Form 10-Q
period 1997-11-30
ONEOK INC /NEW/
filed 1998-01-14
CIK 1039684

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----  EXCHANGE ACT OF 1934 for the quarterly period ended November 30, 1997.

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 for the transition period from           to
                                                          ----------  ---------


                        Commission file number 001-13643


                                   ONEOK, INC.
             (Exact name of registrant as specified in its charter)


OKLAHOMA                                               73-1520922
(State or other jurisdiction of                        (I.R.S. Employer
incorporation of organization)                         Identification No.)


100 WEST FIFTH STREET, TULSA, OK                       74103
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (918) 588-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

On November 30, 1997, the Company had 31,253,119 shares of common stock outstanding.

                                   ONEOK, INC.
                          QUARTERLY REPORT ON FORM 10-Q


PART I - FINANCIAL INFORMATION                                      PAGE NO.

         Consolidated Condensed Statements of Income -
            Three Months Ended November 30, 1997 and 1996           3

         Consolidated Condensed Balance Sheets -
            November 30, 1997, and August 31, 1997                  4

         Consolidated Condensed Statements of Cash Flows -
            Three Months Ended November 30, 1997 and 1996           5

         Notes to Consolidated Condensed Financial Statements       6 - 7

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations           8 - 14

PART II - OTHER INFORMATION                                         14 - 15

                         PART 1 - FINANCIAL INFORMATION
                          ONEOK, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


-------------------------------------------------------------------------
                                                    Three Months Ended
                                                       November 30,
(Thousands of Dollars, except per share amounts)     1997        1996
-------------------------------------------------------------------------
OPERATING REVENUES
  Regulated                                         $118,637     $113,246
  Nonregulated                                       195,523      135,506
-------------------------------------------------------------------------
    Total Operating Revenues                         314,160      248,752
-------------------------------------------------------------------------
OPERATING EXPENSES
  Cost of gas                                        209,273      147,432
  Operations and maintenance                          53,762       50,566
  Depreciation, depletion, and amortization           17,194       16,984
  General taxes                                        5,445        5,092
  Income taxes                                         7,438        7,665
-------------------------------------------------------------------------
    Total Operating Expenses                         293,112      227,739
-------------------------------------------------------------------------
Operating Income                                      21,048       21,013
Interest                                               8,528        8,839
-------------------------------------------------------------------------
NET INCOME                                            12,520       12,174
Preferred Stock Dividends                                  0          107
-------------------------------------------------------------------------
    Income Available for Common Stock                $12,520      $12,067
=========================================================================
Earnings Per Share of Common Stock                     $0.44        $0.44
=========================================================================
Dividends Per Share of Common Stock                    $0.30        $0.30
=========================================================================
Average Shares of Common Stock Outstanding            28,268       27,305
=========================================================================




See accompanying notes to consolidated condensed financial statements.

                          ONEOK, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

----------------------------------------------------------------------------------------
                                                            NOVEMBER 30,     August 31,
(Thousands of Dollars)                                          1997            1997
----------------------------------------------------------------------------------------
ASSETS
Property                                                       $2,075,037     $1,429,493
   Accumulated depreciation, depletion, & amortization            597,296        586,156
----------------------------------------------------------------------------------------
     Total  property                                            1,477,741        843,337
----------------------------------------------------------------------------------------
CURRENT ASSETS:
   Cash and cash equivalents                                       12,895         14,377
   Accounts  and  notes receivable                                322,826        100,937
   Inventories                                                    143,801         78,330
   Other  current assets                                           53,159         13,633
----------------------------------------------------------------------------------------
     Total current assets                                         532,681        207,277
----------------------------------------------------------------------------------------
DEFERRED CHARGES AND OTHER ASSETS:
   Regulatory assets, net                                         166,608        144,712
   Goodwill                                                        79,871          4,756
   Other                                                           37,341         37,325
----------------------------------------------------------------------------------------
      Total deferred charges and other assets                     283,820        186,793
----------------------------------------------------------------------------------------
       TOTAL ASSETS                                            $2,294,242     $1,237,407
========================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
COMMON SHAREHOLDERS' EQUITY:
   Common stock with $0.01 par value: authorized
     60,000,000 shares: issued and outstanding
     31,253,119 shares at November 30, 1997                          $313            --
     and no par value 27,274,322 shares at August 31, 1997.           --        $229,803
   Premium on capital stock                                       883,816
   Retained earnings                                              236,914        232,823
----------------------------------------------------------------------------------------
     Total common shareholders' equity                          1,121,043        462,626
Convertible preferred stock: $0.01 par value,
   Series A authorized 100,000,000 shares;
   issued and outstanding 19,946,448 shares at
   November 30, 1997                                                  199            --
----------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                 1,121,242        462,626
----------------------------------------------------------------------------------------
LONG-TERM DEBT, EXCLUDING CURRENT PORTION                         328,214        328,214
CURRENT LIABILITIES:
   Long-term debt                                                  18,909         18,909
   Notes payable                                                  221,406         45,000
   Accounts payable                                               131,775         80,155
   Accrued  taxes                                                  32,373         12,996
   Accrued interest                                                 6,783          7,376
   Other                                                           31,834         24,611
----------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                    443,080        189,047
----------------------------------------------------------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES:
   Deferred income taxes                                          273,650        183,991
   Customers' advances for construction
      and other deferred credits:                                 128,056         73,529
----------------------------------------------------------------------------------------
      TOTAL DEFERRED CREDITS AND OTHER LIABILITIES                401,706        257,520
----------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $2,294,242     $1,237,407
========================================================================================




See accompanying notes to consolidated condensed financial statements.

                          ONEOK, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Three Months Ended
                                                                November 30,
(Thousands of Dollars)                                    1997                1996
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                 $12,520             $12,174
  Depreciation, depletion, and amortization                   17,513              16,984
  Net losses of equity investees                                 --                   91
  Deferred income taxes                                         (159)               (647)
  Changes in assets and liabilities                          (50,252)            (31,898)
----------------------------------------------------------------------------------------
     Cash used by operating activities                       (20,378)             (3,296)
----------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Changes in other investments, net                              928                 569
  Capital expenditures, net of salvage                       (26,207)            (12,701)
----------------------------------------------------------------------------------------
     Cash used in investing activities                       (25,279)            (12,132)
----------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Issuance of notes payable, net                              50,199              34,997
  Issuance of common stock                                     2,404                 578
  Dividends paid                                              (8,428)             (7,717)
----------------------------------------------------------------------------------------
     Cash provided by financing activities                    44,175              27,858
----------------------------------------------------------------------------------------
  Change in cash and cash equivalents                         (1,482)             12,430
  Cash and cash equivalents at beginning of period            14,377                 598
----------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                 $12,895             $13,028
========================================================================================




See accompanying notes to consolidated condensed financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION.   ONEOK, Inc. (The Company or New ONEOK) is
successor by merger of ONEOK Inc. (Old ONEOK) with and into WAI, Inc. See footnote B for discussion of transaction.

         INTERIM REPORTING. The interim consolidated condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three months ended November 30, 1997, are not necessarily indicative of the results that may be expected for the year ended August 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended August 31, 1997.

         RECLASSIFICATION. Certain amounts in the November 1996 consolidated condensed financial statements have been reclassified to conform with the November 1997 presentation.

B.       SIGNIFICANT EVENTS

         On November 26, 1997 (the Acquisition Date), Old ONEOK, through a series of transactions, acquired certain natural gas assets of Western Resources, Inc. (Western Resources). The transactions provided for Western Resources to transfer all of its natural gas assets located in Kansas and Oklahoma into a wholly-owned subsidiary, WAI, Inc. Old ONEOK then merged into WAI, Inc. The surviving entity, WAI, Inc., then changed its name to ONEOK, Inc.

         The assets included property and interests used, related to, or generated by the field operations of Western Resources' local natural gas distribution business and related properties and rights; all of the capital stock of Western Resources' wholly-owned subsidiaries, Mid Continent Market Center, Inc. (MCMC), and Westar Gas Marketing, Inc.; and all of the debts, claims and liabilities that arose out of, related to, or were generated by, the field operations of Western Resources' local natural gas distribution business in the states of Kansas and Oklahoma (such liabilities and debts included an aggregate principal amount of debt of Western Resources of $35 million, subject to the Working Capital Adjustment) and of the wholly-owned subsidiaries.

The transaction brought 660,000 new distribution customers, 10,068 miles of pipeline, a Kansas gas processing plan with 15 million cubic feet per day capacity, an additional 42 percent interest in a New Mexico gas processing plant with a 200 million cubic feet per day capacity, and a natural gas marketing company with a retail market focus to the Company.

The transactions were accounted for as a reverse acquisition wherein Old ONEOK is deemed the acquiring entity and, accordingly, New ONEOK has made a preliminary assignment of the purchase price of approximately $783 million, which includes fair value of the stock and debt assumed, to the assets and liabilities of WAI, Inc. The purchase allocation was made based on the estimated fair market value of the net assets with the residual assigned to goodwill. The preliminary allocation of the purchase price estimates the working capital adjustment to be approximately $117 million. This adjustment will be finalized in the Company's second fiscal quarter.

Simultaneous with closing of the transaction, Western Resources exercised its rights as defined in the agreement to purchase an additional 97,555 shares of common stock and an additional 628,864 shares of convertible preferred stock giving Western Resources a total of 3,094,257 shares of common stock and 19,946,448 shares of convertible preferred stock and maintaining its 45 percent capital stock interest in the Company including a 9.9 percent common stock interest. The total cost of the purchase by Western Resources was approximately $25.6 million and was paid for through a reduction of the Working Capital Adjustment. A shareholder agreement including standstill provisions prevents Western Resources from increasing its position in the Company above the 45 percent interest and maintains control of the corporation in the hands of the public shareholders of the corporation.

As the transaction closed November 26, 1997, and was effective November 30, 1997, no operations of the acquired properties are reflected during this quarter. Illustrative pro forma data have been prepared as if the merger had taken place at the beginning of each period presented. These results do not necessarily reflect the results which would have been obtained if the merger had actually occurred on the dates indicated or the results which may be expected in the future. The pro forma operating results of the natural gas operations acquired for the three months ended November 30, 1997 are preliminary and subject to change when the working capital adjustment is finalized.

SELECTED FINANCIAL DATA

                                                         Pro Forma
                                                     Three Months Ended
(Thousands of dollars,                                 November 30,
except per share amounts                              1997        1996
-------------------------------------------------------------------------
Total operating revenues                             $507,202    $421,469
Operating income                                     $ 23,884    $ 25,322
Net income                                           $ 14,317    $ 15,645
Preferred stock dividends                            $  8,975    $  8,975
Income available for common stock                    $  5,342    $  6,669
Earnings per share of common stock                   $   0.17    $   0.22
-------------------------------------------------------------------------

C.       Regulatory Assets

         The following table is a summary of regulatory assets, net of amortization, outstanding at November 30, 1997, and August 31, 1997. The alliance with Western Resources transaction increased recoupable take-or-pay assets by $655, postretirement costs other than pensions by $14,400, postemployment benefits by $1,158, and added a regulatory asset for service line replacement of $8,183.

                                        NOV. 30,   Aug. 31,
(Thousands of Dollars)                     1997       1997
-----------------------------------------------------------
Recoupable take-or-pay                  $ 94,953    $95,482
Pension costs                             28,199     29,244
Postretirement costs other than pension   23,099      8,836
Postemployment benefits                    4,484      3,327
Service line replacement                   8,183        --
Income tax rate change                     7,690      7,823
    Regulatory Assets, Net             $ 166,608   $144,712
===========================================================

D.       Supplemental Cash Flow Information

         The following table is supplemental information relative to the Company's cash flows for the three months ended November 30, 1997 and 1996.

                                     THREE MONTHS ENDED
                                         NOVEMBER 30,
(Thousands of Dollars)                 1997       1996
-------------------------------------------------------
Cash paid during the period for:
     Interest                         $8,945     $7,019
     Income taxes                     $2,307        --
Noncash transactions:
     Gas received as payment in kind  $   59     $  163
=======================================================

         The Company acquired the following assets and liabilities of Western
Resources: plant, $623,500; accounts receivable, $135,600; inventories, $50,100; regulatory assets, $24,400; prepayments $1,800; unrecovered gas costs $39,500; notes and accounts payable, $126,800; customer deposits $7,500; accrued taxes $10,700; miscellaneous current liabilities, $5,300; deferred credits, $53,700; and deferred income taxes $89,300. Total consideration paid was $546,916 in convertible preferred stock and $79,413 in common stock.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

A.       RESULTS OF OPERATIONS

         ONEOK, Inc. provides natural gas and related products and services to its customers through regulated and nonregulated segments. The regulated business unit provides natural gas distribution and transmission services in Oklahoma and Kansas. The closing of the transaction pursuant to the agreement with Western Resources on November 26, 1997, made the Company the eighth largest natural gas distribution company in the United States in terms of numbers of customers. The nonregulated business unit is primarily involved in the marketing, processing, and production of natural gas and natural gas liquids.

The Company has agreed to sell for cash certain interests in natural gas processing plants and a small gathering system in Oklahoma. The sale is to take place after expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976.

CONSOLIDATED OPERATIONS

The closing of the transaction with Western Resources culminated an intensive effort to acquire additional gas distribution and transmission facilities to enhance operations. Under the resulting alliance, the Company owns and operates the natural gas assets previously owned by Western Resources in the states of Kansas and Oklahoma. Western Resources has become the largest equity holder of the Company through a combination of common and convertible preferred stock; however, a shareholder agreement containing standstill provisions prevents Western Resources from increasing their position in the Company and restricts the conditions under which Western Resources can vote any common shares received upon conversion of its preferred stock.

                                            Three Months Ended
                                               November 30,
(Thousands of dollars)                      1997         1996
----------------------------------------------------------------
FINANCIAL RESULTS
Operating revenues - regulated              $118,637    $113,246
Operating revenues - nonregulated            195,523     135,506
----------------------------------------------------------------
  Total operating revenues                   314,160     248,752
Operating costs                              268,480     203,090
Depreciation, depletion and amortization      17,194      16,984
----------------------------------------------------------------
  Operating income before taxes             $ 28,486    $ 28,678
================================================================


                               EARNINGS PER SHARE
                                    [GRAPH]


                    1997        1996
------------------------------------
E.P.S.             $0.44       $0.44
------------------------------------

REGULATED OPERATIONS

ONEOK's regulated operations in Oklahoma are conducted through Oklahoma Natural Gas Company Division (ONG), an integrated intrastate natural gas distribution and transmission business which serves residential, commercial, and industrial customers in the state of Oklahoma. ONG also leases space in its pipeline system under its Pipeline Capacity Lease (PCL) program to large volume customers for their use in transporting natural gas to their facilities. ONG is subject to regulatory oversight by the Oklahoma Corporation Commission (OCC). As a result of the alliance with Western Resources, the Company also conducts regulated operations in the state of Kansas through Kansas Gas Service Company Division
(KGS) and Mid Continent Market Center, an affiliated transmission company. KGS also conducts regulated gas distribution operations in the state of Oklahoma. KGS is subject to regulatory oversight by the Kansas Corporation Commission and the Oklahoma Corporation Commission.

                                               Three Months Ended
                                                  November 30,
(Thousands of dollars)                         1997         1996
-----------------------------------------------------------------
FINANCIAL RESULTS
Gas Sales                                    $106,365    $102,061
Cost of Gas                                    57,435      50,214
-----------------------------------------------------------------
  Gross margins on gas sales                   48,930      51,847
Pipeline capacity lease margins                 8,192       9,606
Other revenues                                  4,901       1,836
-----------------------------------------------------------------
  Net revenues                                 62,023      63,289
Operating expenses                             32,112      33,390
Depreciation, depletion and amortization       13,295      12,889
-----------------------------------------------------------------
  Operating income before taxes              $ 16,616    $ 17,010
=================================================================


                               GAS SALES VOLUMES
                                   [GRAPH]


                                   Three Months Ended
                                       November 30,
                                   1997           1996
------------------------------------------------------
Gross Margin per Mcf
  Residential                      $3.50         $3.40
  Commercial                       $2.28         $2.49
  Industrial                       $1.04         $0.96
  Pipeline capacity leases         $0.18         $0.19
======================================================


                          Three Months Ended
                             November 30,
                          1997           1996
-------------------------------------------------
Volumes (MMcf)
Gas sales
  Residential               11,358         10,826
  Commercial                 5,253          5,419
  Industrial                 1,681          2,758
Pipeline capacity leases    40,865         40,727
-------------------------------------------------
Total                       59,157         59,730
=================================================


                                      Three Months Ended
                                         November 30,
                                     1997           1996
---------------------------------------------------------
Number of customers                 750,104       744,437
Capital expenditures (thousands) $   20,977        10,201
Identifiable assets (thousands   $1,939,168    $1,067,877
=========================================================


Net revenues and gross margins from base sales rates decreased from the same period one year ago. Unrecovered gas costs and decreases in average use per customer contributed to the decrease. Other revenues increased primarily due to a non-recurring charge during the first quarter of 1996.

Identifiable assets at November 30, 1997, included $744,831 acquired through the alliance with Western Resources. Operating costs decreased from the same period one year ago while the number of customers served increased.

NONREGULATED OPERATIONS


                                              Three Months Ended
                                                 November 30,
(Thousands of dollars)                        1997         1996
----------------------------------------------------------------
FINANCIAL RESULTS
COMBINED NONREGULATED OPERATIONS
Gas Sales                                   $167,330    $108,665
Cost of Gas                                  165,655     105,237
----------------------------------------------------------------
Gross margins on gas sales                     1,675       3,428
Gas and oil production                         8,322       9,171
Gas processing (net)                           9,326       7,981
Other                                          5,090       3,918
----------------------------------------------------------------
Net revenues                                  24,413      24,498
Operating expenses                             8,644       8,734
Depreciation, depletion and amortization       3,899       4,095
----------------------------------------------------------------
Operating income                            $ 11,870     $11,669
================================================================


                              Three Months Ended
                                 November 30,
                              1997          1996
---------------------------------------------------
COMBINED NONREGULATED
  NATURAL GAS OPERATIONS
Natural gas volumes (MMcf)
  Marketing                     57,477       54,587
  Natural gas production         3,173        3,577
  Residue gas                    1,478        1,549
---------------------------------------------------
                                62,128       59,713
---------------------------------------------------
Less intersegment sales
  Marketing                      2,886          969
  Natural gas production         1,127        1,700
  Residue gas                      492        1,549
---------------------------------------------------
                                 4,505        4,218
---------------------------------------------------
Net Natural gas volumes         57,623       55,495
===================================================


ONEOK's nonregulated operations are involved in the marketing, processing, and production of natural gas and natural gas liquids. The gas marketing subsidiary has directed its activities, with a wholesale focus, to the mid-continent region of the United States. The Company's interest in gas liquids extraction plants and its producing properties have been concentrated principally in Oklahoma. The Company also with the closing of the transaction with Western Resources, the nonregulated operations acquired additional marketing and processing businesses which compliment the existing businesses. For the marketing operation, the acquisition provided a marketing business with a retail focus. In the processing operation, an additional 42 percent interest in the Indian Basin plant in New Mexico was acquired.

The Company adheres to a prudent risk management strategy of hedging fixed price or location differential transactions using natural gas contracts or other derivative agreements to offset potential price risk exposure.

MARKETING

                                               Three Months Ended
                                                  November 30,
(Thousands of dollars)                         1997         1996
-----------------------------------------------------------------
Natural gas sales                            $167,330    $108,665
Cost of Gas                                   165,655     105,237
-----------------------------------------------------------------
Gross margins on gas sales                      1,675       3,428
Other                                           2,441         454
-----------------------------------------------------------------
Operating revenues                              4,116       3,882
Operating costs, net                              947         805
Depreciation, depletion and amortization          129         114
-----------------------------------------------------------------
Operating income                             $  3,040    $  2,963
=================================================================


                                     Three Months Ended
                                        November 30,
                                     1997          1996
--------------------------------------------------------
  OPERATING INFORMATION
Natural gas volumes (MMcf)           57,477       54,587
Capital expenditures (thousands)         --      $    40
Identifiable assets (thousands)    $164,993      $97,620
--------------------------------------------------------


Gas margins are lower this quarter compared to the same quarter one year ago when a market anomaly resulted in unprecedented intra-month pricing movement and increased gas margins. The weather extremes which created fiscal 1997's increased gas margins have not occurred in fiscal 1998. The increase in other revenues includes the recovery of prior period costs.

PROCESSING

                                              Three Months Ended
                                                  November 30,
(Thousands of dollars)                         1997         1996
----------------------------------------------------------------
Gas processing (net)                          $8,821      $7,327
Other                                             24           1
----------------------------------------------------------------
Operating revenues                             8,845       7,328
Operating costs, net                           1,683       1,850
Depreciation, depletion and amortization         566         521
----------------------------------------------------------------
Operating income                              $6,596      $4,957
================================================================


                                    Three Months Ended
                                       November 30,
                                    1997          1996
--------------------------------------------------------
  OPERATING INFORMATION
Residue gas (MMcf)                    1,478        1,549
Natural gas liquids (MGal)           58,616       52,772
Average NGL's price (MGal)          $ 0.342      $ 0.370
Fuel & Shrink price (MMbtu)         $  2.52      $  1.84
Capital expenditures (thousands)    $ 1,017      $   316
Identifiable assets (thousands)     $58,025      $30,086
--------------------------------------------------------


Residue gas sales volumes were slightly lower for the quarter ended November 30, 1997, compared to the same quarter one year ago; however, gas prices were higher, resulting in higher margins. NGL volumes were significantly higher due to the additional volumes from the interest acquired in the Indian Basin plant in the second quarter of fiscal 1997 and the sales this period of NGL's stored last spring and summer.

PRODUCTION


                                         Three Months Ended
                                            November 30,
(Thousands of dollars)                   1997         1996
-----------------------------------------------------------
Natural gas sales                        $6,997      $7,288
Oil sales                                 1,325       1,883
Liquids and residue                         505         654
Other                                       378         100
-----------------------------------------------------------
Operating revenues                        9,205       9,925
Operating costs, net                      3,460       2,584
Depreciation, depletion and amortization  3,110       3,370
-----------------------------------------------------------
Operating income                         $2,635      $3,971
===========================================================


                                   Three Months Ended
                                      November 30,
                                   1997          1996
------------------------------------------------------
Proved reserves
  Gas (MMcf)                       84,125       74,766
  Oil (MBbls)                       2,076        1,715
------------------------------------------------------
Production
  Gas (MMcf)                        3,173        3,577
  Oil (MBbls)                          70           90
------------------------------------------------------
Average price
  Gas (Mcf)                      $   2.21      $  2.04
  Oil (Bbls)                     $  18.93      $ 21.00
------------------------------------------------------
Capital expenditures (thousands) $  3,633      $ 1,380
Identifiable assets (thousands)  $102,583      $72,606
------------------------------------------------------



Although gas volumes were down this quarter compared to the same quarter one year ago, this was offset by higher gas prices. Deliverability from the wells acquired through the PSEC acquisition in the second quarter of fiscal 1997 has been as good or better than anticipated, but this increased production has been offset by the natural decline in other fields. Additionally, the gas production for the first quarter of fiscal 1997 included production adjustments which increased the volume and sales reported for that quarter. The production operation experienced a 93 percent success rate for development drilling during the first quarter of fiscal 1998. Operating costs increased over the same quarter one year ago primarily due to the additional cost of operating the wells acquired from PSEC.

During the first quarter of fiscal 1998, a definitive agreement was signed to acquire 100 percent of the privately held stock of Washita Production Company, a Tulsa based independent oil and gas producer. This transaction was closed in December 1997. The acquisition of Washita, valued at approximately $20 million subject to closing adjustments, was made with a combination of cash and ONEOK common stock. The transaction includes 235 producing wells and significant behind pipe and development drilling opportunities with proven reserves of approximately 23 billion cubic feet equivalent. The wells are primarily located in the Anadarko and Arkoma Basins of Oklahoma but include some properties in the Hugoton Basin of Kansas.

FINANCIAL FLEXIBILITY AND LIQUIDITY

Due to the closing of the strategic alliance with Western Resources, the Company went from a ratio of 54 percent equity and 46 percent debt (including short-term debt) at August 31, 1997, to 66 percent equity and 34 percent debt at November 30, 1997. On December 1, 1997, Moody's Investors Service announced that it had upgraded the Company's debt rating from A3 to A2 due to the benefits expected from the acquisition, including a strengthened market and financial position. The debt rating by Standard and Poor's Corporation remains at A-. The Company's long-term debt represents 34 percent of the total capital at November 30, 1997.

Cash provided by operating activities remains strong and continues as the primary source for meeting cash requirements. However, due to seasonal fluctuations and additional capital requirements, the Company periodically accesses funds through short-term credit agreements and, if necessary, through long-term borrowings.

OPERATING CASH FLOWS

Operating cash flows for the three months ended November 30, 1997, as compared to the same period in 1996 are lower due to increased receivables and gas in storage.

INVESTING CASH FLOWS

Capital expenditures for the three months ended November 30, 1997 and 1996 are as follows:


                              CAPITAL EXPENDITURES
                                    [GRAPH]


(MILLIONS OF DOLLARS)     1997        1996
------------------------------------------
Non-regulated            $  4.6      $ 2.0
  Processing                1.0        0.3
  Production                3.6        1.4
  Other                      --        0.3
------------------------------------------
Regulated                $ 20.4      $10.2
==========================================


FINANCING CASH FLOW

At November 30, 1997, $347 million of long-term debt was outstanding. As of that date, the Company could have issued $845 million of additional long-term debt under the most restrictive provisions contained in its various borrowing agreements.

The Company believes that internally generated funds and access to financial markets will be sufficient to meet its normal debt service, dividend requirements, and capital expenditures. However, the adjustment of the debt acquired from Western Resources or events such as other significant acquisitions, may require additional debt or equity financing.

LIQUIDITY

The regulated segment continues to face competitive pressure to serve the substantial market represented by its large volume customers. The loss of a substantial portion of that load, without recoupment of the revenues from that loss, could have a materially adverse effect on the Company's financial condition. However, since 1995, rates have been structured to reduce the Company's risk in serving its large volume customers.

OTHER

Commodity futures contracts and swaps are periodically used in the production, gas processing, and marketing operations to hedge the impact of price fluctuations. Natural gas futures contracts require the Company to buy or sell natural gas at a fixed price. Swap agreements are non-exchange trades between parties whereby one party pays a fixed price and the other a floating price. Swaps allow for the creation of customized transactions. The Company's production operation periodically uses commodity futures contracts and swaps to hedge the impact of oil and natural gas price fluctuations. The Company's gas processing operation uses futures and swaps to hedge the price of gas used in the natural gas liquid extraction process. The gas marketing operation uses futures and swaps to lock in margins on preexisting purchase or sale commitments for physical quantities of natural gas. The Company adheres to policies and procedures which limit its exposure to market risk. Gains and losses on commodity futures contracts and swaps are recognized when the related physical gas purchases or sales transactions are recognized. At November 30, 1997, the net deferred gain on these contracts was approximately $0.5 million.

NEW ACCOUNTING PRONOUNCEMENTS - In February 1997, the Financial Accounting Standards Board issued Statement of financial Accounting Standards NO. 128, "Earnings per Share" ("SFAS 128"), which is required to be implemented for fiscal years ending after December 15, 1997 and earlier application is not permitted. SFAS 128 replaced the current "primary earnings per share" ("primary EPS") and "fully diluted earnings per share" ("fully diluted EPS") with "basic earnings per share" ("basic EPS") and "diluted earnings per share" ("diluted EPS"). Unlike the calculation of primary EPS which includes , in its denominator, the sum of (1) actual weighted shares outstanding and (2) "common stock equivalents" as the term is defined in the authoritative literature, basic EPS is calculated using only the actual weighted average shares outstanding during the relevant periods.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Fent, et ux v. Oklahoma Natural Gas Company, a division of ONEOK Inc., No. CJ-88-10148. On December 16, 1997, the Court of Appeals decided in favor of the Company, upholding the trial court's denial of class certification. Fent filed a Petition for Rehearing on January 5, 1998.

Application of Oklahoma Natural Gas Company, a division of ONEOK Inc. for a Determination that under the Commission's existing Natural Gas Utility Rules and Regulations and Oklahoma Natural's existing Service Rules and Regulations, the gas utility customers of Oklahoma Natural Gas Company, except Jerry R. Fent and Margaret B. Fent, are reasonable for installing and maintaining all piping between the Customers' property or curb lines and such Customers' Points of Consumption of Gas, Cause PUD No. 95000223. In respect to the Jenks' appeal, on November 17, 1997, the Court of Appeals reversed the Commission Order finding that although Jenks and other customers may be similarly situated, it could not determine that their situations are so similar as to be the same and as such future action may or may not be identical and fall into the same class. The Court further stated although the Commission could interpret its rules when a dispute arises, it could not determine whether there would be liability in any future case because each situation may be different. As such, the Commission's Order fails because it was an attempt to pre-judge future disputes. On December 8, 1997, the Company filed a petition for Certiorari with the Oklahoma Supreme Court. Jenks has also filed Motions for Attorney Fees and publication of the Order. The Company and the Commission have filed responses to the motions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
(a) Exhibits
     None

(b) Reports
     On December 12, 1997, the Company filed two 8-K reports. The first report concerned the appointment of two new directors to the ONEOK Board of Directors. The second report concerned the upgrading of ONEOK's senior unsecured debt by Moody's Investor Service.
     No financial statements were filed with the Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of January 1998.



                                        ONEOK, Inc.
                                        Registrant

                                        By:  J. D. Neal
                                             ---------------------------------
                                             Vice President, Chief Financial
                                             Officer, and Treasurer (Principal
                                             Financial and Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT NO.                   DESCRIPTION
-----------                   -----------
  27                          Financial Data Schedule