Form 10-Q
period 1998-02-28
ONEOK INC /NEW/
filed 1998-04-06
CIK 1039684

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



(Mark One)
 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934 for the quarterly period ended February 28, 1998.

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934 for the transition period from          to
                                                           --------    --------


                        Commission file number 001-13643


                                   ONEOK, INC.
             (Exact name of registrant as specified in its charter)


OKLAHOMA                                                73-1520922
(State or other jurisdiction of                         (I.R.S. Employer
incorporation of organization)                          Identification No.)


100 WEST FIFTH STREET, TULSA, OK                        74103
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (918) 588-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

On February 28, 1998, the Company had 31,570,789 shares of common stock outstanding.

                                   ONEOK, INC.
                          QUARTERLY REPORT ON FORM 10-Q


PART I - FINANCIAL INFORMATION                                                          PAGE NO.
         Consolidated Condensed Statements of Income -
            Three Months and Six Months Ended
            February 28, 1998 and 1997                                                         3

         Consolidated Condensed Balance Sheets -
            February 28, 1998, and August 31, 1997                                             4

         Consolidated Condensed Statements of Cash Flows -
            Six Months Ended February 28, 1998 and 1997                                        5

         Notes to Consolidated Condensed Financial Statements                                  6 - 8

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                      9 - 16

PART II - OTHER INFORMATION                                                                    17

                         PART 1 - FINANCIAL INFORMATION
                          ONEOK, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


-----------------------------------------------------------------------------------------------------------------------------
                                                                          Three Months Ended            Six Months Ended
                                                                             February 28,                 February 28,
(Thousands of Dollars, except per share amounts)                           1998         1997            1998         1997
-----------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
  Regulated                                                                 $470,314    $282,794      $  588,951     $396,041
  Nonregulated                                                               251,740     190,859         447,263      326,363
-----------------------------------------------------------------------------------------------------------------------------
    Total Operating Revenues                                                 722,054     473,653       1,036,214      722,404
-----------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Cost of gas                                                                474,704     324,144         683,977      471,576
  Operations and maintenance                                                  78,873      53,615         132,635      104,313
  Depreciation, depletion, and amortization                                   27,265      19,012          44,459       35,996
  General taxes                                                                9,963       5,930          15,408       11,023
  Income taxes                                                                46,611      23,818          54,049       31,481
-----------------------------------------------------------------------------------------------------------------------------
    Total Operating Expenses                                                 637,416     426,519         930,528      654,389
-----------------------------------------------------------------------------------------------------------------------------
Operating Income                                                              84,638      47,134         105,686       68,015
Interest                                                                      10,802       8,893          19,330       17,599
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                    73,836      38,241          86,356       50,416
Preferred Stock Dividends                                                      8,976         107           8,976          214
-----------------------------------------------------------------------------------------------------------------------------
    Income Available for Common Stock                                       $ 64,860    $ 38,134      $   77,380     $ 50,202
=============================================================================================================================
Earnings Per Share of Common Stock - Basic                                  $   2.06    $   1.39      $     2.59     $   1.84
=============================================================================================================================
Earnings Per Share of Common Stock - Diluted                                $   1.43    $   1.39      $     2.17     $   1.84
=============================================================================================================================



Dividends Per Share of Common Stock                                         $   0.30    $   0.30      $    0.60      $ 0.60
=============================================================================================================================



See accompanying notes to consolidated condensed financial statements.

                             ONEOK, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (Unaudited)

                                                                        FEBRUARY 28,    August 31,
(Thousands of Dollars)                                                      1998           1997
--------------------------------------------------------------------------------------------------
ASSETS
Property                                                                 $2,072,420     $1,429,493
   Accumulated depreciation, depletion, and amortization                    580,448        586,156
--------------------------------------------------------------------------------------------------
     Total  property                                                      1,491,972        843,337
--------------------------------------------------------------------------------------------------
CURRENT ASSETS:
   Cash and cash equivalents                                                 86,701         14,377
   Accounts  and  notes receivable                                          368,899        100,937
   Inventories                                                               67,170         78,330
   Other  current assets                                                     17,178         13,633
--------------------------------------------------------------------------------------------------
     Total current assets                                                   539,948        207,277
--------------------------------------------------------------------------------------------------
DEFERRED CHARGES AND OTHER ASSETS:
   Regulatory assets, net                                                   175,671        144,712
   Goodwill                                                                  91,075          4,756
   Other                                                                     36,179         37,325
--------------------------------------------------------------------------------------------------
      Total deferred charges and other assets                               302,925        186,793
--------------------------------------------------------------------------------------------------
       TOTAL ASSETS                                                      $2,334,845     $1,237,407
==================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
COMMON SHAREHOLDERS' EQUITY:
   Common stock with $0.01 par value: authorized 60,000,000 shares:
     issued and outstanding  31,570,789 shares at  February 28, 1998     $      316
     and no par value 28,079,783 shares at August 31, 1997                              $  229,803
   Premium on common stock                                                  329,284
   Retained earnings                                                        292,303        232,823
--------------------------------------------------------------------------------------------------
     Total common shareholders' equity                                      621,903        462,626
Convertible preferred stock: $0.01 par value, Series A authorized
   100,000,000 shares; issued and outstanding 19,946,448 shares at
   November 30, 1997                                                            199              -
   Premium on preferred stock                                               564,712              -
--------------------------------------------------------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                           1,186,814        462,626
--------------------------------------------------------------------------------------------------
LONG-TERM DEBT, EXCLUDING CURRENT PORTION                                   324,355        328,214
CURRENT LIABILITIES:
   Long-term debt                                                            18,909         18,909
   Notes payable                                                            152,115         45,000
   Accounts payable                                                         151,280         80,155
   Accrued  taxes                                                            43,074         12,996
   Accrued interest                                                           9,618          7,376
   Other                                                                     52,843         24,611
--------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                              427,839        189,047
--------------------------------------------------------------------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES:
   Deferred income taxes                                                    270,677        183,991
   Customers' advances for construction
      and other deferred credits:                                           125,160         73,529
--------------------------------------------------------------------------------------------------
      TOTAL DEFERRED CREDITS AND OTHER LIABILITIES                          395,837        257,520
--------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $2,334,845     $1,237,407
==================================================================================================


See accompanying notes to consolidated condensed financial statements.

                             ONEOK INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOW
                                     (Unaudited)

                                                           Six Months Ended
                                                             February 28,
(Thousands of Dollars)                                   1998           1997
-----------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income                                              86,356         50,416
Depreciation, depletion, and amortization               47,052         35,996
Net losses of equity investees                               -            155
Deferred income taxes                                   (4,650)        (1,086)
Other                                                  (14,644)             -
Changes in assets and liabilities                       73,534        (15,916)
-----------------------------------------------------------------------------
Cash provided by operating activities                  187,648         69,565
-----------------------------------------------------------------------------
INVESTING ACTIVITIES
Changes in other investments, net                         (253)           798
Acquisition, net                                        (2,802)             -
Capital expenditures, net of salvage                   (33,459)       (38,304)
-----------------------------------------------------------------------------
Cash used in investing activities                      (36,514)       (37,506)
-----------------------------------------------------------------------------
FINANCING ACTIVITIES
Payment of notes payable, net                          (54,083)       (15,158)
Payment of debt                                         (3,858)             -
Issuance of common stock                                 6,007          3,327
Dividends paid                                         (26,876)       (14,731)
-----------------------------------------------------------------------------
Cash used in financing activities                      (78,810)       (26,562)
-----------------------------------------------------------------------------
Change in cash and cash equivalents                     72,324          5,497
Cash and cash equivalents at beginning of period        14,377            598
-----------------------------------------------------------------------------
Cash and cash equivalents at end of period           $  86,701      $   6,095
=============================================================================



See accompanying notes to consolidated condensed financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. ONEOK, Inc., formerly WAI, Inc. (The Company or New ONEOK) is successor by merger of ONEOK Inc. (Old ONEOK). It acquired the gas business of Western Resources, Inc. and merged with Old ONEOK on November 26, 1997, however, the transaction was effective November 30, 1997, for financial reporting purposes.

         INTERIM REPORTING. The interim consolidated condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the six months ended February 28, 1998, are not necessarily indicative of the results that may be expected for the year ended August 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended August 31, 1997.

         RECLASSIFICATION. Certain amounts in the February 1997 consolidated condensed financial statements have been reclassified to conform with the February 1998 presentation.

B.       SIGNIFICANT EVENTS

         ONEOK Resources, continuing its strategy of focusing on natural gas reserves in Oklahoma and Kansas to add value to all of ONEOK's gas-related operations, signed a definitive agreement with OXY USA, Inc., to purchase natural gas and oil reserves in Oklahoma and Kansas outside the Hugoton field for approximately $135 million before adjustments. The acquisition includes more than 400 wells located in both states. Net production is approximately 30 million cubic feet of gas per day and 400 barrels of oil per day and includes a gas sweetening plant located in the Aledo Field in Oklahoma that will generate additional revenues and provide attractive income potential. Based on current projected reserves, this transaction will almost double ONEOK's oil and gas reserves.

The acquisition of 100 percent of the privately held stock of Washita Production Company, a Tulsa based independent oil and gas producer, was closed in December 1997. The acquisition of Washita, valued at approximately $20 million, was made with a combination of cash and ONEOK common stock. The transaction includes 235 producing wells and significant behind pipe and development drilling opportunities with proven reserves of approximately 23 billion cubic feet equivalent. The wells are primarily located in the Anadarko and Arkoma Basin of Oklahoma and include some properties in the Hugoton Basin of Kansas.

On November 26, 1997 (the Acquisition Date), the Company acquired substantially all of the natural gas assets of Western Resources, Inc. (Western). Western is a diversified natural gas and electric utility company. For accounting purposes the acquisition became effective November 30, 1997, and Western received the financial benefits of the Gas Business through that date. The acquisition was accounted for as a purchase and, accordingly, the operating results of the gas properties acquired from Western are included in the consolidated financial statements since December 1, 1997. The aggregate purchase price, prior to the working capital adjustment, was approximately $666 million, which includes costs of acquisition. The aggregate purchase price, which was funded through the issuance of a combination of preferred and common stock, was allocated based on the estimated fair market value of the net assets. The excess of the purchase price over assets acquired (goodwill) approximated $88 million and is being amortized over 40 years.

--------------------------------------------------------------------------------
                                                               Pro Forma
                                                           Six Months Ended
(Thousands of dollars,                                        February 28,
except per share amounts)                                 1998            1997
--------------------------------------------------------------------------------
Total operating revenues                              $1,235,453      $1,267,095
Operating income                                      $  157,991      $  157,332
Net income                                            $   89,680      $   82,136
Preferred stock dividends                             $   17,952      $   17,952
Income available for common stock                     $   71,728      $   64,184
Earnings per share of common stock - basic            $     2.82      $     2.12
Earnings per share of common stock - diluted          $     1.74      $     1.67
--------------------------------------------------------------------------------

The table of unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisition had occurred at the beginning of fiscal 1997, with pro forma adjustments to give effect to the working capital adjustment. These results do not necessarily reflect the results which would have been obtained if the merger had actually occurred on the dates indicated or the results which may be expected in the future.


In January, the Oklahoma Corporation Commission approved rule making for the restructuring of the state's natural gas industry. Under the rules the Company would be required to competitively bid transmission service ("upstream activities") into its distribution system. ONG Transmission, a wholly-owned subsidiary, has had exclusive rights to provide this service. However, a new division, ONEOK Gas Transportation Company, was created in January 1998, and the operations were transferred to that division. On April 1, 1998, the Company filed a plan for upstream unbundling. This is expected to allow adequate time for the competitive bidding process to be in place and unbundling to be implemented in or by November 1998.

C.       REGULATORY ASSETS

--------------------------------------------------------------------------------
                                                       February 28,   August 31,
(Thousands of Dollars)                                    1998          1997
--------------------------------------------------------------------------------
Recoupable take-or-pay                                  $ 93,108        $ 95,482
Pension costs                                             27,153          29,244
Postretirement costs other than pension                    8,562           8,836
Postemployment benefits                                   18,884           3,327
Service line replacement                                   6,891               -
Rate case                                                    218               -
Transition costs                                          13,299               -
Income tax rate change                                     7,556           7,823
--------------------------------------------------------------------------------
    Regulatory Assets, Net                              $175,671        $144,712
================================================================================


         The table presents a summary of regulatory assets, net of amortization, outstanding at February 28, 1997, and August 31, 1997. The Western Resources transaction increased regulatory assets by approximately
$36 million.

D.       SUPPLEMENTAL CASH FLOW INFORMATION

--------------------------------------------------------------------------------
                                                           Six Months Ended
                                                             February 28,
(Thousands of Dollars)                                   1998             1997
--------------------------------------------------------------------------------
Cash paid during the period for:
     Interest                                         $  16,890        $  17,254
     Income taxes                                     $  34,682        $   9,018
Noncash transactions:
     Gas received as payment in kind                  $     149        $     320
Common stock issued under dividend
    reinvestment program                                      -        $   1,894
Acquisition of assets and liabilities
    Plant, property and equipment                     $ 638,940                -
    Current assets                                    $ 232,520                -
   Deferred debits                                      120,845
    Current liabilities                               ($ 23,494)               -
    Debt assumed                                      ($161,198)               -
    Deferred credits                                  ($ 54,774)               -
    Deferred income taxes                             ($ 91,336)               -
   Stock                                              ($658,701)               -
                                                      ---------
   Cash Paid                                           $  2,802                -
================================================================================

         The table presents supplemental information relative to the Company's cash flows for the six months ended February 28, 1998 and 1997.

E.       EARNINGS PER SHARE INFORMATION

         The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), during the second quarter. SFAS 128 replaces the current "primary earnings per share" ("primary EPS") and "fully diluted earnings per share" ("fully diluted EPS") with "basic earnings per share" ("basic EPS") and "diluted earnings per share" ("diluted EPS"). Unlike the calculation of primary EPS which includes, in its denominator, "common stock equivalents" basic EPS is calculated using only the actual weighted average shares outstanding during the relevant periods. The following is a required reconciliation of the numerators and denominators of the basic and diluted EPS computations for income.

------------------------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended February 28, 1998    Six Months Ended February 28, 1998
                                                                             Per Share                               Per Share
(Thousands of dollars except per share amounts)    Income        Shares       Amount       Income       Shares        Amount
------------------------------------------------------------------------------------------------------------------------------
BASIC EPS
Income available to common stockholders           $64,860        31,466       $2.06      $77,380        29,859        $2.59
                                                                              =====                                   =====
EFFECT OF DILUTIVE SECURITIES
   Options                                                          164                                     35
   Convertible preferred stock                      8,976        19,946                    8,976         9,973
                                                  -------        ------                  -------         -----
DILUTED EPS
Income available to common stockholders
  + assumed conversions                           $73,836        51,576       $1.43      $86,356        39,867        $2.17
==============================================================================================================================

------------------------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended February 28, 1997    Six Months Ended February 28, 1997
                                                                             Per Share                               Per Share
(Thousands of dollars except per share amounts)    Income        Shares       Amount       Income       Shares        Amount
------------------------------------------------------------------------------------------------------------------------------
BASIC EPS
Income available to common stockholders           $38,134        27,378       $1.39      $50,202        27,326        $1.84
                                                                              =====                                   =====
EFFECT OF DILUTIVE SECURITIES
   Options
   Convertible preferred stock
DILUTED EPS
Income available to common stockholders
  + assumed conversions                           $38,134        27,378       $1.39      $50,202        27,326        $1.84
==============================================================================================================================

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


----------------------------------------------------------------------------------------
                                         Three Months Ended          Six Months Ended
                                            February 28,               February 28,
(Thousands of dollars)                    1998         1997          1998         1997
----------------------------------------------------------------------------------------
FINANCIAL RESULTS
Operating revenues - regulated          $470,314     $282,794    $  588,951     $396,041
Operating revenues - nonregulated        251,740      190,859       447,263      326,363
----------------------------------------------------------------------------------------
  Total operating revenues               722,054      473,653     1,036,214      722,404
Operating costs                          563,540      383,689       832,020      586,912
Depreciation, depletion and amortization  27,265       19,012        44,459       35,996
----------------------------------------------------------------------------------------
  Operating income before taxes         $131,249     $ 70,952    $  159,735     $ 99,496
========================================================================================


         ONEOK, Inc. provides natural gas and related products and services to its customers through regulated and nonregulated segments. The regulated business unit provides natural gas distribution and transmission services to three-fourths of Oklahoma and two-thirds of Kansas. The Company is the eighth largest natural gas distribution company in the United States in terms of numbers of customers. The nonregulated business unit is primarily involved in the marketing, processing, and production of natural gas and natural gas liquids.

CONSOLIDATED OPERATIONS

         The Company continues to seek opportunities to strengthen its competitive edge and position itself to be a leader in the industry. The Company just completed the first quarter of operation of the gas assets acquired through the strategic alliance with Western Resources. This alliance allowed the Company to extend its regulated operation into the state of Kansas and serve two-thirds of that state. Additionally, the Company has signed a definitive agreement to purchase natural gas and oil reserves located in Kansas and Oklahoma from OXY USA, Inc. The purchase is consistent with the Company's strategy of focusing reserve ownership close to our business operations, including natural gas distribution, marketing, processing, and transmission and storage. The additional reserves will almost double the Company's oil and gas reserve base. During the second quarter, the Company has sold its 50 percent interest in 11 gas processing plants primarily due to its lack of ownership of the gathering systems upstream of the plants.

                            Basic Earnings Per Share
                           Six Months Ended February

                                     [GRAPH]

--------------------------------------------------------------------------------
                                                          1998             1997
--------------------------------------------------------------------------------
E.P.S.                                                    $2.59            $1.84
--------------------------------------------------------------------------------

                           Diluted Earnings Per Share
                           Six Months ended February

                                     [GRAPH]

--------------------------------------------------------------------------------
DILUTED                                                   1998             1997
--------------------------------------------------------------------------------
E.P.S                                                     $2.17            $1.84
--------------------------------------------------------------------------------

Graph shows Basic earnings per share for six months ended February of $2.59 and $1.84 for 1998 and 1997, respectively.

Graph shows Diluted earnings per share for six months ended February of $2.17 and $1.84 for 1998 and 1997, respectively.

REGULATORY. The Kansas Corporation Commission has approved a pilot program designed to moderate the cost its customers pay for natural gas in cold weather months. Under the program, the Company will use hedging to cap the price the Company pays for its supply of gas during the coldest months and protect customers from sharply higher winter heating costs.

YEAR 2000. Management has initiated an enterprise-wide program to prepare the Company's computer systems and applications for the year 2000. The Company expects to incur internal installation costs as well as other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. Testing and conversion of system applications is estimated to cost between $1.0 million and $1.5 million and be completed by early 1999. A significant proportion of these costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of existing information technology resources.

REGULATED OPERATIONS

ONEOK's regulated operations in Oklahoma are conducted through Oklahoma Natural Gas Company Division (ONG), an integrated intrastate natural gas distribution and transmission business which serves residential, commercial, and industrial customers in the state of Oklahoma. ONG also leases space in its pipeline system under its Pipeline Capacity Lease (PCL) program to large volume customers for their use in transporting natural gas to their facilities. ONG is subject to regulatory oversight by the Oklahoma Corporation Commission (OCC). ONEOK's regulated operations in Kansas are conducted through Kansas Gas Service Company Division (KGS) and Mid Continent Market Center (MCMC), an affiliated transmission company. KGS serves residential, commercial, and industrial customers and provides end-use customer transportation (ECT). KGS also conducts regulated gas distribution operations in northeastern Oklahoma. KGS is subject to regulatory oversight by the Kansas Corporation Commission (KCC) and the OCC.

----------------------------------------------------------------------------------------
                                         Three Months Ended          Six Months Ended
                                            February 28,               February 28,
(Thousands of dollars)                    1998         1997          1998         1997
----------------------------------------------------------------------------------------
FINANCIAL RESULTS
Gas Sales                               $442,526     $266,654      $548,891     $368,715
Cost of Gas                              284,875      178,798       342,310      229,012
----------------------------------------------------------------------------------------
  Gross margins on gas sales             157,651       87,856       206,581      139,703
PCL, ECT and transportation  margins      26,460       11,574        34,652       21,180
Other revenues                             9,608        5,057        14,509        6,893
----------------------------------------------------------------------------------------
  Net revenues                           193,719      104,487       255,742      167,776
Operating expenses                        67,139       33,632        99,251       67,154
Depreciation, depletion and amortization  21,990       12,886        35,285       25,775
----------------------------------------------------------------------------------------
  Operating income before taxes         $104,590      $57,969      $121,206      $74,847
========================================================================================

Net revenues and operating expenses increased over the same period one year ago, primarily due to inclusion of KGS's and MCMC's operations since December 1, 1997. On a pro forma basis, assuming the Western acquisition had occurred at the beginning of fiscal 1997, net revenues and operating expenses would have been $303 million and $136 million, respectively, for the six months ended 1998 as compared to $311 million and $145 million respectively, for the six months ended 1997. The decrease in pro forma net revenues in the current year reflects the fact that KGS's rates are not weather normalized as are ONG's and, accordingly, were negatively impacted by warmer than normal weather. Pro forma operating expenses have declined in the current year reflecting ongoing efforts to improve operating efficiencies while increasing total customers served. Personnel costs, including pensions and postretirement costs, on a pro forma basis, decreased from the prior year partially due to a reduced personnel complement achieved solely through attrition. Other cost reductions related to occupancy costs and reduced levels of contract labor.

--------------------------------------------------------------------------------
                                                            February 28,
                                                       1998               1997
--------------------------------------------------------------------------------
Number of customers
  Oklahoma                                            757,662            752,775
  Kansas                                              661,633                  -
--------------------------------------------------------------------------------
    Total                                           1,419,295            752,775
================================================================================
Identifiable assets (thousands)                    $2,018,902         $1,115,637
================================================================================

Identifiable assets at February 28, 1998, included $972.6 million acquired through the alliance with Western Resources.

-------------------------------------------------------------------------------------
                                        Three Months Ended         Six Months Ended
                                           February 28,              February 28,
                                        1998         1997         1998         1997
-------------------------------------------------------------------------------------
Gross Margin per Mcf
OKLAHOMA
  Residential                         $   2.22     $   2.20     $   2.53     $   2.51
  Commercial                          $   2.29     $   2.12     $   2.29     $   2.11
  Industrial                          $   1.19     $   1.10     $   1.13     $   1.05
  Pipeline capacity leases            $   0.25     $   0.19     $   0.21     $   0.19
KANSAS
  Residential                         $   1.94            -     $   1.94            -
  Commercial                          $   1.62            -     $   1.62            -
  Industrial                          $   1.89            -     $   1.89            -
  End-use customer transportation     $   0.66            -     $   0.66            -
=====================================================================================

------------------------------------------------------------------------------------
                                       Three Months Ended         Six Months Ended
                                          February 28,              February 28,
                                       1998         1997         1998         1997
------------------------------------------------------------------------------------
Volumes (MMcf)
Gas sales
    Residential                        58,225       30,617       67,912       41,049
    Commercial                         22,865       14,794       27,565       20,217
    Industrial                          2,917        4,748        4,599        7,506
PCL and ECT                            57,114       45,417       97,979       86,144
------------------------------------------------------------------------------------
Total Gas Sales, PCL and ECT          141,121       95,576      198,055      154,916
====================================================================================
Capital expenditures (thousands)
Oklahoma                             $ 14,168     $ 11,133     $ 35,145     $ 21,334
Kansas                               $  9,634            -     $  9,634            -
====================================================================================

The numbers presented in the volume table include volumes attributable to Kansas Gas Service since December 1, 1997.

                      Gas Sales, PCL & ECT Volumes (MMcf)
                          Three Months Ended February

                                     [GRAPH]

                      Gas Sales, PCL & ECT Volumes (MMcf)
                           Six Months Ended February

                                     [GRAPH]

Graph shows gas sales, PCL & ECT volumes in Mmcf for three months ended February of Residential 58,225, Commercial 22,865, Industrial 2,917 and PCL & ECT 57,114 for 1998 and Residential 30,617, Commercial 14,794, Industrial 4,748 and PCL & ECT 45,417 for 1997.

Graph shows gas sales, PCL & ECT volumes in Mmcf for six months ended February of Residential 67,912, Commercial 27,565, Industrial 4,599 and PCL & ECT 97,979 for 1998 and Residential 41,049, Commercial 20,217, Industrial 7,506 and PCL & ECT 86,144 for 1997.

NONREGULATED OPERATIONS

ONEOK's nonregulated operations are involved in the marketing, processing, and production of natural gas and natural gas liquids. The gas marketing subsidiary has directed its activities, with a wholesale focus, to the mid-continent region of the United States. The Company's interest in gas liquids extraction plants and its producing properties have been concentrated principally in Oklahoma. The Company also operates its headquarters office building and a parking garage. With the closing of the transaction with Western Resources, the nonregulated operations acquired additional marketing and processing businesses which compliment the existing businesses. For the marketing operation, the acquisition provided a retail focus. In the processing operation, an additional 34 percent interest in the Indian Basin Plant in New Mexico was acquired, bringing the total to 42 percent.

The Company adheres to a prudent risk management strategy of hedging fixed price or location differential transactions using natural gas contracts or other derivative agreements to offset potential price risk exposure.


                                       Three Months Ended       Six Months Ended
                                          February 28,            February 28,
(Thousands of dollars)                   1998       1997         1998      1997
---------------------------------------------------------------------------------
FINANCIAL RESULTS
COMBINED NONREGULATED OPERATIONS
Gas Sales                              $219,666  $171,471     $386,996   $280,136
Cost of Gas                             212,271   165,854      377,926    271,091
---------------------------------------------------------------------------------
Gross margins on gas sales                7,395     5,617        9,070      9,045
Gas and oil production                   11,783    10,416       20,105     19,587
Gas processing (net)                      4,768    10,862       14,094     18,842
Other                                    18,187      (87)       23,276      3,831
---------------------------------------------------------------------------------
Net revenues                             42,133    26,808       66,545     51,305
Operating expenses                       10,199     7,699       18,843     16,437
Depreciation, depletion and amortization  5,275     6,126        9,174     10,221
---------------------------------------------------------------------------------
Operating income                       $ 26,659  $ 12,983     $ 38,528   $ 24,647
=================================================================================

--------------------------------------------------------------------------------
COMBINED NONREGULATED                 Three Months Ended        Six Months Ended
  NATURAL GAS OPERATIONS                  February 28,            February 28,
                                       1998        1997        1998        1997
--------------------------------------------------------------------------------
Natural gas volumes (MMcf)
  Marketing                           94,061      50,441     151,537     105,028
  Natural gas production               4,107       3,451       7,280       6,627
  Residue gas                          1,684       1,446       3,163       3,012
--------------------------------------------------------------------------------
                                      99,852      55,338     161,980     114,667
--------------------------------------------------------------------------------
Less intersegment sales
  Marketing                            8,956       2,868      11,842       3,837
  Natural gas production               1,342       2,232       2,469       3,932
  Residue gas                          1,684       1,446       3,163       2,995
--------------------------------------------------------------------------------
                                      11,982       6,546      17,474      10,764
--------------------------------------------------------------------------------
Net Natural gas volumes               87,870      48,792     144,506     103,903
================================================================================

MARKETING

--------------------------------------------------------------------------------------------
                                               Three Months Ended        Six Months Ended
                                                  February 28,              February 28,
(Thousands of dollars)                         1998         1997         1998         1997
--------------------------------------------------------------------------------------------
Natural gas sales                            $219,666     $171,471     $386,996     $280,136
Cost of Gas                                   212,271      165,854      377,926      271,091
--------------------------------------------------------------------------------------------
Gross margins on gas sales                      7,395        5,617        9,070        9,045
Other                                             373           34        2,813          488
--------------------------------------------------------------------------------------------
Operating revenues                              7,768        5,651       11,883        9,533
Operating costs, net                            1,961        2,685        2,908        3,490
Depreciation, depletion and amortization          182          127          311          241
--------------------------------------------------------------------------------------------
Operating income                             $  5,625     $  2,839     $  8,664     $  5,802
============================================================================================

----------------------------------------------------------------------------------------
                                           Three Months Ended         Six Months Ended
                                              February 28,              February 28,
                                           1998         1997         1998         1997
----------------------------------------------------------------------------------------
  OPERATING INFORMATION
Natural gas volumes (MMcf)                 94,061       50,441      151,537      105,028
Capital expenditures (thousands)         $    112     $    195     $    112     $    235
                                         =====================
Identifiable assets (thousands)                                    $165,824     $106,969
========================================================================================

Gas margins are higher this quarter compared to the same quarter one year ago but show little change for the fiscal year. The increase in sales volumes more than offset the effect of the decline in margin per Mcf. Lack of extreme weather changes across the country this year has resulted in less volatility in prices and less opportunity to take advantage of the volatility. The increase in other revenues includes the recovery of prior period costs.

PROCESSING

----------------------------------------------------------------------------------------
                                              Three Months Ended      Six Months Ended
                                                 February 28,            February 28,
(Thousands of dollars)                         1998        1997        1998        1997
----------------------------------------------------------------------------------------
Gas processing (net)                         $ 4,493     $10,155     $13,314     $17,482
Other                                         14,668          33      14,692          35
----------------------------------------------------------------------------------------
Operating revenues                            19,161      10,188      28,006      17,517
Operating costs, net                           2,027       2,138       3,710       3,989
Depreciation, depletion and amortization         593         574       1,159       1,095
----------------------------------------------------------------------------------------
Operating income                             $16,541     $ 7,476     $23,137     $12,433
========================================================================================

All of the Company's processing plants have been operating at capacity in fiscal 1998 which accounts for a portion of the increased sales volume. The Company also acquired additional production capabilities through the Western alliance and liquidated significant levels of NGL's inventory stored last spring and summer. Despite these increases in volume, gross revenue declined by 23 percent and 2 percent for the three and six months periods in 1998 as compared to 1997, respectively. NGL prices experienced a downward correction from the abnormally high prices prevalent throughout much of fiscal 1997 and coincide with a decline in crude oil prices. Net processing revenues were further eroded by an increase in natural gas prices which affects the Company's fuel and shrink plants; this increase was only partially offset by a decrease in the cost of the Company's percent of proceed plants.

                                       Three Months Ended          Six Months Ended
                                           February 28,              February 28,
                                        1998         1997         1998         1997
------------------------------------------------------------------------------------
  OPERATING INFORMATION
Residue gas (MMcf)                      1,684        1,446        3,163        3,012
Natural gas liquids (MGal)             63,018       55,943      136,023      108,715
Average NGL's price (MGal)           $  0.299     $  0.470     $  0.322     $  0.420
Fuel & Shrink price (MMbtu)          $   2.60     $   2.37     $   2.56     $   2.10
Capital expenditures (thousands)     $    734     $  9,171     $  1,751     $  9,487
                                     =====================
Identifiable assets (thousands)                                $ 46,633     $ 36,081
====================================================================================

The Company completed the sale of its interest in 11 gas processing plants located in Western Oklahoma on February 1, 1998, resulting in a book gain. The principal reason for the sale of these assets was the lack of ownership by the Company in the gathering systems behind the plants. The Company will continue to pursue gas processing opportunities that meet with its strategic objectives.

PRODUCTION

----------------------------------------------------------------------------------------
                                              Three Months Ended       Six Months Ended
                                                 February 28,            February 28,
(Thousands of dollars)                         1998        1997        1998        1997
----------------------------------------------------------------------------------------
Natural gas sales                            $10,467     $ 8,802     $17,464     $16,090
Oil sales                                      1,316       1,614       2,641       3,497
Liquids and residue                              275         707         780       1,361
Other                                            537         308         915         408
----------------------------------------------------------------------------------------
Operating revenues                            12,595      11,431      21,800      21,356
Operating costs, net                           3,600       3,070       7,060       5,654
Depreciation, depletion and amortization       4,406       5,335       7,516       8,705
----------------------------------------------------------------------------------------
Operating income                             $ 4,589     $ 3,026     $ 7,224     $ 6,997
========================================================================================

The increased gas production is primarily related to the additional proved reserves acquired from PSEC and Washita Production Company in the second quarter of 1997 and 1998, respectively. Production from these properties more than offset the natural decline in production from other fields. The increase in operating costs for the three and six month periods in 1998 as compared to the same periods in the prior year is indicative of the increase in the total number of fields owned or operated by the Company. Depreciation, depletion, and amortization expense is higher in 1998 reflecting the increased level of production; this, however, was offset in the prior year by an impairment loss on certain marginal properties. No impairment expense has been recognized in fiscal 1998.

--------------------------------------------------------------------------------------------
                                               Three Months Ended         Six Months Ended
                                                  February 28,              February 28,
                                               1998         1997         1998         1997
--------------------------------------------------------------------------------------------
Proved reserves
  Gas (MMcf)                                        -            -      100,380       88,626
  Oil (MBbls)                                       -            -        2,101        1,829
--------------------------------------------------------------------------------------------
Production
  Gas (MMcf)                                    4,107        3,451        7,280        6,627
  Oil (MBbls)                                      75           73          144          163
--------------------------------------------------------------------------------------------
Average price
  Gas (Mcf)                                  $   2.55     $   2.32     $   2.40     $   2.18
  Oil (Bbls)                                 $  18.05     $  21.60     $  18.48     $  21.27
--------------------------------------------------------------------------------------------
Capital expenditures (thousands)             $ 22,849     $ 28,725     $ 26,482     $ 30,105
                                             =====================
Identifiable assets (thousands)                                        $109,056     $ 94,872
============================================================================================

The Company has signed a definitive agreement to purchase natural gas and oil reserves from OXY USA, Inc. The reserves are located in Kansas and Oklahoma outside the Hugoton field and include more than 400 wells. Net production is approximately 30 million cubic feet of gas per day and 400 barrels of oil per day. The purchase price is approximately $135 million before adjustments.

The acquisition of 100 percent of the privately held stock of Washita Production Company, a Tulsa based independent oil and gas producer, was closed in December 1997. The acquisition of Washita, valued at approximately $20 million, was made with a combination of cash and ONEOK common stock. The transaction includes 235 producing wells and significant behind pipe and development drilling opportunities with proven reserves of approximately 23 billion cubic feet equivalent. The wells are primarily located in the Anadarko and Arkoma Basin of Oklahoma and include some properties in the Hugoton Basin of Kansas.

FINANCIAL FLEXIBILITY AND LIQUIDITY

Due to the closing of the strategic alliance with Western Resources, the Company's capitalization structure changed from a ratio of 54 percent equity and 46 percent debt (including short-term debt) at August 31, 1997, to 71 percent equity and 29 percent debt at February 28, 1998. On December 1, 1997, Moody's Investors Service announced that it had upgraded the Company's debt rating from A3 to A2 due to the benefits expected from the acquisition, including a strengthened market and financial position. The debt rating by Standard and Poor's Corporation remains at A-.

Cash provided by operating activities remains strong and continues as the primary source for meeting cash requirements. However, due to seasonal fluctuations and additional capital requirements, the Company periodically accesses funds through short-term credit agreements and, if necessary, through long-term borrowings.

OPERATING CASH FLOWS

Operating cash flows for the six months ended February 28, 1998, as compared to the same period in 1997 are higher due to increased operating income, changes in accounts receivables and payables, and decreased inventories.



Investing Cash Flows

Capital expenditures for the six months ended February 28, 1998 and 1997 are as follows:

                              CAPITAL EXPENDITURES
                           SIX MONTHS ENDED FEBRUARY

                                     [GRAPH]

--------------------------------------------------------------------------------
(Millions of Dollars)                                   1998                1997
--------------------------------------------------------------------------------
Regulated                                              $44.8               $21.3
--------------------------------------------------------------------------------
   Processing                                          $ 1.8               $ 9.4
   Production                                          $26.4               $30.1
   Other                                               $ 0.3               $ 0.6
--------------------------------------------------------------------------------
Nonregulated                                           $28.5               $40.1
================================================================================

Graph shows capital expenditures in millions for six months ended February of regulated $44.8 and nonregulated $28.5 for 1998 and regulated $21.3 and nonregulated $40.1 for 1997.

FINANCING CASH FLOW

At February 28, 1998, $344 million of long-term debt was outstanding. As of that date, the Company could have issued $844 million of additional long-term debt under the most restrictive provisions contained in its various borrowing agreements.

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

In response to the rules issued by the OCC in January 1998 which would require the Company to competitively bid transmission service into its distribution system, the Company filed a plan on April 1, 1998, for upstream unbundling. It is expected that the bidding process will be in place, and unbundling will be implemented by November 1998. While the Company will seek recovery of stranded costs, the Company's filing estimates a potential $10-12 million in stranded costs if the OCC does not allow any recovery in rates, and the Company is not able to otherwise mitigate the costs.

OTHER

Commodity futures contracts and swaps are periodically used in the production, gas processing, and marketing operations to hedge the impact of price fluctuations. Natural gas futures contracts require the Company to buy or sell natural gas at a fixed price. Swap agreements are non-exchange trades between parties whereby one party pays a fixed price and the other a floating price. Swaps allow for the creation of customized transactions. The Company's production operation periodically uses commodity futures contracts and swaps to hedge the impact of oil and natural gas price fluctuations. The Company's gas processing operation uses futures and swaps to hedge the price of gas used in the natural gas liquid extraction process. The gas marketing operation uses futures and swaps to lock in margins on preexisting purchase or sale commitments for physical quantities of natural gas. The Company adheres to policies and procedures which limit its exposure to market risk. Gains and losses on commodity futures contracts and swaps are recognized when the related physical gas purchases or sales transactions are recognized. At February 28, 1998, the net deferred gain on these contracts was approximately $10.0 million.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Fent. Et ux v. Oklahoma Natural Gas Company, a division of ONEOK Inc. et al., No. CJ-88-10148, District Court, Oklahoma County. The Petition for Rehearing filed by Fent was denied on February 17, 1998. The Fent's filed a Petition for Writ of Certiorari with the Oklahoma Supreme Court on March 5, 1998. The Company's Response is due March 20, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

          27-1      Financial Data Schedule
          27-2      Updated Financial Data Schedule

(b)  Reports

     On February 10, 1998, and March 11, 1998, the Company filed 8-K reports. The report filed on February 10, 1998, concerned the announcement of the sale of the Company's interest in 11 processing plants located in Western Oklahoma to Koch Midstream Processing Company. The report filed March 11, 1998, concerned the purchase of natural gas and oil reserves in Oklahoma and Kansas from OXY USA, Inc.

     No financial statements were filed with the Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of April 1998.



                                       ONEOK, Inc.
                                       Registrant

                                       By:      J. D. Neal
                                                --------------------------------
                                                J. D. Neal
                                                Vice President, Chief
                                                Financial Officer, and
                                                Treasurer (Principal
                                                Financial and Accounting Officer

                                EXHIBIT INDEX


EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------
27.1                    Financial Data Schedule
27.2                    Restated Financial Data Schedule