Form 10-Q
period 1998-05-31
ONEOK INC /NEW/
filed 1998-06-26
CIK 1039684

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



(Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 for the quarterly period ended May 31, 1998.

                                       OR

---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 for the transition period from         to



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

On May 31, 1998, the Company had 31,515,976 shares of common stock outstanding.

                                   ONEOK, INC.
                          QUARTERLY REPORT ON FORM 10-Q


PART I - FINANCIAL INFORMATION                                                        PAGE NO.
         Consolidated Condensed Statements of Income -
            Three Months and Nine Months Ended
            May 31, 1998 and 1997                                                       3

         Consolidated Condensed Balance Sheets -
            May 31, 1998, and August 31, 1997                                           4

         Consolidated Condensed Statements of Cash Flows -
            Nine Months Ended May 31, 1998 and 1997                                     5

         Notes to Consolidated Condensed Financial Statements                           6 - 8

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations                               9 - 16

PART II - OTHER INFORMATION                                                             17


                         PART 1 - FINANCIAL INFORMATION
                          ONEOK, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended             Nine Months Ended
                                                                    May 31,                        May 31,
(Thousands of Dollars, except per share amounts)               1998         1997              1998          1997
--------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
  Regulated                                                     $256,434     $128,970          $845,385     $525,011
  Nonregulated                                                   187,614      102,657           634,877      429,020
--------------------------------------------------------------------------------------------------------------------
    Total Operating Revenues                                     444,048      231,627         1,480,262      954,031
--------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Cost of gas                                                    287,633      123,396           971,610      594,972
  Operations and maintenance                                      69,798       52,439           202,433      156,752
  Depreciation, depletion, and amortization                       26,799       19,719            71,258       55,715
  General taxes                                                    9,768        5,960            25,176       16,983
  Income taxes                                                    17,270        8,174            71,319       39,655
--------------------------------------------------------------------------------------------------------------------
    Total Operating Expenses                                     411,268      209,688         1,341,796      864,077
--------------------------------------------------------------------------------------------------------------------
Operating Income                                                  32,780       21,939           138,466       89,954
Interest                                                           5,844        8,170            25,174       25,769
--------------------------------------------------------------------------------------------------------------------
NET INCOME                                                        26,936       13,769           113,292       64,185
Preferred Stock Dividends                                          8,983           71            17,959          285
--------------------------------------------------------------------------------------------------------------------
    Income Available for Common Stock                            $17,953      $13,698           $95,333      $63,900
====================================================================================================================
Earnings Per Share of Common Stock - Basic                         $0.57        $0.49             $3.13        $2.32
====================================================================================================================
Earnings Per Share of Common Stock - Diluted                       $0.52        $0.49             $2.59        $2.32
====================================================================================================================

Dividends Per Share of Common Stock                                $0.30        $0.30             $0.90        $0.90
====================================================================================================================



See accompanying notes to consolidated condensed financial statements.

                          ONEOK, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                MAY 31,       August 31,
(Thousands of Dollars)                                                            1998           1997
---------------------------------------------------------------------------------------------------------
ASSETS

Property                                                                        $2,239,680     $1,429,493
   Accumulated depreciation, depletion, & amortization                             596,810        586,156
---------------------------------------------------------------------------------------------------------
     Total  property                                                             1,642,870        843,337
---------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
   Cash and cash equivalents                                                        26,734         14,377
   Accounts  and  notes receivable                                                 212,196        100,937
   Inventories                                                                      99,814         78,330
   Other  current assets                                                            12,598         13,633
---------------------------------------------------------------------------------------------------------
     Total current assets                                                          351,342        207,277
---------------------------------------------------------------------------------------------------------
DEFERRED CHARGES AND OTHER ASSETS:
   Regulatory assets, net                                                          171,764        144,712
   Goodwill                                                                         90,924          4,756
   Other                                                                            52,107         37,325
---------------------------------------------------------------------------------------------------------
      Total deferred charges and other assets                                      314,795        186,793
---------------------------------------------------------------------------------------------------------
       Total assets                                                             $2,309,007     $1,237,407
=========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
COMMON SHAREHOLDER'S EQUITY:
   Common stock with $0.01 par value: authorized 100,000,000 shares:
     issued and outstanding  31,515,976  shares at  May 31, 1998                      $316              -
     and no par value 28,079,783 shares at August 31, 1997.                              -       $229,803
   Premium on capital stock                                                        326,821              -
   Retained earnings                                                               300,786        232,823
---------------------------------------------------------------------------------------------------------
     Total common shareholders' equity                                             627,923        462,626

Convertible preferred stock: $0.01 par value, Series A authorized
     20,000,000 shares; issued and outstanding 19,946,448 shares
     at May 31, 1998                                                                   199              -
   Series B authorized 30,000,000 shares; issued and outstanding
     60,526 at May 31, 1998                                                              1              -
   Premium on preferred stock                                                      567,222              -
     TOTAL SHAREHOLDERS' EQUITY                                                  1,195,345        462,626
---------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, EXCLUDING CURRENT PORTION                                          314,355        328,214
CURRENT LIABILITIES:
   Long-term debt                                                                   18,909         18,909
   Notes payable                                                                   105,000         45,000
   Accounts payable                                                                158,177         80,155
   Accrued  taxes                                                                   36,901         12,996
   Accrued interest                                                                 12,871          7,376
   Unrecovered Purchased Gas Costs                                                  22,154              -
   Other                                                                            48,778         24,611
---------------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                                     402,790        189,047
---------------------------------------------------------------------------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES:
   Deferred income taxes                                                           275,303        183,991
   Customers' advances for construction
      and other deferred credits:                                                  121,214         73,529
---------------------------------------------------------------------------------------------------------
      TOTAL DEFERRED CREDITS AND OTHER LIABILITIES                                 396,517        257,520
---------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $2,309,007     $1,237,407
=========================================================================================================

See accompanying notes to consolidated condensed financial statements.

                           ONEOK INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                          Nine Months Ended
                                                               May 31,
(Thousands of Dollars)                                  1998             1997
----------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income                                                113,292           64,185
Depreciation, depletion, and amortization                  75,353           55,715
Net losses of equity investees                                  -              257
Deferred income taxes                                      (2,156)          (8,053)
Other                                                     (17,564)               -
Changes in assets and liabilities                         203,290           40,679
----------------------------------------------------------------------------------
Cash provided by operating activities                     372,215          152,783
----------------------------------------------------------------------------------
INVESTING ACTIVITIES
Changes in other investments, net                            (632)           1,560
Acquisition, net                                           (2,829)               -
Capital expenditures, net of salvage                     (201,566)         (58,583)
----------------------------------------------------------------------------------
Cash used in investing activities                        (205,027)         (57,023)
----------------------------------------------------------------------------------
FINANCING ACTIVITIES
Payments of notes payable, net                           (101,698)         (54,413)
Payment of long-term debt                                 (13,859)          (4,748)
Issuance of common and preferred stock                      6,055            6,704
Dividends paid                                            (45,329)         (21,510)
Redemption of preferred stock                                   -           (9,540)
----------------------------------------------------------------------------------
Cash used in financing activities                        (154,831)         (83,507)
----------------------------------------------------------------------------------
Change in cash and cash equivalents                        12,357           12,253
Cash and cash equivalents at beginning of period           14,377              598
----------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $26,734          $12,851
==================================================================================



See accompanying notes to consolidated condensed financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. ONEOK, Inc., formerly WAI, Inc. (The Company or New ONEOK) is successor by merger of ONEOK Inc. (Old ONEOK). The Company acquired the gas business of Western Resources, Inc. and merged with Old ONEOK on November 26, 1997, however, the transaction was effective November 30, 1997, for financial reporting purposes.

         INTERIM REPORTING. The interim consolidated condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the nine months ended May 31, 1998, are not necessarily indicative of the results that may be expected for the year ended August 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended August 31, 1997.

         RECLASSIFICATION. Certain amounts in the May 1997 consolidated condensed financial statements have been reclassified to conform with the May 1998 presentation.

B.       SIGNIFICANT EVENTS

         ONEOK Resources, whose strategy is to acquire additional natural gas reserves in Oklahoma and Kansas which in turn adds value to all of the Company's operations, finalized the $127 million purchase of oil and gas reserves from OXY USA, Inc. The reserves purchased include low risk development potential with 400 wells located in Oklahoma and Kansas. Net production is approximately 30 million cubic feet of gas per day and 400 barrels of oil per day and includes a gas sweetening plant located in the Aledo Field. Based on projected reserves, this transaction will almost double the Company's oil and gas reserves and will provide the Company, for the first time, with reserves located in Kansas.

On June 2, 1998, ONEOK Resources acquired a 40 percent equity interest in K. Stewart Petroleum Corp., an Oklahoma City-based independent oil and gas producer. This acquisition creates increased opportunities for the Company to expand its oil and gas reserve base in the Anadarko Basin, one of North America's most prolific gas fields. K. Stewart Petroleum Corp. has been successful in applying new exploration and drilling technologies including 3-D seismic, directional drilling, magnetic resonance imaging, and advanced completion and stimulation techniques. Gross cumulative discoveries through December 31, 1997, exceed 100 Bcfe.

On May 29, 1998 the Company closed the purchase of an additional 55 percent interest in the Sycamore Gas Gathering System located in Carter County, Oklahoma, from Continental Natural Gas, Inc. (CNG). The Company is the operator of the Sycamore Gas Gathering System and a major gas producer in the area. The transaction increases the Company's ownership of the system to 97 percent. In a separate transaction, CNG acquired the Company's minority ownership in the Laverne gas processing plant located in Harper County, Oklahoma.

On November 26, 1997 (the Acquisition Date), the Company acquired substantially all of the natural gas assets of Western Resources, Inc. (Western), a diversified natural gas and electric utility company. For accounting purposes the acquisition became effective November 30, 1997, and Western received the financial benefits of the Gas Business through that date. The acquisition was accounted for as a purchase and, accordingly, the operating results of the gas properties acquired from Western are included in the consolidated financial statements since December 1, 1997. The aggregate purchase price, prior to the working capital adjustment, was approximately $666 million, including transaction costs. The aggregate purchase price, which was funded through the issuance of a combination of preferred and common stock, was allocated based on the estimated fair market value of the net assets. The excess of the purchase price over assets acquired (goodwill) approximated $88 million and is being amortized over 40 years.

The table of unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisition of the gas business had occurred at the beginning of fiscal 1997, with pro forma adjustments to give effect to the working capital adjustment. These results do not necessarily reflect the results which would have been obtained if the merger had actually occurred on the dates indicated or the results which may be expected in the future.


                                               Pro Forma
                                           Nine Months Ended
(Thousands of dollars,                          May 31,
except per share amounts)                  1998          1997
------------------------------------------------------------------
Total operating revenues                  $1,679,501    $1,680,002
Operating income                            $207,520      $194,343
Net income                                  $116,005       $97,257
Preferred stock dividends                    $26,935       $26,935
Income available for common stock            $89,070       $70,322
Earnings per share of common stock - basic     $2.93         $2.30
Earnings per share of common stock - diluted   $2.63         $1.96
------------------------------------------------------------------



C.       REGULATORY ASSETS

         The table presents a summary of regulatory assets, net of amortization, outstanding at May 31, 1998, and August 31, 1997. The Western transaction increased regulatory assets by approximately $36 million.


                                     MAY 31,    August 31,
(Thousands of Dollars)                1998         1997
-----------------------------------------------------------
Recoupable take-or-pay                  $91,911     $95,482
Pension costs                            26,108      29,244
Postretirement costs other than pension  22,824       8,836
Postemployment benefits                   4,485       3,327
Service line replacement                  5,599           -
Rate Case                                   171           -
Transition Costs                         13,242           -
Income tax rate change                    7,424       7,823
    Regulatory Assets, Net             $171,764     144,712
===========================================================


D.       SUPPLEMENTAL CASH FLOW INFORMATION

         The table presents supplemental information relative to the Company's cash flows for the nine months ended May 31, 1998 and 1997.



                                      Nine Months Ended
                                           May 31,
(Thousands of Dollars)                1998         1997
-----------------------------------------------------------
Cash paid during the period for:
     Interest                           $19,679     $17,254
     Income taxes                       $53,272      $9,018
Noncash transactions:
     Gas received as payment in kind       $207        $320
Common stock issued under dividend
    reinvestment program                -            $1,894
Acquisition of assets and liabilities
    Plant, property and equipment      $642,752           -
    Current assets                     $232,338           -
   Deferred debits                      120,848
    Current liabilities                ($24,468)          -
    Debt assumed                      ($161,698)          -
    Deferred credits                   ($54,774)          -
    Deferred income taxes              ($93,468)          -
   Stock                              ($658,701)          -
-----------------------------------------------------------
   Cash Paid                             $2,829           -
===========================================================

E.       EARNINGS PER SHARE INFORMATION

         The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), during the second quarter. All prior periods have been restated. SFAS 128 replaces the "primary earnings per share" ("primary EPS") and "fully diluted earnings per share" ("fully diluted EPS") with "basic earnings per share" ("basic EPS") and "diluted earnings per share" ("diluted EPS"). Unlike the calculation of primary EPS which includes, in its denominator, "common stock equivalents" basic EPS is calculated using only the actual weighted average shares outstanding during the relevant periods. The following is a required reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                           Three Months Ended May 31, 1998     Nine Months Ended May 31, 1998
                                                                 Per Share                          Per Share
(In Thousands)                               Income     Shares     Amount       Income    Shares     Amount
------------------------------------------------------------------------------------------------------------
BASIC EPS
Income available to common stockholders      $17,953     31,536     $0.57      $95,333     30,424      $3.13
                                                                    =====                              =====
EFFECT OF DILUTIVE SECURITIES
   Options                                                   75                                56
   Convertible preferred stock                 8,983     19,978                 17,959     13,248
                                               -----     ------                 ------     ------
DILUTED EPS
Income available to common stockholders
  + assumed conversions                      $26,936     51,589     $0.52     $113,292     43,728      $2.59
============================================================================================================

                                           Three Months Ended May 31, 1997     Nine Months Ended May 31, 1997
                                                                 Per Share                          Per Share
(In Thousands)                               Income     Shares     Amount       Income    Shares     Amount
------------------------------------------------------------------------------------------------------------
BASIC EPS
Income available to common stockholders      $13,698     27,897     $0.49      $63,900     27,518      $2.32
                                                                    =====                              =====
EFFECT OF DILUTIVE SECURITIES
   Options
   Convertible preferred stock
DILUTED EPS
Income available to common stockholders
  + assumed conversions                      $13,698     27,897     $0.49      $63,900     27,518      $2.32
============================================================================================================

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Certain statements contained in this discussion that include company expectations or predictions of the future are forward-looking statements intended to be covered by the safe harbor provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934. It is important to note that actual results of company earnings could differ materially from those projected in such forward-looking statements.

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



                                       Three Months Ended           Nine Months Ended
                                            May 31,                      May 31,
(Thousands of dollars)                  1998        1997            1998         1997
------------------------------------------------------------------------------------------
FINANCIAL RESULTS
Operating revenues - regulated           $256,434   $128,970         $845,385     $525,011
Operating revenues - nonregulated         187,614    102,657          634,877      429,020
------------------------------------------------------------------------------------------
  Total operating revenues                444,048    231,627        1,480,262      954,031
Operating costs                           367,199    181,795        1,199,219      768,707
Depreciation, depletion and amortization   26,799     19,719           71,258       55,715
------------------------------------------------------------------------------------------
  Operating income before taxes           $50,050    $30,113         $209,785     $129,609
==========================================================================================



CONSOLIDATED OPERATIONS

         The Company continues to seek opportunities to strengthen its competitive edge and position itself to be a leader in the industry. The Company just completed the second quarter of operation of the gas assets acquired through the strategic alliance with Western. This alliance allowed the Company to extend its regulated operation into the state of Kansas and serve two-thirds of that state. Additionally, the Company purchased natural gas and oil reserves located in Kansas and Oklahoma from OXY USA, Inc. The purchase is consistent with the Company's strategy of focusing reserve ownership close to other business operations, including natural gas distribution, marketing, processing, and transmission and storage. This purchase is significant because the Company, while being the major gas distributor in the state of Kansas, owned no reserves in Kansas prior to this acquisition. The additional reserves will almost double the Company's oil and gas reserve base.

During the third quarter, the Company completed the purchase of an additional 55 percent ownership interest in the Sycamore Gas Gathering System, increasing ownership to 97 percent. The purchase, effective June 1, gives the Company control over the company- owned production in the area located near the gathering system. On June 2, 1998 the Company acquired a 40 percent interest in
K. Stewart Petroleum Corp., an independent oil and gas producer. In a separate transaction the Company sold its minority ownership in the Laverne gas processing plant.


[BASIC EARNINGS PER SHARE GRAPH]             [DILUTED EARNINGS PER SHARE GRAPH]

          1998       1997                         Diluted        1998      1997
          ----       ----                                        ----      ----
E.P.S.    $3.13     $2.32                          E.P.S.       $2.59     $2.32

REGULATORY. The Kansas Corporation Commission (KCC) has approved a pilot program designed to moderate the cost its customers pay for natural gas in cold weather months. Under the program, the Company will use hedges to cap the price of its anticipated winter heating season gas purchases in order to protect customers from the upward volatility during the winter heating months.

During third quarter, the Company asked the KCC to approve a pilot program in Kansas that would offer some residential customers the option of paying a fixed monthly bill. The proposed program would allow a qualified residential customer the option of paying an amount based on the projected average annual bill rather than actual usage. A similar program is already in effect for customers in Oklahoma.

Also during third quarter, the Company filed an application in Oklahoma in compliance with the Oklahoma Corporation Commission's (OCC) new rules governing the restructuring of the state's natural gas industry. The filing details how the Company plans to solicit competitive bids for "upstream" services, including gas transportation, storage and supply, that are required by the Company's distribution system. The filing also requests permission to lower the volume requirements for commercial and industrial customers who wish to participate in the Pipeline Capacity Lease program (PCL). If approved, the customer's bill would include the distribution service charge and the natural gas consumed, including associated transportation, gathering, and storage fees, taxes, and other Commission-approved charges.

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

REGULATED OPERATIONS


ONEOK's regulated operations in Oklahoma are conducted through Oklahoma Natural Gas Company Division (ONG), an integrated intrastate natural gas distribution and transmission business which serves residential, commercial, and industrial customers in the state of Oklahoma and ONEOK Gas Transportation Company. ONEOK Gas Transportation, a wholly- owned subsidiary, has exclusive rights to competitively bid transmission service ("upstream activities") into the distribution system. ONG also leases space in its pipeline system under its PCL program to large volume customers for their use in transporting natural gas to their facilities. ONG is subject to regulatory oversight by the OCC. ONEOK's regulated operations in Kansas are conducted through Kansas Gas Service Company Division (KGS) and Mid Continent Market Center (MCMC), an affiliated transmission company. KGS serves residential, commercial, and industrial customers and provides end-use customer transportation (ECT). KGS also conducts regulated gas distribution operations in northeastern Oklahoma. KGS and MCMC are subject to regulatory oversight by the KCC and/or the OCC.


                                           Three Months Ended           Nine Months Ended
                                                May 31,                      May 31,
(Thousands of dollars)                     1998          1997           1998         1997
---------------------------------------------------------------------------------------------
FINANCIAL RESULTS
Gas Sales                                   $230,306      $116,824       $779,197    $485,539
Cost of Gas                                  135,345        56,396        477,655     285,408
---------------------------------------------------------------------------------------------
  Gross margins on gas sales                  94,961        60,428        301,542     200,131
Pipeline capacity lease margins               25,088        11,102         59,740      32,282
Other revenues                                 8,155         1,829         22,664       8,722
---------------------------------------------------------------------------------------------
  Net revenues                               128,204        73,359        383,946     241,135
Operating expenses                            68,533        35,958        167,784     103,112
Depreciation, depletion and amortization      22,117        12,892         57,402      38,667
---------------------------------------------------------------------------------------------
  Operating income before taxes              $37,554       $24,509       $158,760     $99,356
=============================================================================================

Net revenues and operating expenses increased over the same period one year ago, primarily due to inclusion of KGS's and MCMC's operations since December 1, 1997. On a pro forma basis, assuming the Western acquisition had occurred at the beginning of fiscal 1997, net revenues and operating expenses would have been $431 million and $204 million, respectively, for the nine months ended 1998 as compared to $435 million and $220 million respectively, for the nine months ended 1997. The decrease in pro forma net revenues in the current year reflects the fact that KGS's rates are not weather normalized as are ONG's and, accordingly, were negatively impacted by warmer than normal weather. Pro forma operating expenses have declined in the current year reflecting ongoing efforts to improve operating efficiencies while increasing total customers served. Personnel costs, including pensions and postretirement costs, on a pro forma basis, decreased from the prior year partially due to a reduced personnel complement achieved solely through attrition. Other cost reductions related to occupancy costs and reduced levels of contract labor.

Identifiable assets at May 31, 1998, included $972.6 million acquired through the alliance with Western.


                                              May 31,
                                         1998        1997
-----------------------------------------------------------
Number of customers
  Oklahoma                              750,852     744,096
  Kansas                                661,633           -
-----------------------------------------------------------
    Total                             1,412,485     744,096
===========================================================
Customers per employee
  Oklahoma                                  491         421
  Kansas                                    492           -
Identifiable assets (thousands)      $1,942,762  $1,061,272
===========================================================



                                     Three Months Ended    Nine Months Ended
                                           May 31,               May 31,
                                        1998     1997        1998     1997
--------------------------------------------------------------------------
Gross Margin per Mcf
OKLAHOMA
  Residential                           $3.42   $3.25       $2.73    $2.69
  Commercial                            $2.46   $2.26       $2.33    $2.15
  Industrial                            $1.07   $0.56       $1.12    $0.94
  Pipeline capacity leases              $0.27   $0.20       $0.24    $0.19
KANSAS
  Residential                           $2.22       -       $2.04        -
  Commercial                            $1.77       -       $1.68        -
  Industrial                            $1.91       -       $1.90        -
  End-use customer transportation       $0.55       -       $0.61        -
==========================================================================

The statistics presented for the nine months ended May 31 include volumes attributable to Kansas Gas Service since
December 1, 1997.




                                 Three Months Ended     Nine Months Ended
                                       May 31,                May 31,
                                   1998      1997         1998     1997
------------------------------------------------------------------------
Volumes (MMcf)
Gas sales
    Residential                    28,490   13,515       96,402   54,564
    Commercial                     11,192    6,599       38,756   26,816
    Industrial                      1,743    2,344        6,342    9,850
PCL and ECT                        56,776   45,641      154,755  131,785
------------------------------------------------------------------------
  Total Gas Sales, PCL AND ECT     98,201   68,099      296,255  223,015
========================================================================
Capital expenditures (thousands)
Oklahoma                           16,679   17,762       51,824   39,096
Kansas                             11,204        -       20,838        -
========================================================================



[GAS SALES, PCL & ECT VOLUMES GRAPH]
                                      [GAS SALES, PCL & ECT VOLUMES (MMcf)GRAPH]

Nonregulated Operations

ONEOK's nonregulated operations are involved in the marketing, gathering and processing, and production of natural gas and natural gas liquids. The gas marketing subsidiary has directed its activities toward wholesale sales in the mid-continent region of the United States. The Company's interests in gas liquids extraction plants and producing properties have been concentrated principally in Oklahoma. The Company also operates its headquarters office building and a parking garage. With the closing of the transaction with Western, the nonregulated operations acquired additional marketing and processing businesses which complement the existing businesses. For the marketing operation, the acquisition provided a retail focus. In the processing operation, an additional 34 percent interest in the Indian Basin Plant in New Mexico was acquired, bringing the total to 42 percent.

The Company adheres to a prudent risk management strategy of hedging fixed price or location differential transactions using natural gas contracts or other derivative agreements to offset potential price risk exposure.

                                              Three Months Ended       Nine Months Ended
                                                   May 31,                 May 31,
(Thousands of dollars)                         1998       1997         1998      1997
---------------------------------------------------------------------------------------
FINANCIAL RESULTS
COMBINED NONREGULATED OPERATIONS
Gas Sales                                    $174,093   $82,618     $561,089   $362,754
Cost of Gas                                   167,948    79,890      545,873    350,981
---------------------------------------------------------------------------------------
  Gross margins on gas sales                    6,145     2,728       15,216     11,773
Gas and oil production                          8,776    10,374       28,881     29,961
Gas processing (net)                            4,532     5,296       18,626     24,138
Other                                           7,542     3,410       30,818      7,241
---------------------------------------------------------------------------------------
  Net revenues                                 26,995    21,808       93,541     73,113
Operating expenses                              9,817     9,377       28,660     25,814
Depreciation, depletion and amortization        4,682     6,827       13,856     17,048
---------------------------------------------------------------------------------------
  Operating income                           $ 12,496    $5,604      $51,025    $30,251
=======================================================================================




COMBINED NONREGULATED      Three Months Ended  Nine Months Ended
  NATURAL GAS OPERATIONS        May 31,             May 31,
                             1998     1997       1998     1997
-----------------------------------------------------------------
Natural gas volumes (MMcf)
  Marketing                   89,829   46,958    241,367  151,986
  Natural gas production       3,710    3,521     10,989   10,172
  Residue gas                  1,380    1,541      4,354    4,536
-----------------------------------------------------------------
Total natural gas volumes     94,919   52,020    256,710  166,694
-----------------------------------------------------------------
Less intersegment sales
  Marketing                    2,672    2,711     10,723    6,548
  Natural gas production       1,177    2,046      3,646    5,978
  Residue gas                  1,380    1,541      4,354    4,536
-----------------------------------------------------------------
Total intersegment sales       5,229    6,298     18,723   17,062
-----------------------------------------------------------------
Net natural gas volumes       89,690   45,722    237,987  149,632
=================================================================

MARKETING

Gas margins increased over the same period one year ago due to increased volumes. For the quarter, the margin per Mcf increased over one year ago due to the effect of an abnormally cool spring. However, for the fiscal year, the margin per Mcf remained down over one year ago due to lack of extreme weather changes across the country during this year's winter. This resulted in less volatility in prices and less opportunity to take advantage of the volatility. Sales volumes increased partly due to additional customers acquired in the alliance with Western. The increase in other revenues includes the recovery of prior period costs.

                                     Three Months Ended       Nine Months Ended
                                           May 31,                 May 31,
(Thousands of dollars)                 1998       1997         1998      1997
---------------------------------------------------------------------------------
Natural gas sales                      $174,093   $82,618     $561,089   $362,754
Cost of Gas                             167,948    79,890      545,873    350,981
---------------------------------------------------------------------------------
  Gross margins on gas sales              6,146     2,728       15,216     11,773
Other                                       772        16        3,585        504
---------------------------------------------------------------------------------
  Operating revenues                      6,918     2,744       18,802     12,277
Operating costs, net                      2,025       949        4,933      4,439
Depreciation, depletion and amortization    145       121          456        362
---------------------------------------------------------------------------------
  Operating income                       $4,749    $1,674      $13,412     $7,476
=================================================================================

                                       Three Months Ended    Nine Months Ended
                                             May 31,              May 31,
                                         1998      1997       1998        1997
-------------------------------------------------------------------------------
  OPERATING INFORMATION
Natural gas volumes (MMcf)              89,829    46,958    241,367     151,986
Capital expenditures (thousands)       $     0   $    60   $    112    $    295
                                       =================
Identifiable assets (thousands)                            $170,384    $ 65,473
===============================                            ====================


GATHERING AND PROCESSING

The Company's sale in February 1998 of 11 gas processing plants resulted in a decrease in volumes for the third quarter over the same period one year ago. For the nine months, volumes remained up over one year ago as a result of the additional interest in the Indian Basin Plant. Average NGL price per gallon decreased for both the quarter and the nine months. NGL prices continued to experience a downward correction from the abnormally high prices prevalent throughout much of fiscal 1997 and coincide with a decline in crude oil prices.


                                     Three Months Ended       Nine Months Ended
                                           May 31,                 May 31,
(Thousands of dollars)                 1998       1997         1998      1997
---------------------------------------------------------------------------------
Gas processing (net)                     $4,352    $4,813      $17,666    $22,295
Gathering and other                       3,703      (119)      18,395        (84)
---------------------------------------------------------------------------------
  Operating revenues                      8,055     4,694       36,061     22,211
Operating costs, net                      2,007     1,896        5,717      5,885
Depreciation, depletion and amortization    550       649        1,709      1,744
---------------------------------------------------------------------------------
  Operating income                       $5,498    $2,149      $28,635    $14,582
=================================================================================



                                       Three Months Ended      Nine Months Ended
                                            May 31,                 May 31,
                                        1998        1997       1998       1997
--------------------------------------------------------------------------------
  OPERATING INFORMATION
Residue gas (MMcf)                      1,380       1,541      4,354      4,536
Natural gas liquids (MGal)             30,809      47,745    166,832    156,460
Average NGL's price (MGal)            $ 0.274     $ 0.322     $0.313   $  0.390
Fuel & Shrink price (MMbtu)           $  2.31     $  1.99      $2.56   $   2.07
Capital expenditures (thousands)      $12,340     $   495    $14,091   $  9,982
                                      ===================
Identifiable assets (thousands)                              $70,652   $ 37,074
===============================                              ==================



The purchase of an additional 55 percent interest in the Sycamore Gas Gathering System effective June 1, 1998, gives the Company control over the company-owned production in that area. The sale of the Company's interest in the 12 gas processing plants during the second and third quarter resulted in a book gain and eliminated the Company's interest in "fuel-and-shrink" plants, which are subject to volatile swings in profitability.

PRODUCTION

The increased gas production is primarily related to the additional proved reserves acquired from PSEC and Washita Production Company in the second quarter of 1997 and 1998, respectively. Production from these properties more than offset the natural decline in production from other fields. The increase in operating costs for the three and nine month periods in 1998 as compared to the same periods in the prior year is indicative of the increase in the total number of fields owned or operated by the Company. Depreciation, depletion, and amortization expense is higher in 1998 reflecting the increased level of production; this, however, was offset in the prior year by an impairment loss on certain marginal properties. No impairment expense has been recognized in fiscal 1998.


                                        Three Months Ended       Nine Months Ended
                                              May 31,                 May 31,
(Thousands of dollars)                    1998       1997        1998      1997
---------------------------------------------------------------------------------
Natural gas sales                        $7,617    $8,759      $25,081    $24,849
Oil sales                                 1,160     1,617        3,801      5,114
Liquids and residue                         180       483          960      1,844
Other                                       113        65        1,028        473
---------------------------------------------------------------------------------
  Operating revenues                      9,070    10,924       30,870     32,280
Operating costs, net                      3,251     2,998       10,311      8,652
Depreciation, depletion and amortization  3,893     5,967       11,409     14,672
---------------------------------------------------------------------------------
  Operating income                       $1,926    $1,959       $9,150     $8,956
=================================================================================

The Company finalized the purchase of natural gas and oil reserves from OXY USA, Inc. The reserves are located in Kansas and Oklahoma and include more than 400 wells. Net production is approximately 30 million cubic feet of gas per day and 400 barrels of oil per day. The purchase price is approximately $135 million before adjustments.



                                     Three Months Ended     Nine Months Ended
                                           May 31,               May 31,
                                        1998     1997          1998     1997
-----------------------------------------------------------------------------
Proved reserves
  Gas (MMcf)                               -        -        175,327   78,844
  Oil (MBbls)                              -        -          3,676    1,583
-----------------------------------------------------------------------------
Production
  Gas (MMcf)                           3,710    3,521         10,989   10,886
  Oil (MBbls)                             79       80            221      246
-----------------------------------------------------------------------------
Average price
  Gas (Mcf)                        $    2.05    $2.49       $   2.28  $  2.28
  Oil (Bbls)                       $   14.68   $20.21       $  17.20  $ 20.79
-----------------------------------------------------------------------------
Capital expenditures (thousands)   $ 133,750   $5,743       $160,184  $28,920
                                   ==================
Identifiable assets (thousands)                             $107,798  $98,860
===============================                             =================


A 40 percent interest in the K. Stewart Petroleum Corp., was acquired on June 2, 1998. The acquisition creates opportunities to expand oil and gas reserves in the Anadarko Basin. The transaction helps the Company achieve its strategic objective of growing its reserves base in areas where it has other energy-related operations.

FINANCIAL FLEXIBILITY AND LIQUIDITY

Due to the closing of the strategic alliance with Western, the Company's capitalization structure changed from a ratio of 54 percent equity and 46 percent debt (including short-term debt) at August 31, 1997, to 73 percent equity and 27 percent debt at May 31, 1998. On December 1, 1997, Moody's Investors Service announced that it had upgraded the Company's debt rating from A3 to A2 due to the benefits expected from the acquisition, including strengthened market and financial positions. The debt rating by Standard and Poor's Corporation remains at A-.

Cash provided by operating activities remains strong and continues as the primary source for meeting cash requirements. However, due to seasonal fluctuations and additional capital requirements, the Company periodically accesses funds through short-term credit agreements and, if necessary, through long-term borrowings.

OPERATING CASH FLOWS

Operating cash flows for the nine months ended May 31, 1998, as compared to the same period in 1997 are higher due to increased operating income and changes in assets and liabilities.

INVESTING CASH FLOWS

Capital expenditures for the nine months ended May 31, 1998 and 1997 are as follows:



(Millions of Dollars)      1998        1997
-------------------------------------------
Regulated                 $ 72.6      $39.1
-------------------------------------------
   Processing             $ 14.1      $10.0
   Production             $160.0      $28.9
   Other                  $  0.7      $ 0.9
-------------------------------------------
Nonregulated              $174.8      $39.8
===========================================

                          [CAPITAL EXPENDITURES GRAPH]

                                        1998      1997
                                        ----      ----
                    [ ] Regulated      $ 72.6    $ 39.1
                    [ ] Nonregulated   $174.8    $ 39.8


FINANCING CASH FLOW

At May 31, 1998, $333 million of long-term debt was outstanding. As of that date, the Company could have issued $850 million of additional long-term debt under the most restrictive provisions contained in its various borrowing agreements.

The Company believes that internally generated funds and access to financial markets will be sufficient to meet its normal debt service, dividend requirements, and normal capital expenditures. Additional debt was issued to finance part of the purchase of natural gas and oil reserves from OXY USA, Inc., and other significant acquisitions may require additional debt or equity financing.

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

In response to the rules issued by the OCC in January 1998 which would require the Company to competitively bid transmission service into its distribution system, the Company filed a plan on April 1, 1998, for upstream unbundling. It is expected that the bidding process will be in place, and unbundling will be implemented in Tulsa and Oklahoma City by November 1998. While the Company will seek recovery of stranded costs, the Company's filing estimates these costs to be $10-12 million if the OCC does not allow any recovery through rates, and the Company is not able to otherwise mitigate the costs.

OTHER

Commodity futures contracts and swaps are periodically used in the production, gas processing, and marketing operations to hedge the impact of price fluctuations. Natural gas futures contracts require the Company to buy or sell natural gas at a fixed price. Swap agreements are non-exchange trades between parties whereby one party pays a fixed price and the other a floating price. Swaps allow for the creation of customized transactions. The Company's production operation periodically uses commodity futures contracts and swaps to hedge the impact of oil and natural gas price fluctuations. The Company's gas processing operation uses futures and swaps to hedge the price of gas used in the natural gas liquid extraction process. The gas marketing operation uses futures and swaps to lock in margins on preexisting purchase or sale commitments for physical quantities of natural gas. The Company adheres to policies and procedures which limit its exposure to market risk. Gains and losses on commodity futures contracts and swaps are recognized when the related physical gas purchases or sales transactions are recognized. At May 31, 1998, the net deferred gain on these contracts was approximately $9.2 million.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Fent. Et ux v. Oklahoma Natural Gas Company, a division of ONEOK, Inc. et al., No. CJ-88-10148, District Court, Oklahoma County. The Supreme Court granted Certiorari on April 20, 1998. The Company filed a Request to File Supplemental Briefs on April 30, 1998, which is pending.

Application of Oklahoma Natural Gas Company, a division of ONEOK, Inc. for a Determination that under the Commission's existing Natural Gas Utility Rules and Regulations and Oklahoma Natural's existing Service Rules and Regulations, the gas utility customers of Oklahoma Natural Gas Company, except Jerry R. Fent and Margaret B. Fent, are responsible for installing and maintaining all piping between the Customers' property or curb lines and such Customers' Points of Consumption of Gas, Cause PUD No. 95000223. On March 16, 1998, the Oklahoma Supreme Court denied the Petitions for Writ of Certiorari filed by the Company and the Commission and Jenk's Motion for Publication of Opinion. The case has been concluded.

ITEM 5.  OTHER INFORMATION.

OTHER EVENTS. On January 15, 1998 ONEOK, Inc. filed an Amended Certificate of Incorporation in the state of Oklahoma. On November 26, 1997 ONEOK, Inc. filed a Certificate of Merger with the Secretary of State of the State of Oklahoma.

EXHIBITS.

Exhibit No.       Description
-----------       -----------

1.a.              Amended Certificate of Incorporation of ONEOK, Inc. dated January 15, 1998.

1.b.              Certificate of Merger dated November 26, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

         27-1       Financial Data Schedule

(b) Reports

         On May 26, 1998 the Company filed an 8-K report announcing the illness of its chairman and chief executive officer, Larry Brummett, 47.

         No financial statements were filed with the Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of June 1998.


                                        ONEOK, Inc.
                                        Registrant

                                        By:  J. D. Neal
                                             -----------------------------------
                                             J. D. Neal
                                             Vice President, Chief Financial
                                             Officer, and Treasurer (Principal
                                             Financial and Accounting Officer

                              INDEX TO EXHIBITS



Exhibit No.                      Description
-----------                      -----------
1.a             Amended Certificate of Incorporation of ONEOK, Inc. dated
                January 15, 1998.

1.b             Certificate of Merger dated November 26, 1997.

27.1            Financial Data Schedule.
