Form 10-K405
period 1998-08-31
ONEOK INC /NEW/
filed 1998-09-22
CIK 1039684

                                                                       FORM 10-K


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended August 31, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________to__________

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


                   (Former name if changes since last report.)

Securities registered pursuant to Section 12(b) of the Act:


TITLE OF EACH CLASS                                           NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                                           -----------------------------------------
Common stock, with par value of $0.01                         New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

TITLE OF EACH CLASS
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Aggregate market value of registrant's voting stock held by nonaffiliates as of August 31, 1998, was: Common stock of $949.3 million.

On August 31, 1998, the Company had 31,576,287 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

DOCUMENTS                                                      PART OF FORM 10-K
Definitive Proxy Statement related to 1999 annual meeting.     Part III

                                  ONEOK, INC.

                         1998 ANNUAL REPORT ON FORM 10-K



PART I                                                                                           PAGE NO.

Item 1.           Business                                                                       1 - 11
Item 2.           Properties                                                                     12 - 14
Item 3.           Legal Proceedings                                                              15 - 16
Item 4.           Results of Votes of Security Holders                                           17


PART II

Item 5.           Market Price and Dividends on the Registrant's
                  Common Stock and Related Shareholder Matters                                   18
Item 6.           Selected Financial Data                                                        18
Item 7.           Management's Discussion and Analysis of  Financial
                  Condition and Results of Operations                                            19 - 31
Item 7A.          Quantitative and Qualitative Disclosures
                  About Market Risk                                                              31 - 32
Item 8.           Financial Statements and Supplementary Data                                    33 - 56
Item 9.           Changes in and Disagreements with Accountants
                  On Accounting and Financial Disclosures                                        57


PART III

Item 10.          Directors, Executive Officers, Promoters, and
                  Control Persons of the Registrant                                              57
Item 11.          Executive Compensation                                                         57
Item 12.          Security Ownership of Certain Beneficial Owners and Management                 57
Item 13.          Certain Relationships and Related Transactions                                 57


PART IV.

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K               58 - 60

                                     PART I.

ITEM 1.          BUSINESS

GENERAL - ONEOK, Inc. (formerly WAI, Inc.), an Oklahoma corporation, was organized on May 16, 1997. On November 26, 1997, it acquired the gas business of Western Resources, Inc. (Western) (see Acquisitions and Mergers below) and merged with ONEOK Inc., a Delaware corporation organized in 1933. It was a successor to a company founded in 1906 as Oklahoma Natural Gas Company.

ONEOK, Inc. and subsidiaries (collectively, the Company) engage in several aspects of the energy business providing environmentally clean fuels and products. The Company purchases, gathers, compresses, transports, and stores natural gas for distribution to consumers. It also transports gas and leases pipeline capacity to others. The Company drills for and produces oil and gas, extracts and sells natural gas liquids, and is engaged in the gas marketing business. In addition, it leases and operates a headquarters office building (leasing excess space to others) and owns and operates a related parking facility. As a regulated natural gas utility, the Company distributes natural gas to approximately 1.4 million customers in the states of Oklahoma and Kansas. The Company's business units are characterized as operating within either a rate regulated environment (regulated operations) or a nonregulated environment (nonregulated operations).

The regulated business unit provides natural gas distribution, transportation, gas supply, and storage services in Oklahoma and Kansas. The Company's operations in Oklahoma are conducted through Oklahoma Natural Gas Company Division, ONEOK Gas Transportation Company Division and three wholly-owned subsidiaries, ONEOK Gas Transportation, L.L.C., ONG Transmission Company, and ONG Sayre Storage Company, which together form an integrated intrastate natural gas distribution and transmission business which serves residential, commercial, and industrial customers in about 75 percent of the state of Oklahoma,. These companies will be collectively referred to herein as ONG. The Company's operations in Kansas are conducted through Kansas Gas Service Company Division (Kansas Gas Service) and Mid Continent Market Center (MCMC), a wholly-owned transportation company. These companies will be collectively referred to herein as KGS. KGS's regulated gas operations are primarily engaged in distribution and intrastate gas transportation, as well as gas wheeling, parking, balancing and storage services. Kansas Gas Service serves residential, commercial, and industrial customers in about 67 percent of Kansas. Kansas Gas Service also conducts regulated gas distribution operations in northeastern Oklahoma.

The Oklahoma Corporation Commission recently promulgated rules to restructure Oklahoma's natural gas utility industry which require gas utility companies to "unbundle" their natural gas utility services in the State of Oklahoma. In compliance with such rules, the Company filed an application to unbundle its services upstream of the city gates of its distribution systems. On July 31, 1998, the Commission issued an interim Order separating ONG's utility services into distribution, transportation, gas supply, storage, and gathering services. The Order directed that services upstream of the city gate for distribution systems (i.e., transportation, gas supply, storage and gathering services) be obtained through a competitive bid process. The interim Order also established the cost of service to be allocated to the various upstream services.

The nonregulated business unit includes the following core business segments: natural gas marketing activities conducted primarily by ONEOK Gas Marketing Company; gas processing and gas gathering activities conducted primarily by ONEOK Gas Processing, L.L.C., and ONEOK Producer Services, L.L.C.; and production activities conducted by ONEOK Resources Company. Other businesses include ONEOK Leasing Company who leases and operates a headquarters building, and ONEOK Parking Company, who owns and operates a parking garage. ONEOK Power Marketing Company has been formed for the purpose of the wholesale marketing of electricity but has not yet begun operations.

This Form 10-K (and certain other documents that are incorporated by reference in this 10-K) contains statements concerning Company expectations or predictions of the future that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are intended to be covered by the safe harbor provision of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are based on management's beliefs and assumptions based on information currently available. It is important to note that actual results of Company earnings could differ materially from those projected in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, the following: (I) the effects of weather and other natural phenomena; (ii) increased competition from other energy suppliers as well as alternative forms of energy; (iii) the capital intensive nature of the Company's business; (iv) economic climate and growth in the geographic areas in which the Company does business; (v) the uncertainty of gas and oil reserve estimates; (vi) the timing and extent of changes in commodity prices for natural gas, electricity, and crude oil; (vii) the nature and projected profitability of potential projects and other investments available to the Company; (viii) conditions of capital markets and equity markets; (ix) Year 2000 issues, and (x) the effects of changes in governmental policies and regulatory actions, including income taxes, environmental compliance and authorized rates. Accordingly, while the Company believes these forward- looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in Company documents, the words "anticipate," "expect," "projection," "goal" or similar words are intended to identify forward-looking statements. The Company does not have any intention or obligation to update forward-looking statements after they distribute this 10-K even if new information, future events or other circumstances have made them incorrect or misleading.

ACQUISITIONS AND MERGERS - The following summarizes material acquisitions and mergers completed in the current fiscal year; no material acquisitions took place in the prior four years. On November 26, 1997, the Company acquired from Western all of the assets of Western that were primarily used in, or primarily related to or primarily generated by the field operations of the local natural gas distribution business of Western, and all of the outstanding capital stock of Western's directly or indirectly wholly-owned subsidiaries, Westar Gas Marketing, Inc. and MCMC, and assumed (i) all of the liabilities of Western that arose primarily out of or related primarily to or were primarily generated by such gas business and (ii) approximately $161 million in aggregate principal amount of debt of Western; and the Company merged (the "Merger") into ONEOK, Inc., a Delaware corporation, with the Company as the surviving corporation. The shares of ONEOK, Inc. common stock were converted on a one-for-one basis into shares of stock of the Company, and Western received 2,996,702 shares of the Company's Common Stock and 19,317,584 shares of the Company's Series A Convertible Preferred Stock. Such shares and additional shares purchased by Western at the Closing of the transaction represented in the aggregate 9.9 percent of the Common Stock and 45 percent of the Capital Stock of the Company. A shareholder agreement, which includes standstill provisions, prevents Western from increasing its position in the Company above a capital stock interest of 45 percent and maintains control of the Company in the hands of the public shareholders of the Company. The transaction resulted in the acquisition of 660,000 new distribution customers, 10,068 miles of pipeline, two Kansas gas processing plants with a 200 million cubic feet per day capacity, and a natural gas marketing company with a retail market focus to the Company.

The acquisition was accounted for as a purchase and, accordingly, the operating results of the properties acquired from Western are included in the consolidated financial statements since December 1, 1997. The aggregate purchase price was approximately $824 million, including debt assumed and transaction costs. The aggregate purchase price, which was funded through the issuance of a combination of preferred and common stock, was allocated based on the estimated fair value of the net assets. The excess of the purchase price over the fair value of the net assets acquired approximated $74 million and is being amortized over 40 years.

From time to time, the Company has acquired and sold gas processing plant properties, gathering and transportation facilities and other operating assets in an effort to enhance overall operational efficiency, none of these transactions have been material to the Company's financial position.

The Company's strategy is to acquire additional gas distribution and transmission facilities, gas producing properties, or other assets which will further enhance its existing operations and will continue to pursue such opportunities in the future.

ENVIRONMENTAL MATTERS - In connection with the Western transaction, the Company acquired 12 manufactured gas sites located in Kansas which may contain coal tar and other potentially harmful materials that are classified as hazardous material. Hazardous materials are subject to control or remediation under various environmental laws and regulations. A consent agreement with the Kansas Department of Health and Environment (KDHE) presently governs all future work at these sites. The terms of the consent agreement allow the Company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. The prioritized sites will be investigated over a ten year period. At August 31, 1998, the costs of the investigations and risk analysis have been minimal. Limited information is available about the sites and no testing has been performed. Management's best estimate of the cost of remediation ranges from $100 thousand to $10 million per site based on a limited comparison of costs incurred to remediate comparable sites. These estimates do not give effect to potential insurance recoveries, recoveries through rates or from third parties. The KCC has permitted others to recover their remediation costs through rates. It should be noted that additional information and testing could result in costs significantly below or in excess of the amounts estimated above. To the extent that such remediation costs are not recovered, the costs could be material to the Company's results of operations and cash flows depending on the degree of remediation required and number of years over which the remediation must be completed.

The Company's expenditures for environmental evaluation and remediation have not been significant in relation to the results of operations of the Company. Capital expenditures for environmental issues during the 1998 fiscal year totaled $666,000. There have been no material effects upon earnings or the Company's competitive position during the 1998 fiscal year related to compliance with these regulations.

EMPLOYEES - The Company employed 3,211 persons at August 31, 1998. Nine hundred-forty employees of KGS are subject to collective bargaining contracts. The Company did not experience any strikes or work stoppages during 1998.
The Company's current contracts with the Unions are as follows:


---------------------------------------------------------------------------------------
UNION                                                  EMPLOYEES       CONTRACT EXPIRES
---------------------------------------------------------------------------------------
United Steelworkers of America                             533         June 6, 2002
---------------------------------------------------------------------------------------
International Union of Operating Engineers                  20         June 6, 2002
---------------------------------------------------------------------------------------
Gas Workers Metal Trades of the United
Association of Journeymen and Apprentices of the
Plumbing and Pipefitting Industry of the United
States and Canada                                           13         June 6, 2002
---------------------------------------------------------------------------------------
International Brotherhood of Electrical Workers            374         June 30, 1999
---------------------------------------------------------------------------------------


FINANCIAL AND STATISTICAL INFORMATION - For financial and statistical information regarding the Company's business units by segment, see "Management's Discussion and Analysis of Financial Condition and Related Operations" and Note K of Notes to Consolidated Financial Statements.

DESCRIPTION OF BUSINESS SEGMENTS

(A)      REGULATED OPERATIONS

GENERAL

The Oklahoma operations comprise a fully integrated intrastate natural gas gathering, storage, distribution and transportation business, which purchases, stores, transports, and distributes natural gas for sale to wholesale and retail customers located primarily in the state of Oklahoma. It also leases pipeline capacity under its Pipeline Capacity Lease (PCL) program to large volume commercial and industrial customers for their use in transporting natural gas to their facilities. It transports gas for others under Section 311(a) of the Natural Gas Policy Act (NGPA) of 1978. The operations are consolidated for ratemaking purposes by the Oklahoma Corporation Commission (OCC).

ONG purchases natural gas from gas processing plants, producing gas wells, and pipeline suppliers, and utilizes five underground storage facilities as necessary to deliver natural gas to approximately 750,000 customers at August 31, 1998, located in 295 communities in Oklahoma. ONG's largest markets are the Oklahoma City and Tulsa metropolitan areas. ONG also sells natural gas and/or leases pipeline capacity to other local gas distributors serving 46 Oklahoma communities. ONG serves an estimated population of over 2 million.

Five underground storage facilities are owned and capacity is leased to third parties on a short-term basis. The Sayre gas storage facility is leased, on a long-term basis, to and operated by the Natural Gas Pipeline Company of America. Sayre retains capacity for its use.

Kansas Gas Service supplies natural gas at retail to 362 communities in Kansas and Oklahoma with approximately 96 percent of those gas deliveries to Kansas customers. It also makes wholesale delivery to eight communities and two utilities. The distribution system purchases natural gas from various suppliers that is transported by intrastate and interstate pipeline companies. MCMC provides Kansas Gas Service and others with natural gas transportation, wheeling, parking, balancing, and storage services. Under a long term arrangement, Kansas Gas Service provides and manages the field operations and various administrative and general needs of MCMC. MCMC also transports gas for its large commercial and industrial customers which purchase gas on the spot market. KGS's largest markets served include Johnson County, Wichita, and Topeka, Kansas, and Bartlesville, Oklahoma. Kansas Gas Service and MCMC are not consolidated for ratemaking purposes by the Kansas Corporation Commission (KCC).

MCMC stores gas in two company-owned underground storage facilities, and additional leased facilities, for delivery to customers during periods of higher demand. A $10 million expansion project, to be completed in 2000, is expected to increase the storage capacity from 4.6 to 6.3 Bcf.

Of the Company's consolidated revenues, revenues from regulated operations represent approximately 53.0, 51.5, and 44.0 percent for 1998, 1997, and 1996, respectively. Income before interest and income taxes from the regulated operations is 73.4, 78.0, and 80.4 percent of the consolidated income before interest and income taxes for 1998, 1997, and 1996, respectively.

GAS SUPPLY

Gas supplies available to ONG for purchase and resale include supplies of gas under both short and long-term contracts with independent producers, as well as pipeline companies, gas processors, and other suppliers that own or control reserves. Oklahoma is the third largest gas producing state in the nation; and ONG, unlike most utilities, has direct access through its transportation system to all of the major gas producing areas in the state. The system, which intersects with 10 interstate pipelines at 26 interconnect points, 38 gas processing plants, and 128 producing fields located in Oklahoma, allows natural gas to be moved to locations throughout the state and nation. In addition, four of the storage facilities operated by ONG are located in close proximity to its large market areas. These four storages have a combined average capacity of 119 billion cubic feet to help assure deliverability to customers even on winter peak usage days. On such days, withdrawal from storage can provide as much as 50 percent of the system's needs. The record for all-time peak gas deliveries through the system in a single day was 1.92 billion cubic feet.

The ONG rate schedule's "Order of Curtailment" and the KGS rate order's "Priority of Service" provides for first reducing or totally discontinuing gas service to the very large industrial users and graduating down to requesting residential and commercial customers to reduce their gas requirements to an amount essential for public health and safety.

KGS has transportation agreements for delivery of gas which have terms varying in length from one to twenty years with the following non-affiliated pipeline transmission companies: Williams Natural Gas Company ("WNG"), Kansas Pipeline Partnership, Panhandle Eastern Pipeline Company, and various other intrastate and interstate pipelines. Gas transported under these agreements represents approximately 80 percent of the total distribution system throughput.

In October 1994, KGS executed a long-term gas purchase contract ("Base Contract") and a peaking supply contract with Amoco Production Company ("Amoco") for the purpose of meeting the requirements of the customers served over the WNG pipeline system. KGS anticipates that the Base Contract will supply between 50 percent and 65 percent of KGS' demand served by the WNG pipeline system. Amoco is one of various suppliers over the WNG pipeline system and if this contract were canceled, management believes gas supplied by Amoco could be replaced with gas from other suppliers. Gas available under the Base Contract is also available for sale by KGS to other parties and sales are recorded as opportunity gas sales.

The remaining 20 percent of Kansas Gas Service's total distribution throughput is transported entirely through MCMC. The related natural gas is purchased from a combination of direct wellhead production, from the outlet of natural gas processing plants, and from natural gas marketers and production companies.

Kansas Gas Service retains a priority right to capacity on MCMC necessary to serve its customers. KGS has the opportunity to negotiate for the purchase of natural gas with producers or marketers utilizing MCMC services, which increases the potential supply.

To meet seasonal heating demands for residential and commercial customers, KGS owns and operates and has under contract underground gas storage facilities. Inventories of stored gas are typically near maximum level immediately prior to the winter months and reduced as needed to meet system requirements.

The Company has a surplus of natural gas available to its utility systems and does not anticipate problems with securing additional gas supply as needed for its customers.

CUSTOMERS

RESIDENTIAL AND COMMERCIAL - ONG and KGS distribute natural gas as public utilities to approximately 80 percent of Oklahoma and 67 percent of Kansas. Natural gas sales to residential and commercial customers, which are used primarily for heating and cooking, account for approximately 60 and 26 percent of gas sales, respectively in Oklahoma and 73 and 26 percent of gas sales in Kansas, respectively. Gas sales to residential and commercial customers are seasonal, as a substantial portion of such sales are used principally for space heating. Accordingly, the volume of gas sales is consistently higher during the heating season (November through May) than in other months of the year. Rates for natural gas distribution operations include a temperature normalization adjustment clause during the heating season for ONG customers.

A franchise is a right to use the municipal streets, alleys, and other public ways for utility facilities for a defined period of time for a fee. Although the laws of the states of Oklahoma and Kansas prohibit exclusive utility franchises, management nevertheless believes there are advantages to having franchises in the larger municipalities in which operations are conducted. ONG has franchises or gross receipts agreements in 234 municipalities while KGS holds franchises in 295 municipalities. In management's opinion, its franchises contain no unduly burdensome restrictions and are sufficient for the transaction of business in the manner in which it is now conducted.

INDUSTRIAL - A substantial portion of the ONG system throughput is transported for industrial customers. Under the Company's PCL program, the customer, for a fee, can have its gas, whether purchased from ONG or a third-party supplier, transported to its facilities utilizing lines owned by ONG. PCL services are at negotiated rates which are generally below the approved PCL tariff rates, and competition continues to drive the rates lower. Industrial sales, rentals for PCL's, and other energy-related operations tend to remain relatively constant throughout the year, while interstate transportation volumes fluctuate based on market demand. During the 1997 year, the Company was the successful bidder to transport gas to four natural gas-fired electric generating plants owned by Public Service Company of Oklahoma. No single customer accounted for more than ten percent of consolidated operating revenues.

KGS industrial sales account for less than one percent of natural gas delivered. KGS transports gas for its large industrial customers through it's End-Use Customer Transportation (ECT) program. This program allows industrial customers to purchase gas on the spot market and have it transported by KGS. KGS earned approximately the same margin on the volume of gas transported as on volumes sold except where discounting occurred in order to retain the customer's load. No single customer accounted for more than ten percent of consolidated operating revenues.

The potential impact of the loss of a significant portion of this volume is discussed at Management's Discussion and Analysis of Financial Conditions and Results of Operations, Liquidity, on page 30.

COMPETITION

The natural gas industry is expected to remain highly competitive. Management believes that it must maintain a competitive advantage in order to retain its customers and, accordingly, continues to focus on reducing costs and pursuing unbundling opportunities.

The Company is subject to competition from electric utilities offering electricity as a rival energy source and competing for the space heating, water heating, and cooking markets. The principal means to compete against alternative fuels is lower prices, and natural gas continues to maintain its price advantage in the residential, commercial, and both small and large industrial markets. In residential markets, the average cost of gas is less for ONG customers and for KGS customers than the average cost of gas nationwide and considerably less than the cost of an equivalent amount of electricity.

The Company is subject to competition from other pipelines for its existing industrial load. The PCL program and Special Industrial Sales Program (SISP) offered by ONG are a response to such competitive pressure. The PCL rate allows ONG to effectively compete in these markets and maintain throughput and therefore, load factors which benefit all customer classes. KGS, through the ECT program, is able to compete with other pipelines and continue to serve its large commercial and industrial customers. Competition, however, continues to compress rates.

In April 1992, the Federal Energy Regulatory Commission (FERC) approved Order
636. Less than one percent of ONG's gas supply is transported on interstate pipelines; 80 percent of KGS' gas supply is transported on interstate pipelines.

Increasing competition in the natural gas industry, along with the efforts of the regulatory commissions, have been driving forces behind the Company's plans to unbundle its services.

GOVERNMENT REGULATIONS

Rates charged for gas services, including distribution, transportation, and storage, are established by the OCC for Oklahoma Natural Gas and by the KCC and OCC for Kansas Gas Service. Changes in the gas purchase costs are included in the purchased gas adjustment clause. Other costs must be recovered through periodic rate adjustments approved by the OCC and KCC.

The KCC has approved a pilot program KGS designed to moderate the cost its customers pay for natural gas in cold weather months. Under this program, which begins this heating season, the Company will use commodity derivative instruments to cap the price of its anticipated winter heating season gas purchases in order to protect customers from the upward volatility during the winter heating months.

In August 1998, the KCC approved a pilot program in Kansas that will offer residential customers the option of paying a fixed monthly bill. The program will allow a qualified residential customer the option of paying a fixed monthly amount based on the projected average annual usage rather than actual usage. A similar program is in effect for customers in Oklahoma.

The OCC issued an interim order on July 31, 1998, for ONG to proceed with a competitive bidding process to obtain some of the upstream services, such as supply, transportation, and storage, necessary to serve the Oklahoma City and Tulsa markets. The order outlines how ONG is to proceed with upstream unbundling. While the Company supports the concept of unbundling, it believes the order contains elements that are an "invasion of internal management discretion" and has filed an appeal with the Oklahoma Supreme Court. The ultimate outcome of these proceedings and their impact, if any, on future earnings and cash flow can not be predicted at this time. See Item 3, Legal Proceedings.

In a first step toward unbundling in Kansas, KGS filed a proposed tariff change with the KCC, reducing the minimum requirement for transportation service to 3,000 Mcf annually and requested approval of a revenue-neutral residential basic service charge and upstream capacity charge. Approval of this filing by the KCC will allow KGS to expand transportation services to an additional 650 commercial and industrial customers and to restructure residential customer bills to better reflect the differences between the basic service charge for delivery and the cost of natural gas.

A temperature adjustment clause, in effect for ONG customers since 1995, reduces the effect of extremes in weather for both the Company and the customer. In connection with the Western alliance, ONG filed a stipulation which included an agreement not to file for a general rate increase for a period of one year. KGS filed a stipulation which included an agreement not to file a general rate increase for three years.

The Company has settled all known claims arising out of long-term gas supply contracts containing "take-or-pay" provisions which purport to require the Company to pay for volumes of natural gas contracted for but not taken. The OCC has authorized recovery of the accumulated settlement costs over a 20 year period or approximately $6.7 million annually through a combination of a surcharge from customers and revenue from transportation under Section 311(a) of the NGPA and other intrastate transportation revenues. There are no significant potential claims or cases pending against the Company under remaining gas purchase contracts.

OTHER REGULATED BUSINESSES

OkTex Pipeline Company transports gas in interstate commerce under Section 311(a) of the NGPA and is treated as a separate entity by FERC. The Company has the capacity to move up to 200 million cubic feet per day into the Lone Star Gas Company's system in Texas and the Red River Pipeline. OkTex has complied with the requirements of Order 636.

(B)      NONREGULATED OPERATIONS

MARKETING

GENERAL - The Company purchases and markets natural gas, primarily in the mid-continent area of the United States. The alliance with Western has expanded the Company's operations to include retail customers. Due to expanded supply and storage capabilities, the marketing operation has evolved from an intrastate aggregator into an interstate aggregator. Of the Company's consolidated revenues, revenues from the gas marketing operations represent approximately 40.7, 39.6, and 48.9 percent for 1998, 1997, and 1996, respectively. Income before interest and income taxes from the marketing operation is 6.1, 6.1, and
10.7 percent of the consolidated income before interest and income taxes for 1998, 1997, and 1996, respectively.

MARKET CONDITIONS - The baseload marketing business is very competitive and, as the industry matures, continues to go through a period of consolidation and reduced margins. The Company's strategy is to concentrate its efforts on capitalizing on day-to-day pricing volatility through the use of gas storage facilities, hedging, and transportation arbitraging. Management believes that its location in Oklahoma, its expansion into the Kansas market, as well as the benefits derived from vertically integrating the gas marketing operations with the Company's production, gathering, processing, storage, and transportation businesses, will provide the strategic advantage necessary to compete.

NEW PRODUCTS AND SERVICES - In 1997, the marketing operation was the successful bidder to provide firm and interruptible gas service to four natural gas-fired electric generating plants owned by Public Service Company of Oklahoma.

The Company has received approval from FERC to market electricity. It is not anticipated that these activities will be a major contributor to earnings in fiscal 1999.

PRICE RISK MANAGEMENT - In order to mitigate the financial risks arising from fluctuations in both the market price and transportation costs of natural gas, the Company routinely enters into natural gas futures, swaps, and options as a method of protecting its margins on the underlying physical transactions. However, net open positions in terms of price, volume, and specified delivery point do occur.

GATHERING AND PROCESSING

GENERAL - The Company owns and operates one gas processing plant and has nonoperating interests in three gas processing plants. The gas processing operations include the extraction of natural gas liquids (NGL's) and the separation ("fractionation") of mixed NGLs into component products (e.g., ethane/propane mix, propane, iso and normal butane, and natural gasoline). The component products are used for petrochemical feedstock, residential heating and cooking in rural areas, and blending into motor fuels. The industry as a whole operates substantial numbers of such plants, many owned by large integrated oil and gas companies and independents. NGL margins have been highly volatile over the past several years as profitability is dependent on the relationship between natural gas costs and NGL prices.

Management believes that the industry is becoming much more competitive as demand increases for NGLs, especially petrochemical feedstock.

Extraction is the process of removing NGLs from the inlet raw gas stream, thereby reducing the Btu content and volume (referred to as "shrinkage"). In addition, some gas from the gas stream is consumed as fuel during the processing. The production costs of such liquids generally depend on the cost of natural gas being processed and the underlying agreements. The Company has compensated its gas suppliers for fuel and shrinkage costs in one of two ways, either by returning a percentage of the proceeds from the extracted NGLs to the supplier (a "percent of proceeds" contract) or by replacing an equivalent amount of gas (a "fuel and shrink" contract). Due to the volatility of the natural gas and NGL prices, "percent of proceeds" contracts generally provide a more stable cash flow.

Of the Company's consolidated revenues, revenues from the gathering and processing operations represent approximately 4.3, 6.2, and 4.8 percent for 1998, 1997, and 1996, respectively. Income before interest and income taxes from the gathering and processing operation is 15.2, 10.0, and 7.4 percent of the consolidated income before interest and income taxes for 1998, 1997, and 1996, respectively.

PROPERTY ACQUISITIONS AND SALES - The Company sold its interest in 11 gas processing plants located in Western Oklahoma on February 1, 1998. The lack of ownership of the gathering systems behind these plants was the primary motivation for the sale. In a separate transaction, the Company sold its minority ownership in the Laverne Gas Processing Plant. The sale of the Company's interest in the 12 gas processing plants during fiscal 1998 eliminated the Company's interest in "fuel-and-shrink" plants, which are subject to volatile swings in profitability.

As part of the alliance with Western Resources the Company acquired the Minneola Gas Processing Plant located in Ford County, Kansas, and increased its ownership in the Indian Basin Plant to 42 percent.

The Company purchased an additional 55 percent interest in the Sycamore Gas Gathering System on May 29, 1998. The purchase gives the Company a 97 percent interest in the system and control over the company-owned production in that area.

PRODUCTION

GENERAL - The Company's strategy is to concentrate ownership of natural gas and oil reserves in its service territory in order to add value not only to its existing production operations but also to integrate it into its processing, marketing, transmission, gathering, and storage business. As a result, the Company is focusing its efforts on acquisitions and exploitation activities.

Of the Company's consolidated revenues, revenues from the production operations represent approximately 1.7, 2.3, and 2.1 percent for 1998, 1997, and 1996, respectively. Income before interest and income taxes from the production operation is 5.4, 6.8, and 2.3 percent of the consolidated income before interest and income taxes for 1998, 1997, and 1996, respectively.

PRODUCING RESERVES - Natural gas is the primary focus of the Company's production activities. As of August 31, 1998, the Company had a working interest in 1,242 gas wells and 328 oil wells located primarily in Oklahoma, Kansas, Texas, and Louisiana. A number of these wells produce from multiple zones.

MARKET CONDITIONS - The goal of the Company is to develop an economically viable reserve base through acquisition and development. Additionally, the Company plans to become even more active as an operator of the reserve base, which it controls. In doing so, the Company competes with many large integrated oil and gas companies and numerous independent oil and gas companies of various size. The Company, as an industry standard, monitors well head prices on a daily basis and, on occasion, has curtailed some of its natural gas production due to low well head prices . Most production is sold to third party marketers, including ONEOK Gas Marketing Company, at spot-market prices.

PROPERTY ACQUISITIONS AND SALES - The Company purchased gas and oil reserves located in Oklahoma and Kansas from

OXY USA, Inc. during the third quarter of 1998. The $128 million purchase includes 400 wells producing approximately 30 million cubic feet of gas per day and 400 barrels of oil per day and a gas sweetening plant. Based on estimated reserves, this transaction almost doubled the Company's oil and gas reserves and provided the Company with additional reserves located in Kansas.

On June 2, 1998, the Company acquired a 40 percent equity interest in K. Stewart Petroleum Corp., an Oklahoma City based independent oil and gas producer. This acquisition creates increased opportunities for the Company to expand its oil and gas reserves in the Anadarko Basin, one of North America's most prolific gas fields. K. Stewart Petroleum Corp. has been successful in applying new exploration and drilling technologies including 3-D seismic, directional drilling, magnetic resonance imaging, and advanced completion and stimulation techniques. Gross cumulative discoveries by K. Stewart through December 31, 1997, exceed 100 billion cubic feet equivalent (Bcfe). This transaction also gives the Company first look at all project development by K. Stewart with the option to participate at the most favorable industry rate.

The acquisition of Washita Production Company, a Tulsa based independent oil and gas producer, was closed in December 1997. The acquisition of Washita, valued at approximately $20 million, was made with a combination of cash and ONEOK, Inc. common stock. The transaction included 235 producing wells and significant behind pipe and development drilling opportunities with proven reserves of approximately 23 Bcfe. The wells are primarily located in the Anadarko and Arkoma Basin of Oklahoma and include some properties in the Hugoton Basin of Kansas.

During 1997, the Company purchased PSEC, Inc., an independent oil and gas company in Oklahoma. The transaction included 180 wells with proven reserves of 20 Bcf of natural gas and 167,000 barrels of oil. Included in the transaction was PSPC, Ltd., which operates and holds a 42 percent interest in the Sycamore Gas Gathering System. The purchase was financed with $9.3 million long-term debt and 334,252 shares of ONEOK Inc. common stock.

During 1996, the Company purchased substantially all of the Oklahoma oil and natural gas properties of SCANA Petroleum Resources, Inc. The $43.1 million purchase included over 500 producing properties of which 90 percent are natural gas. Also in 1996, the Company sold all of its oil and gas properties in Alabama and Mississippi for approximately $18.9 million.

These acquisitions and sales contribute to the Company's long-term strategy of focusing on natural gas reserves in Oklahoma and Kansas to add value to all of the Company's gas-related operations.

RISK MANAGEMENT - The Company's production segment continues to utilize derivatives in order to hedge anticipated sales of oil and natural gas production. These anticipated transactions have been hedged with commodity swaps agreements whereby the Company is able to set the price to be received for the future production and thus reduce the risk of declining market prices between the origination date of the swap and the month of production. The Company's strategy in hedging anticipated transactions is to eliminate the variability in earnings of its production segment as a result of market fluctuations. To the extent that management does not terminate a hedge or enter into an opposing derivative, the current strategy will limit the potential gains which could result from increases in market prices above the level set by the hedge.

OTHER BUSINESSES

The Company, through two subsidiaries, owns a parking garage and leases an office building (ONEOK Plaza) in downtown Tulsa, Oklahoma, in which the Company's headquarters are located. The parking garage is owned and operated by ONEOK Parking Company. ONEOK Leasing Company leases excess office space to others. Almost all downtown Tulsa Class A office space is rented and very little Class A office space is available city-wide. As a result, Class A rental rates are increasing.

ITEM 2.           PROPERTIES

(A)      DESCRIPTION OF PROPERTY
REGULATED

DISTRIBUTION - The Company owned 15,023 miles of pipeline and other distribution facilities in Oklahoma and 10,068 miles of pipeline and other distribution facilities in Kansas at August 31, 1998. The Company owns a five-story office building in Oklahoma City, Oklahoma, as well as a number of warehouses, garages, meter and regulator houses, service buildings, and other buildings throughout Oklahoma and Kansas. The Company also owns a fleet of vehicles used primarily in Oklahoma and maintains an inventory of spare parts, equipment, and supplies. It leases substantially all of its vehicles operated in Kansas. In addition, the Company owns five underground storage facilities located throughout Oklahoma and two storage facilities in Kansas. Four of the Oklahoma storage facilities are located in close proximity to its large market areas; the other storage facility is located in western Oklahoma and is leased to and operated by another company. However, 21.4 billion cubic feet of storage capacity in that facility has been retained for use by the Company.

TRANSMISSION - The Company owned a combined total of 3,753 miles of transmission and gathering pipeline in Oklahoma and 1,613 miles in Kansas at August 31, 1998. Compression and dehydration facilities are located at various points throughout the pipeline system.

PRODUCTION

The Company owns varying economic interests, including overriding royalty interests, in 1,372 gas wells and 342 oil wells, some of which are multiple completions. Such interests are in wells located primarily in Oklahoma, Kansas, and Louisiana. The Company owns 152,652 net onshore developed leasehold acres and 18,275 net onshore undeveloped acres, located primarily in Oklahoma, Kansas, Texas, and Louisiana. The Company owns no offshore acreage.

Lease acreage in producing units is held by production. Leases not held by production are generally for a term of three years and may require payment of annual rentals.

GATHERING AND PROCESSING

The Company owns interests in four gas processing plants which extract liquid hydrocarbons from natural gas. Two are located in Oklahoma, one in Kansas and one in New Mexico. The Company's share of the total plant capacity of 379.5 million cubic feet per day is 152.7 million cubic feet per day. The Company owns approximately a 97 percent interest in the Sycamore Gas Gathering System in Carter County, Oklahoma and interests in various other gas gathering systems.

OTHER

The Company owns a parking garage and land, subject to a long-term ground lease expiring in year 2009 with six five-year extensions available, upon which has been constructed a seventeen-story office building with approximately 517,000 square feet of net rentable space. The office building is being leased to the Company at a lease term of 25 years with six five-year renewal options. After any renewal period, the Company can purchase the property at its fair market value. The Company has occupied and reserved approximately 229,623 square feet for its own use and leases the remaining space to others.

(B)      OTHER INFORMATION

Oil and gas production is defined by the Securities and Exchange Commission
(SEC) to include natural gas liquids in their natural state. The Company's processing operations produces natural gas liquids as a result of ownership in four gas processing plants, but the Company does not own the reserves attributable to the gas processed by these plants. The SEC excludes the production of natural gas liquids resulting from the operations of gas processing plants as an oil and gas activity. Accordingly, the following tables exclude information concerning the production of natural gas liquids by the Company's processing operations.

OIL AND GAS RESERVES

All of the oil and gas reserves are located in the United States.

QUANTITIES OF OIL AND GAS RESERVES - See Note Q of Notes to Consolidated Financial Statements on page 55.

PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES - See Note R of Notes to Consolidated Financial Statements on page 55.

RESERVE ESTIMATES FILED WITH OTHERS

None.

QUANTITIES OF OIL AND GAS PRODUCED

The net quantities of oil and natural gas produced and sold, including intercompany transactions, were as follows:


--------------------------------------------
SALES           1998       1997       1996
--------------------------------------------
Oil (MBbls)        330        336        435
Gas (MMcf)      16,818     14,565      9,406
============================================



AVERAGE SALES PRICE AND PRODUCTION (LIFTING) COSTS

Average sales prices and lifting costs are as follows:


--------------------------------------------------------
                              1998      1997      1996
--------------------------------------------------------
Average Sales Price (a)
  Per Bbl of oil              $15.70    $19.84    $17.73
  Per Mcf of gas               $2.21     $2.16     $1.86

Average Production Costs
  Per Mcfe (b)                 $0.50     $0.48     $0.46
========================================================


(a) In determining the average sales price of oil and gas, sales to affiliated companies were recorded on the same basis as sales to unaffiliated customers.

(b) For the purpose of calculating the average production costs per Mcf equivalent, barrels of oil were converted to Mcf using six Mcf of natural gas to one barrel of oil. Production costs do not include depreciation or depletion.



WELLS AND DEVELOPED ACREAGE

The table shows gross and net wells in which the Company has a working interest at August 31, 1998.

---------------------------------
                 Gas         Oil
---------------------------------
Gross wells      1,242        328
Net wells          431        154
=================================

Gross developed acres and net developed acres by well classification are not available. Net developed acres for both oil and gas is 152,652 acres.



---------------------------------
              Gross       Net
---------------------------------
Oklahoma        68,033     17,136
Texas            5,627        906
Louisiana        1,110        210
Alabama             77         23
=================================


UNDEVELOPED ACREAGE

The gross and net undeveloped leasehold acreage at the end of the fiscal year is as follows:


Of the net undeveloped acres, approximately 7 percent lies in the Ardmore Basin area, 36 percent in the Anadarko Basin area in Oklahoma, 19 percent in the Oklahoma portion of the Arkoma Basin, and 1 percent in the Texas Gulf Coast area.

NET DEVELOPMENT WELLS DRILLED

The net interest in total development wells drilled, by well classification, is as follows:

--------------------------
               Development
--------------------------
1998
Productive            14.0
Dry                    0.6
--------------------------
  Total               14.6
--------------------------
1997
Productive             3.8
Dry                    1.5
--------------------------
  Total                5.3
--------------------------
1996
Productive             2.7
Dry                    1.8
--------------------------
  Total                4.5
==========================


 PRESENT DRILLING ACTIVITIES

On August 31, 1998, the Company was participating in the drilling of 21 wells. The Company's net interest in these wells amounts to 9.22 wells.

FUTURE OBLIGATIONS TO PROVIDE OIL AND GAS

None.

ITEM 3.           LEGAL PROCEEDINGS

JOINT APPLICATION OF OKLAHOMA NATURAL GAS COMPANY, A DIVISION OF ONEOK, INC., ONEOK GAS TRANSPORTATION COMPANY, A DIVISION OF ONEOK, INC., AND KANSAS GAS SERVICE COMPANY, A DIVISION OF ONEOK, INC., FOR APPROVAL OF THEIR UNBUNDLING PLAN FOR NATURAL GAS SERVICES UPSTREAM OF THE CITY GATES OR AGGREGATION POINTS, Cause PUD No. 980000177, before the Oklahoma Corporation Commission. On April 1, 1998, a Joint Application was filed to unbundle natural gas services upstream of the citygate. As part of the Joint Application (as required by the Commission's new unbundling rules) a proposal was submitted which would enable the Applicants to commence competitively-bid service to the Tulsa and Oklahoma City aggregation areas no later than November 1, 1998. Kansas Gas Service Company requested a waiver from having to file an unbundling plan pending consolidation of its rates with those of Oklahoma Natural Gas Company which was granted in the Amended Order (see below). The Applicants filed direct testimony on April 17, 1998 and certain intervenors filed responsive testimony and statements of position on June 1, 1998. Hearings were held beginning July 6, 1998 and continued through July 16, 1998. The Commission entered its Order on July 31, 1998 unbundling utility services by separating distribution, transportation, gas supply, storage and gathering services and directing that services upstream of the citygates be obtained through competitive bidding. The Company was directed to request competitive bids for upstream services for the Oklahoma City and Tulsa aggregation areas commencing November 1, 1998, and for the remaining cities and towns as scheduled in the Order. The Order also established the cost of service for Oklahoma Natural Gas Company ("ONG") and ONEOK Gas Transportation Company under which future rates will be determined and tariffs filed. On August 6, 1998, a Petition-in-Error was filed with the Oklahoma Supreme Court appealing the Order of the Commission and a Notice of Appeal and Motion to Stay the Order was filed with the Commission. Hearings were held on such Motion and a Motion to Reconsider by one of the intervenors and the Commission took the matters under advisement. The Appeal claims the Commission lacked jurisdiction and authority to promulgate its unbundling rules and the Order exceeded its authority. The Commission filed an Amended Order on August 20, 1998. The Company's position is that the Amended Order is invalid due to the pending appeal of the original Order. On August 17, 1998, the Commission filed a Motion to Dismiss the Company's appeal. The Company filed its response on September 1, 1998. On September 8, 1998, the Company filed a petition-in- error with the Oklahoma Supreme Court appealing the amended order.

IN THE MATTER OF COMMISSIONER BOB ANTHONY'S INSPECTION OF THE BOOKS AND RECORDS OF ANY PUBLIC SERVICE CORPORATION AND EXAMINATION, UNDER OATH, OF ANY OFFICER, AGENT OR EMPLOYEE OF SUCH, IN RELATION TO THE BUSINESS AND AFFAIRS OF ARKANSAS LOUISIANA GAS COMPANY, A DIVISION OF NORAM ENERGY CORP. AND OKLAHOMA NATURAL GAS COMPANY, A DIVISION OF ONEOK INC. PURSUANT TO OKLAHOMA CONSTITUTION ARTICLE 9, SECTIONS 18, 28 AND 34, Cause No. PUD 960000039 and related dockets (PUD 86-85, 96-100, 96-186), Oklahoma Corporation Commission. Commissioner Anthony filed notice on February 13, 1996, and thereafter sought, in his capacity as an individual Commissioner, to investigate transactions between the Company and another entities in connection with the 1993 settlement of a long-running gas contract dispute between the Company and one of its gas suppliers, Creek Systems. The principal subject of the inquiry was a new gas supply arrangement entered into in connection with the settlement between the Company and an entity called Dynamic Energy Resources, which in turn assigned its interest in the contract to two other unrelated companies. Commissioner Anthony contended that he was questioning whether the new gas supply arrangement entered into as a result of the settlement had resulted in excessive gas costs to the Company's customers. The gas supply contracts in question had been examined in earlier audits by the Commission staff and no improper costs or other improprieties had been found. After extensive Commission proceedings and an original action in the Oklahoma Supreme Court challenging Anthony's authority to conduct such an individual investigation, a compromise was reached among all interested parties (other than Commissioner Anthony) pursuant to which another Commission staff investigation of the matter was conducted with full cooperation by the Company. The staff again found no improper costs or other improprieties. On August 14, 1997, Commissioner Anthony filed a document prepared by a member of his staff again claiming overpayment for gas supplied under the contract. No further action has been taken by the Commission, however, as a result of the Report, an Application of Michael Edward McAdams and John Powell Walker For Relief for Improper and Excessive Costs, Cause No. PUD 98000188 was filed on April 6, 1998 against the Company seeking a review of the gas purchase agreement between the Company and Dynamic Energy Resources. On April 29, 1998, ONG filed a motion to dismiss which was denied by the Administrative Law Judge on September 1, 1998. ONG appealed the Administrative Law Judge's Order to the Commission en banc on September 11, 1998.

FENT, ET UX V. OKLAHOMA NATURAL GAS COMPANY, A DIVISION OF ONEOK INC., ET AL., No. CJ-88-10148, District Court,

Oklahoma County. On October 6, 1988, the Plaintiffs filed a petition for reimbursement for the cost of replacement of a yard line and for repairing the gap in piping caused by the relocation of the meter to the property line and as a class action for similarly situated customers. The Company moved to dismiss the action on the grounds the District Court did not have subject matter jurisdiction and a failure to state a cause of action for which relief could be granted. The District Court granted the motion to dismiss and the Plaintiffs appealed the decision. On August 14, 1991, the Court of Appeals reversed the trial court's decision and remanded the case for further proceedings. The appellate court held that the trial court had erred in ruling both that it was without jurisdiction and that the Plaintiffs had failed to state a cause of action, instead finding that under Commission Rule 6(a) the Company could be responsible for maintenance of the gas line up to the outflow side of the meter. As a result, the Company could have a duty to repair the gap caused by removal of the meter and to maintain and repair the yard line. The case was remanded to the District Court, the Company filed a related proceeding with the Oklahoma Corporation Commission seeking an interpretation of the applicable Commission rules, and although the Plaintiffs filed a motion in District Court to certify the class, further proceedings in the case were stayed pending resolution of the appeal of the decision in the related Corporation Commission proceeding. The Corporation Commission ruled that ONG was not responsible for non-Fent yard lines. Plaintiffs filed a motion to lift the stay which was granted by the Court, enabling the case to proceed with discovery on the issue of whether claims should be certified as a class action and Plaintiffs' allowed to act as class representatives. The Company filed a motion to strike on the basis of the Oklahoma Corporation Commission decision in that had determined that the Company was not responsible for non-Fent yardlines, which was granted on July 26, 1996. Fent appealed the decision of the District Court and on April 8, 1997, the appeal was assigned to Division 2 of the Court of Appeals. On December 16, 1997, the Court of Appeals decided in favor of the Company, upholding the trial court's denial of class certification. Fent filed a Petition for Rehearing on January 5, 1998. The Petition was denied on February 17, 1998. Fent then filed a Petition for Writ of Certiorari with the Supreme Court on March 5, 1998. The Supreme Court granted Certiorari on April 20, 1998. The Company filed a Request to File Supplemental Briefs on April 30, 1998, which is still pending.

UNITED STATES OF AMERICA, EX REL. JACK GRYNBERG V. ALASKA PIPELINE CO., ET AL., (INCLUDING ONEOK, INC.), No. 95-725, in the United States District Court for the District of Columbia. This is a qui tam action that was commenced on April 17, 1995 (but not served on ONEOK, Inc. until July 24, 1996), by the plaintiff relator, Jack J. Grynberg ("Grynberg"), on behalf of the United States pursuant to the False Claims Act, 31 U.S.C. ss. 3729, et seq., to recover the underpayment of royalties on federally owned or Indian properties from 70 named pipeline companies, including ONEOK, Inc. Grynberg claims that the named pipeline companies have underpaid royalties to the United States as a result of the improper measurement of the heating content and volume of natural gas which they purchased from the federally owned or Indian lands. On behalf of the United States, Grynberg seeks to recover the proceeds for the underpayment of royalties, interest, treble damages, civil penalties of $5,000 to $10,000 for each violation by a defendant pipeline company of the False Claims Act, and an order requiring the defendant pipeline companies to discontinue the improper practices. Grynberg also seeks to recover his expenses incurred in bringing the action, plus attorneys' fees and costs. The Company, through its division ONEOK Gas Transportation Company, joined a group of 53 defendants (the "Combined Defendants") employing the law firm of Skadden, Arps, Slate, Meagher and Flom LLP ("Skadden, Arps") and sharing their expense in addressing the defenses against the action which are common to the group. Skadden, Arps filed on behalf of the Combined Defendants a motion to dismiss the Second Amended Complaint on several grounds (e.g., failure to state of claim, failure to plead fraud with specificity, misjoinder of parties, improper venue, etc.). The court granted the motion to dismiss on March 27, 1997, finding that there had been an improper joinder of the defendants and that Grynberg had failed to state a claim with particularity against each of the defendants. On May 15, 1998, Grynberg appealed the decision to the District of Columbia Court of Appeals. Motions to dismiss the action were filed in July, 1998 and the decision of the Court is pending. The Company has been recently contacted by the Civil Division of the Commercial Litigation Branch of the United States Department of Justice asking it to comment on a separate lawsuit filed by Grynberg against ONEOK, Inc., ONEOK Resources Company, and Oklahoma Natural Gas Company, in which the same allegations and claims are made. The Company is preparing a response to the Department of Justice.

The Company is a party to other litigation matters and claims which are normal in the course of its operations, and while the results of litigation and claims cannot be predicted with certainty, management believes the final outcome of such matters will not have a materially adverse effect on consolidated results of operations, financial position, or liquidity.

ITEM 4.           RESULTS OF VOTES OF SECURITY HOLDERS

(A)      MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

(B)      EXECUTIVE OFFICERS OF THE REGISTRANT

      All executive officers are elected at the annual meeting of directors and serve for a period of one year or until their successors are duly elected.

-----------------------------------------------------------------------------------------------------------------------------------
                                     PERIOD SERVED      BUSINESS EXPERIENCE
NAME AND POSITION               AGE  IN SUCH CAPACITY   IN PAST FIVE YEARS
-----------------------------------------------------------------------------------------------------------------------------------
LARRY W. BRUMMETT               48   1997 to present    Chairman of the Board of Directors and Chief Executive Officer
Chairman of the Board                1994 to 1997       Chairman of the Board of Directors, President, and Chief
and Chief Executive Officer                             Executive Officer
                                     1993 to 1994       Executive Vice President of Oklahoma Natural Gas Company
-----------------------------------------------------------------------------------------------------------------------------------
DAVID L. KYLE                   46   1997 to present    President and Chief Operating Officer
President of ONEOK                   1995 to present    Member of the Board of Directors
and Chief Operating Officer          1994 to 1997       President and Chief Operating Officer of Oklahoma Natural Gas Company
                                     1993 to 1994       Executive Vice President of Oklahoma Natural Gas Company
-----------------------------------------------------------------------------------------------------------------------------------
JOHN A. GABERINO, JR.           57   1998 to present    Senior Vice President and General Counsel
Senior Vice President and            1993 to 1998       Stockholder, Officer and Director of Gable Gotwals Mock Schwabe
General Council                                         Kihle Gaberino and predecessor firms
-----------------------------------------------------------------------------------------------------------------------------------
JERRY D. NEAL                   59   1993 to present    Vice President, Treasurer, and Chief Financial Officer (Principal Financial
Vice President, Treasurer,                              and Accounting Officer)
and Chief Financial Officer
(Principal Financial and
Accounting Officer)
-----------------------------------------------------------------------------------------------------------------------------------
BARRY D. EPPERSON               53   1997 to present    Vice President, Controller, and Chief Accounting Officer
Vice President, Controller,          1993 to 1997       Vice President-Accounting of Oklahoma Natural Gas Company
and Chief Accounting Officer
-----------------------------------------------------------------------------------------------------------------------------------
EUGENE N. DUBAY                 49   1997 to present    President and Chief Operating Officer of Kansas Gas Service Company
President and Chief Operating        1996 to 1997       Vice President of Corporate Development
Officer - Kansas Gas Service         1993 to 1995       Executive Vice President and Chief Operating Officer of Missouri
Company                                                 Gas Energy
-----------------------------------------------------------------------------------------------------------------------------------
JAMES C. KNEALE                 47   1997 to present    President and Chief Operating Officer of Oklahoma Natural Gas Company
President and Chief Operating        1996 to 1997       Vice President of ONEOK Resources  Company
Officer-Oklahoma Natural Gas         1995 to 1996       Vice President-Tulsa DistriOklahoma Natural Gas Company
Company                              1993 to 1995       Vice President-Accounting of Oklahoma Natural Gas Company
-----------------------------------------------------------------------------------------------------------------------------------


                                    PART II.

ITEM 5.           MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S
                  COMMON STOCK AND RELATED SHAREHOLDER MATTERS

(A)      MARKET INFORMATION

The Company's common stock is listed on the New York Stock Exchange under the trading symbol OKE. The corporate name ONEOK is used in newspaper stock listings. The high and low market prices of the Company's common stock for each fiscal quarter during the last two fiscal years were as follows:


-----------------------------------------------                 ---------------------------------------------
1998                     High           Low                     1997                   High           Low
-----------------------------------------------                 ---------------------------------------------
First Quarter      $ 40 11/16     $ 31 3/16                     First Quarter      $ 28 5/8      $ 24 7/8
Second Quarter     $ 40 11/16     $ 33 3/8                      Second Quarter     $ 30 7/8      $ 26
Third Quarter      $ 44 1/4       $ 34 5/8                      Third Quarter      $ 31 1/8      $ 25 7/8
Fourth Quarter     $ 40 15/16     $ 29 3/4                      Fourth Quarter     $ 35 5/16     $ 30
-----------------------------------------------                 ---------------------------------------------


(B)      HOLDERS

There were 11,768 holders of the Company's common stock at August 31, 1998.

(C)      DIVIDENDS

Quarterly dividends declared on the Company's common stock during the last two fiscal years were as follows:


------------------------------------------
                        1998        1997
------------------------------------------
First Quarter         $ 0.30      $ 0.30
Second Quarter        $ 0.30      $ 0.30
Third Quarter         $ 0.30      $ 0.30
Fourth Quarter        $ 0.30      $ 0.30
------------------------------------------
  Total               $ 1.20      $ 1.20
==========================================


Debt agreements pursuant to which the Company's outstanding long-term and short-term debt has been issued limit dividends and other distributions on the Company's common stock. Under the most restrictive of these provisions, $27.4 million of retained earnings is so restricted. On August 31, 1998, $243.1 million was available for dividends on the Company's common stock.


ITEM 6.           SELECTED FINANCIAL DATA

Following are selected financial data for the Company for each of the last five years. Dollar amounts are in millions of dollars, except per share amounts.

----------------------------------------------------------------------------------------------------------------
                                                   1998         1997           1996         1995          1994
----------------------------------------------------------------------------------------------------------------
Operating revenues                             $1,835.4     $1,161.9       $1,224.3       $954.2         $784.1
Income before interest
    and income taxes                             $203.5       $128.8         $121.0       $105.5          $92.0
Net income                                       $101.8        $59.3          $52.8        $42.8          $36.2
Total assets                                   $2,422.5     $1,237.4       $1,219.9     $1,181.2       $1,148.1
Long-term debt                                   $329.3       $347.1         $351.9       $363.9         $376.9
Diluted earnings per common share                 $2.44        $2.13          $1.93        $1.58          $1.34
Dividends per common share                        $1.20        $1.20          $1.18        $1.12          $1.11
Percent of payout                                  49.2%        56.2%          61.1%        70.9%          82.8%
Common equity per share                          $19.01       $16.47         $15.21       $14.38         $13.88
Return on common equity                           12.46%       12.75%         12.64%       10.90%          9.65%
Ratio of earning to fixed charges                  5.50x        3.51x          3.28x        2.70x          2.52%
Ratio of earnings to combined fixed charges
    and preferred stock dividend requirement       3.20x        3.48x          3.24x        2.67x          2.49x
----------------------------------------------------------------------------------------------------------------

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K (and certain other documents that are incorporated by reference in this 10-K) contains statements concerning Company expectations or predictions of the future that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are intended to be covered by the safe harbor provision of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are based on management's beliefs and assumptions based on information currently available. It is important to note that actual results of Company earnings could differ materially from those projected in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, the following: (I) the effects of weather and other natural phenomena; (ii) increased competition from other energy suppliers as well as alternative forms of energy; (iii) the capital intensive nature of the Company's business; (iv) economic climate and growth in the geographic areas in which the Company does business; (v) the uncertainty of gas and oil reserve estimates; (vi) the timing and extent of changes in commodity prices for natural gas, electricity, and crude oil; (vii) the nature and projected profitability of potential projects and other investments available to the Company; (viii) conditions of capital markets and equity markets; (ix) Year 2000 issues, and (x) the effects of changes in governmental policies and regulatory actions, including income taxes, environmental compliance and authorized rates. Accordingly, while the Company believes these forward- looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in Company documents, the words "anticipate," "expect," "projection," "goal" or similar words are intended to identify forward-looking statements. The Company does not have any intention or obligation to update forward-looking statements after they distribute this 10-K even if new information, future events or other circumstances have made them incorrect or misleading.

OPERATING ENVIRONMENT AND OUTLOOK

Management believes that changes in the natural gas business are inevitable and that such changes will significantly affect the manner in which natural gas and related services are marketed. In response to this trend, commencing in 1994, management conducted a strategic review of its business and of ongoing developments in the natural gas distribution and energy related industry regarding competition, regulation, and consolidation. Management concluded that the domestic natural gas business was undergoing a process of deregulation which would lead, over the next several years, to "unbundling" of services at the residential level. Management further concluded that markets for electricity and natural gas were converging and consolidating and that these trends and competition for customers would alter the structure and business practices of companies serving these markets in the future.

The Company continues to take steps to strengthen its competitive edge and position it to be a leader in the industry. The most significant of these steps was the strategic alliance with Western Resources, Inc. (Western) completed in November of this fiscal year. The Company acquired the gas business of Western and as a result became the eighth largest natural gas distributor in the country serving approximately 1.4 million customers.

In order to better position the Company competitively, management determined that it should seek both to expand its current operations and to become a provider of energy services not limited to natural gas through acquisitions or strategic alliances with companies that would enhance and expand its natural gas distribution, marketing, production, and transportation business. In a step toward this goal, ONEOK Power Marketing Company and has been authorized by the Federal Energy Regulatory Commission (FERC) for the wholesale marketing of electricity. Operations have not yet begun.

The Company continues to increase its investment in hydrocarbon reserves in its service territory in order to add value to its existing production operations. The Company focus remains on exploitation activities rather than exploratory drilling.

The Company has strengthened its financial position and anticipates growth through acquisition opportunities that will add value to all of the Company's operations, divesting itself of properties that do not fit within the long term goals of the Company, and maximizing the efficiency of its operations and assets.

OPERATING HIGHLIGHTS INCLUDE:

o REGULATED OPERATIONS - The natural gas operations acquired from Western represent a strategic fit for the Company's regulated operations as unbundling begins to unfold. Through the alliance, the Company obtained both the local gas distribution business and MCMC, an intrastate gas transportation company. MCMC is authorized to provide no-notice gas transportation, wheeling, parking, balancing, and storage services to third parties based on prevailing market prices.

         Unbundling has the potential to enhance customer choices, provide savings to consumers, increase throughput, and allow broader use of the Company's assets. In January 1998, the OCC approved rule-making for the restructuring of Oklahoma's natural gas utility industry. Under the rules, the Company is required to unbundle its upstream activities. During the third quarter, the Company filed an application in Oklahoma in compliance with the OCC's new rules governing the restructuring. The filing detailed how the Company plans to unbundle its upstream activities, including gas transportation, storage, and supply, that are required by the Company's distribution system and solicit competitive bids for those services. The filing also requested permission to lower the volume requirements for commercial and industrial customers who wish to participate in the PCL program. On July 31, 1998 the OCC issued an interim order on the Company's application that the Company believes exceeds the Commission's jurisdiction and authority and contains elements that are an "invasion of internal management discretion". The Company has filed an appeal with the Oklahoma Supreme Court.

         In Kansas, the Company has taken the first step toward unbundling its services and providing customers choice by filing a proposed tariff change reducing the minimum requirement for transportation service to 3,000 Mcf annually and to approve a revenue neutral residential basic service charge and upstream capacity charges. If approved, this will allow the KGS to expand transportation services to an additional 650 commercial and industrial customers and to restructure residential customers bills to better reflect the difference between the basic service charge for delivery and the cost of natural gas.

O NONREGULATED OPERATIONS - The Company continues to enhance the value of it non-regulated operations through strategic acquisitions. Through the Western alliance and other acquisitions, the Company has acquired additional marketing, gathering, processing, and production businesses which complement the activities of the existing operations.

         The 1998 purchase by the Company of oil and gas reserves located in Oklahoma and Kansas from OXY USA, Inc. added more than 400 wells to total production property. Net production from these wells is approximately 30 million cubic feet of gas per day and 400 barrels of oil per day.

         The acquisition of Washita Production Company, a Tulsa based independent oil and gas producer, was closed in December 1997. The transaction included 235 producing wells and significant behind pipe and development drilling opportunities with proven reserves of approximately 23 Bcfe.

         The Company sold its interest in 12 non-operated gas processing plants during fiscal 1998. The lack of ownership of the gathering systems behind these plants was the primary motivation for the sale. The Company no longer owns an interest in "fuel-and-shrink" plants, which are subject to volatile swings in profitability.

         The June 1998 acquisition of a 40 percent interest in K. Stewart Petroleum Corp. increased the opportunities for the Company to expand its oil and gas reserve base in the Anadarko Basin, one of North America's most prolific gas fields.

         The Company purchased an additional 55 percent interest in the Sycamore Gas Gathering System on May 29, 1998. The purchase gives the Company a 97 percent interest in the system and control over the gathering and processing company-owned production in that area.


CONSOLIDATED OPERATIONS
-------------------------------------------------------------------------------
(Thousands of dollars)                         1998         1997        1996
-------------------------------------------------------------------------------
FINANCIAL RESULTS
Operating revenues - regulated               $971,905     $598,390     $538,169
Operating revenues - nonregulated             863,497      563,537      686,176
-------------------------------------------------------------------------------
  Total operating revenues                  1,835,402    1,161,927    1,224,345
Operating costs                             1,530,294      959,303    1,030,827
Depreciation, depletion and amortization      101,653       74,509       72,868
-------------------------------------------------------------------------------
 Income before income taxes and interest      $203,455     $128,115     $120,650
===============================================================================

RESULTS OF OPERATIONS - The Company's regulated and nonregulated operations showed strong gains for the year as a result of the Company's acquisition strategy and operating efficiencies achieved. Acquisition of the gas business from Western added $45 million to income before interest and income taxes in the regulated operations for the last three quarters of fiscal 1998 despite a warmer than normal winter. For the year, income before interest and income taxes for the regulated operations increased $49.6 million (49.7 percent) over 1997. Decreases in operating expenses were due to operating efficiencies including reductions in labor and associated welfare costs.

The increase in the income before interest and income taxes for the nonregulated operation in fiscal 1998 was related to increased volumes for the marketing operation including access to the retail market acquired as a result of the Western transaction and the gain on the sale of certain gas processing plants.

The performance of the nonregulated operations played a major role in the increase in income before taxes in 1997. The strong performance reflects the effect of additional gas reserves acquired, operational changes and efficiencies, general market conditions and an aggressive marketing campaign by the Company's gas marketing operation.

RISK MANAGEMENT - To minimize the risk from market fluctuations in the price of natural gas and oil, the Company's nonregulated operations use commodity derivative instruments such as future contracts, swaps, and options (collectively, derivatives) to hedge existing physical gas inventory, and purchase or sale commitments. None of these derivatives are held for speculative purposes and, in general, the Company's risk management policy requires that positions taken with derivatives be offset by positions in physical transactions or other derivatives. For each year in the three year period ended August 31, 1998, derivatives were primarily used by ONEOK Gas Marketing as a method of eliminating unacceptable risks with respect to changes in the price of gas or the cost of the intervening transportation associated with certain contracts.

Kansas Gas Service Company began using derivative instruments to hedge the cost of anticipated gas purchases during the winter heating months to protect its customers from upward volatility in the market price of natural gas. The gain or loss resulting from such derivatives will be combined with the physical cost of gas and recovered from the customer through the gas purchase clause in rates.

The Company's production segment utilizes derivatives in order to hedge anticipated sales of oil and natural gas production. These anticipated transactions have been hedged with commodity swaps agreements whereby the Company is able to set the price to be received for the future production thus eliminating the risk of declining market prices between the origination date of the swap and the month of production. The Company's strategy in hedging anticipated transactions is to eliminate the variability in earnings of its production segment as a result of market fluctuations. To the extent that management does not terminate a hedge or enter into an opposing derivative, the current strategy will limit the potential gains which could result from increases in market prices above the level set by the hedge.

The Company adheres to policies and procedures which limit its exposure to market risks from open positions and monitors daily its exposure to market risk. The results of the Company's derivative trading activities continue to meet its stated objectives. For further discussion, see Item 7A - Quantitative and Qualitative Disclosures About Market Risk at page 31 and Note C of "Notes to Consolidated Financial Statements."

YEAR 2000. We are currently addressing the effect of Year 2000 (Y2K) issue on our reporting systems and operations. TheY2K issue arose because many computer systems and application software (IT applications), and plant and equipment (Embedded Technology) were constructed using an abbreviated date field which eliminates the first two digits of the year, assuming that these two digits would always be "19". On January 1, 2000 these systems may incorrectly recognize the date as January 1, 1900. Some IT applications and Embedded Technology may incorrectly process critical financial and operating information or stop processing altogether.

The Company recognized this potential problem and began rewriting and remediating its existing IT applications and Embedded Technology. The Company's mainframe software is approximately 60 percent compliant with all other systems being 80 percent compliant. The Company estimates that approximately 75 percent of Embedded Technology, which the Company deems significant to their operations, is year 2000 compliant. Remediated programs are being tested prior to being declared compliant. The estimated completion date of this program is April, 1999, provided that the Company is able to retain, or replace if required, such key personnel as necessary for the conversion of its remaining programs and applications.

The primary business risk associated with Y2K is the Company's ability to continue to transport and distribute gas to its customers without interruption. In the event the Company and/or its suppliers and vendors are unable to remediate the Y2K problem prior to January 1, 2000, operations of the Company could be significantly impacted. In order to mitigate this risk, the Company is developing a contingency plan to continue operations through manual intervention and other procedures should it become necessary to do so. Such procedures are expected to include back-up power supply for its critical pipeline and storage operations and, if necessary, curtailment of supply. The Company's significant storage capacity could be used to supplement system supply in the event its suppliers can not make deliveries. The Company expects to complete its operational contingency plan by the end of fiscal 1999.

The Company is assessing operational risks related to suppliers and vendors with whom they conduct business. Based on this assessment, the Company is in the process of contacting their suppliers and vendors, deemed to be strategic to its operations, concerning Y2K compliance. The Company plans to test such third party compliance to the extent deemed reasonable and necessary to determine compliance.

There can be no assurance that the Company's systems or the systems of other companies on which the Company relies, will be converted in a timely manner or that any such failure to convert would not have a material adverse effect on the Company.

The Company has spent approximately $1 million to prepare their systems for Y2K compliance and expects remaining costs to be comparable.

ACCOUNTING POLICIES - The regulated operations of the Company are primarily subject to accounting requirements of the OCC, KCC, and the provisions of Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation." Accordingly, the allocation of costs and revenues to accounting periods for ratemaking and regulatory purposes may differ from bases generally applied by nonregulated companies. Such allocations to meet regulatory accounting requirements are considered to be generally accepted accounting principles for regulated utilities provided that there is a demonstrable ability to recover any deferred costs in future rates. Pursuant to the provisions of SFAS No. 71, the regulated business has recognized regulatory assets of $229.5 million of which $58.6 million has been established for amounts not currently being recovered in rates pending Company filings. However, in the event regulated operations no longer meet the criteria for following SFAS No. 71 due to unbundling or other actions, a write-off of regulatory assets and stranded costs may be required.

SEGMENT OPERATIONS - The Company views its segments as operating within either a rate regulated (regulated operations) or a nonregulated environment (nonregulated operations). The nonregulated environment is further viewed as having three primary, vertically integrated segments: marketing, gathering and processing, and production.

REGULATED OPERATIONS

The regulated business unit provides natural gas distribution, transportation, gas supply, and storage services in Oklahoma and Kansas. The Company's operations in Oklahoma are conducted through Oklahoma Natural Gas Company Division, ONEOK Gas Transportation Company Division and three wholly-owned subsidiaries, ONEOK Gas Transportation, L.L.C., ONG Transmission Company, and ONG Sayre Storage Company, which together form an integrated intrastate natural gas distribution and transmission business which serves residential, commercial, and industrial customers in about 75 percent of the state of Oklahoma. These companies will be collectively referred to herein as Oklahoma Natural Gas (ONG). The Company's operations in Kansas are conducted through Kansas Gas Service Company Division (Kansas Gas Service) and Mid Continent Market Center (MCMC), a wholly owned transportation company. These companies will be collectively referred to herein as KGS. KGS's regulated gas operations are primarily engaged in distribution and intrastate gas transportation, as well as gas wheeling, parking, balancing and storage services. Kansas Gas Service serves residential, commercial, and industrial customers in about 67 percent of Kansas. Kansas Gas Service also conducts regulated gas distribution operations in northeastern Oklahoma. ONG is subject to regulatory oversight by the OCC. KGS and MCMC are subject to regulatory oversight by the KCC and/or the OCC.

Identifiable assets at August 31, 1998, included $972.6 million acquired through the alliance with Western.

-----------------------------------------------------------------------------
(Thousands of dollars)                          1998         1997        1996
-----------------------------------------------------------------------------
FINANCIAL RESULTS
Gas Sales                                   $883,089     $543,662    $487,294
Cost of Gas                                  527,738      308,057     247,299
-----------------------------------------------------------------------------
  Gross margins on gas sales                 355,351      235,605     239,995
PCL, ECT and transportation margins           81,763       41,974      41,684
Other revenues                                29,897       13,890      11,394
-----------------------------------------------------------------------------
  Net revenues                               467,011      291,469     293,073
Operating expenses                           238,607      140,328     145,299
Depreciation, depletion and amortization      79,032       51,375      50,805
-----------------------------------------------------------------------------
 Income before income taxes and interest    $149,372      $99,766     $96,969
=============================================================================



-----------------------------------------------------------
                                    1998      1997     1996
-----------------------------------------------------------
Gross Margin per Mcf
OKLAHOMA

  Residential                      $2.99     $2.94    $3.09
  Commercial                       $2.40     $2.19    $2.28
  Industrial                       $1.13     $0.95    $0.85
  Pipeline capacity leases         $0.24     $0.19    $0.20
KANSAS
  Residential                      $2.24         -        -
  Commercial                       $1.75         -        -
  Industrial                       $1.92         -        -
  End-use customer                     -         -
    transportation                 $0.56
===========================================================


----------------------------------------------------------------
                                   1998        1997         1996
----------------------------------------------------------------
Number of customers
  Oklahoma                      739,684     733,621      729,467
  Kansas                        652,330           -            -
----------------------------------------------------------------
    Total                     1,392,014     733,621      729,467
================================================================
Capital expenditures (thousands)
  Oklahoma                      $67,792     $67,747      $42,900
  Kansas                         46,032           -            -
----------------------------------------------------------------
    Total                      $113,824     $67,747      $42,900
================================================================
Identifiable assets (millions)   $1,932      $1,026       $1,019
================================================================
Customers per employee
  Oklahoma                          475         477          403
  Kansas                            489           -            -
----------------------------------------------------------------


Operational Highlights - The Company dominates the core energy service markets with over a 90 percent market share for water heating, cooking, and home heating. Annual cost comparisons with electricity for these same services in Oklahoma and Kansas indicate that gas costs were at least 50 percent less, the largest difference being in home heating at 70 percent less. On a gas to gas comparison, the Company's rates in Oklahoma and Kansas were lower than the regional and national averages for residential, firm industrial, and interruptible service.

Highlights of significant operating changes over the past three years include:

o Addition of approximately 660,000 new distribution customers and 1,400 employees in KGS acquisition.

o Signed contract and began transporting gas to four natural gas-fired electric generating plants owned by Public Service Company of Oklahoma under PCL agreements. Construction on facilities to serve the plants was completed early in fiscal 1998.

o Strengthened cost controls throughout the organization. Total employees in Oklahoma dropped by approximately 9.63 percent during the 1998 fiscal year. This was accomplished through attrition and without compromising customer safety or service. Operating expense per customer decreased 4.5 percent.

o Injection capabilities were increased by 70 percent in one Oklahoma storage field while withdrawal capabilities were increased by over 80 percent. In another Oklahoma storage field, work will be completed by December, 1998 which will increase the injection capabilities by 50 percent and double the withdrawal capabilities.

o A $10 million project to increase the capacity of a storage field in Kansas is scheduled for completion in 2000. Total storage capacity in Kansas will increase by almost 40 percent.

REGULATORY INITIATIVES - The KCC has approved a pilot program designed to moderate the cost its customers pay for natural gas in cold weather months. Under the program, Kansas Gas Service will use hedges to cap the price of its anticipated winter heating season gas purchases in order to protect customers from the upward volatility during the winter heating months.

The KCC has approved a pilot program in Kansas that would offer residential customers the option of paying a fixed monthly bill. The program will allow a qualified residential customer the option of paying an amount based on the projected average annual usage rather than actual usage. The program will initially be offered to 100,000 customers.
A similar program is already in effect for customers in Oklahoma.

In a first step toward unbundling in Kansas, a proposed tariff change was filed which would reduce the minimum requirement for transportation service to 3,000 Mcf annually and approve a revenue neutral residential basic service charge and upstream capacity charges. If approved, this will allow KGS to extend transportation services to an additional 650 commercial and industrial customers and restructure residential customer bills to better reflect the differences between the basic service charge for delivery and the cost of natural gas.

During fiscal 1998, ONG filed an application in Oklahoma in compliance with the Oklahoma Corporation Commission's (OCC) new rules governing the restructuring of the state's natural gas industry. Since then, the Company and the OCC have reached an impasse. The ultimate outcome of these proceedings and their impact, if any, on future earnings and cash flow can not be predicted at this time.

CAPITAL EXPENDITURES - The Company's capital expenditure program includes expenditures for extending service to new areas, increasing system capabilities, and general replacements and betterments. It is the Company's practice to maintain and periodically upgrade facilities to assure safe, reliable, and efficient operations. The 1998 capital expenditure program included $19 million for new business development including $5.3 to provide service to Public Service Company of Oklahoma's (PSO) gas-fired electric generation plants and $12 million to improve injection capabilities and peak storage deliverability. The 1997 capital expenditure program included $49 million for new business development including $13.4 to provide service to PSO's four power plants and $7 million to improve compression and peak storage deliverability. The 1996 capital expenditure program included $10 million for new business development and $2 million to improve peak storage deliverability.

OPERATING RESULTS - Net revenues and operating expenses increased over the same period one year ago, primarily due to inclusion of KGS's operations since December 1, 1997. On a pro forma basis, assuming the Western acquisition had occurred at the beginning of fiscal 1997, net revenues and operating expenses would have been $514.3 million and $279.7 million, respectively, for fiscal 1998 as compared to $644.7 million and $297.3 million respectively, for fiscal 1997. The decrease in pro forma net revenues in the current year reflects the fact that KGS's rates are not weather normalized as are ONG's and, accordingly, were negatively impacted by warmer than normal weather. Pro forma operating expenses have declined in the current year reflecting ongoing efforts to improve operating efficiencies while increasing total customers served. Personnel costs, including pensions and postretirement costs, on a pro forma basis, decreased from the prior year partially due to a reduced personnel complement achieved solely through attrition. Other cost reductions related to occupancy costs and reduced levels of contract labor.

In 1997 lower gross margins on gas sales result primarily from lower usage by customers whose gas sales and degree days are not normalized, increased cost of gas used in operations, and unrecovered gas costs. Actual degree days in 1997 were 3,566 as compared to 3,617 in 1996. Degree days is an industry measure of temperature variations from an established normal temperature of 65 degrees; a higher number of degree days reflects colder weather on the average. Operating expenses decreased in 1997 as compared to 1996 primarily due to reductions in labor and associated employee welfare costs.

-------------------------------------------------------------------
                                      1998          1997       1996
-------------------------------------------------------------------
Volumes (MMcf)
Gas sales
    Residential                    103,700        58,241     55,801
    Commercial                      42,452        29,408     28,548
    Industrial                       7,262        11,384     15,145
PCL and ECT                        226,058       173,134    158,527
-------------------------------------------------------------------
  Total gas sales, PCL and ECT     379,472       272,167    258,021
===================================================================

The statistics presented for the 1998 fiscal year include volumes attributable to Kansas Gas Service since December 1, 1997.

NONREGULATED OPERATIONS

The Company's nonregulated operations are involved in the marketing, gathering and processing, and production of natural gas and natural gas liquids. The gas marketing subsidiary has directed its activities toward wholesale and retail sales in the mid-continent region of the United States. The Company's interests in gas liquids extraction plants and producing properties are concentrated principally in Oklahoma, Kansas, and New Mexico. The production subsidiary has concentrated on production in existing fields. The Company also operates its headquarters office building and a parking garage.

-----------------------------------------------------------------------------------
(Thousands of dollars)                         1998             1997           1996
-----------------------------------------------------------------------------------
FINANCIAL RESULTS
COMBINED NONREGULATED OPERATIONS
Gas Sales                                  $774,455         $484,674       $612,595
Cost of Gas                                 758,688          470,878        596,491
-----------------------------------------------------------------------------------
  Gross margins on gas sales                 15,767           13,796         16,104
Gas and oil production                       42,315           38,159         25,181
Gas processing (net)                         22,846           25,326         20,902
Other                                        49,090            9,534         16,560
-----------------------------------------------------------------------------------
  Net revenues                              130,018           86,815         78,747
Operating expenses                           53,314           35,332         33,002
Depreciation, depletion and amortization     22,621           23,134         22,064
-----------------------------------------------------------------------------------
 Income before income taxes and interest    $54,083          $28,349        $23,681
===================================================================================


-------------------------------------------------------------------
                                   1998          1997          1996
-------------------------------------------------------------------
Natural gas volumes (MMcf)
  Marketing                     334,364       205,204       309,965
  Natural gas production         16,818        14,565         9,406
  Residue gas                     5,771         6,109         6,883
-------------------------------------------------------------------
Total natural gas volumes       356,953       225,878       326,254
-------------------------------------------------------------------
Less intersegment sales
  Marketing                      13,392         9,384         7,822
  Natural gas production          5,306         6,652         3,978
  Residue gas                     5,771         6,109         6,880
-------------------------------------------------------------------
Total intersegment sales         24,469        22,145        18,680
-------------------------------------------------------------------
Net natural gas volumes         332,484       203,733       307,574
===================================================================

MARKETING

OPERATIONAL HIGHLIGHTS - The Company's marketing operation purchases and markets natural gas, primarily in the mid-continent area of the United States. The Company continues to focus on daily trading rather than on low margin baseload trading. The alliance with Western has significantly increased gas sales volumes by adding a retail customer base. In 1997, the Company was the successful bidder to serve four gas-fired electric generating plants owned by Public Service Company of Oklahoma.


--------------------------------------------------------
(Thousands of dollars)      1998       1997      1996
--------------------------------------------------------
Natural gas sales           $774,455  $484,674  $612,595
Cost of Gas                  758,688   470,878   596,491
--------------------------------------------------------
  Gross margins on gas sales  15,767    13,796    16,104
Other                          4,159   (1,475)     1,221
--------------------------------------------------------
  Operating revenues          19,926    12,321    17,325
Operating costs, net           7,024     3,991     3,931
Depreciation, depletion
    and amortization             561       482       484
--------------------------------------------------------
 Income before income taxes and
    interest                 $12,341    $7,848   $12,910
========================================================


----------------------------------------------------------------------------
                                             1998           1997        1996
----------------------------------------------------------------------------
  OPERATING INFORMATION
Natural gas volumes (MMcf)                334,364        205,204     309,965
Capital expenditures (thousands)               $0           $373        $370
Identifiable assets (thousands)          $123,936        $63,828     $71,186
============================================================================


Price Risk Management - In order to mitigate the financial risks arising from fluctuations in both the market price and transportation costs of natural gas, the Company routinely enters into natural gas futures contracts, swaps, and options as a method of protecting its margins on the underlying physical transactions. However, net open positions in terms of price, volume, and specified delivery point do occur. For further discussion, see Item 7A - Quantitative and Qualitative Disclosures About Market Risk.

OPERATING RESULTS - The increase in gross margins is primarily attributable to increased throughput; however, this was offset by lower gross margins per Mcf. Lack of extreme weather changes across the country during this year's winter resulted in less volatility in prices and less opportunity to take advantage of the volatility. Increased sales volumes are due to additional customers acquired in the alliance with Western and the addition of service to the four gas-fired electric generating plants owned by Public Service Company of Oklahoma. The increase in operating costs is due to the additional expenses related to retail marketing.

The Company's focus on daily trading and away from baseload trading had a significant impact on the operating results of the marketing segment in 1997. Overall gross margins per Mcf increased in 1997 over the prior year despite a decrease in both volumes sold and total gross margins. The decrease in volumes is indicative of management's decision to forgo baseload business in order to further develop its daily trading practice. Margins in the daily trading were favorably affected by weather related demand. The decrease in other operating revenue in 1997 over 1996 is the result of a non-recurring charge.

GATHERING AND PROCESSING

OPERATIONAL HIGHLIGHTS - The Company's processing operation owns and operates two gas processing plants and related gathering systems and has nonoperating interests in two gas processing plants. The gas processing operations include the extraction of natural gas liquids (NGL's) and the separation ("fractionation") of mixed NGLs into component products (e.g., ethane/propane mix, propane, iso and normal butane, and natural gasoline). The component products are used for petrochemical feedstock, residential heating and cooking in rural areas, and blending into motor fuels. The industry as a whole operates substantial numbers of such plants, many owned by large integrated oil and gas companies and independents.

The Company's gathering operation supplies gas gathering and compression services to producers. The purchase of an additional 55 percent interest in the Sycamore Gas Gathering System effective June 1, 1998, gives the Company control over the company-owned production in that area. The Company's sale of its interest in eleven gas processing plants in the second quarter and one gas processing plant in the third quarter of 1998 eliminated the Company's interest in "fuel-and-shrink" plants, which are subject to volatile swings in profitability. Through the Western alliance in fiscal 1998, the Company acquired the Minneola Gas Processing Plant located in Kansas and an additional 34 percent interest in the Indian Basin Plant. An eight percent interest in the Indian Basin had been acquired in fiscal 1997.


--------------------------------------------------------------------------
(Thousands of dollars)             1998            1997               1996
--------------------------------------------------------------------------
Gas processing (net)            $21,646         $23,107            $18,423
Gathering                           363               -                  -
Other                            19,187             (65)               261
--------------------------------------------------------------------------
  Operating revenues             41,196          23,042             18,684
Operating costs, net              7,988           7,770              7,641
Depreciation, depletion
    and amortization              2,249           2,393              2,063
--------------------------------------------------------------------------
 Income before income taxes and
     interest                   $30,959         $12,879             $8,980
==========================================================================


--------------------------------------------------------------------------
                                    1998               1997           1996
--------------------------------------------------------------------------
  OPERATING INFORMATION
Residue gas (MMcf)                   5,771            6,109          6,883
Natural gas liquids (MGal)         197,342          200,143        195,979
Average NGL's price (MGal)          $0.302           $0.365         $0.297
Fuel & Shrink price (MMbtu)          $2.56            $2.07          $1.82
Capital expenditures (thousan      $18,379          $10,563         $5,183
Identifiable assets (thousand)     $63,214          $36,049        $26,870
==========================================================================


Capital Expenditures - The Company purchased an additional 55 percent interest in the Sycamore Gas Gathering System in 1998 giving the Company a 97 percent interest in the system and control over the company-owned production in that area. The remaining $10.3 million in capital expenditures relates to the purchase of additional gas plant interests and $3.8 million in capital required to sustain operations. Fiscal 1997 expenditures included $9 million incurred to purchase an interest in the Indian Basin Plant as well as sustain and improve operations. The remaining expenditures and those in 1996 generally relate to sustaining capital improvements.

OPERATING RESULTS - The Company's sale of its interest in 12 gas processing plants in 1998 resulted in a decrease in volumes over the same period one year ago. This was partially offset as a result of the additional interest in the Indian Basin Plant and the addition of the Minneola Plant. Average NGL price per gallon decreased for the year over one year ago as prices continue to experience a downward correction from the abnormally high prices prevalent throughout much of fiscal 1997 and coincide with a decline in crude oil prices. Other revenue includes the gain on the sale of the "fuel and shrink" plants.

Volumes of natural gas liquids sold increased and higher product prices resulted in an increase in natural gas liquids revenues for 1997. Volumes declined in 1996 due to some periods of ethane rejection but natural gas liquids were strengthened by increased prices.

PRODUCTION

OPERATIONAL HIGHLIGHTS - The Company's strategy is to concentrate ownership of hydrocarbon reserves in its service territory in order to add value not only to its existing production operations but also to the related gathering and processing, marketing, transportation, and storage businesses. Accordingly, the Company focuses on exploitation activities rather than exploratory drilling. As a result of recent acquisitions, the number of wells the Company operates has increased. In its role as operator, the Company controls operating decisions which impact production volumes and lifting costs.


-----------------------------------------------------------
(Thousands of dollars)             1998      1997      1996
-----------------------------------------------------------
Natural gas sales               $37,123   $31,496   $17,465
Oil sales                         5,192     6,663     7,716
Liquids and residue               1,200     2,219     2,478
Other                               940       699     5,675
-----------------------------------------------------------
  Operating revenues             44,455    41,077    33,334
Operating costs, net             14,671    12,468    11,341
Depreciation, depletion
    and amortization             18,872    19,899    19,161
-----------------------------------------------------------
 Income before income taxes and
    interest                    $10,912   $ 8,710   $ 2,832
===========================================================


----------------------------------------------------------------------------------
                                                    1998         1997         1996
----------------------------------------------------------------------------------
Proved reserves
  Gas (MMcf)                                     178,047       83,293       74,068
  Oil (MBbls)                                      3,272        2,014        2,010
----------------------------------------------------------------------------------
Production
  Gas (MMcf)                                      16,818       14,565        9,406
  Oil (MBbls)                                        330          336          435
----------------------------------------------------------------------------------
Average price
  Gas (Mcf)                                        $2.21        $2.16        $1.86
  Oil (Bbls)                                      $15.70       $19.84       $17.73
----------------------------------------------------------------------------------
Capital expenditures (thousands)                $167,669      $32,911      $46,733
Identifiable assets (thousands)                 $246,102     $100,062      $73,648
==================================================================================


RISK MANAGEMENT - Since the volatility of energy prices has a significant impact on the profitability of this segment, the Company utilizes commodity derivative instruments in order to offset this risk. As of August 31, 1998, approximately 50 percent of anticipated production in 1999 has been hedged primarily with swap agreements. This compares to 25 percent of 1998 production hedged at August 31, 1997. See Item 7A
- Quantitative and Qualitative Disclosure about Market Risk.

CAPITAL EXPENDITURES - The Company purchased natural gas and oil reserves from OXY USA, Inc. in fiscal 1998. The reserves are located in Oklahoma and Kansas and include more than 400 wells. Net production is approximately 30 million cubic feet of gas per day and 400 barrels of oil per day and includes a gas sweetening plant. The purchase price was approximately $128 million before adjustments. Based on estimated reserves, this transaction will almost double the Company's oil and gas reserves.

A 40 percent equity interest in the K. Stewart Petroleum Corp., was acquired on June 2, 1998. The acquisition creates opportunities to expand ownership of oil and gas reserves in the Anadarko Basin and for the Company to achieve its strategic objective of growing its reserves base in areas where it has other energy-related operations.

The acquisition of Washita Production Company was closed in December, 1997. The acquisition of Washita, valued at approximately $20 million, was made with a combination of cash and ONEOK, Inc. common stock. The transaction includes 235 producing wells and significant behind pipe and development drilling opportunities with proven reserves of approximately 23 billion cubic feet equivalent. The wells are primarily located in the Anadarko and Arkoma Basin of Oklahoma and include some properties in the Hugoton Basin of Kansas.

During 1997, the Company purchased PSEC, Inc., an independent oil and gas company in Oklahoma. The transaction included 180 wells with proven reserves of 20 Bcf of natural gas and 167,000 barrels of oil. Included in the transaction was PSPC, Ltd., which operates and holds a 42 percent interest in the Sycamore Gas Gathering System. The purchase was financed with $9.3 million in long-term debt and 334,252 shares of ONEOK Inc. common stock.

Capital expenditures primarily related to a limited developmental drilling program were approximately $16.5 million, $6.7 million, and $3.4 million in 1998, 1997, and 1996, respectively.

OPERATING RESULTS - The increased gas production is primarily related to the additional proved reserves acquired as a result of the OXY, PSEC and Washita Production Company property acquisitions. Production from these properties more than offset the natural decline in production from other fields. The increase in operating costs in 1998 as compared to one year ago is indicative of the increase in the total number of fields owned by the Company.

The increase in gas production volumes in 1997 over 1996 was attributable to the effects of gas reserves acquired in the latter part of fiscal 1996 and operational changes and efficiencies. The increase in the average price of gas and oil in 1997 was attributable to general market conditions. The Company recognized an $8.6 million impairment loss in fiscal 1996 upon the adoption of Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

LIQUIDITY AND CAPITAL RESOURCES

In August 1998, the Company registered a shelf filing for $400 million in debt securities. The filing allows the Company to sell the debt securities over a two year period as needed. These funds will be used in the future to retire short-term debt and for other general corporate purposes.

CASH FLOW ANALYSIS

Cash provided by operating activities remains strong and continues as the primary source for meeting cash requirements. However, due to seasonal fluctuations and additional capital requirements, the Company periodically accesses funds through short-term credit agreements and, if necessary, through long-term borrowing. The Company believes that internally generated funds and existing credit agreements will be sufficient to meet its debt service, dividend payment, and capital expenditure requirements, excluding significant capital acquisitions. The following discussion of cash flows should be read in conjunction with the Company's "Consolidated Statement of Cash Flows" and the supplemental cash flow information included in Note M of "Notes to Consolidated Financial Statements."

OPERATING CASH FLOWS

Operating cash flows for the year ended August 31, 1998, increased substantially as compared to the same period in 1997. This increase is due to the liquidation of the abnormally high net working capital acquired in the Western acquisition, increased operating income and favorable changes in assets and liabilities, including recovery of purchased gas costs.

Operating cash flows for 1997 as compared to 1996 are higher as a result of higher earnings and lower net invested working capital. The lower net invested working capital is primarily due to lower levels of gas in storage and recovery of purchased gas costs.


--------------------------------------------------------------------------
FOR THE YEARS ENDED AUGUST 31,               1998      1997       1996
(THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------
Cash provided by operating activitis        $346,526   $152,051   $105,050
--------------------------------------------------------------------------



INVESTING CASH FLOWS


-------------------------------------------------------------------------
FOR THE YEARS ENDED AUGUST 31,              1998       1997       1996
(THOUSANDS OF DOLLARS)
-------------------------------------------------------------------------
Cash used in investing activities          $299,714    $88,832    $71,985
-------------------------------------------------------------------------

[CHART]

Capital Expenditures - Capital expenditures totaled $306 million in 1998. Acquisition of production and processing assets totaled approximately $164 million, $34 million, and $43 million for 1998, 1997, and 1996, respectively. Capital expenditures for 1999 are estimated to be $268 million.


ASSET SALES - Approximately $30 million of proceeds was received in fiscal 1998 from the sale of gas processing assets. Approximately $18 million of proceeds was received in 1996 resulting from the sale of production assets.

FINANCING CASH FLOW


------------------------------------------------------------------------
FOR THE YEARS ENDED AUGUST 31,              1998      1997       1996
(THOUSANDS OF DOLLARS)
------------------------------------------------------------------------
Cash used in financing activities          $61,103    $49,440    $44,966
------------------------------------------------------------------------



SHORT-TERM DEBT - At August 31, 1998, $212 million of short-term debt was outstanding. A short-term unsecured credit agreement with several banks provides aggregate borrowing of up to $200 million for general corporate purposes. The Company also has additional credit facilities available through a master note with Bank of America. The maximum amount of short-term debt authorized by the Board of Directors is $225 million. Fluctuation in the amount of cash used in financing activities in each of the years presented is primarily a factor for short-term borrowing and the significant increase in preferred stock dividend requirements..

LONG-TERM DEBT - As of August 31, 1998, the Company could have issued $874 million of additional long-term debt under the most restrictive provisions contained in its various borrowing agreements. At August 31, 1998, the equity component was 68 percent as compared to 54 percent a year ago. On December 1, 1997, Moody's Investors Service announced that it had upgraded the Company's debt rating from A3 to A2 due to the benefits expected from the acquisition of the gas business, including strengthened market and financial positions. The debt rating by Standard and Poor's Corporation was upgraded from A- to A. Long-term debt in the amount of $9.3 million was issued in 1997 as partial payment for PSEC, Inc. and affiliates.

STOCK AND DIVIDENDS - The Company had approximately 32 million shares of common stock outstanding at August 31, 1998. The Common stock dividends were $1.20, $1.20, and $1.18 per share in 1998, 1997, and 1996, respectively. Convertible preferred stock dividends were $1.80 and $1.50 per share in 1998 for Series A and Series B, respectively. Preferred stock dividends were, $1.78, and $2.38 per share in 1997 and 1996, respectively. Through the Company's Stock Purchase and Dividend Reinvestment Program $4.1 million and $5.5 million of dividends were reinvested into common stock in 1998 and 1997, respectively.

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

OTHER

ENVIRONMENTAL - In connection with the Western transaction, the Company acquired 12 manufactured gas sites located in Kansas which may contain coal tar and other potentially harmful materials that are classified as hazardous material. Hazardous materials are subject to control or remediation under various environmental laws and regulations. A consent agreement with the Kansas Department of Health and Environment (KDHE) presently governs all future work at these sites. The terms of the consent agreement allow the company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. The prioritized sites will be investigated over a ten year period. At August 31, 1998, the costs of the investigations and risk analysis have been minimal. Limited information is available about the sites and no testing has been preformed. Management's best estimate of the cost of remediation ranges from $100 thousand to $10 million per site based on a limited comparison of costs incurred to remediate comparable sites. These estimates do not give effect to potential insurance recoveries, recoveries through rates or from third parties. The KCC has permitted others to recover their remediation costs through rates. It should be noted that additional information and testing could result in costs significantly below or in excess of the amounts estimated above. To the extent that such remediation costs are not recovered, the costs could be material to the Company's results of operations and cash flows depending on the degree of remediation required and number of years over which the remediation must be completed.

NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It does not, however, specify when to recognize or how to measure items that make up comprehensive income. SFAS 130 was issued to address the concerns over the practice of reporting elements of comprehensive income directly in equity. SFAS 130 is effective for annual periods beginning after December 15, 1997.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS
131). SFAS 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise but retains the requirement to report information about major customers. SFAS 131 replaces the "industry segment" concept of Statement 14 with a "management approach" concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. Consequently, the segments are evident from the structure of the enterprise's internal organization. It focuses on financial information that an enterprise's decision makers use to make decisions about the enterprise's operating matters. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997, and is not anticipated to have a significant impact on the Company's segment reporting.

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS 132), which is required to be implemented for fiscal years beginning after December 15, 1997. SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans.

Statement of Financial Accounting Standards No. 133, Accounting for Derivatives Instruments and Hedging Activities (SFAS 133), was issued by the FASB in June 1998. Statement 133 standardizes the accounting for derivatives instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedge exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. The Company must adopt Statement 133 by September 1, 1999; however, early adoption is permitted.

ITEM  7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT - The Company, substantially through its nonregulated segments, is exposed to market risk in the normal course of its business operations to the impact of market fluctuations in the price of natural gas and oil. Market risk refers to the risk of loss in cash flows and future earnings arising from adverse changes in commodity energy prices. The Company's primary exposure arises from fixed price purchase or sale agreements which extend for periods of up to 48 months, gas in storage inventories utilized by the gas marketing operation, and anticipated sales of oil and gas production. To a lessor extent, the Company is exposed to risk of changing prices or the cost of intervening transportation resulting from purchasing gas at one location and selling it at another (hereinafter referred to as basis risk). To minimize the risk from market fluctuations in the price of natural gas and oil, the Company uses commodity derivative instruments such as future contracts, swaps and options to hedge existing or anticipated purchase and sale agreements, existing physical gas in storage, and basis risk (See Note G to the Consolidated Financial Statements.). None of these derivatives are held for speculative purposes. The Company adheres to policies and procedures which limit its exposure to market risk from open positions and monitors its exposure to market risk. The results of the Company's derivative hedging activities continue to meet its stated objective.

All of the Company's long-term debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates. Such debt is not traded in the open market and, accordingly, changes in its fair value due to changes in interest rates will have no impact on future earnings or cash flows.

Kansas Gas Service began using derivative instruments to hedge the cost of anticipated gas purchases during the winter heating months to protect its customers from upward volatility in the market price of natural gas. The gain or loss resulting from such derivatives will be combined with the physical cost of gas and recovered from the customer through the gas purchase clause in rates. The Company has no market risk associated with such activities and, accordingly, these derivatives have been omitted from the value-at-risk disclosures below.

VALUE-AT-RISK DISCLOSURE OF MARKET RISK- The estimation of potential losses that could arise from changes in market conditions is typically accomplished through the use of statistical models that seek to predict risk of loss based on historical price and volatility patterns. The value-at-risk (VAR) measurement used by the Company is based on J.P. Morgan's RiskMetricsTM model, which measures recent volatility and correlation in the price of natural gas and oil, pulls through current price levels and net deltas, and applies estimates made by management regarding the time required to liquidate positions and the degree of confidence placed in the accuracy of the volatility and correlation estimates . The Company's VAR calculation presents a comprehensive market risk disclosure by combining its commodity derivative portfolio used to hedge price and basis risk together with the current portfolio of firm physical purchase and sale contracts and nonregulated gas-in-storage inventory. At August 31, 1998, the Company's estimated potential one-day favorable or unfavorable impact on future earnings, as measured by the VAR, using a 95 percent confidence level, diversified correlation and assuming three days to liquidate positions is immaterial.

The Company's calculated VAR exposure represents an estimate of potential losses that would be recognized for its portfolio of derivative financial instruments and firm physical contracts and nonregulated gas-in-storage assuming hypothetical movements in future market rates and are not necessarily indicative of actual results that may occur. It does not represent the maximum possible loss nor any expected loss that may occur, because actual future gains and losses will differ from those estimated, based on actual fluctuations in the market rates, operating exposures, and the timing thereof, and changes in the Company's portfolio of derivative financial instruments and firm physical contracts.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                  MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

The management of ONEOK, Inc. is responsible for all information included in the Annual Report whether audited or unaudited. The financial statements have been prepared in accordance with generally accepted accounting principles, applied in a consistent manner, and necessarily included some amounts that are based on the best estimates and judgements of management.

Management maintains a system of internal accounting policies, procedures, and controls designed to provide reasonable assurance that assets are safeguarded against loss or unauthorized use and that the financial records are reliable for preparing financial statements. ONEOK, Inc. maintains an internal auditing staff responsible for evaluating the adequacy and application of financial and operating controls and for testing compliance with management's policies and procedures.

The accompanying consolidated financial statements of ONEOK, Inc. and subsidiaries as of August 31, 1998 and 1997, and for each of the years in the three-year period ended August 31, 1998, have been audited by KPMG Peat Marwick LLP, independent certified public accountants. Their audits include reviews of the system of internal controls to the extent considered necessary to determine the audit procedures required to support their opinion on the consolidated financial statements. The Independent Auditors' Report appears herein.

The Board of Directors performs its oversight role for reviewing the accounting and auditing procedures and financial reporting of ONEOK, Inc. through its Audit Committee. Both KPMG Peat Marwick LLP and the Company's internal auditors have free access to the Committee, without the presence of management, to discuss accounting, auditing, and financial reporting matters.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
ONEOK, Inc.:

We have audited the accompanying consolidated balance sheets of ONEOK, Inc. and subsidiaries as of August 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended August 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ONEOK, Inc. and subsidiaries as of August 31, 1998 and 1997, and the results of their operations and cash flows for each of the years in the three-year period ended August 31, 1998, in conformity with generally accepted accounting principles.






                                                  KPMG Peat Marwick LLP


Tulsa, Oklahoma
September 18, 1998

ONEOK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

------------------------------------------------------------------------------------------------------
                                                             1998             1997             1996
------------------------------------------------------------------------------------------------------
(Thousands of Dollars, except per share amounts)
Operating Revenues
  Regulated                                                  $971,905        $598,390         $538,169
  Nonregulated
    Marketing                                                 746,800         459,574          598,300
    Processing                                                 79,097          71,617           58,395
    Production                                                 31,874          27,185           25,479
    Other                                                       5,726           5,161            4,002
------------------------------------------------------------------------------------------------------
    Total Nonregulated                                        863,497         563,537          686,176
------------------------------------------------------------------------------------------------------
      Total Operating Revenues                              1,835,402       1,161,927        1,224,345
------------------------------------------------------------------------------------------------------
Operating Expenses
  Cost of gas                                               1,220,009         725,960          807,694
  Operations and maintenance                                  277,068         210,852          201,644
  Depreciation, depletion, and amortization                   101,653          74,509           72,868
  General taxes                                                33,217          22,491           21,489
  Income taxes                                                 66,585          34,839           33,037
------------------------------------------------------------------------------------------------------
      Total Operating Expenses                              1,698,532       1,068,651        1,136,732
------------------------------------------------------------------------------------------------------
      Income before Interest                                  136,870          93,276           87,613
------------------------------------------------------------------------------------------------------
Interest
  Interest on long-term debt                                   30,846          31,354           31,748
  Other interest                                                3,723           2,136            2,499
  Amortization of debt expense                                    506             518              530
------------------------------------------------------------------------------------------------------
     Net Interest                                              35,075          34,008           34,777
------------------------------------------------------------------------------------------------------
Net Income                                                    101,795          59,268           52,836
Preferred Stock Dividends                                      26,979             285              428
------------------------------------------------------------------------------------------------------
     Income Available for Common Stock                        $74,816         $58,983          $52,408
======================================================================================================
Earnings Per Share of Common Stock -  Basic                     $2.44           $2.13            $1.93
======================================================================================================
Earnings Per Share of Common Stock - Diluted                    $2.23           $2.13            $1.93
======================================================================================================



See accompanying notes to consolidated financial statements.

ONEOK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------
August 31,                                                                              1998                1997
-------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Assets
Property, Plant, and Equipment
    Distribution system                                                              $1,527,754            $794,208
    Transmission system                                                                 577,927             310,231
    Gas storage                                                                          69,059              55,157
    Oil and gas production                                                              327,970             166,337
    Gas processing                                                                       74,451              86,075
    Other                                                                                24,769              17,485
-------------------------------------------------------------------------------------------------------------------
       Total Property, Plant and Equipment                                            2,601,930          $1,429,493
   Accumulated depreciation, depletion, and amortization                                915,769             586,156
-------------------------------------------------------------------------------------------------------------------
     Net Property                                                                     1,686,161             843,337
-------------------------------------------------------------------------------------------------------------------
Current Assets:
   Cash and cash equivalents                                                                 86              14,377
   Trade accounts and notes receivable                                                  177,649             100,937
   Materials and supplies                                                                10,046               4,303
   Gas in storage                                                                       128,334              74,027
   Advance payments for gas                                                               3,619               3,700
   Deferred income taxes                                                                 10,094                   -
   Purchased gas cost adjustment                                                              -               1,138
   Other current assets                                                                   8,245               8,795
-------------------------------------------------------------------------------------------------------------------
     Total Current Assets                                                               338,073             207,277
-------------------------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets:
   Investments                                                                           10,505                 324
   Regulatory assets, net                                                               229,543             144,712
   Goodwill                                                                              77,422               4,756
   Other                                                                                 80,783              37,001
-------------------------------------------------------------------------------------------------------------------
      Total Deferred Charges and Other Assets                                           398,253             186,793
-------------------------------------------------------------------------------------------------------------------
     Total Assets                                                                    $2,422,487          $1,237,407
===================================================================================================================


See accompanying notes to consolidated financial statements.

ONEOK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------
August 31,                                                                              1998              1997
-----------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Liabilities and Shareholders' Equity
Common Shareholder's Equity:
   Common stock with $0.01 par value: authorized 100,000,000 shares;
     issued and outstanding 31,576,287 shares at August 31, 1998
     and 28,079,783 shares at August 31, 1997                                        $      316        $      281
   Premium on common stock                                                              329,425           229,522
   Retained earnings                                                                    270,808           232,823
-----------------------------------------------------------------------------------------------------------------
     Total Common Shareholders' Equity                                                  600,549           462,626
Convertible preferred stock: $0.01 par value, Series A, authorized 100,000,000
     shares; issued and outstanding 19,946,448 shares at August 31, 1998                    199                 -
Convertible preferred stock: $0.01 par value; Series B, authorized 30,000,000
     shares; issued and outstanding 83,826 shares at August 31, 1998                          1                 -
Premium on preferred stock                                                              568,122                 -
-----------------------------------------------------------------------------------------------------------------
     Total Shareholders' Equity                                                       1,168,871           462,626
-----------------------------------------------------------------------------------------------------------------
Long-term debt                                                                          312,355           328,214
Current Liabilities:
   Current maturities of long-term debt                                                  16,909            18,909
   Notes payable                                                                        212,000            45,000
   Accounts payable                                                                     136,601            80,155
   Dividends payable                                                                      9,007                 -
   Accrued taxes                                                                         16,829            12,996
   Accrued interest                                                                       7,814             7,376
   Customers' deposits                                                                   17,042             6,218
   Deferred income taxes                                                                      -               694
   Purchased gas cost adjustment                                                         12,168                 -
   Other                                                                                 32,443            17,699
-----------------------------------------------------------------------------------------------------------------
     Total Current Liabilities                                                          460,813           189,047
-----------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
   Deferred income taxes                                                                313,955           183,991
   Customers' advances for construction
       and other  deferred credits                                                      166,493            73,529
-----------------------------------------------------------------------------------------------------------------
      Total Deferred Credits                                                            480,448           257,520
-----------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
-----------------------------------------------------------------------------------------------------------------
     Total Liabilities and Shareholders' Equity                                      $2,422,487        $1,237,407
=================================================================================================================

See accompanying notes to consolidated financial statements.

ONEOK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------
August 31,                                                          1998           1997           1996
----------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Activities
  Net income                                                     $   101,795    $    59,268    $    52,836
  Depreciation, depletion, and amortization                          101,653         74,509         72,868
  Net losses of equity investees                                           -            257            173
  Deferred income taxes                                               (7,623)        (2,988)        (2,038)
  Other                                                              (17,221)             -         (5,675)
  Changes in assets and liabilities
    (Increase) decrease in accounts and notes receivable              53,400         18,401        (37,570)
    (Increase) decrease in inventories                                 1,232         13,226         (9,433)
    (Increase) decrease in other assets                               13,472        (10,096)         8,027
    Decrease in regulatory assets                                          -            384          1,431
    Increase (decrease) in accounts payable and
       accrued liabilities                                            51,957        (14,897)        33,532
    Changes in purchased gas cost adjustment                          54,257         10,539        (14,383)
    Increase (decrease) in deferred credits
      and other liabilities                                           (6,396)         3,448          5,282
----------------------------------------------------------------------------------------------------------
        Cash Provided by Operating Activities                        346,526        152,051        105,050
----------------------------------------------------------------------------------------------------------
Investing Activities
  Changes in other investments, net                                   (3,778)         1,698              -
  Acquisitions, net                                                  (24,421)             -              -
  Capital expenditures, net of salvage                              (301,515)       (90,530)       (89,582)
  Proceeds from sale of property                                      30,000              -         17,597
----------------------------------------------------------------------------------------------------------
      Cash Used in Investing Activities                             (299,714)       (88,832)       (71,985)
----------------------------------------------------------------------------------------------------------
Financing Activities
  Issuance (payment) of notes payable, net                             5,302         (5,230)        (5,052)
  Payment of debt                                                    (17,859)       (14,000)       (12,000)
  Issuance of common stock                                             6,257          7,363              -
  Dividends paid                                                     (54,803)       (28,033)       (27,914)
  Redemption of preferred stock                                            -         (9,540)             -
----------------------------------------------------------------------------------------------------------
      Cash Used in Financing Activities                              (61,103)       (49,440)       (44,966)
----------------------------------------------------------------------------------------------------------
Change in Cash and Cash Equivalents                                  (14,291)        13,779        (11,901)
Cash and Cash Equivalents at Beginning of Year                        14,377            598         12,499
----------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                         $        86    $    14,377    $       598
==========================================================================================================


See accompanying notes to consolidated financial statements.

ONEOK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY



                                                               Common Shareholders' Equity
                                              ----------------------------------------------------------------
                                                 Common      Premium on      Retained                Preferred
                                                 Stock      Common Stock     Earnings     Total        Stock
--------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Balance at September 1, 1995                     $     270    $ 201,134    $ 187,225    $ 388,629    $   9,000
  Net income                                            --           --       52,836       52,836           --
  Issuance of common stock                               2        5,678           --        5,680           --
  Preferred stock dividends -
    $2.375 per share                                    --           --         (428)        (428)          --
  Common stock dividends -
    $1.18 per share                                     --           --      (32,022)     (32,022)          --
--------------------------------------------------------------------------------------------------------------
Balance at August 31, 1996                       $     272    $ 206,812    $ 207,611    $ 414,695    $   9,000
==============================================================================================================

Balance at September 1, 1996                     $     272    $ 206,812    $ 207,611    $ 414,695    $   9,000
  Net income                                            --           --       59,268       59,268           --
  Issuance of common stock                               9       22,710           --       22,719           --
  Preferred stock dividends -
    $2.375 per share                                    --           --         (321)        (321)          --
  Redemption of Series A Preferred Stock                --           --         (540)        (540)      (9,000)
  Common stock dividends -                              --
    $1.20 per share                                                  --      (33,195)     (33,195)          --
--------------------------------------------------------------------------------------------------------------
Balance at August 31, 1997                       $     281    $ 229,522    $ 232,823    $ 462,626           --
==============================================================================================================

BALANCE AT SEPTEMBER 1, 1997                     $     281    $ 229,522    $ 232,823    $ 462,626           --
  NET INCOME                                            --           --      101,795      101,795           --
  ISSUANCE OF COMMON STOCK
     ACQUISITIONS                                       33       93,648           --       93,681           --
     STOCK PURCHASE PLANS                                2        6,255           --        6,257           --
  CONVERTIBLE PREFERRED STOCK DIVIDENDS -
    $1.80 AND $1.50 PER SHARE FOR
    FOR SERIES A AND B, RESPECTIVELY                    --           --      (26,979)     (26,979)          --
  ISSUANCE OF SERIES A AND SERIES B
       CONVERTIBLE PREFERRED STOCK                      --           --           --           --      568,322
  COMMON STOCK DIVIDENDS -
    $1.20 PER SHARE                                     --           --      (36,831)     (36,831)          --
--------------------------------------------------------------------------------------------------------------
BALANCE AT AUGUST 31, 1998                       $     316    $ 329,425    $ 270,808    $ 600,549    $ 568,322
==============================================================================================================


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - ONEOK, Inc., formerly WAI, Inc. (New ONEOK) is successor by merger of ONEOK Inc. (Old ONEOK) with and into WAI, Inc. New ONEOK acquired the gas business of Western Resources, Inc. (Western) and merged with Old ONEOK on November 26, 1997. The transaction was effective November 30, 1997, for financial reporting purposes. See Note B of Notes to Consolidated Financial Statements on page 42.

NATURE OF OPERATIONS - ONEOK, Inc. and subsidiaries (collectively, the Company) is a diversified energy company engaged in the production, gathering, storage, transportation, distribution, and marketing of environmentally clean fuels and products. The Company's business units are characterized as operating within either a rate regulated environment (regulated operations) or a nonregulated environment (nonregulated operations). The regulated business units provided natural gas distribution and transmission to approximately 80 percent of Oklahoma and 67 percent of Kansas and generated approximately 72 percent of income before interest and income taxes during 1998. The nonregulated business has segments involved in various aspects of natural gas marketing, gathering and processing, and production. The Company's other segment, whose results of operations are not material, operates and leases the Company's headquarters building and parking facility.

CONSOLIDATION - The consolidated financial statements include the accounts of ONEOK, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in twenty percent to 50 percent-owned affiliates are accounted for on the equity method. Investments in less than twenty percent owned affiliates are accounted for on the cost method.

REGULATION - The regulated operations of the Company are primarily subject to the rate regulation and accounting requirements of the Oklahoma Corporation Commission (OCC) and of the Kansas Corporation Commission (KCC). Certain other regulated activities of the Company are subject to regulation by the Federal Energy Regulatory Commission (FERC). Accordingly, the regulated operations follow the accounting and reporting guidance contained in Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." Allocation of costs and revenues to accounting periods for ratemaking and regulatory purposes may differ from bases generally applied by nonregulated companies. Such allocations to meet regulatory accounting requirements are considered to be generally accepted accounting principles for regulated utilities provided that there is a demonstrable ability to recover any deferred costs in future rates.

The OCC issued an interim order on July 31, 1998, for ONG to proceed with a competitive bidding process to obtain some of the upstream services, such as supply, transportation, and storage, necessary to serve the Oklahoma City and Tulsa markets. The order outlines how ONG is to proceed with upstream unbundling. While the Company supports the concept of unbundling, it believes the order contains elements that are an "invasion of internal management discretion" and has filed an appeal with the Oklahoma Supreme Court.

During the rate-making process, regulatory commissions may require a utility to defer recognition of certain costs to be recovered through rates over time as opposed to expensing such costs as incurred. This allows the utility to stabilize rates over time rather than passing such costs on to the customer for immediate recovery. This causes certain expenses to be deferred as a regulatory asset and amortized to expense as it is recovered through rates. Total regulatory assets resulting from this deferral process are approximately $230 million and $145 million at August 31, 1998 and 1997 respectively. See Note D of Notes to Consolidated Financial Statements on page 45.

REVENUE RECOGNITION - The Company recognizes revenue when services are rendered or product is delivered. Major industrial and commercial gas distribution customers are invoiced as of the end of each month. Certain gas distribution customers, primarily residential and some commercial, are invoiced on a cycle basis throughout the month, and the Company accrues unbilled revenues at the end of each month. Beginning in 1996, Oklahoma Natural Gas Company's (ONG's) tariff rates for residential and commercial customers contained a temperature normalization clause that provided for billing adjustments from actual volumes to normalized volumes during the winter heating season. Revenues from marketing, gathering and processing and production are recognized on the sales method. Credit is granted to these customers under customary terms.

REGULATED PROPERTY - Regulated distribution, transportation, and storage property is stated at cost. Such cost includes personnel costs, general and administrative costs, and allowance for funds used during construction. The allowance for funds used during construction represents the capitalization of estimated average cost of borrowed funds (8.6 percent, 8.6 percent, and 8.5 percent, in 1998, 1997, and 1996, respectively) used during the construction of major projects and is recorded as a credit to earnings.

Depreciation is calculated using the straight-line method based upon rates prescribed for ratemaking purposes. The average depreciation rate for OCC regulated property approximated 3.7 percent in 1998, 3.7 percent in 1997, and
3.6 percent in 1996. The average depreciation rates for KCC regulated properties in Kansas and Oklahoma were approximately 3.3 percent, and 3.7 percent, respectively, in 1998. The average depreciation rates for Mid Continent Market Center (MCMC) properties was 3.4 percent in 1998.

                         REMAINING  SERVICE
                           LIFE     (YEARS)
-------------------------------------------

Distribution property      22-25      40
Gathering property         5-33       47
Storage property           5-19       40
Transmission property      18-33      47
Other property             6-24       40
-------------------------------------------



Maintenance and repairs are charged directly to expense. Generally, the cost of property retired or sold, plus removal costs, less salvage, is charged to accumulated depreciation. Gains and losses from sales or transfers of operating units or systems are recognized in income.

PRODUCTION PROPERTY - The Company uses the successful-efforts method to account for costs incurred in the acquisition and exploration of oil and natural gas reserves. Costs to acquire mineral interests in proved reserves and to drill and equip development wells are capitalized. Geological and geophysical costs and costs to drill exploratory wells which do not find proved reserves are expensed. Unproved oil and gas properties which are individually significant are periodically assessed for impairment. The remaining unproved oil and gas properties are aggregated, and an overall impairment allowance is provided based on the Company's experience.

Depreciation and depletion are calculated using the unit-of-production method based upon periodic estimates of proven oil and gas reserves. Undeveloped properties are amortized based upon remaining lease terms and exploratory and developmental drilling experience.

OTHER PROPERTY - Gas processing plants and all other properties are stated at cost. Gas processing plants are depreciated using various rates based on estimated lives of available gas reserves. All other property and equipment is depreciated using the straight-line method over its estimated useful life.

INVENTORIES - Materials and supplies are priced at average cost. Noncurrent gas in storage is classified as property and is priced at cost. Cost of current gas in storage in Oklahoma is determined under the last-in, first-out, (lifo) and first-in, first-out (fifo) methodology by the regulated and nonregulated operations, respectively. The estimated replacement cost of current gas in storage valued under the lifo method was $73.6 million and $63.7 million at August 31, 1998 and 1997, respectively. The estimated replacement cost of current gas in storage in Kansas is $33.9 million. Cost of current gas in storage for Kansas is determined using the weighted average cost of gas method.

INCOME TAXES - Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is deferred and amortized for the OCC regulated operations and, for nonregulated operations, is recognized in income in the period that includes the enactment date. The Company continues to amortize previously deferred investment tax credits on gas distribution and transmission properties over the period prescribed by the OCC and KCC for ratemaking purposes.

COMMODITY PRICE RISK MANAGEMENT - To minimize the risk from market fluctuations in the price of natural gas and oil, the Company enters into futures transactions, swaps, and options in order to hedge certain natural gas in storage, existing physical gas purchases or sales commitments, as well as anticipated sales of natural gas production. In order to qualify as a hedge, the price movements in the underlying commodity derivatives must be sufficiently correlated with the hedged transaction. Changes in the market value of these financial instruments utilized as hedges are (1) recognized as an adjustment of the carrying value in the case of existing assets and liabilities, (2) included in the measurement of the transaction that satisfies the commitment in the case of existing commitments, and (3) included in the measurement of the subsequent transaction in the case of anticipated transactions. In cases where anticipated transactions do not occur, deferred gains and losses are recognized when such transactions were scheduled to occur. Some of these financial instruments carry off-balance sheet risks. See in Note C of Notes to Consolidated Financial Statements on page 43.

IMPAIRMENTS - The Company accounts for the impairment of long-lived assets to be recognized when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair values are based on discounted future cash flows or information provided by sales and purchases of similar assets. The Company evaluates impairment of production assets on the lowest possible level, (a field by field basis) rather than using a total company basis for its proved properties. Primarily due to downward reserve revisions for certain proven properties, the Company recognized a pre-tax impairment loss of $8.6 million in 1996, which is included in depreciation, depletion and amortization expense.

USE OF ESTIMATES - Management has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

GOODWILL - The Company amortizes goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, over a period of 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation.

EARNINGS PER COMMON SHARE - In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No, 128, Earnings Per Share. Basic earnings per share are calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are calculated based on the weighted average number of shares of common stock outstanding plus potentially dilutive securities. All prior periods have been restated to reflect this method of calculation.

ENVIRONMENTAL EXPENDITURES - The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimatable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

CASH AND CASH EQUIVALENTS - Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

COMMON STOCK OPTIONS AND AWARDS -The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" which permits, but does not require, a fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS No. 123 allows companies to continue applying the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), however, such companies are required to disclose pro forma net income and earnings per share as if the fair value based method had been applied. The Company has elected to continue to apply the provisions of APB 25 for purposes of computing compensation expense and has provided the pro forma disclosure provisions of SFAS No. 123 in Note N of Notes to Consolidated Financial Statements on page 53.

RECLASSIFICATION. Certain amounts in the 1997 consolidated financial statements have been reclassified to conform with the 1998 presentation.

(B) ACQUISITIONS

On November 26, 1997, Old ONEOK acquired from Western all of the assets of Western that were primarily used in, or primarily related to or primarily generated by, the field operations of the local natural gas distribution business of Western, and all of the outstanding capital stock of Western's directly or indirectly wholly-owned subsidiaries, Westar Gas Marketing, Inc. and MCMC, and assumed (i) all of the liabilities of Western that arose primarily out of or related primarily to or were primarily generated by gas business and (ii) approximately $161 million in aggregate principal amount of debt of Western; and Old ONEOK merged (the "Merger") with an into New ONEOK, with New ONEOK as the surviving corporation. The shares of Old ONEOK common stock were converted on a one-for-one basis into shares of stock of New ONEOK, and Western received 2,996,702 shares of the Company's Common Stock and 19,317,584 shares of the Company's Series A Convertible Preferred Stock. Such shares and additional shares purchased by Western at the closing of the transaction represented in the aggregate 9.9 percent of the outstanding Common Stock or 45 percent of the Capital Stock of the Company. A shareholder agreement, which includes standstill provisions, prevents Western from increasing its position in the Company above a common stock interest of 45 percent on a fully converted basis and maintains control of the Company in the hands of the public shareholders of the Company.

The acquisition was accounted for as a purchase and, accordingly, the operating results of the properties acquired from Western are included in the consolidated financial statements since December 1, 1997. The aggregate purchase price was approximately $824 million, including debt assumed and transaction costs. The aggregate purchase price, which was funded through the issuance of a combination of preferred and common stock, was allocated based on the estimated fair value of the net assets. The excess of the purchase price over the fair value of the net assets acquired approximated $74 million and is being amortized over 40 years.

The Company acquired Washita Production Company, a Tulsa based independent oil and gas producer, in December 1997. For financial statement purposes the transaction was accounted for as a purchase and, accordingly, the operating results of Washita are included in the consolidated financial statements since the date of acquisition. The aggregate purchase price of $20 million was made with a combination of the Company's common stock and cash.

In June 1998, the Company acquired a 40 percent equity interest in K. Stewart Petroleum Corp. increasing the Company's interest in oil and gas reserves located in the Anadarko Basin. The $6.0 million acquisition was made with a combination of the Company's common stock and cash.

The table of unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisition of the gas business from Western had occurred at the beginning of fiscal 1997. These results do not necessarily reflect the results which would have been obtained if the merger had actually occurred on the dates indicated or the results which may be expected in the future.


-------------------------------------------------------------------------
                                                        Pro Forma
(Thousands of dollars                           -------------------------
except per share amounts)                           1998        1997
-------------------------------------------------------------------------
Total operating revenues                          $2,034,640   $2,011,134
Income before interest and income taxes             $207,281     $183,202
Net income                                          $104,185      $86,310
Preferred stock dividends                            $35,955      $35,955
Income available for common stock                    $68,230      $50,355
Earnings per share of common stock - basic             $2.17        $1.64
Earnings per share of common stock - diluted           $2.03        $1.64
-------------------------------------------------------------------------



(C)      FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

FINANCIAL INSTRUMENTS - The following table presents the carrying amounts and fair values of certain of the Company's financial instruments. Fair value is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. The estimated fair value of long-term debt and notes payable has been determined using quoted market prices of same or similar issues, discounted cash flows, and/or rates currently available to the Company for debt with similar terms and remaining maturities. The fair value of natural gas and oil swaps, options, and futures contracts generally reflect the estimated amounts that the Company would pay or receive to terminate the contracts at the reporting date, thereby taking into account the unrealized gains and losses on open contracts. There is no readily available market for natural gas swaps. The items presented without a carrying value are off-balance sheet financial instruments. All of the Company's financial instruments are held for purposes other than trading.

-----------------------------------------------------------
                                                Approximate
(Thousands of Dollars)              Book Value   Fair Value
-----------------------------------------------------------
AUGUST 31, 1998
Cash and cash equivalents                  $86         $86
Accounts and notes receivable         $177,139    $177,139
Natural gas swaps                            -        $750
Natural gas options                          -      $3,486
Natural gas futures                          -      $9,971
Notes payable                         $212,000    $212,000
Long-term debt                        $329,264    $358,207
-----------------------------------------------------------
      August 31, 1997
Cash and cash equivalents              $14,377     $14,377
Accounts and notes receivable         $100,937    $100,937
Natural gas swaps                            -      $3,809
Natural gas options                          -       ($273)
Natural gas futures                          -     ($1,700)
Notes payable                         $ 45,000    $ 45,000
Long-term debt                        $347,123    $379,141
-----------------------------------------------------------


Risk Management - The Company's gas marketing, gathering and processing, and production operations subject the Company's earnings to variability based on fluctuations in both the market price and transportation costs of natural gas and oil. The Company's exposure arises from fixed price purchase or sale agreements which extend for periods of up to 48 months, certain gas storage inventories, and anticipated sales of oil and gas production. In order to mitigate the financial risks associated with such activities, the Company routinely enters into natural gas and oil futures contracts, swaps, and options, collectively referred to herein as derivatives. Net open positions in terms of price, volume, and specified delivery point do occur.

The futures contracts are purchased and sold on the New York Mercantile Exchange (NYMEX) or the Kansas City Board of Trade (KCBOT) and require the Company to buy or sell natural gas at a fixed price. Swap agreements generally require one party to make payments based on the difference between a fixed price or fixed differential from the NYMEX or KCBOT price while the other party pays a price based on a published index. Swaps and options allow the Company to commit to purchase gas at one location and sell it at another location without assuming unacceptable risk with respect to changes in the price of gas or the cost of the intervening transportation. Natural gas options held to hedge price risk provide the right, but not the requirement, to buy or sell natural gas at a fixed price. The Company utilizes options to limit overall price risk exposure. None of these derivatives are held for speculative purposes and, in general, the Company's risk management policy requires that positions taken with derivatives be offset by positions in physical transactions or other derivatives.

------------------------------------------------------------
(VOLUMES IN MMcF,                            ESTIMATED FAIR
 THOUSANDS OF DOLLARS)  VOLUMES    VOLUMES    MARKET VALUE
AUGUST 31, 1998        PURCHASED    SOLD    GAIN (LOSS) (A)
------------------------------------------------------------
OPTIONS                     4,543      2,536          $3,486
SWAPS                      49,281     44,715            $750
FUTURES                     5,375     35,492          $9,971
------------------------------------------------------------
August 31, 1997
------------------------------------------------------------
Options                     2,000     11,960         ($  273)
Swaps                      72,414     62,908          $3,809
Futures                    30,420     32,010         ($1,700)
------------------------------------------------------------


The notional value of futures contracts purchased and sold is $7.6 million and $82.5 million, respectively, at August 31, 1998. The term "notional amount" refers to the current contract unit price times the contract volume for the relevant derivative. In general, such amounts are not indicative of the cash requirements associated with these derivatives. The notional amount is intended to be indicative of the Company's level of activity in such derivatives, although the amounts at risk are significantly smaller because, in general, changes in market value of these derivatives are offset by changes in the value associated with the underlying physical transaction or other derivatives.

(A) represents the estimated amount which would have been recognized upon termination of the relevant derivatives as of the date indicated. The amount which is ultimately charged or credited to earnings is affected by subsequent changes in the market value of these derivatives.

NYMEX- and KCBOT-traded futures and option contracts are guaranteed by NYMEX and KCBOT and have nominal credit risk. All other derivative transactions expose the Company to off-balance sheet risk in the event of non performance by the counterparts. In order to minimize this risk, the Company analyzes each counterpart's financial condition prior to entering into an agreement, establishes credit limits, and monitors the appropriateness of these limits on an on-going basis. Swap agreements are generally settled at the expiration of the contract term and may be subject to margin requirements with the counterparty. NYMEX- and KCBOT-traded futures and options contracts require daily cash settlement in margin accounts with brokers.

(D)      REGULATORY ASSETS

-----------------------------------------------------------
AUGUST 31,                                1998       1997
(Thousands of Dollars)
-----------------------------------------------------------
Recoupable take-or-pay                   $90,708    $95,482
Pension costs                             25,061     29,244
Postretirement costs other than pension   59,963      8,836
Other                                      8,917      3,327
Transition costs                          18,447          -
Income taxes                              26,447      7,823
-----------------------------------------------------------
    Regulatory Assets, Net              $229,543    144,712
===========================================================

The table presents a summary of regulatory assets, net of amortization, outstanding at August 31, 1998, and August 31, 1997.

Certain of the regulatory assets including a portion of Kansas Gas Service net deferred income taxes and the assets listed in the table below, are being recovered through rates, but the Company is not being allowed to earn a rate of return on the unrecovered balance. The remaining recovery period for these assets is set forth in the table below.

------------------------------------------------------------------------
                                                    REMAINING RECOVERY
                                                      PERIOD (MONTHS)
------------------------------------------------------------------------
Postretirement costs other than pension - Oklahoma          181
Income taxes - Oklahoma                                  154 - 170
Transition Costs                                            480
------------------------------------------------------------------------

No significant recoupable costs attributable to resolutions of take-or-pay and pricing issues were incurred in 1998 or 1997. The OCC has authorized recovery of the take-or-pay settlement costs through a combination of a surcharge to customers and revenues derived from certain transportation customers.

ONG's pension and postretirement benefit costs previously deferred are currently being recovered through revenue and are being amortized to expense over a 10 to 18 year period. As discussed in Note H, the OCC also approved recovery of pension and post retirement costs through rates.

Kansas Gas Service has been deferring and recording postretirement benefits in excess of pay-as-you-go as a regulatory asset. See Note H of Notes to Consolidated Financial Statements on page 47.

The KCC has allowed certain transition costs to be amortized and recovered in rates over a forty year period with no rate of return on the unrecovered balance. Management believes that all transition costs recorded as a regulatory asset will be recovered through rates based on the accounting orders received and regulatory precedents established by the KCC.

In accordance with various rate orders received from the KCC and the OCC, Kansas Gas Service has not yet collected through rates the amounts necessary to pay a significant portion of the net deferred income tax liabilities. As management believes it is probable that the net future increases in income taxes payable will be recovered from customers, it has recorded a regulatory asset for these amounts.

Amortization expense related to regulatory assets was approximately $11.4 million, $10.1 million, and $11.7 million in 1998, 1997, and 1996, respectively.

(E)      CAPITAL STOCK

The Company has approximately 68 million shares of unrestricted common stock available for issue. The Company redeemed all of its outstanding shares of Series A Preferred Stock, par value $50 per share, at its stated voluntary liquidation value of $53 per share during the third quarter of fiscal 1997. The Company issued Series A Convertible Preferred Stock, par value $0.01 per share, at the time of the alliance with Western. The holders of Series A Convertible Preferred Stock are entitled to receive a dividend payment, with respect to each dividend period of the common stock, equal to 1.5 times the dividend amount declared in respect of each share of common stock. The terms of Series B Convertible Preferred Stock are the same as Series A Convertible Preferred Stock, except that the dividend amount is equal to 1.25 times the common stock dividend. Series C Preferred Stock is designed to protect ONEOK, Inc. shareholders from coercive or unfair takeover tactics. Holders of Series C Preferred Stock are entitled to receive, in preference to the holders of ONEOK common stock, quarterly dividends in an amount per share equal to the greater of $1 or subject to adjustment, 100 times the aggregate per share amount of all cash dividends, and 100 times the aggregate per share amount of all non-cash dividends. No Series C Preferred Stock has been issued.

The Series A and Series B Convertible Preferred Stock is convertible, subject to certain restrictions, at the option of the holder, into ONEOK, Inc., Common Stock at the rate of one share for each share of Series A or Series B Convertible Preferred Stock.

In connection with the merger transaction with WAI, Inc., the common stock of Old ONEOK, no par value, was exchanged for the common stock of New ONEOK, $0.01 par value, on a one-for-one basis. See Note B. As a result of the share exchange, all common share data has been adjusted retroactively in the accompanying consolidated financial statements.

The Board of Directors has reserved 3.0 million shares of ONEOK, Inc's common stock for the Direct Stock Purchase and Dividend Reinvestment Plan of which 142 thousand shares were issued in 1998 and 363 thousand shares were issued in 1997; and has reserved approximately 3.6 million shares for the Thrift Plan for Employees of ONEOK, Inc. and Subsidiaries, excluding Kansas Gas Service Company
(KGS) employees and 3.6 million shares for the Thrift Plan for Employees of KGS.

Under the most restrictive covenants of the Company's loan agreements, $243.1 million (89.9 percent) of retained earnings at August 31, 1998, was available to pay dividends.

(F)      LINES OF CREDIT AND SHORT-TERM NOTES PAYABLE

At August 31, 1998, the Company had a short-term unsecured credit agreement with several banks pursuant to which the banks have agreed to make loans to the Company from time to time in an aggregate amount not to exceed $200 million at any one time for general corporate purposes. The short-term credit agreement provides a back-up line of credit for short-term debt from other sources in addition to providing short-term funds. The facility fee requirement for this line of credit is .06 percent applied annually to the total line of credit. Borrowing under the agreement bears interest at offshore IBOR rates plus .19 percent per annum. No compensating balance requirements existed at August 31, 1998. The Company also has additional credit facilities available through a master note with Bank of America which provides an additional $30 million in borrowing capability. Maximum short-term debt from all sources as approved by the Company's Board of Directors is $225 million.

Short-term notes payable totaling $212 million at August 31, 1998, and $45 million at August 31, 1997, were outstanding. The notes carried average interest rates of 5.83 percent and 5.84 percent, respectively.

(G)      LONG-TERM DEBT

All long-term notes payable at August 31, 1998, are unsecured. The aggregate current maturities of long-term debt for each of the five years ending August 31, 2003, are $16.9 million; $16.8 million; $15.4 million; $14.7 million; and $14.7 million, respectively, including $1.1 million each year callable at the option of the holder.

-------------------------------------------
AUGUST 31,               1998       1997
(THOUSANDS OF DOLLARS)
-------------------------------------------
Long-term Notes Payable
5.90% due 1998                 $0   $10,000
6.20% due 1999              8,000     8,000
6.43% due 2000              5,000     5,000
6.75% due 2001              5,393     9,252
8.32% due 2007             36,000    40,000
8.44% due 2004             40,000    40,000
8.70% due 2021             34,871    34,871
9.70% due 2019            125,000   125,000
9.75% due 2020             75,000    75,000
-------------------------------------------
Total                    $329,264  $347,123
-------------------------------------------
Current maturities of
long-term debt             16,909    18,909
-------------------------------------------
Long-term notes payable  $312,355  $328,214
-------------------------------------------

(H)      EMPLOYEE BENEFITS PLANS

RETIREMENT PLANS - The Company has defined benefit retirement plans covering substantially all employees. Company officers and certain key employees are also eligible to participate in supplemental retirement plans.

Net pension costs under the plans, as determined by an independent actuary, consists of the following:

---------------------------------------------------------------
AUGUST 31,                         1998      1997        1996
(THOUSANDS OF DOLLARS)
---------------------------------------------------------------
Service cost                      $7,221    $5,126       5,957
Interest cost                     30,875    23,766     $23,525
Actual return on assets         (114,514)   (9,010)    (72,138)
Net amortization and deferral     75,684   (16,281)     50,337
---------------------------------------------------------------
Net pension cost (benefit)         ($734)   $3,601      $7,681
===============================================================

The Company generally funds pension costs at a level equal to the minimum amount required under the Employee Retirement Income Security Act of 1974. The accompanying table sets forth the funded status of the Company's plans, as determined by the independent actuary.

-----------------------------------------------------------------------------
AUGUST 31,                                                1998        1997
(THOUSANDS OF DOLLARS)
-----------------------------------------------------------------------------
Actuarial present value of vested benefit obligation   ($413,195)  ($277,266)
Accumulated benefit obligation                          (440,892)   (291,662)
Projected benefit obligation                            (500,327)   (326,539)
Plan assets at fair value, principally equity
  securities and an IPG fund                             595,308     326,384
-----------------------------------------------------------------------------
Plan assets more (less) than projected
 benefit obligation                                       94,981        (155)
Unrecognized net loss (gain)                             (30,388)     15,308
Unrecognized prior service cost                              607         784
Unrecognized net asset                                    (2,805)     (3,272)
-----------------------------------------------------------------------------
Prepaid pension cost                                     $62,395     $12,665
=============================================================================

The projected benefit obligation was determined using an annual discount rate of
6.75 percent for 1998 and 7.75 percent for 1997; a long-term return on plan assets of 9 percent for both 1998 and 1997; and an average assumed long-term annual rate of salary increases of 4 to 4.5 percent for 1998 and 4 percent for 1997.

OTHER POSTRETIREMENT BENEFIT PLANS - The Company sponsors welfare care plans that provide postretirement medical benefits and life and accidental death and dismemberment benefits to substantially all employees who retire under the Retirement Plans at age 55 or older with at least five years of service. The plans are contributory, with retiree contributions adjusted periodically, and contain other cost-sharing features such as deductibles and coinsurance.

The Company elected to delay recognition of the accumulated postretirement benefit obligation (APBO) of approximately $72.2 million and amortize it over 20 years as a component of net periodic postretirement benefit cost.

Net periodic postretirement benefit cost includes the following components:

----------------------------------------------------------------------
AUGUST 31,                                   1998     1997       1996
(THOUSANDS OF DOLLARS)
----------------------------------------------------------------------
Service cost                                $2,570   $1,744    $ 1,704
Interest cost                                8,224    5,599      5,668
Actual return on assets                     (1,646)    (184)       --
Net amortization and deferral                3,916    3,387      3,608
----------------------------------------------------------------------
Net periodic postretirement benefit cost   $13,064  $10,546    $10,980
======================================================================

For measurement purposes, a 7.75 percent annual rate of increase in the per capita cost of covered medical benefits (i.e., medical cost trend rate) was assumed for 1998, the rate was assumed to decrease gradually to 5 percent by the year 2003 and remain at that level thereafter. The medical cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed medical cost trend by one percentage point in each year would increase the accumulated postretirement benefit obligation as of August 31, 1998, by $10.6 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended August 31, 1998, by $0.9 million.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.75 percent and 7.75 percent at August 31, 1998, and 1997 respectively.

The following table presents the plans' funded status as determined by the independent actuary.

--------------------------------------------------------------------
AUGUST 31,                                       1998         1997
(THOUSANDS OF DOLLARS)
--------------------------------------------------------------------
Accumulated postretirement benefit obligation
  Retirees                                      ($90,099)  ($49,840)
  Fully eligible active plan participants        (11,115)    (3,192)
  Other active plan participants                 (52,112)   (22,074)
--------------------------------------------------------------------
Accumulated postretirement benefit obligations  (153,326    (75,106)
Fair value of plan assets                         14,075      8,150
--------------------------------------------------------------------
Accumulated postretirement benefit obligations
   in excess of plan assets                     (139,251)   (66,956)
Unrecognized transition obligation                48,522     51,757
Unrecognized net (gain) loss                      18,095     (5,307)
--------------------------------------------------------------------
  Accrued postretirement benefit costs          ($72,634)  ($20,506)
====================================================================

EMPLOYEE THRIFT PLANS - The Company has Thrift Plans covering substantially all employees. Employee contributions are discretionary. Subject to certain limits, employee contributions are matched by the Company. The annual cost of the plans was $4.7 million in 1998; $3.4 million in 1997; $3.7 million in 1996.

POSTEMPLOYMENT BENEFITS - The Company pays postemployment benefits to former or inactive employees after employment but before normal retirement.

REGULATORY TREATMENT - The OCC has approved the recovery of ONG pension costs and other postretirement benefit costs through rates. The costs recovered through rates are based on current funding requirements and the net periodic postretirement benefit cost for pension and postretirement costs, respectively. Differences, if any, between the expense and the amount ordered through rates are charged to earnings.

Prior to the acquisition of the Kansas regulated properties in fiscal 1998 Western had established a corporate-owned life insurance ("COLI") program which it believed in the long term would offset the expenses of its postretirement and postemployment benefit plans. Accordingly, the KCC issued an order permitting the deferral of postretirement and postemployment benefit expenses in excess of amounts recognized on a pay-as-you-go basis. The Company did not acquire the COLI program. In connection with the KCC's approval of the acquisition, the KCC granted the Company the benefit of all previous accounting orders issued to Western and requested that the Company submit a plan of recovery either through a general rate increase or through specific cost savings or revenue increases. Based on regulatory precedents established by the KCC, and the accounting order which permits the Company to seek recovery through rates, management believes that it is probable that accrued postretirement and postemployment benefits can be recovered in rates. The Company plans to file for recovery of these costs and anticipates that recovery will be allowed over a period not to exceed 20 years. If these costs can not be recovered in rates charged to customers, the Company would be required to record a one-time charge to expense the regulatory asset established for postretirement and postemployment benefit costs totaling approximately $51.6 million at August 31, 1998.

(I)      COMMITMENTS AND CONTINGENCIES

LEASES - The initial term of the Company's headquarters building, ONEOK Plaza, is for 25 years, expiring in 2009, with six five-year renewal options. At the end of the initial term or any renewal period, the Company can purchase the property at its fair market value. Rent for the lease accrues annually at $6.8 million until 2009. Rent payments were $5.8 million for 1998, 1997, and 1996. Estimated future minimum rental payments for the lease are $5.8 million for the year ended August 31, 1999, $7.6 million for the year ending August 31, 2000, and $9.3 million for each of the years ending August 31, 2001 through 2009.

The Company has the right to sublet excess office space in ONEOK Plaza. The Company received $2.8 million, $2.7 million, and $2.5 million in rental revenue during 1998, 1997, and 1996, respectively, for various subleases. Estimated minimum future rental payments to be received under existing contracts for subleases are $2.4 million in 1999, $2.1 million in 2000, $2.0 million in 2001, $1.9 million in 2002, $1.6 million in 2003, and a total of $2.2 million thereafter.

Other operating leases include automotive fleets and office building and equipment. The total estimated payments for these leases are $1.4 million in 1999, $1.0 million in 2000, and $0.8 million in 2001 through 2003.

ENVIRONMENTAL - In connection with the Western transaction, the Company acquired 12 manufactured gas sites located in Kansas which may contain coal tar and other potentially harmful materials that are classified as hazardous material. Hazardous materials are subject to control or remediation under various environmental laws and regulations. A consent agreement with the Kansas Department of Health and Environment (KDHE) presently governs all future work at these sites. The terms of the consent agreement allow the Company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. The prioritized sites will be investigated over a ten year period. At August 31, 1998, the costs of the investigations and risk analysis have been minimal. Limited information is available about the sites and no testing has been performed. Management's best estimate of the cost of remediation ranges from $100 thousand to $10 million per site based on a limited comparison of costs incurred to remediate comparable sites. These estimates do not give effect to potential insurance recoveries, recoveries through rates or from third parties. The KCC has permitted others to recover their remediation costs through rates. It should be noted that additional information and testing could result in costs significantly below or in excess of the amounts estimated above. To the extent that such remediation costs are not recovered, the costs could be material to the Company's results of operations and cash flows depending on the degree of remediation required and number of years over which the remediation must be completed.

OTHER - The Company is a party to other litigation matters and claims which are normal in the course of its operations, and while the results of litigation and claims cannot be predicted with certainty, management believes the final outcome of such matters will not have a materially adverse effect on consolidated results of operations, financial position, or liquidity.

(J)      INCOME TAXES

The provisions for income taxes are as follows:

---------------------------------------------------------------------
(THOUSANDS OF DOLLARS)                  1998       1997       1996
---------------------------------------------------------------------
Current income taxes
  Federal                              62,462     $32,207    $29,925
  State                                11,746       5,620      5,150
---------------------------------------------------------------------
    Total current income taxes         74,208     $37,827    $35,075
=====================================================================
Deferred income taxes
  Federal                              (6,325)    ($2,551)   ($1,766)
  State                                (1,298)       (437)      (272)
---------------------------------------------------------------------
    Total deferred income taxes        (7,623)    ($2,988)   ($2,038)
=====================================================================
    Total provision for income taxes   66,585     $34,839    $33,037
=====================================================================

Following is a reconciliation of the provision for income taxes.

----------------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)                                        1998      1997      1996
----------------------------------------------------------------------------------------
Pretax income                                               168,380   $94,107   $85,874
Federal statutory income tax rate                              35.0%     35.0%     35.0%
----------------------------------------------------------------------------------------
Provision for federal income taxes                           58,933   $32,937   $30,056
Amortization of distribution property investment tax credit    (938)     (655)     (727)
State income taxes, net of credits and federal tax benefit    5,693     2,376     3,548
Other, net                                                    2,897       181       160
----------------------------------------------------------------------------------------
    Actual income tax expense                                66,585   $34,839   $33,037
========================================================================================

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities are shown in the accompanying table.

--------------------------------------------------------------------------
AUGUST 31,                                                1998       1997
(THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------
Deferred tax assets
  Accrued liabilities not deductible until paid           6,089      5,629
  Net operating loss carry forward                          854        760
  Regulatory assets                                       4,894      2,687
  Other                                                       -      2,791
--------------------------------------------------------------------------
    Total deferred tax assets                            11,837     11,867
  Valuation allowance for net operating loss
    carryforward expected to expire prior to
    utilization                                             854        760
--------------------------------------------------------------------------
    Net deferred tax assets                              10,983     11,107
Deferred tax liabilities
  Excess of tax over book depreciation and depletion    220,064    138,312
  Investment in joint ventures                            4,543      1,100
  Regulatory assets                                      77,454     53,683
  Other                                                  12,783      2,698
--------------------------------------------------------------------------
    Gross deferred tax liabilities                      314,844    195,793
--------------------------------------------------------------------------
    Net deferred tax liabilities                        303,861   $184,686
==========================================================================

The Company has remaining net operating loss carry-forwards for state income tax purposes of approximately $15.8 million at August 31, 1998, which expire, unless previously utilized, at various dates through the year 2009. At August 31, 1998, the Company had $9.6 million in deferred investment tax credits recorded in other deferred credits which will be amortized over the next 17 years.

(K)      SEGMENT INFORMATION

The Company conducts its business through five reporting segments: (1) Regulated, which includes gathering, transportation, storage, and distribution of natural gas, transportation of gas for others, and leasing pipeline capacity;
(2) Marketing, which purchases and markets natural gas; (3) Gathering and Processing, which includes extracting and selling natural gas liquids; (4) Production, which includes exploiting, producing, and selling natural gas and oil; and (5) Other, which includes operating and leasing the Company's headquarters building and a related parking facility.

Following is information relative to the Company's operations in different segments.

---------------------------------------------------------------------------------------------------------------
                 1998                                                  Gathering &
(Millions of Dollars)                            Regulated   Marketing Processing  Production    Other   Total
---------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                    $971.9     $746.8      $79.1      $31.9       $5.7  $1,835.4
Intersegment sales                                   22.8       31.8       15.4       12.7       18.7     101.4
---------------------------------------------------------------------------------------------------------------
  Total Revenues                                   $994.7     $778.6      $94.5      $44.6      $24.4  $1,936.8
---------------------------------------------------------------------------------------------------------------
Income (loss) before interest and income taxes     $149.4      $12.3      $31.0      $10.9      ($0.1)   $203.5
Indentifiable assets                             $1,931.9     $123.9      $63.2     $246.1     ($57.4) $2,422.5
Depreciation, depletion, and amortization           $79.0       $0.6       $2.2      $18.9       $0.9    $101.6
Capital expenditures                               $113.8       $0.0      $18.4     $167.7       $6.5    $306.4
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
                 1997                                                  Gathering &
(Millions of Dollars)                            Regulated   Marketing Processing  Production    Other   Total
---------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                    $598.4     $459.6      $71.6      $27.2       $5.1  $1,161.9
Intersegment sales                                    1.1       23.5       15.5       14.0        5.2      59.3
---------------------------------------------------------------------------------------------------------------
  Total Revenues                                   $599.5     $483.1      $87.1      $41.2      $10.3  $1,221.2
---------------------------------------------------------------------------------------------------------------
Income (loss) before interest and income taxes     $100.4       $7.8      $12.9       $8.7      ($1.0)   $128.8
Indentifiable assets                             $1,026.3      $63.8      $36.0     $100.1      $11.2  $1,237.4
Depreciation, depletion, and amortization           $51.4       $0.5       $2.4      $19.9       $0.3     $74.5
Capital expenditures                                $67.7       $0.4      $10.6      $32.9       $0.4    $112.0
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
                 1996                                                  Gathering &
(Millions of Dollars)                            Regulated   Marketing Processing  Production    Other   Total
---------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers                    $538.2     $598.3      $58.4      $25.5       $4.0  $1,224.4
Intersegment sales                                    2.2       15.5       12.7        7.9        5.4      43.7
---------------------------------------------------------------------------------------------------------------
  Total Revenues                                   $540.4     $613.8      $71.1      $33.4       $9.4  $1,268.1
---------------------------------------------------------------------------------------------------------------
Income (loss) before interest and income taxes      $97.3      $12.9       $9.0       $2.8      ($1.0)   $121.0
Indentifiable assets                             $1,019.4      $71.2      $26.7      $73.2      $29.4  $1,219.9
Depreciation, depletion, and amortization           $50.8       $0.5       $2.0      $19.2       $0.4     $72.9
Capital expenditures                                $42.9       $0.4       $5.2      $46.7       $0.2     $95.4
---------------------------------------------------------------------------------------------------------------

(L)      QUARTERLY FINANCIAL DATA (UNAUDITED)

Total operating revenues are consistently greater from November through May due to the large volume of natural gas sold to customers for heating. A summary of the unaudited quarterly results of operations for 1998 and 1997 follows:

---------------------------------------------------------------------------------------------------
                                                                          Quarter
                   1998                                    -------------------------------------------
(Thousands of Dollars, Except Per Share Amounts)           First     Second     Third      Fourth
---------------------------------------------------------------------------------------------------

Operating revenues
  Regulated                                               $118,637   $470,314  $256,434   $126,520
  Nonregulated                                            $195,523   $251,740  $187,614   $228,620
Income before interest and income taxes                    $21,048    $84,638   $32,780    ($1,596)
Income taxes                                                $7,438    $46,611   $17,270    ($4,734)
Net income (loss)                                          $12,520    $73,836   $26,936   ($11,497)
Earnings (loss) per share of common stock - basic            $0.44      $2.06     $0.57     ($0.65)
Earnings (loss) per share of common stock - diluted          $0.44      $1.43     $0.52     ($0.65)
Dividends per share of common stock                          $0.30      $0.30     $0.30      $0.30
Average shares of common stock
  outstanding (thousands) - basic                           28,268     31,466    31,536     31,586
Average shares of common stock
  outstanding (thousands) - diluted                         28,268     51,576    51,589     31,586
---------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------
                                                                          Quarter
                   1997                                 -------------------------------------------
(Thousands of Dollars, Except Per Share Amounts)           First     Second     Third      Fourth
---------------------------------------------------------------------------------------------------

Operating revenues
  Regulated                                               $113,246   $282,794  $128,970    $73,380
  Nonregulated                                            $135,506   $190,859  $102,657   $134,515
Income before interest and income taxes (loss)             $28,678    $71,057   $29,924      ($867)
Income taxes                                                $7,665    $23,818    $8,174    ($4,816)
Net income (loss)                                          $12,174    $38,241   $13,769    ($4,916)
Earnings (loss) per share of common stock - basic and
  diluted                                                    $0.44      $1.39     $0.49     ($0.19)
Dividends per share of common stock                          $0.30      $0.30     $0.30      $0.30
Average shares of common stock
  outstanding (thousands) - basic and diluted               27,305     27,378    27,897     28,018
---------------------------------------------------------------------------------------------------



-----------------------------------------------------------------------------
(Thousands of Dollars)                            1998      1997       1996
-----------------------------------------------------------------------------
Cash paid during the year
     Interest (including amounts capitalized)   $34,637    $39,993    $35,122
     Income taxes                               $73,772    $34,618    $40,642
Noncash transactions:
    Gas received as payment in kind                $280       $478     $2,395
    Issuance of common stock related to:
      Stock Performance Plan                          -          -     $1,144
      Dividend reinvestment plan                      -     $5,482     $4,536
    Distribution of net assets from partnership       -          -    $14,625
    Acquisitions
      Plant, property and equipment            $642,742          -          -
      Current assets                           $232,738          -          -
      Current liabilities                      ($42,575)         -          -
      Debt assumed                            ($161,698)         -          -
      Regulatory assets and goodwill           $169,983          -          -
     Deferred debits                            $62,633          -          -
      Deferred credits                         ($89,655)         -          -
      Deferred income taxes                   ($127,744)         -          -
      Capital stock                           ($662,003)
                                              ----------
      Cash paid                                 $24,421          -          -
=============================================================================


(M)      SUPPLEMENTAL CASH FLOW INFORMATION


The table presents supplemental information relative to the Company's cash flows for the years ended August 31, 1998, 1997, and 1996.

(N)      STOCK BASED COMPENSATION

KEY EMPLOYEE STOCK PLAN - On August 17, 1995, the Company adopted the Key Employee Stock Plan (Plan). The Plan provides for the granting of incentive stock options, fixed stock options, and stock bonus awards to key employees. Under the Plan, options may be granted by the Executive Compensation Committee (the Committee) at any time within ten years thereafter (before August 17, 2005). Options may be granted which are not exercisable until a fixed future date or in installments. The Plan also provides for restored options in the event that the optionee surrenders shares of common stock which the optionee already owns in full or partial payment of the options price under this option and/or surrenders shares of common stock to satisfy withholding tax obligations incident to the exercise of this option. A restored option has an option price equal to the fair market value of the common stock on the date on which the exercise of the option resulted in the grant of the restored option. The Company has reserved one million shares of common stock for the Plan.


----------------------------------------------------
                         Number     Weighted Average
                       Of Shares     Exercise Price
----------------------------------------------------
Outstanding at
  September 1, 1995                0           $0.00
Granted                      107,400          $23.69
----------------------------------------------------
Outstanding at
  August 31, 1996            107,400          $23.69
Granted                      100,700          $26.88
Exercised                    (20,700)         $23.69
Expired                       (2,200)         $26.69
Restored                       4,147          $30.71
----------------------------------------------------
Outstanding at
  August 31, 1997            189,347          $25.54
Granted                      262,576          $33.39
Exercised                    (96,047)         $25.55
Expired                       (4,900)         $33.94
----------------------------------------------------
Outstanding at
  August 31, 1998            350,976          $31.30
----------------------------------------------------


Options issued to date become void upon voluntary termination of employment other than retirement. In the event of retirement or involuntary termination, the optionee may exercise the option within three months. In the event of death, the option may be exercised by the personal representative of the optionee within a period to be determined by the Committee and stated in the option. Options issued to date can be exercised after one year from grant date and must be exercised no more than ten years after grant date. Activity to date has been as follows:

At August 31, 1998, the Company had 92,800 outstanding options with exercise prices ranging between $23.69 to $29.81 and a weighted average remaining life of
7.72 year, respectively. All of these options were exercisable at August 31, 1998 with a weighted average exercise price of $25.52.

The Company also had 258,176 option outstanding at August 31, 1998 with exercise prices ranging between $32.41 and $42.53 and a weighted average remaining contractual life of 9.05 years. Of these options, 1,669 were exercisable at August 31, 1998 at a price of $40.25.

EMPLOYEE STOCK PURCHASE PLAN - In 1995, the Company authorized the Employee Stock Purchase Plan and reserved 350,000 shares of common stock for it. Almost all full-time employees are eligible to participate. Under the terms of the plan, employees can choose to have up to ten percent of their annual earnings withheld to purchase the Company's common stock. The Committee may allow contributions to be made by other means provided that in no event will contributions from all means exceed ten percent of the employee's annual earnings. The purchase price of the stock is 85 percent of the lower of its beginning-of-year or end-of-year market price. Approximately 60 percent and 55 percent of eligible employees participated in the plan in fiscal 1998 and 1997, respectively. Under the plan, the Company sold 105,923 shares in December 1997 and 107,080 shares in December 1996.

-------------------------------------------------
                         1998     1997     1996
-------------------------------------------------
Net Income (000's)
  As reported          $101,795  $59,268  $52,836
  Pro forma             $98,592  $58,247  $52,013
Earnings per share -
  Diluted
  As reported             $2.23    $2.13    $1.93
  Pro forma               $2.16    $2.10    $1.90
=================================================

Accounting Treatment - The Company continues to apply APB 25 in accounting for both plans and accordingly, no compensation has been recognized in the consolidated financial statements. Had the Company applied the provisions of SFAS 123 to determine the compensation cost under these plans, the Company's pro forma net income and diluted earnings per share would have been as follows:

The fair market value of each option granted is estimated based on the Black-Scholes model. Based on previous stock performance, volatility is estimated to be .2720 for 1998, and .2264 for both 1997 and 1996. Dividend yield is estimated to be

3.9 percent for 1998 and 3.71 percent for both 1997 and 1996 with a risk-free interest rate of 5.032 percent, 6.590 percent and 5.947 percent in 1998, 1997, and 1996, respectively.

Expected life ranged from 1 to 10 years based upon experience to date and the make-up of the optionees. Fair value of options granted under the Plan were $8.75, $11.58, and $9.55 for 1998, 1997, and 1996 respectively.

(O)      EARNINGS PER SHARE INFORMATION


-------------------------------------------------------------------------
August 31, 1998                                                 Per Share
(In Thousands)                               Income     Shares    Amount
-------------------------------------------------------------------------
BASIC EPS
Income available to common stockholders       74,816     30,674     $2.44
                                                                    =====
EFFECT OF DILUTIVE SECURITIES
   Options                                                   53
   Convertible preferred stock                26,979     15,002
                                              ------     ------
DILUTED EPS
Income available to common stockholders
  + assumed conversions                      101,795     45,729     $2.23
=========================================================================

-------------------------------------------------------------------------
August 31, 1997                                                 Per Share
(In Thousands)                                Income     Shares   Amount
-------------------------------------------------------------------------
BASIC AND DILUTED EPS
Income available to common stockholders       58,983     27,644     $2.13
=========================================================================

-------------------------------------------------------------------------
August 31, 1996                                                 Per Share
(In Thousands)                                Income     Shares   Amount
-------------------------------------------------------------------------
BASIC AND DILUTED EPS
Income available to common stockholders       52,408     27,136     $1.93
=========================================================================


The Company adopted SFAS 128, during the second quarter of fiscal 1998. All prior periods have been restated. SFAS 128 replaces the "primary earnings per share" (primary EPS) and "fully diluted earnings per share" (fully diluted EPS) with "basic earnings per share" (basic EPS) and "diluted earnings per share" (diluted EPS). Unlike the calculation of primary EPS which includes, in its denominator, "common stock equivalents" basic EPS is calculated using only the actual weighted average shares outstanding during the relevant periods. The following is a required reconciliation of the numerators and denominators of the basic and diluted EPS computations.

The effect of dilutive options in fiscal 1997 and 1996 is insignificant.

(P)      OIL AND GAS PRODUCING ACTIVITIES

The following is historical revenue and cost information relating to the Company's production operations:

-----------------------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)                                              1998      1997       1996
-----------------------------------------------------------------------------------------------
Capitalized costs at end of year
  Unproved properties                                              $3,505     $2,994    $11,330
  Proved properties                                               320,055    155,208    129,035
-----------------------------------------------------------------------------------------------
    Total capitalized costs                                       323,560    158,202    140,365
  Accumulated depreciation, depletion, and amortization           100,601     83,457     74,129
-----------------------------------------------------------------------------------------------
    Net capitalized costs                                        $222,959    $74,745    $66,236
===============================================================================================
Costs incurred during the year:
  Property acquisition costs (unproved)                              $601       $174       $231
  Exploitation costs                                                   $6        $71       $601
  Development costs                                               $15,315     $6,683     $2,811
  Purchase of minerals in place                                  $151,019    $21,489    $43,064
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)                                              1998      1997       1996
-----------------------------------------------------------------------------------------------
Net revenues from production:
  Sales to unaffiliated customers                                 $30,003    $24,141    $17,325
  Gas sold to affiliates                                           12,312     14,018      7,856
-----------------------------------------------------------------------------------------------
    Net revenues from production                                   42,315     38,159     25,181
-----------------------------------------------------------------------------------------------
Production costs                                                    9,478      7,918      5,494
Exploitation expenses                                                 351        (12)       574
Depreciation, depletion, and amortization                          18,210     19,246     18,552
Income tax expense                                                  5,522      4,258        171
-----------------------------------------------------------------------------------------------
    Total expenses                                                 33,561     31,410     24,791
-----------------------------------------------------------------------------------------------
    Results of operations from producing activities                $8,754     $6,749       $390
===============================================================================================

The accompanying schedule presents the results of operation of the Company's oil and gas producing activities. The results exclude general office overhead and interest expense attributable to oil and gas production.

(Q)      OIL AND GAS RESERVES (UNAUDITED)

---------------------------------------------------------------------
                                                     OIL        GAS
PROVED RESERVES                                    (MBBLS)    (MMCF)
---------------------------------------------------------------------
August 31, 1995                                     3,247     39,226
  Revisions of prior estimates                        (59)    (1,258)
  Extensions, discoveries, and other additions         41      5,089
  Purchases of minerals in place                      928     42,347
  Sales of minerals in place                       (1,712)    (1,930)
  Production                                         (435)    (9,406)
---------------------------------------------------------------------
August 31, 1996                                     2,010     74,068
  Revisions of prior estimates                        115      2,108
  Extensions, discoveries, and other additions        111      3,009
  Purchases of minerals in place                      155     19,214
  Sales of minerals in place                          (41)      (515)
  Production                                         (336)   (14,565)
---------------------------------------------------------------------
AUGUST 31, 1997                                     2,014     83,319
  REVISIONS OF PRIOR ESTIMATES                       (223)    (1,255)
  EXTENSIONS, DISCOVERIES, AND OTHER ADDITIONS        167     23,251
  PURCHASES OF MINERALS IN PLACE                    1,645     89,724
  SALES OF MINERALS IN PLACE                           (1)      (174)
  PRODUCTION                                         (330)   (16,818)
---------------------------------------------------------------------
AUGUST 31, 1998                                     3,272    178,047
=====================================================================
Proved developed reserves
  August 31, 1996                                   1,642     60,497
  August 31, 1997                                   1,615     62,115
  AUGUST 31, 1998                                   2,228    134,346
---------------------------------------------------------------------



Following are estimates of the Company's proved oil and gas reserves, net of royalty interests and changes herein, for the 1998, 1997, and 1996 fiscal years.

The Company emphasizes that the volumes of reserves shown are estimates, which, by their nature, are subject to later revision. The estimates are made by the Company utilizing all available geological and reservoir data as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

(R)      DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

Estimates of the standard measure of discounted future cash flows from proved reserves of oil and natural gas shown in the accompanying table are based on prices at the end of the year. Gas prices are escalated only for fixed and determinable amounts under provisions of applicable regulations in some contracts. These estimated future cash flows are reduced by estimated future development and production costs based on year-end cost levels, assuming continuation of existing economic conditions, and by estimated future income tax expense. The tax expense is calculated by applying the current year-end statutory tax rates to pretax net cash flows (net of tax depreciation, depletion, and lease amortization allowances) applicable to oil and gas production.

The changes in standardized measure of discounted future net cash flow relating to proved oil and gas reserves are as follows:

--------------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)                                     1998       1997       1996
--------------------------------------------------------------------------------------
Future cash inflows                                     $423,331   $218,708   $173,166
Future production and development costs                  129,128     67,962     53,491
Future income tax expense                                 32,025     33,514     21,245
--------------------------------------------------------------------------------------
Future net cash flows                                    262,178    117,232     98,430
10 percent annual discount for estimated
    timing of cash flows                                  99,549     40,621     31,114
--------------------------------------------------------------------------------------
Standardized measure of discounted future net cash
  flows relating to oil and gas reserves                $162,629    $76,611    $67,316
======================================================================================

---------------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)                                     1998       1997       1996
---------------------------------------------------------------------------------------
Beginning of year                                        $76,611    $67,316    $47,827
Changes resulting from:
  Sales of oil and gas produced, net of production       (32,837)   (30,241)   (19,687)
  Net changes in price, development, and production       (6,269)    12,478      4,054
  Extensions, discoveries, additions, and improved
    recovery, less related costs                          26,217      5,047      6,056
  Purchases of minerals in place                          94,031     19,747     42,999
  Sales of minerals in place                                (142)    (1,000)   (20,962)
  Revisions of previous quantity estimates                (2,750)     3,159       (114)
  Accretion of discount                                    9,865      8,084      3,885
Net change in income taxes                                 3,055     (7,372)    (2,538)
Other, net                                                (5,152)      (607)     5,796
---------------------------------------------------------------------------------------
End of year                                             $162,629    $76,611    $67,316
=======================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None
                                    PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS OF THE REGISTRANT

(A)  DIRECTORS OF THE REGISTRANT

     Information concerning the directors of the Company is shown in the 1999 definitive Proxy Statement which is incorporated herein by this reference.

(B)  EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the executive officers of the Company is included in
     Part I of this Form 10-K.

(C)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information on compliance with Section 16(a) of the Exchange Act is included in the 1999 definitive Proxy Statement which is incorporated herein by this reference.

ITEM 11.          EXECUTIVE COMPENSATION

Information on executive compensation is shown in the 1999 definitive Proxy Statement which is incorporated herein by this reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

(A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Information concerning the ownership of certain beneficial owners is shown in the 1999 definitive Proxy Statement which is incorporated herein by this reference.

(B)  SECURITY OWNERSHIP OF MANAGEMENT

     Information on security ownership of directors and officers is shown in the 1999 definitive Proxy Statement which is incorporated herein by this reference.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                                    PART IV.

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

(A)  DOCUMENTS FILED AS A PART OF THIS REPORT

(1)  Exhibits

     (3)(a) Certificate of Incorporation of WAI, Inc. (Now ONEOK, Inc.), filed May 16, 1997 (Incorporated by reference from Exhibit 3.1 to Amendment No. 3 to Registration Statement on Form S-4 filed August 6, 1997).

     (3)(b) Certificate of Merger of ONEOK, Inc. (Formerly WAI, Inc.) Filed November 26, 1997 (Incorporated by reference from Exhibit (1)(b) to Form 10-Q dated May 31, 1998).

     (3)(c) Amendment to Certificate of Incorporation of ONEOK, Inc., filed January 16, 1998 (Incorporated by reference from Exhibit (1)(b) to Form 10-Q dated May 31, 1998).

     (3)(d) By-laws of ONEOK, Inc., as amended (Incorporated by reference from Exhibit 3.2 to Amendment No. 3 to Registration Statement on Form S-4 filed August 31, 1997).

     (4)(a) Article "Fourth" of the Certificate of Incorporation of ONEOK, Inc. (Preferred Stock and Common Stock), Incorporated by reference from Exhibit 3.1 to Amendment No. 3 to Registration Statement on Form S-4 filed August 31, 1997)

     (4)(b) Certificate of Designation for Convertible Preferred stock of WAI, Inc. (Now ONEOK, Inc.) filed November 26, 1997 (Incorporated by reference from Exhibit 3.3 to Amendment No. 3 to Registration Statement on Form S-4 filed August 31, 1997).

     (4)(c) Certificate of Designation for Series C Participating Preferred Stock of ONEOK, Inc., filed November 26, 1998 (Incorporated by reference from Exhibit No. 1 to Form 8-A, filed November 26,
              1997).

     (4)(d) Indenture, dated November 28, 1989, between ONEOK Inc. and Security Pacific National Bank, incorporated by reference from Form S-3 Registration Statement No. 33-31979.

     (4)(e) Indenture, dated December 1, 1990, between ONEOK Inc. and Security Pacific National Bank, incorporated by reference from Form 10-K dated August 31, 1991.

     (4)(f) First Supplemental Indenture dated December 1, 1990, between ONEOK Inc. and Security Pacific National Bank, incorporated by reference from Form 10-K dated August 31, 1991.

     (4)(g) Second Supplemental Indenture dated October 1, 1991, between ONEOK Inc. and Security Pacific National Bank, incorporated by reference from Form 10-K dated August 31, 1991.

              NOTE: Certain instruments defining the rights of holders of long-term debt are not being filed as exhibits hereto pursuant to
              Item 601(b)(4)(iii) of Registration S-K. The Company agrees to furnish copies of such agreements to the SEC upon request.

     (4)(h) Rights Agreement, dated November 26, 1997, between ONEOK, Inc. and Liberty Bank and Trust Company of Oklahoma City, N.A., as Rights Agent (Incorporated by reference from Exhibit 2.3 to Amendment No. 3 to Registration Statement on Form S-4 filed August 31, 1997).

     (4)(i) Shareholder Agreement, dated November 26, 1997, between Western Resources, Inc. and ONEOK, Inc. (Incorporated by reference from
              Exhibit 2.2 to Amendment No. 3 to Registration Statement on Form S-4 filed August 31, 1997).

     (10)(a) Key Employee Stock Plan, incorporated by reference from the 1995 Definitive Proxy Statement.

     (10)(b) Unfunded Excess Benefit Plan of ONEOK Inc., incorporated by reference from the 1991 Definitive Proxy Statement.

     (10)(c) Termination agreement between ONEOK Inc., and ONEOK Inc. Executives dated January 20, 1984, incorporated by reference from Form 10-K dated August 31, 1984.

     (10)(d) Indemnification agreement between ONEOK Inc., and ONEOK Inc. Officers and Directors, incorporated by reference from Form 10-K dated August 31, 1984.

     (10)(e) Ground Lease Between ONEOK Leasing Company and Southwestern Associates dated May 15, 1983, incorporated by reference from Form 10-K dated August 31, 1983.

     (10)(f) First Amendment to Ground Lease between ONEOK Leasing Company and Southwestern Associates dated October 1, 1984, incorporated by reference from Form 10-K dated August 31, 1984.

     (10)(g) Sublease Between RMZ Corp. and ONEOK Leasing Company dated May 15, 1983, incorporated by reference from Form 10-K dated August 31, 1983.

     (10)(h) First Amendment to Sublease between RMZ Corp. and ONEOK Leasing Company dated October 1, 1984, incorporated by reference from Form 10-K dated August 31, 1984.

     (10)(i) ONEOK Leasing Company Lease Agreement with Oklahoma Natural Gas Company dated August 31, 1984, incorporated by reference from Form 10-K dated August 31, 1985.

     (10)(j) Private Placement Agreement ONEOK Inc. and Paine Webber Incorporated, dated April 6, 1993, (Medium-Term Notes, Series A, up to U.S. $150,000,000), incorporated by reference from Form 10-K dated August 31, 1993.

     (10)(k) Issuing and Paying Agency Agreement between Bank of America Trust Company of New York, as Issuing and Paying Agent, and ONEOK Inc, (Medium-Term Notes, Series A, up to U.S. $150,000,000), incorporated by reference from Form 10-K dated August 31, 1993.

     (10)(l) Amended and Restated Credit Agreement, dated August 12, 1998, among ONEOK, Inc., the financial institutions signatories thereto and Bank of America National Trust and Saving Association, as Agent incorporated by reference from Form 8-k dated August 25, 1998.

     (12) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirement.

     (12)(a)  Computation of Ratio of Earnings to Combined Fixed Charges.

     (21)     Required information concerning the registrant's subsidiaries.

     (23)     Independent Auditors' Consent, filed herewith on page 68.

     (27)(a)  Financial Data Schedule for year ended August 31, 1998.

     (27)(b)  Financial Data Schedule for year ended August 31, 1997.

     (27)(c)  Financial Data Schedule for year ended August 31, 1996.

(2)  Financial Statements                                                 Page No.
     (a) Independent Auditors' Report.                                    34
     (b) Consolidated Statements of Income for the years ended
         August 31, 1998, 1997, and 1996.                                 35
     (c) Consolidated Balance Sheets at August 31, 1998 and 1997.         36 - 37
     (d) Consolidated Statements of Cash Flows for the years ended
         August 31, 1998, 1997, and 1996.                                 38
     (e) Consolidated Statements of Shareholder's Equity for the years
         ended August 31, 1998, 1997, and 1996.                           39
     (f) Notes to Consolidated Financial Statements.                      40 - 56

(3)  Financial Statement Schedules

     None.

(B)  REPORTS ON FORM 8-K

     July 23, 1998 - announcement of upgrade of corporate credit rating by Standard & Poor's to A from A-.

     August 25, 1998 - Short-term credit agreement between ONEOK, Inc. and Bank of America.

OTHER MATTERS

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of September 1998.



                               ONEOK, Inc.
                               Registrant

                               By:  /s/ J. D. NEAL
                                    ------------------------------------
                                    J. D. Neal
                                    Vice President, Chief Financial Officer, and
                                    Treasurer (Principal Financial and
                                    Accounting Officer)


                                    /s/ B. D. EPPERSON
                                    ------------------------------------
                                    B. D. Epperson
                                    Vice President, Controller, and Chief
                                    Accounting Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on this 22nd day of September 1998.


/s/ LARRY BRUMMETT                     /s/ D. L. KYLE
------------------------------         -------------------------------
Larry Brummett                         D. L. Kyle
Chairman of the Board,                 President of ONEOK,
Chief Executive                        Chief Operating Officer
Officer, and Director                  And Director

/s/ E. G. ANDERSON                     /s/ B. H. MACKIE
------------------------------         -------------------------------
E. G. Anderson                         B. H. Mackie
Director                               Director

/s/ W. M. BELL                         /s/ J. D. NEAL
------------------------------         -------------------------------
W. M. Bell                             J. D. Neal
Director                               Vice President, Treasurer,
                                       and Chief Financial Officer

/s/ D. R. CUMMINGS                     /s/ D. A. NEWSOM
------------------------------         -------------------------------
D. R. Cummings                         D. A. Newsom
Director                               Director

/s/ W. L. FORD                         /s/ G. D. PARKER
------------------------------         -------------------------------
W. L. Ford                             G. D. Parker
Director                               Director

/s/ J. M. GRAVES                       /s/ J. D. SCOTT
------------------------------         -------------------------------
J. M. Graves                           J. D. Scott
Director                               Director

/s/ S. J. JATRAS                       /s/ S. L. YOUNG
------------------------------         -------------------------------
S. J. Jatras                           S. L. Young
Director                               Director

/s/ H. R. FRICKE                       /s/ S. L. KITCHEN
-------------------------------        -------------------------------
H. R. Fricke                           S. L. Kitchen
Director                               Director

                               Index to Exhibits

Exhibit No.                       Description
-----------                       -----------
     (3)(a)   Certificate of Incorporation of WAI, Inc. (Now ONEOK, Inc.), filed
              May 16, 1997 (Incorporated by reference from Exhibit 3.1 to
              Amendment No. 3 to Registration Statement on Form S-4 filed August
              6, 1997).

     (3)(b)   Certificate of Merger of ONEOK, Inc. (Formerly WAI, Inc.) Filed
              November 26, 1997 (Incorporated by reference from Exhibit (1)(b) to Form 10-Q dated May 31, 1998).

     (3)(c)   Amendment to Certificate of Incorporation of ONEOK, Inc., filed
              January 16, 1998 (Incorporated by reference from Exhibit (1)(b) to
              Form 10-Q dated May 31, 1998).

     (3)(d) By-laws of ONEOK, Inc., as amended (Incorporated by reference from Exhibit 3.2 to Amendment No. 3 to Registration Statement on Form
              S-4 filed August 31, 1997).

     (4)(a)   Article "Fourth" of the Certificate of Incorporation of ONEOK,
              Inc. (Preferred Stock and Common Stock), Incorporated by reference from Exhibit 3.1 to Amendment No. 3 to Registration Statement on
              Form S-4 filed August 31, 1997)

     (4)(b)   Certificate of Designation for Convertible Preferred stock of WAI,
              Inc. (Now ONEOK, Inc.) filed November 26, 1997 (Incorporated by reference from Exhibit 3.3 to Amendment No. 3 to Registration
              Statement on Form S-4 filed August 31, 1997).

     (4)(c)   Certificate of Designation for Series C Participating Preferred
              Stock of ONEOK, Inc., filed November 26, 1998 (Incorporated by reference from Exhibit No. 1 to Form 8-A, filed November 26,
              1997).

     (4)(d)   Indenture, dated November 28, 1989, between ONEOK Inc. and
              Security Pacific National Bank, incorporated by reference from Form S-3 Registration Statement No. 33-31979.

     (4)(e)   Indenture, dated December 1, 1990, between ONEOK Inc. and Security
              Pacific National Bank, incorporated by reference from Form 10-K dated August 31, 1991.

     (4)(f)   First Supplemental Indenture dated December 1, 1990, between ONEOK
              Inc. and Security Pacific National Bank, incorporated by reference from Form 10-K dated August 31, 1991.

     (4)(g)   Second Supplemental Indenture dated October 1, 1991, between ONEOK
              Inc. and Security Pacific National Bank, incorporated by reference from Form 10-K dated August 31, 1991.

              NOTE: Certain instruments defining the rights of holders of long-term debt are not being filed as exhibits hereto pursuant to
              Item 601(b)(4)(iii) of Registration S-K. The Company agrees to furnish copies of such agreements to the SEC upon request.

     (4)(h)   Rights Agreement, dated November 26, 1997, between ONEOK, Inc. and
              Liberty Bank and Trust Company of Oklahoma City, N.A., as Rights
              Agent (Incorporated by reference from Exhibit 2.3 to Amendment No.
              3 to Registration Statement on Form S-4 filed August 31, 1997).

     (4)(i)   Shareholder Agreement, dated November 26, 1997, between Western
              Resources, Inc. and ONEOK, Inc. (Incorporated by reference from
              Exhibit 2.2 to Amendment No. 3 to Registration Statement on Form
              S-4 filed August 31, 1997).

     (10)(a)  Key Employee Stock Plan, incorporated by reference from the 1995
              Definitive Proxy Statement.

     (10)(b) Unfunded Excess Benefit Plan of ONEOK Inc., incorporated by reference from the 1991 Definitive Proxy Statement.

     (10)(c)  Termination agreement between ONEOK Inc., and ONEOK Inc.
              Executives dated January 20, 1984, incorporated by reference from Form 10-K dated August 31, 1984.

     (10)(d)  Indemnification agreement between ONEOK Inc., and ONEOK Inc.
              Officers and Directors, incorporated by reference from Form 10-K dated August 31, 1984.

     (10)(e)  Ground Lease Between ONEOK Leasing Company and Southwestern
              Associates dated May 15, 1983, incorporated by reference from Form
              10-K dated August 31, 1983.

     (10)(f)  First Amendment to Ground Lease between ONEOK Leasing Company and
              Southwestern Associates dated October 1, 1984, incorporated by reference from Form 10-K dated August 31, 1984.

     (10)(g)  Sublease Between RMZ Corp. and ONEOK Leasing Company dated May 15,
              1983, incorporated by reference from Form 10-K dated August 31, 1983.

     (10)(h)  First Amendment to Sublease between RMZ Corp. and ONEOK Leasing
              Company dated October 1, 1984, incorporated by reference from Form
              10-K dated August 31, 1984.

     (10)(i)  ONEOK Leasing Company Lease Agreement with Oklahoma Natural Gas
              Company dated August 31, 1984, incorporated by reference from Form
              10-K dated August 31, 1985.

     (10)(j)  Private Placement Agreement ONEOK Inc. and Paine Webber
              Incorporated, dated April 6, 1993, (Medium-Term Notes, Series A, up to U.S. $150,000,000), incorporated by reference from Form 10-K dated August 31, 1993.

     (10)(k)  Issuing and Paying Agency Agreement between Bank of America Trust
              Company of New York, as Issuing and Paying Agent, and ONEOK Inc,
              (Medium-Term Notes, Series A, up to U.S. $150,000,000), incorporated by reference from Form 10-K dated August 31, 1993.

     (10)(l) Amended and Restated Credit Agreement, dated August 12, 1998, among ONEOK, Inc., the financial institutions signatories thereto and Bank of America National Trust and Saving Association, as
              Agent incorporated by reference from Form 8-k dated August 25, 1998.

     (12)     Computation of Ratio of Earnings to Combined Fixed Charges and
              Preferred Stock Dividend Requirement.

     (12)(a)  Computation of Ratio of Earnings to Fixed Charges.

     (21)     Required information concerning the registrant's subsidiaries.

     (23)     Independent Auditors' Consent, filed herewith on page 68.

     (27)(a)  Financial Data Schedule for year ended August 31, 1998.

     (27)(b)  Financial Data Schedule for year ended August 31, 1997.

     (27)(c)  Financial Data Schedule for year ended August 31, 1996.