Form 10-Q
period 1998-11-30
ONEOK INC /NEW/
filed 1999-01-13
CIK 1039684

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended November 30, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to _______



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  [X]   No


On November 30, 1998, the Company had 31,534,287 shares of common stock outstanding.

                                   ONEOK, INC.
                          QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION                                                                PAGE NO.

         Consolidated Condensed Statements of Income -
            Three Months Ended November 30, 1998 and 1997                                        3

         Consolidated Condensed Balance Sheets -
            November 30, 1998, and August 31, 1998                                               4

         Consolidated Condensed Statements of Cash Flows -
            Three Months Ended November 30, 1998 and 1997                                        5

         Notes to Consolidated Condensed Financial Statements                                    6 - 8

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                        9 - 15

         Quantitative and Qualitative Disclosures about
            Market Risk                                                                          16

PART II - OTHER INFORMATION                                                                      17 - 19

                         PART 1 - FINANCIAL INFORMATION
                          ONEOK, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                  Three Months Ended
                                                                     November 30,
(Thousands of Dollars, except per share amounts)                   1998         1997
----------------------------------------------------           ---------------------------

OPERATING REVENUES
  Regulated                                                        $186,242       $118,637
  Nonregulated                                                      201,229        195,523
                                                                   --------       --------
    Total Operating Revenues                                        387,471        314,160
                                                                   --------       --------
OPERATING EXPENSES
  Cost of gas                                                       239,836        209,273
  Operations and maintenance                                         72,131         53,762
  Depreciation, depletion, and amortization                          31,138         17,194
  General taxes                                                       9,374          5,445
  Income taxes                                                        9,387          7,438
                                                                   --------       --------
    Total Operating Expenses                                        361,866        293,112
                                                                   --------       --------
Income before interest                                               25,605         21,048
Interest                                                             11,355          8,528
                                                                   --------       --------
NET INCOME                                                           14,250         12,520
Preferred Stock Dividends                                             9,324              0
                                                                   --------       --------
    Income Available for Common Stock                              $  4,926       $ 12,520
                                                                   ========       ========
Earnings Per Share of Common Stock - Basic                         $   0.16       $   0.44
                                                                   ========       ========
Earnings Per Share of Common Stock - Diluted                       $   0.16       $   0.43
                                                                   ========       ========


Dividends Per Share of Common Stock                                $   0.31       $   0.30
                                                                   ========       ========













See accompanying notes to consolidated condensed financial statements.

                          ONEOK, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                   NOVEMBER 30,     August 31,
(Thousands of Dollars)                                                1998            1998
------------------------------------------------------------       ------------     ----------
ASSETS
Property                                                           $2,592,911       $2,601,930
   Accumulated depreciation, depletion, & amortization                926,029          915,769
                                                                   ----------       ----------
     Total  property                                                1,666,882        1,686,161
                                                                   ----------       ----------
CURRENT ASSETS:
   Cash and cash equivalents                                               40               86
   Accounts  and  notes receivable                                    216,837          177,649
   Inventories                                                        173,142          138,380
   Other  current assets                                               14,339           21,958
                                                                   ----------       ----------
     Total current assets                                             404,358          338,073
                                                                   ----------       ----------
DEFERRED CHARGES AND OTHER ASSETS:
   Regulatory assets, net                                             226,166          229,543
   Goodwill                                                            82,651           77,422
   Other                                                              116,098           91,288
                                                                   ----------       ----------
      Total deferred charges and other assets                         424,915          398,253
                                                                   ----------       ----------
       TOTAL ASSETS                                                $2,496,155       $2,422,487
                                                                   ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
COMMON SHAREHOLDER'S EQUITY:
   Common stock: $0.01 par value; authorized 100,000,000 shares; issued and outstanding 31,534,287  shares at November 30, 1998 and
    31,576,287 shares at August 31, 1998                           $      315       $      316
   Premium on capital stock                                           328,138          329,425
   Retained earnings                                                  265,959          270,808
                                                                   ----------       ----------
     Total common shareholders' equity                                594,412          600,549
Convertible Preferred Stock: $0.01 par value, Series A authorized
   100,000,000 shares; issued and outstanding 19,946,448 shares at
   November 30, 1998, and August 31, 1998                                 199              199
Convertible Preferred Stock: $0.01 par value; Series B authorized
    30,000,000 shares; issued and outstanding 125,826 shares at
    November 30, 1998, and 83,826 shares at August 31, 1998                 1                1
Premium on Preferred Stock                                            569,409          568,122
                                                                   ----------       ----------
     Total shareholders' equity                                     1,164,021        1,168,871
                                                                   ----------       ----------
LONG-TERM DEBT, EXCLUDING CURRENT PORTION                             512,355          312,355
CURRENT LIABILITIES:
   Long-term debt                                                      16,909           16,909
   Notes payable                                                       68,000          212,000
   Accounts payable                                                   154,642          136,601
   Accrued  taxes                                                      33,810           16,829
   Accrued interest                                                     8,051            7,814
   Other                                                               57,054           70,660
                                                                   ----------       ----------
     Total current liabilities                                        338,466          460,813
                                                                   ----------       ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
   Deferred income taxes                                              310,072          313,955
   Other deferred credits                                             171,241          166,493
                                                                   ----------       ----------
      Total deferred credits and other liabilities                    481,313          480,448
                                                                   ----------       ----------
     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                      $2,496,155       $2,422,487
                                                                   ==========       ==========












See accompanying notes to consolidated condensed financial statements.

                          ONEOK, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      Three Months Ended
                                                                         November 30,
(Thousands of Dollars)                                                 1998            1997
------------------------------------------------------------       ---------        ---------

OPERATING ACTIVITIES
  Net income                                                       $  14,250        $  12,520
  Depreciation, depletion, and amortization                           31,138           17,513
  Deferred income taxes                                               (3,883)            (159)
  Changes in assets and liabilities                                  (71,081)         (50,252)
                                                                   ---------        ---------
     Cash used by operating activities                               (29,576)         (20,378)
                                                                   ---------        ---------
INVESTING ACTIVITIES
  Capital expenditures, net of salvage                               (29,371)         (26,207)
  Proceeds from sale of assets                                        22,000             --
  Other                                                                 --                928
                                                                   ---------        ---------
     Cash used in investing activities                                (7,371)         (25,279)
                                                                   ---------        ---------
FINANCING ACTIVITIES
  Issuance (payment) of notes payable, net                          (144,000)          50,199
  Issuance of debt                                                   200,000             --
  Issuance of common stock                                              --              2,404
  Dividends paid                                                     (19,099)          (8,428)
                                                                   ---------        ---------
     Cash provided by financing activities                            36,901           44,175
                                                                   ---------        ---------
  Change in cash and cash equivalents                                    (46)          (1,482)
  Cash and cash equivalents at beginning of period                        86           14,377
                                                                   ---------        ---------
  Cash and cash equivalents at end of period                       $      40        $  12,895
                                                                   =========        =========










See accompanying notes to consolidated condensed financial statements.

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (UNAUDITED)

A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM REPORTING. The interim consolidated condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three months ended November 30, 1998, are not necessarily indicative of the results that may be expected for the year ending August 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended August 31, 1998.

B.       SIGNIFICANT EVENTS

On December 14, 1998, the Company announced a definitive merger agreement with Southwest Gas Corporation (Southwest). The agreement provides for the Company to pay $28.50 per share for Southwest common stock outstanding, valuing Southwest at approximately $1.8 billion, including assumed debt. The addition of 1.2 million customers to the Company's existing 1.4 million customers will create the largest stand-alone gas distribution company in the United States serving customers in Arizona, Nevada and California as well as Oklahoma and Kansas. Terms of the agreement call for three Southwest Gas directors to be elected to the Company's Board of Directors. The merger, to be accounted for by the purchase method, is expected to close during the fall of 1999 subject to approvals by Southwest shareholders, state regulators in Arizona, California and Nevada and the Federal Energy Regulatory Commission.

Also in December 1998, the Company announced a strategic alliance with Magnum Hunter Resources, Inc. (Magnum). The alliance seeks to maximize natural gas production and development opportunities for both companies. The Company will purchase $50 million of Magnum convertible preferred stock initially becoming a 31 percent equity owner. Additionally, the Company has agreed to participate with Magnum in a pending acquisition of reserves and a gathering system. The participation is limited to $9 million of the proposed $36 million aggregate purchase price and gives the Company the right to participate on a nonpromotive basis in future acquisitions.

ONEOK Resources signed two reserve acquisition agreements on November 20, 1998, which are expected to close in the second quarter. Both transactions are primarily natural gas reserves located in Oklahoma. A cash for stock agreement with a purchase price of $28.5 million, subject to certain adjustments, includes over 500 producing wells, significant behind pipe reserves and development drilling opportunities located in the Anadarko Basin of Oklahoma. Estimated reserves could exceed 32 Bcfe. A second acquisition of 118 producing gas and oil properties located in Beckham and Roger Mills Counties in Oklahoma has estimated reserves that could exceed 43 Bcfe. This acquisition has a cash purchase price of $25.5 million, subject to certain adjustments. These transactions and the Magnum alliance are consistent with the Company's strategy to acquire additional gas reserves in its primary areas of operation which in turn add value to all of the Company's operations.

On November 4, 1998, the Company consummated an agreement with Duke Energy Field Services to sell certain nonstrategic assets of the Company. The assets sold include a gas treating plant located in Oklahoma, a gas processing plant located in Kansas, gas and oil reserves and a gas processing plant located in Louisiana, and half of the Company's interest in the Sycamore Gas Gathering System located in Oklahoma.

On November 26, 1997, the Company acquired substantially all of the natural gas assets of Western Resources, Inc. For accounting purposes, the acquisition became effective November 30, 1997. The table of unaudited pro forma information for the three months ended November 30, 1997, presents a summary of consolidated results of operation of the Company as if the acquisition had occurred at the beginning of fiscal year 1997. The results do not necessarily reflect the results which would have been obtained if the acquisition had actually occurred on the date indicated or the results which may be expected in the future.


                                                                     Three Months Ended
(Thousands of Dollars,                                                  November 30,
except per share amounts)                                            1998          1997
                                                                   (ACTUAL)     (Pro Forma)
---------------------------------------------------                ---------     ---------
Total operating revenues                                           $387,471       $507,202
Income before interest and income taxes                            $ 25,605       $ 23,884
Net income                                                         $ 14,250       $ 14,317
Preferred stock dividends                                          $  9,324       $  8,975
Income available for common stock                                  $  4,926       $  5,342
Earnings per share of common stock - basic                         $   0.16       $   0.17
Earnings per share of common stock - diluted                       $   0.16       $   0.17
                                                                   --------       --------


On December 18, 1998, the Oklahoma Corporation Commission filed an application to initiate a proceeding to review the Company's rates, charges, and services for the regulated operation in Oklahoma. The application contemplates a test year ending November 30, 1998.

C.       REGULATORY ASSETS

The table is a summary of regulatory assets, net of amortization, at November 30, 1998, and August
31, 1998.

                                                                    NOV. 30,      Aug. 31,
(Thousands of Dollars)                                                1998          1998
---------------------------------------------------                ---------     ---------
Recoupable take-or-pay                                             $ 89,679       $ 90,708
Pension costs                                                        24,017         25,061
Postretirement costs other than pension                              60,699         59,963
Income taxes                                                         25,863         26,447
Transition costs                                                     18,330         18,447
Other                                                                 7,578          8,917
                                                                   --------       --------
    Regulatory assets, net                                         $226,166       $229,543
                                                                   ========       ========

D.       Supplemental Cash Flow Information

The table is supplemental information relative to the Company's cash flows for the three months ended November 30, 1998 and 1997.


                                                                        Three Months Ended
                                                                           November 30,
(Thousands of Dollars)                                                1998           1997
---------------------------------------------------                ---------       ---------

Cash paid during the period for:
     Interest                                                      $  11,118       $   8,945
     Income taxes                                                  $   2,500       $   2,307
Noncash transactions:
     Gas received as payment in kind                               $      61       $      59
Acquisition of assets & liabilities
     Plant, property, & equipment                                       --         $ 709,310
     Current assets                                                     --         $ 232,288
     Deferred debits                                                    --         $  31,928
     Current liabilities                                                --         ($ 24,189)
     Debt assumed                                                       --         ($152,115)
     Deferred credits                                                   --         ($ 54,805)
     Deferred income taxes                                              --         ($ 90,527)
     Stock                                                              --         ($651,890)
                                                                   =========       =========

E.       EARNINGS PER SHARE INFORMATION

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), during the second quarter of fiscal 1998. All prior periods have been restated. SFAS 128 replaces the "primary earnings per share" ("primary EPS") and "fully diluted earnings per share" ("fully diluted EPS") with "basic earnings per share" ("basic EPS") and "diluted earnings per share" ("diluted EPS"). Unlike the calculation of primary EPS which includes, in its denominator, "common stock equivalents", basic EPS is calculated using only the actual weighted average shares outstanding during the relevant periods. The following is a required reconciliation of the numerators and denominators of the basic and diluted EPS computations.


                                             Three Months Ended November 30, 1998
                                                                          Per Share
(In Thousands except per share amounts)     Income           Shares          Amount
---------------------------------------     -------          -------      ----------
BASIC EPS
Income available to common stockholders     $4,926            31,535          $0.16
                                                                              =====
EFFECT OF DILUTIVE SECURITIES
   Options                                       -                43
   Convertible preferred stock                   -                 -
DILUTED EPS
  Net income + assumed conversions          $4,926            31,578          $0.16
                                                                              =====


      Preferred stock is convertible to common stock under certain conditions.
       The total preferred shares at November 30, 1998, are 20,072,274 which are convertible into common stock.

                                               Three Months Ended November 30, 1997
                                                                           Per Share
(In Thousands except per share amounts)       Income          Shares         Amount
---------------------------------------     -------          -------      ----------
BASIC EPS
Income available to common stockholders      $12,520          28,268           $0.44
                                                                               =====

EFFECT OF DILUTIVE SECURITIES
   Options                                         -           1,096
   Convertible preferred stock                     -               -
DILUTED EPS
  Net income + assumed conversions           $12,520          29,364           $0.43
                                                                               =====


F.  ENVIRONMENTAL

In connection with the Western transaction, the Company acquired 12 manufactured gas sites located in Kansas which may contain coal tar and other potentially harmful materials that are classified as hazardous material. Hazardous materials are subject to control or remediation under various environmental laws and regulations. A consent agreement with the Kansas Department of Health and Environment (KDHE) presently governs all future work at these sites. The terms of the consent agreement allow the Company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. The prioritized sites will be investigated over a ten year period. At November 30, 1998, the costs of the investigations and risk analysis have been minimal. Limited information is available about the sites and no testing has been performed. Management's best estimate of the cost of remediation ranges from $100 thousand to $10 million per site based on a limited comparison of costs incurred to remediate comparable sites. These estimates do not give effect to potential insurance recoveries, recoveries through rates or from third parties. The KCC has permitted others to recover their remediation costs through rates. It should be noted that additional information and testing could result in costs significantly below or in excess of the amounts estimated above. To the extent that such remediation costs are not recovered, the costs could be material to the Company's results of operations and cash flows depending on the degree of remediation required and number of years over which the remediation must be completed.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains statements concerning Company expectations or predictions of the future that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are intended to be covered by the safe harbor provision of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are based on management's beliefs and assumptions based on information currently available. It is important to note that actual results of Company earnings could differ materially from those projected in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, the following: (i) the effects of weather and other natural phenomena; (ii) increased competition from other energy suppliers as well as alternative forms of energy; (iii) the capital intensive nature of the Company's business; (iv) economic climate and growth in the geographic areas in which the Company does business; (v) the uncertainty of gas and oil reserve estimates; (vi) the timing and extent of changes in commodity prices for natural gas, electricity, and crude oil; (vii) the nature and projected profitability of potential projects and other investments available to the Company; (viii) conditions of capital markets and equity markets; (ix) Year 2000 issues, and (x) the effects of changes in governmental policies and regulatory actions, including income taxes, environmental compliance and authorized rates. Accordingly, while the Company believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in Company documents, the words "anticipate", "expect", "projection", "goal", or similar words are intended to identify forward-looking statements. The Company does not have any intention or obligation to update forward-looking statements after they distribute this 10-Q even if new information, future events or other circumstances have made them incorrect or misleading.

A.       RESULTS OF OPERATIONS

ONEOK, Inc. provides natural gas and related products and services to its customers through regulated and nonregulated segments. The regulated business unit provides natural gas distribution and transmission services for about three-fourths of Oklahoma and two-thirds of Kansas. The Company serves approximately 1.4 million customers in Oklahoma and Kansas. The nonregulated business unit is primarily involved in the marketing, gathering and processing, and production of natural gas and natural gas liquids.

CONSOLIDATED OPERATIONS

The Company continues to seek opportunities to strengthen its competitive edge and position itself to be a leader in the industry. On December 14, 1998, the Company announced a definitive merger agreement with Southwest Gas Corporation (Southwest). The transaction will add 1.2 million customers to the existing 1.4 million customers and will create the largest stand-alone gas distribution company in the United States. The Company will be the primary gas distribution company in Arizona and Nevada, two of the country's fastest growing states, as well as in Oklahoma and Kansas. The Company will also have a presence in California. The merger is expected to close during the fall of 1999 subject to approvals by Southwest shareholders, state regulators in Arizona, California and Nevada and the Federal Energy Regulatory Commission.

Also in December, the Company announced a strategic alliance with Magnum Hunter Resources, Inc. (Magnum). The alliance seeks to maximize natural gas production and development opportunities for both companies. The Company will purchase $50 million of Magnum convertible preferred stock initially becoming a 31 percent equity owner. Additionally, the Company has agreed to participate with Magnum in a pending acquisition of reserves and a gathering system. The participation is limited to $9 million of the proposed $36 million aggregate purchase price and gives the Company the right to participate on a nonpromotive basis in future acquisitions.

ONEOK Resources completed two reserve acquisition agreements on November 20, 1998. Both transactions are primarily natural gas reserves located in Oklahoma. A cash for stock agreement with a purchase price of $28.5 million, subject to certain adjustments, includes over 500 producing wells, significant behind pipe reserves and development drilling opportunities located in the Anadarko Basin of Oklahoma. Estimated reserves could exceed 32 Bcfe. A second acquisition of 118 producing gas and oil properties located in Beckham and Roger Mills Counties in Oklahoma has estimated reserves that could exceed 43 Bcfe. This acquisition has a cash purchase price of $25.5 million, subject to certain adjustments. These transactions and the Magnum alliance are consistent with the Company's strategy to acquire additional gas reserves in its primary areas of operation which in turn add value to all of the Company's operations.

Certain nonstrategic assets in the nonregulated operations in Oklahoma, Kansas, and Louisiana were sold during the quarter. These assets included a gas treating plant, two gas processing plants, oil and gas reserves and half of the Company's interest in the Sycamore Gas Gathering System.

The Company just completed twelve months of operation of the gas assets acquired through the strategic alliance with Western Resources, Inc. (Western). This alliance allowed the Company to extend its regulated operations into the state of Kansas and serve two-thirds of that state.

Net income for the first quarter of fiscal 1999 exceeded that for the same quarter one year ago. Income available for common stockholders decreased due to the preferred stock dividends of $9 million in the first quarter of fiscal 1999. For the same period one year ago, there were no preferred stock dividends. The preferred stock upon which the dividends were accrued is the convertible preferred stock, series A and B, which has been issued to Western as part of the strategic alliance with Western. To a significant degree, the preferred dividends negatively affect earnings from the acquisition in the first and fourth quarters of the year due to the weather related fluctuations of the gas operations acquired. During those quarters, the dividend requirement exceeds income before interest and income taxes.



                                                                      Three Months Ended
                                                                         November 30,
(Thousands of dollars)                                                1998         1997
---------------------------------------------------                --------       --------
FINANCIAL RESULTS
Operating revenues - regulated                                     $186,242       $118,637
Operating revenues - nonregulated                                   201,229        195,523
                                                                   --------       --------
  Total operating revenues                                          387,471        314,160
Operating costs                                                     321,341        268,480
Depreciation, depletion and amortization                             31,138         17,194
                                                                   --------       --------
  Income before interest and income taxes                          $ 34,992       $ 28,486
                                                                   ========       ========







                                    [GRAPH]

Year 2000. The Company is currently addressing the effect of Year 2000 (Y2K) issues on its information systems and operations. The Y2K issue arose because many computer systems and application software (IT applications), and plant and equipment (Embedded Technology) were constructed using an abbreviated date field which eliminates the first two digits of the year, assuming that these two digits would always be "19". On January 1, 2000, these systems may incorrectly recognize the date as January 1, 1900. Some IT applications and Embedded Technology may incorrectly process critical financial and operating information or stop processing altogether.

The Company recognized this potential problem and began rewriting and remediating its existing IT applications and Embedded Technology. The Company's mainframe software is approximately 75 percent compliant with all other systems being 90 percent compliant. The Company estimates that approximately 75 percent of Embedded Technology, which the Company deems significant to their operations, is Year 2000 compliant. Remediated programs are being tested prior to being declared compliant. The estimated completion date of this program is April 1999, provided that the Company is able to retain, or replace if required, such key personnel as are necessary for the conversion of its remaining programs and applications.

The primary business risk associated with Y2K is the Company's ability to continue to transport and distribute gas to its customers without interruption. In the event the Company and/or its suppliers and vendors are unable to remediate the Y2K problem prior to January 1, 2000, operations of the Company could be significantly impacted. In order to mitigate this risk, the Company is developing a contingency plan to continue operations through manual intervention and other procedures should it become necessary to do so. Such procedures may include back-up power supply for its critical pipeline and storage operations and, if necessary, curtailment of supply. The Company's significant storage capacity could be used to supplement system supply in the event its suppliers cannot make deliveries. The Company expects to complete its operational contingency plan by the end of fiscal 1999.

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

The Company has spent approximately $1 million to prepare their systems for Y2K compliance and expects remaining costs to be approximately $1 million.

REGULATED OPERATIONS

The regulated business unit provides natural gas distribution, transportation, gas supply, and storage services in Oklahoma and Kansas. The Company's operations in Oklahoma are conducted through Oklahoma Natural Gas Company Division, ONEOK Gas Transportation Company Division and three wholly-owned subsidiaries, ONEOK Gas Transportation, L.L.C., ONG Transmission Company, and ONEOK Sayre Storage Company, which together form an integrated intrastate natural gas distribution and transmission business which serves residential, commercial, and industrial customers in about 75 percent of the state of Oklahoma. These companies will be collectively referred to herein as Oklahoma Natural Gas (ONG). The Company's operations in Kansas are conducted through Kansas Gas Service Company Division (Kansas Gas Service) and Mid Continent Market Center (MCMC), a wholly-owned transportation company. These companies will be collectively referred to as KGS. KGS's regulated gas operations are primarily engaged in distribution and intrastate gas transportation, as well as gas wheeling, parking, balancing and storage services. Kansas Gas Service serves residential, commercial, and industrial customers in about 67 percent of Kansas. Kansas Gas Service also conducts regulated gas distribution operations in northeastern Oklahoma. ONG is subject to regulatory oversight by the Oklahoma Corporation Commission (OCC). KGS is subject to regulatory oversight by the Kansas Corporation Commission (KCC) and the OCC.

                                                                                                          {GRAPH]
                                                                     Three Months Ended
                                                                        November 30,
(Thousands of Dollars)                                               1998         1997
------------------------------                                     --------       --------
FINANCIAL RESULTS
Gas Sales                                                          $164,570       $106,365
Cost of Gas                                                          89,183         57,435
                                                                   --------       --------
  Gross margins on gas sales                                         75,387         48,930
PCL, ECT, and transportation margins                                 20,787          8,192
Other revenues                                                        8,448          4,901
                                                                   --------       --------
  Net revenues                                                      104,622         62,023
Operating expenses                                                   66,168         32,112
Depreciation, depletion and amortization                             21,813         13,295
                                                                   --------       --------
  Income before interest and income taxes                          $ 16,641       $ 16,616
                                                                   ========       ========





Net revenues, operating expenses, and depreciation, depletion and amortization were higher this quarter than the same quarter one year ago primarily due to inclusion of KGS's operations this quarter. However, unseasonably warm weather, which was not temperature-adjusted in Kansas, reduced the expected increase in gross margins on gas sales. While the number of customers increased by 651,094, the volumes delivered increased by only 7,779 Mmcf. Other revenue increased primarily due to increased storage revenue. On a pro forma basis, assuming the Western acquisition had occurred at September 1, 1997, net revenues and operating expenses would have been $109 million and $67 million, respectively, for the three months ended November 30, 1997.

                                                                     Three Months Ended
                                                                       November 30,
                                                                     1998        1997
                                                                    ------      ------

Gross Margin per Mcf
OKLAHOMA
  Residential                                                      $   4.18    $   3.50
  Commercial                                                       $   2.87    $   2.28
  Industrial                                                       $   1.19    $   1.04
  Pipeline capacity leases                                         $   0.23    $   0.18
KANSAS
  Residential                                                      $   3.36         --
  Commercial                                                       $   2.23         --
  Industrial                                                       $   1.99         --
  End-use customer transportation                                  $   0.43         --
                                                                   ========    ========


                                                                       Three Months Ended
                                                                          November 30,
                                                                      1998              1997
                                                                     ------            ------
Number of customers                                                 1,401,198          750,104
Capital expenditures (thousands)                                   $   27,969       $   20,977
Identifiable assets (thousands)                                    $2,036,485       $1,939,168
                                                                   ==========       ==========


                                                                    Three Months Ended
                                                                       November 30,
                                                                     1998        1997
                                                                   ------       ------
Volumes (MMcf)
Gas sales
  Residential                                                      13,843       11,358
  Commercial                                                        5,668        5,253
  Industrial                                                        1,127        1,681
PCL and ECT                                                        46,298       40,865
                                                                   ------       ------
Total                                                              66,936       59,157
                                                                   ======       ======

Nonregulated Operations

The Company's nonregulated operations are involved in the marketing, gathering and processing, and production of natural gas and natural gas liquids. The gas marketing subsidiary conducts its activities in 17 states. The Company's interest in gas liquids extraction plants and its producing properties are concentrated principally in Oklahoma and New Mexico. The strategic alliance with Western increased the Company's interest to 42 percent in a New Mexico plant with a gross capacity of 220 Mmcf per day. The Company also operates its headquarters office building and a parking garage.

The Company adheres to a prudent risk management strategy of hedging fixed price or location differential transactions using natural gas contracts or other derivative agreements to offset potential price risk exposure.

                                                                      Three Months Ended
                                                                         November 30,
(Thousands of Dollars)                                                1998          1997
--------------------------------------------------                    ----          ----
FINANCIAL RESULTS
COMBINED NONREGULATED OPERATIONS
Gas Sales                                                          $168,395       $167,330
Cost of Gas                                                         163,980        165,655
                                                                   --------       --------
  Gross margins on gas sales                                          4,415          1,675
Gas and oil production                                               13,166          8,322
Gas processing, net                                                   3,694          9,326
Other                                                                15,698          5,090
                                                                   --------       --------
  Net revenues                                                       36,973         24,413
Operating expenses                                                   10,152          8,644
Depreciation, depletion and amortization                              8,470          3,899
                                                                   --------       --------
  Income before interest and income taxes                          $ 18,351       $ 11,870
                                                                   ========       ========

                                                                   Three Months Ended
                                                                      November 30,
                                                                   1998          1997
                                                                   ----          ----
COMBINED NONREGULATED
  NATURAL GAS OPERATIONS
Natural gas volumes (MMcf)
  Marketing                                                        86,556       57,477
  Natural gas production                                            5,714        3,173
  Residue gas                                                       1,333        1,478
                                                                   ------       ------
  Total natural gas volumes                                        93,603       62,128
                                                                   ------       ------
Less intersegment sales
  Marketing                                                         2,387        2,886
  Natural gas production                                            1,825        1,127
  Residue gas                                                       1,333          492
                                                                   ------       ------
   Total intersegment sales                                         5,545        4,505
                                                                   ------       ------
Net Natural gas volumes                                            88,058       57,623
                                                                   ======       ======

MARKETING

                                                                     Three Months Ended
                                                                        November 30,
(Thousands of Dollars)                                               1998          1997
--------------------------------------------------                   ----          ----

Natural gas sales                                                  $168,395       $167,330
Cost of Gas                                                         163,980        165,655
                                                                   --------       --------
  Gross margins on gas sales                                          4,415          1,675
Other                                                                 2,026          2,441
                                                                   --------       --------
  Operating revenues                                                  6,441          4,116
Operating costs, net                                                  1,807            947
Depreciation, depletion and amortization                                 45            129
                                                                   --------       --------
  Income before interest and income taxes                          $  4,589       $  3,040
                                                                   ========       ========


                                                                     Three Months Ended
                                                                        November 30,
                                                                     1998          1997
                                                                     ----          ----
OPERATING INFORMATION
Natural gas volumes (MMcf)                                           86,556         57,477
Capital expenditures (thousands)                                   $    600           --
Identifiable assets (thousands                                     $138,599       $164,993
                                                                   --------       --------





The Company's marketing operation purchases and markets natural gas, primarily in the mid-continent area of the United States. The Company continues to focus on daily trading rather than on low margin baseload trading. The alliance with Western has increased gas sales volumes by adding a retail customer base to the previous wholesale base. Gas sales revenue remained flat despite increased volumes due to the decrease in the sales rate per Mcf.

The Company has been granted a rate schedule by the Federal Energy Regulatory Commission (FERC) to trade electricity at market-based wholesale rates. An exchange agreement to trade natural gas for electricity has been finalized, and the Company is in the process of establishing other agreements.


GATHERING AND PROCESSING
                                                                    Three Months Ended
                                                                      November 30,
(Thousands of dollars)                                              1998          1997
--------------------------------------------------                  ----          ----

Gas processing, net                                                $ 3,556       $ 8,821
Other                                                                6,870            24
                                                                   -------       -------
  Operating revenues                                                10,426         8,845
Operating costs, net                                                 1,931         1,683
Depreciation, depletion and amortization                               516           566
                                                                   -------       -------
  Income before interest and income taxes                          $ 7,979       $ 6,596
                                                                   =======       =======

                                                                    Three Months Ended
                                                                       November 30,
                                                                    1998          1997
                                                                    ----          ----
OPERATING INFORMATION
Residue gas (MMcf)                                                   1,333         1,478
Natural gas liquids (MGal)                                          29,548        58,616
Average NGL's price (MGal)                                         $ 0.227       $ 0.342
Capital expenditures (thousands)                                   $ 3,620       $ 1,017
Identifiable assets (thousands)                                    $54,260       $58,025
                                                                   -------       -------


The Company's sale of its interest in eleven gas processing plants in the second quarter of fiscal 1998 eliminated its interest in "fuel and shrink" plants which are subject to volatile swings in profitability. The reduction in natural gas liquids volumes for this quarter compared to one year ago was primarily due to the sale of these properties. Revenue from gas processing sales also decreased due to the average price per gallon decreasing from 34.2 cents in the first quarter of fiscal 1998 to 22.7 cents in the first quarter of fiscal 1999. Certain nonstrategic assets sold included a gas processing plant and one-half of the Company's interest in a gas gathering system. Other revenue for the first quarter of fiscal 1999 included the gain on the sale of these assets.


PRODUCTION

                                                                    Three Months Ended
                                                                       November 30,
(Thousands of Dollars)                                              1998          1997
--------------------------------------------------                  ----          ----

Natural gas sales                                                  $11,812       $ 6,997
Oil sales                                                            1,354         1,325
Liquids and residue                                                    138           505
Other                                                                  118           378
                                                                   -------       -------
  Operating revenues                                                13,422         9,205
Operating costs, net                                                 3,847         3,460
Depreciation, depletion and amortization                             7,637         3,110
                                                                   -------       -------
  Income before interest and income taxes                          $ 1,938       $ 2,635
                                                                   =======       =======


                                                                     Three Months Ended
                                                                        November 30,
                                                                     1998          1997
                                                                     ----          ----
Proved reserves
  Gas (MMcf)                                                        175,048         84,125
  Oil (MBbls)                                                         3,273          2,076
                                                                  --------        --------
Production
  Gas (MMcf)                                                          5,714          3,173
  Oil (MBbls)                                                           105             70
                                                                   --------       --------
Average price
  Gas (Mcf)                                                        $   2.07       $   2.21
  Oil (Bbls)                                                       $  12.94       $  18.93
                                                                   --------       --------
Capital expenditures (thousands)                                   $  3,620       $  3,633
Identifiable assets (thousands                                     $242,028       $102,583
                                                                   --------       --------


Gas volumes sold increased this quarter compared to the same quarter one year ago while gas prices decreased. Acquisitions during fiscal 1998 were the primary reason for the increases in volumes. Accordingly, operating costs and depreciation, depletion, and amortization also increased over the same quarter one year ago due to an increased number of wells.

FINANCIAL FLEXIBILITY AND LIQUIDITY

The Company's capitalization structure is 66 percent equity and 34 percent debt (including short-term debt) at November 30, 1998, and November 30, 1997.

During the first quarter of fiscal 1999, the Company filed a shelf registration for $400 million in new long-term debt. The Company issued $200 million in debt under this shelf registration and used the proceeds for general corporate purposes including repayment of short-term debt. In November, 1998, the

Company made tender offers on $125 million of 9.70 percent long-term debt and $75 million of 9.75 percent long-term debt with the purpose of reducing overall interest expense. In December, 1998, all but $22 million of this debt was redeemed and replaced with short-term debt at a lower interest rate. It is expected that this short-term debt will be converted to long-term debt during fiscal 1999. The $18.5 million premium associated with the redemption will be amortized over the life of the new notes.

Cash provided by operating activities remains strong and continues as the primary source for meeting day-to-day cash requirements. However, due to seasonal fluctuations and additional capital requirements, the Company will continue to periodically access funds through short-term credit agreements and, if necessary, through long-term borrowings.

OPERATING CASH FLOWS

Operating cash flows for the three months ended November 30, 1998, as compared to the same period one year ago are lower due to changes in accounts receivables and payables and increases in inventories.

INVESTING CASH FLOWS

Capital expenditures for the three months ended November 30, 1998 and 1997 are as follows:


[GRAPH]


(MILLIONS OF DOLLARS)  1998       1997
---------------------  -----      -----
Non-regulated          $10.3      $ 4.6
  Processing             3.6        1.0
  Production             3.7        3.6
  Other                  3.0          -
                       -----      -----
Regulated              $27.9      $20.4
                       =====      =====






FINANCING CASH FLOW

At November 30, 1998, $529 million of long-term debt was outstanding. As of that date, the Company could have issued $800 million of additional long-term debt under the most restrictive provisions contained in its various borrowing agreements.

The Company believes that internally generated funds and access to financial markets will be sufficient to meet its normal debt service, dividend requirements, and capital expenditures.

LIQUIDITY

The regulated segment continues to face competitive pressure to serve the substantial market represented by its large volume customers. The loss of a substantial portion of that load, without recoupment of the revenues from that loss, could have a materially adverse effect on the Company's financial condition. However, rates are structured to reduce the Company's risk in serving its large volume customers.

In response to the rules issued by the OCC in January 1998 which would require the Company to competitively bid transmission service into its distribution system, the Company filed a plan on April 1, 1998, for upstream unbundling. The OCC rejected the plan and issued an interim order outlining how the Company was to proceed with upstream unbundling. The ultimate outcome of these proceedings and their impact, if any, on future earnings and cash flow cannot be predicted at this time.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT - The Company, substantially through its nonregulated segments, is exposed to market risk in the normal course of its business operations to the impact of market fluctuations in the price of natural gas and oil. Market risk refers to the risk of loss in cash flows and future earnings arising from adverse changes in commodity energy prices. The Company's primary exposure arises from fixed price purchase or sale agreements which extend for periods of up to 48 months, gas in storage inventories utilitized by the gas marketing operation, and anticipated sales of oil and gas production. To a lesser extent, the Company is exposed to risk of changing prices or the cost of intervening transportation resulting from purchasing gas at one location and selling it at another (hereinafter referred to as basis risk). To minimize the risk from market fluctuations in the price of natural gas and oil, the Company uses commodity derivative instruments such as future contracts, swaps and options to hedge existing or anticipated purchase and sale agreements, existing physical gas in storage, and basis risk. None of these derivatives are held for speculative purposes. The Company adheres to policies and procedures which limit its exposure to market risk from open positions and monitors its exposure to market risk. The results of the Company's derivative hedging activities continue to meet its stated objective.

All of the Company's long-term debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates.

Kansas Gas Service uses derivative instruments to hedge the cost of anticipated gas purchases during the winter heating months to protect its customers from upward volatility in the market price of natural gas. The gain or loss resulting from such derivatives is combined with the physical cost of gas and recovered from the customer through the gas purchase clause in rates. The Company has no market risk associated with such activities and, accordingly, these derivatives have been omitted from the value-at-risk disclosures below.

VALUE-AT-RISK DISCLOSURE OF MARKET RISK - The estimation of potential losses that could arise from changes in market conditions is typically accomplished through the use of statistical models that seek to predict risk of loss based on historical price and volatility patterns. The value-at-risk (VAR) measurement used by the Company is based on J.P. Morgan's RiskMetrics(TM) model, which measures recent volatility and correlation in the price of natural gas and oil, pulls through current price levels and net deltas, and applies estimates made by management regarding the time required to liquidate positions and the degree of confidence placed in the accuracy of the volatility and correlation estimates. The Company's VAR calculation presents a comprehensive market risk disclosure by combining its commodity derivative portfolio used to hedge price and basis risk together with the current portfolio of firm physical purchase and sale contracts and nonregulated gas-in-storage inventory. At November 30, 1998, the Company's estimated potential one-day favorable or unfavorable impact on future earnings, as measured by the VAR, using a 95 percent confidence level, diversified correlation and assuming three days to liquidate positions is immaterial.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

APPLICATION OF ERNEST G. JOHNSON, DIRECTOR OF THE PUBLIC UTILITY DIVISION, OKLAHOMA CORPORATION COMMISSION, TO CONDUCT A FINANCIAL REVIEW OF THE BOOKS AND RECORDS OF OKLAHOMA NATURAL GAS COMPANY, Cause PUD No. 980000570, before the Oklahoma Corporation Commission. On October 13, 1998, the Public Utility Division ("PUD") of the Oklahoma Corporation Commission ("Commission") filed an application requesting that the Commission direct the PUD Staff to conduct a financial review of the Company for the year ending August 31, 1998. The Application also requested that after the Staff has completed its review, the Commission schedule a hearing to consider the appropriate treatment of the issues, and to enter an order which establishes the appropriate remedy, which may include the initiation of a case for determination as to the appropriate levels of rates and charges. The Attorney General has entered an appearance in the case. An Administrative Law Judge, on November 5, 1998, granted the motion to intervene of the Oklahoma Industrial Energy Consumers and on December 3, 1998, granted the motions to intervene of Transok, L.L.C. and Enogex, Inc..

JOINT APPLICATION OF OKLAHOMA NATURAL GAS COMPANY, A DIVISION OF ONEOK, INC., ONEOK GAS TRANSPORTATION COMPANY, A DIVISION OF ONEOK, INC., AND KANSAS GAS SERVICE COMPANY, A DIVISION OF ONEOK, INC., FOR APPROVAL OF THEIR UNBUNDLING PLAN FOR NATURAL GAS SERVICES UPSTREAM OF THE CITY GATES OR AGGREGATION POINTS, Cause PUD No. 980000177, before the Oklahoma Corporation Commission. On October 5, 1998, the Oklahoma Supreme Court determined that the Interim Order was an appealable order and denied the motions to dismiss the appeal. In respect to the Amended Interim Order, on October 22, 1998, the Oklahoma Supreme Court issued an order directing that the motion to dismiss the appeal filed by the Commission be withdrawn as moot and that the Company's motion to dismiss the petition was held in abeyance until the decision stage of the appeal.

IN THE MATTER OF COMMISSIONER BOB ANTHONY'S INSPECTION OF THE BOOKS AND RECORDS OF ANY PUBLIC SERVICE CORPORATION AND EXAMINATION, UNDER OATH, OF ANY OFFICER, AGENT OR EMPLOYEE OF SUCH, IN RELATION TO THE BUSINESS AND AFFAIRS OF ARKANSAS LOUISIANA GAS COMPANY, A DIVISION OF NORAM ENERGY CORP., AND OKLAHOMA NATURAL GAS COMPANY, A DIVISION OF ONEOK INC., PURSUANT TO OKLAHOMA CONSTITUTION ARTICLE 9, SECTIONS 18, 28, AND 34, Cause No. PUD 960000039 and Related Dockets (PUD 86-85, 96-100, 16-186), Oklahoma Corporation Commission. On December 15, 1998, the Commission entered its Order denying the motion of ONG to dismiss the Application of Michael Edward McAdams and John Powell Walder for Relief for Improper and Excessive Costs, Cause No. PUD 98000188, seeking a review of the gas purchase agreement between ONG and Dynamic Energy Resources. The Application was remanded to the Administrative Law Judge for purposes of conducting a full evidentiary hearing on the merits and preparing a report to the Commission.

APPLICATION OF ERNEST G. JOHNSON, DIRECTOR OF THE PUBLIC UTILITY DIVISION OF THE OKLAHOMA CORPORATION COMMISSION, TO REVIEW THE RATES, CHARGES, SERVICES AND SERVICE TERMS OF OKLAHOMA NATURAL GAS COMPANY, A DIVISION OF ONEOK, AND ALL AFFILIATED COMPANIES AND ANY AFFILIATE OR NONAFFILIATE TRANSACTION RELEVANT TO SUCH INQUIRY, Cause PUD No. 980000683, Oklahoma Corporation Commission. On December 18, 1998, the Director of the Commission's Public Utility Division filed an application on behalf of the Commission Staff to initiate a proceeding to review Oklahoma Natural's rates, charges, and services, and any relevant affiliate and non-affiliate transactions, and to establish rates upon completion of such review. The Application contemplates a test year ending November 30, 1998. Staff also requested that Oklahoma Natural be required to prepare and file by March 31, 1999, all testimonies, schedules, and supporting documentation needed to complete Staff's review.

UNITED STATES OF AMERICA, EX REL. JACK GRYNBERG V. ALASKA PIPELINE CO., ET AL., (INCLUDING ONEOK, INC.), No. 95-725, in the United States District Court for the District of Columbia. On October 6, 1998, the United States Court of Appeals for the District of Columbia issued an order granting the motion for summary affirmance filed by several of the Appellees, including the Combined Defendants of which the Company is a member, affirming the holding of the District Court that the Court did not have personal jurisdiction over all of the named defendants and that Grynberg has no basis to join the defendants in the same lawsuit. Grynberg can file a motion for rehearing with the Court of Appeals on or before January 14, 1999 or file a petition for writ of certiorari with the United States Supreme Court on or before February 28, 1999.

ITEM 5.  OTHER INFORMATION

INCORPORATED BY REFERENCE. Agreement and Plan of Merger between ONEOK, Inc., Oasis Acquisition Corporation, and Southwest Gas Corporation, dated December 14, 1998. (Incorporated by reference from Exhibit 99.6 of Form 8-K Current Report, dated December 16, 1998.)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-KA

(b)      REPORTS

         September 24, 1998 - Filed prospectus and preliminary prospectus supplement relating to Series Senior Insured Quarterly Notes due September 30, 2028.

         October 2, 1998 - Amended 8-K filed on September 24, 1998

         December 16, 1998 - Agreement and Plan of Merger between ONEOK, Inc., Oasis Acquisition Corporation, and Southwest Gas Corporation.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of January 1999.


                                        ONEOK, Inc.
                                        Registrant

                                        By:  J. D. Neal
                                             ---------------------------------
                                             J. D. Neal
                                             Vice President, Chief Financial
                                             Officer, and Treasurer (Principal
                                             Financial and Accounting Officer)

                        Exhibit Index


Exhibit                 Description
  27                    Financial Data Schedule
