Form 10-Q
period 1999-02-28
ONEOK INC /NEW/
filed 1999-04-14
CIK 1039684

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934 for the quarterly period ended February 28, 1999.

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 for the transition period from to
                                                            --------------
     ------------------



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

On February 28, 1999, the Company had 31,636,119 shares of common stock outstanding.

                                   ONEOK, INC.
                          QUARTERLY REPORT ON FORM 10-Q


PART I - FINANCIAL INFORMATION                                    PAGE NO.

   Consolidated Condensed Statements of Income -
      Three Months and Six Months Ended
      February 28, 1999 and 1998                                     3

   Consolidated Condensed Balance Sheets -
      February 28, 1999 and August 31, 1998                          4

   Consolidated Condensed Statements of Cash Flows -
      Six Months Ended February 28, 1999 and 1998                    5

   Notes to Consolidated Condensed Financial Statements              6 - 8

   Management's Discussion and Analysis of
      Financial Condition and Results of Operations                  9 - 20

PART II - OTHER INFORMATION                                         21 - 22

                         PART 1 - FINANCIAL INFORMATION
                          ONEOK, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


-------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended              Six Months Ended
                                                           February 28,                   February 28,
(Thousands of Dollars, except per share amounts)       1999           1998            1999            1998
-------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
  Regulated                                          $396,814       $470,314        $583,716        $588,951
  Nonregulated                                        195,850        251,740         388,877         447,263
-------------------------------------------------------------------------------------------------------------
    Total Operating Revenues                          592,664        722,054         972,593       1,036,214
-------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Cost of gas                                         363,288        474,704         603,124         683,977
  Operations and maintenance                           62,271         78,873         126,860         132,635
  Depreciation, depletion, and amortization            31,797         27,265          62,935          44,459
  General taxes                                        10,171          9,963          19,545          15,408
-------------------------------------------------------------------------------------------------------------
    Total Operating Expenses                          467,527        590,805         812,464         876,479
-------------------------------------------------------------------------------------------------------------
Income before Interest and Income Taxes               125,137        131,249         160,129         159,735
Income taxes                                           44,596         46,611          53,983          54,049
Interest                                               12,009         10,802          23,364          19,330
-------------------------------------------------------------------------------------------------------------
NET INCOME                                             68,532         73,836          82,782          86,356
Preferred Stock Dividends                               9,324          8,976          18,648           8,976
-------------------------------------------------------------------------------------------------------------
    Income Available for Common Stock                 $59,208        $64,860         $64,134         $77,380
=============================================================================================================
Earnings Per Share of Common Stock - Basic              $1.87          $2.06           $2.03           $2.59
=============================================================================================================
Earnings Per Share of Common Stock - Diluted            $1.33          $1.43           $1.60           $2.17
=============================================================================================================

Dividends Per Share of Common Stock                     $0.31          $0.30           $0.62           $0.60
=============================================================================================================



See accompanying notes to consolidated condensed financial statements.

                          ONEOK, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

---------------------------------------------------------------------------------------------------------
                                                                             FEBRUARY 28,       August 31,
(Thousands of Dollars)                                                          1999              1998
---------------------------------------------------------------------------------------------------------
ASSETS
Property                                                                     $2,680,361       $2,601,930
  Accumulated depreciation, depletion, & amortization                           945,461          915,769
---------------------------------------------------------------------------------------------------------
    Total  property                                                           1,734,900        1,686,161
---------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                                                      18,357               86
  Accounts and notes receivable                                                 332,214          177,649
  Inventories                                                                    84,016          138,380
  Other current assets                                                           22,907           21,958
---------------------------------------------------------------------------------------------------------
    Total current assets                                                        457,494          338,073
---------------------------------------------------------------------------------------------------------
DEFERRED CHARGES AND OTHER ASSETS:
  Regulatory assets, net                                                        250,318          229,543
  Goodwill                                                                       78,106           77,422
  Other                                                                         175,968           91,288
---------------------------------------------------------------------------------------------------------
    Total deferred charges and other assets                                     504,392          398,253
---------------------------------------------------------------------------------------------------------
    Total assets                                                             $2,696,786       $2,422,487
=========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
COMMON SHAREHOLDERS' EQUITY:
  Common stock with $0.01 par value: authorized 100,000,000 shares;
    issued and outstanding 31,036,119 shares at February 28, 1999 and
    31,576,287 shares at August 31, 1998                                           $317             $316
  Premium on capital stock                                                      331,820          329,425
  Retained earnings                                                             315,360          270,808
---------------------------------------------------------------------------------------------------------
    Total common shareholders' equity                                           647,497          600,549
Preferred Stock: $0.01 par value, authorized 100,000,000 shares:
  Convertible Preferred Stock: Series A authorized 20,000,000 shares;
   issued and outstanding 19,946,448 shares at February 28, 1999 and
   August 31, 1998                                                                  199              199
  Convertible Preferred Stock: Series B authorized 30,000,000 shares;
   issued and outstanding 125,826 shares at February 28, 1999 and
   83,826 at August 31, 1998                                                          1                1
  Premium on Preferred Stock                                                    568,869          568,122
---------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                1,216,566        1,168,871
---------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, EXCLUDING CURRENT PORTION                                       529,720          312,355
CURRENT LIABILITIES:
  Long-term debt                                                                 19,817           16,909
  Notes payable                                                                 160,000          212,000
  Accounts payable                                                              178,170          136,601
  Accrued taxes                                                                  38,084           16,829
  Accrued interest                                                                8,624            7,814
  Other                                                                          56,735           70,660
---------------------------------------------------------------------------------------------------------
    Total current liabilities                                                   461,430          460,813
---------------------------------------------------------------------------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                                         310,136          313,955
  Other deferred credits                                                        178,934          166,493
---------------------------------------------------------------------------------------------------------
    Total deferred credits and other liabilities                                489,070          480,448
---------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                 $2,696,786       $2,422,487
=========================================================================================================


See accompanying notes to consolidated condensed financial statements.

                             ONEOK, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                                 Six Months Ended
                                                                   February 28,
(Thousands of Dollars)                                         1999             1998
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                 $82,782            $86,356
  Depreciation, depletion, and amortization                   62,935             47,052
  Deferred income taxes                                      (6,050)            (4,650)
  Changes in assets and liabilities                         (90,627)             58,890
----------------------------------------------------------------------------------------
     Cash provided by operating activities                    49,040            187,648
----------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Changes in other assets                                   (59,230)            (3,055)
  Capital expenditures, net of salvage                     (104,725)           (33,459)
----------------------------------------------------------------------------------------
     Cash used in investing activities                     (163,955)           (36,514)
----------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Repayment of notes payable, net                           (52,000)           (54,083)
  Issuance (payment) of debt                                 220,273            (3,858)
  Issuance of stock                                            3,143              6,007
  Dividends paid                                            (38,230)           (26,876)
----------------------------------------------------------------------------------------
     Cash provided by (used in) financing activities         133,186           (78,810)
----------------------------------------------------------------------------------------
  Change in cash and cash equivalents                         18,271             72,324
  Cash and cash equivalents at beginning of period                86             14,377
----------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                 $18,357            $86,701
========================================================================================


See accompanying notes to consolidated condensed financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM REPORTING. The interim consolidated condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the six months ended February 28, 1999, are not necessarily indicative of the results that may be expected for the year ending August 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended August 31, 1998.

RECLASSIFICATION. Certain amounts for 1998 have been reclassified to conform with the 1999 presentation.

B.       SIGNIFICANT EVENTS

On December 14, 1998, ONEOK, Inc. (the Company) announced a definitive merger agreement with Southwest Gas Corporation (Southwest). The agreement provides for the Company to pay $28.50 per share for Southwest common stock outstanding, valuing Southwest at approximately $1.8 billion, including assumed debt. In February 1999, Southwest announced that they had received an unsolicited offer of $32 per share of common stock from the Southern Union Company. The Company has confirmed its offer of $28.50 per share of common stock and on March 5, 1999, announced that the applications had been filed with the regulatory authorities in Arizona, Nevada and California requesting approval to merge with Southwest.

During the second quarter, the Company consummated the strategic alliance with Magnum Hunter Resources, Inc. (Magnum) adding $10 million in producing properties and becoming a 31 percent equity owner in Magnum. The Company also closed on two other acquisitions with a purchase price of $53 million adding reserves located in Oklahoma. These acquisitions began contributing to income before interest and income taxes during the second quarter.

In February 1999, the Company announced additional acquisitions. The Company and Koch Midstream Enterprises (Koch) jointly announced a letter of intent for the Company to acquire all the Oklahoma midstream natural gas gathering and processing assets of Koch for $285 million in cash. The transaction is subject to certain conditions, including approval by the Board of Directors of Koch. The Company's Board of Directors approved the acquisition on March 18, 1999. The Company also announced a strategic alliance with Costilla Energy, Inc. (Costilla) to acquire $35 million in oil and gas properties and acquire a $65 million equity interest in Costilla. The transaction is contingent upon Costilla's success in closing the acquisition of certain properties owned by Pioneer Natural Resources Company.

On November 26, 1997, the Company acquired substantially all of the natural gas assets of Western Resources, Inc. (Western). The following table of unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisition had occurred at the beginning of fiscal year 1998. The results do not necessarily reflect the results which would have been obtained if the acquisition had actually occurred on the date indicated or the results which may be expected in the future.

-------------------------------------------------------------------------------
                                                        Six Months Ended
                                                          February 28,
                                                       1999           1998
(Thousands of dollars, except per share amounts)     (ACTUAL)      (Pro Forma)
-------------------------------------------------------------------------------
Total operating revenues                             $972,593     $1,224,384
Income before interest and income taxes              $160,129       $157,991
Net income                                            $82,782        $89,680
Preferred stock dividends                             $18,648        $17,952
Income available for common stock                     $64,134        $71,728
Earnings per share of common stock - basic              $2.03          $2.82
Earnings per share of common stock - diluted            $1.60          $1.74
-------------------------------------------------------------------------------


Oklahoma Natural Gas (ONG) is proceeding in a rate review before the Oklahoma Corporation Commission (OCC) with a test year ended November 30, 1998. On March 11, 1999, the OCC issued a ruling which called for a hearing to make a determination as to whether ONG's rates should be modified on an interim basis until a full rate review can be completed. On March 22, 1999, the OCC Staff filed a Proposed Issue Resolution which addressed unbundling of services and deregulation of long haul transportation, storage, and gathering assets in Oklahoma. The proposal included a procedural schedule on both the unbundling and deregulation issues as well as the interim rates for the distribution operations. The procedural schedule recommends a hearing on deregulation of upstream services during the first week of August, 1999, following the acceptance of bids for upstream services by the Company.


C.         REGULATORY ASSETS

The table is a summary of regulatory assets, net of amortization, at February 28, 1999, and August 31, 1998.

-------------------------------------------------------------------
                                           FEB. 28,      Aug. 31,
(Thousands of dollars)                      1999          1998
-------------------------------------------------------------------
Recoupable take-or-pay                     $88,448       $90,708
Pension costs                               22,972        25,061
Postretirement costs other than pension     61,367        59,963
Other                                        6,315         8,917
Transition costs                            23,137        18,447
Reacquired debt costs                       22,799             -
Income tax rate change                      25,280        26,447
-------------------------------------------------------------------
    Regulatory Assets, Net                $250,318      $229,543
===================================================================

D.       SUPPLEMENTAL CASH FLOW INFORMATION

The table is supplemental information relative to the Company's cash flows for the six months ended February 28, 1999 and 1998.

----------------------------------------------------------------
                                            SIX MONTHS ENDED
                                              FEBRUARY 28,
(Thousands of dollars)                    1999          1998
----------------------------------------------------------------
Cash paid during the period for:
     Interest                              $22,554       $16,890
     Income taxes                          $41,589       $34,682
Noncash transactions:
     Gas received as payment in kind          $139          $149
     Acquisition of assets and liabilities
        Plant, property and equipment            -      $638,940
        Current assets                           -      $232,520
        Regulatory assets and goodwill                  $126,224
        Deferred debits                          -       ($5,379)
        Current liabilities                      -      ($23,494)
        Debt assumed                             -     ($161,198)
        Deferred credits                         -      ($54,774)
        Deferred income taxes                    -      ($91,336)
        Stock                                    -     ($658,701)
                                           -------     ---------
           Cash Paid                             -        $2,802
================================================================

E.       EARNINGS PER SHARE INFORMATION

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations.

----------------------------------------------------------------------------------------------------------------------
                                         THREE MONTHS ENDED FEBRUARY 28, 1999    SIX MONTHS ENDED FEBRUARY 28, 1999
                                                                   PER SHARE                              PER SHARE
(In Thousands)                               INCOME      SHARES      AMOUNT        INCOME       SHARES      AMOUNT
----------------------------------------------------------------------------------------------------------------------
BASIC EPS
  Income available to common stockholders    $59,208      31,594       $1.87       $64,134       31,564       $2.03
                                                                       =====                                  =====
EFFECT OF DILUTIVE SECURITIES
  Options                                          0          21                                     31
  Convertible preferred stock                  9,324      20,072                    18,648       20,072
                                               -----      ------                    ------       ------
DILUTED EPS
  Net Income + assumed conversions           $68,532      51,687       $1.33       $82,782       51,667       $1.60
======================================================================================================================


----------------------------------------------------------------------------------------------------------------------
                                         Three Months Ended February 28, 1998    Six Months Ended February 28, 1998
                                                                    Per Share                              Per Share
(In Thousands)                                Income      Shares      Amount        Income       Shares      Amount
----------------------------------------------------------------------------------------------------------------------
BASIC EPS
  Income available to common stockholders    $64,860      31,466       $2.06       $77,380       29,859       $2.59
                                                                       =====                                  =====
EFFECT OF DILUTIVE SECURITIES
  Options                                                    164                                     35
  Convertible preferred stock                  8,976      19,946                     8,976        9,973
                                               -----      ------                     -----        -----
DILUTED EPS
  Net Income + assumed conversions           $73,836      51,576       $1.43       $86,356       39,867       $2.17
======================================================================================================================


F.       ENVIRONMENTAL

In connection with the Western transaction, the Company acquired 12 manufactured gas sites located in Kansas which may contain potentially harmful materials that are classified as hazardous material. Hazardous materials are subject to control or remediation under various environmental laws and regulations. A consent agreement with the Kansas Department of Health and Environment (KDHE) presently governs all future work at these sites. The terms of the consent agreement allow the Company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. The prioritized sites will be investigated over a ten year period. At February 28, 1999, the costs of the investigations and risk analysis have been minimal. Limited information is available about the sites and no testing has been performed. Management's best estimate of the cost of remediation ranges from $100 thousand to $10 million per site based on a limited comparison of costs incurred to remediate comparable sites. These estimates do not give effect to potential insurance recoveries, recoveries through rates or from third parties. The KCC has permitted others to recover their remediation costs through rates. It should be noted that additional information and testing could result in costs significantly below or in excess of the amounts estimated above. To the extent that such remediation costs are not recovered, the costs could be material to the Company's results of operations and cash flows depending on the degree of remediation required and number of years over which the remediation must be completed.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains statements concerning ONEOK, Inc. (the Company) expectations or predictions of the future that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are intended to be covered by the safe harbor provision of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are based on management's beliefs and assumptions based on information currently available. It is important to note that actual results of Company earnings could differ materially from those projected in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, the following:

o        the effects of weather and other natural phenomena;

o increased competition from other energy suppliers as well as alternative forms of energy;

o        the capital intensive nature of the Company's business;

o economic climate and growth in the geographic areas in which the Company does business;

o        the uncertainty of gas and oil reserve estimates;

o the timing and extent of changes in commodity prices for natural gas, electricity, and crude oil;

o the nature and projected profitability of potential projects and other investments available to the Company;

o        conditions of capital markets and equity markets;

o        Year 2000 issues;

o the effects of changes in governmental policies and regulatory actions, including income taxes, environmental compliance and authorized rates; and

o        the pending merger with Southwest.

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

A.       RESULTS OF OPERATIONS

ONEOK, Inc. provides natural gas and related products and services to its customers through regulated and nonregulated segments. The regulated business unit provides natural gas distribution and transmission services to approximately three-fourths of Oklahoma and two-thirds of Kansas. The Company is the eighth largest natural gas distribution company in the United States in terms of number of customers. The nonregulated business unit is primarily involved in the marketing, gathering and processing, and production of natural gas and natural gas liquids.

CONSOLIDATED OPERATIONS

---------------------------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           FEBRUARY 28,                   FEBRUARY 28,
(Thousands of dollars)                                 1999           1998            1999            1998
---------------------------------------------------------------------------------------------------------------
FINANCIAL RESULTS
Operating revenues - regulated                       $396,814       $470,314        $583,716        $588,951
Operating revenues - nonregulated                     195,850        251,740         388,877         447,263
---------------------------------------------------------------------------------------------------------------
  Total operating revenues                            592,664        722,054         972,593       1,036,214
Operating costs                                       435,730        563,540         749,529         832,020
Depreciation, depletion and amortization               31,797         27,265          62,935          44,459
---------------------------------------------------------------------------------------------------------------
  Income before interest and income taxes            $125,137       $131,249        $160,129        $159,735
------------------------------------------------=============================--==============================--

Operating results continue to be strong despite warmer weather and lower gas prices compared to one year ago. A gain on the sale of assets of $14.6 million is included in income before interest and income taxes for the second quarter of fiscal 1998. Excluding that gain, income before interest and income taxes was $116.6 million for the second quarter of fiscal 1998 compared to $125.1 million for the same period in fiscal 1999. A gain of $6 million on the sale of assets was recorded in the first quarter of fiscal 1999. Excluding both gains, operating income increased $9 million for the six months over the same period one year ago. Lower gas prices industry-wide resulted in decreased revenues and decreased gas costs.

                                 CHANGES IN EPS
              FISCAL YEAR TO DATE FEBRUARY 28, 1999 COMPARED 1998
                                    [GRAPH]

Income available for common stockholders decreased due to the preferred stock dividends of $9 million in the first quarter of fiscal 1999. For the same period one year ago, there were no preferred stock dividends. The preferred stock upon which the dividends were accrued is the convertible preferred stock, series A and B, which has been issued to Western in connection with the strategic alliance. The preferred dividends significantly affect earnings from the acquisition in the first and fourth quarters of the year due to the weather related fluctuations of the gas operations acquired. During those quarters, the dividend requirement exceeds income before interest and income taxes. Interest expense increased over one year ago due to debt assumed in the strategic alliance with Western and debt incurred to finance other acquisitions.

Additional information follows in the discussion of the segment operations for the regulated and nonregulated segments.

YEAR 2000. The Year 2000 (Y2K) issue arose because most computer systems, including application software (IT applications) and computer technology embedded in plant and equipment (Embedded Technology) were constructed using a two digit date field that assumed the first two digits are always "19". On January 1, 2000, these systems may incorrectly recognize the date as January 1, 1900. Some IT applications and Embedded Technology may incorrectly process critical financial and operating information or stop processing altogether.

Management, under direction of the Board of Directors, has implemented a program to proactively address the Y2K challenge. Beginning in 1996, the Company inventoried existing programs and systems and began the conversion process that will make the Company Y2K compatible. The Company installed a new IBM Year 2000 compatible mainframe computer in August 1997. The Company's mainframe software is approximately 92 percent Y2K compatible with all other IT applications 90 percent compatible.

Approximately 95 percent of Embedded Technology critical to the Company's ability to continue to transport and distribute gas to customers without significant interruption is Y2K compatible. Remediated programs are tested prior to being deemed compatible. The target completion date for all such remediation is the end of April 1999. The Company is on schedule to meet that goal.

The Company is assessing operational risks related to suppliers and vendors with whom it conducts business. Based on this assessment, the Company is in the process of contacting suppliers and vendors with whom the Company conducts business, concerning their state of readiness and plans to complete Y2K compatibility of their systems. The Company tests such third-party compliance to the extent deemed reasonable and necessary to determine compliance.

The primary business risk associated with Y2K is the Company's ability to continue to transport and distribute gas to its customers without significant interruption. In the event the Company and/or its suppliers and vendors are unable to remediate the Y2K problem prior to January 1, 2000, operations of the Company could be significantly impacted. In order to mitigate this risk, the Company is developing contingency plans to continue operations through manual intervention and other procedures. Such procedures may include back-up power supply for critical pipeline and storage operations and, if necessary, curtailment of deliveries to customers. The Company's significant gas storage capacity can be used to supplement system supply in the event gas suppliers cannot make necessary deliveries. These contingency plans will augment and supplement the Company's existing emergency plans. The Company expects its operational Y2K contingency plans to be completed by the end of July 1999.

The Company is currently on schedule to meet its Y2K compatibly goals and should be able to do so provided the Company is able to retain, or replace if required, such key personnel as are necessary for conversion and testing of its remaining programs and applications, and its key vendors and suppliers are Y2K compliant. The vice president - Information Technology, who has headed the Y2K project, is scheduled to retire effective June 1, 1999. However, he has agreed to remain active on retainer as a contractor until January 31, 2000. His scheduled retirement should not adversely affect the Company's Y2K project.

There can be no assurance that the Company's systems, or the systems of other companies on which the Company relies, will be converted in a timely manner or that any such failure to convert would not have a material adverse effect on the Company operations, liquidity and financial conditions.

The Company's direct cost to date is approximately $1.3 million for Y2K conversion. This does not include the cost of programs and equipment that are being replaced in the ordinary course of business that are Y2K compatible. The Company estimates it will spend an additional $700,000 in direct costs.

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

The Company is now in its second year of operation of the gas assets acquired through the strategic alliance with Western Resources, Inc. (Western). This alliance allowed the Company to extend its regulated operations into the state of Kansas. The Company's operations in Kansas are conducted through Kansas Gas Service Company Division (Kansas Gas Service) and Mid Continent Market Center
(MCMC), a wholly-owned transportation company. These companies will be collectively referred to as KGS. KGS's regulated gas operations are primarily engaged in distribution and intrastate gas transportation, as well as gas wheeling, parking, balancing and storage services. Kansas Gas Service serves residential, commercial, and industrial customers in about 67 percent of Kansas. Kansas Gas Service also conducts regulated gas distribution operations in northeastern Oklahoma. ONG is subject to regulatory oversight by the Oklahoma Corporation Commission (OCC). KGS is subject to regulatory oversight by the Kansas Corporation Commission (KCC) and the OCC.

---------------------------------------------------------------------------------------------------------------
                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                        FEBRUARY 28,                   FEBRUARY 28,
(Thousands of dollars)                              1999           1998            1999            1998
---------------------------------------------------------------------------------------------------------------
FINANCIAL RESULTS
Gas sales                                            $371,928       $442,526        $536,498        $548,891
Cost of gas                                           212,692        284,777         301,816         342,212
---------------------------------------------------------------------------------------------------------------
  Gross margins on gas sales                          159,236        157,749         234,682         206,679
PCL, ECT and transportation margins                    20,246         22,264          36,876          30,456
Other revenues                                          7,256          8,093          14,468          12,994
---------------------------------------------------------------------------------------------------------------
  Net revenues                                        186,738        188,106         286,026         250,129
Operating expenses                                     56,929         61,526         116,775          93,638
Depreciation, depletion and amortization               23,103         21,990          44,916          35,285
---------------------------------------------------------------------------------------------------------------
  Income before interest and income taxes            $106,706       $104,590        $124,335        $121,206
===============================================================================================================

Gross margins on gas sales increased slightly for the three months over the same period one year ago. Lower gas prices industry-wide resulted in decreased gas sales revenues and decreased gas costs. For the six months, gross margins on gas sales were higher primarily due to the inclusion of KGS's operations during the first quarter of this fiscal year. Operating expenses and depreciation, depletion and amortization were higher for the six months compared to one year ago also due to inclusion of KGS's operations for the entire six month period. However, unseasonably warm weather reduced the expected increase in gross margins on gas sales. Operating expenses for the three month period were lower due to continuing efforts to control costs. On a pro forma basis, assuming the Western acquisition had occurred at the beginning of fiscal 1998, net revenues and operating expenses would have been $292 million and $125 million, respectively, for the six months ended February 28, 1998.

Oklahoma Natural Gas (ONG) is proceeding in a rate review before the Oklahoma Corporation Commission (OCC) with a test year ended November 30, 1998. On March 11, 1999, the OCC issued a ruling which called for a hearing to make a determination as to whether ONG's rates should be modified on an interim basis until a full rate review can be completed. On March 22, 1999, the OCC Staff filed a Proposed Issue Resolution which addressed unbundling of services and deregulation of long haul transportation, storage, and gathering assets in Oklahoma. The proposal included a procedural schedule on both the unbundling and deregulation issues as well as the interim rates for the distribution operations. The procedural schedule recommends a hearing on deregulation of upstream services during the first week of August, 1999, following the acceptance of bids for upstream services by the Company. On March 9, 1999, the OCC Staff filed a recommendation for an interim $8.2 million rate reduction which included $1 million in savings from the strategic alliance with Western. A hearing on the interim rate reduction is expected in early summer 1999.

Certain costs to be recovered through the rate making process have been recorded as regulatory assets in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). If the Company were required to discontinue the application of SFAS 71 due to unbundling and deregulation of upstream services or otherwise not be able to recover certain regulatory assets through rates, the regulatory assets would be charged to expense. Based on the present status of unbundling and deregulation of upstream services, the Company is unable to determine the financial impact of this process.

                      GAS SALES, PCL & ECT VOLUMES (MMcf)
                        THREE MONTHS ENDED FEBRUARY 28,
                                    [GRAPH]

                      GAS SALES, PCL & ECT VOLUMES (MMcf)
                         SIX MONTHS ENDED FEBRUARY 28,
                                    [GRAPH]

expects that any regulatory assets not recovered through rates would be immaterial and have little impact on the Company's financial position.



-------------------------------------------------------------------------------------------------
                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                             FEBRUARY 28,                    FEBRUARY 28,
                                         1999           1998            1999            1998
-------------------------------------------------------------------------------------------------
Gross Margin per Mcf
OKLAHOMA
  Residential                             $2.23          $2.22           $2.54           $2.53
  Commercial                              $2.31          $2.29           $2.37           $2.29
  Industrial                              $1.32          $1.19           $1.28           $1.13
  Pipeline capacity leases                $0.25          $0.25           $0.24           $0.21
KANSAS
  Residential                             $1.96          $1.94           $2.24           $1.94
  Commercial                              $1.56          $1.62           $1.70           $1.62
  Industrial                              $1.89          $1.89           $1.92           $1.89
  End-use customer transportation         $0.59          $0.66           $0.52           $0.66
================================================================================================

-------------------------------------------------------------------------------------------------
                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                             FEBRUARY 28,                    FEBRUARY 28,
                                         1999           1998            1999            1998
-------------------------------------------------------------------------------------------------
VOLUMES (MMCF)
Gas sales
  Residential                            57,015         58,226          72,212          67,912
  Commercial                             21,689         22,872          27,812          27,588
  Industrial                              2,291          2,934           3,355           4,636
  Wholesale - As Available                5,253          2,318          16,275           2,318
PCL and ECT                              48,069         57,936          94,589          98,772
-------------------------------------------------------------------------------------------------
    Total                               134,317        144,286         214,243         201,226
=================================================================================================



-------------------------------------------------------------------------------------------------
                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                            FEBRUARY 28,                    FEBRUARY 28,
                                         1999           1998            1999            1998
-------------------------------------------------------------------------------------------------
OPERATING INFORMATION
Capital expenditures (thousands)        $28,927        $23,802         $56,796         $44,779
O&M per customer                            $33            $37             $68             $57
Number of customers                                                  1,431,051       1,419,295
Customers per employee                                                     531             502
Identifiable assets (thousands)                                     $2,212,162      $2,018,902
==================================================================================================

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

-------------------------------------------------------------------------------------------------
                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                               FEBRUARY 28,                 FEBRUARY 28,
(Thousands of dollars)                        1999          1998          1999          1998
-------------------------------------------------------------------------------------------------
FINANCIAL RESULTS
COMBINED NONREGULATED OPERATIONS
Gas sales                                   $205,693      $219,666      $374,088      $386,996
Cost of gas                                  191,699       212,271       355,679       377,926
-------------------------------------------------------------------------------------------------
  Gross margins on gas sales                  13,994         7,395        18,409         9,070
Gas and oil production                        15,952        11,783        29,118        20,105
Gas processing, net                            3,754         4,768         7,448        14,094
Other                                          4,408        18,187        18,464        23,276
-------------------------------------------------------------------------------------------------
  Net revenues                                38,108        42,133        73,439        66,545
Operating expenses                            10,720        10,199        20,218        18,842
Depreciation, depletion and amortization       8,957         5,275        17,427         9,174
-------------------------------------------------------------------------------------------------
  Income before interest and income taxes    $18,431       $26,659       $35,794       $38,529
=================================================================================================

-------------------------------------------------------------------------------------------------
                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  FEBRUARY 28,                FEBRUARY 28,
(MMcf)                                         1999          1998          1999          1998
-------------------------------------------------------------------------------------------------
COMBINED NONREGULATED
  NATURAL GAS OPERATIONS
Natural gas volumes
  Marketing                                   96,651        94,061       183,207       151,537
  Natural gas production                       6,990         4,107        12,704         7,280
  Residue gas                                  1,350         1,684         2,683         3,163
-------------------------------------------------------------------------------------------------
     Total natural gas volumes               104,991        99,852       198,594       161,980
-------------------------------------------------------------------------------------------------
Less intersegment sales
  Marketing                                   13,526         8,956        15,913        11,842
  Natural gas production                       1,827         1,342         3,652         2,469
  Residue gas                                  1,350         1,684         2,683         3,163
-------------------------------------------------------------------------------------------------
     Total intersegment sales                 16,703        11,982        22,248        17,474
-------------------------------------------------------------------------------------------------
Net natural gas volumes                       88,288        87,870       176,346       144,506
=================================================================================================

MARKETING

-------------------------------------------------------------------------------------------------
                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                 FEBRUARY 28,                 FEBRUARY 28,
(Thousands of dollars)                        1999          1998          1999          1998
-------------------------------------------------------------------------------------------------
FINANCIAL RESULTS
Natural gas sales                           $205,693      $219,666      $374,088      $386,996
Cost of gas                                  191,696       212,271       355,676       377,926
-------------------------------------------------------------------------------------------------
  Gross margins on gas sales                  13,997         7,395        18,412         9,070
Other                                            497           373         2,523         2,813
-------------------------------------------------------------------------------------------------
  Operating revenues                          14,494         7,768        20,935        11,883
Operating costs, net                           2,254         1,961         4,025         2,908
Depreciation, depletion and amortization         158           182           203           311
-------------------------------------------------------------------------------------------------
  Income before interest and income taxes    $12,082        $5,625       $16,707        $8,664
=================================================================================================


-------------------------------------------------------------------------------------------------
                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                   FEBRUARY 28,                FEBRUARY 28,
                                               1999          1998          1999          1998
-------------------------------------------------------------------------------------------------
OPERATING INFORMATION
Natural gas volumes (MMcf)                    96,651        94,061       183,207       151,537
Capital expenditures (thousands)                 $24          $112          $624          $112
Identifiable assets (thousands)                                         $173,743      $165,824
-------------------------------------------------------------------------------------------------

The Company's marketing operation purchases and markets natural gas at both the retail and wholesale level. The Company continues to develop its niche into new market areas by arbitraging storage in the day trading market rather than focusing on the baseload market. Gas volumes increased in 1999 primarily from the Company's expansion into the Permian/Waha region of the United States. Gas sales revenues are down due to gas prices being significantly lower (an industry-wide trend) than one year ago as a result of warmer weather.

The Company has been granted a rate schedule by the Federal Energy Regulatory Commission (FERC) to trade electricity at market-based wholesale rates and has begun trading. However, the activity has been minimal and has had little impact to date.

GATHERING AND PROCESSING

-------------------------------------------------------------------------------------------------
                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                  FEBRUARY 28,                 FEBRUARY 28,
(Thousands of dollars)                         1999          1998          1999          1998
-------------------------------------------------------------------------------------------------
FINANCIAL RESULTS
Gas processing, net                           $3,673        $4,493        $7,229       $13,314
Other                                            685        14,668         7,555        14,692
-------------------------------------------------------------------------------------------------
  Operating revenues                           4,358        19,161        14,784        28,006
Operating costs, net                           1,979         2,027         3,866         3,710
Depreciation, depletion and amortization         414           593           930         1,159
-------------------------------------------------------------------------------------------------
  Income before interest and income taxes     $1,965       $16,541        $9,988       $23,137
=================================================================================================


-------------------------------------------------------------------------------------------------
                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                  FEBRUARY 28,                 FEBRUARY 28,
                                               1999          1998          1999          1998
-------------------------------------------------------------------------------------------------
OPERATING INFORMATION
Residue gas (MMcf)                             1,350         1,684         2,683         3,163
Natural gas liquids (MGal)                    30,703        63,018        60,251       136,023
Average NGL's price (MGal)                    $0.213        $0.299        $0.220        $0.322
Capital expenditures (thousands)              $1,517          $734        $5,137        $1,751
Identifiable assets (thousands)                                          $65,735       $46,633
-------------------------------------------------------------------------------------------------


The Company's sale of its 50 percent interest in the Tonkawa gas processing plants in the second quarter of fiscal 1998 resulted in the reduction in natural gas liquids volumes for the three and six months compared to the same periods one year ago. Revenue from natural gas liquids sales also decreased due to the average price per gallon decreasing from 29.9 cents and 32.2 cents for the three and six month periods in 1998 to 21.3 cents and 22.0 cents for the same periods in 1999. Certain nonstrategic assets sold effective September 1, 1998, included a gas processing plant and one-half of the Company's interest in a gas gathering system. Other revenue for fiscal 1999 includes the gain of $6 million on the sale of these assets. Other revenue for the three months ended February 29, 1998, includes a gain on the sale of assets of $14.6 million during the second quarter of fiscal 1998.

In February 1999, the Company and Koch Midstream Enterprises (Koch) jointly announced a letter of intent for the Company to acquire all the Oklahoma midstream natural gas gathering and processing assets of Koch for $285 million in cash. The assets include a 100 percent interest in eight natural gas processing plants sold in the second quarter of fiscal 1998 and approximately 3,250 miles of gathering pipeline connected to 1,460 gas wells located in Oklahoma. Total capacity of the gas processing plants is 515 million cubic feet per day. The Company did not previously own any portion of the gathering system and the related contracts behind the processing plants and only owned a 50 percent interest in the plants themselves. The addition of the gathering systems and the Company's recent purchase of significant production along the gathering system makes these assets financially attractive to the Company.

PRODUCTION

-------------------------------------------------------------------------------------------------
                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                               FEBRUARY 28,                 FEBRUARY 28,
(Thousands of dollars)                      1999          1998          1999          1998
-------------------------------------------------------------------------------------------------
FINANCIAL RESULTS
Natural gas sales                            $14,685       $10,467       $26,497       $17,464
Oil sales                                      1,267         1,316         2,621         2,641
Liquids and residue                               81           275           219           780
Other                                          1,261           537         1,379           915
-------------------------------------------------------------------------------------------------
  Operating revenues                          17,294        12,595        30,716        21,800
Operating costs, net                           4,682         3,600         8,449         7,060
Depreciation, depletion and amortization       8,114         4,406        15,751         7,516
-------------------------------------------------------------------------------------------------
  Income before interest and income taxes     $4,498        $4,589        $6,516        $7,224
=================================================================================================


-------------------------------------------------------------------------------------------------
                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                    FEBRUARY 28,                 FEBRUARY 28,
                                                1999          1998          1999          1998
-------------------------------------------------------------------------------------------------
OPERATING INFORMATION
Proved reserves
  Gas (MMcf)                                       -             -       227,127       100,380
  Oil (MBbls)                                      -             -         3,639         2,101
-------------------------------------------------------------------------------------------------
Production
  Gas (MMcf)                                   6,990         4,107        12,704         7,280
  Oil (MBbls)                                    119            75           224           144
-------------------------------------------------------------------------------------------------
Average price
  Gas (Mcf)                                    $2.10         $2.55         $2.09         $2.40
  Oil (Bbls)                                  $10.65        $18.05        $11.70        $18.48
-------------------------------------------------------------------------------------------------
Capital expenditures (thousands)             $70,494       $22,849       $74,114       $26,482
Identifiable assets (thousands)                                         $257,294      $109,056
-------------------------------------------------------------------------------------------------

Gas volumes sold increased over the same periods one year ago while gas prices decreased. Decreases in gas prices have been an industry-wide trend. Production from properties acquired during fiscal 1998 and 1999 were the primary reason for the increases in volumes. Accordingly, operating costs and depreciation, depletion, and amortization also increased over the same periods one year ago due to the Company operating and owning an interest in an increased number of wells.

During the second quarter, the Company consummated the strategic alliance with Magnum Hunter Resources, Inc. (Magnum) adding $10 million in producing properties and becoming a 31 percent equity owner in Magnum. The Company also closed on two other acquisitions with a purchase price of $53 million adding reserves located in Oklahoma. These acquisitions began contributing to income before interest and income taxes during the second quarter.

The Company has announced a strategic alliance with Costilla Energy, Inc. to acquire $35 million in properties and acquire a $65 million equity interest in Costilla.

FINANCIAL FLEXIBILITY AND LIQUIDITY

The Company's capitalization structure is 63 percent equity and 37 percent debt (including short-term debt) at February 28, 1999, compared to 71 percent equity and 29 percent debt at February 28, 1998.

During the first quarter of fiscal 1999, the Company filed a shelf registration for $400 million in new long-term debt securities. In September 1998, the Company issued $200 million in debt securities registered under this shelf registration for general corporate purposes including repayment of some short-term debt. In November, 1998, the Company made tender offers on $125 million of 9.70 percent long-term debt and $75 million of 9.75 percent long-term debt with the purpose of reducing overall interest expense. In December 1998, all but $22 million of this debt was repurchased and replaced with short-term debt at a lower interest rate. In February 1999, the Company issued the remaining $200 million in debt securities registered under the shelf registration using the proceeds primarily to repay short-term debt incurred from the tender offer.

Cash provided by operating activities remains strong and continues as the primary source for meeting day-to-day cash requirements. However, due to seasonal fluctuations and additional capital requirements, the Company will continue to periodically access funds through short-term credit agreements, and if necessary, through long-term borrowings.

OPERATING CASH FLOWS

Operating cash flows for the six months ended February 28, 1999, as compared to the same period one year ago are lower due to changes in accounts receivables and payables, interest and income taxes.

INVESTING CASH FLOWS

Capital expenditures for the six months ended February 28, 1999 and 1998 are as follows:


                              CAPITAL EXPENDITURES
                         SIX MONTHS ENDED FEBRUARY 28,
                                    [GRAPH]

------------------------------------------------------------
                                     SIX MONTHS ENDED
                                       FEBRUARY 28,
(Millions of dollars)               1999          1998
------------------------------------------------------------
Regulated                              $56.8         $44.8

Processing                               5.1           1.8
Production                              74.1          26.4
Other                                    3.4           0.3
                                         ---           ---
  Nonregulated                         $82.6         $28.5
============================================================

FINANCING CASH FLOW

At February 28, 1999, $550 million of long-term debt was outstanding. As of that date, the Company could have issued $840 million of additional long-term debt under the most restrictive provisions contained in its various borrowing agreements.

The Company believes that internally generated funds and access to financial markets will be sufficient to meet its normal debt service, dividend requirements, and capital expenditures.

LIQUIDITY

The regulated segment continues to face competitive pressure to serve the substantial market represented by its large volume customers. The loss of a substantial portion of that load, without recoupment of the revenues from that loss, could have a materially adverse effect on the Company's financial condition. However, since 1995, rates in Oklahoma have been structured to reduce the Company's risk in serving its large volume customers.

Oklahoma Natural Gas Company (ONG) is currently in a rate review before the Oklahoma Corporation Commission (OCC), and a hearing has been scheduled to make a determination as to whether ONG's rates should be modified on an interim basis until the full review can be completed. A key issue to be addressed during the review is the unbundling of services and the deregulation of long haul transportation, storage and gathering assets in Oklahoma. Should the Company be unable to recover costs of these assets, it could have an adverse effect on the Company's financial condition. The OCC Staff has filed a recommendations for an interim rate reduction of $8.2 million with a hearing expected by early summer.

On March 18, 1999, the Company authorized a stock buyback plan for up to 15 percent of its capital stock. The program authorizes the Company to make purchases of its common stock on the open market with the timing and terms of purchases and the number of shares purchased to be determined by management based on market conditions and other factors. The purchased shares will be held in treasury and will be available for general corporate purposes, resale at a future date, or retirement. Any purchases will be financed with short-term debt or made from available funds.

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

Kansas Gas Service uses derivative instruments to hedge the cost of some anticipated gas purchases during the winter heating months to protect its customers from upward volatility in the market price of natural gas. The gain or loss resulting from such derivatives is combined with the physical cost of gas and recovered from the customer through the gas purchase clause in rates. The Company has no market risk associated with such activities and, accordingly, these derivatives have been omitted from the value-at-risk disclosures below.

VALUE-AT-RISK DISCLOSURE OF MARKET RISK - The estimation of potential losses that could arise from changes in market conditions is typically accomplished through the use of statistical models that seek to predict risk of loss based on historical price and volatility patterns. The value-at-risk (VAR) measurement used by the Company is based on J.P. Morgan's RiskMetrics(TM) model, which measures recent volatility and correlation in the price of natural gas and oil, pulls through current price levels and net deltas, and applies estimates made by management regarding the time required to liquidate positions and the degree of confidence placed in the accuracy of the volatility and correlation estimates. The Company's VAR calculation presents a comprehensive market risk disclosure by combining its commodity derivative portfolio used to hedge price and basis risk together with the current portfolio of firm physical purchase and sale contracts and nonregulated gas-in-storage inventory. At February 28, 1999, the Company's estimated potential one-day favorable or unfavorable impact on future earnings, as measured by the VAR, using a 95 percent confidence level, diversified correlation and assuming three days to liquidate positions is immaterial.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

APPLICATION OF MICHAEL EDWARD MCADAMS AND JOHN POWELL WALKER FOR RELIEF FROM IMPROPER AND EXCESSIVE GAS COSTS, Cause PUD No. 980000188, Oklahoma Corporation Commission. On February 12, 1999, the Company filed a Motion to Determine Scope of Hearing. On February 18, 1999 oral arguments on the Motion were heard and the matter taken under advisement.

APPLICATION OF ERNEST G. JOHNSON, DIRECTOR OF THE PUBLIC UTILITY DIVISION, OKLAHOMA CORPORATION COMMISSION, TO CONDUCT A FINANCIAL REVIEW OF THE BOOKS AND RECORDS OF OKLAHOMA NATURAL GAS COMPANY, Cause PUD No. 980000570, Oklahoma Corporation Commission. The proceeding has been consolidated with Cause PUD No. 980000683.

APPLICATION OF ERNEST G. JOHNSON, DIRECTOR OF THE PUBLIC UTILITY DIVISION, OF THE OKLAHOMA CORPORATION COMMISSION, TO REVIEW THE RATES, CHARGES, SERVICES, AND SERVICE TERMS OF OKLAHOMA NATURAL GAS COMPANY, A DIVISION OF ONEOK, AND ALL AFFILIATED COMPANIES AND ANY AFFILIATE OR NONAFFILIATE TRANSACTION RELEVANT TO SUCH INQUIRY, Cause PUD No. 980000683, Oklahoma Corporation Commission (Commission). This proceeding has been consolidated with Cause PUD No. 980000570. Intervention has been granted to Enogex, Inc., Transok, L.L.C., the Oklahoma Industrial Energy Consumers ("OIEC") and Williams Natural Gas Pipeline Company. The Attorney General has entered an appearance. On February 4, 1999 Oklahoma Natural Gas Company ("ONG") filed a Request for Affirmative Relief, proposing a two-phase proceeding. Phase I to separate the distribution and distribution-related assets of ONG from the gathering, transportation, and storage assets and operations of ONEOK Gas Transportation, L.L.C. ("OGT"), and to deregulate the OGT assets and operations effective November 1, 1999. In Phase II, ONG proposed to consolidate the Oklahoma assets and operations of Kansas Gas Service Company ("KGS") with ONG's, and that the Commission conduct a rate review and issue an order by October 1, 1999. ONG also proposed several tariff changes, including the creation of a tracking mechanism for costs related to upstream services to be provided by others, creation of distribution-related transportation rates, indexing rates to investment of capital, a flat rate for distribution service and discontinuation of the Temperature Adjustment Clause, and a tariff rider to accommodate ONG's assumption of ownership of service lines. ONG also requested that it be allowed to recover transition costs and to seek recovery of stranded costs, if any. The Attorney General and Transok filed motions to dismiss ONG's request for affirmative relief and the OIEC and Enogex filed objections, each arguing that it constituted a collateral attack on the prior unbundling order, which is pending on appeal. The Commission Staff filed a motion to strike ONG's proposal for capital indexing, service lines, and stranded and transition cost recovery. Oral argument before the ALJs was held March 1, 1999, at which time the ALJs took the matter under advisement. On February 19, 1999, the Commission Staff filed a Motion to Establish Interim Rates requesting that an evidentiary hearing be held the first week in April. On March 11, 1999, the Commission granted the Motion and scheduled the evidentiary hearing. ONG has filed with the Commission a motion to reconsider its March 11 Order granting the Commission Staff's Motion to Establish Interim Rates, which was denied. The evidentiary hearing dates were established by the ALJ for June 22-24, 1999.

UNITED STATES OF AMERICA, EX REL. JACK GRYNBERG V. ALASKA PIPELINE CO., ET AL., (INCLUDING ONEOK, INC.), No. 95-725, in the United States District Court for the District of Columbia. Grynberg did not file a petition for rehearing with the Circuit Court or a petition for certiorari with the United States Supreme Court within the prescribed time limit. The dismissal of the case is therefore final.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K AND 8-KA.

(b)      REPORTS

         October 21, 1998 - Announced the election of Douglas T. Lake, executive vice president and chief strategic officer of Western Resources, Inc., Topeka, Kansas, to fill the remaining term of Steven L.
         Kitchen on the Company's board of directors.

         December 16, 1998 - Announced a letter of intent creating a strategic alliance with Magnum Hunter Resources, Inc.

         January 25, 1999 - Filed pro forma financial information relating to the merger of the Company and Southwest Gas Corporation.

         January 25, 1999 - Announced the retirement of Jerry D. Neal, vice president , chief financial officer, and treasurer, effective March 31, 1999. Mr. Neal will be replaced by James C. Kneale, president and chief operating officer of Oklahoma Natural Gas Company. Mr. Kneale will be replaced by Edmund J. Farrell, vice president of ONEOK Gas Marketing Company.

         January 26, 1999 - Amended pro forma financial information in 8-K filed on January 25, 1999.

         February 8, 1999 - Announced the consummation of an underwritten public offering of $100,000,000 aggregate principal amount of the Company's six percent Debentures due February 1, 2009.

         February 16, 1999 - Filed prospectus and preliminary prospectus supplement relating to Senior Insured Quarterly Notes due February 1, 2019.

         February 23, 1999 - Announced that the Company had been advised by Southwest Gas Corporation that it received an unsolicited offer of $32 per share of common stock from the Southern Union Company.

         February 24, 1999 - Announced a strategic alliance with Costilla Energy, Inc.

         February 24, 1999 - Announced that the Company had joined Carl E. Gungoll Exploration, Inc., in completing an acquisition of natural gas and oil reserves.

         February 26, 1999 - Announced a letter of intent with Koch Midstream Enterprises to acquire natural gas gathering and processing assets.

         March 5, 1999 - Announced applications had been made with the state regulatory authorities in Arizona, Nevada, and California requesting approval to merge with Southwest Gas Corporation.

         March 19, 1999 - Announced CEO Larry Brummett hospitalized following surgery.

                                   SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April 1999.



                                       ONEOK, Inc.
                                       Registrant

                                       By: Jim Kneale
                                           -------------------------------------
                                           Jim Kneale
                                           Vice President, Chief Financial
                                           Officer, and Treasurer

                                 EXHIBIT INDEX

Exhibit No.                      Description
-----------                      -----------
27                               Financial Data Schedule