Form 10-Q
period 1999-05-31
ONEOK INC /NEW/
filed 1999-07-02
CIK 1039684

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended May 31, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____________ to _______________



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


On May 31, 1999, the Company had 31,602,205 shares of common stock outstanding.

                                   ONEOK, INC.
                          QUARTERLY REPORT ON FORM 10-Q


PART I - FINANCIAL INFORMATION                                        PAGE NO.
         Consolidated Condensed Statements of Income -
            Three Months and Nine Months Ended
            May 31, 1999 and 1998                                        3

         Consolidated Condensed Balance Sheets -
            May 31, 1999 and August 31, 1998                             4

         Consolidated Condensed Statements of Cash Flows -
            Nine Months Ended May 31, 1999 and 1998                      5

         Notes to Consolidated Condensed Financial Statements            6 - 8

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations                9 - 19

PART II - OTHER INFORMATION                                              20 - 22

                         PART 1 - FINANCIAL INFORMATION
                          ONEOK, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)


--------------------------------------------------------------------------------------------------
                                                    Three Months Ended        Nine Months Ended
                                                         May 31,                    May 31,
(Thousands of Dollars, except per share amounts)    1999         1998         1999         1998
--------------------------------------------------------------------------------------------------
OPERATING REVENUES
  Regulated                                      $  222,090   $  256,434   $  805,058   $  845,385
  Nonregulated                                      195,990      187,614      580,660      620,233
                                                 ----------   ----------   ----------   ----------
    Total Operating Revenues                        418,080      444,048    1,385,718    1,465,618
                                                 ----------   ----------   ----------   ----------
OPERATING EXPENSES
  Cost of gas                                       259,273      287,633      862,397      971,610
  Operations and maintenance                         70,540       69,798      197,438      202,433
  Depreciation, depletion, and amortization          33,607       26,799       96,542       71,258
  General taxes                                       9,494        9,768       29,039       25,176
                                                 ----------   ----------   ----------   ----------
    Total Operating Expenses                        372,914      393,998    1,185,416    1,270,477
                                                 ----------   ----------   ----------   ----------
Operating income                                     45,166       50,050      200,302      195,141
                                                 ----------   ----------   ----------   ----------
Other income                                             --           --        4,993       14,644
Income taxes                                         10,985       17,270       64,968       71,319
Interest                                             12,985        5,844       36,349       25,174
                                                 ----------   ----------   ----------   ----------
NET INCOME                                           21,196       26,936      103,978      113,292
Preferred Stock Dividends                             9,324        8,983       27,972       17,959
                                                 ----------   ----------   ----------   ----------
    Income Available for Common Stock            $   11,872   $   17,953   $   76,006   $   95,333
                                                 ==========   ==========   ==========   ==========
Earnings Per Share of Common Stock - Basic       $     0.38   $     0.57   $     2.41   $     3.13
                                                 ==========   ==========   ==========   ==========
Earnings Per Share of Common Stock - Diluted     $     0.38   $     0.52   $     2.01   $     2.59
                                                 ==========   ==========   ==========   ==========

Dividends Per Share of Common Stock              $     0.31   $     0.30   $     0.93   $     0.90
                                                 ==========   ==========   ==========   ==========


See accompanying notes to consolidated condensed financial statements.

                          ONEOK, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)


-------------------------------------------------------------------------------------------------------
                                                                               MAY 31,       August 31,
(Thousands of Dollars)                                                          1999           1998
-------------------------------------------------------------------------------------------------------
ASSETS
Property                                                                     $ 3,010,539    $ 2,601,930
  Accumulated depreciation, depletion, & amortization                            966,719        915,769
                                                                             -----------    -----------
    Total property                                                             2,043,820      1,686,161
                                                                             -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                        6,759             86
  Accounts and notes receivable                                                  222,287        177,649
  Inventories                                                                    102,209        138,380
  Other current assets                                                            42,913         21,958
                                                                             -----------    -----------
    Total current assets                                                         374,168        338,073
                                                                             -----------    -----------
DEFERRED CHARGES AND OTHER ASSETS:
  Regulatory assets, net                                                         246,404        229,543
  Goodwill                                                                        75,180         77,422
  Investments and other                                                          195,591         91,288
                                                                             -----------    -----------
    Total deferred charges and other assets                                      517,175        398,253
                                                                             -----------    -----------
    Total assets                                                             $ 2,935,163    $ 2,422,487
                                                                             ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
COMMON SHAREHOLDERS' EQUITY:
  Common stock with $0.01 par value: authorized 100,000,000 shares;
    issued 31,636,305 shares and outstanding 31,602,205 shares at
    May 31, 1999 and issued and outstanding 31,576,287 shares
    at August 31, 1998                                                       $       317    $       316
  Premium on capital stock                                                       331,825        329,425
  Treasury stock at cost: 34,100 shares at May 31, 1999                           (1,012)            --
  Retained earnings                                                              317,425        270,808
                                                                             -----------    -----------
    Total common shareholders' equity                                            648,555        600,549
Preferred Stock: $0.01 par value, authorized 100,000,000 shares:
  Convertible Preferred Stock:  Series A authorized 20,000,000 shares;
    issued and outstanding 19,946,448 shares at May 31, 1999 and
    August 31, 1998                                                                  199            199
  Convertible Preferred Stock: Series B authorized 30,000,000 shares;
    issued and outstanding 125,826 shares at May 31, 1999 and
    83,826 at August 31, 1998                                                          1              1
  Premium on Preferred Stock                                                     568,870        568,122
                                                                             -----------    -----------
    Total shareholders' equity                                                 1,217,625      1,168,871
                                                                             -----------    -----------
LONG-TERM DEBT, EXCLUDING CURRENT PORTION                                        524,558        312,355
CURRENT LIABILITIES:
  Long-term debt                                                                  16,817         16,909
  Notes payable                                                                  397,000        212,000
  Accounts payable                                                               166,791        136,601
  Accrued taxes                                                                   30,144         16,829
  Accrued interest                                                                11,304          7,814
  Other                                                                           65,235         70,660
                                                                             -----------    -----------
    Total current liabilities                                                    687,291        460,813
                                                                             -----------    -----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                                          333,069        313,955
  Other deferred credits                                                         172,620        166,493
                                                                             -----------    -----------
    Total deferred credits and other liabilities                                 505,689        480,448
                                                                             -----------    -----------
    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                 $ 2,935,163    $ 2,422,487
                                                                             ===========    ===========


See accompanying notes to consolidated condensed financial statements.

                              ONEOK, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                                                          NINE MONTHS ENDED
                                                               MAY 31,
(Thousands of Dollars)                                    1999         1998
------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                           $ 103,978    $ 113,292
  Depreciation, depletion, and amortization               96,542       75,353
  Gain on sale of assets                                  (4,993)     (14,644)
  Deferred income taxes                                   (4,606)      (2,156)
  Income from other investments                           (2,507)          --
  Changes in assets and liabilities                      (14,422)     200,370
                                                       ---------    ---------
     Cash provided by operating activities               173,992      372,215
                                                       ---------    ---------
INVESTING ACTIVITIES
  Changes in other assets                                (73,461)      (3,461)
  Capital expenditures, net of salvage                  (435,744)    (201,566)
                                                       ---------    ---------
     Cash used in investing activities                  (509,205)    (205,027)
                                                       ---------    ---------
FINANCING ACTIVITIES
  Issuance (payment) of notes payable, net               185,000     (101,698)
  Issuance (payment) of debt, net                        212,110      (13,859)
  Issuance of stock                                        3,149        6,055
  Acquisition of Treasury stock                           (1,012)          --
  Dividends paid                                         (57,361)     (45,329)
                                                       ---------    ---------
     Cash provided by (used in) financing activities     341,886     (154,831)
                                                       ---------    ---------
  Change in cash and cash equivalents                      6,673       12,357
  Cash and cash equivalents at beginning of period            86       14,377
                                                       ---------    ---------
  Cash and cash equivalents at end of period           $   6,759    $  26,734
                                                       =========    =========


See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM REPORTING. The interim consolidated condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the nine months ended May 31, 1999, are not necessarily indicative of the results that may be expected for the year ending August 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended August 31, 1998.

RECLASSIFICATION. Certain amounts for 1998 have been reclassified to conform with the 1999 presentation. In particular, the Company reclassified other income, including gains on sales of assets, from operating revenue to a separate caption, and now presents operating income.

B. SIGNIFICANT EVENTS

In April, 1999, ONEOK, Inc. (the Company) amended its merger agreement with Southwest Gas Corporation (Southwest) agreeing to acquire Southwest common stock for $30 per share, in cash, compared to its previous offer of $28.50 per share. The Southwest Board of Directors approved the revised offer. Following approval of the amendment, Southern Union Company announced that it was increasing its original unsolicited offer of $32 per share of Southwest common stock to $33.50 per share. Southwest stood firm in its acceptance of the Company's bid, saying it believed the Company is stronger financially and can obtain regulatory approval more quickly. The Company has completed the appropriate filings with the regulatory commissions in Nevada, Arizona, and California, all of the states requiring approval. In June, the Public Utilities Commission of Nevada approved the proposed merger between the Company and Southwest. A proxy solicitation in support of the merger between the Company and Southwest was sent to Southwest shareholders on July 2, 1999. A vote by the shareholders is scheduled for August 10, 1999. The merger requires approval of the holders of more than 50% of the shares of Southwest common stock. It is anticipated that the remaining regulatory approvals will be obtained in the fourth quarter of fiscal 1999 and the merger will be closed shortly thereafter.

In May 1999, the Company closed the acquisition of the Oklahoma midstream natural gas gathering and processing assets of Koch Midstream Enterprises (Koch) for $285 million in cash. The assets acquired include eight natural gas processing plants and approximately 3,250 miles of gathering pipeline connected to 1,460 gas wells in Oklahoma.

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

-------------------------------------------------------------------------------
                                                         NINE MONTHS ENDED
                                                               MAY 31,
                                                         1999          1998
(Thousands of dollars, except per share amounts)       (ACTUAL)     (Pro Forma)
-------------------------------------------------------------------------------
Total operating revenues                              $1,385,718    $1,663,472
Operating Income                                      $  200,302    $  207,520
Net income                                            $  103,978    $  116,005
Preferred stock dividends                             $   27,972    $   26,935
Income available for common stock                     $   76,006    $   89,070
Earnings per share of common stock - basic            $     2.41    $     2.93
Earnings per share of common stock - diluted          $     2.01    $     2.63
                                                      ----------    ----------

On May 25, 1999, the Company began buying shares of common stock under a stock buyback plan authorized in March, 1999. Through May 31, 1999, 34,100 shares of common stock were purchased on the open market. The Company is authorized to buy back up to 15 percent of its capital stock.

The Company and the Oklahoma Corporation Commission staff are currently negotiating the terms of a joint stipulation that sets the stage for possible deregulation of some assets, consolidates two rate cases into one, and provides for an interim rate reduction. Under the terms of the agreement, there will be no interim rate case this summer, but a consolidated rate case will be heard in early 2000. If approved, the OCC will hold hearings in mid-July to identify the Company's distribution, transmission, gathering and storage assets and consider the deregulation of storage and gathering. The hearing on the joint stipulation is scheduled for July 6, 1999.

C. REGULATORY ASSETS

The table is a summary of regulatory assets, net of amortization, at May 31, 1999, and August 31, 1998.

------------------------------------------------------------------
                                           MAY 31,        Aug. 31,
(Thousands of dollars)                      1999           1998
------------------------------------------------------------------
Recoupable take-or-pay                    $ 87,225       $ 90,708
Pension costs                               21,926         25,061
Postretirement costs other than pension     62,035         59,963
Other                                        5,051          8,917
Transition costs                            23,020         18,447
Reacquired debt costs                       22,450              -
Income tax rate change                      24,697         26,447
    Regulatory Assets, Net                $246,404       $229,543
                                          ========       ========

D. SUPPLEMENTAL CASH FLOW INFORMATION

The table is supplemental information relative to the Company's cash flows for the nine months ended May 31, 1999 and 1998.

-------------------------------------------------------------------
                                                NINE MONTHS ENDED
                                                     MAY 31,
(Thousands of dollars)                          1999        1998
-------------------------------------------------------------------
Cash paid during the period for:
     Interest                                $  32,860   $  19,679
     Income taxes                            $  56,940   $  53,272
Noncash transactions:
     Gas received as payment in kind         $     135   $     207
     Acquisition of assets and liabilities
        Plant, property and equipment               --   $ 642,752
        Current assets                              --   $ 232,338
        Regulatory assets and goodwill              --   $ 120,848
        Current liabilities                         --   ($ 24,468)
        Debt assumed                                --   ($161,698)
        Deferred credits                            --   ($ 54,774)
        Deferred income taxes                       --   ($ 93,468)
        Stock                                       --   ($658,701)
                                             ---------   ---------
          Cash Paid                                 --   $   2,829
                                             =========   =========

E. EARNINGS PER SHARE INFORMATION

The following is a reconciliation of the basic and diluted EPS computations.

----------------------------------------------------------------------------------------------------------
                                           THREE MONTHS ENDED MAY 31, 1999  NINE MONTHS ENDED MAY 31, 1999
                                                                PER SHARE                        PER SHARE
(IN THOUSANDS)                               INCOME      SHARES   AMOUNT     INCOME      SHARES   AMOUNT
----------------------------------------------------------------------------------------------------------
BASIC EPS
  Income available to common stockholders   $ 11,872     31,634   $  0.38   $ 76,006     31,588   $  2.41
                                                                  =======                         =======
EFFECT OF DILUTIVE SECURITIES
  Options                                         --          6                   --         19
  Convertible preferred stock                     --         --               27,972     20,072
                                            --------     ------             --------     ------
DILUTED EPS
  Net Income + assumed conversions          $ 11,872     31,640   $  0.38   $103,978     51,679   $  2.01
                                            ========     ======   =======   ========     ======   =======


-----------------------------------------------------------------------------------------------------------
                                           Three Months Ended May 31, 1998   Nine Months Ended May 31, 1998
                                                                 Per Share                        Per Share
(In Thousands)                               Income      Shares    Amount    Income      Shares    Amount
-----------------------------------------------------------------------------------------------------------
BASIC EPS
  Income available to common stockholders   $ 17,953     31,536   $  0.57   $ 95,333     30,424   $  3.13
                                                                  =======                         =======
EFFECT OF DILUTIVE SECURITIES
  Options                                                    75                              56
  Convertible preferred stock                  8,983     19,978               17,959     13,248
                                            --------     ------             --------     ------
DILUTED EPS
  Net Income + assumed conversions          $ 26,936     51,589   $  0.52   $113,292     43,728   $  2.59
                                            ========     ======   =======   ========     ======   =======

F. ENVIRONMENTAL

In connection with the Western transaction, the Company acquired 12 manufactured gas sites located in Kansas which may contain potentially harmful materials that are classified as hazardous material. Hazardous materials are subject to control or remediation under various environmental laws and regulations. A consent agreement with the Kansas Department of Health and Environment (KDHE) presently governs all future work at these sites. The terms of the consent agreement allow the Company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. The prioritized sites will be investigated over a ten year period. At May 31, 1999, the costs of the investigations and risk analysis have been minimal. Limited information is available about the sites and no testing has been performed. Management's best estimate of the cost of remediation ranges from $100 thousand to $10 million per site based on a limited comparison of costs incurred to remediate comparable sites. These estimates do not give effect to potential insurance recoveries, recoveries through rates or from third parties. The KCC has permitted others to recover remediation costs through rates. It should be noted that additional information and testing could result in costs significantly below or in excess of the amounts estimated above. To the extent that such remediation costs are not recovered, the costs could be material to the Company's results of operations and cash flows depending on the remediation done and number of years over which the remediation is completed.

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

o the timing and extent of changes in commodity prices for natural gas, natural gas liquids, electricity, and crude oil;

o the nature and projected profitability of potential projects and other investments available to the Company;

o    conditions of capital markets and equity markets;

o    Year 2000 issues;

o the effects of changes in governmental policies and regulatory actions, including income taxes, environmental compliance, authorized rates, and deregulation or "unbundling" of natural gas business;

o the pending merger with Southwest; and regulatory delay or conditions imposed by regulatory bodies in Southwest merger.

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

A. RESULTS OF OPERATIONS

ONEOK, Inc. provides natural gas and related products and services to its customers through regulated and nonregulated business units. The regulated business unit provides natural gas distribution and transmission services to approximately three-fourths of Oklahoma and two-thirds of Kansas. The Company is the eighth largest natural gas distribution company in the United States in terms of number of customers. The nonregulated business unit is primarily involved in the marketing, gathering and processing, and production of natural gas and natural gas liquids.

--------------------------------------------------------------------------------------------
                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                   MAY 31,                   MAY 31,
(Thousands of dollars)                        1999         1998         1999         1998
--------------------------------------------------------------------------------------------
FINANCIAL RESULTS
Operating revenues - regulated             $  222,090   $  256,434   $  805,058   $  845,385
Operating revenues - nonregulated             195,990      187,614      580,660      620,233
                                           ----------   ----------   ----------   ----------
  Total operating revenues                    418,080      444,048    1,385,718    1,465,618
Operating costs                               339,307      367,199    1,088,874    1,199,219
Depreciation, depletion and amortization       33,607       26,799       96,542       71,258
                                           ----------   ----------   ----------   ----------
  Operating Income                         $   45,166   $   50,050   $  200,302   $  195,141
                                           ==========   ==========   ==========   ==========

CONSOLIDATED OPERATIONS

Operating results continue to be strong despite warmer weather and lower gas prices compared to one year ago. Operating income was $45.2 million for the third quarter and $200.3 million for the fiscal year ended May 31, 1999 compared to $50.1 million and $195.1 million for the same periods in fiscal 1998. Although gas prices improved in the third quarter, they remain lower for the 1999 fiscal year compared to one year ago resulting in lower revenues and lower gas costs. Gains on the sale of assets of $5 million in the first quarter of fiscal 1999 and $14.6 million in the second quarter of fiscal 1998 are reflected in Other Income on the Consolidated Condensed Statements of Income.

The table reflects the reasons for the changes in earnings per share (EPS) for the quarter and the fiscal year compared to one year ago. Income available for common stockholders decreased due to $28.0 million in preferred stock dividends for the nine months compared to $18.0 million for the same period one year ago. For the first quarter of fiscal 1998, there were no preferred stock dividends. The preferred stock upon which the dividends were accrued is the convertible preferred stock, series A and B, which has been issued to Western Resources, Inc. (Western) in connection with the strategic alliance. The preferred dividends and dilutive securities had a negative effect due to the weather related fluctuations of the gas operations acquired. During quarters when the calculated diluted EPS exceeds basic EPS, as it does in the third quarter of fiscal 1999, the basic EPS , being the lower of the two numbers, must be reported. Interest expense increased over one year ago due to debt assumed in the strategic alliance with Western and debt incurred to finance other acquisitions.

------------------------------------------------------------------------------
                                 CHANGES IN EPS
                FISCAL YEAR TO DATE MAY 31, 1999 COMPARED TO 1998

                                       QUARTER                 FISCAL YEAR
                                  BASIC      DILUTED       BASIC       DILUTED
------------------------------------------------------------------------------
Number of Shares                     --          --       $(0.11)      $(0.40)
Preferred Dividends               (0.01)         --        (0.32)          --
Net Income                        (0.18)      (0.11)       (0.29)       (0.18)
Effect of antidilution               --       (0.03)          --           --
                                 ------      ------       ------       ------
     Total Change in EPS         $(0.19)     $(0.14)      $(0.72)      $(0.58)
                                 ======      ======       ======       ======

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

Management, under direction of the Board of Directors, has implemented a program to proactively address the Y2K challenge. Beginning in 1996, the Company inventoried existing programs and systems and began the conversion process that will make the Company Y2K compatible. The Company installed a new IBM Year 2000 compatible mainframe computer in August 1997. The Company believes that it has fully identified and remediated its critical automated business systems and the sensitive equipment for Y2K readiness. Testing of the remediated systems and equipment is underway and will continue throughout the remainder of 1999.

In May 1999, the Company completed the asset acquisition from Koch Midstream Enterprises. The Company has contracted with an independent third party to inventory, assess, and remediate the assets acquired. This project is estimated to be completed in September 1999.

The Company has assessed its operational risks related to suppliers and vendors with whom it conducts business. Based on this assessment, the Company has completed the process of contacting suppliers and vendors with whom the Company conducts business concerning their state of readiness and plans to complete Y2K compatibility of their systems. The Company tests such third-party compliance to the extent deemed reasonable and necessary to determine compliance.

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

The Company is currently on schedule to meet its Y2K compatibility goals and should be able to do so provided the Company is able to retain, or replace if required, such key personnel as are necessary for conversion and testing of its remaining programs and applications, and its key vendors and suppliers are Y2K ready.

There can be no assurance that the Company's systems, or the systems of other companies on which the Company relies, will be converted in a timely manner or that any such failure to be Y2K ready would not have a material adverse effect on the Company operations, liquidity and financial conditions.

The Company's direct cost to date is approximately $1.5 million for Y2K conversion. This does not include the cost of programs and equipment that are being replaced in the ordinary course of business that are Y2K compatible. The Company estimates it will spend an additional $575,000 in direct costs.

REGULATED OPERATIONS

The regulated business unit provides natural gas distribution, transportation, gas supply, and storage services in Oklahoma and Kansas. The Company's operations in Oklahoma are conducted through Oklahoma Natural Gas Company Division, ONEOK Gas Transportation Company Division and three wholly-owned subsidiaries, ONEOK Gas Transportation, L.L.C., ONG Transmission Company, and ONEOK Sayre Storage Company, which together form an integrated intrastate natural gas distribution and transmission business which serves residential, commercial, and industrial customers in about 75 percent of the state of Oklahoma. These companies will be collectively referred to herein as ONG.

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

------------------------------------------------------------------------------------
                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  MAY 31,              MAY 31,
(Thousands of dollars)                       1999       1998       1999       1998
------------------------------------------------------------------------------------
FINANCIAL RESULTS
Gas sales                                  $199,350   $230,306   $735,848   $779,197
Cost of gas                                 107,271    135,270    409,087    477,482
                                           --------   --------   --------   --------
  Gross margins on gas sales                 92,079     95,036    326,761    301,715
PCL, ECT and transportation margins          16,540     20,915     53,416     51,371
Other revenues                                8,312      7,368     22,780     20,362
                                           --------   --------   --------   --------
  Net revenues                              116,931    123,319    402,957    373,448
Operating expenses                           64,937     63,648    181,712    157,286
Depreciation, depletion and amortization     22,500     22,117     67,416     57,402
                                           --------   --------   --------   --------
  Operating income                         $ 29,494   $ 37,554   $153,829   $158,760
                                           ========   ========   ========   ========

Gas sales volumes and gross margins on gas sales decreased for the three months compared to the same period one year ago. Warmer weather contributed to the decrease in volumes, and in Kansas, where margins are not temperature adjusted, the warmer weather reduced gross margins on gas sales. For the nine months, gas sales volumes and gross margins on gas sales were higher primarily due to the inclusion of KGS's operations during the first quarter of this fiscal year. KGS uses derivative instruments to hedge the cost of some anticipated gas purchases during the winter heating months to protect their customers from upward volatility in the market price of natural gas. PCL and ECT volumes decreased compared to the same periods one year ago due to warmer weather and the loss of some PCL customers.

-----------------------------------------------------------------------------
                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                            MAY 31,               MAY 31,
                                        1999       1998       1999       1998
-----------------------------------------------------------------------------
GROSS MARGIN PER Mcf
OKLAHOMA
  Residential                          $3.55      $3.42      $2.77      $2.73
  Commercial                           $2.52      $2.46      $2.40      $2.33
  Industrial                           $1.12      $1.07      $1.23      $1.12
  Pipeline capacity leases             $0.26      $0.27      $0.25      $0.24
KANSAS
  Residential                          $2.33      $2.22      $2.27      $2.04
  Commercial                           $1.82      $1.77      $1.73      $1.68
  Industrial                           $1.95      $1.91      $1.92      $1.90
  End-use customer transportation      $0.60      $0.55      $0.55      $0.61
                                       =====      =====      =====      =====

------------------------------------------------------------------------------------
                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                             MAY 31,                   MAY 31,
                                        1999         1998         1999         1998
------------------------------------------------------------------------------------
VOLUMES (MMcf)
Gas sales
  Residential                          25,828       28,493       98,040       96,405
  Commercial                           10,005       11,198       37,817       38,786
  Industrial                            1,321        1,739        4,676        6,375
  Wholesale - As Available              9,425        8,337       25,700       10,655
                                       ------       ------      -------      -------
    Total Gas Sales                    46,579       49,767      166,233      152,221
PCL and ECT                            43,239       60,023      137,828      158,795
                                       ------       ------      -------      -------
    Gas Delivered                      89,818      109,790      304,061      311,016
                                       ======      =======      =======      =======

Operating expenses and depreciation, depletion and amortization were higher for the nine months compared to one year ago also due to inclusion of KGS's operations for the entire nine month period. On a pro forma basis, assuming the Western acquisition had occurred at the beginning of fiscal 1998, net revenues and operating expenses would have been $415 million and $189 million, respectively, for the nine months ended May 31, 1998.

------------------------------------------------------------------------------------------------
                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                 MAY 31,                         MAY 31,
                                          1999            1998            1999            1998
------------------------------------------------------------------------------------------------
OPERATING INFORMATION
Capital expenditures (thousands)      $   35,574      $   27,883      $   92,370      $   72,662
O&M per customer                      $       38      $       38      $      106      $       89
                                      ----------      ----------
Number of customers                                                    1,424,262       1,412,485
Customers per employee                                                       531             509
Identifiable assets (thousands)                                       $2,068,342      $1,942,762
                                                                      ==========      ==========

The Company and the Oklahoma Corporation Commission staff are currently negotiating the terms of a joint stipulation that sets the stage for possible deregulation of some assets, consolidates two rate cases into one, and provides for an interim rate reduction. Under the terms of the agreement, there will be no interim rate case this summer, but a consolidated rate case will be heard in early 2000. If approved, the OCC will hold hearings in mid-July to identify the Company's distribution, transmission, gathering, and storage assets and consider the deregulation of storage and gathering. The hearing on the joint stipulation is scheduled for July 6, 1999.

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

NONREGULATED OPERATIONS

The Company's nonregulated operations are involved in the marketing, gathering and processing, and production of natural gas and natural gas liquids. The gas marketing subsidiary conducts its activities in 24 states. The Company's interest in gas liquids extraction plants and its producing properties are concentrated principally in Oklahoma, Kansas and New Mexico. The Company also operates its headquarters office building and a parking garage.

The Company adheres to a prudent risk management strategy of hedging fixed price or location differential transactions using natural gas contracts or other derivative agreements to offset potential price risk exposure.

-------------------------------------------------------------------------------------------------
                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                     MAY 31,                      MAY 31,
(Thousands of dollars)                          1999          1998          1999          1998
-------------------------------------------------------------------------------------------------
FINANCIAL RESULTS
COMBINED NONREGULATED OPERATIONS
Gas sales                                     $184,957      $174,093      $559,045      $561,089
Cost of gas                                    178,009       167,948       533,685       545,873
                                              --------      --------      --------      --------


  Gross margins on gas sales                     6,948         6,145        25,360        15,216
Gas and oil production                          18,211         8,776        47,548        28,881
Gas processing, net                              4,010         4,532        11,239        18,626
Other                                            9,079         7,542        23,533        16,174
                                              --------      --------      --------      --------
  Net revenues                                  38,248        26,995       107,680        78,897
Operating expenses                              11,765         9,817        32,969        28,660
Depreciation, depletion and amortization        10,811         4,682        28,238        13,856
                                              --------      --------      --------      --------
  Operating income                            $ 15,672      $ 12,496      $ 46,473      $ 36,381
                                              ========      ========      ========      ========

-------------------------------------------------------------------------------------------
                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                   MAY 31,                   MAY 31,
(MMcf)                                        1999         1998         1999         1998
-------------------------------------------------------------------------------------------
COMBINED NONREGULATED
  NATURAL GAS OPERATIONS
Natural gas volumes
  Marketing                                   97,891       89,829      281,369      241,367
  Natural gas production                       7,786        3,710       20,697       10,989
  Residue gas                                  1,274        1,380        3,957        4,354
                                             -------       ------      -------      -------
     Total natural gas volumes               106,951       94,919      306,023      256,710
                                             -------       ------      -------      -------
Less intersegment sales
  Marketing                                    6,204        2,672       22,117       10,723
  Natural gas production                       2,274        1,177        5,926        3,646
  Residue gas                                  1,274        1,380        3,957        4,354
                                             -------       ------      -------      -------
     Total intersegment sales                  9,752        5,229       32,000       18,723
                                             -------       ------      -------      -------
Net natural gas volumes                       97,199       89,690      274,023      237,987
                                             =======       ======      =======      =======

MARKETING

The Company's marketing operation purchases and markets natural gas at both the retail and wholesale level. The Company continues to develop its niche into new market areas by arbitraging storage in the day trading market rather than focusing on the baseload market. Gas volumes increased in 1999 primarily from the Company's expansion into the Permian/Waha region of the United States. Gas sales revenues increased for the three months but continued to be down for the fiscal year due to gas prices being lower for the fiscal year (an industry-wide trend) than one year ago.

------------------------------------------------------------------------------------------------
                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      MAY 31,                     MAY 31,
(Thousands of dollars)                          1999          1998          1999          1998
------------------------------------------------------------------------------------------------
FINANCIAL RESULTS
Natural gas sales                             $184,957      $174,093      $559,045      $561,089
Cost of gas                                    178,009       167,948       533,685       545,873
                                              --------      --------      --------      --------
  Gross margins on gas sales                     6,948         6,145        25,360        15,216
Other                                              595           772         3,118         3,585
                                              --------      --------      --------      --------
  Operating revenues                             7,543         6,917        28,478        18,801
Operating costs, net                             2,535         2,025         6,560         4,933
Depreciation, depletion and amortization           151           145           354           456
                                              --------      --------      --------      --------
  Operating income                            $  4,857      $  4,747      $ 21,564      $ 13,412
                                              ========      ========      ========      ========

----------------------------------------------------------------------------------------
                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                              MAY 31,                     MAY 31,
                                        1999          1998          1999          1998
----------------------------------------------------------------------------------------
OPERATING INFORMATION
Natural gas volumes (MMcf)              97,891        89,829       281,369       241,367
Capital expenditures (thousands)      $    101            --      $    725      $    112
                                      --------      --------
Identifiable assets (thousands)                                   $174,936      $170,384
                                                                  --------      --------

The Company has been granted a rate schedule by the Federal Energy Regulatory Commission (FERC) to trade electricity at market-based wholesale rates and has begun trading. However, the activity has been minimal and has had little impact to date.

Construction of a 300 megawatt electric power plant has been approved by the Company's Board of Directors. The plant, to be located near Oklahoma City and adjacent to a Company natural gas storage facility, will be configured to supply electric power during peak periods with four gas-powered turbine generators manufactured by General Electric. Application has been made with the Oklahoma Air Quality Board for a permit, and the plant is expected to be operational during the second quarter of 2001.

GATHERING AND PROCESSING

The Company's sale of its 50 percent interest in the Tonkawa gas processing plants in the second quarter of fiscal 1998 resulted in the reduction in natural gas liquids volumes for the three and nine months compared to the same periods one year ago. However, on April 30, 1999, the Company closed the acquisition of midstream natural gas gathering and processing assets from Koch Midstream Enterprises. These assets included 100 percent interest in the Tonkawa gas processing plants sold in fiscal 1998 and approximately 3,250 miles of gathering pipeline connected to 1,460 gas wells located in Oklahoma. Total capacity of the gas processing plants is 515 million cubic feet per day. The Company did not previously own any portion of the gathering system and the related contracts behind the processing plants and only owned a 50 percent non-operating interest in the plants themselves. The addition of the gathering systems and the Company's recent purchase of significant production along the gathering system makes these assets financially attractive to the Company.

Revenue from natural gas liquids sales also decreased due to the average price per gallon decreasing from 27.4 cents and 31.3 cents for the three and nine month periods in 1998 to 25.1 cents and 23 cents for the same periods in 1999. Included in Other Income on the Consolidated Condensed Statements of Income are the gains on the sales of gathering and processing nonstrategic assets sold in the first quarter of fiscal 1999 and the second quarter of fiscal 1998.

--------------------------------------------------------------------------------------------
                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    MAY 31,                   MAY 31,
(Thousands of dollars)                         1999         1998         1999         1998
--------------------------------------------------------------------------------------------
FINANCIAL RESULTS
Gas processing, net                           $ 4,010      $ 4,352      $11,239      $17,666
Other                                           4,381        3,703        6,943        3,751
                                              -------      -------      -------      -------
  Operating revenues                            8,391        8,055       18,182       21,417
Operating costs, net                            1,956        2,007        5,822        5,717
Depreciation, depletion and amortization          999          550        1,929        1,709
                                              -------      -------      -------      -------
  Operating income                            $ 5,436      $ 5,498      $10,431      $13,991
                                              =======      =======      =======      =======

----------------------------------------------------------------------------------------
                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                              MAY 31,                    MAY 31,
                                        1999          1998          1999          1998
----------------------------------------------------------------------------------------
OPERATING INFORMATION
Residue gas (MMcf)                       1,274         1,380         3,957         4,354
Natural gas liquids (MGal)              29,205        30,809        89,456       166,832
Average NGL's price (MGal)            $  0.251      $  0.274      $  0.230      $  0.313
Capital expenditures (thousands)      $285,960      $ 12,340      $291,097      $ 14,091
                                      --------      --------
Identifiable assets (thousands)                                   $351,344      $ 70,652
                                                                  --------      --------

PRODUCTION

Gas volumes sold increased over the same periods one year ago. Production from a successful development drilling program and properties acquired during fiscal 1998 and 1999 were the primary reason for the increases in volumes. Gas prices for the three months increased while gas prices for the fiscal year decreased compared to one year ago. Decreases in gas prices until this quarter have been an industry-wide trend. Since the volatility of energy prices has a significant impact on the profitability of this business unit, the Company utilizes commodity derivative instruments to offset this risk. Operating costs and depreciation, depletion, and amortization also increased over the same periods one year ago due to the Company operating and owning an interest in an increased number of wells.

The Company announced the termination of the proposed strategic alliance with Costilla Energy, Inc. in April, 1999.

--------------------------------------------------------------------------------------------
                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    MAY 31,                   MAY 31,
(Thousands of dollars)                         1999         1998         1999         1998
--------------------------------------------------------------------------------------------
FINANCIAL RESULTS
Natural gas sales                             $16,597      $ 7,797      $43,313      $26,041
Oil sales                                       1,614        1,160        4,235        3,801
Other                                           1,366          113        2,745        1,028
                                              -------      -------      -------      -------
  Operating revenues                           19,577        9,070       50,293       30,870
Operating costs, net                            4,857        3,251       13,306       10,311
Depreciation, depletion and amortization        9,389        3,893       25,140       11,409
                                              -------      -------      -------      -------
  Operating income                            $ 5,331      $ 1,926      $11,847      $ 9,150
                                              =======      =======      =======      =======

----------------------------------------------------------------------------------------
                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                              MAY 31,                    MAY 31,
                                        1999          1998          1999          1998
----------------------------------------------------------------------------------------
OPERATING INFORMATION
Proved reserves
  Gas (MMcf)                                --            --       249,032       175,327
  Oil (MBbls)                               --            --         3,792         3,676
                                      --------      --------      --------      --------
Production
  Gas (MMcf)                             7,786         3,710        20,697        10,989
  Oil (MBbls)                              122            79           345           221
                                      --------      --------      --------      --------
Average price
  Gas (Mcf)                           $   2.13      $   2.05      $   2.09      $   2.28
  Oil (Bbls)                          $  13.25      $  14.68      $  12.26      $  17.20
                                      --------      --------      --------      --------
Capital expenditures (thousands)      $ 16,391      $133,750      $ 90,505      $160,184
                                      --------      --------
Identifiable assets (thousands)                                   $223,589      $107,798
                                                                  --------      --------

FINANCIAL FLEXIBILITY AND LIQUIDITY

The Company's capitalization structure is 56 percent equity and 44 percent debt (including short-term debt) at May 31, 1999, compared to 73 percent equity and 27 percent debt at May 31, 1998.

During the first two quarters of fiscal 1999, the Company issued $400 million in debt securities. These funds were used for general corporate purposes including acquisitions, repayment of some short term debt and refinancing certain long-term debt.

Cash provided by operating activities remains strong and continues as the primary source for meeting day-to-day cash requirements. However, due to seasonal fluctuations and additional capital requirements, the Company will continue to periodically access funds through short-term credit agreements, and if necessary, through long-term borrowings.

OPERATING CASH FLOWS

Operating cash flows for the nine months ended May 31, 1999, as compared to the same period one year ago are lower primarily due to the liquidation of working capital acquired in the Western transaction in the prior year. Additionally, the marketing business unit has increased gas storage inventory to $43 million which is expected to be liquidated next winter.

INVESTING CASH FLOWS

Capital expenditures include acquisitions of production and processing assets totaling $379 million for the nine months ended May 31, 1999, and $79 million one year ago.

For the nine months ended May 31, 1999, the Company invested in preferred equity securities of an oil and gas company and gas gathering joint ventures.

-----------------------------------------------
                             NINE MONTHS ENDED
                                  MAY 31,
(Millions of dollars)        1999         1998
-----------------------------------------------
Regulated                  $  92.4      $  72.6

Processing                   291.1         14.1

Production                    90.5        160.0

Other                          5.6          0.7
                           -------      -------
  Nonregulated               387.2        174.8
                           -------      -------

Total                      $ 479.6      $ 247.4
                           =======      =======

FINANCING CASH FLOW

At May 31, 1999, $541 million of long-term debt was outstanding. As of that date, the Company could have issued $874 million of additional long-term debt under the most restrictive provisions contained in its various borrowing agreements. On July 2, 1999, a $600 million credit facility was entered into with several banks and will close and be effective July 6, 1999. The existing $200 million credit facility will be terminated as of the effective date of the new facility. The Company plans to begin issuing commercial paper in July supported by the new credit facility, some of which will pay off other higher-interest short term debt.

On March 18, 1999, the Company authorized a stock buyback plan for up to 15 percent of its capital stock. The program authorizes the Company to make purchases of its common stock on the open market with the timing and terms of purchases and the number of shares purchased to be determined by management based on market conditions and other factors. Purchases began May 25, 1999, with 34,100 shares purchased through May 31, 1999. The purchased shares will be held in treasury and will be available for general corporate purposes, resale at a future date, or retirement. Purchases will be financed with short-term debt or made from available funds.

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

ONG is currently in a rate review before the Oklahoma Corporation Commission
(OCC), and a hearing has been scheduled on a joint stipulation agreed to by ONG and the OCC. A key issue to be addressed is the unbundling of services and the deregulation of storage and gathering assets in Oklahoma. Should the Company be unable to recover the stranded costs of any deregulated assets, it could have an adverse effect on the Company's financial condition.

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

Kansas Gas Service uses derivative instruments to hedge the cost of some anticipated gas purchases during the winter heating months to protect their customers from upward volatility in the market price of natural gas. The gain or loss resulting from such derivatives is combined with the physical cost of gas and recovered from the customer through the gas purchase clause in rates. The Company has no market risk associated with such activities and, accordingly, these derivatives have been omitted from the value-at-risk disclosures below.

VALUE-AT-RISK DISCLOSURE OF MARKET RISK - The estimation of potential losses that could arise from changes in market conditions is typically accomplished through the use of statistical models that seek to predict risk of loss based on historical price and volatility patterns. The value-at-risk (VAR) measurement used by the Company is based on J.P. Morgan's RiskMetrics(TM) model, which measures recent volatility and correlation in the price of natural gas and oil, pulls through current price levels and net deltas, and applies estimates made by management regarding the time required to liquidate positions and the degree of confidence placed in the accuracy of the volatility and correlation estimates. The Company's VAR calculation presents a comprehensive market risk disclosure by combining its commodity derivative portfolio used to hedge price and basis risk together with the current portfolio of firm physical purchase and sale contracts and nonregulated gas-in-storage inventory. At May 31, 1999, the Company's estimated potential one-day favorable or unfavorable impact on future earnings, as measured by the VAR, using a 95 percent confidence level, diversified correlation and assuming three days to liquidate positions is immaterial.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         UNITED STATES OF AMERICA, EX REL. JACK J. GRYNBERG V. ONEOK, INC., ET AL., No. CIV-97-1006-R, in the United States District Court for the Western District of Oklahoma. The Complaint asserts essentially the same claims that the same plaintiff relator, Jack J. Grynberg ("Grynberg"), asserted in a previous action (United States et rel. Jack J. Grynberg v. Alaska Pipeline Company, et al., No. 95-725-TFH, in the United States District Court for the District of Columbia [hereinafter "Grynberg I"]) against ONEOK and approximately sixty-five other pipeline companies. This case is one of 77 similar cases filed by Grynberg. Many of the allegations in the Complaint are virtually identical in all 77 cases, and they appear to be "beefed-up" versions of the same allegations made in the Second Amended Complaint in Grynberg I. In addition, Grynberg has asserted claims for underpayment of royalties based upon generalized allegations of use of a portable chromatograph, affiliate transactions, use of storage facilities to purchase gas in summer months, and improper deduction of costs. On May 6, 1999, Grynberg filed a motion with the Judicial Panel on Multidistrict Litigation (the "Judicial Panel") asking that all cases pending be transferred and consolidated into a single district court in either Colorado or Wyoming. The Judicial Panel accepted Grynberg's motion for filing on June 7, 1999. ONEOK responded to the motion by June 28, 1999.

         JOINT APPLICATION OF OKLAHOMA NATURAL GAS COMPANY, A DIVISION OF ONEOK, INC., ONEOK GAS TRANSPORTATION COMPANY, A DIVISION OF ONEOK, INC., AND KANSAS GAS SERVICE COMPANY, A DIVISION OF ONEOK, INC., FOR APPROVAL OF THEIR UNBUNDLING PLAN FOR NATURAL GAS SERVICES UPSTREAM OF THE CITY GATES OR AGGREGATION POINTS, Cause PUD No. 980000177, before the Oklahoma Corporation Commission. On June 4, 1999, the Company and the Oklahoma Corporation Commission filed a Joint Motion in the Oklahoma Supreme Court to stay further appellate proceedings and for leave to proceed before the Commission. The Joint Motion is the result of a joint stipulation between the Company and the Commission Staff orally approved by the Commission on May 26, 1999, in Case PUD No. 98-0000683. However, when the matter came up on the signing agenda on June 16, 1999, Commissioner Apple reversed his decision which resulted in the Joint Stipulation being disapproved by the Commission. A new joint stipulation has been entered into (see below).

         APPLICATION OF MICHAEL EDWARD MCADAMS AND JOHN POWELL WALKER FOR RELIEF FROM IMPROPER AND EXCESSIVE GAS COSTS, Cause PUD No. 980000188, before the Oklahoma Corporation Commission. On May 13, 1999, the Administrative Law Judge issued a Report on the Company's Motion to Determine Scope of Hearing. The Administrative Law Judge found first that the case is an adjudicative matter. As to the issue of prospective versus retroactive relief, she found that the Commission had previously stated that it "can only consider the issues of the refund and cease and desist." According to the Report, if the impact of the Dynamic contract is determined to be imprudent, unfair or unreasonable to the ratepayers, evidence should be taken as to the past overcharges and the Company should be ordered to cease and desist. Finally, as to the issue of whether a class action proceeding may be brought before the Commission, the Administrative Law Judge found that the responsibility of the Commission is to protect the rate paying public as a whole, and allowing all similarly situated customers to be represented would prevent discriminatory rebates or charges. It would be discriminatory to order the "cease and desist" to apply only to the Applicants. The Company did not appeal the Report.

         APPLICATION OF ERNEST G. JOHNSON, DIRECTOR OF THE PUBLIC UTILITY DIVISION, OKLAHOMA CORPORATION COMMISSION, TO REVIEW THE RATES, CHARGES, SERVICES AND SERVICE TERMS OF OKLAHOMA NATURAL GAS COMPANY, A DIVISION OF ONEOK, INC., AND ALL AFFILIATED COMPANIES AND ANY AFFILIATE OR NONAFFILIATE TRANSACTION RELEVANT TO SUCH INQUIRY, Cause PUD No. 980000683, Oklahoma Corporation Commission. The Commission has ordered the Company's Request for Affirmative Relief to be held in abeyance until completion of the Commission Staff's rate review (the Commission can, sua sponte, revisit the issue if it is determined to be in the public interest to do so). The Commission also scheduled the interim rate hearing to be heard by an Administrative

Law Judge on June 22-24, 1999. On May 13, 1999, the Company and the Commission Staff entered into a Joint Stipulation, which was orally approved by the Commission on May 26, 1999. Pursuant to the Joint Stipulation, the rates to customers of Oklahoma Natural Gas Company and Kansas Gas Service Company would be reduced by $5 million, which would be in lieu of the interim hearing. The Joint Stipulation also set up a process for the resolution of other issues presented in this case and Oklahoma Natural Gas Company's rate case (Cause PUD No. 990000166), which is consolidated with this case, including whether utility rate regulation for gathering and storage services should be discontinued if competition is determined to exist. Oklahoma Natural Gas Company will competitively bid for gas supply for the 1999-2000 heating season, and will competitively bid for upstream transportation services this fall, with service to commence November 1, 2000. On June 16, 1999, however, the Joint Stipulation was rejected by the Commission. On July 1, 1999, the Company and the Commission Staff filed a joint motion to approve a new Joint Stipulation. The principal difference between the new Joint Stipulation and the prior Joint Stipulation is that the $5 million interim rate reduction would be credited to residential customers only on September 1999 billings. The new Joint Stipulation is being presented to the other parties to the proceedings for consideration and negotiation of the final terms and conditions. The hearing is set for July 6, 1999.

         W. A. DREW EDMONDSON, ATTORNEY GENERAL OF OKLAHOMA V. OKLAHOMA NATURAL GAS COMPANY, A DIVISION OF ONEOK, INC., ONEOK GAS TRANSPORTATION COMPANY, A DIVISION OF ONEOK, INC., AND KANSAS GAS SERVICE COMPANY, A DIVISION OF ONEOK, INC. AND THE CORPORATION COMMISSION OF THE STATE OF OKLAHOMA, Oklahoma Supreme Court, Case No. 93162. On June 7, 1999, the Attorney General of the State of Oklahoma filed an appeal from the May 26, 1999, oral decision of the Oklahoma Corporation Commission approving the Joint Stipulation entered into by the Company and the Staff of the Commission's Public Utility Division in Case PUD No. 980000683 (consolidated with ONG's rate case in Cause PUD No. 990000166). The Attorney General challenged, inter alia, the stipulated $5,000,000 interim rate reduction and the stipulated agreement that the Commission would conduct a hearing to identify ONEOK's distribution, transmission, gathering and storage assets to determine if competition exists for gathering and storage services such that utility regulation may be discontinued. The Attorney General also challenged the impartiality of one of the Commissioners and contends he was denied due process by the Commissioner's actions. The Attorney General stated his office will also file a writ of prohibition in the Oklahoma Supreme Court, Case No. 93182, challenging the Commission's jurisdiction to conduct the contemplated hearings regarding ONEOK assets. The writ was set for hearing before a supreme court referee on June 22, 1999. The Commission filed a Motion to Dismiss the appeal on June 9, and the Company filed a Motion to Dismiss on June 14, 1999. This matter was dismissed on June 17, 1999.

ONEOK, INC. V. SOUTHERN UNION COMPANY, Case Number 99-CV-0345-H(M), United States District Court for the Northern District of Oklahoma, on appeal of preliminary injunction, United States Court of Appeals for the Tenth Circuit, Case Number 99-5103. On May 5, 1999, the Company filed a complaint against Southern Union Company ("Southern Union") for breaching the February 21, 1999 confidentiality and standstill agreement between Southern Union and Southwest Gas Corporation ("Southwest"). The Company is a third party beneficiary. ONEOK also sought to enjoin Southern Union from breaching the confidentiality and standstill agreement and from taking any other wrongful actions to disrupt the proposed merger of the Company with Southwest.

         On May 11, 1999, the Court granted the Company's requested injunction and issued a temporary restraining order enjoining Southern Union from any future violation of the confidentiality and standstill agreement, including soliciting proxies from Southwest's shareholders. ONEOK and Southern Union then stipulated that the temporary restraining order could be entered as a preliminary injunction and that Southern Union would be deemed to have sought and been denied a stay of the injunction. The Court entered the parties' stipulation and Southern Union filed a Notice of Appeal and Request for a Stay of the injunction with the Tenth Circuit on May 17, 1999. The Tenth Circuit received Southern Union's filing on May 18, 1999 and has issued an order staying the injunction for the sole purpose of permitting Southern Union the opportunity to oppose Southwest's motion to transfer a related California lawsuit to the Northern District of Oklahoma and to file a motion to remand the same California lawsuit to the San Diego Superior Court. Southern Union subsequently filed supplements to its motion for stay seeking the opportunity to participate in ongoing administrative proceedings before state public utility commissions, including proceedings in Arizona, California and Nevada. On June 10, 1999, the Tenth Circuit Court of Appeals denied Southern Union's request for a stay of the District Court's injunction insofar as it pertains to state public utility commission proceedings.

         On June 9, 1999, Southern Union filed a motion with the Northern District of Oklahoma to dismiss the lawsuit on the grounds of lack of personal jurisdiction and improper venue and a motion to transfer the Oklahoma action to the District of Nevada (where Southwest is asserting claims against Southern Union similar to those being asserted against Southern Union by the Company), or alteratively to stay the Oklahoma action pending the final disposition of the Nevada action. ONEOK will file responses to these motions on July 2, 1999. of these motions.

         In a related matter, on December 15, 1998, the case of KLEIN V. SOUTHWEST GAS CORPORATION, Superior Court of San Diego County, California, Case No. 726615, was filed as a class action against Southwest and its directors. The amended complaint alleges breach of fiduciary duty, duty of loyalty, due care, candor, good faith and fair dealing seeking to enjoin the merger between the Company and Southwest, a rescission of the merger agreement, the implementation of an auction or similar process for sale of Southwest and the voiding of the $30 million termination fee under the merger agreement. On May 4, 1999, Southern Union intervened seeking a decision that it was entitled to solicit Southwest's shareholders concerning approval of its proposed merger, rescission of a portion of the confidentiality and standstill agreement and a temporary restraining order and preliminary injunction to prevent Southwest from conducting a proxy solicitation in support of the merger during the pendency of the litigation. The case has been removed to the United States District Court for the Southern District of California (Case No. 99-1004-IEG(CGA)). Southwest has filed motions to dismiss the shareholder and Southern Union cases or alternatively to transfer the case to the Northern District of Oklahoma. The Shareholders' motions are set for hearing on September 7, 1999 and August 23, 1999, respectively. Southern Union has filed a motion to remand which is set for hearing August 2, 1999. On June 9, 1999, Southwest signed a Memorandum of Understanding with shareholders' plaintiff counsel to settle the case with all plaintiffs except Southern Union. The Memorandum of Understanding sets forth the parties' agreement in principle settling all shareholders' claims and is subject to several conditions, including consummation of the merger and entry of final judgment of dismissal with prejudice that is binding on all shareholders.

         On June 25, 1999, the Klein plaintiffs filed a third Amended Complaint and withdrew the Motion to Remand the case back to state court. On the same day, Southwest withdrew its Motion to Dismiss the Klein plaintiffs' claims and Motion to Transfer the case to Oklahoma as to the Klein plaintiffs.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.

(a)  DOCUMENTS FILED AS PART OF THIS REPORT

     10(m) Commercial Paper Dealer Agreement dated June 9, 1999, between ONEOK, Inc. and Banc of America Securities L.L.C.

     10(n) Commercial Paper Dealer Agreement dated June 9, 1999, between ONEOK, Inc. and Bank One Capital Markets, Inc.

     27 Financial Data Schedule

(b)  REPORTS

     April 15, 1999 - Filed pro forma financial information relating to the merger of the Company and Southwest Gas Corporation.

     April 19, 1999 - Announced that the ONEOK, Inc. KGS Thrift Plan had been merged with and into the Thrift Plan for Employees of ONEOK, Inc. and Subsidiaries.

     April 22, 1999 - Announced that the strategic alliance between the Company and Costilla Energy, Inc. had been terminated.

     April 26, 1999 - Announced amendment to merger agreement between the Company and Southwest Gas Corporation.

     April 29, 1999 - Amended the 8-K filed on April 15, 1999.

     May 3, 1999 - Announced the closing of the asset acquisition from Koch Midstream Enterprises.

     May 13, 1999 - Announced that the Company had filed an application with the Missouri Public Service Commission asking for a review of Southern Union Company's proposal to purchase the stock of Southwest Gas Corporation.

     June 22, 1999 - Announced that the Public Utilities Commission of Nevada had approved the merger between the Company and Southwest Gas Corporation.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of July 1999.


                                       ONEOK, Inc.
                                       Registrant

                                       By: /s/ JIM KNEALE
                                           -------------------------------------
                                           Jim Kneale
                                           Vice President, Chief Financial
                                           Officer, and Treasurer

                                 EXHIBIT INDEX


Exhibit
Number            Description
-------           -----------
 10(m)    Commercial Paper Dealer Agreement dated June 9, 1999, between ONEOK,
          Inc. and Banc of America Securities L.L.C.

 10(n)    Commercial Paper Dealer Agreement dated June 9, 1999, between ONEOK,
          Inc. and Bank One Capital Markets, Inc.

 27       Financial Data Schedule