Form 10-Q
period 1999-11-30
ONEOK INC /NEW/
filed 2000-01-07
CIK 1039684

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---
         EXCHANGE ACT OF 1934 for the quarterly period ended November 30, 1999.

                                      OR

    ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the transition period from _______ to ________


                      Commission file number   001-13643


                                  ONEOK, Inc.
            (Exact name of registrant as specified in its charter)


                 Oklahoma                                   73-1520922
       (State or other jurisdiction                     (I.R.S. Employer
     of incorporation of organization)                 Identification No.)


  100 West Fifth Street, Tulsa, OK                           74103
       (Address of principal                               (Zip Code)
         executive offices)

      Registrant's telephone number, including area code  (918) 588-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                      ---

On November 30, 1999, the Company had 30,131,625 shares of common stock outstanding.

                                  ONEOK, Inc.

                         QUARTERLY REPORT ON FORM 10-Q

Part I.   Financial Information                                       Page No.
          Consolidated Condensed Statements of Income -
          Three Months Ended November 30, 1999 and 1998               3

          Consolidated Condensed Balance Sheets -
          November 30, 1999 and August 31, 1999                       4

          Consolidated Condensed Statements of Cash Flows -
          Three Months Ended November 30, 1999 and 1998               5

          Notes to Consolidated Condensed Financial Statements        6 - 9

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations               10 - 18

Part II.  Other Information                                           19 - 20

Part I - FINANCIAL INFORMATION

ONEOK, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)                                            Three Months Ended
                                                           November 30,
                                                  1999                    1998
--------------------------------------------------------------------------------
                                                 (Thousands of Dollars, except
                                                       per share amounts)
Operating Revenues                              $  533,482            $  374,936
Cost of gas                                        338,994               239,836
--------------------------------------------------------------------------------
 Net Revenues                                      194,488               135,100
--------------------------------------------------------------------------------
Operating Expenses
 Operations and maintenance                        104,821                64,589
 Depreciation, depletion, and amortization          32,547                31,138
 General taxes                                      11,043                 9,374
--------------------------------------------------------------------------------
   Total Operating Expenses                        148,411               105,101
--------------------------------------------------------------------------------
   Operating Income                                 46,077                29,999
--------------------------------------------------------------------------------
Other income                                             -                 4,993
Interest                                            20,357                11,355
Income taxes                                         9,990                 9,387
--------------------------------------------------------------------------------
Net Income                                          15,730                14,250
Preferred Stock Dividends                            9,275                 9,324
--------------------------------------------------------------------------------
   Income Available for Common Stock            $    6,455            $    4,926
================================================================================
Earnings Per Share of Common Stock - Basic      $     0.21            $     0.16
================================================================================
Earnings Per Share of Common Stock - Diluted    $     0.21            $     0.16
================================================================================
Dividends Per Share of Common Stock             $     0.31            $     0.31
================================================================================
Average Shares of Common Stock - Basic
(Thousands)                                         30,666                31,535

Average Shares of Common Stock - Diluted
(Thousands)                                         30,681                31,578



See accompanying notes to consolidated condensed financial statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                          November 30,         August 31,
(Unaudited)                                                                  1999                1999
---------------------------------------------------------------------------------------------------------
                                                                             (Thousands of Dollars)
Assets
Current Assets
   Cash and cash equivalents                                              $         -        $      4,402
   Trade accounts and notes receivable                                        284,055             228,336
   Inventories                                                                155,905             118,951
   Other current assets                                                       101,171              87,578
---------------------------------------------------------------------------------------------------------
       Total Current Assets                                                   541,131             439,267
---------------------------------------------------------------------------------------------------------
Property, Plant and Equipment                                               3,119,425           3,057,626
   Accumulated depreciation, depletion, and amortization                    1,015,845             988,797
---------------------------------------------------------------------------------------------------------
   Net Property                                                             2,103,580           2,068,829
---------------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets
   Regulatory assets, net                                                     244,831             246,658
   Goodwill                                                                    80,993              81,560
   Investments and other                                                      204,352             188,631
---------------------------------------------------------------------------------------------------------
       Total Deferred Charges and Other Assets                                530,176             516,849
---------------------------------------------------------------------------------------------------------
       Total Assets                                                       $ 3,174,887        $  3,024,945
=========================================================================================================
Liabilities and Shareholders' Equity
Current Liabilities
   Current maturities of long-term debt                                   $    22,817        $     22,817
   Notes payable                                                              376,946             263,747
   Accounts payable                                                           223,292             183,759
   Accrued taxes                                                                4,620              11,186
   Accrued interest                                                            13,187               7,042
   Other                                                                       50,561              55,031
---------------------------------------------------------------------------------------------------------
       Total Current Liabilities                                              691,423             543,582
---------------------------------------------------------------------------------------------------------
Long-term Debt, excluding current maturities                                  809,428             810,087
Deferred Credits and Other Liabilities
   Deferred income taxes                                                      346,782             323,624
   Other deferred credits                                                     179,727             173,193
---------------------------------------------------------------------------------------------------------
       Total Deferred Credits and Other Liabilities                           526,509             496,817
---------------------------------------------------------------------------------------------------------
          Total Liabilities                                                 2,027,360           1,850,486
---------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note F)
Shareholders' Equity
 Convertible Preferred Stock, $0.01 par value: Series A authorized
   20,000,000 shares; issued and outstanding 19,946,448 shares                    199                 199
 Common stock, $0.01 par value: authorized 100,000,000 shares; issued
   31,599,305 shares, outstanding 30,131,625 and 30,884,225 shares                316                 316
   Paid in capital                                                            894,978             894,978
   Unearned compensation                                                       (1,933)                  -
   Retained earnings                                                          298,351             301,536
   Treasury stock at cost: 1,467,680 and 715,080 shares                       (44,384)            (22,570)
---------------------------------------------------------------------------------------------------------
       Total Shareholders' Equity                                           1,147,527           1,174,459
---------------------------------------------------------------------------------------------------------
       Total Liabilities and Shareholders' Equity                         $ 3,174,887        $  3,024,945
=========================================================================================================
See accompanying notes to consolidated condensed financial statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                        Three Months Ended
                                                                            November 30,
(Unaudited)                                                             1999           1998
-------------------------------------------------------------------------------------------
                                                                     (Thousands of Dollars)
Operating Activities
   Net income                                                     $   15,730     $   14,250
   Depreciation, depletion, and amortization                          32,547         31,138
   Gain on sale of assets                                                  -         (4,993)
   Net income from other investments                                  (1,760)          (442)
   Deferred income taxes                                              23,652         (3,883)
   Changes in assets and liabilities                                 (80,640)       (66,088)
-------------------------------------------------------------------------------------------
      Cash Provided by (Used in) Operating Activities                (10,471)       (30,018)
-------------------------------------------------------------------------------------------
Investing Activities
   Changes in other investments, net                                     641            442
   Capital expenditures, net of salvage                              (64,307)       (29,371)
   Proceeds from sale of property                                          -         22,000
-------------------------------------------------------------------------------------------
      Cash Used in Investing Activities                              (63,666)        (6,929)
-------------------------------------------------------------------------------------------
Financing Activities
   Issuance (payment) of notes payable, net                          113,199       (144,000)
   Issuance of debt                                                        -        200,000
   Payment of debt                                                      (797)             -
   Acquisition of treasury stock                                     (23,882)             -
   Dividends paid                                                    (18,785)       (19,099)
-------------------------------------------------------------------------------------------
      Cash Provided by Financing Activities                           69,735         36,901
-------------------------------------------------------------------------------------------
Change in Cash and Cash Equivalents                                   (4,402)           (46)
Cash and Cash Equivalents at Beginning of Period                       4,402             86
-------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                        $        -     $       40
===========================================================================================


See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

A. Summary of Significant Accounting Policies

Interim Reporting. The interim consolidated condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three months ended November 30, 1999, are not necessarily indicative of the results that may be expected for a twelve-month period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended August 31, 1999.

Reclassification. Certain amounts for 1999 have been reclassified to conform with the 2000 presentation. In particular, the Company reclassified other income, including gains on sales of assets, from operating revenue to a separate caption, and now presents operating income.

B. Significant Events

A July, 1999 order from the Oklahoma Corporation Commission (OCC) removed the Oklahoma gathering and storage assets from utility regulation effective
November 1, 1999. These assets are now included in the Transportation and Storage segment where they are being utilized in the competitive marketplace. An August, 1999 order from the OCC distinguished between upstream (transportation) and downstream (distribution) assets and cleared the way for future unbundling activities including competitive bidding for transportation services in Oklahoma. The Distribution segment issued bids for these services in Oklahoma during the quarter ended November 30, 1999 with contracts to be awarded in the spring of 2000.

In October, 1999, the Company's Board of Directors approved a change in the Company's fiscal year-end. The fiscal year-end will be changed from August 31 to December 31 effective January 1, 2000. The Transition Report covering the four months ended December 31, 1999, will be filed on a Form 10-Q.

On May 25, 1999, the Company began buying shares of common stock under a stock buyback plan authorized in March, 1999. Through November 30, 1999, 1,534,246 shares of common stock were purchased on the open market. The Company is authorized to buy back up to 15 percent of its capital stock.

C. Regulatory Assets

The table is a summary of regulatory assets, net of amortization, at November 30, 1999, and August 31, 1999.

                                               November 30,   August 31,
                                                  1999          1999
     -------------------------------------------------------------------
                                                 (Thousands of Dollars)
     Recoupable take-or-pay                      $  84,756    $  85,996
     Pension costs                                  19,836       20,881
     Postretirement costs other than pension        61,962       61,830
     Other                                           9,740        8,521
     Transition costs                               22,785       22,903
     Reacquired debt costs                          22,221       22,413
     Income taxes                                   23,531       24,114
     ------------------------------------------------------------------
       Regulatory assets, net                    $ 244,831    $ 246,658
     ==================================================================

D. Supplemental Cash Flow Information

The table is supplemental information relative to the Company's cash flows for the three months ended November 30, 1999 and 1998.

                                                    1999          1998
     -------------------------------------------------------------------
                                                  (Thousands of Dollars)
     Cash paid during the year
      Interest (including amounts capitalized)    $ 13,258     $  11,118
      Income taxes                                $      -     $   2,500
     Noncash transactions
      Gas received as payment in kind             $      -     $      61
      Treasury stock transferred to
        compensation plans                        $  2,068     $       -
     -------------------------------------------------------------------

E. Earnings per Share Information

The following is a reconciliation of the basic and diluted EPS computations.

                                              Three Months Ended November 30, 1999
                                                                          Per Share
                                                Income        Shares         Amount
     ------------------------------------------------------------------------------
                                              (Thousands, except per share amounts)
     Basic EPS
      Income available to common stockholders   $    6,455    30,666        $  0.21
                                                                            =======
     Effect of Dilutive Securities
      Options                                            -        15
      Convertible preferred stock                        -         -
                                                ----------    ------
     Diluted EPS
      Income available to common stockholders
        + assumed conversions                   $    6,455    30,681        $  0.21
     ==============================================================================

                                              Three Months Ended November 30, 1998
                                                                          Per Share
                                                Income        Shares         Amount
     ------------------------------------------------------------------------------
                                              (Thousands, except per share amounts)

     Basic EPS
      Income available to common stockholders   $    4,926    31,535        $  0.16
                                                                            =======
     Effect of Dilutive Securities
      Options                                            -        43
      Convertible preferred stock                        -         -
                                                ----------    ------
     Diluted EPS
      Income available to common stockholders
        + assumed conversions                   $    4,926    31,578        $  0.16
===================================================================================

There were 19,874,254 shares of convertible preferred stock and 72,214 option shares excluded from the calculation of Diluted Earnings per Share due to being antidilutive for the three months ended November 30, 1999. For the same period one year ago, there were 20,071,000 convertible preferred shares excluded.

F. Commitments and Contingencies

During the year ended August 31, 1999, the Company and Southwest Gas Corporation (Southwest) entered into a definitive agreement whereby the Company agreed to acquire Southwest for $30 per share in an all cash transaction valued at $918 million. The total transaction cost, including assumed debt, is estimated at $1.8 billion. The transaction is subject to various conditions including regulatory approvals which are still pending in California and Arizona. Southwest shareholders approved the agreement on August 10, 1999. On January 4,

2000, the Arizona Corporation Commission (ACC) staff filed prefiled testimony recommending the merger be delayed until a favorable resolution of pending litigation is reached. The Company and certain of its officers as well as Southwest have been named as defendants in a lawsuit brought by Southern Union Company (Southern Union) in connection with the proposed acquisition in the total amount of $750 million. The Southern Union allegations include, but are not limited to, Racketeer, Influenced and Corrupt Organization Act violations and improper interference in a contractual relationship between Southwest and Southern Union. If the plaintiff should be successful in any of the claims against the Company or Southwest and substantial damages are awarded, it could have a material adverse effect on the Company's operations, cash flow, and financial position. The Company, as third party beneficiary, has filed a lawsuit against Southern Union for breach of a confidentiality and standstill agreement with Southern Union and Southwest. The parties are presently involved in discovery. The Company believes the Southern Union allegations are without merit and is defending itself vigorously against all claims.

The Company has responsibility for 12 manufactured gas sites located in Kansas which may contain potentially harmful materials that are classified as hazardous material. Hazardous materials are subject to control or remediation under various environmental laws and regulations. A consent agreement with the Kansas Department of Health and Environment (KDHE) presently governs all future work at these sites. The terms of the consent agreement allow the Company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. The prioritized sites will be investigated over a ten year period. At November 30, 1999, the costs of the investigations and risk analysis have been minimal. Limited information is available about the sites. Management's best estimate of the cost of remediation ranges from $100 thousand to $10 million per site based on a limited comparison of costs incurred to remediate comparable sites. These estimates do not give effect to potential insurance recoveries, recoveries through rates or from third parties. The KCC has permitted others to recover remediation costs through rates. It should be noted that additional information and testing could result in costs significantly below or in excess of the amounts estimated above. To the extent that such remediation costs are not recovered, the costs could be material to the Company's results of operations and cash flows depending on the remediation done and number of years over which the remediation is completed.

The Company is a party to litigation matters and claims which are normal in the course of its operations, and while the results of litigation and claims cannot be predicted with certainty, management believes the final outcome of such matters will not have a materially adverse effect on consolidated results of operations, financial position, or liquidity.

G.   Segments

In fiscal 1999, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement required the Company to define and report the Company's business segments based on how management currently evaluates its business. Management has segmented its business based on differences in products and services and management responsibility.

The Company conducts its operations through six segments: (1) the Distribution segment distributes natural gas to residential, commercial and industrial customers, leases pipeline capacity to others and provides transportation services for end-use customers; (2) the Transportation and Storage segment transports and stores natural gas for others; (3) the Marketing segment markets natural gas to wholesale and retail customers and markets electricity to wholesale customers; (4) the Gathering and Processing segment gathers and processes natural gas and natural gas liquids; (5) the Production segment produces natural gas and oil; and (6) the Other segment primarily operates and leases the Company's headquarters building and a related parking facility.

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

                                                                               Gathering                   Eliminations
      Three Months Ended                        Transportation                    and                          and
      November 30, 1999           Distribution    and Storage    Marketing     Processing    Production       Other         Total
------------------------------------------------------------------------------------------------------------------------------------
                                                        (Thousands of Dollars)
Sales to unaffiliated customers   $   195,691   $    13,596    $    257,144    $    46,078   $    15,324   $     5,649  $   533,482
Intersegment sales                      1,147        17,128           3,714          9,428         3,296       (34,713)           -
-----------------------------------------------------------------------------------------------------------------------------------
   Total Revenues                 $   196,838   $    30,724    $    260,858    $    55,506   $    18,620   $   (29,064) $   533,482
-----------------------------------------------------------------------------------------------------------------------------------
Net Revenues                      $    82,618   $    30,724    $      6,866    $    55,506   $    18,620   $       154  $   194,488
Operating Costs                   $    55,410   $    10,162    $      2,268    $    47,282   $     5,459   $    (4,717) $   115,864
Depreciation, depletion and
  amortization                    $    18,636   $     3,852    $        182    $     1,846   $     7,417   $       614  $    32,547
Operating Income                  $     8,572   $    16,710    $      4,416    $     6,378   $     5,744   $     4,257  $    46,077
Income from Equity Investments    $         -   $       776    $          -    $         -   $       984   $         -  $     1,760
Total Assets                      $ 1,755,218   $   372,915    $    309,926    $   364,602   $   353,167   $    19,059  $ 3,174,887
Capital Expenditures              $    22,817   $     4,392    $     10,258    $    21,547   $     5,153   $       833  $    65,000
-----------------------------------------------------------------------------------------------------------------------------------

                                                                               Gathering                   Eliminations
      Three Months Ended                        Transportation                    and                          and
      November 30, 1999           Distribution    and Storage    Marketing     Processing    Production       Other         Total
-----------------------------------------------------------------------------------------------------------------------------------
                                                        (Thousands of Dollars)
Sales to unaffiliated customers   $   179,711   $     6,945    $    167,825    $   7,860     $    8,104    $     4,491  $   374,936
Intersegment sales                      2,169        20,059           2,596        3,246          5,318        (33,388)           -
-----------------------------------------------------------------------------------------------------------------------------------
   Total Revenues                 $   181,880   $    27,004    $    170,421    $  11,106     $   13,422    $   (28,897) $   374,936
-----------------------------------------------------------------------------------------------------------------------------------
Net Revenues                      $    78,153   $    27,004    $      6,441    $  11,106     $   13,422    $    (1,026) $   135,100
Operating Costs                   $    56,077   $     9,262    $      1,807    $   7,899     $    3,767    $    (4,849) $    73,963
Depreciation, depletion and
  amortization                    $    18,502   $     3,315    $         45    $     512     $    7,637    $     1,127  $    31,138
Operating Income                  $     3,574   $    14,427    $      4,589    $   2,695     $    2,018    $     2,696  $    29,999
Income from Equity Investments    $         -   $       433    $          -    $       -     $        9    $         -  $       442
Total Assets                      $ 1,756,980   $   402,614    $    144,734    $  42,833     $  242,164    $   (93,170) $ 2,496,155
Capital Expenditures              $    19,312   $     7,173    $        600    $   5,004     $    3,730    $     2,351  $    38,170
-----------------------------------------------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This form 10-Q contains statements concerning Company expectations or predictions of the future that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. these statements are intended to be covered by the safe harbor provision of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are based on management's beliefs and assumptions based on information currently available. it is important to note that actual results could differ materially from those projected in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, the following:

   .  The effects of weather and other natural phenomena;
   . increased competition from other energy suppliers as well as alternative forms of energy;
   .  the capital intensive nature of the Company's business;
   . economic climate and growth in the geographic areas in which the Company does business;
   .  the uncertainty of gas and oil reserve estimates;
   . the timing and extent of changes in commodity prices for natural gas, natural gas liquids, electricity, and crude oil;
   . the nature and projected profitability of potential projects and other investments available to the Company;
   .  conditions of capital markets and equity markets;
   . the effects of changes in governmental policies and regulatory actions, including income taxes, environmental compliance, authorized rates, and deregulation or "unbundling" of natural gas;
   . the pending merger with Southwest Gas Corporation (Southwest); and . regulatory delay or conditions imposed by regulatory bodies in, and the results of litigation involving, the Southwest merger.

Accordingly, while the Company believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. when used in Company documents, the words "anticipate," "expect," "projection," "goal" or similar words are intended to identify forward-looking statements. The Company does not have any intention or obligation to update forward-looking statements after they distribute this Form 10-Q even if new information, future events or other circumstances have made them incorrect or misleading.

A.    Results of Operations

Consolidated Operations

The Company provides natural gas and related products and services to its customers through the following segments:

   .  Distribution
   .  Transportation And Storage
   .  Marketing
   .  Gathering and Processing
   .  Production
   .  Other

The Company is the ninth largest natural gas distribution company in the United States in terms of number of customers. Nonregulated operations involve transmission, storage, marketing, gathering and processing, and production of natural gas and natural gas liquids and marketing of electricity .

Operating results continue to be strong despite warmer than normal weather. while the quarters ended November 30, 1999 and 1998 were both warmer than normal, the Company is using derivative instruments for fiscal 2000 to reduce the effect of weather variances during the heating season. During the quarter ended

November 30, 1999, these derivative instruments resulted in revenue of $4.1 million which offset much of the margin variances caused by weather. This revenue was recorded in the Other segment.

Although some higher interest rate debt was refinanced at a lower interest rate during fiscal 1999, increased borrowing, primarily due to acquisitions in fiscal 1999, resulted in increased interest expense. Gains on sales of assets of $5.0 million were included in Other Income during the first quarter of fiscal 1999.

                                                      Three Months Ended
                                                          November 30,
     ----------------------------------------------------------------------
                                                       1999          1998
     ----------------------------------------------------------------------
                                                     (Thousands of Dollars)
     Financial Results
     Operating revenues                            $  533,482    $  374,936
        Cost of gas                                   338,994       239,836
     ----------------------------------------------------------------------
     Net Revenue                                      194,488       135,100
     Operating costs                                  115,864        73,963
     Depreciation, depletion, and amortization         32,547        31,138
     ----------------------------------------------------------------------
        Operating income                           $   46,077    $   29,999
     ======================================================================
     Other income                                  $        -    $    4,993
     ======================================================================

Year 2000 - The Year 2000 (Y2K) issue arose because most computer systems, including application software and computer technology embedded in plant and equipment were constructed using a two digit date field that assumed the first two digits are always "19". It was believed that on January 1, 2000, those systems might incorrectly recognize the date as January 1, 1900, and incorrectly process critical information or stop processing altogether. Since 1996, the Company has been in the process of making the necessary conversions to make the Company Y2K compatible. While there can be no assurance that there will be no problems related to Y2K, it appears that these efforts were successful. January 1, 2000 passed with no negative impact on any of the Company's systems or operations.

Distribution

The Distribution segment provides natural gas distribution services in Oklahoma and Kansas. The Company's operations in Oklahoma are primarily conducted through Oklahoma Natural Gas Company Division (ONG) which serves residential, commercial, and industrial customers and leases pipeline capacity. The Company's operations in Kansas are conducted through Kansas Gas Service Company Division
(KGS) which serves residential, commercial, and industrial customers. KGS also conducts regulated gas distribution operations in northeastern Oklahoma. The Distribution segment serves about 80 percent of Oklahoma and about 67 percent of Kansas. ONG is subject to regulatory oversight by the OCC. KGS is subject to regulatory oversight by the KCC and the OCC.

                                                       Three Months Ended
                                                         November 30,
     ----------------------------------------------------------------------
                                                       1999          1998
     ----------------------------------------------------------------------
                                                     (Thousands of Dollars)
     Financial Results
     Gas sales                                     $  180,682    $  164,570
     Cost of gas                                      114,220       103,727
     ----------------------------------------------------------------------
        Gross margin on gas sales                      66,462        60,843
     PCL and ECT revenues                              12,670        13,621
     Other revenues                                     3,486         3,689
     ----------------------------------------------------------------------
        Net revenues                                   82,618        78,153
     Operating costs                                   55,410        56,077
     Depreciation, depletion, and amortization         18,636        18,502
     ----------------------------------------------------------------------
        Operating Income                           $    8,572    $    3,574
     ======================================================================

                                                   Three Months Ended
                                                       November 30,
                                                   1999          1998
        -------------------------------------------------------------
        Gross Margin Per Mcf
        Oklahoma
           Residential                              $ 3.83     $ 4.18
           Commercial                               $ 2.83     $ 2.87
           Industrial                               $ 1.12     $ 1.19
           Pipeline capacity leases                 $ 0.25     $ 0.23
        Kansas
           Residential                              $ 3.49     $ 3.36
           Commercial                               $ 2.40     $ 2.23
           Industrial                               $ 2.00     $ 1.99
           End-use customer transportation          $ 0.55     $ 0.43
        -------------------------------------------------------------

                                                 Three Months Ended
                                                    November 30,
                                                1999           1998
        -------------------------------------------------------------
        Operating Information
        Number of customers                   1,419,974     1,401,198
        Capital expenditures (Thousands)    $    22,817   $    19,312
        Total assets (Thousands)            $ 1,755,218   $ 1,756,980
        Customers per employee                      537           518
        -------------------------------------------------------------

                                                  Three Months Ended
                                                     November 30,
                                           1999     1998
        -------------------------------------------------------------
        Volumes (MMcf)
        Gas sales
           Residential                           15,680        15,197
           Commercial                             5,815         6,124
           Industrial                             1,207         1,064
        -------------------------------------------------------------
              Total volumes sold                 22,702        22,385
        PCL and ECT                              45,865        57,541
        -------------------------------------------------------------
              Total volumes delivered            68,567        79,926
        =============================================================

Gross margins on gas sales increased primarily due to reduced transportation costs paid to an affiliate and an increase in volumes sold during the quarter ended November 30, 1999 compared to the same period one year ago. Pipeline Capacity Lease (PCL) and End-use Customer Transportation (ECT) revenues and volumes decreased primarily due to the loss of three customers and the effect of warm weather including the temporary shut-down of two power plants served by the Distribution segment. The volume decrease was partially offset by an increase in rates.

Two rate cases were combined in Oklahoma, eliminating an interim rate case scheduled for the summer of 1999 and providing for a one-time interim rate reduction of $5 million which began September 1, 1999 for residential customers in Oklahoma. The amount of the rate reduction in the quarter ended November 30, 1999 was $0.8 million. A July, 1999 order from the OCC removed the Oklahoma gathering and storage assets from utility regulation effective November 1, 1999. These assets are now included in the Transportation and Storage segment where they are being utilized in the competitive marketplace. The removal of the gathering and storage assets from rate base will result in a net reduction of revenues of $29.0 million on an annualized basis, based on the allocation of costs from the 1994 rate case. The Transportation and Storage and Marketing segments are aggressively seeking new business opportunities and have replaced a substantial portion of the revenues. Additionally, a charge to be collected through the PGA for ONG's current working gas in storage will replace a portion of the revenues. These revenue adjustments are subject to review in the current consolidated rate case with hearings scheduled for the spring of 2000.

In August, 1999, the OCC approved a plan to distinguish between upstream and downstream activities in Oklahoma. The Distribution segment began taking bids this fall for transportation services in Oklahoma with contracts to be awarded in the spring of 2000 for service beginning November 1, 2000. As contracts with PCL customers expire, these contracts may be renewed with the Distribution segment, the Transportation and Storage segment of the Company or nonaffiliated service providers. Consequently, this could result in reduced revenues in the Distribution segment.

Certain costs to be recovered through the rate making process have been recorded as regulatory assets in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). As the Company continues to unbundle its services, certain of these assets may no longer meet the criteria for following SFAS 71, and accordingly, a write-off of regulatory assets and stranded costs may be required. The Company does not anticipate these costs to be significant.

Transportation and Storage

The Company's gathering and storage assets and services in Oklahoma were removed from utility regulation effective November 1, 1999. Gathering and storage assets, including current gas in storage, of $325.0 million were removed from rate base. With unbundling and deregulation of gathering and storage service, the Company is able to compete for business at market-based rates. The Company's strategy to increase its storage utilization through greater injection and withdrawal capabilities has resulted in increased storage revenues for the quarter ended November 30, 1999 compared to the same period one year ago. A decrease in transportation for an affiliate and warmer weather resulted in decreased transportation volumes and revenues for the quarter ended November 30, 1999 compared to the same period one year ago. The increase in other revenues is due to increased revenues from retained fuel.

                                                       Three Months Ended
                                                           November 30,
                                                       1999          1998
     ----------------------------------------------------------------------
                                                     (Thousands of Dollars)
     Financial Results
     Transportation revenues                       $    15,739    $  18,568
     Storage revenues                                    9,832        6,573
     Other revenues                                      5,153        1,863
     ----------------------------------------------------------------------
        Net revenues                                    30,724       27,004
     Operating costs                                    10,162        9,262
     Depreciation, depletion, and amortization           3,852        3,315
     ----------------------------------------------------------------------
        Operating income                           $    16,710    $  14,427
     ======================================================================


                                                     Three Months Ended
                                                         November 30,
                                                      1999        1998
         ---------------------------------------------------------------
              Operating Information
              Volumes transported (MMcf)              56,338      74,671
              Injection Horsepower                    35,300      31,000
              Capital expenditures (Thousands)     $   4,392   $   7,173
              Total assets (Thousands)             $ 372,915   $ 402,614
         ---------------------------------------------------------------

Marketing

The Company's marketing operation purchases, stores and markets natural gas at both the retail and wholesale level, primarily in the producing areas of the United States. The Company continues to develop its niche into new market areas by arbitraging storage in the day trading market rather than focusing on the baseload market. Gas volumes increased in the quarter ended November 30, 1999 over the same period one year ago primarily from the Company's expansion into the Permian/Waha region of the United States. The Company now leases from others more than 29 Bcf of storage capacity which gives direct access to the west coast and Texas intrastate markets.

                                                       Three Months Ended
                                                          November 30,
                                                       1999          1998
     ----------------------------------------------------------------------
                                                    (Thousands of Dollars)
     Financial Results
     Gas sales                                     $  260,606    $  168,395
     Cost of gas                                      253,992       163,980
     ----------------------------------------------------------------------
      Gross margin on gas sales                         6,614         4,415
     Other revenues                                       252         2,026
     ----------------------------------------------------------------------
      Net revenues                                      6,866         6,441
     Operating costs                                    2,268         1,807
     Depreciation, depletion, and amortization            182            45
     ----------------------------------------------------------------------
      Operating income                             $    4,416    $    4,589
     ======================================================================

                                                       Three Months Ended
                                                          November 30,
                                                       1999        1998
     ----------------------------------------------------------------------
     Operating Information
     Natural gas volumes (MMcf)                        93,676        86,556
     Capital expenditures (Thousands)               $  10,258     $     600
     Total assets (Thousands)                       $ 309,926     $ 144,734
     ----------------------------------------------------------------------

The increase in gross margins is attributable to increased throughput, higher margins, and a more extensive use of storage. The use of storage has allowed the Company to concentrate on the day-to-day market and take advantage of volatility in that market. Emphasis on base load market has been reduced. Increased sales volumes are primarily due to the expanded niche business into Texas and the west coast. The decrease in other revenues is due to the recovery of prior period costs in the quarter ended November 30, 1998. The increase in operating costs is related to leasing storage and start-up costs for ONEOK Power Marketing Company. Trading of electricity at market-based wholesale rates has begun but has had minimal impact on operations to date.

Gathering and Processing

Revenues increased in the quarter ended November 30, 1999 over the same period one year ago due to the acquisition of the midstream natural gas gathering and processing assets from Koch Midstream Enterprises in April, 1999. Operating costs and depreciation, depletion and amortization also increased due to the additional assets and the cost of operating those assets. Total gas gathered and total gas processed for the quarter ended November 30, 1999 increased 347.7 MMcf per day and 281.5 MMcf per day, respectively, compared to the same period one year ago. Average NGL price per gallon increased as prices continued to experience an upward correction from the abnormally low prices prevalent throughout much of fiscal 1999. Other income in fiscal 1999 consisted of the gains on sales of assets.

                                                         Three Months Ended
                                                            November 30,
       -----------------------------------------------------------------------
                                                          1999          1998
       -----------------------------------------------------------------------
                                                       (Thousands of Dollars)
       Financial Results
       Natural gas liquids and condensate sales      $    32,368     $   6,708
       Gas sales                                          18,305         3,062
       Gathering revenues                                  5,024             -
       Other revenues                                       (191)        1,336
       -----------------------------------------------------------------------
          Total revenues                                  55,506        11,106
       Cost of sales                                      40,996         6,214
       -----------------------------------------------------------------------
          Gross margin                                    14,510         4,892
       Operating costs                                     6,286         1,685
       Depreciation, depletion, and amortization           1,846           512
       -----------------------------------------------------------------------
          Operating income                           $     6,378     $   2,695
       =======================================================================
       Other income                                  $         -     $   4,993
       =======================================================================

                                                         Three Months Ended
                                                            November 30,
                                                          1999          1998
       -----------------------------------------------------------------------
       Operating Information
       Average NGL's price ($/Gal)                   $     0.371     $   0.225
       Average gas price ($/Mcf)                     $      2.59     $    1.77
       Capital expenditures (Thousands)              $    21,547     $   5,004
       Total assets (Thousands)                      $   364,602     $  42,833
       Total gas gathered (Mcf/D)                        471,797       124,111
       Total gas processed (Mcf/D)                       394,320       112,828
       Natural gas liquids sales (MGal)                   93,534        29,276
       Gas sales (MMMbtu)                                  7,057         1,733
       Natural Gas Liquids by Component (%)
          Ethane                                              46            47
          Propane                                             27            25
          Iso butane                                           5             4
          Normal butane                                        9             9
          Natural gasoline                                    13            15
       Contracts %
          Percent of Proceeds                                 64            65
          Fuel and Shrink                                     36            35
       -----------------------------------------------------------------------

Production

Increased production from a successful developmental drilling program and properties acquired during fiscal 1999 were the primary reasons for the increases in volumes for the quarter ended November 30, 1999 compared to the same period one year ago. Gas and oil prices for the quarter ended November 30, 1999 increased compared to the same period one year ago. Operating costs also increased over one year ago due to the Company operating and owning an interest in an increased number of wells.

                                                         Three Months Ended
                                                            November 30,
                                                          1999          1998
       ----------------------------------------------------------------------
                                                       (Thousands of Dollars)
       Financial Results
       Natural gas sales                               $  15,610    $  11,950
       Oil sales                                           1,966        1,354
       Other revenues                                      1,044          118
       ----------------------------------------------------------------------
          Net revenues                                    18,620       13,422
       Operating costs                                     5,459        3,767
       Depreciation, depletion, and amortization           7,417        7,637
       ----------------------------------------------------------------------
          Operating income                             $   5,744    $   2,018
       ======================================================================

                                                 Three Months Ended
                                                    November 30,
                                                  1999        1998
          ----------------------------------------------------------
          Operating Information
          Proved reserves
             Gas (MMcf)                          251,593     175,048
             Oil (MBbls)                           4,109       3,273
          Production
             Gas (MMcf)                            6,347       5,714
             Oil (MBbls)                             106         105
          Average price
             Gas (Mcf)                         $    2.46   $    2.07
             Oil (Bbls)                        $   18.59   $   12.94
          Capital expenditures (Thousands)     $   5,153   $   3,730
          Total assets (Thousands)             $ 353,167   $ 242,164
          ==========================================================

FINANCIAL FLEXIBILITY AND LIQUIDITY

The Company's capitalization structure is 49 percent equity and 51 percent debt (including short-term debt) at November 30, 1999, compared to 66 percent equity and 34 percent debt at November 30, 1998.

Cash provided by operating activities remains strong and continues as the primary source for meeting day-to-day cash requirements. However, due to seasonal fluctuations, acquisitions, and additional capital requirements, the Company accesses funds through commercial paper, short-term credit agreements and, if necessary, through long-term borrowing.

Operating Cash Flows

Operating cash flows for the three months ended November 30, 1999, as compared to the same period one year ago are higher due to higher operating income. Additionally, no tax payments have been made this quarter due to the accelerated depreciation on the assets acquired from Koch.

Investing Cash Flows

Capital expenditures totaled $65.0 million for the quarter ended November 30, 1999. This included $10.1 million for construction of an electric generating plant and $12.3 million for the purchase of a gathering pipeline in western Oklahoma. For the same period one year ago, capital expenditures totaled $38.2 million.

Financing Cash Flows

At November 30, 1999, $832.2 million of long-term debt was outstanding. As of that date, the Company could have issued $695.3 million of additional long-term debt under the most restrictive provisions contained in its various borrowing agreements.

On March 18, 1999, the Company authorized a stock buyback plan for up to 15 percent of its capital stock. The program authorizes the Company to make purchases of its common stock on the open market with the timing and terms of purchases and the number of shares purchased to be determined by management based on market conditions and other factors. Purchases began May 25, 1999, with 1,534,246 shares purchased through November 30, 1999. The purchased shares are held in treasury and are available for general corporate purposes, funding of stock-based compensation plans, resale, or retirement. Purchases are financed with short-term debt.

The Company believes that internally generated funds and access to financial markets will be sufficient to meet its normal debt services, dividend requirements, and capital expenditures.

LIQUIDITY

Competition continues to increase in all segments of the Company's business. The loss of major customers without recoupment of those revenues and negative effects of weather are among the events which could have a material adverse effect on the Company's financial condition. However, rates in the Distribution segment are structured to reduce the Company's risk in serving its large customers. Other strategies, such as the use of derivative instruments to offset the effect of weather variances, and aggressive negotiations with potential new customers are expected to reduce other risks to the Company.

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

The Company's regulated distribution operations are exposed to market risk in the normal course of business operations due to the impact of fluctuations on gas sales resulting from weather as measured by heating degree days (HDD). Market risk refers to the risk of loss in cash flows and future earnings arising from adverse fluctuation in gross margins on gas sales. Kansas Gas Service has exposure arising from variances in gas consumption by residential and commercial customers caused by fluctuations in HDD from normal because it does not have a temperature adjustment clause (TAC) in its rate structure. ONG has a TAC, which partially mitigates this risk. To minimize the risk of HDD on gas sales margins, the Company is using weather derivative swaps to manage the risk of adverse fluctuations in HDD during the 1999/2000 heating season.

The Company has $300 million in long-term debt at a floating interest rate as a result of an interest rate swap. The rate resets semiannually based on the six-month LIBOR at the reset date. All of the Company's remaining long-term debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates.

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

Value-at-Risk Disclosure of Market Risk - The estimation of potential losses that could arise from changes in market conditions is typically accomplished through the use of statistical models that seek to predict risk of loss based on historical price and volatility patterns. The value-at-risk (VAR) measurement used by the Company is based on J.P. Morgan's RiskMetrics/TM/ model, which measures recent volatility and correlation in the price of natural gas and oil, pulls through current price levels and net deltas, and applies estimates made by management regarding the time required to liquidate positions and the degree of confidence placed in the accuracy of the volatility and correlation estimates. The Company's VAR calculation presents a comprehensive market risk disclosure by combining its commodity derivative portfolio used to hedge price and basis risk together with the current portfolio of firm physical purchase and sale contracts and nonutility gas-in-storage inventory. At November 30, 1999, the Company's estimated potential one-day favorable or unfavorable impact on future earnings, as measured by the VAR, using a 95 percent confidence level, diversified correlation and assuming three days to liquidate positions is immaterial.

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

Under the weather derivative swap agreements, the Company receives a fixed payment per degree day below the contracted normal HDD and pays a fixed amount per degree day above the contracted normal HDD. The swaps also contain a contract cap that limits the amount either party is required to pay. The Company estimates its VAR exposure on these swaps to be the total contract cap it would be required to pay if the weather were significantly colder than normal. At November 30, 1999, the total VAR for the 1999/2000 heating season is approximately $18.0 million. The Company believes that this risk would be substantially offset by an increase in gas sales margins resulting from additional gas sold due to the colder than normal temperatures.

NEW ACCOUNTING PRONOUNCEMENT

Statement of Financial Accounting Standards No. 133, Accounting for Derivatives Instruments and Hedging Activities (Statement 133), was issued by the FASB in June, 1998. Statement 133 standardizes the accounting for derivatives instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedge exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Statement 133 required the Company to adopt this statement by September 1, 1999. Statement 133 was amended by Statement No. 137 in June, 1999 which delayed implementation until fiscal years beginning after June 15, 2000, with early adoption permitted. The Company has not determined the impact of adopting Statement 133.

In December 1998, the Emerging Issues Task Force reached a consensus on Issue 98-10, "Accounting for Contracts involved in Energy Trading and Risk Management Activities" (EITF 98-10). EITF 98-10 is effective for the Company's fiscal year beginning January 1, 2000 and requires energy trading contracts to be recorded at fair value on the balance sheet, with changes in fair value included in earnings. Although management has not completed its assessment of the impact of adopting EITF 98-10, the Marketing segment operates as an interstate aggregator and follows a strategy of concentrating its efforts toward capitalizing on day-to-day pricing volatility through the use of gas storage facilities leased from others, hedging, and transportation arbitraging. Accordingly, the impact of implementing EITF 98-10 on the Marketing segment is not expected to be material to the financial position or results of operations. Energy contracts held by other segments are designated as and considered effective as hedges and non-trading activities and are not considered energy trading contracts.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

United States ex rel. Jack J. Grynberg v. ONEOK, Inc., ONEOK Resources Company, and Oklahoma Natural Gas Company, (CTN-8), No. CIV-97-1006-R (Judge Russell), in the United States District Court for the Western District of Oklahoma. On September 24, 1999, a hearing on the motion to transfer and consolidate actions before a single district court was held. An order was issued on October 20, 1999, transferring all the actions to the federal district court in Wyoming for pretrial proceedings under multidistrict litigation procedures. The Company and most other defendants filed motions to dismiss the case in early December. This motion is set for hearing on March 17, 2000.

ONEOK, Inc. v. Southern Union Company, No. 99-CV-0345-H(M), United States District Court for the Northern District of Oklahoma, on appeal of preliminary injunction, United States Court of Appeals for the Tenth Circuit, Case Number 99-5103. On October 12, 1999, ONEOK filed a motion to dismiss the counterclaims of Southern Union. On October 15, 1999, the Court denied ONEOK's motion to amend its complaint and on October 27, 1999, ONEOK filed a motion for reconsideration which was denied on November 4, 1999. On November 10, 1999, as a result of ONEOK's motion to dismiss, Southern Union filed an amended answer and counterclaims. The case is now in the discovery stage. In the related case of Klein v. Southwest Gas Corporation, Superior Court of San Diego County, California, Case No. 726615, on September 24, 1999, the Court dismissed Southern Union from the case and stated that Southern Union would not be allowed to refile until all federal court actions were complete.

Southern Union Company v. Southwest Gas Corporation, et al., No. CIV 99 1294 PHX ROS, United States District Court for the District of Arizona. Rather than respond to motions filed by the defendants on October 12, 1999, Southern Union filed an amended complaint with substantially the same claims as in the original complaint except that it specifically eliminated its previous allegations that ONEOK had made payments to Tiffany & Bosco for the benefit of Jack Rose, and James C. Kneale and Larry W. Brummett were added as additional defendants. The Company and the other defendants filed motions to dismiss the amended complaint on December 6, 1999. The motions are to be heard by the Court on February 11, 2000.

Joint Application of Oklahoma Natural Gas Company, a Division of ONEOK, Inc., ONEOK Gas Transportation Company, a Division of ONEOK, Inc., and Kansas Gas Service Company, a Division of ONEOK, Inc., for Approval of Their Unbundling Plan for Natural Gas Services Upstream of the City Gates or Aggregation Points, Cause PUD No. 980000177, before the Oklahoma Corporation Commission. On October 21, 1999, the Supreme Court granted a new stay for an additional twenty days. As settlement had not been reached between the parties, the Company filed a motion to extend the stay until conclusion of the Commission proceedings. On November 2, 1999, the Supreme Court issued an order directing the parties to respond to the Company's motion by November 17, 1999. Also, on November 5, 1999, the Commission Staff filed a response to the Company's motion and a motion to dismiss the appeal as moot and the Attorney General filed a motion to dismiss on November 12, 1999. The Company filed a response to the motions to dismiss on November 29, 1999. On December 13, 1999, the Court issued an order denying an extension of the stay and the motions to dismiss and directed the parties to file briefs.

Application of Ernest G. Johnson, Director of the Public Utility Division, Oklahoma Corporation Commission, to Review the Rates, Charges, Services and Service Terms of Oklahoma Natural Gas Company, a division of ONEOK, Inc., and All Affiliated Companies and Any Affiliate or Nonaffiliate Transaction Relevant to Such Inquiry, Cause PUD No. 980000683, Oklahoma Corporation Commission. On September 20, 1999, Oklahoma Natural filed updated financial information and requested a $33.6 million rate increase.

In the Matter of the Application of Southwest Gas Corporation and ONEOK, Inc. for an Order Authorizing Implementation of the Agreement and Plan of Merger dated December 14, 1998, Docket Nos. G-01551A-99-0112 and G-03713A-99-0112,
before the Arizona Corporation Commission. On January 4, 2000, direct testimony of the Director of the Utility Division of the Commission was filed in the proceeding. In her testimony, the Director states that the Commission Staff believes that the unresolved issues that are outstanding, approval of the merger by the Commission would be premature because the Company has not provided sufficient evidence for the Commission to make an affirmative showing that the proposed merger is in circumstances, are as follows:

 1. The companies could withdraw their application to be refiled after the various litigations have been resolved.

 2. The Commission could dismiss the proceedings without prejudice, which would allow the companies to refile the application at a later date.

 3. The Commission could keep the docket open and order the companies to continue to supplement the record as more information becomes available from the civil litigation and other developments.

The Commission Staff further recommended that if the Commission decides to approve the merger at this time that certain specified conditions be attached to such approval. These conditions are substantially the same conditions contained in a prior stipulation and agreement filed by the Company, the Commission Staff and Arizona's consumer advocate recommending that the transaction be approved.

The Company has until January 18, 2000 to file rebuttal testimony to challenge the Commission Staff recommendations.

Item 6.  Exhibits and Reports on Form 8-K and 8-K/A.

(b)  Reports

     December 15, 1999 - Announced that the Transition Report related to the change in the Company's fiscal year-end for the four months ended December 31, 1999, would be filed on a Form 10-Q.

                                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5/th/ day of January 2000.


                                        ONEOK, Inc.
                                        Registrant

                                        By:  Jim Kneale
                                             -----------------------------------
                                             Jim Kneale
                                             Vice President, Chief Financial
                                             Officer, and Treasurer (Principal
                                             Financial Officer)