Form 10-Q
period 1999-12-31
ONEOK INC /NEW/
filed 2000-02-11
CIK 1039684

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---
       EXCHANGE ACT OF 1934 for the quarterly period ended               .
                                                           --------------

                                       OR

    X  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---
       EXCHANGE ACT OF 1934 for the transition period from September 1, 1999 to December 31, 1999.


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


On December 31, 1999, the Company had 29,554,623 shares of common stock outstanding.

                                  ONEOK, Inc.

                         QUARTERLY REPORT ON FORM 10-Q

Part I.         Financial Information                                   Page No.

                Consolidated Condensed Statements of Income -            3
                Four Months Ended December 31, 1999 and 1998

                Consolidated Condensed Balance Sheets -                  4
                December 31, 1999 and August 31, 1999

                Consolidated Condensed Statements of Cash Flows -        5
                Four Months Ended December 31, 1999 and 1998

                Notes to Consolidated Condensed Financial Statements     6 - 10

                Management's Discussion and Analysis of                  11 - 29
                Financial Condition and Results of Operations

Part II.        Other Information                                        30 - 33

Part I - FINANCIAL INFORMATION

ONEOK, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME


(Unaudited)                                                                                                   Four Months Ended
                                                                                                                 December 31,
                                                                                                             1999            1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           (Thousands of Dollars,
                                                                                                          except per share amounts)
Operating Revenues                                                                                      $    808,874     $   580,701
Cost of gas                                                                                                  523,533         368,783
------------------------------------------------------------------------------------------------------------------------------------
   Net Revenues                                                                                              285,341         211,918
------------------------------------------------------------------------------------------------------------------------------------
Operating Expenses
   Operations and maintenance                                                                                141,395          89,559
   Depreciation, depletion, and amortization                                                                  43,227          41,736
   General taxes                                                                                              14,755          12,485
------------------------------------------------------------------------------------------------------------------------------------
       Total Operating Expenses                                                                              199,377         143,780
------------------------------------------------------------------------------------------------------------------------------------
       Operating Income                                                                                       85,964          68,138
------------------------------------------------------------------------------------------------------------------------------------
Other income                                                                                                       -           4,993
Interest                                                                                                      27,883          15,567
Income taxes                                                                                                  22,737          22,736
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                                    35,344          34,828
Preferred Stock Dividends                                                                                     12,367          12,432
------------------------------------------------------------------------------------------------------------------------------------
       Income Available for Common Stock                                                                $     22,977     $    22,396
====================================================================================================================================
Earnings Per Share of Common Stock - Basic                                                              $       0.76     $      0.71
====================================================================================================================================
Earnings Per Share of Common Stock - Diluted                                                            $       0.70     $      0.67
====================================================================================================================================
Average Shares of Common Stock - Basic (Thousands)                                                            30,425          31,535
Average Shares of Common Stock - Diluted (Thousands)                                                          50,384          51,648

See accompanying notes to consolidated condensed financial statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)                                                              December 31,      August 31,
                                                                             1999             1999
-----------------------------------------------------------------------------------------------------
                                                                           (Thousands of Dollars)
Assets
Current Assets
   Cash and cash equivalents                                              $        72    $      4,402
   Trade accounts and notes receivable                                        371,313         228,336
   Inventories                                                                134,871         118,951
   Other current assets                                                        87,465          87,578
-----------------------------------------------------------------------------------------------------
       Total Current Assets                                                   593,721         439,267
-----------------------------------------------------------------------------------------------------
Property, Plant and Equipment                                               3,143,693       3,057,626
   Accumulated depreciation, depletion, and amortization                    1,021,915         988,797
-----------------------------------------------------------------------------------------------------
   Net Property                                                             2,121,778       2,068,829
-----------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets
   Regulatory assets, net (Note D)                                            247,486         246,658
   Goodwill                                                                    80,743          81,560
   Investments and other                                                      195,847         188,631
-----------------------------------------------------------------------------------------------------
       Total Deferred Charges and Other Assets                                524,076         516,849
-----------------------------------------------------------------------------------------------------
       Total Assets                                                       $ 3,239,575    $  3,024,945
=====================================================================================================
Liabilities and Shareholders' Equity
Current Liabilities
   Current maturities of long-term debt                                   $    21,767    $     22,817
   Notes payable                                                              462,242         263,747
   Accounts payable                                                           237,653         183,759
   Accrued taxes                                                                  359          11,186
   Accrued interest                                                            16,628           7,042
   Other                                                                       48,064          55,031
-----------------------------------------------------------------------------------------------------
       Total Current Liabilities                                              786,713         543,582
-----------------------------------------------------------------------------------------------------
Long-term Debt, excluding current maturities                                  775,074         810,087
Deferred Credits and Other Liabilities
   Deferred income taxes                                                      348,218         323,624
   Other deferred credits                                                     178,046         173,193
-----------------------------------------------------------------------------------------------------
       Total Deferred Credits and Other Liabilities                           526,264         496,817
-----------------------------------------------------------------------------------------------------
          Total Liabilities                                                 2,088,051       1,850,486
-----------------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes C and G)
Shareholders' Equity
 Convertible Preferred Stock, $0.01 par value: Series A authorized                199             199
   20,000,000 shares; issued and outstanding 19,946,448 shares
 Common stock, $0.01 par value: authorized 100,000,000 shares; issued             316             316
   31,599,305 shares, outstanding 29,554,623 and 30,884,225 shares
   Paid in capital (Note I)                                                   894,976         894,978
   Unearned compensation                                                       (1,825)              -
   Retained earnings                                                          317,964         301,536
   Treasury stock at cost: 2,044,682 and 715,080 shares                       (60,106)        (22,570)
-----------------------------------------------------------------------------------------------------
       Total Shareholders' Equity                                           1,151,524       1,174,459
-----------------------------------------------------------------------------------------------------
       Total Liabilities and Shareholders' Equity                         $ 3,239,575    $  3,024,945
=====================================================================================================
See accompanying notes to consolidated condensed financial statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                             Four Months Ended
                                                                 December 31,
(Unaudited)                                                  1999          1998
---------------------------------------------------------------------------------
                                                          (Thousands of Dollars)
Operating Activities
   Net income                                           $    35,344    $   34,828
   Depreciation, depletion, and amortization                 43,227        41,736
   Gain on sale of assets                                         -        (4,993)
   Net income from other investments                         (2,396)         (634)
   Deferred income taxes                                     28,317        (4,874)
   Changes in assets and liabilities                       (111,524)      (85,001)
---------------------------------------------------------------------------------
              Cash Used in Operating Activities              (7,032)      (18,938)
---------------------------------------------------------------------------------
Investing Activities
   Changes in other investments, net                            994         1,813
   Capital expenditures, net of retirements                 (92,165)      (64,767)
   Proceeds from sale of property                                 -        13,500
---------------------------------------------------------------------------------
              Cash Used in Investing Activities             (91,171)      (49,454)
---------------------------------------------------------------------------------
Financing Activities
   Issuance (payment) of notes payable, net                 198,495        98,000
   Issuance of debt                                               -       199,634
   Payment of debt                                          (36,952)     (201,221)
   Acquisition of treasury stock                            (39,610)            -
   Dividends paid                                           (28,060)      (28,107)
---------------------------------------------------------------------------------
              Cash Provided by Financing Activities          93,873        68,306
---------------------------------------------------------------------------------
Change in Cash and Cash Equivalents                          (4,330)          (86)
Cash and Cash Equivalents at Beginning of Period              4,402            86
---------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period              $        72    $        -
=================================================================================

See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)


A. Change in Fiscal Year End.

In October, 1999, the Company's Board of Directors approved a change in the Company's fiscal year-end from August 31 to December 31 beginning January 1, 2000. The consolidated condensed financial statements included in this Form 10-Q represent the period from September 1, 1999 through December 31, 1999, the Company's transition period (the "Transition Period") preceding the beginning of the new fiscal year.


B. Summary of Significant Accounting Policies

Interim Reporting. The interim consolidated condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the Transition Period are not necessarily indicative of the results that may be expected for a twelve-month period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended August 31, 1999.


C. Significant Events

On January 20, 2000, the Board of Directors of the Company voted unanimously to terminate the merger agreement with Southwest Gas Corporation (Southwest) in accordance with the terms of the merger agreement. Costs in the amount of $4.7 million related to the transaction have been deferred on the Company's Balance Sheet for December 31, 1999. These costs and other costs incurred since December 31, 1999 will be charged to expense during the first quarter of fiscal 2000. The pro forma effect of these costs being charged to expense during the Transition Period would be to reduce Diluted Earnings Per Share to $0.64 for the Transition Period from $0.70.

On February 1, 2000, the Company announced the purchase of assets located in Oklahoma, Kansas, and the Texas Panhandle from Dynegy, Inc. for a cash purchase price of $307.7 million. The assets include gathering systems, gas processing facilities, and transmission pipelines. Closing of the transaction is expected by the end of the first quarter of 2000.

On February 8, 2000, the Company announced the purchase of gathering and processing assets located in Oklahoma, Kansas and West Texas from Kinder Morgan, Inc. (KMI). The marketing and trading business of KMI as well as certain storage and transmission pipelines in the mid-continent region will also be purchased. The Company will pay approximately $114.0 million plus an amount equal to net working capital at closing.

A July, 1999 order from the Oklahoma Corporation Commission (OCC) removed the Company's Oklahoma gathering and storage assets from utility regulation effective November 1, 1999. These assets are now included in the Transportation and Storage segment where they are being utilized in the competitive marketplace. An August, 1999 order from the OCC distinguished between upstream (transportation) and downstream (distribution) assets and cleared the way for future unbundling activities including competitive bidding for transportation services in Oklahoma. The Distribution segment issued bids for these services in Oklahoma during the Transition Period with contracts to be awarded in the spring of 2000.

D. Regulatory Assets

The table is a summary of regulatory assets, net of amortization, at December 31, 1999, and August 31, 1999.

                                           December 31,   August 31,
                                             1999           1999
---------------------------------------------------------------------------
                                            (Thousands of Dollars)
Recoupable take-or-pay                      $  84,343   $  85,996
Pension costs                                  19,487      20,881
Postretirement costs other than pension        62,207      61,830
Transition costs                               22,746      22,903
Reacquired debt costs                          24,068      22,413
Income taxes                                   23,337      24,114
Other                                          11,298       8,521
---------------------------------------------------------------------------
   Regulatory assets, net                   $ 247,486   $ 246,658
===========================================================================


E. Supplemental Cash Flow Information

The table is supplemental information relative to the Company's cash flows for the four months ended December 31, 1999 and 1998.


                                                 1999       1998
-------------------------------------------------------------------
                                             (Thousands of Dollars)
Cash paid during the year
   Interest (including amounts capitalized)     $ 16,605   $ 13,039
   Income taxes                                 $      -   $ 21,500
Noncash transactions
 Treasury stock transferred to
   compensation plans                           $  2,071   $      -
-------------------------------------------------------------------


F. Earnings per Share Information

The following is a reconciliation of the basic and diluted EPS computations.

                                               Four Months Ended December 31, 1999
                                                                        Per Share
                                                   Income    Shares       Amount
-----------------------------------------------------------------------------------
                                              (Thousands, except per share amounts)
Basic EPS
   Income available to common stockholders      $    22,977   30,425        $  0.76
                                                                            =======
Effect of Dilutive Securities
   Options                                                -       13
   Convertible preferred stock                       12,367   19,946
                                                ----------- ---------
Diluted EPS
 Income available to common stockholders
   + assumed conversions                        $    35,344   50,384        $  0.70
===================================================================================

                                               Four Months Ended December 31, 1998
                                                                        Per Share
                                                   Income    Shares      Amount
-----------------------------------------------------------------------------------
                                              (Thousands, except per share amounts)
Basic EPS
 Income available to common stockholders        $    22,396   31,535        $  0.71
                                                                            =======
Effect of Dilutive Securities
 Options                                                  -       42
 Convertible preferred stock                         12,432   20,071
                                                -----------  -------
Diluted EPS
 Income available to common stockholders
   + assumed conversions                        $    34,828   51,648        $  0.67
===================================================================================


G.   Commitments and Contingencies

During the year ended August 31, 1999, the Company and Southwest entered into a merger agreement, as amended, in which the Company agreed to acquire Southwest for $30 per share of common stock in an all cash transaction valued at $918 million. On January 20, 2000, the Company terminated the merger agreement in accordance with the terms of the merger agreement.

The Company and certain of its officers as well as Southwest have been named as defendants in a lawsuit brought by Southern Union Company (Southern Union). The complaint asks for $750 million and damages to be trebled for racketeering and unlawful violations, compensatory damages of not less than $750 million and rescission of the Confidentiality and Standstill Agreement.

Southwest has filed a complaint against the Company and Southern Union in the United States District Court in Arizona. Southwest seeks actual, consequential, incidental and punitive damages in an amount in excess of $75,000 and a declaration that the Company has breached the merger agreement.

It is anticipated that Southern Union and Southwest will continue their litigation against the Company. If any of the plaintiffs should be successful in any of their claims against the Company and substantial damages are awarded, it could have a material adverse effect on the Company's operations, cash flow and financial position. The Company intends to vigorously defend against the claims asserted by Southern Union and Southwest and all other matters relating to the now terminated merger with Southwest.

On February 3, 2000, two substantially identical derivative actions were filed in the District Court in Tulsa, Oklahoma by shareholders against the members of the Board of Directors of the Company for alleged violation of their fiduciary duties to the Company by causing or allowing the Company to engage in certain fraudulent and improper schemes relating to the planned merger with Southwest. Such conduct allegedly caused the Company to be sued by both Southwest and Southern Union which exposed the Company to millions of dollars in liabilities. The plaintiffs seek an award of compensatory and punitive damages and costs, disbursements and reasonable attorney fees. The Company intends to vigorously defend against these allegations.

The Company has responsibility for 12 manufactured gas sites located in Kansas which may contain potentially harmful materials that are classified as hazardous material. Hazardous materials are subject to control or remediation under various environmental laws and regulations. A consent agreement with the Kansas Department of Health and Environment presently governs all future work at these sites. The terms of the consent agreement allow the Company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. The prioritized sites will be investigated over a ten year period. At December 31, 1999, the costs of the investigations and risk analysis have been minimal. Limited information is available about the sites. Management's best estimate of the cost of remediation ranges from $100 thousand to

$10 million per site based on a limited comparison of costs incurred to remediate comparable sites. These estimates do not give effect to potential insurance recoveries, recoveries through rates or from third parties. The Kansas Corporation Commission (KCC) has permitted others to recover remediation costs through rates. It should be noted that additional information and testing could result in costs significantly below or in excess of the amounts estimated above. To the extent that such remediation costs are not recovered, the costs could be material to the Company's results of operations and cash flows depending on the remediation done and number of years over which the remediation is completed.

The Company is a party to other litigation matters and claims which are normal in the course of its operations, and while the results of litigation and claims cannot be predicted with certainty, management believes the final outcome of such matters will not have a materially adverse effect on consolidated results of operations, financial position, or liquidity.

H.    Segments

In fiscal 1999, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement required the Company to define and report the Company's business segments based on how management currently evaluates its business. Management has segmented its business based on differences in products and services and management responsibility.

The Company conducts its operations through six segments: (1) the Distribution segment distributes natural gas to residential, commercial and industrial customers, leases pipeline capacity to others and provides transportation services for end-use customers; (2) the Transportation and Storage segment transports and stores natural gas for others; (3) the Marketing segment markets natural gas to wholesale and retail customers and markets electricity to wholesale customers; (4) the Gathering and Processing segment gathers and processes natural gas and natural gas liquids; (5) the Production segment develops and produces natural gas and oil; and (6) the Other segment primarily operates and leases the Company's headquarters building and a related parking facility.

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

                                                                        Gathering
Four Months Ended                         Transportation                   and                    Eliminations
December 31, 1999          Distribution    and Storage     Marketing    Processing   Production    and Other       Total
--------------------------------------------------------------------------------------------------------------------------
                                                         (Thousands of Dollars)
Sales to unaffiliated
 customers                    $   337,890   $   14,357   $ 365,224     $  63,869   $  20,014   $      7,520    $   808,874
Intersegment sales                  1,334       25,868      17,825        15,032       4,779        (64,838)             -
--------------------------------------------------------------------------------------------------------------------------
   Total Revenues             $   339,224   $   40,225   $ 383,049     $  78,901   $  24,793   $    (57,318)   $   808,874
--------------------------------------------------------------------------------------------------------------------------
Net Revenues                  $   133,662   $   40,225   $  11,493     $  78,901   $  24,793   $     (3,733)   $   285,341
Operating Costs               $    73,247   $   14,844   $   3,344     $  68,076   $   7,245   $    (10,606)   $   156,150
Depreciation, depletion and
  amortization                $    24,815   $    5,124   $     242     $   2,513   $   9,715   $        818    $    43,227
Operating Income              $    35,600   $   20,257   $   7,907     $   8,312   $   7,833   $      6,055    $    85,964
Income from Equity
 Investments                  $         -   $    1,074   $       -     $       -   $   1,322   $          -    $     2,396
Total Assets                  $ 1,776,273   $  437,561   $ 306,705     $ 368,904   $ 352,912   $     (2,780)   $ 3,239,575
Capital Expenditures          $    38,994   $    5,938   $  13,454     $  26,863   $   7,206   $      1,534    $    93,989
--------------------------------------------------------------------------------------------------------------------------


                                                                       Gathering
Four Months Ended                          Transportation                 and                   Eliminations
December 31, 1998           Distribution    and Storage   Marketing    Processing   Production    and Other    Total
-------------------------------------------------------------------------------------------------------------------------
                                                        (Thousands of Dollars)
Sales to unaffiliated         $   307,424   $    9,387   $ 237,927     $ 10,165   $  10,694   $      5,104    $   580,701
 customers
Intersegment sales                  3,029       26,610       8,319        4,341       6,968        (49,267)             -
-------------------------------------------------------------------------------------------------------------------------
   Total Revenues             $   310,453   $   35,997   $ 246,246     $ 14,506   $  17,662   $    (44,163)   $   580,701
-------------------------------------------------------------------------------------------------------------------------
Net Revenues                  $   133,450   $   35,997   $  12,436     $ 14,506   $  17,662   $     (2,133)   $   211,918
Operating Costs               $    76,796   $   13,010   $   2,730     $ 10,650   $   5,227   $     (6,369)   $   102,044
Depreciation, depletion and   $    24,603   $    4,554   $     103     $    681   $  10,292   $      1,503    $    41,736
  amortization
Operating Income              $    32,051   $   18,433   $   9,603     $  3,175   $   2,143   $      2,733    $    68,138
Income from Equity
 Investments                  $         -   $      620   $       -     $      -   $      14   $          -    $       634
Total Assets                  $ 1,804,631   $  507,573   $ 141,733     $ 45,709   $ 275,840   $   (218,348)   $ 2,557,138
Capital Expenditures          $    24,636   $   13,163   $     605     $  3,724   $  39,533   $      2,575    $    84,236
-------------------------------------------------------------------------------------------------------------------------


I. Paid in Capital

Paid in Capital at December 31, 1999, is $330.8 million and $564.2 million for common stock and convertible preferred stock, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains statements concerning Company expectations or predictions of the future that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are intended to be covered by the safe harbor provision of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are based on management's beliefs and assumptions based on information currently available. It is important to note that actual results could differ materially from those projected in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, the following:

  .    the effects of weather and other natural phenomena;
  . increased competition from other energy suppliers as well as alternative forms of energy;
  .    the capital intensive nature of the Company's business;
  . economic climate and growth in the geographic areas in which the Company does business;
  .    the uncertainty of gas and oil reserve estimates;
  . the timing and extent of changes in commodity prices for natural gas, natural gas liquids, electricity, and crude oil;
  . the nature and projected profitability of potential projects and other investments available to the Company;
  .    conditions of capital markets and equity markets;
  . the effects of changes in governmental policies and regulatory actions, including income taxes, environmental compliance, authorized rates, and deregulation or "unbundling" of natural gas;
  . the results of litigation related to the terminated previously proposed acquisition of Southwest and the termination of the Company's merger agreement with Southwest; and
  .    the impact of the acquisitions of properties.

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

A. Acquisitions and Mergers

On December 14, 1998, the Company entered into a merger agreement with Southwest subject to shareholder and regulatory approvals. The Company agreed to pay $28.50 per share of common stock in cash. On February 1, 1999, Southern Union made an unsolicited offer to purchase the Southwest shares for $32.00 in cash. Southern Union then signed a Confidentiality and Standstill Agreement with Southwest and completed its due diligence investigation. On April 25, 1999, the Board of Directors of Southwest rejected Southern Union's proposal as not being a superior proposal. Thereafter, the Company increased its offer to $30.00 per share and the merger agreement was amended. Southern Union then increased its offer to $33.50 per share which was also rejected by the Board of Directors of Southwest. Southern Union intervened in a shareholders lawsuit in California state court in an effort to block the holding of a meeting of the Southwest shareholders to consider the merger with the Company. Southwest brought an action in Nevada federal court to enforce the terms of the Confidentiality and Standstill Agreement. Southern Union also intervened in the regulatory proceedings in California and Nevada.

After Southern Union made statements in the public press that it intended to solicit proxies in opposition to the Company/Southwest merger in breach of the Confidentiality and Standstill Agreement, the Company (as third party beneficiary) filed an action in Oklahoma federal court. The court entered a temporary restraining order against Southern Union. It was later converted to a preliminary injunction requiring Southern Union to abide by terms of the Confidentiality and Standstill Agreement. The issuance of the injunction is on appeal and efforts of Southern Union to have it lifted have been unsuccessful.

On July 19, 1999, Southern Union filed an action in the federal district court of Arizona in its further effort to block regulatory approval of the merger. Named as defendants in the case are the Company, Southwest, certain officers of the companies (including the Company's Eugene N. Dubay and John A. Gaberino, Jr.), a member of the Arizona Corporation Commission (ACC) and a former employee of the ACC's staff. Southern Union alleges a scheme of "fraud and racketeering" by the companies and the individual defendants to block Southwest shareholders from voting on the Southern Union proposal and ensuring that only the merger with the Company would be considered. It also alleges a "secret campaign of deception, corruption and misrepresentation" by the defendants to influence the vote of the ACC on the merger and to "mislead" the Board of Directors of Southwest. Southern Union further alleged that it was "fraudulently induced" to enter into the Confidentiality and Standstill Agreement. The complaint asks for $750 million and damages to be trebled for racketeering and unlawful violations, compensatory damages of not less than $750 million and rescission of the Confidentiality and Standstill Agreement. On October 12, 1999, Southern Union filed an amended complaint asserting essentially the same claims as in the earlier complaint and named additional individual defendants (including the Company's Larry W. Brummett and James C. Kneale). Southern Union withdrew its initial false allegation that the Company had funneled money through an Arizona law firm to a former member of the ACC staff in order to improperly influence the Arizona regulatory proceedings, Southern Union is now claiming that the Company intended to enter into an arrangement with a large national investment banking firm to funnel money to the same individual who was formerly on the ACC's staff.

On August 5, 1999, both the California state court and the Arizona federal court denied Southern Union's motions for temporary restraining orders.

As of January 1, 2000, the merger has been approved by the Public Utility Commission of Nevada. In California, a settlement document had been filed with a 30-day comment period. On January 4, 2000, the staff of the ACC advised the ACC that approval of the proposed merger was premature due to unresolved issues raised in the litigation, citing the Company's "appearance of impropriety" and raising concerns about the Company's integrity and truthfulness. Accordingly, the staff recommended that any decision on the merger be deferred until these issues and allegations could be resolved so as to allow the ACC to make an informed decision on whether the proposed merger was in the public interest.

On January 18, 2000, the Company received a letter from Michael O. Maffie, President and Chief Executive Officer of Southwest, taking the position that the Company had breached the merger agreement and demanding that the breach be cured.

On January 20, 2000, the Board of Directors of the Company voted unanimously to terminate the merger agreement in accordance with the terms of the merger agreement. On January 21, 2000, a letter was sent to Southwest denying that the Company was in breach of the merger agreement and advising Southwest of the Company's election to terminate the merger agreement.

On the same date, the Company filed a complaint in Federal District Court in Tulsa, Oklahoma asking the court to declare that under the terms of the merger agreement, the Company has properly terminated the merger agreement. On the same date, the Company advised the ACC of the termination of the merger agreement and gave notice the Company withdrew the Application asking for authorization to implement the merger agreement. On January 25, 2000, Southwest filed an objection that the Company could not unilaterally withdraw a joint application. On February 4, 2000, the Hearing Officer granted the withdrawal and closed the docket.

On January 24, 2000, in reaction to the notice of termination of the merger agreement, Southwest filed a complaint against the Company and Southern Union in the United States District Court in Arizona. In the complaint, Southwest alleges, among other things, that the Company failed to disclose to Southwest that the Company had purportedly participated in improper lobbying efforts allegedly involving a state regulatory official for the purpose of influencing state utility regulators to oppose Southern Union's attempt to acquire Southwest and inducing Southwest to enter into the merger agreement with the Company instead of accepting Southern

Union's acquisition proposal. The complaint also alleges that the Company failed to use commercially reasonable efforts to obtain all necessary governmental authorization for the planned merger with Southwest by failing to remedy alleged improper conduct and by failing to make truthful disclosure of such purportedly improper lobbying and relationships to the ACC. The complaint further alleges that, because of the Company's alleged breach of the merger agreement, the Company was contractually unable to terminate the merger agreement and that the Company's notice of termination of that agreement was therefore wrongful. The compliant uses these allegations as a basis for causes of action for fraud in the inducement, fraud, breach of contract, breach of implied covenant of good faith and fair dealing, and declaratory relief. Southwest seeks actual, consequential, incidental and punitive damages in an amount in excess of $75,000 and a declaration that the Company has breached the merger agreement.

On February 3, 2000, two substantially identical derivative actions were filed in the District Court in Tulsa, Oklahoma by shareholders against the members of the Board of Directors of the Company for alleged violation of their fiduciary duties to the Company by causing or allowing the Company to engage in certain fraudulent and improper schemes relating to the planned merger with Southwest. Such conduct allegedly caused the Company to be sued by both Southwest and Southern Union which exposed the Company to millions of dollars in liabilities. The plaintiffs seek an award of compensatory and punitive damages and costs, disbursements and reasonable attorney fees.

It is anticipated that Southern Union and Southwest will continue their litigation against the Company. If any of the plaintiffs should be successful in any of their claims against the Company and substantial damages are awarded, it could have a material adverse effect on the Company's operations, cash flow and financial position. The Company intends to vigorously defend against the claims asserted by Southern Union and Southwest and all other matters relating to the now terminated merger with Southwest.

B. Results of Operations

Consolidated Operations

The Company provides natural gas and related products and services to its customers through the following segments:

  .    Distribution
  .    Transportation and Storage
  .    Marketing
  .    Gathering and Processing
  .    Production
  .    Other

The Company is the ninth largest natural gas distribution company in the United States in terms of number of customers. Nonregulated operations involve transmission, storage, marketing, gathering and processing, and production of natural gas and natural gas liquids and marketing of electricity.

Operating results continue to be strong despite warmer than normal weather. While the four month periods ended December 31, 1999 and 1998 were both warmer than normal, the Company is using derivative instruments for the 1999/2000 heating season to reduce the effect of weather variances. During the Transition Period, these derivative instruments resulted in revenue of $5.7 million which offset much of the margin variances caused by weather. This revenue was recorded in the Other segment.

Although some higher interest rate debt was refinanced at a lower interest rate during fiscal 1999, increased borrowing, primarily due to acquisitions in fiscal 1999, resulted in increased interest expense. Gains on sales of assets of $5.0 million were included in Other Income during the four month period ended December 31, 1998.



                                                  Four Months Ended
                                                     December 31,
----------------------------------------------------------------------
                                                  1999          1998
----------------------------------------------------------------------
                                                (Thousands of Dollars)
Financial Results
Operating revenues                            $  808,874    $  580,701
   Cost of gas                                   523,533       368,783
----------------------------------------------------------------------
Net Revenue                                      285,341       211,918
Operating costs                                  156,150       102,044
Depreciation, depletion, and amortization         43,227        41,736
----------------------------------------------------------------------
   Operating income                           $   85,964    $   68,138
======================================================================

Other income                                  $        -    $    4,993
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

The Company made the necessary conversions to make the Company Y2K compatible spending $2.2 million in this effort. No material projects were delayed during this time. While there can be no assurance that there will be no future problems related to Y2K, it appears that these efforts were successful. There has been no negative impact on any of the Company's systems or operations, and there are no remaining contingencies to be completed. The Company received assurances from all significant third party vendors that they are Y2K compliant, and there have been no problems to indicate otherwise.

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


                                                  Four Months Ended
                                                    December 31,
----------------------------------------------------------------------
                                                  1999        1998
----------------------------------------------------------------------
                                                (Thousands of Dollars)
Financial Results
Gas sales                                     $  316,901    $  286,317
Cost of gas                                      205,562       177,003
----------------------------------------------------------------------
   Gross margin on gas sales                     111,339       109,314
PCL and ECT revenues                              18,230        19,582
Other revenues                                     4,093         4,554
----------------------------------------------------------------------
   Net revenues                                  133,662       133,450
Operating costs                                   73,247        76,796
Depreciation, depletion, and amortization         24,815        24,603
----------------------------------------------------------------------
   Operating Income                           $   35,600    $   32,051
======================================================================

                                       Four Months Ended
                                          December 31,
                                       1999        1998
---------------------------------------------------------
Gross Margin per Mcf
Oklahoma
   Residential                         $ 2.88     $ 2.96
   Commercial                          $ 2.48     $ 2.51
   Industrial                          $ 1.16     $ 1.27
   Pipeline capacity leases            $ 0.25     $ 0.23
Kansas
   Residential                         $ 2.76     $ 2.85
   Commercial                          $ 2.07     $ 1.86
   Industrial                          $ 1.97     $ 2.70
   End-use customer transportation     $ 0.60     $ 0.48
---------------------------------------------------------


                                            Four Months Ended
                                              December 31,
                                           1999           1998
-----------------------------------------------------------------
Operating Information
Number of customers                      1,435,647      1,421,280
Capital expenditures (Thousands)       $    38,994   $     24,636
Total assets (Thousands)               $ 1,776,273   $  1,804,631
Customers per employee                         546            527
-----------------------------------------------------------------

                                 Four Months Ended
                                   December 31,
                                   1999     1998
--------------------------------------------------
Volumes (MMcf)
Gas sales
   Residential                     31,908   31,244
   Commercial                      11,415   12,005
   Industrial                       1,795    1,684
--------------------------------------------------
       Total volumes sold          45,118   44,933
PCL and ECT                        61,696   76,974
--------------------------------------------------
       Total volumes delivered    106,814  121,907
==================================================

Gross margins on gas sales increased primarily due to reduced transportation costs paid to an affiliate and an increase in volumes sold during the Transition Period compared to the same period one year ago. A reduction in revenues due to the gathering and storage assets being removed from rate base, as discussed below, offset part of that increase. Pipeline Capacity Lease (PCL) and End-use Customer Transportation (ECT) revenues and volumes decreased primarily due to the loss of three customers and the effect of warm weather including the temporary shut-down of two power plants served by the Distribution segment. The volume decrease was partially offset by an increase in rates.

Operating costs decreased due to reductions in labor expense, employee benefits, and other operating efficiencies. The Distribution segment continues its strategy of increased operational efficiency while maintaining quality customer service.

Two rate cases were combined in Oklahoma, eliminating an interim rate case scheduled for the summer of 1999 and providing for a one-time interim rate reduction of $5 million which began September 1, 1999 for residential customers in Oklahoma. The amount of the rate reduction in the Transition Period was $1.6 million. A July, 1999 order from the OCC removed the Oklahoma gathering and storage assets from utility regulation effective November 1, 1999. These assets are now included in the Transportation and Storage segment where they are being utilized in the competitive marketplace.

The removal of the gathering and storage assets from rate base will result in a net reduction of revenues of $29.0 million on an annualized basis, based on the allocation of costs from the 1994 rate case. The Transportation and Storage and Marketing segments, as discussed below, are aggressively seeking new business opportunities and have replaced a substantial portion of these revenues. Additionally, a charge collected through the PGA for ONG's current working gas in storage is replacing a portion of the revenues. These revenue adjustments are subject to review in the current consolidated rate case with hearings scheduled for March, 2000.

The Company filed its rate case proposal on September 20, 1999 supporting a revenue increase of $33.6 million. The OCC staff and the Attorney General filed testimonies on January 24, 2000, in response to the Company's rate case proposal recommending rate reductions of $69.5 million and $53.0 million, respectively. The Company will file rebuttal testimony on February 29, 2000.

In August, 1999, the OCC approved a plan to distinguish between upstream and downstream activities in Oklahoma. The Distribution segment began taking bids during the Transition Period for transportation services in Oklahoma with contracts to be awarded in the spring of 2000 for service beginning November 1, 2000. As contracts with PCL customers expire, these contracts may be renewed with the Distribution segment, the Transportation and Storage segment of the Company or nonaffiliated service providers. Consequently, this could result in reduced revenues in the Distribution segment.

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

Transportation and Storage

The Company's gathering and storage assets and services in Oklahoma were removed from utility regulation effective November 1, 1999. Gathering and storage assets, including current gas in storage, of $325.0 million were removed from rate base. With unbundling and deregulation of gathering and storage service, the Company is positioned to compete for business at market-based rates. The Company's strategy to increase its storage utilization through greater injection and withdrawal capabilities has resulted in increased storage revenues for the Transition Period compared to the same period one year ago as well as increased compressor fuel expense. A decrease in transportation for an affiliate and warmer weather resulted in decreased transportation volumes and revenues for the Transition Period compared to the same period one year ago. The increase in other revenues is due to increased revenues from retained fuel.

                                                  Four Months Ended
                                                    December 31,
                                                  1999          1998
----------------------------------------------------------------------
                                                (Thousands of Dollars)
Financial Results
Transportation revenues                       $   20,435     $  24,485
Storage revenues                                  13,218         9,099
Other revenues                                     6,572         2,413
----------------------------------------------------------------------
   Net revenues                                   40,225        35,997
Operating costs                                   14,844        13,010
Depreciation, depletion, and amortization          5,124         4,554
----------------------------------------------------------------------
   Operating income                           $   20,257     $  18,433
======================================================================

                                        Four Months Ended
                                          December 31,
                                        1999        1998
----------------------------------------------------------
Operating Information
Volumes transported (MMcf)             115,970     104,054
Injection Horsepower                    35,300      31,000
Capital expenditures (Thousands)     $   5,938   $  13,163
Total assets (Thousands)             $ 437,561   $ 507,573
----------------------------------------------------------

Marketing

The Company's marketing operation purchases, stores and markets natural gas at both the retail and wholesale level, primarily in the producing areas of the United States. The Company continues to develop its niche into new market areas by arbitraging storage in the day trading market rather than focusing on the baseload market. Gas volumes increased in the Transition Period over the same period one year ago primarily from the Company's expansion into the Permian/Waha region of the United States. The Company now leases from others, including affiliates, more than 50 Bcf of storage capacity which gives direct access to the west coast and Texas intrastate markets.

                                                  Four Months Ended
                                                     December 31,
                                                  1999          1998
----------------------------------------------------------------------
                                                (Thousands of Dollars)
Financial Results
Gas sales                                     $  382,650    $  243,776
Cost of gas                                      371,556       233,810
----------------------------------------------------------------------
   Gross margin on gas sales                      11,094         9,966
Other revenues                                       399         2,470
----------------------------------------------------------------------
   Net revenues                                   11,493        12,436
Operating costs                                    3,344         2,730
Depreciation, depletion, and amortization            242           103
----------------------------------------------------------------------
   Operating income                           $    7,907    $    9,603
======================================================================

                                        Four Months Ended
                                          December 31,
                                        1999        1998
----------------------------------------------------------
Operating Information
Natural gas volumes (MMcf)             138,070     116,309
Capital expenditures (Thousands)     $  13,454   $     605
Total assets (Thousands)             $ 306,705   $ 141,733
----------------------------------------------------------

The increase in gross margins is attributable to increased throughput, and a more extensive use of storage. The use of storage has allowed the Company to concentrate on the day-to-day market and take advantage of volatility in that market. Emphasis on base load market has been reduced. Increased sales volumes are primarily due to the expanded niche business into Texas and the west coast. The decrease in other revenues is due to the recovery of prior period costs in the four months ended December 31, 1998. The increase in operating costs is related to leasing storage and start-up costs for ONEOK Power Marketing Company.

Trading of electricity at market-based wholesale rates has begun but has had minimal impact on operations to date. The increase in capital expenditures for the Transition Period is related to the 300-megawatt gas-fired electric generating plant to be constructed in Logan County, Oklahoma. The plant is expected to be in service in June, 2001.

Gathering and Processing

Revenues increased in the Transition Period over the same period one year ago due to the acquisition of the midstream natural gas gathering and processing assets from Koch Midstream Enterprises (Koch) in April, 1999. Operating costs and depreciation also increased due to the additional assets and the cost of operating those assets. Gathering, compression, and dehydration revenues result from operation of the Fuel and Shrink plants acquired from Koch. Total gas gathered and total gas processed for the Transition Period increased 354.5 MMcf per day and 281.4 MMcf per day, respectively, compared to the same period one year ago. Average NGL price per gallon increased as prices continued to experience an upward correction from the abnormally low prices prevalent throughout much of 1998 and early 1999. Other income in the four months ended December 31, 1998 consisted of the gains on sales of assets.

                                                         Four Months Ended
                                                           December 31,
-----------------------------------------------------------------------------
                                                         1999          1998
-----------------------------------------------------------------------------
                                                      (Thousands of Dollars)
Financial Results
Natural gas liquids and condensate sales             $   43,290     $   8,951
Gas sales                                                28,824         4,157
Gathering, compression  and dehydration revenues          6,664             -
Other revenues                                              123         1,398
-----------------------------------------------------------------------------
   Total revenues                                        78,901        14,506
Cost of sales                                            59,488         8,388
-----------------------------------------------------------------------------
   Gross margin                                          19,413         6,118
Operating costs                                           8,588         2,262
Depreciation, depletion, and amortization                 2,513           681
-----------------------------------------------------------------------------
   Operating income                                  $    8,312     $   3,175
=============================================================================

Other income                                         $        -     $   4,993
=============================================================================

                                          Four Months Ended
                                             December 31,
                                           1999        1998
--------------------------------------------------------------
Operating Information
Average NGL's price ($/Gal)              $   0.371   $   0.226
Average gas price ($/Mcf)                $    2.71   $    1.80
Capital expenditures (Thousands)         $  26,863   $   3,724
Total assets (Thousands)                 $ 368,904   $  45,709
Total gas gathered (Mcf/D)                 481,183     126,655
Total gas processed (Mcf/D)                396,512     115,141
Natural gas liquids sales (MGal)           126,309      38,934
Gas sales (MMMbtu)                          10,643       2,303
Natural Gas Liquids by Component (%)
   Ethane                                       47          48
   Propane                                      27          25
   Iso butane                                    5           4
   Normal butane                                 9           9
   Natural gasoline                             12          14
Contracts %
   Percent of Proceeds                          64          65
   Fuel and Shrink                              36          35
--------------------------------------------------------------

On February 1, 2000, the Company announced the purchase of assets from Dynegy, Inc. for $307.7 million in cash. These assets include eight gas processing plants, interest in two other gas processing plants, and approximately 7,000 miles of gas gathering and transmission pipeline systems in Oklahoma, Kansas, and the Texas Panhandle. Current throughput is approximately 240 million cubic foot per day with an approximate 375 million cubic foot per day capacity. Natural gas liquids production averages 25,000 barrels per day. Closing of the transaction is expected by the end of the first quarter of fiscal 2000.

On February 8, 2000, the Company announced the purchase of gathering and processing assets located in Oklahoma, Kansas and West Texas from Kinder Morgan, Inc. (KMI). The marketing and trading business of KMI as well as certain storage and transmission pipelines in the mid-continent region will also be purchased. The Company will pay approximately $114.0 million plus an amount equal to net working capital at closing. The purchase includes over 12,000 miles of pipeline, six gas processing plants with capacity of 1.26 billion cubic feet per day and
10.5 billion cubic feet of storage.

Production

Increased production from a successful developmental drilling program and properties acquired were the primary reasons for the increases in volumes for the Transition Period compared to the same period one year ago. Gas and oil prices for the Transition Period also increased compared to the same period one year ago. Dividends earned from an investment increased other revenues. Operating costs also increased over one year ago due to the Company operating and owning an interest in an increased number of wells.

                                                  Four Months Ended
                                                    December 31,
                                                  1999          1998
----------------------------------------------------------------------
                                                (Thousands of Dollars)
Financial Results
Natural gas sales                             $   20,789     $  15,757
Oil sales                                          2,613         1,742
Other revenues                                     1,391           163
----------------------------------------------------------------------
   Net revenues                                   24,793        17,662
Operating costs                                    7,245         5,227
Depreciation, depletion, and amortization          9,715        10,292
----------------------------------------------------------------------
   Operating income                           $    7,833     $   2,143
======================================================================

                                        Four Months Ended
                                          December 31,
                                        1999        1998
----------------------------------------------------------
Operating Information
Proved reserves
   Gas (MMcf)                          247,708     165,933
   Oil (MBbls)                           4,070       3,112
Production
   Gas (MMcf)                            8,306       7,700
   Oil (MBbls)                             138         145
Average price
   Gas (Mcf)                         $    2.50   $    2.03
   Oil (Bbls)                        $   18.99   $   12.50
Capital expenditures (Thousands)     $   7,206   $  39,533
Total assets (Thousands)             $ 352,912   $ 275,840
----------------------------------------------------------

C. Financial Flexibility and Liquidity

The Company's capitalization structure is 48 percent equity and 52 percent debt (including short-term debt) at December 31, 1999, compared to 64 percent equity and 36 percent debt at December 31, 1998. Cash provided by operating activities continues as the primary source for meeting day-to-day cash requirements. However, due to seasonal fluctuations, acquisitions, and additional capital requirements, the Company accesses funds through commercial paper, short-term credit agreements and, if necessary, through long-term borrowing.

Operating cash flows for the Transition Period as compared to the same period one year ago are higher primarily because no tax payments have been made during the Transition Period due to the accelerated depreciation on the assets acquired from Koch. Competition continues to increase in all segments of the Company's business. The loss of major customers without recoupment of those revenues and negative effects of weather are among the events which could have a material adverse effect on the Company's financial condition. However, rates in the Distribution segment are structured to reduce the Company's risk in serving its large customers. Other strategies, such as the use of derivative instruments to offset the effect of weather variances, and aggressive negotiations with potential new customers are expected to reduce other risks to the Company.

Capital expenditures totaled $94.0 million for the Transition Period. This included $13.2 million for construction of an electric generating plant and $12.3 million for the purchase of a gathering pipeline in western Oklahoma. For the same period one year ago, capital expenditures totaled $84.2 million including $34.9 million for the purchase of production assets.

At December 31, 1999, $796.8 million of long-term debt was outstanding. As of that date, the Company could have issued $737.9 million of additional long-term debt under the most restrictive provisions contained in its various borrowing agreements. The recently announced purchases of assets from Dynegy, Inc. and Kinder Morgan, Inc. are expected to be financed through short-term and long-term debt.

On March 18, 1999, the Company authorized a stock buyback plan for up to 15 percent of its capital stock. The program authorizes the Company to make purchases of its common stock on the open market with the timing and terms of purchases and the number of shares purchased to be determined by management based on market conditions and other factors. Purchases began May 25, 1999, with 2,111,337 shares purchased through December 31, 1999. The purchased shares are held in treasury and are available for general corporate purposes, funding of stock-based compensation plans, resale, or retirement. Purchases are financed with short-term debt.

The Company believes that internally generated funds and access to financial markets will be sufficient to meet its normal debt services, dividend requirements, and capital expenditures.

D.   Quantitative and  Qualitative Disclosures about Market Risk

Risk Management - The Company, substantially through its nonutility segments, is exposed to market risk in the normal course of its business operations through the impact of market fluctuations in the price of natural gas and oil. Market risk refers to the risk of loss in cash flows and future earnings arising from adverse changes in commodity energy prices. The Company's primary exposure arises from fixed price purchase or sale agreements which extend for periods of up to 48 months, gas in storage inventories utilized by the gas marketing operation, and anticipated sales of oil and gas production. To a lesser extent, the Company is exposed to risk of changing prices or the cost of intervening transportation resulting from purchasing gas at one location and selling it at another (hereinafter referred to as basis risk). To minimize the risk from market fluctuations in the price of natural gas and oil, the Company uses commodity derivative instruments such as future contracts, swaps and options to hedge existing or anticipated purchase and sale agreements, existing physical gas in storage, and basis risk. None of these derivatives are held for speculative purposes. The Company adheres to policies and procedures which limit its exposure to market risk from open positions and monitors its exposure to market risk. The results of the Company's derivative hedging activities continue to meet its stated objective.

The Company's regulated distribution operations are exposed to market risk in the normal course of business operations due to the impact of fluctuations on gas sales resulting from weather as measured by heating degree days (HDD). Market risk refers to the risk of loss in cash flows and future earnings arising from adverse fluctuation in gross margins on gas sales. To minimize this risk, the Company is using weather derivative swaps to manage the risk of fluctuations in HDD during the 1999/2000 heating season.

Under the weather derivative swap agreements, the Company receives a fixed payment per degree day below the contracted normal HDD and pays a fixed amount per degree day above the contracted normal HDD. The swaps also contain a contract cap that limits the amount either party is required to pay.

Kansas Gas Service uses derivative instruments to hedge the cost of some anticipated gas purchases during the winter heating months to protect their customers from upward volatility in the market price of natural gas. The gain or loss resulting from such derivatives is combined with the physical cost of gas and recovered from the customer through the gas purchase clause in rates. The Company has no market risk associated with such activities and, accordingly, these derivatives and the weather derivative swap agreements have been omitted from the value-at-risk disclosures below.

All of the Company's long-term debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates. During the Transition Period, the Company entered into an interest rate swap on $300 million in long-term debt. The rate resets semiannually based on the six-month LIBOR at the reset date.

Value-at-Risk Disclosure of Market Risk - The estimation of potential losses that could arise from changes in market conditions is typically accomplished through the use of statistical models that seek to predict risk of loss based on historical price and volatility patterns. The value-at-risk (VAR) measurement used by the Company is based on J.P. Morgan's RiskMetrics/TM/ model, which measures recent volatility and correlation in the price of natural gas and oil, pulls through current price levels and net deltas, and applies estimates made by management regarding the time required to liquidate positions and the degree of confidence placed in the accuracy of the volatility and correlation estimates. The Company's VAR calculation presents a comprehensive market risk disclosure by combining its commodity derivative portfolio used to hedge price and basis risk together with the current portfolio of firm physical purchase and sale contracts and nonutility gas-in-storage inventory. At December 31, 1999, the Company's estimated potential one-day favorable or unfavorable impact on future earnings, as measured by the VAR, using a 95 percent confidence level, diversified correlation and assuming three days to liquidate positions is immaterial.

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

E. New Accounting  Pronouncements

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

In December 1998, the Emerging Issues Task Force reached a consensus on Issue 98-10, "Accounting for Contracts involved in Energy Trading and Risk Management Activities" (EITF 98-10). EITF 98-10 is effective for the Company's fiscal year beginning January 1, 2000, and requires energy trading contracts to be recorded at fair value on the balance sheet, with changes in fair value included in earnings. Although management has not completed its assessment of the impact of adopting EITF 98-10, the Marketing segment operates as an interstate natural gas aggregator and follows a strategy of concentrating its efforts toward capitalizing on day-to-day pricing volatility through the use of gas storage facilities leased from others, hedging, and transportation arbitraging. Accordingly, the impact of implementing EITF 98-10 on the Marketing segment is not expected to be material to the Company's financial position or results of operations. Energy contracts held by other segments are designated as and considered effective as hedges and non-trading activities and are not considered energy trading contracts.

F.   Supplemental Calendar Year Information by Quarter

In October, 1999, the Company's Board of Directors approved a change in the Company's fiscal year-end from August 31 to December 31 beginning January 1, 2000. The consolidated condensed financial statements included in this Form 10-Q represent the period from September 1, 1999 through December 31, 1999, the Company's Transition Period preceding the beginning of the new fiscal year. The following information is intended to supplement the consolidated condensed financial statements by providing calendar year financial information by quarters for the years 1999 and 1998.


Consolidated Condensed Statements of Income

                                                                                      Calendar Year 1999
                                                            First          Second           Third           Fourth          Total
(Unaudited)                                                Quarter         Quarter         Quarter          Quarter
------------------------------------------------------------------------------------------------------------------------------------
                                                                       (Thousands of Dollars, except per share amounts)
Operating Revenues                                      $   547,171     $   399,081     $   471,499      $   653,232    $  2,070,983
Cost of gas                                                 331,071         239,194         317,310          423,199       1,310,774
------------------------------------------------------------------------------------------------------------------------------------
   Net Revenues                                             216,100         159,887         154,189          230,033         760,209
------------------------------------------------------------------------------------------------------------------------------------
Operating Expenses
   Operations and maintenance                                61,248          88,551          91,972          107,235         349,006
   Depreciation, depletion, and amortization                 32,092          34,168          32,115           32,820         131,195
   General taxes                                             10,298           9,953          10,540           11,194          41,985
------------------------------------------------------------------------------------------------------------------------------------
       Total Operating Expenses                             103,638         132,672         134,627          151,249         522,186
------------------------------------------------------------------------------------------------------------------------------------
       Operating Income                                     112,462          27,215          19,562           78,784         238,023
------------------------------------------------------------------------------------------------------------------------------------
Other income                                                      -               -           1,646                -           1,646
Interest                                                     12,582          14,337          17,704           21,116          65,739
Income taxes                                                 39,430           3,397           1,705           22,525          67,057
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                   60,450           9,481           1,799           35,143         106,873
Preferred Stock Dividends                                     9,324           9,307           9,276            9,275          37,182
------------------------------------------------------------------------------------------------------------------------------------
       Income (Loss) Available for Common Stock         $    51,126     $       174     $    (7,477)     $    25,868    $     69,691
====================================================================================================================================
Earnings (Loss) Per Share of Common Stock - Basic       $      1.62     $      0.01     $     (0.24)     $      0.85    $       2.24
====================================================================================================================================
Earnings (Loss) Per Share of Common Stock - Diluted     $      1.17     $      0.01     $     (0.24)     $      0.70    $       2.09
====================================================================================================================================
Average Shares of Common Stock - Basic (Thousands)           31,629          31,590          31,030           30,276          31,127
Average Shares of Common Stock - Diluted (Thousands)         51,715          31,603          31,030           50,233          51,153

There were 19,985,151 shares of convertible preferred stock and 86,871 option shares excluded from the calculation of Diluted Earnings per Share due to being antidilutive for the second quarter of 1999. For the third quarter of 1999, there were 19,912,313 shares of convertible preferred stock and 61,741 option shares excluded.

Other income includes the gains on sales of assets.

Consolidated Condensed Statements of Income

                                                                                   Calendar Year 1998
                                                       First             Second           Third           Fourth            Total
(Unaudited)                                           Quarter           Quarter          Quarter          Quarter
------------------------------------------------------------------------------------------------------------------------------------
                                                                    (Thousands of Dollars, except per share amounts)
Operating Revenues                                 $    654,253      $    362,777     $   344,317      $   480,132     $   1,841,479
Cost of gas                                             434,164           230,742         238,889          303,571         1,207,366
------------------------------------------------------------------------------------------------------------------------------------
   Net Revenues                                         220,089           132,035         105,428          176,561           634,113
------------------------------------------------------------------------------------------------------------------------------------
Operating Expenses
   Operations and maintenance                            78,784            70,325          69,785           68,053           286,947
   Depreciation, depletion, and amortization             27,129            28,062          30,833           31,170           117,194
   General taxes                                         10,226             8,458           9,267            9,337            37,288
------------------------------------------------------------------------------------------------------------------------------------
       Total Operating Expenses                         116,139           106,845         109,885          108,560           441,429
------------------------------------------------------------------------------------------------------------------------------------
       Operating Income (Loss)                          103,950            25,190          (4,457)          68,001           192,684
------------------------------------------------------------------------------------------------------------------------------------
Other income                                             14,644                 -               -            4,993            19,637
Interest                                                 10,575             6,536           9,803           11,885            38,799
Income taxes                                             41,723             8,313          (4,784)          24,067            69,319
------------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                        66,296            10,341          (9,476)          37,042           104,203
Preferred Stock Dividends                                 8,983             8,999           9,016            9,423            36,421
------------------------------------------------------------------------------------------------------------------------------------
       Income (Loss) Available for Common
        Stock                                      $     57,313      $      1,342     $   (18,492)     $    27,619     $      67,782
====================================================================================================================================
Earnings (Loss) Per Share of Common Stock -
 Basic                                             $       1.82      $       0.04     $     (0.59)     $      0.88     $        2.15
====================================================================================================================================
Earnings (Loss) Per Share of Common Stock -
 Diluted                                           $       1.29      $       0.04     $     (0.59)     $      0.72     $        2.02
====================================================================================================================================
Average Shares of Common Stock - Basic
 (Thousands)                                             31,543            31,544          31,566           31,534            31,547
Average Shares of Common Stock - Diluted
 (Thousands)                                             51,548            31,617          31,566           51,650            51,621

There were 20,005,643 shares of convertible preferred stock excluded from the calculation of Diluted Earnings per Share due to being antidilutive for the second quarter of 1998. For the third quarter of 1998, there were 20,040,474 shares of convertible preferred stock and 43,951 option shares excluded.

Other income includes the gains on sales of assets.


Distribution


                                                                   Calendar Year 1999
                                                 First       Second       Third       Fourth       Total
(Unaudited)                                     Quarter     Quarter      Quarter      Quarter
---------------------------------------------------------------------------------------------------------
                                                                 (Thousands of Dollars)
Financial Results
Gas sales                                     $ 342,926   $ 146,622    $ 115,520    $ 274,329   $ 879,397
Cost of gas                                     210,166      89,337       69,242      179,380     548,125
---------------------------------------------------------------------------------------------------------
   Gross margin on gas sales                    132,760      57,285       46,278       94,949     331,272
PCL and ECT revenues                             18,085      11,969       12,776       13,855      56,685
Other revenues                                    4,400       5,946        3,622        2,671      16,639
---------------------------------------------------------------------------------------------------------
   Net revenues                                 155,245      75,200       62,676      111,475     404,596
Operating costs                                  55,384      60,126       55,647       54,495     225,652
Depreciation, depletion, and amortization        19,858      19,103       18,100       18,594      75,655
---------------------------------------------------------------------------------------------------------
   Operating income (loss)                    $  80,003   $  (4,029)   $ (11,071)   $  38,386   $ 103,289
=========================================================================================================



                                                                   Calendar Year 1998
                                                 First      Second        Third       Fourth       Total
                                                Quarter     Quarter      Quarter      Quarter
---------------------------------------------------------------------------------------------------------
                                                                 (Thousands of Dollars)
Financial Results
Gas sales                                     $ 407,202   $ 151,376    $ 104,692    $ 248,865   $ 912,135
Cost of gas                                     274,452      92,586       65,924      153,535     586,497
---------------------------------------------------------------------------------------------------------
   Gross margin on gas sales                    132,750      58,790       38,768       95,330     325,638
PCL and ECT revenues                             21,821      16,311       15,256       15,078      68,466
Other revenues                                    5,006       5,503        3,884        3,159      17,552
---------------------------------------------------------------------------------------------------------
   Net revenues                                 159,577      80,604       57,908      113,567     411,656
Operating costs                                  63,492      59,439       60,369       58,039     241,339
Depreciation, depletion, and amortization        18,846      18,835       17,372       18,440      73,493
---------------------------------------------------------------------------------------------------------
   Operating income (loss)                    $  77,239   $   2,330    $ (19,833)   $  37,088   $  96,824
=========================================================================================================

Transportation and Storage

                                                                  Calendar Year 1999
                                                 First      Second       Third      Fourth       Total
(Unaudited)                                     Quarter     Quarter     Quarter     Quarter
-------------------------------------------------------------------------------------------------------
                                                                (Thousands of Dollars)
Financial Results
Transportation revenues                       $  18,097   $  18,038   $  18,380   $  14,956   $  69,471
Storage revenues                                  6,387       7,095       8,240      10,160      31,882
Other revenues                                    2,180       2,127       3,506       4,448      12,261
-------------------------------------------------------------------------------------------------------
   Net revenues                                  26,664      27,260      30,126      29,564     113,614
Operating costs                                   6,748       9,206       8,984      11,851      36,789
Depreciation, depletion, and amortization         3,415       3,419       3,748       3,840      14,422
-------------------------------------------------------------------------------------------------------
   Operating income                           $  16,501   $  14,635   $  17,394   $  13,873   $  62,403
=======================================================================================================

                                                                  Calendar Year 1998
                                                 First      Second       Third      Fourth       Total
                                                Quarter     Quarter     Quarter     Quarter
-------------------------------------------------------------------------------------------------------
                                                                (Thousands of Dollars)
Financial Results
Transportation revenues                       $  16,247   $  18,078   $  18,744   $  18,197   $  71,266
Storage revenues                                  7,227       4,376       4,404       7,653      23,660
Other revenues                                    2,285       2,110       2,342       1,917       8,654
-------------------------------------------------------------------------------------------------------
   Net revenues                                  25,759      24,564      25,490      27,767     103,580
Operating costs                                   7,674       8,037       8,226      10,045      33,982
Depreciation, depletion, and amortization         3,292       3,302       4,161       3,449      14,204
-------------------------------------------------------------------------------------------------------
   Operating income                           $  14,793   $  13,225   $  13,103   $  14,273   $  55,394
=======================================================================================================

Marketing

                                                                   Calendar Year 1999
                                                 First      Second       Third       Fourth       Total
(Unaudited)                                     Quarter     Quarter     Quarter      Quarter
--------------------------------------------------------------------------------------------------------
                                                                 (Thousands of Dollars)
Financial Results
Gas sales                                     $ 189,095   $ 193,389   $ 276,694    $ 301,586   $ 960,764
Cost of gas                                     178,089     186,910     271,335      291,367     927,701
--------------------------------------------------------------------------------------------------------
   Gross margin on gas sales                     11,006       6,479       5,359       10,219      33,063
Other revenues                                       91         172         820          354       1,437
--------------------------------------------------------------------------------------------------------
   Net revenues                                  11,097       6,651       6,179       10,573      34,500
Operating costs                                   2,016       2,501       2,540        2,621       9,678
Depreciation, depletion, and amortization           151         150         160          181         642
--------------------------------------------------------------------------------------------------------
   Operating income                           $   8,930   $   4,000   $   3,479    $   7,771   $  24,180
========================================================================================================

                                                                   Calendar Year 1998
                                                 First      Second       Third       Fourth       Total
                                                Quarter     Quarter     Quarter      Quarter
--------------------------------------------------------------------------------------------------------
                                                                 (Thousands of Dollars)
Financial Results
Gas sales                                     $ 202,277   $ 171,972   $ 203,354    $ 190,370   $ 767,973
Cost of gas                                     196,117     167,389     202,493      181,765     747,764
--------------------------------------------------------------------------------------------------------
   Gross margin on gas sales                      6,160       4,583         861        8,605      20,209
Other revenues                                    1,785         785         387        2,537       5,494
--------------------------------------------------------------------------------------------------------
   Net revenues                                   7,945       5,368       1,248       11,142      25,703
Operating costs                                   1,938       2,075       1,957        2,158       8,128
Depreciation, depletion, and amortization           182         222          62           10         476
--------------------------------------------------------------------------------------------------------
   Operating income (loss)                    $   5,825   $   3,071   $    (771)   $   8,974   $  17,099
========================================================================================================

Gathering and Processing

                                                                   Calendar Year 1999
                                                 First       Second       Third      Fourth       Total
(Unaudited)                                     Quarter      Quarter     Quarter     Quarter
--------------------------------------------------------------------------------------------------------
                                                                 (Thousands of Dollars)
Financial Results
Natural gas liquids and condensate sales      $   6,307    $  17,165   $  30,819   $  32,806   $  87,097
Gas sales                                         2,932       14,599       7,043      23,125      47,699
Gathering revenues                                    -        3,136       5,005       5,051      13,192
Other revenues                                     (135)         140          96          96         197
--------------------------------------------------------------------------------------------------------
   Total revenues                                 9,104       35,040      42,963      61,078     148,185
Cost of sales                                     5,789       23,517      27,958      46,315     103,579
--------------------------------------------------------------------------------------------------------
   Gross margin                                   3,315       11,523      15,005      14,763      44,606
Operating costs                                   1,531        3,191       6,280       6,531      17,533
Depreciation, depletion, and amortization           359        1,334       1,781       1,920       5,394
--------------------------------------------------------------------------------------------------------
   Operating income                           $   1,425    $   6,998   $   6,944   $   6,312   $  21,679
========================================================================================================

                                                                   Calendar Year 1998
                                                 First       Second       Third      Fourth       Total
                                                Quarter      Quarter     Quarter     Quarter
--------------------------------------------------------------------------------------------------------
                                                                 (Thousands of Dollars)
Financial Results
Natural gas liquids and condensate sales      $  15,926    $   8,548   $   6,860   $   6,776   $  38,110
Gas sales                                         3,830        3,656       3,571       3,087      14,144
Other revenues                                       21        3,340         333       1,280       4,974
--------------------------------------------------------------------------------------------------------
   Total revenues                                19,777       15,544      10,764      11,143      57,228
Cost of sales                                    14,526        7,911       6,745       6,255      35,437
--------------------------------------------------------------------------------------------------------
   Gross margin                                   5,251        7,633       4,019       4,888      21,791
Operating costs                                   2,335        1,843       1,762       1,736       7,676
Depreciation, depletion, and amortization           569          559         539         508       2,175
--------------------------------------------------------------------------------------------------------
   Operating income                           $   2,347    $   5,231   $   1,718   $   2,644   $  11,940
========================================================================================================

Other income                                  $  14,644    $       -   $       -   $   4,993   $  19,637
========================================================================================================

Other income includes the gains on sales of assets.

Production

                                                                        Calendar Year 1999
                                                       First      Second       Third       Fourth      Total
(Unaudited)                                           Quarter     Quarter     Quarter      Quarter
-------------------------------------------------------------------------------------------------------------
                                                                      (Thousands of Dollars)
Financial Results
Natural gas sales                                   $  16,408   $  16,680   $  14,451    $  16,269   $ 63,808
Oil sales                                               1,289       1,866       1,866        2,019      7,040
Other revenues                                          1,606       1,350       1,553        1,028      5,537
-------------------------------------------------------------------------------------------------------------
   Net revenues                                        19,303      19,896      17,870       19,316     76,385
Operating costs                                         4,991       4,901       5,735        5,516     21,143
Depreciation, depletion, and amortization               8,487       9,595       7,753        7,661     33,496
-------------------------------------------------------------------------------------------------------------
   Operating income                                 $   5,825   $   5,400       4,382        6,139     21,746
=============================================================================================================

Other income                                        $       -   $       -   $   1,646    $       -   $  1,646
=============================================================================================================

Other income includes gains on sales of assets.

                                                                        Calendar Year 1998
                                                       First      Second       Third       Fourth      Total
                                                      Quarter     Quarter     Quarter      Quarter
-------------------------------------------------------------------------------------------------------------
                                                                      (Thousands of Dollars)
Financial Results
Natural gas sales                                   $   9,504   $   8,320   $  11,979    $  12,406   $ 42,209
Oil sales                                               1,220       1,279       1,327        1,312      5,138
Other revenues                                            350          78        (108)         160        480
-------------------------------------------------------------------------------------------------------------
   Net revenues                                        11,074       9,677      13,198       13,878     47,827
Operating costs                                         3,442       3,437       4,234        3,962     15,075
Depreciation, depletion, and amortization               4,146       5,051       7,713        7,619     24,529
-------------------------------------------------------------------------------------------------------------
   Operating income                                 $   3,486   $   1,189   $   1,251    $   2,297   $  8,223
=============================================================================================================

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

United States ex rel. Jack J. Grynberg v. ONEOK, Inc., ONEOK Resources Company, and Oklahoma Natural Gas Company, (CTN-8), No. CIV-97-1006-R (Judge Russell), in the United States District Court for the Western District of Oklahoma. On September 24, 1999, a hearing on the motion to transfer and consolidate actions before a single district court was held. An order was issued on October 20, 1999, transferring all the actions to the federal district court in Wyoming for pretrial proceedings under multidistrict litigation procedures. The Company and most other defendants filed motions to dismiss the case in early December. This motion is set for hearing on March 14, 2000.

ONEOK, Inc. v. Southern Union Company, No. 99-CV-0345-H(M), United States District Court for the Northern District of Oklahoma, on appeal of preliminary injunction, United States Court of Appeals for the Tenth Circuit, Case Number 99-5103. On October 12, 1999, ONEOK filed a motion to dismiss the counterclaims of Southern Union. On October 15, 1999, the Court denied ONEOK's motion to amend its complaint and on October 27, 1999, ONEOK filed a motion for reconsideration which was denied on November 4, 1999. On November 10, 1999, as a result of ONEOK's motion to dismiss, Southern Union filed an amended answer and counterclaims. ONEOK filed a reply to the amended answer and counterclaims on November 26, 1999. The case is now in the discovery stage. Oral argument on the appeal of the preliminary injunction has been scheduled for March 8, 2000. In the related case of Klein v. Southwest Gas Corporation, Superior Court of San Diego County, California, Case No. 726615, on September 24, 1999, the Court dismissed Southern Union from the case and stated that Southern Union would not be allowed to refile until all federal court actions were complete.

Southern Union Company v. Southwest Gas Corporation, et al., No. CIV 99 1294 PHX ROS, United States District Court for the District of Arizona. Rather than respond to motions filed by the defendants on October 12, 1999, Southern Union filed an amended complaint with substantially the same claims as in the original complaint except that it specifically eliminated its previous allegations that ONEOK had made payments to Tiffany & Bosco for the benefit of Jack Rose, and James C. Kneale and Larry W. Brummett were added as additional defendants. The Company and the other defendants filed motions to dismiss the amended complaint on December 6, 1999. The motions are to be heard by the Court on June 16, 2000.

Joint Application of Oklahoma Natural Gas Company, a Division of ONEOK, Inc., ONEOK Gas Transportation Company, a Division of ONEOK, Inc., and Kansas Gas Service Company, a Division of ONEOK, Inc., for Approval of Their Unbundling Plan for Natural Gas Services Upstream of the City Gates or Aggregation Points, Cause PUD No. 980000177, before the Oklahoma Corporation Commission. On October 21, 1999, the Supreme Court granted a new stay for an additional twenty days. As settlement had not been reached between the parties, the Company filed a motion to extend the stay until conclusion of the Commission proceedings. On November 2, 1999, the Supreme Court issued an order directing the parties to respond to the Company's motion by November 17, 1999. Also, on November 5, 1999, the Commission Staff filed a response to the Company's motion and a motion to dismiss the appeal as moot and the Attorney General filed a motion to dismiss on November 12, 1999. The Company filed a response to the motions to dismiss on November 29, 1999. On December 13, 1999, the Court issued an order denying an extension of the stay and the motions to dismiss and directed the parties to file briefs. The Company filed its reply brief on January 27, 2000.

Application of Ernest G. Johnson, Director of the Public Utility Division, Oklahoma Corporation Commission, to Review the Rates, Charges, Services and Service Terms of Oklahoma Natural Gas Company, a division of ONEOK, Inc., and All Affiliated Companies and Any Affiliate or Nonaffiliate Transaction Relevant to Such Inquiry, Cause PUD No. 980000683, Oklahoma Corporation Commission.

On September 20, 1999, Oklahoma Natural filed updated financial information and requested a $33.6 million rate increase. The case is set for hearing before the Administrative Law Judges on March 27, 2000.

In the Matter of the Application of Southwest Gas Corporation and ONEOK, Inc. for an Order Authorizing Implementation of the Agreement and Plan of Merger dated December 14, 1998, Docket Nos. G-01551A-99-0112 and G-03713A-99-0112,
before the Arizona Corporation Commission. On January 4, 2000, the staff of the ACC advised the ACC that approval of the proposed merger was premature due to unresolved issues raised in the litigation, citing the Company's "appearance of impropriety" and raising concerns about the Company's integrity and truthfulness. Accordingly, the staff recommended that any decision on the merger be deferred until these issues and allegations could be resolved so as to allow the ACC to make an informed decision on whether the proposed merger was in the public interest. On January 21, 2000, the Company advised the Commission of its termination of the merger agreement and gave notice that the Company withdrew its application. On January 25, 2000, Southwest Gas filed an objection to the Company's notice of withdrawal and a motion to reject the Company's notice of withdrawal on the grounds that neither Southwest Gas nor the Company were empowered to withdraw unilaterally the joint application. The motion was heard on February 4, 2000, before a hearing officer and the withdrawal was granted and the docket was closed.

ONEOK, Inc. v. Southwest Gas Corporation, No. CV 066H (E), United States District Court for the Northern District of Oklahoma. On January 18, 2000, the Company received a letter (the "Southwest Letter") from Michael O. Maffie, President and Chief Executive Officer of Southwest asserting that the Company had breached its previous merger agreement with Southwest and demanding that the breach be cured. On January 21, 2000, the Company sent a letter (the "ONEOK Letter") denying that it was in breach of the merger agreement. In the ONEOK Letter, the Company also advised Southwest of the Company's election to terminate the merger agreement under Section 8.1(b) of the merger agreement because of the fact that the conditions to closing under the merger agreement were not fulfilled or capable of being fulfilled on the first anniversary of the merger agreement. The failed condition of the pending lawsuit instituted by Southern Union against Southwest and the Company. On January 21, 2000, the Company filed a complaint in Federal District Court in Tulsa, Oklahoma asking the Court to declare that under the terms of the merger agreement, the Company has properly terminated the Agreement.

Southwest Gas Corporation v. ONEOK, Inc., CIV 119 PHX VAM, United States District Court for the District of Arizona. On January 24, 2000, Southwest filed a complaint against the Company and Southern Union. Southwest alleges that: (1) under the merger agreement between the Company and Southwest, the Company agreed to furnish all information concerning itself that is required or customary for inclusion in the Southwest proxy statement related to the merger and that none of such information would contain any untrue statement of material facts or omit to state any material facts required to be stated therein or necessary to make the statements therein in light of the circumstances under which they are made, not misleading; (2) under the merger agreement the Company promised to use its commercially reasonable efforts to obtain all necessary governmental authorization for the merger (consult with Southwest in respect thereto) and to take all other necessary actions and do all things necessary, proper or advisable to consummate and make effective the merger transaction; (3) the Company failed to disclose to the Southwest Board that (i) the Company had participated in improper lobbying efforts in support of the Company's bid for Southwest (including help in drafting a certain letter to the Board from a state regulatory commissioner concerning regulatory approval); (ii) the Company's improper involvement in efforts to lobby regulators in Arizona, California and Nevada; and (iii) certain relationships involving a former employee of the Arizona commission, all of which breached the merger agreement; (4) if the Company had disclosed such lobby efforts and relationships, it would have caused the Board of Southwest to have serious questions about the integrity of the Company's senior management and the chances of obtaining regulatory approvals, the Southwest Board would not have entered into an amendment of the merger agreement without answers to such questions and the Board would have demanded the Company cure its breach of the merger agreement; (5) the Company's failure to make full and truthful disclosure of such lobbying and relationships and the providing of false information and misleading answers to the Arizona Corporation Commission has resulted in staff withdrawing its support for the merger citing concerns over the integrity, veracity and fitness of the Company and as a result the Company failed to use its commercially reasonable efforts to obtain such approval as required by the merger agreement; and (6) the Company has refused to cure its breach of and has wrongfully terminated the merger agreement. The complaint alleges numerous causes of action including: (1) fraud in the inducement; (2) fraud; (3) breach of contract; (4) breach of implied covenant of good faith and fair dealing; and (5) declaratory relief. The complaint asks that the merger agreement be declared null and void and Southwest be awarded its actual, consequential, incidental and punitive damages in an amount in excess of $75,000 for fraud in the inducement and fraud or alternatively (1) damages for breach of the contract and implied covenant, or (2) a declaration that the Company has breached the merger agreement.

The Company intends to vigorously defend all claims and other charges against the Company in the above litigation proceedings.

Gaetan Lavalla, Derivatively on Behalf of Nominal Defendant ONEOK, Inc. v. Larry
W. Brummett, et al. District Court of Tulsa County, No. CJ-2000-598 and Hayward Lane, Derivatively on Behalf of Nominal Defendant ONEOK, Inc. v. Larry W. Brummett, et al., District Court of Tulsa County, No. CJ-2000-593. On February 3, 2000, two substantially identical derivative actions were filed in the District Court in Tulsa, Oklahoma by shareholders against the members of the Board of Directors of the Company for violation of their fiduciary duties to the Company by allegedly causing or allowing the Company to engage in fraudulent and improper schemes designed to "sabotage" Southern Union's competitive bid to acquire Southwest and secure regulatory approval for the Company's own planned merger with Southwest. Such conduct allegedly caused the Company to be sued by both Southwest and Southern Union which exposed the Company to millions of dollars in liabilities. The allegations are used as a basis for causes of action for intentional breach of fiduciary duty, derivative claim for negligent breach of fiduciary duty, class and derivative claims for constructive fraud, and derivative claims for gross mismanagement. Each plaintiff seeks a declaration that the lawsuit is properly maintained as a derivative action, the defendants, and each of them, have breached their fiduciary duties to the Company, an injunction permanently enjoining defendants from further abuse of control and committing of gross management and constructive fraud, and asks for an award of compensatory and punitive damages and costs, disbursements and reasonable attorney fees.

Item 6.    Exhibits and Reports on Form 8-K and 8-K/A.

(g)        Reports

           January 7, 2000 - Announced plans to move forward with the Company's proposed merger with Southwest Gas Corporation.

           January 24, 2000 - Announced that the Company had terminated its proposed merger with Southwest Gas Corporation.

           January 27, 2000 - Announced that Southwest Gas Corporation filed a complaint against the Company and Southern Union Company in the United States District Court in Arizona.

           February 1, 2000 - Announced that the Company had purchased the mid-continent midstream assets of Dynegy, Inc.

           February 8, 2000 - Announced that the Company had purchased the natural gas gathering and processing businesses, marketing and trading business, and storage and transmission pipelines from Kinder-Morgan, Inc.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this/ 10tth/ day of February 2000.


                                 ONEOK, Inc.
                                 Registrant

                                 By: Jim Kneale
                                     -------------------------------
                                     Jim Kneale
                                     Vice President, Chief Financial Officer,
                                     and Treasurer (Principal Financial Officer)