Form 10-Q
period 2000-03-31
ONEOK INC /NEW/
filed 2000-05-11
CIK 1039684

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2000.
                                               --------------

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________


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


On March 31, 2000, the Company had 29,193,196 shares of common stock outstanding.

                                  ONEOK, Inc.
                         QUARTERLY REPORT ON FORM 10-Q

Part I.   Financial Information                                         Page No.

          Consolidated Condensed Statements of Income -
          Three Months Ended March 31, 2000 and 1999                    3

          Consolidated Condensed Balance Sheets -
          March 31, 2000 and December 31, 1999                          4

          Consolidated Condensed Statements of Cash Flows -
          Three Months Ended March 31, 2000 and 1999                    5

          Notes to Consolidated Condensed Financial Statements          6 - 10

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 11 - 21

          Quantitative and Qualitative Disclosures
          about Market Risk                                             22 - 23

Part II.  Other Information                                             24 - 28

Part I - FINANCIAL INFORMATION

ONEOK, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                                             Three Months Ended
                                                                                 March 31,
(Unaudited)                                                              2000                    1999
-------------------------------------------------------------------------------------------------------
                                                                           (Thousands of Dollars,
                                                                          except per share amounts)
Operating Revenues                                                     $823,949                $547,171
Cost of gas                                                             558,296                 331,071
-------------------------------------------------------------------------------------------------------
   Net Revenues                                                         265,653                 216,100
-------------------------------------------------------------------------------------------------------
Operating Expenses
    Operations and maintenance                                          112,030                  61,248
    Depreciation, depletion, and amortization                            34,327                  32,092
    General taxes                                                        12,239                  10,298
-------------------------------------------------------------------------------------------------------
        Total Operating Expenses                                        158,596                 103,638
-------------------------------------------------------------------------------------------------------
        Operating Income                                                107,057                 112,462
-------------------------------------------------------------------------------------------------------
Other income and expenses, net                                           14,281                       -
Interest expense                                                         21,985                  12,582
Income taxes                                                             38,446                  39,430
-------------------------------------------------------------------------------------------------------
Income before cumulative effect of a change in
 accounting principle                                                    60,907                  60,450
Cumulative effect of a change in accounting principle,
 net of tax (Note J)                                                      2,115                       -
-------------------------------------------------------------------------------------------------------
Net Income                                                               63,022                  60,450
Preferred Stock Dividends                                                 9,275                   9,324
-------------------------------------------------------------------------------------------------------
        Income Available for Common Stock                              $ 53,747                $ 51,126
=======================================================================================================
Earnings Per Share of Common Stock - Basic (Note F)                    $   1.84                $   1.62
=======================================================================================================
Earnings Per Share of Common Stock - Diluted (Note F)                  $   1.28                $   1.17
=======================================================================================================
Average Shares of Common Stock - Basic (Thousands)                       29,242                  31,629

Average Shares of Common Stock - Diluted (Thousands)                     49,189                  51,715


See accompanying notes to consolidated condensed financial statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                           March 31,       December 31,
(Unaudited)                                                                  2000             1999
-------------------------------------------------------------------------------------------------------
                                                                             (Thousands of Dollars)
Assets
Current Assets
   Cash and cash equivalents                                              $   50,001         $       72
   Trade accounts and notes receivable                                       394,444            371,313
   Inventories                                                                61,345            134,871
   Other current assets                                                      106,633             87,465
-------------------------------------------------------------------------------------------------------
       Total Current Assets                                                  612,423            593,721
-------------------------------------------------------------------------------------------------------
Property, Plant and Equipment                                              3,465,399          3,143,693
   Accumulated depreciation, depletion, and amortization                   1,041,582          1,021,915
-------------------------------------------------------------------------------------------------------
   Net Property                                                            2,423,817          2,121,778
-------------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets
   Regulatory assets, net (Note D)                                           256,517            247,486
   Goodwill                                                                   77,698             80,743
   Investments and other                                                     204,093            195,847
-------------------------------------------------------------------------------------------------------
       Total Deferred Charges and Other Assets                               538,308            524,076
-------------------------------------------------------------------------------------------------------
       Total Assets                                                       $3,574,548         $3,239,575
=======================================================================================================
Liabilities and Shareholders' Equity
Current Liabilities
   Current maturities of long-term debt                                   $   21,767         $   21,767
   Notes payable                                                             255,101            462,242
   Accounts payable                                                          286,618            237,653
   Accrued taxes                                                              35,217                359
   Accrued interest                                                           11,742             16,628
   Other                                                                     111,233             48,064
-------------------------------------------------------------------------------------------------------
       Total Current Liabilities                                             721,678            786,713
-------------------------------------------------------------------------------------------------------
Long-term Debt, excluding current maturities                               1,122,184            775,074
Deferred Credits and Other Liabilities
   Deferred income taxes                                                     364,332            348,218
   Other deferred credits                                                    179,846            178,046
-------------------------------------------------------------------------------------------------------
       Total Deferred Credits and Other Liabilities                          544,178            526,264
-------------------------------------------------------------------------------------------------------
          Total Liabilities                                                2,388,040          2,088,051
-------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note G)
Shareholders' Equity
 Convertible Preferred Stock, $0.01 par value: Series A authorized
   20,000,000 shares; issued and outstanding 19,946,448 shares                   199                199
 Common stock, $0.01 par value: authorized 100,000,000 shares; issued
   31,599,305 shares and outstanding 29,193,196 and 29,554,623 shares            316                316
Paid in capital (Note I)                                                     894,976            894,976
Unearned compensation                                                         (1,664)            (1,825)
Retained earnings                                                            361,988            317,964
Treasury stock at cost: 2,406,109 and 2,044,682 shares                       (69,307)           (60,106)
-------------------------------------------------------------------------------------------------------
       Total Shareholders' Equity                                          1,186,508          1,151,524
-------------------------------------------------------------------------------------------------------
       Total Liabilities and Shareholders' Equity                         $3,574,548         $3,239,575
=======================================================================================================


See accompanying notes to consolidated condensed financial statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                             Three Months Ended
                                                                                 March 31,
(Unaudited)                                                               2000                1999
-----------------------------------------------------------------------------------------------------
                                                                           (Thousands of Dollars)
Operating Activities
   Net income                                                          $    63,022         $   60,450
   Depreciation, depletion, and amortization                                34,327             32,092
   Gain on sale of assets                                                  (26,852)                 -
   Net income from equity investments                                       (1,236)              (712)
   Deferred income taxes                                                     5,765             (2,827)
   Changes in assets and liabilities                                       170,877             52,477
-----------------------------------------------------------------------------------------------------
              Cash Provided by Operating Activities                        245,903            141,480
-----------------------------------------------------------------------------------------------------
Investing Activities
   Changes in other investments, net                                        (1,102)           (61,006)
   Acquisitions, net                                                      (305,497)                 -
   Capital expenditures, net of retirements                                (53,644)           (63,080)
   Proceeds from sale of property                                           55,169                  -
-----------------------------------------------------------------------------------------------------
              Cash Used in Investing Activities                           (305,074)          (124,086)
-----------------------------------------------------------------------------------------------------
Financing Activities
   Payment of notes payable, net                                          (207,141)          (190,000)
   Issuance of debt                                                        349,429            199,494
   Payment of debt                                                          (4,928)            (9,061)
   Issuance of common stock                                                      -              1,380
   Issuance of treasury stock                                                1,878                  -
   Acquisition of treasury stock                                           (11,813)                 -
   Dividends paid                                                          (18,325)           (19,131)
-----------------------------------------------------------------------------------------------------
              Cash Provided by (Used in) Financing Activities              109,100            (17,318)
-----------------------------------------------------------------------------------------------------
Change in Cash and Cash Equivalents                                         49,929                 76
Cash and Cash Equivalents at Beginning of Period                                72                  -
-----------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                             $    50,001         $       76
=====================================================================================================


See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)


A.   Change in Fiscal Year End.

In October 1999, the Company's Board of Directors approved a change in the Company's fiscal year-end from August 31 to December 31 beginning January 1, 2000. The consolidated condensed financial statements for the first quarter under the new fiscal year are presented in this Form 10-Q. A transition report was filed on Form 10-Q for the period September 1, 1999 through December 31, 1999.

B.   Summary of Significant Accounting Policies

Interim Reporting. The interim consolidated condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for a twelve-month period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended August 31, 1999.

C.   Significant Events

In April 2000, the Company completed the acquisition of natural gas gathering and processing assets located in Oklahoma, Kansas and West Texas from Kinder Morgan, Inc. (KMI). The Company also acquired KMI's marketing and trading operations, as well as some storage and transmission pipelines in the mid-continent region. The Company paid approximately $109 million for these assets plus an adjustment for working capital of approximately $53 million. The Company also assumed liabilities including those related to an operating lease for a processing plant and some firm capacity lease obligations to third parties.

In March 2000, the Company completed the sale of its 42.4 percent interest in Indian Basin Gas Processing Plant and gathering system for $55 million.

In March 2000 the Company completed the acquisition of assets located in Oklahoma, Kansas, and the Texas panhandle from Dynegy, Inc. for $308 million in cash less a purchase price adjustment of approximately $3 million. The assets include gathering systems, gas processing facilities, and transmission pipelines.

On January 20, 2000, the Board of Directors of the Company voted unanimously to terminate the merger agreement with Southwest Gas Corporation (Southwest) in accordance with the terms of the merger agreement. The Company charged $6.8 million of previously deferred transaction and ongoing litigation costs to Other Income and Expense during the first quarter of 2000.

The Company has negotiated a joint stipulation in the rate case with the Oklahoma Corporation Commission (OCC) staff and other parties. The Administrative Law Judges have recommended OCC approval. If approved by the OCC, the stipulation provides for a $20 million net revenue reduction in rates which will be offset by an annual reduction in depreciation expense of $11.4 million. The joint stipulation transfers the Oklahoma assets and customers of Kansas Gas Service Company Division (KGS) to Oklahoma Natural Gas Company Division (ONG), separates the distribution assets of ONG and the transmission and storage assets of ONEOK Gas Transportation, L.L.C., and related affiliates into two separate public utilities, adjusts for the removal of the gathering and storage assets no longer collected in base rates and provides for the recovery of gas purchase operations and maintenance expenses and line losses through a rider rather than base rates. Additionally, the joint stipulation allows for the approval of a contract between the Distribution segment and the affiliated

Transportation and Storage segment for transportation and storage services.

D.   Regulatory Assets

The following table is a summary of the Company's regulatory assets, net of amortization.

                                                   March 31,   December 31,
                                                    2000         1999
     ----------------------------------------------------------------------
                                                  (Thousands of Dollars)
     Recoupable take-or-pay                      $  83,100      $  84,343
     Pension costs                                  18,442         19,487
     Postretirement costs other than pension        62,885         62,207
     Transition costs                               22,628         22,746
     Reacquired debt costs                          23,853         24,068
     Income taxes                                   33,479         23,337
     Other                                          12,130         11,298
     --------------------------------------------------------------------
        Regulatory assets, net                   $ 256,517      $ 247,486
     ====================================================================

E.   Supplemental Cash Flow Information

The following table is supplemental information relative to the Company's cash flows.

                                                               Three Months Ended
                                                                    March 31,
                                                               2000           1999
     --------------------------------------------------------------------------------
                                                             (Thousands of Dollars)
     Cash paid during the year
        Interest (including amounts capitalized)             $   25,275     $   8,767
        Income taxes                                         $        -     $  20,089
     Noncash transactions
        Treasury stock transferred to compensation plans     $       61     $       -
     --------------------------------------------------------------------------------

F. Earnings per Share Information

The following is a reconciliation of the basic and diluted EPS computations.

                                                      Three Months Ended March 31, 2000
                                                                              Per Share
                                                      Income      Shares       Amount
     ----------------------------------------------------------------------------------
                                                   (Thousands, except per share amounts)
     Basic EPS
        Income available to common stockholders     $   53,747    29,242        $  1.84
                                                                                =======
     Effect of Dilutive Securities
        Options                                              -         1
        Convertible preferred stock                      9,275    19,946
                                                    ----------    ------
     Diluted EPS
      Income available to common stockholders
        + assumed conversions                       $   63,022    49,189        $  1.28
     ==================================================================================

                                             Three Months Ended March 31, 1999
                                                                     Per Share
                                                Income    Shares      Amount
----------------------------------------------------------------------------------
                                             (Thousands, except per share amounts)
Basic EPS
 Income available to common stockholders       $   51,126    31,629        $  1.62
                                                                           =======
Effect of Dilutive Securities
 Options                                                -        13
 Convertible preferred stock                        9,324    20,073
                                               ----------    ------
Diluted EPS
 Income available to common stockholders
   + assumed conversions                       $   60,450    51,715        $  1.17
==================================================================================

There were 262,505 antidilutive option shares excluded from the calculation of Diluted Earnings per Share for the three months ended March 31, 2000. For the same period one year ago, there were 80,122 option shares excluded.

The following is a reconciliation of the basic and diluted EPS computations on income before the cumulative effect of a change in accounting principle to net income.

                                                                Three Months Ended March 31,
                                                               Basic EPS         Diluted EPS
                                                             ---------------   ---------------
                                                              2000     1999     2000     1999
----------------------------------------------------------------------------------------------
                                                                    (Per share amounts)
Income available for common stockholders before              $ 1.77   $ 1.62   $ 1.24   $ 1.17
 cumulative effect of a change in accounting principle
Cumulative effect of a change in accounting principle,
  net of tax                                                   0.07        -     0.04        -
                                                             ------   ------   ------   ------
Income available for common stockholders                     $ 1.84   $ 1.62   $ 1.28   $ 1.17
==============================================================================================


G.   Commitments and Contingencies

The Company and Southwest entered into a merger agreement, as amended, in which the Company agreed to acquire Southwest for $30 per share of common stock in an all cash transaction valued at $918 million. On January 20, 2000, the Company terminated the merger agreement in accordance with the terms of the merger agreement.

The Company and certain of its officers as well as Southwest have been named as defendants in a lawsuit brought by Southern Union Company (Southern Union). The complaint asks for $750 million damages to be trebled for racketeering and unlawful violations, compensatory damages of not less than $750 million and rescission of the Confidentiality and Standstill Agreement.

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

The Company has responsibility for 12 manufactured gas sites located in Kansas which may contain potentially harmful materials that are classified as hazardous substances. Hazardous substances are subject to control or remediation under various environmental laws and regulations. A consent agreement with the Kansas Department of Health and Environment presently governs all future work at these sites. The terms of the consent agreement allow the Company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. The prioritized sites will be investigated over a ten-year period. At March 31, 2000, the costs of the investigations and risk analysis have been minimal. Limited information is available about the sites. Management's best estimate of the cost of remediation ranges from $100 thousand to $10 million per site based on a limited comparison of costs incurred to remediate comparable sites. These estimates do not give effect to potential insurance recoveries, recoveries through rates or from third parties. The Kansas Corporation Commission (KCC) has permitted others to recover remediation costs through rates. It should be noted that additional information and testing could result in costs significantly below or in excess of the amounts estimated above. To the extent that such remediation costs are not recovered, the costs could be material to the Company's results of operations and cash flows depending on the remediation done and number of years over which the remediation is completed.

The Company is a party to other litigation matters and claims which are normal in the course of its operations, and while the results of litigation and claims cannot be predicted with certainty, management believes the final outcome of such matters will not have a materially adverse effect on consolidated results of operations, financial position, or liquidity.

H.   Segments

The Company conducts its operations through six segments: (1) the Marketing segment markets natural gas to wholesale and retail customers and markets electricity to wholesale customers; (2) the Gathering and Processing segment gathers and processes natural gas and natural gas liquids; (3) the Transportation and Storage segment transports and stores natural gas for others;
(4) the Distribution segment distributes natural gas to residential, commercial and industrial customers, leases pipeline capacity to others and provides transportation services for end-use customers; (5) the Production segment develops and produces natural gas and oil; and (6) the Other segment primarily operates and leases the Company's headquarters building and a related parking facility.

Intersegment sales are recorded on the same basis as sales to unaffiliated customers. All corporate overhead costs relating to a reportable segment have been allocated for the purpose of calculating operating income. The Company's equity method investments do not represent operating segments of the Company. The Company has no single external customer from which it receives ten percent or more of its revenues.

      Three Months Ended                        Gathering      Trans-
        March 31, 2000                             and        portation                                  Eliminations
                                   Marketing    Processing   and Storage   Distribution    Production     and Other        Total
------------------------------------------------------------------------------------------------------------------------------------
                                                                     (Thousands of Dollars)
Sales to unaffiliated customers    $356,124     $ 50,049     $ 15,058      $  379,710      $ 14,522      $   8,486       $  823,949
Intersegment sales                   92,716       18,396       14,364             912         5,316       (131,704)               -
------------------------------------------------------------------------------------------------------------------------------------
   Total Revenues                  $448,840     $ 68,445     $ 29,422      $  380,622      $ 19,838      $(123,218)      $  823,949
------------------------------------------------------------------------------------------------------------------------------------
Net Revenues                       $ 15,810     $ 68,445     $ 29,422      $  140,663      $ 19,838      $  (8,525)      $  265,653
Operating Costs                    $  2,539     $ 58,932     $ 11,419      $   54,986      $  5,646      $  (9,253)      $  124,269
Depreciation, depletion and
  amortization                     $    191     $  2,289     $  4,193      $   18,571      $  8,462      $     621       $   34,327
Operating Income                   $ 13,080     $  7,224     $ 13,810      $   67,106      $  5,730      $     107       $  107,057
Cumulative Effect of a Change
 in Accounting Principle,
 before Tax                        $  3,449     $      -     $      -      $        -      $      -      $       -       $    3,449
Income from Equity
 Investments                       $      -     $      -     $  1,229      $        -      $      7      $       -       $    1,236
Total Assets                       $332,391     $624,524     $407,322      $1,761,383      $354,947      $  93,981       $3,574,548
Capital Expenditures,
  including Acquisitions           $  9,500     $303,331     $ 12,657      $   26,374      $  9,364      $   1,429       $  362,655
------------------------------------------------------------------------------------------------------------------------------------
      Three Months Ended                        Gathering      Trans-
        March 31, 1999                             and        portation                                  Eliminations
                                   Marketing    Processing   and Storage   Distribution    Production     and Other        Total
------------------------------------------------------------------------------------------------------------------------------------
                                                                     (Thousands of Dollars)
Sales to unaffiliated customers    $157,998     $  6,172     $  7,128      $  362,484      $ 13,224      $     165       $  547,171
Intersegment sales                   31,188        2,932       19,536           2,927         6,079        (62,662)               -
------------------------------------------------------------------------------------------------------------------------------------
   Total Revenues                  $189,186     $  9,104     $ 26,664      $  365,411      $ 19,303      $ (62,497)      $  547,171
------------------------------------------------------------------------------------------------------------------------------------
Net Revenues                       $ 11,097     $  9,104     $ 26,664      $  155,245      $ 19,303      $  (5,313)      $  216,100
Operating Costs                    $  2,016     $  7,320     $  6,748      $   55,384      $  4,991      $  (4,913)      $   71,546
Depreciation, depletion and
  amortization                     $    151     $    359     $  3,415      $   19,858      $  8,487      $    (178)      $   32,092
Operating Income                   $  8,930     $  1,425     $ 16,501      $   80,003      $  5,825      $    (222)      $  112,462
Income from Equity
 Investments                       $      -     $      -     $    684      $        -      $     28      $       -       $      712
Total Assets                       $131,607     $ 42,558     $431,489      $1,776,019      $363,436      $(119,483)      $2,625,626
Capital Expenditures,
  including Acquisitions           $    139     $    788     $  6,267      $   21,966      $ 47,482      $     414       $   77,056
------------------------------------------------------------------------------------------------------------------------------------

I.   Paid in Capital

Paid in Capital at March 31, 2000 and December 31, 1999, was $330.8 million for common stock and $564.2 million for convertible preferred stock.

J.   Energy Trading and Risk Management

Effective January 1, 2000, the Company adopted the provisions of Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10) for certain energy trading contracts. EITF 98-10 requires entities involved in energy trading activities to record energy trading contracts using the mark-to-market method of accounting. Under this methodology, the energy trading contracts with third parties are adjusted to market value and the resulting net gains and losses are recognized in current period gross margins and are included in the Company's Marketing segment. The cumulative effect to January 1, 2000 of adopting EITF 98-10 was a gain of $3.4 million, $2.1 million, net of tax, or $0.04 per diluted share of common stock. In prior years, these contracts were accounted for under the accrual method of accounting, therefore, gains and losses were recognized as the contracts settled. Energy contracts held by other Company segments are designated as and considered effective as hedges of non-trading activities and are not considered energy trading contracts.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains statements concerning Company expectations or predictions of the future that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are intended to be covered by the safe harbor provision of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are based on management's beliefs and assumptions based on information currently available. It is important to note that actual results could differ materially from those projected in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, the following:

  .    the effects of weather and other natural phenomena on sales and prices;
  . increased competition from other energy suppliers as well as alternative forms of energy;
  .    the capital intensive nature of our business;
  .    further deregulation, or "unbundling," of the natural gas business;
  . competitive changes in the natural gas gathering, transportation and storage business resulting from deregulation, or "unbundling," of the natural gas business;
  .    the profitability of assets or businesses acquired by us;
  . risks of hedging and marketing activities as a result of changes in energy prices;
  .    economic climate and growth in the geographic areas in which we do business;
  .    the uncertainty of gas and oil reserve estimates;
  . the timing and extent of changes in commodity prices for natural gas, natural gas liquids, electricity, and crude oil;
  . the effects of changes in governmental policies and regulatory actions, including income taxes, environmental compliance, and authorized rates;
  . the results of litigation related to our previously proposed acquisition of Southwest Gas Corporation or to the termination of our merger agreement with Southwest Gas; and
  . the other factors listed in the reports we have filed and may file with the Securities and Exchange Commission, which are incorporated by reference.

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

A.   Acquisitions and Sales

Kinder Morgan, Inc.

In April 2000, the Company completed the acquisition of natural gas gathering and processing assets located in Oklahoma, Kansas and West Texas from Kinder Morgan, Inc. (KMI). The Company also acquired KMI's marketing and trading operations, as well as some storage and transmission pipelines in the mid-continent region. The Company paid approximately $109 million for these assets plus an adjustment for working capital of approximately $53 million. The Company also assumed liabilities including those related to an operating lease for a processing plant for which the Company anticipates establishing a liability for uneconomic lease obligation terms and some firm capacity lease obligations to third parties for which the Company anticipates establishing a liability for out-of-market terms of those obligations. This acquisition includes more than 12,000 miles of pipeline, six gas processing plants with capacity of 1.26 billion cubic feet per day and 10.5 billion cubic feet of storage. Approximately 350 employees were added to the ONEOK workforce as part of the acquisition. Most are located in Kansas and West Texas.

Indian Basin Gas Processing Plant

On March 31, 2000, the Company completed the sale of its 42.4 percent interest in the Indian Basin Gas Processing Plant and gathering system for $55 million to El Paso Field Services Company, a business unit of El Paso Energy Corporation. The Company acquired most of its interest in the plant, located in Eddy County, New Mexico, when it acquired the natural gas properties of Western Resources, Inc. (Western). The gain on this sale is shown in Other Income and Expenses.

Dynegy, Inc.

In March 2000, the Company completed the acquisition of eight gas processing plants, interests in two other gas processing plants and approximately 7,000 miles of gas gathering and transmission pipeline systems in Oklahoma, Kansas and Texas from Dynegy, Inc. (Dynegy). The Company paid approximately $308 million for these assets less a purchase price adjustment of approximately $3 million. The current throughput of the assets is approximately 240 million cubic feet per day with an approximate capacity of 375 million cubic feet per day. Production of natural gas liquids from the assets averages 25,000 barrels per day, a 230 percent increase in the Company's existing production. A Kansas portion of the transaction is expected to be completed mid-summer 2000 upon KCC approval. Approximately 75 employees are being added to the ONEOK workforce as part of the acquisition. The majority of these employees will be in field operations in Western Oklahoma, the Texas panhandle and Southern Kansas.

Southwest Gas Corporation

On January 18, 2000, the Company received a letter from Michael O. Maffie, President and Chief Executive Officer of Southwest, taking the position that the Company had breached the merger agreement entered into between the Company and Southwest and demanding that the breach be cured.

On January 20, 2000, the Board of Directors of the Company voted unanimously to terminate the merger agreement in accordance with the terms of the merger agreement. On January 21, 2000, a letter was sent to Southwest denying that the Company was in breach of the merger agreement and advising Southwest of the Company's election to terminate the merger agreement.

On the same date, the Company filed a complaint in Federal District Court in Tulsa, Oklahoma asking the court to declare that under the terms of the merger agreement, the Company has properly terminated the merger agreement. On the same date, the Company advised the Arizona Corporation Commission (ACC) of the termination of the merger agreement and gave notice the Company withdrew the Application asking for authorization to implement the merger agreement. On January 25, 2000, Southwest filed an objection that the Company could not unilaterally withdraw a joint application. On February 4, 2000, the Hearing Officer granted the withdrawal and closed the docket.

On January 24, 2000, in reaction to the notice of termination of the merger agreement, Southwest filed a complaint against the Company and Southern Union in the United States District Court in Arizona. In the complaint, Southwest alleges, among other things, that the Company failed to disclose to Southwest that the Company had purportedly participated in improper lobbying efforts allegedly involving a state regulatory official for the purpose of influencing state utility regulators to oppose Southern Union's attempt to acquire Southwest and inducing Southwest to enter into the merger agreement with the Company instead of accepting Southern Union's acquisition proposal. The complaint also alleges that the Company failed to use commercially reasonable efforts to obtain all necessary governmental authorization for the planned merger with Southwest by failing to remedy alleged improper conduct and by failing to make truthful disclosure of such purportedly improper lobbying and relationships to the ACC. The complaint further alleges that, because of the Company's alleged breach of the merger agreement, the Company was contractually unable to terminate the merger agreement and that the Company's notice of termination of the agreement was therefore wrongful. The complaint uses these allegations as a basis for causes of action for fraud in the inducement, fraud, breach of contract, breach of implied covenant of good faith and fair dealing, and declaratory relief. Southwest seeks actual, consequential, incidental and punitive damages in an amount in excess of $75,000 and a declaration that the Company has breached the merger agreement.

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

It is anticipated that Southern Union and Southwest will continue their litigation against the Company (see discussions under "Legal Proceedings"). If any of the plaintiffs should be successful in any of their claims against the Company and substantial damages are awarded, it could have a material adverse effect on the Company's operations, cash flow and financial position. The Company intends to vigorously defend against the claims asserted by Southern Union and Southwest and all other matters relating to the now terminated merger with Southwest. The Company charged $6.8 million of previously deferred transaction and ongoing litigation costs to Other Income and Expense during the first quarter of 2000.


B.   Results of Operations

Consolidated Operations

The Company is a diversified energy company whose objective has been to maximize value for shareholders by vertically integrating its business operations from the wellhead to the burner tip. This strategy has focused on acquiring assets that provide synergistic trading and marketing opportunities all along the natural gas energy chain. Products and services are provided to its customers through the following segments:

  .    Marketing
  .    Gathering and Processing
  .    Transportation and Storage
  .    Distribution
  .    Production
  .    Other

                                                                        Three Months Ended
                                                                             March  31,
          -----------------------------------------------------------------------------------
                                                                        2000          1999
          -----------------------------------------------------------------------------------
                                                                      (Thousands of Dollars)
          Financial Results
          Operating revenues                                         $  823,949    $  547,171
             Cost of gas                                                558,296       331,071
          -----------------------------------------------------------------------------------
          Net revenue                                                   265,653       216,100
          Operating costs                                               124,269        71,546
          Depreciation, depletion, and amortization                      34,327        32,092
          -----------------------------------------------------------------------------------
             Operating income                                        $  107,057    $  112,462
          ===================================================================================

          Other income and expenses, net                             $   14,281    $        -
          ===================================================================================

          Cumulative effect of a change in accounting principle      $    3,449    $        -
          Income tax                                                      1,334             -
          -----------------------------------------------------------------------------------
          Cumulative effect of a change in accounting principle,
           net of tax                                                $    2,115    $        -
          ===================================================================================

Operating results continue to be strong. The growth of the Marketing and Gathering and Processing segments partially offset the effect of the warmer than normal weather on the Distribution segment. Use of derivative instruments for the 1999/2000 heating season reduced the volatility created by weather variances. These derivative instruments resulted in revenue which offset nearly half of the $12.6 million margin variances caused by weather. This revenue was recorded in the Other segment.

The cumulative effect of the Company adopting EITF 98-10 was a gain of $2.1 million, net of tax, at January 1, 2000. For the three months ended March 31, 2000, the Company had a mark-to-market loss of $2.7 million which reduced net revenues. See Marketing, page 15.

The $26.7 million gain on the sale of the Company's interest in the Indian Basin Gas Processing Plant is included in Other Income and Expenses for the three month period ended March 31, 2000. Other nonoperating costs include a contribution to the ONEOK Foundation of $5.0 million and the $6.8 million write off of previously deferred transaction and ongoing litigation costs associated with the terminated acquisition of Southwest.

Although some higher interest rate debt was refinanced at a lower interest rate during 1999, increased borrowing, primarily due to acquisitions, resulted in increased interest expense.

A stock buyback plan also contributed to the increase in earnings per share.

Marketing

                                                                                  Three Months Ended
                                                                                       March  31,
                                                                                  2000          1999
          ----------------------------------------------------------------------------------------------
                                                                                (Thousands of Dollars)
          Financial Results
          Gas sales                                                             $  448,639    $  189,095
          Cost of gas                                                              433,030       178,089
          ----------------------------------------------------------------------------------------------
             Gross margin on gas sales                                              15,609        11,006
          Other revenues                                                               201            91
          ----------------------------------------------------------------------------------------------
             Net revenues                                                           15,810        11,097
          Operating costs                                                            2,539         2,016
          Depreciation, depletion, and amortization                                    191           151
          ----------------------------------------------------------------------------------------------
             Operating income                                                   $   13,080    $    8,930
          ==============================================================================================

          Cumulative effect of a change in accounting principle, before tax     $    3,449    $        -
          ==============================================================================================
                                                                                  Three Months Ended
                                                                                       March  31,
                                                                                  2000          1999
          ----------------------------------------------------------------------------------------------
          Operating Information
          Natural gas volumes (MMcf)                                               170,614        98,073
          Capital expenditures, including acquisitions (Thousands)              $    9,500    $      139
          Total assets (Thousands)                                              $  332,391    $  131,607
          ----------------------------------------------------------------------------------------------

With the completion of the acquisition of KMI's marketing and trading operation in April 2000, the Company's marketing operation purchases, stores and markets natural gas at both the retail and wholesale level in 25 states. The Company continues to develop new market areas by arbitraging storage in the day trading market rather than focusing on the baseload market. Expanding its midcontinent presence, the Marketing segment increased it sales volumes by 74% in the three months ended March 31, 2000 compared to the same period one year ago and increased storage capacity in both the Permian/Waha region of the United States and along the Gulf Coast and Texas intrastates. The Company now leases from others, including affiliates, more than 50 Bcf of storage capacity which gives direct access to the west coast and Texas intrastate markets. Gross Margins on Gas Sales continued to be enhanced with the increase in storage capacity and optionality.

Trading of electricity at market-based wholesale rates has begun but has had minimal impact on operations to date. The increase in capital expenditures for the three month period is related to the 300-megawatt gas-fired electric generating plant to be constructed in Logan County, Oklahoma. The plant is expected to be in service in June, 2001. The Company has signed a definitive agreement with a third party for a 15-year contract providing for the purchase of about 25 percent of the plant's generating capacity.

Effective January 1, 2000, the Company adopted EITF 98-10. EITF 98-10 requires entities involved in energy trading activities to record energy trading contracts using the mark-to-market method of accounting. Under this methodology, the energy trading contracts with third parties are adjusted to market value and the resulting net gains and losses are recognized in current period gross margins. For the three months ended March 31, 2000, the Company recorded a mark-to-market loss of $2.7 million. The cumulative effect at January 1, 2000 of adopting EITF 98-10 was a gain of $3.4 million, $2.1 million net of tax, or $0.04 per diluted share of common stock. In prior years, these contracts were accounted for under the accrual method of accounting, therefore, gains and losses were recognized as the contracts settled. The net effect on net income for the cumulative effect and the current period loss is a net $0.7 million gain.

Gathering and Processing

                                                                                  Three Months Ended
                                                                                       March  31,
          ----------------------------------------------------------------------------------------------
                                                                                  2000          1999
          ----------------------------------------------------------------------------------------------
                                                                                (Thousands of Dollars)
          Financial Results
          Natural gas liquids and condensate sales                             $    35,925     $  6,307
          Gas sales                                                                 25,938        2,932
          Gathering, compression  and dehydration revenues                           5,116            -
          Other revenues                                                             1,466         (135)
          ---------------------------------------------------------------------------------------------
             Total revenues                                                         68,445        9,104
          Cost of sales                                                             52,405        5,789
          ---------------------------------------------------------------------------------------------
             Gross margin                                                           16,040        3,315
          Operating costs                                                            6,527        1,531
          Depreciation, depletion, and amortization                                  2,289          359
          ---------------------------------------------------------------------------------------------
             Operating income                                                  $     7,224     $  1,425
          =============================================================================================

          Other income and expenses, net                                       $    26,585     $      -
          =============================================================================================

Revenues increased for the three month period ended March 31, 2000 compared to the same period one year ago as a result of the acquisition of gathering and processing assets in April, 1999. Operating costs and depreciation also increased due to the additional assets and the cost of operating those assets. Average NGL price per gallon increased as prices continued to experience an upward correction from the abnormally low prices prevalent throughout much of 1998 and early 1999. The Company uses derivative instruments to reduce the volatility in prices.

In March 2000, the Company completed the sale of its 42.4 percent interest in the Indian Basin Gas Processing Plant and gathering system for $55 million to El Paso Field Services Company, a business unit of El Paso Energy Corporation. The Company acquired most of its interest in the plant, located in Eddy County, New Mexico, when it acquired the natural gas properties of Western. The gain on this sale is shown in Other Income and Expenses.

                                                                                  Three Months Ended
                                                                                       March  31,
                                                                                  2000          1999
          ----------------------------------------------------------------------------------------------
          Operating Information
          Average NGL's price ($/Gal)                                          $   0.352       $   0.212
          Average gas price ($/Mcf)                                            $    2.27       $    1.85
          Capital expenditures, including acquisitions (Thousands)             $ 303,331       $     788
          Total assets (Thousands)                                             $ 624,524       $  42,558
          Total gas gathered (Mcf/D)                                             513,233         131,351
          Total gas processed (Mcf/D)                                            409,809         119,410
          Natural gas liquids sales (MGal)                                       101,948          29,739
          Gas sales (MMMbtu)                                                      11,448           1,586
          Natural Gas Liquids by Component (%)
             Ethane                                                                   50              49
             Propane                                                                  26              25
             Iso butane                                                                4               3
             Normal butane                                                             9              10
             Natural gasoline                                                         11              13
          ----------------------------------------------------------------------------------------------

In March 2000, the Company completed the acquisition of eight gas processing plants and interests in two other gas processing plants from Dynegy, Inc. (Dynegy). The current throughput of the assets is approximately 240 million cubic feet per day with an approximate capacity of 375 million cubic feet per day. Production of natural gas liquids from the assets averages 25,000 barrels per day, a 230 percent increase in the Company's existing production.

In April 2000, the Company completed the acquisition of natural gas gathering and processing assets located in Oklahoma, Kansas and West Texas from Kinder Morgan, Inc. (KMI). This acquisition includes gathering systems and six gas processing plants with capacity of 1.26 billion cubic feet per day.

Transportation and Storage

The transportation and storage segment represents our intrastate transmission pipelines and natural gas storage facilities. The Company has five storage facilities in Oklahoma and two in Kansas with a combined working capacity of 48 bcf.

                                                                                  Three Months Ended
                                                                                       March  31,
                                                                                  2000          1999
          ----------------------------------------------------------------------------------------------
                                                                                (Thousands of Dollars)
           Financial Results
           Transportation revenues                                             $   14,890      $  18,097
           Storage revenues                                                         7,786          6,387
           Other revenues                                                           6,746          2,180
          ----------------------------------------------------------------------------------------------
              Net revenues                                                         29,422         26,664
          Operating costs                                                          11,419          6,748
          Depreciation, depletion, and amortization                                 4,193          3,415
          ----------------------------------------------------------------------------------------------
             Operating income                                                  $   13,810      $  16,501
          ==============================================================================================
                                                                                  Three Months Ended
                                                                                       March  31,
                                                                                  2000          1999
          ----------------------------------------------------------------------------------------------
          Operating Information
          Volumes transported (MMcf)                                              113,422        104,928
          Capital expenditures, including acquisitions
           (Thousands)                                                         $   12,657      $   6,267
          Total assets (Thousands)                                             $  407,322      $ 431,489
          ----------------------------------------------------------------------------------------------

A decrease in transportation rates for an affiliate decreased transportation revenues despite the increase in volumes transported for the three months ended March 31, 2000 compared to the same period one year ago. As part of the unbundling and deregulation process, the Company's gathering and storage assets and services in Oklahoma were removed from utility regulation effective November 1, 1999. These gathering and storage assets of $325.0 million which include current gas in storage were removed from rate base. The Company is now in a position to compete for business at market-based rates and is aggressively seeking new business. Its strategy to increase its storage utilization through greater injection and withdrawal capabilities has resulted in increased storage revenues and increased other revenues, primarily retained fuel, as well as increased compressor fuel expense for the three months ended March 31, 2000, compared to the same period one year ago.

Acquisitions of transmission pipelines and storage fields from Dynegy and KMI were completed in March and April 2000, respectively. The acquisitions increase transportation capacity by 300 percent, miles of transmission pipelines by 95 percent, and Company-owned storage capacity by 23 percent.

The Company has negotiated a joint stipulation in the rate case with the OCC staff and other parties. The Administrative Law Judges have recommended OCC approval. If approved by the OCC, the stipulation separates the distribution assets of ONG and the transmission and storage assets of ONEOK Gas Transportation, L.L.C., and related affiliates into two separate public utilities, adjusts for the removal of the gathering and storage assets no longer collected in base rates and allows for the approval of a contract between the Transportation and Storage segment and the affiliated Distribution segment for transportation and storage services.

Distribution

The Distribution segment provides natural gas distribution services in Oklahoma and Kansas. The Company's operations in Oklahoma are primarily conducted through ONG which serves residential, commercial, and industrial customers and leases pipeline capacity. The Company's operations in Kansas are conducted through KGS which serves residential, commercial, and industrial customers. KGS also conducts regulated gas distribution operations in northeastern Oklahoma. The Distribution segment serves about 80 percent of Oklahoma and about 67 percent of Kansas. ONG is subject to regulatory oversight by the OCC. KGS is subject to regulatory oversight by the KCC and the OCC.

                                                                                  Three Months Ended
                                                                                       March  31,
          ----------------------------------------------------------------------------------------------
                                                                                  2000          1999
          ----------------------------------------------------------------------------------------------
                                                                                (Thousands of Dollars)
          Financial Results
          Gas sales                                                            $  357,690    $  342,926
          Cost of gas                                                             239,959       210,166
          ---------------------------------------------------------------------------------------------
             Gross margin on gas sales                                            117,731       132,760
          PCL and ECT revenues                                                     18,851        18,085
          Other revenues                                                            4,081         4,400
          ---------------------------------------------------------------------------------------------
             Net revenues                                                         140,663       155,245
          Operating costs                                                          54,986        55,384
          Depreciation, depletion, and amortization                                18,571        19,858
          ---------------------------------------------------------------------------------------------
             Operating income                                                  $   67,106    $   80,003
          =============================================================================================

Revenues and gross margin for the three months ended March 31, 2000 decreased as a result of warmer than normal weather primarily in Kansas, the interim rate reduction in Oklahoma and the impact of unbundling which removed the Oklahoma gathering and storage assets from rate base discussed below.

The Oklahoma gathering and storage assets operated in connection with ONG were removed from utility regulation effective November 1, 1999. These assets are now included in the Transportation and Storage segment where they are being utilized in the competitive marketplace. A one-time interim rate reduction began September 1, 1999 for residential customers in Oklahoma. The net effect of these actions and the reduction of transportation costs due to unbundling was a reduction in margin of $7.2 million for the quarter ended March 31, 2000.

The Distribution segment continues its strategy of increased operational efficiency while maintaining quality customer service, resulting in reductions in labor expenses and other operating efficiencies.

The Company has negotiated a joint stipulation in the rate case with the OCC staff and other parties. The Administrative Law Judges have recommended OCC approval. If approved by the OCC, the stipulation provides for a $20 million net revenue reduction in rates which will be offset by an annual reduction in depreciation expense of $11.4 million. The joint stipulation transfers KGS's Oklahoma assets and customers to ONG, separates the distribution assets of ONG and the transmission and storage assets of ONEOK Gas Transportation, L.L.C., and related affiliates into two separate public utilities, adjusts for the removal of the gathering and storage assets no longer collected in base rates and provides for the recovery of gas purchase operations and maintenance expenses and line losses through a rider rather than base rates. Additionally, the joint stipulation allows for the approval of a contract between the Distribution segment and the affiliated Transportation and Storage segment for transportation and storage services.

                                                                                Three Months Ended
                                                                                    March  31,
                                                                                2000           1999
          ------------------------------------------------------------------------------------------
          Gross Margin per Mcf
          Oklahoma
             Residential                                                       $2.02           $2.11
             Commercial                                                        $2.13           $2.13
             Industrial                                                        $1.30           $1.29
             Pipeline capacity leases                                          $0.27           $0.26
          Kansas
             Residential                                                       $1.93           $1.94
             Commercial                                                        $1.64           $1.62
             Industrial                                                        $1.75           $1.88
             End-use customer transportation                                   $0.67           $0.58
          ------------------------------------------------------------------------------------------
                                                                                Three Months Ended
                                                                                    March  31,
                                                                                2000           1999
          ------------------------------------------------------------------------------------------
          Operating Information
          Number of customers                                               1,442,457      1,428,222
          Capital expenditures, including
           acquisitions (Thousands)                                       $    26,374   $     21,966
          Total assets (Thousands)                                        $ 1,761,383   $  1,776,019
          Customers per employee                                                  553            533
          ------------------------------------------------------------------------------------------
                                                                                Three Months Ended
                                                                                    March  31,
                                                                                2000           1999
          ------------------------------------------------------------------------------------------
          Volumes (MMcf)
          Gas sales
             Residential                                                       51,389         54,305
             Commercial                                                        18,808         20,911
             Industrial                                                         2,082          2,141
          ------------------------------------------------------------------------------------------
                 Total volumes sold                                            72,279         77,357
          PCL and ECT                                                          51,903         55,111
          ------------------------------------------------------------------------------------------
                 Total volumes delivered                                      124,182        132,468
          ==========================================================================================

Certain costs to be recovered through the rate making process have been recorded as regulatory assets in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). As the Company continues to unbundle its services, certain of these assets may no longer meet the criteria of a regulatory asset, and accordingly, a write-off of regulatory assets and stranded costs may be required. The Company does not anticipate these costs to be significant.

Production

                                                                                Three Months Ended
                                                                                    March  31,
                                                                                2000           1999
          ------------------------------------------------------------------------------------------
                                                                             (Thousands of Dollars)
          Financial Results
          Natural gas sales                                               $    16,176      $  16,408
          Oil sales                                                             2,412          1,289
          Other revenues                                                        1,250          1,606
          ------------------------------------------------------------------------------------------
             Net revenues                                                      19,838         19,303
          Operating costs                                                       5,646          4,991
          Depreciation, depletion, and amortization                             8,462          8,487
          ------------------------------------------------------------------------------------------
             Operating income                                             $     5,730      $   5,825
          ==========================================================================================

          Other income and expenses, net                                  $       167      $       -
          ==========================================================================================

The increase in oil and gas prices was partially offset by the decrease in gas volumes. Volumes are down due to normal production declines. This normal decline would normally be offset by exploitation of drilling prospects. However, drilling projects were delayed due to low product prices in early 1999.

                                                                                Three Months Ended
                                                                                    March  31,
                                                                                2000           1999
          ------------------------------------------------------------------------------------------
          Operating Information
          Proved reserves
             Gas (MMcf)                                                     249,871          226,048
             Oil (MBbls)                                                      4,075            3,687
          Production
             Gas (MMcf)                                                       6,975            7,645
             Oil (MBbls)                                                        128              123
          Average price
             Gas (Mcf)                                                    $    2.32        $    2.15
             Oil (Bbls)                                                   $   18.82        $   10.49
          Capital expenditures, including acquisitions
           (Thousands)                                                    $   9,364        $  47,482
          Total assets (Thousands)                                        $ 354,947        $ 363,436
          ------------------------------------------------------------------------------------------

B.   Financial Flexibility and Liquidity

The Company's capitalization structure is 46 percent equity and 54 percent debt (including short-term debt) at March 31, 2000, compared to 48 percent equity and 52 percent debt at December 31, 1999. Cash provided by operating activities continues as the primary source for meeting day-to-day cash requirements. However, due to seasonal fluctuations, acquisitions, and additional capital requirements, the Company accesses funds through commercial paper, short-term credit agreements and, if necessary, through long-term borrowing.

Operating cash flows for the quarter as compared to the same period one year ago are higher primarily because of the fluctuations in working capital associated with the Marketing segment and the increase in gas costs recovered from customers. Competition continues to increase in all segments of the Company's business. The loss of major customers without recoupment of those revenues and negative effects of weather are among the events which could have a material adverse effect on the Company's financial condition. However, rates in the Distribution segment are structured to reduce the Company's risk in serving its large customers. Other strategies, such as the use of derivative instruments to offset the effect of weather variances, and aggressive negotiations with potential new customers are expected to reduce other risks to the Company.

Capital expenditures, including acquisitions, totaled $362.7 million for the quarter ended March 31, 2000. This included $9.5 million for construction of an electric generating plant and $305.5 million for assets purchased from Dynegy. For the same period one year ago, capital expenditures, including acquisitions, totaled $77.1 million including $44.0 million for the purchase of production assets.

At March 31, 2000, $1.1 billion of long-term debt was outstanding. As of that date, the Company could have issued $660.7 million of additional long-term debt under the most restrictive provisions contained in its various borrowing agreements.

In March 2000, the Company issued $350 million of long-term debt to refinance short term debt.

In March 2000, the Company entered into a $200 million Revolving Credit Facility with Bank of America, N.A. and other financial institutions with a maturity date of June 30, 2000. This credit facility is in addition to the previously existing $600 million Revolving Credit Facility dated July 2, 1999 with a maturity date of June 30, 2000. At March 31, 2000, $255 million was outstanding under these two facilities.

In April 2000, the Company issued $240 million of two-year floating-rate notes. The interest rate for the notes will reset quarterly at a 0.65 percent spread over the three month LIBOR.

On April 20, 2000, the Board of Directors of the Company renewed the authorized stock buyback plan for up to 15 percent of its capital stock for an additional year. The program authorizes the Company to make purchases of its common stock on the open market with the timing and terms of purchases and the number of shares purchased to be determined by management based on market conditions and other factors. Purchases began in May 1999. Through March 31, 2000, 2,562,958 shares had been purchased. The purchased shares are held in treasury and are available for general corporate purposes, funding of stock-based compensation plans, resale, or retirement. Through March 31, 2000, shares reissued for compensation and benefit plans totaled 156,849. Purchases are financed with short-term debt. The Company believes that internally generated funds and access to financial markets will be sufficient to meet its normal debt services, dividend requirements, and capital expenditures.

C.   New Accounting  Pronouncements

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

To minimize the impact of weather on operations, the Company is using weather derivative swaps to manage the risk of fluctuations in heating degree days (HDD) during the 1999/2000 heating season.

The Company's regulated distribution operations are exposed to market risk in the normal course of business operations due to the impact of fluctuations on gas sales resulting from weather as measured by HDD. Market risk refers to the risk of loss in cash flows and future earnings arising from adverse fluctuation in gross margins on gas sales.

Under the weather derivative swap agreements, the Company receives a fixed payment per degree day below the contracted normal HDD and pays a fixed amount per degree day above the contracted normal HDD. The swaps also contain a contract cap that limits the amount either party is required to pay. There are no HDD swaps outstanding at March 31, 2000.

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

Most of the Company's long-term debt is fixed-rate and, therefore, does not expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates. The Company has entered into an interest rate swap on $300 million in long-term debt. The rate resets semiannually based on the six-month LIBOR at the reset date. In April 2000, the Company issued $240 million of two-year floating-rate notes. The interest rate for the notes will be reset quarterly at a 0.65 percent spread over the three month LIBOR.

Value-at-Risk Disclosure of Market Risk - The estimation of potential losses that could arise from changes in market conditions is typically accomplished through the use of statistical models that seek to predict risk of loss based on historical price and volatility patterns. The value-at-risk (VAR) measurement used by the Company is based on J.P. Morgan's RiskMetrics/TM/ model, which measures recent volatility and correlation in the price of natural gas and oil, pulls through current price levels and net deltas, and applies estimates made by management regarding the time required to liquidate positions and the degree of confidence placed in the accuracy of the volatility and correlation estimates. The Company's VAR calculation presents a comprehensive market risk disclosure by combining its commodity derivative portfolio used to hedge price and basis risk together with the current portfolio of firm physical purchase and sale contracts and nonutility gas-in-storage inventory. At March 31, 2000, the Company's estimated potential one-day favorable or unfavorable impact on future earnings, as measured by the VAR, using a 95 percent confidence level, diversified correlation and assuming three days to liquidate positions is immaterial.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

United States ex rel. Jack J. Grynberg v. ONEOK, Inc., ONEOK Resources Company, and Oklahoma Natural Gas Company, (CTN-8), No. CIV-97-1006-R (Judge Russell), in the United States District Court for the Western District of Oklahoma. On September 24, 1999, a hearing on the motion to transfer and consolidate actions before a single district court was held. An order was issued on October 20, 1999, transferring all the actions to the federal district court in Wyoming for pretrial proceedings under multidistrict litigation procedures. The Company and most other defendants filed motions to dismiss the case in early December. This motion was heard on March 14, 2000 and the Court has not yet issued its ruling.

ONEOK, Inc. v. Southern Union Company, No. 99-CV-0345-H(M), United States District Court for the Northern District of Oklahoma; on appeal of preliminary injunction, United States Court of Appeals for the Tenth Circuit, Case Number 99-5103. The case is now in the discovery stage. Oral argument on the appeal of the preliminary injunction occurred on March 8, 2000; the Court of Appeals remanded the matter to District Court for certain determinations related to ONEOK's argument that the appeal is moot.

Southern Union Company v. Southwest Gas Corporation, et al., No. CIV 99 1294 PHX ROS, United States District Court for the District of Arizona. The Company and the other defendants filed motions to dismiss the amended complaint on December 6, 1999. The motions are to be heard by the Court on June 30, 2000.

In the Matter of the Application of Southwest Gas Corporation and ONEOK, Inc. for an Order Authorizing Implementation of the Agreement and Plan of Merger dated December 14, 1998, Docket Nos. G-01551A-99-0112 and G-03713A-99-0112,
before the Arizona Corporation Commission. The Company has withdrawn its Application and the docket has been closed.

ONEOK, Inc. v. Southwest Gas Corporation, No. 00CV 063H (E). United States District Court for the Northern District of Oklahoma. On January 21, 2000, the Company filed a complaint in Federal District Court in Tulsa, Oklahoma asking the Court to declare that under the terms of the Agreement and Plan of Merger, the Company has properly terminated the Agreement. This case is in the preliminary stages of motion practice concerning venue of this case and the related case pending in the U. S. District Court for the District of Arizona.

Southwest Gas Corporation v. ONEOK, Inc., CIV 119 PHX VAM, United States District Court for the District of Arizona. This case is in the preliminary stages of motion practice concerning venue of this case and the related case pending in the U.S. District Court for the Northern District of Oklahoma.

Joint Application of Oklahoma Natural Gas Company, a Division of ONEOK, Inc., ONEOK Gas Transportation Company, a Division of ONEOK, Inc., and Kansas Gas Service Company, a Division of ONEOK, Inc., for Approval of Their Unbundling Plan for Natural Gas Services Upstream of the City Gates or Aggregation Points, Cause PUD No. 980000177 before the Oklahoma Corporation Commission. On November 5, 1999, the Commission Staff filed a response to the Company's motion and a motion to dismiss the appeal as moot and the Attorney General filed a motion to dismiss on November 12, 1999. The Company filed a response to the motions to dismiss on November 29, 1999. On December 13, 1999, the Court issued an order denying an extension of the stay and the motions to dismiss and directed the parties to file briefs. The Company filed its reply brief on January 27, 2000. The case has been assigned to the Tulsa Division of the Oklahoma Court of Civil Appeals. No decision has been reached by the Court of Civil Appeals.

Application of Ernest G. Johnson, Director of the Public Utility Division, Oklahoma Corporation Commission, to Review the Rates, Charges, Services and Service Terms of Oklahoma Natural Gas Company, a division of ONEOK, Inc., and All Affiliated Companies and Any Affiliate or Nonaffiliate Transaction Relevant to Such Inquiry, Cause PUD No. 980000683, Oklahoma Corporation Commission. The parties executed a Joint Stipulation, that provides for a $20 million net revenue reduction in rates which will be offset by an annual reduction in depreciation expense of $11.4 million. The joint stipulation transfers the Oklahoma assets and customers of Kansas Gas Service Company Division (KGS) to Oklahoma Natural Gas Company Division (ONG), separates the distribution assets of ONG and the transmission and storage assets of ONEOK Gas Transportation, L.L.C., and related affiliates into two separate public utilities, adjusts for the removal of the gathering and storage assets no longer collected in base rates and provides for the recovery of gas purchase operations and maintenance expenses and line losses through a rider rather than base rates. Additionally, the joint stipulation allows for the approval of a contract between the Distribution segment and the affiliated Transportation and Storage segment for transportation and storage services. The Administrative Law Judges issued a Report on April 24, 2000 recommending approval of the Stipulation. A commission order remains pending.

Gaetan Lavalla, Derivatively on Behalf of Nominal Defendant ONEOK, Inc. v. Larry
W. Brummett, et al., District Court of Tulsa County, No. CJ-2000-598 and Hayward Lane, Derivatively on Behalf of Nominal Defendant ONEOK, Inc. v. Larry W. Brummett, et al., District Court of Tulsa County, No. CJ-2000-593. Neither the Company nor the other defendants has yet been served with process in these cases.

Chesapeake Panhandle Limited Partnership, an Oklahoma Limited Partnership, and Chesapeake Energy Marketing, Inc., an Oklahoma corporation v. Kinder Morgan, Inc., a Kansas corporation, formerly known as KN Energy, Inc.; MidCon Gas Products Corp., a Delaware corporation; MidCon Gas Services Corp., a Delaware corporation; Natural Gas Pipeline Company of America, a Delaware corporation, U.S.D.C., Western District of Oklahoma, Case No. CIV-00-397L; This case was filed on February 25, 2000, amended on April 5, 2000, by Chesapeake Group premised on a certain Gas Sales and Purchase Agreement providing for the purchase, sale and gathering of gas from certain oil and gas wells. Chesapeake alleges that because Defendants failed and refused to renegotiate in good faith certain contract provisions provided under the Subject Agreement, a breach has occurred and the Agreement is thus unenforceable. Chesapeake brings claims for relief for breach of contract asserting (1) anticipatory repudiation and (2) breach of implied covenant of good faith and fair dealing, and further seeks declaratory judgment. Chesapeake seeks the jurisdictional amount of in excess of $75,000. One of the Defendants is a corporation recently purchased by the Company from Kinder Morgan, Inc. The case is still in the initial pleading stages.

For additional information regarding the above matters, see the Company's Form 10-K for the period ending August 31, 1999 and the Company's Form 10-Q for the Transition Period ending December 31, 1999.

Item 4.   Submission of Matters to Vote of Security Holders

(A)       Date of Annual Meeting

          April 20, 2000

(B)       Directors Elected                       Directors Continuing

          Edwyna G. Anderson                      William M. Bell

          William L. Ford                         Larry W. Brummett

          Bert H. Mackie                          Douglas R. Cummings

          Gary D. Parker                          Howard R. Fricke

                                                  David L. Kyle

                                                  Douglas T. Lake

                                                  Douglas Ann Newsom

                                                  J. D. Scott

(C)  Matters Voted Upon                                       Votes
                                                --------------------------------
                                                    For      Against    Abstain
     Approval of 1,400,000
     Common Shares of Stock
     for the ONEOK, Inc.
     Employee Stock Purchase Plan               24,089,638  1,503,759   316,384

     Appointment of KPMG LLP as principal
     independent auditor                        25,466,538    163,862   279,379

     Election of Directors                          For                Withheld

     Edwyna G. Anderson                         25,481,827              427,952

     William L. Ford                            25,531,022              378,757

     Bert H. Mackie                             25,524,420              385,359

     Gary D. Parker                             25,443,418              466,361

Item 6.   Exhibits and Reports on Form 8-K

(A)       Exhibits Incorporated by Reference

          Certificate of Incorporation of the Company, filed May 16, 1997 (Incorporated by reference from Exhibit 3.1 to Amendment No. 3 to the Company's Registration Statement on Form S-4 filed August 6, 1997).

          Certificate of Merger of the Company filed November 26, 1997 (Incorporated by reference from Exhibit (1)(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998).

          Amendment to Certificate of Incorporation of ONEOK, Inc., filed January 16, 1998 (Incorporated by reference from Exhibit (1)(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31,
          1998).

          By-laws of ONEOK, Inc., as amended (Incorporated by reference from Exhibit (3)(d) to the Compnay's Annual Report on Form 10-K for the year ended August 31, 1999.

          Sixth Supplemental Indenture dated March 1, 2000, between the Company and Chase Bank of Texas, National Association, incorporated by reference from Registration Statement on Form S-4 filed March 13, 2000.

          Registration Rights Agreement dated March 1, 2000 among the Company and the Initial Purchasers described therein, incorporated by reference from Registration Statement on Form S-4 filed March 13, 2000.

          Seventh Supplemental Indenture dated April 24, 2000, between the Company and Chase Bank of Texas, National Association, incorporated by reference from Form 8-K dated April 24, 2000

(B)       Reports on Form 8-K

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

          February 9, 2000 - Announced that the Company had purchased the natural gas gathering and processing businesses, marketing and trading business, and storage and transmission pipelines from Kinder Morgan, Inc.

          February 22, 2000 - Reported a conference call with financial analysts to discuss two recently announced acquisitions.

          March 21, 2000 - Announced that the Company had entered into an agreement to sell its interest in the Indian Basin Gas Processing Plant and gathering system.

          March 28, 2000 - Announced the closing of the acquisition of midstream assets from Dynegy, Inc.

          April 4, 2000 - ONEOK, Inc. signed a short-term credit agreement with Bank of America.

          April 4, 2000 - Announced the closing of the sale of the Company's interest in the Indian Basin Gas Processing Plant and gathering system to El Paso Field Services Company.

          April 6 - 2000 - Announced the closing of the previously announced acquisition of natural gas gathering and processing businesses of Kinder Morgan, Inc.

          April 24, 2000 - Announced the consummation of an underwritten public offering of $240,000,000 aggregate principal amount of the Company's floating rate notes due April 24, 2002.

                                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of May 2000.

                                ONEOK, Inc.
                                Registrant


                                By:   /s/ Jim Kneale
                                     ----------------------------------------
                                     Jim Kneale
                                     Vice President, Chief Financial Officer,
                                     and Treasurer (Principal Financial Officer)