Form 10-Q
period 2000-06-30
ONEOK INC /NEW/
filed 2000-08-14
CIK 1039684

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000.


                                      OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
                 For the transition period from __________ to


                      Commission file number   001-13643


                                  ONEOK, Inc.
            (Exact name of registrant as specified in its charter)



          Oklahoma                                      73-1520922

(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation of organization)


100 West Fifth Street, Tulsa, OK
(Address of principal executive offices)


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


On June 30, 2000, the Company had 29,200,781 shares of common stock outstanding.

                                  ONEOK, Inc.

                         QUARTERLY REPORT ON FORM 10-Q

Part I.   Financial Information                                         Page No.

          Consolidated Condensed Statements of Income -
          Three and Six Months Ended June 30, 2000 and 1999             3

          Consolidated Condensed Balance Sheets -
          June 30, 2000 and December 31, 1999                           4 - 5

          Consolidated Condensed Statements of Cash Flows -
          Six Months Ended June 30, 2000 and 1999                       6

          Notes to Consolidated Condensed Financial Statements          7 - 14

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 15 - 26

          Quantitative and Qualitative Disclosures about Market Risk    26 - 27

Part II.  Other Information                                             28 - 30

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ONEOK, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                           Three Months Ended                            Six Months Ended
                                                                June 30,                                     June 30,
(Unaudited)                                             2000                 1999                  2000                    1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               (Thousands of  Dollars)

Operating Revenues                                  $ 1,387,130           $ 390,323            $ 2,211,079              $ 937,494
Cost of gas                                           1,020,233             239,194              1,578,529                570,265
-----------------------------------------------------------------------------------------------------------------------------------
Net Revenues                                            366,897             151,129                632,550                367,229
-----------------------------------------------------------------------------------------------------------------------------------
Operating Expenses
Operations and maintenance                              239,988              79,793                352,018                141,041
Depreciation, depletion, and amortization                37,161              34,168                 71,488                 66,260
General taxes                                            12,116               9,953                 24,355                 20,251
-----------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                289,265             123,914                447,861                227,552
-----------------------------------------------------------------------------------------------------------------------------------
Operating Income                                         77,632              27,215                184,689                139,677
-----------------------------------------------------------------------------------------------------------------------------------
Other income and (expenses)                              (2,517)                  -                 11,764                      -
Interest expense                                         28,343              14,337                 50,328                 26,919
Income taxes                                             19,610               3,397                 58,056                 42,827
-----------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of a change in           27,162               9,481                 88,069                 69,931
    accounting principle
Cumulative effect of a change in
    accounting principle, net of tax (Note J)                 -                   -                  2,115                      -
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                               27,162               9,481                 90,184                 69,931
Preferred Stock Dividends                                 9,275               9,307                 18,550                 18,631
-----------------------------------------------------------------------------------------------------------------------------------
Income Available for Common Stock                    $   17,887           $     174            $    71,634              $  51,300
===================================================================================================================================
Earnings Per Share of Common Stock (Note F)
    Basic                                            $     0.61           $    0.01            $      2.45              $    1.62
===================================================================================================================================
    Diluted                                          $     0.55           $    0.01            $      1.83              $    1.35
===================================================================================================================================
Average Shares of Common Stock (Thousands)
    Basic                                                29,196              31,590                 29,219                 31,609
    Diluted                                              49,146              31,603                 49,167                 51,731

See accompanying notes to consolidated condensed financial statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                      June 30,              December 31,
(Unaudited)                                                                             2000                    1999
-------------------------------------------------------------------------------------------------------------------------
                                                                                         (Thousands of Dollars)
Assets
Current Assets
  Cash and cash equivalents                                                         $    7,137                $       72
  Trade accounts and notes receivable                                                  841,290                   371,313
  Inventories                                                                          161,018                   134,871
  Assets from price risk management activities                                         649,444                         -
  Restricted deposits                                                                   81,839                    40,928
  Other current assets                                                                  46,135                    46,537
-------------------------------------------------------------------------------------------------------------------------
    Total Current Assets                                                             1,786,863                   593,721
-------------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment                                                        3,980,877                 3,143,693
  Accumulated depreciation, depletion, and amortization                              1,061,365                 1,021,915
-------------------------------------------------------------------------------------------------------------------------
    Net Property                                                                     2,919,512                 2,121,778
-------------------------------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets
  Regulatory assets, net (Note D)                                                      257,573                   247,486
  Goodwill                                                                              91,523                    80,743
  Assets from price risk management activities                                         106,259                         -
  Investments and other                                                                210,374                   195,847
-------------------------------------------------------------------------------------------------------------------------
    Total Deferred Charges and Other Assets                                            665,729                   524,076
-------------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                  $5,372,104                $3,239,575
=========================================================================================================================

See accompanying notes to consolidated condensed financial statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
                                                                                    June 30,             December 31,
(Unaudited)                                                                           2000                    1999
----------------------------------------------------------------------------------------------------------------------
                                                                                          (Thousands of Dollars)
Liabilities and Shareholders' Equity
Current Liabilities
  Current maturities of long-term debt                                             $   10,767              $   21,767
  Notes payable                                                                       247,103                 462,242
  Accounts payable                                                                    777,079                 237,653
  Accrued taxes                                                                        36,112                     359
  Accrued interest                                                                     28,643                  16,628
  Liabilities from price risk management activities                                   702,641                       -
  Other                                                                                67,546                  48,064
----------------------------------------------------------------------------------------------------------------------
    Total Current Liabilities                                                       1,869,891                 786,713
----------------------------------------------------------------------------------------------------------------------
Long-term Debt, excluding current maturities                                        1,357,869                 775,074
Deferred Credits and Other Liabilities
  Deferred income taxes                                                               371,394                 348,218
  Liabilities from price risk management activities                                   263,796                       -
  Lease obligation                                                                    124,718                       -
  Other deferred credits                                                              188,801                 178,046
----------------------------------------------------------------------------------------------------------------------
Total Deferred Credits and Other Liabilities                                          948,709                 526,264
----------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                   4,176,469               2,088,051
----------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note G)
Shareholders' Equity
  Convertible Preferred Stock, $0.01 par value:  Series A authorized                      199                     199
    20,000,000 shares; issued and outstanding 19,946,448 shares
  Common stock, $0.01 par value:  authorized 100,000,000 shares; issued                   316                     316
    31,599,305 shares and outstanding 29,200,781and 29,554,623 shares
  Paid in capital (Note I)                                                            894,976                 894,976
  Unearned compensation                                                                (1,577)                 (1,825)
  Retained earnings                                                                   370,815                 317,964
  Treasury stock at cost: 2,398,524 and 2,044,682 shares                              (69,094)                (60,106)
----------------------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                      1,195,635               1,151,524
----------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity                                   $5,372,104              $3,239,575
======================================================================================================================

See accompanying notes to consolidated condensed financial statements.
                                                                                            -                       -

ONEOK, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                          Six Months Ended
                                                              June 30,
(Unaudited)                                                 2000       1999
------------------------------------------------------------------------------
                                                        (Thousands of Dollars)
Operating Activities
  Net income                                            $  90,184  $  69,931
  Depreciation, depletion, and amortization                71,488     66,260
  Gain on sale of assets                                  (27,050)         -
  Net income from equity investments                       (2,801)    (1,262)
  Deferred income taxes                                    13,320     12,921
  Changes in assets and liabilities                        72,192     61,100
----------------------------------------------------------------------------
    Cash Provided by Operating Activities                 217,333    208,950
----------------------------------------------------------------------------
Investing Activities
  Changes in other investments, net                        (6,840)   (62,582)
  Acquisitions, net                                      (460,472)  (296,287)
  Capital expenditures, net of retirements               (110,044)  (105,288)
  Proceeds from sale of property                           60,659          -
----------------------------------------------------------------------------
    Cash Used in Investing Activities                    (516,697)  (464,157)
----------------------------------------------------------------------------
Financing Activities
  (Payment) borrowing of notes payable, net              (215,139)   130,000
  Issuance of debt                                        589,429    199,494
  Payment of debt                                         (21,395)   (17,249)
  Issuance of common stock                                      -      1,381
  Issuance of treasury stock                                1,997          -
  Acquisition of treasury stock                           (11,813)    (5,507)
  Dividends paid                                          (36,650)   (38,262)
----------------------------------------------------------------------------
    Cash Provided by Financing Activities                 306,429    269,857
----------------------------------------------------------------------------
  Change in Cash and Cash Equivalents                       7,065     14,650
  Cash and Cash Equivalents at Beginning of Period             72          -
----------------------------------------------------------------------------
  Cash and Cash Equivalents at End of Period            $   7,137  $  14,650
============================================================================


    See accompanying notes to consolidated condensed financial statements.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)


A.   Change in Fiscal Year End.

In October 1999, the Board of Directors of ONEOK, Inc. (the Company) approved a change in the Company's fiscal year-end from August 31 to December 31 beginning January 1, 2000. The consolidated condensed financial statements for the second quarter and fiscal year to date under the new fiscal year are presented in this Form 10-Q. A transition report was filed on Form 10-Q for the period September 1, 1999, through December 31, 1999.

B.   Summary of Significant Accounting Policies

Interim Reporting. The interim consolidated condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for a twelve-month period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended August 31, 1999.

C.   Significant Events

On April 5, 2000, the Company acquired certain natural gas gathering and processing assets located in Oklahoma, Kansas and West Texas from Kinder Morgan, Inc. (KMI). The Company also acquired KMI's marketing and trading operations, as well as some storage and transmission pipelines in the mid-continent region. The Company paid approximately $109 million for these assets plus an adjustment for working capital of approximately $53 million. The Company also assumed certain liabilities including those related to an operating lease for a processing plant for which the Company established a liability for uneconomic lease obligation terms and some firm capacity lease obligations to third parties for which the Company established a reserve for out-of-market terms of those obligations. The assets and liabilities acquired have been recorded at preliminary fair values. As additional information is obtained, there could be significant adjustments to the purchase price allocation. The acquisition was accounted for as a purchase. The results of operations of this acquisition are included in the consolidated condensed statement of income subsequent to the purchase date.

The table of unaudited pro forma information, set forth below, presents a summary of consolidated results of operations of the Company as if the acquisition of the businesses acquired from KMI had occurred at the beginning of the periods presented. The results do not necessarily reflect the results which would have been obtained if the acquisition had actually occurred on the dates indicated or the results which may be expected in the future.

                                                                       Pro Forma
                                                                   Six months ended
                                                                       June 30,
                                                                2000                 1999
          -----------------------------------------------------------------------------------
                                                                  (Thousands of Dollars)
          Operating revenues                                $ 3,164,888          $ 2,829,571
          Net income                                        $    97,342          $    69,743
          Income available for common shareholders          $    78,792          $    51,112
          Earnings Per Share of Common Stock - Diluted      $      1.98          $      1.35

The Company received a final order (the Order), on May 30, 2000, in the rate case before the Oklahoma Corporation Commission (OCC). The Order provided a $20 million net revenue reduction in rates which will be offset by an annual reduction in depreciation expense of $11.4 million. The Order also transferred the Oklahoma assets and customers of Kansas Gas Service Company Division (KGS) to Oklahoma Natural Gas Company Division (ONG), separated the distribution assets of ONG and the transmission and storage assets of ONEOK Gas Transportation, L.L.C. (OGT), and related affiliates into two separate public utilities, adjusted rates for the removal of the gathering and storage assets no longer collected in base rates and provided for the recovery of gas purchase operations and maintenance expenses and line losses through a rider rather than base rates. Additionally, the Order approved a contract between ONG and OGT and affiliates for transportation and storage services.

In March 2000, the Company completed the sale of its 42.4 percent interest in Indian Basin Gas Processing Plant and gathering system for $55 million.

In March 2000, the Company completed the acquisition of assets located in Oklahoma, Kansas, and the Texas panhandle from Dynegy, Inc. for $305 million in cash which included a $3 million preliminary adjustment for working capital. The working capital adjustment is expected to be finalized in November 2000. The assets include gathering systems, gas processing facilities, and transmission pipelines.

On January 20, 2000, the Board of Directors of the Company voted unanimously to terminate the merger agreement with Southwest Gas Corporation (Southwest) in accordance with ther terms of the merger agreement. The Company charged $9.5 million of previously deferred transaction and ongoing litigation costs to Other income and expense during the first half of 2000.

D.   Regulatory Assets

The following table is a summary of the Company's regulatory assets, net of amortization.

                                                         June 30,      December 31,
                                                           2000            1999
          -------------------------------------------------------------------------
                                                          (Thousands of Dollars)
          Recoupable take-or-pay                        $ 81,849          $ 84,343
          Pension costs                                   17,396            19,487
          Postretirement costs other than pension         63,512            62,207
          Transition costs                                22,500            22,746
          Reacquired debt costs                           23,639            24,068
          Income taxes                                    32,561            23,337
          Other                                           16,116            11,298
          -------------------------------------------------------------------------
               Regulatory assets, net                   $257,573          $247,486
          =========================================================================

E.   Supplemental Cash Flow Information

The following table is supplemental information relative to the Company's cash flows.

                                                                           Six Months Ended
                                                                                June 30,
                                                                          2000           1999
          ---------------------------------------------------------------------------------------
                                                                        (Thousands of Dollars)
          Cash paid during the year
               Interest (including amounts capitalized)               $   35,932      $   22,073
               Income taxes                                           $    3,651      $   52,698
               Acquisitions
                    Plant, property, and equipment                    $  782,970      $  289,931
                    Current assets                                        74,012               -
                    Current liabilities                                  (20,996)              -
                    Goodwill                                              14,459          10,817
                    Leased obligation                                   (139,000)              -
                    Price risk management activities                    (239,660)              -
                    Deferred credits                                     (11,313)              -
                    Deferred income taxes                                      -          (4,461)
          ---------------------------------------------------------------------------------------
                         Cash paid                                    $  460,472      $  296,287
          =======================================================================================

F.   Earnings per Share Information

The following is a reconciliation of the basic and diluted EPS computations.

                                                         Three Months Ended June 30, 2000      Three Months Ended June 30, 1999
                                                                                Per Share                             Per Share
                                                         Income     Shares        Amount       Income     Shares        Amount
                                                        ------------------------------------------------------------------------
                                                                          (Thousands, except per share amounts)
Basic EPS
     Income available for common stock                  $ 17,887     29,196      $ 0.61        $    174     31,590      $ 0.01
                                                                                 ======                                 ======
Effect of Dilutive Securities
     Options                                                   -          4                           -         13
     Convertible preferred stock                           9,275     19,946                           -          -
                                                        --------     ------                    --------     ------
Diluted EPS
     Income available for common stock
       + assumed conversion                             $ 27,162     49,146      $ 0.55        $    174     31,603      $ 0.01
================================================================================================================================

                                                         Six Months Ended June 30, 2000      Three Months Ended June 30, 1999
                                                                                Per Share                             Per Share
                                                         Income     Shares        Amount       Income     Shares        Amount
                                                        ------------------------------------------------------------------------
                                                                          (Thousands, except per share amounts)
Basic EPS
     Income available for common stock                  $ 71,634     29,219      $ 2.45        $ 51,300     31,609      $ 1.62
                                                                                 ======                                 ======
Effect of Dilutive Securities
     Options                                                   -          2                           -         13
     Convertible preferred stock                          18,550     19,946                      18,631     20,109
                                                        --------     ------                    --------     ------
Diluted EPS
     Income available for common stock
       + assumed conversion                            $ 90,184     49,167      $ 1.83        $ 69,931     51,731      $ 1.35
================================================================================================================================

There were 180,597 and 86,871 option shares excluded from the calculation of Diluted Earnings per Share for the three months ended June 30, 2000 and 1999, respectively, due to being antidilutive for the periods. There were 19,946,448 shares of convertible preferred stock excluded from the calculation of Diluted Earnings per Share due to being antidilutive for the three months ended June 30, 1999. For the six months ended June 30, 2000 and 1999, there were 229,559 and 83,496 option shares excluded from the calculation of Diluted Earnings per Share, respectively, due to being antidilutive.

The following is a reconciliation of the basic and diluted EPS computations on income before the cumulative effect of a change in accounting principle to net income.

                                                            Six Months Ended June 30,
                                                         Basic EPS          Diuluted EPS
                                                       2000     1999        2000     1999
                                                      ------------------------------------
          Income available for common stock
               before cumulative effect of a
               change in accounting principle         $ 2.38   $ 1.62      $ 1.79   $ 1.35
          Cumulative effect of a change in
               accounting principle, net of tax         0.07      -          0.04      -
                                                      ------   ------      ------   ------
          Income available for common stock           $ 2.45   $ 1.62      $ 1.83   $ 1.35
          ================================================================================

G.   Commitments and Contingencies

The Company and Southwest entered into a merger agreement, as amended, in which the Company agreed to acquire Southwest for $30 per share of common stock in an all cash transaction valued at $918 million. On January 20, 2000, the Company terminated the merger in accordance with the terms of the merger agreement.

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

On February 3, 2000, two substantially identical derivative actions were filed in the District Court in Tulsa, Oklahoma by shareholders against the members of the Board of Directors of the Company for alleged violation of their fiduciary duties to the Company by causing or allowing the Company to engage in certain fraudulent and improper schemes relating to the planned merger with Southwest. In June 2000, these cases were consolidated into one case. Such conduct allegedly caused the Company to be sued by both Southwest and Southern Union which exposed the Company to millions of dollars in liabilities. The plaintiffs seek an award of compensatory and punitive damages and costs, disbursements and reasonable attorney fees.

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

The Company has responsibility for 12 manufactured gas sites located in Kansas which may contain potentially harmful materials that are classified as hazardous substances. Hazardous substances are subject to control or remediation under various environmental laws and regulations. A consent agreement with the Kansas Department of Health and Environment presently governs all future work at these sites. The terms of the consent agreement allow the Company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. The prioritized sites will be investigated over a ten-year period. At June 30, 2000, the costs of the investigations and risk analysis have been minimal. Limited information is available about the sites. Management's best estimate of the cost of remediation ranges from $100 thousand to $10 million per site based on a limited comparison of costs incurred to remediate comparable sites. These estimates do not give effect to potential insurance recoveries, recoveries through rates or from third parties. The Kansas Corporation Commission (KCC) has permitted others to recover remediation costs through rates. It should be noted that additional information and testing could result in costs significantly below or in excess of the amounts estimated above. To the extent that such remediation costs are not recovered, the costs could be material to the Company's results of operations and cash flows depending on the remediation done and number of years over which the remediation is completed.

The Company is a party to other litigation matters and claims which are normal in the course of its operations, and while the results of litigation and claims cannot be predicted with certainty, management believes the final outcome of such matters will not have a materially adverse effect on consolidated results of operations, financial position, or liquidity.

H.   Segments

The Company conducts its operations through six segments: (1) the Marketing segment markets natural gas to wholesale and retail customers and markets electricity to wholesale customers; (2) the Gathering and Processing segment gathers and processes natural gas and natural gas liquids; (3) the Transportation and Storage segment transports and stores natural gas for others and sells natural gas; (4) the Distribution segment distributes natural gas to residential, commercial and industrial customers, leases pipeline capacity to others and provides transportation services for end-use customers; (5) the Production segment develops and produces natural gas and oil; and (6) the Other segment primarily operates and leases the Company's headquarters building and a related parking facility.

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



                                                  Gathering
        Three Months Ended                           and       Transportation                                 Other and
          June 30, 2000              Marketing    Processing     and Storage   Distribution  Production     Eliminations    Total
------------------------------------------------------------------------------------------------------------------------------------
                                                      (Thousands of Dollars)
Sales to unaffiliated customers    $   954,791   $ 198,040      $  32,842       $ 187,772     $ 13,821      $    (136)   $ 1,387,130
Intersegment sales                      53,262      24,921         14,357             915        4,648        (98,103)             -
------------------------------------------------------------------------------------------------------------------------------------
Total Revenues                     $ 1,008,053   $ 222,961      $  47,199       $ 188,687     $ 18,469      $ (98,239)   $ 1,387,130
------------------------------------------------------------------------------------------------------------------------------------
Net revenues                       $    29,910   $ 222,961      $  39,512       $  75,511     $ 18,469      $ (19,466)   $   366,897
Operating costs                    $     4,161   $ 186,952      $  17,188       $  56,417     $  5,879      $ (18,493)   $   252,104
Depreciation, depletion and
    amortization                   $       314   $   6,402      $   5,004       $  16,802     $  7,990      $     649    $    37,161
Operating income                   $    25,435   $  29,607      $  17,320       $   2,292     $  4,600      $  (1,622)   $    77,632
Income from equity
    Investments                    $         -   $       -      $   1,543       $       -     $     22      $       -    $     1,565
Capital expenditures,
   including acquisitions          $    10,183   $ 298,321      $ 191,866       $  27,306     $ 10,014      $   9,940    $   547,630
------------------------------------------------------------------------------------------------------------------------------------


                                                  Gathering
        Three Months Ended                           and       Transportation                                 Other and
          June 30, 1999              Marketing    Processing     and Storage   Distribution  Production     Eliminations    Total
------------------------------------------------------------------------------------------------------------------------------------
                                                      (Thousands of Dollars)
Sales to unaffiliated customers    $   181,710   $  23,895      $   7,474       $ 162,848     $ 13,259      $   1,137     $  390,323
Intersegment sales                      11,851       2,387         19,786           1,689        6,637        (42,350)             -
------------------------------------------------------------------------------------------------------------------------------------
Total Revenues                     $   193,561   $  26,282      $  27,260       $ 164,537     $ 19,896      $ (41,213)   $   390,323
------------------------------------------------------------------------------------------------------------------------------------
Net revenues                       $     6,651   $  26,282      $  27,260       $  75,200     $ 19,896      $  (4,160)   $   151,129
Operating Costs                    $     2,501   $  17,950      $   9,206       $  60,126     $  4,901      $  (4,938)   $    89,746
Depreciation, depletion and
  amortization                     $       150   $   1,334      $   3,419       $  19,103     $  9,595      $     567    $    34,168
Operating income                   $     4,000   $   6,998      $  14,635       $  (4,029)    $  5,400      $     211    $    27,215
Income from equity
  investments                      $         -   $       -      $     541       $       -     $      9      $       -    $       550
Capital expenditures,
  including acquisitions           $        10   $ 286,595      $  10,688       $  33,503     $  4,365      $   2,027    $   337,188
------------------------------------------------------------------------------------------------------------------------------------


                                                  Gathering
        Three Months Ended                           and       Transportation                                Other and
          June 30, 2000              Marketing    Processing     and Storage   Distribution  Production    Eliminations     Total
------------------------------------------------------------------------------------------------------------------------------------
                                                      (Thousands of Dollars)
Sales to unaffiliated customers    $ 1,310,915   $   248,089      $  47,900   $   567,482     $  28,343    $    8,350    $ 2,211,079
Intersegment sales                     145,978        43,317         28,721         1,827         9,964      (229,807)            -
------------------------------------------------------------------------------------------------------------------------------------
Total Revenues                     $ 1,456,893   $   291,406      $  76,621   $   569,309     $  38,307    $ (221,457)   $ 2,211,079
------------------------------------------------------------------------------------------------------------------------------------
Net revenues                       $    45,720   $   291,406      $  68,934   $   216,174     $  38,307    $  (27,991)   $   632,550
Operating costs                    $     6,700   $   245,884      $  28,607   $   111,403     $  11,525    $  (27,746)   $   376,373
Depreciation, depletion and
    amortization                   $       505   $     8,691      $   9,197   $    35,373     $  16,452    $    1,270    $    71,488
Operating income                   $    38,515   $    36,831      $  31,130   $    69,398     $  10,330    $   (1,515)   $   184,689
Cumulative effect of a change
    in accounting principle,
    before tax                     $     3,449   $         -      $       -   $         -     $       -    $        -    $     3,449
Income from equity
    investments                    $         -   $         -      $   2,772   $         -     $      29    $        -    $     2,801
Total assets                       $ 1,814,099   $ 1,003,288      $ 615,738   $ 1,633,375     $ 352,681    $  (47,077)   $ 5,372,104
Capital expenditures,
   including acquisitions          $    19,683   $   601,652      $ 204,523   $    53,680     $  19,378    $   11,369    $   910,285
-----------------------------------------------------------------------------------------------------------------------------------


                                                  Gathering
        Three Months Ended                           and       Transportation                                Other and
          June 30, 2000              Marketing    Processing     and Storage   Distribution  Production    Eliminations     Total
------------------------------------------------------------------------------------------------------------------------------------
                                                      (Thousands of Dollars)
Sales to unaffiliated customers    $   339,708   $    30,067      $  14,602   $   525,332     $ 26,483     $    1,302    $   937,494
Intersegment sales                      43,039         5,319         39,322         4,616       12,716       (105,012)             -
------------------------------------------------------------------------------------------------------------------------------------
Total Revenues                     $   382,747   $    35,386      $  53,924   $   529,948     $ 39,199     $ (103,710)   $   937,494
------------------------------------------------------------------------------------------------------------------------------------
Net revenues                       $    17,748   $    35,386      $  53,924   $   230,445     $ 39,199     $   (9,473)   $   367,229
Operating costs                    $     4,517   $    25,270      $  15,954   $   115,510     $  9,892     $   (9,851)   $   161,292
Depreciation, depletion and
    amortization                   $       301   $     1,693      $   6,834   $    38,961     $ 18,082     $      389    $    66,260
Operating income                   $    12,930   $     8,423      $  31,136   $    75,974     $ 11,225     $      (11)   $   139,677
Income from equity
    investments                    $         -   $         -      $   1,225   $         -     $     37     $        -    $     1,262
Total assets                       $   172,428   $   360,032      $ 361,354   $ 1,728,527     $361,762     $  (26,164)   $ 2,957,939
Capital expenditures,
   including acquisitions          $       149   $   287,383      $  16,955   $    55,469     $ 51,847     $    2,441    $   414,244
------------------------------------------------------------------------------------------------------------------------------------


I.  Paid in Capital

Paid in Capital at June 30, 2000 and December 31, 1999, was $330.8 million for common stock and $564.2 million for convertible preferred stock.

J.   Energy Trading and Risk Management

At January 1, 2000, the Company adopted the provisions of Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10) for certain energy trading contracts. EITF 98-10 requires entities involved in energy trading activities to record energy trading contracts using the mark-to-market method of accounting. Under this methodology, the energy trading contracts with third parties are reflected at fair market value, net of reserves, with the resulting unrealized gains and losses recorded as assets and liabilities from price risk management activities in the consolidated condensed balance sheet. These assets and liabilities are affected by the actual timing of settlements related to these contracts and current period changes resulting from newly originated transactions and the impact of price movements. These changes are recognized in gross margin on a net basis in the consolidated condensed statement of income in the period the change occurs. The cumulative effect to January 1, 2000, of adopting EITF 98-10 was a gain of $3.4 million, $2.1 million, net of tax, or $0.04 per diluted share of common stock. In prior years, these contracts were accounted for under the accrual method of accounting, therefore, gains and losses were recognized as the contracts settled. Energy contracts held by other Company segments are generally designated as and considered effective as hedges of non-trading activities and are not considered energy trading contracts.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains statements concerning Company expectations or predictions of the future that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are intended to be covered by the safe harbor provision of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are based on management's beliefs and assumptions based on information currently available. It is important to note that actual results could differ materially from those projected in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, the following:

 .  the effects of weather and other natural phenomena on sales and prices;
   increased competition from other energy suppliers as well as alternative forms of energy;
 .  the capital intensive nature of the Company's business;
 .  further deregulation, or "unbundling" of the natural gas business;
 . competitive changes in the natural gas gathering, transportation and storage business resulting from deregulation, or "unbundling," of the natural gas business;
 .  the profitability of assets or businesses acquired by the Company;
 .  risks of hedging and marketing activities as a result of changes in energy prices;
 .  economic climate and growth in the geographic areas in which the Company does business;
 .  the uncertainty of gas and oil reserve estimates;
 .  the timing and extent of changes in commodity prices for natural gas, natural gas liquids, electricity, and crude oil;
 .  the effects of changes in governmental policies and regulatory actions, including income taxes, environmental compliance, and authorized rates;
 . the results of litigation related to the Company's previously proposed acquisition of Southwest Gas Corporation (Southwest) or to the termination of the Company's merger agreement with Southwest; and
 . the other factors listed in the reports the Company has filed and may file with the Securities and Exchange Commission, which are incorporated by reference.

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

A.   Acquisitions and Sales

Kinder Morgan, Inc.

On April 5, 2000, the Company acquired certain natural gas gathering and processing assets located in Oklahoma, Kansas and West Texas from Kinder Morgan, Inc. (KMI). The Company also acquired KMI's marketing and trading operations, as well as some storage and transmission pipelines in the mid-continent region. The Company paid approximately $109 million for these assets plus an adjustment for working capital of approximately $53 million. The Company also assumed certain liabilities including those related to an operating lease for a processing plant for which the Company established a liability for uneconomic lease obligation terms and some firm capacity lease obligations to third parties for which the Company established a reserve for out-of-market terms of those obligations. This acquisition includes more than 12,000 miles of pipeline, six gas processing plants with capacity of 1.26 billion cubic feet per day and 10.5 billion cubic feet of storage. Approximately 350 employees were added to the ONEOK workforce as part of the acquisition. Most are located in Kansas and West Texas.

Indian Basin Gas Processing Plant

During the first quarter of 2000, the Company sold its 42.4 percent interest in the Indian Basin Gas Processing Plant and gathering system for $55 million to El Paso Field Services Company, a business unit of El Paso Energy Corporation. The gain on this sale is shown in Other income and expenses.

Dynegy, Inc.

In March 2000, the Company acquired eight gas processing plants, interests in two other gas processing plants and approximately 7,000 miles of gas gathering and transmission pipeline systems in Oklahoma, Kansas and Texas from Dynegy, Inc. (Dynegy). The Company paid approximately $305 million for these assets which included a preliminary adjustment for working capital. The working capital adjustment is expected to be finalized in November 2000. The current throughput of the assets is approximately 240 million cubic feet per day with an approximate capacity of 375 million cubic feet per day. Production of natural gas liquids from the assets averages 25,000 barrels per day. In July 2000, the Company received approval of the acquisition from the KCC for transfer of the portion of these assets located in Kansas. Approximately 75 employees have been added to the ONEOK workforce as part of the acquisition. The majority of these employees are in field operations in Western Oklahoma, the Texas panhandle and Southern Kansas.

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

On February 3, 2000, two substantially identical derivative actions were filed in the District Court in Tulsa, Oklahoma by shareholders against the members of the Board of Directors of the Company for alleged violation of their fiduciary duties to the Company by causing or allowing the Company to engage in certain fraudulent and improper schemes relating to the planned merger with Southwest. In June 2000, these cases were consolidated into one case. Such conduct allegedly caused the Company to be sued by both Southwest and Southern Union which exposed the Company to millions of dollars in liabilities. The plaintiffs seek an award of compensatory and punitive damages and costs, disbursements and reasonable attorney fees.

It is anticipated that Southern Union and Southwest will continue their litigation against the Company. If any of the plaintiffs should be successful in any of their claims against the Company and substantial damages are awarded, it could have a material adverse effect on the Company's operations, cash flow and financial position. The Company intends to vigorously defend against the claims asserted by Southern Union and Southwest and all other matters relating to the now terminated merger with Southwest. The Company charged $9.5 million of previously deferred transaction and ongoing litigation costs to Other income and expense during the first half of 2000.


B.   Results of Operations

Consolidated Operations

The Company is a diversified energy company whose objective has been to maximize value for shareholders by vertically integrating its business operations from the wellhead to the burner tip. This strategy has focused on acquiring assets that provide synergistic trading and marketing opportunities all along the natural gas energy chain. Products and services are provided to its customers through the following segments:

 .  Marketing
 .  Gathering and Processing
 .  Transportation and Storage
 .  Distribution
 .  Production
 .  Other

                                                                             Three Months Ended          Six Months Ended
                                                                                   June 30,                  June 30,
                                                                               2000        1999          2000        1999
------------------------------------------------------------------------------------------------------------------------------
                                                                                         (Thousands of Dollars)
Financial Results
Operating revenues                                                         $ 1,387,130   $ 390,323   $ 2,211,079   $ 937,494
  Coast of gas                                                               1,020,233     239,194     1,578,529     570,265
------------------------------------------------------------------------------------------------------------------------------
Net revenue                                                                    366,897     151,129       632,550     367,229
Operating costs                                                                252,104      89,746       376,373     161,292
Depreciation, depletion, and amortization                                       37,161      34,168        71,488      66,260
------------------------------------------------------------------------------------------------------------------------------
  Operating income                                                         $    77,632   $  27,215   $   184,689   $ 139,677
==============================================================================================================================
Other income and (expenses)                                                $    (2,517)  $       -   $    11,764   $       -
==============================================================================================================================

------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of a change in accounting principle                      $         -   $       -   $     3,449   $       -
Income tax                                                                           -           -         1,334           -
------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of a change in accounting principle, net of tax          $         -   $       -   $     2,115   $       -
==============================================================================================================================

The acquisition of certain assets of KMI and Dynegy and the integration of these operations had a significant impact on the financial results for the three and six month periods ended June 30, 2000. Net revenue increased $215.8 million and $265.3 million for the three and six months ended June 30, 2000, respectively. Operating income for the three and six months ended June 30, 2000 increased $50.4 million and $45.0 million, respectively, as compared to the same periods in 1999. The majority of this increase is due to the acquisitions that occurred in late March and early April 2000 and the gain on marking energy contracts to market. The increase in operating costs for the three and six months ended June 30, 2000, as compared to the year ago periods, is primarily due to increased employee costs resulting from the acquisitions.

The $26.7 million gain on the sale of the Company's interest in the Indian Basin Gas Processing Plant is included in Other income and expenses for the six month period ended June 30, 2000. Other income and expenses also includes a contribution to the ONEOK Foundation of $5.0 million and the write-off of $9.5 million of previously deferred transaction and ongoing litigation costs associated with the terminated acquisition of Southwest.

Marketing

The Company continues to develop new market areas by arbitraging storage in the day trading market rather than focusing on the baseload market. With the completion of the acquisition of KMI's marketing and trading operation in April 2000, the Company's marketing operation purchases, stores and markets natural gas at both the retail and wholesale level in 25 states. The Marketing segment expanded its midcontinent presence through this acquisition. This expansion includes both firm transport capacity and storage capacity. The transport capacity of 1 Bcf per day, allows for trade from the California border, throughout the Rockies, to the Chicago city gate. The increased storage capacity, now 63 Bcf, gives the Company direct access to all parts of the country. The withdrawal capability of 2 Bcf per day and injection of 1.1 Bcf per day allows the Company great flexibility in capturing the volatility in the energy markets.

                                                                           Three Months Ended              Six Months Ended
                                                                                June 30,                        June 30,
                                                                          2000            1999           2000            1999
--------------------------------------------------------------------------------------------------------------------------------
                                                                                        (Thousands of Dollars)
Financial Results
Gas sales                                                               $1,007,276      $193,389      $1,455,915      $382,484
Cost of gas                                                                978,143       186,910       1,411,173       364,999
--------------------------------------------------------------------------------------------------------------------------------
   Gross margin on gas sales                                                29,133         6,479          44,742        17,485
Other revenues                                                                 777           172             978           263
--------------------------------------------------------------------------------------------------------------------------------
   Net revenues                                                             29,910         6,651          45,720        17,748
Operating costs                                                              4,161         2,501           6,700         4,517
Depreciation, depletion, and amortization                                      314           150             505           301
--------------------------------------------------------------------------------------------------------------------------------
   Operating income                                                     $   25,435      $  4,000      $   38,515      $ 12,930
================================================================================================================================

Cumulative effect of a change in accounting principle, before tax       $        -      $      -      $    3,449      $      -
================================================================================================================================


                                                              Three Months Ended                         Six Months Ended
                                                                     June 30,                               June 30,
                                                           2000                1999                   2000               1999
          ----------------------------------------------------------------------------------------------------------------------
          Operating Information
          Natural gas volumes (MMcf)                     273,222             100,573                435,415            198,646
          Capital expenditures,
             including acquisitions (Thousands)         $ 10,183            $     10             $   19,683           $    149
          Total assets (Thousands)                             -                   -             $1,814,099           $172,428
          ----------------------------------------------------------------------------------------------------------------------

Net revenues and operating income for the three and six months ended June 30, 2000, as compared with the corresponding previous periods, increased primarily due to the acquisition of KMI's marketing and trading operation, the gain resulting from marking energy contracts to market, increased optionality on storage and increased storage demand fees. In prior years, energy contracts were accounted for under the accrual method of accounting, therefore, gains and losses were recognized as the contracts settled. The Company's strategy is to continue to grow by acquiring assets that enhance the interconnectivity and marketing arbitrage capability.

Operating costs for the three and six months ended June 30, 2000, as compared to the corresponding previous period, increased primarily as a result of increased personnel resulting from the acquisition of KMI's marketing and trading operation.

The increase in volumes sold for the three and six months ended June 30, 2000, as compared to the prior year, is primarily due to the acquisition of KMI's marketing and trading operation. Total assets increased as compared to the prior year primarily due to the price risk management assets and an increase in accounts receivable.

Trading of electricity, at market-based wholesale rates, began in early 1999 but has had minimal impact on operations to date. Capital expenditures of $10.2 million and $19.7 million for the three and six month periods ended June 30, 2000, relates to the construction of a 300-megawatt gas-fired electric generating plant. The plant is expected to be in service in June, 2001. The Company signed a definitive agreement with a third party for a 15-year term providing for the purchase of about 25 percent of the plant's generating capacity.

Gathering and Processing

Acquisitions of gas processing plants from Dynegy and KMI in March and April 2000, respectively, increased the number of wholly-owned gas processing plants by 14 and gave the Gathering and Processing segment an interest in two additional plants while increasing the percentage in another plant. These plants increased the Company's capacity by 1.63 billion cubic feet per day.


                                                                    Three Months Ended                      Six Months Ended
                                                                           June 30,                             June 30,
                                                                   2000               1999                2000               1999
          -------------------------------------------------------------------------------------------------------------------------
                                                                                     (Thousands of Dollars)
          Financial Results
          Natural gas liquids and condensate sales              $109,159            $17,165            $145,084            $23,472
          Gas sales                                               90,777              5,841             116,698              8,773
          Gathering revenues                                      11,759              3,136              16,880              3,136
          Other revenues                                          11,266                140              12,744                  5
          -------------------------------------------------------------------------------------------------------------------------
             Total revenues                                      222,961             26,282             291,406             35,386
          Cost of sales                                          161,972             14,759             217,241             20,548
          -------------------------------------------------------------------------------------------------------------------------
             Gross margin                                         60,989             11,523              74,165             14,838
          Operating costs                                         24,980              3,191              28,643              4,722
          Depreciation, depletion, and amortization                6,402              1,334               8,691              1,693
          -------------------------------------------------------------------------------------------------------------------------
             Operating income                                   $ 29,607            $ 6,998            $ 36,831            $ 8,423
          =========================================================================================================================

          Other income and expenses, net                        $      -            $     -            $ 26,585            $     -
          =========================================================================================================================

Revenues increased for the three and six month periods ended June 30, 2000, compared to the corresponding year ago periods, as a result of acquisitions of gathering and processing assets in March and April 2000. The Koch acquisition in June of 1999 also contributed to increased revenues for the three and six month periods ended June 30, 2000. Operating costs and depreciation also increased as a result of the acquisitions. The operating results from the new acquisitions more than offset the impact on operations associated with the sale of the Indian Basin plant in March 2000.


                                                             Three Months Ended                           Six Months Ended
                                                                   June 30,                                    June 30,
                                                           2000                1999                    2000                1999
     -----------------------------------------------------------------------------------------------------------------------------
     Operating Information
     Average NGL price ($/Gal)                         $    0.433            $  0.281                  $0.431              $0.255
     Average gas price ($/Mcf)                         $     2.69            $   2.07                   $2.58               $1.99
     Capital expenditures,                             $  298,321            $286,595              $  601,652            $287,383
        including acquisitions (Thousands)
     Total assets (Thousands)                                   -                   -              $1,003,288            $360,032
     Total gas gathered (Mcf/D)                         1,457,247             529,313                 973,279             332,519
     Total gas processed (Mcf/D)                        1,350,937             402,988                 880,373             262,757
     Natural gas liquids sales (MGal)                     250,246              54,151                 352,194              83,890
     Gas sales (MMcf)                                      33,133               2,673                  44,581               4,259
     Natural Gas Liquids by Component (%)
        Ethane                                                 39                  48                      43                  49
        Propane                                                32                  25                      30                  25
        Iso butane                                              5                   5                       5                   4
        Normal butane                                          12                  10                      11                  10
        Natural gasoline                                       12                  12                      11                  12

NGL and natural gas prices have been strong during the first half of 2000 and are expected to remain strong for the remainder of the year. The Company uses derivative instruments to reduce the volatility in prices.

Transportation and Storage

The transportation and storage segment represents the Company's intrastate transmission pipelines and natural gas storage facilities. The Company has five storage facilities in Oklahoma, two in Kansas and three in Texas with a combined working capacity of approximately 60 Bcf. The Company's intrastate transmission pipelines operate in Oklahoma, Kansas and Texas and are regulated by the Oklahoma Corporation Commission (OCC), Kansas Corporation Commission (KCC), and Texas Railroad Commission (TRC), respectively.

The acquisition of transmission pipelines and storage fields from KMI was completed in April 2000. This acquisition increased transportation capacity by 57 percent, miles of transmission pipeline by 95 percent, and Company-owned storage capacity by 23 percent.

                                                                Three Months  Ended                   Six Months Ended
                                                                    June 30,                                June 30,
                                                               2000              1999               2000              1999
          -------------------------------------------------------------------------------------------------------------------
                                                                                  (Thousands of Dollars)
          Financial Results
          Gas sales                                          $12,295           $     -            $12,295           $     -
          Cost of gas                                          7,687                 -              7,687                 -
          -------------------------------------------------------------------------------------------------------------------
             Gross margin on gas sales                         4,608                 -              4,608                 -
          -------------------------------------------------------------------------------------------------------------------
          Transportation revenues                             21,225            18,038             36,115            36,135
          Storage revenues                                     4,936             7,095             12,722            13,482
          Other revenues                                       8,743             2,127             15,489             4,307
          -------------------------------------------------------------------------------------------------------------------
             Net revenues                                     39,512            27,260             68,934            53,924
          Operating costs                                     17,188             9,206             28,607            15,954
          Depreciation, depletion, and amortization            5,004             3,419              9,197             6,834
          -------------------------------------------------------------------------------------------------------------------
             Operating income                                $17,320           $14,635            $31,130           $31,136
          ===================================================================================================================


                                                             Three Months Ended                      Six Months Ended
                                                                  June 30,                                June 30,
                                                          2000                1999                2000               1999
          -------------------------------------------------------------------------------------------------------------------
          Operating Information
          Volumes transported (MMcf)                     132,588             87,855              235,510            192,783
          Capital expenditures,                         $191,866            $10,688             $204,523           $ 16,955
             including acquisitions (Thousands)
          Total assets (Thousands)                             -                  -             $615,738           $361,354
          -------------------------------------------------------------------------------------------------------------------

The acquisition of the Texas assets from KMI led to the Transportation and Storage segment generating gross margin on gas sales due to merchant gas sales by ONEOK WesTex Transmission, Inc. Transportation revenues increased for the three months ended June 30, 2000, as compared to the year ago period, due to the increased volumes transported resulting from acquisitions. This increase was partially offset by reduced tariff rates charged to the affiliated Distribution segment. Storage revenues decreased due to decreased storage activity from the Distribution segment and third parties for the three and six month periods ended June 30, 2000 as compared to the year ago periods. The decrease in storage activity during the second quarter of 2000 is a result of high gas prices that have prevailed throughout the spring months and are expected to remain high. Accordingly, customers are not buying and storing gas at the high prices. Other revenues increased during the three and six month periods ended June 30, 2000, as compared to the year ago periods, due to increased retained fuel. Operating costs and depreciation, depletion and amortization increased for the three and six months ended June 30, 2000, as compared to the corresponding year ago periods, due to the acquisitions.

The Company received a final order from the OCC (the Order) in the second quarter of 2000 that separated the distribution assets of ONG and the transmission and storage assets of ONEOK Gas Transportation, L. L. C, (OGT) and related affiliates into two separate public utilities, adjusted rates for the removal of the gathering, transmission and storage assets, approved a tariff between OGT and ONG for transportation services and established a competitive bid process. Through the competitive bid process, OGT retained approximately 98 percent of ONG's upstream transportation requirements which was included in the Order.

Distribution

The Distribution segment provides natural gas distribution services in Oklahoma and Kansas. The Company's operations in Oklahoma are primarily conducted through ONG which serves residential, commercial, and industrial customers and leases pipeline capacity. The Company's operations in Kansas are conducted through KGS which serves residential, commercial, and industrial customers. The Distribution segment serves about 80 percent of Oklahoma and about 67 percent of Kansas. ONG is subject to regulatory oversight by the OCC. KGS is subject to regulatory oversight by the KCC.

The Order received in May 2000, provided for a $20 million net revenue reduction in rates which will be offset by an annual reduction in depreciation expense of $11.4 million. Pursuant to the Order, the Oklahoma assets and customers of KGS were transferred to ONG. The Order also adjusted rates for the removal of the gathering and storage assets no longer included in base rates and provided for the recovery of gas purchase, operations and maintenance expenses and line losses through a rider rather than base rates.



                                                                  Three Months Ended                       Six Months Ended
                                                                       June 30,                                 June 30,
                                                                2000              1999                 2000              1999
          ----------------------------------------------------------------------------------------------------------------------
                                                                                   (Thousands of Dollars)
          Financial Results
          Gas sales                                          $172,416          $146,622             $530,106          $489,548
          Cost of gas                                         113,176            89,337              353,135           299,503
          ----------------------------------------------------------------------------------------------------------------------
             Gross margin on gas sales                         59,240            57,285              176,971           190,045
          PCL and ECT revenues                                 11,720            11,969               30,571            30,054
          Other revenues                                        4,551             5,946                8,632            10,346
          ----------------------------------------------------------------------------------------------------------------------
             Net revenues                                      75,511            75,200              216,174           230,445
          Operating costs                                      56,417            60,126              111,403           115,510
          Depreciation, depletion, and amortization            16,802            19,103               35,373            38,961
          ----------------------------------------------------------------------------------------------------------------------
             Operating income                                $  2,292          $ (4,029)            $ 69,398          $ 75,974
          ======================================================================================================================

Gross margin for the three months ended June 30, 2000, as compared to the year ago period, increased as a result of decreased transportation costs paid to an affiliate. Operating costs for the three months ended June 30, 2000, compared to the year ago period, decreased due to operational efficiencies gained and reduced personnel through attrition. The decrease in depreciation, depletion and amortization for the first half of 2000 as compared to the first half of 1999 is due to the rate order granted in May 2000 which reduced depreciation expense by $11.4 million annually for Oklahoma assets and the transfer of certain transportation assets from the Distribution segment to the Transportation and Storage segment. Under the Order, the previous average life of certain assets was extended.

Gross margin on gas sales decreased for the six months ended June 30, 2000, as compared to the corresponding previous period, as a result of warmer weather, primarily in Kansas during the first quarter of 2000, the interim rate reduction in Oklahoma and the impact of unbundling. The decrease in operating costs for the six months ended June 30, 2000, as compared to the corresponding previous period, is primarily due to reduced personnel resulting from attrition.

As evidenced above, the Distribution segment continues its strategy of increased operational efficiency while maintaining quality customer service resulting in reductions in labor expenses and other operating efficiencies.

                                                          Three Months Ended          Six Months Ended
                                                               June 30,                    June 30,
                                                           2000        1999            2000        1999
          ------------------------------------------------------------------------------------------------
          Gross Margin per Mcf
          Oklahoma
            Residential                                   $ 4.54      $ 5.00          $ 2.50      $ 2.72
            Commercial                                    $ 2.60      $ 2.89          $ 2.23      $ 2.31
            Industrial                                    $ 0.96      $ 1.06          $ 1.20      $ 1.21
            Pipeline capacity leases                      $ 0.25      $ 0.25          $ 0.26      $ 0.26
          Kansas
            Residential                                   $ 3.17      $ 2.88          $ 2.25      $ 2.16
            Commercial                                    $ 2.33      $ 2.09          $ 1.82      $ 1.73
            Industrial                                    $ 1.97      $ 2.34          $ 1.81      $ 2.04
            End-use customer transportation               $ 0.51      $ 0.46          $ 0.62      $ 0.53
          ------------------------------------------------------------------------------------------------

                                                          Three Months Ended          Six Months Ended
                                                               June 30,                    June 30,
                                                           2000        1999            2000        1999
     ------------------------------------------------------------------------------------------------------
     Operating Information
     Number of customers                                1,431,406    1,421,712      1,436,932    1,424,967
     Capital expenditures
       including acquisitions (Thousands)              $   27,306   $   33,503     $   53,680   $   55,469
     Total assets (Thousands)                                   -            -     $1,633,375   $1,728,527
     Customers per employee                                   554          530            553          532
     ------------------------------------------------------------------------------------------------------


                                                          Three Months Ended          Six Months Ended
                                                               June 30,                    June 30,
                                                           2000        1999            2000        1999
          ------------------------------------------------------------------------------------------------
          Volumes (MMcf)
          Gas sales
            Residential                                   14,242      15,491          65,631      69,796
            Commercial                                     5,486       6,249          24,294      27,160
            Industrial                                       930       1,132           3,012       3,273
          ------------------------------------------------------------------------------------------------
               Total volumes sold                         20,658      22,872          92,937     100,229
            PCL and ECT                                   47,872      48,328          99,775     103,439
          ------------------------------------------------------------------------------------------------
               Total volumes delivered                    68,530      71,200         192,712     203,668
          ================================================================================================

Certain costs to be recovered through the rate making process have been recorded as regulatory assets in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation". As services continue to unbundle, certain of these assets may no longer meet the criteria of a regulatory asset, and accordingly, a write-off of regulatory assets and stranded costs may be required. The Company's most recent Order did not change the recoverability of regulatory assets. The Order allows the Company to recover transition costs due to unbundling and allows an initial annual recovery of $1.8 million which will be updated annually. Accordingly, the Company does not anticipate that write-off of costs, if any, will be material.

Production


                                                                Three Months Ended                    Six Months Ended
                                                                     June 30,                             June 30,
                                                               2000              1999              2000              1999
          ------------------------------------------------------------------------------------------------------------------
                                                                                 (Thousands of Dollars)
          Financial Results
          Natural gas sales                                 $15,489           $16,680           $31,665           $33,088
          Oil sales                                           1,762             1,866             4,174             3,155
          Other revenues                                      1,218             1,350             2,468             2,956
          ------------------------------------------------------------------------------------------------------------------
            Net revenues                                     18,469            19,896            38,307            39,199
          Operating costs                                     5,879             4,901            11,525             9,892
          Depreciation, depletion, and amortization           7,990             9,595            16,452            18,082
          ------------------------------------------------------------------------------------------------------------------
            Operating income                                $ 4,600           $ 5,400           $10,330           $11,225
          ==================================================================================================================

          Other income and expenses, net                    $   193           $     -           $   360           $     -
          ==================================================================================================================

Oil and gas prices have been strong during fiscal 2000; however, the Company hedged the majority of its production through December 2000. For the three and six month periods ended June 30, 2000, as compared to the year ago period, the increase in prices, net of hedging activities, has been offset by the decrease in production. During the first six months of 2000, the Production segment added
17.5 Bcfe of reserves and produced 15.2 Bcfe. Although, replacements exceeded production, 6.2 Bfce of replacements are proved undeveloped and behind pipe. Operating costs for the three and six month periods ended June 30, 2000, compared to the corresponding previous period, increased primarily as a result of increased production taxes resulting from higher oil and gas prices which are calculated on wellhead price rather than hedged price.


                                                             Three Months Ended                    Six Months Ended
                                                                  June 30,                             June 30,
                                                            2000              1999               2000              1999
          ---------------------------------------------------------------------------------------------------------------
          Operating Information
          Proved reserves
            Gas (MMcf)                                         -                 -            242,530           244,444
            Oil (MBbls)                                        -                 -              3,977             4,014
          Production
            Gas (MMcf)                                     6,893             7,826             13,868            15,471
            Oil (MBbls)                                       98               123                226               246
          Average realized price
            Gas (MMcf)                                   $  2.25            $ 2.13           $   2.28          $   2.14
            Oil (MBbls)                                  $ 17.94            $15.16           $  18.44          $  12.82
          Capital expenditures,
            including acquisitions (Thousands)           $10,014            $4,365           $ 19,378          $ 51,847
          Total assets (Thousands)                             -                 -           $352,681          $361,762
          ---------------------------------------------------------------------------------------------------------------

C.   Financial Flexibility and Liquidity

The Company's capitalization structure is 42 percent equity and 58 percent debt (including short-term debt) at June 30, 2000, compared to 48 percent equity and 52 percent debt at December 31, 1999. Cash provided by operating activities continues as the primary source for meeting day-to-day cash requirements. However, due to seasonal fluctuations, acquisitions, and additional capital requirements, the Company accesses funds through commercial paper, and short-term credit agreements and, if necessary, through long-term borrowing.

Operating cash flows for the six months ended June 30, 2000, as compared to the same period one year ago, are slightly higher primarily due to changes in working capital. Competition continues to increase in all segments of the Company's business. The loss of major customers without recoupment of those revenues and negative effects of weather are among the events which could have a material adverse effect on the Company's financial condition. However, strategies such as the use of derivative instruments to offset the effect of weather variances, aggressive negotiations with potential new customers and increased use of storage in the day trading market are expected to reduce other risks to the Company. Additionally, rates in the Distribution segment are structured to reduce the Company's risk in serving its large customers.

Capital expenditures, including acquisitions, totaled $910.3 million for the six months ended June 30, 2000. This included $19.7 million for construction of an electric generating plant and $460.5 million for assets purchased from KMI and Dynegy. For the same period one year ago, capital expenditures, including acquisitions, totaled $414.2 million including $44.1 million for the purchase of production assets.

At June 30, 2000, $1.4 billion of long-term debt was outstanding. As of that date, the Company could have issued $864.2 million of additional long-term debt under the most restrictive provisions contained in its various borrowing agreements.

The Company issued $240 million of two-year floating rate notes in April 2000. The interest rate for these notes will reset quarterly at a 0.65 percent spread over the three month London InterBank Offered Rate (LIBOR). The proceeds from the notes were used to fund acquisitions. In March 2000, the Company issued $350 million of five year, 7.75 percent, fixed rate notes to refinance short term debt and finance acquisitions.

In June 2000, the Company entered into an $800 million 364-day Revolving Credit Facility with Bank of America, N.A. and other financial institutions with a maturity date of June 30, 2001. This credit facility replaces the previously existing $600 million Revolving Credit Facility dated July 2, 1999, with a maturity date of June 30, 2000 and the $200 million Revolving Credit Facility entered into in March 2000 that was terminated on June 1, 2000. At June 30, 2000, $247 million was outstanding under the commercial paper facility.

On April 20, 2000, the Board of Directors of the Company renewed the authorized stock buyback plan for up to 15 percent of its capital stock for an additional year. The program authorizes the Company to make purchases of its common stock on the open market with the timing and terms of purchases and the number of shares purchased to be determined by management based on market conditions and other factors. Purchases began in May 1999. Through June 30, 2000, 2,562,958 shares had been purchased. The purchased shares are held in treasury and are available for general corporate purposes, funding of stock-based compensation plans, resale, or retirement. Through June 30, 2000, shares reissued for compensation and benefit plans totaled 164,434. Purchases are financed with short-term debt. The Company believes that internally generated funds and access to financial markets will be sufficient to meet its normal debt services, dividend requirements, and capital expenditures.

D.   New Accounting  Pronouncements

Statement of Financial Accounting Standards No. 133, Accounting for Derivatives Instruments and Hedging Activities (Statement 133), was issued by the Financial Accounting Standards Board (FASB) in June, 1998. Statement 133 standardizes the accounting for derivatives instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedge exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately.

Statement 133 was amended by Statement of Financial Accounting Standards No. 137 in June, 1999 which delayed implementation until fiscal years beginning after June 15, 2000, with early adoption permitted. Statement 133 was amended again by Statement of Financial Accounting Standards No. 138 in June 2000 which amends the accounting and reporting standards of Statement 133 for certain derivative instruments and certain hedging activities. Statement 138 also amends Statement 133 for decisions made by the FASB relating to the Derivatives Implementation Group process. The Company has not determined the impact of adopting Statement 133.

In July 2000, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-17, "Measuring the Fair Value of Energy-Related Contracts in Applying EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 00-17). EITF 00-17 is effective for the Company's third quarter of 2000 and requires companies engaging in an arbitrage strategy to value each energy trading contract separately rather than link the contracts. Management believes that the impact of adopting EITF 00-17 will be immaterial to the financial statements.

Item 3.   QUANTITATIVE AND  QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management - The Company, substantially through its nonutility segments, is exposed to market risk in the normal course of its business operations through the impact of market fluctuations in the price of natural gas and oil. Market risk refers to the risk of loss in cash flows and future earnings arising from adverse changes in commodity energy prices. The Company's primary exposure arises from fixed price purchase or sale agreements which extend for periods of up to 48 months, gas in storage inventories utilized by the gas marketing operation, and anticipated sales of oil and gas production and natural gas liquids. To a lesser extent, the Company is exposed to risk of changing prices or the cost of intervening transportation resulting from purchasing gas at one location and selling it at another (hereinafter referred to as basis risk). To minimize the risk from market fluctuations in the price of natural gas and oil, the Company uses commodity derivative instruments such as futures contracts, swaps and options to hedge existing or anticipated purchase and sale agreements, existing physical gas in storage, and basis risk. None of these derivatives are held for speculative purposes. The Company adheres to policies and procedures which limit its exposure to market risk from open positions and monitors its exposure to market risk. The results of the Company's derivative hedging activities continue to meet its stated objective.

The Company's regulated distribution operations are exposed to market risk in the normal course of business operations due to the impact of fluctuations on gas sales resulting from weather as measured by heating degree days (HDD). Market risk refers to the risk of loss in cash flows and future earnings arising from adverse fluctuation in gross margins on gas sales.

To minimize the impact of weather on operations, the Company uses weather derivative swaps to manage the risk of fluctuations in HDD during the heating season. Under the weather derivative swap agreements, the Company receives a fixed payment per degree day below the contracted normal HDD and pays a fixed amount per degree day above the contracted normal HDD. The swaps also contain a contract cap that limits the amount either party is required to pay. There are no HDD swaps outstanding at June 30, 2000.

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

Interest Rate Risk - The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company manages interest rate risk through the use of fixed rate debt, floating rate debt and interest rate swaps. As of June 30, 2000 and December 31, 1999, a hypothetical 10 percent change in market interest rates would result in an annual $3.8 and $2.1 million change in interest costs related to short-term and floating rate debt including the interest rate swaps, respectively, based on principal balances outstanding at these dates.

Value-at-Risk Disclosure of Market Risk - The Company measures market risk in its price risk management portfolios using value at risk. The quantification of market risk, using value at risk, provides a consistent measure of risk across energy markets and products with different risk factors in order to set overall risk tolerance and risk targets. The use of this methodology requires a number of key assumptions. The Company relies on value at risk to determine the potential reduction in the price risk management portfolio value arising from changes in market conditions.

At June 30, 2000, the Company's estimated potential one-day favorable or unfavorable impact on future earnings, as measured by the VAR, using a 95 percent confidence level, diversified correlation and assuming three days to liquidate positions is immaterial.

The Company's calculated VAR exposure represents an estimate of potential losses that would be recognized for its portfolio of derivative financial instruments and firm physical contracts and gas-in-storage assuming hypothetical movements in future market rates and are not necessarily indicative of actual results that may occur. It does not represent the maximum possible loss nor any expected loss that may occur, because actual future gains and losses will differ from those estimated, based on actual fluctuations in the market rates, operating exposures, and the timing thereof, and changes in the Company's portfolio of derivative financial instruments and firm physical contracts.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Southern Union Company v. Southwest Gas Corporation, et al., No. CIV 99 1294 PHX ROS, United States District Court for the District of Arizona ("the Court"). The Company and the other defendants filed motions to dismiss the amended complaint on December 6, 1999. A portion of the motions were heard by the Court on August 4, 2000. On May 30, 2000 Southern Union filed a dismissal with prejudice of its claims against Larry Brummett. Southern Union filed its Second Amended Complaint on August 3, 2000. On August 4, 2000, the Court granted Southern Union's motion to dismiss without prejudice its federal and state Racketeer Influenced and Corrupt Organizations claims against the ONEOK officers.

Joint Application of Oklahoma Natural Gas Company, a Division of ONEOK, Inc., ONEOK Gas Transportation Company, a Division of ONEOK, Inc., and Kansas Gas Service Company, a Division of ONEOK, Inc., for Approval of Their Unbundling Plan for Natural Gas Services Upstream of the City Gates or Aggregation Points, Cause PUD No. 980000177 before the Oklahoma Corporation Commission. On July 10, 2000, the Company and counter-appellant, Octagon Resources, filed a Joint Motion to Dismiss the appeal pursuant to the stipulation of the parties to the Company's rate proceeding. The court issued an order dismissing the case on July 17, 2000.

Application of Ernest G. Johnson, Director of the Public Utility Division, Oklahoma Corporation Commission, to Review the Rates, Charges, Services and Service Terms of Oklahoma Natural Gas Company, a division of ONEOK, Inc., and All Affiliated Companies and Any Affiliate or Nonaffiliate Transaction Relevant to Such Inquiry, Cause PUD No. 980000683, Oklahoma Corporation Commission. The Commission issued a final order concluding the case on May 30, 2000. The time for appeal has passed and the order is now final.

In re: ONEOK, Inc. Derivative litigation f/k/a Gaetan Lavalla, Derivatively on Behalf of Nominal Defendant ONEOK, Inc. v. Larry W. Brummett, et al., District Court of Tulsa County, No. CJ-2000-598 and Hayward Lane, Derivatively on Behalf of Nominal Defendant ONEOK, Inc. v. Larry W. Brummett, et al., District Court of Tulsa County, No. CJ-2000-593. Counsel for the parties agreed to the terms of a motion which was subsequently granted and entered as an order by the Court on June 6, 2000, under which these cases have been consolidated into one case, and a schedule was established. The plaintiffs filed a consolidated amended petition on July 21, 2000, to which the defendants are to respond within 45 days.

Brenda Morrison v. Chesapeake Panhandle Limited Partnership prior to merger known as MC Panhandle, Inc. and as Chesapeake Panhandle, Inc. and Chesapeake Operating, Inc., general partner of Chesapeake Panhandle Limited Partnership, Chesapeake Energy Corporation, Chesapeake Energy Marketing, Inc., Natural Gas Pipeline Company of America, Midcon Gas Services Corp., Midcon Gas Products Corp., Kinder Morgan, Inc. f/k/a KN Energy, Inc., ONEOK Texas Gas Marketing L.P. f/k/a KN Marketing, L.P. American Pipeline Company and Occidental Petroleum Corporation, 100th District Court, Carson County, Texas, Cause No. 8864. Certain royalty owners in this action are making claims for excessive and unreasonable gathering and transportation charges and are seeking class certification. Plaintiffs allege that several hundred royalty owners are members of the proposed class. Plaintiffs have not yet alleged specific dollar amounts of damages.

Switzer, et al., v. Chevron U.S.A., Inc., Dynegy Midstream Services, Ltd., and Dynegy Midstream, L.L.C., Case No. CIV-00-478-R, in the United States District Court for the Western District of Oklahoma. On March 8, 2000, plaintiffs filed a Complaint against Chevron U.S.A., Inc. ("Chevron") and Dynegy, Inc. On March 24, 2000, plaintiffs substituted Dynegy Midstream Services, Ltd. for Dynegy, Inc. as defendant. In a Second Amended Complaint filed April 7, 2000, plaintiffs added Dynegy Midstream, L.L.C. as a defendant. In connection with an acquisition between the Company, Dynegy, Inc. and certain of Dynegy's affiliates which closed March 22, 2000, the Company purchased all of the ownership units of Dynegy Midstream, L.L.C. The Second Amended Complaint seeks certification of a class of royalty owners in Chevron leases or units that produced gas processed in the Leedey Plant. The first cause of action is against Chevron for breach of contract for failure to properly compute and pay royalties. The second cause of action is against Chevron and the Dynegy defendants for an accounting and money damages for failure to properly account for all sales and purchases of hydrocarbons from the subject oil and gas leases. The third cause of action is for declaratory relief against all three defendants. On May 16, 2000, an Answer was filed on behalf of ONEOK Midstream, L.L.C. (formerly Dynegy Midstream, L.L.C.).

Condemnation Actions. A subsidiary of the Company recently commenced condemnation actions against certain surface and mineral owners with expired or expiring leases relating to its Sayre storage facility. These cases are in their initial stages and there has been no evaluation at this time of any potential liability involved with these matters.

Joseph H. Pool, et al., vs. Natural Gas Pipeline Company of America, MidCon Gas Services Corp., Chesapeake Panhandle Limited Partnership, MidCon Gas Products Corp., et al., 100th District Court, Moore County, Texas, Cause No. 98-50. Certain mineral owners filed litigation approximately two years ago against certain defendants seeking a declaration that their leases have expired and that defendants have converted gas from the premises for a value of not less than $3.4 million plus damages for defendants' bad faith trespassing and fraudulent conduct. Plaintiffs have recently added MidCon Gas Products Corp., predecessor by merger to ONEOK Field Services Holdings, Inc., as a defendant to this action.

For additional information regarding the Company's legal proceedings, see the Company's Form 10-K for the period ended August 31, 1999, the Company's Form 10-Q for the period ended November 30, 1999, the Company's Form 10-Q for the transition period ended December 31, 1999 and the Company's Form 10-Q for the period ended March 31, 2000.

Item 6.   Exhibits and Reports on Form 8-K and 8-K/A


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

     Amended Certificate of Incorporation of ONEOK, Inc., filed January 16, 1998 (Incorporated by reference from Exhibit (1)(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998).

     Certificate of Designation for Convertible Preferred Stock of WAI, Inc. (now ONEOK, Inc.) Filed November 26, 1997 (Incorporated by reference from
     Exhibit 3.3 to Amendment No. 3 to Registration Statement on Form S-4 filed August 31, 1997).

     Certificate of Designation for Series C Participating Preferred Stock of ONEOK, Inc. filed November 26, 1998 (Incorporated by reference from Exhibit No. 1 to Form 8-A filed November 26, 1997).

     Certificate of Merger of the Company filed April 3, 1998.

     Certificate of Merger of the Company filed April 28, 2000.

     By-laws of ONEOK, Inc., as amended (Incorporated by reference from Exhibit
     (3)(d) to the Company's Annual Report on Form 10-K for the year ended August 31, 1999.

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

     Seventh Supplemental Indenture dated April 24, 2000, between the Company and Chase Bank of Texas, National Association, incorporated by reference from Form 8-K dated April 24, 2000.

(B)  Reports on Form 8-K and Form 8-K/A

     May 30, 2000 - Announced that construction began on an electricity generating plant. June 19, 2000 - Amended the 8-K filed April 6, 2000, announcing the closing of the acquisition of the businesses acquired from Kinder Morgan, Inc.

     June 19, 2000 - Amended the 8-K filed April 6, 2000, announcing the closing of the acquisition of the businesses acquired from Kinder Morgan, Inc.

     July 10, 2000 - Entered in an $800 million Revolving Credit Facility.

                                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of August 2000.


                                  ONEOK, Inc.
                                  Registrant



                                  By:  /s/ Jim Kneale
                                       -----------------------------------
                                       Jim Kneale
                                       Vice President, Treasurer and
                                       Chief Financial Officer
                                       (Principal Financial Officer)