Form 10-Q
period 2000-09-30
ONEOK INC /NEW/
filed 2000-11-13
CIK 1039684

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
    ACT OF 1934

              For the quarterly period ended September 30, 2000.

                                      OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the transition period from _______________ to

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

On September 30, 2000, the Company had 29,195,884 shares of common stock outstanding.

                                  ONEOK, Inc.

                         QUARTERLY REPORT ON FORM 10-Q

Part I.            Financial Information                                                            Page No.
                   Consolidated Condensed Statements of Income -                                    3
                   Three and Nine Months Ended September 30, 2000 and 1999

                   Consolidated Condensed Balance Sheets -
                   September 30, 2000 and December 31, 1999                                         4-5

                   Consolidated Condensed Statements of Cash Flows -
                   Nine Months Ended September 30, 2000 and 1999                                    6

                   Notes to Consolidated Condensed Financial Statements                             7 - 14

                   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                    15 - 27

                   Quantitative and Qualitative Disclosures about Market Risk                       27 - 28

Part II.           Other Information                                                                29 - 31

Item 1.  Financial Statements

ONEOK, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                             Three Months Ended                Nine Months Ended
                                                                September 30,                    September 30,
(Unaudited)                                                  2000           1999             2000            1999
-----------------------------------------------------------------------------------------------------------------------
                                                                            (Thousands of Dollars)
Operating Revenues                                         $ 1,754,790      $480,257       $ 3,970,390     $ 1,417,751
Cost of gas                                                  1,578,981       354,026         3,379,272         944,839
-----------------------------------------------------------------------------------------------------------------------
Net Revenues                                                   175,809       126,231           591,118         472,912
-----------------------------------------------------------------------------------------------------------------------
Operating Expenses
Operations and maintenance                                      75,421        64,014           210,198         184,507
Depreciation, depletion, and amortization                       36,068        32,115           107,556          98,375
General taxes                                                   15,239        10,540            39,594          30,791
-----------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                       126,728       106,669           357,348         313,673
-----------------------------------------------------------------------------------------------------------------------
Operating Income                                                49,081        19,562           233,770         159,239
-----------------------------------------------------------------------------------------------------------------------
Other income and (expenses)                                     (1,629)        1,646            10,135           1,646
Interest expense                                                32,337        17,704            82,665          44,623
Income taxes                                                     5,029         1,705            63,085          44,532
-----------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of a change in                  10,086         1,799            98,155          71,730
 accounting principle
Cumulative effect of a change in
 accounting principle, net of tax (Note J)                           -             -             2,115               -
-----------------------------------------------------------------------------------------------------------------------
Net Income                                                      10,086         1,799           100,270          71,730
Preferred Stock Dividends                                        9,275         9,276            27,825          27,907
-----------------------------------------------------------------------------------------------------------------------
Income (Loss) Available for Common Stock                         $ 811      $ (7,477)         $ 72,445        $ 43,823
=======================================================================================================================
Earnings Per Share of Common Stock (Note F)
 Basic                                                          $ 0.03       $ (0.24)           $ 2.48          $ 1.40
=======================================================================================================================
 Diluted                                                        $ 0.03       $ (0.24)           $ 2.04          $ 1.39
=======================================================================================================================
Average Shares of Common Stock (Thousands)
 Basic                                                          29,200        31,030            29,214          31,414
 Diluted                                                        29,204        31,030            49,163          51,461

See accompanying notes to consolidated condensed financial statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                 September 30,    December 31,
(Unaudited)                                                                         2000              1999
----------------------------------------------------------------------------------------------------------------
                                                                                    (Thousands of Dollars)
Assets
Current Assets
 Cash and cash equivalents                                                       $        137     $          72
 Trade accounts and notes receivable                                                1,147,918           371,313
 Inventories                                                                          322,983           134,871
 Assets from price risk management activities (Note J)                                785,936                 -
 Restricted deposits                                                                  100,981            40,928
 Other current assets                                                                  47,887            46,537
----------------------------------------------------------------------------------------------------------------
   Total Current Assets                                                             2,405,842           593,721
----------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment                                                       4,066,654         3,143,693
 Accumulated depreciation, depletion, and amortization                              1,090,101         1,021,915
----------------------------------------------------------------------------------------------------------------
   Net Property                                                                     2,976,553         2,121,778
----------------------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets
 Regulatory assets, net (Note D)                                                      255,489           247,486
 Goodwill                                                                              92,496            80,743
 Assets from price risk management activities (Note J)                                399,666                 -
 Investments and other                                                                216,905           195,847
----------------------------------------------------------------------------------------------------------------
   Total Deferred Charges and Other Assets                                            964,556           524,076
----------------------------------------------------------------------------------------------------------------
      Total Assets                                                               $  6,346,951     $   3,239,575
================================================================================================================

See accompanying notes to consolidated condensed financial statements.

                                                                                 September 30,    December 31,
(Unaudited)                                                                         2000              1999
----------------------------------------------------------------------------------------------------------------
                                                                                    (Thousands of Dollars)
Liabilities and Shareholders' Equity
Current Liabilities
 Current maturities of long-term debt                                            $     14,367     $      21,767
 Notes payable                                                                        481,105           462,242
 Accounts payable                                                                   1,129,389           237,653
 Accrued taxes                                                                         15,332               359
 Accrued interest                                                                      14,358            16,628
 Liabilities from price risk management activities (Note J)                           828,062                 -
 Other                                                                                 69,260            48,064
----------------------------------------------------------------------------------------------------------------
  Total Current Liabilities                                                         2,551,873           786,713
----------------------------------------------------------------------------------------------------------------
Long-term Debt, excluding current maturities                                        1,348,955           775,074
Deferred Credits and Other Liabilities
 Deferred income taxes                                                                377,456           348,218
 Liabilities from price risk management activities (Note J)                           549,996                 -
 Lease obligation                                                                     121,862                 -
 Other deferred credits                                                               209,105           178,046
----------------------------------------------------------------------------------------------------------------
  Total Deferred Credits and Other Liabilities                                      1,258,419           526,264
----------------------------------------------------------------------------------------------------------------
   Total Liabilities                                                                5,159,247         2,088,051
----------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note G)
Shareholders' Equity
  Convertible Preferred Stock, $0.01 par value:  Series A authorized                      199               199
      20,000,000 shares; issued and outstanding 19,946,448 shares
  Common stock, $0.01 par value:  authorized 100,000,000 shares; issued                   316               316
      31,599,305 shares and outstanding 29,195,884 and 29,554,623 shares
  Paid in capital (Note I)                                                            894,976           894,976
  Unearned compensation                                                                (1,169)           (1,825)
  Retained earnings                                                                   362,557           317,964
  Treasury stock at cost: 2,403,421 and 2,044,682 shares                              (69,175)          (60,106)
----------------------------------------------------------------------------------------------------------------
   Total Shareholders' Equity                                                       1,187,704         1,151,524
----------------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                                   $  6,346,951     $   3,239,575
================================================================================================================

ONEOK, Inc. and Subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       Nine Months Ended
                                                                                         September 30,
(Unaudited)                                                                         2000                1999
------------------------------------------------------------------------------------------------------------------
                                                                                     (Thousands of Dollars)
Operating Activities
 Net income                                                                         $   100,270         $  71,730
 Depreciation, depletion, and amortization                                              107,556            98,375
 Gain on sale of assets                                                                 (27,050)                -
 Net income from equity investments                                                      (3,357)           (1,170)
 Deferred income taxes                                                                   28,633            15,889
 Changes in assets and liabilities                                                     (117,595)          (34,912)
------------------------------------------------------------------------------------------------------------------
  Cash Provided by Operating Activities                                                  88,457           149,912
------------------------------------------------------------------------------------------------------------------
Investing Activities
 Changes in other investments, net                                                       (6,121)          (66,312)
 Acquisitions                                                                          (460,472)         (296,287)
 Capital expenditures, net of retirements                                              (202,915)         (159,894)
 Proceeds from sale of property                                                          60,659                 -
------------------------------------------------------------------------------------------------------------------
  Cash Used in Investing Activities                                                    (608,849)         (522,493)
------------------------------------------------------------------------------------------------------------------
Financing Activities
 Payment (borrowing) of notes payable, net                                               18,863           (22,200)
 Issuance of debt                                                                       589,429           500,000
 Payment of debt                                                                        (22,948)          (16,581)
 Issuance of common stock                                                                     -             1,381
 Issuance of treasury stock                                                               2,229                 -
 Acquisition of treasury stock                                                          (12,138)          (23,029)
 Dividends paid                                                                         (54,978)          (57,183)
------------------------------------------------------------------------------------------------------------------
  Cash Provided by Financing Activities                                                 520,457           382,388
------------------------------------------------------------------------------------------------------------------
   Change in Cash and Cash Equivalents                                                       65             9,807
   Cash and Cash Equivalents at Beginning of Period                                          72                 -
------------------------------------------------------------------------------------------------------------------
    Cash and Cash Equivalents at End of Period                                      $       137         $   9,807
==================================================================================================================

See accompanying notes to consolidated condensed financial statements.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)


A.     Change in Fiscal Year End.

In October 1999, the Board of Directors of ONEOK, Inc. and subsidiaries (the Company) approved a change in the Company's fiscal year-end from August 31 to December 31 beginning January 1, 2000. The consolidated condensed financial statements for the third quarter and fiscal year to date under the new fiscal year are presented in this Form 10-Q. A transition report was filed on Form 10-Q for the period September 1, 1999, through December 31, 1999.

B.     Summary of Significant Accounting Policies

Interim Reporting. The interim consolidated condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for a twelve-month period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended August 31, 1999.

Reclassifications. Certain amounts in the consolidated condensed financial statements have been reclassified to conform to the current presentation.

C.     Significant Events

On November 3, 2000, the Company announced the execution of long-term agreements between ONEOK Gas Transportation, L.L.C., (OGT), a subsidiary of ONEOK, Inc., and Duke Energy North America (DENA) whereby OGT will provide natural gas transportation service to DENA's natural gas fueled McClain Energy Facility.

The Company received a final order (the Order), on May 30, 2000, in the rate case before the Oklahoma Corporation Commission (OCC). The Order provided a $20 million net revenue reduction in rates which will be offset by an annual reduction in depreciation expense of $11.4 million. The Order also transferred the Oklahoma assets and customers of Kansas Gas Service Company Division (KGS) to Oklahoma Natural Gas Company Division (ONG), separated the distribution assets of ONG and the transmission assets of ONEOK Gas Transportation, L.L.C.
(OGT), and related affiliates into two separate public utilities, adjusted rates for the removal of the gathering and storage assets no longer collected in base rates and provided for the recovery of gas purchase operations and maintenance expenses and line losses through a rider rather than base rates. The Order also provided for the deregulation of storage assets. Additionally, the Order approved a contract between ONG and OGT and affiliates for transportation and storage services.

On April 5, 2000, the Company acquired certain natural gas gathering and processing assets located in Oklahoma, Kansas and West Texas from Kinder Morgan, Inc. (KMI). The Company also acquired KMI's marketing and trading operations, as well as some storage and transmission pipelines in the mid-continent region. The Company paid approximately $109 million for these assets plus working capital of approximately $53 million which is subject to adjustment. The Company also assumed certain liabilities including those related to an operating lease for a processing plant for which the Company established a liability for an uneconomic lease obligation and some firm capacity lease obligations to third parties for which the Company established a reserve for out-of-market terms of those obligations. The assets and liabilities acquired have been recorded at preliminary fair values. As additional information is obtained, there could be significant adjustments to the purchase price allocation. The Company expects to have its evaluation complete and record adjustments, if any, in the fourth quarter of fiscal 2000. The acquisition was accounted for as a purchase. The results of operations of this acquisition are included in the consolidated condensed statement of income subsequent to the purchase date.

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

                                                           Pro Forma
                                                        Nine Months Ended
                                                          September 30,
                                                       2000           1999
                                                   ---------------------------
                                                      (Thousands of Dollars)
    Operating revenues                             $ 4,919,678     $ 4,391,352
    Net income                                     $   107,428     $    79,872
    Income available for common shareholders       $    79,603     $    51,986
    Earnings Per Share of Common Stock - Diluted   $      2.19     $      1.56
    ==========================================================================


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

On January 20, 2000, the Board of Directors of the Company voted unanimously to terminate the merger agreement with Southwest Gas Corporation (Southwest) in accordance with the terms of the merger agreement. The Company charged $10.7 million of previously deferred transaction and ongoing litigation costs to Other income and (expenses) for the nine months ended September 30, 2000.

D.     Regulatory Assets

The following table is a summary of the Company's regulatory assets, net of amortization.


                                                  September 30,  December 31,
                                                      2000           1999
    -------------------------------------------------------------------------
                                                     (Thousands of Dollars)
    Recoupable take-or-pay                          $ 80,590      $ 84,343
    Pension costs                                     16,351        19,487
    Postretirement costs other than pension           64,180        62,207
    Transition costs                                  22,350        22,746
    Reacquired debt costs                             23,424        24,068
    Income taxes                                      31,644        23,337
    Other                                             16,950        11,298
    -------------------------------------------------------------------------
    Regulatory assets, net                          $255,489      $247,486
    =========================================================================

E.     Supplemental Cash Flow Information

The following table is supplemental information relative to the Company's cash flows.

                                                       Nine Months Ended
                                                          September 30,
                                                     2000             1999
    -----------------------------------------------------------------------
                                                     (Thousands of Dollars)

    Cash paid during the year
       Interest (including amounts capitalized)     $   86,124   $   39,896
       Income taxes                                 $   41,243   $   37,966
       Acquisitions
         Property, plant, and equipment             $  782,970   $  289,931
         Current assets                                 74,012            -
         Current liabilities                           (20,996)           -
         Goodwill                                       14,459       10,817
         Lease obligation                             (139,000)           -
         Price risk management activities             (239,660)           -
         Deferred credits                              (11,313)           -
         Deferred income taxes                               -       (4,461)
    -----------------------------------------------------------------------
            Cash paid                               $  460,472   $  296,287
    =======================================================================

F.     Earnings per Share Information

                                                    Three Months Ended                     Three Months Ended
                                                    September 30, 2000                     September 30, 1999
                                                                     Per Share                              Per Share
                                              Income       Shares      Amount        Income      Shares       Amount
                                              ------------------------------------------------------------------------
                                                           (Thousands, except per share amounts)
Basic EPS
  Income available for common stock           $  811       29,200      $  0.03     $ (7,477)     31,030        $(0.24)
                                                                       =======                                 ======
Effect of Dilutive Securities
  Options                                          -            4                         -           -
  Convertible preferred stock                      -            -                         -           -
                                              ------       ------                  --------      ------
Diluted EPS
  Income available for common stock
    + assumed conversion                      $  811       29,204      $  0.03     $ (7,477)     31,030        $(0.24)
======================================================================================================================

                                                     Nine Months Ended                   Nine Months Ended
                                                    September 30, 2000                   September 30, 1999
                                                                     Per Share                            Per Share
                                              Income       Shares      Amount        Income       Shares    Amount
                                            ----------------------------------------------------------------------
                                                           (Thousands, except per share amounts)

Basic EPS
  Income available for common stock         $ 72,445       29,214       $ 2.48     $ 43,823       31,414     $1.40
                                                                        ======                               =====
Effect of Dilutive Securities
  Options                                          -            3                         -          101
  Convertible preferred stock                 27,825       19,946                    27,907       19,946
                                            --------      -------                  --------  -    -------
Diluted EPS
  Income available for common stock
    + assumed conversion                    $100,270       49,163       $ 2.04     $ 71,730       51,461     $1.39
==================================================================================================================

There were 56,677 and 41,817 option shares excluded from the calculation of Diluted Earnings per Share for the three months ended September 30, 2000 and 1999, respectively, due to being antidilutive for the periods. There were 19,946,448 shares of convertible preferred stock excluded from the calculation of Diluted Earnings per Share due to being antidilutive for the three months ended September 30, 2000 and 1999. For the nine months ended September 30, 2000 and 1999, there were 153,639 and 68,658 option shares excluded from the calculation of Diluted Earnings per Share, respectively, due to being antidilutive.

The following is a reconciliation of the basic and diluted EPS computations on income before the cumulative effect of a change in accounting principle to net income.

                                             Nine Months Ended September 30,
                                              Basic EPS         Diluted EPS
                                             2000   1999        2000   1999
                                            ---------------------------------
                                                   (Per share amounts)
       Income available for common stock      $2.41  $1.40       $2.00  $1.39
         before cumulative effect of a
         change in accounting principle
       Cumulative effect of a change in        0.07      -        0.04      -
         accounting principle, net of tax
                                            ---------------   ---------------
       Income available for common stock      $2.48  $1.40       $2.04  $1.39
       ======================================================================

G.     Commitments and Contingencies

The Company and Southwest entered into a merger agreement, as amended, in which the Company agreed to acquire Southwest for $30 per share of common stock in an all cash transaction valued at $918 million. In January 2000, the Company terminated the merger in accordance with the terms of the merger agreement.

The Company and certain of its officers as well as Southwest and certain of its officers and others have been named as defendants in a lawsuit brought by Southern Union Company (Southern Union). The complaint asks for $750 million damages to be trebled for racketeering and unlawful violations, compensatory damages of not less than $750 million and rescission of the Confidentiality and Standstill Agreement.

Southwest has filed a complaint against the Company and Southern Union in the United States District Court in Arizona. Southwest seeks actual, consequential, incidental and punitive damages in an amount in excess of $75,000 and a declaration that the Company has breached the merger agreement.

On February 3, 2000, two substantially identical derivative actions were filed in the District Court in Tulsa, Oklahoma by shareholders against the members of the Board of Directors of the Company for alleged violation of their fiduciary duties to the Company by causing or allowing the Company to engage in certain fraudulent and improper schemes relating to the planned merger with Southwest. In June 2000, these cases were consolidated into one case. Such conduct allegedly caused the Company to be sued by both Southwest and Southern Union which exposed the Company to millions of dollars in liabilities. The plaintiffs seek an award of compensatory and punitive damages and costs, disbursements and reasonable attorney fees. On September 19, 2000, the Company and its directors and officers, named as defendants, filed Motions to Dismiss the actions for failures of the plaintiffs to make a presuit demand on ONEOK's Board of Directors.

In September, 2000, the cases pending in the United States District Court in Tulsa, Oklahoma relating to Southwest Gas matters were transferred to the United States District Court in Arizona. On October 17, 2000, in the Arizona Court, the Southwest Gas case was transferred to the same Judge considering the Southern Union case and the matter of consolidating the cases was referred to a Special Master.

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

The Company has responsibility for 12 manufactured gas sites located in Kansas which may contain potentially harmful materials that are classified as hazardous substances. Hazardous substances are subject to control or remediation under various environmental laws and regulations. A consent agreement with the Kansas Department of Health and Environment presently governs all future work at these sites. The terms of the consent agreement allow the Company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. The prioritized sites will be investigated over a ten-year period. At September 30, 2000, the costs of the investigations and risk analysis have been minimal. Limited information is available about the sites. Management's best estimate of the cost of remediation ranges from $100 thousand to $10 million per site based on a limited comparison of costs incurred to remediate comparable sites. These estimates do not give effect to potential insurance recoveries, recoveries through rates or from third parties. The Kansas Corporation Commission (KCC) has permitted others to recover remediation costs through rates. It should be noted that additional information and testing could result in costs significantly below or in excess of the amounts estimated above. To the extent that such remediation costs are not recovered, the costs could be material to the Company's results of operations and cash flows depending on the remediation done and number of years over which the remediation is completed.

The Company is a party to other litigation matters and claims which are normal in the course of its operations, and while the results of litigation and claims cannot be predicted with certainty, management believes the final outcome of such matters will not have a materially adverse effect on consolidated results of operations, financial position, or liquidity.

H.     Segments

The Company conducts its operations through six segments: (1) the Marketing segment markets natural gas to wholesale and retail customers and markets electricity to wholesale customers; (2) the Gathering and Processing segment gathers and processes natural gas and natural gas liquids; (3) the Transportation and Storage segment transports and stores natural gas for others and buys and sells natural gas; (4) the Distribution segment distributes natural gas to residential, commercial and industrial customers, leases pipeline capacity to others and provides transportation services for end-use customers;
(5) the Production segment develops and produces natural gas and oil; and (6) the Other segment primarily operates and leases the Company's headquarters building and a related parking facility.

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

                                                Gathering
     Three Months Ended                           and      Transportation                             Other and
     September 30, 2000          Marketing     Processing   and Storage      Distribution Production Eliminations     Total
------------------------------------------------------------------------------------------------------------------------------
                                                      (Thousands of Dollars)
Sales to unaffiliated customers  $1,226,292    $ 306,352     $     33,607    $    169,279   $ 12,454  $     6,806  $ 1,754,790
Intersegment sales                   49,892       51,125           12,152           1,021      5,914     (120,104)           -
------------------------------------------------------------------------------------------------------------------------------
Total Revenues                   $1,276,184    $ 357,477     $     45,759    $    170,300   $ 18,368  $  (113,298) $ 1,754,790
------------------------------------------------------------------------------------------------------------------------------
Net revenues                     $   15,937    $  70,886     $     39,966    $     55,382   $ 18,368  $   (24,730) $   175,809
Operating costs                  $    4,558    $  31,328     $     19,714    $     51,552   $  6,443  $   (22,935) $    90,660
Depreciation, depletion and
    amortization                 $      192    $   6,839     $      4,628    $     16,087   $  7,701  $       621  $    36,068
Operating income                 $   11,187    $  32,719     $     15,624    $    (12,257)  $  4,224  $    (2,416) $    49,081
Income from equity
    investments                  $        -    $       -     $        519    $          -   $     37  $         -  $       556
------------------------------------------------------------------------------------------------------------------------------

                                                Gathering
     Three Months Ended                           and      Transportation                             Other and
     September 30, 1999          Marketing     Processing   and Storage      Distribution Production Eliminations     Total
------------------------------------------------------------------------------------------------------------------------------
                                                      (Thousands of Dollars) Dollars)

Sales to Unaffiliated customers $ 275,084     $ 49,848       $ 13,769        $    130,924   $13,697   $   (3,065)    $  480,257
Intersegment sales                  2,430        1,873         16,357                 994     4,173      (25,827)             -
-------------------------------------------------------------------------------------------------------------------------------
Total Revenues                  $ 277,514     $ 51,721       $ 30,126        $    131,918   $ 17,870  $  (28,892)    $  480,257
-------------------------------------------------------------------------------------------------------------------------------
Net revenues                    $   6,179     $ 15,005       $ 30,126        $     62,676   $ 17,870  $   (5,625)    $  126,231
Operating costs                 $   2,540     $  6,280       $  8,984        $     55,647   $ 5,735   $   (4,632)    $   74,554
Depreciation, depletion and
    amortization                $     160     $  1,781       $  3,748        $     18,100   $ 7,753   $      573     $   32,115
Operating income                $   3,479     $  6,944       $ 17,394        $    (11,071)  $ 4,382   $   (1,566)    $   19,562
Income (loss) from equity
    investments                 $       -     $      -       $   (115)       $          -   $    23   $        -     $      (92)
-------------------------------------------------------------------------------------------------------------------------------

                                                  Gathering
     Nine Months Ended                               and      Transportation                               Other and
     September 30, 2000             Marketing     Processing   and Storage    Distribution   Production  Eliminations     Totals
-----------------------------------------------------------------------------------------------------------------------------------
                                                               (Thousands of Dollars)
Sales to unaffiliated customers     $2,537,207   $  554,441    $    81,507    $    736,761   $   45,318  $     15,156   $ 3,970,390
Intersegment sales                     195,870       94,442         40,873           2,848       11,357      (345,390)            -
-----------------------------------------------------------------------------------------------------------------------------------
Total Revenues                      $2,733,077   $  648,883    $   122,380    $    739,609   $   56,675  $   (330,234)  $ 3,970,390
-----------------------------------------------------------------------------------------------------------------------------------
Net revenues                        $   61,657   $  145,051    $   108,900    $    271,556   $   56,675  $    (52,721)  $   591,118
Operating costs                     $   11,258   $   59,971    $    48,321    $    162,955   $   17,968  $    (50,681)  $   249,792
Depreciation, depletion and
    amortization                    $      697   $   15,530    $    13,825    $     51,460   $   24,153  $      1,891   $   107,556
Operating income                    $   49,702   $   69,550    $    46,754    $     57,141   $   14,554  $     (3,931)  $   233,770
Cumulative effect of a change
    in accounting principle,
    before tax                      $    3,449   $        -    $         -    $          -   $        -  $          -   $     3,449
Income from equity
    investments                     $        -   $        -    $     3,291    $          -   $       66  $          -   $     3,357
Total assets                        $2,481,205   $1,394,540    $   631,128    $  1,716,326   $  353,892  $   (230,140)  $ 6,346,951
-----------------------------------------------------------------------------------------------------------------------------------

                                                  Gathering
     Nine Months Ended                               and      Transportation                               Other and
     September 30, 1999             Marketing     Processing   and Storage    Distribution   Production  Eliminations     Totals
-----------------------------------------------------------------------------------------------------------------------------------
                                                               (Thousands of Dollars)
Sales to unaffiliated customers     $  614,792   $    79,915   $    28,371    $    656,256   $   40,180  $     (1,763)  $ 1,417,751
Intersegment sales                      45,469         7,192        55,679           5,610       16,889      (130,839)           -
-----------------------------------------------------------------------------------------------------------------------------------
Total Revenues                      $  660,261   $    87,107   $    84,050    $    661,866   $   57,069  $   (132,602)  $ 1,417,751
-----------------------------------------------------------------------------------------------------------------------------------
Net revenues                        $   23,927   $    29,843   $    84,050    $    293,121   $   57,069  $    (15,098)  $   472,912
Operating costs                     $    7,057   $    11,002   $    24,938    $    171,157   $   15,627  $    (14,483)  $   215,298
Depreciation, depletion and
    amortization                    $      461   $     3,474   $    10,582    $     57,061   $   25,835  $        962   $    98,375
Operating income                    $   16,409   $    15,367   $    48,530    $     64,903   $   15,607  $     (1,577)  $   159,239
Income from equity
    investments                     $        -   $         -   $     1,110    $          -   $       60  $          -   $     1,170
-----------------------------------------------------------------------------------------------------------------------------------

I.   Paid in Capital

Paid in Capital at September 30, 2000 and December 31, 1999, was $330.8 million for common stock and $564.2 million for convertible preferred stock.

J.   Energy Trading and Risk Management

On January 1, 2000, the Company adopted the provisions of Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10) for certain energy trading contracts. EITF 98-10 requires entities involved in energy trading activities to record energy trading contracts using the mark-to-market method of accounting. Under this methodology, the energy trading contracts with third parties are reflected at fair market value, net of reserves, with the resulting unrealized gains and losses recorded as assets and liabilities from price risk management activities in the consolidated condensed balance sheet. These assets and liabilities are affected by the actual timing of settlements related to these contracts and current period changes resulting from newly originated transactions and the impact of price movements. These changes are recognized in gross margin on a net basis in the consolidated condensed statement of income in the period the change occurs. The cumulative effect to January 1, 2000, of adopting EITF 98-10 was a gain of $3.4 million, $2.1 million, net of tax, or $0.04 per diluted share of common stock. In prior years, these contracts were accounted for under the accrual method of accounting, therefore, gains and losses were recognized as the contracts settled. Energy contracts held by other Company segments are generally designated as and considered effective as hedges of non-trading activities and are not considered energy trading contracts.

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

A.   Acquisitions and Sales

Kinder Morgan, Inc.

On April 5, 2000, the Company acquired certain natural gas gathering and processing assets located in Oklahoma, Kansas and West Texas from Kinder Morgan, Inc. (KMI). The Company also acquired KMI's marketing and trading operations, as well as some storage and transmission pipelines in the mid-continent region. The Company paid approximately $109 million for these assets plus working capital of approximately $53 million which is subject to adjustment. The Company also assumed certain liabilities including those related to an operating lease for a processing plant for which the Company established a liability for uneconomic lease obligation and some firm capacity lease obligations to third parties for which the Company established a reserve for out-of-market terms of those obligations. The assets and liabilities acquired have been recorded at preliminary fair values. As additional information is obtained, there could be significant adjustments to the purchase price allocation. The Company expects to have its evaluation complete and record adjustments, if any, in the fourth quarter of fiscal 2000. This acquisition includes more than 12,000 miles of pipeline, six gas processing plants with capacity of 1.26 billion cubic feet per day and 10.5 billion cubic feet of storage. Approximately 350 employees were added to the ONEOK workforce as part of the acquisition.

Indian Basin Gas Processing Plant

During the first quarter of 2000, the Company sold its 42.4 percent interest in the Indian Basin Gas Processing Plant and gathering system for $55 million to El Paso Field Services Company, a business unit of El Paso Energy Corporation. The gain on this sale is included in Other income and (expenses).

Dynegy, Inc.

In March 2000, the Company acquired eight gas processing plants, interests in two other gas processing plants and approximately 7,000 miles of gas gathering and transmission pipeline systems in Oklahoma, Kansas and Texas from Dynegy, Inc. (Dynegy). The Company paid approximately $305 million for these assets which included a $3.0 million preliminary adjustment for working capital. The working capital adjustment is expected to be finalized in November 2000. The current throughput of the assets is approximately 240 million cubic feet per day with an approximate capacity of 375 million cubic feet per day. Production of natural gas liquids from the assets averages 25,000 barrels per day. In July 2000, the Company received approval of the acquisition from the KCC for transfer of the portion of these assets located in Kansas. Approximately 75 employees have been added to the ONEOK workforce as part of the acquisition. The majority of these employees are in field operations in Western Oklahoma, the Texas panhandle and Southern Kansas.

Southwest Gas Corporation

On January 18, 2000, the Company received a letter from Michael O. Maffie, President and Chief Executive Officer of Southwest Gas Corporation (Southwest), taking the position that the Company had breached the merger agreement entered into between the Company and Southwest and demanding that the breach be cured.

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

On February 3, 2000, two substantially identical derivative actions were filed in the District Court in Tulsa, Oklahoma by shareholders against the members of the Board of Directors of the Company for alleged violation of their fiduciary duties to the Company by causing or allowing the Company to engage in certain fraudulent and improper schemes relating to the planned merger with Southwest. In June 2000, these cases were consolidated into one case. Such conduct allegedly caused the Company to be sued by both Southwest and Southern Union which exposed the Company to millions of dollars in liabilities. The plaintiffs seek an award of compensatory and punitive damages and costs, disbursements and reasonable attorney fees. On September 19, 2000, the Company and its directors and officers, named as defendants, filed Motions to Dismiss the actions for failures of the plaintiffs to make a presuit demand on ONEOK's Board of Directors.

The Company and certain of its officers as well as Southwest and certain of its officers and others have been named as defendants in a lawsuit brought by Southern Union Company (Southern Union). The complaint asks for $750 million damages to be trebled for racketeering and unlawful violations, compensatory damages of not less than $750 million and rescission of the Confidentiality and Standstill Agreement.

In September 2000, the cases pending in the United States District Court in Tulsa, Oklahoma relating to Southwest Gas Corporation matters were transferred to the United States District Court for Arizona. On October 17, 2000, in the Arizona Court, the Southwest Gas case was transferred to the Judge considering the Southern Union case and the matter of consolidating the cases was referred to a Special Master.

It is anticipated that Southern Union and Southwest will continue their litigation against the Company. If any of the plaintiffs should be successful in any of their claims against the Company and substantial damages are awarded, it could have a material adverse effect on the Company's operations, cash flow and financial position. The Company intends to vigorously defend against the claims asserted by Southern Union and Southwest and all other matters relating to the now terminated merger with Southwest. The Company charged $10.7 million of previously deferred transaction and ongoing litigation costs to Other income and (expenses) for the nine months ended September 30, 2000.

B. Results of Operations

Consolidated Operations

The Company is a diversified energy company whose objective has been to maximize value for shareholders by vertically integrating its business operations from the wellhead to the burner tip. This strategy has focused on acquiring assets that provide synergistic trading and marketing opportunities all along the natural gas energy chain. Products and services are provided to its customers through the following segments:

 .    Marketing
 .    Gathering and Processing
 .    Transportation and Storage
 .    Distribution
 .    Production
 .    Other

                                                                        Three Months Ended            Nine Months Ended
                                                                          September 30,                 September 30,
                                                                        2000          1999           2000           1999
                                                                     --------------------------------------------------------
                                                                                         (Thousands of Dollars)
Financial Results
Operating revenues                                                   $ 1,754,790    $ 480,257     $ 3,970,390    $ 1,417,751
  Cost of gas                                                          1,578,981      354,026       3,379,272        944,839
-----------------------------------------------------------------------------------------------------------------------------
Net revenue                                                              175,809      126,231         591,118        472,912
Operating costs                                                           90,660       74,554         249,792        215,298
Depreciation, depletion, and amortization                                 36,068       32,115         107,556         98,375
-----------------------------------------------------------------------------------------------------------------------------
  Operating income                                                   $    49,081    $  19,562     $   233,770    $   159,239
=============================================================================================================================
Other income and (expenses)                                          $    (1,629)   $   1,646     $    10,135    $     1,646
=============================================================================================================================

Cumulative effect of a change in accounting principle                $         -    $       -     $     3,449    $         -
Income tax                                                                     -            -           1,334              -
-----------------------------------------------------------------------------------------------------------------------------
Cumulative effect of a change in accounting principle, net of tax    $         -    $       -     $     2,115    $         -
=============================================================================================================================

Operating revenue and cost of gas for the three and nine months ended September 30, 2000, as compared to the corresponding previous periods, have increased primarily due to the acquisition of certain assets from KMI and Dynegy in early 2000 and increased natural gas prices. The increase in net revenue for the three and nine months ended September 30, 2000 compared to the corresponding previous periods, is due to the margin on marking energy contracts to market and increased margins in the Marketing segment resulting from increased sales due to the acquisition of KMI's marketing and trading operation, higher margins for the Gathering and Processing segment on new business acquired in the KMI and Dynegy acquisitions, and the increase in retained fuel and demand fees in the Transportation and Storage segment.

Operating income for the nine months ended September 30, 2000, compared to the previous period, was favorably impacted as a result of the KMI and Dynegy acquisitions and successful cost containment efforts.

The $26.7 million gain on the sale of the Company's interest in the Indian Basin Gas Processing Plant is included in Other income and (expenses) for the nine month period ended September 30, 2000. Other income and (expenses) for the nine months ended September 30, 2000 also includes a contribution to the ONEOK Foundation of $5.0 million and the write-off of $10.7 million of previously deferred transaction and ongoing litigation costs associated with the terminated acquisition of Southwest.

Interest expense increased for the three and nine months ended September 30, 2000, as compared to the previous corresponding periods, primarily due to increased debt. Total debt, including notes payable, increased approximately $700.0 million from September 30, 1999 to September 30, 2000. The increase in debt is primarily due to financing acquisitions and increased gas costs.

Marketing

The Marketing segment purchases, stores and markets natural gas to both the wholesale and retail sectors in 25 states. The acquisition of KMI's marketing and trading operation, in April 2000, expanded firm transport capacity and storage capacity in the mid-continent region. The transport capacity of 1 Bcf per day, allows for trade from the California border, throughout the Rockies, to the Chicago city gate. With total storage capacity of 63 Bcf, withdrawal capability of 2 Bcf per day and injection of 1.1 Bcf per day, the Company has direct access to all regions of the country with great flexibility in capturing volatility in the energy markets.

                                                                         Three Months Ended             Nine Months Ended
                                                                           September 30,                  September 30,
                                                                         2000          1999            2000           1999
------------------------------------------------------------------------------------------------------------------------------
                                                                                       (Thousands of Dollars)
Financial Results
Gas sales                                                             $ 1,275,568    $ 276,694      $ 2,731,483     $ 659,178
Cost of gas                                                             1,260,247      271,335        2,671,420       636,334
------------------------------------------------------------------------------------------------------------------------------
  Gross margin on gas sales                                                15,321        5,359           60,063        22,844
Other revenues                                                                616          820            1,594         1,083
------------------------------------------------------------------------------------------------------------------------------
  Net revenues                                                             15,937        6,179           61,657        23,927
Operating costs                                                             4,558        2,540           11,258         7,057
Depreciation, depletion, and amortization                                     192          160              697           461
------------------------------------------------------------------------------------------------------------------------------
  Operating income                                                    $    11,187    $   3,479      $    49,702     $  16,409
==============================================================================================================================

Cumulative effect of a change in accounting principle, before tax     $         -    $       -      $     3,449     $       -
==============================================================================================================================

The increase in gas sales and cost of gas for the three and nine months ended September 30, 2000, as compared with the corresponding previous periods, is primarily due to the acquisition of KMI's marketing and trading operation, increased optionality on storage and increased storage demand fees. The increase in margin for the three and nine months ended September 30, 2000, includes margin resulting from marking energy contracts to market. In prior years, energy contracts were accounted for under the accrual method of accounting, therefore, gains and losses were recognized as the contacts settled. Gross margin per Mcf remained flat for the three months ended September 30, 2000, as compared to the year ago period, due to a higher percentage of sales being baseload rather than demand and the large amount of storage injections during the quarter. Gross margins on gas sales are expected to improve in the fourth quarter and continue through the first quarter of fiscal 2001, due to lower baseload sales as a percentage of total sales and storage withdrawals, as compared to the quarter ended September 30, 2000.

Operating costs for the three and nine months ended September 30, 2000, as compared to the corresponding previous period, increased primarily as a result of increased personnel resulting from the acquisition of KMI's marketing and trading operation.

                                                     Three Months Ended             Nine Months Ended
                                                       September 30,                  September 30,
                                                    2000           1999            2000            1999
          ------------------------------------------------------------------------------------------------
          Operating Information
          Natural gas volumes (MMcf)               285,783        107,873          721,198        306,519
          Gross Margin (Mcf)                      $   0.05       $   0.05      $      0.08      $    0.07
          Capital expenditures (Thousands)        $ 11,925       $  7,599      $    31,598      $   8,493
          Total assets (Thousands)                       -              -      $ 2,481,205      $ 274,219
          ------------------------------------------------------------------------------------------------

The increase in volumes sold for the three and nine months ended September 30, 2000, as compared to the prior year, is primarily due to the acquisition of KMI's marketing and trading operation. Total assets as compared to the prior year have increased primarily due to the price risk management assets, an increase in accounts receivable and an increase in construction work in progress relating to the construction of an electric generating plant.

Capital expenditures of $11.9 million and $31.6 million for the three and nine month periods ended September 30, 2000, relate to the construction of the gas-fired electric generating plant. Construction of the plant began in the fourth quarter of fiscal 1999. The plant is expected to be in service in June, 2001. The Company signed a definitive agreement with a third party for a 15-year term providing for the purchase of approximately 25 percent of the plant's generating capacity.

Trading of electricity, at market-based wholesale rates, began in early 1999 but has had minimal impact on operations to date.

Gathering and Processing

The gathering and processing segment operates 20 gas processing plants which have a total capacity of 2 Bcf per day. The segment also has an ownership interest in 4 gas processing plants which increases their capacity to 2.1 Bcf per day. A total of over 17,000 miles of gathering pipelines support the gas processing plants. The gathering and processing segment has experienced tremendous growth with the recent acquisition of assets from Dynegy and KMI.

                                             Three Months Ended           Nine Months Ended
                                                September 30,                September 30,
                                              2000          1999          2000          1999
-----------------------------------------------------------------------------------------------
                                                         (Thousands of Dollars)
Financial Results
Natural gas liquids and condensate sales    $ 191,674     $ 30,819      $ 336,758     $ 54,291
Gas sales                                     145,076       15,801        261,774       24,574
Cost of sales                                 286,591       36,716        503,832       57,264
-----------------------------------------------------------------------------------------------
  Gross margin                                 50,159        9,904         94,700       21,601
Gathering revenues                             15,790        5,005         32,670        8,141
Other revenues                                  4,937           96         17,681          101
-----------------------------------------------------------------------------------------------
  Net revenues                                 70,886       15,005        145,051       29,843
Operating costs                                31,328        6,280         59,971       11,002
Depreciation, depletion, and amortization       6,839        1,781         15,530        3,474
-----------------------------------------------------------------------------------------------
  Operating income                          $  32,719     $  6,944      $  69,550     $ 15,367
===============================================================================================

  Other income and expenses, net            $       5     $      -      $  26,590     $      -
===============================================================================================

Revenues and cost of sales increased for the three and nine month periods ended September 30, 2000, compared to the corresponding year ago periods, as a result of acquisitions of gathering and processing assets in March and April 2000 and the Koch Midstream Enterprises, Inc. (Koch) acquisition in June of 1999 and favorable increases in prices.

The contract mix at September 30, 2000, for the gas processing facilities was 42.7% percent of proceeds, 34.8% keep whole and 22.5% fee based. This compares to 26.0% percent of proceeds and 74.0% keep whole at September 30, 1999, respectively. The change in contract mix from keep whole to percent of proceeds has favorably impacted margins due to increasing commodity prices. The change to percent of proceeds reduces the Company's exposure to the risk of narrowing pricing spreads between natural gas and natural gas liquids. The Company's strategy is to continue to strategically align the contract mix to capitalize on price changes in the market.

During the first three quarters of 2000, the processing margin related to approximately one-third of gas volumes processed was hedged. These hedges partially reduced the increase in gross margins for the three and nine months ended September 30, 2000, compared to the prior periods. These hedges expired during the third quarter and the Company is currently evaluating the Gathering and Processing segment's hedging strategy.

Operating costs and depreciation increased primarily as a result of the acquisitions. The increase in operating expenses is primarily due to increased personnel costs and plant operating costs resulting from acquisitions. The operating results from the new acquisitions more than offset the impact on operations associated with the sale of the Indian Basin plant in March 2000. Other income and expenses, net includes the gain on the sale of the Indian Basin plant.

                                                     Three Months Ended              Nine Months Ended
                                                        September 30,                   September 30,
                                                    2000             1999            2000           1999
-------------------------------------------------------------------------------------------------------------
Gas Processing Plants Operating Information
Average NGL price realized  ($/Gal)              $    0.458       $    0.307     $      0.407    $     0.283
Average gas price ($/Mcf)                        $     4.01       $     2.26     $       3.22    $      2.18
Capital expenditures (Thousands)                 $    8,576       $    5,825     $     18,872    $    11,948
Total assets (Thousands)                                  -                -     $ 1, 394,540    $   348,864
Total gas gathered (Mcf/D)                        1,374,549          513,497        1,107,522        391,387
Total gas processed (Mcf/D)                       1,300,758          394,106        1,021,011        305,501
Natural gas liquids sales (MGal)                    254,125           98,392          606,318        182,283
Gas sales (MMcf)                                     36,178            7,004           81,352         11,263
Natural Gas Liquids by Component (%)
  Ethane                                                 36               49               40             49
  Propane                                                33               27               31             26
  Iso butane                                              5                5                5              4
  Normal butane                                          12                8               11              9
  Natural gasoline                                       14               11               13             12

NGL and natural gas prices have remained strong during the first nine months of and are expected to continue to be strong for the remainder of the year.

Transportation and Storage

The transportation and storage segment represents the Company's intrastate transmission pipelines and natural gas storage facilities. The Company has five storage facilities in Oklahoma, two in Kansas and three in Texas with a combined working capacity of approximately 58 Bcf. The Company's intrastate transmission pipelines operate in Oklahoma, Kansas and Texas and are regulated by the Oklahoma Corporation Commission (OCC), Kansas Corporation Commission (KCC), and Texas Railroad Commission (TRC), respectively.

The acquisition of transmission pipelines and storage fields from KMI was completed in April 2000. This acquisition increased transportation throughput by an average of 890,000 Mmbtu's per day, miles of transmission pipeline from 4,325 miles to 9,150 miles, and Company-owned storage capacity from 48 Bcf to 58 Bcf.

                                                       Three Months Ended       Nine Months Ended
                                                         September 30,            September 30,
                                                       2000        1999         2000        1999
          -----------------------------------------------------------------------------------------
                                                                (Thousands of Dollars)
          Financial Results
          Gas sales                                   $ 5,955     $     -     $ 18,250     $     -
          Cost of gas                                   5,793           -       13,480           -
          -----------------------------------------------------------------------------------------
            Gross margin on gas sales                     162           -        4,770           -
          -----------------------------------------------------------------------------------------
          Transportation revenues                      16,701      18,380       52,816      54,515
          Storage revenues                             11,559       8,240       24,281      21,722
          Other revenues                               11,544       3,506       27,033       7,813
          -----------------------------------------------------------------------------------------
            Net revenues                               39,966      30,126      108,900      84,050
          Operating costs                              19,714       8,984       48,321      24,938
          Depreciation, depletion, and amortization     4,628       3,748       13,825      10,582
          -----------------------------------------------------------------------------------------
            Operating income                          $15,624     $17,394     $ 46,754     $48,530
          =========================================================================================

The acquisition of the Texas assets from KMI contributed to the Transportation and Storage segment generating gross margin on gas sales due to merchant gas sales by ONEOK WesTex Transmission, Inc. Reduced tariff rates paid by an affiliate more than offset the increase in transportation volumes resulting from acquisitions. Storage revenues increased for the three and nine months ended September 30, 2000, due primarily to the increased storage capacity resulting from recent acquisitions. Other revenues increased during the three and nine month periods ended September 30, 2000, as compared to the year ago periods, due to increased retained fuel.

Operating costs and depreciation, depletion and amortization increased for the three and nine months ended September 30, 2000, as compared to the corresponding year ago periods, due to the acquisitions. The increase in operating expenses is primarily due to increased plant operating and personnel costs resulting from acquisitions.

                                                      Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                     2000           1999           2000           1999
          -----------------------------------------------------------------------------------------------
          Operating Information
          Volumes transported (MMcf)                160,977        73,187         396,484        262,722
          Capital expenditures (Thousands)         $ 10,912      $ 16,179       $  25,319      $  34,963
          Total assets (Thousands)                        -             -       $ 631,128      $ 371,418
          -----------------------------------------------------------------------------------------------

On November 3, 2000, the Company announced the execution of long-term agreements between ONEOK Gas Transportation, L.L.C., (OGT), a subsidiary of ONEOK, Inc., and Duke Energy North America (DENA) whereby OGT will provide firm natural gas transportation service up to 85,000 Mcf per day to DENA's natural gas fueled McClain Energy Facility.

The Company received a final order from the OCC (the Order) in the second quarter of 2000 that separated the distribution assets of ONG and the transmission assets of OGT and related affiliates into two separate public utilities. The Order also adjusted ONG's rates for the removal of the gathering, transmission and storage assets, and established a competitive bid process for ONG's upstream service. Through the competitive bid process, OGT retained approximately 96 percent of ONG's upstream transportation requirements.

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

                                                       Three Months Ended           Nine Months Ended
                                                          September 30,               September 30,
                                                       2000          1999           2000         1999
          ----------------------------------------------------------------------------------------------
                                                                   (Thousands of Dollars)
          Financial Results
          Gas sales                                  $ 154,130     $115,520       $684,236     $605,068
          Cost of gas                                  114,918       69,242        468,053      368,745
          ----------------------------------------------------------------------------------------------
            Gross margin on gas sales                   39,212       46,278        216,183      236,323
          PCL and ECT revenues                          12,382       12,776         42,953       42,830
          Other revenues                                 3,788        3,622         12,420       13,968
          ----------------------------------------------------------------------------------------------
            Net revenues                                55,382       62,676        271,556      293,121
          Operating costs                               51,552       55,647        162,955      171,157
          Depreciation, depletion, and amortization     16,087       18,100         51,460       57,061
          ----------------------------------------------------------------------------------------------
            Operating (loss) income                  $ (12,257)   $ (11,071)       $57,141      $64,903
          ==============================================================================================

Gross margin decreased for the three and nine months ended September 30, 2000, as compared to the previous periods, due to the rate reductions resulting from unbundling, in Oklahoma, and the reduction in tariff rates in Kansas that are offset by a cost of gas rider. The reduction in tariff rates in Kansas is due to the recovery of certain costs through a cost of gas rider rather than through tariff rates. The impact of this change reduces gross margin and operating costs by a like amount. This change is the result of a regulatory order that became effective during the third quarter. This increase in cost of gas, more than offset the decreased transportation costs paid to an affiliate resulting in lower gross margin for the three and nine months ended September 30, 2000 as compared to the year ago periods. Warmer weather, mainly in Kansas during the first quarter of 2000, also had a negative impact on margins for the nine months ended September 30, 2000.

Operating costs for the three months and nine months ended September 30, 2000, compared to the year ago periods, decreased due in part to the change in how certain costs are being recovered, discussed above, and continued cost containment efforts. The decrease in depreciation, depletion and amortization for the three and nine months ended September 30, 2000, as compared to the corresponding previous periods, is due to the rate order granted in May 2000 which reduced depreciation expense by $11.4 million annually for Oklahoma assets and the transfer of certain transportation assets from the Distribution segment to the Transportation and Storage segment. Under the Order, the average depreciable life of certain assets was extended.

In October 2000, the KCC approved a pilot weather normalization program and a two-year rate moratorium for KGS customers. The normalized rate rider will become effective December 1, 2000 and is expected to further stabilize the revenue stream of the segment. ONG has had normalized rates since 1995.

                                               Three Months Ended        Nine Months Ended
                                                 September 30,             September 30,
                                                2000        1999         2000         1999
          ----------------------------------------------------------------------------------
          Gross Margin per Mcf
          Oklahoma
           Residential                         $ 6.50      $ 7.98       $ 2.99       $ 2.99
           Commercial                          $ 2.74      $ 4.05       $ 2.33       $ 2.47
           Industrial                          $ 1.44      $ 1.13       $ 1.26       $ 1.18
           Pipeline capacity leases            $ 0.25      $ 0.26       $ 0.26       $ 0.26
          Kansas
           Residential                         $ 5.71      $ 4.79       $ 2.53       $ 2.39
           Commercial                          $ 2.96      $ 2.78       $ 1.93       $ 1.83
           Industrial                          $ 1.96      $ 2.36       $ 1.86       $ 2.11
           End-use customer transportation     $ 0.46      $ 0.45       $ 0.55       $ 0.50
          ----------------------------------------------------------------------------------

                                               Three Months Ended               Nine Months Ended
                                                 September 30,                    September 30,
                                              2000           1999              2000           1999
     -------------------------------------------------------------------------------------------------
     Operating Information
     Average number of customers            1,409,349      1,406,841         1,437,737      1,418,924
     Capital expenditures (Thousands)      $   26,481     $   27,005        $   78,150     $  128,808
     Total assets (Thousands)                       -              -        $1,716,326     $1,718,000
     Customers per employee                       555            527               554            530
     -------------------------------------------------------------------------------------------------

                                               Three Months Ended        Nine Months Ended
                                                 September 30,             September 30,
                                                2000        1999         2000         1999
          ------------------------------------------------------------------------------------
          Volumes (MMcf)
          Gas sales
           Residential                          6,937       7,033       72,568       76,829
           Commercial                           3,915       3,455       28,209       30,615
           Industrial                           1,003       1,003        4,015        4,276
          -----------------------------------------------------------------------------------
            Total volumes sold                 11,855      11,491      104,792      111,720
          PCL and ECT                          47,752      47,757      147,527      151,195
          -----------------------------------------------------------------------------------
            Total volumes delivered            59,607      59,248      252,319      262,915
          ===================================================================================

Certain costs to be recovered through the rate making process have been recorded as regulatory assets in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation". As services continue to unbundle, certain of these assets may no longer meet the criteria of a regulatory asset, and accordingly, a write-off of regulatory assets and stranded costs may be required. The Company's most recent Orders did not change the recoverability of regulatory assets. The Order allows the Company to recover transition costs due to unbundling and allows an initial annual recovery of $1.8 million which will be updated annually. Accordingly, the Company does not anticipate that write-off of costs, if any, will be material.

Production

                                                       Three Months Ended       Nine Months Ended
                                                         September 30,            September 30,
                                                        2000         1999        2000        1999
          ------------------------------------------------------------------------------------------
                                                                 (Thousands of Dollars)
          Financial Results
          Natural gas sales                            $15,279     $14,451      $46,944     $47,539
          Oil sales                                    $ 1,548       1,866        5,722       5,021
          Other revenues                                 1,541       1,553        4,009       4,509
          ------------------------------------------------------------------------------------------
            Net revenues                                18,368      17,870       56,675      57,069
          Operating costs                                6,443       5,735       17,968      15,627
          Depreciation, depletion, and amortization      7,701       7,753       24,153      25,835
          ------------------------------------------------------------------------------------------
            Operating income                           $ 4,224     $ 4,382      $14,554     $15,607
          ==========================================================================================

            Other income and expenses, net             $    61     $ 1,646      $   421     $ 1,646
          ==========================================================================================

Oil and gas prices have been strong during fiscal 2000; however, the Company hedged the majority of its production through December 2000. Net revenues for the three month period ended September 30, 2000, as compared to the year ago period, have been favorably impacted primarily due to the increase in natural gas prices, net of hedging activities, and the slight increase in gas production. Net revenues for the nine months ended September 30, 2000, as compared to the year ago period, have decreased primarily due to the decrease in production which is being offset by an increase in prices, net of hedging activities.

Operating costs for the three and nine month periods ended September 30, 2000, compared to the corresponding previous periods, increased primarily as a result of increased production taxes resulting from higher oil and gas prices which are calculated on wellhead price rather than realized price.

                                                    Three Months Ended         Nine Months Ended
                                                      September 30,              September 30,
                                                     2000        1999          2000          1999
          ------------------------------------------------------------------------------------------
          Operating Information
          Proved reserves
           Gas (MMcf)                                    -            -        258,310      254,229
           Oil (MBbls)                                   -            -          4,151        4,187
          Production
           Gas (MMcf)                                6,705        6,485         20,573       21,956
           Oil (MBbls)                                  88          100            314          346
          Average realized price
           Gas (MMcf)                               $ 2.28       $ 2.23       $   2.28     $   2.16
           Oil (MBbls)                              $17.59       $18.70       $  18.20     $  14.52
          Capital expenditures (Thousands)          $7,258       $5,463       $ 25,180     $ 21,657
          Total assets (Thousands)                       -            -       $353,892     $357,092
          ------------------------------------------------------------------------------------------

The Production segment added 28.2 Bcfe of reserves and produced 22.5 Bcfe for the nine months ended September 30, 2000. The reserve additions are 11.3 Bcfe proved developed, 3.9 Bcfe proved behind pipe, 8.2 Bcfe proved undeveloped and
4.8 Bcfe of upward proven reserve additions and a minor acquisition for the nine months ended September 30, 2000. Capital expenditures reflected above include current drilling or completion projects with reserves yet to be assigned.

Average realized price, above, reflects the impact of hedging activities.

C.   Financial Flexibility and Liquidity

The Company's capitalization structure is 39 percent equity and 61 percent debt (including short-term debt) at September 30, 2000, compared to 48 percent equity and 52 percent debt at December 31, 1999. Cash provided by operating activities continues as the primary source for meeting day-to-day cash requirements. However, due to seasonal fluctuations, acquisitions, and additional capital requirements, the Company accesses funds through commercial paper, and short-term credit agreements and, if necessary, through long-term borrowing.

Operating cash flows for the nine months ended September 30, 2000, as compared to the same period one year ago, were $88.5 million compared to $149.9 million. Cash flow from operating activities was negatively impacted in the current year as a result of increased receivables and gas in storage. Competition continues to increase in all segments of the Company's business. The loss of major customers without recoupment of those revenues is an event that could have a material adverse effect on the Company's financial condition. However, strategies such as aggressive negotiations with potential new customers, weather normalization in Kansas and Oklahoma, and increased use of storage in the day trading market are expected to reduce other risks to the Company. Additionally, rates in the Distribution segment are structured to reduce the Company's risk in serving its large customers.

Cash paid for capital expenditures and acquisitions was $225.7 million and $460.5 million for the nine months ended September 30, 2000, respectively. Capital expenditures include $31.6 million for construction of an electric generating plant. For the same period one year ago, cash paid for capital expenditures and acquisitions was $211.8 million and $296.3 million, respectively.

At September 30, 2000, $1.4 billion of long-term debt was outstanding. As of that date, the Company could have issued $1.1 billion of additional long-term debt under the most restrictive provisions contained in its various borrowing agreements. The increase in debt has lead to a significant increase in interest costs.

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

In June 2000, the Company entered into an $800 million 364-day Revolving Credit Facility with Bank of America, N.A. and other financial institutions with a maturity date of June 30, 2001. This credit facility is primarily used as a commercial paper backup facility and replaces the previously existing $600 million Revolving Credit Facility dated July 2, 1999, with a maturity date of June 30, 2000 and the $200 million Revolving Credit Facility entered into in March 2000 that was terminated on June 1, 2000. At September 30, 2000, $481 million of commercial paper was outstanding.

The Company believes that internally generated funds and access to financial markets will be sufficient to meet its normal debt services, dividend requirements, and capital expenditures.

D.   New Accounting Pronouncements

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133), was issued by the Financial Accounting Standards Board (FASB) in June, 1998. Statement 133 standardizes the accounting for derivatives instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedge exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately.

Statement 133 was amended by Statement of Financial Accounting Standards No. 137 in June 1999 that delayed implementation until fiscal years beginning after June 15, 2000. Statement 133 was amended again by Statement of Financial Accounting Standards No. 138 in June 2000 that amends the accounting and reporting standards of Statement 133 for certain derivative instruments and certain hedging activities. Statement 138 also amends Statement 133 for decisions made by the FASB relating to the Derivatives Implementation Group process. The Company is currently evaluating the impact of adopting Statement 133. However, the transition effect at January 1, 2001, cannot be estimated at this time because it is subject to the following variables as of that date: (1) actual derivatives and related hedged positions, (2) market values of derivatives and hedged positions, and (3) further interpretation of Statement 133 by the FASB.

Item 3.  QUANTITATIVE AND  QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management - The Company, substantially through its nonutility segments, is exposed to market risk in the normal course of its business operations through the impact of market fluctuations in the price of natural gas and oil. Market risk refers to the risk of loss in cash flows and future earnings arising from adverse changes in commodity energy prices. The Company's primary exposure arises from fixed price purchase or sale agreements that extend for periods of up to 48 months, gas in storage inventories utilized by the gas marketing operation, and anticipated sales of oil and gas production and natural gas liquids. To a lesser extent, the Company is exposed to risk of changing prices or the cost of intervening transportation resulting from purchasing gas at one location and selling it at another (hereinafter referred to as basis risk). To minimize the risk from market fluctuations in the price of natural gas and oil, the Company uses commodity derivative instruments such as futures contracts, swaps and options to hedge existing or anticipated purchase and sale agreements, existing physical gas in storage, and basis risk. The Company adheres to policies and procedures that limit its exposure to market risk from open positions and monitors its exposure to market risk. The results of the Company's derivative hedging activities continue to meet its stated objective.

To minimize the impact of weather on operations, the Company uses weather derivative swaps to manage the risk of fluctuations in heating degree days (HDD) during the heating season. Under the weather derivative swap agreements, the Company receives a fixed payment per degree day below the contracted normal HDD and pays a fixed amount per degree day above the contracted normal HDD. The swaps contain a contract cap that limits the amount either party is required to pay. At September 30, 2000, the Company has weather derivative swaps relating to weather exposure for the months of October and a portion of November.

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

Interest Rate Risk - The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company manages interest rate risk through the use of fixed rate debt, floating rate debt and interest rate swaps. As of September 30, 2000 and December 31, 1999, a hypothetical 10 percent change in interest costs would result in an annual $4.1 and $2.1 million change in interest costs related to short-term and floating rate debt including the interest rate swaps, respectively, based on principal balances outstanding at these dates.

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

At September 30, 2000, the Company's estimated potential one-day favorable or unfavorable impact on future earnings, as measured by the VAR, using a 95 percent confidence level and diversified correlation assuming one day to liquidate positions is immaterial.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

ONEOK, Inc. v. Southern Union Company, No. 99-CV-0345-H(M), in the United States District Court for the Northern District of Oklahoma, transferred, No. CV 00-1812-PHX-ROS, in the United States District Court for the District of Arizona, on appeal of preliminary injunction, No. 99-5103, in the United States Court of Appeals for the Tenth Circuit. At a status conference on August 31, 2000, the Court heard argument on and granted Southern Union's pending Motion to transfer the action to the federal district court in Arizona.

Southern Union Company v. Southwest Gas Corporation, et al., (including ONEOK, Inc.) No. CIV 99-1294-PHX-ROS, United States District Court for the District of Arizona. The court granted Southern Union's motion for leave to file a Second Amended Complaint on August 3, 2000. On August 24, 2000, ONEOK and all other defendants filed Motions to dismiss the claims asserted by Southern Union in its Second Amended Complaint. On August 28, 2000, the Court entered an order denying the motions to dismiss for lack of personal jurisdiction filed on behalf of Gene Dubay and John Gaberino, but granted the motion filed on behalf of Jim Kneale. The Court also entered an order denying the defendants' motions to dismiss the federal and state RICO claims on the grounds that they were precluded by the Private Securities Litigation Reform Act. The case is in discovery. Motions to dismiss the Second Amended Complaint are pending.

ONEOK, Inc. v. Southwest Gas Corporation, No. 00-CV-063-H(E), in the United States District Court for the Northern District of Oklahoma, transferred, No. CIV-00-1775-PHX-RCB, in the United States District Court for the District of Arizona. At a status conference, in the Northern District of Oklahoma, on August 31, 2000, the Court heard argument on and granted thereafter Southwest's pending Motion to transfer this action to the federal district court in Arizona.

Southwest Gas Corporation v. ONEOK, Inc. and Southern Union Company, No., CIV-00-0119-PHX-ROS, in the United States District Court for the District of Arizona. On August 7, 2000, Southern Union filed a motion to transfer and consolidate this action with the action brought by Southern Union against ONEOK, Southwest, and the other individual defendants now pending before Judge Silver (Case No. CIV-99-1294-PHX-ROS, above). On October 17, 2000, the court granted the motion to transfer and referred the motion to consolidate to a Special Master.

In re: ONEOK, Inc. Derivative litigation f/k/a Gaetan Lavalla, Derivatively on Behalf of Nominal Defendant ONEOK, Inc. v. Larry W. Brummett, et al., District Court of Tulsa County, No. CJ-2000-598 and Hayward Lane, Derivatively on Behalf of Nominal Defendant ONEOK, Inc. v. Larry W. Brummett, et al., District Court of Tulsa County, No. CJ-2000-593. On September 19, 2000, ONEOK and its directors and officers named as defendants filed Motions to Dismiss the action for failure of the plaintiffs to make a pre-suit demand on ONEOK's Board of Directors. In addition, Motions to Dismiss the Plaintiffs' Consolidated Petition for failure to state a claim were filed.

Switzer, et al., v. Chevron U.S.A., Inc., Dynegy Midstream Services, Ltd., and Dynegy Midstream, L.L.C., Case No. CIV-00-478-R, in the United States District Court for the Western District of Oklahoma. Certain royalty owners are seeking recovery of compensatory and punitive damages relating to an alleged failure to properly compute and pay royalties and are seeking certification of a nationwide class. A subsidiary of the Company that was acquired by ONEOK from Dynegy, Inc. on March 22, 2000 is one of several defendants in this action. The acquired affiliate operated, among other things, a natural gas processing plant near Leedey, Oklahoma. Plaintiffs filed their Third Amended Complaint on August 25, 2000, but have not yet alleged specific dollar amounts of damages.

For additional information regarding the Company's legal proceedings, see the Company's Form 10-K for the period ended August 31, 1999, the Company's Form 10-Q for the period ended November 30, 1999, the Company's Form 10-Q for the transition period ended December 31, 1999 and the Company's Form 10-Q for the periods ended March 31, 2000 and June 30, 2000.

Item 6.  Exhibits and Reports on Form 8-K

(A)     Exhibits Incorporated by Reference  -

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

(B)     Reports on Form 8-K

        August 29, 2000 - Filed an amended complaint against Southwest Gas Corporation (Southwest) alleging that Southwest failed to disclose certain material information to ONEOK during a critical period of time during which ONEOK increased its price for Southwest.

        August 29, 2000 - Announced that David Kyle will succeed Larry Brummett as the Company's chairman and chief executive officer. Mr. Brummett passed away after his two-year battle with cancer.

        November 7, 2000 - Announced the execution of a long-term agreement whereby ONEOK Gas Transportation L.L.C., a subsidiary of ONEOK, Inc., will provide firm transportation service to Duke Energy North America's McClain Energy Facility.

                                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of November 2000.


                                        ONEOK, Inc.
                                        Registrant




                                        By: /s/ Jim Kneale
                                           -------------------------------
                                           Jim Kneale
                                           Vice President, Treasurer and
                                           Chief Financial Officer
                                           (Principal Financial Officer)