Form 10-K
period 2000-12-31
ONEOK INC /NEW/
filed 2001-03-26
CIK 1039684

                                                           100 West Fifth Street
                                                                 Tulsa, OK 74103



                                   ONEOK, INC.

                                      2000

                              ANNUAL REPORT TO THE

                       SECURITIES AND EXCHANGE COMMISSION

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 for the fiscal year ended DECEMBER 31, 2000.
                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the transition period from ________ to

                        Commission file number 001-13643

                                   ONEOK, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Oklahoma                                      73-1520922
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation of organization)

   100 WEST FIFTH STREET, TULSA, OK                                     74103
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)


        -----------------------------------------------------------------
        Registrant's telephone number, including area code (918) 588-7000

                   -------------------------------------------
                   (Former name if changes since last report.)

           -----------------------------------------------------------
           Securities registered pursuant to Section 12(b) of the Act:

Common stock, with par value of $0.01                   New York Stock Exchange
-------------------------------------                  -------------------------
        (Title of Each Class)                          (Name of Each Exchange on
                                                            which Registered)

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.__

Aggregate market value of registrant's voting stock held by nonaffiliates based on the closing trade price on March 14, 2001, was: Common stock of $ 1,214.2 million

On March 14, 2001, the Company had 29,651,273 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                  Documents                                    Part of Form 10-K
------------------------------------------------               -----------------
Portions of the definitive proxy statement dated                    Part III
April 11 ,2001, to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 17, 2001.

                                   ONEOK, INC.

                         2000 ANNUAL REPORT ON FORM 10-K

Part I.                                                                 Page No.

Item 1.       Business                                                   3-16

Item 2.       Properties                                                 16-22

Item 3.       Legal Proceedings                                          23-26

Item 4.       Results of Votes of Security Holders                       27

PART II.

Item 5.       Market Price and Dividends on the Registrant's

              Common Stock and Related Shareholder Matters               28

Item 6.       Selected Financial Data                                    29

Item 7.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations              30-52

Item 7A.      Quantitative and Qualitative Disclosures About
              Market Risk                                                53

Item 8.       Financial Statements and Supplementary Data                54-87

Item 9.       Changes in and Disagreements with Accountants
              On Accounting and Financial Disclosures                    87

PART III.

Item 10.      Directors, Executive Officers, Promoters, and
              Control Persons of the Registrant                          88

Item 11.      Executive Compensation                                     88

Item 12.      Security Ownership of Certain Beneficial Owners
              and Management                                             88

Item 13.      Certain Relationships and Related Transactions             88

PART IV.

Item 14.      Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                                89-92

                                     PART I.

ITEM 1.  BUSINESS

GENERAL - ONEOK, Inc., an Oklahoma corporation, was organized on May 16, 1997. On November 26, 1997, it acquired the gas business of Western Resources, Inc. (Western) and merged with ONEOK Inc., a Delaware corporation organized in 1933. It was a successor to a company founded in 1906 as Oklahoma Natural Gas Company.

ONEOK, Inc. and subsidiaries (collectively, the "Company" or "ONEOK") engage in several aspects of the energy business. The Company purchases, gathers, processes, transports, stores, and distributes natural gas. The Company drills for and produces oil and natural gas, extracts, sells and markets natural gas liquids, and is engaged in the gas marketing and trading business. The Company also engages in wholesale marketing of electricity on a limited basis. In addition, the Company leases and operates their headquarters office building located in downtown Tulsa, Oklahoma (leasing excess space to others) and owns and operates a related parking facility.

CHANGE IN FISCAL YEAR - In October 1999, the Company changed its fiscal year end from August 31 to December 31. Accordingly, the Company filed a Transition Report on Form 10-Q for the four months ended December 31, 1999, the Company's Transition Period preceding the beginning of the new fiscal year.

DEFINITIONS

Following are definitions of abbreviations used in this Form 10-K:

Bbl 42 United States (U.S.) gallons, the basic unit for measuring crude oil and natural gas condensate.
MBbls    One thousand barrels.
MBbls/d  One thousand barrels per day.
MMBbls   One million barrels.
Btu British Thermal Unit - a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit.
Mcf      One thousand cubic feet of gas.
MMcf     One million cubic feet of gas.
MMcf/d   One million cubic feet of gas per day.
Bcf      One billion cubic feet of gas.
Bcf/d    One billion cubic feet of gas per day.
Bcfe Bcf equivalent, whereby barrels of oil are converted to Bcf using six Bcfs of natural gas to one barrel of oil.
NGLs     Natural gas liquids

ACQUISITIONS AND SALES

The Company's strategy is to acquire assets that enhance the earnings potential of the Company and utilize existing assets to maximize earnings. The Company expects to continue evaluating and assessing acquisition opportunities to further complement its existing asset base. The Company also from time to time sells assets when deemed less strategic or as other conditions warrant.

KINDER MORGAN, INC. - On April 5, 2000, the Company acquired certain natural gas gathering and processing assets located in Oklahoma, Kansas and West Texas from Kinder Morgan, Inc. (KMI). The Company also acquired KMI's marketing and trading operations, as well as some storage and transmission pipelines in the Mid Continent region. The Company paid approximately $109 million for these assets plus working capital of approximately $53 million, which was subject to adjustment. The working capital adjustment was made in the first quarter 2001, resulting in the Company receiving approximately $4 million. The Company also assumed certain liabilities including those related to an operating lease for a processing plant for which the Company established a liability for uneconomic lease obligation and some firm capacity lease obligations to third parties for which the Company established a reserve for out-of-market terms of those obligations. This acquisition includes more than 12,000 miles of gathering and transportation pipeline, natural gas processing plants with capacity of 1.26 Bcf/d and storage facilities with a combined capacity of approximately 10 Bcf. The current throughput of these gathering and processing assets is approximately 760 MMcf/d. Approximately 350 employees were added to the Company's workforce as part of the acquisition.

DYNEGY, INC. - In March 2000, the Company acquired natural gas processing plants with an approximate capacity of 375 MMcf/d and approximately 7,000 miles of gas gathering and transmission pipeline systems in Oklahoma, Kansas and Texas from Dynegy, Inc. (Dynegy). The Company paid approximately $305 million for these assets, which included a $3 million preliminary adjustment for working capital. The working capital adjustment is expected to be finalized during the first quarter of fiscal 2001. The current throughput of the assets is approximately 240 MMcf/d. Production of NGLs from the assets averages 25MBbls/d. Approximately 75 employees have been added to the ONEOK workforce as part of the acquisition. The majority of these employees are in field operations in Western Oklahoma, the Texas panhandle and Southern Kansas.

INDIAN BASIN GAS PROCESSING PLANT - During the first quarter of 2000, the Company sold its 42.4 percent interest in the Indian Basin Gas Processing Plant and gathering system for $55 million to El Paso Field Services Company, a business unit of El Paso Energy Corporation.

BUSINESS SEGMENTS

The Company reports operations in the following reportable segments:
         o        Marketing and Trading
         o        Gathering and Processing
         o        Transportation and Storage
         o        Distribution
         o        Production
         o        Other

Beginning in January 2001, the Company will add a new segment, "Power" which will include the operations of the 300-megawatt gas-fired merchant power plant the Company is in the process of constructing. The Company expects this plant, configured to supply electric power during peak periods, to be completed and operational in June 2001. The Company has a signed definitive agreement with a third party for a 15-year term providing for the right to purchase approximately 25 percent of the plant's generating capacity.

MARKETING AND TRADING - The Marketing and Trading segment, previously referred to as the Marketing segment, conducts its business through ONEOK Energy Marketing and Trading Company (OEMT). The Company changed the name of ONEOK Gas Marketing Company to OEMT during 2000. OEMT is actively engaged in value creation through marketing and trading of natural gas to both wholesale and retail customers in 28 states using leased gas storage from related parties and others. The Company has executed an integrated wholesale energy business strategy based on expanding their existing marketing, trading and arbitrage opportunities in the natural gas and power markets. The combination of owning or controlling strategic assets and a trusted, reliable marketing franchise is expected to allow the Company to continue to capitalize on existing marketing, trading and arbitrage opportunities.

The Company primarily conducts its operations in the Mid Continent region of the US. However, with the acquisition of KMI's marketing and trading operations, the Marketing and Trading segment expanded its presence to the west coast, Texas, throughout the Rockies, and to the Chicago city gate areas. It also conducts wholesale trading of electricity on a limited basis through ONEOK Power Marketing Company.

During 2000, the Oklahoma Corporation Commission (OCC), required Oklahoma Natural Gas Company (ONG), an affiliated company, to unbundle its transportation services and open its supply. OEMT was the successful bidder to supply gas to ONG for its gas sales requirements for the next five years beginning in November 2000. In response, the Company entered into firm supply arrangements with major producers and large independents that average in length from two to five years.

GATHERING AND PROCESSING - The Gathering and Processing segment gathers and processes natural gas and fractionates, stores and markets NGLs primarily through its subsidiaries ONEOK Field Services Company and ONEOK NGL Marketing Company. These activities are conducted primarily in Oklahoma, Kansas and Texas. In early 2000, the Company acquired certain gathering and processing assets from KMI and Dynegy. These asset acquisitions included natural gas processing plants with a combined capacity of approximately 1.6 Bcf/d and approximately 13,400 miles of gathering lines. As a result of these acquisitions, the Company expanded to include the production of helium and created a new business, ONEOK NGL Marketing Company.

The Company also engaged in a strategic process of assessing and renegotiating its "Keep Whole" contract mix to mitigate the commodity price risk associated with these contracts. The recent asset acquisitions have allowed the Company to engage in asset consolidation and rationalization to better utilize the Company's assets and develop strategic assets that complement the Company's core assets.

TRANSPORTATION AND STORAGE - The Transportation and Storage segment provides natural gas transportation and storage services. These operations are primarily conducted through ONEOK Gas Transportation, L.L.C. (OGT), ONEOK Sayre Storage Company (Sayre), ONEOK WesTex Transmission, Inc. (WesTex), ONEOK Texas Gas Storage L. P. (OTGS), Market Center Gathering, Inc., Mid Continent Market Center, Inc. (MCMC), Mid Continent Transportation, Inc. (MCTI), ONEOK Producer Services, Inc., and ONEOK Gas Storage, L.L.C. (OGS). The acquisition of the KMI assets expanded the Company's transmission and storage operations into Texas where the Company now owns and operates through its wholly owned subsidiary, OTGS, three storage facilities with approximately 10 Bcf capacity, and WesTex which operates approximately 4,733 miles of intrastate pipeline in Texas. Both OGTS and WesTex are regulated by the Texas Railroad Commission (TRC). In July 1999, the storage assets located in Oklahoma were removed from regulation by the OCC. Following that, OGS and Sayre were granted market based rate authority by the Federal Energy Regulatory Commission (FERC). In a May 2000 OCC Order, certain transportation assets in Oklahoma included in the Transportation and Storage segment became a separate regulated utility from the Distribution segment. MCMC and MCTI's operations continue to be regulated by the KCC.

DISTRIBUTION - The Distribution segment provides natural gas distribution in Oklahoma and Kansas. The Company's distribution operations in Oklahoma are conducted through ONG and KGS, both divisions of ONEOK, Inc., which serve residential, commercial, and industrial customers. ONG is regulated by the OCC and KGS is regulated by the KCC. The Distribution segment serves approximately 80 percent of Oklahoma's gas retail markets and 67 percent of Kansas' gas retail markets.

PRODUCTION - The Production segment produces natural gas and oil primarily in Oklahoma, Kansas and Texas through ONEOK Resources Company. The Production segment's strategy is to acquire and develop properties. During 2000, the Company participated in drilling 93 wells of which 81 were gas, four were oil and eight were dry holes.

OTHER - The primary companies in the Other segment include ONEOK Leasing Company and ONEOK Parking Company. ONEOK Leasing Company leases and operates a headquarters office building. ONEOK Parking Company owns and operates a parking garage adjacent to the Company's corporate headquarters.

ENVIRONMENTAL MATTERS - The Company has 12 manufactured gas sites located in Kansas, which may contain coal tar and other potentially harmful materials that are classified as hazardous material. Hazardous materials are subject to control or remediation under various environmental laws and regulations. A consent agreement with the Kansas Department of Health and Environment (KDHE) presently governs all future work at these sites. The terms of the consent agreement allow the Company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. The prioritized sites will be investigated over a ten year period. At December 31, 2000, the costs of the investigations and risk analysis have been immaterial. Limited information is available about the sites and no testing has been performed. Management's best estimate of the cost of remediation ranges from $100,000 to $10 million per site based on a limited comparison of costs incurred to remediate comparable sites. These estimates do not give effect to potential insurance recoveries, recoveries through rates or from third parties. The KCC has permitted others to recover their remediation costs through rates and the Company anticipates it will be allowed to recover such costs. Additional information and testing could result in costs significantly below or in excess of the amounts estimated above. To the extent that such remediation costs are not recovered, any material costs could adversely affect the Company's results of operations and cash flows depending on the degree of remediation required and number of years over which the remediation must be completed.

The Company's expenditures for environmental evaluation and remediation have not been significant in relation to the results of operations of the Company. Capital expenditures for environmental issues during 2000 totaled $472,000. There have been no material effects upon earnings or the Company's competitive position during 2000 related to compliance with environmental regulations.

EMPLOYEES - The Company employed 3,664 persons at December 31, 2000. KGS employs 870 people who are subject to collective bargaining contracts. The Company did not experience any strikes or work stoppages during 2000. The Company's current contracts with the Unions are as follows:

                                         UNION                                            EMPLOYEES      CONTRACT EXPIRES
-------------------------------------------------------------------------------------------------------------------------
United Steelworkers of America                                                               489           June 6, 2002
International Union of Operating Engineers                                                    17           June 6, 2002
Gas Workers Metal Trades of the United Association of Journeymen and
  Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada        11           June 6, 2002
International Brotherhood of Electrical Workers                                              353           July 1, 2003
-------------------------------------------------------------------------------------------------------------------------

SEGMENT FINANCIAL INFORMATION - For financial and statistical information regarding the Company's business units by segment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note L of Notes to Consolidated Financial Statements.

DESCRIPTION OF BUSINESS SEGMENTS

(A)      MARKETING AND TRADING

GENERAL - The Company is engaged in the marketing and trading of natural gas to retail and wholesale customers in 28 states throughout the United States. Due to expanded supply, storage capabilities, and recent acquisitions, the Company markets gas from the West Coast to the Chicago city gate. The marketing operation has evolved from an intrastate aggregator into an interstate aggregator. Of the Company's consolidated revenues, revenues from the Marketing and Trading segment represent approximately 65.7, 42.0 and 41.0 percent for fiscal years 2000, 1999, and 1998, respectively. Operating income from the Marketing and Trading segment is 15.4, 12.0, and 6.5 percent of the consolidated operating income for fiscal years 2000, 1999, and 1998, respectively.

The Company engages in price risk management activities for both trading and non-trading purposes. On January 1, 2000, the Company adopted Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities" (EITF 98-10) for its energy trading contracts. EITF 98-10 requires entities involved in energy trading activities to account for energy trading contracts using mark-to-market accounting. Forwards, swaps, options, and energy transportation and storage contracts utilized for trading activities are reflected at fair value as assets and liabilities from price risk management activities in the consolidated balance sheets. The fair value of these assets and liabilities are affected by the actual timing of settlements related to these contracts and current period changes resulting primarily from newly originated transactions and the impact of price movements. Changes in fair value are recognized in net revenues, on a net basis, in the consolidated statement of income. Market prices used to fair value these assets and liabilities reflect management's best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility underlying the commitments. Market prices are adjusted for the potential impact of liquidating the Company's position in an orderly manner over a reasonable period of time under present market conditions.

The Company is in the process of developing its "Oneokenergy.com" portal website. This website will initially provide valuable energy news, commodity and weather information to OEMT's customer base. This phase of the website is expected to be online in March 2001. Future plans include the ability to do all of OEMT's administration online, from contract administration to invoicing. Longer-term plans include the development of a non-business hours and holiday trading system that customers can use.

MARKET CONDITIONS AND BUSINESS SEASONALITY - In response to a very competitive marketing and trading environment resulting from continued deregulation of the retail natural gas markets and the restructuring of the U.S. retail and wholesale electricity markets, the Company's strategy is to concentrate its efforts on capitalizing on short-term pricing volatility through marketing, trading and arbitrage opportunities provided by strategic control or ownership of storage, generation and transportation assets. OEMT focuses on building and strengthening supplier and customer relationships to execute their strategy. Management believes that its location in the heart of the natural gas producing area of the United States as well as the benefits derived from vertically integrating the gas marketing operations with the Company's other business, will provide strategic advantages necessary to compete successfully in the competitive natural gas market.

The marketing and trading operations acquired from KMI included a significant amount of baseload contracts which typically have a lower margin than OEMT's historical margin. The Company is assessing the strategic fit of these baseload contracts.

The Marketing and Trading segment's revenue and gross margin on gas sales are subject to fluctuations during the year primarily due to the impact certain seasonal factors have on sales volumes and the price of natural gas and electricity. Natural gas sales volumes are typically higher in the winter heating months than in the summer months, reflecting increased demand due to greater heating requirements and, typically, higher natural gas prices. However, with the increased development of gas-fired electric generating plants throughout the United States, historical seasonality associated with natural gas sales volumes and prices may become less pronounced in the future.

PRICE RISK MANAGEMENT - In order to mitigate the financial risks arising from fluctuations in both the market price and transportation costs of natural gas, OEMT manages its portfolio of contracts and its assets in order to maximize value, minimize the associated risks and provide overall liquidity. In doing so, OEMT uses price risk management instruments, including swaps, options, futures and physical commodity-based contracts to manage exposures to market price movements. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Note C to the Notes to Consolidated Financial Statements.

(B)      GATHERING AND PROCESSING

GENERAL - The Company's Gathering and Processing segment is engaged in the gathering and processing of natural gas and the fractionation, storage and marketing of NGLs. The Company owns and operates 24 gas processing plants, five of which are currently idle, leases and operates one gas processing plant, has an ownership interest in four gas processing plants that are operated by other owners and owns approximately 19,300 miles of natural gas gathering systems. The Company's total capacity of the plants the Company owns, leases or has an ownership interest in is 2.2 Bcf/d. The Company has experienced significant growth in this segment, beginning with the acquisition of the Koch assets in 1999 and the KMI and Dynegy assets in early 2000.

The gas processing operation includes the extraction of NGLs and the separation (fractionation) of mixed NGLs into component products (ethane, propane, iso butane, normal butane and natural gasoline). The Company has the ability to extract helium at two of its plants located in Kansas. The NGL component products are used by and sold to a diverse customer base of end users for petrochemical feedstock, residential heating and cooking, and blending into motor fuels. The gathering operation, which connects third party and affiliates producing wells to the processing plants, consists of the gathering of natural gas through pipeline systems and compression and dehydration services.

The Company generally processes gas under three types of contracts. Under the Company's "Percent of Proceeds" -(POP) contracts the producer is paid a percentage of the market value of the natural gas and NGLs that are processed. The Company's "Keep Whole" contracts allow the Company to replace the BTUs extracted as NGLs with gas, which keeps the producer whole on Btu's and allows the Company to retain and sell the NGLs. With the acquisition of KMI and Dynegy assets, the Company now processes some gas for a "Fee." Under the "Fee" contracts, the Company is paid a fee for NGL extraction.

During 2000, the Company processed an average of 1.1 Bcf/d of natural gas and produced an average of 69 MBbls/d of NGLs. The Company markets its own NGL production through ONEOK NGL Marketing Company and purchases NGLs from third parties for resale. During 2000, the Company sold approximately 68.7 MBbls/d of NGLs to a diverse base of over 200 customers.

The Company's operating results were significantly impacted by the KMI and Dynegy acquisitions as well as the increase in natural gas, oil and NGL prices. Of the Company's consolidated revenues, revenues from the Gathering and Processing segment represent approximately 12.6, 3.9 and 3.5 percent for fiscal years 2000, 1999, and 1998, respectively. Operating income from the Gathering and Processing segment is 33.2, 7.7, and 8.2 percent of the consolidated operating income for fiscal years 2000, 1999, and 1998, respectively.

MARKET CONDITIONS AND BUSINESS SEASONALITY - Changes in the midstream NGLs industry and volatility in NGL prices in the late 1990's and continuing into 2000, has placed significant pressure on operating margins in the industry. Despite significant consolidation in the recent past, the U.S. midstream industry remains relatively fragmented and the Company faces competition from a variety of companies including major integrated oil companies, major pipeline companies and their related marketing companies, and national and local gas gatherers, processors and marketers. Competition not only exists for operating margins but also for additional inlet volumes, obtaining gas supplies for gathering and processing operation, obtaining supplies of raw product for fractionation and the transportation of natural gas and NGLs.

The Company has responded to these industry conditions by acquiring assets, most of which are strategically located by the Company's existing assets. The Company has also responded, along with others in the industry, by reducing costs, rationalizing assets in non-core operating areas and renegotiating contracts. The principal goal of these efforts is to mitigate the variability of earnings and cash flow caused by fluctuations in commodity prices.

The Company's strategy is to continue to build a vertically integrated natural gas liquids infrastructure having the capability of maximizing profit throughout the value chain extending from inlet natural gas volumes gathered from producing areas in the U. S., primarily in portions of the Mid Continent region, to marketing NGLs to wholesalers and end users. The Company, unlike most competitors in the industry has the ability, through NGL storage facilities, to store product.

The Gathering and Processing segment is subject to some seasonality. Some of the products, such as propane, are used for heating, and accordingly, these products are more in demand during the heating months of November through April. Accordingly, the price of these products is typically higher in the winter due to greater demand.

ACQUISITIONS - In April 2000, the Company acquired certain natural gas gathering and processing assets from KMI. This acquisition included natural gas processing plants with a capacity of 1.26 Bcf/d and 6,400 miles of gathering lines. The current throughput of these gathering and processing assets is approximately
0.76 Bcf/d. Production of NGLs from these assets averages 33 MBbls/d. These assets have had a positive impact on the Company's operating performance and have complemented its current asset base.

In March 2000, the Company acquired natural gas processing plants with a capacity of 375 MMcf/d and approximately 7,000 miles of gas gathering and transmission pipeline systems from Dynegy. The current throughput of these gathering and processing assets is approximately 240 MMcf/d. Production of natural gas liquids from these assets averages 25 MBbls/d.

GOVERNMENT REGULATIONS - The FERC has traditionally maintained that a processing plant is not a facility for transportation or sale for resale of natural gas in interstate commerce and therefore is not subject to jurisdiction under the Natural Gas Act (NGA). Although the FERC has made no specific declaration as to the jurisdictional status of the Company's gas processing operations or facilities, the Company believes its gas processing plants are primarily involved in removing natural gas liquids and therefore exempt from FERC jurisdiction.

The NGA exempts natural gas gathering facilities from the jurisdiction of the FERC. Interstate transmission facilities, on the other hand, remain subject to FERC jurisdiction. The FERC has historically distinguished between these two types of facilities on a fact-specific basis. The Company believes its gathering facilities and operations meet the current test used by the FERC to determine a nonjurisdictional gathering facility status.

The states of Oklahoma, Kansas and Texas also have statutes regulating, in various degrees, the gathering of gas in those states. In each state, regulation is applied on a case by case basis if a complaint is filed against the gatherer with the appropriate state regulatory agency.

RISK MANAGEMENT - Derivative instruments are used to minimize volatility in NGL and natural gas prices. Accordingly, the Company uses derivative instruments to hedge the price of natural gas purchased and used for processing and operations. The Company also, from time to time, uses derivative instruments to secure a certain price for their product. At December 31, 2000, the Gathering and Processing segment was not a party to any derivative instruments used for hedging purposes. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Footnote C to the Notes to the Consolidated Financial Statements.

The Company also manages price risk of commodity products through the use of certain natural gas processing contracts. During 2000, the Company restructured its contract mix to reduce the number of Keep Whole contracts from 35 percent of its contract mix to 32 percent. This restructuring effort reduced the Company's exposure to greater margin volatility that exists primarily through "Keep Whole" contracts.

(C)      TRANSPORTATION AND STORAGE

GENERAL - ONEOK's Transportation and Storage segment provides intrastate natural gas pipeline transportation and storage for Oklahoma, Kansas, and Texas with the major customer being ONEOK's Distribution segment in both Oklahoma and Kansas. The Company conducts this business primarily through wholly owned intrastate pipeline companies with a total of 9,689 miles of pipe and wholly owned storage companies with a total capacity of approximately 58 Bcf.

In Oklahoma, the Company operates OGT, Sayre and OGS. These companies have approximately 3,245 miles of pipeline and their five storage facilities have a combined storage capacity of 43 Bcf. Capacity in the storage facilities is leased to both OEMT and third parties under various terms. The Sayre gas storage facility is leased on a long term basis to and operated by Natural Gas Pipeline Company of America. The Company retains three Bcf of capacity in the Sayre facility for its own use. A $3.4 million expansion to increase deliverability from the Depew storage field was completed in the spring of 2000.

The Oklahoma transmission system transported 299.1 Bcf in 2000 and 234.9 Bcf in 1999. OGT provides access to the major natural gas producing areas in Oklahoma. The system intersects with 10 intra/interstate pipelines at 26 interconnect points, 21 processing plants, and approximately 130 producing fields effectively allowing gas to be moved throughout the state.

In Kansas, ONEOK operates as MCMC and MCTI with 1,711 miles of pipeline and two gas storage facilities with approximately 5.0 Bcf of capacity. A $10 million expansion of the Kansas transmission system was completed during 2000, which connects the MCMC system to the Bushton natural gas processing facility, which the Company acquired the lease on in 2000, Northern Natural Gas, and ANR Pipeline. The Kansas transmission system transported 87.1 Bcf in 2000 and 72.8 Bcf in 1999. MCMC and MCTI provide access to the major natural gas producing areas in Kansas. The system intersects with ten intra/interstate pipelines at 13 interconnect points, five processing plants, and approximately three producing fields effectively allowing gas to be moved throughout the state.

In Texas, ONEOK operates WesTex with approximately 4,733 miles of pipeline and ONEOK Texas Gas Storage with storage capacity of approximately 10 Bcf. This system was acquired from KMI in April 2000. The Texas transmission system transported 170.8 Bcf in 2000. WesTex provides access to the major natural gas producing areas in the Texas Panhandle and the Permian Basin. The system intersects with 11 intra/interstate pipelines at 32 interconnect points, 11 natural gas processing plants, and approximately two producing fields effectively allowing gas to be moved to the Waha Hub for transportation to the West, including California. This pipeline allows the Company to provide service to the city of El Paso, Texas.

A small amount of gathering pipelines owned by the Company and connected to the Company's transmission pipelines are included in this segment.

Of the Company's consolidated revenues, revenues from the Transportation and Storage segment represent approximately 1.7, 1.5 and 0.9 percent for fiscal years 2000, 1999 and 1998, respectively. Operating income from the Transportation and Storage segment is 18.6, 27.9, and 24.8 percent of the consolidated operating income for fiscal years 2000, 1999, and 1998, respectively.

MARKET CONDITIONS AND SEASONALITY - The Transportation and Storage segment competes directly with other intrastate and interstate pipelines and storage facilities within each of their respective states. Competition for transportation services continues to increase as the FERC and state regulatory bodies enact legislation to introduce more competition in the natural gas markets.

The Transportation and Storage segment is subject to some seasonality. Volumes transported are slightly higher in the heating season since some customers transport volumes for heating needs. Historically, customers and the Company purchased and stored gas in the summer months when prices were lower and withdrew gas during the heating season; however, the increase of gas-fired electric generating plants and increased volatility in the natural gas market has lead to increased demand for natural gas in the summer months which is expected to change gas storage practices.

GOVERNMENT REGULATIONS - The regulatory structure that has historically applied to the natural gas industry has been in a state of transition throughout the last decade and continues to be. The Company continues to pursue deregulation of its assets with the respective state regulatory bodies in an effort to maximize shareholder return and provide reliable service at fair prices to its customers.

The Company received a final order from the OCC in the second quarter of 2000 that separated the distribution assets of ONG and the transmission assets of OGT and related affiliates into two separate public utilities. This order also adjusted ONG's rates for the removal of the gathering, transmission and storage assets, and established a competitive bid process for ONG's upstream service. Through the competitive bid process, OGT retained approximately 96 percent of ONG's upstream transportation requirements.

Effective November 1, 1999, by order from the OCC, the Company's gathering and storage assets and services in Oklahoma were removed from utility regulation. Assets, including current gas in storage, of $325.0 million were removed from the Oklahoma customers' rate base and are now included in this segment where they are being utilized in the competitive market place. In 2000, a portion of the return on rate base related to these storage assets was recovered from the distribution customers through the Purchased Gas Adjustment (PGA) for maintaining current working gas in storage. Approximately $3.5 million will be recovered annually from the distribution customers through a Gathering Rider.

The Company's transportation and storage assets in Kansas are regulated by the KCC. The Company has flexibility in establishing transportation rates with customers; however, there is a maximum rate that MCMC can charge its customers.

The Company's transportation and storage assets located in Texas are regulated by the TRC. The Company has flexibility in establishing transportation rates with customers; however, if a rate cannot be agreed upon, the rate is established by the TRC.

CUSTOMERS - The Transportation and Storage segment serves the affiliated companies of the Distribution segment and Marketing and Trading segment as well as a number of transporters in the utilization of the transportation and storage facilities. Each of the companies provides flexible service alternatives to serve both core and non-core consumers. The Transportation and Storage segment serves a diverse group of customers, including affiliates. In November 2000, the Company announced the execution of long term agreements between OGT and Duke Energy North America (DENA) for firm transportation service to DENA's gas fueled McClain Energy Facility in the amount of 85 MMcf/d.

ACQUISITIONS - The Company acquired transportation and storage assets located in Texas from KMI in April 2000. These assets are deemed strategic assets to the Company in part since they give the Company access to an expanded area in the Texas and the California markets.

(D)      DISTRIBUTION

GENERAL - ONG distributes natural gas to wholesale and retail customers located in the state of Oklahoma. ONG delivered natural gas to approximately 809,000 customers at December 31, 2000, located in 325 communities in Oklahoma. ONG's largest markets are the Oklahoma City and Tulsa metropolitan areas. ONG also sells natural gas to other local gas distributors serving 44 Oklahoma communities. ONG serves an estimated population of over 2.5 million. During 2000, the Oklahoma customers of KGS were removed from KGS and became ONG customers.

KGS supplies natural gas to approximately 634,000 customers in 368 communities in Kansas. It also makes wholesale delivery to 17 customers. KGS's largest markets served include Wichita, Topeka, and Johnson County, which includes Overland Park, Kansas.

Of the Company's consolidated revenues, revenues from the Distribution segment represent approximately 19.1, 49.8 and 52.9 percent for fiscal years 2000, 1999, and 1998, respectively. Operating income from the Distribution segment is 29.3, 45.5, and 54.9 percent of the consolidated operating income for fiscal years 2000, 1999, and 1998, respectively.

GAS SUPPLY - Gas supplies available to ONG for purchase and resale include supplies of gas under both short and long-term contracts with gas marketers and independent producers. Oklahoma is the third largest gas producing state in the nation, and ONG has direct access through the Transportation and Storage segment's transmission system and transmission systems belonging to third party companies to all of the major gas producing areas in Oklahoma. The Company's gas storage, transportation and gathering assets were unbundled from the utility and now operate as separate entities. Gas supply and transportation bids were awarded for service beginning in the 2000/2001 heating season for two and five year terms. As a result of the process, the majority of the Company's gas supply and gas transportation needs will continue to be met by two affiliates, OEMT for supply, and OGT for upstream transportation service.

KGS has transportation agreements for delivery of gas that have terms varying from one to twenty years with the following non-affiliated pipeline transmission companies: Williams Gas Pipelines Central, Inc. (WGPC), Kansas Pipeline Company, Kinder Morgan Interstate Gas Transmission, L.L.C., Panhandle Eastern Pipeline Company, Northern Natural Gas Company and Natural Gas Pipeline of America. Additionally, approximately 25 percent of KGS's transportation service is provided by the affiliated intrastate pipeline company, MCMC.

KGS has a long-term gas purchase contract (Base Contract) with Amoco Production Company (Amoco) for the purpose of meeting the requirements of the customers served over the WGPC pipeline system. The Company anticipates that the Base Contract will supply between 50 percent and 65 percent of KGS's demand served by the WGPC pipeline system. Amoco is one of various suppliers over the WGPC pipeline system and if this contract were canceled, management believes gas supplied by Amoco could be replaced with gas from other suppliers. Gas available under the Base Contract that exceeds the needs of the Company's residential and commercial customer base is also available for sale to other parties (as available gas sales).

For the remainder of KGS's supply, the gas is purchased from a combination of direct wellhead production, natural gas processing plants, and natural gas marketers and production companies.

There is an adequate supply of natural gas available to its utility systems and the Company does not anticipate problems with securing additional gas supply as needed for its customers. However, if supply shortages occur, ONG's rate schedule "Order of Curtailment" and the KGS rate order "Priority of Service" provide for first reducing or totally discontinuing gas service to large industrial users and graduating down to requesting residential and commercial customers to reduce their gas requirements to an amount essential for public health and safety.

CUSTOMERS - RESIDENTIAL AND COMMERCIAL - ONG and KGS distribute natural gas as public utilities to approximately 80 percent of Oklahoma's gas retail markets and 67 percent of Kansas' gas retail markets. Natural gas sales to residential and commercial customers, which are used primarily for heating and cooking, account for approximately 65 and 29 percent of gas sales, respectively in Oklahoma and 76 and 23 percent of gas sales in Kansas, respectively.

A franchise is a right to use the municipal streets, alleys, and other public ways for utility facilities for a defined period of time for a fee. Although the laws of the states of Oklahoma and Kansas prohibit exclusive utility franchises, management nevertheless believes there are advantages to having franchises in the larger municipalities in which operations are conducted. ONG has franchises in 58 municipalities including Tulsa and Oklahoma City while KGS holds franchises in 368 municipalities. In management's opinion, its franchises contain no unduly burdensome restrictions and are sufficient for the transaction of business in the manner in which it is now conducted.

INDUSTRIAL - Under the Company's pipeline capacity lease (PCL) program and transportation program, certain customers, for a fee, can have their gas, whether purchased from ONG or a third-party supplier, transported to its facilities utilizing lines owned by ONG or its affiliates. As contracts with PCL and transportation customers expire and there is increased competition for the transportation of gas to these customers, some of these customers may be lost to affiliates or third party transporters. The Transportation and Storage segment may gain some of this business that would result in a shift of some revenues from the Distribution segment to the Transportation and Storage segment.

KGS transports gas for its large industrial customers through its End-Use Customer Transportation (ECT) program. This program allows industrial customers to purchase gas on the spot market and have it transported by KGS.

The potential impact of the loss of a significant portion of this volume is discussed at Management's Discussion and Analysis of Financial Conditions and Results of Operations, Liquidity. No single customer accounted for more than ten percent of consolidated operating revenues.

COMPETITION AND BUSINESS SEASONALITY - The natural gas industry is expected to remain highly competitive resulting from deregulation and unbundling initiatives being pursued by the industry and regulatory agencies. Management believes that it must maintain a competitive advantage in order to retain its customers and, accordingly, continues to focus on reducing costs and pursuing unbundling opportunities.

The Company is subject to competition from electric utilities offering electricity as a rival energy source and competing for the space heating, water heating, and cooking markets. The principal means to compete against alternative fuels is lower prices, and natural gas continues to maintain its price advantage in the residential, commercial, and both small and large industrial markets. In residential markets, the average cost of gas is less for ONG and KGS customers than the cost of an equivalent amount of electricity.

The Company is subject to competition from other pipelines for its existing industrial load. The PCL program offered by ONG, in response to such competitive pressure, allows ONG to effectively compete in these markets and maintain throughput and therefore, load factors that benefit all customer classes. KGS, through the ECT program, is able to compete with other pipelines and continue to serve its large commercial and industrial customers. Competition, however, continues to lower rates. Unbundling is another response to competition. A competitive bidding system, made possible by the unbundling of services, and more customer choice provides the opportunity for lower costs for the consumer.

Gas sales to residential and commercial customers are seasonal, as a substantial portion of gas is used principally for space heating. Accordingly, the volume of gas sales is consistently higher during the heating season (November through April) than in other months of the year. ONG's tariff rates include a temperature normalization adjustment clause during the heating season which mitigates the effect of fluctuations in weather. The WeatherProof Bill program, implemented in September, 1999, and permanent in 2000, is designed to mitigate the effect of weather fluctuations in Kansas for customers electing to use this program. KGS also implemented a weather normalization clause in December 2000 that will mitigate the effect of fluctuations in weather.

ONG's PCL and transportation services and some of KGS's ECT services are at negotiated rates that are generally below the approved PCL tariff rates, and increased competition potentially could lower these rates. Industrial sales and rentals for PCL's tend to remain relatively constant throughout the year.

GOVERNMENT REGULATIONS - Rates charged for gas services are established by the OCC for ONG and by the KCC for KGS. Gas purchase costs are included in the PGA clause that is billed to customers. The Company does not make a profit on the cost of gas. Other costs must be recovered through periodic rate adjustments approved by the OCC and KCC.

A rate case was settled between ONG and the OCC on May 30, 2000 in Oklahoma resolving a number of regulatory and unbundling issues. The highlights of which follow:

         o A $57 million annual rate base reduction, effective with the first billing cycle in June 2000, spread among all customer classes. The PCL Rider was terminated and the $37.8 million balance was moved to base rates and included in the revenue reduction, thereby creating a net annual reduction of approximately $20 million.

         o Deregulation of gas storage and gas gathering and removal of the related investments from the regulated Oklahoma Distribution segment's rate base. The Company was allowed to recover approximately $3.5 million annually from its distribution customers through a Gathering Rider.

         o Depreciation rates were decreased which will result in recovery of approximately $10.5 million less in depreciation expenses annually.

         o ONG may defer the depreciation and operating and maintenance associated with new service line programs. Under the new service line programs ONG will begin assuming responsibility for, and ownership of, customer service lines. The recovery methodology applicable to the new service line program and amount to be recovered will be addressed as a part of ONG's next general rate filing.

         o Oklahoma customers previously served by KGS were consolidated with ONG. This will simplify the Company's regulatory activities by allowing the KGS-Oklahoma customers to be served under the ONG rate structure and by allowing the Company to discontinue separate regulatory reporting and rate case activity for KGS-Oklahoma. However, the Company did sustain an annual margin reduction estimated at $2.3 million related to this change since the previous KGS-Oklahoma rates were generally higher than the comparable ONG rates that will now apply to these customers.

         o ONG and OGT will be considered as two separate regulated utilities on a prospective basis. The two utility operations will be able to function independently in pursuing their respective targets and objectives.

During 2000, the KCC issued an Order allowing KGS to recover additional costs of its gas purchase hedging program established to protect the price paid by customers for gas purchases. The KCC also permanently approved KGS's WeatherProof Bill Program that had been a pilot program. This plan allows customers, at their discretion, to fix their monthly payment. The KCC also granted the Company weather normalization beginning in December 2000 that mitigates weather related revenue fluctuations.

The Company has settled all known claims arising out of long-term gas supply contracts containing "take-or-pay" provisions that purport to require the Company to pay for volumes of natural gas contracted for but not taken. The OCC has authorized recovery of the accumulated settlement costs over a 20 year period or approximately $6.7 million annually through a combination of a surcharge from customers and revenue from transportation under Section 311(a) of the Natural Gas Policy Act (NGPA) and other intrastate transportation revenues. There are no significant potential claims or cases pending against the Company under "take-or-pay" contracts.

OkTex Pipeline Company transports gas in interstate commerce under Section 311(a) of the NGPA and is treated as a separate entity by the FERC. Accordingly, OkTex is subject to the regulatory jurisdiction of the FERC under the NGA with respect to rates, accounts and records, the addition of facilities, the extension of services in some cases, the abandonment of services and facilities, the curtailment of gas deliveries and other matters. The Company has the capacity to move up to 200 million cubic feet per day into the Lone Star Gas Company's system in Texas and the WesTex system. OkTex has complied with the requirements of Order 636.

In the first quarter of 2000, the FERC issued Order No. 637, which, among other things, imposed additional reporting requirements, required changes to make pipeline and secondary market services more comparable, removed the price caps on secondary market capacity for a period of two years, allowed rates to be based on seasonal or term differentiated factors and narrowed the applicability of the regulatory right of first refusal to apply only the maximum rate contracts. The Company's interstate pipelines implemented the new regulations in May 2000. The FERC Order did not have a material effect on the Company's operations.

(E)      PRODUCTION

GENERAL - The Company's strategy is to concentrate ownership of natural gas and oil reserves in the Mid Continent region in order to add value not only to its existing production operations but also to integrate it into its gathering and processing, marketing and trading, and transportation and storage businesses. The Company continues to focus on growing through acquisitions and developing existing properties.

Of the Company's consolidated revenues, revenues from the Production segment represent approximately 0.7, 2.4, and 1.7 percent for fiscal years 2000, 1999, and 1998, respectively. Operating income from the Production segment is 4.6, 6.3, and 5.7 percent of the consolidated operating income for fiscal years 2000, 1999, and 1998, respectively.

PRODUCING RESERVES - The Production segment primarily focuses its production activities in natural gas to capitalize on the Company's assets. As of December 31, 2000, the Company had a working interest in 2,055 gas wells and 205 oil wells located primarily in Oklahoma, Kansas and Texas. A number of these wells produce from multiple zones. Production decreased in 2000 as compared to 1999, as a result of the natural depletion of reserves that are not entirely replaced through acquisitions or developmental drilling.

MARKET CONDITIONS AND BUSINESS SEASONALITY - Natural gas and oil prices have been strong throughout much of 2000. At the end of 2000, natural gas prices reached unprecedented highs. The increase in prices has prompted a significant amount of drilling in the U.S. Accordingly, rig availability has delayed some developmental drilling projects for the Company, as well as others in the industry. In response to the industry wide shortage in rig availability, the Company is focusing on partnering with drilling companies to increase reserves through its developmental drilling strategy. The Company continues to assess acquisition opportunities.

The goal of the Company is to develop an economically viable reserve base through acquisition and development. The Company operates much of the reserve base, which it controls. In doing so, the Company competes with many large integrated oil and gas companies and numerous independent oil and gas companies of various size. During 2000, most of the segment's production was sold to the Marketing and Trading segment, Gathering and Processing segment and third party markets, at market prices.

Similar to the Company's other business segments, the Production segment is subject to seasonal factors on a limited basis. The Production segments revenues are impacted partially by prices, which, historically, are higher in the winter heating months when demand is higher than in the summer and shoulder months, spring and fall. Oil prices in the U.S., including the Company's Production segment, are also impacted by international production and export policies.

PROPERTY ACQUISITIONS AND DIVESTITURES - The Company acquired $4.8 million of properties during 2000, located in a portion of the Mid Continent region of the U.S. These strategically located properties will contribute to the Company's strategy of acquiring assets that strengthen and complement each other.

In June 2000, the Company sold $6.0 million of non-core, non-strategic oil and natural gas producing properties. The sale included 143 wells that were located in isolated fields throughout Texas and parts of Oklahoma and Kansas.

RISK MANAGEMENT - The Production segment continues to utilize derivative instruments in order to hedge anticipated sales of natural gas and oil production. During 2000, production was hedged with commodity swap agreements whereby the Company was able to set the price to be received for the future production and reduce the risk of declining market prices between the origination date of the swap and the month of production. The Company's strategy in hedging anticipated transactions is to eliminate the variability in earnings of its Production segment as a result of market fluctuations. To the extent that management did not terminate a hedge or enter into an opposing derivative, the strategy employed during 2000, limited earnings, which resulted from increases in market prices above the level set by the hedge.

At December 31, 2000, the Company had approximately 74 percent of its proved developed production hedged for fiscal year 2001. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Note C to Notes to Consolidated Financial Statements.

(F)      OTHER

The Company, through two subsidiaries, owns a parking garage and leases an office building (ONEOK Plaza) in downtown Tulsa, Oklahoma, in which the Company's headquarters are located. The parking garage is owned and operated by ONEOK Parking Company. ONEOK Leasing Company leases excess office space to others. Almost all downtown Tulsa Class A office space is rented and very little Class A office space is available city wide. As a result, Class A rental rates are increasing.

ITEM 2.  PROPERTIES

(A)      DESCRIPTION OF PROPERTY

MARKETING AND TRADING

The Company is in the process of constructing a 300 megawatt gas-fired merchant power plant located in Logan County, Oklahoma and adjacent to an affiliate's gas storage facility. The Company expects this plant, configured to supply electric power during peak periods, to be completed and operational in June 2001. To date the Company has spent approximately $72 million on construction. Total estimated cost of the project is $120 million.

GATHERING AND PROCESSING

The Company owns or leases and operates 25 natural gas processing plants, has operating interests in four natural gas processing plants and owns related gathering systems in Oklahoma, Texas and Kansas. Five of the Company owned natural gas processing plants were idle in 2000. The Company's total capacity of the plants the Company owns, leases or has an ownership interest in is 2.2 Bcf/d. The Company's natural gas processing operations are conducted at two types of gas processing plants, field and straddle plants. Field plants aggregate volumes from multiple producing wells into quantities that can be economically processed to extract natural gas liquids and to remove water vapor, solids and other contaminants. Straddle plants are situated on mainline natural gas pipelines and allow operators to extract natural gas liquids under contract from a natural gas stream when the market value of natural gas liquids separated from the natural gas stream is higher than the market value of the same unprocessed natural gas stream.

S                                       16

Following is a table providing certain information about the Company's natural gas processing plants.

                   SUMMARY OF ONEOK GAS PROCESSING FACILITIES

                          PERCENT
    PROCESSING            LEASED OR     COUNTY               CAPACITY
    FACILITIES            OWNED (1)    AND STATE           (MMcf/d) (2)

Bushton                        100  Ellsworth, KS               1,000.0
Scott City                     100  Scott, KS                     100.0
Maysville                       70  Garvin, OK                     94.5
Panther Creek                  100  Custer,OK                      90.0
Rodman                         100  Garfield, OK                   85.0
Cheney                         100  Kingman, KS                    85.0
Custer                         100  Custer,OK                      80.0
Stinnett                       100  Moore, TX                      80.0
Beaver (3)                     100  Beaver, OK                     75.0
El Reno                        100  Canadian, OK                   75.0
Woodward                       100  Woodward, OK                   75.0
Leedy                          100  Roger Mills, OK                50.0
Arrington                      100  Hemphill,TX                    40.0
Antelope Hills                 100  Roger Mills, OK                40.0
Cargray                        100  Carson, TX                     30.0
Stephens                       100  Stephens, OK                   30.0
Canadian                       100  Hemphill,TX                    25.0
Kingsmill (3)                  100  Gray, TX                       24.5
Ringwood                       100  Major, OK                      22.0
Carson (3)                     100  Carson, TX                     20.0
Gray                           100  Gray, TX                       20.0
Watonga (3)                    100  Kingfisher, OK                 15.0
Dover Hennessey               18.1  Kingfisher, OK                 14.0
Fox                             50  Carter, OK                     12.5
Lefors                         100  Gray, TX                       11.0
Binger                         100  Caddo, OK                      10.0
Springer                       100  Carter, OK                      9.5
Kellerville (3)                100  Gray, TX                        7.0
Spivey                           5  Harper, TX                      3.3
                                                         ---------------

             Total                                              2,223.3
                                                         ===============

(1) ONEOK owns or leases the indicated percentage of an associated gathering system

(2) Capacity data is at practical recovery rates, net to ONEOK's interest.

(3) Plant is currently idle.

Following is a table providing certain information about the Gathering and Processing segment's storage and terminal facilities. The Bushton Rail and Truck Terminals include an import/export terminal.


                SUMMARY OF ONEOK STORAGE AND TERMINAL FACILITIES

                       Percent    County       Capacity
     Facilities         Owned    and State      (MBbls)      Description
--------------------------------------------------------------------------------
Bushton Storage         100     Ellsworth, KS   14,000       NGL storage facility
Bushton Rail and
 Truck Terminals        100     Ellsworth, KS      110       Product terminal facility
Maysville Truck Terminal 70     Garvin, OK          60       Product terminal facility
Cargray Truck Terminal  100     Carson, TX          23       Product terminal facility

The Company's natural gas processing plants were operating at various capacities throughout the year. At certain times throughout the year, the Company's natural gas processing facilities operated at levels well below capacity due to the historically high natural gas prices. When this occurred, some producers sold their natural gas rather than having it processed into NGLs. If natural gas prices stabilize in 2001, this should allow the Company to operate its natural gas processing facilities at higher levels than in 2000. The Company is rationalizing assets in non-core operating areas. In response to this, the Company is moving certain assets to improve utilization of certain natural gas processing plants. Overall, the plants operated at approximately 62 percent of capacity.

The Company owns approximately 19,300 miles of gathering pipeline, some of which are connected to the Company's natural gas processing plants.

TRANSPORTATION AND STORAGE

The Company owned a combined total of approximately 3,245 miles of transmission pipeline in Oklahoma, approximately 1,711 miles in Kansas, and approximately 4,733 miles in Texas at December 31, 2000. Compression and dehydration facilities are located at various points throughout the pipeline system. In addition, the Company owns five underground storage facilities located throughout Oklahoma, two storage facilities in Kansas and three storage facilities in Texas. The storage facilities primarily consist of land and mineral leasehold agreements, wells and equipment, rights of way, and cushion gas. The total storage capacity of these facilities is approximately 58 Bcf. Four of the Oklahoma storage facilities are located in close proximity to large market areas; the other storage facility is located in western Oklahoma and is leased to and operated by another company. However, three Bcf of storage capacity in that facility has been retained for use by the Company. The storage facilities in Kansas and Texas are connected to the Company's pipelines and are located near third party intrastate and interstate pipelines, providing the Company's storage customers with access to multiple markets.

Following is a table providing certain information about the Transportation and Storage segment's storage facilities.

                                 COUNTY               CAPACITY
 FACILITIES                    AND STATE               (MMcf)
-----------------------------------------------------------------
Depew                 Creek, OK                           19,153
Edmond                Logan and Kingfisher, OK            16,416
Haskell               Muskogee, OK                         3,587
Osage                 Osage, OK                              912
Sayre                 Beckham, OK                          3,000
Brehm                 Pratt, KS                            1,989
Yaggy                 Reno, KS                             2,993
Felmac                Gaines, TX                           1,989
Loop                  Gaines, TX                           4,973
Salado                Gaines, TX                           2,924
                                                     ------------
                                                          57,936

DISTRIBUTION

The Company owned approximately 16,126 miles of pipeline and other distribution facilities in Oklahoma and approximately 12,734 miles of pipeline and other distribution facilities in Kansas at December 31, 2000. The Company owns a number of warehouses, garages, meter and regulator houses, service buildings, and other buildings throughout Oklahoma and Kansas. The Company also owns a fleet of vehicles and maintains an inventory of spare parts, equipment, and supplies.

PRODUCTION

The Company owns varying economic interests, including working, royalty and overriding royalty interests, in 2,055 gas wells and 205 oil wells, some of which are completed in multiple producing zones. Such interests are in wells located primarily in Oklahoma, Kansas, and Texas. The Company owns 185,847 net onshore developed leasehold acres and 37,421 net onshore undeveloped acres, located primarily in Oklahoma, Kansas, and Texas. The Company does not own any offshore acreage.

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

(B)      OTHER INFORMATION

Oil and gas production is defined by the Securities and Exchange Commission
(SEC) to include natural gas liquids in their natural state. The Company's gathering and processing operation produces natural gas liquids. The SEC excludes the production of natural gas liquids resulting from the operations of gas processing plants as an oil and gas activity. Accordingly, the following tables exclude information concerning the production of natural gas liquids by the Company's processing operations.

OIL AND GAS RESERVES

All of the oil and gas reserves are located in the United States.

QUANTITIES OF OIL AND GAS RESERVES - See Note S of Notes to Consolidated Financial Statements.

PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES - See Note T of Notes to Consolidated Financial Statements.

RESERVE ESTIMATES FILED WITH OTHERS

None.

QUANTITIES OF OIL AND GAS PRODUCED

The net quantities of oil and natural gas produced and sold, including intercompany transactions, were as follows:

                        Years Ended
              December 31,      August 31,
Sales             2000       1999       1998
----------------------------------------------
Oil (MBbls)        400.0      460.0      330.0
Gas (MMcf)      26,746.0   27,773.0   16,818.0
----------------------------------------------


                          Four Months Ended
                             December 31,
Sales                     1999          1998
----------------------------------------------
Oil (MBbls)                138.0         145.0
Gas (MMcf)               8,306.0       7,700.0
----------------------------------------------

AVERAGE SALES PRICE AND PRODUCTION (LIFTING) COSTS

Average sales prices and production costs are as follows:

                                 Years Ended
                         December 31,     August 31,
                             2000      1999      1998
------------------------------------------------------
Average Sales Price (a)
   Per Bbl of oil          $ 21.43   $ 13.56   $ 15.70
   Per Mcf of gas          $  2.28   $  2.12   $  2.21
Average Production Costs

   Per Mcfe (b)            $  0.60   $  0.49   $  0.50
------------------------------------------------------

                              Four Months Ended
                                 December 31,
                               1999      1998
----------------------------------------------
Average Sales Price (a)
   Per Bbl of oil            $ 18.93   $ 12.53
   Per Mcf of gas            $  2.50   $  2.03
Average Production Costs

   Per Mcfe (b)              $  0.60   $  0.46
----------------------------------------------

(a) In determining the average sales price of oil and gas, sales to affiliated companies were recorded on the same basis as sales to unaffiliated customers.
(b) For the purpose of calculating the average production costs per Mcf equivalent, barrels of oil were converted to Mcf using six Mcfs of natural gas to one barrel of oil. Production costs are based on the wellhead market price, which averaged $29.34 per Bbl of oil and $3.42 per Mcf of gas in 2000 and $16.95 per Bbl of oil and $2.13 per Mcf of gas in 1999, contributing to the significant increase in average production costs per Mcfe. Production costs do not include depreciation or depletion.

         WELLS AND DEVELOPED ACREAGE

The table shows gross and net wells in which the Company has a working interest at December 31, 2000.

               Gas      Oil
---------------------------
Gross wells   2,055     205
Net wells       596      76
---------------------------

Gross developed acres and net developed acres by well classification are not available. Net developed acres for both oil and gas is 185,847 acres.

UNDEVELOPED ACREAGE

The gross and net undeveloped leasehold acreage at the end of the fiscal year is as follows:

                      Gross        Net
--------------------------------------
Colorado              1,425        296
Kansas                1,068        538
Mississippi               2          1
Oklahoma            117,638     35,459
Texas                 3,825      1,127
--------------------------------------

Of the net undeveloped acres, approximately 37 percent lies in the Anadarko Basin area of Oklahoma and Texas, 20 percent in the Arkoma Basin area of Oklahoma and 7 percent in the Ardmore Basin area of Oklahoma. The balance is located in major producing areas in other states including Kansas, Texas and Colorado.

NET DEVELOPMENT WELLS DRILLED

The net interest in total development wells drilled, by well classification, is as follows:

                       Years Ended
               December 31,      August 31,
                  2000        1999        1998
----------------------------------------------
Development
   Productive     28.5        22.5        14.0
   Dry             1.8         1.4         0.6
----------------------------------------------
   Total          30.3        23.9        14.6


                                       Four Months Ended
                                          December 31,
                                     1999            1998
---------------------------------------------------------------
Development
   Productive                        9.6              8.2
   Dry                               0.0              0.1
---------------------------------------------------------------
   Total                             9.6              8.3

PRESENT DRILLING ACTIVITIES

On December 31, 2000, the Company was participating in the drilling of 33 wells. The Company's net interest in these wells amounts to 12 wells.

FUTURE OBLIGATIONS TO PROVIDE OIL AND GAS

None.

ITEM 3.  LEGAL PROCEEDINGS

UNITED STATES EX REL. JACK J. GRYNBERG V. ONEOK, INC., ONEOK RESOURCES COMPANY, AND OKLAHOMA NATURAL GAS COMPANY, (CTN-8), NO. CIV-97-1006-R, UNITED STATES DISTRICT COURT FOR THE WESTERN DISTRICT OF OKLAHOMA, TRANSFERRED, IN RE NATURAL GAS ROYALTIES QUI TAM LITIGATION, MDL DOCKET NO. 1293, UNITED STATES DISTRICT COURT FOR THE DISTRICT OF WYOMING. ONEOK received the complaint on June 21, 1999. The complaint makes claims to recover alleged underpayments of royalties to the United States as a result of improper measurement of heating contents and volumes of natural gas which was purchased from federally owned or Indian lands by ONEOK, Inc., ONEOK Resources Company, and Oklahoma Natural Gas Company (collectively, the "ONEOK Defendants"). This case is what is known as a qui tam action which was brought by the plaintiff relator on behalf of the United States and himself. The complaint asserts essentially the same claims that the same plaintiff relator, Jack J. Grynberg ("Grynberg"), asserted in a previous action (United States et rel. Jack J. Grynberg v. Alaska Pipeline Company, et al., No. 95-725-TFH, in the United States District Court for the District of Columbia) against the ONEOK Defendants and approximately sixty-five other pipeline companies. In the case, on behalf of the United States, Grynberg seeks to receive the proceeds for the underpayment of royalties, interest, treble damages, and civil penalties in the amount of $5,000 to $10,000 for each violation of the Act. Grynberg also seeks to receive his expenses incurred in bringing the action, plus attorney fees and costs. In addition, Grynberg has asserted claims for underpayment of royalties based upon generalized allegations of use of a portable chromatograph, affiliate transactions, use of storage facilities to purchase gas in summer months, and improper deduction of costs. A motion to dismiss the action was filed on behalf of the defendants. The defendants have also requested a stay of discovery pending resolution of the motion to dismiss. A hearing on the motion to dismiss was held on March 17, 2000. The Court is also considering the motion to stay discovery, which was argued at a status/scheduling conference held on December 15, 1999. There has not been a ruling on the motion to dismiss.

ONEOK, INC. V. SOUTHERN UNION COMPANY, NO. 99-CV-0345-H(M), UNITED STATES DISTRICT COURT FOR THE NORTHERN DISTRICT OF OKLAHOMA, TRANSFERRED, NO. CV 00-1812-PHX-ROS, IN THE UNITED STATES DISTRICT COURT FOR THE DISTRICT OF ARIZONA, ON APPEAL OF PRELIMINARY INJUNCTION, UNITED STATES COURT OF APPEALS FOR THE TENTH CIRCUIT, CASE NUMBER 99-5103. On May 5, 1999, ONEOK filed a complaint against Southern Union Company ("Southern Union") for breaching the February 21, 1999 confidentiality and standstill agreement between Southern Union and Southwest Gas Corporation ("Southwest"). ONEOK is a third-party beneficiary. ONEOK also sought to enjoin Southern Union from breaching the confidentiality and standstill agreement and from taking any other wrongful actions to disrupt the proposed merger of ONEOK with Southwest. On May 11, 1999, the District Court granted a temporary restraining order enjoining Southern Union from any future violation of its confidentiality and standstill agreement with Southwest, including soliciting proxies from Southwest shareholders. On May 17, 1999, the temporary restraining order became a preliminary injunction by stipulation of the parties and was appealed to the Tenth Circuit Court of Appeals. Southern Union filed its answer to the complaint on September 7, 1999, withdrawing some specific allegations of wrongdoing that it made in an earlier filing. Southern Union filed an amended answer and counterclaims on November 10, 1999. Southern Union's counterclaims against ONEOK are for: (1) a declaratory judgment determining that the confidentiality and standstill agreement was unenforceable; and (2) a declaratory judgment determining that Southern Union had not breached the confidentiality and standstill agreement. The Court held a status conference on August 31, 2000, and granted Southern Union's pending Motion to Transfer the action to the federal district court in Arizona. Discovery has been proceeding in the cases. Based on the transfer of the case to Arizona, on February 2, 2001, the Tenth Circuit dismissed Southern Union's appeal of the preliminary injunction for want of appellate jurisdiction.

SOUTHERN UNION COMPANY V. SOUTHWEST GAS CORPORATION, ET AL., NO. CIV-99-1294-PHX-ROS, UNITED STATES DISTRICT COURT FOR THE DISTRICT OF ARIZONA. On July 19, 1999, the plaintiff, Southern Union Gas Company ("Southern Union"), filed its complaint against Southwest Gas Corporation ("Southwest"), ONEOK, Inc. ("ONEOK"), Michael O. Maffie, Thomas Y. Hartley and Thomas R. Sheets (jointly "Southwest Individual Defendants") and Eugene N. Dubay and John A. Gaberino, Jr. (jointly "ONEOK Individual Defendants"), James M. Irvin ("Irvin") and Jack D. Rose ("Rose"). Southern Union alleged (1) that the action arose out of a fraud and racketeering scheme by Southwest and ONEOK and the individual defendants to block Southwest's shareholders from voting for Southern Union's offer to acquire Southwest and ensure that only ONEOK's offer would be approved, (2) the defendants entered into a secret campaign of deception, corruption and misrepresentation with members of regulatory commissions in order to influence their vote on the Southern Union proposal to acquire Southwest and to mislead the board and shareholders of Southwest to believe falsely that such an acquisition would face greater regulatory hurdles than the proposed Southwest-ONEOK merger, (3) Southwest and Southwest Individual Defendants fraudulently induced Southern Union to enter into a Confidentiality and Standstill Agreement (the "Agreement") with Southwest, and (4) that corruption and fraud were necessary to defeat the Southern Union offer. The complaint alleged numerous causes of action including (1) racketeering in violation of 18 U.S.C. ss.1962(c) and 1962(d), and unlawful activity in violation of Arizona Criminal Code through a pattern of unlawful activities predicated on acts of extortion and a scheme or artifice to defraud against all defendants and conspiracy (the "RICO claims"),
(2) fraud in the inducement, breach of contract, violation of the Securities Exchange Act of 1934, breach of covenant of good faith and fair dealing and rescission of the Agreement against Southwest, and (3) intentional interference with a business relationship and tortious interference of a contractual relationship against ONEOK, the ONEOK Individual Defendants, the Southwest Individual Defendants, Rose and Irvin. The complaint asked for the award of an amount of not less than $750,000,000 to be trebled for racketeering and unlawful violations (with attorneys' fees and investigators' fees); compensatory damages of not less than $750,000,000 for fraud in the inducement, breach of contract, breach of covenant of good faith and fair dealing, intentional interference with a business relationship, tortious interference with contractual relationship and civil conspiracy (with interest and costs); rescission of the Agreement (with costs), punitive damages, injunctive relief under the Securities Act of 1934 and any further relief the court deems just and proper. Thomas R. Sheets was later dismissed as a defendant by Southern Union. As a result of motions to dismiss being filed by certain defendants, on October 12, 1999, Southern Union filed its First Amended Verified Complaint (the "Amended Complaint"). The Amended Complaint asserted many of the same claims as the earlier Complaint. Larry Brummett and Jim Kneale were added as named defendants to the action. On May 30, 2000, Southern Union filed a dismissal with prejudice of its claims against Larry Brummett. The Court granted leave to Southern Union to file its Second Amended Complaint on August 3, 2000, but further ordered that Southern Union could make no further amendments to its complaint. The Second Amended Complaint alleged essentially the same claims as the earlier Complaint. On August 4, 2000, the Court heard arguments on the defendants' motions to dismiss the federal and state RICO claims, the motions of ONEOK and Southwest to dismiss or stay the action because of previously filed actions, the motions to dismiss for lack of personal jurisdiction filed by several of the individual defendants, and the motion to dismiss filed by Jim Irvin on sovereign immunity grounds. Southern Union orally made a motion at the hearing to dismiss without prejudice its federal and state RICO claims against the ONEOK Individual Defendants which was granted by the Court. On August 28, 2000, the Court entered an order denying the motions to dismiss for lack of personal jurisdiction filed on behalf of Gene Dubay and John Gaberino, but granted the motion filed on behalf of Jim Kneale. On that same day, the Court entered an order denying the motion to dismiss filed by Jim Irvin on sovereign immunity grounds. The Court also entered an order denying the defendants' motions to dismiss the federal and state RICO claims on the grounds that they were precluded by the Private Securities Litigation Reform Act. On August 24, 2000, ONEOK and all the other defendants filed Motions to Dismiss the claims asserted by Southern Union in its Second Amended Complaint. On December 15, 2000, the Court withdrew its previous order of August 28, 2000, and granted the motions of ONEOK and Southwest to dismiss the federal RICO claims made by Southern Union on the ground that they were precluded by the Private Securities Litigation Reform Act. Motions have been filed to apply the Court's December 15 ruling to the other defendants and to Southern Union's state RICO claims. On January 12, 2001, the Special Master heard oral argument on the remaining Motions to Dismiss, and on March 21, 2001, entered a report and recommendation that Judge Silver deny all of those motions (with the exception of defendant Thomas Y. Hartley's Motion to Dismiss Southern Union's fraudulent inducement claim, which the Special Master recommended should be granted); objections to the report and recommendations may be filed by April 6, 2001, and ONEOK and the ONEOK officers intend to file objections. Discovery in the case is ongoing.

ONEOK, INC. V. SOUTHWEST GAS CORPORATION, NO. 00-CV-063-H(E), UNITED STATES DISTRICT COURT FOR THE NORTHERN DISTRICT OF OKLAHOMA, TRANSFERRED, NO. CIV-00-1775-PHX-ROS, UNITED STATES DISTRICT COURT FOR THE DISTRICT OF ARIZONA. On January 21, 2000, as a result of its termination of the agreement for the merger of ONEOK and Southwest Gas Corporation ("Southwest"), ONEOK brought this action against Southwest seeking a declaratory judgment determining that it had properly terminated the merger agreement. On March 6, 2000, Southwest filed a motion seeking either a dismissal of the action or a transfer to the federal court in Arizona. At a status conference held on August 31, 2000, the Court heard argument on and granted Southwest's pending Motion to Transfer the action to the federal district court in

Arizona. Southwest's response to ONEOK's First Amended Complaint will be due on or before March 30, 2001. Discovery in the case is ongoing.

SOUTHWEST GAS CORPORATION V. ONEOK, INC. CIV-00-0119-PHX-ROS, UNITED STATES DISTRICT COURT FOR THE DISTRICT OF ARIZONA. On January 24, 2000, Southwest
Gas Corporation ("Southwest") filed a complaint against ONEOK and Southern Union Company ("Southern Union"). Southwest alleges that: (1) under the merger agreement between ONEOK and Southwest, ONEOK agreed to furnish all information concerning itself that is required or customary for inclusion in the Southwest proxy statement related to the merger and that none of such information would contain any untrue statement of material facts or omit to state any material facts required to be stated therein or necessary to make the statements therein in light of the circumstances under which they are made, not misleading; (2) under the merger agreement ONEOK promised to use its commercially reasonable efforts to obtain all necessary governmental authorization for the merger (and consult with Southwest in respect thereto) and to take all other necessary actions and do all things necessary, proper or advisable to consummate and make effective the merger transaction; (3) ONEOK failed to disclose to the Southwest Board that (i) ONEOK had participated in improper lobbying efforts in support of ONEOK's bid for commissioner concerning regulatory approval; (ii) ONEOK's improper involvement in efforts to lobby regulators in Arizona, California and Nevada; and (iii) certain relationships involving a former employee of the Arizona commission, all of which breached the merger agreement; (4) if ONEOK had disclosed such lobbying efforts and relationships, it would have caused the Board of Southwest to have serious questions about the integrity of ONEOK's senior management and the chances of obtaining regulatory approvals, the Southwest Board would not have entered into an amendment of the merger agreement without answers to such questions and the Board would have demanded ONEOK cure its breach of the merger agreement; (5) ONEOK's failure to make full and truthful disclosure of such lobbying and relationships and the providing of false information and misleading answers to the Arizona Corporation Commission resulted in the staff withdrawing its support for the merger citing concerns over the integrity, veracity and fitness of ONEOK and as a result, ONEOK failed to use its commercially reasonable efforts to obtain such approval as required by the merger agreement; and (6) ONEOK has refused to cure its breach of and has wrongfully terminated the merger agreement. The complaint alleges numerous causes of action including: (1) fraud in the inducement; (2) fraud; (3) breach of contract; (4) breach of implied covenant of good faith and fair dealing; and
(5) declaratory relief. The complaint asks that the merger agreement be declared null and void and Southwest be awarded its actual, consequential, incidental and punitive damages in an amount in excess of $75,000 for fraud in the inducement and fraud or alternatively (1) damages for breach of the contract and implied covenant in an amount in excess of $75,000, or (2) a declaration that ONEOK has breached the merger agreement. On February 28, 2000, Southern Union filed its Answer to the Complaint denying the claims made by Southwest. ONEOK's response to Southwest's Complaint will be due on March 30, 2001. Discovery in the case is ongoing.

IN RE ONEOK, INC. DERIVATIVE LITIGATION, NO. CJ-2000-00593, DISTRICT COURT OF TULSA COUNTY, OKLAHOMA (FORMERLY GAETAN LAVALLA, DERIVATIVELY ON BEHALF OF NOMINAL DEFENDANT ONEOK, INC. V. LARRY W. BRUMMETT, ET AL., NO. CJ-2000-598 AND HAYWARD LANE, DERIVATIVELY ON BEHALF OF NOMINAL DEFENDANT ONEOK, INC. V. LARRY
W. BRUMMETT, ET AL.). On February 3, 2000, two substantially identical derivative actions were filed in the District Court in Tulsa, Oklahoma, by shareholders against the members of the Board of Directors of ONEOK for violation of their fiduciary duties to ONEOK by allegedly causing or allowing ONEOK to engage in fraudulent and improper schemes designed to "sabotage" Southern Union Company's ("Southern Union") competitive bid to acquire Southwest Gas Corporation ("Southwest") and secure regulatory approval for ONEOK's own planned merger with Southwest. Such conduct allegedly caused ONEOK to be sued by both Southwest and Southern Union which exposed ONEOK to millions of dollars in liabilities. The allegations are used as a basis for causes of action for intentional breach of fiduciary duty, derivative claim for negligent breach of fiduciary duty, class and derivative claims for constructive fraud, and derivative claims for gross mismanagement. Each plaintiff seeks a declaration that the lawsuit is properly maintained as a derivative action, the defendants, and each of them, have breached their fiduciary duties to ONEOK, an injunction permanently enjoining defendants from further abuse of control and committing of gross mismanagement and constructive fraud, and asks for an award of compensatory and punitive damages and costs, disbursements and reasonable attorney fees. A Joint Motion for Consolidation of both derivative actions was filed on June 6, 2000, and Pretrial Order No. 1 was entered on that date consolidating the actions and establishing a schedule for a response to a consolidated petition. On July 21, 2000, the plaintiffs filed their Consolidated Petition. Stephen J. Jatras and J.M. Graves have been eliminated as defendants in the Consolidated Petition, but Eugene Dubay was added as a new defendant. The plaintiffs also dropped their class and derivative claim for constructive fraud, but added a new derivative claim for waste of corporate assets. On September 19, 2000, ONEOK, the Independent Directors (Anderson, Bell, Cummings, Ford, Fricke, Lake, Mackie, Newsom, Parker, Scott and Young), David Kyle, and Gene Dubay filed Motions to Dismiss the action for failure of the plaintiffs to make a pre-suit demand on ONEOK's Board of Directors. In addition, the Independent Directors, David Kyle, and Gene Dubay filed Motions to Dismiss the Plaintiffs' Consolidated Petition for failure to state a claim. On
January 3, 2001, the Court dismissed the action without prejudice as to its claims against Larry Brummett. On February 26, 2001, the action was stayed until one of the parties notifies the court that a dissolution of the stay is requested.

SWITZER, ET AL., V. CHEVRON U.S.A., INC., DYNEGY MIDSTREAM SERVICES, LTD., AND DYNEGY MIDSTREAM, L.L.C., CASE NO. CIV-00-478-R, IN THE UNITED STATES DISTRICT COURT FOR THE WESTERN DISTRICT OF OKLAHOMA. Upon motion of the Plaintiffs, the subsidiary of ONEOK that was a defendant was dismissed from the case pursuant to the Court's Order of Dismissal Without Prejudice, dated January 8, 2001.

LOYD SMITH, ET AL V. KANSAS GAS SERVICE COMPANY, INC. ONEOK, INC. WESTERN RESOURCES, INC., MID CONTINENT MARKET CENTER, INC., ONEOK GAS STORAGE, L.L.C., ONEOK GAS STORAGE HOLDINGS, INC., AND ONEOK GAS TRANSPORTATION, L.L.C., CASE NO. 01C0029, IN THE DISTRICT COURT OF RENO COUNTY, KANSAS, AND MANAGEMENT RESOURCES, GROUP, L.L.C., ET AL. VS. KANSAS GAS SERVICE COMPANY, ONEOK, INC., ONEOK GAS STORAGE, L.L.C., ONEOK GAS STORAGE HOLDINGS, INC., ONEOK TRANSPORTATION, L.L.C., AND MID CONTINENT MARKET CENTER, INC., CASE NO. 01C0047, IN THE DISTRICT COURT OF RENO COUNTY, KANSAS. On or about January 22, 2001, two separate class action lawsuits were filed against ONEOK and several of its affiliates relating to certain gas explosions in or near Hutchinson, Kansas. The plaintiffs seek to certify four separate classes of claimants, which include owners of real estate whose property has declined in value, owners of businesses whose income has suffered, persons who have been unable to live in their homes for extended periods of time, and persons who have been unable to work. The petitions seek recovery on behalf of the class claimants for an amount which will fully and fairly compensate all members of the class. Discovery as to the appropriateness of the class is commencing.

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

Name and Position     Age  Business Experience In Past Five Years
------------------------------------------------------------------------------------------------------------------

LARRY W. BRUMMETT (a)      1997 to 2000      Chairman of the Board of Directors and Chief Executive Officer
Chairman of the Board      1994 to 1997      Chairman of the Board of Directors, President, and Chief Executive
and Chief Executive                          Officer
Officer

------------------------------------------------------------------------------------------------------------------

DAVID L. KYLE (b)     48   2000 to present   Chairman of the Board of Directors, President, and Chief Executive
Chairman of the            1997 to 2000      Officer
Board, President and       1995 to present   President and Chief Operating Officer
Chief Executive            1994 to 1997      Member of the Board of Directors
Officer                                      President and Chief Operating Officer of Oklahoma Natural Gas
                                             Company

------------------------------------------------------------------------------------------------------------------

JAMES C. KNEALE       49   2001 to present   Senior Vice President, Treasurer, and Chief Financial Officer
Senior Vice                                  (Principal Financial and Accounting Officer)
President,                 1999 to 2000      Vice President, Treasurer, and Chief Financial Officer (Principal
Treasurer, and Chief                         Financial and Accounting Officer)
Financial Officer          1997 to 1999      President and Chief Operating Officer of Oklahoma Natural Gas
(Principal Financial       1996 to 1997      Company
and Accounting             1995 to 1996      Vice President of ONEOK Resources Company
Officer)                                     Vice President - Tulsa District of Oklahoma Natural Gas Company

------------------------------------------------------------------------------------------------------------------

JOHN A. GABERINO, JR. 59   1998 to present   Senior Vice President and General Counsel
Senior Vice President      1994 to 1998      Stockholder, Officer and Director of Gable & Gotwals
and General Counsel

------------------------------------------------------------------------------------------------------------------

JOHN W. GIBSON        48   2000 to present   President - Energy ONEOK, Inc.
President - Energy         1996 to 2000      Executive  Vice  President,   Koch  Energy,  Inc.;  President,  Koch
                                             Midstream Services; President, Koch Gateway Pipeline Company
                           1995 to 1996      Senior Vice President, Koch Gateway Pipeline Company

------------------------------------------------------------------------------------------------------------------

EUGENE N. DUBAY       52   1997 to present   President and Chief Operating Officer of Kansas Gas Service Company
President and Chief        1996 to 1997      Vice President of Corporate Development
Operating Officer of       1994 to 1995      Executive Vice President and Chief Operating Officer of Missouri
Kansas Gas Service                           Gas Energy
Company

------------------------------------------------------------------------------------------------------------------

EDMUND J. FARRELL     57   1999 to present   President and Chief Operating Officer of Oklahoma Natural Gas
President and Chief        1997 to 1999      Company
Operating Officer of       1996 to 1997      Vice President of ONEOK Gas Marketing Company
Oklahoma Natural Gas       1995 to 1996      Vice President - Customer Services of Oklahoma Natural Gas Company
Company                                      Vice President - Corporate Communications and Strategic Planning

------------------------------------------------------------------------------------------------------------------

BARRY D. EPPERSON (c) 55   1997 to present   Vice President, Controller, and Chief Accounting Officer
Vice President,            1994 to 1997      Vice President - Accounting of Oklahoma Natural Gas Company
Controller, and
Chief Accounting
Officer

------------------------------------------------------------------------------------------------------------------
(a)      Mr. Brummett passed away August 24, 2000.
(b)      Mr. Kyle was elected to the position of Chairman of the Board and appointed Chief Executive Officer of ONEOK, Inc. August 28, 2000.
(c)      Mr. Epperson will retire effective April 1, 2001.

                                    PART II.

ITEM 5. MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

(A)      MARKET INFORMATION

The Company's common stock is listed on the New York Stock Exchange under the trading symbol OKE. The corporate name ONEOK is used in newspaper stock listings. The high and low market prices of the Company's common stock for each fiscal quarter during the last two fiscal years and the transition period were as follows:

                                           Years Ended
                         December 31, 2000              August 31, 1999
-----------------------------------------------------------------------------
                         High         Low              High         Low
-----------------------------------------------------------------------------
First Quarter             $ 27.56      $ 21.75          $ 37.94      $ 29.94
Second Quarter            $ 30.13      $ 24.63          $ 37.19      $ 26.00
Third Quarter             $ 39.77      $ 26.31          $ 30.50      $ 24.50
Fourth Quarter            $ 50.56      $ 38.50          $ 33.13      $ 29.19
-----------------------------------------------------------------------------
Transition Period         $ -            $ - -          $ 31.50      $ 25.13
-----------------------------------------------------------------------------

(B)      HOLDERS

There were 14,481 holders of the Company's common stock at March 14, 2001.

(C)      DIVIDENDS

Quarterly dividends declared on the Company's common stock during the last two fiscal years and the transition period were as follows:

                      Years Ended
                December 31,  August 31,
                     2000        1999
--------------------------------------
First Quarter       $ 0.31      $ 0.31
Second Quarter      $ 0.31      $ 0.31
Third Quarter       $ 0.31      $ 0.31
Fourth Quarter      $ 0.31      $ 0.31
--------------------------------------
Transition Period       --      $ 0.31
--------------------------------------

Debt agreements pursuant to which the Company's outstanding long-term and short-term debt have been issued limit dividends and other distributions on the Company's common stock. Under the most restrictive of these provisions, $201.6 million of retained earnings is so restricted. On December 31, 2000, $186.0 million was available for dividends on the Company's common stock.

The Company expects that comparable cash dividends will continue to be paid in the future.

ITEM 6.  SELECTED FINANCIAL DATA

Following are selected financial data for the Company for each of the last five years and the transition period.

                                                         Year
                                                         Ended                              Years Ended
                                                      December 31,                           August 31,
                                                          2000           1999           1998            1997          1996
-----------------------------------------------------------------------------------------------------------------------------
                                                               (Millions of Dollars, except per share amounts)

Operating revenues                                      $ 6,642.9     $ 1,838.9       $ 1,820.8      $ 1,161.6     $ 1,218.6
Operating income                                        $   333.9     $   215.7       $   188.8      $   127.8     $   115.0
Net income                                              $   145.6     $   106.4       $   101.8      $    59.3     $    52.8
Total assets                                            $ 7,369.1     $ 3,024.9       $ 2,422.5      $ 1,237.4     $ 1,219.9
Long-term debt                                          $ 1,350.7     $   837.0       $   329.3      $   347.1     $   351.9
Diluted earnings per share                              $    2.96     $    2.06       $    2.23      $    2.13     $    1.93
Dividends per common share                              $    1.24     $    1.24       $    1.20      $    1.20     $    1.18
Percent of payout                                            41.9%         60.2%           53.8%          56.2%         61.1%
Ratio of earnings to fixed charges                           2.88X         4.06x           5.50x          3.51x         3.28x
Ratio of earnings to combined fixed charges
      and preferred stock dividend requirements              1.93X         1.93x           2.52x          3.48x         3.24x
-----------------------------------------------------------------------------------------------------------------------------

                                                           Four Months Ended
                                                              December 31,
                                                          1999           1998
--------------------------------------------------------------------------------
                (Millions of Dollars, except per share amounts)

Operating revenues                                      $   806.5     $   580.7
Operating income                                        $    83.6     $    68.1
Net income                                              $    35.3     $    34.8
Total assets                                            $ 3,241.2     $ 2,557.1
Long-term debt                                          $   800.7     $   353.4
Diluted earnings per share                              $    0.70     $    0.67
Dividends per common share                              $    0.31     $    0.31
Percent of payout                                            44.3%         46.3%
Ratio of earnings to fixed charges                           2.98x         4.50x
Ratio of earnings to combined fixed charges
      and preferred stock dividend requirements              1.76x         2.02x
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K (and certain other documents that are incorporated by reference in this Form 10-K) contains statements concerning Company expectations or predictions of the future that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are intended to be covered by the safe harbor provision of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are based on management's beliefs and assumptions based on information currently available. It is important to note that actual results could differ materially from those projected in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, the following:

         o the effects of weather and other natural phenomena on sales and prices;
         o increased competition from other energy suppliers as well as alternative forms of energy;
         o        the capital intensive nature of the Company's business;
         o further deregulation, or "unbundling" of the natural gas business;
         o competitive changes in the natural gas gathering, transportation and storage business resulting from deregulation, or "unbundling", of the natural gas business;
         o the profitability of assets or businesses acquired by the Company;
         o risks of marketing, trading and hedging activities as a result of changes in energy prices;
         o economic climate and growth in the geographic areas in which the Company does business;
         o        the uncertainty of gas and oil reserve estimates;
         o the timing and extent of changes in commodity prices for natural gas, natural gas liquids, electricity, and crude oil;
         o the effects of changes in governmental policies and regulatory actions, including income taxes, environmental compliance, and authorized rates;
         o the results of litigation related to the Company's previously proposed acquisition of Southwest Gas Corporation (Southwest) or to the termination of the Company's merger agreement with Southwest; and
         o the other factors listed in the reports the Company has filed and may file with the Securities and Exchange Commission, which are incorporated by reference.

Accordingly, while the Company believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in Company documents, the words "anticipate," "expect," "projection," "goal" or similar words are intended to identify forward-looking statements.

OPERATING ENVIRONMENT AND OUTLOOK

The energy industry has undergone tremendous changes throughout the past decade. The Company's strategy has been and continues to be one of growth through acquiring assets that complement and strengthen each other, maximizing the earnings potential of existing assets through asset rationalization and consolidation and introducing regulatory initiatives that benefit the Company and its customers. The Company believes that the energy markets will continue to see deregulation, although it may be different than how certain markets have been deregulated to date. Furthermore, management believes that the natural gas and electricity markets will continue to converge and consolidate providing additional opportunities for growth . The Company also believes that demand for natural gas will increase due in part to the construction of a significant amount of gas-fired electric generating plants necessary to maintain adequate supply in the marketplace. As this occurs, we anticipate natural gas prices to remain strong, although lower than the historic high prices in 2000. With these changes, Company management also expects to see increased exploration for natural gas.

The Company will continue to focus on enhancing the earnings potential of its existing assets through acquiring assets that grow the Company's operations into new market areas and complement its existing asset base. In 2001, the Company will further develop its trading capabilities by marketing and trading energy from its 300 megawatt, gas-fired electric generating plant configured to supply electric power during peak periods.

OPERATING HIGHLIGHTS

ACQUISITIONS AND CAPITAL EXPENDITURES - The Company made two significant asset acquisitions that greatly enhanced its Gathering and Processing, Transportation and Storage and Marketing and Trading segments. The combined acquisitions included natural gas processing plants with a combined capacity of 1.6 Bcf/d, approximately 19,000 miles of gathering and transmission lines, natural gas storage facilities with a combined capacity of approximately 10 Bcf and contributed to a significant increase in trading. The acquisition of these assets demonstrates execution of the Company's strategy of growing through acquisition of assets that strengthen and complement each other.

The Company spent approximately $58.7 million in 2000 and approximately $13.5 million in 1999 constructing the $120 million Spring Creek Power Plant expected to be completed and operational in June 2001. However, if the Company continues on its existing schedule, the plant may be operational earlier than planned.

The Company's Production segment increased its common ownership interest in Magnum Hunter Resources, Inc. (MHR) from nine percent to over twenty-one percent in early 2001. This investment contributed approximately $9.5 million in earnings during 2000. The growth of MHR through recent successful exploration and strong natural gas prices is expected to continue contributing to the Company's earnings.

UNBUNDLING - The Company was subject to several unbundling and regulatory initiatives during 2000. Some of the more significant actions include removal from regulation of the Company's gathering and storage assets that were previously regulated by the OCC. ONG and OGT will be considered as two separate regulated utilities on a prospective basis. The two utility operations will be able to function independently in pursuing their respective targets and objectives. KGS was successful in obtaining approval of weather normalization on a test basis and obtaining permanent approval of the WeatherProof Bill Program that had been a temporary program. The Company believes that the successful implementation of these initiatives and programs will lead to increased opportunities.

CONSOLIDATED OPERATIONS

                                                         Year Ended         Years Ended
                                                        December 31,        August 31,
                                                           2000          1999        1998
---------------------------------------------------------------------------------------------
                                                                (Thousands of Dollars)
Financial Results
Operating revenues                                       $6,642,858   $1,838,949   $1,820,758
Cost of gas                                               5,845,726    1,213,478    1,275,119
---------------------------------------------------------------------------------------------
Net revenues                                                797,132      625,471      545,639
Operating costs                                             319,848      280,045      255,175
Depreciation, depletion, and amortization                   143,351      129,704      101,653
---------------------------------------------------------------------------------------------
Operating income                                         $  333,933   $  215,722   $  188,811
=============================================================================================
Other income, net                                        $   18,475   $   10,500   $   14,644
=============================================================================================
Cumulative effect of a change in accounting principle    $    3,449   $       --   $       --
Income tax                                                    1,334           --           --
---------------------------------------------------------------------------------------------
Cumulative effect of a change in accounting principle,
net of tax                                               $    2,115           $-   $       --
=============================================================================================

OPERATING RESULTS - The Company's operating results during 2000 were favorably impacted by the KMI and Dynegy acquisitions. Greater price volatility in the U.S. natural gas markets and the Company's ability to successfully execute its transportation and storage arbitrage strategy, as well as the adoption of mark-to-market accounting for its trading activities and stronger natural gas and natural gas liquids prices also contributed to the increase. Operating costs and depreciation, depletion, and amortization increased primarily due to the KMI and Dynegy acquisitions. Other income, net includes the $26.7 million gain on the sale of Indian Basin, and $13.4 million in income from equity investees and preferred dividends received. This income was partially offset by $13.7 million of previously deferred transaction and ongoing litigation costs associated with the terminated acquisition of Southwest Gas Corporation.

Interest expense increased in 2000 compared to 1999 primarily due to increased debt. Total debt, including notes payable, increased approximately $911.9 million from December 31, 1999 to December 31, 2000. The increase in debt is primarily due to financing of acquisitions and increased gas costs.

The Company's operations showed gains for 1999 compared to 1998, despite weather which was warmer than normal. Operating income increased for all segments except Distribution in fiscal 1999. These increases reflect the effect of additional gas reserves acquired, additional gathering revenues from acquisitions, operational changes and efficiencies, general market conditions and an aggressive marketing campaign by the Company's marketing and trading operation.

TRANSITION PERIOD OPERATING RESULTS

                                                       Four Months Ended
                                                          December 31,
                                                       1999          1998
-----------------------------------------------------------------------------
                                                      (Thousands of Dollars)
Financial Results

Operating revenues                                   $ 806,478     $ 580,701
Cost of gas                                            587,681       384,682
-----------------------------------------------------------------------------
Net revenues                                           218,797       196,019
Operating costs                                         92,002        86,145
Depreciation, depletion, and amortization               43,227        41,736
-----------------------------------------------------------------------------
Operating income                                      $ 83,568      $ 68,138
=============================================================================
Other income,net                                       $ 2,396       $ 4,993
=============================================================================

Operating results were strong despite warmer than normal weather. While the four month periods ended December 31, 1999 and 1998 were both warmer than normal, the Company used derivative instruments for the 1999/2000 heating season to reduce the effect of weather variances. During the Transition Period, these derivative instruments resulted in revenue of $5.7 million, which offset much of the margin variances caused by weather. This revenue was recorded in the Other segment. The operations from the assets acquired from Koch also favorably impacted operating results.

Increased borrowing, primarily due to acquisitions in fiscal 1999, resulted in increased interest expense for the four months ended December 31, 1999. Gains on sales of assets of $5.0 million were included in Other Income during the four month period ended December 31, 1998.

MARKETING AND TRADING

OPERATIONAL HIGHLIGHTS - The Company's marketing and trading operation purchases, stores, markets, and trades natural gas to both the wholesale and retail sectors in 28 states. The acquisition of KMI's marketing and trading operation in April 2000 expanded firm transport capacity and storage capacity in the Mid Continent region. The transport capacity of 1 Bcf/d, allows for trade from the California border, throughout the Rockies, to the Chicago city gate. With total storage capacity of 64 Bcf, withdrawal capability of 2.0 Bcf/d and injection capability of 1.1 Bcf/d, the Company has direct access to all regions of the country with great flexibility in capturing margins associated with price volatility in the energy markets.

The acquisition of KMI's marketing and trading operations increased the Marketing and Trading segment's baseload contracts. However, the Company continues to enhance its strategy of focusing on higher margin business which includes providing reliable service during peak demand periods through storage arbitrage.

Construction of a 300-megawatt electric power plant began in the fourth quarter of calendar year 1999. The plant is located adjacent to one of the Company's natural gas storage facilities and will be configured to supply electric power during peak periods with four gas-powered turbine generators manufactured by General Electric. Construction of the plant is on schedule with an expected operational date of June 2001. The construction of this power plant complements the Company's strategy of maximizing the earnings capacity of existing assets and exploring new opportunities that are expected to have a positive impact on earnings.

During 1999, the Company continued to focus on new market areas by arbitraging storage in the day trading market. Gas volumes increased in 1999 primarily from the Company's expansion into the Permian/Waha region of the U.S. In 1999, the Company leased more than 29 Bcf of storage capacity from others and affiliates, which gives direct access to the west coast and Texas intrastate markets.

                                                                    Year Ended         Years Ended
                                                                   December 31,         August 31,
                                                                       2000         1999         1998
--------------------------------------------------------------------------------------------------------
FINANCIAL RESULTS                                                          (Thousands of Dollars)
Gas sales                                                           $4,658,787   $  821,890   $  774,455
Cost of gas                                                          4,595,199      789,955      758,687
--------------------------------------------------------------------------------------------------------
  Gross margin on gas sales                                             63,588       31,935       15,768
Other revenues                                                           2,894        3,508        4,159
--------------------------------------------------------------------------------------------------------
  Net revenues                                                          66,482       35,443       19,927
Operating costs                                                         14,321        9,069        7,024
Depreciation, depletion, and amortization                                  887          503          561
--------------------------------------------------------------------------------------------------------
  Operating income                                                  $   51,274   $   25,871   $   12,342
========================================================================================================
Cumulative effect of a change in accounting principle               $    3,449   $       --   $       --
Income tax                                                               1,334           --           --
--------------------------------------------------------------------------------------------------------
Cumulative effect of a change in accounting principle, net of tax   $    2,115   $       --   $       --
========================================================================================================

OPERATING RESULTS - The increase in Marketing and Trading's gross margins on gas sales in 2000 compared to 1999, is primarily attributable to the increased volumes primarily achieved through the acquisition of KMI's marketing and trading operations. The acquisition significantly increased the segment's commercial control of storage and transportation positions, primarily in the Mid Continent, Rocky Mountain and Texas regions, thereby providing more leverage for its marketing and trading capabilities. Increased price volatility during 2000 compared to 1999, in the U.S. natural gas markets also contributed to increased gross margin on gas sales by providing greater marketing and trading opportunities. Gross margin on gas sales was also favorably impacted by the change in accounting principle requiring the Marketing and Trading segment to mark energy trading contracts to market.

Increased operating costs in 2000 compared to 1999, is primarily attributable to increased personnel costs resulting from the KMI acquisition coupled with increases in overall personnel to support the expanded base of marketing and trading activities. Operating costs also increased due to higher costs relating to technological enhancements necessary to support these activities. The increase in depreciation, depletion and amortization in 2000 compared to 1999, is a result of increased logistical and risk management systems development efforts in support of the segment's growth.

The increase in gross margins in 1999 compared to 1998, is attributable to internal growth primarily driven by increased contracted storage positions. Seasonal weather trends in 1999 continued to provide price volatility creating opportunities to capture marketing and trading margin. Increased sales volumes are primarily due to the expanded niche business into Texas and the west coast. The increase in operating costs in 1999 compared to 1998, is due to the additional expenses related to leasing storage and start-up costs for ONEOK Power Marketing Company. The Company was granted a rate schedule by the FERC to trade electricity at market-based wholesale rates and has begun trading on a limited scale.

                                      Year         Year         Year
                                      Ended        Ended        Ended
                                   December 31,  August 31,   August 31,
                                      2000         1999         1998
-----------------------------------------------------------------------
OPERATING INFORMATION

Natural gas volumes (MMcf)            990,033      389,241      334,364
Gross margin ($/Mcf)               $     0.06   $     0.08   $     0.05
Capital expenditures (Thousands)   $   59,512   $    4,196   $       --
Total assets (Thousands)           $3,112,653   $  273,491   $  130,100
-----------------------------------------------------------------------

Marketing and Trading sales volumes averaged 2.7 Bcf/d in 2000 compared with 1.1 Bcf/d in 1999 and 0.9 Bcf/d in 1998. The increase in sales volumes is primarily due to the KMI acquisition. Gross margin per Mcf decreased in 2000 compared to 1999 as a result of higher baseload sales resulting from the acquisition of KMI's marketing and trading operation. Through the execution of the Company's transportation and storage arbitrage strategy, the Company will continue to focus on capturing higher margin sales.

Capital expenditures for 2000 include $58.7 million for the construction of the Spring Creek Power Plant. The increase in total assets is primarily attributable to $1.8 billion in price risk management assets which represent the fair value of the Company's commodity and derivative trading contracts and storage inventory and a $1.0 billion increase in accounts receivable due to increased marketing and trading activities and increased natural gas prices.

TRANSITION PERIOD OPERATING RESULTS

                                               Four months ended
                                                  December 31,
                                              1999           1998
---------------------------------------------------------------------
FINANCIAL RESULTS                            (Thousands of Dollars)
Gas sales                                   $ 382,650      $ 243,776
Cost of gas                                   371,556        233,810
---------------------------------------------------------------------
Gross margin on gas sales                      11,094          9,966
Other revenues                                    399          2,470
---------------------------------------------------------------------
Net revenues                                   11,493         12,436
Operating costs                                 3,344          2,730
Depreciation, depletion, and amortization         242            103
---------------------------------------------------------------------
Operating income                              $ 7,907        $ 9,603
=====================================================================

The increase in gross margins is attributable to increased throughput, and a more extensive use of storage. The use of storage has allowed the Company to concentrate on the day-to-day market and take advantage of volatility in that market. Emphasis on base load market had been reduced. Increased sales volumes are primarily due to the expanded niche business into Texas and the west coast. The decrease in other revenues is due to the recovery of prior period costs in the four months ended December 31, 1998. The increase in operating costs is related to leasing storage and start-up costs for ONEOK Power Marketing Company. Trading of electricity at market-based wholesale rates had minimal impact on operations in the Transition Period.

                                              Four months ended
                                                 December 31,
                                              1999           1998
---------------------------------------------------------------------
OPERATING INFORMATION

Natural gas volumes (MMcf)                    138,070        116,309
Gross margin ($/Mcf)                        $    0.08      $    0.08
Capital expenditures (Thousands)            $  13,454      $     605
Total assets (Thousands)                    $ 306,705      $ 141,733
---------------------------------------------------------------------

The increase in capital expenditures for the Transition Period of 1999 compared to 1998 is related to the gas-fired electric generating plant the Company began constructing in 1999.

PRICE RISK MANAGEMENT - In order to mitigate the financial risks arising from fluctuations in both the market price and transportation costs of natural gas, OEMT manages its portfolio of contracts and the Company's assets in order to maximize value, minimize the associated risks and provide overall liquidity. In doing so, OEMT uses price risk management instruments, including swaps, options, futures and physical commodity-based contracts to manage exposures to market price movements. See Item 7A - Quantitative and Qualitative Disclosures About Market Risk and Note C in the Notes to Consolidated Financial Statements.

GATHERING AND PROCESSING

OPERATIONAL HIGHLIGHTS - On April 5, 2000, the Company acquired certain natural gas gathering and processing assets located in Oklahoma, Kansas and West Texas from KMI. This acquisition includes more than 6,400 miles of pipeline and natural gas processing plants with a combined capacity of 1.26 Bcf/d. The current throughput of the assets is approximately 0.76 Bcf/d and production of NGLs averages 33 MBbls/d.

In March 2000, the Company acquired natural gas processing plants with a combined capacity of 375 MMcf/d and approximately 7,000 miles of gas gathering pipeline systems in Oklahoma, Kansas and Texas from Dynegy. The current throughput of the assets is approximately 240 MMcf/d and production of NGLs from the assets averages 25 MBbls/d.

                                                   Year            Year         Year
                                                   Ended           Ended        Ended
                                                December 31,     August 31,   August 31,
                                                    2000           1999          1998
----------------------------------------------------------------------------------------
                                                          (Thousands of Dollars)
FINANCIAL RESULTS
Natural gas liquids and condensate sales          $536,470       $ 52,757       $ 59,668
Gas sales                                          426,364         23,032         15,281
Gathering, compression and dehydration revenues     51,734          6,528             --
Processing revenues                                 15,828             --             --
Cost of Sales                                      812,701         52,479         53,162
----------------------------------------------------------------------------------------
Gross margin                                       217,695         29,838         21,787
Other revenues                                       6,317          1,473          3,608
----------------------------------------------------------------------------------------
Net revenues                                       224,012         31,311         25,395
Operating costs                                     90,501         11,207          7,725
Depreciation, depletion, and amortization           22,692          3,562          2,249
----------------------------------------------------------------------------------------
Operating income                                  $110,819       $ 16,542       $ 15,421
========================================================================================
Other income, net                                 $ 26,460       $     --       $ 14,644
========================================================================================

OPERATING RESULTS - Gross margin increased in 2000 compared to 1999 due to the assets acquired in the KMI and Dynegy acquisitions in early 2000. The increase in gross margin is also attributable to a full year of operations of the Koch assets acquired in April 1999. The average NGL price per gallon increased significantly in 2000 following the rebound in prices for crude oil, which experienced an upward correction from the abnormally low prices prevalent throughout much of 1999, which also contributed to increased gross margin.

Gathering, compression and dehydration revenues increased in 2000 compared to 1999 as a result of the assets acquired from KMI and Dynegy. The Company hedged a portion of their NGL sales during 2000. Since NGL prices were higher than the hedged price, the Company did not realize the full benefit of higher prices. However, the Company also hedged a portion of their natural gas costs, which led to a reduction in natural gas costs since the average market price was higher than the hedged price. The net effect of these hedges was a reduction in margin of approximately $22.7 million.

Operating costs and depreciation, depletion and amortization increased as a result of the assets acquired from KMI and Dynegy acquisitions and the related goodwill. The increase in operating costs is primarily attributable to increased personnel and related benefit costs resulting from the additional employees gained through the KMI and Dynegy acquisitions and additional lease expense resulting from the Bushton lease. Other income consists of the gain on the sale of the Company's interest in the Indian Basin processing plant.

Revenues increased in fiscal 1999 due to the acquisition of the midstream assets from Koch. The average NGL price per gallon for fiscal 1999 was lower than fiscal 1998. The increase in prices, in late fiscal 1999, corresponded in time with the increase in volumes from the Koch acquisition. Operating costs and depreciation, depletion and amortization also increased due to the additional assets and the cost of operating those assets. At 1999 fiscal year end, total gas gathered and total gas processed were 688 MMcf /d and 561 MMcf/d, three times the fiscal 1998 average. This increase in the average per day is due to the Koch acquisition in April, 1999. Other income in fiscal 1998 consisted of the gains on sales of assets.

                                             Year          Year         Year
                                             Ended         Ended        Ended
                                          December 31,   August 31,   August 31,
                                             2000          1999         1998
--------------------------------------------------------------------------------
GAS PROCESSING PLANTS OPERATING INFORMATION

Average NGL price realized  ($/Gal)        $    0.500   $    0.263   $    0.302
Average gas sales price realized ($/Mcf)   $     3.70   $     2.04   $     2.30
Total gas gathered (Mcf/D)                  1,186,900      229,255      219,971
Total gas processed (Mcf/D)                 1,111,400      187,036      198,172
Natural gas liquids sales (MGal)            1,007,343      191,462      194,580
Gas sales (MMcf)                              115,180       10,534        5,771
Natural Gas Liquids by Component (%)
Ethane                                             37           47           42
Propane                                            32           26           31
Iso butane                                          5            5            4
Normal butane                                      12            9           10
Natural gasoline                                   14           13           13
Contract %
Percent of Proceeds                                44           65           54
Keep Whole (a)                                     32           35           46
Fee                                                24           --           --
Capital expenditures (Thousands)           $   32,383   $    8,557   $    2,235
Total assets (Thousands)                   $1,507,546   $  343,133   $   86,955
--------------------------------------------------------------------------------
(a)      " Keep Whole" amounts were previously reported as "Fuel and Shrink."

The average NGL price realized during 2000 is higher than 1999 primarily due to the increase in oil prices. Typically, NGL prices follow crude oil prices. The average gas price realized increased due to the market increase in natural gas prices. The increase in total gas gathered, gas processed, NGL sales and gas sales is primarily due to increased processing and fractionation capacity acquired in the KMI and Dynegy acquisitions in early 2000. Also, the 2000 results include a full year of operations from the Koch acquisition in April 1999.

The increase in capital expenditures is primarily due to the Company consolidating its plants in Texas to optimize recoveries and lower operating costs. In addition, the Company had a full year of capital expenditures relating to the assets acquired from Koch in April 1999 as compared to a partial year of capital expenditures in 1999. The 1998 fiscal year capital was required to sustain operations.

The increase in total assets is primarily attributable to a $619.3 million increase in property, plant and equipment acquired in the KMI and Dynegy acquisitions and a $99.1 million increase in accounts receivable. The increase in accounts receivable is due to both increased business and increased prices.

RISK MANAGEMENT - At December 31, 2000, the Gathering and Processing segment does not have its natural gas costs or NGL production hedged. However, the Company did use derivative instruments during 2000 to minimize risk associated with price volatility and expects to utilize such instruments during 2001.

TRANSITION PERIOD OPERATING RESULTS

                                                 Four Months Ended
                                                    December 31,
                                                   1999       1998
-------------------------------------------------------------------
                                               (Thousands of Dollars)

FINANCIAL RESULTS

Natural gas liquids and condensate sale          $ 43,290   $ 8,951
Gas sales                                          28,824     4,157
Gathering, compression and dehydration rev          6,664        --
Cost of sales                                      59,488     8,388
-------------------------------------------------------------------
Gross margin                                       19,290     4,720
Other revenues                                        123     1,398
-------------------------------------------------------------------
Net revenues                                       19,413     6,118
Operating costs                                     8,588     2,262
Depreciation, depletion, and amortization           2,513       681
-------------------------------------------------------------------
Operating income                                  $ 8,312   $ 3,175
===================================================================

Revenues increased in the Transition Period over the same period in 1998 due to the acquisition of the midstream natural gas gathering and processing assets from Koch in April, 1999. Operating costs and depreciation also increased due to the additional assets and the cost of operating those assets. Gathering, compression, and dehydration revenues result from operation of the Keep Whole plants acquired from Koch. Average NGL price per gallon increased as prices continued to experience an upward correction from the abnormally low prices prevalent throughout much of 1998 and early 1999. Other income in the four months ended December 31, 1998 consisted of the gains on sales of assets.

                                         Four Months Ended
                                            December 31,
                                          1999       1998
----------------------------------------------------------
GAS PROCESSING PLANTS OPERATING INFORMATION

Average NGL price realized  ($/Gal)    $  0.371   $  0.226
Average gas price ($/Mcf)              $   2.71   $   1.80
Total gas gathered (Mcf/D)              481,183    126,655
Total gas processed (Mcf/D)             396,512    115,141
Natural gas liquids sales (MGal)        126,309     38,934
Gas sales (MMcf)                         10,643      2,303
Natural Gas Liquids by Component (%)
  Ethane                                     47         48
  Propane                                    27         25
  Iso butane                                  5          4
  Normal butane                               9          9
  Natural gasoline                           12         14
Contract %
  Percent of Proceeds                        64         65
  Keep Whole (a)                             36         35
Capital expenditures (Thousands)       $ 14,613   $    974
Total assets (Thousands)               $368,904   $ 45,709
----------------------------------------------------------
(a)      " Keep Whole" amounts were previously reported as "Fuel and Shrink."

TRANSPORTATION AND STORAGE

OPERATIONAL HIGHLIGHTS - In early 2000, the Company acquired certain transmission pipelines and natural gas storage facilities with storage capacity of approximately 10 Bcf from KMI. The KMI acquisition increased transportation throughput by an average of 635 MMcf/d and miles of transmission pipeline approximately 4,733 miles.

During 2000, the Company completed $13.4 million of projects on its storage facilities. These projects were designed to increase the deliverability and increase the optionality of certain storage facilities.

                                                     Year Ended      Years Ended
                                                    December 31,      August 31,
                                                        2000       1999       1998
------------------------------------------------------------------------------------
                                                          (Thousands of Dollars)

FINANCIAL RESULTS
Transportation revenues                               $ 94,112   $ 78,720   $ 72,744
Storage revenues                                        38,464     27,763     14,772
Cost of fuel                                            24,713      4,975      1,948
------------------------------------------------------------------------------------
  Gross margin on transportation and storage revenues  107,863    101,508     85,568
Gas sales                                               24,042         --         --
Cost of gas                                             18,163         --         --
------------------------------------------------------------------------------------
  Gross margin on gas sales                              5,879         --         --
Other revenues                                          11,840      1,402      3,185
------------------------------------------------------------------------------------
  Net revenues                                         125,582    102,910     88,753
Operating costs                                         44,785     28,919     29,104
Depreciation, depletion, and amortization               18,639     13,852     12,818
------------------------------------------------------------------------------------
  Operating income                                    $ 62,158   $ 60,139   $ 46,831
====================================================================================
Other income, net                                     $  3,240   $  6,495   $     --
====================================================================================

OPERATING RESULTS -Transportation revenues increased due to higher retained fuel despite reduced tariff rates paid by an affiliate for transportation services. The increase in retained fuel revenues in 2000, contributed $22.0 million to transportation revenues. This increase is primarily due to increased transportation volumes and higher prices. Storage revenues increased during 2000 compared to 1999 due to increased capacity of approximately 10 Bcf resulting from the acquisition of certain storage facilities from KMI. Although, storage revenues increased due to the acquisition, overall storage volumes as a percent of working capacity were down significantly because summer/winter pricing differentials were not as prominent as in prior years. The cost of sales increased as a result of the increase in retained fuel revenues.

Gross margin on gas sales relate to merchant gas sales by WesTex that was acquired in April 2000.

Other revenues include fees for the leasing of the Palo Duro Pipeline to Enogex and the lease of the Sayre storage facility to NGPL. The increase from 1999 is primarily related to the leasing fees related to the Palo Duro Pipeline. This pipeline was acquired from KMI in 2000.

Operating costs and depreciation, depletion, and amortization increased in 2000 compared to 1999 primarily as a result of the KMI acquisition. The increase in operating expenses is primarily due to increased plant operating and personnel costs resulting from acquisitions.

Other income, net in 2000 represents income from equity investees. The decrease from 1999 is due to the prior year number including approximately $5.0 million of gains on sales of assets.

                                  Year Ended     Years Ended
                                 December 31,     August 31,
                                     2000      1999       1998
-----------------------------------------------------------------
OPERATING INFORMATION

Volumes transported (MMcf)          557,052    348,397    394,801
Working gas in storage (MMcf)        21,566     43,199     46,992
Capital expenditures (Thousands)   $ 37,701   $ 32,618   $ 38,271
Total assets (Thousands)           $661,894   $373,742   $351,692
-----------------------------------------------------------------

The increase in volumes transported in 2000 was primarily driven by the acquisition of certain assets from KMI and Dynegy.

Working gas in storage represents both Company owned and third party gas available to be withdrawn from the storage facilities and allow the storage facilities to retain the operating integrity of the storage facility. The decrease in working gas in storage at December 31, 2000 compared to August 31, 1999, is primarily due to timing. Typically, in the summer months gas is purchased and injected into storage to be withdrawn in the winter months. Accordingly, since December 31, 2000 is in the middle of the heating season, working gas in storage is lower than at August 31, 1999. The Company's storage levels are currently at approximately 31 percent, which is considerably lower than the historic five year average of 72.5 percent. The low storage level at December 31, 2000, is due to the increased demand for natural gas.

Total assets increased due to a $255 million increase in property, plant and equipment and a $24.6 million increase in accounts receivable, which are primarily due to the KMI acquisition.

REGULATORY INITIATIVES - In a May 2000 OCC Order, the Company's transportation assets in Oklahoma included in the Transportation and Storage segment became a separate regulated utility from the Distribution segment. Pursuant to a July 1999, order by the OCC, the Company's gathering and storage assets and related services in Oklahoma were removed from utility regulation effective November 1, 1999. Gathering and storage assets, including current gas in storage, of $325.0 million were removed from rate base. The Distribution segment issued bids for upstream and downstream services in the fall of 1999 with bids awarded in the spring of 2000. Through the bidding process, the Transportation and Storage segment maintained 96 percent of the Distribution segment's transportation services. With unbundling and deregulation of gathering, storage and transportation services, the Company will be able to compete for business at market-based rates.

TRANSITION PERIOD OPERATING RESULTS

                                                      Four Months Ended
                                                         December 31,
                                                        1999     1998
-----------------------------------------------------------------------
                                                   (Thousands of Dollars)

FINANCIAL RESULTS

Transportation revenues                               $24,733   $25,956
Storage revenues                                       14,171     9,099
Cost of fuel                                            4,660     2,047
-----------------------------------------------------------------------
Gross margin on transportation and storage revenues    34,244    33,008
Other revenues                                            247       942
-----------------------------------------------------------------------
Net revenues                                           34,491    33,950
Operating costs                                        10,184    10,963
Depreciation, depletion, and amortization               5,124     4,554
-----------------------------------------------------------------------
Operating income                                      $19,183   $18,433
=======================================================================
Other income, net                                     $ 1,074   $ 4,993
=======================================================================

With unbundling and deregulation of gathering and storage service, the Company is positioned to compete for business at market-based rates. The Company's strategy to increase its storage utilization through greater injection and withdrawal capabilities has resulted in increased storage revenues for the Transition Period compared to the same period in 1998 as well as increased compressor fuel expense. Decreased transportation rates paid by an affiliate resulted in decreased transportation revenues for the Transition Period compared to the same period in 1998.

                                   Four Months Ended
                                      December 31,
                                    1999       1998
------------------------------------------------------
OPERATING INFORMATION

Volumes transported (MMcf)          117,055    115,970
Working gas in storage (MMcf)        41,489     49,468
Capital expenditures (Thousands)   $  5,837   $ 13,163
Total assets (Thousands)           $437,561   $507,573
------------------------------------------------------

DISTRIBUTION

The Distribution segment provides natural gas distribution services in Oklahoma and Kansas. The Company's operations in Oklahoma are conducted through ONG that serves residential, commercial, and industrial customers and leases pipeline capacity. The Company's operations in Kansas are conducted through KGS that serves residential, commercial, and industrial customers. The Distribution segment serves about 80 percent of Oklahoma and about 67 percent of Kansas. ONG is subject to regulatory oversight by the OCC. KGS is subject to regulatory oversight by the KCC.

OPERATIONAL HIGHLIGHTS - In May 2000, ONG settled a rate case with the OCC that addressed a number of regulatory and unbundling issues. See the highlights of this rate case below under "Regulatory Initiatives".

The transaction with Western in the 1998 fiscal year added approximately 660,000 new distribution customers and 1,400 employees. Cost controls were strengthened throughout the organization. Total employees were reduced through attrition without compromising customer safety or service.

                                                          Year Ended Years Ended
                                            December 31,        August 31,
                                               2000         1999         1998
--------------------------------------------------------------------------------
                                                   (Thousands of Dollars)
FINANCIAL RESULTS

Gas sales                                   $1,198,604   $  848,813   $  883,786
Cost of gas                                    896,660      530,489      596,375
--------------------------------------------------------------------------------
Gross margin                                   301,944      318,324      287,411
PCL and ECT Revenues                            59,205       58,037       60,658
Other revenues                                  16,128       17,100       19,384
--------------------------------------------------------------------------------
Net revenues                                   377,277      393,461      367,453
Operating costs                                216,629      219,945      197,590
Depreciation, depletion, and amortization       67,717       75,443       66,214
--------------------------------------------------------------------------------
Operating income                            $   97,931   $   98,073   $  103,649
================================================================================

OPERATING RESULTS - Gross margin on gas sales decreased in 2000 compared to fiscal 1999, primarily due to a $15.4 million reduction due to warmer weather in Kansas during a period in which the Company did not have weather normalization and reduced tariff rates resulting from unbundling in Oklahoma. The impact of these decreases on gross margin was partially offset by $12.3 million of gross margin resulting from additional "As Available Gas Sales" during the year. PCL, ECT and other revenues have remained flat and are expected to increase slightly or remain flat due to the increased competition in rates.

The decrease in operating costs in 2000 compared to 1999 has resulted from a continued successful cost containment program and decreased salary and related benefit costs resulting from fewer employees. The decrease in depreciation, depletion, and amortization is the result of the extension of estimated useful lives for assets located in Oklahoma. The revised estimated lives were approved by the OCC in a rate order granted in May 2000, which reduced depreciation expense and revenues by approximately $10.5 million annually for Oklahoma assets and the transfer of certain transportation assets from the Distribution segment to the Transportation and Storage segment.

Fiscal 1999 was the first complete year of service to the 660,000 customers added in the Western acquisition. However, warmer than normal weather, particularly in Kansas, which was 16 percent warmer than normal and where there was no temperature normalization, reduced net revenues and more than offset the effect of having a full twelve months of gas sales volumes and revenues. Operating costs and depreciation, depletion and amortization increased in fiscal 1999 due to having the acquisition recorded for one full year compared to nine months for fiscal 1998.

                                  Year Ended   Years Ended
                                  December 31,  August 31,
                                     2000     1999      1998
---------------------------------------------------------------
GROSS MARGIN PER MCF

Oklahoma
  Residential                       $ 2.76   $ 3.04   $ 2.99
  Commercial                        $ 1.97   $ 2.47   $ 2.40
  Industrial                        $ 1.09   $ 1.23   $ 1.13
  Pipeline capacity leases          $ 0.27   $ 0.25   $ 0.24
Kansas
  Residential                       $ 2.44   $ 2.44   $ 2.24
  Commercial                        $ 1.91   $ 1.81   $ 1.75
  Industrial                        $ 1.85   $ 2.28   $ 1.92
  End-use customer transportation   $ 0.63   $ 0.49   $ 0.56
---------------------------------------------------------------

The decrease in Oklahoma's gross margin per Mcf for residential, commercial and industrial customers, in 2000 compared to 1999, is primarily due to decreased tariff rates resulting from unbundling in Oklahoma. The increase in Kansas' gross margin per Mcf for commercial customers is largely due to the Company reducing its minimum capacity requirements for customers to become eligible for ECT services pursuant to a regulatory order. This resulted in several commercial customers becoming ECT customers and the remaining commercial customers are low volume, high margin customers. The decrease in Kansas' industrial gross margin per Mcf is primarily due to a tariff rate reduction.

                                   Year Ended         Years Ended
                                   December 31,        August 31,
                                      2000         1999         1998
-----------------------------------------------------------------------
OPERATING INFORMATION

Average Number of Customers
  Oklahoma                            784,746      748,445      739,684
  Kansas                              633,698      656,761      652,330
-----------------------------------------------------------------------
    Total                           1,418,444    1,405,206    1,392,014
=======================================================================
Capital expenditures (Thousands)
  Oklahoma                         $   69,013   $   39,631   $   41,059
  Kansas                               55,970       59,054       36,139
-----------------------------------------------------------------------
    Total                          $  124,983   $   98,685   $   77,198
=======================================================================
Total Assets (Thousands)           $2,007,351   $1,722,381   $1,771,999
=======================================================================
Customers per employee
  Oklahoma                                586          546          475
  Kansas                                  555          510          489
-----------------------------------------------------------------------

The increase in Oklahoma's number of customers is largely due to the consolidation of the KGS-Oklahoma regulated service with ONG in 2000. The related decrease in Kansas' number of customers was partially offset by the number of customers added with the acquisition of Kansas Gas Supply in the Dynegy acquisition.

The Company's capital expenditure program includes expenditures for extending service to new areas, increasing system capabilities, and general replacements and betterments. It is the Company's practice to maintain and periodically upgrade facilities to assure safe, reliable, and efficient operations. The capital expenditure program included $21.4 million, $19.8 million and $15.6 million for new business development in 2000, 1999 and 1998, respectively.

                            Year Ended     Years Ended
                           December 31,     August 31,
                               2000      1999      1998
---------------------------------------------------------
VOLUMES (MMCF)

Gas sales

  Residential                 107,154   105,566   103,700
  Commercial                   40,713    41,398    42,486
  Industrial                    5,582     5,575     7,304
---------------------------------------------------------
    Total volumes sold        153,449   152,539   153,490
PCL and ECT                   192,881   212,547   241,262
---------------------------------------------------------
    Total volumes delivered   346,330   365,086   394,752
=========================================================

The decrease in PCL and ECT volumes is primarily due to some customers that use significant quantities of gas in their manufacturing process suspending manufacturing operations in late 2000 due to historically high natural gas prices. In addition, volumes decreased due to warmer than normal temperatures in early 2000. These decreases were partially offset by the Company reducing its minimum capacity requirements for customers to become eligible for PCL and ECT services pursuant to a regulatory order. The reduction of the minimum requirements allowed more low volume, high margin customers to be added to the customer base that, in turn, increased the total gross margin per Mcf.

REGULATORY INITIATIVES - A rate case was settled between ONG and the OCC on May 30, 2000 in Oklahoma resolving a number of regulatory and unbundling issues. The more significant issues resolved include the following. Gas storage and gas gathering were deregulated and the related investments were removed from the regulated Oklahoma Distribution segment's rate base. A $57 million annual base rate reduction, effective with the first billing cycle in June 2000, spread among all customer classes. The PCL Rider was terminated and the $37.8 million balance was moved to base rates and included in the revenue reduction, thereby creating a net annual reduction of approximately $20 million. The Company was allowed to recover approximately $3.5 million annually from its distribution customers through a Gathering Rider. The KGS-Oklahoma regulated services were consolidated with ONG, which allows the KGS-Oklahoma customers to be served under the ONG rate structure and allows the Company to discontinue separate regulatory reporting and rate case activity for KGS-Oklahoma. However, the Company did sustain an annual margin reduction estimated at $2.3 million related to this change since the previous KGS-Oklahoma rates were generally higher than the comparable ONG rates that will now apply to these customers. As a provision of this order, ONG and OGT, included in the Transportation and Storage segment, will be considered two separate regulated utilities on a prospective basis. The two utility operations are able to function independently in pursuing their respective targets and objectives.

During 2000, the KCC issued an Order allowing KGS to recover additional costs of its gas purchase hedging program established to protect the price paid by customers for gas purchases. This year's unprecedented market volatility and natural gas prices prompted this action by the KCC. The KCC also approved KGS's WeatherProof Bill Program that had been a temporary program while being tested. This plan allows customers, at their discretion, to fix their monthly payment. The KCC also granted KGS weather normalization that prevents weather related revenue fluctuations.

ONG began taking bids for transportation services in the fall of 1999 with bids awarded in spring 2000 for service beginning on November 1, 2000. As a result of this competitive bid process, OGT retained approximately 96 percent of ONG's upstream transportation requirements. As contracts with PCL customers expire, these contracts may be renewed with the Distribution segment, the Transportation and Storage segment or nonaffiliated service providers. Consequently, this could result in reduced revenues in the Distribution segment.

TRANSITION PERIOD OPERATING RESULTS

                                             Four Months Ended
                                                December 31,
                                              1999       1998
---------------------------------------------------------------
                                          (Thousands of Dollars)

FINANCIAL RESULTS

Gas sales                                   $316,901   $286,317
Cost of gas                                  209,354    180,795
---------------------------------------------------------------
  Gross margin                               105,875    103,850
PCL and ECT revenues                          18,230     19,582
Other revenues                                 4,093      4,554
---------------------------------------------------------------
  Net revenues                               128,198    127,986
Operating costs                               69,455     73,004
Depreciation, depletion, and amortization     24,815     24,603
---------------------------------------------------------------
  Operating income                          $ 35,600   $ 32,051
===============================================================

Gross margins on gas sales increased primarily due to reduced transportation costs paid to an affiliate and an increase in volumes sold during the Transition Period compared to the same period in 1998. A reduction in revenues due to the gathering and storage assets being removed from rate base, as previously discussed, offset part of that increase. PCL and ECT revenues and volumes decreased primarily due to the loss of three customers and the effect of warm weather including the temporary shut-down of two power plants served by the Distribution segment. The volume decrease was partially offset by an increase in rates.

Operating costs decreased due to reductions in labor expense, employee benefits, and other operating efficiencies. The Distribution segment continues its strategy of increased operational efficiency while maintaining quality customer service.

Two rate cases were combined in Oklahoma, eliminating an interim rate case scheduled for the summer of 1999 and providing for a one-time interim rate reduction of $5 million that began September 1, 1999 for residential customers in Oklahoma. The amount of the rate reduction in the Transition Period was $1.6 million.

                                    Four Months Ended
                                      December 31,
                                     1999      1998
-----------------------------------------------------
GROSS MARGIN PER MCF

Oklahoma
  Residential                       $ 2.88    $ 2.96
  Commercial                        $ 2.48    $ 2.51
  Industrial                        $ 1.16    $ 1.27
  Pipeline capacity leases          $ 0.25    $ 0.23
Kansas
  Residential                       $ 2.76    $ 2.85
  Commercial                        $ 2.07    $ 1.86
  Industrial                        $ 1.97    $ 2.70
  End-use customer transportation   $ 0.60    $ 0.48
-----------------------------------------------------


                                     Four Months Ended
                                        December 31,
                                      1999         1998
----------------------------------------------------------
OPERATING INFORMATION

Number of Customers                 1,435,647    1,421,280
Capital expenditures (Thousands)   $   34,167   $   24,636
Total Assets (Thousands)           $1,776,273   $1,804,631
Customers per employee                    546          527
----------------------------------------------------------


                                   Four Months Ended
                                      December 31,
                                     1999      1998
----------------------------------------------------
VOLUMES (MMCF)

Gas sales

  Residential                       31,908    31,244
  Commercial                        11,415    12,005
  Industrial                         1,795     1,684
----------------------------------------------------
    Total volumes sold              45,118    44,933
PCL and ECT                         61,696    76,974
----------------------------------------------------
    Total gas sales, PCL and ECT   106,814   121,907
====================================================

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

PRODUCTION

OPERATIONAL HIGHLIGHTS - The Company's strategy is to concentrate ownership of hydrocarbon reserves in the Mid Continent region in order to add value not only to its existing production operations but also to the related gathering and processing, marketing, transportation, and storage businesses. Accordingly, the Company focuses on exploitation activities rather than exploratory drilling. As a result of a growth strategy through acquisitions and developmental drilling, the number of wells the Company operates has increased. In its role as operator, the Company controls operating decisions that impact production volumes and lifting costs. Based on an industry survey, the Company's production segment is one of the lowest cost small independent producers in the country. The Company continues to focus on reducing finding costs.

Consistent with the Company's strategy of acquiring assets that strengthen and complement each other, the Production segment focuses its efforts on acquisitions and exploitation activities. During 2000, the Company acquired approximately $4.8 million in gas and oil properties. The Company also increased activities relating to its developmental drilling program.

During the second quarter of fiscal 1999, the Company consummated the strategic alliance with Magnum Hunter Resources (MHR) adding $10 million in producing properties and becoming an equity owner in MHR at a cost of $50 million. The Company also closed on two other properties with a purchase price of $53 million adding reserves located in Oklahoma.

The Company purchased natural gas and oil reserves from OXY USA, Inc. (Oxy) in fiscal 1998. The reserves are located in Oklahoma and Kansas and include more than 400 wells. Net production was approximately 30 million cubic feet of gas per day and 400 barrels of oil per day upon acquisition and includes a gas sweetening plant. The purchase price was approximately $131 million. Based on estimated reserves, this transaction almost doubled the Company's oil and gas reserves, at that time.

A 40 percent equity interest in K. Stewart Petroleum Corp. (K Stewart), was acquired on June 2, 1998. The acquisition creates opportunities to expand ownership of oil and gas reserves in the Anadarko Basin and for the Company to achieve its strategic objective of growing its reserves base in areas where it has other energy-related operations.

RISK MANAGEMENT - Since the volatility of energy prices has a significant impact on the profitability of this segment, the Company utilizes commodity derivative instruments to offset this risk. As of December 31, 2000, approximately 74 percent of anticipated gas production in 2001 has been hedged. See Item 7A - Quantitative and Qualitative Disclosure about Market Risk.

                                          Year Ended     Years Ended
                                          December 31,   August 31,
                                             2000      1999      1998
-----------------------------------------------------------------------
                                               (Thousands of Dollars)

FINANCIAL RESULTS

Natural gas sales                           $60,966   $58,776   $38,323
Oil sales                                     8,571     6,169     5,192
Other revenues                                  818     1,949       367
-----------------------------------------------------------------------
  Net revenues                               70,355    66,894    43,882
Operating costs                              24,228    19,128    14,312
Depreciation, depletion, and amortization    30,884    34,073    18,872
-----------------------------------------------------------------------
  Operating income                          $15,243   $13,693   $10,698
=======================================================================
Other income, net                           $10,619   $ 4,005   $    --
=======================================================================

OPERATING RESULTS - Net revenues increased in 2000 compared to 1999, due to higher natural gas and oil prices that prevailed throughout the year. The Company hedged the majority of their production, which limited the Company's ability to capitalize on the high natural gas prices that prevailed in 2000. The impact of slightly higher commodity prices realized by the Company on revenues was partially offset by natural declines in production. The production declines result from the fact that the majority of the Company's reserves are located in the Mid Continent region, which are characteristically mature fields.

Operating costs increased in 2000 as compared with 1999 as a result of higher production taxes. Production taxes are based on volumes sold and market price, gross of hedging activities. Depreciation, depletion and amortization decreased in 2000 compared to 1999 due to decreased production and a lower average depletion rate resulting from low finding costs on current discoveries.

Other income, net primarily represents preferred dividends received and the Company's pro rata portion of income from investments in MHR and K. Stewart. The increase from 1999 is due to the Company receiving approximately $9.5 million in preferred dividends from MHR in 2000 compared with approximately $2.3 million in 1999. In late 2000, the Company exercised their MHR stock warrants and redeemed one-half of its preferred stock. In January 2001, the Company converted its remaining MHR preferred stock into common stock. The Company currently has an approximate 21 percent common equity ownership in MHR and no longer has a preferred stock ownership.

Increased production from a successful developmental drilling program and properties acquired during fiscal 1999 are the primary reasons for the increases in revenue compared to fiscal year 1998. Following an industry wide trend, gas prices during fiscal year 1999 decreased compared to fiscal 1998. Operating costs and depreciation, depletion, and amortization also increased in fiscal 1999 compared to fiscal 1998 due to the Company operating and owning an interest in an increased number of wells. However, the Company, through efforts to contain costs, reduced production costs per Mcf equivalent to $0.49 in 1999 from $0.50 in 1998.

                                    Year Ended      Years Ended
                                   December 31,     August 31,
                                       2000      1999       1998
------------------------------------------------------------------
OPERATING INFORMATION

Proved reserves

  Gas (MMcf)                         254,721    254,102    178,047
  Oil (MBbls)                          4,339      4,197      3,272
Production

  Gas (MMcf)                          26,746     27,773     16,818
  Oil (MBbls)                            400        460        330
Average realized price (a)
  Gas (MMcf)                        $   2.28   $   2.12   $   2.21
  Oil (MBbls)                       $  21.43   $  13.56   $  15.70
Capital expenditures  (Thousands)   $ 34,035   $ 16,046   $ 16,650
Total assets (Thousands)            $364,248   $361,806   $282,765
------------------------------------------------------------------
(a) The average realized price, above, reflects the impact of hedging activities.

The Production segment added 33.6 Bcfe of reserves and produced 29.1 Bcfe for the year ended December 31, 2000. The reserve additions are 14.7 Bcfe proved developed, 4.6 Bcfe proved behind pipe, 13.8 Bcfe proved undeveloped, and 0.5 Bcfe of upward proved reserve additions and acquisitions.

Capital expenditures primarily related to a limited developmental drilling program were approximately $32.8 million, $13.7 million, and $15.3 million in 2000, 1999, and 1998, respectively. The increase in capital expenditures in 2000, is primarily due to increased developmental drilling activities in 2000 as compared to fiscal 1999.

TRANSITION PERIOD OPERATING RESULTS

                                            Four Months Ended
                                              December 31,
                                             1999      1998
-------------------------------------------------------------
                                          (Thousands of Dollars)

FINANCIAL RESULTS

Natural gas sales                           $20,789   $15,757
Oil sales                                     2,613     1,742
Other revenues                                   69       163
-------------------------------------------------------------
  Net revenues                               23,471    17,662
Operating costs                               7,245     5,227
Depreciation, depletion, and amortization     9,715    10,292
-------------------------------------------------------------
  Operating income                          $ 6,511   $ 2,143
=============================================================
Other income, net                           $ 1,322   $    --
=============================================================

Increased production from a successful developmental drilling program and properties acquired were the primary reasons for the increases in volumes for the Transition Period compared to the same period in 1998. Gas and oil prices for the Transition Period also increased compared to the same period in 1998. Other income, net reflects dividends earned from the preferred stock investment in MHR. Operating costs also increased, compared to 1998, due to the Company operating and owning an interest in an increased number of wells.

                                     Four Months Ended
                                        December 31,
                                      1999       1998
-------------------------------------------------------
OPERATING INFORMATION

Proved reserves
  Gas (MMcf)                         246,979    165,933
  Oil (MBbls)                          4,160      3,112
Production
  Gas (MMcf)                           8,306      7,700
  Oil (MBbls)                            138        145
Average realized price
  Gas (MMcf)                        $   2.50   $   2.03
  Oil (MBbls)                       $  18.93   $  12.53
Capital expenditures  (Thousands)   $  6,411   $  4,581
Total assets (Thousands)            $352,912   $275,840
-------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company's strategy has been and continues to be growth through acquisitions that strengthen and complement existing assets. For the foreseeable future, the Company will continue its growth strategy and its capital expenditures program to adequately maintain its assets. The Company budgeted capital expenditures for 2001, exclusive of any acquisitions that may be made, of $300.8 million. In the past three years, the Company has relied primarily on a combination of operating cash flow and borrowings from a combination of commercial paper issuances, lines of credit, and various public debt issuances for its liquidity and capital resource requirements.

The Company expects to continue to use these sources for its liquidity and capital resource needs on both a short and long-term basis. These sources of funds are expected to be supplemented in 2001 through the use of funds generated from the Company's Direct Stock Purchase and Dividend Reinvestment Plan that was amended and restated in January 2001.

CASH FLOW ANALYSIS

The changes in cash flow used in operating activities primarily reflect changes in working capital accounts and an increase in assets and liabilities from price risk management activities. The significant changes in working capital accounts including accounts receivable, gas in storage, accounts payable and deferred credits and other liabilities is primarily a result of the acquisitions and the increase in operations resulting from those acquisitions made during 2000 and historically higher gas prices. The Company had a trend of generating cash flow from operating activities. However, due to the timing of collections of receivables and the other factors discussed above, the Company has had a use of cash in operating activities during 2000. The increase in price risk management activities is due to the adoption of EITF 98-10 in 2000.

Operating cash flows for fiscal 1999 as compared to 1998, decreased due to increased prepayments related to hedging activities, increases in unrecovered purchased gas cost, increased accounts receivables primarily due to increased sales and increased regulatory assets.

Cash used in investing activities increased in 2000 due to the acquisition of KMI and Dynegy. The increase in capital expenditures is related to the construction of the electric generating plant and recurring capital expenditures necessary to adequately maintain existing assets.

The increase in cash used in investing activities in fiscal 1999 compared to 1998 is primarily due to the $285 million Koch acquisition.

Borrowing of notes payable and the issuance of debt in 2000 led to the increase in cash provided by financing activities. Funds were borrowed to fund the KMI and Dynegy acquisitions and for general corporate purposes.

The increase in cash provided by financing activities in fiscal 1999 compared to 1998 is due to the issuance of debt to fund the Koch acquisition, general corporate purposes, repayment of some short-term debt and refinancing certain long-term debt.

SHORT TERM - The Board of Directors has authorized up to $1.2 billion of short and intermediate term financing to be secured as necessary for the operation of the Company. The Company has an $800 million Revolving Credit Facility with Bank of America, N.A. and other financial institutions with a maturity date of June 30, 2001. In December 2000, the Company arranged for an additional $100 million Revolving Credit Facility with Bank of America that will expire March 31, 2001. These credit facilities are primarily used as a commercial paper back up and replace the previously existing $600 million Revolving Credit Facility dated July 2, 1999, that matured on June 30, 2000 and the $200 million Revolving Credit Facility entered into in March 2000 that was terminated on June 1, 2000. At December 31, 2000, $824 million of commercial paper was outstanding. Based on the $1.2 billion of financing authorized by the Board of Directors, the Company could borrow an additional $376 million. Under the terms of the Revolving Credit Facilities, the Company could borrow an additional $76 million.

LONG-TERM - At December 31, 2000 the Company could have issued approximately $1.1 billion in additional long-term debt under the most restrictive provisions contained in various borrowing agreements.

The Company has access to $460 million in equity or debt securities under a shelf registration filed in May 2000. The Company also has the ability to issue $300 million in trust preferred securities under a filing made in July 1999.

LIQUIDITY

The Distribution segment continues to face competitive pressure to serve the transportation market. The loss of a substantial portion of that load due to third party bypass, without recoupment of the revenues from that loss, could have a materially adverse effect on the Company's financial condition. However, since 1995, rates have been structured to reduce the Company's risk in serving its large volume customers.

OTHER

SOUTHWEST LITIGATION - In connection with the now terminated proposed acquisition of Southwest, the Company is party to various lawsuits. The Company and certain of its officers as well as Southwest and certain of its officers and others have been named as defendants in a lawsuit brought by Southern Union Company (Southern Union). The Southern Union allegations include, but are not limited to, Racketeer, Influenced and Corrupt Organizations Act violations and improper interference in a contractual relationship between Southwest and Southern Union. The complaint asks for $750 million damages to be trebled for racketeering and unlawful violations, compensatory damages of not less than $750 million and rescission of the Confidentiality and Standstill Agreement.

The Company, as third party beneficiary, has filed a lawsuit against Southern Union for, among other things, breach of a confidentiality agreement with Southern Union and Southwest and tortuous interference with the Southwest Gas merger agreement. The Company filed suit against Southwest seeking a declaratory judgment determining that it had properly terminated the merger agreement. In response to this suit, Southwest brought a suit against the Company and Southern Union alleging, among other things, fraud and breach of contract. Southwest is seeking damages in excess of $75,000.

Two substantially identical derivative actions were filed by shareholders against the members of the Board of Directors of the Company for alleged violation of their fiduciary duties to the Company by causing or allowing the Company to engage in certain fraudulent and improper schemes relating to the planned merger with Southwest and waste of corporate assets. These two cases were consolidated into one case. Such conduct allegedly caused the Company to be sued by both Southwest and Southern Union which exposed the Company to million of dollars of potential liabilities. The plaintiffs seek an award of compensatory and punitive damages and costs, disbursements and reasonable attorney fees. The Company and its Independent Directors and officers, named as defendants, filed Motions to Dismiss the actions for failures of the plaintiffs to make a pre-suit demand on ONEOK's Board of Directors. Additionally, the Independent Directors and certain officers named as defendants, filed Motions to Dismiss the actions for failure to state a claim.

If any of the plaintiffs should be successful in any of their claims against the Company and substantial damages are awarded, it could have a material adverse effect on the Company's operations, cash flow, and financial position. The Company is defending itself vigorously against all claims asserted by Southern Union and Southwest and all other matters relating to the now terminated merger with Southwest. For more information, see Legal Proceedings.

HUTCHINSON LITIGATION - Two separate class action lawsuits have been filed against the Company in connection with the natural gas explosions and eruptions of natural gas geysers that occurred in Hutchinson, Kansas in January 2001. Although no assurances can be given, management believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations. The Company is vigorously defending itself against all claims. For more information, see Legal Proceedings.

ENVIRONMENTAL - The Company has 12 manufactured gas sites located in Kansas, which may contain potentially harmful materials that are classified as hazardous material. Hazardous materials are subject to control or remediation under various environmental laws and regulations. A consent agreement with the KDHE presently governs all future work at these sites. The terms of the consent agreement allow the Company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. The prioritized sites will be investigated over a ten year period. Through December 31, 2000, the costs of the investigations and risk analysis related to these manufactured gas sites have been immaterial. Limited information is available about the sites and no testing has been performed. Management's best estimate of the cost of remediation ranges from $100,000 to $10 million per site based on a limited comparison of costs incurred to remediate comparable sites. These estimates do not give effect to potential insurance recoveries, recoveries through rates or from third parties. The KCC has permitted others to recover remediation costs through rates. It should be noted that additional information and testing could result in costs significantly below or in excess of the amounts estimated above. To the extent that such remediation costs are not recovered, the costs could be material to the Company's results of operations and cash flows depending on the remediation done and number of years over which the remediation is completed.

NEW ACCOUNTING PRONOUNCEMENTS - Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement
133), was issued by the Financial Accounting Standards Board (FASB) in June, 1998. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under Statement 133, entities are required to record all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedge exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately.

Statement 133 was amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, in June 1999 that delayed implementation until fiscal years beginning after June 15, 2000. Statement 133 was amended again by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (Statement 138) in June 2000 that amends the accounting and reporting standards of Statement 133 for certain derivative instruments and certain hedging activities. Statement 138 also amends Statement 133 for decisions made by the FASB relating to the Derivatives Implementation Group (DIG) process. The FASB DIG is addressing Statement 133 implementation issues the ultimate resolution of which may impact the application of SFAS 133.

Management has determined that on January 1, 2001, the Company will record a cumulative effect charge of $2.6 million, net of tax, in the income statement and $22.9 million, net of tax, in accumulated other comprehensive losses to recognize at fair value the effective and ineffective portions of the losses on all derivative instruments that are designated as cash flow hedging instruments, which primarily consist of costless option collars and swaps on natural gas production. The Company has no derivative instruments designated as fair value hedging instruments or other derivative instruments not previously recognized at January 1, 2001.

The FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125" (SFAS 140), in September 2000. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS 140 is not expected to have a material effect on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT - The Company, substantially through its nonutility segments, is exposed to market risk in the normal course of its business operations and to the impact of market fluctuations in the price of natural gas, NGLs and crude oil. Market risk refers to the risk of loss in cash flows and future earnings arising from adverse changes in commodity energy prices. The Company's primary exposure arises from fixed price purchase or sale agreements which extend for periods of up to 48 months, gas in storage inventories utilized by the gas marketing and trading operation, and anticipated sales of natural gas and oil production. To a lesser extent, the Company is exposed to risk of changing prices or the cost of intervening transportation resulting from purchasing gas at one location and selling it at another (hereinafter referred to as basis risk). To minimize the risk from market fluctuations in the price of natural gas, NGLs and crude oil, the Company uses commodity derivative instruments such as futures contracts, swaps and options to manage market risk of existing or anticipated purchase and sale agreements, existing physical gas in storage, and basis risk. The Company adheres to policies and procedures that limit its exposure to market risk from open positions and monitors its exposure to market risk.

To minimize the impact of weather on the Distribution segment's operations, the Company has used weather derivative swaps to manage the risk of fluctuations in heating degree days (HDD) during the heating season. Under the weather derivative swap agreements, the Company receives a fixed payment per degree day below the contracted normal HDD and pays a fixed amount per degree day above the contracted normal HDD. The swaps contain a contract cap that limits the amount either party is required to pay. At December 31, 2000, the Company is not a party to any weather derivative swaps.

In the past, Kansas Gas Service used derivative instruments to hedge the cost of some anticipated gas purchases during the winter heating months to protect their customers from upward volatility in the market price of natural gas. At December 31, 2000, KGS did not have any derivative instruments in place to hedge the cost of gas purchases.

INTEREST RATE RISK - The Company is subject to the risk of fluctuation in interest rates in the normal course of business. The Company manages interest rate risk through the use of fixed rate debt, floating rate debt and interest rate swaps. In the fourth quarter, the Company unwound its interest rate swap. Accordingly, the Company had no interest rate swaps at December 31, 2000. At December 31, 2000 a hypothetical 10 percent change in interest rates would result in an annual $1.8 million change in interest costs related to short-term and floating rate debt based on principal balances outstanding at these dates.

VALUE-AT-RISK DISCLOSURE OF MARKET RISK - ONEOK measures entity-wide market risk in its trading, price risk management, and its non-trading portfolios using value-at-risk. The quantification of market risk using value-at-risk provides a consistent measure of risk across diverse energy markets and products with different risk factors in order to set overall risk tolerance, to determine risk targets and set position limits. The use of this methodology requires a number of key assumptions including the selection of a confidence level and the holding period to liquidation. ONEOK relies on value-at-risk to determine the potential reduction in the trading and price risk management portfolio values arising from changes in market conditions over a defined period.

ONEOK's value-at-risk exposure represents an estimate of potential losses that would be recognized for its trading and price risk management portfolio of derivative financial instruments, physical contracts and gas in storage assuming hypothetical movements in commodity market assumptions with no change in positions and are not necessarily indicative of actual results that may occur. Value-at-risk does not represent the maximum possible loss nor any expected loss that may occur because actual future gains and losses will differ from those estimated based on actual fluctuations in commodity prices, operating exposures and timing thereof, and the changes in the Company's trading and price risk management portfolio of derivative financial instruments and physical contracts.

At December 31, 2000, the Company's estimated potential one-day favorable or unfavorable impact on future earnings, as measured by the value-at-risk, using a 95 percent confidence level and diversified correlation assuming one day to liquidate positions was $7.3 million for its trading portfolio and $4.4million for its non-trading portfolio.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
ONEOK, Inc.:

We have audited the accompanying consolidated balance sheets of ONEOK, Inc. and subsidiaries as of December 31, 2000, December 31, 1999 and August 31, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the year ended December 31, 2000, the years ended August 31, 1999 and 1998, and the four months ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ONEOK, Inc. and subsidiaries as of December 31, 2000, December 31, 1999, and August 31, 1999, and the results of their operations and their cash flows for the year ended December 31, 2000, the years ended August 31, 1999 and 1998, and the four months ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the Consolidated Financial Statements, the Company adopted the provisions of Emerging Issues Task Force 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, in 2000.

                                            KPMG LLP


Tulsa, Oklahoma
February 7, 2001

ONEOK, INC. AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF INCOME

                                                    Year      Four Months     Year         Year
                                                    Ended        Ended        Ended        Ended
                                                December 31,  December 31,  August 31,   August 31,
                                                    2000         1999         1999         1998
--------------------------------------------------------------------------------------------------
                                                  (Thousands of Dollars, except per share amounts)
OPERATING REVENUES (NOTE A)                      $6,642,858   $  806,478   $1,838,949   $1,820,758
Cost of gas                                       5,845,726      587,681    1,213,478    1,275,119
--------------------------------------------------------------------------------------------------
Net Revenues                                        797,132      218,797      625,471      545,639
--------------------------------------------------------------------------------------------------
OPERATING EXPENSES

Operations and maintenance                          266,545       77,247      240,330      221,958
Depreciation, depletion, and amortization           143,351       43,227      129,704      101,653
General taxes                                        53,303       14,755       39,715       33,217
--------------------------------------------------------------------------------------------------
Total Operating Expenses                            463,199      135,229      409,749      356,828
--------------------------------------------------------------------------------------------------
Operating Income                                    333,933       83,568      215,722      188,811
--------------------------------------------------------------------------------------------------
Other income, net                                    18,475        2,396       10,500       14,644
Interest expense                                    118,630       27,883       52,809       35,075
Income taxes                                         90,286       22,737       67,056       66,585
--------------------------------------------------------------------------------------------------
Income before cumulative effect of a change in      143,492       35,344      106,357      101,795
    accounting principle
Cumulative effect of a change in                      2,115           --           --           --
    accounting principle, net of tax (Note A)
--------------------------------------------------------------------------------------------------
NET INCOME                                          145,607       35,344      106,357      101,795
Preferred stock dividends                            37,100       12,367       37,247       26,979
--------------------------------------------------------------------------------------------------
Income Available for Common Stock                $  108,507   $   22,977   $   69,110   $   74,816
==================================================================================================
Earnings Per Share of Common Stock (Note P)
    Basic                                        $     3.71   $     0.76   $     2.19   $     2.44
==================================================================================================
    Diluted                                      $     2.96   $     0.70   $     2.06   $     2.23
==================================================================================================
Average Shares of Common Stock (Thousands)
    Basic                                            29,224       30,425       31,498       30,674
    Diluted                                          49,194       50,384       51,571       45,729


See accompanying Notes to Consolidated Financial Statements.

ONEOK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                         December 31,  December 31,   August 31,
                                                             2000          1999       1999
----------------------------------------------------------------------------------------------
                                                                 (Thousands of Dollars)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                               $      249   $       72   $    4,402
  Trade accounts and notes receivable                      1,627,714      371,313      228,336
  Materials and supplies                                      18,119       10,360       10,792
  Gas in storage                                              57,800      124,511      108,159
  Deferred income taxes                                       10,425        8,383        9,702
  Purchased gas cost adjustment                                1,578        8,105        4,552
  Assets from price risk management activities (Note A)    1,416,368           --           --
  Customer deposits                                          120,800       40,928       56,062
  Other current assets                                        71,906       31,714       17,262
----------------------------------------------------------------------------------------------
    Total Current Assets                                   3,324,959      595,386      439,267
----------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
  Marketing and Trading                                       78,686       19,240        5,786
  Gathering and processing                                 1,000,708      385,260      358,439
  Transportation and Storage                                 773,797      526,537      483,983
  Distribution                                             1,860,181    1,766,057    1,771,400
  Production                                                 428,701      405,298      399,613
  Other                                                       64,056       41,301       38,405
----------------------------------------------------------------------------------------------
    Total Property, Plant and Equipment                    4,206,129    3,143,693    3,057,626
  Accumulated depreciation, depletion, and amortization    1,110,616    1,021,915      988,797
----------------------------------------------------------------------------------------------
    Net Property                                           3,095,513    2,121,778    2,068,829
----------------------------------------------------------------------------------------------
DEFERRED CHARGES AND OTHER ASSETS
  Regulatory assets, net (Note D)                            238,605      247,486      246,658
  Goodwill                                                    93,409       80,743       81,560
  Assets from price risk management activities (Note A)      405,666           --           --
  Investments and other                                      210,984      195,847      188,631
----------------------------------------------------------------------------------------------
    Total Deferred Charges and Other Assets                  948,664      524,076      516,849
----------------------------------------------------------------------------------------------
      Total Assets                                        $7,369,136   $3,241,240   $3,024,945
==============================================================================================

See accompanying Notes to Consolidated Financial Statements.

ONEOK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                   December 31,   December 31,    August 31,
                                                                      2000             1999           1999
------------------------------------------------------------------------------------------------------------
                                                                           (Thousands of Dollars)

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                             $    10,767    $    21,767    $    22,817
  Notes payable                                                        824,106        462,242        263,747
  Accounts payable                                                   1,256,310        237,653        183,759
  Accrued taxes                                                          8,735            359         11,186
  Accrued interest                                                      24,161         16,628          7,042
  Customers' deposits                                                   18,319         18,212         17,139
  Liabilities from price risk management activities (Note A )        1,296,041             --             --
  Other                                                                 96,913         29,852         37,892
------------------------------------------------------------------------------------------------------------
    Total Current Liabilities                                        3,535,352        786,713        543,582
------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES                         1,336,082        775,074        810,087
DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes                                                382,363        349,883        323,624
  Liabilities from price risk management activities (Note A)           543,278             --             --
  Lease obligation                                                     137,131             --             --
  Other deferred credits                                               209,973        178,046        173,193
------------------------------------------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities                     1,272,745        527,929        496,817
------------------------------------------------------------------------------------------------------------
      Total Liabilities                                              6,144,179      2,089,716      1,850,486
------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE J)
SHAREHOLDERS' EQUITY
  Convertible Preferred Stock, $0.01 par value:
    Series A authorized 20,000,000 shares; issued and
      outstanding 19,946,448 shares at December 31, 2000,
      December 31, 1999, and August 31, 1999                               199            199            199
  Common stock, $0.01 par value:
    authorized 100,000,000 shares;issued 31,599,305 shares
      and outstanding 29,588,275 shares at December 31, 2000;
      issued 31,599,305 shares and outstanding 29,554,623
      shares at December 31, 1999; issued 31,599,305 shares
      and outstanding 30,844,225 shar316at August 31,31699                 316            316            316
  Paid in capital (Note F)                                             895,668        894,976        894,978
  Unearned compensation                                                 (1,128)        (1,846)            --
  Retained earnings                                                    387,789        317,985        301,536
  Treasury stock at cost: 2,011,030 shares at December 31, 2000;
    2,044,682 shares at December 31, 1999 and 715,080 shares
      at August 31, 1999                                               (57,887)       (60,106)       (22,570)
------------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                       1,224,957      1,151,524      1,174,459
------------------------------------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity                   $ 7,369,136    $ 3,241,240    $ 3,024,945
============================================================================================================

ONEOK, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                       Year        Four Months       Year           Year
                                                                       Ended          Ended          Ended          Ended
                                                                    December 31,   December 31,    August 31,     August 31,
----------------------------------------------------------------------------------------------------------------------------
                                                                        2000           1999           1999           1998

                                                                                     (Thousands of Dollars)

OPERATING ACTIVITIES
  Net income                                                        $   145,607    $    35,344    $   106,357    $   101,795
  Depreciation, depletion, and amortization                             143,351         43,227        129,704        101,653
  Gain on sale of assets                                                (27,050)            --         (6,639)       (14,644)
  Net income from equity investments                                     (4,025)        (1,063)        (1,560)            --
  Deferred income taxes                                                  26,143         28,317         14,925         (7,623)
  Price risk management activities                                      (64,574)            --             --             --
  Amortization of restricted stock                                          632            108             --             --
  Other                                                                     692             --            293         (2,401)
  Changes in assets and liabilities
    (Increase) decrease in accounts and notes receivable             (1,256,401)      (142,977)       (50,687)        53,400
    (Increase) decrease in inventories                                  (41,669)       (15,920)        19,429          1,232
    (Increase) decrease in other assets                                (106,193)        (5,457)       (88,930)        13,472
    Increase in regulatory assets                                        (6,303)        (3,841)        (6,261)            --
    (Increase) decrease in purchased gas cost adjustment                  6,527         (3,553)       (16,720)        54,257
    Increase in accounts payable and accrued liabilities              1,009,517         61,928         41,320         51,957
    Increase (decrease) in deferred credits and other liabilities        78,559         (1,812)        (7,034)        (6,396)
----------------------------------------------------------------------------------------------------------------------------
    Cash Provided by (Used in) Operating Activities                     (95,187)        (5,699)       134,197        346,702
----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Changes in other investments, net                                          68            994        (59,422)        (3,778)
  Acquisitions                                                         (494,904)       (17,482)      (344,494)      (185,049)
  Capital expenditures                                                 (311,403)       (76,016)      (164,170)      (140,887)
  Proceeds from sale of property                                         60,659             --         16,500         30,000
----------------------------------------------------------------------------------------------------------------------------
    Cash Used in Investing Activities                                  (745,580)       (92,504)      (551,586)      (299,714)
----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Borrowing of notes payable, net                                       361,864        198,495         51,747          5,302
  Issuance of debt                                                      590,000             --        695,888             --
  Payment of debt                                                       (39,992)       (36,952)      (224,868)       (17,859)
  Issuance of common stock                                                   --             --          1,087          6,081
  Acquisition of treasury stock, net                                       (453)       (39,610)       (22,570)            --
  Dividends paid                                                        (70,475)       (28,060)       (76,281)       (54,803)
  Acquisition and cancellation of preferred stock                            --             --         (3,298)            --
----------------------------------------------------------------------------------------------------------------------------
    Cash Provided by (Used in) Financing Activities                     840,944         93,873        421,705        (61,279)
----------------------------------------------------------------------------------------------------------------------------
    Change in Cash and Cash Equivalents                                     177         (4,330)         4,316        (14,291)
    Cash and Cash Equivalents at Beginning of Period                         72          4,402             86         14,377
----------------------------------------------------------------------------------------------------------------------------
    Cash and Cash Equivalents at End of Period                      $       249    $        72    $     4,402    $        86
============================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

ONEOK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                 Unarned
                                        Preferred        Common       Paid-in    Compen-    Retained    Treasury
                                          Stock           Stock       Capital    sation     Earnings      Stock          Total
----------------------------------------------------------------------------------------------------------------------------------
                                                                       (Thousands of Dollars)

AUGUST 31, 1997                        $        --    $       281   $   229,522    $--   $   232,823    $        --    $   462,626
   Net income                                   --             --            --     --       101,795             --        101,795
   Issuance of common stock
    Acquisitions                                --             33        93,648     --            --             --         93,681
    Stock Purchase Plans                        --              2         6,255     --            --             --          6,257
   Convertible preferred stock
    dividends - $1.80 and $1.50
    per share for Series A and
    Series B, respectively                      --             --            --     --       (26,979)            --        (26,979)
   Issuance of Series A and Series B
    Convertible Preferred Stock                200             --       568,122     --            --             --        568,322
   Common stock dividends -
    $1.20 per share                             --             --            --     --       (36,831)            --        (36,831)
----------------------------------------------------------------------------------------------------------------------------------
AUGUST 31, 1998                                200            316       897,547     --       270,808             --      1,168,871
   Net income                                   --             --            --     --       106,357             --        106,357
   Issuance of common stock
    Stock Purchase Plans                        --             --         1,380     --            --             --          1,380
   Convertible preferred stock
    dividends - $1.86 and $1.55
    per share for Series A and
    Series B, respectively                      --             --            --     --       (37,247)            --        (37,247)
   Acquisition and Cancellation of
    Series B Convertible
     Preferred Stock                            (1)            --        (3,949)    --           652             --         (3,298)
   Acquisition of Treasury Stock                --             --            --     --            --        (22,570)       (22,570)
   Common stock dividends -
    $1.24 per share                             --             --            --     --       (39,034)            --        (39,034)
----------------------------------------------------------------------------------------------------------------------------------
AUGUST 31, 1999                        $       199    $       316   $   894,978    $--   $   301,536    $   (22,570)   $ 1,174,459
==================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

ONEOK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                      Preferred     Common       Paid-in      Unearned      Retained     Treasury
                                         Stock       Stock       Capital    Compensation    Earnings       Stock          Total
---------------------------------------------------------------------------------------------------------------------------------
                                                                             (Thousands of Dollars)

AUGUST 31, 1999                             199          316      894,978            --       301,536       (22,570)    1,174,459
  Net income                                 --           --           --            --        35,344            --        35,344
  Issuance of treasury stock                 --           --           (2)           --          (131)          141             8
  Convertible preferred stock
     dividends - $.465 per share
     for Series A                            --           --           --            --        (9,275)           --        (9,275)
  Acquisition of treasury stock              --           --           --            --            --       (39,610)      (39,610)
  Issuance of restricted stock               --           --           --        (1,933)           --         1,933            --
  Amortization of restricted stock           --           --           --           108            --            --           108
  Common stock dividends -
     $0.31 per share                         --           --           --           (21)       (9,489)           --        (9,510)
---------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1999                           199          316      894,976        (1,846)      317,985       (60,106)    1,151,524
  Net income                                 --           --           --            --       145,607            --       145,607
  Issuance of treasury stock                 --           --           --            --        (2,572)       14,196        11,624
  Issuance of common stock
     Stock purchase plans                    --           --          692            --            --            --           692
  Convertible preferred stock
     dividends - $1.86 per share
      for Series A                           --           --           --            --       (37,100)           --       (37,100)
  Acquisition of treasury stock              --           --           --            --            --       (11,812)      (11,812)
  Issuance of restricted stock               --           --           --          (137)           --           137            --
  Amortization of restricted stock           --           --           --           632            --            --           632
  Forfeitures of restricted stock            --           --           --           302            --          (302)           --
  Common stock dividends -
     $1.24 per share                         --           --           --           (79)      (36,131)           --       (36,210)
---------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2000                     $     199   $      316   $  895,668    $   (1,128)   $  387,789    $  (57,887)   $1,224,957
=================================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - ONEOK, Inc. and subsidiaries (collectively, the "Company" or "ONEOK") is a diversified energy company engaged in the production, processing, gathering, storage, transportation, distribution, and marketing of natural gas, electricity and natural gas liquids. The Company manages its business in six segments: Marketing and Trading, Gathering and Processing, Transportation and Storage, Distribution, Production, and Other.

The Marketing and Trading segment purchases and markets natural gas, primarily in the Mid Continent region of the United States, and began trading electricity on a limited basis in 1999. The Company owns and operates gas processing plants as well as gathering pipelines in Oklahoma, Kansas and Texas through its Gathering and Processing segment. The Transportation and Storage segment owns and leases natural gas storage facilities and transports gas in Oklahoma, Kansas and Texas. The Company's Distribution segment provides natural gas distribution services in Oklahoma and Kansas through its divisions Oklahoma Natural Gas Company (ONG) and Kansas Gas Service (KGS) Company. The Production segment produces natural gas and oil and owns natural gas and oil reserves. The Company's Other segment, whose results of operations are not material, operates and leases the Company's headquarters building and parking facility.

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

INVENTORIES - Materials and supplies are valued at average cost. Noncurrent gas in storage is classified as property and is valued at cost. The Marketing and Trading segment's gas in storage is carried at fair value. Cost of current gas in storage for ONG is determined under the last-in, first-out, (lifo) methodology. The estimated replacement cost of current gas in storage valued under the lifo method was $12.3 million, $7.3 million and $23.1 million at December 31, 2000 and 1999, and August 31, 1999 respectively, compared to its value under the lifo method of $4.6 million, $5.7 million and $18.1 million at December 31, 2000 and 1999,and August 31, 1999, respectively. Current gas in storage for all other companies is determined using the weighted average cost of gas method.

ENERGY TRADING AND RISK MANAGEMENT ACTIVITIES- The Company engages in price risk management activities for both trading and non-trading purposes. On January 1, 2000, the Company adopted Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities" (EITF 98-10) for its energy trading contracts. EITF 98-10 requires entities involved in energy trading activities to account for energy trading contracts using mark-to-market accounting. Prior to the adoption of EITF 98-10, the Company accounted for its trading activities on the accrual method based on settlement of physical positions. The adoption of EITF 98-10 was accounted for as a change in accounting principle and the cumulative effect at January 1, 2000 of $2.1 million, net of tax, was recognized. Forwards, swaps, options, and energy transportation and storage contracts utilized for trading activities are reflected at fair value as assets and liabilities from price risk management activities in the consolidated balance sheets. The fair value of these assets and liabilities are affected by the actual timing of settlements related to these contracts and current period changes resulting primarily from newly originated transactions and the impact of price movements. Changes in fair value are recognized in net revenues in the consolidated statement of income. Market prices used to fair value these assets and liabilities reflect management's best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility underlying the commitments. Market prices are adjusted for the potential impact of liquidating the Company's position in an orderly manner over a reasonable period of time under present market conditions.

See Note C of Notes to Consolidated Financial Statements.

COMMODITY PRICE RISK MANAGEMENT - To minimize the risk from market fluctuations in the price of natural gas and crude oil, the Company's non-trading segments enter into futures transactions, swaps, and options in order to hedge natural gas and crude oil production anticipated sales, fuel requirements and inventories in its natural gas liquids business to hedge the impact of market fluctuations. In order to qualify as a hedge, the price movements in the underlying commodity derivatives must be sufficiently correlated with the hedged transaction. Changes in the market value of these financial instruments utilized as hedges are included in the measurement of the subsequent transaction. Energy contracts held by the Company's non-trading segments are not considered energy trading contracts under EITF 98-10.

See Note C of Notes to Consolidated Financial Statements.

REGULATED PROPERTY - Regulated properties are stated at cost, which includes an allowance for funds used during construction. The allowance for funds used during construction represents the capitalization of the estimated average cost of borrowed funds (6.9 percent, 6.8 percent, 7.8 percent, and 8.6 percent, in fiscal year 2000, the four months ended December 31, 1999, and the years ended August 31, 1999 and 1998, respectively) used during the construction of major projects and is recorded as a credit to interest expense.

Depreciation is calculated using the straight-line method based upon rates prescribed for ratemaking purposes. The average depreciation rate for property that is regulated by the OCC approximated 3.0 percent in fiscal year 2000, 4.1 percent in the four months ended December 31, 1999, and 3.8 and 3.7 percent in the years ended December 31,1999 and 1998, respectively. The average depreciation rates for properties regulated by the KCC were approximately 3.3 percent in fiscal year 2000, 3.4 percent in the four months ended December 31, 1999, and 3.2 percent and 3.3 percent in the years ended August 31, 1999 and 1998, respectively. The average depreciation rates for MCMC properties were 3.3 percent in fiscal year 2000, 3.1 percent in the four months ended December 31, 1999, and 3.1 percent and 3.4 percent in the years ended August 31, 1999 and 1998, respectively.

Maintenance and repairs are charged directly to expense. Generally, the cost of property retired or sold, plus removal costs, less salvage, is charged to accumulated depreciation. Gains and losses from sales or transfers of operating units or systems are recognized in income.

                             Remaining      Service
                               Life         (Years)
---------------------------------------------------
Distribution property          22-25           40
Transmission property          18-33           47
Other property                  6-24           40
---------------------------------------------------

PRODUCTION PROPERTY - The Company uses the successful-efforts method to account for costs incurred in the acquisition and exploration of natural gas and oil reserves. Costs to acquire mineral interests in proved reserves and to drill and equip development wells are capitalized. Geological and geophysical costs and costs to drill exploratory wells which do not find proved reserves are expensed. Unproved oil and gas properties, which are individually significant, are periodically assessed for impairment. The remaining unproved oil and gas properties are aggregated and amortized based upon remaining lease terms and exploratory and developmental drilling experience. Depreciation and depletion are calculated using the unit-of-production method based upon periodic estimates of proved oil and gas reserves.

OTHER PROPERTY - Gas processing plants and all other properties are stated at cost. Gas processing plants are depreciated using various rates based on estimated lives of available gas reserves. All other property and equipment is depreciated using the straight-line method over its estimated useful life.

IMPAIRMENTS - The Company accounts for the impairment of long-lived assets to be recognized when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair values are based on discounted future cash flows or information provided by sales and purchases of similar assets. The Company evaluates impairment of production assets on the lowest possible level (a field by field basis).

REGULATION - The intrastate transmission pipelines are subject to the rate regulation and accounting requirements of the OCC and KCC. The Company's distribution operations are subject to the rate regulation and accounting requirements of the OCC and the KCC. Certain other transportation activities of the Company are subject to regulation by the FERC. ONG and KGS follow the accounting and reporting guidance contained in Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation". Allocation of costs and revenues to accounting periods for ratemaking and regulatory purposes may differ from bases generally applied by nonregulated operations. Such allocations to meet regulatory accounting requirements are considered to be generally accepted accounting principles for regulated utilities provided that there is a demonstrable ability to recover any deferred costs in future rates.

During the rate-making process, regulatory commissions may require a utility to defer recognition of certain costs to be recovered through rates over time as opposed to expensing such costs as incurred. This allows the utility to stabilize rates over time rather than passing such costs on to the customer for immediate recovery. This causes certain expenses to be deferred as a regulatory asset and amortized to expense as it is recovered through rates. Total regulatory assets resulting from this deferral process are approximately $238.6 million, $247.5 million, and $246.7 million at December 31, 2000 and 1999, and August 31, 1999, respectively. As the Company continues to unbundle its services, certain of these assets may no longer meet the criteria for following SFAS No. 71, and accordingly, a write-off of regulatory assets and stranded costs may be required. However, the Company does not anticipate that these costs, if any, will be significant. See Note D of Notes to Consolidated Financial Statements.

KGS has a two-year rate moratorium. This rate moratorium expires in November 2002. ONG is not subject to a rate moratorium.

GOODWILL - Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized over a period of 30 to 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

ENVIRONMENTAL EXPENDITURES - The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

REVENUE RECOGNITION - The Company's Marketing and Trading, Gathering and Processing, Transportation and Storage and Distribution segments recognize revenue when services are rendered or product is delivered. Major industrial and commercial gas distribution customers are invoiced as of the end of each month. Certain gas distribution customers, primarily residential and some commercial, are invoiced on a cycle basis throughout the month, and the Company accrues unbilled revenues at the end of each month. ONG's and KGS's tariff rates for residential and commercial customers contain a temperature normalization clause that provides for billing adjustments from actual volumes to normalized volumes during the winter heating season.

Revenues from the Production segment are recognized on the sales method.

INCOME TAXES - Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is deferred and amortized for operations regulated by the OCC and for all other operations, is recognized in income in the period that includes the enactment date. The Company continues to amortize previously deferred investment tax credits over the period prescribed by the OCC and KCC for ratemaking purposes.

COMMON STOCK OPTIONS AND AWARDS -The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) which permits, but does not require, a fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS 123 allows companies to continue applying the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), however, such companies are required to disclose pro forma net income and earnings per share as if the fair value based method had been applied. The Company has elected to continue to apply the provisions of APB 25 for purposes of computing compensation expense and has provided the pro forma disclosure provisions of SFAS 123 in Note O of Notes to Consolidated Financial Statements.

EARNINGS PER COMMON SHARE - Basic earnings per share are calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are calculated based on the weighted average number of shares of common stock outstanding plus potentially dilutive securities.

RECLASSIFICATION - Certain amounts in prior period consolidated financial statements have been reclassified to conform to the 2000 presentation.

USE OF ESTIMATES - Management has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

(B)      ACQUISITIONS AND DISPOSITIONS

KINDER MORGAN, INC.

On April 5, 2000, the Company acquired certain natural gas gathering and processing assets located in Oklahoma, Kansas and West Texas from KMI. The Company also acquired KMI's marketing and trading operations, as well as some storage and transmission pipelines in the mid-continent region. The Company paid approximately $109 million for these assets plus working capital of approximately $53 million, which was subject to adjustment. The working capital adjustment was made in the first quarter 2001, resulting in the Company receiving approximately $4.0 million. The Company also assumed certain liabilities including those related to an operating lease for a processing plant for which the Company established a liability for an uneconomic lease obligation and some firm capacity lease obligations to third parties for which the Company established a reserve for out-of-market terms of those obligations. The acquisition was accounted for as a purchase. The results of operations of this acquisition are included in the consolidated statement of income subsequent to the purchase date.

The table of unaudited pro forma information set forth below, presents a summary of consolidated results of operations of the Company as if the acquisition of the businesses acquired from KMI had occurred at the beginning of the periods presented. The results do not necessarily reflect the results that would have been obtained if the acquisition had actually occurred on the dates indicated or the results that may be expected in the future.

                                                      Pro Forma
                                                     Years Ended
                                              December 31,   August 31,
                                                  2000         1999
----------------------------------------------------------------------

Operating revenues                             $7,596,667   $5,623,102
Net income                                     $  153,087   $  107,271
Income available for common shareholders       $  115,987   $   70,024
Earnings Per Share of Common Stock - Diluted   $     3.11   $     2.08
----------------------------------------------------------------------

In March 2000, the Company completed the sale of its 42.4 percent interest in Indian Basin Gas Processing Plant and gathering system for $55 million.

In March 2000, the Company completed the acquisition of assets located in Oklahoma, Kansas, and the Texas panhandle from Dynegy, Inc. for $305 million in cash, which included a $3 million adjustment for working capital. The assets include gathering systems, gas processing facilities, and transmission pipelines.

On January 20, 2000, the Board of Directors of the Company voted unanimously to terminate the merger agreement with Southwest Gas Corporation (Southwest) in accordance with the terms of the merger agreement. The Company charged $13.7 million of previously deferred transaction and ongoing litigation costs to Other income, net for the year ended December 31, 2000. See Note J of Notes to Consolidated Financial Statements.

(C)      PRICE RISK MANAGEMENT ACTIVITIES AND FINANCIAL INSTRUMENTS

Market risks are monitored by a risk control group which operates independently from the operating segments that create or actively manage these risk exposures. The risk control group ensures compliance with the Company's risk management policies.

TRADING ACTIVITIES

The Company's operating results are impacted by commodity price fluctuations. The Company routinely enters into derivative financial instruments in order to minimize the risk of commodity price fluctuations related to its purchase and sale commitments, fuel requirements, transportation and storage contracts and inventories in its natural gas marketing and trading business.

The Marketing and Trading segment includes the Company's wholesale and retail natural gas marketing and trading operations. Marketing and Trading generally attempts to balance its fixed-price physical and financial purchase and sales commitments in terms of contract volumes and the timing of performance and delivery obligations. To the extent a net open position exists, fluctuating commodity market prices can impact the Company's financial position and results of operations, either favorably or unfavorably. The net open positions are actively managed and the impact of the changing prices on the Company's financial condition at a point in time is not necessarily indicative of the impact of price movements throughout the year.

FAIR VALUE - The fair value and the average fair value of derivative financial instruments, purchase and sale commitments, fuel requirements, transportation and storage contracts and inventories related to trading price risk management activities held during 2000 are set forth as follows:

                                  Fair Value          Average Fair Value (a)
                              December 31, 2000         December 31, 2000
                            Assets    Liabilities     Assets    Liabilities
---------------------------------------------------------------------------
                                       (Thousands of Dollars)
Natural gas commodities   $1,822,034   $1,839,319   $1,254,446   $1,394,605
---------------------------------------------------------------------------
(a)      Computed using the ending balance at the end of each quarter.

The Company did not hold any other commodity type contracts for trading price risk management purposes at December 31, 2000.

NOTIONAL VALUE - The notional contractual quantities associated with trading price risk management activities are set forth as follows:

                     Volumes     Volumes
                    Purchased     Sold
---------------------------------------
                       (Volumes in MMcf)

DECEMBER 31, 2000
NATURAL GAS OPTIONS    75,320    65,666
NATURAL GAS SWAPS     683,591   733,783
NATURAL GAS FUTURES   114,310   112,740
---------------------------------------

Notional amounts reflect the volume and indicated activity of transactions but do not represent the amounts exchanged by the parties or cash requirements associated with these financial instruments. Accordingly, notional amounts do not accurately measure the Company's exposure to market or credit risk.

CREDIT RISK - In conjunction with the market valuation of its energy commodity contracts, the Company provides reserves for risks associated with its contract commitments, including credit risk. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The Company maintains credit policies with regard to its counterparties that management believes significantly minimize overall credit risk. These policies include an evaluation of potential counterparties' financial condition (including credit ratings), collateral requirements under certain circumstances and the use of standardized agreements which allow for netting of positive and negative exposures associated with a single counterparty.

Counterparties in its trading portfolio consist primarily of financial institutions, major energy companies, and local distribution companies. This concentration of counterparties may impact the Company's overall exposure to credit risk, either positively or negatively in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. Based on the Company's policies, its exposures and its credit and other reserves, the Company does not anticipate a material adverse effect on financial position or results of operations as a result of counterparty nonperformance. The Company's credit exposure to California utilities at December 31, 2000, is less than $5 million.

NON-TRADING ACTIVITIES

Financial instruments are also utilized for non-trading purposes to hedge natural gas and crude oil production anticipated sales, fuel requirements and inventories in its natural gas liquids business to hedge the impact of market fluctuations. Interest rate swaps are used to manage interest rate risk. Gains and losses from hedging transactions are recognized in income and are reflected as cash flows from operating activities in the periods for which the underlying commodity or interest rate transactions were hedged. If the necessary correlation to the commodity or interest rate transaction being hedged is not maintained, the Company ceases to account for the contract as a hedge and recognizes a gain or loss in current earnings to the extent the contract results have not been offset by the effects of the price or interest rate changes on the hedged item. If the underlying being hedged by the commodity or interest rate is disposed of or otherwise terminated, the gain or loss associated with such contract(s) is no longer deferred and is recognized in the period the underlying is eliminated.

Operating margins associated with the Gathering and Processing segment's natural gas gathering, processing and fractionation activities are sensitive to changes in natural gas liquids prices, principally as a result of contractual terms under which natural gas is processed and products are sold and the availability of inlet volumes. Also, certain processing plant assets are impacted by changes in, and the relationship between, natural gas and natural gas liquids prices, which, in turn influences the volumes of gas processed.

FAIR VALUE - The following table represents the estimated fair values of derivative instruments related to the Company's non-trading price risk management activities. These instruments have no carrying value.

                              Approximate
                               Fair Value
-----------------------------------------
           (Thousands of Dollars)
December 31, 2000
Natural gas commodities        $ (41,623)
-----------------------------------------
August 31, 1999
Natural gas commodities        $ (11,540)
-----------------------------------------

NOTIONAL VALUE - At December 31, 2000, the Company was a party to natural gas commodity derivative instruments including swaps and options covering 32.9 Bcf of natural gas for the year 2001.

The Company utilized derivative contracts to mitigate its risk associated with weather for the month of November 2000 to reduce the impact of degree day deviations from normal weather. The Company did not have any weather hedges in place at December 31, 2000.

CREDIT RISK - The Company maintains credit policies with regard to its counterparties that management believes significantly minimize overall credit risk. These policies include an evaluation of potential counterparties' financial condition (including credit ratings), collateral requirements under certain circumstances and the use of standardized agreements which allow for netting of positive and negative exposures associated with a single counterparty.

The counterparties to the non-trading instruments include affiliates and large integrated energy companies. Accordingly, the Company does not anticipate a material adverse effect on financial position or results of operations as a result of counterparty nonperformance.

FINANCIAL INSTRUMENTS

The following table represents the carrying amounts and estimated fair values of the Company's financial instruments, excluding trading activities, which are marked to market, and non-trading commodity instruments, which are listed in the table above.

                                            Approximate
                                Book Value   Fair Value
-------------------------------------------------------
                                 (Thousands of Dollars)
DECEMBER 31, 2000

CASH AND CASH EQUIVALENTS       $      249   $      249
ACCOUNTS AND NOTES RECEIVABLE   $1,627,714   $1,627,714
NOTES PAYABLE                   $  824,106   $  824,106
LONG-TERM DEBT                  $1,350,689   $1,302,104
-------------------------------------------------------


                                            Approximate
                                Book Value   Fair Value
-------------------------------------------------------
                                 (Thousands of Dollars)

December 31,1999
Cash and cash equivalents       $      72    $      72
Accounts and notes receivable   $ 371,313    $ 371,313
Notes payable                   $ 462,242    $ 462,242
Long-term debt                  $ 800,731    $ 753,298
-------------------------------------------------------

                                          Approximate
                              Book Value  Fair Value
---------------------------------------------------
                               (Thousands of Dollars)
August 31, 1999
Cash and cash equivalents       $  4,402   $  4,402
Accounts and notes receivable   $228,336   $228,336
Notes payable                   $263,747   $263,747
Long-term debt                  $836,975   $790,961
---------------------------------------------------

The fair value of cash and cash equivalents, accounts and notes receivable and notes payable approximate book value due to their short term nature. The estimated fair value of long-term debt has been determined using quoted market prices of the same or similar issues, discounted cash flows, and/or rates currently available to the Company for debt with similar terms and remaining maturities.

(D)      REGULATORY ASSETS

The table presents a summary of regulatory assets, net of amortization, at December 31, 2000 and 1999 and August 31, 1999.

                                        December 31,  December 31,    August 31,
                                            2000          1999          1999
------------------------------------------------------------------------------
                                               (Thousands of Dollars)
Recoupable take-or-pay                    $ 79,324      $ 84,343      $ 85,996
Pension costs                               15,306        19,487        20,881
Postretirement costs other than pension     61,069        62,207        61,830
Transition costs                            22,199        22,746        22,903
Reacquired debt costs                       23,209        24,068        22,413
Income taxes                                30,727        23,337        24,114
Other                                        6,771        11,298         8,521
------------------------------------------------------------------------------
  Regulatory assets, net                  $238,605      $247,486      $246,658
==============================================================================

The remaining recovery period for these assets that the Company is not earning a return on is set forth in the table below.

                                     Remaining Recovery
                                       Period (Months)
--------------------------------------------------------
Postretirement costs other than
  pension - Oklahoma                         153
Income taxes - Oklahoma                    126-142
Transition costs                             443
--------------------------------------------------------

The OCC directed ONG to assume responsibility for, and ownership of, customer service lines and has authorized the Company to defer as regulatory assets the depreciation and operation and maintenance expenses incurred in connection with this plan. The recovery methodology, amount, and calculation of these deferrals will be addressed in ONG's next rate case filing. Through December 2000, the Company has deferred approximately $200,000 associated with this Commission directive. These deferred costs are included in the caption "Other" in the table of regulatory assets, above.

The OCC has authorized ONG to defer the incremental costs associated with a five-year cathodic protection program to be implemented to comply with the OCC's Pipeline Safety Department inspection reports. The recovery methodology and amount of these deferred expenses will be addressed in ONG's next rate case filing. Through December 2000, the Company has deferred approximately $700,000 associated with this program. These deferred costs are included in the caption "Other" in the table of regulatory assets, above.

The OCC has authorized recovery of the take-or-pay settlement, pension and postretirement benefit costs over a 10 to 20 year period. KGS has been deferring and recording postretirement benefits in excess of pay-as-you-go as a regulatory asset as authorized by the KCC. See Note I of Notes to Consolidated Financial Statements.

The KCC has allowed certain transition costs to be amortized and recovered in rates over a 40-year period with no rate of return on the unrecovered balance. Management believes that all transition costs recorded as a regulatory asset will be recovered through rates based on the accounting orders received and regulatory precedents established by the KCC.

The Company amortizes reacquired debt costs, which includes unamortized debt costs, in accordance with the accounting rules prescribed by the OCC and KCC. These costs have been included in recent rate filings with the OCC and will be included in future rate filings with the KCC as a component of interest.

In accordance with various rate orders received from the KCC and the OCC, KGS has not yet collected through rates the amounts necessary to pay a significant portion of the net deferred income tax liabilities. As management believes it is probable that the net future increases in income taxes payable will be recovered from customers, it has recorded a regulatory asset for these amounts.

Amortization expense related to regulatory assets was approximately $10.6 million for the year ended December 31, 2000, $3.1 million for the four months ended December 31, 1999, and $13.7 million and $11.4 million for the years ended August 31, 1999 and 1998, respectively.

(E)      CAPITAL STOCK

The Company has approximately 42 million shares of unrestricted common stock available for issue. The Company issued Series A Convertible Preferred Stock, par value $0.01 per share, at the time of the transaction with Western Resources, Inc. The holders of Series A Convertible Preferred Stock are entitled to receive a dividend payment, with respect to each dividend period of the common stock, equal to 1.5 times the dividend amount declared in respect of each share of common stock for the first five years of the agreement. After five years, the rate will be 1.25 times the dividend amount declared in respect of each share of common stock, and at no time, will the dividend be less than $1.80 per share.

The terms of Series B Convertible Preferred Stock were the same as Series A Convertible Preferred Stock, except that the dividend amount was equal to the greater of 1.25 times the common stock dividend or $1.50 per share. In 1999, the Company acquired and canceled all of the Series B Convertible Preferred Stock it had issued in 1998 and 1999.

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

The Series A Convertible Preferred Stock is convertible, subject to certain restrictions, at the option of the holder, into ONEOK, Inc., Common Stock at the rate of one share for each share of Series A Convertible Preferred Stock.

During 1999, the Company initiated a stock buyback plan for up to 15 percent of its capital stock. The program authorizes the Company to make purchases of its common stock on the open market with the timing and terms of purchases and the number of shares purchased to be determined by management based on market conditions and other factors. Through December 31, 2000, the shares purchased totaled 2.6 million. The purchased shares are held in treasury and available for general corporate purposes, funding of stock-based compensation plans, resale at a future date, or retirement. Purchases are financed with short-term debt or are made from available funds.

The Board of Directors has reserved three million shares of ONEOK, Inc.'s common stock for the Direct Stock Purchase and Dividend Reinvestment Plan, of which 95,000 shares were issued in fiscal year 2000, 28,000 shares were issued in the four months ended December 31, 1999, and 127,000 and 142,000 shares were issued in the years ended August 31, 1999 and 1998, respectively. In January 2001, the Company amended and restated, in entirety, the existing Direct Stock Purchase and Dividend Reinvestment Plan. The Company reserved three million shares of ONEOK Inc.'s common stock for this amended and restated plan and may utilize any shares remaining under the original Direct Stock Purchase and Dividend Reinvestment Plan, resulting in a total of 5.7 million shares available for this plan. The Company has reserved approximately 6.6 million shares for the Thrift Plan for Employees of ONEOK, Inc. and Subsidiaries.

Under the most restrictive covenants of the Company's loan agreements, $186.0 million (48 percent) of retained earnings were available to pay dividends at December 31, 2000.

(F)      PAID IN CAPITAL

Paid in capital was $331.5 million and $330.8 million for common stock at December 31, 2000 and 1999, respectively. Paid in capital at August 31, 1999, was $330.8 million for common stock. Paid in capital for convertible preferred stock was $564.2 million at December 31, 2000 and 1999, and August 31, 1999.

(G)      LINES OF CREDIT AND SHORT-TERM NOTES PAYABLE

Commercial paper and short-term notes payable totaling $824.1 million, $462.2 million and $263.7 million were outstanding at December 31, 2000 and 1999, and at August 31, 1999, respectively. The commercial paper and notes carried average interest rates of 6.53 percent, 6.47 percent, and 5.42 percent at December 31, 2000 and 1999, and August 31, 1999, respectively. The Company has an $800 million and $100 million short-term unsecured revolving credit facilities, which provide a back-up line of credit for commercial paper in addition to providing short-term funds. Interest rates and facility fees are based on prevailing market rates and the Company's credit ratings. No compensating balance requirements existed at December 31, 2000. Maximum short-term debt from all sources as approved by the Company's Board of Directors is $1.2 billion.

(H)      LONG-TERM DEBT

The aggregate maturities of long-term debt outstanding at December 31, 2000, are $10.8 million; $250 million; $10 million; $50 million; and $360 million for 2001 through 2005, respectively, including $6 million, which is callable at the option of the holder in each of those years. All long-term notes payable at December 31, 2000, are unsecured.

The Company issued $240 million of two-year floating rate notes in April 2000. The interest rate for these notes resets quarterly at a 0.65 percent spread over the three month London InterBank Offered Rate (LIBOR). The proceeds from the notes were used to fund acquisitions. In March 2000, the Company issued $350 million of five year, 7.75 percent, fixed rate notes to refinance short-term debt and finance acquisitions.

                                   December 31,  December 31,  August 31,
                                       2000         1999          1999
------------------------------------------------------------------------
                                           (Thousands of Dollars)
Long-term Notes Payable
  6.43% due 2000                    $       --   $    5,000   $    5,000
  7.25% due 2001                           767        1,535        1,534
  6.403% due 2002                      240,000           --           --
  8.44% due 2004                        40,000       40,000       40,000
  7.75% due 2005                       350,000           --           --
  7.75% due 2006                       300,000      300,000      300,000
  8.32% due 2007                        28,000       32,000       32,000
  6.00% due 2009                       100,000      100,000      100,000
  6.40% due 2019                        96,502       99,308       99,794
  9.70% due 2019                            --        8,826        8,826
  9.75% due 2020                            --       15,305       15,305
  8.70% due 2021                            --           --       34,871
  6.50% due 2028                        95,420       98,757       99,645
  6.875% due 2028                      100,000      100,000      100,000
------------------------------------------------------------------------
    Total Long-term Notes Payable    1,350,689      800,731      836,975
Unamortized debt discount                3,840        3,890        4,071
Current maturities                      10,767       21,767       22,817
------------------------------------------------------------------------
    Long-term debt                  $1,336,082   $  775,074   $  810,087
========================================================================

(I)      EMPLOYEE BENEFIT PLANS

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

The Company elected to delay recognition of the accumulated postretirement benefit obligation (APBO) and amortize it over 20 years as a component of net periodic postretirement benefit cost.

The following tables set forth the Company's pension and other postretirement benefit plans benefit obligations, fair value of plan assets, and funded status at December 31, 2000 and 1999, and August 31, 1999.

                                                           Pension Benefits                   Postretirement Benefits
                                                  December 31,          August 31,         December 31,          August 31,
                                               2000         1999          1999          2000         1999          1999
--------------------------------------------------------------------------------------------------------------------------
                                                                          (Thousands of Dollars)

CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of period     $ 495,061     $ 504,865     $ 500,327    $ 146,589     $ 160,371     $ 153,326
Service cost                                    9,365         2,829         9,282        3,566         1,297         4,036
Interest cost                                  34,806        11,431        32,832       10,312         3,636        10,055
Participant contributions                          --            --            --        1,173           334         2,260
Plan amendments                                    --            --         7,600       (7,816)      (10,893)        1,956
Actuarial gain                                (25,965)      (13,973)      (15,501)      (5,228)       (4,786)       (4,081)
Benefits paid                                 (31,388)      (10,091)      (29,675)     (12,439)       (3,370)       (7,181)
--------------------------------------------------------------------------------------------------------------------------
Benefit obligation, end of period           $ 481,879     $ 495,061     $ 504,865    $ 136,157     $ 146,589     $ 160,371
==========================================================================================================================

CHANGE IN PLAN ASSETS

Fair value of assets, beginning of period   $ 640,330     $ 660,386     $ 595,308    $  17,837     $  17,500     $  14,075
Actual return on assets                       137,791       (10,198)       93,854        1,941          (674)         (111)
Employer contributions                            902           233           899        4,332         1,011         3,536
Benefits paid                                 (31,388)      (10,091)      (29,675)          --            --            --
--------------------------------------------------------------------------------------------------------------------------
Fair value of assets, end of period         $ 747,635     $ 640,330     $ 660,386    $  24,110     $  17,837     $  17,500
==========================================================================================================================

Funded status - over(under)                 $ 265,756     $ 145,269     $ 155,521    $(112,048)    $(128,752)    $(142,871)
Unrecognized net asset                         (1,715)       (2,182)       (2,338)          --            --            --
Unrecognized transition obligation                 --            --            --       24,758        34,332        43,048
Unrecognized prior service cost                 6,934         7,756         8,030           --           877         4,195
Unrecognized net (gain)loss                  (188,392)      (79,969)      (93,683)       9,689        16,356        18,379
Activity subsequent to measurement date            --            --            --         (793)         (998)       (1,306)
--------------------------------------------------------------------------------------------------------------------------
(Accrued)prepaid pension cost               $  82,583     $  70,874     $  67,530    $ (78,394)    $ (78,185)    $ (78,555)
==========================================================================================================================

ACTUARIAL ASSUMPTIONS

Discount rate                                    7.75%         7.25%         7.00%        7.75%         7.25%         7.00%
Expected rate of return                          9.25%         9.25%         9.00%        9.25%         9.25%         8.00%
Compensation increase rate                       4.50%         4.50%         4.50%        4.50%         4.50%         4.50%


                                                                      Pension Benefits
                                                       Year      Four Months   Year        Year
                                                       Ended       Ended       Ended       Ended
                                                    December 31, December 31, August 31, August 31,
                                                       2000        1999        1999        1998
-------------------------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                         $  9,365    $  2,829    $  9,282    $  7,221
Interest cost                                          34,806      11,431      32,832      30,875
Expected return on assets                             (55,566)    (17,581)    (46,846)    (38,686)
Amortization of unrecognized net asset at adoption       (467)       (156)       (467)       (467)
Amortization of unrecognized prior service cost           822         274         177         177
Amortization of loss                                      233          92         786         146
-------------------------------------------------------------------------------------------------
Net periodic benefit cost                            $(10,807)   $ (3,111)   $ (4,236)   $   (734)
=================================================================================================


                                                                   Postretirement Benefits
                                                          Year      Four Months   Year       Year
                                                          Ended       Ended       Ended      Ended
                                                       December 31, December 31, August 31, August 31,
                                                           2000       1999        1999        1998
----------------------------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                             $  3,566    $ 1,297    $  4,036    $  2,570
Interest cost                                              10,312      3,636      10,055       8,224
Expected return on assets                                  (1,792)      (616)     (1,325)       (739)
Amortization of unrecognized net transition obligation
    at adoption                                             2,512      1,025       3,235       3,235
Amortization of unrecognized prior service cost                --         66          --        (212)
Amortization of loss                                          430        154         688          --
----------------------------------------------------------------------------------------------------
Net periodic benefit cost                                $ 15,028    $ 5,562    $ 16,689    $ 13,078
====================================================================================================

For measurement purposes, a 6.65 percent annual rate of increase in the per capita cost of covered medical benefits (i.e., medical cost trend rate) was assumed for 2000, the rate was assumed to decrease gradually to 5 percent by the year 2003 and remain at that level thereafter. The medical cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed medical cost trend by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2000, by $10.1 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2000, by $1.5 million. Decreasing the assumed medical cost trend by one percentage point in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2000, by $8.5 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2000, by $1.2 million.

EMPLOYEE THRIFT PLAN - The Company has a Thrift Plan covering substantially all employees. Employee contributions are discretionary. Subject to certain limits, employee contributions are matched by the Company. The cost of the plan was $6.7 million in fiscal year 2000; $2.3 million for the four months ended December 31, 1999; and $6.3 million and $4.7 million for the years ended August 31, 1999 and 1998, respectively.

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

Prior to the acquisition of the assets regulated by the KCC in fiscal 1998, Western had established a corporate-owned life insurance ("COLI") program which it believed in the long term would offset the expenses of its postretirement and postemployment benefit plans. Accordingly, the KCC issued an order permitting the deferral of postretirement and postemployment benefit expenses in excess of amounts recognized on a pay-as-you-go basis. The Company did not acquire the COLI program. In connection with the KCC's approval of the acquisition, the KCC granted the Company the benefit of all previous accounting orders issued to Western and requested that the Company submit a plan of recovery either through a general rate increase or through specific cost savings or revenue increases. Based on regulatory precedents established by the KCC and the accounting order, which permits the Company to seek recovery through rates, management believes that it is probable that accrued postretirement and postemployment benefits can be recovered in rates. The Company plans to file for recovery of these costs when the rate moratorium expires and anticipates that recovery will be allowed over a period not to exceed approximately 10 years. If these costs cannot be recovered in rates charged to customers, the Company would be required to record a one-time charge to expense the regulatory asset established for postretirement and postemployment benefit costs totaling approximately $52.5 million at December 31, 2000.

(J)      COMMITMENTS AND CONTINGENCIES

LEASES - The initial term of the Company's headquarters building, ONEOK Plaza, is for 25 years, expiring in 2009, with six five-year renewal options. At the end of the initial term or any renewal period, the Company can purchase the property at its fair market value. Annual rent expense for the lease will be approximately $6.8 million until 2009. Rent payments were $9.3 million for fiscal year 2000, $2.9 million for the four months ended December 31, 1999, and $5.8 million for the years ended August 31,1999 and 1998. Estimated future minimum rental payments for the lease are $9.3 million for each of the years ending December 31, 2001 through 2009.

The Company has the right to sublet excess office space in ONEOK Plaza. The Company received rental revenue of $3.5 million in fiscal year 2000, $1.0 million for the four months ended December 31, 1999, and $2.8 million for the years ended August 31,1999 and 1998, for various subleases. Estimated minimum future rental payments to be received under existing contracts for subleases are $3.4 million in 2001, $3.1 million in 2002, $2.6 million in 2003, $1.9 million in 2004, $1.2 million in 2005, and a total of $1.9 million thereafter.

Other operating leases include a gas processing plant, office buildings, and equipment. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2000 are $26.5 million in 2001, $22.1 million in 2002, $16.8 million in 2003,
$21.3 million in 2004 and $24.6 million in 2005. The above amounts include the following minimum lease payments relating to the lease of a gas processing plant: $25.5 million in 2001, $21.3 million in 2002, $16.2 million in 2003, $20.9 million in 2004, and $24.2 million in 2005. The Company has a liability for uneconomic lease terms relating to the gas processing plant. Accordingly, the liability is amortized to rent expense in the amount of $13.0 million per year over the term of the lease.

SOUTHWEST GAS CORPORATION - In connection with the now terminated proposed acquisition of Southwest, the Company is party to various lawsuits. The Company and certain of its officers as well as Southwest and certain of its officers and others have been named as defendants in a lawsuit brought by Southern Union Company (Southern Union). The Southern Union allegations include, but are not limited to, Racketeer, Influenced and Corrupt Organizations Act violations and improper interference in a contractual relationship between Southwest and Southern Union. The complaint asks for $750 million damages to be trebled for racketeering and unlawful violations, compensatory damages of not less than $750 million and rescission of the Confidentiality and Standstill Agreement.

The Company, as third party beneficiary, has filed a lawsuit against Southern Union for, among other things, breach of a confidentiality agreement with Southern Union and Southwest and tortuous interference with the Southwest Gas merger agreement. The Company filed suit against Southwest seeking a declaratory judgment determining that it had properly terminated the merger agreement. In response to this suit, Southwest brought a suit against the Company and Southern Union alleging, among other things, fraud and breach of contract. Southwest is seeking damages in excess of $75,000.

Two substantially identical derivative actions were filed by shareholders against the members of the Board of Directors of the Company for alleged violation of their fiduciary duties to the Company by causing or allowing the Company to engage in certain fraudulent and improper schemes relating to the planned merger with Southwest and waste of corporate assets. These two cases were consolidated into one case. Such conduct allegedly caused the Company to be sued by both Southwest and Southern Union which exposed the Company to million of dollars of potential liabilities. The plaintiffs seek an award of compensatory and punitive damages and costs, disbursements and reasonable attorney fees. The Company and its Independent Directors and officers, named as defendants, filed Motions to Dismiss the actions for failures of the plaintiffs to make a pre-suit demand on ONEOK's Board of Directors. Additionally, the Independent Directors and certain officers named as defendants, filed Motions to Dismiss the actions for failure to state a claim.

If any of the plaintiffs should be successful in any of their claims against the Company and substantial damages are awarded, it could have a material adverse effect on the Company's operations, cash flow, and financial position. The Company is defending itself vigorously against all claims asserted by Southern and Southwest and all other matters relating to the now terminated merger with Southwest.

ENVIRONMENTAL - The Company has responsibility for 12 manufactured gas sites located in Kansas, which may contain coal tar and other potentially harmful materials that are classified as hazardous material. Hazardous materials are subject to control or remediation under various environmental laws and regulations. A consent agreement with the KDHE presently governs all future work at these sites. The terms of the consent agreement allow the Company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. The prioritized sites will be investigated over a ten year period. At December 31, 2000, the costs of the investigations and risk analysis have been immaterial. Limited information is available about the sites and no testing has been performed. Management's best estimate of the cost of remediation ranges from $100 thousand to $10 million per site based on a limited comparison of costs incurred to remediate comparable sites. These estimates do not give effect to potential insurance recoveries, recoveries through rates or from third parties. The KCC has permitted others to recover their remediation costs through rates. It should be noted that additional information and testing could result in costs significantly below or in excess of the amounts estimated above. To the extent that such remediation costs are not recovered, the costs could be material to the Company's results of operations and cash flows depending on the degree of remediation required and number of years over which the remediation must be completed.

OTHER -The Company is a party to other litigation matters and claims, which are normal in the course of its operations, and while the results of litigation and claims cannot be predicted with certainty, management believes the final outcome of such matters will not have a materially adverse effect on consolidated results of operations, financial position, or liquidity.

(K)      INCOME TAXES

The provisions for income taxes are as follows:

                                              Year     Four Months   Year      Year
                                              Ended      Ended       Ended     Ended
                                          December 31, December 31, August 31, August 31,
-------------------------------------------------------------------------------------
                                               2000      1999        1999       1998

                                                      (Thousands of Dollars)
Current income taxes
     Federal                                 $55,764   $ (6,345)   $48,760   $ 62,462
     State                                     8,379        765      3,371     11,746
-------------------------------------------------------------------------------------
          Total current income taxes          64,143     (5,580)    52,131     74,208
-------------------------------------------------------------------------------------
Deferred income taxes
     Federal                                  23,947     25,938     13,671     (6,325)
     State                                     2,196      2,379      1,254     (1,298)
-------------------------------------------------------------------------------------
          Total deferred income taxes         26,143     28,317     14,925     (7,623)
-------------------------------------------------------------------------------------
          Total provision for income taxes   $90,286   $ 22,737    $67,056   $ 66,585
=====================================================================================

Following is a reconciliation of the provision for income taxes.

                                                                 Year      Four Months     Year          Year
                                                                 Ended       Ended        Ended         Ended
                                                             December 31,  December 31,  August 31,    August 31,
----------------------------------------------------------------------------------------------------------------
                                                                 2000         1999         1999          1998

                                                                            (Thousands of Dollars)

Pretax income                                                 $ 233,778     $ 58,081     $ 173,413     $ 168,380
Federal statutory income tax rate                                    35%          35%           35%           35%
----------------------------------------------------------------------------------------------------------------
Provision for federal income taxes                               81,822       20,328        60,695        58,933
Amortization of distribution property investment tax credit        (807)        (302)       (1,103)         (938)
State income taxes, net of federal tax benefit                    6,874        2,044         5,737         6,253
Other, net                                                        2,397          667         1,727         2,337
----------------------------------------------------------------------------------------------------------------
   Actual income tax expense                                  $  90,286     $ 22,737     $  67,056     $  66,585
================================================================================================================

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities are shown in the accompanying table.

                                                           December 31, December 31, August 31,
                                                                2000       1999       1999
-------------------------------------------------------------------------------------------
                                                                   (Thousands of Dollars)

Deferred tax assets
      Accrued liabilities not deductible until paid            10,425      8,383     16,856
      Net operating loss carryforward                           1,665      1,317      1,315
      Regulatory assets                                         4,734      3,760      8,728
      Other                                                     4,277      1,982      3,444
-------------------------------------------------------------------------------------------
          Total deferred tax assets                            21,101     15,442     30,343
Valuation allowance for net operating loss
      carryforward expected to expire prior to utilization      1,230        882        880
-------------------------------------------------------------------------------------------
      Net deferred tax assets                                  19,871     14,560     29,463
Deferred tax liabilities

      Excess of tax over book depreciation and depletion      298,492    262,515    265,493
      Investment in joint ventures                             11,280     11,414      7,458
      Regulatory assets                                        78,186     75,407     66,932
      Other                                                     3,851      6,724      3,502
-------------------------------------------------------------------------------------------
          Total deferred tax liabilities                      391,809    356,060    343,385
-------------------------------------------------------------------------------------------
          Net deferred tax liabilities                       $371,938   $341,500   $313,922
===========================================================================================

The Company has remaining net operating loss carry-forwards for income tax purposes of approximately $22.9 million at December 31, 2000, which expire, unless previously utilized, at various dates through the year 2010. At December 31, 2000, the Company had $7.4 million in deferred investment tax credits recorded in other deferred credits, which will be amortized over the next 15 years.

(L)      SEGMENT INFORMATION

Management has divided its operations into the following reportable segments based on similarities in economic characteristics, products and services, types of customers, methods of distribution and regulatory environment.

The Company conducts its operations through six segments: (1) the Marketing and Trading segment markets natural gas to wholesale and retail customers and markets electricity to wholesale customers; (2) the Gathering and Processing segment gathers and processes natural gas and fractionates, stores and markets natural gas liquids; (3) the Transportation and Storage segment transports and stores natural gas for others; (4) the Distribution segment distributes natural gas to residential, commercial and industrial customers and leases pipeline capacity to others; (5) the Production segment produces natural gas and oil; and
(6) the Other segment primarily operates and leases the Company's headquarters building and a related parking facility.

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

                                                    Gathering  Transportation
Year Ended                              Marketing      and          and                                Other and
December 31, 2000                        Trading    Processing    Storage   Distribution  Production  Eliminations   Total
----------------------------------------------------------------------------------------------------------------------------
                                                                     (Thousands of Dollars)
Sales to unaffiliated
customers                               $4,362,024   $  839,388   $111,644   $1,270,369   $ 50,686   $   8,747    $6,642,858
Intersegment sales                         299,657      197,325     56,814        3,568     19,669    (577,033)   $       --
----------------------------------------------------------------------------------------------------------------------------
Total Revenues                          $4,661,681   $1,036,713   $168,458   $1,273,937   $ 70,355   $(568,286)   $6,642,858
----------------------------------------------------------------------------------------------------------------------------
Net revenues                            $   66,482   $  224,012   $125,582   $  377,277   $ 70,355   $ (66,576)   $  797,132
Operating costs                         $   14,321   $   90,501   $ 44,785   $  211,629   $ 24,228   $ (65,616)   $  319,848
Depreciation, depletion and             $      887   $   22,692   $ 18,639   $   67,717   $ 30,884   $   2,532    $  143,351
    amortization

Operating income                        $   51,274   $  110,819   $ 62,158   $   97,931   $ 15,243   $  (3,492)   $  333,933
Cumulative effect of a change           $    2,115   $       --   $     --   $       --   $     --   $      --    $    2,115
    in accounting principle,
    net of tax
Income from equity                      $       --   $       --   $  3,240   $       --   $    785   $      --    $    4,025
    investments

Total assets                            $3,112,653   $1,507,546   $661,894   $2,007,351   $364,248   $(284,556)   $7,369,136
Capital expenditures                    $   59,512   $   32,383   $ 37,701   $  124,983   $ 34,035   $  22,789    $  311,403
----------------------------------------------------------------------------------------------------------------------------

                                        Gathering  Transportation
Four Months Ended           Marketing      and        and                                Other and
December 31, 1999          and Trading  Processing  Storage   Distribution  Production  Eliminations    Total

---------------------------------------------------------------------------------------------------------------
                                                              (Thousands of Dollars)

Sales to unaffiliated
customers                     $365,224   $ 63,869   $ 13,283   $  337,890   $  18,692    $  7,520    $  806,478
Intersegment sales              17,825     15,032     25,868        1,334       4,779     (64,838)   $       --
---------------------------------------------------------------------------------------------------------------
Total Revenues                $383,049   $ 78,901   $ 39,151   $  339,224   $  23,471    $(57,318)   $  806,478
---------------------------------------------------------------------------------------------------------------
Net revenues                  $ 11,493   $ 19,413   $ 34,491   $  129,870   $  23,471    $     59    $  218,797
Operating costs               $  3,344   $  8,588   $ 10,184   $   69,455   $   7,245    $ (6,814)   $   92,002
Depreciation, depletion and   $    242   $  2,513   $  5,124   $   24,815   $   9,715    $    818    $   43,227
    amortization
Operating income              $  7,907   $  8,312   $ 19,183   $   35,600   $   6,511    $  6,055    $   83,568
Income (loss) from equity     $     --   $     --   $  1,074   $       --   $     (11)   $     --    $    1,063
    investments
Total assets                  $306,705   $368,904   $437,561   $1,776,273   $ 352,912    $ (1,115)   $3,241,240
Capital expenditures          $ 13,454   $ 14,613   $  5,837   $   34,167   $   6,411    $  1,534    $   76,016
===============================================================================================================

                             Marketing  Gathering  Transportation
Year Ended                     and         and        and                                Other and
August 31, 1999               Trading   Processing   Storage  Distribution  Production  Eliminations   Total
--------------------------------------------------------------------------------------------------------------
                                                               (Thousands of Dollars)
Sales to unaffiliated
    customers                 $772,331   $ 72,277   $ 27,892   $  915,782   $ 44,026   $   6,641    $1,838,949
Intersegment sales              53,067     11,513     79,993        8,168     22,868    (175,609)   $       --
--------------------------------------------------------------------------------------------------------------
Total Revenues                $825,398   $ 83,790   $107,885   $  923,950   $ 66,894   $(168,968)   $1,838,949
--------------------------------------------------------------------------------------------------------------
Net revenues                  $ 35,443   $ 31,311   $102,910   $  393,461   $ 66,894   $  (4,548)   $  625,471
Operating costs               $  9,069   $ 11,207   $ 28,919   $  219,945   $ 19,128   $  (8,223)   $  280,045
Depreciation, depletion and   $    503   $  3,562   $ 13,852   $   75,443   $ 34,073   $   2,271    $  129,704
    amortization
Operating income              $ 25,871   $ 16,542   $ 60,139   $   98,073   $ 13,693   $   1,404    $  215,722
Income from equity            $     --   $     --   $  1,501   $       --   $     59   $      --    $    1,560
    investments
Total assets                  $273,491   $343,133   $373,742   $1,722,381   $361,806   $ (49,608)   $3,024,945
Capital expenditures          $  4,196   $  8,557   $ 32,618   $   98,685   $ 16,046   $   4,068    $  164,170
--------------------------------------------------------------------------------------------------------------


                             Marketing  Gathering  Transportation
Year Ended                     and         and        and                                Other and
August 31, 1999               Trading   Processing   Storage  Distribution  Production  Eliminations   Total
--------------------------------------------------------------------------------------------------------------
                                                            (Thousands of Dollars)
Sales to unaffiliated
    customers                 $746,744   $63,248   $ 17,399   $  956,044   $ 31,570   $   5,753    $1,820,758
Intersegment sales              31,870    15,309     73,302        7,784     12,312    (140,577)   $       --
--------------------------------------------------------------------------------------------------------------
Total Revenues                $778,614   $78,557   $ 90,701   $  963,828   $ 43,882   $(134,824)   $1,820,758
--------------------------------------------------------------------------------------------------------------
Net revenues                  $ 19,927   $25,395   $ 88,753   $  367,453   $ 43,882   $     229    $  545,639
Operating costs               $  7,024   $ 7,725   $ 29,104   $  197,590   $ 14,312   $    (580)   $  255,175
Depreciation, depletion and   $    561   $ 2,249   $ 12,818   $   66,214   $ 18,872   $     939    $  101,653
    amortization
Operating income              $ 12,342   $15,421   $ 46,831   $  103,649   $ 10,698   $    (130)   $  188,811
Total assets                  $130,100   $86,955   $351,692   $1,771,999   $282,765   $(201,024)   $2,422,487
Capital expenditures          $     --   $ 2,235   $ 38,271   $   77,198   $ 16,650   $   6,533    $  140,887
--------------------------------------------------------------------------------------------------------------

(M)      QUARTERLY FINANCIAL DATA (UNAUDITED)

Total operating revenues are consistently greater during the heating season from November through March due to the large volume of natural gas sold to customers for heating. A summary of the unaudited quarterly results of operations for the years ended December 31, 2000 and August 31, 1999 follows:

Year Ended                                     First      Second          Third        Fourth
December 31, 2000                             Quarter     Quarter        Quarter       Quarter
-----------------------------------------------------------------------------------------------
                                               (Thousands of dollars, except per share amounts)

Operating revenues                           $822,713   $ 1,385,565    $ 1,754,234    $2,680,346
Operating income                             $105,821   $    76,067    $    48,525    $  103,520
Other income (expense)                       $ 15,517   $      (952)   $    (1,073)   $    4,983
Income taxes                                 $ 38,446   $    19,610    $     5,029    $   27,201
Net Income                                   $ 63,022   $    27,162    $    10,086    $   45,337
Earnings per share of common stock
       Basic                                 $   1.84   $      0.61    $      0.03    $     1.23
       Diluted                               $   1.28   $      0.55    $      0.03    $     0.92
Dividends per share of common stock          $   0.31   $      0.31    $      0.31    $     0.31
Average shares of common stock outstanding
       Basic                                   29,242        29,196         29,200        29,258
       Diluted                                 49,189        49,146         29,204        49,376
-----------------------------------------------------------------------------------------------


Year Ended                                     First      Second        Third         Fourth
August 31, 1999                               Quarter     Quarter      Quarter        Quarter
-----------------------------------------------------------------------------------------------
                                             (Thousands of dollars, except per share amounts)

Operating revenues                           $ 374,494   $ 591,626     $417,052       $455,777
Operating income                             $  29,557   $ 124,099     $ 44,138       $ 17,928
Other income                                 $   5,435   $   1,038     $  1,028       $  2,999
Income taxes                                 $   9,387   $  44,596     $ 10,985       $  2,088
Net Income                                   $  14,250   $  68,532     $ 21,196       $  2,379
Earnings (loss) per share of common stock
       Basic                                 $    0.16   $    1.87     $   0.38       $  (0.22)
       Diluted                               $    0.16   $    1.33     $   0.38       $  (0.22)
Dividends per share of common stock          $    0.31   $    0.31     $   0.31       $   0.31
Average shares of common stock outstanding
       Basic                                     31,535     31,594       31,634         31,233
       Diluted                                   31,578     51,687       31,640         31,233
-----------------------------------------------------------------------------------------------

(N)      SUPPLEMENTAL CASH FLOW INFORMATION

The table presents supplemental information relative to the Company's cash flows for the year ended December 31, 2000, the four months ended December 31, 1999, and the years ended August 31, 1999 and 1998.

                                                   Year      Four Months     Year        Year
                                                   Ended       Ended         Ended       Ended
                                                December 31, December 31,  August 31,   August 31,
                                                    2000        1999         1999         1998
-------------------------------------------------------------------------------------------------
                                                            (Thousands of Dollars)
Cash paid during the year
Interest (including amounts capitalized)          $ 111,097    $  16,605   $  50,498    $  34,637
Income taxes                                      $  57,579    $      --   $  59,466    $  73,772
Noncash transactions
Treasury stock transferred to compensation plan   $      --    $   2,071   $      --    $      --
Gas received as payment in kind                   $      --    $      --   $     135    $     280
Acquisitions
Property, plant, and equipment                    $ 832,849    $  17,482   $ 338,138    $ 803,370
Current assets                                       74,012           --          --      232,738
Current liabilities                                 (20,996)          --          --      (42,575)
Debt assumed                                             --           --          --     (161,698)
Regulatory assets and goodwill                       17,663           --      10,817      169,983
Lease obligation                                   (157,651)          --          --           --
Price risk management activities                   (239,660)          --          --           --
Deferred debits                                          --           --          --       62,633
Deferred credits                                    (11,313)          --          --      (89,655)
Deferred income taxes                                    --           --      (4,461)    (127,744)
Capital stock                                            --           --          --     (662,003)
-------------------------------------------------------------------------------------------------
Cash paid                                         $ 494,904    $  17,482   $ 344,494    $ 185,049
=================================================================================================

(O)      STOCK BASED COMPENSATION

LONG-TERM INCENTIVE PLAN - The Long-term Incentive Plan (Plan) provides for the granting of incentive stock options, fixed stock options, stock bonus awards, and restricted stock awards to key employees. The Company has reserved 2.4 million shares of common stock for the Plan.

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

Options issued to date become void upon voluntary termination of employment other than retirement. In the event of retirement or involuntary termination, the optionee may exercise the option within three months. In the event of death, the option may be exercised by the personal representative of the optionee within a period to be determined by the Committee and stated in the option. A portion of the options issued to date can be exercised after one year from grant date and must be exercised no later than ten years after grant date. Activity to date has been as follows:

                                                                     Weighted
                                                  Number of           Average
                                                   Shares         Exercise Price
-----------------------------------------------------------------------------
Outstanding August 31, 1997                        189,347          $   25.54
Granted                                            262,576          $   33.39
Exercised                                          (96,047)         $   25.55
Expired                                             (4,900)         $   33.94
-----------------------------------------------------------------------------
Outstanding August 31, 1998                        350,976          $   31.30
Granted                                            265,724          $   35.22
Exercised                                          (27,950)         $   26.88
Expired                                             (2,500)         $   34.90
Restored                                            35,845          $   35.95
-----------------------------------------------------------------------------
Outstanding August 31, 1999                        622,095          $   33.09
Granted                                            308,700          $   29.16
Exercised                                           (1,000)         $   23.69
Expired                                             (3,000)         $   35.22
Restored                                               863          $   27.38
-----------------------------------------------------------------------------
Outstanding December 31, 1999                      927,658          $   31.78
Granted                                              4,000          $   26.31
Exercised                                         (171,411)         $   30.76
Expired                                            (37,100)         $   32.01
Restored                                            27,531          $   42.91
-----------------------------------------------------------------------------
Outstanding December 31, 2000                      750,678          $   32.38
-----------------------------------------------------------------------------

Options Exercisable
-----------------------------------------------------------------------------
August 31, 1998                                     94,469              25.78
August 31, 1999                                    354,995              31.49
December 31, 1999                                  420,770              32.10
December 31, 2000                                  406,947              32.53

At December 31, 2000, the Company had 662,776 outstanding options with exercise prices ranging between $23.69 to $35.22 and a weighted average remaining life of
7.92 years. Of these options, 346,576 were exercisable at December 31, 2000 with a weighted average exercise price of $31.89.

The Company also had 87,902 options outstanding at December 31, 2000 with exercise prices ranging between $35.75 and $49.56 and a weighted average remaining life of 6.35 years. Of these options, 60,371 were exercisable at December 31, 2000 at a weighted average exercise price of $37.19.

Under the Plans, restricted stock awards also may be granted to key officers and employees. Ownership of the common stock vests over a three year period. Shares awarded may not be sold during the vesting period. The fair market value of the shares associated with the restricted stock awards is recorded as unearned compensation in stockholders' equity and is amortized to compensation expense over the vesting period. The dividends on the restricted stock awards are reinvested in common stock. These shares fully vest three years after the grant date of the restricted stock awards. The average price of shares granted was $29.16 and $26.31 for the four months ended December 31, 1999, and the year ended December 31, 2000, respectively.

Restricted stock information for 2000 and 1999 is as follows:

                                                                       Number of
                                                                        Shares
-------------------------------------------------------------------------------
Outstanding August 31, 1999                                                  --
Granted                                                                  66,300
Released to participants                                                     --
Forfeited                                                                    --
Dividends                                                                   697
-------------------------------------------------------------------------------
Outstanding December 31, 1999                                            66,997
GRANTED                                                                   2,000
Released to participants                                                 (3,924)
Forfeited                                                               (10,390)
Dividends                                                                 2,724
-------------------------------------------------------------------------------
Outstanding December 31, 2000                                            57,407
===============================================================================

EMPLOYEE STOCK PURCHASE PLAN - In 1995, the Company authorized the Employee Stock Purchase Plan and reserved 350,000 shares of common stock for it. In January 2000, the Company reserved an additional 800,000 shares for the plan. Almost all full-time employees are eligible to participate. Under the terms of the plan, employees can choose to have up to ten percent of their annual earnings withheld to purchase the Company's common stock. The Committee may allow contributions to be made by other means provided that in no event will contributions from all means exceed ten percent of the employee's annual earnings. The purchase price of the stock is 85 percent of the lower of its beginning-of-year or end-of-year market price. Approximately 56 percent, 54 percent and 60 percent of eligible employees participated in the plan in fiscal year 2000, and the years ended August 31,1999 and 1998, respectively. Under the plan, the Company sold 261,522 shares in 2000, 88,029 shares in 1999 and 97,091 shares in 1998.

ACCOUNTING TREATMENT - The Company continues to apply APB 25 in accounting for both plans. Accordingly, no compensation has been recognized in the consolidated financial statements for the Company's options and the Employee Stock Purchase Plan. Had the Company applied the provisions of SFAS 123 to determine the compensation cost under these plans, the Company's pro forma net income and diluted earnings per share would have been as follows:

                                   Year      Four Months     Year         Year
                                  Ended         Ended        Ended        Ended
                               December 31,  December 31,  August 31,   August 31,
                                   2000         1999         1999         1998
-----------------------------------------------------------------------------------
Net Income                      (Thousands of dollars, except per share amounts)
      As reported              $   145,607   $   35,344   $   106,357   $   101,795
      Pro Forma                $   135,893   $   27,066   $    99,887   $    98,592
Earnings per share - Diluted
      As reported              $      2.96   $     0.70   $      2.06   $      2.23
      Pro Forma                $      2.76   $     0.54   $      1.94   $      2.16
===================================================================================

The fair market value of each option granted is estimated based on the Black-Scholes model. Based on previous stock performance, volatility is estimated to be 0.2406 for fiscal year 2000, 0.2414 for the four months ended December 31, 1999, 0.2151 for the year ended August 31, 1999 and 0.2720 for the year ended August 31,1998. Dividend yield is estimated to be 2.6 percent for fiscal year 2000, 1.2 percent for the four months ended December 31, 1999, 4.0 percent for the year ended August 31, 1999 and 3.9 percent for the year ended August 31,1998, with a risk-free interest rate of 5.665 percent for fiscal year 2000, 5.664 percent for the four months ended December 31, 1999, and 5.983 percent and 6.590 percent for the years ended December 31, 1999 and 1998, respectively.

Expected life ranged from 1 to 10 years based upon experience to date and the make-up of the optionees. Fair value of options granted under the Plan were $13.29 for the year ended December 31, 2000, $11.52 for the four months ended December 31, 1999, and $13.86 and $8.75 for the years ended August 31, 1999 and 1998, respectively.

(P)      EARNINGS PER SHARE INFORMATION

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations.

Year Ended                                                  Per Share
December 31, 2000                      Income      Shares    Amount
--------------------------------------------------------------------
                                 (Thousands, except per share amounts)
Basic EPS
  Income available for common stock   $108,507     29,224   $   3.71
Effect of Dilutive Securities
  Options                                   --         24
  Convertible preferred stock           37,100     19,946
                                      --------     ------
Diluted EPS
  Income available for common stock   $145,607     49,194   $   2.96
    + assumed conversion
====================================================================


Four Months Ended                                          Per Share
December 31, 1999                     Income     Shares     Amount
--------------------------------------------------------------------
                                   (Thousands, except per share amounts)
Basic EPS
  Income available for common stock   $22,977    30,425   $   0.76
Effect of Dilutive Securities
  Options                                  --        13
  Convertible preferred stock          12,367    19,946
                                     --------    ------
Diluted EPS
  Income available for common stock   $35,344    50,384   $   0.70
    + assumed conversion
====================================================================


Year Ended                                                  Per Share
August 31, 1999                        Income      Shares    Amount
--------------------------------------------------------------------
                                   (Thousands, except per share amounts)
Basic EPS
  Income available for common stock   $ 69,110     31,498   $   2.19
Effect of Dilutive Securities
  Options                                   --         20
  Convertible preferred stock           37,247     20,053
                                      --------     ------
Diluted EPS
  Income available for common stock   $106,357     51,571   $   2.06
    + assumed conversion
====================================================================

Year Ended                                                  Per Share
August 31, 1998                        Income      Shares    Amount
--------------------------------------------------------------------
                                  (Thousands, except per share amounts)
Basic EPS
  Income available for common stock   $ 74,816     30,674   $   2.44
Effect of Dilutive Securities

  Options                                   --         53
  Convertible preferred stock           26,979     15,002
                                      --------     ------
Diluted EPS

  Income available for common stock   $101,795     45,729   $   2.23
    + assumed conversion
====================================================================

There were 322,380, 103,800, 104,800 and 306,300 option shares excluded from the calculation of Diluted Earnings per Share for the year ended December 31, 2000, the four months ended December 31, 1999, and the years ended August 31, 1999 and 1998, respectively, due to being antidilutive for the periods.

The following is a reconciliation of the basic and diluted EPS computations on income before the cumulative effect of a change in accounting principle to net income.

                                        Year    Four Months   Year       Year
                                       Ended      Ended       Ended      Ended
                                    December 31, December 31, August 31, August 31,
                                        2000       1999        1999       1998

BASIC EPS                                             (Per share amounts)
Income available for common stock
  before cumulative effect of a
  change in accounting principle       $3.64       $0.76       $2.19      $2.44
Cumulative effect of a change in
  accounting principle, net of tax      0.07          --          --         --
                                       -----       -----       -----      -----
Income available for common stock      $3.71       $0.76       $2.19      $2.44
                                       =====       =====       =====      =====

DILUTED EPS
Income available for common stock
  before cumulative effect of a
  change in accounting principle       $2.92       $0.70       $2.06      $2.23
Cumulative effect of a change in
  accounting principle, net of tax      0.04          --          --         --
                                       -----       -----       -----      -----
Income available for common stock      $2.96       $0.70       $2.06      $2.23

(Q)      SUBSEQUENT EVENTS

On January 18, 2001, the Board of Directors declared a two-for-one common stock split of one additional share of common stock for each share of common stock outstanding to holders of record on May 23, 2001, with distribution of the split shares expected to follow on June 11, 2001. The common stock split is subject to shareholder approval at the 2001 annual shareholders' meeting, and accordingly, earnings per share calculations in this report have not been restated to reflect this stock split.

Two separate class action lawsuits have been filed against the Company in connection with the natural gas explosions and eruptions of natural gas geysers that occurred in Hutchinson, Kansas in January 2001. Although no assurances can be given, management believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations. The Company is vigorously defending itself against all claims.

(R)      OIL AND GAS PRODUCING ACTIVITIES

The following is historical cost information relating to the Company's production operations:

                                                            Year      Four Months  Year       Year
                                                            Ended       Ended      Ended      Ended
                                                         December 31, December 31, August 31, August 31,
                                                             2000       1999       1999       1998
----------------------------------------------------------------------------------------------------
                                                                      (Thousands of Dollars)
Capitalized costs at end of year
    Unproved properties                                    $  2,210   $  4,224   $  4,245   $  3,505
    Proved properties                                       423,824    398,748    393,096    320,055
----------------------------------------------------------------------------------------------------
        Total capitalized costs                             426,034    402,972    397,341    323,560
    Accumulated depreciation, depletion and amortization    146,749    128,220    120,109    100,601
----------------------------------------------------------------------------------------------------
        Net capitalized costs                              $279,285   $274,752   $277,232   $222,959
====================================================================================================
Costs incurred during the year
    Property acquisition costs (unproved)                  $    878   $    103   $    948   $    601
    Exploitation costs                                     $     10   $      6   $     17   $      6
    Development costs                                      $ 32,817   $  6,254   $ 13,659   $ 15,315
    Purchase of minerals in place                          $  4,751   $     --   $ 79,385   $151,019
----------------------------------------------------------------------------------------------------

The accompanying schedule presents the results of operations of the Company's oil and gas producing activities. The results exclude general office overhead and interest expense attributable to oil and gas production.

                                                            Year     Four Months      Year         Year
                                                           Ended        Ended         Ended        Ended
                                                        December 31,  December 31,  August 31,   August 31,
                                                            2000         1999         1999         1998
---------------------------------------------------------------------------------------------------------
                                                                  (Thousands of Dollars)
Net revenues
     Sales to unaffiliated customers                       $49,868      $18,623      $42,077      $30,003
     Gas sold to affiliates                                 19,669        4,779       22,868       12,312
---------------------------------------------------------------------------------------------------------
         Net revenues from production                       69,537       23,402       64,945       42,315
---------------------------------------------------------------------------------------------------------
Production costs                                            17,575        5,465       14,516        9,478
Exploitation costs                                              10            6           17          351
Depreciation, depletion and amortization                    30,465        9,588       33,771       18,210
Income taxes                                                 8,311        3,226        6,359        5,522
---------------------------------------------------------------------------------------------------------
         Total expenses                                     56,361       18,285       54,663       33,561
---------------------------------------------------------------------------------------------------------
         Results of operations from producing activities   $13,176      $ 5,117      $10,282      $ 8,754
=========================================================================================================

(S)      OIL AND GAS RESERVES (UNAUDITED)

Following are estimates of the Company's proved oil and gas reserves, net of royalty interests and changes herein, for the fiscal year 2000, the four months ended December 31, 1999, and the years ended August 31,1999 and 1998.

The Company emphasizes that the volumes of reserves shown are estimates, which, by their nature, are subject to later revision. The estimates are made by the Company utilizing all available geological and reservoir data as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

                                                         Oil         Gas
                                                       (MBbls)      (MMcf)
--------------------------------------------------------------------------
August 31, 1997                                         2,014      83,319
     Revisions in prior estimates                        (223)     (1,255)
     Extensions, discoveries and other additions          167      23,251
     Purchases of minerals in place                     1,645      89,724
     Sales of minerals in place                            (1)       (174)
     Production                                          (330)    (16,818)
--------------------------------------------------------------------------
August 31, 1998                                         3,272     178,047
     Revisions in prior estimates                         300       8,397
     Extensions, discoveries and other additions          376      37,202
     Purchases of minerals in place                       884      61,286
     Sales of minerals in place                          (175)     (3,057)
     Production                                          (460)    (27,773)
--------------------------------------------------------------------------
August 31, 1999                                         4,197     254,102
     Revisions in prior estimates                          18      (8,086)
     Extensions, discoveries and other additions           84       9,276
     Purchases of minerals in place                        --          --
     Sales of minerals in place                            (1)         (7)
     Production                                          (138)     (8,306)
--------------------------------------------------------------------------
December 31, 1999                                       4,160     246,979
     Revisions in prior estimates                         221       9,134
     Extensions, discoveries and other additions          661      29,193
     Purchases of minerals in place                       215         945
     Sales of minerals in place                          (518)     (4,784)
     Production                                          (400)    (26,746)
--------------------------------------------------------------------------
December 31, 2000                                       4,339     254,721
==========================================================================
Proved developed reserves

     August 31, 1998                                    2,228     134,346
     August 31, 1999                                    2,540     175,771
     December 31, 1999                                  2,451     169,060
     December 31, 2000                                  2,495     182,052
--------------------------------------------------------------------------

(T)      DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

Estimates of the standard measure of discounted future cash flows from proved reserves of oil and natural gas shown in the accompanying table.

                                                         Year      Four Months    Year         Year
                                                        Ended        Ended        Ended        Ended
                                                     December 31,  December 31,  August 31,  August 31,
                                                         2000        1999         1999         1998
------------------------------------------------------------------------------------------------------
                                                                  (Thousands of Dollars)

Future cash inflows                                  $2,498,525   $  632,751   $  639,721   $  423,331
Future production and development costs                 400,767      194,332      194,077      129,128
Future income taxes                                     742,505       62,533       53,442       32,025
------------------------------------------------------------------------------------------------------
Future net cash flows                                 1,355,253      375,886      392,202      262,178
10 percent annual discount for estimated
     timing of cash flows                               599,370      149,527      161,156       99,549
------------------------------------------------------------------------------------------------------
Standardized measure of discounted future net cash
     flows relating to oil and gas reserves          $  755,883   $  226,359   $  231,046   $  162,629
======================================================================================================

Future cash inflows are computed by applying year end prices (averaging $29.33 per barrel of oil, adjusted for transportation and other charges, and $9.98 per Mcf of gas at December 31, 2000) to the year end quantities of proved reserves. Subsequent to December 31, 2000, the price of natural gas has declined. The average price in February 2001 for gas sold at market sensitive prices in North America was approximately one-third below the year end 2000 price. As of December 31, 2000, approximately 74 percent of anticipated gas production in 2001 has been hedged at an average price of $4.28 per Mcf. The effect of these hedges are not reflected in the computation of future cash flows above.

These estimated future cash flows are reduced by estimated future development and production costs based on year end cost levels, assuming continuation of existing economic conditions, and by estimated future income tax expense. The tax expense is calculated by applying the current year end statutory tax rates to pretax net cash flows (net of tax depreciation, depletion, and lease amortization allowances) applicable to oil and gas production.

The changes in standardized measure of discounted future net cash flow relating to proved oil and gas reserves are as follows:

                                                                 Year     Four Months      Year        Year
                                                                Ended       Ended         Ended        Ended
                                                             December 31,  December 31, August 31,   August 31,
                                                                 2000         1999         1999         1998
--------------------------------------------------------------------------------------------------------------
                                                                           Thousands of Dollars)

Beginning of period                                           $ 226,359    $ 231,046    $ 162,629    $  76,611
Changes resulting from:
    Sales of oil and gas produced, net of production costs      (51,692)     (17,938)     (50,120)     (32,837)
    Net changes in price, development, and production costs     783,763        3,523       13,269       (6,269)
    Extensions, discoveries, additions, and improved
      recovery, less related costs                              102,607        9,981       37,379       26,217
    Purchases of minerals in place                                4,751           --       67,120       94,031
    Sales of minerals in place                                   (5,761)         (24)      (9,326)        (142)
    Revisions of previous quantity estimates                     43,318       (8,454)      10,477       (2,750)
    Accretion of discount                                        25,826        8,750       17,317        9,865
Net change in income taxes                                     (376,438)      (6,174)     (11,618)       3,055
Other, net                                                        3,420        5,649       (6,081)      (5,152)
--------------------------------------------------------------------------------------------------------------
End of period                                                 $ 755,883    $ 226,359    $ 231,046    $ 162,629
==============================================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS OF THE REGISTRANT

(A)      DIRECTORS OF THE REGISTRANT

         Information concerning the directors of the Company is shown in the 2001 definitive Proxy Statement which is incorporated herein by this reference.

(B)      EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning the executive officers of the Company is included in Part I of this Form 10-K.

(C)      COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information on compliance with Section 16(a) of the Exchange Act is included in the 2001 definitive Proxy Statement which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

Information on executive compensation is shown in the 2001 definitive Proxy Statement which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         Information concerning the ownership of certain beneficial owners is shown in the 2001 definitive Proxy Statement which is incorporated herein by this reference.

(B)      SECURITY OWNERSHIP OF MANAGEMENT

         Information on security ownership of directors and officers is shown in the 2001 definitive Proxy Statement which is incorporated herein by this reference.

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

         (3)(c) Amended to Certificate of Incorporation of ONEOK, Inc., filed January 16, 1998 (Incorporated by reference from Exhibit
                  (1)(b) to Form 10-Q dated May 31, 1998).

         (3)(d)   Certificate of Merger of ONEOK, Inc., filed April 3, 1998

         (3)(e)   Certificate of Merger of ONEOK, Inc., filed April 28, 2000

         (3)(f) By-laws of ONEOK, Inc., as amended (Incorporated by reference from Exhibit (3)(d) to the Company's Annual Report on Form 10-K for the year ended August 31, 1999..

         (3)(g) Registration Rights Agreement dated March 1, 2000, among the Company and the Initial Purchaser described therein, incorporated by reference from the Registration Statement on Form S-4 filed March 13, 2000.

         (4)(a) Article "Fourth" of the Certificate of Incorporation of ONEOK, Inc. (Preferred Stock and Common Stock), incorporated by reference from Exhibit 3.1 to Amendment No. 3 to Registration Statement on Form S-4 filed August 31, 1997.

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

         (4)(d) Rights Agreement, dated November 26, 1997, between ONEOK, Inc. and Liberty Bank and Trust Company of Oklahoma City, N.A., as Rights Agent (Incorporated by reference from Exhibit 2.3 to Amendment No. 3 to Registration Statement on Form S-4 filed August 31, 1997).

         (4)(e) Shareholder Agreement, dated November 26, 1997, between Western Resources, Inc. and ONEOK, Inc. (Incorporated by reference from Exhibit 2.2 to Amendment No. 3 to Registration Statement on Form S-4 filed August 31, 1997).

         (4)(f) Indenture, dated September 24, 1998, between ONEOK, Inc. and Chase Bank of Texas, incorporated by reference from Exhibit
                  4.1 to Registration Statement on Form S-3 filed August 26,
                  1998.

         (4)(g) First Supplemental Indenture dated September 24, 1998, between ONEOK, Inc. and Chase Bank of Texas, incorporated by reference from Exhibit 5(a) to Form 8-K filed September 24, 1998.

         (4)(h) Second Supplemental Indenture dated September 25, 1998, between ONEOK, Inc. and Chase Bank of Texas, incorporated by reference from Exhibit 5(b) to Form 8-K filed September 24, 1998.

         (4)(i) Third Supplemental Indenture dated February 8, 1999, between ONEOK, Inc. and Chase Bank of Texas, incorporated by reference from Exhibit 4 to Form 8-K filed February 8, 1999.

         (4)(j) Fourth Supplemental Indenture dated February 17, 1999, between ONEOK, Inc. and Chase Bank of Texas, incorporated by reference from Exhibit 4.5 to Registration Statement on Form S-3 filed April 15, 1999.

         (4)(k) Fifth Supplemental Indenture dated August 17, 1999, between ONEOK, Inc. and Chase Bank of Texas, incorporated by reference from Exhibit 4 on Form 8-K filed August 17, 1999.

         (4)(l) Sixth Supplemental Indenture dated March 1, 2000, between ONEOK, Inc. and Chase Bank of Texas, incorporated by reference from the Registration Statement on Form S-4 filed March 13, 2000.

         (4)(m) Seventh Supplemental Indenture dated April 24, 2000, between ONEOK, Inc. and Chase Bank of Texas, incorporated by reference from the Registration Statement on Form 8-K filed April 24, 2000.

         (10)(a) ONEOK, Inc. Long-Term Incentive Plan, incorporated by reference from Exhibit 99 on Form 8-K dated June 18, 1999.

         (10)(b) ONEOK, Inc. Stock Compensation Plan for Non-Employee Directors, incorporated by reference from the Form S-8 filed January 24, 2001.

         (10)(c) ONEOK, Inc. Supplemental Executive Retirement Plan as amended and restated July 1, 1999, incorporated by reference from the Form 10-K dated August 31, 1999.

         (10)(d) Termination agreements between ONEOK, Inc., and ONEOK, Inc. Executives dated January 1, 1999, incorporated by reference from the Form 10-K dated August 31, 1999.

         (10)(e) Indemnification agreement between ONEOK Inc., and ONEOK Inc. Officers and Directors, incorporated by reference from the Form 10-K dated August 31, 1999.

         (10)(f) Stock Option Agreement between ONEOK, Inc. and Non-Employee Directors.

         (10)(g) Ground Lease Between ONEOK Leasing Company and Southwestern Associates dated May 15, 1983, incorporated by reference from Form 10-K dated August 31, 1983.

         (10)(h) First Amendment to Ground Lease between ONEOK Leasing Company and Southwestern Associates dated October 1, 1984, incorporated by reference from Form 10-K dated August 31, 1984.

         (10)(i) Sublease Between RMZ Corp. and ONEOK Leasing Company dated May 15, 1983, incorporated by reference from Form 10-K dated August 31, 1983.

         (10)(j) First Amendment to Sublease between RMZ Corp. and ONEOK Leasing Company dated October 1, 1984, incorporated by reference from Form 10-K dated August 31, 1984.

         (10)(k) ONEOK Leasing Company Lease Agreement with Oklahoma Natural Gas Company dated August 31, 1984, incorporated by reference from Form 10-K dated August 31, 1985.

         (10)(l) Private Placement Agreement ONEOK Inc. and Paine Webber Incorporated, dated April 6, 1993, (Medium-Term Notes, Series A, up to U.S. $150,000,000), incorporated by reference from Form 10-K dated August 31, 1993.

         (10)(m) Issuing and Paying Agency Agreement between Bank of America Trust Company of New York, as Issuing and Paying Agent, and ONEOK Inc, (Medium-Term Notes, Series A, up to U.S. $150,000,000), incorporated by reference from Form 10-K dated August 31, 1993.

         (10)(n)    $800,000,000 364-Day Credit Agreement date June 30, 2000,
                    among ONEOK, Inc., Bank of America, N.A., as Administrative Agent and as a Bank, Letter of Credit Issuing Bank and Swing Line Bank, Bank One, N.A., as Syndicate Agent and as a Bank and First Union National Bank, as a document agent and as a Bank, incorporated by reference from the Form 8-K filed July 10, 2000.

         (12) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirement for the year ended December 31, 2000 and August 31, 1999.

         (12.1) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirement for the four months ended December 31, 1999 and 1998.

         (12)(a) Computation of Ratio of Earnings to Fixed Charges for the year ended December 31, 2000 and August 31, 1999.

         (12)(a.1) Computation of Ratio of Earnings to Fixed Charges for the four months ended December 31, 1999 and 1998.

         (21) Required information concerning the registrant's subsidiaries.

         (23)       Independent Auditors' Consent

         (99) ONEOK, Inc. Direct Stock Purchase and Dividend Reinvestment Plan, incorporated by reference from the Form S-3 filed January 30, 2001.

         (2)        Financial Statements                                Page No.

                    (a)    Independent Auditors' Report.                   54

                    (b)    Consolidated Statements of Income for the
                           years ended December 31, 2000, August 31,
                           1999 and 1998 and the four months ended
                           December 31, 1999.                              55

                    (c)    Consolidated Balance Sheets at December 31,
                           2000 and 1999 and August 31, 1999.             56-57

                    (d)    Consolidated Statements of Cash Flows for
                           the years ended December 31, 2000, August 31,
                           1999 and 1998 and the four months ended
                           December 31, 1999.                              58

                    (e)    Consolidated Statements of Shareholders'
                           Equity for the years ended December 31, 2000,
                           August 31, 1999 and 1998 and the four months
                           ended December 31, 1999.                       59-60

                    (f)    Notes to Consolidated Financial Statements.    61-87

         (3)      Financial Statement Schedules

                  All schedules are omitted because of the absence of the conditions under which they are required.

(B)      REPORTS ON FORM 8-K

         December 21, 2000 - Announced that claims against the Company and Southwest Gas Corporation asserted by Southern Union under the Federal Rackateer Influenced and Corrupt Organizations Act (RICO) have been dismissed.

         January 19, 2001 - The Company's Board of Directors approved a two-for-one stock split of its common stock on January 18, 2001 for shareholders of record on May 23, 2001.

         January 29, 2001 - Updated Item 7 of the Form 8-K filed on April 6, 2000, and the 8-K/A filed on June 19, 2000.

         February 22, 2001 - Filed 2000 fourth quarter results in response to questions received after the 2000 fiscal year earnings conference call.

OTHER MATTERS

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of March 2001.

                                  ONEOK, Inc.
                                  Registrant


                                  By: /s/ JIM KNEALE
                                      --------------
                                      Jim Kneale
                                      Senior Vice President, Treasurer and Chief
                                      Financial Officer, (Principal Financial
                                      Officer)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on this 23rd day of March 2001.

/s/ DAVID L. KYLE                      /s/ BARRY D. EPPERSON
-----------------                      ---------------------
David L. Kyle                          Barry D. Epperson
Chairman of the Board,                 Vice President, Controller and
Chief Executive Officer                Chief Accounting Officer
and Director                           (Principal Accounting Officer)

/s/ EDWYNA G. ANDERSON                 /s/ BERT H. MACKIE
----------------------                 ------------------
Edwyna G. Anderson                     Bert H. Mackie
Director                               Director

/s/ WILLIAM M. BELL                    /s/ DOUGLAS A. NEWSOM
-------------------                    ---------------------
William M. Bell                        Douglas A. Newsom
Director                               Director

/s/ DOUGLAS R. CUMMINGS                /s/ GARY D. PARKER
-----------------------                ------------------
Douglas R. Cummings                    Gary D. Parker
Director                               Director

                                       /s/ J.D. SCOTT
-----------------                      --------------
John B. Dicus                          J. D. Scott
Director                               Director

/s/ WILLIAM L. FORD
-------------------
William L. Ford
Director

/s/ DOUGLAS T. LAKE
-------------------
Douglas T. Lake
Director