Form 10-Q
period 2001-03-31
ONEOK INC /NEW/
filed 2001-05-15
CIK 1039684

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q



    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---                          EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001.
                                               --------------

OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---                         EXCHANGE ACT OF 1934
                 For the transition period from             to
                                                -----------    ----------

                      Commission file number   001-13643


                                  ONEOK, Inc.
            (Exact name of registrant as specified in its charter)



           Oklahoma                                      73-1520922
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation of organization)


    100 West Fifth Street, Tulsa, OK                       74103
(Address of principal executive offices)                (Zip Code)


     Registrant's  telephone number, including area code   (918) 588-7000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Common stock, with par value of $0.01 - 29,742,803 shares outstanding at May 11, 2001.

                                  ONEOK, Inc.

                         QUARTERLY REPORT ON FORM 10-Q

Part I.    Financial Information                                                     Page No.

Item 1.    Financial Statements (Unaudited)

           Consolidated Statements of Income -
           Three Months Ended March 31, 2001 and 2000                                   3

           Consolidated Balance Sheets -
           March 31, 2001 and December 31, 2000                                         4-5

           Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 2001 and 2000                                   6

           Notes to Consolidated Financial Statements                                   7-14

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                15-26

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                   27

Part II.   Other Information

Item 1.    Legal Proceedings                                                            28-29

Item 6.    Exhibits and Reports on Form 8-K                                             30

Signatures                                                                              31

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

ONEOK, Inc. and Subsidiaries
CONSOLIDATED  STATEMENTS OF INCOME

                                                                  Three Months Ended
                                                                       March 31,
(Unaudited)                                                     2001               2000
------------------------------------------------------------------------------------------
                                                                (Thousands of Dollars,
                                                               except per share amounts)

Operating Revenues                                          $ 2,956,256         $ 821,819
Cost of gas                                                   2,688,661           619,275
------------------------------------------------------------------------------------------
Net Revenues                                                    267,595           202,544
------------------------------------------------------------------------------------------
Operating Expenses
Operations and maintenance                                       72,197            51,052
Depreciation, depletion, and amortization                        36,955            34,327
General taxes                                                    16,065            12,239
------------------------------------------------------------------------------------------
Total Operating Expenses                                        125,217            97,618
------------------------------------------------------------------------------------------
Operating Income                                                142,378           104,926
------------------------------------------------------------------------------------------
Other income, net                                                 3,967            16,412
Interest expense                                                 37,535            21,985
Income taxes                                                     41,800            38,446
------------------------------------------------------------------------------------------
Income before cumulative effect of a change in                   67,010            60,907
     accounting principle
Cumulative effect of a change in
     accounting principle, net of tax (Notes H and J)            (2,151)            2,115
------------------------------------------------------------------------------------------
Net Income                                                       64,859            63,022
Preferred stock dividends                                         9,275             9,275
------------------------------------------------------------------------------------------
Income Available for Common Stock                           $    55,584         $  53,747
==========================================================================================
Earnings Per Share of Common Stock (Note D)
     Basic                                                  $      1.09         $    1.07
==========================================================================================
     Diluted                                                $      1.08         $    1.07
==========================================================================================
Average Shares of Common Stock (Thousands)
     Basic                                                       49,607            49,188
     Diluted                                                     49,798            49,189


See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                           March 31,       December 31,
(Unaudited)                                                                  2001              2000
----------------------------------------------------------------------------------------------------------
                                                                              (Thousands of Dollars)
Assets
Current Assets
 Cash and cash equivalents                                                $        249       $       249
 Trade accounts and notes receivable                                         1,354,772         1,627,714
 Materials and supplies                                                         18,176            18,119
 Gas in storage                                                                 33,773            72,979
 Deferred income taxes                                                          10,425            10,425
 Unrecovered purchased gas costs                                                86,639             1,578
 Assets from price risk management activities                                  721,762         1,416,368
 Deposits                                                                       12,990           120,800
 Other current assets                                                           32,631            71,906
----------------------------------------------------------------------------------------------------------
    Total Current Assets                                                     2,271,417         3,340,138
----------------------------------------------------------------------------------------------------------
Property, Plant and Equipment
  Marketing and Trading                                                          2,817             2,795
  Gathering and Processing                                                   1,000,020         1,000,708
  Transportation and Storage                                                   767,673           758,618
  Distribution                                                               1,886,372         1,860,181
  Production                                                                   440,278           428,701
  Power                                                                        104,251            75,891
  Other                                                                         68,374            64,056
----------------------------------------------------------------------------------------------------------
    Total Property, Plant and Equipment                                      4,269,785         4,190,950
Accumulated depreciation, depletion, and amortization                        1,138,306         1,110,616
----------------------------------------------------------------------------------------------------------
    Net Property                                                             3,131,479         3,080,334
----------------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets
  Regulatory assets, net (Note B)                                              234,454           238,605
  Goodwill                                                                      97,038            93,409
  Assets from price risk management activities                                 342,923           405,666
  Investments and other                                                        215,904           202,193
----------------------------------------------------------------------------------------------------------
    Total Deferred Charges and Other Assets                                    890,319           939,873
----------------------------------------------------------------------------------------------------------
      Total Assets                                                        $  6,293,215       $ 7,360,345
==========================================================================================================

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                            March 31,      December 31,
(Unaudited)                                                                    2001             2000
--------------------------------------------------------------------------------------------------------
                                                                              (Thousands of Dollars)
Liabilities and Shareholders' Equity
Current Liabilities
  Current maturities of long-term debt                                     $    10,000       $    10,767
  Notes payable                                                                189,558           824,106
  Accounts payable                                                           1,062,885         1,247,519
  Accrued taxes                                                                 35,994             8,735
  Accrued interest                                                              13,377            24,161
  Customers' deposits                                                           19,040            18,319
  Liabilities from price risk management activities                            667,590         1,296,041
  Other                                                                         93,200            96,913
--------------------------------------------------------------------------------------------------------
    Total Current Liabilities                                                2,091,644         3,526,561
--------------------------------------------------------------------------------------------------------
Long-term Debt, excluding current maturities                                 1,732,329         1,336,082
Deferred Credits and Other Liabilities
  Deferred income taxes                                                        383,833           382,363
  Liabilities from price risk management activities                            481,538           543,278
  Lease obligation                                                             131,731           137,131
  Other deferred credits                                                       203,779           209,973
--------------------------------------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities                             1,200,881         1,272,745
--------------------------------------------------------------------------------------------------------
      Total Liabilities                                                      5,024,854         6,135,388
--------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note  E)
Shareholders'  Equity
  Convertible preferred stock, $0.01 par value:
    Series A authorized  20,000,000 shares; issued and
      outstanding 19,946,448 shares at March 31, 2001,
      and December 31, 2000                                                        199               199
Common stock, $0.01 par value:
  authorized 100,000,000 shares; issued 31,685,557 shares
    and outstanding 29,737,219 shares at March 31, 2001;
    issued 31,599,305 shares and outstanding 29,588,275
    shares at December 31, 2000                                                    317               316
  Paid in capital (Note G)                                                     900,184           895,668
  Unearned compensation                                                         (2,743)           (1,128)
  Accumulated other comprehensive loss (Note I)                                 (7,538)                -
  Retained earnings                                                            434,117           387,789
  Treasury stock at cost: 1,948,338 shares at March 31, 2001;
    and 2,011,030 shares at December 31, 2000                                  (56,175)          (57,887)
--------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                               1,268,361         1,224,957
--------------------------------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity                           $ 6,293,215       $ 7,360,345
========================================================================================================

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                                 2001            2000
---------------------------------------------------------------------------------------------------------
                                                                                (Thousands of Dollars)
Operating Activities
  Net income                                                                   $   64,859      $   63,022
  Depreciation, depletion, and amortization                                        36,955          34,327
  Gain on sale of assets                                                             (363)        (26,852)
  Net income from equity investments                                               (5,407)         (1,236)
  Deferred income taxes                                                             4,936           5,765
  Amortization of restricted stock                                                    332             161
  Changes in assets and liabilities:
    Accounts and notes receivable                                                 270,442         (23,131)
    Inventories                                                                    39,149          73,526
    Unrecovered purchased gas costs                                               (85,061)          8,105
    Deposits                                                                      107,810          11,026
    Accounts payable and accrued liabilities                                     (152,170)        101,331
    Price risk management assets and liabilities                                   59,513            (317)
    Other assets and liabilities                                                   18,416          23,001
---------------------------------------------------------------------------------------------------------
    Cash Provided by Operating Activities                                         359,411         268,728
---------------------------------------------------------------------------------------------------------
Investing Activities
  Changes in other investments, net                                                   399          (1,102)
  Acquisitions                                                                       (626)       (305,497)
  Capital expenditures                                                            (91,013)        (53,644)
  Proceeds from sale of property                                                      486          55,169
---------------------------------------------------------------------------------------------------------
    Cash Used in Investing Activities                                             (90,754)       (305,074)
---------------------------------------------------------------------------------------------------------
Financing Activities
  Payments of notes payable, net                                                 (237,500)       (207,141)
  Change in bank overdraft                                                        (15,268)        (22,664)
  Issuance of debt                                                                      -         349,429
  Payment of debt                                                                  (1,568)         (4,928)
  Issuance of common stock                                                          3,734               -
  Issuance (acquisition) of treasury stock, net                                       377         (10,117)
  Dividends paid                                                                  (18,432)        (18,304)
---------------------------------------------------------------------------------------------------------
   Cash Provided by (Used in) Financing Activities                               (268,657)         86,275
---------------------------------------------------------------------------------------------------------
      Change in Cash and Cash Equivalents                                               -          49,929
      Cash and Cash Equivalents at Beginning of Period                                249              72
---------------------------------------------------------------------------------------------------------
      Cash and Cash Equivalents at End of Period                               $      249      $   50,001
=========================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                          ONEOK, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.  Summary of Significant Accounting Policies

Interim Reporting - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for a twelve-month period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

Derivative Instruments and Hedging Activities - On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133), as amended by Statements 137 and 138. See Note H in the Notes to Consolidated Financial Statements.

Reclassifications - Certain amounts in the consolidated financial statements have been reclassified to conform to the current presentation.

B.  Regulatory Assets

The following table is a summary of the Company's regulatory assets, net of amortization.


                                                March 31,          December 31,
                                                  2001                2000
   -----------------------------------------------------------------------------
                                                    (Thousands of Dollars)
   Recoupable take-or-pay                       $ 78,051            $ 79,324
   Pension costs                                  14,260              15,306
   Postretirement costs other than pension        60,711              61,069
   Transition costs                               22,049              22,199
   Reacquired debt costs                          22,979              23,209
   Income taxes                                   29,960              30,727
   Other                                           6,444               6,771
   -----------------------------------------------------------------------------
     Regulatory assets, net                     $234,454            $238,605
   =============================================================================

C.       Supplemental Cash Flow Information

The following table is supplemental information relative to the Company's cash flows.

                                                            Three Months Ended
                                                                 March 31,
                                                          2001              2000
    ----------------------------------------------------------------------------
                                                          (Thousands of Dollars)
    Cash paid during the period
      Interest (including amounts capitalized)           $  48,318      $ 25,275
    Noncash transactions
      Treasury stock transferred to compensation plans $ 131 $ 61 Notes payable reclassified to long-term debt
          based upon subsequent refinancing              $ 397,048      $      -
    ----------------------------------------------------------------------------

The assets acquired in the Dynegy, Inc. acquisition in the first quarter of 2000 consisted primarily of property, plant and equipment.

D.       Earnings per Share Information

In accordance with an announcement of the Financial Accounting Standards Board's Staff at the Emerging Issues Task Force meeting in April 2001, codified as EITF Topic No. D-95 (Topic D-95), the Company revised its computation of earnings per common share (EPS). In accordance with Topic D-95, the dilutive effect of the Company's Series A Convertible Preferred Stock is now considered in the computation of basic EPS, utilizing the "if-converted" method. Under the Company's "if-converted" method, the dilutive effect of the Series A Convertible Preferred Stock on EPS cannot be less than the amount that would result from the application of the "two-class" method of computing EPS. The "two-class" method is an earnings allocation formula that determines EPS for the common stock and the participating Series A Convertible Preferred Stock according to dividends declared and participating rights in the undistributed earnings. The Series A Convertible Preferred Stock is a participating instrument with the Company's common stock with respect to the payment of dividends. For both periods presented, the "two-class" method resulted in additional dilution. Accordingly, EPS for such periods reflects this further dilution. The Company restated the EPS amounts for the quarter ended March 31, 2000 to be consistent with the revised methodology.

The following is a reconciliation of the basic and diluted EPS computations.


                                             Three Months Ended March 31, 2001
                                                                            Per Share
                                       Income                Shares          Amount
--------------------------------------------------------------------------------------
                                         (Thousands, except per share amounts)
Basic EPS
  Income available for
   common stock                                $55,584            29,661
  Convertible preferred
   stock                                         9,275            19,946
                             -------------------------------------------
   Income available for
    common stock
    + assumed conversion of
    preferred stock                            $64,859            49,607        $ 1.31
                             ===========================================

  Further dilution from
   applying the "two-
   class" method                                                                 (0.22)
                                                                        --------------
  Basic earnings per share                                                      $ 1.09
                                                                        ==============
Effect of Other Dilutive Securities
    Options                                          -               191
                             -------------------------------------------

Diluted EPS
  Income available for
   common stock
   + assumed exercise of
   stock options                               $64,859            49,798        $ 1.30
                             ===========================================

  Further dilution from
   applying the "two-
   class" method                                                                 (0.22)
                                                                        --------------
  Diluted earnings per
   share                                                                        $ 1.08
======================================================================================

                                             Three Months Ended March 31, 2000
                                                                            Per Share
                                       Income                Shares          Amount
--------------------------------------------------------------------------------------
                                         (Thousands, except per share amounts)
Basic EPS
  Income available for
   common stock                                $53,747            29,242
  Convertible preferred
   stock                                         9,275            19,946
                             -------------------------------------------
   Income available for
    common stock
    + assumed conversion of
    preferred stock                            $63,022            49,188        $ 1.28
                             ===========================================
  Further dilution from
   applying the "two-
   class" method                                                                 (0.21)
                                                                        --------------
  Basic earnings per share                                                      $ 1.07
                                                                        ==============
Effect of Other Dilutive Securities
    Options                                          -                 1
                             -------------------------------------------
Diluted EPS
  Income available for
   common stock
   + assumed exercise of
   stock options                               $63,022            49,189        $ 1.28
                             ===========================================
  Further dilution from
   applying the "two-
   class" method                                                                 (0.21)
                                                                        --------------
  Diluted earnings per
   share                                                                        $ 1.07
======================================================================================

There were 9,596 and 262,505 option shares excluded from the calculation of Diluted EPS for the three months ended March 31, 2001 and 2000, respectively, due to being antidilutive for the periods.

The following is a reconciliation of the basic and diluted EPS computations on income before the cumulative effect of a change in accounting principle to net income.

                                                                      Three Months Ended March 31,
                                                                   Basic                         Diluted
                                                         2001                2000           2001          2000
----------------------------------------------------------------------------------------------------------------
Income available for common stock before
 cumulative effect of a change in accounting
 principle                                               $ 1.13               $1.03         $ 1.12         $1.03
Cumulative effect of a change in accounting
 principle, net of tax                                    (0.04)               0.04          (0.04)         0.04
                                              ------------------------------------------------------------------
Income available for common stock                        $ 1.09               $1.07         $ 1.08         $1.07
================================================================================================================


E.  Commitments and Contingencies

In connection with the now terminated proposed acquisition of Southwest Gas Corporation (Southwest), the Company is party to various lawsuits. These lawsuits contain allegations that include, but are not limited to, federal and state Racketeer Influenced and Corrupt Organizations (RICO) Act violations and improper interference in a contractual or other business relationship between Southwest and Southern Union Corporation (Southern Union). Southern Union's complaint asks for $750 million damages to be trebled for alleged RICO violations, compensatory damages of not less than $750 million, punitive damages, and rescission of the Confidentiality and Standstill Agreement. The federal RICO claims have been dismissed. However, Southern Union has filed a motion requesting reconsideration of these claims.

The Company, as third party beneficiary, has filed a lawsuit against Southern Union for, among other things, breach of a confidentiality agreement with Southern Union and Southwest and tortious interference with the Southwest merger agreement. The Company filed suit against Southwest seeking a declaratory judgment determining that it had properly terminated the merger agreement. In response to this suit, Southwest brought a suit against the Company and Southern Union alleging, among other things, fraud and breach of contract. Southwest is seeking damages in excess of $75,000.

The lawsuits discussed above may be consolidated into one case. The court has entered an order setting the cases for trial on November 5, 2001.

Two substantially identical derivative actions were filed by shareholders against the members of the Board of Directors of the Company for alleged violation of their fiduciary duties to the Company by causing or allowing the Company to engage in certain fraudulent and improper schemes relating to the planned merger with Southwest and waste of corporate assets. These two cases were consolidated into one case. Such conduct allegedly caused the Company to be sued by both Southwest and Southern Union which exposed the Company to millions of dollars of potential liabilities. The plaintiffs seek an award of compensatory and punitive damages and costs, disbursements and reasonable attorney fees. The Company and its Independent Directors and officers, named as defendants, filed motions to dismiss the action for failures of the plaintiffs to make a pre-suit demand on ONEOK's Board of Directors. Additionally, the Independent Directors and certain officers named as defendants, filed motions to dismiss the action for failure to state a claim.

If any of the plaintiffs should be successful in any of their claims against the Company and substantial damages are awarded, it could have a material adverse effect on the Company's operations, cash flow, and financial position. At the present time, the Company is unable to estimate the possible loss, if any, associated with these matters. The Company is defending itself vigorously against all claims asserted by Southern Union and Southwest and all other matters relating to the now terminated proposed acquisition with Southwest.

The Company has responsibility for 12 manufactured gas sites located in Kansas, which may contain coal tar and other potentially harmful materials that are classified as hazardous material. Hazardous materials are subject to control or remediation under various environmental laws and regulations. A consent agreement with the Kansas Department of Health and Environment (KDHE) presently governs all future work at these sites. The terms of the consent agreement allow the Company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. The prioritized sites will be investigated over a ten year period. At March 31, 2001, the costs of the investigations and risk analysis have been immaterial. Limited information is available about the sites and no testing has been performed. Management's best estimate of the cost of remediation ranges from $100 thousand to $10 million per site based on a limited comparison of costs incurred to remediate comparable sites. These estimates do not give effect to potential insurance recoveries, recoveries through rates or from third parties. The Kansas Corporation Commission (KCC) has permitted others to recover their remediation costs through rates. It should be noted that additional information and testing could result in costs significantly below or in excess of the amounts estimated above. To the extent that such remediation costs are not recovered, the costs could be material to the Company's results of operations and cash flows depending on the degree of remediation required and number of years over which the remediation must be completed.

The Company is a party to other litigation matters and claims, which are normal in the course of its operations, and while the results of litigation and claims cannot be predicted with certainty, management believes the final outcome of such matters will not have a materially adverse effect on consolidated results of operations, financial position, or liquidity.

F.  Segments

The Company conducts its operations through seven segments: (1) the Marketing and Trading segment markets natural gas to wholesale and retail customers and markets electricity to wholesale customers; (2) the Gathering and Processing segment gathers and processes natural gas and fractionates, stores and markets natural gas liquids; (3) the Transportation and Storage segment transports and stores natural gas for others and buys and sells natural gas; (4) the Distribution segment distributes natural gas to residential, commercial and industrial customers, leases pipeline capacity to others and provides transportation services for end-use customers; (5) the Production segment develops and produces natural gas and oil; (6) the Power segment produces and sells electricity during peak periods to wholesale customers; and (7) the Other segment primarily operates and leases the Company's headquarters building and a related parking facility. The Company anticipates the peak electric generating plant to be operational in mid-May 2001. Accordingly, for the three months ended March 31, 2001, the Power segment did not generate revenues and had minimal expenses. These expenses are reflected in the Other and Eliminations column.

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


                               Marketing    Gathering     Transportation
Three Months Ended                and           and             and                                            Other and
  March 31, 2001                  Trading     Processing       Storage    Distribution  Production    Power   Elimination     Total
------------------------------------------------------------------------------------------------------------------------------------
                                                                       (Thousands of Dollars)
Sales to unaffiliated
customers                     $1,867,452   $  273,687        $ 34,840   $  761,175     $ 16,839  $      -    $   2,263   $2,956,256
Intersegment sales               420,038      202,905          18,363          733       12,447         -     (654,486)           -
------------------------------------------------------------------------------------------------------------------------------------
Total Revenues                $2,287,490   $  476,592        $ 53,203   $  761,908     $ 29,286  $      -    $(652,223)  $2,956,256
------------------------------------------------------------------------------------------------------------------------------------
Net revenues                  $   28,613   $   49,225        $ 37,561      140,772     $ 29,286  $      -    $ (17,862)  $  267,595
Operating costs               $    4,353   $   29,177        $ 12,889   $   58,065     $  7,805  $      -    $ (24,027)  $   88,262
Depreciation, depletion and   $      137   $    6,811        $  4,750   $   16,977     $  7,585  $      -    $     695   $   36,955
    amortization
Operating income              $   24,123   $   13,237        $ 19,922   $   65,730     $ 13,896  $      -    $   5,470   $  142,378
Cumulative effect of a change $        -   $        -        $      -   $        -     $ (2,151) $      -    $       -   $   (2,151)
    in accounting principle,
    net of tax
Income from equity            $        -   $        -        $    659   $        -     $  4,748  $      -    $       -   $     5,407
    investments
Total assets                  $1,735,203   $1,499,077        $636,633   $2,004,305     $366,122  $106,589    $ (54,714)  $ 6,293,215
Capital expenditures          $       22   $    7,151        $ 10,814   $   27,178     $ 11,261  $ 28,361    $   6,226   $    91,013
------------------------------------------------------------------------------------------------------------------------------------

                               Marketing    Gathering     Transportation
Three Months Ended                and           and             and                                         Other and
  March 31, 2000                Trading     Processing       Storage    Distribution  Production   Power   Elimination     Total
------------------------------------------------------------------------------------------------------------------------------------
                                                                       (Thousands of Dollars)
Sales to unaffiliated
customers                       $356,124     $ 50,049        $ 13,829   $  379,710     $ 13,515  $     -    $   8,592    $  821,819
Intersegment sales                92,716       18,396          14,364          912        5,316        -     (131,704)   $        -
------------------------------------------------------------------------------------------------------------------------------------
Total Revenues                  $448,840     $ 68,445        $ 28,193   $  380,622     $ 18,831  $     -    $(123,112)   $  821,819
------------------------------------------------------------------------------------------------------------------------------------
Net revenues                    $ 15,810     $ 16,040        $ 24,852   $  135,431     $ 18,831  $     -    $  (8,420)   $  202,544
Operating costs                 $  2,539     $  6,527        $  8,078   $   49,754     $  5,646  $     -    $  (9,253)   $   63,291
Depreciation, depletion and     $    191     $  2,289        $  4,193   $   18,571     $  8,462  $     -    $     621    $   34,327
    amortization
Operating income                $ 13,080     $  7,224        $ 12,581   $   67,106     $  4,723  $     -    $     212    $  104,926
Cumulative effect of a change   $  2,115     $      -        $      -   $        -     $      -  $     -    $       -    $    2,115
    in accounting principle,
    net of tax
Income from equity              $      -     $      -        $  1,229   $        -     $      7  $     -    $       -    $    1,236
    investments
Total assets                    $331,285     $624,524        $407,322   $1,761,383     $354,947  $28,283    $  66,804    $3,574,548
Capital expenditures            $     45     $  4,831        $  7,603   $   22,069     $  8,212  $ 9,455    $   1,429    $   53,644
------------------------------------------------------------------------------------------------------------------------------------

G.       Paid in Capital

Paid in capital was $336.0 million and $331.5 million for common stock at March 31, 2001, and December 31, 2000, respectively. Paid in capital for convertible preferred stock was $564.2 million at March 31, 2001 and December 31, 2000.

H.    Derivative Instruments and Hedging Activities

On January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133), amended by Statement No. 137 and Statement No.138. Statement 137 delayed the implementation of Statement 133 until fiscal years beginning after June 15, 2000. Statement 138 amended the accounting and reporting standards of Statement 133 for certain derivative instruments and hedging activities. Statement 138 also amends Statement 133 for decisions made by the Financial Accounting Standards Board (FASB) relating to the Derivatives Implementation Group (DIG) process. The FASB DIG is addressing Statement 133 implementation issues the ultimate resolution of which may impact the application of Statement 133.

Under Statement 133, entities are required to record all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately.

In 2000, the Company entered into derivative instruments related to the production of natural gas, most of which will expire by the end of 2001. These derivative instruments are designed to hedge the Production segment's exposure to changes in the price of natural gas. Changes in the fair value of the derivative instruments are reflected initially in other comprehensive income
(loss) and subsequently realized in earnings when the forecasted transaction affects earnings. The Company recorded a cumulative effect charge of $2.2 million, net of tax, in the income statement and $28 million, net of tax, in accumulated other comprehensive loss to recognize at fair value the ineffective and effective portions, respectively, of the losses on all derivative instruments that are designated as cash flow hedging instruments, which primarily consist of costless option collars and swaps on natural gas production.

The Company recognized $1.0 million in earnings, representing the change in the ineffective portion of the cash flow hedges for the three months ended March 31, 2001. The Company realized a $20.8 million loss in earnings that was reclassified from accumulated other comprehensive loss resulting from the settlement of contracts when the natural gas was sold. These gains and losses are reported in Operating Revenues. Other comprehensive loss of $7.5 million at March 31, 2001 is related to a cash flow exposure and will be realized in earnings within the next ten months.

I.  Comprehensive Income

                                                                      Three Months Ended
                                                                        March 31, 2001
        -------------------------------------------------------------------------------------
        Net Income                                                                 $ 64,859
        Other comprehensive income (loss):
         Cumulative effect of a change in accounting principle       $ (45,556)
         Unrealized gains on derivative instruments                     12,426
         Realized losses in net income                                  20,836
                                                                   -----------

         Other comprehensive loss before taxes                         (12,294)
         Income tax benefit on other comprehensive loss                  4,756
                                                                   ------------------------
        Other comprehensive loss                                                   $ (7,538)
                                                                                -----------
        Comprehensive income                                                       $ 57,321
        =====================================================================================

J.   Energy Trading and Risk Management Activities

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

K.   Subsequent Events

On May 11, 2001, the Oklahoma Corporation Commission (OCC) staff recommended to the OCC that ONG's unrecovered purchased gas cost (UPGC) clause be suspended because ONG allegedly failed to "act prudently" in acquiring its gas supply for the 2000/2001 heating season resulting in an alleged $72.1 million in excess charges to ratepayers through March 31, 2001. If the OCC staff is successful, the Company would not be allowed to recover approximately $72.1 million in UPGC. At the present time, the Company is unable to estimate the possible loss, if any, associated with this matter. The Company believes that the OCC staff's recommendation is without merit and is defending itself vigorously against this recommendation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains statements concerning Company expectations or predictions of the future that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are intended to be covered by the safe harbor provision of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are based on management's beliefs and assumptions based on information currently available. It is important to note that actual results could differ materially from those projected in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, the following:

 .  the effects of weather and other natural phenomena on sales and prices;
 .  increased competition from other energy suppliers as well as alternative forms of energy;
 .  the capital intensive nature of the Company's business;
 .  further deregulation, or "unbundling" of the natural gas business;
 . competitive changes in the natural gas gathering, transportation and storage business resulting from deregulation, or "unbundling," of the natural gas business;
 .  the profitability of assets or businesses acquired by the Company;
 .  risks of marketing, trading, and hedging activities as a result of changes in energy prices;
 .  economic climate and growth in the geographic areas in which the Company does business;
 .  the uncertainty of gas and oil reserve estimates;
   the timing and extent of changes in commodity prices for natural gas, natural gas liquids, electricity, and crude oil;
 .  the effects of changes in governmental policies and regulatory actions, including income taxes, environmental compliance, and authorized rates;
 . the results of litigation related to the Company's now terminated proposed acquisition of Southwest Gas Corporation (Southwest) or to the termination of the Company's merger agreement with Southwest; and
 . the other factors listed in the reports the Company has filed and may file with the Securities and Exchange Commission, which are incorporated by reference.

Accordingly, while the Company believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. When used in Company documents, the words "anticipate," "expect," "projection," "goal" or similar words are intended to identify forward-looking statements.

A.    Acquisitions and Sales

Southwest Gas Corporation

In connection with the now terminated proposed acquisition of Southwest, the Company is party to various lawsuits. These lawsuits contain allegations that include, but are not limited to, federal and state Racketeer, Influenced and Corrupt Organizations Act violations and improper interference in a contractual relationship between Southwest and Southern Union Corporation (Southern Union). Southern Union's complaint asks for $750 million damages to be trebled for racketeering and unlawful violations, compensatory damages of not less than $750 million and rescission of the Confidentiality and Standstill Agreement. The federal RICO claims have been dismissed. However, Southern Union has filed a motion requesting reconsideration of these claims.

The Company, as third party beneficiary, has filed a lawsuit against Southern Union for, among other things, breach of a confidentiality agreement with Southern Union and Southwest and tortious interference with the Southwest merger agreement. The Company filed suit against Southwest seeking a declaratory judgment determining that it had properly terminated the merger agreement. In response to this suit, Southwest brought a suit against the Company and Southern Union alleging, among other things, fraud and breach of contract. Southwest is seeking damages in excess of $75,000.

The lawsuits discussed above may be consolidated into one case. The court has entered an order setting the cases for trial on November 5, 2001.

Two substantially identical derivative actions were filed by shareholders against the members of the Board of Directors of the Company for alleged violation of their fiduciary duties to the Company by causing or allowing the Company to engage in certain fraudulent and improper schemes relating to the planned merger with Southwest and waste of corporate assets. These two cases were consolidated into one case. Such conduct allegedly caused the Company to be sued by both Southwest and Southern Union which exposed the Company to millions of dollars of potential liabilities. The plaintiffs seek an award of compensatory and punitive damages and costs, disbursements and reasonable attorney fees. The Company and its Independent Directors and officers, named as defendants, filed Motions to Dismiss the actions for failures of the plaintiffs to make a pre-suit demand on the Company's Board of Directors. Additionally, the Independent Directors and certain officers named as defendants, filed Motions to Dismiss the actions for failure to state a claim.

If any of the plaintiffs should be successful in any of their claims against the Company and substantial damages are awarded, it could have a material adverse effect on the Company's operations, cash flow and financial position. The Company intends to vigorously defend against the claims asserted by Southern Union and Southwest and all other matters relating to the now terminated merger with Southwest. The Company charged $1.5 million of ongoing litigation costs and $6.8 million of previously deferred transaction and ongoing litigation costs to Other income, net for the three months ended March 31, 2001 and 2000, respectively.

B.  Results of Operations

Consolidated Operations

The Company is a diversified energy company whose objective is to maximize value for shareholders by vertically integrating its business operations from the wellhead to the burner tip. This strategy has led the Company to focus on acquiring assets that provide synergistic trading and marketing opportunities along the natural gas energy chain. Products and services are provided to its customers through the following segments:

 .  Marketing and Trading
 .  Gathering and Processing
 .  Transportation and Storage
 .  Distribution
 .  Production
 .  Power
 .  Other

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                     2001               2000
        ----------------------------------------------------------------------------------------------------------
                                                                                      (Thousands of Dollars)
        Financial Results
        Operating revenues                                                      $ 2,956,256             $ 821,819
        Cost of gas                                                               2,688,661               619,275
        ----------------------------------------------------------------------------------------------------------
         Net revenues                                                               267,595               202,544
        Operating costs                                                              88,262                63,291
        Depreciation, depletion, and amortization                                    36,955                34,327
        ----------------------------------------------------------------------------------------------------------
         Operating income                                                       $   142,378             $ 104,926
        ==========================================================================================================
        Other income, net                                                       $     3,967             $  16,412
        ==========================================================================================================
        Cumulative effect of a change in accounting principle                   $    (3,508)            $   3,449
        Income tax                                                                    1,357                 1,334
        ----------------------------------------------------------------------------------------------------------
        Cumulative effect of a change in accounting principle, net of tax       $    (2,151)            $   2,115
        ==========================================================================================================

The Company's operating results increased for the three months ended March 31, 2001 compared to the same period in 2000 primarily due to the acquisition of certain assets from Kinder Morgan, Inc. (KMI) in April 2000 and Dynegy, Inc. (Dynegy) in March 2000 as well as the impact of strong natural gas prices on the production segment. Strong natural gas prices coupled with increased volumes sold resulting from the KMI and Dynegy acquisitions, led to increased revenues, cost of sales and margins. An increase in the average hedged price for the Production segment also led to higher net revenues for the three months ended March 31, 2001 compared to the same period in 2000. Operating costs and depreciation, depletion, and amortization increased primarily due to the KMI and Dynegy acquisitions. Other income, net for the three months ended March 31, 2001 includes approximately $5.4 million in income from equity investments that was partially offset by a charge of $1.5 million related to ongoing litigation costs associated with the terminated acquisition of Southwest. Other income, net decreased for the three months ended March 31, 2001 compared to the same period in 2000 due to the prior period including a $26.7 million gain on the sale of assets which was partially offset by a charge of $6.8 million of previously deferred costs and ongoing litigation costs associated with the terminated acquisition of Southwest, and other charges.

Marketing and Trading

The Marketing and Trading segment purchases, stores, markets and trades natural gas to both the wholesale and retail sectors in 28 states. The acquisition of KMI's marketing and trading operation, in April 2000, expanded firm transport capacity and storage capacity in the mid-continent region. The transport capacity of 1 Bcf per day, allows for trade from the California border, throughout the Rockies, to the Chicago city gate. With total storage capacity of 64 Bcf, withdrawal capability of 2.0 Bcf per day and injection of 1.1 Bcf per day, the Company has direct access to all regions of the country with great flexibility in capturing volatility in the energy markets.

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                     2001               2000
        ----------------------------------------------------------------------------------------------------------
                                                                                      (Thousands of Dollars)
        Financial Results
        Gas sales                                                               $ 2,287,413             $ 448,639
        Cost of gas                                                               2,258,877               433,030
        ----------------------------------------------------------------------------------------------------------
         Gross margin on gas sales                                                   28,536                15,609
        Other revenues                                                                   77                   201
        ----------------------------------------------------------------------------------------------------------
         Net revenues                                                                28,613                15,810
        Operating costs                                                               4,353                 2,539
        Depreciation, depletion, and amortization                                       137                   191
        ----------------------------------------------------------------------------------------------------------
         Operating income                                                       $    24,123             $  13,080
        ==========================================================================================================
        Other income, net                                                       $       668             $       -
        ==========================================================================================================
        Cumulative effect of change in accounting principle, before tax         $         -             $   3,449
        ==========================================================================================================

Gas sales and cost of gas increased in the first quarter of 2001 compared with the same period in 2000, primarily as a result of higher gas prices, increased
volumes sold and increased price volatility.   Marketing and Trading sales
volumes averaged 3.3 Bcf/d for the three months ended March 31, 2001 compared with 1.9 Bcf/d for the same period in 2000 reflecting the increase from the KMI acquisition and colder weather. Gross margin on gas sales increased approximately $12.9 million for the three months ended March 31, 2001 compared to the same period in 2000 due to increased price volatility and volumes sold.

Operating costs increased approximately $1.8 million during the first quarter of 2001 compared to the same period in 2000 due to increased personnel costs resulting from the acquisition of KMI's marketing and trading operations coupled with increases in overall personnel to support the expanded base of marketing and trading activities.

                                                        Three Months Ended
                                                             March 31,
                                                        2001          2000
      ------------------------------------------------------------------------
        Operating Information
        Natural gas volumes (MMcf)                     297,354       170,614
        Gross margin ($/Mcf)                        $    0.095     $   0.091
        Capital expenditures (Thousands)            $       22     $      45
        Total assets (Thousands)                    $1,735,203     $ 331,285
      ------------------------------------------------------------------------


Gross margin per Mcf remained consistent for the three months ended March 31, 2001 with the same period in 2000 as the Company continued to execute on a larger scale its transportation and storage arbitrage strategy that focuses on capturing higher margin sales. The $1.4 billion increase in total assets at March 31, 2001 from March 31, 2000 is due to a $1 billion increase in price risk management assets and a $417 million increase in accounts receivable resulting from increased sales at higher gas prices.

Gathering and Processing

The gathering and processing segment currently operates 20 gas processing plants and has an ownership interest in four gas processing plants. The total processing capacity of plants operated and the Company's proportionate interest in plants not operated by the Company is 2.2 Bcf/d. A total of over 19,300 miles of gathering pipelines support the gas processing plants. The gathering and processing segment has experienced tremendous growth with the acquisition of assets from Dynegy and KMI.

                                                                            Three Months Ended
                                                                                 March 31,
                                                                        2001                    2000
        -------------------------------------------------------------------------------------------------
                                                                              (Thousands of Dollars)
        Financial Results
        Natural gas liquids and condensate sales                        $ 185,387            $ 35,925
        Gas sales                                                         264,736              25,938
        Gathering, compression and dehydration revenues                    21,860               5,116
        Processing revenues                                                 4,471                   -
        Cost of sales                                                     427,367              52,405
        -------------------------------------------------------------------------------------------------
         Gross margin                                                      49,087              14,574
        Other revenues                                                        138               1,466
        -------------------------------------------------------------------------------------------------
         Net revenues                                                      49,225              16,040
        Operating costs                                                    29,177               6,527
        Depreciation, depletion, and amortization                           6,811               2,289
        -------------------------------------------------------------------------------------------------
         Operating income                                               $  13,237            $  7,224
        =================================================================================================
        Other income, net                                               $       -            $ 26,585
        =================================================================================================

Natural gas liquids and condensate sales increased $149.5 million for the three months ended March 31, 2001 compared to the same period in 2000, of which $93.1 million is due to strong market prices and $56.4 million is due to increased volumes sold resulting from the KMI and Dynegy acquisitions. Natural gas sales increased approximately $238.8 million for the three months ended March 31, 2001 compared to the same period in 2000. Higher natural gas prices resulted in a $155.9 million increase and an increase in volumes sold due to the acquisitions resulted in an $82.9 million increase. Gathering, compression and dehydration revenues increased $16.7 million due to increased capacity acquired in the KMI and Dynegy acquisitions. The increase in processing revenues for the three months ended March 31, 2001 compared to the same period in 2000 is due to revenues generated from fee based processing contracts acquired in the KMI acquisition.

The increase in cost of sales for the three months ended March 31, 2001 compared to the same period in 2000 is primarily due to a $231.2 million increase due to higher prices and a $143.8 million increase resulting from increased volumes sold. Gross margin increased $34.5 million for the three months ended March 31, 2001 compared to the prior period in 2000 due to an increase in volumes and higher margin products being sold.

Operating costs increased $22.7 million for the three months ended March 31, 2001 compared to the same period in 2000. Approximately $13.4 million of the increase is due to increased cost of operating the additional assets acquired in the KMI and Dynegy acquisitions and $6 million of the increase is due to increased personnel costs relating to the employees added in these acquisitions. The increase in assets from the Dynegy and KMI acquisitions led to the increase in depreciation, depletion, and amortization.

Other income, net in 2000 included the gain on the sale of the Company's 42.4 percent interest in the Indian Basin gas processing plant and gathering system.

                                                                Three Months Ended
                                                                    March 31,
                                                                2001            2000
        ---------------------------------------------------------------------------------
        Gas Processing Plants Operating Information
        Average NGL price realized ($/Gal)                      $    0.677      $   0.332
        Average gas sales price realized ($/Mcf)                $     7.44      $    2.27
        Total gas gathered (MMbtu/D)                             1,451,989        547,475
        Total gas processed (Mmcf/d)                                 1,074            410
        Natural gas liquids sales (MBbls)                            6,119          2,427
        Natural gas liquids produced (Bbls/d)                       61,535         27,223
        Gas sales (MMcf)                                            35,606         11,448
        Natural Gas Liquids by Component (%)
         Ethane                                                         34             50
         Propane                                                        35             26
         Iso butane                                                      6              4
         Normal butane                                                  14              9
         Natural gasoline                                               11             11
        Contract %
         Percent of Proceeds                                            44             43
         Keep Whole                                                     32             36
         Fee                                                            24             21
        Capital expenditures (Thousands)                        $    7,151      $   4,831
        Total assets (Thousands)                                $1,499,077      $ 624,524
        ---------------------------------------------------------------------------------

Average NGL price realized and average gas sales price realized increased compared to the corresponding previous period due to strong market prices for oil and natural gas. The increased volumes of natural gas gathered, processed, and sold and natural gas liquids sold increased due to the increased processing and fractionation capacity acquired in the KMI and Dynegy acquisitions. These acquisitions increased the Company's processing and fractionation capacity by
1.6 Bcf/d.

Ethane sales as a percentage of total product sales decreased in 2001 compared to the same period in 2000 due to ethane rejection resulting from abnormally high natural gas prices.

Capital expenditures increased for the three months ended March 31, 2001 compared to the corresponding prior period due to increased costs to sustain operations due to having a higher asset base resulting from the KMI and Dynegy acquisitions.

Total assets increased $873 million at March 31, 2001 from March 31, 2000 due primarily to a $324.1 million increase in accounts receivable and a $340 million increase in net property, plant and equipment. The increase in accounts receivable is due to increased sales and higher prices. The increase in net property, plant and equipment is due to the KMI acquisition.

Transportation and Storage

The transportation and storage segment represents the Company's intrastate transmission pipelines and natural gas storage facilities. The Company has four storage facilities in Oklahoma, two in Kansas and three in Texas with a combined working capacity of approximately 58 Bcf. The Company's intrastate transmission pipelines operate in Oklahoma, Kansas and Texas and are regulated by the Oklahoma Corporation Commission (OCC), Kansas Corporation Commission (KCC), and Texas Railroad Commission (TRC), respectively.

                                                                         Three Months Ended
                                                                              March 31,
                                                                        2001             2000
        -------------------------------------------------------------------------------------------
                                                                        (Thousands of Dollars)
        Financial Results
        Transportation revenues                                         $  36,166       $  19,003
        Storage revenues                                                    9,954           7,314
        Cost of fuel                                                       11,056           3,341
        -------------------------------------------------------------------------------------------
         Gross margin on transportation and storage revenues               35,064          22,976
        Gas sales                                                           5,056               -
        Cost of gas                                                         4,586               -
        -------------------------------------------------------------------------------------------
         Gross margin on gas sales                                            470               -
        Other revenues                                                      2,027           1,876
        -------------------------------------------------------------------------------------------
         Net revenues                                                      37,561          24,852
        Operating costs                                                    12,889           8,078
        Depreciation, depletion, and amortization                           4,750           4,193
        -------------------------------------------------------------------------------------------
         Operating income                                               $  19,922       $  12,581
        ===========================================================================================
        Other income (loss), net                                        $    (841)      $   1,229
        ===========================================================================================

Transportation revenues increased $17.2 million for the three months ended March 31, 2001 compared to the same period in 2000 of which $9.4 million is due to increased volumes transported and retained fuel volumes resulting from the KMI acquisition and $6.5 million is due to the increased price of retained fuel. Storage revenues increased $2.6 million for the three months ended March 31, 2001 compared to the same period in 2000 due to increased storage capacity acquired in the KMI acquisition. Cost of fuel increased $7.7 million for the three months ended March 31, 2001 compared to the same period in 2000 due to higher gas prices associated with retained fuel. The $12.1 million increase in gross margin for the three months ended March 31, 2001 compared to the same period in 2000, is primarily due to higher margin on sales resulting from the KMI acquisition, higher gas prices associated with retained fuel and increased storage revenues. Gross margin on gas sales relate to merchant gas sales by WesTex that was acquired in April 2000.

Operating costs increased $4.8 million for the three months ended March 31, 2001 compared to the same period in 2000 primarily as a result of increased costs of operating additional assets and increased personnel costs resulting from the KMI acquisition.

                                                     Three Months Ended
                                                          March 31,
                                                      2001          2000
        --------------------------------------------------------------------
        Operating Information
        Volumes transported (MMcf)                 159,845         113,422
        Transportation rate ($/Mcf)             $    0.133      $    0.123
        Working gas in storage (MMcf)                9,808           8,263
        Capital expenditures (Thousands)        $   10,814      $    7,603
        Total assets (Thousands)                $  636,633      $  407,322
        --------------------------------------------------------------------

Volumes transported increased 46,423 MMcf for the three months ended March 31, 2001 compared to the same period in 2000 primarily due to the increase in transportation throughput acquired in the KMI acquisition and increased volumes transported due to colder weather in the first quarter of 2001 compared to the same period in 2000. This acquisition increased transportation throughput by an average of 635 MMcf/d.

Working gas in storage represents both Company owned and third party gas available to be withdrawn from the storage facilities while maintaining the facilities' operating integrity. The Company's storage levels are approximately
16.9 percent and 17.2 percent full, at March 31, 2001 and 2000, respectively. The five year average is 40.5 percent full. The low storage level at March 31, 2001 is due to the increased demand for natural gas associated with the colder than normal winter and the higher than normal natural gas prices during the first quarter.

Capital expenditures increased for the three months ended March 31, 2001 compared to the same period in 2000 due to sustaining an increased asset base. Total assets increased at March 31, 2001 compared to March 31, 2000 due to a $220 million increase in net property, plant and equipment resulting from the acquisition of the KMI assets in April 2000.

Distribution

The Distribution segment provides natural gas distribution services in Oklahoma and Kansas. The Company's operations in Oklahoma are primarily conducted through Oklahoma Natural Gas (ONG) which serves residential, commercial, and industrial customers and leases pipeline capacity. The Company's operations in Kansas are conducted through Kansas Gas Service (KGS) which serves residential, commercial, and industrial customers. The Distribution segment serves about 80 percent of Oklahoma and about 72 percent of Kansas. ONG is subject to regulatory oversight by the OCC. KGS is subject to regulatory oversight by the KCC.

An Order received in May 2000 from the OCC, provided for a $20 million net revenue reduction in rates which will be offset by an annual reduction in depreciation expense of $11.4 million. Pursuant to this Order, the Oklahoma assets and customers of KGS were transferred to ONG. This Order also adjusted rates for the removal of the gathering and storage assets no longer included in base rates and provided for the recovery of gas purchase, operations and maintenance expenses and line losses through a rider rather than base rates.

                                                           Three Months Ended
                                                                March 31,
                                                          2001            2000
        --------------------------------------------------------------------------
                                                         (Thousands of Dollars)
        Financial Results
        Gas sales                                       $  737,716      $  357,690
        Cost of gas                                        621,136         245,191
        --------------------------------------------------------------------------
         Gross margin                                      116,580         112,499
        PCL and ECT Revenues                                18,130          18,851
        Other revenues                                       6,062           4,081
        --------------------------------------------------------------------------
         Net revenues                                      140,772         135,431
        Operating costs                                     58,065          49,754
        Depreciation, depletion, and amortization           16,977          18,571
        --------------------------------------------------------------------------
         Operating income                               $   65,730      $   67,106
        ==========================================================================

Gas sales and cost of gas increased for the three months ended March 31, 2001 compared to the same period in 2000 primarily due to increased gas costs. Gross margin on gas sales increased $4.1 million for the three months ended March 31, 2001 compared to the same period in 2000 primarily due to an increase in the number of customers served resulting in an increase in customer service revenue and increased revenue from a gathering and line loss rider. The increase in margin for ONG was partially offset by the impact of the temperature adjustment
clause during a period when weather was colder than normal.   KGS' margins
increased slightly due to an increase in volumes sold and the impact of weather normalization. Weather was colder than normal for the three months ended March 31, 2001, accordingly, margins for customers whose rates are weather normalized were adjusted to reflect the impact of normal weather. However, during the three months ended March 31, 2000, KGS did not have weather normalized rates and the weather was warmer than normal during this period.

Operating costs increased $8.3 million for the three months ended March 31, 2001 compared to the same period in 2000, primarily as a result of increased bad debts due to the strong natural gas prices during the period.

                                                Three Months Ended
                                                      March 31,
                                                2001            2000
        --------------------------------------------------------------
        Gross Margin per Mcf
        Oklahoma
         Residential                            $1.99           $1.95
         Commercial                             $1.93           $2.04
         Industrial                             $1.05           $1.20
         Pipeline capacity leases               $0.31           $0.27
        Kansas
         Residential                            $1.53           $1.93
         Commercial                             $1.31           $1.64
         Industrial                             $1.41           $1.83
         End-use customer transportation        $0.73           $0.67
        --------------------------------------------------------------

Residential gross margin per Mcf for the Oklahoma customers increased due to the increase in the number of customers which was partially offset due to lower tariff rates effective June 2000. The decrease in Oklahoma's gross margin per Mcf for commercial and industrial customers is primarily due to reduced tariff rates. Gross margin per Mcf for the Kansas residential, commercial, and industrial customers decreased for the three months ended March 31, 2001 compared to the same period in 2000 primarily as a result of a KCC-ordered reduction in rates that occurred in July 2000.

                                                   Three Months Ended
                                                        March 31,
                                                  2001             2000
        -------------------------------------------------------------------
        Operating Information
        Average Number of Customers              1,478,225       1,442,457
        Capital expenditures (Thousands)        $   27,178      $   22,069
        Total Assets (Thousands)                $2,004,305      $1,761,383
        Customers per employee                         583             553
        -------------------------------------------------------------------


Total assets increased $242.9 million at March 31, 2001 compared to the same period in 2000 due to a $219.9 million increase in accounts receivable and an $84.1 million increase in unrecovered purchased gas costs. The increase in accounts receivable and unrecovered purchased gas costs is due to the increase in natural gas prices and an increase in volumes sold. Customers per employee for the three months ended March 31, 2001 increased compared to the same period a year ago due to an increase in the number of customers and a decrease in the number of employees. The number of employees decreased due to normal attrition. Although the number of employees decreased, the Company has maintained quality customer service.

                                                  Three Months Ended
                                                       March 31,
                                                   2001        2000
        --------------------------------------------------------------
        Volumes (MMcf)
        Gas sales
         Residential                               53,772     51,389
         Commercial                                20,869     18,808
         Industrial                                 1,951      2,082
        --------------------------------------------------------------
          Total volumes sold                       76,592     72,279
        PCL and ECT                                40,749     51,903
        --------------------------------------------------------------
          Total volumes delivered                 117,341    124,182
        ==============================================================

Total residential and commercial volumes increased for the three months ended March 31, 2001 compared to the same period in 2000 due to colder weather and an increase in the number of customers. PCL and ECT volumes decreased for the three months ended March 31, 2001 compared to the same period a year ago due to certain PCL customers curtailing manufacturing due to the strong natural gas prices and lower as available gas sales due to higher demand by residential and commercial customers. These decreases in volumes were partially offset by more customers qualifying for PCL and ECT rates due to a reduction in the minimum capacity requirements pursuant to regulatory orders.

Certain costs to be recovered through the rate making process have been recorded as regulatory assets in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation". As services continue to unbundle, certain of these assets may no longer meet the criteria of a regulatory asset, and accordingly, a write-off of regulatory assets and stranded costs may be required. The Company's most recent Orders did not change the recoverability of regulatory assets. The Company has been authorized to recover transition costs incurred due to natural gas industry restructuring. An initial amount of $1.8 million has been authorized. This recovery level will be updated annually. Accordingly, the Company does not anticipate that write-off of costs, if any, will be material.

Production

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                   2001           2000
        -----------------------------------------------------------------------------------------------------
        Financial Results
        Natural gas sales                                                       $   26,553      $  16,176
        Oil sales                                                                    2,653          2,412
        Other revenues                                                                  80            243
        -----------------------------------------------------------------------------------------------------
         Net revenues                                                               29,286         18,831
        Operating costs                                                              7,805          5,646
        Depreciation, depletion, and amortization                                    7,585          8,462
        -----------------------------------------------------------------------------------------------------
         Operating income                                                       $   13,896      $   4,723
        =====================================================================================================
        Other income, net                                                       $    5,110      $   1,174
        =====================================================================================================
        Cumulative effect of change in accounting principle, before tax         $   (3,508)     $       -
        =====================================================================================================

Natural gas sales increased $10.4 million for the three months ended March 31, 2001 compared to the same period in 2000, due to the increase in gas prices.
The average realized price of natural gas was $4.34/Mcf and $2.32/Mcf for the first quarter of 2001 and 2000, respectively. The increase in average realized price is due to higher natural gas prices, net of hedging effects, in 2001 compared to 2000. The increase in prices led to $14.1 million increase in revenues which was partially offset by the reduction in natural gas sales volumes. Natural gas sales volumes decreased due to normal production declines. The increase in oil sales for the three months ended March 31, 2001 compared to the same period in 2000, is due to the increase in average realized sales price resulting from higher market prices.

Operating costs increased $2.2 million for the three months ended March 31, 2001 compared to the same period in 2000, due to increased production taxes resulting from higher natural gas and oil prices. Production taxes are calculated based on wellhead price rather than realized price. The decrease in depreciation, depletion, and amortization is due to natural declines in production.

                                                          Three Months Ended
                                                              March 31,
                                                          2001          2000
        ------------------------------------------------------------------------
        Operating Information
        Proved reserves
         Gas (MMcf)                                        252,582      249,871
         Oil (MBbls)                                         4,173        4,075
        Production
         Gas (MMcf)                                          6,122        6,975
         Oil (MBbls)                                            95          128
        Average realized price
         Gas (MMcf)                                     $     4.34    $    2.32
         Oil (MBbls)                                    $    27.78    $   18.82
        Capital expenditures (Thousands)                $   11,261    $   8,212
        Total assets (Thousands)                        $  366,122    $ 354,947
        ------------------------------------------------------------------------


The Production segment added 3.6 Bcfe of reserves compared to December 31, 2000, and produced 6.7 Bcfe for the three months ended March 31, 2001. The reserve additions are 3.7 Bcfe proved developed, 1.1 Bcfe proved behind pipe, 7.0 Bcfe proved undeveloped. In addition, there was a 7.8 Bcfe of downward proved reserve adjustments and .40 Bcfe of dispositions. Capital expenditures reflected above include current drilling or completion projects with reserves yet to be assigned.

Average realized price, above, reflects the impact of hedging activities.

Power

The Company created the Power segment on January 1, 2001, to include the operating results of the peak electric generating plant the Company is in the process of constructing. The Company will sell electricity generated from the plant during peak demand periods. For the three months ended March 31, 2001, the Power segment's operating results were diminimis due to the fact that construction of the plant is ongoing, thus operations have not commenced. The plant is expected to be operational in mid-May 2001. For the three months ended March 31, 2001, capital expenditures relating to the construction of the electric generating plant were $28.4 million compared to $9.5 million for the same period in 2000.

C.  Financial Flexibility and Liquidity

Operating Cash Flows

Operating cash flows for the three months ended March 31, 2001, as compared to the same period one year ago, were $359.4 million compared to $268.7 million. Cash flow from operating activities was positively impacted in the current year as a result of an increase in accounts receivables collected for the three months ended March 31, 2001 compared to the same period in 2000 and decreased deposits. These decreases were partially offset by increased payments of accounts payable and an increase in unrecovered purchased gas costs for the three months ended March 31, 2001 compared to the same period in 2000. The significant changes in working capital accounts was primarily the result of increased activity resulting from the Kinder Morgan and Dynegy acquisitions and the strong natural gas prices.

Investing Cash Flows

Cash paid for capital expenditures and acquisitions was $91 million and $0.6 million for the three months ended March 31, 2001, respectively. Capital expenditures include $28.4 million for construction of an electric generating plant. For the same period one year ago, capital expenditures were $53.6 million and acquisitions were $305.5 million. Capital expenditures for the three months ended March 31, 2000 relating to the construction of an electric generating plant were $9.5 million. The increase in capital expenditures for the three months ended March 31, 2001 compared to the same period in 2000 is primarily attributable to increased cost of sustaining a higher asset base due to the KMI and Dynegy acquisitions in April and March 2000, respectively.

Financing Cash Flows

The Company's capitalization structure is 40 percent equity and 60 percent debt (including short-term debt) at March 31, 2001, compared to 36 percent equity and 64 percent debt at December 31, 2000. At March 31, 2001, $1.74 billion of long-term debt was outstanding. As of that date, the Company could have issued $0.9 billion of additional long-term debt under the most restrictive provisions contained in its various borrowing agreements. The increase in debt, incurred to finance acquisitions, has led to a significant increase in interest costs for the three months ended March 31, 2001 compared to the same period in 2000.

In April 2001, the Company issued $400 million of ten year, 7.125 percent, fixed rate notes to pay off short-term debt. As a result, the short-term debt has been classified as long-term in the financial statements.

The Board of Directors has authorized up to $1.2 billion of short and intermediate term financing to be secured as necessary for the operation of the corporation and its subsidiaries. The Company has an $800 million Revolving Credit Facility with Bank of America, N.A. and other financial institutions with a maturity date of June 30, 2001, which the Company intends to renew. This credit facility is primarily used as a commercial paper back up and to replace the previously existing $600 million Revolving Credit Facility dated July 2, 1999, that matured on June 30, 2000 and the $200 million Revolving Credit Facility entered into in March 2000 that was terminated on June 1, 2000. The $100 million Revolving Credit Facility that expired on March 31, 2001 was not renewed. At March 31, 2001, $189.6 million of commercial paper was outstanding. Under the terms of the Revolving Credit Facility, the Company could borrow an additional $610.4 million.

Although cash provided by operating activities continues as the primary source for meeting day-to-day cash requirements, due to seasonal fluctuations, acquisitions, and additional capital requirements, the Company accesses funds through commercial paper, and short-term credit agreements and, if necessary, through long-term borrowing.

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

The OCC staff recommended to the OCC that ONG's unrecovered purchased gas cost
(UPGC) clause be suspended because ONG allegedly failed to "act prudently" in acquiring its gas supply for the 2000/2001 heating season resulting in an alleged $72.1 million in excess charges to ratepayers through March 31, 2001. If the OCC staff is successful, the Company would not be allowed to recover approximately $72.1 million in UPGC which could have a material adverse effect on the Company's operations, cash flow, and financial position. The Company believes that the OCC staff's recommendation is without merit and is defending itself vigorously against this recommendation.

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

To minimize the impact of weather on the Distribution segment's operations, the Company has used weather derivative swaps to manage the risk of fluctuations in heating degree days (HDD) during the heating season. Under the weather derivative swap agreements, the Company receives a fixed payment per degree day below the contracted normal HDD and pays a fixed amount per degree day above the contracted normal HDD. The swaps contain a contract cap that limits the amount either party is required to pay. At March 31, 2001, the Company is not a party to any weather derivative swaps.

In the past, the Kansas Gas Service used derivative instruments to hedge the cost of some anticipated gas purchases during the winter heating months to protect their customers from upward volatility in the market price of natural gas. At March 31, 2001, KGS did not have any derivative instruments in place to hedge the cost of gas purchases.

Interest Rate Risk - The Company is subject to the risk of fluctuation in interest rates in the normal course of business. The Company manages interest rate risk through the use of fixed rate debt, floating rate debt and at times interest rate swaps. The Company had no interest rate swaps at March 31, 2001. At March 31, 2001, a hypothetical 10 percent change in interest rates would result in an annual $1.8 million change in interest costs related to short-term and floating rate debt based on principal balances outstanding at this date.

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

At March 31, 2001, the Company's estimated potential one-day favorable or unfavorable impact on future earnings, as measured by the value-at-risk, using a 95 percent confidence level and diversified correlation assuming one day to liquidate positions is immaterial for both its trading and non-trading portfolios.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

ONEOK, Inc. v. Southern Union Company, No. 99-CV-0345-H(M), United States
-------------------------------------
District Court for the Northern District of Oklahoma, transferred, No. CIV-00-1812-PHX-ROS, in the United States District Court for the District of Arizona. On March 30, 2001, Southern Union Company ("Southern Union") filed a motion to consolidate this action with Case No. CIV-99-1294-PHX-ROS, discussed below. ONEOK filed a response on April 13, 2001, stating that it has no objection to the consolidation of Case Nos. CIV-00-1812-PHX-ROS, CIV-99-1294-PHX-ROS, and CIV-00-1775-PHX-ROS, but the actions should be consolidated into the first-filed of the three cases, Case No. CIV-00-1812-PHX-ROS, and alternatively, that if the cases are consolidated with Case No. CIV-99-1294-PHX-ROS, then ONEOK should be aligned as a plaintiff in the consolidated action.

Southern Union Company v. Southwest Gas Corporation, et al., No. CIV-99-1294-
-----------------------------------------------------------
PHX-ROS, United States District Court for the District of Arizona. On August 24, 2000, ONEOK and all the other defendants filed motions to dismiss the claims asserted by Southern Union in its Second Amended Complaint. On December 15, 2000, the Court withdrew its previous order of August 28, 2000, and granted the motions of ONEOK and Southwest Gas Corporation ("Southwest") to dismiss the federal RICO claims made by Southern Union on the ground that they were precluded by the Private Securities Litigation Reform Act. Motions have been filed to apply the Court's December 15 ruling to the other defendants and to Southern Union's state RICO claims. On December 28, 2000, Southern Union filed a motion for reconsideration of the Court's December 15 ruling; on April 23, 2001, the Court entered an order requiring responses to that motion to be filed by May 4, 2001, and a reply to those responses to be filed by May 11, 2001. On January 12, 2001, the Special Master heard oral argument on the remaining motions to dismiss, and on March 21, 2001, entered a report and recommendation that Judge Silver deny all of those motions (with the exception of defendant Thomas Y. Hartley's motion to dismiss Southern Union's fraudulent inducement claim, which the Special Master recommended should be granted); Objections to the report and recommendations of the Special Master recommending that Judge Silver deny all of the motions to dismiss the claims asserted by Southern Union in its Second Amended Complaint (with the exception of defendant Thomas Y. Hartley's motion to dismiss Southern Union's fraudulent inducement claim against him) were filed by ONEOK and other defendants on April 6, 2001 (Messrs. Dubay and Gaberino joined ONEOK's objections on April 9, 2001); Southern Union responded to the objections on April 18, 2001, and on April 23, 2001, the Court scheduled a hearing on the objections for May 11, 2001. On May 7, 2001, the Court entered an order setting the case for trial commencing on November 5, 2001. On March 27, 2001, Case Nos. CIV-00-0119-PHX-ROS and CIV-00-0452-PHX-ROS were consolidated with this action. Discovery in the case is ongoing.

ONEOK, Inc. v. Southwest Gas Corporation, No. 00-CV-063-H(E), United States
----------------------------------------
District Court for the Northern District of Oklahoma, transferred, No. CIV-00-1775-PHX-ROS, United States District Court for the District of Arizona. Southwest's amended response to ONEOK's First Amended Complaint was filed on May 7, 2001. On March 30, 2001, Southern Union (though not a party to this action) filed a motion to consolidate this action with Case No. CIV-99-1294-PHX-ROS, discussed above. ONEOK filed a response on April 13, 2001, stating that it has no objection to the consolidation of Case Nos. CIV-00-1812-PHX-ROS, CIV-99-1294-PHX-ROS, and CIV-00-1775-PHX-ROS, but the actions should be consolidated into the first-filed of the three cases, Case No. CIV-00-1812-PHX-ROS, and alternatively, that if the cases are consolidated with Case No. CIV-99-1294-PHX-ROS, then ONEOK should be aligned as a plaintiff in the consolidated action. Discovery in the case is ongoing.

Southwest Gas Corporation v. ONEOK, Inc., CIV-00-0119-PHX-ROS, United States
----------------------------------------
District Court for the District of Arizona. ONEOK's response to Southwest's Complaint, including counterclaims against Southwest, was filed on April 16, 2001. On March 27, 2001, this case was consolidated with Case No. CIV-99-1294-PHX-ROS, discussed above. Discovery in the case is ongoing.

Cause PUD 01-57, Oklahoma Corporation Commission. In February, the Oklahoma Corporation Commission (OCC) Staff filed an Application to review ONG's procurement practices for 1999/2000 and 2000/2001 heating seasons. On May 11, 2001, the OCC Staff filed testimony concluding that ONG failed to act prudently in acquiring its gas supply for the winter of 2000/2001 resulting in an alleged $72,060,004 in excess charges to ratepayers through March 31, 2001. The Staff alleges that approximately $57,000,000 of the $72,060,004 is a result of ONG's failure to utilize gas storage services. The Staff also recommended that the unrecovered purchased gas cost be suspended until further order of the OCC. ONG will file its testimony in response on May 30, 2001. A hearing to set an interim order in this matter is scheduled for June 25-26, 2001. It is the intent of the OCC to then enter an interim order in this matter, pending resolution of issues related to discovery from the unregulated affiliates of ONG (ONEOK Energy Marketing & Trading [OEMT] and ONEOK Gas Storage Company [OGS]). OEMT and OGS have declined to respond to discovery from the OCC Staff that is unrelated to their transactions with ONG. The OCC Staff has filed contempt proceedings against OEMT and OGS, and OEMT and OGS have filed for a writ of prohibition in the Oklahoma Supreme Court (Case No. 96115). The parties are awaiting the Court's decision. At the present time, the Company is unable to estimate the possible loss, if any, associated with this matter. The Company believes that the Staff's recommendation is without merit and ONG is defending itself vigorously against this recommendation.

For additional information regarding the Company's legal proceedings, see the Company's Form 10-K for the period ended December 31, 2000.

Item 6. Exhibits

(A)     Documents Filed as Part of this Report

(4)(a) Eighth Supplemental Indenture dated April 6, 2001 between ONEOK, Inc. and The Chase Manhattan Bank, formerly Chase Bank of Texas.

(12) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirement for the three months ended March 31, 2001 and 2000.

(12)(a) Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2001 and 2000.

(B)     Reports on Form 8-K

        None.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May 2001.




                                       ONEOK, Inc.
                                       Registrant



                                       By: /s/ Jim Kneale
                                           ----------------------------------
                                           Jim Kneale
                                           Senior Vice President, Treasurer and
                                           Chief Financial Officer
                                           (Principal Financial Officer)