Form 10-Q
period 2001-06-30
ONEOK INC /NEW/
filed 2001-08-13
CIK 1039684

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---                              ACT OF 1934

                 For the quarterly period ended June 30, 2001.
                                                -------------

                                      OR


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---                             ACT OF 1934
               For the transition period from                 to
                                              ----------------

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

Common stock, with par value of $0.01 - 59,568,895 shares outstanding at August 9, 2001.

                                  ONEOK, Inc.

                         QUARTERLY REPORT ON FORM 10-Q

Part I.     Financial Information                                       Page No.

Item 1.     Financial Statements (Unaudited)

            Consolidated Statements of Income -
            Three and Six Months Ended June 30, 2001 and 2000                  3

            Consolidated Balance Sheets -
            June 30, 2001 and December 31, 2000                              4-5

            Consolidated Statements of Cash Flows -                            6
            Six Months Ended June 30, 2001 and 2000

            Notes to Consolidated Financial Statements                      7-16

Item 2.     Management's Discussion and Analysis of                        17-29
            Financial Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures about Market Risk        30

Part II.    Other Information

Item 1.     Legal Proceedings                                              31-32

Item 4.     Submission of Matters to a Vote of Security Holders               33

Item 6.     Exhibits and Reports on Form 8-K                                  34

Signatures

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

ONEOK, Inc. and Subsidiaries
CONSOLIDATED  STATEMENTS OF INCOME

                                                                    Three Months Ended              Six Months Ended
                                                                         June 30,                       June 30,
(Unaudited)                                                        2001            2000            2001              2000
----------------------------------------------------------------------------------------------------------------------------
                                                                     (Thousands of Dollars, except per share amounts)
Operating Revenues                                              $1,402,399      $1,383,530      $4,359,323        $2,205,349
Cost of gas                                                      1,208,355       1,192,783       3,897,016         1,812,058
----------------------------------------------------------------------------------------------------------------------------
Net Revenues                                                       194,044         190,747         462,307           393,291
----------------------------------------------------------------------------------------------------------------------------

Operating Expenses
Operations and maintenance                                          69,268          67,437         141,465           118,489
Depreciation, depletion, and amortization                           37,856          37,161          74,811            71,488
General taxes                                                       14,978          12,116          31,043            24,355
----------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                           122,102         116,714         247,319           214,332
----------------------------------------------------------------------------------------------------------------------------
Operating Income                                                    71,942          74,033         214,988           178,959
----------------------------------------------------------------------------------------------------------------------------
Other income, net                                                      566           1,082           3,865            17,494
Interest expense                                                    36,249          28,343          73,784            50,328
Income taxes                                                        12,651          19,610          54,451            58,056
----------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of a change in                      23,608          27,162          90,618            88,069
    accounting principle
Cumulative effect of a change in                                         -               -          (2,151)            2,115
    accounting principle, net of tax (Notes I and K)
----------------------------------------------------------------------------------------------------------------------------
Net Income                                                          23,608          27,162          88,467            90,184
Preferred stock dividends                                            9,275           9,275          18,550            18,550
----------------------------------------------------------------------------------------------------------------------------
Income Available for Common Stock                               $   14,333      $   17,887      $   69,917        $   71,634
============================================================================================================================
Earnings Per Share of Common Stock (Note E)
Basic                                                           $     0.20      $     0.23      $     0.74        $     0.76
============================================================================================================================
Diluted                                                         $     0.20      $     0.23      $     0.74        $     0.76
============================================================================================================================
Average Shares of Common Stock (Thousands)
 Basic                                                              99,407          98,284          99,311            98,330
 Diluted                                                            99,733          98,292          99,665            98,334

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                     June 30,           December 31,
(Unaudited)                                           2001                 2000
------------------------------------------------------------------------------------
                                                       (Thousands of Dollars)
Assets
Current Assets
 Cash and cash equivalents                         $      242             $      249
 Trade accounts and notes receivable                  671,416              1,627,714
 Materials and supplies                                17,494                 18,119
 Gas in storage                                        78,347                 72,979
 Deferred income taxes                                  6,861                 10,425
 Unrecovered purchased gas costs                       81,815                  1,578
 Assets from price risk management                    834,815              1,416,368
  activities
 Deposits                                              83,630                120,800
 Other current assets                                  26,587                 71,906
------------------------------------------------------------------------------------
Total Current Assets                                1,801,207              3,340,138
------------------------------------------------------------------------------------

Property, Plant and Equipment
 Marketing and Trading                                  3,192                  2,795
 Gathering and Processing                           1,008,103              1,001,994
 Transportation and Storage                           778,538                758,019
 Distribution                                       1,916,051              1,860,181
 Production                                           455,372                428,701
 Power                                                115,852                 75,891
 Other                                                 77,246                 64,056
-----------------------------------------------------------------------------------

  Total Property, Plant and Equipment               4,354,354              4,191,637
Accumulated depreciation, depletion,                1,172,492              1,110,803
 and amortization
------------------------------------------------------------------------------------
  Net Property, Plant and Equipment                 3,181,862              3,080,834
------------------------------------------------------------------------------------

Deferred Charges and Other Assets
 Regulatory assets, net (Note B)                      231,968                238,605
 Goodwill                                             117,934                 92,909
 Assets from price risk management                    402,044                405,666
  activities
 Investments and other                                200,682                202,193
------------------------------------------------------------------------------------
  Total Deferred Charges and Other Assets             952,628                939,373
------------------------------------------------------------------------------------
   Total Assets                                    $5,935,697             $7,360,345
====================================================================================

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                   June 30,            December 31,
(Unaudited)                                          2001                 2000
-----------------------------------------------------------------------------------
                                                       (Thousands of Dollars)
Liabilities and Shareholders' Equity
Current Liabilities
 Current maturities of long-term debt              $  250,000             $   10,767
 Notes payable                                        433,356                824,106
 Accounts payable                                     527,058              1,247,519
 Dividends Payable                                      9,232                      -
 Accrued taxes                                          8,865                  8,735
 Accrued interest                                      33,921                 24,161
 Customers' deposits                                   18,782                 18,319
 Liabilities from price risk management               652,457              1,296,041
  activities
 Other                                                 57,650                 96,913
------------------------------------------------------------------------------------
  Total Current Liabilities                         1,991,321              3,526,561
------------------------------------------------------------------------------------

Long-term Debt, excluding current                   1,494,394              1,336,082
 maturities
Deferred Credits and Other Liabilities
 Deferred income taxes                                397,454                382,363
 Liabilities from price risk management               452,301                543,278
  activities
 Lease obligation                                     128,491                137,131
 Other deferred credits                               195,947                209,973
------------------------------------------------------------------------------------
  Total Deferred Credits and Other                  1,174,193              1,272,745
    Liabilities
------------------------------------------------------------------------------------
 Total Liabilities                                  4,659,908              6,135,388
------------------------------------------------------------------------------------
Commitments and Contingencies (Note F)
Shareholders' Equity
 Convertible preferred stock, $0.01 par value:
 Series A authorized 20,000,000 shares; issued and
 outstanding 19,946,448 shares at June 30, 2001
 and December 31, 2000                                    199                    199
Common stock, $0.01 par value:
 authorized 300,000,000 shares; issued 63,438,441 shares
  and outstanding 59,559,936 shares at June 30, 2001;
  issued 63,198,610 shares and outstanding 59,176,550
  shares at December 31, 2000                             634                    632
 Paid in capital (Note H)                             901,332                895,352
 Unearned compensation                                 (2,479)                (1,128)
 Accumulated other comprehensive income                 1,954                      -
 (Note J)
 Retained earnings                                    430,060                387,789
 Treasury stock at cost: 3,878,505 shares
  at June 30, 2001;
  and 4,022,060 shares at December 31, 2000           (55,911)               (57,887)
------------------------------------------------------------------------------------
Total Shareholders' Equity                          1,275,789              1,224,957
------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity         $5,935,697             $7,360,345
====================================================================================


ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended
                                                                                         June 30,
(Unaudited)                                                                      2001                 2000
-------------------------------------------------------------------------------------------------------------
                                                                                (Thousands of Dollars)
Operating Activities
 Net income                                                                    $  88,467            $  90,184
 Depreciation, depletion, and amortization                                        74,811               71,488
 Gain on sale of assets                                                           (1,120)             (27,050)
 Gain on sale of equity investments                                                 (758)                   -
 Income from equity investments                                                   (6,209)              (2,801)
 Deferred income taxes                                                            16,582               13,320
 Amortization of restricted stock                                                    627                  324
 Changes in assets and liabilities:
  Accounts and notes receivable                                                  956,298             (469,977)
  Inventories                                                                     (4,743)              40,353
  Unrecovered purchased gas costs                                                (80,237)              12,863
  Deposits                                                                        37,170              (28,766)
  Accounts payable and accrued liabilities                                      (652,369)             544,582
  Price risk management assets and liabilities                                  (149,386)             (15,816)
  Other assets and liabilities                                                   (24,821)             (30,730)
-------------------------------------------------------------------------------------------------------------
  Cash Provided by Operating Activities                                          254,312              197,974
------------------------------------------------------------------------------------------------------------
Investing Activities
 Changes in other investments, net                                                 1,504                 (830)
 Acquisitions                                                                    (15,337)            (460,472)
 Capital expenditures                                                           (173,990)            (125,356)
 Proceeds from sale of property                                                    7,911               60,659
 Proceeds from sale of equity investment                                           7,425                    -
-------------------------------------------------------------------------------------------------------------
  Cash Used in Investing Activities                                             (172,487)            (525,999)
------------------------------------------------------------------------------------------------------------

Financing Activities
 Payments of notes payable, net                                                 (390,750)            (215,139)
 Change in bank overdraft                                                        (57,739)              28,985
 Issuance of debt                                                                400,000              589,429
 Payment of debt                                                                  (2,455)             (21,395)
 Issuance of common stock                                                          5,169                    -
 Issuance (acquisition) of treasury stock, net                                       839              (10,181)
 Dividends paid                                                                  (36,896)             (36,609)
-------------------------------------------------------------------------------------------------------------
  Cash Provided by (Used In) Financing Activities                                (81,832)             335,090
-------------------------------------------------------------------------------------------------------------

   Change in Cash and Cash Equivalents                                                (7)               7,065
   Cash and Cash Equivalents at Beginning of Period                                  249                   72
-------------------------------------------------------------------------------------------------------------
   Cash and Cash Equivalents at End of Period                                  $     242            $   7,137
=============================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                          ONEOK, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.  Summary of Significant Accounting Policies

Interim Reporting - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The interim consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for a twelve-month period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

Derivative Instruments and Hedging Activities - On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133), as amended by Statements 137 and 138. See Note I in the Notes to Consolidated Financial Statements.

Reclassifications - Certain amounts in the consolidated financial statements have been reclassified to conform to the current presentation.

B.    Regulatory Assets

The following table is a summary of the Company's regulatory assets, net of amortization.

                                              June 30,           December 31,
                                                2001                 2000
------------------------------------------------------------------------------
                                                    (Thousands of Dollars)
Recoupable take-or-pay                           $ 76,772             $ 79,324
Pension costs                                      13,215               15,306
Postretirement costs other than pension            60,352               61,069
Transition costs                                   21,899               22,199
Reacquired debt costs                              22,780               23,209
Income taxes                                       29,194               30,727
Other                                               7,756                6,771
------------------------------------------------------------------------------
Regulatory assets, net                           $231,968             $238,605
==============================================================================



C.   Capital Stock

On January 18, 2001, the Company's Board of Directors approved, and on May 17, 2001, the shareholders of the Company voted in favor of, a two-for-one common stock split, which was effected through the issuance of one additional share of common stock for each share of common stock outstanding to holders of record on May 23, 2001, with distribution of the shares on June 11, 2001. The Company retained the current par value of $.01 per share for all shares of common stock. Shareholders' equity reflects the stock split by reclassifying from Paid in Capital to Common Stock an amount equal to the cumulative par value of the additional shares issued to effect the split. All share and per share amounts contained herein for all periods presented reflect this stock split.
Outstanding convertible preferred stock is assumed to convert to common stock on a two-for-one basis in the calculations of earnings per share.

D.  Supplemental Cash Flow Information

The following table is supplemental information relative to the Company's cash flows.

                                                                Six Months Ended
                                                                     June 30,
                                                             2001                  2000
-------------------------------------------------------------------------------------------
                                                              (Thousands of Dollars)
Cash paid during the period
 Interest (including amounts capitalized)                     $64,024             $  35,932
 Income taxes                                                 $12,666             $   3,651
Noncash transactions
 Treasury stock transferred to compensation plans             $     -             $      61
Acquisitions
 Property, plant and equipment                                $   837             $ 782,970
 Current assets                                                     -                74,012
 Current liabilities                                                -               (20,996)
 Goodwill                                                      14,500                14,459
 Lease obligation                                                   -              (139,000)
 Price risk management activities                                   -              (239,660)
 Deferred credits                                                   -               (11,313)
-------------------------------------------------------------------------------------------
  Cash paid - Acquisitions                                    $15,337             $ 460,472
===========================================================================================


Additions to goodwill are due to final purchase price adjustments related to the Kinder Morgan acquisition.

E.  Earnings per Share Information

In accordance with an announcement of the Financial Accounting Standards Board's Staff at the Emerging Issues Task Force meeting in April 2001, codified as EITF Topic No. D-95 (Topic D-95), the Company revised its computation of earnings per common share (EPS). In accordance with Topic D-95, the dilutive effect of the Company's Series A Convertible Preferred Stock is now considered in the computation of basic EPS, utilizing the "if-converted" method. Under the Company's "if-converted" method, the dilutive effect of the Series A Convertible Preferred Stock on EPS cannot be less than the amount that would result from the application of the "two-class" method of computing EPS. The "two-class" method is an earnings allocation formula that determines EPS for the common stock and the participating Series A Convertible Preferred Stock according to dividends declared and participating rights in the undistributed earnings. The Series A Convertible Preferred Stock is a participating instrument with the Company's common stock with respect to the payment of dividends. For all periods presented, the "two-class" method resulted in additional dilution. Accordingly, EPS for such periods reflects this further dilution. The Company restated the EPS amounts for the three and six months ended June 30, 2000 to be consistent with the revised methodology.

The following is a reconciliation of the basic and diluted EPS computations.

                                                   Three Months Ended June 30, 2001
                                                                                  Per Share
                                                    Income          Shares         Amount
---------------------------------------------------------------------------------------------
                                                  (Thousands, except per share amounts)
Basic EPS
   Income available for common stock                    $14,333        59,515
   Convertible preferred stock                            9,275        39,892
                                              -------------------------------

   Income available for common stock
   and assumed conversion of preferred stock            $23,608        99,407          $ 0.24
                                              ===============================

   Further dilution from applying the "two-
   class" method                                                                        (0.04)
                                                                             ----------------
   Basic earnings per share                                                            $ 0.20
                                                                             ================
Effect of Other Dilutive Securities
   Options                                                    -           326
                                              -------------------------------

Diluted EPS
   Income available for common stock
   and assumed exercise of stock options                $23,608        99,733          $ 0.24
                                              ===============================

   Further dilution from applying the "two-
   class" method                                                                        (0.04)
                                                                             ----------------
   Diluted earnings per share                                                          $ 0.20
=============================================================================================



                                                 Three Months Ended June 30, 2000
                                                                                  Per Share
                                                    Income          Shares         Amount
---------------------------------------------------------------------------------------------
                                                  (Thousands, except per share amounts)
Basic EPS
   Income available for common stock                    $17,887        58,392
   Convertible preferred stock                            9,275        39,892
                                              -------------------------------

   Income available for common stock
   and assumed conversion of preferred stock            $27,162        98,284          $ 0.28
                                              ===============================

   Further dilution from applying the "two-
   class" method                                                                        (0.05)
                                                                             ----------------
   Basic earnings per share                                                            $ 0.23
                                                                             ================

Effect of Other Dilutive Securities
   Options                                                    -             8
                                              -------------------------------

Diluted EPS
   Income available for common stock
   and assumed exercise of stock options                $27,162        98,292          $ 0.28
                                              ===============================

   Further dilution from applying the "two-
   class" method                                                                        (0.05)
                                                                             ----------------
   Diluted earnings per share                                                          $ 0.23
=============================================================================================


                                                     Six Months Ended June 30, 2001
                                                                                  Per Share
                                                    Income          Shares         Amount
---------------------------------------------------------------------------------------------
                                                  (Thousands, except per share amounts)
Basic EPS
   Income available for common stock                    $69,917        59,419
   Convertible preferred stock                           18,550        39,892
                                              -------------------------------

   Income available for common stock
   and assumed conversion of preferred stock            $88,467        99,311          $ 0.89
                                              ===============================

   Further dilution from applying the "two-
   class" method                                                                        (0.15)
                                                                             ----------------
   Basic earnings per share                                                            $ 0.74
                                                                             ================
Effect of Other Dilutive Securities
   Options                                                    -           354
                                              -------------------------------

Diluted EPS
   Income available for common stock
   and assumed exercise of stock options                $88,467        99,665          $ 0.89
                                              ===============================

   Further dilution from applying the "two-
   class" method                                                                        (0.15)
                                                                             ----------------
   Diluted earnings per share                                                          $ 0.74
=============================================================================================


                                                      Six Months Ended June 30, 2000
                                                                                  Per Share
                                                    Income          Shares         Amount
---------------------------------------------------------------------------------------------
                                                  (Thousands, except per share amounts)
Basic EPS
   Income available for common stock                    $71,634        58,438
   Convertible preferred stock                           18,550        39,892
                                              -------------------------------

   Income available for common stock
   and assumed conversion of preferred stock            $90,184        98,330          $ 0.92
                                              ===============================

   Further dilution from applying the "two-
   class" method                                                                        (0.16)
                                                                             ----------------
   Basic earnings per share                                                            $ 0.76
                                                                             ================

Effect of Other Dilutive Securities
   Options                                                    -             4
                                              -------------------------------

Diluted EPS
   Income available for common stock
   and assumed exercise of stock options                $90,184        98,334          $ 0.92
                                              ===============================

   Further dilution from applying the "two-                                             (0.16)
   class" method
                                                                             ----------------
   Diluted earnings per share                                                          $ 0.76
=============================================================================================



There were 64,148 and 361,194 option shares excluded from the calculation of diluted EPS for the three months ended June 30, 2001 and 2000, respectively, due to being antidilutive for the periods. For the six months ended June 30, 2001 and 2000, there were 37,384 and 166,992 option shares excluded from the calculation of diluted EPS, respectively, due to being antidilutive for the periods.

The following is a reconciliation of the basic and diluted EPS computations on income before the cumulative effect of a change in accounting principle to net income.

                                                                       Six Months Ended June 30,
                                                             Basic EPS                                 Diluted EPS
                                                    2001                     2000                2001                 2000
--------------------------------------------------------------------------------------------------------------------------
                                                                              (Per share amounts)
Income available for common stock
before cumulative effect of a
change in accounting principle                    $ 0.76                    $0.74              $ 0.76                $0.74
Cumulative effect of a change in
accounting principle, net of tax                   (0.02)                    0.02               (0.02)                0.02
                                    --------------------      -------------------     ---------------      ---------------
Income available for common stock                 $ 0.74                    $0.76              $ 0.74                $0.76
==========================================================================================================================


F.    Commitments and Contingencies

In connection with the now terminated proposed acquisition of Southwest Gas Corporation (Southwest), the Company is party to various lawsuits. These lawsuits originally contained allegations that included, but were not limited to, federal and state Racketeer Influenced and Corrupt Organizations (RICO) Act violations and improper interference in a contractual or other business relationship between Southwest and Southern Union Corporation (Southern Union). Southern Union's complaint originally asked for $750 million damages to be trebled for alleged RICO violations, compensatory damages of not less than $750 million, punitive damages, and rescission of the Confidentiality and Standstill Agreement. On May 21, 2001, the Court denied Southern Union's motion to reconsider its ruling dismissing the federal RICO claims against the Company or to enter a judgment on the ruling. The Court also applied its ruling to dismiss the state RICO claim asserted by Southern Union against the Company. The Court's ruling on the RICO claims were made applicable to all defendants. On June 21, 2001, the Court dismissed with prejudice Southern Union's claim for fraudulent inducement against the Company, Gene Dubay and John Gaberino. The Court did not dismiss the claim by Southern Union against Southwest and Michael Maffie. The Court also dismissed with prejudice Southern Union's claims for tortious interference with a contractual relationship against the Company. This claim remains pending against only Gene Dubay, John Gaberino, James Irvin and Jack Rose. The Court denied the motion to dismiss Southern Union's claim for tortious interference with a prospective relationship against the Company, Gene Dubay and John Gaberino. On June 29, 2001, the Company filed a motion for summary judgment in its favor on the sole remaining claim asserted against it by Southern Union. Various other motions for summary judgment were filed by other parties, all of which are scheduled for hearing on August 24, 2001.

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

Most of the lawsuits discussed above have been consolidated into one case with ONEOK being designated as the plaintiff regarding claims against Southern Union. The court has entered an order setting the cases for jury trial on November 12, 2001.

Two substantially identical derivative actions were filed by shareholders against the members of the Board of Directors of the Company for alleged violation of their fiduciary duties to the Company by causing or allowing the Company to engage in certain fraudulent and improper schemes designed to "sabotage" Southern Union Company's competitive bid to acquire Southwest and secure regulatory approval for the Company's own planned merger with Southwest. Such conduct allegedly caused the Company to be sued by both Southwest and Southern Union, which exposed the Company to millions of dollars in liabilities. The allegations are used as a basis for causes of action for intentional breach of fiduciary duty, derivative claim for negligent breach of fiduciary duty, class and derivative claims for constructive fraud, and derivative claims for gross mismanagement. Each plaintiff seeks a declaration that the lawsuit is properly maintained as a derivative action, the defendants, and each of them, have breached their fiduciary duties to the Company, an injunction permanently enjoining defendants from further abuse of control and committing of gross mismanagement and constructive fraud, and asks for an award of compensatory and punitive damages and costs, disbursements and reasonable attorney fees. A Joint Motion for Consolidation of both derivative actions was filed on June 6, 2000, and Pretrial Order No. 1 was entered on that date consolidating the actions and establishing a schedule for response to a consolidated petition. On July 21, 2000, the plaintiffs filed their Consolidated Petition. Stephen J. Jatras and J.M. Graves have been eliminated as defendants in the Consolidated Petition, but Eugene Dubay was added as a new defendant. The plaintiffs also dropped their class and derivative claim for constructive fraud, but added a new derivative claim for waste of corporate assets. On September 19, 2000, the Company, the Independent Directors (Anderson, Bell, Cummings, Ford, Fricke, Lake, Mackie, Newsom, Parker, Scott and Young), David Kyle, and Gene Dubay filed Motions to Dismiss the action for failure of the plaintiffs to make a pre-suit demand on the Company's Board of Directors. In addition, the Independent Directors, David Kyle, and Gene Dubay filed Motions to Dismiss the Plaintiffs' Consolidated Petition for failure to state a claim. On January 3, 2001, the Court dismissed the action without prejudice as to its claims against Larry Brummett. On February 26, 2001, the action was stayed until one of the parties notifies the Court that a dissolution of the stay is requested.

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

The Oklahoma Corporation Commission (OCC) staff recommended to the OCC that ONG's unrecovered purchased gas cost (UPGC) clause be suspended because ONG allegedly failed to "act prudently" in acquiring its gas supply for the 2000/2001 heating season resulting in an alleged $72.1 million in excess charges to ratepayers through March 31, 2001. The hearing on the merits of the OCC's case was conducted on June 25-27, 2001, after which the OCC took the matter under advisement. ONG and the OCC submitted proposed orders on July 13, 2001. If the OCC staff is successful, the Company would not be allowed to recover approximately $72.1 million in UPGC. The Company believes that the OCC staff's recommendation is without merit and is defending itself vigorously against this recommendation.

Two separate class action lawsuits have been filed against the Company in connection with the natural gas explosions and eruptions of natural gas geysers that occurred in Hutchinson, Kansas in January, 2001. Although no assurances can be given, management believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations. The Company is vigorously defending itself against all claims.

The Company is a party to other litigation matters and claims, which are normal in the course of its operations, and while the results of litigation and claims cannot be predicted with certainty, management believes the final outcome of such matters will not have a materially adverse effect on consolidated results of operations, financial position, or liquidity.

G.  Segments

The Company conducts its operations through seven segments: (1) the Marketing and Trading segment markets natural gas to wholesale and retail customers; (2) the Gathering and Processing segment gathers and processes natural gas and fractionates, stores and markets natural gas liquids; (3) the Transportation and Storage segment transports and stores natural gas for others and buys and sells natural gas; (4) the Distribution segment distributes natural gas to residential, commercial and industrial customers, leases pipeline capacity to others and provides transportation services for end-use customers; (5) the Production segment develops and produces natural gas and oil; (6) the Power segment produces and sells electricity during peak periods to wholesale customers; and (7) the Other segment primarily operates and leases the Company's headquarters building and a related parking facility.

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


  Three Months Ended                  Marketing    Gathering  Transportation                                   Other
    June 30, 2001                       and          and          and                                          and
                                      Trading     Processing    Storage   Distribution  Production  Power   Eliminations   Total
------------------------------------------------------------------------------------------------------------------------------------
                                                                     (Thousands of Dollars)
Sales to unaffiliated
 customers                           $  905,206    $218,033     $22,173    $225,051   $27,842    $ 3,908      $     186   $1,402,399
Intersegment sales                      105,810     135,634      25,706         772     7,182          -       (275,104)  $        -
------------------------------------------------------------------------------------------------------------------------------------
Total Revenues                       $1,011,016    $353,667     $47,879    $225,823   $35,024    $ 3,908      $(274,918)  $1,402,399
------------------------------------------------------------------------------------------------------------------------------------

Net revenues                         $   38,433    $ 43,080     $32,698    $ 72,290   $35,024    $   900      $ (28,381)  $  194,044
Operating costs                      $    2,150    $ 29,219     $12,348    $ 61,629   $ 7,149    $   233      $ (28,482)  $   84,246
Depreciation, depletion and          $      124    $  6,995     $ 4,751    $ 17,159   $ 8,159    $    18      $     650   $   37,856
    amortization
Operating income                     $   36,159    $  6,866     $15,599    $ (6,498)  $19,716    $   649      $    (549)  $   71,942
Income from equity                   $        -    $      -     $   849    $      -   $   (47)   $     -      $       -   $      802
    investments
Capital expenditures                 $      375    $  9,562     $ 7,308    $ 30,216   $14,959    $11,600     $   8,957    $   82,977
------------------------------------------------------------------------------------------------------------------------------------


Three Months Ended             Marketing   Gathering     Transportation                                       Other
 June 30, 2000                   and          and             and                                              and
                               Trading     Processing       Storage      Distribution  Production  Power    Eliminations   Total
-----------------------------------------------------------------------------------------------------------------------------------
                                                          (Thousands of Dollars)
Sales to unaffiliated
    customers                   $  954,791    $198,040         $31,299      $187,772     $12,799   $     -    $ (1,171)  $1,383,530
Intersegment sales                  53,262      24,921          14,357           915       4,648         -     (98,103)  $        -
-----------------------------------------------------------------------------------------------------------------------------------
Total Revenues                  $1,008,053    $222,961         $45,656      $188,687     $17,447   $     -    $(99,274)  $1,383,530
-----------------------------------------------------------------------------------------------------------------------------------

Net revenues                    $   29,910    $ 58,125         $31,422      $ 74,343     $17,447   $     -    $(20,500)  $  190,747
Operating costs                 $    4,161    $ 22,116         $10,641      $ 55,249     $ 5,879   $     -    $(18,493)  $   79,553
Depreciation, depletion and     $      314    $  6,402         $ 5,004      $ 16,802     $ 7,990   $     -    $    649   $   37,161
    amortization
Operating income                $   25,435    $ 29,607         $15,777      $  2,292     $ 3,578   $     -    $ (2,656)  $   74,033
Income from equity              $        -    $      -         $ 1,543      $      -     $    22   $     -    $      -   $    1,565
    investments
Capital expenditures            $        -    $  5,466         $ 6,805      $ 29,599     $ 9,710   $10,172    $  9,960   $   71,712
-----------------------------------------------------------------------------------------------------------------------------------


 Six Months Ended                 Marketing  Gathering  Transportation                                       Other      Total
 June 30, 2001                      and         and         and                                               and
                                  Trading    Processing    Storage   Distribution  Production    Power    Eliminations
-----------------------------------------------------------------------------------------------------------------------------------
                                                                       (Thousands of Dollars)
Sales to unaffiliated
    customers                 $2,773,326  $  491,720    $ 57,013    $  986,226     $44,681    $   3,908      $   2,449   $4,359,323
Intersegment sales               525,848     338,539      44,069         1,505      19,629            -       (929,590)  $       -
-----------------------------------------------------------------------------------------------------------------------------------
Total Revenues                $3,299,174  $  830,259    $101,082    $  987,731     $64,310    $   3,908      $(927,141)  $4,359,323
-----------------------------------------------------------------------------------------------------------------------------------

Net revenues                  $   67,714  $   92,305    $ 70,259    $  213,062     $64,310    $     900      $ (46,243)  $  462,307
Operating costs               $    6,503  $   58,396    $ 25,237    $  119,694     $14,954    $     302      $ (52,578)  $  172,508
Depreciation, depletion and   $      261  $   13,806    $  9,501    $   34,136     $15,744    $      37      $   1,326   $   74,811
    amortization
Operating income              $   60,950  $   20,103    $ 35,521    $   59,232     $33,612    $     561      $   5,009   $  214,988
Cumulative effect of a change $        -  $        -    $      -    $        -     $(2,151)   $       -      $       -   $   (2,151)
    in accounting principle,
    net of tax
Income from equity            $        -  $        -    $  1,508    $        -     $ 4,701    $       -      $       -   $    6,209
    investments
Total assets                  $1,868,296  $1,247,510    $643,849    $1,844,662    $370,858    $  119,260     $(158,738)  $5,935,697
Capital expenditures          $      397  $   16,713    $ 18,122    $   57,394    $ 26,220    $   39,961     $  15,183   $  173,990
-----------------------------------------------------------------------------------------------------------------------------------

Six Months Ended                  Marketing       Gathering   Transportation                                   Other    Total
 June 30, 2000                       and            and           and                                           and
                                  Trading        Processing     Storage    Distribution  Production  Power  Eliminations
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          (Thousands of Dollars)
Sales to unaffiliated
    customers                      $1,310,915  $  248,089    $ 45,128    $  567,482    $ 26,314   $     -   $   7,421    $2,205,349
Intersegment sales                    145,978      43,317      28,721         1,827       9,964         -    (229,807)   $        -
-----------------------------------------------------------------------------------------------------------------------------------
Total Revenues                     $1,456,893  $  291,406    $ 73,849    $  569,309    $ 36,278   $     -   $(222,386)   $2,205,349
-----------------------------------------------------------------------------------------------------------------------------------

Net revenues                       $   45,720  $   74,165    $ 56,274    $  209,774    $ 36,278   $     -   $ (28,920)   $  393,291
Operating costs                    $    6,700  $   28,643    $ 18,719    $  105,003    $ 11,525   $     -   $ (27,746)   $  142,844
Depreciation, depletion and        $      505  $    8,691    $  9,197    $   35,373    $ 16,452   $     -   $   1,270    $   71,488
    amortization
Operating income                   $   38,515  $   36,831    $ 28,358    $   69,398    $  8,301   $     -   $  (2,444)   $  178,959
Cumulative effect of a change      $    2,115  $        -    $      -    $        -    $      -   $     -   $       -    $    2,115
    in accounting principle,
    net of tax
Income from equity                 $        -  $        -    $  2,772    $        -    $     29   $     -   $       -    $    2,801
    investments
Total assets                       $1,776,781  $1,003,288    $615,738    $1,633,375    $352,681   $37,318   $ (47,077)   $5,372,104
Capital expenditures               $       45  $   10,297    $ 14,408    $   51,668    $ 17,922   $19,627   $  11,389    $  125,356
-----------------------------------------------------------------------------------------------------------------------------------


H.    Paid in Capital

Paid in capital was $337.1 million and $331.2 million for common stock at June
30, 2001, and December 31, 2000, respectively.   Paid in capital for convertible
preferred stock was $564.2 million at June 30, 2001 and December 31, 2000.

I.    Derivative Instruments and Hedging Activities

On January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133), amended by Statement No. 137 and Statement No.
138. Statement 137 delayed the implementation of Statement 133 until fiscal years beginning after June 15, 2000. Statement 138 amended the accounting and reporting standards of Statement 133 for certain derivative instruments and hedging activities. Statement 138 also amends Statement 133 for decisions made by the Financial Accounting Standards Board (FASB) relating to the Derivatives Implementation Group (DIG) process. The FASB DIG is addressing Statement 133 implementation issues, the ultimate resolution of which may impact the application of Statement 133.

Under Statement 133, entities are required to record all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the hedge, are reported in earnings immediately.

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

The Company recognized $5.0 million in earnings, representing the change in the ineffective portion of the cash flow hedges for the six months ended June 30, 2001. The Company realized a $26.0 million loss in earnings that was reclassified from accumulated other comprehensive loss resulting from the settlement of contracts when the natural gas was sold. These gains and losses are reported in Operating Revenues. Other comprehensive income of $2.0 million at June 30, 2001 is related to a cash flow exposure and will be realized in earnings within the next seven months.

J.    Comprehensive Income



                                                      Three Months Ended                      Six Months Ended
                                                         June 30, 2001                        June 30, 2001
--------------------------------------------------------------------------------------------------------------------------

Net Income                                                                       $23,608                           $88,467
Other comprehensive income (loss):
Cumulative effect of a change in accounting             $           -                              $(45,556)
 principle
Unrealized gains on derivative instruments                        10,300                             22,726
Realized losses in net income                                      5,179                             26,015
                                                    --------------------                    ---------------


Other comprehensive income before taxes                           15,479                              3,185
Income tax benefit on other comprehensive income                  (5,987)                            (1,231)
                                                    ------------------------------------    ------------------------------

Other comprehensive income                                                       $ 9,492                           $ 1,954
                                                                        ----------------                   ---------------

Comprehensive income                                                             $33,100                           $90,421
==========================================================================================================================

K.    Energy Trading and Risk Management Activities

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements contained and incorporated in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements relate to the anticipated financial performance, management's plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements in various circumstances. The following discussion is intended to identify important factors that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

Forward-looking statements include the items identified in the preceding paragraph, the information concerning possible or assumed future results of operations and other statements contained or incorporated in this Form 10-Q identified by words such as "anticipate," "estimate," "expect," "intend," "believe," "projection" or "goal."

You should not place undue reliance on the forward-looking statements. They are based on known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Those factors may affect our operations, markets, products, services and prices. In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:

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

Other factors and assumptions not identified above were also involved in the making of the forward-looking statements. The failure of those assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected.

A.  Results of Operations

Consolidated Operations

The Company is a diversified energy company whose objective is to maximize value for shareholders by vertically integrating its business operations from the wellhead to the burner tip. This strategy has led the Company to focus on acquiring assets that provide synergistic trading and marketing opportunities along the natural gas energy chain. Products and services are provided to its customers through the following segments:

 .  Marketing and Trading
 .  Gathering and Processing
 .  Transportation and Storage
 .  Distribution
 .  Production
 .  Power
 .  Other


                                                                               Three Months Ended              Six Months Ended
                                                                                    June 30,                        June 30,
                                                                               2001            2000          2001               2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           (Thousands of Dollars)
Financial Results
Operating revenues                                                       $1,402,399      $1,383,530    $4,359,323         $2,205,349
Cost of gas                                                               1,208,355       1,192,783     3,897,016          1,812,058
------------------------------------------------------------------------------------------------------------------------------------

Net revenues                                                                194,044         190,747       462,307            393,291
Operating costs                                                              84,246          79,553       172,508            142,844
Depreciation, depletion, and amortization                                    37,856          37,161        74,811             71,488
------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                         $   71,942      $   74,033    $  214,988         $  178,959
====================================================================================================================================
Other income, net                                                        $      566      $    1,082    $    3,865         $   17,494
====================================================================================================================================

Cumulative effect of a change in accounting principle                    $        -      $        -    $   (3,508)        $    3,449
Income tax                                                                        -               -         1,357              1,334
------------------------------------------------------------------------------------------------------------------------------------
Cumulative effect of a change in accounting principle, net of tax        $        -      $        -    $   (2,151)        $    2,115
====================================================================================================================================


The Company's operating results decreased for the three months ended June 30, 2001 compared to the same period in 2000 primarily due to decreases in the Gathering and Processing and Distribution segments. Increased operating income in the Marketing and Production segments largely offset these decreases. Operating costs increased primarily due to increased personnel costs necessary to support the expanded base of operations resulting from the acquisitions in 2000. Other income, net includes income from equity investments that was partially offset by ongoing litigation costs associated with the terminated acquisition of Southwest.

The Company's operating results increased for the six-month period due to acquisitions in 2000 , the impact of volatility in gas prices and higher average hedged prices on the Production segment. Other income, net for the six months ended June 30, 2001 includes approximately $6.2 million in income from equity investments that was partially offset by a charge of $2.2 million related to ongoing litigation costs associated with the terminated acquisition of Southwest. Other income, net for the six months ended June 30, 2000 includes a $26.7 million gain on the sale of assets and income from equity investments which were partially offset by a charge of $9.4 million of previously deferred costs and ongoing litigation costs associated with the terminated acquisition of Southwest, and other charges.

Marketing and Trading

The Marketing and Trading segment purchases, stores, markets and trades natural gas to both the wholesale and retail sectors in 28 states. The Company has strong mid-continent region storage positions and transport capacity of 1 Bcf per day that allows for trade from the California border, throughout the Rockies, to the Chicago city gate. With total storage capacity of 69 Bcf, withdrawal capability of 2.5 Bcf per day and injection of 1.4 Bcf per day, the Company has direct access to all regions of the country with great flexibility in capturing volatility in the energy markets.

                                                                      Three Months Ended                   Six Months Ended
                                                                           June 30,                           June 30,
                                                                 2001                 2000           2001                   2000
----------------------------------------------------------------------------------------------------------------------------------
                                                                                   (Thousands of Dollars)
Financial Results
Gas sales                                                    $1,010,503           $1,007,276     $3,297,916             $1,455,915
Cost of gas                                                     972,583              978,143      3,231,460              1,411,173
----------------------------------------------------------------------------------------------------------------------------------

Gross margin on gas sales                                        37,920               29,133         66,456                 44,742
Other revenues                                                      513                  777          1,258                    978
----------------------------------------------------------------------------------------------------------------------------------

Net revenues                                                     38,433               29,910         67,714                 45,720
Operating costs                                                   2,150                4,161          6,503                  6,700
Depreciation, depletion, and amortization                           124                  314            261                    505
----------------------------------------------------------------------------------------------------------------------------------
Operating income                                             $   36,159           $   25,435     $   60,950             $   38,515
==================================================================================================================================
Cumulative effect of change in accounting principle,         $        -           $        -     $        -             $    3,449
 before tax
==================================================================================================================================


Higher gas prices and increased price volatility for the three and six months ended June 30, 2001 compared to the same periods in 2000, resulted in increased gas sales and cost of gas, although for the three-month period, a reduction in volumes partially offset the increase in prices. The decrease in sales volumes was due to higher storage injections relative to the prior year as the Company has focused on opportunistically securing storage volumes that are then hedged
at favorable winter/summer spreads.   For the six-month period, increased
volumes are primarily a result of the acquisition in 2000.   Marketing and
trading sales volumes averaged 2.2 Bcf/d and 2.8 Bcf/d for the three and six months ended June 30, 2001 compared with 3.0 Bcf/d and 2.4 Bcf/d for the same periods in 2000.

Operating costs decreased approximately $2.0 million for the three months ended June 30, 2001 compared to the same period in 2000 due to a decrease in reserves for doubtful accounts. This decrease was partially offset by increased personnel costs necessary to support the expanded base of marketing and trading activities resulting from the acquisitions.

                                                           Three Months Ended                            Six Months Ended
                                                                 June 30,                                    June 30,
                                                       2001                     2000                 2001                   2000
-----------------------------------------------------------------------------------------------------------------------------------
Operating Information
Natural gas volumes (MMcf)                             200,999                  273,222              498,352                435,415
Gross margin ($/Mcf)                                  $  0.189                 $  0.107           $    0.133             $    0.103
Capital expenditures (Thousands)                      $    375                 $      -           $      397             $       45
Total assets (Thousands)                              $      -                 $      -           $1,868,296             $1,776,781
-----------------------------------------------------------------------------------------------------------------------------------


Gross margin per Mcf improved for the three and six-month periods as the Company has now fully integrated its mid-continent marketing and trading base and is successfully executing its transportation and storage arbitrage strategy that focuses on capturing higher margin sales.

Gathering and Processing

The Gathering and Processing segment currently owns and operates 25 gas processing plants and has an ownership interest in four additional gas processing plants which it does not operate. Six operated plants are temporarily idled. The total processing capacity of plants operated and the Company's proportionate interest in plants not operated by the Company is 2.2 Bcf/d, of which 0.331 Bcf/d has been idled temporarily. A total of over 19,300 miles of gathering pipelines support the gas processing plants.


                                                                Three Months Ended                        Six Months Ended
                                                                      June 30,                               June 30,
                                                             2001                  2000             2001                    2000
--------------------------------------------------------------------------------------------------------------------------------
                                                                             (Thousands of Dollars)
Financial Results
Natural gas liquids and condensate sales                 $157,300              $109,159         $342,687                $145,084
Gas sales                                                 174,855                90,760          439,591                 116,698
Gathering, compression, dehydration and processing         21,371                20,380           47,702                  25,496
 fees
Cost of sales                                             310,587               164,836          737,954                 217,241
--------------------------------------------------------------------------------------------------------------------------------
Gross margin                                               42,939                55,463           92,026                  70,037
Other revenues                                                141                 2,662              279                   4,128
--------------------------------------------------------------------------------------------------------------------------------
Net revenues                                               43,080                58,125           92,305                  74,165
Operating costs                                            29,219                22,116           58,396                  28,643
Depreciation, depletion, and amortization                   6,995                 6,402           13,806                   8,691
--------------------------------------------------------------------------------------------------------------------------------
Operating income                                         $  6,866              $ 29,607         $ 20,103                $ 36,831
================================================================================================================================
Other income, net                                        $      -              $      -         $      -                $ 26,585
================================================================================================================================

Natural gas liquids and condensate sales, gas sales, fee-based revenues and cost of sales increased for the three and six months ended June 30, 2001 compared to the same periods in 2000, due primarily to stronger commodity prices. The impact of increases in natural gas liquids and condensate prices was partially offset by decreased volumes resulting from the company and producers opting to not extract liquids in periods when low or negative processing spreads made it uneconomic to do so. The increase in fee-based revenues from gathering, compression, dehydration and processing was partially offset by a decrease due to the expiration of a contract. The contract was reinstated in June 2001 under terms that were more favorable to the Company. Gross margin decreased for the three-month period due to the effect of higher commodity prices, which increased cost of sales. Included in the cost of sales are higher fuel and shrinkage costs, which resulted in reduced processing spreads on keep whole contracts.

For the six-month period, increased volumes associated with the acquisitions in 2000 also contributed to the increases in revenues and cost of sales.

Operating costs increased for the three and six months ended June 30, 2001 compared to the same periods in 2000 primarily due to increased personnel costs to support the expanded base of operations resulting from the acquisitions. The increase in assets from well connects and system enhancements also contributed to the increase in depreciation, depletion, and amortization.

Other income, net in 2000 included the gain on the sale of the Company's 42.4 percent interest in the Indian Basin gas processing plant and gathering system of $26.7 million.

                                                                  Three Months Ended              Six Months Ended
                                                                        June 30,                      June 30,
                                                                  2001          2000             2001           2000
----------------------------------------------------------------------------------------------------------------------
Gas Processing Plants Operating Information
Average NGL price realized  ($/Gal)                               $0.532        $0.328           $0.602         $0.329
Average gas sales price realized ($/Mcf)                           $5.52         $2.74            $6.51          $2.62
Total gas gathered (MMbtu/d)                                   1,537,375     1,604,813        1,495,151      1,079,033
Total gas processed (MMcf/d)                                       1,232         1,351            1,154            880
Natural gas liquids sales (MBbls)                                  6,472         5,958           12,591          8,385
Natural gas liquids produced (Bbls/d)                             82,983       100,164           80,978         63,893
Gas sales (MMcf)                                                  33,201        33,133           68,808         44,581
Natural Gas Liquids by Component (%)
 Ethane                                                               33            39               34             43
 Propane                                                              35            32               35             30
 Iso butane                                                            6             5                6              5
 Normal butane                                                        13            12               13             11
 Natural gasoline                                                     13            12               12             11
Contract %
 Percent of Proceeds                                                  43            39               43             39
 Keep Whole                                                           23            47               23             47
 Fee                                                                  34            14               34             14
Capital expenditures (Thousands)                              $    9,562    $    5,466          $16,713     $   10,297
Total assets (Thousands)                                      $        -    $        -       $1,247,510     $1,003,288
----------------------------------------------------------------------------------------------------------------------


Stronger market prices resulted in increases of 62 percent and 83 percent for average NGL price realized and 101 percent and 148 percent for average gas sales price realized for the three and six months, respectively. Volumes of natural gas gathered and processed decreased slightly for the three months ended June 30, 2001 compared to the same period in 2000 while volumes of gas and natural gas liquids sold increased slightly for the same period. The same volumes increased for the six-month period due to the increased processing and fractionation capacity acquired in the acquisitions. These acquisitions increased the Company's processing and fractionation capacity by 1.6 Bcf/d. The volume of natural gas liquids produced decreased for the three-month period since prices made it uneconomical during certain times to extract liquids and the Company opted not to process during those times.

Ethane sales as a percentage of total product sales decreased for the three and six-month periods in 2001 compared to the same periods in 2000 due to ethane rejection resulting from abnormally high natural gas prices relative to ethane.

Capital expenditures increased for the three and six months ended June 30, 2001 compared to the corresponding prior periods due to increased costs to sustain operations due to having a higher asset base resulting from the acquisitions in 2000.

Total assets increased $244.2 million to $1.2 billion at June 30, 2001 from June 30, 2000 due primarily to a $166.8 million increase in accounts receivable as a result of higher prices and a $57.1 million increase in net property, plant and equipment.

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

                                                           Three Months Ended                             Six Months Ended
                                                                 June 30,                                     June 30,
                                                       2001                     2000                 2001                    2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 (Thousands of Dollars)
Financial Results
Transportation and gathering revenues                 $28,591                  $25,145              $64,757                 $44,148
Storage revenues                                       11,384                    6,633               21,338                  13,947
Cost of fuel                                            8,983                    5,783               20,039                   9,124
-----------------------------------------------------------------------------------------------------------------------------------

Gross margin on transportation, gathering and          30,992                   25,995               66,056                  48,971
 storage revenues
Gas sales                                               6,259                   12,487               11,315                  12,487
Cost of gas                                             6,198                    8,451               10,784                   8,451
-----------------------------------------------------------------------------------------------------------------------------------

Gross margin on gas sales                                  61                    4,036                  531                   4,036
Other revenues                                          1,645                    1,391                3,672                   3,267
-----------------------------------------------------------------------------------------------------------------------------------

Net revenues                                           32,698                   31,422               70,259                  56,274
Operating costs                                        12,348                   10,641               25,237                  18,719
Depreciation, depletion, and amortization               4,751                    5,004                9,501                   9,197
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                      $15,599                  $15,777              $35,521                 $28,358
===================================================================================================================================
Other income, net                                     $   849                  $ 1,543              $     8                 $ 2,772
===================================================================================================================================


Transportation and gathering revenues increased for the three and six months ended June 30, 2001 compared to the same period in 2000 primarily due to increased volumes transported as a result of the acquisitions in 2000. A new power plant load contributed to the increase in the three-month period. Storage revenues increased for the three and six-month periods primarily due to increased storage rates and as a result of increased storage capacity from the acquisitions. Cost of fuel increased for the three and six-month periods due to increased prices and increased volumes. Gross margin on gas sales relate to merchant gas sales acquired in 2000 and incremental purchases and sales in 2001. Most gas sales are on a fixed price basis while cost of gas reflects the higher gas prices.

Operating costs increased for the three and six-month periods primarily as a result of increased personnel costs to support the expanded base of operations resulting from the acquisitions in 2000 and increased gathering costs.

                                                           Three Months Ended                             Six Months Ended
                                                                June 30,                                      June 30,
                                                       2001                    2000                   2001                   2000
-----------------------------------------------------------------------------------------------------------------------------------
Operating Information
Volumes transported (MMcf)                            126,940                 122,088                286,785                235,510
Capital expenditures (Thousands)                     $  7,308                $  6,805               $ 18,122               $ 14,408
Total assets (Thousands)                             $      -                $      -               $643,849               $615,738
-----------------------------------------------------------------------------------------------------------------------------------


Capital expenditures increased for the three and six months ended June 30, 2001 compared to the same periods in 2000 due to sustaining an increased asset base. Total assets increased at June 30, 2001 compared to June 30, 2000 due to an increase in property, plant and equipment.

Distribution

The Distribution segment provides natural gas distribution services in Oklahoma and Kansas to residential, commercial and industrial customers. The Company's operations in Oklahoma are primarily conducted through Oklahoma Natural Gas
(ONG). Operations in Kansas are conducted through Kansas Gas Service (KGS). The Distribution segment serves about 80 percent of Oklahoma and about 72 percent of Kansas. ONG is subject to regulatory oversight by the OCC, and KGS is subject to regulatory oversight by the KCC.

An Order received in May 2000 from the OCC, provided for a $20 million net revenue reduction in rates which will be offset by an annual reduction in depreciation expense of $11.4 million. Pursuant to this Order, the Oklahoma assets and customers of KGS were transferred to ONG. This Order also adjusted rates for the removal of the gathering and storage assets no longer included in base rates and provided for the recovery of gas purchase, operations and maintenance expenses and line losses through a rider rather than base rates. An Order from the KCC effective in July, 2000 reduced tariff rates. The Order also provided for the recovery of certain costs through a cost of gas rider rather than through tariff rates, which reduces gross margin and operating costs by a like amount. See further discussion of matters with the OCC in the "Liquidity" section, page 27.

                                                        Three Months Ended                            Six Months Ended
                                                           June 30,                                       June 30,
                                              2001                           2000                2001                   2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                           (Thousands of Dollars)
Financial Results
Gas sales                                    $210,867                       $172,416            $948,583               $530,106
Cost of gas                                   153,533                        114,344             774,669                359,535
-------------------------------------------------------------------------------------------------------------------------------

Gross margin                                   57,334                         58,072             173,914                170,571
PCL and ECT Revenues                           10,652                         11,720              28,782                 30,571
Other revenues                                  4,304                          4,551              10,366                  8,632
-------------------------------------------------------------------------------------------------------------------------------

Net revenues                                   72,290                         74,343             213,062                209,774
Operating costs                                61,629                         55,249             119,694                105,003
Depreciation, depletion, and                   17,159                         16,802              34,136                 35,373
 amortization
-------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                      $ (6,498)                      $  2,292            $ 59,232               $ 69,398
===============================================================================================================================


Gas sales and cost of gas increased for the three and six months ended June 30, 2001 compared to the same periods in 2000 primarily due to increased gas costs. Lower tariff rates and the impact of the temperature adjustment clause negatively impacted gross margin for the three and six-month periods. Weather was colder than normal during the heating season in 2001, accordingly, margins for customers whose rates are weather normalized were adjusted downward to reflect the impact of normal weather. However, during the heating season in 2000, KGS did not have weather normalized rates and did not receive the benefit that weather normalized rates would have provided due to weather that was warmer than normal. For the six-month period, increased revenue from a line loss and gathering rider and increased customer service revenue positively impacted gross margin.

Increased bad debts due to the strong natural gas prices resulted in an increase to operating costs of $7.5 million and $12.0 million for the three and six months, respectively.




                                                                                Three Months Ended            Six Months Ended
                                                                                     June 30,                     June 30,
                                                                                   2001     2000                2001     2000
------------------------------------------------------------------------------------------------------------------------------
Gross Margin per Mcf
Oklahoma
Residential                                                                        $4.87    $5.22               $2.51    $2.58
Commercial                                                                         $2.76    $2.86               $2.05    $2.23
Industrial                                                                         $1.89    $1.01               $1.22    $1.14
Pipeline capacity leases                                                           $0.30    $0.25               $0.30    $0.26
Kansas
Residential                                                                        $5.07    $3.17               $2.06    $2.25
Commercial                                                                         $3.28    $2.33               $1.60    $1.82
Industrial                                                                         $1.53    $1.97               $1.44    $1.81
End-use customer transportation                                                    $0.51    $0.51               $0.65    $0.62
------------------------------------------------------------------------------------------------------------------------------

Residential and commercial gross margin per Mcf for the Oklahoma customers decreased due to lower tariff rates effective in June, 2000. Reduced volumes for industrial customers in Oklahoma resulted in the customer charge being spread over less volumes, which offset the effect of lower tariff rates and resulted in a higher margin per Mcf.

Gross margin per Mcf for the Kansas residential and commercial customers increased for the three-month period compared to the same period in 2000 despite tariff reductions in July 2000. The period of April through June, 2001 was warmer than normal in Kansas resulting in increased revenues due to the weather normalization process approved by the KCC effective December 1, 2000. This process spread higher revenues over the actual delivered volumes contributing to a higher margin per Mcf. Additionally, the WeatherProof rate program in Kansas, which provides for a levelized bill each month, contributed to higher margins per Mcf in a period in which weather was warmer than normal. Industrial margins in Kansas are lower due to the tariff reductions.

                                                       Three Months Ended                            Six Months Ended
                                                            June 30,                                     June 30,
                                                 2001                       2000               2001                   2000
----------------------------------------------------------------------------------------------------------------------------
Operating Information
Average Number of Customers                   1,468,896                  1,431,406          1,473,315              1,436,932
Capital expenditures (Thousands)             $   30,216                 $   29,599         $   57,394             $   51,668
Total Assets (Thousands)                     $        -                 $        -         $1,844,662             $1,633,375
Customers per employee                              605                        554                594                    535
----------------------------------------------------------------------------------------------------------------------------


Total assets increased $211.3 million at June 30, 2001 compared to the same date in 2000 due primarily to a $75.5 million increase in accounts receivable and an $80.3 million increase in unrecovered purchased gas costs resulting from the increase in natural gas prices. Customers per employee for the three and six-month periods increased as a result of the decline in numbers of employees due to normal attrition while the customer base continues to grow.

                                                           Three Months Ended                             Six Months Ended
                                                                June 30,                                       June 30,
                                                     2001                      2000                   2001                   2000
---------------------------------------------------------------------------------------------------------------------------------
Volumes (MMcf)
Gas sales
 Residential                                       10,658                    14,242                 64,430                 65,631
 Commercial                                         4,388                     5,486                 25,257                 24,294
 Industrial                                           518                       930                  2,469                  3,012
 Wholesale                                          6,440                     9,403                  7,758                 17,479
---------------------------------------------------------------------------------------------------------------------------------

  Total volumes sold                               22,004                    30,061                 99,914                110,416
PCL and ECT                                        29,344                    38,469                 68,775                 82,296
---------------------------------------------------------------------------------------------------------------------------------
  Total volumes delivered                          51,348                    68,530                168,689                192,712
=================================================================================================================================


Total residential and commercial volumes decreased for the three months due to warmer weather in the second quarter of 2001 compared to the same period in 2000. For the six months, the decrease during the second quarter was generally offset by the effect of colder than normal weather during the first quarter of 2001 compared to warmer than normal weather during the first quarter of 2000. Wholesale, PCL and ECT volumes decreased due to certain customers curtailing
manufacturing due to the high natural gas prices.   These decreases in volumes
were partially offset by more customers qualifying for PCL and ECT rates due to a reduction in the minimum capacity requirements pursuant to regulatory orders.

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

Production

The Production segment owns and develops natural gas and oil reserves primarily in Oklahoma and Kansas. The Company has proved reserves of 250.4 Bcf of natural gas and 4.3 million barrels of oil.

                                                                        Three Months Ended                Six Months Ended
                                                                                June 30,                      June 30,
                                                                          2001        2000                2001         2000
-----------------------------------------------------------------------------------------------------------------------------
                                                                                       (Thousands of Dollars)
Financial Results
Natural gas sales                                                        $32,188     $15,489             $58,741      $31,665
Oil sales                                                                  2,787       1,762               5,440        4,174
Other revenues                                                                49         196                 129          439
-----------------------------------------------------------------------------------------------------------------------------

  Net revenues                                                            35,024      17,447              64,310       36,278
Operating costs                                                            7,149       5,879              14,954       11,525
Depreciation, depletion, and amortization                                  8,159       7,990              15,744       16,452
-----------------------------------------------------------------------------------------------------------------------------
  Operating income                                                       $19,716     $ 3,578             $33,612      $ 8,301
=============================================================================================================================
Other income, net                                                        $   217     $ 1,215             $ 5,327      $ 2,389
=============================================================================================================================
Cumulative effect of change in accounting principle, before tax          $     -     $     -             $(3,508)     $     -
=============================================================================================================================


For the three and six months ended June 30, 2001 compared to the same periods in 2000, natural gas sales and oil sales increased due to substantially higher realized prices with the increase in prices partially offset by the reduction in natural gas sales volumes due to normal production declines. For the same periods, operating costs increased primarily due to increased production taxes resulting from the higher prices. Production taxes are calculated based on wellhead price rather than realized price.

                                                   Three Months Ended               Six Months Ended
                                                        June 30,                        June 30,
                                                    2001       2000                2001         2000
-----------------------------------------------------------------------------------------------------
Operating Information
Proved reserves
 Gas (MMcf)                                             -          -             250,403      242,530
 Oil (MBbls)                                            -          -               4,299        3,977
Production
 Gas (MMcf)                                         6,528      6,893              12,650       13,868
 Oil (MBbls)                                          106         98                 201          226
Average realized price
 Gas (MMcf)                                       $  4.93     $ 2.25            $   4.64     $   2.28
 Oil (MBbls)                                      $ 26.29     $17.94            $  27.06     $  18.44
Capital expenditures  (Thousands)                 $14,959     $9,710            $ 26,220     $ 17,922
Total assets (Thousands)                          $     -     $    -            $370,858     $352,681
-----------------------------------------------------------------------------------------------------


Average realized price, above, reflects the impact of hedging activities.

Power

The Company created the Power segment on January 1, 2001, to include the operating results of the peak electric generating plant constructed by the Company. The Company's strategy is to capture the spark spread primarily during peak demand periods. Prior to January 1, 2001, capital expenditures for the construction of the plant had been included in the Marketing and Trading segment. These capital expenditures have been reclassified and included in the Power segment for the periods shown in this report. The plant was capable of operation in May 2001. For the three and six months ended June 30, 2001, capital expenditures relating to the construction of the electric generating plant were $11.6 million and $40.0 million, respectively, compared to $10.2 million and $19.6 for the same periods in 2000, respectively.

B.  Financial Flexibility and Liquidity

Operating Cash Flows

Operating cash flows for the six months ended June 30, 2001, as compared to the same period one year ago, were $254.3 million compared to $198.0 million. Cash flow from operating activities was positively impacted in the current year due to the collection of increased accounts receivables and reduced deposits, which were partially offset by increased cash used for payment of accounts payable and gas in storage and reduced recovery of unrecovered purchased gas costs. Receivables are typically higher during the heating season, however they were higher than normal at December 31, 2000 due to the higher gas prices and the integration of the businesses acquired in 2000. Consistent with receivables, accounts payable are typically higher during the heating season resulting in payments being made during the first six months of the year. A reduction in margin deposits required on futures and options contracts for the Marketing and Trading segment is due to the drop in gas prices at June 30, 2001 compared to December 31, 2000. The increase in gas in storage during the six months ended June 30, 2001 compared to the decrease in gas in storage for the prior six-month period is a result of increased volumes in storage as well as higher gas prices as the Company focused on opportunistically securing volumes that are then hedged at favorable winter/summer spreads. For the six months ended June 30, 2000, the increase in the unrecovered purchased gas costs is due to higher gas prices and the OCC's extending the recovery of the costs to mitigate the impact on customers. See "Liquidity", page 27. Although receivables and payables would normally have been expected to decrease from December 31, 1999 to June 30, 2000 due to seasonality as discussed above, receivables and payables increased during this period due to the acquisitions.

Investing Cash Flows

Cash paid for capital expenditures and acquisitions for the six months ended June 30, 2001, was $174.0 million and $15.3 million, respectively. Capital expenditures include $40.0 million for construction of an electric generating plant. For the same period one year ago, capital expenditures were $125.4 million and acquisitions were $460.5 million. Capital expenditures for the six months ended June 30, 2000 relating to the construction of an electric generating plant were $19.6 million. The increase in capital expenditures for the six months ended June 30, 2001 compared to the same period in 2000 is primarily attributable to increased cost of sustaining a higher asset base due to the acquisitions and the costs related to construction of the electric generating plant. Acquisitions for 2001 included $14.5 million of purchase price adjustments related to the Kinder Morgan acquisition.

Financing Cash Flows

The Company's capitalization structure is 42 percent equity and 58 percent debt at June 30, 2001, compared to 48 percent equity and 52 percent debt at December 31, 2000. At June 30, 2001, $1.74 billion of long-term debt was outstanding. As of that date, the Company could have issued $739 million of additional long-term debt under the most restrictive provisions contained in its various borrowing agreements. The increase in debt, incurred to finance acquisitions, resulted in the increase in interest costs for the six months ended June 30, 2001 compared to the same period in 2000.

In April 2001, the Company issued $400 million of ten year, 7.125 percent, fixed rate notes to pay off short-term debt.

On July 18, 2001, the Company filed a "shelf" registration statement on Form S-3 pursuant to which the Company may offer debt securities and shares of the Company's Common Stock in one or more offerings with a total initial offering price of up to $500 million.

The Board of Directors has authorized up to $1.2 billion of short term financing to be obtained as necessary for the operation of the corporation and its subsidiaries. The Company has an $850 million revolving credit facility with a maturity date of June 27, 2002. This credit facility is primarily used to support the commercial paper program. At June 30, 2001, $414.4 million of commercial paper was outstanding.

Although cash provided by operating activities continues as the primary source for meeting day-to-day cash requirements, due to seasonal fluctuations, acquisitions, and additional capital requirements, the Company accesses funds through commercial paper, and short-term credit agreements and, if necessary, through long-term borrowing.

Liquidity

Competition continues to increase in all segments of the Company's business. The loss of major customers without recoupment of those revenues and lower spreads in the Gathering and Processing segment are events that could have a material adverse effect on the Company's financial condition. However, strategies such as aggressive negotiations to reduce keep whole contract exposure, weather normalization in Kansas and Oklahoma, and increased use of storage in the day trading market are expected to reduce other risks to the Company. Additionally, rates in the Distribution segment are structured to reduce the Company's risk in serving its large customers.

The OCC staff recommended to the OCC that ONG's unrecovered purchased gas cost
(UPGC) clause be suspended because ONG allegedly failed to "act prudently" in acquiring its gas supply for the 2000/2001 heating season resulting in an alleged $72.1 million in excess charges to ratepayers through March 31, 2001. The hearing on the merits of the OCC's case was conducted on June 25-27, 2001, after which the OCC took the matter under advisement. ONG and the OCC submitted proposed orders on July 13, 2001. If the OCC staff is successful, the Company would not be allowed to recover approximately $72.1 million in UPGC which could have a material adverse effect on the Company's operations, cash flow, and financial position. The Company believes that the OCC staff's recommendation is without merit and is defending itself vigorously against this recommendation.

The Company believes that internally generated funds and access to financial markets will be sufficient to meet its normal debt services, dividend requirements, and capital expenditures.

C.      Impact of Recently Issued Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (Statement 141), Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement 142), and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (Statement 143). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement
142. The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Goodwill acquired in business combinations completed before July 1, 2001 will continue to be
amortized prior to the adoption of Statement 142.   Statement 143 requires
entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of Statement 143 on its financial condition and results of operations.

In connection with the Company's adoption of Statement 142, the Company will be required to perform an assessment of whether there is an indication that goodwill, including equity-method goodwill, is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

As of June 30, 2001, the Company has unamortized goodwill in the amount of $149.1 million, which will be subject to the transition provisions of Statement
142. Amortization expense related to goodwill was $3.2 million and $2.2 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, no estimate is available of the impact of adopting these Statements. The Company will discontinue amortization of goodwill effective January 1, 2002, with the adoption of Statement 142.

D.  Other

Southwest Gas Corporation

In connection with the now terminated proposed acquisition of Southwest Gas Corporation (Southwest), the Company is party to various lawsuits. These lawsuits originally contained allegations that include, but are not limited to, federal and state Racketeer Influenced and Corrupt Organizations (RICO) Act violations and improper interference in a contractual or other business relationship between Southwest and Southern Union Corporation (Southern Union). Southern Union's complaint originally asked for $750 million damages to be trebled for alleged RICO violations, compensatory damages of not less than $750 million, punitive damages, and rescission of the Confidentiality and Standstill Agreement. On June 21, 2001, the Court dismissed with prejudice Southern Union's claim for fraudulent inducement against the Company, Gene Dubay and John Gaberino. The Court did not dismiss the claim by Southern Union against Southwest and Michael Maffie. The Court also dismissed with prejudice Southern Union's claims for tortious interference with a contractual relationship against the Company. This claim remains pending against only Gene Dubay, John Gaberino, James Irvin and Jack Rose. The Court denied the motion to dismiss Southern Union's claim for tortious interference with a prospective relationship against the Company, Gene Dubay and John Gaberino. On June 29, 2001, the Company filed a motion for summary judgment in its favor on the sole remaining claim asserted against it by Southern Union. Various other motions for summary judgment were filed by other parties, all of which are scheduled for hearing on August 24, 2001.

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

Most of the lawsuits discussed above have been consolidated into one case. The court has entered an order setting the cases for jury trial on November 12, 2001.

Two substantially identical derivative actions were filed by shareholders against the members of the Board of Directors of the Company for alleged violation of their fiduciary duties to the Company by causing or allowing the Company to engage in certain fraudulent and improper schemes designed to "sabotage" Southern Union Company's competitive bid to acquire Southwest and secure regulatory approval for the Company's own planned merger with Southwest. Such conduct allegedly caused the Company to be sued by both Southwest and Southern Union, which exposed the company to millions of dollars in liabilities. The allegations are used as a basis for causes of action for intentional breach of fiduciary duty, derivative claim for negligent breach of fiduciary duty, class and derivative claims for constructive fraud, and derivative claims for gross mismanagement. Each plaintiff seeks a declaration that the lawsuit is properly maintained as a derivative action, the defendants, and each of them, have breached their fiduciary duties to the Company, an injunction permanently enjoining defendants from further abuse of control and committing of gross mismanagement and constructive fraud, and asks for an award of compensatory and punitive damages and costs, disbursements and reasonable attorney fees. A Joint Motion for Consolidation of both derivative actions was filed on

June 6, 2000, and Pretrial No. 1 was entered on that date consolidating the actions and establishing a schedule for response to a consolidated petition. On July 21, 2000, the plaintiffs filed their Consolidated petition. Stephen J. Jatras and J.M. Graves have been eliminated as defendants in the Consolidated petition, but Eugene Dubay was added as a new defendant. The plaintiffs also dropped their class and derivative claim for constructive fraud, but added a new derivative claim for waste of corporate assets. On September 19, 2000, the Company, the Independent Directors (Anderson, Bell, Cummings, Ford, Fricke, Lake, Mackie, Newsom, Parker, Scott and Young), David Kyle, and Gene Dubay filed Motions to Dismiss the action for failure of the plaintiffs to make a pre-suit demand on the Company's Board of Directors. In addition, the Independent Directors, David Kyle, and Gene Dubay filed Motions to Dismiss the Plaintiffs' Consolidated Petition for failure to state a claim. On January 3, 2001, the Court dismissed the action without prejudice as to its claims against Larry Brummett. On February 26, 2001, the action was stayed until one of the parties notifies the Court that a dissolution of the stay is requested.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management - The Company, substantially through its non-utility segments, is exposed to market risk in the normal course of its business operations and to the impact of market fluctuations in the price of natural gas, NGLs and crude oil. Market risk refers to the risk of loss in cash flows and future earnings arising from adverse changes in commodity energy prices. The Company's primary exposure arises from fixed price purchase or sale agreements which extend for periods of up to 48 months, gas in storage inventories utilized by the gas marketing and trading operation, and anticipated sales of natural gas and oil production. To a lesser extent, the Company is exposed to risk of changing prices or the cost of intervening transportation resulting from purchasing gas at one location and selling it at another (hereinafter referred to as basis risk). To minimize the risk from market fluctuations in the price of natural gas, NGLs and crude oil, the Company uses commodity derivative instruments such as futures contracts, swaps and options to manage market risk of existing or anticipated purchase and sale agreements, existing physical gas in storage, and basis risk. The Company adheres to policies and procedures that limit its exposure to market risk from open positions and monitors its exposure to market risk.

Interest Rate Risk - The Company is subject to the risk of fluctuation in interest rates in the normal course of business. The Company manages interest rate risk through the use of fixed rate debt, floating rate debt and at times interest rate swaps. The Company had no interest rate swaps at June 30, 2001. However, in July 2001, the Company entered into an interest rate swap on a total of $400 million in long term debt. The rate resets periodically based on the three-month LIBOR or the six-month LIBOR at the reset date. Excluding the effect of these new swap agreements, a hypothetical 10 percent change in interest rates would result in an annual $1.8 million change in interest costs related to short-term and floating rate debt based on principal balances outstanding at June 30, 2001.

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

At June 30, 2001, the Company's estimated potential one-day favorable or unfavorable impact on future earnings, as measured by the value-at-risk, using a 95 percent confidence level and diversified correlation assuming one day to liquidate positions was $2.7 million for its non-trading portfolio and immaterial for its trading portfolio.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

ONEOK, Inc. v. Southern Union Company, No. 99-CV-0345-H(M), United States
-------------------------------------
District Court for the Northern District of Oklahoma, transferred, No. CV-00-1812-PHX-ROS, in the United States District Court for the District of Arizona, on appeal of preliminary injunction, United States Court of Appeals for the Tenth Circuit, Case Number 99-5103. On June 1, 2001, the Court ordered that this case be consolidated with Case No. CIV-99-1294-PHX-ROS brought by Southern Union in the United States District Court for the District of Arizona. On June 29, 2001, Southern Union filed a motion for summary judgment in its favor on the claims asserted against it by the Company in this action. A hearing on the motion is scheduled for August 24, 2001.

Southern Union Company v. Southwest Gas Corporation, et al., No. CIV-99-1294-
----------------------------------------------------------
PHX-ROS, United States District Court for the District of Arizona. On May 21, 2001, the Court denied Southern Union's motion to reconsider its ruling dismissing the federal RICO claim against the Company or to enter a judgment on the ruling. The Court also applied its ruling to dismiss the state RICO claim asserted by Southern Union against the Company. The Court's rulings on the RICO claims were made applicable to all defendants. On June 1, 2001, the Court ordered that Case Nos. 99-CV-0345-H(M) and 00-CV-063-H(E) brought by the Company against Southern Union and Southwest be consolidated with this action. On June 21, 2001, the Court ruled on the defendants' motions to dismiss the claims asserted by Southern Union. The Court dismissed with prejudice Southern Union's claims for fraudulent inducement against the Company and Messrs. Dubay and Gaberino. This claim by Southern Union remains pending against Southwest and Mr. Maffie. The Court also dismissed with prejudice Southern Union's claim for tortious interference with a contractual relationship against the Company. This claim by Southern Union remains pending against only Messrs. Dubay, Gaberino, Irvin, and Rose. The Court denied the motions to dismiss Southern Union's claim for tortious interference with a prospective business relationship against the Company and Messrs. Dubay and Gaberino. The Court's June 21 order also determined several other pending motions and related issues which will affect the conduct of the trial. On June 29, 2001, the Company filed a motion for summary judgment in its favor on the sole remaining claim asserted against it by Southern Union. Various other motions for summary judgment were filed by other parties, all of which are scheduled for hearing on August 24, 2001. A jury trial is scheduled for November 12, 2001.

ONEOK, Inc. v. Southwest Gas Corporation, No. 00-CV-063-H(E), United States
----------------------------------------
District Court for the Northern District of Oklahoma, transferred, No. CIV-00-1775-PHX-ROS, United States District Court for the District of Arizona. On June 1, 2001, the Court ordered that this case be consolidated with Case No. CIV-99-1294-PHX-ROS brought by Southern Union in the United States District Court for the District of Arizona. On June 29, 2001, Southwest filed a motion for summary judgment on the claims asserted against it by the Company in this action. A hearing on the motion is scheduled for August 24, 2001.

Southwest Gas Corporation v. ONEOK, Inc., No. CIV-00-0119-PHX-ROS, United States
----------------------------------------
District Court for the District of Arizona. On June 29, 2001, the Company filed a motion for partial summary judgment on the claims asserted against it by Southwest in this action. A hearing on the motion is scheduled for August 24, 2001.

Quinque Operating Company, et al. v. Gas Pipelines, et al., 26th Judicial
---------------------------------------------------------
District, Stevens County, Kansas, Civil Department, Case No. 99C30. On June 8, 2001, a Second Amended Petition was filed as a purported class action against 225 defendants, including ONEOK, Inc., one of its divisions and five of its subsidiaries. The Second Amended Petition was purportedly filed on behalf of all producers and royalty owners who have lost money as the result of mismeasurement of gas since 1974 from any of the 225 defendants. The Second Amended Petition alleges that each of the 225 defendants engaged in one or more specific "mismeasurement techniques" and conspired with one another to undermeasure the gas sold by the alleged class members. One of the named subsidiaries of the Company, ONEOK WesTex Transmission, Inc., is a former subsidiary of Kinder Morgan and was named as a defendant in the First Amended Petition. Kinder Morgan has agreed to assume the defense of ONEOK WesTex while reserving its rights and denying that it has any obligation to indemnify the Company against any loss suffered by ONEOK WesTex as result of this litigation. The ONEOK defendants, other than

ONEOK WesTex, were not originally joined in this lawsuit until the Second Amended Petition was filed by the plaintiffs. Discovery, except on class certification and personal jurisdictional grounds, has been stayed. The Company intends to vigorously defend all aspects of these claims, including procedural and class action issues and will seek indemnification from Kinder Morgan on any claims dealing with ONEOK WesTex. The case is in the early procedural stages and the Company is not yet in a position to assess the materiality of this litigation.

Cause PUD 01-57, Oklahoma Corporation Commission.  The Supreme Court denied the
---------------
writ of prohibition on May 22, 2001. The hearing on the merits of the Commission's case involving the allegation of excess gas charges by ONG of $72,060,044 was conducted before the Commission en banc on June 25-27, 2001, after which the Commission took the matter under advisement. ONG and the OCC Staff submitted proposed orders on July 13, 2001.

Loyd Smith, et al v. Kansas Gas Service Company, Inc., ONEOK, Inc., Western
---------------------------------------------------------------------------
Resources, Inc., Mid Continent Market Center, Inc., ONEOK Gas Storage, L.L.C.,
------------------------------------------------------------------------------
ONEOK Gas Storage Holdings, Inc., and ONEOK Gas Transportation, L.L.C., Case No.
---------------------------------------------------------------------
01-C-0029, in the District Court of Reno County, Kansas, and Management
                                                             ----------
Resources, Group, L.L.C., et al. v. Kansas Gas Service Company, ONEOK, Inc.,
----------------------------------------------------------------------------
ONEOK Gas Storage, L.L.C., ONEOK Gas Storage Holdings, Inc., ONEOK Gas
----------------------------------------------------------------------
Transportation, L.L.C., and Mid Continent Market Center, Inc., Case No. 01-C-
------------------------------------------------------------
0047, in the District Court of Reno County, Kansas. On April 5, 2001, the Court entered an order consolidating these cases.

For additional information regarding the Company's legal proceedings, see the Company's Form 10-K for the period ended December 31, 2000 and the Company's Form 10-Q for the period ending March 31, 2001.

Item 4. Submission of Matters to Vote of Security Holders

(A)     Date of Annual Meeting

        May 17, 2001

(B)     Directors Elected       Directors Continuing

        Douglas T. Lake         Edwyna G. Anderson

        Douglas Ann Newsom      William M. Bell

        J.D. Scott              Douglas R. Cummings

        John B. Dicus           William L. Ford

                                David L. Kyle

                                Bert H. Mackie

                                Gary D. Parker

(C)   Matters Voted Upon


                                                                                         Votes
                                                                -----------------------------------------------------
                                                                     For                Against           Abstain
Approval of Amending the ONEOK, Inc.
Certificate of Incorporation to Increase
Authorized Capital Stock and Split Up
the Outstanding Common Stock on a
Two-for-One Basis                                                  24,810,585           1,786,706          145,791

Approval of the Rerservation of
1,450,000 Additional Shares of Common
Stock for Issuance Under the ONEOK,
Inc. Long-term Incentive Plan                                      21,490,933           4,943,903          308,246

Appointment of KPMG LLP as
principal independent auditor                                      26,318,126             174,184          250,772



Election of Directors                                                 For                                  Withheld

Douglas T. Lake                                                    26,489,828                              253,254

Douglas Ann Newsom                                                 26,423,947                              319,135

J.D. Scott                                                         25,465,865                            1,277,217

John B. Dicus                                                      26,418,994                              324,088

Item 6. Exhibits and Reports of Form 8-K

(A)     Documents Filed as Part of this Report

(10) $850,000,000 364-Day Credit Agreement dated June 28, 2001, among ONEOK, Inc., Bank of America, N.A., as Administrative Agent and as a Bank, Letter of Credit Issuing Bank and Swing Line Bank, Bank One, N.A., as Co-Syndicate Agent and as a Bank, First Union National Bank, as Co-Syndicate Agent and as a Bank, ABN AMRO Bank, N.V., as Co-Documentation Agent and as a Bank, and Fleet National Bank, as Co-Documentation Agent and as a Bank.

(12) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirement for the six months ended June 30, 2001 and 2000.

(12)(a) Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 2001 and 2000.

(B)     Reports on Form 8-K

        May 23, 2001 - Announced a revision in the Company's computation of earnings per share for common stock to conform to a recent announcement of the Financial Accounting Standards Board Staff codified in Emerging Issues Task Force Topic D-95.

        May 25, 2001 - Reported revised projected earnings per share amounts to conform with Emerging Issues Task Force Topic D-95 and giving effect to the two-for-one stock split approved by Company shareholders on May 17, 2001.

        May 30, 2001 - Announced that a motion filed by Southern Union seeking reconsideration of the previous dismissal of the Federal Racketeer Influenced and Corrupt Organizations Act (RICO) claims was denied. Announced that similar state law racketeering claims against the Company were dismissed.

        June 26, 2001 - Announced that certain claims against the Company asserted by Southern Union Company related to the proposed Southwest Gas Corporation merger were dismissed.

        August 9, 2001 - Reported a clarification in the second quarter earnings release.

        August 9, 2001 - Reported a conference call with financial analysts to discuss second quarter earnings.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of August 2001.




                                       ONEOK, Inc.
                                       Registrant


                                       By: /s/ Jim Kneale
                                           -------------------------------------
                                           Jim Kneale
                                           Senior Vice President, Treasurer and
                                           Chief Financial Officer
                                           (Principal Financial Officer)