Form 10-Q
period 2001-09-30
ONEOK INC /NEW/
filed 2001-11-07
CIK 1039684

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---                               ACT OF 1934
               For the quarterly period ended September 30, 2001.
                                              ------------------
                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---                          EXCHANGE ACT OF 1934
           For the transition period from              to
                                          ------------


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

Common stock, with par value of $0.01 - 59,707,645 shares outstanding at November 5, 2001.

                                   ONEOK, Inc.

                          QUARTERLY REPORT ON FORM 10-Q

Part I.  Financial Information                                          Page No.

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Income -
         Three and Nine Months Ended September 30, 2001 and 2000        3

         Consolidated Balance Sheets -
         September 30, 2001 and December 31, 2000                       4-5

         Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 2001 and 2000                  6

         Notes to Consolidated Financial Statements                     7-17

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  18-29

Item 3.  Quantitative and Qualitative Disclosures about Market Risk     30

Part II. Other Information

Item 1.  Legal Proceedings                                              31-32

Item 6.  Exhibits and Reports on Form 8-K                               33

Signatures

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

ONEOK, Inc. and Subsidiaries
CONSOLIDATED  STATEMENTS OF INCOME

                                                            Three Months Ended                Nine Months Ended
                                                               September 30,                    September 30,
(Unaudited)                                                2001             2000            2001             2000
--------------------------------------------------------------------------------------------------------------------
                                                                   (Thousands of Dollars, except per share amounts)

Operating Revenues                                     $1,127,189       $1,753,806      $5,486,019       $3,964,021
Cost of gas                                               923,940        1,563,953       4,771,447        3,354,992
--------------------------------------------------------------------------------------------------------------------
Net Revenues                                              203,249          189,853         714,572          609,029
--------------------------------------------------------------------------------------------------------------------
Operating Expenses
Operations and maintenance                                 92,493           91,478         283,466          236,541
Depreciation, depletion, and amortization                  39,322           36,068         114,133          107,556
General taxes                                              15,209           15,239          46,252           39,594
--------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                  147,024          142,785         443,851          383,691
--------------------------------------------------------------------------------------------------------------------
Operating Income                                           56,225           47,068         270,721          225,338
--------------------------------------------------------------------------------------------------------------------
Other income, net                                          (2,406)             384           1,951           18,567
Interest expense                                           34,731           32,337         108,515           82,665
Income taxes (Note L)                                         301            5,029          54,752           63,085
--------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of a change in
    accounting principle                                   18,787           10,086         109,405           98,155
Cumulative effect of a change in
    accounting principle, net of tax (Notes I and K)            -                -          (2,151)           2,115
--------------------------------------------------------------------------------------------------------------------
Net Income                                                 18,787           10,086         107,254          100,270
Preferred stock dividends                                   9,275            9,275          27,825           27,825
--------------------------------------------------------------------------------------------------------------------
Income Available for Common Stock                      $    9,512       $      811      $   79,429       $   72,445
====================================================================================================================
Earnings Per Share of Common Stock (Note E)
   Basic                                               $     0.16       $     0.01      $     0.90       $     0.85
====================================================================================================================
   Diluted                                             $     0.16       $     0.01      $     0.90       $     0.85
====================================================================================================================
Average Shares of Common Stock (Thousands)
   Basic                                                   99,521           98,292          99,382           98,320
   Diluted                                                 99,633           98,300          99,648           98,326



See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

                                                                     September 30,     December 31,
(Unaudited)                                                              2001              2000
---------------------------------------------------------------------------------------------------
                                                                         (Thousands of Dollars)
Assets
Current Assets
   Cash and cash equivalents                                           $      106       $      249
   Trade accounts and notes receivable                                    539,456        1,627,714
   Materials and supplies                                                  18,161           18,119
   Gas in storage                                                          96,070           72,979
   Deferred income taxes                                                    8,009           10,425
   Unrecovered purchased gas costs                                         74,465            1,578
   Assets from price risk management activities                           708,483        1,416,368
   Deposits                                                                68,805          120,800
   Other current assets                                                    29,736           71,906
---------------------------------------------------------------------------------------------------
     Total Current Assets                                               1,543,291        3,340,138
---------------------------------------------------------------------------------------------------
Property, Plant and Equipment
   Marketing and Trading                                                    3,218            2,795
   Gathering and Processing                                             1,016,535        1,001,994
   Transportation and Storage                                             784,576          758,019
   Distribution                                                         1,946,679        1,860,181
   Production                                                             471,808          428,701
   Power                                                                  116,861           75,891
   Other                                                                   81,205           64,056
---------------------------------------------------------------------------------------------------
     Total Property, Plant and Equipment                                4,420,882        4,191,637
   Accumulated depreciation, depletion, and amortization                1,205,596        1,110,803
---------------------------------------------------------------------------------------------------
     Net Property, Plant and Equipment                                  3,215,286        3,080,834
---------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets
   Regulatory assets, net (Note B)                                        227,631          238,605
   Goodwill                                                               117,279           92,909
   Assets from price risk management activities                           370,667          405,666
   Investments and other                                                  217,786          202,193
---------------------------------------------------------------------------------------------------
     Total Deferred Charges and Other Assets                              933,363          939,373
---------------------------------------------------------------------------------------------------
          Total Assets                                                 $5,691,940       $7,360,345
===================================================================================================


See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS


                                                                         September 30,   December 31,
(Unaudited)                                                                  2001           2000
----------------------------------------------------------------------------------------------------
                                                                         (Thousands of Dollars)
Liabilities and Shareholders' Equity
Current Liabilities
   Current maturities of long-term debt                                   $  250,000      $   10,767
   Notes payable                                                             545,331         824,106
   Accounts payable                                                          363,004       1,247,519
   Dividends Payable                                                           9,256               -
   Accrued taxes                                                              59,259           8,735
   Accrued interest                                                           26,531          24,161
   Customers' deposits                                                        19,604          18,319
   Liabilities from price risk management activities                         464,182       1,296,041
   Other                                                                      36,021          96,913
----------------------------------------------------------------------------------------------------
     Total Current Liabilities                                             1,773,188       3,526,561
----------------------------------------------------------------------------------------------------
Long-term Debt, excluding current maturities                               1,514,153       1,336,082
Deferred Credits and Other Liabilities
   Deferred income taxes                                                     449,216         382,363
   Liabilities from price risk management activities                         368,264         543,278
   Lease obligation                                                          125,251         137,131
   Other deferred credits                                                    179,437         209,973
----------------------------------------------------------------------------------------------------
     Total Deferred Credits and Other Liabilities                          1,122,168       1,272,745
----------------------------------------------------------------------------------------------------
        Total Liabilities                                                  4,409,509       6,135,388
----------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note F)
Shareholders' Equity
   Convertible preferred stock, $0.01 par value:
     Series A authorized 20,000,000 shares; issued and
        outstanding 19,946,448 shares at September 30, 2001
         and December 31, 2000                                                   199             199
   Common stock, $0.01 par value:
     authorized 300,000,000 shares; issued 63,438,441 shares and outstanding 59,702,698 shares at September 30, 2001; issued
        63,198,610 shares and outstanding 59,176,550 shares at
        December 31, 2000                                                        634             632
   Paid in capital (Note H)                                                  901,692         895,352
   Unearned compensation                                                      (2,212)         (1,128)
   Accumulated other comprehensive income (Note J)                             5,623               -
   Retained earnings                                                         430,348         387,789
   Treasury stock at cost: 3,735,743 shares at September 30, 2001;
     and 4,022,060 shares at December 31, 2000                               (53,853)        (57,887)
----------------------------------------------------------------------------------------------------
     Total Shareholders' Equity                                            1,282,431       1,224,957
----------------------------------------------------------------------------------------------------
        Total Liabilities and Shareholders' Equity                        $5,691,940      $7,360,345
====================================================================================================

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Nine Months Ended
                                                                                      September 30,
(Unaudited)                                                                        2001          2000
--------------------------------------------------------------------------------------------------------
                                                                                 (Thousands of Dollars)
Operating Activities
   Net income                                                                   $  107,254     $ 100,270
   Depreciation, depletion, and amortization                                       114,133       107,556
   Gain on sale of assets                                                           (1,120)      (27,050)
   Gain on sale of equity investments                                                 (758)            -
   Income from equity investments                                                   (8,100)       (3,357)
   Deferred income taxes                                                            65,394        28,633
   Amortization of restricted stock                                                    844           492
   Changes in assets and liabilities:
     Accounts and notes receivable                                               1,088,258      (776,605)
     Inventories                                                                   (23,133)     (121,935)
     Unrecovered purchased gas costs                                               (72,887)        2,174
     Deposits                                                                       51,995       (47,908)
     Accounts payable and accrued liabilities                                     (781,922)      806,352
     Price risk management assets and liabilities                                 (231,768)      (38,021)
     Other assets and liabilities                                                  (85,957)      (22,305)
--------------------------------------------------------------------------------------------------------
     Cash Provided by Operating Activities                                         222,233         8,296
--------------------------------------------------------------------------------------------------------
Investing Activities
   Changes in other investments, net                                                   756          (111)
   Acquisitions                                                                    (15,345)     (460,472)
   Capital expenditures                                                           (243,244)     (217,904)
   Proceeds from sale of property                                                    7,911        60,659
   Proceeds from sale of equity investment                                           7,425             -
--------------------------------------------------------------------------------------------------------
     Cash Used in Investing Activities                                            (242,497)     (617,828)
--------------------------------------------------------------------------------------------------------
Financing Activities
   Payments of notes payable, net                                                 (278,775)       18,863
   Change in bank overdraft                                                        (48,414)       89,632
   Issuance of debt                                                                401,367       589,429
   Payment of debt                                                                  (7,115)      (22,948)
   Issuance of common stock                                                          5,171             -
   Issuance (acquisition) of treasury stock, net                                     3,257       (10,401)
   Dividends paid                                                                  (55,370)      (54,978)
--------------------------------------------------------------------------------------------------------
     Cash Provided by Financing Activities                                          20,121       609,597
--------------------------------------------------------------------------------------------------------
        Change in Cash and Cash Equivalents                                           (143)           65
        Cash and Cash Equivalents at Beginning of Period                               249            72
--------------------------------------------------------------------------------------------------------
        Cash and Cash Equivalents at End of Period                              $      106     $     137
========================================================================================================


See accompanying Notes to Consolidated Financial Statements.

                          ONEOK, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.   Summary of Significant Accounting Policies

Interim Reporting - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The interim consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for a twelve-month period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

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

B.   Regulatory Assets

The following table is a summary of the Company's regulatory assets, net of amortization.

                                           September 30,  December 31,
                                               2001          2000
----------------------------------------------------------------------
                                             (Thousands of Dollars)

Recoupable take-or-pay                      $  75,486      $  79,324
Pension costs                                  12,169         15,306
Postretirement costs other than pension        59,993         61,069
Transition costs                               21,748         22,199
Reacquired debt costs                          22,566         23,209
Income taxes                                   28,427         30,727
Other                                           7,242          6,771
----------------------------------------------------------------------
   Regulatory assets, net                   $ 227,631      $ 238,605
======================================================================


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

D.   Supplemental Cash Flow Information

The following table is supplemental information relative to the Company's cash flows.

                                                         Nine Months Ended
                                                           September 30,
                                                         2001         2000
----------------------------------------------------------------------------
                                                      (Thousands of Dollars)

Cash paid during the period
   Interest (including amounts capitalized)            $106,105    $  86,124
   Income taxes                                        $ 13,047    $  41,243
Noncash transactions
   Treasury stock transferred to compensation plans    $      -    $      61
Acquisitions
   Property, plant and equipment                       $    845    $ 782,970
   Current assets                                             -       74,012
   Current liabilities                                        -      (20,996)
   Goodwill                                              14,500       14,459
   Lease obligation                                           -     (139,000)
   Price risk management activities                           -     (239,660)
   Deferred credits                                           -      (11,313)
----------------------------------------------------------------------------
      Cash paid - Acquisitions                         $ 15,345    $ 460,472
============================================================================


Additions to goodwill are due to purchase price adjustments related to the Kinder Morgan acquisition.

E.   Earnings per Share Information

In accordance with a pronouncement of the Financial Accounting Standards Board's Staff at the Emerging Issues Task Force meeting in April 2001, codified as EITF Topic No. D-95 (Topic D-95), the Company revised its computation of earnings per common share (EPS). In accordance with Topic D-95, the dilutive effect of the Company's Series A Convertible Preferred Stock is now considered in the computation of basic EPS, utilizing the "if-converted" method. Under the Company's "if-converted" method, the dilutive effect of the Series A Convertible Preferred Stock on EPS cannot be less than the amount that would result from the application of the "two-class" method of computing EPS. The "two-class" method is an earnings allocation formula that determines EPS for the common stock and the participating Series A Convertible Preferred Stock according to dividends declared and participating rights in the undistributed earnings. The Series A Convertible Preferred Stock is a participating instrument with the Company's common stock with respect to the payment of dividends. For all periods presented, except the three months ended September 30, 2000, the "two-class" method resulted in additional dilution. Accordingly, EPS for such periods reflects this further dilution. The Company restated the EPS amounts for the nine months ended September 30, 2000 to be consistent with the revised methodology.

The following is a reconciliation of the basic and diluted EPS computations.

                                                            Three Months Ended September 30, 2001
                                                                                        Per Share
                                                             Income        Shares        Amount
--------------------------------------------------------------------------------------------------
                                                            (Thousands, except per share amounts)
Basic EPS

      Income available for common stock                     $ 9,512       $59,629
      Convertible preferred stock                             9,275        39,892
                                                            --------------------------
        Income available for common stock
          and assumed conversion of preferred stock          18,787        99,521        $0.19
                                                            ==========================
      Further dilution from applying the "two-
         class" method                                                                   (0.03)
                                                                                      ------------
      Basic earnings per share                                                          $ 0.16
                                                                                      ============
Effect of Other Dilutive Securities
      Options                                                     -           112
                                                            --------------------------
Diluted EPS
      Income available for common stock
          and assumed exercise of stock options             $18,787       $99,633       $ 0.19
                                                            ==========================
      Further dilution from applying the "two-
         class" method                                                                   (0.03)
                                                                                      ------------
      Diluted earnings per share                                                        $ 0.16
==================================================================================================
                                                            Three Months Ended September 30, 2000
                                                                                        Per Share
                                                             Income        Shares        Amount
--------------------------------------------------------------------------------------------------
                                                           (Thousands, except per share amounts)
Basic EPS
  Income available for common stock                         $   811        58,400       $ 0.01
                                                                                      ============
Effect of Other Dilutive Securities
  Options                                                         -             8
                                                            --------------------------
Diluted EPS
  Income available for common stock
    and assumed exercise of stock options                   $   811        58,408       $ 0.01
==================================================================================================

                                                              Nine Months Ended September 30, 2001
                                                                                          Per Share
                                                               Income        Shares         Amount
-----------------------------------------------------------------------------------------------------
                                                              (Thousands, except per share amounts)
Basic EPS
      Income available for common stock                       $ 79,429       59,490
      Convertible preferred stock                               27,825       39,892
                                                              ---------------------
          Income available for common stock
            and assumed conversion of preferred stock         $107,254       99,382         $ 1.08
                                                              =====================
          Further dilution from applying the "two-
            class" method                                                                    (0.18)
                                                                                          -----------
          Basic earnings per share                                                          $ 0.90
                                                                                          ===========
Effect of Other Dilutive Securities
          Options                                                    -          266
                                                              ---------------------
Diluted EPS
          Income available for common stock
            and assumed exercise of stock options             $107,254       99,648         $ 1.08
                                                              =====================
          Further dilution from applying the "two-
            class" method                                                                    (0.18)
                                                                                          -----------
          Diluted earnings per share                                                        $ 0.90
=====================================================================================================
                                                              Nine Months Ended September 30, 2000
                                                                                          Per Share
                                                               Income        Shares         Amount
-----------------------------------------------------------------------------------------------------
                                                              (Thousands, except per share amounts)
Basic EPS
      Income available for common stock                       $ 72,445       58,428
      Convertible preferred stock                               27,825       39,892
                                                              ---------------------
      Income available for common stock
        and assumed conversion of preferred stock             $100,270       98,320         $ 1.02
                                                              =====================
      Further dilution from applying the "two-
        class" method                                                                        (0.17)
                                                                                          -----------
      Basic earnings per share                                                              $ 0.85
                                                                                          ===========
Effect of Other Dilutive Securities
      Options                                                        -            6
                                                              ---------------------
Diluted EPS
      Income available for common stock
        and assumed exercise of stock options                 $100,270       98,326         $ 1.02
                                                              =====================
      Further dilution from applying the "two-
        class" method                                                                        (0.17)
                                                                                          -----------
 Diluted earnings per share                                                                 $ 0.85
=====================================================================================================

There were 332,915 and 113,354 option shares excluded from the calculation of diluted EPS for the three months ended September 30, 2001 and 2000, respectively, due to being antidilutive for the periods. There were 39,892,896 common share equivalents relative to the convertible preferred stock excluded from the calculation of diluted EPS due to the assumed conversion effect being antidilutive for the three months ended September 30, 2000. For the nine months ended September 30, 2001 and 2000, there were 121,664 and 307,278 option shares excluded from the calculation of diluted EPS, respectively, due to being antidilutive for the periods.

The following is a reconciliation of the basic and diluted EPS computations on income before the cumulative effect of a change in accounting principle to net income.

                                                  Nine Months Ended September 30,
                                                Basic EPS                Diluted EPS
                                             2001       2000          2001         2000
-----------------------------------------------------------------------------------------
                                                      (Per share amounts)
Income available for common stock
   before cumulative effect of a
   change in accounting principle         $  0.92      $  0.83      $  0.92      $  0.83

Cumulative effect of a change in
   accounting principle, net of tax         (0.02)        0.02        (0.02)        0.02
                                          -------      -------      -------      -------
Income available for common stock         $  0.90      $  0.85      $  0.90      $  0.85
=========================================================================================


F.   Commitments and Contingencies

In connection with the now terminated proposed acquisition of Southwest Gas Corporation (Southwest), the Company is party to various lawsuits. These lawsuits originally contained allegations that included, but were not limited to, federal and state Racketeer Influenced and Corrupt Organizations (RICO) Act violations and improper interference in a contractual or other business relationship between Southwest and Southern Union Corporation (Southern Union). Southern Union's complaint originally asked for $750 million damages to be trebled for alleged RICO violations, compensatory damages of not less than $750 million, punitive damages, and rescission of the Confidentiality and Standstill Agreement. On May 21, 2001, the Court denied Southern Union's motion to reconsider its ruling dismissing the federal RICO claims against the Company or to enter a judgment on the ruling. The Court also applied its ruling to dismiss the state RICO claim asserted by Southern Union against the Company. The Court's ruling on the RICO claims was made applicable to all defendants. On June 21, 2001, the Court dismissed with prejudice Southern Union's claim for fraudulent inducement against the Company, Gene Dubay and John Gaberino. The Court did not dismiss the claim by Southern Union against Southwest and Michael Maffie. The Court also dismissed with prejudice Southern Union's claims for tortious interference with a contractual relationship against the Company, and subsequently dismissed its claims as to Gene Dubay and John Gaberino. This claim remains pending against only James Irvin and Jack Rose. The Court denied the motion to dismiss Southern Union's claim for tortious interference with a prospective relationship against the Company, Gene Dubay and John Gaberino. On June 29, 2001, the Company filed a motion for summary judgment in its favor on the sole remaining claim asserted against it by Southern Union, Gene Dubay and John Gaberino joined in that motion. Various other motions for summary judgment on other claims in the lawsuits were filed by other parties, all of which were heard August 24, 2001 or October 19, 2001. The Court has not yet ruled on the motions heard on October 19, 2001. On September 25, 2001, the Court entered an order that denied the Company's motion for summary judgment on Southern Union's claims for tortious interference with a prospective relationship; however, the Court's ruling limited any recovery by Southern Union to out-of-pocket damages and punitive damages.

The Company, as third party beneficiary, filed a lawsuit against Southern Union for, among other things, breach of a confidentiality agreement between Southern Union and Southwest; the Company also asserts that Southern Union tortiously interfered with the Southwest merger agreement. The Company filed suit against Southwest seeking a declaratory judgment determining that it had properly terminated the merger agreement. In response to this suit, Southwest brought a suit against the Company and Southern Union alleging, among other things, fraud and breach of contract. Southwest is seeking damages in excess of $75,000.

The lawsuits discussed above have been consolidated into one case with Southwest and ONEOK being designated as the plaintiffs regarding claims against Southern Union. The court has entered an order setting the cases for jury trial on May 28, 2002.

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

The Company has responsibility for 12 manufactured gas sites located in Kansas, which may contain coal tar and other potentially harmful materials that are classified as hazardous material. Hazardous materials are subject to control or remediation under various environmental laws and regulations. A consent agreement with the Kansas Department of Health and Environment (KDHE) presently governs all future work at these sites. The terms of the consent agreement allow the Company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. The prioritized sites will be investigated over a ten year period. At September 30, 2001, the costs of the investigations and risk analysis have been immaterial. Limited information is available about the sites and no testing has been performed. Management's best estimate of the cost of remediation ranges from $100 thousand to $10 million per site based on a limited comparison of costs incurred to remediate comparable sites. These estimates do not give effect to potential insurance recoveries, recoveries through rates or from third parties. The Kansas Corporation Commission (KCC) has permitted others to recover their remediation costs through rates. It should be noted that additional information and testing could result in costs significantly below or in excess of the amounts estimated above. To the extent that such remediation costs are not recovered, the costs could be material to the Company's results of operations and cash flows depending on the degree of remediation required and number of years over which the remediation must be completed.

The OCC staff filed an application on February 1, 2001 to review the gas procurement practices of ONG in acquiring its gas supply for the 2000/2001 heating season to determine if they were consistent with least cost procurement practices and whether the Company's decisions resulted in fair, just and reasonable costs being borne by its customers. In a hearing on October 31, 2001, the OCC issued an oral ruling that ONG not be allowed to recover the balance in the Company's unrecovered purchased gas cost (UPGC) account related to the unrecovered gas costs from the 2000/2001 winter effective with the first billing cycle for the month following the issuance of a final order. Until such time as a final order is issued, the amount at issue is not known, and the oral ruling is not appealable. The Company believes that decisions made by the Company were prudent based upon the facts and circumstances existing at the time the decisions were made, which is the standard applicable to the Proceeding as stated by the OCC. The Company believes that the oral ruling is without merit based upon the evidence presented and will defend itself vigorously; however, the failure to recover the unrecovered purchased gas costs could have a material adverse affect on the financial condition and results of operations. As of September 30, 2001, ONG's total unrecovered purchased gas costs was $47.5 million, not all of which is related to the 2000/2001 heating season.

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

      Three Months        Marketing     Gathering    Transportation
         Ended               and           and            and                                                Other and
   September 30, 2001      Trading     Processing       Storage     Distribution     Production    Power    Eliminations    Total
------------------------------------------------------------------------------------------------------------------------------------
                                                                    (Thousands of Dollars)
Sales to unaffiliated
  customers              $  732,806    $  173,377      $   14,002    $  166,301      $   20,143   $17,118    $   3,442    $1,127,189
Intersegment sales           41,424        95,174          27,033         1,826           3,040         -     (168,497)   $        -
------------------------------------------------------------------------------------------------------------------------------------
Total Revenues           $  774,230    $  268,551      $   41,035    $  168,127      $   23,183   $17,118     (165,055)   $1,127,189
------------------------------------------------------------------------------------------------------------------------------------
Net revenues             $   27,500    $   52,821      $   30,337    $   62,579      $   23,183   $ 5,182    $   1,647    $  203,249
Operating costs          $    5,805    $   28,319      $   12,599    $   54,585      $    5,612   $   509    $     273    $  107,702

Depreciation, depletion
 and amortization        $      145    $    7,406      $    4,843    $   17,390      $    8,134   $   982    $     422    $   39,322
Operating income         $   21,550    $   17,096      $   12,895    $   (9,396)     $    9,437   $ 3,691    $     952    $   56,225
Income from equity
 investments             $        -    $        -      $      992    $        -      $      899   $     -    $       -    $    1,891
Capital expenditures     $       26    $   10,369      $    4,102    $   32,109      $   16,587   $ 1,009    $   5,052    $   69,254
------------------------------------------------------------------------------------------------------------------------------------

      Three Months        Marketing     Gathering    Transportation
         Ended               and           and            and                                                Other and
   September 30, 2000      Trading     Processing       Storage     Distribution     Production    Power    Eliminations    Total
------------------------------------------------------------------------------------------------------------------------------------
                                                                    (Thousands of Dollars)
Sales to unaffiliated
  customers              $1,226,166    $  307,317      $   33,033    $  169,107      $   11,377   $     -    $   6,806    $1,753,806
Intersegment sales       $   49,892    $   51,125      $   12,152    $    1,021      $    5,914   $     -    $(120,104)   $        -
------------------------------------------------------------------------------------------------------------------------------------
Total Revenues           $1,276,058    $  358,442      $   45,185    $  170,128      $   17,291   $     -    $(113,298)   $1,753,806
------------------------------------------------------------------------------------------------------------------------------------
Net revenues             $   15,811    $   70,816      $   33,006    $   55,210      $   17,291   $     -    $  (2,281)   $  189,853
Operating costs          $    4,558    $   31,328      $   13,321    $   51,552      $    6,443   $     -    $    (485)   $  106,717
Depreciation, depletion
  and amortization       $      192    $    6,839      $    4,628    $   16,087      $    7,701   $     -    $      621   $   36,068
Operating income         $   11,061    $   32,649      $   15,057    $  (12,429)     $    3,147   $     -    $   (2,417)  $   47,068
Income from equity
  investments            $        -    $        -      $      519    $        -      $       37   $     -    $        -   $      556
Capital expenditures     $       36    $   22,366      $   10,911    $   26,482      $   11,808   $11,890    $    9,055   $   92,548
------------------------------------------------------------------------------------------------------------------------------------

      Nine Months         Marketing     Gathering   Transportation
         Ended               and           and           and                                                Other and
   September 30, 2001      Trading     Processing      Storage     Distribution     Production    Power    Eliminations    Total
------------------------------------------------------------------------------------------------------------------------------------
                                                                   (Thousands of Dollars)
Sales to unaffiliated
  customers              $3,505,888    $  665,097     $   69,936    $1,152,448      $   64,798   $21,026    $     6,826  $5,486,019
Intersegment sales          567,272       433,713         71,102         3,331          22,669         -     (1,098,087) $        -
------------------------------------------------------------------------------------------------------------------------------------
Total Revenues           $4,073,160    $1,098,810     $  141,038    $1,155,779      $   87,467   $21,026    $(1,091,261) $5,486,019
------------------------------------------------------------------------------------------------------------------------------------
Net revenues             $   94,970    $  145,126     $   99,517    $  275,562      $   87,467   $ 6,082    $     5,848  $  714,572
Operating Costs          $   12,308    $   86,715     $   37,836    $  174,279      $   20,566   $   811    $    (2,797) $  329,718

Depreciation, depletion
  and amortization       $      406    $   21,212     $   14,344    $   51,526      $   23,878   $ 1,019    $     1,748  $  114,133
Operating income         $   82,256    $   37,199     $   47,337    $   49,757      $   43,023   $ 4,252    $     6,897  $  270,721

Cumulative effect of a
  change in accounting
  principle, net of tax  $        -    $        -     $        -    $        -      $   (2,151)  $     -    $         -  $   (2,151)
Income from equity
  investments            $        -    $        -     $    2,500    $        -      $    5,600   $     -    $         -  $    8,100
Total assets             $1,206,647    $1,394,147     $  741,850    $1,641,109      $  380,067   $ 9,450    $   318,670  $5,691,940
Capital expenditures     $      423    $   27,082     $   22,224    $   89,503      $   42,807   $40,970    $    20,235  $  243,244
------------------------------------------------------------------------------------------------------------------------------------

      Nine Months         Marketing     Gathering   Transportation
         Ended               and           and           and                                                Other and
   September 30, 2000      Trading     Processing      Storage     Distribution     Production    Power    Eliminations    Total
------------------------------------------------------------------------------------------------------------------------------------
                                                                   (Thousands of Dollars)
Sales to unaffiliated
  customers              $2,536,683    $  556,216     $   78,036    $  735,799      $   42,131   $     -    $    15,156  $3,964,021
Intersegment sales          195,870        94,442         40,873         2,848          11,357         -       (345,390) $        -
------------------------------------------------------------------------------------------------------------------------------------
Total Revenues           $2,732,553    $  650,658     $  118,909    $  738,647      $   53,488   $     -    $  (330,234) $3,964,021
------------------------------------------------------------------------------------------------------------------------------------
Net revenues             $   61,133    $  144,756     $   89,155    $  264,194      $   53,488   $     -    $    (3,697) $  609,029
Operating costs          $   11,258    $   59,971     $   32,040    $  156,555      $   17,968   $     -    $    (1,657) $  276,135
Depreciation, depletion
  and amortization       $      697    $   15,530     $   13,825    $   51,460      $   24,153   $     -    $     1,891  $  107,556
Operating income         $   49,178    $   69,255     $   43,290    $   56,179      $   11,367   $     -    $    (3,931) $  225,338
Cumulative effect of a
  change in accounting
  principle, net of tax  $    2,115    $        -     $        -    $        -      $        -   $     -    $         -  $    2,115
Income from equity
  investments            $        -    $        -     $    3,291    $        -      $       66   $     -    $         -  $    3,357
                         $             $
Total assets             $2,431,465    $1,394,540     $  631,128    $1,716,326      $  353,892   $49,740    $  (230,140) $6,346,951
Capital expenditures     $       81    $   32,663     $   25,319    $   78,150      $   29,730   $31,517    $    20,444  $  217,904
------------------------------------------------------------------------------------------------------------------------------------

H.     Paid in Capital

Paid in capital is $337.5 million and $331.2 million for common stock at September 30, 2001, and December 31, 2000, respectively. Paid in capital for convertible preferred stock was $564.2 million at September 30, 2001 and December 31, 2000.

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

The Company recognized $3.6 million in earnings, representing the ineffective portion of the cash flow hedges for the nine months ended September 30, 2001. The Company realized a $25.4 million loss in earnings that was reclassified from accumulated other comprehensive loss resulting from the settlement of contracts when the natural gas was sold. These gains and losses are reported in Operating Revenues. Other comprehensive income of $5.6 million at September 30, 2001 is related to a cash flow exposure and will be realized in earnings within the next three months.

The Company is subject to the risk of fluctuation in interest rates in the normal course of business. The Company manages interest rate risk through the use of fixed rate debt, floating rate debt and at times interest rate swaps. In July 2001, the Company entered into interest rate swaps on a total of $400 million in fixed rate long-term debt. The rate resets periodically based on the three-month LIBOR or the six-month LIBOR at the reset date. The Company recorded a $23.1 million increase in price risk management assets and long-term debt relating to these fair value hedges.

J.   Comprehensive Income

                                                               Three Months Ended    Nine Months Ended
                                                               September 30, 2001    September 30, 2001
--------------------------------------------------------------------------------------------------------
                                                                        (Thousands of Dollars)

Net Income                                                               $18,787                $107,254
Other comprehensive income (loss):
   Cumulative effect of a change in accounting principle       $     -               $(45,556)
   Unrealized gains on derivative instruments                    6,604                 29,330
   Realized losses in net income                                  (620)                25,395
                                                               -------               --------

   Other comprehensive income before taxes                       5,984                  9,169
   Income tax benefit on other comprehensive income             (2,315)                (3,546)
                                                               -------               --------
Other comprehensive income                                               $ 3,669                $  5,623

                                                                         -------                --------
Comprehensive income                                                     $22,456                $112,877
========================================================================================================


K.   Energy Trading and Risk Management Activities

The Company engages in price risk management activities for both trading and non-trading purposes. On January 1, 2000, the Company adopted Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities" (EITF 98-10) for its energy trading contracts. EITF 98-10 requires entities involved in energy trading activities to account for energy trading contracts using mark-to-market accounting. Prior to the adoption of EITF 98-10, the Company accounted for its trading activities on the accrual method based on settlement of physical positions. The adoption of EITF 98-10 was accounted for as a change in accounting principle and the cumulative effect at January 1, 2000 of $2.1 million, net of tax, was recognized. Forwards, swaps, options, and energy transportation and storage contracts utilized for trading activities are reflected at fair value as assets and liabilities from price risk management activities in the consolidated balance sheets. The fair value of these assets and liabilities are affected by the actual timing of settlements related to these contracts and current period changes resulting primarily from newly originated transactions and the impact of price movements. Changes in fair value are recognized in net revenues in the consolidated statement of income. Market prices used to fair value these assets and liabilities reflect management's best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility assumptions underlying the commitments. Market prices are adjusted for the potential impact of liquidating the Company's position in an orderly manner over a reasonable period of time under present market conditions.

L.   Income Taxes

The reduction in the effective income tax rate in the third quarter is the result of changes in estimates of prior year tax liabilities.

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

A.   Results of Operations

Consolidated Operations

The Company is a diversified energy company whose objective is to maximize value for shareholders by vertically integrating its business operations from the wellhead to the burner tip. This strategy has led the Company to focus on acquiring assets that provide synergistic trading and marketing opportunities along the natural gas energy chain. Products and services are provided to its customers through the following segments:

 .    Marketing and Trading
 .    Gathering and Processing
 .    Transportation and Storage
 .    Distribution
 .    Production
 .    Power
 .    Other

                                                                      Three Months Ended           Nine Months Ended
                                                                         September 30,               September 30,
                                                                      2001          2000          2001          2000
-----------------------------------------------------------------------------------------------------------------------
                                                                                  (Thousands of Dollars)
Financial Results
Operating revenues                                                 $1,127,189   $1,753,806     $5,486,019    $3,964,021
Cost of gas                                                           923,940    1,563,953      4,771,447     3,354,992
-----------------------------------------------------------------------------------------------------------------------
   Net revenues                                                       203,249      189,853        714,572       609,029
Operating costs                                                       107,702      106,717        329,718       276,135
Depreciation, depletion, and amortization                              39,322       36,068        114,133       107,556
-----------------------------------------------------------------------------------------------------------------------
   Operating income                                                $   56,225   $   47,068     $  270,721    $  225,338
=======================================================================================================================
Other income, net                                                  $   (2,406)  $      384     $    1,951    $   18,567
=======================================================================================================================
Cumulative effect of a change in accounting principle              $        -   $        -     $   (3,508)   $    3,449
Income tax                                                                  -            -          1,357        (1,334)
-----------------------------------------------------------------------------------------------------------------------
Cumulative effect of a change in accounting principle, net of tax  $        -   $        -     $   (2,151)   $    2,115
=======================================================================================================================

The Company's operating income increased 19 percent for the three months ended September 30, 2001 compared to the same period in 2000. Other income, net includes income from equity investments as well as ongoing litigation costs associated with the terminated acquisition of Southwest.

The Company's operating income increased 20 percent for the nine-month period primarily due to the impact of volatility on gas prices on the Marketing segment and higher average hedged prices on the Production segment. Other income, net for the nine months ended September 30, 2001 includes approximately $8.1 million in income from equity investments that was partially offset by a charge of $3.7 million related to ongoing litigation costs associated with the terminated acquisition of Southwest. Other income, net for the nine months ended September 30, 2000 includes a $26.7 million gain on the sale of assets and $3.4 income from equity investments which were partially offset by a charge of $10.6 million of previously deferred costs and ongoing litigation costs associated with the terminated acquisition of Southwest, and other charges. The reduction in the effective income tax rate in the third quarter is the result of changes in estimates of prior year tax liabilities.

Marketing and Trading

The Marketing and Trading segment purchases, stores, markets and trades natural gas to both wholesale and retail sectors in 28 states. The Company has strong mid-continent region storage positions and transport capacity of 1 Bcf/d (Bcf per day) that allows for trade from the California border, throughout the Rockies, to the Chicago city gate. With total storage capacity of 73 Bcf, withdrawal capability of 2.5 Bcf/d and injection of 1.4 Bcf/d, the Company has direct access to all regions of the country with great flexibility in capturing volatility in the energy markets.

                                                                   Three Months Ended             Nine Months Ended
                                                                      September 30,                 September 30,
                                                                    2001         2000            2001          2000
----------------------------------------------------------------------------------------------------------------------
                                                                                (Thousands of Dollars)
Financial Results
Gas sales                                                         $773,815    $1,275,568      $4,071,731    $2,731,483
Cost of gas                                                        746,730     1,260,247       3,978,190     2,671,420
----------------------------------------------------------------------------------------------------------------------
   Gross margin on gas sales                                        27,085        15,321          93,541        60,063
Other revenues                                                         415           490           1,429         1,070
----------------------------------------------------------------------------------------------------------------------
   Net revenues                                                     27,500        15,811          94,970        61,133
Operating costs                                                      5,805         4,558          12,308        11,258
Depreciation, depletion, and amortization                              145           192             406           697
----------------------------------------------------------------------------------------------------------------------
   Operating income                                               $ 21,550    $   11,061      $   82,256    $   49,178
======================================================================================================================
Other income, net                                                 $     39    $      126      $      283    $      524
======================================================================================================================
Cumulative effect of change in accounting principle, before tax   $      -    $        -      $        -    $    3,449
======================================================================================================================

Lower gas prices and sales volumes for the three months ended September 30, 2001 compared to the same period in 2000, resulted in decreased gas sales and cost of gas. Sales volumes decreased due to higher storage injections relative to the prior year. The Company continues to expand its storage position and focus on opportunistically securing storage volumes that are then hedged at favorable winter/summer spreads. The Company also benefited from falling prices that positively impacted fuel costs associated with its long-term transportation contracts.

For the nine-month period, higher gas prices and increased price volatility in 2001 resulted in increased gas sales and cost of gas compared to the same period in 2000. Increased volumes primarily resulting from acquisitions in 2000 were partially offset by the reduction in gas sales volumes resulting from higher storage injections in 2001.

Gross margin and gross margin per Mcf improved for the three and nine-month periods as the Company has now fully integrated its mid-continent marketing and trading base and is successfully executing its transportation and storage arbitrage strategy that focuses on capturing higher margin sales.

Operating costs increased for the three months ended September 30, 2001 compared to the same period in 2000 due to an increase in reserves for doubtful accounts. Operating costs increased for the nine months ended September 30, 2001 compared to the same period in 2000 due to an increase in personnel costs resulting from the acquisitions in 2000.

                                     Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                      2001       2000       2001         2000
--------------------------------------------------------------------------------
Operating Information
Natural gas volumes (MMcf)          233,879    285,783      732,225      721,198
Gross margin ($/Mcf)               $  0.116   $  0.054   $    0.128   $    0.083
Capital expenditures (Thousands)   $     26   $     36   $      423   $       81
Total assets (Thousands)           $      -   $      -   $1,206,647   $2,431,465
--------------------------------------------------------------------------------

Total assets at September 30, 2001 compared to September 30, 2000 decreased due to decreases in accounts receivables and assets from price risk management activities.

Gathering and Processing

The Gathering and Processing segment currently owns and operates 25 gas processing plants and has an ownership interest in four additional gas processing plants which it does not operate. Six operated plants are temporarily idle. The total processing capacity of plants operated and the Company's proportionate interest in plants not operated by the Company is 2.2 Bcf/d, of which 0.331 Bcf/d has been idled temporarily. A total of over 19,300 miles of gathering pipelines support the gas processing plants.

                                                                            Three Months Ended           Nine Months Ended
                                                                               September 30,               September 30,
                                                                            2001          2000          2001          2000
----------------------------------------------------------------------------------------------------------------------------
                                                                                            (Thousands of Dollars)
Financial Results
Natural gas liquids and condensate sales                                  $134,926      $189,453      $477,613      $333,864
Gas sales                                                                  110,942       145,076       550,533       261,774
Gathering, compression, dehydration and processing fees and other
revenues                                                                    22,683        23,913        70,664        55,020
Cost of sales                                                              215,730       287,626       953,684       505,902
----------------------------------------------------------------------------------------------------------------------------
   Net revenues                                                             52,821        70,816       145,126       144,756
Operating costs                                                             28,319        31,328        86,715        59,971
Depreciation, depletion, and amortization                                    7,406         6,839        21,212        15,530
============================================================================================================================
   Operating income                                                       $ 17,096      $ 32,649      $ 37,199      $ 69,255
============================================================================================================================
Other income, net                                                         $   (119)     $     75      $   (119)     $ 26,885
============================================================================================================================

Lower prices for the three months ended September 30, 2001 compared to the same period in 2000 resulted in decreases in natural gas liquids and condensate sales, gas sales and cost of sales, despite increases in volumes. For the nine-month period, increased volumes resulting from acquisitions in 2000 and higher prices resulted in increased natural gas liquids and condensate sales, gas sales and cost of sales. Fee-based revenues increased for the nine-month period due to the acquisitions in 2000.

Decreases in the processing spreads and lower prices resulted in lower net revenues for the three-month period. For the nine-month period, increased volumes associated with the acquisitions in 2000 resulted in increased revenues, cost of sales and net revenues.

Operating costs decreased for the three months ended September 30, 2001 compared to the same period in 2000 primarily due to lower general taxes and employee costs. For the nine months, operating costs increased primarily due to increased personnel costs to support the expanded base of operations resulting from the acquisitions. The increase in assets from well connects and system enhancements resulted in increases in depreciation, depletion, and amortization for the three and nine-month periods.

Other income, net in 2000 included the $26.7 million gain on the sale of the Company's 42.4 percent interest in the Indian Basin gas processing plant and gathering system.

                                                   Three Months Ended         Nine Months Ended
                                                      September 30,             September 30,
                                                    2001        2000         2001           2000
---------------------------------------------------------------------------------------------------
Gas Processing Plants Operating Information
Total gas gathered (MMbtu/D)                        1,652       1,572          1,552          1,248
Total gas processed (MMBtu/D)                       1,525       1,439          1,391          1,124
Natural gas liquids sales (MBbls)                   7,229       6,891         19,820         16,742
Natural gas liquids produced (Bbls/d)              82,164      80,947         71,712         65,718
Gas sales (MMMBtu)                                 40,495      34,808        109,302         79,284
Capital expenditures (Thousands)                  $10,369     $22,366     $   27,082     $   32,663
Total assets (Thousands)                          $     -     $     -     $1,394,147     $1,394,540
----------------------------------------------------------------------------------------------------

Strong market prices early in 2001 resulted in increases for NGL prices and gas prices for the nine months, despite decreases in market prices during the third quarter of 2001. The Conway OPIS composite NGL price increased 20 percent to $0.551 from $0.461 and the Five Pipe IFERC gas price increased 73 percent to $5.194 from $3.004 over the same nine-month period in 2000. For the three-month period, the Conway OPIS composite NGL price decreased 24 percent to $0.431 from $0.565 and the Five Pipe IFERC gas price decreased 20 percent to $3.224 from $4.024. The volume of natural gas liquids produced increased for the three-month period as decreases in gas prices made it more economical to extract liquids than it had been during 2000.

Volumes of natural gas gathered, processed and sold and natural gas liquids produced and sold increased for the nine months ended September 30, 2001 compared to the same period in 2000 primarily due to increased processing and fractionation capacity acquired in acquisitions during 2000. These acquisitions increased the Company's processing and fractionation capacity by 1.6 Bcf/d.

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

                                                   Three Months Ended        Nine Months Ended
                                                      September 30,            September 30,
                                                    2001        2000          2001       2000
-----------------------------------------------------------------------------------------------
                                                                      (Thousands of Dollars)
Financial Results
Transportation and gathering revenues             $27,515      $26,906      $92,272     $71,054
Storage revenues                                    8,812       13,119       30,150      27,066
Gas sales and other                                 4,708        5,160       18,616      20,789
Cost of fuel and gas                               10,698       12,179       41,521      29,754
-----------------------------------------------------------------------------------------------
   Net revenues                                    30,337       33,006       99,517      89,155
Operating costs                                    12,599       13,321       37,836      32,040
Depreciation, depletion, and amortization           4,843        4,628       14,344      13,825
-----------------------------------------------------------------------------------------------
   Operating income                               $12,895      $15,057      $47,337     $43,290
===============================================================================================
Other income, net                                 $   989      $   567      $ 2,076     $ 3,464
===============================================================================================

Transportation and gathering revenues increased for the three and nine months ended September 30, 2001 compared to the same periods in 2000 due to increased transportation rates. A new power plant load for the nine-month period and acquisitions in 2000 also contributed to the increase in revenues. Storage revenues decreased for the three months due to lower storage capacity availability in Kansas and Texas. For the nine months, storage revenues increased primarily due to increased volumes resulting from increased storage capacity acquired in 2000 and the industry's movement to maintain more gas in storage for use during the heating season. Cost of fuel was impacted for the nine months by the effect of higher prices.

Operating costs increased for the nine-month period primarily as a result of increased personnel costs to support the expanded base of operations resulting from the acquisitions in 2000 and increased gathering costs.

                                            Three Months Ended                 Nine Months Ended
                                               September 30,                        June 30,
                                           2001            2000              2001            2000
----------------------------------------------------------------------------------------------------------
Operating Information
Volumes transported (MMcf)               124,777         160,977           411,562         396,484
Capital expenditures (Thousands)        $  4,102        $ 10,911          $ 22,224        $ 25,319
Total assets (Thousands)                $    -          $    -            $741,850        $631,128
----------------------------------------------------------------------------------------------------------

For the three-month period, transportation volumes decreased due to a lack of injections into a Kansas gas storage facility and the resulting lack of transportation to that facility.

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

An Order received in May 2000 from the OCC provided for a $20 million net revenue reduction in rates which will be offset by an annual reduction in depreciation expense of $11.4 million. Pursuant to this Order, the Oklahoma assets and customers of KGS were transferred to ONG. This Order also adjusted rates for the removal of the gathering and storage assets no longer included in base rates and provided for the recovery of gas purchase, operations and maintenance expenses and line losses through a rider rather than base rates. An Order from the KCC effective in July, 2000 reduced tariff rates. This Order also provided for the recovery of certain costs through a cost of gas rider rather than through tariff rates, which reduces gross margin and operating costs by a like amount.

The OCC staff filed an application on February 1, 2001 to review the gas procurement practices of ONG in acquiring its gas supply for the 2000/2001 heating season to determine if they were consistent with least cost procurement practices and whether the Company's decisions resulted in fair, just and reasonable costs being borne by its customers. In a hearing on October 31, 2001, the OCC issued an oral ruling that ONG not be allowed to recover the balance in the Company's unrecovered purchased gas cost account related to the unrecovered gas costs from the 2000/2001 winter effective with the first billing cycle for the month following the issuance of a final order. Until such time as a final order is issued, the amount at issue is not known, and the oral ruling is not appealable. The Company believes that decisions made by the Company were prudent based upon the facts and circumstances existing at the time the decisions were made, which is the standard applicable to the Proceeding as stated by the OCC. The Company believes that the oral ruling is without merit based upon the evidence presented and will defend itself vigorously; however, the failure to recover the unrecovered purchased gas costs could have a material adverse affect on the financial condition and results of operations. As of September 30, 2001, ONG's total unrecovered purchased gas costs was $47.5 million, not all of which is related to the 2000/2001 heating season.

                                             Three Months Ended           Nine Months Ended
                                                September 30,               September 30,
                                              2001        2000           2001           2000
----------------------------------------------------------------------------------------------
                                                        (Thousands of Dollars)
Financial Results
Gas sales                                   $150,464    $154,130      $1,099,047      $684,236
Cost of gas                                  105,548     114,918         880,217       474,453
----------------------------------------------------------------------------------------------
   Gross margin                               44,916      39,212         218,830       209,783
PCL and ECT Revenues                          12,012      12,382          40,794        42,953
Other revenues                                 5,651       3,616          15,938        11,458
----------------------------------------------------------------------------------------------
   Net revenues                               62,579      55,210         275,562       264,194
Operating costs                               54,585      51,552         174,279       156,555
Depreciation, depletion, and amortization     17,390      16,087          51,526        51,460
----------------------------------------------------------------------------------------------
   Operating income (loss)                  $ (9,396)   $(12,429)     $   49,757      $ 56,179
==============================================================================================
Other income, net                           $   (726)   $    172      $     (647)     $    962
==============================================================================================

Gas sales and cost of gas decreased for the three months ended September 30, 2001 compared to the same period in 2000 due to decreased gas costs. Higher gas prices in the early part of 2001 resulted in an increase in gas sales and cost of gas for the nine months ended September 30, 2001 compared to the same period in 2000.

Increased customer participation in the WeatherProof rate program, a Kansas program which provides for a levelized bill each month, and colder weather contributed to higher gross margins for the three and nine-month period. Increased revenue from a line loss and gathering rider and increased customer service revenue positively impacted gross margin. Increased late payment charges contributed to the increase in Other revenues.

Increased bad debts due to the high natural gas prices resulted in an increase in operating costs of $6.0 million and $18.0 million for the three and nine months, respectively.

                                       Three Months Ended      Nine Months Ended
                                          September 30,          September 30,
                                         2001       2000       2001        2000
--------------------------------------------------------------------------------
Gross Margin per Mcf
Oklahoma
   Residential                            $7.02     $6.50      $2.95       $2.99
   Commercial                             $3.75     $2.71      $2.23       $2.30
   Industrial                             $1.65     $1.38      $1.30       $1.20
   Pipeline capacity leases (PCL)         $0.32     $0.25      $0.31       $0.26
Kansas
   Residential                            $6.17     $5.71      $2.43       $2.53
   Commercial                             $2.36     $2.96      $1.71       $1.93
   Industrial                             $1.48     $1.96      $1.45       $1.86
   End-use customer transportation (ECT)  $0.48     $0.46      $0.59       $0.55
--------------------------------------------------------------------------------

Residential, commercial and industrial gross margins per Mcf for the Oklahoma customers increased for the three months ended September 30, 2001 compared to the same period in 2000 due to reduced volumes which resulted in customer-based fees being spread over less volumes.

Gross margin per Mcf for the Kansas residential customers increased for the three-month period compared to the same period in 2000 due to increased participation in the WeatherProof rate program. Commercial and industrial margins in Kansas were lower for the three and nine-month periods due to the tariff reductions.

                                               Three Months Ended                   Nine Months Ended
                                                  September 30,                       September 30,
                                            2001               2000               2001           2000
---------------------------------------------------------------------------------------------------------------
Operating Information
Average Number of Customers              1,409,034         1,409,349            1,429,311      1,437,737
Capital expenditures (Thousands)        $   32,109        $   26,482           $   89,503     $   78,150
Total Assets (Thousands)                $      -          $      -             $1,641,109     $1,716,326
Customers per employee                         592               555                  594            554
---------------------------------------------------------------------------------------------------------------

                                           Three Months Ended                   Nine Months Ended
                                              September 30,                       September 30,
                                         2001              2000                2001            2000
---------------------------------------------------------------------------------------------------------------
Volumes (MMcf)
Gas sales
   Residential                          6,721             6,937               71,151          72,568
   Commercial                           3,447             3,915               28,704          28,209
   Industrial                             524             1,003                2,993           4,015
   Wholesale                           12,133            10,078               19,891          27,556
--------------------------------------------------------------------------------------------------------------
     Total volumes sold                22,825            21,933              122,739         132,348
PCL and ECT                            31,836            37,674              100,611         119,971
--------------------------------------------------------------------------------------------------------------
     Total volumes delivered           54,661            59,607              223,350         252,319
==============================================================================================================

Total residential and commercial volumes decreased for the three months due to warmer weather and fewer customers in the third quarter of 2001 compared to the same period in 2000. The decrease in customers is due to more customers staying off the system for longer periods primarily due to the increased payments required to reconnect service. For the nine months, the decrease during the third quarter was generally offset by the effect of colder than normal weather during the first quarter of 2001 compared to warmer than normal weather during the first quarter of 2000. Wholesale, PCL and ECT volumes decreased for the three and nine-month periods due to the loss of a large customer to an affiliate in June 2001 and certain customers curtailing manufacturing due to the high natural gas prices. These decreases in volumes were partially offset by more customers qualifying for PCL and ECT rates due to a reduction in the minimum capacity requirements pursuant to regulatory orders.

Certain costs to be recovered through the rate making process have been recorded as regulatory assets in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation". As services continue to unbundle, certain of these assets may no longer meet the criteria of a regulatory asset, and accordingly, a write-off of regulatory assets and stranded costs may be required. The Company's most recent Orders did not change the recoverability of regulatory assets. The Company has been authorized to recover transition costs incurred due to natural gas industry restructuring. The current annual recovery level is set at $2.1 million. This recovery level will be updated annually. Accordingly, the Company does not anticipate that write-off of costs, if any, will be material.

Production

The Production segment owns, develops and produces natural gas and oil reserves primarily in Oklahoma and Kansas.

                                                         Three Months Ended      Nine Months Ended
                                                            September 30,         September 30,
                                                          2001       2000        2001        2000
--------------------------------------------------------------------------------------------------
                                                                  (Thousands of Dollars)
Financial Results
Natural gas sales                                       $19,869    $15,279     $78,610     $46,944
Oil sales                                                 3,276      1,548       8,716       5,722
Other revenues                                               38        464         141         822
--------------------------------------------------------------------------------------------------
   Net revenues                                          23,183     17,291      87,467      53,488
Operating costs                                           5,612      6,443      20,566      17,968
Depreciation, depletion, and amortization                 8,134      7,701      23,878      24,153
--------------------------------------------------------------------------------------------------
   Operating income                                     $ 9,437    $ 3,147     $43,023     $11,367
==================================================================================================
Other income, net                                       $   165    $ 1,138     $ 5,518     $ 3,608
==================================================================================================
Cumulative effect of change in accounting principle,
before tax                                              $     -    $     -     $(3,508)    $     -
==================================================================================================


For the three and nine months ended September 30, 2001 compared to the same periods in 2000, natural gas sales and oil sales increased due to substantially higher realized prices which were partially offset by the reduction in natural gas sales volumes due to normal production declines. New wells added in the third quarter of 2001 resulted in increased oil production volumes. For the three-month period, operating costs decreased primarily due to decreased production taxes and overhead costs. Production taxes are calculated based on wellhead price, which was lower for the three-month period, rather than realized price, which was higher as a result of hedging activities. For the nine-month period, operating costs increased primarily due to increased production taxes resulting from the higher wellhead prices.

                                                                  Three Months Ended                 Nine Months Ended
                                                                     September 30,                     September 30,
                                                                2001             2000             2001             2000
------------------------------------------------------------------------------------------------------------------------------
Operating Information
Proved reserves
   Gas (MMcf)                                                    -               -                 252,349         258,310
   Oil (MBbls)                                                   -               -                   4,724           4,151
Production
   Gas (MMcf)                                                6,419           6,705                  19,069          20,573
   Oil (MBbls)                                                 127              88                     328             314
Average realized price
   Gas (MMcf)                                              $  3.10         $  2.28                $   4.12        $   2.28
   Oil (MBbls)                                             $ 25.80         $ 17.59                $  26.57        $  18.20
Capital expenditures  (Thousands)                          $16,587         $11,808                $ 42,807        $ 29,730
Total assets (Thousands)                                   $     -         $     -                $380,067        $353,892
-----------------------------------------------------------------------------------------------------------------------------


Average realized price, above, reflects the impact of hedging activities.

Power

The Company created the Power segment on January 1, 2001, to include the operating results of the peak electric generating plant constructed by the Company. The Company's strategy is to capture the spark spread premium primarily during peak demand periods. The plant was capable of operation in May 2001. Operating income for three and nine months ended September 30, 2001, was $3.7 million and $4.3 million, respectively. Prior to January 1, 2001, capital expenditures for the construction of the plant had been included in the Marketing and Trading segment. These capital expenditures have been reclassified and included in the Power segment for the periods shown in this report. For the three and nine months ended September 30, 2001, capital expenditures relating to the construction of the electric generating plant were $1.0 million and $41.0 million, respectively, compared to $11.9 million and $31.5 million for the same periods in 2000, respectively.

B.   Financial Flexibility and Liquidity

Operating Cash Flows

Operating cash flows for the nine months ended September 30, 2001, as compared to the same period one year ago, were $222.2 million compared to $8.3 million. Cash flow from operating activities was positively impacted in the current year due to the collection of increased accounts receivables and reduced deposits, which were partially offset by increased cash used for payment of accounts payable and gas in storage and reduced recovery of unrecovered purchased gas costs. Receivables are typically higher during the heating season, however they were higher than normal at December 31, 2000 due to the higher gas prices and the integration of the businesses acquired in 2000. Consistent with receivables, accounts payable are typically higher during the heating season resulting in payments being made during the first six months of the year. Although receivables and payables would normally have been expected to decrease from December 31, 1999 to September 30, 2000 due to seasonality as discussed above, receivables and payables increased during this period due to the acquisitions.

A reduction in margin deposits required on futures and options contracts for the Marketing and Trading segment is due to the drop in gas prices at September 30, 2001 compared to December 31, 2000. The increase in gas in storage during the nine months ended September 30, 2001 is a result of increased volumes in storage as well as higher gas prices as the Company focused on opportunistically securing volumes that are then hedged at favorable winter/summer spreads. The increase in gas in storage during the nine months ended September 30, 2000 is due to the acquisitions. For the nine months ended September 30, 2001, the increase in the unrecovered purchased gas costs is due to higher gas prices and the OCC's extending the recovery of the costs to mitigate the impact on customers. See "Liquidity", page 28.

Investing Cash Flows

Cash paid for capital expenditures for the nine months ended September 30, 2001, was $243.2 million. Capital expenditures include $41.0 million for construction of an electric generating plant. For the same period one year ago, capital expenditures were $217.9 million which included $31.5 million for the construction of the electric generating plant. The increase in capital expenditures for the nine months ended September 30, 2001 compared to the same period in 2000 is primarily attributable to increased cost of sustaining a higher asset base due to the acquisitions and the costs related to construction of the electric generating plant. Acquisitions for 2001 included $14.5 million of purchase price adjustments related to the Kinder Morgan acquisition.

Financing Cash Flows

The Company's capitalization structure is 36 percent equity and 64 percent debt at September 30, 2001, compared to 48 percent equity and 52 percent debt at December 31, 2000. At September 30, 2001, $1.7 billion of long-term debt was outstanding. As of that date, the Company could have issued $702.9 million of additional long-term debt under the most restrictive provisions contained in its various borrowing agreements. The increase in debt, incurred to finance acquisitions, resulted in the increase in interest costs for the nine months ended September 30, 2001 compared to the same period in 2000.

In April 2001, the Company issued $400 million of ten year, 7.125 percent, fixed rate notes to pay off short-term debt. In July 2001, the Company entered into interest rate swaps on this debt. In October 2001, the Company fixed the interest rate on this debt at 3.63% through 2002.

On July 18, 2001, the Company filed a "shelf" registration statement on Form S-3 pursuant to which the Company may offer debt securities and shares of the Company's Common Stock in one or more offerings with a total initial offering price of up to $500 million.

The Board of Directors has authorized up to $1.2 billion of short term financing to be obtained as necessary for the operation of the corporation and its subsidiaries. The Company has an $850 million revolving credit facility with a maturity date of June 27, 2002. This credit facility is primarily used to support the commercial paper program. At September 30, 2001, $545.3 million of commercial paper was outstanding.

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

The OCC staff filed an application on February 1, 2001 to review the gas procurement practices of ONG in acquiring its gas supply for the 2000/2001 heating season to determine if they were consistent with least cost procurement practices and whether the Company's decisions resulted in fair, just and reasonable costs being borne by its customers. In a hearing on October 31, 2001, the OCC issued an oral ruling that ONG not be allowed to recover the balance in the Company's unrecovered purchased gas cost account related to the unrecovered gas costs from the 2000/2001 winter effective with the first billing cycle for the month following the issuance of a final order. Until such time as a final order is issued, the amount at issue is not known, and the oral ruling is not appealable. The Company believes that decisions made by the Company were prudent based upon the facts and circumstances existing at the time the decisions were made, which is the standard applicable to the Proceeding as stated by the OCC. The Company believes that the oral ruling is without merit based upon the evidence presented and will defend itself vigorously; however, the failure to recover the unrecovered purchased gas costs could have a material adverse affect on the financial condition and results of operations. As of September 30, 2001, ONG's total unrecovered purchased gas costs was $47.5 million, not all of which is related to the 2000/2001 heating season.

The Company believes that internally generated funds and access to financial markets will be sufficient to meet its normal debt services, dividend requirements, and capital expenditures.

C.   Impact of Recently Issued Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (Statement 141), Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement 142), and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (Statement 143). In October, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144).

Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Goodwill acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

In connection with the Company's adoption of Statement 142, the Company will be required to perform an assessment of whether there is an indication that goodwill, including equity-method goodwill, is impaired as of the date of adoption. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in the Company's statement of earnings.

As of September 30, 2001, the Company has unamortized goodwill in the amount of $147.9 million, which will be subject to the transition provisions of Statement
142. Amortization expense related to goodwill was $3.2 million and $3.3 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, no estimate is available of the impact of adopting these Statements. The Company will discontinue amortization of goodwill effective January 1, 2002, with the adoption of Statement 142.

Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement 143 is effective for fiscal years beginning after June 15, 2002. Statement 144 retains the requirement to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. Statement 144 is effective for fiscal years beginning after December 15, 2001, and for interim periods within those fiscal years. The Company is currently assessing the impact of Statements 143 and 144 on its financial condition and results of operations.

D.   Other

Southwest Gas Corporation

Information related to the terminated proposed acquisition of Southwest Gas Corporation is presented in Note F in the Notes to the Consolidated Financial Statements and Part II, Item 1 of this Form 10-Q.

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

Interest Rate Risk - The Company is subject to the risk of fluctuation in interest rates in the normal course of business. The Company manages interest rate risk through the use of fixed rate debt, floating rate debt and at times interest rate swaps. In July 2001, the Company entered into interest rate swaps on a total of $400 million in long-term debt. In October 2001, the Company fixed the interest rates through 2002. A hypothetical 10 percent change in interest rates would result in an annual $1.8 million change in interest costs related to short-term, floating rate debt, and interest rate swaps based on principal balances outstanding at September 30, 2001.

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

At September 30, 2001, the Company's estimated potential one-day favorable or unfavorable impact on future earnings, as measured by value-at-risk, using a 95 percent confidence level and diversified correlation assuming one day to liquidate positions was $2.2 million for its non-trading portfolio and $2.3 million for its trading portfolio.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

ONEOK, Inc. v. Southern Union Company, No. 99-CV-0345-H(M), United States
-------------------------------------
District Court for the Northern District of Oklahoma, transferred, No. CV-00-1812-PHX-ROS, in the United States District Court for the District of Arizona, on appeal of preliminary injunction, United States Court of Appeals for the Tenth Circuit, Case Number 99-5103. On June 29, 2001, Southern Union filed a motion for summary judgment in its favor on the claims asserted against it by the Company in this action. A hearing on the motion was held on October 19, 2001. No decision has been rendered by the Court concerning Southern Union's motion for summary judgment.

Southern Union Company v. Southwest Gas Corporation, et al., No.
-----------------------------------------------------------
CIV-99-1294-PHX-ROS, United States District Court for the District of Arizona. On June 29, 2001, the Company filed a motion for summary judgment in its favor on the sole remaining claim asserted against it by Southern Union. On August 24, 2001, the Court heard 10 motions for summary judgment and related motions asserted by the corporate and individual parties. On September 25, 2001, the Court granted in part and denied in part the motions of ONEOK and Messrs. Dubay and Gaberino. The Court's rulings struck the damages of $750 million asserted by Southern Union, holding that any recovery in this action by Southern Union would be limited to out-of-pocket expenses and punitive damages relating to the failed merger. The Court determined that Southern Union's sole remaining liability claim, interference with a prospective economic advantage, would be set for a jury trial scheduled to commence on May 28, 2002.

ONEOK, Inc. v. Southwest Gas Corporation, No. 00-CV-063-H(E), United States
----------------------------------------
District Court for the Northern District of Oklahoma, transferred, No. CIV-00-1775-PHX-ROS, United States District Court for the District of Arizona. On June 29, 2001, Southwest filed a motion for summary judgment on the claims asserted against it by the Company in this action. A hearing on the motion was held on October 19, 2001. No decision has been rendered by the Court concerning Southwest's motion for summary judgment.

Southwest Gas Corporation v. ONEOK, Inc., No. CIV-00-0119-PHX-ROS, United States
----------------------------------------
District Court for the District of Arizona. On June 29, 2001, the Company filed a motion for partial summary judgment on the claims asserted against it by Southwest in this action. A hearing on the motion was held on October 19, 2001. No decision has been rendered by the Court on the Company's motion for summary judgment.

Quinque Operating Company, et al. v. Gas Pipelines, et al., 26th Judicial
-----------------------------------------------------------
District, Stevens County, Kansas, Civil Department, Case No. 99C30. On June 8, 2001, a Second Amended Petition was filed as a purported class action against 225 defendants, including ONEOK, Inc., one of its divisions and five of its subsidiaries. The Second Amended Petition was purportedly filed on behalf of all producers and royalty owners who have lost money as the result of mismeasurement of gas since 1974 from any of the 225 defendants. The Second Amended Petition alleges that each of the 225 defendants engaged in one or more specific "mismeasurement techniques" and conspired with one another to undermeasure the gas sold by the alleged class members. Discovery, except on class certification and personal jurisdictional grounds, has been stayed. The jurisdictional discovery sought by the plaintiffs has been limited by the Court. The response of ONEOK Gas Transportation, LLC, the only ONEOK subsidiary named as a defendant that is seeking dismissal on grounds of personal jurisdiction, was served on the plaintiff on October 29, 2001.

Cause PUD 01-57, Oklahoma Corporation Commission. On October 31, 2001, by a 2-1
---------------
vote, the Commission orally ruled that ONG should not be allowed to recover the balance in the UPGC account related to last winter's gas costs, effective with the first billing period after the order is issued. The Commission directed Staff to conduct an audit of the UPGC account to determine the amount. The Company then expects that a final written order will be entered by the Commission, which will be subject to appeal by the Company.

For additional information regarding the Company's legal proceedings, see the Company's Form 10-K for the period ended December 31, 2000 and the Company's Form 10-Q for the periods ending March 31, 2001 and June 30, 2001.

Item 6. Exhibits and Reports of Form 8-K

(A)     Documents Filed as Part of this Report

(12) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirement for the nine months ended September 30, 2001 and 2000

(12)(a) Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 2001 and 2000

(B)     Reports on Form 8-K

August 9, 2001 - Reported a clarification in the second quarter earnings release

August 9, 2001 - Reported a conference call with financial analysts to discuss second quarter earnings

September 27, 2001 - Announced that ONEOK was granted a motion for summary judgment on a claim against ONEOK by Southern Union Company for tortious interference with Southern Union's prospective relationship with Southwest Gas Corporation

September 27, 2001 - Announced ONEOK's stock repurchase plan

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of November 2001.


                               ONEOK, Inc.
                               Registrant

                               By: /s/ Jim Kneale
                                   -------------------------------------------
                                   Jim Kneale
                                   Senior Vice President, Treasurer and
                                   Chief Financial Officer
                                   (Principal Financial Officer)