Form 10-Q
period 2002-03-31
ONEOK INC /NEW/
filed 2002-05-10
CIK 1039684

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 -
   ACT OF 1934
                 For the quarterly period ended March 31, 2002.
                                                --------------

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ___________ to

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       -

Common stock, with par value of $0.01 - 60,343,263 shares outstanding at May 8, 2002.

                                   ONEOK, Inc.

                          QUARTERLY REPORT ON FORM 10-Q

Part I.     Financial Information                                       Page No.

Item 1.     Financial Statements (Unaudited)

            Consolidated Statements of Income -
            Three Months Ended March 31, 2002 and 2001                  3

            Consolidated Balance Sheets -
            March 31, 2002 and December 31, 2001                        4-5

            Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 2002 and 2001                  6

            Notes to Consolidated Financial Statements                  7-17

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations               18-30

Item 3.     Quantitative and Qualitative Disclosures about Market Risk  31-32

Part II.    Other Information

Item 1.     Legal Proceedings                                           33

Item 6.     Exhibits and Reports on Form 8-K                            34

Signatures                                                              35

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

                                                             Three Months Ended
                                                                   March 31,
(Unaudited)                                                  2002           2001
------------------------------------------------------------------------------------
                                                           (Thousands of Dollars,
                                                          except per share amounts)
Operating Revenues                                       $ 1,465,658    $ 2,956,924
Cost of gas                                                1,158,086      2,666,063
------------------------------------------------------------------------------------
Net Revenues                                                 307,572        290,861
------------------------------------------------------------------------------------
Operating Expenses
Operations and maintenance                                   109,066         94,795
Depreciation, depletion, and amortization                     40,236         36,955
General taxes                                                 15,322         16,065
------------------------------------------------------------------------------------
Total Operating Expenses                                     164,624        147,815
------------------------------------------------------------------------------------
Operating Income                                             142,948        143,046
------------------------------------------------------------------------------------
Other income (expense), net                                     (720)         3,299
Interest expense                                              26,182         37,535
Income taxes                                                  43,448         41,800
------------------------------------------------------------------------------------
Income before cumulative effect of a change in
    accounting principle                                      72,598         67,010
Cumulative effect of a change in
    accounting principle, net of tax (Note I)                      -         (2,151)
------------------------------------------------------------------------------------
Net Income                                                    72,598         64,859
Preferred stock dividends                                      9,275          9,275
------------------------------------------------------------------------------------
Income Available for Common Stock                        $    63,323    $    55,584
====================================================================================
Earnings Per Share of Common Stock (Note E)
   Basic                                                 $      0.61    $      0.54
====================================================================================
   Diluted                                               $      0.60    $      0.54
====================================================================================
Average Shares of Common Stock (Thousands)
   Basic                                                     100,070         99,214
   Diluted                                                   100,276         99,596

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                             March 31,        December 31,
(Unaudited)                                                    2002              2001
------------------------------------------------------------------------------------------
                                                               (Thousands of Dollars)
Assets
Current Assets
   Cash and cash equivalents                               $  150,705         $   28,229
   Trade accounts and notes receivable, net                   719,842            677,796
   Materials and supplies                                      19,872             20,310
   Gas in storage                                              39,110             82,694
   Unrecovered purchased gas costs                                  -             45,098
   Assets from price risk management activities               326,198            587,740
   Deposits                                                     9,708             41,781
   Other current assets                                        87,790             78,321
------------------------------------------------------------------------------------------
     Total Current Assets                                   1,353,225          1,561,969
------------------------------------------------------------------------------------------
Property, Plant and Equipment
   Marketing and Trading                                      122,214            122,172
   Gathering and Processing                                 1,052,426          1,040,195
   Transportation and Storage                                 806,609            792,641
   Distribution                                             2,006,641          1,985,177
   Production                                                 491,575            482,404
   Other                                                       87,549             85,168
------------------------------------------------------------------------------------------
     Total Property, Plant and Equipment                    4,567,014          4,507,757
   Accumulated depreciation, depletion, and amortization    1,266,617          1,234,789
------------------------------------------------------------------------------------------
     Net Property, Plant and Equipment                      3,300,397          3,272,968
------------------------------------------------------------------------------------------
Deferred Charges and Other Assets
   Regulatory assets, net (Note B)                            232,318            232,520
   Goodwill                                                   113,868            113,868
   Assets from price risk management activities               280,205            475,066
   Investments and other                                      247,098            222,768
------------------------------------------------------------------------------------------
     Total Deferred Charges and Other Assets                  873,489          1,044,222
------------------------------------------------------------------------------------------
          Total Assets                                     $5,527,111         $5,879,159
==========================================================================================

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                        March 31,          December 31,
(Unaudited)                                                                2002                2001
--------------------------------------------------------------------------------------------------------
                                                                            (Thousands of Dollars)
Liabilities and Shareholders' Equity
Current Liabilities
   Current maturities of long-term debt                               $      250,000      $      250,000
   Notes payable                                                             404,045             599,106
   Accounts payable                                                          355,506             390,479
   Accrued taxes                                                              11,572              11,528
   Accrued interest                                                           25,746              31,954
   Unrecovered purchased gas costs                                             9,442                   -
   Customers' deposits                                                        22,547              21,697
   Liabilities from price risk management activities                         153,636             381,409
   Other                                                                     165,231             132,244
--------------------------------------------------------------------------------------------------------
     Total Current Liabilities                                             1,397,725           1,818,417
--------------------------------------------------------------------------------------------------------
Long-term Debt, excluding current maturities                               1,493,899           1,498,012
Deferred Credits and Other Liabilities
   Deferred income taxes                                                     556,361             499,432
   Liabilities from price risk management activities                         397,540             491,374
   Lease obligation                                                          118,771             122,011
   Other deferred credits                                                    233,024             184,623
--------------------------------------------------------------------------------------------------------
     Total Deferred Credits and Other Liabilities                          1,305,696           1,297,440
--------------------------------------------------------------------------------------------------------
        Total Liabilities                                                  4,197,320           4,613,869
--------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note F)

Shareholders' Equity
   Convertible preferred stock, $0.01 par value:
     Series A authorized 20,000,000 shares; issued and
        outstanding 19,946,448 shares at March 31, 2002
        and December 31, 2001                                                    199                 199
   Common stock, $0.01 par value:
     authorized 300,000,000 shares; issued 63,438,441 shares
        with 60,281,805 and 60,002,218 shares outstanding
        at March 31, 2002 and December 31, 2001, respectively                    634                 634
   Paid in capital (Note H)                                                  902,984             902,269
   Unearned compensation                                                      (4,227)             (2,000)
   Accumulated other comprehensive income (loss) (Note J)                      6,151              (1,780)
   Retained earnings                                                         469,566             415,513
   Treasury stock at cost: 3,156,636 shares at March 31, 2002;
     and 3,436,223 shares at December 31, 2001                               (45,516)            (49,545)
--------------------------------------------------------------------------------------------------------
     Total Shareholders' Equity                                            1,329,791           1,265,290
--------------------------------------------------------------------------------------------------------
        Total Liabilities and Shareholders' Equity                    $    5,527,111      $    5,879,159
========================================================================================================

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Three Months Ended
                                                                     March 31,
(Unaudited)                                                     2002            2001
---------------------------------------------------------------------------------------
                                                               (Thousands of Dollars)
Operating Activities
   Net income                                                $   72,598      $   64,859
   Depreciation, depletion, and amortization                     40,236          36,955
   Gain on sale of assets                                          (813)           (363)
   (Income) loss from equity investments                          1,015          (5,407)
   Deferred income taxes                                         80,654           4,936
   Amortization of restricted stock                                 487             332
   Allowance for doubtful accounts                                3,576           3,554
   Mark to market (income) loss                                  13,690          (3,253)
   Changes in assets and liabilities:
     Accounts and notes receivable                              (45,622)        266,888
     Inventories                                                 44,022          39,149
     Unrecovered purchased gas costs                             54,540         (85,061)
     Deposits                                                    32,073         107,810
     Accounts payable and accrued liabilities                   (68,146)       (152,170)
     Price risk management assets and liabilities               119,572          62,766
     Other assets and liabilities                                17,171          18,416
---------------------------------------------------------------------------------------
     Cash Provided by Operating Activities                      365,053         359,411
---------------------------------------------------------------------------------------
Investing Activities
   Changes in other investments, net                              1,478             399
   Acquisitions                                                     (30)           (626)
   Capital expenditures                                         (60,850)        (91,013)
   Proceeds from sale of property                                 1,400             486
---------------------------------------------------------------------------------------
     Cash Used in Investing Activities                          (58,002)        (90,754)
---------------------------------------------------------------------------------------
Financing Activities
   Payments of notes payable, net                              (195,061)       (237,500)
   Change in bank overdraft                                      27,859         (15,268)
   Payment of debt                                                 (588)         (1,568)
   Issuance of common stock                                           -           3,734
   Issuance (acquisition) of treasury stock, net                  1,760             377
   Dividends paid                                               (18,545)        (18,432)
---------------------------------------------------------------------------------------
     Cash Used In Financing Activities                         (184,575)       (268,657)
---------------------------------------------------------------------------------------
        Change in Cash and Cash Equivalents                     122,476               -
        Cash and Cash Equivalents at Beginning of Period         28,229             249
---------------------------------------------------------------------------------------
        Cash and Cash Equivalents at End of Period           $  150,705      $      249
=======================================================================================

See accompanying Notes to Consolidated Financial Statements.

                          ONEOK, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.   Summary of Accounting Policies

Interim Reporting - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The interim consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for a twelve-month period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

Goodwill - On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement
142). Accordingly, the Company has discontinued the amortization of goodwill effective January 1, 2002, with the adoption of Statement 142. In accordance with the provisions of Statement 142, the Company will complete its analysis of goodwill for impairment no later than June 30, 2002. See Note K of Notes to Consolidated Financial Statements.

Reclassifications - Certain amounts in the consolidated financial statements have been reclassified to conform to the 2002 presentation.

Critical Accounting Policies

Energy Trading and Risk Management Activities- The Company engages in price risk management activities for both trading and non-trading purposes. The Company accounts for price risk management activities in accordance with Emerging Issues Task Force Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities" (EITF 98-10) for its energy trading contracts. EITF 98-10 requires entities involved in energy trading activities to account for energy trading contracts using mark-to-market accounting. Forwards, swaps, options, and energy transportation and storage contracts utilized for trading activities are reflected at fair value as assets and liabilities from price risk management activities in the consolidated balance sheets. The fair value of these assets and liabilities are affected by the actual timing of settlements related to these contracts and current period changes resulting primarily from newly originated transactions and the impact of price movements. Changes in fair value are recognized in net revenues in the consolidated statements of income. Market prices used to fair value these assets and liabilities reflect management's best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility underlying the commitments. Market prices are adjusted for the potential impact of liquidating the Company's position in an orderly manner over a reasonable period of time under present market conditions.

Regulation - The Company's intrastate transmission pipelines and distribution operations are subject to the rate regulation and accounting requirements of the Oklahoma Corporation Commission (OCC), Kansas Corporation Commission (KCC) and Texas Railroad Commission (TRC). Certain other transportation activities of the Company are subject to regulation by the Federal Energy Regulatory Commission
(FERC). Oklahoma Natural Gas (ONG) and Kansas Gas Service (KGS) follow the accounting and reporting guidance contained in Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement 71). Allocation of costs and revenues to accounting periods for ratemaking and regulatory purposes may differ from bases generally applied by non-regulated operations. Such allocations to meet regulatory accounting requirements are considered to be generally accepted accounting principles for regulated utilities.

During the rate-making process, regulatory commissions may require a utility to defer recognition of certain costs to be recovered through rates over time as opposed to expensing such costs as incurred. This allows the utility to stabilize rates over time rather than passing such costs on to the customer for immediate recovery. This causes certain expenses to be deferred as a regulatory asset and amortized to expense as they are recovered through rates. Total regulatory assets resulting from this deferral process are approximately $ 232.3 million and $232.5 million at March 31, 2002 and December 31, 2001, respectively. Although no further unbundling of services is anticipated, should this occur, certain of these assets may no longer meet the criteria for following Statement 71 and, accordingly, a write-off of regulatory assets and stranded costs may be required. However, the Company does not anticipate that these costs, if any, will be significant. See Note B of Notes to the Consolidated Financial Statements.

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

B.  Regulatory Assets

The following table is a summary of the Company's regulatory assets, net of amortization.

                                            March 31,      December 31,
                                              2002             2001
----------------------------------------------------------------------
                                              (Thousands of Dollars)
Recoupable take-or-pay                      $  73,966        $  75,336
Pension costs                                  10,079           11,124
Postretirement costs other than pension        60,198           60,170
Transition costs                               21,452           21,598
Reacquired debt costs                          22,137           22,351
Income taxes                                   27,559           28,365
Weather normalization                          11,640            7,984
Other                                           5,287            5,592
----------------------------------------------------------------------
   Regulatory assets, net                   $ 232,318        $ 232,520
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

D.  Supplemental Cash Flow Information

The following table is supplemental information relative to the Company's cash flows.

                                                           Three Months Ended
                                                               March 31,
                                                          2002          2001
------------------------------------------------------------------------------
                                                        (Thousands of Dollars)
Cash paid during the period
   Interest (including amounts capitalized)             $ 32,390     $  48,318
Income tax refund receivable                            $ 83,661     $       -
Noncash transactions
   Dividends on restricted stock                        $     56     $      32
   Treasury stock transferred to compensation plans     $     25     $     131
   Issuance (forfeiture) of restricted stock, net       $  2,658     $   2,017
   Notes payable reclassified to long-term debt
     based upon subsequent refinancing                  $      -     $ 397,048
------------------------------------------------------------------------------


E.  Earnings per Share Information

The Company computes its earnings per common share (EPS) in accordance with a pronouncement of the Financial Accounting Standards Board's Staff at the Emerging Issues Task Force meeting in April 2001, codified as EITF Topic No. D-95 (Topic D-95). In accordance with Topic D-95, the dilutive effect of the Company's Series A Convertible Preferred Stock is considered in the computation of basic EPS utilizing the "if-converted" method. Under the Company's "if-converted" method, the dilutive effect of the Series A Convertible Preferred Stock on EPS cannot be less than the amount that would result from the application of the "two-class" method of computing EPS. The "two-class" method is an earnings allocation formula that determines EPS for the common stock and the participating Series A Convertible Preferred Stock according to dividends declared and participating rights in the undistributed earnings. The Series A Convertible Preferred Stock is a participating instrument with the Company's common stock with respect to the payment of dividends. For all periods presented, the "two-class" method resulted in additional dilution. Accordingly, EPS for such periods reflects this further dilution.

The following is a reconciliation of the basic and diluted EPS computations.

                                                                 Three Months Ended March 31, 2002
                                                                                         Per Share
                                                                 Income       Shares      Amount
       ---------------------------------------------------------------------------------------------
                                                               (Thousands, except per share amounts)
       Basic EPS
              Income available for common stock                $    63,323     60,178
              Convertible preferred stock                            9,275     39,892
                                                               ----------------------
                Income available for common stock
                  and assumed conversion of preferred stock         72,598    100,070     $  0.73
                                                               ======================
              Further dilution from applying the "two-
                  class" method                                                             (0.12)
                                                                                         --------
              Basic earnings per share                                                    $  0.61
                                                                                         ========
       Effect of Other Dilutive Securities
              Options                                                    -        206
                                                               ----------------------
       Diluted EPS
              Income available for common stock
                 and assumed exercise of stock options         $    72,598    100,276     $  0.72
                                                               ======================
              Further dilution from applying the "two-
                class" method                                                               (0.12)
                                                                                         --------
              Diluted earnings per share                                                  $  0.60
       ==========================================================================================


                                                                   Three Months Ended March 31, 2001
                                                                                          Per Share
                                                                 Income       Shares       Amount
       ---------------------------------------------------------------------------------------------
                                                               (Thousands, except per share amounts)
       Basic EPS
              Income available for common stock                $   55,584     59,322
              Convertible preferred stock                           9,275     39,892
                                                               ---------------------
                Income available for common stock
                  and assumed conversion of preferred stock        64,859     99,214      $  0.65
                                                               =====================
                Further dilution from applying the "two-
                  class" method                                                             (0.11)
                                                                                         --------
                Basic earnings per share                                                  $  0.54
                                                                                         ========
       Effect of Other Dilutive Securities
                Options                                                 -        382
                                                               ---------------------
       Diluted EPS
                Income available for common stock
                   and assumed exercise of stock options       $   64,859     99,596      $  0.65
                                                               =====================
                Further dilution from applying the "two-
                  class" method                                                             (0.11)
                                                                                         --------
                Diluted earnings per share                                                $  0.54
       ==========================================================================================


There were 240,855 and 19,192 option shares excluded from the calculation of diluted EPS for the three months ended March 31, 2002 and 2001, respectively, due to being antidilutive for the periods.

The following is a reconciliation of the basic and diluted EPS computations on income before the cumulative effect of a change in accounting principle to net income.

                                                         Three Months Ended March 31,
                                                     Basic EPS                 Diluted EPS
                                                  2002        2001          2002        2001
       ---------------------------------------------------------------------------------------
                                                             (Per share amounts)
       Income available for common stock
          before cumulative effect of a
          change in accounting principle        $  0.61     $   0.56      $  0.60     $   0.56
       Cumulative effect of a change in
          accounting principle, net of tax            -        (0.02)           -        (0.02)
                                                -------     --------      -------     --------
       Income available for common stock        $  0.61     $   0.54      $  0.60     $   0.54
       =======================================================================================

F.     Commitments and Contingencies

Enron - Certain of the financial instruments discussed in the Company's Form 10-K for the year-ended December 31, 2001, have Enron North America as the counterparty. Enron Corporation and various subsidiaries, including Enron North America (Enron), filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code on December 3, 2001. In 2001, the Company took a charge of $37.4 million thereby providing an allowance for forward financial positions and establishing an allowance for uncollectible accounts related to previously settled financial and physical positions with Enron. In the first quarter of 2002, the Company recorded a recovery of approximately $14.0 million, as a result of an agreement to sell the related Enron claim. The additional income triggered increased employee costs of $5.5 million in the same period. The sale of the Enron claim is subject to normal representations as to the validity of the claims and the guarantees from Enron.

The filing of the voluntary bankruptcy proceeding by Enron created a possible technical default related to various financing leases tied to the Company's Bushton gas processing plant in south central Kansas. The Company acquired the Bushton gas processing plant and related leases from Kinder Morgan, Inc. (KMI) in April 2000. KMI had previously acquired the plant and leases from Enron. Enron is one of three guarantors of these Bushton plant leases; however, the Company is the primary guarantor. In January 2002, the Company was granted a waiver on the possible technical default related to these leases. The Company will continue to make all payments due under these leases.

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

Environmental - The Company has 12 manufactured gas sites located in Kansas, which may contain potentially harmful materials that are classified as hazardous material. Hazardous materials are subject to control or remediation under various environmental laws and regulations. A consent agreement with the Kansas Department of Health and Environment (KDHE) presently governs all future work at these sites. The terms of the consent agreement allow the Company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. The prioritized sites will be investigated over a period of time as negotiated with the KDHE. Through March 31, 2002, the costs of the investigations and risk analysis related to these manufactured gas sites have been immaterial. Although remedial investigation and interim clean up has begun on four sites, limited information is available about the sites. Management's best estimate of the cost of remediation ranges from $100,000 to $10 million per site based on a limited comparison of costs incurred to remediate comparable sites. These estimates do not give effect to potential insurance recoveries, recoveries through rates or from unaffiliated parties. The KCC has permitted others to recover remediation costs through rates. It should be noted that additional information and testing could result in costs significantly below or in excess of the amounts estimated above. To the extent that such remediation costs are not recovered, the costs could be material to the Company's results of operations and cash flows depending on the remediation done and number of years over which the remediation is completed.

In January 2001, the Yaggy storage facility, located in Hutchison, Kansas, was idled following natural gas explosions and eruptions of natural gas geysers. There are no known long-term environmental effects from the Yaggy storage facility; however, the Company continues to perform tests in cooperation with the KDHE.

Other - The OCC staff filed an application on February 1, 2001 to review the gas procurement practices of ONG in acquiring its gas supply for the 2000/2001 heating season to determine if they were consistent with least cost procurement practices and whether the Company's decisions resulted in fair, just and reasonable costs being borne by its customers. In a hearing on October 31, 2001, the OCC issued an oral ruling that ONG not be allowed to recover the balance in the Company's unrecovered purchased gas cost (UPGC) account related to the unrecovered gas costs from the 2000/2001 winter effective with the first billing cycle for the month following the issuance of a final order. A final order, which was issued on November 20, 2001, halted the recovery process effective December 1, 2001. On December 12, 2001, the OCC approved a request to stay the order and allowed ONG to commence collecting gas charges, subject to refund should the Company ultimately lose the case. In the fourth quarter of 2001, the Company took a charge of $34.6 million as a result of this order. The Company, along with the staff of the Public Utility Division and the Consumer Services Division of the OCC, the Oklahoma Attorney General, and other stipulating parties, has presented a joint settlement agreement to the OCC that resolves this gas cost issue and ongoing litigation related to a contract with Dynamic Energy Resources, Inc. A hearing with the OCC is scheduled for mid - May 2002. If approved in the current form, the financial impact of the settlement agreement on the Company will be recorded as a $14.2 million recovery, less any related costs, with the potential for an additional $8.0 recovery depending upon the potential value that could be generated by gas storage savings, less any related costs.

Two separate class action lawsuits have been filed against the Company in connection with the natural gas explosions and eruptions of natural gas geysers that occurred at the Yaggy storage facility in Hutchinson, Kansas in January 2001. Although no assurances can be given, management believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations. The Company and its subsidiaries are represented by their insurance carrier in these cases. The Company is vigorously defending itself against all claims.

In April 1998, an application filed with the OCC alleged that ONG has charged and continues to charge its ratepayers, through its PGA, excessive, imprudent and unwarranted gas purchase costs related to a contract with Dynamic Energy Resources, Inc. The Consumer Services Divisions (CSD) of the OCC conducted a review of the contract. The applicants and the CSD filed their direct testimony in February 2002. ONG filed rebuttal testimony on April 21, 2002. The hearing before the Commission is scheduled for June 3, 2002. This case is included in the proposed settlement discussed above.

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

During the first quarter of 2002, the Power segment was merged into the Marketing and Trading segment, eliminating the Power segment. This presentation reflects the Company's strategy of trading around the recently completed electric generating power plant. The prior period has been restated to reflect this presentation.

The accounting policies of the segments are substantially the same as those described in the Summary of Significant Accounting Policies in the Company's Form 10-K for the year ended December 31, 2001. Intersegment sales are recorded on the same basis as sales to unaffiliated customers. All corporate overhead costs relating to a reportable segment have been allocated for the purpose of calculating operating income. The Company's equity method investments do not represent operating segments of the Company. The Company has no single external customer from which it receives ten percent or more of its consolidated revenues.

                                   Marketing    Gathering    Transportation                                Other
     Three Months Ended               and          and            and                                       and
       March 31, 2002               Trading     Processing      Storage    Distribution   Production    Eliminations       Total
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      (Thousands of Dollars)
Sales to unaffiliated
  customers                       $   773,564   $   157,042   $    19,129   $   497,985   $    16,838    $     1,100    $ 1,465,658
Intersegment sales                    138,920        58,553        30,074         1,144         2,819       (231,510)   $         -
-----------------------------------------------------------------------------------------------------------------------------------
Total Revenues                    $   912,484   $   215,595   $    49,203   $   499,129   $    19,657    $  (230,410)   $ 1,465,658
-----------------------------------------------------------------------------------------------------------------------------------
Net revenues                      $    71,909   $    41,323   $    36,732   $   137,995   $    19,657    $       (44)   $   307,572
Operating costs                   $     8,165   $    32,070   $    14,665   $    62,885   $     7,295    $      (692)   $   124,388
Depreciation, depletion and
  amortization                    $     1,183   $     7,970   $     4,574   $    16,949   $     9,174    $       386    $    40,236
Operating income                  $    62,561   $     1,283   $    17,493   $    58,161   $     3,188    $       262    $   142,948
Income (loss) from equity
  investments                     $         -   $         -   $       438   $         -   $         -    $    (1,453)   $    (1,015)
Total assets                      $ 1,023,672   $ 1,365,308   $   815,528   $ 1,794,746   $   315,512    $   212,345    $ 5,527,111
Capital expenditures              $       138   $    10,808   $    14,759   $    21,121   $    11,622    $     2,402    $    60,850
-----------------------------------------------------------------------------------------------------------------------------------

                                   Marketing    Gathering    Transportation                                Other
     Three Months Ended               and          and            and                                       and
       March 31, 2001               Trading     Processing      Storage    Distribution   Production    Eliminations       Total
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      (Thousands of Dollars)
Sales to unaffiliated
  customers                       $ 1,868,120   $   273,687   $    34,840   $   761,175   $    16,839    $     2,263    $ 2,956,924
Intersegment sales                    420,038       202,905        18,363           733        12,447       (654,486)   $         -
-----------------------------------------------------------------------------------------------------------------------------------
Total Revenues                    $ 2,288,158   $   476,592   $    53,203   $   761,908   $    29,286    $  (652,223)   $ 2,956,924
-----------------------------------------------------------------------------------------------------------------------------------
Net revenues                      $    29,281   $    49,225   $    37,561   $   140,772   $    29,286    $     4,736    $   290,861
Operating costs                   $     4,353   $    29,177   $    12,889   $    58,065   $     7,805    $    (1,429)   $   110,860
Depreciation, depletion and
  amortization                    $       137   $     6,811   $     4,750   $    16,977   $     7,585    $       695    $    36,955
Operating income                  $    24,791   $    13,237   $    19,922   $    65,730   $    13,896    $     5,470    $   143,046
Cumulative effect of a change
  in accounting principle,
  net of tax                      $         -   $         -   $         -   $         -   $    (2,151)   $         -    $    (2,151)
Income from equity
  investments                     $         -   $         -   $       659   $         -   $        40    $     4,708    $     5,407
Total assets                      $ 1,841,792   $ 1,499,077   $   636,633   $ 2,004,305   $   313,998    $    (2,590)   $ 6,293,215
Capital expenditures              $    28,383   $     7,151   $    10,814   $    27,178   $    11,261    $     6,226    $    91,013
-----------------------------------------------------------------------------------------------------------------------------------

H.   Paid in Capital

Paid in capital is $338.8 million and $338.1 million for common stock at March 31, 2002, and December 31, 2001, respectively. Paid in capital for convertible preferred stock was $564.2 million at March 31, 2002, and December 31, 2001.

I.   Derivative Instruments and Hedging Activities

On January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133), amended by Statement No. 137 and Statement No. 138. Statement 137 delayed the implementation of Statement 133 until fiscal years beginning after June 15, 2000. Statement 138 amended the accounting and reporting standards of Statement 133 for certain derivative instruments and hedging activities. Statement 138 also amends Statement 133 for decisions made by the Financial Accounting Standards Board (FASB) relating to the Derivatives Implementation Group (DIG) process. The DIG is addressing Statement 133 implementation issues, the ultimate resolution of which may impact the application of Statement 133.

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

In 2000, the Company entered into derivative instruments related to the production of natural gas, most of which expired by the end of 2001. These derivative instruments were designed to hedge the Production segment's exposure to changes in the price of natural gas. Changes in the fair value of the derivative instruments were reflected initially in other comprehensive income
(loss) and subsequently realized in earnings when the forecasted transaction affects earnings. The Company recorded a cumulative effect charge of $2.2 million, net of tax, in the income statement and $28 million, net of tax, in accumulated other comprehensive loss to recognize at fair value the ineffective and effective portions, respectively, of the losses on all derivative instruments that were designated as cash flow hedging instruments, which primarily consist of costless option collars and swaps on natural gas production.

The Company realized a $0.7 million gain in earnings that was reclassified from accumulated other comprehensive income resulting from the settlement of contracts when the natural gas was sold. This gain is reported in Operating Revenues. Other comprehensive income at March 31, 2002 includes approximately $0.8 million related to a cash flow exposure and will be realized in earnings within the next 9 months.

The Company is subject to the risk of fluctuation in interest rates in the normal course of business. The Company manages interest rate risk through the use of fixed rate debt, floating rate debt and, at times, interest rate swaps. In July 2001, the Company entered into interest rate swaps on a total of $400 million in fixed rate long-term debt. The interest rate under these swaps resets periodically based on the three-month LIBOR or the six-month LIBOR at the reset date. In October 2001, the Company entered into an agreement to lock in the interest rates for each reset period under the swap agreements through the first quarter of 2003. In December 2001, the Company entered into interest rate swaps on a total of $200 million in fixed rate long-term debt. The Company recorded a $1.5 million net decrease in price risk management assets to recognize at fair value its derivatives that are designated as fair value hedging instruments in March 2002. Long-term debt was decreased by approximately $3.7 million to recognize the change in fair value of the related hedged liability. The Company also reduced interest expense by $2.2 million to recognize the ineffectiveness caused by locking the LIBOR rates into future periods.

J.  Comprehensive Income

The table below gives an overview of Comprehensive Income for the three months ended March 31, 2002 and 2001. Other comprehensive income for the three months ended March 31, 2002, includes realized and unrealized gains and losses on derivative instruments and unrealized holding gains arising during the period relating to the investment in Magnum Hunter Resources (MHR). In March 2002, MHR merged with Prize Energy Corp. (Prize) reducing the Company's direct ownership to approximately 11 percent and reducing the number of MHR board of director positions held by the Company from 2 to 1. As such, the Company began accounting for the investment in MHR as an available-for-sale security and, accordingly, marked the investment to fair value through other comprehensive income. Other comprehensive income for the three months ended March 31, 2001, includes the cumulative effect of a change in accounting principle due to the adoption of Statement 133 and realized and unrealized gains and losses on derivative instruments.

                                                                             Three Months Ended March 31,
                                                                           2002                        2001
-------------------------------------------------------------------------------------------------------------------
                                                                                (Thousands of Dollars)
Net Income                                                                         $ 72,598                $ 64,859
Other comprehensive income (loss):
   Cumulative effect of a change in accounting principle               $        -            $  (45,556)
   Unrealized gains (losses) on derivative instruments                       (800)               12,426
   Realized (gains) losses in net income                                     (734)               20,836
   Unrealized holding gains arising during the period                      14,042                     -
                                                                       ----------            ----------

   Other comprehensive income before taxes                                 12,508               (12,294)
   Income tax benefit (expense) on other comprehensive income (loss)       (4,577)                4,756
                                                                       --------------------  ----------------------
Other comprehensive income (loss)                                                  $  7,931                $ (7,538)

                                                                                   --------                --------
Comprehensive income                                                               $ 80,529                $ 57,321
===================================================================================================================


K.  Goodwill

The Company adopted Statement 142 on January 1, 2002. Under Statement 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. In accordance with the provisions of Statement 142, the Company will complete its analysis of goodwill for impairment no later than June 30, 2002. Had the Company been accounting for its goodwill under Statement 142 for all periods presented, the Company's net income and income per share would have been as follows:

                                                            Three Months Ended March 31,
                                                               2002              2001
        --------------------------------------------------------------------------------
                                                             (Thousands of Dollars)
        Reported net income                                $     72,598    $     64,859
        Add back goodwill amortization, net of tax                    -             639
                                                           ------------    ------------
        Pro forma adjusted net income                      $     72,598    $     65,498
                                                           ============    ============

        Basic net income per share:
           Reported net income                             $       0.61    $       0.54
           Goodwill amortization, net of tax                          -            0.01
                                                           ------------    ------------
        Pro forma adjusted basic net income per share      $       0.61    $       0.55
                                                           ============    ============

        Diluted net income per share:
           Reported net income                             $       0.60    $       0.54
           Goodwill amortization, net of tax                          -            0.01
                                                           ------------    ------------
        Pro forma adjusted diluted net income per share    $       0.60    $       0.55
        ===============================================================================

L.   Subsequent Events

In April 2002, the Company sold three million shares and 72,000 warrants of its investment in MHR for $21.7 million, net of commissions, reducing the Company's direct ownership in MHR to approximately seven percent. The Company's total direct and indirect ownership in MHR, including warrants convertible into common stock, after the sale is approximately nine percent. The Company also relinquished the remaining MHR board of director position held. As the Company accounts for the investment in MHR as an available-for-sale investment, the proportionate share of unrealized gains in other comprehensive income related to this investment were realized at the time of the sale. The Company will record a pre-tax gain of approximately $4.5 million in the statement of operations for the three months ended June 30, 2002.

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

You should not place undue reliance on the forward-looking statements. They are based on known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Those factors may affect our operations, markets, products, services and prices. In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:

..    the effects of weather and other natural phenomena on sales and prices;
..    increased competition from other energy suppliers as well as alternative forms of energy;
..    the capital intensive nature of the Company's business;
..    further deregulation, or "unbundling" of the natural gas business;
..    competitive changes in the natural gas gathering, transportation and storage business resulting from deregulation, or "unbundling," of the natural gas business;
..    the profitability of assets or businesses acquired by the Company;
..    risks of marketing, trading, and hedging activities as a result of changes in energy prices and creditworthiness of counterparties;
..    economic climate and growth in the geographic areas in which the Company does business;
..    the uncertainty of gas and oil reserve estimates;
..    the timing and extent of changes in commodity prices for natural gas, natural gas liquids, electricity, and crude oil;
..    the effects of changes in governmental policies and regulatory actions, including income taxes, environmental compliance, and authorized rates;
..    the results of litigation related to the Company's now terminated proposed acquisition of Southwest Gas Corporation (Southwest) or to the termination of the Company's merger agreement with Southwest;
..    the results of administrative proceedings and litigation involving the
     Oklahoma Corporation Commission and Kansas Corporation Commission; and
..    the other factors listed in the reports the Company has filed and may file with the Securities and Exchange Commission.

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

A.  Results of Operations

Consolidated Operations

The Company is a diversified energy company whose objective is to maximize value for shareholders by vertically integrating its business operations from the wellhead to the burner tip. This strategy has led the Company to focus on acquiring assets that provide synergistic trading and marketing opportunities along the natural gas energy chain. Products and services are provided to its customers through the following segments:

..        Marketing and Trading
..        Gathering and Processing
..        Transportation and Storage
..        Distribution
..        Production
..        Other

During the quarter ended March 31, 2002, the Power segment was combined into the Marketing and Trading segment, eliminating the Power segment. All segment data has been restated to reflect this presentation.

In the first quarter of 2002, the Company sold its claim related to the Enron bankruptcy for $22.1 million. The sale is subject to normal representations as to the validity of the claim and guarantees from Enron. The Company recorded a charge of $37.4 million in the fourth quarter of 2001 related to the Enron bankruptcy.

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                        2002            2001
              ------------------------------------------------------------------------------------------------
                                                                                      (Thousands of Dollars)
              Financial Results
              Operating revenues                                                   $  1,465,658   $ 2,956,924
              Cost of gas                                                             1,158,086     2,666,063
              ------------------------------------------------------------------------------------------------
                 Net revenues                                                           307,572       290,861
              Operating costs                                                           124,388       110,860
              Depreciation, depletion, and amortization                                  40,236        36,955
              ------------------------------------------------------------------------------------------------
                 Operating income                                                  $    142,948   $   143,046
              ================================================================================================
              Other income, net                                                    $       (720)  $     3,299
              ================================================================================================
              Cumulative effect of a change in accounting principle                $          -   $    (3,508)
              Income tax                                                                      -         1,357
              ------------------------------------------------------------------------------------------------
              Cumulative effect of a change in accounting principle, net of tax    $          -   $    (2,151)
              ================================================================================================

The Company's operating revenues and cost of gas decreased for the three months ended March 31, 2002 compared to the same period in 2001 primarily due to decreased market prices and warmer weather in the first quarter of 2002 compared to the first quarter of 2001. The decrease in operating revenues was partially offset by a $14.0 million increase due to the recovery of a portion of the costs related to Enron sales contracts that were written off in the fourth quarter of 2001. Although operating revenues and cost of gas decreased in 2002 compared to 2001, the Company's net revenues increased primarily due to the $14.0 million Enron recovery and the Company's ability to successfully execute its storage arbitrage strategy. Operating costs increased for the three months ended March 31, 2002 compared to the same period in 2001 primarily due to increased employee costs related to the increase in net income. Other income, net for the three months ended March 31, 2002 includes losses from equity investments, including Magnum Hunter Resources (MHR), of approximately $1.0 million and approximately $0.2 million of ongoing litigation costs associated with the terminated acquisition of Southwest Gas Corporation. Other income, net for the three months ended March 31, 2001 includes income from equity investments, including MHR, of approximately $5.4 million, which was partially offset by a charge of approximately $1.5 million of ongoing litigation costs associated with the terminated acquisition of Southwest Gas Corporation.

On March 15, 2002, MHR merged with Prize Energy Corp. (Prize) reducing the Company's direct ownership to approximately 11 percent and reducing the number of MHR board of director positions held by the Company from two to one. The Company began accounting for the investment in MHR as an available-for-sale security and, accordingly, marked the investment to fair value through other comprehensive income at March 31, 2002. The MHR investment and related equity loss recorded through March 15, 2002, is reported in the Other segment. Subsequent to March 31, 2002, the Company sold approximately three million shares and 72,000 warrants of its investment reducing the Company's total direct and indirect ownership to approximately nine percent. The Company also relinquished the remaining MHR board of director position held. See Note L of Notes to Consolidated Financial Statements for further discussion of the sale.

Marketing and Trading

The Marketing and Trading segment purchases, stores, markets and trades natural gas to both wholesale and retail sectors in 28 states. The Company has strong mid-continent region storage positions and transport capacity of 1 Bcf/d (Bcf per day) that allows for trade from the California border, throughout the Rockies, to the Chicago city gate. With total storage capacity of 77 Bcf, withdrawal capability of 2.5 Bcf/d and injection of 1.4 Bcf/d, the Company has direct access to all regions of the country with great flexibility in capturing volatility in the energy markets. The Company constructed a peak electric generating plant that began operations in mid-2001. The 300-megawatt electric power plant is located adjacent to one of the Company's natural gas storage facilities and is configured to supply electric power during peak periods. This plant allows the Company to capture the spark spread premium, which is the value added by converting natural gas to electricity, during peak demand periods. The Company continues to enhance its strategy of focusing on higher margin business which includes providing reliable service during peak demand periods through the use of storage.

During the quarter ended March 31, 2002, the Power segment was combined into the Marketing and Trading segment, eliminating the Power segment. This presentation reflects the Company's strategy of trading around the capacity of the electric generating plant. All segment data has been restated to reflect this presentation.

                                                          Three Months Ended
                                                               March 31,
                                                          2002          2001
     ---------------------------------------------------------------------------
                                                       (Thousands of Dollars)
     Financial Results
     Energy sales                                      $   912,272  $  2,287,413
     Cost of sales                                         840,575     2,258,877
     ---------------------------------------------------------------------------
        Gross margin on sales                               71,697        28,536
     Other revenues                                            212           745
     ---------------------------------------------------------------------------
        Net revenues                                        71,909        29,281
     Operating costs                                         8,165         4,353
     Depreciation, depletion, and amortization               1,183           137
     ---------------------------------------------------------------------------
        Operating income                               $    62,561  $     24,791
     ===========================================================================
     Other income, net                                 $       141  $          -
     ===========================================================================


                                                        Three Months Ended
                                                             March 31,
                                                      2002               2001
        ----------------------------------------------------------------------
        Operating Information
        Natural gas volumes (MMcf)                    255,789       297,354
        Natural gas gross margin ($/ Mcf)         $     0.150    $    0.093
        Power volumes (MMwh)                              316             -
        Power gross margin (loss) ($/MMwh)        $     (0.05)   $        -
        Capital expenditures (Thousands)          $       138    $   28,383
        ----------------------------------------------------------------------

Substantially lower natural gas prices for the three months ended March 31, 2002 compared to the same period in 2001, resulted in decreased energy sales and cost of sales. Natural gas sales volumes also decreased due to milder temperatures relative to the prior year. Energy sales include natural gas, power, reservation fees, crude, natural gas liquids, and basis. Basis is the price difference of natural gas due to the location of the sales and purchases. Energy sales for the period ended March 31, 2002 also include a recovery of $10.4 million related to Enron sales contracts written off in the fourth quarter of 2001. Additional employee costs of approximately $410 thousand were triggered by the income from the sale of the Enron claim and are included in operating costs. Gross margin on sales increased for the three months ended March 31, 2002 compared to the same period for 2001 due to the Company's ability to successfully execute it's strategy to capture higher margins in the current lower price environment by trading around its asset base and arbitraging intra-month price volatility and the $10.4 million Enron recovery. The Company also benefited from capturing wider winter/summer spreads on stored volumes and from comparatively lower prices that positively impacted fuel costs associated with its long-term transportation contracts. There were no power volumes sold during the three months ended March 31, 2001 as the electric generating plant was still under construction during that time.

Operating costs increased for the three months ended March 31, 2002 compared to the same period in 2001 due to increased employee costs including the addition of power trading personnel and the reassignment of risk management personnel to the marketing and trading segment.

Capital expenditures for the three months ended March 31, 2001 included construction costs of $28.4 million related to the electric generating plant, which was completed in mid-2001.

Gathering and Processing

The Gathering and Processing segment currently owns and operates or leases and operates 25 gas processing plants and has an ownership interest in four additional gas processing plants that it does not operate. Six operated plants are temporarily idle. The total processing capacity of plants operated and the Company's proportionate interest in plants not operated by the Company is 2.2 Bcf/d, of which 0.15 Bcf/d has been idled temporarily. A total of approximately 19,700 miles of gathering pipelines support the gas processing plants.

                                                                                   Three Months Ended
                                                                                         March 31,
                                                                                     2002        2001
  -----------------------------------------------------------------------------------------------------
                                                                                 (Thousands of Dollars)
  Financial Results
  Natural gas liquids and condensate sales                                        $ 131,349   $ 185,387
  Gas sales                                                                          63,203     264,736
  Gathering, compression, dehydration and processing fees and other revenues         21,043      26,469
  Cost of sales                                                                     174,272     427,367
  -----------------------------------------------------------------------------------------------------
     Net revenues                                                                    41,323      49,225
  Operating costs                                                                    32,070      29,177
  Depreciation, depletion, and amortization                                           7,970       6,811
  -----------------------------------------------------------------------------------------------------
     Operating income                                                             $   1,283   $  13,237
  =====================================================================================================
  Other income, net                                                               $     (39)  $       -
  =====================================================================================================

                                                                                   Three Months Ended
                                                                                         March 31,
                                                                                     2002        2001
  -----------------------------------------------------------------------------------------------------
  Gas Processing Plants Operating Information
  Total gas gathered (MMMBtu/d)                                                       1,224       1,228
  Total gas processed (MMMBtu/d)                                                      1,358       1,212
  Natural gas liquids sales (MBbls/d)                                                    87          68
  Natural gas liquids produced (MBbls/d)                                                 66          62
  Gas sales (MMMBtu/d)                                                                  344         396
  Capital expenditures (Thousands)                                                $  10,808   $   7,151
  -----------------------------------------------------------------------------------------------------

The decrease in natural gas liquids and condensate sales revenues for the three months ended March 31, 2002, compared to the same period in 2001 is primarily due to a decrease in natural gas liquids (NGL) prices. This decrease was partially offset by an increase in NGL sales volumes due to a return to more normal processing operations in 2002 and through the addition of certain NGL pipeline facilities leased at the end of 2001, which increased the Company's access to different markets. Gas sales and cost of sales decreased for the three months ended March 31, 2002 compared to the same period in 2001, primarily due to a reduction in gas prices and a reduction in volumes sold in 2002 as it was more economical to sell gas, rather than process gas, in 2001 due to the high value of natural gas relative to NGL prices. Additionally, gathering, compression, dehydration and processing fees and other revenues decreased due to lower compression and dehydration rates in 2002, which is directly related to the lower gas prices. The reduction in net revenues for the three months ended March 31, 2002 compared to the same period in 2001 is primarily associated with the decline in commodity prices, the relative value of NGLs compared to natural gas, the change in plant operations as a result of market conditions in 2002 compared to 2001, and the 2002 ice storm, that caused plant outages across much of Oklahoma.

NGL sales and NGLs produced increased, and conversely gas sales decreased, for 2002 compared to 2001 because gas was not processed in 2001 due to the high value of natural gas relative to NGL prices. The Conway OPIS composite NGL price for 2002 decreased approximately 48 percent, from $0.634 per gallon for the quarter ended March 31, 2001 to $0.329 per gallon for the same period in 2002. Average natural gas price for the mid-continent region decreased from $7.02 per MMBtu for the three months ended March 31, 2001 to $2.21 per MMBtu for the same period in 2002.

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

                                                                   Three Months Ended
                                                                        March 31,
                                                                   2002            2001
            ----------------------------------------------------------------------------
                                                                  (Thousands of Dollars)
            Financial Results
            Transportation and gathering revenues                $ 26,151       $ 36,166
            Storage revenues                                        7,547          9,954
            Gas sales and other                                    15,505          7,083
            Cost of fuel and gas                                   12,471         15,642
            ----------------------------------------------------------------------------
               Net revenues                                        36,732         37,561
            Operating costs                                        14,665         12,889
            Depreciation, depletion, and amortization               4,574          4,750
            ----------------------------------------------------------------------------
               Operating income                                  $ 17,493       $ 19,922
            ============================================================================
            Other income, net                                    $  1,209       $   (841)
            ============================================================================

Transportation and gathering revenues decreased for the three months ended March 31, 2002 compared to the same period in 2001 due to the decrease in price of natural gas and its impact on the sales value of retained fuel. Storage revenue decreased for the three months ended March 31, 2002 compared to the same period in 2001 due to a decrease in available capacity resulting from idling certain storage facilities in 2001. Gas sales and other increased in the quarter ended March 31, 2002 compared to the same period in 2001 due to the sale of operational inventory. This increase was partially offset by a discontinuation of certain gas contracts in 2001. For the three months ended March 31, 2002 compared to the same period in 2001, cost of fuel and gas decreased due primarily to the decrease in market prices partially offset by the increase in cost of sales relating to the sale of operational inventory. Net revenues for 2002 include $5.1 million for the sale of the operational inventory offset primarily by the decreases related to retained fuel and storage capacity, as discussed above.

                                                                   Three Months Ended
                                                                         March 31,
                                                                   2002            2001
            ----------------------------------------------------------------------------
            Operating Information
            Volumes transported (MMcf)                            159,643        159,845
            Capital expenditures (Thousands)                     $ 14,759       $ 10,814
            ----------------------------------------------------------------------------

Distribution

The Distribution segment provides natural gas distribution services in Oklahoma and Kansas to residential, commercial and industrial customers. The Company's operations in Oklahoma are primarily conducted through Oklahoma Natural Gas
(ONG) that serves residential, commercial, and industrial customers and leases pipeline capacity. Operations in Kansas are conducted through Kansas Gas Service
(KGS) that serves residential, commercial, and industrial customers. The Distribution segment serves about 80 percent of the population of Oklahoma and about 71 percent of the population of Kansas. ONG and KGS are subject to regulatory oversight by the OCC and KCC, respectively.

An order received in January 2002 from the OCC authorized ONG to increase the level of line loss recoveries made through the Company's line loss recovery rider. Recoveries related to throughput delivered through the ONEOK Gas Transportation (OGT) system, which is included in the Transportation and Storage segment, increased from 0.66% to 1.0%, while recoveries related to throughput delivered through the ONG system were increased from 1.0% to 1.35%. All recoveries are calculated at the Company's weighted average cost of gas for each month. The increased recovery percentages allow for a more rapid collection of costs incurred.

                                                        Three Months Ended
                                                            March 31,
                                                         2002         2001
      ----------------------------------------------------------------------
                                                      (Thousands of Dollars)
      Financial Results
      Gas sales                                       $ 474,637    $ 737,716
      Cost of gas                                       361,134      621,136
      ----------------------------------------------------------------------
         Gross margin                                   113,503      116,580
      PCL and ECT Revenues                               17,804       18,130
      Other revenues                                      6,688        6,062
      ----------------------------------------------------------------------
         Net revenues                                   137,995      140,772
      Operating costs                                    62,885       58,065
      Depreciation, depletion, and amortization          16,949       16,977
      ----------------------------------------------------------------------
         Operating income (loss)                      $  58,161    $  65,730
      ======================================================================
      Other income, net                               $    (336)   $       -
      ======================================================================

The decrease in gas sales and cost of gas for the three months ended March 31, 2002 compared to the same period in 2001 is primarily attributable to decreased gas costs. Warmer than normal weather during the first quarter of 2002 also contributed to the decrease. The Company experienced high sales in the first quarter of 2001 due to colder than normal weather and high gas costs.

The increase in operating costs is primarily due to an increase in employee costs related to the increase in consolidated net income.

                                                            Three Months Ended
                                                                 March 31,
                                                           2002             2001
               -----------------------------------------------------------------
               Gross Margin per Mcf
               Oklahoma
                 Residential                               $1.92           $1.99
                 Commercial                                $2.11           $1.93
                 Industrial                                $1.43           $1.05
                 Pipeline capacity leases                  $0.28           $0.31
               Kansas
                 Residential                               $1.60           $1.53
                 Commercial                                $1.44           $1.31
                 Industrial                                $1.42           $1.41
                 Wholesale                                 $0.13           $0.51
                 End-use customer transportation           $0.68           $0.73
               -----------------------------------------------------------------


                                                            Three Months Ended
                                                                 March 31,
                                                           2002             2001
               -----------------------------------------------------------------
               Volumes (MMcf)
               Gas sales
                 Residential                               50,913         53,772
                 Commercial                                17,232         20,869
                 Industrial                                 1,476          1,951
                 Wholesale                                  5,469          1,318
               -----------------------------------------------------------------
                   Total volumes sold                      75,090         77,910
               PCL and ECT                                 42,607         39,431
               -----------------------------------------------------------------
                   Total volumes delivered                117,697        117,341
               =================================================================

Residential gross margin per Mcf for the Oklahoma customers decreased for the three months ended March 31, 2002 compared to the same period in 2001 due to increased volumes in Oklahoma which resulted in customer-based fixed fees being spread over greater volumes. Increased volumes in Oklahoma relates to an increase in the number of customers partially offset by the warmer weather in Oklahoma compared to the same period in 2001. The increased volumes in Oklahoma were offset by decreased volumes in Kansas due to warmer weather, which resulted in a net decrease of volumes sold for the segment. Commercial and industrial gross margins per Mcf for Oklahoma customers increased due to reduced volumes, which resulted in customer-based fixed fees being spread over fewer volumes. Volumes decreased primarily due to the warmer weather. Pipeline capacity lease
(PCL) gross margin decreased primarily due to an increase in volumes transported by high volume users that receive a discounted rate for the high volumes. Also, more customers qualify for the PCL and End-use customer transportation (ECT ) rates due to a reduction in the minimum capacity requirement pursuant to regulatory orders.

Gross margin per Mcf for the Kansas residential, commercial and industrial customers increased for the three-month period compared to the same period in 2001 due to normalized revenues spread across lower gas sales volumes. The Kansas weather normalization program minimizes the impact of weather extremes on the Company and its customers. Revenues billed to customers in excess of normal weather during colder years are returned to customers in the following year. Conversely, during a warm year the Company accrues revenues at a normal weather level and increases customer bills in the following year. Wholesale sales, also known as "As Available" gas sales, represent gas volumes available under contracts that exceed the needs of the Company's residential and commercial customer base and are available for sale to other parties. The decrease in wholesale margins primarily relates to the lower gas prices. Wholesale volumes increased compared to the same period in 2001 as fewer volumes were required to meet the needs of the residential, commercial, and industrial customers due to the warmer weather, thus allowing more gas sales to wholesale customers. ECT margins decreased compared to 2001 due to an increase in volumes sold to customers that receive a discounted rate for large volume purchases.

                                                      Three Months Ended
                                                           March 31,
                                                      2002           2001
        -----------------------------------------------------------------
        Operating Information
        Average Number of Customers              1,450,442      1,478,225
        Capital expenditures (Thousands)      $     21,121    $    27,178
        Customers per employee                         624            583
        -----------------------------------------------------------------


The decrease in customers from March 31, 2001 to March 31, 2002 is due to more customers staying off the system for longer periods primarily due to the increased payments required to reconnect services and warmer weather.

Certain costs to be recovered through the rate making process have been recorded as regulatory assets in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation". Total regulatory assets resulting from this deferral process are approximately $232.3 million for the Distribution segment. Although no further unbundling of services is anticipated, should this occur, certain of these assets may no longer meet the criteria of a regulatory asset, and accordingly, a write-off of regulatory assets and stranded costs may be required. The Company does not anticipate that a write-off of costs, if any, will be material.

Production

The Production segment owns, develops and produces natural gas and oil reserves primarily in Oklahoma, Kansas and Texas. The Company's strategy is to add value not only to its existing production operations, but also to the related marketing, gathering, processing, transportation and storage businesses. Accordingly, the Company focuses on exploitation activities rather than exploratory drilling.

                                                           Three Months Ended
                                                               March 31,
                                                          2002           2001
               -----------------------------------------------------------------
                                                         (Thousands of Dollars)

               Financial Results
               Natural gas sales                        $  17,395     $  26,553
               Oil sales                                    2,145         2,653
               Other revenues                                 117            80
               -----------------------------------------------------------------
                 Net revenues                              19,657        29,286
               Operating costs                              7,295         7,805
               Depreciation, depletion, and
               amortization                                 9,174         7,585
               -----------------------------------------------------------------
                 Operating income                       $   3,188     $  13,896
               =================================================================
               Other income, net                        $      42     $     402
               =================================================================
               Cumulative effect of change in
               accounting principle,
               before tax                               $       -     $  (3,508)
               =================================================================


                                                           Three Months Ended
                                                               March 31,
                                                          2002           2001
               -----------------------------------------------------------------
               Operating Information
               Proved reserves
                 Gas (MMcf)                               234,555        252,582
                 Oil (MBbls)                                4,647          4,173
               Production
                 Gas (MMcf)                                 6,359          6,122
                 Oil (MBbls)                                  122             95
               Average realized price (a)
                 Gas (Mcf)                              $    2.74     $     4.34
                 Oil (Bbls)                             $   17.65     $    27.78
               Capital expenditures (Thousands)         $  11,622     $   11,261
               -----------------------------------------------------------------
               (a) Average realized price reflects the impact of hedging activities

For the three months ended March 31, 2002 the average realized price of natural gas and the average realized price of oil were significantly lower than the same period in 2001. The decrease in the average realized prices were partially offset by increases in volumes sold. The three months ended March 31, 2002 also includes a recovery of $2.7 million related to the sale of the Enron claim. Additional employee costs of approximately $403 thousand were triggered by the income from the sale of the Enron claim and are included in operating costs. Depreciation, depletion, and amortization (DD&A) increased due to increased production of natural gas and oil and a higher DD&A rate per unit produced compared to the same period in 2001. At March 31, 2002, approximately 32 percent of remaining anticipated 2002 natural gas production is hedged at a wellhead price of $3.37 for the remainder of the year.

The Production segment added 6.3 Bcfe of net reserves in the first quarter of 2002 after adjustments, including 3.8 Bcfe proved developed, 0.5 Bcfe proved behind pipe, and 2.0 Bcfe proved undeveloped. Production of natural gas and oil in the first quarter of 2002 increased compared to the first quarter of 2001 due to the increased production capacity created from the higher level of drilling during 2001.

B.   Financial Flexibility and Liquidity

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

Financing is provided through the Company's commercial paper program, long-term debt and, if needed, through a revolving credit facility. Other options to obtain financing include, but are not limited to, issuance of equity, asset securitization and sale/leaseback of facilities. The Company currently has a $500 million shelf registration in effect covering debt securities, including convertible debt and common stock. During 2001 and the first quarter of 2002, capital expenditures were financed through operating cash flows and short and long-term debt.

The Company's credit rating may be affected by a material change in financial ratios or a material adverse event. The most common criteria for assessment of the Company's credit rating are the debt to capital ratio, pre-tax and after-tax interest coverage and liquidity. If the Company's credit rating was downgraded, the interest rates on the commercial paper would increase, therefore, increasing the Company's cost to borrow funds. In the event, that the Company was unable to borrow funds under the commercial paper program, the Company has access to an $850 million revolving credit facility, which expires June 27, 2002 and the Company expects to renew. In addition, downgrades in the Company's credit rating could impact the Marketing and Trading segment's ability to do business by requiring the Company to post margins with the few counterparties with which the Company has a Credit Support Annex within its International Swaps and Derivatives Association Agreement. See further discussion of rating triggers in the Liquidity section of the Company's Form 10-K for the year ended December 31, 2001.

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

Enron - Certain of the financial instruments discussed in the Company's Form 10-K for the year-ended December 31, 2001, have Enron North America as the counterparty. Enron Corporation and various subsidiaries, including Enron North America (Enron), filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code on December 3, 2001. In 2001, the Company took a charge of $37.4 million thereby providing an allowance for forward financial positions and establishing an allowance for uncollectible accounts related to previously settled financial and physical positions with Enron. In the first quarter of 2002, the Company recorded a recovery of approximately $14.0 million, as a result of the agreement to sell the Enron claim, which is subject to normal representations as to the validity of the claims and the guarantees from Enron. The additional income from the sale of the Enron claim triggered increased employee costs of $5.5 million in the same period.

The filing of the voluntary bankruptcy proceeding by Enron created a possible technical default related to various financing leases tied to the Company's Bushton gas processing plant in south central Kansas. The Company acquired the Bushton gas processing plant and related leases from Kinder Morgan, Inc. (KMI) in April 2000. KMI had previously acquired the plant and leases from Enron. Enron is one of three guarantors of these Bushton plant leases; however, the Company is the primary guarantor. In January 2002, the Company was granted a waiver on the possible technical default related to these leases. The Company will continue to make all payments due under these leases.

Oklahoma Corporation Commission - The OCC staff filed an application on February 1, 2001 to review the gas procurement practices of ONG in acquiring its gas supply for the 2000/2001 heating season to determine if they were consistent with least cost procurement practices and whether the Company's decisions resulted in fair, just and reasonable costs being borne by its customers. In a hearing on October 31, 2001, the OCC issued an oral ruling that ONG not be allowed to recover the balance in the Company's unrecovered purchased gas cost
(UPGC) account related to the unrecovered gas costs from the 2000/2001 winter effective with the first billing cycle for the month following the issuance of a final order. A final order, which was issued on November 20, 2001, halted the recovery process effective December 1, 2001. On December 12, 2001, the OCC approved a request to stay the order and allowed ONG to commence collecting gas charges, subject to refund should the Company ultimately lose the case. In the fourth quarter of 2001, the Company took a charge of $34.6 million as a result of this order. The Company, along with the staff of the Public Utility Division and the Consumer Services Division of the OCC, the Oklahoma Attorney General, and other stipulating parties filed a joint agreement proposing settlement of this and other issues in April 2002. A hearing is expected in mid May 2002.

Cash Flow Analysis

Operating Cash Flows

Operating cash flows for the three months ended March 31, 2002, as compared to the same period one year ago, were $365.1 million compared to $359.4 million. The changes in operating cash flows primarily reflect changes in working capital accounts, deferred income taxes and price risk management assets and liabilities. The change in price risk management assets and liabilities is primarily due to $13.7 million mark-to-market losses in the first quarter of 2002. In addition, the Marketing and Trading segment's gas in storage, which is included in price risk management assets, decreased in the first quarter of due to lower gas volumes. Operating cash flows were negatively impacted in the current quarter by an increase in accounts receivable and a decrease in accounts payable. Accounts receivable would normally be expected to decrease from December 31, 2001 to March 31, 2002, as accounts receivable are typically higher during the heating season. However, accounts receivable increased during this period due to an increased UPGC rate in the first quarter of 2002 compared to the last quarter of 2001 and the receivable related to the sale of the Enron claim. Accounts payable decreased in the first quarter of 2002 as accounts payable is typically higher during the heating season. The decrease in inventories for the first quarter of 2002 and 2001 is due to the higher levels of gas in storage at December 31, 2001 and 2000, respectively, which are used throughout the remainder of the winter.

For the three months ended March 31, 2001, the changes in cash flow provided by operating activities primarily reflect changes in working capital accounts and an increase in price risk management assets and liabilities. The significant changes in the working capital accounts and price risk management assets and liabilities are primarily due to the historically higher gas prices. Accounts receivable and accounts payable are typically higher during the heating season, however, they were higher than normal at December 31, 2000 due to the higher gas prices and the integration of the businesses acquired in 2000.

Investing Cash Flows

Cash paid for capital expenditures for the three months ended March 31, 2002 was $60.9 million. For the same period in 2001, capital expenditures were $91.0 million, which included $28.4 million for the construction of the electric generating plant that was completed in the second quarter of 2001.

Financing Cash Flows

The Company's capitalization structure is 43 percent equity and 57 percent long-term debt at March 31, 2002, compared to 42 percent equity and 58 percent long-term debt at December 31, 2001. At March 31, 2002, $1.7 billion of long-term debt was outstanding. As of that date, the Company could have issued $1. 1 billion of additional long-term debt under the most restrictive provisions contained in its various borrowing agreements.

The Company's $850 million revolving credit facility is primarily used to support the commercial paper program. At March 31, 2002, $404.0 million of commercial paper was outstanding, which includes approximately $150.4 million in temporary investments and $152.2 million used to purchase natural gas that was injected in to storage. The seasonal needs of gas in storage result in increased notes payable at December 31, which are then paid throughout the first quarter of the following year.

C.   Impact of Recently Issued Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (Statement 143). Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of Statements 143 on its financial condition and results of operations.

D.   Other

Southwest Gas Corporation

Information related to the terminated proposed acquisition of Southwest Gas Corporation is presented in Note F in the Notes to the Consolidated Financial Statements and Part II, Item 1 of this Form 10-Q.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management - The Company, substantially through its nonutility segments, is exposed to market risk in the normal course of its business operations and to the impact of market fluctuations in the price of natural gas, NGLs, crude oil and power prices. Market risk refers to the risk of loss in cash flows and future earnings arising from adverse changes in commodity energy prices. The Company's primary exposure arises from fixed price purchase or sale agreements that extend for periods of up to 48 months, gas in storage utilized by the marketing and trading operation, and anticipated sales of natural gas and oil production. To a lesser extent, the Company is exposed to risk of changing prices or the cost of intervening transportation resulting from purchasing gas at one location and selling it at another (hereinafter referred to as basis risk). To minimize the risk from market fluctuations in the price of natural gas, NGLs and crude oil, the Company uses commodity derivative instruments such as futures contracts, swaps and options to manage market risk of existing or anticipated purchase and sale agreements, existing physical gas in storage, and basis risk. The Company adheres to policies and procedures that limit its exposure to market risk from open positions and monitors market risk exposure.

KGS uses derivative instruments to hedge the cost of some anticipated gas purchases during the winter heating months to protect their customers from upward volatility in the market price of natural gas. At March 31, 2002, KGS had derivative instruments in place to hedge the cost of gas purchases for 115,400 MMMbtu.

For further discussion of trading activities and models and assumptions used in the trading activities see the Critical Accounting Policies in Note A and Note I of Notes to Consolidated Financial Statements.

Interest Rate Risk - The Company is subject to the risk of fluctuation in interest rates in the normal course of business. The Company manages interest rate risk through the use of fixed rate debt, floating rate debt and, at times, interest rate swaps. Fixed rate swaps are used to reduce the Company's risk of increased interest cost during periods of rising interest rates. Floating rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates.

At March 31, 2002, the interest rate on 42 percent of the Company's debt was fixed. In July 2001, the Company entered into interest rate swaps on a total of $400 million in fixed rate long-term debt. The interest rate under these swaps resets periodically based on the three-month LIBOR or the six-month LIBOR at the reset date. In October 2001, the Company entered into an agreement to lock in the interest rates for each reset period under the swap agreements through the first quarter of 2003. In December 2001, the Company entered into additional interest rate swaps on a total of $200 million in fixed rate long-term debt. In March 2002, the Company recorded a $1.5 million net decrease in price risk management assets to recognize at fair value its derivatives that are designated as fair value hedging instruments. Long-term debt was decreased by approximately $3.7 million to recognize the change in fair value of the related hedged liability. The Company also reduced interest expense by $2.2 million to recognize the ineffectiveness caused by locking the LIBOR settings into future periods.

A 100 basis point move in the annual interest rate would change the Company's annual interest expense by $6.2 million before taxes. This amount is limited based on the LIBOR locks, which the Company has in place through the first quarter of 2003. If these locks were not in place, a 100 basis point change in the interest rates would affect the Company's annual interest expense by $10.2 million before taxes. This 100 basis point change assumes a parallel shift in the yield curve. If interest rates changed significantly, the Company would take actions to manage its exposure to the change. A specific action and the possible effects are uncertain; therefore no change has been assumed.

Value-at-Risk Disclosure of Market Risk - The Company measures entity-wide market risk in its trading, price risk management, and its non-trading portfolios using value-at-risk (VAR). The Company's VAR calculations are based on JP Morgan Risk MetricsTM approach assuming a one-day holding period. The quantification of market risk using VAR provides a consistent measure of risk across diverse energy markets and products with different risk factors in order to set overall risk tolerance, to determine risk targets and set position limits. The use of this methodology requires a number of key assumptions including the selection of a confidence level and the holding period to liquidation. Inputs to the calculation include prices, positions, instrument valuations and the variance-co-variance matrix. Historical data is used to estimate the Company's VAR with more weight given to recent data, which is considered a more relevant predictor of immediate future commodity market movements. The Company relies on VAR to determine the potential reduction in the trading and price risk management portfolio values arising from changes in market conditions over a defined period. While management believes that the aforementioned assumptions and approximations are reasonable no uniform industry methodology exists for estimating VAR and different assumptions and approximations could produce materially different VAR estimates.

The Company's VAR exposure represents an estimate of potential losses that would be recognized for its trading and price risk management portfolio of derivative financial instruments, physical contracts and gas in storage due to adverse market movements over a defined time horizon within a specified confidence level. A one-day time horizon and a 95 percent confidence level were used in the Company's VAR data. Actual future gains and losses will differ from those estimated by the VAR calculation based on actual fluctuations in commodity prices, operating exposures and timing thereof, and the changes in the Company's trading and price risk management portfolio of derivative financial instruments and physical contracts. VAR information should be evaluated in light of this information and the methodology's other limitations.

The Company's potential impact on future earnings, as measured by the VAR, was $11.8 million and $4.8 million at March 31, 2002 and 2001, respectively. The average, high and low VAR calculations for the quarter ended March 31, 2002 were $6.5 million, $17.7 million and $2.0 million, respectively. The variations in the VAR data are reflective of the Company's marketing and trading growth and market volatility during the quarter.

Risk Policy and Oversight - The Company controls the scope of risk management, marketing and trading operations through a comprehensive set of policies and procedures involving senior levels of management. The Company's Board of Directors affirms the risk limit parameters with its audit committee having oversight responsibilities for the policies. A risk oversight committee, comprised of corporate and business segment officers, oversees all activities related to commodity price, credit and interest rate risk management, marketing and trading activities. The committee also proposes risk metrics including VAR and position loss limits. The Company has a corporate risk control organization led by the Vice-President of Risk Control, which is assigned responsibility for establishing and enforcing the policies, procedures and limits and evaluating the risks inherent in proposed transactions. Key risk control activities include credit review and approval, credit and performance risk measurement and monitoring, validation of transactions, portfolio valuation, VAR and other risk metrics.

To the extent open commodity positions exist; fluctuating commodity prices can impact the financial results and financial position of the Company either favorably or unfavorably. As a result, the Company cannot predict with precision the impact risk management decisions may have on the business, operating results or financial position.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Quinque Operating Company, et al. v. Gas Pipelines, et al., 26/th/ Judicial
----------------------------------------------------------
District, Stevens County, Kansas, Civil Department, Case No. 99C30. On February 25, 2002, the Court entered an Order allowing supplemental briefing on the pending Motion to Dismiss and further extending the dates for briefing on personal jurisdiction and class certification issues. The supplemental briefing has been done and we are awaiting the Court's decision on the Motion to Dismiss.

Cause PUD 01-57, Oklahoma Corporation Commission. The parties to this case and
----------------
Cause No. PUD 980000188 have been conducting settlement discussions for the resolution of all issues in both cases and are scheduled to present a proposed settlement for Commission approval on May 16, 2002. ONG and the Commission jointly requested the Oklahoma Supreme Court to stay further proceedings in the appeal from the Commission order in this case and to remand the case to the Commission for approval of a proposed settlement. The Court issued an order staying the appellate proceedings until May 30, 2002.

Application of Michael Edward McAdams and John Powell Walker for Relief from
----------------------------------------------------------------------------
Improper and Excessive Gas Costs. The parties to this case and Cause No. PUD
--------------------------------
200100057 have been conducting settlement discussions for the resolution of all issues in both cases. At the parties' request, the Commission continued the procedural schedule in the cause pending presentation of a proposed settlement on May 16, 2002.

Item 6. Exhibits and Reports on Form 8-K

(A)     Documents Filed as Part of this Report

(12) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirement for the three months ended March 31, 2002 and 2001.

(12)(a) Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2002 and 2001.

(B)     Reports on Form 8-K

January 8, 2002 - Announced that the federal district court ruled that Southwest Gas Corporation cannot attempt to pursue its alleged $308 million claim against the Company.

January 18, 2002 - Announced that the Company had been granted a waiver on a possible technical default related to various financing leased tied to the Company's Bushton processing plant.

March 21, 2002 - Filed the transcript of the February 27, 2002 conference call to discuss year-end earnings for 2001.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10/th/ day of May 2002.


                                        ONEOK, Inc.
                                        Registrant

                                        By: /s/ Jim Kneale
                                            ------------------------------------
                                            Jim Kneale
                                            Senior Vice President, Treasurer and
                                            Chief Financial Officer
                                            (Principal Financial Officer)