Form 10-K/A
period 2001-12-31
ONEOK INC /NEW/
filed 2002-11-14
CIK 1039684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2001.

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period
from                      to                     .

Commission file number 001-13643

ONEOK, Inc.
(Exact name of registrant as specified in its charter)

Oklahoma	73-1520922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 West Fifth Street, Tulsa, OK	74103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (918) 588-7000

Securities registered pursuant to Section 12(b) of the Act:

Common stock, with par value of $0.01	New York Stock Exchange
(Title of Each Class)	(Name of Each Exchange on which Registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Aggregate market value of registrant’s voting stock held by non-affiliates based on the closing trade price on March 8, 2002, was: Common stock of $ 1,167.6 million

On March 8, 2002, the Company had 60,248,668 shares of common stock outstanding.

Explanatory Statement:

The purpose of this Amendment No. 1 is to restate the Consolidated Statements of Cash Flows on p. 68 of the ONEOK, Inc. 2001 Annual Report on Form 10-K to correct mathematical errors related to the treatment of bank overdrafts, and to add Note U to the consolidated financial statements discussing the restatement. Except as amended as described above, the Consolidated Financial Statements of the Company being filed herewith (and included in the Company’s 10-K for the year ended December 31, 2001 as previously filed with the Securities and Exchange Commission) remain unchanged.

PART II.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders
ONEOK, Inc.:

We have audited the accompanying consolidated balance sheets of ONEOK, Inc. and subsidiaries as of December 31, 2001, 2000, and 1999, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended December 31, 2001 and 2000, the year ended August 31, 1999 and the four months ended December 31, 1999. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note U to the consolidated financial statements, the consolidated statements of cash flows for the years ended December 31, 2001 and 2000 and the four months ended December 31, 1999 have been restated.

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

KPMG LLP

Tulsa, Oklahoma
February 14, 2002, except as to Note U, which
is as of November 8, 2002

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31, 2001	Year Ended December 31, 2000	Four Months Ended December 31, 1999	Year Ended August 31, 1999

	(Thousands of Dollars, except per share amounts)
Operating Revenues (Note A)	$6,803,146	$6,642,858	$806,478	$1,838,949
Cost of gas	5,894,361	5,845,726	587,681	1,213,478

Net Revenues	908,785	797,132	218,797	625,471

Operating Expenses
Operations and maintenance	394,367	266,545	77,247	240,330
Depreciation, depletion, and amortization	157,310	143,351	43,227	129,704
General taxes	61,876	53,303	14,755	39,715

Total Operating Expenses	613,553	463,199	135,229	409,749

Operating Income	295,232	333,933	83,568	215,722

Other income, net	876	18,475	2,396	10,500
Interest expense	140,158	118,630	27,883	52,809
Income taxes	52,234	90,286	22,737	67,056

Income before cumulative effect of a change in accounting principle	103,716	143,492	35,344	106,357
Cumulative effect of a change in accounting principle, net of tax (Note A)	(2,151)	2,115	—	—

Net Income	101,565	145,607	35,344	106,357
Preferred stock dividends	37,100	37,100	12,367	37,247

Income Available for Common Stock	$64,465	$108,507	$22,977	$69,110

Earnings Per Share of Common Stock (Note Q)
Basic	$0.85	$1.23	$0.27	$0.86

Diluted	$0.85	$1.23	$0.27	$0.86

Average Shares of Common Stock (Thousands)
Basic	99,449	98,340	100,742	103,102
Diluted	99,671	98,388	100,768	103,142

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31, 2001	December 31, 2000	December 31, 1999

	(Thousands of Dollars)
Assets
Current Assets
Cash and cash equivalents	$28,229	$249	$72
Trade accounts and notes receivable, net	677,796	1,627,714	371,313
Materials and supplies	20,310	18,119	10,360
Gas in storage	82,694	57,800	124,511
Deferred income taxes	—	10,425	8,383
Purchased gas cost adjustment	45,098	1,578	8,105
Assets from price risk management activities (Note C)	587,740	1,416,368	—
Customer deposits	41,781	120,800	40,928
Other current assets	78,321	71,906	31,714

Total Current Assets	1,561,969	3,324,959	595,386

Property, Plant and Equipment
Marketing and Trading	3,979	2,795	2,047
Gathering and processing	1,040,195	1,001,994	385,260
Transportation and Storage	792,641	773,198	526,537
Distribution	1,985,177	1,860,181	1,766,057
Production	482,404	428,701	405,298
Power	118,193	75,891	17,193
Other	85,168	64,056	41,301

Total Property, Plant and Equipment	4,507,757	4,206,816	3,143,693
Accumulated depreciation, depletion, and amortization	1,234,789	1,110,803	1,021,915

Net Property	3,272,968	3,096,013	2,121,778

Deferred Charges and Other Assets
Regulatory assets, net (Note E)	232,520	238,605	247,486
Goodwill	113,868	92,909	80,743
Assets from price risk management activities (Note C)	475,066	405,666	—
Investments and other	222,768	202,193	195,847

Total Deferred Charges and Other Assets	1,044,222	939,373	524,076

Total Assets	$5,879,159	$7,360,345	$3,241,240

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31, 2001	December 31, 2000	December 31, 1999

	(Thousdands of Dollars)
Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of long-term debt	$250,000	$10,767	$21,767
Notes payable	599,106	824,106	462,242
Accounts payable	390,479	1,247,519	237,653
Accrued taxes	11,528	8,735	359
Accrued interest	31,954	24,161	16,628
Customers’ deposits	21,697	18,319	18,212
Liabilities from price risk management activities (Note C)	381,409	1,296,041	—
Other	132,244	96,913	29,852

Total Current Liabilities	1,818,417	3,526,561	786,713

Long-term Debt, excluding current maturities	1,498,012	1,336,082	775,074
Deferred Credits and Other Liabilities
Deferred income taxes	499,432	382,363	349,883
Liabilities from price risk management activities (Note C)	491,374	543,278	—
Lease obligation	122,011	137,131	—
Other deferred credits	184,623	209,973	178,046

Total Deferred Credits and Other Liabilities	1,297,440	1,272,745	527,929

Total Liabilities	4,613,869	6,135,388	2,089,716

Commitments and Contingencies (Note K)
Shareholders’ Equity
Convertible Preferred Stock, $0.01 par value:
Series A authorized 20,000,000 shares; issued and outstanding 19,946,448 shares at December 31, 2001, December 31, 2000, and December 31, 1999	199	199	199
Common stock, $0.01 par value:
authorized 300,000,000 shares; issued 63,438,441 shares and outstanding 60,002,218 shares at December 31, 2001; issued 63,198,610 shares and outstanding 59,176,550 shares at December 31, 2000; issued 63,198,610 shares and outstanding 59,109,246 shares at December 31, 1999	634	316	316
Paid in capital (Note G)	902,269	895,668	894,976
Unearned compensation	(2,000)	(1,128)	(1,846)
Accumulated other comprehensive income (Note D)	(1,780)	—	—
Retained earnings	415,513	387,789	317,985
Treasury stock at cost: 3,436,223 shares at December 31, 2001;
4,022,060 shares at December 31, 2000 and 4,089,364 shares at December 31, 1999	(49,545)	(57,887)	(60,106)

Total Shareholders’ Equity	1,265,290	1,224,957	1,151,524

Total Liabilities and Shareholders’ Equity	$5,879,159	$7,360,345	$3,241,240

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2001 (Restated)	Year Ended December 31, 2000 (Restated)	Four Months Ended December 31, 1999 (Restated)	Year Ended August 31, 1999

	(Thousands of Dollars)
Operating Activities
Net income	$101,565	$145,607	$35,344	$106,357
Depreciation, depletion, and amortization	157,310	143,351	43,227	129,704
Unrecovered purchased gas cost adjustment	34,579	—	—	—
Gain on sale of assets	(1,120)	(27,050)	—	(6,639)
Gain on sale of equity investments	(758)	—	—	—
Income from equity investments	(8,109)	(4,025)	(1,063)	(1,560)
Deferred income taxes	134,933	26,143	28,317	14,925
Amortization of restricted stock	1,110	632	108	—
Allowance for doubtful accounts	43,495	6,048	436	4,029
Other	188	692	—	293
Changes in assets and liabilities:
Accounts and notes receivable	909,324	(1,262,449)	(143,413)	(54,716)
Inventories	(11,906)	(41,669)	(15,920)	19,429
Unrecovered purchased gas costs	(78,099)	6,527	(3,553)	(16,720)
Regulatory assets	(8,387)	(6,303)	(3,841)	(6,261)
Other assets	37,201	(97,402)	(5,457)	(88,930)
Accounts payable and accrued liabilities	(701,153)	832,581	39,229	41,320
Price risk management assets and liabilities	(198,611)	(64,574)	—	—
Deferred credits and other liabilities	(6,211)	78,559	(1,812)	(7,034)

Cash Provided by (Used In) Operating Activities	405,351	(263,332)	(28,398)	134,197

Investing Activities
Changes in other investments, net	1,194	68	994	(59,422)
Acquisitions	(16,015)	(494,904)	(17,482)	(344,494)
Capital expenditures	(341,567)	(311,403)	(76,016)	(164,170)
Proceeds from sale of property	7,911	60,659	—	16,500
Proceeds from sale of equity investment	7,425	—	—	—

Cash Used in Investing Activities	(341,052)	(745,580)	(92,504)	(551,586)

Financing Activities
Borrowing of notes payable, net	(225,000)	361,864	198,495	51,747
Change in bank overdraft	(141,923)	168,145	22,699	—
Issuance of debt	401,367	590,000	—	695,888
Payment of debt	(7,583)	(39,992)	(36,952)	(224,868)
Issuance of common stock	5,447	—	—	1,087
Issuance (acquisition) of treasury stock, net	5,214	(453)	(39,610)	(22,570)
Dividends paid	(73,841)	(70,475)	(28,060)	(76,281)
Acquisition and cancellation of preferred stock	—	—	—	(3,298)

Cash Provided by (Used In) Financing Activities	(36,319)	1,009,089	116,572	421,705

Change in Cash and Cash Equivalents	27,980	177	(4,330)	4,316
Cash and Cash Equivalents at Beginning of Period	249	72	4,402	86

Cash and Cash Equivalents at End of Period	$28,229	$249	$72	$4,402

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
	Preferred Stock	Common Stock	Paid-in Capital	Unearned Compensation	Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

	(Thousands of Dollars)
August 31, 1998	$200	$316	$897,547	$—	$—	$270,808	$—	$1,168,871
Net income	—	—	—	—	—	106,357	—	106,357
Issuance of common stock
Stock Purchase Plans	—	—	1,380	—	—	—	—	1,380
Convertible preferred stock dividends—$1.86 and $1.55per share for Series A andSeries B, respectively	—	—	—	—	—	(37,247)	—	(37,247)
Acquisition and Cancellation ofSeries B Convertible Preferred Stock	(1)	—	(3,949)	—	—	652	—	(3,298)
Acquisition of Treasury Stock	—	—	—	—	—	—	(22,570)	(22,570)
Common stock dividends—$1.24 per share	—	—	—	—	—	(39,034)	—	(39,034)

August 31, 1999	$199	$316	$894,978	$—	$—	$301,536	$(22,570)	$1,174,459
Net income	—	—	—	—	—	35,344	—	35,344
Re-issuance of treasury stock	—	—	(2)	—	—	(131)	141	8
Convertible preferred stock dividends—$.465 per sharefor Series A	—	—	—	—	—	(9,275)	—	(9,275)
Acquisition of treasury stock	—	—	—	—	—	—	(39,610)	(39,610)
Issuance of restricted stock	—	—	—	(1,933)	—	—	1,933	—
Amortization of restricted stock	—	—	—	108	—	—	—	108
Common stock dividends—$0.31 per share	—	—	—	(21)	—	(9,489)	—	(9,510)

December 31, 1999	$199	$316	$894,976	$(1,846)	$—	$317,985	$(60,106)	$1,151,524

See accompanying Notes to Consolidated Financial Statements

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
	Preferred Stock	Common Stock	Paid-in Capital	Unearned Compensation	Other Comprehensive Income	Retained Earnings	Treasury Stock	Total

	(Thousands of Dollars)
December 31, 1999	$199	$316	$894,976	$(1,846)	$—	$317,985	$(60,106)	$1,151,524
Net income	—	—	—	—	—	145,607	—	145,607
Re-issuance of treasury stock	—	—	—	—	—	(2,572)	14,196	11,624
Issuance of common stock
Stock purchase plans	—	—	692	—	—	—	—	692
Convertible preferred stock dividends—$1.86 per share for Series A	—	—	—	—	—	(37,100)	—	(37,100)
Acquisition of treasury stock	—	—	—	—	—	—	(11,812)	(11,812)
Issuance of restricted stock	—	—	—	(137)	—	—	137	—
Amortization of restricted stock	—	—	—	632	—	—	—	632
Forfeitures of restricted stock	—	—	—	302	—	—	(302)	—
Common stock dividends— $1.24 per share	—	—	—	(79)	—	(36,131)	—	(36,210)

December 31, 2000	$199	$316	$895,668	$(1,128)	$—	$387,789	$(57,887)	$1,224,957
Net income	—	—	—	—	—	101,565	—	101,565
Other comprehensive income	—	—	—	—	(1,780)	—	—	(1,780)

Total comprehensive income								99,785
Effect of two-for-one stock split	—	317	(317)	—	—		—	—
Re-issuance of treasury stock	—	—	866	—	—	—	7,278	8,144
Issuance of common stock
Stock purchase plans	—	1	5,317	—	—	—	—	5,318
Convertible preferred stock dividends—$1.86 per share for Series A	—	—	—	—	—	(37,100)	—	(37,100)
Acquisition of treasury stock	—	—	—	—	—	—	(29)	(29)
Issuance of restricted stock	—	—	715	(1,932)	—	—	1,217	—
Amortization of restricted stock	—	—	—	1,110	—	—	—	1,110
Forfeitures of restricted stock	—	—	20	78	—	—	(124)	(26)
Common stock dividends— $0.62 per share	—	—	—	(128)	—	(36,741)	—	(36,869)

December 31, 2001	$199	$634	$902,269	$(2,000)	$(1,780)	$415,513	$(49,545)	$1,265,290

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)    SUMMARY OF ACCOUNTING POLICIES

Nature of Operations—ONEOK, Inc. and subsidiaries (collectively, the “Company” or “ONEOK”) is a diversified energy company engaged in the production, processing, gathering, storage, transportation, distribution, and marketing of natural gas, electricity and natural gas liquids. The Company manages its business in seven segments: Marketing and Trading, Gathering and Processing, Transportation and Storage, Distribution, Production, Power and Other.

The Marketing and Trading segment purchases and markets natural gas, primarily in the mid-continent region of the United States. The Company owns and operates gas processing plants as well as gathering pipelines in Oklahoma, Kansas and Texas through its Gathering and Processing segment. The Transportation and Storage segment owns and leases natural gas storage facilities and transports gas in Oklahoma, Kansas and Texas. The Company’s Distribution segment provides natural gas distribution services in Oklahoma and Kansas through its divisions Oklahoma Natural Gas Company (ONG) and Kansas Gas Service Company (KGS). The Production segment produces natural gas and oil and owns natural gas and oil reserves. The Power segment produces and markets electricity to wholesale customers. The Company’s Other segment, whose results of operations are not material, operates and leases the Company’s headquarters building and parking facility and has an investment in Magnum Hunter Resources, Inc., an independent oil and gas company.

Critical Accounting Policies

Energy Trading and Risk Management Activities—The Company engages in price risk management activities for both trading and non-trading purposes. On January 1, 2000, the Company adopted Emerging Issues Task Force Issue No. 98-10, “Accounting for Energy Trading and Risk Management Activities” (EITF 98-10) for its energy trading contracts. EITF 98-10 requires entities involved in energy trading activities to account for energy trading contracts using mark-to-market accounting. Prior to the adoption of EITF 98-10, the Company accounted for its trading activities on the accrual method based on settlement of physical and financial positions. The adoption of EITF 98-10 was accounted for as a change in accounting principle and the cumulative effect at January 1, 2000 of $2.1 million, net of tax, was recognized. Forwards, swaps, options, and energy transportation and storage contracts utilized for trading activities are reflected at fair value as assets and liabilities from price risk management activities in the consolidated balance sheets. The fair value of these assets and liabilities are affected by the actual timing of settlements related to these contracts and current period changes resulting primarily from newly originated transactions and the impact of price movements. Changes in fair value are recognized in net revenues in the consolidated statements of income. Market prices used to fair value these assets and liabilities reflect management’s best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility underlying the commitments. Market prices are adjusted for the potential impact of liquidating the Company’s position in an orderly manner over a reasonable period of time under present market conditions.

See Note C of Notes to Consolidated Financial Statements.

Regulation—The Company’s intrastate transmission pipelines and distribution operations are subject to the rate regulation and accounting requirements of the Oklahoma Corporation Commission (OCC), Kansas Corporation Commission (KCC) and Texas Railroad Commission (TRC). Certain other transportation activities of the Company are subject to regulation by the Federal Energy Regulatory Commission (FERC). ONG and KGS follow the accounting and reporting guidance contained in Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation (Statement 71). Allocation of costs and revenues to accounting periods for rate-making and regulatory purposes may differ from bases generally applied by non-regulated operations. Such allocations to meet regulatory accounting requirements are considered to be generally accepted accounting principles for regulated utilities provided that there is a demonstrable ability to recover any deferred costs in future rates.

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

Impairments—The Company accounts for the impairment of long-lived assets to be recognized when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair values are based on discounted future cash flows or information provided by sales and purchases of similar assets. The Company evaluates impairment of assets on the lowest possible level.

Significant Accounting Policies

Consolidation—The consolidated financial statements include the accounts of ONEOK, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in twenty percent to 50 percent-owned affiliates are accounted for on the equity method. Investments in less than twenty percent owned affiliates are accounted for on the cost method.

Cash and Cash Equivalents—Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

Inventories—Materials and supplies are valued at average cost. Noncurrent gas in storage is classified as property and is valued at cost. The Marketing and Trading segment’s gas in storage, which is recorded in current price risk management assets, is carried at fair value. Cost of current gas in storage for ONG is determined under the last-in, first-out, (LIFO) methodology. The estimated replacement cost of current gas in storage valued under the lifo method was $1.3 million, $12.3 million, and $7.3 million at December 31, 2001, 2000 and 1999, respectively, compared to its value under the LIFO method of $3.0 million, $4.6 million, and $5.7 million at December 31, 2001, 2000 and 1999, respectively. Current gas in storage for all other companies is determined using the weighted average cost of gas method.

Derivative Instruments and Hedging Activities—To minimize the risk from fluctuations in the price of natural gas and crude oil, the Company’s non-trading segments periodically enter into futures transactions, swaps, and options in order to hedge anticipated sales of natural gas and crude oil production, fuel requirements and inventories in its natural gas liquids business. Interest rate swaps are also used to manage interest rate risk.

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

On January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133), amended by Statement No. 137 and Statement No. 138. Statement 137 delayed the implementation of Statement 133 until fiscal years beginning after June 15, 2000. Statement 138 amended the accounting and reporting standards of Statement 133 for certain derivative instruments and hedging activities. Statement 138 also amends Statement 133 for decisions made by the Financial Accounting Standards Board (FASB) relating to the Derivatives Implementation Group (DIG) process. The FASB DIG is addressing Statement 133 implementation issues, the ultimate resolution of which may impact the application of Statement 133.

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

See Note C of Notes to Consolidated Financial Statements.

Regulated Property—Regulated properties are stated at cost, which includes an allowance for funds used during construction. The allowance for funds used during construction represents the capitalization of the estimated average cost of borrowed funds (6.0 percent, 6.9 percent, 6.8 percent, and 7.8 percent, in fiscal years 2001 and 2000, the four months ended December 31, 1999, and the year ended August 31, 1999, respectively) used during the construction of major projects and is recorded as a credit to interest expense.

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

	Remaining Life	Service Years

Distribution property	22-25	40
Transmission property	18-33	47
Other property	6-24	40

Production Property—The Company uses the successful-efforts method to account for costs incurred in the acquisition and development of natural gas and oil reserves. Costs to acquire mineral interests in proved reserves and to drill and equip development wells are capitalized. Geological and geophysical costs and costs to drill exploratory wells which do not find proved reserves are expensed. Unproved oil and gas properties, which are individually significant, are periodically assessed for impairment. The remaining unproved oil and gas properties are aggregated and amortized based upon remaining lease terms and exploratory and developmental drilling experience. Depreciation and depletion are calculated using the unit-of-production method based upon periodic estimates of proved oil and gas reserves.

Other Property—Gas processing plants and all other properties are stated at cost. Gas processing plants are depreciated using various rates based on estimated lives of available gas reserves. All other property and equipment is depreciated using the straight-line method over its estimated useful life.

Goodwill—Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized over a period of 30 to 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

Environmental Expenditures—The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

Revenue Recognition—The Company’s Marketing and Trading, Gathering and Processing, Transportation and Storage, Distribution and Power segments recognize revenue when services are rendered or product is delivered. Major industrial and commercial gas distribution customers are invoiced as of the end of each month. Certain gas distribution customers, primarily residential and some commercial, are invoiced on a cycle basis throughout the month, and the Company accrues unbilled revenues at the end of each month. ONG’s and KGS’s tariff rates for residential and commercial customers contain a temperature normalization clause that provides for billing adjustments from actual volumes to normalized volumes during the winter heating season.

Revenues from the Production segment are recognized on the sales method when oil and gas production volumes are delivered to the purchaser.

Income Taxes—Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is deferred and amortized for operations regulated by the OCC and KCC and for all other operations, is recognized in income in the period that includes the enactment date. The Company continues to amortize previously deferred investment tax credits over the period prescribed by the OCC and KCC for ratemaking purposes.

Common Stock Options and Awards—The Company follows Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement 123) which permits, but does not require, a fair value based method of accounting for stock-based employee compensation. Alternatively, Statement 123 allows companies to continue applying the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), however, such companies are required to disclose pro forma net income and earnings per share as if the fair value based method had been applied. The Company has elected to continue to apply the provisions of APB 25 for purposes of computing compensation expense and has provided the pro forma disclosure provisions of Statement 123 in Note P of Notes to Consolidated Financial Statements.

Earnings Per Common Share—In accordance with a pronouncement of the Financial Accounting Standards Board’s Staff at the Emerging Issues Task Force meeting in April 2001, codified as EITF Topic No. D-95 (Topic D-95), the Company revised its computation of earnings per common share (EPS). In accordance with Topic D-95, the dilutive effect of the Company’s Series A Convertible Preferred Stock is now considered in the computation of basic EPS, utilizing the “if-converted” method. Under the Company’s “if-converted” method, the dilutive effect of the Series A Convertible Preferred Stock on EPS cannot be less than the amount that would result from the application of the “two-class” method of computing EPS. The “two-class” method is an earnings allocation formula that determines EPS for the common stock and the participating Series A Convertible Preferred Stock according to dividends declared and participating rights in the undistributed earnings. The Series A Convertible Preferred Stock is a participating instrument with the Company’s common stock with respect to the payment of dividends. For all periods presented, the “two-class” method resulted in additional dilution. Accordingly, EPS for such periods reflects this further dilution. The Company restated the EPS amounts for all periods to be consistent with the revised methodology. See Note Q of Notes to Consolidated Financial Statements.

Use of Estimates—Certain amounts included in or affecting the Company’s financial statements and related disclosures must be estimated, requiring the Company to make certain assumptions with respect to values or conditions which cannot be known with certainty at the time the financial statements are prepared. Items which may be estimated include, but are not limited to, the economic useful life of assets, fair value of assets and liabilities, obligations under employees benefit plans, provisions for uncollectible accounts receivable, unbilled revenues for gas delivered but for which meters have not been read, gas purchased expense for gas received but for which no invoice has been received, the results of litigation and various other recorded or disclosed amounts. Accordingly, the reported amounts of the Company’s assets and liabilities, revenues and expenses and related disclosures are necessarily affected by these estimates.

The Company evaluates these estimates on an ongoing basis using historical experience, consultation with experts and other methods the Company considers reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from the estimates. Any effects on the Company’s financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Reclassification—Certain amounts in prior period consolidated financial statements have been reclassified to conform to the 2001 presentation.

(B)    ACQUISITIONS AND DISPOSITIONS

On April 5, 2000, the Company acquired certain natural gas gathering and processing assets located in Oklahoma, Kansas and West Texas from Kinder Morgan, Inc. (KMI). The Company also acquired KMI’s marketing and trading operations, as well as some storage and transmission pipelines in the mid-continent region. The Company paid approximately $123.5 million for these assets plus working capital of approximately $53 million, which was subject to adjustment. The working capital adjustment was made in the first quarter 2001, resulting in the Company receiving approximately $4.0 million. The Company also assumed an operating lease for a processing plant for which the Company established a liability of approximately $157.7 million for an uneconomic lease obligation. The Company also assumed some firm capacity lease obligations to unaffiliated parties for which the Company established a reserve of approximately $220.1 million for out-of-market terms of those obligations. The acquisition was accounted for as a purchase. The results of operations of this acquisition are included in the consolidated statement of income subsequent to the purchase date.

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

	Pro Forma Years Ended
	December 31, 2000	August 31, 1999

(Thousands of Dollars, except per share amounts)
Operating revenues	$7,596,667	$5,623,102
Net income	$153,087	$107,271
Income available for common shareholders	$115,987	$70,024
Earnings Per Share of Common Stock—Diluted	$1.29	$0.87

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

(C)    PRICE RISK MANAGEMENT ACTIVITIES AND FINANCIAL INSTRUMENTS

Market risks are monitored by a risk control group which operates independently from the operating segments that create or actively manage these risk exposures. The risk control group ensures compliance with the Company’s risk management policies.

Risk Policy and Oversight—The Company controls the scope of risk management, marketing and trading operations through a comprehensive set of policies and procedures involving senior levels of management. The Company’s Board of Directors affirms the risk limit parameters with its audit committee having oversight responsibilities for the policies. A risk oversight committee, comprised of corporate and business segment officers, oversees all activities related to commodity price, credit and interest rate risk management, marketing and trading activities. The committee also proposes risk metrics including value-at-risk (VAR) and position loss limits. The Company has a corporate risk control organization lead by the Vice-President of Risk Control, which is assigned responsibility for establishing and enforcing the policies, procedures and limits and evaluating the risks inherent in proposed transactions. Key risk control activities include credit review and approval, credit and performance risk measurement and monitoring, validation of transactions, portfolio valuation, VAR and other risk metrics.

To the extent open commodity positions exist, fluctuating commodity prices can impact the financial results and financial position of the Company either favorably or unfavorably. As a result, the Company cannot predict with precision the impact risk management decisions may have on the business, operating results or financial position.

Trading Activities

The Company’s operating results are impacted by commodity price fluctuations. The Company routinely enters into derivative financial instruments in order to minimize the risk of commodity price fluctuations related to its purchase and sale commitments, fuel requirements, transportation and storage contracts and inventories in its natural gas marketing and trading business.

The Marketing and Trading segment includes the Company’s wholesale and retail natural gas marketing and trading operations. The Marketing and Trading segment generally attempts to balance its fixed-price physical and financial purchase and sales commitments in terms of contract volumes and the timing of performance and delivery obligations. To the extent a net open position exists, fluctuating commodity market prices can impact the Company’s financial position and results of operations, either favorably or unfavorably. The net open positions are actively managed and the impact of the changing prices on the Company’s financial condition at a point in time is not necessarily indicative of the impact of price movements throughout the year.

Fair value—The fair value and the average fair value of derivative financial instruments, purchase and sale commitments, fuel requirements, transportation and storage contracts and inventories related to trading price risk management activities held during 2001 and 2000 are set forth as follows:

	Fair Value December 31, 2001		Average Fair Value (a) December 31, 2001
	Assets	Liabilities	Assets	Liabilities

	(Thousands of Dollars)
Energy commodities	$1,039,611	$854,219	$1,094,946	$975,359

(a)	Computed using the ending balance at the end of each quarter.

	Fair Value December 31, 2000		Average Fair Value (a) December 31, 2000
	Assets	Liabilities	Assets	Liabilities

	(Thousands of Dollars)
Energy commodities	$1,822,034	$1,839,319	$1,254,446	$1,394,605

(a)	Computed using the ending balance at the end of each quarter.

The Company did not hold any other commodity type contracts for trading price risk management purposes at December 31, 2001.

Notional value—The notional contractual quantities associated with trading price risk management activities are set forth as follows:

	Volumes Purchased	Volumes Sold

December 31, 2001:
Natural gas options (Bcf)	118.3	107.7
Crude oil options (MBbls)	5.6	5.4
Natural gas swaps (Bcf)	1,917.9	1,898.4
Crude oil swaps (MBbls)	—	6.0
Natural gas futures (Bcf)	159.9	220.7
Crude oil futures (MBbls)	19.9	69.8

December 31, 2000:
Natural gas options (Bcf)	75.3	65.7
Crude oil options (MBbls)	—	—
Natural gas swaps (Bcf)	683.6	733.8
Crude oil swaps (MBbls)	—	—
Natural gas futures (Bcf)	114.3	112.7
Crude oil futures (MBbls)	—	—

Notional amounts reflect the volume and indicated activity of transactions but do not represent the amounts exchanged by the parties or cash requirements associated with these financial instruments. Accordingly, notional amounts do not accurately measure the Company’s exposure to market or credit risk.

Credit Risk—In conjunction with the market valuation of its energy commodity contracts, the Company provides reserves for risks associated with its contract commitments, including credit risk. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The Company maintains credit policies with regard to its counterparties that management believes significantly minimize overall credit risk. These policies include an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances and the use of standardized agreements which allow for netting of positive and negative exposures associated with a single counterparty.

Counterparties in its trading portfolio consist primarily of financial institutions, major energy companies, and local distribution companies. This concentration of counterparties may impact the Company’s overall exposure to credit risk, either positively or negatively in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. Based on the Company’s policies, its exposures and its credit and other reserves, the Company does not anticipate a material adverse effect on financial position or results of operations as a result of counterparty nonperformance.

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

Operating margins associated with the Gathering and Processing segment’s natural gas gathering, processing and fractionation activities are sensitive to changes in natural gas liquids prices, principally as a result of contractual terms under which natural gas is processed and products are sold and the availability of inlet volumes. Also, certain processing plant assets are impacted by changes in, and the relationship between, natural gas and natural gas liquids prices, which, in turn influences the volumes of gas processed.

In 2000, the Company entered into derivative instruments related to the production of natural gas, most of which expired in 2001. These derivative instruments were designed as cash flow hedges to hedge the Production segment’s exposure to changes in the price of natural gas. Changes in the fair value of the derivative instruments are reflected initially in other comprehensive income (loss) and subsequently realized in earnings when the forecasted transaction affects earnings. The Company recorded a cumulative effect charge of $2.2 million, net of tax, in the income statement and $28 million, net of tax, in accumulated other comprehensive loss to recognize at fair value the ineffective and effective portions, respectively, of the losses on all derivative instruments that are designated as cash flow hedging instruments, which primarily consisted of costless option collars and swaps on natural gas production.

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

In July 2001, the Company entered into interest rate swaps, which were designated fair value hedges, on a total of $400 million in fixed rate long-term debt. The interest rate under these swaps resets periodically based on the three-month LIBOR or the six-month LIBOR at the reset date. In October 2001, the Company entered into an agreement to lock in the interest rates for each reset period under the swap agreements through the first quarter of 2003. In December 2001, the Company entered into interest rate swaps, which were designated fair value hedges, on a total of $200 million in fixed rate long-term debt. The Company recorded a $7.4 million net increase in price risk management assets and liabilities to recognize the interest rate swaps at fair value. Long-term debt was also increased to recognize the change in fair value of the related hedged liability. See Note I of Notes to Consolidated Financial Statements

Fair value—The following table represents the estimated fair values of derivative instruments related to the Company’s non-trading price risk management activities. The fair value is the carrying value for these instruments at December 31,2001 and they have no carrying value at December 31, 2000 and August 31, 1999.

Approximate Fair Value

(Thousands of Dollars)
December 31, 2001
Natural gas commodities—cash flow hedges	$1,249
Interest rate swaps—fair value hedges	$7,379
Natural gas commodities—other	$(3,997)

December 31, 2000
Natural gas commodities	$(41,623)

August 31, 1999
Natural gas commodities	$(11,540)

Notional value—The Company was a party to natural gas commodity derivative instruments including swaps and options covering 19.0 Bcf and 32.9 Bcf of natural gas for December 31, 2001 and 2000, respectively.

The Company utilized derivative contracts to mitigate its risk associated with weather for the month of November 2000 to reduce the impact of degree day deviations from normal weather. The Company did not have any weather hedges in place at December 31, 2001 and 2000.

Credit Risk—The Company maintains credit policies with regard to its counterparties that management believes significantly minimize overall credit risk. These policies include an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances and the use of standardized agreements which allow for netting of positive and negative exposures associated with a single counterparty.

The counterparties to the non-trading instruments include large integrated energy companies. Accordingly, the Company does not anticipate a material adverse effect on financial position or results of operations as a result of counterparty nonperformance.

Financial Instruments

The following table represents the carrying amounts and estimated fair values of the Company’s financial instruments, excluding trading activities, which are marked to market, and non-trading commodity instruments, which are listed in the table above.

	Book Value	Approximate Fair Value

	(Thousands of Dollars)
December 31, 2001
Cash and cash equivalents	$28,229	$28,229
Accounts and notes receivable	$677,796	$677,796
Notes payable	$599,106	$599,106
Long-term debt	$1,751,539	$1,773,798

	Book Value	Approximate Fair Value

	(Thousands of Dollars)
December 31, 2000
Cash and cash equivalents	$249	$249
Accounts and notes receivable	$1,627,714	$1,627,714
Notes payable	$824,106	$824,106
Long-term debt	$1,350,689	$1,302,104

	Book Value	Approximate Fair Value

	(Thousands of Dollars)
December 31,1999
Cash and cash equivalents	$72	$72
Accounts and notes receivable	$371,313	$371,313
Notes payable	$462,242	$462,242
Long-term debt	$800,731	$753,298

The fair value of cash and cash equivalents, accounts and notes receivable and notes payable approximate book value due to their short term nature. The estimated fair value of long-term debt has been determined using quoted market prices of the same or similar issues, discounted cash flows, and/or rates currently available to the Company for debt with similar terms and remaining maturities.

(D)    COMPREHENSIVE INCOME

The table below gives an overview of Other comprehensive income at December 31, 2001, which includes the cumulative effect of a change in accounting principle due to the adoption of Statement 133, realized and unrealized gains and losses on derivative instruments and an adjustment to the Company’s pension liability.

	Year Ended December 31, 2001

	(Thousands of Dollars)
Net income		$101,565
Other comprehensive income (loss):
Cumulative effect of a change in accounting principle	$(45,556)
Unrealized gains on derivative instruments	28,491
Realized losses in net income	18,383
Minimum pension liability adjustment	(4,252)

Other comprehensive loss before taxes	(2,934)
Income tax benefit on other comprehensive loss	1,154

Other comprehensive loss		$(1,780)

Comprehensive income		$99,785

(E)    REGULATORY ASSETS

The table presents a summary of regulatory assets, net of amortization, at December 31, 2001, 2000 and 1999.

	December 31, 2001	December 31, 2000	December 31, 1999

	(Thousands of Dollars)
Recoupable take-or-pay	$75,336	$79,324	$84,343
Pension costs	11,124	15,306	19,487
Postretirement costs other than pension	60,170	61,069	62,207
Transition costs	21,598	22,199	22,746
Reacquired debt costs	22,351	23,209	24,068
Income taxes	28,365	30,727	23,337
Other	13,576	6,771	11,298

Regulatory assets, net	$232,520	$238,605	$247,486

The remaining recovery period for these assets that the Company is not earning a return on is set forth in the table below.

	December 31, 2001	Remaining Recovery Period

	(Thousands of Dollars)	(Months)
Postretirement costs other than pension – Oklahoma	$7,876	141
Income taxes – Oklahoma	$9,374	114-130
Transition costs	$21,598	431

The OCC directed ONG to assume responsibility for, and ownership of, customer service lines and has authorized the Company to defer as regulatory assets the depreciation and operation and maintenance expenses incurred in connection with this plan. The recovery methodology, amount, and calculation of these deferrals will be addressed in ONG’s next rate case filing. Through December 2001, the Company has deferred approximately $801,000 associated with this Commission directive. These deferred costs are included in the caption “Other” in the above table of regulatory assets.

The OCC has authorized ONG to defer the incremental costs associated with a five-year cathodic protection program to be implemented to comply with the OCC’s Pipeline Safety Department inspection reports. The recovery methodology and amount of these deferred expenses will be addressed in ONG’s next rate case filing. Through December 2001, the Company has deferred approximately $1.9 million associated with this program. These deferred costs are included in the caption “Other” in the above table of regulatory assets.

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

On January 18, 2001, the Company’s Board of Directors approved, and on May 17, 2001, the shareholders of the Company voted in favor of, a two-for-one common stock split, which was effected through the issuance of one additional share of common stock for each share of common stock outstanding to holders of record on May 23, 2001, with distribution of the shares on June 11, 2001. The Company retained the current par value of $0.01 per share for all shares of common stock. Shareholders’ equity reflects the stock split by reclassifying from Paid in Capital to Common Stock an amount equal to the cumulative par value of the additional shares issued to effect the split. All share and per share amounts contained herein for all periods reflect this stock split. Outstanding convertible preferred stock is assumed to convert to common stock on a two-for-one basis in the calculations of earnings per share.

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

The Board of Directors has reserved 12.0 million shares of ONEOK, Inc.’s common stock for the Direct Stock Purchase and Dividend Reinvestment Plan, of which 424,000 shares were issued in fiscal year 2001, 190,000 shares were issued in fiscal year 2000, 56,000 shares were issued in the four months ended December 31, 1999, and 254,000 shares were issued in the year ended August 31, 1999. In January 2001, the Company amended and restated, in entirety, the existing Direct Stock Purchase and Dividend Reinvestment Plan. The Company has reserved approximately 13.2 million shares for the Thrift Plan for Employees of ONEOK, Inc. and Subsidiaries less the number of shares issued to date under this plan.

Under the most restrictive covenants of the Company’s loan agreements, $226.6 million (54.5 percent) of retained earnings were available to pay dividends at December 31, 2001.

(G)    PAID IN CAPITAL

Paid in capital was $338.1 million, $331.5 million and $330.8 million for common stock at December 31, 2001, 2000 and 1999, respectively. Paid in capital for convertible preferred stock was $564.2 million at December 31, 2001, 2000 and 1999.

(H)    LINES OF CREDIT AND SHORT-TERM NOTES PAYABLE

Commercial paper and short-term notes payable totaling $599.1 million, of which $275.0 million was used to purchase natural gas that was injected into storage, was outstanding at December 31, 2001. Commercial paper and short-term notes payable totaling $824.1 million and $462.2 million were outstanding at December 31, 2000 and 1999, respectively. The commercial paper and notes carried average interest rates of 4.25 percent, 6.53 percent, and 6.47 percent at December 31, 2001, 2000 and 1999, respectively. The Company has a $850 million short-term unsecured revolving credit facility, which provides a back-up line of credit for commercial paper in addition to providing short-term funds. Interest rates and facility fees are based on prevailing market rates and the Company’s credit ratings. No amounts were outstanding under the line of credit and no compensating balance requirements existed at December 31, 2001. Maximum short-term debt from all sources as approved by the Company’s Board of Directors is $1.2 billion.

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

	December 31, 2001	December 31, 2000	December 31, 1999

	(Thousands of Dollars)
Long-term Notes Payable
6.43% due 2000	$—	$—	$5,000
7.25% due 2001	—	767	1,535
3.95% due 2002	240,000	240,000	—
8.44% due 2004	40,000	40,000	40,000
7.75% due 2005	350,000	350,000	—
7.75% due 2006	300,000	300,000	300,000
8.32% due 2007	24,000	28,000	32,000
6.00% due 2009	100,000	100,000	100,000
7.125% due 2011	400,000	—	—
6.40% due 2019	94,913	96,502	99,308
9.70% due 2019	—	—	8,826
9.75% due 2020	—	—	15,305
6.50% due 2028	93,880	95,420	98,757
6.875% due 2028	100,000	100,000	100,000

Total Long-term Notes Payable	1,742,793	1,350,689	800,731
Change in fair value of hedged debt	7,379	—	—
Other long-term debt	1,367	—	—
Unamortized debt discount	3,527	3,840	3,890
Current maturities	250,000	10,767	21,767

Long-term debt	$1,498,012	$1,336,082	$775,074

(J)    EMPLOYEE BENEFIT PLANS

Retirement Plans—The Company has defined benefit and defined contribution retirement plans covering substantially all employees. Company officers and certain key employees are also eligible to participate in supplemental retirement plans. The Company generally funds pension costs at a level equal to the minimum amount required under the Employee Retirement Income Security Act of 1974.

Other Postretirement Benefit Plans—The Company sponsors welfare care plans that provide postretirement medical benefits and life insurance benefits to substantially all employees who retire under the Retirement Plans with at least five years of service. Non-bargaining unit employees retiring between the ages of 50 and 55 have access to the Company provided medical benefits. Non-bargaining unit employees retiring at age 55 or older are eligible for both the Company provided medical and life insurance benefits. The plans are contributory, with retiree contributions adjusted periodically, and contain other cost-sharing features such as deductibles and coinsurance.

The Company elected to delay recognition of the accumulated postretirement benefit obligation (APBO) and amortize it over 20 years as a component of net periodic postretirement benefit cost.

The following tables set forth the Company’s pension and other postretirement benefit plans benefit obligations, fair value of plan assets, and funded status at December 31, 2001, 2000 and 1999.

	Pension Benefits			Postretirement Benefits
	December 31,			December 31,
	2001	2000	1999	2001	2000	1999

	(Thousands of Dollars)
Change in Benefit Obligation
Benefit obligation, beginning of period	$481,879	$495,061	$504,865	$136,157	$146,589	$160,371
Service cost	9,751	9,365	2,829	3,074	3,566	1,297
Interest cost	36,188	34,806	11,431	10,195	10,312	3,636
Participant contributions	—	—	—	1,476	1,173	334
Plan amendments	—	—	—	—	(7,816)	(10,893)
Actuarial (gain)/loss	21,504	(25,965)	(13,973)	13,626	(5,228)	(4,786)
Benefits paid	(33,226)	(31,388)	(10,091)	(9,969)	(12,439)	(3,370)

Benefit obligation, end of period	$516,096	$481,879	$495,061	$154,559	$136,157	$146,589

Change in Plan Assets
Fair value of assets, beginning of period	$747,635	$640,330	$660,386	$24,110	$17,837	$17,500
Actual return on assets	(128,527)	137,791	(10,198)	374	1,941	(674)
Employer contributions	1,407	902	233	3,263	4,332	1,011
Benefits paid	(33,226)	(31,388)	(10,091)	—	—	—

Fair value of assets, end of period	$587,289	$747,635	$640,330	$27,747	$24,110	$17,837

Funded status - over(under)	$71,193	$265,756	$145,269	$(126,812)	$(112,048)	$(128,752)
Unrecognized net asset	(1,248)	(1,715)	(2,182)	—	—	—
Unrecognized transition obligation	—	—	—	22,903	24,758	34,332
Unrecognized prior service cost	6,112	6,934	7,756	—	—	877
Unrecognized net (gain)loss	27,177	(188,392)	(79,969)	25,976	9,689	16,356
Activity subsequent to measurement date	—	—	—	586	(793)	(998)

(Accrued)prepaid pension cost	$103,234	$82,583	$70,874	$(77,347)	$(78,394)	$(78,185)

Actuarial Assumptions
Discount rate	7.35%	7.75%	7.25%	7.35%	7.75%	7.25%
Expected rate of return	9.85%	9.25%	9.25%	9.85%	9.25%	9.25%
Compensation increase rate	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%

	Pension Benefits
	Year Ended December 31, 2001	Year Ended December 31, 2000	Four Months Ended December 31, 1999	Year Ended August 31, 1999

Components of Net Periodic Benefit Cost
Service cost	$9,751	$9,365	$2,829	$9,282
Interest cost	36,188	34,806	11,431	32,832
Expected return on assets	(61,161)	(55,566)	(17,581)	(46,846)
Amortization of unrecognized net asset at adoption	(467)	(467)	(156)	(467)
Amortization of unrecognized prior service cost	822	822	274	177
Amortization of (gain)/loss	(4,377)	233	92	786

Net periodic benefit cost	$(19,244)	$(10,807)	$(3,111)	$(4,236)

	Postretirement Benefits
	Year Ended December 31, 2001	Year Ended December 31, 2000	Four Months Ended December 31, 1999	Year Ended August 31, 1999

Components of Net Periodic Benefit Cost
Service cost	$3,074	$3,566	$1,297	$4,036
Interest cost	10,195	10,312	3,636	10,055
Expected return on assets	(2,364)	(1,792)	(616)	(1,325)
Amortization of unrecognized net transition obligation at adoption	1,954	2,512	1,025	3,235
Amortization of unrecognized prior service cost	—	—	66	—
Amortization of loss	234	430	154	688

Net periodic benefit cost	$13,093	$15,028	$5,562	$16,689

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

Employee Thrift Plan—The Company has a Thrift Plan covering substantially all employees. Employee contributions are discretionary. Subject to certain limits, employee contributions are matched by the Company. The cost of the plan was $8.8 million and $6.7 million in fiscal years 2001 and 2000, respectively; $2.3 million for the four months ended December 31, 1999; and $6.3 million for the year ended August 31, 1999.

Postemployment Benefits—The Company pays postemployment benefits to former or inactive employees after employment but before normal retirement in compliance with specific separation agreements.

Regulatory Treatment—The OCC has approved the recovery of ONG pension costs and other postretirement benefit costs through rates. The costs recovered through rates are based on current funding requirements and the net periodic postretirement benefit cost for pension and postretirement costs, respectively. Differences, if any, between the expense and the amount ordered through rates are charged to earnings.

Prior to the acquisition of the assets regulated by the KCC in fiscal 1998, Western had established a corporate-owned life insurance (“COLI”) program which it believed in the long term would offset the expenses of its postretirement and postemployment benefit plans. Accordingly, the KCC issued an order permitting the deferral of postretirement and postemployment benefit expenses in excess of amounts recognized on a pay-as-you-go basis. The Company did not acquire the COLI program. In connection with the KCC’s approval of the acquisition, the KCC granted the Company the benefit of all previous accounting orders issued to Western and requested that the Company submit a plan of recovery either through a general rate increase or through specific cost savings or revenue increases. Based on regulatory precedents established by the KCC and the accounting order, which permits the Company to seek recovery through rates, management believes that it is probable that accrued postretirement and postemployment benefits can be recovered in rates. The Company plans to file for recovery of these costs when the rate moratorium expires and anticipates that recovery will be allowed over a period not to exceed approximately 10 years. If these costs cannot be recovered in rates charged to customers, the Company would be required to record a one-time charge to expense for the regulatory asset established for postretirement and postemployment benefit costs totaling approximately $52.3 million at December 31, 2001.

(K)    COMMITMENTS AND CONTINGENCIES

Leases—The initial term of the Company’s headquarters building, ONEOK Plaza, is for 25 years, expiring in 2009, with six five-year renewal options. At the end of the initial term or any renewal period, the Company can purchase the property at its fair market value. Annual rent expense for the lease will be approximately $6.8 million until 2009. Rent payments were $9.3 million in fiscal years 2001 and 2000, $2.9 million for the four months ended December 31, 1999, and $5.8 million for the year ended August 31,1999. Estimated future minimum rental payments for the lease are $9.3 million for each of the years ending December 31, 2002 through 2009.

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

Enron—Certain of the financial instruments discussed previously in Note C of the Notes to the Consolidated Financial Statements have Enron North America as the counterparty. Enron Corporation and various subsidiaries, including Enron North America (Enron), filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code on December 3, 2001. The Company has provided an allowance for forward financial positions and also established an allowance for uncollectible accounts relating to previously settled financial and physical positions with Enron at December 31, 2001. The Company estimates its claim against Enron to be approximately $74 million. The ultimate resolution of any claims ONEOK may have against Enron cannot be determined at this time.

The filing of the voluntary bankruptcy proceeding by Enron created a possible technical default related to various financing leases tied to the Company’s Bushton gas processing plant in south central Kansas. The Company acquired the Bushton gas processing plant and related leases from KMI in April 2000. KMI had previously acquired the plant and leases from Enron. Enron is one of three guarantors of these Bushton plant leases; however, the Company is the primary guarantor. In January 2002, the company was granted a waiver on the possible technical default related to these leases. The Company will continue to make all payments due under these leases.

Southwest Gas Corporation—In connection with the now terminated proposed acquisition of Southwest Gas Corporation (Southwest), the Company is party to various lawsuits. The Company and certain of its officers, as well as Southwest and certain of its officers, and others have been named as defendants in a lawsuit brought by Southern Union Company (Southern Union). The Southern Union allegations include, but are not limited to, Racketeer Influenced and Corrupt Organizations Act violations and improper interference in a contractual relationship between Southwest and Southern Union. The original claim asked for $750 million damages to be trebled for racketeering and unlawful violations, compensatory damages of not less than $750 million and rescission of the Confidentiality and Standstill Agreement.

On June 29, 2001, the Company filed Motions for Summary Judgment. On September 26, 2001, the Court entered an order that, among other things, denied the Motions for Summary Judgment by the Company on Southern Union’s claim for tortious interference with a prospective relationship with Southwest; however, the Court’s ruling limited any recovery by Southern Union to out-of-pocket damages and punitive damages. The Company expects to file a Motion for Summary Judgment seeking a dismissal of this single remaining claim and for punitive damages. Based on discovery at this point, the Company believes that Southern Union’s out-of-pocket damages potentially recoverable at trial, exclusive of legal fees and expenses, are less than $1.0 million.

Southwest filed a lawsuit against the Company and Southern Union alleging, among other things, fraud and breach of contract. Southwest is seeking damages in excess of $75,000. In an order dated January 4, 2002, the Court denied Southwest’s Motion for Partial Summary Judgment in its favor on its claims against the Company, granted in part the Company’s Motion for Summary Judgment against Southwest, and denied the Company’s Motion for Summary Judgment in part with respect to Southwest’s claims for fraud in the inducement and fraud. Based on discovery at this point, the Company believes that Southwest’s actual damages potentially recoverable at trial, exclusive of legal fees and expenses, are less than $5.5 million.

The lawsuits described above have been consolidated for purposes of trial. The Court has entered an order setting the cases for jury trial on October 15, 2002.

Two substantially identical derivative actions were filed by shareholders against members of the Board of Directors of the Company for alleged violation of their fiduciary duties to the Company by causing or allowing the Company to engage in certain fraudulent and improper schemes related to the planned merger with Southwest for alleged waste of corporate assets. These two cases were consolidated into one case. Such conduct allegedly caused the Company to be sued by both Southwest and Southern Union, which exposed the Company to millions of dollars in liabilities. The plaintiffs seek an award of compensatory and punitive damages and costs, disbursements and reasonable attorney fees. The Company and its Independent Directors and officers named as defendants filed Motions to Dismiss the action for failure of the plaintiffs to make a pre-suit demand on the Company’s Board of Directors. In addition, the Independent Directors and certain officers filed Motions to Dismiss the actions for failure to state a claim. On February 26, 2001, the action was stayed until one of the parties notifies the Court that a dissolution of the stay is requested.

Except as set forth above, the Company is unable to estimate the possible loss, if any, associated with these matters. If substantial damage were ultimately awarded, it could have a material adverse effect on the Company’s results of operations, cash flows and financial position. The Company is defending itself vigorously against all claims asserted by Southern Union and Southwest and all other matters relating to the now terminated proposed acquisition of Southwest.

Environmental—The Company has 12 manufactured gas sites located in Kansas, which may contain potentially harmful materials that are classified as hazardous material. Hazardous materials are subject to control or remediation under various environmental laws and regulations. A consent agreement with the KDHE presently governs all future work at these sites. The terms of the consent agreement allow the Company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. The prioritized sites will be investigated over a period of time as negotiated with the KDHE. Through December 31, 2001, the costs of the investigations and risk analysis related to these manufactured gas sites have been immaterial. Although remedial investigation and interim clean-up has begun on four sites, limited information is available about the sites. Management’s best estimate of the cost of remediation ranges from $100,000 to $10 million per site based on a limited comparison of costs incurred to remediate comparable sites. These estimates do not give effect to potential insurance recoveries, recoveries through rates or from unaffiliated parties. The KCC has permitted others to recover remediation costs through rates. It should be noted that additional information and testing could result in costs significantly below or in excess of the amounts estimated above. To the extent that such remediation costs are not recovered, the costs could be material to the Company’s results of operations and cash flows depending on the remediation done and number of years over which the remediation is completed.

In January 2001, the Yaggy storage facility, located in Hutchison, Kansas, was idled following natural gas explosions and eruptions of natural gas geysers. There are no known long-term environmental effects from the Yaggy storage facility, however, the Company continues to perform tests in cooperation with the KDHE.

Other—The OCC staff filed an application on February 1, 2001 to review the gas procurement practices of ONG in acquiring its gas supply for the 2000/2001 heating season to determine if they were consistent with least cost procurement practices and whether the Company’s decisions resulted in fair, just and reasonable costs being borne by its customers. In a hearing on October 31, 2001, the OCC issued an oral ruling that ONG not be allowed to recover the balance in the Company’s unrecovered purchased gas cost (UPGC) account related to the unrecovered gas costs from the 2000/2001 winter effective with the first billing cycle for the month following the issuance of a final order. A final order, which was issued on November 20, 2001, halted the recovery process effective December 1, 2001. On December 12, 2001, the OCC approved a request to stay the order and will allow ONG to commence collecting gas charges, subject to refund should the Company ultimately lose the case. The stay will be in effect while the matter is before the Oklahoma Supreme Court. Although the Company believes that decisions made by the Company were prudent based upon the facts and circumstances existing at the time the decisions were made, which is the standard applicable to the Proceeding as stated by the OCC, the Company has taken a charge of $34.6 million in the fourth quarter of 2001 as a result of this order. This charge is recorded as an increase in gas purchase expense in the Distribution segment. The Company will continue to assert its legal rights and is hopeful that a resolution of this issue can be negotiated.

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

(L)    INCOME TAXES

The provisions for income taxes are as follows:

	Year Ended December 31, 2001	Year Ended December 31, 2000	Four Months Ended December 31, 1999	Year Ended August 31, 1999

	(Thousands of Dollars)
Current income taxes
Federal	$(69,273)	$55,764	$(6,345)	$48,760
State	(13,426)	8,379	765	3,371

Total current income taxes	(82,699)	64,143	(5,580)	52,131

Deferred income taxes
Federal	127,750	23,947	25,938	13,671
State	7,183	2,196	2,379	1,254

Total deferred income taxes	134,933	26,143	28,317	14,925

Total provision for income taxes before cummulative effect of a change in accounting principle	52,234	90,286	22,737	67,056

Total provision for income taxes for the cummulative effect of a change in accounting principle	(1,356)	1,334	—	—

Total provision for income taxes	$50,878	$91,620	$22,737	$67,056

Following is a reconciliation of the provision for income taxes.

	Year Ended December 31, 2001	Year Ended December 31, 2000	Four Months Ended December 31, 1999	Year Ended August 31, 1999

	(Thousands of Dollars)
Pretax income	$152,442	$233,778	$58,081	$173,413
Federal statutory income tax rate	35%	35%	35%	35%

Provision for federal income taxes	53,355	81,822	20,328	60,695
Amortization of distribution property investment tax credit	(764)	(807)	(302)	(1,103)
State income taxes, net of federal tax benefit	(4,058)	6,874	2,044	5,737
Other, net	2,345	3,731	667	1,727

Actual income tax expense	$50,878	$91,620	$22,737	$67,056

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities are shown in the accompanying table.

	December 31, 2001	December 31, 2000	December 31, 1999

	(Thousands of Dollars)
Deferred tax assets
Accrued liabilities not deductible until paid	$180,331	$173,493	$8,383
Net operating loss carryforward	36,972	1,665	1,317
Regulatory assets	9,956	4,734	3,760
Other	2,057	4,277	1,982

Total deferred tax assets	229,316	184,169	15,442
Valuation allowance for net operating loss carryforward expected to expire prior to utilization	6,693	1,230	882

Net deferred tax assets	222,623	182,939	14,560
Deferred tax liabilities
Excess of tax over book depreciation and depletion	578,876	461,560	262,515
Investment in joint ventures	12,198	11,280	11,414
Regulatory assets	95,836	78,186	75,407
Other	38,472	3,851	6,724

Total deferred tax liabilities	725,382	554,877	356,060

Net deferred tax liabilities	$502,759	$371,938	$341,500

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

The Company conducts its operations through seven segments: (1) the Marketing and Trading segment markets natural gas to wholesale and retail customers; (2) the Gathering and Processing segment gathers and processes natural gas and fractionates, stores and markets natural gas liquids; (3) the Transportation and Storage segment transports and stores natural gas for others; (4) the Distribution segment distributes natural gas to residential, commercial and industrial customers and leases pipeline capacity to others; (5) the Production segment produces natural gas and oil; (6) the Power segment markets electricity to wholesale customers, and (7) the Other segment primarily operates and leases the Company’s headquarters building and a related parking facility and owns an investment in Magnum Hunter Resources, Inc.

The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies. Intersegment sales are recorded on the same basis as sales to unaffiliated customers. All corporate overhead costs relating to a reportable segment have been allocated for the purpose of calculating operating income. The Company’s equity method investments do not represent operating segments of the Company.

The Power segment has a signed definitive agreement with an unaffiliated company for a 15-year term providing the customer with the right to purchase approximately 25 percent of the plant’s generating capacity. There are no single external customers from which the Company receives ten percent or more of consolidated revenues.

Year Ended December 31, 2001	Marketing and Trading	Gathering and Processing	Transportation and Storage	Distribution	Production	Power	Other and Eliminations	Total

	(Thousands of Dollars)
Sales to unaffiliated customers	$4,293,526	$814,963	$76,837	$1,506,420	$94,144	$28,092	$(10,836)	$6,803,146
Intersegment sales	614,698	499,854	102,133	4,548	26,173	—	(1,247,406)	$—

Total Revenues	$4,908,224	$1,314,817	$178,970	$1,510,968	$120,317	$28,092	$(1,258,242)	$6,803,146

Net revenues	$103,429	$189,621	$129,344	$353,393	$120,317	$6,858	$5,823	$908,785
Operating costs	$31,488	$116,853	$52,497	$230,137	$27,361	$1,358	$(3,451)	$456,243
Depreciation, depletion and amortization	$597	$29,201	$19,190	$69,159	$35,017	$2,014	$2,132	$157,310
Operating income	$71,344	$43,567	$57,657	$54,097	$57,939	$3,486	$7,142	$295,232
Cumulative effect of a change in accounting principle, net of tax	$—	$—	$—	$—	$(2,151)	$—	$—	$(2,151)
Income from equity investments	$—	$—	$2,946	$—	$111	$—	$5,052	$8,109
Total assets	$1,369,220	$1,322,438	$797,331	$1,688,670	$321,720	$122,404	$257,376	$5,879,159
Capital expenditures	$1,184	$51,442	$35,911	$129,937	$55,974	$42,302	$24,817	$341,567

Year Ended December 31, 2000	Marketing and Trading	Gathering and Processing	Transportation and Storage	Distribution	Production	Power	Other and Eliminations	Total

	(Thousands of Dollars)
Sales to unaffiliated customers	$4,362,024	$839,388	$111,644	$1,270,369	$50,686	$—	$8,747	$6,642,858
Intersegment sales	299,657	197,325	56,814	3,568	19,669	—	(577,033)	$—

Total Revenues	$4,661,681	$1,036,713	$168,458	$1,273,937	$70,355	$—	$(568,286)	$6,642,858

Net revenues	$66,482	$224,012	$125,582	$377,277	$70,355	$—	$(66,576)	$797,132
Operating costs	$14,321	$90,501	$44,785	$211,629	$24,228	$—	$(65,616)	$319,848
Depreciation, depletion and amortization	$887	$22,692	$18,639	$67,717	$30,884	$—	$2,532	$143,351
Operating income	$51,274	$110,819	$62,158	$97,931	$15,243	$—	$(3,492)	$333,933
Cumulative effect of a change in accounting principle, net of tax	$2,115	$—	$—	$—	$—	$—	$—	$2,115
Income from equity investments	$—	$—	$3,240	$—	$125	$—	$660	$4,025
Total assets	$3,035,227	$1,507,546	$661,894	$2,007,351	$308,041	$77,426	$(237,140)	$7,360,345
Capital expenditures	$815	$32,383	$37,701	$124,983	$34,035	$58,697	$22,789	$311,403

Four Months Ended December 31, 1999	Marketing and Trading	Gathering and Processing	Transportation and Storage	Distribution	Production	Power	Other and Eliminations	Total

	(Thousands of Dollars)
Sales to unaffiliatedcustomers	$365,224	$63,869	$13,283	$337,890	$18,692	$—	$7,520	$806,478
Intersegment sales	17,825	15,032	25,868	1,334	4,779	—	(64,838)	$—

Total Revenues	$383,049	$78,901	$39,151	$339,224	$23,471	$—	$(57,318)	$806,478

Net revenues	$11,493	$19,413	$34,491	$129,870	$23,471	$—	$59	$218,797
Operating costs	$3,344	$8,588	$10,184	$69,455	$7,245	$—	$(6,814)	$92,002
Depreciation, depletion and amortization	$242	$2,513	$5,124	$24,815	$9,715	$—	$818	$43,227
Operating income	$7,907	$8,312	$19,183	$35,600	$6,511	$—	$6,055	$83,568
Income (loss) from equity investments	$—	$—	$1,074	$—	$(11)	$—	$—	$1,063
Total assets	$287,375	$368,904	$437,561	$1,776,273	$301,821	$19,330	$49,976	$3,241,240
Capital expenditures	$9	$14,613	$5,837	$34,167	$6,411	$13,445	$1,534	$76,016

Year Ended August 31, 1999	Marketing and Trading	Gathering and Processing	Transportation and Storage	Distribution	Production	Power	Other and Eliminations	Total

	(Thousands of Dollars)
Sales to unaffiliatedcustomers	$772,331	$72,277	$27,892	$915,782	$44,026	$—	$6,641	$1,838,949
Intersegment sales	53,067	11,513	79,993	8,168	22,868	—	(175,609)	$—

Total Revenues	$825,398	$83,790	$107,885	$923,950	$66,894	$—	$(168,968)	$1,838,949

Net revenues	$35,443	$31,311	$102,910	$393,461	$66,894	$—	$(4,548)	$625,471
Operating costs	$9,069	$11,207	$28,919	$219,945	$19,128	$—	$(8,223)	$280,045
Depreciation, depletion and amortization	$503	$3,562	$13,852	$75,443	$34,073	$—	$2,271	$129,704
Operating income	$25,871	$16,542	$60,139	$98,073	$13,693	$—	$1,404	$215,722
Income from equity investments	$—	$—	$1,501	$—	$59	$—	$—	$1,560
Total assets	$269,444	$343,133	$373,742	$1,722,381	$310,715	$4,047	$1,483	$3,024,945
Capital expenditures	$448	$8,557	$32,618	$98,685	$16,046	$3,748	$4,068	$164,170

(N)    QUARTERLY FINANCIAL DATA (UNAUDITED)

Total operating revenues are consistently greater during the heating season from November through March due to the large volume of natural gas sold to customers for heating. A summary of the unaudited quarterly results of operations for the years ended December 31, 2001 and 2000, respectively, follows:

Year Ended December 31, 2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(Thousands of dollars, except per share amounts)
Operating revenues	$2,956,924	$1,402,399	$1,126,696	$1,317,127
Operating income	$143,046	$71,942	$55,733	$24,511
Other income (expense)	$3,299	$566	$(1,914)	$(1,075)
Income taxes	$41,800	$12,651	$301	$(2,518)
Net Income (Loss)	$64,859	$23,608	$18,787	$(5,689)
Earnings per share of common stock
Basic	$0.55	$0.20	$0.16	$(0.05)
Diluted	$0.54	$0.20	$0.16	$(0.05)
Dividends per share of common stock	$0.155	$0.155	$0.155	$0.155
Average shares of common stock outstanding
Basic	99,214	99,407	99,521	99,648
Diluted	99,596	99,733	99,633	99,887

Year Ended December 31, 2000	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(Thousands of dollars, except per share amounts)
Operating revenues	$822,713	$1,385,565	$1,754,234	$2,680,346
Operating income	$105,821	$76,067	$48,525	$103,520
Other income (expense)	$15,517	$(952)	$(1,073)	$4,983
Income taxes	$38,446	$19,610	$5,029	$27,201
Net Income	$63,022	$27,162	$10,086	$45,337
Earnings per share of common stock
Basic	$0.53	$0.23	$0.01	$0.38
Diluted	$0.53	$0.23	$0.01	$0.38
Dividends per share of common stock	$0.155	$0.155	$0.155	$0.155
Average shares of common stock outstanding
Basic	98,376	98,284	98,292	98,408
Diluted	98,378	98,292	98,300	98,752

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

(O)    SUPPLEMENTAL CASH FLOW INFORMATION

The table presents supplemental information relative to the Company’s cash flows for the years ended December 31, 2001 and 2000, the four months ended December 31, 1999, and the year ended August 31, 1999.

	Year Ended December 31, 2001	Year Ended December 31, 2000	Four Months Ended December 31, 1999	Year Ended August 31, 1999

	(Thousands of Dollars)
Cash paid during the year
Interest (including amounts capitalized)	$132,364	$111,097	$16,605	$50,498
Income taxes	$13,050	$57,579	$—	$59,466

Noncash transactions
Treasury stock transferred to compensation plans	$—	$61	$2,071	$—
Gas received as payment in kind	$—	$—	$—	$135

Acquisitions
Property, plant, and equipment	$1,515	$832,849	$17,482	$338,138
Current assets	—	74,012	—	—
Current liabilities	—	(20,996)	—	—
Regulatory assets and goodwill	14,500	17,663	—	10,817
Lease obligation	—	(157,651)	—	—
Price risk management activities	—	(239,660)	—	—
Deferred credits	—	(11,313)	—	—
Deferred income taxes	—	—	—	(4,461)

Cash paid – acquisitions	$16,015	$494,904	$17,482	$344,494

(P)    STOCK BASED COMPENSATION

Stock Splits—Due to the 2001 stock split, the number of shares and related exercise prices have been adjusted to maintain both the total market value of common stock underlying the options and Employee Stock Purchase Plan (ESPP) share elections, and the relationship between the fair market value of the common stock and the exercise price of the options and ESPP share elections.

Stock Option Plans

Long-Term Incentive Plan—The ONEOK, Inc. Long-Term Incentive Plan provides for the granting of incentive stock options, non-statutory stock options, stock bonus awards, and restricted stock awards to key employees and the granting of stock awards to non-employee directors. The Company has reserved approximately 7.8 million shares of common stock for the plan less the number of shares previously issued under the plan. The maximum numbers of shares for which options or other awards may be granted to any employee during any year is 300,000.

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

Stock Compensation Plan for Non-Employee Directors—The ONEOK, Inc. Stock Compensation Plan for Non-Employee Directors provides for the granting of incentive stock bonus awards, performance unit awards, restricted stock awards, and non-qualified stock options to Non-Employee Directors. The Company has reserved 700,000 shares less the number of shares previously issued under the plan. The maximum number of shares of common stock with respect to which options or other awards may be granted to any Non-Employee Director during any year is 20,000.

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

Stock option activity has been restated to give effect to the 2001 two-for-one stock split. Activity to date has been as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding August 31, 1998	701,952	$15.65
Granted	531,448	$17.61
Exercised	(55,900)	$13.44
Expired	(5,000)	$17.45
Restored	71,690	$17.98

Outstanding August 31, 1999	1,244,190	$16.55
Granted	617,400	$14.58
Exercised	(2,000)	$11.85
Expired	(6,000)	$17.61
Restored	1,726	$13.69

Outstanding December 31, 1999	1,855,316	$15.89
Granted	8,000	$13.16
Exercised	(342,822)	$15.38
Expired	(74,200)	$16.01
Restored	55,062	$21.45

Outstanding December 31, 2000	1,501,356	$16.19
Granted	1,102,000	$22.43
Exercised	(118,750)	$15.27
Expired	(179,672)	$19.57
Restored	3,538	$22.49

Outstanding December 31, 2001	2,308,472	$18.96

Options Exercisable

August 31, 1999	709,990	$15.75
December 31, 1999	841,540	$16.05
December 31, 2000	813,894	$16.27
December 31, 2001	941,572	$16.57

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

Restricted Stock Awards—Under the Long-Term Incentive Plan, restricted stock awards also may be granted to key officers and employees. Ownership of the common stock vests over a three year period. Shares awarded may not be sold during the vesting period. The fair market value of the shares associated with the restricted stock awards is recorded as unearned compensation in shareholders’ equity and is amortized to compensation expense over the vesting period. The dividends on the restricted stock awards are reinvested in common stock. These shares fully vest three years after the grant date of the restricted stock awards. The average price of shares granted was $22.31 and $13.16 for the years ended December 31, 2001 and 2000, respectively.

Restricted stock information has been restated to give effect to the 2001 two-for-one stock split. Restricted stock activity to date is as follows:

Number of Shares

Outstanding August 31, 1999	—
Granted	132,600
Released to participants	—
Forfeited	—
Dividends	1,394

Outstanding December 31, 1999	133,994
Granted	4,000
Released to participants	(7,848)
Forfeited	(20,780)
Dividends	5,448

Outstanding December 31, 2000	114,814
Granted	90,400
Released to participants	(2,424)
Forfeited	(6,676)
Dividends	6,463

Outstanding December 31, 2001	202,577

Employee Stock Purchase Plan—In 1995, the Company authorized the Employee Stock Purchase Plan (ESPP) and the Company currently has 2.8 million shares reserved for the ESPP less the number of shares issued to date under this plan. Subject to certain exclusions, all full-time employees are eligible to participate. Under the terms of the plan, employees can choose to have up to ten percent of their annual earnings withheld to purchase the Company’s common stock. The Committee may allow contributions to be made by other means provided that in no event will contributions from all means exceed ten percent of the employee’s annual earnings. The purchase price of the stock is 85 percent of the lower of its grant date or exercise date market price. Approximately 56 percent, 56 percent, and 54 percent of eligible employees participated in the plan in fiscal years 2001, 2000, and 1999, respectively. Under the plan, the Company sold 192,593 shares in fiscal year 2001, 523,044 shares in fiscal year 2000, and 176,058 shares in fiscal year 1999.

Accounting Treatment—The Company continues to apply APB 25 in accounting for both plans. Accordingly, no compensation cost has been recognized in the consolidated financial statements for the Company’s options and the Employee Stock Purchase Plan. Had the Company applied the provisions of Statement 123 to determine the compensation cost under these plans, the Company’s pro forma net income and diluted earnings per share would have been as follows:

	Year Ended December 31, 2001	Year Ended December 31, 2000	Four Months Ended December 31, 1999	Year Ended August 31, 1999

	(Thousands of dollars, except per share amounts)
Net Income
As reported	$101,565	$145,607	$35,344	$106,357
Pro Forma	$85,415	$135,893	$27,066	$99,887
Earnings per share—Diluted
As reported	$0.85	$1.23	$0.27	$0.86
Pro Forma	$0.71	$1.15	$0.20	$0.81

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

(Q)    EARNINGS PER SHARE INFORMATION

The following is a reconciliation of the basic and diluted EPS computations.

	Year Ended December 31, 2001
	Income	Shares	Per Share Amount

	(Thousands, except per share amounts)
Basic EPS
Income available for common stock	$64,465	59,557
Convertible preferred stock	37,100	39,892

Income available for common stock and assumed conversion of preferred stock	101,565	99,449	$1.02

Further dilution from applying the "two-class" method			(0.17)

Basic earnings per share			$0.85

Effect of Other Dilutive Securities Options	—	222

Diluted EPS
Income available for common stock and assumed exercise of stock options	$101,565	99,671	$1.02

Further dilution from applying the "two-class" method			(0.17)

Diluted earnings per share			$0.85

	Year Ended December 31, 2000
	Income	Shares	Per Share Amount

	(Thousands, except per share amounts)
Basic EPS
Income available for common stock	$108,507	58,448
Convertible preferred stock	37,100	39,892

Income available for common stock and assumed conversion of preferred stock	145,607	98,340	$1.48

Further dilution from applying the "two-class" method			(0.25)

Basic earnings per share			$1.23

Effect of Other Dilutive Securities Options	—	48

Diluted EPS
Income available for common stock and assumed exercise of stock options	$145,607	98,388	$1.48

Further dilution from applying the "two-class" method			(0.25)

Diluted earnings per share			$1.23

	Four Months Ended December 31, 1999
	Income	Shares	Per Share Amount

	(Thousands, except per share amounts)
Basic EPS
Income available for common stock	$22,977	60,850
Convertible preferred stock	12,367	39,892

Income available for common stock and assumed conversion of preferred stock	35,344	100,742	$0.35

Further dilution from applying the "two-class" method			(0.08)

Basic earnings per share			$0.27

Effect of Other Dilutive Securities Options	—	26

Diluted EPS
Income available for common stock and assumed exercise of stock options	$35,344	100,768	$0.35

Further dilution from applying the "two-class" method			(0.08)

Diluted earnings per share			$0.27

	Year Ended August 31, 1999
	Income	Shares	Per Share Amount

	(Thousands, except per share amounts)
Basic EPS
Income available for common stock	$69,110	62,996
Convertible preferred stock	37,247	40,106

Income available for common stock and assumed conversion of preferred stock	106,357	103,102	$1.03

Further dilution from applying the "two-class" method			(0.17)

Basic earnings per share			$0.86

Effect of Other Dilutive Securities Options	—	40

Diluted EPS
Income available for common stock and assumed exercise of stock options	$106,357	103,142	$1.03

Further dilution from applying the "two-class" method			(0.17)

Diluted earnings per share			$0.86

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

	Year Ended December 31, 2001	Year Ended December 31, 2000	Four Months Ended December 31, 1999	Year Ended August 31, 1999

	(Per share amounts)
Basic EPS
Income available for common stock before cumulative effect of a change in accounting principle	$0.87	$1.21	$0.27	$0.86
Cumulative effect of a change in accounting principle, net of tax	(0.02)	0.02	—	—

Income available for common stock	$0.85	$1.23	$0.27	$0.86

Diluted EPS
Income available for common stock before cumulative effect of achange in accounting principle	$0.87	$1.21	$0.27	$0.86
Cumulative effect of a change in accounting principle, net of tax	(0.02)	0.02	—	—

Income available for common stock	$0.85	$1.23	$0.27	$0.86

(R)    OIL AND GAS PRODUCING ACTIVITIES

The following is historical cost information relating to the Company’s production operations:

	Year Ended December 31, 2001	Year Ended December 31, 2000	Four Months Ended December 31, 1999	Year Ended August 31, 1999

		(Thousands of Dollars)
Capitalized costs at end of year
Unproved properties	$4,223	$2,210	$4,224	$4,245
Proved properties	475,151	423,824	398,748	393,096

Total capitalized costs	479,374	426,034	402,972	397,341
Accumulated depreciation, depletion and amortization	177,622	146,749	128,220	120,109

Net capitalized costs	$301,752	$279,285	$274,752	$277,232

Costs incurred during the year
Property acquisition costs (unproved)	$2,334	$878	$103	$948
Exploitation costs	$8	$10	$6	$17
Development costs	$53,220	$32,817	$6,254	$13,659
Purchase of minerals in place	$1,572	$4,751	$—	$79,385

The accompanying schedule presents the results of operations of the Company’s oil and gas producing activities. The results exclude general office overhead and interest expense attributable to oil and gas production.

	Year Ended December 31, 2001	Year Ended December 31, 2000	Four Months Ended December 31, 1999	Year Ended August 31, 1999

		(Thousands of Dollars)
Net revenues
Sales to unaffiliated customers	$93,935	$49,868	$18,623	$42,077
Gas sold to affiliates	26,173	19,669	4,779	22,868

Net revenues from production	120,108	69,537	23,402	64,945

Production costs	20,991	17,575	5,465	14,516
Exploitation costs	8	10	6	17
Depreciation, depletion and amortization	35,017	30,465	9,588	33,771
Income taxes	24,999	8,311	3,226	6,359

Total expenses	81,015	56,361	18,285	54,663

Results of operations from producing activities	$39,093	$13,176	$5,117	$10,282

(S)    OIL AND GAS RESERVES (UNAUDITED)

Following are estimates of the Company’s proved oil and gas reserves, net of royalty interests and changes herein, for the fiscal years 2001, 2000, the four months ended December 31, 1999, and the year ended August 31,1999 .

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

	Oil	Gas
	(MBbls)	(MMcf)

August 31, 1998	3,272	178,047
Revisions in prior estimates	300	8,397
Extensions, discoveries and other additions	376	37,202
Purchases of minerals in place	884	61,286
Sales of minerals in place	(175)	(3,057)
Production	(460)	(27,773)

August 31, 1999	4,197	254,102
Revisions in prior estimates	18	(8,086)
Extensions, discoveries and other additions	84	9,276
Purchases of minerals in place	—	—
Sales of minerals in place	(1)	(7)
Production	(138)	(8,306)

December 31, 1999	4,160	246,979
Revisions in prior estimates	221	9,134
Extensions, discoveries and other additions	661	29,193
Purchases of minerals in place	215	945
Sales of minerals in place	(518)	(4,784)
Production	(400)	(26,746)

December 31, 2000	4,339	254,721
Revisions in prior estimates	(536)	(28,233)
Extensions, discoveries and other additions	1,198	33,397
Purchases of minerals in place	3	936
Sales of minerals in place	—	(276)
Production	(493)	(27,578)

December 31, 2001	4,511	232,967

Proved developed reserves
August 31, 1999	2,540	175,771
December 31, 1999	2,451	169,060
December 31, 2000	2,495	182,052
December 31, 2001	2,723	161,725

(T)    DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

Estimates of the standard measure of discounted future cash flows from proved reserves of oil and natural gas are shown in the following table.

	Year Ended December 31, 2001	Year Ended December 31, 2000	Four Months Ended December 31, 1999	Year Ended August 31, 1999

	(Thousands of Dollars)
Future cash inflows	$669,328	$2,498,525	$632,751	$639,721
Future production and development costs	200,741	400,767	194,332	194,077
Future income taxes	119,864	742,505	62,533	53,442

Future net cash flows	348,723	1,355,253	375,886	392,202
10 percent annual discount for estimated timing of cash flows	149,101	599,370	149,527	161,156

Standardized measure of discounted future net cash flows relating to oil and gas reserves	$199,622	$755,883	$226,359	$231,046

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

The changes in standardized measure of discounted future net cash flow relating to proved oil and gas reserves are as follows:

	Year Ended December 31, 2001	Year Ended December 31, 2000	Four Months Ended December 31, 1999	Year Ended August 31, 1999

		(Thousands of Dollars)
Beginning of period	$755,883	$226,359	$231,046	$162,629
Changes resulting from:
Sales of oil and gas produced, net of production costs	(99,117)	(51,962)	(17,938)	(50,120)
Net changes in price, development, and production costs	(825,483)	783,763	3,523	13,269
Extensions, discoveries, additions, and improved
recovery, less related costs	50,353	102,607	9,981	37,379
Purchases of minerals in place	1,572	4,751	—	67,120
Sales of minerals in place	(2,247)	(5,761)	(24)	(9,326)
Revisions of previous quantity estimates	(136,171)	43,318	(8,454)	10,477
Accretion of discount	116,776	25,826	8,750	17,317
Net change in income taxes	345,485	(376,438)	(6,174)	(11,618)
Other, net	(7,429)	3,420	5,649	(6,081)

End of period	$199,622	$755,883	$226,359	$231,046

(U)    Restatement of Consolidated Statements of Cash Flows

The consolidated statements of cash flows for the years ended December 31, 2001 and 2000 and the four months ended December 31, 1999, have been restated to correct mathematical errors related to the treatment of bank overdrafts. The balance of bank overdrafts at December 31, 2001, 2000 and 1999 was $48.9 million, $190.8 million, and $22.7 million, respectively, which are included in accounts payable in the accompanying consolidated balance sheets. Increases in bank overdrafts were inadvertently treated as decreases of cash and decreases in bank overdrafts were inadvertently treated as increases of cash. The following is a summary of the impact of these changes:

	Year Ended December 31, 2001	Year Ended December 31, 2000	Four Months Ended December 31, 1999

	(In Thousands)
Accounts payable and accrued liabilities:
As previously reported	$(984,999)	$1,168,871	$84,627
As restated	$(701,153)	$832,581	$39,229

Cash Provided By (Used In) Operating Activities:
As previously reported	$121,505	$72,958	$17,000
As restated	$405,351	$(263,332)	$(28,398)

Change in bank overdraft:
As previously reported	$141,923	$(168,145)	$(22,699)
As restated	$(141,923)	$168,145	$22,699

Cash Provided By (Used In) Financing Activities:
As previously reported	$247,527	$672,799	$71,174
As restated	$(36,319)	$1,009,089	$116,572

PART III.

ITEM 14.    CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this Amendment No. 1 to the Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed by us in our periodic reports to the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls subsequent to the date of their evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)    DOCUMENTS FILED AS A PART OF THIS REPORT

(1)    Exhibits

(23)		Independent Auditors’ Consent

(99	)(b)	Certification of David L. Kyle pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99	)(c)	Certification of Jim Kneale pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc. Registrant

Date: November 12, 2002	By:	/s/ Jim Kneale
Jim Kneale Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

Certification

I, David L. Kyle, certify that:

1.    I have reviewed this annual report on Form 10-K of ONEOK, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ David L. Kyle
Chief Executive Officer

Certification

I, Jim Kneale, certify that:

1.    I have reviewed this annual report on Form 10-K of ONEOK, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Jim Kneale
Chief Financial Officer