Form 10-Q/A
period 2002-06-30
ONEOK INC /NEW/
filed 2002-11-14
CIK 1039684

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Common stock, with par value of $0.01 – 60,408,566 shares outstanding at August 9, 2002.

Explanatory Statement:

The purpose of this Amendment No. 1 is to restate the Consolidated Statements of Cash Flows on p. 6 of the ONEOK, Inc. Form 10-Q for the quarter ended June 30, 2002 to correct mathematical errors related to the treatment of bank overdrafts in 2002, to add Note L to the consolidated financial statements discussing the restatement, and to modify the discussion of operating cash flows on p. 38 for the restatement. Except as amended as described above, the Consolidated Financial Statements of the Company being filed herewith (and included in the Company’s Form 10-Q for the quarter ended June 30, 2002 as previously filed with the Securities and Exchange Commission) remain unchanged.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2002	2001	2002	2001

	(Thousands of Dollars, except per share amounts)
Operating Revenues	$1,171,444	$1,402,399	$2,637,102	$4,359,323
Cost of gas	916,525	1,181,444	2,074,611	3,847,507

Net Revenues	254,919	220,955	562,491	511,816

Operating Expenses
Operations and maintenance	110,098	96,179	219,164	190,974
Depreciation, depletion, and amortization	44,976	37,856	85,212	74,811
General taxes	15,528	14,978	30,850	31,043

Total Operating Expenses	170,602	149,013	335,226	296,828

Operating Income	84,317	71,942	227,265	214,988

Other income, net	5,131	566	4,411	3,865
Interest expense	27,853	36,249	54,035	73,784
Income taxes	26,212	12,651	69,660	54,451

Income before cumulative effect of a change in accounting principle	35,383	23,608	107,981	90,618
Cumulative effect of a change in accounting principle, net of tax (Note H)	—	—	—	(2,151)

Net Income	35,383	23,608	107,981	88,467
Preferred stock dividends	9,275	9,275	18,550	18,550

Income Available for Common Stock	$26,108	$14,333	$89,431	$69,917

Earnings Per Share of Common Stock (Note D)
Basic	$0.29	$0.20	$0.90	$0.74

Diluted	$0.29	$0.20	$0.89	$0.74

Average Shares of Common Stock (Thousands)
Basic	99,877	99,407	99,808	99,311
Diluted	100,707	99,733	100,488	99,665

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)	June 30, 2002	December 31, 2001

	(Thousands of Dollars)
Assets
Current Assets
Cash and cash equivalents	$43,778	$28,229
Trade accounts and notes receivable, net	561,753	677,796
Materials and supplies	17,897	20,310
Gas in storage	57,309	82,694
Unrecovered purchased gas costs	—	45,098
Assets from price risk management activities	798,610	587,740
Deposits	—	41,781
Other current assets	25,872	78,321

Total Current Assets	1,505,219	1,561,969

Property, Plant and Equipment
Marketing and Trading	123,751	122,172
Gathering and Processing	1,065,447	1,040,195
Transportation and Storage	808,214	792,641
Distribution	2,035,353	1,985,177
Production	505,723	482,404
Other	91,681	85,168

Total Property, Plant and Equipment	4,630,169	4,507,757
Accumulated depreciation, depletion, and amortization	1,307,681	1,234,789

Net Property, Plant and Equipment	3,322,488	3,272,968

Deferred Charges and Other Assets
Regulatory assets, net (Note B)	228,568	232,520
Goodwill	113,868	113,868
Assets from price risk management activities	359,781	475,066
Investments and other	176,207	222,768

Total Deferred Charges and Other Assets	878,424	1,044,222

Total Assets	$5,706,131	$5,879,159

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)	June 30, 2002	December 31, 2001

	(Thousands of Dollars)
Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of long-term debt	$10,000	$250,000
Notes payable	351,106	599,106
Accounts payable	435,940	390,479
Accrued taxes	13,957	11,528
Accrued interest	31,433	31,954
Unrecovered purchased gas costs	14,112	—
Customers’ deposits	21,147	21,697
Liabilities from price risk management activities	506,303	381,409
Other	190,868	132,244

Total Current Liabilities	1,574,866	1,818,417

Long-term Debt, excluding current maturities	1,519,249	1,498,012
Deferred Credits and Other Liabilities
Deferred income taxes	571,458	499,432
Liabilities from price risk management activities	374,141	491,374
Lease obligation	115,531	122,011
Other deferred credits	208,955	184,623

Total Deferred Credits and Other Liabilities	1,270,085	1,297,440

Total Liabilities	4,364,200	4,613,869

Commitments and Contingencies (Note E)

Shareholders’ Equity
Convertible preferred stock, $0.01 par value:
Series A authorized 20,000,000 shares; issued and outstanding 19,946,448 shares at June 30, 2002 and December 31, 2001	199	199
Common stock, $0.01 par value:
authorized 300,000,000 shares; issued 63,438,441 shares with 60,352,331 and 60,002,218 shares outstanding at June 30, 2002 and December 31, 2001, respectively	634	634
Paid in capital (Note G)	902,963	902,269
Unearned compensation	(3,716)	(2,000)
Accumulated other comprehensive income (loss) (Note I)	(747)	(1,780)
Retained earnings	486,381	415,513
Treasury stock at cost: 3,036,534 shares at June 30, 2002; and 3,436,223 shares at December 31, 2001	(43,783)	(49,545)

Total Shareholders’ Equity	1,341,931	1,265,290

Total Liabilities and Shareholders’ Equity	$5,706,131	$5,879,159

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Unaudited)	2002 (Restated)	2001

	(Thousands of Dollars)
Operating Activities
Net income	$107,981	$88,467
Depreciation, depletion, and amortization	85,212	74,811
Gain on sale of assets	(813)	(1,120)
Gain on sale of equity investment	(7,622)	(758)
(Income) loss from equity investments	553	(6,209)
Deferred income taxes	110,954	16,582
Amortization of restricted stock	1,058	627
Allowance for doubtful accounts	4,344	13,839
Mark-to-market income	(52,416)	(27,609)
Changes in assets and liabilities:
Accounts and notes receivable	111,699	942,459
Inventories	27,798	(4,743)
Unrecovered purchased gas costs	59,210	(80,237)
Deposits	41,781	37,170
Accounts payable and accrued liabilities	75,576	(652,369)
Price risk management assets and liabilities	(35,031)	(121,777)
Other assets and liabilities	113,008	(24,821)

Cash Provided by Operating Activities	643,292	254,312

Investing Activities
Changes in other investments, net	1,869	1,504
Acquisitions	(3,489)	(15,337)
Capital expenditures	(133,872)	(173,990)
Proceeds from sale of property	1,400	7,911
Proceeds from sale of equity investment	57,461	7,425

Cash Used in Investing Activities	(76,631)	(172,487)

Financing Activities
Payments of notes payable, net	(248,000)	(390,750)
Change in bank overdraft	(28,757)	(57,739)
Issuance of debt	—	400,000
Payment of debt	(241,040)	(2,455)
Issuance of common stock	—	5,169
Issuance of treasury stock, net	3,798	839
Dividends paid	(37,113)	(36,896)

Cash Used In Financing Activities	(551,112)	(81,832)

Change in Cash and Cash Equivalents	15,549	(7)
Cash and Cash Equivalents at Beginning of Period	28,229	249

Cash and Cash Equivalents at End of Period	$43,778	$242

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.    Summary of Accounting Policies

Interim Reporting—The accompanying unaudited consolidated financial statements of ONEOK, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The interim consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the Company’s business, the results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for a twelve-month period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

Critical Accounting Policies

Energy Trading and Risk Management Activities—The Company engages in price risk management activities for both energy trading and non-trading purposes. The Company accounts for price risk management activities for its energy trading contracts in accordance with Emerging Issues Task Force Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities” (EITF 98-10). EITF 98-10 requires entities involved in energy trading activities to account for energy trading contracts using mark-to-market accounting. Forwards, swaps, options, and energy transportation and storage contracts utilized for trading activities are reflected in the consolidated balance sheets at fair value as assets and liabilities resulting from price risk management activities. The fair value of these assets and liabilities is affected by the actual timing of settlements related to these contracts and current period changes resulting primarily from newly originated transactions and the impact of price movements. Changes in fair value are recognized in net revenues in the consolidated statements of income. Market prices used to determine the fair value of these assets and liabilities reflect management’s best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility underlying the commitments. Market prices are adjusted for the potential impact of liquidating the Company’s position in an orderly manner over a reasonable period of time under currently existing market conditions.

The Marketing and Trading segment’s gas in storage inventory is recorded at fair value and is included in current price risk management assets.

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

Impairment of Long-Lived Assets—The Company recognizes the impairment of a long-lived asset when indicators of impairment are present and the undiscounted cash flow is not sufficient to recover the carrying amount of these assets. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair values are based on discounted future cash flows or information provided by sales and purchases of similar assets.

B.    Regulatory Assets

The following table is a summary of the Company’s regulatory assets, net of amortization, for the periods indicated.

	June 30, 2002	December 31, 2001

	(Thousands of Dollars)
Recoupable take-or-pay	$72,588	$75,336
Pension costs	9,033	11,124
Postretirement costs other than pension	59,976	60,170
Transition costs	21,307	21,598
Reacquired debt costs	21,925	22,351
Income taxes	26,754	28,365
Weather normalization	9,717	7,984
Line replacements	2,392	94
Other	4,876	5,498

Regulatory assets, net	$228,568	$232,520

C.    Supplemental Cash Flow Information

The following table sets forth supplemental information with respect to the Company’s cash flows for the periods indicated.

	Six Months Ended June 30,
	2002	2001

	(Thousands of Dollars)
Cash paid during the period
Interest (including amounts capitalized)	$54,557	$64,024
Income taxes	$8,527	$12,666
Income tax refund received	$61,058	$—
Noncash transactions
Dividends on restricted stock	$116	$96
Treasury stock transferred to compensation plans	$25	$131
Issuance of restricted stock, net	$2,658	$1,984
Acquisitions
Property, plant and equipment	$3,489	$837
Goodwill	$—	$14,500

D.    Earnings Per Share Information

The Company computes its earnings per common share (EPS) in accordance with a pronouncement of the Financial Accounting Standards Board’s Staff at the Emerging Issues Task Force meeting in April 2001, codified as EITF Topic No. D-95 (Topic D-95). In accordance with Topic D-95, the dilutive effect of the Company’s Series A Convertible Preferred Stock is considered in the computation of basic EPS utilizing the “if-converted” method. Under the Company’s “if-converted” method, the dilutive effect of the Company’s Series A Convertible Preferred Stock on EPS cannot be less than the amount that would result from the application of the “two-class” method of computing EPS. The “two-class” method is an earnings allocation formula that determines EPS for the Company’s common stock and its participating Series A Convertible Preferred Stock according to dividends declared and participating rights in the undistributed earnings. The Company’s Series A Convertible Preferred Stock is a participating instrument with the Company’s common stock with respect to the payment of dividends. For all periods presented, the “two-class” method resulted in additional dilution. Accordingly, EPS for such periods reflects this further dilution.

The following is a reconciliation of the basic and diluted EPS computations for the periods indicated.

	Three Months Ended June 30, 2002
	Income	Shares	Per Share Amount

	(Thousands, except per share amounts)
Basic EPS
Income available for common stock	$26,108	59,985
Convertible preferred stock	9,275	39,892

Income available for common stock and assumed conversion of preferred stock	35,383	99,877	$0.35
Further dilution from applying the “two-class” method			(0.06)

Basic earnings per share			$0.29

Effect of Other Dilutive Securities
Options and other dilutive securities	—	830

Diluted EPS
Income available for common stock and assumed exercise of stock options	$35,383	100,707	$0.35

Further dilution from applying the “two-class” method			(0.06)

Diluted earnings per share			$0.29

	Three Months Ended June 30, 2001
	Income	Shares	Per Share Amount

	(Thousands, except per share amounts)
Basic EPS
Income available for common stock	$14,333	59,515
Convertible preferred stock	9,275	39,892

Income available for common stock and assumed conversion of preferred stock	23,608	99,407	$0.24
Further dilution from applying the “two-class” method			(0.04)

Basic earnings per share			$0.20

Effect of Other Dilutive Securities
Options and other dilutive securities	—	326

Diluted EPS
Income available for common stock and assumed exercise of stock options	$23,608	99,733	$0.24

Further dilution from applying the “two-class” method			(0.04)

Diluted earnings per share			$0.20

	Six Months Ended June 30, 2002
	Income	Shares	Per Share Amount

	(Thousands, except per share amounts)
Basic EPS
Income available for common stock	$89,431	59,916
Convertible preferred stock	18,550	39,892

Income available for common stock and assumed conversion of preferred stock	107,981	99,808	$1.08
Further dilution from applying the “two-class” method			(0.18)

Basic earnings per share			$0.90

Effect of Other Dilutive Securities
Options and other dilutive securities	—	680

Diluted EPS
Income available for common stock and assumed exercise of stock options	$107,981	100,488	$1.07

Further dilution from applying the “two-class” method			(0.18)

Diluted earnings per share			$0.89

	Six Months Ended June 30, 2001
	Income	Shares	Per Share Amount

	(Thousands, except per share amounts)
Basic EPS
Income available for common stock	$69,917	59,419
Convertible preferred stock	18,550	39,892

Income available for common stock and assumed conversion of preferred stock	88,467	99,311	$0.89
Further dilution from applying the “two-class” method			(0.15)

Basic earnings per share			$0.74

Effect of Other Dilutive Securities
Options and other dilutive securities	—	354

Diluted EPS
Income available for common stock and assumed exercise of stock options	$88,467	99,665	$0.89

Further dilution from applying the “two-class” method			(0.15)

Diluted earnings per share			$0.74

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

	Six Months Ended June 30,
	Basic EPS		Diluted EPS
	2002	2001	2002	2001

	(Per share amounts)

Income available for common stockbefore cumulative effect of a change in accounting principle	$0.90	$0.76	$0.89	$0.76
Cumulative effect of a change in accounting principle, net of tax	—	(0.02)	—	(0.02)

Income available for common stock	$0.90	$0.74	$0.89	$0.74

E.    Commitments and Contingencies

Enron—Certain of the financial instruments discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, have Enron North America as the counterparty. Enron Corporation and various subsidiaries, including Enron North America, filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code on December 3, 2001. In the fourth quarter of 2001, the Company took a charge of $37.4 million to provide an allowance for forward financial positions and to establish an allowance for uncollectible accounts related to previously settled financial and physical positions with Enron. In the first quarter of 2002, the Company recorded a cash recovery of approximately $22.1 million resulting in a gain of approximately $14.0 million as a result of an agreement to sell the related Enron claim to a third party. The sale of the Enron claim is subject to normal representations as to the validity of the claims and the guarantees from Enron.

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

Westar Energy—In May 2002, Westar Energy, Inc. (formerly known as Western Resources, Inc.) and its wholly owned subsidiary, Westar Industries, Inc., delivered a sale notice to the Company giving notice of Westar’s intent to sell 4,714,434 shares of the Company’s common stock and 19,946,448 shares of the Company’s Series A Convertible Preferred Stock, representing all of the Company’s common and preferred stock held by Westar.

The delivery of the sale notice to the Company gives the Company or its designee the option to purchase all, but not less than all, of the common and preferred stock held by Westar at a price equal to 98.5% of the average of the closing prices of the Company’s common stock during the 20 trading days prior to the date of the sale notice, which equals $21.77 per share for a total purchase price of approximately $971 million. The purchase period is 90 days after the date of notice and expires August 28, 2002. This period can be extended for 30 days after any necessary regulatory approvals, but cannot exceed 180 days after the date of the sale notice. The Company is currently considering its options related to the notice.

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

On June 29, 2001, the Company filed Motions for Summary Judgment. On September 26, 2001, the Court entered an order that, among other things, denied the Motions for Summary Judgment by the Company on Southern Union’s claim for tortious interference with Southern Union’s prospective relationship with Southwest. However, the Court’s ruling limited any recovery by Southern Union to out-of-pocket damages and punitive damages. On June 10, 2002, the Company filed a motion for summary judgment against Southern Union as to Southern Union’s sole remaining claim for tortious interference with a prospective relationship, and also moved for summary judgment on Southern Union’s claim for punitive damages. Eugene Dubay and John A. Gaberino, Jr., each an officer of the Company, joined in that motion. Trial is currently scheduled to begin October 15, 2002. Based on discovery at this point, the Company believes that Southern Union’s out-of-pocket damages potentially recoverable at trial, exclusive of punitive damages, legal fees and expenses, are less than $1.0 million.

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

Except as set forth above, the Company is unable to estimate the possible loss, if any, associated with these matters. If substantial damages were ultimately awarded, this could have a material adverse effect on the Company’s results of operations, cash flows and financial position. The Company is defending itself vigorously against all claims asserted by Southern Union and all other matters relating to the now terminated proposed acquisition of Southwest.

Environmental—The Company has 12 manufactured gas sites in Kansas, which were acquired in 1997, that may contain potentially harmful materials classified as hazardous. Hazardous materials are subject to control or remediation under various state and federal environmental laws and regulations. A consent agreement with the Kansas Department of Health and Environment (KDHE) presently governs all future work at these sites. The terms of the consent agreement allow the Company to investigate and set remediation priorities for these sites based upon the results of the investigations and risk analysis. The prioritized sites will be investigated over a period of time as negotiated with the KDHE. Through June 30, 2002, the costs of the investigation and risk analysis related to these manufactured gas sites have been immaterial.

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

In January 2001, the Company’s Yaggy gas storage facility, located in Hutchison, Kansas, was idled following a series of natural gas explosions and eruptions of natural gas geysers. In July 2002, the KDHE issued an administrative order that assesses a $180,000 civil penalty against the Company, based on alleged violations of several KDHE regulations. The Company is currently assessing if it will appeal this order. The Company believes there are no long-term environmental effects from the Yaggy storage facility.

Other—The OCC staff filed an application on February 1, 2001 to review the gas procurement practices of ONG in acquiring its gas supply for the 2000/2001 heating season and to determine if these practices were consistent with least cost procurement practices and whether the Company’s procurement decisions resulted in fair, just and reasonable costs being borne by ONG customers. In a hearing on October 31, 2001, the OCC issued an oral ruling that ONG not be allowed to recover the balance in the Company’s unrecovered purchased gas cost (UPGC) account related to the unrecovered gas costs from the 2000/2001 winter. This was effective with the first billing cycle for the month following the issuance of a final order. A final order, issued on November 20, 2001, halted the recovery process effective December 1, 2001. On December 12, 2001, the OCC approved a request to stay the order and allowed ONG to begin collecting unrecovered gas costs, subject to refund should the Company ultimately lose the case. In the fourth quarter of 2001, the Company took a charge of $34.6 million as a result of this order. In May 2002, the Company, along with the staff of the Public Utility Division and the Consumer Services Division of the OCC, the Oklahoma Attorney General, and other stipulating parties, entered into a joint settlement agreement resolving this gas cost issue and ongoing litigation related to a contract with Dynamic Energy Resources, Inc.

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

The Company is a party to other litigation matters and claims, which are normal in the course of its operations, and while the results of litigation and claims cannot be predicted with certainty, management believes the final outcome of such matters will not have a materially adverse effect on the Company’s consolidated results of operations, financial position, or liquidity.

F.    Segments

Management has divided the Company’s operations into the following six reportable segments based on similarities in economic characteristics, products and services, types of customers, methods of distribution and regulatory environment: (1) the Marketing and Trading segment markets natural gas to wholesale and retail customers and markets electricity to wholesale customers; (2) the Gathering and Processing segment gathers and processes natural gas and fractionates, stores and markets natural gas liquids; (3) the Transportation and Storage segment transports and stores natural gas for others and buys and sells natural gas; (4) the Distribution segment distributes natural gas to residential, commercial and industrial customers, leases pipeline capacity to others and provides transportation services for end-use customers; (5) the Production segment develops and produces natural gas and oil; and (6) the Other segment primarily operates and leases the Company’s headquarters building and a related parking facility.

During the first quarter of 2002, the Power segment was combined with the Marketing and Trading segment, eliminating the Power segment. This presentation reflects the Company’s strategy of trading around the Company’s recently completed electric generating power plant. The prior period has been restated to reflect this combination.

The accounting policies of the segments are substantially the same as those described in the Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Intersegment sales are recorded on the same basis as sales to unaffiliated customers. Corporate overhead costs relating to a reportable segment are allocated for the purpose of calculating operating income. The Company’s equity method investments do not represent operating segments of the Company. The Company has no single external customer from which it receives ten percent or more of its consolidated revenues.

The following tables set forth certain selected financial information for the Company’s six operating segments for the periods indicated.

Three Months Ended June 30, 2002	Marketing and Trading	Gathering and Processing	Transportation and Storage	Distribution	Production	Other and Eliminations	Total

	(Thousands of Dollars)
Sales to unaffiliated customers	$729,924	$189,051	$18,986	$211,663	$20,587	$1,233	$1,171,444
Intersegment sales	69,565	79,054	23,600	1,100	3,804	(177,123)	$—

Total Revenues	$799,489	$268,105	$42,586	$212,763	$24,391	$(175,890)	$1,171,444

Net revenues	$67,177	$44,559	$27,214	$91,444	$24,391	$134	$254,919
Operating costs	$8,076	$35,940	$16,556	$54,745	$7,809	$2,500	$125,626
Depreciation, depletion and amortization	$1,465	$8,591	$5,471	$19,575	$9,483	$391	$44,976
Operating income	$57,636	$28	$5,187	$17,124	$7,099	$(2,757)	$84,317
Income from equity investments	$—	$—	$24	$—	$—	$438	$462
Capital expenditures	$1,442	$14,007	$9,741	$32,403	$11,349	$4,080	$73,022

Three Months Ended June 30, 2001	Marketing and Trading	Gathering and Processing	Transportation and Storage	Distribution	Production	Other and Eliminations	Total

	(Thousands of Dollars)
Sales to unaffiliated customers	$909,114	$218,033	$22,173	$225,051	$27,842	$186	$1,402,399
Intersegment sales	105,810	135,634	25,706	772	7,182	(275,104)	$—

Total Revenues	$1,014,924	$353,667	$47,879	$225,823	$35,024	$(274,918)	$1,402,399

Net revenues	$39,333	$43,080	$32,698	$72,290	$35,024	$(1,470)	$220,955
Operating costs	$2,383	$29,219	$12,348	$61,629	$7,149	$(1,571)	$111,157
Depreciation, depletion and amortization	$142	$6,995	$4,751	$17,159	$8,159	$650	$37,856
Operating income	$36,808	$6,866	$15,599	$(6,498)	$19,716	$(549)	$71,942
Income (loss) from equity investments	$—	$—	$849	$—	$39	$(86)	$802
Capital expenditures	$11,975	$9,562	$7,308	$30,216	$14,959	$8,957	$82,977

Six Months Ended June 30, 2002	Marketing and Trading	Gathering and Processing	Transportation and Storage	Distribution	Production	Other and Eliminations	Total

	(Thousands of Dollars)
Sales to unaffiliated customers	$1,503,488	$346,093	$38,115	$709,648	$37,425	$2,333	$2,637,102
Intersegment sales	208,485	137,607	53,674	2,244	6,623	(408,633)	$—

Total Revenues	$1,711,973	$483,700	$91,789	$711,892	$44,048	$(406,300)	$2,637,102

Net revenues	$139,086	$85,882	$63,946	$229,439	$44,048	$90	$562,491
Operating costs	$16,241	$68,010	$31,221	$117,630	$15,104	$1,808	$250,014
Depreciation, depletion and amortization	$2,648	$16,561	$10,045	$36,524	$18,657	$777	$85,212
Operating income	$120,197	$1,311	$22,680	$75,285	$10,287	$(2,495)	$227,265
Income (loss) from equity investments	$—	$—	$462	$—	$—	$(1,015)	$(553)
Total assets	$1,511,871	$1,231,211	$818,742	$1,719,809	$327,957	$96,541	$5,706,131
Capital expenditures	$1,580	$24,815	$24,500	$53,524	$22,971	$6,482	$133,872

Six Months Ended June 30, 2001	Marketing and Trading	Gathering and Processing	Transportation and Storage	Distribution	Production	Other and Eliminations	Total

	(Thousands of Dollars)
Sales to unaffiliated customers	$2,777,234	$491,720	$57,013	$986,226	$44,681	$2,449	$4,359,323
Intersegment sales	525,848	338,539	44,069	1,505	19,629	(929,590)	$—

Total Revenues	$3,303,082	$830,259	$101,082	$987,731	$64,310	$(927,141)	$4,359,323

Net revenues	$68,614	$92,305	$70,259	$213,062	$64,310	$3,266	$511,816
Operating costs	$6,805	$58,396	$25,237	$119,694	$14,954	$(3,069)	$222,017
Depreciation, depletion and amortization	$298	$13,806	$9,501	$34,136	$15,744	$1,326	$74,811
Operating income	$61,511	$20,103	$35,521	$59,232	$33,612	$5,009	$214,988
Cumulative effect of a change in accounting principle, net of tax	$—	$—	$—	$—	$(2,151)	$—	$(2,151)
Income from equity investments	$—	$—	$1,508	$—	$(141)	$4,842	$6,209
Total assets	$1,987,556	$1,247,510	$643,849	$1,844,662	$319,293	$(107,173)	$5,935,697
Capital expenditures	$40,358	$16,713	$18,122	$57,394	$26,220	$15,183	$173,990

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

In 2000, the Company entered into derivative instruments related to the production of natural gas, most of which expired by the end of 2001. These derivative instruments were designed to hedge the Company’s Production segment’s exposure to changes in the price of natural gas. Changes in the fair value of the derivative instruments were reflected initially in other comprehensive income (loss) and subsequently realized in earnings when the forecasted transaction affected earnings. At the adoption of Statement 133, the Company recorded a cumulative effect charge of $2.2 million, net of tax, in the income statement and $28 million, net of tax, in accumulated other comprehensive loss to recognize at fair value the ineffective and effective portions, respectively, of the losses on all derivative instruments that were designated as cash flow hedging instruments, which primarily consisted of no cost option collars and swaps on natural gas production.

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

The Company is subject to the risk of fluctuation in interest rates in the normal course of business. The Company manages interest rate risk through the use of fixed rate debt, floating rate debt and, at times, interest rate swaps. In July 2001, the Company entered into interest rate swaps on a total of $400 million in fixed rate long-term debt. The interest rate under these swaps resets periodically based on the three-month London InterBank Offered Rate (LIBOR) or the six-month LIBOR rate at the reset date. In October 2001, the Company entered into an agreement to lock in the interest rates for each reset period under the swap agreements through the first quarter of 2003. In December 2001, the Company entered into interest rate swaps on a total of $200 million in fixed rate long-term debt. These swaps were designated as fair value hedges. Price risk management assets include $30.7 million to recognize the fair value of the Company’s derivatives that are designated as fair value hedging instruments in June 2002. Long-term debt includes approximately $29.3 million to recognize the change in fair value of the related hedged liability. The Company also increased interest expense by $0.8 million for the three months ended June 30, 2002 to recognize the ineffectiveness caused by locking the LIBOR rates into future periods.

I.    Comprehensive Income

The tables below give an overview of comprehensive income for the three and six months ended June 30, 2002 and 2001. Other comprehensive income for the three and six months ended June 30, 2002 includes unrealized gains on derivative instruments, unrealized holding gains arising during the period relating to the investment in Magnum Hunter Resources (MHR) and realized gains on derivative instruments and the sale of the Company’s common stock ownership in MHR.

In March 2002, the Company began accounting for its investment in MHR as an available-for-sale security and, accordingly, marked the investment to fair value through other comprehensive income. This is a result of MHR’s merger with Prize Energy Corp. (Prize), which reduced the Company’s direct ownership in MHR to approximately 11 percent and reduced the number of MHR board of director positions held by the Company from two to one. In April and June 2002, the Company sold its common stock ownership in MHR.

Other comprehensive income for the three and six months ended June 30, 2001 includes the cumulative effect of a change in accounting principle due to the adoption of Statement 133 and unrealized gains and realized losses on derivative instruments.

	Three Months Ended June 30, 2002		Six Months Ended June 30, 2002

	(Thousands of Dollars)
Net Income		$35,383		$107,981
Other comprehensive income (loss):
Unrealized gains on derivative instruments	$2,586		$1,786
Unrealized holding gains (losses) arising during the period	(115)		13,927
Realized gains in net income	(13,227)		(13,961)

Other comprehensive income before taxes	(10,756)		1,752
Income tax benefit (expense) on other comprehensive income (loss)	3,858		(719)

Other comprehensive income (loss)		$(6,898)		$1,033

Comprehensive income		$28,485		$109,014

	Three Months Ended June 30, 2001		Six Months Ended June 30, 2001

	(Thousands of Dollars)
Net Income		$23,608		$88,467
Other comprehensive income:
Cumulative effect of a change in accounting principle	$—		$(45,556)
Unrealized gains on derivative instruments	10,300		22,726
Realized losses in net income	5,179		26,015

Other comprehensive income before taxes	15,479		3,185
Income tax benefit on other comprehensive income	(5,987)		(1,231)

Other comprehensive income		$9,492		$1,954

Comprehensive income		$33,100		$90,421

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

	Six Months Ended June 30,
	2002	2001

	(Thousands of Dollars)
Reported net income	$107,981	$88,467
Add back goodwill amortization, net of tax	—	1,348

Pro forma adjusted net income	$107,981	$89,815

Basic net income per share:
Reported net income	$0.90	$0.74
Goodwill amortization, net of tax	—	0.01

Pro forma adjusted basic net income per share	$0.90	$0.75

Diluted net income per share:
Reported net income	$0.89	$0.74
Goodwill amortization, net of tax	—	0.01

Pro forma adjusted diluted net income per share	$0.89	$0.75

The changes in the carrying amount of goodwill for the six months ended June 30, 2002 and 2001 are as follows:

	Balance December 31, 2001	Additions	Amortization	Balance June 30, 2002

	(Thousands of Dollars)
Marketing and Trading	$5,616	$—	$—	$5,616
Gathering and Processing	34,343	—	—	34,343
Transportation and Storage	37,842	—	—	37,842
Distribution	35,709	—	—	35,709
Production	358	—	—	358

Total consolidated	$113,868	$—	$—	$113,868

	Balance December 31, 2000	Additions	Amortization	Balance June 30, 2001

	(Thousands of Dollars)
Marketing and Trading	$5,123	$—	$(107)	$5,016
Gathering and Processing	17,887	20,482	(303)	38,066
Transportation and Storage	33,328	5,394	(439)	38,283
Distribution	36,703	—	(497)	36,206
Production	368	—	(5)	363

Total consolidated	$93,409	$25,876	$(1,351)	$117,934

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

On August 9, 2002, the Company settled with Southwest all claims asserted against each other related to the Company’s terminated acquisition of Southwest. The claims were settled for a payment of $3.0 million to be paid by the Company to Southwest. This charge has been included in the consolidated financial statements at June 30, 2002. See Note E.

L.    Restatement of Consolidated Statement of Cash Flows

The consolidated statement of cash flows for the six-month period ended June 30, 2002 has been restated to correct a mathematical error related to the treatment of bank overdrafts. The balance of bank overdrafts at June 30, 2002, and December 31, 2001, was $20.2 million and $48.9 million, respectively, which are included in accounts payable in the accompanying consolidated balance sheets. A decrease in the bank overdraft was inadvertently treated as an increase of cash. The following is a summary of the impact of the changes:

Six Months Ended June 30, 2002

(Thousands of Dollars)
Accounts payable and accrued liabilities:
As previously reported	$18,062
As restated	$75,576

Cash Provided By Operating Activities:
As previously reported	$585,778
As restated	$643,292

Change in bank overdraft:
As previously reported	$28,757
As restated	$(28,757)

Cash Used In Financing Activities:
As previously reported	$(493,598)
As restated	$(551,112)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward Looking Statements

Some of the statements contained and incorporated in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements relate to the anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of pending litigation and regulatory proceedings, market conditions and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements in various circumstances. The following discussion is intended to identify important factors that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

Forward-looking statements include the items identified in the preceding paragraph, the information concerning possible or assumed future results of operations and other statements contained or incorporated in this report identified by words such as “anticipate,” “estimate,” “expect,” “intend,” “believe,” “projection” or “goal.”

You should not place undue reliance on forward-looking statements. They are based on known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Those factors may affect our operations, markets, products, services and prices. In addition to any assumptions and other factors referred to specifically in connection with forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:

•	the effects of weather and other natural phenomena on sales and prices;
•	competition from other energy suppliers as well as alternative forms of energy;
•	the capital intensive nature of our business;
•	further deregulation, or “unbundling” of the natural gas business;
•	competitive changes in the natural gas gathering, transportation and storage business resulting from deregulation, or “unbundling,” of the natural gas business;
•	the profitability of assets or businesses acquired by us;
•	risks of marketing, trading, and hedging activities as a result of changes in energy prices, creditworthiness of counterparties and government regulation;
•	economic climate and growth in the geographic areas in which we do business;
•	the uncertainty of gas and oil reserve estimates;
•	the timing and extent of changes in commodity prices for natural gas, natural gas liquids, electricity, and crude oil;
•	the effects of changes in governmental policies and regulatory actions, including income taxes, environmental compliance, and authorized rates;
•	the results of litigation related to our now terminated proposed acquisition of Southwest Gas Corporation (Southwest);
•	the results of administrative proceedings and litigation involving the Oklahoma Corporation Commission (OCC) and Kansas Corporation Commission (KCC);
•	our ability to access capital at competitive rates;

•	the effect (including the effect on our liquidity and capital resources) of a decision to purchase or not to purchase our shares of common and preferred stock held by Westar Energy, Inc.; and
•	the other factors listed in the reports we have filed and may file from time to time with the Securities and Exchange Commission.

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

On March 15, 2002, Magnum Hunter Resources (MHR) merged with Prize Energy Corp. (Prize) reducing our direct ownership to approximately 11 percent and reducing the number of positions held by us on the MHR board of directors from two to one. We began accounting for our investment in MHR as an available-for-sale security and, accordingly, marked the investment to fair value through other comprehensive income at March 31, 2002. During the second quarter of 2002, we sold the majority of our investment in MHR for a pre-tax gain of approximately $7.6 million, which is included in other income, net for the three and six months ended June 30, 2002. We retained approximately 1.5 million stock warrants. We also relinquished our remaining seat on MHR’s board of directors. The MHR investment and related equity income and loss are reported in the Other segment.

The following table sets forth certain selected financial information for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Results	2002	2001	2002	2001

	(Thousands of Dollars)
Operating revenues	$1,171,444	$1,402,399	$2,637,102	$4,359,323
Cost of gas	916,525	1,181,444	2,074,611	3,847,507

Net revenues	254,919	220,955	562,491	511,816
Operating costs	125,626	111,157	250,014	222,017
Depreciation, depletion, and amortization	44,976	37,856	85,212	74,811

Operating income	$84,317	$71,942	$227,265	$214,988

Other income, net	$5,131	$566	$4,411	$3,865

Cumulative effect of a change in accounting principle	$—	$—	$—	$(3,508)
Income tax	—	—	—	1,357

Cumulative effect of a change in accounting principle, net of tax	$—	$—	$—	$(2,151)

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

Increased employee costs were part of the increase in operating costs for the three and six months ended June 30, 2002 compared to the same periods in 2001. Other changes in operating costs are discussed in the applicable segment’s section.

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

Marketing and Trading

Our Marketing and Trading segment purchases, stores, markets and trades natural gas to both wholesale and retail customers in 28 states. We have strong mid-continent region storage positions and transport capacity of approximately one Bcf/d (Bcf per day) that allows us to trade storage capacity and transportation from the California border, throughout the Rockies, to the Chicago city gate. With total storage capacity of 80 Bcf, withdrawal capability of 2.3 Bcf/d and injection capability of 1.3 Bcf/d, we have direct access to all regions of the country and flexibility to capture volatility in the energy markets. We have constructed a peak electric power generating plant that began operations in mid-2001. This 300-megawatt plant is located adjacent to one of our natural gas storage facilities and is configured to supply electric power during peak demand periods. This plant allows us to capture the “spark spread premium”, which is the value added by converting natural gas to electricity, during peak demand periods. We continue to enhance our strategy of focusing on higher margin business (as opposed to volume) which includes providing reliable service during peak demand periods through the use of storage.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Results	2002	2001	2002	2001

	(Thousands of Dollars)
Energy sales	$799,295	$1,014,411	$1,711,567	$3,301,824
Cost of sales	732,312	975,591	1,572,887	3,234,468

Gross margin on sales	66,983	38,820	138,680	67,356
Other revenues	194	513	406	1,258

Net revenues	67,177	39,333	139,086	68,614
Operating costs	8,076	2,383	16,241	6,805
Depreciation, depletion, and amortization	1,465	142	2,648	298

Operating income	$57,636	$36,808	$120,197	$61,511

Other expense, net	$(2,352)	$—	$(2,211)	$—

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Information	2002	2001	2002	2001

Natural gas volumes (MMcf)	214,832	200,999	470,621	498,352
Natural gas gross margin ($/ Mcf)	$0.20	$0.19	$0.17	$0.13
Power volumes (MMwh)	336	73	652	73
Power gross margin ($/Mwh)	$2.74	$12.30	$1.38	$12.30
Capital expenditures (Thousands)	$1,442	$11,975	$1,580	$40,358

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

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Results	2002	2001	2002	2001

	(Thousands of Dollars)
Natural gas liquids and condensate sales	$149,156	$157,300	$280,505	$342,687
Gas sales	93,418	174,855	156,621	439,591
Gathering, compression, dehydration and processing fees and other revenues	25,531	21,512	46,574	47,981
Cost of sales	223,546	310,587	397,818	737,954

Net revenues	44,559	43,080	85,882	92,305
Operating costs	35,940	29,219	68,010	58,396
Depreciation, depletion, and amortization	8,591	6,995	16,561	13,806

Operating income	$28	$6,866	$1,311	$20,103

Other expense, net	$(198)	$—	(237)	—

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Information	2002	2001	2002	2001

Total gas gathered (MMMBtu/d)	1,227	1,347	1,220	1,283
Total gas processed (MMMBtu/d)	1,464	1,432	1,411	1,322
Natural gas liquids sales (MBbls/d)	90	71	89	70
Natural gas liquids produced (MBbls/d)	75	71	70	66
Gas sales (MMMBtu/d)	337	365	341	380
Capital expenditures (Thousands)	$14,007	$9,562	$24,815	$16,713

The decrease in natural gas liquids (NGL) and condensate sales revenues for the three months ended June 30, 2002, compared to the same period in 2001 is primarily due to a decrease in composite NGL prices and crude oil prices. The Conway OPIS composite NGL price decreased from $0.521 per gallon for the three months ended June 30, 2001 to $0.393 per gallon for the same period in 2002. These decreases are partially offset by the additional revenues generated from the NGL pipeline facilities leased at the end of 2001 that increased our access to different NGL markets and increased our NGL sales volumes in 2002 compared to 2001. In addition, NGL volumes produced and sold increased, and conversely gas volumes sold decreased, because of additional gas processed and customer elections regarding their options for processing NGL’s at our Bushton facility.

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

The decrease in net revenues for the six months ended June 30, 2002 compared to the same period in 2001 is primarily due the decline in NGL and natural gas prices, the relative value of NGL’s compared to natural gas and the change in plant operations as a result of market conditions. We also experienced lower net revenues as a result of lower of cost or market adjustments associated with NGL inventories and losses associated with Enron’s non-performance on a gas sale contract. Net revenues were also negatively impacted by the ice storm that caused plant outages across much of Oklahoma in the first quarter of 2002.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Results	2002	2001	2002	2001

	(Thousands of Dollars)
Transportation and gathering revenues	$27,645	$28,591	$53,796	$64,757
Storage revenues	9,511	11,384	17,058	21,338
Gas sales and other	5,430	7,904	20,935	14,987
Cost of fuel and gas	15,372	15,181	27,843	30,823

Net revenues	27,214	32,698	63,946	70,259
Operating costs	16,556	12,348	31,221	25,237
Depreciation, depletion, and amortization	5,471	4,751	10,045	9,501

Operating income	$5,187	$15,599	$22,680	$35,521

Other income, net	$188	$849	$1,397	$8

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Information	2002	2001	2002	2001

Volumes transported (MMcf)	129,036	126,940	288,679	286,785
Capital expenditures (Thousands)	$9,741	$7,308	$24,500	$18,122

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

A Joint Stipulation approved by the OCC on May 16, 2002, settled a number of outstanding cases pending before the OCC. The major cases settled were the Commission’s inquiry into our gas cost procurement practices during the winter of 2000/2001; an application seeking relief from improper and excessive purchased gas costs; and enforcement action against us, our subsidiaries and affiliated companies of ONG. In addition, all of the open inquiries related to the annual audits of ONG’s fuel adjustment clause for 1996 to 2000 were closed as a result of this Stipulation.

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

The following table sets forth certain selected financial information relating to our Distribution segment for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Results	2002	2001	2002	2001

	(Thousands of Dollars)
Gas sales	$194,492	$210,867	$669,129	$948,583
Cost of gas	121,319	153,533	482,453	774,669

Gross margin	73,173	57,334	186,676	173,914
PCL and ECT Revenues	12,446	10,652	30,250	28,782
Other revenues	5,825	4,304	12,513	10,366

Net revenues	91,444	72,290	229,439	213,062
Operating costs	54,745	61,629	117,630	119,694
Depreciation, depletion, and amortization	19,575	17,159	36,524	34,136

Operating income (loss)	$17,124	$(6,498)	$75,285	$59,232

Other expense, net	$(585)	$—	$(921)	$—

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

Operating costs were down for the three and six months ended June 30, 2002 compared to the same periods in 2001 due primarily to reduced bad debt expense. Bad debt expense decreased $8.5 million and $11.0 million for the three and six months, respectively. The reduced bad debt expense was partially offset by increased employee costs. Unprecedented levels of high gas prices in the first quarter of 2001 resulted in increased bad debt expense during the three and six months ended June 30, 2001.

The following tables set forth certain operating information relating to our Distribution segment for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Margin per Mcf	2002	2001	2002	2001

Oklahoma
Residential	$4.43	$4.87	$2.43	$2.51
Commercial	$2.95	$2.76	$2.29	$2.05
Industrial	$2.57	$1.89	$1.64	$1.22
Pipeline capacity leases	$0.30	$0.30	$0.29	$0.30
Kansas
Residential	$4.45	$5.07	$2.13	$2.06
Commercial	$2.80	$3.28	$1.70	$1.60
Industrial	$1.10	$1.53	$1.32	$1.44
Wholesale	$0.14	$0.08	$0.12	$0.13
End-use customer transportation	$0.49	$0.51	$0.61	$0.65

	Three Months Ended June 30,		Six Months Ended June 30,
Volumes (MMcf)	2002	2001	2002	2001

Gas sales
Residential	12,311	10,658	63,224	64,430
Commercial	4,474	4,388	21,707	25,257
Industrial	335	518	1,812	2,469
Wholesale	9,047	6,440	14,516	7,758

Total volumes sold	26,167	22,004	101,259	99,914
PCL and ECT	34,047	29,344	76,654	68,775

Total volumes delivered	60,214	51,348	177,913	168,689

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

Kansas wholesale sales, also known as “as available” gas sales, represent gas volumes available under contracts that exceed the needs of our residential and commercial customer base and are available for sale to other parties. The increase in wholesale sales margins for the three months ended June 30, 2002, primarily relates to higher gas prices. Wholesale sales volumes increased during the three and six months ended June 30, 2002, compared to the same periods of 2001 as fewer volumes were required to meet the needs of the residential, commercial, and industrial customers due to warmer weather, thus allowing more gas sales to wholesale customers. End-use customer transportation (ECT) margins decreased for the three and six months ended June 30, 2002 compared to the same periods in 2001 due to an increase in volumes sold to lower margin large industrial customers not using fuel oil in 2002 and additional volumes sold to irrigation customers.

The following table sets forth certain selected operating information relating to our Distribution segment for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Information	2002	2001	2002	2001

Average number of customers	1,440,844	1,468,896	1,445,677	1,473,315
Customers per employee	620	605	598	594
Capital expenditures (Thousands)	$32,403	$30,216	$53,524	$57,394

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

The following tables set forth certain financial and operating information relating to our Production segment for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Results	2002	2001	2002	2001

	(Thousands of Dollars)
Natural gas sales	$20,340	$32,188	$37,735	$58,741
Oil sales	3,111	2,787	5,256	5,440
Other revenues	940	49	1,057	129

Net revenues	24,391	35,024	44,048	64,310
Operating costs	7,809	7,149	15,104	14,954
Depreciation, depletion, and amortization	9,483	8,159	18,657	15,744

Operating income	$7,099	$19,716	$10,287	$33,612

Other income (expense), net	$(130)	$776	$(88)	$1,178

Cumulative effect of change in accounting principle, before tax	$—	$—	$—	$(3,508)

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Information	2002	2001	2002	2001

Proved reserves
Gas (MMcf)	—	—	238,528	250,403
Oil (MBbls)	—	—	4,724	4,299
Production
Gas (MMcf)	6,206	6,528	12,565	12,650
Oil (MBbls)	114	106	236	201
Average realized price (a)
Gas (Mcf)	$3.28	$4.93	$3.00	$4.64
Oil (Bbls)	$27.29	$26.29	$22.27	$27.06
Capital expenditures (Thousands)	$11,349	$14,959	$22,971	$26,220

(a)	Average realized price reflects the impact of hedging activities.

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

Our credit rating is currently A2 under review for possible downgrade by Moody’s and A by Standard and Poors. Our credit rating may be affected by a material change in our financial ratios or a material adverse event affecting our business. The most common criteria for assessment of our credit rating are the debt to capital ratio, pre-tax and after-tax interest coverage and liquidity. If our credit rating were downgraded, the interest rates on our commercial paper would increase resulting in an increase in our cost to borrow funds. In the event that we are unable to borrow funds under our commercial paper program and there has not been a material adverse change in our business, we have access to an $850 million revolving credit facility. In June 2002, we entered into a 90-day extension of the revolving credit facility, which expires September 30, 2002 and which we expect to renew on or prior to the present maturity date. In addition, downgrades in our credit rating could impact our Marketing and Trading segment’s ability to do business by requiring the Company to post margins with the few counterparties with which we have a Credit Support Annex within our International Swaps and Derivatives Association Agreement. For further discussion of rating triggers, see the Liquidity and Capital Resources section of our Annual Report on Form 10-K for the year ended December 31, 2001.

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

Westar Energy Sale Notice.    Westar Energy, Inc. (formerly known as Western Resources, Inc.) and its affiliates beneficially own approximately 42.5% of our outstanding common stock after giving effect to the conversion of the outstanding shares of our Series A convertible preferred stock held by an affiliate of Westar. On May 30, 2002, pursuant to our shareholder agreement with Westar, Westar notified us that it intends to dispose of all of the shares of our stock that it beneficially owns, which include 4,714,434 shares of our common stock and 19,946,448 shares of our Series A convertible preferred stock that are convertible into 39,892,896 shares of our common stock at Westar’s option, subject to certain conditions. Under the shareholder agreement, we have a period of 90 days after the date that Westar notified us of its intention to dispose of our shares and 30 days from the date of receipt of all necessary regulatory approvals, but in no event more than 180 days from the date of the sale notice, within which to effect the purchase of all, but not less than all, of the shares specified in the notice at a price of $21.77 per share, for a total purchase price of approximately $971.1 million. Assuming that all regulatory approvals have been received, we believe that our right to repurchase the shares expires on August 28, 2002. If we do not elect to purchase the shares specified in Westar’s notice to us or agree to provide Westar with price protection in accordance with the shareholder agreement, Westar would have 16 months from May 30, 2002 to dispose of those shares in accordance with the terms and conditions of the shareholder agreement.

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

Oklahoma Corporation Commission.    The OCC staff filed an application on February 1, 2001 to review the gas procurement practices of our ONG division in acquiring its gas supply for the 2000/2001 heating season to determine if these procurement practices were consistent with least cost procurement practices and whether ONG’s decisions resulted in fair, just and reasonable costs to its customers. On November 20, 2001, the OCC entered an order stating that ONG not be allowed to recover the balance in ONG’s unrecovered purchased gas cost (UPGC) account related to the unrecovered gas costs from the 2000/2001 winter effective with the first billing cycle for the month following the issuance of a final order. This order halted ONG’s recovery process effective December 1, 2001. On December 12, 2001, the OCC approved a request to stay the order and allowed ONG to begin collecting unrecovered gas costs, subject to refund should ONG ultimately lose the case. In the fourth quarter of 2001, we took a charge of $34.6 million as a result of this OCC order. In April 2002, we, along with the staff of the Public Utility Division and the Consumer Services Division of the OCC, the Oklahoma Attorney General, and other stipulating parties filed a joint agreement proposing settlement of this and other issues. A hearing with the OCC was held in May 2002 and an order approving the settlement was issued at that time. As a result, we recorded a $14.2 million recovery in the second quarter of 2002 and have the potential of an additional $8.0 recovery before December 2005 depending upon the potential value that could be generated by gas storage savings.

Cash Flow Analysis

Operating Cash Flows.    Operating cash flows for the six months ended June 30, 2002, were $643.3 million compared to $254.3 million for the same period one year ago. The changes in operating cash flows primarily reflect changes in working capital accounts, mark-to-market income, deferred income taxes and price risk management assets and liabilities. Operating cash flows were positively impacted in the six months ended June 30, 2002 due to the collection of accounts receivable and reduced deposits. Receivables decreased for the six-month period due to the decrease in energy prices and receivables are typically higher during the heating season resulting in increased cash receipts in the first six months of the year. A reduction in restricted deposits for the Marketing and Trading segment is due to increased purchases of option contracts during the six months ended June 30, 2002. The decrease in inventories during the six months ended June 30, 2002 is partially due to the decrease in natural gas prices for the six-month period.

In addition, inventories are typically higher at December 31 and are used throughout the remainder of the winter. The change in inventories excludes the change in the Marketing and Trading segment’s gas in storage, which is included in price risk management assets. The change in unrecovered purchased gas costs is due to the recovery of outstanding receivables from the 2000/2001 winter.

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (Statement 145). Statement 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (Statement 4), and an amendment to that Statement, FASB Statement No. 64 “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements” (Statement 64). Statement 145 also rescinds FASB Statement No. 13, “Accounting for Leases” (Statement 13) to eliminate the inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Statement 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of Statement 145 related to the rescission of Statement 4 are effective for fiscal years beginning after May 15, 2002. If our tender offer to purchase our 8.44% Senior Notes due 2004 and 8.32% Senior Notes due 2007 is successful, we will record a charge in the third quarter of 2002 in accordance with Statement 145 related to the extinguishment of this debt. See Note K of the Notes to the Consolidated Financial Statements. The provisions of Statement 145 related to Statement 13 are effective prospectively for transactions occurring after May 15, 2002. All other provisions of Statement 145 are effective prospectively for financial statements issued on or after May 15, 2002.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Restructuring Costs” (Statement 146). Under Statement 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. Statement 146 also provides guidance on accounting for specified employee and contract terminations that are part of restructuring activities. Statement 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002.

In July 2002, the Emerging Issues Task Force (EITF) issued EITF Issues No. 02-3, “Recognition and Reporting Gains and Losses on Energy Trading Contracts under EITF Issues No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities,” and No. 00-17, “Measuring the Fair Value of Energy-Related Contracts in Applying Issue No. 98-10” (EITF 02-3). EITF 02-3 provides that all mark-to-market gains and losses on energy trading contracts should be shown net in the income statement whether or not settled physically. An entity should disclose the gross transaction volumes for those energy trading contracts that are physically settled. These provisions of EITF 02-3 are effective for interim and annual financial statements issued for periods ending after July 15, 2002. Our adoption of this provision will have a material impact on the presentation of our operating revenues and cost of gas as a result of presenting our energy trading activities net in the income statement. This income statement presentation change will not affect net income. In addition, under EITF 02-3 entities involved in energy trading activities are required to disclose all of the following: (1) the applicability of EITF 98-10; (2) the types of contracts that are accounted for as energy trading contracts; (3) the fair values of its energy trading contracts, aggregated by source or method of estimating fair value and by maturity dates of contracts; (4) a description of the methods and significant assumptions used to estimate fair value of its various classes of energy trading contracts; (5) a reconciliation of the beginning and ending carrying values for similarly aggregated trading contracts; and (6) the sensitivity of its estimates to changes in the near term. These disclosure provisions of EITF 02-3 are effective for financial statements issued for fiscal years ending after July 15, 2002. Also, EITF 02-3 discusses whether recognition of unrealized gains and losses at inception of energy trading contracts is appropriate in the absence of quoted market prices or current market transactions for contracts with similar terms. The EITF has not reached a consensus on this issue. Resolutions of this issue may have a material impact on the application of mark-to-market accounting for energy trading contracts.

Other

Southwest Gas Corporation. Information related to the termination of our proposed acquisition of Southwest Gas Corporation is presented in Note E in the Notes to the Consolidated Financial Statements and Part II, Item 1 of this Form 10-Q.

Item 4.    Controls and Procedures

Within the 90 days prior to the filing date of this Amendment No. 1 to the Quarterly Report on Form 10-Q, we carried out an evaluation, under supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed by us in our periodic reports to the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls subsequent to the date of their evaluation.

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