Form 10-K
period 2002-12-31
ONEOK INC /NEW/
filed 2003-03-10
CIK 1039684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 001-13643

ONEOK, Inc.

(Exact name of registrant as specified in its charter)

Oklahoma	73-1520922
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 West Fifth Street, Tulsa, OK	74103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (918) 588-7000

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value of $0.01	New York Stock Exchange
8.5% Equity Units	New York Stock Exchange
(Title of Each Class)	(Name of Each Exchange on which Registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒  No  ☐.

Aggregate market value of registrant’s common stock held by non-affiliates based on the closing trade price on March 1, 2003, was $1,285.5 million

On March 1, 2003, the Company had 74,608,031 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Part of Form 10-K
Portions of the definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 15, 2003.	Part III

ONEOK, Inc.

2002 ANNUAL REPORT ON FORM 10-K

As used in this Annual Report on Form 10-K, the terms “we”, “our” or “us” mean ONEOK, Inc., an Oklahoma corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

PART I.

ITEM 1. BUSINESS

General

ONEOK, Inc., an Oklahoma corporation, was organized on May 16, 1997. On November 26, 1997, we acquired the natural gas business of Westar Energy Corp. (formerly Western Resources, Inc.) and merged with ONEOK Inc., a Delaware corporation organized in 1933. We are the successor to a company founded in 1906 as Oklahoma Natural Gas Company.

ONEOK is a diversified energy company. We purchase, gather, process, transport, store, and distribute natural gas. We drill for and produce oil and natural gas, extract, sell and market natural gas liquids, and are engaged in the natural gas, crude oil and natural gas liquids marketing and trading business. We also own and operate an electric generating plant and engage in wholesale marketing of electricity. Our energy marketing and trading operations provide service to customers throughout most of the United States. We are the largest natural gas distributor in Kansas and Oklahoma and, following the acquisition of the Texas properties of Southern Union Company discussed below, the third largest gas distributor in Texas.

On January 28, 2003, we issued 12 million shares of common stock at the public offering price of $17.19 per share, resulting in net proceeds to us, after underwriting discounts and commissions, of $16.524 per share, or $198.3 million in the aggregate. We granted the underwriters a 30-day over-allotment option to purchase up to an additional 1.8 million shares of our common stock at the same price, which was exercised on February 7, 2003, at the same price per share, resulting in additional net proceeds to us of $29.7 million.

Also, on January 28, 2003, we issued 14 million equity units at a public offering price of $25 per unit, resulting in net proceeds to us, after underwriting discounts and commissions, of $24.25 per share, or $339.5 million in the aggregate. An over-allotment option allowing the purchase of an additional 2.1 million equity units was exercised on January 31, 2003, increasing the net proceeds to $390.4 million. Each equity unit consists of a stock purchase contract for the purchase of shares of our common stock and, initially, a senior note due February 16, 2008, issued pursuant to our existing Indenture with SunTrust Bank, as trustee. The equity units carry a total annual coupon rate of 8.5% (4.0% annual face amount of the senior notes plus 4.5% annual contract adjustment payments). Each stock purchase contract issued as a part of the equity units carries a maximum conversion premium of up to 20 percent over the $17.19 closing price of our common stock on January 22, 2003, and a floor of $17.19 per share.

The net proceeds from the sale of the equity units will be allocated between the stock purchase contracts and the senior notes in proportion to their respective fair market values at the time of issuance. The present value of the equity units contract adjustment payments will be initially charged to shareholders’ equity, with an offsetting credit to liabilities. This liability is accreted over three years by interest charges to the income statement based on a constant rate calculation. Subsequent contract adjustment payments reduce this liability. The purchase contracts are forward contracts in our common stock. Upon settlement of each purchase contract, we will receive $25 on the purchase contract and will issue the requisite number of shares of our common stock. The $25 that we receive will be credited to shareholders’ equity.

In February 2003, $300 million of the proceeds from these offerings was used to repurchase approximately 9 million shares (approximately 18.1 million shares of common stock equivalents) of our Series A Convertible Preferred Stock from Westar. The remaining 10.9 million shares of Series A Convertible Preferred Stock owned by Westar were exchanged for approximately 21.8 million shares of ONEOK’s $0.925 Series D Convertible Preferred Stock. The Series A Convertible Preferred Stock was convertible into two shares of common stock, reflecting the two-for-one stock split in 2001, and the Series D Convertible Preferred stock is convertible into one share of common stock.

Definitions

Following are definitions of abbreviations used in this Form 10-K:

Bbl	42 United States (U.S.) gallons, the basic unit for measuring crude oil and natural gas condensate
MBbls	One thousand barrels
MBbls/d	One thousand barrels per day
MMBbls	One million barrels
Btu	British Thermal Unit – a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit

MMBtu	One million British thermal units
MMMBtu/d	One billion British thermal units per day
Mcf	One thousand cubic feet of gas
MMcf	One million cubic feet of gas
MMcf/d	One million cubic feet of gas per day
Mcfe	Mcf equivalent, whereby barrels of oil are converted to Mcf using six Mcfs of natural gas to one barrel of oil
Bcf	One billion cubic feet of gas
Bcf/d	One billion cubic feet of gas per day
Bcfe	Bcf equivalent, whereby barrels of oil are converted to Bcf using six Bcfs of natural gas to one million barrels of oil
NGLs	Natural gas liquids
Mwh	Megawatt hour

Acquisitions and Sales

Our business strategy is focused on the maximization of shareholder value by vertically integrating our natural gas business operations from the wellhead to the burner tip. We expect to continue evaluating and assessing acquisition opportunities to further complement our existing asset base. We also, from time to time, sell assets when deemed less strategic or as other conditions warrant.

Sale of Production Assets – On January 31, 2003, we closed the sale of approximately 70 percent of the natural gas and oil producing properties of our production segment to Chesapeake Energy Corporation for a cash sales price of approximately $300 million, subject to adjustment. The effective date of the sale was November 30, 2002. The sale included approximately 1,900 wells, 482 of which we operated. We recorded a pretax gain of approximately $74.4 million in the first quarter of 2003 related to this sale. The statistical and financial information related to the properties sold are reflected as a discontinued component in this Annual Report on Form 10-K. All periods presented have been restated to reflect the discontinued component.

Acquisition of Texas Properties of Southern Union Company – On January 3, 2003, we closed the purchase of all of the Texas assets of Southern Union Company (Southern Union) for a cash purchase price of approximately $420 million, subject to a working capital adjustment to be determined within 90 days of the closing of the transaction. The acquisition makes us the fifth largest gas distributor in the U.S. with almost two million customers in Oklahoma, Kansas and Texas. The assets acquired consist of the third largest gas distribution business in Texas, with operations that serve approximately 535,000 customers, over 90 percent of which are residential. Approximately 735 employees were added to our workforce as part of the acquisition.

Sale of Midstream Natural Gas Assets – On December 13, 2002, we closed the sale of some of our midstream natural gas assets for a cash sales price of approximately $92 million to an affiliate of Mustang Fuel Corporation, a private, independent oil and gas company. The assets that were sold are located in north central Oklahoma and include three natural gas processing plants and related gathering systems and our interest in a fourth natural gas processing plant. The sale of these assets is part of our strategy to dispose of assets that are not considered core assets for our future.

Sale of Investment in Magnum Hunter Resources – In the second quarter of 2002, we sold our remaining shares of common stock of Magnum Hunter Resources (MHR) for a pre-tax gain of approximately $7.6 million, which is included in other income for the year ended December 31, 2002. We retained approximately 1.5 million common stock purchase warrants.

Sale of Investment in K. Stewart Petroleum Corporation – In June 2001, we sold our forty percent interest in K. Stewart Petroleum Corporation (K. Stewart), a privately held exploration company, for a sales price of $7.7 million.

Acquisition of Kinder Morgan, Inc. Assets – In April 2000, we acquired certain natural gas gathering and processing assets located in Oklahoma, Kansas and western Texas from Kinder Morgan, Inc. (KMI) and certain of its affiliates. We also acquired KMI’s marketing and trading operations, as well as some storage and transmission pipelines in the mid-continent region. We paid approximately $123.5 million for these assets. We also assumed certain liabilities including an uneconomic lease obligation related to an operating lease for a processing plant and some firm capacity lease obligations to unaffiliated parties with out-of-market terms. This acquisition included more than 12,000 miles of gathering and transportation pipeline, natural gas processing plants with capacity of 1.26 Bcf/d and storage facilities with a combined capacity of approximately 10 Bcf. Approximately 350 employees were added to our workforce as part of the acquisition.

Acquisition of Dynegy, Inc. Assets – In March 2000, we acquired natural gas processing plants with an approximate capacity of 375 MMcf/d and approximately 7,000 miles of gas gathering and transmission pipeline systems in Oklahoma, Kansas and Texas from Dynegy, Inc. (Dynegy). We paid approximately $305 million for these assets. Approximately 75 employees were added to our workforce as part of the acquisition. The majority of these employees are in field operations in western Oklahoma, the Texas panhandle and southern Kansas.

Sale of Indian Basin Gas Processing Plant – In 2000, we sold our 42.4 percent partnership interest in the Indian Basin Gas Processing Plant and gathering system for a sales price of $55 million to El Paso Field Services Company, a business unit of El Paso Energy Corporation, resulting in a gain of approximately $26.7 million.

Business Segments

We report operations in the following reportable segments:

•	Marketing and Trading
•	Gathering and Processing
•	Transportation and Storage
•	Distribution
•	Production
•	Other

Marketing and Trading – Our Marketing and Trading segment conducts its business through ONEOK Energy Marketing and Trading Company (OEMT) and its subsidiaries. OEMT is actively engaged in value creation through marketing and trading of natural gas to both wholesale and retail customers throughout the United States using leased gas storage and firm transportation capacity from related parties and others. We have executed an integrated wholesale energy business strategy based on expanding our existing marketing, trading and arbitrage opportunities in the natural gas and power markets. The combination of owning or controlling strategic assets and having a trusted, reliable marketing franchise allows us to capture volatility in the energy markets.

We primarily conduct our operations in the mid-continent region of the U.S. However, acquisitions during 2000 allowed us to expand our marketing and trading presence from border to border and coast to coast.

OEMT was the successful bidder to supply gas to Oklahoma Natural Gas Company (ONG), an affiliated company, for its gas sales requirements for five years beginning in November 2000. In response, we entered into firm supply arrangements with major producers and large independents that average in length from two to five years.

In the first quarter of 2002, our Power segment was combined into our Marketing and Trading segment, eliminating the Power segment. This reflects our strategy of trading around the capacity of the electric generating plant. All segment data has been restated to reflect this change.

Gathering and Processing – Our Gathering and Processing segment gathers and processes natural gas and fractionates, stores and markets NGLs primarily through its subsidiaries, ONEOK Field Services Company (OFS) and ONEOK NGL Marketing L.P. (NGL Marketing). These activities are conducted primarily in Oklahoma, Kansas and Texas.

Transportation and Storage – Our Transportation and Storage segment provides natural gas transportation, storage, and nonprocessable gas gathering services. These operations are primarily conducted through Mid Continent Market Center, Inc. (MCMC), ONEOK Gas Transportation, L.L.C. (OGT), ONEOK WesTex Transmission, L.P. (WesTex), ONEOK Gas Storage, L.L.C. (OGS), ONEOK Sayre Storage Company (Sayre), ONEOK Texas Gas Storage L.P. (OTGS) and ONEOK Gas Gathering, L.L.C. (OGG). Acquisitions in 2000 expanded our transmission and storage operations into Texas with the acquisition of OTGS and WesTex. The Texas Railroad Commission (TRC) regulates both OTGS and WesTex. OGS and Sayre operate under market-based rate authority granted by the Federal Energy Regulatory Commission (FERC). In a May 2000 Oklahoma Corporation Commission (OCC) Order, OGT became a separate regulated utility from the Distribution segment and its operations are regulated by the OCC. MCMC’s operations continue to be regulated by the Kansas Corporation Commission (KCC). In October 2001, OGG was created by merging the gathering assets of OGT with ONEOK Producer Services, L.L.C. In July 2002, we completed a transaction to transfer certain transmission assets in Kansas to our affiliated distribution company in Kansas. All historical financial and statistical information has been adjusted to reflect this transfer. In December 2002, we sold Sayre’s property rights and entered into a long-term agreement with the purchaser whereby we retain working storage capacity consistent with our historical usage.

Distribution – Our Distribution segment provides natural gas distribution in Oklahoma and Kansas and interstate transportation across the Oklahoma/Texas border. Our distribution operations in Oklahoma and Kansas are conducted through ONG and Kansas Gas Service (KGS), respectively, both divisions of ONEOK, Inc., which serve residential, commercial, and industrial customers. ONG is regulated by the OCC and KGS is regulated by the KCC. The Distribution segment serves approximately 80 percent of Oklahoma’s population and 75 percent of Kansas’ population.

Production – Our Production segment produces natural gas and oil primarily in Oklahoma, Kansas and Texas through ONEOK Resources Company. The Production segment’s strategy is to acquire and develop properties and maximize value by producing the properties or divesting the properties at attractive prices. In November 2002, we entered into an agreement to sell approximately 70 percent of our proved properties for $300 million before adjustments. The properties sold are reflected as discontinued operations at December 31, 2002. The sale was completed on January 31, 2003. The financial and statistical information for all periods presented has been restated to reflect the discontinued operations presentation. During 2002, we participated in drilling 117 wells of which 92 were gas, 15 were oil and 10 were dry holes. We retained 38 of the wells we participated in drilling in 2002, of which 25 were gas, 7 were oil and 6 were dry holes. We sold 79 of the wells we participated in drilling, of which 67 were gas, 8 were oil and 4 were dry holes.

Other – The primary companies in our Other segment include ONEOK Leasing Company and ONEOK Parking Company. ONEOK Leasing Company leases, from an unaffiliated partnership, and operates our headquarters office building. ONEOK Parking Company owns and operates a parking garage adjacent to our corporate headquarters.

Segment Financial Information – For financial and statistical information regarding our business units by segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note O of Notes to Consolidated Financial Statements.

Environmental Matters

We have 12 manufactured gas sites located in Kansas, which may contain potentially harmful materials that are classified as hazardous material. Hazardous materials are subject to control or remediation under various environmental laws and regulations. A consent agreement with the Kansas Department of Health and Environment (KDHE) presently governs all future work at these sites. The terms of the consent agreement allow us to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. Remedial investigation has commenced on four sites. However, a comprehensive study is not complete and the results to date do not provide a sufficient basis for a reasonable estimation of the total liability. The liability accrued is reflective of an estimate of the total cost of remedial investigation and feasibility study. Through December 31, 2002, the costs of the investigations and risk analysis related to these manufactured gas sites have been immaterial. The site situations are not common and we have no previous experience with similar remediation efforts. The information currently available estimates the cost of remediation from $100,000 to $10 million per site based on a limited comparison of costs incurred by others to remediate comparable sites. As such, the information provides an insufficient basis to reasonably estimate a minimum range of our liability. These estimates do not give effect to potential insurance recoveries, recoveries through rates or from unaffiliated parties. At this time, we are not recovering any environmental amounts in rates. The KCC has permitted others to recover remediation costs through rates. It should be noted that additional information and testing could result in costs significantly below or in excess of the amounts estimated above. To the extent that such remediation costs are not recovered, the costs could be material to our results of operations and cash flows depending on the remediation done and number of years over which the remediation is completed.

Our expenditures for environmental evaluation and remediation have not been significant in relation to the results of operations. There have been no material effects upon earnings or our competitive position during 2002 related to compliance with environmental regulations.

Employees

We employed 3,593 persons at December 31, 2002. The acquisition of the Texas assets of Southern Union added approximately 735 employees to our workforce in 2003. We did not experience any strikes or work stoppages during 2002. KGS employed 844 people who were subject to collective bargaining contracts as of December 31, 2002. The following table sets forth our contracts with unions at December 31, 2002:

Union	Employees	Contract Expires
United Steelworkers of America	462	July 31, 2003
International Union of Operating Engineers	17	July 31, 2003
Gas Workers Metal Trades of the United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada	11	July 31, 2003
International Brotherhood of Electrical Workers	354	June 30, 2003

SEC Filings

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (SEC). You can read and copy any materials we file with the SEC at its Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can obtain information about the operations of the SEC Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains information we file electronically with the SEC, which you can access over the Internet at www.sec.gov. Our Common Stock is listed on the New York Stock Exchange (NYSE: OKE), and you can obtain information about us at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

Website Information

You can access financial and other information at our website. The address is www.oneok.com. We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and reports of holdings of our securities filed by our officers and directors under Section 16 of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission.

DESCRIPTION OF BUSINESS SEGMENTS

Marketing and Trading

General – We are engaged in the marketing and trading of natural gas to retail and wholesale customers throughout most of the United States. Due to expanded supply, storage capabilities, and recent acquisitions, we market gas from border to border and coast to coast. We have also diversified our marketing and trading portfolio to include power, crude oil and natural gas liquids.

Operating income from the Marketing and Trading segment, including a $37.4 million charge related to Enron in 2001 as discussed in the Liquidity section, is 48.9 percent, 29.3 percent, and 15.8 percent of the consolidated operating income from continuing operations for fiscal years 2002, 2001, and 2000, respectively. The Marketing and Trading segment has no single external customer from which it receives ten percent or more of consolidated revenues.

We engage in price risk management activities for both energy trading and non-trading purposes. We account for price risk management activities for our energy trading contracts in accordance with Emerging Issues Task Force Issue No. 98-10, “Accounting for Energy Trading and Risk Management Activities” (EITF 98-10). EITF 98-10 requires entities involved in energy trading activities to account for energy trading contracts using mark-to-market accounting. Forwards, swaps, options, and energy transportation and storage contracts utilized for trading activities are reflected at fair value as assets and liabilities from price risk management activities in the consolidated balance sheets. The fair value of these assets and liabilities is affected by the actual timing of settlements related to these contracts and current period changes resulting primarily from newly originated transactions and the impact of price movements. Changes in fair value are recognized in energy trading revenues, net, in the consolidated statements of income. Market prices used to determine fair value of these assets and liabilities reflect management’s best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility underlying the commitments. Market prices are adjusted for the potential impact of liquidating our position in an orderly manner over a reasonable period of time under present market conditions.

During the third quarter of 2002, we adopted the applicable provisions of Emerging Issues Task Force Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3). EITF 02-3 provides that all mark-to-market gains and losses on energy trading contracts should be presented on a net basis (energy contract sales less energy contract costs) in the income statement without regard to the settlement provisions of the contract. Prior to the third quarter of 2002, energy trading revenues and costs were presented on a gross basis. The financial results of all energy trading contracts have been restated to reflect the adoption of this provision of EITF 02-3. Energy trading revenues include natural gas, reservation fees, crude oil, natural gas liquids, and basis. Basis is the natural gas price differential that exists between two trading locations relative to the Henry Hub price.

In October 2002, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) rescinded EITF 98-10. As a result, energy-related contracts that are not accounted for pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133), will no longer be carried at fair value but rather will be accounted for on an accrual basis as executory contracts. As a result of the rescission of this statement, the Task Force also agreed that energy trading inventories carried under storage agreements should no longer be carried at fair value but should be carried at the lower of cost or market.

The rescission is effective for all fiscal periods beginning after December 31, 2002 and for all existing energy trading contracts and inventory as of October 25, 2002. Additionally, the rescission applies immediately to contracts entered into on or after October 25, 2002. Changes to the accounting for existing contracts as a result of the rescission of EITF 98-10 will be reported as a cumulative effect of a change in accounting principle on January 1, 2003. At this time, we estimate this will result in a cumulative effect loss, net of tax, of approximately $141.0 million. Any impact from this change will be non-cash. All recoveries of the estimated value associated with this change in accounting will be recognized in operating income in future periods. The impact of adopting the rescission of EITF 98-10 will be included in our March 31, 2003 financial statements.

The Marketing and Trading segment’s gas in storage inventory is recorded at fair value and is included in current price risk management assets.

Market Conditions and Business Seasonality – In response to a very competitive marketing and trading environment resulting from continued deregulation of the retail natural gas markets and the restructuring of the U.S. retail and wholesale electricity markets, our strategy is to concentrate our efforts on capitalizing on short-term pricing volatility through marketing, trading and arbitrage opportunities provided by leasing or ownership of storage, generation and transportation assets. We focus on building and strengthening supplier and customer relationships to execute our strategy. Our strategy has also benefited from overall market conditions generated from large energy merchant and trading operations becoming under capitalized and having lower credit quality.

The Marketing and Trading segment’s net revenues are subject to fluctuations during the year primarily due to the impact certain seasonal factors have on sales volumes and the price of natural gas, electricity, crude oil and natural gas liquids. Natural gas sales volumes are typically higher in the winter heating months than in the summer months, reflecting increased demand due to greater heating requirements and, typically, higher natural gas prices that occur during the winter heating months.

Price Risk Management – In order to mitigate the risks associated with energy trading activities, we manage our portfolio of contracts and its assets in order to maximize value, minimize the associated risks and provide overall liquidity. In doing so, we use price risk management instruments, including swaps, options, futures and physical commodity-based contracts to manage exposures to market price movements. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Note D of Notes to Consolidated Financial Statements for further discussion.

Gathering and Processing

General – Our Gathering and Processing segment is engaged in the gathering and processing of natural gas and the fractionation, storage and marketing of NGLs. We have a processing capacity of approximately 1.993 Bcf/d, of which approximately 0.107 Bcf/d is currently idle. The remaining capacity associated with plants owned or leased is approximately 1.776 Bcf/d, while the amount of the plant capacity that we own an interest in but do not operate is approximately 0.110 Bcf/d. We own approximately 13,962 miles of gathering pipelines that supply our gas processing plants.

Operating income from the Gathering and Processing segment is 8.9 percent, 17.0 percent, and 34.2 percent of the consolidated operating income from continuing operations in 2002, 2001, and 2000, respectively. The Gathering and Processing segment has no single external customer from which it receives ten percent or more of consolidated revenues.

The gas processing operation includes the extraction of NGLs from natural gas and the fractionation (separation) of mixed NGLs into component products (ethane, propane, iso butane, normal butane and natural gasoline). We also extract helium, from time to time, at two of our plants located in Kansas. The NGL component products are used by and sold to a diverse customer base of end users for petrochemical feedstock, residential uses, and blending into motor fuels. The gathering operation, which connects unaffiliated and affiliated producing wells to the processing plants, consists of the gathering of natural gas through pipeline systems, including compression and dehydration services.

We generally process gas under three types of contracts. Under our “percent of proceeds” (POP) contracts, the producer is paid a percentage of the market value of the natural gas and NGLs that are processed. Our “keep whole” contracts allow us to replace the Btu’s extracted as NGLs with equivalent Btu’s of natural gas, which keeps the producer whole on Btu’s and allows us to retain and sell the NGLs. Under “fee” contracts, we are paid a cash fee for gas processing.

During 2002, we processed an average of 1,411 MMMBtu/d of natural gas and produced an average of 72.8 MBbls/d of NGLs. We market our NGL production through ONEOK NGL Marketing and also purchase NGLs from third parties for resale. During 2002, we sold approximately 95.4 MBbls/d of NGLs to a diverse base of customers.

Market Conditions and Business Seasonality – During the year, both crude oil and natural gas prices were volatile with NYMEX crude prices ranging from $18.34 to $30.11 per barrel and NYMEX natural gas prices ranging from $2.01 to $4.14 per MMBtu. The continued weak economy reduced the demand for many NGL products, particularly ethane and propane, which are major components of plastic products.

Despite significant consolidation in the recent past, the U.S. midstream industry remains relatively fragmented and faces competition from a variety of companies including major integrated oil companies, major pipeline companies and their affiliated marketing companies, and national and local gas gatherers, processors and marketers. Competition exists for obtaining gas supplies for gathering and processing operations, obtaining supplies of raw product for fractionation and the transportation of natural gas and NGLs. The factors that affect competition typically arise as a result of the efficiency and reliability of the operations, price and delivery capabilities.

We have responded to these industry conditions by acquiring assets, most of which are strategically located near our existing assets, reducing costs, rationalizing assets in non-core operating areas and renegotiating unprofitable contracts. The principal goal of these efforts is to mitigate the variability of earnings and cash flow caused by fluctuations in commodity prices.

The Gathering and Processing segment is subject to seasonality. Products are used for heating and are normally more in demand during the months of November through March. Accordingly, the prices of these products are typically higher in the winter.

Acquisitions and Divestitures – In December 2002, we completed the sale of three processing plants and related gathering assets, along with our interest in a fourth processing plant, all located in Oklahoma, to an affiliate of Mustang Fuel Corporation. These plants had a processing capacity of 0.136 Bcf/d. The sale also included approximately 2,800 miles of gathering pipelines that supply our gas processing plants.

In April 2000, we acquired certain natural gas gathering and processing assets from KMI. This acquisition included natural gas processing plants with a capacity of approximately 1.26 Bcf/d and 6,400 miles of gathering lines. In March 2000, we acquired natural gas processing plants with a capacity of approximately 375 MMcf/d and approximately 7,000 miles of gas gathering and transmission pipeline systems from Dynegy.

Government Regulation – The FERC has traditionally maintained that a processing plant is not a facility for transportation or sale for resale of natural gas in interstate commerce and therefore is not subject to jurisdiction under the Natural Gas Act (NGA). Although the FERC has made no specific declaration as to the jurisdictional status of our gas processing operations or facilities, our gas processing plants are primarily involved in removing natural gas liquids and therefore, we believe, are exempt from FERC jurisdiction. The NGA also exempts natural gas gathering facilities from the jurisdiction of the FERC. Interstate transmission facilities, on the other hand, remain subject to FERC jurisdiction. The FERC has historically distinguished between these two types of facilities on a fact-specific basis. We believe our gathering facilities and operations meet the criteria used by the FERC to determine a non-jurisdictional gathering facility status. We can transport residue gas from our plants to interstate pipelines in accordance with Section 311(a) of the Natural Gas Policy Act (NGPA).

The states of Oklahoma, Kansas and Texas also have statutes regulating, in various degrees, the gathering of gas in those states. In each state, regulation is applied on a case-by-case basis if a complaint is filed against the gatherer with the appropriate state regulatory agency.

Risk Management – Derivative instruments are used to minimize volatility in NGL and natural gas prices. Accordingly, we, at times, use derivative instruments to hedge the purchase and sale of natural gas used for or produced by our operations. We also, from time to time, use derivative instruments to secure a certain price for NGL products. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Note D of Notes to the Consolidated Financial Statements.

Transportation and Storage

General – Our Transportation and Storage segment provides intrastate natural gas pipeline transportation, Section 311(a) of the NGPA interstate transportation, nonprocessable gas gathering and storage services in Oklahoma, Kansas, and Texas. We conduct this business primarily through wholly-owned intrastate pipeline companies with approximately 7,700 miles of pipe and wholly-owned storage companies with a working storage capacity of approximately 59.6 Bcf.

In Oklahoma, we operate OGT and OGS. These companies have approximately 2,858 miles of pipeline and five storage facilities with a combined working storage capacity of 44.6 Bcf. One of these storage facilities is leased through a long-term agreement through which we retained 3 Bcf of working storage capacity for our own use. Our Distribution segment is this segment’s major customer for intrastate natural gas pipeline transportation in Oklahoma. Capacity in the storage facilities is leased to both OEMT and third parties under terms determined by contract or market. In December 2002, we sold properties and as part of the transaction retained 3 Bcf of working storage capacity. A $3.4 million expansion to increase deliverability from the OGS Depew storage field was completed in the spring of 2000.

The Oklahoma transmission system transported 257.2 Bcf in 2002, 253.9 Bcf in 2001, and 299.1 Bcf in 2000. OGT provides access to the major natural gas producing areas in Oklahoma. The system intersects 11 intrastate and interstate pipelines at 27 interconnect points and connects 21 processing plants and approximately 130 producing fields, allowing gas to be moved throughout the state.

In Kansas, we operate MCMC. In July 2002, we completed a transaction to transfer certain transmission assets in Kansas from MCMC to our affiliated distribution company in Kansas. All historical financial and statistical information has been adjusted to reflect this transfer. MCMC currently operates 204 miles of pipeline and three gas storage facilities with approximately 5.6 Bcf of working storage capacity. In January 2001, the Yaggy storage facility’s operating parameters were changed as mandated by the KDHE following natural gas explosions and eruptions of natural gas geysers in or near Hutchinson, Kansas. This removed injection capabilities related to 3 Bcf of our Kansas working storage capacity. We are considering the steps necessary to return the field to full service, but final steps will not be determined until the final KDHE regulations are issued, which is expected in 2003. MCMC has access to the major natural gas producing area in south central Kansas. The system intersects four different intrastate and interstate pipelines at six interconnect points and is connected to two processing plants and associated producing fields.

In Texas, we operate WesTex and OTGS. These companies have approximately 4,701 miles of pipeline and three storage facilities. Total working storage capacity is approximately 9.4 Bcf. Both WesTex and OTGS were acquired from KMI in April 2000. The Texas transmission system transported 227.3 Bcf in 2002, 206.4 Bcf in 2001 and 170.8 Bcf in 2000. WesTex is connected to the major natural gas producing areas in the Texas Panhandle and the Permian Basin. The system intersects with a total of 11 different interstate and intrastate pipelines at 32 interconnect points and 11 natural gas processing plants and two producing fields. This system provides for gas to be moved to the Waha Hub for transportation to the east to the Houston Ship Channel market and west to the California market. This pipeline allows us to provide service to the city of El Paso, Texas. The Loop storage facility remains operational with both injection and withdrawal capabilities. However, due to certain unresolved contractual issues, this facility is being used minimally. As a result of the reduced utilization, we have approximately 5 Bcf less of Texas’ working storage capacity in use.

OGG operates our gathering pipelines that are connected to our transmission pipelines, including gathering systems previously owned by OGT and ONEOK Producer Services, L.L.C.

The majority of the Transportation and Storage segment’s revenues are derived from services provided to affiliates. Operating income from the Transportation and Storage segment is 14.4 percent, 20.8 percent, and 17.6 percent of consolidated operating income from continuing operations in 2002, 2001, and 2000, respectively. The Transportation and Storage segment has no single external customer from which it receives ten percent or more of consolidated revenues.

Market Conditions and Seasonality – The Transportation and Storage segment primarily serves local distribution companies (LDCs), large industrial companies and marketing companies that serve both LDCs and large industrial customers. We compete directly with other intrastate and interstate pipelines and storage facilities within each of their respective states. Competition for transportation services continues to increase as the FERC and state regulatory bodies introduce more competition in the natural gas markets. Factors that affect competition are location, price and quality of services provided. This industry is significantly affected by the strength of the economy and price volatility. We believe that the working capacity of our transportation and storage assets enables us to compete effectively.

The Transportation and Storage segment is impacted by various weather conditions. Transportation quantities fluctuate due to rainfall, which impacts irrigation demand, hot temperatures, which affect power generation demand, and cold temperatures that affect heating demand. Historically, customers have purchased and stored gas in the summer months when prices were lower and withdrew gas during the heating season; however, increased price volatility in the natural gas market can mitigate the seasonality effect by influencing decisions relating to injection and withdrawal of natural gas in storage.

Government Regulations – Our transportation assets in Oklahoma are regulated by the OCC and in Kansas are regulated by the KCC. We have flexibility in establishing transportation rates with customers; however, there is a maximum rate that we can charge our customers in both states.

Our transportation and storage assets located in Texas are regulated by the TRC. We have flexibility in establishing transportation rates with customers; however, if a rate cannot be agreed upon, the rate is established by the TRC.

In January 2001, the Yaggy storage facility’s operating parameters were changed as mandated by the KDHE following natural gas explosions and eruptions of natural gas geysers in or near Hutchinson, Kansas. This removed injection capabilities related to 3 Bcf of our Kansas storage capacity. We are considering the steps necessary to return the field to full service, but final steps will not be determined until the final KDHE regulations are issued, which are expected in 2003.

Customers – The Transportation and Storage segment serves the affiliated companies of the Distribution segment and Marketing and Trading segment, as well as a number of transporters in the utilization of the transportation and storage facilities. Each of the companies provides flexible service alternatives to serve consumers. In June 2001, we announced the execution of long-term agreements between OGT and InterGen North America (InterGen) for firm transportation service to InterGen’s gas fueled Redbud Energy Facility near Luther, Oklahoma, in the amount of 200 MMcf/d. In June 2001, commercial operation for gas transportation began to the NRG McClain Generating Facility, which is connected to the OGT system, for transportation volumes up to 85 MMcf/d.

Acquisitions and Divestitures – We acquired transportation and storage assets located in Texas from KMI in April 2000. These assets are strategic assets to us, in part since they give us access to an expanded area in the Texas and California markets. In December 2002, we sold Sayre’s property rights and entered into a long-term agreement with the purchaser whereby we retain storage capacity consistent with our original ownership position.

Distribution

General – ONG distributes natural gas to wholesale and retail customers located in the state of Oklahoma. At December 31, 2002, ONG delivered natural gas to approximately 809,000 customers in 327 communities in Oklahoma. ONG’s largest markets are the Oklahoma City and Tulsa metropolitan areas. ONG also sells natural gas to other local gas distributors serving 39 Oklahoma communities. During 2000, the Oklahoma customers of KGS were removed from the KGS customer base and became ONG customers.

At December 31, 2002, KGS supplied natural gas to approximately 641,000 customers in 340 communities in Kansas. It also makes wholesale delivery to 10 customers. KGS’s largest markets served include Kansas City, Wichita, Topeka, and Johnson County, which includes Overland Park, Kansas.

Operating income from the Distribution segment is 25.6 percent, 24.0 percent, and 32.8 percent of the consolidated operating income from continuing operations for fiscal years 2002, 2001, and 2000, respectively. The Distribution segment has no single external customer from which it receives ten percent or more of consolidated revenues.

Gas Supply – Gas supplies available to ONG for purchase and resale include supplies of gas under both short and long-term contracts with gas marketers, independent producers and other suppliers. Oklahoma is the third largest gas producing state in the nation, and ONG has direct access through the Transportation and Storage segment’s transmission system and transmission systems belonging to unaffiliated companies to all of the major gas producing areas in Oklahoma. Our gas storage, transportation and gathering assets were unbundled from the utility and operate as separate entities. Gas supply and transportation contracts were awarded for service beginning in the 2000/2001 heating season for two- and five-year terms.

The two-year term contracts terminated in 2002 and were rebid to new terms of one year for gas supply and five years for transportation. As a result of the process, the majority of ONG’s gas supply and gas transportation needs will continue to be met by two affiliates, OEMT for supply, and OGT for upstream transportation service.

ONG reserved storage capacity of 0.9 Bcf with Southern Star Central Gas Pipeline, Inc. (Central) during 2002. Effective April 1, 2003, ONG will have two additional storage contracts with its affiliate, OGS. The first OGS contract is for 4.1 Bcf of reserved storage capacity and is the result of the settlement with the OCC in May 2002. The second OGS contract is for 1.4 Bcf of reserved storage capacity and is the result of OGS being the successful bidder in a competitive bid process. The three contracts combined will give ONG a reserved capacity of approximately 6.4 Bcf.

KGS had 12.4 Bcf of reserved storage capacity with Central, 0.4 Bcf of reserved storage capacity with Panhandle Eastern Pipeline Company (Panhandle) and 1.7 Bcf of reserved storage capacity with MCMC throughout 2002. Effective August 1, 2002, KGS added an additional storage contract with MCMC for 0.7 Bcf of reserved storage capacity. The four contracts combined give KGS a reserved storage capacity of approximately 15 Bcf.

KGS has a long-term gas purchase contract with Amoco Production Company (Amoco) for the purpose of meeting the requirements of the customers served over the Central system. We anticipate that this contract will supply between 45 percent and 55 percent of KGS’s demand served by the Central pipeline system. Amoco is one of various suppliers over the Central pipeline system and if this contract were cancelled, management believes gas supplied by Amoco could be replaced with gas from other suppliers. Gas available under the contract that exceeds the needs of our residential and commercial customer base is also available for sale to other parties, known as “as available” gas sales.

For the remainder of KGS’s supply, the gas is purchased from a combination of direct wellhead production, natural gas processing plants, and natural gas marketers and production companies.

KGS has transportation agreements for delivery of gas that have remaining terms varying up to 14 years with the following non-affiliated pipeline transmission companies: Central, Enbridge Pipelines – KPC, Inc. (KPC), Kinder Morgan Interstate Gas Transmission, L.L.C., Wyoming Interstate Gas Company, Panhandle, Northern Natural Gas Company and Natural Gas Pipeline Company of America. Additionally, approximately three percent of KGS’s transportation service is provided by MCMC and OFS, which are affiliated companies.

In 2002, KGS signed an agreement with Colorado Interstate Gas Company (CIG) for capacity on the proposed Cheyenne Plains pipeline. This pipeline will provide KGS access to the Rocky Mountain gas supply basin, which currently has excess supply. This will facilitate KGS’s ability to maintain a reliable gas source for our current customers through a proposed interconnection with Central and the KGS transmission system. The proposed Cheyenne Plains pipeline will originate at the Cheyenne Hub in northeast Colorado and terminate with deliveries to several pipelines in Kansas. The completion date of this pipeline is proposed for 2005. CIG must obtain several regulatory approvals before the pipeline can be completed.

In May 2002, the KCC approved an order allowing the transfer of certain MCMC transmission pipeline assets from our Transportation and Storage segment to KGS. The operation of these assets is regulated by the KCC. The transportation system provides access to the major natural gas producing areas in Kansas intersecting with eight intrastate and interstate pipelines at 13 interconnect points, three processing plants, and approximately three producing fields effectively allowing gas to be moved throughout the state. With the transfer of these assets, KGS is able to provide itself with firm transportation service. The order was effective July 1, 2002. All historical financial and statistical information has been adjusted to reflect this transfer.

KGS uses these transmission pipeline assets to serve its customers and provide transportation service on and off-system. KGS has agreements for 2.4 Bcf of storage with MCMC, and approximately 13 Bcf of storage with non-affiliated pipeline transmission companies.

There is an adequate supply of natural gas available to our utility systems and we do not anticipate problems with securing additional gas supply as needed for our customers. In order to ensure adequate deliveries of natural gas, KGS continues to develop new supply and transportation alternatives for meeting its existing and future needs. However, if supply shortages occur, ONG’s rate schedule “Order of Curtailment” and the KGS rate order “Priority of Service” provide for first reducing or totally discontinuing gas service to large industrial users and graduating down to requesting residential and commercial customers to reduce their gas requirements to an amount essential for public health and safety.

Customers – Residential and Commercial – ONG and KGS distribute natural gas as public utilities to approximately 80 percent of Oklahoma’s population and 75 percent of Kansas’ population. Natural gas sold to residential and commercial customers, which is used primarily for heating and cooking, accounts for approximately 72 and 28 percent of gas sales, respectively, in Oklahoma and 76 and 24 percent of gas sales, respectively, in Kansas.

A franchise, although non-exclusive, is a right to use the municipal streets, alleys, and other public ways for utility facilities for a defined period of time for a fee. ONG has franchises in 41 municipalities including Tulsa and Oklahoma City, while KGS holds franchises in 279 municipalities. In management’s opinion, our franchises contain no unduly burdensome restrictions and are sufficient for the transaction of business in the manner in which it is now conducted.

Industrial – Under ONG’s pipeline capacity lease (PCL) program, certain customers, for a fee or a tariff, can have their gas, whether purchased from ONG or another supplier, transported to their facilities utilizing lines owned by ONG or its affiliates. KGS transports gas for large industrial customers through its End-Use Customer Transportation (ECT) program. The programs allow qualifying industrial and commercial customers to purchase gas on the spot market and have it transported by ONG and KGS, respectively.

Because of increased competition for the transportation of gas to PCL and ECT customers, some of these customers may be lost to affiliated or unaffiliated transporters. If the Transportation and Storage segment gained some of this business, it would result in a shift of some revenues from the Distribution segment to the Transportation and Storage segment.

Market Conditions and Business Seasonality – The natural gas industry is expected to remain highly competitive resulting from initiatives being pursued by the industry and regulatory agencies that allow industrial and commercial customers increased options for energy supplies. We believe that we must maintain a competitive advantage in order to retain our customers and, accordingly, continue to focus on reducing costs.

The Distribution segment is subject to competition from electric utilities offering electricity as a rival energy source and competing for the space heating, water heating, and industrial process markets. Alternative fuels such as propane and fuel oil also present competition. The principal means to compete against alternative fuels is lower prices, and natural gas continues to maintain its price advantage in the residential, commercial, and both small and large industrial markets. In residential markets, the average cost of gas is less for ONG and KGS customers than the cost of an equivalent amount of electricity. We provide education to customers on safety and the benefits of natural gas, which include product performance, price and environmental impact.

The Distribution segment is subject to competition from other pipelines for its existing industrial load. Both ONG and KGS compete for service to the large industrial and commercial customers; however, competition continues to lower rates. A portion of ONG’s PCL services and KGS’s ECT services are at negotiated rates that are generally below the approved PCL and transportation tariff rates, and increased competition potentially could lower these rates. Industrial and transportation sales volumes tend to remain relatively constant throughout the year.

Gas sales to residential and commercial customers are seasonal, as a substantial portion of gas is used principally for heating. Accordingly, the volume of gas sales is consistently higher during the heating season (November through March) than in other months of the year. ONG’s tariff rates include a temperature normalization adjustment clause during the heating season, which mitigates the effect of fluctuations in weather. KGS also implemented a weather normalization clause in December 2000, which mitigates the effect of fluctuations in weather on revenues. KGS’s WeatherProof Bill program, implemented in September 1999, is designed to mitigate the effect of weather fluctuations in Kansas for customers electing to use this program. Additionally, with prior KCC approval, KGS has a gas hedging program in place to reduce volatility in the gas price paid by consumers. The costs of this program are borne by the KGS customers.

Government Regulation – Rates charged for gas services are established by the OCC for ONG and by the KCC for KGS. Gas purchase costs are included in the Purchased Gas Adjustment (PGA) clause rate that is billed to customers. We do not make a profit on the cost of gas. Other changes in costs must be recovered through periodic rate adjustments approved by the OCC and KCC.

There were several regulatory initiatives in 2002. The highlights of these initiatives are as follows:

•	A Joint Stipulation approved by the OCC on May 16, 2002, settled a number of outstanding cases pending before the OCC. The major cases settled were the Commission’s inquiry into our gas cost procurement practices during the winter of 2000/2001; an application seeking relief from improper and excessive purchased gas costs; and an enforcement action against us, our subsidiaries and affiliated companies of ONG. In addition, all of the open inquiries related to the annual audits of ONG’s fuel adjustment clause for 1996 to 2000 were closed as a result of this Stipulation.

The Joint Stipulation has a $33.7 million value to ONG customers that will be realized over a three-year period. In July 2002, immediate cash savings were provided to all ONG customers in the form of billing credits totaling approximately $9.1 million with an additional $1.0 million available for former customers returning to our system. If the additional $1.0 million is not fully refunded to customers returning to the ONG system by December 2005, the remainder will be included in the final billing credit. ONG has replaced certain gas contracts, which is expected to reduce gas costs by approximately $13.8 million due to avoided reservation fees between April 2003 and October 2005. Additional savings of approximately $8.0 million from the use of storage service in lieu of those contracts are expected to occur between November 2003 and March 2005. Any expected savings from the use of storage that are not achieved, any remaining billing credits not issued to returning customers and an additional $1.8 million credit will be added to the final billing credit scheduled to be provided to customers in December 2005. ONG operating income increased by $14.2 million for fiscal year ended December 31, 2002 compared to the same period in 2001 as a result of this settlement and the revision of the estimated loss recorded in the fourth quarter of 2001.

•	During 2001, two regulatory causes brought before the OCC related to ONG also involved an affiliate. Both matters were settled in 2002. The first cause related to ONG’s right to collect unrecovered purchased gas costs from the 2000/2001 winter. Under this cause, the OCC investigated whether ONG was treated fairly in its contract with OEMT and it was determined that ONG was treated fairly and, in fact, paid less for gas than other OEMT customers. In a second cause, Enogex, Inc. requested a rebid of gas supply and transportation service awarded to OEMT in November 2001 and the OCC declined to order a rebid.

•	In Oklahoma, we initiated a Voluntary Fixed-Price Program where customers could lock in their gas price at a fixed rate from November 1, 2002 through October 31, 2003. Over 20,000 customers enrolled in the program for the 2002/2003 pilot year.

•	In January 2003, KGS filed a rate case with the KCC to increase rates approximately $76 million. The KCC has 240 days to issue a final order on the rate case. If approved, the new rate will take effect for the 2003/2004 heating season. Until a final order is received, KGS will operate under the current rate schedule.

We have settled all known claims arising out of long-term gas supply contracts containing “take-or-pay” provisions that purport to require us to pay for volumes of natural gas contracted for but not taken. The OCC has authorized recovery of the accumulated settlement costs over a 20-year period, expiring in 2014, or approximately $6.7 million annually through a combination of a surcharge from customers and revenue from transportation under Section 311(a) of the NGPA and other intrastate transportation revenues. There are no significant potential claims or cases pending against us under “take-or-pay” contracts.

OkTex transports gas in interstate commerce under Section 311(a) of the NGPA and is treated as a separate entity by the FERC. Accordingly, OkTex is subject to the regulatory jurisdiction of the FERC under the NGA with respect to rates, accounts and records, the addition of facilities, the extension of services in some cases, the abandonment of services and facilities, the curtailment of gas deliveries and other matters. OkTex has the capacity to move up to 800 MMcf/d.

In the first quarter of 2000, the FERC issued Order No. 637, which, among other things, imposed additional reporting requirements, required changes to make pipeline and secondary market services more comparable, removed the price caps on secondary market capacity for a period of two years, allowed rates to be based on seasonal or term differentiated factors and narrowed the applicability of the regulatory right of first refusal to apply only to the maximum rate contracts. Our interstate pipeline implemented the new regulations in May 2000. The FERC Order did not have a material effect on our operations.

Production

General – Our strategy has been to concentrate ownership of natural gas and oil reserves in the mid-continent region in order to add value not only to our existing production operations but also to integrate it into our gathering and processing, marketing and trading, and transportation and storage businesses. We continue to focus on growing through acquisitions, developing existing properties, and divesting properties when the market offers premium value.

Operating income from the Production segment is 2.8 percent, 7.2 percent, and 1.8 percent of the consolidated operating income from continuing operations for fiscal years 2002, 2001, and 2000, respectively. The Production segment has no single external customer from which it receives ten percent or more of consolidated revenues.

Property Acquisitions and Divestitures –We acquired $3.7 million of properties located in the mid-continent region of the U.S. during 2002 of which $2.9 million are included in continuing operations and $0.8 million are included in the discontinued component. In November 2002, we agreed to sell approximately 70 percent of our proved properties for $300 million before adjustments. The sale was completed on January 31, 2003. The financial and statistical information related to the sale are presented as discontinued operations. All periods presented have been restated to reflect the discontinued component.

Producing Reserves – The Production segment primarily focuses its production activities on natural gas. We are retaining interests in 511 gas wells and 63 oil wells, all located in Oklahoma. A number of these wells produce from multiple zones. Production from the retained oil wells increased in 2002 as compared to 2001, primarily as a result of production from new wells drilled and from recompletions of existing wells. Production from the retained gas wells decreased in 2002 compared to 2001 as a result of the natural decline in production on existing wells. Our discontinued component has interests in 1,741 gas wells and 172 oil wells located primarily in Oklahoma, Kansas, and Texas.

Market Conditions and Business Seasonality – Natural gas prices during the first quarter of 2002 were at their lowest levels of the previous two years, after which gas prices increased for the remainder of the year, with the last quarter of 2002 reaching the highest gas prices of the year. Despite the steadily increasing prices during 2002, industry-wide drilling activity was subdued and we were able to pursue our scheduled developmental drilling projects during the first part of the year due to an adequate supply of drilling rigs. Due to our agreement to sell approximately 70 percent of our production segment properties in the latter part of the year, we limited our capital projects to only those required to maintain our leasehold position. We continue to actively pursue acquisition opportunities as a low-risk method of adding reserves.

Our goal is to build on our existing reserve base through acquisition and development. We operate or have large interests in our retained wells. We are in a good competitive position within our operating region due to low finding costs and high quality production at locations near transportation points and markets. During 2002, the segment’s production was sold to a number of affiliated and unaffiliated markets, all at market prices.

Similar to our other business segments, the Production segment is subject to seasonal factors. The Production segment’s revenues are impacted by prices, which, historically, are higher in the winter heating months when demand is higher than in the summer and shoulder months of spring and fall. Oil prices in the U.S. are also impacted by international production and export policies.

Risk Management – We utilized derivative instruments in 2002 in order to hedge anticipated sales of natural gas and oil production. During the third quarter of 2002, we lifted our natural gas production hedges through December 2004 and fixed the gains for all derivative instruments used for hedges previously in place related to our natural gas production. We recognize the benefit from the fixed gain as each contract month expires. In 2002, we recognized $3.9 million in natural gas sales revenues related to these hedges. The gains associated with these natural gas production hedges have been deferred in other comprehensive income and will be realized in the month that the natural gas production occurs.

At December 31, 2002, the Production segment had hedged 72 percent of its anticipated gas production and 62 percent of its anticipated oil production for fiscal year 2003 at a weighted average wellhead price of $4.60 per Mcf for gas and $27.25 per Bbl for oil. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Note D of Notes to Consolidated Financial Statements.

Other

Through two subsidiaries, we own a parking garage and lease an office building (ONEOK Plaza) in downtown Tulsa, Oklahoma, where our headquarters is located. The parking garage is owned and operated by ONEOK Parking Company. ONEOK Leasing Company leases excess office space to others. The Other segment has no single external customer from which it receives ten percent or more of consolidated revenues.

On March 15, 2002, Magnum Hunter Resources (MHR) merged with Prize Energy Corp., reducing our direct ownership to approximately 11 percent and reducing the number of positions held by us on the MHR board of directors from two to one.

We began accounting for our investment in MHR as an available-for-sale security and, accordingly, marked the investment to fair value through other comprehensive income. During the second quarter of 2002, we sold our remaining shares of MHR common stock for a pre-tax gain of approximately $7.6 million, which is included in other income in 2002. We retained approximately 1.5 million stock purchase warrants. We also relinquished our remaining seat on MHR’s board of directors. The MHR investment and related equity income and loss are reported in the Other segment.

Executive Officers

All executive officers are elected at the annual meeting of directors and serve for a period of one year or until successors are duly elected.

Name and Position	Age		Business Experience in Past Five Years

David L. Kyle	50	2000 to present	Chairman of the Board of Directors, President and Chief Executive Officer
Chairman of the Board,		1997 to 2000	President and Chief Executive Officer
President and Chief		1995 to present	Member of the Board of Directors
Executive Officer		1994 to 1997	President and Chief Operating Officer, Oklahoma Natural Gas Company

Jim Kneale	51	2001 to present	Senior Vice President, Treasurer and Chief Financial Officer
Senior Vice President,		1999 to 2000	Vice President, Treasurer and Chief Financial Officer
Treasurer and Chief		1997 to 1999	President and Chief Operating Officer, Oklahoma Natural Gas Company
Financial Officer

John A. Gaberino, Jr.	61	1998 to present	Senior Vice President and General Counsel
Senior Vice President,		2001 to 2002	Corporate Secretary
General Counsel, and		1994 to 1998	Stockholder, Officer and Director, Gable & Gotwals
Corporate Secretary

Edmund J. Farrell	59	2001 to present	Senior Vice President – Administration, ONEOK, Inc.
Senior Vice President –		1999 to 2001	President and Chief Operating Officer, Oklahoma Natural Gas Company
Administration		1997 to 1999	Vice President, ONEOK Gas Marketing Company

John W. Gibson	50	2000 to present	President – Energy, ONEOK, Inc. (1)
President – Energy		1996 to 2000	Executive Vice President, Koch Energy, Inc.; President, Koch Midstream
Services; President, Koch Gateway Pipeline Company

Christopher R. Skoog	39	1999 to present	President, ONEOK Energy Marketing and Trading Company II
President, ONEOK		1995 to 1999	Vice President, ONEOK Gas Marketing Company
Energy Marketing and
Trading Company II

J.D. Holbird	53	1999 to present	President, ONEOK Resources Company
President, ONEOK		1997 to 1999	Vice President, ONEOK Resources Company
Resources Company

Phyllis Worley	52	2002 to present	President and Chief Operating Officer, Kansas Gas Service Company
President and Chief		2002-2002	Vice President – Administration, Oklahoma Natural Gas Company
Operating Officer,		2001 to 2002	Vice President – Western Region, Kansas Gas Service Company
Kansas Gas Service Company		1999 to 2001	Vice President – Southern Region, Kansas Gas Service Company
		1997 to 1999	Director – Southern Region, Kansas Gas Service Company
		1994 to 1997	Ponca City Area Manager, Oklahoma Natural Gas Company

Samuel Combs, III	45	2001 to present	President and Chief Operating Officer, Oklahoma Natural Gas Company
President and Chief		1999 to 2001	Vice President – Western Region, Oklahoma Natural Gas Company
Operating Officer,		1996 to 1999	Vice President – Oklahoma City District, Oklahoma Natural Gas Company
Oklahoma Natural
Gas Company

Roger Mitchell	51	2002 to present	President and Chief Operating Officer, Texas Gas Service Company
President and Chief		2001 to 2002	Vice President – Eastern Region, Oklahoma Natural Gas Company
Operating Officer,		1997 to 2001	Manager, Communications and Advertising
Texas Gas Service Company		1994 to 1997	District Manager Customer Services, Oklahoma Natural Gas Company

Beverly Monnet	44	2001 to present	Vice President, Controller and Chief Accounting Officer
Vice President,		1997 to 2001	Manager of Accounting, ONEOK Resources Company
Controller and Chief		1995 to 1997	Manager of Gas Accounting, Oklahoma Natural Gas Company
Accounting Officer

(1)	The Energy group includes the Gathering and Processing and Transportation and Storage segments.

No family relationships exist between any of the executive officers nor is there any arrangement or understanding between any executive officer and any other person pursuant to which the officer was selected.

ITEM 2. PROPERTIES

DESCRIPTION OF PROPERTY

Production

We own varying economic interests, including working, royalty and overriding royalty interests in 511 gas wells and 63 oil wells that are related to ongoing operations and 1,741 gas wells and 172 oil wells related to the discontinued component, some of which are completed in multiple producing zones. The interests in wells retained after the sale, which closed in January 2003, are in wells located primarily in Oklahoma. We own 66,262 net onshore developed leasehold acres and 10,432 net onshore undeveloped acres, after the sale, all located in Oklahoma. The discontinued component includes 131,068 net onshore developed acres and 31,772 net onshore undeveloped leasehold acres. We do not own any offshore acreage.

Gathering and Processing

We own and operate, lease and operate, or own an interest in natural gas processing plants in Oklahoma, Kansas and Texas with a processing capacity of approximately 1.993 Bcf/d, of which approximately 0.107 Bcf/d is currently idle. The capacity associated with plants owned or leased is approximately 1.776 Bcf/d, while the amount of the plant capacity that we own an interest in but do not operate is approximately 0.110 Bcf/d. We own a total of approximately 13,962 miles of gathering pipelines that supply our gas processing plants.

Our natural gas processing operations utilize two types of gas processing plants, field and straddle plants. Field plants aggregate volumes from multiple producing wells into quantities that can be economically processed to extract natural gas liquids and to remove water vapor and other contaminants. Straddle plants are situated on mainline natural gas pipelines and allow operators to extract natural gas liquids under contract from a natural gas stream when the market value of natural gas liquids separated from the natural gas stream is higher than the market value of the same unprocessed natural gas stream.

We own and operate or lease and operate two NGL storage facilities in Kansas. The total capacity of the facilities is approximately 18 MMBbls. We own and operate or lease and operate two fractionation facilities in Oklahoma and Kansas. The total fractionation capacity of the two facilities is approximately 95 MBbls/d.

Transportation and Storage

We own a combined total of approximately 2,858 miles of transmission pipeline in Oklahoma, approximately 204 miles in Kansas, and approximately 4,701 miles in Texas. Compression and dehydration facilities are located at various points throughout the pipeline system. In addition, we own four and lease one underground storage facilities located throughout Oklahoma, own three storage facilities in Kansas and own three storage facilities in Texas. The storage facilities primarily consist of land and mineral leasehold agreements, wells and equipment, rights of way, and cushion gas. The total working storage capacity of these facilities is approximately 59.6 Bcf, of which 9.5 Bcf is currently idle. Four of the Oklahoma storage facilities are located in close proximity to large market areas; the other storage facility is located in western Oklahoma and is leased through a long-term agreement. We have 3 Bcf of working storage capacity in that facility for our use. The storage facilities in Oklahoma, Kansas and Texas are connected to our pipelines and are located near unaffiliated intrastate and interstate pipelines, providing our storage customers with access to multiple markets.

Distribution

We own approximately 17,123 miles of pipeline and other distribution facilities in Oklahoma and approximately 12,223 miles of pipeline and other distribution facilities in Kansas. We own a number of warehouses, garages, meter and regulator houses, service buildings, and other buildings throughout Oklahoma and Kansas. We also own a fleet of trucks and maintain an inventory of spare parts, equipment, and supplies.

Lease acreage in producing units is held by production. Leases not held by production are generally for a term of three years and may require payment of annual rentals.

Marketing and Trading

We constructed a 300-megawatt gas-fired merchant power plant located in Logan County, Oklahoma adjacent to an affiliate’s gas storage facility. This plant is configured to supply electric power during peak periods with four gas-powered turbine generators.

Other

We own a parking garage and land, subject to a long-term ground lease. Located on this land is a seventeen-story office building with approximately 517,000 square feet of net rentable space. We also lease our office building under a lease term that expires in 2009 with six five-year renewal options. After the primary term or any renewal period, we can purchase the property at its fair market value. We occupy approximately 203,000 square feet for our own use and lease the remaining space to others.

OIL AND GAS RESERVES

As defined by the SEC, oil and gas production includes natural gas liquids in their natural state. Our gathering and processing operation produces natural gas liquids. The SEC excludes the production of natural gas liquids resulting from the operations of gas processing plants as an oil and gas activity. Accordingly, the following tables exclude information concerning the production of natural gas liquids by our processing operations.

All of the oil and gas reserves for our Production segment are located in the United States.

For quantities of our oil and gas reserves and the present value of estimated future net revenues from our oil and gas reserves see Notes U and V of the Notes to Consolidated Financial Statements.

We report our proved reserves on our operated oil and gas properties to the Energy Information Agency. These reported reserves are the same as the proved reserve amounts for these same properties used in our disclosures to the SEC, prior to applying the net ownership to the properties. We do not file our reserve estimates with any other governmental agency.

Quantities of Oil and Gas Produced

The following table sets forth the net quantities of oil and natural gas produced and sold, including intercompany transactions for the Production segment, for the periods indicated.

	Years Ended December 31,
Sales	2002	2001	2000
Continuing operations
Oil (MBbls)	273.0	261.0	143.0
Gas (MMcf)	7,370.0	8,000.0	7,759.0
Discontinued component
Oil (MBbls)	241.0	231.6	257.0
Gas (MMcf)	18,036.0	19,578.4	18,987.0

Average Sales Price and Production (Lifting) Costs

The following table sets forth the average sales prices and production costs for our Production segment for the periods indicated.

	Years Ended December 31,
	2002	2001	2000
Average Sales Price (a)
Continuing operations
Per Bbl of oil	$24.37	$23.88	$21.36
Per Mcf of gas	$3.49	$3.95	$2.00
Discontinued component
Per Bbl of oil	$25.00	$25.99	$21.46
Per Mcf of gas	$3.19	$3.89	$2.39
Average Production Costs
Continuing operations
Per Mcfe (b)	$0.68	$0.68	$0.60
Discontinued component
Per Mcfe (b)	$0.67	$0.68	$0.59

(a)	In determining the average sales price of oil and gas, sales to affiliates were recorded on the same basis as sales to unaffiliated customers. The effect of natural gas hedges on the average sales price is as follows: Year ended December 31, 2002, increase by $0.25 per Mcf; Year ended December 31, 2001, decrease by $0.45 per Mcf; Year ended December 31, 2000, decrease by $1.15 per Mcf and $7.90 per Bbl.

(b)	For the purpose of calculating the average production costs per Mcf equivalent, barrels of oil were converted to Mcf using six Mcfs of natural gas to one barrel of oil. Production costs, which include production taxes, are based on the combined wellhead market price of both continuing operations and the discontinued component, which averaged $24.65 per Bbl of oil and $3.02 per Mcf of gas in 2002 and $24.89 per Bbl of oil, $4.33 per Mcf of gas in 2001, and $29.33 per Bbl of oil and $3.43 per Mcf of gas in 2000, instead of the weighted average hedged price. Since oil is such a low percentage of our product mix, production costs are presented on an Mcfe basis rather than an Mcf and Bbl basis. The production tax component of the historical production cost per equivalent unit is as follows: Year ended December 31, 2002, $0.21 per Mcfe; Year ended December 31, 2001, $0.28 per Mcfe; Year ended December 31, 2000, $0.23 per Mcfe.

Wells and Developed Acreage

The following table sets forth the gross and net wells in which the Production segment had an interest at December 31, 2002.

	Gas	Oil
Continuing operations
Gross wells	511	63
Net wells	171	30
Discontinued component
Gross wells	1,741	172
Net wells	465	52

Gross developed acres and net developed acres by well classification are not available. Gross developed acres for both oil and gas are 115,475 acres for our continuing operations and 456,441 acres for the discontinued component. Net developed acres for both oil and gas is 66,262 acres for our continuing operations and 131,068 acres for the discontinued component.

Undeveloped Acreage

The following table sets forth the gross and net undeveloped leasehold acreage for our Production segment at December 31, 2002.

	Gross	Net
Continuing operations
Oklahoma	18,966.1	10,431.8
Discontinued component
Kansas	1,185.9	815.8
Mississippi	2.0	0.5
Oklahoma	125,328.5	30,468.7
Texas	3,109.5	487.3

Total	148,592.0	42,204.1

Of the net undeveloped acres, all of the retained acreage related to ongoing operations is in the Anadarko Basin area in the state of Oklahoma.

Net Development Wells Drilled

The following table sets forth the net interest in total development wells drilled, by well classification, for our Production segment for the periods indicated.

	Years Ended December 31,
	2002	2001	2000
Development
Continuing operations
Productive	8.8	11.9	16.6
Dry	—	0.6	1.8
Discontinued component
Productive	12.0	17.7	11.9
Dry	—	—	—

Total	20.8	30.2	30.3

We did not drill any exploratory wells in 2002, 2001, or 2000.

Present Drilling Activities

At December 31, 2002, the Production segment was participating in the drilling of nine wells. Our net interest in these wells amounts to 1.7 wells.

Future Obligations to Provide Oil and Gas

We do not have any future obligations to provide oil and gas related to our Production segment.

ITEM 3. LEGAL PROCEEDINGS

United States ex rel. Jack J. Grynberg v. ONEOK, Inc., ONEOK Resources Company, and Oklahoma Natural Gas Company, (CTN-8), No. CIV-97-1006-R, United States District Court for the Western District of Oklahoma, transferred, In re Natural Gas Royalties Qui Tam Litigation, MDL Docket No. 1293, United States District Court for the District of Wyoming. We are a defendant in an action initiated by Jack J. Grynberg, on behalf of the United States under the False Claims Act (31 U.S.C. § 729, et seq.). Similar complaints have been filed against approximately 75 other companies associated with the natural gas industry. The main allegation of the complaints is that, since at least 1985, the defendants have systematically undermeasured the volumes and/or the heating content of gas purchased from federal and

Indian lands, resulting in underpayment of royalties due the federal government and the various Indian tribes. Grynberg seeks to recover $5,000 to $10,000 for each violation of the False Claims Act as well as treble damages for any underpayment. The actions brought by Grynberg, together with certain other actions alleging underpayment of gas royalties to federal and Indian lessors, have been assigned to a multidistrict litigation proceeding in the United States District Court for the District of Wyoming for coordination of pretrial proceedings. The Court overruled the defendants’ initial motion to dismiss, but granted the motion of the United States to dismiss certain portions of the complaint. The order granting the motion of the United States is now on appeal. Meanwhile, the defendants are conducting discovery regarding whether Grynberg has met the unique jurisdictional prerequisites for maintaining an action under the False Claims Act. We will continue to vigorously defend all aspects of claims made against us in this litigation.

Southern Union Company v. Southwest Gas Corporation, et al., No. CIV-99-1294-PHX-ROS, United States District Court for the District of Arizona; ONEOK, Inc. v. Southern Union Company, No. 99-CV-0345-H(M), United States District Court for the Northern District of Oklahoma, transferred, No. CV-00-1812-PHX-ROS, in the United States District Court for the District of Arizona, on appeal of preliminary injunction, United States Court of Appeals for the Tenth Circuit, Case Number 99-5103; ONEOK, Inc. v. Southwest Gas Corporation, No. 00-CV-063-H(E), United States District Court for the Northern District of Oklahoma, transferred, No. CIV-00-1775-PHX-ROS, United States District Court for the District of Arizona; and Southwest Gas Corporation v. ONEOK, Inc., No. CIV-00-0119-PHX-ROS, United States District Court for the District of Arizona. In May of 1999 a series of lawsuits were filed in connection with failed attempts by us and Southern Union Company (“SUG”) to merge with Southwest Gas Corporation (“SWX”). We, SWX and SUG all sued each other and SUG made claims against a member of the Arizona Corporation Commission and other individuals, including our officers and directors. On August 6, 2002, SWX and SUG settled their claims against each other for the payment of $17.5 million by SWX to SUG. Shortly thereafter, on August 9, 2002, we and SWX settled our claims against each other for a payment of $3 million by us to SWX. On October 11, 2002, we and SUG announced to the Court an agreement in principle to settle the remaining claims between us, our current/former officers and directors and SUG. On January 3, 2003, we completed that settlement. In exchange for a payment of $5 million by us to SUG, SUG dismissed with prejudice its claims against us and our current/former officers and directors and we likewise dismissed with prejudice our claims against SUG. There are no further outstanding claims involving us in these cases.

In re ONEOK, Inc. Derivative Litigation, No. CJ-2000-00593, District Court of Tulsa County, Oklahoma (formerly Gaetan Lavalla, derivatively on behalf of nominal defendant ONEOK, Inc. v. Larry W. Brummett, et al., No. CJ-2000-598 and Hayward Lane, derivatively on behalf of nominal defendant ONEOK, Inc. v. Larry W. Brummett, et al.). On February 3, 2000, two substantially identical derivative actions were filed in the District Court in Tulsa, Oklahoma, by shareholders against the members of our Board of Directors for violation of their fiduciary duties by allegedly causing or allowing us to engage in fraudulent and improper schemes designed to “sabotage” Southern Union Company’s (“SUG”) competitive bid to acquire Southwest Gas Corporation (“SWX”) and secure regulatory approval for our own planned merger with SWX. Such conduct allegedly caused us to be sued by both SWX and SUG, which exposed us to millions of dollars in liabilities. The allegations are used as a basis for causes of action for intentional breach of fiduciary duty, derivative claim for negligent breach of fiduciary duty, class and derivative claims for constructive fraud, and derivative claims for gross mismanagement. Each plaintiff seeks a declaration that the lawsuit is properly maintained as a derivative action, the defendants, and each of them, have breached their fiduciary duties to us, an injunction permanently enjoining defendants from further abuse of control and committing of gross mismanagement and constructive fraud, and asks for an award of compensatory and punitive damages and costs, disbursements and reasonable attorney fees. A joint motion for consolidation of both derivative actions was filed on June 6, 2000, and a pretrial order was entered on that date consolidating the actions and establishing a schedule for a response to a consolidated petition. On July 21, 2000, the plaintiffs filed their consolidated petition. Stephen J. Jatras and J. M. Graves have been eliminated as defendants in the consolidated petition, but Eugene Dubay was added as a new defendant. The plaintiffs also dropped their class and derivative claim for constructive fraud, but added a new derivative claim for waste of corporate assets. On September 19, 2000, we, our independent directors (Anderson, Bell, Cummings, Ford, Fricke, Lake, Mackie, Newsom, Parker, Scott and Young), David Kyle, and Gene Dubay filed motions to dismiss the action for failure of the plaintiffs to make a pre-suit demand on our Board of Directors. In addition, our independent directors, David Kyle, and Gene Dubay filed motions to dismiss the Plaintiffs’ Consolidated Petition for failure to state a claim. On January 3, 2001, the Court dismissed the action without prejudice as to its claims against Larry Brummett. On February 26, 2001, the action was stayed until one of the parties notifies the court that a dissolution of the stay is requested.

Will Price, et al. v. Gas Pipelines, et al. (f/k/a Quinque Operating Company, et al. v. Gas Pipelines, et al.), 26th Judicial District, District Court of Stevens County, Kansas, Civil Department, Case No. 99C30. On June 8, 2001, a second amended petition was filed in this case as a purported class action against approximately 225 defendants, including us, one of our divisions and five of our subsidiaries. Plaintiffs later dismissed a number of defendants, including ONEOK

Resources Company, one of our subsidiaries. On February 21, 2002, plaintiffs filed a third amended petition, in order to add certain plaintiffs, dismiss Quinque Operating Company as a plaintiff, and amended certain of their substantive allegations. The third amended petition was purportedly filed on behalf of all producers and royalty owners who have lost money as a result of alleged mismeasurement of gas since 1974 by any of the now approximately 135 defendants. The third amended petition alleges that each of the defendants engaged in one or more specific “mismeasurement techniques” and conspired with one another to undermeasure the gas sold by the alleged class members. The third amended petition alleges that the aggregate alleged underpayment to all purported class members since 1974 is estimated to be tens of billions of dollars. One of our named subsidiaries, ONEOK WesTex Transmission, Inc., formerly Westar Transmission Co., is a former subsidiary of Kinder Morgan, and Kinder Morgan has agreed to assume the defense of ONEOK WesTex while reserving its rights and denying that it has any obligation to indemnify us against any loss suffered by ONEOK WesTex as a result of this litigation. Discovery in the case, except as to class certification and personal jurisdiction issues, has been stayed. Plaintiffs and defendants have served and responded to various discovery requests on the personal jurisdiction and class certification issues. One of our subsidiaries, ONEOK Gas Transportation, LLC, is contesting personal jurisdiction. On August 19, 2002, the court entered an order denying the defendants’ motion to dismiss the case. Oral argument on the personal jurisdiction motion of defendants contesting personal jurisdiction was held on August 29, 2002, but no decision has been rendered on that motion yet. Oral argument also was held on plaintiffs’ class certification motion on January 13, 2003; however, no decision has been rendered on that motion either. ONEOK intends to vigorously defend all aspects of the claims asserted in this case.

In the Matter of the Natural Gas Explosion at Hutchinson, Kansas during January, 2001, Case No. 02-E-0155, before the Secretary of the Department of Health and Environment. On July 23, 2002 the Division of Environment of the Kansas Department of Health and Environment (KDHE) issued an administrative order, which assesses a $180,000 civil penalty against our Kansas Gas Service division. The penalty is based upon allegations of violations of various KDHE regulations relating to our operation of hydrocarbon storage wells, monitoring requirements applicable to stored hydrocarbon products, and spill reporting in connection with the gas explosion at our Yaggy gas storage facility in Hutchinson, Kansas in January 2001. In addition, the order requires us to monitor existing unplugged vent wells, drill additional observation, monitoring and vent wells as directed by the KDHE, perform cleanup activities relating to certain brine wells, and prepare a geoengineering plan with respect to the Yaggy gas field. We timely filed an appeal of the administrative order. A status conference was held on February 12, 2003, and another one has been scheduled for April 10, 2003, regarding progress toward reaching an agreed consent order.

Loyd Smith, et al v. Kansas Gas Service Company, Inc., ONEOK, Inc., Western Resources, Inc., Mid Continent Market Center, Inc., ONEOK Gas Storage, L.L.C., ONEOK Gas Storage Holdings, Inc., and ONEOK Gas Transportation, L.L.C., Case No. 01-C-0029, in the District Court of Reno County, Kansas, and Gilley et al. v. Kansas Gas Service Company, Western Resources, Inc., ONEOK, Inc., ONEOK Gas Storage, L.L.C., ONEOK Gas Storage Holdings, Inc., ONEOK Gas Transportation L.L.C. and Mid-Continent Market Center, Inc., Case No. 01-C-0057, in the District Court of Reno County, Kansas. Two separate class action lawsuits were filed against us and several of our subsidiaries in early 2001 relating to certain gas explosions in Hutchinson, Kansas. The court certified two separate classes of claimants, which include all owners of real estate in Reno County, Kansas whose property had allegedly declined in value, and owners of businesses in Reno County whose income had allegedly suffered. The petitions seek recovery on behalf of the class claimants for an amount, which will fully and fairly compensate all members of the class.

Loyd Smith, et al v. Kansas Gas Service Company, Inc., ONEOK, Inc., Western Resources, Inc., Mid Continent Market Center, Inc., ONEOK Gas Storage, L.L.C., ONEOK Gas Storage Holdings, Inc., and ONEOK Gas Transportation, L.L.C., Case No. 03-C-0029, in the District Court of Reno County, Kansas. This class action lawsuit was filed against us, several of our subsidiaries, and others on January 17, 2003 relating to the gas explosions occurring in Hutchinson, Kansas in January 2001. The petition seeks recovery on behalf of residents of Reno County, Kansas, who have suffered or will suffer damage and/or economic losses relating to personal property and displacement costs. We have not been served in this matter, and intend to vigorously defend all aspects of the claims against us in this litigation once properly served.

ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II.

ITEM 5.    MARKET PRICE AND DIVIDENDS ON THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Market Information and Holders

Our common stock is listed on the New York Stock Exchange under the trading symbol OKE. The corporate name ONEOK is used in newspaper stock listings. The following table sets forth the high and low sales prices of our common stock for the periods indicated.

	Year Ended December 31, 2002		Year Ended December 31, 2001
	High	Low	High	Low
First Quarter	$20.92	$16.35	$24.34	$18.13
Second Quarter	$23.13	$19.71	$22.50	$19.01
Third Quarter	$22.18	$14.65	$20.48	$14.17
Fourth Quarter	$19.71	$17.43	$18.40	$16.15

The high and low sales prices for the first and second quarters of the year ended December 31, 2001, have been restated to give the effect of the 2001 two-for-one stock split.

There were 13,125 holders of record of our common stock at March 1, 2003.

Dividends

The following table sets forth the quarterly dividends declared on our common stock during the periods indicated.

	Years Ended December 31,
	2002	2001
First Quarter	$0.155	$0.155
Second Quarter	$0.155	$0.155
Third Quarter	$0.155	$0.155
Fourth Quarter	$0.155	$0.155

Quarterly dividends for the first and second quarters of the year ended December 31, 2001, have been restated to give the effect of the 2001 two-for-one stock split.

Our Revolving Credit Facility with Bank of American, N.A. and other financial institutions limits dividends and other distributions on our common stock. Under the most restrictive of these provisions, $143.8 million of retained earnings is so restricted. At December 31, 2002, $364.1 million was available for dividends on our common stock.

On November 21, 2002, our Board of Directors approved an increase in the quarterly dividend on our common stock to $0.17 per share that was applicable to the quarterly dividend declared in January 2003.

Equity Compensation Plan Information

The following table sets forth certain information concerning the Company’s equity compensation plans as of December 31, 2002.

				Number of Securities
				Remaining Available For
	Number of Securities	Weighted-Average		Future Issuance Under
	to be Issued Upon	Exercise Price of		Equity Compensation
	Exercise of Outstanding	Outstanding Options,		Plans (Excluding
Plan Category	Options, Warrants and Rights	Warrants and Rights		Securities in Column (a))
	(a)	(b)		(c)

Equity compensation plans approved by security holders	2,893,676	$18.51		11,595,783	(3)

Equity compensation plans not approved by security holders (1)	210,954	$20.01	(2)	530,000	(3)

Total	3,104,630	$18.61		12,125,783

(1)	Includes our Employee Non-Qualified Deferred Compensation Plan, the Deferred Compensation Plan for Non-Employee Directors and the Stock Compensation Plan for Non-Employee Directors. For a brief description of the material features of these plans, see Note R of the Notes to the Consolidated Financial Statements.

(2)	Compensation deferred into our common stock under our Employee Non-Qualified Deferred Compensation Plan and Deferred Compensation Plan for Non-Employee Directors is distributed to participants at fair market value on the date of distribution. The price used in the table is $19.20, which represents the price of our common stock at December 31, 2002.

(3)	Securities reserved for future issuance under our Deferred Compensation Plan for Non-Employee Directors are included in shares reserved for issuance under our Long-Term Incentive Plan, which is reflected in the table as an equity compensation plan approved by security holders.

ITEM 6. SELECTED FINANCIAL DATA

In accordance with a pronouncement of the Financial Accounting Standards Board’s Staff at the Emerging Issues Task Force meeting in April 2001, codified as EITF Topic No. D-95 (Topic D-95), we revised our computation of earnings per common share (EPS). We restated the EPS amounts for all periods to be consistent with the revised methodology and to give effect of the two-for-one stock split in 2001. See Note S of the Notes to the Consolidated Financial Statements.

In February 2003, we purchased approximately 9 million shares of our Series A Convertible Preferred Stock from Westar and converted the remaining 10.9 million shares of Series A Convertible Preferred Stock to 21.8 million shares of Series D Convertible Preferred Stock reflecting the two-for-one stock split in 2001. The Series D stock has a fixed annual cash dividend rate of 92.5 cents per share. As a result of this transaction, Topic D-95 will not apply to our computation of EPS beginning in February 2003.

The following table sets forth our selected financial data for each of the periods indicated.

	Years Ended December 31,						Years Ended August 31,
	2002		2001		2000		1999		1998
	(Millions of Dollars, except per share amounts)
Net revenues from continuing operations	$975.7		$826.4		$745.7		$571.0		$508.6
Operating income from continuing operations	$371.5		$255.6		$324.5		$203.9		$180.5
Income from continuing operations	$156.0		$78.8		$137.7		$99.1		$96.7
Income from operations of discontinued component	$10.6		$24.9		$5.8		$7.3		$5.1
Assets from discontinued component	$225.3		$227.9		$215.5		$223.1		$180.0
Total assets	$5,730.9		$5,853.3		$7,360.3		$3,024.9		$2,422.5
Long-term debt	$1,442.0		$1,744.2		$1,350.7		$837.0		$329.3
Total basic earnings per share	$1.40		$0.85		$1.23		$0.86		$0.96
Total diluted earnings per share	$1.39		$0.85		$1.23		$0.86		$0.96
Dividends per common share	$0.62		$0.62		$0.62		$0.62		$0.60
Percent of payout	44.6%		72.9%		50.4%		72.1%		62.5%
Ratio of earnings to fixed charges	3.24	x	1.74	x	2.80	x	3.89	x	5.28	x
Ratio of earnings to combined fixed charges and preferred stock dividend requirements	2.12	x	1.24	x	1.88	x	1.85	x	2.42	x

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Risk Factors

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

Forward-looking statements include the items identified in the preceding paragraph, the information concerning possible or assumed future results of operations and other statements contained or incorporated in this Form 10-K identified by words such as “anticipate,” “estimate,” “expect,” “intend,” “believe,” “projection” or “goal.”

You should not place undue reliance on the forward-looking statements. Known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Those factors may affect our operations, markets, products, services and prices. In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:

•	risks associated with any reduction in our credit ratings;
•	the effects of weather and other natural phenomena on sales and prices;
•	competition from other energy suppliers as well as alternative forms of energy;
•	the capital intensive nature of our business;
•	further deregulation, or “unbundling” of the natural gas business;
•	competitive changes in the natural gas gathering, transportation and storage business resulting from deregulation, or “unbundling,” of the natural gas business;
•	the profitability of assets or businesses acquired by us;
•	risks of marketing, trading, and hedging activities as a result of changes in energy prices or the financial condition of our trading partners;
•	economic climate and growth in the geographic areas in which we do business;
•	the uncertainty of gas and oil reserve estimates;
•	the timing and extent of changes in commodity prices for natural gas, natural gas liquids, electricity, and crude oil;

•	the effects of changes in governmental policies and regulatory actions, including, with respect to accounting policies, income taxes, environmental compliance, authorized rates, or recovery of gas costs;
•	the impact of unforeseen changes in interest rates, equity markets, inflation rates, economic recession and other external factors over which we have no control, including the effect on pension expense and funding resulting from changes in stock market returns;
•	risks associated with pending or possible acquisitions and dispositions, including our ability to finance or to integrate any such acquisitions and any regulatory delay or conditions imposed by regulatory bodies in connection with any such acquisitions;
•	the results of administrative proceedings and litigation involving the OCC, KCC, Texas regulatory authorities or any other local, state or federal regulatory body;
•	our ability to access capital and competitive rates on terms acceptable to us;
•	actions taken by Westar or its affiliates with respect to its investment in ONEOK, including, without limitation, the effect of a sale of our shares of common stock and preferred stock beneficially owned by Westar;
•	the risk of a significant slowdown in growth or decline in the U.S. economy, the risk of delay in growth or recovery in the U.S. economy or the risk of increased costs for insurance premiums, security or other items as a consequence of the September 11, 2001, or possible future terrorists attacks or war; and
•	the other factors listed in the reports we have filed and may file from time to time with the SEC.

Other factors and assumptions not identified above were also involved in the making of the forward-looking statements. The failure of those assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected.

Operating Environment and Outlook

The energy industry has undergone tremendous changes throughout the past decade and energy trading in the past 12 to 18 months. Our strategy has been and continues to be one of growth through acquiring assets that complement and strengthen each other, maximizing the earnings potential of existing assets through asset rationalization and consolidation and introducing regulatory initiatives that benefit us and our customers. We believe that the energy markets will continue to see deregulation, although it may be different than how certain markets have been deregulated to date. We will continue to focus on enhancing the earnings potential of our existing assets through acquiring assets that grow our operations into new market areas and complement our existing asset base.

Operating Highlights

Acquisitions and Capital Expenditures – On January 31, 2003, we closed the sale of some of the natural gas and oil producing properties of our production segment to Chesapeake Energy Corporation for a cash sales price of approximately $300 million. Pursuant to the sale, we sold natural gas and oil reserves in Oklahoma and Texas. The sale included approximately 1,900 wells, 482 of which were operated by us. We recorded a gain of approximately $74.4 million in the first quarter of 2003 related to this sale.

On January 3, 2003, we closed the purchase of all of the Texas assets of Southern Union for a cash purchase price of approximately $420 million, subject to a working capital adjustment to be determined within 90 days of the closing of the transaction. The acquisition makes us the fifth largest gas distributor in the U.S., with almost two million customers in Oklahoma, Kansas and Texas. The assets acquired consist of the third largest gas distribution business in Texas, with operations that serve approximately 535,000 customers, over 90 percent of which are residential.

On December 13, 2002, we closed the sale of some of our midstream natural gas assets for a sales price of approximately $92 million to an affiliate of Mustang Fuel Corporation, a private, independent oil and gas company. The assets that were sold are located in north central Oklahoma and include three processing plants and related gathering systems and our interest in a fourth processing plant. The sale of these assets is part of our strategy to dispose of assets that are not considered core assets for our future.

In early 2001, we increased our common ownership interest in MHR from approximately nine percent to over 21 percent through conversion of shares and redemption of MHR preferred stock to shares of MHR common stock, as well as exercising warrants. As a result, we began accounting for the MHR investment using the equity method of accounting. In March 2002, MHR merged with Prize Energy Corp., which reduced our direct ownership to approximately 11 percent and reduced the number of MHR board of director positions held by us from two to one. At that time, we began accounting for our investment in MHR as an available-for-sale security and, accordingly, marked the investment to fair value through other comprehensive income. In the second quarter of 2002, we sold our shares of MHR common stock for a pre-tax gain of approximately $7.6 million, which is included in other income in 2002. We retained approximately 1.5 million stock purchase warrants. We also relinquished our remaining seat on MHR’s board of directors. The MHR investment and related equity income and loss are reported in the Other segment.

During 2001, we completed construction of the Spring Creek Power Plant, located in Logan County, Oklahoma, and began operations in mid-2001. Four gas-powered turbines provide electricity during peak demand periods. We spent approximately $42.3 million in 2001 and $58.7 million in 2000 constructing the 300-megawatt plant.

In 2000, we made two significant asset acquisitions that greatly enhanced our Gathering and Processing, Transportation and Storage, and Marketing and Trading segments. The combined acquisitions included natural gas processing plants with a combined capacity of 1.6 Bcf/d, approximately 14,000 miles of gathering and transmission lines, and natural gas storage facilities with a combined capacity of approximately 10 Bcf and contributed to a significant increase in trading. The acquisition of these assets demonstrates execution of our strategy of growing through acquisition of assets that complement and strengthen each other.

Regulatory – In 2000, KGS was successful in obtaining temporary approval of weather normalization. KGS also obtained permanent approval of the WeatherProof Bill Program that had been a temporary program. As this is a permanent program, it will remain in effect until KGS requests the program cease. We believe that the successful implementation of these initiatives and programs will reduce the impact of weather on earnings and customer bills. In January 2003, KGS filed a rate case with the KCC to increase rates approximately $76 million. The KCC has 240 days to issue a final order on the rate case. If approved, the new rates will be effective for the 2003/2004 heating season. Until a final order is received, KGS will operate under the current rate schedules. The weather normalization rider was included in the rate case filing with the KCC in January 2003.

In 2001, the OCC issued an order denying ONG the right to collect $34.6 million in unrecovered gas costs incurred while serving customers during the 2000/2001 winter season. We appealed this Order to the Oklahoma Supreme Court and asked the OCC to stay the provisions of this Order, pending the outcome of our appeal. The OCC subsequently approved our request to stay this Order, which allowed ONG to collect the $34.6 million, subject to a refund had we ultimately lost the case. A Joint Stipulation approved by the OCC on May 16, 2002, settled a number of outstanding cases pending before the OCC, including the Commission’s inquiry into our gas cost procurement practices during the winter of 2000/2001. It also settled cases relating to an application seeking relief from improper and excessive purchased gas costs and an enforcement action against us, our subsidiaries and affiliated companies of ONG. In addition, all of the open inquiries related to the annual audits of ONG’s fuel adjustment clause for 1996 to 2000 were closed as a result of this Stipulation.

The Joint Stipulation has a $33.7 million value to ONG customers that will be realized over a three-year period. In July 2002, immediate cash savings were provided to all ONG customers in the form of billing credits totaling approximately $9.1 million, with an additional $1.0 million available for former customers returning to our system. If the additional $1.0 million is not fully refunded to customers returning to the ONG system by December 2005, the remainder will be included in the final billing credit. ONG has replaced certain gas contracts, which is expected to reduce gas costs by approximately $13.8 million due to avoided reservation fees between April 2003 and October 2005. Additional savings of approximately $8.0 million from the use of storage service in lieu of those contracts are expected to occur between November 2003 and March 2005. Any expected savings from the use of storage that are not achieved, any remaining billing credits not issued to returning customers and an additional $1.8 million credit will be added to the final billing credit scheduled to be provided to customers in December 2005. ONG operating income increased by $14.2 million for the fiscal year ended December 31, 2002, compared to 2001 as a result of this settlement and the revision of the estimated loss recorded in the fourth quarter of 2001.

Other – On January 1, 2003, we adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement 123) and will expense the fair value of all stock options beginning with options granted on or after January 1, 2003. See Note A of the Notes to Consolidated Financial Statements for disclosure of our pro forma net income and earnings per share information had we applied the provisions of Statement 123 for the years ended December 31, 2002, 2001 and 2000.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and operations are based on our consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America and included in this report on Form 10-K. Certain amounts included in or affecting our financial statements and related disclosure must be estimated, requiring us to make certain assumptions with respect to values or conditions which cannot be known with certainty at the time the financial statements are prepared. Therefore, the reported amounts of our assets and liabilities, revenues and expenses and associated disclosures with respect to contingent assets and obligations are necessarily affected by these estimates. We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. We believe that certain accounting policies are of more significance in our financial statement preparation process than others, as discussed below.

Energy Trading and Risk Management Activities – We engage in price risk management activities for both energy trading and non-trading purposes. Through 2002, we accounted for price risk management activities for our energy trading contracts in accordance with EITF 98-10. EITF 98-10 requires entities involved in energy trading activities to account for energy trading contracts using mark-to-market accounting. Forwards, swaps, options, and energy transportation and storage contracts utilized for trading activities are reflected at fair value as assets and liabilities from price risk management activities in the consolidated balance sheets. The fair value of these assets and liabilities is affected by the actual timing of settlements related to these contracts and current period changes resulting primarily from newly originated transactions and the impact of price movements. Changes in fair value are recognized in net revenues, on a net basis, in the consolidated statements of income. Market prices used to determine fair value of these assets and liabilities reflect management’s best estimate considering various factors, including closing exchange and over-the-counter quotations, time value and volatility underlying the commitments. Market prices are adjusted for the potential impact of liquidating our position in an orderly manner over a reasonable period of time under present market conditions.

During the third quarter of 2002, we adopted the applicable provisions of EITF 02-3. EITF 02-3 provides that all mark-to-market gains and losses on energy trading contracts should be presented on a net basis (energy contract sales less energy contract costs) in the income statement without regard to the settlement provisions of the contract. Prior to the third quarter of 2002, energy trading revenues and costs were presented on a gross basis. The historical financial results of all energy trading contracts have been restated to reflect the adoption of EITF 02-3. Energy trading revenues include natural gas, reservation fees, crude oil, natural gas liquids, and basis. Basis is the natural gas price differential that exists between two trading locations relative to the Henry Hub price.

In October 2002, the EITF of the FASB rescinded EITF 98-10. As a result, energy-related contracts that are not accounted for pursuant to Statement 133, will no longer be carried at fair value, but rather will be accounted for as executory contracts and accounted for on an accrual basis. As a result of the rescission of this statement, the EITF also agreed that energy trading inventories carried under storage agreements should no longer be carried at fair value but should be carried at the lower of cost or market.

The rescission is effective for all fiscal periods beginning after December 31, 2002 and for all existing energy trading contracts and inventory as of October 25, 2002. Additionally, the rescission applies immediately to contracts entered into on or after October 25, 2002. Changes to the accounting for existing contracts as a result of the rescission of EITF 98-10 will be reported as a cumulative effect of a change in accounting principle on January 1, 2003. At this time, we estimate this will result in a cumulative effect loss, net of tax, of approximately $141.0 million. Any impact from this change will be non-cash. All recoveries of the estimated value associated with this change in accounting will be recognized in operating income in future periods. The impact of adopting the rescission of EITF 98-10 will be included in the March 31, 2003 financial statements.

Regulation – Our intrastate transmission pipelines and distribution operations are subject to the rate regulation and accounting requirements of the OCC, KCC and TRC. Certain of our other transportation activities are subject to regulation by the FERC. Allocation of costs and revenues to accounting periods for ratemaking and regulatory purposes may differ from bases generally applied by non-regulated operations. Such allocations to meet regulatory accounting requirements are considered to be generally accepted accounting principles for regulated utilities, provided that there is a demonstrable ability to recover any deferred costs in future rates.

During the rate-making process, regulatory commissions may require a utility to defer recognition of certain costs to be recovered through rates over time as opposed to expensing such costs as incurred. This allows the utility to stabilize rates over time rather than passing such costs on to the customer for immediate recovery. This causes certain expenses to be deferred as a regulatory asset and amortized to expense as they are recovered through rates. Continued recovery of all regulatory assets is expected. Should recovery cease due to regulatory actions, a write-off of regulatory assets and stranded costs may be required.

Impairments – We assess for impairment of long-lived assets when indicators of impairment are present. An impairment is recognized if the undiscounted cash flows are not sufficient to recover the asset’s carrying amount. Impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair values are based on discounted future cash flows or information provided by sales and purchases of similar assets.

See further discussion of our significant accounting policies in Note A of Notes to the Consolidated Financial Statements.

Consolidated Operations

The following table sets forth certain selected financial information for the periods indicated.

	Years Ended December 31,
	2002	2001	2000
Financial Results	(Thousands of Dollars)
Operating revenues, excluding energy trading revenues	$1,894,851	$1,814,180	$1,932,591
Energy trading revenues, net	209,429	101,761	63,588
Cost of gas	1,128,620	1,089,566	1,250,527

Net revenues	975,660	826,375	745,652
Operating costs	456,339	437,233	301,723
Depreciation, depletion, and amortization	147,843	133,533	119,425

Operating income	$371,478	$255,609	$324,504

Other income	$12,426	$9,852	$40,419
Other expense	$19,038	$8,976	$21,944

Discontinued operations, net of taxes (Note C)
Income from discontinued component	$10,648	$24,879	$5,826

Cumulative effect of a change in accounting principle, net of tax	$—	$(2,151)	$2,115

Operating Results – Increased energy trading revenues, net in 2002 compared to 2001 were achieved by diversifying our portfolio to include crude oil and natural gas liquids. The increased use of storage and transport capacity also contributed to our ability to capture price volatility in energy trading. Mark-to-market earnings were $42.6 million in 2002 compared to $35.3 million in 2001 and contributed to the increase in energy trading revenues, net. Net revenues in 2002 include the $14.0 million recovery of a portion of the costs related to Enron sales contracts that were written off in the fourth quarter of 2001 and the $14.2 million adjustment due to the OCC settlement. Write-off of these costs totaled $72.0 million in 2001. We also benefited in the Marketing and Trading segment from the renegotiation of certain long-term transportation contracts in 2002.

Operating costs increased in 2002 compared to 2001 due primarily to higher employee costs.

Other income in 2002 includes a $7.6 million gain related to the sale of our investment in MHR, a $1.5 million gain related to the sale of certain Oklahoma property rights in the Transportation and Storage segment, and a $1.9 million gain related to the sale of certain Texas transmission assets in the Transportation and Storage segment. Other expense in 2002 includes $2.1 million of ongoing litigation costs associated with our terminated acquisition of Southwest and $8.0 million for the settlement of litigation with Southwest and Southern Union.

Interest expense decreased in 2002 compared to 2001 primarily due to the interest rate swaps we have in place that reduced interest expense by $20.6 million in 2002, compared to a $5.3 million reduction in 2001, from what the expense would have been with fixed rates. Interest expense also decreased due to the reduced balance in commercial paper and lower interest rates relating to commercial paper. See Note D of the Notes to Consolidated Financial Statements for further discussion of interest rate swaps.

A full year of operations of the assets acquired in March and April of 2000 contributed to increased net revenues in 2001 compared to 2000, despite lower energy prices in the latter part of 2001, and increased operating costs and depreciation, depletion and amortization. Our ability to successfully execute our transportation and storage arbitrage strategy also continued to favorably impact operating results. The impact of the OCC ruling related to the recovery of gas costs from the 2000/2001 winter reduced operating income by $34.6 million and the impact of the Enron bankruptcy reduced operating income by $37.4 million in 2001. Included in Other income for 2001 is $8.1 million in income from equity investments including MHR. Other expense in 2001 includes $3.7 million of ongoing litigation costs associated with the terminated acquisition of Southwest and a $1.5 million insurance deductible payment related to the Yaggy storage facility. The reduction in the effective tax rate for 2001 is the result of changes in estimates of prior year tax liabilities recorded in the third quarter.

Interest expense increased in 2001 compared to 2000 as a result of increased debt, primarily due to financing of acquisitions and increased working capital including unrecovered purchased gas costs. We had interest rate swaps in place that reduced interest expense by $5.3 million in 2001 from what the expense would have been with fixed interest rates. See Note K to the Notes to Consolidated Financial Statements for further discussion of interest rate swaps.

Marketing and Trading

Operational Highlights – Our Company’s marketing and trading operation purchases, stores, markets, and trades natural gas to both the wholesale and retail sectors throughout most of the United States. We have strong mid-continent region storage positions and transport capacity of 1 Bcf/d that allow us to trade natural gas from border to border and coast to coast. With total storage capacity of 80 Bcf, withdrawal capability of 2.4 Bcf/d and injection capability of 1.3 Bcf/d, we have direct access to most regions of the country and flexibility to capture volatility in the energy markets. We continue to enhance our strategy of focusing on higher margin business which includes providing reliable service during peak demand periods through the use of storage and transportation capacity.

We constructed a peak electric power generating plant in mid-2001. The 300-megawatt plant is located in Oklahoma adjacent to one of our natural gas storage facilities and is configured to supply electric power during peak demand periods. This plant allows us to capture the “spark spread premium,” which is the value added by converting natural gas to electricity, during peak demand periods.

During the first quarter of 2002, our Power segment was combined with our Marketing and Trading segment, eliminating the Power segment. This reflects our strategy of trading around the capacity of our electric generating plant. All segment data has been restated to reflect this change.

During the third quarter of 2002, we adopted certain provisions of EITF 02-3, which provides that all mark-to-market gains and losses on energy trading contracts should be presented on a net basis (energy contract sales less energy contract costs) in the income statement without regard to the settlement provisions of the contract. Prior to the third quarter of 2002, our energy trading revenues and costs were presented on a gross basis. The financial results of all energy trading contracts have been restated to reflect the adoption of EITF 02-3 for all periods presented. EITF 02-3 does not affect power-related revenues, which will continue to be reported on a gross basis.

In October 2002, the EITF rescinded EITF 98-10. As a result, energy-related contracts that are not accounted for pursuant to Statement 133, will no longer be carried at fair value, but rather will be accounted for as executory contracts and accounted for on an accrual basis. As a result of the rescission of this statement, the Task Force also agreed that energy-trading inventories carried under storage agreements should no longer be carried at fair value, but should be carried at the lower of cost or market.

The rescission is effective for fiscal periods beginning after December 31, 2002 and for all existing energy trading contracts and inventory as of October 25, 2002. Additionally, the rescission applies immediately to contracts entered into on or after October 25, 2002. Changes to the accounting for existing contracts as a result of the rescission of EITF 98-10 will be reported as a cumulative effect of a change in accounting principle on January 1, 2003. At this time, we estimate this will result in a cumulative effect loss, net of tax, of approximately $141.0 million. Any impact from this change will be non-cash. All recoveries of the estimated value associated with this change in accounting will be recognized in operating income in future periods. The impact of adopting the rescission of EITF 98-10 will be included in our March 31, 2003 financial statements.

The following tables set forth certain selected financial and operating information for the Marketing and Trading segment for the periods indicated.

	Years Ended December 31,
	2002	2001	2000
Financial Results	(Thousands of Dollars)
Energy trading revenues, net	$209,429	$101,761	$63,588
Power sales	71,749	28,101	—
Cost of power and fuel	67,646	21,234	—
Other revenues	948	1,659	2,894

Net revenues	214,480	110,287	66,482
Operating costs	27,674	32,846	14,321
Depreciation, depletion, and amortization	5,298	2,611	887

Operating income	$181,508	$74,830	$51,274

Other income, net	$(4,871)	$253	$—

Cumulative effect of a change in accounting principle, net of tax	$—	$—	$2,115

	Years Ended December 31,
	2002	2001	2000
Operating Information
Natural gas volumes (MMcf)	998,537	977,602	990,033
Natural gas gross margin ($/Mcf)	$0.13	$0.10	$0.06
Power volumes (MMwh)	2,228	467	—
Power gross margin ($/Mwh)	$1.73	$14.69	$—
Physically settled volumes (MMcf)(a)	1,990,371	1,989,186	1,915,511
Capital expenditures (Thousands)	$2,340	$43,486	$59,512

(a)	This represents the absolute value of gross transaction volumes for both buy and sell energy trading contracts that were physically settled.

Operating Results – Energy trading revenues include revenues related to trading natural gas, reservation fees, crude oil, natural gas liquids, and basis. Basis is the natural gas price differential that exists between trading locations relative to the Henry Hub natural gas price. We began actively trading crude oil and natural gas liquids in this segment in the first quarter of 2002.

Net revenues significantly increased in 2002 over 2001 while sales volumes increased only slightly. The increase in net revenues is attributable to our use of storage and transport capacity to capture the significant intra-month and regional price volatility from border to border and coast to coast. Our storage and transport capacity also enabled us to secure positive option value and favorable winter/summer spreads on stored gas volumes. In 2002, we also diversified our marketing and trading portfolio to include crude oil and natural gas liquids, which positively impacted our net revenues. We also benefited from the renegotiation of certain long-term transportation contracts. Power-related margins decreased in 2002 compared to 2001, despite higher sales volume, due to comparatively smaller spark spreads and reduced volatility in the Southwest Power Pool. In the first quarter of 2002, we sold our Enron bankruptcy claim, which added $10.4 million to our net revenues. Our net revenues for the years ended 2002, 2001 and 2000 include income recognized from mark-to-market accounting of approximately $42.6 million, $35.3 million and $24.3 million, respectively. As a percentage of energy trading revenues, net, mark-to-market earnings have declined each year, indicative of our strategy of focusing on our physical leased transportation and storage assets and enabling us to capture the embedded optionality we possess with the price volatility due to the physical changes in supply and demand.

Operating costs were lower in 2002 compared to 2001 as the prior year included a reserve for Enron-related bad debts of $14.5 million. Excluding the Enron-related reserve, operating costs were higher in 2002 due to increased employee costs and the addition of trading, risk management, and support personnel.

Other income, net decreased in 2002 compared to 2001 primarily due to an increase in fees paid to affiliated parties for use of corporate capital related to performance guarantees issued to OEMT.

Our natural gas sales volumes averaged 2.8 Bcf/d in 2002 and 2.7 Bcf/d in 2001 and 2000, while our margin per Mcf increased in 2002 over the prior year due to the price volatility in the market.

Capital expenditures in 2001 and 2000 consist primarily of costs related to the construction of the electric generating plant, which was completed in mid-2001.

The increase in our net revenues in 2001 compared to 2000 is attributable to our ability to capture higher margins by arbitraging regional price volatility through the use of our storage and transportation capacity. We were also able to capture wider winter/summer spreads on stored volumes and benefited from falling prices that positively impacted fuel costs associated with our long-term transportation contracts, while sales volumes decreased slightly. Increased operating costs were due primarily to increased personnel costs required to operate the expanded base of marketing and trading activities acquired in 2000. Also, the Enron bankruptcy resulted in a $22.9 million increase in cost of gas and a $14.5 million increase in operating costs, totaling a $37.4 million negative impact on operating results for 2001.

Gross margin per Mcf improved in 2001 compared to 2000, as we had fully integrated our mid-continent marketing and trading base following the acquisition in 2000 and were successfully executing our strategies for transportation and use of storage that focus on capturing higher margin sales.

Gathering and Processing

Operational Highlights – The Gathering and Processing segment is engaged in the gathering and processing of natural gas and the fractionation, storage and marketing of NGLs. Our Gathering and Processing segment currently has a processing capacity of approximately 1.993 Bcf/d, of which approximately 0.107 Bcf/d is currently idle. The capacity associated with plants owned or leased is approximately 1.776 Bcf/d, while the amount of the plant capacity that we own an interest in but do not operate is approximately 0.110 Bcf/d. Our Gathering and Processing segment owns approximately 13,962 miles of gathering pipelines that supply our gas processing plants.

In December 2002, we completed the sale of three processing plants and related gathering assets, along with interest in a fourth processing plant, all located in Oklahoma, to an affiliate of Mustang Fuel Corporation. The sale reduced our processing capacity by 0.136 Bcf/d. The capacity associated with plants owned or leased was reduced by 0.122 Bcf/d, while the amount of the plant capacity that we own an interest in but do not operate was reduced by 0.014 Bcf/d. The sale also reduced our gathering pipelines that supply our gas processing plant by approximately 2,800 miles.

The following tables set forth certain selected financial and operating information for the Gathering and Processing segment for the periods indicated.

	Years Ended December 31,
	2002	2001	2000
Financial Results	(Thousands of Dollars)
Natural gas liquids and condensate sales	$654,930	$587,842	$536,470
Gas sales	380,095	635,569	426,364
Gathering, compression, dehydration and processing fees and other revenues	98,196	91,406	73,879
Cost of sales	938,843	1,125,196	812,701

Net revenues	194,378	189,621	224,012
Operating costs	127,747	116,853	90,501
Depreciation, depletion, and amortization	33,523	29,201	22,692

Operating income	$33,108	$43,567	$110,819

Other income, net	$(1,119)	$(178)	$26,460

	Years Ended December 31,
	2002	2001	2000
Gas Processing Plants Operating Information
Total gas gathered (MMMBtu/d)	1,205	1,331	1,171
Total gas processed (MMMBtu/d)	1,411	1,420	1,206
Natural gas liquids sales (MBbls/d)	95	76	66
Natural gas liquids produced (MBbls/d)	73	74	69
Gas sales (MMMBtu/d)	343	391	315
Capital expenditures (Thousands)	$43,101	$51,442	$32,383

Operating Results – The increase in NGL and condensate sales revenues in 2002 compared to 2001 is primarily due to the additional sales volumes generated from the NGL pipeline facilities leased at the end of 2001. This increase was partially offset by a decrease in composite NGL prices and crude oil prices. The Conway OPIS composite NGL price based on our NGL product mix for 2002 decreased from $0.48 per gallon in 2001 to $0.40 per gallon in 2002. The average NYMEX crude oil price decreased from $26.60 per barrel in 2001 to $25.41 per barrel in 2002. Gas sales and cost of sales decreased in 2002 compared to 2001, due to lower volumes sold and decreases in natural gas prices. Average natural gas price for the mid-continent region decreased from $4.16 per MMBtu for 2001 to $3.00 per MMBtu in 2002. Lower sales volumes in 2002 compared to 2001 were primarily the result of the change in plant operations to decrease the NGL recovery in the first quarter of 2001 due to the high value of natural gas relative to NGL prices, which increased natural gas sales in 2001.

The increase in net revenues in 2002 compared to 2001 is primarily due to contractual changes, customer elections regarding processing, and the relative value of NGLs compared to natural gas. These increases were partially offset by the effects of an ice storm in the first quarter of 2002 that caused plant outages across much of Oklahoma, and the sale of certain gathering and processing assets in December 2002.

The increase in operating costs in 2002 compared to 2001 is primarily due to additional costs associated with the NGL pipeline facilities leased at the end of 2001. Operating costs also increased for customer charge offs, increased bad debt reserves and higher employee costs.

The increase in depreciation, depletion and amortization in 2002 compared to 2001 is primarily due to the $2.4 million loss taken in the third quarter associated with the gas processing plants that were sold in the fourth quarter of 2002. An additional loss of $1.3 million on the assets sold was taken in the fourth quarter and is included in other income, net. Depreciation expense also increased as a result of increased property, plant and equipment.

A full year of operation of assets acquired in early 2000 contributed to increased revenues and cost of sales for 2001 compared to 2000. However, decreased processing spreads and lower natural gas prices resulted in lower net revenues for 2001. In the first quarter of 2001, there were negative processing spreads for the first time in more than 10 years and intermonth volatility during the year was the greatest it had been at any time during that same 10-year period. The overall processing spread for 2001 was approximately 75 percent of the previous 10-year average of $1.29 per MMBtu. During the year, crude oil and natural gas prices ranged from $32.19 per barrel and $9.98 per MMBtu to $17.72 per barrel and $1.83 per MMBtu, respectively. The downturn of the economy reduced the demand for many NGL products, particularly ethane, which is a major component of plastic products. Additionally, record high inventories in natural gas and other petroleum products, such as propane, along with significantly warmer than normal temperatures across North America during the heating season lowered demand for natural gas, home heating oil and propane, causing weaker than expected prices in 2001.

Increased operating costs and depreciation, depletion, and amortization in 2001 were the result of a full year of operation for the assets acquired in 2000.

Volumes of natural gas gathered and processed, NGL sales, NGLs produced and gas sales increased for 2001 compared to 2000 primarily due to a full year of operation of the assets acquired in 2000, which provided increased processing and fractionation capacity. Average NGL prices for 2001 decreased compared to 2000, which offset the impact of the increased volumes. The Conway OPIS composite NGL price based on our NGL product mix for 2001 decreased 11 percent from $0.53 per gallon to $0.47 per gallon. Average natural gas prices increased for the same period despite decreases during the last half of 2001. The gas price for the mid-continent region increased 11 percent in 2001 from an average of $3.74 MMBtu to an average of $4.16 MMBtu.

Risk Management – At December 31, 2002 and 2001, the Gathering and Processing segment had a portion of its natural gas costs and NGL production hedged. We also used derivative instruments during 2002 and 2001 to minimize risk associated with price volatility. See Item 7A – Quantitative and Qualitative Disclosures About Market Risk and Note D of Notes to Consolidated Financial Statements.

Transportation and Storage

Operating Highlights – Our Transportation and Storage segment represents our intrastate natural gas transmission pipelines, natural gas storage and nonprocessable gas gathering facilities. We own or lease five storage facilities in Oklahoma, three in Kansas and three in Texas, with a combined working capacity of approximately 59.6 Bcf, of which 9.5 Bcf is temporarily idle. Our intrastate transmission pipelines operate in Oklahoma, Kansas and Texas and are regulated by the OCC, KCC, and TRC, respectively. In July 2002, we completed a transaction to transfer certain transmission assets in Kansas to our affiliated distribution company in Kansas. All historical financial and statistical information has been adjusted to reflect this transfer. In December 2002, certain Oklahoma storage property rights were sold and a long-term agreement was entered into with the purchaser, whereby we retain storage capacity consistent with our historical usage.

The following tables set forth certain selected financial and operating information for the Transportation and Storage segment for the periods indicated.

	Years Ended December 31,
	2002	2001	2000
Financial Results	(Thousands of Dollars)
Transportation and gathering revenues	$89,349	$102,092	$77,720
Storage revenues	37,101	37,645	38,464
Gas sales and other revenues	37,784	23,326	35,882
Cost of fuel and gas	46,650	49,626	42,876

Net revenues	117,584	113,437	109,190
Operating costs	46,694	42,357	34,645
Depreciation, depletion, and amortization	17,563	17,990	17,439

Operating income	$53,327	$53,090	$57,106

Other income, net	$4,649	$2,578	$3,240

	Years Ended December 31,
	2002	2001	2000
Operating Information
Volumes transported (MMcf)	507,972	486,866	486,542
Capital expenditures (Thousands)	$20,554	$32,378	$32,688

Operating results – Transportation and gathering revenues decreased in 2002 compared to 2001 primarily due to a decrease in the price of natural gas and its impact on the valuation of retained fuel. This was partially offset by an increase in the volumes transported. The average price of natural gas for the mid-continent region decreased 28 percent to $3.00 per MMBtu in 2002 compared to $4.16 per MMBtu in 2001. Gas sales and other revenues increased in 2002 compared to 2001 primarily due to increased gas inventory sales, partially offset by lower gas sales volumes associated with wellhead purchases on certain gathering facilities in Oklahoma.

Cost of fuel and gas decreased in 2002 compared to 2001 due to decreased natural gas prices for fuel and decreases in gas sales volumes and fuel volumes primarily associated with our wellhead purchases. These decreases were partially offset by adjustments resulting from the reconciliation of third party contractual storage and pipeline imbalance positions and costs related to gas inventory sales.

Increased gas inventory sales were the primary reason net revenues increased in 2002 compared to 2001. This increase was partially offset by costs resulting from the reconciliation of third party contractual storage and pipeline imbalance positions.

The increase in operating costs in 2002 compared to 2001 is due primarily to the settlement of certain legal proceedings, increased bad debt expense, and increased employee costs. Other income, net increased in 2002 compared to 2001 primarily due to a gain on the sale of certain storage assets in Oklahoma and transmission assets in Texas.

Transportation revenues increased for 2001 compared to 2000 due to higher retained fuel from a full year of operation of assets acquired in early 2000. The expiration of gas sales contracts acquired in early 2000 resulted in a decrease of $4.6 million in gas sales revenue in 2001. While revenues from unaffiliated companies decreased as gas sales contracts expired, revenues from transportation contracts replaced the margin generated by those expired gas sales contracts. The increase in cost of fuel in 2001 compared to 2000 is due to a full year of operation of the assets acquired in 2000 and increased gas prices.

Operating costs increased due to higher ad valorem taxes, labor and other operating costs associated with a full year of operation of the assets acquired in 2000. Depreciation, depletion and amortization also increased in 2001 due to the 2000 acquisitions.

Regulatory Initiatives – In a May 2000 OCC Order, our transportation assets in Oklahoma included in the Transportation and Storage segment became a separate regulated utility from the Distribution segment. We have flexibility in establishing transportation rates with customers; however, there is a maximum rate that we can charge our customers. We are competing for gathering and storage business at market-based rates.

Distribution

Operational Highlights – The Distribution segment provides natural gas distribution services in Oklahoma and Kansas. Our operations in Oklahoma are conducted through ONG, which serves residential, commercial, and industrial customers and leases pipeline capacity. Our operations in Kansas are conducted through KGS, which serves residential, commercial, and industrial customers. The Distribution segment serves about 80 percent of the population of Oklahoma and about 75 percent of the population of Kansas. ONG and KGS are subject to regulatory oversight by the OCC and KCC, respectively.

The following table set forth certain selected financial and operating information for the Distribution segment for the periods indicated.

	Years Ended December 31,
	2002	2001	2000
Financial Results	(Thousands of Dollars)
Gas sales	$1,140,257	$1,434,184	$1,198,604
Cost of gas	806,251	1,141,668	888,464

Gross margin	334,006	292,516	310,140
PCL and ECT revenues	59,877	55,206	59,205
Other revenues	20,510	21,578	16,128

Net revenues	414,393	369,300	385,473
Operating costs	243,170	237,657	210,252
Depreciation, depletion, and amortization	76,063	70,359	68,917

Operating income	$95,160	$61,284	$106,304

Other income, net	$(3,183)	$(3,566)	$(3,321)

Operating Results – The decrease in gas sales and cost of gas in 2002 compared to 2001 is primarily attributable to lower natural gas prices in 2002, as well as the recognition of unusually high natural gas prices in 2001 from the 2000/2001 winter. The OCC Joint Stipulation resulted in $14.2 million being recorded as a reduction in the cost of gas in 2002.

Gas sales and cost of gas increased in 2001 compared to 2000 due to a higher weighted average cost of gas. Although prices of natural gas decreased in the latter part of 2001 from their historically high levels during the winter of 2000/2001, the higher priced gas incurred during late 2000 and early 2001 were not immediately recovered from customers. Action taken by the OCC, combined with the functioning of our purchased gas cost recovery mechanisms, delayed the recovery and recognition of a portion of these high gas costs.

In the fourth quarter of 2001, we recorded a $34.6 million charge to cost of gas as a result of the OCC’s order limiting ONG’s recovery of gas purchase expense related to the 2000/2001 winter. This resulted in a decrease in gross margin on gas sales in

2001 compared to 2000. KGS gross margin increased $3.0 million in 2001 over 2000 due to impact of the Weather Normalization Program offsetting the warmer weather. ECT revenues decreased $3.4 million in 2001 from 2000 due largely to lower volumes delivered to electric generation customers due to milder summer weather.

Operating costs increased in 2002 compared to 2001 due primarily to increased employee costs.

Operating costs for 2001 increased over 2000 due to additional bad debt expense of $19.2 million incurred as a result of the increased natural gas prices during the winter of 2000/2001. This was partially offset by a reduction in operating costs due to the continuation of a successful cost containment program.

The following tables set forth certain selected financial and operating information for the Distribution segment for the periods indicated.

	Years Ended December 31,
	2002	2001	2000
Gross Margin per Mcf
Oklahoma
Residential	$2.48	$2.47	$2.76
Commercial	$2.20	$1.95	$1.97
Industrial	$1.39	$1.20	$1.09
Pipeline capacity leases	$0.29	$0.30	$0.27
Kansas
Residential	$2.54	$2.62	$2.53
Commercial	$1.94	$1.99	$2.00
Industrial	$1.42	$1.46	$1.62
Wholesale	$0.10	$0.09	$0.14
End-use customer transportation	$0.49	$0.61	$0.63

	Years Ended December 31,
	2002	2001	2000
Volumes (MMcf)
Gas sales
Residential	104,559	102,976	107,154
Commercial	36,456	40,578	40,713
Industrial	3,243	4,101	5,582
Wholesale	32,082	31,060	34,781

Total volumes sold	176,340	178,715	188,230
PCL and ECT	163,657	136,975	158,100

Total volumes delivered	339,997	315,690	346,330

Gross margin per Mcf for Oklahoma residential customers remained essentially the same for 2002 compared to 2001 due to volumes sold remaining flat for the two periods. The number of residential customers increased slightly due to fewer customers being disconnected.

Gross margin per Mcf increased for Oklahoma commercial and industrial customers in 2002 compared to 2001 due to lower volumes being sold. When volumes are lower, the tiered rate structure results in a greater percent of gas to be delivered at a higher delivery fee. The fixed customer fee per customer also results in a higher margin when sales are lower. The lower volumes are a result of economic factors causing commercial and industrial customers to reduce their overall consumption.

Gross margin per Mcf for Oklahoma PCL customers decreased for 2002 compared to 2001 due to the increase in volumes transported by high volume users and the rate per Mcf being less for high volume users. PCL volumes returned to a more normal level in 2002 after industrial customers curtailed production in 2001 due to high gas costs. Volume increases in 2002 were also due to customers moving from commercial and industrial rates to the new transport rates, and a marketing effort to add small usage PCL customers.

The decrease in Kansas’ residential and commercial gross margins per Mcf for 2002 from 2001 results from a decrease in weather normalization revenues. The Weather Normalization Program provides for additional revenues when heating degree days are less than normal and reduces revenue when heating degree days are greater than normal. The changes in revenue from the program do not impact the volumes sold and result in a per unit deviation.

Kansas industrial customers are billed on rates that decrease with increased volumes, or step rates, during the months of April through October. During these months, industrial customers are billed at base rates for the first block of volumes and they are billed at approximately half the base rate for a second block of volumes. A greater number of volumes were sold at the lower rate second block for 2002 compared to 2001, resulting in a lower unit margin for 2002.

End-use customer transportation (ECT) margins per Mcf decreased for 2002 compared to 2001 due to greater volumes sold to lower margin interruptible transport service customers. The increase in ECT volumes in 2002 from 2001 is largely due to the assumption of large volume customers by Kansas with the transfer of the MCMC transmission pipeline assets. Additionally, warmer and dryer weather increased volumes to irrigation and gas-fired electric generation customers.

The decrease in residential volumes sold in 2001 was due to warmer weather in 2001 compared to 2000. Industrial sales for Oklahoma and wholesale sales for Kansas decreased during the same period due to the movement of some customers to the PCL program in Oklahoma and the ECT program in Kansas.

Oklahoma’s gross margin per Mcf for industrial customers increased in 2001 compared to 2000 due to decreased volumes resulting in a greater percent of gas delivered at a higher cost under the tiered rate schedule. A full year of tariff rate reductions in 2001 resulted in a decrease to gross margin per Mcf for residential and commercial.

The decrease in PCL and ECT volumes in 2001 compared to 2000 was primarily due to the fact that some customers that use significant quantities of gas in their manufacturing process suspended manufacturing operations in late 2000 and early 2001 due to unusually high natural gas prices. These decreases were partially offset by reducing our minimum capacity requirements for customers to become eligible for PCL and ECT services pursuant to a regulatory order. The reduction of the minimum requirements allowed more low volume customers to be added to the customer base.

The following table sets forth certain selected financial and operating information for the Distribution segment for the periods indicated.

	Years Ended December 31,
	2002	2001	2000
Operating Information
Average number of customers	1,439,657	1,436,444	1,418,444
Customers per employee	623	611	572
Capital expenditures (Thousands)	$115,569	$133,470	$129,996

Our capital expenditure program includes expenditures for extending service to new areas, modifying customer service lines, increasing system capabilities, and general replacements and betterments. It is our practice to maintain and periodically upgrade facilities to assure safe, reliable, and efficient operations. The capital expenditure program included $18.3 million, $22.4 million, and $21.4 million for new business development in 2002, 2001, and 2000, respectively.

Regulatory Initiatives – KGS filed a rate case on January 31, 2003 to increase rates by $76 million. The KCC has up to 240 days to review the application and issue a final order. If approved, the new rates would become effective for the 2003/2004 winter heating season. Until regulatory approval is received, KGS will operate under the current rate schedules.

In January 2003, we closed on the purchase of all the Texas assets of Southern Union for $420 million, subject to adjustment. The gas distribution operations serve approximately 535,000 customers in cities located throughout the state of Texas, including the major cities of El Paso and Austin, as well as the cities of Port Arthur, Galveston, Brownsville, and others. Over 90 percent of the customers are residential. The acquisition will be reflected in our March 31, 2003 financial statements. Operating income for the Texas properties for the twelve months ending June 30, 2002, was $41.2 million, of which approximately 95 percent was related to the Texas distribution operations.

In July 2002, we completed a transaction to transfer certain transmission assets in Kansas from our Transportation and Storage segment to KGS. All historical financial and statistical information has been adjusted to reflect this transfer.

ONG continues to take an active role in response to the OCC’s Notice of Inquiry regarding the use of physical and financial instruments to hedge against fuel procurement volatility. ONG exercised provisions contained in a number of its gas supply contracts that allow us to fix the price of a portion of its gas supply. ONG fixed the price of approximately 37% of its anticipated 2002/2003 winter gas supply deliveries.

ONG received approval from the OCC to create a Voluntary Fixed Price pilot program that will enable its general sales customers to fix the gas cost portion of their bill for a specified winter period. The program was initiated to provide customers with a means of controlling their 2002/2003 gas bills. Over 20,000 customers signed up for this program for the first heating season.

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

The Joint Stipulation has a $33.7 million value to ONG customers that will be realized over a three-year period. In July 2002, immediate cash savings were provided to all ONG customers in the form of billing credits totaling approximately $9.1 million, with an additional $1.0 million available for former customers returning to our system. If the additional $1.0 million is not fully refunded to customers returning to the ONG system by December 2005, the remainder will be included in the final billing credit. ONG is replacing certain gas contracts, which is expected to reduce gas costs by approximately $13.8 million due to avoided reservation fees between April 2003 and October 2005. Additional savings of approximately $8.0 million from the use of storage service in lieu of those contracts are expected to occur between November 2003 and March 2005. Any expected savings from the use of storage that are not achieved, any remaining billing credits not issued to returning customers and an additional $1.8 million credit will be added to the final billing credit scheduled to be provided to customers in December 2005. ONG operating income increased by $14.2 million in 2002 compared to 2001 as a result of this settlement and the revision of the estimated loss recorded in the fourth quarter of 2001.

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

During 2000, the KCC issued an Order allowing KGS to recover additional costs of its gas purchase hedging program established to protect the price paid by customers for gas purchases. The KCC approved KGS’s WeatherProof Bill Program that had been a temporary program. This plan allows customers, at their discretion, to fix their monthly payment. The KCC also granted KGS weather normalization in December 2000 that minimizes weather-related revenue fluctuations.

Certain costs to be recovered through the ratemaking process have been recorded as regulatory assets in accordance with Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation.” Although no further unbundling of services is anticipated, should this occur, certain of these assets may no longer meet the criteria of a regulatory asset and, accordingly, a write-off of regulatory assets and stranded costs may be required. We do not anticipate that such a write-off of costs, if any, will be material.

Production

Operational Highlights – Our strategy is to concentrate ownership of natural gas and oil reserves in the mid-continent region in order to add value not only to our existing production operations but also to the related gathering, processing, marketing, transportation, and storage businesses. Accordingly, we focus on exploitation activities rather than exploratory drilling. As a result of our growth strategy through acquisitions and developmental drilling, the number of wells we operate increased in 2002 prior to the agreement to sell, discussed below, and are expected to increase again as we re-establish reserves. In our role as operator, we control operating decisions that impact production volumes and lifting costs. We continually focus on reducing finding costs and minimizing production costs.

We continually evaluate opportunities to sell properties at premium values when the market allows. In November 2002, we entered into an agreement to sell 1,913 of our wells for approximately $300 million. The assets sold and the results of their operations are reflected as a discontinued operation in the December 31, 2002 financial statements. All financial and statistical information for all periods presented has been restated to reflect the discontinued operation. After the sale, we will continue to own interests in 574 wells, and expect to continue to pursue our oil and gas strategy for growth.

During 2002, we acquired approximately $3.7 million in gas and oil properties. Through our developmental drilling program, we drilled 117 wells in 2002, of which 38 of the completed wells were retained, compared to 155 wells completed in 2001, of which 44 were retained.

The following tables set forth certain selected financial and operating information for the Production segment for the periods indicated.

	Years Ended December 31,
	2002	2001	2000
Financial Results of Continuing Operations	(Thousands of Dollars)
Natural gas sales	$25,693	$31,628	$15,542
Oil sales	6,654	6,232	3,055
Other revenues	107	47	278

Net revenues	32,454	37,907	18,875
Operating costs	8,332	8,351	6,103
Depreciation, depletion, and amortization	13,842	11,240	6,958

Operating income	$10,280	$18,316	$5,814

Other income, net	$(178)	$1,175	$545

Discontinued operations, net of taxes (Note C)
Income from discontinued component	$10,648	$24,879	$5,826

Cumulative effect of a change in accounting principle, net of tax	$—	$(2,151)	$—

	Years Ended December 31,
	2002	2001	2000
Operating Information
Proved reserves
Continuing operations
Gas (MMcf)	61,748	67,581	73,892
Oil (MBbls)	2,461	2,394	2,302
Discontinued component
Gas (MMcf)	177,828	165,386	180,829
Oil (MBbls)	2,787	2,117	2,037
Production
Continuing operations
Gas (MMcf)	7,370	8,000	7,759
Oil (MBbls)	273	261	143
Discontinued component
Gas (MMcf)	18,036	19,578	18,987
Oil (MBbls)	241	232	257
Average realized price (a)
Continuing operations
Gas ($/Mcf)	$3.49	$3.95	$2.00
Oil ($/Bbls)	$24.37	$23.88	$21.36
Discontinued component
Gas ($/Mcf)	$3.19	$3.89	$2.39
Oil ($/Bbls)	$25.00	$25.99	$21.46
Capital expenditures (Thousands)
Continuing operations	$17,810	$20,429	$17,202
Discontinued component	$21,824	$35,545	$16,833

(a)	The average realized price, above, reflects the impact of hedging activities.

All proved undeveloped reserves are attributed to locations directly offsetting (adjacent to) productive units.

Operating Results – Net revenues from continuing operations decreased in 2002 compared to 2001 due to lower realized gas prices. Hedging gains of $1.2 million are included in 2002 continuing operations, which partially offset the decline in gas prices. The net revenues for 2001 included hedging losses of $3.6 million. The 2002 revenues from continuing operations also include a recovery of $0.8 million related to the sale of our Enron claim on hedging contracts and income from the discontinued component includes $1.9 million related to the Enron claim. We also experienced lower gas production in 2002 compared to 2001. Operating costs from continuing operations remained flat in 2002 compared to 2001, reflecting lower maintenance costs that were offset by higher administrative costs. Depreciation, depletion and amortization for continuing operations increased in 2002 compared to 2001 due primarily to a higher depletion rate on the fields we retained.

Net revenues for continuing operations increased in 2001 compared to 2000, due to higher natural gas and oil prices and the $7.9 million negative impact of hedging activities in 2000.

Operating costs increased in 2001 as compared with 2000 as a result of higher production taxes. Depreciation, depletion and amortization increased in 2001 compared to 2000 due to increased production and a slightly higher average depletion rate.

Other income, net in 2001 primarily represents the gain from the sale of the Company’s 40 percent interest in K. Stewart.

Income from the discontinued component is significantly lower in 2002 compared to 2001 primarily due to the lower gas prices received in 2002 compared to 2001. Income from the discontinued component is higher in 2001 compared to 2000 due to the higher gas prices received in 2001 compared to 2000 and due to higher losses from gas hedges in 2000 compared to 2001.

The Production segment added 15.2 Bcfe of net reserves in 2002 related to the retained properties, including 9.3 Bcfe of proved developed, comprised of 6.1 Bcfe of proved developed producing and 3.2 Bcfe of proved non-producing. Other adjustments, primarily revision of prior estimates, reduced the year-end reserves of retained wells by 11.6 Bcfe. Production for the year ended December 31, 2002, on retained wells was 9.0 Bcfe.

Reserve additions for the discontinued component totaled 11.8 Bcfe of net reserves in 2002, of which 9.9 Bcfe were proved developed, made up of 8.3 Bcfe of proved developed producing and 1.6 Bcfe of proved non-producing. Other adjustments, primarily revisions of prior estimates, reduced the year-end reserves for the discontinued component by an additional 24.1 Bcfe. Production for the year ended December 31, 2002, for the discontinued component was 19.5 Bcfe.

Capital expenditures primarily relate to the drilling program, which consisted of drilling costs. Capital expenditures related to the drilling program for continuing operations were approximately $15.3 million, $19.2 million, and $16.7 million in 2002, 2001, and 2000, respectively. Capital expenditures related to the drilling program for discontinued component were $19.8 million, $34.0 million, and $16.1 million in 2002, 2001, and 2000, respectively.

Risk Management – The volatility of energy prices has a significant impact on the profitability of this segment. We utilized derivative instruments in 2002 in order to hedge anticipated sales of natural gas and oil production. During the third quarter of 2002, we lifted our natural gas production hedges through December 2004 and fixed the gain on the derivative instruments previously in place related to our natural gas production. We recognize the benefit from the fixed gain as each contract month expires. In 2002, we recognized $3.9 million in natural gas sales revenues related to these hedges. The fixed gains associated with these natural gas production hedges have been deferred in other comprehensive income and will be realized in the month that the natural gas production occurs.

At December 31, 2002, the Production segment had hedged 72 percent of its anticipated gas production and 62 percent of its anticipated oil production for fiscal year 2003 at a weighted average wellhead price of $4.60 per Mcf for gas and $27.25 per Bbl for oil. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Note D of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

General – A part of our strategy is to grow through acquisitions that strengthen and complement our existing assets. We have relied primarily on operating cash flow and borrowings from a combination of commercial paper, bank lines of credit, and capital markets for our liquidity and capital resource requirements. We expect to continue to use these sources, together with possible equity financings, such as our recent public common stock and equity unit offerings, for liquidity and capital resource needs on both a short and long-term basis. During 2001 and 2002, our capital expenditures were financed through operating cash flows and short and long-term debt.

Financing is provided through our commercial paper program, long-term debt and, as needed, through a revolving credit facility. Other options to obtain financing include, but are not limited to, issuance of equity, issuance of mandatory convertible debt securities, asset securitization and sale/leaseback of facilities.

In August 2002, the Company announced that it had completed its tender offer to purchase all of the outstanding 8.44% Senior Notes due 2004 and the 8.32% Senior Notes due 2007 for a total purchase price of approximately $65 million. The total purchase price included a premium of approximately $2.9 million and consent fees of approximately $1.8 million to purchase the notes, which are reflected in interest expense in the income statement.

In April 2002, the Company paid off $240 million of long-term floating rate notes that were issued in 2000.

Our credit rating is currently an “A” (stable outlook) by Standard and Poors and a “Baa1” with a watch for possible downgrade by Moody’s Investor Service. Our credit rating may be affected by a material change in our financial ratios or a material adverse event affecting our business. The most common criteria for assessment of our credit rating are the debt to capital ratio, pre-tax and after-tax interest debt coverage and liquidity. If our credit ratings were to be downgraded, the interest rates on our commercial paper would increase, resulting in an increase in our cost to borrow funds. In the event that we are unable to borrow funds under our commercial paper program and there has not been a material adverse change in our business, we have access to an $850 million revolving credit facility, which expires September 22, 2003.

Our energy marketing and trading business relies upon the investment grade rating of our senior unsecured long-term debt to satisfy credit support requirements with several counterparties. If our credit ratings were to decline below investment grade, our ability to participate in energy marketing and trading activity could be significantly limited. Without an investment grade rating, we would be required to fund margin requirements with the few counterparties with which we have Credit Support

Annex within our International Swaps and Derivatives Association Agreements with cash, letters of credit or other negotiable instruments. At December 31, 2002, the total notional amount that could require such funding in the event of a credit rating decline to below investment grade is approximately $44.2 million.

We have reviewed our commercial paper agreement, trust indentures, building leases, Bushton equipment leases, and marketing, trading and risk contracts and no rating triggers were identified. Rating triggers are defined as provisions that would create an automatic default or acceleration of indebtedness based on a change in our credit rating. The revolving credit agreement does contain a provision that would cause the cost to borrow funds to increase based on the amount borrowed under this agreement if our credit rating is negatively adjusted. This credit agreement also contains a default provision based on a material adverse change, but an adverse rating change is not defined as a default or material adverse change. We currently do not have any funds borrowed under this agreement. We also have no material guarantees of debt or other commitments to unaffiliated parties.

We are subject to commodity price volatility. Significant fluctuations in commodity price in either physical or financial energy contracts may impact our overall liquidity due to the impact the commodity price change has on items such as the cost of gas held in storage, recoverability and timing of recovery of regulated natural gas costs, increased margin requirements, collectibility of certain energy-related receivables and working capital. We believe that our current commercial paper program and debt capacity are adequate to meet our liquidity requirements associated with commodity price volatility.

Our pension plan is currently overfunded resulting in an asset reported on the balance sheet. Due to the poor performance of the equity market and lower interest rates, the market value of our pension fund assets has decreased and, accordingly, our pension benefit for our pension and supplemental retirement plans will decrease in 2003 from $20.8 million to $7.0 million. Should the value of our pension fund assets fall below our Accumulated Benefit Obligation, we would eliminate the asset and record a minimum pension liability on the balance sheet with the difference flowing through other comprehensive income, net of tax. We believe we have adequate resources to fund our obligations under our pension plan as deemed necessary.

During 2001, we put in place a stock buyback plan for up to 10 percent of our capital stock. The program authorized us to make purchases of our common stock on the open market with the timing and terms of purchases and the number of shares purchased to be determined by management based on market conditions and other factors. The purchased shares were held in treasury and available for general corporate purposes, funding of stock-based compensation plans, and resale at a future date or retirement. This plan expired in 2002. At that time, we had not purchased any stock under the plan.

Westar – On January 9, 2003, we entered into an agreement with Westar Energy, Inc. and its wholly owned subsidiary, Westar Industries, Inc., to repurchase a portion of the shares of our Series A Convertible Preferred Stock (Series A) held by Westar and to exchange Westar’s remaining 10.9 million shares of Series A for 21.8 million newly-created shares of ONEOK’s $0.925 Series D Non-Cumulative Convertible Preferred Stock (Series D). The Series A shares were convertible into two shares of common stock, reflecting the two-for-one stock split in 2001, and the Series D shares are convertible into one share of common stock. The Series D has substantially the same terms as the Series A, except that (a) the Series D has a fixed annual cash dividend of 92.5 cents per share, (b) the Series D is redeemable by us at any time after August 1, 2006, at a redemption price of $20, in the event that the closing price of our common stock exceeds $25 for 30 consecutive trading days, (c) each share of Series D is convertible into one share of our common stock, and (d) Westar may not convert any shares of Series D held by it unless the annual per share dividend for our common stock for the previous year is greater than 92.5 cents per share and such conversion would not subject us to the Public Utility Holding Company Act of 1935. Our new shareholder agreement also restricts Westar from selling more than five percent to any one person or to a group that already owns five percent or more of our common stock. The KCC approved our agreement with Westar on January 17, 2003. On February 5, 2003, we consummated the agreement by purchasing $300 million, or approximately 9 million shares (or approximately 18.1 million shares of common stock after the effects of the previous two-for-one stock split) of our Series A from Westar. We exchanged Westar’s remaining 10.9 million Series A shares for approximately 21.8 million shares of our newly-created Series D. Also, in connection with that transaction, a new rights agreement, a new shareholder agreement and a new registration rights agreement became effective. In addition, we agreed to register for resale, within 60 days after the February 5, 2003 closing, all of the shares of our common stock held by Westar, as well as all the shares of our Series D issued to Westar and all of the shares of our common stock issuable upon conversion of the Series D. As a result of this transaction and our recently completed common stock offering, Westar’s ownership interest in our company has been reduced from approximately 44.4 percent to approximately 27.4 percent on a fully diluted basis.

Oklahoma Corporation Commission – The OCC staff filed an application on February 1, 2001 to review the gas procurement practices of ONG in acquiring its gas supply for the 2000/2001 heating season to determine if these procurement practices were consistent with least cost procurement practices and whether ONG’s decisions resulted in fair, just and reasonable costs to its customers. On November 20, 2001, the OCC entered an order stating that ONG not be allowed to recover the balance in ONG’s unrecovered purchased gas cost (UPGC) account related to the unrecovered gas costs from the 2000/2001 winter effective with the first billing cycle for the month following the issuance of a final order. This order halted ONG’s recovery process effective December 1, 2001. On December 12, 2001, the OCC approved a request to stay the order and allowed ONG to begin collecting unrecovered gas costs, subject to refund had ONG ultimately lost the case. In the fourth quarter of 2001, we recorded a charge of $34.6 million as a result of this OCC order. In April 2002, we, along with the staff of the Public Utility Division and the Consumer Services Division of the OCC, the Oklahoma Attorney General, and other stipulating parties filed a joint stipulation agreement proposing settlement of this and other issues. A hearing with the OCC was held in May 2002 and an order approving the settlement was issued at that time. As a result, we recorded a $14.2 million recovery in the second quarter of 2002 and have the potential of an additional $8.0 million recovery before December 2005 depending upon the potential value that could be generated by gas storage savings.

Enron – Enron North America was the counterparty in certain of the financial instruments discussed in our Annual Report on Form 10-K for the year-ended December 31, 2001. Enron Corporation and various subsidiaries, including Enron North America, filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code on December 3, 2001. In 2001, we recorded a charge of $37.4 million to provide an allowance for forward financial positions and to establish an allowance for uncollectible accounts related to previously settled financial and physical positions with Enron. In the first quarter of 2002, we recorded a recovery of approximately $14.0 million as a result of an agreement to sell our Enron claim to a third party, which is subject to normal representations as to the validity, but not the collectibility, of the claims and the guarantees from Enron.

The filing of the voluntary bankruptcy proceeding by Enron created a possible technical default related to various financing leases tied to our Bushton gas processing plant in south central Kansas. We acquired the Bushton gas processing plant and related leases from Kinder Morgan in April 2000. Kinder Morgan had previously acquired the plant and leases from Enron. Enron is one of three guarantors of these Bushton plant leases; however, we are the primary guarantor. In January 2002, we were granted a waiver on the possible technical default related to these leases. We will continue to make all payments due under these leases.

Cash Flow Analysis

Operating Cash Flows – We had a significant increase in earnings in 2002 compared to 2001. In addition, the changes in accounts receivable and accounts payable are primarily due to an increase in energy trading revenues, net. Energy trading revenues, net increased due to our use of storage and transport capacity to capture the significant intra-month and regional price volatility. In 2002, we also diversified our marketing and trading portfolio to include crude oil and natural gas liquids. These increases were partially offset by decreases in accounts receivable and accounts payable due to lower natural gas prices in 2002. In addition, we had a full year of operations of the electric generating plant in 2002 compared to 2001. The increase in deferred income taxes is primarily due to increased mark-to-market income in 2002 compared to 2001 and additional tax depreciation taken in 2002.

In 2001, the changes in cash flows provided by operating activities primarily reflect changes in working capital accounts, deferred income taxes and price risk management assets and liabilities. The increase in deferred income taxes is primarily due to accelerated depreciation in 2001. The increase in price risk management assets and liabilities is primarily due to the Marketing and Trading segment’s gas in storage, which is included in price risk management assets on the consolidated balance sheet. The level of gas held in storage is higher at December 31, 2001, compared to December 31, 2000, due to warmer weather in 2001. Cash flow from operating activities was positively impacted in 2001 due to the reduction of accounts receivable, which was partially offset by increased cash used for payment of accounts payable and gas in storage and reduced recovery of unrecovered purchased gas costs. Receivables and payables were higher than normal at December 31, 2000, due to higher gas prices and the integration of the businesses acquired in 2000.

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

Investing Cash Flows – Proceeds from the sale of property include approximately $92 million related to the sale of some of our midstream natural gas assets to an affiliate of Mustang Fuel Corporation, a private, independent oil and gas company. Proceeds from the sale of equity investments represent the sale of our interest in MHR in 2002.

Capital expenditures in 2001 and 2000 include approximately $42.3 million and $58.7 million, respectively, for the construction of the electric generating plant. In 2001, we were reimbursed by an unaffiliated company for approximately $14 million of the costs incurred to construct a pipeline in the Transportation and Storage segment. Due to regulatory treatment, this amount is recorded as a deferred credit in the balance sheet and amortized to income. We also received approximately $7.9 million related to the sale of assets in the Production segment in 2001. Acquisitions in 2001 include $14.5 million of purchase price adjustments, which resulted in an increase to goodwill, relating to the Kinder Morgan acquisitions.

Financing Cash Flows – Our capitalization structure is 47 percent equity and 53 percent long-term debt at December 31, 2002, compared to 42 percent equity and 58 percent long-term debt at December 31, 2001. Our capitalization structure including notes payable is 43 percent equity and 57 percent total debt at December 31, 2002, compared to 35 percent equity and 65 percent total debt at December 31, 2001. The change in our capital structure is primarily due to the retirement of approximately $300 million of long-term debt and $335 million of notes payable and earnings in excess of dividends in 2002. At December 31, 2002, $1.5 billion of long-term debt, including current maturities, was outstanding. As of that date, we could have issued $1.1 billion of additional long-term debt under the most restrictive provisions contained in our various borrowing agreements.

The Board of Directors has authorized up to $1.2 billion of short term financing to be procured as necessary for our operations. We have an $850 million Revolving Credit Facility with Bank of America, N.A. and other financial institutions with a maturity date of September 22, 2003. This credit facility is primarily used to support the commercial paper program. At December 31, 2002, $265.5 million of commercial paper was outstanding.

In April 2001, we issued a $400 million, ten year, fixed rate note to refinance short-term debt. In July 2001, we entered into interest rate swaps on debt with a term equal to the term of the notes. The interest rate under these swaps resets periodically based on the three-month London InterBank Offered Rate (LIBOR) or the six-month LIBOR at the reset date. In October 2001, we entered into an agreement to lock in the interest rates for each reset period under the swap agreements through the first quarter of 2003. In January 2003, the rates were locked through the first quarter of 2004. In December 2001, we entered into interest rate swaps on a total of $200 million in fixed rate long-term debt through the term of the note. The interest rate under these swaps resets periodically based on the six-month LIBOR at the reset date. The average interest rate of the $600 million in notes is 6.971 percent. Under the current swap agreements, the average interest rate of the notes is an all-in LIBOR rate of approximately 3.516 percent. The all-in LIBOR rate refers to the average LIBOR rate plus or minus the ONEOK basis spread for all swaps. The swaps resulted in approximately $20.6 million of interest savings in 2002 and are expected to generate an estimated $23.0 million in interest savings in 2003.

On July 18, 2001, we filed a shelf registration statement on Form S-3 for the issuance and sale of shares of our common stock and debt securities in one or more offerings with an aggregate offering price of up to $500 million. On December 20, 2002, we amended the shelf registration statement on Form S-3 to increase the aggregate offering price of securities to be issued under the shelf registration statement to $1.0 billion and to add some additional securities, including preferred stock, stock purchase contracts and stock purchase units.

On January 12, 2003, we announced plans for concurrent offerings of our common stock and equity units under our $1.0 billion shelf registration statement. On January 28, 2003, we issued 12 million shares of common stock at the public offering price of $17.19 per share, resulting in net proceeds to us, after underwriting discounts and commissions, of $16.524 per share, or $198.3 million in the aggregate. We granted the underwriters a 30-day over-allotment option to purchase up to an additional 1.8 million shares of our common stock at the same price, which was exercised on February 7, 2003, at the same price per share, resulting in additional net proceeds to us of $29.7 million.

Also, on January 28, 2003, we issued 14 million equity units at a public offering price of $25 per unit, resulting in net proceeds to us, after underwriting discounts and commissions, of $24.25 per share, or $339.5 million in the aggregate. An over-allotment option allowing the purchase of an additional 2.1 million equity units was exercised on January 31, 2003, increasing the net proceeds to $390.4 million. Each equity unit consists of a stock purchase contract for the purchase of shares of our common stock and, initially, a senior note due February 16, 2008, issued pursuant to our existing Indenture with SunTrust Bank, as trustee. The equity units carry a total annual coupon rate of 8.5% (4.0% annual face amount of the senior notes plus 4.5% annual contract adjustment payments). Each stock purchase contract issued as a part of the equity units carries a maximum conversion premium of up to 20 percent over the $17.19 closing price of our common stock on January 22, 2003, and a floor of $17.19 per share.

In February 2003, $300 million of the proceeds from these offerings was used to repurchase approximately 9 million shares, or 18.1 million shares of common stock after the effects of the previous two-for-one stock split of our Series A Convertible Preferred Stock from Westar. The remaining 10.9 million shares of Series A Convertible Preferred Stock owned by Westar were exchanged for approximately 21.8 million shares of ONEOK’s $0.925 Series D Convertible Preferred Stock. The Series A shares were convertible into two shares of common stock, reflecting the two-for-one stock split in 2001, and the Series D shares are convertible into one share of common stock. The Series D Convertible Preferred Stock has an annual dividend rate of $0.925 per share. Because the Series D Convertible Preferred Stock does not participate in earnings above the amount of the stated dividend rate, we will not be required to apply the provisions of EITF Topic D-95 beginning in February 2003. Under Topic D-95, we were required to reduce EPS by the dilutive effect of the two-class method of EPS computation.

Both Standard and Poors and Moody’s Investment Services consider the equity units to be part equity and part debt. For purposes of computing capitalization ratios, these rating agencies adjust the capitalization structure. Standard and Poors considers the equity units to be equal amounts of debt and equity for the first three years, with the effect being to increase shareholders’ equity by the same amount as debt. Moody’s Investment Services considers 25 percent of the equity units to be debt and 75 percent to be shareholders’ equity.

The following table sets forth the actual capitalization structure at December 31, 2002, the capitalization structure had the common stock and equity units issued under the concurrent offerings been issued on December 31, 2002, and the capitalization structure as it would be adjusted by Standard and Poors (S&P). The proceeds from the common stock and equity issuances were used to repurchase $300 million of our Series A Convertible Preferred Stock from Westar and to pay off commercial paper as reflected in the table below.

	Year Ended December 31, 2002
	Actual	Adjustments	Pro Forma	S&P’S Adjustments	S&P’S Pro Forma	Ratios
Notes payable	$265,500	$(265,500)	$—	$—	$—
Current maturities of long-term debt	6,334	—	6,334	—	6,334
Long-term debt, excluding current maturities	1,511,118	402,500	1,913,618	—	1,913,618

Total debt	1,782,952	137,000	1,919,952	—	1,919,952	54.0%

Shareholders’ equity	1,365,612	(129,464)	1,236,148	402,500	1,638,648	46.0%

Total capitalization	$3,148,564	$7,536	$3,156,100	$402,500	$3,558,600	100.0%

At the end of year three, S&P presumes the cash received from the issuance of the equity units is used to pay off debt. The following table sets forth our pro forma capitalization structure at year three as it would be adjusted by S&P.

	Year 1 Pro forma	Debt Reduction	Year 3 Pro forma	Ratios
Notes payable	$—	$—	$—
Current maturities of long-term debt	6,334	—	6,334
Long-term debt, excluding current maturities	1,913,618	(402,500)	1,511,118

Total debt	1,919,952	(402,500)	1,517,452	48.1%

Shareholders’ equity	1,638,648	—	1,638,648	51.9%

Total capitalization	$3,558,600	$(402,500)	$3,156,100	100.0%

The following table sets forth the actual capitalization structure at December 31, 2002, the pro forma capitalization structure had the common stock and equity units issued under the concurrent offerings been issued on December 31, 2002, and the pro forma capitalization structure as it would be adjusted by Moody’s Investment Services.

	Year Ended December 31, 2002
	Actual	Adjustments	Pro Forma	Moody’s Adjustments	Moody’s Pro Forma	Ratios
Notes payable	$265,500	$(265,500)	$—	$—	$—
Current maturities of long-term debt	6,334	—	6,334	—	6,334
Long-term debt, excluding current maturities	1,511,118	402,500	1,913,618	(301,875)	1,611,743

Total debt	1,782,952	137,000	1,919,952	(301,875)	1,618,077	51.3%

Shareholders’ equity	1,365,612	(129,464)	1,236,148	301,875	1,538,023	48.7%

Total capitalization	$3,148,564	$7,536	$3,156,100	$—	$3,156,100	100.0%

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations to make future payments under our current debt agreements, operating lease agreements and fixed price contracts. For further discussion of the debt and operating lease agreements, see Notes K and M, respectively, of Notes to the Consolidated Financial Statements.

	Payments Due by Period
Contractual Obligations	Total	2003	2004	2005	2006	2007	Thereafter
	(Thousands of Dollars)
Long-term debt	$1,442,037	$6,334	$6,334	$356,334	$306,334	$6,334	$760,367
Notes payable	265,500	265,500	—	—	—	—	—
Operating leases	321,817	39,247	35,409	36,750	49,966	35,965	124,480
Storage contracts	53,617	19,948	13,738	8,400	5,314	4,974	1,243
Firm transportation contracts	224,993	50,543	43,490	39,038	37,663	31,442	22,817
Purchase commitments,
rights-of-way and other	15,824	3,589	3,520	3,490	2,440	1,409	1,376

Total contractual obligations	$2,323,788	$385,161	$102,491	$444,012	$401,717	$80,124	$910,283

Long-term debt as reported in the consolidated balance sheets includes unamortized debt discount and the mark-to-market effect of interest rate swaps. The table set forth above does not include $402.5 million of long-term debt incurred in connection with our public offering of equity units in January 2003. Operating leases and purchase commitments, rights-of-way and other include approximately $0.5 million and $2.2 million for 2008, respectively, of annual commitments, but are not included in the above table beyond 2008 due to the impracticality of calculating the future commitment. Purchase commitments exclude commodity purchase contracts. The Distribution segment is party to fixed price transportation contracts. However, the costs associated with these contracts are recovered through rates as allowed by the applicable regulatory agency and are excluded from the above table.

Trading Activities

Forwards, swaps, options, and energy transportation and storage contracts utilized for trading activities are reflected at fair value as assets and liabilities from price risk management activities in the consolidated balance sheets. The amounts include the cost of gas in storage, option premiums and the mark-to-market component (fair value). We utilize third party references for pricing points from NYMEX and third party over-the-counter brokers to establish the commodity pricing and volatility curves used in our valuation method to establish fair value. We believe the reported transactions from these sources are the most reflective of current market prices. Fair values are subject to change based on valuation factors.

The following table sets forth the fair value component of the price risk management assets and liabilities, which result from the Marketing and Trading segment’s energy trading portfolio.

Fair Value Component of Price Risk Management Assets and Liabilities
(Thousands of Dollars)
Net fair value of contracts outstanding at December 31, 2001	$59,612
Contracts realized or otherwise settled during the period	92,004
Fair value of new contracts when entered into during the period	(3,683)
Changes in fair values attributable to changes in
valuation techniques and assumptions	—
Other changes in fair value	(45,766)

Net fair value of contracts outstanding at December 31, 2002	$102,167

The net fair value of contracts outstanding at December 31, 2002 includes energy trading contracts accounted for under mark-to-market accounting. The net fair value of contracts outstanding includes the effect of settled energy contracts and current period charges resulting primarily from newly originated transactions and the impact of price movements on the fair value of price risk management assets and liabilities attributable to the Marketing and Trading segment’s activities.

The following table sets forth the Marketing and Trading segment’s maturity of energy trading contracts based on heating injection and withdrawal periods from April through March. This maturity schedule is consistent with the Marketing and Trading segment’s business strategy. The Marketing and Trading segment has contracted over 39 Bcf of storage with an affiliate, which is excluded from outstanding fair value at December 31, 2002, in accordance with accounting principles generally accepted in the United States of America.

	Fair Value of Contracts at December 31, 2002
Source of Fair Value (1)	Matures through March 2003	Matures through March 2006	Matures through March 2008	Matures after March 2008	Total fair value
	(Thousands of Dollars)
Prices actively quoted (2)	$19,396	$2,205	$—	$—	$21,601
Prices provided by other external sources (3)	$(76,192)	(39,444)	(5,808)	(2,137)	$(123,581)
Prices based on models and other
valuation models (4)	$102,290	82,387	17,309	2,161	$204,147

Total	$45,494	$45,148	$11,501	$24	$102,167

(1)	Fair value is the mark-to-market component of forwards, swaps, option, and energy transportation and storage contracts, net of applicable reserves utilized for trading activities. These fair values are reflected as a component of assets and liabilities from price risk management activities in the consolidated balance sheets.
(2)	Values are derived from energy market price quotes from national commodity trading exchanges that primarily trade future and option commodity contracts.
(3)	Values are obtained through energy commodity brokers or electronic trading platforms, whose primary service is to match willing buyers and sellers of energy commodities. Because of the large energy broker network, energy price information by location is readily available.
(4)	Values primarily include natural gas storage and transportation capacity. Values derived in this category utilize market price information from the two other categories as well as other modeling assumptions that include, among others, assumptions for liquidity, credit, time value, volatility and other external attributes. Values attributable to storage models are determined on a heating injection/withdrawal model.

The following table sets forth the Marketing and Trading segment’s financial and commodity risk from fixed-price transactions at December 31, 2002.

	Investment	Below Investment
	Grade Credit	Grade Credit
	Quality (1)	Quality
	(Thousands of Dollars)
Gas and electric utilities	$9,354	$(8,160)
Financial institutions	(40,587)	—
Oil and gas producers	(20,044)	(6,607)
Industrial and commercial	1,386	90
Other	4	341

Total	$(49,887)	$(14,336)
Credit and other reserves	—	—

Net value of fixed-price transactions	$(49,887)	$(14,336)

(1)	Investment grade is primarily determined using publicly available creditratings along with consideration of cash prepayments, cash managing, standby letters of credit and parent company guarantees. Included in Investment Grade are counterparties with a minimum Standard and Poors’ or Moody’s rating of BBB- or Baa3, respectively.

Impact of Recently Issued Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (Statement 143). Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement 143 is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of adopting Statement 143 and our preliminary assessment indicates that it will not have a material impact on our financial condition and results of operations.

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

In July 2002, the Emerging Issues Task Force issued EITF Issues No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3). EITF 02-3 provides that all mark-to-market gains and losses on energy trading contracts be presented on a net basis (energy contract sales less energy contract costs) in the income statement without regard to the settlement provisions of the contract. An entity should disclose the gross transaction volumes for those energy trading contracts that are physically settled. We adopted these provisions of EITF 02-3 in the third quarter of 2002.

In October 2002, the EITF rescinded EITF 98-10. As a result, energy related contracts that are not accounted for pursuant to Statement 133 will no longer be carried at fair value, but rather will be accounted for as executory contracts and accounted for on an accrual basis. As a result of the rescission of this statement, the Task Force also agreed that energy trading inventories carried under storage agreements should no longer be carried at fair value but should be carried at the lower of cost or market.

The rescission is effective for the fiscal periods beginning after December 31, 2002 and for all existing energy trading contracts and inventory as of October 25, 2002. Additionally, the rescission applies immediately to contracts entered into on or after October 25, 2002. Changes to the accounting for existing contracts as a result of the rescission of EITF 98-10 will be reported as a cumulative effect of a change in accounting principle on January 1, 2003. At this time, we estimate this will result in a cumulative effect loss, net of tax, of approximately $141.0 million. Any impact from this change will be non-cash. All recoveries of the estimated value associated with this change in accounting will be recognized in operating income in future periods. The impact of adopting the rescission of EITF 98-10 will be included in the March 31, 2003 financial statements. The following table details the estimated recovery of these values from the rescission in future periods. The estimates are based on prices at January 31, 2003 and are subject to change.

Estimated Future Impact of EITF 98-10 Rescission on Earnings

							2008 and
	01/01/2003	2003	2004	2005	2006	2007	Beyond
	(in millions)
Physical Storage Value	$(85.0)	$84.9	$0.1	$0.2	$(0.1)	$(0.1)	$—
Transportation Value	(56.7)	36.8	10.0	5.3	(0.6)	(5.4)	10.6
Out-of-Market Transportation
Contract Reserve	(96.2)	23.5	19.8	19.4	19.3	13.6	0.6
Other	6.9	—	0.6	0.1	(0.5)	0.9	(8.0)

Total	$(231.0)	$145.2	$30.5	$25.0	$18.1	$9.0	$3.2

In November of 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not expect FIN 45 to have a material impact on our financial position or results of operations. Refer to the general portion of our liquidity and capital resources section for further discussion of our guarantees.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (Statement 148). Statement 148 provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement 123), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of Statement 148 relating to the alternative methods of transition in the adoption of Statement 123 are effective for fiscal years ending after December 15, 2002. The provisions of Statement 148 relating to amended disclosure requirements are effective for interim periods beginning after December 15, 2002. We adopted the provisions related to the amended disclosure requirements in the 2002 consolidated financial statements. We adopted the provisions of Statements 123 effective January 1, 2003, and will apply these provisions to all employee stock options granted on or after January 1, 2003 in accordance with the transition alternative provided in Statement 148. The pro forma effect of applying the provisions to prior years is presented in Note A in the Notes to the Consolidated Financial Statements.

Other

Related Party Transactions – KGS has a shared service agreement with Westar, which is the holder of our preferred stock. The shared services include call center backup, meter readings, customer billing operations and customer service. In 2002, KGS made a net payment of approximately $5.0 million to Westar related to this shared service agreement.

Off-Balance Sheet Arrangements – We have no off-balance sheet special purpose entities or asset securitization.

Uncollectible Amounts – During 2001, the KCC issued an Order extending the time period for which gas service disconnection during inclement weather conditions cannot be made. Due to the extension of the time period restricting disconnections, delinquent KGS customers were allowed to continue gas service, thus increasing uncollectible amounts. Higher gas costs in the 2000/2001 heating season also contributed to the increased uncollectible amounts. KGS and other distribution companies in Kansas filed a joint application with the KCC seeking approval to recover the additional uncollectible amounts incurred during the 2000/2001 heating season until reviewed in the next rate case. The KCC approved the deferral allowing the companies to seek recovery of the extraordinary uncollectible account levels experienced in the 2000/2001 winter. KGS filed a rate case in January 2003. No accounting treatment has yet been determined.

Southwest Gas Corporation – Information related to litigation arising out of the termination of our effort to acquire Southwest Gas Corporation is presented in Note M in the Notes to the Consolidated Financial Statements and in Item 3 of Part I of this Annual Report on Form 10-K.

Hutchinson Litigation – Two separate class action lawsuits have been filed against us in connection with the natural gas explosions and eruptions of natural gas geysers that occurred in or near Hutchinson, Kansas in January 2001. Although no assurances can be given, management believes that the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations. Our insurance carrier in these cases is representing us. We are vigorously defending ourselves against all claims. For more information, see Legal Proceedings.

Environmental – We have 12 manufactured gas sites located in Kansas, which may contain potentially harmful materials that are classified as hazardous material. Hazardous materials are subject to control or remediation under various environmental laws and regulations. A consent agreement with the KDHE presently governs all future work at these sites. The terms of the consent agreement allow us to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. Remedial investigation has commenced on four sites. However, a comprehensive study is not complete and the results to date do not provide a sufficient basis for a reasonable estimation of the total liability. The liability accrued is reflective of an estimate of the total cost of remedial investigation and feasibility study. Through December 31, 2002, the costs of the investigations and risk analysis related to these manufactured gas sites have been immaterial. The site situations are not common and we have no previous experience with similar remediation efforts. The information currently available estimates the cost of remediation to range from $100,000 to $10 million per site based on a limited comparison of costs incurred by others to remediate comparable sites. As such, the information provides an insufficient basis to reasonably estimate a minimum range of our liability. These estimates do not give effect to potential insurance recoveries, recoveries through rates or from unaffiliated parties. At this time, we are not recovering any environmental amounts in rates. The KCC has permitted others to recover remediation costs through rates. It should be noted that additional information and testing could result in costs significantly below or in excess of the amounts estimated above. To the extent that such remediation costs are not recovered, the costs could be material to our results of operations and cash flows depending on the remediation done and number of years over which the remediation is completed.

In January 2001, the Yaggy storage facility’s operating parameters were changed as mandated by the KDHE following natural gas explosions and eruptions of natural gas geysers in or near Hutchison, Kansas. There are no known long-term environmental effects from the Yaggy storage facility; however, we continue to perform tests in cooperation with the KDHE.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management – We are, substantially through our non-utility business segments, exposed to market risk in the normal course of our business operations and to the impact of market fluctuations in the price of natural gas, NGLs, crude oil and power prices. Market risk refers to the risk of loss in cash flows and future earnings arising from adverse changes in commodity energy prices. Our primary exposure arises from fixed price purchase or sale agreements that extend for periods of up to 48 months, gas in storage utilized by the marketing and trading operation, and anticipated sales of natural gas and oil production. To a lesser extent, we are exposed to risk of changing prices or the cost of intervening transportation resulting from purchasing gas at one location and selling it at another (referred to as basis risk). To minimize the risk from market fluctuations in the price of natural gas, NGLs and crude oil, we use commodity derivative instruments such as futures contracts, swaps and options to manage market risk of existing or anticipated purchase and sale agreements, existing physical gas in storage, and basis risk. We adhere to policies and procedures that limit our exposure to market risk from open positions and that monitor market risk exposure.

KGS uses derivative instruments to hedge the cost of anticipated gas purchases during the winter heating months to protect KGS customers from upward volatility in the market price of natural gas. At December 31, 2002, KGS had derivative instruments in place to hedge the cost of purchases for 46.5 Bcf of gas. This represents all of KGS gas purchase requirements for the winter 2002/2003 heating months based on normal weather conditions. Gains or losses associated with the KGS hedges are included in the purchased gas adjustment.

For a detail of the Marketing and Trading segment’s maturity of energy trading contracts based on heating injection and withdrawal periods from April through March and the related models and assumptions, refer to the Liquidity and Capital Resources section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

For further discussion of trading activities and models and assumptions used in the trading activities see the Critical Accounting Policies and Estimates section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Also, see Note D of Notes to Consolidated Financial Statements.

Interest Rate Risk – We are subject to the risk of fluctuation in interest rates in the normal course of business. We manage interest rate risk through the use of fixed rate debt, floating rate debt and, at times, interest rate swaps. Fixed rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. Floating rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates.

At December 31, 2002, the interest rate on 58.1 percent of our debt was fixed, after considering the effect of interest rate swaps. In July 2001, we entered into interest rate swaps on a total of $400 million in fixed rate long-term debt. The interest rate under these swaps resets periodically based on the three-month LIBOR or the six-month LIBOR at the reset date. In October 2001, we entered into an agreement to lock in the interest rates for each reset period under the swap agreements through the first quarter of 2003. In December 2001, we entered into additional interest rate swaps on a total of $200 million in fixed rate long-term debt. In January 2003, the rates were locked through the first quarter of 2004. The swaps resulted in approximately $20.6 million of interest rate savings in 2002 and will result in an estimated $23.0 million in savings during 2003. In December 2002, we recorded a $79.0 million net increase in price risk management assets to recognize at fair value our derivatives that are designated as fair value hedging instruments. Long-term debt was increased by approximately $78.3 million to recognize the change in fair value of the related hedged liability.

At December 31, 2002 a hypothetical 100 basis point move in the annual interest rate would change our annual interest expense by $4.7 million before taxes. This amount is limited based on the LIBOR locks that we have in place through the first quarter of 2004. If these locks were not in place, a 100 basis point change in the interest rates would affect our annual interest expense by $8.7 million before taxes. This 100 basis point change assumes a parallel shift in the yield curve. If interest rates changed significantly, we would take actions to manage our exposure to the change. Since a specific action and the possible effects are uncertain, no change has been assumed.

Value-at-Risk Disclosure of Market Risk – We measure entity-wide market risk in our trading, price risk management, and our non-trading portfolios using value-at-risk (VAR). Our VAR calculations are based on the Risk Works Monte Carlo approach, assuming a one-day holding period. We began using the Monte Carlo approach in the second quarter of 2002. Prior to that time, we used the variance-co-variance approach. The quantification of market risk using VAR provides a consistent measure of risk across diverse energy markets and products with different risk factors in order to set overall risk tolerance, to determine risk targets and set position limits. The use of this methodology requires a number of key assumptions, including the selection of a confidence level and the holding period to liquidation. Inputs to the calculation include prices, positions, instrument valuations and the variance-co-variance matrix. Historical data is used to estimate our VAR with more weight given to recent data, which is considered a more relevant predictor of immediate future commodity market movements. We rely on VAR to determine the potential reduction in the trading and price risk management portfolio values arising from changes in market conditions over a defined period. While management believes that the referenced assumptions and approximations are reasonable, no uniform industry methodology exists for estimating VAR and different assumptions and approximations could produce materially different VAR estimates.

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

The potential impact on our future earnings, as measured by the VAR, was $3.2 million and $5.1 million at December 31, 2002 and 2001, respectively. The following table details the average, high and low VAR calculations:

	Years Ended December 31,
Value at Risk	2002	2001
	(Millions of dollars)
Average	$5.0	$3.6
High	$17.8	$8.7
Low	$1.2	$0.7

The variations in the VAR data are reflective of our marketing and trading growth and market volatility during the year.

Risk Policy and Oversight – We control the scope of risk management, marketing and trading operations through a comprehensive set of policies and procedures involving senior levels of management. Our Board of Directors affirms the risk limit parameters with our audit committee having oversight responsibilities for the policies. A risk oversight committee, comprised of corporate and business segment officers, oversees all activities related to commodity price, credit and interest rate risk management, marketing and trading activities. The committee also proposes risk metrics including VAR and position loss limits. We have a corporate risk control organization lead by the Vice President of Risk Control, who is assigned responsibility for establishing and enforcing the policies, procedures and limits and evaluating the risks inherent in proposed transactions. Key risk control activities include credit review and approval, credit and performance risk measurement and monitoring, validation of transactions, portfolio valuation, VAR and other risk metrics.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders

ONEOK, Inc.:

We have audited the accompanying consolidated balance sheets of ONEOK, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ONEOK, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes A, D and F to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001 and the provisions of Emerging Issues Task Force 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, effective January 1, 2000.

KPMG LLP

Tulsa, Oklahoma

February 13, 2003

ONEOK, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2002	2001	2000
	(Thousands of Dollars, except per share amounts)
Revenues
Operating revenues, excluding energy trading revenues	$1,894,851	$1,814,180	$1,932,591
Energy trading revenues, net	209,429	101,761	63,588
Cost of gas	1,128,620	1,089,566	1,250,527

Net Revenues	975,660	826,375	745,652

Operating Expenses
Operations and maintenance	401,328	381,589	248,420
Depreciation, depletion, and amortization	147,843	133,533	119,425
General taxes	55,011	55,644	53,303

Total Operating Expenses	604,182	570,766	421,148

Operating Income	371,478	255,609	324,504

Other income	12,426	9,852	40,419
Other expense	19,038	8,976	21,944
Interest expense	106,405	140,158	118,630
Income taxes	102,485	37,490	86,683

Income from continuing operations	155,976	78,837	137,666
Discontinued operations, net of taxes (Note C):
Income from operations of discontinued component	10,648	24,879	5,826
Cumulative effect of a change in accounting principle, net of tax (Notes A, D and F)	—	(2,151)	2,115

Net Income	166,624	101,565	145,607
Preferred stock dividends	37,100	37,100	37,100

Income Available for Common Stock	$129,524	$64,465	$108,507

Earnings Per Share of Common Stock (Note S)
Basic:
Earnings per share from continuing operations	$1.31	$0.66	$1.16
Earnings per share from discontinued operations	$0.09	$0.21	$0.05
Earnings per share from cumulative effect of a change in accounting principle	$—	$(0.02)	$0.02

Net earnings per share, basic	$1.40	$0.85	$1.23

Diluted:
Earnings per share from continuing operations	$1.30	$0.66	$1.16
Earnings per share from discontinued operations	$0.09	$0.21	$0.05
Earnings per share from cumulative effect of a change in accounting principle	$—	$(0.02)	$0.02

Net earnings per share, diluted	$1.39	$0.85	$1.23

Average Shares of Common Stock (Thousands)
Basic	99,914	99,449	98,340
Diluted	100,528	99,671	98,388

Dividends per share of Common Stock	$0.62	$0.62	$0.62

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	December 31, 2001
	(Thousands of Dollars)
ASSETS
Current Assets
Cash and cash equivalents	$73,522	$28,229
Trade accounts and notes receivable, net	773,017	658,466
Materials and supplies	16,949	20,133
Gas in storage	58,544	82,694
Unrecovered purchased gas costs	3,576	45,098
Assets from price risk management activities (Note D)	655,974	587,740
Restricted deposits	—	41,781
Other current assets	44,790	78,321
Assets of discontinued component	276	305

Total Current Assets	1,626,648	1,542,767

Property, Plant and Equipment
Marketing and Trading	124,512	122,172
Gathering and Processing	993,504	1,040,195
Transportation and Storage	689,150	691,976
Distribution	2,169,382	2,085,842
Production	144,174	122,962
Other	94,778	85,168

Total Property, Plant and Equipment	4,215,500	4,148,315
Accumulated depreciation, depletion, and amortization	1,200,451	1,100,469

Net Property, Plant and Equipment	3,015,049	3,047,846

Deferred Charges and Other Assets
Regulatory assets, net (Note E)	217,978	235,253
Goodwill	113,510	113,510
Assets from price risk management activities (Note D)	351,660	475,066
Prepaid pensions	125,426	103,234
Investments and other	55,526	107,982

Total Deferred Charges and Other Assets	864,100	1,035,045

Non-current Assets of Discontinued Component	225,061	227,642

Total Assets	$5,730,858	$5,853,300

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	December 31, 2001
	(Thousdands of Dollars)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$6,334	$250,000
Notes payable	265,500	599,106
Accounts payable	672,153	445,443
Accrued taxes	41,922	11,528
Accrued interest	29,202	31,954
Customers’ deposits	21,096	21,697
Liabilities from price risk management activities (Note D)	427,599	381,409
Deferred income taxes	130,328	3,327
Other	125,129	48,094
Liabilities of discontinued component	1,445	—

Total Current Liabilities	1,720,708	1,792,558

Long-term Debt, excluding current maturities	1,511,118	1,498,012
Deferred Credits and Other Liabilities
Deferred income taxes	475,163	465,954
Liabilities from price risk management activities (Note D)	300,085	491,374
Lease obligation	109,051	122,011
Other deferred credits	208,106	183,917

Total Deferred Credits and Other Liabilities	1,092,405	1,263,256

Non-current Liabilities of Discontinued Component	41,015	34,184

Total Liabilities	4,365,246	4,588,010

Commitments and Contingencies (Note M)
Shareholders’ Equity
Convertible Preferred Stock, $0.01 par value:
Series A authorized 20,000,000 shares; issued and outstanding 19,946,448 shares at December 31, 2002, and 2001	199	199
Common stock, $0.01 par value:
authorized 300,000,000 shares; issued 63,438,441 shares and outstanding 60,761,064 shares at December 31, 2002; issued 63,438,441 shares and outstanding 60,002,218 shares at December 31, 2001	634	634
Paid in capital (Note I)	903,918	902,269
Unearned compensation	(2,716)	(2,000)
Accumulated other comprehensive loss (Note G)	(5,546)	(1,780)
Retained earnings	507,836	415,513
Treasury stock at cost: 2,677,377 shares at December 31, 2002 and 3,436,223 shares at December 31, 2001	(38,713)	(49,545)

Total Shareholders’ Equity	1,365,612	1,265,290

Total Liabilities and Shareholders’ Equity	$5,730,858	$5,853,300

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
	(Thousands of Dollars)
Operating Activities
Income from continuing operations	$155,976	$76,686	$139,781
Depreciation, depletion, and amortization from continuing operations	147,843	133,533	119,425
Unrecovered purchased gas cost adjustment	(14,200)	34,579	—
Gain on sale of assets	(1,213)	(1,120)	(33,644)
Gain on sale of equity investments	(7,622)	(758)	—
Income from equity investments	(366)	(8,109)	(4,025)
Deferred income taxes	165,723	120,189	22,540
Amortization of restricted stock	2,121	1,110	632
Allowance for doubtful accounts	12,478	43,495	6,048
Mark-to-market income	(42,556)	(35,290)	(24,320)
Other	443	188	692
Changes in assets and liabilities:
Accounts and notes receivable	(122,733)	909,284	(1,262,281)
Inventories	27,334	(11,854)	(41,544)
Unrecovered purchased gas costs	55,722	(78,099)	6,527
Regulatory assets	(543)	(8,387)	(6,303)
Other assets	42,720	37,201	(97,044)
Accounts payable and accrued liabilities	239,167	(701,153)	832,581
Price risk management assets and liabilities	23,518	(163,321)	(40,254)
Deferred credits and other liabilities	84,680	(6,211)	77,853

Cash Provided by (Used In) Continuing Operations	768,492	341,963	(303,336)
Cash Provided by Discontinued Operations	43,789	63,388	40,004

Cash Provided by (Used In) Operating Activities	812,281	405,351	(263,332)

Investing Activities
Changes in other investments, net	2,015	981	2,443
Acquisitions	(4,036)	(14,940)	(490,779)
Capital expenditures	(210,652)	(306,022)	(294,570)
Proceeds from sale of property	102,390	7,911	54,988
Proceeds from sale of equity investment	57,461	7,425	—

Cash Used in Continuing Operations	(52,822)	(304,645)	(727,918)
Cash Used in Discontinued Operations	(22,393)	(36,407)	(17,662)

Cash Used in Investing Activities	(75,215)	(341,052)	(745,580)

Financing Activities
Borrowing of notes payable, net	(333,606)	(225,000)	361,864
Change in bank overdraft	14,584	(141,923)	168,145
Issuance of debt	3,500	401,367	590,000
Payment of debt	(305,623)	(7,583)	(39,992)
Issuance of common stock	—	5,447	—
Issuance (acquisition) of treasury stock, net	3,673	5,214	(453)
Dividends paid	(74,301)	(73,841)	(70,475)

Cash Provided by (Used In) Financing Activities	(691,773)	(36,319)	1,009,089

Change in Cash and Cash Equivalents	45,293	27,980	177
Cash and Cash Equivalents at Beginning of Period	28,229	249	72

Cash and Cash Equivalents at End of Period	$73,522	$28,229	$249

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock Issued	Preferred Stock	Common Stock	Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
	(Shares)					(Thousands of Dollars)
December 31, 1999	31,599,305	$199	$316	$894,976	$(1,846)	$—	$317,985	$(60,106)	$1,151,524
Net income	—	—	—	—	—	—	145,607	—	145,607
Re-issuance of treasury stock	—	—	—	—	—	—	(2,572)	14,196	11,624
Issuance of common stock
Stock purchase plans	—	—	—	692	—	—	—	—	692
Convertible preferred stock dividends – $1.86 per share for Series A	—	—	—	—	—	—	(37,100)	—	(37,100)
Acquisition of treasury stock	—	—	—	—	—	—	—	(11,812)	(11,812)
Issuance of restricted stock	—	—	—	—	(137)	—	—	137	—
Amortization of restricted stock	—	—	—	—	632	—	—	—	632
Forfeitures of restricted stock	—	—	—	—	302	—	—	(302)	—
Common stock dividends – $1.24 per share	—	—	—	—	(79)	—	(36,131)	—	(36,210)

December 31, 2000	31,599,305	$199	$316	$895,668	$(1,128)	$—	$387,789	$(57,887)	$1,224,957
Net income	—	—	—	—	—	—	101,565	—	101,565
Other comprehensive income	—	—	—	—	—	(1,780)	—	—	(1,780)

Total comprehensive income									99,785

Effect of two-for-one stock split	31,718,017	—	317	(317)	—	—	—	—	—
Re-issuance of treasury stock	—	—	—	866	—	—	—	7,278	8,144
Issuance of common stock
Stock purchase plans	121,119	—	1	5,317	—	—	—	—	5,318
Convertible preferred stock dividends – $1.86 per share for Series A	—	—	—	—	—	—	(37,100)	—	(37,100)
Acquisition of treasury stock	—	—	—	—	—	—	—	(29)	(29)
Issuance of restricted stock	—	—	—	715	(1,932)	—	—	1,217	—
Amortization of restricted stock	—	—	—	—	1,110	—	—	—	1,110
Forfeitures of restricted stock	—	—	—	20	78	—	—	(124)	(26)
Common stock dividends – $0.62 per share	—	—	—	—	(128)	—	(36,741)	—	(36,869)

December 31, 2001	63,438,441	$199	$634	$902,269	$(2,000)	$(1,780)	$415,513	$(49,545)	$1,265,290

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Common Stock Issued	Preferred Stock	Common Stock	Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
	(Shares)	(Thousands of Dollars)
December 31, 2001	63,438,441	$199	$634	$902,269	$(2,000)	$(1,780)	$415,513	$(49,545)	$1,265,290
Net income	—	—	—	—	—	—	166,624	—	166,624
Other comprehensive income	—	—	—	—	—	(3,766)	—	—	(3,766)

Total comprehensive income									162,858

Re-issuance of treasury stock	—	—	—	633	—	—	—	4,926	5,559
Issuance of common stock
Stock purchase plans	—	—	—	614	—	—	—	4,201	4,815
Convertible preferred stock dividends – $1.86 per share for Series A	—	—	—	—	—	—	(37,100)	—	(37,100)
Acquisition of treasury stock	—	—	—	—	—	—	—	(5)	(5)
Issuance of restricted stock	—	—	—	410	(2,664)	—	—	2,254	—
Amortization of restricted stock	—	—	—	—	2,121	—	—	—	2,121
Forfeitures of restricted stock	—	—	—	(8)	36	—	—	(28)	—
Shares retained for taxes due on vested restricted stock	—	—	—	—	—	—	—	(516)	(516)
Common stock dividends – $0.62 per share	—	—	—	—	(209)	—	(37,201)	—	(37,410)

December 31, 2002	63,438,441	$199	$634	$903,918	$(2,716)	$(5,546)	$507,836	$(38,713)	$1,365,612

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)	SUMMARY OF ACCOUNTING POLICIES

Nature of Operations – ONEOK, Inc. and subsidiaries (collectively, the “Company” or “ONEOK”) is a diversified energy company engaged in the production, processing, gathering, storage, transportation, distribution, and marketing of natural gas, electricity and natural gas liquids. The Company manages its business in six segments: Marketing and Trading, Gathering and Processing, Transportation and Storage, Distribution, Production and Other.

The Marketing and Trading segment markets natural gas to wholesale and retail customers and markets electricity to wholesale customers. The Company owns and operates gas processing plants, as well as gathering pipelines in Oklahoma, Kansas and Texas through its Gathering and Processing segment. The Transportation and Storage segment owns and leases natural gas storage facilities and transports gas in Oklahoma, Kansas and Texas. The Company’s Distribution segment provides natural gas distribution services in Oklahoma and Kansas through its divisions Oklahoma Natural Gas Company (ONG) and Kansas Gas Service Company (KGS), respectively. The Production segment produces natural gas and oil and owns natural gas and oil reserves. The Company’s Other segment, whose results of operations are not material, operates and leases the Company’s headquarters building and parking facility.

Critical Accounting Policies

Energy Trading and Risk Management Activities – The Company engages in price risk management activities for both trading and non-trading purposes. On January 1, 2000, the Company adopted Emerging Issues Task Force Issue No. 98-10, “Accounting for Energy Trading and Risk Management Activities” (EITF 98-10) for its energy trading contracts. EITF 98-10 requires entities involved in energy trading activities to account for energy trading contracts using mark-to-market accounting. The adoption of EITF 98-10 was accounted for as a change in accounting principle and the cumulative effect at January 1, 2000 of $2.1 million, net of tax, was recognized. Forwards, swaps, options, and energy transportation and storage contracts utilized for trading activities are reflected at fair value as assets and liabilities from price risk management activities in the consolidated balance sheets. The fair value of these assets and liabilities are affected by the actual timing of settlements related to these contracts and current period changes resulting primarily from newly originated transactions and the impact of price movements. Changes in fair value are recognized in energy trading revenues, in the consolidated statements of income. Market prices used to determine fair value of these assets and liabilities reflect management’s best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility underlying the commitments. Market prices are adjusted for the potential impact of liquidating our position in an orderly manner over a reasonable period of time under present market conditions.

During the third quarter of 2002, the Company adopted the applicable provisions of Emerging Issues Task Force Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3). EITF 02-3 provides that all mark-to-market gains and losses on energy trading contracts should be presented on a net basis (energy contract sales less energy contract costs) in the income statement without regard to the settlement provisions of the contract. Prior to the third quarter of 2002, energy trading revenues and costs were presented on a gross basis. The historical financial results of all energy trading contracts have been restated to reflect the adoption of EITF 02-3. Energy trading revenues include natural gas, reservation fees, crude oil, natural gas liquids, and basis. Basis is the natural gas price differential that exists between two trading locations relative to the Henry Hub price.

In October 2002, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) rescinded EITF 98-10. As a result, energy-related contracts that are not accounted for pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133), will no longer be carried at fair value, but rather will be accounted for as executory contracts and accounted for on an accrual basis. As a result of the rescission of this statement, the EITF also agreed that energy trading inventories carried under storage agreements should no longer be carried at fair value, but should be carried at the lower of cost or market.

The rescission is effective for fiscal periods beginning after December 31, 2002 and for all existing energy trading contracts and inventory as of October 25, 2002, and will be applied in periods beginning after December 15, 2002. Additionally, the rescission applies immediately to contracts entered into on or after October 25, 2002. Changes to the accounting for existing contracts as a result of the rescission of EITF 98-10 will be reported as a cumulative effect of a change in accounting principle on January 1, 2003. At this time, the Company estimates this will result in a cumulative effect loss, net of tax, of approximately $141.0 million. Any impact from this change will be non-cash and may be recovered in energy trading operating income in future periods. The impact of adopting the rescission of EITF 98-10 will be included in the March 31, 2003 financial statements. For further discussion, see Note D.

Regulation – The Company’s intrastate transmission pipelines and distribution operations are subject to the rate regulation and accounting requirements of the Oklahoma Corporation Commission (OCC), Kansas Corporation Commission (KCC) and Texas Railroad Commission (TRC). Certain other transportation activities of the Company are subject to regulation by the Federal Energy Regulatory Commission (FERC). ONG, KGS and portions of the Transportation and Storage segment follow the accounting and reporting guidance contained in Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (Statement 71). Allocation of costs and revenues to accounting periods for rate-making and regulatory purposes may differ from bases generally applied by non-regulated operations. Such allocations to meet regulatory accounting requirements are considered to be generally accepted accounting principles for regulated utilities, provided that there is a demonstrable ability to recover any deferred costs in future rates.

During the rate-making process, regulatory commissions may require a utility to defer recognition of certain costs to be recovered through rates over time as opposed to expensing such costs as incurred. This allows the utility to stabilize rates over time rather than passing such costs on to the customer for immediate recovery. This causes certain expenses to be deferred as a regulatory asset and amortized to expense as they are recovered through rates. Total regulatory assets resulting from this deferral process are approximately $218.0 million and $235.3 million at December 31, 2002 and 2001, respectively. Although no further unbundling of services is anticipated, should this occur, certain of these assets may no longer meet the criteria for following Statement 71 and, accordingly, a write-off of regulatory assets and stranded costs may be required. However, the Company does not anticipate that these costs, if any, will be significant. See Note E.

KGS was subject to a three-year rate moratorium, which was set to expire in November 2000. As a result of implementing a weather normalization mechanism in Kansas, KGS agreed to a two-year extension of the rate moratorium. The extended rate moratorium expired in late November 2002 and KGS filed a rate case with the KCC on January 31, 2003. KGS expects the regulatory approval process to take approximately eight months. Until a final order is received, KGS will operate under the current rate schedule. ONG is not subject to a rate moratorium.

Impairments – The Company accounts for the impairment of long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair values are based on discounted future cash flows or information provided by sales and purchases of similar assets. The Company evaluates impairment of assets on the lowest possible level.

Significant Accounting Policies

Consolidation – The consolidated financial statements include the accounts of ONEOK, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in 20 percent to 50 percent-owned affiliates are accounted for on the equity method. Investments in less than twenty percent owned affiliates are accounted for on the cost method.

Cash and Cash Equivalents – Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

Inventories – Materials and supplies are valued at average cost. Noncurrent gas in storage is classified as property and is valued at cost. The Marketing and Trading segment’s gas in storage, which is recorded in current price risk management assets, is carried at fair value. Cost of current gas in storage for ONG is determined under the last-in, first-out (LIFO) methodology. The estimated replacement cost of current gas in storage valued under the LIFO method was $2.5 million and $1.3 million at December 31, 2002 and 2001, respectively, compared to its value under the LIFO method of $2.3 million and $3.0 million at December 31, 2002 and 2001, respectively. Current gas in storage for all other companies is determined using the weighted average cost of gas method.

Derivative Instruments and Hedging Activities – To minimize the risk from fluctuations in the price of natural gas and crude oil, the Company’s non-trading segments periodically enter into futures transactions, swaps, and options in order to hedge anticipated sales of natural gas and crude oil production, fuel requirements and inventories in its natural gas liquids business. Interest rate swaps are also used to manage interest rate risk.

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

On January 1, 2001, the Company adopted the provisions of Statement 133, amended by Statement No. 137 and Statement No. 138. Statement 137 delayed the implementation of Statement 133 until fiscal years beginning after June 15, 2000. Statement 138 amended the accounting and reporting standards of Statement 133 for certain derivative instruments and hedging activities. Statement 138 also amends Statement 133 for decisions made by the FASB relating to the Derivatives Implementation Group (DIG) process.

Under Statement 133, entities are required to record all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows, or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the hedge, are reported in earnings immediately. See Note D.

Regulated Property – Regulated properties are stated at cost, which includes an allowance for funds used during construction. The allowance for funds used during construction represents the capitalization of the estimated average cost of borrowed funds (6.4 percent and 6.0 percent in fiscal years 2002 and 2001, respectively) used during the construction of major projects and is recorded as a credit to interest expense.

Depreciation is calculated using the straight-line method based upon rates prescribed for ratemaking purposes. The average depreciation rate for property that is regulated by the OCC approximated 3.0 percent, 2.9 percent and 3.0 percent in fiscal years 2002, 2001 and 2000, respectively. The average depreciation rates for properties regulated by the KCC, excluding Mid-Continent Market Center (MCMC), were approximately 3.4 percent, 3.4 percent and 3.3 percent in fiscal years 2002, 2001 and 2000, respectively. The average depreciation rates for MCMC properties were 3.6 percent, 3.4 percent and 3.3 percent in fiscal years 2002, 2001 and 2000, respectively.

Maintenance and repairs are charged directly to expense. Generally, the cost of property retired or sold, plus removal costs, less salvage, is charged to accumulated depreciation. Gains and losses from sales or transfers of operating units or systems are recognized in income.

The following table sets forth the remaining life and service years of the Company’s regulated properties.

	Remaining Life	Service Years
Distribution property	22-25	40
Transmission property	18-33	47
Other property	6-24	40

Production Property – The Company uses the successful-efforts method to account for costs incurred in the acquisition and development of natural gas and oil reserves. Costs to acquire mineral interests in proved reserves and to drill and equip development wells are capitalized. Geological and geophysical costs and costs to drill exploratory wells which do not find proved reserves are expensed. Unproved oil and gas properties, which are individually significant, are periodically assessed for impairment. The remaining unproved oil and gas properties are aggregated and amortized based upon remaining lease terms and exploratory and developmental drilling experience. Depreciation and depletion are calculated using the unit-of-production method based upon periodic estimates of proved oil and gas reserves.

Other Property – Gas processing plants and all other properties are stated at cost. Gas processing plants are depreciated using various rates based on estimated lives of available gas reserves. All other property and equipment is depreciated using the straight-line method over its estimated useful life.

Goodwill – Goodwill represents the excess of purchase price over fair value of net assets acquired. The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (Statement 142) on January 1, 2002. Under Statement 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. See Note F.

Environmental Expenditures – The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

Revenue Recognition – The Company’s Marketing and Trading, Gathering and Processing, Transportation and Storage, and Distribution segments recognize revenue when services are rendered or product is delivered. Major industrial and commercial gas distribution customers are invoiced as of the end of each month. Certain gas distribution customers, primarily residential and some commercial, are invoiced on a cycle basis throughout the month, and the Company accrues unbilled revenues at the end of each month. ONG’s and KGS’s tariff rates for residential and commercial customers contain a temperature normalization clause that provides for billing adjustments from actual volumes to normalized volumes during the winter heating season.

Revenues from the Production segment are recognized on the sales method when oil and gas production volumes are delivered to the purchaser.

Income Taxes – Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is deferred and amortized for operations regulated by the OCC and KCC and for all other operations, is recognized in income in the period that includes the enactment date. The Company continues to amortize previously deferred investment tax credits over the period prescribed by the OCC and KCC for ratemaking purposes.

Common Stock Options and Awards – At December 31, 2002, the Company has stock-based compensation plans, which are described more fully in Note R. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related Interpretations. The following table sets forth the effect on net income and earnings per share if the Company had applied the fair-value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement 123) to stock-based employee compensation.

	Years Ended December 31,
	2002	2001	2000
	(Thousands of Dollars, except per share amounts)
Net income, as reported	$166,624	$101,565	$145,607
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$2,050	$1,444	$1,137

Pro Forma net income	$164,574	$100,121	$144,470

Earnings per share:
Basic – as reported	$1.40	$0.85	$1.23
Basic – pro forma	$1.38	$0.84	$1.22
Diluted – as reported	$1.39	$0.85	$1.23
Diluted – pro forma	$1.37	$0.84	$1.22

Earnings Per Common Share – In accordance with a pronouncement of the FASB’s Staff at the EITF meeting in April 2001, codified as EITF Topic No. D-95 (Topic D-95), the Company revised its computation of earnings per common share (EPS). In accordance with Topic D-95, the dilutive effect of the Company’s Series A Convertible Preferred Stock is now considered in the computation of basic EPS, utilizing the “if-converted” method. Under the Company’s “if-converted” method, the dilutive effect of the Series A Convertible Preferred Stock on EPS cannot be less than the amount that would result from the application of the “two-class” method of computing EPS. The “two-class” method is an earnings allocation formula that determines EPS for the common stock and the participating Series A Convertible Preferred Stock according to dividends declared and participating rights in the undistributed earnings. The Series A Convertible Preferred Stock is a participating instrument with the Company’s common stock with respect to the payment of dividends. For all periods presented, the “two-class” method resulted in additional dilution. Accordingly, EPS for such periods reflects this further dilution. The Company restated the EPS amounts for all periods to be consistent with the revised methodology. See Note S.

As a result of the Company’s repurchase and exchange of its Series A Convertible Preferred Stock with Westar Industries in February 2003, the Company will no longer apply the provisions of Topic D-95 to its EPS computation for periods beginning February 2003. See Note W.

Labor Force – The Company employed approximately 3,600 persons at December 31, 2002. Approximately 23 percent of the workforce, all of whom are employed by KGS, are covered by collective bargaining agreements that will expire in 2003.

Use of Estimates – Certain amounts included in or affecting the Company’s financial statements and related disclosures must be estimated, requiring the Company to make certain assumptions with respect to values or conditions which cannot be known with certainty at the time the financial statements are prepared. Items which may be estimated include, but are not limited to, the economic useful life of assets, fair value of assets and liabilities, obligations under employee benefit plans, provisions for uncollectible accounts receivable, unbilled revenues for gas delivered but for which meters have not been read, gas purchased expense for gas received but for which no invoice has been received, the results of litigation and various other recorded or disclosed amounts. Accordingly, the reported amounts of the Company’s assets and liabilities, revenues and expenses and related disclosures are necessarily affected by these estimates.

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

Reclassifications – Certain amounts in prior period consolidated financial statements have been reclassified to conform to the 2002 presentation.

(B) ACQUISITIONS AND DISPOSITIONS

In December 2002, the Company sold of some of its midstream natural gas assets for a purchase price of approximately $92 million to an affiliate of Mustang Fuel Corporation, a private, independent oil and gas company. The assets that were sold are located in north central Oklahoma and include three processing plants and related gathering systems and the Company’s interest in a fourth processing plant. The sale of these assets is part of the Company’s strategy to dispose of assets that are not considered core assets for its future.

In the second quarter of 2002, the Company sold the majority of its investment in Magnum Hunter Resources (MHR) for a pre-tax gain of approximately $7.6 million, which is included in other income in the Other segment for the year ended December 31, 2002. The Company retained approximately 1.5 million stock purchase warrants.

On April 5, 2000, the Company acquired certain natural gas gathering and processing assets located in Oklahoma, Kansas and western Texas from Kinder Morgan, Inc. (KMI). The Company also acquired KMI’s marketing and trading operations, as well as some storage and transmission pipelines in the mid-continent region. The Company paid approximately $123.5 million for these assets and also assumed certain liabilities, including $157.7 million for an uneconomic lease obligation. The Company also assumed some firm capacity lease obligations to unaffiliated parties for which the Company established a reserve of approximately $220.1 million for out-of-market terms of those obligations. The acquisition was accounted for as a purchase. The results of operations of this acquisition are included in the consolidated statement of income subsequent to the purchase date.

In June 2001, the Company sold its forty percent interest in K. Stewart Petroleum Corporation, a privately held exploration company, for a sales price of $7.7 million.

In March 2000, the Company completed the sale of its 42.4 percent partnership interest in Indian Basin Gas Processing Plant and gathering system for $55 million, resulting in a gain of approximately $26.7 million, which is included in other income in the Gathering and Processing segment.

In March 2000, the Company completed the acquisition of assets located in Oklahoma, Kansas, and the Texas panhandle from Dynegy, Inc. for $305 million. The assets include gathering systems, gas processing facilities, and transmission pipelines.

On January 20, 2000, the Board of Directors of the Company voted unanimously to terminate the merger agreement with Southwest Gas Corporation (Southwest) in accordance with the terms of the merger agreement. In 2002, the Company accrued $5.0 million and paid $3.0 million for settlement of certain claims related to this terminated merger and expensed $2.1 million of ongoing litigation costs. In 2001, the Company expensed $3.7 million of ongoing litigation costs. In 2000, the Company expensed $13.7 million of previously deferred transaction and litigation costs. These costs were recorded to other expense for all periods. See Note M.

(C)	DISCONTINUED OPERATIONS

In November 2002, the Company agreed to sell approximately 70 percent of the natural gas and oil producing properties of its Production segment (the component) for $300 million cash, subject to adjustment. The component is accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement 144). Accordingly, amounts in the financial statements and related notes for all periods shown reflect discontinued operations accounting. The Company’s decision to sell the component was based on strategic evaluations of the Production segment goals and favorable market conditions. The sale was completed in January 2003 and the Company recognized a pretax gain on the sale of the discontinued component of approximately $74.4 million in the first quarter of 2003.

The amounts of revenue, costs and income taxes reported in discontinued operations are as follows:

	Years Ended December 31,
	2002	2001	2000
	(Thousands of Dollars)
Natural gas sales	$57,520	$76,218	$45,424
Oil sales	6,024	6,030	5,516
Other revenues	407	162	540

Net revenues	63,951	82,410	51,480
Operating costs	21,660	19,010	18,125
Depreciation, depletion, and amortization	24,836	23,777	23,926

Operating income	$17,455	$39,623	$9,429

Income taxes	$6,807	$14,744	$3,603

Income from discontinued component	$10,648	$24,879	$5,826

The major classes of discontinued assets and liabilities included in the Consolidated Balance Sheet are as follows:

	December 31,
	2002	2001
	(Thousands of Dollars)
ASSETS:
Trade accounts and notes receivable, net	$95	$128
Materials and supplies	181	177

Total current assets of discontinued component	276	305

Property, plant, and equipment	371,534	359,442
Accumulated depreciation, depletion, and amortization	148,798	134,320

Net property, plant, and equipment	222,736	225,122

Other	2,325	2,520

Total non-current assets of discontinued component	225,061	227,642

Total assets of discontinued component	$225,337	$227,947

LIABILITIES:
Accounts payable	$1,445	$—

Total current liabilities of discontinued component	1,445	—

Deferred income taxes	40,285	33,478
Other	730	706

Total non-current liabilities of discontinued component	41,015	34,184

Total liabilities of discontinued component	$42,460	$34,184

(D)	PRICE RISK MANAGEMENT ACTIVITIES AND FINANCIAL INSTRUMENTS

Market risks are monitored by a risk control group that operates independently from the operating segments that create or actively manage these risk exposures. The risk control group ensures compliance with the Company’s risk management policies.

Risk Policy and Oversight – The Company controls the scope of risk management, marketing and trading operations through a comprehensive set of policies and procedures involving senior levels of management. The Company’s Board of Directors affirms the risk limit parameters with its audit committee having oversight responsibilities for the policies. A risk oversight committee, comprised of corporate and business segment officers, oversees all activities related to commodity price, credit and interest rate risk management, marketing and trading activities. The committee also proposes risk metrics including value-at-risk (VAR) and position loss limits. The Company has a corporate risk control organization led by the

Vice President of Risk Control, which is assigned responsibility for establishing and enforcing the policies, procedures and limits and evaluating the risks inherent in proposed transactions. Key risk control activities include credit review and approval, credit and performance risk measurement and monitoring, validation of transactions, portfolio valuation, VAR and other risk metrics.

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

Fair value – The fair value and the average fair value of derivative financial instruments, purchase and sale commitments, fuel requirements, transportation and storage contracts and inventories related to trading price risk management activities held during 2002 and 2001 are set forth as follows:

	Fair Value December 31, 2002		Average Fair Value (a) December 31, 2002
	Assets	Liabilities	Assets	Liabilities
	(Thousands of Dollars)
Energy commodities	$920,265	$720,257	$939,561	$750,603

(a)	Computed using the ending balance at the end of each quarter.

	Fair Value December 31, 2001		Average Fair Value (a) December 31, 2001
	Assets	Liabilities	Assets	Liabilities
	(Thousands of Dollars)
Energy commodities	$1,039,611	$854,219	$1,094,946	$975,359

(a)	Computed using the ending balance at the end of each quarter.

The Company did not hold any other commodity-type contracts for trading price risk management purposes at December 31, 2002.

Notional value – The notional contractual quantities associated with trading price risk management activities are set forth as follows:

	Volumes Purchased	Volumes Sold
December 31, 2002:
Natural gas options (Bcf)	134.3	118.8
Crude oil options (MBbls)	9.3	9.4
Natural gas swaps (Bcf)	1,485.7	1,357.1
Crude oil swaps (MBbls)	7.6	5.9
Ethane swaps (MBbls)	1.1	0.8
Propane swaps (MBbls)	0.7	0.6
Natural gas futures (Bcf)	250.2	278.4
Crude oil futures (MBbls)	5.5	5.6

December 31, 2001:
Natural gas options (Bcf)	118.3	107.7
Crude oil options (MBbls)	5.6	5.4
Natural gas swaps (Bcf)	1,917.9	1,898.4
Crude oil swaps (MBbls)	—	6.0
Natural gas futures (Bcf)	159.9	220.7
Crude oil futures (MBbls)	19.9	69.8

The Company expanded its traded products to include natural gas liquids and the related derivative components including ethane and propane during 2002.

Notional amounts reflect the volume and indicated activity of transactions, but do not represent the amounts exchanged by the parties or cash requirements associated with these financial instruments. Accordingly, notional amounts do not accurately measure the Company’s exposure to market or credit risk.

Credit Risk – In conjunction with the market valuation of its energy commodity contracts, the Company provides reserves for risks associated with its contract commitments, including credit risk. Credit risk relates to the risk of loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The Company maintains credit policies with regard to its counterparties that management believes significantly minimize overall credit risk. These policies include an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances and the use of standardized agreements which allow for netting of positive and negative exposures associated with a single counterparty.

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

Non-Trading Activities

Financial instruments are also utilized for non-trading purposes to hedge natural gas and crude oil production anticipated sales, anticipated fuel requirements, and inventories in the natural gas liquids business to hedge the impact of fair value fluctuations. The Company is subject to the risk of fluctuation in interest rates in the normal course of business. The Company manages interest rate risk through the use of fixed rate debt, floating rate debt and, at times, interest rate swaps.

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

In 2000, the Company entered into derivative instruments related to the production of natural gas, most of which expired in 2001. These derivative instruments were designed as cash flow hedges to hedge the Production segment’s exposure to changes in the price of natural gas. Changes in the fair value of the derivative instruments are reflected initially in other comprehensive income (loss) and subsequently realized in earnings when the forecasted transaction affects earnings. In 2000, the Company recorded a cumulative effect charge of $2.2 million, net of tax, in the income statement and $28 million, net of tax, in accumulated other comprehensive loss to recognize at fair value the ineffective and effective portions, respectively, of the losses on all derivative instruments that were designated as cash flow hedging instruments, which primarily consisted of costless option collars and swaps on natural gas production.

The Company realized gains in earnings of approximately $3.9 million and losses of $14.9 million for the years ended December 31, 2002 and 2001, respectively, related to production hedges. The amounts are reported in operating revenues. Accumulated other comprehensive income for the year ended December 31, 2002, includes approximately $0.9 million related to cash flow exposure for production hedges and will be realized in earnings within the next 24 months.

In July 2001, the Company entered into interest rate swaps, which were designated fair value hedges, on a total of $400 million in fixed rate long-term debt. The interest rate under these swaps resets periodically based on the three-month LIBOR or the six-month LIBOR at the reset date. In October 2001, the Company entered into an agreement to lock in the interest rates for each reset period under the swap agreements through the first quarter of 2003. In December 2001, the Company entered into interest rate swaps, which were designated fair value hedges, on a total of $200 million in fixed rate long-term debt. In January 2003, the rates were locked through the first quarter of 2004. In 2002, the Company recorded a $79 million net increase in price risk management assets and liabilities to recognize the interest rate swaps at fair value. Long-term debt was also increased to recognize the change in fair value of the related hedged liability. See Note K.

Fair value – The following table represents the estimated fair values of derivative instruments related to the Company’s non-trading price risk management activities. The fair value is the carrying value for these instruments at December 31, 2002 and 2001.

Approximate Fair Value*
(Thousands of Dollars)
December 31, 2002
Natural gas commodities – cash flow hedges	$921
Interest rate swaps – fair value hedges	$79,021
Natural gas commodities – other	$—

December 31, 2001
Natural gas commodities – cash flow hedges	$1,249
Interest rate swaps – fair value hedges	$7,379
Natural gas commodities – other	$(3,997)

*	This excludes hedges related to the regulated entities as any income statement effect will be recovered through the cost of gas.

Notional value – The Company was a party to natural gas commodity derivative instruments including swaps and options covering 6.6 Bcf and 19.0 Bcf of natural gas for December 31, 2002 and 2001, respectively.

Credit Risk – The Company maintains credit policies with regard to its counterparties that management believes significantly minimize overall credit risk. These policies include an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances and the use of standardized agreements which allow for netting of positive and negative exposures associated with a single counterparty.

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

	Book Value	Approximate Fair Value
	(Thousands of Dollars)
December 31, 2002
Cash and cash equivalents	$73,522	$73,522
Accounts and notes receivable	$773,017	$773,017
Notes payable	$265,500	$265,500
Long-term debt	$1,520,305	$1,547,234

	Book Value	Approximate Fair Value
	(Thousands of Dollars)
December 31, 2001
Cash and cash equivalents	$28,229	$28,229
Accounts and notes receivable	$658,466	$658,466
Notes payable	$599,106	$599,106
Long-term debt	$1,751,539	$1,773,798

The fair value of cash and cash equivalents, accounts and notes receivable and notes payable approximate book value due to their short-term nature. The estimated fair value of long-term debt has been determined using quoted market prices of the same or similar issues, discounted cash flows, and/or rates currently available to the Company for debt with similar terms and remaining maturities.

(E)	REGULATORY ASSETS

The table presents a summary of regulatory assets, net of amortization, at December 31, 2002 and 2001.

	December 31, 2002	December 31, 2001
	(Thousands of Dollars)
Recoupable take-or-pay	$69,812	$75,336
Pension costs	6,942	11,124
Postretirement costs other than pension	55,901	60,170
Transition costs	21,005	21,598
Reacquired debt costs	21,512	22,351
Income taxes	25,142	28,365
Weather normalization	3,746	7,984
Line replacements	5,072	94
Other	8,846	8,231

Regulatory assets, net	$217,978	$235,253

The remaining recovery period for these assets that the Company is not earning a return on is set forth in the table below.

	December 31, 2002	Remaining Recovery Period
	(In Thousands)	(Months)
Postretirement costs other than
pension – Oklahoma	$7,192	129
Income taxes – Oklahoma	$6,145	102 – 118
Transition costs	$21,005	419

The OCC directed ONG to assume responsibility for, and ownership of, customer service lines and has authorized the Company to defer as regulatory assets the depreciation and operation and maintenance expenses incurred in connection with this plan. The recovery methodology, amount, and calculation of these deferrals will be addressed in ONG’s next rate case filing. Through December 2002, the Company has deferred approximately $1.9 million associated with this Commission directive. These deferred costs are included in the caption “Other” in the above table of regulatory assets.

The OCC has authorized ONG to defer the incremental costs associated with a five-year cathodic protection program to be implemented to comply with the OCC’s Pipeline Safety Department inspection reports. The recovery methodology and amount of these deferred expenses will be addressed in ONG’s next rate case filing. Through December 2002, the Company has deferred approximately $2.8 million associated with this program. These deferred costs are included in the caption “Other” in the above table of regulatory assets.

The OCC has authorized recovery of the take-or-pay settlement, pension and postretirement benefit costs over a 10 to 20 year period. KGS has been deferring and recording postretirement benefits in excess of pay-as-you-go as a regulatory asset as authorized by the KCC. KGS included this regulatory asset in the rate case filing with the KCC in January 2003. See Note W.

The KCC has allowed certain transition costs to be amortized and recovered in rates over a 40-year period with no rate of return on the unrecovered balance. Management believes that all transition costs recorded as a regulatory asset will be recovered through rates based on the accounting orders received and regulatory precedents established by the KCC. These costs were included in the rate case filing with the KCC in January 2003.

The Company amortizes reacquired debt costs in accordance with the accounting rules prescribed by the OCC and KCC. These costs were included as a component of interest in the most recent rate filing with the OCC and were included in the rate filing with the KCC in January 2003.

In accordance with various rate orders received from the KCC, KGS has not yet collected through rates the amounts necessary to pay a significant portion of the net deferred income tax liabilities. As management believes it is probable that the net future increases in income taxes payable will be recovered from customers, it has recorded a regulatory asset for these amounts. KGS included the net deferred income tax liabilities in the rate case filed with the KCC in January 2003.

The KCC authorized deferral of weather normalization costs in 2000. In 2001, the KCC authorized deferral of line replacement costs related to the re-piping of certain mobile home parks in Kansas. KGS included the weather normalization rider and the line replacement costs in the rate case filed with the KCC in January 2003.

Recovery through rates resulted in amortization of regulatory assets of approximately $11.9 million, $11.3 million and $10.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

(F)	GOODWILL

The Company adopted Statement 142 on January 1, 2002. Under Statement 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. Statement 142 prescribes a two phase process for testing the impairment of goodwill. The first phase identifies indicators of impairment. If an impairment is indicated, the second phase measures the impairment. In accordance with the provisions of Statement 142, the Company has performed the first of the required impairment tests of goodwill and, based upon this transition impairment test, no impairment to goodwill was indicated and the Company did not record a charge in connection with the adoption of Statement 142. The Company will perform its annual test of goodwill as of January 1, 2003. Had the Company been accounting for its goodwill under Statement 142 for all periods presented, the Company’s net income and earnings per share would have been as follows:

	Years Ended December 31,
	2002	2001	2000
	(Thousands of Dollars)
Reported net income	$166,624	$101,565	$145,607
Add back goodwill amortization, net of tax	—	2,747	1,956

Pro forma adjusted net income	$166,624	$104,312	$147,563

Basic earnings per share:
Reported earnings per share	$1.40	$0.85	$1.23
Goodwill amortization, net of tax	—	0.02	0.02

Pro forma adjusted basic earnings per share	$1.40	$0.87	$1.25

Diluted earnings per share:
Reported earnings per share	$1.39	$0.85	$1.23
Goodwill amortization, net of tax	—	0.02	0.02

Pro forma adjusted diluted earnings per share	$1.39	$0.87	$1.25

The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001 are as follows:

	Balance December 31, 2001	Adjustments	Amortization	Balance December 31, 2002
	(Thousands of Dollars)
Marketing and Trading	$5,616	$—	$—	$5,616
Gathering and Processing	34,343	—	—	34,343
Transportation and Storage	22,183	—	—	22,183
Distribution	51,368	—	—	51,368

Total consolidated	$113,510	$—	$—	$113,510

	Balance December 31, 2000	Adjustments	Amortization	Balance December 31, 2001
	(Thousands of Dollars)
Marketing and Trading	$5,123	$679	$(186)	$5,616
Gathering and Processing	17,887	17,067	(611)	34,343
Transportation and Storage	17,669	5,394	(880)	22,183
Distribution	52,362	—	(994)	51,368

Total consolidated	$93,041	$23,140	$(2,671)	$113,510

(G)	COMPREHENSIVE INCOME

The table below gives an overview of comprehensive income for the periods indicated.

	Years Ended December 31,
	2002		2001
	(Thousands of Dollars)
Net income		$166,624		$101,565
Other comprehensive income (loss):
Cumulative effect of a change in accounting principle	$—		$(45,556)
Unrealized gains on derivative instruments	3,463		28,491
Unrealized holding gains arising during the period	13,087		—
Realized (gains) losses in net income	(16,512)		18,383
Minimum pension liability adjustment	(6,166)		(4,252)

Other comprehensive loss before taxes	(6,128)		(2,934)
Income tax benefit on other comprehensive loss	2,362		1,154

Other comprehensive loss		$(3,766)		$(1,780)

Comprehensive income		$162,858		$99,785

Accumulated other comprehensive loss of $5.5 million at December 31, 2002, includes unrealized gains and losses on derivative instruments and minimum pension liability adjustments.

(H)	CAPITAL STOCK

Series A Convertible Preferred Stock – The Company issued Series A Convertible Preferred Stock, par value $0.01 per share, at the time of the November 1997 transaction with Westar Energy Corp. (formerly Western Resources, Inc.). On February 5, 2003, the Company repurchased from Westar Industries approximately 9 million shares (approximately 18.1 million shares of common stock equivalents) of its Series A Convertible Preferred Stock. The Company exchanged the remaining shares for 21.8 million shares of its newly-created Series D Convertible Preferred Stock. See Note W.

The terms of the Series A Convertible Preferred Stock provide that holders are entitled to receive a dividend payment, with respect to each dividend period of the common stock, equal to 3.0 times the dividend amount declared in respect of each share of common stock for the first five years of the agreement. In November 2002, the rate was reduced to 2.5 times the dividend amount declared in respect to each share of common stock, and at no time can the dividend be less than $1.80 per share on an aggregate annual basis. The dividend multiple was adjusted to reflect the 2001 two-for-one common stock split. Preferential cash dividends are paid quarterly on each share of Series A Convertible Preferred Stock, but those dividends are not cumulative to the extent they are not paid on any dividend payment date.

The Series A Convertible Preferred Stock is convertible, subject to certain restrictions, at the option of the holder, into ONEOK, Inc. Common Stock at the rate of two shares for each share of Series A Convertible Preferred Stock.

The liquidation preference of the Series A Convertible Preferred Stock is equal to that payable per share of the Company’s Common Stock, as adjusted to reflect any stock split or similar events, assuming conversion of all outstanding shares of the Series A Convertible Preferred Stock immediately prior to the event triggering the liquidation preference, plus any dividends.

Holders of Series A Convertible Preferred Stock are entitled to vote together with holders of the Company’s Common Stock with respect to certain matters. Holders of Series A Convertible Preferred Stock cannot vote in any election of directors to the Company’s Board of Directors or on any matter submitted to the Company’s shareholders other than those previously discussed and other matters as required by law.

Series B Convertible Preferred Stock – The terms of Series B Convertible Preferred Stock are the same as Series A Convertible Preferred Stock, except that the dividend amount is equal to the greater of 2.5 times the common stock dividend, and at no time could the dividend be less than $1.50 per share on an aggregate annual basis during the first five years after the agreement, which ended November 27, 2002, and not less than $1.80 on an aggregate annual basis thereafter. There are no shares of Series B Convertible Preferred Stock currently outstanding.

Series C Preferred Stock – Series C Preferred Stock is designed to protect ONEOK, Inc. shareholders from coercive or unfair takeover tactics. Holders of Series C Preferred Stock are entitled to receive, in preference to the holders of ONEOK Common Stock, quarterly dividends in an amount per share equal to the greater of $0.50 or subject to adjustment, 100 times the aggregate per share amount of all cash dividends, and 100 times the aggregate per share amount (payable in kind) of all non-cash dividends. No Series C Preferred Stock has been issued.

Common Stock – At December 31, 2002, the Company had approximately 176 million shares of authorized and unreserved common stock available for issuance.

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

The Board of Directors has reserved 12.0 million shares of ONEOK, Inc.’s common stock for the Direct Stock Purchase and Dividend Reinvestment Plan, of which 188,000 shares, 424,000 shares and 190,000 shares were issued in fiscal years 2002, 2001 and 2000, respectively. In January 2001, the Company amended and restated, in its entirety, the existing Direct Stock Purchase and Dividend Reinvestment Plan. The Company has reserved approximately 13.2 million shares for the Thrift Plan for Employees of ONEOK, Inc. and Subsidiaries, less the number of shares issued to date under this plan.

During 1999, the Company initiated a stock buyback plan for up to 15 percent of its capital stock. The program authorized the Company to make purchases of its common stock on the open market with the timing and terms of purchases and the number of shares purchased to be determined by management based on market conditions and other factors. Through April 30, 2001, the shares purchased under this plan totaled 5.1 million, which has been adjusted for the two-for-one stock split. The purchased shares are held in treasury and available for general corporate purposes, funding of stock-based compensation plans, and resale at a future date, or retirement. Purchases were financed with short-term debt or were made from available funds. This plan expired in 2001.

During 2001, the Company began a second stock buyback plan for up to 10 percent of its capital stock. The program authorized the Company to make purchases of its common stock on the open market with the timing and terms of purchases and the number of shares purchased to be determined by management based on market conditions and other factors. The purchased shares are held in treasury and available for general corporate purposes, funding of stock-based compensation plans, and resale at a future date, or retirement. This plan expired in 2002. At that time, the Company had not purchased any stock under this plan.

Under the most restrictive covenants of the Company’s loan agreements, $364.1 million (72 percent) of retained earnings were available to pay dividends at December 31, 2002. Under the Company’s existing credit agreement, it is restricted from declaring or making any dividend payment, directly or indirectly, or incurring any obligation to do so unless the aggregate amount so declared, paid or expended after August 31, 1998, would not exceed an amount equal to 100 percent of our net income arising after August 31, 1998, plus $125 million and computed on a cumulative consolidated basis with other such transactions by the Company. The Company’s credit agreement contains no restrictions on the transfer of assets of its subsidiaries to ONEOK (the parent company) in the form of loans, advances or cash dividends without the consent of a third party.

(I)	PAID IN CAPITAL

Paid in capital was $339.7 million and $338.1 million for common stock at December 31, 2002 and 2001, respectively. Paid in capital for convertible preferred stock was $564.2 million at December 31, 2002 and 2001.

(J)	LINES OF CREDIT AND SHORT-TERM NOTES PAYABLE

Commercial paper and short-term notes payable totaling $265.5 million was outstanding at December 31, 2002. Commercial paper and short-term notes payable totaling $599.1 million were outstanding at December 31, 2001. The commercial paper and notes carried average interest rates of 1.99 percent and 4.25 percent at December 31, 2002 and 2001, respectively. The

Company has a $850 million short-term unsecured revolving credit facility, which provides a back-up line of credit for commercial paper in addition to providing short-term funds. Interest rates and facility fees are based on prevailing market rates and the Company’s credit ratings. No amounts were outstanding under the line of credit and no compensating balance requirements existed at December 31, 2002. Maximum short-term debt from all sources as approved by the Company’s Board of Directors is $1.2 billion.

(K)	LONG-TERM DEBT

The aggregate maturities of long-term debt outstanding at December 31, 2002, are $6.3 million; $6.3 million; $356.3 million; $306.3 million; and $6.3 million for 2003 through 2007, respectively, including $6.0 million, which is callable at the option of the holder in each of those years, and $187.0 million, which becomes callable at par at the option of ONEOK during 2003.

In January 2003, the Company issued long-term debt concurrent with its public equity offering. See Note W.

In June 2002, the Company issued $3.5 million of long-term variable rate debt, which is secured by the corporate airplane, at an interest rate of 1.25 percent over London InterBank Offered Rate (LIBOR). All remaining long-term notes payable are unsecured. In August 2002, the Company completed a tender offer to purchase all of the outstanding 8.44% Senior Notes due 2004 and the 8.32% Senior Notes due 2007 for a total purchase price of approximately $65 million. The total purchase price included a premium of approximately $2.9 million and consent fees of approximately $1.8 million to purchase the notes, which are reflected in interest expense in the income statement. In April 2002, the Company retired $240 million of two-year floating rate notes that were issued in April 2000. The interest rate for these notes reset quarterly at a 0.65 percent spread over the three month LIBOR. The proceeds from the notes were used to fund acquisitions. In 2001, the Company issued a $400 million note at a rate of 7.125%. The proceeds from the note were used to refinance short-term debt.

The Company is subject to the risk of fluctuation in interest rates in the normal course of business. The Company manages interest rate risk through the use of fixed rate debt, floating rate debt and, at times, interest rate swaps. In July 2001, the Company entered into interest rate swaps on a total of $400 million in fixed rate long-term debt. The interest rate under these swaps resets periodically based on the three-month LIBOR or the six-month LIBOR at the reset date. In October 2001, the Company entered into an agreement to lock in the interest rates for each reset period under the swap agreements through the first quarter of 2003. In December 2001, the Company entered into interest rate swaps on a total of $200 million in fixed rate long-term debt. In January 2003, the rates were locked through the first quarter of 2004. In 2002, the Company recorded a $79.0 million net increase in price risk management assets to recognize at fair value its derivatives that are designated as fair value hedging instruments. Long-term debt was increased by approximately $78.3 million to recognize the change in fair value of the related hedged liability. The swaps generated $20.6 million of interest rate savings during 2002. See further discussion of interest rate risk in Note D.

The following table sets forth the Company’s Long-Term Debt for the periods indicated.

	December 31,
	2002	2001
	(Thousands of Dollars)
Long-Term Notes Payable
3.95% due 2002	$—	$240,000
8.44% due 2004	—	40,000
7.75% due 2005	350,000	350,000
7.75% due 2006	300,000	300,000
8.32% due 2007	—	24,000
Libor+ 1.25% due 2009	3,361	—
6.00% due 2009	100,000	100,000
7.125% due 2011	400,000	400,000
6.40% due 2019	94,104	94,913
6.50% due 2028	93,208	93,880
6.875% due 2028	100,000	100,000
8.0% due 2051	1,364	1,367

Total Long-Term Notes Payable	1,442,037	1,744,160
Change in fair value of hedged debt	78,268	7,379
Unamortized debt discount	(2,853)	(3,527)
Current maturities	(6,334)	(250,000)

Long-Term Debt	$1,511,118	$1,498,012

The Company’s Revolving Credit Facility has customary covenants that relate to liens, investments, fundamental changes in the business, the restriction of certain payments, changes in the nature of the business, transactions with affiliates, burdensome agreements, the use of the proceeds, and a limit on the Company’s debt to capital ratio. Other debt agreements have negative covenants that relate to liens and sale/leaseback transactions. At December 31, 2002, the Company was in compliance with all covenants.

(L)	EMPLOYEE BENEFIT PLANS

Retirement Plans – The Company has defined benefit and defined contribution retirement plans covering substantially all employees. Company officers and certain key employees are also eligible to participate in supplemental retirement plans. The Company generally funds pension costs at a level equal to the minimum amount required under the Employee Retirement Income Security Act of 1974.

Other Postretirement Benefit Plans – The Company sponsors welfare care plans that provide postretirement medical benefits and life insurance benefits to substantially all employees who retire under the Retirement Plans with at least five years of service. Non-bargaining unit employees retiring between the ages of 50 and 55 have access only to Company provided medical benefits. Non-bargaining unit employees retiring at age 55 or older are eligible for both the Company provided medical and life insurance benefits. The plans are contributory, with retiree contributions adjusted periodically, and contain other cost-sharing features such as deductibles and coinsurance.

The Company elected to delay recognition of the accumulated postretirement benefit obligation (APBO) and amortize it over 20 years as a component of net periodic postretirement benefit cost.

The following tables set forth the Company’s pension and other postretirement benefit plans benefit obligations, fair value of plan assets, and funded status at December 31, 2002 and 2001.

	Pension Benefits December 31,		Postretirement Benefits December 31,
	2002	2001	2002	2001
Change in Benefit Obligation	(Thousands of Dollars)
Benefit obligation, beginning of period	$516,096	$481,879	$154,559	$136,157
Service cost	10,662	9,751	3,587	3,074
Interest cost	36,782	36,188	10,990	10,195
Participant contributions	—	—	1,769	1,476
Plan amendments	667	—	(11,987)	—
Actuarial (gain)/loss	72,310	21,504	30,817	13,626
Benefits paid	(34,687)	(33,226)	(11,831)	(9,969)

Benefit obligation, end of period	$601,830	$516,096	$177,904	$154,559

Change in Plan Assets
Fair value of assets, beginning of period	$587,289	$747,635	$27,747	$24,110
Actual return on assets	(27,505)	(128,527)	1,809	374
Employer contributions	1,419	1,407	713	3,263
Benefits paid	(34,687)	(33,226)	—	—

Fair value of assets, end of period	$526,516	$587,289	$30,269	$27,747

Funded status—over(under)	$(75,314)	$71,193	$(147,636)	$(126,812)
Unrecognized net asset	(781)	(1,248)	—	—
Unrecognized transition obligation	—	—	9,061	22,903
Unrecognized prior service cost	5,989	6,112	—	—
Unrecognized net (gain)loss	195,532	27,177	57,767	25,976
Activity subsequent to measurement date	—	—	6,303	586

(Accrued)prepaid pension cost	$125,426	$103,234	$(74,505)	$(77,347)

Actuarial Assumptions
Discount rate	6.80%	7.35%	6.80%	7.35%
Expected rate of return	9.00%	9.85%	9.00%	9.85%
Compensation increase rate	4.00%	4.50%	4.50%	4.50%

	Pension Benefits Years Ended December 31,
	2002	2001	2000
Components of Net Periodic Benefit Cost (Income)	(Thousands of Dollars)
Service cost	$10,662	$9,751	$9,365
Interest cost	36,782	36,188	34,806
Expected return on assets	(67,195)	(61,161)	(55,566)
Amortization of unrecognized net asset at adoption	(467)	(467)	(467)
Amortization of unrecognized prior service cost	790	822	822
Amortization of (gain)/loss	(1,345)	(4,377)	233

Net periodic benefit cost (income)	$(20,773)	$(19,244)	$(10,807)

	Postretirement Benefits Years Ended December 31,
	2002	2001	2000
Components of Net Periodic Benefit Cost (Income)	(Thousands of Dollars)
Service cost	$3,587	$3,074	$3,566
Interest cost	10,990	10,195	10,312
Expected return on assets	(2,791)	(2,364)	(1,792)
Amortization of unrecognized net transition obligation at adoption	1,954	1,954	2,512
Amortization of loss	979	234	430

Net periodic benefit cost (income)	$14,719	$13,093	$15,028

For measurement purposes, a 10 percent annual rate of increase in the per capita cost of covered medical benefits (i.e., medical cost trend rate) was assumed for 2002. The rate was assumed to decrease gradually to 5 percent by the year 2007 and remain at that level thereafter. The medical cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed medical cost trend by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2002, by $15.0 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2002, by $1.5 million. Decreasing the assumed medical cost trend by one percentage point in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2002, by $12.4 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 2002, by $1.2 million.

Employee Thrift Plan – The Company has a Thrift Plan covering substantially all employees. Employee contributions are discretionary. Subject to certain limits, the Company matches employee contributions. The cost of the plan was $8.5 million, $8.8 million and $6.7 million in fiscal years 2002, 2001 and 2000, respectively.

Postemployment Benefits – The Company pays postemployment benefits to former or inactive employees after employment but before normal retirement in compliance with specific separation agreements. Employees hired after January 1, 1999 are not eligible for this benefit.

Regulatory Treatment – The OCC has approved the recovery of ONG pension costs and other postretirement benefit costs through rates. The costs recovered through rates are based on current funding requirements and the net periodic postretirement benefit cost for pension and postretirement costs, respectively. Differences, if any, between the expense and the amount ordered through rates are charged to earnings.

Prior to the acquisition of the assets regulated by the KCC in fiscal 1998, Western Resources, Inc. had established a corporate-owned life insurance (“COLI”) program that it believed in the long term would offset the expenses of its postretirement and postemployment benefit plans. Accordingly, the KCC issued an order permitting the deferral of postretirement and postemployment benefit expenses in excess of amounts recognized on a pay-as-you-go basis. The Company did not acquire the COLI program. In connection with the KCC’s approval of the acquisition, the KCC granted the Company the benefit of all previous accounting orders issued to Western and requested that the Company submit a plan of recovery either through a general rate increase or through specific cost savings or revenue increases. Based on regulatory precedents established by the KCC and the accounting order, which permits the Company to seek recovery through rates, management believes that it is probable that accrued postretirement and postemployment benefits can be recovered in rates. The Company filed for recovery of these costs in the rate case filed with the KCC in January 2003 requesting recovery over a period not to exceed approximately 10 years. If these costs cannot be recovered in rates charged to customers, the Company would be required to record a one-time charge to expense for a portion of the regulatory asset established for postretirement and postemployment benefit costs totaling approximately $49.2 million at December 31, 2002.

(M)	COMMITMENTS AND CONTINGENCIES

Leases – The initial term of the Company’s headquarters building, ONEOK Plaza, is for 25 years, expiring in 2009, with six five-year renewal options. At the end of the initial term or any renewal period, the Company can purchase the property at its fair market value. Annual rent expense for the lease will be approximately $6.8 million until 2009. Rent payments were $9.3 million in fiscal years 2002, 2001 and 2000. Estimated future minimum rental payments for the lease are $9.3 million for each of the years ending December 31, 2003 through 2009.

The Company has the right to sublet excess office space in ONEOK Plaza. The Company received rental revenue of $3.2 million in fiscal year 2002 and $3.5 million in fiscal years 2001 and 2000 for various subleases. Estimated minimum future rental payments to be received under existing contracts for subleases are $3.0 million in 2003, $2.5 million in 2004, $1.8 million in 2005, $1.3 million in 2006, $0.5 million in 2007 and a total of $0.7 million thereafter.

Other operating leases include a gas processing plant, office buildings, and equipment. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2002, are $29.9 million in 2003, $26.1 million in 2004, $27.5 million in 2005, $40.7 million in 2006 and $26.7 million in 2007. The above amounts include lease payments for auto leases that are accounted for as operating leases but are treated as capital leases for income tax purposes. Also, the above amounts include the following minimum lease payments relating to the lease of a gas processing plant: $16.2 million in 2003, $20.9 million in 2004, $24.2 million in 2005, $37.7 million in 2006 and $24.2 million in 2007. The Company has a liability for uneconomic lease terms relating to the gas processing plant, which was acquired from KMI. Accordingly, the liability is amortized to rent expense in the amount of $13.0 million per year over the term of the lease. The amortization of the liability reduces rent expense; however, the cash outflow under the lease remains the same.

Southwest Gas Corporation – In May 1999, a series of lawsuits were filed in connection with the Company’s and Southern Union Company’s (Southern Union) failed attempts to merge with Southwest. The Company, Southern Union and Southwest all sued each other and Southern Union made claims against a member of the Arizona Corporation Commission and other individuals, including officers and directors of the Company.

On August 9, 2002, the Company and Southwest settled their claims against each other for a payment of $3.0 million by ONEOK to Southwest. On January 3, 2003, the Company entered into a definitive settlement agreement with Southern Union resolving all remaining legal issues. It also resolved the claims against John A. Gaberino, Jr. and Eugene Dubay related to this matter. Under the terms of the settlement, the Company paid $5.0 million to Southern Union, which is included in the December 31, 2002 financial statements. The Company and its affiliated parties are released from any claims against them brought by Southern Union related to the terminated acquisition of Southwest.

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

Environmental – The Company has 12 manufactured gas sites located in Kansas, which may contain potentially harmful materials that are classified as hazardous material. Hazardous materials are subject to control or remediation under various environmental laws and regulations. A consent agreement with the Kansas Department of Health and Environment (KDHE) presently governs all future work at these sites. The terms of the consent agreement allow the Company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. Remedial investigation has commenced on four sites. However, a comprehensive study is not complete and the results to date do not provide a sufficient basis for a reasonable estimation of the total liability. The liability accrued is reflective of an estimate of the total cost of remedial investigation and feasibility study. Through December 31, 2002, the costs of the investigations and risk analysis related to these manufactured gas sites have been immaterial. The site situations are not common and the Company has no previous experience with similar remediation efforts. The information currently available estimates the cost of remediation to range from $100,000 to $10 million per site based on a limited comparison of costs incurred by others to remediate comparable sites. As such, the information provides an insufficient basis to reasonably estimate a minimum range of the Company’s liability. These estimates do not give effect to potential insurance recoveries, recoveries through rates or from unaffiliated parties. At this time, the Company is not recovering any environmental amounts in rates. The KCC has permitted others to recover remediation costs through rates. It should be noted that additional information and testing could result in costs significantly below or in excess of the amounts estimated above. To the extent that such remediation costs are not recovered, the costs could be material to the Company’s results of operations and cash flows depending on the remediation done and number of years over which the remediation is completed.

Yaggy Facility – In January 2001, the Yaggy gas storage facility’s operating parameters were changed as mandated by the KDHE following natural gas explosions and eruptions of natural gas geysers in or near Hutchison, Kansas. In July 2002, the KDHE issued an administrative order that assessed a $180,000 civil penalty against the Company, based on alleged violations of several KDHE regulations. A status conference was held on February 12, 2003, and another one has been scheduled for April 10, 2003, regarding progress toward reaching an agreed consent order. The Company believes there are no long-term environmental effects from the Yaggy storage facility.

Two separate class action lawsuits have been filed against the Company in connection with the natural gas explosions and eruptions of natural gas geysers that occurred in or near Hutchinson, Kansas in January 2001. These class action lawsuits were filed on the grounds that the eruptions and explosions related to natural gas that allegedly escaped from the Yaggy storage facility. On January 17, 2003, the two-year statute of limitations for personal injury claims and all non-class members expired. In addition to the two class action matters, sixteen other cases have been filed against the Company or its subsidiaries seeking recovery for various claims, including property damage, personal injury, loss of business and, in some instances, punitive damages. Although no assurances can be given, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations. The Company’s insurance carrier in these cases represents the Company and its subsidiaries. The Company is vigorously defending itself against all claims.

Other – The OCC staff filed an application on February 1, 2001, to review the gas procurement practices of ONG in acquiring its gas supply for the 2000/2001 heating season and to determine if these practices were consistent with least cost procurement practices and whether the Company’s procurement decisions resulted in fair, just and reasonable costs being borne by ONG customers. In a hearing on October 31, 2001, the OCC issued an oral ruling that ONG not be allowed to recover the balance in the Company’s unrecovered purchased gas cost (UPGC) account related to the unrecovered gas costs from the 2000/2001 winter. This was effective with the first billing cycle for the month following the issuance of a final order. A final order, issued on November 20, 2001, halted the recovery process effective December 1, 2001. On December 12, 2001, the OCC approved a request to stay the order and allowed ONG to begin collecting unrecovered gas costs, subject to refund had the Company ultimately lost the case. In the fourth quarter of 2001, the Company took a charge of $34.6 million as a result of this order. In May 2002, the Company, along with the staff of the Public Utility Division and the Consumer Services Division of the OCC, the Oklahoma Attorney General, and other stipulating parties, entered into a joint settlement agreement resolving this gas cost issue and ongoing litigation related to a contract with Dynamic Energy Resources, Inc.

The settlement agreement has a $33.7 million value to ONG customers that will be realized over a three-year period. In July 2002, immediate cash savings were provided to all ONG customers in the form of billing credits totaling approximately $9.1 million, with an additional $1.0 million available for former customers returning to the ONG system. If the additional $1.0 million is not fully refunded to customers returning to the ONG system by December 2005, the remainder will be included in the final billing credit. ONG is replacing certain gas contracts, which is expected to reduce gas costs by approximately $13.8 million, due to avoided reservation fees between April 2003 and October 2005. Additional savings of approximately $8.0 million from the use of storage service in lieu of those contracts are expected to occur between November 2003 and March 2005. Any expected savings from the use of storage that are not achieved, any remaining billing credits not issued to returning customers and an additional $1.8 million credit will be added to the final billing credit scheduled to be provided to customers in December 2005. As a result of this settlement agreement, the Company revised its estimate of the charge taken in the fourth quarter of 2001 downward by $14.2 million to $20.4 million and recorded the adjustment in the second quarter of 2002 as a decrease to cost of gas.

The Company is a party to other litigation matters and claims, which are normal in the course of its operations, and while the results of litigation and claims cannot be predicted with certainty, management believes the final outcome of such matters will not have a materially adverse effect on consolidated results of operations, financial position, or liquidity.

(N)	INCOME TAXES

The following table sets forth the Company’s provisions for income taxes for the periods indicated:

	Years Ended December 31,
	2002	2001	2000
	(Thousands of Dollars)
Current income taxes
Federal	$(53,306)	$(69,273)	$55,764
State	(9,932)	(13,426)	8,379

Total current income taxes from continuing operations	(63,238)	(82,699)	64,143

Deferred income taxes
Federal	139,243	113,882	20,647
State	26,480	6,307	1,893

Total deferred income taxes from continuing operations	165,723	120,189	22,540

Total provision for income taxes before cumulative effect/discontinued operations	102,485	37,490	86,683

Total provision for income taxes for the cumulative effect of a change in accounting principle	—	(1,356)	1,334
Discontinued operations	6,807	14,744	3,603

Total provision for income taxes	$109,292	$50,878	$91,620

The following table is a reconciliation of the Company’s provision for income taxes for the periods indicated.

	Years Ended December 31,
	2002	2001	2000
	(Thousands of Dollars)
Pretax income from continuing operations	$258,460	$116,327	$224,349
Federal statutory income tax rate	35%	35%	35%

Provision for federal income taxes	90,461	40,714	78,522
Amortization of distribution property investment tax credit	(651)	(764)	(807)
State income taxes, net of federal tax benefit	10,756	(4,627)	6,677
Other, net	1,919	2,167	2,291

Income tax expense	$102,485	$37,490	$86,683

The following table sets forth the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities for the periods indicated.

	Years Ended December 31,
	2002	2001	2000
Deferred tax assets	(Thousands of Dollars)
Accrued liabilities not deductible until paid	$111,020	$180,331	$173,493
Net operating loss carryforward	15,479	36,972	1,665
Regulatory assets	17,527	9,956	4,734
Other	37,002	2,057	4,277

Total deferred tax assets	181,028	229,316	184,169

Valuation allowance for net operating loss carryforward expected to expire prior to utilization	—	6,693	1,230

Net deferred tax assets	181,028	222,623	182,939
Deferred tax liabilities
Excess of tax over book depreciation and depletion	617,849	545,398	442,826
Investment in joint ventures	8,081	12,198	11,280
Regulatory assets	112,200	95,836	78,186
Other	48,390	38,472	3,851

Total deferred tax liabilities	786,520	691,904	536,143

Net deferred tax liabilities before discontinued operations	$605,492	$469,281	$353,204

Discontinued operations	40,285	33,478	18,734

Net deferred tax liabilities	$645,777	$502,759	$371,938

The Company has remaining net operating loss carryforwards for federal and state income tax purposes of approximately $26.2 million and $344.3 million, respectively, at December 31, 2002, which expire, unless previously utilized, at various dates through the year 2022. This includes federal carryforwards of $1.2 million and state carryforwards of $11.9 million related to the discontinued component. Management believes the results of future operations will generate sufficient taxable income to realize the deferred tax assets. At December 31, 2002, the Company had $6.0 million in deferred investment tax credits recorded in other deferred credits, which will be amortized over the next 13 years.

(O)	SEGMENT INFORMATION

Management has divided its operations into six reportable segments based on similarities in economic characteristics, products and services, types of customers, methods of distribution and regulatory environment. These segments are as follows: (1) the Marketing and Trading segment markets natural gas to wholesale and retail customers and markets electricity to wholesale customers; (2) the Gathering and Processing segment gathers and processes natural gas and fractionates, stores and markets natural gas liquids; (3) the Transportation and Storage segment gathers, transports and stores natural gas for others and buys and sells natural gas; (4) the Distribution segment distributes natural gas to residential, commercial and industrial customers, leases pipeline capacity to others and provides transportation services to end-use customers; (5) the Production segment develops and produces natural gas and oil; and (6) the Other segment primarily operates and leases the Company’s headquarters building and a related parking facility.

During the first quarter of 2002, the Power segment was combined with the Marketing and Trading segment, eliminating the Power segment. This reflects the Company’s strategy of trading around the Company’s recently completed electric generating power plant. All segment data has been reclassified to reflect this change.

In July 2002, the Company completed a transaction to transfer certain transmission assets in Kansas from the Transportation and Storage segment to the Distribution segment. All historical financial and statistical information has been adjusted for this transfer.

The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies. Intersegment gross sales are recorded on the same basis as sales to unaffiliated customers. Intersegment sales for the Marketing and Trading segment were $299.2 million, $614.7 million and $299.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. All corporate overhead costs relating to a reportable segment have been allocated for the purpose of calculating operating income, including depreciation expense related to the Company’s computer operating system, which is recorded in the Other segment. The Company’s equity method investments do not represent operating segments of the Company. There are no single external customers from which the Company receives ten percent or more of consolidated revenues.

The following tables set forth certain selected financial information for the Company’s six operating segments for the periods indicated.

	Regulated		Non-Regulated
Year Ended December 31, 2002	Transportation and Storage	Distribution	Marketing and Trading	Gathering and Processing	Production	Other and Eliminations	Total
Sales to unaffiliated customers	$70,812	$1,218,400	$72,697	$810,722	$29,998	$(307,778)	$1,894,851
Energy trading contracts, net	—	—	209,429	—	—	—	$209,429
Intersegment sales	93,422	2,244	—	322,499	2,456	(420,621)	$—

Total Revenues	$164,234	$1,220,644	$282,126	$1,133,221	$32,454	$(728,399)	$2,104,280

Net revenues	$117,584	$414,393	$214,480	$194,378	$32,454	$2,371	$975,660
Operating costs	$46,694	$243,170	$27,674	$127,747	$8,332	$2,722	$456,339
Depreciation, depletion and amortization	$17,563	$76,063	$5,298	$33,523	$13,842	$1,554	$147,843
Operating income	$53,327	$95,160	$181,508	$33,108	$10,280	$(1,905)	$371,478
Income from operations of discontinued component	$—	$—	$—	$—	$10,648	$—	$10,648
Income from equity investments	$1,381	$—	$—	$—	$—	$(1,015)	$366
Total assets	$815,301	$1,772,117	$1,588,418	$1,246,866	$348,222	$(40,066)	$5,730,858
Capital expenditures (continuing operations)	$20,554	$115,569	$2,340	$43,101	$17,810	$11,278	$210,652
Capital expenditures (discontinued component)	$—	$—	$—	$—	$21,824	$—	$21,824

	Regulated		Non-Regulated
Year Ended December 31, 2001	Transportation and Storage	Distribution	Marketing and Trading	Gathering and Processing	Production	Other and Eliminations	Total

Sales to unaffiliated customers	$76,837	$1,506,420	$29,760	$814,963	$33,799	$(647,599)	$1,814,180
Energy trading contracts, net	—	—	101,761	—	—	—	$101,761
Intersegment sales	86,226	4,548	—	499,854	4,108	(594,736)	$—

Total Revenues	$163,063	$1,510,968	$131,521	$1,314,817	$37,907	$(1,242,335)	$1,915,941

Net revenues	$113,437	$369,300	$110,287	$189,621	$37,907	$5,823	$826,375
Operating costs	$42,357	$237,657	$32,846	$116,853	$8,351	$(831)	$437,233
Depreciation, depletion and amortization	$17,990	$70,359	$2,611	$29,201	$11,240	$2,132	$133,533
Operating income	$53,090	$61,284	$74,830	$43,567	$18,316	$4,522	$255,609
Income from operations of discontinued component	$—	$—	$—	$—	$24,879	$—	$24,879
Cumulative effect of a change in accounting principle, net of tax	$—	$—	$—	$—	$(2,151)	$—	$(2,151)
Income from equity investments	$2,946	$—	$—	$—	$111	$5,052	$8,109
Total assets	$723,263	$1,762,738	$1,491,624	$1,303,236	$321,720	$250,719	$5,853,300
Capital expenditures (continuing operations)	$32,378	$133,470	$43,486	$51,442	$20,429	$24,817	$306,022
Capital expenditures (discontinued component)	$—	$—	$—	$—	$35,545	$—	$35,545

	Regulated		Non-Regulated
Year Ended December 31, 2000	Transportation and Storage	Distribution	Marketing and Trading	Gathering and Processing	Production	Other and Eliminations	Total
Sales to unaffiliated customers	$111,644	$1,270,369	$2,894	$839,388	$15,787	$(307,491)	$1,932,591
Energy trading contracts, net	—	—	63,588	—	—	—	$63,588
Intersegment sales	40,422	3,568	—	197,325	3,088	(244,403)	$—

Total Revenues	$152,066	$1,273,937	$66,482	$1,036,713	$18,875	$(551,894)	$1,996,179

Net revenues	$109,190	$385,473	$66,482	$224,012	$18,875	$(58,380)	$745,652
Operating costs	$34,645	$210,252	$14,321	$90,501	$6,103	$(54,099)	$301,723
Depreciation, depletion and amortization	$17,439	$68,917	$887	$22,692	$6,958	$2,532	$119,425
Operating income	$57,106	$106,304	$51,274	$110,819	$5,814	$(6,813)	$324,504
Income from operations of discontinued component	$—	$—	$—	$—	$5,826	$—	$5,826
Cumulative effect of a change in accounting principle, net of tax	$—	$—	$2,115	$—	$—	$—	$2,115
Income from equity investments	$3,240	$—	$—	$—	$125	$660	$4,025
Total assets	$587,826	$2,081,419	$3,112,653	$1,507,546	$308,041	$(237,140)	$7,360,345
Capital expenditures (continuing operations)	$32,688	$129,996	$59,512	$32,383	$17,202	$22,789	$294,570
Capital expenditures (discontinued component)	$—	$—	$—	$—	$16,833	$—	$16,833

(P)	QUARTERLY FINANCIAL DATA (UNAUDITED)

Total operating revenues are consistently greater during the heating season from November through March due to the large volume of natural gas sold to customers for heating. The following tables set forth the unaudited quarterly results of operations for the periods indicated.

Year Ended December 31, 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Thousands of dollars, except per share amounts)
Net revenues	$294,436	$238,637	$208,842	$233,745
Operating income	$141,465	$79,291	$63,784	$86,938
Other income (expense), net	$(720)	$5,131	$(7,012)	$(4,011)
Income taxes	$42,870	$24,251	$10,405	$24,959
Income from Discontinued Operations	$905	$3,065	$3,343	$3,335
Net Income	$72,598	$35,383	$20,719	$37,924
Earnings per share of common stock, net
Basic	$0.61	$0.29	$0.17	$0.33
Diluted	$0.60	$0.29	$0.17	$0.33
Dividends per share of common stock	$0.155	$0.155	$0.155	$0.155
Average shares of common stock outstanding
Basic	100,070	99,877	99,957	100,072
Diluted	100,276	100,707	100,573	100,584

Year Ended December 31, 2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Thousands of dollars, except per share amounts)
Net revenues	$270,727	$196,799	$187,094	$171,755
Operating income	$134,343	$59,012	$50,135	$12,119
Other income (expense), net	$3,299	$566	$(1,914)	$(1,075)
Income taxes	$38,561	$7,840	$(1,782)	$(7,129)
Income from Discontinued Operations	$5,465	$8,119	$3,515	$7,780
Net Income (Loss)	$64,859	$23,608	$18,787	$(5,689)
Earnings per share of common stock, net
Basic	$0.54	$0.20	$0.16	$(0.05)
Diluted	$0.54	$0.20	$0.16	$(0.05)
Dividends per share of common stock	$0.155	$0.155	$0.155	$0.155
Average shares of common stock outstanding
Basic	99,214	99,407	99,521	99,648
Diluted	99,596	99,733	99,633	99,887

During the fourth quarter of 2001, the Company took a charge of $37.4 million to operating income related to the Enron bankruptcy filing, and, in the first quarter of 2002, it recovered $14.0 million of this charge. During the fourth quarter of 2001, the Company took a charge of $34.6 million against operating income related to unrecovered gas costs associated with the 2000/2001 winter, and, in the second quarter of 2002, the Company increased operating income by $14.2 million related to a settlement with the OCC on this matter. For further discussion of these charges, see Note M.

(Q)	SUPPLEMENTAL CASH FLOW INFORMATION

The following tables set forth supplemental information relative to the Company’s cash flows for the periods indicated.

	Years Ended December 31,
	2002	2001	2000
	(Thousands of Dollars)
Cash paid during the year
Interest (including amounts capitalized)	$109,897	$132,364	$111,097
Income taxes paid (received)	$(90,306)	$13,050	$57,579
Noncash transactions
Dividends on restricted stock	$209	$128	$79
Issuance of restricted stock, net	$2,628	$1,854	$(165)
Treasury stock transferred to compensation plans	$1,958	$1,776	$4,002

	Years Ended December 31,
	2002	2001	2000
	(Thousands of Dollars)
Acquisitions
Property, plant, and equipment	$4,036	$440	$828,724
Current assets	—	—	74,012
Current liabilities	—	—	(20,996)
Regulatory assets and goodwill	—	14,500	17,663
Lease obligation	—	—	(157,651)
Price risk management activities	—	—	(239,660)
Deferred credits	—	—	(11,313)
Deferred income taxes	—	—	—

Cash paid for acquisitions – continuing operations	$4,036	$14,940	$490,779

Cash paid for acquisitions – discontinued operations	$764	$1,075	$4,125

(R)	STOCK BASED COMPENSATION

Stock Splits – Due to the 2001 stock split, the number of shares and related exercise prices have been adjusted to maintain both the total market value of common stock underlying the options and Employee Stock Purchase Plan (ESPP) share elections, and the relationship between the fair market value of the common stock and the exercise price of the options and ESPP share elections.

Deferred Compensation Plans

Employee Non-Qualified Deferred Compensation Plan – The ONEOK, Inc. Employee Non-Qualified Deferred Compensation Plan provides select employees, as approved by the Board of Directors, with the option to defer portions of their compensation and provides non-qualified deferred compensation benefits which are not available due to limitations on employer and employee contributions to qualified defined contribution plans under the federal tax laws. Under the plan, participants have the option to defer their salary and/or bonus compensation to a short-term deferral account, which pays out a minimum of five years from commencement, or a long-term deferral account, which pays out at retirement or termination of the employee. Participants are immediately 100% vested. Short-term deferral accounts are allocated to the Five Year Treasury Bond Fund. Long-term deferral accounts are allocated among various investment options, including ONEOK Common Stock. At the distribution date, cash is distributed to the employees based on the fair market value of the investment at that date.

Deferred Compensation Plan for Non-Employee Directors – The ONEOK, Inc. Deferred Compensation Plan for Non-Employee Directors provides directors of the Company, who are not employees of the Company, the option to defer all or a portion of their compensation for their service on the Company’s Board of Directors. Under the plan, directors may elect either a cash deferral option or a phantom stock option. Under the cash deferral option, directors may defer the receipt of all or a portion of their annual retainer and/or meeting fees, plus accrued interest. Under the phantom stock option, directors may defer all or a portion of their annual retainer and/or meeting fees and receive such fees on a deferred basis in the form of shares of common stock under the Company’s Long-Term Incentive Plan. Shares are distributed to non-employee directors at the fair market value of the Company’s common stock at the date of distribution.

Stock Option Plans

Long-Term Incentive Plan – The ONEOK, Inc. Long-Term Incentive Plan provides for the granting of incentive stock options, non-statutory stock options, stock bonus awards, and restricted stock awards to key employees and the granting of stock awards to non-employee directors. The Company has reserved approximately 7.8 million shares of common stock for the plan, less the number of shares previously issued under the plan. The maximum numbers of shares for which options or other awards may be granted to any employee during any year is 300,000.

Under the plan, options may be granted by the Executive Compensation Committee (the Committee). Stock options and awards may be granted at any time until all shares authorized are transferred, except that no incentive stock option may be granted under the plan after August 17, 2005. Options may be granted which are not exercisable until a fixed future date or in installments. The plan also provides for restored options to be granted in the event an optionee surrenders shares of common stock that the optionee already owns in full or partial payment of the option price of an option being exercised and/or surrenders shares of common stock to satisfy withholding tax obligations incident to the exercise of an option. A restored option is for the number of shares surrendered by the optionee and has an option price equal to the fair market value of the common stock on the date on which the exercise of an option resulted in the grant of the restored option.

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

Stock Compensation Plan for Non-Employee Directors – The ONEOK, Inc. Stock Compensation Plan for Non-Employee Directors provides for the granting of incentive stock bonus awards, performance unit awards, restricted stock awards, and non-qualified stock options to Non-Employee Directors. The Company has reserved 700,000 shares, less the number of shares previously issued under the plan. The maximum number of shares of common stock with respect to which options or other awards may be granted to any Non-Employee Director during any year is 20,000.

Under the plan, options may be granted by the Committee at any time on or before January 18, 2011. Options may be exercisable in full at the time of grant or may become exercisable in one or more installments. The plan also provides for restored options in the event that the optionee surrenders shares of common stock that the optionee already owns in full or partial payment of the option price of an option being exercised and/or surrenders shares of common stock to satisfy withholding tax obligations incident to the exercise of an option. A restored option is for the number of shares surrendered by the optionee, and has an option price equal to the fair market value of the common stock on the date the exercise of an option resulted in the grant of the restored option. Options issued to date become void upon termination of service as a Non-Employee Director. Such options must be exercised no later than ten years after the date of grant of the option. In the event of death, the option may be exercised by the personal representative of the optionee.

The following table sets forth the stock option activity for the periods indicated.

	Number of Shares	Weighted Average Exercise Price
Outstanding December 31, 1999	1,855,316	$15.89
Granted	8,000	$13.16
Exercised	(342,822)	$15.38
Expired	(74,200)	$16.01
Restored	55,062	$21.45

Outstanding December 31, 2000	1,501,356	$16.19
Granted	1,102,000	$22.43
Exercised	(118,750)	$15.27
Expired	(179,672)	$19.57
Restored	3,538	$22.49

Outstanding December 31, 2001	2,308,472	$18.96
Granted	1,028,750	$17.06
Exercised	(226,286)	$15.64
Expired	(120,211)	$19.41
Restored	72,951	$21.01

Outstanding December 31, 2002	3,063,676	$18.60

Options Exercisable
December 31, 2000	813,894	$16.27
December 31, 2001	941,572	$16.57
December 31, 2002	1,378,270	$18.20

At December 31, 2002, the Company had 1,896,866 outstanding options with exercise prices ranging between $11.85 to $17.78 and a weighted average remaining life of 7.62 years. Of these options, 876,378 were exercisable at December 31, 2002, with a weighted average exercise price of $16.22.

The Company also had 1,166,810 options outstanding at December 31, 2002, with exercise prices ranging between $17.78 and $26.67 and a weighted average remaining life of 7.57 years. Of these options, 501,892 were exercisable at December 31, 2002, at a weighted average exercise price of $21.65.

Restricted Stock Awards – Under the Long-Term Incentive Plan, restricted stock awards also may be granted to key officers and employees. Ownership of the common stock vests over a three-year period. Shares awarded may not be sold during the vesting period. The fair market value of the shares associated with the restricted stock awards is recorded as unearned compensation in shareholders’ equity and is amortized to compensation expense over the vesting period. The dividends on the restricted stock awards are reinvested in common stock. The average price of shares granted was $17.05, $22.31 and $13.16 for the years ended December 31, 2002, 2001 and 2000, respectively.

Restricted stock information has been restated to give effect to the 2001 two-for-one stock split. The following table sets forth the restricted stock activity for the periods indicated.

	Number of Shares	Weighted Average Exercise Price
Outstanding December 31, 1999	133,994	$14.58
Granted	4,000	$13.16
Released to participants	(7,848)	$14.54
Forfeited	(20,780)	$14.57
Dividends	5,448	$14.93

Outstanding December 31, 2000	114,814	$14.55
Granted	90,400	$22.31
Released to participants	(2,424)	$14.70
Forfeited	(6,676)	$14.70
Dividends	6,463	$19.52

Outstanding December 31, 2001	202,577	$18.17
Granted	156,300	$17.05
Released to participants	(107,547)	$17.73
Forfeited	(1,912)	$18.77
Dividends	10,436	$19.92

Outstanding December 31, 2002	259,854	$17.74

Employee Stock Purchase Plan – In 1995, the Company authorized the ESPP and the Company currently has 2.8 million shares reserved for the ESPP, less the number of shares issued to date under this plan. Subject to certain exclusions, all full-time employees are eligible to participate. Under the terms of the plan, employees can choose to have up to ten percent of their annual earnings withheld to purchase the Company’s common stock. The Committee may allow contributions to be made by other means provided that in no event will contributions from all means exceed ten percent of the employee’s annual earnings. The purchase price of the stock is 85 percent of the lower of its grant date or exercise date market price. Approximately 61 percent, 56 percent, and 56 percent of eligible employees participated in the plan in fiscal years 2002, 2001, and 2000, respectively. Under the plan, the Company sold 285,200 shares in 2002, 192,593 shares in 2001, and 523,044 shares in 2000.

Accounting Treatment – The Company has applied APB 25 in accounting for both plans through 2002. Accordingly, no compensation cost has been recognized in the consolidated financial statements for the Company’s options and the Employee Stock Purchase Plan. The Company adopted Statement 123 on January 1, 2003, and will expense the fair value of all stock options beginning with options granted on or after January 1, 2003. See Note A for disclosure of the Company’s pro forma net income and earnings per share information had the Company applied the provisions of Statement 123 to determine the compensation cost under these plans for the periods indicated.

The fair market value of each option granted was estimated on the date of grant based on the Black-Scholes model using the following assumptions: volatility of 22.1 percent for 2002, 21.1 percent for 2001, and 21.2 percent for 2000; dividend yield of 3.6 percent for 2002, 5.5 percent for 2001, and 6.3 percent for 2000; and risk-free interest rate of 5.1 percent for 2002, 5.2 percent for 2001, and 5.7 percent for 2000.

Expected life ranged from 1 to 10 years based upon experience to date and the make-up of the optionees. Fair value of options granted at fair market value under the Plan were $3.88, $3.17 and $2.76 for the years ended December 31, 2002, 2001 and 2000, respectively. Fair value of options granted above fair market value under the Plan was $3.50 for the year ended December 31, 2001. The average exercise price of options granted above fair market value is $23.49 for the year ended December 31, 2001.

(S)	EARNINGS PER SHARE INFORMATION

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the periods indicated. There were 167,116, 158,989, and 113,836 option shares excluded from the calculation of Diluted Earnings per Share for the years ended December 31, 2002, 2001 and 2000, respectively, due to being antidilutive in those periods.

	Year Ended December 31, 2002
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations available for common stock	$118,876	60,022
Convertible preferred stock	37,100	39,892

Income from continuing operations available for common stock and assumed conversion of preferred stock	155,976	99,914	$1.56

Further dilution from applying the “two-class” method			(0.25)

Basic earnings per share from continuing operations			$1.31

Effect of other dilutive securities
Options and other dilutive securities	—	614

Diluted EPS from continuing operations
Income from continuing operations available for common stock and assumed exercise of stock options	$155,976	100,528	$1.55

Further dilution from applying the “two-class” method			(0.25)

Diluted earnings per share from continuing operations			$1.30

	Year Ended December 31, 2001
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations available for common stock	$41,737	59,557
Convertible preferred stock	37,100	39,892

Income from continuing operations available for common stock and assumed conversion of preferred stock	78,837	99,449	$0.79

Further dilution from applying the “two-class” method			(0.13)

Basic earnings per share from continuing operations			$0.66

Effect of other dilutive securities
Options and other dilutive securities	—	222

Diluted EPS from continuing operations
Income from continuing operations available for common stock and assumed exercise of stock options	$78,837	99,671	$0.79

Further dilution from applying the “two-class” method			(0.13)

Diluted earnings per share from continuing operations			$0.66

	Year Ended December 31, 2000
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations available for common stock	$100,566	58,448
Convertible preferred stock	37,100	39,892

Income from continuing operations available for common stock and assumed conversion of preferred stock	137,666	98,340	$1.40

Further dilution from applying the “two-class” method			(0.24)

Basic earnings per share from continuing operations			$1.16

Effect of other dilutive securities
Options and other dilutive securities	—	48

Diluted EPS from continuing operations
Income from continuing operations available for common stock and assumed exercise of stock options	$137,666	98,388	$1.40

Further dilution from applying the “two-class” method			(0.24)

Diluted earnings per share from continuing operations			$1.16

(T)	OIL AND GAS PRODUCING ACTIVITIES

The following table sets forth the Company’s historical cost information relating to its production operations for the periods indicated.

	Continuing Operations Years Ended December 31,			Discontinued Component Years Ended December 31,
	2002	2001	2000	2002	2001	2000
	(Thousands of Dollars)
Capitalized costs at end of year
Unproved properties	$409	$424	$296	$7,073	$3,799	$1,914
Proved properties	143,492	122,345	101,460	364,461	355,643	325,031

Total capitalized costs	143,901	122,769	101,756	371,534	359,442	326,945
Accumulated depreciation, depletion and amortization	58,383	44,761	33,177	148,798	134,320	114,484

Net capitalized costs	$85,518	$78,008	$68,579	$222,736	$225,122	$212,461

Costs incurred during the year
Property acquisition costs (unproved)	$326	$792	$118	$4,118	$1,542	$760
Exploitation costs	$—	$8	$10	$—	$—	$—
Development costs	$15,336	$19,216	$16,744	$19,809	$34,004	$16,073
Purchase of minerals in place	$2,899	$1,244	$3,760	$764	$328	$991

The following table sets forth the results of operations of the Company’s oil and gas producing activities for the periods indicated. The results exclude general office overhead and interest expense attributable to oil and gas production.

	Continuing Operations Years Ended December 31,			Discontinued Component Years Ended December 31,
	2002	2001	2000	2002	2001	2000
Net revenues	(Thousands of Dollars)
Sales to unaffiliated customers	$29,890	$33,752	$15,509	$50,354	$60,183	$34,359
Gas sold to affiliates	2,456	4,108	3,088	13,190	22,065	16,581

Net revenues from production	32,346	37,860	18,597	63,544	82,248	50,940

Production costs	6,158	6,926	4,703	13,346	14,073	12,884
Depreciation, depletion and amortization	12,668	10,701	6,539	24,836	23,777	23,926
Production taxes	5,230	7,826	2,845	9,810	17,173	5,465

Total expenses	24,056	25,453	14,087	47,992	55,023	42,275

Results of operations from producing activities	$8,290	$12,407	$4,510	$15,552	$27,225	$8,665

(U)	OIL AND GAS RESERVES (UNAUDITED)

The Company emphasizes that the volumes of reserves shown are estimates, which, by their nature, are subject to later revision. The estimates are made by the Company utilizing all available geological and reservoir data as well as production performance data. These estimates are reviewed annually both internally and by an independent reserve engineer, Ralph E. Davis and Associates, and revised, either upward or downward, as warranted by additional performance data.

The following table sets forth estimates of the Company’s proved oil and gas reserves, net of royalty interests and changes herein, for the periods indicated.

	Continuing Operations		Discontinued Component
	Oil (MBbls)	Gas (MMcf)	Oil (MBbls)	Gas (MMcf)
December 31, 1999	2,207	71,646	1,953	175,333
Revisions in prior estimates	48	2,650	173	6,484
Extensions, discoveries and other additions	351	8,469	310	20,724
Purchases of minerals in place	114	274	101	671
Sales of minerals in place	(275)	(1,388)	(243)	(3,396)
Production	(143)	(7,759)	(257)	(18,987)

December 31, 2000	2,302	73,892	2,037	180,829
Revisions in prior estimates	(285)	(8,190)	(252)	(20,043)
Extensions, discoveries and other additions	636	9,688	562	23,709
Purchases of minerals in place	2	272	1	664
Sales of minerals in place	—	(80)	—	(196)
Production	(261)	(8,000)	(231)	(19,578)

December 31, 2001	2,394	67,582	2,117	165,385
Revisions in prior estimates	(399)	(9,242)	781	19,520
Extensions, discoveries and other additions	690	9,910	120	10,868
Purchases of minerals in place	49	869	10	197
Sales of minerals in place	—	(1)	—	(106)
Production	(273)	(7,370)	(241)	(18,036)

December 31, 2002	2,461	61,748	2,787	177,828

Proved developed reserves
December 31, 2000	1,324	52,811	1,171	129,241
December 31, 2001	1,445	46,915	1,278	114,810
December 31, 2002	1,521	40,230	2,001	128,778

(V)	DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

The following table sets forth estimates of the standard measure of discounted future cash flows from proved reserves of oil and natural gas for the periods indicated.

	Continuing Operations Years Ended December 31,			Discontinued Component Years Ended December 31,
	2002	2001	2000	2002	2001	2000
	(Thousands of Dollars)
Future cash inflows	$365,637	$195,871	$731,163	$883,816	$473,457	$1,767,362
Future production costs	70,574	52,024	116,427	173,299	112,145	244,928
Future development costs	20,934	11,787	10,967	23,067	24,785	28,445
Future income taxes	93,415	36,199	217,818	224,756	83,665	524,688

Future net cash flows	180,714	95,861	385,951	462,694	252,862	969,301
10 percent annual discount for estimated timing of cash flows	77,736	40,008	166,848	205,411	109,093	432,521

Standardized measure of discounted future net cash flows relating to oil and gas reserves	$102,978	$55,853	$219,103	$257,283	$143,769	$536,780

Future cash inflows are computed by applying year-end prices (averaging $30.20 per barrel of oil, adjusted for transportation and other charges, and $4.69 per Mcf of gas at December 31, 2002) to the year-end quantities of proved reserves. As of December 31, 2002, a portion of proved developed gas production for continuing operations in 2003 has been hedged. The effects of these hedges are not reflected in the computation of future cash flows above. If the effects of the hedges had been included, the future cash inflows would have decreased by approximately $1.2 million.

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

The following table sets forth the changes in standardized measure of discounted future net cash flow relating to proved oil and gas reserves for the periods indicated:

	Continuing Operations Years Ended December 31,			Discontinued Component Years Ended December 31,
	2002	2001	2000	2002	2001	2000
	(Thousands of Dollars)
Beginning of period	$55,853	$219,103	$63,334	$143,769	$536,780	$163,025
Changes resulting from:
Sales of oil and gas produced, net of production costs	(26,199)	(30,942)	(13,906)	(50,198)	(68,175)	(38,056)
Net changes in price, development, and production costs	62,196	(300,373)	248,823	133,586	(578,330)	502,123
Development costs incurred	15,336	23,223	14,320	19,809	29,997	18,497
Extensions, discoveries, additions, and improved recovery, less related costs	31,759	25,209	51,371	31,676	25,144	51,236
Purchases of minerals in place	2,899	468	2,036	764	1,104	2,715
Sales of minerals in place	(1)	(7)	(18)	(322)	(2,240)	(5,743)
Revisions of previous quantity estimates	(23,291)	(42,858)	13,882	49,513	(93,313)	29,436
Accretion of discount	7,749	33,777	7,470	19,042	82,999	18,356
Net change in income taxes	(31,583)	99,617	(108,542)	(77,951)	245,868	(267,896)
Other, net	8,260	28,636	(59,667)	(12,405)	(36,065)	63,087

End of period	$102,978	$55,853	$219,103	$257,283	$143,769	$536,780

(W)	SUBSEQUENT EVENTS (UNAUDITED)

On January 3, 2003, the Company closed the purchase of all of the Texas assets of Southern Union Company for $420 million. The gas distribution operations serve approximately 535,000 customers in cities located throughout Texas, including the major cities of El Paso and Austin, as well as the cities of Port Arthur, Galveston, Brownsville, and others. Over 90 percent of the customers are residential. The acquisition includes a 125-mile natural gas transmission system, as well as other energy related domestic assets involved in gas marketing, retail sales of propane and distribution of propane. The purchase also includes natural gas distribution investments in Mexico. The distribution assets will be operated under the name Texas Gas Service Company, a division of ONEOK, Inc.

On January 3, 2003, the Company completed a definitive settlement agreement with Southern Union resolving all remaining legal issues stemming from the Company’s terminated offer to acquire Southwest Gas. It also resolved the claims against John A. Gaberino, Jr. and Eugene Dubay related to this matter. Under the terms of the settlement, the Company has paid $5 million to Southern Union, which is included in the December 31, 2002, financial statements.

On January 9, 2003, the Company entered into an agreement with Westar Energy, Inc. and its wholly owned subsidiary, Westar Industries, Inc., to repurchase a portion of the shares of the Company’s Series A Convertible Preferred Stock (Series A) held by Westar and to exchange Westar’s remaining 10.9 million shares of Series A for 21.8 million newly-created shares of ONEOK’s $0.925 Series D Convertible Preferred Stock (Series D). The Series A shares were convertible into two shares of common stock, reflecting the two-for-one stock split in 2001, and the Series D shares are convertible into one share of common stock. The Series D has substantially the same terms as the Series A, except that (a) the Series D has a fixed quarterly cash dividend of 23.125 cents per share, (b) the Series D is redeemable by ONEOK at any time after August 1, 2006, at a redemption price of $20, in the event that the closing price of ONEOK common stock exceeds $25 for 30 consecutive trading days, (c) each share of Series D is convertible into one share of ONEOK common stock, and (d) Westar Industries may not convert any shares of Series D held by it unless the annual per share dividend for the ONEOK common stock for the previous year is greater than 92.5 cents per share and such conversion would not subject ONEOK to the Public Utility Holding Company Act of 1935. The agreement also restricts Westar from selling more than five percent to any one person or group who already owns five percent or more of ONEOK’s outstanding common stock. The KCC approved the Company’s agreement with Westar on January 17, 2003. On February 5, 2003, the Company consummated the agreement by purchasing $300 million (approximately 18.1 million shares of common stock equivalents) of its Series A convertible preferred stock from Westar Industries. The Company exchanged Westar’s remaining 10.9 million Series A shares for approximately 21.8 million shares of the Company’s newly-created Series D convertible preferred stock. Also, in connection with that transaction, a new rights agreement, a new shareholder agreement and a new registration rights agreement became effective. In addition, the Company agreed to register for resale, within 60 days after the February 5, 2003, closing, all of the shares of its common stock held by Westar Industries, as well as all the shares of its Series D convertible preferred stock issued to Westar Industries and all of the shares of its common stock issuable upon conversion of the Series D convertible preferred stock. As a result of this transaction and the Company’s recently completed stock offering, discussed below, Westar’s equity interest in the Company has been reduced from approximately 44.4 percent to approximately 27.4 percent on a fully diluted basis.

As a result of the Westar transaction, the Company will no longer apply the provisions of EITF Topic D-95 to its EPS computation beginning in February 2003, because the Series D does not participate in earnings beyond the stated dividend rate of 92.5 cents per share. Under Topic D-95, the Company was required to reduce EPS by the dilutive effect of the two-class method of EPS computation.

On January 12, 2003, the Company announced plans for concurrent offerings of its common stock and equity units under its $1 billion shelf registration statement. On January 28, 2003, the Company issued 12 million shares of common stock at the public offering price of $17.19 per share, resulting in net proceeds to the Company, after underwriting discounts and commissions, of $16.524 per share, or $198.3 million in the aggregate. The Company granted the underwriters a 30-day over-allotment option to purchase up to an additional 1.8 million shares of the Company’s common stock at the same price, which was exercised on February 7, 2003, resulting in additional net proceeds to the Company of $29.7 million.

Also on January 28, 2003, the Company issued 14 million equity units at a public offering price of $25 per unit, resulting in net proceeds to the Company, after underwriting discounts and commissions, of $24.25 per share, or $339.5 million in the aggregate. Each equity unit consists of a stock purchase contract for the purchase of shares of the Company’s common stock and, initially, a senior note due February 16, 2008, issued pursuant to the Company’s existing Indenture with SunTrust Bank, as trustee. The equity units carry a total annual coupon rate of 8.5% (4.0% annual face amount of the senior notes plus 4.5% annual contract adjustment payments). Each stock purchase contract issued as a part of the equity units carries a maximum conversion premium of up to 20 percent over the $17.19 closing price of the Company’s common stock on January 22, 2003. The Company granted the underwriters a 13-day over-allotment option to purchase up to an additional 2.1 million additional equity units at the same price, which was exercised on January 31, 2003, resulting in additional net proceeds to the Company of $50.9 million.

On January 31, 2003, the Company announced that it had closed on the sale of certain natural gas and oil producing properties for $300 million in cash, subject to adjustment. Pursuant to the sale, ONEOK Resources Company, the production segment of ONEOK, Inc., sold natural gas and oil reserves in Oklahoma and Texas. The sale included approximately 1,900 wells, 475 of which were operated by the Company. The Company recorded a pretax gain of approximately $74.4 million in the first quarter of 2003 related to this sale. See Note C.

KGS filed a rate case on January 31, 2003, to increase rates by $76 million. The KCC has up to 240 days to review the application and issue a final order. If approved, the new rates would become effective for the 2003/2004 winter heating season. Until regulatory approval is received, KGS will operate under the current rate schedule.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III.

ITEM	10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS OF THE REGISTRANT

Directors of the Registrant

Information concerning the directors of the Company is set forth in our 2003 definitive Proxy Statement and is incorporated herein by this reference.

Executive Officers of the Registrant

Information concerning the executive officers of the Company is included in Part I, Item 2. Business, of this Annual Report on Form 10-K.

Compliance with Section 16(A) of the Exchange Act

Information on compliance with Section 16(a) of the Exchange Act is set forth in our 2003 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

Information on executive compensation is set forth in our 2003 definitive Proxy Statement and is incorporated herein by this reference.

ITEM	12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

Information concerning the ownership of certain beneficial owners is set forth in our 2003 definitive Proxy Statement and is incorporated herein by this reference.

Security of Ownership of Management

Information on security ownership of directors and officers is set forth in our 2003 definitive Proxy Statement and is incorporated herein by this reference.

ITEM	13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on certain relationships and related transactions is set forth in our 2003 definitive Proxy Statement and is incorporated herein by this reference.

ITEM	14. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls subsequent to the date of their evaluation.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Documents Filed as Part of this Report

3

Certificate of Incorporation of WAI, Inc. (now ONEOK, Inc.) filed May 16, 1997 (Incorporated by reference from Exhibit 3.1 to Registration Statement on Form S-4, as amended, Commission File No. 333-27467).

3.1	Certificate of Merger of ONEOK, Inc. (formerly WAI, Inc.) filed November 26, 1997 (Incorporated by reference from Exhibit (1)(b) to Form 10-Q dated May 31, 1998).

3.2	Amended Certificate of Incorporation of ONEOK, Inc. filed January 16, 1998 (Incorporated by reference from Exhibit (1)(b) to Form 10-Q dated May 31, 1998).

3.3

Amendment to Certificate of Incorporation of ONEOK, Inc. filed May 23, 2001 (Incorporated by reference from Exhibit 4.6 to Registration Statement on Form S-3, as amended, Commission File No. 333-65392).

3.4	Bylaws of ONEOK, Inc. as amended (Incorporated by reference from Exhibit (3)(d) to Form 10-K dated August 31, 1999).

4

Certificate of Designation for Convertible Preferred Stock of WAI, Inc. (now ONEOK, Inc.) filed November 26, 1997 (Incorporated by reference from Exhibit 3.3 to the Company’s Registration Statement on Form S-4, as amended, Commission File No. 333-27467).

4.1	Certificate of Designation for Series C Participating Preferred Stock of ONEOK, Inc. filed November 26, 1997 (Incorporated by reference from Exhibit No. 1 to Form 8-A, filed November 26, 1997).

Note: Certain instruments defining the rights of holders of long-term debt are not being filed as exhibits hereto pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company agrees to furnish copies of such agreements to the SEC upon request.

4.2	Form of Common Stock Certificate (Incorporated by reference from Exhibit 1 to the Company’s Registration Statement on Form 8-A filed November 21, 1997).

4.3

Rights agreement, dated November 26, 1997, between ONEOK, Inc. and Liberty Bank and Trust Company of Oklahoma City, N.A., as Rights Agent (Incorporated by reference from Exhibit 2.3 to Registration Statement on Form S-4, as amended, Commission File No. 333-27467).

4.4	Indenture, dated September 24, 1998, between ONEOK, Inc. and Chase Bank of Texas (Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-3 filed August 26, 1998).

4.5	Indenture dated December 28, 2001, between ONEOK, Inc. and SunTrust Bank (Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-3 as amended, Commission File No. 333-65392).

4.6	First Supplemental Indenture dated September 24, 1998, between ONEOK, Inc. and Chase Bank of Texas (Incorporated by reference from Exhibit 5(a) to Form 8-K filed September 24, 1998).

4.7	Second Supplemental Indenture dated September 25, 1998, between ONEOK, Inc. and ChaseBank of Texas (Incorporated by reference from Exhibit 5(b) to Form 8-K filed September 24, 1998).

4.8	Third Supplemental Indenture dated February 8, 1999, between ONEOK, Inc. and ChaseBank of Texas (Incorporated by reference from Exhibit 4 to Form 8-K filed February 8, 1999).

4.9

Fourth Supplemental Indenture dated February 17, 1999, between ONEOK, Inc. and Chase Bank of Texas (Incorporated by reference from Exhibit 4.5 to Registration Statement on Form S-3 filed April 15, 1999, Commission File No. 333-76375).

4.10	Fifth Supplemental Indenture dated August 17, 1999, between ONEOK, Inc. and Chase Bank of Texas (Incorporated by reference from Exhibit 4 to Form 8-K filed August 17, 1999).

4.11

Sixth Supplemental Indenture dated March 1, 2000, between ONEOK, Inc. and Chase Bank of Texas (Incorporated by reference from the Registration Statement on Form S-4 filed March 13, 2000, Commission File No. 333-32254).

4.12	Seventh Supplemental Indenture dated April 24, 2000, between ONEOK, Inc. and Chase Bank of Texas (Incorporated by reference from Exhibit 4 to Form 8-K filed April 24, 2000).

4.13

Eighth Supplemental Indenture dated April 6, 2001, between ONEOK, Inc. and The Chase Manhattan Bank (Incorporated by reference from Exhibit 4.9 to Registration Statement on Form S-3 filed July 18, 2001, Commission File No. 333-65392).

4.14	First Supplemental Indenture, dated as of January 28, 2003, between ONEOK, Inc. and SunTrust Bank (Incorporated by reference from Exhibit 4.22 to Form 8-A/A filed January 30, 2003).

4.15	Form of Senior Note Due 2008 (included in Exhibit 4.16).

4.16

Certificate of the Designations, Powers, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of $0.925 Series D Non-Cumulative Convertible Preferred Stock of ONEOK, Inc.

4.17

Purchase Contract Agreement, dated January 28, 2003, between ONEOK, Inc. and SunTrust Bank, as Purchase Contract Agent (Incorporated by reference from Exhibit 4.3 to Form 8-A/A filed January 30, 2003).

4.18	Form of Corporate Unit (included in Exhibit 4.19).

4.19

Pledge Agreement, dated January 28, 2003, among ONEOK, Inc., SunTrust Bank, as Collateral Agent, Custodial Agent and Securities Intermediary, and SunTrust Bank, as Purchase Contract Agent (Incorporated by reference from Exhibit 4.4 to Registration Statement on Form 8-A/A filed January 30, 2003).

4.20

Remarketing Agreement, dated January 28, 2003, among ONEOK, Inc., UBS Warburg LLC, Banc of America LLC and J.P. Morgan Securities Inc. and SunTrust Bank, as Purchase Contract Agent (Incorporated by reference from Exhibit 4.5 to Registration Statement on Form 8-A/A filed January 30, 2003).

4.21	Form of $0.925 Series D Non-Cumulative Convertible Preferred Stock Certificate (Incorporated by reference from Exhibit 4.1 to Form 8-K dated February 6, 2003).

4.22

Amended and Restated Rights Agreement dated as of February 5, 2003, between ONEOK, Inc. and UMB Bank, N.A., as Rights Agent (Incorporated by reference from Exhibit 1 to Registration Statement on Form 8-A/A dated February 6, 2003).

10	ONEOK, Inc. Long-Term Incentive Plan (Incorporated by reference from Form 10-K dated December 31, 2001).

10.1	ONEOK, Inc. Stock Compensation Plan for Non-Employee Directors (Incorporated by reference from Form S-8 filed January 24, 2001).

10.2	ONEOK, Inc. Supplemental Executive Retirement Plan as amended and restated February 21, 2002 (Incorporated by reference from Form 10-K dated December 31, 2001).

10.3	Termination Agreements between ONEOK, Inc. and ONEOK, Inc. executives, as amended, dated February 12, 2001.

10.4	Indemnification Agreement between ONEOK, Inc. and ONEOK, Inc. officers and directors, as amended, dated February 15, 2001.

10.5	ONEOK, Inc. Annual Officer Incentive Plan (Incorporated by reference from Form 10-K dated December 31, 2001).

10.6	ONEOK, Inc. Employee Non-Qualified Deferred Compensation Plan, as amended and restated February 15, 2001 (Incorporated by reference from Form 10-K dated December 31, 2001).

10.7	ONEOK, Inc. Deferred Compensation Plan for Non-Employee Directors, as amended and restated November 19, 1998

10.8	Ground Lease between ONEOK Leasing Company and Southwestern Associates dated May 15, 1983 (Incorporated by reference from Form 10-K dated August 31, 1983).

10.9	First Amendment to Ground Lease between ONEOK Leasing Company and SouthwesternAssociates dated October 1, 1984 (Incorporated by reference from Form 10-K dated August 31, 1984).

10.10	Sublease between RMZ Corp. and ONEOK Leasing Company dated May 15, 1983 (Incorporated by reference from Form 10-K dated August 31, 1984).

10.11	First Amendment to Sublease between RMZ Corp. and ONEOK Leasing Company dated October 1, 1984 (Incorporated by reference from Form 10-K dated August 31, 1984).

10.12	ONEOK Leasing Company Lease Agreement with Oklahoma Natural Gas Company dated August 31, 1984 (Incorporated by reference from Form 10-K dated August 31, 1985).

10.13

Private Placement Agreement between ONEOK, Inc. and Paine Webber Incorporated, dated April 6, 1993 (Medium-Term Notes, Series A, up to U.S. $150,000,000) (Incorporated by reference from Form 10-K dated August 31, 1993).

10.14

Issuing and Paying Agency Agreement between Bank of America Trust Company of New York, as Issuing and Paying Agent, and ONEOK, Inc. (Medium-Term Notes, Series A, up to U.S. $150,000,000) (Incorporated by reference from Form 10-K dated August 31, 1993).

10.15

$850,000,000 364-Day Credit Agreement dated September 23, 2002 among ONEOK, Inc. as Borrower and Bank of America, N.A. as Administrative Agent, Lender and Letter of Credit Issuing Lender; Bank One, N. A. and Wachovia Bank, N. A. as Co-Syndication Agents and ABN Amro Bank, N. V. and Citibank, N. A. as Co-Documentation Agents (Incorporated by reference from Form 8-K dated September 25, 2002).

10.16	Transaction Agreement dated January 9, 2003, among ONEOK, Inc., Westar Energy, Inc. and Westar Industries, Inc. (Incorporated by reference from Exhibit 10.1 to Form 8-K filed January 10, 2003).

10.17	Shareholder Agreement dated January 9, 2003, among ONEOK, Inc., Westar Energy, Inc. and Westar Industries, Inc. (Incorporated by reference from Exhibit 10.2 to Form 8-K filed January 10, 2003).

10.18

Amendment No. 1 to Shareholder Agreement, dated February 5, 2003, among ONEOK, Inc., Westar Energy, Inc. and Westar Industries, Inc. (Incorporated by reference from Exhibit 10.2 to Form 8-K dated February 6, 2003).

10.19

Registration Rights Agreement dated January 9, 2003, among ONEOK, Inc., Westar Energy, Inc. and Westar Industries, Inc. (Incorporated by reference from Exhibit 10.3 to Form 8-K filed January 10, 2003).

10.20	Stock Purchase Agreement, dated February 5, 2003, among ONEOK, Inc., Westar Energy, Inc. and Westar Industries, Inc. (Incorporated by reference from Exhibit 10.2 to Form 8-K dated February 6, 2003).

10.21

Registration Rights Agreement dated March 1, 2000, among the Company and the Initial Purchaser described therein (Incorporated by reference from the Registration Statement on Form S-4 filed March 13, 2000).

10.22

Shareholder Agreement, dated November 26, 1997, between Western Resources, Inc. and ONEOK, Inc. (Incorporated by reference from Exhibit 2.2 to Registration Statement on Form S-4, as amended, Commission File No. 333-27467).

10.23

Form of Registration Rights Agreement, dated November 26, 1997, between Western Resources, Inc. and ONEOK, Inc. (Incorporated by reference from Exhibit 3.4 to the Company’s Registration Statement on Form S-4, as amended, Commission File No. 333-27467).

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements for the years ended December 31, 2002 and 2001.

12.1	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2002 and 2001.

21	Required information concerning the registrant’s subisidiaries

23	Independent Auditors’ Consent

99	ONEOK, Inc. Direct Stock Purchase and Dividend Reinvestment Plan (Incorporated by reference from Form S-3 filed January 30, 2001)

99.1	Certification of David L. Kyle pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Jim Kneale pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(2)	Financial Statements		Page No.

	(a)	Independent Auditors’ Report	54

	(b)	Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000.	55

	(c)	Consolidated Balance Sheets as of December 31, 2002 and 2001.	56-57

	(d)	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.	58

	(e)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001, and 2000.	59-60

	(f)	Notes to Consolidated Financial Statements	61-95

(3)	Financial Statement Schedules

All schedules have been omitted because of the absence of conditions under which they are required.

Reports on Form 8-K

We filed the following Current Reports on Form 8-K during the fourth quarter of fiscal year 2002:

October 11, 2002 – Announced that the Company had entered into an agreement to sell certain midstream gas processing assets for $92 million to an affiliate of Mustang Fuel Corporation.

October 16, 2002 – Announced that the Company had entered into a definitive agreement with Southern Union Company to purchase all the Texas gas distribution assets of Southern Union for a purchase price of $420 million.

October 31, 2002 – Filed the transcript of the conference call with analysts to discuss third quarter earnings.

November 6, 2002 – Announced that Douglas T. Lake and John B. Dicus had resigned from the Company’s Board of Directors.

November 25, 2002 – Announced that the Company had entered into an agreement to sell certain natural gas and oil producing properties for $300 million.

December 13, 2002 – Announced that the Company had closed the sale of certain midstream assets to an affiliate of Mustang Fuel Corporation.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEOK, Inc. Registrant

Date: March 7, 2003	By:	/s/ Jim Kneale
Jim Kneale Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on this 7th day of March 2003.

/s/ David L. Kyle David L. Kyle Chairman of the Board, Chief Executive Officer and Director	/s/ Beverly Monnet Beverly Monnet Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ Edwyna G. Anderson Edwyna G. Anderson Director	/s/ Bert H. Mackie Bert H. Mackie Director

/s/ William M. Bell William M. Bell Director	/s/ Douglas A. Newsom Douglas A. Newsom Director

/s/ William L. Ford William L. Ford Director	/s/ Gary D. Parker Gary D. Parker Director

/s/ Pattye L. Moore Pattye L. Moore Director	/s/ J. D. Scott J. D. Scott Director

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

Date: March 7, 2003

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

Date: March 7, 2003

/s/ Jim Kneale
Chief Financial Officer