Form 10-Q
period 2003-06-30
ONEOK INC /NEW/
filed 2003-08-04
CIK 1039684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

On July 31, 2003, the Company had 75,120,662 shares of common stock outstanding.

ONEOK, Inc.

QUARTERLY REPORT ON FORM 10-Q

As used in this Quarterly Report on Form 10-Q, the terms “we”, “our” or “us” mean ONEOK, Inc., an Oklahoma corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

ONEOK, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2003	2002	2003	2002
	(Thousands of Dollars, except per share amounts)
Revenues
Operating revenues, excluding energy trading revenues	$429,449	$367,281	$1,372,293	$916,073
Energy trading revenues, net	37,090	66,070	172,761	137,785
Cost of sales	234,103	194,714	909,666	520,785

Net Revenues	232,436	238,637	635,388	533,073

Operating Expenses
Operations and maintenance	114,120	106,139	226,563	210,701
Depreciation, depletion, and amortization	39,709	38,705	80,136	72,805
General taxes	16,598	14,502	34,243	28,811

Total Operating Expenses	170,427	159,346	340,942	312,317

Operating Income	62,009	79,291	294,446	220,756

Other income	1,870	9,025	4,070	9,624
Other expense	824	3,894	2,283	5,213
Interest expense	24,969	27,853	53,546	54,035
Income taxes	15,538	24,251	94,532	67,121

Income from continuing operations	22,548	32,318	148,155	104,011
Discontinued operations, net of taxes (Note C)
Income from operations of discontinued component	—	3,065	2,342	3,970
Gain on sale of discontinued component	—	—	38,369	—
Cumulative effect of changes in accounting principle, net of tax (Note A)	—	—	(143,885)	—

Net Income	22,548	35,383	44,981	107,981
Preferred stock dividends	5,045	9,275	20,211	18,550

Income Available for Common Stock	$17,503	$26,108	$24,770	$89,431

Earnings Per Share of Common Stock (Note M)
Basic:
Earnings per share from continuing operations	$0.24	$0.27	$1.66	$0.87
Earnings per share from operations of discontinued component	$—	$0.02	$0.02	$0.03
Earnings per share from gain on sale of discontinued component	$—	$—	$0.34	$—
Earnings per share from cumulative effect of changes in accounting principle	$—	$—	$(1.28)	$—

Net earnings per share, basic	$0.24	$0.29	$0.74	$0.90

Diluted:
Earnings per share from continuing operations	$0.23	$0.27	$1.43	$0.86
Earnings per share from operations of discontinued component	$—	$0.02	$0.02	$0.03
Earnings per share from gain on sale of discontinued component	$—	$—	$0.34	$—
Earnings per share from cumulative effect of changes in accounting principle	$—	$—	$(1.28)	$—

Net earnings per share, diluted	$0.23	$0.29	$0.51	$0.89

Average Shares of Common Stock (Thousands)
Basic	74,412	99,877	79,048	99,808
Diluted	97,025	100,707	97,772	100,488

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)	June 30, 2003	December 31, 2002
	(Thousands of Dollars)
Assets

Current Assets
Cash and cash equivalents	$157,993	$73,522
Trade accounts and notes receivable, net	666,218	773,017
Materials and supplies	19,048	16,949
Gas in storage	331,734	58,544
Unrecovered purchased gas costs	8,912	3,576
Assets from price risk management activities	248,600	655,974
Other current assets	24,975	44,790
Assets of discontinued component	—	276

Total Current Assets	1,457,480	1,626,648

Property, Plant and Equipment
Production	152,359	144,174
Gathering and Processing	1,012,935	993,504
Transportation and Storage	700,414	689,150
Distribution	2,737,325	2,169,382
Marketing and Trading	126,155	124,512
Other	99,517	94,778

Total Property, Plant and Equipment	4,828,705	4,215,500
Accumulated depreciation, depletion, and amortization	1,487,776	1,200,451

Net Property, Plant and Equipment	3,340,929	3,015,049

Deferred Charges and Other Assets
Regulatory assets, net (Note E)	215,083	217,978
Goodwill	230,729	113,510
Assets from price risk management activities	173,599	351,660
Prepaid Pensions	133,779	125,426
Investments and other	67,076	55,526

Total Deferred Charges and Other Assets	820,266	864,100

Non-current Assets of Discontinued Component	—	225,061

Total Assets	$5,618,675	$5,730,858

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)	June 30, 2003	December 31, 2002
	(Thousands of Dollars)
Liabilities and Shareholders’ Equity

Current Liabilities
Current maturities of long-term debt	$6,334	$6,334
Notes payable	—	265,500
Accounts payable	763,486	672,153
Dividends payable	17,781	—
Accrued taxes	108,219	41,922
Accrued interest	33,626	29,202
Customers’ deposits	31,634	21,096
Liabilities from price risk management activities	221,374	427,599
Deferred income taxes	30,155	130,328
Other	151,164	125,129
Liabilities of discontinued component	—	1,445

Total Current Liabilities	1,363,773	1,720,708

Long-term Debt, excluding current maturities	1,913,421	1,511,118

Deferred Credits and Other Liabilities
Deferred income taxes	498,461	475,163
Liabilities from price risk management activities	137,548	300,085
Lease obligation	107,286	109,051
Other deferred credits	363,589	208,106

Total Deferred Credits and Other Liabilities	1,106,884	1,092,405

Non-current Liabilities of Discontinued Component	—	41,015

Total Liabilities	4,384,078	4,365,246

Commitments and Contingencies (Note J)

Shareholders’ Equity
Convertible preferred stock, $0.01 par value:
Series A authorized 20,000,000 shares; issued and outstanding 19,946,448 shares at December 31, 2002	—	199
Series D authorized, issued and outstanding 21,815,386 shares at June 30, 2003	218	—
Common stock, $0.01 par value:
authorized 300,000,000 shares; issued 95,315,952 shares and outstanding 74,920,913 shares at June 30, 2003; issued 63,438,441 shares and outstanding 60,761,064 shares at December 31, 2002	953	634
Paid in capital (Note I)	1,125,022	903,918
Unearned compensation	(4,811)	(2,716)
Accumulated other comprehensive income (loss) (Note G)	(968)	(5,546)
Retained earnings	447,043	507,836
Treasury stock at cost: 20,395,039 shares at June 30, 2003; and 2,677,377 shares at December 31, 2002	(332,860)	(38,713)

Total Shareholders’ Equity	1,234,597	1,365,612

Total Liabilities and Shareholders’ Equity	$5,618,675	$5,730,858

ONEOK, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Unaudited)	2003	2002
	(Thousands of Dollars)
Operating Activities
Income from continuing operations	$148,155	$104,011
Depreciation, depletion, and amortization	80,136	72,805
Gain on sale of assets	—	(813)
Gain on sale of equity investments	—	(7,622)
(Income) loss from equity investments	(762)	553
Deferred income taxes	67,999	106,039
Stock-based compensation expense	2,095	1,058
Allowance for doubtful accounts	8,573	4,344
Changes in assets and liabilities (net of acquisition effects):
Accounts and notes receivable	152,724	111,699
Inventories	(259,848)	27,798
Unrecovered purchased gas costs	(5,336)	59,210
Deposits	—	41,781
Accounts payable and accrued liabilities	47,978	75,576
Price risk management assets and liabilities	8,272	(65,507)
Other assets and liabilities	45,333	91,068

Cash Provided by Continuing Operations	295,319	622,000
Cash Provided by Discontinued Operations	8,285	21,292

Cash Provided by Operating Activities	303,604	643,292

Investing Activities
Changes in other investments, net	708	1,869
Acquisitions	(432,954)	(3,489)
Capital expenditures	(84,441)	(121,139)
Proceeds from sale of property	—	1,400
Proceeds from sale of equity investment	—	57,461

Cash Used in Investing Activities of Continuing Operations	(516,687)	(63,898)
Cash Provided by (Used in) Investing Activities of Discontinued Operations	280,669	(12,733)

Cash Used in Investing Activities	(236,018)	(76,631)

Financing Activities
Payments of notes payable, net	(265,500)	(248,000)
Change in bank overdraft	11,830	(28,757)
Issuance of debt	402,500	—
Payment of debt issuance costs	(2,564)	—
Payment of debt	(15,667)	(241,040)
Purchase of Series A Convertible Preferred Stock	(300,000)	—
Issuance of common stock	218,521	—
Issuance of treasury stock, net	2,445	3,798
Dividends paid	(34,680)	(37,113)

Cash (Used In) Provided by Financing Activities	16,885	(551,112)

Change in Cash and Cash Equivalents	84,471	15,549
Cash and Cash Equivalents at Beginning of Period	73,522	28,229

Cash and Cash Equivalents at End of Period	$157,993	$43,778

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)	Common Stock Issued	Series A Convertible Preferred Stock	Series D Convertible Preferred Stock	Common Stock	Paid-in Capital
	(Thousands of Dollars)
December 31, 2002	63,438,441	$199	$—	$634	$903,918
Net income	—	—	—	—	—
Other comprehensive income	—	—	—	—	—
Total comprehensive income
Re-issuance of treasury stock	—	—	—	—	(314)
Issuance of common stock
Common stock offering	13,800,000	—	—	138	227,893
Issuance costs of equity units	—	—	—	—	(9,728)
Contract adjustment payment	—	—	—	—	(50,805)
Repurchase of Series A
Convertible Preferred Stock	18,077,511	(90)	—	181	(91)
Exchange of Series A
Convertible Preferred Stock	—	(109)	—	—	(308,466)
Issuance of Series D
Convertible Preferred Stock	—	—	218	—	361,747
Issuance of restricted stock	—	—	—	—	107
Forfeiture of restricted stock	—	—	—	—	—
Registration costs	—	—	—	—	(30)
Stock-based employee compensation expense	—	—	—	—	791
Convertible preferred stock dividends	—	—	—	—	—
Common stock dividends - $0.51 per share (Note H)	—	—	—	—	—

June 30, 2003	95,315,952	$—	$218	$953	$1,125,022

See accompanying Notes to the Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Continued)

(Unaudited)	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
December 31, 2002	$(2,716)	$(5,546)	$507,836	$(38,713)	$1,365,612
Net income	—	—	44,981	—	44,981
Other comprehensive income	—	4,578	—	—	4,578

Total comprehensive income					49,559

Re-issuance of treasury stock	—	—	—	2,759	2,445
Issuance of common stock
Common stock offering	—	—	—	—	228,031
Issuance costs of equity units	—	—	—	—	(9,728)
Contract adjustment payment	—	—	—	—	(50,805)
Repurchase of Series A
Convertible Preferred Stock	—	—	—	(300,000)	(300,000)
Exchange of Series A
Convertible Preferred Stock	—	—	—	—	(308,575)
Issuance of Series D
Convertible Preferred Stock	—	—	(53,390)	—	308,575
Issuance of restricted stock	(3,206)	—	—	3,099	—
Forfeiture of restricted stock	5	—	—	(5)	—
Registration costs	—	—	—	—	(30)
Stock-based employee compensation expense	1,304	—	—	—	2,095
Convertible preferred stock dividends	—	—	(14,753)	—	(14,753)

Common stock dividends - $0.51 per share (Note H)	(198)	—	(37,631)	—	(37,829)

June 30, 2003	$(4,811)	$(968)	$447,043	$(332,860)	$1,234,597

ONEOK, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. Summary of Accounting Policies

The accompanying unaudited consolidated financial statements of ONEOK, Inc. and its subsidiaries (“ONEOK” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying unaudited consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the Company’s business, the results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for a twelve-month period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The Company’s accounting policies are consistent with those discussed in its Form 10-K for the year ended December 31, 2002, except as follows.

Critical Accounting Policies

Energy Trading and Price Risk Management Activities - In October 2002, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) rescinded Emerging Issues Task Force Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities” (EITF 98-10). EITF 98-10 required entities involved in energy trading activities to account for energy trading contracts using mark-to-market accounting. Forwards, swaps, options, gas in storage and energy transportation and storage contracts utilized for trading activities were reflected at fair value as assets and liabilities from price risk management activities under EITF 98-10.

The rescission was effective for fiscal periods beginning after December 31, 2002 and for all existing energy trading contracts and inventory as of October 25, 2002, as well as, for contracts entered into on or after October 25, 2002. Changes to the accounting for gas in storage and existing contracts as a result of the rescission of EITF 98-10 were reported as a cumulative effect of a change in accounting principle on January 1, 2003, resulting in a gross cumulative non-cash loss of $231.0 million, $141.8 million, net of tax, in the first quarter of 2003. All recoveries of the estimated value associated with this change in accounting will be recognized in operating income in future periods based on actual settlement prices. Also, as a result of the rescission, the Marketing and Trading segment’s gas in storage inventory is carried on the balance sheet as gas in storage at the lower of cost or market beginning January 1, 2003.

Regulation - In January 2003, Kansas Gas Service (KGS) filed a rate case with the Kansas Corporation Commission (KCC) to increase annual rates approximately $76 million. In July 2003, the KCC staff submitted testimony and a recommended revenue requirement of $28.7 million. Intervenors in the case have recommended revenue ranging from $31 million to $59 million. KGS must submit its rebuttal testimony by August 4, 2003. KGS and the KCC staff will present their testimonies to the commissioners of the KCC during hearings scheduled to begin August 18, 2003. The KCC has until September 29, 2003, to issue a final order in the rate case. If approved, the new rates will be effective in the third quarter of 2003. Until a final order is received, KGS continues to operate under the current rate schedules. Should recovery of any regulatory assets, or portion thereof, be denied by the KCC, these assets may no longer meet the criteria for accounting in accordance with Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” and, accordingly, a write-off of regulatory assets may be required.

Significant Accounting Policies

Goodwill - In accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (Statement 142), the Company completed its annual analysis of goodwill for impairment as of January 1, 2003 and 2002 and there was no impairment indicated. See Note F.

Asset Retirement Obligations - On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (Statement 143). Statement 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

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

All legal obligations for asset retirement obligations were identified and the fair value of these obligations was determined as of January 1, 2003. The obligations primarily relate to the 300-megawatt power plant and various processing plants, storage facilities and producing wells. As a result of the adoption of Statement 143, the Company recorded a long-term liability of approximately $16.3 million, an increase to property, plant and equipment, net of accumulated depreciation, of approximately $12.9 million and a cumulative effect charge of approximately $2.1 million, net of tax, in the first quarter of 2003. The related depreciation and amortization expense is immaterial to the consolidated financial statements.

Common Stock Options and Awards - On January 1, 2003, the Company adopted the recognition and measurement principles of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement 123) as amended. The Company has elected to begin expensing the fair value of all stock-based compensation granted on or after January 1, 2003 under the prospective method allowed by Statement 123. As a result of the adoption of Statement 123, the Company recorded additional stock-based compensation expense of approximately $483,000, net of tax, during the six months ended June 30, 2003. Prior to January 1, 2003, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.

The following table sets forth the effect on net income and earnings per share if the Company had applied the fair-value recognition provisions of Statement 123 to all options granted prior to January 1, 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Thousands of Dollars, except per share amounts)
Net income, as reported	$22,548	$35,383	$44,981	$107,981

Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted prior to January 1, 2003, net of related tax effects	303	513	607	1,026

Pro forma net income	$22,245	$34,870	$44,374	$106,955

Earnings per share:
Basic - as reported	$0.24	$0.29	$0.74	$0.90
Basic - pro forma	$0.23	$0.29	$0.73	$0.89
Diluted - as reported	$0.23	$0.29	$0.51	$0.89
Diluted - pro forma	$0.23	$0.29	$0.51	$0.88

Reclassifications - Certain amounts in the consolidated financial statements have been reclassified to conform to the 2003 presentation.

B. Acquisitions

On January 3, 2003, the Company purchased its Texas assets. The results of these assets have been included in the consolidated financial statements since that date. The Company has paid approximately $432.9 million for these assets, which is subject to adjustment. The primary assets acquired were the gas distribution operations, which serve approximately 535,000 customers in cities located throughout Texas, including the major cities of El Paso and Austin, as well as the cities of Port Arthur, Galveston, Brownsville and others. Over 90 percent of the customers are residential. The acquisition includes a 125-mile natural gas transmission system, as well as other energy related domestic assets involved in gas marketing, retail sales of propane and distribution of propane. The purchase also includes natural gas distribution investments in Mexico. The distribution assets are operated under the name Texas Gas Service Company, a division of ONEOK, Inc. The assets and assumed liabilities have been recorded at preliminary fair values. As additional information is obtained, there could be adjustments to the purchase price allocation.

The table of unaudited pro forma information set forth below presents a summary of consolidated results of operations of the Company as if the acquisition of the assets had occurred at the beginning of the periods presented. The results do not necessarily reflect the results that would have been obtained if the acquisition had actually occurred on the dates indicated or the results that may be expected in the future.

Pro Forma Six Months Ended June 30, 2002
(Thousands of Dollars, except per share amounts)
Operating Revenues	$1,096,319
Net revenues	$592,528
Income from continuing operations	$122,644
Net Income	$126,614
Earnings per share from continuing operations - diluted	$1.01
Earnings per share - diluted	$1.04

The addition of the Texas distribution system fits in well with the Company’s concentration in the mid-continent region of the United States, adding to its distribution systems in Oklahoma and Kansas. The acquisition also adds a stable revenue source as a majority of the margins are protected from the impact of weather swings due to rate designs heavily weighted toward a fixed customer charge. The regulatory environment in which municipalities set rates diversifies regulatory risk. Other assets acquired with the acquisition complement and enhance the Company’s existing operations in its other business segments.

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

The following table discloses the amount of revenues, costs and income taxes reported in discontinued operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Thousands of Dollars)
Natural gas sales	$ —	$14,060	$6,036	$26,084
Oil sales	—	1,478	1,705	2,497
Other revenues	—	744	—	837

Net revenues	—	16,282	7,741	29,418
Operating costs	—	4,985	1,985	10,502
Depreciation, depletion, and amortization	—	6,271	1,937	12,407

Operating income	$ —	$5,026	$3,819	$6,509

Income taxes	$ —	$1,961	$1,477	$2,539

Income from discontinued component	$ —	$3,065	$2,342	$3,970

Gain on sale of discontinued component, net of tax of $20.7 million	$ —	$—	$38,369	$—

The following table discloses the major classes of discontinued assets and liabilities included in the Consolidated Balance Sheet for the period indicated.

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

D. Price Risk Management Activities and Financial Instruments

The Company’s non-regulated businesses account for derivative instruments and hedging activities in accordance with Statement 133. Under Statement 133, entities are required to record all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposure to changes in fair values, cash flows or foreign currencies. For hedges of exposure to changes in fair value, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The difference between the change in fair value of the derivative instrument and the change in fair value of the hedged item represents hedge ineffectiveness. For hedges of exposure to changes in cash flow, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the hedge, are reported in earnings immediately.

As required by Statement 133, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives, strategies for undertaking various hedge transactions and its methods for assessing and testing correlation and hedge ineffectiveness. The Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as the hedged item. The Company assesses the effectiveness of its hedging relationships, both at the inception of the hedge and on an on-going basis.

Fair Value Hedges - The Marketing and Trading segment uses swaps to hedge the fair value of certain transportation commitments. At June 30, 2003, net price risk management assets include $12.1 million to recognize the fair value of the Marketing and Trading segment’s derivatives that are designated as fair value hedging instruments. Price risk management liabilities include $12.0 million to recognize the change in fair value of the related hedged liability.

The Company is subject to the risk of fluctuation in interest rates in the normal course of business. The Company manages interest rate risk through the use of fixed rate debt, floating rate debt and, at times, interest rate swaps. During the first quarter of 2003, the Company terminated $50 million in swaps that had a fair value of approximately zero. Currently, $550 million of fixed rate debt has been swapped to a floating rate based on the three-month or six-month London InterBank Offered Rate (LIBOR) at the respective reset date and the swaps have been designated as fair value hedges. In January 2003, interest rates were locked in through the first quarter of 2004. At June 30, 2003, price risk management assets include $93.2 million to recognize the fair value of the Company’s derivatives that are designated as fair value hedging instruments. Long-term debt includes approximately $93.4 million to recognize the change in fair value of the related hedged liability.

Cash Flow Hedges - The Marketing and Trading segment uses futures and swaps to hedge the cash flows associated with its natural gas inventories. Accumulated other comprehensive income at June 30, 2003, includes gains of approximately $6.0 million, net of tax, related to these hedges that will be realized within the next 19 months.

The Production segment periodically enters into derivative instruments to hedge the cash flows associated with its exposure to changes in the price of natural gas. The Company realized losses in earnings of approximately $0.8 million and $3.0 million for the three and six months ended June 30, 2003 related to production hedges. The realized losses were reclassified from accumulated other comprehensive income resulting from the settlement of contracts when the natural gas was sold. The losses are reported in operating revenues. Accumulated other comprehensive income at June 30, 2003 includes losses of approximately $1.0 million, net of tax, for the production hedges that will be realized in earnings within the next 18 months.

The Company’s regulated businesses also use derivative instruments from time to time. Gains or losses associated with the derivative instruments are included in and recoverable through the monthly purchased gas adjustment. At June 30, 2003, KGS had derivative instruments in place to hedge the cost of gas purchases for 8.3 Bcf of gas.

E. Regulatory Assets

The following table is a summary of the Company’s regulatory assets, net of amortization, for the periods indicated.

	June 30, 2003	December 31, 2002
	(Thousands of dollars)
Recoupable take-or-pay	$67,007	$69,812
Pension costs	11,339	6,942
Postretirement costs other than pension	55,792	55,901
Transition costs	20,705	21,005
Reacquired debt costs	21,064	21,512
Income taxes	23,463	25,142
Weather normalization	—	3,746
Line replacements	5,072	5,072
Other	10,641	8,846

Regulatory assets, net	$215,083	$217,978

F. Goodwill

The following table reflects the changes in the carrying amount of goodwill for the periods indicated.

	Balance December 31, 2002	Additions	Balance June 30, 2003
	(Thousands of Dollars)
Marketing and Trading	$5,616	$4,427	$10,043
Gathering and Processing	34,343	(734)	33,609
Transportation and Storage	22,183	70	22,253
Distribution	51,368	113,456	164,824

Total consolidated	$113,510	$117,219	$230,729

	Balance December 31, 2001	Additions	Balance June 30, 2002
	(Thousands of Dollars)
Marketing and Trading	$5,616	$—	$5,616
Gathering and Processing	34,343	—	34,343
Transportation and Storage	22,183	—	22,183
Distribution	51,368	—	51,368

Total consolidated	$113,510	$—	$113,510

The additions to goodwill in 2003 are a result of the preliminary purchase price allocation of the Texas assets acquired in January 2003. See Note B.

G. Comprehensive Income

The tables below give an overview of comprehensive income for the periods indicated.

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
	(Thousands of Dollars)
Net Income		$22,548		$44,981
Other comprehensive income:
Unrealized gains on derivative instruments	$15,784		$4,338
Unrealized holding gains arising during the period	182		106
Realized losses in net income	805		3,019

Other comprehensive income before taxes	16,771		7,463
Income tax expense on other comprehensive income	(6,484)		(2,885)

Other comprehensive income		$10,287		$4,578

Comprehensive income		$32,835		$49,559

	Three Months Ended June 30, 2002		Six Months Ended June 30, 2002
	(Thousands of Dollars)
Net Income		$35,383		$107,981
Other comprehensive income (loss):
Unrealized gains on derivative instruments	$2,586		$1,786
Unrealized holding gains (losses) arising during the period	(115)		13,927
Realized gains in net income	(13,227)		(13,961)

Other comprehensive income (loss) before taxes	(10,756)		1,752
Income tax benefit (expense) on other comprehensive income (loss)	3,858		(719)

Other comprehensive income (loss)		$(6,898)		$1,033

Comprehensive income		$28,485		$109,014

Accumulated other comprehensive income reflected in the consolidated balance sheet at June 30, 2003, includes unrealized gains and losses on derivative instruments and minimum pension liability adjustments.

H. Capital Stock

On January 9, 2003, the Company entered into an agreement with Westar Energy, Inc. and its wholly owned subsidiary, Westar Industries, Inc. (collectively, “Westar”), to repurchase a portion of the shares of the Company’s Series A Convertible Preferred Stock (Series A) held by Westar and to exchange Westar’s remaining shares of Series A for newly-created shares of ONEOK’s $0.925 Series D Non-Cumulative Convertible Preferred Stock (Series D). The Series A shares were convertible into two shares of common stock, reflecting the Company’s two-for-one stock split in 2001, and the Series D shares are convertible into one share of common stock. Some of the differences between the Series D and the Series A are (a) the

Series D has a fixed quarterly cash dividend of 23.125 cents per share, (b) the Series D is redeemable by ONEOK at any time after August 1, 2006, at a per share redemption price of $20, in the event that the per share closing price of ONEOK common stock exceeds, at any time prior to the date the notice is given, $25 for 30 consecutive trading days, (c) each share of Series D is convertible into one share of ONEOK common stock, and (d) with certain exceptions, Westar may not convert any shares of Series D held by it unless the annual per share dividend on ONEOK common stock for the previous year is greater than 92.5 cents and such conversion would not subject ONEOK to the Public Utility Holding Company Act of 1935. Also, in connection with that transaction, a new rights agreement, a new shareholder agreement and a new registration rights agreement between ONEOK and Westar became effective. The shareholder agreement restricts Westar from selling five percent or more of ONEOK’s outstanding Series D and common stock (assuming conversion of all shares of Series D to be transferred), in a bona fide public underwritten offering, to any one person or group. The agreement allows Westar to sell up to five percent of ONEOK’s outstanding Series D and common stock (assuming conversion of all shares of Series D to be transferred) to any one person or group who does not own more than five percent of ONEOK’s outstanding common stock (assuming conversion of all shares of Series D to be transferred). The KCC approved the Company’s agreement with Westar on January 17, 2003. On February 5, 2003, the Company consummated the agreement by purchasing $300 million of its Series A from Westar. The Company exchanged Westar’s remaining 10.9 million Series A shares for approximately 21.8 million shares of the Company’s newly-created Series D. Upon the cash redemption of the Series A shares, the shares were converted to approximately 18.1 million shares of common stock in accordance with the terms of the Series A shares and the prior shareholder agreement with Westar. Accordingly, the redemption is reflected as an increase to common treasury stock. The Series D exchanged for the Series A was recorded at fair value and the premium over the previous carrying value of the Series A is reflected as a decrease in retained earnings. The Company has registered for resale all of the shares of its common stock held by Westar, as well as all the shares of its Series D issued to Westar and all of the shares of its common stock issuable upon conversion of the Series D. As a result of this transaction and the Company’s early 2003 stock offering, discussed below, Westar’s equity interest in the Company has been reduced from approximately 44.4 percent to approximately 27.4 percent on a fully diluted basis.

On January 28 and February 7, 2003, the Company issued 12 million and 1.8 million shares of common stock, respectively, at the public offering price of $17.19 per share, resulting in net proceeds to the Company, after underwriting discounts and commissions, of $16.524 per share, or $228 million in the aggregate.

Also on January 28 and January 31, 2003, the Company issued 14 million and 2.1 million equity units, respectively, at a public offering price of $25 per unit, resulting in net proceeds to the Company, after underwriting discounts and commissions, of $24.25 per equity unit, or $390.4 million in the aggregate. Each equity unit consists of a stock purchase contract for the purchase of shares of the Company’s common stock and, initially, a senior note due February 16, 2008, issued pursuant to the Company’s existing Indenture with SunTrust Bank, as trustee. The equity units carry a total annual coupon rate of 8.5 percent (4.0 percent annual face amount of the senior notes plus 4.5 percent annual contract adjustment payments). The interest expense associated with the 4.0 percent senior notes will be recognized in the income statement on an accrual basis over the term of the senior notes. The present value of the contract adjustment payments was accrued as a liability with a charge to equity at the time of the transactions. Accordingly, there will be no impact on earnings in future periods as this liability is paid, except for the interest recognized as a result of discounting the liability to its present value at the time of the transaction. This interest expense will be approximately $3.5 million over three years. Each stock purchase contract issued as a part of the equity units carries a maximum conversion premium of up to 20 percent over the $17.19 closing price of the Company’s common stock on January 22, 2003.

Dividends - Quarterly dividends on common stock are $0.17 per share. Due to the timing of the Company’s Board of Directors meetings, dividends on common stock were declared twice in the second quarter of 2003.

I. Paid in Capital

Paid in capital is $763.3 million and $339.7 million for common stock at June 30, 2003, and December 31, 2002, respectively. Paid in capital for convertible preferred stock was $361.7 million and $564.2 million at June 30, 2003, and December 31, 2002, respectively.

J. Commitments and Contingencies

Southwest Gas Corporation - Two substantially identical derivative actions, which were consolidated, were filed by shareholders against members of the Board of Directors and certain officers of the Company alleging violation of their fiduciary duties to the Company by causing or allowing the Company to engage in certain fraudulent and improper schemes related to the planned acquisition of Southwest Gas Corporation and waste of corporate assets. The consolidated derivative action has been settled at no significant cost to the Company. The trial Court entered a final judgment on June 24, 2003, approving the settlement by the parties after notice had been given to shareholders.

Environmental - The Company has 12 manufactured gas sites located in Kansas, which may contain potentially harmful materials that are classified as hazardous material. Hazardous materials are subject to control or remediation under various environmental laws and regulations. A consent agreement with the Kansas Department of Health and Environment (KDHE) presently governs all future work at these sites. The terms of the consent agreement allow the Company to investigate these sites and set remediation priorities based upon the results of the investigations and risk analysis. Remedial investigation has commenced on four sites. However, a comprehensive study is not complete and the results to date do not provide a sufficient basis for a reasonable estimation of the total liability. The liability accrued is reflective of an estimate of the total cost of remedial investigation and feasibility study. Through June 30, 2003, the costs of the investigations and risk analysis related to these manufactured gas sites have been immaterial. The site situations are not common and the Company has no previous experience with similar remediation efforts. The information currently available estimates the cost of remediation to range from $100,000 to $10 million per site based on a limited comparison of costs incurred by others to remediate comparable sites. As such, the information provides an insufficient basis to reasonably estimate a minimum range of the Company’s liability. These estimates do not give effect to potential insurance recoveries, recoveries through rates or from unaffiliated parties. At this time, the Company is not recovering any environmental amounts in rates. The KCC has in the past permitted others to recover remediation costs through rates. It should be noted that additional information and testing could result in costs significantly below or in excess of the amounts estimated above. To the extent that such remediation costs are not recovered, the costs could be material to the Company’s results of operations and cash flows depending on the remediation done and number of years over which the remediation is completed.

Yaggy Facility - In January 2001, the Yaggy gas storage facility’s operating parameters were changed as mandated by the KDHE following natural gas explosions and eruptions of natural gas geysers in or near Hutchison, Kansas. In July 2002, the KDHE issued an administrative order that assessed a $180,000 civil penalty against the Company, based on alleged violations of several KDHE regulations. A status conference was held on June 27, 2003, regarding progress toward reaching an agreed upon consent order. The matter was continued for 90 days during pending settlement negotiations. The Company believes there are no long-term environmental effects from the Yaggy storage facility.

Two separate class action lawsuits have been filed against the Company in connection with the natural gas explosions and eruptions of natural gas geysers that occurred at the Yaggy facility. These class action lawsuits were filed on the grounds that the eruptions and explosions related to natural gas that allegedly escaped from the Yaggy storage facility. On January 17, 2003, the two-year statute of limitations for known personal injury claims and all non-class members expired. In addition to the two class action matters, sixteen additional lawsuits have been filed against the Company or its subsidiaries seeking recovery for various claims, including property damage, personal injury, loss of business and, in some instances, punitive damages. Although no assurances can be given, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations. The Company is vigorously defending itself against all claims in these cases and believes that its insurance coverage will provide coverage for any material liability associated with these cases.

U.S. Commodity Futures Trading Commission - On January 9, 2003, we received a subpoena from the U.S. Commodity Futures Trading Commission (CFTC) requesting information regarding certain trading by energy and power marketing firms and information provided by us to energy industry publications. We forwarded our initial response to the subpoena and have provided additional information to the CFTC in response to supplemental requests made by the CFTC for additional information. Currently, we are in the process of responding to a request by the CFTC for supplemental information. We intend to comply with the CFTC’s latest request as well as cooperate throughout the CFTC investigatory process. In complying with the subpoena, we have not discovered any information that we believe would adversely affect us.

Labor Negotiations - KGS is currently negotiating with three labor unions to replace collective bargaining agreements that expired on July 31, 2003. Approximately 497 KGS employees are members of those three labor unions, comprising approximately 44% of the total KGS workforce. The Company cannot predict the results of these negotiations. While no assurance can be given that no work stoppage or other disruption will occur, the Company does not believe that this matter will have a material adverse effect on the business, financial condition or results of operations of the Distribution segment or on our company as a whole.

Other - The Company is a party to other litigation matters and claims, which are normal in the course of its operations. While the results of litigation and claims cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company’s consolidated results of operations, financial position, or liquidity.

K. Segments

The accounting policies of the segments are substantially the same as those described in the Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, except for those changes discussed in Note A. Intersegment gross sales are recorded on the same basis as sales to unaffiliated customers. Intersegment sales for the Marketing and Trading segment were $111.0 million and $69.6 million for the three months ended June 30, 2003 and 2002, respectively, and $308.5 million and $208.5 million for the six months ended June 30, 2003 and 2002, respectively. Energy trading contracts included in the following table are reported net of related costs. Corporate overhead costs relating to the reportable segments are allocated for the purpose of calculating operating income. The Company’s equity method investments do not represent operating segments of the Company. The Company has no single external customer from which it receives ten percent or more of its consolidated gross revenues.

In July 2002, the Company completed a transaction to transfer certain transmission assets in Kansas from the Transportation and Storage segment to the Distribution segment. All historical financial and statistical information has been adjusted to reflect the transfer.

The following tables set forth certain selected financial information for the Company’s six operating segments for the periods indicated.

Three Months Ended June 30, 2003	Regulated		Non-Regulated				Total
	Transportation and Storage	Distribution	Marketing and Trading	Gathering and Processing	Production	Other and Eliminations
	(Thousands of Dollars)
Sales to unaffiliated customers	$20,097	$298,703	$21,607	$190,252	$8,784	$(109,994)	$429,449
Energy trading contracts, net	—	—	37,090	—	—	—	$37,090
Intersegment sales	18,392	—	—	168,460	963	(187,815)	$—

Total Revenues	$38,489	$298,703	$58,697	$358,712	$9,747	$(297,809)	$466,539

Net revenues	$27,017	$102,956	$39,377	$52,338	$9,747	$1,001	$232,436
Operating costs	$11,484	$78,816	$7,422	$29,226	$3,935	$(165)	$130,718
Depreciation, depletion and amortization	$4,184	$23,722	$1,469	$7,337	$2,637	$360	$39,709
Operating income	$11,349	$418	$30,486	$15,775	$3,175	$806	$62,009
Income from equity investments	$347	$—	$—	$—	$—	$—	$347
Capital expenditures	$3,817	$34,160	$313	$5,520	$3,780	$3,368	$50,958

Three Months Ended June 30, 2002	Regulated		Non-Regulated				Total
	Transportation and Storage	Distribution	Marketing and Trading	Gathering and Processing	Production	Other and Eliminations
	(Thousands of Dollars)
Sales to unaffiliated customers	$18,986	$211,663	$11,608	$189,051	$7,533	$(71,560)	$367,281
Energy trading contracts, net	—	—	66,070	—	—	—	$66,070
Intersegment sales	19,684	1,100	—	79,054	576	(100,414)	$—

Total Revenues	$38,670	$212,763	$77,678	$268,105	$8,109	$(171,974)	$433,351

Net revenues	$23,298	$95,360	$67,177	$44,559	$8,109	$134	$238,637
Operating costs	$14,021	$56,638	$8,076	$35,940	$2,824	$3,142	$120,641
Depreciation, depletion and amortization	$5,171	$19,875	$1,465	$8,591	$3,212	$391	$38,705
Operating income	$4,106	$18,847	$57,636	$28	$2,073	$(3,399)	$79,291
Income from operations of discontinued component	$—	$—	$—	$—	$3,065	$—	$3,065
Income from equity investments	$24	$—	$—	$—	$—	$438	$462
Capital expenditures (continuing operations)	$7,586	$34,558	$1,442	$14,007	$4,869	$4,080	$66,542
Capital expenditures (discontinued component)	$—	$—	$—	$—	$6,480	$—	$6,480

Six Months Ended June 30, 2003	Regulated		Non-Regulated				Total
	Transportation and Storage	Distribution	Marketing and Trading	Gathering and Processing	Production	Other and Eliminations
	(Thousands of Dollars)
Sales to unaffiliated customers	$40,272	$991,035	$34,141	$592,318	$21,296	$(306,769)	$1,372,293
Energy trading contracts, net	—	—	172,761	—	—	—	$172,761
Intersegment sales	36,767	—	—	298,983	1,096	(336,846)	$—

Total Revenues	$77,039	$991,035	$206,902	$891,301	$22,392	$(643,615)	$1,545,054

Net revenues	$57,162	$278,294	$176,878	$98,665	$22,392	$1,997	$635,388
Operating costs	$22,350	$155,237	$16,525	$60,489	$7,545	$(1,340)	$260,806
Depreciation, depletion and amortization	$8,338	$47,610	$2,931	$14,538	$5,995	$724	$80,136
Operating income	$26,474	$75,447	$157,422	$23,638	$8,852	$2,613	$294,446
Income from operations of discontinued component	$—	$—	$—	$—	$2,342	$—	$2,342
Income from equity investments	$762	$—	$—	$—	$—	$—	$762
Total assets	$846,200	$2,320,080	$1,341,542	$1,281,774	$147,624	$(318,545)	$5,618,675
Capital expenditures	$4,801	$59,126	$396	$7,992	$6,728	$5,398	$84,441

Six Months Ended June 30, 2002	Regulated		Non-Regulated				Total
	Transportation and Storage	Distribution	Marketing and Trading	Gathering and Processing	Production	Other and Eliminations
	(Thousands of Dollars)
Sales to unaffiliated customers	$38,115	$709,648	$20,362	$346,093	$13,617	$(211,762)	$916,073
Energy trading contracts, net	—	—	137,785	—	—	—	$137,785
Intersegment sales	45,842	2,244	—	137,607	1,013	(186,706)	$—

Total Revenues	$83,957	$711,892	$158,147	$483,700	$14,630	$(398,468)	$1,053,858

Net revenues	$56,114	$237,271	$139,086	$85,882	$14,630	$90	$533,073
Operating costs	$26,151	$121,355	$16,241	$68,010	$4,602	$3,153	$239,512
Depreciation, depletion and amortization	$9,445	$37,124	$2,648	$16,561	$6,250	$777	$72,805
Operating income	$20,518	$78,792	$120,197	$1,311	$3,778	$(3,840)	$220,756
Income from operations of discontinued component	$—	$—	$—	$—	$3,970	$—	$3,970
Income (loss) from equity investments	$462	$—	$—	$—	$—	$(1,015)	$(553)
Total assets	$744,674	$1,793,877	$1,511,871	$1,231,211	$327,957	$96,541	$5,706,131
Capital expenditures (continuing operations)	$22,127	$55,897	$1,580	$24,815	$10,238	$6,482	$121,139
Capital expenditures (discontinued component)	$—	$—	$—	$—	$12,733	$—	$12,733

L. Supplemental Cash Flow Information

The following table sets forth supplemental information with respect to the Company’s cash flows for the periods indicated.

	Six Months Ended June 30,
	2003	2002
	(Thousands of Dollars)
Cash paid (received) during the period
Interest (including amounts capitalized)	$49,719	$54,557
Income taxes received	$(3,635)	$(52,531)
Noncash transactions
Cumulative effect of changes in accounting principle
Rescission of EITF 98-10 (price risk management assets and liabilities)	$141,832	$—
Adoption of Statement 143	$2,053	$—
Dividends payable	$17,781	$—
Dividends on restricted stock	$121	$116
Treasury stock transferred to compensation plans	$1,324	$25
Issuance of restricted stock, net	$3,201	$2,658

	Six Months Ended June 30,
	2003	2002
	(Thousands of Dollars)
Acquisitions
Property, plant and equipment	$290,054	$3,489
Current assets	69,919	—
Current liabilities	(66,935)	—
Regulatory assets and goodwill	126,708	—
Other assets	2,875	—
Lease obligation	(4,715)	—
Deferred credits	(37,399)	—
Deferred income taxes	52,447	—

Cash paid for acquisitions	$432,954	$3,489

M. Earnings Per Share Information

Through February 5, 2003, the Company computed its earnings per common share (EPS) in accordance with a pronouncement of the Financial Accounting Standards Board’s Staff at the Emerging Issues Task Force meeting in April 2001, codified as EITF Topic No. D-95 (Topic D-95). In accordance with Topic D-95, the dilutive effect of the Company’s Series A Convertible Preferred Stock is considered in the computation of basic EPS utilizing the “if-converted” method. Under the Company’s “if-converted” method, the dilutive effect of the Company’s Series A Convertible Preferred Stock on EPS cannot be less than the amount that would result from the application of the “two-class” method of computing EPS. The “two-class” method is an earnings allocation formula that determines EPS for the Company’s common stock and its participating Series A Convertible Preferred Stock according to dividends declared and participating rights in the undistributed earnings. The Company’s Series A Convertible Preferred Stock was a participating instrument with the Company’s common stock with respect to the payment of dividends. For the three and six months ended June 30, 2002, and the period from January 1, 2003 to

February 5, 2003, the “two-class” method resulted in additional dilution. Accordingly, EPS for this period reflects this further dilution. As a result of the Company’s repurchase and exchange of its Series A Convertible Preferred Stock in February 2003, the Company no longer applies the provisions of Topic D-95 to its EPS computations beginning in February 2003.

The following tables set forth the computations of the basic and diluted EPS from continuing operations for the periods indicated.

	Three Months Ended June 30, 2003
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations available for common stock	$17,503	74,412	$0.24
Effect of other dilutive securities:
Options and other dilutive securities	—	798
Series D Convertible Preferred Stock dividends	5,045	21,815

Diluted EPS from continuing operations
Income from continuing operations available for common stock and assumed conversion	$22,548	97,025	$0.23

	Three Months Ended June 30, 2002
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations available for common stock	$23,043	59,985
Convertible preferred stock	9,275	39,892

Income from continuing operations available for common stock and assumed conversion of preferred stock	32,318	99,877	$0.32

Further dilution from applying the “two-class” method			(0.05)

Basic EPS from continuing operations			$0.27

Effect of other dilutive securities
Options and other dilutive securities	—	830

Diluted EPS from continuing operations
Income from continuing operations available for common stock and assumed exercise of stock options	$32,318	100,707	$0.32

Further dilution from applying the “two-class” method			(0.05)

Diluted EPS from continuing operations			$0.27

	Six Months Ended June 30, 2003
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Income from continuing operations available for common stock under D-95	$26,174	62,055
Series A Convertible Preferred Stock dividends	12,139	39,893

Income from continuing operations available for common stock and assumed conversion of Series A Convertible Preferred Stock	38,313	101,948	$0.37

Further dilution from applying the “two-class” method			$(0.08)

Basic EPS from continuing operations under D-95			$0.29
Income from continuing operations available for common stock not under D-95	101,770	74,315	$1.37

Basic EPS from continuing operations			$1.66

Income from continuing operations available for Series D Convertible Preferred Stock dividends	$140,083	79,048

Effect of other dilutive securities:
Options and other dilutive securities	—	645
Series D Convertible Preferred Stock dividends	8,072	18,079

Income from continuing operations	$148,155	97,772	$1.51

Further dilution from applying the “two-class” method			$(0.08)

Diluted EPS from continuing operations			$1.43

	Six Months Ended June 30, 2002
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations available for common stock	$85,461	59,916
Convertible preferred stock	18,550	39,892

Income from continuing operations available for common stock and assumed conversion of preferred stock	104,011	99,808	$1.04

Further dilution from applying the “two-class” method			(0.17)

Basic EPS from continuing operations			$0.87

Effect of Other Dilutive Securities
Options and other dilutive securities	—	680

Diluted EPS from continuing operations
Income from continuing operations available for common stock and assumed exercise of stock options	$104,011	100,488	$1.03

Further dilution from applying the “two-class” method			(0.17)

Diluted EPS from continuing operations			$0.86

There were 145,474 and 51,839 option shares excluded from the calculation of diluted EPS for the three months ended June 30, 2003 and 2002, respectively, since their inclusion would be antidilutive for each period. For the six months ended June 30, 2003 and 2002, there were 216,709 and 139,897 option shares, respectively, excluded from the calculation of diluted EPS since their inclusion would be antidilutive for each period.

The repurchase and exchange of the Company’s Series A Convertible Preferred Stock from Westar in February 2003 was recorded at fair value. In accordance with EITF Topic No. D-42, the premium, or the excess of the fair value of the consideration transferred to Westar over the carrying value, is considered a preferred dividend. The premium recorded on the repurchase and exchange of the Series A was approximately $44.2 million and $53.4 million, respectively, for a total premium of $97.6 million. Since the adoption of Topic D-95, the Company has recognized additional dilution of approximately $94.5 million through the application of the “two-class” method. This additional dilution offsets the total premium recorded, resulting in a net premium of $3.1 million, which is reflected as a dividend on Series A Convertible Preferred Stock in the above EPS calculation for the six months ended June 30, 2003.

N. Debt Covenant Compliance

The Company’s Revolving Credit Facility, which expires September 22, 2003, has customary covenants that relate to liens, investments, fundamental changes in the business, the restriction of certain payments, changes in the nature of the business, transactions with affiliates, burdensome agreements, the use of proceeds, and a limit on the Company’s debt to capital ratio. Other debt agreements have negative covenants that relate to liens and sale/leaseback transactions. At June 30, 2003, the Company was in compliance with all covenants.

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

You should not place undue reliance on the forward-looking statements. Known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Those factors may affect our operations, markets, products, services and prices. In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:

•	risks associated with any reduction in our credit ratings;

•	the effects of weather and other natural phenomena on sales and prices;

•	competition from other energy suppliers as well as alternative forms of energy;

•	the capital intensive nature of our business;

•	further deregulation, or “unbundling,” of the natural gas business;

•	competitive changes in the natural gas gathering, transportation and storage business resulting from deregulation, or “unbundling,” of the natural gas business;

•	the profitability of assets or businesses acquired by us;

•	risks of marketing, trading, and hedging activities as a result of changes in energy prices or the financial condition of our trading partners;

•	economic climate and growth in the geographic areas in which we do business;

•	the uncertainty of estimates, including accruals and gas and oil reserves;

•	the timing and extent of changes in commodity prices for natural gas, natural gas liquids, electricity, and crude oil;

•	the effects of changes in governmental policies and regulatory actions, including with respect to income taxes, environmental compliance, authorized rates, or recovery of gas costs;

•	the impact of recently issued and future accounting pronouncements and other changes in accounting policies;

•	the possibility of future terrorist attacks or the possibility or occurrence of an outbreak, hostilities or changes in the political dynamics in the Middle East or elsewhere;

•	the impact of unforeseen changes in interest rates, equity markets, inflation rates, economic recession and other external factors over which we have no control, including the effect on pension expense and funding resulting from changes in stock market returns;

•	risks associated with pending or possible acquisitions and dispositions, including our ability to finance or to integrate any such acquisitions and any regulatory delay or conditions imposed by regulatory bodies in connection with any such acquisitions and dispositions;

•	the results of administrative proceedings and litigation involving the Oklahoma Corporation Commission (OCC), Kansas Corporation Commission (KCC), Texas regulatory authorities or any other local, state or federal regulatory body;

•	our ability to access capital and competitive rates on terms acceptable to us;

•	actions taken by Westar Energy, Inc. (Westar) or its affiliates with respect to its investment in ONEOK, including, without limitation, the effect of a sale of our shares of common stock and preferred stock beneficially owned by Westar;

•	the risk of a significant slowdown in growth or a decline in the U.S. economy, the risk of delay in growth or recovery in the U.S. economy or the risk of increased costs for insurance premiums, security or other items as a consequence of the September 11, 2001, terrorist attacks or possible future terrorist attacks or war; and

•	the other risks and other factors listed in the reports we have filed and may file from time to time with the SEC, which are incorporated by reference.

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

Critical Accounting Policies and Estimates

Energy Trading and Risk Management Activities - We engage in price risk management activities for both energy trading and non-trading purposes. Through 2002, we accounted for price risk management activities for our energy trading contracts in accordance with Emerging Issues Task Force Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities” (EITF 98-10). EITF 98-10 required entities involved in energy trading activities to account for energy trading contracts using mark-to-market accounting. Forwards, swaps, options, gas in storage and energy transportation and storage contracts utilized for trading activities were reflected at fair value as assets and liabilities from price risk management activities under EITF 98-10.

In October 2002, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) rescinded EITF 98-10. As a result, energy-related contracts that are not accounted for pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, (Statement 133) are no longer carried at fair value but rather are classified as executory contracts and accounted for on an accrual basis. As a result of the rescission of this statement, the EITF also agreed that energy trading inventories carried under storage agreements should no longer be carried at fair value but should be carried at the lower of cost or market. Therefore, beginning in January 2003, the Marketing and Trading segment’s gas in storage inventory is carried on the balance sheet as gas in storage at the lower of cost or market.

The rescission was effective for fiscal periods beginning after December 31, 2002 and for all existing energy trading contracts and inventory as of October 25, 2002, as well as, for contracts entered into on or after October 25, 2002. Changes to the accounting for gas in storage and existing contracts as a result of the rescission of EITF 98-10 were reported as a cumulative effect of a change in accounting principle on January 1, 2003, resulting in a gross cumulative non-cash loss of $231.0 million, or $141.8 million, net of tax, in the first quarter of 2003. All recoveries of the estimated value associated with this change in accounting will be recognized in operating income in future periods based on actual settlement prices.

The fair values of the assets and liabilities recorded pursuant to EITF 98-10 and Statement 133 are affected by the actual timing of settlements related to these contracts and current period changes resulting primarily from newly originated transactions and the impact of price movements. Changes in fair value are recognized in revenues, on a net basis, in the consolidated statements of income. The fair value of these assets and liabilities reflects management’s best estimate considering various factors, including quoted market prices, time value and volatility underlying the commitments. Market prices were adjusted for the potential impact of liquidating our position in an orderly manner over a reasonable period of time under present market conditions.

During the third quarter of 2002, we adopted the applicable provisions of Emerging Issues Task Force Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3). EITF 02-3 provides that all mark-to-market gains and losses on derivative contracts held for trading purposes be presented on a net basis (energy contract sales less energy contract costs) in the income statement without regard to the settlement provisions of the contract. The FASB staff also indicated that dealer profits on unrealized gains or losses at contract inception were not appropriate unless evidenced by quoted prices or other market transactions. Prior to the third quarter of 2002, energy trading revenues and costs were presented on a gross basis. The financial results of all energy trading contracts have been restated to reflect the adoption of EITF 02-3. Net energy trading revenues include sales and purchases of natural gas, crude oil, natural gas liquids and basis, as well as reservation fees. Basis is the price differential that exists between two geographic locations.

Regulation - Our intrastate transmission pipelines and distribution operations are subject to the rate regulation and accounting requirements of the OCC, KCC, Texas Railroad Commission (TRC) and various municipalities in Texas. Certain other of our transportation activities are subject to regulation by the Federal Energy Regulatory Commission (FERC). Allocation of costs and revenues to accounting periods for ratemaking and regulatory purposes may differ from allocations generally applied by non-regulated operations. Such allocations of costs and revenues made to meet regulatory accounting requirements are considered to be in accordance with generally accepted accounting principles for regulated utilities.

During the ratemaking process, regulatory authorities may require a utility to defer recognition of certain costs to be recovered through rates over time as opposed to expensing such costs as incurred. This allows the utility to stabilize rates over time rather than passing such costs on to the customer for immediate recovery. This causes certain expenses to be deferred as regulatory assets and amortized to expense as they are recovered through rates. Should recovery cease due to regulatory actions, certain of these assets may no longer meet the criteria of Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (Statement 71) and, accordingly, a write-off of regulatory assets and stranded costs may be required.

In January 2003, KGS filed a rate case with the KCC to increase annual rates approximately $76 million. In July 2003, the KCC staff submitted testimony and a recommended revenue requirement of $28.7 million. Intervenors in the case have recommended revenue ranging from $31 million to $59 million. KGS must submit its rebuttal testimony by August 4, 2003. KGS and the KCC staff will present their testimonies to the commissioners of the KCC during hearings scheduled to begin August 18, 2003. The KCC has until September 29, 2003, to issue a final order in the rate case. If approved, the new rates will be effective in the third quarter of 2003. Until a final order is received, KGS continues to operate under the current rate schedules. Should recovery of any regulatory assets, or portion thereof, be denied by the KCC, these assets may no longer meet the criteria for accounting in accordance with Statement 71 and, accordingly, a write-off of regulatory assets may be required.

Impairment of Long-Lived Assets - We recognize the impairment of a long-lived asset when indicators of impairment are present and the undiscounted cash flow is not sufficient to recover the carrying amount of these assets. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair values are based on discounted future cash flows or information provided by sales and purchases of similar assets.

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

Transactions - In January 2003, we closed the sale of a significant portion of the natural gas and oil producing properties of our Production segment for a cash sales price of $294 million including adjustments. Pursuant to the sale, we sold natural gas and oil reserves in Oklahoma, Kansas and Texas. The sale included approximately 1,900 wells, 482 of which were operated by us. The sale is accounted for as a discontinued operation. Accordingly, the statistical and financial information related to the properties sold has been restated as a discontinued component. We recorded a pre-tax gain on the sale of the discontinued component of approximately $59 million in the first quarter of 2003.

On January 28, 2003 and February 7, we issued 12 million and 1.8 million shares of common stock, respectively, at the public offering price of $17.19 per share, resulting in net proceeds, after underwriting discounts and commissions, of $16.524 per share, or $228 million in the aggregate.

Also, on January 28 and January 31, 2003, we issued 14 million and 2.1 million equity units, respectively, at a public offering price of $25 per unit, resulting in net proceeds, after underwriting discounts and commissions, of $24.25 per equity unit, or $390.4 million in the aggregate. Each equity unit consists of a stock purchase contract for the purchase of shares of our common stock and, initially, a senior note due February 16, 2008, issued pursuant to our existing Indenture with SunTrust Bank, as trustee. The equity units carry a total annual coupon rate of 8.5 percent (4.0 percent annual face amount of the senior notes plus 4.5 percent annual contract adjustment payments). The interest expense associated with the 4.0 percent senior notes will be recognized in the income statement on an accrual basis over the term of the senior notes. The present value of the contract adjustment payments was accrued as a liability with a charge to equity at the time of the transactions. Accordingly, there will be no impact on earnings in future periods as this liability is paid, except for the interest recognized as a result of discounting the liability to its present value at the time of the transaction. This interest expense will be approximately $3.5 million over three years. Each stock purchase contract issued as a part of the equity units carries a maximum conversion premium of up to 20 percent over the $17.19 closing price of our common stock on January 22, 2003.

On February 5, 2003, we purchased $300 million of our Series A from Westar. These shares were converted to approximately 18.1 million common shares and are being held in treasury stock. We exchanged Westar’s remaining 10.9 million Series A shares for approximately 21.8 million shares of our newly-created Series D and retired the Series A shares received in the exchange. Also, in connection with that transaction, a new rights agreement, a new shareholder agreement and a new registration rights agreement between ONEOK and Westar became effective. We have registered for resale all of the shares of our common stock held by Westar, as well as all the shares of our Series D issued to Westar and all of the shares of our common stock issuable upon conversion of the Series D. As a result of this transaction and our recently completed stock offering, Westar’s equity interest in ONEOK has been reduced from approximately 44.4 percent to approximately 27.4 percent on a fully diluted basis.

On January 3, 2003, we closed the purchase of our Texas assets for a cash purchase price of approximately $432.9 million, which is subject to adjustment. The assets acquired include the third largest gas distribution business in Texas, with operations that serve approximately 535,000 customers, over 90 percent of which are residential. The distribution assets are operated under the name of Texas Gas Service (TGS).

During the second quarter of 2002, we settled a number of outstanding issues pending before the OCC. We had previously recorded a charge of approximately $34.6 million in the fourth quarter of 2001 related to these matters. As a result of the settlement agreement, we revised the estimated amount of the charge and reversed $14.2 million of the charge in the second quarter of 2002.

We sold our claim related to the Enron bankruptcy for $22.1 million resulting in a gain of $14.0 million in the first quarter of 2002. The sale was subject to normal representations as to the validity, but not collectibility, of the claim and guarantees from Enron. We had previously recorded a charge of $37.4 million in the fourth quarter of 2001 related to the Enron bankruptcy.

Adoption of New Accounting Standards - On January 1, 2003, we adopted Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (Statement 143). Statement 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. As a result of the adoption of Statement 143, we recorded a cumulative effect of a change in accounting principle charge of approximately $2.1 million, net of $1.3 million in taxes, in the first quarter of 2003.

On January 1, 2003, we adopted the recognition and measurement principles of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (Statement 123), as amended. We have elected to begin expensing the fair value of all stock-based compensation granted on or after January 1, 2003, under the prospective method allowed by Statement 123, as amended. As a result of the adoption of Statement 123, we recorded additional stock-based compensation expense of approximately $483,000, net of taxes, during the six months ended June 30, 2003.

In October 2002, the EITF of the FASB rescinded EITF 98-10. As a result, energy related contracts that are not accounted for pursuant to Statement 133, will no longer be carried at fair value but rather will be accounted for as executory contracts and accounted for on an accrual basis. As a result of the rescission of this statement, the Task Force also agreed that energy trading inventories carried under storage agreements should no longer be carried at fair value but should be carried at the lower of cost or market. Changes to the accounting for gas in storage and existing contracts as a result of the rescission of EITF 98-10 have been reported as a cumulative effect of a change in accounting principle on January 1, 2003. This resulted in a cumulative effect loss of $141.8 million, net of $89.2 million in taxes, in the first quarter of 2003.

During the third quarter of 2002, we adopted EITF 02-3. EITF 02-3 provides that all mark-to-market gains and losses on derivative contracts held for trading purposes be presented on a net basis (energy contract sales less energy contract costs) in the income statement without regard to the settlement provisions of the contract. The financial results of all energy trading contracts have been restated to reflect the adoption of EITF 02-3 for all periods presented.

The following table sets forth certain selected financial information for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Results	2003	2002	2003	2002
	(Thousands of Dollars)
Operating revenues, excluding energy trading revenues	$429,449	$367,281	$1,372,293	$916,073
Energy trading revenues, net	37,090	66,070	172,761	137,785
Cost of gas	234,103	194,714	909,666	520,785

Net revenues	232,436	238,637	635,388	533,073
Operating costs	130,718	120,641	260,806	239,512
Depreciation, depletion, and amortization	39,709	38,705	80,136	72,805

Operating income	$62,009	$79,291	$294,446	$220,756

Other income	$1,870	$9,025	$4,070	$9,624
Other expense	$824	$3,894	$2,283	$5,213

Discontinued operations, net of taxes
Income from discontinued component	$—	$3,065	$2,342	$3,970
Gain on sale of discontinued component	$—	$—	$38,369	$—

Cumulative effect of changes in accounting principle, net of tax	$—	$—	$(143,885)	$—

Operating Results - Operating revenues and cost of gas increased in the three and six months ended June 30, 2003, compared to the same periods in 2002, primarily due to increases in commodity prices and the acquisition of the Texas assets. The decrease in energy trading revenues, net for the three-month period is primarily related to the impact of the rescission of EITF 98-10. Prior to its rescission, net revenues were recognized under fair value accounting as physical natural gas inventories were injected into storage, normally during the second and third quarters. The rescission of EITF 98-10 requires that natural gas inventories under storage agreements be carried at the lower of cost or market and precludes mark-to-market accounting for energy related contracts that do not qualify as derivatives. The revenue will be recognized as the gas is withdrawn from storage and sold, normally in the first and fourth quarters. Energy trading revenues, net, increased during the six-month period due to the comparatively colder temperatures during the winter heating season. In addition, we continue to capture the significant intra-month price volatility and inter-region inefficiencies that have occurred during 2003 through our continued use of storage and transport capacity. Operating costs and depreciation, depletion and amortization have increased in 2003, compared to 2002, primarily due to the acquisition of the Texas assets. The TGS addition contributed approximately $22.7 million and $54.6 million to net revenues and $1.4 million and $15.8 million to operating income for the three and six months ended June 30, 2003, respectively.

Production

Our Production segment currently owns, develops and produces natural gas and oil reserves in Oklahoma. Our strategy is to add value to our existing oil and gas production operations. Accordingly, we focus on acquiring and developing reserves rather than exploratory drilling.

In January of 2003, we closed the sale of approximately 70 percent of the natural gas and oil producing properties of our Production segment for a cash sales price of $294 million including adjustments. The sale included approximately 1,900 wells, 482 of which we operated. We recorded an after-tax gain of $38.4 million ($59 million pre-tax) in the first quarter of 2003 related to this sale. The statistical and financial information related to the properties sold has been restated as a discontinued component for all periods presented.

The following tables set forth certain financial and operating information for our Production segment for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Results	2003	2002	2003	2002
	(Thousands of Dollars)
Natural gas sales	$8,266	$6,280	$17,845	$11,651
Oil sales	1,458	1,633	3,793	2,759
Other revenues	23	196	754	220

Net revenues	9,747	8,109	22,392	14,630
Operating costs	3,935	2,824	7,545	4,602
Depreciation, depletion, and amortization	2,637	3,212	5,995	6,250

Operating income	$3,175	$2,073	$8,852	$3,778

Other income (expense), net	$16	$(130)	$5	$(88)

Discontinued operations, net of taxes
Income from discontinued component	$—	$3,065	$2,342	$3,970
Gain on sale of discontinued component	$—	$—	$38,369	$—

Cumulative effect of change in accounting principle, net of tax	$—	$—	$117	$—

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Information	2003	2002	2003	2002
Proved reserves
Continuing operations
Gas (MMcf)	—	—	60,323	53,957
Oil (MBbls)	—	—	2,188	2,286
Discontinued component
Gas (MMcf)	—	—	—	184,571
Oil (MBbls)	—	—	—	2,438
Production
Continuing operations
Gas (MMcf)	1,741	1,791	3,573	3,464
Oil (MBbls)	58	56	135	121
Discontinued component
Gas (MMcf)	—	4,415	1,472	9,101
Oil (MBbls)	—	58	53	115
Average realized price (a)
Continuing operations
Gas ($/Mcf)	$4.75	$3.51	$4.99	$3.36
Oil ($/Bbls)	$25.14	$29.16	$28.10	$22.80
Discontinued component
Gas ($/Mcf)	$—	$3.18	$4.10	$2.87
Oil ($/Bbls)	$—	$25.48	$32.28	$21.71
Capital expenditures (Thousands)
Continuing operations	$3,780	$4,869	$6,728	$10,238
Discontinued component	$—	$6,480	$—	$12,733

(a)	Average realized price reflects the impact of hedging activities.

Operating Results - Natural gas sales from continuing operations increased for the three and six months ended June 30, 2003, compared to the same period in 2002, due to higher prices received in 2003. Production from our retained wells in the second quarter of 2003 was slightly lower than production in the second quarter of 2002 due to normal production declines. Production for the first six months of 2003 is higher than the comparable 2002 period as a result of drilling during 2002 that increased production from our retained properties in early 2003. Prices before hedges were $5.13 and $3.19 per Mcf in the second quarter of 2003 and 2002, respectively. Prices before hedges were $5.70 and $2.22 for the six months ended June 30, 2003 and 2002, respectively.

At June 30, 2003, we had approximately 12.5 MMcf per day, or 60 percent, of our anticipated gas production for the remainder of 2003 hedged at a NYMEX price of $4.50 per Mcf. We hedged 5 MMcf per day, or 25 percent, of 2004 anticipated production hedged at a NYMEX price of $5.30 per Mcf.

Oil sales decreased for the three-month period ended June 30, 2003, compared to the same period in 2002, due to lower realized prices in the second quarter of 2003 compared to the same period in 2002, while production slightly increased. The production increase reflects drilling and recompletions during the second half of 2002, which resulted in increased oil volumes in 2003, partially offset by normal production declines. The average oil price before hedges for the second quarter of 2003 was $24.28 per barrel. There were no oil hedges in place for the second quarter of 2002.

Oil sales increased for the six months ended June 30, 2003 compared to the same period in 2002, due to both price and production volume increases. Volumes produced were higher in the first six months of 2003 compared to 2002 as a result of successful drilling in the second half of 2002, which resulted in higher production in the first part of 2003. At June 30, 2003, we have approximately 64 percent of our anticipated oil production for the remainder of 2003 hedged at $27.25 per barrel.

Operating costs for continuing operations increased for the three and six months ended June 30, 2003 compared to the same periods in 2002 due to higher overhead costs on retained wells and higher production taxes caused by higher realized prices.

Our Production segment added 5.0 Bcfe of net reserves for the six months ended June 30, 2003, including 1.6 Bcfe of proved developed, which is comprised of 1.2 Bcfe of proved developed producing and 0.4 Bcfe of proved developed non-producing, and 3.4 Bcfe of proved undeveloped reserves.

Gathering and Processing

Operational Highlights - The Gathering and Processing segment is engaged in the gathering and processing of natural gas and the fractionation, storage and marketing of natural gas liquids (NGLs). Our Gathering and Processing segment currently has a processing capacity of approximately 2.0 Bcf/d (Bcf per day), of which approximately 0.2 Bcf/d is currently idle. Our Gathering and Processing segment owns approximately 14,000 miles of gathering pipelines that supply our gas processing plants.

In January 2003, we acquired a retail propane business through our purchase of the Texas assets. This business consists of a small retail propane distribution business in Austin and a retail propane bottle and delivery service primarily serving El Paso.

The following tables set forth certain selected financial and operating information for our Gathering and Processing segment for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Results	2003	2002	2003	2002
	(Thousands of Dollars)
Natural gas liquids and condensate sales	$180,598	$149,156	$478,139	$280,505
Gas sales	156,168	93,418	366,622	156,621
Gathering, compression, dehydration and processing fees and other revenues	21,946	25,531	46,540	46,574
Cost of sales	306,374	223,546	792,636	397,818

Net revenues	52,338	44,559	98,665	85,882
Operating costs	29,226	35,940	60,489	68,010
Depreciation, depletion, and amortization	7,337	8,591	14,538	16,561

Operating income	$15,775	$28	$23,638	$1,311

Other income (expense), net	$(4)	$(198)	$(15)	$(237)

Cumulative effect of a change in accounting principle, net of tax	$—	$—	$(1,375)	$—

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Information	2003	2002	2003	2002
Total gas gathered (MMMBtu/d)	1,157	1,227	1,189	1,220
Total gas processed (MMMBtu/d)	1,224	1,464	1,223	1,411
Natural gas liquids sales (MBbls/d)	99	90	114	89
Natural gas liquids produced (MBbls/d)	58	75	56	70
Gas sales (MMMBtu/d)	333	337	338	341
Capital expenditures (Thousands)	$5,520	$14,007	$7,992	$24,815

Operating Results - The increases in NGL and condensate sales revenues for the three and six months ended June 30, 2003, compared to same periods in 2002, are primarily due to additional third party sales volumes, increases in composite NGL prices and increases in crude oil prices. Continued restructuring of contracts has allowed us to mitigate exposure to unfavorable keep-whole spreads. The Conway OPIS composite NGL price based on our NGL product mix increased from $0.39 and $0.36 per gallon for the three and six months ended June 30, 2002, respectively, to $0.54 and $0.59 per gallon for the same periods in 2003. The average NYMEX crude oil price increased from $26.16 and $22.74 per barrel for the three and six months ended June 30, 2002, respectively, to $29.27 and $31.63 per barrel for the same periods in 2003.

The increases in gas sales and cost of sales for the three and six months ended June 30, 2003, compared to the same periods in 2002, are primarily due to increases in the price of natural gas and NGLs. Gas sales also increased as a result of additional volumes available due to reduced NGL recovery because of the high value of natural gas relative to NGL prices. Average natural gas price for the mid-continent region increased from $3.15 and $2.68 per MMBtu for the three and six months ended June 30, 2002, respectively, to $5.00 and $5.55 per MMBtu for the same periods in 2003. These increases were partially offset by reduced volumes as a result of the sale of certain Oklahoma gas gathering and processing assets in December 2002.

The decreases in operating costs for the three and six-month periods are due to the sale of the Oklahoma assets and lower bad debt expense. These decreases were partially offset by higher leased compression costs and additional operating costs as a result of the acquisition of the Texas assets.

Transportation and Storage

Operating Highlights - Our Transportation and Storage segment represents our intrastate natural gas transmission pipelines, natural gas storage and nonprocessable gas gathering facilities. We own or control capacity in five storage facilities in Oklahoma, three in Kansas and three in Texas, with a combined working capacity of approximately 59.6 Bcf, of which 8.0 Bcf is temporarily idle. Our intrastate transmission pipelines operate in Oklahoma, Kansas and Texas and are regulated by the OCC, KCC, and TRC, respectively. In July 2002, we completed a transaction to transfer certain transmission assets in Kansas to our affiliated distribution company in Kansas. Historical financial and statistical information have been adjusted to reflect this transfer. In December 2002, certain Oklahoma storage property rights were sold and a long-term agreement was entered into with the purchaser, whereby we retain storage capacity consistent with our historical usage.

The following tables set forth certain selected financial and operating information for our Transportation and Storage segment for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Results	2003	2002	2003	2002
	(Thousands of Dollars)
Transportation and gathering revenues	$25,663	$23,729	$53,148	$45,964
Storage revenues	11,236	9,511	20,303	17,058
Gas sales and other	1,590	5,430	3,588	20,935
Cost of fuel and gas	11,472	15,372	19,877	27,843

Net revenues	27,017	23,298	57,162	56,114
Operating costs	11,484	14,021	22,350	26,151
Depreciation, depletion, and amortization	4,184	5,171	8,338	9,445

Operating income	$11,349	$4,106	$26,474	$20,518

Other income (expense), net	$376	$188	$889	$1,397

Cumulative effect of a change in accounting principle, net of tax	$—	$—	$(645)	$—

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Information	2003	2002	2003	2002
Volumes transported (MMcf)	95,138	99,435	240,118	233,122
Capital expenditures (Thousands)	$3,817	$7,586	$4,801	$22,127

Operating results - Transportation and gathering revenues increased for the three and six months ended June 30, 2003, compared to the same periods in 2002, primarily due to the price of natural gas and its impact on the valuation of retained fuel. Average natural gas price for the mid-continent region increased from $3.15 and $2.68 per MMBtu for the three and six months ended June 30, 2002, respectively, to $5.00 and $5.55 per MMBtu for the same periods in 2003. Storage revenues increased primarily due to additional working capacity being available in 2003, compared to the same periods in 2002, as a result of restoring previously idled storage capacity. The sale of gas inventory in 2002 also provided additional capacity. Gas sales and other revenues decreased for the three and six-month periods in 2003, compared to same periods in 2002, due to a reduction in sales volumes associated with our wellhead purchases on certain gathering facilities in Oklahoma. In addition, gas sales and other decreased for the six-month period due to reduced gas inventory sales.

Cost of fuel and gas decreased for the three and six months ended June 30, 2003, compared to same periods in 2002, due to a decrease in costs related to gas inventory sales and decreased volumes associated with our wellhead purchases. This decrease was partially offset by higher natural gas prices for fuel. The three and six-month periods in 2002 also included higher costs due to adjustments related to the reconciliation of third party contractual storage and pipeline positions.

The decrease in operating costs for the three and six-month periods in 2003, compared to the same periods in 2002, is due to lower litigation costs, bad debt expenses and ad valorem taxes. These decreases were partially offset by higher leased compression costs.

Capital expenditures decreased primarily as the result of a large power generation project being completed in the first quarter of 2002.

Distribution

Our Distribution segment provides natural gas distribution services in Kansas, Oklahoma and Texas. Operations in Kansas are conducted through our Kansas Gas Service (KGS) division, which serves residential, commercial, industrial, end-use transportation and wholesale customers. Operations in Oklahoma are conducted through our Oklahoma Natural Gas (ONG) division, which serves residential, commercial, industrial customers and end-use transportation and wholesale customers. Operations in Texas are conducted through our Texas Gas Service (TGS) division, which serves residential, commercial, industrial, public authority and transportation customers. Our Distribution segment provides gas service to approximately 75 percent, 80 percent, and 17 percent of the populations of Kansas, Oklahoma and Texas, respectively. KGS and ONG are subject to regulatory oversight by the KCC and OCC, respectively. TGS is subject to regulatory oversight by the various municipalities which it serves, which have primary jurisdiction in their respective areas. Rates in areas adjacent to the various municipalities and appellate matters are subject to regulatory oversight by the TRC.

KGS is currently negotiating with three labor unions to replace collective bargaining agreements that expired on July 31, 2003. Approximately 497 of our KGS employees are members of those three labor unions, comprising approximately 44% of the total KGS workforce. We cannot predict the results of these negotiations. While no assurance can be given that no work stoppage or other disruption will occur, we do not believe that this matter will have a material adverse effect on the business, financial condition or results of operations of our Distribution segment or on our company as a whole.

On January 3, 2003, we purchased our Texas gas distribution assets. The gas distribution operations serve approximately 535,000 customers in cities located throughout Texas, including the major cities of El Paso and Austin, as well as the cities of Port Arthur, Galveston, Brownsville, and others. Over 90 percent of the customers are residential. The acquisition adds a stable revenue source as a majority of the margins are protected from the impact of weather swings due to rate designs that are heavily weighted toward a fixed customer charge.

In January 2003, KGS filed a rate case with the KCC to increase annual rates approximately $76 million. On July 11, 2003, the KCC staff submitted testimony and a recommended revenue requirement of $28.7 million. Intervenors in the case have recommended revenue ranging from $31 million to $59 million. KGS must submit its rebuttal testimony by August 4, 2003. KGS and the KCC staff will present their testimonies to the commissioners of the KCC during hearings scheduled to begin August 18, 2003. The KCC has until September 29, 2003, to issue a final order in the rate case. If approved, the new rates will be effective in the third quarter of 2003. Until a final order is received, KGS will continue to operate under the current rate schedules. Should recovery of any regulatory assets, or portions thereof, be denied by the KCC, these costs may no longer meet the criteria of Statement 71 and, accordingly, may be required to be written-off.

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

The Stipulation has a $33.7 million value to ONG customers that will be realized over a three-year period. In July 2002, immediate cash savings were provided to all ONG customers in the form of billing credits totaling approximately $9.1 million. In December 2005, a final billing credit will be made to customers. The minimum amount of this credit is estimated to be approximately $2.8 million. ONG is replacing certain gas contracts, which are expected to reduce gas costs by approximately $13.8 million, due to avoided reservation fees between April 2003 and October 2005. Additional savings of approximately $8.0 million from the use of storage gas are expected to occur between November 2003 and March 2005. Any expected savings from the use of storage that are not achieved will be added to the final billing credit scheduled to be provided to customers in December 2005. ONG operating income increased in the second quarter of 2002 by $14.2 million as a result of this settlement.

In July 2002, we completed a transaction to transfer certain transmission assets in Kansas from the Transportation and Storage segment to the Distribution segment. Historical financial and statistical information have been adjusted to reflect these changes.

The following table sets forth certain selected financial information for our Distribution segment for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Results	2003	2002	2003	2002
	(Thousands of Dollars)
Gas sales	$277,972	$194,492	$940,027	$669,129
Cost of gas	195,747	117,403	712,741	474,621

Gross margin	82,225	77,089	227,286	194,508
Transportation revenues	14,276	12,446	37,497	30,250
Other revenues	6,455	5,825	13,511	12,513

Net revenues	102,956	95,360	278,294	237,271
Operating costs	78,816	56,638	155,237	121,355
Depreciation, depletion, and amortization	23,722	19,875	47,610	37,124

Operating income	$418	$18,847	$75,447	$78,792

Other income (expense), net	$(111)	$(1,227)	$(589)	$(2,266)

Operating results - The increase in gas sales and cost of gas for the three and six months ended June 30, 2003, compared to the same period in 2002, is primarily due to the addition of TGS and increased commodity prices. Additionally, cost of gas for the three and six months ended June 30, 2003 was higher, compared to the same periods in 2002, due to the $14.2 million reduction in the second quarter of 2002 resulting from the OCC Stipulation. Additional sales volumes in Kansas and Oklahoma due to colder weather in the first quarter of 2003, compared to the same period in 2002, increased gas sales and cost of gas for the six months ended June 30, 2003, compared to the same period in 2002.

The change in gross margin for the three and six months ended June 30, 2003 is due to the addition of TGS, offset in part by the $14.2 million gas cost reduction in the second quarter of 2002 resulting from the OCC Stipulation.

Operating costs and depreciation, depletion and amortization increased for the three and six months ended June 30, 2003, compared to the same periods in 2002, due primarily to the addition of TGS, increased bad debt expense resulting from higher gas costs and higher employee costs.

The addition of TGS contributed approximately $22.7 million and $54.6 million to net revenues and $1.4 million and $15.8 million to operating income for the respective three and six-month periods ended June 30, 2003, respectively.

The following table sets forth certain operating information for our Distribution segment for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Volumes (MMcf)	2003	2002	2003	2002
Gas sales
Residential	18,147	14,347	86,107	67,929
Commercial	7,287	5,585	30,509	24,622
Industrial	799	577	2,342	2,166
Wholesale	10,239	9,047	13,545	14,516
Public authority	454	—	1,708	—

Total volumes sold	36,926	29,556	134,211	109,233
Transportation	51,356	36,072	116,046	85,731

Total volumes delivered	88,282	65,628	250,257	194,964

Overall, volumes increased primarily as a result of the addition of TGS. Additionally, residential and commercial volumes increased in the three and six months ended June 30, 2003, compared to the same periods in 2002, as a result of colder weather in Kansas and Oklahoma. Wholesale sales in Kansas, also known as “as available” gas sales represent gas volumes available under contracts that exceed the needs of our residential and commercial customer base and are available for sale to other parties. Wholesale volumes increased for the three months ended June 30, 2003 over the same period in 2002 due to increased volumes available for sale; however, wholesale volumes decreased for the six-month period as greater volumes were required to meet the needs of the Kansas residential, commercial, and industrial customers due to colder weather during the first quarter of 2003. Public authority volumes reflect volumes used by state agencies and school districts serviced by TGS.

Transportation volumes, which include pipeline capacity leased to others and transportation for end-use customers, increased primarily due to the addition of transportation customers acquired with the Texas assets. Volumes also increased due to commercial and industrial customers moving to new transportation rates, a marketing effort to add small-usage customers and a reduction in the minimum volume required for transport service in Oklahoma.

The following table sets forth certain selected operating information for our Distribution segment for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Information	2003	2002	2003	2002
Average number of customers	1,987,892	1,440,844	1,999,834	1,445,677
Customers per employee	655	620	658	598
Capital expenditures (Thousands)	$34,160	$34,558	$59,126	$55,897

The average number of customers and customers per employee increased in 2003 compared to the same periods in 2002 due to the addition of TGS and their favorable ratio of customers per employee.

Certain costs to be recovered through the ratemaking process have been recorded as regulatory assets in accordance with Statement 71. See Note E of the Notes to Consolidated Financial Statements for a detail of regulatory assets at June 30, 2003.

Marketing and Trading

Operational Highlights - Our marketing and trading operation purchases, stores, markets, and trades natural gas to both the wholesale and retail sectors throughout most of the United States. We have strong mid-continent region storage positions and transport capacity of 1 Bcf/d that allow us to trade natural gas throughout most of the United States. With the addition of 5 Bcf of storage at July 1, 2003, we have total storage capacity of 75 Bcf. With our storage capacity, we have withdrawal capability of 2.3 Bcf/d and injection capability of 1.4 Bcf/d. We have direct access to most regions of the country and flexibility to capture volatility in the energy markets. We continue to enhance our strategy of focusing on higher margin business which includes providing reliable service during peak demand periods through the use of storage and transportation capacity.

We have a 300-megawatt electric power generating plant located in Oklahoma adjacent to one of our natural gas storage facilities that is configured to supply electric power during peak demand periods. This plant allows us to capture the “spark spread premium,” which is the value added by converting natural gas to electricity, during peak demand periods.

During the third quarter of 2002, we adopted certain provisions of EITF 02-3, which provides that all mark-to-market gains and losses on derivative contracts held for trading purposes be presented on a net basis (energy contract sales less energy contract costs) in the income statement without regard to the settlement provisions of the contract. Prior to the third quarter of 2002, our energy trading revenues and costs were presented on a gross basis. The financial results of all energy trading contracts have been restated to reflect the adoption of EITF 02-3 for all periods presented. EITF 02-3 does not affect power-related revenues, which will continue to be reported on a gross basis.

In October 2002, the EITF rescinded EITF 98-10. As a result, energy-related contracts that are not accounted for pursuant to Statement 133 will no longer be carried at fair value, but rather will be accounted for as executory contracts and accounted for on an accrual basis. As a result of the rescission of this statement, the Task Force also agreed that energy-trading inventories carried under storage agreements should no longer be carried at fair value, but should be carried at the lower of cost or market.

The rescission is effective for fiscal periods beginning after December 31, 2002 and for all existing energy trading contracts and inventory as of October 25, 2002. Additionally, the rescission applies immediately to contracts entered into on or after October 25, 2002. Changes to the accounting for gas in storage and existing contracts as a result of the rescission of EITF 98-10 have been reported as a cumulative effect of a change in accounting principle on January 1, 2003. This resulted in a cumulative effect loss, net of tax, of $141.8 million. The impact from this change was non-cash. All recoveries of the estimated value associated with this change in accounting will be recognized in operating income in future periods.

The following tables set forth certain selected financial and operating information for our Marketing and Trading segment for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Results	2003	2002	2003	2002
	(Thousands of Dollars)
Energy trading revenues, net	$37,090	$66,070	$172,761	$137,785
Power sales	21,287	11,414	33,525	19,956
Cost of power and fuel	19,320	10,501	30,024	19,061
Other revenues	320	194	616	406

Net revenues	39,377	67,177	176,878	139,086
Operating costs	7,422	8,076	16,525	16,241
Depreciation, depletion, and amortization	1,469	1,465	2,931	2,648

Operating income	$30,486	$57,636	$157,422	$120,197

Other income (expense), net	$(1,417)	$(2,352)	$(2,985)	$(2,211)

Cumulative effect of changes in accounting principle, net of tax	$—	$—	$(141,982)	$—

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Information	2003	2002	2003	2002
Natural gas sales volumes (MMcf)	218,210	214,832	534,147	470,621
Natural gas gross margin ($/Mcf)	$0.12	$0.20	$0.25	$0.17
Power sales volumes (MMwh)	453	336	743	652
Power gross margin ($/Mwh)	$7.05	$2.74	$6.21	$1.38
Physically settled volumes (MMcf)(a)	472,301	457,170	1,049,736	947,343
Capital expenditures (Thousands)	$313	$1,442	$396	$1,580

(a)	This represents the absolute value of gross transaction volumes for both buy and sell energy trading contracts that were physically settled.

Operating Results

Energy trading revenues include revenues related to trading natural gas, reservation fees, crude oil, natural gas liquids, and basis. Basis is the natural gas price differential that exists between trading locations relative to the Henry Hub natural gas price. We began actively trading crude oil and natural gas liquids in this segment in the first quarter of 2002.

Net revenues decreased for the three months ended June 30, 2003, compared to the same period in 2002, while sales volumes increased. The increase in sales volumes is attributable to additional marketing and trading opportunities that have developed with the recent downsizing of certain trading companies in our industry. The offsetting decrease in net revenues is attributable the rescission of EITF 98-10 effective January 1, 2003. Historically, net revenues were recognized under fair value accounting as physical natural gas inventories were injected into storage during the second and third quarters. With the rescission of EITF 98-10, natural gas inventories carried under storage agreements are no longer carried at fair value, but rather are accounted for on an accrual basis at lower of cost or market with revenues recorded when the gas is sold, typically in the first and fourth quarters.

Net revenues derived from our physical trading totaled $26.1 million in the second quarter of 2003. In addition, net revenues for the second quarter of 2003 included $13.3 million, which represents the change in fair value of our derivative instruments subject to fair value accounting pursuant to Statement 133 at June 30, 2003 (excluding those instruments qualifying for hedge accounting). Net revenues for the second quarter of 2002 included mark-to-market earnings of $66.1 million, which represented the change in net trading price risk management assets and liabilities from March 31, 2002 to June 30, 2002, resulting from the application of mark-to-market accounting on all energy contracts pursuant to EITF 98-10. The higher margins derived from physical trading are attributable to continued execution of our strategy that focuses on trading around physical assets and the use of storage and transport capacity to capture intra-month price volatility and inter-region inefficiencies. Margins realized from our retail gas business increased by $1.0 million for the second quarter of 2003, compared to the same period in 2002, due to our expanding customer base in Wyoming and Nebraska. Margins realized from our wholesale power business increased by $1.1 million for the second quarter of 2003, compared to the same period in 2002, due to comparatively better spark spreads in the Southwest Power Pool.

Net revenues increased for the six months ended June 30, 2003, compared to the same period in 2002, due to comparatively colder temperatures during the winter heating season and additional marketing and trading opportunities. In addition, our use of storage and transport capacity allowed us to capture the significantly higher intra-month price volatility and inter-region inefficiencies that have occurred in 2003 compared to 2002. Our storage and transport capacity also enabled us to secure positive option value and realize favorable pricing spreads on stored gas volumes. In the first quarter of 2002, we sold our Enron bankruptcy claim, which added $10.4 million to our net revenues.

Liquidity and Capital Resources

General - A part of our strategy is to grow through acquisitions that strengthen and complement our existing assets. We have relied primarily on operating cash flow and borrowings from a combination of commercial paper, bank lines of credit, and capital markets for our liquidity and capital resource requirements. We expect to continue to use these sources, together with possible equity financings, such as our recent public common stock and equity unit offerings, for liquidity and capital resource needs on both a short and long-term basis. During 2002 and through the second quarter of 2003, our capital expenditures were financed through operating cash flows and short and long-term debt. Capital expenditures for 2003 are expected to be $215 million compared to $233 million in 2002. The decrease in capital expenditures due to the sale of our oil and gas producing properties in January 2003 and reductions in the Gathering and Processing segment is partially offset by the increase due to the acquisition of our Texas assets.

Financing is provided through our commercial paper program, long-term debt and, as needed, through a revolving credit facility. Other options to obtain financing include, but are not limited to, issuance of equity, issuance of mandatory convertible debt securities, issuance of trust preferred securities by ONEOK Capital Trust I or ONEOK Capital Trust II, asset securitization and the sale/leaseback of facilities.

Our credit rating is currently an “A-” (stable outlook) by Standard and Poors and a “Baa1” (negative outlook) by Moody’s Investor Service. Our credit rating may be affected by a material change in our financial ratios or a material adverse event affecting our business. The most common criteria for assessment of our credit rating are the debt to capital ratio, pre-tax and after-tax interest coverage and liquidity. If our credit ratings were downgraded, the interest rates on our commercial paper would increase, resulting in an increase in our cost to borrow funds. In the event that we are unable to borrow funds under our commercial paper program and there has not been a material adverse change in our business, we have access to an $850 million revolving credit facility, which expires September 22, 2003 and which we intend to renew.

Our energy marketing and trading business relies upon the investment grade rating of our senior unsecured long-term debt to satisfy credit support requirements with several counterparties. If our credit ratings were to decline below investment grade, our ability to participate in energy marketing and trading activity could be significantly limited. Without an investment grade rating, we would be required to fund margin requirements with the few counterparties with which we have a Credit Support Annex within our International Swaps and Derivatives Association Agreements with cash, letters of credit or other negotiable instruments. At June 30, 2003, the total notional amount that could require such funding in the event of a credit rating decline to below investment grade is approximately $26.2 million.

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

Westar - On January 9, 2003, we entered into an agreement with Westar Energy, Inc. and its wholly owned subsidiary, Westar Industries, Inc. (collectively, “Westar”), to repurchase a portion of the shares of our Series A Convertible Preferred Stock (Series A) held by Westar and to exchange Westar’s remaining shares of Series A for newly-created shares of ONEOK’s $0.925 Series D Non-Cumulative Convertible Preferred Stock (Series D). The Series A shares were convertible into two shares of common stock, reflecting our two-for-one stock split in 2001, and the Series D shares are currently convertible into one share of common stock. Some of the differences between the Series D and Series A are (a) the Series D has a fixed annual cash dividend of 92.5 cents per share, (b) the Series D is redeemable by us at any time after August 1, 2006, at a redemption price of $20, in the event that the closing price of our common stock exceeds, at any time prior to the date the notice is given, $25 for 30 consecutive trading days, (c) each share of Series D is currently convertible into one share of our common stock, and (d) Westar may not convert any shares of Series D held by it unless the annual per share dividend on our common stock for the previous year is greater than 92.5 cents and such conversion would not subject us to the Public Utility Holding Company Act of 1935. Also, in connection with that transaction, a new rights agreement, a new shareholder agreement and a new registration rights agreement between ONEOK and Westar became effective. Our new shareholder agreement with Westar restricts Westar from selling five percent or more of ONEOK’s outstanding Series D and common stock (assuming conversion of all shares of Series D to be transferred), in a bona fide public underwritten offering, to any one person or to a group. The agreement allows Westar to sell up to five percent of ONEOK’s outstanding Series D and common stock (assuming conversion of all shares of Series D to be transferred) to any one person or group that does not own more than five percent of our common stock (assuming conversion of all shares of Series D to be transferred). The KCC approved our agreement with Westar on January 17, 2003. On February 5, 2003, we consummated the agreement by purchasing $300 million of our Series A from Westar. We exchanged Westar’s remaining 10.9 million Series A shares for approximately 21.8 million shares of our newly-created Series D. In addition, we have registered all of the shares of our common stock held by Westar, as well as all the shares of our Series D issued to Westar and all of the shares of our common stock issuable upon conversion of the Series D. As a result of this transaction and our recently completed common stock offering, Westar’s ownership interest in our company has been reduced from approximately 44.4 percent to approximately 27.4 percent on a fully diluted basis.

Cash Flow Analysis

Operating Cash Flows – Operating cash flows decreased in the six months ended June 30, 2003 compared to the same period in 2002, despite a significant increase in income from continuing operations. The decreases in operating cash flows primarily relate to changes in working capital and deferred income taxes. The change in inventories for the six-month period in 2003 compared to 2002 is due to the rescission of EITF 98-10, which requires that gas in storage be carried at the lower of cost or market at June 30, 2003, and no longer included in price risk management assets as it was at December 31, 2002. The change in unrecovered purchased gas costs (UPGC) for the six-month period in 2003 compared to 2002 is primarily due to the unusually high recovery of UPGC in the first quarter of 2002 related to previously deferred UPGC due to an OCC order. The changes in price risk management assets and liabilities primarily relate to the change in mark-to-market income and derivative contracts that expired and were settled in 2003. Changes in other assets and liabilities reflect expenditures or recognition of liabilities for insurance costs, salaries, taxes other than income, and other similar items. Fluctuations in these accounts, period-to-period, reflect changes in the timing of payments or recognition of liabilities and are not directly impacted by seasonal factors.

In 2002, operating cash flows were positively impacted by the collection of accounts receivable and reduced deposits. Accounts receivable decreased for the six-month period ended June 30, 2002, due to the decrease in energy prices and decreased demand in the summer months. The reduction in restricted deposits for the same period is due to increased purchases of option contracts by our Marketing and Trading segment in the six months ended June 30, 2002. The change in UPGC is primarily due to the unusually high recovery of UPGC in the first quarter of 2002 related to deferred UPGC at December 31, 2001, due to an OCC order.

Investing Cash Flows – Acquisitions in 2003 represent the cash purchase of the Texas assets. Cash provided by investing activities of discontinued operations represents the sale of natural gas and oil producing properties for a cash sales price of $294 million, including adjustments, of which $15 million was received in 2002.

Financing Cash Flows - Our capitalization structure is 39 percent equity and 61 percent long-term debt at June 30, 2003, compared to 47 percent equity and 53 percent long-term debt at December 31, 2002. There were no short-term notes or commercial paper payable at June 30, 2003. Our capitalization structure including notes payable was 43 percent equity and 57 percent total debt at December 31, 2002. The change in our capital structure is primarily due to the issuance of common stock and equity units in January 2003, which was partially offset by the payment of notes payable and the repurchase of our Series A Convertible Preferred Stock from Westar in February 2003. At June 30, 2003, we had $1.9 billion of long-term debt outstanding. As of that date, we could have issued $1.0 billion of additional long-term debt under the most restrictive provisions contained in our various borrowing agreements.

Both Standard and Poors and Moody’s Investment Services consider the equity units we issued in January 2003 to be part equity and part debt. For purposes of computing capitalization ratios, these rating agencies adjust the capitalization structure. Standard and Poors considers the equity units to be equal amounts of debt and equity for the first three years, with the effect being to increase shareholders’ equity by the same amount as debt, which would result in a capitalization structure of 46 percent equity and 54 percent long-term debt at June 30, 2003. Moody’s Investment Services considers 25 percent of the equity units to be debt and 75 percent to be shareholders’ equity, which would result in a capitalization structure of 49 percent equity and 51 percent long-term debt at June 30, 2003.

Our $850 million revolving credit facility is primarily used to support our commercial paper program. At June 30, 2003, we had no commercial paper outstanding and had approximately $158 million in temporary investments.

On January 28 and February 7, 2003, we issued 12 million and 1.8 million shares of common stock, respectively, at the public offering price of $17.19 per share, resulting in net proceeds to us, after underwriting discounts and commissions, of $16.524 per share, or $228 million in the aggregate.

Also, on January 28 and January 31, 2003, we issued 14 million and 2.1 million equity units, respectively, at a public offering price of $25 per unit, resulting in net proceeds to us, after underwriting discounts and commissions, of $24.25 per share, or $390.4 million in the aggregate. Each equity unit consists of a stock purchase contract for the purchase of shares of our common stock and, initially, a senior note due February 16, 2008, issued pursuant to our existing Indenture with SunTrust Bank, as trustee. The equity units carry a total annual coupon rate of 8.5% (4.0 percent annual face amount of the senior notes plus 4.5 percent annual contract adjustment payments). The interest expense associated with the 4.0 percent senior notes will be recognized in the income statement on an accrual basis over the term of the senior notes. The present value of the contract adjustment payments was accrued as a liability with a charge to equity at the time of the transactions. Accordingly, there will be no impact on earnings in future periods as this liability is paid, except for the interest recognized as a result of discounting the liability to its present value at the time of the transaction. This interest expense will be approximately $3.5 million over three years. The present value of the contract adjustment payments is accounted for as equity and reduces Paid In Capital. Each stock purchase contract issued as a part of the equity units carries a maximum conversion premium of up to 20 percent over the $17.19 closing price of our common stock on January 22, 2003, and a floor of $17.19 per share.

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

Impact of Recently Issued Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (Statement 150). Statement 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability. Financial instruments that do not meet the criteria of Statement 150 are to be accounted for according to previous requirements. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and is effective at the beginning of the first interim period beginning after June 15, 2003. Currently, we have no financial instruments that are within the scope of Statement 150.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our quantitative and qualitative disclosures about market risk are consistent with those discussed in our Form 10-K for the year ended December 31, 2002, except as follows.

KGS uses derivative instruments to hedge the cost of anticipated gas purchases during the winter heating months to protect KGS customers from upward volatility in the market price of natural gas. At June 30, 2003, KGS had derivative instruments in place to hedge the cost of purchases for 8.3 Bcf of gas. Gains or losses associated with the KGS hedges are included in and recoverable through the monthly purchased gas adjustment.

TGS uses derivative instruments to mitigate the volatility of the cost of gas to protect its customers in the city of El Paso. At June 30, 2003, TGS had no derivative instruments in place to hedge the cost of purchases of gas. Gains or losses associated with the derivative instruments are included in and recoverable through the monthly purchased gas adjustment.

The following table provides a detail of our Marketing and Trading segment’s maturity of derivatives based on heating injection and withdrawal periods from April to March. Executory storage and transportation contracts and their related hedges are not included in the following table. This maturity schedule is consistent with our Marketing and Trading segment’s trading strategy.

	Fair Value of Contracts at June 30, 2003
Source of Fair Value (1)	Matures through March 2004	Matures through March 2007	Matures through March 2009	Matures after March 2009	Total fair value
	(Thousands of Dollars)
Prices actively quoted (2)	$23,653	$1,486	$—	$—	$25,139
Prices provided by other external sources (3)	$(25,870)	$(37,897)	$(8,152)	$(1,282)	$(73,201)

Total	$(2,217)	$(36,411)	$(8,152)	$(1,282)	$(48,062)

(1)	Fair value is the mark-to-market component of forwards, swaps, and options utilized for trading activities, net of applicable reserves. These fair values are reflected as a component of assets and liabilities from price risk management activities in the consolidated balance sheets.
(2)	Values are derived from energy market price quotes from national commodity trading exchanges that primarily trade futures and option commodity contracts.
(3)	Values are obtained through energy commodity brokers or electronic trading platforms, whose primary service is to match willing buyers and sellers of energy commodities. Because of the large energy broker network, energy price information by location is readily available.

For further discussion of trading activities and assumptions used in our trading activities, see the Critical Accounting Policies in Notes A and D of the notes to consolidated financial statements included in this Form 10-Q.

Interest Rate Risk - At June 30, 2003, the interest rate on 69.8% of our long-term debt was fixed after considering the impact of interest rate swaps. During the first quarter of 2003, we terminated $50 million in swaps that had a fair value of approximately zero. Currently, $550 million of fixed rate debt has been swapped to a floating rate based on the three-month or six-month London InterBank Offered Rate (LIBOR) at the respective reset date and the swaps have been designated as fair value hedges. In January 2003, interest rates were locked in through the first quarter of 2004. The swaps will result in an estimated $23.0 million in savings during 2003. At June 30, 2003, price risk management assets include $93.2 million to recognize the fair value of derivatives that are designated as fair value hedging instruments. Long-term debt includes approximately $93.4 million to recognize the change in fair value of the related hedged liability. Interest expense decreased approximately $0.1 million for the three months ended June 30, 2003, and increased approximately $1.1 million for the six months ended June 30, 2003 to recognize the ineffectiveness of these hedges.

A 100 basis point move in the annual interest rate on all of our outstanding long-term debt would change our annual interest expense by approximately $32,000 before taxes. This amount is limited based on the LIBOR locks that we have in place through the first quarter of 2004. If these locks were not in place, a 100 basis point change in the interest rates would affect our annual interest expense by $5.5 million before taxes. This 100 basis point change assumes a parallel shift in the yield curve. If interest rates changed significantly, we would take actions to manage our exposure to the change. Since a specific action and the possible effects are uncertain, no change has been assumed.

Value-at-Risk (VAR) Disclosure of Market Risk - The potential impact on our future earnings, as measured by VAR, was $1.7 million and $2.0 million at June 30, 2003 and 2002, respectively.

The following table details the average, high and low VAR calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
Value at Risk	2003	2002	2003	2002
	(Millions of Dollars)
Average	$3.3	$5.0	$4.4	$5.7
High	$7.1	$11.1	$17.1	$17.8
Low	$1.0	$1.9	$1.0	$1.9

The variations in the VAR data are reflective of our marketing and trading growth and market volatility during the quarter.

Item 4. Controls and Procedures

Quarterly Evaluation of the Company’s Disclosure Controls - We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Quarterly Report. This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Rules adopted by the Securities and Exchange Commission (SEC) require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls based on and as of the date of the Controls Evaluation.

Disclosure Controls – Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls – Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all errors and all fraud. A control system, including our Disclosure Controls, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, some controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures that may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation – The CEO/CFO evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the controls’ implementation by us and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K. The overall goals of these evaluation activities are to monitor our Disclosure Controls and to make modifications as necessary. Our intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions – Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective in providing reasonable assurance of achieving their objective of timely alerting them to material information required to be disclosed by us in periodic reports we file with the SEC.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In re ONEOK, Inc. Derivative Litigation, No. CJ-2000-00593, District Court of Tulsa County, Oklahoma (formerly Gaetan Lavalla, derivatively on behalf of nominal defendant ONEOK, Inc. v. Larry W. Brummett, et al., No. CJ-2000-598 and Hayward Lane, derivatively on behalf of nominal defendant ONEOK, Inc. v. Larry W. Brummett, et al.). This consolidated derivative action has been settled at no significant cost to us. The trial Court entered a final judgment on June 24, 2003 approving the settlement by the parties after due notice had been given to the shareholders as required by the Court and relevant statutes. This case will have no further effect on us or our officers and directors as the time to file an appeal has expired.

Will Price, et al. v. Gas Pipelines, et al. (f/k/a Quinque Operating Company, et al. v. Gas Pipelines, et al.), 26th Judicial District, District Court of Stevens County, Kansas, Civil Department, Case No. 99C30. On May 12, 2003, plaintiffs served their motion to file a fourth amended petition and proposed fourth amended petition. On July 28, 2003, the Court entered an order allowing plaintiffs to file the fourth amended petition. The fourth amended petition (i) does not name ONEOK Gas Transportation, L.L.C., as a defendant (or any other defendant who had objected to personal jurisdiction), (ii) limits the purported class to royalty owners and non-working interest owners, (iii) limits the wells as to which claims are asserted to those in Kansas, Colorado and Wyoming, and (iv) limits the claims asserted to conspiracy and unjust enrichment.

In the Matter of the Natural Gas Explosion at Hutchinson, Kansas during January, 2001, Case No. 02-E-0155, before the Secretary of the Department of Health and Environment. A status conference was held on June 27, 2003 regarding the progress toward reaching an agreed upon consent order. The matter was continued for ninety (90) days during the pendency of settlement negotiations.

U.S. Commodity Futures Trading Commission. On January 9, 2003, we received a subpoena from the U.S. Commodity Futures Trading Commission, CFTC, requesting information regarding certain trading by energy and power marketing firms and information provided by us to energy industry publications. We forwarded our initial response to the subpoena and have provided additional information to the CFTC in response to supplemental requests by the CFTC for additional information. Currently, we are in the process of responding to a request by the CFTC for supplemental information. We intend to comply with the CFTC’s latest request as well as cooperate throughout the CFTC investigatory process. In complying with the subpoena and additional requests made by the CFTC, we have not discovered any information that we believe would adversely affect us.

Item 2. Changes in Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to Vote of Security Holders

We held our 2003 annual meeting of shareholders on May 15, 2003. At this meeting, the individuals set forth below were elected by a plurality vote to our board of directors for a term of three years:

Directors Elected

William L. Ford, Class C

Douglas Ann Newsom, Class C

Gary D. Parker, Class C

The individuals set forth below are the members of our board of directors whose term of office as a director continued after the meeting:

Continuing Directors

William M. Bell, Class A

David L. Kyle, Class B

Bert H. Mackie, Class B

Pattye L. Moore, Class A

J.D. Scott, Class A

Mollie B. Williford, Class B

In addition, at the annual meeting the appointment of KPMG LLP as our independent auditor for the 2003 fiscal year was ratified by our shareholders as follows:

	Votes
	For	Against	Abstain
Appointment of KPMG LLP as principal independent auditor	67,270,732	986,365	191,539

Item 5. Other Information

Our Thrift Plan for Employees of ONEOK, Inc. and Subsidiaries was subject to a “blackout period,” as defined in Regulation BTR (Blackout Trading Restriction), in connection with our quarterly payment of dividends. The blackout period commenced on July 25, 2003, and ended on July 31, 2003. During that blackout period, the ability of all participants in the plan to purchase, sell or otherwise acquire or transfer an interest in plan assets, to make changes in investment options, to initiate distributions or loans and to change payroll deferral percentages was suspended. All of our common stock was subject to the blackout period. The person designated by us to respond to inquiries about the blackout period was Robin Lacy, ONEOK, Inc., 100 West Fifth Street, Tulsa, OK 74103, 918-588-7063. We received notice of the blackout period from the plan administrator on June 19, 2003, as required by Section 101(i)(2)(E) of the Employment Retirement Income Security Act of 1974. This disclosure is provided pursuant to Item 11 of Form 8-K.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit Description

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirement for the six months ended June 30, 2003 and 2002.

12.1	Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 2003 and 2002.

31.1	Certification of David L. Kyle pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jim Kneale pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David L. Kyle pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Jim Kneale pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

Reports on Form 8-K

We filed the following Current Reports on Form 8-K during the quarter ended June 30, 2003.

May 1, 2003 – Furnished the Company’s results of operations for the quarter ended March 31, 2003.

May	6, 2003 – Furnished the transcript of the May 1, 2003 conference call to discuss the Company’s results of operations for the quarter ended March 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc. Registrant

Date: August 4, 2003	By:	/s/ Jim Kneale
Jim Kneale Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)