Form 10-Q
period 2005-03-31
ONEOK INC /NEW/
filed 2005-05-05
CIK 1039684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

On May 2, 2005, the Company had 101,983,630 shares of common stock outstanding.

ONEOK, Inc.

QUARTERLY REPORT ON FORM 10-Q

As used in this Quarterly Report on Form 10-Q, the terms “we”, “our” or “us” mean ONEOK, Inc., an Oklahoma corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ONEOK, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(Unaudited)	2005	2004
(Thousands of dollars, except per share amounts)
Revenues
Operating revenues, excluding energy trading revenues	$2,743,671	$955,311
Energy trading revenues, net	9,192	75,264

Total Revenues	2,752,863	1,030,575

Cost of sales and fuel	2,353,298	637,817

Net Margin	399,565	392,758

Operating Expenses
Operations and maintenance	129,078	130,375
Depreciation, depletion and amortization	51,496	46,740
General taxes	19,400	20,535

Total Operating Expenses	199,974	197,650

Operating Income	199,591	195,108

Other income	5,314	7,814
Other expense	804	7,590
Interest expense	29,802	23,688

Income before Income Taxes	174,299	171,644

Income taxes	66,635	66,491

Net Income	$107,664	$105,153

Earnings Per Share of Common Stock (Note K)
Earnings per share, basic	$1.04	$1.06
Earnings per share, diluted	$0.97	$1.04
Average Shares of Common Stock (Thousands)
Basic	103,666	99,116
Diluted	111,001	101,298

Dividends Declared Per Share of Common Stock	$0.25	$0.19

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)	March 31, 2005	December 31, 2004
	(Thousands of dollars)
Assets
Current Assets
Cash and cash equivalents	$35,495	$9,458
Trade accounts and notes receivable, net	1,262,960	1,432,425
Materials and supplies	22,937	22,475
Gas in storage	300,440	593,028
Energy marketing and risk management assets (Note B)	391,867	388,672
Deposits	70,806	32,394
Deferred income taxes	18,547	—
Other current assets	78,194	40,365

Total Current Assets	2,181,246	2,518,817

Property, Plant and Equipment
Production	473,947	455,964
Gathering and Processing	1,076,006	1,066,612
Transportation and Storage	699,848	705,115
Distribution	2,935,514	2,916,440
Energy Services	128,147	128,120
Other	134,322	134,199

Total Property, Plant and Equipment	5,447,784	5,406,450
Accumulated depreciation, depletion and amortization	1,655,737	1,619,629

Net Property, Plant and Equipment	3,792,047	3,786,821

Deferred Charges and Other Assets
Regulatory assets, net (Note C)	198,984	203,547
Goodwill (Note D)	225,188	225,188
Energy marketing and risk management assets (Note B)	69,321	71,310
Prepaid pensions	125,079	127,649
Investments and other	258,054	259,317

Total Deferred Charges and Other Assets	876,626	887,011

Total Assets	$6,849,919	$7,192,649

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)	March 31, 2005	December 31, 2004
	(Thousands of dollars)
Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of long-term debt	$6,535	$341,532
Notes payable	688,500	644,000
Accounts payable	1,088,831	1,185,351
Accrued taxes	90,057	36,346
Accrued interest	25,639	32,807
Customers’ deposits	39,831	39,478
Unrecovered purchased gas costs	60,705	64,322
Energy marketing and risk management liabilities (Note B)	509,946	409,633
Deferred income taxes	—	16,861
Other	127,458	144,465

Total Current Liabilities	2,637,502	2,914,795

Long-term Debt, excluding current maturities	1,528,708	1,543,202
Deferred Credits and Other Liabilities
Deferred income taxes	656,588	644,512
Energy marketing and risk management liabilities (Note B)	89,467	102,865
Lease obligation	83,449	86,817
Other deferred credits	282,072	294,754

Total Deferred Credits and Other Liabilities	1,111,576	1,128,948

Total Liabilities	5,277,786	5,586,945

Commitments and Contingencies (Note H)
Shareholders’ Equity
Common stock, $0.01 par value: authorized 300,000,000 shares; issued 107,437,255 shares and outstanding 102,238,676 shares at March 31, 2005; issued 107,143,722 shares and outstanding 104,106,285 shares at December 31, 2004	1,074	1,071
Paid in capital	1,024,699	1,017,603
Unearned compensation	(1,054)	(1,413)
Accumulated other comprehensive loss (Note E)	(67,031)	(9,591)
Retained earnings	730,933	649,240
Treasury stock, at cost: 5,198,579 shares at March 31, 2005 and 3,037,437 shares at December 31, 2004	(116,488)	(51,206)

Total Shareholders’ Equity	1,572,133	1,605,704

Total Liabilities and Shareholders’ Equity	$6,849,919	$7,192,649

See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Unaudited)	2005	2004
	(Thousands of Dollars)
Operating Activities
Net income	$107,664	$105,153
Depreciation, depletion, and amortization	51,496	46,740
Gain on sale of assets	(54)	(6,964)
Income from equity investments	(2,815)	(324)
Deferred income taxes	13,545	19,305
Stock based compensation expense	2,633	3,044
Allowance for doubtful accounts	6,040	8,297
Changes in assets and liabilities (net of acquisition effects):
Accounts and notes receivable	163,425	17,503
Inventories	292,126	241,912
Unrecovered purchased gas costs	(3,617)	(1,683)
Deposits	(38,412)	16,064
Regulatory assets	(4,898)	1,798
Accounts payable and accrued liabilities	(36,213)	18,336
Energy marketing and risk management assets and liabilities	375	(4,860)
Other assets and liabilities	(34,881)	(14,539)

Cash Provided by Operating Activities	516,414	449,782

Investing Activities
Changes in other investments, net	(20,623)	(82)
Capital expenditures	(58,312)	(48,902)
Proceeds from sale of property	57	13,073
Other investing activities	(624)	(4,663)

Cash Used in Investing Activities	(79,502)	(40,574)

Financing Activities
Borrowing (payments) of notes payable, net	44,500	(600,000)
Termination of interest rate swaps	(20,212)	82,915
Payment of debt	(335,324)	(270)
Purchase of common stock	(65,282)	(800)
Issuance of common stock	4,875	160,720
Dividends paid	(26,021)	(18,109)
Other financing activities	(13,411)	(23,599)

Cash Used in Financing Activities	(410,875)	(399,143)

Change in Cash and Cash Equivalents	26,037	10,065
Cash and Cash Equivalents at Beginning of Period	9,458	12,172

Cash and Cash Equivalents at End of Period	$35,495	$22,237

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital	Unearned Compensation
	(Shares)		(Thousands of Dollars)
December 31, 2004	107,143,722	$1,071	$1,017,603	$(1,413)
Net income	—	—	—	—
Other comprehensive income	—	—	—	—

Total comprehensive income

Repurchase of common stock	—	—	—	—
Common stock issuance pursuant to various plans	293,533	3	4,872	—
Stock-based employee compensation expense	—	—	2,224	409
Common stock dividends - $0.25 per share	—	—	—	(50)

March 31, 2005	107,437,255	$1,074	$1,024,699	$(1,054)

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Continued)

(Unaudited)	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Total
		(Thousands of Dollars)
December 31, 2004	$(9,591)	$649,240	$(51,206)	$1,605,704
Net income	—	107,664	—	107,664
Other comprehensive income	(57,440)	—	—	(57,440)

Total comprehensive income				50,224

Repurchase of common stock	—	—	(65,282)	(65,282)
Common stock issuance pursuant to various plans	—	—	—	4,875
Stock-based employee compensation expense	—	—	—	2,633
Common stock dividends - $0.25 per share	—	(25,971)	—	(26,021)

March 31, 2005	$(67,031)	$730,933	$(116,488)	$1,572,133

ONEOK, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.	Summary of Accounting Policies

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which, in our opinion, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of our business, the results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for a twelve-month period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2004.

Our accounting policies are consistent with those disclosed in Note A of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004.

Significant Accounting Policies

Common Stock Options and Awards - In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (Statement 123R). Statement 123R requires companies to expense the fair value of share-based payments. In addition, there are also changes related to the expense calculation for share-based payments. Effective January 1, 2006, we will adopt Statement 123R, and we expect to use the prospective method. We are currently assessing the impact of adopting Statement 123R, but we do not believe it will have a material impact on our financial condition and results of operations, as we have been expensing share-based payments since our adoption of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” on January 1, 2003.

The following table sets forth the effect on net income and earnings per share if we had applied the fair-value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” to all options and awards granted prior to January 1, 2003.

	Three Months Ended March 31,
	2005	2004
(Thousands of dollars, except per share amounts)
Net income, as reported	$107,664	$105,153
Add: Stock option compensation included in net income, net of related tax effects	2,299	1,872
Deduct: Total stock option compensation expense determined under fair value based method for all awards, net of related tax effects	2,462	2,169

Pro forma net income	$107,501	$104,856

Earnings per share:
Basic - as reported	$1.04	$1.06
Basic - pro forma	$1.04	$1.06
Diluted - as reported	$0.97	$1.04
Diluted - pro forma	$0.97	$1.04

Asset Retirement Obligations - In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), that requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We are currently reviewing the applicability of FIN 47 to our operations and its potential impact on our consolidated financial statements.

Consolidation - The Emerging Issues Task Force (EITF) is currently deliberating EITF Issue No. 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (EITF 04-5). Since the changes proposed in EITF 04-5 would result in different guidance in accounting for general partners that are in different industries, the FASB staff is planning to amend SOP 78-9, Accounting for Investments in Real Estate Ventures to be consistent with EITF 04-5. SOP 78-9-a, “Interaction of AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and EITF Issue No. 04-5, ‘Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights’” (SOP 78-9-a) will have the presumption that a general partner controls a limited partnership and therefore should consolidate the partnership. This presumption can be overcome if the limited partners have kick-out or substantive participating rights. As a result of this new guidance, we could be required to consolidate Northern Border Partners; however, we will begin to evaluate the impact and transition method if or when SOP 78-9-a and EITF 04-5 are finalized. The anticipated effective date of SOP 78-9-a and EITF 04-5 is January 1, 2006.

Other

Reclassifications - Certain amounts in the consolidated financial statements have been reclassified to conform to the 2005 presentation. These reclassifications did not impact previously reported net income or shareholders’ equity.

B.	Energy Marketing and Risk Management Activities and Fair Value of Financial Instruments

Accounting Treatment - We account for derivative instruments and hedging activities in accordance with FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133), as amended. Under Statement 133, entities are required to record all derivative instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. If the derivative instrument does not qualify or is not designated as part of a hedging relationship, we account for changes in fair value of the derivative instrument in earnings as they occur. We record these changes in fair value as energy trading revenues, net in our Consolidated Statements of Income. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposure to changes in fair values, cash flows or foreign currencies. For hedges of exposure to changes in fair value, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item attributable to the risk being hedged. The difference between the change in fair value of the derivative instrument and the change in fair value of the hedged item represents hedge ineffectiveness. For hedges of exposure to changes in cash flow, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income and is subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the hedge, are reported in earnings.

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

At the beginning of the third quarter of 2004, we completed a reorganization of our Energy Services segment and renewed our focus on our physical marketing and storage business. Concurrent with this reorganization, we evaluated the accounting treatment related to the presentation of revenues from the different types of activities to determine which amounts should be reported on a gross or net basis. We began accounting for the realized revenues and purchase costs of those contracts that result in physical delivery on a gross basis beginning in the third quarter of 2004. Derivatives that qualify for the normal purchase or sale exception as defined in Statement 133 are also reported on a gross basis. No prior periods have been adjusted for this change; therefore, comparisons to prior periods may not be meaningful. Reporting of these transactions on a gross basis did not impact operating income but resulted in an increase to revenues and cost of sales and fuel.

Refer to Note D of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004, for additional discussion.

Fair Value Hedges

During the first quarter of 2005, we terminated $400 million of our interest rate swap agreements and paid a net amount of $19.4 million, which included $20.2 million for the present value of future payments at the time of termination, less $0.8 million for interest rate savings through the termination of the swap. During the first quarter of 2004, we terminated $670 million of our interest rate swap agreements, locking in savings of $81.9 million. The net savings from the termination of these swaps is being recognized in interest expense over the terms of the debt instruments originally hedged. Net interest expense savings for the first quarter of 2005 for all swaps was $2.4 million, and the remaining net savings for all terminated swaps will be recognized over the following periods:

Remainder of 2005	$5.2 million
2006	$6.8 million
2007	$6.6 million
2008	$6.6 million
2009	$5.6 million
Thereafter	$20.8 million

Currently, $340 million of our fixed rate debt is swapped to floating. The floating rate debt is based on both the three and six-month London InterBank Offered Rate (LIBOR), depending upon the swap. At March 31, 2005, we recorded a net liability of $9.3 million to recognize the interest rate swaps at fair value. Long-term debt was reduced by $9.3 million to recognize the change in the fair value of the related hedged liability.

Our Energy Services segment uses basis swaps to hedge the fair value of certain firm transportation commitments. Net gains or losses from the fair value hedges are recorded as cost of sales and fuel. The ineffectiveness related to these hedges was immaterial for the three months ended March 31, 2005 and 2004.

Cash Flow Hedges

Our Energy Services segment uses futures and basis swaps to hedge the cash flows associated with its anticipated purchases and sales of natural gas and cost of fuel used in transportation of gas. Accumulated other comprehensive loss at March 31, 2005, includes net losses of approximately $49.2 million, net of tax, related to these hedges that will be realized within the next 46 months. Over the next 12 months, we will recognize net losses of $51.1 million and we will recognize net gains of $1.9 million thereafter. Our Production segment and our Gathering and Processing segment periodically enter into derivative instruments to hedge the cash flows associated with their exposure to changes in the price of natural gas, natural gas liquids (NGLs) and crude oil. Accumulated other comprehensive loss at March 31, 2005 includes losses of approximately $11.3 million, net of tax, for the production hedges which will be realized in the income statement primarily within the next 12 months. Losses of approximately $4.6 million, net of tax, are included in accumulated other comprehensive loss at March 31, 2005 for the gathering and processing hedges, which will be realized in the income statement within the next nine months.

Our Distribution segment also uses derivative instruments from time to time. Gains or losses associated with these derivative instruments are included in, and recoverable through, the monthly purchased gas adjustment. At March 31, 2005, our Distribution segment did not have any derivative instruments in place to hedge the cost of natural gas purchases.

Net gains and losses are reclassified out of accumulated other comprehensive loss to operating revenues or cost of sales and fuel when the anticipated purchase or sale occurs. Ineffectiveness related to these cash flow hedges was approximately $0.6 million and $1.1 million for the three months ended March 31, 2005 and 2004, respectively. Additionally, losses of approximately $4.6 million were recognized from accumulated other comprehensive loss during the first quarter of 2004 due to the discontinuance of cash flow hedge treatment on certain transactions since it was probable that the forecasted transactions would not occur.

C.	Regulatory Assets

The following table is a summary of regulatory assets, net of amortization, for the periods indicated.

	March 31, 2005	December 31, 2004
	(Thousands of dollars)
Recoupable take-or-pay	$56,954	$58,412
Postretirement costs other than pension	50,766	52,477
Reacquired debt costs	19,562	19,777
Deferred taxes	17,658	18,471
Transition costs	16,086	16,209
Weather normalization	13,048	9,936
Pension costs	12,790	13,125
Ad valorem tax	5,108	5,659
Service lines	376	1,517
Other	6,636	7,964

Regulatory assets, net	$198,984	$203,547

In January 2004, the Oklahoma Corporation Commission (OCC) approved Oklahoma Natural Gas’ request for recovery of costs related to customers’ service lines, pipeline corrosion control, investment in gas in storage and rising levels of fuel-related bad debts. The OCC’s order also authorized Oklahoma Natural Gas to defer homeland security costs. We are amortizing the deferred costs associated with these OCC directives over an 18-month period. At March 31, 2005, we had approximately $0.7 million remaining to be amortized. These deferred costs are included in the captions “Service lines” and “Other” in the regulatory assets table above.

In September 2003, the Kansas Corporation Commission (KCC) issued an order to Kansas Gas Service which included approval to recover $26.4 million of deferred postretirement and postemployment benefit costs over nine years and made the weather normalization adjustment rider, which had been renewed annually, a permanent component of customer rates.

“Weather normalization” represents the revenue over- or under-recovered through this rider. This amount is deferred as a regulatory asset for a 12-month period. Kansas Gas Service then applies an adjustment to the customers’ bills for 12 months to refund the over-collected revenue or bill the under-collected revenue.

The OCC has authorized Oklahoma Natural Gas’ recovery of the take-or-pay settlement, pension and postretirement benefit costs over periods ranging from 10-20 years.

We amortize reacquired debt costs in accordance with the accounting rules prescribed by the OCC and KCC. These costs were included as a component of interest in the most recent rate filing with the OCC and were included in the rate order issued by the KCC.

The $5.1 million “Ad valorem tax” represents an increase in Kansas Gas Service’s taxes above the amount approved in the September 2003 rate order. Kansas law permits a utility to file a tariff to recover additional ad valorem tax expense incurred above the amount currently recovered in the cost of service rate. This excess amount is recoverable through a surcharge, provided the utility reports the change in taxes to the KCC, on an annual basis. Kansas Gas Service filed the tariff and received approval for recovery from the KCC during the third quarter of 2004.

D.	Goodwill

We completed our annual analysis of goodwill for impairment as of January 1, 2005 and there was no impairment indicated.

E.	Comprehensive Income

The table below gives an overview of comprehensive income for the periods indicated.

	Three Months Ended March 31,
	2005		2004
	(Thousands of dollars)
Net income		$107,664		$105,153
Unrealized losses on derivative instruments	$(81,127)		$(22,477)
Unrealized holding losses arising during the period	(606)		(106)
Realized (gains) losses in net income	(11,919)		11,677

Other comprehensive loss before taxes	(93,652)		(10,906)
Income tax benefit on other comprehensive loss	36,212		4,214

Other comprehensive loss		$(57,440)		$(6,692)

Comprehensive income		$50,224		$98,461

Accumulated other comprehensive loss at March 31, 2005 and 2004, primarily includes unrealized gains and losses on derivative instruments and minimum pension liability adjustments.

F.	Capital Stock

Stock Repurchase Plan - During the first quarter of 2005, we repurchased approximately 2.1 million shares of our common stock pursuant to a plan approved by our Board of Directors on January 20, 2005. This plan allows us to purchase up to a total of 7.5 million shares of our common stock on or before January 20, 2007.

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

Dividends - Quarterly dividends paid on our common stock for shareholders of record as of the close of business on January 31, 2005, were $0.25 per share. In April 2005, our Board of Directors announced an increase in the quarterly dividend of our common stock to $0.28 per share payable in the second quarter of 2005.

G.	Employee Benefit Plans

The table below provides the components of net periodic benefit cost (income) for our pension and other postretirement benefit plans.

	Pension Benefits Three Months Ended March 31,		Postretirement Benefits Three Months Ended March 31,
	2005	2004	2005	2004
	(Thousands of Dollars)
Components of Net Periodic Benefit Cost (Income)
Service cost	$4,941	$3,981	$1,765	$1,641
Interest cost	10,758	10,371	3,567	3,607
Expected return on assets	(14,927)	(15,485)	(1,086)	(939)
Amortization of unrecognized net asset at adoption	0	(79)	864	864
Amortization of unrecognized prior service cost	361	166	118	24
Amortization of loss	2,126	578	1,617	1,857

Net periodic benefit cost (income)	$3,259	$(468)	$6,845	$7,054

Contributions - For the three months ended March 31, 2005, $0.1 million and $4.0 million of contributions were made to our pension plan and other postretirement benefit plan, respectively. We presently anticipate our total 2005 contributions to be $1.8 million for the pension plan and $16.1 million for the other postretirement benefit plan.

H.	Commitments and Contingencies

Environmental - We are subject to multiple environmental laws and regulations affecting many aspects of present and future operations, including air emissions, water quality, wastewater discharges, solid wastes and hazardous material and substance management. These laws and regulations generally require us to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals. Failure to comply with these laws, regulations, permits and licenses may expose us to fines, penalties and/or interruptions in our operations that could be material to the results of operations. If an accidental leak or spill of hazardous materials occurs from our lines or facilities in the process of transporting natural gas or NGLs or at any facility that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including investigation and clean up costs, which could materially affect our results of operations and cash flow. In addition, emission controls required under the Federal Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities. We cannot assure that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from customers, could have a material adverse effect on our business, financial condition and results of operations.

We own or retain legal responsibility for the environmental conditions at 12 former manufactured gas sites in Kansas. These sites contain potentially harmful materials that are subject to control or remediation under various environmental laws and regulations. A consent agreement with the Kansas Department of Health and Environment (KDHE) presently governs all remediation work at these sites. The terms of the consent agreement allow us to investigate these sites and set remediation activities based upon the results of the investigations and risk analysis. We have commenced active remediation on six sites and have achieved regulatory closure at two of these locations, while active remediation continues on the remaining four sites. We have completed some analysis of the six other sites upon which no active remediation is being conducted. The site situations are not similar. We have no previous experience with similar remediation efforts, and therefore are unable to fully estimate individual or aggregate costs that may be required to satisfy the remedial obligations.

Our preliminary review of similar cleanup efforts at former manufactured gas sites reveals that costs can range from $100,000 to $10 million per site. These estimates do not give effect to potential insurance recoveries, recoveries through rates or from unaffiliated parties, to which we may be entitled. At this time, we have not recorded any amounts for potential insurance recoveries or recoveries from unaffiliated parties, and we are not recovering any environmental amounts in rates. Total costs to remediate the two sites, which have achieved regulatory closure, were approximately $700,000. Total remedial costs for each of the remaining sites are expected to exceed $500,000 per site, but there is no assurance that costs to investigate and remediate the remaining sites will not be significantly higher. As more information related to the site investigations and remediation activities becomes available, and to the extent such amounts are expected to exceed our current estimates, additional expenses could be recorded. Such amounts could be material to our results of operations and cash flows depending on the remediation done and number of years over which the remediation is completed.

Our expenditures for environmental evaluation and remediation to date have not been significant in relation to the results of operations and there have been no material effects upon earnings during 2005 related to compliance with environmental regulations.

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

In February 2004, a jury awarded the plaintiffs $1.7 million in actual damages in a lawsuit involving property damage alleged to relate to the gas explosions and eruptions. In April 2004, the judge in this case awarded punitive damages in the amount of $5.25 million. We have filed an appeal of the jury verdict and the punitive damage award. Based on information currently available to us, we believe our legal reserves and insurance coverage are adequate and that this matter will not have a material adverse effect on us.

The two class action lawsuits filed against us in connection with the natural gas explosions and eruptions of natural gas geysers that occurred at, and in the vicinity of, our Yaggy facility in January 2001 resulted in jury verdicts in September 2004. The jury awarded the plaintiffs in the residential class $5.0 million in actual damages, and the judge ordered the payment of $2.0 million in attorney fees and $0.6 million in expenses, all of which is covered by insurance. In the other class action relating to business claims, the jury awarded no damages. The jury rejected claims for punitive damages in both cases. We are reviewing our options for appealing the verdict rendered in the residential claimants’ class action along with the attorney fee and expense award.

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

In addition to the adversary proceeding, Enron Corp. and ENA have filed an objection to portions of the guaranty claim and to portions of the underlying claim against ENA, creating a new contested matter in the Enron Corp. and ENA bankruptcy cases which involve different legal and factual issues than those raised in the adversary proceeding. Enron Corp. and ENA allege in this matter that the guaranty claim and underlying claim against ENA are overstated. The filing of this matter may trigger additional obligations for us to repurchase some of the claims previously sold. Based on the information currently available to us, we do not expect this matter to have a material adverse effect on us.

Other - We are a party to other litigation matters and claims, which are normal in the course of our operations. While the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position, or liquidity.

I.	Segments

Our business segments and the accounting policies of our business segments are the same as those described in the Footnote N and the Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2004. Intersegment gross sales are recorded on the same basis as sales to unaffiliated customers. Corporate overhead costs relating to a reportable segment have been allocated for the purpose of calculating operating income. Our equity method investments do not represent operating segments. We have no single external customer from which we received ten percent or more of our consolidated gross revenues for the periods covered by this report.

As discussed in Note B, at the beginning of the third quarter of 2004, we completed a reorganization of our Energy Services segment and separated the management and operations of our physical marketing, retail marketing and trading activities. We began accounting separately for the different types of revenue earned from these activities, with certain revenues accounted for on a gross rather than a net basis.

The following tables set forth certain selected financial information for our operating segments for the periods indicated.

	Regulated		Non-Regulated
Three Months Ended March 31, 2005	Transportation and Storage	Distribution	Energy Services	Gathering and Processing	Production	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$10,850	$778,130	$1,553,911	$372,600	$27,282	$898	$2,743,671
Energy trading revenues, net	—	—	9,192	—	—	—	9,192
Intersegment sales	29,535	—	205,908	149,770	986	(386,199)	—

Total Revenues	$40,385	$778,130	$1,769,011	$522,370	$28,268	$(385,301)	$2,752,863

Net margin	$30,100	$201,220	$62,095	$78,388	$28,268	$(506)	$399,565
Operating costs	11,569	90,628	8,375	32,231	7,345	(1,670)	148,478
Depreciation, depletion and amortization	4,376	29,989	1,407	8,338	7,274	112	51,496

Operating income	$14,155	$80,603	$52,313	$37,819	$13,649	$1,052	$199,591

Income from equity investments	$299	$—	$—	$—	$—	$2,516	$2,815
Total assets	$569,250	$2,726,264	$1,538,170	$1,327,513	$404,760	$283,962	$6,849,919
Capital expenditures	$1,727	$27,686	$27	$9,393	$17,561	$1,918	$58,312

	Regulated		Non-Regulated
Three Months Ended March 31, 2004	Transportation and Storage	Distribution	Energy Services	Gathering and Processing	Production	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$13,929	$781,996	$35,284	$310,750	$25,561	$(212,209)	$955,311
Energy trading revenues, net	—	—	75,264	—	—	—	75,264
Intersegment sales (a)	24,498	—	—	140,659	826	(165,983)	—

Total Revenues	$38,427	$781,996	$110,548	$451,409	$26,387	$(378,192)	$1,030,575

Net margin	$30,465	$203,014	$75,334	$59,426	$26,387	$(1,868)	$392,758
Operating costs	12,749	91,071	10,553	30,964	8,024	(2,451)	150,910
Depreciation, depletion and amortization	4,264	26,219	1,391	8,013	6,501	352	46,740

Operating income	$13,452	$85,724	$63,390	$20,449	$11,862	$231	$195,108

Income from equity investments	$324	$—	$—	$—	$—	$—	$324
Total assets	$882,248	$2,600,989	$1,240,305	$1,283,915	$367,148	$(510,974)	$5,863,631
Capital expenditures	$2,044	$25,872	$110	$4,077	$8,472	$8,327	$48,902

(a) - Intersegment sales for Energy Services were $213.1 million for the three months ended March 31, 2004. These are included in energy trading revenues, net above.

J.	Supplemental Cash Flow Information

The following table sets forth supplemental information with respect to our cash flow for the periods indicated.

	Three Months Ended March 31,
	2005	2004
	(Thousands of dollars)
Cash paid (received) during the period
Interest including amounts capitalized	$61,789	$(53,685)
Income taxes	$24,930	$56,303

Cash paid (received) for interest includes swap terminations and ineffectiveness of $20.2 million and $(82.9) million for the three months ended March 31, 2005 and 2004, respectively.

K.	Earnings Per Share Information

We compute earnings per common share (EPS) as described in Note R of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004.

The following tables set forth the computations of the basic and diluted EPS for the periods indicated.

	Three Months Ended March 31, 2005
	Income	Shares	Per Share Amount
(Thousands, except per share amounts)
Basic EPS
Income available for common stock	$107,664	103,666	$1.04
Diluted EPS
Effect of other dilutive securities:
Mandatory convertible units	—	6,297
Options and other dilutive securities	—	1,038

Income available for common stock and common stock equivalents	$107,664	111,001	$0.97

	Three Months Ended March 31, 2004
	Income	Shares	Per Share Amount
(Thousands, except per share amounts)
Basic EPS
Income available for common stock	$105,153	99,116	$1.06
Diluted EPS
Effect of other dilutive securities:
Mandatory convertible units	—	1,677
Options and other dilutive securities	—	505

Income available for common stock and common stock equivalents	$105,153	101,298	$1.04

There were 11,022 and 23,892 option shares excluded from the calculation of diluted EPS for the three months ended March 31, 2005 and 2004, respectively, since their inclusion would be antidilutive for each period.

L.	Debt Covenant Compliance

In September 2004, we entered into a $1.0 billion five-year credit agreement. The principal amount of the credit facility may be increased by $200 million if requested by us and the corresponding incremental commitments are received from new or existing lenders. The interest rate is a floating rate based at our election on either (i) the higher of prime or one-half of one percent above the Federal Funds Overnight Rate, which is the rate that banks charge each other for the overnight borrowing of funds, or (ii) the Eurodollar rate plus a set number of basis points based on our current long-term unsecured debt ratings by Moody’s Investors Service and Standard and Poor’s. The credit agreement contains customary affirmative and negative covenants, including covenants relating to liens, investments, fundamental changes in our business, changes in the nature of our business, transactions with affiliates, the use of proceeds, a limit on our debt to capital ratio, a limit on investments in master limited partnerships and a covenant that prevents us from restricting our subsidiaries’ ability to pay dividends to ONEOK, Inc. At March 31, 2005, we had no amounts outstanding under this credit agreement.

Other debt agreements to which we are a party contain negative covenants that relate to liens and sale/leaseback transactions. At March 31, 2005, we are in compliance with all covenants.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary - We started off our 2005 year with net income of $107.7 million for the first quarter compared to $105.2 million for the same quarter in 2004. Commodity prices have had a favorable impact, particularly in our Gathering and Processing segment. Higher prices also benefited our Production segment.

The impact of increased shares and dilutive securities outstanding resulted in lower earnings per share of common stock for the quarter compared to the same quarter in 2004. While increased net income added two cents to earnings per diluted share of common stock, the increased number of shares and dilutive securities resulted in dilution of nine cents, six cents of which was due to the mandatory convertible equity units. Diluted earnings per share of common stock was $0.97 for this quarter compared to $1.04 for the same quarter in 2004. Under our stock repurchase program approved in January 2005, we repurchased 2.1 million shares of our common stock during the first quarter of 2005. The plan allows us to repurchase up to 7.5 million shares on or before January 2007.

In January 2005, we filed a rate case in Oklahoma seeking $99.4 million in annual rate relief, or $60.9 million after taxes. By statute, the OCC has 180 days to issue a final order. This would allow us to put the new rates, if approved, into effect prior to the 2005/2006 heating season. The amount requested includes $10.7 million of interim rate relief granted in January 2004.

We have confirmed our previously released guidance of $2.22 to $2.28 for the 2005 year. This guidance does not include earnings from financial trading operations for the remainder of 2005.

We have completed a full quarter since our acquisition of Northern Plains Natural Gas Company (Northern Plains), which owns 82.5 percent of the general partner interest in Northern Border Partners, one of the largest publicly-traded master limited partnerships. This acquisition added $2.5 million to income before taxes for the quarter, which is recorded in other income in the Other segment. We expect this acquisition to serve as a new growth vehicle for us.

On April 21, 2005, our Board of Directors increased our quarterly dividend to $0.28 per share, a 12 percent increase over the $0.25 dividend paid the previous quarter. This is a result of continued evaluation of our dividend payout in relation to both our financial performance and our peer companies.

Regulatory - Several regulatory initiatives positively impacted the earnings and future earnings potential for our Distribution segment. These initiatives are discussed beginning on page 31.

Impact of New Accounting Standards - In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (Statement 123R). Statement 123R requires companies to expense the fair value of share-based payments. In addition, there are also changes related to the expense calculation for share-based payments. Effective January 1, 2006, we will adopt Statement 123R, and we expect to use the prospective method. We are currently assessing the impact of adopting Statement 123R, but we do not believe it will have a material impact on our financial condition and results of operations, as we have been expensing share-based payments since our adoption of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” on January 1, 2003.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), that requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We are currently reviewing the applicability of FIN 47 to our operations and its potential impact on our consolidated financial statements.

The Emerging Issues Task Force (EITF) is currently deliberating EITF Issue No. 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (EITF 04-5). Since the changes proposed in EITF 04-5 would result in different guidance in accounting for general partners that are in different industries, the FASB staff is planning to amend SOP 78-9, Accounting for Investments in Real Estate Ventures to be consistent with EITF 04-5. SOP 78-9-a, “Interaction of AICPA Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and EITF Issue No. 04-5, ‘Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights’” (SOP 78-9-a) will have the presumption that a general partner controls a limited partnership and therefore should consolidate the partnership. This presumption can be overcome if the limited partners have kick-out or substantive participating rights. As a result of this new guidance, we could be required to consolidate Northern Border Partners; however we will begin to evaluate the impact and transition method if or when SOP 78-9-a and EITF 04-5 are finalized. The anticipated effective date of SOP 78-9-a and EITF 04-5 is January 1, 2006.

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

Under Statement 133, entities are required to record derivative instruments at fair value. The fair value of derivative instruments is determined by commodity exchange prices, over-the-counter quotes, volatility, time value, counterparty credit and the potential impact on market prices of liquidating positions in an orderly manner over a reasonable period of time under current market conditions. Refer to the table on page 38 for amounts in our portfolio at March 31, 2005 that were determined by prices actively quoted, prices provided by other external sources, and prices derived from other sources. The majority of our portfolio’s fair value is based on actual market prices. Transactions are also executed in markets for which market prices may exist but the market may be relatively inactive, thereby resulting in limited price transparency that requires management’s subjectivity in estimating fair values.

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

To minimize the risk of fluctuations in natural gas, natural gas liquids (NGLs) and crude oil prices, we periodically enter into futures transactions and swaps in order to hedge anticipated sales and purchases of natural gas and crude oil production, fuel requirements and NGL inventories. Interest rate swaps are also used to manage interest rate risk. Under certain conditions, we designate these derivative instruments as a hedge of exposure to changes in fair value or cash flows. For hedges of exposure to changes in fair value, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item attributable to the risk being hedged. For hedges of exposure to changes in cash flow, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income and is subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffectiveness of designated hedges is reported in earnings.

Many of our purchase and sale agreements that otherwise would be required to follow derivative accounting qualify as normal purchases and normal sales under Statement 133 and are therefore exempt from fair value accounting treatment. Energy-related contracts that are not derivatives pursuant to Statement 133 are accounted for on an accrual basis as executory contracts.

Impairment of Goodwill and Long-Lived Assets—We assess our goodwill for impairment at least annually based on Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (Statement 142). An initial assessment is made by comparing the fair value of each reporting unit with goodwill, as determined in accordance with Statement 142, to the book value of the reporting unit. If the fair value is less than the book value, an impairment is indicated and we must perform a second test to measure the amount of the impairment. In the second test, we calculate the implied fair value of the goodwill by deducting the fair value of all tangible and intangible net assets of the operations with goodwill from the fair value determined in step one of the assessment. If the carrying value of the goodwill exceeds this calculated implied fair value of the goodwill, we will record an impairment charge. We completed our annual analysis of goodwill for impairment as of January 1, 2005 and there was no impairment indicated. At March 31, 2005, we had $225.2 million of goodwill recorded on our balance sheet.

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

We do not currently anticipate any goodwill or asset impairments to occur within the next year, but if such events were to occur over the long-term, the impact could be significant to our financial condition and results of operations.

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

During 2004, we recorded net periodic benefit costs of $0.9 million related to our defined benefit pension plan and $25.0 million related to postretirement benefits. We estimate that in 2005 we will record net periodic benefit costs of $13.0 million related to our defined benefit pension plan and $27.4 million related to postretirement benefits. These increases primarily reflect our acquisition of Northern Plains, amendments in benefits payable under our gas union contracts and a change in our assumed discount rate. We will be reimbursed for approximately $2.5 million of this increase by Northern Border Partners for defined benefit pension plan expenses that we incur for them. In determining our estimated expenses for 2005, our actuarial consultant assumed an 8.75 percent expected return on plan assets and a discount rate of 6.0 percent. A decrease in our expected return on plan assets to 8.5 percent would increase our 2005 estimated net periodic benefit costs by approximately $1.5 million for our defined benefit pension plan and would not have a significant impact on our postretirement benefit plan. An increase in our assumed discount rate to 6.5 percent would decrease our 2005 estimated net periodic benefit costs by approximately $4.5 million for our defined benefit pension plan and $1.9 million for our postretirement benefit plan.

See Note G of Notes to Consolidated Financial Statements in this Form 10-Q.

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal exposures and environmental exposures. We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be reasonably estimated in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” We base our estimates on currently available facts and our estimates of the ultimate outcome or resolution. Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings.

For further discussion of our accounting policies, see Note A of Notes to the Consolidated Financial Statements in this Form 10-Q.

Consolidated Operations

The following table sets forth certain selected consolidated financial information for the periods indicated.

	Three Months Ended March 31,
Financial Results	2005	2004
	(Thousands of dollars)
Operating revenues, excluding energy trading revenues	$2,743,671	$955,311
Energy trading revenues, net	9,192	75,264
Cost of sales and fuel	2,353,298	637,817

Net margin	399,565	392,758
Operating costs	148,478	150,910
Depreciation, depletion and amortization	51,496	46,740

Operating income	$199,591	$195,108

Other income	$5,314	$7,814
Other expense	$804	$7,590

Operating Results - Changes in commodity prices can have a significant impact on our earnings, particularly in our Gathering and Processing segment and Production segment. Net margin increased for the three months ended March 31, 2005 compared to the same period in 2004 primarily due to:

•	a favorable pricing environment for natural gas processing,

•	improved margins resulting from our strategy of renegotiating less profitable gas purchase, gathering and processing contracts, and

•	the impact of higher prices on our Production segment.

These increases were partially offset by:

•	the impact of reduced volatility in natural gas prices on our Energy Services segment’s results and

•	reduced customer usage in our Distribution segment as a result of warmer weather.

For an explanation of Energy trading revenues, net, see the discussion of our Energy Services segment beginning on page 32.

Consolidated operating costs increased primarily due to increased labor and employee benefit costs.

Depreciation, depletion and amortization increased primarily due to:

•	regulatory asset amortization resulting from the Kansas rate case and

•	depreciation related to additional plant and equipment in our Distribution segment.

The following tables show the components of other income and other expense for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
	(Thousands of dollars)
Equity income	$2,815	$324
Unrealized gain on investment	1,682	—
Interest income	430	231
Gains on sale of property	57	6,964
Other	330	295

Other Income	$5,314	$7,814

	Three Months Ended March 31,
	2005	2004
	(Thousands of dollars)
Donations, civic, and governmental	$565	$588
Litigation expense and claims, net	133	6,995
Other	106	7

Other Expense	$804	$7,590

In the first quarter of 2004, we were required to repurchase a portion of the Enron claims we sold in 2002, resulting in an expense related to the decrease in value of the claims. Additionally, in the first quarter of 2004, we accrued amounts related to various other litigation. These amounts are included in litigation expense and claims, net.

More information regarding our results of operations is provided in the discussion of operating results for each of our segments.

Production

Overview - Our Production segment owns, develops and produces natural gas and oil reserves in Oklahoma and Texas. We focus on developmental drilling activities rather than exploratory drilling.

As a result of our strategy to grow through acquisitions and developmental drilling, the number of wells we operate increases as we grow our producing reserves. We typically serve as operator on wells where we have significant ownership interest. In our role as operator, we control operating decisions that impact production volumes and lifting costs, which are the costs incurred to extract natural gas and oil. We continually focus on reducing finding costs, which is the cost per Mcfe of adding proved reserves through drilling, and minimizing production costs.

Development Activities - For the three months ended March 31, 2005, we had the following results:

•	participated in drilling 58 wells, 26 of which were still drilling at the end of the period

•	participated in completing 25 gas wells and six oil wells

•	participated in one dry hole

For the three months ended March 31, 2004, we had the following results:

•	participated in drilling 45 wells, 34 of which were still drilling at the end of the period

•	participated in completing 11 gas wells

•	participated in no dry holes

Selected Financial and Operating Information - The following tables set forth certain financial and operating information for our Production segment for the periods indicated.

	Three Months Ended March 31,
Financial Results	2005	2004
	(Thousands of dollars)
Natural gas sales	$22,847	$22,766
Oil sales	4,233	2,556
Other revenues	1,188	1,065

Net revenues	28,268	26,387
Operating costs	7,345	8,024
Depreciation, depletion and amortization	7,274	6,501

Operating income	$13,649	$11,862

Other income (expense), net	$(6)	$(26)

	Three Months Ended March 31,
Operating Information	2005	2004
Proved reserves (a)
Gas (MMcf)	202,854	216,808
Oil (MBbls)	4,228	4,138
Production
Gas (MMcf)	4,044	4,243
Oil (MBbls)	95	86
Average realized price (b)
Gas ($/Mcf)	$5.65	$5.36
Oil ($/Bbl)	$44.66	$29.60
Capital expenditures (Thousands of dollars)	$17,561	$8,472

(a)	Proved reserves include proved undeveloped reserves which are attributed to locations directly offsetting (adjacent to) existing production.

(b)	Average realized price reflects the impact of hedging activities.

Operating Results - Net revenues increased for the three months ended March 31, 2005 compared to the same period in 2004 due to:

•	increased revenues of $2.6 million resulting from higher realized net wellhead natural gas and oil prices, which was partially offset by

•	decreased revenues of $1.1 million related to a decline in natural gas production volumes from 47 MMcf/d in 2004 to 45 MMcf/d in 2005.

Operating costs decreased, primarily due to a $1.1 million decrease in overhead costs, mainly attributable to the 2004 transition costs from our Texas property acquisition.

Capital Expenditures - Capital expenditures primarily relate to our developmental drilling program. Production from existing wells naturally declines over time and additional drilling on existing wells is necessary to maintain or enhance production from existing reserves.

Risk Management - The volatility of energy prices has a significant impact on the profitability of this segment. We utilize derivative instruments in order to hedge anticipated sales of natural gas and oil production. The realized financial impact of the derivative transactions is included in net margin.

The following tables set forth our remaining 2005 and 2006 hedging information for our Production segment. For 2006 we have entered into NYMEX-based costless collars to secure a range of prices for a portion of our expected natural gas and oil production.

Nine Months Ending December 31, 2005
Product	Volumes Hedged	Basis - Adjusted Average Price
Natural gas
Texas	18,350 Mcf/d	$5.89/Mcf
Oklahoma	9,500 Mcf/d	$6.41/Mcf
Oil	15,000 Bbls/month	$39.75/Bbl

Year Ending December 31, 2006
Product	Volumes Hedged	Price
Natural gas
Texas (a)	8,250 Mcf/d	$6.46-10.66/Mcf
Oklahoma (a)	5,710 Mcf/d	$5.95-10.00/Mcf
Oil (a)	9,000 Bbls/month	$50.35-60.00/Bbl

(a) - Hedged with NYMEX-based costless collars.

See Item 3, Quantitative and Qualitative Disclosures About Market Risk and Note B of the Notes to Consolidated Financial Statements in this Form 10-Q.

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

We generally gather and process gas under three types of contracts. Characteristics of the contract types are as follows.

•	Keep Whole - Under a keep whole contract, we extract NGLs and return to the producer volumes of merchantable natural gas containing the same amount of Btus as the raw natural gas that the producer delivered to us. We retain and sell the NGLs extracted from the producer’s gas as our fee for processing. Accordingly, we must purchase and return to the producer sufficient volumes of merchantable natural gas to replace the Btus that were removed as NGLs through the gathering and processing operation, commonly referred to as “shrink.” By using this contract type, the producer is kept whole on a Btu basis. This type of contract exposes us to the keep whole spread or gross processing spread, which is the relative difference in the economic value between NGLs and natural gas on a Btu basis. We typically bear the full cost of the plant fuel consumed in processing under these contracts. The main factors that affect our keep whole margins include:

•	shrink,

•	plant fuel consumed,

•	transportation and fractionation costs incurred on the NGLs,

•	gross processing spread,

•	mid-continent natural gas prices, and

•	crude oil prices.

•	Percent of Proceeds (POP) - Under a POP contract, we retain a percentage of the NGLs and/or a percentage of the natural gas as payment for gathering, compressing and processing the producer’s raw natural gas. The producer may take its share of the NGLs and natural gas in kind or receive its share of proceeds from our sale of the commodities. We also have POP contracts that have an associated fee contract for providing services such as gathering, dehydration, compression and treating. The POP contract exposes us to both natural gas and NGL commodity price risk, but economically aligns us with the producer because we both benefit from higher commodity prices. There are a variety of factors that directly affect our POP margins, including:

•	the percentages of products retained that represent our equity NGL, condensate and natural gas sales volumes,

•	transportation and fractionation rates incurred on the NGLs, and

•	the mid-continent natural gas price, crude price and the daily average OPIS price received for our equity products retained.

Additionally, we purchase natural gas at the wellhead under index-based purchase agreements that can be used to supply plant fuel and shrink, with the excess being sold monthly at index-based prices.

•	Fee - Under a fee contract, we are paid a fee for the services provided such as Btus gathered, compressed, treated and/or processed. The wellhead volume and fees received for the services provided are the main components of the margin for this type of contract. The producer may take its NGLs and natural gas in kind or receive its proceeds from our sale of the commodities. This type of contract exposes us to minimal commodity price risk.

We have been successful in amending contracts covering approximately 27 percent of the volumes associated with our keep whole contracts to allow us to charge conditioning fees for processing when the keep whole spread is negative. This helps mitigate the impact of an unfavorable keep whole spread by effectively converting a keep whole contract to a fee contract during periods of negative keep whole spread. Our effort to add this conditioning language began in 2002 and remains a strategy that we continue to execute today. We are also continuing our strategy of renegotiating any under-performing gas purchase and gathering contracts.

Additionally, we adjust plant operations to take advantage of market conditions. By changing the temperatures and pressures at which the gas is processed, we can produce more of the specific commodities that have the most favorable prices or price spread. These strategies are used to improve the net margin generated by this segment.

We are impacted by producer drilling activity, which is sensitive to geological success as well as availability of capital and commodity prices. We are exposed to volume risk from both a competitive and a production standpoint. We continue to see declines in certain fields that supply our gathering and processing operations and the possibility exists that declines may surpass development from new drilling. The factors that typically affect our ability to compete are:

•	the fees charged under the contract,

•	pressures maintained on the gathering systems,

•	location of the gathering systems relative to our competitors,

•	efficiency and reliability of operations, and

•	the delivery capabilities for produced products that exist at each plant location.

We sell our NGL production and also purchase NGLs from third parties for resale to a diverse base of customers. We have 89 MBbls/d of mid-continent NGL fractionation capacity. We own and operate two NGL storage facilities in Kansas, with a combined storage capacity of 16 MMBbls, which provide both long- and short-term storage services. The storage facilities have truck and rail loading facilities and have direct pipeline interconnects with the key NGL pipelines, NGL storage facilities and refiners in the mid-continent region. The results of our storage operations are impacted by:

•	NGL supply and demand requirements of regional refineries,

•	NGL production in the mid-continent, Rockies and Canada,

•	Midwest demand for propane,

•	the petrochemical industry’s level of capacity utilization and their specific feedstock requirements,

•	efficiency and reliability of operations, and

•	the delivery capabilities for produced products that exist at each location.

The main factors that affect our NGL margins are:

•	fees charged for storage,

•	transportation and fractionation costs, and

•	fees for marketing services.

Selected Financial and Operating Information - The following tables set forth certain selected financial and operating information for our Gathering and Processing segment for the periods indicated.

	Three Months Ended March 31,
Financial Results	2005	2004
	(Thousands of dollars)
Natural gas liquids and condensate sales	$312,030	$274,551
Gas sales	181,800	154,266
Gathering, compression, dehydration and processing fees and other revenues	28,540	22,592
Cost of sales and fuel	443,982	391,983

Net margin	78,388	59,426
Operating costs	32,231	30,964
Depreciation, depletion and amortization	8,338	8,013

Operating income	$37,819	$20,449

Other income (expense), net	$(120)	$(5)

	Three Months Ended March 31,
Operating Information	2005	2004
Total gas gathered (MMMBtu/d)	1,110	1,106
Total gas processed (MMMBtu/d)	1,097	1,164
Natural gas liquids sales (MBbls/d)	98	111
Natural gas liquids produced (MBbls/d)	61	61
Gas sales (MMMBtu/d)	340	312
Capital expenditures (Thousands of dollars)	$9,393	$4,077
Conway OPIS composite NGL price ($/gal) (based on our NGL product mix)	$0.75	$0.62
Average NYMEX crude oil price ($/Bbl)	$47.90	$34.40
Average realized condensate price ($/Bbl)	$46.19	$32.10
Average natural gas price ($/MMBtu) (mid-continent region)	$5.71	$5.22
Gross processing spread ($/MMBtu)	$2.86	$1.70

Operating Results - The increase in net margin for the three months ended March 31, 2005 compared to the same period for 2004 is primarily due to:

•	an increase of $8.3 million due to favorable commodity pricing for natural gas and NGL products on our POP contracts,

•	an increase of $5.6 million attributable to our keep whole contracts due primarily to an increase in our gross processing spread, and

•	an increase of $2.6 million related to the addition of certain NGL storage and transportation agreements associated with our NGL storage and pipeline assets located in Conway, Kansas.

The gross processing spread for the first quarter of 2005, which is the relative difference in economic value between NGLs and natural gas on a Btu basis, was considerably higher than the previous five-year average of $1.78. Based on current market conditions, the gross processing spread for the remainder of 2005 is above the previous five-year average. Improved contractual terms for gas gathering and processing resulting from our continued efforts to renegotiate unprofitable gas purchase and gathering contracts continues to positively impact net margin.

Gas sales revenues and volumes increased as a result of the monthly election of certain producers that allows them to convert their contracts from keep whole to either fee or POP, thereby reducing our fuel and shrink make-up requirements and increasing our residue gas available for sale. Additionally, NGL sales decreased due to the termination of several marginal third party purchase contracts.

Higher employee benefits costs contributed to the operating costs increase.

Risk Management - We use derivative instruments to minimize the risks associated with price volatility. For 2005, we are using a variety of instruments, including physical forward sales, New York Mercantile Exchange (NYMEX) futures, and over-the-counter natural gas basis swaps, to hedge the cash flows for the purchases and sales of natural gas, sales of condensate and sales of NGLs produced by our operations. We use physical forward sales and derivative instruments to secure a certain price for our POP natural gas, condensate and NGL products. The keep whole spread is hedged with a combination of derivative instruments for the purchase of natural gas and derivative instruments and physical forward sales for NGLs. For 2006, we have entered into NYMEX-based costless collars to secure a range of prices for our POP natural gas and condensate products. The realized financial impact of the derivative transactions is included in our operating income in the period that the physical transaction occurs.

The following table sets forth our remaining 2005 and 2006 hedging information for our Gathering and Processing segment.

Nine Months Ending December 31, 2005
Product	Volumes Hedged	Average Price
Percent of Proceeds:
Condensate (a)	405 MBbls	$43.71/Bbl
NGL (b)	450 MBbls	$0.74/gal
Natural gas (c)	4.8 Bcf	$6.01/MMBtu
Keep Whole:
Gross processing spread (d)	7,186 MMMBtu	$3.02/MMBtu

(a) - Hedged with NYMEX-based swaps.

(b) - Hedged with forward sales and swaps.

(c) - Hedged with NYMEX futures and basis swaps.

(d) - Hedged with NYMEX futures, basis swaps and NGL forward sales.

Year Ending December 31, 2006
Product	Volumes Hedged	Price
Percent of Proceeds:
Condensate (a)	300 MBbls	$52.00-60.00/Bbl
Natural gas (a)	1.9 Bcf	$6.15-11.00/MMBtu

(a) - Hedged with NYMEX-based costless collars.

We continue to evaluate market conditions to take advantage of favorable pricing opportunities for our company-owned production associated with the POP contracts, as well as our keep whole quantities.

See Item 3, Quantitative and Qualitative Disclosures About Market Risk and Note B of the Notes to Consolidated Financial Statements in this Form 10-Q.

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

We operate approximately 5,600 miles of gathering and intrastate transmission pipelines in Oklahoma, Kansas and Texas where we are regulated by the Oklahoma Corporation Commission (OCC), Kansas Corporation Commission (KCC), and Texas Railroad Commission (RRC), respectively. We have a peak transportation capacity of 2.9 Bcf/d. The majority of our revenues are derived from services provided to affiliates. We primarily serve LDCs, large industrial companies, irrigation, power generation facilities and marketing companies. We compete directly with other interstate and intrastate pipelines and storage facilities. Competition for transportation services continues to increase as the Federal Energy Regulatory Commission (FERC) and state regulatory bodies continue to encourage more competition in the natural gas markets. Factors that affect competition are location, natural gas prices, fees for services and quality of service provided.

Our business is affected by the economy, natural gas price volatility and weather. The strength of the economy has a direct relationship on manufacturing and industrial companies and their resulting demand for natural gas. Volatility in the natural gas market also impacts our customers’ decisions relating to injection and withdrawal of natural gas in storage. Transportation throughput fluctuates due to rainfall that impacts irrigation demand, hot temperatures that affect power generation demand and cold temperatures that affect heating demand.

Selected Financial and Operating Information - The following tables set forth certain selected financial and operating information for the Transportation and Storage segment for the periods indicated.

	Three Months Ended March 31,
Financial Results	2005	2004
	(Thousands of dollars)
Transportation and gathering revenues	$28,369	$26,116
Storage revenues	10,593	10,848
Gas sales and other revenues	1,423	1,463
Cost of sales and fuel	10,285	7,962

Net margin	30,100	30,465
Operating costs	11,569	12,749
Depreciation, depletion and amortization	4,376	4,264

Operating income	$14,155	$13,452

Other income (expense), net	$286	$1,912

	Three Months Ended March 31,
Operating Information	2005	2004
Volumes transported (MMcf)	131,330	128,935
Capital expenditures (Thousands of dollars)	$1,727	$2,044
Average natural gas price ($/MMBtu) (mid-continent region)	$5.71	$5.22

Operating results - Net margin decreased slightly for the three months ended March 31, 2005 compared to the same period in 2004 primarily due to $0.5 million of reduced storage revenue related to intra-month business. This decrease was partially offset by higher volumes transported.

Operating costs decreased primarily due to:

•	a decrease of $1.8 million in legal costs related to settled litigation, which was offset by

•	an increase of $0.6 million related to higher employee and pipeline integrity costs in 2005.

The decrease in other income (expense), net, is due to the $6.9 million gain on the sale of the Texas assets, which was partially offset by unrelated litigation costs.

Distribution

Overview - Our Distribution segment provides natural gas distribution services to approximately 2 million customers in Oklahoma, Kansas and Texas through Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, respectively. We serve residential, commercial, industrial and transportation customers in all three states. In Oklahoma and Kansas, we also serve wholesale customers and in Texas, we also serve public authority customers. We provide gas service to approximately 86 percent, 71 percent and 14 percent of the distribution markets of Oklahoma, Kansas and Texas, respectively. Oklahoma Natural Gas and Kansas Gas Service are subject to regulatory oversight by the OCC and KCC, respectively. Texas Gas Service is subject to regulatory oversight by the various municipalities that it serves, which have primary jurisdiction in their respective areas. Texas Gas Service’s rates in areas adjacent to the various municipalities and appellate matters are subject to regulatory oversight by the RRC. This segment also includes an interstate gas transportation company, OkTex Pipeline, which is regulated by the FERC.

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

	Three Months Ended March 31,
Financial Results	2005	2004
	(Thousands of dollars)
Gas sales	$742,305	$748,726
Cost of sales and fuel	576,910	578,982

Gross margin	165,395	169,744
Transportation revenues	28,372	25,262
Other revenues	7,453	8,008

Net margin	201,220	203,014
Operating costs	90,628	91,071
Depreciation, depletion and amortization	29,989	26,219

Operating income	$80,603	$85,724

Other income (expense), net	$(193)	$(82)

Operating Results - Net margin decreased by $6.8 million for the three months ended March 31, 2005 compared to the same period in 2004 primarily due to reduced customer usage as a result of warmer weather. This decrease was partially offset by the following increases in net margin:

•	$3.0 million due to the implementation of new rate schedules in Oklahoma and

•	$2.3 million due to the ad valorem tax recovery rider in Kansas.

A decrease in operating costs resulted from reduced bad debt expense of $2.6 million, offset by increased labor and employee benefit costs of $2.8 million.

Depreciation, depletion and amortization increased primarily due to:

•	$2.3 million in amortization related to the ad valorem tax recovery rider in Kansas and

•	$1.5 million in depreciation for additional plant and equipment.

Selected Operating Data - The following table sets forth certain operating information for our Distribution segment for the periods indicated.

	Three Months Ended March 31,
Operating Information	2005	2004
Average number of customers	2,043,466	2,021,496
Customers per employee	688	663
Capital expenditures (Thousands of dollars)	$27,686	$25,872

	Three Months Ended March 31,
Volumes (MMcf)	2005	2004
Gas sales
Residential	58,545	66,304
Commercial	18,078	22,018
Industrial	782	1,021
Wholesale	6,872	4,612
Public Authority	965	1,262

Total volumes sold	85,242	95,217
Transportation	69,172	65,653

Total volumes delivered	154,414	160,870

	Three Months Ended March 31,
Margin	2005	2004
	(Thousands of dollars)
Gas sales
Residential	$124,520	$126,429
Commercial	37,100	39,868
Industrial	1,207	1,421
Wholesale	1,580	874
Public Authority	988	1,152

Gross margin	165,395	169,744
Transportation	28,372	25,262

Total margin	$193,767	$195,006

Residential and commercial volumes decreased due to:

•	warmer weather, and

•	commercial customers migrating to new transportation rates as a result of lower minimum transport thresholds in Oklahoma.

Wholesale sales, also known as “as available” gas sales, represent gas volumes available under contracts that exceed the needs of our residential, commercial and industrial customer base and are available for sale to other parties. Wholesale volumes increased as fewer volumes were required to meet the needs of residential, commercial, and industrial customers.

Public authority volumes reflect volumes used by state agencies and school districts serviced by Texas Gas Service.

Transportation volumes increased primarily due to Oklahoma Natural Gas’ commercial and industrial customers migrating to new transportation rates and a marketing effort to add small usage transport customers.

Capital Expenditures - Our capital expenditure program includes expenditures for extending service to new areas, modifying customer service lines, increasing system capabilities, general replacements and improvements. It is our practice to maintain and periodically upgrade facilities to assure safe, reliable, and efficient operations. Our capital expenditure program included $9.4 million and $8.8 million for new business development for the three months ended March 31, 2005 and 2004, respectively.

Regulatory Initiatives

Oklahoma - On January 28, 2005, Oklahoma Natural Gas filed a rate case with the OCC requesting annual rate relief of approximately $99.4 million, of which $38.5 million would be paid in additional income taxes. This amount includes $10.7 million of the interim rate relief granted in January 2004 and discussed below. The OCC has 180 days to issue a final order on the rate case. If approved, the new rates will take effect prior to the 2005/2006 heating season.

On January 30, 2004, the OCC issued an order allowing Oklahoma Natural Gas annual rate relief of $17.7 million in order to recover expenses related to its investment in service lines and cathodic protection, an increased level of uncollectible revenues, and a return on Oklahoma Natural Gas’ service lines and gas in storage investment. The OCC’s order also approved a modified distribution main extension policy and authorized Oklahoma Natural Gas to defer homeland security costs. The order authorized the new rates to be in effect for a maximum of 18 months and categorizes $10.7 million of the annual additional revenues as interim and subject to refund until a final determination at Oklahoma Natural Gas’ next general rate case, which was filed on January 28, 2005. We believe any refund obligation is remote and, accordingly, have not recorded a reserve. Approximately $7.0 million annually is considered final and not subject to refund.

Texas - On November 12, 2003, Texas Gas Service filed an appeal with the RRC based on the denial of proposed rate relief by the cities of Port Neches, Nederland and Groves, Texas. In July 2004, the RRC approved approximately $0.9 million in annual revenue relief. On October 7, 2004, Texas Gas Service filed a petition in the District Court of Travis County, Texas seeking judicial review of certain aspects of the ratemaking decisions contained in the RRC’s final order. We expect resolution in 2006.

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

Energy Services

Overview - Our Energy Services segment primarily purchases, stores, transports and markets natural gas in the retail and wholesale sector throughout most of the United States. We have a large leased storage and pipeline capacity position, primarily in the mid-continent region of the United States, with total transportation capacity of 2.0 Bcf/d. With total storage capacity of 87 Bcf, maximum withdrawal capability of 2.3 Bcf/d and maximum injection capability of 1.5 Bcf/d spread across 19 different facilities, we have direct access to most supply and market regions of the country coupled with the flexibility to capture volatility in the energy markets. Due to the seasonality of supply and demand balances, earnings will typically be significantly higher during the winter months than the summer months. Our energy services operations extend into Canada through the leasing of storage and pipeline capacity, which allows us to bring gas supply from western Canada into the market areas of the upper midwestern and northeastern parts of the United States. On a smaller scale, we also trade natural gas and power.

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

	Three Months Ended March 31,
Financial Results	2005	2004
	(Thousands of dollars)
Energy and power revenues	$1,759,613	$35,047
Energy trading revenues, net	9,192	75,264
Other revenues	206	237
Cost of sales and fuel	1,706,916	35,214

Net margin	62,095	75,334
Operating costs	8,375	10,553
Depreciation, depletion and amortization	1,407	1,391

Operating income	$52,313	$63,390

Other income (expense), net	$(1,889)	$(1,694)

	Three Months Ended March 31,
Operating Information	2005	2004
Natural gas marketed (Bcf)	325	286
Natural gas gross margin ($/Mcf)	$0.15	$0.20
Electricity marketed (MMwh)	585	784
Physically settled volumes (Bcf)	625	540
Capital expenditures (Thousands of dollars)	$27	$110

Operating Results - Net margin decreased for the three months ended March 31, 2005 compared to the same period in 2004 primarily due to:

•	a decrease of $21.6 million related to storage activity resulting from decreased intra-month price volatility, lower spreads and reduced overall sales from inventory attributable to a 4.5 percent decrease in heating degree days, which was partially offset by

•	an increase of $8.5 million in transport margins partially due to the basis spread between the Rocky Mountains and mid-continent trading locations.

Operating costs decreased primarily due to lower employee costs.

Natural gas sales volumes increased due to our expanded Canadian operations and additional long term contracts.

Our natural gas in storage at March 31, 2005 was 40 Bcf compared to 33 Bcf at March 31, 2004. At March 31, 2005, our total natural gas storage capacity under lease was 87 Bcf compared to 83 Bcf at March 31, 2004.

Included in net margin is the change in value of our derivative instruments subject to fair value accounting pursuant to Statement 133, which resulted in a gain of $16.8 million and a loss of $2.7 million for 2005 and 2004, respectively.

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

Marketing and storage activities primarily include physical marketing (purchases and sales) using our firm storage and transportation capacity, including cash flow and fair value hedges and other derivative instruments to manage our risk associated with these activities. The combination of owning supply, controlling strategic assets and risk management services allows us to provide commodity-diverse products and services to our customers such as peaking and load following services. Power activities are also included in the marketing and storage business. Retail marketing includes revenues from providing physical marketing and supply services to residential and small commercial and industrial customers. Financial trading revenues include activities that are generally executed using financially settled derivatives. These activities are normally short term in nature with a focus of capturing short term price volatility. The following table shows these types of margins by activity.

Three Months Ended March 31, 2005
(Thousands of dollars)
Marketing and storage, gross	$92,387
Less: Storage and transportation costs	(43,302)

Marketing and storage, net	49,085
Retail marketing	5,210
Financial trading	7,800

Net margin	$62,095

Liquidity and Capital Resources

General - Part of our strategy is to grow through acquisitions that strengthen and complement our existing assets. We have relied primarily on operating cash flow, borrowings from commercial paper and credit agreements, and issuance of debt and equity in the capital markets for our liquidity and capital resource requirements. We expect to continue to use these sources for liquidity and capital resource needs on both a short and long-term basis. We have no material guarantees of debt or other commitments to unaffiliated parties. During 2004 and 2005, our capital expenditures were financed through operating cash flows and short and long-term debt. Capital expenditures for the first quarter of 2005 were $58 million compared to $49 million for the same period in 2004, exclusive of any acquisitions.

Financing - Financing is provided through our commercial paper program, long-term debt and, as needed, through a credit agreement. Other options to obtain financing include, but are not limited to, issuance of equity, issuance of mandatory convertible debt securities, issuance of trust preferred securities by ONEOK Capital Trust I or ONEOK Capital Trust II, asset securitization and the sale/leaseback of facilities. We used commercial paper to finance the recent acquisition of Northern Plains.

In September 2004, we entered into a $1.0 billion five-year credit agreement. The principal amount of the credit facility may be increased by $200 million if requested by us and the corresponding incremental commitments are received from new or existing lenders. The interest rate is a floating rate based at our election on either (i) the higher of prime or one-half of one percent above the Federal Funds Overnight Rate, which is the rate that banks charge each other for the overnight borrowing of funds, or (ii) the Eurodollar rate plus a set number of basis points based on our current long-term unsecured debt ratings by Moody’s Investors Service (Moody’s) and Standard and Poor’s (S&P). The credit agreement contains customary affirmative and negative covenants including covenants relating to liens, investments, fundamental changes in our business, changes in the nature of our business, transactions with affiliates, the use of proceeds, a limit on our debt to capital ratio, a limit on investments in master limited partnerships and a covenant that prevents us from restricting our subsidiaries’ ability to pay dividends to ONEOK, Inc. At March 31, 2005, we had no amounts outstanding under this credit agreement.

The total amount of short-term borrowings authorized by our Board of Directors is $1.2 billion. At March 31, 2005, we had $688.5 million in commercial paper outstanding and approximately $35.5 million in cash and temporary investments. We also had $1.5 billion of long-term debt outstanding, including current maturities. As of March 31, 2005, we could have issued $1.9 billion of additional long-term debt under the most restrictive provisions contained in our various borrowing agreements.

The following table sets forth our capitalization structure for the periods indicated.

	March 31, 2005	December 31, 2004
Long-term debt	49%	54%
Equity	51%	46%

Debt (including Notes payable)	59%	61%
Equity	41%	39%

Both S&P and Moody’s consider the equity units we issued in January 2003 to be part equity and part debt. For purposes of computing capitalization ratios, these rating agencies adjust the capitalization structure. S&P considers the equity units to be equal amounts of debt and equity for the first three years, with the effect being to increase shareholders’ equity by the same amount as long-term debt, which would result in a capitalization structure of 44 percent long-term debt and 56 percent equity at

March 31, 2005. Moody’s considers 25 percent of the equity units to be long-term debt and 75 percent to be shareholders’ equity, which would result in a capitalization structure of 40 percent long-term debt and 60 percent equity at March 31, 2005.

We have 16.1 million equity units outstanding at March 31, 2005. Each unit consists of two components, an equity purchase contract and a note (see Notes H and J of Notes to Consolidated Financial Statements in our 2004 Form 10-K for additional information). In November 2005, we will remarket the notes and will put the cash received into a treasury portfolio pledged as collateral against the purchase contracts. This action will have no effect on our liquidity. In February 2006, the purchase contracts are required to be exercised. This will result in our receipt of $402.5 million and the issuance of common shares of stock, the number of which will depend upon the average closing price of our common stock for the 20 trading days prior to the date of issuance. For more information, refer to our Prospectus Supplement dated January 23, 2003.

Currently, we have $848.2 million available under one of our shelf registration statements on Form S-3 for the issuance and sale of shares of our common stock, debt securities, preferred stock, stock purchase contracts and stock purchase units. We also have $402.5 million remaining under another shelf registration statement on Form S-3 to cover the issuance of common stock required upon settlement of the forward purchase contracts that are part of the equity units.

Credit Rating - Our credit ratings are currently a “BBB+” (stable outlook) by S&P and a “Baa1” (stable outlook) by Moody’s. Our credit ratings may be affected by a material change in our financial ratios or a material adverse event affecting our business. The most common criteria for assessment of our credit ratings are the debt to capital ratio, pretax and after-tax interest coverage and liquidity. If our credit ratings were downgraded, the interest rates on our commercial paper would increase, resulting in an increase in our cost to borrow funds and we could potentially lose access to commercial paper borrowings. In the event that we are unable to borrow funds under our commercial paper program and there has not been a material adverse change in our business, we have access to a $1.0 billion credit agreement, which expires September 16, 2009.

Our Energy Services segment relies upon the investment grade rating of our senior unsecured long-term debt to satisfy credit requirements with most of our counterparties. If our credit ratings were to decline below investment grade, our ability to participate in energy marketing and trading activities could be significantly limited. Without an investment grade rating, we may be required to fund margin requirements with our counterparties with cash, letters of credit or other negotiable instruments. At March 31, 2005, the amount we could have been required to fund for the few counterparties with which we have a Credit Support Annex within our International Swaps and Derivatives Association agreements is approximately $99.0 million. A decline in our credit rating below investment grade may also significantly impact other business segments.

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

Pension and Postretirement Benefit Plans - We calculate benefit obligations based upon generally accepted actuarial methodologies using the projected benefit obligation (PBO) for pension plans and the accumulated postretirement benefit obligation for other postretirement plans. We use a September 30 measurement date. The benefit obligations are the actuarial present value of all benefits attributed to employee service rendered. The PBO is measured using the pension benefit formula and assumptions as to future compensation levels. A plan’s funded status is calculated as the difference between the benefit obligation and the fair value of plan assets. Our funding policy for the pension plans is to make annual contributions in accordance with regulations under the Internal Revenue Code and in accordance with generally accepted actuarial principles. Contributions made to the pension plan and postretirement benefit plan in 2004 were $6.8 million and $17.2 million, respectively. We presently anticipate our total 2005 contributions to be $1.8 million for the pension plan and $16.1 million for the other postretirement benefit plan. We will be reimbursed approximately $2.5 million by Northern Border Partners for defined benefit pension plan expenses that we incur for them. We believe we have adequate resources to fund our obligations under our pension and postretirement benefit plans.

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

The Stipulation has a $33.7 million value to Oklahoma Natural Gas customers that will be realized over a three-year period. In July 2002, immediate cash savings were provided to all Oklahoma Natural Gas customers in the form of billing credits totaling approximately $9.1 million. In December 2005, a final billing credit will be made to customers. The minimum amount of this credit is estimated to be approximately $2.8 million. Oklahoma Natural Gas replaced certain gas contracts, which reduced gas costs by approximately $13.8 million, due to avoided reservation fees between April 2003 and October 2005. We anticipate additional savings of approximately $8.0 million from the use of storage gas. Any expected savings from the use of storage that are not achieved will be added to the final billing credit scheduled to be provided to customers in December 2005.

Cash Flow Analysis

Operating Cash Flows - Operating cash flows increased by $66.6 million for the three months ended March 31, 2005 compared to the same period in 2004. The increase in operating cash flows was primarily the result of a net decrease in working capital of $337.9 million in 2005 compared to a net decrease in working capital of $274.5 million in 2004. These decreases primarily related to decreases in gas in storage since we have lower inventory levels at March 31 than at December 31 due to withdrawals of inventory from storage. Accounts receivable fluctuates primarily due to sales billed in the last month of the period and collected the first month of the following period. Price changes and volumes sold can have a substantial impact on operating cash flows, which happened in 2005 as a result of our Energy Services segment’s commodity prices and volumes related to accounts receivable being lower at March 31, 2005 than at December 31, 2004.

Investing Cash Flows - Proceeds from the sale of certain natural gas transmission and gathering pipelines and compression assets totaled $13 million for the first quarter 2004. The change in other investments increased in the first quarter of 2005 compared to 2004 due primarily to the February 2005 exchange of 1.5 million Magnum Hunter Resources (MHR) stock purchase warrants with an exercise price of $15 per share for 1.5 million shares of MHR common stock.

Financing Cash Flows - On March 1, 2005, we had $335 million of long-term debt mature. We funded this payment with working capital and the issuance of commercial paper in the short-term market.

During the first quarter of 2005, we paid $63.6 million to repurchase approximately 2.1 million shares of our stock pursuant to a plan approved by our Board of Directors on January 20, 2005. This plan allows us to repurchase up to a total of 7.5 million shares of our common stock on or before January 20, 2007.

We terminated $400 million of our interest rate swap agreements in the first quarter of 2005, which resulted in us paying $19.4 million. This amount included $20.2 million for the present value of future payments at the time of termination, less $0.8 million for interest rate savings through the termination of the swap. The $20.2 million payment has been recorded as a reduction in long-term debt and will be recognized in the income statement over the term of the debt instrument originally hedged.

During the first quarter of 2004, we paid off $600 million in notes payable using cash generated from operating activities and proceeds from our first quarter 2004 equity offering. We also sold 6.9 million shares of our common stock to an underwriter at $21.93 per share, resulting in proceeds to us, before expenses, of $151.3 million.

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

Forward-looking statements include the items identified in the preceding paragraph, the information concerning possible or assumed future results of operations and other statements contained or incorporated in this Form 10-Q generally identified by words such as “anticipate,” “estimate,” “expect,” “forecast,” “intend,” “believe,” “projection” or “goal.”

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

Our quantitative and qualitative disclosures about market risk are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2004.

The following table provides a detail of our Energy Services segment’s maturity of derivatives based on heating injection and withdrawal periods from April to March. Executory storage and transportation contracts and their related hedges are not included in the following table.

	Fair Value of Contracts at March 31, 2005
Source of Fair Value (1)	Matures through March 2006	Matures through March 2009	Matures through March 2011	Matures after March 2011	Total Fair Value
	(Thousands of dollars)
Prices actively quoted (2)	$41,062	$4,541	$—	$—	$45,603
Prices provided by other external sources (3)	(22,441)	(16,000)	(948)	87	(39,302)
Prices derived from quotes, other external sources and other assumptions (4)	(409)	3,315	1,490	198	4,594

Total	$18,212	$(8,144)	$542	$285	$10,895

(1)	Fair value is the mark-to-market component of forwards, swaps, and options, net of applicable reserves. These fair values are reflected as a component of assets and liabilities from energy marketing and risk management activities in the consolidated balance sheets.

(2)	Values are derived from energy market price quotes from national commodity trading exchanges that primarily trade futures and option commodity contracts.

(3)	Values are obtained through energy commodity brokers or electronic trading platforms, whose primary service is to match willing buyers and sellers of energy commodities. Because of the large energy broker network, energy price information by location is readily available.

(4)	Values derived in this category utilize market price information from the other two categories, as well as other assumptions for liquidity and credit.

For further discussion of trading activities and assumptions used in our trading activities, see Accounting Treatment in Note B of the Notes to Consolidated Financial Statements included in this Form 10-Q.

Interest Rate and Currency Risk - At March 31, 2005, the interest rate on approximately 77 percent of our long-term debt was fixed after considering the impact of interest rate swaps.

During the first quarter of 2005, we terminated $400 million of our interest rate swap agreements and paid a net amount of $19.4 million, which included $20.2 million for the present value of future payments at the time of termination, less $0.8 million for interest rate savings through the termination of the swap. During the first quarter of 2004, we terminated $670 million of our interest rate swap agreements, locking in savings of $81.9 million. The net savings from the termination of these swaps is being recognized in interest expense over the terms of the debt instruments originally hedged. Net interest expense savings for the first quarter of 2005 for all swaps was $2.4 million, and the remaining net savings for all terminated swaps will be recognized over the following periods:

Remainder of 2005	$5.2 million
2006	$6.8 million
2007	$6.6 million
2008	$6.6 million
2009	$5.6 million
Thereafter	$20.8 million

Currently, $340 million of fixed rate debt is swapped to floating. The floating debt rate is based on both the three and six-month London InterBank Offered Rate (LIBOR), depending upon the swap. At March 31, 2005, we had a net liability of $9.3 million to recognize the interest rate swaps at fair value. Long-term debt was reduced by $9.3 million to recognize the change in fair value of the related hedged liability.

Total savings from the interest rate swaps and amortization of terminated swaps was $3.7 million for the first three months of 2005. The swaps are expected to generate the following savings for the remainder of the year:

•	interest expense savings of $5.2 million for remainder of 2005 related to the amortization of the swap value at termination and

•	up to $2.2 million in interest savings from the existing $340 million of swapped debt, based on LIBOR rates at March 31, 2005.

Total swap savings for 2005 are expected to be $11.1 million, which is a decrease compared to the savings of $27.6 million in 2004.

A 100 basis point move in the LIBOR rate on all of our outstanding long-term debt would change annual interest expense by approximately $3.4 million before taxes. If interest rates changed significantly, we may have the ability to take action to manage the exposure to the change. Since a specific action and the possible effects are uncertain, no change has been assumed.

With our Energy Services segment’s expansion into Canada, we are subject to currency exposure. Our objective with respect to currency risk is to reduce the exposure due to exchange-rate fluctuations. We use physical forward transactions, which result in an actual two-way flow of currency on the settlement date since we exchange U.S. dollars for Canadian dollars with another party. We have not designated these transactions for hedge accounting treatment; therefore, the gains and losses associated with the change in fair value are recorded in net margin. At March 31, 2005, our exposure to risk from currency translation was not material.

Value-at-Risk (VAR) Disclosure of Market Risk - The potential impact on our future earnings, as measured by VAR, was $17.2 million and $7.6 million at March 31, 2005 and 2004, respectively.

The following table details the average, high and low VAR calculations.

	Three Months Ended March 31,
VAR	2005	2004
	(Millions of dollars)
Average	$13.7	$5.5
High	$27.1	$17.7
Low	$7.4	$1.6

The variations in the VAR data are reflective of market volatility and changes in the portfolio during the quarter.

Item 4.	Controls and Procedures

Quarterly Evaluation of Disclosure Controls and Procedures - We have established disclosure controls and procedures to ensure that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms. Under the supervision and with the participation of senior management, including our Chairman and Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Act. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005 to ensure the timely disclosure of required information in our periodic SEC filings.

Changes in Internal Controls Over Financial Reporting - We have not made any changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Samuel P. Legget, et al. v. Duke Energy Corporation et al; Case No. 13847 in the Chancery Court of Tennessee for the Twenty-Fifth Judicial District at Somerville. On March 7, 2005, we, along with all of the other defendants in this matter, filed a Notice of Removal to remove this matter to federal court. On March 27, 2005, Reliant, a co-defendant in this matter, filed a Notice of Tag Along with the Multi-District Panel in Washington, D.C., in an attempt to have this matter combined with currently pending Multi-District litigation matters filed in California. Plaintiffs have filed a motion for remand back to state court.

Loyd Smith, et al v. Kansas Gas Service Company, Inc., ONEOK, Inc., Western Resources, Inc., Mid Continent Market Center, Inc., ONEOK Gas Storage, L.L.C., ONEOK Gas Storage Holdings, Inc., and ONEOK Gas Transportation, L.L.C., Case No. 01-C-0029, in the District Court of Reno County, Kansas, and Gilley et al. v. Kansas Gas Service Company, Western Resources, Inc., ONEOK, Inc., ONEOK Gas Storage, L.L.C., ONEOK Gas Storage Holdings, Inc., ONEOK Gas Transportation L.L.C. and Mid Continent Market Center, Inc., Case No. 01-C-0057, in the District Court of Reno County, Kansas. On April 11, 2005, the court denied plaintiffs’ motion for a new trial and denied a post trial motion filed by defendants. We are continuing our review of options for appeal of the residential claimants’ class action verdict and subsequent award of attorney fees.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information relating to our purchases of equity securities during the three months ended March 31, 2005.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (4)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (4)
January 1-31, 2005	92,223	(1)(2)(3)	$27.64	—	7,500,000
February 1-28, 2005	156,566	(1)(2)	$29.15	135,000	7,365,000
March 1-31, 2005	2,007,669	(1)(2)	$30.37	1,965,400	5,399,600

Total	2,256,458		$30.17	2,100,400	5,399,600

(1)	Includes shares withheld pursuant to attestation of ownership and deemed tendered to us in connection with the exercise of stock options under the ONEOK, Inc. Long-Term Incentive Plan, as follows :

91,746 shares for the period January 1-31, 2005

21,505 shares for the period February 1-28, 2005

42,142 shares for the period March 1-31, 2005

(2)	Includes shares repurchased directly from employees, pursuant to the Employee Stock Award Program, as follows:

33 shares for the period January 1-31, 2005

61 shares for the period February 1-28, 2005

127 shares for the period March 1-31, 2005

(3)	Includes restricted stock forfeitures for failure to satisfy vesting conditions, under the ONEOK, Inc. Long-Term Incentive Plan, as follows:

444 shares for the period January 1-31, 2005

(4)	On January 20, 2005 our Board of Directors approved the repurchase of up to 7.5 million shares of our common stock on or before January 20, 2007.

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

Through December 31, 2004, a total of 12,681 shares had been issued to employees under this program. The following table sets forth information on the number of shares issued during the three months ended March 31, 2005 under this program.

Date	Closing Price (at or above)	Shares Issued
February 4, 2005	$29.00	4,637
March 4, 2005	$30.00	4,622

Total		9,259

On April 1, 2005, our common stock closed above $31.00 per share, which resulted in 4,607 shares being issued to eligible employees.

The issuance of shares under this program has not been registered under the Securities Act of 1933, as amended (1933 Act) in reliance upon Securities and Exchange Commission releases, including Release No. 6188, dated February 1, 1980, stating that there is no sale of the shares in the 1933 Act sense to employees under this type of program.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to Vote of Security Holders

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit Description

12.1	Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 2005 and 2004.

31.1	Certification of David L. Kyle pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jim Kneale pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David L. Kyle pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Jim Kneale pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc. Registrant

Date: May 5, 2005	By:	/s/ JIM KNEALE
Jim Kneale Executive Vice President - Finance and Administration and Chief Financial Officer (Principal Financial Officer)