Form 10-Q
period 2006-06-30
ONEOK INC /NEW/
filed 2006-08-04
CIK 1039684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

On July 31, 2006, the Company had 117,557,407 shares of common stock outstanding.

ONEOK, Inc.

QUARTERLY REPORT ON FORM 10-Q

As used in this Quarterly Report on Form 10-Q, the terms “we,” “our” or “us” mean ONEOK, Inc., an Oklahoma corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

ONEOK, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2006	2005	2006	2005
	(Thousands of dollars, except per share amounts)
Revenues
Operating revenues, excluding energy trading revenues	$2,427,795	$2,089,574	$6,176,064	$4,787,422
Energy trading revenues, net	4,112	(8,784)	11,482	408

Total Revenues	2,431,907	2,080,790	6,187,546	4,787,830

Cost of sales and fuel	2,030,258	1,850,812	5,281,367	4,187,456

Net Margin	401,649	229,978	906,179	600,374

Operating Expenses
Operations and maintenance	160,173	118,475	320,923	241,977
Depreciation, depletion and amortization	67,094	43,673	123,420	86,889
General taxes	19,901	15,648	38,283	32,947

Total Operating Expenses	247,168	177,796	482,626	361,813

Gain on Sale of Assets	114,904	—	115,892	—

Operating Income	269,385	52,182	539,445	238,561

Other income	26,266	3,938	63,279	9,236
Other expense	5,898	3,939	11,734	4,722
Interest expense	59,603	23,991	115,188	50,081

Income before Minority Interest and Income Taxes	230,150	28,190	475,802	192,994

Minority interest in income of consolidated subsidiaries	100,567	—	136,339	—
Income taxes	51,638	11,116	131,779	74,142

Income from Continuing Operations	77,945	17,074	207,684	118,852
Discontinued operations, net of taxes (Note C)
Income (loss) from operations of discontinued components, net of tax	(150)	7,778	(397)	13,664

Net Income	$77,795	$24,852	$207,287	$132,516

Earnings Per Share of Common Stock (Note O)
Basic:
Earnings per share from continuing operations	$0.66	$0.17	$1.85	$1.16
Earnings per share from operations of discontinued components, net of tax	—	0.08	—	0.13

Net earnings per share, basic	$0.66	$0.25	$1.85	$1.29

Diluted:
Earnings per share from continuing operations	$0.65	$0.16	$1.80	$1.08
Earnings per share from operations of discontinued components, net of tax	—	0.07	—	0.12

Net earnings per share, diluted	$0.65	$0.23	$1.80	$1.20

Average Shares of Common Stock (Thousands)
Basic	117,423	101,143	112,283	102,404
Diluted	119,026	109,062	114,891	110,031

Dividends Declared Per Share of Common Stock	$0.30	$0.56	$0.58	$0.81

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)	June 30, 2006	December 31, 2005
	(Thousands of dollars)
Assets

Current Assets
Cash and cash equivalents	$645,349	$7,915
Trade accounts and notes receivable, net	971,855	2,202,895
Gas and natural gas liquids in storage	905,098	911,393
Commodity exchanges	203,187	133,159
Energy marketing and risk management assets (Note D)	172,738	765,157
Other current assets	326,100	385,274

Total Current Assets	3,224,327	4,405,793

Property, Plant and Equipment
Property, plant and equipment	6,534,378	5,575,365
Accumulated depreciation, depletion and amortization	1,823,874	1,581,138

Net Property, Plant and Equipment	4,710,504	3,994,227

Deferred Charges and Other Assets
Goodwill and intangibles (Note E)	1,027,336	683,211
Energy marketing and risk management assets (Note D)	22,869	150,026
Investments and other	1,127,460	716,298

Total Deferred Charges and Other Assets	2,177,665	1,549,535

Assets of Discontinued Component	63,608	63,911

Total Assets	$10,176,104	$10,013,466

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)	June 30, 2006	December 31, 2005
	(Thousands of dollars)
Liabilities and Shareholders’ Equity

Current Liabilities
Current maturities of long-term debt	$18,485	$6,546
Notes payable	1,364,000	1,541,500
Accounts payable	943,194	1,756,307
Commodity exchanges	337,765	238,176
Energy marketing and risk management liabilities (Note D)	255,559	814,803
Other	403,020	438,009

Total Current Liabilities	3,322,023	4,795,341

Long-term Debt, excluding current maturities	2,630,320	2,024,070

Deferred Credits and Other Liabilities
Deferred income taxes	572,738	603,835
Energy marketing and risk management liabilities (Note D)	149,596	442,842
Other deferred credits	330,669	350,157

Total Deferred Credits and Other Liabilities	1,053,003	1,396,834

Liabilities of Discontinued Component	2,359	2,464

Commitments and Contingencies (Note K)

Minority Interests in Consolidated Subsidiaries	802,407	—

Shareholders’ Equity
Common stock, $0.01 par value: authorized 300,000,000 shares; issued 119,677,784 shares and outstanding 117,522,979 shares at June 30, 2006; issued 107,973,436 shares and outstanding 97,654,697 shares at December 31, 2005	1,197	1,080
Paid in capital	1,236,695	1,044,283
Unearned compensation	—	(105)
Accumulated other comprehensive loss (Note F)	(43,701)	(56,991)
Retained earnings	1,230,621	1,085,845
Treasury stock, at cost: 2,154,805 shares at June 30, 2006 and 10,318,739 shares at December 31, 2005	(58,820)	(279,355)

Total Shareholders’ Equity	2,365,992	1,794,757

Total Liabilities and Shareholders’ Equity	$10,176,104	$10,013,466

See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Unaudited)	2006	2005
	(Thousands of Dollars)
Operating Activities
Net income	$207,287	$132,516
Depreciation, depletion, and amortization	123,420	86,889
Gain on sale of assets	(115,892)	526
Minority interest in income of consolidated subsidiaries	136,339	—
Distributions received from unconsolidated affiliates	69,819	570
Income from equity investments	(49,817)	(5,649)
Deferred income taxes	9,982	17,471
Stock-based compensation expense	8,495	5,983
Allowance for doubtful accounts	6,575	8,188
Changes in assets and liabilities (net of acquisition and disposition effects):
Accounts and notes receivable	1,270,248	494,362
Inventories	2,141	42,347
Unrecovered purchased gas costs	(51,135)	1,326
Commodity exchanges	29,561	—
Deposits	(5,652)	(44,413)
Regulatory assets	12,427	(4,435)
Accounts payable and accrued liabilities	(841,045)	(250,332)
Energy marketing and risk management assets and liabilities	(135,401)	38,782
Other assets and liabilities	110,851	(101,085)

Cash Provided by Operating Activities	788,203	423,046

Investing Activities
Changes in other investments, net	(6,222)	(30,779)
Acquisitions	(128,485)	—
Capital expenditures	(132,593)	(122,687)
Proceeds from sale of assets	298,802	(334)
Increase in cash and cash equivalents for previously unconsolidated subsidiaries	1,334	—
Decrease in cash and cash equivalents for previously consolidated subsidiaries	(22,039)	—
Other investing activities	(2,376)	(2,215)

Cash Provided by (Used in) Investing Activities	8,421	(156,015)

Financing Activities
Borrowing (repayment) of notes payable, net	(384,000)	(532,500)
Issuance of debt, net of issuance costs	—	798,792
Termination of interest rate swaps	—	(22,565)
Payment of debt	(31,955)	(335,456)
Equity unit conversion	402,448	—
Repurchase of common stock	(2,276)	(112,507)
Issuance of common stock	2,657	7,857
Debt reacquisition costs	—	—
Dividends paid	(62,564)	(54,576)
Distributions to minority interests	(78,594)	—
Other financing activities	(47,996)	(8,931)

Cash Used in Financing Activities	(202,280)	(259,886)

Change in Cash and Cash Equivalents	594,344	7,145
Cash and Cash Equivalents at Beginning of Period	7,915	9,458
Effect of Accounting Change on Cash and Cash Equivalents	43,090	—

Cash and Cash Equivalents at End of Period	$645,349	$16,603

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)	Common Stock Issued	Common Stock	Paid in Capital	Unearned Compensation
	(Shares)	(Thousands of Dollars)
December 31, 2005	107,973,436	$1,080	$1,044,283	$(105)
Net income	—	—	—	—
Other comprehensive income	—	—	—	—
Total comprehensive income
Equity unit conversion	11,208,998	112	177,572	—
Repurchase of common stock	—	—	—	—
Common stock issuance pursuant to various plans	495,350	5	6,503	—
Stock-based employee compensation expense	—	—	8,337	158
Common stock dividends - $0.58 per share	—	—	—	(53)

June 30, 2006	119,677,784	$1,197	$1,236,695	$—

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Continued)

(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total
	(Thousands of Dollars)
December 31, 2005	$(56,991)	$1,085,845	$(279,355)	$1,794,757
Net income	—	207,287	—	207,287
Other comprehensive income	13,290	—	—	13,290

Total comprehensive income				220,577

Equity unit conversion	—	—	224,764	402,448
Repurchase of common stock	—	—	(4,229)	(4,229)
Common stock issuance pursuant to various plans	—	—	—	6,508
Stock-based employee compensation expense	—	—	—	8,495
Common stock dividends - $0.58 per share	—	(62,511)	—	(62,564)

June 30, 2006	$(43,701)	$1,230,621	$(58,820)	$2,365,992

ONEOK, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. SUMMARY OF ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of our business, the results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for a twelve-month period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

In June 2005, the Financial Accounting Standards Board (FASB) ratified the consensus reached in Emerging Issues Task Force (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5). EITF 04-5 presumes that a general partner controls a limited partnership and therefore should consolidate the partnership in the financial statements of the general partner. Effective January 1, 2006, we were required to consolidate Northern Border Partners, L.P.’s (renamed ONEOK Partners, L.P. on May 17, 2006) operations in our consolidated financial statements, and we elected to use the prospective method. Accordingly, prior period financial statements have not been restated. The adoption of EITF 04-5 did not have an impact on our net income; however, reported revenues, costs and expenses reflect the operating results of ONEOK Partners, L.P. (ONEOK Partners).

We reflect our 45.7 percent share of ONEOK Partners’ accumulated other comprehensive loss at June 30, 2006, in our consolidated accumulated other comprehensive loss. The remaining 54.3 percent is reflected as an adjustment to minority interests in partners’ equity.

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

Property - The following table sets forth our property, by segment, for the periods presented.

	June 30, 2006	December 31, 2005
	(Thousands of dollars)
Distribution	$3,071,227	$3,016,668
Energy Services	7,688	7,690
ONEOK Partners	3,299,795	2,412,679
Other	155,668	138,328

Property, plant and equipment	6,534,378	5,575,365
Accumulated depreciation, depletion and amortization	1,823,874	1,581,138

Net property, plant and equipment	$4,710,504	$3,994,227

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarified the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes.” FIN 48 is effective for our year ending December 31, 2006. We are currently reviewing the applicability of FIN 48 to our operations and its potential impact on our consolidated financial statements.

Regulation - Our intrastate natural gas transmission pipelines and distribution operations are subject to the rate regulation and accounting requirements of the OCC, KCC, RRC and various municipalities in Texas. Other transportation activities are subject to regulation by the Federal Energy Regulatory Commission (FERC). Oklahoma Natural Gas, Kansas Gas Service, Texas Gas Service and portions of our ONEOK Partners segment follow the accounting and reporting guidance contained in Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (Statement 71). During the rate-making process, regulatory authorities may require us to defer recognition of certain costs to be recovered through rates over time as opposed to expensing such costs as incurred. This allows us to stabilize rates over time rather than passing such costs on to the customer for immediate recovery. Accordingly, actions of the regulatory authorities could have an effect on the amount recovered from rate payers. Any difference in the amount recoverable and the amount deferred would be recorded as income or expense at the time of the regulatory action. If all or a portion of the regulated operations becomes no longer subject to the provisions of Statement 71, a write-off of regulatory assets and stranded costs may be required.

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

B. ACQUISITIONS AND DIVESTITURES

In May 2006, a subsidiary of ONEOK Partners entered into an agreement with a subsidiary of The Williams Companies, Inc. (Williams) to form a joint venture called Overland Pass Pipeline Company LLC (Overland Pass Pipeline Company). Overland Pass Pipeline Company will build a 750-mile natural gas liquids pipeline from Opal, Wyoming to the mid-continent natural gas liquids market center in Conway, Kansas. The pipeline will be designed to transport approximately 110,000 barrels per day of natural gas liquids (NGLs), which can be increased to approximately 150,000 barrels per day with additional pump facilities. A subsidiary of ONEOK Partners owns 99 percent of the joint venture, will manage the construction project, advance all costs associated with construction and operate the pipeline. Williams will have the option to increase its ownership up to 50 percent by reimbursing ONEOK Partners its proportionate share of all construction costs and, upon full exercise of that option, would become operator within two years of the pipeline becoming operational. Construction of the pipeline is expected to begin in the summer of 2007, with start-up scheduled for early 2008. As part of a long-term agreement, Williams dedicated its NGL production from two of its gas processing plants in Wyoming to the joint-venture company. Subsidiaries of ONEOK Partners will provide downstream fractionation, storage and transportation services to Williams. The pipeline project is estimated to cost approximately $433 million. At the project’s inception, ONEOK Partners paid $11.4 million to Williams for initial capital expenditures incurred. In addition, ONEOK Partners plans to invest approximately $173 million to expand its existing fractionation capabilities and the capacity of its natural gas liquids distribution pipelines. ONEOK Partners’ financing for both projects may include a combination of short- or long-term debt or equity. The project requires the approval of various state and regulatory authorities.

In April 2006, we sold certain assets comprising our former Gathering and Processing, Natural Gas Liquids, and Pipelines and Storage segments to ONEOK Partners for approximately $3 billion, including $1.35 billion in cash, before adjustments, and approximately 36.5 million Class B limited partner units in ONEOK Partners. The Class B limited partner units and the related general partner interest contribution were valued at approximately $1.65 billion. We also purchased, through Northern Plains Natural Gas Company, L.L.C. (renamed ONEOK Partners GP, L.L.C. on May 15, 2006), from an affiliate of TransCanada Corporation (TransCanada), its 17.5 percent general partner interest in ONEOK Partners for $40 million. This purchase resulted in our owning 100 percent of the two percent general partner interest in ONEOK Partners. Following the completion of the transactions, we own approximately 37.0 million common and Class B limited partner units and 100 percent of the two percent ONEOK Partners’ general partner interest. Our overall interest in ONEOK Partners, including the two percent general partner interest, has increased to 45.7 percent. In June 2006, ONEOK Partners recorded a $63.2 million estimated purchase price adjustment to the acquired assets related to a working capital settlement which is reflected as a reduction of the value of the Class B units. The working capital settlement has not been finalized; however, we do not expect material adjustments.

In April 2006, in connection with the transactions described immediately above, our ONEOK Partners segment completed the sale of its 20 percent partnership interest in Northern Border Pipeline Company (Northern Border Pipeline) to TC PipeLines Intermediate Limited Partnership (TC PipeLines), an affiliate of TransCanada, for approximately $297 million. Our ONEOK Partners segment recorded a gain on sale of approximately $113.9 million in the second quarter of 2006. We and TC PipeLines each now own a 50 percent interest in Northern Border Pipeline, with an affiliate of TransCanada becoming operator of the pipeline in April 2007. Under Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority Owned Subsidiaries,” a majority-owned subsidiary is not consolidated if control is likely to be temporary or if it does not rest with the majority owner. Neither we nor TC PipeLines will have control of Northern Border Pipeline, as control will be shared equally through Northern Border Pipeline’s Management Committee. Following the completion of the transactions, ONEOK Partners no longer consolidates Northern Border Pipeline in its financial statements. Instead, its interest in Northern Border Pipeline is accounted for as an investment under the equity method. This change is reflected by ONEOK Partners retroactive to January 1, 2006. This change does not affect previously reported net income or shareholders’ equity. TransCanada paid us $10 million for expenses associated with the transfer of operating responsibility of Northern Border Pipeline to them.

In April 2006, our ONEOK Partners segment acquired a 66  2/3 percent interest in Guardian Pipeline L.L.C. (Guardian Pipeline) for approximately $77 million, increasing our ownership interest to 100 percent. ONEOK Partners used borrowings from its credit facility to fund the acquisition of the additional interest in Guardian Pipeline. Following the completion of the transaction, we consolidated Guardian Pipeline in our consolidated financial statements. This change is retroactive to January 1, 2006. Prior to the transaction, our 33  1/3 interest in Guardian Pipeline was accounted for as an investment under the equity method.

In July 2005, we completed our acquisition of the natural gas liquids businesses owned by Koch Industries, Inc. (Koch) for approximately $1.33 billion, net of working capital and cash received. This transaction included Koch Hydrocarbon, L.P.’s entire mid-continent natural gas liquids fractionation business; Koch Pipeline Company, L.P.’s natural gas liquids pipeline distribution systems; Chisholm Pipeline Holdings, Inc., which has a 50 percent ownership interest in Chisholm Pipeline Company; MBFF, L.P., which owns an 80 percent interest in the 160,000 barrel per day fractionator at Mont Belvieu, Texas; and Koch VESCO Holdings, L.L.C., an entity that owns a 10.2 percent interest in Venice Energy Services Company, L.L.C. (VESCO). These assets are included in our consolidated financial statements beginning on July 1, 2005.

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

	Pro Forma Three Months Ended June 30, 2005	Pro Forma Six Months Ended June 30, 2005
	(Thousand of dollars, except per share amounts)
Net margin	$263,914	$671,452
Net income	$26,148	$139,928
Net earnings per share, basic	$0.26	$1.37
Net earnings per share, diluted	$0.24	$1.27

C. DISCONTINUED OPERATIONS

In September 2005, we completed the sale of our Production segment to TXOK Acquisition, Inc. for $645 million, before adjustments, and recognized a pre-tax gain on the sale of approximately $240.3 million. The gain reflects the cash received less adjustments, selling expenses and the net book value of the assets sold. The proceeds from the sale were used to reduce debt. Our Board of Directors authorized management to pursue the sale during July 2005, which resulted in our Production segment being classified as held for sale beginning July 1, 2005.

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

The amounts of revenue, costs and income taxes reported in discontinued operations are as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Thousands of dollars)
Operating revenues	$3,315	$40,330	$5,164	$86,153
Cost of sales and fuel	2,386	6,977	3,504	23,631

Net margin	929	33,353	1,660	62,522
Operating costs	266	8,412	492	16,089
Depreciation, depletion and amortization	—	8,492	—	16,772

Operating income	663	16,449	1,168	29,661

Other income (expense), net	—	5	—	(1)
Interest expense	904	3,910	1,808	7,622
Income taxes	(91)	4,766	(243)	8,374

Income (loss) from operations of discontinued components, net	$(150)	$7,778	$(397)	$13,664

The following table discloses the major classes of discontinued assets and liabilities included in our Consolidated Balance Sheet for the periods indicated.

	June 30, 2006	December 31, 2005
	(Thousands of dollars)
Assets
Property, plant and equipment, net	$50,937	$50,937
Other assets	12,671	12,974

Assets of Discontinued Component	$63,608	$63,911

Liabilities
Accounts payable	$712	$1,043
Other liabilities	1,647	1,421

Liabilities of Discontinued Component	$2,359	$2,464

D.  ENERGY MARKETING AND RISK MANAGEMENT ACTIVITIES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounting Treatment - We account for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (Statement 133). Under Statement 133, entities are required to record all derivative instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. If the derivative instrument does not qualify or is not designated as part of a hedging relationship, we account for changes in fair value of the derivative instrument in earnings as they occur. We record changes in the fair value of derivative instruments that are considered “held for trading purposes” as energy trading revenues, net and derivative instruments considered not “held for trading purposes” as cost of sales and fuel in our Consolidated Statements of Income. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposure to changes in fair values, cash flows or foreign currencies. For hedges of exposure to changes in fair value, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The difference between the change in fair value of the derivative instrument and the change in fair value of the hedged item represents hedge ineffectiveness. For hedges of exposure to changes in cash flow, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive loss and is subsequently reclassified into earnings when the forecasted transaction affects earnings.

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

Fair Value Hedges

In prior years, we terminated various interest rate swap agreements. The net savings from the termination of these swaps is being recognized in interest expense over the terms of the debt instruments originally hedged. Net interest expense savings for the six months ended June 30, 2006 for all terminated swaps was $5.1 million and the remaining net savings for all terminated swaps will be recognized over the following periods:

	ONEOK	ONEOK Partners	Total
	(Millions of dollars)
Remainder of 2006	$3.3	$1.6	$4.9
2007	6.6	3.4	10.0
2008	6.6	3.6	10.2
2009	5.6	3.8	9.4
2010	5.5	4.0	9.5
Thereafter	15.3	0.8	16.1

Currently, $490 million of fixed rate debt is swapped to floating. Interest on the floating rate debt is based on both the three- and six-month London InterBank Offered Rate (LIBOR), depending upon the swap. Based on the actual performance through June 30, 2006, the weighted average interest rate on the $490 million of debt increased from 6.64 percent to 7.18 percent. At June 30, 2006, we recorded a net liability of $30.2 million to recognize the interest rate swaps at fair value. Long-term debt was decreased by $30.2 million to recognize the change in the fair value of the related hedged liability.

Our Energy Services segment uses basis swaps to hedge the fair value of certain firm transportation commitments. Net gains or losses from the fair value hedges are recorded to cost of sales and fuel. The ineffectiveness related to these hedges was $3.9 million for the three months ended June 30, 2006, and was immaterial for the three months ended June 30, 2005. The ineffectiveness related to these hedges was $9.3 million for the six months ended June 30, 2006 and was immaterial for the six months ended June 30, 2005.

Cash Flow Hedges

Our Energy Services segment uses futures and swaps to hedge the cash flows associated with our anticipated purchases and sales of natural gas and cost of fuel used in transportation of natural gas. Accumulated other comprehensive loss at June 30, 2006, includes losses of approximately $28.9 million, net of tax, related to these hedges that will be realized within the next 35 months. If prices remain at current levels, we will recognize $4.1 million in net gains over the next 12 months, and we will recognize net losses of $33.0 million thereafter.

Net gains and losses are reclassified out of accumulated other comprehensive loss to operating revenues or cost of sales and fuel when the anticipated purchase or sale occurs. Ineffectiveness related to our cash flow hedges resulted in a gain of approximately $2.3 million and $9.5 million for the three and six months ended June 30, 2006, respectively. Ineffectiveness related to these cash flow hedges for the three and six months ended June 30, 2005, resulted in a gain of approximately $0.6 million and a loss of approximately $0.1 million, respectively. There were no losses during the six months ended June 30, 2006 and 2005, respectively, due to the discontinuance of cash flow hedge treatment.

Our ONEOK Partners segment periodically enters into derivative instruments to hedge the cash flows associated with our exposure to changes in the price of natural gas, NGLs and condensate. If prices remain at current levels, our ONEOK Partners segment expects to reclassify losses of approximately $2.2 million from accumulated other comprehensive loss to the income statement within the next six months.

Our Distribution segment also uses derivative instruments from time to time. Gains or losses associated with these derivative instruments are included in, and recoverable through, the monthly purchased gas adjustment. At June 30, 2006, Kansas Gas Service had derivative instruments in place to hedge the cost of natural gas purchases for 2.7 Bcf, which represents part of its gas purchase requirements for the 2006/2007 winter heating months. At June 30, 2006, Texas Gas Service had derivative instruments in place to hedge the cost of natural gas purchases for 1.0 Bcf, which represents part of its gas purchase requirements for the 2006/2007 winter heating months.

E. GOODWILL AND INTANGIBLES

Goodwill - In accordance with EITF 04-5, we consolidated our ONEOK Partners segment beginning January 1, 2006.

We performed our annual test of goodwill as of January 1, 2006, for our Energy Services segment, Distribution segment, and portions of our ONEOK Partners segment and there was no impairment indicated. The annual test for goodwill for the remaining portions of our ONEOK Partners segment was performed as of October 1, 2005, and there was no impairment indicated.

During the second quarter of 2006, ONEOK Partners assessed its Black Mesa Pipeline coal slurry pipeline operation. Its evaluation of the Black Mesa Pipeline indicated a goodwill and asset impairment of $8.4 million and $3.4 million, respectively, which were recorded as depreciation and amortization in the second quarter 2006. The reduction to our net income, net of minority interest and income taxes, was $3.0 million.

ONEOK Partners also assessed the impact of the sale of its 20 percent partnership interest in Northern Border Pipeline in April 2006 and the acquisition of a 66  2/3 percent interest in Guardian Pipeline in April 2006 on goodwill and concluded that there was no impairment indicated. The following table reflects the changes in the carrying amount of goodwill for the periods indicated.

	Balance December 31, 2005	Additions	Adjustments	Adoption of EITF 04-5	Balance June 30, 2006
	(Thousands of dollars)
Distribution	$157,953	$—	$—	$—	$157,953
Energy Services	10,255	—	—	—	10,255
ONEOK Partners	211,087	9,552	(2,001)	184,843	403,481
Other	1,099	—	—	—	1,099

Goodwill	$380,394	$9,552	$(2,001)	$184,843	$572,788

Goodwill additions in our ONEOK Partners segment include $7.5 million related to our consolidation of Guardian Pipeline, of which $5.7 million relates to the purchase of the additional 66  2/3 percent interest, and $2.1 million related to the incremental one percent acquisition in an affiliate that was previously accounted for under the equity method. Following our acquisition of the additional one percent interest, we began consolidating the entity.

Goodwill adjustments include an $8.4 million reduction related to the Black Mesa Pipeline impairment, offset by $6.4 million in purchase price adjustments. See Note K for discussion of Black Mesa Pipeline impairment.

The adoption of EITF 04-5 resulted in $152.8 million of ONEOK Partners goodwill being included in our consolidated balance sheet and $32.0 million of goodwill which was previously recorded as our equity investment in ONEOK Partners.

In accordance with Accounting Principal Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” any premium paid by an investor, which is comparable to goodwill, must be identified. For the investments we account for under the equity method of accounting, this premium or excess cost over underlying fair value of net assets is referred to as equity method goodwill. At June 30, 2006, $185.6 million of equity method goodwill was included in our investment in unconsolidated affiliates on our consolidated balance sheet.

Intangibles - Intangible assets primarily relate to contracts acquired through our acquisition of the natural gas liquids businesses from Koch currently held in our ONEOK Partners segment which are being amortized over an aggregate weighted-average period of 40 years. The aggregate amortization expense for each of the next five years is estimated to be approximately $7.7 million. Amortization expense for intangible assets for the three and six months ended June 30, 2006 was $1.9 million and $3.8 million, respectively. The following table reflects the gross carrying amount and accumulated amortization of intangibles at June 30, 2006 and December 31, 2005.

	Gross Intangibles	Accumulated Amortization	Net Intangibles
	(Thousands of dollars)
June 30, 2006	$462,214	$(7,666)	$454,548
December 31, 2005	$306,650	$(3,833)	$302,817

The adoption of EITF 04-5 resulted in the addition of $123.0 million of intangibles, which was previously recorded as our equity investment in ONEOK Partners. An additional $32.5 million was recorded related to the additional general partner incentive distribution rights acquired through the purchase of TransCanada’s 17.5 percent general partner interest. The intangibles have an indefinite life and accordingly, are not subject to amortization, but are subject to impairment testing.

F. COMPREHENSIVE INCOME

The tables below give an overview of comprehensive income for the periods indicated.

	Three Months Ended June 30,
	2006		2005
	(Thousands of dollars)
Net income		$77,795		$24,852
Unrealized gains (losses) on derivative instruments	$5,361		$(3,421)
Realized gains (losses) in net income	(74,257)		1,901

Other comprehensive loss before taxes	(68,896)		(1,520)
Income tax benefit on other comprehensive loss	25,700		588

Other comprehensive loss		(43,196)		(932)

Comprehensive income		$34,599		$23,920

	Six Months Ended June 30,
	2006		2005
	Thousands of dollars
Net income		$207,287		$132,516
Unrealized gains (losses) on derivative instruments	$86,196		$(84,548)
Unrealized holding losses arising during the period	—		(606)
Realized losses in net income	(62,975)		(10,018)

Other comprehensive income (loss) before taxes	23,221		(95,172)
Income tax benefit (provision) on other comprehensive income (loss)	(9,931)		36,800

Other comprehensive income (loss)		13,290		(58,372)

Comprehensive income		$220,577		$74,144

Accumulated other comprehensive loss at June 30, 2006 and 2005, primarily includes unrealized gains and losses on derivative instruments and minimum pension liability adjustments.

G. CAPITAL STOCK

Stock Repurchase Plan - A total of 7.5 million shares have been repurchased to date pursuant to a plan approved by our Board of Directors. The plan, originally approved by our Board of Directors in January 2005, was extended in November 2005 to allow us to purchase up to a total of 15 million shares of our common stock on or before November 2007. During the six months ended June 30, 2006, we did not repurchase shares of our common stock under this plan.

Dividends - Quarterly dividends paid on our common stock for shareholders of record as of the close of business on January 31, 2006 and May 1, 2006, were $0.28 per share and $0.30 per share, respectively. Additionally, a quarterly dividend of $0.32 per share was declared in July, payable in the third quarter of 2006.

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

H.  LINES OF CREDIT AND SHORT-TERM NOTES PAYABLE

ONEOK Short-term Bridge Financing Agreement - On July 1, 2005, we borrowed $1.0 billion under a new short-term bridge financing agreement to assist in financing our acquisition of assets from Koch. We funded the remaining acquisition cost through our commercial paper program. During the three months ended March 31, 2006, we repaid the remaining $900 million under our short-term bridge financing agreement.

ONEOK Five-year Credit Agreement - In April 2006, we amended ONEOK’s 2004 $1.2 billion five-year credit agreement to accommodate the transaction with ONEOK Partners. This amendment included changes to the material adverse effect representation, the burdensome agreement representation and the covenant regarding maintenance of control of ONEOK Partners.

In July 2006, we amended and restated ONEOK’s 2004 $1.2 billion five-year credit agreement. The new amendment included revised pricing, an extension of the maturity date from 2009 to 2011, an option for additional extensions of the maturity date with the consent of the lenders, and an option to request an increase in the commitments of the lenders of up to an additional $500 million. The interest rate applicable to extensions of credit is based, at our election, on either (i) the higher of prime or one-half of one percent above the Federal Funds Rate, which is the rate that banks charge each other for the overnight borrowing of funds, or (ii) the Eurodollar rate plus a set number of basis points based on our current long-term unsecured debt ratings. ONEOK’s five-year credit agreement includes a $500 million sublimit for the issuance of standby letters of credit. ONEOK’s five-year credit agreement also has a limitation on our debt-to-capital ratio, which may not exceed 67.5 percent at the end of any calendar quarter, a covenant that we maintain the power to control the management and policies of ONEOK Partners, and a limit on new investments in master limited partnerships. The debt covenant calculations in ONEOK’s five-year credit agreement exclude the debt of ONEOK Partners. At June 30, 2006, we had no borrowings outstanding under this agreement.

ONEOK Partners - In March 2006, ONEOK Partners entered into a five-year $750 million amended and restated revolving credit agreement (2006 Partnership Credit Agreement) with certain financial institutions and terminated its $500 million revolving credit agreement. At June 30, 2006, ONEOK Partners had borrowings of $311.0 million under the 2006 Partnership Credit Agreement and a $15.0 million letter of credit outstanding at a weighted average interest rate of 5.75 percent.

In April 2006, ONEOK Partners entered into a $1.1 billion 364-day credit agreement (Bridge Facility) with a syndicate of banks and borrowed $1.05 billion to finance a portion of its purchase of certain assets comprising our former Gathering and Processing, Natural Gas Liquids, and Pipelines and Storage segments. Amounts outstanding under the Bridge Facility must be paid in full on or before April 5, 2007. ONEOK Partners must make mandatory prepayments on any outstanding balance under the Bridge Facility with the net cash proceeds of any asset disposition in excess of $10 million or from the net cash proceeds received from any issuance of equity or debt having a term greater than one year. The interest rate applied to amounts under the Bridge Facility may, at ONEOK Partners’ option, be the lender’s base rate or an adjusted LIBOR plus a spread that is based upon its long-term unsecured debt ratings. At June 30, 2006, the weighted average interest rate for borrowings under the Bridge Facility was 5.67 percent.

Under the 2006 Partnership Credit Agreement and the Bridge Facility, ONEOK Partners is required to comply with certain financial, operational and legal covenants. Among other things, these requirements include:

•	maintaining a ratio of EBITDA (net income plus minority interests in net income, interest expense, income taxes, and depreciation and amortization) to interest expense of greater than 3 to 1 and

•	maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA adjusted for pro forma operating results of acquisitions made during the year) of no more than 4.75 to 1.

If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will be increased to 5.25 to 1 for two calendar quarters following the acquisition. Upon any breach of these covenants, amounts outstanding under the 2006 Partnership Credit Agreement and the Bridge Facility may become immediately due and payable.

Guardian Pipeline - ONEOK Partners’ acquisition of an additional 66  2/3 percent interest in Guardian Pipeline resulted in the inclusion of outstanding amounts under Guardian Pipeline’s revolving note agreement in our consolidated balance sheet. The revolving note agreement permits Guardian Pipeline to choose the prime commercial lending rate or LIBOR as the interest rate on its outstanding borrowings, specify the portion of the borrowings to be covered by the specific interest rate options and specify the interest rate period. At June 30, 2006, Guardian Pipeline had $3.0 million outstanding under its $10 million revolving note agreement at an interest rate of 6.60 percent due November 8, 2007.

Guardian Pipeline’s revolving note agreement contains financial covenants (1) restricting the incurrence of other indebtedness by Guardian Pipeline and (2) requiring the maintenance of a minimum interest coverage ratio and a maximum debt ratio. The agreements require the maintenance of a ratio of (1) EBITDA (net income plus interest expense, income taxes, and depreciation and amortization) to interest expense of not less than 1.5 to 1 and (2) total indebtedness to EBITDA of not greater than 6.75 to 1. Upon any breach of these covenants, amounts outstanding under the note agreements may become due and payable immediately.

General - ONEOK’s five-year credit agreement and ONEOK Partners’ 2006 Partnership Credit Agreement and $1.1 billion 364-day credit agreements contain customary affirmative and negative covenants, including covenants relating to liens, investments, fundamental changes in our businesses, changes in the nature of our businesses, transactions with affiliates, the use of proceeds and a covenant that prevents us from restricting our subsidiaries’ ability to pay dividends. At June 30, 2006, ONEOK and ONEOK Partners were in compliance with all credit agreement covenants.

At June 30, 2006, ONEOK had $143.5 million in letters of credit and no commercial paper outstanding. At June 30, 2006, ONEOK Partners had $15.0 million in letters of credit outstanding.

I. LONG-TERM DEBT

The following table sets forth our long-term debt for the periods indicated.

	June 30, 2006	December 31, 2005
	(Thousands of dollars)
ONEOK
5.51% due 2008	$402,303	$402,303
6.0% due 2009	100,000	100,000
7.125% due 2011	400,000	400,000
5.2% due 2015	400,000	400,000
6.4% due 2019	92,760	92,921
6.5% due 2028	92,020	92,246
6.875% due 2028	100,000	100,000
6.0% due 2035	400,000	400,000
Other	5,489	5,732

	1,992,572	1,993,202

ONEOK Partners
8.875% due 2010	250,000	—
7.10% due 2011	225,000	—

	475,000	—

Guardian
Average 7.85%, due 2022	151,537	—

Total long-term notes payable	2,619,109	1,993,202
Change in fair value of hedged debt	29,946	39,211
Unamortized debt premium	(250)	(1,797)
Current maturities	(18,485)	(6,546)

Long-term debt	$2,630,320	$2,024,070

As of June 30, 2006, current maturities outstanding are $6.6 million for ONEOK and $11.9 million for Guardian Pipeline. The aggregate maturities of long-term debt outstanding for years 2007 through 2010 are shown below.

	ONEOK	ONEOK Partners	Guardian	Total
	(Millions of dollars)
2007	$6.6	$—	$11.9	$18.5
2008	408.9	—	11.9	420.8
2009	107.5	—	11.9	119.4
2010	6.3	250.0	11.9	268.2

Additionally, $184.8 million of ONEOK’s debt is callable at par at our option from now until maturity, which is 2019 for $92.8 million and 2028 for $92.0 million. Certain debt agreements have negative covenants that relate to liens and sale/leaseback transactions.

Guardian Pipeline Master Shelf Agreement - ONEOK Partners’ acquisition of an additional 66  2/3 percent interest in Guardian Pipeline resulted in the inclusion of $151.5 million of debt in our consolidated balance sheet. The senior notes were issued under a master shelf agreement with certain financial institutions. Principal payments are due annually through 2022. Interest rates on the notes range from 7.61 percent to 8.27 percent, with an average rate of 7.85 percent. Guardian Pipeline’s master shelf agreement contains financial covenants which are the same as Guardian Pipeline’s revolving note agreement, as described in Note H.

J. EMPLOYEE BENEFIT PLANS

The tables below provide the components of net periodic benefit cost for our pension and other postretirement benefit plans.

	Pension Benefits Three Months Ended June 30,		Pension Benefits Six Months Ended June 30,
	2006	2005	2006	2005
	(Thousands of dollars)
Components of Net Periodic Benefit Cost
Service cost	$5,267	$4,941	$10,532	$9,882
Interest cost	10,871	10,758	21,742	21,516
Expected return on assets	(14,396)	(14,927)	(28,794)	(29,854)
Amortization of unrecognized prior service cost	378	361	756	722
Amortization of loss	3,353	2,126	6,708	4,252

Net periodic benefit cost	$5,473	$3,259	$10,944	$6,518

	Postretirement Benefits Three Months Ended June 30,		Postretirement Benefits Six Months Ended June 30,
	2006	2005	2006	2005
	(Thousands of dollars)
Components of Net Periodic Benefit Cost
Service cost	$1,583	$1,765	$3,166	$3,530
Interest cost	3,539	3,567	7,078	7,134
Expected return on assets	(1,141)	(1,086)	(2,282)	(2,172)
Amortization of unrecognized net asset at adoption	797	864	1,595	1,728
Amortization of unrecognized prior service cost	(571)	118	(1,143)	236
Amortization of loss	2,271	1,617	4,542	3,234

Net periodic benefit cost	$6,478	$6,845	$12,956	$13,690

Contributions - For the six months ended June 30, 2006, contributions of $0.8 million and $14.6 million were made to our pension plan and other postretirement benefit plan, respectively. For 2006, we anticipate total contributions to our defined benefit pension plan and postretirement benefit plan to be $1.5 million and $17.3 million, respectively. Our pay-as-you-go other postretirement benefit plan costs were $5.2 million for the six months ended June 30, 2006, and we expect our total pay-as-you-go costs for 2006 to be $14.0 million.

K. COMMITMENTS AND CONTINGENCIES

Leases - Our operating leases include a gas processing plant, office buildings, vehicles and equipment. The following table sets forth the future minimum lease payments under non-cancelable operating leases for each of the following years.

	ONEOK	ONEOK Partners	Total
	(Millions of dollars)
Remainder of 2006	$24.0	$2.3	$26.3
2007	32.7	3.1	35.8
2008	30.8	2.3	33.1
2009	28.3	0.9	29.2
2010	26.1	0.8	26.9

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

Black Mesa Pipeline - On December 31, 2005, our ONEOK Partners segment’s Black Mesa Pipeline was temporarily shut down due to the expiration of its coal slurry transportation contract. Pending resolution of the issues confronting Mohave Generating Station, its owners requested that Black Mesa Pipeline remain prepared to resume coal slurry operations. In accordance with an agreement reached with a co-owner of Mohave Generating Station, Black Mesa Pipeline was reimbursed for its standby costs. In June 2006, a co-owner of Mohave Generating Station announced that the owners would no longer pursue resumption of plant operations. As a result Black Mesa Pipeline is no longer receiving reimbursement for its standby costs. Accordingly, ONEOK Partners assessed its coal slurry pipeline operation in accordance with its accounting policies related to the goodwill and asset impairment. Its evaluation of the Black Mesa Pipeline indicated a goodwill and asset impairment of $8.4 million and $3.4 million, respectively, which were recorded as depreciation and amortization in the second quarter of 2006. The reduction to our net income, net of minority interest and income taxes, was $3.0 million.

Other - We are a party to other litigation matters and claims, which are normal in the course of our operations. While the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or liquidity.

L. SEGMENTS

Our business segments and the accounting policies of our business segments are the same as those described in Note M and the Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2005, with the exception of the segments described below. Our Distribution segment is comprised of regulated public utilities. Intersegment gross sales are recorded on the same basis as sales to unaffiliated customers. Corporate overhead costs relating to a reportable segment have been allocated for the purpose of calculating operating income. We have no single external customer from which we received 10 percent or more of our consolidated gross revenues for the periods covered by this Quarterly Report on Form 10-Q.

Effective January 1, 2006, we were required to consolidate ONEOK Partners’ operations in our consolidated financial statements under EITF 04-5 and we elected to use the prospective method. In April 2006, we sold certain assets comprising our former Gathering and Processing, Natural Gas Liquids, and Pipelines and Storage segments to ONEOK Partners for approximately $3 billion, including $1.35 billion in cash before adjustments, and approximately 36.5 million Class B limited partner units in ONEOK Partners. These former segments are now included in our ONEOK Partners segment. All periods presented have been restated to reflect this change. Our ONEOK Partners segment gathers, processes, transports and stores natural gas; gathers, treats, stores, and fractionates NGLs and provides NGL gathering and distribution services. The primary customers for our ONEOK Partners segment include major and independent oil and gas production companies, gathering and processing companies, petrochemical and refining companies, natural gas producers, marketers, industrial facilities, local distribution companies and electric power generating plants.

In September 2005, we completed the sale of our Production segment. Additionally, in the third quarter of 2005, we made the decision to sell our Spring Creek power plant and exit the power generation business. These components of our business are accounted for as discontinued operations in accordance with Statement 144. Our Production segment is included in our Other segment in the 2005 tables below, while our power generation business is included in our Energy Services segment in the tables below.

The following tables set forth certain selected financial information for our operating segments for the periods indicated.

Three Months Ended June 30, 2006	Distribution	Energy Services	ONEOK Partners	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$317,109	$1,103,904	$998,070	$8,712	$2,427,795
Energy trading revenues, net	—	4,112	—	—	4,112
Intersegment sales	—	86,763	161,280	(248,043)	—

Total Revenues	$317,109	$1,194,779	$1,159,350	$(239,331)	$2,431,907

Net margin	$119,631	$64,327	$215,200	$2,491	$401,649
Operating costs	91,524	10,304	77,199	1,047	180,074
Depreciation, depletion and amortization	27,161	529	39,282	122	67,094
Gain on sale of assets	—	—	113,877	1,027	114,904

Operating income	$946	$53,494	$212,596	$2,349	$269,385

Loss from operations of discontinued components	$—	$(150)	$—	$—	$(150)
Income from equity investments	$—	$—	$18,075	$—	$18,075
Capital expenditures	$41,017	$—	$35,799	$1,106	$77,922

Three Months Ended June 30, 2005	Distribution	Energy Services	ONEOK Partners	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$339,794	$1,383,473	$263,140	$103,167	$2,089,574
Energy trading revenues, net	—	(8,784)	—	—	(8,784)
Intersegment sales	—	171,257	181,409	(352,666)	—

Total Revenues	$339,794	$1,545,946	$444,549	$(249,499)	$2,080,790

Net margin	$106,492	$11,248	$114,298	$(2,060)	$229,978
Operating costs	83,477	7,783	44,898	(2,035)	134,123
Depreciation, depletion and amortization	30,014	569	12,978	112	43,673

Operating income	$(6,999)	$2,896	$56,422	$(137)	$52,182

Income (loss) from operations of discontinued components	$—	$(593)	$—	$8,371	$7,778
Income from equity investments	$—	$—	$337	$2,496	$2,833
Capital expenditures	$36,323	$132	$14,035	$13,885	$64,375

Six Months Ended June 30, 2006	Distribution	Energy Services	ONEOK Partners	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$1,104,352	$3,123,799	$1,802,613	$145,300	$6,176,064
Energy trading revenues, net	—	11,482	—	—	11,482
Intersegment sales	—	282,650	526,566	(809,216)	—

Total Revenues	$1,104,352	$3,417,931	$2,329,179	$(663,916)	$6,187,546

Net margin	$315,072	$167,481	$420,141	$3,485	$906,179
Operating costs	182,037	19,564	155,802	1,803	359,206
Depreciation, depletion and amortization	55,314	1,104	66,752	250	123,420
Gain on sale of assets	—	—	114,865	1,027	115,892

Operating income	$77,721	$146,813	$312,452	$2,459	$539,445

Income (loss) from operations of discontinued components	$—	$(397)	$—	$—	$(397)
Income from equity investments	$—	$—	$49,954	$—	$49,954
Total assets	$2,628,453	$1,689,530	$5,040,491	$817,630	$10,176,104
Capital expenditures	$77,692	$—	$53,575	$1,326	$132,593

Six Months Ended June 30, 2005	Distribution	Energy Services	ONEOK Partners	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$1,117,924	$2,919,829	$537,701	$211,968	$4,787,422
Energy trading revenues, net	—	408	—	—	408
Intersegment sales	—	377,165	359,040	(736,205)	—

Total Revenues	$1,117,924	$3,297,402	$896,741	$(524,237)	$4,787,830

Net margin	$307,712	$72,443	$222,785	$(2,566)	$600,374
Operating costs	174,105	15,826	88,698	(3,705)	274,924
Depreciation, depletion and amortization	60,003	970	25,692	224	86,889

Operating income	$73,604	$55,647	$108,395	$915	$238,561

Income (loss) from operations of discontinued components	$—	$(1,441)	$—	$15,105	$13,664
Income from equity investments	$—	$—	$636	$5,013	$5,649
Total assets	$2,660,904	$1,300,637	$1,899,394	$835,935	$6,696,870
Capital expenditures	$64,009	$159	$25,155	$33,364	$122,687

M. SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental information with respect to our cash flow for the periods indicated.

	Six Months Ended June 30,
	2006	2005
	(Thousands of dollars)
Cash paid during the period
Interest, including amounts capitalized	$125,670	$104,149
Income taxes	$159,628	$55,260

Cash paid for interest includes swap terminations and treasury rate-lock terminations of $22.6 million for the six months ended June 30, 2005.

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

The compensation cost expensed for our share-based payment plans described below was $5.2 million for the six months ended June 30, 2006, net of tax benefit of $2.0 million. No compensation cost was capitalized for the six months ended June 30, 2006.

Cash received from the exercise of awards under all share-based payment arrangements was $3.6 million for the six months ended June 30, 2006. The actual tax benefit realized for the anticipated tax deductions of the exercise of share-based payment arrangements totaled $1.5 million for the six months ended June 30, 2006. No cash was used to settle awards granted under share-based payment arrangements.

Share-Based Payment Plan Descriptions

The ONEOK, Inc. Long-Term Incentive Plan (the LTIP), ONEOK, Inc. Equity Compensation Plan (Equity Compensation Plan) and the ONEOK, Inc. Stock Compensation Plan for Non-Employee Directors (the DSCP) are described in Note P in our Annual Report on Form 10-K for the year ended December 31, 2005.

Stock Option Activity

The total fair value of stock options vested during the six months ended June 30, 2006, was $3.6 million. The following table sets forth the stock option activity for employees and non-employee directors for the periods indicated.

	Number of Shares	Weighted Average Exercise Price
Outstanding December 31, 2005	1,952,415	$22.51
Exercised	(359,256)	$21.39
Expired	(2,166)	$19.39
Restored	115,667	$31.83

Outstanding June 30, 2006	1,706,660	$23.38

Exercisable June 30, 2006	1,582,692	$22.72

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Awards	Remaining Life (yrs)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in 000’s)	Number of Awards	Remaining Life (yrs)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in 000’s)
$13.44 to $20.16	767,172	5.51	$17.10	$12,996	765,630	5.51	$17.10	$12,970
$20.17 to $30.26	667,819	4.42	$26.01	$5,363	554,822	4.43	$24.98	$5,027
$30.27 to $35.49	271,669	3.80	$34.40	$—	262,240	3.78	$34.38	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value based on our closing stock price of $34.04 as of June 30, 2006, that would have been received by the option holders had all option holders exercised their options as of that date.

The fair value of each option granted was estimated on the date of grant based on the Black-Scholes model using the assumptions in the table below.

Volatility (a)	13.88% to 31.06%
Dividend Yield	2.78% to 8.93%
Risk-free Interest Rate	2.52% to 6.53%

(a) -	Volatility was based on historical volatility over six months using daily stock price observations.

The expected life of outstanding options ranged from one to ten years based upon experience to date and the make-up of the optionees. As of June 30, 2006, the amount of unrecognized compensation cost related to nonvested stock options was not material.

June 30, 2006
Weighted average grant date fair value (per share)	$5.66
Intrinsic value of options exercised (thousands of dollars)	$3,884
Fair value of shares granted (thousands of dollars)	$655

Restricted Stock Activity

Awards granted in 2006 and 2003 vest over a three-year period and entitle the grantee to receive shares of our common stock. Awards granted in 2005 and 2004 entitle the grantee to receive two-thirds of the grant in our common stock and one-third of the grant in cash. The equity awards are measured at fair value as if they were vested and issued on the grant date, generally reduced by expected dividend payments, and adjusted for estimated forfeitures. The portion of the grants that are settled in cash are classified as liability awards with fair value based on the fair market value of our common stock, reduced by expected dividend payments and adjusted for estimated forfeitures, at each reporting date. The total fair value of shares vested during the six months ended June 30, 2006, was $5.7 million.

The following table sets forth activity for the restricted stock equity awards.

	Number of Shares	Weighted Average Exercise Price
Nonvested December 31, 2005	432,856	$19.58
Granted	144,750	$23.82
Released to participants	(198,651)	$17.07
Forfeited	(11,261)	$20.14
Dividends	1,993	$27.19

Nonvested June 30, 2006	369,687	$22.61

The following table sets forth activity for the restricted stock liability awards.

	Number of Shares	Weighted Average Exercise Price
Nonvested December 31, 2005	119,514	$22.44
Released to participants	(4,086)	$21.55
Forfeited	(2,912)	$23.19

Nonvested June 30, 2006	112,516	$22.45

As of June 30, 2006, there was $4.5 million of total unrecognized compensation cost related to our nonvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.5 years.

June 30, 2006
Weighted average grant date fair value (per share)	$23.82
Fair value of shares granted (thousands of dollars)	$3,448

Performance Unit Activity

Performance unit awards granted in 2005 and 2004 entitle the grantee to receive two-thirds of the grant in shares of our common stock and one-third of the grant in cash, while awards granted in 2003 entitle the grantee to receive common stock only. These awards vest over a three-year period. The fair values of these performance units that are classified as equity awards were calculated as of the date of grant and remain fixed as equity units upon adoption of Statement 123R. The fair values of the one-third liability portion of the performance units are estimated at each reporting date based on a Monte Carlo model.

Awards granted in 2006 entitle the grantee to receive the grant in shares of our common stock. Under Statement 123R, our 2006 performance unit awards are equity awards with a market based condition, which results in the compensation cost for these awards being recognized over the requisite service period, provided that the requisite service period is rendered, regardless of when, if ever, the market condition is satisfied. The fair value of these performance units was estimated on the grant date based on a Monte Carlo model. The compensation expense on these awards will only be adjusted for changes in forfeitures. The total fair value of shares vested during the six months ended June 30, 2006, was $4.9 million.

The following table sets forth activity for the performance unit equity awards.

	Number of Units	Weighted Average Exercise Price
Nonvested December 31, 2005	581,847	$21.13
Granted	479,000	$25.98
Released to participants	(158,365)	$15.31
Forfeited	(16,324)	$23.96

Nonvested June 30, 2006	886,158	$24.74

The following table sets forth the assumptions used in the valuation of the 2006 grants.

February 19, 2006
Volatility (a)	18.80%
Dividend Yield	3.70%
Risk-free Interest Rate	4.32%

(a) -	Volatility was based on historical volatility over three years using daily stock price observations.

The following tables set forth activity for the performance unit liability awards and the assumptions used in the valuations.

	Number of Units	Weighted Average Exercise Price
Nonvested December 31, 2005	212,311	$23.31
Released to participants	(166)	$23.36
Forfeited	(7,894)	$23.89

Nonvested June 30, 2006	204,251	$23.29

	January 1, 2006	June 30, 2006
Volatility (a)	19.00%	20.50%
Dividend Yield	3.70%	3.87%
Risk-free Interest Rate	4.37%	5.13%

(a) -	Volatility was based on historical volatility over three years using daily stock price observations.

As of June 30, 2006, there was $14.0 million of total unrecognized compensation cost related to the nonvested performance unit awards, which is expected to be recognized over a weighted-average period of 1.8 years.

June 30, 2006
Weighted average grant date fair value (per share)	$25.98
Fair value of shares granted (thousands of dollars)	$12,444

O. EARNINGS PER SHARE INFORMATION

We compute earnings per common share (EPS) as described in Note Q of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005.

The following tables set forth the computations of the basic and diluted EPS for the periods indicated.

	Three Months Ended June 30, 2006
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations available for common stock	$77,945	117,423	$0.66
Diluted EPS from continuing operations
Effect of options and other dilutive securities		1,603

Income from continuing operations available for common stock and common stock equivalents	$77,945	119,026	$0.65

	Three Months Ended June 30, 2005
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations available for common stock	$17,074	101,143	$0.17
Diluted EPS from continuing operations
Effect of dilutive securities:
Mandatory convertible units	—	6,840
Options and other dilutive securities	—	1,079

Income from continuing operations available for common stock and common stock equivalents	$17,074	109,062	$0.16

	Six Months Ended June 30, 2006
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations available for common stock	$207,684	112,283	$1.85
Diluted EPS from continuing operations
Effect of dilutive securities:
Mandatory convertible units	—	1,259
Options and other dilutive securities	—	1,349

Income from continuing operations available for common stock and common stock equivalents	$207,684	114,891	$1.80

	Six Months Ended June 30, 2005
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations available for common stock	$118,852	102,404	$1.16
Diluted EPS from continuing operations
Effect of dilutive securities:
Mandatory convertible units	—	6,569
Options and other dilutive securities	—	1,058

Income from continuing operations available for common stock and common stock equivalents	$118,852	110,031	$1.08

There were 341,300 and 21,964 option shares excluded from the calculation of diluted EPS for the three months ended June 30, 2006 and 2005, respectively, since their inclusion would have been antidilutive for each period. There were 390,112 and 24,977 option shares excluded from the calculation of diluted EPS for the six months ended June 30, 2006 and 2005, respectively, since their inclusion would be antidilutive for each period.

P. ONEOK PARTNERS

General Partner Interest - See Note B for discussion of the April 2006 acquisition of the additional general partner interest in ONEOK Partners. The limited partner units we received from ONEOK Partners were newly created Class B units with the same distribution rights as the outstanding common units, but have limited voting rights and are subordinated to the common units with respect to payment of minimum quarterly distributions. Under the ONEOK Partners’ partnership agreement and in conjunction with the issuance of additional common units by ONEOK Partners, we, as the general partner, are required to make equity contributions in order to maintain our representative general partner interest.

At June 30, 2006 and 2005, our investment in ONEOK Partners consisted of the following:

	June 30, 2006		June 30, 2005
General partner interest	2.00%		1.650%
Limited partner interest	43.70	%(a)	1.050	%(b)

Total ownership interest	45.70%		2.700%

(a) -	Represents approximately 0.5 million common units and 36.5 million Class B units.
(b) -	Represents approximately 0.5 million common units.

Under the ONEOK Partners’ partnership agreement, distributions are made to their partners with respect to each calendar quarter in an amount equal to 100 percent of available cash. Available cash generally consists of all cash receipts adjusted for cash disbursements and net changes to cash reserves. Available cash will generally be distributed 98.0 percent to limited partners and 2.0 percent to the general partner. As an incentive, the general partner’s percentage interest in quarterly distributions is increased after certain specified target levels are met. Under the incentive distribution provisions, the general partner receives:

•	15 percent of amounts distributed in excess of $0.605 per unit,

•	25 percent of amounts distributed in excess of $0.715 per unit and

•	50 percent of amounts distributed in excess of $0.935 per unit.

ONEOK Partners’ income is allocated to the general and limited partners in accordance with their respective partnership percentages, after giving effect to any priority income allocations for incentive distributions that are allocated to the general partner. The following table shows ONEOK Partners’ distributions that were due to the general partners for the periods ending June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Thousands of dollars)
Distributions to ONEOK	$9,078	$2,300	$11,866	$4,600
Distributions to other general partner	—	488	—	976

Total distributions to general partners	$9,078	$2,788	$11,866	$5,576

The quarterly distributions paid by ONEOK Partners to limited partners in the first and second quarters of 2006 were $0.80 per unit and $0.88 per unit, respectively. In July 2006, ONEOK Partners declared a cash distribution of $0.95 per unit payable in the third quarter. At the current cash distribution of $0.95 per unit, our incentive partner distribution and partner allocation is approximately $8.2 million, payable beginning in the third quarter of 2006.

Affiliate Transactions - We have certain transactions with our 45.7 percent owned ONEOK Partners affiliate, which comprises our ONEOK Partners segment.

ONEOK Partners sells natural gas from its gathering and processing operations to our Energy Services segment. In addition, a large portion of ONEOK Partners’ revenues from its pipelines and storage operations are from our Energy Services and Distribution segments which utilize both transportation and storage services.

As part of the transaction between us and ONEOK Partners, ONEOK Partners acquired contractual rights to process natural gas at the Bushton, Kansas processing plant (Bushton Plant) from us through a Processing and Services Agreement, which sets out the terms for processing and related services we will provide at the Bushton Plant through 2012. In exchange for such services, ONEOK Partners will pay us for all direct costs and expenses of operating the Bushton Plant, including reimbursement of a portion of our obligations under equipment leases covering the Bushton Plant.

We provide a variety of services to our affiliates, including cash management and financing services, employee benefits provided through our benefit plans, administrative services provided by our employees and management, insurance and office space leased in our headquarters building and other field locations. Where costs are specifically incurred on behalf of an affiliate, the costs are billed directly to the affiliate by us. In other situations, the costs are allocated to the affiliates through a variety of methods, depending upon the nature of the expenses and the activities of the affiliates. For example, a benefit that applies equally to all employees is allocated based upon the number of employees in each affiliate. On the other hand, an expense benefiting the consolidated company but having no direct basis for allocation is allocated through a modified Distrigas method, a method using a combination of ratios of gross plant and investment, operating income and wages.

The following table shows transactions with ONEOK Partners for the periods shown.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(Thousands of Dollars)
Revenue	$150,538	$380,226

Expense
Administrative and general expenses	$26,476	$45,911
Interest expense	—	21,281

Total expense	$26,476	$67,192

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Operating income for our second quarter of 2006 was $269.4 million, an increase of $217.2 million, or 416 percent, compared with the same period in 2005. For the first six months of 2006, operating income was $539.4 million, an increase of $300.9 million, or 126 percent, from the same period last year. The increase in operating income, excluding the gain on sale of assets, was $102.3 million and $185.0 million for the three- and six-month periods, respectively. The gain on sale of assets primarily relates to our ONEOK Partners L.P. (formerly Northern Border Partners, L.P.) segment’s sale of its 20 percent partnership interest in Northern Border Pipeline Company (Northern Border Pipeline) to TC PipeLines Intermediate Limited Partnership (TC PipeLines), an affiliate of TransCanada Corporation (TransCanada), in April 2006.

Diluted earnings per share of common stock from continuing operations (EPS) increased to 65 cents for the second quarter of 2006 from 16 cents for the same period in 2005. For the six-month period, EPS increased to $1.80 from $1.08 for the same period last year.

In April 2006, we sold certain assets comprising our former Gathering and Processing, Natural Gas Liquids, and Pipelines and Storage segments to Northern Border Partners, L.P. (renamed ONEOK Partners, L.P. on May 17, 2006) for approximately $3 billion, including $1.35 billion in cash, before adjustments, and approximately 36.5 million Class B limited partner units in ONEOK Partners. We also purchased the remaining 17.5 percent general partner interest which increased our general partner interest to 100 percent of the two percent general partner interest in ONEOK Partners, L.P. (ONEOK Partners). Prior periods have been restated to show our former Gathering and Processing, Natural Gas Liquids, and Pipelines and Storage segments as part of our newly formed ONEOK Partners segment. The legacy operations of ONEOK Partners accounted for increases in our ONEOK Partners segment in 2006 since we consolidated ONEOK Partners beginning January 1, 2006 in accordance with Emerging Issues Task Force (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5). See Impact of New Accounting Standards on page 33 for additional information on the consolidation of ONEOK Partners. In addition, the acquisition of the natural gas liquids businesses owned by Koch Industries, Inc. (Koch) in July 2005, contributed to increases in our ONEOK Partners segment. The purchase of the remaining interest in Guardian Pipeline, L.L.C. (Guardian Pipeline) in April 2006, which resulted in its consolidation retroactive to January 1, 2006, also positively impacted our ONEOK Partners segment. Our legacy operations in the ONEOK Partners segment benefited from higher commodity prices, wider gross processing spreads and increased natural gas transportation revenues. These increases were slightly offset by decreases in our ONEOK Partners segment resulting from the sale of natural gas gathering and processing assets located in Texas in December 2005.

Operating income for our Energy Services segment increased $50.6 million and $91.2 million for the three and six months ended June 30, 2006, respectively. Increases of $21.9 million and $32.0 million for the three and six months ended June 30, 2006, respectively, were related to optimization activities and increased demand fees. Additionally, increases of $16.8 million and $45.0 million for the three and six months ended June 30, 2006, respectively, were due to the effect of improved natural gas basis differentials on transportation contracts.

In July 2006, our Board of Directors announced an increase in our quarterly dividend to $0.32 per share, an increase of approximately seven percent over the $0.30 paid in the second quarter and an increase of approximately 14 percent over the $0.28 paid in the first quarter. This increase is a result of the continued evaluation of our dividend payout in relation to both our financial performance and our peer companies.

Additionally, ONEOK Partners declared an increase in its cash distribution to $0.95 per unit in July 2006, an increase of approximately eight percent over the $0.88 paid in the second quarter and an increase of approximately 19 percent over the $0.80 paid in the first quarter.

ACQUISITIONS AND DIVESTITURES

In May 2006, a subsidiary of ONEOK Partners entered into an agreement with a subsidiary of The Williams Companies, Inc. (Williams) to form a joint venture called Overland Pass Pipeline Company LLC (Overland Pass Pipeline Company). Overland Pass Pipeline Company will build a 750-mile natural gas liquids pipeline from Opal, Wyoming to the mid-continent natural gas liquids market center in Conway, Kansas. The pipeline will be designed to transport approximately 110,000 barrels per day of natural gas liquids (NGLs), which can be increased to approximately 150,000 barrels per day with additional pump facilities. A subsidiary of ONEOK Partners owns 99 percent of the joint venture, will manage the construction project, advance all costs associated with construction and operate the pipeline. Williams will have the option to increase its ownership up to 50 percent by reimbursing ONEOK Partners its proportionate share of all construction costs and, upon full exercise of that option, would become operator within two years of the pipeline becoming operational. Construction of the pipeline is expected to begin in the summer of 2007, with start-up scheduled for early 2008. As part of a long-term agreement, Williams dedicated its NGL production from two of its gas processing plants in Wyoming to the joint-venture company. Subsidiaries of ONEOK Partners will provide downstream fractionation, storage and transportation services to Williams. The pipeline project is estimated to cost approximately $433 million. At the project’s inception, ONEOK Partners paid $11.4 million to Williams for initial capital expenditures incurred. In addition, ONEOK Partners plans to invest approximately $173 million to expand its existing fractionation capabilities and the capacity of its natural gas liquids distribution pipelines. ONEOK Partners’ financing for both projects may include a combination of short- or long-term debt or equity. The project requires the approval of various state and regulatory authorities.

In April 2006, we sold certain assets comprising our former Gathering and Processing, Natural Gas Liquids, and Pipelines and Storage segments to ONEOK Partners for approximately $3 billion, including $1.35 billion in cash, before adjustments, and approximately 36.5 million Class B limited partner units in ONEOK Partners. The Class B limited partner units and the related general partner interest contribution were valued at approximately $1.65 billion. We also purchased, through Northern Plains Natural Gas Company, L.L.C. (renamed ONEOK Partners GP, L.L.C. on May 15, 2006), from an affiliate of TransCanada Corporation (TransCanada) its 17.5 percent general partner interest in ONEOK Partners for $40 million. This purchase resulted in our owning 100 percent of the two percent general partner interest in ONEOK Partners. Following the completion of the transactions, we own approximately 37.0 million common and Class B limited partner units and 100 percent of the two percent ONEOK Partners’ general partner interest. Our overall interest in ONEOK Partners, including the two percent general partner interest, has increased to 45.7 percent. In June 2006, ONEOK Partners recorded a $63.2 million estimated purchase price adjustment to the acquired assets related to a working capital settlement which is reflected as a reduction of the value of the Class B units. The working capital settlement has not been finalized; however, we do not expect material adjustments.

In April 2006, in connection with the transactions described immediately above, our ONEOK Partners segment completed the sale of its 20 percent partnership interest in Northern Border Pipeline to TC PipeLines for approximately $297 million. Our ONEOK Partners segment recorded a gain on sale of approximately $113.9 million in the second quarter of 2006. We and TC PipeLines each now own a 50 percent interest in Northern Border Pipeline, with an affiliate of TransCanada becoming operator of the pipeline in April 2007. Following the completion of the transactions, ONEOK Partners no longer consolidates Northern Border Pipeline in its financial statements. Instead, its interest in Northern Border Pipeline is accounted for as an investment under the equity method. This change is reflected by ONEOK Partners retroactive to January 1, 2006. This change does not affect previously reported net income or shareholders’ equity. TransCanada paid us $10 million for expenses associated with the transfer of operating responsibility of Northern Border Pipeline to them.

In April 2006, our ONEOK Partners segment acquired the remaining 66  2/3 percent interest in Guardian Pipeline for approximately $77 million, increasing our ownership interest to 100 percent. ONEOK Partners used borrowings from its credit facility to fund the acquisition of the additional interest in Guardian Pipeline. Following the completion of the transaction, we consolidated Guardian Pipeline in our consolidated financial statements. This change is retroactive to January 1, 2006. Prior to the transaction, our 33  1/3 percent interest in Guardian Pipeline was accounted for as an investment under the equity method.

In December 2005, we sold our natural gas gathering and processing assets located in Texas to a subsidiary of Eagle Rock Energy, Inc. for approximately $527.2 million and recorded a pre-tax gain of $264.2 million.

In October 2005, we entered into an agreement to sell our Spring Creek power plant to Westar Energy, Inc. (Westar) for approximately $53 million. The transaction requires Federal Energy Regulatory Commission (FERC) approval and is expected to be completed in 2006. The 300-megawatt gas-fired merchant power plant was built in 2001 to supply electrical power during peak periods using gas-powered turbine generators. The financial information related to the properties held for sale is reflected as a discontinued component in this Quarterly Report on Form 10-Q. All periods presented have been restated to reflect the discontinued component.

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

In July 2005, we completed our acquisition of the natural gas liquids businesses owned by Koch for approximately $1.33 billion, net of working capital and cash received. This transaction included Koch Hydrocarbon, L.P.’s entire mid-continent natural gas liquids fractionation business; Koch Pipeline Company, L.P.’s natural gas liquids pipeline distribution systems; Chisholm Pipeline Holdings, Inc., which has a 50 percent ownership interest in Chisholm Pipeline Company; MBFF, L.P., which owns an 80 percent interest in the 160,000 barrel per day fractionator at Mont Belvieu, Texas; and Koch VESCO Holdings, L.L.C., an entity that owns a 10.2 percent interest in Venice Energy Services Company, L.L.C. (VESCO). These assets are included in our consolidated financial statements beginning on July 1, 2005.

REGULATORY

Several regulatory initiatives impacted the earnings and future earnings potential for our Distribution segment and our ONEOK Partners segment. See discussion of our Distribution segment’s regulatory initiatives beginning on page 39 and discussion of our ONEOK Partners segment’s regulatory initiative beginning on page 44.

IMPACT OF NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (Statement 123R). Statement 123R requires companies to expense the fair value of share-based payments net of estimated forfeitures. We adopted Statement 123R as of January 1, 2006, and elected to use the modified prospective method. Statement 123R did not have a material impact on our financial statements as we have been expensing share-based payments since our adoption of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (Statement 148) on January 1, 2003. Awards granted after the adoption of Statement 123R are expensed under the requirements of Statement 123R, while equity awards granted prior to the adoption of Statement 123R will continue to be expensed under Statement 148. We recognized other income of $1.7 million upon adoption of Statement 123R. As of June 30, 2006, there was $4.5 million of total unrecognized compensation cost related to our nonvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.5 years. There was $14.0 million of unrecognized compensation cost related to our performance unit awards as of June 30, 2006, which is expected to be recognized over a weighted-average period of 1.8 years. The total unrecognized compensation cost related to nonvested stock options was not material.

In June 2005, the FASB ratified the consensus reached in EITF 04-5, which presumes that a general partner controls a limited partnership and therefore should consolidate the partnership in the financial statements of the general partner. Effective January 1, 2006, we were required to consolidate ONEOK Partners’ operations in our consolidated financial statements, and we elected to use the prospective method. Accordingly, prior period financial statements have not been restated. The adoption of EITF 04-5 did not have an impact on our net income; however, reported revenues, costs and expenses reflect the operating results of ONEOK Partners.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarified the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes.” FIN 48 is effective for our year ending December 31, 2006. We are currently reviewing the applicability of FIN 48 to our operations and its potential impact on our consolidated financial statements.

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

Under Statement 133, entities are required to record derivative instruments at fair value. The fair value of derivative instruments is determined by commodity exchange prices, over-the-counter quotes, volatility, time value, counterparty credit and the potential impact on market prices of liquidating positions in an orderly manner over a reasonable period of time under current market conditions. Refer to the table on page 54 for amounts in our portfolio at June 30, 2006, that were determined by prices actively quoted, prices provided by other external sources and prices derived from other sources. The majority of our portfolio’s fair values are based on actual market prices. Transactions are also executed in markets for which market prices may exist but the market may be relatively inactive, thereby resulting in limited price transparency that requires management’s subjectivity in estimating fair values.

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

To minimize the risk of fluctuations in natural gas, NGLs and condensate prices, we periodically enter into futures and swaps transactions in order to hedge anticipated purchases and sales of natural gas and condensate, fuel requirements and NGL inventories. Interest rate swaps are also used to manage interest rate risk. Under certain conditions, we designate these derivative instruments as a hedge of exposure to changes in fair values or cash flows. For hedges of exposure to changes in fair value, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. For hedges of exposure to changes in cash flow, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive loss and is subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffectiveness of designated hedges is reported in earnings in the period the ineffectiveness occurs.

Many of our purchase and sale agreements that otherwise would be required to follow derivative accounting qualify as normal purchases and normal sales under Statement 133 and are therefore exempt from fair value accounting treatment.

Impairment of Goodwill and Long-Lived Assets - We assess our goodwill for impairment at least annually based on Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (Statement 142). An initial assessment is made by comparing the fair value of the operations with goodwill, as determined in accordance with Statement 142, to the book value of each reporting unit. If the fair value is less than the book value, an impairment is indicated, and we must perform a second test to measure the amount of the impairment. In the second test, we calculate the implied fair value of the goodwill by deducting the fair value of all tangible and intangible net assets of the operations with goodwill from the fair value determined in step one of the assessment. If the carrying value of the goodwill exceeds this calculated implied fair value of the goodwill, we will record an impairment charge. At June 30, 2006, we had $572.8 million of goodwill recorded on our balance sheet as shown below.

(Thousands of dollars)
Distribution	$157,953
Energy Services	10,255
ONEOK Partners	403,481
Other	1,099

Total goodwill	$572,788

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

In June 2006, we recorded a goodwill and asset impairment related to our ONEOK Partners segment’s Black Mesa Pipeline. For further discussion of this impairment, see Note K of the notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q. We do not currently anticipate any additional goodwill or asset impairments to occur within the next year, but if such events were to occur over the long-term, the impact could be significant to our financial condition and results of operations.

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

During 2005, we recorded net periodic benefit costs of $13.0 million related to our defined benefit pension plans and $27.4 million related to postretirement benefits. We estimate that in 2006 we will record net periodic benefit costs of $21.9 million related to our defined benefit pension plan and $25.9 million related to postretirement benefits. In determining our estimated expenses for 2006, our actuarial consultant assumed an 8.75 percent expected return on plan assets and a discount rate of 5.75 percent. A decrease in our expected return on plan assets to 8.50 percent would increase our 2006 estimated net periodic benefit costs by approximately $1.6 million for our defined benefit pension plan and would not have a significant impact on our postretirement benefit plan. A decrease in our assumed discount rate to 5.25 percent would increase our 2006 estimated net periodic benefit costs by approximately $4.9 million for our defined benefit pension plan and $1.6 million for our postretirement benefit plan. For 2006, we anticipate our total contributions to our defined benefit pension plan and postretirement benefit plan to be $1.5 million and $17.3 million, respectively, and our pay-as-you-go other postretirement benefit plan costs to be $14.0 million. See Note J of Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

For further discussion of our accounting policies, see Note A of Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

FINANCIAL AND OPERATING RESULTS

Consolidated Operations

The following table sets forth certain selected consolidated financial information for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Results	2006	2005	2006	2005
	(Thousands of dollars)
Operating revenues, excluding energy trading revenues	$2,427,795	$2,089,574	$6,176,064	$4,787,422
Energy trading revenues, net	4,112	(8,784)	11,482	408
Cost of sales and fuel	2,030,258	1,850,812	5,281,367	4,187,456

Net margin	401,649	229,978	906,179	600,374
Operating costs	180,074	134,123	359,206	274,924
Depreciation, depletion and amortization	67,094	43,673	123,420	86,889
Gain on sale of assets	114,904	—	115,892	—

Operating income	$269,385	$52,182	$539,445	$238,561

Other income	$26,266	$3,938	$63,279	$9,236
Other expense	$5,898	$3,939	$11,734	$4,722
Minority interest in income of consolidated subsidiaries	$100,567	$—	$136,339	$—

Discontinued operations, net of taxes:
Income (loss) from operations of discontinued components, net of tax	$(150)	$7,778	$(397)	$13,664

Operating Results - Net margin increased for the three and six months ended June 30, 2006, compared with the same periods in 2005 primarily due to:

•	the consolidation of our investment in ONEOK Partners as required by EITF 04-5,

•	the effect of the natural gas liquids assets acquired from Koch in our ONEOK Partners segment,

•	higher commodity prices, wider gross processing spreads and increased natural gas transportation revenue in our ONEOK Partners segment,

•	the consolidation of Guardian Pipeline in our ONEOK Partners segment,

•	an increase in optimization activities and demand fees in our Energy Services segment, and

•	the effect of increased natural gas basis differentials on transportation contracts in our Energy Services segment.

These increases in net margin were slightly offset by a decrease in our ONEOK Partners segment due to the sale of our natural gas gathering and processing assets located in Texas during December 2005.

Consolidated operating costs increased for the three- and six-month periods primarily due to the consolidation of our investment in ONEOK Partners as required by EITF 04-5, the costs related to the natural gas liquids assets acquired from Koch, the costs related to Guardian Pipeline and increased employee benefit costs.

Depreciation, depletion and amortization increased for the three- and six-month periods primarily due to the consolidation of our investment in ONEOK Partners as required by EITF 04-5, the costs associated with the natural gas liquids assets we acquired from Koch, the Black Mesa Pipeline impairment and the costs associated with Guardian Pipeline. These increases were partially offset by decreases in our Distribution segment due to a charge in the first quarter of 2005 related to the replacement of our customer service system in Texas and due to cathodic protection and service line amortization in Oklahoma from a limited issue rider which expired in the second quarter of 2005.

The gain on sale of assets included in operating income is primarily due to $113.9 million related to ONEOK Partners’ sale of its 20 percent partnership interest in Northern Border Pipeline to TC PipeLines in April 2006. For additional information, see discussion on page 32.

Minority interest expense primarily relates to the portion of ONEOK Partners that we did not own during the three and six months ended June 30, 2006.

The following tables show the components of other income and other expense for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Thousands of dollars)
Equity income	$18,075	$2,833	$49,954	$5,649
Interest income	5,374	275	6,243	704
Other	2,817	830	7,082	2,883

Other Income	$26,266	$3,938	$63,279	$9,236

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Thousands of dollars)
Acquisition expense	$4,995	$163	$9,560	$297
Litigation expense and claims, net	—	2,250	—	2,250
Donations and civic	565	250	897	542
Other	338	1,276	1,277	1,633

Other Expense	$5,898	$3,939	$11,734	$4,722

More information regarding our results of operations is provided in the discussion of operating results for each of our segments.

Distribution

Overview - Our Distribution segment provides natural gas distribution services to over two million customers in Oklahoma, Kansas and Texas through Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, respectively. We serve residential, commercial, industrial and transportation customers in all three states. In addition, our distribution companies in Oklahoma and Kansas serve wholesale customers and in Texas serve public authority customers.

Selected Financial Information - The following table sets forth certain selected financial information for our Distribution segment for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Results	2006	2005	2006	2005
	(Thousands of dollars)
Gas sales	$290,550	$313,689	$1,041,322	$1,055,994
Transportation revenues	18,834	19,156	45,187	47,528
Cost of gas	197,478	233,302	789,280	810,212

Gross margin	111,906	99,543	297,229	293,310
Other revenues	7,725	6,949	17,843	14,402

Net margin	119,631	106,492	315,072	307,712
Operating costs	91,524	83,477	182,037	174,105
Depreciation, depletion and amortization	27,161	30,014	55,314	60,003

Operating income (loss)	$946	$(6,999)	$77,721	$73,604

Other income (expense), net	$(470)	$(119)	$633	$(312)

Operating Results - Net margin increased by $13.1 million for the three months ended June 30, 2006, compared with the same period in 2005, primarily due to:

•	an increase of $15.4 million primarily due to the implementation of new rate schedules in Oklahoma and

•	a decrease of $3.1 million due to expiring riders and lower volumetric rider collections in Oklahoma.

Net margin increased by $7.4 million for the six months ended June 30, 2006, compared with the same period in 2005, primarily due to:

•	an increase of $30.3 million primarily due to the implementation of new rate schedules in Oklahoma,

•	a decrease of $15.8 million due to expiring riders and lower volumetric rider collections in Oklahoma,

•	a decrease of $9.0 million in customer sales due to warmer weather in our entire service territory and

•	an increase of $2.0 million attributable to return on storage investments in Oklahoma.

The impact of warmer than normal weather in the six-month period was moderated by approved weather-protection mechanisms and by the implementation of a new two-tier rate structure in Oklahoma. The new Oklahoma rate structure reduces volumetric sensitivity while providing more consistent earnings and cash flow over time.

Operating costs increased $8.0 million for the three-month period primarily due to an increase in labor and employee benefit costs of $7.8 million. The $7.9 million increase for the six-month period was primarily due to an increase of $9.9 million in labor and employee benefit costs, which was offset by a $2.7 million decrease in bad debt expense.

Depreciation, depletion and amortization decreased $2.9 million and $4.7 million for the three and six months ended June 30, 2006, respectively, due to a $2.9 million charge in the first quarter of 2005 related to the replacement of our customer service system in Texas and due to $2.0 million in cathodic protection and service line amortization in Oklahoma from a limited issue rider which expired in the second quarter of 2005.

Selected Operating Data - The following tables set forth certain operating information for our Distribution segment for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Information	2006	2005	2006	2005
Average number of customers	2,031,795	2,019,953	2,041,155	2,031,720
Customers per employee	709	688	710	687
Capital expenditures (Thousands of dollars)	$41,017	$36,323	$77,692	$64,009

	Three Months Ended June 30,		Six Months Ended June 30,
Margin	2006	2005	2006	2005
Gas sales	(Thousands of dollars)
Residential	$76,810	$66,389	$205,214	$193,380
Commercial	16,088	14,340	47,967	52,195
Industrial	750	329	1,608	1,589
Wholesale	1,943	1,616	2,812	3,196
Public Authority	460	573	1,280	1,561

Gross margin on gas sales	96,051	83,247	258,881	251,921
Transportation	15,855	16,296	38,348	41,389

Gross margin	$111,906	$99,543	$297,229	$293,310

	Three Months Ended June 30,		Six Months Ended June 30,
Volumes (MMcf)	2006	2005	2006	2005
Gas sales
Residential	12,506	14,502	64,929	73,047
Commercial	4,087	5,238	19,394	23,317
Industrial	384	419	964	1,201
Wholesale	11,567	9,584	16,507	16,456
Public Authority	281	323	1,168	1,288

Total volumes sold	28,825	30,066	102,962	115,309
Transportation	46,553	58,419	103,512	127,590

Total volumes delivered	75,378	88,485	206,474	242,899

Residential and commercial volumes decreased for the three- and six-month periods due to warmer weather, primarily in the first quarter of 2006.

Wholesale sales represent contracted gas volumes that exceed the needs of our residential, commercial and industrial customer base and are available for sale to other parties. Wholesale volumes increased for the three months ended June 30, 2006 as fewer volumes were required to meet customers’ demands, resulting in additional volume being available for sale to other parties.

Public authority natural gas volumes reflect volumes used by state and local agencies and school districts serviced by Texas Gas Service.

Capital Expenditures - Our capital expenditure program includes expenditures for extending service to new areas, modifying customer service lines, increasing system capabilities, general replacements and improvements. It is our practice to maintain and periodically upgrade facilities to assure safe, reliable and efficient operations. Our capital expenditure program included $11.3 million and $10.4 million for new business development for the three months ended June 30, 2006 and 2005, respectively, and $24.8 and $19.8 million for new business development for the six months ended June 30, 2006 and 2005, respectively. Increased spending in 2006 represents timing differences and capital spending related to our new customer service and billing system.

Regulatory Initiatives

Kansas - On May 15, 2006, Kansas Gas Service announced that it filed a request with the Kansas Corporation Commission (KCC) to increase its annual revenues by $73.3 million. Since its last rate case in 2003, Kansas Gas Service has invested approximately $170 million in its natural gas distribution system to provide service for 642,000 Kansas customers. This is the company’s first rate increase request in three years. The KCC has 240 days to issue a ruling on Kansas Gas Service’s application.

Texas - Texas Gas Service has received several regulatory approvals to implement rate increases in various municipalities in Texas. A total of $4.7 million in revenue increases have been agreed upon or approved in 2006 and we expect the new rates to be fully implemented by mid-August 2006.

Union - The contract with the International Brotherhood of Electrical Workers (IBEW) expired June 30, 2006. Negotiations are ongoing.

General - Certain costs to be recovered through the ratemaking process have been recorded as regulatory assets in accordance with Statement 71. Should recovery cease due to regulatory actions, certain of these assets may no longer meet the criteria of Statement 71 and, accordingly, a write-off of regulatory assets and stranded costs may be required.

Energy Services

Overview - Our Energy Services segment’s primary focus is to create value for our customers by delivering physical natural gas products and risk management services through our network of contracted transportation and storage capacity and natural gas supply. These services include meeting our customers’ baseload, swing and peaking natural gas commodity requirements on a year-round basis. To provide these bundled services, we lease storage and transportation capacity. Our total storage capacity under lease is 86 Bcf, with maximum withdrawal capability of 2.2 Bcf per day and maximum injection capability of 1.5 Bcf per day. Our current transportation capacity is 1.5 Bcf per day. The contracted storage and transportation capacity connects the major supply and demand centers throughout the United States and Canada. With these contracted assets, our ongoing business strategies include identifying, developing and delivering specialized services and products for premium value to our customers, which are primarily local distribution companies (LDCs), electric utilities, and commercial and industrial end users. Also, our storage and transportation capacity allows us opportunities to optimize these positions through our application of market knowledge and risk management skills.

In May 2006, our Energy Services segment was selected to provide subsidiaries of FirstEnergy Corporation (FirstEnergy) with natural gas supply and natural gas management services for its three natural gas-fired electric generation plants located in Richland and West Lorain, Ohio and Sumpter, Michigan. Under the three-year contract, we will serve as the exclusive natural gas commodity and services provider, be FirstEnergy’s agent responsible for managing its transportation and storage capacity, and be responsible for optimizing the delivered cost of the gas to FirstEnergy.

Our Energy Services segment, which consists of wholly owned subsidiaries, regularly provides services to our 45.7 percent owned ONEOK Partners affiliate, which comprises our ONEOK Partners segment. These services are provided under agreements with market-based terms.

Due to seasonality of natural gas consumption, earnings are normally higher during the winter months than the summer months. Our Energy Services segment’s margins are subject to fluctuations during the year primarily due to the impact certain seasonal factors have on sales volumes and the price of natural gas. Natural gas sales volumes are typically higher in the winter heating months than in the summer months, reflecting increased demand due to greater heating requirements and, typically, higher natural gas prices that occur during the winter heating months. During periods of high natural gas demand, we utilize storage capacity to supplement natural gas supply volumes to meet peak day demand obligations or market needs.

Selected Financial and Operating Information - The following tables set forth certain selected financial and operating information for our Energy Services segment for the periods indicated. In the third quarter of 2005, we made the decision to sell our Spring Creek power plant, located in central Oklahoma, and exit the power generation business. These assets were held for sale at June 30, 2006, and, accordingly, this component of our business is accounted for as discontinued operations, in accordance with Statement 144. The discontinued operations are excluded from the financial and operating results below. For additional information, see discussion of discontinued operations on page 45.

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Results	2006	2005	2006	2005
	(Thousands of dollars)
Energy and power revenues	$1,190,666	$1,554,534	$3,406,333	$3,296,592
Energy trading revenues, net	4,112	(8,784)	11,482	408
Other revenues	1	196	116	402
Cost of sales and fuel	1,130,452	1,534,698	3,250,450	3,224,959

Net margin	64,327	11,248	167,481	72,443
Operating costs	10,304	7,783	19,564	15,826
Depreciation, depletion and amortization	529	569	1,104	970

Operating income	$53,494	$2,896	$146,813	$55,647

Other income (expense), net	$(3,674)	$(1,966)	$(6,616)	$(3,855)

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Information	2006	2005	2006	2005
Natural gas marketed (Bcf)	254	275	564	600
Natural gas gross margin ($/Mcf)	$0.25	$0.02	$0.26	$0.09
Physically settled volumes (Bcf)	536	574	1,138	1,199
Capital expenditures (Thousands of dollars)	$—	$132	$—	$159

Operating Results - Net margin increased by $53.1 million for the three months ended June 30, 2006, compared with the same period in 2005, primarily due to:

•	an increase of $21.9 million related to storage and marketing margins primarily due to optimization activities from a favorably priced supply position,

•	an increase of $16.8 million in transportation margins, net of hedging activities, primarily due to improved natural gas basis differentials between the mid-continent and Gulf Coast regions,

•	an increase of $13.3 million in our natural gas trading activities primarily due to improved trading margins in the natural gas option portfolios derived from lower natural gas prices, and

•	an increase of $1.3 million in retail activities due to improved physical margins.

Net margin increased $95.0 million for the six months ended June 30, 2006 compared with the same period in 2005, primarily due to:

•	an increase of $45.0 million in transportation margins, net of hedging activities, primarily due to improved natural gas basis differentials between the mid-continent and Gulf Coast regions,

•	an increase of $32.0 million related to storage and marketing margins primarily due to an increase in demand fees associated with our peaking and load following services in the first quarter of 2006 and optimization activities in the second quarter of 2006,

•	an increase of $17.4 million in our natural gas trading operations primarily associated with favorable basis spread movements in the basis trading portfolio and improved trading margins in the option portfolio, and

•	an increase of $1.5 million in retail activities due to improved physical margins.

Operating costs increased $2.5 million and $3.7 million for the three and six months ended June 30, 2006, respectively, primarily due to increased employee-related costs.

Natural gas volumes marketed decreased for the three- and six-month periods in 2006 compared with 2005, primarily due to higher storage injections in the second quarter of 2006 and warmer weather in the majority of our service territory in the first quarter of 2006 resulting in decreased storage withdrawals.

Our natural gas in storage at June 30, 2006, was 73.3 Bcf compared with 59.0 Bcf at June 30, 2005. At June 30, 2006 and 2005, our total natural gas storage capacity under lease was 86 Bcf.

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

The following table shows our margins by activity for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Thousands of dollars)
Marketing and storage, gross	$95,637	$52,952	$230,705	$144,439
Less: Storage and transportation costs	(44,282)	(40,074)	(93,541)	(83,376)

Marketing and storage, net	51,355	12,878	137,164	61,063
Retail marketing	4,310	3,047	9,759	8,257
Financial trading	8,662	(4,677)	20,558	3,123

Net margin	$64,327	$11,248	$167,481	$72,443

Marketing and storage activities, net, primarily include physical marketing, purchases and sales, firm storage and transportation capacity, including the impact of cash flow and fair value hedges, and other derivative instruments used to manage our risk associated with these activities. The combination of owning supply, controlling strategic assets and risk management services allows us to provide commodity-diverse products and services to our customers such as peaking and load following services.

Retail marketing includes revenues from providing physical marketing and supply services to residential and small commercial and industrial customers.

Financial trading revenues include activities that are generally executed using financially settled derivatives. These activities are normally short-term in nature, with a focus of capturing short-term price volatility. Energy trading revenues, net, in our consolidated income statement includes certain physical natural gas transactions with our trading counterparties and financial trading margins. Revenues and cost of sales and fuel from such physical transactions are required to be reported on a net basis.

ONEOK Partners

Overview - Our ONEOK Partners segment gathers, processes, transports and stores natural gas; gathers, treats, stores and fractionates NGLs and provides NGL gathering and distribution services.

We gather and process natural gas and fractionate NGLs primarily in the Mid-continent and Rocky Mountain regions. Our operations include the gathering of natural gas production from crude oil and natural gas wells. Through gathering systems, these volumes are aggregated and treated or processed to remove water vapor, solids and other contaminants and to extract NGLs in order to provide marketable natural gas, commonly referred to as residue gas. When the liquids are separated from the raw natural gas at the processing plants, the liquids are generally in the form of a mixed NGL stream.

We also gather, store, fractionate and treat NGLs, and store NGL purity products produced from gas processing plants located in Oklahoma, Kansas and the Texas panhandle. We connect the NGL production basins in Oklahoma, Kansas and the Texas panhandle with the key NGL market centers in Conway, Kansas and Mont Belvieu, Texas.

Most natural gas produced at the wellhead contains a mixture of NGL components such as ethane, propane, iso-butane, normal butane and natural gasoline. Natural gas processing plants remove the NGLs from the natural gas stream to realize the higher economic value of the NGLs and to meet natural gas pipeline quality specifications, which limit NGL content in the natural gas stream due to liquid and Btu content. The NGLs that are separated from the natural gas stream at the natural gas processing plants remain in a mixed, raw form until they are gathered, primarily by pipeline, and delivered to our fractionators. A fractionator, by applying heat and pressure, separates each NGL component into marketable NGL purity products, such as ethane/propane mix, propane, iso-butane, normal butane and natural gasoline (collectively NGL purity products). These NGL purity products can then be stored or distributed to petrochemical, heating and motor gasoline manufacturers.

We operate intrastate and FERC-regulated interstate natural gas transmission pipelines, natural gas storage and FERC-regulated natural gas liquids gathering and distribution pipelines and nonprocessable natural gas gathering facilities. We also provide interstate natural gas transportation service under Section 311(a) of the Natural Gas Policy Act.

Selected Financial and Operating Information - The following tables set forth certain selected financial and operating information for our ONEOK Partners segment for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
Financial Results	2006	2005		2006	2005
	(Thousands of dollars)
Commodity based revenues	$1,013,383	$372,612		$2,046,592	$756,224
Fee based revenues	97,861	69,095		199,201	134,919
Other revenues	48,106	2,842		83,386	5,598
Cost of sales and fuel	944,150	330,251		1,909,038	673,956

Net margin	215,200	114,298		420,141	222,785
Operating costs	77,199	44,898		155,802	88,698
Depreciation, depletion and amortization	39,282	12,978		66,752	25,692
Gain on sale of assets	113,877	—		114,865	—

Operating income	$212,596	$56,422		$312,452	$108,395

Other income (expense), net	$16,193	$(427)		$49,088	$(262)
Minority interest in income of consolidated subsidiaries	$519	$—		$2,138	$—

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Information	2006	2005		2006	2005
Total gas gathered (BBtu/d) (b)	1,142	1,131		1,149	1,121
Total gas processed (BBtu/d) (b)	993	1,167		958	1,135
Natural gas liquids gathered (MBbl/d)	213	(a	)	203	(a	)
Natural gas liquids sales (MBbl/d)	199	87		203	93
Natural gas liquids fractionated (MBbl/d)	333	(a	)	309	(a	)
Natural gas transported (MMcf)	112,998	108,898		245,533	240,228
Gas sales (BBtu/d) (b)	288	353		298	346
Capital expenditures (Thousands of dollars)	$35,799	$14,035		$53,575	$25,155

(a) -	The acquisition of these assets was completed July 1, 2005.
(b) -	BBtu/d is billion British thermal units per day.

Operating results - We began consolidating our investment in ONEOK Partners as of January 1, 2006, in accordance with EITF 04-5. We elected to use the prospective method, which results in our consolidated financial results and operating information including only 2006 data for the legacy ONEOK Partners operations. See Impact of New Accounting Standards on page 33 for additional information.

In April 2006, we sold certain assets comprising our former Gathering and Processing, Natural Gas Liquids, and Pipelines and Storage segments to ONEOK Partners for approximately $3 billion, including $1.35 billion in cash before adjustments, and approximately 36.5 million Class B limited partner units in ONEOK Partners. These former segments are now included in our ONEOK Partners segment.

Net margin increased by $100.9 million and $197.4 million for the three- and six-month periods ended June 30, 2006, respectively, primarily due to:

•	an increase of $44.1 million and $91.5 million, respectively, from the legacy ONEOK Partners operations which were consolidated beginning January 1, 2006,

•	an increase of $59.4 million and $101.8 million, respectively, related to net revenues on natural gas liquids gathering and distribution pipelines acquired from Koch in July 2005,

•	an increase of $12.2 million and $28.4 million, respectively, from our legacy operations driven primarily by higher commodity prices, wider gross processing spreads and increased natural gas transportation revenues,

•	an increase of $8.5 million and $17.8 million, respectively, resulting from the consolidation of Guardian Pipeline beginning January 1, 2006, and

•	a decrease of $20.9 million and $39.7 million, respectively, resulting from the sale of natural gas gathering and processing assets located in Texas in December 2005.

The increase in operating costs of $32.3 million and $67.1 million, respectively, for the three- and six-month periods, is primarily related to the consolidation of the legacy ONEOK Partners operations, the natural gas liquids assets acquired in 2005, and the consolidation of Guardian Pipeline beginning January 1, 2006, offset by the sale of the Texas natural gas gathering and processing assets in December 2005.

The increase in depreciation, depletion and amortization of $26.3 million and $41.1 million for the three- and six-month periods, respectively, is primarily related to the consolidation of the legacy ONEOK Partners operations, the acquisition of natural gas liquids assets acquired in 2005, the Black Mesa Pipeline impairment and the consolidation of Guardian Pipeline beginning January 1, 2006, offset by the sale of natural gas gathering and processing assets located in Texas in December 2005.

The increase in other income (expense), net of $16.6 million and $49.3 million for the three- and six-month periods resulted primarily from equity earnings in unconsolidated affiliates representing ONEOK Partners’ 50 percent interest in Northern Border Pipeline and gathering and processing joint venture interests in the Powder River and Wind River Basins.

Risk Management - We use commodity financial instruments, including NYMEX contracts, fixed price swaps and collars, which are all designated as cash flow hedges, to minimize earnings volatility related to natural gas and natural gas liquids price fluctuations. The realized financial impact of the derivative transactions is included in our operating income in the period that the physical transaction occurs. The following table sets forth our hedging information for the remainder of 2006 for our ONEOK Partners segment.

	Year Ending December 31, 2006
Product	Volumes Hedged	Average Price Per Unit
Percent of Proceeds:
Condensate (a) (Bbl/d)	815	$52.00 - $60.00
Natural gas liquids (b) (Bbl/d)	2,813	$44.13
Natural gas (a) (MMBtu/d)	5,217	$6.15 - $11.00
Natural gas (b) (MMBtu/d)	7,000	$7.92
Keep whole:
Gross processing spread (MMBtu/d)	10,550	$6.01

(a) -	Hedged with NYMEX-based collars.
(b) -	Hedged with fixed price swaps.

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

Other - On December 31, 2005, our ONEOK Partners segment’s Black Mesa Pipeline was temporarily shut down due to the expiration of its coal slurry transportation contract. Pending resolution of the issues confronting Mohave Generating Station, its owners requested that Black Mesa Pipeline remain prepared to resume coal slurry operations. In accordance with an agreement reached with a co-owner of Mohave Generating Station, Black Mesa Pipeline was reimbursed for its standby costs. In June 2006, a co-owner of Mohave Generating Station announced that the owners would no longer pursue resumption of plant operations. As a result Black Mesa Pipeline is no longer receiving reimbursement for its standby costs. Accordingly, ONEOK Partners assessed its coal slurry pipeline operation in accordance with its accounting policies related to the goodwill and asset impairment. Its evaluation of the Black Mesa Pipeline indicated a goodwill and asset impairment of $8.4 million and $3.4 million, respectively, which were recorded as depreciation and amortization in the second quarter of 2006. The reduction to our net income, net of minority interest and income taxes, was $3.0 million.

DISCONTINUED OPERATIONS

Overview - In September 2005, we completed the sale of our Production segment to TXOK Acquisition, Inc. for $645 million, before adjustments, and recognized a pre-tax gain on the sale of approximately $240.3 million. The gain reflects the cash received less adjustments, selling expenses and the net book value of the assets sold. The proceeds from the sale were used to reduce debt. Our Board of Directors authorized management to pursue the sale during July 2005, which resulted in our Production segment being classified as held for sale beginning July 1, 2005.

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

Selected Financial Information - The amounts of revenue, costs and income taxes reported in discontinued operations are as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Thousands of dollars)
Operating revenues	$3,315	$40,330	$5,164	$86,153
Cost of sales and fuel	2,386	6,977	3,504	23,631

Net margin	929	33,353	1,660	62,522
Operating costs	266	8,412	492	16,089
Depreciation, depletion and amortization	—	8,492	—	16,772

Operating income	663	16,449	1,168	29,661

Other income (expense), net	—	5	—	(1)
Interest expense	904	3,910	1,808	7,622
Income taxes	(91)	4,766	(243)	8,374

Income (loss) from operations of discontinued components, net	$(150)	$7,778	$(397)	$13,664

LIQUIDITY AND CAPITAL RESOURCES

General - Part of our strategy is to grow through acquisitions that strengthen and complement our existing assets. We have relied primarily on operating cash flow, borrowings from commercial paper and credit agreements, and issuance of debt and equity in the capital markets for our liquidity and capital resource requirements. We expect to continue to use these sources for liquidity and capital resource needs on both a short- and long-term basis. We have no material guarantees of debt or other similar commitments to unaffiliated parties. During 2006 and 2005, our capital expenditures were financed through operating cash flows and short- and long-term debt. Capital expenditures for the first six months of 2006 were $133 million, compared with $123 million for the same period in 2005, exclusive of acquisitions.

Financing - Financing is provided through available cash, our commercial paper program and long-term debt. We also have credit agreements, as discussed below, which are used as a back-up for the commercial paper program and short-term liquidity needs. Other options to obtain financing include, but are not limited to, issuance of equity, issuance of mandatory convertible debt securities, issuance of trust preferred securities by ONEOK Capital Trust I or ONEOK Capital Trust II, asset securitization and sale/leaseback of facilities. ONEOK Partners’ operations are also financed through the issuance of debt and limited partner units.

The total amount of short-term borrowings authorized by the Board of Directors of ONEOK is $2.5 billion. In addition to the short-term bridge financing agreement discussed below, the total amount of short-term borrowings authorized by the Board of Directors of ONEOK Partners GP, L.L.C. is $750 million and an additional $10 million is authorized for Guardian Pipeline. At June 30, 2006, ONEOK had no commercial paper outstanding, $143.5 million in letters of credit issued, and available cash of approximately $620.5 million. At June 30, 2006, ONEOK Partners had $15.0 million in letters of credit issued, $311.0 million outstanding under the 2006 Partnership Credit Agreement at a weighted average interest rate of 5.75 percent and $3.0 million outstanding under the Guardian Pipeline Revolving Note Agreement at a weighted average interest rate of 6.60 percent, and available cash of approximately $24.9 million. As of June 30, 2006, ONEOK could have issued $2.8 billion of additional debt under the most restrictive provisions contained in our various borrowing agreements. As of June 30, 2006, ONEOK Partners could have issued, under the most restrictive provisions of its agreements, $1.7 billion of additional debt.

Short-term Bridge Financing Agreement - On July 1, 2005, we borrowed $1.0 billion under a new short-term bridge financing agreement to assist in financing our acquisition of assets from Koch. See Note B for additional information about this acquisition. We funded the remaining acquisition cost through our commercial paper program. During the three months ended March 31, 2006, we repaid the remaining $900 million under our short-term bridge financing program.

Five-year Credit Agreement - In April 2006, we amended ONEOK’s 2004 $1.2 billion five-year credit agreement to accommodate the transaction with ONEOK Partners. This amendment included changes to the material adverse effect representation, the burdensome agreement representation and the covenant regarding maintenance of control of ONEOK Partners.

In July 2006, we amended and restated ONEOK’s 2004 $1.2 billion five-year credit agreement. The new amendment included revised pricing, an extension of the maturity date from 2009 to 2011, an option for additional extensions of the maturity date with the consent of the lenders, and an option to request an increase in the commitments of the lenders of up to an additional $500 million. The interest rate applicable to extensions of credit is based, at our election, on either (i) the higher of prime or one-half of one percent above the Federal Funds Rate, which is the rate that banks charge each other for the overnight borrowing of funds, or (ii) the Eurodollar rate plus a set number of basis points based on our current long-term unsecured debt ratings. ONEOK’s five-year credit agreement includes a $500 million sublimit for the issuance of standby letters of credit. ONEOK’s five-year credit agreement also has a limitation on our debt-to-capital ratio, which may not exceed 67.5 percent at the end of any calendar quarter, a covenant that we maintain the power to control the management and policies of ONEOK Partners, and a limit on new investments in master limited partnerships. The debt covenant calculations in ONEOK’s five-year credit agreement exclude the debt of ONEOK Partners.

ONEOK Partners - In March 2006, ONEOK Partners entered into a five-year $750 million amended and restated revolving credit agreement (2006 Partnership Credit Agreement) with certain financial institutions and terminated its $500 million revolving credit agreement. At June 30, 2006, ONEOK Partners had borrowings of $311.0 million under the 2006 Partnership Credit Agreement and a $15.0 million letter of credit outstanding at a weighted average interest rate of 5.75 percent.

In April 2006, ONEOK Partners entered into a $1.1 billion 364-day credit agreement (Bridge Facility) with a syndicate of banks and borrowed $1.05 billion to finance a portion of its purchase of certain assets comprising our former Gathering and Processing, Natural Gas Liquids, and Pipelines and Storage segments. Amounts outstanding under the Bridge Facility must be paid in full on or before April 5, 2007. ONEOK Partners must make mandatory prepayments on any outstanding balance under the Bridge Facility with the net cash proceeds of any asset disposition in excess of $10 million or from the net cash proceeds received from any issuance of equity or debt having a term greater than one year. The interest rate applied to amounts under the Bridge Facility may, at ONEOK Partners’ option, be the lender’s base rate or an adjusted LIBOR plus a spread that is based upon its long-term unsecured debt ratings. At June 30, 2006, the weighted average interest rate for borrowings under the Bridge Facility was 5.67 percent. ONEOK Partners intends to refinance the Bridge Facility with long-term financing prior to the maturity date.

Under the 2006 Partnership Credit Agreement and the Bridge Facility, ONEOK Partners is required to comply with certain financial, operational and legal covenants. Among other things, these requirements include:

•	maintaining a ratio of EBITDA (net income plus minority interests in net income, interest expense, income taxes, and depreciation and amortization) to interest expense of greater than 3 to 1 and

•	maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA adjusted for pro forma operating results of acquisitions made during the year) of no more than 4.75 to 1.

If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will be increased to 5.25 to 1 for two calendar quarters following the acquisition. Upon any breach of these covenants, amounts outstanding under the 2006 Partnership Credit Agreement and the Bridge Facility may become immediately due and payable.

Guardian Pipeline - ONEOK Partners’ acquisition of an additional 66  2/3 percent interest in Guardian Pipeline resulted in the inclusion of outstanding amounts under Guardian Pipeline’s revolving note agreement in our consolidated balance sheet. The revolving note agreement permits Guardian Pipeline to choose the prime commercial lending rate or LIBOR as the interest rate on its outstanding borrowings, specify the portion of the borrowings to be covered by the specific interest rate options and specify the interest rate period. At June 30, 2006, Guardian Pipeline had $3.0 million outstanding under its $10 million revolving note agreement at an interest rate of 6.60 percent due November 8, 2007.

Guardian Pipeline’s revolving note agreement contains financial covenants (1) restricting the incurrence of other indebtedness by Guardian Pipeline and (2) requiring the maintenance of a minimum interest coverage ratio and a maximum debt ratio. The agreements require the maintenance of a ratio of (1) EBITDA (net income plus interest expense, income taxes, and depreciation and amortization) to interest expense of not less than 1.5 to 1 and (2) total indebtedness to EBITDA of not greater than 6.75 to 1. Upon any breach of these covenants, amounts outstanding under the note agreements may become due and payable immediately.

General - ONEOK’s five-year credit agreement and ONEOK Partners’ 2006 Partnership Credit Agreement and $1.1 billion 364-day credit agreements contain customary affirmative and negative covenants, including covenants relating to liens, investments, fundamental changes in our businesses, changes in the nature of our businesses, transactions with affiliates, the use of proceeds and a covenant that prevents us from restricting our subsidiaries’ ability to pay dividends. At June 30, 2006, ONEOK and ONEOK Partners were in compliance with all credit agreement covenants.

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

Capitalization Structure - The following table sets forth our capitalization structure for the periods indicated.

	June 30, 2006	December 31, 2005
Long-term debt	53%	53%
Equity	47%	47%

Debt (including Notes payable)	63%	67%
Equity	37%	33%

ONEOK does not guarantee the debt of ONEOK Partners. For purposes of determining compliance with covenants in ONEOK’s five-year credit agreement, the debt of ONEOK Partners is excluded. At June 30, 2006, our capitalization structure, excluding the debt of ONEOK Partners, was 46 percent long-term debt and 54 percent equity, compared to 53 percent long-term debt and 47 percent equity at December 31, 2005.

Acquisitions and Divestitures - In April 2006, we sold certain assets comprising our former Gathering and Processing, Natural Gas Liquids, and Pipelines and Storage segments to ONEOK Partners for approximately $3 billion, including $1.35 billion in cash, before adjustments, and approximately 36.5 million Class B limited partner units in ONEOK Partners. The Class B limited partner units and the related general partner interest contribution were valued at approximately $1.65 billion. We also purchased through ONEOK Partners GP, L.L.C. from an affiliate of TransCanada its 17.5 percent general partner interest in ONEOK Partners for $40 million. This purchase resulted in our owning 100 percent of the two percent general partner interest in ONEOK Partners. Following the completion of the transactions, we own approximately 37.0 million common and Class B limited partner units and 100 percent of the two percent ONEOK Partners’ general partner interest. Our overall interest in ONEOK Partners, including the two percent general partner interest, has increased to 45.7 percent. In June 2006, ONEOK Partners recorded a $63.2 million estimated purchase price adjustment to the acquired assets related to a working capital settlement which is reflected as a reduction of the value of the Class B units. The working capital settlement has not been finalized; however, we do not expect material adjustments.

The sale of certain assets comprising our former Gathering and Processing, Pipelines and Storage, and Natural Gas Liquids segments did not affect our consolidated operating income on our consolidated statements of income or total assets on our consolidated balance sheets under EITF 04-5, as we were already required to consolidate our investment in ONEOK Partners effective January 1, 2006. However, minority interest expense and net income are affected. See Impact of New Accounting Standards on page 33 for additional discussion of EITF 04-5.

In April 2006, in connection with the transactions described immediately above, our ONEOK Partners segment completed the sale of its 20 percent partnership interest in Northern Border Pipeline to TC PipeLines for approximately $297 million. Our ONEOK Partners segment recorded a gain on sale of approximately $113.9 million in the second quarter of 2006. We and TC PipeLines each now own a 50 percent interest in Northern Border Pipeline, with an affiliate of TransCanada becoming operator of the pipeline in April 2007. Following completion of the transactions, ONEOK Partners no longer consolidates Northern Border Pipeline in its financial statements. Instead, its interest in Northern Border Pipeline is accounted for as an investment under the equity method. This change is retroactive to January 1, 2006. This change does not affect previously reported net income or shareholders’ equity. TransCanada paid us $10 million for expenses associated with the transfer of operating responsibility of Northern Border Pipeline to them.

The limited partner units we received from ONEOK Partners were newly created Class B units with the same distribution rights as the outstanding common units, but have limited voting rights and are subordinated to the common units with respect to payment of minimum quarterly distributions. Distributions on the Class B units will be prorated from the date of issuance. ONEOK Partners is required to hold a special election for holders of common units within 12 months, subject to extension, of issuing the Class B units to approve the conversion of the Class B units into common units and to approve certain amendments to our partnership agreement. The proposed amendments would grant voting rights for common units held by the general partner if a vote is held to remove the general partner and require fair market value compensation for the general partner interest if the general partner is removed. If the conversion and the amendments are approved by common unit holders, the Class B units will be eligible to convert into common units on a one-by-one basis. If the common unit holders do not approve both the conversion and amendments within 12 months of the issuance of the Class B units, then the amount payable on such Class B units would increase to 115 percent of the distributions paid on the common units and the Class B distribution rights would continue to be subordinated in the manner described above unless and until the conversion described above has been approved. If the common unit holders vote to remove us or our affiliates as the general partner of ONEOK Partners at any time prior to the approval of the conversion and amendment described above, at which time the amount payable on such Class B units would increase to 125 percent of the distributions payable with respect to the common units and the Class B unit distribution rights would continue to be subordinated in the manner described above unless and until the conversion described above has been approved.

In April 2006, our ONEOK Partners segment acquired the remaining 66  2/3 percent interest in Guardian Pipeline for approximately $77 million, increasing our ownership interest to 100 percent. ONEOK Partners used borrowings from its credit facility to fund the acquisition of the additional interest in Guardian Pipeline. Following the completion of the transaction, we consolidated Guardian Pipeline in our financial statements. This change is retroactive to January 1, 2006. Prior to the transaction, our 33  1/3 percent interest in Guardian Pipeline was accounted for as an investment under the equity method.

Capital Projects - In June 2006, ONEOK Partners signed a letter of intent to form a joint venture with Boardwalk Pipeline Partners, L.P. and Energy Transfer Partners, L.P. to construct a new interstate pipeline originating in north Texas, crossing Oklahoma and Arkansas and terminating in Dyer County, Tennessee at a new interconnect with Texas Gas Transmission, L.L.C. The proposed interstate pipeline would create new pipeline capacity for constrained wellhead production in north Texas and central Oklahoma and would have initial capacity of up to 1.0 Bcf/d. Formation of the joint venture is subject to negotiation and execution of definitive agreements by the participants.

In May 2006, a subsidiary of ONEOK Partners entered into an agreement with a subsidiary of Williams to form a joint venture called Overland Pass Pipeline Company. Overland Pass Pipeline Company will build a 750-mile natural gas liquids pipeline from Opal, Wyoming to the mid-continent natural gas liquids market center in Conway, Kansas. The pipeline will be designed to transport approximately 110,000 barrels per day of NGLs, which can be increased to approximately 150,000 barrels per day with additional pump facilities. A subsidiary of ONEOK Partners owns 99 percent of the joint venture, will manage the construction project, advance all costs associated with construction and operate the pipeline. Williams will have the option to increase its ownership up to 50 percent by reimbursing ONEOK Partners its proportionate share of all construction costs and, upon full exercise of that option, would become operator within two years of the pipeline becoming operational. Construction of the pipeline is expected to begin in the summer of 2007, with start-up scheduled for early 2008. As part of a long-term agreement, Williams dedicated its NGL production from two of its gas processing plants in Wyoming to the joint-venture company. Subsidiaries of ONEOK Partners will provide downstream fractionation, storage and transportation services to Williams. The pipeline project is estimated to cost approximately $433 million. At the project’s inception, ONEOK Partners paid $11.4 million to Williams for initial capital expenditures incurred. In addition, ONEOK Partners plans to invest approximately $173 million to expand its existing fractionation capabilities and the capacity of its natural gas liquids distribution pipelines. ONEOK Partners’ financing for both projects may include a combination of short- or long-term debt or equity. The project requires the approval of various state and regulatory authorities.

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

Additionally, ONEOK Partners has $25 million in long-term capital project obligations related to their construction of the Midwestern Gas Transmission Eastern Extension Project which will add 31 miles of natural gas pipeline with approximately 120 MMcf/d of transportation capacity. The proposed in-service date of November 2006 will likely be delayed. Midwestern Gas Transmission is a bi-directional system that interconnects with Tennessee Gas Transmission near Portland, Tennessee and several interstate pipelines near Joliet, Illinois.

Stock Repurchase Plan - A total of 7.5 million shares have been repurchased to date pursuant to a plan approved by our Board of Directors. The plan originally approved by our Board of Directors in January 2005, was extended in November 2005, to allow us to purchase up to a total of 15 million shares of our common stock on or before November 2007. Shares are repurchased from time to time in open market transactions or through privately negotiated transactions at our discretion, subject to market conditions and other factors. During the six months ended June 30, 2006, we did not repurchase any shares of our common stock under this plan.

Credit Rating - Our credit ratings as of June 30, 2006, were as follows:

	ONEOK		ONEOK Partners
Rating Agency	Rating	Outlook	Rating	Outlook
Moody’s	Baa2	Stable	Baa2	Stable
S&P	BBB	Stable	BBB	Stable
Fitch	(a)	(a)	BBB	Stable

(a) -	Fitch does not rate ONEOK, Inc. debt.

Our credit ratings may be affected by a material change in our financial ratios or a material event affecting our business. The most common criteria for assessment of our credit ratings are the debt-to-capital ratio, business risk profile, pretax and after-tax interest coverage, and liquidity. If our credit ratings were downgraded, the interest rates on our commercial paper borrowings would increase, resulting in an increase in our cost to borrow funds, and we could potentially lose access to the commercial paper market. In the event that ONEOK is unable to borrow funds under our commercial paper program and there has not been a material adverse change in our business, ONEOK has access to a $1.2 billion five-year credit agreement, which expires July 2011, and ONEOK Partners has access to a $750 million revolving credit agreement that expires March 2011.

ONEOK Partners’ $250 million and $225 million long-term notes payable, due 2010 and 2011, respectively, contain provisions that require ONEOK Partners to offer to repurchase the senior notes at par value if either the S&P or Moody’s debt rate falls below investment grade (Baa3 for Moody’s and BBB- for S&P) and the investment grade rating is not reinstated within a period of 40 days.

Our Energy Services segment relies upon the investment grade rating of our senior unsecured long-term debt to satisfy credit requirements with most of our counterparties. If ONEOK’s credit ratings were to decline below investment grade, our ability to participate in energy marketing and trading activities could be significantly limited. Without an investment grade rating, we may be required to fund margin requirements with our counterparties with cash, letters of credit or other negotiable instruments. At June 30, 2006, the amount we could have been required to fund for the few counterparties with which we have a Credit Support Annex within our International Swaps and Derivatives Association Agreements is approximately $126.5 million. A decline in our credit rating below investment grade may also significantly impact other business segments.

Other than the note repurchase obligations described above, we have determined that we do not have significant exposure to the rating triggers under our commercial paper agreement, trust indentures, building leases, equipment leases, marketing, trading and risk contracts, and other various contracts. Rating triggers are defined as provisions that would create an automatic default or acceleration of indebtedness based on a change in our credit rating. ONEOK’s credit agreements contain provisions that would cause the cost to borrow funds to increase if our credit rating is negatively adjusted. ONEOK Partners’ credit agreements have similar provisions. An adverse rating change is not defined as a default of our credit agreements.

Commodity Prices - We are subject to commodity price volatility. Significant fluctuations in commodity prices in either physical or financial energy contracts may impact our overall liquidity due to the impact the commodity price change has on items such as the cost of NGLs and gas held in storage, increased margin requirements, collectibility of certain energy-related receivables and working capital. We believe that ONEOK’s and ONEOK Partners’ current commercial paper program and lines of credit are adequate to meet our liquidity requirements associated with commodity price volatility.

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

CASH FLOW ANALYSIS

Our Consolidated Statements of Cash Flows combines cash flows from discontinued operations with cash flows from continuing operations within each category. Discontinued operations accounted for approximately $37.0 million in operating cash flows for the six months ended June 30, 2005. Discontinued operations accounted for approximately $(31.2) million in investing cash flows for the six months ended June 30, 2005, and did not account for any financing cash flows. The absence of cash flows from our discontinued operations is not expected to have a significant impact on our future cash flows.

Operating Cash Flows - Operating cash flows increased by $365.2 million for the six months ended June 30, 2006, compared with the same period in 2005. The increase in operating cash flows was primarily the result of a net decrease in working capital of $392.0 million in 2006, compared with a net decrease in working capital of $176.6 million in 2005. These decreases primarily related to decreases in accounts receivable, partially offset by decreases in accounts payable. The increases in 2006 operating cash flows was also impacted by the consolidation of ONEOK Partners as of January 1, 2006 due to EITF 04-05 and the consolidation of Guardian Pipeline retroactive to January 1, 2006. During the six months ended June 30, 2006, we received $69.8 million in distributions from Northern Border Pipeline, compared with distributions from ONEOK Partners of $0.6 million in the prior year.

Investing Cash Flows - Our ONEOK Partners segment received $297.0 million for the sale of its 20 percent partnership interest in Northern Border Pipeline in April 2006.

Acquisitions in the first half of 2006 primarily relate to our ONEOK Partners segment acquiring the remaining 66  2/3 percent interest in Guardian Pipeline for approximately $77 million. This purchase increased our ownership interest to 100 percent. We also purchased from TransCanada its 17.5 percent general partner interest in ONEOK Partners for $40 million. This purchase resulted in our owning 100 percent of the two percent general partner interest in ONEOK Partners. Additionally, ONEOK Partners paid $11.4 million to Williams for initial capital expenditures incurred related to the Overland Pass Pipeline Company.

Financing Cash Flows - The second quarter of 2006 includes $78.6 million in distributions to minority interests, which primarily resulted from our consolidation of ONEOK Partners in accordance with EITF 04-5 as of January 1, 2006.

In June 2005, we issued $800 million of notes and used a portion of the proceeds to repay commercial paper. The commercial paper had been issued to finance the ONEOK Partners GP, L.L.C. acquisition in November 2004, to repay $335 million of long-term debt that matured on March 1, 2005, and to meet operating needs.

During the first half of 2005, we paid $110.8 million to repurchase approximately 3.7 million shares of our stock pursuant to a plan initially approved by our Board of Directors on January 20, 2005 and amended in November 2005.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We lease various buildings, facilities and equipment, which are accounted for as operating leases. We lease vehicles which are accounted for as operating leases for financial purposes and capital leases for tax purposes.

The following table sets forth our contractual obligations to make future payments under our current debt agreements, operating lease agreements and fixed price contracts. For further discussion of the debt and operating lease agreements, see Notes I and K, respectively, of Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2006	2007	2008	2009	2010	Thereafter
	(Thousands of dollars)
ONEOK
Long-term debt	$1,992,572	$6,555	$6,571	$408,891	$107,467	$6,295	$1,456,793
Interest payments on debt	1,357	58	116	96	87	86	914
Operating leases	206,972	28,739	41,999	40,159	37,647	26,057	32,371
Storage contracts	139,840	22,553	49,585	24,940	19,254	13,469	10,039
Firm transportation contracts	462,575	53,328	88,673	61,220	52,315	46,159	160,880
Pension plan (a)	10,450	850	2,900	2,100	2,200	2,400	—
Other postretirement benefit plan (a)	78,173	8,356	17,052	17,289	17,534	17,943	—

	$2,891,939	$120,439	$206,896	$554,695	$236,504	$112,409	$1,660,997

ONEOK Partners
Long-term debt	$626,537	$5,965	$11,931	$11,931	$11,931	$261,930	$322,849
Interest payments on debt	298,129	55,090	64,822	48,981	48,043	35,088	46,105
Notes payable	1,364,000	311,000	1,053,000	—	—	—	—
Operating leases	13,661	2,261	3,111	2,305	904	828	4,252
Purchase commitments, rights-of-way and other	86,229	3,603	73,981	1,975	1,787	1,746	3,137
Firm transportation contracts	43,994	5,878	11,659	11,691	11,087	3,679	—

	$2,432,550	$383,797	$1,218,504	$76,883	$73,752	$303,271	$376,343

Total	$5,324,489	$504,236	$1,425,400	$631,578	$310,256	$415,680	$2,037,340

(a) -	No payment amounts are provided for our pension and other postretirement benefit plans in the “Thereafter” column since there is no termination date for these plans.

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

Forward-looking statements include the items identified in the preceding paragraph, the information concerning possible or assumed future results of our operations and other statements contained or incorporated in this Report on Form 10-Q identified by words such as “anticipate,” “plan,” “estimate,” “expect,” “forecast,” “intend,” “believe,” “projection” or “goal.”

You should not place undue reliance on forward-looking statements. Known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Those factors may affect our operations, markets, products, services and prices. In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:

•	actions by rating agencies concerning the credit ratings of ONEOK and ONEOK Partners;

•	the effects of weather and other natural phenomena on our operations, including energy sales and prices and demand for pipeline capacity;

•	competition from other U.S. and Canadian energy suppliers and transporters as well as alternative forms of energy;

•	the capital intensive nature of our businesses;

•	the profitability of assets or businesses acquired by us;

•	risks of marketing, trading and hedging activities, including the risks of changes in energy prices or the financial condition of our counterparties;

•	economic climate and growth in the geographic areas in which we do business;

•	the risk of a significant slowdown in growth or decline in the U.S. economy or the risk of delay in growth recovery in the U.S. economy;

•	the uncertainty of estimates, including accruals and costs of environmental remediation;

•	the timing and extent of changes in commodity prices for natural gas, NGLs, electricity and crude oil;

•	the effects of changes in governmental policies and regulatory actions, including changes with respect to income taxes, environmental compliance, and authorized rates or recovery of gas and gas transportation costs;

•	the impact of recently issued and future accounting pronouncements and other changes in accounting policies;

•	the possibility of future terrorist attacks or the possibility or occurrence of an outbreak of, or changes in, hostilities or changes in the political conditions in the Middle East and elsewhere;

•	the risk of increased costs for insurance premiums, security or other items as a consequence of terrorist attacks;

•	the impact of unforeseen changes in interest rates, equity markets, inflation rates, economic recession and other external factors over which we have no control, including the effect on pension expense and funding resulting from changes in stock and bond market returns;

•	risks associated with pending or possible acquisitions and dispositions, including our ability to finance or integrate any such acquisitions and any regulatory delay or conditions imposed by regulatory bodies in connection with any such acquisitions and dispositions;

•	the results of administrative proceedings and litigation, and regulatory actions including receipt of expected regulatory clearances involving the Oklahoma Corporation Commission, KCC, Texas regulatory authorities or any other local, state or federal regulatory body, including the FERC;

•	our ability to access capital at competitive rates or on terms acceptable to us;

•	risks associated with adequate supply to our gas gathering and processing, fractionation and pipeline facilities, including production declines which outpace new drilling;

•	the risk that material weaknesses or significant deficiencies in our internal controls over financial reporting could emerge or that minor problems could become significant;

•	the impact of the outcome of pending and future litigation;

•	the possible loss of gas distribution franchises or other adverse effects caused by the actions of municipalities;

•	the impact of unsold pipeline capacity being greater or less than expected;

•	the ability to market pipeline capacity on favorable terms, including the affects of:

•	future demand for and prices of natural gas;

•	competitive conditions in the overall natural gas and electricity markets;

•	availability of supplies of Canadian and United States natural gas;

•	availability of additional storage capacity;

•	weather conditions; and

•	competitive developments by Canadian and U.S. natural gas transmission peers;

•	orders by the FERC which are significantly different than our assumptions related to ONEOK Partner’s November 2005 rate case;

•	performance of contractual obligations by our customers and shippers;

•	the ability to recover operating costs and amounts equivalent to income taxes, costs of property, plant and equipment and regulatory assets in our state and FERC-regulated rates;

•	timely receipt of required regulatory clearances for construction and operation of the Midwestern Gas Transmission Eastern Extension Project;

•	our ability to acquire all necessary pipeline rights-of-way and obtain agreements for interconnects in a timely manner;

•	our ability to promptly obtain all necessary materials and supplies required for construction of gathering, processing and transportation facilities;

•	the composition and quality of the natural gas we gather and process in our plants and transport on our pipelines;

•	the efficiency of our plants in processing natural gas and extracting natural gas liquids;

•	the impact of potential impairment charges;

•	developments in the December 2, 2001 filing by Enron of a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code affecting our settled claims;

•	our ability to control operating costs;

•	the risk inherent in the use of information systems in our respective businesses, implementation of new software and hardware, and the impact on the timeliness of information for financial reporting;

•	acts of nature, sabotage, terrorism or other similar acts causing damage to our facilities or our suppliers’ or shippers’ facilities; and

•	the risk factors listed in the reports we have filed and may file with the Securities and Exchange Commission, which are incorporated by reference.

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

COMMODITY PRICE RISK

Energy Services

The following table provides a detail of our Energy Services segment’s maturity of derivatives based on injection and withdrawal periods from April through March. This maturity schedule is consistent with our business strategy. Executory storage and transportation contracts and their related hedges, except for any ineffectiveness, are not included in the following table.

	Fair Value of Derivatives at June 30, 2006
Source of Fair Value (a)	Matures through March 2007	Matures through March 2010	Matures through March 2012	Total Fair Value
	(Thousands of dollars)
Prices actively quoted (b)	$(62,679)	$(6,453)	$—	$(69,132)
Prices provided by other external sources (c)	56,899	8,891	248	66,038
Prices derived from quotes, other external sources and other assumptions (d)	(4,668)	2,080	(177)	(2,765)

Total	$(10,448)	$4,518	$71	$(5,859)

(a)	Fair value is the marked-to-market component of forwards, swaps, and options, net of applicable reserves. These fair values are reflected as a component of assets and liabilities from energy marketing and risk management activities in the Consolidated Balance Sheets.
(b)	Values are derived from energy market price quotes from national commodity trading exchanges that primarily trade futures and option commodity contracts.
(c)	Values are obtained through energy commodity brokers or electronic trading platforms, whose primary service is to match willing buyers and sellers of energy commodities. Energy price information by location is readily available because of the large energy broker network.
(d)	Values derived in this category utilize market price information from the other two categories, as well as other assumptions for liquidity and credit.

Fair Value Component of Energy Marketing and Risk Management Assets and Liabilities
(Thousands of dollars)
Net fair value of derivatives outstanding at December 31, 2005	$30,336
Derivatives realized or otherwise settled during the period	(48,733)
Fair value of new derivatives when entered into during the period	(8,787)
Other changes in fair value	21,325

Net fair value of derivatives outstanding at June 30, 2006	$(5,859)

For further discussion of trading activities and assumptions used in our trading activities, see Accounting Treatment in Note D of the Notes to Consolidated Financial Statements included in this Form 10-Q.

Value-at-Risk (VAR) Disclosure of Market Risk

The potential impact on our future earnings, as measured by VAR, was $9.4 million and $17.4 million at June 30, 2006, and 2005, respectively. The following table details the average, high and low daily VAR calculations.

	Three Months Ended June 30,		Six Months Ended June 30,
Value-at-Risk	2006	2005	2006	2005
	(Millions of dollars)
Average	$19.9	$11.1	$24.4	$12.4
High	$36.1	$18.1	$48.9	$27.1
Low	$9.4	$6.1	$9.4	$6.1

Our VAR calculation includes derivatives, executory storage and transportation agreements, and their related hedges. The variations in the VAR data are reflective of market volatility and changes in the portfolios during the year. The increase in VAR for the three months ended June 30, 2006, compared with 2005, is primarily due to higher volatility in 2006 attributable to changes in basis prices. The increase in VAR for the six months ended June 30, 2006, compared with 2005, is primarily due to higher average commodity prices during 2006.

INTEREST RATE AND CURRENCY RISK

Interest Rate Risk

General - At June 30, 2006, the interest rate on approximately 81.2 percent of our long-term debt was fixed after considering the impact of interest rate swaps.

At June 30, 2006, a 100 basis point move in the LIBOR rate on our floating rate debt would change annual interest expense by approximately $10.3 million before taxes. This 100 basis point change assumes a parallel shift in the yield curve. If interest rates changed significantly, we would take actions to manage our exposure to the change. Since a specific action and the possible effects are uncertain, no change has been assumed.

Fair Value Hedges - In prior years, we terminated various interest rate swap agreements. The net savings from the termination of these swaps is being recognized in interest expense over the terms of the debt instruments originally hedged. Net interest expense savings for the six months ended June 30, 2006 for all terminated swaps was $5.1 million and the remaining net savings for all terminated swaps will be recognized over the following periods:

	ONEOK	ONEOK Partners	Total
	(Millions of dollars)
Remainder of 2006	$3.3	$1.6	$4.9
2007	6.6	3.4	10.0
2008	6.6	3.6	10.2
2009	5.6	3.8	9.4
2010	5.5	4.0	9.5
Thereafter	15.3	0.8	16.1

Currently, $490 million of fixed rate debt is swapped to floating. Interest on the floating rate debt is based on both the three- and six-month LIBOR, depending upon the swap. At June 30, 2006, we had a net liability of $30.2 million to recognize the interest rate swaps at fair value. Long-term debt was decreased by $30.2 million to recognize the change in fair value of the related hedged liability.

Total savings from the interest rate swaps and amortization of terminated swaps was $4.2 million for the six months ended June 30, 2006. The swaps are expected to net the following savings for the remainder of the year:

•	interest expense savings of $4.9 million related to the amortization of the swap value at termination, and

•	up to $1.8 million in interest expense from the existing $490 million of swapped debt, based on LIBOR rates at June 30, 2006.

Total net swap savings for 2006 are expected to be $7.3 million compared to $10.7 million for 2005.

Currency Rate Risk

With our Energy Services segment’s Canadian operations, we are subject to currency exposure related to our firm transportation and storage contracts. Our objective with respect to currency risk is to reduce the exposure due to exchange-rate fluctuations. We use physical forward transactions, which result in an actual two-way flow of currency on the settlement date since we exchange U.S. dollars for Canadian dollars with another party. We have not designated these transactions for hedge accounting treatment; therefore, the gains and losses associated with the change in fair value are recorded in net margin. At June 30, 2006, our exposure to risk from currency translation was not material and there was no material currency translation gain or loss recorded.

ITEM 4. CONTROLS AND PROCEDURES

Status of Material Weakness - As previously disclosed in our Annual Report on Form 10-K, the Company identified a software error in February 2006 which impacted our accounting for hedging instruments. The impact of this error was corrected prior to the issuance of the 2005 consolidated financial statements. As a result of the error, management concluded a material weakness existed as of December 31, 2005. During the first quarter of 2006, an alternate process was implemented to manually review and revalue the hedging ineffectiveness calculated by the software. The results are then validated through additional analytical reviews and reconciliations of reports generated by the affected software. Review and testing of the controls implemented in 2006 demonstrated that the controls are operating effectively. Accordingly, management has concluded that this material weakness has been effectively remediated.

Quarterly Evaluation of Disclosure Controls and Procedures - As of the end of the period covered by this report, our Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in this report is communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, they concluded that as of June 30, 2006, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting - We have not made any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for those controls described in the above discussion of the Company’s remediation efforts pertaining to the material weakness and in the following paragraphs.

In July 2006, the Oklahoma operations of our Distribution segment migrated to the customer service system that is used in Kansas and Texas. Due to the migration, controls related to the previous customer service system used in Oklahoma no longer apply and the controls related to the customer service system currently used in Kansas and Texas are already in effect in Oklahoma. The migration had no impact on the effectiveness of our overall internal control environment.

In connection with the sale of our former Gathering and Processing, Natural Gas Liquids and Pipelines and Storage assets to ONEOK Partners, the operations currently managed in our Omaha, Nebraska, and Denver, Colorado, offices will be moved to Tulsa, Oklahoma. The Denver office operations are anticipated to be transitioned to Tulsa by the end of the year and the Omaha office operations by April 2007. In July 2005, we completed our acquisition of the Natural Gas Liquids segment that subsequently transferred to our ONEOK Partners segment. As part of our ongoing integration activities related to both of these transactions, we are in the process of developing and incorporating controls and procedures into our internal controls over financial reporting. Until such controls are more fully developed, we have implemented and are relying on compensating controls and have performed extensive reviews of our reported results. As with any change, there are inherent risks in the timing, development and implementation of internal controls that could negatively impact us; however, we do not believe they will materially affect our internal control over financial reporting.

Our ONEOK Partners segment is in the process of implementing a new contracting and billing system to support its gathering and processing operations by automating certain transactional processes, including scheduling, plant allocations and invoicing, that are currently handled manually. Implementation is scheduled to take place during the third quarter of 2006 and will result in changes to our internal control over financial reporting; however we do not believe they will have a material impact on our financial statements.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the Matter of the Natural Gas Explosion at Hutchinson, Kansas during January, 2001, Case No. 02-E-0155, before the Secretary of the Kansas Department of Health and Environment. Remediation required under the Consent Order we entered into with the Division of Environment of the Kansas Department of Health and Environment on April 5, 2004, is complete. Monitoring of the wells and review of the data for the geoengineering study is ongoing.

Cornerstone Propane Partners, L.P., et al. v. E Prime, Inc., ONEOK Energy Marketing and Trading Company, L.P., ONEOK, Inc., and Calpine Energy Services, L.P., United States District Court for the Southern District of New York, Case No. 04-CV-00758. On May 24, 2006, the Court entered a Final Judgment and Order of Dismissal in this matter pursuant to the settlement reached between the plaintiffs and certain defendants in this matter, including the ONEOK entities.

Enron Corp. v. Silver Oak Capital, L.L.C. and AG Capital Recovery Partners III, L.P., Adversary Proceeding No. 03-93568, relating to Case No. 01-16034, in the United States Bankruptcy Court for the Southern District of New York. ONEOK Energy Services Company, L.P. (“OES”) and other claim owners have agreed with Enron Corp. and Enron North America Corp. to settle all of the litigation regarding the claims that OES originally sold to Bear Stearns. As a result, OES will have no further claims against Enron or Enron North America arising from the physical and financial contracts that were the subject of those claims. The settlement agreement was approved by the bankruptcy court on July 27, 2006. Additionally, OES has agreed to settle with the current owners of the claims as to any repurchase obligations that OES might have under the original purchase agreement with Bear Stearns. Those settlement agreements will require payments by OES of approximately $1.8 million. All of these settlements will become effective after the bankruptcy court approval becomes final under applicable law.

Samuel P. Leggett, et al. v. Duke Energy Corporation, et al., Case No. 13847 in the Chancery Court of Tennessee for the Twenty-Fifth Judicial District at Somerville. On May 2, 2006, the United States Court for the District of Nevada granted plaintiffs’ motion to remand this case, sending the case back to state court. The defendants’ motion to dismiss this case is still pending.

Learjet, Inc., et al. v. ONEOK, Inc., et al., originally filed in the District Court of Wyandotte County, Kansas (Case No. 05-CV-1500), removed to the United States District Court for the District of Kansas (Case No. 05-CV-2513-CM-JPO), transferred to MDL-1566 in the United States District Court for the District of Nevada. The Judicial Panel for Multidistrict Litigation issued an order on June 15, 2006, transferring this case to MDL Docket No. 1566 pending in the United States District Court for the District of Nevada. The plaintiffs’ motion to remand the case back to state court is still pending.

Sinclair Oil Corporation v. ONEOK Energy Services Corporation, L.P., filed in the United States District Court for the District of Wyoming (Case No. 05-CV-254-D), conditionally transferred to MDL-1566 in the United States District Court for the District of Nevada (Case No. 05-CV-1396). On May 5, 2006, the United States District Court for the District of Nevada granted ONEOK Energy Services Company, L.P.’s (“OESC”) motion to dismiss this case and entered judgment in OESC’s favor. On May 9, 2006, plaintiff Sinclair filed its notice of appeal of the order and judgment with the United States Court of Appeals for the Ninth Circuit. On July 11, 2006, the Ninth Circuit granted Sinclair’s motion to stay the appeal until November 20, 2006, pending a decision in another case already on appeal that had been dismissed on the same grounds as the Court’s dismissal of this case against OESC.

Breckenridge Brewery of Colorado, LLC, et al. v. ONEOK, Inc., ONEOK Energy Marketing and Trading Company, L.P., et al., originally filed in the District Court of Denver County, Colorado (Case No. 2006-CV-5825), removed to the United States District Court for the District of Colorado (Case No. 06-CV-01110), conditionally transferred to MDL-1566 in the United States District Court for the District of Nevada. This is a class action energy trading case that was filed on May 19, 2006 in state district court in Denver, Colorado. We, two of our subsidiaries, ONEOK Energy Services Company, L.P. and Kansas Gas Marketing Company, and 19 other companies are named as defendants. The putative class is all direct purchasers of natural gas in Colorado during the period from January 1, 2000, through October 31, 2002. Plaintiffs allege that defendants falsely reported natural gas prices and manipulated the natural gas price indices. Plaintiffs claim that defendants violated the Colorado Antitrust Act of 1992 and fraudulently concealed their activities. Plaintiffs seek to recover the “full refund damage remedy” under the Colorado Antitrust Act and their costs of bringing suit, including attorneys’ fees. The case was removed to federal district court on June 12, 2006. On June 13, 2006, a Notice of Tag-Along Case was filed with the Judicial Panel for Multidistrict Litigation. On June 27, 2006, the Judicial Panel for Multidistrict Litigation issued a Conditional Transfer Order to the MDL-1566 matter currently pending in Nevada. On July 27, 2006, the plaintiffs filed a Motion to Vacate the Conditional Transfer Order with the Judicial Panel for Multidistrict Litigation. A determination on the plaintiffs’ motion is pending.

In the Matter of the Application of Kansas Gas Service, a division of ONEOK, Inc. for Adjustment of its Natural Gas Rates in the State of Kansas, Docket No. 06-KGSG-1209-RTS, before the Kansas Corporation Commission. On May 15, 2006, Kansas Gas Service (KGS) filed a rate case with the Kansas Corporation Commission (KCC) for a $73.3 million annual revenue increase. The KCC has 240 days, or until January 10, 2007 to render its decision. KGS has requested a Return on Equity of 11.25% and an overall Rate of Return of 8.87%. The hearing on the merits is scheduled to commence on November 6, 2006.

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

Our ONEOK Partners segment may not be able to successfully integrate the operations of our former Gathering and Processing, Natural Gas Liquids, and Pipelines and Storage segments with their current operations.

The integration of our former Gathering and Processing, Natural Gas Liquids, and Pipelines and Storage segments with ONEOK Partners’ current operations will be a complex, time-consuming and costly process. Failure to timely and successfully integrate our former Gathering and Processing, Natural Gas Liquids, and Pipelines and Storage segments may have a material adverse effect on our business, financial condition and results of operations. The difficulties of integrating our former Gathering and Processing, Natural Gas Liquids, and Pipelines and Storage segments will present challenges to management including:

•	operating a significantly larger combined company with operations in geographic areas in which they have not previously operated;

•	managing relationships with new customers for whom they have not previously provided services;

•	integrating personnel with diverse backgrounds and organizational cultures;

•	experiencing operational interruptions or the loss of key employees, customers or suppliers;

•	working through inefficiencies and complexities that may arise due to our ONEOK Partners segment’s unfamiliarity with the new operations and the businesses associated with them, including with their markets;

•	assimilating the operations, technologies, services and products of our former Gathering and Processing, Natural Gas Liquids, and Pipelines and Storage segments into ONEOK Partners;

•	assessing the internal controls and procedures for the combined entity that we are required to maintain under the Sarbanes-Oxley Act of 2002; and

•	consolidating other corporate and administrative functions.

We will also be exposed to risks that are commonly associated with transactions similar to this acquisition, such as unanticipated liabilities and costs, some of which may be material, and diversion of management’s attention. As a result, the anticipated benefits of the integration of our former Gathering and Processing, Natural Gas Liquids, and Pipelines and Storage segments into ONEOK Partners may not be fully realized, if at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information relating to our purchases of equity securities during the three months ended June 30, 2006.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2006	61,640	(1)(2)	$33.33	—	7,500,000
May 1-31, 2006	4,573	(1)	$32.58	—	7,500,000
June 1-30, 2006	2,190	(1)	$33.07	—	7,500,000

Total	68,403		$33.27	—	7,500,000

(1)	Includes shares withheld pursuant to attestation of ownership and deemed tendered to us in connection with the exercise of stock options under the ONEOK, Inc. Long-Term Incentive Plan, as follows :

61,620 shares for the period April 1-30, 2006

4,573 shares for the period May 1-31, 2006

2,190 shares for the period June 1-30, 2006

(2)	Includes shares repurchased directly from employees, pursuant to our Employee Stock Award Program, as follows:

20 shares for the period April 1-30, 2006

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

Through June 30, 2006, a total of 45,415 shares had been issued to employees under this program. On July 11, 2006, our common stock closed above $36.00 per share and on July 24, 2006, our common stock closed above $37.00 per share, which resulted in 4,555 shares and 4,546 shares, respectively, being issued to eligible employees. This brought the total number of shares issued to employees under the program to 54,516.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

We held our 2006 annual meeting of shareholders on May 18, 2006. At this meeting, the individuals set forth below were elected by a plurality vote to our board of directors in Class C to serve for a term of three years:

Director (Class)	Votes For	Votes Withheld
William L. Ford (Class C)	99,058,421	10,150,385
Douglas Ann Newsom (Class C)	105,157,735	4,051,071
Gary D. Parker (Class C)	105,404,341	3,804,465
Eduardo A. Rodriguez (Class C)	105,296,574	3,912,232

The individuals set forth below are the members of our board of directors whose term of office as a director continued after the meeting:

Class A	Class B
(Term Ending 2007)	(Term Ending 2008)
William M. Bell	James C. Day
Pattye L. Moore	David L. Kyle
Bert H. Mackie
Mollie B. Williford

In addition, at this meeting our shareholders ratified the appointment of KPMG, L.L.P. as our independent auditor for the 2006 fiscal year as follows:

	Votes For	Votes Against	Abstained
Appointment of KPMG, LLP as principal independent auditor	105,265,876	3,759,358	183,572

Finally, at this meeting our shareholders did not approve a shareholder proposal relating to the separation of the positions of Chairman of the Board and Chief Executive Officer as follows:

	Votes For	Votes Against	Abstained
Proposal relating to separation of the positions of Chairman of the Board and Chief Executive Officer	43,758,515	46,484,123	3,241,957

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit Description

10.1	$1,200,000,000 Amended and Restated Credit Agreement dated as of July 14, 2006 among ONEOK, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A., as L/C Issuer, and the Lenders party hereto.

10.2	364-day Credit Agreement dated April 6, 2006, by and among ONEOK Partners, L.P., the several banks and other financial institutions and lenders from time to time party hereto, SunTrust Bank, as Administrative Agent, Citicorp North America, Inc., as Syndication Agent and Bank of Montreal (doing business as Harris Nesbitt), UBS Loan Finance LLC, and Wachovia Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to ONEOK Partners, L.P.’s Form 8-K filed on April 12, 2006 (File No. 1-12202)).

10.3	Amended and Restated Revolving Credit Agreement dated March 30, 2006, among ONEOK Partners, L.P., the lenders from time to time party thereto; SunTrust Bank, as administrative agent; Wachovia Bank, National Association, as Syndication Agent; Harris Nesbit Financing, Inc., Barclays Bank PLC and Citibank, N.A., as Co-Documentation Agents. (incorporated by reference to Exhibit 10.1 to ONEOK Partners, L.P. Form 8-K filed March 31, 2006 (File No. 1-2202)).

12.1	Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 2006 and 2005.

31.1	Certification of David L. Kyle pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jim Kneale pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David L. Kyle pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Jim Kneale pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc. Registrant

Date: August 4, 2006	By:	/s/ Jim Kneale
Jim Kneale Executive Vice President - Finance and Administration and Chief Financial Officer (Principal Financial Officer)