Form 10-Q
period 2006-09-30
ONEOK INC /NEW/
filed 2006-11-03
CIK 1039684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer X                                      Accelerated filer                                                   Non-accelerated filer __

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No X

On October 31, 2006, the Company had 110,214,774 shares of common stock outstanding.

ONEOK, Inc.

QUARTERLY REPORT ON FORM 10-Q

As used in this Quarterly Report on Form 10-Q, the terms “we,” “our” or “us” mean ONEOK, Inc., an Oklahoma corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

The statements in this Quarterly Report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements. Forward-looking statements may include words such as “anticipate,” “estimate,” “plan,” “expect,” “project,” “intend,” “believe,” “should” and other words and terms of similar meaning. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part II, Item 1A, “Risk Factors,” in our Quarterly Reports and under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Glossary

The abbreviations, acronyms, and industry terminology used in this Quarterly Report are defined as follows:

Bbl	Barrels, equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
Black Mesa	Black Mesa Pipeline, Inc.
Btu	British thermal units
EITF	Emerging Issues Task Force
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretations
GAAP	Generally Accepted Accounting Principles in the United States
Guardian Pipeline	Guardian Pipeline, L.L.C.
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly-owned subsidiary of ONEOK Partners, L.P.
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
Mcf	Thousand cubic feet
Midwestern Gas Transmission	Midwestern Gas Transmission Company
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf	Million cubic feet
MMcf/d	Million cubic feet per day
NGL	Natural gas liquids
Northern Border Pipeline	Northern Border Pipeline Company
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P., formerly known as Northern Border Partners, L.P.
Overland Pass Pipeline Company	Overland Pass Pipeline Company LLC
RRC	Texas Railroad Commission
SCE	Southern California Edison Company
SEC	Securities and Exchange Commission
Statement	Statement of Financial Accounting Standards
TC PipeLines	TC PipeLines Intermediate Limited Partnership, a subsidiary of TC PipeLines, LP
TransCanada	TransCanada Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2006	2005	2006	2005
	(Thousands of dollars, except per share amounts)

Revenues
Operating revenues, excluding energy trading revenues	$2,649,312	$3,181,592	$8,825,377	$7,969,014
Energy trading revenues, net	(8,435)	10,615	3,047	11,023
Total Revenues	2,640,877	3,192,207	8,828,424	7,980,037
Cost of sales and fuel	2,291,891	2,862,888	7,579,939	7,050,344
Net Margin	348,986	329,319	1,248,485	929,693
Operating Expenses
Operations and maintenance	154,501	153,008	468,743	394,985
Depreciation, depletion and amortization	55,468	48,131	178,889	135,020
General taxes	19,482	18,114	57,765	51,061
Total Operating Expenses	229,451	219,253	705,397	581,066
Gain on Sale of Assets	-	-	115,892	-
Operating Income	119,535	110,066	658,980	348,627
Equity earnings from investments (Note O)	22,788	2,822	72,750	8,472
Other income	8,418	4,428	21,735	8,014
Other expense	861	3,365	12,595	8,087
Interest expense	61,460	41,601	176,648	91,682
Income before Minority Interest and Income Taxes	88,420	72,350	564,222	265,344
Minority interests in income of consolidated subsidiaries	48,281	-	184,620	-
Income taxes	15,726	27,736	147,505	101,878
Income from Continuing Operations	24,413	44,614	232,097	163,466
Discontinued operations, net of taxes (Note C)
Income (loss) from operations of discontinued components, net of tax	(13)	(19,582)	(410)	(5,918)
Gain on sale of discontinued component, net of tax	-	151,355	-	151,355
Net Income	$24,400	$176,387	$231,687	$308,903

Earnings Per Share of Common Stock (Note P)
Basic:
Earnings per share from continuing operations	$0.22	$0.45	$2.06	$1.61
Earnings per share from operations of discontinued components, net of tax	-	(0.20)	-	(0.06)
Earnings per share from gain on sale of discontinued component, net of tax	-	1.52	-	1.49
Net earnings per share, basic	$0.22	$1.77	$2.06	$3.04

Diluted:
Earnings per share from continuing operations	$0.21	$0.41	$2.02	$1.49
Earnings per share from operations of discontinued components, net of tax	-	(0.18)	-	(0.05)
Earnings per share from gain on sale of discontinued component, net of tax	-	1.39	-	1.38
Net earnings per share, diluted	$0.21	$1.62	$2.02	$2.82

Average Shares of Common Stock (Thousands)
Basic	113,200	99,894	112,589	101,568
Diluted	114,920	108,602	114,901	109,555

Dividends Declared Per Share of Common Stock	$0.32	$0.28	$0.90	$1.09

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)	September 30, 2006	December 31, 2005
Assets	(Thousands of dollars)

Current Assets
Cash and cash equivalents	$ 247,475	$ 7,915
Trade accounts and notes receivable, net	944,732	2,202,895
Gas and natural gas liquids in storage	1,028,007	911,393
Commodity exchanges	191,184	133,159
Energy marketing and risk management assets (Note D)	408,093	399,439
Deposits	161,572	150,608
Other current assets	95,835	234,666
Total Current Assets	3,076,898	4,040,075

Property, Plant and Equipment
Property, plant and equipment	6,634,992	5,575,365
Accumulated depreciation, depletion and amortization	1,867,565	1,581,138
Net Property, Plant and Equipment (Note A)	4,767,427	3,994,227

Deferred Charges and Other Assets
Goodwill and intangibles (Note E)	1,025,420	683,211
Energy marketing and risk management assets (Note D)	111,122	55,713
Investments (Note O)	755,772	245,009
Other assets	388,982	471,289
Total Deferred Charges and Other Assets	2,281,296	1,455,222

Assets of Discontinued Component	62,897	63,911
Total Assets	$ 10,188,518	$ 9,553,435

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)	September 30, 2006	December 31, 2005
Liabilities and Shareholders’ Equity	(Thousands of dollars)

Current Liabilities
Current maturities of long-term debt	$ 18,183	$ 6,546
Notes payable	4,500	1,541,500
Accounts payable	1,021,732	1,756,307
Commodity exchanges	291,095	238,176
Energy marketing and risk management liabilities (Note D)	375,620	449,085
Other	412,214	438,009
Total Current Liabilities	2,123,344	4,429,623

Long-term Debt, excluding current maturities (Note I)	4,036,127	2,024,070

Deferred Credits and Other Liabilities
Deferred income taxes	577,591	603,835
Energy marketing and risk management liabilities (Note D)	154,019	348,529
Other deferred credits	330,068	350,157
Total Deferred Credits and Other Liabilities	1,061,678	1,302,521

Liabilities of Discontinued Component	1,683	2,464

Commitments and Contingencies (Note K)

Minority Interests in Consolidated Subsidiaries	810,089	-

Shareholders’ Equity
Common stock, $0.01 par value:
authorized 300,000,000 shares; issued 119,825,128 shares and outstanding 110,169,874 shares at September 30, 2006; issued 107,973,436 shares and outstanding 97,654,697 shares at December 31, 2005	1,198	1,080
Paid in capital	1,243,981	1,044,283
Unearned compensation	—	(105)
Accumulated other comprehensive income (loss) (Note F)	33,251	(56,991)
Retained earnings	1,217,404	1,085,845
Treasury stock, at cost: 9,655,254 shares at September 30, 2006 and 10,318,739 shares at December 31, 2005	(340,237)	(279,355)
Total Shareholders’ Equity	2,155,597	1,794,757

Total Liabilities and Shareholders’ Equity	$ 10,188,518	$ 9,553,435

See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Unaudited)	2006	2005
Operating Activities	(Thousands of Dollars)
Net income	$231,687	$308,903
Depreciation, depletion, and amortization	178,889	135,020
Impairment expense for discontinued component	-	52,226
Gain on sale of discontinued component	-	(151,355)
Gain on sale of assets	(115,892)	-
Minority interest in income of consolidated subsidiaries	184,620	-
Distributions received from unconsolidated affiliates	93,209	8,135
Income from equity investments	(72,750)	(8,472)
Deferred income taxes	18,056	40,128
Stock-based compensation expense	13,052	9,903
Allowance for doubtful accounts	8,220	9,723
Changes in assets and liabilities (net of acquisition and disposition effects):
Accounts and notes receivable	1,295,726	5,339
Inventories	(121,031)	(284,653)
Unrecovered purchased gas costs	(75,227)	45,547
Commodity exchanges	(5,106)	130,260
Deposits	(10,964)	(55,227)
Regulatory assets	12,922	(5,490)
Accounts payable and accrued liabilities	(779,425)	216,008
Energy marketing and risk management assets and liabilities	(194,761)	121,718
Other assets and liabilities	183,989	(334,840)
Cash Provided by Operating Activities	845,214	242,873
Investing Activities
Changes in other investments, net	(6,458)	(20,800)
Acquisitions	(128,485)	(1,328,572)
Capital expenditures	(243,968)	(189,930)
Proceeds from sale of discontinued component	-	630,214
Proceeds from sale of assets	298,838	27,520
Increase in cash and cash equivalents for previously unconsolidated subsidiaries	1,334	-
Decrease in cash and cash equivalents for previously consolidated subsidiaries	(22,039)	-
Other investing activities	(3,685)	(3,866)
Cash Used in Investing Activities	(104,463)	(885,434)
Financing Activities
Borrowing (repayment) of notes payable, net	(641,500)	(341,500)
Short term financing payments	(2,632,000)	(100,000)
Short term financing borrowings	1,530,000	1,000,000
Issuance of debt, net of issuance costs	1,397,328	798,792
Long-term debt financing costs	(12,027)	-
Termination of interest rate swaps	-	(22,565)
Payment of debt	(41,214)	(335,808)
Equity unit conversion	402,448	-
Repurchase of common stock	(281,420)	(188,770)
Issuance of common stock	3,986	3,291
Dividends paid	(100,181)	(82,834)
Distributions to minority interests	(120,803)	-
Other financing activities	(48,898)	(11,343)
Cash Provided by (Used in) Financing Activities	(544,281)	719,263
Change in Cash and Cash Equivalents	196,470	76,702
Cash and Cash Equivalents at Beginning of Period	7,915	9,458
Effect of Accounting Change on Cash and Cash Equivalents	43,090	-
Cash and Cash Equivalents at End of Period	$247,475	$86,160

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)	Common Stock Issued	Common Stock	Paid in Capital	Unearned Compensation
	(Shares)	(Thousands of Dollars)
December 31, 2005	107,973,436	$ 1,080	$ 1,044,283	$ (105)
Net income	-	-	-	-
Other comprehensive income	-	-	-	-
Total comprehensive income
Equity unit conversion	11,208,998	112	177,572	-
Repurchase of common stock	-	-	-	-
Common stock issuance pursuant to various plans	642,694	6	9,232	-
Stock-based employee compensation expense	-	-	12,894	158
Common stock dividends - $0.90 per share	-	-	-	(53)
September 30, 2006	119,825,128	$ 1,198	$1,243,981	$ -

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Continued)

(Unaudited)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
	(Thousands of Dollars)
December 31, 2005	$ (56,991)	$ 1,085,845	$ (279,355)	$ 1,794,757
Net income	-	231,687	-	231,687
Other comprehensive income	90,242	-	-	90,242

Total comprehensive income				321,929

Equity unit conversion	-	-	224,764	402,448
Repurchase of common stock	-	-	(285,646)	(285,646)
Common stock issuance pursuant to various plans	-	-	-	9,238
Stock-based employee compensation expense	-	-	-	13,052
Common stock dividends - $0.90 per share	-	(100,128)	-	(100,181)
September 30, 2006	$ 33,251	$ 1,217,404	$ (340,237)	$ 2,155,597

ONEOK, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.	SUMMARY OF ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of our business, the results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for a twelve-month period. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005.

Our accounting policies are consistent with those disclosed in Note A in our Annual Report on Form 10-K for the year ended December 31, 2005, except as described below.

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

In June 2005, the FASB ratified the consensus reached in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5), which presumes that a general partner controls a limited partnership and therefore should consolidate the partnership in the financial statements of the general partner. Effective January 1, 2006, we were required to consolidate ONEOK Partners’ operations in our consolidated financial statements, and we elected to use the prospective method. Accordingly, prior period financial statements have not been restated. The adoption of EITF 04-5 did not have an impact on our net income; however, reported revenues, costs and expenses reflect the operating results of ONEOK Partners. Additionally, we record a minority interest liability in our consolidated balance sheet to recognize the 54.3 percent of ONEOK Partners that we do not own. We reflect our 45.7 percent share of ONEOK Partners’ accumulated other comprehensive income at September 30, 2006, in our consolidated accumulated other comprehensive income. The remaining 54.3 percent is reflected as an adjustment to minority interests in consolidated subsidiaries.

Share-Based Payment - In December 2004, the FASB issued Statement 123R, “Share-Based Payment,” which requires companies to expense the fair value of share-based payments net of estimated forfeitures. We adopted Statement 123R as of January 1, 2006, and elected to use the modified prospective method. Statement 123R did not have a material impact on our financial statements as we have been expensing share-based payments since our adoption of Statement 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” on January 1, 2003. Awards granted after the adoption of Statement 123R are expensed under the requirements of Statement 123R, while equity awards granted prior to the adoption of Statement 123R will continue to be expensed under Statement 148. We recognized other income of $1.7 million upon adoption of Statement 123R.

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

Property - The following table sets forth our property, by segment, for the periods presented.

	September 30, 2006	December 31, 2005
	(Thousands of dollars)
Distribution	$3,106,388	$3,016,668
Energy Services	7,688	7,690
ONEOK Partners	3,355,534	2,412,679
Other	165,382	138,328
Property, plant and equipment	6,634,992	5,575,365
Accumulated depreciation, depletion and amortization	1,867,565	1,581,138
Net property, plant and equipment	$4,767,427	$3,994,227

Income Taxes - Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is deferred and amortized for operations regulated by the OCC, KCC, RRC and various municipalities in Texas. For all other operations, the effect is recognized in income in the period that includes the enactment date. We continue to amortize previously deferred investment tax credits for ratemaking purposes over the period prescribed by the OCC, KCC, RRC and various municipalities in Texas.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarified the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement 109, “Accounting for Income Taxes.” FIN 48 is effective for our year beginning January 1, 2007. We are currently reviewing the applicability of FIN 48 to our operations and its potential impact on our consolidated financial statements.

Regulation - Our intrastate natural gas transmission pipelines and distribution operations are subject to the rate regulation and accounting requirements of the OCC, KCC, RRC and various municipalities in Texas. Other transportation activities are subject to regulation by the FERC. Oklahoma Natural Gas, Kansas Gas Service, Texas Gas Service and portions of our ONEOK Partners segment follow the accounting and reporting guidance contained in Statement 71, “Accounting for the Effects of Certain Types of Regulation.” During the rate-making process, regulatory authorities may require us to defer recognition of certain costs to be recovered through rates over time as opposed to expensing such costs as incurred. This allows us to stabilize rates over time rather than passing such costs on to the customer for immediate recovery. Accordingly, actions of the regulatory authorities could have an effect on the amount recovered from rate payers. Any difference in the amount recoverable and the amount deferred would be recorded as income or expense at the time of the regulatory action. If all or a portion of the regulated operations becomes no longer subject to the provisions of Statement 71, a write-off of regulatory assets and stranded costs may be required.

Other

Pension and Postretirement Employee Benefits - In September 2006, the FASB issued Statement 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which will require us to record a balance sheet liability equal to the difference between our benefit obligations and plan assets. If Statement 158 had been effective at December 31, 2005, we would have been required to record unrecognized losses of $124.8 million and $78.8 million for pension and postretirement benefits, respectively, on our consolidated balance sheet as accumulated other comprehensive loss. Statement 158 is effective for our year ending December 31, 2006, except for the measurement date change from September 30 to December 31 which will not go into effect until our year ending December 31, 2007.

Reclassifications - Certain amounts in our consolidated financial statements have been reclassified to conform to the 2006 presentation. These reclassifications did not impact previously reported net income or shareholders’ equity. During preparation of our 2005 Annual Report on Form 10-K, we identified and disclosed a software system error impacting our accounting for hedging instruments, and subsequently restated our third quarter 2005 results to reflect an increase in cost of sales and fuel of $13.2 million. It was determined that no other prior periods were affected. For further information, refer to Part II, Item 9A, “Controls and Procedures,” in our Annual Report on Form 10-K for the year ended December 31, 2005.

B.	ACQUISITIONS AND DIVESTITURES

Overland Pass Pipeline Company - In May 2006, a subsidiary of ONEOK Partners entered into an agreement with a subsidiary of The Williams Companies, Inc. (Williams) to form a joint venture called Overland Pass Pipeline Company. Overland Pass Pipeline Company will build a 750-mile natural gas liquids pipeline from Opal, Wyoming to the Mid-continent natural gas liquids market center in Conway, Kansas. The pipeline will be designed to transport approximately 110,000 Bbl/d of NGLs, which can be increased to approximately 150,000 Bbl/d with additional pump facilities if customers contract for that capacity. A subsidiary of ONEOK Partners owns 99 percent of the joint venture, will manage the construction project, will advance all costs associated with construction, and will operate the pipeline. Within two years of the pipeline becoming operational, Williams has the option to increase its ownership up to 50 percent by reimbursing ONEOK Partners its proportionate share of all construction costs and, upon full exercise of that option, Williams would have the option to become operator. Construction of the pipeline is expected to begin in the summer of 2007, with start-up scheduled for early 2008. As part of a long-term agreement, Williams dedicated its NGL production from two of its gas processing plants in Wyoming to the joint-venture company. Subsidiaries of ONEOK Partners will provide downstream fractionation, storage and transportation services to Williams. The pipeline project is estimated to cost approximately $433 million. In May 2006, ONEOK Partners paid $11.4 million to Williams for reimbursement of initial capital expenditures. In addition, ONEOK Partners plans to invest approximately $173 million to expand its existing fractionation capabilities and the capacity of its natural gas liquids distribution pipelines. ONEOK Partners’ financing for both projects may include a combination of short- or long-term debt or equity. The project requires the approval of various state and regulatory authorities.

ONEOK Partners - In April 2006, we sold certain assets comprising our former Gathering and Processing, Natural Gas Liquids, and Pipelines and Storage segments to ONEOK Partners for approximately $3 billion, including $1.35 billion in cash, before adjustments, and approximately 36.5 million Class B limited partner units in ONEOK Partners. The Class B limited partner units and the related general partner interest contribution were valued at approximately $1.65 billion. We also purchased, through ONEOK Partners GP, from an affiliate of TransCanada, its 17.5 percent general partner interest in ONEOK Partners for $40 million. This purchase resulted in our owning 100 percent of the two percent general partner interest in ONEOK Partners. Following the completion of the transactions, we own approximately 37.0 million common and Class B limited partner units and 100 percent of the two percent ONEOK Partners’ general partner interest. Our overall interest in ONEOK Partners, including the two percent general partner interest, has increased to 45.7 percent. ONEOK Partners recorded a $63.6 million purchase price adjustment to the acquired assets related to a working capital settlement, which is reflected as an increase to the value of the Class B units. In the third quarter of 2006, the working capital settlement was finalized, subject to approval by ONEOK Partners’ Audit Committee, resulting in no material adjustments.

Disposition of 20 Percent Interest in Northern Border Pipeline - In April 2006, in connection with the transactions described immediately above, our ONEOK Partners segment completed the sale of a 20 percent partnership interest in Northern Border Pipeline to TC PipeLines for approximately $297 million. Our ONEOK Partners segment recorded a gain on sale of approximately $113.9 million in the second quarter of 2006. ONEOK Partners and TC PipeLines each now own a 50 percent interest in Northern Border Pipeline, with an affiliate of TransCanada becoming operator of the pipeline in April 2007. Under Statement 94, “Consolidation of All Majority Owned Subsidiaries,” a majority-owned subsidiary is not consolidated if control is likely to be temporary or if it does not rest with the majority owner. Neither ONEOK Partners nor TC PipeLines has control of Northern Border Pipeline, as control is shared equally through Northern Border Pipeline’s Management Committee. ONEOK Partners no longer consolidates Northern Border Pipeline as of January 1, 2006. Instead, its interest in Northern Border Pipeline is accounted for as an investment under the equity method. This change does not affect previously reported net income or shareholders’ equity. TransCanada paid us $10 million for expenses associated with the transfer of operating responsibility of Northern Border Pipeline to them.

Acquisition of Guardian Pipeline Interests - In April 2006, our ONEOK Partners segment acquired the remaining 66 2/3 percent interest in Guardian Pipeline for approximately $77 million, increasing its ownership interest to 100 percent. ONEOK Partners used borrowings from its credit facility to fund the acquisition of the additional interest in Guardian Pipeline. Following the completion of the transaction, we consolidated Guardian Pipeline in our consolidated financial statements. This change was retroactive to January 1, 2006. Prior to the transaction, ONEOK Partners’ 33 1/3 percent interest in Guardian Pipeline was accounted for as an investment under the equity method.

Acquisition of Koch Industries Natural Gas Liquids Business - In July 2005, we completed our acquisition of the natural gas liquids businesses owned by Koch Industries, Inc. (Koch) for approximately $1.33 billion, net of working capital and cash received. This transaction included Koch Hydrocarbon, L.P.’s entire Mid-continent natural gas liquids fractionation business; Koch Pipeline Company, L.P.’s natural gas liquids pipeline distribution systems; Chisholm Pipeline Holdings, Inc., which has a 50 percent ownership interest in Chisholm Pipeline Company; MBFF, L.P., which owns an 80 percent interest in a 160,000 Bbl/d fractionator at Mont Belvieu, Texas; and Koch VESCO Holdings, L.L.C., an entity that owns a 10.2 percent interest in Venice Energy Services Company, L.L.C. These assets are included in our consolidated financial statements beginning on July 1, 2005.

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

Pro Forma Nine Months Ended September 30, 2005
(Thousands of dollars, except per share amounts)
Net margin	$1,000,771
Net income	$316,666
Net earnings per share, basic	$3.12
Net earnings per share, diluted	$2.89

C.	DISCONTINUED OPERATIONS

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

Additionally, in the third quarter of 2005, we made the decision to sell our Spring Creek power plant and exit the power generation business. We entered into an agreement to sell our Spring Creek power plant to Westar Energy, Inc. for approximately $53 million. The transaction received FERC approval and the sale was completed on October 31, 2006. The 300-megawatt gas-fired merchant power plant was built in 2001 to supply electrical power during peak periods using gas-powered turbine generators.

These components of our business are accounted for as discontinued operations in accordance with Statement 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, amounts in our financial statements and related notes for all periods shown relating to our Production segment and our power generation business are reflected as discontinued operations.

The amounts of revenue, costs and income taxes reported in discontinued operations are as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Thousands of dollars)
Operating revenues	$4,890	$45,917	$10,055	$131,629
Cost of sales and fuel	3,695	11,900	7,199	35,532
Net margin	1,195	34,017	2,856	96,097
Impairment expense	-	52,226	-	52,226
Operating costs	237	8,383	729	24,025
Depreciation, depletion and amortization	-	1,146	-	17,919
Operating income	958	(27,738)	2,127	1,927
Other income (expense), net	-	170	-	252
Interest expense	904	3,947	2,712	11,657
Income taxes	67	(11,933)	(175)	(3,560)
Income (loss) from operations of discontinued component	$(13)	$(19,582)	$(410)	$(5,918)

Gain on sale of discontinued component, net of tax of $90.7 million	$-	$151,355	$-	$151,355

The following table discloses the major classes of discontinued assets and liabilities included in our consolidated balance sheets for the periods indicated.

	September 30, 2006	December 31, 2005
Assets	(Thousands of dollars)
Property, plant and equipment, net	$50,937	$50,937
Other assets	11,960	12,974
Assets of Discontinued Component	$62,897	$63,911

Liabilities
Accounts payable	$35	$1,043
Other liabilities	1,648	1,421
Liabilities of Discontinued Component	$1,683	$2,464

D.	ENERGY MARKETING AND RISK MANAGEMENT ACTIVITIES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounting Treatment - We account for derivative instruments and hedging activities in accordance with Statement 133, “Accounting for Derivative Instruments and Hedging Activities.” Under Statement 133, entities are required to record all derivative instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. If the derivative instrument does not qualify or is not designated as part of a hedging relationship, we account for changes in fair value of the derivative instrument in earnings as they occur. We record changes in the fair value of derivative instruments that are considered “held for trading purposes” as energy trading revenues, net and derivative instruments considered not “held for trading purposes” as cost of sales and fuel in our Consolidated Statements of Income. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposure to changes in fair values, cash flows or foreign currencies. For hedges of exposure to changes in fair value, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The difference between the change in fair value of the derivative instrument and the change in fair value of the hedged item represents hedge ineffectiveness. For hedges of exposure to changes in cash flow, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income (loss) and is subsequently reclassified into earnings when the forecasted transaction affects earnings.

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

Refer to Note D in our Annual Report on Form 10-K for the year ended December 31, 2005, for additional discussion.

Fair Value Hedges - In prior years, we terminated various interest rate swap agreements. The net savings from the termination of these swaps is being recognized in interest expense over the terms of the debt instruments originally hedged. Net interest expense savings for the nine months ended September 30, 2006, for all terminated swaps was $7.6 million. The remaining net savings for all terminated swaps will be recognized over the periods set forth in the following table.

	ONEOK	ONEOK Partners	Total
	(Millions of dollars)
Remainder of 2006	$1.7	$0.8	$2.5
2007	6.6	3.4	10.0
2008	6.6	3.6	10.2
2009	5.6	3.8	9.4
2010	5.5	4.0	9.5
Thereafter	15.3	0.8	16.1

Currently, $490 million of fixed rate debt is swapped to floating. Interest on the floating rate debt is based on both the three- and six-month LIBOR, depending upon the swap. Based on the actual performance through September 30, 2006, the weighted average interest rate on the $490 million of debt increased from 6.64 percent to 7.16 percent. At September 30, 2006, we recorded a net liability of $13.9 million to recognize the interest rate swaps at fair value. Long-term debt was decreased by $13.9 million to recognize the change in the fair value of the related hedged liability.

Our Energy Services segment uses basis swaps to hedge the fair value of certain firm transportation commitments. Net gains or losses from the fair value hedges are recorded to cost of sales and fuel. The ineffectiveness related to these hedges was a $1.0 million gain and a $1.7 million gain for the three months ended September 30, 2006 and 2005, respectively. The ineffectiveness related to these hedges was an $8.3 million loss and a $1.4 million gain for the nine months ended September 30, 2006 and 2005, respectively.

Cash Flow Hedges - Our Energy Services segment uses futures and swaps to hedge the cash flows associated with our anticipated purchases and sales of natural gas and cost of fuel used in transportation of natural gas. Accumulated other comprehensive income (loss) at September 30, 2006, includes gains of approximately $47.8 million, net of tax, related to these hedges that will be realized within the next 32 months. If prices remain at current levels, we will recognize $62.7 million in net gains over the next 12 months, and we will recognize net losses of $14.9 million thereafter.

Net gains and losses are reclassified out of accumulated other comprehensive income (loss) to operating revenues or cost of sales and fuel when the anticipated purchase or sale occurs. Ineffectiveness related to our cash flow hedges resulted in a gain of approximately $4.5 million and $14.0 million for the three and nine months ended September 30, 2006, respectively. Ineffectiveness related to these cash flow hedges for the three and nine months ended September 30, 2005, resulted in a loss of approximately $7.0 million and a loss of approximately $7.1 million, respectively. There were no losses during the nine months ended September 30, 2006 and 2005, respectively, due to the discontinuance of cash flow hedge treatment.

Our ONEOK Partners segment periodically enters into derivative instruments to hedge the cash flows associated with its exposure to changes in the price of natural gas, NGLs and condensate. If prices remain at current levels, our ONEOK Partners segment’s net gains are immaterial.

Our Distribution segment also uses derivative instruments from time to time. Gains or losses associated with these derivative instruments are included in, and recoverable through, the monthly purchased gas adjustment. At September 30, 2006, Kansas Gas Service had derivative instruments in place to hedge the cost of natural gas purchases for 5.6 Bcf, which represents part of its gas purchase requirements for the 2006/2007 winter heating months. At September 30, 2006, Texas Gas Service had derivative instruments in place to hedge the cost of natural gas purchases for 1.1 Bcf, which represents part of its gas purchase requirements for the 2006/2007 winter heating months.

E.	GOODWILL AND INTANGIBLES

Goodwill

Carrying Amounts - The following table reflects the changes in the carrying amount of goodwill for the periods indicated.

	Balance December 31, 2005	Additions	Adjustments	Adoption of EITF 04-5	Balance September 30, 2006
	(Thousands of dollars)
Distribution	$157,953	$-	$-	$-	$157,953
Energy Services	10,255	-	-	-	10,255
ONEOK Partners	211,087	9,552	(2,001)	184,843	403,481
Other	1,099	-	-	-	1,099
Goodwill	$380,394	$9,552	$(2,001)	$184,843	$572,788

Goodwill additions in our ONEOK Partners segment include $7.5 million related to the consolidation of Guardian Pipeline, of which $5.7 million relates to the purchase of the additional 66 2/3 percent interest, and $2.1 million related to the incremental one percent acquisition in an affiliate that was previously accounted for under the equity method. Following ONEOK Partners’ acquisition of the additional one percent interest, we began consolidating the entity.

Goodwill adjustments in our ONEOK Partners segment include an $8.4 million reduction related to the Black Mesa Pipeline impairment, offset by $6.4 million in purchase price adjustments.

In accordance with EITF 04-5, we consolidated our ONEOK Partners segment beginning January 1, 2006. The adoption of EITF 04-5 resulted in $152.8 million of ONEOK Partners’ goodwill being included in our consolidated balance sheet and $32.0 million of goodwill that was previously recorded as our equity investment in ONEOK Partners.

Equity Method Goodwill - For the investments we account for under the equity method of accounting, the premium or excess cost over underlying fair value of net assets is referred to as equity method goodwill. At September 30, 2006, $185.6 million of equity method goodwill was included in our investment in unconsolidated affiliates on our consolidated balance sheet.

Impairment Test - We adopted Statement 142 “Goodwill and Other Intangible Assets,” on January 1, 2002, with a January 1 annual goodwill impairment testing date. In the third quarter of 2006, we changed our annual goodwill impairment testing date to July 1. Prior to the change we had segments, and companies within segments, performing the annual goodwill impairment test as of the fourth quarter and as of January 1. The multiple testing dates were the result of:

•	the consolidation of ONEOK Partners, in accordance with EITF 04-5, which had a fourth quarter annual goodwill impairment testing date;
•	our sale of certain assets comprising our former Gathering and Processing, Natural Gas Liquids, and Pipelines and Storage segments to ONEOK Partners in April 2006, which resulted in the ONEOK Partners segment including assets with two impairment testing dates since our former Gathering and Processing and Pipelines and Storage segments used a January 1 testing date, while all the legacy ONEOK Partners assets used a fourth quarter testing date; and
•	our former Natural Gas Liquids segment was comprised of assets primarily acquired in a July 2005 acquisition from Koch and due to the recent acquisition, no date had been selected for testing.

We believe that this change in accounting principle is preferable because (1) the test would be performed at the same time for all our segments, (2) performing the test as of the first day of the third quarter allows adequate time to complete the test while still providing time to report the impact of the test in our periodic filings for the third quarter, and (3) the third quarter is outside the normal operating cycle of most of our segments and coincides with our annual budget process, which results in more detailed budgeting and forecasting information available for use in the impairment analysis. There were no impairment charges resulting from the July 1, 2006, impairment testing, and no events indicating an impairment has occurred subsequent to that date.

Intangibles

Our intangible assets primarily relate to contracts acquired through our acquisition of the natural gas liquids businesses from Koch which are recorded in our ONEOK Partners segment. Those contracts are being amortized over an aggregate weighted-average period of 40 years. The aggregate amortization expense for each of the next five years is estimated to be approximately $7.7 million. Amortization expense for intangible assets for the three and nine months ended September 30, 2006 was $1.9 million and $5.7 million, respectively. The following table reflects the gross carrying amount and accumulated amortization of intangibles at September 30, 2006 and December 31, 2005.

	Gross Intangibles	Accumulated Amortization	Net Intangibles
(Thousands of dollars)
September 30, 2006	$ 462,214	$ (9,582)	$ 452,632
December 31, 2005	$ 306,650	$ (3,833)	$ 302,817

The adoption of EITF 04-5 resulted in the addition of $123.0 million of intangibles, which was previously recorded as our equity investment in ONEOK Partners. An additional $32.5 million was recorded related to the general partner incentive distribution rights acquired through the purchase of TransCanada’s 17.5 percent general partner interest. These intangibles have an indefinite life and accordingly, are not subject to amortization, but are subject to impairment testing.

F.	COMPREHENSIVE INCOME

The tables below show the gross amount of comprehensive income (loss) and related tax (expense) or benefit for the periods indicated.

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	Gross	Tax (Expense) or Benefit	Net	Gross	Tax (Expense) or Benefit	Net
	(Thousands of dollars)			(Thousands of dollars)
Unrealized gains on energy marketing and risk management assets/liabilities	$152,678	$(57,650)	$95,028	$238,874	$(91,940)	$146,934
Realized (gains) losses in net income	(29,478)	11,402	(18,076)	(92,453)	35,761	(56,692)
Other comprehensive income (loss)	$123,200	$(46,248)	$76,952	$146,421	$(56,179)	$90,242

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	Gross	Tax (Expense) or Benefit	Net	Gross	Tax (Expense) or Benefit	Net
	(Thousands of dollars)			(Thousands of dollars)
Unrealized losses on energy marketing and risk management assets/liabilities	$(326,493)	$118,972	$(207,521)	$(392,126)	$151,674	$(240,452)
Unrealized holding losses arising during the period	-	-	-	(606)	223	(383)
Realized (gains) losses in net income	3,374	(1,305)	2,069	(6,644)	2,570	(4,074)
Assumption of energy marketing and risk management assets/liabilities related to sale of discontinued component	(18,915)	7,316	(11,599)	(18,915)	7,316	(11,599)
Other comprehensive income (loss)	$(342,034)	$124,983	$(217,051)	$(418,291)	$161,783	$(256,508)

The table below shows the balance in accumulated other comprehensive income (loss) for the periods indicated.

	Unrealized gains (losses) on energy marketing and risk management assets/liabilities	Minimum pension liability adjustment	Accumulated other comprehensive income (loss)
	(Thousands of dollars)
December 31, 2005	$(49,194)	$(7,797)	$(56,991)
Year to date change	90,242	-	90,242
September 30, 2006	$41,048	$(7,797)	$33,251

G.	CAPITAL STOCK

Stock Repurchase Plan - A total of 15 million shares have been repurchased to date pursuant to a plan approved by our Board of Directors. The plan, originally approved by our Board of Directors in January 2005, was extended in November 2005 to allow us to purchase up to a total of 15 million shares of our common stock on or before November 2007. On August 7, 2006, we repurchased 7.5 million shares of our outstanding common stock under an accelerated share repurchase agreement with UBS Securities LLC (UBS) at an initial price of $37.52 per share for a total of $281.4 million, which completed the plan approved by our Board of Directors. Under the terms of the accelerated repurchase agreement, we repurchased 7.5 million shares immediately from UBS. UBS then borrowed 7.5 million of our shares and will purchase shares in the open market to settle its short position. Our repurchase is subject to a financial adjustment based on the volume-weighted average price, less a discount, of the shares subsequently repurchased by UBS over the course of the repurchase period. The price adjustment can be settled, at our option, in cash or in shares of our common stock. In accordance with EITF Issue No. 99-7, “Accounting for an Accelerated Share Repurchase Program,” the repurchase was accounted for as two separate transactions: (1) as shares of common stock acquired in a treasury stock transaction recorded on the acquisition date and (2) as a forward contract indexed to ONEOK common stock. Additionally, we classified the forward contract as equity under EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” At September 30, 2006, we did not owe UBS for a price adjustment. We have no remaining shares available for repurchase under our stock repurchase plan.

Dividends - Quarterly dividends paid on our common stock for shareholders of record as of the close of business on January 31, 2006, May 1, 2006 and July 31, 2006, were $0.28 per share, $0.30 per share and $0.32 per share, respectively. Additionally, a quarterly dividend of $0.32 per share was declared in October, payable in the fourth quarter of 2006.

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

ONEOK Short-Term Bridge Financing Agreement - On July 1, 2005, we borrowed $1.0 billion under a new short-term bridge financing agreement to assist in financing our acquisition of assets from Koch. We funded the remaining acquisition cost through our commercial paper program. During the three months ended March 31, 2006, we repaid the facility in full, and it was terminated according to its terms.

ONEOK Five-Year Credit Agreement - In April 2006, we amended ONEOK’s 2004 $1.2 billion five-year credit agreement to accommodate the transaction with ONEOK Partners. This amendment included changes to the material adverse effect representation, the burdensome agreement representation and the covenant regarding maintenance of control of ONEOK Partners.

In July 2006, we amended and restated ONEOK’s 2004 $1.2 billion five-year credit agreement. The amended agreement includes revised pricing, an extension of the maturity date from 2009 to 2011, an option for additional extensions of the maturity date with the consent of the lenders, and an option to request an increase in the commitments of the lenders of up to an additional $500 million. The interest rates applicable to extensions of credit under this agreement are based, at our election, on either (i) the higher of prime or one-half of one percent above the Federal Funds Rate, which is the rate that banks charge each other for the overnight borrowing of funds, or (ii) the Eurodollar rate plus a set number of basis points based on our current long-term unsecured debt ratings.

Under the five-year credit agreement, ONEOK is required to comply with certain financial, operational and legal covenants. Among other things, these requirements include:

•	a $500 million sublimit for the issuance of standby letters of credit,
•	a limitation on our debt-to-capital ratio, which may not exceed 67.5 percent at the end of any calendar quarter,
•	a requirement that we maintain the power to control the management and policies of ONEOK Partners, and
•	a limit on new investments in master limited partnerships.

The debt covenant calculations in ONEOK’s five-year credit agreement exclude the debt of ONEOK Partners. At September 30, 2006, we had no borrowings outstanding under this agreement.

ONEOK’s five-year credit agreement also contains customary affirmative and negative covenants, including covenants relating to liens, investments, fundamental changes in our businesses, changes in the nature of our businesses, transactions with affiliates, the use of proceeds and a covenant that prevents us from restricting our subsidiaries’ ability to pay dividends. At September 30, 2006, ONEOK was in compliance with these covenants.

At September 30, 2006, ONEOK had $88.4 million in letters of credit, no commercial paper outstanding and no loans outstanding under the Credit Agreement.

ONEOK Partners Five-Year Credit Agreement - In March 2006, ONEOK Partners entered into a five-year $750 million amended and restated revolving credit agreement (2006 Partnership Credit Agreement) with certain financial institutions and terminated its $500 million revolving credit agreement. At September 30, 2006, ONEOK Partners had $15 million in letters of credit outstanding and no borrowings outstanding under the 2006 Partnership Credit Agreement.

Under the 2006 Partnership Credit Agreement, ONEOK Partners is required to comply with certain financial, operational and legal covenants. Among other things, these requirements include:

•	maintaining a ratio of EBITDA (net income plus interest expense, income taxes, and depreciation and amortization) to interest expense of greater than 3 to 1, and
•	maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA adjusted for pro forma operating results of acquisitions made during the year) of no more than 4.75 to 1.

If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will be increased to 5.25 to 1 for two calendar quarters following the acquisitions. Upon any breach of these covenants, amounts outstanding under the 2006 Partnership Credit Agreement may become immediately due and payable. At September 30, 2006, ONEOK Partners was in compliance with these covenants.

ONEOK Partners Bridge Facility - In April 2006, ONEOK Partners entered into a $1.1 billion 364-day credit agreement (Bridge Facility) with a syndicate of banks and borrowed $1.05 billion under this agreement to finance a portion of its purchase of certain assets comprising our former Gathering and Processing, Natural Gas Liquids, and Pipelines and Storage segments. In September 2006, ONEOK Partners repaid the amounts outstanding under the Bridge Facility using proceeds from the issuance of senior notes, which resulted in the Bridge Facility being terminated according to its terms. See Note I for further discussion regarding the issuance of senior notes.

I.	LONG-TERM DEBT

The following table sets forth our long-term debt for the periods indicated.

	September 30, 2006	December 31, 2005
	(Thousands of dollars)
ONEOK
5.51% due 2008	$402,303	$402,303
6.0% due 2009	100,000	100,000
7.125% due 2011	400,000	400,000
5.2% due 2015	400,000	400,000
6.4% due 2019	92,623	92,921
6.5% due 2028	91,788	92,246
6.875% due 2028	100,000	100,000
6.0% due 2035	400,000	400,000
Other	3,270	5,732

	1,989,984	1,993,202

ONEOK Partners
8.875% due 2010	250,000	-
7.10% due 2011	225,000	-
5.90% due 2012	350,000	-
6.15% due 2016	450,000	-
6.65% due 2036	600,000	-

	1,875,000	-

Guardian Pipeline
Average 7.85%, due 2022	148,555	-

Total long-term notes payable	4,013,539	1,993,202
Change in fair value of hedged debt	43,737	39,211
Unamortized debt premium	(2,966)	(1,797)
Current maturities	(18,183)	(6,546)
Long-term debt	$4,036,127	$2,024,070

The aggregate maturities of long-term debt outstanding for the remainder of 2006 and for years ending December 31, 2007 through 2010 are shown below.

	ONEOK	ONEOK Partners	Guardian	Total
	(Millions of dollars)
Remainder of 2006	$6.3	$-	$3.0	$9.3
2007	6.2	-	11.9	18.1
2008	408.6	-	11.9	420.5
2009	106.3	-	11.9	118.2
2010	6.3	250.0	11.9	268.2

Additionally, $184.4 million of ONEOK’s debt is callable at par at our option from now until maturity, which is 2019 for $92.6 million and 2028 for $91.8 million. Certain debt agreements have negative covenants that relate to liens and sale/leaseback transactions.

ONEOK Partners Debt Issuance - In September 2006, ONEOK Partners completed an underwritten public offering of (i) $350 million aggregate principal amount of 5.90 percent Senior Notes due 2012 (the “2012 Notes”), (ii) $450 million aggregate principal amount of 6.15 percent Senior Notes due 2016 (the “2016 Notes”) and (iii) $600 million aggregate principal amount of 6.65 percent Senior Notes due 2036 (the “2036 Notes” and collectively with the 2012 Notes and the 2016 Notes, the “Notes”). ONEOK Partners registered the sale of the Notes with the SEC pursuant to a registration statement filed on September 19, 2006.

The Notes are guaranteed on a senior unsecured basis by the Intermediate Partnership. The guarantee ranks equally in right of payment to all of the Intermediate Partnership’s existing and future unsecured senior indebtedness.

ONEOK Partners may redeem the Notes, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount of the Notes, plus accrued interest, unpaid interest and a make-whole premium. The redemption price will never be less than 100 percent of the principal amount of the relevant Notes plus accrued and unpaid interest. The Notes are senior unsecured obligations, ranking equally in right of payment with all of ONEOK Partners’ existing and future unsecured senior indebtedness, and effectively junior to all of the existing debt and other liabilities of its non-guarantor subsidiaries. The Notes are non-recourse to us.

The net proceeds from the Notes of approximately $1.39 billion, after deducting underwriting discounts and commissions and expenses, but before offering expenses, were used to repay all of the amounts outstanding under the Bridge Facility and to repay $335 million of indebtedness outstanding under the 2006 Partnership Credit Agreement. The terms of the Notes are governed by the Indenture, dated as of September 25, 2006, between ONEOK Partners and Wells Fargo Bank, N.A., as trustee, as supplemented by the First Supplemental Indenture (with respect to the 2012 Notes), the Second Supplemental Indenture (with respect to the 2016 Notes) and the Third Supplemental Indenture (with respect to the 2036 Notes), each dated September 25, 2006. The Indenture does not limit the aggregate principal amount of debt securities that may be issued and provides that debt securities may be issued from time to time in one or more additional series. The Indenture contains covenants including, among other provisions, limitations on ONEOK Partners’ ability to place liens on its property or assets and sell and lease back its property.

The 2012 Notes, 2016 Notes and 2036 Notes will mature on April 1, 2012, October 1, 2016 and October 1, 2036, respectively. ONEOK Partners will pay interest on the Notes on April 1 and October 1 of each year. The first payment of interest on the Notes will be made on April 1, 2007. Interest on the Notes accrues from September 25, 2006, which was the issuance date of the Notes.

Guardian Pipeline Master Shelf Agreement - ONEOK Partners’ acquisition of the remaining 66 2/3 percent interest in Guardian Pipeline resulted in the inclusion of $148.6 million of long-term debt in our consolidated balance sheet. These notes were issued under a master shelf agreement with certain financial institutions. Principal payments are due annually through 2022. Interest rates on the notes range from 7.61 percent to 8.27 percent, with an average rate of 7.85 percent.

Guardian Pipeline’s Master Shelf agreement contains financial covenants that require the maintenance of a ratio of (1) EBITDAR (net income plus interest expense, income taxes, operating lease expense and depreciation and amortization) to the sum of interest expense plus operating lease expense of not less than 1.5 to 1 and (2) total indebtedness to EBITDAR of not greater than 6.75 to 1. Upon any breach of these covenants, all amounts outstanding under the master shelf agreement may become due and payable immediately. Beginning in December 2007, the rate of total indebtedness to EBITDAR may not be greater than 5.75 to 1. At September 30, 2006, Guardian Pipeline was in compliance with its financial covenants.

J.	EMPLOYEE BENEFIT PLANS

The tables below provide the components of net periodic benefit cost for our pension and other postretirement benefit plans.

	Pension Benefits Three Months Ended September 30,		Pension Benefits Nine Months Ended September 30,
	2006	2005	2006	2005
Components of Net Periodic Benefit Cost	(Thousands of dollars)
Service cost	$5,204	$4,941	$15,736	$14,823
Interest cost	10,826	10,758	32,569	32,273
Expected return on assets	(14,396)	(14,927)	(43,189)	(44,780)
Amortization of unrecognized prior service cost	378	361	1,133	1,082
Amortization of loss	3,278	2,126	9,985	6,377
Net periodic benefit cost	$5,290	$3,259	$16,234	$9,775

	Postretirement Benefits Three Months Ended September 30,		Postretirement Benefits Nine Months Ended September 30,
	2006	2005	2006	2005
Components of Net Periodic Benefit Cost	(Thousands of dollars)
Service cost	$1,583	$1,765	$4,749	$5,294
Interest cost	3,539	3,567	10,617	10,702
Expected return on assets	(1,141)	(1,086)	(3,423)	(3,258)
Amortization of unrecognized net asset at adoption	797	864	2,392	2,592
Amortization of unrecognized prior service cost	(571)	118	(1,715)	354
Amortization of loss	2,271	1,617	6,814	4,852
Net periodic benefit cost	$6,478	$6,845	$19,434	$20,536

Contributions - For the nine months ended September 30, 2006, contributions of $1.1 million and $14.6 million were made to our pension plan and other postretirement benefit plan, respectively. For 2006, we anticipate total contributions to our defined benefit pension plan and postretirement benefit plan to be $1.5 million and $17.3 million, respectively. Our pay-as-you-go other postretirement benefit plan costs were $8.8 million for the nine months ended September 30, 2006, and we expect our total pay-as-you-go costs for 2006 to be $14.0 million.

K.	COMMITMENTS AND CONTINGENCIES

Operating Leases and Agreements - Our operating leases include a gas processing plant, office buildings, vehicles and equipment. The following table sets forth the future minimum lease payments as of September 30, 2006 under non-cancelable operating leases for each of the following years.

	ONEOK	ONEOK Partners	Total
	(Millions of dollars)
Remainder of 2006	$12.0	$1.2	$13.2
2007	32.7	3.3	36.0
2008	30.8	2.7	33.5
2009	28.3	0.9	29.2
2010	26.1	0.5	26.6

The amounts in the ONEOK column above include the minimum lease payments relating to the lease of a gas processing plant for which we have a liability as a result of uneconomic lease terms.

Environmental Liabilities - We are subject to multiple environmental laws and regulations affecting many aspects of present and future operations, including air emissions, water quality, wastewater discharges, solid wastes and hazardous material and substance management. These laws and regulations generally require us to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals. Failure to comply with these laws, regulations, permits and licenses may expose us to fines, penalties and/or interruptions in our operations that could be material to the results of operations. If an accidental leak or spill of hazardous materials occurs from our lines or facilities, in the process of transporting natural gas or NGLs, or at any facility that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including investigation and clean up costs, which could materially affect our results of operations and cash flows. In addition, emission controls required under the Federal Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities. We cannot assure that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from customers, could have a material adverse effect on our business, financial condition and results of operations.

We own or retain legal responsibility for the environmental conditions at 12 former manufactured gas sites in Kansas that we acquired in November 1997. These sites contain potentially harmful materials that are subject to control or remediation under various environmental laws and regulations. A consent agreement with the KDHE presently governs all work at these sites. The terms of the consent agreement allow us to investigate these sites and set remediation activities based upon the results of the investigations and risk analysis. Remediation typically involves the management of contaminated soils and may involve removal of structures and monitoring and/or remediation of groundwater. We have commenced remediation on eleven sites, with regulatory closure achieved at two of these locations. Of the remaining nine sites, we have completed or are near completion of soil remediation at six sites, and we expect to commence soil remediation on the other three sites. We have begun site assessment at the remaining site where no active remediation has occurred.

To date, we have incurred remediation costs of $5.8 million and have accrued an additional $6.0 million related to the sites where we have commenced or will soon commence remediation. We have recorded estimates of future remediation costs for these sites based on our environmental assessments and remediation plans approved by the KDHE. These estimates are recorded on an undiscounted basis. For the site that is currently in the assessment phase, we have completed some analysis, but are unable at this point to accurately estimate aggregate costs that may be required to satisfy our remedial obligations at this site. Until the site assessment is complete and the KDHE approves the remediation plan, we will not have complete information available to us to accurately estimate remediation costs.

The costs associated with these sites do not include other potential expenses that might be incurred, such as unasserted property damage claims, personal injury or natural resource claims, unbudgeted legal expenses or other costs for which we may be held liable but with respect to which we cannot reasonably estimate an amount. As of this date, we have no knowledge of any of these types of claims. The foregoing estimates do not consider potential insurance recoveries, recoveries through rates or recoveries from unaffiliated parties, to which we may be entitled. We have filed claims with our insurance carriers relating to these sites and we have recovered a portion of our costs incurred to date. We have not recorded any amounts for potential insurance recoveries or recoveries from unaffiliated parties, and we are not recovering any environmental amounts in rates. As more information related to the site investigations and remediation activities becomes available, and to the extent such amounts are expected to exceed our current estimates, additional expenses could be recorded. Such amounts could be material to our results of operations and cash flows depending on the remediation and number of years over which the remediation is required to be completed.

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

Effective January 1, 2006, we were required to consolidate ONEOK Partners’ operations in our consolidated financial statements under EITF 04-5 and we elected to use the prospective method. In April 2006, we sold certain assets comprising our former Gathering and Processing, Natural Gas Liquids, and Pipelines and Storage segments to ONEOK Partners for approximately $3 billion, including $1.35 billion in cash before adjustments, and approximately 36.5 million Class B limited partner units in ONEOK Partners. These former segments are now included in our ONEOK Partners segment. All periods presented have been restated to reflect this change. Our ONEOK Partners segment gathers, processes, transports and stores natural gas; gathers, treats, stores, and fractionates NGLs; and provides NGL gathering and distribution services. The primary customers for our ONEOK Partners segment include major and independent oil and gas production companies, gathering and processing companies, petrochemical and refining companies, natural gas producers, marketers, industrial facilities, local distribution companies and electric power generating plants.

In September 2005, we completed the sale of our Production segment. Additionally, in the third quarter of 2005, we made the decision to sell our Spring Creek power plant and exit the power generation business. The sale was completed on October 31, 2006. These components of our business are accounted for as discontinued operations in accordance with Statement 144. Our Production segment is included in our Other segment in the 2005 tables below, while our power generation business is included in our Energy Services segment in the tables below.

The following tables set forth certain selected financial information for our operating segments for the periods indicated.

Three Months Ended September 30, 2006	Distribution	Energy Services	ONEOK Partners	Other and Eliminations	Total
	(Thousands of dollars)

Sales to unaffiliated customers	$252,261	$1,350,802	$1,045,634	$615	$2,649,312
Energy trading revenues, net	-	(8,435)	-	-	(8,435)
Intersegment sales	-	51,892	168,949	(220,841)	-
Total Revenues	$252,261	$1,394,259	$1,214,583	$(220,226)	$2,640,877

Net margin	$106,942	$30,725	$210,682	$637	$348,986
Operating costs	88,821	8,637	75,529	996	173,983
Depreciation, depletion and amortization	27,307	524	27,516	121	55,468
Gain on sale of assets	-	-	-	-	-
Operating income	$(9,186)	$21,564	$107,637	$(480)	$119,535

Loss from operations of discontinued components	$-	$(13)	$-	$-	$(13)
Equity earnings from investments	$-	$-	$22,788	$-	$22,788
Capital expenditures	$37,154	$-	$61,213	$13,008	$111,375

Three Months Ended September 30, 2005	Distribution	Energy Services	ONEOK Partners	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$316,021	$1,897,038	$1,222,324	$(253,791)	$3,181,592
Energy trading revenues, net	-	10,615	-	-	10,615
Intersegment sales	-	110,083	186,632	(296,715)	-
Total Revenues	$316,021	$2,017,736	$1,408,956	$(550,506)	$3,192,207

Net margin	$105,104	$55,040	$168,734	$441	$329,319
Operating costs	91,596	12,451	66,785	290	171,122
Depreciation, depletion and amortization	26,298	533	21,175	125	48,131
Gain on sale of assets	-	-	-	-	-
Operating income	$(12,790)	$42,056	$80,774	$26	$110,066

Income (loss) from operations of discontinued components	$-	$(32,972)	$-	$13,390	$(19,582)
Equity earnings from investments	$-	$-	$(39)	$2,861	$2,822
Capital expenditures	$39,069	$-	$8,949	$13,939	$61,957

Nine Months Ended September 30, 2006	Distribution	Energy Services	ONEOK Partners	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$1,356,613	$4,485,343	$2,983,875	$(454)	$8,825,377
Energy trading revenues, net	-	3,047	-	-	3,047
Intersegment sales	-	323,800	559,888	(883,688)	-
Total Revenues	$1,356,613	$4,812,190	$3,543,763	$(884,142)	$8,828,424

Net margin	$422,014	$198,206	$624,143	$4,122	$1,248,485
Operating costs	270,858	28,201	224,650	2,799	526,508
Depreciation, depletion and amortization	82,621	1,628	94,269	371	178,889
Gain on sale of assets	-	-	114,865	1,027	115,892
Operating income	$68,535	$168,377	$420,089	$1,979	$658,980

Income (loss) from operations of discontinued components	$-	$(410)	$-	$-	$(410)
Equity earnings from investments	$-	$-	$72,750	$-	$72,750
Total assets	$2,606,379	$1,987,476	$5,030,429	$564,234	$10,188,518
Capital expenditures	$114,846	$-	$114,788	$14,334	$243,968

Nine Months Ended September 30, 2005	Distribution	Energy Services	ONEOK Partners	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$1,433,945	$4,816,867	$1,444,788	$273,414	$7,969,014
Energy trading revenues, net	-	11,023	-	-	11,023
Intersegment sales	-	487,248	860,909	(1,348,157)	-
Total Revenues	$1,433,945	$5,315,138	$2,305,697	$(1,074,743)	$7,980,037

Net margin	$412,816	$127,483	$391,519	$(2,125)	$929,693
Operating costs	265,701	28,277	155,483	(3,415)	446,046
Depreciation, depletion and amortization	86,301	1,503	46,867	349	135,020
Gain on sale of assets	-	-	-	-	-
Operating income	$60,814	$97,703	$189,169	$941	$348,627
Income (loss) from operations of discontinued components	$-	$(34,413)	$-	$28,495	$(5,918)
Equity earnings from investments	$-	$-	$597	$7,875	$8,472
Total assets	$2,661,119	$3,105,229	$4,036,790	$559,317	$10,362,455
Capital expenditures	$103,078	$159	$39,390	$47,303	$189,930

M.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental information with respect to our cash flow for the periods indicated.

Nine Months Ended September 30,
	2006	2005
Cash paid during the period	(Thousands of dollars)
Interest, including amounts capitalized	$ 163,426	$ 141,868
Income taxes	$ 214,187	$ 55,797

Cash paid for interest includes swap terminations and treasury rate-lock terminations of $22.6 million for the nine months ended September 30, 2005.

N. SHARE-BASED PAYMENT PLANS

General

Effective January 1, 2006, we adopted Statement 123R. See Note A for additional information. We used a three percent forfeiture rate for all awards outstanding based on historical forfeitures under our share-based payment plans. We use a combination of issuances from treasury stock and repurchases in the open market to satisfy our share-based payment obligations.

The compensation cost expensed for our share-based payment plans described below was $7.8 million for the nine months ended September 30, 2006, net of a $3.0 million tax benefit. No compensation cost was capitalized for the nine months ended September 30, 2006.

Cash received from the exercise of awards under all share-based payment arrangements was $6.6 million for the nine months ended September 30, 2006. The actual tax benefit realized for the anticipated tax deductions of the exercise of share-based payment arrangements totaled $2.6 million for the nine months ended September 30, 2006. No cash was used to settle awards granted under share-based payment arrangements.

Share-Based Payment Plan Descriptions

The ONEOK, Inc. Long-Term Incentive Plan (the LTIP), the ONEOK, Inc. Equity Compensation Plan (Equity Compensation Plan) and the ONEOK, Inc. Stock Compensation Plan for Non-Employee Directors (the DSCP) are described in Note P in our Annual Report on Form 10-K for the year ended December 31, 2005.

Stock Option Activity

The total fair value of stock options vested during the nine months ended September 30, 2006, was $4.0 million. The following table sets forth the stock option activity for employees and non-employee directors for the periods indicated.

	Number of Shares	Weighted Average Price
Outstanding December 31, 2005	1,952,415	$22.51
Exercised	(590,921)	$23.04
Expired	(2,166)	$19.39
Restored	237,111	$35.03
Outstanding September 30, 2006	1,596,439	$24.17

Exercisable September 30, 2006	1,405,070	$22.55

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Awards	Remaining Life (yrs)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in 000’s)	Number of Awards	Remaining Life (yrs)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in 000’s)
$14.58 to $21.87	693,270	5.33	$17.06	$14,371	691,728	5.33	$17.06	$14,340
$21.88 to $32.82	565,688	4.15	$25.86	$6,749	497,305	4.18	$24.98	$6,370
$32.83 to $38.83	337,481	3.80	$35.63	$729	216,037	3.78	$34.52	$706

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on our closing stock price of $37.79 as of September 30, 2006, that would have been received by the option holders had all option holders exercised their options as of September 30, 2006.

The fair value of each option granted was estimated on the date of grant based on the Black-Scholes model using the assumptions in the table below.

Volatility (a)	13.88	% to 31.06%
Dividend Yield	2.78	% to 8.5%
Risk-free Interest Rate	2.52	% to 6.11%
(a) - Volatility was based on historical volatility over nine months using daily stock price observations.

The expected life of outstanding options ranged from one to ten years based upon experience to date and the make-up of the optionees. As of September 30, 2006, the amount of unrecognized compensation cost related to nonvested stock options was not material. The following table sets forth various statistics relating to our stock option activity.

September 30, 2006
Weighted average grant date fair value (per share)	$ 5.77
Intrinsic value of options exercised (thousands of dollars)	$ 6,761
Fair value of shares granted (thousands of dollars)	$ 1,368

Restricted Stock Activity

Awards granted in 2006 and 2003 vest over a three-year period and entitle the grantee to receive shares of our common stock. Awards granted in 2005 and 2004 entitle the grantee to receive two-thirds of the grant in our common stock and one-third of the grant in cash. The equity awards are measured at fair value as if they were vested and issued on the grant date, generally reduced by expected dividend payments, and adjusted for estimated forfeitures. The portion of the grants that are settled in cash are classified as liability awards with fair value based on the fair market value of our common stock, reduced by expected dividend payments and adjusted for estimated forfeitures, at each reporting date. The total fair value of shares vested during the nine months ended September 30, 2006, was $5.7 million.

The following table sets forth activity for the restricted stock equity awards.

	Number of Shares	Weighted Average Price
Nonvested December 31, 2005	432,856	$19.58
Granted	144,750	$23.82
Released to participants	(198,651)	$17.07
Forfeited	(11,261)	$20.14
Dividends	1,993	$27.19
Nonvested September 30, 2006	369,687	$22.61

The following table sets forth activity for the restricted stock liability awards.

	Number of Shares	Weighted Average Price
Nonvested December 31, 2005	119,514	$22.44
Released to participants	(4,086)	$21.55
Forfeited	(2,912)	$23.19
Nonvested September 30, 2006	112,516	$22.45

As of September 30, 2006, there was $4.0 million of total unrecognized compensation cost related to our nonvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.2 years. The following table sets forth various statistics relating to our restricted stock awards.

September 30, 2006
Weighted average grant date fair value (per share)	$23.82
Fair value of shares granted (thousands of dollars)	$3,448

Performance Unit Activity

If paid the performance unit awards granted in 2005 and 2004 entitle the grantee to receive two-thirds of the grant in shares of our common stock and one-third of the grant in cash, while awards granted in 2003 entitle the grantee to receive common stock only. These awards vest over a three-year period. The fair values of these performance units that are classified as equity awards were calculated as of the date of grant and remain fixed as equity units upon adoption of Statement 123R. The fair values of the one-third liability portion of the performance units are estimated at each reporting date based on a Monte Carlo model.

If paid the awards granted in 2006 entitle the grantee to receive the grant in shares of our common stock. Under Statement 123R, our 2006 performance unit awards are equity awards with a market based condition, which results in the compensation cost for these awards being recognized over the requisite service period, provided that the requisite service period is rendered, regardless of when, if ever, the market condition is satisfied. The fair value of these performance units was estimated on the grant date based on a Monte Carlo model. The compensation expense on these awards will only be adjusted for changes in forfeitures.

The total fair value of shares vested during the nine months ended September 30, 2006, was $4.9 million.

The following table sets forth activity for the performance unit equity awards.

	Number of Units	Weighted Average Price
Nonvested December 31, 2005	581,847	$21.13
Granted	479,000	$25.98
Released to participants	(158,365)	$15.31
Forfeited	(20,654)	$24.29
Nonvested September 30, 2006	881,828	$24.74

The following table sets forth the assumptions used in the valuation of the 2006 grants.

January 19, 2006
Volatility (a)	18.80%
Dividend Yield	3.70%
Risk-free Interest Rate	4.32%
(a) - Volatility was based on historical volatility over three years using daily stock price observations.

The following tables set forth activity for the performance unit liability awards and the assumptions used in the valuations.

	Number of Units	Weighted Average Price
Nonvested December 31, 2005	212,311	$23.31
Released to participants	(166)	$23.36
Forfeited	(8,309)	$23.89
Nonvested September 30, 2006	203,836	$23.29

	January 1, 2006	September 30, 2006
Volatility (a)	19.00%	20.40%
Dividend Yield	3.70%	4.00%
Risk-free Interest Rate	4.37%	4.62%
(a) - Volatility was based on historical volatility over three years using daily stock price observations.

As of September 30, 2006, there was $14.1 million of total unrecognized compensation cost related to the nonvested performance unit awards, which is expected to be recognized over a weighted-average period of 1.5 years. The following table sets forth various statistics relating to our performance units.

September 30, 2006
Weighted average grant date fair value (per share)	$25.98
Fair value of shares granted (thousands of dollars)	$12,444

O.	UNCONSOLIDATED AFFILIATES

Investments in Unconsolidated Affiliates - The following table sets forth our investments in unconsolidated affiliates for the periods indicated.

	Net Ownership Interest	September 30, 2006		December 31, 2005
		(Thousands of dollars)
Northern Border Pipeline (a)	50%	$445,243		$-
Bighorn Gas Gathering	49%	98,246		-
Fort Union Gas Gathering	37%	81,605		-
Lost Creek Gathering (c)	35%	73,938		-
Venice Energy Services Co., LLC	10.2%	39,548		-
Other	Various	17,192		66,607
ONEOK Partners (d)		-		178,402
Total Investment		$755,772	(b)	$245,009

(a)	Beginning January 1, 2006, ONEOK Partners’ interest in Northern Border Pipeline is accounted for as an investment under the equity method (Note B). For the first three months of 2006, ONEOK Partners included 70 percent of Northern Border Pipeline’s income in equity earnings from investments. After the sale of a 20 percent interest in Northern Border Pipeline in April 2006, ONEOK Partners includes 50 percent of Northern Border Pipeline’s income in equity earnings from investments.
(b)	Equity method goodwill (Note E) was $185.6 million at September 30, 2006.
(c)	ONEOK Partners is entitled to receive an incentive allocation of earnings from third-party gathering services revenue recognized by Lost Creek Gathering. As a result of the incentive, ONEOK Partners’ share of Lost Creek Gathering income exceeds the amount its 35 percent ownership interest would otherwise be entitled to.
(d)	ONEOK Partners was consolidated beginning January 1, 2006 in accordance with EITF 04-5. Prior to January 1, 2006, ONEOK Partners was accounted for as an investment under the equity method.

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Thousands of dollars)
Northern Border Pipeline	$16,841	$-	$55,691	$-
Bighorn Gas Gathering	1,959	-	5,780	-
Fort Union Gas Gathering	2,346	-	6,624	-
Lost Creek Gathering	1,437	-	4,036	-
Other	205	(40)	619	597
ONEOK Partners	-	2,862	-	7,875
Total Equity Earnings From Investments	$22,788	$2,822	$72,750	$8,472

Unconsolidated Affiliates Financial Information-Summarized combined financial information of our unconsolidated affiliates is presented below.

September 30, 2006
(Thousands of dollars)
Balance Sheet
Current assets	$88,879
Property, plant and equipment, net	$1,691,334
Other noncurrent assets	$24,178
Current liabilities	$243,826
Long-term debt	$496,247
Other noncurrent liabilities	$5,493
Accumulated other comprehensive income	$1,244
Owners’ equity	$1,057,581

Nine Months Ended September 30, 2006
(Thousands of dollars)
Income Statement
Operating revenue	$287,816
Operating expenses	$118,642
Net income	$135,719
Distributions paid to us	$93,209

P.	EARNINGS PER SHARE INFORMATION

We compute earnings per common share (EPS) as described in Note Q in our Annual Report on Form 10-K for the year ended December 31, 2005.

The following tables set forth the computations of the basic and diluted EPS for the periods indicated.

	Three Months Ended September 30, 2006
	Income	Shares	Per Share Amount
Basic EPS from continuing operations	(Thousands, except per share amounts)
Income from continuing operations available for common stock	$24,413	113,200	$0.22
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	1,720
Income from continuing operations available for common stock and common stock equivalents	$24,413	114,920	$0.21

	Three Months Ended September 30, 2005
	Income	Shares	Per Share Amount
Basic EPS from continuing operations	(Thousands, except per share amounts)
Income from continuing operations available for common stock	$44,614	99,894	$0.45
Diluted EPS from continuing operations
Effect of dilutive securities:
Mandatory convertible units	-	7,515
Options and other dilutive securities	-	1,193
Income from continuing operations available for common stock and common stock equivalents	$44,614	108,602	$0.41

	Nine Months Ended September 30, 2006
	Income	Shares	Per Share Amount
Basic EPS from continuing operations	(Thousands, except per share amounts)
Income from continuing operations available for common stock	$232,097	112,589	$2.06
Diluted EPS from continuing operations
Effect of dilutive securities:
Mandatory convertible units	-	839
Options and other dilutive securities	-	1,473
Income from continuing operations available for common stock and common stock equivalents	$232,097	114,901	$2.02

Nine Months Ended September 30, 2005
	Income	Shares	Per Share Amount
Basic EPS from continuing operations	(Thousands, except per share amounts)
Income from continuing operations available for common stock	$163,466	101,568	$1.61
Diluted EPS from continuing operations
Effect of dilutive securities:
Mandatory convertible units	-	6,884
Options and other dilutive securities	-	1,103
Income from continuing operations available for common stock and common stock equivalents	$163,466	109,555	$1.49

There were 49,775 and 21,681 option shares excluded from the calculation of diluted EPS for the three months ended September 30, 2006, and 2005, respectively, since their inclusion would have been antidilutive for each period. There were 276,666 and 48,062 option shares excluded from the calculation of diluted EPS for the nine months ended September 30, 2006 and 2005, respectively, since their inclusion would be antidilutive for each period.

Q.	ONEOK PARTNERS

General Partner Interest - See Note B for discussion of the April 2006 acquisition of the additional general partner interest in ONEOK Partners. The limited partner units we received from ONEOK Partners were newly created Class B units with the same distribution rights as the outstanding common units, but which have limited voting rights and which are subordinated to the common units with respect to payment of minimum quarterly distributions. Under the ONEOK Partners’ partnership agreement and in conjunction with the issuance of additional common units by ONEOK Partners, we, as the general partner, are required to make equity contributions in order to maintain our representative general partner interest.

Our investment in ONEOK Partners is shown in the table below for the periods presented.

	September 30, 2006	December 31, 2005
General partner interest	2.00%	1.650%
Limited partner interest	43.70% (a)	1.050% (b)
Total ownership interest	45.70%	2.700%

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

ONEOK Partners’ income is allocated to the general and limited partners in accordance with their respective partnership percentages, after giving effect to any priority income allocations for incentive distributions that are allocated to the general partner. The following table shows ONEOK Partners’ general partner and incentive distributions we received for the periods ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Thousands of dollars)
General partner distributions	$1,840	$658	$4,354	$1,975
Incentive distributions	9,772	1,642	20,534	4,925
Total distributions from ONEOK Partners to us	$11,612	$2,300	$24,888	$6,900

The quarterly distributions paid by ONEOK Partners to limited partners in the first, second and third quarters of 2006 were $0.80 per unit, $0.88 per unit and $0.95 per unit, respectively. In October 2006, ONEOK Partners declared a cash distribution of $0.97 per unit payable in the fourth quarter.

Affiliate Transactions - We have certain transactions with our 45.7 percent owned ONEOK Partners affiliate and its subsidiaries, which comprise our ONEOK Partners segment.

ONEOK Partners sells natural gas from its gathering and processing operations to our Energy Services segment. In addition, a large portion of ONEOK Partners’ revenues from its pipelines and storage operations are from our Energy Services and Distribution segments, which utilize ONEOK Partners’ transportation and storage services.

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

We provide a variety of services to our affiliates, including cash management and financing services, employee benefits provided through our benefit plans, administrative services provided by our employees and management, insurance and office space leased in our headquarters building and other field locations. Where costs are specifically incurred on behalf of an affiliate, the costs are billed directly to the affiliate by us. In other situations, the costs are allocated to the affiliates through a variety of methods, depending upon the nature of the expenses and the activities of the affiliates. For example, a benefit that applies equally to all employees is allocated based upon the number of employees in each affiliate. However, an expense benefiting the consolidated company but having no direct basis for allocation is allocated through a modified Distrigas method, a method using a combination of ratios of gross plant and investment, operating income and wages.

The following table shows transactions with ONEOK Partners for the periods shown.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(Thousands of Dollars)
Revenue	$168,949	$549,175

Expense
Administrative and general expenses	$24,890	$70,801
Interest expense	-	21,281
Total expense	$24,890	$92,082

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

EXECUTIVE SUMMARY

Operating income for our third quarter of 2006 was $119.5 million, an increase of $9.5 million, or nine percent, compared with the same period in 2005. For the first nine months of 2006, operating income was $659.0 million, an increase of $310.4 million, or 89 percent, from the same period last year. The increase in operating income, excluding the gain on sale of assets, was $194.5 million for the nine-month period. The gain on sale of assets primarily relates to our ONEOK Partners (formerly Northern Border Partners, L.P.) segment’s sale of its 20 percent partnership interest in Northern Border Pipeline to TC PipeLines, an affiliate of TransCanada, in April 2006.

Diluted earnings per share of common stock from continuing operations (EPS) decreased to 21 cents for the third quarter of 2006 from 41 cents for the same period in 2005. For the nine-month period, EPS increased to $2.02 from $1.49 for the same period last year.

In April 2006, we sold certain assets comprising our former Gathering and Processing, Natural Gas Liquids, and Pipelines and Storage segments to ONEOK Partners for approximately $3 billion, including $1.35 billion in cash, before adjustments, and approximately 36.5 million Class B limited partner units in ONEOK Partners. We also purchased the remaining 17.5 percent general partner interest, which increased our general partner interest to 100 percent of the two percent general partner interest in ONEOK Partners. Prior periods have been restated to show our former Gathering and Processing, Natural Gas Liquids, and Pipelines and Storage segments as part of our newly formed ONEOK Partners segment. The legacy operations of ONEOK Partners accounted for the 2006 operating income increases in our ONEOK Partners segment since we consolidated ONEOK Partners beginning January 1, 2006, in accordance with EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” See Impact of New Accounting Standards on page 37 for additional information on the consolidation of ONEOK Partners. In addition, the acquisition of the natural gas liquids businesses owned by Koch Industries, Inc. (Koch) in July 2005, contributed to operating income increases in our ONEOK Partners segment. Our legacy operations in the ONEOK Partners segment benefited from strong commodity prices, wider gross processing spreads and increased natural gas transportation revenues. These increases were slightly offset by decreases in our ONEOK Partners segment resulting from the sale of natural gas gathering and processing assets located in Texas in December 2005.

Operating income for our Energy Services segment decreased $20.5 million for the three-month period and increased $70.7 million for the nine-month period. The decrease for the three-month period was primarily related to lower storage and marketing margins resulting from reduced storage opportunities in the third quarter 2006 compared with the same period in 2005. The increase for the nine-month period was primarily due to the effect of improved natural gas basis differentials on transportation contracts.

ONEOK Partners declared an increase in its cash distribution to $0.97 per unit in October 2006, an increase of approximately two percent over the $0.95 paid in the third quarter, an increase of approximately 10 percent over the $0.88 paid in the second quarter and an increase of approximately 21 percent over the $0.80 paid in the first quarter.

ACQUISITIONS AND DIVESTITURES

In May 2006, a subsidiary of ONEOK Partners entered into an agreement with a subsidiary of The Williams Companies, Inc. (Williams) to form a joint venture called Overland Pass Pipeline Company. Overland Pass Pipeline Company will build a 750-mile natural gas liquids pipeline from Opal, Wyoming to the Mid-continent natural gas liquids market center in Conway, Kansas. The pipeline will be designed to transport approximately 110,000 Bbl/d of NGLs, which can be increased to approximately 150,000 Bbl/d with additional pump facilities if customers contract for that capacity. A subsidiary of ONEOK Partners owns 99 percent of the joint venture, will manage the construction project, will advance all costs associated with construction, and will operate the pipeline. Within two years of the pipeline becoming operational, Williams has the option to increase its ownership up to 50 percent by reimbursing ONEOK Partners its proportionate share of all construction costs and, upon full exercise of that option, Williams would have the option to become operator. Construction of the pipeline is expected to begin in the summer of 2007, with start-up scheduled for early 2008. As part of a long-term agreement, Williams dedicated its NGL production from two of its gas processing plants in Wyoming to the joint-venture company. Subsidiaries of ONEOK Partners will provide downstream fractionation, storage and transportation services to Williams. The pipeline project is estimated to cost approximately $433 million. In May 2006, ONEOK Partners paid $11.4 million to Williams for reimbursement of initial capital expenditures. In addition, ONEOK Partners plans to invest approximately $173 million to expand its existing fractionation capabilities and the capacity of its natural gas liquids distribution pipelines. ONEOK Partners’ financing for both projects may include a combination of short- or long-term debt or equity. The project requires the approval of various state and regulatory authorities.

In April 2006, we sold certain assets comprising our former Gathering and Processing, Natural Gas Liquids, and Pipelines and Storage segments to ONEOK Partners for approximately $3 billion, including $1.35 billion in cash, before adjustments, and approximately 36.5 million Class B limited partner units in ONEOK Partners. The Class B limited partner units and the related general partner interest contribution were valued at approximately $1.65 billion. We also purchased, through ONEOK Partners GP, from an affiliate of TransCanada, its 17.5 percent general partner interest in ONEOK Partners for $40 million. This purchase resulted in our owning 100 percent of the two percent general partner interest in ONEOK Partners. Following the completion of the transactions, we own approximately 37.0 million common and Class B limited partner units and 100 percent of the two percent ONEOK Partners’ general partner interest. Our overall interest in ONEOK Partners, including the two percent general partner interest, has increased to 45.7 percent. ONEOK Partners recorded a $63.6 million purchase price adjustment to the acquired assets related to a working capital settlement, which is reflected as an increase to the value of the Class B units. In the third quarter of 2006, the working capital settlement was finalized, subject to approval by ONEOK Partners’ Audit Committee, resulting in no material adjustments.

In April 2006, in connection with the transactions described immediately above, our ONEOK Partners segment completed the sale of a 20 percent partnership interest in Northern Border Pipeline to TC PipeLines for approximately $297 million. Our ONEOK Partners segment recorded a gain on sale of approximately $113.9 million in the second quarter of 2006. ONEOK Partners and TC PipeLines each now own a 50 percent interest in Northern Border Pipeline, with an affiliate of TransCanada becoming operator of the pipeline in April 2007. ONEOK Partners no longer consolidates Northern Border Pipeline as of January 1, 2006. Instead, its interest in Northern Border Pipeline is accounted for as an investment under the equity method. This change does not affect previously reported net income or shareholders’ equity. TransCanada paid us $10 million for expenses associated with the transfer of operating responsibility of Northern Border Pipeline to them.

In April 2006, our ONEOK Partners segment acquired the remaining 66 2/3 percent interest in Guardian Pipeline for approximately $77 million, increasing its ownership interest to 100 percent. ONEOK Partners used borrowings from its credit facility to fund the acquisition of the additional interest in Guardian Pipeline. Following the completion of the transaction, we consolidated Guardian Pipeline in our consolidated financial statements. This change was retroactive to January 1, 2006. Prior to the transaction, ONEOK Partners’ 33 1/3 percent interest in Guardian Pipeline was accounted for as an investment under the equity method.

In December 2005, we sold our natural gas gathering and processing assets located in Texas to a subsidiary of Eagle Rock Energy, Inc. for approximately $527.2 million and recorded a pre-tax gain of $264.2 million.

In October 2005, we entered into an agreement to sell our Spring Creek power plant to Westar Energy, Inc. for approximately $53 million. The transaction received FERC approval and the sale was completed on October 31, 2006. The 300-megawatt gas-fired merchant power plant was built in 2001 to supply electrical power during peak periods using gas-powered turbine generators. The financial information related to the properties held for sale is reflected as a discontinued component in this Quarterly Report on Form 10-Q. All periods presented have been restated to reflect the discontinued component.

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

In July 2005, we completed our acquisition of the natural gas liquids businesses owned by Koch for approximately $1.33 billion, net of working capital and cash received. This transaction included Koch Hydrocarbon, L.P.’s entire Mid-continent natural gas liquids fractionation business; Koch Pipeline Company, L.P.’s natural gas liquids pipeline distribution systems; Chisholm Pipeline Holdings, Inc., which has a 50 percent ownership interest in Chisholm Pipeline Company; MBFF, L.P., which owns an 80 percent interest in the 160,000 Bbl/d fractionator at Mont Belvieu, Texas; and Koch VESCO Holdings, L.L.C., an entity that owns a 10.2 percent interest in Venice Energy Services Company, L.L.C. These assets are included in our consolidated financial statements beginning on July 1, 2005.

REGULATORY

Several regulatory initiatives impacted the earnings and future earnings potential for our Distribution segment and our ONEOK Partners segment. See discussion of our Distribution segment’s regulatory initiatives beginning on page 44 and discussion of our ONEOK Partners segment’s regulatory initiative beginning on page 49.

IMPACT OF NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which will require us to record a balance sheet liability equal to the difference between our benefit obligations and plan assets. If Statement 158 had been effective at December 31, 2005, we would have been required to record unrecognized losses of $124.8 million and $78.8 million for pension and postretirement benefits, respectively, on our consolidated balance sheet as accumulated other comprehensive loss. Statement 158 is effective for our year ending December 31, 2006, except for the measurement date change from September 30 to December 31 which will not go into effect until our year ending December 31, 2007.

In September 2006, the FASB issued Statement 157, “Fair Value Measurements,” which establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. Statement 157 is effective for our year beginning January 1, 2008. We are currently reviewing the applicability of Statement 157 to our operations and its potential impact on our consolidated financial statements.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarified the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement 109, “Accounting for Income Taxes.” FIN 48 is effective for our year beginning January 1, 2007. We are currently reviewing the applicability of FIN 48 to our operations and its potential impact on our consolidated financial statements.

In December 2004, the FASB issued Statement 123R, “Share-Based Payment,” which requires companies to expense the fair value of share-based payments net of estimated forfeitures. We adopted Statement 123R as of January 1, 2006, and elected to use the modified prospective method. Statement 123R did not have a material impact on our financial statements as we have been expensing share-based payments since our adoption of Statement 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” on January 1, 2003. Awards granted after the adoption of Statement 123R are expensed under the requirements of Statement 123R, while equity awards granted prior to the adoption of Statement 123R will continue to be expensed under Statement 148. We recognized other income of $1.7 million upon adoption of Statement 123R. As of September 30, 2006, there was $4.0 million of total unrecognized compensation cost related to our nonvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.2 years. There was $14.1 million of unrecognized compensation cost related to our performance unit awards as of September 30, 2006, which is expected to be recognized over a weighted-average period of 1.5 years. The total unrecognized compensation cost related to nonvested stock options was not material.

In June 2005, the FASB ratified the consensus reached in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5), which presumes that a general partner controls a limited partnership and therefore should consolidate the partnership in the financial statements of the general partner. Effective January 1, 2006, we were required to consolidate ONEOK Partners’ operations in our consolidated financial statements, and we elected to use the prospective method. Accordingly, prior period financial statements have not been restated. The adoption of EITF 04-5 did not have an impact on our net income; however, reported revenues, costs and expenses reflect the operating results of ONEOK Partners. Additionally, we record a minority interest liability in our consolidated balance sheet to recognize the 54.3 percent of ONEOK Partners that we do not own. We reflect our 45.7 percent share of ONEOK Partners’ accumulated other comprehensive income at September 30, 2006, in our consolidated accumulated other comprehensive income. The remaining 54.3 percent is reflected as an adjustment to minority interests in consolidated subsidiaries.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions which cannot be known with certainty that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Although we believe these estimates are reasonable, actual results could differ from our estimates.

Derivatives and Risk Management Activities - We engage in wholesale energy marketing, retail marketing, trading and risk management activities. We account for derivative instruments utilized in connection with these activities and services under the fair value basis of accounting in accordance with Statement 133, “Accounting for Derivative Instruments and Hedging Activities.”

Under Statement 133, entities are required to record derivative instruments at fair value. The fair value of derivative instruments is determined by commodity exchange prices, over-the-counter quotes, volatility, time value, counterparty credit and the potential impact on market prices of liquidating positions in an orderly manner over a reasonable period of time under current market conditions. Refer to the table on page 61 for amounts in our portfolio at September 30, 2006, that were determined by prices actively quoted, prices provided by other external sources and prices derived from other sources. The majority of our portfolio’s fair values are based on actual market prices. Transactions are also executed in markets for which market prices may exist but the market may be relatively inactive, thereby resulting in limited price transparency that requires management’s subjectivity in estimating fair values.

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

To minimize the risk of fluctuations in natural gas, NGLs and condensate prices, we periodically enter into futures and swap transactions in order to hedge anticipated purchases and sales of natural gas and condensate, fuel requirements and NGL inventories. Interest rate swaps are also used to manage interest rate risk. Under certain conditions, we designate these derivative instruments as a hedge of exposure to changes in fair values or cash flows. For hedges of exposure to changes in fair value, the gain or loss on the derivative instrument is recognized in earnings during the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. For hedges of exposure to changes in cash flow, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive loss and is subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffectiveness of designated hedges is reported in earnings during the period the ineffectiveness occurs.

Many of our purchase and sale agreements that otherwise would be required to follow derivative accounting qualify as normal purchases and normal sales under Statement 133 and are therefore exempt from fair value accounting treatment.

Impairment of Goodwill and Long-Lived Assets - We assess our goodwill for impairment at least annually based on Statement 142, “Goodwill and Other Intangible Assets.” In the third quarter of 2006, we changed our annual goodwill impairment testing date to July 1. See Note E to our Consolidated Financial Statements in our Quarterly Report on Form 10-Q for additional discussion. An initial assessment is made by comparing the fair value of the operations with goodwill, as determined in accordance with Statement 142, to the book value of each reporting unit. If the fair value is less than the book value, an impairment is indicated, and we must perform a second test to measure the amount of the impairment. In the second test, we calculate the implied fair value of the goodwill by deducting the fair value of all tangible and intangible net assets of the operations with goodwill from the fair value determined in step one of the assessment. If the carrying value of the goodwill exceeds this calculated implied fair value of the goodwill, we will record an impairment charge. At September 30, 2006, we had $572.8 million of goodwill recorded on our consolidated balance sheet as shown below.

(Thousands of dollars)
Distribution	$ 157,953
Energy Services	10,255
ONEOK Partners	403,481
Other	1,099
Total goodwill	$ 572,788

We assess our long-lived assets for impairment based on Statement 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” A long-lived asset is tested for impairment whenever events or changes in circumstances indicate that its carrying amount may exceed its fair value. Fair values are based on the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the assets.

In June 2006, we recorded a goodwill and asset impairment related to our ONEOK Partners segment’s Black Mesa Pipeline. For further discussion of this impairment, see page 50. We do not currently anticipate any additional goodwill or asset impairments to occur within the next year, but if such events were to occur over the long-term, the impact could be significant to our financial condition and results of operations.

Intangibles - Intangibles are also accounted for in accordance with Statement 142. Intangibles with a finite useful life are amortized over their estimated useful life, while intangibles with an indefinite useful life are not amortized. All intangibles are subject to impairment testing.

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

During 2005, we recorded net periodic benefit costs of $13.0 million related to our defined benefit pension plans and $27.4 million related to postretirement benefits. We estimate that in 2006 we will record net periodic benefit costs of $21.6 million related to our defined benefit pension plan and $25.9 million related to postretirement benefits. In determining our estimated expenses for 2006, our actuarial consultant assumed an 8.75 percent expected return on plan assets and a discount rate of 5.75 percent. A decrease in our expected return on plan assets to 8.50 percent would increase our 2006 estimated net periodic benefit costs by approximately $1.6 million for our defined benefit pension plan and would not have a significant impact on our postretirement benefit plan. A decrease in our assumed discount rate to 5.25 percent would increase our 2006 estimated net periodic benefit costs by approximately $4.9 million for our defined benefit pension plan and $1.6 million for our postretirement benefit plan. For 2006, we anticipate total contributions to our defined benefit pension plan and postretirement benefit plan to be $1.5 million and $17.3 million, respectively, and our pay-as-you-go other postretirement benefit plan costs to be $14.0 million. See Note J of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal exposures and environmental exposures. We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be reasonably estimated in accordance with Statement 5, “Accounting for Contingencies.” We base our estimates on currently available facts and our estimates of the ultimate outcome or resolution. Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings.

Additional information about our critical accounting estimates is included under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates,” in our Annual Report on Form 10-K for the year ended December 31, 2005.

FINANCIAL AND OPERATING RESULTS

Consolidated Operations

The following table sets forth certain selected consolidated financial information for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Results	2006	2005	2006	2005
	(Thousands of dollars)
Operating revenues, excluding energy trading revenues	$2,649,312	$3,181,592	$8,825,377	$7,969,014
Energy trading revenues, net	(8,435)	10,615	3,047	11,023
Cost of sales and fuel	2,291,891	2,862,888	7,579,939	7,050,344
Net margin	348,986	329,319	1,248,485	929,693
Operating costs	173,983	171,122	526,508	446,046
Depreciation, depletion and amortization	55,468	48,131	178,889	135,020
Gain on sale of assets	-	-	115,892	-
Operating income	$119,535	$110,066	$658,980	$348,627

Equity earnings from investments	$22,788	$2,822	$72,750	$8,472
Other income	$8,418	$4,428	$21,735	$8,014
Other expense	$861	$3,365	$12,595	$8,087
Minority interests in income of consolidated subsidiaries	$48,281	$-	$184,620	$-

Discontinued operations, net of taxes:
Income (loss) from operations of discontinued components, net of tax	$(13)	$(19,582)	$(410)	$(5,918)

Gain on sale of discontinued component, net of tax	$-	$151,355	$-	$151,355

Operating Results - Net margin increased for the three months ended September 30, 2006, compared with the same period in 2005 primarily due to:

•	the consolidation of our investment in ONEOK Partners as required by EITF 04-5,
•	strong commodity prices, higher gross processing spreads and increased natural gas transportation revenue in our ONEOK Partners segment, partially offset by
•	lower storage and marketing margins in our Energy Services segment.

Net margin increased for the nine months ended September 30, 2006, compared with the same period in 2005 primarily due to:

•	the consolidation of our investment in ONEOK Partners as required by EITF 04-5,
•	the effect of the natural gas liquids assets acquired from Koch in July 2005 in our ONEOK Partners segment,
•	strong commodity prices, higher gross processing spreads and increased natural gas transportation revenue in our ONEOK Partners segment, and
•	improved natural gas basis differentials on transportation contracts in our Energy Services segment.

These increases in net margin were slightly offset by a decrease in our ONEOK Partners segment due to the sale of our natural gas gathering and processing assets located in Texas during December 2005.

Consolidated operating costs increased for the three-month period primarily due to the consolidation of our investment in ONEOK Partners, as required by EITF 04-5, which was partially offset by decreased employee benefit costs and bad debt expense for our Distribution segment and decreased employee benefit costs and litigation expenses for our Energy Services segment.

Consolidated operating costs for the nine-month period increased due to the consolidation of our investment in ONEOK Partners, as required by EITF 04-5, and the additional six months of costs for the natural gas liquids assets acquired from Koch in July 2005.

Depreciation, depletion and amortization increased for the three- and nine-month periods primarily due to the consolidation of our investment in ONEOK Partners, as required by EITF 04-5. Additionally, the nine-month period also increased due to the costs associated with the natural gas liquids assets we acquired from Koch in July 2005 and the Black Mesa Pipeline impairment recorded in the second quarter of 2006.

The gain on sale of assets included in operating income is primarily due to $113.9 million related to ONEOK Partners’ sale of a 20 percent partnership interest in Northern Border Pipeline to TC PipeLines in April 2006. For additional information, see discussion on page 35.

Minority interest expense relates to the portion of ONEOK Partners that we did not own during the three and nine months ended September 30, 2006.

The following tables show the components of other income and other expense for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Thousands of dollars)
Interest income	$7,766	$303	$14,146	$1,008
Other	652	4,125	7,589	7,006
Other Income	$8,418	$4,428	$21,735	$8,014

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Thousands of dollars)
Acquisition expense	$119	$32	$9,679	$328
Litigation expense and claims, net	-	1,878	-	4,128
Donations and civic	392	771	1,289	1,798
Other	350	684	1,627	1,833
Other Expense	$861	$3,365	$12,595	$8,087

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Results	2006	2005	2006	2005
	(Thousands of dollars)
Gas sales	$226,149	$289,766	$1,267,471	$1,345,760
Transportation revenues	19,275	20,059	64,462	67,587
Cost of gas	145,319	210,917	934,599	1,021,129
Gross margin	100,105	98,908	397,334	392,218
Other revenues	6,837	6,196	24,680	20,598
Net margin	106,942	105,104	422,014	412,816
Operating costs	88,821	91,596	270,858	265,701
Depreciation, depletion and amortization	27,307	26,298	82,621	86,301
Operating income (loss)	$(9,186)	$(12,790)	$68,535	$60,814

Other income (expense), net	$735	$(331)	$1,368	$(643)

Operating Results - Net margin increased by $1.8 million for the three months ended September 30, 2006, compared with the same period in 2005, primarily due to:

•	an increase of $5.6 million primarily due to the implementation of new rate schedules in Oklahoma,
•	a decrease of $2.2 million due to expiring riders and lower volumetric rider collections in Oklahoma, and
•	a decrease of $1.5 million due to reduced transport margins in Oklahoma.

Net margin increased by $9.2 million for the nine months ended September 30, 2006, compared with the same period in 2005, primarily due to:

•	an increase of $39.4 million primarily due to the implementation of new rate schedules in Oklahoma,
•	a decrease of $18.0 million primarily due to expiring riders and lower volumetric rider collections in Oklahoma, and
•	a decrease of $12.9 million in customer sales due to warmer weather in our entire service territory.

The impact of warmer than normal weather during the nine-month period was moderated by approved weather-protection mechanisms and the implementation of a new two-tier rate structure in Oklahoma. The new Oklahoma rate structure reduces volumetric sensitivity and provides more consistent earnings and cash flow.

Operating costs decreased $2.8 million for the three-month period primarily due to a decrease in labor and employee benefit costs of $2.0 million. The $5.2 million increase for the nine-month period was primarily due to an increase of $7.8 million in labor and employee benefit costs, which were partially offset by a $2.1 million decrease in bad debt expense.

Depreciation, depletion and amortization increased $1.0 million for the three months ended September 30, 2006, due to additional amortization expense in 2006 from our Oklahoma rate case and depreciation expense associated with additional plant and equipment in Oklahoma, Kansas and Texas.

Depreciation, depletion and amortization decreased $3.7 million for the nine months ended September 30, 2006, compared with the same period in 2005, primarily due to:

•	a decrease of $2.9 million related to the replacement of our field customer service system in Texas during the first quarter of 2005,
•	a decrease of $1.8 million in cathodic protection and service line amortization in Oklahoma from a limited issue rider which expired in the second quarter of 2005, and
•	an increase of $1.0 million due to additional amortization expense from our Oklahoma rate case and depreciation expenses associated with additional plant and equipment in Oklahoma, Kansas and Texas.

Selected Operating Data - The following tables set forth certain operating information for our Distribution segment for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Information	2006	2005	2006	2005
Average number of customers	2,007,720	1,993,496	2,030,005	2,019,294
Customers per employee	706	683	709	686
Capital expenditures (Thousands of dollars)	$37,154	$39,069	$114,846	$103,078

	Three Months Ended September 30,		Nine Months Ended September 30,
Margin	2006	2005	2006	2005
Gas sales	(Thousands of dollars)
Residential	$66,429	$65,275	$271,644	$258,655
Commercial	14,174	13,730	62,140	65,925
Industrial	503	496	2,111	2,085
Wholesale	1,449	2,284	4,262	5,480
Public Authority	416	269	1,695	1,830
Gross margin on gas sales	82,971	82,054	341,852	333,975
Transportation	17,134	16,854	55,482	58,243
Gross margin	$100,105	$98,908	$397,334	$392,218

	Three Months Ended September 30,		Nine Months Ended September 30,
Volumes (MMcf)	2006	2005	2006	2005
Gas sales
Residential	7,953	8,266	72,882	81,313
Commercial	3,767	3,603	23,161	26,920
Industrial	79	706	1,043	1,906
Wholesale	7,394	12,204	23,901	28,660
Public Authority	266	279	1,434	1,567
Total volumes sold	19,459	25,058	122,421	140,366
Transportation	46,506	57,107	150,018	184,698
Total volumes delivered	65,965	82,165	272,439	325,064

Residential and commercial volumes decreased for the nine-month period due to warmer weather, primarily in the first quarter of 2006.

Wholesale sales represent contracted gas volumes that exceed the needs of our residential, commercial and industrial customer base and are available for sale to other parties. Wholesale volumes decreased for the three and nine months ended September 30, 2006, due to reduced volumes available for sale.

Public authority natural gas volumes reflect volumes used by state and local agencies and school districts served by Texas Gas Service.

Capital Expenditures - Our capital expenditure program includes expenditures for extending service to new areas, modifying customer service lines, increasing system capabilities, general replacements and improvements. It is our practice to maintain and periodically upgrade facilities to assure safe, reliable and efficient operations. Our capital expenditure program included $13.7 million and $12.3 million for new business development for the three months ended September 30, 2006, and 2005, respectively, and $38.4 and $32.2 million for new business development for the nine months ended September 30, 2006, and 2005, respectively. Increased spending in 2006 represents timing differences and capital spending related to our new customer service and billing system.

Regulatory Initiatives

Kansas - In May 2006, Kansas Gas Service announced that it filed a request with the KCC to increase its annual revenues by $73.3 million. Since its last rate case in 2003, Kansas Gas Service has invested approximately $170 million in its natural gas distribution system to provide service for 642,000 Kansas customers. This is the company’s first rate increase request in three years. The KCC has 240 days to issue a ruling on Kansas Gas Service’s application. In October 2006, Kansas Gas Service reached a settlement with the KCC staff and all other involved parties to increase annual revenues by approximately $52 million. The terms of the settlement are subject to the approval of the KCC and hearings on the settlement are scheduled to be held on November 6, 2006.

Texas - Texas Gas Service has received several regulatory approvals to implement rate increases in various municipalities in Texas. A total of $5.5 million in annual rate relief has been approved and implemented in 2006.

Bargaining Unit - On October 25, 2006, a four-year labor contract was ratified between Kansas Gas Service and the International Brotherhood of Electrical Workers.

General - Certain costs to be recovered through the ratemaking process have been recorded as regulatory assets in accordance with Statement 71, “Accounting for the Effects of Certain Types of Regulation.” Should recovery cease due to regulatory actions, certain of these assets may no longer meet the criteria of Statement 71 and, accordingly, a write-off of regulatory assets and stranded costs may be required.

Energy Services

Overview - Our Energy Services segment’s primary focus is to create value for our customers by delivering physical natural gas products and risk management services through our network of contracted transportation and storage capacity and natural gas supply. These services include meeting our customers’ baseload, swing and peaking natural gas commodity requirements on a year-round basis. To provide these bundled services, we lease storage and transportation capacity. Our total storage capacity under lease is 86 Bcf, with maximum withdrawal capability of 2.2 Bcf per day and maximum injection capability of 1.5 Bcf per day. Our current transportation capacity is 1.7 Bcf per day. Our contracted storage and transportation capacity connects the major supply and demand centers throughout the United States and Canada. With these contracted assets, our ongoing business strategies include identifying, developing and delivering specialized services and products for value to our customers, which are primarily local distribution companies, electric utilities, and commercial and industrial end users. Also, our storage and transportation capacity allows us opportunities to optimize these positions through our application of market knowledge and risk management skills.

In September 2006, we announced that we entered into a 20-year fixed-price purchase contract with Power Holdings of Illinois LLC (Power Holdings) for 45,000 MMBtu per day of pipeline-quality synthetic natural gas (SNG). Power Holdings will begin construction on a coal gasification facility next year in southern Illinois, which is expected to be completed by 2011. The facility will utilize environmentally beneficial gasification technology converting coal into SNG. The coal gasification facility will deliver SNG volumes to Natural Gas Pipeline Company of America (NGPL). Our Energy Services segment contracts for transportation and storage services on NGPL, which transports natural gas into the Mid-continent, Gulf Coast and Chicago markets.

Our Energy Services segment regularly conducts business with ONEOK Partners, our 45.7 percent owned affiliate, which comprises our ONEOK Partners segment. These services are provided under agreements with market-based terms.

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

We manage our contracted transportation and storage capacity by utilizing derivative instruments such as over-the-counter forward, swap and option contracts and NYMEX futures and option contracts. We apply a combination of cash-flow and fair-value hedge accounting when implementing hedging strategies that take advantage of existing market conditions (see Note D of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information). Additionally, certain hedging activity will not qualify for hedge or accrual accounting treatment; therefore, these non-trading transactions are economic hedges of our accrual transactions. These economic hedges receive mark-to-market accounting treatment as they are derivative contracts and are not designated as part of a hedge relationship.

Selected Financial and Operating Information - The following tables set forth certain selected financial and operating information for our Energy Services segment for the periods indicated. In the third quarter of 2005, we made the decision to sell our Spring Creek power plant, located in central Oklahoma, and exit the power generation business. The sale was completed on October 31, 2006. These assets were held for sale at September 30, 2006, and, accordingly, this component of our business is accounted for as discontinued operations, in accordance with Statement 144. The discontinued operations are excluded from the financial and operating results below. For additional information, see discussion of discontinued operations on page 50.

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Results	2006	2005 (a)	2006	2005 (a)
	(Thousands of dollars)
Energy and power revenues	$1,402,693	$2,006,878	$4,809,026	$5,303,470
Energy trading revenues, net	(8,435)	10,615	3,047	11,023
Other revenues	1	243	117	645
Cost of sales and fuel	1,363,534	1,962,696	4,613,984	5,187,655
Net margin	30,725	55,040	198,206	127,483
Operating costs	8,637	12,451	28,201	28,277
Depreciation, depletion and amortization	524	533	1,628	1,503
Operating income	$21,564	$42,056	$168,377	$97,703

Other income (expense), net	$(3,475)	$(1,503)	$(10,091)	$(5,358)

(a) Restated, see paragraph below for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Information	2006	2005	2006	2005
Natural gas marketed (Bcf)	275	279	839	879
Natural gas gross margin ($/Mcf)	$0.11	$0.21	$0.21	$0.13
Physically settled volumes (Bcf)	564	560	1,702	1,759
Capital expenditures (Thousands of dollars)	$-	$-	$-	$159

During preparation of our 2005 Annual Report on Form 10-K, we identified and disclosed a software system error impacting our accounting for hedging instruments, and subsequently restated our third quarter 2005 results to reflect an increase in cost of sales and fuel of $13.2 million. It was determined that no other prior periods were affected. As such, the financial results for our Energy Services segment have been restated for the three and nine months ended September 30, 2005. For further information, refer to Part II, Item 9A, “Controls and Procedures,” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Operating Results - Net margin decreased by $24.3 million for the three months ended September 30, 2006, compared with the same period in 2005, primarily due to:

•	a decrease of $34.5 million related to storage and marketing margins primarily due to:
o	a decrease of $20.9 million related to reduced physical storage margins due to weather related events in 2005 that caused higher natural gas price volatility compared with 2006,
o	a decrease of $8.5 million related to reduced marketing optimization efforts due to more favorable natural gas price movement in 2005 compared to 2006, and
o	a decrease of $5.1 million related to power margins associated with a tolling transaction that expired December 31, 2005,
•	a decrease of $10.2 million in our financial trading margins primarily due to positions in the natural gas option portfolio that benefited from increased natural gas prices and higher volatility in 2005, as compared to 2006,
•	an increase of $19.2 million related to the mark-to-market gains and losses on unqualified hedges of transportation and storage contracts, which resulted from $6.6 million in gains for the third quarter of 2006 compared with $12.6 million in losses for the same period in 2005, and
•	an increase of $1.6 million in physical transportation margins, net of hedging activities.

Net margin increased $70.7 million for the nine months ended September 30, 2006, compared with the same period in 2005, primarily due to:

•	an increase of $41.3 million in physical transportation margins, net of hedging activities, primarily due to improved natural gas basis differentials between the Mid-continent and Gulf Coast regions,
•	an increase of $7.2 million in our natural gas trading operations primarily associated with favorable basis spread movements in the basis trading portfolio,
•	an increase of $4.8 million related to storage and marketing margins primarily due to:
o	an increase of $10.5 million in physical storage and marketing margins primarily due to storage optimization activities in the second quarter of 2006, partially offset by
o	a decrease of $5.7 million related to power margins associated with a tolling transaction that expired December 31, 2005,
•	an increase of $16.6 million related to the mark-to-market gains and losses on unqualified hedges of transportation and storage contracts, which resulted from $4.9 million in gains for the nine-month period in 2006 compared with $11.7 million in losses for the same period in 2005, and
•	an increase of $1.4 million in retail activities due to improved physical margins.

Operating costs decreased $3.8 million for the three months ended September 30, 2006, due to decreased litigation expenses of $2.2 million, decreased employee-related costs of $1.1 million and decreased bad debt expenses of $0.5 million.

Operating costs decreased $0.1 million for the nine months ended September 30, 2006, due to decreased litigation expenses of $3.0 million, offset primarily by increased employee-related costs of $1.7 million and increased letter of credit fees of $0.5 million.

Natural gas volumes marketed decreased for the three- and nine-month periods in 2006 compared with 2005, primarily due to higher storage injections in the second and third quarters of 2006 and warmer weather in the majority of our service territory in the first quarter of 2006, resulting in decreased sales from storage.

Our natural gas in storage at September 30, 2006, was 80.2 Bcf compared with 60.4 Bcf at September 30, 2005. At September 30, 2006 and 2005, our total natural gas storage capacity under lease was 86 Bcf.

For derivative instruments considered “held for trading purposes” that result in physical delivery, the indicators in EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3) are used to determine the proper accounting treatment. These activities and all financially settled derivative contracts are reported on a net basis.

For derivative instruments that are not considered “held for trading purposes” and result in physical delivery, the indicators in EITF Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and not ‘Held for Trading’ as Defined in EITF Issue No. 02-3” (EITF 03-11) and EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (EITF 99-19) are used to determine the proper accounting treatment. We account for the realized revenues and purchase costs of these contracts that result in physical delivery on a gross basis. We apply the indicators in EITF 99-19 to determine the appropriate accounting treatment for non-derivative contracts that result in physical delivery. Derivatives that qualify for the normal purchase or sale exception as defined in Statement 133 are also reported on a gross basis.

The following table shows our margins by activity for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Thousands of dollars)
Marketing and storage, gross	$72,303	$83,447	$303,008	$227,886
Less: Storage and transportation costs	(43,088)	(40,263)	(136,629)	(123,639)
Marketing and storage, net	29,215	43,184	166,379	104,247
Retail marketing	3,442	3,535	13,201	11,792
Financial trading	(1,932)	8,321	18,626	11,444
Net margin	$30,725	$55,040	$198,206	$127,483

Marketing and storage activities, net, primarily include physical marketing, purchases and sales, firm storage and transportation capacity expense, including the impact of cash flow and fair value hedges, and other derivative instruments used to manage our risk associated with these activities. The combination of owning supply, controlling strategic assets and risk management services allows us to provide commodity-diverse products and services to our customers such as peaking and load following services.

Retail marketing includes revenues from providing physical marketing and supply services coupled with risk management services to residential and small commercial and industrial customers.

Financial trading margin includes activities that are generally executed using financially settled derivatives. These activities are normally short-term in nature, with a focus of capturing short-term price volatility. Energy trading revenues, net, in our consolidated income statements includes financial trading margins as well as certain physical natural gas transactions with our trading counterparties. Revenues and cost of sales and fuel from such physical transactions are required to be reported on a net basis.

ONEOK Partners

Overview - Effective January 1, 2006, we were required to consolidate ONEOK Partners’ operations in our consolidated financial statements under EITF 04-5, and we elected to use the prospective method, which results in our consolidated financial results and operating information including only 2006 data for the legacy ONEOK Partners operations. In April 2006, we sold certain assets comprising our former Gathering and Processing, Natural Gas Liquids, and Pipelines and Storage segments to ONEOK Partners for approximately $3 billion, including $1.35 billion in cash before adjustments, and approximately 36.5 million Class B limited partner units in ONEOK Partners. These former segments are now included in our ONEOK Partners segment and all periods presented have been restated to reflect this change. We own 45.7 percent of ONEOK Partners; the remaining interest in ONEOK Partners is reflected as minority interest in income of consolidated subsidiaries on our Consolidated Statements of Income.

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

We also gather, store, fractionate and treat mixed NGLs, and store NGL purity products produced from gas processing plants located in Oklahoma, Kansas and the Texas panhandle. Our NGL assets connect the NGL production basins in Oklahoma, Kansas and the Texas panhandle with the key NGL market centers in Conway, Kansas and Mont Belvieu, Texas.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Results	2006	2005	2006	2005
	(Thousands of dollars)
Revenues	$1,214,583	$1,408,956	$3,543,763	$2,305,697
Cost of sales and fuel	1,003,901	1,240,222	2,919,620	1,914,178
Net margin	210,682	168,734	624,143	391,519
Operating costs	75,529	66,785	224,650	155,483
Depreciation, depletion and amortization	27,516	21,175	94,269	46,867
Gain on sale of assets	-	-	114,865	-
Operating income	$107,637	$80,774	$420,089	$189,169

Equity earnings from investments	$22,788	$(39)	$72,750	$597
Other income (expense), net	$884	$(385)	$9	$(1,283)
Minority interests in income of consolidated subsidiaries	$134	$-	$2,272	$-

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Information	2006	2005	2006	2005
Total gas gathered (BBtu/d)	1,202	1,093	1,165	1,111
Total gas processed (BBtu/d)	1,017	1,141	980	1,139
Natural gas liquids gathered (MBbl/d)	208	193	205	(a)
Natural gas liquids sales (MBbl/d)	210	201	211	129
Natural gas liquids fractionated (MBbl/d)	326	309	315	(a)
Natural gas liquids transported (MBbl/d)	199	(a)	200	(a)
Natural gas transported (MMcf/d)	2,094	1,288	2,241	1,314
Natural gas sales (BBtu/d)	353	341	318	345
Capital expenditures (Thousands of dollars)	$61,213	$8,949	$114,788	$39,390
Realized composite NGL sales prices ($/gallon)	$1.02	$0.90	$0.95	$0.78
Realized condensate sales price ($/Bbl)	$51.79	$46.18	$56.75	$44.72
Realized natural gas sales price ($/MMBtu)	$5.68	$7.35	$6.48	$6.54
Realized gross processing spread ($/MMBtu)	$6.34	$3.65	$5.27	$2.97

    (a) - The acquisition of these assets was completed July 1, 2005.

Operating results - We began consolidating our investment in ONEOK Partners as of January 1, 2006, in accordance with EITF 04-5. We elected to use the prospective method, which results in our consolidated financial results and operating information including only 2006 data for the legacy ONEOK Partners operations. See Impact of New Accounting Standards on page 37 for additional information.

In April 2006, we sold certain assets comprising our former Gathering and Processing, Natural Gas Liquids, and Pipelines and Storage segments to ONEOK Partners for approximately $3 billion, including $1.35 billion in cash before adjustments, and approximately 36.5 million Class B limited partner units in ONEOK Partners. These former segments are now included in our ONEOK Partners segment.

Net margin increased by $41.9 million for the three months ended September 30, 2006, primarily due to:

•	an increase of $49.5 million from the legacy ONEOK Partners operations, which were consolidated beginning January 1, 2006,
•	an increase of $19.7 million from our legacy operations driven primarily by strong commodity prices, higher gross processing spreads and increased natural gas transportation revenues, and
•	a decrease of $25.2 million resulting from the sale of natural gas gathering and processing assets located in Texas in December 2005.

Net margin increased by $232.6 million for the nine months ended September 30, 2006, primarily due to:

•	an increase of $152.6 million from the legacy ONEOK Partners operations, which were consolidated beginning January 1, 2006,
•	an increase of $101.8 million related to net margins on natural gas liquids gathering and distribution pipelines acquired from Koch in July 2005,
•	an increase of $48.1 million from our legacy operations driven primarily by strong commodity prices, higher gross processing spreads and increased natural gas transportation revenues, and
•	a decrease of $64.9 million resulting from the sale of natural gas gathering and processing assets located in Texas in December 2005.

The increase in operating costs of $8.7 million for the three-month period, is primarily related to the consolidation of the legacy ONEOK Partners operations, offset by the sale of the Texas natural gas gathering and processing assets in December 2005.

The increase in operating costs of $69.2 million for the nine-month period is primarily related to the consolidation of the legacy ONEOK Partners operations and the natural gas liquids assets acquired in 2005, offset by the sale of the Texas natural gas gathering and processing assets in December 2005.

Depreciation, depletion and amortization increased by $6.3 million for the three-month period which is primarily related to the consolidation of the legacy ONEOK Partners operations, offset by the December 2005 sale of natural gas gathering and processing assets located in Texas.

The increase in depreciation, depletion and amortization of $47.4 million for the nine-month period is primarily due to the consolidation of the legacy ONEOK Partners operations, the Black Mesa Pipeline impairment, the acquisition of natural gas liquids assets in 2005, and an offsetting decrease from the December 2005 sale of natural gas gathering and processing assets located in Texas.

The increase in equity earnings from investments of $22.8 million and $72.2 million for the three- and nine-month periods, respectively, resulted primarily from ONEOK Partners’ 50 percent interest in Northern Border Pipeline and gathering and processing joint venture interests in the Powder River and Wind River Basins.

Risk Management - We use commodity financial instruments, including NYMEX contracts, fixed price swaps and collars, which are primarily designated as cash flow hedges, to minimize earnings volatility related to natural gas and natural gas liquids price fluctuations. The realized financial impact of the derivative transactions is included in our operating income in the period that the physical transaction occurs. The following table sets forth our hedging information for the remainder of 2006 and all of 2007 for our ONEOK Partners segment.

	Year Ending December 31, 2006		Year Ending December 31, 2007
Product	Volumes Hedged	Average Price Per Unit	Volumes Hedged	Average Price Per Unit
Percent-of-proceeds
Condensate (Bbl/d) (a)	815	$52.00 - $60.00	-	-
Natural gas liquids (Bbl/d) (b)	5,752	$42.11	-	-
Natural gas (MMBtu/d) (a)	5,217	$6.15 - $11.00	-	-
Natural gas (MMBtu/d) (b)	16,461	$6.50	-	-
Keep-whole
Gross processing spread (MMBtu/d) (b)	20,788	$4.60	6,410	$3.06
(a) Hedged with option collars (b) Hedged with fixed-price swaps

For the remainder of 2006, our ONEOK Partners segment is approximately 77 percent hedged on its projected percent-of-proceeds NGL volumes, approximately 73 percent hedged on its projected percent-of-proceeds natural gas volumes and approximately 66 percent hedged on its projected keep-whole gross processing spread.

Regulatory Initiative - Our natural gas transportation assets in Oklahoma, Kansas and Texas are regulated by the OCC, KCC and RRC, respectively. We have flexibility in establishing natural gas transportation rates with customers. However, there is a maximum rate we can charge our customers in Oklahoma and Kansas. The FERC regulates the rates and charges for transportation on ONEOK Partners’ interstate natural gas and natural gas liquids pipelines. Interstate pipeline companies may not charge rates that have been determined to be unjust and unreasonable by the FERC. Generally, rates for interstate pipelines are based on the cost of service, including recovery of and a return on the pipeline’s actual prudent historical cost investment. The rates, terms and conditions for service are found in each pipeline’s FERC-approved tariff. Under its tariff, an interstate pipeline is allowed to charge for its services on the basis of stated transportation rates. Transportation rates are established periodically in FERC proceedings known as rate cases. The tariff also allows the interstate pipeline to provide services under negotiated and discounted rates.

Black Mesa Pipeline - On December 31, 2005, our ONEOK Partners segment’s Black Mesa Pipeline’s transportation contract with the coal supplier of Mohave Generating Station (Mohave) expired and its coal slurry pipeline operations were shut down as expected. In June 2006, SCE completed a comprehensive study of the water source, coal supply and transportation issues and announced that it would no longer pursue the resumption of plant operations. SCE and the other Mohave co-owners are jointly exploring options for Mohave, including the possibility of selling the plant. Negotiations among various parties involved with Black Mesa are ongoing.

During the second quarter of 2006, ONEOK Partners assessed its coal slurry pipeline operation in accordance with its accounting policies related to the goodwill and asset impairment. Its evaluation of the Black Mesa Pipeline indicated a goodwill and asset impairment of $8.4 million and $3.4 million, respectively, which were recorded as depreciation and amortization in the second quarter of 2006. The reduction to our net income, net of minority interest and income taxes, was $3.0 million.

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

Additionally, in the third quarter of 2005, we made the decision to sell our Spring Creek power plant and exit the power generation business. We entered into an agreement to sell our Spring Creek power plant to Westar Energy, Inc. for approximately $53 million. The transaction received FERC approval and the sale was completed on October 31, 2006. The 300-megawatt gas-fired merchant power plant was built in 2001 to supply electrical power during peak periods using gas-powered turbine generators.

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

Selected Financial Information - The amounts of revenue, costs and income taxes reported in discontinued operations are as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(Thousands of dollars)
Operating revenues	$4,890	$45,917	$10,055	$131,629
Cost of sales and fuel	3,695	11,900	7,199	35,532
Net margin	1,195	34,017	2,856	96,097
Impairment expense	-	52,226	-	52,226
Operating costs	237	8,383	729	24,025
Depreciation, depletion and amortization	-	1,146	-	17,919
Operating income	958	(27,738)	2,127	1,927
Other income (expense), net	-	170	-	252
Interest expense	904	3,947	2,712	11,657
Income taxes	67	(11,933)	(175)	(3,560)
Income (loss) from operations of discontinued component	$(13)	$(19,582)	$(410)	$(5,918)
Gain on sale of discontinued component, net of tax of $90.7 million	$-	$151,355	$-	$151,355

LIQUIDITY AND CAPITAL RESOURCES

General - Part of our strategy is to grow through acquisitions that strengthen and complement our existing assets. We have relied primarily on operating cash flow, borrowings from commercial paper and credit agreements, and issuance of debt and equity in the capital markets for our liquidity and capital resource requirements. We expect to continue to use these sources for liquidity and capital resource needs on both a short- and long-term basis. We have no material guarantees of debt or other similar commitments to unaffiliated parties. During 2006 and 2005, our capital expenditures were financed through operating cash flows and short- and long-term debt. Capital expenditures for the first nine months of 2006 were $244 million, compared with $190 million for the same period in 2005, exclusive of acquisitions.

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

The total amount of short-term borrowings authorized by the Board of Directors of ONEOK is $2.5 billion. In addition to the short-term bridge financing agreement discussed below, the total amount of short-term borrowings authorized by the Board of Directors of ONEOK Partners GP, the general partner of ONEOK Partners, is $750 million, and an additional $10 million is authorized for Guardian Pipeline. At September 30, 2006, ONEOK had no commercial paper outstanding, $88.4 million in letters of credit issued, and available cash of approximately $191.6 million. At September 30, 2006, ONEOK Partners had $15 million in letters of credit issued, no borrowings outstanding under the 2006 Partnership Credit Agreement, and available cash of approximately $55.9 million. As of September 30, 2006, ONEOK could have issued $2.4 billion of additional debt under the most restrictive provisions contained in our various borrowing agreements. As of September 30, 2006, ONEOK Partners could have issued, under the most restrictive provisions of its agreements, $1.4 billion of additional debt.

ONEOK Short-Term Bridge Financing Agreement - On July 1, 2005, we borrowed $1.0 billion under a new short-term bridge financing agreement to assist in financing our acquisition of assets from Koch. See Note B of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information about this acquisition. We funded the remaining acquisition cost through our commercial paper program. During the three months ended March 31, 2006, we repaid the facility in full, and it was terminated according to its terms.

ONEOK Five-Year Credit Agreement - In April 2006, we amended ONEOK’s 2004 $1.2 billion five-year credit agreement to accommodate the transaction with ONEOK Partners. This amendment included changes to the material adverse effect representation, the burdensome agreement representation and the covenant regarding maintenance of control of ONEOK Partners.

In July 2006, we amended and restated ONEOK’s 2004 $1.2 billion five-year credit agreement. The amended agreement includes revised pricing, an extension of the maturity date from 2009 to 2011, an option for additional extensions of the maturity date with the consent of the lenders, and an option to request an increase in the commitments of the lenders of up to an additional $500 million. The interest rates applicable to extensions of credit under this agreement are based, at our election, on either (i) the higher of prime or one-half of one percent above the Federal Funds Rate, which is the rate that banks charge each other for the overnight borrowing of funds, or (ii) the Eurodollar rate plus a set number of basis points based on our current long-term unsecured debt ratings.

Under the five-year credit agreement, ONEOK is required to comply with certain financial, operational and legal covenants. Among other things, these requirements include:

•	a $500 million sublimit for the issuance of standby letters of credit,
•	a limitation on our debt-to-capital ratio, which may not exceed 67.5 percent at the end of any calendar quarter,
•	a requirement that we maintain the power to control the management and policies of ONEOK Partners, and
•	a limit on new investments in master limited partnerships.

The debt covenant calculations in ONEOK’s five-year credit agreement exclude the debt of ONEOK Partners. At September 30, 2006, we had no borrowings outstanding under this agreement.

ONEOK’s five-year credit agreement also contains customary affirmative and negative covenants, including covenants relating to liens, investments, fundamental changes in our businesses, changes in the nature of our businesses, transactions with affiliates, the use of proceeds and a covenant that prevents us from restricting our subsidiaries’ ability to pay dividends. At September 30, 2006, ONEOK was in compliance with these covenants.

ONEOK Partners Five-Year Credit Agreement - In March 2006, ONEOK Partners entered into a five-year $750 million amended and restated revolving credit agreement (2006 Partnership Credit Agreement) with certain financial institutions and terminated its $500 million revolving credit agreement. At September 30, 2006, ONEOK Partners had $15 million in letters of credit outstanding and no borrowings outstanding under the 2006 Partnership Credit Agreement.

Under the 2006 Partnership Credit Agreement, ONEOK Partners is required to comply with certain financial, operational and legal covenants. Among other things, these requirements include:

•	maintaining a ratio of EBITDA (net income plus interest expense, income taxes, and depreciation and amortization) to interest expense of greater than 3 to 1, and
•	maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA adjusted for pro forma operating results of acquisitions made during the year) of no more than 4.75 to 1.

If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will be increased to 5.25 to 1 for two calendar quarters following the acquisitions. Upon any breach of these covenants, amounts outstanding under the 2006 Partnership Credit Agreement may become immediately due and payable. At September 30, 2006, ONEOK Partners was in compliance with these covenants.

ONEOK Partners Bridge Facility - In April 2006, ONEOK Partners entered into the Bridge Facility with a syndicate of banks and borrowed $1.05 billion to finance a portion of its purchase of certain assets comprising our former Gathering and Processing, Natural Gas Liquids, and Pipelines and Storage segments. In September 2006, ONEOK Partners repaid the amounts outstanding under the Bridge Facility using proceeds from the issuance of senior notes, which resulted in the Bridge Facility being terminated according to its terms. See “ONEOK Partners Debt Issuance” below and Note I of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further discussion regarding the issuance of senior notes.

ONEOK Partners Debt Issuance - In September 2006, ONEOK Partners completed an underwritten public offering of (i) $350 million aggregate principal amount of 5.90 percent Senior Notes due 2012 (the “2012 Notes”), (ii) $450 million aggregate principal amount of 6.15 percent Senior Notes due 2016 (the “2016 Notes”) and (iii) $600 million aggregate principal amount of 6.65 percent Senior Notes due 2036 (the “2036 Notes” and collectively with the 2012 Notes and the 2016 Notes, the “Notes”). ONEOK Partners registered the sale of the Notes with the SEC pursuant to a shelf registration statement filed on September 19, 2006. The Notes are guaranteed on a senior unsecured basis by the Intermediate Partnership. The guarantee ranks equally in right of payment to all of the Intermediate Partnership’s existing and future unsecured senior indebtedness.

ONEOK Partners may redeem the Notes, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount of the Notes, plus accrued interest, unpaid interest and a make-whole premium. The redemption price will never be less than 100 percent of the principal amount of the relevant Notes plus accrued and unpaid interest. The Notes are senior unsecured obligations, ranking equally in right of payment with all of ONEOK Partners’ existing unsecured senior indebtedness, and effectively junior to all of the existing debt and other liabilities of its non-guarantor subsidiaries. The Notes are non-recourse to us.

The net proceeds from the Notes of approximately $1.39 billion, after deducting underwriting discounts and commissions and expenses, but before offering expenses, were used to repay all of the amounts outstanding under the Bridge Facility and to repay $335 million of indebtedness outstanding under the 2006 Partnership Credit Agreement. The terms of the Notes are governed by the Indenture, dated as of September 25, 2006, between ONEOK Partners and Wells Fargo Bank, N.A., as trustee, as supplemented by the First Supplemental Indenture (with respect to the 2012 Notes), the Second Supplemental Indenture (with respect to the 2016 Notes) and the Third Supplemental Indenture (with respect to the 2036 Notes), each dated September 25, 2006. The Indenture does not limit the aggregate principal amount of debt securities that may be issued and provides that debt securities may be issued from time to time in one or more additional series. The Indenture contains covenants including, among other provisions, limitations on ONEOK Partners’ ability to place liens on its property or assets and sell and lease back its property.

The 2012 Notes, 2016 Notes and 2036 Notes will mature on April 1, 2012, October 1, 2016 and October 1, 2036, respectively. ONEOK Partners will pay interest on the Notes on April 1 and October 1 of each year. The first payment of interest on the Notes will be made on April 1, 2007. Interest on the Notes accrues from September 25, 2006, which was the issuance date of the Notes.

Guardian Pipeline Master Shelf Agreement - ONEOK Partners’ acquisition of the remaining 66 2/3 percent interest in Guardian Pipeline resulted in the inclusion of $148.6 million of long-term debt in our consolidated balance sheet. These notes were issued under a master shelf agreement with certain financial institutions. Principal payments are due annually through 2022. Interest rates on the notes range from 7.61 percent to 8.27 percent, with an average rate of 7.85 percent.

Guardian Pipeline’s Master Shelf agreement contains financial covenants that require the maintenance of a ratio of (1) EBITDAR (net income plus interest expense, income taxes, operating lease expense and depreciation and amortization) to the sum of interest expense plus operating lease expense of not less than 1.5 to 1 and (2) total indebtedness to EBITDAR of not greater than 6.75 to 1. Upon any breach of these covenants, all amounts outstanding under the master shelf agreement may become due and payable immediately. Beginning in December 2007, the rate of total indebtedness to EBITDAR may not be greater than 5.75 to 1. At September 30, 2006, Guardian Pipeline was in compliance with its financial covenants.

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

Capitalization Structure - The following table sets forth our capitalization structure for the periods indicated.

	September 30, 2006	December 31, 2005
Long-term debt	65%	53%
Equity	35%	47%

Debt (including Notes payable)	65%	67%
Equity	35%	33%

ONEOK does not guarantee the debt of ONEOK Partners. For purposes of determining compliance with covenants in ONEOK’s five-year credit agreement, the debt of ONEOK Partners is excluded. At September 30, 2006, our capitalization structure, excluding the debt of ONEOK Partners, was 48 percent long-term debt and 52 percent equity, compared to 53 percent long-term debt and 47 percent equity at December 31, 2005.

Acquisitions and Divestitures - In April 2006, we sold certain assets comprising our former Gathering and Processing, Natural Gas Liquids, and Pipelines and Storage segments to ONEOK Partners for approximately $3 billion, including $1.35 billion in cash, before adjustments, and approximately 36.5 million Class B limited partner units in ONEOK Partners. The Class B limited partner units and the related general partner interest contribution were valued at approximately $1.65 billion. We also purchased, through ONEOK Partners GP, from an affiliate of TransCanada, its 17.5 percent general partner interest in ONEOK Partners for $40 million. This purchase resulted in our owning 100 percent of the two percent general partner interest in ONEOK Partners. Following the completion of the transactions, we own approximately 37.0 million common and Class B limited partner units and 100 percent of the two percent ONEOK Partners’ general partner interest. Our overall interest in ONEOK Partners, including the two percent general partner interest, has increased to 45.7 percent. ONEOK Partners recorded a $63.6 million purchase price adjustment to the acquired assets related to a working capital settlement, which is reflected as an increase to the value of the Class B units. In the third quarter of 2006, the working capital settlement was finalized, subject to approval by ONEOK Partners’ Audit Committee, resulting in no material adjustments.

The sale of certain assets comprising our former Gathering and Processing, Pipelines and Storage, and Natural Gas Liquids segments did not affect our consolidated operating income on our Consolidated Statements of Income or total assets on our consolidated balance sheets under EITF 04-5, as we were already required to consolidate our investment in ONEOK Partners effective January 1, 2006. However, minority interest expense and net income are affected. See Impact of New Accounting Standards on page 37 for additional discussion of EITF 04-5.

In April 2006, in connection with the transactions described immediately above, our ONEOK Partners segment completed the sale of a 20 percent partnership interest in Northern Border Pipeline to TC PipeLines for approximately $297 million. Our ONEOK Partners segment recorded a gain on sale of approximately $113.9 million in the second quarter of 2006. ONEOK Partners and TC PipeLines each now own a 50 percent interest in Northern Border Pipeline, with an affiliate of TransCanada becoming operator of the pipeline in April 2007. ONEOK Partners no longer consolidates Northern Border Pipeline as of January 1, 2006. Instead, its interest in Northern Border Pipeline is accounted for as an investment under the equity method. This change does not affect previously reported net income or shareholders’ equity. TransCanada paid us $10 million for expenses associated with the transfer of operating responsibility of Northern Border Pipeline to them.

The limited partner units we received from ONEOK Partners were newly created Class B units with the same distribution rights as the outstanding common units, but have limited voting rights and are subordinated to the common units with respect to payment of minimum quarterly distributions. Distributions on the Class B units were prorated from the date of issuance. ONEOK Partners is required to hold a special election for holders of common units as soon as practical, but no later than April 2007, subject to extension, to approve the conversion of the Class B units into common units and to approve certain amendments to ONEOK Partners’ partnership agreement. The proposed amendments would grant voting rights for common units held by the general partner if a vote is held to remove the general partner and require fair market value compensation for the general partner interest if the general partner is removed. If the conversion and the amendments are approved by common unitholders, the Class B units will be eligible to convert into common units on a one-for-one basis. If the common unitholders do not approve both the conversion and amendments, then the amount payable on such Class B units would increase to 115 percent of the distributions paid on the common units, including distributions paid upon liquidation, and the Class B units will no longer be outstanding.. If the common unitholders vote to remove us or our affiliates as the general partner of ONEOK Partners at any time prior to the approval of the conversion and amendment described above, the amount payable on such Class B units would increase to 125 percent of the distributions payable with respect to the common units, including distributions paid upon liquidation. The Class B unit distribution rights would continue to be subordinated in the manner described above unless and until the conversion described above has been approved.

In April 2006, our ONEOK Partners segment acquired the remaining 66 2/3 percent interest in Guardian Pipeline for approximately $77 million, increasing its ownership interest to 100 percent. ONEOK Partners used borrowings from its credit facility to fund the acquisition of the additional interest in Guardian Pipeline. Following the completion of the transaction, we consolidated Guardian Pipeline in our financial statements. This change was retroactive to January 1, 2006. Prior to the transaction, ONEOK Partners’ 33 1/3 percent interest in Guardian Pipeline was accounted for as an investment under the equity method.

Capital Projects - In June 2006, ONEOK Partners signed a non-binding letter of intent to form a joint venture with Boardwalk Pipeline Partners, L.P. and Energy Transfer Partners, LP to construct a new interstate pipeline originating in north Texas, crossing Oklahoma and Arkansas and terminating in Dyer County, Tennessee at a new interconnect with Texas Gas Transmission, L.L.C. The proposed interstate pipeline would create new pipeline capacity for constrained wellhead production in north Texas and central Oklahoma and would have initial capacity of up to 1.0 Bcf/d. In August 2006, Energy Transfer Partners, LP withdrew from the joint venture. Formation of the joint venture with Boardwalk Pipeline Partners, LP is subject to negotiation and execution of definitive agreements by the participants.

In May 2006, a subsidiary of ONEOK Partners entered into an agreement with a subsidiary of Williams to form a joint venture called Overland Pass Pipeline Company. Overland Pass Pipeline Company will build a 750-mile natural gas liquids pipeline from Opal, Wyoming to the Mid-continent natural gas liquids market center in Conway, Kansas. The pipeline will be designed to transport approximately 110,000 Bbl/d of NGLs, which can be increased to approximately 150,000 Bbl/d with additional pump facilities if customers contract for that capacity. A subsidiary of ONEOK Partners owns 99 percent of the joint venture, will manage the construction project, will advance all costs associated with construction, and will operate the pipeline. Within two years of the pipeline becoming operational, Williams has the option to increase its ownership up to 50 percent by reimbursing ONEOK Partners its proportionate share of all construction costs and, upon full exercise of that option, Williams would have the option to become operator. Construction of the pipeline is expected to begin in the summer of 2007, with start-up scheduled for early 2008. As part of a long-term agreement, Williams dedicated its NGL production from two of its gas processing plants in Wyoming to the joint-venture company. Subsidiaries of ONEOK Partners will provide downstream fractionation, storage and transportation services to Williams. The pipeline project is estimated to cost approximately $433 million. In May 2006, ONEOK Partners paid $11.4 million to Williams for reimbursement of initial capital expenditures. In addition, ONEOK Partners plans to invest approximately $173 million to expand its existing fractionation capabilities and the capacity of its natural gas liquids distribution pipelines. ONEOK Partners’ financing for both projects may include a combination of short- or long-term debt or equity. The project requires the approval of various state and regulatory authorities.

On October 13, 2006, Guardian Pipeline filed its application for a certificate of public convenience and necessity with the FERC for authorization to construct and operate approximately 110 miles of new pipeline, two compressor stations, seven meter stations and other associated facilities. The pipeline expansion will extend Guardian Pipeline from the Milwaukee, Wisconsin area to the Green Bay, Wisconsin area. The project is supported by long-term shipper commitments. The cost of the project is estimated to be $260 million with a targeted in-service date of November 2008.

Additionally, ONEOK Partners has $28 million in long-term capital project obligations related to their construction of the Midwestern Gas Transmission Eastern Extension Project which will add 31 miles of natural gas pipeline with approximately 120 MMcf/d of transportation capacity. The proposed in-service date is early 2007. Midwestern Gas Transmission is a bi-directional system that interconnects with Tennessee Gas Transmission near Portland, Tennessee and several interstate pipelines near Joliet, Illinois.

Stock Repurchase Plan - A total of 15 million shares have been repurchased to date pursuant to a plan approved by our Board of Directors. The plan, originally approved by our Board of Directors in January 2005, was extended in November 2005, to allow us to purchase up to a total of 15 million shares of our common stock on or before November 2007. On August 7, 2006, we repurchased 7.5 million shares of our outstanding common stock under an accelerated share repurchase agreement with UBS Securities LLC (UBS) at an initial price of $37.52 per share for a total of $281.4 million, which completed the plan approved by our Board of Directors. Under the terms of the accelerated repurchase agreement, we repurchased 7.5 million shares immediately from UBS. UBS then borrowed 7.5 million of our shares and will purchase shares in the open market to settle its short position. Our repurchase is subject to a financial adjustment based on the volume-weighted average price, less a discount, of the shares subsequently repurchased by UBS over the course of the repurchase period. The price adjustment can be settled, at our option, in cash or in shares of our common stock. In accordance with EITF Issue No. 99-7, “Accounting for an Accelerated Share Repurchase Program,” the repurchase was accounted for as two separate transactions: (1) as shares of common stock acquired in a treasury stock transaction recorded on the acquisition date and (2) as a forward contract indexed to ONEOK common stock. Additionally, we classified the forward contract as equity under EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” At September 30, 2006, we did not owe UBS for a price adjustment. We have no remaining shares available for repurchase under our stock repurchase plan.

Credit Rating - Our credit ratings as of September 30, 2006, were as follows:

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

Our Energy Services segment relies upon the investment grade rating of our senior unsecured long-term debt to satisfy credit requirements with most of our counterparties. If ONEOK’s credit ratings were to decline below investment grade, our ability to participate in energy marketing and trading activities could be significantly limited. Without an investment grade rating, we may be required to fund margin requirements with our counterparties with cash, letters of credit or other negotiable instruments. At September 30, 2006, the amount we could have been required to fund for the few counterparties with which we have a Credit Support Annex within our International Swaps and Derivatives Association Agreements is approximately $89.9 million. A decline in our credit rating below investment grade may also significantly impact other business segments.

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

Commodity Prices - We are subject to commodity price volatility. Significant fluctuations in commodity prices in either physical or financial energy contracts may impact our overall liquidity due to the impact the commodity price change has on items such as the cost of NGLs and natural gas held in storage, increased margin requirements, collectibility of certain energy-related receivables and working capital. We believe that ONEOK’s and ONEOK Partners’ current commercial paper program and lines of credit are adequate to meet our liquidity requirements associated with commodity price volatility.

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

CASH FLOW ANALYSIS

Our Consolidated Statements of Cash Flows combines cash flows from discontinued operations with cash flows from continuing operations within each category. Discontinued operations accounted for approximately $37.0 million in operating cash inflows for the nine months ended September 30, 2005. Discontinued operations accounted for approximately $31.2 million in investing cash outflows for the nine months ended September 30, 2005, and did not account for any financing cash flows. The absence of cash flows from our discontinued operations is not expected to have a significant impact on our future cash flows.

Operating Cash Flows - Operating cash flows increased by $602.3 million for the nine months ended September 30, 2006, compared with the same period in 2005. The increase in operating cash flows was primarily the result of a net decrease in working capital of $306.1 million in 2006, compared with a net increase in working capital of $161.3 million in 2005. This decrease in working capital is primarily the result of higher working capital at December 31, 2005 compared with December 31, 2004 and the subsequent collection of receivables in 2006, as well as falling gas prices. The increases in 2006 operating cash flows were also impacted by the consolidation of ONEOK Partners as of January 1, 2006 due to EITF 04-5. During the nine months ended September 30, 2006, we received $93.2 million in distributions primarily from Northern Border Pipeline, compared with distributions primarily from ONEOK Partners of $8.1 million in the prior year.

Investing Cash Flows - Our ONEOK Partners segment received $297.0 million for the sale of its 20 percent partnership interest in Northern Border Pipeline in April 2006.

Acquisitions in the nine months ending September 30, 2006, primarily relate to our ONEOK Partners segment acquiring the remaining 66 2/3 percent interest in Guardian Pipeline for approximately $77 million. This purchase increased our ownership interest to 100 percent. We also purchased from TransCanada its 17.5 percent general partner interest in ONEOK Partners for $40 million. This purchase resulted in our ownership of the entire two percent general partner interest in ONEOK Partners. Additionally, ONEOK Partners paid $11.4 million to Williams for initial capital expenditures related to the Overland Pass Pipeline Company.

Acquisitions in 2005 primarily represent the cash purchase of the Koch assets. The sale of our Production segment resulted in proceeds from the sale of a discontinued component. The proceeds from the sale of assets in 2005 resulted from the sale of Cimarex Energy Company common stock, formerly Magnum Hunter Resources (MHR) common stock. The MHR common stock was acquired upon exercise of MHR stock purchase warrants in February 2005, resulting in us paying $22.7 million which is included in changes in other investments, net.

Financing Cash Flows - The first nine months of 2006 include $120.8 million in distributions to minority interests, which primarily resulted from our consolidation of ONEOK Partners in accordance with EITF 04-5 as of January 1, 2006, and represents distributions to the unitholders of the 54.3 percent of ONEOK Partners that we do not own.

We also paid $281.4 million to repurchase 7.5 million shares of our common stock pursuant to the plan initially approved by our Board of Directors on January 20, 2005 and amended in November 2005. During the first nine months of 2005, we paid $188.7 million to repurchase approximately 6.0 million shares of our stock under the same plan.

In addition, we repaid the remaining $900 million outstanding on our $1.0 billion short-term bridge financing agreement. ONEOK Partners completed the underwritten public offering of senior notes totaling $1.39 billion in net proceeds, before offering expenses, which were used to repay all of the amounts outstanding under ONEOK Partners’ Bridge Facility and to repay $335 million of indebtedness outstanding under the 2006 Partnership Credit Agreement.

In June 2005, we issued $800 million of notes and used a portion of the proceeds to repay commercial paper. The commercial paper had been issued to finance our acquisition of ONEOK Partners GP in November 2004, to repay $335 million of long-term debt that matured on March 1, 2005, and to meet operating needs. We incurred $1.35 billion of notes payable related to the Koch assets acquisition. This increase was partially offset by $643 million in payments on notes payable and commercial paper, which represents the cash received from the sale of our Production segment, and payments made in the normal course of operations.

During the first quarter of 2005, we terminated $400 million of our interest rate swap agreements and paid a net amount of $19.4 million, which included $20.2 million for the present value of future payments at the time of termination, less $0.8 million for interest rate savings through the termination of the swaps. The $20.2 million payment has been recorded as a reduction in long-term debt and will be recognized in the income statement over the term of the debt instruments originally hedged. We paid $2.4 million in the second quarter of 2005 as a result of the termination of $500 million of our treasury rate-lock agreements. This amount, net of tax, has been recorded to accumulated other comprehensive loss and will be recognized in the income statement over the term of the related debt issuances.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth our contractual obligations related to debt, operating leases and other long-term obligations as of September 30, 2006, and reflects the consolidation of ONEOK Partners based on EITF 04-5. For further discussion of the debt and operating lease agreements, see Notes I and K, respectively, of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2006	2007	2008	2009	2010	Thereafter
ONEOK	(Thousands of dollars)
Long-term debt	$1,989,984	$6,253	$6,242	$408,562	$106,279	$6,300	$1,456,348
Interest payments on debt	1,340,800	30,400	120,400	100,100	90,300	89,600	910,000
Operating leases	192,585	14,352	41,999	40,159	37,647	26,057	32,371
Storage contracts	113,516	11,307	37,134	26,041	18,713	10,268	10,053
Firm transportation contracts	450,406	27,915	94,196	65,715	55,955	46,877	159,748
Pension plan (a)	10,025	425	2,900	2,100	2,200	2,400	-
Other postretirement benefit plan (a)	73,996	4,178	17,052	17,289	17,534	17,943	-
	$4,171,312	$94,830	$319,923	$659,966	$328,628	$199,445	$2,568,520
ONEOK Partners
Long-term debt	$2,023,555	$2,983	$11,931	$11,931	$11,931	$261,930	$1,722,849
Interest payments on debt	1,831,603	35,035	138,987	137,728	136,965	124,231	1,258,657
Notes payable	4,500	-	4,500	-	-	-	-
Operating leases	10,516	1,156	3,305	2,715	854	538	1,948
Purchase commitments, rights-of-way and other	128,071	2,391	117,035	1,975	1,787	1,746	3,137
Firm transportation contracts	41,055	2,939	11,659	11,691	11,087	3,679	-
	$4,039,300	$44,504	$287,417	$166,040	$162,624	$392,124	$2,986,591
Total	$8,210,612	$139,334	$607,340	$826,006	$491,252	$591,569	$5,555,111

(a) - No payment amounts are provided for our pension and other postretirement benefit plans in the “Thereafter” column since there is no termination date for these plans.

Interest Payments on Debt - Interest expense is calculated by taking long-term debt and multiplying by the respective coupon rates, adjusted for active swaps.

Leases - We lease various buildings, facilities and equipment, which are accounted for as operating leases. We lease vehicles which are accounted for as operating leases for financial purposes and capital leases for tax purposes.

OTHER

We are subject to multiple environmental laws and regulations affecting many aspects of present and future operations, including air emissions, water quality, wastewater discharges, solid wastes and hazardous material and substance management. These laws and regulations generally require us to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals. Failure to comply with these laws, regulations, permits and licenses may expose us to fines, penalties and/or interruptions in our operations that could be material to the results of operations. If an accidental leak or spill of hazardous materials occurs from our lines or facilities, in the process of transporting natural gas or NGLs, or at any facility that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including investigation and clean up costs, which could materially affect our results of operations and cash flows. In addition, emission controls required under the Federal Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities. We cannot assure our investors that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from customers, could have a material adverse effect on our business, financial condition and results of operations.

We own or retain legal responsibility for the environmental conditions at 12 former manufactured gas sites in Kansas that we acquired in November 1997. These sites contain potentially harmful materials that are subject to control or remediation under various environmental laws and regulations. A consent agreement with the KDHE presently governs all work at these sites. The terms of the consent agreement allow us to investigate these sites and set remediation activities based upon the results of the investigations and risk analysis. Remediation typically involves the management of contaminated soils and may involve removal of structures and monitoring and/or remediation of groundwater. We have commenced remediation on eleven sites, with regulatory closure achieved at two of these locations. Of the remaining nine sites, we have completed or are near completion of soil remediation at six sites, and we expect to commence soil remediation on the other three sites. We have begun site assessment at the remaining site where no active remediation has occurred.

To date, we have incurred remediation costs of $5.8 million and have accrued an additional $6.0 million related to the sites where we have commenced or will soon commence remediation. We have recorded estimates of future remediation costs for these sites based on our environmental assessments and remediation plans approved by the KDHE. These estimates are recorded on an undiscounted basis. For the site that is currently in the assessment phase, we have completed some analysis, but are unable at this point to accurately estimate aggregate costs that may be required to satisfy our remedial obligations at this site. Until the site assessment is complete and the KDHE approves the remediation plan, we will not have complete information available to us to accurately estimate remediation costs.

The costs associated with these sites do not include other potential expenses that might be incurred, such as unasserted property damage claims, personal injury or natural resource claims, unbudgeted legal expenses or other costs for which we may be held liable but with respect to which we cannot reasonably estimate an amount. As of this date, we have no knowledge of any of these types of claims. The foregoing expense estimates do not consider potential insurance recoveries, recoveries through rates or from unaffiliated parties, to which we may be entitled. We have filed claims with our insurance carriers relating to these sites and we have recovered a portion of our costs incurred to date. We have not recorded any amounts for potential insurance recoveries or recoveries from unaffiliated parties, and we are not recovering any environmental amounts in rates. As more information related to the site investigations and remediation activities becomes available, and to the extent such amounts are expected to exceed our current estimates, additional expenses could be recorded. Such amounts could be material to our results of operations and cash flows depending on the remediation and number of years over which the remediation is required to be completed.

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

Forward-looking statements include the items identified in the preceding paragraph, the information concerning possible or assumed future results of our operations and other statements contained or incorporated in this Quarterly Report on Form 10-Q identified by words such as “anticipate,” “plan,” “estimate,” “expect,” “forecast,” “intend,” “believe,” “projection,” “goal” or similar phrases.

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

–      future demand for and prices of natural gas;

–      competitive conditions in the overall natural gas and electricity markets;

–      availability of supplies of Canadian and United States natural gas;

–      availability of additional storage capacity;

–      weather conditions; and

–      competitive developments by Canadian and U.S. natural gas transmission peers;

•	orders by the FERC that are significantly different than the settlement related to Northern Border Pipeline’s November 2005 rate case;
•	our ability to successfully transfer ONEOK Partners’ operations from Omaha and Denver to Tulsa;
•	performance of contractual obligations by our customers and shippers;
•	the ability to recover operating costs and amounts equivalent to income taxes, costs of property, plant and equipment and regulatory assets in our state and FERC-regulated rates;
•	timely receipt of approval by applicable governmental entities for construction and operation of our pipeline projects and required regulatory clearances;
•	our ability to acquire all necessary rights-of-way permits and consents in a timely manner, and our ability to promptly obtain all necessary materials and supplies required for construction, and our ability to construct pipelines without labor or contractor problems;
•	our ability to promptly obtain all necessary materials and supplies required for construction of gathering, processing and transportation facilities;
•	the composition and quality of the natural gas we gather and process in our plants and transport on our pipelines;
•	the efficiency of our plants in processing natural gas and extracting natural gas liquids;
•	the mechanical integrity of facilities operated;
•	demand for our services in the proximity of our facilities;
•	the impact of potential impairment charges;
•	our ability to control operating costs;
•	the risk inherent in the use of information systems in our respective businesses, implementation of new software and hardware, and the impact on the timeliness of information for financial reporting;
•	acts of nature, sabotage, terrorism or other similar acts causing damage to our facilities or our suppliers’ or shippers’ facilities; and
•	the risk factors listed in the reports we have filed and may file with the SEC, which are incorporated by reference.

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other factors could also have material adverse effects on our future results. These and other risks are described in greater detail under Part II, Item 1A, “Risk Factors,” in this Quarterly Report and under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2005. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Other than as required under securities laws, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information, subsequent events or change in circumstances, expectations or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are consistent with those discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2005.

COMMODITY PRICE RISK

Energy Services

The following table provides a detail of our Energy Services segment’s maturity of derivatives based on injection and withdrawal periods from April through March. This maturity schedule is consistent with our business strategy. Executory storage and transportation contracts and their related hedges are not included in the following table.

	Fair Value of Derivatives at September 30, 2006
Source of Fair Value (a)	Matures through March 2007	Matures through March 2010	Matures through March 2012	Total Fair Value
	(Thousands of dollars)
Prices actively quoted (b)	$(159,328)	$(19,071)	$—	$(178,399)
Prices provided by other external sources (c)	136,834	27,398	—	164,232
Prices derived from quotes, other external sources and other assumptions (d)	(5,072)	5,106	(105)	(71)
Total	$(27,566)	$13,433	$(105)	$(14,238)

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

Fair Value Component of Energy Marketing and Risk Management Assets and Liabilities
(Thousands of dollars )
Net fair value of derivatives outstanding at December 31, 2005	$30,336
Derivatives realized or otherwise settled during the period	(56,090)
Fair value of new derivatives when entered into during the period	(6,666)
Other changes in fair value	18,182
Net fair value of derivatives outstanding at September 30, 2006	$(14,238)

For further discussion of trading activities and assumptions used in our trading activities, see Accounting Treatment in Note D of the Notes to Consolidated Financial Statements included in this Form 10-Q.

Value-at-Risk (VAR) Disclosure of Market Risk

The potential impact on our future earnings, as measured by VAR, was $17.5 million and $43.9 million at September 30, 2006, and 2005, respectively. The following table details the average, high and low daily VAR calculations.

	Three Months Ended September 30,		Nine Months Ended September 30,
Value-at-Risk	2006	2005	2006	2005
	(Millions of dollars)
Average	$10.8	$16.3	$19.0	$13.5
High	$36.5	$44.0	$49.0	$44.0
Low	$3.3	$7.1	$3.3	$6.2

Our VAR calculation includes derivatives, executory storage and transportation agreements, and their related hedges. The variations in the VAR data are reflective of market volatility and changes in the portfolios during the year. The decrease in VAR for the three months ended September 30, 2006, compared with 2005, is primarily due to lower volatility in 2006 attributable to changes in basis prices. In particular, there was significant price volatility in the latter part of the third quarter of 2005 due to weather related events. The increase in VAR for the nine months ended September 30, 2006, compared with 2005, was primarily due to higher average commodity prices beginning in the latter part of the third quarter 2005 and was prevalent into second quarter 2006.

INTEREST RATE RISK

General - At September 30, 2006, the interest rate on approximately 87.8 percent of our long-term debt was fixed after considering the impact of interest rate swaps.

At September 30, 2006, a 100 basis point move in the LIBOR rate on our floating rate debt would change annual interest expense by approximately $4.9 million before taxes and minority interest. This 100 basis point change assumes a parallel shift in the yield curve. If interest rates changed significantly, we would take actions to manage our exposure to the change. Since a specific action and the possible effects are uncertain, no change has been assumed.

Fair Value Hedges - In prior years, we terminated various interest rate swap agreements. The net savings from the termination of these swaps is being recognized in interest expense over the terms of the debt instruments originally hedged. Net interest expense savings for the nine months ended September 30, 2006, for all terminated swaps was $7.6 million. The remaining net savings for all terminated swaps will be recognized over the periods set forth in the following table.

	ONEOK	ONEOK Partners	Total
	(Millions of dollars)
Remainder of 2006	$1.7	$0.8	$2.5
2007	6.6	3.4	10.0
2008	6.6	3.6	10.2
2009	5.6	3.8	9.4
2010	5.5	4.0	9.5
Thereafter	15.3	0.8	16.1

Currently, $490 million of fixed rate debt is swapped to floating. Interest on the floating rate debt is based on both the three- and six-month LIBOR, depending upon the swap. At September 30, 2006, we recorded a net liability of $13.9 million to recognize the interest rate swaps at fair value. Long-term debt was decreased by $13.9 million to recognize the change in fair value of the related hedged liability.

Total savings from the interest rate swaps and amortization of terminated swaps was $5.9 million for the nine months ended September 30, 2006. The swaps are expected to net the following savings for the remainder of the year:

•	interest expense savings of $2.5 million related to the amortization of the swap value at termination, and
•	approximately $0.6 million in interest expense from the existing $490 million of swapped debt, based on LIBOR rates at September 30, 2006.

Total net swap savings for 2006 are expected to be $7.8 million compared to $10.7 million for 2005.

CURRENCY RATE RISK

With our Energy Services segment’s Canadian operations, we are subject to currency exposure related to our firm transportation and storage contracts. Our objective with respect to currency risk is to reduce the exposure due to exchange-rate fluctuations. We use physical forward transactions, which result in an actual two-way flow of currency on the settlement date since we exchange U.S. dollars for Canadian dollars with another party. We have not designated these transactions for hedge accounting treatment; therefore, the gains and losses associated with the change in fair value are recorded in net margin. At September 30, 2006, our exposure to risk from currency translation was not material and there was no material currency translation gain or loss recorded.

ITEM 4.	CONTROLS AND PROCEDURES

Quarterly Evaluation of Disclosure Controls and Procedures - As of the end of the period covered by this report, our Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in this report is communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, they concluded that as of September 30, 2006, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting - We have not made any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for those controls described in the following paragraphs.

In connection with the sale of our former Gathering and Processing, Natural Gas Liquids and Pipelines and Storage assets to ONEOK Partners, the operations currently managed in ONEOK Partners’ Omaha, Nebraska, and Denver, Colorado, offices are being moved to Tulsa, Oklahoma. The Denver office operations are anticipated to be completely transitioned to Tulsa by the end of 2006, and the Omaha office operations to be transitioned to Tulsa by April 2007. In July 2005, we completed our acquisition of the Natural Gas Liquids segment that subsequently was transferred to our ONEOK Partners segment. As part of our ongoing integration activities related to both of these transactions, we are in the process of developing and incorporating controls and procedures into our internal controls over financial reporting. Until such controls are more fully developed, we have implemented and are relying on compensating controls and have performed extensive reviews of our reported results. As with any change, there are inherent risks in the timing, development and implementation of internal controls that could negatively impact us; however, we do not believe they will materially affect our internal control over financial reporting.

Our ONEOK Partners segment is in the process of implementing a new contracting and billing system to support its gathering and processing operations by automating certain transactional processes, including scheduling, plant allocations and invoicing, that are currently handled manually. Implementation is scheduled to be completed during the fourth quarter of 2006 and will result in changes to our internal control over financial reporting; however, we do not believe the changes will be material.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Additional information about our legal proceedings is included under Part II, Item 1, “Legal Proceedings,” in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2006, and the three months ended June 30, 2006, and under Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Enron Corp. v. Silver Oak Capital, LLC and AG Capital Recovery Partners III, LP, Adversary Proceeding No. 03-93568, relating to Case No. 01-16034, in the United States Bankruptcy Court for the Southern District of New York. The settlements reached in this matter became effective on or about August 7, 2006, upon the expiration of the time to appeal the terms of the settlements under applicable law. This matter is now concluded.

Samuel P. Leggett, et al. v. Duke Energy Corporation, et al., Case No. 13847 in the Chancery Court of Tennessee for the Twenty-Fifth Judicial District at Somerville. On October 16, 2006, the defendants filed an updated Motion to Dismiss based upon the filed rate doctrine and federal preemption. The Court’s ruling on this motion is pending.

Learjet, Inc., et al. v. ONEOK, Inc., et al., originally filed in the District Court of Wyandotte County, Kansas (Case No. 05-CV-1500), removed to the United States District Court for the District of Kansas (Case No. 05-CV-2513-CM-JPO), conditionally transferred to MDL-1566 in the United States District Court for the District of Nevada. On August 3, 2006, the Court entered an order denying the Motion to Remand filed by the plaintiffs. On September 28, 2006, the plaintiffs filed a motion with the Judicial Panel for Multidistrict Litigation (the “MDL Panel”) requesting that the MDL Panel create a new multidistrict litigation (“MDL”) matter in the District of Kansas, arguing that the factual and legal bases for recovery in their case makes it markedly different from the other MDL cases pending before the Nevada District Court. On October 11, 2006, the MDL Panel struck plaintiffs’ motion based upon the motion lacking the predicate multidistrict character necessary for the MDL Panel to exercise jurisdiction. On September 29, 2006, the defendants filed a Motion to Dismiss based upon the filed rate doctrine and federal preemption. The Court’s ruling on this motion is pending.

Breckenridge Brewery of Colorado, LLC, et al. v. ONEOK, Inc., ONEOK Energy Marketing and Trading Company, L.P., et al., originally filed in the District Court of Denver County, Colorado (Case No. 2006-CV-5825), removed to the United States District Court for the District of Colorado (Case No. 06-CV-01110), conditionally transferred to MDL-1566 in the United States District Court for the District of Nevada. Plaintiffs’ Motion to Vacate the Conditional Transfer Order was considered by the Judicial Panel for Multidistrict litigation on September 28, 2006. No decision has been issued at this point. Plaintiff’s Motion to Remand is also awaiting decision by the Court.

J.P. Morgan Trust Company v. ONEOK, Inc., et al, originally filed in the District Court of Wyandotte County (Case No. 05-CV-1232), removed to the United States District Court for the District of Kansas (Case No. 05-CV-1331), transferred to MDL-1566 in the United States District Court for the District of Nevada (Case No. 05-CV-1331). On June 22, 2006, the defendants filed a Motion to Dismiss based upon the filed rate doctrine and federal preemption. The Court’s ruling on this motion is pending. On September 28, 2006, the plaintiff filed a motion with the Judicial Panel for Multidistrict Litigation (the “MDL Panel”) requesting that the MDL Panel create a new multidistrict litigation (“MDL”) matter in the District of Kansas, arguing that the factual and legal bases for recovery in its case makes is markedly different from the other MDL cases pending before the Nevada District Court. On October 11, 2006, the MDL Panel struck plaintiff’s motion based upon the motion lacking the predicate multidistrict character necessary for the MDL Panel to exercise jurisdiction.

Richard Manson v. Northern Plains Natural Gas Company, LLC, et. al., Civil Action No. 1973-N, in the Court of Chancery of the State of Delaware in and for New Castle County. On May 22, 2006, a Motion to Dismiss was filed with the Delaware Chancery Court. The Court’s ruling on this motion is pending.

Missouri Public Service Commission v. ONEOK, Inc., et al., Circuit Court of Jackson County, Missouri, at Kansas City, Missouri, Civil Action No. 0616-CV27565. On October 6, 2006, a Petition for Damages and Other Relief was filed by the Missouri Public Service Commission against 23 named defendants, including ONEOK, Inc., ONEOK Energy Marketing and Trading Company, L.P. (now known as ONEOK Energy Services Company, L.P.), and Kansas Gas Marketing Company. The plaintiff alleges that the defendants falsely reported natural gas prices and manipulated the natural gas price indices. Plaintiff claims that the defendants violated the Missouri antitrust laws, engaged in fraud, and were unjustly enriched by their actions. The plaintiff seeks to recover damages for the difference between what local distribution companies paid and what they should have paid if the price indices had not been fraudulently manipulated, interest, and attorney fees.

Notice of Rate Change of Northern Border Pipeline Company, Federal Energy Regulatory Commission, Docket No. RP06-72-000. On September 18, 2006, Northern Border Pipeline (“NBP”) filed a stipulation and agreement pursuant to the settlement reached in its rate case between Northern Border Pipeline and its participant customers. The settlement, supported by the FERC trial staff, establishes maximum long-term rates and charges for transportation on the Northern Border Pipeline system. Beginning in 2007, overall rates will be reduced, compared with rates prior to the filing, by approximately five percent. For the full transportation path from Port of Morgan, Montana to the Chicago area, the previous charge of approximately $0.46 per dekatherm will now be approximately $0.44 per dekatherm, which is comprised of a reservation rate, commodity rate and a compressor usage surcharge. The factors used in calculating depreciation expense for transmission plant are being increased from the current

2.25 percent to 2.40 percent. The settlement provides for seasonal rates for short-term transportation services. Seasonal maximum rates vary on a monthly basis from approximately $0.54 per dekatherm to approximately $0.29 per dekatherm for the full transportation route from Port of Morgan, Montana to the Chicago area. The settlement also includes a three-year moratorium on filing rate cases and participants challenging these rates, and requires that Northern Border Pipeline file a rate case within six years. The non-contested settlement was certified on October 20, 2006 by the administrative law judge presiding over the case and was provided to the FERC for approval. The approval process is expected to be completed by late 2006.

United States ex rel. Jack J. Grynberg v. ONEOK, Inc., et al., No. CIV-97-1006-R, United States District Court for the Western District of Oklahoma, transferred, In re Natural Gas Royalties Qui Tam Litigation, MDL Docket No. 1293, United States District Court for the District of Wyoming. On October 20, 2006, the Court entered an order affirming in relevant part the Special Master’s recommendation that all claims against us, our subsidiaries, and our Oklahoma Natural Gas division be dismissed. The order remains subject to appeal by Mr. Grynberg.

ITEM 1A.	RISK FACTORS

Our investors should consider the risks set forth in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K, for the year ending December 31, 2005, and the following risks that could affect us and our business. Although we have tried to discuss key factors, please be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. Investors should carefully consider the following discussion of risks and the other information included or incorporated by reference in this Quarterly Report on Form 10-Q, including Forward-Looking Information, which is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The integration of our former Gathering and Processing, Natural Gas Liquids, and Pipelines and Storage segments with ONEOK Partners’ current operations will be a complex, time-consuming and costly process. Failure to timely and successfully integrate our former Gathering and Processing, Natural Gas Liquids, and Pipelines and Storage segments may have a material adverse effect on our business, financial condition and results of operations. The difficulties of integrating our former Gathering and Processing, Natural Gas Liquids, and Pipelines and Storage segments will present challenges to management including:

•	operating a significantly larger combined company with operations in geographic areas in which they have not previously operated;
•	managing relationships with new customers for whom they have not previously provided services;
•	integrating personnel with diverse backgrounds and organizational cultures;
•	experiencing operational interruptions or the loss of key employees, customers or suppliers;
•	working through inefficiencies and complexities that may arise due to our ONEOK Partners segment’s unfamiliarity with the new operations and the businesses associated with them, including with their markets;
•	assimilating the operations, technologies, services and products of our former Gathering and Processing, Natural Gas Liquids, and Pipelines and Storage segments into ONEOK Partners;
•	assessing the internal controls and procedures for the combined entity that we are required to maintain under the Sarbanes-Oxley Act of 2002;
•	consolidating other corporate and administrative functions; and
•	the ability of ONEOK Partners to successfully accomplish construction of various pipeline projects and obtain customers.

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

A downgrade of ONEOK Partners’ credit rating may require an offer to repurchase certain of their senior notes or may impair ONEOK Partners’ ability to access capital.

ONEOK Partners could be required to offer to repurchase certain of its senior notes due 2010 and 2011 at par value, plus any accrued and unpaid interest, if Moody’s Investor Services or Standard & Poor’s Rating Services rates those senior notes below investment grade. Further, the indentures governing ONEOK Partners’ senior notes due 2010, 2011, 2012, 2016 and 2036 include an event of default upon the acceleration of other indebtedness of $100 million or more that would be triggered by such an offer to repurchase, and such an event of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding senior notes due 2010, 2011, 2012, 2016 and 2036 to declare those notes immediately due and payable in full. ONEOK Partners may not have sufficient cash on hand to repurchase the senior notes, which may cause it to borrow money under its credit facilities or seek alternative financing sources to finance the repurchases. ONEOK Partners could also face difficulties accessing capital or its borrowing costs could increase, impacting its ability to obtain financing for acquisitions or capital expenditures, to refinance indebtedness and to fulfill its debt obligations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information relating to our purchases of equity securities during the three months ended September 30, 2006.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2006	7,368	(1) (2)	$ 35.44	-	7,500,000
August 1-31, 2006	7,550,709	(1) (2)	$ 37.52	7,500,000	-
September 1-30, 2006	63,816	(1) (2)	$ 38.35	-	-

Total	7,621,893		$ 37.53	7,500,000

(1)	Includes shares withheld pursuant to attestation of ownership and deemed tendered to us in connection with the exercise of stock options under the ONEOK, Inc. Long-Term Incentive Plan, as follows :

7,350 shares for the period July 1-31, 2006

50,484 shares for the period August 1-31, 2006

63,610 shares for the period September 1-30, 2006

(2)	Includes shares repurchased directly from employees, pursuant to our Employee Stock Award Program, as follows:

18 shares for the period July 1-31, 2006

225 shares for the period August 1-31, 2006

206 shares for the period September 1-30, 2006

EMPLOYEE STOCK AWARD PROGRAM

Under our Employee Stock Award Program, we issued, for no consideration, to all eligible employees (all full-time employees and employees on short-term disability) one share of our common stock when the per-share closing price of our common stock on the NYSE was for the first time at or above $26 per share, and we will issue, for no consideration, one additional share of our common stock to all eligible employees when the closing price on the NYSE is for the first time at or above each one dollar increment above $26 per share. The total number of shares of our common stock available for issuance under this program is 100,000.

Through September 30, 2006, a total of 63,574 shares had been issued to employees under this program. The following table sets forth information on the number of shares issued during the three months ended September 30, 2006, under this program.

Date	Closing Price (at or above)	Shares Issued
July 11, 2006	$36.00	4,555
July 24, 2006	$37.00	4,546
August 8, 2006	$38.00	4,529
August 10, 2006	$39.00	4,529
Total		18,159

On October 17, 2006, our common stock closed above $40.00 per share, which resulted in 4,499 shares being issued to eligible employees. On October 23, 2006, our common stock closed above $41.00 per share, which resulted in 4,503 shares being issued to eligible employees.

The issuance of shares under this program has not been registered under the Securities Act of 1933, as amended (1933 Act) in reliance upon SEC releases, including Release No. 6188, dated February 1, 1980, stating that there is no sale of the shares in the 1933 Act sense to employees under this type of program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit Description

10.1	Purchase Agreement dated August 7, 2006, by and between ONEOK, Inc. (the “Issuer”), and UBS AG, London Branch (“UBS”) acting through UBS Securities LLC (“Agent”) as agent.

10.2	Underwriting Agreement by and between ONEOK Partners, L.P., Citigroup Global Markets Inc. and SunTrust Capital Markets, Inc. as representatives of the underwriters dated September 20, 2006 (incorporated by reference to Exhibit 1.1 to ONEOK Partners, L.P.’s Form 8-K filed on September 26, 2006 (File No. 1-12202)).

18	Preferability Letter of Independent Registered Public Accounting Firm relating to change in accounting principle for annual goodwill impairment test date.

31.1	Certification of David L. Kyle pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jim Kneale pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David L. Kyle pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Jim Kneale pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc. Registrant

Date: November 3, 2006	By:	/s/ Jim Kneale
Jim Kneale Executive Vice President - Finance and Administration and Chief Financial Officer (Principal Financial Officer)