Form 10-K/A
period 2006-12-31
ONEOK INC /NEW/
filed 2007-05-25
CIK 1039684

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐.

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

PART IV.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

We filed our Annual Report on Form 10-K for the year ended December 31, 2006, on March 1, 2007. When filed, Exhibit 32.2 of our Annual Report on Form 10-K reflected an incorrect signature date of February 28, 2006. The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2006, is to amend Exhibit 32.2 to correct the signature date from February 28, 2006 to February 28, 2007.

Therefore, we are filing the following corrected exhibit with this Amendment No. 1:

32.2	Certification of Curtis L. Dinan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

Except for the matter described above, this Amendment No. 1 does not modify or update disclosure in, or exhibits to, our Annual Report on Form 10-K for the year ended December 31, 2006. Further, this Amendment No. 1 does not change any previously reported financial results, nor does it reflect events occurring after the date of our Annual Report on Form 10-K for the year ended December 31, 2006.

2

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: May 25, 2007	By:	/s/ Curtis L. Dinan
Curtis L. Dinan Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

3