Form 10-Q
period 2007-09-30
ONEOK INC /NEW/
filed 2007-11-02
CIK 1039684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

On October 31, 2007, the Company had 103,736,711 shares of common stock outstanding.

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

Glossary

The abbreviations, acronyms, and industry terminology used in this Quarterly Report are defined as follows:

AFUDC	Allowance for funds used during construction
Bbl	Barrels, equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
Btu	British thermal units
EITF	Emerging Issues Task Force
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretations
Fort Union Gas Gathering	Fort Union Gas Gathering, L.L.C.
GAAP	United States Generally Accepted Accounting Principles
Guardian Pipeline	Guardian Pipeline, L.L.C.
KCC	Kansas Corporation Commission
LDC	Local distribution company
LIBOR	London Interbank Offered Rate
MBbl	Thousand barrels
MBbl/d	Thousand barrels per day
Mcf	Thousand cubic feet
Midwestern Gas Transmission	Midwestern Gas Transmission Company
MMBbl	Million barrels
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf	Million cubic feet
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service
NGL	Natural gas liquids
Northern Border Pipeline	Northern Border Pipeline Company
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OBPI	ONEOK Bushton Processing Inc.
OCC	Oklahoma Corporation Commission
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P., formerly known as Northern Border Partners, L.P.
ONEOK Partners GP	ONEOK Partners GP, L.L.C., formerly known as Northern Plains Natural Gas Company, LLC, a ONEOK subsidiary
Overland Pass Pipeline Company	Overland Pass Pipeline Company LLC
S&P	Standard & Poor’s Rating Group
SEC	Securities and Exchange Commission
Statement	Statement of Financial Accounting Standards
TC PipeLines	TC PipeLines Intermediate Limited Partnership, a subsidiary of TC PipeLines, LP
TransCanada	TransCanada Corporation

This page intentionally left blank.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited)	2007	2006	2007	2006
	(Thousands of dollars, except per share amounts)
Revenues
Operating revenues, excluding energy trading revenues	$2,806,829	$2,653,270	$9,489,694	$8,843,627
Energy trading revenues, net	3,168	(8,435)	2,752	3,047
Total Revenues	2,809,997	2,644,835	9,492,446	8,846,674
Cost of sales and fuel	2,469,837	2,295,065	8,219,737	7,595,693
Net Margin	340,160	349,770	1,272,709	1,250,981
Operating Expenses
Operations and maintenance	160,352	155,284	477,011	471,239
Depreciation and amortization	56,364	55,469	168,458	178,889
General taxes	20,733	19,482	62,317	57,765
Total Operating Expenses	237,449	230,235	707,786	707,893
Gain (Loss) on Sale of Assets	59	36	1,893	116,428
Operating Income	102,770	119,571	566,816	659,516
Equity earnings from investments (Note N)	22,162	22,788	64,975	72,750
Other income	5,447	8,381	24,130	20,682
Other expense	654	860	2,213	12,078
Interest expense	62,675	61,460	187,503	176,648
Income before Minority Interests and Income Taxes	67,050	88,420	466,205	564,222
Minority interests in income of consolidated subsidiaries	44,998	48,281	135,013	184,620
Income taxes	8,138	15,726	129,195	147,505
Income from Continuing Operations	13,914	24,413	201,997	232,097
Discontinued operations, net of taxes (Note C)
Loss from operations of discontinued components, net of tax	-	(13)	-	(410)
Net Income	$13,914	$24,400	$201,997	$231,687

Earnings Per Share of Common Stock (Note O)
Net earnings per share, basic	$0.13	$0.22	$1.86	$2.06
Net earnings per share, diluted	$0.13	$0.21	$1.83	$2.02

Average Shares of Common Stock (Thousands)
Basic	103,882	113,200	108,543	112,589
Diluted	105,931	114,920	110,548	114,901

Dividends Declared Per Share of Common Stock	$0.36	$0.32	$1.04	$0.90

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)	September 30, 2007	December 31, 2006
Assets	(Thousands of dollars)

Current Assets
Cash and cash equivalents	$833,745	$68,268
Short-term investments	-	31,125
Trade accounts and notes receivable, net	923,445	1,348,490
Gas and natural gas liquids in storage	971,788	925,194
Commodity exchanges and imbalances	47,178	53,433
Energy marketing and risk management assets (Note D)	295,549	401,670
Other current assets	206,551	296,781
Total Current Assets	3,278,256	3,124,961

Property, Plant and Equipment
Property, plant and equipment	7,246,360	6,724,759
Accumulated depreciation and amortization	1,998,367	1,879,838
Net Property, Plant and Equipment (Note A)	5,247,993	4,844,921

Deferred Charges and Other Assets
Goodwill and intangible assets (Note E)	1,045,690	1,051,440
Energy marketing and risk management assets (Note D)	75,284	91,133
Investments in unconsolidated affiliates	741,310	748,879
Other assets	533,851	529,748
Total Deferred Charges and Other Assets	2,396,135	2,421,200
Total Assets	$10,922,384	$10,391,082

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)	September 30, 2007	December 31, 2006
Liabilities and Shareholders’ Equity	(Thousands of dollars)

Current Liabilities
Current maturities of long-term debt	$420,475	$18,159
Notes payable	365,000	6,000
Accounts payable	979,700	1,076,954
Commodity exchanges and imbalances	195,074	176,451
Energy marketing and risk management liabilities (Note D)	249,572	306,658
Other	295,526	366,316
Total Current Liabilities	2,505,347	1,950,538

Long-term Debt, excluding current maturities	4,210,541	4,030,855

Deferred Credits and Other Liabilities
Deferred income taxes	789,491	707,444
Energy marketing and risk management liabilities (Note D)	169,585	137,312
Other deferred credits	577,108	548,330
Total Deferred Credits and Other Liabilities	1,536,184	1,393,086

Commitments and Contingencies (Note K)

Minority Interests in Consolidated Subsidiaries	794,804	800,645

Shareholders’ Equity
Common stock, $0.01 par value:
authorized 300,000,000 shares; issued 121,080,200 shares and outstanding 103,735,511 shares at September 30, 2007; issued 120,333,908 shares and outstanding 110,678,499 shares at December 31, 2006	1,210	1,203
Paid in capital	1,275,226	1,258,717
Accumulated other comprehensive income (loss) (Note F)	(27,724)	39,532
Retained earnings	1,345,914	1,256,759
Treasury stock, at cost: 17,344,689 shares at September 30, 2007 and 9,655,409 shares at December 31, 2006	(719,118)	(340,253)
Total Shareholders’ Equity	1,875,508	2,215,958
Total Liabilities and Shareholders’ Equity	$10,922,384	$10,391,082

See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Unaudited)	2007	2006
Operating Activities	(Thousands of dollars)
Net income	$201,997	$231,687
Depreciation and amortization	168,458	178,889
Allowance for funds used during construction	(15,294)	-
Gain on sale of assets	(1,893)	(116,428)
Minority interests in income of consolidated subsidiaries	135,013	184,620
Distributions received from unconsolidated affiliates	77,144	93,209
Income from equity investments	(64,975)	(72,750)
Deferred income taxes	61,919	18,056
Stock-based compensation expense	20,479	13,052
Allowance for doubtful accounts	12,574	8,220
Changes in assets and liabilities (net of acquisition and disposition effects):
Accounts and notes receivable	412,471	1,295,726
Inventories	(49,108)	(121,031)
Unrecovered purchased gas costs	11,227	(75,227)
Commodity exchanges and imbalances, net	19,311	(5,106)
Deposits	77,967	(10,964)
Regulatory assets	3,931	12,922
Accounts payable and accrued liabilities	(52,394)	(779,425)
Energy marketing and risk management assets and liabilities	(3,673)	(194,761)
Other assets and liabilities	(73,698)	179,852
Cash Provided by Operating Activities	941,456	840,541
Investing Activities
Changes in investments in unconsolidated affiliates	(5,546)	(6,458)
Acquisitions	-	(128,485)
Capital expenditures	(518,895)	(243,968)
Changes in short-term investments	31,125	(162,294)
Proceeds from sale of assets	3,999	298,838
Increase in cash and cash equivalents attributable to previously unconsolidated subsidiaries	-	1,334
Decrease in cash and cash equivalents attributable to previously consolidated subsidiaries	-	(22,039)
Other investing activities	-	(3,685)
Cash Used in Investing Activities	(489,317)	(266,757)
Financing Activities
Borrowing (repayment) of notes payable, net	-	(641,500)
Short-term financing payments	(746,000)	(2,632,000)
Short-term financing borrowings	1,105,000	1,530,000
Issuance of debt, net of issuance costs	598,146	1,397,328
Long-term debt financing costs	-	(12,027)
Payment of debt	(10,403)	(41,214)
Equity unit conversion	-	402,448
Repurchase of common stock	(390,193)	(281,420)
Issuance of common stock	11,342	8,659
Dividends paid	(112,842)	(100,181)
Distributions to minority interests	(136,462)	(120,803)
Other financing activities	(5,250)	(48,898)
Cash Provided by (Used in) Financing Activities	313,338	(539,608)
Change in Cash and Cash Equivalents	765,477	34,176
Cash and Cash Equivalents at Beginning of Period	68,268	7,915
Effect of Accounting Change on Cash and Cash Equivalents	-	43,090
Cash and Cash Equivalents at End of Period	$833,745	$85,181

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)	Common Stock Issued	Common Stock	Paid in Capital	Accumulated Other Comprehensive Income (Loss)
	(Shares)	(Thousands of dollars)
December 31, 2006	120,333,908	$1,203	$1,258,717	$39,532
Net income	-	-	-	-
Other comprehensive income (loss)	-	-	-	(67,256)
Total comprehensive income
Repurchase of common stock
(Note G)	-	-	(11,103)	-
Common stock issued pursuant to various plans	746,292	7	7,358	-
Stock-based employee compensation expense	-	-	20,254	-
Common stock dividends - $1.04 per share	-	-	-	-
September 30, 2007	121,080,200	$1,210	$1,275,226	$(27,724)

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Continued)

(Unaudited)	Retained Earnings	Treasury Stock	Total
	(Thousands of dollars)
December 31, 2006	$1,256,759	$(340,253)	$2,215,958
Net income	201,997	-	201,997
Other comprehensive income (loss)	-	-	(67,256)

Total comprehensive income			134,741

Repurchase of common stock
(Note G)	-	(379,090)	(390,193)
Common stock issued pursuant to various plans	-	-	7,365
Stock-based employee compensation expense	-	225	20,479
Common stock dividends - $1.04 per share	(112,842)	-	(112,842)
September 30, 2007	$1,345,914	$(719,118)	$1,875,508

ONEOK, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.	SUMMARY OF ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006. Due to the seasonal nature of our business, the results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for a 12-month period.

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

Property - The following table sets forth our property, by segment, for the periods presented.

	September 30, 2007	December 31, 2006
Non-Regulated	(Thousands of dollars)
ONEOK Partners	$2,010,553	$1,894,529
Energy Services	7,687	7,689
Other	177,408	166,430
Regulated
ONEOK Partners	1,830,674	1,529,923
Distribution	3,220,038	3,126,188
Property, plant and equipment	7,246,360	6,724,759
Accumulated depreciation, depletion and amortization	1,998,367	1,879,838
Net property, plant and equipment	$5,247,993	$4,844,921

At September 30, 2007, we had construction work in process of $645.2 million that had not yet been put in service and therefore was not being depreciated. Of this amount, $568.0 million was related to our ONEOK Partners segment and $46.1 million was related to our Distribution segment.

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

We file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state jurisdictions. We also file returns in Canada. No returns are currently under audit, and no extensions of statute of limitations have been requested or granted.

Other

Pension and Postretirement Employee Benefits - In September 2006, the FASB issued Statement 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which required us to record a balance sheet liability equal to the difference between our benefit obligations and plan assets. Statement 158 was effective for our year ended December 31, 2006, except for the measurement date change from September 30 to December 31, which will be effective for our year ending December 31, 2008.

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

In April 2007, the FASB issued Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” which permits companies that enter into master netting arrangements to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FIN 39-1 is effective for our year beginning January 1, 2008. We have reviewed the applicability of FIN 39-1 to our operations and its potential impact on our consolidated financial statements and have concluded the impact is immaterial.

Reclassifications - We reclassified our short-term investments in our Consolidated Statement of Cash Flows for the nine months ended September 30, 2006, and reported the related cash flows as an investing activity. See our discussion on page 12 for a description of our short-term investments, which consist of investments in auction-rate securities. Auction-rate securities are highly liquid, but are more appropriately classified as short-term investments rather than cash equivalents. The impact on our Consolidated Statement of Cash Flows for the nine months ended September 30, 2006, is as follows:

	September 30, 2006
	As Reported	Reclassification of Short-Term Investments	As Reclassified
	(Thousands of dollars)
Changes in short-term investments	$-	$(162,294)	$(162,294)
Cash used in investing activities	$(104,463)	$(162,294)	$(266,757)
Change in cash and cash equivalents	$196,470	$(162,294)	$34,176
Cash and cash equivalents at end of period	$247,475	$(162,294)	$85,181

These reclassifications were not material to our Consolidated Statement of Cash Flows for the nine months ended September 30, 2006, and had no impact on our Consolidated Statements of Income or our Consolidated Balance Sheets for the periods presented.

Certain other amounts in our consolidated financial statements have been reclassified to conform to the 2007 presentation. These reclassifications did not impact previously reported net income or shareholders’ equity.

B.	ACQUISITIONS AND DIVESTITURES

Acquisition of NGL Pipeline - In October 2007, ONEOK Partners completed the acquisition of an interstate natural gas liquids and refined petroleum products pipeline system and related assets from a subsidiary of Kinder Morgan Energy Partners, L.P. (Kinder Morgan) for approximately $300 million. The system extends from Bushton and Conway, Kansas, to Chicago, Illinois, and transports, stores and delivers a full range of NGL and refined products. The FERC-regulated system spans 1,585 miles and has a capacity to transport up to 134 MBbl/d. The transaction includes approximately 978 MBbl of owned storage capacity, eight NGL terminals and a 50 percent ownership of the Heartland Pipeline Company (Heartland). ConocoPhillips owns the other 50 percent of Heartland and is the managing partner of the Heartland joint venture, which consists primarily of three refined products terminals and connecting pipelines. Financing for this transaction came from the proceeds of ONEOK Partners’ September 2007 issuance of $600 million 6.85 percent Senior Notes due 2037 (2037 Notes). See Note I for a discussion of the 2037 Notes.

Overland Pass Pipeline Company - In May 2006, a subsidiary of ONEOK Partners entered into an agreement with a subsidiary of The Williams Companies, Inc. (Williams) to form a joint venture called Overland Pass Pipeline Company. Overland Pass Pipeline Company will build a 760-mile natural gas liquids pipeline from Opal, Wyoming, to the Mid-Continent natural gas liquids market center in Conway, Kansas. The pipeline will be initially designed to transport approximately 110 MBbl/d of NGLs, which can be increased to approximately 150 MBbl/d with additional pump facilities. During 2006, ONEOK Partners paid $11.6 million to Williams for the acquisition of its interest in the joint venture and for reimbursement of initial capital expenditures. A subsidiary of ONEOK Partners owns 99 percent of the joint venture and will manage the construction project, advance all costs associated with construction and operate the pipeline. Within two years of the pipeline becoming operational, Williams will have the option to increase its ownership up to 50 percent by reimbursing ONEOK Partners for its proportionate share of all construction costs. If Williams exercises its option to increase its ownership to the full 50 percent, Williams would have the option to become operator. This project has received the required approvals of various state and federal regulatory authorities and construction has begun, with start-up scheduled for early 2008.

As part of a long-term agreement, Williams dedicated its NGL production from two of its natural gas processing plants in Wyoming to the joint-venture company. Subsidiaries of ONEOK Partners will provide downstream fractionation, storage and transportation services to Williams. The pipeline project is currently estimated to cost approximately $535 million, excluding AFUDC. In addition, ONEOK Partners currently expects to invest approximately $216 million, excluding AFUDC, to expand its existing fractionation capabilities and the capacity of its natural gas liquids distribution pipelines. ONEOK Partners’ financing for the projects may include a combination of short- or long-term debt or equity.

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

At the time of the sale, we retained a contract with the Oklahoma Municipal Power Authority (OMPA) that required us to provide OMPA with 75 megawatts of firm capacity per month for a monthly fixed charge of approximately $0.4 million through December 31, 2015. To fulfill our obligations under this contract, we entered into an agreement with Westar to purchase 75 megawatts of firm capacity on the same terms as our agreement with OMPA. In an arbitration ruling dated October 11, 2007, our contract with OMPA was terminated as of that date and we were awarded payment for our services through that date. We are currently evaluating our alternatives with respect to our contract with Westar.

This component of our business is accounted for as discontinued operations in accordance with Statement 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, amounts in our consolidated financial statements and related notes relating to our power generation business are reflected as discontinued operations.

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

Fair Value Hedges - In prior years, we and ONEOK Partners terminated various interest-rate swap agreements. The net savings from the termination of these swaps is being recognized in interest expense over the terms of the debt instruments originally hedged. Net interest expense savings for the nine months ended September 30, 2007, for all terminated swaps were $7.7 million, and the remaining net savings for all terminated swaps will be recognized over the following periods.

	ONEOK	ONEOK Partners	Total
	(Millions of dollars)
Remainder of 2007	$1.7	$0.9	$2.6
2008	6.6	3.7	10.3
2009	5.5	3.7	9.2
2010	5.4	3.7	9.1
2011	2.5	0.9	3.4
Thereafter	12.8	-	12.8

At September 30, 2007, the interest on $490 million of fixed-rate debt was swapped to floating using interest-rate swaps. The floating rate was based on both the three- and six-month LIBOR, depending upon the swap. Based on the actual performance through September 30, 2007, the weighted average interest rate on the swapped debt increased from 6.64 percent to 7.07 percent. At September 30, 2007, we recorded a net liability of $11.5 million to recognize the interest-rate swaps at fair value. Long-term debt was decreased by $11.5 million to recognize the change in the fair value of the related hedged liability.

Our Energy Services segment uses basis swaps to hedge the fair value of certain firm transportation commitments. Net gains or losses from the fair value hedges and ineffectiveness are recorded to cost of sales and fuel. The ineffectiveness related to these hedges includes a loss of $1.0 million and a gain of $1.0 million for the three months ended September 30, 2007 and 2006, respectively. The ineffectiveness related to these hedges included losses of $6.8 million and $8.3 million for the nine months ended September 30, 2007 and 2006, respectively.

In September 2007, our Energy Services segment was notified that a portion of the volume contracted under our firm transportation agreement with Cheyenne Plains Gas Pipeline Company would be curtailed due to a fire at a Cheyenne Plains pipeline compressor station. The fire damaged a significant amount of instrumentation and electrical wiring, causing Cheyenne Plains Gas Pipeline Company to declare an alleged force majeure event on the pipeline. This firm commitment was hedged in accordance with Statement 133. Therefore, we dedesignated the hedging relationship for the portion of the firm commitment which is expected to be impacted by the alleged force majeure event, resulting in a loss of approximately $5.5 million.

Cash Flow Hedges - Our Energy Services segment uses futures and swaps to hedge the cash flows associated with our anticipated purchases and sales of natural gas and cost of fuel used in the transportation of natural gas. Accumulated other comprehensive income (loss) at September 30, 2007, includes gains of approximately $36.6 million, net of tax, related to these hedges that will be realized within the next 20 months. If prices remain at current levels, we will recognize $40.5 million in net gains over the next 12 months, and we will recognize net losses of $3.9 million thereafter. In accordance with Statement 133, the actual gains or losses that are reclassified into earnings will be based on the referenced floating price at each designated pricing period, along with the realization of the gains or losses on the related physical volumes, which are not reflected in the amounts above.

Our ONEOK Partners segment periodically enters into derivative instruments to hedge the cash flows associated with its exposure to changes in the price of natural gas, NGLs and condensate and the gross processing spread. If prices remain at current levels, our ONEOK Partners segment will recognize $2.6 million in net losses, all of which will be recognized over the next six months.

Our Distribution segment also uses derivative instruments to hedge the cost of anticipated natural gas purchases during the winter heating months to protect their customers from upward volatility in the market price of natural gas. Gains or losses associated with these derivative instruments are included in, and recoverable through, the monthly purchased gas cost mechanism.

For all of our segments, net gains and losses are reclassified out of accumulated other comprehensive income (loss) to operating revenues or cost of sales and fuel in the period the ineffectiveness occurs. Ineffectiveness related to our cash flow hedges resulted in a gain of approximately $0.4 million and a loss of approximately $0.3 million for the three and nine months ended September 30, 2007, respectively. Ineffectiveness related to our cash flow hedges resulted in gains of approximately $4.5 million and $14.0 million for the three and nine months ended September 30, 2006, respectively. There were no gains or losses during the three and nine months ended September 30, 2007 and 2006, due to the discontinuance of cash flow hedge treatment.

E.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Carrying Amounts - The amount of goodwill recorded on our Consolidated Balance Sheets as of September 30, 2007, and December 31, 2006, was $600.7 million.

Equity Method Goodwill - For the investments we account for under the equity method, the premium or excess cost over underlying fair value of net assets is referred to as equity method goodwill. Investment in unconsolidated affiliates on our accompanying Consolidated Balance Sheets includes equity method goodwill of $185.6 million as of September 30, 2007, and December 31, 2006.

Impairment Test - We performed our annual goodwill impairment test as of July 1, 2007, and there was no impairment indicated.

Intangible Assets

Our ONEOK Partners segment had $289.4 million of intangible assets related to contracts acquired through our acquisition of the natural gas liquids businesses from Koch Industries, Inc., which are being amortized over an aggregate weighted-average period of 40 years. The remaining intangible asset balance has an indefinite life. The aggregate amortization expense for each of the next five years is estimated to be approximately $7.7 million. Amortization expense for intangible assets for the three and nine months ended September 30, 2007, was $1.9 million and $5.8 million, respectively.

The following table reflects the gross carrying amount and accumulated amortization of intangible assets for the periods presented.

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
	(Thousands of dollars)
September 30, 2007	$462,214	$(17,249)	$444,965
December 31, 2006	$462,214	$(11,499)	$450,715

F.	COMPREHENSIVE INCOME

The tables below show the gross amount of comprehensive income (loss) and related tax (expense) benefit for the periods indicated.

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Gross	Tax (Expense) Benefit	Net	Gross	Tax (Expense) Benefit	Net
	(Thousands of dollars)
Unrealized gains on energy marketing and risk management assets/liabilities	$59,841	$(23,487)	$36,354	$152,678	$(57,650)	$95,028
Unrealized holding gains arising during the period	822	(319)	503	-	-	-
Realized gains recognized in net income	(7,127)	2,757	(4,370)	(29,478)	11,402	(18,076)
Pension and postretirement benefit plan amortization	(4,081)	1,579	(2,502)	-	-	-
Other comprehensive income	$49,455	$(19,470)	$29,985	$123,200	$(46,248)	$76,952

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Gross	Tax (Expense) Benefit	Net	Gross	Tax (Expense) Benefit	Net
	(Thousands of dollars)
Unrealized gains on energy marketing and risk management assets/liabilities	$36,930	$(15,713)	$21,217	$238,874	$(91,940)	$146,934
Unrealized holding gains arising during the period	1,115	(432)	683	-	-	-
Realized gains recognized in net income	(135,447)	52,391	(83,056)	(92,453)	35,761	(56,692)
Pension and postretirement benefit plan amortization	(9,948)	3,848	(6,100)	-	-	-
Other comprehensive income (loss)	$(107,350)	$40,094	$(67,256)	$146,421	$(56,179)	$90,242

The table below shows the balance in accumulated other comprehensive income (loss) for the periods indicated.

	Unrealized Gains (Losses) on Energy Marketing and Risk Management Assets/Liabilities	Unrealized Gains on Available-for-Sale Securities	Pension and Postretirement Benefit Plan Obligations	Accumulated Other Comprehensive Income (Loss)
	(Thousands of dollars)
December 31, 2006	$89,971	$12,614	$(63,053)	$39,532
Other comprehensive income (loss)	(61,839)	683	(6,100)	(67,256)
September 30, 2007	$28,132	$13,297	$(69,153)	$(27,724)

G.	CAPITAL STOCK

Stock Repurchase Plan - On May 17, 2007, our Board of Directors authorized a stock buy back program to repurchase up to 7.5 million shares of our currently issued and outstanding common stock. On June 28, 2007, we repurchased 7.5 million shares of our outstanding common stock under an accelerated share repurchase agreement with Bank of America, N.A. (Bank of America) at an initial price of $49.33 per share for a total of $370 million. Bank of America borrowed 7.5 million of our shares from third parties and purchased shares in the open market to settle its short position. Our repurchase was subject to a financial adjustment based on the volume-weighted average price, less a discount, of the shares subsequently repurchased by Bank of America over the course of the repurchase period. The price adjustment could have been settled, at our option, in cash or in shares of our common stock. In September 2007, the accelerated share repurchase agreement with Bank of America was settled, which resulted in Bank of America delivering an additional 186,402 shares of our common stock to us at no additional cost. All shares under this accelerated repurchase agreement were recorded as treasury shares in our Consolidated Balance Sheet as of September 30, 2007. These transactions completed the plan approved by our Board of Directors and we have no remaining shares available for repurchase under our stock repurchase plan.

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

Dividends - Quarterly dividends paid on our common stock to shareholders of record as of the close of business on January 31, 2007, April 30, 2007, and July 31, 2007, were $0.34 per share, $0.34 per share and $0.36 per share, respectively. Additionally, on October 18, 2007, we declared a quarterly dividend of $0.36 per share ($1.44 per share on an annualized basis) payable on November 14, 2007, to shareholders of record on October 31, 2007.

H.	CREDIT FACILITIES

General - On March 30, 2007, ONEOK Partners amended and restated its five-year revolving credit facility agreement (2007 Partnership Credit Agreement), with several banks and other financial institutions and lenders in the following principal ways: (i) revised the pricing, (ii) extended the maturity by one year to March 2012, (iii) eliminated the interest coverage ratio covenant, (iv) increased the permitted ratio of indebtedness to EBITDA to 5 to 1 (from 4.75 to 1), (v) increased the swingline sub-facility commitments from $15 million to $50 million and (vi) changed the permitted amount of subsidiary indebtedness from $35 million to 10 percent of ONEOK Partners’ consolidated indebtedness. The interest rates applicable to extensions of credit under this agreement are based, at ONEOK Partners’ election, on either (i) the higher of prime or one-half of one percent above the Federal Funds Rate, which is the rate that banks charge each other for the overnight borrowing of funds, or (ii) the Eurodollar rate plus a set number of basis points, depending on ONEOK Partners’ current long-term unsecured debt ratings.

In July 2007, ONEOK Partners exercised the accordion feature in its 2007 Partnership Credit Agreement to increase the commitment amounts by $250 million to a total of $1.0 billion.

Except as discussed above, ONEOK’s $1.2 billion five-year credit agreement, as amended and restated in 2006, and ONEOK Partners’ 2007 Partnership Credit Agreement, contain typical covenants as discussed in Note H of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006. At September 30, 2007, ONEOK and ONEOK Partners were in compliance with all covenants.

At September 30, 2007, ONEOK had $78.7 million in letters of credit issued and no borrowings outstanding under ONEOK’s $1.2 billion five-year credit agreement, as amended and restated in 2006, and ONEOK Partners had no letters of credit issued and $365 million in borrowings outstanding under its 2007 Partnership Credit Agreement at a weighted average interest rate of 6.02 percent, which was repaid in October 2007.

I.	LONG-TERM DEBT

ONEOK Partners’ Debt Issuance - In September 2007, ONEOK Partners completed an underwritten public offering of $600 million aggregate principal amount of 6.85 percent Senior Notes due 2037 (2037 Notes). The 2037 Notes were issued under ONEOK Partners’ existing shelf registration statement filed with the SEC.

ONEOK Partners may redeem the 2037 Notes, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount of the 2037 Notes, plus accrued and unpaid interest and a make-whole premium. The redemption price will never be less than 100 percent of the principal amount of the 2037 Notes plus accrued and unpaid interest. The 2037 Notes are senior unsecured obligations, ranking equally in right of payment with all of ONEOK Partners’ existing and future unsecured senior indebtedness, and effectively junior to all of the existing debt and other liabilities of its non-guarantor subsidiaries. The 2037 Notes are non-recourse to ONEOK.

The net proceeds from the 2037 Notes, after deducting underwriting discounts and commissions and expenses, of $592.9 million were used to finance ONEOK Partners’ $300 million acquisition of an interstate natural gas liquids and refined petroleum products pipeline system and related assets from a subsidiary of Kinder Morgan, and to repay debt outstanding under its 2007 Partnership Credit Agreement.

The terms of the 2037 Notes are governed by the Indenture, dated as of September 25, 2006, between ONEOK Partners and Wells Fargo Bank, N.A., as trustee, as supplemented by the Fourth Supplemental Indenture, dated September 28, 2007 (Indenture). The Indenture does not limit the aggregate principal amount of debt securities that may be issued and provides that debt securities may be issued from time to time in one or more additional series. The Indenture contains covenants including, among other provisions, limitations on ONEOK Partners’ ability to place liens on its property or assets and sell and lease back its property.

The 2037 Notes will mature on October 15, 2037. ONEOK Partners will pay interest on the 2037 Notes on April 15 and October 15 of each year. The first payment of interest on the 2037 Notes will be made on April 15, 2008. Interest on the 2037 Notes accrues from September 28, 2007, which was the issuance date of the 2037 Notes.

J.	EMPLOYEE BENEFIT PLANS

The following table sets forth the components of net periodic benefit cost for our pension and other postretirement benefit plans for the periods indicated.

	Pension Benefits Three Months Ended September 30,		Pension Benefits Nine Months Ended September 30,
	2007	2006	2007	2006
Components of Net Periodic Benefit Cost	(Thousands of dollars)
Service cost	$5,262	$5,204	$15,788	$15,736
Interest cost	12,152	10,826	36,457	32,569
Expected return on assets	(14,538)	(14,396)	(43,615)	(43,189)
Amortization of unrecognized prior service cost	371	378	1,114	1,133
Amortization of net loss	4,035	3,278	12,104	9,985
Net periodic benefit cost	$7,282	$5,290	$21,848	$16,234

	Postretirement Benefits Three Months Ended September 30,		Postretirement Benefits Nine Months Ended September 30,
	2007	2006	2007	2006
Components of Net Periodic Benefit Cost	(Thousands of dollars)
Service cost	$1,598	$1,583	$4,794	$4,749
Interest cost	3,957	3,539	11,872	10,617
Expected return on assets	(1,597)	(1,141)	(4,791)	(3,423)
Amortization of unrecognized net asset at adoption	797	797	2,392	2,392
Amortization of unrecognized prior service cost	(569)	(571)	(1,708)	(1,715)
Amortization of loss	2,482	2,271	7,446	6,814
Net periodic benefit cost	$6,668	$6,478	$20,005	$19,434

Contributions - For the nine months ended September 30, 2007, contributions of $1.9 million were made to our pension plan and $3.1 million to our postretirement benefit plan. Additionally, we made benefit payments from our pension plan of $1.8 million and from our postretirement benefit plan of $10.7 million in the nine months ended September 30, 2007. We presently anticipate our total 2007 contributions to fund future benefits will be $1.9 million for the pension plan and $5.5 million for the postretirement benefit plan. Additionally, the 2007 expected benefit payments from our pension plan are estimated to be $2.3 million and expected benefit payments from our postretirement benefit plan are estimated to be $22.1 million.

K.	COMMITMENTS AND CONTINGENCIES

Environmental Liabilities - We own or retain legal responsibility for the environmental conditions at 12 former manufactured gas sites in Kansas. These sites contain potentially harmful materials that are subject to control or remediation under various environmental laws and regulations. A consent agreement with the Kansas Department of Health and Environment (KDHE) presently governs all work at these sites. The terms of the consent agreement allow us to investigate these sites and set remediation activities based upon the results of the investigations and risk analysis. Remediation typically involves the management of contaminated soils and may involve removal of structures and monitoring and/or remediation of groundwater. We have commenced remediation on 11 sites, with regulatory closure achieved at two of these locations. Of the remaining nine sites, we have completed or are near completion of soil remediation at seven sites and expect to commence soil remediation on the other two sites in 2007. We have begun site assessment at the remaining site where no active remediation has occurred. Our expenditures for environmental evaluation and remediation to date have not been significant in relation to our results of operations, and there have been no material effects upon earnings during 2007 related to compliance with environmental regulations. See Note K of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006, for additional discussion.

L.	SEGMENTS

Segment Descriptions - We have divided our operations into four reportable business segments based on similarities in economic characteristics, products and services, types of customers, methods of distribution and regulatory environment. These segments are as follows: (1) our ONEOK Partners segment gathers, processes, transports, stores and sells natural gas; gathers, treats, fractionates, stores, distributes and markets NGLs; (2) our Distribution segment delivers natural gas to residential, commercial and industrial customers, and transports natural gas; (3) our Energy Services segment markets natural gas to wholesale and retail customers; and (4) our Other segment primarily consists of the operating and leasing operations of our headquarters building and a related parking facility. Our Distribution segment is comprised of regulated public utilities, and portions of our ONEOK Partners segment are also regulated.

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

Customers - We had no single external customer from which we received 10 percent or more of our consolidated gross revenues.

Operating Segment Information - The following tables set forth certain operating segment financial data for the periods indicated.

Three Months Ended September 30, 2007	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$1,239,681	$234,064	$1,332,203	$881	$2,806,829
Energy trading revenues, net	-	-	3,168	-	3,168
Intersegment sales	170,576	2	63,783	(234,361)	-
Total revenues	$1,410,257	$234,066	$1,399,154	$(233,480)	$2,809,997

Net margin	$213,884	$117,010	$8,455	$811	$340,160
Operating costs	80,079	91,620	8,599	787	181,085
Depreciation and amortization	28,800	26,903	537	124	56,364
Gain (loss) on sale of assets	111	(56)	-	4	59
Operating income	$105,116	$(1,569)	$(681)	$(96)	$102,770

Equity earnings from investments	$22,162	$-	$-	$-	$22,162
Capital expenditures	$198,190	$39,806	$-	$3,556	$241,552

(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment’s regulated operations had revenues of $80.9 million, net margin of $66.0 million and operating income of $30.0 million, for the three months ended September 30, 2007.

(b) - All of our Distribution segment’s operations are regulated.

Three Months Ended September 30, 2006	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$1,039,423	$252,259	$1,360,641	$947	$2,653,270
Energy trading revenues, net	-	-	(8,435)	-	(8,435)
Intersegment sales	179,118	2	42,053	(221,173)	-
Total revenues	$1,218,541	$252,261	$1,394,259	$(220,226)	$2,644,835

Net margin	$211,466	$106,942	$30,725	$637	$349,770
Operating costs	76,312	88,821	8,671	962	174,766
Depreciation and amortization	27,517	27,307	524	121	55,469
Gain on sale of assets	36	-	-	-	36
Operating income	$107,673	$(9,186)	$21,530	$(446)	$119,571

Loss from operations of discontinued components	$-	$-	$(13)	$-	$(13)
Equity earnings from investments	$22,788	$-	$-	$-	$22,788
Capital expenditures	$61,213	$37,154	$-	$13,008	$111,375

(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment’s regulated operations had revenues of $92.2 million, net margin of $65.1 million and operating income of $31.4 million, for the three months ended September 30, 2006.

(b) - All of our Distribution segment’s operations are regulated.

Nine Months Ended September 30, 2007	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$3,462,539	$1,472,354	$4,552,178	$2,623	$9,489,694
Energy trading revenues, net	-	-	2,752	-	2,752
Intersegment sales	491,706	5	373,400	(865,111)	-
Total revenues	$3,954,245	$1,472,359	$4,928,330	$(862,488)	$9,492,446

Net margin	$636,824	$474,606	$158,917	$2,362	$1,272,709
Operating costs	237,383	278,949	27,683	(4,687)	539,328
Depreciation and amortization	84,326	82,148	1,612	372	168,458
Gain (loss) on sale of assets	1,935	(56)	-	14	1,893
Operating income	$317,050	$113,453	$129,622	$6,691	$566,816

Equity earnings from investments	$64,975	$-	$-	$-	$64,975
Total assets	$6,064,920	$2,692,831	$1,700,866	$463,767	$10,922,384
Capital expenditures	$400,634	$107,858	$-	$10,403	$518,895

(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment’s regulated operations had revenues of $238.9 million, net margin of $195.0 million and operating income of $89.5 million, for the nine months ended September 30, 2007.

(b) - All of our Distribution segment’s operations are regulated.

Nine Months Ended September 30, 2006	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$3,125,978	$1,356,608	$4,388,518	$(27,477)	$8,843,627
Energy trading revenues, net	-	-	3,047	-	3,047
Intersegment sales	436,035	5	420,625	(856,665)	-
Total revenues	$3,562,013	$1,356,613	$4,812,190	$(884,142)	$8,846,674

Net margin	$626,639	$422,014	$198,206	$4,122	$1,250,981
Operating costs	227,146	270,858	28,299	2,701	529,004
Depreciation and amortization	94,269	82,621	1,628	371	178,889
Gain (loss) on sale of assets	115,402	(1)	-	1,027	116,428
Operating income	$420,626	$68,534	$168,279	$2,077	$659,516

Loss from operations of discontinued components	$-	$-	$(410)	$-	$(410)
Equity earnings from investments	$72,750	$-	$-	$-	$72,750
Total assets	$4,900,822	$2,606,379	$1,987,476	$564,234	$10,058,911
Capital expenditures	$114,788	$114,846	$-	$14,334	$243,968

(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment’s regulated operations had revenues of $253.2 million, net margin of $196.1 million and operating income of $209.4 million, including $113.9 million gain on sale of assets, for the nine months ended September 30, 2006.

(b) - All of our Distribution segment’s operations are regulated.

M.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental information with respect to our cash flow for the periods indicated.

	Nine Months Ended September 30,
	2007	2006
	(Thousands of dollars)
Cash paid (received) during the period
Interest	$159,456	$163,426
Income taxes	$34,148	$214,187

N.	UNCONSOLIDATED AFFILIATES

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated. All amounts in the table below are equity earnings from investments in our ONEOK Partners segment for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Thousands of dollars)
Northern Border Pipeline	$16,363	$16,841	$44,915	$55,691
Bighorn Gas Gathering, L.L.C.	1,782	1,959	5,482	5,780
Fort Union Gas Gathering	2,224	2,346	7,379	6,624
Venice Energy Services Company, L.L.C. (a)	298	-	3,148	-
Lost Creek Gathering Company, L.L.C.	1,694	1,437	3,327	4,036
Other	(199)	205	724	619
Equity earnings from investments	$22,162	$22,788	$64,975	$72,750

(a) - Our investment in Venice Energy Services Company, L.L.C. is accounted for using the cost method.

Unconsolidated Affiliates Financial Information - Summarized combined financial information of our unconsolidated affiliates is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income Statement	(Thousands of dollars)
Operating revenue	$102,417	$99,317	$291,304	$287,816
Operating expenses	42,817	41,614	125,522	118,642
Net income	47,571	46,813	131,054	135,719
Distributions paid to ONEOK Partners	$20,078	$23,390	$77,144	$93,209

O.	EARNINGS PER SHARE INFORMATION

We compute earnings per common share (EPS) as described in Note R of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

The following tables set forth the computations of the basic and diluted EPS for the periods indicated.

	Three Months Ended September 30, 2007
	Income	Shares	Per Share Amount
Basic EPS from continuing operations	(Thousands, except per share amounts)
Income from continuing operations available for common stock	$13,914	103,882	$0.13
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	2,049
Income from continuing operations available for common stock and common stock equivalents	$13,914	105,931	$0.13

	Three Months Ended September 30, 2006
	Income	Shares	Per Share Amount
Basic EPS from continuing operations	(Thousands, except per share amounts)
Income from continuing operations available for common stock	$24,413	113,200	$0.22
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	1,720
Income from continuing operations available for common stock and common stock equivalents	$24,413	114,920	$0.21

	Nine Months Ended September 30, 2007
	Income	Shares	Per Share Amount
Basic EPS from continuing operations	(Thousands, except per share amounts)
Income from continuing operations available for common stock	$201,997	108,543	$1.86
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	2,005
Income from continuing operations available for common stock and common stock equivalents	$201,997	110,548	$1.83

	Nine Months Ended September 30, 2006
	Income	Shares	Per Share Amount
Basic EPS from continuing operations	(Thousands, except per share amounts)
Income from continuing operations available for common stock	$232,097	112,589	$2.06
Diluted EPS from continuing operations
Effect of mandatory convertible units	-	839
Effect of options and other dilutive securities	-	1,473
Income from continuing operations available for common stock and common stock equivalents	$232,097	114,901	$2.02

There were no anti-dilutive option shares for the three months ended September 30, 2007. There were 49,775 option shares excluded from the calculation of diluted EPS for the three months ended September 30, 2006, since their inclusion would have been anti-dilutive for the period. There were 6,134 and 276,666 option shares excluded from the calculation of diluted EPS for the nine months ended September 30, 2007 and 2006, respectively, since their inclusion would have been anti-dilutive for each period.

P.	ONEOK PARTNERS

General Partner Interest - See Note B for discussion of the April 2006 acquisition of the additional general partner interest in ONEOK Partners. The limited partner units we received from ONEOK Partners were newly created Class B limited partner units. As of April 7, 2007, the Class B limited partner units are no longer subordinated to distributions on ONEOK Partners’ common units and generally have the same voting rights as the common units. Under the ONEOK Partners’ partnership agreement and in conjunction with the issuance of additional common units by ONEOK Partners, we, as the general partner, are required to make equity contributions in order to maintain our representative general partner interest.

Our investment in ONEOK Partners at both September 30, 2007 and 2006, is shown in the following table.

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

The following table shows ONEOK Partners’ general partner and incentive distributions related to the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Thousands of dollars)
General partner distributions	$1,973	$1,840	$5,819	$4,354
Incentive distributions	12,955	9,772	36,478	20,534
Total distributions from ONEOK Partners	$14,928	$11,612	$42,297	$24,888

The quarterly distributions paid by ONEOK Partners to limited partners in the first, second and third quarters of 2007 were $0.98 per unit, $0.99 per unit and $1.00 per unit, respectively. The quarterly distributions paid by ONEOK Partners to limited partners in the first, second and third quarters of 2006 were $0.80 per unit, $0.88 per unit and $0.95 per unit, respectively.

In October 2007, ONEOK Partners declared a cash distribution of $1.01 per unit payable in the fourth quarter.

Relationship - We own 45.7 percent of ONEOK Partners and consolidate ONEOK Partners in our consolidated financial statements; however, we are restricted from the assets and cash flows of ONEOK Partners except for our quarterly distributions. Distributions are declared quarterly by ONEOK Partners based on the terms of its partnership agreement, and for the three months ended September 30, 2007 and 2006, cash distributions declared from ONEOK Partners to us totaled $52.3 million and $46.6 million, respectively. For the nine months ended September 30, 2007 and 2006, cash distributions declared from ONEOK Partners to us totaled $153.3 million and $94.5 million, respectively. See Note L for more information on ONEOK Partners’ results.

Affiliate Transactions - We have certain transactions with our ONEOK Partners affiliate and its subsidiaries, which comprise our ONEOK Partners segment.

ONEOK Partners sells natural gas from its natural gas gathering and processing operations to our Energy Services segment. In addition, a large portion of ONEOK Partners’ revenues from its natural gas pipelines operations are from our Energy Services and Distribution segments, which utilize ONEOK Partners’ transportation and storage services.

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

The following table sets forth transactions with ONEOK Partners for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Thousands of dollars)
Revenue	$170,576	$179,118	$491,706	$436,035

Expense
Administrative and general expenses	$36,771	$41,991	$121,981	$122,659
Interest expense	-	-	-	21,281
Total expense	$36,771	$41,991	$121,981	$143,940

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2006. Due to the seasonal nature of our business, the results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for a 12-month period.

EXECUTIVE SUMMARY

The following discussion highlights some of our achievements and significant issues affecting us for the periods presented. Please refer to the Financial and Operating Results section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements for a complete explanation of the following items.

Diluted earnings per share of common stock from continuing operations (EPS) decreased to $0.13 for the three months ended September 30, 2007, compared with $0.21 for the same period in 2006. For the nine-month period, EPS decreased to $1.83 from $2.02 for the same period last year. Operating income for the three months ended September 30, 2007, decreased to $102.8 million from $119.6 million for the same period in 2006, and for the nine-month period decreased to $566.8 million from $659.5 million for the same period in 2006. Excluding the gain on sale of assets, which primarily relates to the $113.9 million gain on the sale of a 20 percent interest in Northern Border Pipeline in the second quarter of 2006, operating income increased to $564.9 million for the nine-month period, compared with $543.1 million for the same period last year. The decrease in operating income for the three-month period is primarily due to our Energy Services segment’s decreased transportation and storage margins, partially offset by increased financial trading margins. This decrease was also partially offset by the implementation of new rate schedules in Kansas and Texas in our Distribution segment. The increase in operating income for the nine-month period, exclusive of the gain on sale of assets, is primarily due to the implementation of new rate schedules in Kansas and Texas in our Distribution segment. Our Energy Services segment partially offset this increase primarily due to decreased transportation margins in the nine-month period.

In September 2007, our ONEOK Partners segment completed an underwritten public debt offering of $600 million to finance the assets acquired from Kinder Morgan Energy Partners, L.P. (Kinder Morgan) and to refinance short-term debt, which resulted from ONEOK Partners’ internal growth capital projects. Both the assets acquired from Kinder Morgan and ONEOK Partner’s capital projects are discussed below in the Significant Acquisitions and Divestitures and the Capital Projects sections.

We declared a quarterly dividend of $0.36 per share ($1.44 per share on an annualized basis) in October 2007, an increase of approximately 13 percent over the $0.32 declared in October 2006. ONEOK Partners declared an increase in its cash distribution to $1.01 per unit ($4.04 per unit on an annualized basis) in October 2007, an increase of approximately 4 percent over the $0.97 declared in October 2006.

SIGNIFICANT ACQUISITIONS AND DIVESTITURES

In October 2007, ONEOK Partners completed the acquisition of an interstate natural gas liquids and refined petroleum products pipeline system and related assets from a subsidiary of Kinder Morgan for approximately $300 million. The system extends from Bushton and Conway, Kansas, to Chicago, Illinois, and transports, stores and delivers a full range of NGL and refined products. The FERC-regulated system spans 1,585 miles and has a capacity to transport up to 134 MBbl/d. The transaction includes approximately 978 MBbl of owned storage capacity, eight NGL terminals and a 50 percent ownership of the Heartland Pipeline Company (Heartland). ConocoPhillips owns the other 50 percent of Heartland and is the managing partner of the Heartland joint venture, which consists primarily of three refined products terminals and connecting pipelines. Financing for this transaction came from the proceeds of ONEOK Partners’ September 2007 issuance of $600 million 6.85 percent Senior Notes due 2037 (2037 Notes). See Note I of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information about the debt issuance.

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

Overland Pass Pipeline Company - In May 2006, a subsidiary of ONEOK Partners entered into an agreement with a subsidiary of The Williams Companies, Inc. (Williams) to form a joint venture called Overland Pass Pipeline Company. Overland Pass Pipeline Company will build a 760-mile natural gas liquids pipeline from Opal, Wyoming, to the Mid-Continent natural gas liquids market center in Conway, Kansas. The pipeline will be initially designed to transport approximately 110 MBbl/d of NGLs, which can be increased to approximately 150 MBbl/d with additional pump facilities. During 2006, ONEOK Partners paid $11.6 million to Williams for the acquisition of its interest in the joint venture and for reimbursement of initial capital expenditures. A subsidiary of ONEOK Partners owns 99 percent of the joint venture and will manage the construction project, advance all costs associated with construction and operate the pipeline. Within two years of the pipeline becoming operational, Williams will have the option to increase its ownership up to 50 percent by reimbursing ONEOK Partners for its proportionate share of all construction costs. If Williams exercises its option to increase its ownership to the full 50 percent, Williams would have the option to become operator. This project has received the required approvals of various state and federal regulatory authorities and construction of the pipeline has begun, with start-up scheduled for early 2008.

As part of a long-term agreement, Williams dedicated its NGL production from two of its natural gas processing plants in Wyoming to the joint-venture company. Subsidiaries of ONEOK Partners will provide downstream fractionation, storage and transportation services to Williams. The pipeline project is currently estimated to cost approximately $535 million, excluding AFUDC. Since ONEOK Partners’ initial estimate in early 2006, there has been a significant increase in the demand for pipeline construction-related services, which has led to higher rates, particularly for construction labor and equipment. Additionally due to the extended permitting process, the construction period will occur during the winter months, which will contribute to added construction costs. The severity of the winter conditions could further impact ONEOK Partners’ cost estimates. In addition, ONEOK Partners currently expects to invest approximately $216 million, excluding AFUDC, to expand its existing fractionation capabilities and the capacity of its natural gas liquids distribution pipelines. ONEOK Partners’ financing for the projects may include a combination of short- or long-term debt or equity.

Piceance Lateral Pipeline - In March 2007, ONEOK Partners announced that Overland Pass Pipeline Company plans to construct a 150-mile lateral pipeline with capacity to transport as much as 100 MBbl/d of NGLs from the Piceance Basin in Colorado to the Overland Pass Pipeline. Williams announced that it intends to construct a new natural gas processing plant in the Piceance Basin and will dedicate its NGL production from that plant and an existing plant to be delivered into the lateral pipeline. This project requires the approval of various state and federal regulatory authorities. Assuming Overland Pass Pipeline Company obtains the required regulatory approvals, ONEOK Partners currently expects construction of this lateral pipeline extension to begin in late 2008 and be completed in early 2009, at a current cost estimate of approximately $120 million, excluding AFUDC.

Arbuckle Pipeline Natural Gas Liquids Pipeline Project - In March 2007, ONEOK Partners announced plans to build the 440-mile Arbuckle Pipeline, a natural gas liquids pipeline from southern Oklahoma through northern Texas and continuing on to the Texas Gulf Coast, at a current estimated cost of approximately $260 million, excluding AFUDC. The Arbuckle Pipeline will have the capacity to transport 160 MBbl/d of raw natural gas liquids and will interconnect with our existing Mid-Continent infrastructure and our fractionation facility in Mont Belvieu, Texas, and other Gulf Coast-area fractionators. The expansion project is expected to be completed by early 2009.

Williston Basin Gas Processing Plant Expansion - In March 2007, a subsidiary of ONEOK Partners announced the expansion of its Grasslands natural gas processing facility in North Dakota at a cost of approximately $30 million, excluding AFUDC. The Grasslands facility is ONEOK Partners’ largest natural gas processing plant in the Williston Basin. The expansion will increase processing capacity to approximately 100 MMcf/d from its current capacity of 63 MMcf/d as well as increase fractionation capacity to approximately 12 MBbl/d from 8 MBbl/d. The expansion project is expected to come on line in phases starting in the fourth quarter of 2007 through the second quarter of 2008.

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

Guardian Pipeline Expansion and Extension Project - In October 2006, Guardian Pipeline, a subsidiary of ONEOK Partners, filed its application for a certificate of public convenience and necessity with the FERC for authorization to construct and operate approximately 119 miles of new pipeline with capacity to transport 537 MMcf/d. Guardian Pipeline received its Final Environmental Impact Statement from the FERC in October 2007. The pipeline expansion will extend Guardian Pipeline from the Milwaukee, Wisconsin, area to the Green Bay, Wisconsin, area. The project is supported by long-term shipper commitments. The cost of the project is currently estimated to be $250 million, excluding AFUDC, with a targeted in-service date of November 2008.

Midwestern Gas Transmission Eastern Extension Project - In March 2006, Midwestern Gas Transmission, a subsidiary of ONEOK Partners, accepted the certificate of public convenience and necessity issued by the FERC for its Eastern Extension Project. An organization that is opposed to, and includes landowners affected by, the project filed a request for rehearing and for a stay of the March 2006 Order. In August 2006, the FERC denied those requests. In July 2007, ONEOK Partners received FERC authorization to construct, which is a notice to proceed. Construction has begun and the pipeline extension is anticipated to be in service in the fourth quarter of 2007. The Eastern Extension Project will add approximately 31 miles of pipeline with capacity to transport 120 MMcf/d and total capital expenditures are currently estimated to be $41 million, excluding AFUDC.

REGULATORY

Several regulatory initiatives impacted the earnings and future earnings potential for our Distribution segment. See discussion of our Distribution segment’s regulatory initiatives on page 36.

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

Information about our critical accounting estimates is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates,” in our Annual Report on Form 10-K for the year ended December 31, 2006.

FINANCIAL AND OPERATING RESULTS

Consolidated Operations

Selected Financial Information - The following table sets forth certain selected consolidated financial information for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Results	2007	2006	2007	2006
		(Thousands of dollars)
Operating revenues, excluding energy trading revenues	$2,806,829	$2,653,270	$9,489,694	$8,843,627
Energy trading revenues, net	3,168	(8,435)	2,752	3,047
Cost of sales and fuel	2,469,837	2,295,065	8,219,737	7,595,693
Net margin	340,160	349,770	1,272,709	1,250,981
Operating costs	181,085	174,766	539,328	529,004
Depreciation and amortization	56,364	55,469	168,458	178,889
Gain (loss) on sale of assets	59	36	1,893	116,428
Operating income	$102,770	$119,571	$566,816	$659,516

Equity earnings from investments	$22,162	$22,788	$64,975	$72,750
Interest expense	$62,675	$61,460	$187,503	$176,648
Minority interests in income of consolidated subsidiaries	$44,998	$48,281	$135,013	$184,620

Operating Results - Net margin decreased for the three months ended September 30, 2007, compared with the same period in 2006, primarily due to our Energy Services segment’s decreased transportation and storage margins, partially offset by increased financial trading margins. This decrease was also partially offset by the implementation of new rate schedules in Kansas and Texas in our Distribution segment.

Net margin increased for the nine months ended September 30, 2007, compared with the same period in 2006, primarily due to the implementation of new rate schedules in Kansas and Texas in our Distribution segment. Decreased transportation margins in our Energy Services segment partially offset this increase.

Net margin was also positively impacted for the three-month period by our ONEOK Partners segment due to ONEOK Partners’ natural gas liquids businesses, which benefited primarily from new supply connections that increased volumes gathered, transported, fractionated and sold. These increases were offset by decreased net margin in ONEOK Partners’ natural gas gathering and processing business, primarily due to lower natural gas volumes processed as a result of contract terminations in late 2006 and lower realized natural gas prices. In addition to the factors above, net margin increased for the nine-month period due to ONEOK Partners’ natural gas liquids gathering and fractionation business benefiting from higher product price spreads and higher isomerization price spreads.

Operating costs increased for the three and nine months ended September 30, 2007, primarily due to higher employee-related costs and the acquisition of the Mont Belvieu storage business in the fourth quarter of 2006 in our ONEOK Partners segment coupled with increased bad debt expense and higher property taxes in our Distribution segment. Our ONEOK Partners segment was also impacted by higher contract service costs at certain storage facilities for the three-month period.

Depreciation and amortization decreased for the nine months ended September 30, 2007, primarily due to a goodwill and asset impairment charge of $11.8 million recorded in the second quarter of 2006 related to Black Mesa Pipeline, Inc., which is included in our ONEOK Partners segment.

Gain on sale of assets decreased for the nine months ended September 30, 2007, primarily due to the $113.9 million gain on sale of a 20 percent partnership interest in Northern Border Pipeline recorded in the second quarter of 2006 in our ONEOK Partners segment.

Equity earnings from investments for the three and nine months ended September 30, 2007 and 2006, primarily include earnings from ONEOK Partners’ interest in Northern Border Pipeline. The decrease in equity earnings for the nine-month period is primarily due to the decrease in ONEOK Partners’ share of Northern Border Pipeline’s earnings from 70 percent in the first quarter of 2006 to 50 percent beginning in the second quarter of 2006. See page 29 for discussion of ONEOK Partners’ disposition of the 20 percent partnership interest in Northern Border Pipeline.

Interest expense increased for the nine-month period ended September 30, 2007, primarily due to the additional borrowings by ONEOK Partners to complete the April 2006 transactions with us. This resulted in $21.3 million in lower interest expense in the first quarter of 2006 compared with the same period in 2007. The increased interest expense was partially offset by lower short-term interest expense of $12.1 million during the nine months ended September 30, 2007, as compared with the same period in 2006, as a result of the proceeds from the sale of assets to ONEOK Partners, which reduced short-term debt.

Minority interest in income of consolidated subsidiaries for the three and nine months ended September 30, 2007 and 2006, reflects the remaining 54.3 percent of ONEOK Partners that we do not own. For the nine-month period ended September 30, 2007, minority interest was lower due to the $113.9 million gain on sale of a 20 percent partnership interest in Northern Border Pipeline recorded in the second quarter of 2006 in our ONEOK Partners segment. Additionally, minority interest in net income of consolidated subsidiaries for our ONEOK Partners’ segment for the nine months ended September 30, 2006, included the 66-2/3 percent interest in Guardian Pipeline that ONEOK Partners did not own until April 2006. ONEOK Partners owned 100 percent of Guardian Pipeline beginning in April 2006, resulting in no minority interest in income of consolidated subsidiaries related to Guardian Pipeline after March 31, 2006.

Additional information regarding our results of operations is provided in the following discussion of operating results for each of our segments.

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

The NGLs that are separated from the natural gas stream at the natural gas processing plants remain in a mixed form until they are fractionated. ONEOK Partners gathers, stores, fractionates and treats mixed NGLs, and stores NGL products produced from gas processing plants located in Oklahoma, Kansas and the Texas panhandle. ONEOK Partners’ fractionators, by applying heat and pressure, separate each NGL component into marketable NGL products that can then be stored or distributed to petrochemical, heating and motor gasoline manufacturers. ONEOK Partners’ NGL assets connect the NGL production basins in Oklahoma, Kansas and the Texas panhandle with the key NGL market centers in Conway, Kansas, and Mont Belvieu, Texas as well as the Chicago, Illinois market.

ONEOK Partners operates the following:

•	natural gas gathering and processing facilities,
•	state-regulated intrastate and FERC-regulated interstate natural gas transmission pipelines,
•	natural gas liquids fractionation facilities,
•	natural gas and natural gas liquids storage,
•	intrastate and FERC-regulated interstate natural gas liquids gathering and distribution pipelines, and
•	non-processable natural gas gathering facilities.

ONEOK Partners also provides interstate natural gas transportation service under Section 311(a) of the Natural Gas Policy Act.

Selected Financial and Operating Information - The following tables set forth certain selected financial and operating information for our ONEOK Partners segment for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Results	2007	2006	2007	2006
	(Thousands of dollars)
Revenues	$1,410,257	$1,218,541	$3,954,245	$3,562,013
Cost of sales and fuel	1,196,373	1,007,075	3,317,421	2,935,374
Net margin	213,884	211,466	636,824	626,639
Operating costs	80,079	76,312	237,383	227,146
Depreciation and amortization	28,800	27,517	84,326	94,269
Gain (loss) on sale of assets	111	36	1,935	115,402
Operating income	$105,116	$107,673	$317,050	$420,626

Equity earnings from investments	$22,162	$22,788	$64,975	$72,750
Minority interests in income of consolidated subsidiaries	$125	$134	$302	$2,272

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Information	2007	2006	2007	2006
Natural gas gathered (BBtu/d)	1,170	1,202	1,168	1,165
Natural gas processed (BBtu/d)	617	1,017	615	980
Natural gas transported (MMcf/d)	3,378	3,512	3,524	3,664
Natural gas sales (BBtu/d)	296	353	282	318
Natural gas liquids gathered (MBbl/d)	232	208	222	205
Natural gas liquids sales (MBbl/d)	223	201	221	202
Natural gas liquids fractionated (MBbl/d)	370	326	346	315
Natural gas liquids transported (MBbl/d)	225	199	219	200
Capital expenditures (Thousands of dollars)	$198,190	$61,213	$400,634	$114,788
Conway-to-Mont Belvieu OPIS average spread Ethane/Propane mixture ($/gallon)	$0.05	$0.06	$0.05	$0.04
Realized composite NGL sales prices ($/gallon) (a)	$1.09	$1.02	$0.97	$0.95
Realized condensate sales price ($/Bbl) (a)	$69.05	$51.79	$61.25	$56.75
Realized natural gas sales price ($/MMBtu) (a)	$5.41	$5.68	$6.20	$6.48
Realized gross processing spread ($/MMBtu) (a)	$5.54	$6.34	$4.56	$5.27
(a)	Statistics relate to our natural gas gathering and processing business.

Operating Results - Net margin increased for the three months ended September 30, 2007, primarily due to ONEOK Partners’ natural gas liquids businesses, which benefited primarily from new supply connections that increased volumes gathered, transported, fractionated and sold. These increases were offset by decreased net margin in ONEOK Partners’ natural gas gathering and processing business, primarily due to lower natural gas volumes processed as a result of contract terminations in late 2006 and lower realized natural gas prices. In addition to the factors above, net margin was positively impacted for the nine-month period due to ONEOK Partners’ natural gas liquids gathering and fractionation business, which benefited from higher product price spreads and higher isomerization price spreads.

Operating costs increased for the three and nine months ended September 30, 2007, primarily due to higher employee-related costs and the acquisition of the Mont Beliveu storage business in the fourth quarter of 2006. The three-month period was also impacted by higher contract service costs at certain storage facilities.

Depreciation and amortization decreased for the nine months ended September 30, 2007, primarily due to a goodwill and asset impairment charge of $11.8 million recorded in the second quarter of 2006 related to Black Mesa Pipeline, Inc.

Gain (loss) on sale of assets decreased for the nine months ended September 30, 2007, primarily due to the $113.9 million gain on the sale of a 20 percent partnership interest in Northern Border Pipeline recorded in the second quarter of 2006.

Equity earnings from investments for the three and nine months ended September 30, 2007 and 2006, primarily include earnings from ONEOK Partners’ interest in Northern Border Pipeline. The decrease in equity earnings from investments for the nine-month period is primarily due to the decrease in ONEOK Partners’ share of Northern Border Pipeline’s earnings from 70 percent in the first quarter of 2006 to 50 percent beginning in the second quarter of 2006. See page 29 for discussion of the disposition of the 20 percent partnership interest in Northern Border Pipeline.

Minority interest in income of consolidated subsidiaries decreased for the nine months ended September 30, 2007, compared with the same period in 2006, primarily due to our acquisition of the remaining interest in Guardian Pipeline. Minority interest in net income of consolidated subsidiaries for our ONEOK Partners’ segment for the nine months ended September 30, 2006, included the 66-2/3 percent interest in Guardian Pipeline that ONEOK Partners did not own until April 2006. ONEOK Partners owned 100 percent of Guardian Pipeline beginning in April 2006, resulting in no minority interest in income of consolidated subsidiaries related to Guardian Pipeline after March 31, 2006.

The increase in capital expenditures for the three- and nine-month periods ended September 30, 2007, is driven primarily by ONEOK Partners’ capital projects that are discussed beginning on page 29.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Results	2007	2006	2007	2006
	(Thousands of dollars)
Gas sales	$208,398	$226,149	$1,381,102	$1,267,471
Transportation revenues	17,747	19,275	65,454	64,462
Cost of gas	117,056	145,319	997,753	934,599
Margin	109,089	100,105	448,803	397,334
Other revenues	7,921	6,837	25,803	24,680
Net Margin	117,010	106,942	474,606	422,014
Operating costs	91,620	88,821	278,949	270,858
Depreciation and amortization	26,903	27,307	82,148	82,621
Loss on sale of assets	(56)	—	(56)	(1)
Operating income (loss)	$(1,569)	$(9,186)	$113,453	$68,534

Operating Results - Net margin increased by $10.1 million for the three months ended September 30, 2007, compared with the same period in 2006, primarily due to an increase of $8.6 million resulting from the implementation of new rate schedules, which includes $8.1 million in Kansas and $0.5 million in Texas.

Net margin increased by $52.6 million for the nine months ended September 30, 2007, compared with the same period in 2006, primarily due to:

•	an increase of $40.6 million resulting from the implementation of new rate schedules, which includes $36.7 million in Kansas and $3.9 million in Texas and
•	an increase of $10.3 million from higher customer sales volumes as a result of a return to more normal weather in our entire service territory.

Operating costs increased $2.8 million for the three months ended September 30, 2007, compared with the same period in 2006, primarily due to an increase of $1.7 million in bad debt expense in Oklahoma.

Operating costs increased $8.1 million for the nine months ended September 30, 2007, compared with the same period in 2006, primarily due to:

•	an increase of $4.9 million in bad debt expense in Oklahoma and
•	an increase of $3.0 million due to higher property taxes.

Selected Operating Data - The following tables set forth certain operating information for our Distribution segment for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Information	2007	2006	2007	2006
Average number of customers	2,022,615	2,007,720	2,049,021	2,030,005
Customers per employee	721	706	733	709
Capital expenditures (Thousands of dollars)	$39,806	$37,154	$107,858	$114,846

	Three Months Ended September 30,		Nine Months Ended September 30,
Volumes (MMcf)	2007	2006	2007	2006
Gas sales
Residential	7,900	7,953	80,903	72,882
Commercial	3,642	3,767	25,770	23,161
Industrial	226	79	1,296	1,043
Wholesale	4,810	7,394	10,494	23,901
Public Authority	264	266	1,640	1,434
Total volumes sold	16,842	19,459	120,103	122,421
Transportation	47,953	46,506	148,685	150,018
Total volumes delivered	64,795	65,965	268,788	272,439

	Three Months Ended September 30,		Nine Months Ended September 30,
Margin	2007	2006	2007	2006
Gas sales	(Thousands of dollars)
Residential	$74,578	$66,429	$314,084	$271,644
Commercial	16,146	14,174	70,879	62,140
Industrial	422	503	1,861	2,111
Wholesale	359	1,449	941	4,262
Public Authority	482	416	2,240	1,695
Margin on gas sales	91,987	82,971	390,005	341,852
Transportation	17,102	17,134	58,798	55,482
Margin	$109,089	$100,105	$448,803	$397,334

Residential and commercial volumes increased for the nine-month period primarily due to a return to more normal weather from the unseasonably warm weather in 2006.

Wholesale sales represent contracted gas volumes that exceed the needs of our residential, commercial and industrial customer base and are available for sale to other parties. Wholesale volumes decreased for the three and nine months ended September 30, 2007, compared with the same periods of 2006, due to reduced volumes available for sale.

Capital Expenditures - Our capital expenditure program includes expenditures for extending service to new areas, modifying customer service lines, increasing system capabilities, general replacements and improvements. It is our practice to maintain and periodically upgrade facilities to assure safe, reliable and efficient operations. Our capital expenditure program included $13.1 million and $13.7 million for new business development for the three months ended September 30, 2007 and 2006, respectively, and $34.5 million and $38.4 million for new business development for the nine months ended September 30, 2007 and 2006, respectively.

Regulatory Initiatives

Oklahoma - On August 17, 2007, Oklahoma Natural Gas filed an application for authorization of a capital investment recovery mechanism as a means to more timely recover and earn a rate of return on the capital investments made for maintaining and growing its distribution system. Based on the level of net plant included within the rate base from the last rate case to June 30, 2007, a recovery of $12.1 million has been requested for the first annual recovery period. It is expected that a hearing on the matter will be held during the first quarter of 2008.

In the 2005 rate filing, the parties stipulated that transmission pipeline Integrity Management Program (IMP) costs incurred in compliance with the Federal Pipeline Safety Improvement Act of 2002 should be addressed in a subsequent proceeding, and in an order issued in October of 2005, the OCC authorized Oklahoma Natural Gas to defer such costs (inclusive of operations and maintenance expense, depreciation, ad valorem taxes and a rate of return). On January 31, 2007, Oklahoma Natural Gas filed an application with the OCC seeking recovery of these costs. On August 31, 2007, the OCC issued an order approving a stipulation of the parties, which provides recovery of $7.2 million in IMP deferrals incurred as of July 31, 2007. Oklahoma Natural Gas will continue to defer IMP costs as they are incurred and will file a new application each year for recovery of any additional costs.

Kansas - In October 2006, Kansas Gas Service reached a settlement with the KCC staff and all other involved parties to increase annual revenues by approximately $52 million. The terms of the settlement were approved by the KCC in November 2006. The rate increase is effective for services rendered on or after January 1, 2007.

Texas - In August 2007, Texas Gas Service announced that it filed for a rate adjustment with the city of El Paso and the municipalities of Anthony, Clint, Horizon City, Socorro and Vinton. Texas Gas Service is requesting a total increase of $5.5 million. The deadline for the city of El Paso and the municipalities to act on the filing is mid-January 2008.

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

Energy Services

Overview - Our Energy Services segment’s primary focus is to create value for our customers by delivering physical natural gas products and risk management services through our network of contracted transportation and storage capacity and natural gas supply. These services include meeting our customers’ baseload, swing and peaking natural gas commodity requirements on a year-round basis. To provide these bundled services, we lease storage and transportation capacity. Our total storage capacity under lease is 96 Bcf, with maximum withdrawal capability of 2.4 Bcf/d and maximum injection capability of 1.6 Bcf/d. Our current transportation capacity is 1.7 Bcf/d. Our contracted storage and transportation capacity connects the major supply and demand centers throughout the United States and into Canada. With these contracted assets, our business strategies include identifying, developing and delivering specialized services and products valued by our customers, which are primarily LDCs, electric utilities, and commercial and industrial end users. Also, our storage and transportation capacity allows us opportunities to optimize these positions through our application of market knowledge and risk management skills.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Results	2007	2006	2007	2006
	(Thousands of dollars)
Energy and power revenues	$1,395,986	$1,402,693	$4,925,446	$4,809,026
Energy trading revenues, net	3,168	(8,435)	2,752	3,047
Other revenues	—	1	132	117
Cost of sales and fuel	1,390,699	1,363,534	4,769,413	4,613,984
Net margin	8,455	30,725	158,917	198,206
Operating costs	8,599	8,671	27,683	28,299
Depreciation and amortization	537	524	1,612	1,628
Operating income (loss)	$(681)	$21,530	$129,622	$168,279

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Information	2007	2006	2007	2006
Natural gas marketed (Bcf)	291	275	886	839
Natural gas gross margin ($/Mcf)	$0.03	$0.11	$0.16	$0.21
Physically settled volumes (Bcf)	605	564	1,794	1,702

Operating Results - In the third quarter of 2007, we experienced cooler weather, which resulted in lower natural gas power-generation demand and lower volatility in the natural gas markets. As a result, net margin decreased by $22.3 million for the three months ended September 30, 2007, compared with the same period in 2006. This decrease was comprised of:

•

a decrease of $16.7 million in transportation margins, net of hedging activities, associated with changes in the unrealized fair value of derivative instruments and the impact of an alleged force majeure event on Cheyenne Plains Gas Pipeline, as more fully described below,

•	a decrease of $15.7 million in storage margins, net of hedging activities, due to:
o	a benefit from prior period weather-related events, which allowed us to lock in favorable margins in the third quarter of 2006, and
o	an increase in storage fees on renewals and new storage capacity contracts, partially offset by higher demand fees collected, and

•	a decrease of $1.9 million from marketing, primarily due to a decrease in natural gas price volatility having an unfavorable impact on marketing opportunities, partially offset by
•	an increase of $12.2 million in our financial trading margins.

Net margin decreased by $39.3 million for the nine months ended September 30, 2007, compared with the same period in 2006, primarily due to:

•

a decrease of $32.3 million in transportation margins, net of hedging activities, associated with changes in the unrealized fair value of derivative instruments and the impact of an alleged force majeure event on the Cheyenne Plains Gas Pipeline, as more fully described below, and a decrease in realized margins in the Mid-Continent region primarily in the first quarter of 2007,

•	a decrease of $3.8 million in retail activities from lower physical margins due to market conditions,
•	a decrease of $3.5 million in storage margins, net of hedging activities, related to:
o	an increase in storage fees on renewals and new storage capacity contracts, partially offset by higher demand fees collected and
o	a net increase in the cost associated with managing our peaking and load following services, slightly offset by higher realized seasonal storage spreads in the first quarter of 2007.

In September 2007, we were notified that a portion of the volume contracted under our firm transportation agreement with Cheyenne Plains Gas Pipeline Company would be curtailed due to a fire at a Cheyenne Plains pipeline compressor station. The fire damaged a significant amount of instrumentation and electrical wiring, causing Cheyenne Plains Gas Pipeline Company to declare an alleged force majeure event on the pipeline. This firm commitment was hedged in accordance with Statement 133. Therefore, we dedesignated the hedging relationship for the portion of the firm commitment that is expected to be impacted by the alleged force majeure event, resulting in a loss of approximately $5.5 million. In addition, we had a loss of approximately $1.9 million on our physical cash month transportation margins. These losses are reflected in our transportation margins for the three and nine months ended September 30, 2007. Cheyenne Plains Gas Pipeline Company expects the pipeline to resume full operations in November 2007. Based on current market conditions and the volume of gas that is expected to be curtailed, we anticipate that our fourth quarter 2007 results, net of anticipated insurance recoveries, will not be materially affected by the alleged force majeure event.

Natural gas volumes marketed increased for the three and nine months ended September 30, 2007, compared with the same periods in 2006, due to an increase in sales activity in the southeastern United States in the third quarter of 2007. The nine month period was also impacted by a 22 percent increase in heating degree days in our service territory in the first and second quarters of 2007, compared with the same period in 2006.

Our natural gas in storage at September 30, 2007, was 80.1 Bcf compared with 80.2 Bcf at September 30, 2006. At September 30, 2007 and 2006, our total natural gas storage capacity under lease was 96 Bcf and 86 Bcf, respectively. Storage demand fees on cyclable storage are expensed in the month incurred and noncyclable storage demand fees are deferred until the natural gas is withdrawn for storage.

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

The presentation of settled derivative instruments on either a gross or net basis in our Consolidated Statements of Income is dependent on a number of factors, including whether the derivative instrument is (1) held for trading purposes, (2) financially settled, (3) results in physical delivery or services rendered, and (4) qualifies for the normal purchase or sale exception as defined in Statement 133. In accordance with EITF 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and not ‘Held for Trading’ as Defined in EITF Issue No. 02-3,” EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and Statement 133, we report settled derivative instruments as follows:

•	all financially settled derivative contracts are reported on a net basis,
•	derivative instruments considered held for trading purposes that result in physical delivery are reported on a net basis,
•	derivative instruments not considered held for trading purposes that result in physical delivery or services rendered are reported on a gross basis, and

•	derivatives that qualify for the normal purchase or sale exception as defined in Statement 133 are reported on a gross basis.

We apply the indicators in EITF 99-19 to determine the appropriate accounting treatment for non-derivative contracts that result in physical delivery.

The following table shows our margins by activity for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Thousands of dollars)
Marketing and storage, gross	$38,328	$72,303	$274,607	$303,008
Less: Storage and transportation costs	(43,390)	(43,088)	(141,409)	(136,629)
Marketing and storage, net	(5,062)	29,215	133,198	166,379
Retail marketing	3,204	3,442	9,377	13,201
Financial trading	10,313	(1,932)	16,342	18,626
Net margin	$8,455	$30,725	$158,917	$198,206

Marketing and storage activities, net, primarily include physical marketing, purchases and sales, firm storage and transportation capacity expense, including the impact of cash flow and fair value hedges and other derivative instruments used to manage our risk associated with these activities. The combination of owning supply, controlling strategic assets and risk management expertise allows us to provide commodity-diverse products and services to our customers such as peaking and load-following services.

Retail marketing includes revenues from providing physical marketing and supply services, coupled with risk management services, to residential and small commercial and industrial customers.

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

LIQUIDITY AND CAPITAL RESOURCES

General - Part of our strategy is to grow through acquisitions and internally generated growth projects that strengthen and complement our existing assets. We have relied primarily on operating cash flow, borrowings from commercial paper and credit agreements, and issuance of debt and equity in the capital markets for our liquidity and capital resource requirements. We expect to continue to use these sources for liquidity and capital resource needs on both a short- and long-term basis. We have no material guarantees of debt or other similar commitments to unaffiliated parties. During the three and nine months ended September 30, 2007 and 2006, our capital expenditures were financed through operating cash flows and short- and long-term debt. Total capital expenditures for the first nine months of 2007 were $518.9 million, compared with $244.0 million for the same period in 2006, exclusive of acquisitions. Of these amounts, ONEOK Partners’ capital expenditures for the first nine months of 2007 were $400.6 million, compared with $114.8 million for the same period in 2006, exclusive of acquisitions. The increase in capital expenditures for 2007 compared with 2006 is driven primarily by ONEOK Partners’ capital projects, which are discussed beginning on page 29.

Financing - For ONEOK, financing is provided through available cash, commercial paper and long-term debt. ONEOK also has a credit agreement, as discussed below, which is used as a back-up for its commercial paper program and short-term liquidity needs. Other options to obtain financing include, but are not limited to, issuance of equity, issuance of mandatory convertible debt securities, issuance of trust preferred securities, asset securitization and sale/leaseback of facilities. ONEOK Partners’ operations are financed through available cash or the issuance of debt or limited partner units.

The total amount of short-term borrowings authorized by ONEOK’s Board of Directors is $2.5 billion. The total amount of short-term borrowings authorized by the Board of Directors of ONEOK Partners GP, the general partner of ONEOK Partners, is $1.5 billion. At September 30, 2007, ONEOK had no commercial paper outstanding, $78.7 million in letters of credit issued and available cash and cash equivalents of approximately $39.3 million. At September 30, 2007, ONEOK Partners had no letters of credit issued, $365 million in borrowings outstanding under its 2007 Partnership Credit Agreement, as described in Note H of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and available cash and cash equivalents of approximately $794.4 million. ONEOK Partners’ $365 million in borrowings was repaid in October 2007. As of September 30, 2007, ONEOK could have issued $1.9 billion of additional debt under the most restrictive provisions contained in its various borrowing agreements. Subsequent to repaying the $365 million in borrowings and closing the Kinder Morgan acquisition, ONEOK Partners has approximately $1.0 billion available under its 2007 Partnership Credit Agreement.

In July 2007, ONEOK Partners exercised the accordion feature in its 2007 Partnership Credit Agreement to increase the commitment amounts by $250 million to a total of $1.0 billion.

ONEOK’s $1.2 billion five-year credit agreement, as amended and restated in 2006, and ONEOK Partner’s 2007 Partnership Credit Agreement contain typical covenants as discussed in Note H of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and Note H of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K, for the year ended December 31, 2006. At September 30, 2007, ONEOK and ONEOK Partners were in compliance with all covenants.

Debt Issuance - In September 2007, ONEOK Partners completed an underwritten public offering of $600 million aggregate principal amount of 6.85 percent Senior Notes due 2037 (2037 Notes). The 2037 Notes were issued under ONEOK Partners’ existing shelf registration statement filed with the SEC. The 2037 Notes are non-recourse to ONEOK. For more information regarding the 2037 Notes, refer to discussion in Note I of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Capitalization Structure - The following table sets forth our capitalization structure for the periods indicated.

	September 30, 2007	December 31, 2006
Long-term debt	71%	65%
Equity	29%	35%
Debt (including Notes payable)	73%	65%
Equity	27%	35%

ONEOK does not guarantee the debt of ONEOK Partners. For purposes of determining compliance with financial covenants in ONEOK’s five-year credit agreement, the debt of ONEOK Partners is excluded. At September 30, 2007, ONEOK’s capitalization structure, excluding the debt of ONEOK Partners, was 52 percent debt and 48 percent equity, and at December 31, 2006, ONEOK’s capitalization structure, excluding the debt of ONEOK Partners, was 48 percent debt and 52 percent equity. See Note G of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for discussion of the June 2007 repurchase of 7.5 million shares of ONEOK’s common stock, which reduced ONEOK’s equity.

Credit Rating - Our credit ratings as of September 30, 2007, are shown in the table below.

	ONEOK		ONEOK Partners
Rating Agency	Rating	Outlook	Rating	Outlook
Moody’s	Baa2	Stable	Baa2	Stable
S&P	BBB	Stable	BBB	Stable

Credit ratings may be affected by a material change in financial ratios or a material event affecting the business. The most common criteria for assessment of credit ratings are the debt-to-capital ratio, business risk profile, pretax and after-tax interest coverage and liquidity. If our credit ratings were downgraded, the interest rates on our commercial paper borrowings would increase, resulting in an increase in our cost to borrow funds, and we could potentially lose access to the commercial paper market. In the event that we are unable to borrow funds under our commercial paper program and there has not been a material adverse change in our business, we have access to a $1.2 billion five-year credit agreement, which expires July 2011, and ONEOK Partners has access to a $1.0 billion revolving credit agreement that expires March 2012.

ONEOK Partners’ $250 million and $225 million long-term notes payable, due 2010 and 2011, respectively, contain provisions that require ONEOK Partners to offer to repurchase the senior notes at par value if its Moody’s or S&P credit rating falls below investment grade (Baa3 for Moody’s and BBB- for S&P) and the investment grade ratings are not reinstated within a period of 40 days. Further, the indentures governing ONEOK Partners’ senior notes due 2010 and 2011 include an event of default upon acceleration of other indebtedness of $25 million or more and the indentures governing the senior notes due 2012, 2016, 2036 and 2037 include an event of default upon the acceleration of other indebtedness of $100 million or more that would be triggered by such an offer to repurchase. Such an event of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding senior notes due 2010, 2011, 2012, 2016, 2036 and 2037 to declare those notes immediately due and payable in full. ONEOK Partners may not have sufficient cash on hand to repurchase and repay any accelerated senior notes, which may cause it to borrow money under its credit facilities or seek alternative financing sources to finance the repurchases and repayment. ONEOK Partners could also face difficulties accessing capital or its borrowing costs could increase, impacting its ability to obtain financing for acquisitions or capital expenditures, to refinance indebtedness and to fulfill its debt obligations.

Our Energy Services segment relies upon the investment grade rating of ONEOK’s senior unsecured long-term debt to satisfy credit requirements with most of our counterparties. If ONEOK’s credit ratings were to decline below investment grade, our ability to participate in energy marketing and trading activities could be significantly limited. Without an investment grade rating, we may be required to fund margin requirements with our counterparties with cash, letters of credit or other negotiable instruments. At September 30, 2007, we could have been required to fund approximately $66 million in margin requirements upon such a downgrade. A decline in ONEOK’s credit rating below investment grade may also significantly impact other business segments.

Other than ONEOK Partners’ note repurchase obligations and the margin requirements for our Energy Services segment described above, we have determined that we do not have significant exposure to rating triggers under ONEOK’s commercial paper agreement, trust indentures, building leases, equipment leases, and other various contracts. Rating triggers are defined as provisions that would create an automatic default or acceleration of indebtedness based on a change in our credit rating. ONEOK’s and ONEOK Partners’ credit agreements contain provisions that would cause the cost to borrow funds to increase if their respective credit ratings are negatively adjusted. An adverse rating change is not defined as a default of ONEOK’s or ONEOK Partners’ credit agreements.

Capital Projects - See the “Capital Projects” section beginning on page 29 for discussion of capital projects.

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

At a special meeting of the ONEOK Partners common unitholders held March 29, 2007, the unitholders approved a proposal to permit the conversion of all or a portion of the Class B limited partner units issued in the acquisition and consolidation of certain companies comprising our former gathering and processing, natural gas liquids, and pipelines and storage segments in a series of transactions (collectively the ONEOK Transactions) into common units at the option of the Class B unitholder. The March 29, 2007, special meeting was adjourned to May 10, 2007, to allow unitholders additional time to vote on a proposal to approve amendments to the ONEOK Partners’ Partnership Agreement which, had the amendments been approved, would have granted voting rights for units held by us and our affiliates if a vote is held to remove us as the general partner and would have required fair market value compensation for our general partner interest if we are removed as general partner. While a majority of ONEOK Partners common unitholders voted in favor of the proposed amendments to the ONEOK Partners Partnership Agreement at the reconvened meeting of the common unitholders held May 10, 2007, the proposed amendments were not approved by the required two-thirds affirmative vote of the outstanding units, excluding the common units and Class B units held by us and our affiliates. As a result, effective April 7, 2007, the Class B limited partner units are entitled to receive increased quarterly distributions equal to 110 percent of the distributions paid with respect to the common units.

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

ENVIRONMENTAL LIABILITIES

For more information regarding our environmental liabilities, refer to discussion in Note K of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

CASH FLOW ANALYSIS

Operating Cash Flows - Operating cash flows increased by $100.9 million for the nine months ended September 30, 2007, compared with the same period in 2006. Working capital also increased operating cash flows by $346.0 million, compared with an increase of $302.0 million for the same period last year. Additionally, cash paid for income taxes decreased in 2007 when compared with the same period in 2006.

Investing Cash Flows - Cash used in investing activities was $489.3 million for the nine months ended September 30, 2007, compared with $266.8 million for the same period in 2006.

The increased use of cash during 2007 was primarily related to an increase in capital expenditures of $274.9 million when compared with the same period in 2006. For further discussion of our capital projects, see page 29. This increase was partially offset by our ONEOK Partners segment’s acquisition of the remaining 66-2/3 percent interest in Guardian Pipeline for approximately $77 million during 2006. We also purchased from TransCanada its 17.5 percent general partner interest in ONEOK Partners for $40 million during 2006. These acquisitions were offset by our ONEOK Partners segment’s receipt of $297.0 million from the sale of its 20 percent partnership interest in Northern Border Pipeline in April 2006.

We had a decrease in short-term investments of $31.1 million between December 31, 2006 and September 30, 2007, compared with a total investment of $162.3 million in the first nine months of 2006. During 2007, we had less cash to invest following our repurchase of 7.5 million shares of our outstanding common stock in June.

Investing cash flows for 2006 also include the impact of the deconsolidation of Northern Border Pipeline and consolidation of Guardian Pipeline.

Financing Cash Flows - Cash provided by financing activities was $313.3 million for the nine months ended September 30, 2007, compared with cash used in financing activities of $539.6 million for the same period in 2006.

During 2007, we paid $20.1 million for the settlement of the forward purchase contract related to our stock repurchase in February and approximately $370 million for our stock repurchase in June. In August of 2006, we paid $281.4 million to repurchase shares of our outstanding common stock.

During the third quarter of 2007, ONEOK Partners completed an underwritten public offering of senior notes totaling $598 million in net proceeds before offering expenses, which were partially used to finance the acquisition of an interstate natural gas liquids and refined petroleum products pipeline system and related assets from a subsidiary of Kinder Morgan in October 2007.

During the third quarter of 2006, ONEOK Partners completed the underwritten public offering of senior notes totaling $1.4 billion in net proceeds, before offering expenses. The use of these proceeds is discussed below.

We had net borrowings of $359.0 million during the nine months ended September 30, 2007, compared with net payments of $1.1 billion during the same period in 2006.

•

During 2007, the borrowings and payments reflect borrowings to fund ONEOK Partners’ capital program. In October 2007, ONEOK Partners repaid its short-term borrowings using a portion of the proceeds from the senior notes issued in 2007.

•

In 2006 we repaid the remaining $900 million outstanding on our $1.0 billion short-term bridge financing agreement, which was used initially to finance our acquisition of assets from Koch Industries, Inc.

•

During the second quarter of 2006, ONEOK Partners borrowed $1.05 billion under its Bridge Facility to finance a portion of the acquisition of the ONEOK Energy Assets and $77 million under its revolving credit agreement to acquire the 66-2/3 percent interest in Guardian Pipeline. In the third quarter of 2006, the net proceeds from the senior notes issued in 2006 discussed above were used to repay all of the amounts outstanding under ONEOK Partners’ Bridge Facility and to repay $335 million of short-term debt.

On February 16, 2006, we successfully settled our 16.1 million equity units with 19.5 million shares of our common stock. With the settlement of the equity units, we received $402.4 million in cash, which we used to repay a portion of our commercial paper. We paid down a total of $641.5 million of our commercial paper during the nine months ended September 30, 2006.

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

•	changes in demand for the use of natural gas because of market conditions caused by concerns about global warming or changes in governmental policies and regulations due to climate change initiatives;
•	the impact of recently issued and future accounting pronouncements and other changes in accounting policies;
•	the possibility of future terrorist attacks or the possibility or occurrence of an outbreak of, or changes in, hostilities or changes in the political conditions in the Middle East and elsewhere;
•	the risk of increased costs for insurance premiums, security or other items as a consequence of terrorist attacks;
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

•	our ability to access capital at competitive rates or on terms acceptable to us;
•	risks associated with adequate supply to our gas gathering and processing, fractionation and pipeline facilities, including production declines which outpace new drilling;
•	the risk that material weaknesses or significant deficiencies in our internal controls over financial reporting could emerge or that minor problems could become significant;
•	the impact of the outcome of pending and future litigation;
•	the possible loss of gas distribution franchises or other adverse effects caused by the actions of municipalities;
•	the impact of unsold pipeline capacity being greater or less than expected;
•	the ability to market pipeline capacity on favorable terms, including the effects of:
-	future demand for and prices of natural gas;
-	competitive conditions in the overall natural gas and electricity markets;
-	availability of supplies of Canadian and U.S. natural gas;
-	availability of additional storage capacity;
-	weather conditions; and
-	competitive developments by Canadian and U.S. natural gas transmission peers;
•	performance of contractual obligations by our customers and shippers;
•	the ability to recover operating costs and amounts equivalent to income taxes, costs of property, plant and equipment and regulatory assets in our state and FERC-regulated rates;
•	timely receipt of approval by applicable governmental entities for construction and operation of our pipeline projects and required regulatory clearances;
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

COMMODITY PRICE RISK

ONEOK Partners

ONEOK Partners is exposed to commodity price risk as its natural gas interstate and intrastate pipelines collect natural gas from its customers for operations or as part of its fee for services provided. When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by its customers, the pipelines must buy or sell natural gas, store or use natural gas from inventory, and are exposed to commodity price risk. At September 30, 2007, there were no hedges in place with respect to natural gas price risk from ONEOK Partners’ natural gas interstate and intrastate pipeline operations.

In addition, ONEOK Partners is exposed to commodity price risk primarily as a result of NGLs in storage, spread risk associated with the relative values of the various components of the NGL stream and the relative value of NGL purchases at one location and sales at another location, known as basis risk. ONEOK Partners has not entered into any hedges with respect to its NGL marketing activities.

ONEOK Partners is also exposed to commodity price risk, primarily NGLs, as a result of receiving commodities in exchange for its gathering and processing services. To a lesser extent, ONEOK Partners is exposed to the relative price differential between natural gas and NGLs, or the gross processing spread, with respect to its keep-whole processing contracts and the risk of price fluctuations and the cost of intervening transportation at various market locations. ONEOK Partners uses commodity fixed-price physical forwards and derivative contracts, including NYMEX-based futures and over-the-counter swaps, to minimize earnings volatility related to natural gas, NGL and condensate price fluctuations.

ONEOK Partners reduces its gross processing spread exposure through a combination of physical and financial hedges. ONEOK Partners utilizes a portion of its percent of proceeds equity natural gas as an offset, or natural hedge, to an equivalent portion of its keep-whole shrink requirements. This has the effect of converting ONEOK Partners’ gross processing spread risk to NGL commodity price risk and ONEOK Partners then uses financial instruments to hedge the sale of NGLs. Through this combination of physical and financial hedges, ONEOK Partners has reduced its gross processing spread exposure by an additional 4,439 MMBtu/d for the remainder of 2007. ONEOK Partners has 1,354 Bbl/d of NGLs hedged at an average price of $0.80 per gallon in 2007.

The following tables set forth ONEOK Partners’ hedging information for the remainder of 2007 and for the year ending December 31, 2008.

	Three Months Ending December 31, 2007
Nature of Exposure	Volumes Hedged		Average Price Per Unit		Volumes Hedged
Commodity Risk
Natural gas liquids (Bbl/d) (a)	2,664		$ 0.85	($/gallon)	40%
Spread Risk
Gross processing spread (MMBtu/d) (a)	6,386		$ 3.18	($/MMBtu)	28%
Natural gas liquids (Bbl/d) (a)	1,354	(b)	$ 0.80	($/gallon)	20%
(a) Hedged with fixed-priced swaps
(b) 4,439 MMBtu/d equivalent

	Year Ending December 31, 2008
	Volumes Hedged		Average Price Per Unit		Volumes Hedged
Natural gas liquids (Bbl/d) (a)	1,062		$ 0.85	($/gallon)	9%
(a) Hedged with fixed-price swaps

ONEOK Partners’ commodity price risk is estimated as a hypothetical change in the price of natural gas, NGLs and crude oil at September 30, 2007, excluding the effects of hedging and assuming normal operating conditions. ONEOK Partners’ condensate sales are based on the price of crude oil. ONEOK Partners estimates the following:

•	a $0.01 per gallon increase in the composite price of NGLs would increase annual net margin by approximately $1.7 million,
•	a $1.00 per barrel increase in the price of crude oil would increase annual net margin by approximately $0.5 million, and
•	a $0.10 per MMBtu increase in the price of natural gas would increase annual net margin by approximately $0.4 million.

The above estimates of commodity price risk do not include any effects on demand for its services that might be caused by, or arise in conjunction with, price changes. For example, a change in the gross processing spread may cause ethane to be sold in the natural gas stream, impacting gathering and processing margins, NGL exchange margins, natural gas deliveries and NGL volumes shipped.

Distribution

Our Distribution segment uses derivative instruments to hedge the cost of anticipated natural gas purchases during the winter heating months to protect their customers from upward volatility in the market price of natural gas. Gains or losses associated with these derivative instruments are included in, and recoverable through, the monthly purchased gas cost mechanism.

Energy Services

Fair Value Component of the Energy Marketing and Risk Management Assets and Liabilities–The following table sets forth the fair value component of the energy marketing and risk management assets and liabilities, excluding derivative instruments that have been declared as either fair value or cash flow hedges.

Fair Value Component of Energy Marketing and Risk Management Assets and Liabilities
(Thousands of dollars)
Net fair value of derivatives outstanding at December 31, 2006	$(13,133)
Derivatives realized or otherwise settled during the period	22,942
Fair value of new derivatives when entered into during the period	23,949
Other changes in fair value	(10,649)
Net fair value of derivatives outstanding at September 30, 2007	$23,109

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

	Fair Value of Derivatives at September 30, 2007
Source of Fair Value (a)	Matures through March 2008	Matures through March 2011	Matures through March 2013	Total Fair Value
	(Thousands of dollars)
Prices actively quoted (b)	$675	$(1,174)	—	$(499)
Prices provided by other external sources (c)	8,430	(13,563)	(110)	(5,243)
Prices derived from quotes, other external sources and other assumptions (d)	4,787	24,075	(11)	28,851
Total	$13,892	$9,338	$(121)	$23,109

(a)	Fair value is the marked-to-market component of forwards, futures, swaps, and options, net of applicable reserves. These fair values are reflected as a component of assets and liabilities from energy marketing and risk management activities in our Consolidated Balance Sheets.
(b)	Values are derived from energy market price quotes from national commodity trading exchanges that primarily trade futures and option commodity contracts.
(c)	Values are obtained through energy commodity brokers or electronic trading platforms, whose primary service is to match willing buyers and sellers of energy commodities. Energy price information by location is readily available because of the large energy broker network.
(d)	Values derived in this category utilize market price information from the other two categories, as well as other assumptions for liquidity and credit.

For further discussion of trading activities and assumptions used in our trading activities, see “Accounting Treatment” in Note D of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Value-at-Risk (VAR) Disclosure of Market Risk - The potential impact on our future earnings, as measured by VAR, was $8.2 million and $22.4 million at September 30, 2007 and 2006, respectively. The following table details the average, high and low daily VAR calculations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
Value-at-Risk	2007	2006	2007	2006
	(Millions of dollars)
Average	$8.6	$11.1	$9.3	$21.7
High	$17.7	$37.5	$23.0	$65.0
Low	$3.4	$4.8	$3.4	$4.8

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

INTEREST RATE RISK

General - We are subject to the risk of interest rate fluctuation in the normal course of business. We manage interest rate risk through the use of fixed-rate debt, floating-rate debt and, at times, interest-rate swaps. Fixed-rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. Floating-rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates. At September 30, 2007, the interest rate on 82.9 percent of our long-term debt, exclusive of the debt of our ONEOK Partners segment, was fixed after considering the impact of interest-rate swaps, while the interest rate on 94.3 percent of ONEOK Partners’ long-term debt was fixed after considering the impact of interest-rate swaps.

At September 30, 2007, a 100 basis point move in the annual interest rate on our variable-rate long-term debt would have changed our annual interest expense by $4.9 million before taxes. This 100 basis point change assumes a parallel shift in the yield curve. If interest rates changed significantly, we would take actions to manage our exposure to the change. Since a specific action and the possible effects are uncertain, no change has been assumed.

Fair Value Hedges - See Note D of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for discussion of the impact of interest-rate swaps and net interest expense savings from terminated swaps.

Total savings from the interest-rate swaps and amortization of terminated swaps was $5.6 million for the nine months ended September 30, 2007. The swaps are expected to net the following savings for the remainder of the year:

•	interest expense savings of $2.6 million related to the amortization of the swap value at termination, less
•	approximately $0.3 million in interest expense from the existing $490 million of swapped debt, based on LIBOR rates at September 30, 2007.

Total net swap savings for 2007 are expected to be $7.9 million, compared with $7.6 million for 2006.

CURRENCY RATE RISK

As a result of our Energy Services segment’s operations in Canada, we are subject to currency exposure related to our firm transportation and storage contracts. Our objective with respect to currency risk is to reduce the exposure due to exchange-rate fluctuations. We use physical forward transactions, which result in an actual two-way flow of currency on the settlement date since we exchange U.S. dollars for Canadian dollars with another party. We have not designated these transactions for hedge accounting treatment; therefore, the gains and losses associated with the change in fair value are recorded in net margin. At September 30, 2007, our exposure to risk from currency translation was not material. We recognized currency translation gains of $3.8 million and $2.8 million during the nine months ended September 30, 2007 and 2006, respectively. There were no material currency translation gains or losses recorded during the three months ended September 30, 2007 and 2006.

ITEM 4.	CONTROLS AND PROCEDURES

Quarterly Evaluation of Disclosure Controls and Procedures–As of the end of the period covered by this report, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, they concluded that as of September 30, 2007, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting - We have made changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as described below.

In September 2007, we implemented a new software system to support our accounting for hedging instruments. This system replaced a manually intensive process for reviewing and calculating hedge ineffectiveness.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Additional information about our legal proceedings is included under Part I, Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2006 and under Part II, Item I, “Legal Proceedings,” in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2007, and the three months ended June 30, 2007.

United States ex rel. Jack J. Grynberg v. ONEOK, Inc., et al., No. CIV-97-1006-R, United States District Court for the Western District of Oklahoma, transferred, In re Natural Gas Royalties Qui Tam Litigation, MDL Docket No. 1293, United States District Court for the District of Wyoming. We have settled this case with plaintiff Grynberg, and an Order dismissing plaintiff Grynberg’s appeal was entered on October 4, 2007. With the settlement and dismissal, the claims against us have been formally concluded with no material impact to us.

Loyd Smith, et al v. Kansas Gas Service Company, Inc., ONEOK, Inc., Western Resources, Inc., Mid Continent Market Center, Inc., ONEOK Gas Storage, L.L.C., ONEOK Gas Storage Holdings, Inc., and ONEOK Gas Transportation, L.L.C., Case No. 01-C-0029, in the District Court of Reno County, Kansas, and John Gilley et al. v. Kansas Gas Service Company, Western Resources, Inc., ONEOK, Inc., ONEOK Gas Storage, L.L.C., ONEOK Gas Storage Holdings, Inc., ONEOK Gas Transportation L.L.C. and Mid Continent Market Center, Inc., Case No. 01-C-0057, in the District Court of Reno County, Kansas. On October 26, 2007, the Kansas Supreme Court issued unanimous opinions on the appeals of the class action verdicts. The Court (i) affirmed the no damage verdict in favor of defendants in the Gilley business-class, and (ii) reversed the $5 million actual damage verdict and $2.6 million attorneys’ fees and costs awarded to the Smith residential-class, with instructions to enter judgment in favor of defendants. Absent the plaintiffs filing of a motion for a re-hearing on or before November 15, 2007, the Court’s judgment will be entered as directed.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information relating to our purchases of our common stock for the periods shown.

Period	Total Number of Shares Purchased			Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2007	150,383	(1	) (2)	$50.17	—	—
August 1-31, 2007	130	(1)		$46.92	—	—
September 1-30, 2007	16,465	(1	) (2)	$46.46	—	—

Total	166,978			$49.80	—

(1)	Includes shares repurchased directly from employees, pursuant to our Employee Stock Award Program, as follows:

607 shares for the period July 1-31, 2007

130 shares for the period August 1-31, 2007

83 shares for the period September 1-30, 2007

(2)	Includes shares withheld pursuant to attestation of ownership and deemed tendered to us in connection with the exercise of stock options under the ONEOK, Inc. Long-Term Incentive Plan, as follows:

149,776 shares for the period July 1-31, 2007

16,382 shares for the period September 1-30, 2007

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

Through September 30, 2007, a total of 130,219 shares had been issued to employees under this program. The shares issued under this program have not been registered under the Securities Act of 1933, as amended (1933 Act), in reliance upon the position taken by the SEC (see Release No. 6188, dated February 1, 1980) that the issuance of shares to employees pursuant to a program of this kind does not involve a sale of shares in the 1933 Act sense.

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

ONEOK, Inc. Registrant

Date: November 2, 2007	By:	/s/ Curtis L. Dinan
Curtis L. Dinan
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)