Form 10-Q
period 2008-03-31
ONEOK INC /NEW/
filed 2008-05-02
CIK 1039684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No X

On April 30, 2008, the Company had 104,275,088 shares of common stock outstanding.

ONEOK, Inc.

QUARTERLY REPORT ON FORM 10-Q

As used in this Quarterly Report on Form 10-Q, references to “we,” “our” or “us” refers to ONEOK, Inc., an Oklahoma corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

The statements in this Quarterly Report on Form 10-Q that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements. Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “goal,” “forecast,” “could,” “may,” “continue,” “might,” “potential,” “scheduled” and other words and terms of similar meaning. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Forward-Looking Statements” in this Quarterly Report on Form 10-Q and under Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2007.

Glossary

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AFUDC	Allowance for funds used during construction
ARB	Accounting Research Bulletin
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
Btu	British thermal units, a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit
Bushton Plant	Bushton Gas Processing Plant
EITF	Emerging Issues Task Force
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation
Fort Union Gas Gathering	Fort Union Gas Gathering, L.L.C.
GAAP	Generally Accepted Accounting Principles in the United States
Guardian Pipeline	Guardian Pipeline, L.L.C.
Heartland	Heartland Pipeline Company
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
LDC	Local Distribution Company
LIBOR	London Interbank Offered Rate
MBbl	Thousand barrels
MBbl/d	Thousand barrels per day
Mcf	Thousand cubic feet
Midwestern Gas Transmission	Midwestern Gas Transmission Company
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf	Million cubic feet
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
NGL(s)	Natural gas liquid(s)
Northern Border Pipeline	Northern Border Pipeline Company
NYMEX	New York Mercantile Exchange
OBPI	ONEOK Bushton Processing Inc.
OCC	Oklahoma Corporation Commission
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P.
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK, Inc. and the sole general partner of ONEOK Partners, L.P.
Overland Pass Pipeline Company	Overland Pass Pipeline Company LLC
S&P	Standard & Poor’s Rating Group
SEC	Securities and Exchange Commission
Statement	Statement of Financial Accounting Standards

This page intentionally left blank.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(Unaudited)	2008	2007
Revenues	(Thousands of dollars, except per share amounts)

Operating revenues, excluding energy trading revenues	$4,918,031	$3,804,860
Energy trading revenues, net	(15,955)	1,348
Total Revenues	4,902,076	3,806,208
Cost of sales and fuel	4,316,164	3,241,358
Net Margin	585,912	564,850
Operating Expenses
Operations and maintenance	167,992	158,643
Depreciation and amortization	59,479	56,450
General taxes	25,331	23,659
Total Operating Expenses	252,802	238,752
Gain on sale of assets	13	2,203
Operating Income	333,123	328,301
Equity earnings from investments (Note K)	27,783	24,055
Allowance for equity funds used during construction	8,496	1,337
Other income	3,232	5,004
Other expense	(4,608)	(645)
Interest expense	(62,861)	(62,012)
Income before Minority Interests and Income Taxes	305,165	296,040
Minority interests in income of consolidated subsidiaries	(68,960)	(45,313)
Income taxes	(92,368)	(97,847)
Net Income	$143,837	$152,880

Earnings Per Share of Common Stock (Note L)
Net Earnings Per Share, Basic	$1.38	$1.38
Net Earnings Per Share, Diluted	$1.36	$1.36

Average Shares of Common Stock (Thousands)
Basic	104,170	110,868
Diluted	105,821	112,724

Dividends Declared Per Share of Common Stock	$0.38	$0.34

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)	March 31, 2008	December 31, 2007
Assets	(Thousands of dollars)

Current Assets
Cash and cash equivalents	$268,740	$19,105
Trade accounts and notes receivable, net	1,723,572	1,723,212
Gas and natural gas liquids in storage	329,307	841,362
Commodity exchanges and imbalances	75,302	82,938
Energy marketing and risk management assets (Note D)	129,049	168,609
Other current assets	216,694	116,249
Total Current Assets	2,742,664	2,951,475

Property, Plant and Equipment
Property, plant and equipment	8,297,604	7,893,492
Accumulated depreciation and amortization	2,091,337	2,048,311
Net Property, Plant and Equipment (Note A)	6,206,267	5,845,181

Investments and Other Assets
Goodwill and intangible assets	1,041,857	1,043,773
Energy marketing and risk management assets (Note D)	7,180	3,978
Investments in unconsolidated affiliates (Note K)	754,304	756,260
Other assets	487,562	461,367
Total Investments and Other Assets	2,290,903	2,265,378
Total Assets	$11,239,834	$11,062,034

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)	March 31, 2008	December 31, 2007
Liabilities and Shareholders’ Equity	(Thousands of dollars)

Current Liabilities
Current maturities of long-term debt	$118,181	$420,479
Notes payable	265,600	202,600
Accounts payable	1,585,757	1,436,005
Commodity exchanges and imbalances	219,773	252,095
Energy marketing and risk management liabilities (Note D)	244,632	133,903
Other current liabilities	445,064	436,585
Total Current Liabilities	2,879,007	2,881,667

Long-term Debt, excluding current maturities	4,118,394	4,215,046

Deferred Credits and Other Liabilities
Deferred income taxes	720,733	680,543
Energy marketing and risk management liabilities (Note D)	64,256	26,861
Other deferred credits	485,190	486,645
Total Deferred Credits and Other Liabilities	1,270,179	1,194,049

Commitments and Contingencies (Note I)

Minority Interests in Consolidated Subsidiaries	965,462	801,964

Shareholders’ Equity
Common stock, $0.01 par value:
authorized 300,000,000 shares; issued 121,380,458 shares and outstanding 104,252,433 shares at March 31, 2008; issued 121,115,217 shares and outstanding 103,987,476 shares at December 31, 2007	1,214	1,211
Paid in capital	1,275,103	1,273,800
Accumulated other comprehensive income (loss) (Note E)	(75,177)	(7,069)
Retained earnings	1,515,793	1,411,492
Treasury stock, at cost: 17,128,025 shares at March 31, 2008 and 17,127,741 shares at December 31, 2007	(710,141)	(710,126)
Total Shareholders’ Equity	2,006,792	1,969,308
Total Liabilities and Shareholders’ Equity	$11,239,834	$11,062,034

See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Unaudited)	2008	2007
Operating Activities	(Thousands of dollars)
Net income	$143,837	$152,880
Depreciation and amortization	59,479	56,450
Allowance for funds used during construction	(8,496)	(1,337)
Gain on sale of assets	(13)	(2,203)
Minority interests in income of consolidated subsidiaries	68,960	45,313
Equity earnings from investments	(27,783)	(24,055)
Distributions received from unconsolidated affiliates	24,040	26,455
Deferred income taxes	29,362	19,499
Stock-based compensation expense	7,982	8,641
Allowance for doubtful accounts	2,035	1,974
Changes in assets and liabilities (net of acquisition and disposition effects):
Trade accounts and notes receivable	(7,065)	60,072
Gas and natural gas liquids in storage	488,214	426,136
Accounts payable	119,795	(3,020)
Commodity exchanges and imbalances, net	(24,686)	(7,468)
Accrued interest	50,293	44,756
Energy marketing and risk management assets and liabilities	3,375	77,506
Other assets and liabilities	(58,814)	(12,306)
Cash Provided by Operating Activities	870,515	869,293
Investing Activities
Changes in investments in unconsolidated affiliates	3,311	(141)
Capital expenditures (less allowance for equity funds used during construction)	(339,531)	(102,135)
Changes in short-term investments	-	(506,905)
Proceeds from sale of assets	161	3,707
Other	2,450	-
Cash Used in Investing Activities	(333,609)	(605,474)
Financing Activities
Borrowing (repayment) of notes payable, net	63,000	(6,000)
Payment of debt	(405,504)	(520)
Repurchase of common stock	(15)	(20,089)
Issuance of common stock	1,533	2,702
Issuance of common units, net of discounts	140,369	-
Dividends paid	(39,536)	(37,691)
Distributions to minority interests	(47,118)	(44,979)
Cash Used in Financing Activities	(287,271)	(106,577)
Change in Cash and Cash Equivalents	249,635	157,242
Cash and Cash Equivalents at Beginning of Period	19,105	68,268
Cash and Cash Equivalents at End of Period	$268,740	$225,510

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)	Common Stock Issued	Common Stock	Paid in Capital	Accumulated Other Comprehensive Income (Loss)
	(Shares)		(Thousands of dollars)
December 31, 2007	121,115,217	$1,211	$1,273,800	$(7,069)
Net income	-	-	-	-
Other comprehensive income (loss)	-	-	-	(68,108)
Total comprehensive income
Repurchase of common stock	-	-	-	-
Common stock issuance pursuant to various plans	265,241	3	(6,679)	-
Stock-based employee compensation expense	-	-	7,982	-
Common stock dividends - $0.38 per share	-	-	-	-
March 31, 2008	121,380,458	$1,214	$1,275,103	$(75,177)

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Continued)

(Unaudited)	Retained Earnings	Treasury Stock	Total
	(Thousands of dollars)
December 31, 2007	$1,411,492	$(710,126)	$1,969,308
Net income	143,837	-	143,837
Other comprehensive income (loss)	-	-	(68,108)

Total comprehensive income			75,729

Repurchase of common stock	-	(15)	(15)
Common stock issuance pursuant to various plans	-	-	(6,676)
Stock-based employee compensation expense	-	-	7,982
Common stock dividends - $0.38 per share	(39,536)	-	(39,536)
March 31, 2008	$1,515,793	$(710,141)	$2,006,792

ONEOK, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.	SUMMARY OF ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007. Due to the seasonal nature of our business, the results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for a 12-month period.

Our accounting policies are consistent with those disclosed in Note A of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007.

Critical Accounting Policies

Fair Value Measurements

General - In September 2006, the FASB issued Statement 157, “Fair Value Measurements,” which establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. Beginning January 1, 2008, we partially applied Statement 157 as allowed by FASB Staff Position (FSP) 157-2, which delayed the effective date of Statement 157 for nonrecurring fair value measurements associated with our nonfinancial assets and liabilities. As of January 1, 2008, we have applied the provisions of Statement 157 to our recurring fair value measurements and the impact was not material. See Note C for disclosure of fair value measurements for our financial instruments. Under FSP 157-2, we will be required to apply Statement 157 to our nonrecurring fair value measurements associated with our nonfinancial assets and liabilities beginning January 1, 2009. We are currently reviewing the applicability of Statement 157 to our nonrecurring fair value measurements associated with our nonfinancial assets and liabilities as well as the potential impact on our consolidated financial statements.

In February 2007, the FASB issued Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows companies to elect to measure specified financial assets and liabilities, firm commitments, and nonfinancial warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. At January 1, 2008, we did not elect the fair value option under Statement 159 and therefore there was no impact on our consolidated financial statements.

Determining Fair Value - Statement 157 defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. We use the income approach to determine the fair value of our assets and liabilities and consider the markets in which the transactions are executed, except for our available-for-sale securities which are valued under the market approach. While many of the contracts in our portfolio are executed in liquid markets where price transparency exists, some contracts are executed in markets for which market prices may exist but the market may be relatively inactive. This results in limited price transparency that requires management’s judgment and assumptions to estimate fair values. Inputs into our fair value estimates include commodity exchange prices, over-the-counter quotes, volatility, historical correlations of pricing data and LIBOR and other liquid money market instrument rates. We also utilize internally developed basis curves that incorporate observable and unobservable market data. We validate our valuation inputs with third-party information and settlement prices from other sources where available. In addition, as prescribed by the income approach, we compute the fair value of our derivative portfolio by discounting the projected future cash flows from our derivative assets and liabilities to present value. The interest rate yields used to calculate the present value discount factors are derived from LIBOR, Eurodollar futures and Treasury swaps. The projected cash flows are then multiplied by the appropriate discount factors to determine the present value or fair value of our derivative instruments. We also take into consideration the potential impact on market prices of liquidating positions in an orderly manner over a reasonable period of time under current market conditions. Finally, we consider credit risk of our counterparties on the fair value of our derivative assets, as well as our own credit risk for derivative liabilities, using default probabilities and recovery rates, net of collateral. Although we use our best estimates to determine the fair value of the derivative contracts we have executed, the ultimate market prices realized could differ from our estimates, and the differences could be material.

Fair Value Hierarchy - Statement 157 establishes the fair value hierarchy that prioritizes inputs to valuation techniques based on observable and unobservable data and categorizes the inputs into three levels, with the highest priority given to Level 1 and the lowest priority given to Level 3. The levels are described below.

•	Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities.
•

Level 2 - Significant observable pricing inputs other than quoted prices included within Level 1 that are either directly or indirectly observable as of the reporting date. Essentially, inputs that are derived principally from or corroborated by observable market data.

•	Level 3 - Generally unobservable inputs, which are developed based on the best information available and may include our own internal data.

Determining the appropriate classification of our fair value measurements within the fair value hierarchy requires management’s judgment regarding the degree to which market data is observable or corroborated by observable market data. As interpretations of Statement 157 evolve, our classification of certain instruments within the hierarchy may be revised.

See Note C for more discussion of our fair value measurements.

Derivatives, Accounting for Financially Settled Transactions and Risk Management Activities - We engage in wholesale energy marketing, retail marketing, trading and risk management activities. We account for derivative instruments utilized in connection with these activities and services in accordance with Statement 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

Under Statement 133, entities are required to record derivative instruments at fair value, with the exception of normal purchases and normal sales that are expected to result in physical delivery. See previous discussion in “Fair Value Measurements” for additional information. Market value changes result in a change in the fair value of our derivative instruments. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the nature of the risk being hedged and how we will determine if the hedging instrument is effective. If the derivative instrument does not qualify or is not designated as part of a hedging relationship, then we account for changes in fair value of the derivative in earnings as such changes occur. Commodity price volatility may have a significant impact on the gain or loss in a given period.

To minimize the risk of fluctuations in natural gas, NGLs and condensate prices, we periodically enter into futures, collars or swap transactions in order to hedge anticipated purchases and sales of natural gas, NGLs and condensate and fuel requirements. Interest-rate swaps are also used to manage interest-rate risk. Under certain conditions, we designate these derivative instruments as a hedge of exposure to changes in fair values or cash flows. For hedges of exposure to changes in cash flow, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of accumulated other comprehensive income (loss) and is subsequently recorded to earnings when the forecasted transaction affects earnings. Any ineffectiveness of designated hedges is reported in earnings during the period the ineffectiveness occurs. For hedges of exposure to changes in fair value, the gain or loss on the derivative instrument is recognized in earnings during the period of change together with the offsetting gain or loss on the hedged item attributable to the risk being hedged.

Upon election, many of our purchase and sale agreements that otherwise would be required to follow derivative accounting qualify as normal purchases and normal sales under Statement 133 and are therefore exempt from fair value accounting treatment.

The presentation of settled derivative instruments on either a gross or net basis in our Consolidated Statements of Income is dependent on a number of factors, including whether the derivative instrument (i) is held for trading purposes, (ii) is financially settled, (iii) results in physical delivery or services rendered, and (iv) qualifies for the normal purchase or sale exception as defined in Statement 133. In accordance with EITF 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and not ‘Held for Trading’ as Defined in EITF Issue No. 02-3,” EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and Statement 133, we report settled derivative instruments as follows:

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

See Note D for more discussion of derivatives and risk management activities.

Significant Accounting Policies

Property - The following table sets forth our property, by segment, for the periods presented.

	March 31, 2008	December 31, 2007
Non-Regulated	(Thousands of dollars)
ONEOK Partners	$2,196,354	$2,112,394
Energy Services	7,845	7,845
Other	221,228	177,356
Regulated
ONEOK Partners	2,572,450	2,323,977
Distribution	3,299,727	3,271,920
Property, plant and equipment	8,297,604	7,893,492
Accumulated depreciation and amortization	2,091,337	2,048,311
Net property, plant and equipment	$6,206,267	$5,845,181

At March 31, 2008, property, plant and equipment on our Consolidated Balance Sheet included construction work in process of $1,105.1 million that had not yet been put in service and therefore was not being depreciated. Of this amount, $1,061.5 million was related to our ONEOK Partners segment, $34.8 million was related to our Distribution segment and $8.8 million was related to our Other segment.

Other

Pension and Postretirement Employee Benefits - In September 2006, the FASB issued Statement 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which required us to record a balance sheet liability equal to the difference between our benefit obligations and plan assets. Statement 158 was effective for our year ended December 31, 2006, except for the measurement date change from September 30 to December 31, which is effective for our year ending December 31, 2008. We determined our net periodic benefit cost for the period October 1, 2007, through December 31, 2008, based on a measurement date of September 30, 2007. The net periodic benefit cost for the period of October 1, 2007 through December 31, 2007, will be reflected as an adjustment to retained earnings as of December 31, 2008. The impact of this adjustment will be a $12.4 million reduction to retained earnings and a $1.3 million reduction to accumulated other comprehensive loss. The net periodic benefit cost for the period January 1, 2008, through December 31, 2008, is being recognized during 2008.

Master Netting Arrangements - In April 2007, the FASB issued Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” which requires entities that offset the fair value amounts recognized for derivative receivables and payables to also offset the fair value amounts recognized for the right to reclaim cash collateral with the same counterparty under a master netting agreement. We have applied the provisions of FIN 39-1 to our consolidated financial statements beginning January 1, 2008, and the impact was not material.

Business Combinations - In December 2007, the FASB issued Statement 141R, “Business Combinations,” which will require most identifiable assets, liabilities, noncontrolling interest (previously referred to as minority interest) and goodwill acquired in a business combination to be recorded at fair value. Statement 141R is effective for our year beginning January 1, 2009, and will be applied prospectively. We are currently reviewing the applicability of Statement 141R to our operations and its potential impact on our consolidated financial statements.

Noncontrolling Interests - In December 2007, the FASB issued Statement 160, “Noncontrolling Interest in Consolidated Financial Statements - an amendment to ARB No. 51,” which requires noncontrolling interest (previously referred to as minority interest) to be reported as a component of equity. Statement 160 is effective for our year beginning January 1, 2009, and will require retroactive adoption of the presentation and disclosure requirements for existing minority interests. We are currently reviewing the applicability of Statement 160 to our operations and its potential impact on our consolidated financial statements.

Derivative Instruments and Hedging Activities Disclosure - In March 2008, the FASB issued Statement 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133,” which requires enhanced disclosures about how derivative and hedging activities affect our financial position, financial performance and cash flows. Statement 161 is effective for our year beginning January 1, 2009, and will be applied prospectively. We are currently reviewing the applicability of Statement 161 to our consolidated financial statement disclosures.

Reclassifications - Certain amounts in our consolidated financial statements have been reclassified to conform to the 2008 presentation. These reclassifications did not impact previously reported net income or shareholders’ equity.

B.	ACQUISITIONS

Acquisition of NGL Pipeline - In October 2007, ONEOK Partners completed the acquisition of an interstate natural gas liquids and refined petroleum products pipeline system and related assets from a subsidiary of Kinder Morgan Energy Partners, L.P. for approximately $300 million, before working capital adjustments. The system extends from Bushton and Conway, Kansas, to Chicago, Illinois, and transports, stores and delivers a full range of NGL and refined petroleum products. The FERC-regulated system spans 1,624 miles and has a capacity to transport up to 134 MBbl/d. The transaction included approximately 978 MBbl of owned storage capacity, eight NGL terminals and a 50 percent ownership of Heartland. ConocoPhillips owns the other 50 percent of Heartland and is the managing partner of the Heartland joint venture, which consists primarily of three refined petroleum products terminals and connecting pipelines. ONEOK Partners’ investment in Heartland is accounted for under the equity method of accounting. Financing for this transaction came from a portion of the proceeds of ONEOK Partners’ September 2007 issuance of $600 million 6.85 percent Senior Notes due 2037. The working capital settlement was finalized in April 2008, with no material adjustments.

C.	FAIR VALUE MEASUREMENTS

See Note A for a discussion of our fair value measurements and the fair value hierarchy. The following table sets forth our recurring fair value measurements, before the impact of master netting arrangements, for the period indicated.

	March 31, 2008
	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Assets
Derivatives, non-trading	$389,977	$-	$220,693	$610,670
Derivatives, trading	35,565	-	74,582	110,147
Available-for-sale investment securities	16,382	-	-	16,382
Firm commitments	-	-	135,538	135,538
Total assets	$441,924	$-	$430,813	$872,737

Liabilities
Derivatives, non-trading	$(426,484)	$-	$(358,719)	$(785,203)
Derivatives, trading	(42,265)	-	(68,498)	(110,763)
Long-term debt swapped to floating	-	-	(347,705)	(347,705)
Total liabilities	$(468,749)	$-	$(774,922)	$(1,243,671)

For derivatives for which fair value is determined based on multiple inputs, Statement 157 requires that the measurement for an individual derivative be categorized within a single level based on the lowest level input that is significant to the fair value measurement in its entirety. We utilize a 10 percent threshold to weigh the significance of an input to the total fair value measurement.

Our Level 1 fair value measurements are primarily based on NYMEX-settled prices, actively quoted prices for equity securities and foreign currency forward exchange rates. These balances are predominantly comprised of exchange-traded instruments such as futures and options for natural gas and crude oil, exchange-settled natural gas swaps and non-exchange traded financial instruments for which the fair value is determined using NYMEX prices. Also included in Level 1 are available-for-sale securities and foreign currency swaps.

Our Level 3 inputs are based on over-the-counter quotes, market volatilities derived from NYMEX-settled prices, internally-developed basis curves incorporating observable and unobservable market data, modeling techniques using observable market data and historical correlations of NGL product prices to crude oil, and spot and forward LIBOR curves. The derivatives categorized as Level 3 include over-the-counter swaps and options for natural gas and crude oil, NGL swaps and forwards, natural gas basis and swing swaps and physical forward contracts and interest-rate swaps. Also included in Level 3 are the fair values of firm commitments and long-term debt that have been hedged. The majority of our non-trading derivatives are part of a hedge relationship.

The following table sets forth the reconciliation of Level 3 fair value measurements for the period indicated.

	Derivatives, Non-Trading	Derivatives, Trading	Firm Commitments	Long-Term Debt	Total
	(Thousands of dollars)
January 1, 2008	$(56,350)	$1,768	$42,684	$(338,538)	$(350,436)
Total realized/unrealized gains (losses):
Included in earnings	(104,942)	4,316	92,854	(9,167)	(16,939)
Included in other comprehensive income (loss)	23,266	-	-	-	23,266
Transfers in and/or out of Level 3	-	-	-	-	-
March 31, 2008	$(138,026)	$6,084	$135,538	$(347,705)	$(344,109)

Total gains (losses) for the period included in earnings attributable to the change in unrealized gain (loss) relating to assets and liabilities still held as of March 31, 2008	$(87,178)	$3,645	$84,903	$(9,167)	$(7,797)

Realized and unrealized gains (losses) included in earnings in our Consolidated Statement of Income for the period are presented below.

	Operating Revenues	Energy Trading Revenues, Net	Total
	(Thousands of dollars)
Total gain (loss) included in earnings for the period	$(21,255)	$4,316	$(16,939)
Change in unrealized gain (loss) relating to assets and liabilities still held as of March 31, 2008	$(11,442)	$3,645	$(7,797)

D.	ENERGY MARKETING AND RISK MANAGEMENT ACTIVITIES

Accounting Treatment - We account for derivative instruments and hedging activities in accordance with Statement 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Under Statement 133, entities are required to record derivative instruments at fair value, with the exception of normal purchases and normal sales that are expected to result in physical delivery. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. If the derivative instrument does not qualify or is not designated as part of a hedging relationship, we account for changes in fair value of the derivative instrument in earnings as they occur. We record changes in the fair value of derivative instruments that are considered held for trading purposes as energy trading revenues, net and derivative instruments considered not held for trading purposes as cost of sales and fuel in our Consolidated Statements of Income. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposure to changes in fair values, cash flows or foreign currencies. For hedges of exposure to changes in fair value, the gain or loss on the derivative instrument is recognized in earnings during the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The difference between the change in fair value of the derivative instrument and the change in fair value of the hedged item represents hedge ineffectiveness, which is reported in earnings during the period the ineffectiveness occurs. For hedges of exposure to changes in cash flow, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of accumulated other comprehensive income (loss) and is subsequently recorded in earnings when the forecasted transaction affects earnings.

As required by Statement 133, we formally document all relationships between hedging instruments and hedged items, as well as risk management objectives, strategies for undertaking various hedge transactions and methods for assessing and testing correlation and hedge ineffectiveness. We specifically identify the asset, liability, firm commitment or forecasted transaction that has been designated as the hedged item. We assess the effectiveness of hedging relationships by performing a regression analysis on our cash flow and fair value hedging relationships quarterly to ensure the hedge relationships are highly effective on a retrospective and prospective basis, as required by Statement 133. We also document our normal purchases and normal sales transactions that we elect to exempt from fair value accounting treatment. Although we believe we have appropriate internal controls over our accounting for derivatives, interpreting Statement 133 and the related documentation requirements is very complex. In addition, future interpretations may impact our application of Statement 133.

Refer to Note D of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007, for additional discussion.

Fair Value Hedges - In prior years, we and ONEOK Partners terminated various interest-rate swap agreements. The net savings from the termination of these swaps is being recognized in interest expense over the terms of the debt instruments originally hedged. Net interest expense savings for the three months ended March 31, 2008, from amortization of terminated swaps was $2.6 million, and the remaining net savings for all terminated swaps will be recognized over the following periods.

		ONEOK
	ONEOK	Partners	Total
	(Millions of dollars)
Remainder of 2008	$5.0	$2.8	$7.8
2009	5.6	3.7	9.3
2010	5.5	3.7	9.2
2011	2.5	0.9	3.4
2012	0.8	-	0.8
Thereafter	12.0	-	12.0

At March 31, 2008, the interest on $340 million of our fixed-rate debt was swapped to floating using interest-rate swaps. The floating rate was based on both the three- and six-month LIBOR, depending upon the swap. Based on the actual performance through March 31, 2008, the weighted-average interest rate on the swapped debt decreased from 6.44 percent to 5.76 percent. At March 31, 2008, we recorded a net asset of $7.7 million to recognize the interest-rate swaps at fair value. Long-term debt was increased by $7.7 million to recognize the change in the fair value of the related hedged asset. ONEOK Partners had no interest-rate swap agreements at March 31, 2008.

Our Energy Services segment uses basis swaps to hedge the fair value of certain firm transportation commitments. Net gains or losses from the fair value hedges and ineffectiveness are recorded to cost of sales and fuel. The ineffectiveness related to these hedges includes gains of $1.0 million and losses of $2.5 million for the three months ended March 31, 2008 and 2007, respectively.

In September 2007, our Energy Services segment was notified that a portion of the volume contracted under our firm transportation agreement with Cheyenne Plains Gas Pipeline Company would be curtailed due to a fire at a Cheyenne Plains pipeline compressor station. The fire damaged a significant amount of instrumentation and electrical wiring, causing Cheyenne Plains Gas Pipeline Company to declare a force majeure event on the pipeline. This firm commitment was hedged in accordance with Statement 133. The discontinuance of fair value hedge accounting on the portion of the firm commitment that was impacted by the force majeure event resulted in a loss of approximately $5.5 million in the third quarter of 2007, of which $2.4 million has been recovered through insurance proceeds in the first quarter of 2008.

Cash Flow Hedges - Our Energy Services segment uses futures and swaps to hedge the cash flows associated with our anticipated purchases and sales of natural gas and cost of fuel used in the transportation of natural gas. Accumulated other comprehensive income (loss) at March 31, 2008, includes losses of approximately $30.2 million, net of tax, related to these hedges that will be realized within the next 14 months as the forecasted transactions affect earnings. If prices remain at current levels, we will recognize $31.2 million in net losses over the next 12 months, and we will recognize net gains of $1.0 million thereafter. In accordance with Statement 133, the actual gains or losses will be reclassified into earnings when the related physical transactions affect earnings.

Our ONEOK Partners segment periodically enters into derivative instruments to hedge the cash flows associated with its exposure to changes in the price of natural gas, condensate and NGL products and the gross processing spread. If prices remain at current levels, our ONEOK Partners segment will recognize $3.8 million in net losses, all of which will be recognized over the next nine months.

Ineffectiveness related to our cash flow hedges resulted in a loss of approximately $1.2 million and a loss of approximately $0.2 million for the three months ended March 31, 2008 and 2007, respectively. In the event that forecasted transactions do not occur, we would discontinue cash flow hedge treatment, which would affect earnings. There were no material gains or losses during the three months ended March 31, 2008 and 2007, due to the discontinuance of cash flow hedge treatment.

E.	OTHER COMPREHENSIVE INCOME (LOSS)

The tables below show the gross amount of other comprehensive income (loss) and related tax (expense) benefit for the periods indicated.

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Gross	Tax (Expense) Benefit	Net	Gross	Tax (Expense) Benefit	Net
	(Thousands of dollars)
Unrealized gains (losses) on energy marketing and risk management assets/liabilities	$(90,246)	$38,113	$(52,133)	$(67,265)	$25,335	$(41,930)
Unrealized holding gains (losses) arising during the period	(7,769)	3,005	(4,764)	2,124	(822)	1,302
Change in pension and postretirement benefit plan liability	(4,025)	1,556	(2,469)	(1,786)	691	(1,095)
Less: Realized gains (losses) recognized in net income	14,257	(5,515)	8,742	103,036	(39,854)	63,182
Other comprehensive income (loss)	$(116,297)	$48,189	$(68,108)	$(169,963)	$65,058	$(104,905)

The table below shows the balance in accumulated other comprehensive income (loss) for the periods indicated.

	Unrealized Gains (Losses) on Energy Marketing and Risk Management Assets/Liabilities	Unrealized Gains (Losses) on Available-for-Sale Securities	Pension and Postretirement Benefit Plan Obligations	Accumulated Other Comprehensive Income (Loss)
		(Thousands of dollars)
December 31, 2007	$25,328	$13,678	$(46,075)	$(7,069)
Other comprehensive income (loss)	(60,875)	(4,764)	(2,469)	(68,108)
March 31, 2008	$(35,547)	$8,914	$(48,544)	$(75,177)

F.	CAPITAL STOCK

Stock Repurchase Plan - On May 17, 2007, our Board of Directors authorized a stock buy back program to repurchase up to 7.5 million shares of our currently issued and outstanding common stock. On June 28, 2007, we repurchased 7.5 million shares of our outstanding common stock under an accelerated share repurchase agreement with Bank of America, N.A. (Bank of America) at an initial price of $49.33 per share for a total of $370 million. Bank of America borrowed 7.5 million of our shares from third parties and purchased shares in the open market to settle its short position. Our repurchase was subject to a financial adjustment based on the volume-weighted average price, less a discount, of the shares subsequently repurchased by Bank of America over the course of the repurchase period. The price adjustment could have been settled, at our option, in cash or in shares of our common stock. In September 2007, the accelerated share repurchase agreement with Bank of America was settled, which resulted in Bank of America delivering an additional 186,402 shares of our common stock to us at no additional cost. All shares under this accelerated repurchase agreement were recorded as treasury shares in our Consolidated Balance Sheets. These transactions completed the plan approved by our Board of Directors, and we have no remaining shares available for repurchase under our stock repurchase plan.

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

Dividends - Quarterly dividends paid on our common stock to shareholders of record as of the close of business on January 31, 2008, were $0.38 per share. Additionally, a quarterly dividend of $0.38 per share was declared effective in April 2008, payable in the second quarter of 2008.

G.	CREDIT FACILITIES AND SHORT-TERM NOTES PAYABLE

ONEOK’s $1.2 billion credit agreement (ONEOK Credit Agreement) and ONEOK Partners’ revolving credit agreement (ONEOK Partners Credit Agreement) contain typical covenants as discussed in Note H of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007. At March 31, 2008, ONEOK and ONEOK Partners were in compliance with all covenants.

At March 31, 2008, ONEOK had $265.6 million in commercial paper outstanding and $58.4 million in letters of credit issued. The ONEOK Credit Agreement acts as a back-up to ONEOK’s commercial paper program. Considering outstanding commercial paper and letters of credit, ONEOK has $896 million available under the ONEOK Credit Agreement. ONEOK Partners had no borrowings outstanding and $1.0 billion of credit available under the ONEOK Partners Credit Agreement.

ONEOK Partners has a $15 million Senior Unsecured Letter of Credit Facility and Reimbursement Agreement with Wells Fargo Bank, N.A., of which $12 million is currently being used, and an agreement with Royal Bank of Canada, pursuant to which a $12 million letter of credit was issued. Both agreements are used to support various permits required by the KDHE for ONEOK Partners’ ongoing business in Kansas.

H.	EMPLOYEE BENEFIT PLANS

The following table sets forth the components of net periodic benefit cost for our pension and other postretirement benefit plans for the periods indicated.

	Pension Benefits Three Months Ended March 31,		Postretirement Benefits Three Months Ended March 31,
	2008	2007	2008	2007
Components of Net Periodic Benefit Cost	(Thousands of dollars)
Service cost	$5,041	$5,262	$1,419	$1,598
Interest cost	12,451	12,152	4,475	3,957
Expected return on assets	(15,317)	(14,538)	(1,855)	(1,597)
Amortization of unrecognized net asset at adoption	-	-	797	797
Amortization of unrecognized prior service cost	388	371	(501)	(569)
Amortization of net loss	2,386	4,035	2,743	2,482
Net periodic benefit cost	$4,949	$7,282	$7,078	$6,668

Contributions - For the three months ended March 31, 2008, contributions of $0.9 million were made to our pension plan and $0.6 million to our postretirement benefit plan. Additionally, we made benefit payments from our pension plan of $4.9 million and from our postretirement benefit plan of $5.9 million in the three months ended March 31, 2008. We presently anticipate our total 2008 contributions to fund future benefits will be $3.1 million for the pension plan and $11.0 million for the postretirement benefit plan. Additionally, the 2008 expected benefit payments from our pension plan are estimated to be $49.7 million, and 2008 expected benefit payments from our postretirement benefit plan are estimated to be $16.7 million.

I.	COMMITMENTS AND CONTINGENCIES

Operating Leases - In July 2007, ONEOK Leasing Company gave notice of its intent to exercise its option to purchase ONEOK Plaza on or before the end of the lease term that was set to expire on September 30, 2009. On March 27, 2008, ONEOK Leasing Company, L.L.C., our subsidiary, purchased ONEOK Plaza for a total purchase price of approximately $48 million, which included $17.1 million for the present value of the remaining lease payments and $30.9 million for the base purchase price.

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

Of the 12 sites, we have commenced remediation on 11 sites. Regulatory closure has been achieved at two locations, and we have completed or are near completion of soil remediation at nine sites. We have begun site assessment at the remaining site where no active remediation has occurred.

Our expenditures for environmental evaluation and remediation to date have not been significant in relation to our results of operations, and there have been no material effects upon earnings during 2008 related to compliance with environmental regulations. See Note K of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007, for additional discussion.

Other - As a result of an internal review of a transaction that was brought to the attention of one of our affiliates by a third party, we conducted an internal review of transactions that may have violated FERC natural gas capacity release rules or related rules and determined that there were transactions that should have been disclosed to the FERC. We notified the FERC of this review and filed a report with the FERC regarding these transactions in March 2008. We are cooperating fully with the FERC and have taken action to ensure that current and future transactions comply with applicable FERC regulations. We are unable to predict the outcome of any FERC action in this matter. At this time, we do not believe that penalties associated with potential violations will have a material impact on our results of operations, financial position or liquidity.

J.	SEGMENTS

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

Accounting Policies - The accounting policies of the segments are the same as those described in Note A and Note M of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007. Intersegment sales are recorded on the same basis as sales to unaffiliated customers. Corporate overhead costs relating to a reportable segment have been allocated for the purpose of calculating operating income. Our equity method investments do not represent operating segments.

Customers - We had no single external customer from which we received 10 percent or more of our consolidated operating revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated.

Three Months Ended March 31, 2008	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$1,875,700	$913,661	$2,127,799	$871	$4,918,031
Energy trading revenues, net	-	-	(15,955)	-	(15,955)
Intersegment sales	183,335	2	231,959	(415,296)	-
Total revenues	$2,059,035	$913,663	$2,343,803	$(414,425)	$4,902,076

Net margin	$268,525	$231,688	$84,865	$834	$585,912
Operating costs	88,082	94,182	10,165	894	193,323
Depreciation and amortization	29,942	28,950	378	209	59,479
Gain on sale of assets	31	(18)	-	-	13
Operating income	$150,532	$108,538	$74,322	$(269)	$333,123

Equity earnings from investments	$27,783	$-	$-	$-	$27,783
Investments in unconsolidated affiliates	$754,304	$-	$-	$-	$754,304
Minority interests in consolidated subsidiaries	$5,851	$-	$-	$959,611	$965,462
Total assets	$6,495,955	$2,776,447	$1,504,073	$463,359	$11,239,834
Capital expenditures	$267,058	$30,649	$-	$41,824	$339,531

(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment's regulated operations had revenues of $115.8 million, net margin of $81.9 million and operating income of $37.6 million for the three months ended March 31, 2008.

(b) - All of our Distribution segment's operations are regulated.

Three Months Ended March 31, 2007	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$1,012,338	$881,022	$1,910,547	$953	$3,804,860
Energy trading revenues, net	-	-	1,348	-	1,348
Intersegment sales	156,336	-	199,811	(356,147)	-
Total revenues	$1,168,674	$881,022	$2,111,706	$(355,194)	$3,806,208

Net margin	$205,370	$227,228	$131,404	$848	$564,850
Operating costs	75,684	95,715	10,729	174	182,302
Depreciation and amortization	27,513	28,275	538	124	56,450
Gain on sale of assets	2,203	-	-	-	2,203
Operating income	$104,376	$103,238	$120,137	$550	$328,301

Equity earnings from investments	$24,055	$-	$-	$-	$24,055
Investments in unconsolidated affiliates	$746,384	$-	$-	$-	$746,384
Minority interests in consolidated subsidiaries	$5,691	$-	$-	$793,187	$798,878
Total assets	$5,017,998	$2,787,508	$1,794,254	$749,151	$10,348,911
Capital expenditures	$74,564	$25,430	$-	$2,141	$102,135

(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment's regulated operations had revenues of $83.4 million, net margin of $66.9 million and operating income of $34.0 million for the three months ended March 31, 2007.

(b) - All of our Distribution segment's operations are regulated.

K.	UNCONSOLIDATED AFFILIATES

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated. All amounts in the table below are equity earnings from investments in our ONEOK Partners segment.

	Three Months Ended March 31,
	2008	2007
	(Thousands of dollars)
Northern Border Pipeline	$19,782	$18,040
Bighorn Gas Gathering, L.L.C.	2,318	1,691
Fort Union Gas Gathering	2,295	2,587
Lost Creek Gathering Company, L.L.C.	1,285	1,329
Other	2,103	408
Equity earnings from investments	$27,783	$24,055

Unconsolidated Affiliates Financial Information - Summarized combined financial information of our unconsolidated affiliates is presented below.

	Three Months Ended March 31,
	2008	2007
Income Statement	(Thousands of dollars)
Operating revenue	$111,395	$98,713
Operating expenses	43,344	38,357
Net income	55,821	49,157

Distributions paid to ONEOK Partners	$27,413	$26,455

L.	EARNINGS PER SHARE INFORMATION

We compute earnings per common share (EPS) as described in Note Q of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007.

The following tables set forth the computations of the basic and diluted EPS for the periods indicated.

	Three Months Ended March 31, 2008
	Income	Shares	Per Share Amount
Basic EPS from continuing operations	(Thousands, except per share amounts)
Income from continuing operations available for common stock	$143,837	104,170	$1.38
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	1,651

Income from continuing operations available for common stock and common stock equivalents	$143,837	105,821	$1.36

	Three Months Ended March 31, 2007
	Income	Shares	Per Share Amount
Basic EPS from continuing operations	(Thousands, except per share amounts)
Income from continuing operations available for common stock	$152,880	110,868	$1.38
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	1,856

Income from continuing operations available for common stock and common stock equivalents	$152,880	112,724	$1.36

There were no anti-dilutive option shares for the three months ended March 31, 2008. There were 18,403 option shares excluded from the calculation of diluted EPS for the three months ended March 31, 2007, since their inclusion would have been anti-dilutive.

M.	ONEOK PARTNERS

Ownership Interest in ONEOK Partners - Our ownership interest in ONEOK Partners is shown in the following table for the periods indicated.

	March 31, 2008		December 31, 2007
General partner interest	2.0%		2.0%
Limited partner interest	45.8	% (a)	43.7	% (b)
Total ownership interest	47.8%		45.7%

(a) - Represents 5.9 million common units and approximately 36.5 million Class B units, which are convertible, at our option, into common units.

(b) - Represents 0.5 million common units and approximately 36.5 million Class B units, which are convertible, at our option, into common units.

In March 2008, we purchased from ONEOK Partners, in a private placement, an additional 5.4 million of ONEOK Partners’ common units for a total purchase price of approximately $303.2 million. In addition, ONEOK Partners completed a public offering of 2.5 million common units at $58.10 per common unit and received net proceeds of $140.4 million after deducting underwriting discounts but before offering expenses. In conjunction with ONEOK Partners’ private placement and public offering of common units, we contributed $9.4 million to ONEOK Partners in order to maintain our 2 percent general partner interest. We funded these amounts with available cash and short-term borrowings. Following these transactions, our interest in ONEOK Partners increased to 47.8 percent.

In April 2008, ONEOK Partners sold an additional 128,873 common units at $58.10 per common unit to the underwriters of the public offering upon their partial exercise of their option to purchase additional common units to cover over-allotments. ONEOK Partners received net proceeds of approximately $7.2 million from the sale of these common units after deducting underwriting discounts but before offering expenses. In conjunction with the partial exercise by the underwriters, we contributed $0.2 million to ONEOK Partners in order to maintain our 2 percent general partner interest. Following these transactions, our interest in ONEOK Partners is 47.7 percent.

Cash Distributions - Under ONEOK Partners’ partnership agreement, distributions are made to the partners with respect to each calendar quarter in an amount equal to 100 percent of available cash. Available cash generally consists of all cash receipts adjusted for cash disbursements and net changes to cash reserves. Available cash will generally be distributed 98 percent to limited partners and 2 percent to the general partner. As an incentive, the general partner’s percentage interest in quarterly distributions is increased after certain specified target levels are met. Under the incentive distribution provisions, the general partner receives:

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

The following table shows ONEOK Partners’ general partner and incentive distributions related to the periods indicated.

	Three Months Ended March 31,
	2008	2007
	(Thousands of dollars)
General partner distributions	$2,273	$1,907
Incentive distributions	16,828	11,364
Total distributions from ONEOK Partners	$19,101	$13,271

The quarterly distributions paid by ONEOK Partners to limited partners in the first quarters of 2008 and 2007 were $1.025 per unit and $0.98 per unit, respectively. In April 2008, ONEOK Partners declared a first quarter 2008 cash distribution of $1.04 per unit payable in the second quarter.

Relationship - We consolidate ONEOK Partners in our consolidated financial statements; however, we are restricted from the assets and cash flows of ONEOK Partners except for our distributions. Distributions are declared quarterly by ONEOK Partners’ general partner based on the terms of its partnership agreement. For the three months ended March 31, 2008 and 2007, cash distributions declared from ONEOK Partners to us totaled $63.2 million and $49.9 million, respectively. See Note J for more information on ONEOK Partners’ results.

Affiliate Transactions - We have certain transactions with our ONEOK Partners affiliate and its subsidiaries, which comprise our ONEOK Partners segment.

ONEOK Partners sells natural gas from its natural gas gathering and processing operations to our Energy Services segment. In addition, a portion of ONEOK Partners’ revenues from its natural gas pipelines businesses are from our Energy Services and Distribution segments, which utilize ONEOK Partners’ natural gas transportation and storage services.

ONEOK Partners has certain contractual rights to the Bushton Plant through a Processing and Services Agreement with us, which sets out the terms for processing and related services we provide at the Bushton Plant through 2012. ONEOK Partners has contracted for all of the capacity of the Bushton Plant from OBPI. In exchange, ONEOK Partners pays us for all direct costs and expenses of the Bushton Plant, including reimbursement of a portion of our obligations under equipment leases covering the Bushton Plant.

We provide a variety of services to our affiliates, including cash management and financial services, employee benefits provided through our benefit plans, administrative services provided by our employees and management, insurance and office space leased in our headquarters building and other field locations. Where costs are specifically incurred on behalf of an affiliate, the costs are billed directly to the affiliate by us. In other situations, the costs are allocated to the affiliates through a variety of methods, depending upon the nature of the expenses and the activities of the affiliates. For example, a service that applies equally to all employees is allocated based upon the number of employees in each affiliate. However, an expense benefiting the consolidated company but having no direct basis for allocation is allocated through a modified Distrigas method, a method using a combination of ratios that include gross plant and investment, earnings before interest and taxes and payroll expense.

The following table sets forth transactions with ONEOK Partners for the periods indicated.

	Three Months Ended March 31,
	2008	2007
	(Thousands of dollars)
Revenues	$183,335	$156,336
Administrative and general expenses	$46,901	$44,130

See “Ownership Interest in ONEOK Partners” above for additional discussion of our purchase of common units and additional general partner contributions in March and April 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2007. Due to the seasonal nature of our business, the results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for a 12-month period.

EXECUTIVE SUMMARY

The following discussion highlights some of our achievements and significant issues affecting us for the periods presented. Please refer to the “Financial and Operating Results” and “Liquidity and Capital Resources” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements for additional information.

Diluted earnings per share of common stock from continuing operations (EPS) was $1.36 for the three months ended March 31, 2008 and 2007. Operating income for the three months ended March 31, 2008, increased to $333.1 million from $328.3 million for the same period in 2007, primarily due to higher realized commodity prices and wider regional NGL product price spreads in our ONEOK Partners segment. This increase was partially offset by a decrease in storage and marketing margins in our Energy Services segment.

In March 2008, we purchased from ONEOK Partners, in a private placement, an additional 5.4 million of ONEOK Partners’ common units for a total purchase price of approximately $303.2 million. In addition, ONEOK Partners completed a public offering of 2.5 million common units at $58.10 per common unit and received net proceeds of $140.4 million after deducting underwriting discounts but before offering expenses. In conjunction with ONEOK Partners’ private placement and public offering of common units, we contributed $9.4 million to ONEOK Partners in order to maintain our 2 percent general partner interest. Following these transactions, our interest in ONEOK Partners increased to 47.8 percent.

In April 2008, ONEOK Partners sold an additional 128,873 common units at $58.10 per common unit to the underwriters of the public offering upon the partial exercise of their option to purchase additional common units to cover over-allotments. ONEOK Partners received net proceeds of approximately $7.2 million from the sale of these common units after deducting underwriting discounts but before offering expenses. In conjunction with the partial exercise by the underwriters, we contributed $0.2 million to ONEOK Partners in order to maintain our 2 percent general partner interest. Following these transactions, our interest in ONEOK Partners is 47.7 percent.

ONEOK Partners used a portion of the proceeds from the sale of common units and the general partner contributions to repay borrowings under its revolving credit facility agreement (ONEOK Partners Credit Agreement).

We declared a quarterly dividend of $0.38 per share ($1.52 per share on an annualized basis) in April 2008, an increase of approximately 12 percent over the $0.34 declared in April 2007. ONEOK Partners declared an increase in its cash distribution to $1.04 per unit ($4.16 per unit on an annualized basis) in April 2008, an increase of approximately 5 percent over the $0.99 declared in April 2007.

In January 2008, Midwestern Gas Transmission, a ONEOK Partners subsidiary, placed its eastern extension pipeline into service.

SIGNIFICANT ACQUISITION

Acquisition of NGL Pipeline - In October 2007, ONEOK Partners completed the acquisition of an interstate natural gas liquids and refined petroleum products pipeline system and related assets from a subsidiary of Kinder Morgan Energy Partners, L.P. (Kinder Morgan) for approximately $300 million, before working capital adjustments. The system extends from Bushton and Conway, Kansas, to Chicago, Illinois, and transports, stores and delivers a full range of NGL and refined petroleum products. The FERC-regulated system spans 1,624 miles and has a capacity to transport up to 134 MBbl/d. The transaction included approximately 978 MBbl of owned storage capacity, eight NGL terminals and a 50 percent ownership of Heartland. ConocoPhillips owns the other 50 percent of Heartland and is the managing partner of the Heartland joint venture, which consists primarily of three refined petroleum products terminals and connecting pipelines. ONEOK Partners’ investment in Heartland is accounted for under the equity method of accounting. Financing for this transaction came from a portion of the proceeds of ONEOK Partners’ September 2007 issuance of $600 million 6.85 percent Senior Notes due 2037. The working capital settlement was finalized in April 2008, with no material adjustments.

CAPITAL PROJECTS

All of the capital projects discussed below are in our ONEOK Partners segment.

Woodford Shale Natural Gas Liquids Pipeline Extension - In February 2008, ONEOK Partners announced plans to construct a 78-mile natural gas liquids gathering pipeline to connect two natural gas processing plants, operated by Devon Energy Corporation and Antero Resources Corporation, respectively, in the Woodford Shale area in southeast Oklahoma at a cost of approximately $25 million, excluding AFUDC. The project is currently scheduled for completion in the second quarter of 2008. Upon completion, these two plants are expected to have the capacity to produce approximately 25 MBbl/d of unfractionated NGLs. The natural gas liquids production will be transported by ONEOK Partners’ existing Mid-Continent natural gas liquids pipelines. Upon completion of the Arbuckle Pipeline project, the Woodford Shale natural gas liquids production is expected to be transported through the Arbuckle Pipeline to ONEOK Partners’ Mont Belvieu, Texas, fractionation facility.

Overland Pass Pipeline Company - In May 2006, a subsidiary of ONEOK Partners entered into an agreement with a subsidiary of The Williams Companies, Inc. (Williams) to form a joint venture called Overland Pass Pipeline Company. Overland Pass Pipeline Company is building a 760-mile natural gas liquids pipeline from Opal, Wyoming, to the Mid-Continent natural gas liquids market center in Conway, Kansas. The Overland Pass Pipeline is designed to transport approximately 110 MBbl/d of unfractionated NGLs, and can be increased to more than 220 MBbl/d with additional pump facilities. During 2006, ONEOK Partners paid $11.6 million to Williams for the acquisition of its interest in the joint venture and for reimbursement of initial capital expenditures. A subsidiary of ONEOK Partners owns 99 percent of the joint venture and is managing the construction project, advancing all costs associated with construction and operating the pipeline. Within two years of the pipeline becoming operational, Williams will have the option to increase its ownership up to 50 percent by reimbursing ONEOK Partners for certain costs in accordance with the joint venture’s operating agreement. If Williams exercises its option to increase its ownership to the full 50 percent, Williams would have the option to become operator. This project has received the required approvals of various state and federal regulatory authorities, and ONEOK Partners is constructing the pipeline with start-up currently expected during the third quarter of 2008.

As part of a long-term agreement, Williams dedicated its NGL production of approximately 60 MBbl/d from two of its natural gas processing plants in Wyoming to the Overland Pass Pipeline. Subsidiaries of ONEOK Partners will provide downstream fractionation, storage and transportation services to Williams. ONEOK Partners is nearing agreements with other producers for supply commitments which are expected to add an additional 50 MBbl/d to this pipeline. The pipeline project is currently estimated to cost approximately $535 million, excluding AFUDC. Since ONEOK Partners’ initial estimate in early 2006, there has been a significant increase in the demand for pipeline construction-related services, which has led to higher rates, particularly for construction labor and equipment. Additionally, winter construction, due to the extended permitting process, has contributed to added construction costs and further delays and federal restrictions on construction in wildlife sensitive areas are expected to further impact our estimated costs and construction schedule. ONEOK Partners is also investing approximately $216 million, excluding AFUDC, to expand its existing fractionation and storage capabilities and the capacity of its natural gas liquids distribution pipelines.

Piceance Lateral Pipeline - In March 2007, ONEOK Partners announced that Overland Pass Pipeline Company also plans to construct a 150-mile lateral pipeline with capacity to transport as much as 100 MBbl/d of unfractionated NGLs from the Piceance Basin in Colorado to the Overland Pass Pipeline. Williams announced that it intends to construct a new natural gas processing plant in the Piceance Basin and will dedicate its NGL production from that plant and an existing plant to be transported by the lateral pipeline, totaling approximately 30 MBbl/d. ONEOK Partners continues to negotiate with other producers for supply commitments. This project requires the approval of various state and federal regulatory authorities. Assuming Overland Pass Pipeline Company obtains the required state and federal regulatory approvals, construction of this lateral pipeline is currently expected to begin in late 2008 and be completed during the second quarter of 2009, at a current cost estimate of approximately $120 million, excluding AFUDC.

Arbuckle Natural Gas Liquids Pipeline - In March 2007, ONEOK Partners announced plans to build the 440-mile Arbuckle Pipeline, a natural gas liquids pipeline from southern Oklahoma through northern Texas and continuing on to the Texas Gulf Coast, at a current estimated cost of approximately $260 million, excluding AFUDC. The Arbuckle Pipeline will have the capacity to transport 160 MBbl/d of unfractionated natural gas liquids and will connect with ONEOK Partners’ existing Mid-Continent infrastructure with its fractionation facility in Mont Belvieu, Texas, and other Gulf Coast region fractionators. ONEOK Partners has commitments from producers for 65 MBbl/d and continues to negotiate with other producers for additional supply commitments. Construction of the pipeline will require permits from various federal, state and local regulatory bodies. Construction is currently expected to begin in mid-2008 and be completed by early 2009.

Williston Basin Gas Processing Plant Expansion - In March 2007, ONEOK Partners announced the expansion of its Grasslands natural gas processing facility in North Dakota at a cost of approximately $30 million, excluding AFUDC. The Grasslands facility is ONEOK Partners’ largest natural gas processing plant in the Williston Basin. The expansion increases processing capacity to approximately 100 MMcf/d from its current capacity of 63 MMcf/d and increases fractionation capacity to approximately 12 MBbl/d from 8 MBbl/d. The expansion project is expected to come on-line in phases, with the final phase currently expected to be on-line in the second half of 2008.

Fort Union Gas Gathering Expansion - In January 2007, Fort Union Gas Gathering announced that it will double its existing gathering pipeline capacity by adding 148 miles of new gathering lines, resulting in approximately 649 MMcf/d of additional capacity in the Powder River basin of Wyoming. The expansion is expected to cost approximately $110 million, excluding AFUDC, which will be financed within the Fort Union Gas Gathering partnership and will occur in two phases. Phase 1, with more than 200 MMcf/d capacity, was placed in service during the fourth quarter of 2007. Phase 2, with approximately 450 MMcf/d capacity, is currently expected to be in service during the second quarter of 2008. The additional capacity has been fully subscribed for 10 years. ONEOK Partners owns approximately 37 percent of Fort Union Gas Gathering, and accounts for its ownership under the equity method of accounting.

Guardian Pipeline Expansion and Extension - In December 2007, Guardian Pipeline received and accepted the certificate of public convenience and necessity issued by the FERC for its expansion and extension project. The certificate authorizes ONEOK Partners to construct, install and operate approximately 119 miles of a 20-inch and 30-inch natural gas transportation pipeline with a capacity to transport 537 MMcf/d of natural gas north from Ixonia, Wisconsin, to the Green Bay, Wisconsin, area. The project is supported by 15-year shipper commitments with We Energies and Wisconsin Public Service Corporation and the capacity has been fully subscribed. The cost of the project is currently estimated to be $277 million, excluding AFUDC. We received the notice to proceed from the FERC in May 2008. The pipeline is currently expected to be in service in the fourth quarter of 2008.

REGULATORY

Several regulatory initiatives impacted the earnings and future earnings potential for our Distribution segment. See discussion of our Distribution segment’s regulatory initiatives on page 35.

IMPACT OF NEW ACCOUNTING STANDARDS

Information about the impact of the following new accounting standards is included in Note A of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q:

•	Statement 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,”
•	Statement 157, “Fair Value Measurements,”
•	Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities,”
•	FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39,”
•	Statement 141R, “Business Combinations,”
•	Statement 160, “Noncontrolling Interest in Consolidated Financial Statements - an amendment to ARB No. 51,” and
•	Statement 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133.”

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

Information about our critical accounting estimates is included below and under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates,” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Fair Value Measurements

General - In September 2006, the FASB issued Statement 157, “Fair Value Measurements,” which establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. Beginning January 1, 2008, we partially applied Statement 157 as allowed by FASB Staff Position (FSP) 157-2, which delayed the effective date of Statement 157 for nonrecurring fair value measurements associated with our nonfinancial assets and liabilities. As of January 1, 2008, we have applied the provisions of Statement 157 to our recurring fair value measurements and the impact was not material. Under FSP 157-2, we will be required to apply Statement 157 to our nonrecurring fair value measurements associated with our nonfinancial assets and liabilities beginning January 1, 2009. We are currently reviewing the applicability of Statement 157 to our nonrecurring fair value measurements associated with our nonfinancial assets and liabilities as well as the potential impact on our consolidated financial statements.

In February 2007, the FASB issued Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows companies to elect to measure specified financial assets and liabilities, firm commitments, and nonfinancial warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. At January 1, 2008, we did not elect the fair value option under Statement 159 and therefore there was no impact on our consolidated financial statements.

Determining Fair Value - Statement 157 defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. We use the income approach to determine the fair value of our assets and liabilities and consider the markets in which the transactions are executed, except for our available-for-sale securities which are valued under the market approach. While many of the contracts in our portfolio are executed in liquid markets where price transparency exists, some contracts are executed in markets for which market prices may exist but the market may be relatively inactive. This results in limited price transparency that requires management’s judgment and assumptions to estimate fair values. Inputs into our fair value estimates include commodity exchange prices, over-the-counter quotes, volatility, historical correlations of pricing data and LIBOR and other liquid money market instrument rates. We also utilize internally developed basis curves that incorporate observable and unobservable market data. We validate our valuation inputs with third-party information and settlement prices from other sources where available. In addition, as prescribed by the income approach, we compute the fair value of our derivative portfolio by discounting the projected future cash flows from our derivative assets and liabilities to present value. The interest rate yields used to calculate the present value discount factors are derived from LIBOR, Eurodollar futures and Treasury swaps. The projected cash flows are then multiplied by the appropriate discount factors to determine the present value or fair value of our derivative instruments. We also take into consideration the potential impact on market prices of liquidating positions in an orderly manner over a reasonable period of time under current market conditions. Finally, we consider credit risk of our counterparties on the fair value of our derivative assets, as well as our own credit risk for derivative liabilities, using default probabilities and recovery rates, net of collateral. Although we use our best estimates to determine the fair value of the derivative contracts we have executed, the ultimate market prices realized could differ from our estimates, and the differences could be material.

Fair Value Hierarchy - Statement 157 establishes the fair value hierarchy that prioritizes inputs to valuation techniques based on observable and unobservable data and categorizes the inputs into three levels, with the highest priority given to Level 1 and the lowest priority given to Level 3. The levels are described below.

•	Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities.
•

Level 2 - Significant observable pricing inputs other than quoted prices included within Level 1 that are either directly or indirectly observable as of the reporting date. Essentially, inputs that are derived principally from or corroborated by observable market data.

•	Level 3 - Generally unobservable inputs, which are developed based on the best information available and may include our own internal data.

Determining the appropriate classification of our fair value measurements within the fair value hierarchy requires management’s judgment regarding the degree to which market data is observable or corroborated by observable market data. As interpretations of Statement 157 evolve, our classification of certain instruments within the hierarchy may be revised.

See Note C of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more discussion of fair value measurements.

Derivatives, Accounting for Financially Settled Transactions and Risk Management Activities - We engage in wholesale energy marketing, retail marketing, trading and risk management activities. We account for derivative instruments utilized in connection with these activities and services in accordance with Statement 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

Under Statement 133, entities are required to record derivative instruments at fair value, with the exception of normal purchases and normal sales that are expected to result in physical delivery. See previous discussion in “Fair Value Measurements” for additional information. Market value changes result in a change in the fair value of our derivative instruments. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the nature of the risk being hedged and how we will determine if the hedging instrument is effective. If the derivative instrument does not qualify or is not designated as part of a hedging relationship, then we account for changes in fair value of the derivative in earnings as the changes occur. Commodity price volatility may have a significant impact on the gain or loss in a given period.

To minimize the risk of fluctuations in natural gas, NGLs and condensate prices, we periodically enter into futures, collars or swap transactions in order to hedge anticipated purchases and sales of natural gas, NGLs and condensate and fuel requirements. Interest-rate swaps are also used to manage interest-rate risk. Under certain conditions, we designate these derivative instruments as a hedge of exposure to changes in fair values or cash flows. For hedges of exposure to changes in cash flow, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of accumulated other comprehensive income (loss) and is subsequently recorded to earnings when the forecasted transaction affects earnings. Any ineffectiveness of designated hedges is reported in earnings during the period the ineffectiveness occurs. For hedges of exposure to changes in fair value, the gain or loss on the derivative instrument is recognized in earnings during the period of change together with the offsetting gain or loss on the hedged item attributable to the risk being hedged.

Upon election, many of our purchase and sale agreements that otherwise would be required to follow derivative accounting qualify as normal purchases and normal sales under Statement 133 and are therefore exempt from fair value accounting treatment.

The presentation of settled derivative instruments on either a gross or net basis in our Consolidated Statements of Income is dependent on a number of factors, including whether the derivative instrument (i) is held for trading purposes, (ii) is financially settled, (iii) results in physical delivery or services rendered, and (iv) qualifies for the normal purchase or sale exception as defined in Statement 133. In accordance with EITF 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and not ‘Held for Trading’ as Defined in EITF Issue No. 02-3,” EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and Statement 133, we report settled derivative instruments as follows:

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

See Note D of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more discussion of derivatives and risk management activities.

FINANCIAL AND OPERATING RESULTS

Consolidated Operations

Selected Financial Information - The following table sets forth certain selected consolidated financial information for the periods indicated.

	Three Months Ended March 31,
Financial Results	2008	2007
	(Thousands of dollars)
Operating revenues, excluding energy trading revenues	$4,918,031	$3,804,860
Energy trading revenues, net	(15,955)	1,348
Cost of sales and fuel	4,316,164	3,241,358
Net margin	585,912	564,850
Operating costs	193,323	182,302
Depreciation and amortization	59,479	56,450
Gain on sale of assets	13	2,203
Operating income	$333,123	$328,301

Equity earnings from investments	$27,783	$24,055
Allowance for equity funds used during construction	$8,496	$1,337
Interest expense	$(62,861)	$(62,012)
Minority interests in income of consolidated subsidiaries	$(68,960)	$(45,313)

Operating Results - Net margin increased for the three months ended March 31, 2008, compared with the same period last year, primarily due to higher realized commodity prices and wider regional NGL product price spreads in our ONEOK Partners segment. This increase was partially offset by a decrease in storage and marketing margins in our Energy Services segment.

Operating costs increased for the three months ended March 31, 2008, compared with the same period last year, primarily due to incremental operating expenses associated with assets acquired from Kinder Morgan by ONEOK Partners, increased costs incurred to comply with regulations and higher employee-related costs.

Depreciation and amortization increased for the three months ended March 31, 2008, compared with the same period last year, primarily due to the assets acquired from Kinder Morgan by ONEOK Partners.

Equity earnings from investments increased for the three months ended March 31, 2008, compared with the same period last year, primarily due to increased throughput on Northern Border Pipeline, of which ONEOK Partners owns a 50 percent interest.

Allowance for equity funds used during construction increased for the three months ended March 31, 2008, compared with the same period last year, due to ONEOK Partners’ capital projects, which are discussed beginning on page 27.

Minority interest in income of consolidated subsidiaries for the three months ended March 31, 2008 and 2007, reflects the remaining 52.2 percent and 54.3 percent, respectively, of ONEOK Partners that we did not own. The increase in minority interest for the three months ended March 31, 2008, compared with the same period last year, is primarily due to the increase in income for our ONEOK Partners segment.

Additional information regarding our results of operations is provided in the following discussion of operating results for each of our segments.

ONEOK Partners

Overview - At March 31, 2008, we owned 47.8 percent of ONEOK Partners. The remaining interest in ONEOK Partners is reflected as minority interests in income of consolidated subsidiaries on our Consolidated Statements of Income.

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

ONEOK Partners operates interstate and intrastate natural gas transmission pipelines, natural gas storage facilities and non-processable natural gas gathering facilities. ONEOK Partners’ interstate assets transport natural gas through FERC-regulated interstate natural gas pipelines. ONEOK Partners’ regulated intrastate natural gas pipeline assets access the major natural gas producing areas and transport natural gas throughout Oklahoma, Kansas and Texas. ONEOK Partners’ owns or reserves storage capacity in underground natural gas storage facilities in Oklahoma, Kansas and Texas.

Selected Financial and Operating Information - The following tables set forth certain selected financial and operating information for our ONEOK Partners segment for the periods indicated.

	Three Months Ended March 31,
Financial Results	2008	2007
	(Thousands of dollars)
Revenues	$2,059,035	$1,168,674
Cost of sales and fuel	1,790,510	963,304
Net margin	268,525	205,370
Operating costs	88,082	75,684
Depreciation and amortization	29,942	27,513
Gain on sale of assets	31	2,203
Operating income	$150,532	$104,376

Equity earnings from investments	$27,783	$24,055
Allowance for equity funds used during construction	$8,496	$1,337
Minority interests in income of consolidated subsidiaries	$(123)	$(85)

	Three Months Ended March 31,
Operating Information	2008	2007
Natural gas gathered (BBtu/d)	1,192	1,168
Natural gas processed (BBtu/d)	624	609
Natural gas transported (MMcf/d)	3,956	3,948
Natural gas sales (BBtu/d)	277	268
Natural gas liquids gathered (MBbl/d)	251	210
Natural gas liquids sales (MBbl/d)	286	220
Natural gas liquids fractionated (MBbl/d)	391	319
Natural gas liquids transported (MBbl/d)	303	205
Capital expenditures (Thousands of dollars)	$267,058	$74,564
Conway-to-Mont Belvieu OPIS average spread
Ethane/Propane mixture ($/gallon)	$0.09	$0.06
Realized composite NGL sales prices ($/gallon) (a)	$1.33	$0.82
Realized condensate sales price ($/Bbl) (a)	$87.51	$56.53
Realized natural gas sales price ($/MMBtu) (a)	$7.40	$6.58
Realized gross processing spread ($/MMBtu) (a)	$7.43	$3.59
(a)	- Statistics relate to ONEOK Partners' natural gas gathering and processing business.

Operating Results - Net margin increased $63.2 million for the three months ended March 31, 2008, compared with the same period last year, primarily due to higher realized commodity prices in ONEOK Partners’ natural gas gathering and processing business and wider regional NGL product price spreads in ONEOK Partners’ natural gas liquids gathering and fractionation business. In addition, net margin increased in ONEOK Partners’ natural gas liquids pipelines business due to the assets acquired from Kinder Morgan in October 2007.

Operating costs increased for the three months ended March 31, 2008, compared with the same period last year, primarily due to incremental operating expenses associated with the assets acquired from Kinder Morgan, increased costs incurred to comply with regulations and higher employee-related costs.

Depreciation and amortization increased for the three months ended March 31, 2008, compared with the same period last year, primarily due to the assets acquired from Kinder Morgan.

Equity earnings from investments increased for the three months ended March 31, 2008, compared with the same period last year, primarily due to increased throughput on Northern Border Pipeline, of which ONEOK Partners owns a 50 percent interest.

Allowance for equity funds used during construction and capital expenditures increased for the three months ended March 31, 2008, compared with the same period last year, due to ONEOK Partners’ capital projects, which are discussed beginning on page 27.

Other - In April 2008, Northern Border Pipeline announced that its wholly owned subsidiary, Bison Pipeline LLC, is conducting a binding open season for potential shippers to request firm pipeline capacity on a proposed pipeline system. The Bison Pipeline would extend from natural gas gathering facilities at Deadhorse, Wyoming, a coalbed Methane hub located in the Powder River Basin supply area, to a point of interconnection with Northern Border Pipeline in Morton County, North Dakota. The Bison Pipeline is anticipated to be approximately 289 miles, with initial capacity of approximately 400 MMcf/d and a maximum capacity of approximately 660 MMcf/d. However, the ultimate capacity of the Bison Pipeline will be determined by the level of binding shipper commitments. The projected in-service date for the Bison Pipeline is currently November 2010. An affiliate of TransCanada Corporation will operate the Bison Pipeline. ONEOK Partners owns 50 percent of Northern Border Pipeline, and accounts for this investment under the equity method of accounting.

Distribution

Overview- Our Distribution segment provides natural gas distribution services to more than two million customers in Oklahoma, Kansas and Texas through Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, respectively. We serve residential, commercial, industrial and transportation customers in all three states. In addition, our distribution companies in Oklahoma and Kansas serve wholesale customers, and in Texas we serve public authority customers.

Selected Financial Information - The following table sets forth certain selected financial information for our Distribution segment for the periods indicated.

	Three Months Ended March 31,
Financial Results	2008	2007
	(Thousands of dollars)
Gas sales	$876,022	$843,666
Transportation revenues	27,250	28,307
Cost of gas	681,975	653,794
Net margin, excluding other	221,297	218,179
Other revenues	10,391	9,049
Net margin	231,688	227,228
Operating costs	94,182	95,715
Depreciation and amortization	28,950	28,275
Loss on sale of assets	(18)	—
Operating income	$108,538	$103,238

Operating Results - Net margin increased $4.5 million for the three months ended March 31, 2008, compared with the same period last year, primarily due to an increase of $2.5 million from increased transportation volumes delivered and an increase of $1.2 million resulting from the implementation of new rate schedules.

Operating costs decreased for the three months ended March 31, 2008, compared with the same period last year, primarily due to a decrease in employee-related costs.

Selected Operating Data - The following tables set forth certain operating information for our Distribution segment for the periods indicated.

	Three Months Ended March 31,
Operating Information	2008	2007
Average number of customers	2,082,345	2,072,811
Customers per employee	732	745
Capital expenditures (Thousands of dollars)	$30,649	$25,430

	Three Months Ended March 31,
Volumes (MMcf)	2008	2007
Gas sales
Residential	61,280	59,657
Commercial	17,770	17,246
Industrial	586	532
Wholesale	226	310
Public Authority	999	1,029
Total volumes sold	80,861	78,774
Transportation	62,116	57,609
Total volumes delivered	142,977	136,383

	Three Months Ended March 31,
Margin	2008	2007
Gas sales	(Thousands of dollars)
Residential	$153,941	$154,888
Commercial	37,863	36,593
Industrial	882	757
Wholesale	57	88
Public Authority	1,303	1,182
Net margin on gas sales	194,046	193,508
Transportation	27,251	24,671
Net margin, excluding other	$221,297	$218,179

Residential volumes increased in the first quarter of 2008, compared with the same period last year, due to colder temperatures in our Oklahoma and Kansas service territories.

Residential margins were moderated by weather normalization mechanisms. Transportation margins increased for the three months ended March 31, 2008, compared with the same period last year, primarily due to increased transportation volumes in Oklahoma and Kansas.

Capital Expenditures - Our capital expenditure program includes expenditures for extending service to new areas, modifying customer service lines, increasing system capabilities, general replacements and improvements. It is our practice to maintain and upgrade facilities to assure safe, reliable and efficient operations. Our capital expenditure program included

$11.6 million and $9.6 million for new business development for the three months ended March 31, 2008 and 2007, respectively.

Regulatory Initiatives - On August 17, 2007, Oklahoma Natural Gas filed an application for authorization of a capital investment recovery mechanism. On February 29, 2008, the OCC approved a joint stipulation, which will allow Oklahoma Natural Gas to collect, through a capital investment recovery mechanism, a rate of return, depreciation and 50 percent of the property tax expense associated with non-revenue producing incremental capital investments since the 2004 rate case. The rates, which were effective in March 2008, are expected to generate revenues of approximately $7.6 million in 2008.

The OCC has authorized Oklahoma Natural Gas to defer transmission pipeline Integrity Management Program (IMP) costs incurred (inclusive of operations and maintenance expense, depreciation, property taxes and a rate of return) in compliance with the Federal Pipeline Safety Improvement Act of 2002. On January 31, 2007, Oklahoma Natural Gas filed an application with the OCC seeking recovery of these costs. On August 31, 2007, the OCC issued an order approving a stipulation of the parties, which provides recovery of $7.2 million in IMP deferrals incurred as of July 31, 2007. The 2008 IMP application was made at the OCC on January 31, 2008, and covered the IMP deferrals for the months of August through December 2007, and the true-ups associated with the prior recovery period. This filing also requested $7.2 million to be recovered with a new IMP billing rate to be put in place in July 2008. Oklahoma Natural Gas will continue to defer IMP costs as they are incurred and expects to file a new application each year for recovery of any additional costs.

In August 2007, Texas Gas Service filed for a rate adjustment with the city of El Paso and the municipalities of Anthony, Clint, Horizon City, Socorro and Vinton. Texas Gas Service requested a total increase of $5.5 million. On February 5, 2008, the El Paso City Council approved a rate increase of approximately $3.1 million. The increase was effective on February 15, 2008.

In April 2008, the Texas Railroad Commission approved a rate increase in our South Texas jurisdiction. The increase will be effective May 2008 and increases revenues by $1.1 million annually.

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

Our Energy Services segment conducts business with ONEOK Partners, our affiliate, which comprises our ONEOK Partners segment. This segment also conducts business with our Distribution segment. These services are provided under agreements with market-based terms.

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

Numerous risk management opportunities and operational strategies exist that can be implemented through the use of storage facilities and transportation capacity. We utilize our industry knowledge and expertise in order to capitalize on opportunities that are provided through market volatility. We utilize our experience to optimize the value of our contracted assets, and we use our risk management and marketing capabilities to both manage risk and to generate additional returns. We manage our contracted transportation and storage capacity by utilizing derivative instruments such as over-the-counter forward swap and option contracts and NYMEX futures and options contracts. We apply a combination of cash flow and fair value hedge accounting when implementing hedging strategies that take advantage of favorable market conditions. See Note D of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information. Additionally, certain non-trading transactions, which are economic hedges of our accrual transactions, such as our storage and transportation contracts, will not qualify for hedge accounting treatment. These economic hedges receive mark-to-market accounting treatment, as they are derivative contracts and are not designated as part of a hedge relationship.

Selected Financial and Operating Information - The following tables set forth certain selected financial and operating information for our Energy Services segment for the periods indicated.

	Three Months Ended March 31,
Financial Results	2008	2007
	(Thousands of dollars)
Energy revenues	$2,359,739	$2,110,226
Energy trading revenues, net	(15,955)	1,348
Other revenues	19	132
Cost of sales and fuel	2,258,938	1,980,302
Net margin	84,865	131,404
Operating costs	10,165	10,729
Depreciation and amortization	378	538
Operating income	$74,322	$120,137

	Three Months Ended March 31,
Operating Information	2008	2007
Natural gas marketed (Bcf)	340	337
Natural gas gross margin ($/Mcf)	$0.17	$0.34
Physically settled volumes (Bcf)	636	639

Operating Results - Net margin decreased $46.5 million for the three months ended March 31, 2008, compared with the same period last year. This decrease was comprised of:

•	a net decrease of $47.9 million in storage and marketing margins primarily due to:
¡

a decrease of $20.9 million due to colder than anticipated weather and market conditions that increased the supply cost of managing our peaking and load following services and provided fewer opportunities to increase margins through optimization activities,

¡

a decrease of $14.3 million from storage margins, net of hedging activities, related to a more favorable price environment in the first quarter of 2007, which resulted in improved storage margins during that period and

¡	a decrease of $12.7 million from changes in the unrealized fair value of derivative instruments associated with storage and marketing activities,
•	a decrease of $7.8 million in our financial trading margins, partially offset by
•

an increase of $7.0 million in transportation margins, net of hedging activities, associated with business interruption insurance recoveries on the Cheyenne Plains pipeline capacity curtailments in 2007 and changes in the unrealized fair value of derivative instruments, which includes improved hedging effectiveness on our transport hedges and

•	an increase of $2.2 million in retail activities from sales margins and increased volumes.

Our natural gas in storage at March 31, 2008, was 14.6 Bcf compared with 37.3 Bcf at March 31, 2007. At March 31, 2008 and 2007, our total natural gas storage capacity under lease was 96 Bcf and 88 Bcf, respectively.

The acquisition of natural gas storage capacity has become more competitive as a result of new market entrants. The increased demand for storage capacity has resulted in an increase in both the cost of leasing storage capacity and the required term of the lease. Longer terms and increased costs for our storage capacity leases could result in significant increases in our contractual commitments.

The following table shows our margins by activity for the periods indicated.

	Three Months Ended March 31,
	2008	2007
	(Thousands of dollars)
Marketing and storage, gross	$137,678	$177,106
Less: Storage and transportation costs	(54,275)	(52,713)
Marketing and storage, net	83,403	124,393
Retail marketing	5,213	2,994
Financial trading	(3,751)	4,017
Net margin	$84,865	$131,404

Marketing and storage, net, primarily includes physical marketing, purchases and sales, firm storage and transportation capacity expense, including the impact of cash flow and fair value hedges and other derivative instruments used to manage our risk associated with these activities. Risk management and operational decisions have a significant impact on the net result of our storage activities. Origination gains are also a component of marketing activity, which is the fair value recognition of contracts that our wholesale marketing department structures to meet the risk management needs of our customers.

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

Contingencies

Legal Proceedings - We are a party to various litigation matters and claims that are in the normal course of our operations. While the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or liquidity.

Other - As a result of an internal review of a transaction that was brought to the attention of one of our affiliates by a third party, we conducted an internal review of transactions that may have violated FERC natural gas capacity release rules or related rules and determined that there were transactions that should have been disclosed to the FERC. We notified the FERC of this review and filed a report with the FERC regarding these transactions in March 2008. We are cooperating fully with the FERC and have taken action to ensure that current and future transactions comply with applicable FERC regulations. We are unable to predict the outcome of any FERC action in this matter. At this time, we do not believe that penalties associated with potential violations will have a material impact on our results of operations, financial position or liquidity.

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

Beginning in 2007 and continuing in 2008, the capital markets have been impacted by macroeconomic, liquidity, credit and other recessionary concerns. During this period, ONEOK and ONEOK Partners have continued to have access to ONEOK’s commercial paper program and ONEOK Partners Credit Agreement, respectively, to fund short-term liquidity needs. In 2008, ONEOK Partners issued common units and received additional contributions from us as general partner. See discussion below under “ONEOK Partners Common Units.” ONEOK Partners also issued $600 million of long-term debt in September 2007. Our ability to continue to access capital markets for debt and equity financing under reasonable terms depends on our financial condition, credit ratings and market condition. We anticipate that our existing capital resources, ability to obtain financing and cash flow generated from future operations will enable us to maintain our current level of operations and our planned operations, including capital expenditures, for the foreseeable future. We have no material guarantees of debt or other similar commitments to unaffiliated parties.

During the three months ended March 31, 2008 and 2007, ONEOK and ONEOK Partners’ capital expenditures were financed through operating cash flows and short- and long-term debt. For the three months ended March 31, 2008, ONEOK Partners’ capital expenditures were also financed through the issuance of ONEOK Partners’ common units. Total capital expenditures for the first three months of 2008 were $369.5 million, compared with $102.1 million for the same period in 2007, exclusive of acquisitions. Of these amounts, ONEOK Partners’ capital expenditures for the first three months of 2008 were $267.1 million, compared with $74.6 million for the same period in 2007, exclusive of acquisitions. The increase in capital expenditures for 2008, compared with 2007, is driven primarily by ONEOK Partners’ capital projects discussed beginning on page 27, and our purchase of ONEOK Plaza.

Financing - For ONEOK, financing is provided through available cash, commercial paper and long-term debt. ONEOK also has a credit agreement, which is used as a back-up for its commercial paper program and short-term liquidity needs. Other options to obtain financing include, but are not limited to, issuance of equity, issuance of mandatory convertible debt securities, issuance of trust preferred securities, asset securitization and sale/leaseback of facilities. ONEOK Partners’ operations are financed through available cash, the ONEOK Partners Credit Agreement, the issuance of common units or long-term debt.

The total amount of short-term borrowings authorized by ONEOK’s Board of Directors is $2.5 billion. The total amount of short-term borrowings authorized by the Board of Directors of ONEOK Partners GP, the general partner of ONEOK Partners, is $1.5 billion. At March 31, 2008, ONEOK had $265.6 million in commercial paper outstanding, $58.4 million in letters of credit issued and available cash and cash equivalents of approximately $35.9 million. The ONEOK Credit Agreement acts as a back-up to ONEOK’s commercial paper program. Considering outstanding commercial paper and letters of credit, ONEOK has $896 million available under the ONEOK Credit Agreement. At March 31, 2008, ONEOK Partners had no borrowings outstanding and $1.0 billion available under the ONEOK Partners Credit Agreement and available cash and cash equivalents of approximately $232.8 million. As of March 31, 2008, ONEOK could have issued $2.3 billion of additional debt under the most restrictive provisions contained in its various borrowing agreements. As of March 31, 2008, ONEOK Partners could have issued, under the most restrictive provisions of its agreements, $1.4 billion of additional debt.

ONEOK Partners has a $15 million Senior Unsecured Letter of Credit Facility and Reimbursement Agreement with Wells Fargo Bank, N.A., of which $12 million is currently being used, and an agreement with Royal Bank of Canada, pursuant to which a $12 million letter of credit was issued. Both agreements are used to support various permits required by the KDHE for ONEOK Partners’ ongoing business in Kansas.

The ONEOK Credit Agreement and the ONEOK Partners Credit Agreement contain typical covenants as discussed in Note H of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K, for the year ended December 31, 2007. At March 31, 2008, ONEOK and ONEOK Partners were in compliance with all covenants.

Capitalization Structure - The following table sets forth our consolidated capitalization structure for the periods indicated.

	March 31, 2008	December 31, 2007
Long-term debt	68%	70%
Equity	32%	30%
Debt (including Notes payable)	69%	71%
Equity	31%	29%

ONEOK does not guarantee the debt of ONEOK Partners. For purposes of determining compliance with financial covenants in the ONEOK Credit Agreement, the debt of ONEOK Partners is excluded. At March 31, 2008, ONEOK’s capitalization structure, excluding the debt of ONEOK Partners, was 48 percent debt and 52 percent equity, and at December 31, 2007, ONEOK’s capitalization structure, excluding the debt of ONEOK Partners, was 52 percent debt and 48 percent equity. In

February 2008, ONEOK repaid $402.3 million of matured long-term debt with cash from operations and short-term borrowings.

Credit Rating - Our investment grade credit ratings as of March 31, 2008, are shown in the table below.

	ONEOK		ONEOK Partners
Rating Agency	Rating	Outlook	Rating	Outlook

Moody's	Baa2	Stable	Baa2	Stable

S&P	BBB	Stable	BBB	Stable

ONEOK’s commercial paper is rated P2 by Moody’s and A2 by S&P. Credit ratings may be affected by a material change in financial ratios or a material event affecting the business. The most common criteria for assessment of credit ratings are the debt-to-capital ratio, business risk profile, pretax and after-tax interest coverage, and liquidity. If our credit ratings were downgraded, the interest rates on our commercial paper borrowings would increase, resulting in an increase in our cost to borrow funds, and we could potentially lose access to the commercial paper market. In the event that we are unable to borrow funds under our commercial paper program and there has not been a material adverse change in our business, we have access to the ONEOK Credit Agreement, which expires July 2011, and ONEOK Partners has access to the ONEOK Partners Credit Agreement that expires March 2012. An adverse rating change is not a default of ONEOK’s or ONEOK Partners’ credit agreements.

ONEOK Partners’ $250 million and $225 million long-term notes, due 2010 and 2011, respectively, contain provisions that require ONEOK Partners to offer to repurchase the senior notes at par value if its Moody’s or S&P credit rating falls below investment grade (Baa3 for Moody’s and BBB- for S&P) and the investment grade rating is not reinstated within a period of 40 days. Further, the indentures governing ONEOK Partners’ senior notes due 2010 and 2011 include an event of default upon acceleration of other indebtedness of $25 million or more and the indentures governing the senior notes due 2012, 2016, 2036 and 2037 include an event of default upon the acceleration of other indebtedness of $100 million or more that would be triggered by such an offer to repurchase. Such an event of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding senior notes due 2010, 2011, 2012, 2016, 2036 and 2037 to declare those notes immediately due and payable in full. ONEOK Partners may not have sufficient cash on hand to repurchase and repay any accelerated senior notes, which may cause it to borrow money under its credit facilities or seek alternative financing sources to finance the repurchases and repayment. ONEOK Partners could also face difficulties accessing capital or its borrowing costs could increase, impacting its ability to obtain financing for acquisitions or capital expenditures, to refinance indebtedness and to fulfill its debt obligations. A decline in ONEOK Partners’ credit rating below investment grade may also require ONEOK Partners to provide security to its counterparties in the form of cash, letters of credit or other negotiable instruments.

Our Energy Services segment relies upon the investment grade rating of ONEOK’s senior unsecured long-term debt to satisfy credit requirements with most of our counterparties. If ONEOK’s credit ratings were to decline below investment grade, our ability to participate in energy marketing and trading activities could be significantly limited. Without an investment grade rating, we may be required to fund margin requirements with our counterparties with cash, letters of credit or other negotiable instruments. At March 31, 2008, we could have been required to fund approximately $74.8 million in margin requirements upon such a downgrade. A decline in ONEOK’s credit rating below investment grade may also significantly impact other business segments.

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

Capital Projects - See the “Capital Projects” section beginning on page 27 for discussion of capital projects.

ONEOK Partners Common Units - In March 2008, we purchased from ONEOK Partners, in a private placement, an additional 5.4 million of ONEOK Partners’ common units for a total purchase price of approximately $303.2 million. In addition, ONEOK Partners completed a public offering of 2.5 million common units at $58.10 per common unit and received net proceeds of $140.4 million after deducting underwriting discounts but before offering expenses. In conjunction with ONEOK Partners’ private placement and the public offering of common units, we contributed $9.4 million to ONEOK Partners in order to maintain our 2 percent general partner interest. We funded these amounts with available cash and short-term borrowings. Following these transactions, our interest in ONEOK Partners increased to 47.8 percent.

In April 2008, ONEOK Partners sold an additional 128,873 common units at $58.10 per common unit to the underwriters of the public offering upon the partial exercise of their option to purchase additional common units to cover over-allotments. ONEOK Partners received net proceeds of approximately $7.2 million from the sale of these common units after deducting underwriting discounts but before offering expenses. In conjunction with the partial exercise by the underwriters, we contributed $0.2 million to ONEOK Partners in order to maintain our 2 percent general partner interest. Following these transactions, our interest in ONEOK Partners is 47.7 percent.

ONEOK Partners used a portion of the proceeds from the sale of common units and the general partner contributions to repay borrowings under its existing ONEOK Partners Credit Agreement.

Stock Repurchase Plan - For more information regarding the Stock Repurchase Plan, refer to discussion in Note G of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Commodity Prices - We are subject to commodity price volatility. Significant fluctuations in commodity price in either physical or financial energy contracts may impact our overall liquidity due to the impact the commodity price change has on items such as the cost of NGLs and gas held in storage, increased margin requirements, the cost of transportation to various market locations, collectibility of certain energy-related receivables and working capital. We believe that our current commercial paper program and ONEOK Partners’ lines of credit are adequate to meet liquidity requirements associated with commodity price volatility. See discussion beginning on page 44 under “Commodity Price Risk” in Item 3, Quantitative and Qualitative Disclosures about Market Risk for information on our hedging activities.

Pension and Postretirement Benefit Plans - Information about our pension and postretirement benefits plans is included in Note J of the Notes to Consolidate Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007. See Note H of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for 2008 anticipated contributions.

ENVIRONMENTAL AND SAFETY MATTERS

Environmental Liabilities - We are subject to multiple environmental and wildlife preservation laws and regulations affecting many aspects of our present and future operations, including air emissions, water quality, wastewater discharges, solid wastes and hazardous material, and substance management. These laws and regulations generally require us to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals. Failure to comply with these laws, regulations, permits and licenses may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. If an accidental leak or spill of hazardous substances or petroleum products occurs from our lines or facilities, in the process of transporting natural gas, NGLs, or refined products, or at any facility that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including investigation and clean up costs, which could materially affect our results of operations and cash flows. In addition, emission controls required under the federal Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities. We cannot assure that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from customers, could have a material adverse effect on our business, financial condition and results of operations.

Our expenditures for environmental evaluation and remediation to date have not been significant in relation to our results of operations, and there were no material effects upon earnings during the three months ended March 31, 2008 or 2007, related to compliance with environmental regulations.

For more information regarding our environmental liabilities, refer to discussion in Note I of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Currently, operating entities within ONEOK Partners participate in the gathering and processing and the transmission sectors and LDCs in our Distribution segment participate in the distribution sector of the United States Environmental Protection Agency’s Natural Gas STAR Program to voluntarily reduce methane emissions. In addition, we continue to focus on reducing methane loss through expanded implementation of best practices across our operations and analyzing options for additional emission reductions, including (i) closing older facilities and routing products to more efficient facilities, (ii) self-imposing permit limits at facilities where operationally feasible, (iii) utilizing electric motors on select compressor applications, and (iv) utilizing methods to limit the release of methane gas during pipeline maintenance and operations.

CASH FLOW ANALYSIS

Operating Cash Flows - Operating cash flows increased by $1.2 million for the three months ended March 31, 2008, compared with the same period in 2007. Although operating cash flows were relatively unchanged, working capital increased operating cash flows by $571.1 million for the three months ended March 31, 2008, compared with an increase of $585.7 million for the same period in 2007. Working capital for both periods was primarily influenced by natural gas and natural gas liquids in storage, which were sold during the winter heating seasons.

Investing Cash Flows - Cash used in investing activities was $363.6 million for the three months ended March 31, 2008, compared with $605.5 million for the same period in 2007. The decreased use of cash was primarily due to purchases of short-term investments during the first quarter of 2007. There were no purchases or sales of short-term investments during the same period in 2008. This decreased use of cash was partially offset by increased capital expenditures resulting from ONEOK Partners’ capital projects.

Financing Cash Flows - Cash used in financing activities was $287.3 million for the three months ended March 31, 2008, compared with $106.6 million for the same period in 2007.

In February 2008, we repaid $402.3 million of maturing long-term debt with available cash and short-term borrowings. Short-term borrowings increased $63.0 million during the first quarter of 2008.

In the first quarter of 2008, ONEOK Partners common unit offering generated approximately $140.4 million, after deducting underwriting discounts but before offering expenses, from the public offering of 2.5 million common units.

The three months ended March 31, 2007, includes $20.1 million settlement of the forward purchase contract related to our stock repurchase in late 2006, which settled in February 2007.

FORWARD-LOOKING STATEMENTS

Some of the statements contained and incorporated in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. The forward-looking statements relate to our anticipated financial performance, management’s plans and objectives for our future operations, our business prospects, the outcome of regulatory and legal proceedings, market conditions and other matters. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. The following discussion is intended to identify important factors that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

Forward-looking statements include the items identified in the preceding paragraph, the information concerning possible or assumed future results of our operations and other statements contained or incorporated in this Quarterly Report on Form 10-Q identified by words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “goal,” “forecast,” “could,” “may,” “continue,” “might,” “potential,” “scheduled” and other words and terms of similar meaning.

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other factors could also have material adverse effects on our future results. These and other risks are described in greater detail in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2007. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Other than as required under securities laws, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information, subsequent events or change in circumstances, expectations or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are consistent with those discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2007, except that, beginning January 1, 2008, we determine the fair value of our derivative instruments in accordance with Statement 157. See Notes A and C of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further discussion of Statement 157.

COMMODITY PRICE RISK

ONEOK Partners

ONEOK Partners is exposed to commodity price risk, primarily NGLs, as a result of receiving commodities in exchange for its gathering and processing services. To a lesser extent, ONEOK Partners is exposed to the relative price differential between NGLs and natural gas, or the gross processing spread, with respect to its keep-whole processing contracts. Based on current market conditions, the gross processing spread for the remainder of 2008 is expected to be above the five-year average. We are also exposed to the risk of price fluctuations and the cost of intervening transportation at various market locations. ONEOK Partners uses commodity fixed-price physical forwards and derivative contracts, including NYMEX-based futures and over-the-counter swaps, to minimize earnings volatility in its natural gas gathering and processing business related to natural gas, NGL and condensate price fluctuations.

ONEOK Partners reduces its gross processing spread exposure through a combination of physical and financial hedges. ONEOK Partners utilizes a portion of its percent-of-proceeds equity natural gas as an offset, or natural hedge, to an equivalent portion of its keep-whole shrink requirements. This has the effect of converting ONEOK Partners’ gross processing spread risk to NGL commodity price risk, and ONEOK Partners then uses financial instruments to hedge the sale of NGLs.

The following table sets forth ONEOK Partners’ hedging information for the remainder of 2008.

	Volumes Hedged	Average Price	Percentage Hedged
Natural gas liquids (Bbl/d) (a)	8,421	$ 1.31 / gallon	72%
Condensate (Bbl/d) (a)	799	$ 2.15 / gallon	73%
Total liquid sales (Bbl/d)	9,220	$ 1.39 / gallon	72%

Natural Gas (MMBtu/d) (a)	5,665	$ 9.23 / MMBtu	78%

(a) - Hedged with fixed-priced swaps.

ONEOK Partners’ commodity price risk is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at March 31, 2008, excluding the effects of hedging and assuming normal operating conditions. ONEOK Partners’ condensate sales are based on the price of crude oil. ONEOK Partners estimates the following:

•	a $0.01 per gallon increase in the composite price of NGLs would increase annual net margin by approximately $1.6 million,
•	a $1.00 per barrel increase in the price of crude oil would increase annual net margin by approximately $0.7 million, and
•	a $0.10 per MMBtu increase in the price of natural gas would increase annual net margin by approximately $0.3 million.

The above estimates of commodity price risk do not include any effects on demand for its services that might be caused by, or arise in conjunction with, price changes. For example, a change in the gross processing spread may cause a change in the amount of ethane extracted from the natural gas stream, impacting gathering and processing margins, NGL exchange revenues, natural gas deliveries and NGL volumes shipped.

Energy Services

Our Energy Services segment is exposed to commodity price risk, basis risk and price volatility arising from natural gas in storage, requirement contracts, asset management contracts and index-based purchases and sales of natural gas at various market locations. We minimize the volatility of our exposure to commodity price risk through the use of derivative instruments, which, under certain circumstances, are designated as cash flow or fair value hedges. We are also exposed to commodity price risk from fixed price purchases and sales of natural gas, which we hedge with derivative instruments. Both the fixed price purchases and sales and related derivatives are recorded at fair value.

Fair Value Component of Energy Marketing and Risk Management Assets and Liabilities - The following table sets forth the fair value component of our energy marketing and risk management assets and liabilities, excluding $186.2 million of net liabilities and $2.5 million of net assets from derivative instruments declared as either fair value or cash flow hedges and deferred option premiums, respectively.

Fair Value Component of Energy Marketing and Risk Management Assets and Liabilities
(Thousands of dollars)
Net fair value of derivatives outstanding at December 31, 2007	$25,171
Derivatives realized or otherwise settled during the period	1,257
Fair value of new derivatives when entered into during the period	7,211
Other changes in fair value	(16,414)
Net fair value of derivatives outstanding at March 31, 2008 (a)	$17,225

(a) - The maturities are as follows: $13.9 million matures through March 2009, $3.4 million matures through March 2012 and $(0.1) million matures through March 2014.

The net fair value of derivatives outstanding includes the effect of settled energy contracts and current period changes resulting primarily from newly originated transactions and the impact of market movements on the fair value of energy marketing and risk management assets and liabilities. See Note C of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further discussion of Fair Value Measurements.

For further discussion of trading activities and assumptions used in our trading activities, see the “Critical Accounting Policies and Estimates” section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Quarterly Report on Form 10-Q. Also, see Note D of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Value-at-Risk (VAR) Disclosure of Market Risk - The potential impact on our future earnings, as measured by VAR, was $15.6 million and $8.3 million at March 31, 2008 and 2007, respectively. The following table details the average, high and low daily VAR calculations for the periods indicated.

	Three Months Ended March 31,
Value-at-Risk	2008	2007
	(Millions of dollars)
Average	$12.4	$13.1
High	$24.9	$23.0
Low	$4.0	$5.5

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

INTEREST RATE RISK

General - We are subject to the risk of interest rate fluctuation in the normal course of business. We manage interest rate risk through the use of fixed-rate debt, floating-rate debt and, at times, interest-rate swaps. Fixed-rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. Floating-rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates. At March 31, 2008, the interest rate on 78.6 percent of our long-term debt, exclusive of the debt of our ONEOK Partners segment, was fixed after considering the impact of interest-rate swaps. At March 31, 2008, the interest rate on all of ONEOK Partners long-term debt was fixed.

At March 31, 2008, a 100 basis point move in the annual interest rate on our variable-rate long-term debt would have changed our annual interest expense by $3.4 million before taxes. This 100 basis point change assumes a parallel shift in the yield curve. If interest rates changed significantly, we would take actions to manage our exposure to the change. Since a specific action and the possible effects are uncertain, no change has been assumed.

Fair Value Hedges - See Note D of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for discussion of interest-rate swaps and net interest expense savings from terminated swaps.

Total savings from the interest-rate swaps and amortization of terminated swaps was $4.9 million for the three months ended March 31, 2008. The swaps are expected to net the following savings for the remainder of the year:

•	interest expense savings of $7.8 million related to the amortization of the terminated swaps, and
•	approximately $6.0 million in interest expense savings from the existing $340 million of swapped debt, based on LIBOR rates at March 31, 2008.

Total net swap savings for 2008 are expected to be $18.7 million, compared with $8.2 million for 2007.

CURRENCY RATE RISK

As a result of our Energy Services segment’s operations in Canada, we are subject to currency exposure from our commodity purchases and sales related to our firm transportation and storage contracts. Our objective with respect to currency risk is to reduce the exposure due to exchange-rate fluctuations. We use physical forward transactions, which result in an actual two-way flow of currency on the settlement date since we exchange U.S. dollars for Canadian dollars with another party. We have not designated these transactions for hedge accounting treatment; therefore, the gains and losses associated with the change in fair value are recorded in net margin. At March 31, 2008, our exposure to risk from currency translation was not material. There were no material currency translation gains or losses recorded during the three months ended March 31, 2008 and 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Quarterly Evaluation of Disclosure Controls and Procedures - As of the end of the period covered by this report, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, they concluded that as of March 31, 2008, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting - We have made no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information about our legal proceedings is included under Part I, Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 1A.	RISK FACTORS

Our investors should consider the risks set forth in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2007, that could affect us and our business. Although we have tried to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. Investors should carefully consider the discussion of risks and the other information included or incorporated by reference in this Quarterly Report on Form 10-Q, including “Forward-Looking Statements,” which are included in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information relating to our purchases of our common stock for the periods shown.

Period	Total Number of Shares Purchased			Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2008	197	(1)		$46.60	-	-
February 1-29, 2008	58	(1)		$48.12	-	-
March 1-31, 2008	10,629	(1	) (2)	$45.64	-	-

Total	10,884			$45.67	-

(1)	Includes shares repurchased directly from employees, pursuant to our Employee Stock Award Program, as follows:

197 shares for the period January 1-31, 2008

58 shares for the period February 1-29, 2008

29 shares for the period March 1-31, 2008

(2)	Includes shares withheld pursuant to attestation of ownership and deemed tendered to us in connection with the exercise of stock options under the ONEOK, Inc. Long-Term Incentive Plan, as follows:

10,600 shares for the period March 1-31, 2008

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit Description

10.1	Common Unit Purchase Agreement between ONEOK, Inc. and ONEOK Partners, L.P. dated March 11, 2008 (incorporated by reference from Exhibit 1.1 to our Form 8-K filed March 12, 2008).

31.1	Certification of John W. Gibson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Curtis L. Dinan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John W. Gibson pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Curtis L. Dinan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: May 2, 2008	By:	/s/ Curtis L. Dinan
Curtis L. Dinan
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)