Form 10-Q
period 2008-06-30
ONEOK INC /NEW/
filed 2008-08-06
CIK 1039684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

On July 31, 2008, the Company had 104,432,851 shares of common stock outstanding.

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

This page intentionally left blank.

PART I—FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2008	2007	2008	2007
	(Thousands of dollars, except per share amounts)

Revenues	$4,172,866	$2,876,241	$9,074,942	$6,682,449
Cost of sales and fuel	3,752,038	2,508,542	8,068,202	5,749,900
Net Margin	420,828	367,699	1,006,740	932,549
Operating Expenses
Operations and maintenance	171,431	158,016	339,423	316,659
Depreciation and amortization	59,701	55,644	119,180	112,094
General taxes	16,680	17,925	42,011	41,584
Total Operating Expenses	247,812	231,585	500,614	470,337
Gain (Loss) on Sale of Assets	(4)	(369)	9	1,834
Operating Income	173,012	135,745	506,135	464,046
Equity earnings from investments (Note K)	17,610	18,758	45,393	42,813
Allowance for equity funds used during construction	11,676	1,658	20,172	2,995
Other income	704	10,684	3,936	15,688
Other expense	(407)	(914)	(5,015)	(1,559)
Interest expense	(59,059)	(62,816)	(121,920)	(124,828)
Income before Minority Interests and Income Taxes	143,536	103,115	448,701	399,155
Minority interests in income of consolidated subsidiaries	(71,097)	(44,702)	(140,057)	(90,015)
Income taxes	(30,574)	(23,210)	(122,942)	(121,057)
Net Income	$41,865	$35,203	$185,702	$188,083

Earnings Per Share of Common Stock (Note L)
Net Earnings Per Share, Basic	$0.40	$0.32	$1.78	$1.70
Net Earnings Per Share, Diluted	$0.39	$0.31	$1.75	$1.67

Average Shares of Common Stock (Thousands)
Basic	104,340	110,879	104,255	110,874
Diluted	106,072	112,986	105,947	112,858

Dividends Declared Per Share of Common Stock	$0.38	$0.34	$0.76	$0.68

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)	June 30, 2008	December 31, 2007
Assets	(Thousands of dollars)

Current Assets
Cash and cash equivalents	$98,744	$19,105
Trade accounts and notes receivable, net	1,507,639	1,723,212
Gas and natural gas liquids in storage	902,129	841,362
Commodity exchanges and imbalances	156,581	82,938
Energy marketing and risk management assets (Note D)	263,386	168,609
Fair value of firm commitments (Note D)	221,826	19,179
Other current assets	118,222	97,070
Total Current Assets	3,268,527	2,951,475

Property, Plant and Equipment
Property, plant and equipment	8,609,681	7,893,492
Accumulated depreciation and amortization	2,133,100	2,048,311
Net Property, Plant and Equipment (Note A)	6,476,581	5,845,181

Investments and Other Assets
Goodwill and intangible assets	1,042,059	1,043,773
Energy marketing and risk management assets (Note D)	35,194	3,978
Investments in unconsolidated affiliates (Note K)	752,952	756,260
Other assets	593,759	461,367
Total Investments and Other Assets	2,423,964	2,265,378
Total Assets	$12,169,072	$11,062,034

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)	June 30, 2008	December 31, 2007
Liabilities and Shareholders’ Equity	(Thousands of dollars)

Current Liabilities
Current maturities of long-term debt	$118,186	$420,479
Notes payable	801,493	202,600
Accounts payable	1,730,041	1,436,005
Commodity exchanges and imbalances	379,619	252,095
Energy marketing and risk management liabilities (Note D)	389,542	133,903
Other current liabilities	310,717	436,585
Total Current Liabilities	3,729,598	2,881,667

Long-term Debt, excluding current maturities	4,104,994	4,215,046

Deferred Credits and Other Liabilities
Deferred income taxes	755,818	680,543
Energy marketing and risk management liabilities (Note D)	127,428	26,861
Other deferred credits	495,231	486,645
Total Deferred Credits and Other Liabilities	1,378,477	1,194,049

Commitments and Contingencies (Note I)

Minority Interests in Consolidated Subsidiaries	972,705	801,964

Shareholders’ Equity
Common stock, $0.01 par value:
authorized 300,000,000 shares; issued 121,528,787 shares and outstanding 104,429,175 shares at June 30, 2008; issued 121,115,217 shares and outstanding 103,987,476 shares at December 31, 2007	1,215	1,211
Paid in capital	1,286,461	1,273,800
Accumulated other comprehensive loss (Note E)	(113,396)	(7,069)
Retained earnings	1,517,982	1,411,492
Treasury stock, at cost: 17,099,612 shares at June 30, 2008 and 17,127,741 shares at December 31, 2007	(708,964)	(710,126)
Total Shareholders’ Equity	1,983,298	1,969,308
Total Liabilities and Shareholders’ Equity	$12,169,072	$11,062,034

See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Unaudited)	2008	2007
Operating Activities	(Thousands of dollars)
Net income	$185,702	$188,083
Depreciation and amortization	119,180	112,094
Allowance for equity funds used during construction	(20,172)	(2,995)
Gain on sale of assets	(9)	(1,834)
Minority interests in income of consolidated subsidiaries	140,057	90,015
Equity earnings from investments	(45,393)	(42,813)
Distributions received from unconsolidated affiliates	39,904	57,066
Deferred income taxes	65,374	34,731
Stock-based compensation expense	14,416	17,491
Allowance for doubtful accounts	6,965	8,301
Changes in assets and liabilities (net of acquisition and disposition effects):
Trade accounts and notes receivable	194,146	311,221
Gas and natural gas liquids in storage	(85,083)	137,544
Accounts payable	261,530	11,658
Commodity exchanges and imbalances, net	53,881	15,026
Energy marketing and risk management assets and liabilities	60,977	42,110
Fair value of firm commitments	(350,626)	(34,703)
Other assets and liabilities	(106,044)	24,154
Cash Provided by Operating Activities	534,805	967,149
Investing Activities
Changes in investments in unconsolidated affiliates	6,480	(7,653)
Capital expenditures (less allowance for equity funds used during construction)	(640,048)	(281,434)
Changes in short-term investments	-	5,088
Proceeds from sale of assets	201	3,763
Proceeds from insurance	9,792	-
Other	2,450	-
Cash Used in Investing Activities	(621,125)	(280,236)
Financing Activities
Borrowing (repayment) of notes payable, net	598,893	99,000
Payment of debt	(408,789)	(3,887)
Repurchase of common stock	(29)	(390,152)
Issuance of common stock	5,786	9,081
Issuance of common units, net of discounts	146,969	-
Dividends paid	(79,212)	(75,444)
Distributions to minority interests	(97,659)	(90,491)
Cash Provided by (Used in) Financing Activities	165,959	(451,893)
Change in Cash and Cash Equivalents	79,639	235,020
Cash and Cash Equivalents at Beginning of Period	19,105	68,268
Cash and Cash Equivalents at End of Period	$98,744	$303,288

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)	Common Stock Issued	Common Stock	Paid in Capital	Accumulated Other Comprehensive Income (Loss)
	(Shares)		(Thousands of dollars)
December 31, 2007	121,115,217	$1,211	$1,273,800	$(7,069)
Net income	-	-	-	-
Other comprehensive income (loss) (Note E)	-	-	-	(106,327)
Total comprehensive income
Repurchase of common stock	-	-	-	-
Common stock issued	413,570	4	12,661	-
Common stock dividends - $0.76 per share (Note F)	-	-	-	-
June 30, 2008	121,528,787	$1,215	$1,286,461	$(113,396)

See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Continued)

(Unaudited)	Retained Earnings	Treasury Stock	Total
	(Thousands of dollars)
December 31, 2007	$1,411,492	$(710,126)	$1,969,308
Net income	185,702	-	185,702
Other comprehensive income (loss) (Note E)	-	-	(106,327)

Total comprehensive income			79,375

Repurchase of common stock	-	(29)	(29)
Common stock issued	-	1,191	13,856
Common stock dividends - $0.76 per share (Note F)	(79,212)	-	(79,212)
June 30, 2008	$1,517,982	$(708,964)	$1,983,298

ONEOK, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A.	SUMMARY OF ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007. Due to the seasonal nature of our business, the results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for a 12-month period.

Our accounting policies are consistent with those disclosed in Note A of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007.

Critical Accounting Policies

Fair Value Measurements

General - In September 2006, the FASB issued Statement 157, “Fair Value Measurements,” which establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. Beginning January 1, 2008, we partially applied Statement 157 as allowed by FASB Staff Position (FSP) 157-2, which delayed the effective date of Statement 157 for nonrecurring fair value measurements associated with our nonfinancial assets and liabilities. As of January 1, 2008, we applied the provisions of Statement 157 to our recurring fair value measurements, and the impact was not material. See Note C for disclosure of fair value measurements for our financial instruments. Under FSP 157-2, we will be required to apply Statement 157 to our nonrecurring fair value measurements associated with our nonfinancial assets and liabilities beginning January 1, 2009. We are currently reviewing the impact of Statement 157 to our nonrecurring fair value measurements associated with our nonfinancial assets and liabilities, as well as the potential impact on our consolidated financial statements.

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

Determining Fair Value - Statement 157 defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. We use the market and income approaches to determine the fair value of our assets and liabilities and consider the markets in which the transactions are executed. While many of the contracts in our portfolio are executed in liquid markets where price transparency exists, some contracts are executed in markets for which market prices may exist but the market may be relatively inactive. This results in limited price transparency that requires management’s judgment and assumptions to estimate fair values. Inputs into our fair value estimates include commodity exchange prices, over-the-counter quotes, volatility, historical correlations of pricing data and LIBOR and other liquid money market instrument rates. We also utilize internally developed basis curves that incorporate observable and unobservable market data. We validate our valuation inputs with third-party information and settlement prices from other sources where available. In addition, as prescribed by the income approach, we compute the fair value of our derivative portfolio by discounting the projected future cash flows from our derivative assets and liabilities to present value. The interest rate yields used to calculate the present value discount factors are derived from LIBOR, Eurodollar futures and Treasury swaps. The projected cash flows are then multiplied by the appropriate discount factors to determine the present value or fair value of our derivative instruments. We also take into consideration the potential impact on market prices of liquidating positions in an orderly manner over a reasonable period of time under current market conditions. Finally, we consider credit risk of our counterparties on the fair value of our derivative assets, as well as our own credit risk for derivative liabilities, using default probabilities and recovery rates, net of collateral. Although we use our best estimates to determine the fair value of the derivative contracts we have executed, the ultimate market prices realized could differ from our estimates, and the differences could be material.

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

See Note D for more discussion of derivatives and risk management activities.

Significant Accounting Policies

Property - The following table sets forth our property, by segment, for the periods presented.

	June 30, 2008	December 31, 2007
Non-Regulated	(Thousands of dollars)
ONEOK Partners	$2,297,704	$2,112,394
Energy Services	7,860	7,845
Other	221,914	177,356
Regulated
ONEOK Partners	2,742,984	2,323,977
Distribution	3,339,219	3,271,920
Property, plant and equipment	8,609,681	7,893,492
Accumulated depreciation and amortization	2,133,100	2,048,311
Net property, plant and equipment	$6,476,581	$5,845,181

At June 30, 2008, property, plant and equipment on our Consolidated Balance Sheet included construction work in process of $1,256.3 million that had not yet been put in service and therefore was not being depreciated. Of this amount, $1,212.6 million was related to our ONEOK Partners segment, $35.3 million was related to our Distribution segment and $8.4 million was related to our Other segment.

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

Master Netting Arrangements - In April 2007, the FASB issued Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” which requires entities that offset the fair value amounts recognized for derivative receivables and payables to also offset the fair value amounts recognized for the right to reclaim cash collateral with the same counterparty under a master netting agreement. We have applied the provisions of FIN 39-1 to our consolidated financial statements beginning January 1, 2008, and the impact was not material. See Note C for applicable disclosures.

Business Combinations - In December 2007, the FASB issued Statement 141R, “Business Combinations,” which will require most identifiable assets, liabilities, noncontrolling interest (previously referred to as minority interest) and goodwill acquired in a business combination to be recorded at fair value. Statement 141R is effective for our year beginning January 1, 2009, and will be applied prospectively. Based upon our initial review of Statement 141R, there is no impact on our current consolidated financial statements.

Noncontrolling Interests - In December 2007, the FASB issued Statement 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51,” which requires noncontrolling interest (previously referred to as minority interest) to be reported as a component of equity. Statement 160 is effective for our year beginning January 1, 2009, and will require retroactive adoption of the presentation and disclosure requirements for existing minority interests. Based upon our initial review of Statement 160, we do not expect the provisions of Statement 160 to have a material impact on our consolidated financial statements; however, certain financial statement presentation changes and additional required disclosures will be applicable to us.

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

B.	ACQUISITION

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

See Note A for a discussion of our fair value measurements and the fair value hierarchy. The following table sets forth our recurring fair value measurements for the period indicated.

	June 30, 2008
	Level 1	Level 2	Level 3	Netting (a)	Total
	(Thousands of dollars)
Assets
Derivatives	$552,946	$-	$855,633	$(1,121,300)	$287,279
Available-for-sale investment securities	15,271	-	-	-	15,271
Fair value of firm commitments	-	-	393,310	-	393,310
Total assets	$568,217	$-	$1,248,943	$(1,121,300)	$695,860

Liabilities
Derivatives	$(669,462)	$-	$(1,265,994)	$1,431,153	$(504,303)
Long-term debt swapped to floating	-	-	(340,208)	-	(340,208)
Total liabilities	$(669,462)	$-	$(1,606,202)	$1,431,153	$(844,511)

(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral in accordance with FIN 39-1, when a legally enforceable master netting arrangement exists between us and the counterparty to a derivative contract. At June 30, 2008, we held $0.1 million of cash collateral and posted $310.0 million of cash collateral with various counterparties.

For derivatives for which fair value is determined based on multiple inputs, Statement 157 requires that the measurement for an individual derivative be categorized within a single level based on the lowest level input that is significant to the fair value measurement in its entirety.

Our Level 1 fair value measurements are primarily based on NYMEX-settled prices, actively quoted prices for equity securities and foreign currency forward exchange rates. These balances are predominantly comprised of exchange-traded instruments such as futures and options for natural gas and crude oil, exchange-settled natural gas swaps and non-exchange traded financial instruments for which the fair value is determined using NYMEX prices. Also included in Level 1 are available-for-sale securities and foreign currency forwards.

Our Level 3 inputs are based on over-the-counter quotes, market volatilities derived from NYMEX-settled prices, internally developed basis curves incorporating observable and unobservable market data, modeling techniques using observable market data and historical correlations of NGL product prices to crude oil, and spot and forward LIBOR curves. The derivatives categorized as Level 3 include over-the-counter swaps and options for natural gas and crude oil, NGL swaps and forwards, natural gas basis and swing swaps and physical forward contracts, and interest-rate swaps. Also included in Level 3 are the fair values of firm commitments and long-term debt that have been hedged.

The following tables set forth the reconciliation of Level 3 fair value measurements for the periods indicated.

	Derivative Assets (Liabilities)	Fair Value of Firm Commitments	Long-Term Debt	Total
	(Thousands of dollars)
March 31, 2008	$(131,942)	$135,538	$(347,705)	$(344,109)
Total realized/unrealized gains (losses):
Included in earnings (a)	(283,285)	257,772	7,497	(18,016)
Included in other comprehensive income (loss)	(27,272)	-	-	(27,272)
Transfers in and/or out of Level 3	32,138	-	-	32,138
June 30, 2008	$(410,361)	$393,310	$(340,208)	$(357,259)

Total gains (losses) for the three-month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2008 (a)	$(260,918)	$275,631	$7,497	$22,210

(a) - Reported in revenues in our Consolidated Statements of Income.

	Derivative Assets (Liabilities)	Fair Value of Firm Commitments	Long-Term Debt	Total
	(Thousands of dollars)
January 1, 2008	$(54,582)	$42,684	$(338,538)	$(350,436)
Total realized/unrealized gains (losses):
Included in earnings (a)	(383,911)	350,626	(1,670)	(34,955)
Included in other comprehensive income (loss)	(4,006)	-	-	(4,006)
Transfers in and/or out of Level 3	32,138	-	-	32,138
June 30, 2008	$(410,361)	$393,310	$(340,208)	$(357,259)

Total gains (losses) for the six-month period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2008 (a)	$(344,451)	$360,534	$(1,670)	$14,413

(a) - Reported in revenues in our Consolidated Statements of Income.

D.	ENERGY MARKETING AND RISK MANAGEMENT ACTIVITIES

Accounting Treatment - We account for derivative instruments and hedging activities in accordance with Statement 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Under Statement 133, entities are required to record derivative instruments at fair value, with the exception of normal purchases and normal sales that are expected to result in physical delivery. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. If the derivative instrument does not qualify or is not designated as part of a hedging relationship, we account for changes in fair value of the derivative instrument in earnings as they occur. We record changes in the fair value of derivative instruments that are considered held for trading purposes as revenues and derivative instruments considered not held for trading purposes as cost of sales and fuel in our Consolidated Statements of Income. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposure to changes in fair values, cash flows or foreign currencies. For hedges of exposure to changes in fair value, the gain or loss on the derivative instrument is recognized in earnings during the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The difference between the change in fair value of the derivative instrument and the change in fair value of the hedged item represents hedge ineffectiveness, which is reported in earnings during the period the ineffectiveness occurs. For hedges of exposure to changes in cash flow, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of accumulated other comprehensive income (loss) and is subsequently recorded in earnings when the forecasted transaction affects earnings.

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

Fair Value Hedges - In prior years, we and ONEOK Partners terminated various interest-rate swap agreements. The net savings from the termination of these swaps is being recognized in interest expense over the terms of the debt instruments originally hedged. Net interest expense savings for the six months ended June 30, 2008, from amortization of terminated swaps was $5.2 million, and the remaining net savings for all terminated swaps will be recognized over the following periods.

		ONEOK
	ONEOK	Partners	Total
	(Millions of dollars)
Remainder of 2008	$3.3	$1.9	$5.2
2009	5.6	3.7	9.3
2010	5.5	3.7	9.2
2011	2.5	0.9	3.4
2012	0.8	-	0.8
Thereafter	12.0	-	12.0

At June 30, 2008, the interest on $340 million of our fixed-rate debt was swapped to floating using interest-rate swaps. The floating rate was based on both the three- and six-month LIBOR, depending upon the swap. Based on the actual performance through June 30, 2008, the weighted-average interest rate on the swapped debt decreased from 6.44 percent to 5.35 percent. At June 30, 2008, we recorded a net asset of $0.2 million to recognize the interest-rate swaps at fair value. Long-term debt was increased by $0.2 million to recognize the change in the fair value of the related hedged debt. ONEOK Partners had no interest-rate swap agreements at June 30, 2008.

Our Energy Services segment uses basis swaps to hedge the fair value of certain firm transportation commitments. Net gains or losses from the fair value hedges and ineffectiveness are recorded to cost of sales and fuel. The ineffectiveness related to these hedges included losses of $0.7 million and losses of $3.3 million for the three months ended June 30, 2008 and 2007, respectively. The ineffectiveness related to these hedges included gains of $0.3 million and losses of $5.7 million for the six months ended June 30, 2008 and 2007, respectively.

In September 2007, our Energy Services segment was notified that a portion of the volume contracted under our firm transportation agreement with Cheyenne Plains Gas Pipeline Company would be curtailed due to a fire at a Cheyenne Plains pipeline compressor station. The fire damaged a significant amount of instrumentation and electrical wiring, causing Cheyenne Plains Gas Pipeline Company to declare a force majeure event on the pipeline. This firm commitment was hedged in accordance with Statement 133. The discontinuance of fair value hedge accounting on the portion of the firm commitment that was impacted by the force majeure event resulted in a loss of approximately $5.5 million in the third quarter of 2007, of which $2.4 million of insurance proceeds were recovered and recognized in the first quarter of 2008.

Cash Flow Hedges - Our Energy Services segment uses derivative instruments to hedge the cash flows associated with our anticipated purchases and sales of natural gas and cost of fuel used in the transportation of natural gas. Accumulated other comprehensive income (loss) at June 30, 2008, includes losses of approximately $59.2 million, net of tax, related to these hedges that will be realized within the next 18 months as the forecasted transactions affect earnings. If prices remain at current levels, we will recognize $60.8 million in net losses over the next 12 months, and we will recognize net gains of $1.6 million thereafter. In accordance with Statement 133, the actual gains or losses will be reclassified into earnings when the related physical transactions affect earnings.

Our ONEOK Partners segment periodically enters into derivative instruments to hedge the cash flows associated with its exposure to changes in the price of natural gas, NGLs and condensate. At June 30, 2008, our ONEOK Partners’ segment reflected an unrealized loss of $15.1 million, net of tax, in accumulated other comprehensive income (loss), with a corresponding offset in energy marketing and risk management assets and liabilities, all of which will be recognized over the next 18 months. If prices remain at current levels, our ONEOK Partners segment will recognize $14.2 million in net losses over the next 12 months, and net losses of $0.9 million thereafter.

Ineffectiveness related to our cash flow hedges resulted in losses of approximately $0.6 million and losses of approximately $0.5 million for the three months ended June 30, 2008 and 2007, respectively. Ineffectiveness related to our cash flow hedges resulted in losses of approximately $1.8 million and losses of approximately $0.7 million for the six months ended June 30, 2008 and 2007, respectively. In the event that forecasted transactions do not occur, we would discontinue cash flow hedge treatment, which would affect earnings. There were no material gains or losses during the three and six months ended June 30, 2008 and 2007, due to the discontinuance of cash flow hedge treatment.

E.	OTHER COMPREHENSIVE INCOME (LOSS)

The tables below show the gross amount of other comprehensive income (loss) and related tax (expense) benefit for the periods indicated.

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Gross	Tax Benefit	Net	Gross	Tax (Expense) Benefit	Net
	(Thousands of dollars)
Unrealized gains (losses) on energy marketing and risk management assets/liabilities	$(72,407)	$28,007	$(44,400)	$44,354	$(17,561)	$26,793
Unrealized holding losses arising during the period	(1,112)	430	(682)	(1,831)	709	(1,122)
Change in pension and postretirement benefit plan liability	(4,025)	1,557	(2,468)	(4,081)	1,578	(2,503)
Less: Realized gains (losses) recognized in net income	(15,217)	5,886	(9,331)	25,284	(9,780)	15,504
Other comprehensive income (loss)	$(62,327)	$24,108	$(38,219)	$13,158	$(5,494)	$7,664

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Gross	Tax Benefit	Net	Gross	Tax (Expense) Benefit	Net
	(Thousands of dollars)
Unrealized losses on energy marketing and risk management assets/liabilities	$(162,653)	$66,120	$(96,533)	$(22,911)	$7,774	$(15,137)
Unrealized holding gains (losses) arising during the period	(8,881)	3,435	(5,446)	293	(113)	180
Change in pension and postretirement benefit plan liability	(8,050)	3,113	(4,937)	(5,867)	2,269	(3,598)
Less: Realized gains (losses) recognized in net income	(960)	371	(589)	128,320	(49,634)	78,686
Other comprehensive loss	$(178,624)	$72,297	$(106,327)	$(156,805)	$59,564	$(97,241)

The table below shows the balance in accumulated other comprehensive income (loss) for the periods indicated.

	Unrealized Gains (Losses) on Energy Marketing and Risk Management Assets/Liabilities	Unrealized Gains (Losses) on Available-for-Sale Securities	Pension and Postretirement Benefit Plan Obligations	Accumulated Other Comprehensive Loss
		(Thousands of dollars)
December 31, 2007	$25,328	$13,678	$(46,075)	$(7,069)
Other comprehensive loss	(95,944)	(5,446)	(4,937)	(106,327)
June 30, 2008	$(70,616)	$8,232	$(51,012)	$(113,396)

F.	CAPITAL STOCK

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

Dividends - Quarterly dividends paid on our common stock to shareholders of record as of the close of business on January 31, 2008, and April 30, 2008, were $0.38 per share. Additionally, a quarterly dividend of $0.40 per share was declared in July 2008, payable in the third quarter of 2008.

G.	CREDIT FACILITIES AND SHORT-TERM NOTES PAYABLE

ONEOK’s $1.2 billion credit agreement (ONEOK Credit Agreement) and ONEOK Partners’ revolving credit agreement (ONEOK Partners Credit Agreement) contain typical covenants as discussed in Note H of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007. At June 30, 2008, ONEOK and ONEOK Partners were in compliance with all covenants.

At June 30, 2008, ONEOK had $681.5 million in commercial paper outstanding and $84.6 million in letters of credit issued under the ONEOK Credit Agreement, leaving $433.9 million of credit available under the ONEOK Credit Agreement. The ONEOK Credit Agreement acts as a back-up to ONEOK’s commercial paper program. In addition, ONEOK had $30.3 million in other letters of credit issued at June 30, 2008.

At June 30, 2008, ONEOK Partners had $120 million in borrowings outstanding and $880 million of credit available under the ONEOK Partners Credit Agreement. ONEOK Partners has a $15 million Senior Unsecured Letter of Credit Facility and Reimbursement Agreement with Wells Fargo Bank, N.A., of which $12 million is currently being used, and an agreement with Royal Bank of Canada, pursuant to which a $12 million letter of credit was issued. Both agreements are used to support various permits required by the KDHE for ONEOK Partners’ ongoing business in Kansas.

In August 2008, we entered into a $400 million 364-day credit agreement (364-Day Facility). The interest rate is based, at our election, on either (i) the higher of prime or one-half of one percent above the Federal Funds Rate or (ii) the Eurodollar rate plus a set number of basis points based on our current long-term unsecured debt ratings by Moody’s and S&P. The 364-Day Facility will be used as an additional back-up to our commercial paper program and for working capital, capital expenditures and other general corporate purposes. The 364-Day Facility contains substantially similar affirmative and negative covenants as the ONEOK Credit Agreement.

H.	EMPLOYEE BENEFIT PLANS

The following table sets forth the components of net periodic benefit cost for our pension and other postretirement benefit plans for the periods indicated.

	Pension Benefits Three Months Ended June 30,		Pension Benefits Six Months Ended June 30,
	2008	2007	2008	2007
Components of Net Periodic Benefit Cost	(Thousands of dollars)
Service cost	$5,041	$5,262	$10,082	$10,526
Interest cost	12,451	12,152	24,902	24,305
Expected return on assets	(15,317)	(14,538)	(30,634)	(29,078)
Amortization of unrecognized prior service cost	388	371	776	743
Amortization of net loss	2,386	4,035	4,772	8,070
Net periodic benefit cost	$4,949	$7,282	$9,898	$14,566

	Postretirement Benefits Three Months Ended June 30,		Postretirement Benefits Six Months Ended June 30,
	2008	2007	2008	2007
Components of Net Periodic Benefit Cost	(Thousands of dollars)
Service cost	$1,419	$1,598	$2,838	$3,196
Interest cost	4,475	3,957	8,950	7,915
Expected return on assets	(1,855)	(1,597)	(3,710)	(3,194)
Amortization of unrecognized net asset at adoption	797	797	1,594	1,595
Amortization of unrecognized prior service cost	(501)	(569)	(1,002)	(1,139)
Amortization of net loss	2,743	2,482	5,486	4,964
Net periodic benefit cost	$7,078	$6,668	$14,156	$13,337

Contributions - For the six months ended June 30, 2008, contributions of $2.1 million were made to our pension plan and $1.2 million to our postretirement benefit plan. Additionally, we made benefit payments from our pension plan of $9.9 million and from our postretirement benefit plan of $7.7 million in the six months ended June 30, 2008. We presently anticipate our total 2008 contributions to fund future benefits will be $3.1 million for the pension plan and $11.0 million for the postretirement benefit plan. Additionally, the 2008 expected benefit payments from our pension plan are estimated to be $49.7 million, and the 2008 expected benefit payments from our postretirement benefit plan are estimated to be $16.7 million.

I.	COMMITMENTS AND CONTINGENCIES

Operating Leases - In July 2007, ONEOK Leasing Company, L.L.C., our subsidiary, gave notice of its intent to exercise its option to purchase ONEOK Plaza on or before the end of the lease term that was set to expire on September 30, 2009. On March 27, 2008, ONEOK Leasing Company, L.L.C., purchased ONEOK Plaza for a total purchase price of approximately $48 million, which included $17.1 million for the present value of the remaining lease payments and $30.9 million for the base purchase price.

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

FERC Matter - As a result of an internal review of a transaction that was brought to the attention of one of our affiliates by a third party, we conducted an internal review of transactions that may have violated FERC natural gas capacity release rules or related rules and determined that there were transactions that should have been disclosed to the FERC. We notified the FERC of this review and filed a report with the FERC regarding these transactions in March 2008. We are cooperating fully with the FERC and have taken action to ensure that current and future transactions comply with applicable FERC regulations. We are unable to predict the outcome of any FERC action in this matter. At this time, we do not believe that penalties associated with potential violations will have a material impact on our results of operations, financial position or liquidity.

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

Customers - We had no single external customer from which we received 10 percent or more of our consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated.

Three Months Ended June 30, 2008	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$1,939,570	$374,115	$1,858,380	$801	$4,172,866
Intersegment sales	204,322	2	167,284	(371,608)	-
Total revenues	$2,143,892	$374,117	$2,025,664	$(370,807)	$4,172,866

Net margin	$280,933	$134,993	$4,173	$729	$420,828
Operating costs	87,158	93,883	8,357	(1,287)	188,111
Depreciation and amortization	30,033	29,074	198	396	59,701
Gain (loss) on sale of assets	(3)	-	-	(1)	(4)
Operating income	$163,739	$12,036	$(4,382)	$1,619	$173,012

Equity earnings from investments	$17,610	$-	$-	$-	$17,610
Capital expenditures	$257,529	$39,706	$15	$3,267	$300,517

(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment’s regulated operations had revenues of $108.2 million, net margin of $79.0 million and operating income of $37.1 million for the three months ended June 30, 2008.

(b) - All of our Distribution segment’s operations are regulated.

Three Months Ended June 30, 2007	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$1,210,520	$357,267	$1,307,664	$790	$2,876,241
Intersegment sales	164,794	4	109,806	(274,604)	-
Total revenues	$1,375,314	$357,271	$1,417,470	$(273,814)	$2,876,241

Net margin	$217,570	$130,368	$19,058	$703	$367,699
Operating costs	81,620	91,614	8,355	(5,648)	175,941
Depreciation and amortization	28,013	26,970	537	124	55,644
Gain (loss) on sale of assets	(379)	-	-	10	(369)
Operating income	$107,558	$11,784	$10,166	$6,237	$135,745

Equity earnings from investments	$18,758	$-	$-	$-	$18,758
Capital expenditures	$131,827	$42,766	$-	$4,706	$179,299

(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment’s regulated operations had revenues of $74.6 million, net margin of $62.1 million and operating income of $25.5 million for the three months ended June 30, 2007.

(b) - All of our Distribution segment’s operations are regulated.

Six Months Ended June 30, 2008	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$3,815,270	$1,287,776	$3,970,224	$1,672	$9,074,942
Intersegment sales	387,657	4	399,243	(786,904)	-
Total revenues	$4,202,927	$1,287,780	$4,369,467	$(785,232)	$9,074,942

Net margin	$549,458	$366,681	$89,038	$1,563	$1,006,740
Operating costs	175,240	188,065	18,522	(393)	381,434
Depreciation and amortization	59,975	58,024	576	605	119,180
Gain (loss) on sale of assets	28	(18)	-	(1)	9
Operating income	$314,271	$120,574	$69,940	$1,350	$506,135

Equity earnings from investments	$45,393	$-	$-	$-	$45,393
Investments in unconsolidated affiliates	$752,952	$-	$-	$-	$752,952
Minority interests in consolidated subsidiaries	$5,911	$-	$-	$966,794	$972,705
Total assets	$6,869,540	$2,634,667	$1,763,545	$901,320	$12,169,072
Capital expenditures	$524,587	$70,355	$15	$45,091	$640,048

(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment’s regulated operations had revenues of $224.0 million, net margin of $160.9 million and operating income of $74.7 million, for the six months ended June 30, 2008.

(b) - All of our Distribution segment’s operations are regulated.

Six Months Ended June 30, 2007	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$2,222,858	$1,238,289	$3,219,559	$1,743	$6,682,449
Intersegment sales	321,130	4	309,617	(630,751)	-
Total revenues	$2,543,988	$1,238,293	$3,529,176	$(629,008)	$6,682,449

Net margin	$422,940	$357,596	$150,462	$1,551	$932,549
Operating costs	157,304	187,329	19,084	(5,474)	358,243
Depreciation and amortization	55,526	55,245	1,075	248	112,094
Gain (loss) on sale of assets	1,824	-	-	10	1,834
Operating income	$211,934	$115,022	$130,303	$6,787	$464,046

Equity earnings from investments	$42,813	$-	$-	$-	$42,813
Investments in unconsolidated affiliates	$741,851	$-	$-	$-	$741,851
Minority interests in consolidated subsidiaries	$5,710	$-	$-	$790,544	$796,254
Total assets	$5,134,445	$2,740,656	$1,733,633	$379,796	$9,988,530
Capital expenditures	$206,391	$68,196	$-	$6,847	$281,434

(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment’s regulated operations had revenues of $158.0 million, net margin of $129.0 million and operating income of $59.5 million, for the six months ended June 30, 2007.

(b) - All of our Distribution segment’s operations are regulated.

K.	UNCONSOLIDATED AFFILIATES

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated. All amounts in the table below are equity earnings from investments in our ONEOK Partners segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Thousands of dollars)
Northern Border Pipeline	$8,880	$10,511	$28,661	$28,551
Bighorn Gas Gathering, L.L.C.	2,005	2,009	4,323	3,700
Fort Union Gas Gathering	3,464	2,567	5,759	5,155
Lost Creek Gathering Company, L.L.C.	1,797	304	3,082	1,633
Other	1,464	3,367	3,568	3,774
Equity earnings from investments	$17,610	$18,758	$45,393	$42,813

Unconsolidated Affiliates Financial Information - Summarized combined financial information of our unconsolidated affiliates is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited)	2008	2007	2008	2007
Income Statement	(Thousands of dollars)
Revenues	$95,040	$88,619	$206,435	$188,887
Operating expenses	45,201	43,561	88,545	82,705
Net income	33,927	33,747	89,748	83,483

Distributions paid to ONEOK Partners	$33,214	$30,611	$60,627	$57,066

L.	EARNINGS PER SHARE INFORMATION

We compute earnings per common share (EPS) as described in Note Q of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007.

The following tables set forth the computations of the basic and diluted EPS for the periods indicated.

	Three Months Ended June 30, 2008
	Income	Shares	Per Share Amount
Basic EPS from continuing operations	(Thousands, except per share amounts)
Income from continuing operations available for common stock	$41,865	104,340	$0.40
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	1,732

Income from continuing operations available for common stock and common stock equivalents	$41,865	106,072	$0.39

	Three Months Ended June 30, 2007
	Income	Shares	Per Share Amount
Basic EPS from continuing operations	(Thousands, except per share amounts)
Income from continuing operations available for common stock	$35,203	110,879	$0.32
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	2,107

Income from continuing operations available for common stock and common stock equivalents	$35,203	112,986	$0.31

	Six Months Ended June 30, 2008
	Income	Shares	Per Share Amount
Basic EPS from continuing operations	(Thousands, except per share amounts)
Income from continuing operations available for common stock	$185,702	104,255	$1.78
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	1,692

Income from continuing operations available for common stock and common stock equivalents	$185,702	105,947	$1.75

	Six Months Ended June 30, 2007
	Income	Shares	Per Share Amount
Basic EPS from continuing operations	(Thousands, except per share amounts)
Income from continuing operations available for common stock	$188,083	110,874	$1.70
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	1,984

Income from continuing operations available for common stock and common stock equivalents	$188,083	112,858	$1.67

There were no anti-dilutive option shares for the three months ended June 30, 2008, the three months ended June 30, 2007, or the six months ended June 30, 2008. There were 9,202 option shares excluded from the calculation of diluted EPS for the six months ended June 30, 2007, since their inclusion would have been anti-dilutive.

M.	ONEOK PARTNERS

Ownership Interest in ONEOK Partners - Our ownership interest in ONEOK Partners is shown in the following table for the periods indicated.

	June 30, 2008		December 31, 2007
General partner interest	2.0%		2.0%
Limited partner interest	45.7	%(a)	43.7	%(b)
Total ownership interest	47.7%		45.7%

(a) - Represents 5.9 million common units and approximately 36.5 million Class B units, which are convertible, at our option, into common units.

(b) - Represents 0.5 million common units and approximately 36.5 million Class B units, which are convertible, at our option, into common units.

In March 2008, we purchased from ONEOK Partners, in a private placement, 5.4 million of ONEOK Partners’ common units for a total purchase price of approximately $303.2 million. In addition, ONEOK Partners completed a public offering of 2.5 million common units at $58.10 per common unit and received net proceeds of $140.4 million after deducting underwriting discounts but before offering expenses. In conjunction with ONEOK Partners’ private placement and public offering of common units, ONEOK Partners GP contributed $9.4 million to ONEOK Partners in order to maintain its 2 percent general partner interest. We and ONEOK Partners GP funded these amounts with available cash and short-term borrowings.

In April 2008, ONEOK Partners sold an additional 128,873 common units at $58.10 per common unit to the underwriters of the public offering upon their partial exercise of their option to purchase additional common units to cover over-allotments. ONEOK Partners received net proceeds of approximately $7.2 million from the sale of these common units after deducting underwriting discounts but before offering expenses. In conjunction with the partial exercise by the underwriters, ONEOK Partners GP contributed $0.2 million to ONEOK Partners in order to maintain its 2 percent general partner interest. Following these transactions, our interest in ONEOK Partners is 47.7 percent.

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

The following table shows ONEOK Partners’ general partner and incentive distributions declared for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Thousands of dollars)
General partner distributions	$2,346	$1,940	$4,619	$3,846
Incentive distributions	18,574	12,159	35,403	23,523
Total distributions from ONEOK Partners	$20,920	$14,099	$40,022	$27,369

The quarterly distributions paid by ONEOK Partners to limited partners in the first and second quarters of 2008 were $1.025 per unit and $1.04 per unit, respectively. The quarterly distributions paid by ONEOK Partners to limited partners in the first and second quarters of 2007 were $0.98 per unit and $0.99 per unit, respectively.

In July 2008, ONEOK Partners declared a second quarter 2008 cash distribution of $1.06 per unit payable in the third quarter.

Relationship - We consolidate ONEOK Partners in our consolidated financial statements; however, we are restricted from the assets and cash flows of ONEOK Partners except for our distributions. Distributions are declared quarterly by ONEOK Partners’ general partner based on the terms of its partnership agreement. For the three months ended June 30, 2008 and 2007, cash distributions declared from ONEOK Partners to us totaled $65.9 million and $51.1 million, respectively. For the six months ended June 30, 2008 and 2007, cash distributions declared from ONEOK Partners to us totaled $129.0 million and $101.0 million, respectively. See Note J for more information on ONEOK Partners’ results.

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

The following table sets forth transactions with ONEOK Partners for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Thousands of dollars)
Revenues	$204,322	$164,794	$387,657	$321,130
Administrative and general expenses	$43,333	$41,081	$90,234	$85,210

See “Ownership Interest in ONEOK Partners” above for additional discussion of our purchase of common units and ONEOK Partners GP’s additional general partner contributions in March and April 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2007. Due to the seasonal nature of our business, the results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for a 12-month period.

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

Diluted earnings per share of common stock from continuing operations (EPS) increased to $0.39 for the three months ended June 30, 2008, compared with $0.31 for the same period in 2007. For the six-month period, EPS increased to $1.75 from $1.67 for the same period last year. Operating income for the three months ended June 30, 2008, increased to $173.0 million from $135.7 million for the same period in 2007, and for the six-month period increased to $506.1 million from $464.0 million for the same period in 2007. These increases were primarily due to higher realized commodity prices, new NGL supply connections and increased fractionation volumes, and incremental revenues associated with the assets acquired from Kinder Morgan Energy Partners, L.P. (Kinder Morgan), all in our ONEOK Partners segment. Additionally, net margin increased due to implementation of new rate schedules in our Distribution segment. These increases were partially offset by a decrease in transportation margins, net of hedging activities, in our Energy Services segment. In addition, the six-month period was also impacted by a decrease in storage and marketing margins in our Energy Services segment.

In March 2008, we purchased from ONEOK Partners, in a private placement, an additional 5.4 million of ONEOK Partners’ common units for a total purchase price of approximately $303.2 million. In addition, ONEOK Partners completed a public offering of 2.5 million common units at $58.10 per common unit and received net proceeds of $140.4 million after deducting underwriting discounts but before offering expenses. In conjunction with ONEOK Partners’ private placement and public offering of common units, ONEOK Partners GP contributed $9.4 million to ONEOK Partners in order to maintain its 2 percent general partner interest.

In April 2008, ONEOK Partners sold an additional 128,873 common units at $58.10 per common unit to the underwriters of the public offering upon the partial exercise of their option to purchase additional common units to cover over-allotments. ONEOK Partners received net proceeds of approximately $7.2 million from the sale of these common units after deducting underwriting discounts but before offering expenses. In conjunction with the partial exercise by the underwriters, ONEOK Partners GP contributed $0.2 million to ONEOK Partners in order to maintain its 2 percent general partner interest. Following these transactions, our interest in ONEOK Partners is 47.7 percent.

ONEOK Partners used a portion of the proceeds from the sale of common units and the general partner contributions to repay borrowings under its revolving credit facility agreement (ONEOK Partners Credit Agreement).

We declared a quarterly dividend of $0.40 per share ($1.60 per share on an annualized basis) in July 2008, an increase of approximately 11 percent over the $0.36 per share declared in July 2007. ONEOK Partners declared an increase in its cash distribution to $1.06 per unit ($4.24 per unit on an annualized basis) in July 2008, an increase of 6 percent over the $1.00 per unit declared in July 2007.

In July 2008, the final phase of the Fort Union Gas Gathering expansion project was placed into service. See “Capital Projects” below for additional information. In January 2008, Midwestern Gas Transmission, a ONEOK Partners subsidiary, placed its eastern extension pipeline into service.

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

Bison Pipeline - In April 2008, Northern Border Pipeline announced that its wholly owned subsidiary, Bison Pipeline LLC, was conducting a binding open season for potential shippers to request firm pipeline capacity on a proposed pipeline system known as the Bison Pipeline. The Bison Pipeline would extend from natural gas gathering facilities at Deadhorse, Wyoming, a coalbed Methane hub located in the Powder River Basin supply area, to a point of interconnection with Northern Border Pipeline in Morton County, North Dakota. The Bison Pipeline is anticipated to be approximately 289 miles, with initial capacity of approximately 400 MMcf/d and a maximum capacity of approximately 660 MMcf/d. The ultimate capacity of the Bison Pipeline will be determined by the level of binding shipper commitments. The projected in-service date for the Bison Pipeline is currently November 2010. An affiliate of TransCanada Corporation operates Northern Border Pipeline and will operate the Bison Pipeline. Bison Pipeline LLC continues to accept bids from potential shippers requesting firm pipeline capacity on the proposed project. The economic viability of the Bison Pipeline will be determined by final shipper commitments, updated construction cost estimates and risks from competing projects. ONEOK Partners owns 50 percent of Northern Border Pipeline and accounts for this investment under the equity method of accounting.

Woodford Shale Natural Gas Liquids Pipeline Extension - In February 2008, ONEOK Partners announced plans to construct a 78-mile natural gas liquids gathering pipeline to connect two natural gas processing plants, operated by Devon Energy Corporation and Antero Resources Corporation, respectively, in the Woodford Shale area in southeast Oklahoma. The project is currently estimated to cost in the range of $30 million to $35 million, excluding AFUDC. The project is currently scheduled for completion in the third quarter of 2008. Upon completion, these two plants are expected to have the capacity to produce approximately 25 MBbl/d of unfractionated NGLs. The natural gas liquids production will be gathered by ONEOK Partners’ existing Mid-Continent natural gas liquids gathering pipelines. Upon completion of the Arbuckle Pipeline project, the Woodford Shale natural gas liquids production is expected to be transported through the Arbuckle Pipeline to ONEOK Partners’ Mont Belvieu, Texas, fractionation facility.

Overland Pass Pipeline Company - In May 2006, a subsidiary of ONEOK Partners entered into an agreement with a subsidiary of The Williams Companies, Inc. (Williams) to form a joint venture called Overland Pass Pipeline Company. Overland Pass Pipeline Company is building a 760-mile natural gas liquids pipeline from Opal, Wyoming, to the Mid-Continent natural gas liquids market center in Conway, Kansas. The Overland Pass Pipeline is designed to transport approximately 110 MBbl/d of unfractionated NGLs and can be increased to approximately 255 MBbl/d with additional pump facilities. During 2006, ONEOK Partners paid $11.6 million to Williams for the acquisition of its interest in the joint venture and for reimbursement of initial capital expenditures. A subsidiary of ONEOK Partners owns 99 percent of the joint venture and is managing the construction project, advancing all costs associated with construction and operating the pipeline. Within two years of the pipeline becoming operational, Williams will have the option to increase its ownership up to 50 percent by reimbursing ONEOK Partners for certain costs in accordance with the joint venture’s operating agreement. If Williams exercises its option to increase its ownership to the full 50 percent, Williams would have the option to become operator. This project has received the required approvals of various state and federal regulatory authorities, and ONEOK Partners is constructing the pipeline with partial start-up currently expected during the third quarter of 2008 and the remaining start-up scheduled for the fourth quarter of 2008.

As part of a long-term agreement, Williams dedicated its NGL production of approximately 60 MBbl/d from two of its natural gas processing plants in Wyoming to the Overland Pass Pipeline. Subsidiaries of ONEOK Partners will provide downstream fractionation, storage and transportation services to Williams. ONEOK Partners has also reached agreements with certain producers for supply commitments of up to an additional 80 MBbl/d and is negotiating agreements with other producers for supply commitments that could add an additional 60 MBbl/d of supply to this pipeline within the next three to five years. The pipeline project is currently estimated to cost in the range of $575 million to $590 million, excluding AFUDC. Since ONEOK Partners’ initial estimate in early 2006, there has been a significant increase in the demand for pipeline construction-related services, which has led to higher construction labor and equipment rates. Additionally, winter construction, due to the extended permitting process, contributed to added construction costs and further delays. Federal restrictions on construction in wildlife sensitive areas have and continue to impact our estimated costs and construction schedule.

ONEOK Partners is also investing in the range of $230 million to $240 million, excluding AFUDC, to expand its existing fractionation and storage capabilities and the capacity of its natural gas liquids distribution pipelines. These expansion projects have also experienced cost increases related to design enhancements adding 30 MBbl/d of fractionation capacity, increased construction labor rates, increased material costs and increased costs resulting from heavy spring rainfall. Part of this expansion will increase the fractionation capacity from 80 MBbl/d to 150 MBbl/d. Startup of Phase I of the fractionators is complete, and Phase II is expected to begin operation in the third quarter of 2008. Additionally, portions of the natural gas liquids distribution pipeline upgrades were completed in the second quarter of 2008.

Piceance Lateral Pipeline - In March 2007, ONEOK Partners announced that Overland Pass Pipeline Company also plans to construct a 150-mile lateral pipeline with capacity to transport as much as 100 MBbl/d of unfractionated NGLs from the Piceance Basin in Colorado to the Overland Pass Pipeline. Williams announced that it intends to construct a new natural gas processing plant in the Piceance Basin and will dedicate its NGL production from that plant and an existing plant to be transported by the lateral pipeline, totaling approximately 30 MBbl/d. ONEOK Partners continues to negotiate with other producers for supply commitments. This project requires the approval of various state and federal regulatory authorities. Construction is currently expected to begin in late 2008 and be completed during the second quarter of 2009. The project is currently estimated to cost in the range of $110 million to $140 million, excluding AFUDC.

Arbuckle Natural Gas Liquids Pipeline - In March 2007, ONEOK Partners announced plans to build the 440-mile Arbuckle Pipeline, a natural gas liquids pipeline from southern Oklahoma through northern Texas and continuing on to the Texas Gulf Coast. Current estimated costs are in the range of $340 million to $360 million, excluding AFUDC. Negotiations with pipeline contractors have recently been completed and the resulting construction labor rates have increased our project costs. We have also experienced higher than originally expected acquisition costs for pipeline easements, particularly in the Barnett Shale area, along with increased costs for materials. The Arbuckle Pipeline will have the capacity to transport 160 MBbl/d of unfractionated natural gas liquids, expandable to 210 MBbl/d with additional pump facilities, and will connect with ONEOK Partners’ existing Mid-Continent infrastructure with its fractionation facility in Mont Belvieu, Texas, and other Gulf Coast region fractionators. ONEOK Partners has supply commitments from producers for 65 MBbl/d and indications of interest with other producers that could add an additional 145 MBbl/d of supply within the next three to five years. These additional supply commitments are in various stages of negotiation. Construction of the pipeline will require permits from various federal, state and local regulatory bodies. Construction is currently expected to begin during the third quarter of 2008 and be completed by early 2009.

Williston Basin Gas Processing Plant Expansion - In March 2007, ONEOK Partners announced the expansion of its Grasslands natural gas processing facility in North Dakota, currently estimated to cost in the range of $40 million to $45 million, excluding AFUDC. The increased project costs are primarily a result of higher contract labor and equipment costs. The Grasslands facility is ONEOK Partners’ largest natural gas processing plant in the Williston Basin. The expansion increases processing capacity to approximately 100 MMcf/d from its current capacity of 63 MMcf/d and increases fractionation capacity to approximately 12 MBbl/d from 8 MBbl/d. The expansion project is expected to come on-line in phases, with the final phase currently expected to be on-line in the second half of 2008.

Fort Union Gas Gathering Expansion - In January 2007, Fort Union Gas Gathering announced plans to double its existing gathering pipeline capacity by adding 148 miles of new gathering lines, resulting in approximately 649 MMcf/d of additional capacity in the Powder River basin of Wyoming. The expansion occurred in two phases and is currently expected to cost in the range of $120 million to $130 million, excluding AFUDC, which was primarily financed within the Fort Union Gas Gathering partnership. Any cost overruns are covered through escalation clauses to preserve the original economics of the project. Phase I, with more than 200 MMcf/d capacity, was placed in service during the fourth quarter of 2007. Phase II, with approximately 450 MMcf/d capacity, was completed in July 2008. The additional capacity has been fully subscribed for 10 years. ONEOK Partners owns approximately 37 percent of Fort Union Gas Gathering, and accounts for its ownership under the equity method of accounting.

Guardian Pipeline Expansion and Extension - In December 2007, Guardian Pipeline received and accepted the certificate of public convenience and necessity issued by the FERC for its expansion and extension project. The certificate authorizes ONEOK Partners to construct, install and operate approximately 119 miles of a 20-inch and 30-inch natural gas transportation pipeline with a capacity to transport 537 MMcf/d of natural gas north from Ixonia, Wisconsin, to the Green

Bay, Wisconsin, area. The project is supported by 15-year shipper commitments with We Energies and Wisconsin Public Service Corporation and the capacity has been fully subscribed. The project is currently estimated to cost in the range of $277 million and $305 million, excluding AFUDC. The higher estimated costs are primarily due to weather delays, construction in environmental sensitive areas, rocky terrain, escalating costs associated with crop damage and condemnation costs. ONEOK Partners received the notice to proceed from the FERC in May 2008. The pipeline is currently expected to be in service in the fourth quarter of 2008.

REGULATORY

Several regulatory initiatives impacted the earnings and future earnings potential for our Distribution segment. See discussion of our Distribution segment’s regulatory initiatives on page 38.

IMPACT OF NEW ACCOUNTING STANDARDS

Information about the impact of the following new accounting standards is included in Note A of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q:

•	Statement 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,”
•	Statement 157, “Fair Value Measurements,”
•	Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities,”
•	FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39,”
•	Statement 141R, “Business Combinations,”
•	Statement 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51,” and
•	Statement 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements and related disclosures in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions that cannot be known with certainty that affect the reported amount of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Although we believe these estimates and assumptions are reasonable, actual results could differ from our estimates.

Information about our critical accounting estimates is included below and under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates,” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Fair Value Measurements

General - In September 2006, the FASB issued Statement 157, “Fair Value Measurements,” which establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. Beginning January 1, 2008, we partially applied Statement 157 as allowed by FASB Staff Position (FSP) 157-2, which delayed the effective date of Statement 157 for nonrecurring fair value measurements associated with our nonfinancial assets and liabilities. As of January 1, 2008, we applied the provisions of Statement 157 to our recurring fair value measurements, and the impact was not material. Under FSP 157-2, we will be required to apply Statement 157 to our nonrecurring fair value measurements associated with our nonfinancial assets and liabilities beginning January 1, 2009. We are currently reviewing the impact of Statement 157 to our nonrecurring fair value measurements associated with our nonfinancial assets and liabilities, as well as the potential impact on our consolidated financial statements.

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

Determining Fair Value - Statement 157 defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. We use the market and income approaches to determine the fair value of our assets and liabilities and consider the markets in which the transactions are executed. While many of the contracts in our portfolio are executed in liquid markets where price transparency exists, some contracts are executed in markets for which market prices may exist but the market may be relatively inactive. This results in limited price transparency that requires management’s judgment and assumptions to estimate fair values. Inputs into our fair value estimates include commodity exchange prices, over-the-counter quotes, volatility, historical correlations of pricing data and LIBOR and other liquid money market instrument rates. We also utilize internally developed basis curves that incorporate observable and unobservable market data. We validate our valuation inputs with third-party information and settlement prices from other sources where available. In addition, as prescribed by the income approach, we compute the fair value of our derivative portfolio by discounting the projected future cash flows from our derivative assets and liabilities to present value. The interest rate yields used to calculate the present value discount factors are derived from LIBOR, Eurodollar futures and Treasury swaps. The projected cash flows are then multiplied by the appropriate discount factors to determine the present value or fair value of our derivative instruments. We also take into consideration the potential impact on market prices of liquidating positions in an orderly manner over a reasonable period of time under current market conditions. Finally, we consider credit risk of our counterparties on the fair value of our derivative assets, as well as our own credit risk for derivative liabilities, using default probabilities and recovery rates, net of collateral. Although we use our best estimates to determine the fair value of the derivative contracts we have executed, the ultimate market prices realized could differ from our estimates, and the differences could be material.

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

FINANCIAL AND OPERATING RESULTS

Consolidated Operations

Selected Financial Information - The following table sets forth certain selected consolidated financial information for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Results	2008	2007	2008	2007
	(Thousands of dollars)
Revenues	$4,172,866	$2,876,241	$9,074,942	$6,682,449
Cost of sales and fuel	3,752,038	2,508,542	8,068,202	5,749,900
Net margin	420,828	367,699	1,006,740	932,549
Operating costs	188,111	175,941	381,434	358,243
Depreciation and amortization	59,701	55,644	119,180	112,094
Gain (loss) on sale of assets	(4)	(369)	9	1,834
Operating income	$173,012	$135,745	$506,135	$464,046

Equity earnings from investments	$17,610	$18,758	$45,393	$42,813
Allowance for equity funds used during construction	$11,676	$1,658	$20,172	$2,995
Interest expense	$(59,059)	$(62,816)	$(121,920)	$(124,828)
Minority interests in income of consolidated subsidiaries	$(71,097)	$(44,702)	$(140,057)	$(90,015)

Operating Results - Net margin increased for the three months and six months ended June 30, 2008, compared with the same periods last year, primarily due to higher realized commodity prices, new NGL supply connections and increased fractionation volumes, and incremental net margin associated with the assets acquired from Kinder Morgan, all in our ONEOK Partners segment. Additionally, net margin increased due to implementation of new rate schedules in our

Distribution segment. These increases were partially offset by a decrease in transportation margins, net of hedging activities, in our Energy Services segment. In addition, the six-month period was also impacted by a decrease in storage and marketing margins in our Energy Services segment.

Operating costs increased for the three months and six months ended June 30, 2008, compared with the same periods last year, primarily due to incremental operating expenses associated with the assets acquired from Kinder Morgan by ONEOK Partners, increased costs for outside services and chemicals, and higher employee-related costs all in our ONEOK Partners segment.

Depreciation and amortization increased for the three and six months ended June 30, 2008, compared with the same periods last year, primarily due to the assets acquired from Kinder Morgan and depreciation expense associated with ONEOK Partners’ completed capital projects. Additionally, our Distribution segment had an increase in depreciation and amortization due to additional investment in property, plant and equipment.

Equity earnings from investments increased for the six months ended June 30, 2008, compared with the same period last year, primarily due to ONEOK Partners’ earnings related to higher gathering revenues in its natural gas gathering and processing business’ various investments.

Allowance for equity funds used during construction increased for the three and six months ended June 30, 2008, compared with the same periods last year, due to ONEOK Partners’ capital projects, which are discussed beginning on page 29.

Minority interest in income of consolidated subsidiaries for the three months and six months ended June 30, 2008 and 2007, reflects the remaining 52.3 percent and 54.3 percent, respectively, of ONEOK Partners that we did not own. The increase in minority interest for the three and six months ended June 30, 2008, compared with the same periods last year, is primarily due to the increase in income for our ONEOK Partners segment.

Additional information regarding our results of operations is provided in the following discussion of operating results for each of our segments.

ONEOK Partners

Overview - At June 30, 2008, we owned 47.7 percent of ONEOK Partners. The remaining interest in ONEOK Partners is reflected as minority interests in income of consolidated subsidiaries on our Consolidated Statements of Income.

ONEOK Partners gathers and processes natural gas and fractionates NGLs primarily in the Mid-Continent and Rocky Mountain regions. ONEOK Partners’ operations include the gathering of natural gas production from oil and natural gas wells. Through gathering systems, these volumes are aggregated and treated or processed to remove water vapor, solids and other contaminants, and to extract NGLs in order to provide marketable natural gas, commonly referred to as residue gas. When the liquids are separated from the unprocessed natural gas at the processing plants, the liquids are generally in the form of a mixed, unfractionated NGL stream.

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

ONEOK Partners operates interstate and intrastate natural gas transmission pipelines, natural gas storage facilities and non-processable natural gas gathering facilities. ONEOK Partners’ interstate assets transport natural gas through FERC-regulated natural gas pipelines. ONEOK Partners’ regulated intrastate natural gas pipeline assets access the major natural gas producing areas and transport natural gas throughout Oklahoma, Kansas and Texas. ONEOK Partners’ owns or reserves storage capacity in underground natural gas storage facilities in Oklahoma, Kansas and Texas.

Selected Financial and Operating Information - The following tables set forth certain selected financial and operating information for our ONEOK Partners segment for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Results	2008	2007	2008	2007
	(Thousands of dollars)
Revenues	$2,143,892	$1,375,314	$4,202,927	$2,543,988
Cost of sales and fuel	1,862,959	1,157,744	3,653,469	2,121,048
Net margin	280,933	217,570	549,458	422,940
Operating costs	87,158	81,620	175,240	157,304
Depreciation and amortization	30,033	28,013	59,975	55,526
Gain (loss) on sale of assets	(3)	(379)	28	1,824
Operating income	$163,739	$107,558	$314,271	$211,934

Equity earnings from investments	$17,610	$18,758	$45,393	$42,813
Allowance for equity funds used during construction	$11,676	$1,658	$20,172	$2,995
Minority interests in income of consolidated subsidiaries	$(134)	$(92)	$(257)	$(177)

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Information	2008	2007	2008	2007
Natural gas gathered (BBtu/d)	1,185	1,188	1,188	1,178
Natural gas processed (BBtu/d)	651	619	637	614
Natural gas transported (MMcf/d)	3,455	3,333	3,706	3,639
Natural gas sales (BBtu/d)	281	273	279	271
Natural gas liquids gathered (MBbl/d)	253	224	252	217
Natural gas liquids sales (MBbl/d)	265	221	275	221
Natural gas liquids fractionated (MBbl/d)	371	349	381	334
Natural gas liquids transported (MBbl/d)	308	227	305	216
Capital expenditures (Thousands of dollars)	$257,529	$131,827	$524,587	$206,391
Conway-to-Mont Belvieu OPIS average differential
Ethane/Propane mix ($/gallon)	$0.13	$0.05	$0.11	$0.05
Realized composite NGL sales prices ($/gallon) (a)	$1.49	$0.99	$1.41	$0.91
Realized condensate sales price ($/Bbl) (a)	$102.77	$59.79	$95.82	$58.06
Realized natural gas sales price ($/MMBtu) (a)	$9.42	$6.83	$8.41	$6.71
Realized gross processing spread ($/MMBtu) (a)	$6.69	$4.55	$7.06	$4.08

(a) - Statistics relate to ONEOK Partners’ natural gas gathering and processing business.

Operating Results - Net margin increased $63.4 million and $126.5 million for the three and six months ended June 30, 2008, respectively, compared with the same periods last year, primarily due to the following:

•	higher realized commodity prices in ONEOK Partners’ natural gas gathering and processing business,
•	new NGL supply connections and increased fractionation volumes in ONEOK Partners’ natural gas liquids gathering and fractionation business,
•	wider regional product price differentials in ONEOK Partners’ natural gas liquids gathering and fractionation business, and
•	incremental net margin in ONEOK Partners’ natural gas liquids pipelines business, primarily due to the assets acquired from Kinder Morgan in October 2007.

Operating costs increased for the three and six months ended June 30, 2008, compared with the same periods last year, primarily due to incremental operating expenses associated with the assets acquired from Kinder Morgan, increased costs for outside services and chemicals, and higher employee-related costs.

Depreciation and amortization increased for the three and six months ended June 30, 2008, compared with the same periods last year, primarily due to the assets acquired from Kinder Morgan and depreciation expense associated with ONEOK Partners’ completed capital projects.

Equity earnings from investments decreased for the three months ended June 30, 2008, compared with the same period last year, primarily due to decreased throughput on Northern Border Pipeline, of which ONEOK Partners owns a 50 percent interest.

Equity earnings from investments increased for the six months ended June 30, 2008, compared with the same period last year, primarily due to higher gathering revenues related to ONEOK Partners’ natural gas gathering and processing business’ various investments.

Allowance for equity funds used during construction and capital expenditures increased for the three and six months ended June 30, 2008, compared with the same periods last year, due to ONEOK Partners’ capital projects, which are discussed beginning on page 29.

Distribution

Overview - Our Distribution segment provides natural gas distribution services to more than two million customers in Oklahoma, Kansas and Texas through Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, respectively. We serve residential, commercial, industrial and transportation customers in all three states. In addition, our distribution companies in Oklahoma and Kansas serve wholesale customers, and in Texas we serve public authority customers.

Selected Financial Information - The following table sets forth certain selected financial information for our Distribution segment for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Results	2008	2007	2008	2007
	(Thousands of dollars)
Gas sales	$344,918	$329,038	$1,220,940	$1,172,704
Transportation revenues	18,796	19,400	46,046	47,707
Cost of gas	239,124	226,903	921,099	880,697
Net margin, excluding other	124,590	121,535	345,887	339,714
Other revenues	10,403	8,833	20,794	17,882
Net margin	134,993	130,368	366,681	357,596
Operating costs	93,883	91,614	188,065	187,329
Depreciation and amortization	29,074	26,970	58,024	55,245
Loss on sale of assets	-	-	(18)	-
Operating income	$12,036	$11,784	$120,574	$115,022

Operating Results - Net margin increased $4.6 million for the three months ended June 30, 2008, compared with the same period last year, primarily due to implementation of new rate mechanisms, which includes a $3.8 million increase in Oklahoma.

Net margin increased $9.1 million for the six months ended June 30, 2008, compared with the same period last year, primarily due to implementation of new rate mechanisms, which includes $6.1 million in Oklahoma and $1.3 million in Texas, and an increase of $1.0 million in reimbursements for relocation projects.

Operating costs increased $2.3 million for the three months ended June 30, 2008, compared with the same period last year, primarily due to a non-recurring expense reimbursement of $3.3 million in 2007, partially offset by a reduction of $1.1 million in bad debt expense in Oklahoma and Texas in 2008.

Operating costs were relatively consistent for the six months ended June 30, 2008, compared with the same period last year, due to a decrease in employee-related costs in the first quarter of 2008, which offset the increase in operating costs in the second quarter of 2008, as described above.

Depreciation and amortization increased for the three- and six-month periods primarily due to $1.1 million and $2.0 million increases, respectively, in depreciation expense related to our investment in property, plant and equipment.

Selected Operating Data - The following tables set forth certain operating information for our Distribution segment for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Information	2008	2007	2008	2007
Average number of customers	2,067,779	2,051,633	2,075,075	2,062,229
Customers per employee	727	733	729	739
Capital expenditures (Thousands of dollars)	$39,706	$42,766	$70,355	$68,196

	Three Months Ended June 30,		Six Months Ended June 30,
Volumes (MMcf)	2008	2007	2008	2007
Gas sales
Residential	14,058	13,347	75,339	73,003
Commercial	4,937	4,881	22,708	22,127
Industrial	388	539	973	1,071
Wholesale	2,333	5,374	2,559	5,684
Public Authority	336	347	1,335	1,376
Total volumes sold	22,052	24,488	102,914	103,261
Transportation	47,118	43,123	109,234	100,732
Total volumes delivered	69,170	67,611	212,148	203,993

	Three Months Ended June 30,		Six Months Ended June 30,
Margin	2008	2007	2008	2007
Gas sales	(Thousands of dollars)
Residential	$85,555	$84,618	$239,496	$239,507
Commercial	18,647	18,141	56,510	54,732
Industrial	775	681	1,658	1,438
Wholesale	209	494	266	582
Public Authority	608	576	1,911	1,758
Net margin on gas sales	105,794	104,510	299,841	298,017
Transportation	18,796	17,025	46,046	41,697
Net margin, excluding other	$124,590	$121,535	$345,887	$339,714

Residential volumes increased in both the three and six months ended June 30, 2008, compared with the same periods last year, due to colder temperatures in our Oklahoma and Kansas service territories; however, residential margins were moderated by weather normalization mechanisms.

Transportation margins increased for the three and six months ended June 30, 2008, compared with the same periods last year, primarily due to increased transportation volumes in Oklahoma and Kansas.

Capital Expenditures - Our capital expenditure program includes expenditures for extending service to new areas, modifying customer service lines, increasing system capabilities, general replacements and improvements. It is our practice to maintain and upgrade facilities to assure safe, reliable and efficient operations. Our capital expenditure program included $10.3 million and $11.8 million for new business development for the three months ended June 30, 2008 and 2007, respectively, and $21.9 million and $21.4 million for new business development for the six months ended June 30, 2008 and 2007, respectively.

Regulatory Initiatives - On August 17, 2007, Oklahoma Natural Gas filed an application for authorization of a capital investment recovery mechanism. On February 29, 2008, the OCC approved a joint stipulation, which allows Oklahoma Natural Gas to collect a rate of return, depreciation and 50 percent of the property tax expense associated with non-revenue producing incremental capital investments since its 2004 rate case. The rates, which were effective in March 2008, are expected to generate margins of approximately $7.6 million in 2008. On July 30, 2008, Oklahoma Natural Gas filed to increase the capital investment recovery mechanism from $7.6 million to $12.6 million annually and, if approved, Oklahoma Natural Gas expects this increase to be effective January 2009.

The OCC has authorized Oklahoma Natural Gas to defer transmission pipeline Integrity Management Program (IMP) costs incurred (inclusive of operations and maintenance expense, depreciation, property taxes and a rate of return) in compliance with the Federal Pipeline Safety Improvement Act of 2002. On January 31, 2007, Oklahoma Natural Gas filed an application with the OCC seeking recovery of these costs. On August 31, 2007, the OCC issued an order approving a stipulation of the parties, which provided for recovery of $7.2 million in IMP deferrals incurred as of July 31, 2007, and these deferrals were recovered during the months of October 2007 through June 2008.

The 2008 IMP application was made at the OCC on January 31, 2008, and covered the IMP deferrals for the months of August through December 2007, and the true-ups associated with the prior recovery period. This filing also requested $7.2 million to be recovered with a new IMP billing rate to be put in place in July 2008. The OCC approved this request and billings under the 2008 IMP application began in July 2008. Oklahoma Natural Gas will continue to defer IMP costs as they are incurred and expects to file a new application each year for recovery of any additional costs.

In August 2008, Oklahoma Natural Gas filed with the OCC for approval to include the fuel related portion of bad debts in rates for cost recovery and, if approved, Oklahoma Natural Gas will begin deferring the fuel related portion of bad debts in 2009.

In August 2007, Texas Gas Service filed for a rate adjustment with the city of El Paso and the municipalities of Anthony, Clint, Horizon City, Socorro and Vinton. Texas Gas Service requested a total increase of $5.5 million. On February 5, 2008, the El Paso City Council approved a rate increase of approximately $3.1 million. The increase was effective on February 15, 2008.

In April 2008, the Texas Railroad Commission approved a rate increase in our South Texas jurisdiction. The rate increase was effective May 2008 and will increase revenues by $1.1 million annually.

In May 2008, Texas Gas Service filed for interim rate relief under the Gas Reliability Infrastructure Program statute with the city of El Paso, Texas, and surrounding communities for approximately $1.1 million. This statute is a capital recovery mechanism that allows for an interim rate adjustment providing recovery and a return on incremental capital investments made between rate cases. If approved, new rates are expected to become effective in October 2008.

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

Energy Services

Overview - Our Energy Services segment’s primary focus is to create value for our customers by delivering physical natural gas products and risk management services through our network of contracted transportation and storage capacity and natural gas supply. These services include meeting our customers’ baseload, swing and peaking natural gas commodity requirements on a year-round basis. To provide these bundled services, we lease storage and transportation capacity. Our total storage capacity under lease is 91 Bcf, with maximum withdrawal capability of 2.2 Bcf/d and maximum injection capability of 1.4 Bcf/d. Our current transportation capacity is 1.8 Bcf/d. Our contracted storage and transportation capacity connects the major supply and demand centers throughout the United States and into Canada. With these contracted assets, our business strategies include identifying, developing and delivering specialized services and products valued by our customers, which are primarily LDCs, electric utilities, and commercial and industrial end users. Our storage and transportation capacity allows us opportunities to optimize value through our application of market knowledge and risk management skills.

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

Numerous risk management opportunities and operational strategies are implemented through the use of storage and transportation capacity. We utilize our industry knowledge and expertise in order to capitalize on opportunities that are provided through market volatility. We utilize our experience to optimize the value of our contracted assets, and we use our risk management and marketing capabilities to both manage risk and to generate additional returns. We manage our contracted transportation and storage capacity by utilizing derivative instruments such as over-the-counter forward swap and option contracts and NYMEX futures and options contracts. We apply a combination of cash flow and fair value hedge accounting when implementing hedging strategies that take advantage of favorable market conditions. See Note D of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information. Additionally, certain non-trading transactions, which are economic hedges of our accrual transactions, such as our storage and transportation contracts, will not qualify for hedge accounting treatment. These economic hedges receive mark-to-market accounting treatment, as they are derivative contracts and are not designated as part of a hedge relationship.

Selected Financial and Operating Information - The following tables set forth certain selected financial and operating information for our Energy Services segment for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Results	2008	2007	2008	2007
	(Thousands of dollars)
Energy revenues	$2,025,664	$1,417,470	$4,369,467	$3,529,176
Cost of sales and fuel	2,021,491	1,398,412	4,280,429	3,378,714
Net margin	4,173	19,058	89,038	150,462
Operating costs	8,357	8,355	18,522	19,084
Depreciation and amortization	198	537	576	1,075
Operating income (loss)	$(4,382)	$10,166	$69,940	$130,303

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Information	2008	2007	2008	2007
Natural gas marketed (Bcf)	265	258	605	595
Natural gas gross margin ($/Mcf)	$0.01	$0.07	$0.10	$0.22
Physically settled volumes (Bcf)	561	550	1,196	1,189
Capital expenditures (Thousands of dollars)	$15	$-	$15	$-

Operating Results - Energy markets were affected by higher commodity prices during the first and second quarters of 2008 compared with the same periods in 2007. The increase in commodity prices had a direct impact on energy revenues and the cost of sales and fuel.

Net margin decreased $14.9 million for the three months ended June 30, 2008, compared with the same period last year. This decrease was comprised of:

•

a decrease of $18.9 million in transportation margins, net of hedging activities, primarily due to decreased basis differentials between the Rocky Mountains and Mid-Continent regions, increased transportation-related cost and unrealized fair value losses on non-qualifying hedge activity, partially offset by

•	an increase of $2.9 million in financial trading margins, and
•	a net increase of $1.9 million in storage and marketing margins.

Net margin decreased $61.4 million for the six months ended June 30, 2008, compared with the same period last year. This decrease was comprised of:

•	a net decrease of $46.1 million in storage and marketing margins primarily due to:
o	a decrease of $30.3 million from storage margins, net of hedging activities, related to a more favorable price environment, which resulted in improved storage margins during that period,
o	a decrease of $12.5 million from changes in the unrealized fair value of derivative instruments associated with storage and marketing activities, and
o	a decrease of $3.3 million due to colder than anticipated weather and market conditions that increased the supply cost of managing our peaking and load following services and provided fewer opportunities to increase margins through optimization activities,
•

a decrease of $11.9 million in transportation margins, net of hedging activities, primarily due to decreased basis differentials between the Rocky Mountains and Mid-Continent regions and increased transportation related costs, slightly offset by favorable unrealized fair value changes on non-qualifying hedge activity, and

•	a decrease of $4.9 million in our financial trading margins, partially offset by
•	an increase of $1.4 million in retail activities from improved sales margins and increased volumes.

Our natural gas in storage at June 30, 2008, was 41.2 Bcf, compared with 64.4 Bcf at June 30, 2007. At June 30, 2008 and 2007, our total natural gas storage capacity under lease was 91 Bcf and 96 Bcf, respectively.

The acquisition of natural gas storage capacity has become more competitive as a result of new market entrants. The increased demand for storage capacity has resulted in an increase in both the cost of leasing storage capacity and the required term of the lease. Longer terms and increased costs for our storage capacity leases could result in significant increases in the cost of our contractual commitments.

The following table shows our margins by activity for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Thousands of dollars)
Marketing and storage, gross	$51,152	$59,172	$188,830	$236,279
Less: Storage and transportation costs	(54,283)	(45,306)	(108,558)	(98,019)
Marketing and storage, net	(3,131)	13,866	80,272	138,260
Retail marketing	2,404	3,179	7,617	6,173
Financial trading	4,900	2,013	1,149	6,029
Net margin	$4,173	$19,058	$89,038	$150,462

Marketing and storage, net, primarily includes physical marketing, purchases and sales, firm storage and transportation capacity expense, including the impact of cash flow and fair value hedges and other derivative instruments used to manage our risk associated with these activities. Risk management and operational decisions have a significant impact on the net result of our marketing and storage activities. Origination gains are also a component of marketing activity, which is the fair value recognition of contracts that our wholesale marketing department structures to meet the risk management needs of our customers.

Retail marketing includes revenues from providing physical marketing and supply services, coupled with risk management services, to residential, municipal, and small commercial and industrial customers.

Financial trading margin includes activities that are generally executed using financially settled derivatives. These activities are normally short term in nature, with a focus on capturing short-term price volatility. Revenues, in our Consolidated Statements of Income include financial trading margins, as well as certain physical natural gas transactions with our trading counterparties. Revenues and cost of sales and fuel from such physical transactions are required to be reported on a net basis.

Contingencies

Legal Proceedings - We are a party to various litigation matters and claims that are in the normal course of our operations. While the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or liquidity.

FERC Matter - As a result of an internal review of a transaction that was brought to the attention of one of our affiliates by a third party, we conducted an internal review of transactions that may have violated FERC natural gas capacity release rules or related rules and determined that there were transactions that should have been disclosed to the FERC. We notified the FERC of this review and filed a report with the FERC regarding these transactions in March 2008. We are cooperating fully with the FERC and have taken action to ensure that current and future transactions comply with applicable FERC regulations. We are unable to predict the outcome of any FERC action in this matter. At this time, we do not believe that penalties associated with potential violations will have a material impact on our results of operations, financial position or liquidity.

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

Beginning in 2007 and continuing in 2008, the capital markets have been impacted by macroeconomic, liquidity, credit and other recessionary concerns. Higher commodity prices and wider basis differentials, particularly in 2008, have also resulted in higher collateral requirements and natural gas inventory cost in our Energy Services segment. Throughout this period, ONEOK and ONEOK Partners have continued to have access to ONEOK’s commercial paper program and ONEOK Partners Credit Agreement, respectively, which have been adequate to fund short-term liquidity needs. In August 2008, ONEOK entered into a new short-term credit agreement. See discussion below under “Financing.” Also in 2008, ONEOK Partners issued common units and received additional contributions from ONEOK Partners GP. See discussion below under “ONEOK Partners Common Units.” ONEOK Partners also issued $600 million of long-term debt in September 2007. Our ability to continue to access capital markets for debt and equity financing under reasonable terms depends on our financial condition, credit ratings and market conditions. We anticipate that our existing capital resources, ability to obtain financing and cash flow generated from future operations will enable us to maintain our current level of operations and our planned operations, including collateral requirements and capital expenditures, for the foreseeable future. We have no material guarantees of debt or other similar commitments to unaffiliated parties.

During the three and six months ended June 30, 2008 and 2007, ONEOK and ONEOK Partners’ capital expenditures were financed through operating cash flows and short- and long-term debt. For the six months ended June 30, 2008, ONEOK Partners’ capital expenditures were also financed through the issuance of ONEOK Partners’ common units. Total capital expenditures for the first six months of 2008 were $640.0 million, compared with $281.4 million for the same period in 2007, exclusive of acquisitions. Of these amounts, ONEOK Partners’ capital expenditures for the first six months of 2008 were $524.6 million, compared with $206.4 million for the same period in 2007, exclusive of acquisitions. The increase in capital expenditures for 2008, compared with 2007, is driven primarily by ONEOK Partners’ capital projects discussed beginning on page 29, and our purchase of ONEOK Plaza.

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

The total amount of short-term borrowings authorized by ONEOK’s Board of Directors is $2.5 billion. At June 30, 2008, ONEOK had $681.5 million in commercial paper outstanding, $114.9 million in letters of credit issued, which includes $84.6 million under the ONEOK Credit Agreement and an additional $30.3 million in other letters of credit, and available cash and cash equivalents of approximately $22.3 million. The ONEOK Credit Agreement acts as a back-up to ONEOK’s commercial paper program. Considering outstanding commercial paper and letters of credit under the ONEOK Credit Agreement, ONEOK had $433.9 million of credit available under the ONEOK Credit Agreement. As of June 30, 2008, ONEOK could have issued $1.7 billion of additional debt under the most restrictive provisions contained in its various borrowing agreements.

The total amount of short-term borrowings authorized by the Board of Directors of ONEOK Partners GP, the general partner of ONEOK Partners, is $1.5 billion. At June 30, 2008, ONEOK Partners had $120 million in borrowings outstanding and $880 million of credit available under the ONEOK Partners Credit Agreement and available cash and cash equivalents of approximately $76.4 million. ONEOK Partners has a $15 million Senior Unsecured Letter of Credit Facility and

Reimbursement Agreement with Wells Fargo Bank, N.A., of which $12 million is currently being used, and an agreement with Royal Bank of Canada, pursuant to which a $12 million letter of credit was issued. Both agreements are used to support various permits required by the KDHE for ONEOK Partners’ ongoing business in Kansas. As of June 30, 2008, ONEOK Partners could have issued $1.5 billion of additional debt under the most restrictive provisions of its agreements.

In August 2008, we entered into a $400 million 364-day credit agreement (364-Day Facility). The interest rate is based, at our election, on either (i) the higher of prime or one-half of one percent above the Federal Funds Rate or (ii) the Eurodollar rate plus a set number of basis points based on our current long-term unsecured debt ratings by Moody’s and S&P. The 364-Day Facility will be used as an additional back-up to our commercial paper program and for working capital, capital expenditures and other general corporate purposes. The 364-Day Facility contains substantially similar affirmative and negative covenants as the ONEOK Credit Agreement.

The ONEOK Credit Agreement and the ONEOK Partners Credit Agreement contain typical covenants as discussed in Note H of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K, for the year ended December 31, 2007. At June 30, 2008, ONEOK and ONEOK Partners were in compliance with all covenants.

Capitalization Structure - The following table sets forth our consolidated capitalization structure for the periods indicated.

	June 30, 2008	December 31, 2007
Long-term debt	68%	70%
Equity	32%	30%
Debt (including Notes payable)	72%	71%
Equity	28%	29%

ONEOK does not guarantee the debt of ONEOK Partners. For purposes of determining compliance with financial covenants in the ONEOK Credit Agreement, the debt of ONEOK Partners is excluded. At June 30, 2008, ONEOK’s capitalization structure, excluding the debt of ONEOK Partners, was 54 percent debt and 46 percent equity, and at December 31, 2007, ONEOK’s capitalization structure, excluding the debt of ONEOK Partners, was 52 percent debt and 48 percent equity. In February 2008, ONEOK repaid $402.3 million of matured long-term debt with cash from operations and short-term borrowings.

Credit Rating - Our investment grade credit ratings as of June 30, 2008, are shown in the table below.

	ONEOK		ONEOK Partners
Rating Agency	Rating	Outlook	Rating	Outlook

Moody’s	Baa2	Stable	Baa2	Stable

S&P	BBB	Stable	BBB	Stable

ONEOK’s commercial paper is rated P2 by Moody’s and A2 by S&P. Credit ratings may be affected by a material change in financial ratios or a material event affecting the business. The most common criteria for assessment of credit ratings are the debt-to-capital ratio, business risk profile, pretax and after-tax interest coverage, and liquidity. If our credit ratings were downgraded, the interest rates on our commercial paper borrowings would increase, resulting in an increase in our cost to borrow funds, and we could potentially lose access to the commercial paper market. In the event that we are unable to borrow funds under our commercial paper program and there has not been a material adverse change in our business, we have access to the ONEOK Credit Agreement, which expires July 2011 and the 364-Day Facility, which expires in August 2009, and ONEOK Partners has access to the ONEOK Partners Credit Agreement that expires March 2012. An adverse rating change is not a default of ONEOK’s or ONEOK Partners’ credit agreements.

ONEOK Partners’ $250 million and $225 million senior notes, due 2010 and 2011, respectively, contain provisions that require ONEOK Partners to offer to repurchase the senior notes at par value if its Moody’s or S&P credit rating falls below investment grade (Baa3 for Moody’s and BBB- for S&P) and the investment grade rating is not reinstated within a period of 40 days. Further, the indentures governing ONEOK Partners’ senior notes due 2010 and 2011 include an event of default upon acceleration of other indebtedness of $25 million or more and the indentures governing the senior notes due 2012, 2016, 2036 and 2037 include an event of default upon the acceleration of other indebtedness of $100 million or more that would be triggered by such an offer to repurchase. Such an event of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding senior notes due 2010, 2011, 2012, 2016, 2036 and 2037 to declare those notes immediately due and payable in full. ONEOK Partners may not have sufficient cash on hand to repurchase and repay any accelerated senior notes, which may cause it to borrow money under its credit facilities or seek alternative financing sources to finance the repurchases and repayment. ONEOK Partners could also face difficulties accessing capital or its borrowing costs could increase, impacting its ability to obtain financing for acquisitions or capital expenditures, to refinance indebtedness and to fulfill its debt obligations. A decline in ONEOK Partners’ credit rating below investment grade may also require ONEOK Partners to provide security to its counterparties in the form of cash, letters of credit or other negotiable instruments.

Our Energy Services segment relies upon the investment grade rating of ONEOK’s senior unsecured long-term debt to reduce its collateral requirements. If ONEOK’s credit ratings were to decline below investment grade, our ability to participate in energy marketing and trading activities could be significantly limited. Without an investment grade rating, we may be required to fund margin requirements with our counterparties with cash, letters of credit or other negotiable instruments. At June 30, 2008, we could have been required to fund approximately $179.1 million in margin requirements upon such a downgrade. A decline in ONEOK’s credit rating below investment grade may also significantly impact other business segments.

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

ONEOK Partners Common Units - In March 2008, we purchased from ONEOK Partners, in a private placement, an additional 5.4 million of ONEOK Partners’ common units for a total purchase price of approximately $303.2 million. In addition, ONEOK Partners completed a public offering of 2.5 million common units at $58.10 per common unit and received net proceeds of $140.4 million after deducting underwriting discounts but before offering expenses. In conjunction with ONEOK Partners’ private placement and the public offering of common units, ONEOK Partners GP contributed $9.4 million to ONEOK Partners in order to maintain its 2 percent general partner interest. We and ONEOK Partners GP funded these amounts with available cash and short-term borrowings.

In April 2008, ONEOK Partners sold an additional 128,873 common units at $58.10 per common unit to the underwriters of the public offering upon the partial exercise of their option to purchase additional common units to cover over-allotments. ONEOK Partners received net proceeds of approximately $7.2 million from the sale of these common units after deducting underwriting discounts but before offering expenses. In conjunction with the partial exercise by the underwriters, ONEOK Partners GP contributed $0.2 million to ONEOK Partners in order to maintain its 2 percent general partner interest. Following these transactions, our interest in ONEOK Partners is 47.7 percent.

ONEOK Partners used a portion of the proceeds from the sale of common units and the general partner contributions to repay borrowings under its existing ONEOK Partners Credit Agreement.

Stock Repurchase Plan - For more information regarding the Stock Repurchase Plan, refer to discussion in Note F of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Commodity Prices - We are subject to commodity price volatility. Significant fluctuations in commodity prices in either physical or financial energy contracts may impact our overall liquidity due to the impact commodity price changes have on items such as the cost of NGLs and gas held in storage, increased margin requirements, the cost of transportation to various market locations, collectibility of certain energy-related receivables and working capital. We believe that our current commercial paper program and ONEOK Partners’ lines of credit are adequate to meet liquidity requirements associated with commodity price volatility. See discussion beginning on page 47 under “Commodity Price Risk” in Item 3, Quantitative and Qualitative Disclosures about Market Risk for information on our hedging activities.

Pension and Postretirement Benefit Plans - Information about our pension and postretirement benefits plans is included in Note J of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007. See Note H of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for 2008 anticipated contributions.

ENVIRONMENTAL AND SAFETY MATTERS

Environmental Liabilities - We are subject to multiple environmental, historical and wildlife preservation laws and regulations affecting many aspects of our present and future operations. Regulated activities include those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, hazardous materials transportation, and pipeline and facility construction. These laws and regulations generally require us to obtain and comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, permits and licenses may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. If an accidental leak or spill of hazardous substances or petroleum products occurs from our lines or facilities, in the process of transporting natural gas, NGLs, or refined products, or at any facility that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including investigation and clean up costs, which could materially affect our results of operations and cash flows. In addition, emission controls required under the federal Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities. We cannot assure that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from customers, could have a material adverse effect on our business, financial condition and results of operations.

Our expenditures for environmental evaluation, mitigation and remediation to date have not been significant in relation to our results of operations, and there were no material effects upon earnings during the six months ended June 30, 2008 or 2007, related to compliance with environmental regulations.

For more information regarding our environmental liabilities, refer to discussion in Note I of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Pipeline Safety - We are subject to United States Department of Transportation regulations, including integrity management regulations. The Pipeline Safety Improvement Act requires pipeline companies to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high consequence areas. To our knowledge, we are in compliance with all material requirements associated with the various pipeline safety regulations.

Air and Water Emissions - The federal Clean Air Act, the federal Clean Water Act and analogous state laws impose restrictions and controls regarding the discharge of pollutants into the air and water in the United States. Under the Clean Air Act, a federally-enforceable operating permit is required for sources of significant air emissions. We may be required to incur certain capital expenditures for air pollution-control equipment in connection with obtaining or maintaining permits and approvals for sources of air emissions. The Clean Water Act imposes substantial potential liability for the removal and remediation of pollutants discharged to waters of the United States. To our knowledge, we are in compliance with all material requirements associated with the various regulations.

Chemical Site Security - The United States Department of Homeland Security (Homeland Security) released an interim rule in April 2007 that requires companies to provide reports on sites where certain chemicals, including many hydrocarbon products, are stored. After having received these reports, Homeland Security is identifying which sites are required to implement minimum security measures. Homeland Security is in the initial stages of implementing this rule, and the full extent to which the rule will require us to undertake additional expenditures for site security is uncertain at this point.

Climate Change - Our environmental and climate change strategy focuses on taking steps to minimize the impact of our operations on the environment. These strategies include: (i) developing and maintaining an accurate greenhouse gas emissions inventory, (ii) improving the efficiency of our various pipeline and gas processing facilities, (iii) following developing technologies for emission control, (iv) following developing technologies to capture carbon dioxide to keep it from reaching the atmosphere, and (v) analyzing options for future energy investment.

Currently, operating entities within ONEOK Partners participate in the Processing and Transmission sectors and LDCs in our Distribution segment participate in the Distribution sector of the United States Environmental Protection Agency’s Natural Gas STAR Program to voluntarily reduce methane emissions. In addition, we continue to focus on maintaining low rates of lost and unaccounted for gas through expanded implementation of best practices to limit the release of methane during pipeline and facility maintenance and operations.

CASH FLOW ANALYSIS

Operating Cash Flows - Operating cash flows decreased by $432.3 million for the six months ended June 30, 2008, compared with the same period in 2007, primarily as a result of changes in the components of working capital. These changes increased operating cash flows by $28.8 million for the first six months of 2008, compared with $507.0 million for the same period in 2007. The decrease in components of working capital between periods was primarily due to increases in the fair value of firm commitments, gas and natural gas liquids in storage, and trade accounts and notes receivables, partially offset by increases in accounts payable.

Investing Cash Flows - Cash used in investing activities was $621.1 million for the six months ended June 30, 2008, compared with $280.2 million for the same period in 2007. The increased use of cash was primarily related to capital expenditures resulting from ONEOK Partners’ capital projects.

Financing Cash Flows - Cash provided by financing activities was $166.0 million for the six months ended June 30, 2008, compared with cash used in financing activities of $451.9 million for the same period in 2007.

Short-term borrowings increased $598.9 million during the six months ended June 30, 2008, compared with an increase of $99.0 million for the same period in 2007. The increased short-term borrowings during 2008 were used to repay a portion of $402.3 million of maturing long-term debt. Short-term borrowings also increased as the result of increased working capital requirements and ONEOK Partners’ capital projects.

In the first six months of 2007, we paid $20.1 million for the settlement of the forward purchase contract related to our stock repurchase in February 2007 and approximately $370 million for our stock repurchase in June 2007.

During the first six months of 2008, ONEOK Partners’ public sale of 2.6 million common units generated approximately $147 million, after deducting underwriting discounts but before offering expenses.

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

COMMODITY PRICE RISK

ONEOK Partners

ONEOK Partners is exposed to commodity price risk, primarily NGLs, as a result of receiving commodities in exchange for its gathering and processing services. To a lesser extent, ONEOK Partners is exposed to the relative price differential between NGLs and natural gas, or the gross processing spread, with respect to its keep-whole processing contracts. ONEOK Partners is also exposed to the risk of price fluctuations and the cost of intervening transportation at various market locations. ONEOK Partners uses commodity fixed-price physical forwards and derivative contracts, including NYMEX-based futures and over-the-counter swaps, to minimize earnings volatility in its natural gas gathering and processing business related to natural gas, NGL and condensate price fluctuations.

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

The following tables set forth ONEOK Partners’ hedging information for the remainder of 2008 and for the year ending December 31, 2009.

	Six Months Ending December 31, 2008
	Volumes Hedged	Average Price	Percentage Hedged
Natural gas liquids (Bbl/d) (a)	8,560	$1.31 / gallon	74%
Condensate (Bbl/d) (a)	748	$2.16 / gallon	78%
Total liquid sales (Bbl/d)	9,308	$1.38 / gallon	74%

Natural gas (MMBtu/d) (a)	5,500	$9.35 / MMBtu	54%
(a) - Hedged with fixed-price swaps.

	Year Ending December 31, 2009
	Volumes Hedged	Average Price	Volumes Hedged
Natural gas liquids (Bbl/d) (a)	3,313	$2.01 / gallon	28%
Condensate (Bbl/d) (a)	666	$3.23 / gallon	47%
Total liquid sales (Bbl/d)	3,979	$2.22 / gallon	30%
(a) - Hedged with fixed-price swaps.

ONEOK Partners’ commodity price risk is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at June 30, 2008, excluding the effects of hedging and assuming normal operating conditions. ONEOK Partners’ condensate sales are based on the price of crude oil. ONEOK Partners estimates the following:

•	a $0.01 per gallon increase in the composite price of NGLs would increase annual net margin by approximately $1.6 million,
•	a $1.00 per barrel increase in the price of crude oil would increase annual net margin by approximately $0.7 million, and
•	a $0.10 per MMBtu increase in the price of natural gas would increase annual net margin by approximately $0.2 million.

The above estimates of commodity price risk do not include any effects on demand for its services that might be caused by, or arise in conjunction with, price changes. For example, a change in the gross processing spread may cause a change in the amount of ethane extracted from the natural gas stream, impacting gathering and processing margins, NGL exchange revenues, natural gas deliveries, and NGL volumes shipped and fractionated.

Energy Services

Our Energy Services segment is exposed to commodity price risk, basis risk and price volatility arising from natural gas in storage, requirement contracts, asset management contracts and index-based purchases and sales of natural gas at various market locations. We minimize the volatility of our exposure to commodity price risk through the use of derivative instruments, which, under certain circumstances, are designated as cash flow or fair value hedges. We are also exposed to commodity price risk from fixed-price purchases and sales of natural gas, which we hedge with derivative instruments. Both the fixed-price purchases and sales and related derivatives are recorded at fair value.

Fair Value Component of Energy Marketing and Risk Management Assets and Liabilities - The following table sets forth the fair value component of our energy marketing and risk management assets and liabilities, excluding $490.9 million of net liabilities from derivative instruments declared as either fair value or cash flow hedges and $1.4 million of net liabilities from deferred option premiums.

Fair Value Component of Energy Marketing and Risk Management Assets and Liabilities
(Thousands of dollars)
Net fair value of derivatives outstanding at December 31, 2007	$25,171
Derivatives realized or otherwise settled during the period	(2,118)
Fair value of new derivatives when entered into during the period	5,729
Other changes in fair value	(18,793)
Net fair value of derivatives outstanding at June 30, 2008 (a)	$9,989

(a) - The maturities of derivatives are based on injection and withdrawal periods from April through March, which is consistent with our business strategy. The maturities are as follows: $8.6 million matures through March 2009, $1.5 million matures through March 2012 and $(0.1) million matures through March 2014.

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

Value-at-Risk (VAR) Disclosure of Market Risk - The potential impact on our future earnings, as measured by VAR, was $14.9 million and $4.1 million at June 30, 2008 and 2007, respectively. The following table details the average, high and low daily VAR calculations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Value-at-Risk	2008	2007	2008	2007
	(Millions of dollars)
Average	$12.6	$6.3	$12.5	$9.7
High	$18.4	$9.0	$24.9	$23.0
Low	$8.0	$3.9	$4.0	$3.9

Our VAR calculation includes derivatives, executory storage and transportation agreements and their related hedges. The variations in the VAR data are reflective of market volatility and changes in the portfolios during the year. The increase in VAR for 2008, compared with 2007, was primarily due to higher average commodity prices and increased volatility at the Rocky Mountain basis locations in the second quarter of 2008.

To the extent open commodity positions exist, fluctuating commodity prices can impact our financial results and financial position either favorably or unfavorably. As a result, we cannot predict with precision the impact risk management decisions may have on our business, operating results or financial position.

INTEREST RATE RISK

General - We are subject to the risk of interest rate fluctuation in the normal course of business. We manage interest rate risk through the use of fixed-rate debt, floating-rate debt and, at times, interest-rate swaps. Fixed-rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates. Floating-rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates. At June 30, 2008, the interest rate on 78.6 percent of our long-term debt, exclusive of the debt of our ONEOK Partners segment, was fixed after considering the impact of interest-rate swaps. At June 30, 2008, the interest rate on all of ONEOK Partners long-term debt was fixed.

At June 30, 2008, a 100 basis point move in the annual interest rate on our variable-rate long-term debt would have changed our annual interest expense by $3.4 million before taxes. This 100 basis point change assumes a parallel shift in the yield curve. If interest rates changed significantly, we would take actions to manage our exposure to the change. Since a specific action and the possible effects are uncertain, no change has been assumed.

Fair Value Hedges - See Note D of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for discussion of interest-rate swaps and net interest expense savings from terminated swaps.

Total savings from the interest-rate swaps and amortization of terminated swaps was $8.9 million for the six months ended June 30, 2008. The swaps are expected to net the following savings for the remainder of the year:

•	interest expense savings of $5.2 million related to the amortization of the terminated swaps, and
•	approximately $2.6 million in interest expense savings from the existing $340 million of swapped debt, based on LIBOR rates at June 30, 2008.

Total net swap savings for 2008 are expected to be $16.7 million, compared with $8.2 million for 2007.

CURRENCY RATE RISK

As a result of our Energy Services segment’s operations in Canada, we are subject to currency exposure from our commodity purchases and sales related to our firm transportation and storage contracts. Our objective with respect to currency risk is to reduce the exposure due to exchange-rate fluctuations. We use physical forward transactions, which result in an actual two-way flow of currency on the settlement date since we exchange U.S. dollars for Canadian dollars with another party. We have not designated these transactions for hedge accounting treatment; therefore, the gains and losses associated with the change in fair value are recorded in net margin. At June 30, 2008, our exposure to risk from currency translation was not material. There were no material currency translation gains or losses recorded during the six months ended June 30, 2008 and 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Quarterly Evaluation of Disclosure Controls and Procedures - As of the end of the period covered by this report, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, they concluded that as of June 30, 2008, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting - We have made no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Additional information about our legal proceedings is included under Part I, Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2007.

Gas Index Pricing Litigation: As previously reported, we, ONEOK Energy Services Company, L.P. (“OESC”) and one other affiliate are defending, either individually or together, against several lawsuits that claim damages resulting from the alleged market manipulation or false reporting of prices to gas index publications by us and others. On May 14, 2008, the motion for summary judgment based upon federal preemption of the claims asserted by the plaintiffs that had been filed by us, OESC, and the other defendants in the J.P. Morgan and Learjet cases was denied. Pretrial discovery has commenced in the cases transferred to the MDL-1566 proceeding in the United States District Court for the District of Nevada.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information relating to our purchases of our common stock for the periods shown.

Period	Total Number of Shares Purchased			Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2008	133	(1)		$47.88	-	-
May 1-31, 2008	3,305	(1	) (2)	$50.13	-	-
June 1-30, 2008	4,007	(1	) (2)	$49.36	-	-

Total	7,445			$49.68	-

(1)	Includes shares repurchased directly from employees, pursuant to our Employee Stock Award Program, as follows:

133 shares for the period April 1-30, 2008

118 shares for the period May 1-31, 2008

36 shares for the period June 1-30, 2008

(2)	Includes shares withheld pursuant to attestation of ownership and deemed tendered to us in connection with the exercise of stock options under the ONEOK, Inc. Long-Term Incentive Plan, as follows:

3,187 shares for the period May 1-31, 2008

3,971 shares for the period June 1-30, 2008

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2008 annual meeting of shareholders on May 15, 2008. At this meeting, the individuals set forth below were elected by a majority vote to our Board of Directors in Class B to serve a term for three years and in Class C to serve a term for one year:

Director (Class B)	Votes For	Votes Withheld
(Term ending 2011)
James C. Day	94,694,635	2,684,134
David L. Kyle	94,024,975	3,353,794
Bert H. Mackie	91,921,379	5,457,390
Jim W. Mogg	94,470,484	2,908,285
Mollie B. Williford	93,661,055	3,717,714

Director (Class C)	Votes For	Votes Withheld
(Term ending 2009)
Julie H. Edwards	96,546,534	832,235

The individuals set forth below are the members of our Board of Directors whose term of office as a director continued after the meeting:

Class A	Class C
(Term ending 2010)	(Term ending 2009)
John W. Gibson	William L. Ford
Pattye L. Moore	Gary D. Parker
David J. Tippeconnic	Eduardo A. Rodriguez

As disclosed below, on May 15, 2008, our shareholders approved the amendment and restatement of our Certificate of Incorporation to eliminate the classified structure of our Board of Directors and provide for the annual election of directors. On May 15, 2008, we filed the Amended and Restated Certificate of Incorporation with the Oklahoma Secretary of State and it became effective on that date. Our Amended and Restated Certificate of Incorporation removes the provisions related to a classified Board of Directors, thereby eliminating the classes with their staggered three-year terms. Under the Amended and Restated Certificate of Incorporation, the term for each member of our Board of Directors is one year, which requires all members of the Board of Directors to stand for election annually. Beginning with our 2009 annual meeting of shareholders, we will hold annual elections for all directors.

In addition, at this meeting our shareholders approved the following proposals:

	Votes For	Votes Against	Abstained	Broker Non-Votes
Proposal to amend and restate our Certificate of Incorporation to reduce the maximum number of directors, and to eliminate unnecessary and outdated references	96,363,604	786,849	228,316	—

Proposal to amend and restate our Certificate of Incorporation to eliminate the classified structure of our Board of Directors and provide for the annual election of Directors	96,328,954	792,379	257,436	—

Proposal to amend and restate the ONEOK, Inc. Equity Compensation Plan	56,284,615	30,754,505	489,641	9,850,008

Proposal to amend and restate the ONEOK, Inc. Employee Stock Purchase Plan	85,978,313	1,165,133	385,315	9,850,008

Proposal to approve the ONEOK, Inc. Employee Stock Award Program	59,526,323	27,598,390	404,048	9,850,008

Proposal to ratifying the selection of PricewaterhouseCoopers LLP as independent registered public accounting firm of ONEOK, Inc. for the year ending December 31, 2008	96,372,203	684,674	321,892	—

In addition, at this meeting our shareholders did not approve a shareholder proposal relating to the submission of a report on greenhouse gas emissions as follows:

	Votes For	Votes Against	Abstained	Broker Non-Votes
Proposal relating to report on greenhouse gas emissions	28,842,946	51,737,363	6,948,452	9,850,008

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Exhibit Description

3.1	Amended and Restated to Certificate of Incorporation of ONEOK, Inc. dated May 15, 2008 (incorporated by reference from Exhibit 3.1 to Form 8-K filed May 19, 2008).

3.2	Amended and Restated Bylaws of ONEOK, Inc. (incorporated by reference from Exhibit 3.2 to Form 8-K filed May 19, 2008).

10.1	ONEOK, Inc. Equity Compensation Plan as amended and restated effective as of February 21, 2008 (incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-8 filed August 4, 2008).

10.2	ONEOK, Inc. Employee Stock Purchase Plan as amended and restated effective as of December 20, 2007 (incorporated by reference from Exhibit 4.2 to Registration Statement on Form S-8 filed August 4, 2008).

10.3	Thrift Plan for Employees of ONEOK, Inc. and Subsidiaries as amended and restated effective as of January 1, 2008 (incorporated by reference from Exhibit 4.3 to Registration Statement on Form S-8 filed August 4, 2008).

10.4	$400,000,000 364-Day Revolving Credit Agreement dated as of August 6, 2008, among ONEOK, Inc., as Borrower, Bank of America, N.A., as the Administrative Agent and Swing Line Lender, the lenders named therein, Barclays Bank, PLC, BNP Paribas, Suntrust Bank and UBS Loan Finance LLC as Co- Documentation Agents, and Banc of America Securities LLC as sole Lead Arranger and sole Book Manager.

31.1	Certification of John W. Gibson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Curtis L. Dinan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John W. Gibson pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Curtis L. Dinan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc. Registrant

Date: August 6, 2008	By:	/s/ Curtis L. Dinan
Curtis L. Dinan Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)