Form 10-Q
period 2009-07-23
ONEOK INC /NEW/
filed 2009-08-06
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes X No __

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer X             Accelerated filer __             Non-accelerated filer __             Smaller reporting company__

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

On July 31, 2009, the Company had 105,394,349 shares of common stock outstanding.

ONEOK, Inc.
QUARTERLY REPORT ON FORM 10-Q

As used in this Quarterly Report, references to “we,” “our” or “us” refer to ONEOK, Inc., an Oklahoma corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

The statements in this Quarterly Report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements.  Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “goal,” “forecast,” “could,” “may,” “continue,” “might,” “potential,” “scheduled” and other words and terms of similar meaning.  Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that such expectations and assumptions will be achieved.  Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Forward-Looking Statements” and Part II, Item 1A, “Risk Factors” in this Quarterly Report and under Part I, Item 1A, “Risk Factors,” in our Annual Report.

INFORMATION AVAILABLE ON OUR WEB SITE

We make available on our Web site copies of our Annual Report, Quarterly Reports, Current Reports on Form 8-K, amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.  Our Web site and any contents thereof are not incorporated by reference into this report.

We also make available on our Web site the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.  In accordance with Rule 402 of Regulation S-T, the Interactive Data Files shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

GLOSSARY
The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2008
ARB	Accounting Research Bulletin
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
Btu(s)	British thermal units, a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit
Bushton Plant	Bushton Gas Processing Plant
EBITDA	Earnings before interest, taxes, depreciation and amortization
EITF	Emerging Issues Task Force
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FSP	FASB Staff Position
GAAP	Accounting principles generally accepted in the United States of America
Guardian Pipeline	Guardian Pipeline, L.L.C.
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
LDC	Local Distribution Company
LIBOR	London Interbank Offered Rate
MBbl	Thousand barrels
MBbl/d	Thousand barrels per day
Mcf	Thousand cubic feet
MMBbl	Million barrels
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf	Million cubic feet
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NGL(s)	Natural gas liquid(s)
Northern Border Pipeline	Northern Border Pipeline Company
NYMEX	New York Mercantile Exchange
OBPI	ONEOK Bushton Processing Inc.
OCC	Oklahoma Corporation Commission
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P.
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and the sole general partner of ONEOK Partners, L.P.
OPIS	Oil Price Information Service
Overland Pass Pipeline Company	Overland Pass Pipeline Company LLC
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
S&P	Standard & Poor’s Rating Group
SEC	Securities and Exchange Commission
Statement	Statement of Financial Accounting Standards
XBRL	eXtensible Business Reporting Language

This page intentionally left blank.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2009	2008	2009	2008
	(Thousands of dollars, except per share amounts)

Revenues	$2,227,627	$4,172,866	$5,017,454	$9,074,942
Cost of sales and fuel	1,795,201	3,752,038	4,033,617	8,068,202
Net margin	432,426	420,828	983,837	1,006,740
Operating expenses
Operations and maintenance	184,874	171,431	346,593	339,423
Depreciation and amortization	71,249	59,701	143,375	119,180
General taxes	25,261	16,680	50,488	42,011
Total operating expenses	281,384	247,812	540,456	500,614
Gain (loss) on sale of assets	3,762	(4)	4,426	9
Operating income	154,804	173,012	447,807	506,135
Equity earnings from investments (Note L)	14,188	17,610	35,410	45,393
Allowance for equity funds used during construction	9,468	11,676	18,471	20,172
Other income	7,939	704	9,604	3,936
Other expense	(1,399)	(407)	(5,343)	(5,015)
Interest expense	(73,392)	(59,059)	(151,353)	(121,920)
Income before income taxes	111,608	143,536	354,596	448,701
Income taxes	(30,258)	(30,574)	(109,697)	(122,942)
Net income	81,350	112,962	244,899	325,759
Less: Net income attributable to noncontrolling interests	39,671	71,097	80,935	140,057
Net income attributable to ONEOK	$41,679	$41,865	$163,964	$185,702

Earnings per share of common stock (Note M)
Net earnings per share, basic	$0.40	$0.40	$1.56	$1.78
Net earnings per share, diluted	$0.39	$0.39	$1.55	$1.75

Average shares of common stock (thousands)
Basic	105,335	104,340	105,249	104,255
Diluted	105,950	106,072	105,848	105,947

Dividends declared per share of common stock	$0.40	$0.38	$0.80	$0.76
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
(Unaudited)	2009	2008
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$47,038	$510,058
Accounts receivable, net	771,196	1,265,300
Gas and natural gas liquids in storage	564,530	858,966
Commodity exchanges and imbalances	53,417	56,248
Energy marketing and risk management assets (Notes B and C)	168,457	362,808
Other current assets	189,277	324,222
Total current assets	1,793,915	3,377,602

Property, plant and equipment
Property, plant and equipment	9,880,620	9,476,619
Accumulated depreciation and amortization	2,289,760	2,212,850
Net property, plant and equipment (Note J)	7,590,860	7,263,769

Investments and other assets
Goodwill and intangible assets	1,034,393	1,038,226
Energy marketing and risk management assets (Notes B and C)	47,163	45,900
Investments in unconsolidated affiliates (Note L)	735,394	755,492
Other assets	631,998	645,073
Total investments and other assets	2,448,948	2,484,691
Total assets	$11,833,723	$13,126,062
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
(Unaudited)	2009	2008
Liabilities and shareholders’ equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt (Note G)	$268,205	$118,195
Notes payable (Note F)	689,910	2,270,000
Accounts payable	826,414	1,122,761
Commodity exchanges and imbalances	166,847	188,030
Energy marketing and risk management liabilities (Notes B and C)	41,485	175,006
Other current liabilities	444,182	319,772
Total current liabilities	2,437,043	4,193,764

Long-term debt, excluding current maturities (Note G)	4,346,285	4,112,581

Deferred credits and other liabilities
Deferred income taxes	867,015	890,815
Energy marketing and risk management liabilities (Notes B and C)	8,301	46,311
Other deferred credits	762,213	715,052
Total deferred credits and other liabilities	1,637,529	1,652,178

Commitments and contingencies (Note I)

Shareholders’ equity

ONEOK shareholders’ equity
Common stock, $0.01 par value:
authorized 300,000,000 shares; issued 122,180,571 shares and outstanding
105,371,561 shares at June 30, 2009; issued 121,647,007 shares and
outstanding 104,845,231 shares at December 31, 2008	1,222	1,216
Paid in capital	1,308,141	1,301,153
Accumulated other comprehensive loss (Note D)	(82,960)	(70,616)
Retained earnings	1,632,795	1,553,033
Treasury stock, at cost: 16,809,010 shares at June 30, 2009 and
16,801,776 shares at December 31, 2008	(696,805)	(696,616)
Total ONEOK shareholders’ equity	2,162,393	2,088,170

Noncontrolling interests in consolidated subsidiaries	1,250,473	1,079,369

Total shareholders’ equity	3,412,866	3,167,539
Total liabilities and shareholders’ equity	$11,833,723	$13,126,062
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
(Unaudited)	2009	2008
	(Thousands of dollars)
Operating activities
Net income	$244,899	$325,759
Depreciation and amortization	143,375	119,180
Allowance for equity funds used during construction	(18,471)	(20,172)
Gain on sale of assets	(4,426)	(9)
Equity earnings from investments	(35,410)	(45,393)
Distributions received from unconsolidated affiliates	38,233	39,904
Deferred income taxes	40,865	65,374
Stock-based compensation expense	8,551	14,416
Allowance for doubtful accounts	1,663	6,965
Changes in assets and liabilities:
Accounts receivable	492,441	194,146
Gas and natural gas liquids in storage	285,271	(85,083)
Accounts payable	(324,364)	261,530
Commodity exchanges and imbalances, net	(18,352)	53,881
Energy marketing and risk management assets and liabilities	35,373	77,033
Unrecovered purchased gas costs	42,766	18,185
Fair value of firm commitments	179,582	(350,626)
Other assets and liabilities	(36,144)	(140,285)
Cash provided by operating activities	1,075,852	534,805

Investing activities
Changes in investments in unconsolidated affiliates	17,393	6,480
Capital expenditures (less allowance for equity funds used during construction)	(407,600)	(640,048)
Proceeds from sale of assets	10,029	201
Proceeds from insurance	-	9,792
Acquisitions	-	2,450
Cash used in investing activities	(380,178)	(621,125)

Financing activities
Borrowing (repayment) of notes payable, net	(710,090)	598,893
Repayment of notes payable with maturities over 90 days	(870,000)	-
Issuance of debt, net of discounts	498,325	-
Long-term debt financing costs	(4,000)	-
Payment of debt	(107,970)	(408,789)
Repurchase of common stock	(250)	(29)
Issuance of common stock	4,342	5,786
Issuance of common units, net of discounts	220,458	146,969
Dividends paid	(84,202)	(79,212)
Distributions to noncontrolling interests	(105,307)	(97,659)
Cash provided by (used in) financing activities	(1,158,694)	165,959
Change in cash and cash equivalents	(463,020)	79,639
Cash and cash equivalents at beginning of period	510,058	19,105
Cash and cash equivalents at end of period	$47,038	$98,744
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

ONEOK Shareholders
Accumulated
	Common			Other
	Stock	Common	Paid-in	Comprehensive
(Unaudited)	Issued	Stock	Capital	Income (Loss)
	(Shares)	(Thousands of dollars)

December 31, 2008	121,647,007	$1,216	$1,301,153	$(70,616)
Net income	-	-	-	-
Other comprehensive income (loss) (Note D)	-	-	-	(12,344)
Repurchase of common stock	-	-	-	-
Common stock issued	533,564	6	6,988	-
Common stock dividends -
$0.80 per share	-	-	-	-
Issuance of equity units	-	-	-	-
Distributions paid	-	-	-	-
June 30, 2009	122,180,571	$1,222	$1,308,141	$(82,960)
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Continued)

	ONEOK Shareholders		Noncontrolling Interests in Consolidated Subsidiaries

				Total
	Retained	Treasury		Shareholders’
(Unaudited)	Earnings	Stock		Equity
	(Thousands of dollars)

December 31, 2008	$1,553,033	$(696,616)	$1,079,369	$3,167,539
Net income	163,964	-	80,935	244,899
Other comprehensive income (loss) (Note D)	-	-	(24,982)	(37,326)
Repurchase of common stock	-	(250)	-	(250)
Common stock issued	-	61	-	7,055
Common stock dividends -
$0.80 per share	(84,202)	-	-	(84,202)
Issuance of equity units	-	-	220,458	220,458
Distributions paid	-	-	(105,307)	(105,307)
June 30, 2009	$1,632,795	$(696,805)	$1,250,473	$3,412,866

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2009	2008	2009	2008
	(Thousands of dollars)

Net income	$81,350	$112,962	$244,899	$325,759
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on energy marketing and risk management
assets/liabilities, net of tax	(22,177)	(66,249)	38,469	(118,570)
Realized (gains) losses in net income, net of tax	(16,793)	11,267	(70,713)	4,000
Unrealized holding gains (losses) arising during the period, net of tax	318	(682)	505	(5,446)
Change in pension and postretirement benefit plan liability, net of tax	(3,260)	(2,468)	(5,795)	(4,937)
Other	18	-	208	-
Total other comprehensive income (loss), net of tax (Note D)	(41,894)	(58,132)	(37,326)	(124,953)
Comprehensive income	39,456	54,830	207,573	200,806
Less: Comprehensive income attributable to noncontrolling interests	24,731	51,184	55,953	121,431
Comprehensive income attributable to ONEOK	$14,725	$3,646	$151,620	$79,375
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.           SUMMARY OF ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  The 2008 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements in our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for a 12-month period.

Our accounting policies are consistent with those disclosed in Note A of the Notes to Consolidated Financial Statements in our Annual Report.  The following recently issued accounting pronouncements will affect our consolidated financial statements during 2009.

Noncontrolling Interests - Statement 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51,” requires noncontrolling interest (previously referred to as minority interest) to be reported as a component of equity.  Statement 160 was effective for our year beginning January 1, 2009, and requires retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests.

Derivative Instruments and Hedging Activities - Statement 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133,” requires enhanced disclosures about how derivative and hedging activities affect our financial position, financial performance and cash flows.  Statement 161 was effective for our year beginning January 1, 2009, and was applied prospectively.  See Note C for applicable disclosures.

Fair Value Measurements - As of January 1, 2009, we have applied the provisions of Statement 157, “Fair Value Measurements,” to assets and liabilities that are measured at fair value on a nonrecurring basis subsequent to initial recognition, and the impact was not material.  See Note B for disclosures of our fair value measurements.

Interim Disclosures about Fair Value - FSP 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” require disclosures of fair value of financial instruments for interim reporting periods, which were effective for our quarter ended June 30, 2009.  These disclosures are included in Note B.

Postretirement Benefit Plan Assets - FSP 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” requires enhanced disclosures about our plan assets, including our investment policies, major categories of plan assets, significant concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets, is effective for our fiscal year ending December 31, 2009, and will be applied prospectively.

Subsequent Events - Statement 165, “Subsequent Events,” establishes standards of accounting for and disclosures of events that occur after the balance sheet date but before consolidated financial statements are issued.  We have evaluated subsequent events through August 6, 2009, the date our consolidated financial statements were issued, and all required disclosures have been made.

FASB Accounting Standards Codification - Statement 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Statement 168 will change the manner in which we reference authoritative accounting principles in our consolidated financial statements and will be effective for our September 30, 2009, Quarterly Report.

B.           FAIR VALUE MEASUREMENTS

Refer to Notes A and C of the Notes to Consolidated Financial Statements in our Annual Report for a discussion of our fair value measurements and the fair value hierarchy.

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated.

	June 30, 2009
	Level 1	Level 2	Level 3	Netting (a)	Total
	(Thousands of dollars)
Assets
Derivatives	$258,603	$103,849	$635,094	$(781,926)	$215,620
Trading securities	7,341	-	-	-	7,341
Available-for-sale investment securities	2,489	-	-	-	2,489
Total assets	$268,433	$103,849	$635,094	$(781,926)	$225,450

Liabilities
Derivatives	$(230,180)	$(38,227)	$(464,680)	$683,301	$(49,786)
Fair value of firm commitments	-	-	(137,403)	-	(137,403)
Total liabilities	$(230,180)	$(38,227)	$(602,083)	$683,301	$(187,189)
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting arrangement exists between us and the counterparty to a derivative contract. At June 30, 2009, we held $127.1 million of cash collateral and had posted $28.5 million of cash collateral with various counterparties.

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
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting arrangement exists between us and the counterparty to a derivative contract. At December 31, 2008, we held $92.7 million of cash collateral.

In accordance with Statement 157, we categorize derivatives for which fair value is determined based on multiple inputs within a single level, based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Our Level 3 inputs are based on market volatilities derived from the NYMEX natural gas volatility curve, internally developed basis curves incorporating observable and unobservable market data, a pricing service for NGL products, historical correlations of NGL product prices to crude oil, forward NYMEX curves for crude oil, spot and forward LIBOR curves, and adjustments for the credit risk of our counterparties.  The derivatives categorized as Level 3 include over-the-counter basis and swing swaps, physical forward contracts and options for natural gas, NGL swaps and interest-rate swaps.  Also included in Level 3 are the fair values of firm commitments and long-term debt that have been hedged.  We corroborate the data on which our fair value estimates are based using quotes from an independent broker of natural gas, our market knowledge of recent transactions and analysis of historical relationships of data from the pricing service compared with actual settlements and correlations.  We do not believe that our Level 3 fair value estimates have a material impact on our results of operations, as the majority of our derivatives are accounted for as hedges for which ineffectiveness is not material.

The following tables set forth the reconciliation of our Level 3 fair value measurements for the periods indicated.

	Derivative Assets (Liabilities)		Fair Value of Firm Commitments		Long-Term Debt	Total
	(Thousands of dollars)
April 1, 2009	$170,238		$(111,212)		$-	$59,026
Total realized/unrealized gains (losses):
Included in earnings	34,202	(a)	(26,191)	(a)	-	8,011
Included in other comprehensive income (loss)	(52,330)		-		-	(52,330)
Transfers in and/or out of Level 3	18,304		-		-	18,304
June 30, 2009	$170,414		$(137,403)		$-	$33,011

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2009 (a)	$57,041		$(44,189)		-	$12,852
(a) - Reported in revenues and cost of sales and fuel in our Consolidated Statements of Income.

	Derivative Assets (Liabilities)		Fair Value of Firm Commitments		Long-Term Debt		Total
	(Thousands of dollars)
April 1, 2008	$(131,942)		$135,538		$(347,705)		$(344,109)
Total realized/unrealized gains (losses):
Included in earnings	(283,285)	(a)	257,772	(a)	7,497 (	b)	(18,016)
Included in other comprehensive income (loss)	(27,272)		-		-		(27,272)
Transfers in and/or out of Level 3	32,138		-		-		32,138
June 30, 2008	$(410,361)		$393,310		$(340,208)		$(357,259)

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2008 (a)	$(260,918)		$275,631		$7,497		$22,210
(a) - Reported in revenues and cost of sales and fuel in our Consolidated Statements of Income.
(b) - Reported in interest expense in our Consolidated Statements of Income.

	Derivative Assets (Liabilities)		Fair Value of Firm Commitments		Long-Term Debt		Total
	(Thousands of dollars)
January 1, 2009	$42,355		$42,179		$(171,455)		$(86,921)
Total realized/unrealized gains (losses):
Included in earnings	188,038	(a)	(179,582)	(a)	1,455	(b)	9,911
Included in other comprehensive income (loss)	(60,060)		-		-		(60,060)
Maturities	-		-		100,000		100,000
Terminations prior to maturity	-		-		70,000		70,000
Transfers in and/or out of Level 3	81		-		-		81
June 30, 2009	$170,414		$(137,403)		$-		$33,011

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2009 (a)	$189,866		$(162,734)		$-		$27,132
(a) - Reported in revenues and cost of sales and fuel in our Consolidated Statements of Income.
(b) - Reported in interest expense in our Consolidated Statements of Income.

	Derivative Assets (Liabilities)		Fair Value of Firm Commitments		Long-Term Debt		Total
	(Thousands of dollars)
January 1, 2008	$(54,582)		$42,684		$(338,538)		$(350,436)
Total realized/unrealized gains (losses):
Included in earnings	(356,375)	(a)	350,626	(a)	(1,670)	(b)	(7,419)
Included in other comprehensive income (loss)	(4,007)		-		-		(4,007)
Transfers in and/or out of Level 3	4,603		-		-		4,603
June 30, 2008	$(410,361)		$393,310		$(340,208)		$(357,259)

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2008 (a)	$(373,399)		$351,150		$(1,670)		$(23,919)
(a) - Reported in revenues and cost of sales and fuel in our Consolidated Statements of Income.
(b) - Reported in interest expense in our Consolidated Statements of Income.

Realized/unrealized gains (losses) include the realization of our fair value derivative contracts through maturity and changes in fair value of our hedged firm commitments and fixed-rate debt swapped to a floating rate.  Maturities represent the long-term debt associated with an interest-rate swap that matured during the period.  Terminations prior to maturity represent the long-term debt associated with an interest rate swap that was terminated during the period.  Transfers into Level 3 represent existing assets or liabilities that were previously categorized at a higher level for which the inputs to our fair value estimates became unobservable.  Transfers out of Level 3 represent existing assets and liabilities that were previously classified as Level 3 for which the inputs became observable in accordance with our hierarchy policy discussed in Note A of the Notes to Consolidated Financial Statements in our Annual Report.

Investment Securities - Net unrealized holding gains, net of tax, for our investment securities classified as available for sale and reported in accumulated other comprehensive income (loss) were $1.3 million and $0.8 million as of June 30, 2009, and December 31, 2008, respectively.  For the three and six months ended June 30, 2009, net unrealized holding gains on available-for-sale securities included in other comprehensive income were immaterial.  For the three and six months ended June 30, 2009, we recorded net gains of $1.5 million and $2.4 million, respectively, which represents the total mark-to-market effect of trading securities still held as of June 30, 2009.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to their short-term nature.  The fair value of notes payable approximates the carrying value since the interest rates, prescribed by each borrowing’s respective credit agreement, are periodically adjusted to reflect current market conditions.

The estimated fair value of long-term debt, including current maturities, was $4.52 billion at June 30, 2009.  The book value of long-term debt, including current maturities, was $4.61 billion at June 30, 2009.  The estimated fair value of long-term debt has been determined using quoted market prices of the same or similar issues with similar terms and maturities.

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

•
Basis risk - We are exposed to the risk of loss in cash flows and future earnings arising from adverse changes in the price differentials between pipeline receipt and delivery locations.  Our firm transportation capacity allows us to purchase gas at a pipeline receipt point and sell gas at a pipeline delivery point.  Our Energy Services segment periodically enters into basis swaps between the transportation receipt and delivery points in order to protect the fair value of these location price differentials related to our firm commitments.

•
Currency exchange rate risk - As a result of our Energy Services segment’s activities in Canada, we are exposed to the risk of loss in cash flows and future earnings from adverse changes in currency exchange rates on our commodity purchases and sales primarily related to our firm transportation and storage contracts that are transacted in a currency other than our functional currency, the U.S. dollar.  To reduce our exposure to exchange-rate fluctuations, we use physical forward transactions, which result in an actual two-way flow of currency on the settlement date in which we exchange U.S. dollars for Canadian dollars with another party.

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

•
locking in price differential to protect the fair value between transportation receipt and delivery points and to protect the fair value of natural gas or NGLs that are purchased in one month and sold in a later month; and

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

Accounting Treatment		Recognition and Measurement
		Balance Sheet		Income Statement
Normal purchases and normal sales	-	Fair value not recorded	-	Change in fair value not recognized in earnings
Mark-to-market	-	Recorded at fair value	-	Change in fair value recognized in earnings
Cash flow hedge	-	Recorded at fair value	-	Ineffective portion of the gain or loss on the derivative instrument is recognized in earnings
	-	Effective portion of the gain or loss on the derivative instrument is reported initially as a component of accumulated other comprehensive income (loss)	-	Effective portion of the gain or loss on the derivative instrument is reclassified out of accumulated other comprehensive income (loss) into earnings when the forecasted transaction affects earnings
Fair value hedge	-	Recorded at fair value	-	The gain or loss on the derivative instrument is recognized in earnings
	-	Change in fair value of the hedged item is recorded as an adjustment to book value	-	Change in fair value of the hedged item is recognized in earnings

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

The following table sets forth the fair values of our derivative instruments for the period indicated.

	June 30, 2009
	Fair Values of Derivatives (a)
	Assets	(Liabilities)
	(Thousands of dollars)

Derivative commodity contracts designated as hedging instruments	$731,942	$(467,630)

Derivatives not designated as hedging instruments
Commodity contracts	265,604	(264,693)
Foreign exchange contracts	-	(764)
Total derivatives not designated as hedging instruments	$265,604	$(265,457)
Total derivatives	$997,546	$(733,087)

(a) - Included on a net basis in energy marketing and risk management assets and liabilities on our Consolidated Balance Sheet.

The following table sets forth the notional quantities for derivative instruments held for the period indicated.

	June 30, 2009
	Contract Type	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Exchange futures	6.9	(29.4)
	Swaps	23.5	(82.8)
- Crude oil and NGLs (MMBbl)	Swaps	-	(2.0)
Basis
- Natural gas (Bcf)	Swaps	29.5	(111.1)
Fair value hedges
Basis
- Natural gas (Bcf)	Forwards and swaps	411.4	(411.3)

Derivatives not designated as hedging instruments:
Fixed price
- Natural gas (Bcf)	Exchange futures	31.7	(13.0)
	Forwards and swaps	90.1	(109.4)
	Options	118.6	(95.0)
- Foreign currency (Millions of dollars)	Swaps	$7.1	$-
Basis
- Natural gas (Bcf)	Forwards and swaps	891.0	(914.8)
Index
- Natural gas (Bcf)	Forwards and swaps	74.4	(34.8)

These notional amounts are used to summarize the volume of financial instruments.  However, they do not reflect the extent to which the positions offset one another and, consequently, do not reflect our actual exposure to market or credit risk.

Cash Flow Hedges - Our Energy Services and ONEOK Partners segments use derivative instruments to hedge the cash flows associated with anticipated purchases and sales of natural gas, NGLs and condensate and cost of fuel used in the transportation of natural gas.  Accumulated other comprehensive income (loss) at June 30, 2009, includes gains of approximately $23.3 million, net of tax, related to these hedges that will be realized within the next 21 months as the forecasted transactions affect earnings.  If prices remain at current levels, we will recognize $25.4 million in net gains over the next 12 months, and we will recognize net losses of $2.1 million thereafter.

For the six months ended June 30, 2009, cost of sales and fuel in our Consolidated Statements of Income includes $11.3 million reflecting an adjustment to inventory at the lower of cost or market.  We reclassified $11.3 million of deferred gains, before income taxes, on associated cash flow hedges from accumulated other comprehensive income (loss) into earnings.

The following table sets forth the effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated.

	Three Months Ended	Six Months Ended
Derivatives in Cash Flow Hedging Relationships	June 30, 2009	June 30, 2009
	(Thousands of dollars)
Commodity contracts	$(32,363)	$66,245
Interest rate contracts	443	564
Total gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion)	$(31,920)	$66,809

The following tables set forth the effect of cash flow hedges on our Consolidated Statements of Income for the periods indicated.

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Effective Portion)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
		(Thousands of dollars)
Commodity contracts	Revenues	$31,157	$113,872
Commodity contracts	Cost of sales and fuel	(9,624)	(11,178)
Interest rate contracts	Interest expense	436	872
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income on derivatives (effective portion)		$21,969	$103,566

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
		(Thousands of dollars)
Commodity contracts	Revenues	$(228)	$2,820
Commodity contracts	Cost of sales and fuel	(217)	(747)
Total gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)		$(445)	$2,073

For the three and six months ended June 30, 2008, ineffectiveness related to our cash flow hedges resulted in losses of approximately $0.6 million and $1.8 million, respectively.  In the event that it becomes probable that a forecasted transaction will not occur, we will discontinue cash flow hedge treatment, which will affect earnings.  There were no gains or losses due to the discontinuance of cash flow hedge treatment during the three and six months ended June 30, 2009 and 2008.

Other Derivative Instruments - The following table sets forth the effect of our derivative instruments that are not part of a hedging relationship on our Consolidated Statements of Income for the periods indicated.

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
		(Thousands of dollars)
Commodity contracts - trading	Revenues	$104	$3,409
Commodity contracts - non-trading (a)	Cost of gas and fuel	2,476	1,937
Foreign exchange contracts	Revenues	585	323
Total gain (loss) recognized in income on derivatives		$3,165	$5,669
(a) - For the six months ended June 30, 2009, we recognized $2.1 million of losses associated with the fair value of derivative instruments entered into by our Distribution segment that were deferred as they are included in, and recoverable through, the monthly purchased-gas cost mechanism.

Fair Value Hedges - In prior years, we terminated various interest-rate swap agreements.  The net savings from the termination of these swaps is being recognized in interest expense over the terms of the debt instruments originally hedged.  Interest expense savings for the six months ended June 30, 2009, from amortization of terminated swaps was $5.2 million, and the remaining amortization of terminated swaps will be recognized over the following periods.

		ONEOK
	ONEOK	Partners	Total
	(Millions of dollars)
Remainder of 2009	$3.2	$1.8	$5.0
2010	$6.4	$3.7	$10.1
2011	$3.4	$0.9	$4.3
2012	$1.7	$-	$1.7
2013	$1.7	$-	$1.7
2014	$1.7	$-	$1.7
Thereafter	$23.6	$-	$23.6

ONEOK and ONEOK Partners had no interest-rate swap agreements at June 30, 2009.

Our Energy Services segment uses basis swaps to hedge the fair value of location price differentials related to certain firm transportation commitments.  Net gains or losses from the fair value hedges and ineffectiveness are recorded to cost of sales and fuel.  The ineffectiveness related to these hedges was immaterial for the six months ended June 30, 2009 and 2008.

For the three and six months ended June 30, 2009, cost of sales and fuel in our Consolidated Statements of Income include gains of $46.6 million and $178.3 million, respectively, related to the change in fair value of derivatives declared as fair value hedges.  Revenues include losses of $46.6 million and $179.1 million for the three and six months ended June 30, 2009, respectively, to recognize the change in fair value of the hedged firm commitments.

Credit Risk - We monitor the creditworthiness of our counterparties and compliance with management’s risk tolerance as determined by our Risk Oversight and Strategy Committee.  We maintain credit policies with regard to our counterparties that we believe minimize overall credit risk.  These policies include an evaluation of potential counterparties’ financial condition (including credit ratings, bond yields and credit default swap rates), collateral requirements under certain circumstances and the use of standardized master netting agreements which allow us to net the positive and negative exposures associated with a single counterparty.  We have counterparties that are not publicly rated and for those customers, we use internally-developed credit ratings.

Some of our derivative instruments contain provisions that require us to maintain an investment grade credit rating from S&P and/or Moody’s.  If our credit ratings on senior unsecured long-term debt were to decline below investment grade, we would be in violation of these provisions, and the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions.  The aggregate fair value of all derivative instruments with contingent features related to credit risk that were in a net liability position as of June 30, 2009, was $30.8 million for which we have posted collateral of $28.5 million in the normal course of business.  If the contingent features underlying these agreements were triggered on June 30, 2009, we would be required to post an additional $2.3 million of collateral to our counterparties.

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

The following table sets forth the net credit exposure from our derivative assets for the period indicated.

	June 30, 2009
	Investment	Non-investment	Not
	Grade	Grade	Rated
Counterparty sector	(Thousands of dollars)
Gas and electric utilities	$87,060	$7,913	$7,336
Oil and gas	76,972	467	10,110
Industrial	9,263	-	264
Financial	15,533	-	11
Other	14	29	648
Total	$188,842	$8,409	$18,369

D.           OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the gross amount of other comprehensive income (loss) and related tax (expense) benefit for the periods indicated.

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
	Gross	Tax (Expense) or Benefit	Net	Gross	Tax (Expense) or Benefit	Net
	(Thousands of dollars)
Unrealized losses on energy marketing and risk management assets/liabilities	$(31,920)	$9,743	$(22,177)	$(92,320)	$26,071	$(66,249)
Less: Gains (losses) on energy marketing and risk management assets/liabilities recognized in net income	21,969	(5,176)	16,793	(15,217)	3,950	(11,267)
Unrealized holding gains (losses) on investment securities arising during the period	518	(200)	318	(1,112)	430	(682)
Change in pension and postretirement benefit plan liability	(5,317)	2,057	(3,260)	(4,025)	1,557	(2,468)
Other	29	(11)	18	-	-	-
Other comprehensive income (loss)	$(58,659)	$16,765	$(41,894)	$(82,240)	$24,108	$(58,132)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(14,940)	-	(14,940)	(19,913)	-	(19,913)
Total other comprehensive income (loss) attributable to ONEOK	$(43,719)	$16,765	$(26,954)	$(62,327)	$24,108	$(38,219)

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
	Gross	Tax (Expense) or Benefit	Net	Gross	Tax (Expense) or Benefit	Net
	(Thousands of dollars)
Unrealized gains (losses) on energy marketing and risk management assets/liabilities	$66,809	$(28,340)	$38,469	$(181,279)	$62,709	$(118,570)
Less: Gains (losses) on energy marketing and risk management assets/liabilities recognized in net income	103,566	(32,853)	70,713	(960)	(3,040)	(4,000)
Unrealized holding gains (losses) on investment securities arising during the period	824	(319)	505	(8,881)	3,435	(5,446)
Change in pension and postretirement benefit plan liability	(9,450)	3,655	(5,795)	(8,050)	3,113	(4,937)
Other	270	(62)	208	-	-	-
Other comprehensive income (loss)	$(45,113)	$7,787	$(37,326)	$(197,250)	$72,297	$(124,953)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(24,982)	-	(24,982)	(18,626)	-	(18,626)
Total other comprehensive income (loss) attributable to ONEOK	$(20,131)	$7,787	$(12,344)	$(178,624)	$72,297	$(106,327)

The following table sets forth the balance in accumulated other comprehensive income (loss) for the periods indicated.

	Unrealized Gains (Losses) on Energy Marketing and Risk Management Assets/Liabilities	Unrealized Holding Gains (Losses) on Investment Securities	Pension and Postretirement Benefit Plan Obligations	Accumulated Other Comprehensive Income (Loss)
	(Thousands of dollars)
December 31, 2008	$27,913	$814	$(99,343)	$(70,616)
Other comprehensive income (loss) attributable to ONEOK	(7,054)	505	(5,795)	(12,344)
June 30, 2009	$20,859	$1,319	$(105,138)	$(82,960)

E.           CAPITAL STOCK

Dividends - Fourth-quarter 2008 and first-quarter 2009 quarterly dividends paid on our common stock to shareholders of record as of the close of business on January 30, 2009, and April 30, 2009, respectively, were $0.40 per share.  Additionally, a second-quarter 2009 dividend of $0.42 per share was declared for shareholders of record on July 31, 2009, payable on August 14, 2009.

F.           CREDIT FACILITIES AND SHORT-TERM NOTES PAYABLE

ONEOK’s $1.2 billion amended and restated credit agreement dated July 14, 2006 (ONEOK Credit Agreement), which expires in July 2011, and ONEOK Partners’ $1.0 billion amended and restated revolving credit agreement dated March 30, 2007 (ONEOK Partners Credit Agreement), which expires in March 2012, contain certain financial and other typical covenants as discussed in Note H of the Notes to Consolidated Financial Statements in our Annual Report.  Among other things, the ONEOK Credit Agreement’s covenants include a limitation on ONEOK’s stand-alone debt-to-capital ratio, which may not exceed 67.5 percent at the end of any calendar quarter.  At June 30, 2009, ONEOK’s stand-alone debt-to-capital ratio, as calculated under the terms of the ONEOK Credit Agreement, was 45.7 percent, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement and the $400 million, 364-day revolving credit facility dated August 6, 2008 (364-Day Facility).

ONEOK Partners Credit Agreement’s covenants include, among other things, maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA as adjusted for all non-cash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5 to 1.  At June 30, 2009, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 4.3 to 1.  ONEOK Partners was in compliance with all covenants under the ONEOK Partners Credit Agreement at June 30, 2009.

At June 30, 2009, ONEOK had $329.9 million in commercial paper outstanding and $48.0 million in letters of credit issued under the ONEOK Credit Agreement.  At June 30, 2009, ONEOK had approximately $822.1 million of credit available under the ONEOK Credit Agreement and $400.0 million under the 364-Day Facility.  The 364-Day Facility expired on August 5, 2009.

At June 30, 2009, ONEOK Partners had $360.0 million in borrowings outstanding and $586.5 million of credit available under the ONEOK Partners Credit Agreement.  ONEOK Partners had a total of $49.2 million issued in letters of credit outside of the ONEOK Partners Credit Agreement.

Borrowings under the ONEOK Credit Agreement and the ONEOK Partners Credit Agreement are short term in nature, ranging from one day to six months.  Accordingly, these borrowings are classified as short-term notes payable.

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

The terms of the 2019 Notes are governed by an indenture, dated as of September 25, 2006, between ONEOK Partners and Wells Fargo Bank, N.A., as trustee, as supplemented by the Fifth Supplemental Indenture, dated March 3, 2009 (Indenture).  The Indenture does not limit the aggregate principal amount of debt securities that may be issued and provides that debt securities may be issued from time to time in one or more additional series.  The Indenture contains covenants including, among other provisions, limitations on ONEOK Partners’ ability to place liens on its property or assets and to sell and leaseback its property.

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

	Pension Benefits		Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$4,984	$5,041	$9,968	$10,082
Interest cost	13,454	12,451	28,659	24,902
Expected return on assets	(16,508)	(15,317)	(33,016)	(30,634)
Amortization of unrecognized prior service cost	391	388	782	776
Amortization of net loss	4,330	2,386	11,144	4,772
Net periodic benefit cost	$6,651	$4,949	$17,537	$9,898

	Postretirement Benefits		Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$1,294	$1,419	$2,587	$2,838
Interest cost	4,229	4,475	8,459	8,950
Expected return on assets	(1,702)	(1,855)	(3,404)	(3,710)
Amortization of unrecognized net asset at adoption	797	797	1,594	1,594
Amortization of unrecognized prior service cost	(501)	(501)	(1,002)	(1,002)
Amortization of net loss	2,415	2,743	4,830	5,486
Net periodic benefit cost	$6,532	$7,078	$13,064	$14,156

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

Of the 12 sites, we have begun soil remediation on 11 sites.  Regulatory closure has been achieved at two locations, and we have completed or are near completion of soil remediation at nine sites.  We have begun site assessment at the remaining site where no active remediation has occurred.

Our expenditures for environmental evaluation, mitigation and remediation to date have not been significant in relation to our financial position or results of operations, and there were no material effects upon earnings or cash flows during the three and six months ended June 30, 2009 and 2008 related to compliance with environmental regulations.

J.           PROPERTY, PLANT AND EQUIPMENT

The following table sets forth our property, plant and equipment, by segment, for the periods indicated.

	June 30,	December 31,
	2009	2008
	(Thousands of dollars)
Non-Regulated
ONEOK Partners	$2,522,084	$2,465,369
Energy Services	7,907	7,907
Other	233,078	225,479
Regulated
ONEOK Partners	3,627,600	3,343,310
Distribution	3,489,951	3,434,554
Property, plant and equipment	9,880,620	9,476,619
Accumulated depreciation and amortization	2,289,760	2,212,850
Net property, plant and equipment	$7,590,860	$7,263,769

Property, plant and equipment on our Consolidated Balance Sheets includes construction work in process for capital projects that have not yet been put in service and therefore are not being depreciated.  The following table sets forth our construction work in process, by segment, for the periods indicated.

	June 30,	December 31,
	2009	2008
	(Thousands of dollars)
ONEOK Partners	$793,885	$809,978
Distribution	21,291	57,038
Other	12,570	10,984
Total construction work in process	$827,746	$878,000

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

Accounting Policies - The accounting policies of the segments are the same as those described in Note A and Note M of the Notes to Consolidated Financial Statements in our Annual Report.  Intersegment sales are recorded on the same basis as sales to unaffiliated customers and are discussed in further detail in Note N.  Net margin is comprised of total revenues less cost of sales and fuel.  Cost of sales and fuel includes commodity purchases, fuel and transportation costs.

Customers - For the three and six months ended June 30, 2009 and 2008, we had no single external customer from which we received 10 percent or more of our consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated.

Three Months Ended June 30, 2009	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$1,289,487	$276,599	$660,772	$769	$2,227,627
Intersegment revenues	107,570	2	66,339	(173,911)	-
Total revenues	$1,397,057	$276,601	$727,111	$(173,142)	$2,227,627

Net margin	$261,982	$139,563	$30,114	$767	$432,426
Operating costs	100,507	99,467	10,530	(369)	210,135
Depreciation and amortization	39,953	30,717	146	433	71,249
Gain (loss) on sale of assets	3,276	486	-	-	3,762
Operating income	$124,798	$9,865	$19,438	$703	$154,804

Equity earnings from investments	$14,188	$-	$-	$-	$14,188
Capital expenditures	$129,366	$32,632	$-	$2,575	$164,573
(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment's regulated operations had revenues of $116.6 million, net margin of $96.9 million and operating income of $40.5 million.

(b) - All of our Distribution segment's operations are regulated.

Three Months Ended June 30, 2008	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$1,939,570	$374,115	$1,858,380	$801	$4,172,866
Intersegment revenues	204,322	2	167,284	(371,608)	-
Total revenues	$2,143,892	$374,117	$2,025,664	$(370,807)	$4,172,866

Net margin	$280,933	$134,993	$4,173	$729	$420,828
Operating costs	87,158	93,883	8,357	(1,287)	188,111
Depreciation and amortization	30,033	29,074	198	396	59,701
Gain (loss) on sale of assets	(3)	-	-	(1)	(4)
Operating income	$163,739	$12,036	$(4,382)	$1,619	$173,012

Equity earnings from investments	$17,610	$-	$-	$-	$17,610
Capital expenditures	$257,529	$39,706	$15	$3,267	$300,517
(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment's regulated operations had revenues of $108.2 million, net margin of $79.0 million and operating income of $37.1 million.

(b) - All of our Distribution segment's operations are regulated.

Six Months Ended June 30, 2009	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$2,396,217	$1,030,954	$1,588,753	$1,530	$5,017,454
Intersegment revenues	251,705	4	251,752	(503,461)	-
Total revenues	$2,647,922	$1,030,958	$1,840,505	$(501,931)	$5,017,454

Net margin	$515,523	$374,122	$92,682	$1,510	$983,837
Operating costs	189,953	189,544	18,036	(452)	397,081
Depreciation and amortization	79,893	62,329	291	862	143,375
Gain (loss) on sale of assets	3,940	486	-	-	4,426
Operating income	$249,617	$122,735	$74,355	$1,100	$447,807

Equity earnings from investments	$35,410	$-	$-	$-	$35,410
Investments in unconsolidated affiliates	$735,394	$-	$-	$-	$735,394
Total assets	$7,400,746	$2,680,850	$963,681	$788,446	$11,833,723
Noncontrolling interests in consolidated subsidiaries	$5,472	$-	$-	$1,245,001	$1,250,473
Capital expenditures	$321,860	$77,284	$-	$8,456	$407,600
(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment's regulated operations had revenues of $235.8 million, net margin of $192.8 million and operating income of $86.1 million.

(b) - All of our Distribution segment's operations are regulated.

Six Months Ended June 30, 2008	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$3,815,270	$1,287,776	$3,970,224	$1,672	$9,074,942
Intersegment revenues	387,657	4	399,243	(786,904)	-
Total revenues	$4,202,927	$1,287,780	$4,369,467	$(785,232)	$9,074,942

Net margin	$549,458	$366,681	$89,038	$1,563	$1,006,740
Operating costs	175,240	188,065	18,522	(393)	381,434
Depreciation and amortization	59,975	58,024	576	605	119,180
Gain (loss) on sale of assets	28	(18)	-	(1)	9
Operating income	$314,271	$120,574	$69,940	$1,350	$506,135

Equity earnings from investments	$45,393	$-	$-	$-	$45,393
Investments in unconsolidated affiliates	$752,952	$-	$-	$-	$752,952
Total assets	$6,869,540	$2,634,667	$1,763,545	$901,320	$12,169,072
Noncontrolling interests in consolidated subsidiaries	$5,911	$-	$-	$966,794	$972,705
Capital expenditures	$524,587	$70,355	$15	$45,091	$640,048
(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment's regulated operations had revenues of $224.0 million, net margin of $160.9 million and operating income of $74.7 million.

(b) - All of our Distribution segment's operations are regulated.

L.           UNCONSOLIDATED AFFILIATES

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated.  All amounts in the table below are equity earnings from investments in our ONEOK Partners segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Thousands of dollars)
Northern Border Pipeline	$5,454	$8,880	$21,492	$28,661
Fort Union Gas Gathering, L.L.C.	3,805	3,464	6,015	5,759
Bighorn Gas Gathering, L.L.C.	1,824	2,005	3,910	4,323
Lost Creek Gathering Company, L.L.C.	1,312	1,797	2,202	3,082
Other	1,793	1,464	1,791	3,568
Equity earnings from investments	$14,188	$17,610	$35,410	$45,393

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of our unconsolidated affiliates for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Thousands of dollars)
Income Statement
Operating revenues	$87,951	$95,040	$194,017	$206,435
Operating expenses	$44,429	$45,201	$89,232	$88,545
Net income	$32,129	$33,927	$82,645	$89,748

Distributions paid to us	$30,142	$33,214	$63,473	$60,627

M.           EARNINGS PER SHARE INFORMATION

The following tables set forth the computations of basic and diluted EPS from continuing operations for the periods indicated.

	Three Months Ended June 30, 2009
			Per Share
	Income	Shares	Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Net income attributable to ONEOK available for common stock	$41,679	105,335	$0.40
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	615
Net income attributable to ONEOK available for common stock
and common stock equivalents	$41,679	105,950	$0.39

	Three Months Ended June 30, 2008
			Per Share
	Income	Shares	Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Net income attributable to ONEOK available for common stock	$41,865	104,340	$0.40
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	1,732
Net income attributable to ONEOK available for common stock
and common stock equivalents	$41,865	106,072	$0.39

	Six Months Ended June 30, 2009
			Per Share
	Income	Shares	Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Net income attributable to ONEOK available for common stock	$163,964	105,249	$1.56
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	599
Net income attributable to ONEOK available for common stock
and common stock equivalents	$163,964	105,848	$1.55

	Six Months Ended June 30, 2008
			Per Share
	Income	Shares	Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Net income attributable to ONEOK available for common stock	$185,702	104,255	$1.78
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	1,692
Net income attributable to ONEOK available for common stock
and common stock equivalents	$185,702	105,947	$1.75

There were 258,225 and 261,634 option shares excluded from the calculation of diluted EPS for the three and six months ended June 30, 2009, respectively, since their inclusion would have been anti-dilutive.  There were no anti-dilutive option shares for the three and six months ended June 30, 2008.

N.           ONEOK PARTNERS

Ownership Interest in ONEOK Partners - Our ownership interest in ONEOK Partners is shown in the following table for the periods indicated.

	June 30,	December 31,
	2009	2008
General partner interest	2.0%	2.0%
Limited partner interest	43.3% (a)	45.7% (a)
Total ownership interest	45.3% (b)	47.7%
(a) - Represents 5.9 million common units and approximately 36.5 million Class B units, which are convertible, at our option, into common units.
(b) - Following the July 2009 sale of additional ONEOK Partners' units, our interest in ONEOK Partners was 45.1 percent.

In June 2009, ONEOK Partners completed an underwritten public offering of 5,000,000 common units at $45.81 per common unit, generating net proceeds of approximately $219.9 million after deducting underwriting discounts but before offering expenses.  In conjunction with ONEOK Partners’ public offering of common units, ONEOK Partners GP contributed $4.7 million to ONEOK Partners in order to maintain its 2 percent general partner interest.

In July 2009, ONEOK Partners sold an additional 486,690 common units at $45.81 per common unit to the underwriters of the public offering upon the partial exercise of their option to purchase additional common units to cover over-allotments.  ONEOK Partners received net proceeds of approximately $21.4 million from the sale of the common units after deducting underwriting discounts but before offering expenses.  In conjunction with the partial exercise by the underwriters, ONEOK Partners GP contributed $0.5 million to ONEOK Partners in order to maintain its 2 percent general partner interest.  Following these transactions, our interest in ONEOK Partners is 45.1 percent.

Cash Distributions - The following table sets forth ONEOK Partners’ general partner and incentive distributions declared for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Thousands of dollars)
General partner distributions	$2,551	$2,346	$4,970	$4,619
Incentive distributions	21,437	18,574	41,757	35,403
Total distributions to general partner	$23,988	$20,920	$46,727	$40,022

The quarterly distributions paid by ONEOK Partners to limited partners in each of the first and second quarters of 2009 were $1.08 per unit.  The quarterly distributions paid by ONEOK Partners to limited partners in the first and second quarters of 2008 were $1.025 per unit and $1.04 per unit, respectively.  In July 2009, ONEOK Partners declared a second-quarter 2009 cash distribution of $1.08 per unit payable in the third quarter.

Relationship - We consolidate ONEOK Partners in our consolidated financial statements; however, we are restricted from the assets and cash flows of ONEOK Partners except for our distributions.  Distributions are declared quarterly by ONEOK Partners’ general partner based on the terms of the ONEOK Partners partnership agreement.  For the three months ended June 30, 2009 and 2008, cash distributions declared from ONEOK Partners to us totaled $69.8 million and $65.9 million, respectively.  For the six months ended June 30, 2009 and 2008, cash distributions declared from ONEOK Partners to us totaled $138.3 million and $129.0 million, respectively.  See Note K for more information on ONEOK Partners’ results.

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

ONEOK Partners has certain contractual rights to our Bushton Plant through a Processing and Services Agreement with us, which sets out the terms for processing and related services we provide at the Bushton Plant through 2012.  ONEOK Partners has contracted for all of the capacity of the Bushton Plant from our wholly owned subsidiary, OBPI.  In exchange, ONEOK Partners pays OBPI for all costs and expenses of the Bushton Plant, including reimbursement of a portion of our obligations under equipment leases covering the Bushton Plant.

We provide a variety of services to our affiliates, including cash management and financial services, administrative services provided by our employees and management, insurance and office space leased in our headquarters building and other field locations.  Where costs are specifically incurred on behalf of an affiliate, the costs are billed directly to the affiliate by us.  In other situations, the costs are allocated to the affiliates through a variety of methods, depending upon the nature of the expenses and the activities of the affiliates.  For example, a service that applies equally to all employees is allocated based upon the number of employees in each affiliate.  However, an expense benefiting the consolidated company but having no direct basis for allocation is allocated by the modified Distrigas method, a method using a combination of ratios that include gross plant and investment, earnings before interest and taxes and payroll expense.  It is not practicable to determine what these general overhead costs would be on a stand-alone basis.

The following table sets forth transactions with ONEOK Partners for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Thousands of dollars)
Revenues	$107,570	$204,322	$251,705	$387,657

Expenses
Cost of sales and fuel	$9,416	$24,731	$26,054	$60,060
Administrative and general expenses	49,855	43,333	98,478	90,234
Total expenses	$59,271	$68,064	$124,532	$150,294

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for a 12-month period.

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

Outlook - We expect challenging economic conditions to persist for the remainder of 2009 and into 2010, compared with 2008, when we experienced unprecedented drilling activity, supply growth and commodity price levels for natural gas, NGLs and crude oil.  We anticipate that lower commodity prices will continue to result in reduced drilling activity, and current economic conditions will result in reduced demand for NGL products from the petrochemical industry.  Although ONEOK has been able to access the commercial paper markets, and ONEOK Partners has been able to access the debt and equity markets for the liquidity and capital resource needs of each in 2009, we expect continued volatility and possible disruption in the financial markets, which could limit our access to those markets or increase the cost of issuing new securities in the future.  We expect that depressed commodity prices and tighter capital markets will result in the sale or consolidation of underperforming assets in the industry, which may present opportunities for us.

Operating Results - Diluted earnings per share of common stock from continuing operations (EPS) were $0.39 for the three months ended June 30, 2009, and 2008.  For the six-month period, EPS decreased to $1.55 from $1.75 for the same period last year.  Operating income for the three months ended June 30, 2009, decreased to $154.8 million from $173.0 million for the same period last year.  For the six months ended June 30, 2009, operating income decreased to $447.8 million from $506.1 million for the same period last year.  These decreases were primarily due to lower realized commodity prices in our ONEOK Partners segment and were partially offset by increased NGL throughput as a result of the completion of the Overland Pass Pipeline and related expansion projects, as well as new NGL supply connections in our ONEOK Partners segment.

ONEOK Partners Equity Issuance - In June 2009, ONEOK Partners completed an underwritten public offering of 5,000,000 common units at $45.81 per common unit, generating net proceeds of approximately $219.9 million after deducting underwriting discounts but before offering expenses.  In conjunction with ONEOK Partners’ public offering of common units, ONEOK Partners GP contributed $4.7 million to ONEOK Partners in order to maintain its 2 percent general partner interest.

In July 2009, ONEOK Partners sold an additional 486,690 common units at $45.81 per common unit to the underwriters of the public offering upon the partial exercise of their option to purchase additional common units to cover over-allotments.  ONEOK Partners received net proceeds of approximately $21.4 million from the sale of the common units after deducting underwriting discounts but before offering expenses.  In conjunction with the partial exercise by the underwriters, ONEOK Partners GP contributed $0.5 million to ONEOK Partners in order to maintain its 2 percent general partner interest.

As a result of these transactions, our interest in ONEOK Partners is 45.1 percent.

ONEOK Partners used the proceeds from the sale of common units and the general partner contributions to repay borrowings under its $1.0 billion amended and restated revolving credit agreement dated March 30, 2007 (ONEOK Partners Credit Agreement) and for general partnership purposes.

ONEOK Partners Debt Issuance - In March 2009, ONEOK Partners completed an underwritten public offering of $500 million aggregate principal amount of 8.625 percent Senior Notes due 2019.  ONEOK Partners used the proceeds from the offering to repay indebtedness outstanding under the ONEOK Partners Credit Agreement.

Dividends/Distributions - We declared a quarterly dividend of $0.42 per share ($1.68 per share on an annualized basis) in July 2009, an increase of approximately 5 percent from the $0.40 per share declared in July 2008.  ONEOK Partners declared a cash distribution of $1.08 per unit ($4.32 per unit on an annualized basis) in July 2009, an increase of approximately 2 percent from the $1.06 per unit declared in July 2008.

Capital Projects - ONEOK Partners placed the following projects in service during the first six months of 2009:
•	Guardian Pipeline’s expansion and extension project;
•	D-J Basin lateral pipeline; and
•	Williston Basin gas processing plant expansion.

CAPITAL PROJECTS

All of the capital projects discussed below are in our ONEOK Partners segment.

Overland Pass Pipeline - In November 2008, Overland Pass Pipeline Company completed construction of a 760-mile natural gas liquids pipeline from Opal, Wyoming, to the Mid-Continent natural gas liquids market center in Conway, Kansas.  The Overland Pass Pipeline is designed to transport approximately 110 MBbl/d of unfractionated NGLs and can be increased to approximately 255 MBbl/d with additional pump facilities.  At the end of the second quarter 2009, approximately 85 MBbl/d were flowing on Overland Pass Pipeline.  Overland Pass Pipeline Company is a joint venture between ONEOK Partners and a subsidiary of The Williams Companies, Inc. (Williams).  A subsidiary of ONEOK Partners owns 99 percent of the joint venture and is currently operating the pipeline.  On or before November 17, 2010, Williams has the option to increase its ownership in Overland Pass Pipeline Company, which includes the Piceance Lateral and D-J Basin Lateral pipeline projects, up to 50 percent, with the purchase price being determined in accordance with the joint venture’s operating agreement.  If Williams exercises its option to increase its ownership to the full 50 percent, Williams would have the option to become operator.  If Williams does not elect to increase its ownership to at least 10 percent, ONEOK Partners will have the right, but not the obligation, to purchase Williams’ entire ownership interest, with the purchase price being determined in accordance with the joint venture’s operating agreement.  The pipeline project cost approximately $575 million, excluding AFUDC.

As part of a long-term agreement, Williams dedicated its NGL production from two of its natural gas processing plants in Wyoming, estimated to be approximately 70 MBbl/d, to the Overland Pass Pipeline.  Subsidiaries of ONEOK Partners are providing downstream fractionation, storage and transportation services to Williams.  ONEOK Partners has also reached agreements with certain producers for supply commitments from the D-J Basin and Piceance Lateral pipelines for up to an additional 80 MBbl/d and is negotiating agreements with other producers for supply commitments that could add an additional 60 MBbl/d of supply to this pipeline within the next three to five years.

ONEOK Partners also invested approximately $239 million, excluding AFUDC, to expand its existing fractionation and storage capabilities and to increase the capacity of its natural gas liquids distribution pipelines.  Part of this expansion included adding new fractionation facilities at ONEOK Partners’ Bushton, Kansas location, which increased the total fractionation capacity at the Bushton facility to 150 MBbl/d from 80 MBbl/d.  The addition of the new facilities and the upgrade to the existing fractionator were completed in October 2008.  Additionally, portions of the natural gas liquids distribution pipeline upgrades were completed in the second and third quarters of 2008.

Piceance Lateral Pipeline - In October 2008, Overland Pass Pipeline Company began construction of a 150-mile lateral pipeline with capacity to transport as much as 100 MBbl/d of unfractionated NGLs from the Piceance Basin in Colorado to the Overland Pass Pipeline.  Williams will dedicate its NGL production from an existing natural gas processing plant and a new natural gas processing plant, with estimated volumes totaling approximately 30 MBbl/d, to be transported by the lateral pipeline.  ONEOK Partners continues to negotiate with other producers for supply commitments.  Construction is expected to be completed during the third quarter of 2009.  The project is currently estimated to cost in the range of $110 million to $140 million, excluding AFUDC.

D-J Basin Lateral Pipeline - In March 2009, Overland Pass Pipeline Company placed in service the 125-mile natural gas liquids lateral pipeline from the Denver-Julesburg Basin in northeastern Colorado to the Overland Pass Pipeline.  The pipeline has capacity to transport as much as 55 MBbl/d of unfractionated NGLs.  The project cost was approximately $70 million, excluding AFUDC.  Volumes are expected to exceed 31 MBbl/d during the third quarter of 2009, with the potential for an additional 10 MBbl/d from new drilling and plant upgrades in the next two years.

Arbuckle Natural Gas Liquids Pipeline - In July 2009, ONEOK Partners completed construction of the 440-mile Arbuckle pipeline project, a natural gas liquids pipeline system that delivers unfractionated NGLs from points in southern Oklahoma and Texas to the Texas Gulf Coast.  The Arbuckle pipeline system has the capacity to transport 160 MBbl/d of unfractionated NGLs, expandable to 210 MBbl/d with additional pump facilities, and connects with ONEOK Partners’ existing Mid-Continent infrastructure with its fractionation facility in Mont Belvieu, Texas, and other Gulf Coast region fractionators.  ONEOK Partners has NGL production dedicated from existing and new natural gas processing plants that it expects will be sufficient to fill the 210 MBbl/d capacity level over the next three to five years.

The demand for surface easements increased dramatically in Texas and Oklahoma over the last two years because of increased oil and natural gas exploration and production activities, as well as pipeline construction.  As previously reported, project costs have been more expensive than originally estimated due to delays associated with right-of-way acquisition and difficult construction conditions associated with several weeks of heavy spring rains, resulting in greatly reduced construction productivity.  ONEOK Partners has also experienced increased costs due to a number of scope changes, arising primarily from additional supply development opportunities.  ONEOK Partners currently estimates project costs will be approximately $490 million, excluding AFUDC.  ONEOK Partners began filling the pipeline with product in July 2009, and expects to place the project in service in August 2009, with volumes reaching 65 MBbl/d by the end of the third quarter of 2009.

Williston Basin Gas Processing Plant Expansion - The expansion of ONEOK Partners’ Grasslands natural gas processing facility in North Dakota was placed in service in March 2009.  The expansion increased processing capacity to approximately 100 MMcf/d from its previous capacity of 63 MMcf/d and increased fractionation capacity to approximately 12 MBbl/d from 8 MBbl/d.  The cost of the project was approximately $46 million, excluding AFUDC.

Guardian Pipeline Expansion and Extension - In February 2009, ONEOK Partners completed the 119-mile extension of its Guardian Pipeline.  The pipeline has capacity to transport 537 MMcf/d of natural gas north from Ixonia, Wisconsin, to the Green Bay, Wisconsin, area.  The project is supported by 15-year shipper commitments with We Energies and Wisconsin Public Service Corporation, and the capacity is close to fully subscribed.  The project cost approximately $325 million, excluding AFUDC.

REGULATORY

Several regulatory initiatives impacted the earnings and future earnings potential for our Distribution segment.  See discussion of our Distribution segment’s regulatory initiatives on page 43.

IMPACT OF NEW ACCOUNTING STANDARDS

Information about the impact of the following new accounting standards is included in Note A of the Notes to Consolidated Financial Statements in this Quarterly Report:
•	Statement 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51;”
•	Statement 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133;”
•	Statement 157, “Fair Value Measurements;”
•	FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments;”
•	FSP 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets;”
•	Statement 165, “Subsequent Events;” and
•	Statement 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”

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

Information about our critical accounting estimates is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” in our Annual Report.

Impairment of Goodwill - We assess our goodwill for impairment at least annually.  Our July 1, 2009, impairment test will be completed in the third quarter of 2009.   As part of our impairment test, an initial assessment is made by comparing the fair value of a reporting unit with its book value, including goodwill.  To estimate the fair value of our reporting units, we use two generally accepted valuation approaches, an income approach and a market approach.  Under the income approach, we use anticipated cash flows over a period of years plus a terminal value and discount these amounts to their present value using appropriate rates of return.  Under the market approach, we apply multiples to forecasted EBITDA amounts.  The multiples used are consistent with historical asset transactions, and the EBITDA amounts are based on average EBITDA for a reporting unit over a three-year forecasted period.

There were no impairment charges resulting from our July 1, 2008, impairment test.  As a result of events in the financial markets and deteriorating economic conditions following our July 1, 2008, impairment test, we performed subsequent reviews and determined that interim testing of goodwill was not indicated.  Our estimates of fair value significantly exceeded the book value of our reporting units in our July 1, 2008, impairment test and our subsequent reviews.  Even if the estimated fair values used in our impairment test were reduced by 10 percent, no impairment charges would have resulted from our July 1, 2008 impairment test.  At June 30, 2009, and December 31, 2008, we had $602.8 million of goodwill recorded on our Consolidated Balance Sheets.

Derivatives and Risk Management - We utilize financial instruments to reduce our market risk exposure to commodity price and interest rate risk.  We do not believe that changes in our fair value estimates of our derivative instruments have a material impact on our results of operations, as the majority of our derivatives are accounted for as hedges for which ineffectiveness is not material.  See Notes B and C of the Notes to Consolidated Financial Statements in this Quarterly Report for additional discussion of our fair value measurements and derivatives and risk management activities.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected consolidated financial results for the periods indicated.

	Three Months Ended		Six Months Ended		Increase (Decrease)		Increase (Decrease)
	June 30,		June 30,		Three Months		Six Months
Financial Results	2009	2008	2009	2008	2009 vs. 2008		2009 vs. 2008
	(Millions of dollars)
Revenues	$2,227.6	$4,172.9	$5,017.4	$9,074.9	$(1,945.3)	(47%)	$(4,057.5)	(45%)
Cost of sales and fuel	1,795.2	3,752.1	4,033.6	8,068.2	(1,956.9)	(52%)	(4,034.6)	(50%)
Net margin	432.4	420.8	983.8	1,006.7	11.6	3%	(22.9)	(2%)
Operating costs	210.1	188.1	397.1	381.4	22.0	12%	15.7	4%
Depreciation and amortization	71.2	59.7	143.4	119.2	11.5	19%	24.2	20%
Gain (loss) on sale of assets	3.7	-	4.5	-	3.7	100%	4.5	100%
Operating income	$154.8	$173.0	$447.8	$506.1	$(18.2)	(11%)	$(58.3)	(12%)
Equity earnings from investments	$14.2	$17.6	$35.4	$45.4	$(3.4)	(19%)	$(10.0)	(22%)
Allowance for equity funds used during construction	$9.5	$11.7	$18.5	$20.2	$(2.2)	(19%)	$(1.7)	(8%)
Other income (expense)	$6.5	$0.3	$4.3	$(1.1)	$6.2	*	$5.4	*
Interest expense	$(73.4)	$(59.1)	$(151.4)	$(121.9)	$14.3	24%	$29.5	24%
Net income attributable to noncontrolling interests	$39.7	$71.1	$80.9	$140.1	$(31.4)	(44%)	$(59.2)	(42%)
Capital expenditures	$164.6	$300.5	$407.6	$640.0	$(135.9)	(45%)	$(232.4)	(36%)
* Percentage change is greater than 100 percent.

Net margin increased for the three months ended June 30, 2009, compared with the same period last year, primarily due to the following:
•	increased NGL throughput as a result of the completion of the Overland Pass Pipeline and related expansion projects, as well as new NGL supply connections in our ONEOK Partners segment;
•	an increase in transportation margins, net of hedging activities, in our Energy Services segment;

•	incremental natural gas transportation margins from the Guardian Pipeline expansion and extension that was placed into service in early 2009 in our ONEOK Partners segment; and
•	the implementation of new rate mechanisms in our Distribution segment; partially offset by
•	lower realized commodity prices and narrower NGL product price differentials in our ONEOK Partners segment.

Net margin decreased for the six months ended June 30, 2009, compared with the same period last year, primarily due to the following:
•	lower realized commodity prices and narrower NGL product price differentials in our ONEOK Partners segment; partially offset by
•	increased NGL throughput as a result of the completion of the Overland Pass Pipeline and related expansion projects, as well as new NGL supply connections in our ONEOK Partners segment;
•	incremental natural gas transportation margins from the Guardian Pipeline expansion and extension that was placed into service in early 2009 in our ONEOK Partners segment;
•	higher volumes processed and sold in our ONEOK Partners segment’s gathering and processing business; and
•	the implementation of new rate mechanisms in our Distribution segment.

Operating costs increased for the three and six months ended June 30, 2009, compared with the same periods last year, primarily due to higher operating costs at ONEOK Partners’ NGL fractionation facilities, which included incremental operating expenses associated with the recently expanded Bushton Plant that resumed operations in the third quarter of 2008, the operations of Overland Pass Pipeline that began in the fourth quarter of 2008, and increased employee-related costs in our Distribution and Energy Services segments.  These increases were slightly offset by lower bad-debt expense in our Distribution segment.

Depreciation and amortization expense increased for the three and six months ended June 30, 2009, compared with the same periods last year, primarily due to higher depreciation expense associated with ONEOK Partners’ completed capital projects.

Equity earnings from investments decreased for the three and six months ended June 30, 2009, compared with the same periods last year, primarily due to lower subscription volumes and rates on Northern Border Pipeline, of which ONEOK Partners owns a 50 percent interest, and lower volumes gathered in ONEOK Partners’ various other equity investments.

Interest expense increased for the three and six months ended June 30, 2009, compared with the same periods last year, primarily due to increased borrowings by ONEOK Partners to fund its capital projects.

Noncontrolling interests in income of consolidated subsidiaries for the three and six months ended June 30, 2009 and 2008, primarily reflects the remaining 54.7 percent and 52.3 percent, respectively, of ONEOK Partners that we do not own.  The decrease in noncontrolling interests is due to the decrease in income for our ONEOK Partners segment.

Capital expenditures decreased for the three and six months ended June 30, 2009, compared with the same periods last year, due to the completion of the Overland Pass Pipeline and related expansion projects, the Williston Basin gas processing plant expansion and the Guardian Pipeline expansion and extension in our ONEOK Partners segment.  This decrease was partially offset by a one-time payment to terminate vehicle and other equipment leases in our Distribution segment.

Additional information regarding our financial results and operating information is provided in the following discussion for each of our segments.

ONEOK Partners

Overview - We currently own a 45.1 percent equity interest in ONEOK Partners.  The remaining interest in ONEOK Partners is reflected as net income attributable to noncontrolling interests on our Consolidated Statements of Income and in noncontrolling interests in consolidated subsidiaries on our Consolidated Balance Sheets.  See Note N of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information on the ONEOK Partners’ equity issuance and related transactions.

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

Selected Financial Results and Operating Information - The following table sets forth certain selected financial results for our ONEOK Partners segment for the periods indicated.

	Three Months Ended		Six Months Ended		Increase (Decrease)		Increase (Decrease)
	June 30,		June 30,		Three Months		Six Months
Financial Results	2009	2008	2009	2008	2009 vs. 2008		2009 vs. 2008
	(Millions of dollars)
Revenues	$1,397.1	$2,143.9	$2,647.9	$4,202.9	$(746.8)	(35%)	$(1,555.0)	(37%)
Cost of sales and fuel	1,135.1	1,863.0	2,132.3	3,653.4	(727.9)	(39%)	(1,521.1)	(42%)
Net margin	262.0	280.9	515.6	549.5	(18.9)	(7%)	(33.9)	(6%)
Operating costs	100.5	87.2	190.0	175.2	13.3	15%	14.8	8%
Depreciation and amortization	40.0	30.0	79.9	60.0	10.0	33%	19.9	33%
Gain on sale of assets	3.3	-	3.9	-	3.3	100%	3.9	100%
Operating income	$124.8	$163.7	$249.6	$314.3	$(38.9)	(24%)	$(64.7)	(21%)

Equity earnings from investments	$14.2	$17.6	$35.4	$45.4	$(3.4)	(19%)	$(10.0)	(22%)
Allowance for equity funds used during construction	$9.5	$11.7	$18.5	$20.2	$(2.2)	(19%)	$(1.7)	(8%)
Capital expenditures	$129.4	$257.5	$321.9	$524.6	$(128.1)	(50%)	$(202.7)	(39%)

Net margin decreased for the three months ended June 30, 2009, compared with the same period last year, primarily due to the following:
•	a decrease of $34.0 million due to significantly lower realized commodity prices in ONEOK Partners’ natural gas gathering and processing business;
•	a decrease of $7.4 million due to the impact of lower natural gas prices on retained fuel in ONEOK Partners’ natural gas pipelines businesses; and
•	a decrease of $7.1 million due to narrower NGL product price differentials in ONEOK Partners’ natural gas liquids gathering and fractionation business; partially offset by
•
an increase of $23.5 million in ONEOK Partners’ natural gas liquids businesses primarily due to increased NGL throughput as a result of the completion of the Overland Pass Pipeline and related expansion projects, as well as new NGL supply connections; and

•	incremental net margin of $8.3 million due to the Guardian Pipeline expansion and extension that was placed into service in early 2009 in ONEOK Partners’ natural gas pipelines business.

Net margin decreased for the six months ended June 30, 2009, compared with the same period last year, primarily due to the following:
•	a decrease of $61.4 million due to significantly lower realized commodity prices in ONEOK Partners’ natural gas gathering and processing business;
•	a decrease of $28.0 million due to narrower NGL product price differentials in ONEOK Partners’ natural gas liquids gathering and fractionation business;
•	a decrease of $11.7 million due to the impact of lower natural gas prices on retained fuel in ONEOK Partners’ natural gas pipelines business; partially offset by
•
an increase of $47.6 million in ONEOK Partners’ natural gas liquids businesses, primarily due to increased NGL throughput as a result of the completion of the Overland Pass Pipeline and related expansion projects, as well as new NGL supply connections;

•	incremental net margin of $13.2 million due to the Guardian Pipeline expansion and extension that was placed into service in early 2009 in ONEOK Partners’ natural gas pipelines business; and
•	an increase of $7.4 million due to higher volumes processed and sold in ONEOK Partners’ natural gas gathering and processing business.

Operating costs increased for the three and six months ended June 30, 2009, compared with the same periods last year, primarily due to higher operating costs at ONEOK Partners’ fractionation facilities, which included incremental operating expenses associated with the recently expanded Bushton Plant that resumed operations in the third quarter of 2008, and due to the operations of the Overland Pass Pipeline that began in the fourth quarter of 2008.

Depreciation and amortization expense increased for the three and six months ended June 30, 2009, compared with the same periods last year, primarily due to higher depreciation expense associated with ONEOK Partners’ completed capital projects.

Equity earnings from investments decreased for the three and six months ended June 30, 2009, compared with the same periods last year, primarily due to lower subscription volumes and rates on Northern Border Pipeline and lower volumes gathered in ONEOK Partners’ various other equity investments.

Capital expenditures decreased for the three and six months ended June 30, 2009, compared with the same periods last year, primarily due to the completion of the Overland Pass Pipeline and related expansion projects, the Williston Basin gas processing plant expansion and the Guardian Pipeline expansion and extension.

Selected Operating Information - The following table sets forth selected operating information for our ONEOK Partners segment for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information	2009	2008	2009	2008
Natural gas gathered (BBtu/d) (a)	1,130	1,185	1,147	1,188
Natural gas processed (BBtu/d) (a)	658	651	655	637
Natural gas transportation capacity contracted (MMcf/d)	5,264	4,816	5,205	4,883
Residue gas sales (BBtu/d) (a)	291	281	288	279
NGLs gathered (MBbl/d)	364	253	344	252
NGL sales (MBbl/d)	401	265	391	275
NGLs fractionated (MBbl/d)	479	371	472	381
NGLs transported (MBbl/d)	461	308	453	305
Conway-to-Mont Belvieu OPIS average price differential
Ethane ($/gallon)	$0.12	$0.13	$0.10	$0.11
Realized composite NGL sales prices ($/gallon) (a)	$0.69	$1.49	$0.67	$1.41
Realized condensate sales price ($/Bbl) (a)	$72.15	$102.77	$67.04	$95.82
Realized residue gas sales price ($/MMBtu) (a)	$2.79	$9.42	$3.18	$8.41
Realized gross processing spread ($/MMBtu) (a)	$6.34	$6.69	$6.34	$7.06
(a) - Statistics relate to ONEOK Partners’ natural gas gathering and processing business.

Commodity Price Risk - The following tables set forth ONEOK Partners’ hedging information for the remainder of 2009 and for the year ending December 31, 2010, as of August 4, 2009.

	Six Months Ending
	December 31, 2009
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d) (a)	6,445	$1.08	/ gallon	75%
Condensate (Bbl/d) (a)	1,449	$2.18	/ gallon	72%
Total (Bbl/d)	7,894	$1.29	/ gallon	74%
Natural gas (MMBtu/d)	8,753	$4.20	/ MMBtu	45%
(a) - Hedged with fixed-price swaps.

	Year Ending
	December 31, 2010
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d) (a)	451	$1.37	/ gallon	5%
Condensate (Bbl/d) (a)	1,072	$1.70	/ gallon	49%
Total (Bbl/d)	1,523	$1.60	/ gallon	14%
Natural gas (MMBtu/d)	7,828	$5.71	/ MMBtu	37%
(a) - Hedged with fixed-price swaps.

See Note C of the Notes to Consolidated Financial Statements in this Quarterly Report for more information on our hedging activities.

Commodity price risks related to estimated physical sales of commodities for ONEOK Partners’ natural gas gathering and processing business are estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at June 30, 2009.  ONEOK Partners estimates the following for its natural gas gathering and processing business:
•	a $0.01 per gallon decrease in the composite price of NGLs would decrease annual net margin by approximately $1.2 million;
•	a $1.00 per barrel decrease in the price of crude oil would decrease annual net margin by approximately $1.0 million; and
•	a $0.10 per MMBtu decrease in the price of natural gas would decrease annual net margin by approximately $0.7 million.

The above estimates of commodity price risk exclude the effects of hedging and assume normal operating conditions.  Further, these estimates do not include any effects on demand for ONEOK Partners’ services or processing plant operations that might be caused by, or arise in conjunction with, price changes.  For example, a change in the gross processing spread may cause a change in the amount of ethane extracted from the natural gas stream, affecting gathering and processing margins.

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

Selected Financial Results - The following table sets forth certain selected financial results for our Distribution segment for the periods indicated.

	Three Months Ended		Six Months Ended		Increase (Decrease)		Increase (Decrease)
	June 30,		June 30,		Three Months		Six Months
Financial Results	2009	2008	2009	2008	2009 vs. 2008		2009 vs. 2008
(Millions of dollars)
Gas sales	$245.9	$344.9	$961.8	$1,220.9	$(99.0)	(29%)	$(259.1)	(21%)
Transportation revenues	19.2	18.8	45.8	46.1	0.4	2%	(0.3)	(1%)
Cost of gas	137.0	239.1	656.8	921.1	(102.1)	(43%)	(264.3)	(29%)
Net margin, excluding other revenues	128.1	124.6	350.8	345.9	3.5	3%	4.9	1%
Other revenues	11.5	10.4	23.3	20.8	1.1	11%	2.5	12%
Net margin	139.6	135.0	374.1	366.7	4.6	3%	7.4	2%
Operating costs	99.4	93.9	189.5	188.1	5.5	6%	1.4	1%
Depreciation and amortization	30.7	29.1	62.3	58.0	1.6	5%	4.3	7%
Gain on sale of assets	0.4	-	0.4	-	0.4	100%	0.4	100%
Operating income	$9.9	$12.0	$122.7	$120.6	$(2.1)	(17%)	$2.1	2%
Capital expenditures	$32.6	$39.7	$77.3	$70.4	$(7.1)	(18%)	$6.9	10%

Net margin increased for the three months ended June 30, 2009, compared with the same period last year, primarily due to:
•
an increase of $3.7 million resulting from the implementation of new rate mechanisms, which includes a $1.1 million increase in Oklahoma, a $1.9 million increase in Kansas and a $0.7 million increase in Texas; and

•	an increase of $1.2 million related to recovery of carrying costs for natural gas in storage.

Net margin increased for the six months ended June 30, 2009, compared with the same period last year, primarily due to:
•
an increase of $7.9 million resulting from the implementation of new rate mechanisms, which includes a $2.8 million increase in Oklahoma, a $3.6 million increase in Kansas and a $1.5 million increase in Texas; and

•	an increase of $2.3 million related to recovery of carrying costs for natural gas in storage; partially offset by
•	a decrease of $1.6 million due to lower sales volumes due to warmer weather across our entire service territory.

Operating costs increased for the three months and six months ended June 30, 2009, compared with the same periods last year, primarily due to:
•	an increase of $6.8 million and $5.6 million, respectively, in employee related costs;
•	an increase of $1.9 million and $1.8 million, respectively, in property tax expense; partially offset by
•
a decrease of $2.9 million and $5.8 million, respectively, in bad-debt expense that includes the impact of the authorized recovery of the fuel-related portion of bad debts in Oklahoma, effective January 2009.

Depreciation and amortization expense increased for the three and six months ended June 30, 2009, compared with the same periods last year, primarily due to:
•	an increase of $0.9 million and $2.1 million, respectively, in depreciation expense related to our investment in property, plant and equipment; and
•	an increase of $0.7 million and $2.2 million, respectively, in regulatory amortization associated with revenue rider recoveries.

Capital Expenditures - Our capital expenditure program includes expenditures for extending service to new areas, modifications to customer service lines, increasing system capabilities, general replacements and improvements.  It is our practice to maintain and upgrade facilities to assure safe, reliable and efficient operations.  Our capital expenditure program included $9.5 million and $10.3 million for new business development for the three months ended June 30, 2009 and 2008, respectively, and $20.5 million and $21.9 million for the six months ended June 30, 2009 and 2008, respectively.  Capital expenditures decreased for the three months ended June 30, 2009, compared with the same period last year, primarily as a result of lower spending on modifications to customer service lines, general replacements and improvements during 2009.  Capital expenditures increased for the six months ended June 30, 2009, compared with the same period last year, due to a one-time payment of $12.2 million to terminate vehicle and other equipment leases in the first quarter of 2009.

Selected Operating Information - The following tables set forth selected operating information for our Distribution segment for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Volumes (MMcf)	2009	2008	2009	2008
Gas sales
Residential	13,388	14,058	68,745	75,339
Commercial	4,459	4,937	20,211	22,708
Industrial	156	388	668	973
Wholesale	3,578	2,333	4,712	2,559
Public Authority	371	336	1,218	1,335
Total volumes sold	21,952	22,052	95,554	102,914
Transportation	47,432	47,118	103,396	109,234
Total volumes delivered	69,384	69,170	198,950	212,148

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net margin, excluding other revenues	2009	2008	2009	2008
Gas Sales	(Millions of dollars)
Residential	$88.4	$85.6	$244.9	$239.5
Commercial	19.1	18.6	56.5	56.4
Industrial	0.6	0.8	1.4	1.7
Wholesale	0.1	0.2	0.2	0.3
Public Authority	0.7	0.6	2.0	1.9
Net margin on gas sales	108.9	105.8	305.0	299.8
Transportation revenues	19.2	18.8	45.8	46.1
Net margin, excluding other revenues	$128.1	$124.6	$350.8	$345.9

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Number of Customers	2009	2008	2009	2008
Residential	1,904,675	1,892,404	1,909,012	1,897,777
Commercial	157,463	160,538	158,957	162,603
Industrial	1,364	1,444	1,368	1,446
Wholesale	27	27	27	29
Public Authority	2,858	3,035	2,903	2,987
Transportation	9,075	10,331	9,911	10,233
Total customers	2,075,462	2,067,779	2,082,178	2,075,075

Residential volumes decreased for both the three and six months ended June 30, 2009, compared with the same periods last year, due to warmer temperatures across our entire service territory; however, the impact on margin decreases was moderated by weather-normalization mechanisms.

Wholesale sales represent contracted gas volumes that exceed the needs of our residential, commercial and industrial customer base and are available for sale to other parties.  Wholesale volumes increased for the three and six months ended June 30, 2009, compared with the same periods last year, due to increased volumes available for sale caused by warmer temperatures across our entire service territory.

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

The OCC has authorized Oklahoma Natural Gas to defer transmission pipeline Integrity Management Program (IMP) costs incurred (inclusive of operations and maintenance expense, depreciation, property taxes and a rate of return) in compliance with the Federal Pipeline Safety Improvement Act of 2002.  An IMP application was made at the OCC on January 30, 2009, covering the IMP deferrals for 2008 and the true-ups associated with the prior recovery period.  The OCC approved this application for recovery of $10.5 million in IMP costs in June 2009.

In December 2008, the OCC issued a final order authorizing Oklahoma Natural Gas to defer the fuel-related portion of bad debts for recovery in the purchased gas adjustment mechanism.  The associated deferrals began in January 2009.

In October 2008, a joint application for performance-based rates was filed by the OCC staff and Oklahoma Natural Gas.  This application proposes that the OCC adopt a performance-based rate design and a more streamlined regulatory process.  In April 2009, a joint stipulation was signed and filed that supports a performance-based rate mechanism for Oklahoma Natural Gas.  Upon hearing evidence and testimony supporting the joint stipulation in a hearing on April 23, 2009, the administrative law judge recommended the OCC approve the application.  The Commission adopted the recommendation of the administrative law judge and approved the joint stipulation of the parties on May 7, 2009.

In June 2009, Oklahoma Natural Gas filed an application with the OCC requesting an increase of approximately $66.1 million in base rates, which includes existing riders that would effectively reduce the requested rate increase to a net amount of $37.6 million.  If approved as filed, the estimated annual impact on operating income will be approximately $19.0 million.  Oklahoma Natural Gas has not had a base rate adjustment since July 2005.  Since the 2005 increase, Oklahoma Natural Gas has invested more than $162 million in its rate base.  In addition, operating expenses, such as labor and operations and maintenance, have increased since 2005.  The rate application continues Oklahoma Natural Gas’ migration from traditional rate cases to performance-based rates under an order previously approved by the OCC.  When fully implemented, performance-based rates will provide for a streamlined annual review of Oklahoma Natural Gas’ performance and will result in more frequent rate adjustments than what is experienced when rate cases occur years apart.  In accordance with Oklahoma law, the OCC has 180 days to consider Oklahoma Natural Gas’ proposed rate changes.

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

Texas - In June 2009, Austin and the surrounding cities in our central Texas service area approved an increase in base rates of $1.1 million, which included a $5.0 million decrease in depreciation and amortization expense, plus recovery of the fuel related portion of bad debts and carrying costs for natural gas in storage.  The new rates were effective July 2009.

In March 2009, Texas Gas Service filed a statement of intent to increase rates in its Rio Grande Valley service area for approximately $3.7 million.  If approved, new rates are expected to become effective in August 2009.

General - Certain costs to be recovered through the ratemaking process have been recorded as regulatory assets in accordance with Statement 71, “Accounting for the Effects of Certain Types of Regulation.”  Should recovery cease due to regulatory actions, certain of these assets may no longer meet the criteria of Statement 71, and accordingly, a write-off of regulatory assets and stranded costs may be required.  There were no write-offs of regulatory assets resulting from the failure to meet the criteria of Statement 71 during the three and six months ended June 30, 2009 and 2008, respectively.

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

We utilize our experience to optimize the value of our contracted assets, and we use our risk management and marketing capabilities to both manage risk and to generate additional margins.  We apply a combination of cash flow and fair value hedge accounting when implementing hedging strategies that take advantage of favorable market conditions.  See Note C of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.  Additionally, certain non-trading transactions, which are economic hedges of our accrual transactions, such as our storage and transportation contracts, will not qualify for hedge accounting treatment.  These economic hedges receive mark-to-market accounting treatment, as they are derivative contracts and are not designated as part of a hedge relationship.  As a result, the underlying risk being hedged receives accrual accounting treatment, while we use mark-to-market accounting treatment for the economic hedges.  We cannot predict the earnings fluctuations from mark-to-market accounting, and the impact on earnings could be material.

Selected Financial Results - The following table sets forth selected financial results for our Energy Services segment for the periods indicated.

	Three Months Ended		Six Months Ended		Increase (Decrease)		Increase (Decrease)
	June 30,		June 30,		Three Months		Six Months
Financial Results	2009	2008	2009	2008	2009 vs. 2008		2009 vs. 2008
	(Millions of dollars)
Revenues	$727.1	$2,025.7	$1,840.5	$4,369.5	$(1,298.6)	(64%)	$(2,529.0)	(58%)
Cost of sales and fuel	697.0	2,021.5	1,747.8	4,280.5	(1,324.5)	(66%)	(2,532.7)	(59%)
Net margin	30.1	4.2	92.7	89.0	25.9	*	3.7	4%
Operating costs	10.5	8.4	18.0	18.5	2.1	25%	(0.5)	(3%)
Depreciation and amortization	0.2	0.2	0.3	0.6	-	0%	(0.3)	(50%)
Operating income	$19.4	$(4.4)	$74.4	$69.9	$23.8	*	$4.5	6%
* Percentage change is greater than 100 percent.

Energy markets were affected by lower commodity prices during the six months ended June 30, 2009, compared with the same period last year.  The decrease in commodity prices had a direct impact on our revenues and the cost of sales and fuel.  Our average sales price was 67 percent lower for the three months ended June 30, 2009, and 54 percent lower for the six months ended June 30, 2009, compared with the same periods last year.

Net margin increased for the three months ended June 30, 2009, compared with the same period last year, due to the following:
•
an increase of $26.1 million in transportation margins, net of hedging activities, due to higher realized Rockies-to-Mid-Continent margins resulting from hedging activities and favorable unrealized fair value changes on derivative financial instruments not qualified in a hedging relationship;

•	an increase of $4.4 million in retail sales margins primarily associated with customer risk management activities; partially offset by
•	a decrease of $4.7 million in financial trading margins.

Net margin increased for the six months ended June 30, 2009, compared with the same period last year, due to the following:
•
an increase of $10.0 million in transportation margins, net of hedging activities, due to higher realized Rockies-to-Mid-Continent margins resulting from hedging activities and favorable unrealized fair value changes on derivative financial instruments not qualified in a hedging relationship;

•	an increase of $3.6 million in retail sales margins, primarily associated with customer risk management activities;
•	an increase of $2.3 million in financial trading margins; partially offset by
•
a net decrease of $12.3 million in storage and marketing margins, net of hedging activities, primarily due to lower realized seasonal storage differentials, partially offset by increased net margins associated with managing our demand services, due to warmer winter weather in 2009, and higher margins from fair value changes on derivative financial instruments not qualified in a hedging relationship.

Operating costs increased for the three months ended June 30, 2009, compared with the same period last year, due to higher employee-related costs and an increase in bad-debt expense.

Selected Operating Information - The following table sets forth selected operating information for our Energy Services segment for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information	2009	2008	2009	2008
Natural gas marketed (Bcf)	258	265	586	605
Natural gas gross margin ($/Mcf)	$0.11	$0.01	$0.15	$0.10
Physically settled volumes (Bcf)	544	561	1,178	1,196

Our natural gas in storage at June 30, 2009, was 68.9 Bcf, compared with 41.2 Bcf at June 30, 2008.  The increase is primarily due to warmer weather in 2009 compared with colder weather in 2008, which resulted in higher storage withdrawals in 2008.  At June 30, 2009, our total natural gas storage capacity under lease was 82.5 Bcf, with maximum withdrawal capability of 2.2 Bcf/d and maximum injection capability of 1.4 Bcf/d.  Our current natural gas transportation capacity is 1.7 Bcf/d.

The following table sets forth our margins by activity for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Millions of dollars)
Marketing, storage and transportation, gross	$74.7	$51.2	$186.6	$188.8
Storage and transportation costs	(51.6)	(54.3)	(108.6)	(108.5)
Marketing, storage and transportation, net	23.1	(3.1)	78.0	80.3
Retail marketing	6.8	2.4	11.2	7.6
Financial trading	0.2	4.9	3.5	1.1
Net margin	$30.1	$4.2	$92.7	$89.0

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

Financial trading margin includes activities that are generally executed using financially settled derivatives.  These activities are normally short term in nature, with a focus on capturing value from short-term price volatility.  Revenues in our Consolidated Statements of Income include financial trading margins, as well as certain physical natural gas transactions with our trading counterparties.  Revenues and cost of sales and fuel from such physical transactions are reported on a net basis.

Contingencies

Legal Proceedings - We are a party to various litigation matters and claims that are in the normal course of our operations.  While the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or liquidity.  Additional information about our legal proceedings is included under Part II, Item 1, Legal Proceedings of this Quarterly Report and under Part I, Item 3, Legal Proceedings, in our Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

General - Part of our strategy is to grow through internally generated growth projects and acquisitions that strengthen and complement our existing assets.  ONEOK and ONEOK Partners have relied primarily on operating cash flow, commercial paper, bank credit facilities, debt issuances and/or the sale of equity for their liquidity and capital resource requirements.  ONEOK and ONEOK Partners fund their operating expenses, debt service and dividends to shareholders primarily with operating cash flow.  We expect to continue to use these sources for liquidity and capital resource needs on both a short- and long-term basis.  Neither ONEOK nor ONEOK Partners guarantees the debt or other similar commitments to unaffiliated parties, and ONEOK does not guarantee the debt or other similar commitments of ONEOK Partners.

During 2009, the capital markets have improved significantly from year-end 2008.  ONEOK has been able to access the commercial paper markets to meet its short-term funding needs.  Additionally, ONEOK Partners has been able to access the debt and equity markets to meet its long-term financing needs for 2009.  At current commodity price levels, we do not expect ONEOK’s short-term borrowings to exceed $400 million for the remainder of 2009.

Higher commodity prices and wider basis differentials in 2008 increased collateral requirements and natural gas inventory costs in our Energy Services segment, resulting in peak short-term borrowings of $1.4 billion at December 31, 2008, under ONEOK’s revolving credit facilities.  Throughout this period, ONEOK has continued to have access to its $1.2 billion amended and restated credit agreement dated July 14, 2006 (ONEOK Credit Agreement), which expires in July 2011.  In addition, ONEOK has also had access to its $400 million, 364-day revolving credit facility dated August 6, 2008 (364-Day Facility), which expired on August 5, 2009.  ONEOK Partners has continued to have access to its ONEOK Partners Credit Agreement, which has been adequate to fund its short-term liquidity needs and expires in March 2012.

We expect challenging economic conditions to persist for the remainder of 2009 and into 2010, with downward pressures, compared with 2008, on commodity prices.  We also expect continued volatility and possible disruption in the financial markets, which could limit our access to those markets or increase the cost of issuing new securities in the future.  ONEOK’s and ONEOK Partners’ ability to continue to access capital markets for debt and equity financing under reasonable terms depends on the Company’s and Partnership’s respective financial condition, credit ratings and market conditions.  ONEOK and ONEOK Partners anticipate that cash flow generated from operations, existing capital resources and ability to obtain financing will enable both to maintain current levels of operations and planned operations, collateral requirements and capital expenditures.

Capital Structure - The following table sets forth our consolidated capital structure for the periods indicated.

	June 30,	December 31,
	2009	2008
Long-term debt	57%	67%
Equity	43%	33%

Debt (including notes payable)	61%	76%
Equity	39%	24%

ONEOK does not guarantee the debt of ONEOK Partners.  For purposes of determining compliance with financial covenants in the ONEOK Credit Agreement and the 364-Day Facility, the debt of ONEOK Partners is excluded.  The following table sets forth ONEOK’s capitalization structure, excluding the debt of ONEOK Partners for the periods indicated.

	June 30,	December 31,
	2009	2008
Long-term debt	41%	44%
Equity	59%	56%

Debt (including notes payable)	46%	59%
Equity	54%	41%

In February 2009, ONEOK repaid $100 million of maturing long-term debt with cash from operations and short-term borrowings.  In February 2008, ONEOK repaid $402.3 million of maturing long-term debt with cash from operations and short-term borrowings.

Cash Management - ONEOK and ONEOK Partners each use similar centralized cash management programs that concentrate the cash assets of their operating subsidiaries in joint accounts for the purpose of providing financial flexibility and lowering the cost of borrowing, transaction costs and bank fees.  Both centralized cash management programs provide that funds in excess of the daily needs of the operating subsidiaries are concentrated, consolidated or otherwise made available for use by other entities within the respective consolidated groups.  ONEOK Partners’ operating subsidiaries participate in these programs to the extent they are permitted pursuant to FERC regulations or their operating agreements.  Under these cash management programs, depending on whether a participating subsidiary has short-term cash surpluses or cash requirements, ONEOK and ONEOK Partners provide cash to their respective subsidiaries or the subsidiaries provide cash to them.

Short-term Liquidity - ONEOK’s principal sources of short-term liquidity consist of cash generated from operating activities, quarterly distributions from ONEOK Partners and the ONEOK Credit Agreement as discussed below.  ONEOK also has a commercial paper program that is utilized for short-term liquidity needs to the extent funds are available under the ONEOK Credit Agreement.  ONEOK Partners’ principal sources of short-term liquidity consist of cash generated from operating activities and borrowings under the ONEOK Partners Credit Agreement.

The total amount of short-term borrowings authorized by ONEOK’s Board of Directors is $2.5 billion.  At June 30, 2009, ONEOK had $329.9 million in commercial paper outstanding, $48.0 million in letters of credit issued under the ONEOK Credit Agreement, and available cash and cash equivalents of approximately $15.2 million.  ONEOK had approximately $1.2 billion of credit available at June 30, 2009, under the ONEOK Credit Agreement and the 364-Day Facility.  The amount of credit available under committed bank lines decreased by $400 million when the 364-Day Facility expired on August 5, 2009.  As of June 30, 2009, ONEOK could have issued $2.8 billion of additional short- and long-term debt under the most restrictive provisions contained in its various borrowing agreements.

The total amount of short-term borrowings authorized by the Board of Directors of ONEOK Partners GP, the general partner of ONEOK Partners, is $1.5 billion.  At June 30, 2009, ONEOK Partners had $360.0 million in borrowings outstanding and $586.5 million of credit available under the ONEOK Partners Credit Agreement, and available cash and cash equivalents of approximately $31.8 million.  As of June 30, 2009, ONEOK Partners could have issued $586.5 million of additional short- and long-term debt under the most restrictive provisions of the ONEOK Partners Credit Agreement.  At June 30, 2009, ONEOK Partners had a total of $49.2 million in letters of credit issued outside the ONEOK Partners Credit Agreement.

The ONEOK Credit Agreement, the 364-Day Facility and the ONEOK Partners Credit Agreement contain certain financial, operational and legal covenants as discussed in Note H of the Notes to Consolidated Financial Statements in our Annual Report.  Among other things, the ONEOK Credit Agreement’s covenants include a limitation on ONEOK’s stand-alone debt-to-capital ratio, which may not exceed 67.5 percent at the end of any calendar quarter.  At June 30, 2009, ONEOK’s stand-alone debt-to-capital ratio, as calculated under the terms of the ONEOK Credit Agreement, was 45.7 percent, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement and the 364-Day Facility.  ONEOK Partners Credit Agreement’s covenants include, among other things, maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as adjusted for all non-cash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5 to 1.  At June 30, 2009, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 4.3 to 1.  ONEOK Partners was in compliance with all covenants under the ONEOK Partners Credit Agreement.

Long-term Financing - In addition to the principal sources of short-term liquidity discussed above, options available to ONEOK to meet its longer-term cash requirements include the issuance of equity, issuance of long-term notes, issuance of convertible debt securities, asset securitization and the sale and leaseback of facilities.  Options available to ONEOK Partners to meet its longer-term cash requirements include the issuance of common units, issuance of long-term notes, issuance of convertible debt securities, asset securitization and the sale and leaseback of facilities.

ONEOK and ONEOK Partners are subject to changes in the debt and equity markets, and there is no assurance they will be able or willing to access the public or private markets in the future.  ONEOK and ONEOK Partners may choose to meet their cash requirements by utilizing some combination of cash flows from operations, borrowing under existing credit facilities, altering the timing of controllable expenditures, restricting future acquisitions and capital projects, or pursuing other debt or equity financing alternatives.  Some of these alternatives could involve higher costs or negatively affect their respective credit ratings, among other factors.  Based on ONEOK’s and ONEOK Partners’ investment-grade credit ratings, general financial condition and market expectations regarding their future earnings and projected cash flows, ONEOK and ONEOK Partners believe that they will be able to meet their respective cash requirements and maintain their investment-grade credit ratings.

ONEOK Partners Equity Issuance - In June 2009, ONEOK Partners completed an underwritten public offering of 5,000,000 common units at $45.81 per common unit, generating net proceeds of approximately $219.9 million after deducting underwriting discounts but before offering expenses.  In conjunction with ONEOK Partners’ public offering of common units, ONEOK Partners GP contributed $4.7 million to ONEOK Partners in order to maintain its 2 percent general partner interest.

In July 2009, ONEOK Partners sold an additional 486,690 common units at $45.81 per common unit to the underwriters of the public offering upon the partial exercise of their option to purchase additional common units to cover over-allotments.  ONEOK Partners received net proceeds of approximately $21.4 million from the sale of the common units after deducting underwriting discounts but before offering expenses.  In conjunction with the partial exercise by the underwriters, ONEOK Partners GP contributed $0.5 million to ONEOK Partners in order to maintain its 2 percent general partner interest.

Following completion of these transactions, our interest in ONEOK Partners is 45.1 percent.

ONEOK Partners used the proceeds from the sale of common units and the general partner contributions to repay borrowings under its existing ONEOK Partners Credit Agreement and for general partnership purposes.

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

The 2019 Notes are senior unsecured obligations, ranking equally in right of payment with all of ONEOK Partners’ existing and future unsecured senior indebtedness, and effectively junior to all of the existing and future debt and other liabilities of its non-guarantor subsidiaries.  The 2019 Notes are nonrecourse to ONEOK.  For more information regarding the 2019 Notes, refer to discussion in Note G of the Notes to Consolidated Financial Statements in this Quarterly Report.

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

Capital Expenditures - ONEOK’s and ONEOK Partners’ capital expenditures are typically financed through operating cash flows, short- and long-term debt and the issuance of equity.  Total capital expenditures were $407.6 million and $640.0 million for the six months ended June 30, 2009 and 2008, respectively.  Of these amounts, ONEOK Partners’ capital expenditures were $321.9 million and $524.6 million for the six months ended June 30, 2009 and 2008, respectively.  Our capital expenditures are driven primarily by ONEOK Partners’ capital projects discussed beginning on page 34.

Projected 2009 capital expenditures are significantly less than 2008 capital expenditures, primarily due to the completion of the Overland Pass Pipeline and related expansion projects, the Williston Basin gas processing plant expansion and the Guardian Pipeline expansion and extension.  The following table sets forth our 2009 projected capital expenditures, excluding AFUDC.

2009 Projected Capital Expenditures
(Millions of dollars)
ONEOK Partners	$570
Distribution	158
Other	17
Total projected capital expenditures	$745

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

Credit Ratings - ONEOK’s and ONEOK Partners’ credit ratings as of June 30, 2009, are shown in the table below.

	ONEOK		ONEOK Partners
Rating Agency	Rating	Outlook	Rating	Outlook
Moody’s	Baa2	Stable	Baa2	Stable
S&P	BBB	Stable	BBB	Stable

ONEOK’s commercial paper is rated P2 by Moody’s and A2 by S&P.  ONEOK’s and ONEOK Partners’ credit ratings, which are currently investment grade, may be affected by a material change in financial ratios or a material event affecting the business.  The most common criteria for assessment of credit ratings are the debt-to-capital ratio, business risk profile, pretax and after-tax interest coverage, and liquidity. ONEOK and ONEOK Partners do not anticipate their respective credit ratings to be downgraded.  However, if our credit ratings were downgraded, the interest rates on our commercial paper borrowings and the ONEOK Credit Agreement would increase, resulting in an increase in our cost to borrow funds, and we could potentially lose access to the commercial paper market.  Likewise, ONEOK Partners would see increased borrowing costs under the ONEOK Partners Credit Agreement.  In the event that ONEOK is unable to borrow funds under its commercial paper program and there has not been a material adverse change in its business, ONEOK would continue to have access to the ONEOK Credit Agreement, which expires in July 2011.  An adverse rating change alone is not a default under the ONEOK Credit Agreement or the ONEOK Partners Credit Agreement, but could trigger repurchase obligations with respect to certain ONEOK Partners’ long-term debt.  See additional discussion about our credit ratings under “Debt Covenants.”

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

Our Energy Services segment relies upon the investment-grade credit rating of ONEOK’s senior unsecured long-term debt to reduce its collateral requirements.  If ONEOK’s credit ratings were to decline below investment grade, our ability to participate in energy marketing and trading activities could be significantly limited.  Without an investment-grade rating, we may be required to fund margin requirements with our counterparties with cash, letters of credit or other negotiable instruments.  At June 30, 2009, ONEOK could have been required to fund approximately $2.3 million in margin requirements related to financial contracts upon such a downgrade.  A decline in ONEOK’s credit ratings below investment grade may also significantly impact other business segments.

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

In the normal course of business, ONEOK’s and ONEOK Partners’ counterparties provide secured and unsecured credit.  In the event of a downgrade in ONEOK’s or ONEOK Partners’ credit rating or a significant change in ONEOK’s or ONEOK Partners’ counterparties’ evaluation of creditworthiness, ONEOK or ONEOK Partners could be asked to provide additional collateral in the form of cash, letters of credit or other negotiable instruments.

Commodity Prices - We are subject to commodity price volatility.  Significant fluctuations in commodity prices may impact our overall liquidity due to the impact commodity price changes have on our cash flows from operating activities, including the impact on working capital for NGLs and natural gas held in storage, margin requirements and certain energy-related receivables.  We believe that ONEOK’s and ONEOK Partners’ available credit and cash and cash equivalents are adequate to meet liquidity requirements associated with commodity price volatility.  See discussion beginning on page 54 under “Commodity Price Risk” in Item 3, Quantitative and Qualitative Disclosures about Market Risk, for information on our hedging activities.

Pension and Postretirement Benefit Plans - Information about our pension and postretirement benefits plans is included in Note J of the Notes to Consolidated Financial Statements in our Annual Report.  See Note H of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

CASH FLOW ANALYSIS

We use the indirect method to prepare our Consolidated Statements of Cash Flows.  Under this method, we reconcile net income to cash flows provided by operating activities by adjusting net income for those items that impact net income but may not result in actual cash receipts or payments during the period.  These reconciling items include depreciation and amortization, allowance for equity funds used during construction, gain on sale of assets, undistributed earnings from equity investments in excess of distributions received, deferred income taxes, stock-based compensation expense, allowance for doubtful accounts, and changes in our assets and liabilities not classified as investing or financing activities.

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated.

	Six Months Ended		Increase (Decrease)
	June 30,		Six Months
	2009	2008	2009 vs. 2008
Total cash provided by (used in):	(Millions of dollars)
Operating activities	$1,075.9	$534.8	$541.1	*
Investing activities	(380.2)	(621.1)	240.9	39%
Financing activities	(1,158.7)	165.9	(1,324.6)	*
Change in cash and cash equivalents	(463.0)	79.6	(542.6)	*
Cash and cash equivalents at beginning of period	510.0	19.1	490.9	*
Cash and cash equivalents at end of period	$47.0	$98.7	$(51.7)	(52%)
* Percentage change is greater than 100 percent.

Operating Cash Flows - Operating cash flows are affected by earnings from our business activities.  We provide services for producers and consumers of natural gas and NGLs.  Changes in commodity prices and demand for our services or products, whether because of general economic conditions, changes in demand for the end products that are made with our products or increased competition from other service providers, could affect our earnings and operating cash flows.

The changes in operating assets and liabilities increased operating cash flows $656.6 million for the six months ended June 30, 2009, compared with an increase of $28.8 million for the same period last year, primarily as a result of the following:
• a decrease in cash collateral and margin requirements in our Energy Services segment;
• the impact of lower commodity prices on our operating assets and liabilities;
• the timing of cash receipts from our revenues resulting in decreased accounts receivable; partially offset by
• the timing of payments for purchases of commodities and other expenses resulting in decreased accounts payable.

Operating cash flows, before changes in operating assets and liabilities, were $419.3 million for the six months ended June 30, 2009, compared with $506.0 million for the same period last year.  The decrease was primarily due to lower realized commodity prices and product price differentials in our ONEOK Partners segment, and decreases in storage and marketing margins, net of hedging activities, in our Energy Services segment.  These decreases were partially offset by increased throughput from the completion of the Overland Pass Pipeline and related expansion projects, and new NGL supply connections in our ONEOK Partners segment and an increase in transportation margins, net of hedging activities, in our Energy Services segment.

Investing Cash Flows - Cash used in investing activities decreased for the six months ended June 30, 2009, compared with the same period last year, primarily due to the completion of the Overland Pass Pipeline and related expansion projects, the Williston Basin gas processing plant expansion and the Guardian Pipeline expansion and extension.

Financing Cash Flows - During the six months ended June 30, 2009, we had a net repayment of notes payable of $1.6 billion.  The repayments were made with the proceeds ONEOK Partners received from the senior notes and public offering of common units, as discussed below, and cash generated from operations.  During the six months ended June 30, 2008, we had net borrowings of $598.9 million, which were used to repay $402.3 million of ONEOK’s maturing long-term debt and fund ONEOK Partners’ capital projects.

In June 2009, ONEOK Partners’ public sale of 5,000,000 common units generated net proceeds of approximately $219.9 million after deducting underwriting discounts but before offering expenses.  ONEOK Partners used the proceeds to repay borrowings under the ONEOK Partners Partnership Credit Agreement and for general partnership purposes.

In March 2009, ONEOK Partners completed an underwritten public offering of senior notes and received proceeds totaling approximately $498.3 million, net of discounts but before offering expenses.  ONEOK Partners used the net proceeds from the notes to repay borrowings under the ONEOK Partners Partnership Credit Agreement.

In February 2009 and 2008, ONEOK repaid $100.0 million and $402.3 million, respectively, of maturing long-term debt with available cash and short-term borrowings.

During the first six months of 2008, ONEOK Partners’ public sale of 2.6 million common units generated net proceeds of approximately $147 million after deducting underwriting discounts but before offering expenses.  ONEOK Partners used a portion of the proceeds to repay borrowings under the ONEOK Partners Partnership Credit Agreement.

Dividends paid were $0.80 per share and $0.76 per share for the six months ended June 30, 2009 and 2008, respectively.

Distributions paid to limited partners by ONEOK Partners were $2.16 per unit and $2.065 per unit for the six months ended June 30, 2009 and 2008, respectively.

ENVIRONMENTAL AND SAFETY MATTERS

Information about our environmental matters is included in Note I of the Notes to Consolidated Financial Statements in this Quarterly Report.

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

The United States Congress is actively considering legislation to reduce greenhouse gas emissions, including carbon dioxide and methane.  In addition, state and regional initiatives to regulate greenhouse gas emissions are under way.  We are monitoring federal and state legislation to assess the potential impact on our operations.  We estimate our direct greenhouse gas emissions annually as we collect all applicable greenhouse gas emission data for the previous year.  Our most recent estimate for ONEOK and ONEOK Partners, based on 2008 data, indicates that our emissions are less than 5 million metric tons of carbon dioxide equivalents on an annual basis.  We will continue efforts to improve our ability to better quantify direct greenhouse gas emissions and will report such emissions as required by any mandatory reporting rule, including the rules anticipated to be issued by the United States Environmental Protection Agency (EPA) in late-2009.

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

Chemical Site Security - The United States Department of Homeland Security (Homeland Security) released an interim rule in April 2007 that requires companies to provide reports on sites where certain chemicals, including many hydrocarbon products, are stored.  We completed the Homeland Security assessments, and our facilities were subsequently assigned one of four risk-based tiers ranging from high (Tier 1) to low (Tier 4) risk, or not tiered at all due to low risk.  A majority of our facilities were not tiered.  We are currently waiting for Homeland Security’s analysis to determine if any of the tiered facilities will require Site Security Plans and possible physical security enhancements.  In addition, the Transportation Security Administration and the Department of Transportation have completed a review and inspection of our “critical facilities” with no material issues.

Environmental Footprint - Our environmental and climate change strategy focuses on taking steps to minimize the impact of our operations on the environment.  These strategies include: (i) developing and maintaining an accurate greenhouse gas emissions inventory, according to rules anticipated to be issued by the EPA in late 2009; (ii) improving the efficiency of our various pipelines, natural gas processing facilities and natural gas liquids fractionation facilities; (iii) following developing technologies for emission control; (iv) following developing technologies to capture carbon dioxide to keep it from reaching the atmosphere; and (v) analyzing options for future energy investment.

Currently, certain subsidiaries of ONEOK Partners participate in the Processing and Transmission sectors, and LDCs in our Distribution segment participate in the Distribution sector of the EPA’s Natural Gas STAR Program to voluntarily reduce methane emissions.  A subsidiary in our ONEOK Partners’ segment was honored in 2008 as the “Natural Gas STAR Gathering and Processing Partner of the Year” for its efforts to positively address environmental issues through voluntary implementation of emission-reduction opportunities.  In addition, we continue to focus on maintaining low rates of lost-and-unaccounted-for methane gas through expanded implementation of best practices to limit the release of methane during pipeline and facility maintenance and operations.  Our 2008 calculation of our annual lost-and-unaccounted-for natural gas, for all of our business operations, is less than 1 percent of total throughput.

FORWARD-LOOKING STATEMENTS

Some of the statements contained and incorporated in this Quarterly Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended.  The forward-looking statements relate to our anticipated financial performance, management’s plans and objectives for our future operations, our business prospects, the outcome of regulatory and legal proceedings, market conditions and other matters.  We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.  The following discussion is intended to identify important factors that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

Forward-looking statements include the items identified in the preceding paragraph, the information concerning possible or assumed future results of our operations and other statements contained or incorporated in this Quarterly Report identified by words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “goal,” “forecast,” “could,” “may,” “continue,” “might,” “potential,” “scheduled” and other words and terms of similar meaning.

You should not place undue reliance on forward-looking statements, which are applicable only as of the date of this Quarterly Report.  Known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements.  Those factors may affect our operations, markets, products, services and prices.  In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:

•	the effects of weather and other natural phenomena on our operations, including energy sales and demand for our services and energy prices;
•
competition from other United States and foreign energy suppliers and transporters, as well as alternative forms of energy, including, but not limited to, solar power, wind power, geothermal energy and biofuels such as ethanol and biodiesel;

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  Other factors could also have material adverse effects on our future results.  These and other risks are described in greater detail in Part I, Item 1A, Risk Factors, in our Annual Report.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors.  Other than as required under securities laws, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information, subsequent events or change in circumstances, expectations or otherwise.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are consistent with those discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report.

COMMODITY PRICE RISK

See Note C of the Notes to Consolidated Financial Statements and the discussion under ONEOK Partners’ “Commodity Price Risk” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Quarterly Report for information on our hedging activities.

Fair Value Component of Energy Marketing and Risk Management Assets and Liabilities - The following table sets forth the fair value component of our energy marketing and risk management assets and liabilities, excluding $244.9 million of net assets at June 30, 2009, from derivative instruments declared as either fair value or cash flow hedges, for the periods indicated.

Fair Value Component of Energy Marketing and Risk Management Assets and Liabilities
(Thousands of dollars)
Net fair value of derivatives outstanding at December 31, 2008 (a)	$3,656
Derivatives reclassified or otherwise settled during the period	(5,905)
Fair value of new derivatives entered into during the period	(2,234)
Other changes in fair value	7,904
Net fair value of derivatives outstanding at June 30, 2009 (b)	$3,421

(a) - This balance has been adjusted by $255.1 million from the amount reported in our Annual Report.
 The adjustment was made in order to exclude from this table the gains on cash flow hedges that were reclassified into earnings from accumulated other comprehensive income (loss) related to the write down of our natural gas in storage to its lower of weighted-average cost or market.

(b) - The maturities of derivatives are based on injection and withdrawal periods from April through March, which is consistent with our business strategy. The maturities are as follows: $2.6 million matures through March 2010, $0.6 million matures through March 2011 and $0.2 million matures through
 March 2015.

The change in the net fair value of derivatives outstanding includes the effect of settled energy contracts and current period changes resulting primarily from newly originated transactions and the impact of market movements on the fair value of energy marketing and risk management assets and liabilities.

For further discussion of derivative instruments and fair value measurements, see the “Critical Accounting Estimates” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.  Also, see Notes B and C of the Notes to Consolidated Financial Statements in this Quarterly Report.

Value-at-Risk (VAR) Disclosure of Market Risk - The potential impact on our future earnings, as measured by VAR, was $6.9 million and $14.9 million at June 30, 2009 and 2008, respectively.  The following table sets forth the average, high and low VAR calculations for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Value-at-Risk	2009	2008	2009	2008
	(Millions of dollars)
Average	$9.0	$12.6	$9.6	$12.5
High	$13.0	$18.4	$14.1	$24.9
Low	$6.5	$8.0	$6.2	$4.0

ITEM 4.                      CONTROLS AND PROCEDURES

Quarterly Evaluation of Disclosure Controls and Procedures - As of the end of the period covered by this report, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, they concluded that as of June 30, 2009, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting - We have made no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

Additional information about our legal proceedings is included under Part I, Item 3, Legal Proceedings, in our Annual Report.

Mont Belvieu Emissions, Texas Commission on Environmental Quality - As previously reported, personnel of ONEOK Hydrocarbon Southwest, L.L.C. (OHSL), a subsidiary of ONEOK Partners, are in discussions with the Texas Commission on Environmental Quality (TCEQ) staff regarding air emissions at ONEOK Partners’ Mont Belvieu fractionator, which may have exceeded the emissions allowed under its air permit.  On March 13, 2009, the TCEQ issued a Notice of Enforcement, alleging that OHSL failed to isolate the source of the emissions in a timely manner.  In a letter dated April 15, 2009, the TCEQ proposed settling the matter by entering into an Agreed Order with an administrative penalty of $160,000 and requiring OHSL to perform certain preventative procedures.  On May 13, 2009, OHSL submitted its response to the settlement proposal letter.  While OHSL’s response remained under consideration by the TCEQ staff, the time for accepting the settlement lapsed, and, in a letter dated June 24, 2009, the Enforcement Division of the TCEQ withdrew its settlement offer and referred the matter to its Litigation Division.  This does not foreclose the possibility of a settlement, and OHSL continues to communicate with the TCEQ staff in both divisions regarding resolution of this matter.

Gas Index Pricing Litigation - As previously reported, we, ONEOK Energy Services Company, L.P. (“OESC”) and one other affiliate are defending, either individually or together, against multiple lawsuits claiming damages resulting from the alleged market manipulation or false reporting of prices to gas index publications by us and others.  On April 27, 2009, the Tennessee Supreme Court granted the defendants’ (including us and OESC) application to appeal the decision of the Tennessee Court of Appeals that reversed the trial court’s granting of the defendants’ motion to dismiss in the Samuel P. Leggett, et al. v. Duke Energy Corporation, et al., case.  Briefing on the appeal has been completed and a hearing before the Tennessee Supreme Court is scheduled for November 2009.

Additionally, on May 6, 2009, the NewPage Wisconsin System Inc. v. CMS Energy Resource Management Company, et al., case was transferred to the multi-district litigation matter MDL-1566 in the United States District Court for the District of Nevada for further proceedings.  We continue to vigorously defend all claims made in these cases.

ITEM 1A.                      RISK FACTORS

Our investors should consider the risks set forth in Part I, Item 1A, Risk Factors of our Annual Report that could affect us and our business.  Although we have tried to discuss key factors, our investors need to be aware that other risks may prove to be important in the future.  New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance.  Investors should carefully consider the discussion of risks and the other information included or incorporated by reference in this Quarterly Report, including “Forward-Looking Statements,” which are included in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information relating to our purchases of our common stock for the periods shown.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Be Purchased Under the Plans or Programs

April 1-30, 2009	29	(a)	$25.05	-	-
May 1-31, 2009	71	(a)	$27.64	-	-
June 1-30, 2009	44	(a)	$29.59	-	-
Total	144		$27.71	-	-

(a) - Represents shares repurchased directly from employees, pursuant to our Employee Stock Award Program.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2009 annual meeting of shareholders on May 21, 2009.  At this meeting, the individuals set forth below were elected by a majority vote to our Board of Directors to serve for a term of one year.

Director	Votes For	Votes Against	Abstained
James C. Day	92,064,097	4,551,566	432,754
Julie H. Edwards	95,744,855	985,025	318,537
William L. Ford	91,036,062	5,689,013	323,342
John W. Gibson	93,375,749	3,297,750	374,918
David L. Kyle	93,496,965	3,269,074	282,378
Bert H. Mackie	92,096,407	4,583,849	368,161
Jim W. Mogg	91,965,702	4,660,750	421,965
Pattye L. Moore	95,831,806	920,047	296,564
Gary D. Parker	92,317,669	4,407,386	323,362
Eduardo A. Rodriguez	95,624,066	1,056,052	368,299
David J. Tippeconnic	90,168,169	6,420,777	459,471

In addition, at this meeting our shareholders approved the proposal to ratify the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2009, as follows:

Votes For	Votes Against	Abstained
96,269,240	516,911	262,266

ITEM 5.                      OTHER INFORMATION

Not Applicable.

ITEM 6.                      EXHIBITS

Readers of this report should not rely on or assume the accuracy of any representation or warranty or the validity of any opinion contained in any agreement filed as an exhibit to this Quarterly Report, because such representation, warranty or opinion may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent an allocation of risk between parties in the particular transaction, may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes, or may no longer continue to be true as of any given date.  All exhibits attached to this Quarterly Report are included for the purpose of complying with requirements of the SEC, and, other than the certifications made by our officers pursuant to the Sarbanes-Oxley Act of 2002 included as exhibits to this Quarterly Report, all exhibits are included only to provide information to investors regarding their respective terms and should not be relied upon as constituting or providing any factual disclosures about us, any other persons, any state of affairs or other matters.

The following exhibits are filed as part of this Quarterly Report:

Exhibit No.                      Exhibit Description
10.1	Letter agreement between ONEOK, Inc. and Sam Combs III, dated June 16, 2009.

31.1	Certification of John W. Gibson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Curtis L. Dinan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John W. Gibson pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Curtis L. Dinan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in XBRL: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2009 and 2008; (iii) Consolidated Balance Sheets at June 30, 2009 and December 31, 2008; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008; (v) Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2009; (vi) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2009 and 2008; and (vii) Notes to Consolidated Financial Statements.

Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these XBRL documents are not the official publicly filed consolidated financial statements of ONEOK, Inc.  The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.  We also make available on our Web site the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc. Registrant
Date: August 6, 2009	By:	/s/ Curtis L. Dinan
Curtis L. Dinan Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)