Form 10-Q
period 2009-11-05
ONEOK INC /NEW/
filed 2009-11-05
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
Yes __ No X

On October 30, 2009, the Company had 105,490,566 shares of common stock outstanding.

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

We also make available on our Web site the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.  In accordance with Rule 402 of Regulation S-T, the Interactive Data Files shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

GLOSSARY
The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2008
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
Btu(s)	British thermal units, a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit
Bushton Plant	Bushton Gas Processing Plant
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
Guardian Pipeline	Guardian Pipeline, L.L.C.
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
LDC	Local Distribution Company
LIBOR	London Interbank Offered Rate
MBbl	Thousand barrels
MBbl/d	Thousand barrels per day
Mcf	Thousand cubic feet
MMBbl	Million barrels
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf	Million cubic feet
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NGL(s)	Natural gas liquid(s)
Northern Border Pipeline	Northern Border Pipeline Company
NYMEX	New York Mercantile Exchange
OBPI	ONEOK Bushton Processing Inc.
OCC	Oklahoma Corporation Commission
ONEOK	ONEOK, Inc.
ONEOK Partners	ONEOK Partners, L.P.
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and the sole general partner of ONEOK Partners, L.P.
OPIS	Oil Price Information Service
Overland Pass Pipeline Company	Overland Pass Pipeline Company LLC
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
S&P	Standard & Poor’s Rating Group
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
XBRL	eXtensible Business Reporting Language

This page intentionally left blank.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2009	2008	2009	2008
	(Thousands of dollars, except per share amounts)

Revenues	$2,364,736	$4,239,246	$7,382,190	$13,314,188
Cost of sales and fuel	1,912,882	3,784,220	5,946,499	11,852,422
Net margin	451,854	455,026	1,435,691	1,461,766
Operating expenses
Operations and maintenance	179,678	179,840	526,271	519,263
Depreciation and amortization	72,318	60,249	215,693	179,429
General taxes	24,900	24,068	75,388	66,079
Total operating expenses	276,896	264,157	817,352	764,771
Gain (loss) on sale of assets	(1,180)	1,310	3,246	1,319
Operating income	173,778	192,179	621,585	698,314
Equity earnings from investments (Note L)	20,054	29,412	55,464	74,805
Allowance for equity funds used during construction	7,290	15,616	25,761	35,788
Other income	8,950	12,723	18,554	16,659
Other expense	(995)	(11,332)	(6,338)	(16,347)
Interest expense	(72,689)	(61,180)	(224,042)	(183,100)
Income before income taxes	136,388	177,418	490,984	626,119
Income taxes	(34,080)	(24,031)	(143,777)	(146,973)
Net income	102,308	153,387	347,207	479,146
Less: Net income attributable to noncontrolling interests	54,266	95,354	135,201	235,411
Net income attributable to ONEOK	$48,042	$58,033	$212,006	$243,735

Earnings per share of common stock (Note M)
Net earnings per share, basic	$0.46	$0.56	$2.01	$2.34
Net earnings per share, diluted	$0.45	$0.55	$2.00	$2.30

Average shares of common stock (thousands)
Basic	105,420	104,446	105,306	104,319
Diluted	106,488	105,636	106,061	105,843

Dividends declared per share of common stock	$0.42	$0.40	$1.22	$1.16
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
(Unaudited)	2009	2008
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$52,180	$510,058
Accounts receivable, net	726,719	1,265,300
Gas and natural gas liquids in storage	657,403	858,966
Commodity exchanges and imbalances	84,268	56,248
Energy marketing and risk management assets (Notes B and C)	127,877	362,808
Other current assets	208,515	324,222
Total current assets	1,856,962	3,377,602

Property, plant and equipment
Property, plant and equipment	10,010,406	9,476,619
Accumulated depreciation and amortization	2,311,810	2,212,850
Net property, plant and equipment (Note J)	7,698,596	7,263,769

Investments and other assets
Goodwill and intangible assets	1,032,476	1,038,226
Energy marketing and risk management assets (Notes B and C)	32,191	45,900
Investments in unconsolidated affiliates (Note L)	774,347	755,492
Other assets	634,898	645,073
Total investments and other assets	2,473,912	2,484,691
Total assets	$12,029,470	$13,126,062
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
(Unaudited)	2009	2008
Liabilities and shareholders’ equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt	$268,210	$118,195
Notes payable (Note F)	824,000	2,270,000
Accounts payable	766,580	1,122,761
Commodity exchanges and imbalances	205,662	188,030
Energy marketing and risk management liabilities (Notes B and C)	49,234	175,006
Other current liabilities	530,775	319,772
Total current liabilities	2,644,461	4,193,764

Long-term debt, excluding current maturities (Note G)	4,340,211	4,112,581

Deferred credits and other liabilities
Deferred income taxes	893,213	890,815
Energy marketing and risk management liabilities (Notes B and C)	12,995	46,311
Other deferred credits	738,815	715,052
Total deferred credits and other liabilities	1,645,023	1,652,178

Commitments and contingencies (Note I)

Shareholders’ equity

ONEOK shareholders’ equity
Common stock, $0.01 par value:
authorized 300,000,000 shares; issued 122,274,466 shares and outstanding
105,465,408 shares at September 30, 2009; issued 121,647,007 shares and
outstanding 104,845,231 shares at December 31, 2008	1,223	1,216
Paid in capital	1,317,167	1,301,153
Accumulated other comprehensive loss (Note D)	(118,540)	(70,616)
Retained earnings	1,636,572	1,553,033
Treasury stock, at cost: 16,809,058 shares at September 30, 2009 and
16,801,776 shares at December 31, 2008	(696,807)	(696,616)
Total ONEOK shareholders’ equity	2,139,615	2,088,170

Noncontrolling interests in consolidated subsidiaries	1,260,160	1,079,369

Total shareholders’ equity	3,399,775	3,167,539
Total liabilities and shareholders’ equity	$12,029,470	$13,126,062
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
(Unaudited)	2009	2008
	(Thousands of dollars)
Operating activities
Net income	$347,207	$479,146
Depreciation and amortization	215,693	179,429
Allowance for equity funds used during construction	(25,761)	(35,788)
Gain on sale of assets	(3,246)	(1,319)
Equity earnings from investments	(55,464)	(74,805)
Distributions received from unconsolidated affiliates	56,896	67,812
Deferred income taxes	72,199	72,884
Stock-based compensation expense	15,233	26,776
Allowance for doubtful accounts	3,062	11,668
Inventory adjustment, net	-	9,659
Investment securities gains	(2,361)	(11,142)
Changes in assets and liabilities:
Accounts receivable	532,950	634,361
Gas and natural gas liquids in storage	192,398	(482,360)
Accounts payable	(347,374)	(210,768)
Commodity exchanges and imbalances, net	(10,388)	(3,137)
Accrued interest	34,649	48,736
Energy marketing and risk management assets and liabilities	84,379	49,904
Unrecovered purchased gas costs	11,244	(51,959)
Fair value of firm commitments	198,516	(135,826)
Other assets and liabilities	(48,895)	(94,873)
Cash provided by operating activities	1,270,937	478,398

Investing activities
Changes in investments in unconsolidated affiliates	(19,878)	3,063
Capital expenditures (less allowance for equity funds used during construction)	(614,757)	(1,033,063)
Proceeds from sale of assets	10,507	1,774
Proceeds from insurance	2,569	9,792
Acquisitions	-	2,450
Cash used in investing activities	(621,559)	(1,015,984)

Financing activities
Borrowing (repayment) of notes payable, net	(576,000)	1,119,614
Repayment of notes payable with maturities over 90 days	(870,000)	-
Issuance of debt, net of discounts	498,325	-
Long-term debt financing costs	(4,000)	-
Payment of debt	(111,506)	(412,219)
Repurchase of common stock	(252)	(29)
Issuance of common stock	6,739	7,249
Issuance of common units to noncontrolling interests, net of discounts	241,643	146,969
Dividends paid	(128,467)	(120,986)
Distributions to noncontrolling interests	(163,738)	(149,173)
Cash provided by (used in) financing activities	(1,107,256)	591,425
Change in cash and cash equivalents	(457,878)	53,839
Cash and cash equivalents at beginning of period	510,058	19,105
Cash and cash equivalents at end of period	$52,180	$72,944
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

ONEOK Shareholders’ Equity
Accumulated
	Common			Other
	Stock	Common	Paid-in	Comprehensive
(Unaudited)	Issued	Stock	Capital	Loss
	(Shares)	(Thousands of dollars)

December 31, 2008	121,647,007	$1,216	$1,301,153	$(70,616)
Net income	-	-	-	-
Other comprehensive loss (Note D)	-	-	-	(47,924)
Repurchase of common stock	-	-	-	-
Common stock issued	627,459	7	16,014	-
Common stock dividends -
$1.22 per share	-	-	-	-
Issuance of common units to noncontrolling interests	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-
September 30, 2009	122,274,466	$1,223	$1,317,167	$(118,540)
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Continued)

	ONEOK Shareholders’ Equity
			Noncontrolling
			Interests in	Total
	Retained	Treasury	Consolidated	Shareholders’
(Unaudited)	Earnings	Stock	Subsidiaries	Equity
	(Thousands of dollars)

December 31, 2008	$1,553,033	$(696,616)	$1,079,369	$3,167,539
Net income	212,006	-	135,201	347,207
Other comprehensive loss (Note D)	-	-	(32,315)	(80,239)
Repurchase of common stock	-	(252)	-	(252)
Common stock issued	-	61	-	16,082
Common stock dividends -
$1.22 per share	(128,467)	-	-	(128,467)
Issuance of common units to noncontrolling interests	-	-	241,643	241,643
Distributions to noncontrolling interests	-	-	(163,738)	(163,738)
September 30, 2009	$1,636,572	$(696,807)	$1,260,160	$3,399,775

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2009	2008	2009	2008
	(Thousands of dollars)

Net income	$102,308	$153,387	$347,207	$479,146
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on energy marketing and risk management
assets/liabilities, net of tax	(19,464)	182,347	19,004	63,777
Realized (gains) losses in net income, net of tax	(20,193)	(86,333)	(90,907)	(82,333)
Unrealized holding gains (losses) arising during the period, net of tax	(14)	216	491	(5,230)
Gains in investment securities recognized in net income	-	(6,832)	-	(6,832)
Change in pension and postretirement benefit plan liability, net of tax	(3,260)	(2,468)	(9,055)	(7,405)
Other	18	-	228	-
Total other comprehensive income (loss), net of tax (Note D)	(42,913)	86,930	(80,239)	(38,023)
Comprehensive income	59,395	240,317	266,968	441,123
Less: Comprehensive income attributable to noncontrolling interests	46,933	137,650	102,886	259,082
Comprehensive income attributable to ONEOK	$12,462	$102,667	$164,082	$182,041
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.           SUMMARY OF ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  The 2008 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements in our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for a 12-month period.

Our accounting policies are consistent with those disclosed in Note A of the Notes to Consolidated Financial Statements in our Annual Report.

Goodwill and Indefinite-lived Intangible Assets Impairment Test - We assess our goodwill and indefinite-lived intangible assets for impairment at least annually.  There were no impairment charges resulting from our July 1, 2009, impairment test.

Recently Issued Accounting Updates

The following recently issued accounting updates affect our consolidated financial statements during 2009:

FASB Accounting Standards Codification - In June 2009, the FASB established the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  While the Codification does not change GAAP, it does change the manner in which we reference authoritative accounting principles in our consolidated financial statements.  The Codification is effective for and has been implemented in this Quarterly Report.

Noncontrolling Interests - Effective for our year beginning January 1, 2009, we retroactively adopted new presentation and disclosure requirements for existing noncontrolling interests (previously referred to as minority interests).  We report noncontrolling interests as a component of equity in our Consolidated Balance Sheets and the amounts of consolidated net income attributable to noncontrolling interests and to us in our Consolidated Statements of Income.

Derivative Instruments and Hedging Activities - Effective for our year beginning January 1, 2009, we provide enhanced disclosures about how derivative and hedging activities affect our financial position, financial performance and cash flows.  These additional disclosures have been applied prospectively.  See Note C for applicable disclosures.

Fair Value Measurements - As of January 1, 2009, we began measuring our assets and liabilities that are measured at fair value on a nonrecurring basis subsequent to initial recognition based upon a revised definition of fair value.  The impact of these measurement changes was not material.  See Note B for disclosures of our fair value measurements.

Measuring Liabilities at Fair Value - In August 2009, the FASB provided clarification for measuring liabilities at fair value.  When a quoted price in an active market for an identical liability is not available, we will be required to measure fair value using a valuation technique that uses quoted prices of similar liabilities, quoted prices of identical or similar liabilities when traded as assets, or another valuation technique that is consistent with GAAP, such as the income or market approach.  Additionally, when estimating the fair value of a liability, we will not be required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  We will consider liabilities measured using an unadjusted quoted price in an active market for either an identical liability or an identical liability when traded as an asset as a Level 1 fair value measurement.  We will apply this guidance when measuring liabilities at fair value beginning in the fourth quarter of 2009 and do not expect the impact on those measurements to be material.

Interim Disclosures about Fair Value - Effective for our quarter ended June 30, 2009, we provide disclosures of fair value of financial instruments for interim reporting periods.  These disclosures are included in Note B.

Postretirement Benefit Plan Assets - Effective for our fiscal year ending December 31, 2009, we will provide enhanced disclosures about our plan assets, including our investment policies, major categories of plan assets, significant concentrations of risk within plan assets and inputs and valuation techniques used to measure the fair value of plan assets.  These additional disclosure requirements will be applied prospectively.

Subsequent Events - Effective for our quarter ended June 30, 2009, the FASB established standards related to the accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued.  We have evaluated subsequent events through November 5, 2009, the date our consolidated financial statements were issued, and all required disclosures have been made.

B.           FAIR VALUE MEASUREMENTS

Refer to Notes A and C of the Notes to Consolidated Financial Statements in our Annual Report for a discussion of our fair value measurements and the fair value hierarchy.

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	September 30, 2009
	Level 1	Level 2	Level 3	Netting (a)	Total
	(Thousands of dollars)
Assets
Derivatives	$188,255	$28,437	$736,131	$(792,755)	$160,068
Trading securities	7,271	-	-	-	7,271
Available-for-sale investment securities	2,466	-	-	-	2,466
Total assets	$197,992	$28,437	$736,131	$(792,755)	$169,805

Liabilities
Derivatives	$(147,567)	$(11,894)	$(564,092)	$661,324	$(62,229)
Fair value of firm commitments	-	-	(156,337)	-	(156,337)
Total liabilities	$(147,567)	$(11,894)	$(720,429)	$661,324	$(218,566)
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheet on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting arrangement exists between us and the counterparty to a derivative contract. At September 30, 2009, we held $149.1 million of cash collateral and had posted $17.7 million of cash collateral with various counterparties.

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
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheet on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting arrangement exists between us and the counterparty to a derivative contract. At December 31, 2008, we held $92.7 million of cash collateral.

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

Our Level 2 fair value inputs are based on NYMEX-settled prices for natural gas and crude oil that are utilized to determine the fair value of certain non-exchange traded financial instruments, including natural gas and crude oil swaps, respectively.

Our Level 3 inputs include internally developed basis curves incorporating observable and unobservable market data, NGL price curves from a pricing service, historical correlations of NGL product prices to published NYMEX crude oil prices, market volatilities derived from the most recent NYMEX close spot prices and forward LIBOR curves, and adjustments for the credit risk of our counterparties.  We corroborate the data on which our fair value estimates are based using our market knowledge of recent transactions, analysis of historical correlations and validation with independent broker quotes or a pricing service.  The derivatives categorized as Level 3 include natural gas basis swaps, swing swaps, options and physical forward contracts, NGL swaps and interest-rate swaps.  Also included in Level 3 are the fair values of firm commitments and long-term debt that have been hedged.  We do not believe that our Level 3 fair value estimates have a material impact on our results of operations, as the majority of our derivatives are accounted for as hedges for which ineffectiveness is not material.

The following tables set forth the reconciliation of our Level 3 fair value measurements for the periods indicated:

	Derivative Assets (Liabilities)		Fair Value of Firm Commitments		Long-Term Debt	Total
	(Thousands of dollars)
July 1, 2009	$170,414		$(137,403)		$-	$33,011
Total realized/unrealized gains (losses):
Included in earnings	(1,815)	(a)	(18,934)	(a)	-	(20,749)
Included in other comprehensive income (loss)	(13,137)		-		-	(13,137)
Transfers in and/or out of Level 3	16,577		-		-	16,577
September 30, 2009	$172,039		$(156,337)		$-	$15,702

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2009	$59,180	(a)	$(43,737)	(a)	-	$15,443
(a) - Reported in revenues and cost of sales and fuel in our Consolidated Statements of Income.

	Derivative Assets (Liabilities)		Fair Value of Firm Commitments		Long-Term Debt	Total
	(Thousands of dollars)
July 1, 2008	$(410,361)		$393,310		$(340,208)		$(357,259)
Total realized/unrealized gains (losses):
Included in earnings	193,256	(a)	(214,801)	(a)	(3,304)	(b)	(24,849)
Included in other comprehensive income (loss)	49,429		-		-		49,429
Transfers in and/or out of Level 3	(7,862)		-		-		(7,862)
September 30, 2008	$(175,538)		$178,509		$(343,512)		$(340,541)

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2008	$116,031	(a)	$(134,270)	(a)	$(3,304)	(b)	$(21,543)
(a) - Reported in revenues and cost of sales and fuel in our Consolidated Statements of Income.
(b) - Reported in interest expense in our Consolidated Statements of Income.

	Derivative Assets (Liabilities)		Fair Value of Firm Commitments		Long-Term Debt		Total
	(Thousands of dollars)
January 1, 2009	$42,355		$42,179		$(171,455)		$(86,921)
Total realized/unrealized gains (losses):
Included in earnings	194,085	(a)	(198,516)	(a)	1,455	(b)	(2,976)
Included in other comprehensive income (loss)	(73,197)		-		-		(73,197)
Maturities	-		-		100,000		100,000
Terminations prior to maturity	-		-		70,000		70,000
Transfers in and/or out of Level 3	8,796		-		-		8,796
September 30, 2009	$172,039		$(156,337)		$-		$15,702

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2009	$212,621	(a)	$(182,093)	(a)	$-		$30,528
(a) - Reported in revenues and cost of sales and fuel in our Consolidated Statements of Income.
(b) - Reported in interest expense in our Consolidated Statements of Income.

	Derivative Assets (Liabilities)		Fair Value of Firm Commitments		Long-Term Debt		Total
	(Thousands of dollars)
January 1, 2008	$(54,582)		$42,684		$(338,538)		$(350,436)
Total realized/unrealized gains (losses):
Included in earnings	(164,397)	(a)	135,825	(a)	(4,974)	(b)	(33,546)
Included in other comprehensive income (loss)	45,423		-		-		45,423
Transfers in and/or out of Level 3	(1,982)		-		-		(1,982)
September 30, 2008	$(175,538)		$178,509		$(343,512)		$(340,541)

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2008	$(138,518)	(a)	$142,751	(a)	$(4,974)	(b)	$(741)
(a) - Reported in revenues and cost of sales and fuel in our Consolidated Statements of Income.
(b) - Reported in interest expense in our Consolidated Statements of Income.

Realized/unrealized gains (losses) include the realization of our derivative contracts through maturity and changes in fair value of our hedged firm commitments and fixed-rate debt swapped to a floating rate.  Maturities represent the long-term debt associated with an interest-rate swap that matured during the period.  Terminations prior to maturity represent the long-term debt associated with an interest rate swap that was terminated during the period.  Transfers into Level 3 represent existing assets or liabilities that were previously categorized at a higher level for which the inputs to our fair value estimates became unobservable.  Transfers out of Level 3 represent existing assets and liabilities that were previously classified as Level 3 for which the inputs became observable in accordance with our hierarchy policy discussed in Note A of the Notes to Consolidated Financial Statements in our Annual Report.

Investment Securities - Net unrealized holding gains, net of tax, for our investment securities classified as available for sale and reported in accumulated other comprehensive income (loss) were immaterial as of December 31, 2008.  Net unrealized holding gains, net of tax, for our investment securities classified as available for sale and reported in accumulated other comprehensive income (loss) were $1.3 million as of September 30, 2009.  For the three and nine months ended September 30, 2009, net unrealized holding gains (losses) on available-for-sale securities included in other comprehensive income were immaterial.  For the nine months ended September 30, 2009, we recorded a net gain of $2.4 million, which represents the total mark-to-market effect of trading securities still held as of September 30, 2009.  The net gain (loss) recorded for the three months ended September 30, 2009, was immaterial.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to its short-term nature.  The fair value of notes payable approximates the carrying value since the interest rates, prescribed by each borrowing’s respective credit agreement, are periodically adjusted to reflect current market conditions.

The estimated fair value of long-term debt, including current maturities, was $4.9 billion at September 30, 2009.  The book value of long-term debt, including current maturities, was $4.6 billion at September 30, 2009.  The estimated fair value of long-term debt has been determined using quoted market prices of the same or similar issues with similar terms and maturities.

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

The following derivative instruments are used to manage our exposure to these risks:
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

•
locking in a price differential to protect the fair value between transportation receipt and delivery points and to protect the fair value of natural gas or NGLs that are purchased in one month and sold in a later month; and

•	reducing our exposure to fluctuations in foreign currency exchange rates.

Our Energy Services segment also enters into derivative contracts for financial trading purposes primarily to capitalize on opportunities created by market volatility, weather-related events, supply-demand imbalances and market liquidity inefficiency, which allows us to capture additional margin.  Financial trading activities are executed generally using financially settled derivatives and are normally short term in nature.

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

Accounting Treatment

We record derivative instruments at fair value, with the exception of normal purchases and normal sales that are expected to result in physical delivery.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it.

If certain conditions are met, we may elect to designate a derivative instrument as a hedge of exposure to changes in fair values, cash flows or foreign currency.  Certain non-trading derivative transactions, which are economic hedges of our accrual transactions, such as our storage and transportation contracts, do not qualify for hedge accounting treatment.

The table below summarizes the various ways in which we account for our derivative instruments and the impact on our consolidated financial statements:

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

The presentation of settled derivative instruments on either a gross or net basis in our Consolidated Statements of Income is dependent on the relevant facts and circumstances of our different types of activities rather than based solely on the terms of the individual contracts.  All financially settled derivative instruments, as well as derivative instruments considered held for trading purposes that result in physical delivery, are reported on a net basis in revenues in our Consolidated Statements of Income.  The realized revenues and purchase costs of derivative instruments that are not considered held for trading purposes and non-derivative contracts are reported on a gross basis.  Derivatives that qualify as normal purchases or normal sales that are expected to result in physical delivery are also reported on a gross basis.

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

Fair Values of Derivative Instruments

Fair value is defined as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date.  See Note B for a discussion of the inputs associated with our fair value measurements and our fair value hierarchy disclosures.

The following table sets forth the fair values of our derivative instruments for the period indicated:
	September 30, 2009
	Fair Values of Derivatives (a)
	Assets	(Liabilities)
	(Thousands of dollars)
Derivative commodity contracts designated as hedging
instruments	$739,304	$(511,691)

Derivatives not designated as hedging instruments
Commodity contracts	213,505	(211,667)
Foreign exchange contracts	14	(195)
Total derivatives not designated as hedging instruments	213,519	(211,862)
Total derivatives	$952,823	$(723,553)

(a) - Included on a net basis in energy marketing and risk management assets and liabilities on our Consolidated Balance Sheet.

The following table sets forth the notional quantities for derivative instruments held for the period indicated:
	September 30, 2009
	Contract Type	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Exchange futures	8.3	(27.1)
	Swaps	15.3	(87.8)
- Crude oil and NGLs (MMBbl)	Swaps	-	(1.5)
Basis
- Natural gas (Bcf)	Swaps	22.2	(113.0)
Fair value hedges
Basis
- Natural gas (Bcf)	Forwards and swaps	283.5	(283.5)

Derivatives not designated as hedging instruments:
Fixed price
- Natural gas (Bcf)	Exchange futures	34.1	(17.1)
	Forwards and swaps	74.2	(91.1)
	Options	113.6	(89.2)
- Foreign currency (Millions of dollars)	Swaps	$6.1	$-
Basis
- Natural gas (Bcf)	Forwards and swaps	937.5	(965.0)
Index
- Natural gas (Bcf)	Forwards and swaps	70.7	(43.7)

These notional amounts are used to summarize the volume of financial instruments.  However, they do not reflect the extent to which the positions offset one another and consequently do not reflect our actual exposure to market or credit risk.

Cash Flow Hedges - Our Energy Services and ONEOK Partners segments use derivative instruments to hedge the cash flows associated with anticipated purchases and sales of natural gas, NGLs and condensate and cost of fuel used in the transportation of natural gas.  Accumulated other comprehensive income (loss) at September 30, 2009, includes losses of approximately $9.2 million, net of tax, related to these hedges that will be realized within the next 25 months as the forecasted transactions affect earnings.  If prices remain at current levels, we will recognize $5.4 million in net losses over the next 12 months, and we will recognize net losses of $3.8 million thereafter.

For the nine months ended September 30, 2009, cost of sales and fuel in our Consolidated Statements of Income includes $11.3 million reflecting an adjustment to inventory at the lower of cost or market.  We reclassified $11.3 million of deferred gains, before income taxes, on associated cash flow hedges from accumulated other comprehensive income (loss) into earnings.

The following table sets forth the effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(Thousands of dollars)
Commodity contracts	$(32,603)	$33,642
Interest rate contracts	1,035	1,599
Total gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion)	$(31,568)	$35,241

The following tables set forth the effect of cash flow hedges on our Consolidated Statements of Income for the periods indicated:

	Location of Gain (Loss) Reclassified from
Derivatives in Cash Flow Hedging Relationships	Accumulated Other Comprehensive Income	Three Months Ended	Nine Months Ended
	(Loss) into Net Income (Effective Portion)	September 30, 2009	September 30, 2009
		(Thousands of dollars)
Commodity contracts	Revenues	$37,640	$151,512
Commodity contracts	Cost of sales and fuel	(9,529)	(20,707)
Interest rate contracts	Interest expense	365	1,237
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income on derivatives (effective portion)		$28,476	$132,042

	Location of Gain (Loss) Recognized in Income on
Derivatives in Cash Flow Hedging Relationships	Derivatives (Ineffective Portion and Amount	Three Months Ended	Nine Months Ended
	Excluded from Effectiveness Testing)	September 30, 2009	September 30, 2009
		(Thousands of dollars)
Commodity contracts	Revenues	$(1,597)	$1,223
Commodity contracts	Cost of sales and fuel	120	(627)
Total gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)		$(1,477)	$596

Ineffectiveness related to our cash flow hedges resulted in gains of approximately $1.2 million for the three months ended September 30, 2008.  Ineffectiveness related to our cash flow hedges resulted in losses of approximately $0.6 million for the nine months ended September 30, 2008.  In the event that it becomes probable that a forecasted transaction will not occur, we will discontinue cash flow hedge treatment, which will affect earnings.  For the three and nine months ended September 30, 2009 and 2008, there were no gains or losses due to the discontinuance of cash flow hedge treatment since the underlying transactions were no longer probable.

Other Derivative Instruments - The following table sets forth the effect of our derivative instruments that are not part of a hedging relationship on our Consolidated Statements of Income for the periods indicated:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
		(Thousands of dollars)
Commodity contracts - trading	Revenues	$46	$3,455
Commodity contracts - non-trading (a)	Cost of gas and fuel	7,441	9,378
Foreign exchange contracts	Revenues	462	785
Total gain (loss) recognized in income on derivatives		$7,949	$13,618
(a) - For the three and nine months ended September 30, 2009, we recognized $1.8 million and $3.9 million, respectively, of losses associated with the fair value of derivative instruments entered into by our Distribution segment that were deferred as they are included in, and recoverable through, the monthly purchased-gas cost mechanism.

Fair Value Hedges - In prior years, we terminated various interest-rate swap agreements.  The net savings from the termination of these swaps is being recognized in interest expense over the terms of the debt instruments originally hedged.  Interest expense savings from the amortization of terminated swaps for the three months ended September 30, 2009 and 2008, were $2.5 million and $2.6 million, respectively.  Interest expense savings from the amortization of terminated swaps for the nine months ended September 30, 2009 and 2008, were $7.7 million and $7.8 million, respectively, and the remaining amortization of terminated swaps will be recognized over the following periods:

		ONEOK
	ONEOK	Partners	Total
	(Millions of dollars)
Remainder of 2009	$1.6	$0.9	$2.5
2010	$6.4	$3.7	$10.1
2011	$3.4	$0.9	$4.3
2012	$1.7	$-	$1.7
2013	$1.7	$-	$1.7
2014	$1.7	$-	$1.7
Thereafter	$23.6	$-	$23.6

ONEOK and ONEOK Partners had no interest-rate swap agreements at September 30, 2009.

Our Energy Services segment uses basis swaps to hedge the fair value of location price differentials related to certain firm transportation commitments.  Net gains or losses from the fair value hedges and ineffectiveness are recorded to cost of sales and fuel.  The ineffectiveness related to these hedges included gains of $1.2 million and losses of $3.6 million for the three months ended September 30, 2009 and 2008, respectively.  The ineffectiveness related to these hedges included gains of $0.5 million and losses of $3.2 million for the nine months ended September 30, 2009 and 2008, respectively.

For the three and nine months ended September 30, 2009, cost of sales and fuel in our Consolidated Statements of Income include gains of $53.4 million and $231.7 million, respectively, related to the change in fair value of derivatives declared as fair value hedges.  Revenues include losses of $52.2 million and $231.3 million for the three and nine months ended September 30, 2009, respectively, to recognize the change in fair value of the hedged firm commitments.

Credit Risk - We monitor the creditworthiness of our counterparties and compliance with management’s risk tolerance as determined by our Risk Oversight and Strategy Committee.  We maintain credit policies with regard to our counterparties that we believe minimize overall credit risk.  These policies include an evaluation of potential counterparties’ financial condition (including credit ratings, bond yields and credit default swap rates), collateral requirements under certain circumstances and the use of standardized master-netting agreements that allow us to net the positive and negative exposures associated with a single counterparty.  We have counterparties whose credit is not rated and for those customers, we use internally developed credit ratings.

Some of our derivative instruments contain provisions that require us to maintain an investment grade credit rating from S&P and/or Moody’s.  If our credit ratings on senior unsecured long-term debt were to decline below investment grade, we would be in violation of these provisions, and the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions.  The aggregate fair value of all derivative instruments with contingent features related to credit risk that were in a net liability position as of September 30, 2009, was $29.5 million for which we have posted collateral of $17.7 million in the normal course of business.  If the contingent features underlying these agreements were triggered on September 30, 2009, we would have been required to post an additional $11.8 million of collateral to our counterparties.

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

The following table sets forth the net credit exposure from our derivative assets for the period indicated:

	September 30, 2009
	Investment	Non-investment	Not
	Grade	Grade	Rated
Counterparty sector	(Thousands of dollars)
Gas and electric utilities	$44,222	$4,723	$9,145
Oil and gas	62,036	358	5,982
Industrial	1,346	-	6
Financial	32,179	-	11
Other	17	39	4
Total	$139,800	$5,120	$15,148

D.           OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth the gross amount of other comprehensive income (loss) and related tax (expense) benefit for the periods indicated:

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
	Gross	Tax (Expense) or Benefit	Net	Gross	Tax (Expense) or Benefit	Net
	(Thousands of dollars)
Unrealized gains (losses) on energy marketing and risk management assets/liabilities	$(31,568)	$12,104	$(19,464)	$275,374	$(93,027)	$182,347
Less: Gains on energy marketing and risk management assets/liabilities recognized in net income	28,476	(8,283)	20,193	145,476	(59,143)	86,333
Unrealized holding gains (losses) on investment securities arising during the period	(23)	9	(14)	352	(136)	216
Less: Gains on investment securities recognized in net income	-	-	-	11,142	(4,310)	6,832
Change in pension and postretirement benefit plan liability	(5,317)	2,057	(3,260)	(4,025)	1,557	(2,468)
Other	29	(11)	18	-	-	-
Other comprehensive income (loss)	(65,355)	22,442	(42,913)	115,083	(28,153)	86,930
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(7,333)	-	(7,333)	42,297	-	42,297
Total other comprehensive income (loss) attributable to ONEOK	$(58,022)	$22,442	$(35,580)	$72,786	$(28,153)	$44,633

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
	Gross	Tax (Expense) or Benefit	Net	Gross	Tax (Expense) or Benefit	Net
	(Thousands of dollars)
Unrealized gains on energy marketing and risk management assets/liabilities	$35,241	$(16,237)	$19,004	$94,095	$(30,318)	$63,777
Less: Gains on energy marketing and risk management assets/liabilities recognized in net income	132,042	(41,135)	90,907	144,516	(62,183)	82,333
Unrealized holding gains (losses) on investment securities arising during the period	801	(310)	491	(8,529)	3,299	(5,230)
Less: Gains on investment securities recognized in net income	-	-	-	11,142	(4,310)	6,832
Change in pension and postretirement benefit plan liability	(14,767)	5,712	(9,055)	(12,075)	4,670	(7,405)
Other	299	(71)	228	-	-	-
Other comprehensive income (loss)	(110,468)	30,229	(80,239)	(82,167)	44,144	(38,023)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(32,315)	-	(32,315)	23,671	-	23,671
Total other comprehensive income (loss) attributable to ONEOK	$(78,153)	$30,229	$(47,924)	$(105,838)	$44,144	$(61,694)

The following table sets forth the balance in accumulated other comprehensive income (loss) for the periods indicated:

	Unrealized Gains (Losses) on Energy Marketing and Risk Management Assets/Liabilities	Unrealized Holding Gains (Losses) on Investment Securities	Pension and Postretirement Benefit Plan Obligations	Accumulated Other Comprehensive Income (Loss)
	(Thousands of dollars)
December 31, 2008	$27,913	$814	$(99,343)	$(70,616)
Other comprehensive income (loss) attributable to ONEOK	(39,360)	491	(9,055)	(47,924)
September 30, 2009	$(11,447)	$1,305	$(108,398)	$(118,540)

E.           CAPITAL STOCK

Dividends - Fourth-quarter 2008 and first-quarter 2009 dividends paid on our common stock to shareholders of record at the close of business on January 30, 2009, and April 30, 2009, respectively, were $0.40 per share.  A second-quarter 2009 dividend paid on our common stock to shareholders of record at the close of business on July 31, 2009, was $0.42 per share.  Additionally, a third-quarter 2009 dividend of $0.42 per share was declared for shareholders of record at the close of business on October 30, 2009, payable on November 13, 2009.

F.           CREDIT FACILITIES AND SHORT-TERM NOTES PAYABLE

ONEOK’s $1.2 billion amended and restated credit agreement dated July 14, 2006 (ONEOK Credit Agreement), which expires in July 2011, and ONEOK Partners’ $1.0 billion amended and restated revolving credit agreement dated March 30, 2007 (ONEOK Partners Credit Agreement), which expires in March 2012, contain certain financial and other typical covenants as discussed in Note H of the Notes to Consolidated Financial Statements in our Annual Report.  Among other things, the ONEOK Credit Agreement’s covenants include a limitation on ONEOK’s stand-alone debt-to-capital ratio, which may not exceed 67.5 percent at the end of any calendar quarter.  At September 30, 2009, ONEOK’s stand-alone debt-to-capital ratio, as calculated under the terms of the ONEOK Credit Agreement, was 45.4 percent, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement.

ONEOK’s $400 million 364-day revolving credit facility dated August 6, 2008, expired on August 5, 2009.

The ONEOK Partners Credit Agreement’s covenants include, among other things, maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA as adjusted for all non-cash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5 to 1.  At September 30, 2009, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 4.7 to 1, and ONEOK Partners was in compliance with all covenants under the ONEOK Partners Credit Agreement at September 30, 2009.

At September 30, 2009, ONEOK had $309 million in commercial paper outstanding and $42 million in letters of credit issued under the ONEOK Credit Agreement.  At September 30, 2009, ONEOK had approximately $849 million of credit available under the ONEOK Credit Agreement.

At September 30, 2009, ONEOK Partners had $515 million in borrowings outstanding under the ONEOK Partners Credit Agreement, and under the most restrictive provisions of the ONEOK Partners Credit Agreement had $219.7 million of credit available.  ONEOK Partners had a total of $49.2 million issued in letters of credit outside of the ONEOK Partners Credit Agreement.

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

ONEOK Partners may redeem the 2019 Notes, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium.  The redemption price will never be less than 100 percent of the principal amount of the 2019 Notes plus accrued and unpaid interest to the redemption date.  The 2019 Notes are senior unsecured obligations, ranking equally in right of payment with all of ONEOK Partners’ existing and future unsecured senior indebtedness, and effectively junior to all of the existing and future debt and other liabilities of any non-guarantor subsidiaries.  The 2019 Notes are nonrecourse to ONEOK.

The net proceeds from the 2019 Notes, after deducting underwriting discounts and commissions and expenses, of approximately $494.3 million were used to repay indebtedness outstanding under the ONEOK Partners Credit Agreement.

The 2019 Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Intermediate Partnership.  The guarantee ranks equally in right of payment to all of the Intermediate Partnership’s existing and future unsecured senior indebtedness.  ONEOK Partners has no significant assets or operations other than its investment in its wholly owned subsidiary, the Intermediate Partnership, which is also consolidated.  At September 30, 2009, the Intermediate Partnership held partnership interests in the equity of ONEOK Partners’ subsidiaries, as well as a 50 percent interest in Northern Border Pipeline.

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

The 2019 Notes will mature on March 1, 2019.  ONEOK Partners will pay interest on the 2019 Notes on March 1 and September 1 of each year.  The first payment of interest on the 2019 Notes was made on September 1, 2009.  Interest on the 2019 Notes accrues from March 3, 2009, which was the issuance date.

H.           EMPLOYEE BENEFIT PLANS

The following table sets forth the components of net periodic benefit cost for our pension and other postretirement benefit plans for the periods indicated:

	Pension Benefits		Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$4,983	$5,042	$14,951	$15,124
Interest cost	13,456	12,448	42,115	37,350
Expected return on assets	(16,510)	(15,317)	(49,526)	(45,951)
Amortization of unrecognized prior service cost	392	387	1,174	1,163
Amortization of net loss	4,331	2,389	15,475	7,161
Net periodic benefit cost	$6,652	$4,949	$24,189	$14,847

	Postretirement Benefits		Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$1,293	$1,418	$3,880	$4,256
Interest cost	4,229	4,474	12,688	13,424
Expected return on assets	(1,703)	(1,856)	(5,107)	(5,566)
Amortization of unrecognized net asset at adoption	798	798	2,392	2,392
Amortization of unrecognized prior service cost	(500)	(500)	(1,502)	(1,502)
Amortization of net loss	2,415	2,743	7,245	8,229
Net periodic benefit cost	$6,532	$7,077	$19,596	$21,233

I.           COMMITMENTS AND CONTINGENCIES

Investment in Northern Border Pipeline - During the nine months ended September 30, 2009, ONEOK Partners made equity contributions of $42.3 million to Northern Border.  ONEOK Partners does not anticipate any additional equity contributions in 2009 or material equity contributions in 2010.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no material effect on earnings or cash flows during the three and nine months ended September 30, 2009 and 2008.

Legal Proceedings - We are a party to various litigation matters and claims that have arisen in the normal course of our operations.  While the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or liquidity.

J.           PROPERTY, PLANT AND EQUIPMENT

The following table sets forth our property, plant and equipment, by segment, for the periods indicated:

	September 30,	December 31,
	2009	2008
	(Thousands of dollars)
Non-Regulated
ONEOK Partners	$2,523,024	$2,465,369
Energy Services	7,907	7,907
Other	239,569	225,479
Regulated
ONEOK Partners	3,727,738	3,343,310
Distribution	3,512,168	3,434,554
Property, plant and equipment	10,010,406	9,476,619
Accumulated depreciation and amortization	2,311,810	2,212,850
Net property, plant and equipment	$7,698,596	$7,263,769

Property, plant and equipment on our Consolidated Balance Sheets includes construction work in process for capital projects that have not yet been placed in service and therefore are not being depreciated.  The following table sets forth our construction work in process, by segment, for the periods indicated:

	September 30,	December 31,
	2009	2008
	(Thousands of dollars)
ONEOK Partners	$335,872	$809,978
Distribution	25,630	57,038
Other	16,566	10,984
Total construction work in process	$378,068	$878,000

K.           SEGMENTS

Segment Descriptions - Our operations are divided into four reportable business segments based on similarities in economic characteristics, products and services, types of customers, methods of distribution and regulatory environment.  These segments are as follows: (i) our ONEOK Partners segment gathers, processes, transports, stores and sells natural gas and gathers, treats, fractionates, stores, distributes and markets NGLs; (ii) our Distribution segment delivers natural gas to residential, commercial and industrial customers, and transports natural gas; (iii) our Energy Services segment markets natural gas to wholesale and retail customers; and (iv) our Other segment primarily consists of the operating and leasing operations of our headquarters building and a related parking facility.  Our Distribution segment is comprised of regulated public utilities, and portions of our ONEOK Partners segment are also regulated.

Accounting Policies - The accounting policies of the segments are the same as those described in Note A and Note M of the Notes to Consolidated Financial Statements in our Annual Report.  Intersegment sales are recorded on the same basis as sales to unaffiliated customers and are discussed in further detail in Note N.  Net margin is comprised of total revenues less cost of sales and fuel.  Cost of sales and fuel includes commodity purchases, fuel, and storage and transportation costs.

Customers - For the three and nine months ended September 30, 2009 and 2008, we had no single external customer from which we received 10 percent or more of our consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended September 30, 2009	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$1,443,421	$214,255	$706,334	$726	$2,364,736
Intersegment revenues	116,582	1	21,328	(137,911)	-
Total revenues	$1,560,003	$214,256	$727,662	$(137,185)	$2,364,736

Net margin	$292,879	$128,479	$29,749	$747	$451,854
Operating costs	105,108	90,976	8,371	123	204,578
Depreciation and amortization	41,857	29,911	154	396	72,318
Gain (loss) on sale of assets	(1,180)	-	-	-	(1,180)
Operating income	$144,734	$7,592	$21,224	$228	$173,778

Equity earnings from investments	$20,054	$-	$-	$-	$20,054
Capital expenditures	$169,396	$33,603	$-	$4,158	$207,157
(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment’s regulated operations had revenues of $148.1 million, net margin of $110.4 million and operating income of $54.1 million.

(b) - All of our Distribution segment’s operations are regulated.

Three Months Ended September 30, 2008	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$2,032,345	$270,719	$1,935,414	$768	$4,239,246
Intersegment revenues	208,762	2	103,033	(311,797)	-
Total revenues	$2,241,107	$270,721	$2,038,447	$(311,029)	$4,239,246

Net margin	$325,400	$123,929	$4,819	$878	$455,026
Operating costs	97,488	97,558	9,465	(603)	203,908
Depreciation and amortization	30,408	29,271	178	392	60,249
Gain (loss) on sale of assets	22	(3)	1,288	3	1,310
Operating income (loss)	$197,526	$(2,903)	$(3,536)	$1,092	$192,179

Equity earnings from investments	$29,412	$-	$-	$-	$29,412
Capital expenditures	$335,580	$56,052	$-	$1,383	$393,015
(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment’s regulated operations had revenues of $104.8 million, net margin of $82.1 million and operating income of $36.9 million.

(b) - All of our Distribution segment’s operations are regulated.

Nine Months Ended September 30, 2009	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$3,839,638	$1,245,209	$2,295,087	$2,256	$7,382,190
Intersegment revenues	368,287	5	273,080	(641,372)	-
Total revenues	$4,207,925	$1,245,214	$2,568,167	$(639,116)	$7,382,190

Net margin	$808,402	$502,601	$122,431	$2,257	$1,435,691
Operating costs	295,061	280,520	26,407	(329)	601,659
Depreciation and amortization	121,750	92,240	445	1,258	215,693
Gain (loss) on sale of assets	2,760	486	-	-	3,246
Operating income	$394,351	$130,327	$95,579	$1,328	$621,585

Equity earnings from investments	$55,464	$-	$-	$-	$55,464
Investments in unconsolidated affiliates	$774,347	$-	$-	$-	$774,347
Total assets	$7,617,044	$2,696,924	$899,812	$815,690	$12,029,470
Noncontrolling interests in consolidated subsidiaries	$5,585	$-	$-	$1,254,575	$1,260,160
Capital expenditures	$491,256	$110,887	$-	$12,614	$614,757
(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment’s regulated operations had revenues of $382.3 million, net margin of $303.6 million and operating income of $140.8 million.

(b) - All of our Distribution segment’s operations are regulated.

Nine Months Ended September 30, 2008	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$5,847,615	$1,558,495	$5,905,638	$2,440	$13,314,188
Intersegment revenues	596,419	6	502,276	(1,098,701)	-
Total revenues	$6,444,034	$1,558,501	$6,407,914	$(1,096,261)	$13,314,188

Net margin	$874,858	$490,610	$93,857	$2,441	$1,461,766
Operating costs	272,728	285,623	27,987	(996)	585,342
Depreciation and amortization	90,383	87,295	754	997	179,429
Gain (loss) on sale of assets	50	(21)	1,288	2	1,319
Operating income	$511,797	$117,671	$66,404	$2,442	$698,314

Equity earnings from investments	$74,805	$-	$-	$-	$74,805
Investments in unconsolidated affiliates	$756,449	$-	$-	$-	$756,449
Total assets	$6,992,295	$2,934,614	$1,786,002	$509,152	$12,222,063
Noncontrolling interests in consolidated subsidiaries	$5,947	$-	$-	$1,052,895	$1,058,842
Capital expenditures	$860,167	$126,407	$15	$46,474	$1,033,063
(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment’s regulated operations had revenues of $325.8 million, net margin of $241.8 million and operating income of $110.5 million.

(b) - All of our Distribution segment’s operations are regulated.

L.           UNCONSOLIDATED AFFILIATES

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated.  All amounts in the table below are equity earnings from investments in our ONEOK Partners segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Thousands of dollars)
Northern Border Pipeline	$10,882	$20,090	$32,374	$48,752
Fort Union Gas Gathering, L.L.C.	4,397	4,033	10,412	9,792
Bighorn Gas Gathering, L.L.C.	1,935	2,044	5,845	6,367
Lost Creek Gathering Company, L.L.C.	1,445	1,345	3,647	4,427
Other	1,395	1,900	3,186	5,467
Equity earnings from investments	$20,054	$29,412	$55,464	$74,805

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Thousands of dollars)
Income Statement
Operating revenues	$101,987	$98,298	$296,004	$304,733
Operating expenses	$49,312	$44,382	$138,544	$132,927
Net income	$42,929	$64,217	$125,574	$153,965

Distributions paid to us	$19,615	$30,466	$83,088	$91,093

M.           EARNINGS PER SHARE INFORMATION

The following tables set forth the computations of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended September 30, 2009
			Per Share
	Income	Shares	Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Net income attributable to ONEOK available for common stock	$48,042	105,420	$0.46
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	1,068
Net income attributable to ONEOK available for common stock
and common stock equivalents	$48,042	106,488	$0.45

	Three Months Ended September 30, 2008
			Per Share
	Income	Shares	Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Net income attributable to ONEOK available for common stock	$58,033	104,446	$0.56
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	1,190
Net income attributable to ONEOK available for common stock
and common stock equivalents	$58,033	105,636	$0.55

	Nine Months Ended September 30, 2009
			Per Share
	Income	Shares	Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Net income attributable to ONEOK available for common stock	$212,006	105,306	$2.01
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	755
Net income attributable to ONEOK available for common stock
and common stock equivalents	$212,006	106,061	$2.00

	Nine Months Ended September 30, 2008
			Per Share
	Income	Shares	Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Net income attributable to ONEOK available for common stock	$243,735	104,319	$2.34
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	1,524
Net income attributable to ONEOK available for common stock
and common stock equivalents	$243,735	105,843	$2.30

There were 231,453 and 251,574 option shares excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2009, respectively, since their inclusion would have been anti-dilutive.  There were 13,746 and 4,582 anti-dilutive option shares for the three and nine months ended September 30, 2008.

N.           ONEOK PARTNERS

Ownership Interest in ONEOK Partners - Our ownership interest in ONEOK Partners is shown in the following table for the periods indicated.

	September 30,	December 31,
	2009	2008
General partner interest	2.0%	2.0%
Limited partner interest	43.1% (a)	45.7% (a)
Total ownership interest	45.1%	47.7%
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

In conjunction with the public offering and partial exercise by the underwriters of their overallotment option, ONEOK Partners GP contributed an aggregate of $5.1 million to ONEOK Partners in order to maintain its 2 percent general partner interest.

Cash Distributions - The following table sets forth ONEOK Partners’ general partner and incentive distributions declared for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Thousands of dollars)
General partner distributions	$2,603	$2,419	$7,586	$7,038
Incentive distributions	22,471	20,320	64,337	55,722
Total distributions to general partner	$25,074	$22,739	$71,923	$62,760

The quarterly distributions paid by ONEOK Partners to limited partners in each of the first, second and third quarters of 2009 were $1.08 per unit.  The quarterly distributions paid by ONEOK Partners to limited partners in the first, second and third quarters of 2008 were $1.025 per unit, $1.04 per unit and $1.06 per unit, respectively.  In October 2009, ONEOK Partners declared a third-quarter 2009 cash distribution of $1.09 per unit, payable in the fourth quarter.

For the three months ended September 30, 2009 and 2008, cash distributions paid by ONEOK Partners to us totaled $69.9 million and $65.9 million, respectively.  For the nine months ended September 30, 2009 and 2008, cash distributions paid by ONEOK Partners to us totaled $206.9 million and $183.1 million, respectively.

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

The following table sets forth transactions with ONEOK Partners for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Thousands of dollars)
Revenues	$116,582	$208,762	$368,287	$596,419

Expenses
Cost of sales and fuel	$10,267	$34,338	$36,321	$94,398
Administrative and general expenses	43,800	53,154	142,278	143,387
Total expenses	$54,067	$87,492	$178,599	$237,785

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for a 12-month period.

EXECUTIVE SUMMARY

The following discussion highlights some of our achievements and significant issues affecting us for the periods presented.  Please refer to the “Capital Projects,” “Financial Results and Operating Information,” and “Liquidity and Capital Resources” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements for additional information:

Outlook - We expect improving economic conditions for the remainder of 2009 and into 2010, compared with the fourth quarter of 2008 and the first two quarters of 2009, when we began to experience reduced drilling activity, less supply growth and lower commodity prices for natural gas, NGLs and crude oil.  Although ONEOK has been able to access the commercial paper markets and ONEOK Partners has been able to access the debt and equity markets to meet the liquidity and capital resource needs of each in 2009, we expect continued volatility in the financial markets, which could limit our access to these markets or increase the cost of issuing new securities in the future.

Operating Results - Diluted earnings per share of common stock from continuing operations (EPS) were $0.45 and $0.55 for the three months ended September 30, 2009, and 2008, respectively.  For the nine-month period, EPS decreased to $2.00 from $2.30 for the same period last year.  Operating income for the three months ended September 30, 2009, decreased to $173.8 million from $192.2 million for the same period last year.  For the nine months ended September 30, 2009, operating income decreased to $621.6 million from $698.3 million for the same period last year.  These decreases were due primarily to lower realized commodity prices and narrower NGL product price differentials in our ONEOK Partners segment and were partially offset by increased volumes gathered, fractionated and transported, primarily associated with the completion of the Overland Pass Pipeline and related expansion projects and the Arbuckle Pipeline, as well as new NGL supply connections in our ONEOK Partners segment.

ONEOK Partners’ Equity Issuance - In June 2009, ONEOK Partners completed an underwritten public offering of 5,000,000 common units at $45.81 per common unit, generating net proceeds of approximately $219.9 million after deducting underwriting discounts but before offering expenses.

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

In conjunction with the public offering and partial exercise by the underwriters of their overallotment option, ONEOK Partners GP contributed an aggregate of $5.1 million in order to maintain its 2 percent general partner interest.  As a result of these transactions, our interest in ONEOK Partners is 45.1 percent.

ONEOK Partners used the proceeds from the sale of common units and the general partner contributions to repay borrowings under its $1.0 billion amended and restated revolving credit agreement dated March 30, 2007 (ONEOK Partners Credit Agreement) and for general partnership purposes.

ONEOK Partners’ Debt Issuance - In March 2009, ONEOK Partners completed an underwritten public offering of $500 million aggregate principal amount of 8.625 percent Senior Notes due 2019.  After deducting underwriting discounts, commissions and expenses, ONEOK Partners used the net proceeds of approximately $494.3 million from the offering to repay indebtedness outstanding under the ONEOK Partners Credit Agreement.

Dividends/Distributions - We declared a quarterly dividend of $0.42 per share ($1.68 per share on an annualized basis) in October 2009, an increase of approximately 5 percent from the $0.40 per share declared in October 2008.  ONEOK Partners declared a cash distribution of $1.09 per unit ($4.36 per unit on an annualized basis) in October 2009, an increase of approximately 1 percent from the $1.08 per unit declared in October 2008.

Capital Projects - ONEOK Partners placed the following projects in service during the first ten months of 2009:
•	Guardian Pipeline’s natural gas pipeline expansion and extension project;
•	D-J Basin lateral natural gas liquids pipeline;
•	Williston Basin natural gas processing plant expansion;
•	Arbuckle natural gas liquids pipeline; and
•	Piceance lateral natural gas liquids pipeline.

CAPITAL PROJECTS

All of the capital projects discussed below are in our ONEOK Partners segment.

Overland Pass Pipeline - In November 2008, Overland Pass Pipeline Company completed construction of a 760-mile natural gas liquids pipeline from Opal, Wyoming, to the Mid-Continent natural gas liquids market center in Conway, Kansas.  The Overland Pass Pipeline is designed to transport approximately 110 MBbl/d of unfractionated NGLs and can be increased to approximately 255 MBbl/d with additional pump facilities.  At the end of the third quarter 2009, average flow rates on the Overland Pass Pipeline were approximately 99 MBbl/d.  Overland Pass Pipeline Company is a joint venture between ONEOK Partners and a subsidiary of The Williams Companies, Inc. (Williams).  A subsidiary of ONEOK Partners owns 99 percent of the joint venture and is currently operating the pipeline.  On or before November 17, 2010, Williams has the option to increase its ownership in Overland Pass Pipeline Company, which includes the Piceance Lateral and D-J Basin Lateral pipeline projects, up to 50 percent, with the purchase price being determined in accordance with the joint venture’s operating agreement.  If Williams exercises its option to increase its ownership to the full 50 percent, Williams would have the option to become operator.  If Williams does not elect to increase its ownership to at least 10 percent, ONEOK Partners will have the right, but not the obligation, to purchase Williams’ entire ownership interest, with the purchase price being determined in accordance with the joint venture’s operating agreement.  The project costs for the Overland Pass Pipeline, the Piceance Lateral Pipeline and the DJ Basin Lateral Pipeline in total are expected to be approximately $780 million, excluding AFUDC.

As part of a long-term agreement, Williams dedicated its NGL production from two of its natural gas processing plants in Wyoming, estimated to be approximately 70 MBbl/d to 80 MBbl/d, to the Overland Pass Pipeline.  Subsidiaries of ONEOK Partners are providing downstream fractionation, storage and transportation services to Williams.  ONEOK Partners has also reached agreements with certain producers for supply commitments from the D-J Basin and Piceance Lateral pipelines.  During the fourth quarter of 2009 and following the completion of the Piceance Lateral, throughput on the Overland Pass Pipeline is expected to reach 130 MBbl/d to 140 MBbl/d, and ONEOK Partners is negotiating agreements with other producers for supply commitments that could add an additional 60 MBbl/d of supply to this pipeline within the next three to five years.

ONEOK Partners also invested approximately $239 million, excluding AFUDC, to expand its existing fractionation and storage capabilities and to increase the capacity of its natural gas liquids distribution pipelines.  Part of this expansion included adding new fractionation facilities at ONEOK Partners’ Bushton, Kansas, location, which increased the total fractionation capacity at the Bushton facility to 150 MBbl/d from 80 MBbl/d.  The addition of the new facilities and the upgrade to the existing fractionator were completed in October 2008.  Additionally, portions of the natural gas liquids distribution pipeline upgrades were completed in the second and third quarters of 2008.

Piceance Lateral Pipeline - In October 2008, Overland Pass Pipeline Company began construction of a 150-mile lateral pipeline with capacity to transport as much as 100 MBbl/d, from the Piceance Basin in Colorado to the Overland Pass Pipeline.  Williams has dedicated its NGL production from its new Willow Creek natural gas processing plant, and will dedicate NGL production from an additional existing natural gas processing plant.  Another plant owned by a third party has also been dedicated.  We expect the total throughput on the lateral pipeline to reach approximately 30 MBbl/d during the fourth quarter of 2009.  ONEOK Partners continues to negotiate with other producers for supply commitments.  Construction was completed and the lateral pipeline was placed in service in October 2009.  The project is currently estimated to cost in the range of $135 million to $140 million, excluding AFUDC.

D-J Basin Lateral Pipeline - In March 2009, Overland Pass Pipeline Company placed in service the 125-mile natural gas liquids lateral pipeline from the Denver-Julesburg Basin in northeastern Colorado to the Overland Pass Pipeline.  The pipeline has capacity to transport as much as 55 MBbl/d of unfractionated NGLs.  The project cost was approximately $70 million, excluding AFUDC.  Daily volumes reached approximately 30 MBbl/d during the third quarter of 2009, with the potential for an additional 10 MBbl/d from new drilling and plant upgrades in the next two years.

Arbuckle Natural Gas Liquids Pipeline - In July 2009, ONEOK Partners completed construction of the 440-mile Arbuckle pipeline project, a natural gas liquids pipeline system that delivers unfractionated NGLs from points in southern Oklahoma and Texas to the Texas Gulf Coast.  The Arbuckle pipeline system has the capacity to transport 160 MBbl/d of unfractionated NGLs, expandable to 240 MBbl/d with additional pump facilities, and connects ONEOK Partners’ existing Mid-Continent infrastructure with its fractionation facility in Mont Belvieu, Texas, and other Gulf Coast region fractionators.  ONEOK Partners has NGL production dedicated from existing and new natural gas processing plants that it expects to provide throughput of approximately 210 MBbl/d over the next three to five years.

The demand for surface easements increased dramatically in Texas and Oklahoma over the last two years because of increased oil and natural gas exploration and production activities, as well as pipeline construction.  As previously reported, project costs have been more expensive than originally estimated due to delays associated with right-of-way acquisition, increased materials costs and difficult construction conditions associated with several weeks of heavy spring rains, resulting in greatly reduced construction productivity.  ONEOK Partners also experienced increased costs due to a number of scope changes, arising primarily from additional supply development opportunities.  As previously discussed, ONEOK Partners currently estimates project costs will be approximately $490 million, excluding AFUDC, for the current capacity.  ONEOK Partners began filling the pipeline with product in July 2009 and placed the project in service in August 2009.  Volumes reached 80 MBbl/d during the month of October 2009.

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

REGULATORY

Several regulatory initiatives impacted the earnings and future earnings potential for our Distribution segment.  See discussion of our Distribution segment’s regulatory initiatives on page 44.

IMPACT OF NEW ACCOUNTING STANDARDS

Information about the impact of new accounting standards is included in Note A of the Notes to Consolidated Financial Statements in this Quarterly Report.

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

Goodwill and Indefinite-lived Intangible Assets Impairment Test - We assess our goodwill and indefinite-lived intangible assets for impairment at least annually.  There were no impairment charges resulting from our July 1, 2009, impairment test.

As part of our goodwill impairment test, an initial assessment is made by comparing the fair value of a reporting unit with its book value, including goodwill.  To estimate the fair value of our reporting units, we use two generally accepted valuation approaches, an income approach and a market approach.  Under the income approach, we use anticipated cash flows over a period of years plus a terminal value and discount these amounts to their present value using appropriate rates of return.

Under the market approach, we apply multiples to forecasted EBITDA amounts.  The multiples used are consistent with historical asset transactions, and the EBITDA amounts are based on average forecasted EBITDA for a reporting unit over a period of years.

As part of our indefinite-lived intangible asset impairment test, we compare the estimated fair value of our indefinite-lived intangible asset with its book value.  The fair value of our indefinite-lived intangible asset is estimated using the market approach.  Under the market approach, we apply multiples to forecasted cash flows of the assets associated with our indefinite-lived intangible asset.  The multiples used are consistent with historical asset transactions.

Our estimates of fair value significantly exceeded the book value of our reporting units and indefinite-lived intangible asset in our July 1, 2009, impairment test.  Even if the estimated fair values used in our July 1, 2009, impairment test were reduced by 10 percent, no impairment charges would have resulted.  At September 30, 2009, and December 31, 2008, we had $602.8 million of goodwill and a $155.6 million indefinite-lived intangible asset recorded on our Consolidated Balance Sheets.

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

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected consolidated financial results for the periods indicated:

	Three Months Ended		Nine Months Ended		Increase (Decrease)		Increase (Decrease)
	September 30,		September 30,		Three Months		Nine Months
Financial Results	2009	2008	2009	2008	2009 vs. 2008		2009 vs. 2008
	(Millions of dollars)
Revenues	$2,364.7	$4,239.2	$7,382.1	$13,314.2	$(1,874.5)	(44%)	$(5,932.1)	(45%)
Cost of sales and fuel	1,912.9	3,784.2	5,946.5	11,852.4	(1,871.3)	(49%)	(5,905.9)	(50%)
Net margin	451.8	455.0	1,435.6	1,461.8	(3.2)	(1%)	(26.2)	(2%)
Operating costs	204.6	203.9	601.7	585.3	0.7	0%	16.4	3%
Depreciation and amortization	72.3	60.2	215.7	179.4	12.1	20%	36.3	20%
Gain (loss) on sale of assets	(1.1)	1.3	3.3	1.3	(2.4)	*	2.0	*
Operating income	$173.8	$192.2	$621.5	$698.4	$(18.4)	(10%)	$(76.9)	(11%)
Equity earnings from investments	$20.1	$29.4	$55.5	$74.8	$(9.3)	(32%)	$(19.3)	(26%)
Allowance for equity funds used during construction	$7.3	$15.6	$25.8	$35.8	$(8.3)	(53%)	$(10.0)	(28%)
Other income (expense)	$8.0	$1.4	$12.2	$0.3	$6.6	*	$11.9	*
Interest expense	$(72.7)	$(61.2)	$(224.0)	$(183.1)	$11.5	19%	$40.9	22%
Net income attributable to noncontrolling interests	$54.3	$95.4	$135.2	$235.4	$(41.1)	(43%)	$(100.2)	(43%)
Capital expenditures	$207.2	$393.0	$614.8	$1,033.1	$(185.8)	(47%)	$(418.3)	(40%)
* Percentage change is greater than 100 percent.

Net margin decreased for the three months ended September 30, 2009, compared with the same period last year, due primarily to the following:
•	decreased net margin in our ONEOK Partners segment, due primarily to:
-	lower realized commodity prices and narrower NGL product price differentials; partially offset by
-
higher NGL volumes gathered, fractionated and transported, primarily associated with the completion of the Overland Pass Pipeline and related expansion projects, and the Arbuckle Pipeline, as well as new NGL supply connections;

-	higher natural gas volumes processed and sold in ONEOK Partners’ gathering and processing business;

-
higher natural gas transportation margins from the Guardian Pipeline expansion and extension that was completed in February 2009, and an increase in volumes contracted on Midwestern Gas Transmission in ONEOK Partners’ natural gas pipelines business;

•	increased margin in our Distribution segment, due primarily to the implementation of new rate mechanisms; and
•	increased margin in our Energy Services segment, due primarily to an increase in transportation margins, net of hedging activities.

Net margin decreased for the nine months ended September 30, 2009, compared with the same period last year, due primarily to the following:
•	decreased net margin in our ONEOK Partners segment, due primarily to:
-	lower realized commodity prices and narrower NGL product price differentials; partially offset by
-
higher NGL volumes gathered, fractionated, transported and marketed, primarily associated with the completion of, the Overland Pass Pipeline and related expansion projects, and the Arbuckle Pipeline, as well as new NGL supply connections;

-
higher natural gas transportation margins from the Guardian Pipeline expansion and extension that was completed in February 2009, and an increase in volumes contracted on Midwestern Gas Transmission in ONEOK Partners’ natural gas pipelines business; and

-	higher natural gas volumes processed and sold in our ONEOK Partners segment’s gathering and processing business;
•	increased margin in our Distribution segment, due primarily to the implementation of new rate mechanisms; and
•
increased margin in our Energy Services segment, due primarily to an increase in transportation margins, net of hedging activities, and an increase in premium services, partially offset by a decrease in storage and marketing margins, net of hedging activities.

Operating costs increased for the three and nine months ended September 30, 2009, compared with the same periods last year, due primarily to higher operating costs resulting from the operation of the Overland Pass Pipeline and the Arbuckle Pipeline and increased costs at ONEOK Partners’ NGL fractionation facilities, which includes the expanded Bushton Plant fractionator, and increased employee-related costs in our Distribution segment.  These increases were slightly offset by lower bad-debt expense in our Distribution segment.

Depreciation and amortization expense increased for the three and nine months ended September 30, 2009, compared with the same periods last year, due primarily to higher depreciation expense associated with ONEOK Partners’ completed capital projects.

Equity earnings from investments decreased for the three and nine months ended September 30, 2009, compared with the same periods last year, due primarily to a gain on the sale of Bison Pipeline LLC by Northern Border Pipeline in the third quarter of 2008 and lower subscription volumes and rates on Northern Border Pipeline, of which ONEOK Partners owns a 50 percent interest.  Equity earnings from investments also decreased due to lower natural gas volumes gathered in ONEOK Partners’ various natural gas gathering and processing equity investments whose assets are primarily located in the Powder River Basin of Wyoming.

Allowance for equity funds used during construction decreased for the three and nine months ended September 30, 2009, compared with the same periods last year, due primarily to the completion of the Arbuckle Pipeline, the Overland Pass Pipeline and related expansion projects, and the Guardian Pipeline expansion and extension.

Interest expense increased for the three and nine months ended September 30, 2009, compared with the same periods last year, due primarily to ONEOK Partners’ March 2009 debt issuance and a decrease in capitalized interest due to the completion of ONEOK Partners’ capital projects.

Net income attributable to noncontrolling interests for the three and nine months ended September 30, 2009 and 2008, primarily reflects the remaining 54.9 percent and 52.3 percent, respectively, of ONEOK Partners that we do not own.  The decrease in net income attributable to noncontrolling interests is due to the decreased income of our ONEOK Partners segment.

Capital expenditures decreased for the three and nine months ended September 30, 2009, compared with the same periods last year, due to the completion of the Arbuckle Pipeline, the Overland Pass Pipeline and related expansion projects, the Williston Basin gas processing plant expansion and the Guardian Pipeline expansion and extension in our ONEOK Partners segment.

Additional information regarding our financial results and operating information is provided in the following discussion for each of our segments:

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

Our ONEOK Partners segment is engaged in the gathering and processing of unprocessed natural gas and fractionation of NGLs, primarily in the Mid-Continent and Rocky Mountain regions and the Williston Basin, covering Oklahoma, Kansas, Montana, North Dakota and Wyoming.  These operations include the gathering of unprocessed natural gas produced from crude oil and natural gas wells.  Through gathering systems, unprocessed natural gas is aggregated and treated or processed for removal of water vapor, solids and other contaminants, and to extract NGLs in order to provide marketable natural gas, commonly referred to as residue gas.  When the NGLs are separated from the unprocessed natural gas at the processing plants, the NGLs are generally in the form of a mixed, unfractionated NGL stream.  In portions of the Rocky Mountain region, the natural gas that ONEOK Partners gathers is coal bed methane, or dry gas, that does not require processing in order to be marketable; dry gas is gathered, compressed and delivered into a pipeline for a fee.

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

ONEOK Partners operates interstate and intrastate natural gas transmission pipelines, natural gas storage facilities and non-processable natural gas gathering facilities.  ONEOK Partners also provides natural gas transportation and storage services in accordance with Section 311(a) of the Natural Gas Policy Act.  ONEOK Partners’ interstate assets transport natural gas through FERC-regulated interstate natural gas pipelines that access supply from Canada and from the Mid-Continent, Rocky Mountain and Gulf Coast regions.  ONEOK Partners’ intrastate natural gas pipeline assets are located in Oklahoma, Texas and Kansas, and have access to major natural gas producing areas in those states.  ONEOK Partners owns underground natural gas storage facilities in Oklahoma, Kansas and Texas.

Selected Financial Results and Operating Information - The following table sets forth certain selected financial results for our ONEOK Partners segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Increase (Decrease)		Increase (Decrease)
	September 30,		September 30,		Three Months		Nine Months
Financial Results	2009	2008	2009	2008	2009 vs. 2008		2009 vs. 2008
	(Millions of dollars)
Revenues	$1,560.0	$2,241.1	$4,207.9	$6,444.0	$(681.1)	(30%)	$(2,236.1)	(35%)
Cost of sales and fuel	1,267.1	1,915.7	3,399.5	5,569.1	(648.6)	(34%)	(2,169.6)	(39%)
Net margin	292.9	325.4	808.4	874.9	(32.5)	(10%)	(66.5)	(8%)
Operating costs	105.1	97.5	295.0	272.7	7.6	8%	22.3	8%
Depreciation and amortization	41.9	30.4	121.8	90.4	11.5	38%	31.4	35%
Gain (loss) on sale of assets	(1.2)	-	2.8	-	(1.2)	(100%)	2.8	100%
Operating income	$144.7	$197.5	$394.4	$511.8	$(52.8)	(27%)	$(117.4)	(23%)

Equity earnings from investments	$20.1	$29.4	$55.5	$74.8	$(9.3)	(32%)	$(19.3)	(26%)
Allowance for equity funds used during construction	$7.3	$15.6	$25.8	$35.8	$(8.3)	(53%)	$(10.0)	(28%)
Capital expenditures	$169.4	$335.6	$491.3	$860.2	$(166.2)	(50%)	$(368.9)	(43%)

Net margin decreased for the three months ended September 30, 2009, compared with the same period last year, primarily due to the following:
•	a decrease of $33.7 million due to lower realized commodity prices in ONEOK Partners’ natural gas gathering and processing business;
•	a decrease of $28.0 million due to narrower NGL product price differentials, partially offset by increased volumes marketed in ONEOK Partners’ natural gas liquids business; and
•	a decrease of $11.6 million due to prior-year operational measurement gains, primarily at NGL storage caverns; partially offset by
•
an increase of $18.2 million due to increased NGL volumes gathered, fractionated and transported, primarily associated with the completion of the Overland Pass Pipeline and related expansion projects, the Arbuckle Pipeline, and new supply connections in ONEOK Partners’ natural gas liquids business;

•	an increase of $11.4 million due to higher natural gas volumes processed and sold in ONEOK Partners’ natural gas gathering and processing business; and
•
an increase of $10.1 million due to higher natural gas transportation margins from the Guardian Pipeline expansion and extension that was completed in February 2009, and an increase in volumes contracted on Midwestern Gas Transmission in ONEOK Partners’ natural gas pipelines business.

Net margin decreased for the nine months ended September 30, 2009, compared with the same period last year, primarily due to the following:
•	a decrease of $95.1 million due to significantly lower realized commodity prices in ONEOK Partners’ natural gas gathering and processing business;
•	a decrease of $38.4 million due to narrower NGL product price differentials, partially offset by increased volumes marketed in ONEOK Partners’ natural gas liquids business; and
•	a decrease of $12.5 million due to prior-year operational measurement gains, primarily at NGL storage caverns; partially offset by
•
an increase of $46.2 million due to increased NGL volumes gathered, fractionated and transported, primarily associated with the completion of the Overland Pass Pipeline and related expansion projects, the Arbuckle Pipeline, and new supply connections in ONEOK Partners’ natural gas liquids business;

•
an increase of $23.3 million due to higher natural gas transportation margins from the Guardian Pipeline expansion and extension that was completed in February 2009, and an increase in volumes contracted on Midwestern Gas Transmission in ONEOK Partners’ natural gas pipelines business; and

•	an increase of $20.1 million due to higher natural gas volumes processed and sold in ONEOK Partners’ natural gas gathering and processing business.

Operating costs increased for the three and nine months ended September 30, 2009, compared with the same periods last year, due primarily to higher operating costs resulting from the operation of the Overland Pass Pipeline and the Arbuckle

Pipeline and increased costs at ONEOK Partners’ fractionation facilities, which includes the expanded Bushton Plant fractionator.

Depreciation and amortization expense increased for the three and nine months ended September 30, 2009, compared with the same periods last year, due primarily to higher depreciation expense associated with ONEOK Partners’ completed capital projects.

Equity earnings from investments decreased for the three and nine months ended September 30, 2009, compared with the same periods last year, due primarily to a gain on the sale of Bison Pipeline LLC by Northern Border Pipeline in the third quarter of 2008 and due to lower subscription volumes and rates on Northern Border Pipeline.  Equity earnings from investments also decreased due to lower natural gas volumes gathered in ONEOK Partners’ various natural gas gathering and processing equity investments whose assets are primarily located in the Powder River Basin of Wyoming.

Allowance for equity funds used during construction decreased for the three and nine months ended September 30, 2009, compared with the same periods last year, due primarily to the completion of the Arbuckle Pipeline, the Overland Pass Pipeline and related expansion projects, and the Guardian Pipeline expansion and extension.

Capital expenditures decreased for the three and nine months ended September 30, 2009, compared with the same periods last year, due primarily to the completion of the Arbuckle Pipeline, the Overland Pass Pipeline and related expansion projects, the Williston Basin gas processing plant expansion and the Guardian Pipeline expansion and extension.

Selected Operating Information - The following table sets forth selected operating information for our ONEOK Partners segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information	2009	2008	2009	2008
Natural gas gathered (BBtu/d) (a)	1,100	1,146	1,131	1,174
Natural gas processed (BBtu/d) (a)	664	649	658	641
Natural gas transportation capacity contracted (MMcf/d)	5,764	4,765	5,461	4,877
Transportation capacity subscribed	87%	81%	83%	83%
Residue gas sales (BBtu/d) (a)	297	281	291	280
NGL sales (MBbl/d)	382	273	388	275
NGLs fractionated (MBbl/d)	496	375	458	379
NGLs transported-gathering lines (MBbl/d)	385	253	358	255
NGLs transported-distribution lines (MBbl/d)	446	430	451	347
Conway-to-Mont Belvieu OPIS average price differential
Ethane ($/gallon)	$0.15	$0.24	$0.12	$0.15
Realized composite NGL sales prices ($/gallon) (a)	$0.76	$1.51	$0.70	$1.44
Realized condensate sales price ($/Bbl) (a)	$79.46	$99.61	$70.66	$96.91
Realized residue gas sales price ($/MMBtu) (a)	$2.99	$8.33	$3.11	$8.39
Realized gross processing spread ($/MMBtu) (a)	$6.54	$6.69	$6.41	$6.94
(a) - Statistics relate to ONEOK Partners’ natural gas gathering and processing business.

Commodity Price Risk - The following tables set forth ONEOK Partners’ hedging information for the remainder of 2009 and for the year ending December 31, 2010, as of November 3, 2009.

	Three Months Ending
	December 31, 2009
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d) (a)	7,857	$1.04	/ gallon	87%
Condensate (Bbl/d) (a)	2,064	$2.08	/ gallon	91%
Total (Bbl/d)	9,921	$1.26	/ gallon	88%
Natural gas (MMBtu/d)	17,009	$4.25	/ MMBtu	88%
(a) - Hedged with fixed-price swaps.

	Year Ending
	December 31, 2010
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d) (a)	3,881	$1.19	/ gallon	55%
Condensate (Bbl/d) (a)	1,696	$1.79	/ gallon	75%
Total (Bbl/d)	5,577	$1.38	/ gallon	60%
Natural gas (MMBtu/d)	25,225	$5.55	/ MMBtu	75%
(a) - Hedged with fixed-price swaps.

See Note C of the Notes to Consolidated Financial Statements in this Quarterly Report for more information on our hedging activities.

Commodity price risks related to estimated physical sales of commodities for ONEOK Partners’ natural gas gathering and processing business are estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at September 30, 2009.  ONEOK Partners estimates the following for its natural gas gathering and processing business:
•	a $0.01 per gallon decrease in the composite price of NGLs would decrease annual net margin by approximately $1.1 million;
•	a $1.00 per barrel decrease in the price of crude oil would decrease annual net margin by approximately $1.0 million; and
•	a $0.10 per MMBtu decrease in the price of natural gas would decrease annual net margin by approximately $1.1 million.

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

Selected Financial Results - The following table sets forth certain selected financial results for our Distribution segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Increase (Decrease)		Increase (Decrease)
	September 30,		September 30,		Three Months		Nine Months
Financial Results	2009	2008	2009	2008	2009 vs. 2008		2009 vs. 2008
	(Millions of dollars)
Gas sales	$186.0	$242.8	$1,147.8	$1,463.7	$(56.8)	(23%)	$(315.9)	(22%)
Transportation revenues	17.8	18.1	63.6	64.2	(0.3)	(2%)	(0.6)	(1%)
Cost of gas	85.8	146.8	742.6	1,067.9	(61.0)	(42%)	(325.3)	(30%)
Net margin, excluding other revenues	118.0	114.1	468.8	460.0	3.9	3%	8.8	2%
Other revenues	10.5	9.9	33.8	30.6	0.6	6%	3.2	10%
Net margin	128.5	124.0	502.6	490.6	4.5	4%	12.0	2%
Operating costs	91.0	97.6	280.5	285.6	(6.6)	(7%)	(5.1)	(2%)
Depreciation and amortization	29.9	29.3	92.2	87.3	0.6	2%	4.9	6%
Gain on sale of assets	-	-	0.4	-	-	0%	0.4	100%
Operating income (loss)	$7.6	$(2.9)	$130.3	$117.7	$10.5	*	$12.6	11%
Capital expenditures	$33.6	$56.0	$110.9	$126.4	$(22.4)	(40%)	$(15.5)	(12%)
* Percentage change is greater than 100 percent.

Net margin increased for the three months ended September 30, 2009, compared with the same period last year, due primarily to an increase of $4.4 million resulting from the implementation of new rate mechanisms, which includes a $2.0 million increase in Oklahoma, a $1.2 million increase in Kansas and a $1.2 million increase in Texas.

Net margin increased for the nine months ended September 30, 2009, compared with the same period last year, due primarily to the following:
•
an increase of $12.8 million resulting from the implementation of new rate mechanisms, which includes a $4.8 million increase in Oklahoma, a $5.4 million increase in Kansas and a $2.6 million increase in Texas; and

•	an increase of $2.2 million related to recovery of carrying costs for natural gas in storage; partially offset by
•	a decrease of $1.8 million due to lower sales volumes due to warmer weather across our entire service territory; and
•	a decrease of $1.9 million due to lower transportation margins.

Operating costs decreased for the three months ended September 30, 2009, compared with the same period last year, due primarily to the following:
•	a decrease of $3.8 million in bad-debt expense that includes the impact of the authorized recovery of the fuel-related portion of bad debts in Oklahoma, effective January 2009; and
•	a decrease of $2.1 million in vehicle-related costs.

Operating costs decreased for the nine months ended September 30, 2009, compared with the same period last year, due primarily to the following:
•	a decrease of $9.6 million in bad-debt expense that includes the impact of the authorized recovery of the fuel-related portion of bad debts in Oklahoma, effective January 2009;
•	a decrease of $3.8 million in vehicle-related costs; partially offset by
•	an increase of $6.1 million in employee-related costs; and
•	an increase of $1.9 million in property tax expense.

Depreciation and amortization expense increased for the nine months ended September 30, 2009, compared with the same period last year, due primarily to the following:
•	an increase of $3.2 million in regulatory amortization associated with previously deferred costs that have been approved for recovery in our revenues; and
•	an increase of $1.7 million in depreciation expense related to our investment in property, plant and equipment.

Capital Expenditures - Our capital expenditure program includes expenditures for extending service to new areas, modifications to customer service lines, increasing system capabilities, general replacements and improvements.  It is our practice to maintain and upgrade facilities to ensure safe, reliable and efficient operations.  Our capital expenditure program included $7.5 million and $13.5 million for new business development for the three months ended September 30, 2009 and 2008, respectively, and $28.0 million and $35.4 million for the nine months ended September 30, 2009 and 2008, respectively.  Capital expenditures decreased for the three months and nine months ended September 30, 2009, compared with the same periods last year, primarily as a result of timing and lower spending on modifications to customer service lines, general replacements and improvements, as well as lower spending on growth projects during 2009.

Selected Operating Information - The following tables set forth selected operating information for our Distribution segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Volumes (MMcf)	2009	2008	2009	2008
Gas sales
Residential	7,820	7,688	76,565	83,027
Commercial	3,204	3,258	23,416	25,966
Industrial	293	260	960	1,233
Wholesale	4,000	2,521	8,712	5,080
Public Authority	312	288	1,529	1,623
Total volumes sold	15,629	14,015	111,182	116,929
Transportation	43,366	50,344	146,761	163,362
Total volumes delivered	58,995	64,359	257,943	280,291

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net margin, excluding other revenues	2009	2008	2009	2008
Gas Sales	(Millions of dollars)
Residential	$81.4	$77.8	$326.4	$317.3
Commercial	17.4	16.9	73.9	73.3
Industrial	0.6	0.5	2.0	2.2
Wholesale	0.1	0.2	0.3	0.5
Public Authority	0.7	0.6	2.7	2.5
Net margin on gas sales	100.2	96.0	405.3	395.8
Transportation revenues	17.8	18.1	63.5	64.2
Net margin, excluding other revenues	$118.0	$114.1	$468.8	$460.0

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Number of Customers	2009	2008	2009	2008
Residential	1,883,674	1,867,984	1,900,565	1,887,848
Commercial	153,319	156,074	157,077	160,422
Industrial	1,323	1,399	1,353	1,430
Wholesale	26	27	27	28
Public Authority	2,564	2,980	2,790	2,984
Transportation	10,882	10,465	10,235	10,310
Total customers	2,051,788	2,038,929	2,072,047	2,063,022

Residential volumes decreased for the nine months ended September 30, 2009, compared with the same periods last year, due to warmer temperatures across our entire service territory; however, the impact on margin decreases was moderated by weather-normalization mechanisms.

Wholesale sales represent contracted gas volumes that exceed the needs of our residential, commercial and industrial customer base and are available for sale to other parties.  Wholesale volumes increased for the three and nine months ended September 30, 2009, compared with the same periods last year, due to increased volumes available for sale caused by warmer temperatures across our entire service territory.

Regulatory Initiatives

Oklahoma - In December 2008, the OCC approved a final order to increase the recovery level of Oklahoma Natural Gas’ Capital Investment Mechanism (CIM) to $12.6 million from $7.6 million annually.  The recovery mechanism allows Oklahoma Natural Gas to collect a rate of return, depreciation and 50 percent of the property tax expense associated with incremental capital investments to maintain its facilities since its 2005 rate case.  The increased recovery level was effective in January 2009.

In August 2009, Oklahoma Natural Gas filed the 2009 CIM application with the OCC.  The application seeks recoveries of $17.3 million through a CIM rider in 2010.  The OCC filed responsive testimony on October 9, 2009, supporting the application.  On October 13, 2009, the Oklahoma Attorney General filed a Statement of Position supporting the OCC Staff’s position.  On October 26, 2009, Oklahoma Natural Gas, the OCC Staff and the Oklahoma Attorney General signed and filed a joint stipulation approving Oklahoma Natural Gas’ request.  On October 29, the administrative law judge approved the joint stipulation and is recommending approval by the OCC.

In December 2008, the OCC issued a final order authorizing Oklahoma Natural Gas to defer the fuel-related portion of bad debts for recovery in the purchased-gas adjustment mechanism.  The associated deferrals began in January 2009.

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

In October 2008, a joint application for performance-based rates was filed by the OCC staff and Oklahoma Natural Gas.  This application proposes that the OCC adopt a performance-based rate design and a more streamlined regulatory process.  In April 2009, a joint stipulation was signed and filed that supports a performance-based rate mechanism for Oklahoma Natural Gas.  Upon hearing evidence and testimony supporting the joint stipulation in a hearing on April 23, 2009, the administrative law judge recommended the OCC approve the application.  The OCC adopted the recommendation of the administrative law judge and approved the joint stipulation of the parties on May 7, 2009.

In June 2009, Oklahoma Natural Gas filed an application with the OCC requesting an increase of approximately $66.1 million in base rates, which includes existing riders that would effectively reduce the requested rate increase to a net amount of $37.6 million.  On October 28, 2009, Oklahoma Natural Gas, the OCC Staff, the Oklahoma Attorney General and other intervening parties signed and filed a Stipulation Settlement in this case.  If approved as filed, the estimated annual impact on operating income will be approximately $14.0 million.  The Stipulation Settlement must first be approved by an administrative law judge who will then submit the matter to the OCC for final approval.

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

In August 2009, Kansas Gas Service filed the required annual update of the GSRS mechanism.  If approved, the requested $3.9 million increase would be effective with customer billings in January 2010.  On October 30, 2009, the KCC Staff issued its report for this filing recommending that Kansas Gas Service be authorized to recover $3.9 million.  The matter will be submitted to the KCC for final approval, and the KCC order is required to be issued by December 29, 2009.

In September 2009, the KCC issued an order permitting us to defer the difference between current GAAP pension and post retirement expenses and the level of these expenses incorporated in base rates as either a regulatory asset or liability, effective with fiscal year 2009.  In conjunction with the deferral, we are required to fund the applicable amount of our pension and post retirement expense.  Amortization and recovery of the accumulated deferrals will begin with the effective date of our next rate change request continuing no more than five years.  The impact from the KCC order was a decrease in operating expenses of $2.4 million for the three months ended September 30, 2009, and the anticipated 2009 impact from the KCC order is an increase in operating income of $3.2 million.

Texas - In June 2009, Austin and the surrounding cities in our central Texas service area approved an increase in base rates of $1.1 million, which included a $5.0 million decrease in depreciation and amortization expense, plus recovery of the fuel-related portion of bad debts and carrying costs for natural gas in storage.  The new rates were effective July 2009.

In August 2009, the cities of the Rio Grande Valley service area approved an increase in base rates of $1.3 million, which included a $1.6 million decrease in depreciation and amortization expense, plus recovery of the fuel-related portion of bad debts.  The new rates were effective September 2009.

General - Certain costs to be recovered through the ratemaking process have been capitalized as regulatory assets.  Should recovery cease due to regulatory actions, certain of these assets may no longer meet the criteria for capitalization, and, accordingly, a write-off of regulatory assets and stranded costs may be required.  There were no write-offs of regulatory assets resulting from the failure to meet the criteria for capitalization during the three and nine months ended September 30, 2009 and 2008, respectively.

Energy Services

Overview - Our Energy Services segment’s primary focus is to create value for our customers by delivering physical natural gas products and risk management services through our network of contracted transportation and storage capacity and natural gas supply.  This contracted storage and transportation capacity connects the major supply and demand centers throughout the United States and into Canada.  Our customers are primarily LDCs, electric utilities, and commercial and industrial end users.  Our customers’ natural gas needs vary with seasonal changes in weather and are therefore somewhat unpredictable.  To ensure natural gas is available when our customers need it, we offer premium services and products that satisfy our customers’ swing and peaking natural gas commodity requirements on a year-round basis.  We also provide no-notice service, weather-related protection and other custom solutions based on our customers’ specific needs.  Our storage and transportation capacity allows us opportunities to optimize our contracted assets through our application of market knowledge and risk management skills.

Our Energy Services segment conducts business with our ONEOK Partners and our Distribution segments.  These services are provided under agreements with market-based terms.  Our Energy Services segment’s business with our Distribution segment is awarded through a competitive bidding process.

Due to the seasonality of natural gas consumption, storage withdrawals and demand for our products and services, earnings are normally higher during the winter months than the summer months.  Natural gas sales volumes are typically higher in the winter heating months than in the summer months, reflecting increased demand due to greater heating requirements and, typically, higher natural gas prices.  During periods of high natural gas demand, we utilize storage capacity to supplement natural gas supply volumes to meet our premium product and service obligations or market needs.

We utilize our experience to optimize the value of our contracted assets, and we use our risk management and marketing capabilities to both manage risk and generate additional margins.  We apply a combination of cash flow and fair value hedge accounting when implementing hedging strategies that take advantage of favorable market conditions.  See Note C of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.  Additionally, certain non-trading transactions, which are economic hedges of our accrual transactions, such as our storage and transportation contracts, will not qualify for hedge accounting treatment.  These economic hedges receive mark-to-market accounting treatment, as they are derivative contracts and are not designated as part of a hedge relationship.  As a result, the underlying risk being hedged receives accrual accounting treatment, while we use mark-to-market accounting treatment for the economic hedges.  We cannot predict the earnings fluctuations from mark-to-market accounting, and the impact on earnings could be material.

Selected Financial Results - The following table sets forth selected financial results for our Energy Services segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Increase (Decrease)		Increase (Decrease)
	September 30,		September 30,		Three Months		Nine Months
Financial Results	2009	2008	2009	2008	2009 vs. 2008		2009 vs. 2008
	(Millions of dollars)

Revenues	$727.7	$2,038.4	$2,568.2	$6,408.0	$(1,310.7)	(64%)	$(3,839.8)	(60%)
Cost of sales and fuel	698.0	2,033.6	2,445.8	6,314.1	(1,335.6)	(66%)	(3,868.3)	(61%)
Net margin	29.7	4.8	122.4	93.9	24.9	*	28.5	30%
Operating costs	8.4	9.4	26.4	28.0	(1.0)	(11%)	(1.6)	(6%)
Depreciation and amortization	0.1	0.2	0.4	0.8	(0.1)	(50%)	(0.4)	(50%)
Gain on sale of assets	-	1.3	-	1.3	(1.3)	(100%)	(1.3)	(100%)
Operating income (loss)	$21.2	$(3.5)	$95.6	$66.4	$24.7	*	29.2	44%
* Percentage change is greater than 100 percent.

Energy markets were affected by lower commodity prices during the three and nine months ended September 30, 2009, compared with the same periods last year.  The decrease in commodity prices had a direct impact on our revenues and the cost of sales and fuel.  Our average sales price was 63 percent lower for the three months ended September 30, 2009, and 58 percent lower for the nine months ended September 30, 2009, compared with the same periods last year.

Net margin increased for the three months ended September 30, 2009, compared with the same period last year, due primarily to the following:
•	an increase of $17.8 million in transportation margins, net of hedging activities, due primarily to higher realized Rockies-to-Mid-Continent transportation margins;
•	an increase of $4.5 million in storage and marketing margins, net of hedging activities, due primarily to the following:
-	the impact of an inventory write-down of $9.7 million in third quarter of 2008; partially offset by
-	a decrease in storage margins associated with less favorable unrealized fair value changes on non-qualifying economic hedge activity;
•	an increase of $1.7 million in premium services, due primarily to additions to our customer base; and
•	an increase of $1.4 million in retail marketing margins.

Net margin increased for the nine months ended September 30, 2009, compared with the same period last year, due primarily to the following:
•	an increase of $32.0 million in premium services, due primarily to additions to our customer base;
•	an increase of $27.9 million in transportation margins, net of hedging activities, due primarily to higher realized Rockies-to-Mid-Continent transportation margins;
•	an increase of $5.0 million in retail marketing margins; and
•	an increase of $2.0 million in financial trading margins; partially offset by
•	a decrease of $38.1 million in storage and marketing margins, net of hedging activities, due primarily to the following:
-	lower realized seasonal storage differentials; partially offset by
-	the impact of an inventory write-down of $9.7 million in third quarter 2008.

Operating costs decreased for the three and nine months ending September 30, 2009, compared with the same periods last year, due to lower employee-related costs.

Selected Operating Information - The following table sets forth selected operating information for our Energy Services segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information	2009	2008	2009	2008
Natural gas marketed (Bcf)	255	261	841	867
Natural gas gross margin ($/Mcf)	$0.11	$0.02	$0.14	$0.08
Physically settled volumes (Bcf)	524	560	1,702	1,756

Our natural gas in storage at September 30, 2009, was 79.6 Bcf, compared with 74.7 Bcf at September 30, 2008.  At September 30, 2009, our total natural gas storage capacity under lease was 82.8 Bcf, with maximum withdrawal capability of 2.3 Bcf/d and maximum injection capability of 1.4 Bcf/d.  Our current natural gas transportation capacity is 1.6 Bcf/d.

The following table sets forth our margins by activity for the periods indicated:

	Three Months Ended		Nine Months Ended		Increase (Decrease)		Increase (Decrease)
	September 30,		September 30,		Three Months		Nine Months
	2009	2008	2009	2008	2009 vs. 2008		2009 vs. 2008
	(Millions of dollars)
Marketing, storage and transportation, gross	$79.7	$57.3	$266.3	$246.1	$22.4	39%	$20.2	8%
Storage and transportation costs	53.1	54.6	161.7	163.1	(1.5)	(3%)	(1.4)	(1%)
Marketing, storage and transportation, net	26.6	2.7	104.6	83.0	23.9	*	21.6	26%
Retail marketing, net	3.1	1.7	14.3	9.3	1.4	82%	5.0	54%
Financial trading, net	-	0.4	3.5	1.6	(0.4)	(100%)	1.9	*
Net margin	$29.7	$4.8	$122.4	$93.9	$24.9	*	$28.5	30%
* Percentage change is greater than 100 percent.

Marketing, storage and transportation, gross, primarily includes marketing, purchases and sales, premium services and the impact of cash flow and fair value hedges and other derivative instruments used to manage our risk associated with these activities.  Storage and transportation costs primarily include the cost of leasing capacity, storage injection and withdrawal fees, fuel charges and gathering fees.  Risk management and operational decisions have an impact on the net result of our marketing, premium services and storage activities.  We evaluate our strategies on an ongoing basis to optimize the value of our contracted assets and to minimize the financial impact of market conditions on the services we provide.

Retail marketing includes net margin from providing physical marketing, supply services and risk management services to residential, municipal and small commercial and industrial customers.

Financial trading net margin includes activities that are generally executed using financially settled derivatives.  These activities are normally short term in nature, with a focus on capturing value from short-term price volatility.  Revenues in our

Consolidated Statements of Income include financial trading margins, as well as certain physical natural gas transactions with our trading counterparties.  Revenues and cost of sales and fuel from such physical transactions are reported on a net basis.

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

LIQUIDITY AND CAPITAL RESOURCES

General - Part of our strategy is to grow through internally generated growth projects and acquisitions that strengthen and complement our existing assets.  ONEOK and ONEOK Partners have relied primarily on operating cash flow, commercial paper, bank credit facilities, debt issuances and/or the sale of equity for their liquidity and capital resource requirements.  ONEOK and ONEOK Partners fund their operating expenses, debt service, dividends to shareholders and distributions to unitholders primarily with operating cash flow.  We expect to continue to use these sources for liquidity and capital resource needs on both a short- and long-term basis.  Neither ONEOK nor ONEOK Partners guarantees the debt or other similar commitments to unaffiliated parties, and ONEOK does not guarantee the debt or other similar commitments of ONEOK Partners.

During 2009, the capital markets have improved significantly from year-end 2008.  Throughout 2009, ONEOK has been able to access the commercial paper markets to meet its short-term funding needs, and has continued to have access to its $1.2 billion amended and restated credit agreement dated July 14, 2006 (ONEOK Credit Agreement), which expires in July 2011.  ONEOK Partners has continued to have access to its ONEOK Partners Credit Agreement, which has been adequate to fund its short-term liquidity needs and expires in March 2012.  Additionally, ONEOK Partners has been able to access the debt and equity markets to meet its long-term financing needs for 2009.

We expect improving economic conditions for the remainder of 2009 and into 2010, compared with the fourth quarter of 2008 and the first two quarters of 2009, when we began to experience reduced drilling activity, less supply growth and lower commodity prices for natural gas, NGLs and crude oil.  We also expect continued volatility in the financial markets, which could limit our access to these markets or increase the cost of issuing new securities in the future.  ONEOK’s and ONEOK Partners’ ability to continue to access capital markets for debt and equity financing under reasonable terms depends on the Company’s and Partnership’s respective financial condition and credit ratings, and market conditions.  ONEOK and ONEOK Partners anticipate that cash flow generated from operations, existing capital resources and ability to obtain financing will enable both to maintain current levels of operations and planned operations, collateral requirements and capital expenditures.

Capital Structure - The following table sets forth our consolidated capital structure for the periods indicated:

	September 30,	December 31,
	2009	2008
Long-term debt	58%	67%
Equity	42%	33%

Debt (including notes payable)	62%	76%
Equity	38%	24%

For purposes of determining compliance with financial covenants in the ONEOK Credit Agreement, the debt of ONEOK Partners is excluded.  The following table sets forth ONEOK’s capitalization structure, excluding the debt of ONEOK Partners, for the periods indicated:

	September 30,	December 31,
	2009	2008
Long-term debt	42%	44%
Equity	58%	56%

Debt (including notes payable)	46%	59%
Equity	54%	41%

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

Short-term Liquidity - ONEOK’s principal sources of short-term liquidity consist of cash generated from operating activities, quarterly distributions from ONEOK Partners and the ONEOK Credit Agreement as discussed below.  ONEOK also has a commercial paper program that is utilized for short-term liquidity needs, and to the extent commercial paper is unavailable, the ONEOK Credit Agreement is utilized.  ONEOK Partners’ principal sources of short-term liquidity consist of cash generated from operating activities and borrowings under the ONEOK Partners Credit Agreement.

The total amount of short-term borrowings authorized by ONEOK’s Board of Directors is $2.5 billion.  At September 30, 2009, ONEOK had $309 million in commercial paper outstanding, $42 million in letters of credit issued under the ONEOK Credit Agreement and available cash and cash equivalents of approximately $21.7 million.  ONEOK had approximately $849 million of credit available at September 30, 2009, under the ONEOK Credit Agreement.  The amount of credit available under committed bank lines decreased by $400 million when ONEOK’s 364-day revolving credit facility dated August 6, 2008, expired on August 5, 2009.  As of September 30, 2009, ONEOK could have issued $2.8 billion of additional short- and long-term debt under the most restrictive provisions contained in its various borrowing agreements.

The total amount of short-term borrowings authorized by the Board of Directors of ONEOK Partners GP, the general partner of ONEOK Partners, is $1.5 billion.  At September 30, 2009, ONEOK Partners had $515 million in borrowings outstanding under the ONEOK Partners Credit Agreement and available cash and cash equivalents of approximately $30.5 million.  As of September 30, 2009, ONEOK Partners’ borrowing capacity was limited to $219.7 million of additional short- and long-term debt under the most restrictive provisions of the ONEOK Partners Credit Agreement.  At September 30, 2009, ONEOK Partners had a total of $49.2 million in letters of credit issued outside the ONEOK Partners Credit Agreement.

The ONEOK Credit Agreement and the ONEOK Partners Credit Agreement contain certain financial, operational and legal covenants as discussed in Note H of the Notes to Consolidated Financial Statements in our Annual Report.  Among other things, the ONEOK Credit Agreement’s covenants include a limitation on ONEOK’s stand-alone debt-to-capital ratio, which may not exceed 67.5 percent at the end of any calendar quarter.  At September 30, 2009, ONEOK’s stand-alone debt-to-capital ratio, as calculated under the terms of the ONEOK Credit Agreement, was 45.4 percent, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement.  The ONEOK Partners Credit Agreement’s covenants include, among other things, maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as adjusted for all non-cash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5 to 1.  At September 30, 2009, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 4.7 to 1, and ONEOK Partners was in compliance with all covenants under the ONEOK Partners Credit Agreement.

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

ONEOK Partners’ Equity Issuance - In June 2009, ONEOK Partners completed an underwritten public offering of 5,000,000 common units at $45.81 per common unit, generating net proceeds of approximately $219.9 million after deducting underwriting discounts but before offering expenses.

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

In conjunction with the public offering and partial exercise by the underwriters of their overallotment option, ONEOK Partners GP contributed an aggregate of $5.1 million to ONEOK Partners in order to maintain its 2 percent general partner interest.  As a result of these transactions, our interest in ONEOK Partners is 45.1 percent.

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

Capital Expenditures - ONEOK’s and ONEOK Partners’ capital expenditures are typically financed through operating cash flows, short- and long-term debt and the issuance of equity.  Total capital expenditures were $614.8 million and $1.0 billion for the nine months ended September 30, 2009 and 2008, respectively.  Of these amounts, ONEOK Partners’ capital expenditures were $491.3 million and $860.2 million for the nine months ended September 30, 2009 and 2008, respectively.  Our capital expenditures are driven primarily by ONEOK Partners’ capital projects discussed beginning on page 35.

Projected 2009 capital expenditures are significantly less than 2008 capital expenditures, primarily due to the completion of the Arbuckle Pipeline, the Overland Pass Pipeline and related expansion projects, the Williston Basin gas processing plant expansion and the Guardian Pipeline expansion and extension.  The following table sets forth our 2009 projected capital expenditures, excluding AFUDC:

2009 Projected Capital Expenditures
(Millions of dollars)
ONEOK Partners	$583
Distribution	158
Other	15
Total projected capital expenditures	$756

Investment in Northern Border Pipeline - During the nine months ended September 30, 2009, ONEOK Partners made equity contributions of $42.3 million to Northern Border.  ONEOK Partners does not anticipate any additional equity contributions in 2009 or material equity contributions in 2010.

Credit Ratings - ONEOK’s and ONEOK Partners’ credit ratings as of September 30, 2009, are shown in the table below:

	ONEOK		ONEOK Partners
Rating Agency	Rating	Outlook	Rating	Outlook
Moody’s	Baa2	Stable	Baa2	Stable
S&P	BBB	Stable	BBB	Stable

ONEOK’s commercial paper is rated P2 by Moody’s and A2 by S&P.  ONEOK’s and ONEOK Partners’ credit ratings, which are currently investment grade, may be affected by a material change in financial ratios or a material event affecting the business.  The most common criteria for assessment of credit ratings are the debt-to-capital ratio, business risk profile, pretax and after-tax interest coverage, and liquidity. ONEOK and ONEOK Partners do not anticipate their respective credit ratings to be downgraded.  However, if our credit ratings were downgraded, the interest rates on our commercial paper borrowings and borrowings under the ONEOK Credit Agreement would increase, and we could potentially lose access to the commercial paper market.  Likewise, ONEOK Partners would see increased borrowing costs under the ONEOK Partners Credit Agreement.  In the event that ONEOK is unable to borrow funds under its commercial paper program and there has not been a material adverse change in its business, ONEOK would continue to have access to the ONEOK Credit Agreement, which expires in July 2011.  An adverse rating change alone is not a default under the ONEOK Credit Agreement or the ONEOK Partners Credit Agreement but could trigger repurchase obligations with respect to certain ONEOK Partners’ long-term debt.  See additional discussion about our credit ratings under “Debt Covenants.”

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

Our Energy Services segment relies upon the investment-grade credit rating of ONEOK’s senior unsecured long-term debt to reduce its collateral requirements.  If ONEOK’s credit ratings were to decline below investment grade, our ability to participate in energy marketing and trading activities could be significantly limited.  Without an investment-grade rating, we may be required to fund margin requirements with our counterparties with cash, letters of credit or other negotiable instruments.  At September 30, 2009, ONEOK could have been required to fund approximately $11.8 million in margin requirements related to financial contracts upon such a downgrade.  A decline in ONEOK’s credit ratings below investment grade may also significantly impact other business segments.

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

In the normal course of business, ONEOK’s and ONEOK Partners’ counterparties provide secured and unsecured credit.  In the event of a downgrade in ONEOK’s or ONEOK Partners’ credit ratings or a significant change in ONEOK’s or ONEOK Partners’ counterparties’ evaluation of creditworthiness, ONEOK or ONEOK Partners could be required to provide additional collateral in the form of cash, letters of credit or other negotiable instruments as a condition of continuing to conduct business with such counterparties.

Commodity Prices - We are subject to commodity price volatility.  Significant fluctuations in commodity prices may impact our overall liquidity due to the impact commodity price changes have on our cash flows from operating activities, including the impact on working capital for NGLs and natural gas held in storage, margin requirements and certain energy-related receivables.  We believe that ONEOK’s and ONEOK Partners’ available credit and cash and cash equivalents are adequate to meet liquidity requirements associated with commodity price volatility.  See discussion beginning on page 57 under “Commodity Price Risk” in Item 3, Quantitative and Qualitative Disclosures about Market Risk, for information on our hedging activities.

Pension and Postretirement Benefit Plans - Information about our pension and postretirement benefits plans is included in Note J of the Notes to Consolidated Financial Statements in our Annual Report.  See Note H of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

CASH FLOW ANALYSIS

We use the indirect method to prepare our Consolidated Statements of Cash Flows.  Under this method, we reconcile net income to cash flows provided by operating activities by adjusting net income for those items that impact net income but may not result in actual cash receipts or payments during the period.  These reconciling items include depreciation and amortization, allowance for equity funds used during construction, gain on sale of assets, equity earnings from investments, distributions received from unconsolidated affiliates, deferred income taxes, stock-based compensation expense, allowance for doubtful accounts, and changes in our assets and liabilities not classified as investing or financing activities.

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Nine Months Ended		Increase (Decrease)
	September 30,		Nine Months
	2009	2008	2009 vs. 2008
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$1,270.9	$478.4	$792.5	*
Investing activities	(621.6)	(1,016.0)	394.4	39%
Financing activities	(1,107.2)	591.4	(1,698.6)	*
Change in cash and cash equivalents	(457.9)	53.8	(511.7)	*
Cash and cash equivalents at beginning of period	510.1	19.1	491.0	*
Cash and cash equivalents at end of period	$52.2	$72.9	$(20.7)	(28%)
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

The changes in operating assets and liabilities increased operating cash flows $647.5 million for the nine months ended September 30, 2009, compared with a decrease of $245.9 million for the same period last year, primarily as a result of the following:
• a decrease in cash collateral and margin requirements in our Energy Services segment;
• the impact of lower commodity prices on our operating assets and liabilities;
• the timing of cash receipts from our revenues resulting in decreased accounts receivable; partially offset by
· the timing of payments for purchases of commodities and other expenses resulting in decreased accounts payable.

Operating cash flows, before changes in operating assets and liabilities, were $623.4 million for the nine months ended September 30, 2009, compared with $724.3 million for the same period last year.  The decrease was due primarily to lower realized commodity prices and narrower NGL product price differentials in our ONEOK Partners segment, partially offset by increased NGL volumes gathered, fractionated and transported, primarily associated with the completion of the Overland

Pass Pipeline and related expansion projects, and the Arbuckle Pipeline, as well as new NGL supply connections in our ONEOK Partners segment, and increased transportation margins, net of hedging activities, in our Energy Services segment.

Investing Cash Flows - Cash used in investing activities decreased for the nine months ended September 30, 2009, compared with the same period last year, due primarily to reduced capital expenditures as a result of the completion of the Arbuckle Pipeline and Overland Pass Pipeline and related expansion projects, the Williston Basin gas processing plant expansion and the Guardian Pipeline expansion and extension in our ONEOK Partners segment.

Financing Cash Flows - During the nine months ended September 30, 2009, we had a net repayment of notes payable of $1.4 billion.  The repayments were made with the proceeds ONEOK Partners received from the senior notes and public offering of common units, as discussed below, and cash generated from operations.  During the nine months ended September 30, 2008, we had net borrowings of $1.1 billion, which were used to repay $402.3 million of ONEOK’s maturing long-term debt and fund ONEOK Partners’ capital projects.

During 2009, ONEOK Partners’ common unit offering generated net proceeds of approximately $241.6 million.  ONEOK Partners used the proceeds to repay borrowings under the ONEOK Partners Partnership Credit Agreement and for general partnership purposes.

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

During 2008, ONEOK Partners’ public sale of 2.6 million common units generated net proceeds of approximately $147.0 million after deducting underwriting discounts but before offering expenses.  ONEOK Partners used a portion of the proceeds to repay borrowings under the ONEOK Partners Partnership Credit Agreement.

Dividends paid were $1.22 per share and $1.16 per share for the nine months ended September 30, 2009 and 2008, respectively.

Distributions paid to limited partners by ONEOK Partners were $3.24 per unit and $3.125 per unit for the nine months ended September 30, 2009 and 2008, respectively.

ENVIRONMENTAL AND SAFETY MATTERS

Information about our environmental matters is included in Note I of the Notes to Consolidated Financial Statements in this Quarterly Report.

Pipeline Safety - We are subject to United States Department of Transportation regulations, including integrity management regulations.  The Pipeline Safety Improvement Act requires pipeline companies to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high consequence areas.  To our knowledge, we are in compliance with all material requirements associated with the various pipeline safety regulations.  We cannot be assured that existing pipeline safety regulations will not be revised or that new regulations will not be adopted that could result in increased compliance costs or additional operating restrictions.

Air and Water Emissions - The federal Clean Air Act, the federal Clean Water Act and analogous state laws impose restrictions and controls regarding the discharge of pollutants into the air and water in the United States.  Under the Clean Air Act, a federally enforceable operating permit is required for sources of significant air emissions.  We may be required to incur certain capital expenditures for air pollution-control equipment in connection with obtaining or maintaining permits and approvals for sources of air emissions.  The Clean Water Act imposes substantial potential liability for the removal of pollutants discharged to waters of the United States and remediation of waters affected by such discharge.  To our knowledge, we are in compliance with all material requirements associated with the various air and water quality regulations.

The United States Congress is actively considering legislation to reduce greenhouse gas emissions, including carbon dioxide and methane.  In addition, state and regional initiatives to regulate greenhouse gas emissions are under way.  We are monitoring federal and state legislation to assess the potential impact on our operations.  We estimate our direct greenhouse gas emissions annually as we collect all applicable greenhouse gas emission data for the previous year.  Our most recent estimate for ONEOK and ONEOK Partners, based on 2008 data, indicates that our emissions are less than 5 million metric tons of carbon dioxide equivalents on an annual basis.  We will continue efforts to improve our ability to quantify our direct greenhouse gas emissions and will report such emissions as required by the United States Environmental Protection Agency’s (EPA) Mandatory Greenhouse Gas Reporting rule released in September 2009.  The rule requires greenhouse gas emissions reporting for affected facilities on an annual basis, beginning with our 2010 emissions report that will be due in March 2011.

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

Environmental Footprint - Our environmental and climate change strategy focuses on taking steps to minimize the impact of our operations on the environment.  These strategies include: (i) developing and maintaining an accurate greenhouse gas emissions inventory, according to new rules issued by the EPA; (ii) improving the efficiency of our various pipelines, natural gas processing facilities and natural gas liquids fractionation facilities; (iii) following developing technologies for emission control; (iv) following developing technologies to capture carbon dioxide to keep it from reaching the atmosphere; and (v) analyzing options for future energy investment.

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

FORWARD-LOOKING STATEMENTS

Some of the statements contained and incorporated in this Quarterly Report are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act.  The forward-looking statements relate to our anticipated financial performance, management’s plans and objectives for our future operations, our business prospects, the outcome of regulatory and legal proceedings, market conditions and other matters.  We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.  The following discussion is intended to identify important factors that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

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

•
our indebtedness could make us vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds and/or place us at competitive disadvantages compared with our competitors that have less debt, or have other adverse consequences;

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

•	the impact of recently issued and future accounting updates and other changes in accounting policies;
•	the possibility of future terrorist attacks or the possibility or occurrence of an outbreak of, or changes in, hostilities or changes in the political conditions in the Middle East and elsewhere;
•	the risk of increased costs for insurance premiums, security or other items as a consequence of terrorist attacks;
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

Fair Value Component of Energy Marketing and Risk Management Assets and Liabilities - The following table sets forth the fair value component of our energy marketing and risk management assets and liabilities, excluding $173.8 million of net assets at September 30, 2009, from derivative instruments designated as either fair value or cash flow hedges, for the periods indicated:

Fair Value Component of Energy Marketing and Risk Management Assets and Liabilities
(Thousands of dollars)
Net fair value of derivatives outstanding at December 31, 2008 (a)	$3,656
Derivatives reclassified or otherwise settled during the period	(11,306)
Fair value of new derivatives entered into during the period	1,761
Other changes in fair value	11,857
Net fair value of derivatives outstanding at September 30, 2009 (b)	$5,968

(a) - This balance has been adjusted by $255.1 million from the amount reported in our Annual Report.
 The adjustment was made in order to exclude from this table the gains on cash flow hedges that were reclassified into earnings from accumulated other comprehensive income (loss) related to the write down of our natural gas in storage to its lower of weighted-average cost or market.

(b) - The maturities of derivatives are based on injection and withdrawal periods from April through March, which is consistent with our business strategy. The maturities are as follows: $1.5 million matures through March 2010, $4.2 million matures through March 2011 and $0.3 million matures through
 March 2015.

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

Value-at-Risk (VAR) Disclosure of Market Risk - The potential impact on our future earnings, as measured by VAR, was $8.2 million and $12.5 million at September 30, 2009 and 2008, respectively.  The following table sets forth the average, high and low VAR calculations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Value-at-Risk	2009	2008	2009	2008
	(Millions of dollars)
Average	$6.8	$12.0	$8.6	$12.4
High	$9.1	$15.0	$14.1	$17.7
Low	$4.6	$7.7	$4.6	$6.5

ITEM 4.                      CONTROLS AND PROCEDURES

Quarterly Evaluation of Disclosure Controls and Procedures - As of the end of the period covered by this report, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, they concluded that as of September 30, 2009, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting - We have made no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

Additional information about our legal proceedings is included under Part I, Item 3, Legal Proceedings, in our Annual Report.

Will Price, et al. v. Gas Pipelines, et al. (f/k/a Quinque Operating Company, et al. v. Gas Pipelines, et al.), 26th Judicial District, District Court of Stevens County, Kansas, Civil Department, Case No. 99C30 (“Price I”) - As previously reported, we, our division, Oklahoma Natural Gas, four subsidiaries of ONEOK Partners, Mid-Continent Market Center, L.L.C., ONEOK Field Services Company, L.L.C., ONEOK WesTex Transmission, L.L.C. and ONEOK Hydrocarbon, L.P. (formerly Koch Hydrocarbon, LP, successor to Koch Hydrocarbon Company), as well as approximately 225 other defendants, are defending against a lawsuit claiming underpayment of gas purchase proceeds.  The plaintiffs initially asserted that the defendants understated both the volume and the heating content of the purchased gas, and sought class certification for gas producers and royalty owners throughout the United States.  The Court refused to certify the class that resulted in the plaintiffs amending their petition to limit the purported class to gas producers and royalty owners in Kansas, Colorado and Wyoming, and limiting the claim to undermeasurement of volume.  Oral arguments on the plaintiffs’ motion to certify this suit as a class action were conducted on April 1, 2005.  On September 18, 2009, the Court denied the plaintiffs’ motions for class certification, which, in effect, limited the named plaintiffs to pursuing individual claims against only those defendants who purchased or measured their gas.  On October 2, 2009, the plaintiffs filed a motion for reconsideration of the Court’s denial of class certification.  Briefing, oral arguments and a ruling by the Court on this motion are pending.

Will Price and Stixon Petroleum, et al. v. Gas Pipelines, et al., 26th Judicial District, District Court of Stevens County, Kansas, Civil Department, Case No. 03C232 (“Price II”) - As previously reported, 21 groups of defendants, including us, our division, Oklahoma Natural Gas, four subsidiaries of ONEOK Partners, Mid-Continent Market Center, L.L.C., ONEOK Field Services Company, L.L.C., ONEOK WesTex Transmission, L.L.C. and ONEOK Hydrocarbon, L.P. (formerly Koch Hydrocarbon, LP, successor to Koch Hydrocarbon Company), are defending against a lawsuit claiming underpayment of gas producers and royalty owners by allegedly understating the heating content of purchased gas in Kansas, Colorado and Wyoming.  This action was filed by the plaintiffs after the Court denied the initial motion for class status in Price I, and Price II was consolidated with Price I to determine whether either or both cases may properly be certified.  Oral arguments on the plaintiffs’ motion to certify this suit as a class action were conducted on April 1, 2005.  On September 18, 2009, the Court denied the plaintiffs’ motions for class certification, which, in effect, limited the named plaintiffs to pursuing individual claims against only those defendants who purchased or measured their gas.  On October 2, 2009, the plaintiffs filed a motion for reconsideration of the Court’s denial of class certification.  Briefing, oral arguments and a ruling by the Court on this motion are pending.

Mont Belvieu Emissions, Texas Commission on Environmental Quality - As previously reported, personnel of ONEOK Hydrocarbon Southwest, L.L.C. (OHSL), a subsidiary of ONEOK Partners, are in discussions with the Texas Commission on Environmental Quality (TCEQ) staff regarding air emissions at ONEOK Partners’ Mont Belvieu fractionator, which may have exceeded the emissions allowed under its air permit.  On March 13, 2009, the TCEQ issued a Notice of Enforcement, alleging that OHSL failed to isolate the source of the emissions in a timely manner.  In a letter dated April 15, 2009, the TCEQ proposed settling the matter by entering into an Agreed Order with an administrative penalty of $160,000 and requiring OHSL to perform certain preventative procedures.  OHSL has tentatively reached an agreement with the TCEQ staff on the terms of a settlement under which it would pay $160,000.  Half of the payment obligation would be satisfied by contributions to two local environmental projects in Texas.  OHSL expects to enter into an Agreed Order memorializing the settlement, which will be subject to approval by the TCEQ, in early November 2009.

Gas Index Pricing Litigation - As previously reported, we, our subsidiary, ONEOK Energy Services Company, L.P. (“OESC”) and one other affiliate are defending, either individually or together, against multiple lawsuits claiming damages resulting from the alleged market manipulation or false reporting of prices to gas index publications by us and others.  On April 27, 2009, the Tennessee Supreme Court granted the defendants’ (including our and OESC’s) application to appeal the decision of the Tennessee Court of Appeals that reversed the trial court’s granting of the defendants’ motion to dismiss in the Samuel P. Leggett, et al. v. Duke Energy Corporation, et al., case.  Briefing on the appeal has been completed, and a hearing before the Tennessee Supreme Court is scheduled for November 2009.

Additionally, on May 6, 2009, the NewPage Wisconsin System Inc. v. CMS Energy Resource Management Company, et al., case was transferred to a multi-district litigation matter in the United States District Court for the District of Nevada for further proceedings.  We continue to vigorously defend all claims made in these cases.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information relating to our purchases of our common stock for the periods shown:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Be Purchased Under the Plans or Programs

July 1-31, 2009	2,800	(a)	$14.58	-	-
August 1-31, 2009	16,751	(a), (b)	$18.84	-	-
September 1-30, 2009	21,959	(a), (b)	$30.13	-	-
Total	41,510		$24.52	-	-

(a) - Includes shares withheld pursuant to attestation of ownership and deemed tendered to us in connection with the exercise of stock options under the ONEOK, Inc. Long-Term Incentive Plan, as follows
2,800 shares for the period of July 1-31, 2009
16,741 shares for the period of August 1-31, 2009
21,921 shares for the period of September 1-30, 2009

(b) - Includes shares repurchased directly from employees, pursuant to our Employee Stock Award Program, as follows:
10 shares for the period August 1-31, 2009
38 shares for the period September 1-30, 2009

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

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in XBRL: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2009 and 2008; (iii) Consolidated Balance Sheets at September 30, 2009, and December 31, 2008; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008; (v) Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2009; (vi) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2009 and 2008; and (vii) Notes to Consolidated Financial Statements.

Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited, and these XBRL documents are not the official publicly filed consolidated financial statements of ONEOK, Inc.  The purpose of submitting these XBRL formatted documents is to test the related format and technology, and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.  We also make available on our Web site the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc. Registrant
Date: November 5, 2009	By:	/s/ Curtis L. Dinan
Curtis L. Dinan Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)