Form 10-K
period 2009-12-31
ONEOK INC /NEW/
filed 2010-02-23
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one) Large accelerated filer XAccelerated filer __         Non-accelerated filer __           Smaller reporting company __

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes__ No X.

Aggregate market value of registrant’s common stock held by non-affiliates based on the closing trade price on June 30, 2009, was $3.1 billion.

On February 12, 2010, the Company had 106,140,524 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 20, 2010, are incorporated by reference in Part III.

ONEOK, Inc.
2009 ANNUAL REPORT
As used in this Annual Report, references to “we,” “our” or “us” refers to ONEOK, Inc., an Oklahoma corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Annual Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2009
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
Black Mesa Pipeline	Black Mesa Pipeline, Inc.
Btu(s)	British thermal units, a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit
Bushton Plant	Bushton Gas Processing Plant
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act, as amended
EBITDA	Earnings before interest, taxes, depreciation and amortization
EBITDAR	Net income plus interest expense, income taxes, depreciation and amortization and rent expense
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fort Union Gas Gathering	Fort Union Gas Gathering, L.L.C.
GAAP	Accounting principles generally accepted in the United States of America
Guardian Pipeline	Guardian Pipeline, L.L.C.
Heartland	Heartland Pipeline Company
IRS	Internal Revenue Service
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
LDCs	Local distribution companies
LIBOR	London Interbank Offered Rate
MBbl	Thousand barrels
MBbl/d	Thousand barrels per day
Mcf	Thousand cubic feet
Midwestern Gas Transmission	Midwestern Gas Transmission Company
MMBbl	Million barrels
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf	Million cubic feet
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Act	Natural Gas Act of 1938, as amended
Natural Gas Policy Act	Natural Gas Policy Act of 1978, as amended
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NGL(s)	Natural gas liquid(s)
Northern Border Pipeline	Northern Border Pipeline Company
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OBPI	ONEOK Bushton Processing Inc.
OCC	Oklahoma Corporation Commission
ONEOK	ONEOK, Inc.
ONEOK Credit Agreement	ONEOK’s amended and restated $1.2 billion revolving credit agreement dated July 14, 2006
ONEOK Leasing Company	ONEOK Leasing Company, L.L.C.
ONEOK Partners	ONEOK Partners, L.P.

ONEOK Partners Credit Agreement	ONEOK Partners’ $1.0 billion amended and restated revolving credit agreement dated March 30, 2007
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and the sole general partner of ONEOK Partners
OPIS	Oil Price Information Service
Overland Pass Pipeline Company	Overland Pass Pipeline Company LLC
RRC	Texas Railroad Commission
S&P	Standard & Poor’s Rating Group
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
TransCanada	TransCanada Corporation
XBRL	eXtensible Business Reporting Language

The statements in this Annual Report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements.  Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “goal,” “forecast,” “guidance,” “could,” “may,” “continue,” “might,” “potential,” “scheduled”  and other words and terms of similar meaning.  Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that such expectations and assumptions will be achieved.  Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part I, Item 1A, Risk Factors, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation and “Forward-Looking Statements,” in this Annual Report.

PART I
ITEM 1.                      BUSINESS

GENERAL

We are a diversified energy company and successor to the company founded in 1906 known as Oklahoma Natural Gas Company.  Our common stock is listed on the NYSE under the trading symbol “OKE.”  We are the sole general partner and, as of December 31, 2009, we owned 45.1 percent of ONEOK Partners, L.P. (NYSE: OKS), one of the largest publicly traded master limited partnerships.  As a result of ONEOK Partners’ February 2010 public offering of common units, we own a 42.8 percent aggregate equity interest.  ONEOK Partners is a leader in the gathering, processing, storage and transportation of natural gas in the United States.  In addition, ONEOK Partners owns one of the nation’s premier natural gas liquids systems, connecting NGL supply in the Mid-Continent and Rocky Mountain regions with key market centers.  We are the largest natural gas distributor in Oklahoma and Kansas and the third largest natural gas distributor in Texas, providing service as a regulated public utility to wholesale and retail customers.  Our largest distribution markets are Oklahoma City and Tulsa, Oklahoma; Kansas City, Wichita and Topeka, Kansas; and Austin and El Paso, Texas.  Our energy services operation is engaged in providing premium natural gas marketing services to its customers across the United States.

DESCRIPTION OF BUSINESS

We report operations in the following business segments:
•	ONEOK Partners;
•	Distribution; and
•	Energy Services.

Business Strategy

Our primary business strategy is to deliver consistent growth and sustainable earnings, while focusing on safe, reliable, environmentally responsible and legally compliant operations for our customers, employees, contractors and the public through the following:
•	increasing distributable cash flow at our ONEOK Partners segment through a combination of strategic acquisitions and growth projects;
•	increasing operating income within our Distribution segment through rate strategies, rate base growth and operating efficiencies, while targeting our allowed return on equity;
•	continuing our focus on our key markets in our Energy Services segment;
•	executing strategic acquisitions; and
•	managing our balance sheet to maintain strong credit ratings at or above current investment-grade levels.

ONEOK Partners - ONEOK Partners’ primary business objectives are to generate cash flow sufficient to pay quarterly cash distributions to its unitholders and to increase those distributions over time.  ONEOK Partners’ ability to maintain and grow its distributions to unitholders depends on, among other things, the growth of its existing businesses and strategic acquisitions.  ONEOK Partners plans to continue pursuing internal growth opportunities and strategic acquisitions related to gathering, processing, fractionating, transporting, storing and marketing natural gas and NGLs that will utilize its core capabilities, minimize commodity price risk and provide long-term, sustainable and stable cash flows.  ONEOK Partners’ strategy focuses on maintaining stable cash flows and earnings through predominantly fee-based income and by managing commodity price and spread risk.

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

Energy Services - Our Energy Services segment creates value by providing premium services to our customers in delivering physical and risk management products and services through our network of contracted gas supply and contracted transportation and storage assets.  We optimize our storage and transportation capacity through the daily application of market knowledge and effective risk management.

Outlook

We expect a moderate economic recovery in 2010, with inflationary pressures beginning in 2011.  Although recent volatility in the financial markets could limit our access to financial markets on a timely basis or increase our cost of capital in the future, we anticipate improved credit markets during 2010, compared with 2009; however, inflation risks may increase the cost of capital.  We anticipate the consolidation of underperforming assets in the industry, particularly those with high commodity price exposure and/or high levels of debt.  Additionally, we anticipate an improving commodity price environment during 2010, compared with 2009.

ONEOK Partners - ONEOK Partners intends to pursue continued growth in its natural gas businesses through well connections and contract renegotiations and through new plant construction, expansions and extensions of its existing systems and plants.  For its natural gas liquids business, ONEOK Partners will continue to focus on adding new supply connections and expanding existing assets.  ONEOK Partners plans to spend approximately $362 million on capital expenditures in 2010, of which approximately $278 million is expected to be for growth projects.  ONEOK Partners may also pursue strategic acquisitions related to gathering, processing, fractionating, storing, transporting or marketing natural gas and NGLs.

Distribution - In our Distribution segment, we plan to grow our asset base through efficient capital investment in infrastructure and technology and increase the level of sustainable earnings.

Energy Services - In our Energy Services segment, we will continue our emphasis on generating recurring margins by providing premium products and services to our core LDC and electric utility customers, while maintaining the focus on our contracted level of long-term storage and transportation contracts supporting these premium services.  We will use our competitive position of long-term contracted assets to extract incremental value through the daily optimization of those assets.  Additionally, we will use our risk management expertise to establish base margins and capture incremental margins related to location and seasonal differences.

SIGNIFICANT DEVELOPMENTS

Capital Projects - ONEOK Partners placed the following projects in-service during 2009:
•	Guardian Pipeline’s natural gas pipeline expansion and extension project;
•	Williston Basin natural gas processing plant expansion;
•	Arbuckle natural gas liquids pipeline;
•	D-J Basin lateral natural gas liquids pipeline; and
•	Piceance lateral natural gas liquids pipeline.

For further discussion of these projects, see “Capital Projects” beginning on page 38.

ONEOK Partners’ Equity Issuances - In July 2009, ONEOK Partners completed an underwritten public offering of 5,486,690 common units, including the partial exercise by the underwriters of their over-allotment option, at $45.81 per common unit, generating net proceeds of approximately $241.6 million.  In conjunction with the offering, ONEOK Partners GP contributed an aggregate of $5.1 million to ONEOK Partners in order to maintain its 2 percent general partner interest.  ONEOK Partners used the proceeds from the sale of common units and the general partner contributions to repay borrowings under its existing ONEOK Partners Credit Agreement and for general partnership purposes.

In February 2010, ONEOK Partners completed an underwritten public offering of 5,500,900 common units, including the partial exercise by the underwriters of their over-allotment option, at $60.75 per common unit, generating net proceeds of approximately $322.6 million.  In conjunction with the offering, ONEOK Partners GP contributed $6.8 million in order to maintain its 2 percent general partner interest.  ONEOK Partners used the proceeds from the sale of common units and the general partner contribution to repay borrowings under the ONEOK Partners Credit Agreement and for general partnership purposes.  As a result of these transactions, we hold a 42.8 percent aggregate equity interest in ONEOK Partners.

ONEOK Partners’ Debt Issuance - In March 2009, ONEOK Partners completed an underwritten public offering of $500 million aggregate principal amount of 8.625 percent Senior Notes due 2019.  ONEOK Partners used the net proceeds of approximately $494.3 million from the offering to repay indebtedness outstanding under the ONEOK Partners Credit Agreement.

SEGMENT FINANCIAL INFORMATION

Operating Income, Customers and Total Assets - See Note N of the Notes to Consolidated Financial Statements in this Annual Report for operating income by segment and for a discussion of revenues from external customers under “Customers” and disclosure of total assets by segment within the “Operating Segment Information” table.

Intersegment Revenues - The following table sets forth the percentage of sales between operating segments to total revenues, for the periods and segments indicated:
	Years Ended December 31,
Percentage of Intersegment Revenues to Total Revenue	2009	2008	2007
ONEOK Partners	7%	10%	11%
Distribution	*	*	*
Energy Services	9%	8%	7%
* Represents a value of less than 1 percent.

See Note N of the Notes to Consolidated Financial Statements in this Annual Report for additional information about intersegment revenues.

NARRATIVE DESCRIPTION OF BUSINESS

ONEOK Partners

Ownership - We own approximately 42.4 million common and Class B limited partner units, and the entire 2 percent general partner interest, which, together, represented a 45.1 percent ownership interest in ONEOK Partners as of December 31, 2009.  As a result of ONEOK Partners’ February 2010 public offering of common units, we own a 42.8 percent aggregate equity interest in ONEOK Partners.  We receive distributions from ONEOK Partners on our common and Class B units and our 2 percent general partner interest.  See Note R of the Notes to Consolidated Financial Statements in this Annual Report for discussion of our incentive distribution rights.

Business Strategy - ONEOK Partners’ primary business objectives are to pay quarterly cash distributions to its unitholders and to increase those distributions over time.  ONEOK Partners plans to accomplish these objectives while focusing on safe, environmentally responsible and legally compliant operations for its customers, employees, contractors and the public through the following:
•	growing fee based earnings;
•	developing and executing internally generated growth projects;
•	executing strategic acquisitions; and
•	managing its balance sheet to maintain its strong credit ratings at or above current investment-grade levels.

Description of Business - Our ONEOK Partners segment is engaged in the gathering and processing of natural gas and gathering, transportation and fractionation of NGLs, primarily in the Mid-Continent and Rocky Mountain regions, which include the Anadarko Basin of Oklahoma, Fort Worth Basin of Texas, Hugoton and Central Kansas Uplift Basins of Kansas; and the Williston Basin of Montana and North Dakota and the Powder River Basin of Wyoming, respectively.  These operations include the gathering of natural gas produced from crude oil and natural gas wells.  Through gathering systems, natural gas is aggregated and treated or processed for removal of water vapor, solids and other contaminants, and to extract NGLs in order to provide marketable natural gas, commonly referred to as residue gas.  When the NGLs are separated from the unprocessed natural gas at the processing plants, the NGLs are generally in the form of a mixed, unfractionated NGL stream.  In the Powder River Basin, the natural gas that ONEOK Partners gathers is coal bed methane, or dry gas, that does not require processing or NGL extraction, in order to be marketable; dry gas is gathered, compressed and delivered into a downstream pipeline or marketed for a fee.

Revenue from the gathering and processing business is primarily derived from the following three types of contracts:
•
Percent of Proceeds - ONEOK Partners retains a percentage of the NGLs and/or a percentage of the residue gas as payment for gathering, treating, compressing and processing the producer’s natural gas.  This type of contract represented approximately 50 percent and 62 percent of gathering and processing net margin for 2009 and 2008, respectively.

•
Fee - ONEOK Partners is paid a fee for the services it provides based on Btus gathered, treated, compressed and/or processed.  This type of contract represented approximately 35 percent and 23 percent of gathering and processing net margin for 2009 and 2008, respectively.

•
Keep-Whole - ONEOK Partners extracts NGLs from unprocessed natural gas and returns to the producer volumes of residue gas containing the same amount of Btus as the unprocessed natural gas that was originally delivered.  This type of contract represented approximately 15 percent of gathering and processing net margin for both 2009 and 2008, with approximately 84 percent and 89 percent of that contracted volume, respectively, containing language that effectively converts these contracts into fee contracts when the gross processing spread is negative.

ONEOK Partners also gathers, treats, fractionates, transports and stores NGLs.  ONEOK Partners’ natural gas liquids gathering pipelines deliver unfractionated NGLs gathered from natural gas processing plants located in Oklahoma, Kansas, Texas and the Rocky Mountain region to fractionators it owns in Oklahoma, Kansas and Texas.  The NGLs are then separated through the fractionation process into the individual NGL products that realize the greater economic value of the NGL components.  The individual NGL products are then stored or distributed to petrochemical manufacturers, heating fuel users, refineries and propane distributors through ONEOK Partners’ FERC-regulated distribution pipelines that move NGL products from Oklahoma and Kansas to the market centers in Conway, Kansas, and Mont Belvieu, Texas, as well as the Midwest markets near Chicago, Illinois.

Revenue for the natural gas liquids business is primarily derived from the following types of services:
•	Exchange services - ONEOK Partners gathers and transports unfractionated NGLs to its fractionators, where they are separated into marketable NGL products and redelivered to a market center for a fee;
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

ONEOK Partners’ revenues from its natural gas pipelines are typically derived from fee services under the following types of contracts:
•
Firm service - Customers can reserve a fixed quantity of pipeline or storage capacity for the terms of their contracts.  Under this type of contract, the customer pays a fixed fee for a specified quantity regardless of their actual usage and is generally guaranteed access to the capacity they reserve; and

•
Interruptible service - Customers with interruptible service transportation and storage agreements may utilize available capacity after firm-service requests are satisfied or on an as available basis.  Under the interruptible service contract, the customer is not guaranteed use of our pipelines and storage facilities unless excess capacity is available.

The main factors that affect ONEOK Partners’ margins are:
•	NGL transportation and fractionation volumes and associated fees;
•	natural gas processing, gathering, transportation and storage volumes and associated fees;
•	weather impacts on demand and operations;
•	the Mid-Continent, Gulf Coast and Rocky Mountain natural gas price, crude oil price and the daily average OPIS price for its products sold;
•	the relative value of ethane to natural gas; and
•	regional and seasonal natural gas and NGL product price differentials.

Market Conditions and Seasonality - Supply - ONEOK Partners’ business is affected by the economy, commodity price volatility and weather.  The strength of the economy has a direct relationship on manufacturing and industrial companies’ demand for natural gas and NGL products.  Volatility in the commodity markets impacts the decisions of ONEOK Partners’ customers related to the output from natural gas wells, storage activity for natural gas and natural gas liquids, and demand for the various NGL products.  In addition, its natural gas liquids pipelines and fractionation facilities are affected by operational or market-driven changes in the output of the gas processing plants to which they are connected.  Natural gas and NGL output from gas processing plants may increase or decrease, affecting the quality of natural gas and volume of NGLs transported through the systems, as a result of the gross processing spread, which is the difference between the relative Btu value of the composite price of NGLs and the Btu value of natural gas, primarily ethane and natural gas.  In addition, volumes delivered through the system may increase or decrease as a result of the relative NGL price between the Mid-Continent and Gulf Coast regions.  Natural gas transportation throughput fluctuates due to rainfall that impacts irrigation demand, warmer temperatures that affect power generation demand and cooler temperatures that affect heating demand.

Natural gas and NGL supply is affected by rig availability, operating capability and producer drilling activity, which is sensitive to commodity prices, exploration success, available capital and regulatory control.  Higher crude oil prices in the second half of 2009 and advances in horizontal drilling and completion technology are having a positive impact on drilling activity in the shale areas, providing an offset to the less favorable supply projections in the non-shale areas.

Additionally, significant factors that can impact the supply of Canadian natural gas transported by ONEOK Partners’ pipelines are the Canadian natural gas available for export, Canadian storage capacity and demand for Canadian natural gas in other U.S. consumer markets.

Demand - Demand for gathering and processing services is typically aligned with the production of natural gas.  ONEOK Partners’ plant operations can be adjusted to respond to market conditions, such as demand for ethane.  By changing operating parameters at certain plants, ONEOK Partners can reduce, to some extent, the amount of ethane and propane recovered if prices or processing margins are unfavorable.

Demand for natural gas pipeline transportation service and natural gas storage is directly related to demand for natural gas in the markets that the natural gas pipelines and storage facilities serve, and is affected by weather, the economy, and natural gas price volatility.  The effect of weather on ONEOK Partners’ natural gas pipelines operations is discussed below under “Seasonality.”  The strength of the economy directly impacts manufacturing and industrial companies that consume natural gas.  Commodity price volatility can influence customers’ decisions related to the usage of natural gas versus alternative fuels and natural gas storage injection and withdrawal activity.

Demand for NGLs and the ability of natural gas processors to successfully and economically sustain their operations impacts the volume of unfractionated NGLs produced by natural gas processing plants, thereby affecting the demand for natural gas liquids gathering, fractionation and distribution services.  Natural gas and propane are subject to weather-related seasonal demand.  Other NGL products are affected by economic conditions and the demand associated with the various industries that utilize the commodity, such as butanes and natural gasoline, which are used by the refining industry as blending stocks for motor fuel, denaturant for ethanol and diluents for crude oil.  Ethane/propane mix, propane, normal butane and natural gasoline are used by the petrochemical industry to produce chemical products, such as plastic, rubber and synthetic fiber.

Commodity Prices - During 2009 and 2008, both crude oil and natural gas prices were volatile, with NYMEX crude oil settlement prices ranging from $33.87 to $79.09 per Bbl in 2009, compared with $49.62 to $134.62 per Bbl in 2008.  NYMEX natural gas settlement prices ranged from $2.84 to $6.14 per MMBtu in 2009, compared with $6.47 to $13.11 per MMBtu in 2008.

Seasonality - Some of ONEOK Partners’ products, such as natural gas and propane used for heating, are subject to seasonality, resulting in more demand during the months of November through March.  As a result, prices of these products are typically higher during that time period.  Demand has also increased for natural gas in the summer periods, as more electric generation is now dependent upon natural gas as a fuel.

Competition - ONEOK Partners’ natural gas and natural gas liquids businesses compete directly with other companies for natural gas and NGL supplies, markets and services.  Competition for natural gas transportation services continues to increase as the FERC and state regulatory bodies continue to encourage more competition in the natural gas markets.  Competition is based primarily on fees for services, quality of services provided, current and forward natural gas and NGL prices and proximity to supply areas and markets.  ONEOK Partners believes that its assets enable it to effectively compete.

ONEOK Partners’ natural gas gathering and processing business competes for natural gas supplies with independent exploration and production companies that have gathering and processing assets, pipeline companies and their affiliated marketing companies, national and local natural gas gatherers and processors, and marketers in the Mid-Continent and Rocky Mountain regions.  ONEOK Partners’ natural gas liquids business competes with other fractionators, storage providers, gatherers and transporters for NGL supplies in the Rocky Mountain, Mid-Continent and Gulf Coast regions.  The factors that typically affect ONEOK Partners’ ability to compete for natural gas and NGL supplies are:
•	fees charged under its contracts;
•	pressures maintained on its gathering systems;
•	location of its assets relative to those of its competitors;
•	location of its assets relative to drilling activity;
•	efficiency and reliability of its operations; and
•	receipt and delivery capabilities that exist in each system, plant, fractionator and storage location.

ONEOK Partners is responding to these industry conditions by making capital investments to access new supplies, increase gathering, fractionation, storage and transportation capacity, increase storage, withdrawal and injection capabilities, improve natural gas processing efficiency and reduce operating costs, evaluating consolidation opportunities to maximize earnings, selling assets in non-core operating areas and renegotiating unprofitable contracts.  The principal goal of the contract renegotiation effort is to eliminate unprofitable contracts and improve margins, primarily during periods when the gross processing spread is negative.

Government Regulation - The FERC has traditionally maintained that a processing plant is not a facility for the transportation or sale for resale of natural gas in interstate commerce and, therefore, is not subject to jurisdiction under the Natural Gas Act.  Although the FERC has made no specific declaration as to the jurisdictional status of ONEOK Partners’ natural gas processing operations or facilities, ONEOK Partners’ natural gas processing plants are primarily involved in removing NGLs and, therefore, ONEOK Partners believes, its natural gas processing plants are exempt from FERC jurisdiction.  The Natural Gas Act also exempts natural gas gathering facilities from the jurisdiction of the FERC.  ONEOK Partners believes its gathering facilities and operations meet the criteria used by the FERC for non-jurisdictional gathering facility status.  However, ONEOK Partners is subject to newly adopted FERC regulations that require it to publicly post certain gas flow information on ONEOK Partners’ Web sites.  Interstate transmission facilities remain subject to FERC jurisdiction.  The FERC has historically distinguished between these two types of facilities, either interstate or intrastate, on a fact-specific basis.  ONEOK Partners transports residue gas from its plants to interstate pipelines in accordance with Section 311(a) of the Natural Gas Policy Act.

Oklahoma, Kansas, Wyoming, Montana and North Dakota also have statutes regulating, in various degrees, the gathering of natural gas in those states.  In each state, regulation is applied on a case-by-case basis if a complaint is filed against the gatherer with the appropriate state regulatory agency.

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

ONEOK Partners’ proprietary natural gas liquids gathering pipelines, fractionation and storage facilities in Oklahoma, Kansas and Texas are not regulated by the FERC or the states’ respective corporation commissions.  ONEOK Partners’ remaining natural gas liquids gathering and distribution pipelines are interstate pipelines regulated by the FERC.  ONEOK Partners transports unfractionated NGLs and NGL products pursuant to filed tariffs.

See further discussion in the “Environmental and Safety Matters” section.

Unconsolidated Affiliates - Our ONEOK Partners segment has the following unconsolidated affiliates:
•
50 percent interest in Northern Border Pipeline, an interstate, FERC-regulated pipeline which transports natural gas from the Montana-Saskatchewan border near Port of Morgan, Montana, to a terminus near North Hayden, Indiana;

•	49 percent ownership interest in Bighorn Gas Gathering, L.L.C., which operates a major coal bed methane gathering system serving a broad production area in northeast Wyoming;
•	37 percent ownership interest in Fort Union Gas Gathering, which gathers coal bed methane gas produced in the Powder River Basin and delivers natural gas into the interstate pipeline grid;

•
35 percent ownership interest in Lost Creek Gathering Company, L.L.C., which gathers natural gas produced from conventional wells in the Wind River Basin of central Wyoming and delivers natural gas into the interstate pipeline grid;

•	10 percent ownership interest in Venice Energy Services Co., LLC, a gas processing complex near Venice, Louisiana;
•
50 percent ownership interest in Chisholm Pipeline Company, which operates an interstate natural gas liquids pipeline system extending approximately 185 miles from origin points in Oklahoma and Kansas;

•	50 percent ownership interest in the Heartland joint venture, which operates a terminal and pipeline systems that transport refined petroleum products in Kansas, Nebraska and Iowa; and
•	48 percent ownership interest in Sycamore Gas System, which is a gathering system with compression located in south central Oklahoma.

See Note P of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of unconsolidated affiliates.

Distribution

Business Strategy - Our Distribution segment focuses on increasing the level of sustainable earnings through safe, reliable, environmentally responsible and legally compliant natural gas distribution operations.

The integrated strategy for our LDCs incorporates:
•	a rates and regulatory strategy that includes fostering positive relationships with regulators and synchronized rate case filings among our LDCs;
•	a focus on the growth of our customer count and rate base through efficient investment in our system, while emphasizing safety and cost control; and
•	providing customer programs designed to reduce volumetric sensitivity and create value for our customers.

Our regulatory strategy incorporates rate features that provide strategies to reduce earnings lag, protect margin and mitigate risks.  These strategies include performance-based rate mechanisms in Oklahoma and capital-recovery mechanisms in Kansas and portions of Texas.  In Texas, we also have cost-of-service adjustments in certain markets served that address investments in rate base and changes in expense.  Margin protection strategies include increased customer fixed charges in all three states, as well as weather normalization mechanisms.  Risk mitigation strategies include fuel-related bad-debt recovery mechanisms in Oklahoma, Kansas and portions of Texas.

Description of Business - Our Distribution segment provides natural gas distribution services to more than two million customers in Oklahoma, Kansas and Texas through Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, respectively, each a division of ONEOK.  We serve residential, commercial, industrial and transportation customers in all three states.  In addition, our distribution companies in Oklahoma and Kansas serve wholesale customers.

Our operating results are primarily affected by the number of customers, usage and the ability to collect delivery rates that provide a reasonable rate of return on our investment and recovery of our cost of service.  Natural gas costs are passed through to our customers based on the actual cost of gas purchased by the respective distribution companies and related expenses.  Substantial fluctuations in natural gas sales can occur from year to year without materially or adversely impacting our net margin, since the fluctuations in natural gas costs affect natural gas sales and cost of gas by an equivalent amount.  Higher natural gas costs may cause customers to conserve or, in the case of industrial customers, to use alternative energy sources.  Higher natural gas costs may also adversely impact our accounts receivable collections, resulting in higher bad-debt expense.  Recovery of the fuel-related portion of bad debts is allowed in all three states.

The rate structure for Oklahoma Natural Gas includes two service rate options for residential gas sales customers.  Customers with usage greater than 50 dekatherms per month pay a fixed monthly service charge with no volumetric delivery fee, while customers with usage less than 50 dekatherms per month pay a lower monthly service charge coupled with a per dekatherm delivery charge.

Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service distribute natural gas as public utilities to approximately 87 percent, 70 percent and 13 percent of the distribution markets for Oklahoma, Kansas and Texas, respectively.  Natural gas sold to residential and commercial customers accounts for approximately 80 and 19 percent of natural gas sales, respectively, in Oklahoma; 76 and 19 percent of natural gas sales, respectively, in Kansas; and 69 and 23 percent of natural gas sales, respectively, in Texas.

Market Conditions and Seasonality - Supply - Our Distribution segment purchased 169 Bcf and 182 Bcf of natural gas supply in 2009 and 2008, respectively.  Our gas supply portfolio consists of long-term, seasonal and short-term contracts from a diverse group of suppliers.  These contracts are awarded through competitive bid processes to ensure reliable and competitively priced gas supply.  Our Distribution segment’s natural gas supply is purchased from a combination of direct wellhead production, natural gas processing plants, natural gas marketers and production companies.

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

We do not anticipate problems with securing natural gas supply to satisfy customer demand.  However, if supply shortages occur, each of our LDCs has curtailment tariff provisions in place that provide for: (i) reducing or discontinuing gas service to large industrial users; and (ii) requesting that residential and commercial customers reduce their gas requirements to an amount essential for public health and safety.  In addition, during times of critical supply problems, curtailments of deliveries to customers with firm contracts may be made in accordance with guidelines established by appropriate federal, state and local regulatory agencies.

Natural gas supply requirements are affected by changes in the natural gas consumption pattern of our customers that are driven by factors other than weather.  Economic conditions impact usage of commercial and industrial customers.  Natural gas usage per residential customer may decline as customers change their consumption patterns in response to: (i) more volatile and higher natural gas prices, as discussed above; (ii) customers’ improving the energy efficiency of existing homes by replacing doors and windows and adding insulation, along with retrofitting natural gas appliances with more efficient appliances; (iii) more energy-efficient construction; and (iv) fuel switching.  In each jurisdiction in which we operate, changes in customer usage profiles have been reflected in recent rate case proceedings where rates have been adjusted to reflect current customer usage.

In December 2007, Oklahoma Natural Gas was authorized by the OCC to implement a natural gas hedging program as a three-year pilot program, with up to $10 million per year in hedge costs to be recovered from customers.  Kansas Gas Service has a natural gas hedging program in place, which was approved as a permanent program by the KCC in 2005 and is subject to annual KCC review.  The program is designed to reduce volatility in the natural gas price paid by consumers.  The costs of this program are borne by the Kansas Gas Service customers.  Texas Gas Service also has a natural gas hedging program for certain of its jurisdictions.

In managing our gas supply portfolios, we partially mitigate gas price volatility using a combination of financial derivatives and the triggering of forward prices on certain gas supply contracts.  Our Distribution segment does not utilize financial derivatives for speculative purposes nor does it have trading operations.  In addition, we utilized 34.3 Bcf of contracted storage capacity in 2009, which allows gas to be purchased during the off-peak season and stored for use in the winter periods.

Demand - See discussion below under “Seasonality” and “Competition” for factors affecting demand.

Seasonality - Natural gas sales to residential and commercial customers are seasonal, as a substantial portion of their natural gas is used for heating.  Accordingly, the volume of natural gas sales is normally higher during the months of November through March than in other months of the year.  The impact on margins resulting from weather that is above or below normal is substantially offset through weather normalization adjustments (WNA), which are now approved by the regulatory authorities for all of our Oklahoma and Kansas service territories.  WNA allows us to increase customer billing to offset lower gas usage when weather is warmer than normal and decrease customer billing to offset higher gas usage when weather is colder than normal.  In 2009, approximately 94 percent of Texas Gas Service’s margins were protected from abnormal weather due to a higher customer charge and/or WNA clauses.

Competition - We can face competition based on customers’ preference for natural gas compared with other energy products, and the comparative prices of those products.  The most significant product competition occurs between natural gas and electricity in the residential and small commercial markets.  We compete for heating, cooking and other general energy needs.  Customers and builders typically make the decision on the type of equipment to install at initial installation and use the chosen energy source for the life of the equipment.  The markets in our service territories have become increasingly competitive.  Changes in the competitive position of natural gas relative to electricity and other energy products have the potential of causing a decline in consumption or in the number of future natural gas customers.

However, recent studies have demonstrated that assessing energy efficiency in terms of full-cycle analysis highlights the high overall efficiency of natural gas as a preferred fuel in residential and commercial uses, compared with electricity.  These studies may have a positive impact on the promotion of natural gas for these primary uses as national energy and environmental policies and standards are reshaped.

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

Oklahoma Natural Gas has settled all known claims arising out of long-term gas supply contracts containing “take-or-pay” provisions that require us to pay for volumes of natural gas contracted for but not taken.  The OCC has previously authorized recovery of the accumulated settlement costs over a 20-year period expiring in 2014 of approximately $7.0 million annually, through a combination of a surcharge from customers, revenue from transportation under Section 311(a) of the Natural Gas Policy Act and other intrastate transportation revenues.

See further discussion in the “Environmental and Safety Matters” section.

Energy Services

Business Strategy - Our Energy Services segment utilizes our network of contracted gas supply and contracted transportation and storage assets to provide premium services to our customers.  The asset positions afford us the flexibility to develop innovative, customer-specific demand delivery services for those we serve, at a competitive cost.  With these services and a focus on customer relationships, we expect to attract new customers and retain existing customers that generate recurring margins.

We follow a strategy of optimizing our storage and cross-regional transportation capacity through the application of market knowledge and effective risk management.  We maximize value by actively hedging the risks associated with seasonal and locational price differentials that are inherent to storage and transportation contracts.  At the same time, we capitalize on opportunities created by market volatility, weather-related events, supply-demand imbalances and market inefficiencies, which allow us to capture additional margin.  Using market information, we manage these asset-based positions and seek to provide incremental margin in our trading portfolio.

Through our wholesale marketing and risk management capabilities, we are a full-service provider in our retail operations.  We offer a broad range of products and are expanding our markets.  We manage the commodity price and volumetric risk in these operations through a variety of risk management and hedging activities.

It is our intention to minimize the mark-to-market earnings impact that our forward hedges have on current period earnings. When possible, we implement effective hedging strategies using derivative instruments that qualify as hedges for accounting purposes.

Our Energy Services segment requires working capital to purchase natural gas inventory, to reserve transportation and storage capacity and to meet cash collateral requirements associated with our risk management activities.  Our inventory purchases and hedging strategies are implemented with consideration given to ONEOK’s overall working capital requirements and liquidity.  Restrictions on our access to working capital may impact our inventory purchases and risk management activities, which could impact our results.

Description of Business - Our Energy Services segment’s primary focus is to create value for our customers by delivering physical natural gas products and risk management services through our network of contracted transportation and storage capacity and natural gas supply.  This contracted storage and transportation capacity connects the major supply and demand centers throughout the United States and into Canada.  Our customers are primarily LDCs, electric utilities and industrial end users.  Our customers’ natural gas needs vary with seasonal changes in weather and are therefore somewhat unpredictable.

To ensure natural gas is available when our customers need it, we offer premium services and products that satisfy our customers’ swing and peaking natural gas commodity requirements on a year-round basis.  We also provide no-notice service, weather-related protection and other custom solutions based on our customers’ specific needs.  Our storage and transportation capacity not only enables us to provide these services, but also during periods when customers do need these services, it also provides us opportunities to optimize our contracted assets through the application of market knowledge and risk management skills.

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

We utilize our experience to optimize the value of our contracted assets, and we use our risk management and marketing capabilities to both manage risk and generate additional margins.  We apply a combination of cash flow and fair value hedge accounting when implementing hedging strategies that take advantage of favorable market conditions.  See Note D of the Notes to Consolidated Financial Statements in this Annual Report for additional information.  Additionally, certain non-trading transactions, which are economic hedges of our accrual transactions, such as our storage and transportation contracts, will not qualify for hedge accounting treatment.  These economic hedges receive mark-to-market accounting treatment, as they are derivative contracts and are not designated as part of a hedge relationship.  As a result, the underlying risk being hedged receives accrual accounting treatment, while we use mark-to-market accounting treatment for the economic hedges.  We cannot predict the earnings fluctuations from mark-to-market accounting, and the impact on earnings could be material.

Our working capital requirements related to our inventory in storage were as high as $684.8 million during 2009 but had decreased to $264.0 million by December 31, 2009.  In addition, our use of financial derivatives can result in the need for increased working capital due to margin requirements.  During 2009, our margin requirements with counterparties ranged from zero to $107.7 million.

Our Energy Services segment conducts business with our ONEOK Partners and our Distribution segments.  These services are provided under agreements with market-based terms.  Additionally, business with our Distribution segment is awarded through a competitive bidding process.

Market Conditions and Seasonality - Supply - Our Energy Services segment maintains a gas supply portfolio consisting of various term-length contracted supply in all of the major producing regions, including the Rocky Mountain, Mid-Continent and Gulf Coast.  During periods of high natural gas demand, we utilize storage capacity to supplement natural gas supply volumes to meet our peak day demand obligations or market needs.

Demand - Demand under our swing and peaking natural gas requirements contracts in our wholesale operation is usually driven by the extent to which temperatures vary from normal levels.  A significant portion of this business is contracted during the winter period of November through March.  Our retail business’ demand for natural gas is primarily driven by industrial process requirements and the use of residential heating and is significantly impacted by temperature variations.

Seasonality - Due to the seasonality of natural gas consumption, storage withdrawals and demand for our products and services, earnings are normally higher during the winter months than the summer months.  Natural gas sales volumes are typically higher in the winter heating months than in the summer months, reflecting increased demand due to greater heating requirements and, typically, higher natural gas prices.  During periods of high natural gas demand, we utilize storage capacity to supplement natural gas supply volumes to meet our premium product and service obligations or market needs.

Competition - Market conditions continue to affect credit and liquidity, as there are fewer counterparties with which we conduct business, compared with last year, when several counterparties exited this business or scaled back their operations.  In response to a competitive marketing environment, our strategy is to concentrate our efforts on providing reliable service during peak demand periods and capturing opportunities created by short-term pricing volatility.  We can effectively compete in the market by utilizing our contracted storage and transportation assets.  We continue to focus on building and strengthening supplier and customer relationships to execute our strategy and increase our market presence.

Government Regulation - Our Energy Services segment purchases natural gas for resale at negotiated rates in interstate commerce.  As such, it has automatically been granted by FERC a blanket certificate of public convenience and necessity authorizing such sales.  This is a limited certificate that does not subject Energy Services to any other regulation of FERC under its Natural Gas Act jurisdiction.  Holders of blanket marketing certificates are subject to certain reporting and document retention requirements, and Energy Services is in compliance with such requirements.

It is unclear how Congress and the current Administration’s efforts to improve market transparency and stabilize the over-the-counter (OTC) derivative markets will impact our ability to access OTC energy derivatives products and markets, which are critical to our business.  We currently use the OTC markets to manage business risks including fluctuating currency rates, and commodity prices and for the hedging of inventory and capacity contracts.  Most of the current proposals before Congress contain exemptions for these activities that would limit the impact on our operations.  Additional matters associated with this action that are not yet defined include the potential for increased capital requirements and a reduction in the overall liquidity of the markets.  We anticipate that there will also be an administrative burden of new reporting and record keeping that will be required by one or more of the federal agencies providing market oversight.

Other

Through ONEOK Leasing Company and ONEOK Parking Company, L.L.C., we own a parking garage and an office building (ONEOK Plaza) in downtown Tulsa, Oklahoma, where our headquarters are located.  ONEOK Leasing Company leases excess office space to others and operates our headquarters office building.  ONEOK Parking Company, L.L.C. owns and operates a parking garage adjacent to our headquarters.

ENVIRONMENTAL AND SAFETY MATTERS

Additional information about our environmental matters is included in Note L of the Notes to Consolidated Financial Statements in this Annual Report.

Pipeline Safety - We are subject to United States Department of Transportation regulations, including integrity management regulations.  The Pipeline Safety Improvement Act of 2002 requires pipeline companies to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high consequence areas.  We are in compliance with all material requirements associated with the various pipeline safety regulations.  We cannot provide assurance that existing pipeline safety regulations will not be revised or interpreted in a different manner or that new regulations will not be adopted that could result in increased compliance costs or additional operating restrictions.

Air and Water Emissions - The Clean Air Act, the Clean Water Act and analogous state laws impose restrictions and controls regarding the discharge of pollutants into the air and water in the United States.  Under the Clean Air Act, a federally enforceable operating permit is required for sources of significant air emissions.  We may be required to incur certain capital expenditures for air pollution-control equipment in connection with obtaining or maintaining permits and approvals for sources of air emissions.  The Clean Water Act imposes substantial potential liability for the removal of pollutants discharged to waters of the United States and remediation of waters affected by such discharge.  We are in compliance with all material requirements associated with the various air and water quality regulations.

The United States Congress is actively considering legislation to reduce greenhouse gas emissions, including carbon dioxide and methane.  In addition, other federal, state and regional initiatives to regulate greenhouse gas emissions are under way.  We are monitoring federal and state legislation to assess the potential impact on our operations.  We estimate our direct greenhouse gas emissions annually as we collect all applicable greenhouse gas emission data for the previous year.  Our most recent estimate for ONEOK and ONEOK Partners indicates that our emissions are less than 5 million metric tons of carbon dioxide equivalents on an annual basis.  We expect to complete our annual estimate for 2009 during the second quarter of 2010 and will post the information on our Web site when available.  We will continue efforts to improve our ability to quantify our direct greenhouse gas emissions and will report such emissions as required by the EPA’s Mandatory Greenhouse Gas Reporting rule released in September 2009.  The rule requires greenhouse gas emissions reporting for affected facilities on an annual basis, beginning with our 2010 emissions report that will be due in March 2011 and will require us to track the emission equivalents for the gas delivered by us to our distribution customers and emission equivalents for all NGLs delivered to customers of ONEOK Partners.  At this time, no legislation or other rules have been enacted as to what costs, fees or expenses will be associated with any of these emissions.  In addition, the EPA has issued a proposed rule on air-quality standards, “National Emission Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines,” also known as RICE NESHAP, scheduled to be adopted in early 2013.  The proposed rule will require capital expenditures over the next three years for the purchase and installation of new emissions-control equipment.  We do not expect these expenditures to have a material impact on our results of operations, financial position or cash flows.

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

Chemical Site Security - The United States Department of Homeland Security (Homeland Security) released an interim rule in April 2007 that requires companies to provide reports on sites where certain chemicals, including many hydrocarbon products, are stored.  We completed the Homeland Security assessments, and our facilities were subsequently assigned, on a preliminary basis, one of four risk-based tiers ranging from high (Tier 1) to low (Tier 4) risk, or not tiered at all due to low risk.  One of our facilities has been given a Tier 4 rating, and four of our facilities have been given a preliminary Tier 4 rating.  We are currently waiting for Homeland Security’s analysis to determine if any of our other facilities will be tiered and require Site Security Plans and possible physical security enhancements.

Pipeline Security - Homeland Security’s Transportation Security Administration, along with the United States Department of Transportation have completed a review and inspection of our “critical facilities” and identified no material security issues.

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

Currently, certain subsidiaries of ONEOK Partners participate in the Processing and Transmission sectors, and LDCs in our Distribution segment participate in the Distribution sector of the EPA’s Natural Gas STAR Program to voluntarily reduce methane emissions.  A subsidiary in our ONEOK Partners’ segment was honored in 2008 as the “Natural Gas STAR Gathering and Processing Partner of the Year” for its efforts to positively address environmental issues through voluntary implementation of emission-reduction opportunities.  In addition, we continue to focus on maintaining low rates of lost-and-unaccounted-for methane gas through expanded implementation of best practices to limit the release of methane during pipeline and facility maintenance and operations.  Our most recent calculation of our annual lost-and-unaccounted-for natural gas, for all of our business operations, is less than 1 percent of total throughput.  We expect to complete our annual estimate for 2009 during the second quarter of 2010 and will post the information on our Web site when available.

EMPLOYEES

We employed 4,758 people at January 31, 2010, including 681 people employed by Kansas Gas Service, who are subject to collective bargaining contracts.  The following table sets forth our contracts with collective bargaining units at January 31, 2010:

Union	Employees	Contract Expires
The United Steelworkers	369	October 27, 2011
International Union of Operating Engineers	11	October 27, 2011
International Brotherhood of Electrical Workers	301	June 30, 2010

EXECUTIVE OFFICERS

All executive officers are typically elected at the annual meeting of our Board of Directors, and each serves until such person resigns, is removed or is otherwise disqualified to serve, or until such officer’s successor is duly elected.  Our executive officers listed below include the officers who have been designated by our Board of Directors as our Section 16 executive officers.

Name and Position	Age	Business Experience in Past Five Years
John W. Gibson	57	2010	President and Chief Executive Officer
President, Chief Executive Officer		2007 to 2009	Chief Executive Officer
and Member of Board of Directors		2006 to present	Member of the Board of Directors
		2010	Chairman, President and Chief Executive Officer, ONEOK Partners, L.P.
		2007 to 2009	Chairman and Chief Executive Officer, ONEOK Partners, L.P.
		2006	President and Chief Operating Officer, ONEOK Partners, L.P.
		2005 to 2006	President, ONEOK Energy Companies
		2000 to 2005	President, Energy

John R. Barker	62	2004 to present	Senior Vice President, General Counsel and Assistant Secretary
Senior Vice President,
General Counsel and
Assistant Secretary

Curtis L. Dinan	42	2007 to present	Senior Vice President, Chief Financial Officer and Treasurer
Senior Vice President,		2004 to 2006	Senior Vice President and Chief Accounting Officer
Chief Financial Officer and Treasurer

Caron A. Lawhorn	48	2009 to present	Senior Vice President - Corporate Planning and Development
Senior Vice President,		2007 to 2009	Senior Vice President and Chief Accounting Officer
Corporate Planning and Development		2005 to 2006	Senior Vice President, Financial Services and Treasurer
		2004 to 2005	Vice President and Controller

Terry K. Spencer	50	2009 to present	Chief Operating Officer, ONEOK Partners, L.P.
Chief Operating Officer,		2007 to 2009	Executive Vice President - Natural Gas Liquids
ONEOK Partners, L.P.		2006	President - Natural Gas Liquids
		2005	Senior Vice President - Natural Gas Liquids

Robert F. Martinovich	52	2009 to present	Chief Operating Officer
Chief Operating Officer		2007 to 2009	President - Gathering and Processing
		2006 to 2007	Group Vice President, EHS, Operations & Technical Services, DCP Midstream LLC
		2002 to 2006	Senior Vice President, Northern Division (Mid-Continent and Rockies), DCP
Midstream LLC

Derek S. Reiners	38	2009 to present	Senior Vice President and Chief Accounting Officer
Senior Vice President and		2004 to 2009	Partner, Grant Thornton LLP
Chief Accounting Officer

No family relationships exist between any of the executive officers, nor is there any arrangement or understanding between any executive officer and any other person pursuant to which the officer was selected.

INFORMATION AVAILABLE ON OUR WEB SITE

We make available on our Web site (www.oneok.com) copies of our Annual Reports, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.  Copies of our Code of Business Conduct, Corporate Governance Guidelines and Director Independence Guidelines are also available on our Web site, and we will provide copies of these documents upon request.  Our Web site and any contents thereof are not incorporated by reference into this report.

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

ITEM 1A.                      RISK FACTORS

Our investors should consider the following risks that could affect us and our business.  Although we have tried to discuss key factors, our investors need to be aware that other risks may prove to be important in the future.  New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our financial performance.  Investors should carefully consider the following discussion of risks and the other information included or incorporated by reference in this Annual Report, including “Forward-Looking Statements,” which are included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.

RISK FACTORS INHERENT IN OUR BUSINESS

Market volatility and capital availability could adversely affect our business.

The capital and credit markets have been experiencing volatility and disruption.  During the fourth quarter of 2008 and continuing into 2009, the volatility and disruption reached unprecedented levels.  In many cases, the capital markets have exerted downward pressure on equity values and reduced the credit capacity for certain companies.  Our ability to grow could be constrained if we do not have regular access to the capital and credit markets.  If similar or more severe levels of market disruption and volatility return, our access to capital and credit markets could be disrupted, making growth through acquisitions and development projects difficult or impractical to pursue until such time as markets stabilize.

Our operating results may be materially adversely affected by unfavorable economic and market conditions.

Economic conditions worldwide have from time to time contributed to slowdowns in the oil and gas industry, as well as in the specific segments and markets in which we operate, resulting in reduced demand and increased price competition for our products and services.  Our operating results in one or more geographic regions may also be affected by uncertain or changing economic conditions within that region.  Volatility in commodity prices may have an impact on many of our customers, which, in turn, could have a negative impact on their ability to meet their obligations to us.  If global economic and market conditions (including volatility in commodity markets), or economic conditions in the United States or other key markets, remain uncertain or persist, spread or deteriorate further, we may experience material impacts on our business, financial condition, results of operations, and liquidity.

Uncertainty in the capital markets may increase the cost of debt and equity capital, which may have a material adverse effect on our results of operations and business.

In 2008 and continuing into 2009, economic conditions in the United States experienced a downturn, primarily due to the sub-prime lending crisis, volatile energy prices, inflation concerns, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, and increased unemployment.  These conditions had an adverse impact on the credit markets.  Although some of these conditions have improved in 2009 and 2010, continued uncertainty about market conditions may have an adverse effect on us resulting from, but not limited to, difficulty in obtaining financing necessary to expand facilities or acquire assets, increased financing cost and increasingly restrictive covenants.

Our cash flow depends heavily on the earnings and distributions of ONEOK Partners.

Our partnership interest in ONEOK Partners is one of our largest cash-generating assets.  Therefore, our cash flow is heavily dependent upon the ability of ONEOK Partners to make distributions to its partners.  A significant decline in ONEOK Partners’ earnings and/or cash distributions would have a corresponding negative impact on us.  For information on the risk factors inherent in the business of ONEOK Partners, see the section below entitled “Risk Factors Related to ONEOK Partners’ Business” and Item 1A. Risk Factors in the ONEOK Partners Annual Report.

Some of our nonregulated businesses have a higher level of risk than our regulated businesses.

Some of our nonregulated operations, which includes ONEOK Partners’ gathering and processing business, most of its natural gas liquids business, and our energy services business, have a higher level of risk than our regulated operations, which include our distribution and ONEOK Partners’ natural gas pipelines business and a portion of its natural gas liquids business.  We and ONEOK Partners expect to continue investing in natural gas and natural gas liquids projects and other related projects, some or all of which may involve nonregulated businesses or assets.  These projects could involve risks associated with operational factors, such as competition and dependence on certain suppliers and customers, and financial, economic and political factors, such as rapid and significant changes in commodity prices, the cost and availability of capital and counterparty risk, including the inability of a counterparty, customer or supplier to fulfill a contractual obligation.

Our LDCs have recorded certain assets that may not be recoverable from our customers.

Accounting principles that govern our LDCs permit certain assets that result from the regulatory process to be recorded on our balance sheet that could not be recorded under GAAP for nonregulated entities.  We consider factors such as rate orders from regulators, previous rate orders for substantially similar costs, written approval from the regulators and analysis of recoverability from internal and external legal counsel to determine the probability of future recovery of these assets.  If we determine future recovery is no longer probable, we would be required to write off the regulatory assets at that time.

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

We are exposed to market and credit risks in all of our operations.  To minimize the risk of commodity price fluctuations, we periodically enter into derivative transactions to hedge anticipated purchases and sales of natural gas, NGLs, crude oil, fuel requirements and firm transportation commitments.  Interest-rate swaps are also used to manage interest-rate risk.  Currency forward contracts are used to mitigate unexpected changes that may occur in anticipated revenue streams of our Canadian natural gas sales and purchases driven by currency rate fluctuations.  However, financial derivative instrument contracts do not eliminate the risks.  Specifically, such risks include commodity price changes, market supply shortages, interest rate changes and counterparty default.  The impact of these variables could result in our inability to fulfill contractual obligations, significantly higher energy or fuel costs relative to corresponding sales contracts, or increased interest expense.

We are subject to the risk of loss resulting from nonpayment and/or nonperformance by customers of our Energy Services segment.  The customers of our Energy Services segment are predominantly LDCs, industrial customers, natural gas producers and marketers that may experience deterioration of their financial condition as a result of changing market conditions or financial difficulties that could impact their creditworthiness or ability to pay for our services.  Although we attempt to obtain adequate security for these risks, if we fail to adequately assess the creditworthiness of existing or future customers, unanticipated deterioration in their creditworthiness and any resulting nonpayment and/or nonperformance could adversely impact results of operations for our Energy Services segment.  In addition, if any of our Energy Services segment’s customers filed for bankruptcy protection, we may not be able to recover amounts owed, which could materially negatively impact the results of operations for our Energy Services segment.

Increased competition could have a significant adverse financial impact on us.

The natural gas and natural gas liquids industries are expected to remain highly competitive.  The demand for natural gas and NGLs is primarily a function of commodity prices, including prices for alternative energy sources, customer usage rates, weather, economic conditions and service costs.  Our ability to compete also depends on a number of other factors, including competition from other pipelines for our existing load, the efficiency, quality and reliability of the services we provide, and competition for throughput for our gathering systems, pipelines, processing plants, fractionators and storage facilities.

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

Acquisitions that appear to be accretive may nevertheless reduce our cash from operations on a per share basis.

Any acquisition involves potential risks that may include, among other things:
•	mistaken assumptions about volumes, revenues and costs, including potential synergies;
•	an inability to successfully integrate the businesses we acquire;
•	decrease in our liquidity as a result of our using a significant portion of our available cash or borrowing capacity to finance the acquisition;
•	a significant increase in our interest expense or financial leverage if we incur additional debt to finance the acquisition;
•	the assumption of unknown liabilities for which we are not indemnified or for which our indemnity is inadequate;
•	an inability to hire, train or retain qualified personnel to manage and operate the acquired business and assets;
•	limitations on rights to indemnity from the seller;
•	mistaken assumptions about the overall costs of equity or debt;
•	the diversion of management’s and employees’ attention from other business concerns;
•	unforeseen difficulties operating in new product areas or new geographic areas;
•	increased regulatory burdens;
•	customer or key employee losses at an acquired business; and
•	increased regulatory requirements.

If we consummate any future acquisitions, our capitalization and results of operations may change significantly, and investors will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of our resources to future acquisitions.

Any reduction in our credit ratings could materially and adversely affect our business, financial condition, liquidity and results of operations.

Our long-term senior unsecured debt has been assigned an investment-grade rating by S&P of “BBB” (Stable) and Moody’s of “Baa2” (Stable).  However, we cannot provide assurance that any of our current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant.  Specifically, if S&P or Moody’s were to downgrade our long-term rating, particularly below investment grade, our borrowing costs would increase, which would adversely affect our financial results, and our potential pool of investors and funding sources could decrease.  If S&P or Moody’s were to downgrade the long-term ratings of ONEOK Partners below investment grade, ONEOK Partners would, under certain circumstances, be required to offer to repurchase certain of its senior notes.  Further, if our short-term ratings were to fall below A-2 (capacity to meet its financial commitment on the obligation is satisfactory) or P-2 (strong ability to repay short-term debt obligations), the current ratings assigned by S&P and Moody’s, respectively, it could significantly limit our access to the commercial paper market.  Any such downgrade of our long- or short-term ratings could significantly increase our cost of capital and reduce the availability of capital and, thus, have a material adverse effect on our business, financial condition, liquidity and results of operations.  Ratings from credit agencies are not recommendations to buy, sell or hold our securities.  Each rating should be evaluated independently of any other rating.

A downgrade in our credit ratings below investment grade would negatively affect the operations of our Energy Services segment.  If our credit ratings fall below investment grade, ratings triggers and/or adequate assurance clauses in many of our financial and wholesale physical contracts would be in effect.  A ratings trigger or adequate assurance clause gives a counterparty the right to suspend or terminate the agreement unless margin thresholds are met.  Margin requirements related to the trading activities of our Energy Services segment may also increase as a result of market volatility without regard to our credit rating.  The additional increase in capital required to support our Energy Services segment would materially negatively impact our ability to compete, as well as our ability to actively manage the risk associated with existing storage and transportation contracts.

Employees within our marketing and trading operations may violate our risk management policies.

We have developed and implemented a comprehensive set of policies and procedures that involve both our senior management and the Audit Committee of our Board of Directors to assist us in managing risks associated with, among other things, the trading activities of our Energy Services segment.  However, if our employees fail to adhere to these mandatory policies and procedures, we may be exposed to greater risk than we had anticipated.

Our indebtedness could impair our financial condition and our ability to fulfill our other obligations.

As of December 31, 2009, we had total indebtedness for borrowed money of approximately $1.9 billion, which excludes the debt of ONEOK Partners.  Our indebtedness could have significant consequences.  For example, it could:
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
•
require us to dedicate a substantial portion of our cash flow from operations to debt-service payments, reducing the availability of cash for working capital, capital expenditures, acquisitions, or general corporate purposes;

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

Our revolving debt agreements with banks contain provisions that restrict our ability to finance future operations or capital needs or to expand or pursue our business activities.  For example, certain of these agreements contain provisions that, among other things, limit our ability to make loans or investments, make material changes to the nature of our business, merge, consolidate or engage in asset sales, grant liens, or make negative pledges.  Certain agreements also require us to maintain certain financial ratios, which limit the amount of additional indebtedness we can incur, as described in the “Liquidity and Capital Resources” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.  These restrictions could result in higher costs of borrowing and impair our ability to generate additional cash.  Future financing agreements we may enter into may contain similar or more restrictive covenants.

If we are unable to meet our debt-service obligations, we could be forced to restructure or refinance our indebtedness, seek additional equity capital or sell assets.  We may be unable to obtain financing or sell assets on satisfactory terms, or at all.

We are subject to comprehensive energy regulation by governmental agencies, and the recovery of our costs is dependent on regulatory action.

We are subject to comprehensive regulation by several federal, state and municipal utility regulatory agencies, which significantly influences our operating environment and our ability to recover our costs from utility customers.  The utility regulatory authorities in Oklahoma, Kansas and Texas regulate many aspects of our utility operations, including customer service and the rates that we can charge customers.  Federal, state and local agencies also have jurisdiction over many of our other activities, including regulation by the FERC of our storage and interstate pipeline assets.  The profitability of our regulated operations is dependent on our ability to pass costs related to providing energy and other commodities through to our customers by filing synchronized rate cases.  The regulatory environment applicable to our regulated businesses could impair our ability to recover costs historically absorbed by our customers.

We are unable to predict the impact that the future regulatory activities of these agencies will have on our operating results.  Changes in regulations or the imposition of additional regulations could have an adverse impact on our business, financial condition and results of operations.  Further, the results of our LDCs’ operations could be negatively impacted if the cost recovery mechanisms authorized by our rate cases do not function as anticipated.

Additionally, the regulatory authorities of each state in which we operate allow LDC’s to obtain weather protection.  If the weather protection clause is disallowed, it would affect our business.

The volatility of natural gas prices may negatively impact LDC customers’ perception of natural gas.

Natural gas costs are passed through to the customers of our LDCs based on the actual cost of the natural gas purchased by the particular LDC.  Substantial fluctuations in natural gas prices can occur from year to year.  Sustained periods of high natural gas prices or of pronounced natural gas price volatility may negatively impact our LDC customers’ perception of natural gas, which could lead to customers selecting other energy alternatives, such as electricity, and to difficulties in the rate-making process.  Additionally, high natural gas prices may cause customers to conserve more and may also adversely impact our accounts receivable collections, resulting in higher bad-debt expense.

Our business is subject to increased regulatory oversight and potential penalties.

The natural gas industry historically has been heavily regulated; therefore, there is no assurance that a more stringent regulatory approach will not be pursued by the FERC and the United States Congress, especially in light of previous market power abuse by certain companies engaged in interstate commerce.  In response to this issue, the United States Congress, in the Energy Policy Act of 2005 (EPACT), developed requirements intended to ensure that the energy market is not impacted by the exercise of market power or manipulative conduct.  The FERC then adopted the Market Manipulation Rules to implement the authority granted under EPACT.  These rules are intended to prohibit fraud and manipulation and are subject to broad interpretation.  EPACT also gave the FERC increased penalty authority for violations of these rules, as well as other FERC rules.

Demand for services of our Distribution and Energy Services segments and for certain of ONEOK Partners’ products is highly weather sensitive and seasonal.

The demand for natural gas and for certain of ONEOK Partners’ products, such as propane, is weather sensitive and seasonal, with a significant portion of revenues derived from sales to retail markets for heating during the winter months.  Weather conditions directly influence the volume of, among other things, natural gas and propane delivered to customers.  Deviations in weather from normal levels and the seasonal nature of certain of our segments’ business can create large variations in earnings and short-term cash requirements.

Proposed KCC “ring-fencing” regulations may have a significant impact on our natural gas distribution business in Kansas.

The KCC is considering new regulations, commonly known as “ring-fencing,” that would require us to operate our Kansas Gas Service division in a separate, financially independent entity.  This new entity would not be permitted to rely upon the overall credit of ONEOK to obtain financing for its operations, potentially increasing the cost of its financing.  In addition, this new entity may be required to register with the SEC as a reporting entity, repurchase and reissue public debt (including the payment of prepayment premiums), and negotiate separate credit facilities, all at substantial cost.  If these additional costs, along with the other costs and expenses associated with the reorganization, are not recoverable from Kansas Gas Service customers, it would lower the earnings of our Distribution segment.  Adoption by the KCC of certain of these proposed regulations may require prior authorization from the Kansas legislature.

We are subject to environmental regulations that could be difficult and costly to comply with.

We are subject to multiple environmental laws and regulations affecting many aspects of present and future operations, including air emissions, water quality, wastewater discharges, solid and hazardous wastes and hazardous material and substance management.  These laws and regulations generally require us to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals.  Failure to comply with these laws, regulations, permits and licenses may expose us to fines, penalties and/or interruptions in our operations that could be material to the results of operations.  If a leak or spill of hazardous substance occurs from our lines or facilities in the process of transporting natural gas or NGLs or at any facility that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including investigation and clean-up costs, which could materially affect our results of operations and cash flows.  In addition, emission controls required under the federal Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities.  In addition, the EPA has issued a proposed rule on air-quality standards, “National Emission Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines,” also known as RICE NESHAP, scheduled to be adopted in early 2013.  The proposed rule will require capital expenditures over the next three years for the purchase and installation of new emissions-control equipment.  We do not expect these expenditures to have a material impact on our results of operations, financial position or cash flows.  We cannot assure that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us.  Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from customers, could have a material adverse effect on our business, financial condition and results of operations.  For further discussion on this topic, see Note L of the Notes to Consolidated Financial Statements in this Annual Report.

We are subject to risks that could limit our access to capital, thereby increasing our costs and adversely affecting our results of operations.

We have grown rapidly in the last several years as a result of acquisitions.  Further acquisitions may require additional capital.  If we are not able to access capital at competitive rates, our strategy of enhancing the earnings potential of our existing assets, including through acquisitions of complementary assets or businesses, will be adversely affected.  A number of factors could adversely affect our ability to access capital, including: (i) general economic conditions; (ii) capital market conditions; (iii) market prices for natural gas, NGLs and other hydrocarbons; (iv) the overall health of the energy and related industries; (v) our ability to maintain our investment-grade credit ratings; and (vi) our capital structure.  Much of our business is capital intensive, and achievement of our long-term growth targets is dependent, at least in part, upon our ability to access capital at rates and on terms we determine to be attractive.  If our ability to access capital becomes significantly constrained, our interest costs will likely increase and our financial condition and future results of operations could be significantly harmed.

Energy efficiency and technological advances may affect the demand for natural gas and adversely affect our operating results.

The national trend toward increased conservation and technological advances, including installation of improved insulation and the development of more efficient furnaces and other heating devices, may decrease the demand for natural gas by residential customers.  More strict conservation measures in the future or technological advances in heating, conservation, energy generation or other devices could adversely affect our operations.

The cost of providing pension and postretirement health care benefits to eligible employees and qualified retirees is subject to changes in pension fund values and changing demographics and may increase.

We have a defined benefit pension plan for certain employees and postretirement welfare plans that provide postretirement medical and life insurance benefits to certain employees who retire with at least five years of service.  The cost of providing these benefits to eligible current and former employees is subject to changes in the market value of our pension and postretirement benefit plan assets, changing demographics, including longer life expectancy of plan participants and their beneficiaries and changes in health care costs.  For further discussion of our defined benefit pension plan, see Note K of the Notes to Consolidated Financial Statements in this Annual Report.

Any sustained declines in equity markets and reductions in bond yields may have a material adverse effect on the value of our pension and postretirement benefit plan assets.  In these circumstances, additional cash contributions to our pension plans may be required.

Our business could be adversely affected by strikes or work stoppages by our unionized employees.

As of January 31, 2010, 681of our 4,758 employees were represented by collective bargaining units under collective bargaining agreements.  We are involved periodically in discussions with collective bargaining units representing some of our employees to negotiate or renegotiate labor agreements.  We cannot predict the results of these negotiations, including whether any failure to reach new agreements will have a negative effect on our business, financial condition and results of operations or whether we will be able to reach any agreement with the collective bargaining units.  Any failure to reach agreement on new labor contracts might result in a work stoppage.  Any future work stoppage could, depending on the operations and the length of the work stoppage, have a material adverse effect on our business, financial condition and results of certain operations.

We may face significant costs to comply with the regulation of greenhouse gas emissions.

Greenhouse gas emissions originate primarily from combustion engine exhaust, heater exhaust and fugitive methane gas emissions.  Various federal and state legislative proposals have been introduced to regulate the emission of greenhouse gases, particularly carbon dioxide and methane, and the United States Supreme Court has ruled that carbon dioxide is a pollutant subject to regulation by the EPA.  In addition, there have been international efforts seeking legally binding reductions in emissions of greenhouse gases.

We believe it is likely that future governmental legislation and/or regulation may require us either to limit greenhouse gas emissions from our operations or to purchase allowances for such emissions that are actually attributable to our distribution customers or attributable to NGL customers of ONEOK Partners.  However, we cannot predict precisely what form these future regulations will take, the stringency of the regulations, or when they will become effective.  Several bills have been introduced in the United States Congress that would require carbon dioxide emission reductions.  Previously considered proposals have included, among other things, limitations on the amount of greenhouse gases that can be emitted (so called “caps”) together with systems of emissions allowances.  This system could require us to reduce emissions, even though the technology is not currently available for efficient reduction, or to purchase allowances for such emissions.  Emissions also could be taxed independently of limits.

In addition to activities on the federal level, state and regional initiatives could also lead to the regulation of greenhouse gas emissions sooner and/or independent of federal regulation.  These regulations could be more stringent than any federal legislation that is adopted.

Future legislation and/or regulation designed to reduce greenhouse gas emissions could make some of our activities uneconomic to maintain or operate.  Further, we may not be able to pass on the higher costs to our customers or recover all costs related to complying with greenhouse gas regulatory requirements.  Our future results of operations, cash flows or financial condition could be adversely affected if such costs are not recovered through regulated rates or otherwise passed on to our customers.

We continue to monitor legislative and regulatory developments in this area.  Although the regulation of greenhouse gas emissions may have a material impact on our operations and rates, we believe it is premature to attempt to quantify the potential costs of the impacts.

We do not fully hedge against commodity price changes, time differentials or locational differentials.  This could result in decreased revenues and increased costs, thereby resulting in lower margins and adversely affecting our results of operations.

Certain of our nonregulated businesses are exposed to market risk and the impact of market price fluctuations of natural gas, NGLs and crude oil.  Market risk refers to the risk of loss of cash flows and future earnings arising from adverse changes in commodity prices.  Our Energy Services segment’s primary exposures arise from seasonal and locational price differentials and our ability to execute hedges.  Our ONEOK Partners segment’s primary exposures arise from commodity prices with respect to processing agreements and the differentials between NGL and natural gas prices and their impact on our natural gas and NGL transportation, fractionation and exchange throughputs; the differentials between the individual NGL products; differentials between NGL prices at different locations and the seasonal differentials impacting the volume of natural gas and NGLs stored.  Our ONEOK Partners and Energy Services segments are also exposed to the risk of changing prices or the cost of transportation resulting from purchasing natural gas or NGLs at one location and selling it at another (referred to as basis risk).  To minimize the risk from market price fluctuations of natural gas, NGLs and crude oil, we use physical forward transactions and commodity derivative instruments such as futures contracts, swaps and options to manage market risk of existing or anticipated purchases and sales of natural gas, NGLs and crude oil.  We adhere to policies and procedures that monitor our exposure to market risk from open positions.  However, we do not fully hedge against commodity price changes, and therefore, we retain some exposure to market risk.  Accordingly, any adverse changes to commodity prices could result in decreased revenue and/or increased costs.

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

We are the sole general partner and owned 45.1 percent of ONEOK Partners as of December 31, 2009.  Conflicts of interest may arise between us and ONEOK Partners and its unitholders.  In resolving these conflicts, we may favor our own interests and the interests of our affiliates over the interests of ONEOK Partners and its unitholders as long as the resolution does not conflict with the ONEOK Partners’ partnership agreement or our fiduciary duties to ONEOK Partners and its unitholders.

We are subject to physical and financial risks associated with climate change.

There is a growing belief that emissions of greenhouse gases may be linked to global climate change.  Climate change creates physical and financial risk.  Our customers’ energy needs vary with weather conditions, primarily temperature and humidity.  For residential customers, heating and cooling represent their largest energy use.  To the extent weather conditions are affected by climate change, customers’ energy use could increase or decrease depending on the duration and magnitude of any changes.  Increased energy use due to weather changes may require us to invest in more pipeline and other infrastructure to serve increased demand.  A decrease in energy use due to weather changes may affect our financial condition, through decreased revenues.  Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.  Weather conditions outside of our operating territory could also have an impact on our revenues.  Severe weather impacts our operating territories primarily through hurricanes, thunderstorms, tornadoes and snow or ice storms.  To the extent the frequency of extreme weather events increases, this could increase our cost of providing service.  We may not be able to pass on the higher costs to our customers or recover all the costs related to mitigating these physical risks.  To the extent financial markets view climate change and emissions of greenhouse gases as a financial risk, this could negatively affect our ability to access capital markets or cause us to receive less favorable terms and conditions in future financings.  Our business could be affected by the potential for lawsuits against greenhouse gas emitters, based on links drawn between greenhouse gas emissions and climate change.

RISK FACTORS RELATED TO ONEOK PARTNERS’ BUSINESS

The volatility of natural gas, crude oil and NGL prices could adversely affect ONEOK Partners’ cash flow.

A significant portion of ONEOK Partners’ revenues are derived from the sale of commodities that are received as payment for gathering and processing services, for the transportation and storage of natural gas, and for the sale of purity NGL products in ONEOK Partners’ natural gas liquids business.  Commodity prices have been volatile and are likely to continue to be so in the future.  The prices ONEOK Partners receives for its commodities are subject to wide fluctuations in response to a variety of factors beyond ONEOK Partners’ control, including the following:
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

These external factors and the volatile nature of the energy markets make it difficult to reliably estimate future prices of commodities and the impact commodity price fluctuations have on our customers and their need for our services.  As commodity prices decline, ONEOK Partners is paid less for its commodities, thereby reducing its cash flow.  In addition, production could also decline.

ONEOK Partners’ use of financial instruments to hedge market risk may result in reduced income.

ONEOK Partners utilizes financial instruments to mitigate its exposure to interest rate and commodity price fluctuations.  Hedging instruments that are used to reduce its exposure to interest rate fluctuations could expose it to risk of financial loss where it has contracted for variable-rate swap instruments to hedge fixed-rate instruments and the variable rate exceeds the fixed rate.  In addition, these hedging arrangements may limit the benefit ONEOK Partners would otherwise receive if it has contracted for fixed-rate swap agreements to hedge variable-rate instruments and the variable rate falls below the fixed rate.  Hedging arrangements that are used to reduce ONEOK Partners’ exposure to commodity price fluctuations may limit the benefit ONEOK Partners would otherwise receive if market prices for natural gas, crude oil and NGLs exceed the stated price in the hedge instrument for these commodities.

ONEOK Partners’ inability to develop and execute growth projects and acquire new assets could result in reduced cash distributions to its unitholders and to ONEOK.

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

One of the ways ONEOK Partners intends to grow its business is through the construction of new pipelines and new gathering, processing, storage and fractionation facilities and through modifications to ONEOK Partners’ existing pipelines and existing gathering, processing, storage and fractionation facilities.  The construction and modification of pipelines and gathering, processing, storage and fractionation facilities may require significant capital expenditures, which may exceed ONEOK Partners’ estimates, and involves numerous regulatory, environmental, political and legal uncertainties.  Construction projects in ONEOK Partners’ industry may increase demand for labor, materials and rights of way, which, may, in turn, impact ONEOK Partners’ costs and schedule.  If ONEOK Partners undertakes these projects, it may not be able to complete them on schedule or at the budgeted cost.  Additionally, ONEOK Partners’ revenues may not increase immediately upon the expenditure of funds on a particular project.  For instance, if ONEOK Partners builds a new pipeline, the construction will occur over an extended period of time, and ONEOK Partners will not receive any material increases in revenues until after completion of the project.  ONEOK Partners may have only limited natural gas or NGL supplies committed to these facilities prior to their construction.  Additionally, ONEOK Partners may construct facilities to capture anticipated future growth in production in a region in which anticipated production growth does not materialize.  ONEOK Partners may also rely on estimates of proved reserves in ONEOK Partners’ decision to construct new pipelines and facilities, which may prove to be inaccurate because there are numerous uncertainties inherent in estimating quantities of proved reserves.  As a result, new facilities may not be able to attract enough natural gas or NGLs to achieve ONEOK Partners’ expected investment return, which could materially adversely affect ONEOK Partners’ results of operations and financial condition.

ONEOK Partners does not own all of the land on which its pipelines and facilities are located, and it leases certain facilities and equipment, which could disrupt its operations.

ONEOK Partners does not own all of the land on which certain of its pipelines and facilities are located, and is, therefore, subject to the risk of increased costs to maintain necessary land use.  ONEOK Partners obtains the rights to construct and operate certain of its pipelines and related facilities on land owned by third parties and governmental agencies for a specific period of time.  ONEOK Partners’ loss of these rights, through its inability to renew right-of-way contracts on acceptable terms or increased costs to renew such rights, could have a material adverse effect on our financial condition, results of operations and cash flows.

Additionally, certain gas processing or other facilities (or parts thereof) used by ONEOK Partners are leased from third parties for specific periods.  ONEOK Partners’ inability to renew equipment leases or otherwise maintain the right to utilize such facilities and equipment on acceptable terms, or the increased costs to maintain such rights, could have a material adverse effect on our results of operations and cash flows.

ONEOK Partners’ operations are subject to operational hazards and unforeseen interruptions, which could materially adversely affect its business and for which ONEOK Partners may not be adequately insured.

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

A shortage of skilled labor may make it difficult for ONEOK Partners to maintain labor productivity and competitive costs, which could affect operations and cash flows available for distribution.

ONEOK Partners’ operations require skilled and experienced laborers with proficiency in multiple tasks.  In recent years, a shortage of workers trained in various skills associated with the midstream energy business has caused ONEOK Partners to conduct certain operations without full staff, thus hiring outside resources, which decreases its productivity and increases its costs.  This shortage of trained workers is the result of experienced workers reaching retirement age, combined with the difficulty of attracting new laborers to the midstream energy industry.  This shortage of skilled labor could continue over an extended period.  If the shortage of experienced labor continues or worsens, it could have an adverse impact on ONEOK Partners’ labor productivity and costs and ONEOK Partners’ ability to expand production in the event there is an increase in the demand for ONEOK Partners’ products and services, which could adversely affect its operations and cash flows available for distribution to unitholders.

If the level of drilling and production in the Mid-Continent, Rocky Mountain, Texas and Gulf Coast regions substantially declines near its assets, ONEOK Partners’ volumes and revenue could decline.

ONEOK Partners’ ability to maintain or expand its businesses depends largely on the level of drilling and production by third parties in the Mid-Continent, Rocky Mountain, Texas and Gulf Coast regions.  Drilling and production are impacted by factors beyond ONEOK Partners’ control, including:
•	demand and prices for natural gas, NGLs and crude oil;
•	producers’ finding and developing costs of reserves;
•	producers’ desire and ability to obtain necessary permits in a timely and economic manner;
•	natural gas field characteristics and production performance;
•	surface access and infrastructure issues; and
•	capacity constraints on natural gas, crude oil and natural gas liquids pipelines from the producing areas and ONEOK Partners’ facilities.

In addition, drilling and production may be impacted by environmental regulations governing water discharge.  If the level of drilling and production in any of these regions substantially declines, ONEOK Partners’ volumes and revenue could be materially reduced.

If production from the Western Canada Sedimentary Basin remains flat or declines and demand for natural gas from the Western Canada Sedimentary Basin is greater in market areas other than the Midwestern United States, demand for ONEOK Partners’ interstate gas transportation services could significantly decrease.

ONEOK Partners depends on natural gas supply from the Western Canada Sedimentary Basin for some of ONEOK Partners’ interstate pipelines, primarily ONEOK Partners’ investment in Northern Border Pipeline, that transport Canadian natural gas from the Western Canada Sedimentary Basin to the Midwestern U.S. market area.  If demand for natural gas increases in Canada or other markets not served by ONEOK Partners’ interstate pipelines and/or production remains flat or declines, demand for transportation service on ONEOK Partners’ interstate natural gas pipelines could decrease significantly, which could adversely impact ONEOK Partners’ results of operations and cash flows available for distributions.

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

The risk of incurring substantial environmental costs and liabilities is inherent in ONEOK Partners’ business.  ONEOK Partners’ operations are subject to extensive federal, state and local laws and regulations governing the discharge of materials into, or otherwise relating to the protection of, the environment.  Examples of these laws include:
•	the Clean Air Act and analogous state laws that impose obligations related to air emissions;
•	the Clean Water Act and analogous state laws that regulate discharge of waste water from ONEOK Partners’ facilities to state and federal waters;
•
the federal CERCLA and analogous state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by ONEOK Partners or locations to which ONEOK Partners has sent waste for disposal;

•	the federal Resource Conservation and Recovery Act and analogous state laws that impose requirements for the handling and discharge of solid and hazardous waste from ONEOK Partners’ facilities; and
•	the EPA has issued a proposed rule on air quality standards, known as RICE NESHAP, scheduled to be adopted in early 2013.

Various governmental authorities, including the EPA, have the power to enforce compliance with these laws and regulations and the permits issued under them.  Violators are subject to administrative, civil and criminal penalties, including civil fines, injunctions or both.  Joint and several, strict liability may be incurred without regard to fault under the CERCLA, Resource Conservation and Recovery Act and analogous state laws for the remediation of contaminated areas.

There is an inherent risk of incurring environmental costs and liabilities in ONEOK Partners’ business due to its handling of the products it gathers, transports, processes and stores, air emissions related to its operations, historical industry operations and waste disposal practices, some of which may be material.  Private parties, including the owners of properties through which ONEOK Partners’ pipeline systems pass, may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage arising from ONEOK Partners’ operations.  Some sites ONEOK Partners operates are located near current or former third-party hydrocarbon storage and processing operations, and there is a risk that contamination has migrated from those sites to ONEOK Partners’ sites.  In addition, increasingly strict laws, regulations and enforcement policies could significantly increase ONEOK Partners’ compliance costs and the cost of any remediation that may become necessary, some of which may be material.  Additional information is included under Item 1, Business under “Environmental and Safety Matters” and in Note L of the Notes to Consolidated Financial Statements in this Annual Report.

ONEOK Partners’ insurance may not cover all environmental risks and costs or may not provide sufficient coverage in the event an environmental claim is made against ONEOK Partners.  ONEOK Partners’ business may be materially adversely affected by increased costs due to stricter pollution-control requirements or liabilities resulting from non-compliance with required operating or other regulatory permits.  New environmental regulations might also materially adversely affect ONEOK Partners’ products and activities, and federal and state agencies could impose additional safety requirements, all of which could materially affect ONEOK Partners’ profitability.

In the competition for customers, ONEOK Partners may have significant levels of uncontracted or discounted transportation and storage capacity on its natural gas and natural gas liquids pipelines, processing, fractionation and storage assets.

ONEOK Partners’ natural gas and natural gas liquids pipelines, processing, fractionation and storage assets compete with other pipelines, processing, fractionation and storage facilities for natural gas and NGL supplies delivered to the markets it serves.  As a result of competition, at any given time ONEOK Partners may have significant levels of uncontracted or discounted capacity on its pipelines, processing, fractionation and in its storage assets, which could have a material adverse impact on ONEOK Partners’ results of operations.

ONEOK Partners is exposed to the credit risk of its customers or counterparties, and its credit risk management may not be adequate to protect against such risk.

ONEOK Partners is subject to the risk of loss resulting from nonpayment and/or nonperformance by ONEOK Partners’ customers or counterparties.  ONEOK Partners’ customers or counterparties may experience rapid deterioration of their financial condition as a result of changing market conditions or financial difficulties that could impact their creditworthiness or ability to pay ONEOK Partners for its services.  ONEOK Partners assesses the creditworthiness of its customers or counterparties and obtains collateral as it deems appropriate.  If ONEOK Partners fails to adequately assess the creditworthiness of existing or future customers or counterparties, unanticipated deterioration in their creditworthiness and any resulting nonpayment and/or nonperformance could adversely impact ONEOK Partners’ results of operations.  In addition, if any of ONEOK Partners’ customers or counterparties files for bankruptcy protection, this could have a material negative impact on ONEOK Partners’ results of operations.

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

ONEOK Partners could be required to offer to repurchase certain of its senior notes due 2010 and 2011 at par value, plus any accrued and unpaid interest, if Moody’s or S&P rates those senior notes below investment grade (Baa3 for Moody’s and BBB- for S&P) and the investment-grade rating is not reinstated within a period of 40 days; however, once the $250 million 2010 senior notes have been retired, whether by maturity, redemption or otherwise, ONEOK Partners will no longer have any obligation to offer to repurchase the $225 million 2011 senior notes in the event its credit rating falls below investment grade.  Further, the indenture governing ONEOK Partners’ senior notes due 2010 and 2011 include an event of default upon acceleration of other indebtedness of $25 million or more, and the indentures governing ONEOK Partners’ senior notes due 2012, 2016, 2019, 2036 and 2037 include an event of default upon the acceleration of other indebtedness of $100 million or more that would be triggered by such an offer to repurchase.  Such an event of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding senior notes due 2010, 2011, 2012, 2016, 2019, 2036 and 2037 to declare those notes immediately due and payable in full.  ONEOK Partners may not have sufficient cash on hand to repurchase and repay any accelerated senior notes, which may cause ONEOK Partners to borrow money under its credit facilities or seek alternative financing sources to finance the repurchases and repayment.  ONEOK Partners could also face difficulties accessing capital or its borrowing costs could increase, impacting its ability to obtain financing for acquisitions or capital expenditures, to refinance indebtedness and to fulfill its debt obligations.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                      PROPERTIES

DESCRIPTION OF PROPERTIES

ONEOK Partners

Property - Our ONEOK Partners segment owns the following assets:
•	approximately 10,200 miles and 4,800 miles of natural gas gathering pipelines in the Mid-Continent and Rocky Mountain regions, respectively;
•
nine active natural gas processing plants with approximately 645 MMcf/d of processing capacity in the Mid-Continent region, and four active natural gas processing plants, with approximately 124 MMcf/d of processing capacity in the Rocky Mountain region;

•	approximately 24 MBbl/d of natural gas liquids fractionation capacity at various natural gas processing plants in the Mid-Continent and Rocky Mountain regions;
•	approximately 1,500 miles of FERC-regulated interstate natural gas pipelines with approximately 3.1 Bcf/d of peak transportation capacity;
•	approximately 5,600 miles of intrastate natural gas gathering and state-regulated intrastate transmission pipelines with peak transportation capacity of approximately 3.4 Bcf/d;
•	approximately 51.6 Bcf of total active working natural gas storage capacity;
•	approximately 2,400 miles of natural gas liquids gathering pipelines with peak capacity of approximately 502 MBbl/d;
•	approximately 160 miles of natural gas liquids distribution pipelines with peak transportation capacity of approximately 66 MBbl/d;
•	two natural gas liquids fractionators with operating capacity of approximately 260 MBbl/d;
•	150 MBbl/d of fractionation capacity, including leased capacity;
•	80 percent ownership interest in one natural gas liquids fractionator with ONEOK Partners’ proportional share of operating capacity of approximately 128 MBbl/d;
•	interest in one natural gas liquids fractionator with ONEOK Partners’ proportional share of operating capacity of approximately 11 MBbl/d;
•	one isomerization unit with operating capacity of 9 MBbl/d;
•	six NGL storage facilities and four other leased facilities in Oklahoma, Kansas and Texas, with approximately 23.2 MMBbl of total operating underground NGL storage capacity;
•	approximately 1,800 miles of FERC-regulated natural gas liquids gathering pipelines with peak capacity of approximately 298 MBbl/d;
•	approximately 3,500 miles of FERC-regulated natural gas liquids and refined petroleum products distribution pipelines with peak transportation capacity of 691 MBbl/d;
•	eight NGL product terminals in Missouri, Nebraska, Iowa and Illinois; and
•	above- and below-ground storage facilities associated with its FERC-regulated natural gas liquids pipeline operations in Iowa, Illinois, Nebraska and Kansas with 978 MBbl operating capacity.

ONEOK Partners’ natural gas pipelines business owns five underground natural gas storage facilities in Oklahoma, three underground natural gas storage facilities in Kansas and three underground natural gas storage facilities in Texas.  One of its natural gas storage facilities in Kansas has been idle since 2001, following natural gas explosions and eruptions of natural gas geysers.  ONEOK Partners began injecting brine into the idled facility in the first quarter of 2007 in order to ensure the long-term integrity of the idled facility.  ONEOK Partners expects to complete the injection process by the end of 2011.  Monitoring of the facility and review of the data for the geoengineering studies are ongoing, in compliance with a KDHE order while ONEOK Partners evaluates the alternatives for the facility.  Following the testing of the gathered data, ONEOK Partners expects that the facility will be returned to storage service, although most likely for a product other than natural gas.  The return to service will require KDHE approval.  It is possible, however, that testing could reveal that it is not safe to return the facility to service or that the KDHE will not grant the required permits to resume service.

Utilization - The utilization rates for ONEOK Partners’ various assets for 2009 and 2008, respectively, were as follows:
•	natural gas processing plants were approximately 68 percent and 71 percent utilized, respectively;
•	natural gas pipelines were approximately 86 percent and 83 percent subscribed, and storage facilities were fully subscribed;
•	non-FERC-regulated natural gas liquids pipelines were approximately 51 percent and 73 percent subscribed;
•	average contracted natural gas storage volumes were approximately 58 percent and 74 percent of storage capacity;
•	natural gas liquids fractionators were approximately 88 percent and 87 percent utilized;

•	FERC-regulated natural gas liquids gathering pipelines were approximately 58 percent and 55 percent utilized; and
•	FERC-regulated natural gas liquids distribution pipelines were approximately 62 percent and 49 percent utilized.

ONEOK Partners calculates utilization on its assets using a weighted-average approach, adjusting for the in-service dates of assets placed in service during 2009 and 2008.  The utilization rate of ONEOK Partners’ non-FERC regulated NGL pipelines and FERC-regulated NGL gathering pipelines reflects the Arbuckle pipeline placed in service in August 2009.  The utilization rate of ONEOK Partners’ fractionation facilities reflects approximate proportional capacity associated with ownership interests noted above.

On January 1, 2007, the Bushton Plant was temporarily idled as a result of a decline in natural gas volumes available for natural gas processing at this straddle plant.  Volumes declined due to natural field declines and as a result of contract terminations, as differing process technology made it more cost efficient to process natural gas at other facilities.  ONEOK Partners has contracted for all of ONEOK’s capacity at the plant.

During 2008, ONEOK Partners added new natural gas liquids fractionation facilities at the Bushton location, in conjunction with other changes that were made to the NGL fractionation capabilities of the existing plant.  Although the Bushton Plant remains idled, ONEOK Partners currently has 150 MBbl/d of active NGL fractionation capacity as a result of combining the previously existing fractionation equipment with the new fractionation facilities.  ONEOK Partners resumed fractionating NGLs at the facilities in the second half of 2008.

Distribution

Property - We own approximately 18,200 miles of pipeline and other distribution facilities in Oklahoma, approximately 12,800 miles of pipeline and other distribution facilities in Kansas, and approximately 9,600 miles of pipeline and other distribution facilities in Texas.

Energy Services

Property - Our total natural gas storage capacity under lease is 82.8 Bcf, with maximum withdrawal capability of 2.3 Bcf/d and maximum injection capability of 1.4 Bcf/d.  Our current natural gas transportation capacity is 1.7 Bcf/d.  Our contracted storage and transportation capacity connects major supply and demand centers throughout the United States and into Canada.  Our storage leases are spread across 23 different contracts and two facilities in Canada.

Other

Property - We own the 17-story ONEOK Plaza office building, with approximately 517,000 square feet of net rentable space and an associated parking garage.  In March 2008, ONEOK Leasing Company, a subsidiary of ONEOK, purchased ONEOK Plaza for the total purchase price of approximately $48 million, which included $17.1 million for the present value of the remaining lease payments and $30.9 million for the base purchase price.

ITEM 3.                      LEGAL PROCEEDINGS

Will Price, et al. v. Gas Pipelines, et al. (f/k/a Quinque Operating Company, et al. v. Gas Pipelines, et al.), 26th Judicial District, District Court of Stevens County, Kansas, Civil Department, Case No. 99C30 (“Price I”).  Plaintiffs brought suit on May 28, 1999, against us and our division, Oklahoma Natural Gas, four subsidiaries of ONEOK Partners, Mid-Continent Market Center, L.L.C., ONEOK Field Services Company, L.L.C., ONEOK WesTex Transmission, L.L.C. and ONEOK Hydrocarbon, L.P. (formerly Koch Hydrocarbon, LP, successor to Koch Hydrocarbon Company), as well as approximately 225 other defendants.  Plaintiffs sought class certification for their claims for monetary damages, alleging that the defendants had underpaid gas producers and royalty owners throughout the United States by intentionally understating both the volume and the heating content of purchased gas.  After extensive briefing and a hearing, the Court refused to certify the class sought by plaintiffs. Plaintiffs then filed an amended petition limiting the purported class to gas producers and royalty owners in Kansas, Colorado and Wyoming and limiting the claim to undermeasurement of volumes.  Oral argument on the plaintiffs’ motion to certify this suit as a class action was conducted on April 1, 2005.  On September 18, 2009, the Court denied the plaintiffs' motions for class certification, which, in effect, limits the named plaintiffs to pursuing individual claims against only those defendants who purchased or measured their gas.  On October 2, 2009, the plaintiffs filed a motion for reconsideration of the Court’s denial of class certification, and the defendants filed their brief on January 18, 2010, in opposition to plaintiffs’ motion.  Oral argument on the motion was held on February 10, 2010, and the Court took the matter under advisement.

Will Price and Stixon Petroleum, et al. v. Gas Pipelines, et al., 26th Judicial District, District Court of Stevens County, Kansas, Civil Department, Case No. 03C232 (“Price II”).  This action was filed by the plaintiffs on May 12, 2003, after the Court denied class status in Price I. Plaintiffs are seeking monetary damages based upon a claim that 21 groups of defendants, including us and our division, Oklahoma Natural Gas, four subsidiaries of ONEOK Partners, Mid-Continent Market Center, L.L.C., ONEOK Field Services Company, L.L.C., ONEOK WesTex Transmission, L.L.C. and ONEOK Hydrocarbon, L.P. (formerly Koch Hydrocarbon, LP, successor to Koch Hydrocarbon Company), intentionally underpaid gas producers and royalty owners by understating the heating content of purchased gas in Kansas, Colorado and Wyoming.  Price II has been consolidated with Price I for the determination of whether either or both cases may properly be certified as class actions. Oral argument on the plaintiffs’ motion to certify this suit as a class action was conducted on April 1, 2005.  On September 18, 2009, the Court denied the plaintiffs' motions for class certification, which, in effect, limits the named plaintiffs to pursuing individual claims against only those defendants who purchased or measured their gas.  On October 2, 2009, the plaintiffs filed a motion for reconsideration of the Court’s denial of class certification, and the defendants filed their brief on January 18, 2010, in opposition to plaintiffs’ motion.  Oral argument on the motion is scheduled for February 10, 2010.  Oral argument on the motion was held on February 10, 2010, and the Court took the matter under advisement.

Mont Belvieu Emissions, Texas Commission on Environmental Quality - The Texas Commission on Environmental Quality (TCEQ) issued a Notice of Enforcement on March 13, 2009, alleging that air emissions at the ONEOK Partners Mont Belvieu fractionator operated by ONEOK Hydrocarbon Southwest, L.L.C. (OHSL), a subsidiary of ONEOK Partners, exceeded the emissions allowed under its air permit and that OHSL failed to isolate the source of the emissions in a timely manner.  OHSL reached agreement with the TCEQ staff on the terms of a settlement under which it would pay $160,000 and confirm that it has adopted a plan to timely address similar emissions issues in the future.  Half of the OHSL payment obligation would be satisfied by contributions to local environmental projects in Texas.  This settlement was incorporated into an Agreed Order, which was approved by the TCEQ on January 27, 2010.  Payment of all amounts due under the order has been made, and the matter is concluded.

Gas Index Pricing Litigation:  We, ONEOK Energy Services Company, L.P. (“OESC”) and one other affiliate are defending, either individually or together, against the following lawsuits that claim damages resulting from the alleged market manipulation or false reporting of prices to gas index publications by us and others:  Samuel P. Leggett, et al. v. Duke Energy Corporation, et al. (filed in the Chancery Court for the Twenty-Fifth Judicial District at Somerville, Tennessee, in January 2005); Sinclair Oil Corporation v. ONEOK Energy Services Corporation, L.P., et al. (filed in the United States District Court for the District of Wyoming in September 2005, transferred to MDL-1566 in the United States District Court for the District of Nevada); J.P. Morgan Trust Company v. ONEOK, Inc., et al. (filed in the District Court of Wyandotte County, Kansas, in October 2005, transferred to MDL-1566 in the United States District Court for the District of Nevada); Learjet, Inc., et al. v. ONEOK, Inc., et al. (filed in the District Court of Wyandotte, Kansas, in November 2005, transferred to MDL-1566 in the United States District Court for the District of Nevada); Breckenridge Brewery of Colorado, LLC, et al. v. ONEOK, Inc., et al. (filed in the District Court of Denver County, Colorado, in May 2006, transferred to MDL-1566 in the United States District Court for the District of Nevada); Missouri Public Service Commission v. ONEOK, Inc., et al. (filed in the Sixth Judicial Circuit Court of Jackson County, Missouri, in October 2006); Arandell Corporation, et al. v. Xcel Energy, Inc., et al. (filed in the Circuit Court for Dane County, Wisconsin, in December 2006, transferred to MDL-1566 in the United States District Court for the District of Nevada); Heartland Regional Medical Center, et al. v. ONEOK, Inc., et al. (filed in the Circuit Court of Buchanan County, Missouri, in March 2007, transferred to MDL-1566 in the United States District Court for the District of Nevada); NewPage Wisconsin System v. CMS Energy Resource Management Company, et al. (filed in the Circuit Court for Wood County, Wisconsin, in March 2009, transferred to MDL-1566 in the United States District Court for the District of Nevada).  In each of these lawsuits, the plaintiffs allege that we, OESC and one other affiliate and approximately ten other energy companies and their affiliates engaged in an illegal scheme to inflate natural gas prices by providing false information to gas price index publications during the years from 2000 to 2002.  All of the complaints arise out of the U.S. Commodity Futures Trading Commission investigation into and reports concerning false gas price index-reporting or manipulation in the energy marketing industry.  Other than as noted below, each of the cases are in pretrial discovery.

Motions to dismiss were granted in the Leggett, Sinclair, Breckenridge, and Missouri Public Service Commission cases.  The dismissal of the Sinclair case was appealed to the United States Court of Appeals for the Ninth Circuit, but is in the process of being remanded back to the multi-district litigation matter MDL-1566 in the United States District Court for the District of Nevada for further proceedings.  The dismissal of the Leggett case was reversed by the Tennessee Court of Appeals on October 29, 2008, but the defendants, including us and OESC, appealed the decision to the Tennessee Supreme Court which heard oral argument on November 5, 2009.  On January 8, 2009, summary judgment was granted in favor of all of the defendants except one in the Breckenridge case and judgment was entered against the plaintiffs in favor of those defendants, including us, OESC and our other affiliate.  The dismissal of the Missouri Public Service Commission case was affirmed by the Missouri Court of Appeals on December 8, 2009, but the plaintiff has filed a motion for rehearing and an application to transfer the appeal to the Missouri Supreme Court. We continue to analyze all of these claims and are vigorously defending against them.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION AND HOLDERS

Our common stock is listed on the NYSE under the trading symbol “OKE.”  The corporate name ONEOK is used in newspaper stock listings.  The following table sets forth the high and low closing prices of our common stock for the periods indicated:

	Year Ended		Year Ended
	December 31, 2009		December 31, 2008
	High	Low	High	Low
First Quarter	$31.08	$18.19	$49.21	$43.93
Second Quarter	$30.34	$23.07	$50.63	$45.62
Third Quarter	$36.76	$27.91	$49.59	$33.41
Fourth Quarter	$44.57	$35.18	$34.35	$23.17

At February 12, 2010, there were 13,538 holders of record of our 106,140,524 outstanding shares of common stock.

DIVIDENDS

The following table sets forth the quarterly dividends declared and paid per share of our common stock during the periods indicated:

Years Ended December 31,
	2009	2008
First Quarter	$ 0.40	$ 0.38
Second Quarter	$ 0.40	$ 0.38
Third Quarter	$ 0.42	$ 0.40
Fourth Quarter	$ 0.42	$ 0.40

In January 2010, we declared a dividend of $0.44 per share ($1.76 per share on an annualized basis) for the fourth quarter of 2009, which was paid on February 12, 2010, to shareholders of record as of January 29, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information relating to our purchases of our common stock for the periods shown:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Be Purchased Under the Plans or Programs

October 1-31, 2009	23,007	(a), (b)	$ 19.08	-	-
November 1-30, 2009	43,274	(a)	$ 21.20	-	-
December 1-31, 2009	9,200	(a)	$ 18.01	-	-
Total	75,481		$ 20.17	-	-

(a) - Includes shares withheld pursuant to attestation of ownership and deemed tendered to us in connection with the exercise of stock options under the ONEOK, Inc. Long-Term Incentive Plan, as follows:
22,938 shares for the period of October 1-31, 2009
43,274 shares for the period of November 1-30, 2009
9,200 shares for the period of December 1-31, 2009

(b) - Includes shares repurchased directly from employees, pursuant to our Employee Stock Award Program, as follows:
69 shares for the period October 1-31, 2009

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

Through December 31, 2009, a total of 144,352 shares have been issued to employees under this program.  The shares issued under this program have not been registered under the Securities Act, in reliance upon the position taken by the SEC (see Release No. 6188, dated February 1, 1980) that the issuance of shares to employees pursuant to a program of this kind does not require registration under the Securities Act.  See Note O of the Notes to Consolidated Financial Statements in this Annual Report for additional information.

PERFORMANCE GRAPH

The following performance graph compares the performance of our common stock with the S&P 500 Index and the S&P Utilities Index during the period beginning on December 31, 2004, and ending on December 31, 2009.  The graph assumes a $100 investment in our common stock and in each of the indices at the beginning of the period and a reinvestment of dividends paid on such investments throughout the period.

	Cumulative Total Return
	Years Ended December 31,
	2004	2005	2006	2007	2008	2009

ONEOK, Inc.	$100.00	$97.22	$163.08	$174.37	$117.88	$190.21
S&P 500 Index	$100.00	$104.91	$121.48	$128.15	$80.74	$102.11
S&P Utilities Index (a)	$100.00	$116.83	$141.36	$168.75	$119.84	$134.12
(a) - The Standard & Poors Utilities Index is comprised of the following companies: AES Corp.; Allegheny Energy, Inc.;
Ameren Corp.; American Electric Power Co., Inc.; Centerpoint Energy, Inc.; CMS Energy Corp.; Consolidated Edison, Inc.;
Constellation Energy Group, Inc.; Dominion Resources, Inc.; DTE Energy Co.; Duke Energy Corp.; Edison International;
Entergy Corp.; EQT Corporation; Exelon Corp.; FirstEnergy Corp.; FPL Group, Inc.; Integrys Energy Group, Inc.; Nicor, Inc.;
NiSource, Inc.; Northeast Utilities; Pepco Holdings, Inc.; PG&E Corp.; Pinnacle West Capital Corp.; PPL Corp.; Progress
Energy, Inc.; Public Service Enterprise Group, Inc.; Questar Corp.; SCANA Corp.; Sempra Energy; Southern Co.; TECO
Energy, Inc.; Wisconsin Energy Corp.; and Xcel Energy, Inc.

ITEM 6.                      SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for each of the periods indicated:

	Years Ended December 31,
	2009	2008	2007	2006	2005 (a)
	(Millions of dollars except per share amounts)
Revenues	$11,111.7	$16,157.4	$13,477.4	$11,920.3	$12,676.2
Income from continuing operations	$305.5	$311.9	$304.9	$306.7	$403.1
Net income	$491.2	$600.5	$498.1	$528.3	$546.5
Net income attributable to ONEOK	$305.5	$311.9	$304.9	$306.3	$546.5
Total assets	$12,827.7	$13,126.1	$11,062.0	$10,391.1	$9,284.2
Long-term debt, including current maturities	$4,602.4	$4,230.8	$4,635.5	$4,049.0	$2,030.6
Basic earnings per share - continuing operations	$2.90	$2.99	$2.84	$2.74	$4.01
Basic earnings per share - total	$2.90	$2.99	$2.84	$2.74	$5.44
Diluted earnings per share - continuing operations	$2.87	$2.95	$2.79	$2.68	$3.73
Diluted earnings per share - total	$2.87	$2.95	$2.79	$2.68	$5.06
Dividends declared per common share	$1.64	$1.56	$1.40	$1.22	$1.09
(a) Financial data for 2005 is not directly comparable with other periods presented due to the significance of the sale of certain assets to ONEOK Partners in April 2006.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the Notes to Consolidated Financial Statements in this Annual Report.

EXECUTIVE SUMMARY

The following discussion highlights some of our achievements and significant issues affecting us during the past year.  Please refer to the “Capital Projects,” “Financial Results and Operating Information,” and “Liquidity and Capital Resources” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operation and our consolidated financial statements and Notes to Consolidated Financial Statements for additional information.

Outlook - We expect a moderate economic recovery in 2010, with inflationary pressures beginning in 2011.  Although recent volatility in the financial markets could limit our access to financial markets on a timely basis or increase our cost of capital in the future, we anticipate improved credit markets during 2010, compared with 2009; however, inflation risks may increase the cost of capital.  We anticipate the consolidation of underperforming assets in the industry, particularly those with high commodity price exposure and/or high levels of debt.  Additionally, we anticipate an improving commodity price environment during 2010, compared with 2009.

Operating Results - Diluted earnings per share of common stock from continuing operations (EPS) decreased to $2.87 in 2009, compared with $2.95 in 2008.  Operating income for 2009 decreased to $894.6 million from $917.0 million for 2008.  This decrease in operating income is due primarily to the following:
•
lower realized commodity prices and narrower NGL product price differentials, offset partially by increased natural gas volumes processed and NGL volumes gathered, fractionated and transported in our ONEOK Partners segment;

•
increased operating expenses in our ONEOK Partners segment, due primarily to higher employee-related costs, the operation of the Overland Pass Pipeline and the Arbuckle Pipeline and increased costs at ONEOK Partners’ fractionation facilities, which includes the expanded Bushton Plant fractionator; and

•	increased depreciation and amortization in our ONEOK Partners segment, due primarily to ONEOK Partners’ completed capital projects; offset partially by
•	increased net margin in our Energy Services segment, due primarily to increased transportation margins, net of hedging activities, and increased premium services margins; and
•	increased net margin in our Distribution segment, due primarily to capital-recovery mechanisms.

ONEOK Partners’ Equity Issuances - In July 2009, ONEOK Partners completed an underwritten public offering of 5,486,690 common units, including the partial exercise by the underwriters of their over-allotment option, at $45.81 per common unit, generating net proceeds of approximately $241.6 million.  In conjunction with the offering, ONEOK Partners GP contributed an aggregate of $5.1 million to ONEOK Partners in order to maintain its 2 percent general partner interest.  ONEOK Partners used the proceeds from the sale of common units and the general partner contributions to repay borrowings under the existing ONEOK Partners Credit Agreement and for general partnership purposes.

In February 2010, ONEOK Partners completed an underwritten public offering of 5,500,900 common units, including the partial exercise by the underwriters of their over-allotment option, at $60.75 per common unit, generating net proceeds of approximately $322.6 million.  In conjunction with the offering, ONEOK Partners GP contributed $6.8 million in order to maintain its 2 percent general partner interest.  ONEOK Partners used the proceeds from the sale of common units and the general partner contribution to repay borrowings under the ONEOK Partners Credit Agreement and for general partnership purposes.  As a result of these transactions, we hold a 42.8 percent aggregate equity interest in ONEOK Partners.

ONEOK Partners’ Debt Issuance - In March 2009, ONEOK Partners completed an underwritten public offering of $500 million aggregate principal amount of 8.625 percent Senior Notes due 2019.  ONEOK Partners used the net proceeds of approximately $494.3 million from the offering to repay indebtedness outstanding under the ONEOK Partners Credit Agreement.

Dividends/Distributions - During 2009, we paid dividends totaling $1.64 per share, an increase of approximately 5 percent over the $1.56 per share paid during 2008.  We declared a quarterly dividend of $0.44 per share ($1.76 per share on an annualized basis) in January 2010, an increase of approximately 10 percent over the $0.40 declared in January 2009.  During 2009, ONEOK Partners paid cash distributions totaling $4.33 per unit, an increase of approximately 3 percent over the $4.205 per unit paid during 2008.  A cash distribution from ONEOK Partners of $1.10 per unit ($4.40 per unit on an annualized basis) was declared in January 2010, an increase of approximately 2 percent over the $1.08 declared in January 2009.

Capital Projects - ONEOK Partners placed the following projects in-service during 2009:
•	Guardian Pipeline’s natural gas pipeline expansion and extension project;
•	Williston Basin natural gas processing plant expansion;
•	Arbuckle natural gas liquids pipeline;
•	D-J Basin lateral natural gas liquids pipeline; and
•	Piceance lateral natural gas liquids pipeline.

SIGNIFICANT ACQUISITIONS AND DIVESTITURES

Acquisition of NGL Pipeline - In October 2007, ONEOK Partners completed the acquisition of an interstate natural gas liquids and refined petroleum products pipeline system and related assets from a subsidiary of Kinder Morgan Energy Partners, L.P. (Kinder Morgan) for approximately $300 million, before working capital adjustments.  The FERC-regulated system extends from Bushton and Conway, Kansas, to Chicago, Illinois, and transports, stores and delivers a full range of NGL products and refined petroleum products.  The transaction also included a 50 percent ownership interest in Heartland.  ConocoPhillips owns the other 50 percent of Heartland and is the managing partner of the Heartland joint venture, which consists primarily of a refined petroleum products terminal and pipelines with access to two other refined petroleum products terminals.  ONEOK Partners’ investment in Heartland is accounted for under the equity method of accounting.  Financing for this transaction came from a portion of the proceeds of ONEOK Partners’ September 2007 issuance of $600 million 6.85 percent Senior Notes due 2037.  The working capital settlement was finalized in April 2008, with no material adjustments.

CAPITAL PROJECTS

All of the capital projects discussed below are in our ONEOK Partners segment.

Overland Pass Pipeline - In November 2008, Overland Pass Pipeline Company completed construction of a 760-mile natural gas liquids pipeline from Opal, Wyoming, to the Mid-Continent natural gas liquids market center in Conway, Kansas.  The Overland Pass Pipeline is designed to transport approximately 110 MBbl/d of unfractionated NGLs and can be increased to approximately 255 MBbl/d with additional pump facilities.  Overland Pass Pipeline Company is a joint venture between ONEOK Partners and a subsidiary of The Williams Companies, Inc. (Williams).  A subsidiary of ONEOK Partners owns 99 percent of the joint venture and operates the pipeline.  On or before November 17, 2010, Williams has the option to increase its ownership in Overland Pass Pipeline Company, which includes the Piceance Lateral and D-J Basin Lateral pipeline projects, up to 50 percent, with the purchase price being determined in accordance with the joint venture’s operating agreement.  If Williams exercises its option to increase its ownership to the full 50 percent, Williams would have the option to become operator.  If Williams does not elect to increase its ownership to at least 10 percent, ONEOK Partners will have the right, but not the obligation, to purchase Williams’ entire ownership interest, with the purchase price being determined in accordance with the joint venture’s operating agreement.  The project costs for the Overland Pass Pipeline, the Piceance Lateral Pipeline and the DJ Basin Lateral Pipeline in total are approximately $780 million, excluding AFUDC.

As part of a long-term agreement, Williams dedicated its NGL production from two of its natural gas processing plants in Wyoming, capable of delivering over 70 MBbl/d to the Overland Pass Pipeline.  Subsidiaries of ONEOK Partners are providing downstream fractionation, storage and transportation services to Williams.  ONEOK Partners has also reached agreements with certain producers for supply commitments to the D-J Basin and Piceance Lateral pipelines.  ONEOK Partners has NGL production dedicated from new and existing plants that it expects to provide throughput of more than 200 MBbl/d to the Overland Pass Pipeline over the next three to five years.

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

Piceance Lateral Pipeline - In October 2009, Overland Pass Pipeline Company placed in service the 150-mile natural gas liquids lateral pipeline from the Piceance Basin in Colorado to the Overland Pass Pipeline.  The pipeline has capacity to transport as much as 100 MBbl/d of unfractionated NGLs.  Williams has dedicated its NGL production from its new Willow Creek natural gas processing plant, and will dedicate NGL production from an additional existing natural gas processing plant.  Another plant owned by a third party has also been dedicated.  ONEOK Partners continues to negotiate with other producers for supply commitments.

D-J Basin Lateral Pipeline - In March 2009, Overland Pass Pipeline Company placed in service the 125-mile natural gas liquids lateral pipeline from the Denver-Julesburg Basin in northeastern Colorado to the Overland Pass Pipeline.  The pipeline has capacity to transport as much as 55 MBbl/d of unfractionated NGLs.  ONEOK Partners continues to discuss with its producers opportunities from new drilling and plant upgrades over the next two years.

Arbuckle Natural Gas Liquids Pipeline - In August 2009, the 440-mile Arbuckle pipeline project, a natural gas liquids pipeline system that delivers unfractionated NGLs from points in southern Oklahoma and Texas to the Texas Gulf Coast was placed in service.  The Arbuckle pipeline system has the capacity to transport 160 MBbl/d of unfractionated NGLs, expandable to 240 MBbl/d with additional pump facilities, and connects ONEOK Partners’ existing Mid-Continent infrastructure with its fractionation facility in Mont Belvieu, Texas, and other Gulf Coast region fractionators.  ONEOK Partners has NGL production dedicated from existing and new natural gas processing plants that it expects to provide throughput of more than 210 MBbl/d over the next three to five years.

The demand for surface easements increased dramatically in Texas and Oklahoma over the last two years because of increased oil and natural gas exploration and production activities, as well as pipeline construction.  As previously reported, project costs have been more expensive than originally estimated due to delays associated with right-of-way acquisition, increased materials costs and difficult construction conditions associated with several weeks of heavy spring rains in 2009, resulting in greatly reduced construction productivity.  ONEOK Partners also experienced increased costs due to a number of scope changes, arising primarily from additional supply development opportunities.  ONEOK Partners estimates project costs will be approximately $490 million, excluding AFUDC, for the current capacity.

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

Guardian Pipeline Expansion and Extension - In February 2009, ONEOK Partners completed the 119-mile extension of its Guardian Pipeline.  The pipeline has capacity to transport 537 MMcf/d of natural gas north from Ixonia, Wisconsin, to the Green Bay, Wisconsin, area.  The project is supported by 15-year shipper commitments with We Energies and Wisconsin Public Service Corporation, and the capacity is close to fully subscribed.  The project cost approximately $320 million, excluding AFUDC.

REGULATORY

It is unclear how Congress and the current Administration’s efforts to improve market transparency and stabilize the over-the-counter (OTC) derivative markets will impact our ability to access OTC energy derivatives products and markets, which are critical to our business.  We currently use the OTC markets to manage business risks including fluctuating commodity prices, interest rates, currency rates and for the hedging of inventory and capacity contracts.  Most of the current proposals before Congress contain exemptions for these activities that would limit the impact on our operations.  Additional matters associated with these proposals that are not yet defined include the potential for increased capital requirements and a reduction in the overall liquidity of the markets.  There may also be an administrative burden of new reporting and record keeping required by one or more of the federal agencies providing market oversight.

In addition, the EPA has issued a proposed rule on air-quality standards, “National Emission Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines,” also known as RICE NESHAP, scheduled to be adopted in early 2013.  The proposed rule will require capital expenditures over the next three years for the purchase and installation of new emissions-control equipment.  We do not expect these expenditures to have a material impact on our results of operations, financial position or cash flows.

Several regulatory initiatives positively impacted the earnings and future earnings potential for our Distribution segment.  See discussion of our Distribution segment’s regulatory initiative beginning on page 49.

IMPACT OF NEW ACCOUNTING STANDARDS

Information about the impact of new accounting standards is included in Note A of the Notes to Consolidated Financial Statements in this Annual Report:
•	references to accounting standards literature under the FASB Accounting Standards Codification;
•	presentation and disclosure requirements for noncontrolling interests;
•	enhanced disclosures about derivative instruments and hedging activities;
•	ASU 2010-06, “Improving Disclosures about Fair Value Measurements;”
•	enhanced disclosures about our postretirement benefit plan assets; and
•	disclosure of subsequent events review.
The above accounting standards did not or are not expected to have a material impact on our consolidated financial statements, results of operations or cash flows.

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

Fair Value Measurements - Determining Fair Value - We define fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date.  We use the market and income approaches to determine the fair value of our assets and liabilities and consider the markets in which the transactions are executed.  While many of the contracts in our portfolio are executed in liquid markets where price transparency exists, some contracts are executed in markets for which market prices may exist but the market may be relatively inactive.  This results in limited price transparency that requires management’s judgment and assumptions to estimate fair values.  Inputs into our fair value estimates include commodity exchange prices, over-the-counter quotes, volatility, historical correlations of pricing data and LIBOR and other liquid money market instrument rates.  We also utilize internally developed basis curves that incorporate observable and unobservable market data.  We validate our valuation inputs with third-party information and settlement prices from other sources, where available.  In addition, as prescribed by the income approach, we compute the fair value of our derivative portfolio by discounting the projected future cash flows from our derivative assets and liabilities to present value.  The interest rate yields used to calculate the present value discount factors are derived from LIBOR, Eurodollar futures and Treasury swaps.  The projected cash flows are then multiplied by the appropriate discount factors to determine the present value or fair value of our derivative instruments.  We also take into consideration the potential impact on market prices of liquidating positions in an orderly manner and over a reasonable period of time using current market conditions.  We consider current market data in evaluating counterparties’ nonperformance risk by using specific and sector bond yields and also monitor the credit default swap markets, net of collateral, as well as our own risk of nonperformance.  Although we use our best estimates to determine the fair value of the derivative contracts we have executed, the ultimate market prices realized could differ from our estimates, and the differences could be material.

Fair Value Hierarchy - We utilize a fair value hierarchy to prioritize inputs to valuation techniques based on observable and unobservable data and categorize the inputs into three levels, with the highest priority given to Level 1 and the lowest priority given to Level 3.  The levels are described below:
•	Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities;
•
Level 2 - Significant observable pricing inputs other than quoted prices included within Level 1 that are either directly or indirectly observable as of the reporting date.  Essentially, this represents inputs that are derived principally from or corroborated by observable market data; and

•
Level 3 - May include one or more unobservable inputs that are significant in establishing a fair value estimate.  These unobservable inputs are developed based on the best information available and may include our own internal data.

Determining the appropriate classification of our fair value measurements within the fair value hierarchy requires management’s judgment regarding the degree to which market data is observable or corroborated by observable market data.  Transfers in and out of Level 3 typically result from derivatives for which fair value is determined based on multiple inputs.  If prices change for a particular input from the previous measurement date to the current measurement date, the impact could result in the derivative being moved between Level 2 and Level 3, depending upon management’s judgment of the significance of the price change of that particular input to the total fair value of the derivative.

See Note C of the Notes to Consolidated Financial Statements in this Annual Report for more discussion of fair value measurements.

Derivatives, Accounting for Financially Settled Transactions and Risk Management Activities - We engage in wholesale energy marketing, retail marketing, trading and risk management activities.  We record all derivative instruments at fair value, with the exception of normal purchases and normal sales that are expected to result in physical delivery.

Market value changes result in a change in the fair value of our derivative instruments.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the nature of the risk being hedged and how effective the hedging instrument is.  If the derivative instrument does not qualify or is not designated as part of a hedging relationship, then we account for changes in fair value of the derivative in earnings as they occur.  Commodity price volatility may have a significant impact on the gain or loss in any given period.  For more information on fair value sensitivity and a discussion of the market risk of pricing changes, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

To reduce our exposure to fluctuations in natural gas, NGLs and condensate prices, we periodically enter into futures, forwards, options or swap transactions in order to hedge anticipated purchases and sales of natural gas, NGLs and condensate and fuel requirements.  Interest-rate swaps are also used to manage interest-rate risk.  Under certain conditions, we designate these derivative instruments as a hedge against our exposure to changes in fair values or cash flow.  For hedges of exposure to changes in cash flow, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of accumulated other comprehensive income (loss) and is subsequently recorded to earnings when the forecasted transaction affects earnings.  Any ineffectiveness of designated hedges is reported in earnings during the period the ineffectiveness occurs.  For hedges against our exposure in changes in fair value, the gain or loss on the derivative instrument is recognized in earnings during the period of change together with the offsetting gain or loss on the hedged item attributable to the risk being hedged.  We do not believe that changes in our fair value estimates of our derivative instruments have a material impact on our results of operations as the majority of our derivatives are accounted for as hedges for which ineffectiveness is not material.

Upon election, many of our purchase and sale agreements that otherwise would be required to follow the accounting for derivative instruments qualify as normal purchases and normal sales that result in physical delivery and are therefore exempt from fair value accounting treatment.

See Note D of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of derivatives and risk management activities.

Impairment of Goodwill, Long-lived Assets and Intangible Assets - We assess our goodwill and intangible assets with an indefinite useful life for impairment at least annually as of July 1.  There were no impairment charges resulting from our July 1, 2009, 2008 or 2007, impairment tests.

As part of our impairment test, an initial assessment is made by comparing the fair value of a reporting unit with its book value, including goodwill.  To estimate the fair value of our reporting units, we use two generally accepted valuation approaches, an income approach and a market approach.  Under the income approach, we use anticipated cash flows over a period of years plus a terminal value and discount these amounts to their present value using appropriate rates of return that are consistent with a market participant’s perspective.  Under the market approach, we apply multiples to forecasted cash flows.  The multiples used are consistent with a market participant’s perspective of historical asset transactions.  The forecasted cash flows are consistent with a market participant’s perspective of average forecasted cash flows for a reporting unit over a period of years.

Our estimates of fair value significantly exceeded the book value of our reporting units and our indefinite-lived intangible assets in our July 1, 2009, impairment test.  Even if the estimated fair values used in our July 1, 2009, impairment test were reduced by 10 percent, no impairment charges would have resulted.  The following table sets forth our goodwill, by segment, at both December 31, 2009 and 2008:

(Thousands of dollars)
ONEOK Partners	$433,537
Distribution	157,953
Energy Services	10,255
Other	1,099
Total goodwill	$602,844

See Notes A and F of the Note to Consolidated Financial Statements in this Annual Report for additional discussion of goodwill and related disclosures.

As part of our indefinite-lived intangible asset impairment test, we compare the estimated fair value of our indefinite-lived intangible assets with their book values.  The fair value of our indefinite-lived intangible assets is estimated using the market approach.  Under the market approach, we apply multiples to forecasted cash flows of the assets associated with our indefinite-lived intangible assets.  The multiples used are consistent with a market participant’s perspective of historical asset transactions.  We determined that there were no impairments to our indefinite-lived intangible assets in 2009 or 2008.

We had $427.7 million and $435.4 million of intangible assets recorded on our Consolidated Balance Sheets as of December 31, 2009 and 2008, respectively, of which $272.2 million and $279.8 million, respectively, was recorded in our ONEOK Partners segment.

We assess our long-lived assets, including intangible assets with a finite useful life, for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  In step one of the impairment test, the carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset.  If the carrying amount is not recoverable, we record an impairment loss equal to the difference between the carrying value and the fair value of the long-lived asset.  This type of analysis requires us to make assumptions and estimates regarding industry economic factors and the profitability of future business strategies.  We determined that there were no asset impairments in 2009, 2008 or 2007.

For the investments we account for under the equity method, the impairment test considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary.  Therefore, we periodically re-evaluate the amount at which we carry our equity method investments to determine whether current events or circumstances warrant adjustments to our carrying value.  We determined that there were no impairments to our investments in unconsolidated affiliates in 2009, 2008 or 2007.

Our impairment tests require the use of assumptions and estimates.  If actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may be exposed to an impairment charge.

Pension and Postretirement Employee Benefits - We have defined benefit retirement plans covering certain full-time employees.  We sponsor welfare plans that provide postretirement medical and life insurance benefits to certain employees who retire with at least five years of service.  Our actuarial consultant calculates the expense and liability related to these plans and uses statistical and other factors that attempt to anticipate future events.  These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases, age and employment periods.  In determining the projected benefit obligations and costs, assumptions can change from period to period and result in material changes in the costs and liabilities we recognize.  See Note K of the Notes to Consolidated Financial Statements in this Annual Report for additional information.

Assumed health care cost trend rates have a significant effect on the amounts reported for our health care plans.  A one-percentage point change in assumed health care cost trend rates would have the following effects.
	One-Percentage	One-Percentage
	Point Increase	Point Decrease
	(Thousands of dollars)
Effect on total of service and interest cost	$1,836	$(1,586)
Effect on postretirement benefit obligation	$20,518	$(17,803)

During 2009, we recorded net periodic benefit costs of $31.7 million related to our defined benefit pension plans and $26.1 million related to postretirement benefits.  We estimate that in 2010, we will record net periodic benefit costs of $32.6 million related to our defined benefit pension plans and $20.9 million related to postretirement benefits.  In determining our estimated expenses for 2010, we assumed an 8.50 percent expected return on plan assets and a discount rate of 6.00 percent.  A decrease in our expected return on plan assets to 8.25 percent would increase our 2010 estimated net periodic benefit costs by approximately $2.1 million for our defined benefit pension plans and would not have a significant impact on our postretirement benefit plan.  A decrease in our assumed discount rate to 5.75 percent would increase our 2010 estimated net periodic benefit costs by approximately $2.9 million for our defined benefit pension plans and would not have a significant impact on our postretirement benefit plan.  For 2010, we anticipate our total contributions to our defined benefit pension plans and postretirement benefit plan to be $43.3 million and $12.4 million, respectively, and the expected benefit payments for our postretirement benefit plan are estimated to be $15.4 million.

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures.  We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered, and an amount can be reasonably estimated.  We base our estimates on currently available facts and our estimates of the ultimate outcome or resolution.  Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remediation feasibility study.  Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.  Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no material effects upon earnings or cash flows during 2009, 2008 and 2007.  Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings.  See Note L of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of contingencies.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2009 vs. 2008		2008 vs. 2007
Financial Results	2009	2008	2007	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues	$11,111.6	$16,157.4	$13,477.4	$(5,045.8)	(31%)	$2,680.0	20%
Cost of sales and fuel	9,095.7	14,221.9	11,667.3	(5,126.2)	(36%)	2,554.6	22%
Net margin	2,015.9	1,935.5	1,810.1	80.4	4%	125.4	7%
Operating costs	837.1	776.9	761.5	60.2	8%	15.4	2%
Depreciation and amortization	289.0	243.9	228.0	45.1	18%	15.9	7%
Gain (loss) on sale of assets	4.8	2.3	1.9	2.5	*	0.4	21%
Operating income	$894.6	$917.0	$822.5	$(22.4)	(2%)	$94.5	11%
Equity earnings from investments	$72.7	$101.4	$89.9	$(28.7)	(28%)	$11.5	13%
Allowance for equity funds used during construction	$26.9	$50.9	$12.5	$(24.0)	(47%)	$38.4	*
Interest expense	$(300.8)	$(264.2)	$(256.3)	$36.6	14%	$7.9	3%
Net income attributable to noncontrolling interests	$(185.8)	$(288.6)	$(193.2)	$(102.8)	(36%)	$95.4	49%
Capital expenditures	$791.2	$1,473.1	$883.7	$(681.9)	(46%)	$589.4	67%
* Percentage change is greater than 100 percent.

2009 vs. 2008 - Energy markets were affected by lower commodity prices during 2009, compared with 2008.  The decrease in commodity prices had a direct impact on our revenues and cost of sales and fuel.  Net margin increased due primarily to the following:
•	increased net margin in our Energy Services segment, due primarily to:
-	increased transportation margins, net of hedging activities;
-	increased premium services margins;
-	increased storage and marketing margins, net of hedging activities; and
-	increased retail marketing margins;
•	increased net margin in our Distribution segment, due primarily to capital-recovery mechanisms and revenue rider recoveries; offset partially by
•	decreased net margin in our ONEOK Partners segment, due primarily to:
-	lower realized commodity prices and narrower NGL product price differentials; offset partially by
-
increased NGL volumes gathered, fractionated and transported, primarily associated with the completion of the Overland Pass Pipeline and related expansion projects, and the Arbuckle Pipeline, as well as new NGL supply connections;

-
increased natural gas transportation margins from the Guardian Pipeline expansion and extension that was completed in February 2009 and an increase in volumes contracted on Midwestern Gas Transmission in ONEOK Partners’ natural gas pipelines business; and

-	increased natural gas volumes processed and sold in our ONEOK Partners segment’s gathering and processing business.

Operating costs increased due primarily to higher employee-related costs, incremental costs associated with the operation of the Overland Pass Pipeline, the Arbuckle Pipeline and the expanded Bushton Plant fractionator, outside services expenses and general taxes related to the completed capital projects in our ONEOK Partners segment, and increased employee-related costs in our Distribution segment.  These increases were slightly offset by lower bad-debt expense in our Distribution segment.

Depreciation and amortization expense increased primarily as a result of ONEOK Partners’ completed capital projects.

Equity earnings from investments decreased due primarily to lower subscription volumes and rates on Northern Border Pipeline, of which ONEOK Partners owns a 50 percent interest.  Additionally, there was a gain on the sale of Bison Pipeline

LLC by Northern Border Pipeline in 2008.  Equity earnings from investments also decreased due to lower natural gas volumes gathered in ONEOK Partners’ various natural gas gathering and processing equity investments, whose assets are primarily located in the Powder River Basin of Wyoming.

Allowance for equity funds used during construction decreased due primarily to the completion of the Arbuckle Pipeline, the Overland Pass Pipeline and related expansion projects, and the Guardian Pipeline expansion and extension.

Interest expense increased due primarily to ONEOK Partners’ March 2009 debt issuance and a decrease in capitalized interest due to the completion of ONEOK Partners’ capital projects, offset partially by decreased borrowings by ONEOK.

Net income attributable to noncontrolling interests for 2009 and 2008 primarily reflects the remaining 54.9 percent and 52.3 percent, respectively, of ONEOK Partners that we do not own.  The decrease in net income attributable to noncontrolling interests was due to the decreased income of our ONEOK Partners segment.

Capital expenditures decreased due to the completion of the capital projects in our ONEOK Partners segment.

2008 vs. 2007 - Energy markets were affected by higher commodity prices during 2008, compared with 2007.  The increase in commodity prices had a direct impact on our revenues and cost of sales and fuel.  Net margin increased due primarily to the following:
•	increased net margin in our ONEOK Partners segment, due primarily to:
-	wider NGL product price differentials;
-	higher realized commodity prices;
-	incremental net margin associated with the assets acquired from Kinder Morgan; and
-	increased NGL gathering and fractionation volumes;
•	increased margin in our Distribution segment, due primarily to the implementation of new rate mechanisms; offset partially by
•	decreased margin in our Energy Services segment, due primarily to a decrease in storage and marketing margins and transportation margins, net of hedging activities.

Operating costs increased due primarily to incremental operating expenses associated with the assets acquired from Kinder Morgan, increased outside services primarily associated with scheduled maintenance activities at ONEOK Partners’ Medford, Oklahoma, and Mont Belvieu, Texas, fractionators, and chemical costs.  Operating costs also increased due to costs associated with the startup of the newly expanded Bushton, Kansas, fractionator and Overland Pass Pipeline, both in our ONEOK Partners segment.

Depreciation and amortization increased due primarily to the assets acquired from Kinder Morgan and depreciation expense associated with ONEOK Partners’ completed capital projects.  Additionally, our Distribution segment had an increase in depreciation and amortization, due primarily to additional investment in property, plant and equipment.

Equity earnings from investments increased due primarily to ONEOK Partners’ share of the gain on the sale of Bison Pipeline LLC by Northern Border Pipeline in 2008, and ONEOK Partners’ earnings related to higher gathering revenues in its natural gas gathering and processing business’ various investments, offset partially by reduced throughput on Northern Border Pipeline.

Allowance for equity funds used during construction and capital expenditures increased due to ONEOK Partners’ capital projects.

Interest expense increased due primarily to increased borrowings to fund ONEOK Partners’ capital projects.

Net income attributable to noncontrolling interests for 2008 and 2007 reflects the remaining 52.3 percent and 54.3 percent, respectively, of ONEOK Partners that we did not own.  The increase in 2008 is due to the increase in income for our ONEOK Partners segment, offset partially by our increased equity ownership interest in ONEOK Partners.

More information regarding our results of operations is provided in the following discussion of operating results for each of our segments.

ONEOK Partners

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for our ONEOK Partners segment for the periods indicated:
				Variances		Variances
	Years Ended December 31,			2009 vs. 2008		2008 vs. 2007
Financial Results	2009	2008	2007	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues	$6,474.5	$7,720.2	$5,831.6	$(1,245.7)	(16%)	$1,888.6	32%
Cost of sales and fuel	5,355.2	6,579.5	4,935.7	(1,224.3)	(19%)	1,643.8	33%
Net margin	1,119.3	1,140.7	895.9	(21.4)	(2%)	244.8	27%
Operating costs	411.3	371.8	337.4	39.5	11%	34.4	10%
Depreciation and amortization	164.1	124.8	113.7	39.3	31%	11.1	10%
Gain (loss) on sale of assets	2.7	0.7	2.0	2.0	*	(1.3)	(65%)
Operating income	$546.6	$644.8	$446.8	$(98.2)	(15%)	$198.0	44%

Equity earnings from investments	$72.7	$101.4	$89.9	$(28.7)	(28%)	$11.5	13%
Allowance for equity funds used during construction	$26.9	$50.9	$12.5	$(24.0)	(47%)	$38.4	*
Interest expense	$(206.0)	$(151.1)	$(138.9)	$54.9	36%	$12.2	9%
Capital expenditures	$615.7	$1,253.9	$709.9	$(638.2)	(51%)	$544.0	77%
* Percentage change is greater than 100 percent.

2009 vs. 2008 - Net margin decreased due primarily to the following:
•	a decrease of $106.0 million due to lower realized commodity prices in ONEOK Partners’ natural gas gathering and processing business; and
•	a decrease of $41.7 million due to narrower NGL product price differentials in ONEOK Partners’ natural gas liquids business; offset partially by
•
an increase of $68.7 million due to increased NGL volumes gathered, fractionated and transported, primarily associated with the completion of the Overland Pass Pipeline and related expansion projects, and the Arbuckle Pipeline, as well as new NGL supply connections in ONEOK Partners’ natural gas liquids business;

•
an increase of $38.8 million due to higher natural gas transportation margins from the Guardian Pipeline expansion and extension that was completed in February 2009 and an increase in volumes contracted on Midwestern Gas Transmission in ONEOK Partners’ natural gas pipelines business; and

•	an increase of $22.3 million due to higher volumes processed and sold in ONEOK Partners’ natural gas gathering and processing business.

Operating costs increased due primarily to higher employee-related costs, incremental costs associated with the operation of the Overland Pass Pipeline and related expansion projects, and the Arbuckle Pipeline and costs associated with the expanded Bushton Plant fractionator.

Depreciation and amortization expense increased primarily as a result of ONEOK Partners’ completed capital projects.

Equity earnings from investments decreased due primarily to lower subscription volumes and rates on Northern Border Pipeline.  Additionally, there was a gain on the sale of Bison Pipeline LLC by Northern Border Pipeline in the third quarter of 2008.  Equity earnings from investments also decreased due to lower natural gas volumes gathered in ONEOK Partners’ various natural gas gathering and processing equity investments whose assets are primarily located in the Powder River Basin of Wyoming.

Allowance for equity funds used during construction decreased due primarily to the completion of the Arbuckle Pipeline in July 2009, the Overland Pass Pipeline and related expansion projects, and the Guardian Pipeline expansion and extension that was placed in service in February 2009.

Interest expense increased due primarily to ONEOK Partners’ March 2009 debt issuance and a decrease in capitalized interest due to the completion of ONEOK Partners’ capital projects.

Capital expenditures decreased due primarily to the completions of ONEOK Partners’ capital projects.

2008 vs. 2007 - Net margin increased due primarily to the following:
•	an increase in ONEOK Partners’ natural gas liquids business due to the following:
-	an increase of $88.6 million due to more favorable NGL product price differentials;
-
an increase of $58.7 million due to increased volumes gathered, fractionated and transported, primarily resulting from increased volumes on the assets acquired from Kinder Morgan in October 2007, the completion of the Overland Pass Pipeline in the fourth quarter of 2008 and other new supply connections; offset partially by increased fuel costs associated with these higher volumes; and

-	an increase of $8.4 million in certain operational measurement gains, primarily at NGL storage caverns;
•	an increase in ONEOK Partners’ natural gas gathering and processing business due to the following:
-	an increase of $58.4 million due to higher realized commodity prices;
-	an increase of $11.9 million due to improved contractual terms;
-	an increase of $7.0 million due to higher volumes sold and processed; offset partially by
-	a decrease of $8.6 million due to a one-time favorable contract settlement that occurred in the fourth quarter of 2007; and
•
an increase of $11.7 million due to increased transportation and storage margins primarily as a result of the impact of higher natural gas prices on retained fuel, and new and renegotiated storage contracts in ONEOK Partners’ natural gas business.

Operating costs increased due primarily to incremental operating expenses associated with the assets acquired from Kinder Morgan, increased outside service costs primarily associated with scheduled maintenance activities at ONEOK Partners’ Medford, Oklahoma, and Mont Belvieu, Texas, fractionators, and chemical costs.  Operating costs also increased due to costs associated with the startup of ONEOK Partners’ newly expanded Bushton, Kansas, fractionator and Overland Pass Pipeline.

Depreciation and amortization increased due primarily to depreciation expense associated with ONEOK Partners’ completed capital projects and the assets acquired from Kinder Morgan.

Equity earnings from investments increased due primarily to higher gathering revenues in ONEOK Partners’ various investments, as well as an $8.3 million gain on the sale of Bison Pipeline LLC by Northern Border Pipeline in 2008, offset partially by reduced throughput on Northern Border Pipeline.  ONEOK Partners owns a 50 percent equity interest in Northern Border Pipeline.

Allowance for equity funds used during construction and capital expenditures increased due to ONEOK Partners’ capital projects.

Interest expense increased due primarily to increased borrowings to fund ONEOK Partners’ capital projects.

Selected Operating Information - The following table sets forth selected operating information for our ONEOK Partners segment for the periods indicated:

	Years Ended December 31,
Operating Information	2009	2008	2007
Natural gas gathered (BBtu/d) (a)	1,123	1,164	1,171
Natural gas processed (BBtu/d) (a)	658	641	621
Natural gas transportation capacity contracted (MMcf/d)	5,551	4,878	4,713
Transportation capacity subscribed	86%	83%	80%
Residue gas sales (BBtu/d) (a)	291	279	281
NGL sales (MBbl/d)	408	283	231
NGLs fractionated (MBbl/d)	481	389	356
NGLs transported-gathering lines (MBbl/d)	372	260	230
NGLs transported-distribution lines (MBbl/d)	459	331	240
Conway-to-Mont Belvieu OPIS average price differential
Ethane ($/gallon)	$0.11	$0.15	$0.06
Realized composite NGL sales prices ($/gallon) (a) (b)	$0.90	$1.26	$0.98
Realized condensate sales price ($/Bbl) (a) (b)	$78.35	$88.35	$67.11
Realized residue gas sales price ($/MMBtu) (a) (b)	$3.55	$7.53	$5.17
Realized gross processing spread ($/MMBtu) (a)	$6.63	$7.47	$5.21
(a) - Statistics relate to ONEOK Partners’ natural gas gathering and processing business.
(b) - Includes equity volumes only.

Distribution

Selected Financial Results - The following table sets forth certain selected financial results for our Distribution segment for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2009 vs. 2008		2008 vs. 2007
Financial Results	2009	2008	2007	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Gas sales	$1,713.3	$2,049.0	$1,976.3	$(335.7)	(16%)	$72.7	4%
Transportation revenues	87.6	87.3	87.3	0.3	0%	-	0%
Cost of gas	1,127.4	1,496.7	1,435.4	(369.3)	(25%)	61.3	4%
Net margin, excluding other revenues	673.5	639.6	628.2	33.9	5%	11.4	2%
Other revenues	42.5	41.3	35.4	1.2	3%	5.9	17%
Net margin	716.0	680.9	663.6	35.1	5%	17.3	3%
Operating costs	384.1	375.3	377.8	8.8	2%	(2.5)	(1%)
Depreciation and amortization	122.6	116.8	111.6	5.8	5%	5.2	5%
Gain (loss) on sale of assets	0.5	-	(0.1)	0.5	100%	0.1	100%
Operating income (loss)	$209.8	$188.8	$174.1	$21.0	11%	$14.7	8%
Capital expenditures	$157.5	$169.0	$162.0	$(11.5)	(7%)	$7.0	4%

2009 vs. 2008 - Net margin increased due primarily to the following:
•	an increase of $26.3 million resulting from capital-recovery mechanisms, which includes a $22.3 million increase in Oklahoma, a $3.0 million increase in Kansas and a $1.0 million increase in Texas;
•	an increase of $6.3 million in revenue rider recoveries; and
•	an increase of $1.9 million resulting from the implementation of new rate mechanisms in Texas; offset partially by
•	a decrease of $1.7 million due to lower sales volumes.

Operating costs increased due primarily to the following:
•	an increase of $20.8 million in employee-related costs; and
•	an increase of $3.4 million in property tax expense; offset partially by
•	a decrease of $10.3 million in bad-debt expense as a result of the authorized recovery of the fuel-related portion of bad debts in Oklahoma, effective January 2009; and
•	a decrease of $5.3 million in vehicle-related costs.

Depreciation and amortization expense increased due primarily to the following:
•	an increase of $4.8 million in regulatory amortization associated with previously deferred costs that have been approved for recovery in our revenues; and
•	an increase of $1.0 million in depreciation expense related to our investment in property, plant and equipment.

2008 vs. 2007 - Net margin increased due primarily to:
•	an increase of $15.7 million resulting from the implementation of new rate mechanisms, which includes a $12.4 million increase in Oklahoma and a $3.3 million increase in Texas; and
•	an increase of $2.2 million related to recovery of carrying costs for natural gas in storage.

Operating costs decreased due primarily to:
•	a decrease of $4.3 million in employee-related costs; and
•	a decrease of $1.0 million in bad debt expense; offset partially by
•	an increase of $2.4 million in fuel-related vehicle costs.

Depreciation and amortization increased due primarily to:
•	an increase of $4.0 million in depreciation expense related to our investment in property, plant and equipment; and
•	an increase of $1.2 million of regulatory amortization associated with revenue rider recoveries.

Capital Expenditures - Our capital expenditure program includes expenditures for extending service to new areas, modifications to customer service lines, increasing system capabilities, general replacements and improvements.  It is our practice to maintain and upgrade facilities to ensure safe, reliable and efficient operations.  Our capital expenditure program included $37.3 million, $51.8 million and $50.6 million for new business development in 2009, 2008 and 2007, respectively.

Capital expenditures decreased for 2009, compared with the same periods last year, primarily as a result of lower spending on growth projects due to the economic slowdowns experienced in our service territories during 2009.

Selected Operating Information - The following tables set forth certain selected operating information for our Distribution segment for the periods indicated:

	Years Ended December 31,
Volumes (MMcf)	2009	2008	2007
Gas sales
Residential	120,370	125,834	121,587
Commercial	35,414	37,758	37,295
Industrial	1,208	1,395	1,758
Wholesale	10,032	7,186	13,231
Public Authority	2,673	2,592	2,679
Total volumes sold	169,697	174,765	176,550
Transportation	201,952	219,398	204,049
Total volumes delivered	371,649	394,163	380,599

	Years Ended December 31,
Net margin, excluding other revenues	2009	2008	2007
Gas Sales	(Millions of dollars)
Residential	$473.8	$444.0	$440.9
Commercial	105.1	101.3	99.5
Industrial	2.5	2.6	2.3
Wholesale	0.4	0.6	1.2
Public Authority	4.1	3.8	3.7
Net margin on gas sales	585.9	552.3	547.6
Transportation margin	87.6	87.3	80.6
Net margin, excluding other revenues	$673.5	$639.6	$628.2

	Years Ended December 31,
Number of Customers	2009	2008	2007
Residential	1,901,782	1,886,118	1,876,054
Commercial	156,337	159,748	160,517
Industrial	1,343	1,420	1,455
Wholesale	27	28	27
Public Authority	2,740	2,963	2,952
Transportation	10,410	10,376	9,762
Total customers	2,072,639	2,060,653	2,050,767
Residential volumes decreased during 2009, compared with 2008, due to warmer temperatures across our entire service territory; however, the impact on margin decreases was moderated by weather-normalization mechanisms.

Residential volumes increased during 2008, compared with 2007, due primarily to colder temperatures in our Oklahoma and Kansas service territories; however, the impact on margin increases was moderated by weather-normalization mechanisms.

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

In August 2009, Oklahoma Natural Gas filed the 2009 CIM application with the OCC increasing the level of recoveries to $17.3 million through the CIM rider.  In November 2009, the OCC approved a final order to authorize the CIM recoveries of $17.3 million earned in 2009, which will be collected from customers beginning in January 2010.  The impact from the OCC order was an increase in revenues of $17.3 million in 2009.

In December 2008, the OCC issued a final order authorizing Oklahoma Natural Gas to defer the fuel-related portion of bad debts for recovery in the purchased-gas adjustment mechanism.  The associated deferrals began in January 2009 and are expected to be recovered in the monthly purchased-gas cost-adjustment mechanism in 2010.

In 2005, the OCC authorized Oklahoma Natural Gas’ transmission pipeline Integrity Management Program (IMP), intended to comply with the Federal Pipeline Safety Improvement Act of 2002.  An IMP application was filed at the OCC in January  2009, requesting recovery of all costs incurred, deferred and not recovered (inclusive of operations and maintenance expense, depreciation, property taxes and a rate of return) through base rates associated with IMP deferrals for 2008 and annual true-ups associated with the prior recovery period.  In June 2009, the OCC approved this application for recovery of $10.5 million in IMP costs.

In May 2009, the OCC approved Oklahoma Natural Gas and the OCC Staff’s joint application for a performance-based rate change mechanism.  A performance-based rate structure shares efficiency savings with customers, alleviates the need for multiple tariff filings, saving ratepayers the cost of such frequent filings, and allows for timely oversight of Oklahoma Natural Gas’ capital investment decisions.

In June 2009, Oklahoma Natural Gas filed an application with the OCC requesting an increase of approximately $66.1 million in base rates, which includes existing riders that would effectively reduce the requested rate increase to a net amount of $37.6 million.  On October 28, 2009, Oklahoma Natural Gas, the OCC Staff, the Oklahoma Attorney General and other intervening parties signed and filed a Stipulation Settlement in this case.  In December 2009, the Commission approved a rate increase of $54.5 million, which includes existing riders that would effectively reduce the rate increase to a net amount of $25.7 million, and the new rates went into effect on December 18, 2009.  The estimated impact on 2010 operating income is $14 million.

On January 27, 2010, Oklahoma Natural Gas filed an application and supporting testimony requesting recovery of the IMP deferral for 2009 and annual adjustments associated with the prior recovery period in the amount of $15.7 million.

Kansas - In December 2008, the KCC approved Kansas Gas Service’s request to impose a surcharge designed to annually collect approximately $2.9 million in costs associated with its Gas System Reliability Surcharge (GSRS) mechanism.  The GSRS mechanism allows natural gas utilities to earn a return and recover carrying costs associated with investments made to comply with state and federal pipeline safety requirements or costs to relocate existing facilities pursuant to requests made by a government entity.  The authorized GSRS collections were billed effective with customer billings on January 1, 2009.

In December 2009, the KCC approved Kansas Gas Service’s application to increase the GSRS, resulting in a $3.9 million increase in operating income for 2010, effective with customer billings in January 2010.

In September 2009, the KCC authorized us to defer the difference between current GAAP pension and post retirement expenses and the level of these expenses incorporated in base rates as either a regulatory asset or liability.  In conjunction with the deferral, we are required to fund the applicable amount of our pension and post retirement costs.  Amortization and recovery of the accumulated deferrals will begin with the effective date of our next rate change and will continue for a period not to exceed five years.  The impact from the KCC order was a decrease in operating expenses of $3.0 million for 2009.

In December 2009, Kansas Gas Service filed an application with the KCC to become an Efficiency Kansas Loan Program utility partner, contingent upon the commission approving a rate mechanism that would recover losses from declining sales and an energy conservation rider to recover program costs.

Texas - In June 2009, Austin and the surrounding cities in our central Texas service area approved an increase in base rates of $1.1 million and a $5.0 million decrease in depreciation and amortization expense, plus recovery of the fuel-related portion of bad debts and carrying costs for natural gas in storage.  The new rates were effective July 2009.

In August 2009, the cities of the Rio Grande Valley service area approved an increase in base rates of $1.3 million and a $1.6 million decrease in depreciation and amortization expense, plus recovery of the fuel-related portion of bad debts.  The new rates were effective September 2009.

In December 2009, Texas Gas Service filed a statement of intent to increase rates in its El Paso service area by $7.3 million.  If approved, new rates will become effective by May 2010.

General - Certain costs to be recovered through the ratemaking process have been capitalized as regulatory assets.  Should recovery cease due to regulatory actions, certain of these assets may no longer meet the criteria for recognition and accordingly, a write-off of regulatory assets and stranded costs may be required.  There were no write-offs of regulatory assets resulting from the failure to meet the criteria for capitalization during 2009 or 2008.

Energy Services

Selected Financial Results - The following table sets forth certain selected financial results for our Energy Services segment for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2009 vs. 2008		2008 vs. 2007
Financial Results	2009	2008	2007	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues	$3,595.5	$7,585.8	$6,629.4	$(3,990.3)	(53%)	$956.4	14%
Cost of sales and fuel	3,417.9	7,475.1	6,382.0	(4,057.2)	(54%)	1,093.1	17%
Net margin	177.6	110.7	247.4	66.9	60%	(136.7)	(55%)
Operating costs	41.7	35.6	39.9	6.1	17%	(4.3)	(11%)
Depreciation and amortization	0.6	0.9	2.1	(0.3)	(33%)	(1.2)	(57%)
Gain on sale of assets	-	1.5	-	(1.5)	(100%)	1.5	100%
Operating income	$135.3	$75.7	$205.4	$59.6	79%	$(129.7)	(63%)
Capital expenditures	$0.1	$0.1	$0.2	$-	0%	$(0.1)	(50%)

The following table shows our margins by activity for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Marketing, storage and transportation, gross	$367.7	$313.4	$409.1	$54.3	17%	$(95.7)	(23%)
Storage and transportation costs	211.2	219.8	191.9	(8.6)	(4%)	27.9	15%
Marketing, storage and transportation, net	156.5	93.6	217.2	62.9	67%	(123.6)	(57%)
Retail marketing, net	18.0	14.8	14.0	3.2	22%	0.8	6%
Financial trading, net	3.1	2.3	16.2	0.8	35%	(13.9)	(86%)
Net margin	$177.6	$110.7	$247.4	$66.9	60%	$(136.7)	(55%)

Marketing, storage and transportation, gross, primarily includes marketing, purchases and sales, premium services and the impact of cash flow and fair value hedges, and other derivative instruments used to manage our risk associated with these activities.  Storage and transportation costs primarily include the cost of leasing capacity, storage injection and withdrawal fees, fuel charges and gathering fees.  Risk management and operational decisions have an impact on the net result of our marketing, premium services and storage activities.  We evaluate our strategies on an ongoing basis to optimize the value of our contracted assets and to minimize the financial impact of market conditions on the services we provide.

Retail marketing includes net margin from providing physical marketing, supply services and risk management services to residential, municipal, and small commercial and industrial customers.

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

2009 vs. 2008 - Net margin increased due primarily to the following:
•
an increase of $41.3 million in transportation margins, net of hedging activities, due primarily to higher realized Rocky Mountain-to-Mid-Continent transportation margins, resulting from the following:

-	realization of more favorable hedges related to transportation spreads; and
-	favorable unrealized fair-value changes on non-qualifying economic hedge activity and ineffectiveness on qualified hedges;
•
an increase of $13.9 million in premium services, primarily associated with managing our demand load, due to warmer weather in the first quarter of 2009, offset partially by increased peaking demand load due to colder than normal weather in the fourth quarter of 2009;

•	an increase of $7.8 million in storage and marketing margins, net of hedging activities, due primarily to the following:
-	favorable unrealized fair value changes on non-qualifying economic hedge activity and marketing margin; and
-	the impact of a lower of cost or market inventory write-down of $9.7 million in the third quarter 2008; offset partially by
-	lower realized seasonal storage differentials; and
•	an increase of $3.2 million in retail marketing margins.

Operating costs increased due to higher legal-related costs and employee-related costs.

2008 vs. 2007 - Net margin decreased due primarily to the following:
•
a net decrease of $40.3 million in transportation margins, net of hedging activities, due primarily to decreased basis differentials between the Rocky Mountain and Mid-Continent regions, and increased transportation-related costs in 2008;

•	a decrease of $13.9 million in financial trading margins;
•	a decrease of $3.4 million in premium services, primarily due to colder than anticipated weather and market conditions that increased supply costs of providing these services; and
•	a net decrease of $79.9 million in storage and marketing margins, net of hedging activities, due primarily to:
-	hedging opportunities associated with weather-related events that led to higher storage margins in 2007 compared with 2008;
-	lower 2008 storage margins related to storage risk management positions and the impact of changes in natural gas prices on these positions; and
-	fewer opportunities to optimize storage capacity due to the significant decline in natural gas prices in the second half of 2008;
-	the impact of a lower of cost or market inventory write-down of $9.7 million in the third quarter of 2008; offset partially by
-
changes in the unrealized fair value of derivative instruments associated with storage and marketing activities and improved marketing margins, which benefited from price movements and optimization activities.

Operating costs decreased due primarily to lower employee-related costs.

Selected Operating Information - The following table sets forth certain selected operating information for our Energy Services segment for the periods indicated:

	Years Ended December 31,
Operating Information	2009	2008	2007
Natural gas marketed (Bcf)	1,107	1,160	1,191
Natural gas gross margin ($/Mcf)	$0.14	$0.07	$0.19
Physically settled volumes (Bcf)	2,222	2,359	2,370

Our natural gas in storage at December 31, 2009, was 60.8 Bcf, compared with 81.9 Bcf at December 31, 2008.  At December 31, 2009, our total natural gas storage capacity under lease was 82.8 Bcf, with maximum withdrawal capability of 2.3 Bcf/d and maximum injection capability of 1.4 Bcf/d.  Our current natural gas transportation capacity is 1.7 Bcf/d.

Natural gas volumes marketed decreased during 2009, compared with 2008, due primarily to significantly warmer weather in November 2009, compared with 2008.  In addition, during the first quarter of 2009, compared with the first quarter 2008, we experienced fewer incremental sales from inventory beyond our normal baseload due to warmer than normal temperatures.

Natural gas volumes marketed decreased during 2008, compared with 2007, due to increased injections in the third quarter of 2008.  In addition, demand for natural gas was impacted by weather-related events in the third quarter of 2008, including warmer weather and demand disruption caused by Hurricane Ike.

Contingencies

Legal Proceedings - We are a party to various litigation matters and claims that are normal in the course of our operations.  While the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or liquidity.  Additional information about our legal proceedings is included under Part I, Item 3, Legal Proceedings, in this Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

General - Part of our strategy is to grow through internally generated growth projects and acquisitions that strengthen and complement our existing assets.  ONEOK and ONEOK Partners have relied primarily on operating cash flow, commercial paper, bank credit facilities, debt issuances and/or the sale of equity for their liquidity and capital resource requirements.  ONEOK and ONEOK Partners fund their operating expenses, debt service, dividends to shareholders and distributions to unitholders primarily with operating cash flow.  We expect to continue to use these sources for liquidity and capital resource needs on both a short- and long-term basis.  Neither ONEOK or ONEOK Partners guarantees the debt or other similar commitments to unaffiliated parties, and ONEOK does not guarantee the debt or other similar commitments of ONEOK Partners.

During 2009, the capital markets improved significantly from year-end 2008.  Throughout 2009 and continuing in 2010, ONEOK had access to the commercial paper markets to meet its short-term funding needs, and continued to have access to the ONEOK Credit Agreement which expires in July 2011.  ONEOK Partners continued to have access to the ONEOK Partners Credit Agreement, which was adequate to fund its short-term liquidity needs and expires in March 2012.  ONEOK Partners was able to access the public debt and equity markets to meet its long-term financing needs for 2009.

We expect a moderate economic recovery in 2010, with inflationary pressures beginning in 2011.  Although recent volatility in the financial markets could limit our access to financial markets or increase our cost of capital in the future, we anticipate improved credit markets during 2010, compared with 2009.  ONEOK’s and ONEOK Partners’ ability to continue to access capital markets for debt and equity financing under reasonable terms depends on our and ONEOK Partner’s respective financial condition and credit ratings, and market conditions.  ONEOK and ONEOK Partners anticipate that cash flow generated from operations, existing capital resources and ability to obtain financing will enable both to maintain current levels of operations and planned operations, collateral requirements and capital expenditures.

Capitalization Structure - The following table sets forth our capitalization structure for the periods indicated:

	December 31,	December 31,
	2009	2008
Long-term debt	57%	67%
Equity	43%	33%

Debt (including notes payable)	61%	76%
Equity	39%	24%

For purposes of determining compliance with financial covenants in the ONEOK Credit Agreement, which are described below, the debt of ONEOK Partners is excluded.  The following table sets forth ONEOK’s capitalization structure, excluding the debt of ONEOK Partners, for the periods indicated:

	December 31,	December 31,
	2009	2008
Long-term debt	41%	44%
Equity	59%	56%

Debt (including notes payable)	46%	59%
Equity	54%	41%

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

Short-term Liquidity - ONEOK’s principal sources of short-term liquidity consist of cash generated from operating activities, quarterly distributions from ONEOK Partners and the ONEOK Credit Agreement as discussed below.  ONEOK also has a commercial paper program that can be utilized for short-term liquidity needs, and to the extent commercial paper is unavailable, the ONEOK Credit Agreement may be utilized.  ONEOK Partners’ principal sources of short-term liquidity consist of cash generated from operating activities and borrowings under the ONEOK Partners Credit Agreement.

The total amount of short-term borrowings authorized by ONEOK’s Board of Directors is $2.5 billion.  At December 31, 2009, ONEOK had $358.9 million commercial paper outstanding, $37.0 million letters of credit issued under the ONEOK Credit Agreement and available cash and cash equivalents of approximately $26.2 million.  ONEOK had $804.1 million of credit available at December 31, 2009, under the ONEOK Credit Agreement.  The amount of credit available under committed bank lines decreased by $400 million when ONEOK’s 364-day revolving credit facility dated August 6, 2008, expired on August 5, 2009.  As of December 31, 2009, ONEOK could have issued $2.9 billion of additional short- and long-term debt under the most restrictive provisions contained in its various borrowing agreements.

The total amount of short-term borrowings authorized by the Board of Directors of ONEOK Partners GP, the general partner of ONEOK Partners, is $1.5 billion.  At December 31, 2009, ONEOK Partners had $523 million in borrowings outstanding under the ONEOK Partners Credit Agreement and available cash and cash equivalents of approximately $3.2 million.  As of December 31, 2009, ONEOK Partners’ borrowing capacity was limited to $367.1 million of additional short- and long-term debt under the most restrictive provisions of the ONEOK Partners Credit Agreement.  At December 31, 2009, ONEOK Partners had a total of $24.2 million in letters of credit issued outside the ONEOK Partners Credit Agreement.

The ONEOK Credit Agreement contains certain financial, operational and legal covenants.  These requirements include, among others:
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

The debt covenant calculations in the ONEOK Credit Agreement exclude the debt of ONEOK Partners.  Upon breach of any covenant by ONEOK, amounts outstanding under the ONEOK Credit Agreement may become immediately due and payable.  At December 31, 2009, ONEOK’s stand-alone debt-to-capital ratio, as defined by the ONEOK Credit Agreement, was 45.4 percent, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement.

Under the ONEOK Partners Credit Agreement, ONEOK Partners is required to comply with certain financial, operational and legal covenants.  Among other things, these requirements include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in ONEOK Partners’ Credit Agreement, as adjusted for all non-cash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5 to 1.  If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will be increased to 5.5 to 1 for the three calendar quarters following the acquisition.  Upon any breach of any covenant by ONEOK Partners in its ONEOK Partners Credit Agreement, amounts outstanding under the ONEOK Partners Credit Agreement may become immediately due and payable.  At December 31, 2009, ONEOK

Partners’ ratio of indebtedness to adjusted EBITDA was 4.5 to 1, and ONEOK Partners was in compliance with all covenants under the ONEOK Partners Credit Agreement.

At December 31, 2009, the average interest rate on ONEOK and ONEOK Partners short-term debt outstanding was 0.3 percent and 0.54 percent, respectively, and the weighted-average for the year ended December 31, 2009, was 1.26 percent and 2.13 percent, respectively.  Based on the forward LIBOR curve, we expect the interest rates on ONEOK and ONEOK Partners’ short-term borrowings to increase in 2010, compared with interest rates on amounts outstanding at December 31, 2009.

Long-term Financing - In addition to the principal sources of short-term liquidity discussed above, options available to ONEOK to meet its longer-term cash requirements include the issuance of equity, issuance of long-term notes, issuance of convertible debt securities, asset securitization and the sale and leaseback of facilities.  Options available to ONEOK Partners to meet its longer-term cash requirements include the issuance of common units, issuance of long-term notes, issuance of convertible debt securities, and asset securitization and sale and leaseback of facilities.

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

ONEOK Partners Equity Issuances - In July 2009, ONEOK Partners completed an underwritten public offering of 5,486,690 common units, including the partial exercise by the underwriters of their over-allotment option, at $45.81 per common unit, generating net proceeds of approximately $241.6 million.  In conjunction with the offering, ONEOK Partners GP contributed an aggregate of $5.1 million to ONEOK Partners in order to maintain its 2 percent general partner interest.  ONEOK Partners used the proceeds from the sale of common units and the general partner contributions to repay borrowings under the ONEOK Partners Credit Agreement and for general partnership purposes.  As a result of these transactions, our interest in ONEOK Partners was 45.1 percent.

In February 2010, ONEOK Partners completed an underwritten public offering of 5,500,900 common units, including the partial exercise by the underwriters of their over-allotment option, at $60.75 per common unit, generating net proceeds of approximately $322.6 million.  In conjunction with the offering, ONEOK Partners GP contributed $6.8 million in order to maintain its 2 percent general partner interest.  ONEOK Partners used the proceeds from the sale of common units and the general partner contribution to repay borrowings under the ONEOK Partners Credit Agreement and for general partnership purposes.  As a result of these transactions, we hold a 42.8 percent aggregate equity interest in ONEOK Partners.

ONEOK Partners Debt Issuance - In March 2009, ONEOK Partners completed an underwritten public offering of $500 million aggregate principal amount of 8.625 percent Senior Notes due 2019 (the 2019 Notes).  ONEOK Partners used the net proceeds of approximately $494.3 million from the offering to repay indebtedness outstanding under the ONEOK Partners Credit Agreement. For more information regarding the 2019 Notes, refer to discussion in Note I of the Notes to Consolidated Financial Statements in this Annual Report.

Debt Covenants - The terms of the 2019 Notes are governed by an indenture, dated as of September 25, 2006, between ONEOK Partners and Wells Fargo Bank, N.A., as trustee, as supplemented by the Fifth Supplemental Indenture, dated March 3, 2009 (Indenture).  The Indentures does not limit the aggregate principal amount of debt securities that may be issued and provides that debt securities may be issued from time to time in one or more additional series.  The Indenture contains covenants including, among other provisions, limitations on ONEOK Partners’ ability to place liens on its property or assets and to sell and lease back its property.

ONEOK Partners’ $250 million and $225 million senior notes, due June 15, 2010, and March 15, 2011, respectively, contain provisions that require ONEOK Partners to offer to repurchase the senior notes at par value if its Moody’s or S&P credit rating falls below investment grade (Baa3 for Moody’s or BBB- for S&P) and the investment-grade rating is not reinstated within a period of 40 days; however, once the $250 million 2010 senior notes have been retired, whether by maturity, redemption or otherwise, ONEOK Partners will no longer have any obligation to offer to repurchase the $225 million 2011 senior notes in the event its credit rating falls below investment grade.  Further, the indentures governing ONEOK Partners’ senior notes due 2010 and 2011 include an event of default upon acceleration of other indebtedness of $25 million or more and the indentures governing the senior notes due 2012, 2016, 2019, 2036 and 2037 include an event of default upon the acceleration of other indebtedness of $100 million or more that would be triggered by such an offer to repurchase.  Such an event of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding senior notes due 2010, 2011, 2012, 2016, 2019, 2036 and 2037 to declare those notes immediately due and payable in full.

ONEOK Partners may redeem the notes due 2012, 2016, 2019, 2036 and 2037, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium.  The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date.  The notes due 2012, 2016, 2019, 2036 and 2037 are senior unsecured obligations, ranking equally in right of payment with all of ONEOK Partners’ existing and future unsecured senior indebtedness, and effectively junior to all of the existing and future debt and other liabilities of any non-guarantor subsidiaries, and are nonrecourse to ONEOK.

Capital Expenditures - ONEOK’s and ONEOK Partners’ capital expenditures are typically financed through operating cash flows, short- and long-term debt and the issuance of equity.  Total capital expenditures were $791.2 million, $1,473.1 million and $883.7 million for 2009, 2008 and 2007, respectively, exclusive of acquisitions.  Of these amounts, ONEOK Partners’ capital expenditures were $615.7 million, $1,253.9 million and $709.9 million for 2009, 2008 and 2007, respectively, exclusive of acquisitions.  Our capital expenditures are driven primarily by ONEOK Partners’ capital projects discussed beginning on page 38.

Capital expenditures in 2009 were significantly less than 2008 capital expenditures, due primarily to the completion of the Arbuckle Pipeline, the Overland Pass Pipeline and related expansion projects, the Williston Basin gas processing plant expansion and the Guardian Pipeline expansion and extension.  The following table sets forth our 2010 projected capital expenditures, excluding AFUDC:

2010 Projected Capital Expenditures
(Millions of dollars)
ONEOK Partners	$362
Distribution	217
Other	24
Total projected capital expenditures	$603

Investment in Northern Border Pipeline - During 2009, ONEOK Partners made equity contributions of $42.3 million to Northern Border.  ONEOK Partners does not anticipate making any material equity contributions in 2010.

Overland Pass Pipeline Company - A subsidiary of ONEOK Partners owns 99 percent of Overland Pass Pipeline Company and operates the pipeline.  On or before November 17, 2010, Williams has the option to increase its ownership in Overland Pass Pipeline Company up to a total of 50 percent, with the purchase price being determined in accordance with the joint venture’s operating agreement.

Credit Ratings - Our credit ratings as of December 31, 2009, are shown in the table below:

	ONEOK		ONEOK Partners
Rating Agency	Rating	Outlook	Rating	Outlook
Moody’s	Baa2	Stable	Baa2	Stable
S&P	BBB	Stable	BBB	Stable

ONEOK’s commercial paper is rated P2 by Moody’s and A2 by S&P.  ONEOK’s and ONEOK Partners’ credit ratings, which are currently investment grade, may be affected by a material change in financial ratios or a material event affecting the business.  The most common criteria for assessment of credit ratings are the debt-to-capital ratio, business risk profile, pretax and after-tax interest coverage, and liquidity.  ONEOK and ONEOK Partners do not currently anticipate their respective credit ratings to be downgraded.  However, if our credit ratings were downgraded, the interest rates on our commercial paper borrowings and borrowings under the ONEOK Credit Agreement would increase, and we could potentially lose access to the commercial paper market.  Likewise, ONEOK Partners would see increased borrowing costs under the ONEOK Partners Credit Agreement.  In the event that ONEOK is unable to borrow funds under its commercial paper program and there has not been a material adverse change in its business, ONEOK would continue to have access to the ONEOK Credit Agreement, which expires in July 2011.  An adverse rating change alone is not a default under the ONEOK Credit Agreement or the ONEOK Partners Credit Agreement but could trigger repurchase obligations with respect to certain ONEOK Partners’ long-term debt.  See additional discussion about our credit ratings under “Debt Covenants.”

If ONEOK Partners’ repurchase obligations are triggered, it may not have sufficient cash on hand to repurchase and repay any accelerated senior notes, which may cause it to borrow money under its credit facilities, seek alternative financing sources or sell assets to finance the repurchases and repayment.  ONEOK Partners could also face difficulties accessing capital or its borrowing costs could increase, impacting its ability to obtain financing for acquisitions or capital expenditures, to refinance indebtedness and to fulfill its debt obligations.

Our Energy Services segment relies upon the investment-grade rating of ONEOK’s senior unsecured long-term debt to reduce its collateral requirements.  If ONEOK’s credit ratings were to decline below investment grade, our ability to participate in energy marketing and trading activities could be significantly limited.  Without an investment-grade rating, we may be required to fund margin requirements with our counterparties with cash, letters of credit or other negotiable instruments.  At December 31, 2009, we could have been required to fund approximately $26.9 million in margin requirements related to financial contracts upon such a downgrade.  A decline in ONEOK’s credit rating below investment grade may also significantly impact other business segments.

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

In the normal course of business, ONEOK’s and ONEOK Partners’ counterparties provide secured and unsecured credit.  In the event of a downgrade in ONEOK’s or ONEOK Partners’ credit ratings or a significant change in ONEOK’s or ONEOK Partners’ counterparties’ evaluation of our creditworthiness, ONEOK or ONEOK Partners could be required to provide additional collateral in the form of cash, letters of credit or other negotiable instruments as a condition of continuing to conduct business with such counterparties.

Commodity Prices - We are subject to commodity price volatility.  Significant fluctuations in commodity prices may impact our overall liquidity due to the impact commodity price changes have on our cash flows from operating activities, including the impact on working capital for NGLs and natural gas held in storage, margin requirements and certain energy-related receivables.  We believe that ONEOK’s and ONEOK Partners’ available credit and cash and cash equivalents are adequate to meet liquidity requirements associated with commodity price volatility.  See discussion beginning on page 62 under “Commodity Price Risk” in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for information on our hedging activities.

Pension and Postretirement Benefit Plans - Information about our pension and postretirement benefits plans, including anticipated contributions, is included under Note K of the Notes to Consolidated Financial Statements in this Annual Report.

General market factors in 2009 negatively impacted the funded status of our plan, and as a result, we made contributions to our pension plans of $77.3 million during 2009.  We do not expect that our funding requirements in 2010 will have a material impact on our liquidity.

ENVIRONMENTAL MATTERS

Information about our environmental matters is included in “Environmental and Safety Matters” of Item 1, Business and Note L of the Notes to Consolidated Financial Statements in this Annual Report.  We cannot assure that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us.  Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations.  Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no material effects upon earnings or cash flows during 2009, 2008 and 2007.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$1,452.7	$475.7	$1,029.6	$977.0	*	$(553.9)	(54%)
Investing activities	(787.8)	(1,454.3)	(1,151.8)	666.5	46%	(302.5)	(26%)
Financing activities	(1,145.6)	1,469.6	73.0	(2,615.2)	*	1,396.6	*
Change in cash and cash equivalents	(480.7)	491.0	(49.2)	(971.7)	*	540.2	*
Cash and cash equivalents at beginning of period	510.1	19.1	68.3	491.0	*	(49.2)	(72%)
Cash and cash equivalents at end of period	$29.4	$510.1	$19.1	$(480.7)	(94%)	$491.0	*
* Percentage change is greater than 100 percent.

Operating Cash Flows - Operating cash flows are affected by earnings from our business activities.  We provide services to producers and consumers of natural gas, condensate and NGLs.  Changes in commodity prices and demand for our services or products, whether because of general economic conditions, changes in demand for the end products that are made with our products or increased competition from other service providers, could affect our earnings and operating cash flows.

2009 vs. 2008 - Cash flows from operating activities, before changes in operating assets and liabilities, were $974.3 million for 2009, compared with $991.0 million for 2008.  The decrease was due primarily to lower realized commodity prices and narrower NGL product price differentials in our ONEOK Partners segment, offset partially by increased NGL volumes gathered, fractionated and transported, primarily associated with the completion of the Overland Pass Pipeline and related expansion projects, and the Arbuckle Pipeline, as well as new NGL supply connections in our ONEOK Partners segment, and increased transportation margins, net of hedging activities, in our Energy Services segment.

The changes in operating assets and liabilities increased operating cash flows $478.4 million for 2009, compared with a decrease of $515.3 million for 2008, primarily as a result of the following:
• a decrease in cash collateral and margin requirements in our Energy Services segment;
• the impact of commodity prices on our operating assets and liabilities; and
• the timing of cash receipts from our revenues resulting in increased accounts receivable; offset partially by
        • the timing of payments for purchases of commodities and other expenses resulting in increased accounts payable.

2008 vs. 2007 - Cash flows from operating activities, before changes in operating assets and liabilities, were $991.0 million for 2008, compared with $826.0 million for 2007.  The increase was due primarily to higher realized commodity prices and wider NGL product price differentials in our ONEOK Partners segment and implementation of new rate mechanisms in our Distribution segment.

The changes in operating assets and liabilities decreased operating cash flows $515.3 million for 2008, compared with an increase of $203.6 million for 2007, primarily as a result of the following:
• the timing of cash receipts from our revenues resulting in decreased accounts receivable;
• the timing of payments for purchases of commodities and other expenses resulting in decreased accounts payable; and
• the changes in volumes of commodities in storage.

Investing Cash Flows - Cash used in investing activities decreased for 2009, compared with 2008, due primarily to reduced capital expenditures as a result of the completion of the Arbuckle Pipeline and Overland Pass Pipeline and related expansion projects, the Williston Basin gas processing plant expansion and the Guardian Pipeline expansion and extension in our ONEOK Partners segment.  Cash used in investing activities increased for 2008, compared with 2007, due primarily to increased spending for our capital projects.

Financing Cash Flows - Net repayments of notes payable were $1.4 billion during 2009, compared with net borrowings of $2.1 billion for 2008 and net borrowings of $196.6 million for 2007.  Due to volatility in the credit markets in late 2008, ONEOK and ONEOK Partners borrowed under their available credit facilities to fund their respective working capital requirements in late 2008 and the first part of 2009.

During 2009, ONEOK Partners completed a public offering of common units generating net proceeds of approximately $241.6 million.  ONEOK Partners used the proceeds to repay borrowings under the ONEOK Partners Credit Agreement and for general partnership purposes.  During 2008, ONEOK Partners’ public sale of 2.6 million common units generated net proceeds of approximately $147.0 million.  ONEOK Partners used a portion of the proceeds to repay borrowings under the ONEOK Partners Credit Agreement.

In March 2009, ONEOK Partners completed an underwritten public offering of senior notes and received proceeds totaling approximately $498.3 million, net of discounts but before offering expenses.  ONEOK Partners used the net proceeds from the notes to repay borrowings under the ONEOK Partners Credit Agreement.  In 2007, ONEOK Partners completed an underwritten public offering of senior notes and received proceeds totaling approximately $598.1 million, net of discounts.  ONEOK Partners used the net proceeds from the notes to repay borrowings under the ONEOK Partners Credit Agreement and finance the $300 million acquisition of assets, before working capital adjustments, from a subsidiary of Kinder Morgan in October 2007.

In February 2009 and 2008, ONEOK repaid $100.0 million and $402.3 million, respectively, of maturing long-term debt with available cash and short-term borrowings.

During 2007, we paid $20.1 million for the settlement of the forward purchase contract related to our stock repurchase in February and approximately $370 million for our stock repurchase in June.

Dividends paid were $1.64 per share, $1.56 per share and $1.40 per share for 2009, 2008 and 2007, respectively.

Distributions paid to limited partners by ONEOK Partners were $4.33 per unit, $4.205 per unit and $3.98 per unit for 2009, 2008 and 2007, respectively.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth our contractual obligations related to debt, operating leases and other long-term obligations as of December 31, 2009.  For additional discussion of the debt and operating lease agreements, see Notes I and L, respectively, of the Notes to the Consolidated Financial Statements in this Annual Report:
	Payments Due by Period
Contractual Obligations	Total	2010	2011	2012	2013	2014	Thereafter
ONEOK	(Thousands of dollars)
Commercial paper	$358,870	$358,870	$-	$-	$-	$-	$-
Long-term debt	1,481,009	6,284	406,306	6,329	6,205	6,006	1,049,879
Interest payments on debt	1,008,400	91,400	70,900	62,100	61,700	61,300	661,000
Operating leases	58,865	26,503	31,619	400	167	9	-
Firm transportation and storage
contracts	615,760	144,084	120,629	114,143	84,451	69,526	82,927
Financial and physical derivatives	2,010,986	1,741,033	202,382	66,738	833	-	-
Employee benefit plans	55,701	55,701	-	-	-	-	-
Other	283	283	-	-	-	-	-
	$5,589,874	$2,424,158	$831,836	$249,710	$153,356	$136,841	$1,793,806

ONEOK Partners
$1 billion credit agreement	$523,000	$523,000	$-	$-	$-	$-	$-
Long-term debt	3,084,780	261,931	236,931	361,062	7,650	7,650	2,209,556
Interest payments on debt	2,984,200	215,500	191,700	172,000	166,100	164,600	2,074,300
Operating leases	14,325	3,459	2,595	2,418	2,327	1,936	1,590
Firm transportation and storage
contracts	14,757	6,760	1,388	1,388	1,388	1,205	2,628
Financial and physical derivatives	196,027	196,027	-	-	-	-	-
Purchase commitments,
rights-of-way and other	5,610	935	935	935	935	935	935
	$6,822,699	$1,207,612	$433,549	$537,803	$178,400	$176,326	$4,289,009
Total	$12,412,573	$3,631,770	$1,265,385	$787,513	$331,756	$313,167	$6,082,815

Long-term Debt - Long-term debt as reported in our Consolidated Balance Sheets includes unamortized debt discount and the mark-to-market effect of interest-rate swaps.

Interest Payments on Debt - Interest expense is calculated by multiplying long-term debt by the respective coupon rates, adjusted for active swaps.

Operating Leases - Our operating leases include a natural gas processing plant, office space, pipeline equipment, rights of way and vehicles.  Operating lease obligations for ONEOK Partners exclude intercompany payments related to the lease of a gas processing plant.

Firm Transportation and Storage Contracts - We are party to fixed-price contracts for firm transportation and storage capacity.  However, the costs associated with our Distribution segment’s contracts are recovered through rates as allowed by the applicable regulatory agency and are excluded from the table above.

Financial and Physical Derivatives - These are obligations arising from our fixed- and variable-price purchase commitments for financial and physical commodity derivatives.  However, the commitments associated with our Distribution segment’s contracts are recovered through rates as allowed by the applicable regulatory agency and are excluded from the table above.  Estimated future variable-price purchase commitments are based on market information at December 31, 2009.  Actual future variable-price purchase commitments may vary depending on market prices at the time of delivery.  Not included in these amounts are offsetting cash inflows from our ONEOK Partners and Energy Services segments’ product sales and net positive settlements.  As market information changes daily and is potentially volatile, these values may change significantly.  Additionally, product sales may require additional purchase obligations to fulfill sales obligations that are not reflected in these amounts.

Employee Benefit Plans - Employee benefit plans include our anticipated contribution to maintain the minimum required funding level to our pension and postretirement benefit plans for 2010.  See Note K of the Notes to Consolidated Financial Statements in this Annual Report for discussion of our employee benefit plans.

Purchase Commitments - Purchase commitments include commitments related to ONEOK Partners’ growth capital expenditures and other rights of way commitments.  Purchase commitments exclude commodity purchase contracts, which are included in the “Financial and physical derivatives” amounts.

FORWARD-LOOKING STATEMENTS

Some of the statements contained and incorporated in this Annual Report are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934.  The forward-looking statements relate to our anticipated financial performance, management’s plans and objectives for our future operations, our business prospects, the outcome of regulatory and legal proceedings, market conditions and other matters.  We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.  The following discussion is intended to identify important factors that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

Forward-looking statements include the items identified in the preceding paragraph, the information concerning possible or assumed future results of our operations and other statements contained or incorporated in this Annual Report identified by words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “goal,” “forecast,” “guidance,” “could,” “may,” “continue,” “might,” “potential,” “scheduled,” and other words and terms of similar meaning.

One should not place undue reliance on forward-looking statements, which are applicable only as of the date of this Annual Report.  Known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements.  Those factors may affect our operations, markets, products, services and prices.  In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:
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

•
the impact on drilling and production by factors beyond our control, including the demand for natural gas and crude oil; producers’ desire and ability to obtain necessary permits; reserve performance; and capacity constraints on the pipelines that transport crude oil, natural gas and NGLs from producing areas and our facilities;

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
•
the risk of a prolonged slowdown in growth or decline in the U.S. economy or the risk of delay in growth recovery in the United States economy, including liquidity risks in United States credit markets;

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  Other factors could also have material adverse effects on our future results.  These and other risks are described in greater detail in Item 1A, Risk Factors, in this Annual Report.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors.  Other than as required under securities laws, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information, subsequent events or change in circumstances, expectations or otherwise.

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

COMMODITY PRICE RISK

We are exposed to commodity price risk and the impact of market price fluctuations of natural gas, NGLs and crude oil.  Commodity price risk refers to the risk of loss in cash flows and future earnings arising from adverse changes in energy prices.  To minimize the risk from market price fluctuations of natural gas, NGLs and crude oil, we use commodity derivative instruments such as futures, physical forward contracts, swaps and options to manage commodity price risk associated with existing or anticipated purchase and sale agreements, existing physical natural gas in storage and basis risk.

ONEOK Partners

ONEOK Partners is exposed to commodity price risk as a result of receiving commodities in exchange for its gathering and processing services.  To a lesser extent, ONEOK Partners is exposed to the relative price differential between NGLs and natural gas, or the gross processing spread, with respect to its keep-whole processing contracts.  ONEOK Partners is also exposed to the risk of price fluctuations and the cost of transportation at various market locations.  As part of ONEOK Partners’ hedging strategy, ONEOK Partners uses commodity fixed-price physical forwards and derivative contracts, including NYMEX-based futures and over-the-counter swaps, to minimize earnings volatility in its natural gas gathering and processing business related to natural gas, NGL and condensate price fluctuations.

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

As of December 31, 2009, ONEOK Partners had $0.5 million of derivative assets and $18.8 million of derivative liabilities, excluding the impact of netting, all of which related to commodity contracts. The following tables set forth ONEOK Partners’ hedging information for the periods indicated, as of February 22, 2010:

	Year Ending December 31, 2010
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d) (a)	5,304	$1.03	/ gallon	75%
Condensate (Bbl/d) (a)	1,696	$1.80	/ gallon	75%
Total (Bbl/d)	7,000	$1.21	/ gallon	75%
Natural gas (MMBtu/d)	25,225	$5.55	/ MMBtu	75%
(a) - Hedged with fixed-price swaps.

	Year Ending December 31, 2011
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d) (a)	902	$1.34	/ gallon	13%
Condensate (Bbl/d) (a)	596	$2.12	/ gallon	25%
Total (Bbl/d)	1,498	$1.65	/ gallon	16%
Natural gas (MMBtu/d)	16,616	$6.29	/ MMBtu	43%
(a) - Hedged with fixed-price swaps.

ONEOK Partners’ commodity price risk is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at December 31, 2009, excluding the effects of hedging and assuming normal operating conditions.  ONEOK Partners’ condensate sales are based on the price of crude oil.  ONEOK Partners estimates the following:
•	a $0.01 per gallon decrease in the composite price of NGLs would decrease annual net margin by approximately $1.0 million;
•	a $1.00 per barrel decrease in the price of crude oil would decrease annual net margin by approximately $1.1 million; and
•	a $0.10 per MMBtu decrease in the price of natural gas would decrease annual net margin by approximately $1.2 million.

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

In addition, ONEOK Partners is exposed to commodity price risk as its natural gas interstate and intrastate pipelines collect natural gas from its customers for operations or as part of its fee for services provided.  When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by its customers, the pipelines must buy or sell natural gas, or store or use natural gas from inventory, which exposes ONEOK Partners to commodity price risk.  At December 31, 2009, there were no hedges in place with respect to natural gas price risk from ONEOK Partners’ natural gas pipeline business.

Distribution

Our Distribution segment uses derivative instruments to hedge the cost of anticipated natural gas purchases during the winter heating months to protect their customers from upward volatility in the market price of natural gas.  Gains or losses associated with these derivative instruments are included in, and recoverable through, the monthly purchased gas cost-adjustment mechanism.

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

Fair Value Component of the Energy Marketing and Risk Management Assets and Liabilities - The following table sets forth the fair value component of the energy marketing and risk management assets and liabilities, excluding $161.5 million and $21.0 million of net assets at December 31, 2009 and 2008, respectively, from derivative instruments declared as either fair value or cash flow hedges for the periods indicated:

Fair Value Component of Energy Marketing and Risk Management Assets and Liabilities
(Thousands of dollars)
Net fair value of derivatives outstanding at January 1, 2008	$25,171
Derivatives reclassified or otherwise settled during the period	(55,874)
Fair value of new derivatives entered into during the period (a)	(18,372)
Other changes in fair value	52,731
Net fair value of derivatives outstanding at December 31, 2008 (a)	3,656
Derivatives reclassified or otherwise settled during the period	(15,112)
Fair value of new derivatives entered into during the period	3,481
Other changes in fair value	10,700
Net fair value of derivatives outstanding at December 31, 2009 (b)	$2,725

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

(b) - The maturities of derivatives are based on injection and withdrawal periods from April through March, which is consistent with our business strategy. The maturities are as follows: $(1.8) million matures through March 2010, $4.2 million matures through March 2011 and $0.3 million matures through
 March 2015.

The change in the net fair value of derivatives outstanding includes the effect of settled energy contracts and current period changes resulting primarily from newly originated transactions and the impact of market movements on the fair value of energy marketing and risk management assets and liabilities.

For further discussion of fair value measurements and trading activities and assumptions used in our trading activities, see the “Critical Accounting Policies and Estimates” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.  Also, see Notes C and D of the Notes to Consolidated Financial Statements in this Annual Report.

VAR Disclosure of Commodity Price Risk - The potential impact on our future earnings, as measured by VAR, was $5.4 million and $7.9 million at December 31, 2009 and 2008, respectively.  The following table sets forth the average, high and low VAR calculations for the periods indicated:

	Years Ended December 31,
Value-at-Risk	2009	2008
	(Millions of dollars)
Average	$8.0	$12.3
High	$14.1	$24.9
Low	$4.6	$4.0

Our VAR calculation includes derivatives, executory storage and transportation agreements and their related hedges.  The variations in the VAR data are reflective of market volatility and changes in our portfolio during the year.  The decrease in average VAR for 2009, compared with 2008, was due primarily to price fluctuations between various locations and a decrease in the overall position of our portfolio in 2009.

Our VAR calculation uses historical prices, placing more emphasis on the most recent price movements.  We calculate the VAR on our mark-to-market derivative positions, which reflects the risk associated with derivatives whose change in fair value will impact current period earnings.  VAR associated with these derivative positions was not material during 2009 or 2008.  To the extent open commodity positions exist, fluctuating commodity prices can impact our financial results and financial position either favorably or unfavorably.  As a result, we cannot predict with precision the impact risk management decisions may have on the business, operating results or financial position.

INTEREST RATE RISK

General - We are subject to the risk of interest-rate fluctuation in the normal course of business.  We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and, at times, interest-rate swaps.  Fixed-rate swaps are used to reduce our risk of increased interest costs during periods of rising interest rates.  Floating-rate swaps are used to convert the fixed rates of long-term borrowings into short-term variable rates.  At December 31, 2009, the interest rate on all of ONEOK and ONEOK Partners’ long-term debt was fixed.

Fair Value Hedges - At December 31, 2009, we were not using any interest-rate swaps.  See Note D of the Notes to Consolidated Financial Statements in this Annual Report for discussion of the impact of interest-rate swaps and net interest expense savings from terminated swaps.

Total net swap savings for 2009, 2008 and 2007 were $10.6 million, $17.4 million and $8.2 million, respectively.  Total swap savings for 2010 are expected to be $10.2 million.

CURRENCY EXCHANGE RATE RISK

As a result of our Energy Services segment’s operations in Canada, we are exposed to currency exchange rate risk from our commodity purchases and sales related to our firm transportation and storage contracts.  To reduce our exposure to exchange-rate fluctuations, we use physical forward transactions, which result in an actual two-way flow of currency on the settlement date since we exchange U.S. dollars for Canadian dollars with another party.  We have not designated these transactions for hedge accounting treatment; therefore, the gains and losses associated with the change in fair value are recorded in net margin.  At December 31, 2009 and 2008, our exposure to risk from currency transactions gains and losses was not material.  The currency transaction gain recognized during 2009 was immaterial.  We recognized a currency transaction loss of $3.1 million and a currency transaction gain of $4.1 million during 2008 and 2007, respectively.

COUNTERPARTY CREDIT RISK

ONEOK and ONEOK Partners assess the creditworthiness of their counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
ONEOK, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of ONEOK, Inc. and its subsidiaries (the Company) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A in the Company’s Form 10-K for the year ended December 31, 2009.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

February 23, 2010
Tulsa, Oklahoma

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007
	(Thousands of dollars, except per share amounts)

Revenues	$11,111,651	$16,157,433	$13,477,414
Cost of sales and fuel	9,095,705	14,221,906	11,667,306
Net margin	2,015,946	1,935,527	1,810,108
Operating expenses
Operations and maintenance	736,125	694,597	675,575
Depreciation and amortization	288,991	243,927	227,964
General taxes	100,996	82,315	85,935
Total operating expenses	1,126,112	1,020,839	989,474
Gain on sale of assets	4,806	2,316	1,909
Operating income	894,640	917,004	822,543
Equity earnings from investments (Note P)	72,722	101,432	89,908
Allowance for equity funds used during construction	26,868	50,906	12,538
Other income	22,609	16,838	21,932
Other expense	(17,492)	(27,475)	(7,879)
Interest expense	(300,822)	(264,167)	(256,325)
Income before income taxes	698,525	794,538	682,717
Income taxes (Note M)	(207,321)	(194,071)	(184,597)
Net income	491,204	600,467	498,120
Less: Net income attributable to noncontrolling interests	185,753	288,558	193,199
Net income attributable to ONEOK	$305,451	$311,909	$304,921

Earnings per share of common stock (Note Q)
Net earnings per share, basic	$2.90	$2.99	$2.84
Net earnings per share, diluted	$2.87	$2.95	$2.79

Average shares of common stock (thousands)
Basic	105,362	104,369	107,346
Diluted	106,320	105,760	109,298

Dividends declared per share of common stock	$1.64	$1.56	$1.40
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2009	2008
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$29,399	$510,058
Accounts receivable, net	1,437,994	1,265,300
Gas and natural gas liquids in storage	583,127	858,966
Commodity imbalances	186,015	56,248
Energy marketing and risk management assets (Notes C and D)	113,039	362,808
Other current assets	238,890	324,222
Total current assets	2,588,464	3,377,602

Property, plant and equipment
Property, plant and equipment	10,145,800	9,476,619
Accumulated depreciation and amortization	2,352,142	2,212,850
Net property, plant and equipment (Note E)	7,793,658	7,263,769

Investments and other assets
Goodwill and intangible assets (Note F)	1,030,560	1,038,226
Energy marketing and risk management assets (Notes C and D)	23,125	45,900
Investments in unconsolidated affiliates (Note P)	765,163	755,492
Other assets	626,713	645,073
Total investments and other assets	2,445,561	2,484,691
Total assets	$12,827,683	$13,126,062
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2009	2008
Liabilities and shareholders' equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt (Note I)	$268,215	$118,195
Notes payable (Note H)	881,870	2,270,000
Accounts payable	1,240,207	1,122,761
Commodity imbalances	394,971	188,030
Energy marketing and risk management liabilities (Notes C and D)	65,162	175,006
Other current liabilities	488,487	319,772
Total current liabilities	3,338,912	4,193,764

Long-term debt, excluding current maturities (Note I)	4,334,204	4,112,581

Deferred credits and other liabilities
Deferred income taxes	1,037,665	890,815
Energy marketing and risk management liabilities (Notes C and D)	8,926	46,311
Other deferred credits	662,514	715,052
Total deferred credits and other liabilities	1,709,105	1,652,178

Commitments and contingencies (Note L)

Shareholders' equity

ONEOK shareholders' equity
Common stock, $0.01 par value:
authorized 300,000,000 shares; issued 122,394,015 shares and outstanding
105,906,776 shares at December 31, 2009; issued 121,647,007 shares and
outstanding 104,845,231 shares at December 31, 2008	1,224	1,216
Paid in capital	1,322,340	1,301,153
Accumulated other comprehensive loss (Note G)	(118,613)	(70,616)
Retained earnings	1,685,710	1,553,033
Treasury stock, at cost: 16,487,239 shares at December 31, 2009 and
16,801,776 shares at December 31, 2008	(683,467)	(696,616)
Total ONEOK shareholders' equity	2,207,194	2,088,170

Noncontrolling interests in consolidated subsidiaries	1,238,268	1,079,369

Total shareholders' equity	3,445,462	3,167,539
Total liabilities and shareholders' equity	$12,827,683	$13,126,062
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2009	2008	2007
	(Thousands of dollars)
Operating activities
Net income	$491,204	$600,467	$498,120
Depreciation and amortization	288,991	243,927	227,964
Allowance for equity funds used during construction	(26,868)	(50,906)	(12,538)
Gain on sale of assets	(4,806)	(2,316)	(1,909)
Equity earnings from investments	(72,722)	(101,432)	(89,908)
Distributions received from unconsolidated affiliates	75,377	93,261	103,785
Deferred income taxes	198,713	165,191	65,017
Share-based compensation expense	23,148	30,791	20,909
Allowance for doubtful accounts	4,232	13,476	14,578
Inventory adjustment, net	-	9,658	-
Investment securities gains	(3,016)	(11,142)	-
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(181,426)	433,859	(378,876)
Gas and natural gas liquids in storage	266,674	(370,662)	88,937
Accounts payable	154,039	(340,584)	343,144
Commodity imbalances, net	77,174	(37,375)	40,572
Unrecovered purchased gas costs	23,244	(35,790)	9,530
Accrued interest	(8,798)	16,002	9,001
Energy marketing and risk management assets and liabilities	113,540	60,846	41,649
Fair value of firm commitments	176,799	505	5,631
Pension and postretirement benefits	(42,040)	(83,254)	28,573
Other assets and liabilities	(100,765)	(158,845)	15,481
Cash provided by operating activities	1,452,694	475,677	1,029,660
Investing activities
Changes in investments in unconsolidated affiliates	(12,031)	3,963	(3,668)
Acquisitions	-	2,450	(299,560)
Capital expenditures (less allowance for equity funds used during construction)	(791,245)	(1,473,136)	(883,703)
Proceeds from sale of assets	10,982	2,630	4,022
Proceeds from insurance	4,500	9,792	-
Changes in short-term investments	-	-	31,125
Cash used in investing activities	(787,794)	(1,454,301)	(1,151,784)
Financing activities
Borrowing (repayment) of notes payable, net	(518,130)	1,197,400	196,600
Borrowing (repayment) of notes payable with maturities over 90 days	(870,000)	870,000	-
Issuance of debt, net of discounts	498,325	-	598,146
Long-term debt financing costs	(4,000)	-	(5,805)
Payment of debt	(114,975)	(416,040)	(13,588)
Repurchase of common stock	(254)	(29)	(390,213)
Issuance of common stock	17,317	16,495	20,730
Issuance of common units to noncontrolling interests, net of discounts	241,642	146,969	-
Dividends paid	(172,774)	(162,785)	(150,188)
Distributions to noncontrolling interests	(222,710)	(201,658)	(182,891)
Other financing activities	-	19,225	170
Cash provided by (used in) financing activities	(1,145,559)	1,469,577	72,961
Change in cash and cash equivalents	(480,659)	490,953	(49,163)
Cash and cash equivalents at beginning of period	510,058	19,105	68,268
Cash and cash equivalents at end of period	$29,399	$510,058	$19,105
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$314,509	$237,577	$253,678
Cash paid for income taxes	$30,560	$82,965	$57,281
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	ONEOK Shareholders' Equity
				Accumulated
	Common			Other
	Stock	Common	Paid-in	Comprehensive
	Issued	Stock	Capital	Income (Loss)
	(Shares)	(Thousands of dollars)

January 1, 2007	120,333,908	$1,203	$1,258,717	$39,532
Net income	-	-	-	-
Other comprehensive loss	-	-	-	(46,601)
Repurchase of common stock	-	-	(11,103)	-
Common stock issued	781,309	8	26,186	-
Common stock dividends -
$1.40 per share	-	-	-	-
December 31, 2007	121,115,217	1,211	1,273,800	(7,069)
Net income	-	-	-	-
Other comprehensive income (loss)	-	-	-	(63,547)
Repurchase of common stock	-	-	-	-
Common stock issued	531,790	5	27,353	-
Common stock dividends -
$1.56 per share	-	-	-	-
Issuance of common units to noncontrolling interests	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-
Change in measurement date for
employee benefit plans	-	-	-	-
December 31, 2008	121,647,007	1,216	1,301,153	(70,616)
Net income	-	-	-	-
Other comprehensive loss	-	-	-	(47,997)
Repurchase of common stock	-	-	-	-
Common stock issued	747,008	8	21,187	-
Common stock dividends -
$1.64 per share	-	-	-	-
Issuance of common units to noncontrolling interests	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-
December 31, 2009	122,394,015	$1,224	$1,322,340	$(118,613)
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Continued)

	ONEOK Shareholders' Equity
			Noncontrolling
			Interests in	Total
	Retained	Treasury	Consolidated	Shareholders'
	Earnings	Stock	Subsidiaries	Equity
	(Thousands of dollars)

January 1, 2007	$1,256,759	$(340,253)	$800,645	$3,016,603
Net income	304,921	-	193,199	498,120
Other comprehensive loss	-	-	(8,989)	(55,590)
Repurchase of common stock	-	(379,110)	-	(390,213)
Common stock issued	-	9,237	-	35,431
Common stock dividends -
$1.40 per share	(150,188)	-	(182,891)	(333,079)
December 31, 2007	1,411,492	(710,126)	801,964	2,771,272
Net income	311,909	-	288,558	600,467
Other comprehensive income (loss)	-	-	43,536	(20,011)
Repurchase of common stock	-	(29)	-	(29)
Common stock issued	-	13,539	-	40,897
Common stock dividends -
$1.56 per share	(162,785)	-	-	(162,785)
Issuance of common units to noncontrolling interests	-	-	146,969	146,969
Distributions to noncontrolling interests	-	-	(201,658)	(201,658)
Change in measurement date for
employee benefit plans	(7,583)	-	-	(7,583)
December 31, 2008	1,553,033	(696,616)	1,079,369	3,167,539
Net income	305,451	-	185,753	491,204
Other comprehensive loss	-	-	(45,786)	(93,783)
Repurchase of common stock	-	(254)	-	(254)
Common stock issued	-	13,403	-	34,598
Common stock dividends -
$1.64 per share	(172,774)	-	-	(172,774)
Issuance of common units to noncontrolling interests	-	-	241,642	241,642
Distributions to noncontrolling interests	-	-	(222,710)	(222,710)
December 31, 2009	$1,685,710	$(683,467)	$1,238,268	$3,445,462

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2009	2008	2007
	(Thousands of dollars)

Net income	$491,204	$600,467	$498,120
Other comprehensive income (loss), net of tax
Unrealized gains on energy marketing and risk management
assets/liabilities, net of tax of $(26,488), $(106,616) and $(26,586), respectively	24,455	213,320	13,313
Realized gains in net income, net of tax of $48,059,
$110,214 and $62,590, respectively	(104,549)	(167,199)	(86,945)
Unrealized holding gains (losses) on available-for-sale securities,
net of tax of $(396), $3,805 and $(671), respectively	627	(6,032)	1,064
Gains in investment securities recognized in net income, net of tax
of $0, $4,310 and $0, respectively	-	(6,832)	-
Change in pension and postretirement benefit plan liability, net of tax
of $9,186, $33,601 and $(10,709), respectively	(14,560)	(53,268)	16,978
Other, net of tax of $(84), $0 and $0, respectively	244	-	-
Total other comprehensive income (loss), net of tax	(93,783)	(20,011)	(55,590)
Comprehensive income	397,421	580,456	442,530
Less: Comprehensive income attributable to noncontrolling interests	139,967	332,096	184,210
Comprehensive income attributable to ONEOK	$257,454	$248,360	$258,320
See accompanying Notes to Consolidated Financial Statements.

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations - We are a diversified energy company and successor to the company founded in 1906 known as Oklahoma Natural Gas Company.  Our common stock is listed on the NYSE under the trading symbol “OKE.”  We are the sole general partner and as of December 31, 2009, we owned 45.1 percent of ONEOK Partners, L.P. (NYSE: OKS), one of the largest publicly traded master limited partnerships.  As a result of ONEOK Partners’ February 2010 public offering of common units, we own a 42.9 percent aggregate equity interest in ONEOK Partners.

We have divided our operations into three reportable business segments based on similarities in economic characteristics, products and services, types of customers, methods of distribution and regulatory environment.  These segments are as follows:
•	ONEOK Partners;
•	Distribution; and
•	Energy Services.

Our ONEOK Partners segment is engaged in the gathering and processing of natural gas and transportation and fractionation of NGLs, primarily in the Mid-Continent and Rocky Mountain regions that include the Anadarko Basin of Oklahoma, Fort Worth Basin of Texas, Hugoton and Central Uplift Basins of Kansas; and the Williston Basin of Montana and North Dakota and Powder River Basin of Wyoming, respectively.  These operations include the gathering and processing of natural gas produced from crude oil and natural gas wells.  Through gathering systems, unprocessed natural gas is aggregated and treated or processed for removal of water vapor, solids and other contaminants, and to extract NGLs in order to provide marketable natural gas, commonly referred to as residue gas.  When the NGLs are separated from the unprocessed natural gas at the processing plants, the NGLs are generally in the form of a mixed, unfractionated NGL stream.  In the Powder River Basin, the natural gas that ONEOK Partners gathers is coal bed methane, or dry gas, that does not require processing in order to be marketable; dry gas is gathered, compressed and delivered into a pipeline for a fee.

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

ONEOK Partners also gathers, treats, fractionates, transports and stores NGLs.  ONEOK Partners’ natural gas liquids gathering pipelines deliver unfractionated NGLs gathered from natural gas processing plants located in Oklahoma, Kansas, Texas and the Rocky Mountain region to fractionators it owns in Oklahoma, Kansas and Texas.  The NGLs are then separated through the fractionation process into the individual NGL products that realize the greater economic value of the NGL components.  The individual NGL products are then stored or distributed to petrochemical manufacturers, heating fuel users, refineries and propane distributors through ONEOK Partners’ FERC-regulated distribution pipelines that move NGL products from Oklahoma and Kansas to the market centers in Conway, Kansas, and Mont Belvieu, Texas, as well as the Midwest markets near Chicago, Illinois.

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

Fair Value Measurements - Determining Fair Value - We define fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date.  We use the market and income approaches to determine the fair value of our assets and liabilities and consider the markets in which the transactions are executed.  While many of the contracts in our portfolio are executed in liquid markets where price transparency exists, some contracts are executed in markets for which market prices may exist but the market may be relatively inactive.  This results in limited price transparency that requires management’s judgment and assumptions to estimate fair values.  Inputs into our fair value estimates include commodity exchange prices, over-the-counter quotes, volatility, historical correlations of pricing data and LIBOR and other liquid money market instrument rates.  We also utilize internally developed basis curves that incorporate observable and unobservable market data.  We validate our valuation inputs with third-party information and settlement prices from other sources, where available.  In addition, as prescribed by the income approach, we compute the fair value of our derivative portfolio by discounting the projected future cash flows from our derivative assets and liabilities to present value.  The interest rate yields used to calculate the present value discount factors are derived from LIBOR, Eurodollar futures and Treasury swaps.  The projected cash flows are then multiplied by the appropriate discount factors to determine the present value or fair value of our derivative instruments.  We also take into consideration the potential impact on market prices of liquidating positions in an orderly manner over a reasonable period of time under current market conditions.  We consider current market data in evaluating counterparties’, as well as our own, nonperformance risk, net of collateral, by using specific and sector bond yields and also monitoring the credit default swap markets.  Although we use our best estimates to determine the fair value of the derivative contracts we have executed, the ultimate market prices realized could differ from our estimates, and the differences could be material.

The FASB has provided guidance that allows for companies to elect measuring specified financial assets and liabilities, firm commitments, and nonfinancial warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period.  For the years ended December 31, 2009 and 2008, we did not elect the fair value option under this guidance, and therefore there was no impact on our consolidated financial statements.

Fair Value Hierarchy - We utilize a fair value hierarchy to prioritize inputs to our valuation techniques based on observable and unobservable data and categorize the inputs into three levels, with the highest priority given to Level 1 and the lowest priority given to Level 3.  The levels are described below.
•	Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities.
•
Level 2 - Significant observable pricing inputs other than quoted prices included within Level 1 that are either directly or indirectly observable as of the reporting date.  Essentially, this represents inputs that are derived principally from or corroborated by observable market data.

•
Level 3 - May include one or more unobservable inputs that are significant in establishing a fair value estimate.  These unobservable inputs are developed based on the best information available and may include our own internal data.

Determining the appropriate classification of our fair value measurements within the fair value hierarchy requires management’s judgment regarding the degree to which market data is observable or corroborated by observable market data.  See Note C for additional disclosures of our fair value measurements.

Derivatives and Risk Management Activities - We engage in wholesale energy marketing, retail marketing, trading and risk management activities.  We record all derivative instruments at fair value, with the exception of normal purchases and normal sales that are expected to result in physical delivery.  See previous discussion in “Fair Value Measurements” for additional information.  Market value changes result in a change in the fair value of our derivative instruments.  Commodity price volatility may have a significant impact on the fair value of our derivative instruments as of a given date; however, we do not believe that changes in our fair value estimates of our derivative instruments have a material impact on our results of operations, as the majority of our derivatives are accounted for as hedges for which ineffectiveness is not material.

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

To reduce our exposure to fluctuations in natural gas, NGLs and condensate prices, we periodically enter into futures, forwards, options or swap transactions in order to hedge anticipated purchases and sales of natural gas, NGLs, condensate and fuel requirements.  Interest-rate swaps are also used from time to time to manage interest-rate risk.  Under certain conditions, we designate these derivative instruments as a hedge of exposure to changes in fair values or cash flows.  We formally document all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions and methods for assessing and testing correlation and hedge ineffectiveness.  We specifically identify the asset, liability, firm commitment or forecasted transaction that has been designated as the hedged item.  We assess the effectiveness of hedging relationships quarterly by performing a regression analysis on our cash flow and fair value hedging relationships to determine whether the hedge relationships are highly effective on a retrospective and prospective basis.  We also document our normal purchases and normal sales transactions that we expect to result in physical delivery and which we elect to exempt from derivative accounting treatment.

The presentation of settled derivative instruments on either a gross or net basis in our Consolidated Statements of Income is dependent on the relevant facts and circumstances of our different types of activities rather than based solely on the terms of the individual contracts.  All financially settled derivative instruments, as well as derivative instruments considered held for trading purposes that result in physical delivery, are reported on a net basis in revenues in our Consolidated Statements of Income.  The realized revenues and purchase costs of derivative instruments that are not considered held for trading purposes and non-derivative contracts are reported on a gross basis.  Derivatives that qualify as normal purchases or normal sales that will result in physical delivery are also reported on a gross basis.

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

See Note C and D for more discussion of our fair value measurements and risk management and hedging activities using derivatives.

Impairment of Goodwill, Long-lived Assets and Intangible Assets - We assess our goodwill and intangible assets with an indefinite useful life for impairment at least annually.  As part of our impairment test, an initial assessment is made by comparing the fair value of a reporting unit with its book value, including goodwill.  If the fair value is less than the book value, an impairment is indicated, and we must perform a second test to measure the amount of the impairment.  In the second test, we calculate the implied fair value of the goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value determined in step one of the assessment.  If the carrying value of the goodwill exceeds the implied fair value of the goodwill, we will record an impairment charge.

We use two generally accepted valuation approaches, an income approach and a market approach, to estimate the fair value of our reporting units.  Under the income approach, we use anticipated cash flows over a period of years plus a terminal value and discount these amounts to their present value using appropriate rates of return that are consistent with a market participant’s perspective.  Under the market approach, we apply multiples to forecasted cash flows.  The multiples used are consistent with a market participant’s perspective of historical asset transactions.  The forecasted cash flows are consistent with a market participant’s perspective of forecasted average cash flow amounts over a period of years.  We determined that there were no asset impairments in 2009, 2008 or 2007.

As part of our indefinite-lived intangible asset impairment test, we compare the estimated fair value of our indefinite-lived intangible assets with their book values.  The fair value of our indefinite-lived intangible assets is estimated using the market approach.  Under the market approach, we apply multiples to forecasted cash flows of the assets associated with our indefinite-lived intangible assets.  The multiples used are consistent with historical asset transactions.  We determined that there were no impairments to our indefinite-lived intangible asset in 2009 or 2008.

We assess our long-lived assets, including intangible assets with a finite useful life, for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  In step one of the impairment test, an impairment is indicated if the carrying amount of a long-lived asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the assets.  We record an impairment loss equal to the difference between the carrying value and the fair value of the long-lived asset.  This type of analysis requires us to make assumptions and estimates regarding industry economic factors and the profitability of future business strategies.  We determined that there were no asset impairments in 2009, 2008 or 2007.

For the investments we account for under the equity method, the impairment test considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary.  Therefore, we periodically reevaluate the amount at which we carry our equity method investments to determine whether current events or circumstances warrant adjustments to our carrying value.  We determined that there were no impairments to our investments in unconsolidated affiliates in 2009, 2008 or 2007.

Our impairment tests require the use of assumptions and estimates.  If actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may be exposed to an impairment charge.

See Note F for our goodwill and intangible assets disclosures.

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

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures.  We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be reasonably estimated.  We base our estimates on currently available facts and our estimates of the ultimate outcome or resolution.  Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remediation feasibility study.  Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.  Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings.  See Note L for additional discussion of contingencies.

Consolidation - Our consolidated financial statements include the accounts of ONEOK and our subsidiaries over which we have control.  We have recorded noncontrolling interests in consolidated subsidiaries on our Consolidated Balance Sheets to recognize the percent of ONEOK Partners that we do not own.  We reflected our ownership interest in ONEOK Partners’ accumulated other comprehensive income (loss) in our consolidated accumulated other comprehensive income (loss).  The remaining percent is reflected as an adjustment to noncontrolling interests in consolidated subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Receivable, Net - Accounts receivable represent valid claims against non-affiliated customers for products sold or services rendered, net of allowances for doubtful accounts.  We assess the credit worthiness of our counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate.  Outstanding customer receivables are regularly reviewed for possible non-payment indicators and allowances for doubtful accounts are recorded based upon management’s estimate of collectibility at each balance sheet date.

Inventories - Our current natural gas and NGLs in storage are determined using the lower of weighted-average cost or market method.  Noncurrent natural gas and NGLs are classified as property and valued at cost.  Materials and supplies are valued at average cost.

Commodity Imbalances - Natural gas and NGL imbalances are valued at market or their contractually stipulated rate.  Natural gas imbalances and NGL exchanges are settled in cash or made up in-kind, subject to the terms of the pipelines’ tariffs or by agreement.

Property, Plant and Equipment - Our properties are stated at cost, including AFUDC.  Generally, the cost of regulated property retired or sold, plus removal costs, less salvage, is charged to accumulated depreciation.  Gains and losses from sales or transfers of non-regulated properties or an entire operating unit or system of our regulated properties are recognized in income.  Maintenance and repairs are charged directly to expense.

The interest portion of AFUDC represents the cost of borrowed funds used to finance construction activities.  We capitalize interest costs during the construction or upgrade of qualifying assets.  Interest costs capitalized in 2009, 2008 and 2007 were $17.0 million, $39.9 million and $15.4 million, respectively.  Capitalized interest is recorded as a reduction to interest expense.  The equity portion of AFUDC represents the capitalization of the estimated average cost of equity used during the construction of major projects and is recorded in the cost of our regulated properties and as a credit to the allowance for equity funds used during construction.

Our properties are depreciated using the straight-line method over their estimated useful lives.  Generally, we apply composite depreciation rates to functional groups of property having similar economic circumstances.  We periodically conduct depreciation studies to assess the economic lives of our assets.  For our regulated assets, these depreciation studies are completed as a part of our rate proceedings, and the changes in economic lives, if applicable, are implemented prospectively when the new rates are billed.  For our non-regulated assets, if it is determined that the estimated economic life changes, then the changes are made prospectively.  Changes in the estimated economic lives of our property, plant and equipment could have a material effect on our financial position or results of operations.

Property, plant and equipment on our Consolidated Balance Sheets includes construction work in progress for capital projects that have not yet been placed in service and therefore are not being depreciated.  Assets are transferred out of construction work in progress when they are substantially complete and ready for their intended use.

See Note E for disclosures of our property, plant and equipment.

Revenue Recognition - Our ONEOK Partners segment includes natural gas gathering and processing, natural gas liquids, and natural gas pipelines operations.  ONEOK Partners’ natural gas gathering and processing operations record revenue when gas is processed in or transported through its facilities.  ONEOK Partners’ natural gas liquids operations record revenues based upon contracted services and actual volumes exchanged or stored under service agreements in the period services are provided.  Revenue for ONEOK Partners’ natural gas pipelines and a portion of its natural gas liquids operations is recognized based upon contracted capacity and contracted volumes transported and stored under service agreements in the period services are provided.

Our Distribution segment’s major industrial and commercial natural gas distribution customers are invoiced at the end of each month.  All natural gas residential distribution customers and some commercial customers are invoiced on a cyclical basis throughout the month, and we accrue unbilled revenues at the end of each month.

Our Energy Services segment’s wholesale customers are invoiced at the end of each month based on physical sales.  Retail customers are invoiced on a cyclical basis throughout the month, and we accrue unbilled revenues at the end of each month.  Demand payments received for requirements contracts are recognized in the period in which the service is provided.  Our fixed-price physical sales are accounted for as derivatives and are recorded at fair value.  See previous discussion in “Derivative and Risk Management Activities” for additional information.

Income Taxes - Deferred income taxes are provided for according to the difference between the financial statement and income tax basis of assets and liabilities and carry-forward items, based on income tax laws and rates existing at the time the temporary differences are expected to reverse.  The effect on deferred taxes of a change in tax rates is deferred and amortized for operations regulated by the OCC, KCC, RRC and various municipalities in Texas if, as a result of an action by a regulator, it is probable that the effect of the change in tax rates will be recovered from or returned to customers through future rates.  For all other operations, the effect is recognized in income in the period that includes the enactment date.  We continue to amortize previously deferred investment tax credits for ratemaking purposes over the period prescribed by the OCC, KCC, RRC and various municipalities in Texas.

In June 2006, the FASB provided guidance on accounting for uncertainty in income taxes recognized in the financial statements.  The FASB prescribed a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that is taken or expected to be taken in a tax return.  We reflect penalties and interest as part of income tax expense as they become applicable for tax provisions that do not meet the more-likely-than-not recognition threshold and measurement attribute.  During 2009, 2008 and 2007, our tax positions that would require establishment of a reserve were immaterial.

We file numerous consolidated and separate income tax returns in the United States federal jurisdiction and in many state jurisdictions.  We also file returns in Canada.  No extensions of statute of limitations have been requested or granted.  Our 2008 United States federal income tax return is currently under audit.  The statute of limitations remains open for 2007 and 2006.  See Note M for additional discussion of income taxes.

Regulation - Our distribution operations and ONEOK Partners’ intrastate natural gas transmission pipelines are subject to the rate regulation and accounting requirements of the OCC, KCC, RRC and various municipalities in Texas.  ONEOK Partners’ interstate natural gas and natural gas liquids pipelines are subject to regulation by the FERC.  In Kansas and Texas, natural gas storage may be regulated by the state and the FERC for certain types of services.  Oklahoma Natural Gas, Kansas Gas Service, Texas Gas Service and portions of our ONEOK Partners segment follow the accounting and reporting guidance for regulated operations.  During the rate-making process, regulatory authorities set the framework for what we can charge customers for our services and establish the manner that our costs are accounted for, including allowing us to defer recognition of certain costs and permitting recovery of the amounts through rates over time as opposed to expensing such costs as incurred.  Certain examples of types of regulatory guidance include costs for fuel and losses, acquisition costs, contributions in aid of construction, charges for depreciation, and gains or losses on disposition of assets.  This allows us to stabilize rates over time rather than passing such costs on to the customer for immediate recovery.  Actions by regulatory authorities could have an effect on the amount recovered from rate payers.  Any difference in the amount recoverable and the amount deferred is recorded as income or expense at the time of the regulatory action.  A write-off of regulatory assets and costs not recovered may be required if all or a portion of the regulated operations have rates that are no longer:
•	established by independent, third-party regulators;
•	designed to recover the specific entity’s costs of providing regulated services; and
•	set at levels that will recover our costs when considering the demand and competition for our services.

At December 31, 2009 and 2008, we recorded regulatory assets of approximately $488.6 million and $523.3 million, respectively, which are being recovered through various rate cases or are expected to be recovered.  Regulatory assets are being recovered as a result of approved rate proceedings over varying time periods up to 40 years.  These assets are reflected in other assets on our Consolidated Balance Sheets.

Asset Retirement Obligations - Asset retirement obligations represent legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.  We recognize the fair value of a liability for an asset retirement obligation in the period when it is incurred if a reasonable estimate of the fair value can be made.  The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset.  The liability is accreted at the end of each period through charges to operating expense.  If the obligation is settled for an amount other than the carrying amount of the liability, we will recognize a gain or loss on settlement.  The depreciation and amortization expense is immaterial to our consolidated financial statements.

In accordance with long-standing regulatory treatment, we collect through rates the estimated costs of removal on certain regulated properties through depreciation expense, with a corresponding credit to accumulated depreciation and amortization.  These removal costs are non-legal obligations.  However, these non-legal asset-removal obligations are accounted for as a regulatory liability.  Historically, the regulatory authorities that have jurisdiction over our regulated operations have not required us to quantify this amount; rather, these costs are addressed prospectively in depreciation rates and are set in each general rate order.  We have made an estimate of our removal cost liability using current rates since the last general rate order in each of our jurisdictions.  However, significant uncertainty exists regarding the ultimate determination of this liability, pending, among other issues, clarification of regulatory intent.  We continue to monitor the regulatory authorities and the liability may be adjusted as more information is obtained.  We record the estimated non-legal asset removal obligation in non-current liabilities in other deferred credits on our Consolidated Balance Sheets.  To the extent this estimated liability is adjusted, such amounts will be reclassified between accumulated depreciation and amortization and other deferred credits and therefore will not have an impact on earnings.

Share-Based Payment - We expense the fair value of share-based payments net of estimated forfeitures.  We estimate forfeiture rates based on historical forfeitures under our share-based payment plans.

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

Recently Issued Accounting Updates

The following recently issued accounting updates affect our consolidated financial statements:

FASB Accounting Standards Codification - In June 2009, the FASB established the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  While the Codification does not change GAAP, it does change the manner in which we reference authoritative accounting principles in our consolidated financial statements.  The Codification has been implemented in this Annual Report.

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

Derivative Instruments and Hedging Activities - Effective for our year beginning January 1, 2009, we provide enhanced disclosures about how derivative and hedging activities affect our financial position, financial performance and cash flows.  These additional disclosures have been applied prospectively.  See Notes A and D for applicable disclosures.

Fair Value Measurements and Disclosures - In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which provides new disclosure requirements and clarifies existing disclosures of fair value measurements.  We will apply this guidance to our disclosures beginning with our March 31, 2010, Quarterly Report on Form 10-Q and do not expect the impact to be material.

See Note C for more discussion of our fair value measurements.

Postretirement Benefit Plan Assets - Effective for our fiscal year ending December 31, 2009, we have provided enhanced disclosures about our plan assets, including our investment policies, major categories of plan assets, significant concentrations of risk within plan assets and inputs and valuation techniques used to measure the fair value of plan assets.  These additional disclosure requirements have been applied prospectively.  See Note K for applicable disclosures.

Subsequent Events - Effective for our quarter ended June 30, 2009, the FASB established standards related to the accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued.  We have evaluated subsequent events through February 23, 2010, the date our consolidated financial statements were issued, and we believe all required subsequent events disclosures have been made.

B.           ACQUISITION

Acquisition of NGL Pipeline - In October 2007, ONEOK Partners completed the acquisition of an interstate natural gas liquids and refined petroleum products pipeline system and related assets from a subsidiary of Kinder Morgan Energy Partners, L.P. for approximately $300 million, before working capital adjustments.  The FERC-regulated system extends from Bushton and Conway, Kansas, to Chicago, Illinois, and transports, stores and delivers a full range of NGL and refined petroleum products.  The transaction also included a 50 percent ownership interest in Heartland.  ConocoPhillips owns the other 50 percent of Heartland and is the managing partner of the Heartland joint venture, which consists primarily of a refined petroleum products terminal and pipelines with access to two other refined petroleum products terminals.  ONEOK Partners’ investment in Heartland is accounted for under the equity method of accounting.  Financing for this transaction came from a portion of the proceeds of ONEOK Partners’ September 2007 issuance of $600 million 6.85 percent Senior Notes due 2037.  The working capital settlement was finalized in April 2008, with no material adjustments.

C.           FAIR VALUE MEASUREMENTS

See Note A for a discussion of our fair value measurements, the fair value hierarchy and the related accounting treatment.  See Note K for our disclosures related to the plan assets of our employee benefit plans.

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	December 31, 2009
	Level 1	Level 2	Level 3	Netting	Total
	(Thousands of dollars)
Assets
Derivatives (a)	$149,034	$4,898	$672,631	$(690,399)	$136,164
Trading securities (b)	7,927	-	-	-	7,927
Available-for-sale investment securities (c)	2,688	-	-	-	2,688
Total assets	$159,649	$4,898	$672,631	$(690,399)	$146,779

Liabilities
Derivatives (a)	$(109,713)	$(8,481)	$(535,937)	$580,043	$(74,088)
Fair value of firm commitments (d)	-	-	(134,620)	-	(134,620)
Total liabilities	$(109,713)	$(8,481)	$(670,557)	$580,043	$(208,708)
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheets as energy marketing and risk management assets and liabilities on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting arrangement exists between us and the counterparty to a derivative contract. At December 31, 2009, we held $136.5 million of cash collateral and had posted $26.1 million of cash collateral with various counterparties.

(b) - Our trading securities are presented in our Consolidated Balance Sheets as other current assets.
(c) - Our available-for-sale investment securities are presented in our Consolidated Balance Sheets as other assets.
(d) - Our fair value of firm commitments are presented in our Consolidated Balance Sheets as other current liabilities and other deferred credits.

	December 31, 2008
	Level 1	Level 2	Level 3	Netting	Total
	(Thousands of dollars)
Assets
Derivatives (a)	$580,029	$215,116	$454,377	$(840,814)	$408,708
Trading securities (b)	4,910	-	-	-	4,910
Available-for-sale investment securities (c)	1,665	-	-	-	1,665
Fair value of firm commitments (d)	-	-	42,179	-	42,179
Total assets	$586,604	$215,116	$496,556	$(840,814)	$457,462

Liabilities
Derivatives (a)	$(501,726)	$(55,705)	$(412,022)	$748,136	$(221,317)
Long-term debt swapped to floating (e)	-	-	(171,455)	-	(171,455)
Total liabilities	$(501,726)	$(55,705)	$(583,477)	$748,136	$(392,772)
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheets as energy marketing and risk management assets and liabilities on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master netting arrangement exists between us and the counterparty to a derivative contract. At December 31, 2008, we held $92.7 million of cash collateral.

(b) - Our trading securities are presented in our Consolidated Balance Sheets as other current assets.
(c) - Our available-for-sale investment securities are presented in our Consolidated Balance Sheets as other assets.
(d) - Our fair value of firm commitments are presented in our Consolidated Balance Sheets as other current assets and other assets.
(e) - Our long-term debt swapped to floating is presented in our Consolidated Balance Sheets as long-term debt, excluding current maturities.

We categorize derivatives for which fair value is determined using multiple inputs within a single level, based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Our Level 3 inputs include internally developed basis curves incorporating observable and unobservable market data, NGL price curves from a pricing service, historical correlations of NGL product prices to published NYMEX crude oil prices, market volatilities derived from the most recent NYMEX close spot prices and forward LIBOR curves, and adjustments for the credit risk of our counterparties.  We corroborate the data on which our fair value estimates are based using our market knowledge of recent transactions, analysis of historical correlations and validation with independent broker quotes or a pricing service.  The derivatives categorized as Level 3 include natural gas basis swaps, swing swaps, options and physical forward contracts, NGL swaps and interest-rate swaps.  Also included in Level 3 are the fair values of firm commitments and long-term debt that have been hedged.  We do not believe that our derivative instruments categorized as Level 3 have a material impact on our results of operations, as the majority of our derivatives are accounted for as hedges for which ineffectiveness is not material.

The following tables set forth the reconciliation of our Level 3 fair value measurements for the periods indicated:

	Derivative Assets (Liabilities)		Fair Value of Firm Commitments		Long-Term Debt		Total
	(Thousands of dollars)
January 1, 2009	$42,355		$42,179		$(171,455)		$(86,921)
Total realized/unrealized gains (losses):
Included in earnings	147,703	(a)	(176,799)	(a)	1,455	(b)	(27,641)
Included in other comprehensive income (loss)	(60,565)		-		-		(60,565)
Maturities	-		-		100,000		100,000
Terminations prior to maturity	-		-		70,000		70,000
Transfers in and/or out of Level 3	7,201		-		-		7,201
December 31, 2009	$136,694		$(134,620)		$-		$2,074

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of December 31, 2009	$161,599	(a)	$(153,576)	(a)	$-		$8,023
(a) - Reported in revenues and cost of sales and fuel in our Consolidated Statements of Income.
(b) - Reported in interest expense in our Consolidated Statements of Income.

	Derivative Assets (Liabilities)		Fair Value of Firm Commitments		Long-Term Debt		Total
	(Thousands of dollars)
January 1, 2008	$(54,582)		$42,684		$(338,538)		$(350,436)
Total realized/unrealized gains (losses):
Included in earnings	6,080	(a)	(505)	(a)	(2,917)	(b)	2,658
Included in other comprehensive income (loss)	84,592		-		-		84,592
Terminations prior to maturity	(5,074)		-		170,000		164,926
Transfers in and/or out of Level 3	11,339		-		-		11,339
December 31, 2008	$42,355		$42,179		$(171,455)		$(86,921)

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of December 31, 2008 (a)	$(116,127)		$153,221		$(2,917)		$34,177
(a) - Reported in revenues and cost of sales and fuel in our Consolidated Statements of Income.
(b) - Reported in interest expense in our Consolidated Statements of Income.

Realized/unrealized gains (losses) include the realization of our derivative contracts through maturity and changes in fair value of our hedged firm commitments and fixed-rate debt swapped to a floating rate.  Maturities represent the long-term debt associated with an interest-rate swap that matured during the period.  Terminations prior to maturity represent the long-term debt associated with an interest-rate swap that was terminated during the period.  Transfers into Level 3 represent existing assets or liabilities that were previously categorized at a higher level for which the unobservable inputs became a more significant portion of the fair value estimates.  Transfers out of Level 3 represent existing assets and liabilities that were previously classified as Level 3 for which the inputs became observable in accordance with our hierarchy policy discussed in Note A.

Investment Securities - The tables below show information about our investment securities classified as available-for-sale for the periods indicated:
	December 31,
	2009	2008
	(Thousands of dollars)
Available-for-sale securities held
Aggregate fair value	$2,688	$1,665
Reported in accumulated other comprehensive income (loss) for net unrealized holding gains, net of tax	$1,441	$814

We transferred securities from available-for-sale to trading during the year ended December 31, 2008, and recognized a $7.7 million gain, due to a reconsideration event in August 2008 when our NYMEX Holding, Inc. Class A shares held were converted to CME Group, Inc. (CME) Class A shares due to the NYMEX Holding, Inc. and CME merger.  A modification was made to the number of shares required to be maintained by NYMEX Holding, Inc. Class A owners that resulted in our sale of certain shares and the reclassification of the remaining shares to trading.  These trading securities were still held as of December 31, 2009.

The gains reclassified into earnings from accumulated other comprehensive income (loss) for the year ended December 31, 2008, of $11.1 million include the $7.7 million gain discussed previously, as well as a $3.4 million realized gain on the sale of available-for-sale securities.  For the available-for-sale securities sold in 2008, we used specific identification to determine the cost.  Proceeds received from the sale were approximately $3.9 million.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable and accounts payable is equal to book value, due to its short-term nature.  The fair value of notes payable approximates the carrying value since the interest rates, prescribed by each borrowing’s respective credit agreement, are periodically adjusted to reflect current market conditions.

The estimated fair value of long-term debt, including current maturities, was $4.83 billion and $3.95 billion at December 31, 2009 and 2008, respectively.  The book value of long-term debt, including current maturities, was $4.60 billion and $4.23 billion at December 31, 2009 and 2008, respectively.  The estimated fair value of long-term debt has been determined using quoted market prices of the same or similar issues with similar terms and maturities.

D.           RISK MANAGEMENT AND HEDGING ACTIVITIES USING DERIVATIVES

See Note A for a discussion of the accounting treatment of our risk management and hedging activities using derivatives.

Energy Marketing and Risk Management Activities

Our Energy Services and ONEOK Partners segments are exposed to various risks that we manage by periodically entering into derivative instruments.  These risks include the following:
•
Commodity price risk - We are exposed to the risk of loss in cash flows and future earnings arising from adverse changes in the price of natural gas, NGLs and condensate.  We use commodity derivative instruments such as futures, physical forward contracts, swaps and options to mitigate the commodity price risk associated with a portion of the forecasted purchases and sales of commodities and natural gas and natural gas liquids in storage;

•
Basis risk - We are exposed to the risk of loss in cash flows and future earnings arising from adverse changes in the price differentials between pipeline receipt and delivery locations.  Our firm transportation capacity allows us to purchase gas at a pipeline receipt point and sell gas at a pipeline delivery point.  Our Energy Services segment periodically enters into basis swaps between the transportation receipt and delivery points in order to protect the fair value of these location price differentials related to our firm commitments; and

•
Currency exchange rate risk - As a result of our Energy Services segment’s activities in Canada, we are exposed to the risk of loss in cash flows and future earnings from adverse changes in currency exchange rates on our commodity purchases and sales, primarily related to our firm transportation and storage contracts that are transacted in a currency other than our functional currency, the U.S. dollar.  To reduce our exposure to exchange-rate fluctuations, we use physical forward transactions, which result in an actual two-way flow of currency on the settlement date in which we exchange U.S. dollars for Canadian dollars with another party.

The following derivative instruments are used to manage our exposure to these risks:
•
Futures contracts - Standardized exchange-traded contracts to purchase or sell natural gas and crude oil at a specified price, requiring delivery on or settlement through the sale or purchase of an offsetting contract by a specified future date under the provisions of exchange regulations;

•
Forward contracts - Commitments to purchase or sell natural gas, crude oil or NGLs for delivery at some specified time in the future.  We also use currency forward contracts to manage our currency exchange rate risk.  Forward contracts are different from futures in that forwards are customized and non-exchange traded;

•
Swaps - Financial trades involving the exchange of payments based on two different pricing structures for a commodity.  In a typical commodity swap, parties exchange payments based on changes in the price of a commodity or a market index, while fixing the price they effectively pay or receive for the physical commodity.  As a result, one party assumes the risks and benefits of movements in market prices, while the other party assumes the risks and benefits of a fixed price for the commodity; and

•
Options - Contractual agreements that give the holder the right, but not the obligation, to buy or sell a fixed quantity of a commodity, at a fixed price, within a specified period of time.  Options may either be standardized, exchange traded or customized and non-exchange traded.

Our objectives for entering into such contracts include but are not limited to:
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

Our Energy Services segment also enters into derivative contracts for financial trading purposes primarily to capitalize on opportunities created by market volatility, weather-related events, supply-demand imbalances and market liquidity inefficiencies, which allows us to capture additional margin.  Financial trading activities are executed generally using financially settled derivatives and are normally short term in nature.

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

We are also subject to fluctuation in interest rates.  We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps.  Interest-rate swaps are agreements to exchange an interest payment at some future point based on the differential between two interest rates.  At December 31, 2009, we were not using any interest-rate swaps.  At December 31, 2008, the interest on $170 million of our fixed-rate debt was swapped to floating using interest-rate swaps.  The floating rate was based on both the three- or six-month LIBOR, depending upon the swap.  Based on the actual performance for the year ended December 31, 2008, the weighted-average interest rate on the swapped debt decreased from 6.17 percent to 4.39 percent.  At December 31, 2008, we recorded a net asset of $1.5 million to recognize the interest-rate swaps at fair value.

Fair Values of Derivative Instruments

See Note C for a discussion of the inputs associated with our fair value measurements and our fair value hierarchy disclosures.

The following table sets forth the fair values of our derivative instruments for the period indicated:
	December 31, 2009
	Fair Values of Derivatives (a)
	Assets	(Liabilities)
	(Thousands of dollars)
Derivatives designated as hedging instruments
Energy Services - fair value hedges	$197,037	$(59,731)
Energy Services - cash flow hedges (b)	115,215	(53,265)
ONEOK Partners - cash flow hedges	459	(18,772)
Total derivatives designated as hedging instruments	312,711	(131,768)
Derivatives not designated as hedging instruments
Energy Services - foreign exchange contracts	28	(81)
Commodity contracts
Non-trading instruments
Natural gas
Exchange-traded instruments	24,673	(9,215)
Over-the-counter swaps	382,099	(427,045)
Options	703	(11,454)
Physical	46,598	(16,234)
Trading instruments
Natural gas
Exchange-traded instruments	8,982	(9,925)
Over-the-counter swaps	44,600	(42,181)
Options	6,169	(6,228)
Total commodity contracts	513,824	(522,282)
Total derivatives not designated as hedging instruments	513,852	(522,363)
Total derivatives	$826,563	$(654,131)

(a) - Included on a net basis in energy marketing and risk management assets and liabilities on our Consolidated Balance Sheets.
(b) - Includes $37.7 million of derivative assets associated with cash flow hedges of inventory that were adjusted to reflect the lower of cost or market. The deferred gains associated with these assets have been reclassified from accumulated other comprehensive loss.

The following table sets forth the notional quantities for derivative instruments held for the period indicated:

	December 31, 2009
	Contract Type	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Exchange futures	6.4	(20.7)
	Swaps	18.1	(80.7)
- Crude oil and NGLs (MMBbl)	Swaps	-	(2.4)
Basis
- Natural gas (Bcf)	Forwards and swaps	23.7	(99.6)
Fair value hedges
Basis
- Natural gas (Bcf)	Forwards and swaps	210.4	(210.4)

Derivatives not designated as hedging instruments:
Fixed price
- Natural gas (Bcf)	Exchange futures	38.8	(22.7)
	Forwards and swaps	100.6	(117.4)
	Options	102.6	(80.6)
- Foreign currency (Millions of dollars)	Swaps	$4.6	$-
Basis
- Natural gas (Bcf)	Forwards and swaps	940.7	(947.1)
Index
- Natural gas (Bcf)	Forwards and swaps	66.4	(33.1)

These notional amounts are used to summarize the volume of financial instruments.  However, they do not reflect the extent to which the positions offset one another and consequently do not reflect our actual exposure to market or credit risk.

Cash Flow Hedges - Our Energy Services and ONEOK Partners segments use derivative instruments to hedge the cash flows associated with anticipated purchases and sales of natural gas, NGLs and condensate and cost of fuel used in the transportation of natural gas.  Accumulated other comprehensive income (loss) at December 31, 2009, includes losses of approximately $3.9 million, net of tax, related to these hedges that will be recognized within the next 22 months as the forecasted transactions affect earnings.  If prices remain at current levels, we will recognize $4.3 million in net losses over the next 12 months, and we will recognize net gains of $0.4 million thereafter.

In 2009, cost of sales and fuel in our Consolidated Statements of Income includes $11.3 million reflecting an adjustment to inventory at the lower of cost or market.  We reclassified $11.3 million of deferred gains, before income taxes, on associated cash flow hedges from accumulated other comprehensive income (loss) into earnings.

During the third and fourth quarters of 2008, the carrying value of natural gas in storage was written down by $308.5 million in order to record inventory at the lower of cost or market.  We reclassified $298.8 million of deferred gains, before income taxes, on associated cash flow hedges from accumulated other comprehensive income (loss) into earnings.

Through an affiliate, our ONEOK Partners segment periodically enters into derivative instruments to hedge the cash flows associated with its exposure to changes in the price of natural gas, NGLs and condensate.  At December 31, 2009, our ONEOK Partners’ segment reflected an unrealized loss of $18.2 million in accumulated other comprehensive income (loss), with a corresponding offset in energy marketing and risk management assets and liabilities.  If prices remain at current levels, the loss will be realized within the next 12 months as the forecasted transactions affect earnings.

The following table sets forth the effect of cash flow hedges recognized in other comprehensive income (loss) for the period indicated:

Derivatives in Cash Flow Hedging Relationships	Year Ended
December 31, 2009
(Thousands of dollars)
Commodity contracts	$49,344
Interest rate contracts	1,599
Total gain recognized in other comprehensive income (loss) on derivatives (effective portion)	$50,943

The following tables set forth the effect of cash flow hedges on our Consolidated Statements of Income for the period indicated:

	Location of Gain (Loss) Reclassified from
Derivatives in Cash Flow Hedging Relationships	Accumulated Other Comprehensive Income	Year Ended
	(Loss) into Net Income (Effective Portion)	December 31, 2009
		(Thousands of dollars)
Commodity contracts	Revenues	$188,144
Commodity contracts	Cost of sales and fuel	(36,776)
Interest rate contracts	Interest expense	1,240
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income on derivatives (effective portion)		$152,608

	Location of Gain (Loss) Recognized in Income on
Derivatives in Cash Flow Hedging Relationships	Derivatives (Ineffective Portion and Amount	Year Ended
	Excluded from Effectiveness Testing)	December 31, 2009
		(Thousands of dollars)
Commodity contracts	Revenues	$2,366
Commodity contracts	Cost of sales and fuel	(725)
Total gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)		$1,641

Ineffectiveness related to our cash flow hedges resulted in gains of approximately $1.4 million and $0.2 million in 2008 and 2007, respectively.  In the event that it becomes probable that a forecasted transaction will not occur, we will discontinue cash flow hedge treatment, which will affect earnings.  In 2009, 2008 and 2007, there were no gains or losses due to the discontinuance of cash flow hedge treatment since the underlying transactions were no longer probable.

Other Derivative Instruments - The following table sets forth the effect of our derivative instruments that are not part of a hedging relationship on our Consolidated Statements of Income for the period indicated:

Derivatives Not Designated as Hedging Instruments	Location of Gain	Year Ended December 31, 2009
		(Thousands of dollars)
Commodity contracts - trading	Revenues	$3,210
Commodity contracts - non-trading (a)	Cost of gas and fuel	10,085
Foreign exchange contracts	Revenues	886
Total gain recognized in income on derivatives		$14,181
(a) - For the year ended December 31, 2009, we recognized $22.6 million of losses associated with the fair value of derivative instruments entered into by our Distribution segment that were deferred as they are included in, and recoverable through, the monthly purchased-gas cost mechanism.

Fair Value Hedges - In prior years, we terminated various interest-rate swap agreements.  The net savings from the termination of these swaps is being recognized in interest expense over the terms of the debt instruments originally hedged.  Interest expense savings from the amortization of terminated swaps for 2009,  2008 and 2007, were $10.3 million, $10.5 million and $10.3 million, respectively, and the remaining amortization of terminated swaps will be recognized over the following periods:

		ONEOK
	ONEOK	Partners	Total
	(Millions of dollars)
2010	$6.4	$3.7	$10.1
2011	$3.4	$0.9	$4.3
2012	$1.7	$-	$1.7
2013	$1.7	$-	$1.7
2014	$1.7	$-	$1.7
Thereafter	$23.6	$-	$23.6

ONEOK and ONEOK Partners had no interest-rate swap agreements at December 31, 2009.

Our Energy Services segment uses basis swaps to hedge the fair value of location price differentials related to certain firm transportation commitments.  Net gains or losses from the fair value hedges and ineffectiveness are recorded to cost of sales and fuel.  The ineffectiveness related to these hedges included gains of $2.7 million and losses of $3.3 million and $5.3 million for 2009, 2008, and 2007, respectively.

Cost of sales and fuel in our Consolidated Statements of Income include gains of $253.2 million for 2009, related to the change in fair value of derivatives declared as fair value hedges.  Revenues include losses of $250.5 million for 2009, to recognize the change in fair value of the hedged firm commitments.

Credit Risk - We monitor the creditworthiness of our counterparties and compliance with management’s risk tolerance as determined by our Risk Oversight and Strategy Committee.  We maintain credit policies with regard to our counterparties that we believe minimize overall credit risk.  These policies include an evaluation of potential counterparties’ financial condition (including credit ratings, bond yields and credit default swap rates), collateral requirements under certain circumstances and the use of standardized master-netting agreements that allow us to net the positive and negative exposures associated with a single counterparty.  We have counterparties whose credit is not rated, and for those customers we use internally developed credit ratings.

Some of our derivative instruments contain provisions that require us to maintain an investment-grade credit rating from S&P and/or Moody’s.  If our credit ratings on senior unsecured long-term debt were to decline below investment grade, we would be in violation of these provisions, and the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions.  The aggregate fair value of all derivative instruments with contingent features related to credit risk that were in a net liability position as of December 31, 2009, was $53.0 million for which we have posted collateral of $26.1 million in the normal course of business.  If the contingent features underlying these agreements were triggered on December 31, 2009, we would have been required to post an additional $26.9 million of collateral to our counterparties.

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

The following table sets forth the net credit exposure from our derivative assets for the period indicated:

	December 31, 2009
	Investment	Non-investment	Not
	Grade	Grade	Rated
Counterparty sector	(Thousands of dollars)
Gas and electric utilities	$26,964	$2,668	$7,972
Oil and gas	54,578	224	10,084
Industrial	689	-	3
Financial	32,880	-	7
Other	-	55	40
Total	$115,111	$2,947	$18,106

E.           PROPERTY, PLANT AND EQUIPMENT

The following table sets forth our property, plant and equipment by property type, for the periods indicated:

	Estimated Useful	December 31,	December 31,
	Lives (Years)	2009	2008
		(Thousands of dollars)
Non-Regulated
Gathering pipelines and related equipment	5 to 46	$982,849	$899,169
Processing and fractionation and related equipment	5 to 46	959,339	837,306
Storage and related equipment	5 to 54	219,898	189,212
Transmission pipelines and related equipment	5 to 54	190,734	200,698
General plant and other	2 to 53	303,983	290,047
Construction work in process		181,920	282,323
Regulated
Natural gas distribution pipelines and related equipment	15 to 80	2,997,250	2,915,981
Storage and related equipment	5 to 54	134,934	129,484
Natural gas transmission pipelines and related equipment	5 to 80	1,702,839	1,550,443
Natural gas liquids transmission pipelines and related equipment	5 to 80	2,138,017	1,390,545
General plant and other	2 to 80	226,670	216,522
Construction work in process		107,367	574,889
Property, plant and equipment		10,145,800	9,476,619
Accumulated depreciation and amortization		2,352,142	2,212,850
Net property, plant and equipment		$7,793,658	$7,263,769

The average depreciation rates for our regulated property are set forth, by segment, in the following table for the periods indicated:

	Years Ended December 31,
Regulated Property	2009	2008	2007
ONEOK Partners	1.8% - 2.2%	2.0% - 2.4%	2.4% - 2.5%
Distribution	2.6% - 2.7%	2.7% - 3.0%	2.7% - 3.0%

ONEOK Partners’ average depreciation rates for its regulated property decreased in 2008, compared with 2007, due to placing in service newly constructed natural gas liquids pipeline assets with longer economic lives.

F.           GOODWILL AND INTANGIBLE ASSETS

Goodwill and Indefinite-lived Intangible Assets Impairment Tests - There were no impairment charges resulting from our July 1, 2009, 2008 or 2007 impairment tests.

Goodwill - The following table sets forth our goodwill, by segment, at both December 31, 2009 and 2008:

(Thousand of dollars)
ONEOK Partners	$433,537
Distribution	157,953
Energy Services	10,255
Other	1,099
Total Goodwill	$602,844

Intangible Assets - Our ONEOK Partners segment has $272.2 million of intangible assets related primarily to contracts acquired through acquisition, which are being amortized over an aggregate weighted-average period of 40 years.  The remaining intangible asset balance has an indefinite life.  Amortization expense for intangible assets for 2009, 2008 and 2007 was $7.7 million each year, and the aggregate amortization expense for each of the next five years is estimated to be approximately $7.7 million.  The following table sets forth the gross carrying amount and accumulated amortization of intangible assets for the periods indicated:

	December 31,	December 31,
	2009	2008
	(Thousands of dollars)
Gross Intangible Assets	$462,214	$462,214
Accumulated Amortization	(34,498)	(26,832)
Net Intangible Assets	$427,716	$435,382

G.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the balance in accumulated other comprehensive income (loss) for the periods indicated:

	Unrealized Gains (Losses) on Energy Marketing and Risk Management Assets/Liabilities	Unrealized Holding Gains (Losses) on Investment Securities	Pension and Postretirement Benefit Plan Obligations	Accumulated Other Comprehensive Income (Loss)
	(Thousands of dollars)
December 31, 2007	$25,328	$13,678	$(46,075)	$(7,069)
Other comprehensive income (loss) attributable to ONEOK	2,585	(12,864)	(53,268)	(63,547)
December 31, 2008	27,913	814	(99,343)	(70,616)
Other comprehensive income (loss) attributable to ONEOK	(34,064)	627	(14,560)	(47,997)
December 31, 2009	$(6,151)	$1,441	$(113,903)	$(118,613)

H.           CREDIT FACILITIES AND SHORT-TERM NOTES PAYABLE

ONEOK Credit Agreement - Under the ONEOK Credit Agreement, which expires July 2011, ONEOK is required to comply with certain financial, operational and legal covenants.  Among other things, these requirements include:
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

The debt covenant calculations in the ONEOK Credit Agreement exclude the debt of ONEOK Partners.  Upon breach of any covenant by ONEOK, amounts outstanding under the ONEOK Credit Agreement may become immediately due and payable.  At December 31, 2009, ONEOK’s stand-alone debt-to-capital ratio, as defined by the ONEOK Credit Agreement, was 45.4 percent, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement.

At December 31, 2009, ONEOK had $358.9 million in commercial paper outstanding and $37.0 million in letters of credit issued under the ONEOK Credit Agreement, leaving $804.1 million of credit available under the ONEOK Credit Agreement.

The average interest rate on ONEOK’s short-term debt outstanding was 0.30 percent and 4.51 percent at December 31, 2009 and 2008, respectively.

At December 31, 2008, ONEOK had no commercial paper outstanding, $1.4 billion in borrowings outstanding and $64.6 million in letters of credit issued under the ONEOK Credit Agreement, leaving $135.4 million of credit available under the ONEOK Credit Agreement and the $400 million 364-Day revolving credit facility dated August 6, 2008, which expired on August 5, 2009.

ONEOK Partners Credit Agreement - Under the ONEOK Partners Credit Agreement, which expires March 2012, ONEOK Partners is required to comply with certain financial, operational and legal covenants.  Among other things, these requirements include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in ONEOK Partners Credit Agreement, as adjusted for all non-cash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5 to 1.  If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will be increased to 5.5 to 1 for the three calendar quarters following the acquisition.  Upon breach of any covenant, discussed above, amounts outstanding under the ONEOK Partners Credit Agreement may become immediately due and payable.  At December 31, 2009, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 4.5 to 1, and ONEOK Partners was in compliance with all covenants under the ONEOK Partners Credit Agreement.

At December 31, 2009 and 2008, ONEOK Partners had $523 million and $870 million, respectively, in borrowings outstanding under the ONEOK Partners Credit Agreement and under the most restrictive provisions of the ONEOK Partners Credit Agreement had $367.1 million and $130 million, respectively, of credit available.  At December 31, 2009 and 2008, ONEOK Partners had a total of $24.2 million and $49.2 million, respectively, issued in letters of credit outside of the ONEOK Partners Credit Agreement.  Borrowings under the ONEOK Partners Credit Agreement are nonrecourse to ONEOK.

The average interest rate of short-term debt outstanding under the ONEOK Partners Credit Agreement was 0.54 percent and 4.22 percent at December 31, 2009 and 2008, respectively.

Borrowings under the ONEOK Credit Agreement and the ONEOK Partners Credit Agreement are typically short term in nature, ranging from one day to six months.  Accordingly, these borrowings are classified as short-term notes payable.

I.           LONG-TERM DEBT

All notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness.  The following table sets forth our long-term debt for the periods indicated:
	December 31,	December 31,
	2009	2008
	(Thousands of dollars)
ONEOK
$100,000 at 6.0% due 2009	$-	$100,000
$400,000 at 7.125% due 2011	400,000	400,000
$400,000 at 5.2% due 2015	400,000	400,000
$100,000 at 6.4% due 2019	90,314	91,371
$100,000 at 6.5% due 2028	88,247	89,970
$100,000 at 6.875% due 2028	100,000	100,000
$400,000 at 6.0% due 2035	400,000	400,000
Other	2,448	2,712
	1,481,009	1,584,053
ONEOK Partners
$250,000 at 8.875% due 2010	250,000	250,000
$225,000 at 7.10% due 2011	225,000	225,000
$350,000 at 5.90% due 2012	350,000	350,000
$450,000 at 6.15% due 2016	450,000	450,000
$500,000 at 8.625% due 2019	500,000	-
$600,000 at 6.65% due 2036	600,000	600,000
$600,000 at 6.85% due 2037	600,000	600,000
	2,975,000	2,475,000

Guardian Pipeline
Average 7.85%, due 2022	109,780	121,711

Total long-term notes payable	4,565,789	4,180,764
Unamortized portion of terminated swaps and fair value of hedged debt	43,298	55,035
Unamortized debt premium	(6,668)	(5,023)
Current maturities	(268,215)	(118,195)
Long-term debt	$4,334,204	$4,112,581

The aggregate maturities of long-term debt outstanding for the years 2010 through 2014 are shown below:

Guardian
	ONEOK	ONEOK Partners	Pipeline	Total
(Millions of dollars)
2010	$ 6.3	$ 250.0	$ 11.9	$ 268.2
2011	$ 406.3	$ 225.0	$ 11.9	$ 643.2
2012	$ 6.3	$ 350.0	$ 11.1	$ 367.4
2013	$ 6.2	$ -	$ 7.7	$ 13.9
2014	$ 6.0	$ -	$ 7.7	$ 13.7

Additionally, $178.5 million of our debt is callable at par at our option from now until maturity, which is 2019 for $90.3 million and 2028 for $88.2 million.

In February 2009, ONEOK repaid $100 million of maturing long-term debt with cash from operations and short-term borrowings.

ONEOK Partners’ Debt Issuance - In March 2009, ONEOK Partners completed an underwritten public offering of $500 million aggregate principal amount of 8.625 percent Senior Notes due 2019 (2019 Notes).  The net proceeds from the 2019 Notes of approximately $494.3 million were used to repay indebtedness outstanding under the ONEOK Partners Credit Agreement.  The 2019 Notes will mature on March 1, 2019.  ONEOK Partners will pay interest on the 2019 Notes on March 1 and September 1 of each year.  The first payment of interest on the 2019 Notes was made on September 1, 2009.

Debt Covenants - The terms of the ONEOK Partners 2019 Notes are governed by an indenture, dated as of September 25, 2006, between ONEOK Partners and Wells Fargo Bank, N.A., as trustee, as supplemented by the Fifth Supplemental Indenture, dated March 3, 2009 (Indenture).  The Indenture does not limit the aggregate principal amount of debt securities that may be issued and provides that debt securities may be issued from time to time in one or more additional series.  The Indenture contains covenants including, among other provisions, limitations on ONEOK Partners’ ability to place liens on its property or assets and to sell and lease back its property.

ONEOK Partners’ $250 million and $225 million senior notes, due June 15, 2010, and March 15, 2011, respectively, contain provisions that require ONEOK Partners to offer to repurchase the senior notes at par value if its Moody’s or S&P credit rating falls below investment grade (Baa3 for Moody’s or BBB- for S&P) and the investment-grade rating is not reinstated within a period of 40 days; however, once the $250 million 2010 senior notes have been retired, whether by maturity, redemption or otherwise, ONEOK Partners will no longer have any obligation to offer to repurchase the $225 million 2011 senior notes in the event its credit rating falls below investment grade.  Further, the indentures governing ONEOK Partners’ senior notes due 2010 and 2011 include an event of default upon acceleration of other indebtedness of $25 million or more and the indentures governing the senior notes due 2012, 2016, 2019, 2036 and 2037 include an event of default upon the acceleration of other indebtedness of $100 million or more that would be triggered by such an offer to repurchase.  Such an event of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding senior notes due 2010, 2011, 2012, 2016, 2019, 2036 and 2037 to declare those notes immediately due and payable in full.

ONEOK Partners may redeem the notes due 2012, 2016, 2019, 2036 and 2037, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium.  The redemption price will never be less than 100 percent of the principal amount plus accrued and unpaid interest to the redemption date.  The  notes due 2012, 2016, 2019, 2036 and 2037, are senior unsecured obligations, ranking equally in right of payment with all of ONEOK Partners’ existing and future unsecured senior indebtedness, and effectively junior to any of the existing and future debt and other liabilities of ay non-guarantor subsidiaries.

Debt Guarantee - The ONEOK Partners notes due 2012, 2016, 2019, 2036 and 2037, are fully and unconditionally guaranteed on a senior unsecured basis by ONEOK Partners’ wholly owned subsidiary, ONEOK Partners Intermediate Limited Partnership (Intermediate Partnership).  ONEOK Partners’ long-term debt is nonrecourse to ONEOK.  The guarantee ranks equally in right of payment to all of the Intermediate Partnership’s existing and future unsecured senior indebtedness.  ONEOK Partners has no significant assets or operations other than its investment in the Intermediate Partnership, which is also consolidated.  At December 31, 2009, the Intermediate Partnership held partnership interests in the equity of ONEOK Partners’ subsidiaries, as well as a 50 percent interest in Northern Border Pipeline.

Guardian Pipeline Senior Notes - These notes were issued under a master shelf agreement with certain financial institutions.  Principal payments are due quarterly through 2022.  Interest rates on the $109.8 million in notes outstanding at December 31, 2009, range from 7.61 percent to 8.27 percent, with an average rate of 7.85 percent.  Guardian Pipeline’s senior notes contain financial covenants that require the maintenance of a ratio of (i) EBITDAR, as defined in the master shelf agreement dated as of November 8, 2001, to fixed charges (interest expense plus operating lease expense) of not less than 1.5 to 1; and (ii) total indebtedness to EBITDAR of not greater than 5.75 to 1.  Upon any breach of these covenants, all amounts outstanding under the master shelf agreement may become due and payable immediately.  At December 31, 2009, Guardian Pipeline’s EBITDAR-to-fixed-charges ratio was 4.6 to 1, the ratio of total indebtedness to EBITDAR was 2.2 to 1, and Guardian Pipeline was in compliance with its financial covenants.

Other

We amortize premiums, discounts and expenses incurred in connection with the issuance of long-term debt consistent with the terms of the respective debt instrument.

J.           CAPITAL STOCK

Series A and B Convertible Preferred Stock - There are no shares of Series A or Series B Preferred Stock currently outstanding.

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

Common Stock - At December 31, 2009, we had approximately 175.9 million shares of authorized and unreserved common stock available for issuance.

Dividends - Fourth-quarter 2008 and first-quarter 2009 dividends paid on our common stock to shareholders of record at the close of business on January 30, 2009, and April 30, 2009, respectively, were $0.40 per share.  Second-quarter 2009 and third-quarter 2009 dividends paid on our common stock to shareholders of record at the close of business on July 31, 2009, and November 13, 2009, respectively, were $0.42 per share.  Additionally, a quarterly dividend of $0.44 per share was declared in January 2010, payable in the first quarter of 2010.

K.           EMPLOYEE BENEFIT PLANS

Retirement and Other Postretirement Benefit Plans

Retirement Plans - We have defined benefit retirement plans covering certain full-time employees.  Nonbargaining unit employees hired after December 31, 2004, are not eligible for our defined benefit pension plan; however, they are covered by a defined contribution profit-sharing plan.  Certain officers and key employees are also eligible to participate in supplemental retirement plans.  We generally fund our pension costs at a level needed to maintain or exceed the minimum funding levels required by the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006.

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

Regulatory Treatment - The OCC, KCC, and regulatory authorities in Texas have approved the recovery of pension costs and other postretirement benefits costs through rates for Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, respectively.  The costs recovered through rates are based on current funding requirements and the net periodic benefit cost for pension and postretirement costs.  Differences, if any, between the expense and the amount recovered through rates are reflected in earnings, net of authorized deferrals.

Our regulated entities have historically recovered pension and other postretirement benefit costs through rates.  We believe it is probable that regulators will continue to include the net periodic pension and other postretirement benefit costs in our regulated entities’ cost of service.  Accordingly, we have recorded a regulatory asset for the minimum liability associated with our regulated entities’ pension and other postretirement benefit obligations that otherwise would have been recorded in accumulated other comprehensive income.

Measurement Date Change - Effective for our year ended December 31, 2008, we changed our measurement date from September 30 to December 31.  We determined our net periodic benefit cost for the period October 1, 2007, through December 31, 2008, based on a measurement date of September 30, 2007.  The net periodic benefit cost for the period of October 1, 2007, through December 31, 2007, was reflected as an adjustment to retained earnings as of December 31, 2008.  The impact of this adjustment was a $7.6 million reduction to retained earnings, net of taxes.

Obligations and Funded Status - The following tables set forth our pension and other postretirement benefit plans benefit obligations and fair value of plan assets for the periods indicated.  Due to the change in our measurement date discussed above, the changes in our benefit obligation and plan assets shown in the following tables for 2008 are for the 15-month period from October 1, 2007 through December 31, 2008.

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2009	2008	2009	2008
Change in Benefit Obligation	(Thousands of dollars)
Benefit obligation, beginning of period	$887,563	$819,999	$278,765	$294,730
Service cost	20,762	25,577	5,173	7,198
Interest cost	58,052	61,649	16,918	22,206
Plan participants' contributions	-	-	2,865	3,299
Actuarial (gain) loss	83,715	46,967	(22,765)	(21,983)
Benefits paid	(53,089)	(66,629)	(13,290)	(26,685)
Benefit obligation, end of period	997,003	887,563	267,666	278,765

Change in Plan Assets
Fair value of plan assets, beginning of period	601,891	771,878	77,687	79,314
Actual return on plan assets	122,757	(220,955)	5,736	(17,644)
Employer contributions	77,127	117,597	8,937	12,444
Transfers in	-	-	-	3,573
Benefits paid	(53,089)	(66,629)	-	-
Fair value of assets, end of period	748,686	601,891	92,360	77,687
Balance at December 31	$(248,317)	$(285,672)	$(175,306)	$(201,078)

Current liabilities	$(3,396)	$(2,706)	$-	$-
Non-current liabilities	(244,921)	(282,966)	(175,306)	(201,078)
Balance at December 31	$(248,317)	$(285,672)	$(175,306)	$(201,078)

The accumulated benefit obligation for our pension plans was $939.9 million and $824.7 million at December 31, 2009 and 2008, respectively.

There are no plan assets expected to be withdrawn and returned to us in 2010.

Components of Net Periodic Benefit Cost - The following tables set forth the components of net periodic benefit cost for our pension and other postretirement benefit plans for the periods indicated:
	Pension Benefits
	Years Ended December 31,
	2009	2008	2007
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$ 20,762	$ 20,165	$21,050
Interest cost	58,052	49,801	48,608
Expected return on assets	(66,034)	(61,268)	(58,154)
Amortization of unrecognized prior service cost	1,565	1,551	1,486
Amortization of net loss	17,322	9,548	16,139
Net periodic benefit cost	$ 31,667	$ 19,797	$29,129

	Postretirement Benefits
	Years Ended December 31,
	2009	2008	2007
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$ 5,173	$ 5,675	$6,392
Interest cost	16,918	17,899	15,830
Expected return on assets	(6,809)	(7,421)	(6,389)
Amortization of unrecognized net asset at adoption	3,189	3,189	3,189
Amortization of unrecognized prior service cost	(2,003)	(2,003)	(2,277)
Amortization of net loss	9,660	10,972	9,927
Net periodic benefit cost	$ 26,128	$ 28,311	$26,672

Other Comprehensive Income (Loss) - The following table sets forth the amounts recognized in other comprehensive income (loss) related to our pension benefits and postretirement benefits for the periods indicated:
	Pension Benefits	Postretirement Benefits
	December 31, 2009	December 31, 2009
	(Thousands of dollars)
Regulatory asset gain (loss)	$(4,674)	$(19,292)
Net gain (loss) arising during the period	(30,340)	21,692
Amortization of regulatory asset	(11,465)	(9,400)
Amortization of transition obligation	-	3,189
Amortization of prior service (cost) credit	1,565	(2,003)
Amortization of loss	17,322	9,660
Deferred income taxes	10,674	(1,488)
Total recognized in other comprehensive income (loss)	$(16,918)	$2,358

The table below sets forth the amounts in accumulated other comprehensive income (loss) that had not yet been recognized as components of net periodic benefit expense for the periods indicated:
	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2009	2008	2009	2008
	(Thousands of dollars)
Transition obligation	$-	$-	$(9,535)	$(12,724)
Prior service credit (cost)	(5,287)	(6,852)	6,381	8,384
Accumulated gain (loss)	(468,107)	(455,089)	(81,876)	(113,228)
Accumulated other comprehensive income (loss) before regulatory assets	(473,394)	(461,941)	(85,030)	(117,568)
Regulatory asset for regulated entities	315,743	331,882	56,927	85,619
Accumulated other comprehensive income (loss) after regulatory assets	(157,651)	(130,059)	(28,103)	(31,949)
Deferred income taxes	60,981	50,307	10,870	12,358
Accumulated other comprehensive income (loss), net of tax	$(96,670)	$(79,752)	$(17,233)	$(19,591)

The following table sets forth the amounts recognized in either accumulated comprehensive income (loss) or regulatory assets expected to be recognized as components of net periodic benefit expense in the next fiscal year:
	Pension	Postretirement
	Benefits	Benefits
Amounts to be recognized in 2010	(Thousands of dollars)
Transition obligation	$-	$3,189
Prior service credit (cost)	$1,278	$(2,003)
Net loss	$27,555	$7,009

Actuarial Assumptions - The following table sets forth the weighted-average assumptions used to determine benefit obligations for the periods indicated:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2009	2008	2009	2008
Discount rate	6.00%	6.25%	6.00%	6.25%
Compensation increase rate	3.1% - 4.0%	4.3% - 4.8%	3.1% - 4.0%	4.3% - 4.8%

The following table sets forth the weighted-average assumptions used to determine net periodic benefit costs for the periods indicated:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2009	2008	2009	2008
Discount rate	6.25%	6.25%	6.25%	6.25%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	8.50%
Compensation increase rate	4.3% - 4.8%	3.5% - 4.5%	4.3% - 4.8%	3.5% - 4.0%

We determine our overall expected long-term rate of return on plan assets, based on our review of historical returns and economic growth models.

We determine our discount rates annually.  For 2009, we changed our methodology to estimate our discount rate based upon a comparison of the expected cash flows associated with our future payments under our pension and postretirement obligations to a hypothetical bond portfolio created using high quality bonds that closely match expected cash flows.  Bond portfolios are developed by selecting a bond for each of the next 60 years based on the maturity dates of the bonds.  Bonds selected to be included in the portfolios are only those rated by Moody’s as AA- or better and exclude callable bonds, bonds with less than a minimum issue size, yield outliers and other filtering criteria to remove unsuitable bonds.  The change in methodology did not have a material impact on the determination of our discount rate.

In 2008 and 2007, we developed the discount rates based on matching the amount and timing of the projected benefit payments to a spot-rate yield curve, which provided zero-coupon interest rates into the future.  The methodology for developing the yield curve included selecting the bonds to be included (only bonds rated Aa by Moody’s but excluding callable bonds, bonds with less than a minimum issue size, yield outliers and various other filtering criteria to remove unsuitable bonds).  Once the bonds were selected, a best-fit regression curve to the bond data was determined, modeling yields to maturity as a function of years to maturity.  This coupon yield curve was converted to a spot-yield curve using the calculation technique that assumed the price of a coupon bond for a given maturity equaled the present value of the underlying bond cash flows using zero-coupon spot rates.  Once the yield curve was developed, the projected cash flows for the plan for each year in the future were calculated.  These projected cash-flow values were based on the most recent valuation.  Each annual cash flow of the plan obligations was discounted using the yield at the appropriate point on the curve, and then the single equivalent discount rate that would yield the same value for the cash flow was determined.

Health Care Cost Trend Rates - The following table sets forth the assumed health care cost trend rates for the periods indicated:

	2009	2008
Health care cost trend rate assumed for next year	5.0% - 9.0%	5.0% - 9.0%
Rate to which the cost trend rate is assumed
to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2019	2018

Assumed health care cost trend rates have a significant effect on the amounts reported for our health care plans.  A one-percentage point change in assumed health care cost trend rates would have the following effects:
	One-Percentage	One-Percentage
	Point Increase	Point Decrease
	(Thousands of dollars)
Effect on total of service and interest cost	$1,836	$(1,586)
Effect on postretirement benefit obligation	$20,518	$(17,803)

Plan Assets - Our investment strategy is to invest plan assets in accordance with sound investment practices that emphasize long-term fundamentals.  The goal of this strategy is to maximize investment returns while managing risk in order to meet the plan’s current and projected financial obligations.  The plan’s investments include a diverse blend of various domestic and international equities, investments in various classes of debt securities, insurance contracts and venture capital.  The target allocation for the assets of our pension plan is as follows:

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

See Note A for a discussion of our fair value measurements and the fair value hierarchy.  The following tables set forth our pension benefits and postretirement benefits plan assets by category as of the measurement date:
	Pension Benefits
	December 31, 2009
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Equity securities (a):
Large-cap value	$86,295	$-	$-	$86,295
Large-cap growth	103,375	-	-	103,375
Mid-cap	70,232	-	-	70,232
Small-cap	53,692	-	-	53,692
International	92,529	-	-	92,529
Fixed income securities (b):
Corporate bonds	-	130,182	-	130,182
Insurance contracts	-	-	76,079	76,079
High yield corporate bonds	-	83,373	-	83,373
Other types of investments (c)	51,831	-	1,098	52,929
Total assets	$457,954	$213,555	$77,177	$748,686
(a) - This category represents securities of the respective market sector from diverse industries.
(b) - This category represents bonds or insurance contracts from diverse industries.
(c) - This category is primarily money market funds.

	Postretirement Benefits
	December 31, 2009
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Equity securities (a):
Large-cap value	$10,753	$-	$-	$10,753
Large-cap growth	12,690	-	-	12,690
Mid-cap	6,425	-	-	6,425
Small-cap	9,542	-	-	9,542
International	8,608	-	-	8,608
Fixed income securities (b):
Corporate bonds	1,371	17,754	-	19,125
Insurance contracts	-	-	3,457	3,457
Other types of investments (c)	21,760	-	-	21,760
Total assets	$71,149	$17,754	$3,457	$92,360
(a) - This category represents securities of the respective market sector from diverse industries.
(b) - This category represents bonds or insurance contracts from diverse industries.
(c) - This category is primarily money market funds.

The following tables set forth the reconciliation of Level 3 fair value measurements of our pension and postretirement plans for the periods indicated:

	Pension Benefits
	December 31, 2009
	Insurance Contracts	Other Investments	Total
	(Thousands of dollars)
December 31, 2008	$80,702	$1,881	$82,583
Actual return on plan assets:
Held at the reporting date	(4,623)	(783)	(5,406)
Sold during the period	-	-	-
Purchases, sales and settlements	-	-	-
Transfers in and/or out of Level 3	-	-	-
December 31, 2009	$76,079	$1,098	$77,177

Postretirement Benefits
December 31, 2009
Insurance Contracts
(Thousands of dollars)
December 31, 2008	$2,643
Actual return on plan assets:
Held at the reporting date	519
Sold during the period	-
Purchases, sales and settlements	295
Transfers in and/or out of Level 3	-
December 31, 2009	$3,457

Contributions - For 2009, $77.1 million and $8.9 million of contributions were made to our pension plan and other postretirement benefit plan, respectively.  We anticipate our total 2010 contributions will be $43.3 million for the pension plan and $12.4 million for the other postretirement benefit plan.

Pension and Other Postretirement Benefit Payments - Benefit payments for our pension and other postretirement benefit plans for the period ending December 31, 2009, were $56.4 million and $13.3 million, respectively.  The following table sets forth the pension benefits and postretirement benefit payments expected to be paid in 2010-2019:

	Pension Benefits	Postretirement Benefits
Benefits to be paid in:	(Thousands of dollars)
2010	$ 55,916	$15,446
2011	$ 57,432	$16,527
2012	$ 59,460	$17,416
2013	$ 61,285	$18,568
2014	$ 63,281	$18,832
2015 through 2019	$ 356,932	$113,480

The expected benefits to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2009, and include estimated future employee service.

Other Employee Benefit Plans

Thrift Plan - We have a Thrift Plan covering all full-time employees, and employee contributions are discretionary.  We match 100 percent of employee contributions up to 6 percent of each participant’s eligible compensation, subject to certain limits.  Our contributions made to the plan were $14.7 million, $14.7 million and $13.2 million in 2009, 2008 and 2007, respectively.

Profit-Sharing Plan - We have a profit-sharing plan for all nonbargaining unit employees hired after December 31, 2004.  Nonbargaining unit employees who were employed prior to January 1, 2005, were given a one-time opportunity to make an irrevocable election to participate in the profit-sharing plan and not accrue any additional benefits under our defined-benefit pension plan after December 31, 2004.  We plan to make a contribution to the profit-sharing plan each quarter equal to 1 percent of each participant’s eligible compensation during the quarter.  Additional discretionary employer contributions may be made at the end of each year.  Employee contributions are not allowed under the plan.  Our contributions made to the plan were $4.7 million, $3.2 million and $2.7 million in 2009, 2008 and 2007, respectively.

Employee Deferred Compensation Plan - The ONEOK, Inc. 2005 Nonqualified Deferred Compensation Plan provides select employees, as approved by our Board of Directors, with the option to defer portions of their compensation and provides nonqualified deferred compensation benefits that are not available due to limitations on employer and employee contributions to qualified defined contribution plans under the federal tax laws.  Our contributions made to the plan were not material in 2009, 2008 and 2007.

L.           COMMITMENTS AND CONTINGENCIES

Commitments - In March 2008, ONEOK Leasing Company, a subsidiary of ONEOK, purchased ONEOK Plaza for a total purchase price of approximately $48 million, which included $17.1 million for the present value of the remaining lease payments and $30.9 million for the base purchase price.

We lease excess office space in ONEOK Plaza.  We received rental revenue of $3.3 million in 2009, $2.6 million in 2008 and $2.9 million in 2007.  Estimated minimum future rental payments to be received under existing contracts for subleases are $2.3 million in 2010, $2.2 million in 2011, $1.3 million in 2012, $1.2 million in 2013 and $0.9 million in 2014.

Operating leases represent future minimum lease payments under non-cancelable operating leases on a gas processing plant, office space, pipeline equipment, rights-of-way and vehicles.  Firm transportation and storage contracts are fixed-price contracts that provide us with firm transportation and storage capacity.  The following table sets forth our operating lease and firm transportation and storage contract payments for the periods presented:

ONEOK	Operating Leases	Firm Transportation and Storage Contracts	Total
(Millions of dollars)
2010	$ 26.5	$ 144.1	$ 170.6
2011	$ 31.6	$ 120.6	$ 152.2
2012	$ 0.4	$ 114.1	$ 114.5
2013	$ 0.2	$ 84.5	$ 84.7
2014	$ -	$ 69.5	$ 69.5

ONEOK Partners	Operating Leases	Firm Transportation and Storage Contracts	Total
(Millions of dollars)
2010	$ 3.5	$ 6.8	$ 10.3
2011	$ 2.6	$ 1.4	$ 4.0
2012	$ 2.4	$ 1.4	$ 3.8
2013	$ 2.3	$ 1.4	$ 3.7
2014	$ 1.9	$ 1.2	$ 3.1

The amounts in the ONEOK table above include minimum lease payments relating to the lease of a gas processing plant of $24.2 million in 2010 and $30.6 million in 2011.  We acquired the lease in a business combination and recorded a liability for uneconomic lease terms.  The liability is accreted to rent expense in the amount of $13.0 million per year over the term of the lease; however, the cash outflow under the lease remains the same.  The amounts in the ONEOK Partners table above exclude intercompany payments relating to the lease of a gas processing plant.

Investment in Northern Border Pipeline - In 2009, ONEOK Partners made equity contributions of $42.3 million to Northern Border.  ONEOK Partners does not anticipate any material equity contributions in 2010.

Overland Pass Pipeline Company - Overland Pass Pipeline Company is a joint venture between ONEOK Partners and a subsidiary of The Williams Companies, Inc. (Williams).  A subsidiary of ONEOK Partners owns 99 percent of the joint venture and operates the pipeline.  On or before November 17, 2010, Williams has the option to increase its ownership in Overland Pass Pipeline Company up to a total of 50 percent, with the purchase price being determined in accordance with the joint venture’s operating agreement.  If Williams exercises its option to increase its ownership to 50 percent, Williams would have the option to become operator.  Should Williams exercise its option to obtain a 50 percent ownership interest, ONEOK Partners may be required to deconsolidate Overland Pass Pipeline Company and account for it under the equity method accounting.

Environmental Liabilities - We are subject to multiple environmental, historical and wildlife preservation laws and regulations affecting many aspects of our present and future operations.  Regulated activities include those involving air emissions, stormwater and wastewater discharges, handling and disposal of solid and hazardous wastes, hazardous materials transportation, and pipeline and facility construction.  These laws and regulations require us to obtain and comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals.  Failure to comply with these laws, regulations, permits and licenses may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations.  If a leak or spill of hazardous substances or petroleum products occurs from lines or facilities that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including response, investigation and clean-up costs, which could materially affect our results of operations and cash flows.  In addition, emission controls required under the federal Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities.  We cannot assure that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us.  Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no material effects upon earnings or cash flows during 2009, 2008 or 2007.

In addition, the EPA has issued a proposed rule on air-quality standards, “National Emission Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines,” also known as RICE NESHAP, scheduled to be adopted in early 2013.  The proposed rule will require capital expenditures over the next three years for the purchase and installation of new emissions-control equipment.  We do not expect these expenditures to have a material impact on our results of operations, financial position or cash flows.

Legal Proceedings - We are a party to various litigation matters and claims that have arisen in the normal course of our operations.  While the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or liquidity.

M.           INCOME TAXES

The following table sets forth our provisions for income taxes for the periods indicated:
	Year Ended December 31,
	2009	2008	2007
Current income taxes	(Thousands of dollars)
Federal	$6,381	$18,833	$100,517
State	2,227	10,047	19,063
Total current income taxes	8,608	28,880	119,580
Deferred income taxes
Federal	170,077	143,807	56,887
State	28,636	21,384	8,130
Total deferred income taxes	198,713	165,191	65,017
Total provision for income taxes	$207,321	$194,071	$184,597

The following table is a reconciliation of our income tax provision for the periods indicated:
	Years Ended December 31,
	2009	2008	2007
	(Thousands of dollars)
Income before income taxes	$698,525	$794,538	$682,717
Less: Net income attributable to noncontrolling interest	185,753	288,558	193,199
Income attributable to ONEOK before income taxes	512,772	505,980	489,518
Federal statutory income tax rate	35%	35%	35%
Provision for federal income taxes	179,470	177,093	171,331
Amortization of distribution property investment tax credit	(410)	(455)	(505)
State income taxes, net of federal tax benefit	20,061	20,431	17,676
Other, net	8,200	(2,998)	(3,905)
Income tax provision	$207,321	$194,071	$184,597

The following table sets forth the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities for the periods indicated:

	December 31,	December 31,
	2009	2008
Deferred tax assets	(Thousands of dollars)
Employee benefits and other accrued liabilities	$118,027	$161,947
Net operating loss carryforward	2,559	4,226
Other comprehensive income	78,838	43,747
Other	31,813	23,051
Total deferred tax assets	231,237	232,971

Deferred tax liabilities
Excess of tax over book depreciation and depletion	464,788	372,123
Purchased gas adjustment	13,726	20,047
Investment in joint ventures	664,377	564,234
Regulatory assets	159,540	180,037
Other	-	746
Total deferred tax liabilities	1,302,431	1,137,187
Net deferred tax liabilities	$1,071,194	$904,216

At December 31, 2009, ONEOK Partners had approximately $2.6 million of tax benefits available related to net operating loss carryforwards, which will expire between the years 2022 and 2028.  We believe that it is more likely than not that the tax benefits of the net operating loss carryforwards will be utilized prior to their expiration; therefore, no valuation allowance is necessary.

We had income taxes receivable of approximately $94.6 million and $69.9 million at December 31, 2009 and 2008, respectively.

N.           SEGMENTS

Segment Descriptions - Our operations are divided into three reportable business segments based on similarities in economic characteristics, products and services, types of customers, methods of distribution and regulatory environment.  These segments are as follows: (i) our ONEOK Partners segment gathers, processes, transports, stores and sells natural gas and gathers, treats, fractionates, stores, distributes and markets NGLs; (ii) our Distribution segment delivers natural gas to residential, commercial and industrial customers, and transports natural gas; and (iii) our Energy Services segment markets natural gas to wholesale and retail customers.  Our Distribution segment is comprised of regulated public utilities, and portions of our ONEOK Partners segment are also regulated.  Other and eliminations consists of the operating and leasing operations of our headquarters building and related parking facility and other amounts needed to reconcile our reportable segments to our consolidated financial statements.

Accounting Policies - The accounting policies of the segments are described in Note A.  Intersegment sales are recorded on the same basis as sales to unaffiliated customers and are discussed further at Note R.  Net margin is comprised of total revenues less cost of sales and fuel.  Cost of sales and fuel includes commodity purchases, fuel, and storage and transportation costs.

Customers - The primary customers for our ONEOK Partners segment include major and independent oil and gas production companies, natural gas gathering and processing companies, petrochemical, refining and NGL marketing companies, LDCs, power generating companies, natural gas marketing companies, NGL gathering companies and propane distributors.  Our Distribution segment provides natural gas to residential, commercial, industrial, wholesale, public authority and transportation customers.  Our Energy Services segment buys natural gas from producers and other marketing companies and sells natural gas to LDCs, municipalities, large industrials, power generators, retail aggregators and other marketing companies, as well as residential and small commercial/industrial companies.

In 2009, 2008 and 2007, we had no single external customer from which we received 10 percent or more of our consolidated gross revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Year Ended December 31, 2009	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$5,998,726	$1,843,429	$3,266,517	$2,979	$11,111,651
Intersegment revenues	475,765	7	329,001	(804,773)	-
Total revenues	$6,474,491	$1,843,436	$3,595,518	$(801,794)	$11,111,651

Net margin	$1,119,297	$716,028	$177,643	$2,978	$2,015,946
Operating costs	411,227	384,125	41,704	65	837,121
Depreciation and amortization	164,136	122,595	608	1,652	288,991
Gain (loss) on sale of assets	2,668	486	-	1,652	4,806
Operating income	$546,602	$209,794	$135,331	$2,913	$894,640

Equity earnings from investments	$72,722	$-	$-	$-	$72,722
Investments in unconsolidated affiliates	$765,163	$-	$-	$-	$765,163
Total assets	$7,953,259	$3,059,508	$980,906	$834,010	$12,827,683
Noncontrolling interests in consolidated subsidiaries	$5,603	$-	$-	$1,232,665	$1,238,268
Capital expenditures	$615,691	$157,508	$105	$17,941	$791,245
(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment’s regulated operations had revenues of $555.9 million, net margin of $451.0 million and operating income of $200.3 million.

(b) - All of our Distribution segment’s operations are regulated.

Year Ended December 31, 2008	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$6,975,320	$2,177,615	$7,001,296	$3,202	$16,157,433
Intersegment revenues	744,886	7	584,507	(1,329,400)	-
Total revenues	$7,720,206	$2,177,622	$7,585,803	$(1,326,198)	$16,157,433

Net margin	$1,140,659	$680,971	$110,716	$3,181	$1,935,527
Operating costs	371,797	375,328	35,593	(5,806)	776,912
Depreciation and amortization	124,765	116,782	921	1,459	243,927
Gain (loss) on sale of assets	713	(21)	1,500	124	2,316
Operating income	$644,810	$188,840	$75,702	$7,652	$917,004

Equity earnings from investments	$101,432	$-	$-	$-	$101,432
Investments in unconsolidated affiliates	$755,492	$-	$-	$-	$755,492
Total assets	$7,254,272	$3,063,374	$1,752,256	$1,056,160	$13,126,062
Noncontrolling interests in consolidated subsidiaries	$5,941	$-	$-	$1,073,428	$1,079,369
Capital expenditures	$1,253,853	$169,049	$62	$50,172	$1,473,136
(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment’s regulated operations had revenues of $434.5 million, net margin of $332.0 million and operating income of $156.8 million.

(b) - All of our Distribution segment’s operations are regulated.

Year Ended December 31, 2007	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$5,204,794	$2,099,056	$6,170,084	$3,480	$13,477,414
Intersegment revenues	626,764	7	459,319	(1,086,090)	-
Total revenues	$5,831,558	$2,099,063	$6,629,403	$(1,082,610)	$13,477,414

Net margin	$895,893	$663,648	$247,402	$3,165	$1,810,108
Operating costs	337,356	377,778	39,920	6,456	761,510
Depreciation and amortization	113,704	111,615	2,147	498	227,964
Gain (loss) on sale of assets	1,950	(56)	-	15	1,909
Operating income	$446,783	$174,199	$205,335	$(3,774)	$822,543

Equity earnings from investments	$89,908	$-	$-	$-	$89,908
Investments in unconsolidated affiliates	$756,260	$-	$-	$-	$756,260
Total assets	$6,112,065	$3,045,249	$1,549,012	$355,708	$11,062,034
Noncontrolling interests in consolidated subsidiaries	$5,802	$-	$-	$796,162	$801,964
Capital expenditures	$709,858	$162,044	$158	$11,643	$883,703
(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment’s regulated operations had revenues of $343.6 million, net margin of $274.0 million and operating income of $122.7 million.

(b) - All of our Distribution segment’s operations are regulated.

O.           STOCK-BASED COMPENSATION

Equity Compensation Plan

The ONEOK, Inc. Equity Compensation Plan provides for the granting of stock-based compensation, including incentive stock options, non-statutory stock options, stock bonus awards, restricted stock awards, restricted stock unit awards, performance stock awards and performance unit awards to eligible employees and the granting of stock awards to non-employee directors.  We have reserved a total of 5.0 million shares of common stock for issuance under the plan.  In December 2008, we amended the Equity Compensation Plan to allow for the deferral of awards granted in stock or cash, in accordance with Internal Revenue Code section 409A requirements.  This deferral option is applicable for certain awards granted in 2006 and later, and vesting after 2008.

Restricted Stock Incentive Units - Restricted stock incentive units may be granted to key employees with ownership of the common stock underlying the incentive unit vesting over a period determined by the Executive Compensation Committee (the Committee).  Awards granted to date vest over a three-year period.  Awards granted in 2009, 2008 and 2007 entitle the grantee to receive shares of our common stock.  Restricted stock incentive unit awards are measured at fair value as if they were vested and issued on the grant date, reduced by expected dividend payments and adjusted for estimated forfeitures. No dividends are paid on the restricted stock incentive units.  Compensation expense is recognized on a straight-line basis over the vesting period of the award.

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

If paid, the performance unit awards granted in 2009, 2008 and 2007 entitle the grantee to receive the grant in shares of our common stock.  Our 2009, 2008 and 2007 performance unit awards are equity awards with a market-based condition, which results in the compensation cost for these awards being recognized over the requisite service period, provided that the requisite service period is fulfilled, regardless of when, if ever, the market condition is satisfied.  The fair value of these performance units was estimated on the grant date based on a Monte Carlo model. The compensation expense on these awards will only be adjusted for changes in forfeitures.

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

Options - Stock options may be granted that are not exercisable until a fixed future date or in installments.  All outstanding options issued to date have vested and must be exercised no later than 10 years after grant date.  Options issued to date become void upon involuntary termination of employment for just cause or voluntary termination of employment other than retirement.  In the event of retirement or involuntary termination other than for just cause, the optionee may exercise the option within a period determined by the Executive Compensation Committee (the Committee) and stated in the option.  In the event of death, the option may be exercised by the personal representative of the optionee within a period to be determined by the Committee and stated in the option.

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

General

For all awards outstanding, we used a forfeiture rate ranging from zero percent to 13 percent based on historical forfeitures under our share-based payment plans.  We use a combination of issuances from treasury stock and repurchases in the open market to satisfy our share-based payment obligations.

Compensation cost expensed for our share-based payment plans described below was $15.1 million, $13.1 million and $12.0 million during 2009, 2008 and 2007, respectively, which is net of $9.5 million, $8.3 million and $7.5 million of tax benefits, respectively.  No compensation cost was capitalized for 2009, 2008 and 2007.

Cash received from the exercise of awards under all share-based payment arrangements was $3.3 million, $3.8 million and $7.4 million for 2009, 2008 and 2007, respectively.  The actual tax benefit realized for the anticipated tax deductions of the exercise of share-based payment arrangements totaled $0.9 million, $1.4 million and $4.6 million for 2009, 2008 and 2007, respectively.

Stock Option Activity

The following table sets forth the stock option activity for employees and non-employee directors for the periods indicated:

	Number of	Weighted
	Shares	Average Price
Outstanding December 31, 2008	774,306	$24.44
Exercised	(199,888)	$20.81
Expired	(23,045)	$35.53
Outstanding December 31, 2009	551,373	$25.29

Exercisable December 31, 2009	551,373	$25.29

The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value, based on our year-end closing stock price of $44.57, that would have been received by the option holders had all option holders exercised their options as of December 31, 2009:

	Stock Options Outstanding and Exercisable
		Weighted		Aggregate
		Average	Weighted	Intrinsic
Range of	Number	Remaining	Average	Value
Exercise Prices	of Awards	Life (yrs)	Exercise Price	(in 000's)
$16.88 to $25.32	333,976	1.77	$18.23	$8,797
$25.33 to $38.00	179,062	1.16	$35.17	$1,683
$38.01 to $43.67	38,335	1.50	$40.78	$145

The weighted-average period of outstanding options is 1.6 years.  As of December 31, 2009, all stock options were fully vested and expensed.  The following table sets forth statistics relating to our stock option activity:
	December 31, 2009	December 31, 2008	December 31, 2007
	(Thousands of dollars)
Intrinsic value of options exercised	$2,453	$3,652	$12,129

Restricted Stock Unit Activity

The total fair value of shares vested during 2009 was $5.9 million.  As of December 31, 2009, there was $4.3 million of total unrecognized compensation cost related to our nonvested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 1.7 years.  The following tables set forth activity and various statistics for our restricted stock unit awards:

	Number of	Weighted
	Shares	Average Price
Nonvested December 31, 2008	427,132	$34.78
Granted	95,900	$23.47
Released to participants	(186,596)	$30.76
Forfeited	(14,336)	$31.92
Nonvested December 31, 2009	322,100	$33.87

	December 31, 2009	December 31, 2008	December 31, 2007
Weighted-average grant date fair value (per share)	$23.47	$43.22	$36.82
Fair value of shares granted (thousands of dollars)	$2,251	$2,314	$9,733

Performance Unit Activity

The total fair value of shares vested during 2009 was $11.9 million.  As of December 31, 2009, there was $16.0 million of total unrecognized compensation cost related to the nonvested performance unit awards, which is expected to be recognized over a weighted-average period of 1.3 years.  The following tables set forth activity and various statistics related to the performance unit equity awards and the assumptions used in the valuations of the 2009, 2008 and 2007 grants at the grant date:

	Number of	Weighted
	Units	Average Price
Nonvested December 31, 2008	1,091,549	$36.58
Granted	587,325	$29.34
Released to participants	(416,022)	$25.98
Forfeited	(73,956)	$35.36
Nonvested December 31, 2009	1,188,896	$36.79

	2009	2008	2007
Volatility (a)	43.58%	22.50%	20.30%
Dividend Yield	5.70%	3.20%	3.79%
Risk-free Interest Rate	1.01%	2.46%	4.80%
(a) - Volatility was based on historical volatility over three years using daily stock price observations.

	December 31, 2009	December 31, 2008	December 31, 2007
Weighted-average grant date fair value (per share)	$29.34	$43.88	$37.58
Fair value of shares granted (thousands of dollars)	$17,232	$16,987	$12,366

There were no nonvested performance unit liability awards at the end of 2009 or 2008.  The following table sets forth the assumptions used in the valuations at the end of the period indicated:
2007
Volatility (a)	21.80%
Dividend Yield	3.05%
Risk-free Interest Rate	3.07%
(a) - Volatility was based on historical volatility over three years using daily stock price observations.

Employee Stock Purchase Plan

We have reserved a total of 4.8 million shares of common stock for issuance under our ONEOK, Inc. Employee Stock Purchase Plan (the ESPP).  Subject to certain exclusions, all full-time employees are eligible to participate in the ESPP.  Employees can choose to have up to 10 percent of their annual base pay withheld to purchase our common stock, subject to terms and limitations of the plan.  The Committee may allow contributions to be made by other means, provided that in no event will contributions from all means exceed 10 percent of the employee’s annual base pay.  The purchase price of the stock is 85 percent of the lower of its grant date or exercise date market price.  Approximately 53 percent, 52 percent and 59 percent of employees participated in the plan in 2009, 2008 and 2007, respectively.  Under the plan, we sold 321,888 shares at $24.41 in 2009, 297,864 shares at $24.41 per share in 2008, and 217,369 shares at $36.85 per share in 2007.

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

There were no shares issued to employees under this program in 2009 and 2008.  Shares issued to employees under this program totaled 44,099 for the year ended December 31, 2007.  Compensation expense related to the Employee Stock Award Plan was $2.2 million in 2007.

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

P.           UNCONSOLIDATED AFFILIATES

Investments in Unconsolidated Affiliates - The following table sets forth our investments in unconsolidated affiliates for the periods indicated:

	Net Ownership	December 31,	December 31,
	Interest	2009	2008
		(Thousands of dollars)
Northern Border Pipeline	50%	$401,773	$392,601
Bighorn Gas Gathering, L.L.C.	49%	96,492	97,289
Fort Union Gas Gathering, L.L.C.	37%	111,675	108,642
Lost Creek Gathering Company, L.L.C. (a)	35%	80,041	77,773
Other	Various	75,182	79,187
Investments in unconsolidated affiliates (b)		$765,163	$755,492
(a) - ONEOK Partners is entitled to receive an incentive allocation of earnings from third-party gathering services revenue recognized by Lost Creek Gathering Company, L.L.C. As a result of the incentive, ONEOK Partners' share of Lost Creek Gathering Company, L.L.C.'s income exceeds its 35 percent ownership interest.

(b) - Equity method goodwill (Note A) was $185.6 million at December 31, 2009 and 2008, respectively.

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated.  All amounts in the table below are equity earnings from investments in our ONEOK Partners segment:
	Years Ended December 31,
	2009	2008	2007
	(Thousands of dollars)
Northern Border Pipeline	$41,300	$65,912	$62,008
Bighorn Gas Gathering, L.L.C.	7,807	8,195	7,416
Fort Union Gas Gathering, L.L.C.	14,533	14,172	9,681
Lost Creek Gathering Company, L.L.C.	4,872	5,365	4,790
Other	4,210	7,788	6,013
Equity earnings from investments	$72,722	$101,432	$89,908

Unconsolidated Affiliates Financial Information - The following tables set forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:
	December 31,	December 31,
	2009	2008
	(Thousands of dollars)
Balance Sheet
Current assets	$84,910	$106,833
Property, plant and equipment, net	$1,717,825	$1,777,350
Other noncurrent assets	$28,675	$27,547
Current liabilities	$70,500	$279,996
Long-term debt	$653,937	$543,894
Other noncurrent liabilities	$12,144	$14,360
Accumulated other comprehensive income (loss)	$(3,054)	$(5,708)
Owners' equity	$1,097,883	$1,079,188

	Years Ended December 31,
	2009	2008	2007
	(Thousands of dollars)
Income Statement
Operating revenues	$383,625	$415,552	$404,399
Operating expenses	$178,194	$179,380	$172,997
Net income	$164,002	$209,915	$184,434

Distributions paid to us	$109,807	$118,010	$103,785

Distributions paid to us are classified as operating activities on our Consolidated Statements of Cash Flows until the cumulative distributions exceed our proportionate share of income from the unconsolidated affiliate since the date of our initial investment.  The amount of cumulative distributions paid to us that exceeds our cumulative proportionate share of income in each period represents a return of investment and is classified as an investing activity on our Consolidated Statements of Cash Flows.  Distributions paid to us include a $34.4 million and $24.7 million return of investment in 2009 and 2008, respectively.  Distributions paid to us in 2007 did not exceed our cumulative proportionate share of income from our unconsolidated affiliates.

Q.           EARNINGS PER SHARE INFORMATION

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Year Ended December 31, 2009
			Per Share
	Income	Shares	Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Net income attributable to ONEOK available for common stock	$305,451	105,362	$2.90
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	958
Net income attributable to ONEOK available for common stock
and common stock equivalents	$305,451	106,320	$2.87

	Year Ended December 31, 2008
			Per Share
	Income	Shares	Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Net income attributable to ONEOK available for common stock	$311,909	104,369	$2.99
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	1,391
Net income attributable to ONEOK available for common stock
and common stock equivalents	$311,909	105,760	$2.95

	Years Ended December 31, 2007
			Per Share
	Income	Shares	Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Net income attributable to ONEOK available for common stock	$304,921	107,346	$2.84
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	1,952
Net income attributable to ONEOK available for common stock
and common stock equivalents	$304,921	109,298	$2.79

There were 192,952, 64,989 and 4,601 option shares excluded from the calculation of diluted EPS for 2009, 2008 and 2007, respectively, since their inclusion would be anti-dilutive.

R.           ONEOK PARTNERS

Ownership Interest in ONEOK Partners - Our ownership interest in ONEOK Partners is shown in the table below for the periods presented:

	December 31,	December 31,
	2009	2008
General partner interest	2.0%	2.0%
Limited partner interest (a)	43.1%	45.7%
Total ownership interest	45.1%	47.7%
(a) - Represents 5.9 million common units and approximately 36.5 million Class B units, which are convertible, at our option, into common units.

In July 2009, ONEOK Partners completed an underwritten public offering of 5,486,690 common units, including the partial exercise by the underwriters of their over-allotment option, units at $45.81 per common unit, generating net proceeds of approximately $241.6 million  In conjunction with the public offering and partial exercise by the underwriters of their over-allotment option, ONEOK Partners GP contributed an aggregate of $5.1 million to ONEOK Partners in order to maintain its 2 percent general partner interest.

In February 2010, ONEOK Partners completed an underwritten public offering of 5,500,900 common units, including the partial exercise by the underwriters of their over-allotment option, at $60.75 per common unit, generating net proceeds of approximately $322.6 million.  In conjunction with the offering, ONEOK Partners GP contributed $6.8 million in order to maintain its 2 percent general partner interest.  ONEOK Partners used the proceeds from the sale of common units and the general partner contribution to repay borrowings under the ONEOK Partners Credit Agreement and for general partnership purposes.  As a result of these transactions, we hold a 42.8 percent aggregate equity interest in ONEOK Partners.

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

The following table shows ONEOK Partners’ general partner and incentive distributions declared for the periods indicated:

	Years Ended December 31,
	2009	2008	2007
	(Thousands of dollars)
General partner distributions	$10,228	$9,456	$7,842
Incentive distributions	87,734	76,042	50,627
Total distributions to general partner	$97,962	$85,498	$58,469

In 2009, ONEOK Partners paid quarterly distributions to its limited partners of $1.08 per unit in the first, second and third quarters and a $1.09 per unit in the fourth quarter.

In January 2010, a cash distribution from ONEOK Partners of $1.10 per unit payable in the first quarter was declared.  On February 12, 2010, we received the related incentive distribution of $23.4 million for the fourth quarter of 2009, which is included in the table above.

For the years ended December 31, 2009, 2008 and 2007, cash distributions paid by ONEOK Partners to us totaled $278.2 million, $251.7 million and $202.0 million, respectively.

Relationship - We consolidate ONEOK Partners in our consolidated financial statements; however, we are restricted from the assets and cash flows of ONEOK Partners except for our distributions.  Distributions are declared quarterly by ONEOK Partners’ general partner based on the terms of its partnership agreement.  See Note N for more information on ONEOK Partners results.

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

ONEOK Partners has certain contractual rights to the Bushton Plant through a Processing and Services Agreement with us, which sets out the terms for processing and related services we provide at the Bushton Plant through 2012.  ONEOK Partners has contracted for all of OBPI’s capacity at the Bushton Plant.  In exchange, ONEOK Partners pays OBPI for all costs and expenses of the Bushton Plant, including reimbursement of a portion of our obligations under equipment leases covering the Bushton Plant.

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

The following table shows transactions with ONEOK Partners for the periods shown:

	Years Ended December 31,
	2009	2008	2007
	(Thousands of dollars)
Revenues	$475,765	$744,886	$626,764

Expenses
Cost of sales and fuel	$46,824	$107,983	$89,792
Administrative and general expenses	200,002	191,798	171,741
Total expenses	$246,826	$299,781	$261,533

S.           QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
Year Ended December 31, 2009	Quarter	Quarter	Quarter	Quarter
	(Thousands of dollars except per share amounts)
Total revenues	$2,789,827	$2,227,627	$2,364,736	$3,729,461
Net margin	$551,411	$432,426	$451,854	$580,255
Operating income	$293,003	$154,804	$173,778	$273,055
Net income	$163,549	$81,350	$102,308	$143,997
Net income attributable to ONEOK	$122,285	$41,679	$48,042	$93,445
Earnings per share from continuing operations
Basic	$1.16	$0.40	$0.46	$0.88
Diluted	$1.16	$0.39	$0.45	$0.87

	First	Second	Third	Fourth
Year Ended December 31, 2008	Quarter	Quarter	Quarter	Quarter
	(Thousands of dollars except per share amounts)
Total revenues	$4,902,076	$4,172,866	$4,239,246	$2,843,245
Net margin	$585,912	$420,828	$455,026	$473,761
Operating income	$333,123	$173,012	$192,179	$218,690
Net income	$212,797	$112,962	$153,387	$121,321
Net income attributable to ONEOK	$143,837	$41,865	$58,033	$68,174
Earnings per share from continuing operations
Basic	$1.38	$0.40	$0.56	$0.65
Diluted	$1.36	$0.39	$0.55	$0.65

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management.  Under the supervision and with the participation of senior management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act.  Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Our internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein (Item 8).

Changes in Internal Controls Over Financial Reporting

We have made no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

Not applicable.
PART III.

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Registrant

Information concerning our directors is set forth in our 2010 definitive Proxy Statement and is incorporated herein by this reference.

Executive Officers of the Registrant

Information concerning our executive officers is included in Part I, Item 1. Business, of this Annual Report.

Compliance with Section 16(a) of the Exchange Act

Information on compliance with Section 16(a) of the Exchange Act is set forth in our 2010 definitive Proxy Statement and is incorporated herein by this reference.

Code of Ethics

Information concerning the code of ethics, or code of business conduct, is set forth in our 2010 definitive Proxy Statement and is incorporated herein by this reference.

Nominating Committee Procedures

Information concerning the nominating committee procedures is set forth in our 2010 definitive Proxy Statement and is incorporated herein by this reference.

Audit Committee

Information concerning the Audit Committee is set forth in our 2010 definitive Proxy Statement and is incorporated herein by this reference.

Audit Committee Financial Expert

Information concerning the Audit Committee Financial Expert is set forth in our 2010 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 11.                      EXECUTIVE COMPENSATION

Information on executive compensation is set forth in our 2010 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 12.                     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
  RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Information concerning the ownership of certain beneficial owners is set forth in our 2010 definitive Proxy Statement and is incorporated herein by this reference.

Security Ownership of Management

Information on security ownership of directors and officers is set forth in our 2010 definitive Proxy Statement and is incorporated herein by this reference.

Equity Compensation Plan Information

The following table sets forth certain information concerning our equity compensation plans as of December 31, 2009:

			Number of Securities
			Remaining Available For
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of Outstanding	Outstanding Options,	Plans (Excluding
	Options, Warrants and Rights	Warrants and Rights	Securities in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by security holders (1)	2,105,427	$32.48	5,443,527
Equity compensation plans
not approved by security holders (2)	182,826	$42.72 (3)	3,745,016
Total	2,288,253	$33.29	9,188,543

(1) -
Includes shares granted under our Employee Stock Purchase Plan, and Employee Stock Award Program, and stock options, restricted stock incentive units and performance unit awards granted under our Long-Term Incentive Plan and Equity Compensation Plan.  For a brief description of the material features of these plans, see Note O of the Notes to Consolidated Financial Statements in this Annual Report.  Column (c) includes 788,691, 155,648, 2,056,383 and 2,442,805 shares available for future issuance under our Employee Stock Purchase Plan, Employee Stock Award Program, Long-Term Incentive Plan and Equity Compensation Plan, respectively.

(2) -
Includes our Employee Non-Qualified Deferred Compensation Plan, Deferred Compensation Plan for Non-Employee Directors and Stock Compensation Plan for Non-Employee Directors.  For a brief description of the material features of these plans, see Note O of the Notes to Consolidated Financial Statements in this Annual Report.  Column (c) includes 503,602, 2,351,705 and 889,709 shares available for future issuance under our Stock Compensation Plan for Non-Employee Directors, Thrift Plan and Profit Sharing Plan, respectively.

(3) -
Compensation deferred into our common stock under our Employee Non-Qualified Deferred Compensation Plan and Deferred Compensation Plan for Non-Employee Directors is distributed to participants at fair market value on the date of distribution.  The price used for these plans to calculate the weighted-average exercise price in the table is $44.57, which represents the year-end closing price of our common stock on the NYSE.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information on certain relationships and related transactions and director independence is set forth in our 2010 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning the principal accountant’s fees and services is set forth in our 2010 definitive Proxy Statement and is incorporated herein by this reference.

PART IV.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements		Page No.
(a)	Report of Independent Registered Public Accounting Firm	66
(b)	Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007	67
(c)	Consolidated Balance Sheets as of December 31, 2009 and 2008	68-69
(d)	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	71
(e)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007	72-73
(f)	Consolidated Statement of Comprehensive Income for the years ended December 31, 2009, 2008 and 2007	74
(g)	Notes to Consolidated Financial Statements	75-117

(2)  Financial Statement Schedules

All schedules have been omitted because of the absence of conditions under which they are required.

(3)  Exhibits

3	Not used.

3.1	Not used.

3.2	Not used.

3.3	Not used.

3.4	Amended and Restated Bylaws of ONEOK, Inc. (incorporated by reference from Exhibit 99.1 to Form 8-K filed January 20, 2009).

3.5	Amended and Restated Certificate of Incorporation of ONEOK, Inc. dated May 15, 2008 (incorporated by reference from Exhibit 3.1 to Form 8-K filed May 19, 2008).

3.6	Certificate of Correction form dated November 5, 2008 (incorporated by reference from Exhibit 4.2 to Registration Statement on Form S-3 filed November 21, 2008).

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

4.5	First Supplemental Indenture dated September 24, 1998, between ONEOK, Inc. and Chase Bank of Texas (incorporated by reference from Exhibit 5(a) to Form 8-K/A filed October 2, 1998).

4.6	Second Supplemental Indenture dated September 25, 1998, between ONEOK, Inc. and Chase Bank of Texas (incorporated by reference from Exhibit 5(b) to Form 8-K/A filed October 2, 1998).

4.7	Third Supplemental Indenture dated February 8, 1999, between ONEOK, Inc. and Chase Bank of Texas (incorporated by reference from Exhibit 4 to Form 8-K filed February 8, 1999).

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

4.16
Indenture, dated as of June 2, 2000, between Northern Border Partners, L.P., Northern Border Intermediate Limited Partnership and Bank One Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.1 to Northern Border Partners, L.P.’s Form 10-Q for the quarter ended June 30, 2000, filed on August 11, 2000 (File No. 1-12202)).

4.17
First Supplemental Indenture, dated as of September 14, 2000, between Northern Border Partners, L.P., Northern Border Intermediate Limited Partnership and Bank One Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to Northern Border Partners, L.P.’s Form S-4 Registration Statement filed on September 20, 2000, (Registration No. 333-46212)).

4.18	Indenture, dated as of March 21, 2001, between Northern Border Partners, L.P. and Northern Border Intermediate Limited Partnership and Bank One Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.3 to Northern Border Partners, L.P.’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 (File No. 1-12202)).

4.19
Indenture, dated as of September 25, 2006, between ONEOK Partners, L.P. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to ONEOK Partners, L.P.’s Form 8-K filed on September 26, 2006 (File No. 1-12202)).

4.20
First Supplemental Indenture, dated as of September 25, 2006, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 5.90 percent Senior Notes due 2012 (incorporated by reference to Exhibit 4.2 to ONEOK Partners, L.P.’s Form 8-K filed on September 26, 2006 (File No. 1-12202)).

4.21
Second Supplemental Indenture, dated as of September 25, 2006, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 6.15 percent Senior Notes due 2016 (incorporated by reference to Exhibit 4.3 to ONEOK Partners, L.P.’s Form 8-K filed on September 26, 2006 (File No. 1-12202)).

4.22
Third Supplemental Indenture, dated as of September 25, 2006, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 6.65 percent Senior Notes due 2036 (incorporated by reference to Exhibit 4.4 to ONEOK Partners, L.P.’s Form 8-K filed on September 26, 2006 (File No. 1-12202)).

4.23
Fourth Supplemental Indenture, dated as of September 28, 2007, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 6.85 percent Senior Notes due 2037 (incorporated by reference to Exhibit 4.2 to ONEOK Partners, L.P.’s Form 8-K filed on September 28, 2007 (File No. 1-12202)).

4.24
Fifth Supplemental Indenture, dated as of March 3, 2009, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 8.625 percent Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed by ONEOK Partners, L.P. on March 3, 2009 (File No. 1-12202)).

4.25
Amended and Restated Rights Agreement dated as of February 5, 2003, between ONEOK, Inc. and UMB Bank, N.A., as Rights Agent (incorporated by reference from Exhibit 1 to Registration Statement on Form 8-A/A (Amendment No. 1) filed February 6, 2003).

4.26	Form of Class B unit certificate of ONEOK Partners, L.P. (incorporated by reference to Exhibit 4.1 to Northern Border Partners, L.P.’s Form 8-K filed on April 12, 2006 (File No. 1-12202)).

10	ONEOK, Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 10(a) to Form 10-K for the fiscal year ended December 31, 2001, filed March 14, 2002).

10.1	ONEOK, Inc. Stock Compensation Plan for Non-Employee Directors (incorporated by reference from Exhibit 99 to Form S-8 filed January 25, 2001).

10.2	ONEOK, Inc. Supplemental Executive Retirement Plan terminated and frozen December 31, 2004 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on December 20, 2004).

10.3
ONEOK, Inc. 2005 Supplemental Executive Retirement Plan, as amended and restated, dated December 18, 2008 (incorporated by reference from Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 2008, filed February 25, 2009).

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

10.6	Amended and Restated ONEOK, Inc. Annual Officer Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K filed May 27, 2009).

10.7	ONEOK, Inc. Employee Nonqualified Deferred Compensation Plan, as amended and restated December 16, 2004 (incorporated by reference from Exhibit 10.3 to Form 8-K filed December 20, 2004).

10.8
ONEOK, Inc. 2005 Nonqualified Deferred Compensation Plan, as amended and restated, dated December 18, 2008 (incorporated by reference from Exhibit 10.8 to Form 10-K for the fiscal year ended December 31, 2008, filed February 25, 2009).

10.9
ONEOK, Inc. Deferred Compensation Plan for Non-Employee Directors, as amended and restated, dated December 18, 2008 (incorporated by reference from Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 2008, filed February 25, 2009).

10.10	Letter agreement between ONEOK, Inc. and Sam Combs III, dated June 16, 2009 (incorporated by reference from Exhibit 10.1 to our Form 10-Q filed August 6, 2009).

10.11
Underwriting Agreement dated June 16, 2009, among ONEOK Partners, L.P. and the underwriters named therein (incorporated by reference to Exhibit 1.1 to ONEOK Partners, L.P.’s report on Form 8-K filed on June 22, 2009).

10.12
Underwriting Agreement, dated February 26, 2009, among ONEOK Partners, L.P. and ONEOK Partners Intermediate Limited Partnership and the underwriters named therein (incorporated by reference to Exhibit 1.1 to ONEOK Partners, L.P.’s report on Form 8-K filed on March 3, 2009).

10.13
Amended and Restated Limited Liability Company Agreement of Overland Pass Pipeline Company LLC entered into between ONEOK Overland Pass Holdings, L.L.C. and Williams Field Services Company, LLC dated May 31, 2006 (incorporated by reference to Exhibit 10.6 to ONEOK Partners, L.P.’s Form 10-Q for the period ended June 30, 2006, filed on August 4, 2006 (File No. 1-12202)).

10.14
Underwriting Agreement dated March 11, 2008, among ONEOK Partners, L.P. and the underwriters named therein (incorporated by reference to Exhibit 1.1 to ONEOK Partners, L.P.’s report on Form 8-K filed on March 12, 2008).

10.15
First Amended and Restated General Partnership Agreement of Northern Border Pipeline Company dated April 6, 2006 by and between Northern Border Intermediate Limited Partnership and TC PipeLines Intermediate Limited Partnership (incorporated by reference to Exhibit 3.1 to Northern Border Pipeline Company’s Form 8-K filed April 12, 2006 (File No. 333-87753)).

10.16
Processing and Gathering Services Agreement between ONEOK Field Services Company, L.L.C, ONEOK, Inc. and ONEOK Bushton Processing, Inc. dated April 6, 2006 (incorporated by reference to Exhibit 10.7 to ONEOK Partners, L.P.’s Form 10-Q for the period ended June 30, 2006, filed on August 4, 2006 (File No. 1-12202)).

10.17
$1,200,000,000 Amended and Restated Credit Agreement dated as of July 14, 2006 among ONEOK, Inc., as the Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A., as L/C Issuer, and the Lenders party hereto (incorporated by reference from Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2006, filed August 4, 2006).

10.18
Underwriting Agreement dated February 2, 2010, among ONEOK Partners, L.P. and the underwriters named therein (incorporated by reference to Exhibit 1.1 to ONEOK Partners, L.P.’s report on Form 8-K filed on February 5, 2010).

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

10.32
Services Agreement among ONEOK, Inc., Northern Plains Natural Gas Company, LLC, NBP Services, LLC, Northern Border Partners, L.P. and Northern Border Intermediate Limited Partnership executed April 6, 2006, but effective as of April 1, 2006 (incorporated by reference from Exhibit 10.1 to our Form 8-K filed April 12, 2006).

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

10.44
ONEOK, Inc. Equity Compensation Plan, as amended and restated, dated December 18, 2008 (incorporated by reference from Exhibit 10.44 to Form 10-K for the fiscal year ended December 31, 2008, filed February 25, 2009).

10.45	Form of Restricted Unit Award Agreement (incorporated by reference from Exhibit 10.45 to Form 10-K filed February 28, 2007).

10.46	Form of Performance Unit Award Agreement (incorporated by reference from Exhibit 10.46 to Form 10-K filed February 28, 2007).

10.47	Not used.

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

10.49
Supplement and Joinder Agreement dated July 31, 2007, among ONEOK Partners, L.P., as Borrower, each of the existing Lenders, SunTrust Bank, as Administrative Agent, and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to ONEOK Partners, L.P.’s report on Form 10-Q filed on August 3, 2007 (File No. 1-12202)).

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

10.53	Common Unit Purchase Agreement between ONEOK, Inc. and ONEOK Partners, L.P. dated March 11, 2008 (incorporated by reference from Exhibit 1.1 to our Form 8-K filed March 12, 2008).

10.54	Form of Performance Unit Award Agreement dated January 15, 2009 (incorporated by reference from Exhibit 10.54 to Form 10-K for the fiscal year ended December 31, 2008, filed February 25, 2009).

10.55
Form of Restricted Unit Stock Bonus Award Agreement dated January 15, 2009 (incorporated by reference from Exhibit 10.55 to Form 10-K for the fiscal year ended December 31, 2008, filed February 25, 2009).

10.56
First Amended and Restated Limited Liability Company Agreement of ONEOK ILP GP, L.L.C. effective July 14, 2009 (incorporated by reference to Exhibit 99.2 to ONEOK Partners, L.P.’s report on Form 8-K filed on July 17, 2009).

10.57	Form of Restricted Unit Stock Bonus Award Agreement dated February 18, 2010.

10.58	Form of Performance Unit Award Agreement dated February 18, 2010.

12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2009, 2008, 2007, 2006 and 2005.

16	Not used.

21                   Required information concerning the registrant’s subsidiaries.

23                   Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

23.1                   Not used.

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

ONEOK, Inc.
Registrant

Date: February 23, 2010                                                                                                By: /s/ Curtis L. Dinan
        Curtis L. Dinan
        Senior Vice President,
        Chief Financial Officer and Treasurer
        (Principal Financial Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 23rd day of February 2010.

/s/ John W. Gibson	/s/ David L. Kyle
John W. Gibson	David L. Kyle
Chief Executive Officer	Chairman of the
Board of Directors

/s/ Derek S. Reiners	/s/ James C. Day
Derek S. Reiners	James C. Day
Senior Vice President and	Director
Chief Accounting Officer

/s/ Julie H. Edwards	/s/ William L. Ford
Julie H. Edwards	William L. Ford
Director	Director

/s/ Bert H. Mackie	/s/ Jim W. Mogg
Bert H. Mackie	Jim W. Mogg
Director	Director

/s/ Pattye L. Moore	/s/ Gary D. Parker
Pattye L. Moore	Gary D. Parker
Director	Director

/s/ Eduardo A. Rodriguez	/s/ David J. Tippeconnic
Eduardo A. Rodriguez	David J. Tippeconnic
Director	Director

/s/ Gerald B. Smith
Gerald B. Smith
Director