Form 10-Q
period 2010-05-26
ONEOK INC /NEW/
filed 2010-08-04
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
Yes __ No X

On July 28, 2010, the Company had 106,418,886 shares of common stock outstanding.

ONEOK, Inc.
TABLE OF CONTENTS

Part I.	Financial Information	Page No.
Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Income - Three and Six Months Ended June 30, 2010 and 2009	5
	Consolidated Balance Sheets - June 30, 2010, and December 31, 2009	6-7
	Consolidated Statements of Cash Flows - Six Months Ended June 30, 2010 and 2009	9
	Consolidated Statement of Changes in Equity - Six Months Ended June 30, 2010	10-11
	Consolidated Statements of Comprehensive Income - Three and Six Months Ended June 30, 2010 and 2009	12
	Notes to Consolidated Financial Statements	13-34
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35-56
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56-57
Item 4.	Controls and Procedures	58
Part II.	Other Information
Item 1.	Legal Proceedings	58
Item 1A.	Risk Factors	58
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 3.	Defaults Upon Senior Securities	59
Item 4.	(Removed and Reserved)	59
Item 5.	Other Information	59
Item 6.	Exhibits	59-60
Signature		61

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

GLOSSARY
The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AFUDC.............................................................	Allowance for funds used during construction
Annual Report.................................................	Annual Report on Form 10-K for the year ended December 31, 2009
ASU...................................................................	Accounting Standards Update
Bbl.....................................................................	Barrels, one barrel is equivalent to 42 United States gallons
Bbl/d..................................................................	Barrels per day
BBtu/d...............................................................	Billion British thermal units per day
Bcf.....................................................................	Billion cubic feet
Bcf/d..................................................................	Billion cubic feet per day
Btu(s)................................................................	British thermal units, a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit
Bushton Plant..................................................	Bushton Gas Processing Plant
Clean Air Act...................................................	Federal Clean Air Act, as amended
Clean Water Act..............................................	Federal Water Pollution Control Act Amendments of 1972, as amended
EBITDA............................................................	Earnings before interest, taxes, depreciation and amortization
EPA...................................................................	United States Environmental Protection Agency
Exchange Act...................................................	Securities Exchange Act of 1934, as amended
FASB.................................................................	Financial Accounting Standards Board
FERC.................................................................	Federal Energy Regulatory Commission
GAAP................................................................	Accounting principles generally accepted in the United States of America
KCC...................................................................	Kansas Corporation Commission
KDHE................................................................	Kansas Department of Health and Environment
LDCs.................................................................	Local distribution companies
LIBOR...............................................................	London Interbank Offered Rate
MBbl.................................................................	Thousand barrels
MBbl/d..............................................................	Thousand barrels per day
Mcf....................................................................	Thousand cubic feet
MMBbl.............................................................	Million barrels
MMBtu.............................................................	Million British thermal units
MMBtu/d.........................................................	Million British thermal units per day
MMcf................................................................	Million cubic feet
MMcf/d............................................................	Million cubic feet per day
Moody’s...........................................................	Moody’s Investors Service, Inc.
NGL products..................................................	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NGL(s)...............................................................	Natural gas liquid(s)
Northern Border Pipeline...............................	Northern Border Pipeline Company
NYMEX............................................................	New York Mercantile Exchange
OBPI..................................................................	ONEOK Bushton Processing Inc.
OCC...................................................................	Oklahoma Corporation Commission
ONEOK.............................................................	ONEOK, Inc.
ONEOK Credit Agreement.............................	ONEOK’s $1.2 billion Amended and Restated Credit Agreement dated July 14, 2006
ONEOK Partners.............................................	ONEOK Partners, L.P.
ONEOK Partners Credit Agreement.............	ONEOK Partners’ $1.0 billion Amended and Restated Revolving Credit Agreement dated March 30, 2007
ONEOK Partners GP.......................................	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and the sole general partner of ONEOK Partners
OPIS..................................................................	Oil Price Information Service
Overland Pass Pipeline Company.................	Overland Pass Pipeline Company LLC
Quarterly Report(s).........................................	Quarterly Report(s) on Form 10-Q
S&P...................................................................	Standard & Poor’s Rating Group
SEC....................................................................	Securities and Exchange Commission
Securities Act..................................................	Securities Act of 1933, as amended
Viking Gas Transmission...............................	Viking Gas Transmission Company
XBRL.................................................................	eXtensible Business Reporting Language

This page intentionally left blank.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2010	2009	2010	2009
	(Thousands of dollars, except per share amounts)

Revenues	$2,807,131	$2,227,627	$6,731,098	$5,017,454
Cost of sales and fuel	2,349,054	1,795,201	5,653,701	4,033,617
Net margin	458,077	432,426	1,077,397	983,837
Operating expenses
Operations and maintenance	178,478	184,874	358,750	346,593
Depreciation and amortization	75,510	71,249	153,367	143,375
General taxes	25,103	25,261	48,176	50,488
Total operating expenses	279,091	281,384	560,293	540,456
Gain (loss) on sale of assets	(273)	3,762	(1,058)	4,426
Operating income	178,713	154,804	516,046	447,807
Equity earnings from investments (Note J)	20,676	14,188	41,792	35,410
Allowance for equity funds used during construction	235	9,468	482	18,471
Other income	711	7,939	3,620	9,604
Other expense	(7,552)	(1,399)	(8,606)	(5,343)
Interest expense	(75,361)	(73,392)	(151,881)	(151,353)
Income before income taxes	117,422	111,608	401,453	354,596
Income taxes	(31,048)	(30,258)	(128,359)	(109,697)
Net income	86,374	81,350	273,094	244,899
Less: Net income attributable to noncontrolling interests	44,650	39,671	76,831	80,935
Net income attributable to ONEOK	$41,724	$41,679	$196,263	$163,964

Earnings per share of common stock (Note K)
Net earnings per share, basic	$0.39	$0.40	$1.85	$1.56
Net earnings per share, diluted	$0.39	$0.39	$1.82	$1.55

Average shares of common stock (thousands)
Basic	106,356	105,335	106,244	105,249
Diluted	107,838	105,950	107,624	105,848

Dividends declared per share of common stock	$0.44	$0.40	$0.88	$0.80
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
(Unaudited)	2010	2009
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$103,251	$29,399
Accounts receivable, net	904,325	1,437,994
Gas and natural gas liquids in storage	572,941	583,127
Commodity imbalances	71,289	186,015
Energy marketing and risk management assets (Notes B and C)	88,183	113,039
Other current assets	138,266	238,890
Total current assets	1,878,255	2,588,464

Property, plant and equipment
Property, plant and equipment	10,304,502	10,145,800
Accumulated depreciation and amortization	2,457,162	2,352,142
Net property, plant and equipment	7,847,340	7,793,658

Investments and other assets
Goodwill and intangible assets	1,026,726	1,030,560
Energy marketing and risk management assets (Notes B and C)	19,686	23,125
Investments in unconsolidated affiliates	757,232	765,163
Other assets	590,672	626,713
Total investments and other assets	2,394,316	2,445,561
Total assets	$12,119,911	$12,827,683
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
(Unaudited)	2010	2009
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt	$643,225	$268,215
Notes payable (Note E)	680,000	881,870
Accounts payable	830,015	1,240,207
Commodity imbalances	205,967	394,971
Energy marketing and risk management liabilities (Notes B and C)	35,628	65,162
Other current liabilities	480,773	488,487
Total current liabilities	2,875,608	3,338,912

Long-term debt, excluding current maturities	3,697,585	4,334,204

Deferred credits and other liabilities
Deferred income taxes	1,053,931	1,037,665
Energy marketing and risk management liabilities (Notes B and C)	5,081	8,926
Other deferred credits	617,132	662,514
Total deferred credits and other liabilities	1,676,144	1,709,105

Commitments and contingencies (Note H)

Equity (Note F)
ONEOK shareholders' equity:
Common stock, $0.01 par value:
authorized 300,000,000 shares; issued 122,676,368 shares and outstanding
106,415,009 shares at June 30, 2010; issued 122,394,015 shares and
outstanding 105,906,776 shares at December 31, 2009	1,227	1,224
Paid-in capital	1,375,090	1,322,340
Accumulated other comprehensive loss (Note D)	(103,486)	(118,613)
Retained earnings	1,788,501	1,685,710
Treasury stock, at cost: 16,261,359 shares at June 30, 2010 and
16,487,239 shares at December 31, 2009	(674,103)	(683,467)
Total ONEOK shareholders' equity	2,387,229	2,207,194

Noncontrolling interests in consolidated subsidiaries	1,483,345	1,238,268

Total equity	3,870,574	3,445,462
Total liabilities and equity	$12,119,911	$12,827,683
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
(Unaudited)	2010	2009
	(Thousands of dollars)
Operating activities
Net income	$273,094	$244,899
Depreciation and amortization	153,367	143,375
Allowance for equity funds used during construction	(482)	(18,471)
Loss (gain) on sale of assets	1,058	(4,426)
Equity earnings from investments	(41,792)	(35,410)
Distributions received from unconsolidated affiliates	39,034	38,233
Deferred income taxes	42,794	40,865
Share-based compensation expense	10,205	8,551
Other	3,416	(767)
Changes in assets and liabilities:
Accounts receivable	531,537	492,441
Gas and natural gas liquids in storage	1,618	285,271
Accounts payable	(407,513)	(324,364)
Commodity imbalances, net	(74,278)	(18,352)
Unrecovered purchased gas costs	89,026	42,766
Energy marketing and risk management assets and liabilities	64,050	35,373
Fair value of firm commitments	(68,968)	179,582
Other assets and liabilities	(25,039)	(33,714)
Cash provided by operating activities	591,127	1,075,852
Investing activities
Changes in investments in unconsolidated affiliates	9,448	17,393
Capital expenditures (less allowance for equity funds used during construction)	(179,704)	(407,600)
Proceeds from sale of assets	371	10,029
Cash used in investing activities	(169,885)	(380,178)
Financing activities
Repayment of notes payable, net	(201,870)	(710,090)
Repayment of notes payable with maturities over 90 days	-	(870,000)
Issuance of debt, net of discounts	-	498,325
Long-term debt financing costs	-	(4,000)
Repayment of debt	(256,543)	(107,970)
Repurchase of common stock	(5)	(250)
Issuance of common stock	7,884	4,342
Issuance of common units of ONEOK Partners, net of discounts	322,704	220,458
Dividends paid	(93,472)	(84,202)
Distributions to noncontrolling interests	(126,088)	(105,307)
Cash used in financing activities	(347,390)	(1,158,694)
Change in cash and cash equivalents	73,852	(463,020)
Cash and cash equivalents at beginning of period	29,399	510,058
Cash and cash equivalents at end of period	$103,251	$47,038
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ONEOK Shareholders' Equity
				Accumulated
	Common			Other
	Stock	Common	Paid-in	Comprehensive
(Unaudited)	Issued	Stock	Capital	Income (Loss)
	(Shares)	(Thousands of dollars)

December 31, 2009	122,394,015	$1,224	$1,322,340	$(118,613)
Net income	-	-	-	-
Other comprehensive income	-	-	-	15,127
Repurchase of common stock	-	-	-	-
Common stock issued	282,353	3	2,019	-
Common stock dividends -
$0.88 per share	-	-	-	-
Issuance of common units of ONEOK Partners	-	-	50,731	-
Distributions to noncontrolling interests	-	-	-	-
June 30, 2010	122,676,368	$1,227	$1,375,090	$(103,486)
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Continued)

	ONEOK Shareholders' Equity
			Noncontrolling
			Interests in
	Retained	Treasury	Consolidated	Total
(Unaudited)	Earnings	Stock	Subsidiaries	Equity
	(Thousands of dollars)

December 31, 2009	$1,685,710	$(683,467)	$1,238,268	$3,445,462
Net income	196,263	-	76,831	273,094
Other comprehensive income	-	-	22,361	37,488
Repurchase of common stock	-	(5)	-	(5)
Common stock issued	-	9,369	-	11,391
Common stock dividends -
$0.88 per share	(93,472)	-	-	(93,472)
Issuance of common units of ONEOK Partners	-	-	271,973	322,704
Distributions to noncontrolling interests	-	-	(126,088)	(126,088)
June 30, 2010	$1,788,501	$(674,103)	$1,483,345	$3,870,574

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2010	2009	2010	2009
	(Thousands of dollars)

Net income	$86,374	$81,350	$273,094	$244,899
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on energy marketing and risk management assets/liabilities, net of tax of $(4,689), $9,743, $(23,526) and
$(28,340), respectively	14,036	(22,177)	57,527	38,469
Realized gains in net income, net of tax of $748, $5,176, $8,769
and $32,853, respectively	(1,717)	(16,793)	(11,776)	(70,713)
Unrealized holding gains (losses) on available-for-sale securities,
net of tax of $107, $(200), $168 and $(319), respectively	(169)	318	(267)	505
Change in pension and postretirement benefit plan liability, net of tax
of $2,533, $2,057, $5,066 and $3,655, respectively	(4,016)	(3,260)	(8,032)	(5,795)
Other, net of tax of $(11), $(11), $(22) and $(62), respectively	18	18	36	208
Total other comprehensive income (loss), net of tax	8,152	(41,894)	37,488	(37,326)
Comprehensive income	94,526	39,456	310,582	207,573
Less: Comprehensive income attributable to noncontrolling interests	50,723	24,731	99,192	55,953
Comprehensive income attributable to ONEOK	$43,803	$14,725	$211,390	$151,620
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  The 2009 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements in our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for a 12-month period.

Our significant accounting policies are consistent with those disclosed in Note A of the Notes to Consolidated Financial Statements in our Annual Report.

Recently Issued Accounting Standards Update

The following recently issued accounting standards update affects our consolidated financial statements and related disclosures:

Fair Value Measurements and Disclosures - In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which established new disclosure requirements and clarified existing requirements for disclosures of fair value measurements.  ASU 2010-06 required us to add two new disclosures, when applicable: (i) transfers in and out of Level 1 and 2 fair value measurements including the reasons for the transfers, and (ii) a gross presentation of activity within the reconciliation of Level 3 fair value measurements.  Except for separate disclosure of purchases, sales, issuances and settlements in the reconciliation of our Level 3 fair value measurements, we applied this guidance to our disclosures beginning with our March 31, 2010, Quarterly Report.  The separate disclosure of purchases, sales, issuances and settlements in the reconciliation of our Level 3 fair value measurements will be required beginning with our March 31, 2011, Quarterly Report, and we do not expect the impact to be material.  ASU 2010-06 requires prospective application in the period of adoption, and we have not recast our prior-year disclosures.  See Note B for more discussion of our fair value measurements.

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

B.           FAIR VALUE MEASUREMENTS

Determining Fair Value - We define fair value as the price that would be received from the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date.  We use the market and income approaches to determine the fair value of our assets and liabilities and consider the markets in which the transactions are executed.  While many of the contracts in our portfolio are executed in liquid markets where price transparency exists, some contracts are executed in markets for which market prices may exist, but the market may be relatively inactive.  This results in limited price transparency that requires management’s judgment and assumptions to estimate fair values.  Inputs into our fair value estimates include commodity exchange prices, over-the-counter quotes, volatility, historical correlations of pricing data and LIBOR, and other liquid money market instrument rates.  We also utilize internally developed basis curves that incorporate observable and unobservable market data.  We validate our valuation inputs with third-party information and settlement prices from other sources, where available.  In addition, as prescribed by the income approach, we compute the fair value of our derivative portfolio by discounting the projected future cash flows from our derivative assets and liabilities to present value using interest rate yields to calculate present-value discount factors derived from LIBOR, Eurodollar futures and U.S. Treasury swaps.  We also take into consideration the potential impact on market prices of liquidating positions in an orderly manner over a reasonable period of time under current market conditions.  We consider current market data in evaluating counterparties’, as well as our own, nonperformance risk, net of collateral, by using specific and sector bond yields and also monitoring the credit default swap markets.  Although we use our best estimates to determine the fair value of the derivative contracts we have executed, the ultimate market prices realized could differ from our estimates, and the differences could be material.

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	June 30, 2010
	Level 1	Level 2	Level 3	Netting	Total
	(Thousands of dollars)
Assets
Derivatives (a)
Commodity contracts
Financial contracts	$104,965	$8,173	$340,770	$-	$453,908
Physical contracts	-	21,841	23,245	-	45,086
Netting	-	-	-	(391,142)	(391,142)
Foreign Exchange contracts	17	-	-	-	17
Total derivatives	104,982	30,014	364,015	(391,142)	107,869
Trading securities (b)	6,643	-	-	-	6,643
Available-for-sale investment securities (c)	2,252	-	-	-	2,252
Total assets	$113,877	$30,014	$364,015	$(391,142)	$116,764

Liabilities
Derivatives (a)
Commodity contracts
Financial contracts	$(74,431)	$(2,291)	$(262,402)	$-	$(339,124)
Physical contracts	-	(4,419)	(12,501)	-	(16,920)
Netting	-	-	-	315,348	315,348
Foreign Exchange contracts	(13)	-	-	-	(13)
Total derivatives	(74,444)	(6,710)	(274,903)	315,348	(40,709)
Fair value of firm commitments (d)	-	-	(65,653)	-	(65,653)
Total liabilities	$(74,444)	$(6,710)	$(340,556)	$315,348	$(106,362)
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheets as energy marketing and risk management assets and liabilities on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At June 30, 2010, we held $78.9 million of cash collateral and had posted $3.1 million of cash collateral with various counterparties.

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

Our Level 1 fair value measurements are based on NYMEX-settled prices, actively quoted prices for equity securities and foreign currency forward-exchange rates.  These balances are predominantly comprised of exchange-traded derivative contracts, including futures and certain options for natural gas and crude oil, which are valued based on unadjusted quoted prices in active markets.  Also included in Level 1 are equity securities and foreign currency forwards.

Our Level 2 fair value inputs are based on NYMEX-settled prices for natural gas and crude oil that are utilized to determine the fair value of certain non-exchange traded financial instruments, including natural gas and crude oil swaps, as well as physical forwards.

For the six months ended June 30, 2010, there were no transfers between levels 1 and 2.

Our Level 3 inputs include internally developed basis curves incorporating observable and unobservable market data, NGL price curves from a pricing service, historical correlations of NGL product prices to published NYMEX crude oil prices, market volatilities derived from the most recent NYMEX close spot prices and forward LIBOR curves, and adjustments for the credit risk of our counterparties.  We corroborate the data on which our fair value estimates are based using our market knowledge of recent transactions, analysis of historical correlations and validation with independent broker quotes or a pricing service.  The derivatives categorized as Level 3 include natural gas basis swaps, swing swaps, options, NGL swaps, commodity or natural gas and NGL physical forward contracts and interest-rate swaps.  Also included in Level 3 are the fair values of firm commitments.  We do not believe that our Level 3 fair value estimates have a material impact on our results of operations, as the majority of our derivatives are accounted for as hedges for which ineffectiveness is not material.

The following tables set forth the reconciliation of our Level 3 fair value measurements for the periods indicated:

	Derivative Assets (Liabilities)		Fair Value of Firm Commitments		Total
	(Thousands of dollars)
April 1, 2010	$147,573		$(111,597)		$35,976
Total realized/unrealized gains (losses):
Included in earnings	(52,606)	(a)	45,944	(a)	(6,662)
Included in other comprehensive income (loss)	8,484		-		8,484
Transfers into Level 3	431		-		431
Transfers out of Level 3	(14,770)		-		(14,770)
June 30, 2010	$89,112		$(65,653)		$23,459

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2010 (a)	$(24,529)		$13,481		$(11,048)
(a) - Reported in revenues and cost of sales and fuel in our Consolidated Statements of Income.

	Derivative Assets (Liabilities)		Fair Value of Firm Commitments		Total
	(Thousands of dollars)
April 1, 2009	$170,238		$(111,212)		$59,026
Total realized/unrealized gains (losses):
Included in earnings	34,202	(a)	(26,191)	(a)	8,011
Included in other comprehensive income (loss)	(52,330)		-		(52,330)
Transfers in and/or out of Level 3	18,304		-		18,304
June 30, 2009	$170,414		$(137,403)		$33,011

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2009 (a)	$57,041		$(44,189)		$12,852
(a) - Reported in revenues and cost of sales and fuel in our Consolidated Statements of Income.

	Derivative Assets (Liabilities)	Fair Value of Firm Commitments	Total
	(Thousands of dollars)
January 1, 2010	$136,694	$(134,620)	$2,074
Total realized/unrealized gains (losses):
Included in earnings (a)	(56,032)	68,967	12,935
Included in other comprehensive income (loss)	21,705	-	21,705
Transfers into Level 3	1,423	-	1,423
Transfers out of Level 3	(14,678)	-	(14,678)
June 30, 2010	$89,112	$(65,653)	$23,459

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2010 (a)	$(5,761)	$8,532	$2,771
(a) - Reported in revenues and cost of sales and fuel in our Consolidated Statements of Income.

	Derivative Assets (Liabilities)		Fair Value of Firm Commitments		Long-Term Debt		Total
	(Thousands of dollars)
January 1, 2009	$42,355		$42,179		$(171,455)		$(86,921)
Total realized/unrealized gains (losses):
Included in earnings	188,038	(a)	(179,582)	(a)	1,455	(b)	9,911
Included in other comprehensive income (loss)	(60,060)		-		-		(60,060)
Maturities	-		-		100,000		100,000
Terminations prior to maturity	-		-		70,000		70,000
Transfers in and/or out of Level 3	81		-		-		81
June 30, 2009	$170,414		$(137,403)		$-		$33,011

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2009 (a)	$189,866		$(162,734)		$-		$27,132
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

The estimated fair value of long-term debt, including current maturities, was $4.6 billion at June 30, 2010, and $4.8 billion at December 31, 2009.  The book value of long-term debt, including current maturities, was $4.3 billion at June 30, 2010, and $4.6 billion at December 31, 2009.  The estimated fair value of long-term debt has been determined using quoted market prices of the same or similar issues with similar terms and maturities.

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

If certain conditions are met, we may elect to designate a derivative instrument as a hedge of exposure to changes in fair values, cash flows or foreign currency.  Certain non-trading derivative transactions, which are economic hedges of our accrual transactions such as our storage and transportation contracts, do not qualify for hedge accounting treatment.

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

Fair Values of Derivative Instruments

See Note B for a discussion of the inputs associated with our fair value measurements.

The following table sets forth the fair values of our derivative instruments for the periods indicated:

	June 30, 2010			December 31, 2009
	Fair Values of Derivatives (a)			Fair Values of Derivatives (a)
	Assets		(Liabilities)	Assets		(Liabilities)
	(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	$187,813	(b)	$(49,132)	$311,009	(c)	$(130,831)
Physical contracts	756		(176)	1,702		(937)
Total derivatives designated as hedging instruments	188,569		(49,308)	312,711		(131,768)
Derivatives not designated as hedging instruments
Commodity contracts
Non-trading instruments
Financial contracts	226,532		(252,735)	407,475		(447,714)
Physical contracts	44,330		(16,744)	46,598		(16,234)
Trading instruments
Financial contracts	39,563		(37,257)	59,751		(58,334)
Total commodity contracts	310,425		(306,736)	513,824		(522,282)
Foreign exchange contracts	17		(13)	28		(81)
Total derivatives not designated as hedging instruments	310,442		(306,749)	513,852		(522,363)
Total derivatives	$499,011		$(356,057)	$826,563		$(654,131)
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

Notional Quantities for Derivative Instruments

The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		June 30, 2010		December 31, 2009
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Exchange futures	5.4	(12.5)	6.4	(20.7)
	Swaps	3.2	(65.3)	18.1	(80.7)
- Crude oil and NGLs (MMBbl)	Swaps	-	(1.8)	-	(2.4)
Basis
- Natural gas (Bcf)	Forwards and swaps	8.9	(71.7)	23.7	(99.6)
Fair value hedges
Basis
- Natural gas (Bcf)	Forwards and swaps	187.3	(187.3)	210.4	(210.4)

Derivatives not designated as hedging instruments:
Fixed price
- Natural gas (Bcf)	Exchange futures	23.9	(15.0)	38.8	(22.7)
	Forwards and swaps	83.3	(104.0)	100.6	(117.4)
	Options	115.4	(75.1)	102.6	(80.6)
- Crude and NGLs (MBbl)	Forwards and swaps	1.1	(1.6)	-	-
- Foreign currency (Millions of dollars)	Swaps	$1.6	$-	$4.6	$-
Basis
- Natural gas (Bcf)	Forwards and swaps	704.2	(708.7)	940.7	(947.1)
Index
- Natural gas (Bcf)	Forwards and swaps	46.8	(11.0)	66.4	(33.1)

These notional amounts are used to summarize the volume of financial instruments.  However, they do not reflect the extent to which the positions offset one another and consequently do not reflect our actual exposure to market or credit risk.

Cash Flow Hedges - Our Energy Services and ONEOK Partners segments use derivative instruments to hedge the cash flows associated with anticipated purchases and sales of natural gas, NGLs and condensate and cost of fuel used in the transportation of natural gas.  Accumulated other comprehensive income (loss) at June 30, 2010, includes gains of approximately $28.8 million, net of tax, related to these hedges that will be realized within the next 18 months as the forecasted transactions affect earnings.  If prices remain at current levels, we will recognize $27.1 million in net gains over the next 12 months, and we will recognize net gains of $1.7 million thereafter.

For the six months ended June 30, 2010 and 2009, cost of sales and fuel in our Consolidated Statements of Income includes $11.3 million in each period, reflecting an adjustment to inventory at the lower of cost or market value.  In each period, we reclassified $11.3 million of deferred gains, before income taxes, on associated cash flow hedges from accumulated other comprehensive income (loss) into earnings.

The following table sets forth the effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
Derivatives in Cash Flow Hedging Relationships	June 30,		June 30,
	2010	2009	2010	2009
	(Thousands of dollars)
Commodity contracts	$18,725	$(32,363)	$81,053	$66,245
Interest rate contracts	-	443	-	564
Total gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion)	$18,725	$(31,920)	$81,053	$66,809

The following tables set forth the effect of cash flow hedges on our Consolidated Statements of Income for the periods indicated:

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Effective Portion)	Three Months Ended
Derivatives in Cash Flow Hedging Relationships		June 30,
		2010	2009
		(Thousands of dollars)
Commodity contracts	Revenues	$5,490	$31,157
Commodity contracts	Cost of sales and fuel	(3,246)	(9,624)
Interest rate contracts	Interest expense	221	436
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income on derivatives (effective portion)		$2,465	$21,969

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Effective Portion)	Six Months Ended
Derivatives in Cash Flow Hedging Relationships		June 30,
		2010	2009
		(Thousands of dollars)
Commodity contracts	Revenues	$35,446	$113,872
Commodity contracts	Cost of sales and fuel	(15,343)	(11,178)
Interest rate contracts	Interest expense	442	872
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income on derivatives (effective portion)		$20,545	$103,566

	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Three Months Ended
Derivatives in Cash Flow Hedging Relationships		June 30,
		2010	2009
		(Thousands of dollars)
Commodity contracts	Revenues	$98	$(228)
Commodity contracts	Cost of sales and fuel	58	(217)
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income on derivatives (effective portion)		$156	$(445)

	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Six Months Ended
Derivatives in Cash Flow Hedging Relationships		June 30,
		2010	2009
		(Thousands of dollars)
Commodity contracts	Revenues	$1,114	$2,820
Commodity contracts	Cost of sales and fuel	(819)	(747)
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income on derivatives (effective portion)		$295	$2,073

In the event that it becomes probable that a forecasted transaction will not occur, we will discontinue cash flow hedge treatment, which will affect earnings.  For the six months ended June 30, 2010 and 2009, there were no gains or losses due to the discontinuance of cash flow hedge treatment since the underlying transactions were no longer probable.

Other Derivative Instruments - The following table sets forth the effect of our derivative instruments that are not part of a hedging relationship on our Consolidated Statements of Income for the periods indicated:

		Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss)	June 30,		June 30,
		2010	2009	2010	2009
		(Thousands of dollars)
Commodity contracts - trading	Revenues	$1,358	$104	$3,386	$3,409
Commodity contracts - non-trading (a)	Cost of gas and fuel	2,413	2,476	2,372	1,937
Foreign exchange contracts	Revenues	(69)	585	(10)	323
Total gain (loss) recognized in income on derivatives		$3,702	$3,165	$5,748	$5,669
(a) - For the six months ended June 30, 2010 and 2009, we recognized $5.4 million and $2.1 million of losses associated with the fair value of derivative instruments entered into by our Distribution segment that were deferred as they are included in, and recoverable through, the monthly purchased-gas cost mechanism. Recognized losses were immaterial for the three months ended June 30, 2010 and 2009, respectively.

Fair Value Hedges - In prior years, we terminated various interest-rate swap agreements.  The net savings from the termination of these swaps is being recognized in interest expense over the terms of the debt instruments originally hedged.  Interest expense savings from the amortization of terminated swaps for the three months ended June 30, 2010 and 2009, were $2.5 million in each period, and for the six months ended June 30, 2010 and 2009, were $5.0 million and $5.2 million, respectively.  The remaining amortization of terminated swaps will be recognized over the following periods:

		ONEOK
	ONEOK	Partners	Total
	(Millions of dollars)
Remainder of 2010	$3.2	$1.9	$5.1
2011	$3.4	$0.9	$4.3
2012	$1.7	$-	$1.7
2013	$1.7	$-	$1.7
2014	$1.7	$-	$1.7
Thereafter	$23.6	$-	$23.6

ONEOK and ONEOK Partners had no interest-rate swap agreements at June 30, 2010.

Our Energy Services segment uses basis swaps to hedge the fair value of location price differentials related to certain firm transportation commitments.  Net gains or losses from the fair value hedges and ineffectiveness are recorded to cost of sales and fuel.  The ineffectiveness related to these hedges was not material for the three and six months ended June 30, 2010 and 2009, respectively.

For the three and six months ended June 30, 2010, cost of sales and fuel in our Consolidated Statements of Income includes losses of $14.7 million and $3.9 million, respectively, related to the change in fair value of derivatives declared as fair value hedges.  Revenues include gains of $13.6 million and $4.0 million for the three and six months ended June 30, 2010, respectively, to recognize the change in fair value of the hedged firm commitments.

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

Credit Risk - We monitor the creditworthiness of our counterparties and compliance with policies and limits established by our Risk Oversight and Strategy Committee.  We maintain credit policies with regard to our counterparties that we believe minimize overall credit risk.  These policies include an evaluation of potential counterparties’ financial condition (including credit ratings, bond yields and credit default swap rates), collateral requirements under certain circumstances and the use of standardized master-netting agreements that allow us to net the positive and negative exposures associated with a single counterparty.  We have counterparties whose credit is not rated, and for those customers we use internally developed credit ratings.

Some of our derivative instruments contain provisions that require us to maintain an investment-grade credit rating from S&P and/or Moody’s.  If our credit ratings on senior unsecured long-term debt were to decline below investment grade, we would be in violation of these provisions, and the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions.  The aggregate fair value of all financial derivative instruments with contingent features related to credit risk that were in a net liability position as of June 30, 2010, was $6.1 million for which we have posted collateral of $3.1 million in the normal course of business.  If the contingent features underlying these agreements were triggered on June 30, 2010, we would have been required to post an additional $3.0 million of collateral to our counterparties.

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

The following table sets forth the net credit exposure from our derivative assets for the periods indicated:

	June 30, 2010
	Investment	Non-investment	Not
	Grade	Grade	Rated	Total
Counterparty sector	(Thousands of dollars)
Gas and electric utilities	$40,166	$1,665	$895	$42,726
Oil and gas	27,052	-	1,248	28,300
Industrial	61	-	5,053	5,114
Financial	31,716	-	-	31,716
Other	-	13	-	13
Total	$98,995	$1,678	$7,196	$107,869

	December 31, 2009
	Investment	Non-investment	Not
	Grade	Grade	Rated	Total
Counterparty sector	(Thousands of dollars)
Gas and electric utilities	$26,964	$2,668	$7,972	$37,604
Oil and gas	54,578	224	10,084	64,886
Industrial	689	-	3	692
Financial	32,880	-	7	32,887
Other	-	55	40	95
Total	$115,111	$2,947	$18,106	$136,164

D.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the balance in accumulated other comprehensive income (loss) for the periods indicated:

	Unrealized Gains (Losses) on Energy Marketing and Risk Management Assets/Liabilities	Unrealized Holding Gains (Losses) on Investment Securities	Pension and Postretirement Benefit Plan Obligations	Accumulated Other Comprehensive Income (Loss)
	(Thousands of dollars)
December 31, 2009	$(6,151)	$1,441	$(113,903)	$(118,613)
Other comprehensive income (loss) attributable to ONEOK	23,426	(267)	(8,032)	15,127
June 30, 2010	$17,275	$1,174	$(121,935)	$(103,486)

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

The debt covenant calculations in the ONEOK Credit Agreement exclude the debt of ONEOK Partners.  Upon breach of any covenant by ONEOK, amounts outstanding under the ONEOK Credit Agreement may become immediately due and payable.  At June 30, 2010, ONEOK’s stand-alone debt-to-capital ratio, as defined by the ONEOK Credit Agreement, was 38.2 percent, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement.

At June 30, 2010, ONEOK had no commercial paper outstanding and $32.0 million in letters of credit issued under the ONEOK Credit Agreement, leaving approximately $1.2 billion of credit available under the ONEOK Credit Agreement.  At December 31, 2009, ONEOK had $358.9 million in commercial paper outstanding and $37.0 million in letters of credit issued under the ONEOK Credit Agreement.

ONEOK Partners Credit Agreement - Under the ONEOK Partners Credit Agreement, which expires March 2012, ONEOK Partners is required to comply with certain financial, operational and legal covenants.  Among other things, these requirements include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners Credit Agreement, adjusted for all non-cash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5 to 1.  If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will be increased to 5.5 to 1 for the three calendar quarters following the acquisitions.  Upon breach of any covenant, discussed above, amounts outstanding under the ONEOK Partners Credit Agreement may become immediately due and payable.  At June 30, 2010, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 4.3 to 1, and ONEOK Partners was in compliance with all covenants under the ONEOK Partners Credit Agreement.  Borrowings under the ONEOK Partners Credit Agreement are nonrecourse to ONEOK.

In June 2010, ONEOK Partners initiated a commercial paper program under which ONEOK Partners may issue unsecured commercial paper notes up to a maximum amount outstanding of $1.0 billion to fund ONEOK Partners’ short-term borrowing needs.  The maturities of the commercial paper notes will vary but may not exceed 270 days from the date of issue.  The commercial paper notes may be sold at a negotiated discount from par or will bear interest at a negotiated rate.

The ONEOK Partners Credit Agreement is available to repay the commercial paper notes, if necessary.  Amounts outstanding under ONEOK Partners’ commercial paper program reduce the borrowing capacity under the ONEOK Partners Credit Agreement.  At June 30, 2010, ONEOK Partners had not issued any commercial paper.  In July 2010, ONEOK Partners repaid all borrowings outstanding under the ONEOK Partners Credit Agreement with proceeds from the issuance of commercial paper.

At June 30, 2010, and December 31, 2009, ONEOK Partners had $680 million and $523 million, respectively, in borrowings outstanding under the ONEOK Partners Credit Agreement and $24.2 million issued in letters of credit outside of the ONEOK Partners Credit Agreement.  Under the most restrictive provisions of the ONEOK Partners Credit Agreement, ONEOK Partners had $320 million of credit available at June 30, 2010.

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

F.           EQUITY

The following table sets forth the changes in equity attributable to us and our noncontrolling interests, including other comprehensive income, net of tax, for the periods indicated:

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
	ONEOK Shareholders' Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity	ONEOK Shareholders' Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
Beginning balance	$2,380,697	$1,498,944	$3,879,641	$2,183,293	$1,057,840	$3,241,133
Net income	41,724	44,650	86,374	41,679	39,671	81,350
Other comprehensive income (loss)	2,078	6,074	8,152	(26,808)	(14,940)	(41,748)
Repurchase of common stock	-	-	-	(3)	-	(3)
Common stock issued	9,501	-	9,501	6,354	-	6,354
Common stock dividends	(46,771)	-	(46,771)	(42,122)	-	(42,122)
Issuance of common units of ONEOK Partners	-	(17)	(17)	-	220,458	220,458
Distributions to noncontrolling interests	-	(66,306)	(66,306)	-	(52,556)	(52,556)
Ending balance	$2,387,229	$1,483,345	$3,870,574	$2,162,393	$1,250,473	$3,412,866

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
	ONEOK Shareholders' Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity	ONEOK Shareholders' Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
Beginning balance	$2,207,194	$1,238,268	$3,445,462	$2,088,170	$1,079,369	$3,167,539
Net income	196,263	76,831	273,094	163,964	80,935	244,899
Other comprehensive income (loss)	15,127	22,361	37,488	(12,344)	(24,982)	(37,326)
Repurchase of common stock	(5)	-	(5)	(250)	-	(250)
Common stock issued	11,391	-	11,391	7,055	-	7,055
Common stock dividends	(93,472)	-	(93,472)	(84,202)	-	(84,202)
Issuance of common units of ONEOK Partners	50,731	271,973	322,704	-	220,458	220,458
Distributions to noncontrolling interests	-	(126,088)	(126,088)	-	(105,307)	(105,307)
Ending balance	$2,387,229	$1,483,345	$3,870,574	$2,162,393	$1,250,473	$3,412,866

Dividends - Fourth-quarter 2009 and first-quarter 2010 dividends paid on our common stock to shareholders of record at the close of business on January 30, 2010, and April 30, 2010, were $0.44 per share.  A second-quarter 2010 dividend of $0.46 per share was declared for shareholders of record on July 30, 2010, payable on August 13, 2010.

See Note L for a discussion of the issuance of common units of ONEOK Partners and distributions to noncontrolling interests.

G.           EMPLOYEE BENEFIT PLANS

The following table sets forth the components of net periodic benefit cost for our pension and other postretirement benefit plans for the periods indicated:

	Pension Benefits		Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$4,819	$4,984	$9,638	$9,968
Interest cost	14,536	13,454	29,072	28,659
Expected return on assets	(18,413)	(16,508)	(36,826)	(33,016)
Amortization of unrecognized prior service cost	320	391	640	782
Amortization of net loss	6,888	4,330	13,777	11,144
Net periodic benefit cost	$8,150	$6,651	$16,301	$17,537

	Postretirement Benefits		Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$1,232	$1,294	$2,463	$2,587
Interest cost	3,911	4,229	7,822	8,459
Expected return on assets	(1,974)	(1,702)	(3,948)	(3,404)
Amortization of unrecognized net asset at adoption	798	797	1,595	1,594
Amortization of unrecognized prior service cost	(501)	(501)	(1,002)	(1,002)
Amortization of net loss	1,752	2,415	3,504	4,830
Net periodic benefit cost	$5,218	$6,532	$10,434	$13,064

Our Distribution segment recovers certain pension benefit plan and other postretirement benefit plan costs through rates charged to utility customers.  In September 2009, the KCC authorized us to defer the difference between current GAAP pension and post-retirement expenses and the level of these expenses incorporated in base rates as either a regulatory asset or liability.  Amortization and recovery of the accumulated deferrals will begin with the effective date of our next rate change and will continue for a period not to exceed five years.  The impact from the KCC order was not material for the six months ended June 30, 2010.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the Health Care Acts) were signed into law.  Based on our preliminary analysis of the Health Care Acts, we do not expect a significant impact to our benefit plans or their related costs.  We do not participate in the federal retiree prescription drug subsidy program, for which the tax treatment was changed as a result of the Health Care Acts and, accordingly, are not impacted by the change in tax treatment of the subsidy.  With the exception of increasing our dependent care age requirement to age 26 from age 24, our health plans provide coverage levels that meet the near-term minimum requirements outlined in the Health Care Acts.  We continue to evaluate the implications of the provisions of the Health Care Acts and expect to continue to provide benefit plan options that meet the provisions outlined by the Health Care Acts.

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

Of the 12 sites, we have begun soil remediation on 11 sites.  Regulatory closure has been achieved at three locations, and we have completed or are near completion of soil remediation at eight sites.  We have begun site assessment at the remaining site where no active remediation has occurred.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no material effect upon earnings or cash flows during the three and six months ended June 30, 2010 or 2009.

In May 2010, the EPA finalized the “Tailoring Rule” that will regulate greenhouse gas emissions at new or modified facilities that meet certain criteria.  Affected facilities will be required to review best available control technology, conduct air-quality analysis, impact analysis and public reviews with respect to such emissions.  The rule will be phased in beginning January 2011 and, at current emission threshold levels, will have a minimal impact on our existing facilities.  The EPA has stated it will consider lowering the threshold levels over the next five years, which could increase the impact on our existing facilities.  However, potential costs, fees or expenses associated with the potential adjustments are unknown.

In addition, the EPA issued a rule on air-quality standards, “National Emission Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines, also known as RICE NESHAP, scheduled to be adopted in early 2013.  The rule will require capital expenditures over the next three years for the purchase and installation of new emissions-control equipment.  We do not expect these expenditures to have a material impact on our results of operations, financial position or cash flows.

Legal Proceedings - We are a party to various litigation matters and claims that have arisen in the normal course of our operations.  While the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Overland Pass Pipeline Company - Overland Pass Pipeline Company is a joint venture between ONEOK Partners and Williams Partners L.P. (Williams).  A subsidiary of ONEOK Partners owns 99 percent of the joint venture and operates the pipeline.  In July 2010, ONEOK Partners received notification that Williams elected to exercise its option to increase its ownership in Overland Pass Pipeline Company to 50 percent from 1 percent.  The purchase price, as determined in accordance with the joint venture’s limited liability company agreement, is estimated to be approximately $425 million.  The transaction is expected to be completed during the third quarter of 2010, subject to obtaining the necessary regulatory approvals.  Upon closing of the transaction and as long as Williams owns at least 50 percent of Overland Pass Pipeline Company, Williams will have the option to become operator.  ONEOK Partners expects to deconsolidate Overland Pass

Pipeline Company and account for it under the equity method of accounting upon closing of the transaction.  ONEOK Partners does not expect the transaction to have a material impact on its results of operations.

Investment in Northern Border Pipeline - Northern Border Pipeline anticipates requiring an additional equity contribution of approximately $102 million from its partners in 2011, of which ONEOK Partners’ share will be approximately $51 million based on its 50 percent equity interest.

I.           SEGMENTS

Segment Descriptions - Our operations are divided into three reportable business segments based on similarities in economic characteristics, products and services, types of customers, methods of distribution and regulatory environment.  These segments are as follows: (i) our ONEOK Partners segment gathers, processes, transports, stores and sells natural gas and gathers, treats, fractionates, stores, distributes and markets NGLs; (ii) our Distribution segment, which includes our retail marketing operations, delivers natural gas to residential, commercial, municipal and industrial customers and transports natural gas; and (iii) our Energy Services segment markets natural gas to wholesale customers.  Our Distribution segment is comprised primarily of regulated public utilities, and portions of our ONEOK Partners segment are also regulated.  Other and eliminations consists of the operating and leasing operations of our headquarters building and related parking facility and other amounts needed to reconcile our reportable segments to our consolidated financial statements.

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

Customers - For the three and six months ended June 30, 2010 and 2009, we had no single external customer from which we received 10 percent or more of our consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended June 30, 2010	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$1,947,032	$338,476	$520,856	$767	$2,807,131
Intersegment revenues	108,089	3,757	134,885	(246,731)	-
Total revenues	$2,055,121	$342,233	$655,741	$(245,964)	$2,807,131

Net margin	$288,162	$161,481	$7,669	$765	$458,077
Operating costs	97,958	98,245	6,544	834	203,581
Depreciation and amortization	43,987	30,877	193	453	75,510
Gain (loss) on sale of assets	(260)	(13)	-	-	(273)
Operating income	$145,957	$32,346	$932	$(522)	$178,713

Equity earnings from investments	$20,676	$-	$-	$-	$20,676
Capital expenditures	$62,867	$46,947	$-	$1,617	$111,431
(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment's regulated operations had revenues of $151.9 million, net margin of $126.5 million and operating income of $66.9 million.

(b) - Our Distribution segment has regulated and non-regulated operations. Our Distribution segment's regulated operations had revenues of $275.8 million, net margin of $159.0 million and operating income of $31.9 million.

Three Months Ended June 30, 2009	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$1,289,487	$329,069	$608,300	$771	$2,227,627
Intersegment revenues	107,570	1,764	113,865	(223,199)	-
Total revenues	$1,397,057	$330,833	$722,165	$(222,428)	$2,227,627

Net margin	$261,982	$146,403	$23,274	$767	$432,426
Operating costs	100,507	101,149	8,848	(369)	210,135
Depreciation and amortization	39,953	30,733	130	433	71,249
Gain (loss) on sale of assets	3,276	486	-	-	3,762
Operating income	$124,798	$15,007	$14,296	$703	$154,804

Equity earnings from investments	$14,188	$-	$-	$-	$14,188
Capital expenditures	$129,366	$32,632	$-	$2,575	$164,573
(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment's regulated operations had revenues of $117.8 million, net margin of $97.8 million and operating income of $41.5 million.

(b) - Our Distribution segment has regulated and non-regulated operations. Our Distribution segment's regulated operations had revenues of $276.5 million, net margin of $139.6 million and operating income of $9.9 million.

Six Months Ended June 30, 2010	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$4,014,107	$1,336,384	$1,379,089	$1,518	$6,731,098
Intersegment revenues	245,020	7,248	470,487	(722,755)	-
Total revenues	$4,259,127	$1,343,632	$1,849,576	$(721,237)	$6,731,098

Net margin	$549,287	$408,307	$118,288	$1,515	$1,077,397
Operating costs	194,266	198,021	13,971	668	406,926
Depreciation and amortization	87,857	64,222	346	942	153,367
Gain (loss) on sale of assets	(1,045)	(13)	-	-	(1,058)
Operating income	$266,119	$146,051	$103,971	$(95)	$516,046

Equity earnings from investments	$41,792	$-	$-	$-	$41,792
Investments in unconsolidated affiliates	$757,232	$-	$-	$-	$757,232
Total assets	$7,780,642	$2,951,755	$627,190	$760,324	$12,119,911
Noncontrolling interests in consolidated subsidiaries	$5,276	$-	$-	$1,478,069	$1,483,345
Capital expenditures	$98,694	$78,325	$52	$2,633	$179,704
(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment's regulated operations had revenues of $303.9 million, net margin of $252.2 million and operating income of $36.2 million.

(b) - Our Distribution segment has regulated and non-regulated operations. Our Distribution segment's regulated operations had revenues of $1,133.4 million, net margin of $401.6 million and operating income of $143.2 million.

Six Months Ended June 30, 2009	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$2,396,217	$1,178,423	$1,441,284	$1,530	$5,017,454
Intersegment revenues	251,705	4,074	402,950	(658,729)	-
Total revenues	$2,647,922	$1,182,497	$1,844,234	$(657,199)	$5,017,454

Net margin	$515,523	$385,356	$81,448	$1,510	$983,837
Operating costs	189,953	192,587	14,994	(453)	397,081
Depreciation and amortization	79,893	62,359	261	862	143,375
Gain (loss) on sale of assets	3,940	486	-	-	4,426
Operating income	$249,617	$130,896	$66,193	$1,101	$447,807

Equity earnings from investments	$35,410	$-	$-	$-	$35,410
Capital expenditures	$321,860	$77,284	$-	$8,456	$407,600
(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment's regulated operations had revenues of $237.2 million, net margin of $193.3 million and operating income of $86.8 million.

(b) - Our Distribution segment has regulated and non-regulated operations. Our Distribution segment's regulated operations had revenues of $1,026.4 million, net margin of $374.1 million and operating income of $122.7 million.

J.           UNCONSOLIDATED AFFILIATES

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated.  All amounts in the table below are equity earnings from investments in our ONEOK Partners segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Thousands of dollars)
Northern Border Pipeline	$12,372	$5,454	$27,218	$21,492
Bighorn Gas Gathering, L.L.C.	1,811	1,824	2,048	3,910
Fort Union Gas Gathering, L.L.C.	3,581	3,805	7,139	6,015
Lost Creek Gathering Company, L.L.C.	1,454	1,312	2,856	2,202
Other	1,458	1,793	2,531	1,791
Equity earnings from investments	$20,676	$14,188	$41,792	$35,410

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Thousands of dollars)
Income Statement
Operating revenues	$98,077	$87,951	$197,308	$194,017
Operating expenses	$44,896	$44,429	$89,611	$89,232
Net income	$45,955	$32,129	$92,866	$82,645

Distributions paid to us	$26,115	$30,142	$49,644	$63,473

Distributions paid to us are classified as operating activities on our Consolidated Statements of Cash Flows until the cumulative distributions exceed our proportionate share of income from the unconsolidated affiliate since the date of our initial investment.  The amount of cumulative distributions paid to us that exceeds our cumulative proportionate share of income in each period represents a return of investment and is classified as an investing activity on our Consolidated Statements of Cash Flows.  Distributions paid to us includes a $9.1 million and $17.1 million return of investment for the three months ended June 30, 2010 and 2009, respectively, and $10.6 million and $25.2 million for the six months ended June 30, 2010 and 2009, respectively.

K.           EARNINGS PER SHARE INFORMATION

The following tables set forth the computations of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended June 30, 2010
			Per Share
	Income	Shares	Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Net income attributable to ONEOK available for common stock	$41,724	106,356	$0.39
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	1,482
Net income attributable to ONEOK available for common stock
and common stock equivalents	$41,724	107,838	$0.39

	Three Months Ended June 30, 2009
			Per Share
	Income	Shares	Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Net income attributable to ONEOK available for common stock	$41,679	105,335	$0.40
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	615
Net income attributable to ONEOK available for common stock
and common stock equivalents	$41,679	105,950	$0.39

	Six Months Ended June 30, 2010
			Per Share
	Income	Shares	Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Net income attributable to ONEOK available for common stock	$196,263	106,244	$1.85
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	1,380
Net income attributable to ONEOK available for common stock
and common stock equivalents	$196,263	$107,624	$1.82

	Six Months Ended June 30, 2009
			Per Share
	Income	Shares	Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Net income attributable to ONEOK available for common stock	$163,964	105,249	$1.56
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	599
Net income attributable to ONEOK available for common stock
and common stock equivalents	$163,964	105,848	$1.55

There were no option shares excluded from the calculation of diluted EPS for the six months ended June 30, 2010, and 261,634 option shares excluded from the calculation of diluted EPS for the six months ended June 30, 2009.

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

We account for the difference between the carrying amount of our investment in ONEOK Partners and the underlying book value arising from issuance of common units by ONEOK Partners as an equity transaction.  If ONEOK Partners issues common units at a price different than our carrying value per unit, we account for the premium or deficiency as an adjustment to paid-in capital.  As a result of ONEOK Partners’ issuance of common units at a premium to our carrying value per unit, we recognized an increase to paid-in capital of $50.7 million during the six months ended June 30, 2010.

Cash Distributions - The following table sets forth ONEOK Partners’ general partner and incentive distributions declared for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Thousands of dollars)
General partner distributions	$2,874	$2,551	$5,707	$4,970
Incentive distributions	26,689	21,437	52,399	41,757
Total distributions to general partner	$29,563	$23,988	$58,106	$46,727

The quarterly distributions paid by ONEOK Partners to limited partners in the first and second quarters of 2010 were $1.10 per unit and $1.11 per unit, respectively.  The quarterly distributions paid by ONEOK Partners to limited partners in each of the first and second quarters of 2009 were $1.08 per unit.

For the three months ended June 30, 2010 and 2009, cash distributions paid to us totaled $75.6 million and $68.5 million, respectively.  For the six months ended June 30, 2010 and 2009, cash distributions paid by ONEOK Partners to us totaled $148.3 million and $137.0 million, respectively.

In July 2010, a cash distribution from ONEOK Partners of $1.12 per unit payable in the third quarter was declared.  On August 31, 2010, we will receive the related incentive distribution of $26.7 million for the second quarter of 2010, which is included in the table above.

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

ONEOK Partners sells natural gas from its natural gas gathering and processing operations to our Energy Services segment.  In addition, a portion of ONEOK Partners’ revenues from its natural gas pipelines business is from our Energy Services and Distribution segments, which contract with ONEOK Partners for natural gas transportation and storage services.  ONEOK Partners also purchases natural gas from our Energy Services segment for its natural gas liquids and natural gas gathering and processing operations.

ONEOK Partners has certain contractual rights to our Bushton Plant through a Processing and Services Agreement with us, which sets out the terms for processing and related services we provide at the Bushton Plant through 2012.  ONEOK Partners has contracted for all of the capacity of the Bushton Plant from our wholly owned subsidiary, OBPI.  In exchange, ONEOK Partners pays OBPI for all costs and expenses necessary for the operation and maintenance of the Bushton Plant, and reimburses us for our obligations under equipment leases covering the Bushton Plant.

We provide a variety of services to our affiliates, including cash management and financial services, administrative services provided by our employees and management, insurance and office space leased in our headquarters building and other field locations.  Where costs are specifically incurred on behalf of an affiliate, the costs are billed directly to the affiliate by us.  In other situations, the costs may be allocated to the affiliates through a variety of methods, depending upon the nature of the expenses and the activities of the affiliates.  For example, a service that applies equally to all employees is allocated based upon the number of employees in each affiliate.  However, an expense benefiting the consolidated company but having no direct basis for allocation is allocated by the modified Distrigas method, a method using a combination of ratios that includes gross plant and investment, earnings before interest and taxes and payroll expense.  It is not practicable to determine what these general overhead costs would be on a stand-alone basis.

The following table sets forth transactions with ONEOK Partners, which have been eliminated in consolidation for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Thousands of dollars)
Revenues	$108,089	$107,570	$245,020	$251,705

Expenses
Cost of sales and fuel	$11,215	$9,416	$28,974	$26,054
Administrative and general expenses	51,974	49,855	102,999	98,478
Total expenses	$63,189	$59,271	$131,973	$124,532

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for a 12-month period.

EXECUTIVE SUMMARY

Outlook - We expect a slow economic recovery to continue for the remainder of 2010.  Although volatility in the financial markets could limit our access to financial markets on a timely basis or increase our cost of capital in the future, we anticipate improved credit markets for the remainder of 2010, compared with 2009; however, the potential impacts of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) may reduce liquidity in the financial markets and could increase our cost of capital and the costs of hedging certain risks inherent in our business.  We anticipate the consolidation of underperforming assets in the industry, particularly those with high commodity price exposure and/or high levels of debt.  Additionally, we anticipate an improving commodity price environment to continue during 2010, compared with 2009.

Growth Projects - In April 2010, ONEOK Partners announced that it will invest approximately $405 million to $470 million for projects in the Bakken Shale in the Williston Basin in North Dakota and in the Woodford Shale in Oklahoma, which will enable ONEOK Partners to meet the rapidly growing needs of producers in these areas.

Garden Creek plant and related projects - ONEOK Partners plans to construct a new 100 MMcf/d natural gas processing facility, the Garden Creek plant, in eastern McKenzie County, North Dakota.  The plant and related expansions are estimated to cost between $150 million and $210 million and will double ONEOK Partners’ natural gas processing capacity in the Williston Basin.  These projects are expected to be completed in the fourth quarter of 2011.  In addition, ONEOK Partners will invest an additional $200 million to $205 million during 2010 and 2011 for new well connections, expansions and upgrades to its existing natural gas gathering infrastructure in the Bakken Shale.

Woodford Shale projects - ONEOK Partners will also invest $55 million in the Woodford Shale in Oklahoma for new well connections in 2010 and 2011 and to connect its natural gas gathering system to its Maysville, Oklahoma, natural gas processing facility, as well as for the connection of a new third-party processing plant to ONEOK Partners’ NGL gathering system in Oklahoma.

Bakken Pipeline and related projects - In July 2010, ONEOK Partners announced plans to build a 525- to 615-mile NGL pipeline that will transport unfractionated NGLs from the Bakken Shale in the Williston Basin in North Dakota to the Overland Pass Pipeline.  The Bakken Pipeline will initially transport up to 60 MBbl/d of unfractionated NGL production from ONEOK Partners’ natural gas gathering and processing assets in the Bakken Shale and from third-party natural gas processing plants south through western North Dakota and eastern Montana to Wyoming, where it will connect to the Overland Pass Pipeline near Cheyenne, Wyoming.  The volumes will then be delivered to ONEOK Partners’ existing NGL infrastructure in the Mid-Continent. Additional pump facilities could increase the new pipeline’s capacity to 110 MBbl/d.  Supply commitments for the Bakken Pipeline will be anchored by NGL production from ONEOK Partners’ natural gas processing plants and from third-party processors, which are in various stages of negotiation.  Following receipt of all necessary permits, construction of the 12-inch diameter pipeline is expected to begin in the second quarter of 2012 and is currently expected to be completed during the first half of 2013.  Project costs for the new pipeline are estimated to be $450 million to $550 million.

The additional unfractionated NGL volumes from the new Bakken Pipeline will require an investment of $35 million to $40 million for ONEOK Partners’ anticipated share of the costs for additional pump stations and the expansion of existing pump stations on the Overland Pass Pipeline. This investment along with projected capital expenditures in 2010, will increase capacity to the maximum of 255 MBbl/d.

ONEOK Partners also will invest $110 million to $140 million to expand and upgrade its existing fractionation capacity at Bushton, Kansas, increasing its capacity up to 210 MBbl/d from 150 MBbl/d.

Sterling I Pipeline Expansion - In July 2010, ONEOK Partners announced plans to install seven additional pump stations for approximately $36 million along its existing Sterling I natural gas liquids distribution pipeline, increasing its capacity by 15

MBbl/d, which will be supplied by ONEOK Partners’ Mid-Continent NGL infrastructure.  The Sterling I pipeline transports NGL products from ONEOK Partners’ fractionator in Medford, Oklahoma, to the Mont Belvieu, Texas, market center and is currently operating at capacity.   The pump station installation will begin later this year and is expected to be completed in the second half of 2011.

Operating Results - Diluted earnings per share of common stock (EPS) was $0.39 for the three months ended June 30, 2010 and 2009, respectively.  For the six-month period, EPS increased to $1.82 from $1.55 for the same period last year.  Operating income for the three months ended June 30, 2010, increased to $178.7 million from $154.8 million for the same period last year.  For the six months ended June 30, 2010, operating income increased to $516.0 million from $447.8 million for the same period last year.  The increase in operating income is due primarily to the following:
•
increased net margin in our Energy Services segment, due primarily to higher realized storage differentials and marketing margins, net of hedging activities, offset partially by decreased premium-services margins;

•	increased net margin in our ONEOK Partners segment, due primarily to the following:
-
higher NGL volumes gathered, fractionated and transported, associated with the completion of ONEOK Partners’ capital projects, as well as new NGL supply connections, offset partially by lower optimization margins as increasing NGL volumes from customers under fee-based contracts limited the fractionation and transportation capacity available for optimization activities;

-	increased natural gas transportation capacity contracted and the impact of higher natural gas prices on retained fuel; and
•	increased net margin in our Distribution segment, due primarily to new rates in Oklahoma, which have a rate design that lowers our volumetric sensitivity.

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

ONEOK Partners’ Commercial Paper Program - In June 2010, ONEOK Partners established a commercial paper program providing for the issuance of up to $1.0 billion of unsecured commercial paper notes.  Amounts outstanding under the commercial paper program reduce the borrowings available under the ONEOK Partners Credit Agreement.  At June 30, 2010, ONEOK Partners had not issued any commercial paper.  In July 2010, ONEOK Partners repaid all borrowings outstanding under the ONEOK Partners Credit Agreement with proceeds from the issuance of commercial paper.

Long-term Debt - In June 2010, ONEOK Partners repaid $250 million of maturing senior notes with available cash and short-term borrowings.  With the repayment of these notes, ONEOK Partners no longer has any obligation to offer to repurchase the $225 million senior notes due 2011 in the event that ONEOK Partners’ long-term debt credit ratings fall below investment grade.

Overland Pass Pipeline Company - Overland Pass Pipeline Company is a joint venture between ONEOK Partners and Williams Partners L.P. (Williams).  A subsidiary of ONEOK Partners owns 99 percent of the joint venture and operates the pipeline.  In July 2010, ONEOK Partners received notification that Williams elected to exercise its option to increase its ownership in Overland Pass Pipeline Company to 50 percent from 1 percent.  The purchase price, as determined in accordance with the joint venture’s limited liability company agreement, is estimated to be approximately $425 million.  The transaction is expected to be completed during the third quarter of 2010, subject to obtaining the necessary regulatory approvals.  Upon closing of the transaction and as long as Williams owns at least 50 percent of Overland Pass Pipeline Company, Williams will have the option to become operator.  ONEOK Partners does not expect the transaction to have a material impact on its results of operations.  ONEOK Partners expects to use the proceeds from the transaction to repay short-term debt and to fund its recently announced capital projects.

Dividends/Distributions - We declared a quarterly dividend of $0.46 per share ($1.84 per share on an annualized basis) in July 2010, an increase of 10 percent from the $0.42 per share declared in July 2009.  ONEOK Partners declared a cash distribution of $1.12 per unit ($4.48 per unit on an annualized basis) in July 2010, an increase of approximately 4 percent from the $1.08 per unit declared in July 2009.

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

In May 2010, the EPA finalized the “Tailoring Rule” that will regulate greenhouse gas emissions at new or modified facilities that meet certain criteria.  Affected facilities will be required to review best available control technology, conduct air-quality analysis, impact analysis and public reviews with respect to such emissions.  The rule will be phased in beginning January 2011 and, at current emission threshold levels, will have a minimal impact on our existing facilities.  The EPA has stated it will consider lowering the threshold levels over the next five years, which could increase the impact on our existing facilities.  However, potential costs, fees or expenses associated with the potential adjustments are unknown.

In addition, the EPA issued a rule on air-quality standards, “National Emission Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines,” also known as RICE NESHAP, scheduled to be adopted in early 2013.  The rule will require capital expenditures over the next three years for the purchase and installation of new emissions-control equipment.  We do not expect these expenditures to have a material impact on our results of operations, financial position or cash flows.

Financial Markets Legislation - In July 2010, the Dodd-Frank Act was enacted, representing a far-reaching overhaul of the framework for regulation of U.S. financial markets.   We are currently evaluating the provisions of the Dodd-Frank Act.  Additionally, the Dodd-Frank Act calls for various regulatory agencies, including the SEC and the Commodities Futures Trading Commission, to establish regulations for implementation of many of the provisions of the Dodd-Frank Act, which we expect will provide additional clarity regarding the extent of the impact of this legislation on us.  We expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity and interest rate risks.  However, the costs of doing so may be increased as a result of the new legislation.  We may also incur additional costs associated with our compliance with the new regulations and anticipated additional reporting and disclosure obligations.

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

Other - Several regulatory initiatives impacted the earnings and future earnings potential for our Distribution segment.  See discussion of our Distribution segment’s regulatory initiatives on page 45.

IMPACT OF NEW ACCOUNTING STANDARDS

Information about the impact of new accounting standards is included in Note A of the Notes to Consolidated Financial Statements in this Quarterly Report for ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which did not have a material impact on our consolidated financial statements and related disclosures.  See Note B of the Notes to Consolidated Financial Statements for discussion of our fair value measurements;

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

Information about our critical accounting policies and estimates is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates,” in our Annual Report.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected consolidated financial results for the periods indicated:

	Three Months Ended		Six Months Ended		Increase (Decrease)		Increase (Decrease)
	June 30,		June 30,		Three Months		Six Months
Financial Results	2010	2009	2010	2009	2010 vs. 2009		2010 vs. 2009
	(Millions of dollars)
Revenues	$2,807.1	$2,227.6	$6,731.1	$5,017.4	$579.5	26%	$1,713.7	34%
Cost of sales and fuel	2,349.0	1,795.2	5,653.7	4,033.6	553.8	31%	1,620.1	40%
Net margin	458.1	432.4	1,077.4	983.8	25.7	6%	93.6	10%
Operating costs	203.6	210.1	406.9	397.1	(6.5)	(3%)	9.8	2%
Depreciation and amortization	75.5	71.2	153.4	143.4	4.3	6%	10.0	7%
Gain (loss) on sale of assets	(0.3)	3.7	(1.1)	4.5	(4.0)	*	(5.6)	*
Operating income	$178.7	$154.8	$516.0	$447.8	$23.9	15%	$68.2	15%
Equity earnings from investments	$20.7	$14.2	$41.8	$35.4	$6.5	46%	$6.4	18%
Allowance for equity funds used during construction	$0.2	$9.5	$0.5	$18.5	$(9.3)	(98%)	$(18.0)	(97%)
Interest expense	$(75.4)	$(73.4)	$(151.9)	$(151.4)	$2.0	3%	$0.5	0%
Net income attributable to noncontrolling interests	$(44.7)	$(39.7)	$(76.8)	$(80.9)	$5.0	13%	$(4.1)	(5%)
Capital expenditures	$111.4	$164.6	$179.7	$407.6	$(53.2)	(32%)	$(227.9)	(56%)
* Percentage change is greater than 100 percent.

Energy markets were affected by increased commodity prices during the three and six months ended June 30, 2010, compared with the same periods last year.  This increase in commodity prices impacted our revenues and cost of sales and fuel.

Net margin increased for the three months ended June 30, 2010, compared with the same period last year, due primarily to the following:
•	increased net margin in our ONEOK Partners segment, due primarily to:
-
higher NGL volumes gathered, fractionated and transported, associated with the completion of ONEOK Partners’ capital projects, as well as new NGL supply connections, offset partially by lower optimization margins as increasing NGL volumes from customers under fee-based contracts limited the fractionation and transportation capacity available for optimization activities, offset partially by increased volumes marketed;

-	increased natural gas transportation capacity contracted and the impact of higher natural gas prices on retained fuel;
•	increased net margin in our Distribution segment from new rates in Oklahoma, which have a rate design that lowers our volumetric sensitivity; offset partially by
•	decreased net margin in our Energy Services segment, due primarily to:
-	decreased transportation margins, net of hedging, due primarily to lower realized Mid-Continent-to-Gulf Coast location differentials; and
-	lower realized seasonal storage differentials and marketing margins, net of hedging activities.

Net margin increased for the six months ended June 30, 2010, compared with the same period last year, due primarily to the following:
•	increased net margin in our Energy Services segment, due primarily to:
-	higher realized seasonal storage differentials and marketing margins, net of hedging activities; offset partially by
-
decreased premium-services margins, associated primarily with lower demand fees and managing increased demand to meet customer-peaking requirements due to colder weather in the first quarter of 2010, compared with the same period last year;

•	increased net margin in our ONEOK Partners segment, due primarily to:
-	higher NGL volumes gathered, fractionated and transported, associated with the completion of ONEOK Partners’ capital projects, as well as new NGL supply connections; and
-
higher natural gas transportation margins from an increase in capacity contracted on Midwestern Gas Transmission, Viking Gas Transmission’s Fargo lateral that was completed in October 2009 and from the Guardian Pipeline expansion and extension project that was completed in February 2009; offset partially by

-
lower optimization margins as increasing NGL volumes from customers under fee-based contracts limited the fractionation and transportation capacity available for optimization activities, offset partially by increased volumes marketed;

•	increased net margin in our Distribution segment from new rates in Oklahoma, which have a rate design that lowers our volumetric sensitivity.

Operating costs decreased for the three months ended June 30, 2010, compared with the same period last year, due primarily to the timing of certain accruals for employee-related costs, offset partially by the recognition of previously deferred costs in our Distribution segment.

Operating costs increased for the six months ended June 30, 2010, compared with the same period last year, due to the recognition of previously deferred costs in our Distribution segment, and the operation of the capital projects completed last year and higher employee-related costs in our ONEOK Partners segment.

Depreciation and amortization expense increased for the three and six months ended June 30, 2010, compared with the same periods last year, primarily as a result of ONEOK Partners’ completed capital projects.

Equity earnings from investments increased for the three and six months ended June 30, 2010, compared with the same periods last year, as a result of increased throughput on Northern Border Pipeline.  ONEOK Partners owns a 50 percent equity interest in Northern Border Pipeline.

Allowance for equity funds used during construction and capital expenditures decreased for the three and six months ended June 30, 2010, compared with the same periods last year, primarily as a result of ONEOK Partners’ completed capital projects.

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

Our ONEOK Partners segment is engaged in the gathering and processing of natural gas produced from crude oil and natural gas wells, primarily in the Mid-Continent and Rocky Mountain regions, which include the Anadarko Basin of Oklahoma that contains the NGL-rich Woodford shale formation, Hugoton and Central Kansas Uplift Basins of Kansas, and the Williston Basin of Montana and North Dakota that includes the oil-producing Bakken and Three Forks shale formations, and the Powder River Basin of Wyoming.  Through gathering systems, natural gas is aggregated and treated or processed for removal of water vapor, solids and other contaminants, and to extract NGLs in order to provide marketable natural gas, commonly referred to as residue gas.  When the NGLs are separated from the unprocessed natural gas at the processing plants, the NGLs are generally in the form of a mixed, unfractionated NGL stream.  In the Powder River Basin, the natural gas that ONEOK Partners gathers is coal-bed methane, or dry gas, that does not require processing or NGL extraction, in order to be marketable; dry gas is gathered, compressed and delivered into a downstream pipeline or marketed for a fee.

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

Selected Financial Results and Operating Information - The following table sets forth certain selected financial results for our ONEOK Partners segment for the periods indicated:

	Three Months Ended		Six Months Ended		Increase (Decrease)		Increase (Decrease)
	June 30,		June 30,		Three Months		Six Months
Financial Results	2010	2009	2010	2009	2010 vs. 2009		2010 vs. 2009
	(Millions of dollars)
Revenues	$2,055.1	$1,397.1	$4,259.1	$2,647.9	$658.0	47%	$1,611.2	61%
Cost of sales and fuel	1,766.9	1,135.1	3,709.8	2,132.3	631.8	56%	1,577.5	74%
Net margin	288.2	262.0	549.3	515.6	26.2	10%	33.7	7%
Operating costs	97.9	100.5	194.3	190.0	(2.6)	(3%)	4.3	2%
Depreciation and amortization	44.0	40.0	87.9	79.9	4.0	10%	8.0	10%
Gain (loss) on sale of assets	(0.3)	3.3	(1.0)	3.9	(3.6)	*	(4.9)	*
Operating income	$146.0	$124.8	$266.1	$249.6	$21.2	17%	$16.5	7%

Equity earnings from investments	$20.7	$14.2	$41.8	$35.4	$6.5	46%	$6.4	18%
Allowance for equity funds used during construction	$0.2	$9.5	$0.5	$18.5	$(9.3)	(98%)	$(18.0)	(97%)
Interest expense	$(53.3)	$(50.9)	$(107.5)	$(101.8)	$2.4	5%	$5.7	6%
Capital expenditures	$62.9	$129.4	$98.7	$321.9	$(66.5)	(51%)	$(223.2)	(69%)
* Percentage change is greater than 100 percent.

Net margin increased for the three months ended June 30, 2010, compared with the same period last year, due to the following:
•
an increase of $26.7 million due to higher NGL volumes gathered, fractionated and transported, associated with the completion of ONEOK Partners’ capital projects, as well as new NGL supply connections;

•	an increase of $5.2 million due to an increase in natural gas transportation capacity contracted and the impact of higher natural gas prices on retained fuel;
•	an increase of $4.4 million due to the impact of NGL operational measurement gains and losses, compared with the same period last year; and

•	an increase of $4.0 million from higher net realized commodity prices; offset partially by
•
a decrease of $14.2 million related to lower optimization margins as increasing NGL volumes from customers under fee-based contracts limited the fractionation and transportation capacity available for optimization activities, offset partially by increased volumes marketed.

Net margin increased for the six months ended June 30, 2010, compared with the same period last year, due to the following:
•
an increase of $44.8 million due to higher NGL volumes gathered, fractionated and transported, associated with the completion of ONEOK Partners’ capital projects, as well as new NGL supply connections;

•
an increase of $11.7 million from higher natural gas transportation margins from an increase in capacity contracted on Midwestern Gas Transmission, Viking Gas Transmission’s Fargo lateral that was completed in October 2009 and from the Guardian Pipeline expansion and extension project that was completed in February 2009; and

•	an increase of $4.8 million due to higher natural gas storage margins as a result of contract renegotiations; offset partially by
•
a decrease of $29.0 million related to lower optimization margins as increasing NGL volumes from customers under fee-based contracts limited the fractionation and transportation capacity available for optimization activities, offset partially by increased volumes marketed.

Operating costs decreased for the three months ended June 30, 2010, compared with the same period last year, due primarily to the timing of certain accruals for employee-related costs, offset partially by the operations of ONEOK Partners’ capital projects completed last year.  Operating costs increased for the six months ended June 30, 2010, compared with the same period last year, due to the operation of ONEOK Partners’ completed capital projects and higher employee-related costs.

Depreciation and amortization expense increased for the three and six months ended June 30, 2010, compared with the same periods last year, as a result of ONEOK Partners’ capital projects completed last year.

Equity earnings from investments increased for the three and six months ended June 30, 2010, compared with the same periods last year, as a result of increased throughput on Northern Border Pipeline.

Allowance for equity funds used during construction and capital expenditures decreased for the three and six months ended June 30, 2010, compared with the same periods last year, as a result of ONEOK Partners’ completed capital projects.

Selected Operating Information - The following table sets forth selected operating information for our ONEOK Partners segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information	2010	2009	2010	2009
Natural gas gathered (BBtu/d) (a)	1,088	1,130	1,090	1,147
Natural gas processed (BBtu/d) (a)	690	658	677	655
Natural gas transportation capacity contracted (MMcf/d)	5,454	5,192	5,656	5,220
Transportation capacity subscribed	84%	79%	87%	79%
Residue gas sales (BBtu/d) (a)	290	291	283	288
NGL sales (MBbl/d)	449	401	438	391
NGLs fractionated (MBbl/d)	524	479	508	472
NGLs transported-gathering lines (MBbl/d)	480	364	460	344
NGLs transported-distribution lines (MBbl/d)	482	461	475	453
Conway-to-Mont Belvieu OPIS average price differential
Ethane ($/gallon)	$0.16	$0.12	$0.12	$0.10
Realized composite NGL net sales price ($/gallon) (a) (b)	$0.90	$0.84	$0.94	$0.85
Realized condensate net sales price ($/Bbl) (a) (b)	$63.45	$77.03	$62.92	$72.51
Realized residue gas net sales price ($/MMBtu) (a) (b)	$5.37	$3.21	$5.33	$3.42
Realized gross processing spread ($/MMBtu) (a)	$3.48	$6.34	$3.70	$6.34
(a) - Statistics relate to ONEOK Partners’ natural gas gathering and processing business.
(b) - Includes equity volumes only.

Commodity Price Risk - The following tables set forth hedging information for ONEOK Partners’ natural gas gathering and processing business for the periods indicated:

	Six Months Ended
	December 31, 2010
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d) (a)	5,166	$1.05	/ gallon	60%
Condensate (Bbl/d) (a)	1,611	$1.83	/ gallon	76%
Total (Bbl/d)	6,777	$1.24	/ gallon	63%
Natural gas (MMBtu/d)	23,345	$5.55	/ MMBtu	95%
(a) - Hedged with fixed-price swaps.

	Year Ending
	December 31, 2011
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d) (a)	902	$1.34	/ gallon	10%
Condensate (Bbl/d) (a)	596	$2.12	/ gallon	26%
Total (Bbl/d)	1,498	$1.65	/ gallon	13%
Natural gas (MMBtu/d)	22,541	$5.72	/ MMBtu	75%
(a) - Hedged with fixed-price swaps.

Commodity price risk related to physical sales of commodities for ONEOK Partners’ natural gas gathering and processing business is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas.  ONEOK Partners’ condensate sales are based on the price of crude oil.  ONEOK Partners estimates the following for its natural gas gathering and processing business:
•	a $0.01 per gallon decrease in the composite price of NGLs would decrease annual net margin by approximately $1.3 million;
•	a $1.00 per barrel decrease in the price of crude oil would decrease annual net margin by approximately $1.1 million; and
•	a $0.10 per MMBtu decrease in the price of natural gas would decrease annual net margin by approximately $1.0 million.

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

Selected Financial Results - The following table sets forth certain selected financial results for our Distribution segment for the periods indicated:

	Three Months Ended		Six Months Ended		Increase (Decrease)		Increase (Decrease)
	June 30,		June 30,		Three Months		Six Months
Financial Results	2010	2009	2010	2009	2010 vs. 2009		2010 vs. 2009
	(Millions of dollars)
Gas sales	$313.3	$300.2	$1,275.8	$1,113.4	$13.1	4%	$162.4	15%
Transportation revenues	18.5	19.2	48.1	45.8	(0.7)	(4%)	2.3	5%
Cost of gas	180.8	184.4	935.3	797.1	(3.6)	(2%)	138.2	17%
Net margin, excluding other revenues	151.0	135.0	388.6	362.1	16.0	12%	26.5	7%
Other revenues	10.5	11.4	19.7	23.3	(0.9)	(8%)	(3.6)	(15%)
Net margin	161.5	146.4	408.3	385.4	15.1	10%	22.9	6%
Operating costs	98.3	101.1	198.0	192.6	(2.8)	(3%)	5.4	3%
Depreciation and amortization	30.9	30.7	64.2	62.3	0.2	1%	1.9	3%
Gain (loss) on sale of assets	-	0.4	-	0.4	(0.4)	(100%)	(0.4)	(100%)
Operating income	$32.3	$15.0	$146.1	$130.9	$17.3	*	$15.2	12%
Capital expenditures	$46.9	$32.6	$78.3	$77.3	$14.3	44%	$1.0	1%
* Percentage change is greater than 100 percent.

The following table sets forth our net margin, excluding other revenues, by type of customer, for the periods indicated:

	Three Months Ended		Six Months Ended		Increase (Decrease)		Increase (Decrease)
	June 30,		June 30,		Three Months		Six Months
Net margin, excluding other revenues	2010	2009	2010	2009	2010 vs. 2009		2010 vs. 2009
Gas sales	(Millions of dollars)
Regulated
Residential	$106.0	$88.4	$271.1	$244.9	$17.6	20%	$26.2	11%
Commercial	22.5	19.1	58.9	56.5	3.4	18%	2.4	4%
Industrial	0.6	0.6	1.3	1.4	-	0%	(0.1)	(7%)
Wholesale	0.1	0.1	0.2	0.2	-	0%	-	0%
Public Authority	0.8	0.7	2.3	2.0	0.1	14%	0.3	15%
Retail marketing	2.5	6.9	6.7	11.3	(4.4)	(64%)	(4.6)	(41%)
Net margin on gas sales	132.5	115.8	340.5	316.3	16.7	14%	24.2	8%
Transportation margin	18.5	19.2	48.1	45.8	(0.7)	(4%)	2.3	5%
Net margin, excluding other revenues	$151.0	$135.0	$388.6	$362.1	$16.0	12%	$26.5	7%

Net margin increased for the three months ended June 30, 2010, compared with the same period last year, due to the following:
•	an increase of $17.2 million from new rates in Oklahoma, which have a rate design that lowers our volumetric sensitivity and provides more consistent revenues each month; and
•	an increase of $1.4 million from increased rider and surcharge recoveries; offset partially by
•	a decrease of $4.3 million in retail marketing margins associated primarily with reduced customer risk-management services.

Net margin increased for the six months ended June 30, 2010, compared with the same period last year, due to the following:
•	an increase of $17.1 million from new rates in Oklahoma, which have a rate design that lowers our volumetric sensitivity and provides more consistent revenues each month;
•	an increase of $4.2 million from increased rider and surcharge recoveries;
•	an increase of $2.9 million from higher gas sales volumes, primarily in the first quarter;
•	an increase of $1.8 million from capital-recovery mechanisms; and
•	an increase of $1.7 million from higher transportation volumes; offset partially by
•	a decrease of $4.5 million in retail marketing margins associated primarily with reduced customer risk-management services.

Operating costs decreased for the three months ended June 30, 2010, compared with the same period last year, due to the following:
•	a decrease of $8.1 million in employee-related costs; offset partially by
•	an increase of $3.8 million related to the recognition of previously deferred Integrity Management Program costs in Oklahoma that have been approved for recovery in our revenues.

Operating costs increased for the six months ended June 30, 2010, compared with the same period last year, due to the following:
•	an increase of $6.9 million related to the recognition of previously deferred Integrity Management Program costs in Oklahoma that have been approved for recovery in our revenues; and
•	an increase of $1.4 million related to contract and outside services costs; offset partially by
•	a decrease of $4.8 million in employee-related costs.

Capital Expenditures - Our capital expenditure program includes expenditures for extending service to new areas, modifications to customer service lines, increasing system capabilities, general replacements and improvements, including an automated meter reading investment in Oklahoma.  It is our practice to maintain and upgrade facilities to ensure safe, reliable and efficient operations.  Our capital expenditure program included $7.3 million and $9.5 million for new business development for the three months ended June 30, 2010 and 2009, respectively, and $12.5 million and $20.5 million for the six months ended June 30, 2010 and 2009, respectively.  Capital expenditures increased for the three months ended June 30, 2010, compared with the same period last year, primarily as a result of expenditures related to the automated meter reading investment in Oklahoma.

Selected Operating Information - The following tables set forth selected information for the regulated operations of our Distribution segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Volumes (MMcf)	2010	2009	2010	2009
Gas sales
Residential	12,246	13,388	74,702	68,745
Commercial	4,245	4,459	21,423	20,211
Industrial	232	156	625	668
Wholesale	3,234	3,578	3,475	4,712
Public Authority	387	371	1,630	1,218
Total volumes sold	20,344	21,952	101,855	95,554
Transportation	48,154	47,432	110,308	103,396
Total volumes delivered	68,498	69,384	212,163	198,950

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Number of Customers	2010	2009	2010	2009
Residential	1,917,053	1,904,675	1,923,865	1,909,012
Commercial	154,231	157,463	155,859	158,957
Industrial	1,282	1,364	1,289	1,368
Wholesale	35	27	35	27
Public Authority	2,680	2,858	2,651	2,903
Transportation	7,757	9,075	9,447	9,911
Total customers	2,083,038	2,075,462	2,093,146	2,082,178

Residential volumes decreased for the three months ended June 30, 2010, compared with the same period last year, due to warmer temperatures across our entire service territory.  Residential volumes increased for the six months ended June 30, 2010, compared with the same period last year, due to colder temperatures across our entire service territory in the first quarter of 2010.

Regulatory Initiatives

Oklahoma - In December 2009, the OCC approved a rate increase of $54.5 million, which includes moving existing riders into base rates that effectively reduces the rate increase to a net amount of $25.7 million.  The new rates went into effect on December 18, 2009, and reduce our volumetric exposure.  Under a previous order, Oklahoma Natural Gas has migrated from traditional rates to performance-based rates that will provide for a streamlined annual review of the company’s performance, resulting in smaller, potentially more frequent rate adjustments.

On January 27, 2010, Oklahoma Natural Gas filed an application and supporting testimony requesting recovery of the Integrity Management Program deferral for 2009 and annual adjustments associated with the prior recovery period in the amount of $15.7 million.  In May 2010, Oklahoma Natural Gas filed supplemental testimony to increase the total amount of the request to $16.7 million.  The OCC approved the recovery of $16.7 million on June 30, 2010, and billing of the new rates began July 1, 2010.

Kansas - In December 2009, the KCC approved Kansas Gas Service’s application to increase the Gas System Reliability Surcharge.  In April 2010, the surcharge recovery was slightly reduced as a result of a revised application.  The anticipated impact of the Gas System Reliability Surcharge on 2010 operating income is an increase of $3.4 million.

In May 2010, Kansas Gas Service was granted a motion to withdraw its application with the KCC to become an Efficiency Kansas Loan Program utility partner and provide a portfolio of energy-efficiency programs designed to encourage the purchase of energy-efficient natural gas appliances.  The application was withdrawn as a result of the wide discrepancy between the positions of the parties involved in the case.  Kansas Gas Service will continue to explore opportunities to promote energy-efficiency initiatives in a manner that does not penalize Kansas Gas Service and meets regulators’ requirements.

Texas - In December 2009, Texas Gas Service filed a statement of intent to increase rates in its El Paso service area by $7.3 million.  On April 13, 2010, the City of El Paso rejected the proposed increase.  Texas Gas Service filed an appeal on May 12, 2010, with the Railroad Commission of Texas, which includes a statement of intent to increase rates by $5.3 million.  The Railroad Commission will have approximately six months to make a decision on our appeal.  Any new rates determined by the Railroad Commission would likely go into effect late in the fourth quarter of this year.

General - Certain costs to be recovered through the ratemaking process have been capitalized as regulatory assets.  Should recovery cease due to regulatory actions, certain of these assets may no longer meet the criteria for capitalization, and, accordingly, a write-off of regulatory assets and stranded costs may be required.  There were no write-offs of regulatory assets resulting from the failure to meet the criteria for capitalization during the three and six months ended June 30, 2010 and 2009, respectively.

Energy Services

Overview - Our Energy Services segment’s primary focus is to create value for our customers by delivering physical natural gas products and risk-management services through our network of contracted transportation and storage capacity and natural gas supply.  This contracted storage and transportation capacity connects the major supply and demand centers throughout the United States and into Canada.  Our customers are primarily LDCs, electric utilities, and commercial and industrial end- users.  Our customers’ natural gas needs vary with seasonal changes in weather and are therefore somewhat unpredictable.

To ensure natural gas is available when our customers need it, we provide premium services and products that satisfy our customers’ swing and peaking natural gas commodity requirements on a year-round basis.  We also provide no-notice service, weather-related protection and other custom solutions based on our customers’ specific needs.  Our storage and transportation assets enable us to provide these services and provide us with opportunities to optimize these contracted assets through our application of market knowledge and risk-management skills.

Our Energy Services segment conducts business with our ONEOK Partners and our Distribution segments.  These services are provided under agreements with market-based terms through a competitive bidding process.

Due to the seasonality of natural gas consumption, storage withdrawals and demand for our products and services, earnings are normally higher during the winter months than the summer months.  Natural gas sales volumes are typically higher in the winter heating months than in the summer months, reflecting increased demand due to greater heating requirements and, typically, higher natural gas prices.  During periods of high natural gas demand, we utilize storage capacity to supplement natural gas supply volumes to meet our premium-services obligations or market needs.

We utilize our experience to optimize the value of our contracted assets, and we use our risk-management and marketing capabilities to both manage risk and generate additional margins.  We apply a combination of cash flow and fair value hedge accounting when implementing hedging strategies that take advantage of favorable market conditions.  See Note C of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.  Additionally, certain non-trading transactions, which are economic hedges of our accrual transactions such as our storage and transportation contracts, will not qualify for hedge accounting treatment.  These economic hedges receive mark-to-market accounting treatment, as they are derivative contracts and are not designated as part of a hedge relationship.  As a result, the underlying risk being hedged receives accrual accounting treatment, while we use mark-to-market accounting treatment for the economic hedges.  We cannot predict the earnings fluctuations from mark-to-market accounting, and the impact on earnings could be material.

Selected Financial Results - The following table sets forth selected financial results for our Energy Services segment for the periods indicated:

	Three Months Ended		Six Months Ended		Increase (Decrease)		Increase (Decrease)
	June 30,		June 30,		Three Months		Six Months
Financial Results	2010	2009	2010	2009	2010 vs. 2009		2010 vs. 2009
	(Millions of dollars)
Revenues	$655.7	$722.2	$1,849.6	$1,844.2	$(66.5)	(9%)	$5.4	0%
Cost of sales and fuel	648.1	698.9	1,731.3	1,762.8	(50.8)	(7%)	(31.5)	(2%)
Net margin	7.6	23.3	118.3	81.4	(15.7)	(67%)	36.9	45%
Operating costs	6.5	8.9	14.0	15.0	(2.4)	(27%)	(1.0)	(7%)
Depreciation and amortization	0.2	0.1	0.3	0.2	0.1	100%	0.1	50%
Operating income	$0.9	$14.3	$104.0	$66.2	$(13.4)	(94%)	$37.8	57%

The following table sets forth our net margin by activity for the periods indicated:

	Three Months Ended		Six Months Ended		Increase (Decrease)		Increase (Decrease)
	June 30,		June 30,		Three Months		Six Months
	2010	2009	2010	2009	2010 vs. 2009		2010 vs. 2009
	(Millions of dollars)
Marketing, storage and transportation, gross	$51.6	$74.7	$215.0	$186.6	$(23.1)	(31%)	$28.4	15%
Storage and transportation costs	45.3	51.6	100.0	108.6	(6.3)	(12%)	(8.6)	(8%)
Marketing, storage and transportation, net	6.3	23.1	115.0	78.0	(16.8)	(73%)	37.0	47%
Financial trading, net	1.3	0.2	3.3	3.4	1.1	*	(0.1)	(3%)
Net margin	$7.6	$23.3	$118.3	$81.4	$(15.7)	(67%)	$36.9	45%
* Percentage change is greater than 100 percent.

Marketing, storage and transportation, gross, includes primarily marketing, purchases and sales, premium services and the impact of cash flow and fair value hedges and other derivative instruments used to manage our risk associated with these activities.  Storage and transportation costs include primarily the cost of leasing capacity, storage injection and withdrawal fees, fuel charges and gathering fees.  Risk-management and operational decisions have an impact on the net result of our marketing, premium services and storage activities.  We evaluate our strategies on an ongoing basis to optimize the value of our contracted assets and to minimize the financial impact of market conditions on the services we provide.

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

Net margin decreased for the three months ended June 30, 2010, compared with the same period last year, due to the following:
•	a decrease of $8.1 million in transportation margins, net of hedging, due primarily to lower realized Mid-Continent-to-Gulf Coast location differentials;
•	a decrease of $5.9 million from lower realized seasonal storage differentials and marketing margins, net of hedging activities; and
•	a decrease of $2.7 million in premium-services margins, associated primarily with lower demand fees; offset partially by
•	an increase of $1.1 million in financial trading margins.

Net margin increased for the six months ended June 30, 2010, compared with the same period last year, due to the following:
•	an increase of $65.7 million from higher realized seasonal storage differentials and marketing margins, net of hedging activities; offset partially by
•
a decrease of $25.3 million in premium-services margins, associated primarily with lower demand fees and managing increased demand to meet customer-peaking requirements due to colder weather in the first quarter of 2010, compared with the same period last year; and

•	a decrease of $3.3 million in transportation margins, net of hedging, due primarily to lower realized Mid-Continent-to-Gulf Coast transportation margins; partially offset by the following:
-	favorable fair-value changes on non-qualifying economic hedge activity and ineffectiveness on qualified hedges; and
-	higher realized Rocky Mountain-to-Mid-Continent transportation margins.

Operating costs decreased for the three months ended June 30, 2010, compared with the same period last year, due to lower employee-related costs.

Selected Operating Information - The following table sets forth selected operating information for our Energy Services segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information	2010	2009	2010	2009
Natural gas marketed (Bcf)	201	257	468	585
Natural gas gross margin ($/Mcf)	$0.04	$0.09	$0.26	$0.14
Physically settled volumes (Bcf)	435	542	944	1,176

Our natural gas in storage at June 30, 2010, was 50.4 Bcf, compared with 68.6 Bcf at June 30, 2009.  At June 30, 2010, our total natural gas storage capacity under lease was 74.6 Bcf, compared with 82.5 Bcf at June 30, 2009.  Our natural gas storage capacity under lease had maximum withdrawal capability of 2.0 Bcf/d and maximum injection capability of 1.2 Bcf/d.  Our current natural gas transportation capacity is 1.4 Bcf/d.

Natural gas volumes marketed and physically settled volumes decreased for the three and six months ended June 30, 2010, compared with the same periods last year, due primarily to reduced transportation capacity and lower transported volumes.  Transportation capacity in certain markets was not utilized due to the economics of the location differentials.

Contingencies

Legal Proceedings - We are a party to various litigation matters and claims that have arisen in the normal course of our operations.  While the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.  Additional information about our legal proceedings is included under Part II, Item 1, Legal Proceedings of this Quarterly Report and under Part I, Item 3, Legal Proceedings, in our Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

General - Part of our strategy is to grow through internally generated growth projects and acquisitions that strengthen and complement our existing assets.  ONEOK and ONEOK Partners have relied primarily on operating cash flow, commercial paper, bank credit facilities, debt issuances and the sale of equity for their liquidity and capital resource requirements.  ONEOK and ONEOK Partners fund their operating expenses, debt service, dividends to shareholders and distributions to unitholders primarily with operating cash flow.  We expect to continue to use these sources and ONEOK Partners’ recently established commercial paper program, discussed below, for liquidity and capital resource needs on both a short- and long-term basis.  Neither ONEOK nor ONEOK Partners guarantees the debt or other similar commitments to unaffiliated parties, and ONEOK does not guarantee the debt or other similar commitments of ONEOK Partners.

In the first six months of 2010, ONEOK accessed the commercial paper markets to meet its short-term liquidity needs.  ONEOK Partners utilized the ONEOK Partners Credit Agreement to fund its short-term liquidity needs during the first six months of 2010.  In February 2010, ONEOK Partners accessed the public equity markets for its long-term financing needs.  See discussion below under “ONEOK Partners’ Equity Issuance” for more information.

In June 2010, ONEOK Partners established a commercial paper program providing for the issuance of up to $1.0 billion of unsecured commercial paper notes.  Amounts outstanding under the commercial paper program reduce the borrowing capacity under the ONEOK Partners Credit Agreement.  See discussion below under “Short-term Liquidity” for more information.

We expect a slow economic recovery to continue for the remainder of 2010.  Although volatility in the financial markets could limit our access to financial markets or increase our cost of capital in the future, we anticipate improved credit markets for the remainder of 2010, compared with 2009.  ONEOK’s and ONEOK Partners’ ability to continue to access capital markets for debt and equity financing under reasonable terms depends on ONEOK’s and ONEOK Partners’ respective financial condition and credit ratings, and market conditions.  ONEOK and ONEOK Partners anticipate that cash flow generated from operations, existing capital resources and ability to obtain financing will enable both to maintain current levels of operations and planned operations, collateral requirements and capital expenditures.

Capital Structure - The following table sets forth our consolidated capital structure for the periods indicated:

	June 30,	December 31,
	2010	2009
Long-term debt	53%	57%
Total equity	47%	43%

Debt (including notes payable)	56%	61%
Total equity	44%	39%

For purposes of determining compliance with financial covenants in the ONEOK Credit Agreement, which are described below, the debt of ONEOK Partners is excluded.  The following table sets forth ONEOK’s capitalization structure, excluding the debt of ONEOK Partners, for the periods indicated:

	June 30,	December 31,
	2010	2009
Long-term debt	39%	41%
ONEOK shareholders' equity	61%	59%

Debt (including notes payable)	39%	46%
ONEOK shareholders' equity	61%	54%

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

Short-term Liquidity - ONEOK’s principal sources of short-term liquidity consist of cash generated from operating activities, quarterly distributions from ONEOK Partners and the issuance of commercial paper.  To the extent commercial paper is unavailable the ONEOK Credit Agreement may be utilized.  ONEOK Partners’ principal sources of short-term liquidity consist of cash generated from operating activities, the ONEOK Partners Credit Agreement and ONEOK Partners’ recently established commercial paper program.

The total amount of short-term borrowings authorized by ONEOK’s Board of Directors is $2.5 billion.  At June 30, 2010, ONEOK had no commercial paper outstanding, $32.0 million in letters of credit issued under the ONEOK Credit Agreement and approximately $100.2 million of available cash and cash equivalents.  ONEOK had approximately $1.2 billion of credit available at June 30, 2010, under the ONEOK Credit Agreement.  As of June 30, 2010, ONEOK could have issued $3.7 billion of additional short- and long-term debt under the most restrictive provisions contained in its various borrowing agreements.

The total amount of short-term borrowings authorized by the Board of Directors of ONEOK Partners GP, the general partner of ONEOK Partners, is $1.5 billion.  At June 30, 2010, ONEOK Partners had $680 million in borrowings outstanding under the ONEOK Partners Credit Agreement and approximately $3.1 million of available cash and cash equivalents.  As of June 30, 2010, ONEOK Partners could have issued $592.6 million of additional short- and long-term debt under the most restrictive provisions contained in its various borrowing agreements.  At June 30, 2010, ONEOK Partners had $24.2 million in letters of credit issued outside the ONEOK Partners Credit Agreement.

In June 2010, ONEOK Partners initiated a commercial paper program under which ONEOK Partners may issue unsecured commercial paper notes up to a maximum amount outstanding of $1.0 billion to fund its short-term borrowing needs.  The maturities of the commercial paper notes will vary but may not exceed 270 days from the date of issue.  The commercial paper notes may be sold at a negotiated discount from par or will bear interest at a negotiated rate.

The ONEOK Partners Credit Agreement, which expires in March 2012, is available to repay the commercial paper notes, if necessary.  Amounts outstanding under the commercial paper program reduce the borrowing capacity under the ONEOK Partners Credit Agreement.  At June 30, 2010, ONEOK Partners had not issued any commercial paper.  In July 2010, ONEOK Partners repaid all borrowings outstanding under the ONEOK Partners Credit Agreement with proceeds from the issuance of commercial paper.

The ONEOK Credit Agreement and the ONEOK Partners Credit Agreement contain certain financial, operational and legal covenants as discussed in Note H of the Notes to Consolidated Financial Statements in our Annual Report.  Among other things, the ONEOK Credit Agreement’s covenants include a limitation on ONEOK’s stand-alone debt-to-capital ratio, which may not exceed 67.5 percent at the end of any calendar quarter.  At June 30, 2010, ONEOK’s stand-alone debt-to-capital ratio, as calculated under the terms of the ONEOK Credit Agreement, was 38.2 percent, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement.

The ONEOK Partners Credit Agreement’s covenants include, among other things, maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners Credit Agreement, adjusted for all non-cash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5 to 1.  At June 30, 2010, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 4.3 to 1, and ONEOK Partners was in compliance with all covenants under the ONEOK Partners Credit Agreement.

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

ONEOK and ONEOK Partners are subject to changes in the debt and equity markets, and there is no assurance they will be able or willing to access the public or private markets in the future.  ONEOK and ONEOK Partners may choose to meet their cash requirements by utilizing some combination of cash flows from operations, commercial paper borrowings or existing credit facilities, altering the timing of controllable expenditures, restricting future acquisitions and capital projects, or pursuing other debt or equity financing alternatives.  Some of these alternatives could involve higher costs or negatively affect their respective credit ratings, among other factors.  Based on ONEOK’s and ONEOK Partners’ investment-grade credit ratings, general financial condition and market expectations regarding their future earnings and projected cash flows, ONEOK and ONEOK Partners believe that they will be able to meet their respective cash requirements and maintain their investment-grade credit ratings.

In June 2010, ONEOK Partners repaid $250.0 million of maturing senior notes with available cash and short-term borrowings.  With the repayment of these notes, ONEOK Partners no longer has any obligation to offer to repurchase the $225 million senior notes due 2011 in the event that ONEOK Partners’ long-term debt credit ratings fall below investment grade.

The indentures governing ONEOK’s senior notes due 2011, 2019 and 2028 include an event of default upon acceleration of other indebtedness of $15 million or more, and the indentures governing the senior notes due 2015 and 2035 include an event of default upon the acceleration of other indebtedness of $100 million or more.  Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding senior notes due 2011, 2015, 2019, 2028 and 2035 to declare those notes immediately due and payable in full.

ONEOK may redeem the notes due 2011, 2015, 2028 (6.875 percent) and 2035, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium.  ONEOK may redeem the notes due 2019 and 2028 (6.5 percent), in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest.  The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date.  The notes due 2011, 2015, 2019, 2028 and 2035 are senior unsecured obligations, ranking equally in right of payment with all of ONEOK’s existing and future unsecured senior indebtedness.

The indentures governing ONEOK Partners’ senior notes due 2011 include an event of default upon acceleration of other indebtedness of $25 million or more, and the indentures governing the senior notes due 2012, 2016, 2019, 2036 and 2037 include an event of default upon the acceleration of other indebtedness of $100 million or more that would be triggered by such an offer to repurchase.  Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding senior notes due 2011, 2012, 2016, 2019, 2036 and 2037 to declare those notes immediately due and payable in full.

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

Capital Expenditures - ONEOK’s and ONEOK Partners’ capital expenditures are financed through operating cash flows, short- and long-term debt and the issuance of equity.  Capital expenditures were $179.7 million and $407.6 million for the six months ended June 30, 2010 and 2009, respectively.  Of these amounts, ONEOK Partners’ capital expenditures were $98.7 million and $321.9 million for the six months ended June 30, 2010 and 2009, respectively.

The following table sets forth our 2010 projected capital expenditures, excluding AFUDC:

2010 Projected Capital Expenditures
(Millions of dollars)
ONEOK Partners	$477
Distribution	216
Other	23
Total projected capital expenditures	$716

Overland Pass Pipeline Company - Overland Pass Pipeline Company is a joint venture between ONEOK Partners and Williams Partners L.P. (Williams).  A subsidiary of ONEOK Partners owns 99 percent of the joint venture and operates the pipeline.  In July 2010, ONEOK Partners received notification that Williams elected to exercise its option to increase its ownership in Overland Pass Pipeline Company to 50 percent from 1 percent.  The purchase price, as determined in accordance with the joint venture’s limited liability company agreement, is estimated to be approximately $425 million.  The transaction is expected to be completed during the third quarter of 2010, subject to obtaining the necessary regulatory approvals.  Upon closing of the transaction and as long as Williams owns at least 50 percent of Overland Pass Pipeline Company, Williams will have the option to become operator.  ONEOK Partners expects to use the proceeds from the transaction to repay short-term debt and to fund its recently announced capital projects.

Investment in Northern Border Pipeline - Northern Border Pipeline anticipates requiring an additional equity contribution of approximately $102 million from its partners in 2011, of which ONEOK Partners’ share will be approximately $51 million based on its 50 percent equity interest.

Credit Ratings - ONEOK’s and ONEOK Partners’ long-term debt credit ratings as of June 30, 2010, are shown in the table below:

	ONEOK		ONEOK Partners
Rating Agency	Rating	Outlook	Rating	Outlook
Moody’s	Baa2	Stable	Baa2	Stable
S&P	BBB	Stable	BBB	Stable

ONEOK’s and ONEOK Partners’ commercial paper are rated Prime-2 by Moody’s and A2 by S&P.  ONEOK’s and ONEOK Partners’ credit ratings, which are currently investment grade, may be affected by a material change in financial ratios or a material event affecting the business.  The most common criteria for assessment of credit ratings are the debt-to-capital ratio, business risk profile, pretax and after-tax interest coverage, and liquidity.  ONEOK and ONEOK Partners do not currently anticipate their respective credit ratings to be downgraded.  However, if ONEOK’s or ONEOK Partners’ credit ratings were downgraded, the interest rates, as applicable, on ONEOK’s and ONEOK Partners’ commercial paper borrowings and borrowings under the ONEOK Credit Agreement or the ONEOK Partners Credit Agreement would increase, and ONEOK or ONEOK Partners could potentially lose access to the commercial paper market.  In the event that ONEOK is unable to borrow funds under its commercial paper program and there has not been a material adverse change in its business, ONEOK would continue to have access to the ONEOK Credit Agreement, which expires in July 2011.  In the event that ONEOK Partners is unable to borrow funds under its commercial paper program and there has not been a material adverse change in its business, ONEOK Partners would continue to have access to the ONEOK Partners Credit Agreement, which expires in March 2012.  An adverse rating change alone is not a default under the ONEOK Credit Agreement or the ONEOK Partners Credit Agreement.  See additional discussion about our credit ratings under “Long-term Financing.”

Our Energy Services segment relies upon the investment-grade credit rating of ONEOK’s senior unsecured long-term debt to reduce its collateral requirements.  If ONEOK’s credit ratings were to decline below investment grade, our ability to participate in energy marketing and trading activities could be significantly limited.  Without an investment-grade rating, we may be required to fund margin requirements with our counterparties with cash, letters of credit or other negotiable instruments.  At June 30, 2010, ONEOK could have been required to fund approximately $3.0 million in margin requirements related to financial contracts upon such a downgrade.  A decline in ONEOK’s credit rating below investment grade may also significantly impact other business segments.

Other than the margin requirements for our Energy Services segment described above, we have determined that we do not have significant exposure to rating triggers under ONEOK’s or ONEOK Partners’ trust indentures, building leases, equipment leases and other various contracts.  Rating triggers are defined as provisions that would create an automatic default or acceleration of indebtedness based on a change in our credit rating.

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

Commodity Prices - We are subject to commodity price volatility.  Significant fluctuations in commodity prices may impact our overall liquidity due to the impact commodity price changes have on our cash flows from operating activities, including the impact on working capital for NGLs and natural gas held in storage, margin requirements and certain energy-related receivables.  We believe that ONEOK’s and ONEOK Partners’ available credit and cash and cash equivalents are adequate to meet liquidity requirements associated with commodity price volatility.  See discussion beginning on page 56 under “Commodity Price Risk” in Item 3, Quantitative and Qualitative Disclosures about Market Risk, for information on our hedging activities.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Six Months Ended		Variances
	June 30,		2010 vs. 2009
	2010	2009	Increase (Decrease)
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$591.1	$1,075.9	$(484.8)	(45%)
Investing activities	(169.9)	(380.2)	210.3	55%
Financing activities	(347.4)	(1,158.7)	811.3	70%
Change in cash and cash equivalents	73.8	(463.0)	536.8	*
Cash and cash equivalents at beginning of period	29.4	510.0	(480.6)	(94%)
Cash and cash equivalents at end of period	$103.2	$47.0	$56.2	*
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

Cash flows from operating activities, before changes in operating assets and liabilities, were $480.7 million for the six months ended June 30, 2010, compared with $416.9 million for the same period in 2009.  The increase was due primarily to changes in operating income discussed in “Consolidated Operations” in Financial Results and Operating Information beginning on page 38.

The changes in operating assets and liabilities increased operating cash flows $110.4 million for the six months ended June 30, 2010, compared with an increase of $659.0 million for the same period in 2009, primarily as a result of the following:
    • the impact of commodity prices on our operating assets and liabilities;
    • the changes in volumes of commodities in storage; and
•	the timing of payments for purchases of commodities and other expenses resulting in decreased accounts payable; offset partially by
•	the timing of cash receipts from our revenues resulting in decreased accounts receivable.

Investing Cash Flows - Cash used in investing activities decreased for the six months ended June 30, 2010, compared with the same period in 2009, due primarily to reduced capital expenditures as a result of the completion of ONEOK Partners’ capital projects included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Capital Projects,” in our Annual Report.

Financing Cash Flows - Cash used in financing activities decreased for the six months ended June 30, 2010, compared with the same period last year, due primarily to the following:
•	Net repayments of notes payable were $201.9 million during the first six months of 2010, compared with net repayments of $1.6 billion for the same period in 2009;
•
In March 2009, ONEOK Partners completed an underwritten public offering of senior notes and received proceeds of approximately $498.3 million, net of discounts but before offering expenses.  ONEOK Partners used the net proceeds from the notes to repay borrowings under the ONEOK Partners Credit Agreement;

•
In June 2010, ONEOK Partners repaid $250.0 million of maturing long-term debt with available cash and short-term borrowings.  In February 2009, ONEOK repaid $100.0 million of maturing long-term debt with available cash and short-term borrowings;

•	The change in net proceeds generated from ONEOK Partners’ common unit offerings for the six months ended June 30, 2010, compared with the same period last year, due primarily to the following:
-
In February 2010, ONEOK Partners’ common unit offering generated net proceeds of approximately $322.7 million.  In addition, ONEOK Partners GP contributed $6.8 million in order to maintain its 2 percent general partner interest.  ONEOK Partners used the proceeds to repay borrowings under the ONEOK Partners Credit Agreement and for general partnership purposes;

-
In June 2009, ONEOK Partners’ common unit offering generated net proceeds of approximately $220.5 million.  In addition, ONEOK Partners GP contributed $4.7 million in order to maintain its 2 percent general partner interest.  ONEOK Partners used the proceeds to repay borrowings under the ONEOK Partners Credit Agreement and for general partnership purposes;

•
ONEOK’s dividends paid were $93.5 million and $84.2 million for the six months ended June 30, 2010 and 2009, respectively.  Dividends paid were $0.88 per share and $0.80 per share for the six months ended June 30, 2010 and 2009, respectively; and

•
ONEOK Partners’ distributions paid to noncontrolling interests in consolidated subsidiaries were $126.1 million and $105.3 million for the six months ended June 30, 2010 and 2009, respectively.  Distributions paid to limited partners by ONEOK Partners were $2.21 per unit and $2.16 per unit for the six months ended June 30, 2010 and 2009, respectively.

ENVIRONMENTAL AND SAFETY MATTERS

Additional information about our environmental matters is included in Note H of the Notes to Consolidated Financial Statements in this Quarterly Report.

Pipeline Safety - We are subject to Pipeline and Hazardous Materials Safety Administration regulations, including integrity management regulations.  The Pipeline Safety Improvement Act of 2002 requires pipeline companies to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high consequence areas.  We are in compliance with all material requirements associated with the various pipeline safety regulations.  We cannot provide assurance that existing pipeline safety regulations will not be revised or interpreted in a different manner or that new regulations will not be adopted that could result in increased compliance costs or additional operating restrictions.

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

The United States Congress is actively considering legislation to reduce greenhouse gas emissions, including carbon dioxide and methane.  In addition, other federal, state and regional initiatives to regulate greenhouse gas emissions are under way.  We are monitoring federal and state legislation to assess the potential impact on our operations.  We estimate our direct greenhouse gas emissions annually as we collect all applicable greenhouse gas emission data for the previous year.  Our most recent estimate for ONEOK and ONEOK Partners indicates that our 2009 emissions were less than 4.5 million metric tons of carbon dioxide equivalents on an annual basis.  We will continue efforts to improve our ability to quantify our direct greenhouse gas emissions and will report such emissions as required by the EPA’s Mandatory Greenhouse Gas Reporting rule adopted in September 2009.  The rule requires greenhouse gas emissions reporting for affected facilities on an annual basis, beginning with our 2010 emissions report that will be due in March 2011, and will require us to track the emission equivalents for the gas delivered by us to our distribution customers and emission equivalents for all NGLs delivered to customers of ONEOK Partners.  Also, the EPA has recently released a proposed subpart to the Mandatory Greenhouse Gas Reporting Rule that will require the reporting of vented and fugitive emissions of methane from our facilities.  The new requirements are proposed to begin in January 2011, with the first reporting of fugitive emissions due March 31, 2012.  We do not expect the cost to gather this emission data to have a material impact on our results of operations, financial position or cash flows.  At this time, no legislation has been enacted that assesses any costs, fees or expenses on any of these emissions.

In May 2010, the EPA finalized the “Tailoring Rule” that will regulate greenhouse gas emissions at new or modified facilities that meet certain criteria.  Affected facilities will be required to review best available control technology, conduct air-quality analysis, impact analysis and public reviews with respect to such emissions.  The rule will be phased in beginning January 2011 and, at current emission threshold levels, will have a minimal impact on our existing facilities.  The EPA has stated it will consider lowering the threshold levels over the next five years, which could increase the impact on our existing facilities.  However, potential costs, fees or expenses associated with the potential adjustments are unknown.

In addition, the EPA issued a rule on air-quality standards, “National Emission Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines,” also known as RICE NESHAP, scheduled to be adopted in early 2013.  The rule will require capital expenditures over the next three years for the purchase and installation of new emissions-control equipment.  We do not expect these expenditures to have a material impact on our results of operations, financial position or cash flows.

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

Chemical Site Security - The United States Department of Homeland Security (Homeland Security) released an interim rule in April 2007 that requires companies to provide reports on sites where certain chemicals, including many hydrocarbon products, are stored.  We completed the Homeland Security assessments, and our facilities were subsequently assigned, on a preliminary basis, one of four risk-based tiers ranging from high (Tier 1) to low (Tier 4) risk, or not tiered at all due to low risk.  To date, four of our facilities have been given a Tier 4 rating.  Facilities receiving a Tier 4 rating are required to complete Site Security Plans and possible physical security enhancements.  We do not expect the Site Security Plans and possible security enhancements cost to have a material impact on our results of operations, financial position or cash flows.

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

Energy Services

Fair Value Component of Energy Marketing and Risk Management Assets and Liabilities - The following table sets forth the fair value component of our energy marketing and risk management assets and liabilities, excluding $117.1 million of net assets from derivative instruments designated as either fair value or cash flow hedges at June 30, 2010, and $0.4 million of deferred option premiums at June 30, 2010:

Fair Value Component of Energy Marketing and Risk Management Assets and Liabilities
(Thousands of dollars)
Net fair value of derivatives outstanding at December 31, 2009	$2,725
Derivatives reclassified or otherwise settled during the period	(3,675)
Fair value of new derivatives entered into during the period	5,231
Other changes in fair value	1,571
Net fair value of derivatives outstanding at June 30, 2010 (a)	$5,852
(a)  - The maturities of derivatives are based on injection and withdrawal periods from April through March, which is consistent with our business strategy. The maturities are as follows: $2.9 million matures through March 2011 and $3.0 million matures through March 2012 .

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

The potential impact on our future earnings was $6.5 million and $6.9 million at June 30, 2010 and 2009, respectively.  The following table sets forth the average, high and low VAR calculations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Value-at-Risk	2010	2009	2010	2009
	(Millions of dollars)
Average	$7.7	$9.0	$7.0	$9.6
High	$9.1	$13.0	$9.6	$14.1
Low	$5.0	$6.5	$3.9	$6.2

ITEM 4.                      CONTROLS AND PROCEDURES

Quarterly Evaluation of Disclosure Controls and Procedures - As of the end of the period covered by this report, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, they concluded that as of June 30, 2010, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls Over Financial Reporting - There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter ended June 30 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

Additional information about our legal proceedings is included under Part I, Item 3, Legal Proceedings, in our Annual Report and in our March 31, 2010 Quarterly Report.

Gas Index Pricing Litigation - As previously reported, we, our subsidiary ONEOK Energy Services Company, L.P. (“OESC”) and one other affiliate are defending, either individually or together, against multiple lawsuits claiming damages resulting from the alleged market manipulation or false reporting of prices to gas index publications by us and others.  On June 4, 2010, the United States District Court for the District of Nevada, in the MDL-1566 multi-district proceedings, denied the defendants’ motion to dismiss the NewPage Wisconsin System v. CMS Energy Resource Management Company, et al., case, and granted the plaintiffs’ motion to consolidate this case with the Arandell Corporation, et al. v. Xcel Energy, Inc., et al., case.  The time for seeking further appellate review of the decision of the Tennessee Supreme Court dismissing the plaintiffs’ claims in the Leggett case expired on July 22, 2010.  Therefore, the dismissal is now final, formally concluding the case.  We continue to vigorously defend against the claims involved in all of the cases.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth information relating to our purchases of our common stock for the periods indicated:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Be Purchased Under the Plans or Programs

April 1-30, 2010	10,373	(a), (b)	$30.05	-	-
May 1-31, 2010	80,161	(a), (b)	$17.28	-	-
June 1-30, 2010	-		$0.00	-	-
Total	90,534		$18.74	-	-

(a) - Includes shares withheld pursuant to attestation of ownership and deemed tendered to us in connection with the exercise of stock options under the ONEOK, Inc. Long-Term Incentive Plan, as follows:
10,369 shares for the period of April 1-30, 2010
80,132 shares for the period of May 1-31, 2010

(b) - Includes shares repurchased directly from employees, pursuant to our Employee Stock Award Program, as follows:
4 shares for the period April 1-30, 2010
29 shares for the period May 1-31, 2010

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.                      (REMOVED AND RESERVED)

Not Applicable.

ITEM 5.                      OTHER INFORMATION

Not Applicable.

ITEM 6.                      EXHIBITS

Readers of this report should not rely on or assume the accuracy of any representation or warranty or the validity of any opinion contained in any agreement filed as an exhibit to this Quarterly Report, because such representation, warranty or opinion may be subject to exceptions and qualifications contained in separate disclosure schedules, may represent an allocation of risk between parties in the particular transaction, may be qualified by materiality standards that differ from what may be viewed as material for securities law purposes, or may no longer continue to be true as of any given date.  All exhibits attached to this Quarterly Report are included for the purpose of complying with requirements of the SEC.  Other than the certifications made by our officers pursuant to the Sarbanes-Oxley Act of 2002 included as exhibits to this Quarterly Report, all exhibits are included only to provide information to investors regarding their respective terms and should not be relied upon as constituting or providing any factual disclosures about us, any other persons, any state of affairs or other matters.

The following exhibits are filed as part of this Quarterly Report:

Exhibit No.                      Exhibit Description

10.1
Commercial Paper Dealer Agreement between ONEOK Partners, L.P. and Citigroup Global Markets Inc. dated as of June 16, 2010 (incorporated by reference to Exhibit 10.1 to ONEOK Inc.’s Current Report on Form 8-K filed on June 22, 2010).

10.2
Commercial Paper Dealer Agreement between ONEOK Partners, L.P. and Banc of America Securities LLC dated as of June 16, 2010 (incorporated by reference to Exhibit 10.2 to ONEOK Inc.’s Current Report on Form 8-K filed on June 22, 2010).

10.3
Commercial Paper Dealer Agreement between ONEOK Partners, L.P. and SunTrust Robinson Humphrey, Inc. dated as of June 16, 2010 (incorporated by reference to Exhibit 10.3 to ONEOK Inc.’s Current Report on Form 8-K filed on June 22, 2010).

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

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in XBRL: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009; (iii) Consolidated Balance Sheets at June 30, 2010 and December 31, 2009; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; (v) Consolidated Statement of Changes in Equity for the six months ended June 30, 2010; (vi) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2010 and 2009; and (vii) Notes to Consolidated Financial Statements.

Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited, and these XBRL documents are not the official publicly filed consolidated financial statements of ONEOK, Inc.  The purpose of submitting these XBRL formatted documents is to test the related format and technology, and as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

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

ONEOK, Inc. Registrant
Date: August 4, 2010	By:	/s/ Curtis L. Dinan
Curtis L. Dinan Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)