Form 10-Q/A
period 2010-06-30
ONEOK INC /NEW/
filed 2010-08-05
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, as filed with the Securities and Exchange Commission on August 4, 2010, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.  Exhibit 101 to this report, which was inadvertently omitted from the original filing of our Form 10-Q on August 4, 2010, provides the following items from our Form 10-Q formatted in Extensible Business Reporting Language (XBRL): (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009; (iii) Consolidated Balance Sheets at June 30, 2010 and December 31, 2009; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; (v) Consolidated Statement of Changes in Equity for the six months ended June 30, 2010; (vi) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2010 and 2009; and (vii) Notes to Consolidated Financial Statements.

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

The following exhibits are filed as part of this Amendment No. 1:

Exhibit No.                      Exhibit Description

10.1
Commercial Paper Dealer Agreement between ONEOK Partners, L.P. and Citigroup Global Markets Inc. dated as of June 16, 2010 (incorporated by reference to Exhibit 10.1 to ONEOK Inc.’s Current Report on Form 8-K filed on June 22, 2010).  (1)

10.2
Commercial Paper Dealer Agreement between ONEOK Partners, L.P. and Banc of America Securities LLC dated as of June 16, 2010 (incorporated by reference to Exhibit 10.2 to ONEOK Inc.’s Current Report on Form 8-K filed on June 22, 2010).  (1)

10.3
Commercial Paper Dealer Agreement between ONEOK Partners, L.P. and SunTrust Robinson Humphrey, Inc. dated as of June 16, 2010 (incorporated by reference to Exhibit 10.3 to ONEOK Inc.’s Current Report on Form 8-K filed on June 22, 2010).  (1)

31.1	Certification of John W. Gibson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certification of Curtis L. Dinan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certification of John W. Gibson pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)). (2)

32.2	Certification of Curtis L. Dinan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)). (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema Document (3)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (3)

101.DEF	XBRL Taxonomy Extension Definitions Document (3)

101.LAB	XBRL Taxonomy Label Linkbase Document (3)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (3)

(1)	Previously filed.

(2)	Previously filed with our Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed August 4, 2010.

(3)	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ONEOK, Inc. Registrant
Date: August 5, 2010	By:	/s/ Curtis L. Dinan
Curtis L. Dinan Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

4