Form 10-K/A
period 2009-12-31
ONEOK INC /NEW/
filed 2010-10-12
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one) Large accelerated filer X Accelerated filer __     Non-accelerated filer __    Smaller reporting company __

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes__ No X.

Aggregate market value of registrant’s common stock held by non-affiliates based on the closing trade price on June 30, 2009, was $3.1 billion.

On February 12, 2010, the Company had 106,140,524 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement delivered to shareholders in connection with the Annual Meeting of Shareholders held May 20, 2010, are incorporated by reference in Part III.

Explanatory Note

We filed our Annual Report on Form 10-K for the year ended December 31, 2009, on February 23, 2010.  When filed, Exhibits 31.1 and 31.2 to our Annual Report on Form 10-K reflected a clerical error identifying an incorrect periodic report in paragraph 1 of the certifications.  The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2009, is to re-file Exhibits 31.1 and 31.2 to reference the proper periodic report in paragraph 1 of the certifications.

The following exhibits are being currently dated and filed with this Amendment No. 1:

23	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.

31.1	Certification of John W. Gibson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Curtis L. Dinan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John W. Gibson pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Curtis L. Dinan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

Except for the matter described above,  this Amendment No. 1 does not otherwise modify or update disclosure in, or exhibits to, our Annual Report on Form 10-K for the year ended December 31, 2009.  Further, this Amendment No. 1 does not change any previously reported financial results, nor does it reflect events occurring subsequent to the date of the original filing of our Annual Report on Form 10-K for the year ended December 31, 2009.

.
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
Tulsa, Oklahoma
February 23, 2010

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
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Continued)

	ONEOK Shareholders' Equity
			Noncontrolling
			Interests in	Total
	Retained	Treasury	Consolidated	Shareholders'
	Earnings	Stock	Subsidiaries	Equity
	(Thousands of dollars)

January 1, 2007	$1,256,759	$(340,253)	$800,645	$3,016,603
Net income	304,921	-	193,199	498,120
Other comprehensive loss	-	-	(8,989)	(55,590)
Repurchase of common stock	-	(379,110)	-	(390,213)
Common stock issued	-	9,237	-	35,431
Common stock dividends -
$1.40 per share	(150,188)	-	(182,891)	(333,079)
December 31, 2007	1,411,492	(710,126)	801,964	2,771,272
Net income	311,909	-	288,558	600,467
Other comprehensive income (loss)	-	-	43,536	(20,011)
Repurchase of common stock	-	(29)	-	(29)
Common stock issued	-	13,539	-	40,897
Common stock dividends -
$1.56 per share	(162,785)	-	-	(162,785)
Issuance of common units to noncontrolling interests	-	-	146,969	146,969
Distributions to noncontrolling interests	-	-	(201,658)	(201,658)
Change in measurement date for
employee benefit plans	(7,583)	-	-	(7,583)
December 31, 2008	1,553,033	(696,616)	1,079,369	3,167,539
Net income	305,451	-	185,753	491,204
Other comprehensive loss	-	-	(45,786)	(93,783)
Repurchase of common stock	-	(254)	-	(254)
Common stock issued	-	13,403	-	34,598
Common stock dividends -
$1.64 per share	(172,774)	-	-	(172,774)
Issuance of common units to noncontrolling interests	-	-	241,642	241,642
Distributions to noncontrolling interests	-	-	(222,710)	(222,710)
December 31, 2009	$1,685,710	$(683,467)	$1,238,268	$3,445,462

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2009	2008	2007
	(Thousands of dollars)

Net income	$491,204	$600,467	$498,120
Other comprehensive income (loss), net of tax
Unrealized gains on energy marketing and risk management
assets/liabilities, net of tax of $(26,488), $(106,616) and $(26,586),
respectively	24,455	213,230	13,313
Realized gains in net income, net of tax of $48,059,
$110,214 and $62,590, respectively	(104,549)	(167,199)	(86,945)
Unrealized holding gains (losses) on available-for-sale securities,
net of tax of $(396), $3,805 and $(671), respectively	627	(6,032)	1,064
Gains in investment securities recognized in net income, net of tax
of $0, $4,310 and $0, respectively	-	(6,832)	-
Change in pension and postretirement benefit plan liability, net of tax
of $9,186, $33,601 and $(10,709), respectively	(14,560)	(53,268)	16,978
Other, net of tax of $(84), $0 and $0, respectively	244	-	-
Total other comprehensive income (loss), net of tax	(93,783)	(20,011)	(55,590)
Comprehensive income	397,421	580,456	442,530
Less: Comprehensive income attributable to noncontrolling interests	139,967	332,096	184,210
Comprehensive income attributable to ONEOK	$257,454	$248,360	$258,320
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

I.           LONG-TERM DEBT

All notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness.  The following table sets forth our long-term debt for the periods indicated:

	December 31,	December 31,
	2009	2008
	(Thousands of dollars)
ONEOK
$100,000 at 6.0% due 2009	$-	$100,000
$400,000 at 7.125% due 2011	400,000	400,000
$400,000 at 5.2% due 2015	400,000	400,000
$100,000 at 6.4% due 2019	90,314	91,371
$100,000 at 6.5% due 2028	88,247	89,970
$100,000 at 6.875% due 2028	100,000	100,000
$400,000 at 6.0% due 2035	400,000	400,000
Other	2,448	2,712
	1,481,009	1,584,053
ONEOK Partners
$250,000 at 8.875% due 2010	250,000	250,000
$225,000 at 7.10% due 2011	225,000	225,000
$350,000 at 5.90% due 2012	350,000	350,000
$450,000 at 6.15% due 2016	450,000	450,000
$500,000 at 8.625% due 2019	500,000	-
$600,000 at 6.65% due 2036	600,000	600,000
$600,000 at 6.85% due 2037	600,000	600,000
	2,975,000	2,475,000

Guardian Pipeline
Average 7.85%, due 2022	109,780	121,711

Total long-term notes payable	4,565,789	4,180,764
Unamortized portion of terminated swaps and fair value of hedged debt	43,298	55,035
Unamortized debt premium	(6,668)	(5,023)
Current maturities	(268,215)	(118,195)
Long-term debt	$4,334,204	$4,112,581

The aggregate maturities of long-term debt outstanding for the years 2010 through 2014 are shown below:

		ONEOK	Guardian
	ONEOK	Partners	Pipeline	Total
(Millions of dollars)
2010	$ 6.3	$ 250.0	$ 11.9	$ 268.2
2011	$ 406.3	$ 225.0	$ 11.9	$ 643.2
2012	$ 6.3	$ 350.0	$ 11.1	$ 367.4
2013	$ 6.2	$ -	$ 7.7	$ 13.9
2014	$ 6.0	$ -	$ 7.7	$ 13.7

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
ONEOK, Inc. Registrant
Date: October 12, 2010	By:	/s/ Curtis L. Dinan
Curtis L. Dinan Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)