Form 10-Q
period 2010-09-30
ONEOK INC /NEW/
filed 2010-11-03
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes X No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer X             Accelerated filer __             Non-accelerated filer __             Smaller reporting company__

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

On October 29, 2010, the Company had 106,491,549 shares of common stock outstanding.

ONEOK, Inc.

As used in this Quarterly Report, references to “we,” “our” or “us” refer to ONEOK, Inc., an Oklahoma corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

The statements in this Quarterly Report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements.  Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “goal,” “forecast,” “guidance,” “could,” “may,” “continue,” “might,” “potential,” “scheduled” and other words and terms of similar meaning.  Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that such expectations or assumptions will be achieved.  Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Forward-Looking Statements” and Part II, Item 1A, “Risk Factors” in this Quarterly Report and under Part I, Item 1A, “Risk Factors,” in our Annual Report.

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

GLOSSARY
The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AFUDC.............................................................	Allowance for funds used during construction
Annual Report.................................................	Annual Report on Form 10-K/A, Amendment No.1 for the year ended December 31, 2009
ASU...................................................................	Accounting Standards Update
Bbl.....................................................................	Barrels, one barrel is equivalent to 42 United States gallons
Bbl/d..................................................................	Barrels per day
BBtu/d...............................................................	Billion British thermal units per day
Bcf.....................................................................	Billion cubic feet
Bcf/d..................................................................	Billion cubic feet per day
Btu(s)................................................................	British thermal units, a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit
Bushton Plant..................................................	Bushton Gas Processing Plant
Clean Air Act...................................................	Federal Clean Air Act, as amended
Clean Water Act..............................................	Federal Water Pollution Control Act Amendments of 1972, as amended
EBITDA............................................................	Earnings before interest, taxes, depreciation and amortization
EPA...................................................................	United States Environmental Protection Agency
Exchange Act...................................................	Securities Exchange Act of 1934, as amended
FASB.................................................................	Financial Accounting Standards Board
FERC.................................................................	Federal Energy Regulatory Commission
GAAP................................................................	Accounting principles generally accepted in the United States of America
KCC...................................................................	Kansas Corporation Commission
LDCs.................................................................	Local distribution companies
LIBOR...............................................................	London Interbank Offered Rate
MBbl.................................................................	Thousand barrels
MBbl/d..............................................................	Thousand barrels per day
Mcf....................................................................	Thousand cubic feet
MDth/d.............................................................	Thousand dekatherms per day
MMBbl.............................................................	Million barrels
MMBtu.............................................................	Million British thermal units
MMBtu/d.........................................................	Million British thermal units per day
MMcf................................................................	Million cubic feet
MMcf/d............................................................	Million cubic feet per day
Moody’s...........................................................	Moody’s Investors Service, Inc.
NGL products..................................................	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NGL(s)...............................................................	Natural gas liquid(s)
Northern Border Pipeline...............................	Northern Border Pipeline Company
NYMEX............................................................	New York Mercantile Exchange
OBPI..................................................................	ONEOK Bushton Processing Inc.
OCC...................................................................	Oklahoma Corporation Commission
ONEOK.............................................................	ONEOK, Inc.
ONEOK Credit Agreement.............................	ONEOK's $1.2 billion Amended and Restated Credit Agreement dated July 14, 2006
ONEOK Partners.............................................	ONEOK Partners, L.P.
ONEOK Partners Credit Agreement.............	ONEOK Partners’ $1.0 billion Amended and Restated Revolving Credit Agreement dated March 30, 2007
ONEOK Partners GP.......................................	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and the sole general partner of ONEOK Partners
OPIS..................................................................	Oil Price Information Service
Overland Pass Pipeline Company.................	Overland Pass Pipeline Company LLC
Quarterly Report(s).........................................	Quarterly Report(s) on Form 10-Q
SEC....................................................................	Securities and Exchange Commission
Securities Act..................................................	Securities Act of 1933, as amended
Viking Gas Transmission...............................	Viking Gas Transmission Company
XBRL.................................................................	eXtensible Business Reporting Language

This page intentionally left blank.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2010	2009	2010	2009
	(Thousands of dollars, except per share amounts)

Revenues	$2,942,703	$2,364,736	$9,673,802	$7,382,190
Cost of sales and fuel	2,491,333	1,912,882	8,145,035	5,946,499
Net margin	451,370	451,854	1,528,767	1,435,691
Operating expenses
Operations and maintenance	183,893	179,678	542,643	526,271
Depreciation and amortization	77,234	72,318	230,600	215,693
General taxes	19,465	24,900	67,643	75,388
Total operating expenses	280,592	276,896	840,886	817,352
Gain (loss) on sale of assets	16,126	(1,180)	15,068	3,246
Operating income	186,904	173,778	702,949	621,585
Equity earnings from investments (Note J)	29,390	20,054	71,182	55,464
Allowance for equity funds used during construction	266	7,290	748	25,761
Other income	6,710	8,950	4,966	18,554
Other expense	(2,097)	(995)	(5,338)	(6,338)
Interest expense	(70,907)	(72,689)	(222,788)	(224,042)
Income before income taxes	150,266	136,388	551,719	490,984
Income taxes	(29,965)	(34,080)	(158,324)	(143,777)
Net income	120,301	102,308	393,395	347,207
Less: Net income attributable to noncontrolling interests	65,006	54,266	141,837	135,201
Net income attributable to ONEOK	$55,295	$48,042	$251,558	$212,006

Earnings per share of common stock (Note K)
Net earnings per share, basic	$0.52	$0.46	$2.37	$2.01
Net earnings per share, diluted	$0.51	$0.45	$2.34	$2.00

Average shares of common stock (thousands)
Basic	106,443	105,420	106,310	105,306
Diluted	107,651	106,488	107,415	106,061

Dividends declared per share of common stock	$0.46	$0.42	$1.34	$1.22
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
(Unaudited)	2010	2009
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$50,483	$29,399
Accounts receivable, net	858,819	1,437,994
Gas and natural gas liquids in storage	703,677	583,127
Commodity imbalances	98,274	186,015
Energy marketing and risk management assets (Notes B and C)	99,180	113,039
Other current assets	178,343	238,890
Total current assets	1,988,776	2,588,464

Property, plant and equipment
Property, plant and equipment	9,629,389	10,145,800
Accumulated depreciation and amortization	2,490,417	2,352,142
Net property, plant and equipment	7,138,972	7,793,658

Investments and other assets
Goodwill and intangible assets	1,024,810	1,030,560
Energy marketing and risk management assets (Notes B and C)	9,956	23,125
Investments in unconsolidated affiliates	1,194,087	765,163
Other assets	573,152	626,713
Total investments and other assets	2,802,005	2,445,561
Total assets	$11,929,753	$12,827,683
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
(Unaudited)	2010	2009
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt	$643,231	$268,215
Notes payable (Note E)	326,385	881,870
Accounts payable	885,017	1,240,207
Commodity imbalances	235,983	394,971
Energy marketing and risk management liabilities (Notes B and C)	36,774	65,162
Other current liabilities	469,551	488,487
Total current liabilities	2,596,941	3,338,912

Long-term debt, excluding current maturities	3,692,043	4,334,204

Deferred credits and other liabilities
Deferred income taxes	1,127,023	1,037,665
Energy marketing and risk management liabilities (Notes B and C)	2,045	8,926
Other deferred credits	616,306	662,514
Total deferred credits and other liabilities	1,745,374	1,709,105

Commitments and contingencies (Note H)

Equity (Note F)
ONEOK shareholders' equity:
Common stock, $0.01 par value:
authorized 300,000,000 shares; issued 122,725,272 shares and outstanding
106,466,921 shares at September 30, 2010; issued 122,394,015 shares and
outstanding 105,906,776 shares at December 31, 2009	1,227	1,224
Paid-in capital	1,382,657	1,322,340
Accumulated other comprehensive loss (Note D)	(90,268)	(118,613)
Retained earnings	1,794,842	1,685,710
Treasury stock, at cost: 16,258,351 shares at September 30, 2010 and
16,487,239 shares at December 31, 2009	(673,979)	(683,467)
Total ONEOK shareholders' equity	2,414,479	2,207,194

Noncontrolling interests in consolidated subsidiaries	1,480,916	1,238,268

Total equity	3,895,395	3,445,462
Total liabilities and equity	$11,929,753	$12,827,683
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
(Unaudited)	2010	2009
	(Thousands of dollars)
Operating activities
Net income	$393,395	$347,207
Depreciation and amortization	230,600	215,693
Allowance for equity funds used during construction	(748)	(25,761)
Gain on sale of assets	(15,068)	(3,246)
Equity earnings from investments	(71,182)	(55,464)
Distributions received from unconsolidated affiliates	69,889	56,896
Deferred income taxes	94,997	72,199
Share-based compensation expense	15,949	15,233
Other	3,853	701
Changes in assets and liabilities:
Accounts receivable	567,141	532,950
Gas and natural gas liquids in storage	(158,873)	192,398
Accounts payable	(363,285)	(347,374)
Commodity exchange imbalances, net	(71,840)	(10,388)
Energy marketing and risk management assets and liabilities	118,319	84,379
Fair value of firm commitments	(91,575)	198,516
Other assets and liabilities	38,459	(3,002)
Cash provided by operating activities	760,031	1,270,937
Investing Activities
Contributions to unconsolidated affiliates	(1,313)	(46,070)
Distributions received from unconsolidated affiliates	9,342	26,192
Capital expenditures (less allowance for equity funds used during construction)	(356,289)	(614,757)
Proceeds from sale of assets	424,740	10,507
Other	2,968	2,569
Cash provided by (used in) investing activities	79,448	(621,559)
Financing Activities
Borrowing (repayment) of notes payable, net	(555,485)	(576,000)
Borrowing (repayment) of notes payable with maturities over 90 days	-	(870,000)
Issuance of debt, net of discounts	-	498,325
Long-term debt financing costs	-	(4,000)
Payment of debt	(259,648)	(111,506)
Repurchase of common stock	(5)	(252)
Issuance of common stock	9,357	6,739
Issuance of common units, net of discounts	322,701	241,643
Dividends paid	(142,426)	(128,467)
Distributions to noncontrolling interests	(192,889)	(163,738)
Cash used in financing activities	(818,395)	(1,107,256)
Change in cash and cash equivalents	21,084	(457,878)
Cash and cash equivalents at beginning of period	29,399	510,058
Cash and cash equivalents at end of period	$50,483	$52,180
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ONEOK Shareholders' Equity
				Accumulated
	Common			Other
	Stock	Common	Paid-in	Comprehensive
(Unaudited)	Issued	Stock	Capital	Income (Loss)
	(Shares)	(Thousands of dollars)

December 31, 2009	122,394,015	$1,224	$1,322,340	$(118,613)
Net income	-	-	-	-
Other comprehensive income	-	-	-	28,345
Repurchase of common stock	-	-	-	-
Common stock issued	331,257	3	9,586	-
Common stock dividends -
$1.34 per share	-	-	-	-
Issuance of common units of ONEOK Partners	-	-	50,731	-
Distributions to noncontrolling interests	-	-	-	-
Other	-	-	-	-
September 30, 2010	122,725,272	$1,227	$1,382,657	$(90,268)
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Continued)

	ONEOK Shareholders' Equity
			Noncontrolling
			Interests in
	Retained	Treasury	Consolidated	Total
(Unaudited)	Earnings	Stock	Subsidiaries	Equity
	(Thousands of dollars)

December 31, 2009	$1,685,710	$(683,467)	$1,238,268	$3,445,462
Net income	251,558	-	141,837	393,395
Other comprehensive income	-	-	21,758	50,103
Repurchase of common stock	-	(5)	-	(5)
Common stock issued	-	9,493	-	19,082
Common stock dividends -
$1.34 per share	(142,426)	-	-	(142,426)
Issuance of common units of ONEOK Partners	-	-	271,970	322,701
Distributions to noncontrolling interests	-	-	(192,889)	(192,889)
Other	-	-	(28)	(28)
September 30, 2010	$1,794,842	$(673,979)	$1,480,916	$3,895,395

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2010	2009	2010	2009
	(Thousands of dollars)

Net income	$120,301	$102,308	$393,395	$347,207
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on energy marketing and risk management assets/liabilities, net of tax of $(24,044), $12,104, $(47,571) and
$(16,237), respectively	39,808	(19,464)	97,334	19,004
Realized gains in net income, net of tax of $13,119, $8,283, $21,889
and $41,135, respectively	(23,091)	(20,193)	(34,866)	(90,907)
Unrealized holding gains (losses) on available-for-sale securities,
net of tax of $65, $9, $234 and $(310), respectively	(104)	(14)	(370)	491
Change in pension and postretirement benefit plan liability, net of tax
of $2,533, $2,057, $7,599 and $5,712, respectively	(4,016)	(3,260)	(12,048)	(9,055)
Other, net of tax of $(11), $(11), $(34) and $(71), respectively	18	18	53	228
Total other comprehensive income (loss), net of tax	12,615	(42,913)	50,103	(80,239)
Comprehensive income	132,916	59,395	443,498	266,968
Less: Comprehensive income attributable to noncontrolling interests	64,403	46,933	163,595	102,886
Comprehensive income attributable to ONEOK	$68,513	$12,462	$279,903	$164,082
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  The 2009 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements in our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for a 12-month period.

Our significant accounting policies are consistent with those disclosed in Note A of the Notes to Consolidated Financial Statements in our Annual Report.

Goodwill and Indefinite-lived Intangible Assets Impairment Tests - We assess our goodwill and indefinite-lived intangible assets for impairment at least annually on July 1.  Our July 1, 2010, estimates of the fair value of each of our reporting units and indefinite-lived assets significantly exceeded their carrying values.  Accordingly, no impairment charges were necessary.

Recently Issued Accounting Standards Update

The following recently issued accounting standards update affects our consolidated financial statements and related disclosures:

Fair Value Measurements and Disclosures - In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which established new disclosure requirements and clarified existing requirements for disclosures of fair value measurements.  ASU 2010-06 requires us to add two new disclosures, when applicable: (i) transfers in and out of Level 1 and 2 fair value measurements including the reasons for the transfers, and (ii) a gross presentation of activity within the reconciliation of Level 3 fair value measurements.  Except for separate disclosure of purchases, sales, issuances and settlements in the reconciliation of our Level 3 fair value measurements, we applied this guidance to our disclosures beginning with our March 31, 2010, Quarterly Report.  The separate disclosure of purchases, sales, issuances and settlements in the reconciliation of our Level 3 fair value measurements will be required beginning with our March 31, 2011, Quarterly Report.  We do not expect the impact to be material.  ASU 2010-06 requires prospective application in the period of adoption, and we have not recast our prior-year disclosures.  See Note B for more discussion of our fair value measurements.

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

B.           FAIR VALUE MEASUREMENTS

Determining Fair Value - We define fair value as the price that would be received from the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date.  We use the market and income approaches to determine the fair value of our assets and liabilities and consider the markets in which the transactions are executed.  While many of the contracts in our portfolio are executed in liquid markets where price transparency exists, some contracts are executed in markets for which market prices may exist, but the market may be relatively inactive.  This results in limited price transparency that requires management’s judgment and assumptions to estimate fair values.  Inputs into our fair value estimates include commodity exchange prices, over-the-counter quotes, volatility, historical correlations of pricing data and LIBOR, and other liquid money market instrument rates.  We also utilize internally developed basis curves that incorporate observable and unobservable market data.  We validate our valuation inputs with third-party information and settlement prices from other sources, where available.  In addition, as prescribed by the income approach, we compute the fair value of our derivative portfolio by discounting the projected future cash flows from our derivative assets and liabilities to present value using interest-rate yields to calculate present-value discount factors derived from LIBOR, Eurodollar futures and U.S. Treasury swaps.  We also take into consideration the potential impact on market prices of liquidating positions in an orderly manner over a reasonable period of time under current market conditions.  We consider current market data in evaluating counterparties’, as well as our own, nonperformance risk, net of collateral, by using specific and sector bond yields and also monitoring the credit default swap markets.  Although we use our best estimates to determine the fair value of the derivative contracts we have executed, the ultimate market prices realized could differ from our estimates, and the differences could be material.

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	September 30, 2010
	Level 1	Level 2	Level 3	Netting	Total
	(Thousands of dollars)
Assets
Derivatives (a)
Commodity contracts
Financial contracts	$197,199	$6,813	$226,632	$-	$430,644
Physical contracts	-	32,427	21,901	-	54,328
Netting	-	-	-	(375,867)	(375,867)
Foreign exchange contracts	-	31	-	-	31
Total derivatives	197,199	39,271	248,533	(375,867)	109,136
Trading securities (b)	6,145	-	-	-	6,145
Available-for-sale investment securities (c)	2,084	-	-	-	2,084
Total assets	$205,428	$39,271	$248,533	$(375,867)	$117,365

Liabilities
Derivatives (a)
Commodity contracts
Financial contracts	$(107,262)	$(1,573)	$(175,205)	$-	$(284,040)
Physical contracts	-	(5,711)	(8,745)	-	(14,456)
Netting	-	-	-	259,677	259,677
Foreign exchange contracts	-	-	-	-	-
Total derivatives	(107,262)	(7,284)	(183,950)	259,677	(38,819)
Fair value of firm commitments (d)	-	-	(43,045)	-	(43,045)
Total liabilities	$(107,262)	$(7,284)	$(226,995)	$259,677	$(81,864)
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheets as energy marketing and risk management assets and liabilities on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At September 30, 2010, we held $117.7 million of cash collateral and had posted $1.5 million of cash collateral with various counterparties.

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

Our Level 1 fair value measurements are based on NYMEX-settled prices and actively quoted prices for equity securities.  These balances are predominantly comprised of exchange-traded derivative contracts, including futures and certain options for natural gas and crude oil, which are valued based on unadjusted quoted prices in active markets.  Also included in Level 1 are equity securities.

Our Level 2 fair value inputs are based on NYMEX-settled prices for natural gas and crude oil that are utilized to determine the fair value of certain non-exchange-traded financial instruments, including natural gas and crude oil swaps, as well as physical forwards.  Also included in Level 2 are foreign currency forwards.

Our Level 3 inputs include internally developed basis curves incorporating observable and unobservable market data, NGL price curves from a pricing service, historical correlations of NGL product prices to published NYMEX crude oil prices, market volatilities derived from the most recent NYMEX close spot prices and forward LIBOR curves, and adjustments for the credit risk of our counterparties.  We corroborate the data on which our fair value estimates are based using our market knowledge of recent transactions, analysis of historical correlations and validation with independent broker quotes or a pricing service.  The derivatives categorized as Level 3 include natural gas basis swaps, swing swaps, options, other commodity swaps, physical forward contracts and interest-rate swaps.  Also included in Level 3 are the fair values of firm commitments.  We do not believe that our Level 3 fair value estimates have a material impact on our results of operations, as the majority of our derivatives are accounted for as hedges for which ineffectiveness is not material.

The following tables set forth the reconciliation of our Level 3 fair value measurements for the periods indicated:

	Derivative Assets (Liabilities)		Fair Value of Firm Commitments		Total
	(Thousands of dollars)
July 1, 2010	$89,112		$(65,653)		$23,459
Total realized/unrealized gains (losses):
Included in earnings	(12,885)	(a)	22,608	(a)	9,723
Included in other comprehensive income (loss)	(8,161)		-		(8,161)
Transfers into Level 3	-		-		-
Transfers out of Level 3	(3,483)		-		(3,483)
September 30, 2010	$64,583		$(43,045)		$21,538

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2010 (a)	$15,542		$(8,655)		$6,887
(a) - Reported in revenues and cost of sales and fuel in our Consolidated Statements of Income.

	Derivative Assets (Liabilities)		Fair Value of Firm Commitments		Total
	(Thousands of dollars)
July 1, 2009	$170,414		$(137,403)		$33,011
Total realized/unrealized gains (losses):
Included in earnings	(1,815)	(a)	(18,934)	(a)	(20,749)
Included in other comprehensive income (loss)	(13,137)		-		(13,137)
Transfers in and/or out of Level 3	16,577		-		16,577
September 30, 2009	$172,039		$(156,337)		$15,702

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2009 (a)	$59,180		$(43,737)		$15,443
(a) - Reported in revenues and cost of sales and fuel in our Consolidated Statements of Income.

	Derivative Assets (Liabilities)	Fair Value of Firm Commitments	Total
	(Thousands of dollars)
January 1, 2010	$136,694	$(134,620)	$2,074
Total realized/unrealized gains (losses):
Included in earnings (a)	(69,241)	91,575	22,334
Included in other comprehensive income (loss)	13,544	-	13,544
Transfers into Level 3	1,342	-	1,342
Transfers out of Level 3	(17,756)	-	(17,756)
September 30, 2010	$64,583	$(43,045)	$21,538

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2010 (a)	$15,513	$208	$15,721
(a) - Reported in revenues and cost of sales and fuel in our Consolidated Statements of Income.

	Derivative Assets (Liabilities)		Fair Value of Firm Commitments		Long-Term Debt		Total
	(Thousands of dollars)
January 1, 2009	$42,355		$42,179		$(171,455)		$(86,921)
Total realized/unrealized gains (losses):
Included in earnings	194,085	(a)	(198,516)	(a)	1,455	(b)	(2,976)
Included in other comprehensive income (loss)	(73,197)		-		-		(73,197)
Maturities	-		-		100,000		100,000
Terminations prior to maturity	-		-		70,000		70,000
Transfers in and/or out of Level 3	8,796		-		-		8,796
September 30, 2009	$172,039		$(156,337)		$-		$15,702

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2009 (a)	$212,621		$(182,093)		$-		$30,528
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

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable, notes payable and accounts payable is equal to book value, due to the short-term nature of these items.

The estimated fair value of long-term debt, including current maturities, was $4.8 billion at September 30, 2010, and December 31, 2009.  The book value of long-term debt, including current maturities, was $4.3 billion at September 30, 2010, and $4.6 billion at December 31, 2009.  The estimated fair value of long-term debt has been determined using quoted market prices of the same or similar issues with similar terms and maturities.

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

We formally document all relationships between hedging instruments and hedged items, as well as risk management objectives, strategies for undertaking various hedge transactions and methods for assessing and testing correlation and hedge ineffectiveness.  We specifically identify the asset, liability, firm commitment or forecasted transaction that has been designated as the hedged item.  We assess the effectiveness of hedging relationships quarterly by performing a regression analysis on our cash flow and fair value hedging relationships to determine whether the hedge relationships are highly effective on a retrospective and prospective basis.  We also document our normal purchases and normal sales transactions that we expect to result in physical delivery and that we elect to exempt from derivative accounting treatment.

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

Fair Values of Derivative Instruments

See Note B for a discussion of the inputs associated with our fair value measurements.

The following table sets forth the fair values of our derivative instruments for the periods indicated:

	September 30, 2010			December 31, 2009
	Fair Values of Derivatives (a)			Fair Values of Derivatives (a)
	Assets		(Liabilities)	Assets		(Liabilities)
	(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	$210,239	(b)	$(29,856)	$311,009	(c)	$(130,831)
Physical contracts	32		(246)	1,702		(937)
Total derivatives designated as hedging instruments	210,271		(30,102)	312,711		(131,768)
Derivatives not designated as hedging instruments
Commodity contracts
Non-trading instruments
Financial contracts	182,231		(219,448)	407,475		(447,714)
Physical contracts	54,295		(14,212)	46,598		(16,234)
Trading instruments
Financial contracts	38,175		(34,734)	59,751		(58,334)
Total commodity contracts	274,701		(268,394)	513,824		(522,282)
Foreign exchange contracts	31		-	28		(81)
Total derivatives not designated as hedging instruments	274,732		(268,394)	513,852		(522,363)
Total derivatives	$485,003		$(298,496)	$826,563		$(654,131)
(a) - Included on a net basis in energy marketing and risk management assets and liabilities on our Consolidated Balance Sheets.
(b) - Includes $58.7 million of derivative assets associated with cash flow hedges of inventory that were adjusted to reflect the lower of cost or market value.  The deferred gains associated with these assets have been reclassified from accumulated other comprehensive loss.

(c) - Includes $37.7 million of derivative assets associated with cash flow hedges of inventory that were adjusted to reflect the lower of cost or market value.  The deferred gains associated with these assets have been reclassified from accumulated other comprehensive loss.

Notional Quantities for Derivative Instruments

The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		September 30, 2010		December 31, 2009
Contract Type		Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Exchange futures	1.2	(12.0)	6.4	(20.7)
	Swaps	4.0	(64.2)	18.1	(80.7)
- Crude oil and NGLs (MMBbl)	Swaps	-	(1.2)	-	(2.4)
Basis
- Natural gas (Bcf)	Forwards and swaps	4.2	(69.8)	23.7	(99.6)
Fair value hedges
Basis
- Natural gas (Bcf)	Forwards and swaps	129.9	(129.9)	210.4	(210.4)

Derivatives not designated as hedging instruments:
Fixed price
- Natural gas (Bcf)	Exchange futures	32.1	(16.3)	38.8	(22.7)
	Forwards and swaps	85.5	(107.5)	100.6	(117.4)
	Options	106.5	(42.2)	102.6	(80.6)
- Crude and NGLs (MBbl)	Exchange futures	0.1	(0.1)	-	-
	Forwards and swaps	1.0	(1.4)	-	-
- Foreign currency (Millions of dollars)	Swaps	$0.6	$-	$4.6	$-
Basis
- Natural gas (Bcf)	Forwards and swaps	562.9	(582.1)	940.7	(947.1)
Index
- Natural gas (Bcf)	Forwards and swaps	39.4	(8.5)	66.4	(33.1)

These notional amounts are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and consequently do not reflect our actual exposure to market or credit risk.

Cash Flow Hedges - Our Energy Services and ONEOK Partners segments use derivative instruments to hedge the cash flows associated with anticipated purchases and sales of natural gas, NGLs and condensate and cost of fuel used in the transportation of natural gas.  Accumulated other comprehensive income (loss) at September 30, 2010, includes gains of approximately $37.0 million, net of tax, related to these hedges that will be realized within the next 15 months as the forecasted transactions affect earnings.  If prices remain at current levels, we will recognize $34.5 million in net gains over the next 12 months, and we will recognize net gains of $2.5 million thereafter.

For the three months ended September 30, 2010, cost of sales and fuel in our Consolidated Statements of Income includes $47.4 million, reflecting an adjustment to natural gas in inventory at the lower of cost or market value.  We reclassified $47.4 million of deferred gains, before income taxes, on associated cash flow hedges from accumulated other comprehensive income (loss) into earnings.  For the three months ended September 30, 2009, we did not have an adjustment to natural gas in inventory at the lower of cost or market.

For the nine months ended September 30, 2010 and 2009, cost of sales and fuel in our Consolidated Statements of Income includes $58.7 million and $11.3 million in each period, reflecting adjustments to natural gas in inventory at the lower of cost or market value.  In each period, we reclassified $58.7 million and $11.3 million of deferred gains, before income taxes, on associated cash flow hedges from accumulated other comprehensive income (loss) into earnings.

The following table sets forth the effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
Derivatives in Cash Flow Hedging Relationships	September 30,		September 30,
	2010	2009	2010	2009
	(Thousands of dollars)
Commodity contracts	$63,852	$(32,603)	$144,905	$33,642
Interest rate contracts	-	1,035	-	1,599
Total gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion)	$63,852	$(31,568)	$144,905	$35,241

The following tables set forth the effect of cash flow hedges on our Consolidated Statements of Income for the periods indicated:
	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Effective Portion)
		Three Months Ended
Derivatives in Cash Flow		September 30,
Hedging Relationships		2010	2009
		(Thousands of dollars)
Commodity contracts	Revenues	$9,830	$37,640
Commodity contracts	Cost of sales and fuel	26,587	(9,529)
Interest rate contracts	Interest expense	(207)	365
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income on derivatives (effective portion)		$36,210	$28,476
	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Effective Portion)
		Nine Months Ended
Derivatives in Cash Flow		September 30,
Hedging Relationships		2010	2009
		(Thousands of dollars)
Commodity contracts	Revenues	$11,243	$151,512
Commodity contracts	Cost of sales and fuel	45,276	(20,707)
Interest rate contracts	Interest expense	236	1,237
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income on derivatives (effective portion)		$56,755	$132,042
	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Three Months Ended
Derivatives in Cash Flow		September 30,
Hedging Relationships		2010	2009
		(Thousands of dollars)
Commodity contracts	Revenues	$308	$(1,597)
Commodity contracts	Cost of sales and fuel	115	120
Total gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)		$423	$(1,477)

	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		Nine Months Ended
Derivatives in Cash Flow		September 30,
Hedging Relationships		2010	2009
		(Thousands of dollars)
Commodity contracts	Revenues	$1,421	$1,223
Commodity contracts	Cost of sales and fuel	(703)	(627)
Total gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)		$718	$596

In the event that it becomes probable that a forecasted transaction will not occur, we will discontinue cash flow hedge treatment, which will affect earnings.  For the nine months ended September 30, 2010 and 2009, there were no gains or losses due to the discontinuance of cash flow hedge treatment since the underlying transactions were no longer probable.

Other Derivative Instruments - The following table sets forth the effect of our derivative instruments that are not part of a hedging relationship on our Consolidated Statements of Income for the periods indicated:

		Three Months Ended		Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss)	September 30,		September 30,
		2010	2009	2010	2009
		(Thousands of dollars)
Commodity contracts - trading	Revenues	$2,053	$46	$5,438	$3,455
Commodity contracts - non-trading (a)	Cost of sales and fuel	2,559	7,441	4,931	9,378
Foreign exchange contracts	Revenues	27	462	17	785
Total gain (loss) recognized in income on derivatives		$4,639	$7,949	$10,386	$13,618
(a) - Amounts are presented net of deferred losses associated with derivatives entered into by our Distribution segment.

Our Distribution segment held natural gas call options with premiums paid totaling $21.4 million and $18.2 million, at September 30, 2010, and December 31, 2009, respectively.  The premiums are recorded in other current assets as these contracts are included in, and recoverable through, the monthly purchased-gas cost mechanism.  We recorded losses associated with the decline in value of option contracts totaling approximately $16.6 million and $0.5 million in the three months ended September 30, 2010 and 2009, respectively, which were deferred as part of our unrecovered gas costs.  We recorded losses associated with the decline in value and expiration of option contracts totaling approximately $22.0 million and $3.8 million in the nine months ended September 30, 2010 and 2009, respectively, which were deferred as part of our unrecovered gas costs.

Fair Value Hedges - In prior years, we terminated various interest-rate swap agreements.  The net savings from the termination of these swaps is being recognized in interest expense over the terms of the debt instruments originally hedged.  Interest expense savings from the amortization of terminated swaps for the three months ended September 30, 2010 and 2009, were $2.5 million in each period, and for the nine months ended September 30, 2010 and 2009, were $7.6 million and $7.7 million, respectively.  The remaining amortization of terminated swaps will be recognized over the following periods:
		ONEOK
	ONEOK	Partners	Total
	(Millions of dollars)
Remainder of 2010	$1.6	$0.9	$2.5
2011	$3.4	$0.9	$4.3
2012	$1.7	$-	$1.7
2013	$1.7	$-	$1.7
2014	$1.7	$-	$1.7
Thereafter	$23.6	$-	$23.6

ONEOK and ONEOK Partners had no interest-rate swap agreements at September 30, 2010.

Our Energy Services segment uses basis swaps to hedge the fair value of location price differentials related to certain firm transportation commitments.  Net gains or losses from the fair value hedges and ineffectiveness are recorded to cost of sales and fuel.  The ineffectiveness related to these hedges was not material for the three and nine months ended September 30, 2010 and 2009, respectively.

For the three and nine months ended September 30, 2010, cost of sales and fuel in our Consolidated Statements of Income includes gains of $4.6 million and $0.7 million, respectively, related to the change in fair value of derivatives designated as fair value hedges.  Revenues include losses of $5.3 million and $1.2 million for the three and nine months ended September 30, 2010, respectively, to recognize the change in fair value of the hedged firm commitments.

For the three and nine months ended September 30, 2009, cost of sales and fuel in our Consolidated Statements of Income include gains of $53.4 million and $231.7 million, respectively, related to the change in fair value of derivatives designated as fair value hedges.  Revenues include losses of $52.2 million and $231.3 million for the three and nine months ended September 30, 2009, respectively, to recognize the change in fair value of the hedged firm commitments.

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

Some of our derivative instruments contain provisions that require us to maintain an investment-grade credit rating from S&P and/or Moody’s.  If our credit ratings on senior unsecured long-term debt were to decline below investment grade, we would be in violation of these provisions, and the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions.  The aggregate fair value of all financial derivative instruments with contingent features related to credit risk that were in a net liability position as of September 30, 2010, was $8.5 million for which we have posted collateral of $1.5 million in the normal course of business.  If the contingent features underlying these agreements were triggered on September 30, 2010, we would have been required to post an additional $7.0 million of collateral to our counterparties.

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

The following tables set forth the net credit exposure from our derivative assets for the periods indicated:

	September 30, 2010
	Investment	Non-investment	Not
	Grade	Grade	Rated	Total
Counterparty sector	(Thousands of dollars)
Gas and electric utilities	$46,572	$1,859	$1,316	$49,747
Oil and gas	25,213	-	912	26,125
Industrial	27	-	13,720	13,747
Financial	19,474	-	-	19,474
Other	-	4	39	43
Total	$91,286	$1,863	$15,987	$109,136

	December 31, 2009
	Investment	Non-investment	Not
	Grade	Grade	Rated	Total
Counterparty sector	(Thousands of dollars)
Gas and electric utilities	$26,964	$2,668	$7,972	$37,604
Oil and gas	54,578	224	10,084	64,886
Industrial	689	-	3	692
Financial	32,880	-	7	32,887
Other	-	55	40	95
Total	$115,111	$2,947	$18,106	$136,164

D.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the balance in accumulated other comprehensive income (loss) for the periods indicated:

	Unrealized Gains (Losses) on Energy Marketing and Risk Management Assets/Liabilities	Unrealized Holding Gains (Losses) on Investment Securities	Pension and Postretirement Benefit Plan Obligations	Accumulated Other Comprehensive Income (Loss)
	(Thousands of dollars)
December 31, 2009	$(6,151)	$1,441	$(113,903)	$(118,613)
Other comprehensive income (loss) attributable to ONEOK	40,763	(370)	(12,048)	28,345
September 30, 2010	$34,612	$1,071	$(125,951)	$(90,268)

E.           CREDIT FACILITIES AND SHORT-TERM NOTES PAYABLE

ONEOK Credit Agreement - Under the ONEOK Credit Agreement, which expires July 2011, ONEOK is required to comply with certain financial, operational and legal covenants.  Among other things, the terms of the agreement include:
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

The debt covenant calculations in the ONEOK Credit Agreement exclude the debt of ONEOK Partners.  Upon breach of any covenant by ONEOK, amounts outstanding under the ONEOK Credit Agreement may become immediately due and payable.  At September 30, 2010, ONEOK’s stand-alone debt-to-capital ratio, as defined by the ONEOK Credit Agreement, was 38.1 percent, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement.

At September 30, 2010, ONEOK had no commercial paper outstanding and $32.0 million in letters of credit issued under the ONEOK Credit Agreement, leaving approximately $1.2 billion of credit available under the ONEOK Credit Agreement.  At December 31, 2009, ONEOK had $358.9 million in commercial paper outstanding and $37.0 million in letters of credit issued under the ONEOK Credit Agreement.

ONEOK Partners Credit Agreement - Under the ONEOK Partners Credit Agreement, which expires March 2012, ONEOK Partners is required to comply with certain financial, operational and legal covenants.  Among other things, these requirements include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners Credit Agreement, adjusted for all non-cash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5 to 1.  If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the three calendar quarters following the acquisitions.  Upon breach of any covenant, discussed above, amounts outstanding under the ONEOK Partners Credit Agreement may become immediately due and payable.  At September 30, 2010, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 3.8 to 1, and ONEOK Partners was in compliance with all covenants under the ONEOK Partners Credit Agreement.  Borrowings under the ONEOK Partners Credit Agreement are nonrecourse to ONEOK.

In June 2010, ONEOK Partners initiated a commercial paper program under which ONEOK Partners may issue unsecured commercial paper notes up to a maximum amount outstanding of $1.0 billion to fund ONEOK Partners’ short-term borrowing needs.  The maturities of the commercial paper notes vary but may not exceed 270 days from the date of issue.  The commercial paper notes are sold at a negotiated discount from par or bear interest at a negotiated rate.

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

At September 30, 2010, ONEOK Partners had $326.4 million in commercial paper outstanding and no borrowings outstanding under the ONEOK Partners Credit Agreement, leaving approximately $673.6 million of credit available under the ONEOK Partners Credit Agreement.  At December 31, 2009, ONEOK Partners had $523.0 million in borrowings outstanding under the ONEOK Partners Credit Agreement.  At September 30, 2010, and December 31, 2009, ONEOK Partners had $24.2 million issued in letters of credit outside of the ONEOK Partners Credit Agreement.

Borrowings under the ONEOK Credit Agreement and the ONEOK Partners Credit Agreement are typically short term in nature, ranging from one day to nine months.  Accordingly, these borrowings are classified as short-term notes payable.   Neither ONEOK nor ONEOK Partners guarantees the debt or other similar commitments to unaffiliated parties, and ONEOK does not guarantee the debt or other similar commitments of ONEOK Partners.

F.           EQUITY

The following tables set forth the changes in equity attributable to us and our noncontrolling interests, including other comprehensive income, net of tax, for the periods indicated:

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
	ONEOK Shareholders' Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity	ONEOK Shareholders' Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
Beginning balance	$2,387,229	$1,483,345	$3,870,574	$2,162,393	$1,250,473	$3,412,866
Net income	55,295	65,006	120,301	48,042	54,266	102,308
Other comprehensive income (loss)	13,218	(603)	12,615	(35,580)	(7,333)	(42,913)
Repurchase of common stock	-	-	-	(2)	-	(2)
Common stock issued	7,691	-	7,691	9,027	-	9,027
Common stock dividends	(48,954)	-	(48,954)	(44,265)	-	(44,265)
Issuance of common units of ONEOK Partners	-	(3)	(3)	-	21,185	21,185
Distributions to noncontrolling interests	-	(66,801)	(66,801)	-	(58,431)	(58,431)
Other	-	(28)	(28)	-	-	-
Ending balance	$2,414,479	$1,480,916	$3,895,395	$2,139,615	$1,260,160	$3,399,775

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
	ONEOK Shareholders' Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity	ONEOK Shareholders' Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
Beginning balance	$2,207,194	$1,238,268	$3,445,462	$2,088,170	$$1,079,369	$3,167,539
Net income	251,558	141,837	393,395	212,006	135,201	347,207
Other comprehensive income (loss)	28,345	21,758	50,103	(47,924)	(32,315)	(80,239)
Repurchase of common stock	(5)	-	(5)	(252)	-	(252)
Common stock issued	19,082	-	19,082	16,082	-	16,082
Common stock dividends	(142,426)	-	(142,426)	(128,467)	-	(128,467)
Issuance of common units of ONEOK Partners	50,731	271,970	322,701	-	241,643	241,643
Distributions to noncontrolling interests	-	(192,889)	(192,889)	-	(163,738)	(163,738)
Other	-	(28)	(28)	-	-	-
Ending balance	$2,414,479	$1,480,916	$3,895,395	$$2,139,615	$$1,260,160	$3,399,775

Stock Repurchase Program - In October 2010, our Board of Directors authorized a three-year stock repurchase program to buy up to $750 million of our common stock currently issued and outstanding, subject to the limitation that purchases will not exceed $300 million in any one calendar year.  If shares are repurchased, they will be acquired from time to time in open-market transactions or through privately negotiated transactions at our discretion, subject to market conditions and other factors.  The purchases will be funded by our available cash and short-term borrowings.  The program will terminate upon completion of the repurchase of $750 million of common stock or on December 31, 2013, whichever occurs first.

Dividends - Fourth-quarter 2009 and first-quarter 2010 dividends paid on our common stock to shareholders of record at the close of business on January 30, 2010, and April 30, 2010, were $0.44 per share.  A second-quarter 2010 dividend of $0.46 per share was declared for shareholders of record on July 30, 2010, and paid on August 13, 2010.  Additionally, a third-quarter 2010 dividend of $0.48 per share was declared for shareholders of record at the close of business on October 29, 2010, payable on November 12, 2010.

See Note L for a discussion of the issuance of common units of ONEOK Partners and distributions to noncontrolling interests.

G.           EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and other postretirement benefit plans for the periods indicated:

	Pension Benefits		Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$4,819	$4,983	$14,457	$14,951
Interest cost	14,536	13,456	43,608	42,115
Expected return on assets	(18,413)	(16,510)	(55,239)	(49,526)
Amortization of unrecognized prior service cost	319	392	959	1,174
Amortization of net loss	6,889	4,331	20,666	15,475
Net periodic benefit cost	$8,150	$6,652	$24,451	$24,189

	Postretirement Benefits		Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$1,231	$1,293	$3,694	$3,880
Interest cost	3,911	4,229	11,733	12,688
Expected return on assets	(1,974)	(1,703)	(5,922)	(5,107)
Amortization of unrecognized net asset at adoption	797	798	2,392	2,392
Amortization of unrecognized prior service cost	(500)	(500)	(1,502)	(1,502)
Amortization of net loss	1,752	2,415	5,256	7,245
Net periodic benefit cost	$5,217	$6,532	$15,651	$19,596

Our Distribution segment recovers certain pension benefit plan and other postretirement benefit plan costs through rates charged to utility customers.  In September 2009, the KCC authorized us to defer the difference between current GAAP pension and post-retirement expenses and the level of these expenses incorporated in base rates as either a regulatory asset or liability.  Amortization and recovery of the accumulated deferrals will begin with the effective date of our next rate change and will continue for a period not to exceed five years.  The impact from the KCC order was not material for the nine months ended September 30, 2010.

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

We own or retain legal responsibility for the environmental conditions at 12 former manufactured gas sites in Kansas.  These sites contain potentially harmful materials that are subject to control or remediation under various environmental laws and regulations.  A consent agreement with the Kansas Department of Health and Environment presently governs all work at these sites.  The terms of the consent agreement allow us to investigate these sites and set remediation activities based upon the results of the investigations and risk analysis.  Remediation typically involves the management of contaminated soils and may involve removal of structures and monitoring and/or remediation of groundwater.

Of the 12 sites, we have begun soil remediation on 11 sites.  Regulatory closure has been achieved at three locations, and we have completed or are near completion of soil remediation at eight sites.  We have begun site assessment at the remaining site where no active remediation has occurred.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no material effect upon earnings or cash flows during the three and nine months ended September 30, 2010 or 2009.

In May 2010, the EPA finalized the “Tailoring Rule” that will regulate greenhouse gas emissions at new or modified facilities that meet certain criteria.  Affected facilities will be required to review best available control technology, conduct air-quality analysis, impact analysis and public reviews with respect to such emissions.  The rule will be phased in beginning January 2011 and, at current emission threshold levels, will have a minimal impact on our existing facilities.  The EPA has stated it will consider lowering the threshold levels over the next five years, which could increase the impact on our existing facilities; however, potential costs, fees or expenses associated with the potential adjustments are unknown.

In addition, the EPA issued a rule on air-quality standards, “National Emission Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines,” also known as RICE NESHAP, scheduled to be adopted in 2013.  The rule will require capital expenditures over the next three years for the purchase and installation of new emissions-control equipment.  We do not expect these expenditures to have a material impact on our results of operations, financial position or cash flows.

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

Customers - For the three and nine months ended September 30, 2010 and 2009, we had no single customer from which we received 10 percent or more of our consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended September 30, 2010	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$1,952,159	$301,730	$688,293	$521	$2,942,703
Intersegment revenues	117,985	951	85,485	(204,421)	-
Total revenues	$2,070,144	$302,681	$773,778	$(203,900)	$2,942,703

Net margin	$286,005	$150,763	$14,083	$519	$451,370
Operating costs	97,797	98,353	7,011	197	203,358
Depreciation and amortization	43,823	32,778	179	454	77,234
Gain (loss) on sale of assets	16,126	-	-	-	16,126
Operating income	$160,511	$19,632	$6,893	$(132)	$186,904

Equity earnings from investments	$29,390	$-	$-	$-	$29,390
Capital expenditures	$104,079	$67,353	$-	$5,153	$176,585
(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment's regulated operations had revenues of $150.6 million, net margin of $111.1 million and operating income of $57 million.

(b) - Our Distribution segment has regulated and non-regulated operations. Our Distribution segment's regulated operations had revenues of $237.8 million, net margin of $148.9 million and operating income of $19.9 million.

Three Months Ended September 30, 2009	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$1,443,421	$264,924	$655,664	$727	$2,364,736
Intersegment revenues	116,582	936	63,519	(181,037)	-
Total revenues	$1,560,003	$265,860	$719,183	$(180,310)	$2,364,736

Net margin	$292,879	$131,539	$26,689	$747	$451,854
Operating costs	105,108	92,499	6,848	123	204,578
Depreciation and amortization	41,857	29,930	135	396	72,318
Gain (loss) on sale of assets	(1,180)	-	-	-	(1,180)
Operating income	$144,734	$9,110	$19,706	$228	$173,778

Equity earnings from investments	$20,054	$-	$-	$-	$20,054
Capital expenditures	$169,396	$33,603	$-	$4,158	$207,157
(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment's regulated operations had revenues of $148.1 million, net margin of $110.4 million and operating income of $54.1 million.

(b) - Our Distribution segment has regulated and non-regulated operations. Our Distribution segment's regulated operations had revenues of $214.3 million, net margin of $128.4 million and operating income of $7.6 million.

Nine Months Ended September 30, 2010	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$5,966,267	$1,638,114	$2,067,382	$2,039	$9,673,802
Intersegment revenues	363,004	8,199	555,972	(927,175)	-
Total revenues	$6,329,271	$1,646,313	$2,623,354	$(925,136)	$9,673,802

Net margin	$835,292	$559,070	$132,371	$2,034	$1,528,767
Operating costs	292,063	296,374	20,981	868	610,286
Depreciation and amortization	131,680	97,000	525	1,395	230,600
Gain (loss) on sale of assets	15,081	(13)	-	-	15,068
Operating income	$426,630	$165,683	$110,865	$(229)	$702,949

Equity earnings from investments	$71,182	$-	$-	$-	$71,182
Investments in unconsolidated affiliates	$1,194,087	$-	$-	$-	$1,194,087
Total assets	$7,549,800	$3,052,964	$607,145	$719,844	$11,929,753
Noncontrolling interests in consolidated subsidiaries	$5,261	$-	$-	$1,475,655	$1,480,916
Capital expenditures	$202,773	$145,678	$52	$7,786	$356,289
(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment's regulated operations had revenues of $454.7 million, net margin of $363.3 million and operating income of $193.2 million.

(b) - Our Distribution segment has regulated and non-regulated operations. Our Distribution segment's regulated operations had revenues of $1,371.3 million, net margin of $550.5 million and operating income of $163.1 million.

Nine Months Ended September 30, 2009	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$3,839,638	$1,443,347	$2,096,948	$2,257	$7,382,190
Intersegment revenues	368,287	5,010	466,469	(839,766)	-
Total revenues	$4,207,925	$1,448,357	$2,563,417	$(837,509)	$7,382,190

Net margin	$808,402	$516,895	$108,137	$2,257	$1,435,691
Operating costs	295,061	285,085	21,842	(329)	601,659
Depreciation and amortization	121,750	92,289	396	1,258	215,693
Gain (loss) on sale of assets	2,760	486	-	-	3,246
Operating income	$394,351	$140,007	$85,899	$1,328	$621,585

Equity earnings from investments	$55,464	$-	$-	$-	$55,464
Capital expenditures	$491,256	$110,887	$-	$12,614	$614,757
(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment's regulated operations had revenues of $382.3 million, net margin of $303.6 million and operating income of $140.8 million.

(b) - Our Distribution segment has regulated and non-regulated operations. Our Distribution segment's regulated operations had revenues of $1,240.7 million, net margin of $502.6 million and operating income of $130.3 million.

J.           UNCONSOLIDATED AFFILIATES

Overland Pass Pipeline Company - In September 2010, ONEOK Partners completed a transaction to sell a 49 percent ownership interest in Overland Pass Pipeline Company to a subsidiary of Williams Partners L. P. (Williams), resulting in each joint-venture member now owning 50 percent of Overland Pass Pipeline Company.  In accordance with the joint-venture agreement, ONEOK Partners received approximately $423.7 million in cash at closing.  As a result of the transaction, ONEOK Partners no longer controls Overland Pass Pipeline Company and began accounting for the investment under the equity method of accounting in September 2010.  In connection with the deconsolidation of Overland Pass Pipeline Company, ONEOK Partners recognized approximately $16.3 million in gain on sale of assets, primarily attributable to the remeasurement of its retained investment in Overland Pass Pipeline Company to its fair value, and has recorded its retained investment of approximately $438.0 million in investments in unconsolidated affiliates.  The estimate of the fair value of ONEOK Partners’ retained interest in Overland Pass Pipeline Company was based upon the income and market valuation approaches.

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

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated.  All amounts in the table below are equity earnings from investments in our ONEOK Partners segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Thousands of dollars)
Northern Border Pipeline	$21,183	$10,882	$48,401	$32,374
Fort Union Gas Gathering, L.L.C.	3,633	4,397	10,772	10,412
Bighorn Gas Gathering, L.L.C.	1,664	1,935	3,712	5,845
Lost Creek Gathering Company, L.L.C.	1,156	1,445	4,012	3,647
Overland Pass Pipeline Company	1,011	-	1,011	-
Other	743	1,395	3,274	3,186
Equity earnings from investments	$29,390	$20,054	$71,182	$55,464

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Thousands of dollars)
Income Statement
Operating revenues	$119,205	$101,987	$316,513	$296,004
Operating expenses	$48,566	$49,312	$138,177	$138,544
Net income	$63,588	$42,929	$156,454	$125,574

Distributions paid to us	$29,587	$19,615	$79,231	$83,088

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

K.           EARNINGS PER SHARE INFORMATION

The following tables set forth the computations of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended September 30, 2010
			Per Share
	Income	Shares	Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Net income attributable to ONEOK available for common stock	$55,295	106,443	$0.52
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	1,208
Net income attributable to ONEOK available for common stock
and common stock equivalents	$55,295	107,651	$0.51

	Three Months Ended September 30, 2009
			Per Share
	Income	Shares	Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations			$
Net income attributable to ONEOK available for common stock	$48,042	105,420	0.46
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	1,068
Net income attributable to ONEOK available for common stock
and common stock equivalents	$48,042	106,488	$0.45

	Nine Months Ended September 30, 2010
			Per Share
	Income	Shares	Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Net income attributable to ONEOK available for common stock	$251,558	106,310	$2.37
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	1,105
Net income attributable to ONEOK available for common stock
and common stock equivalents	$251,558	107,415	$2.34

	Nine Months Ended September 30, 2009
			Per Share
	Income	Shares	Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Net income attributable to ONEOK available for common stock	$$212,006	105,306	$2.01
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	755
Net income attributable to ONEOK available for common stock
and common stock equivalents	$$212,006	106,061	$2.00

There were no anti-dilutive option shares excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2010, and 231,453 and 251,574 anti-dilutive option shares excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2009, respectively.

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

We account for the difference between the carrying amount of our investment in ONEOK Partners and the underlying book value arising from issuance of common units by ONEOK Partners as an equity transaction.  If ONEOK Partners issues common units at a price different than our carrying value per unit, we account for the premium or deficiency as an adjustment to paid-in capital.  As a result of ONEOK Partners’ issuance of common units at a premium to our carrying value per unit, we recognized an increase to paid-in capital of $50.7 million during the nine months ended September 30, 2010.

Cash Distributions - The following table sets forth ONEOK Partners’ general partner and incentive distributions declared for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Thousands of dollars)
General partner distributions	$2,915	$2,603	$8,622	$7,586
Incentive distributions	27,667	22,471	80,066	64,337
Total distributions to general partner	$30,582	$25,074	$88,688	$71,923

The quarterly distributions paid by ONEOK Partners to limited partners in the first, second and third quarters of 2010 were $1.10 per unit, $1.11 per unit and $1.12 per unit, respectively.  The quarterly distributions paid by ONEOK Partners to limited partners in each of the first, second and third quarters of 2009 were $1.08 per unit in each period.

For the three months ended September 30, 2010 and 2009, cash distributions paid to us totaled $77.0 million and $69.9 million, respectively.  For the nine months ended September 30, 2010 and 2009, cash distributions paid by ONEOK Partners to us totaled $225.3 million and $206.9 million, respectively.

In October 2010, a cash distribution from ONEOK Partners of $1.13 per unit payable in the fourth quarter was declared.  On November 12, 2010, we will receive the related incentive distribution of $27.7 million for the third quarter of 2010, which is included in the table above.

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

We provide a variety of services to our affiliates, including cash management and financial services, legal and administrative services provided by our employees and management, insurance and office space leased in our headquarters building and other field locations.  Where costs are specifically incurred on behalf of an affiliate, the costs are billed directly to the affiliate by us.  In other situations, the costs may be allocated to the affiliates through a variety of methods, depending upon the nature of the expenses and the activities of the affiliates.  For example, a service that applies equally to all employees is allocated based upon the number of employees in each affiliate; however, an expense benefiting the consolidated company but having no direct basis for allocation is allocated by the modified Distrigas method, a method using a combination of ratios that includes gross plant and investment, earnings before interest and taxes and payroll expense.  It is not practicable to determine what these general overhead costs would be on a stand-alone basis.

The following table sets forth transactions with ONEOK Partners, which have been eliminated in consolidation for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Thousands of dollars)
Revenues	$117,985	$116,582	$363,004	$368,287

Expenses
Cost of sales and fuel	$12,402	$10,267	$41,377	$36,321
Administrative and general expenses	47,703	43,800	150,702	142,278
Total expenses	$60,105	$54,067	$192,079	$178,599

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for a 12-month period.

RECENT DEVELOPMENTS

Growth Projects - In 2010, ONEOK Partners announced approximately $1.3 billion to $1.6 billion in growth projects primarily in the Williston Basin in North Dakota that will enable ONEOK Partners to meet the rapidly growing needs of crude oil and natural gas producers as they increase their drilling activities.  Drilling rig counts in Dunn, McKenzie and Williams counties in North Dakota have increased dramatically since the beginning of the year.  The development of the reserves in the Bakken Shale and Three Forks formations in the Williston Basin are being driven primarily by crude oil economics with the associated natural gas production having a high NGL content.  Current natural gas processing and NGL infrastructure in the Williston Basin is being expanded to accommodate the additional production from the increased development activities.

ONEOK Partners is the largest independent gatherer and processor of natural gas in the Williston Basin.  With its natural gas gathering and processing business’ existing infrastructure and acreage dedications, ONEOK Partners is well positioned to provide critical midstream services to crude oil and natural gas producers as they develop Bakken Shale and Three Forks reserves.  Additional NGL infrastructure is also needed due to the continued NGL production growth that has saturated the area’s current truck and railcar transportation capacity and market.  The following provides additional details about the individual projects:

Williston Basin Processing Plants and related projects - ONEOK Partners announced plans to construct two new 100 MMcf/d natural gas processing facilities, the Garden Creek plant in eastern McKenzie County, North Dakota, and the Stateline I plant in western Williams County, North Dakota.  In addition, ONEOK Partners plans to make investments in related NGL infrastructure, expansions and upgrades to its existing gathering and compression infrastructure and new well connections associated with these plants.  The Garden Creek plant and related projects are expected to be in service by the end of 2011 and cost approximately $350 million to $415 million, excluding AFUDC.  The Stateline I plant and related projects are expected to be completed during the third quarter of 2012 and cost approximately $300 million to $355 million, excluding AFUDC.  These projects are in ONEOK Partners’ natural gas gathering and processing business.

Bakken Pipeline and related projects - ONEOK Partners announced plans to build a 525- to 615-mile natural gas liquids pipeline that will transport unfractionated NGLs from the Williston Basin in North Dakota to the Overland Pass Pipeline.  The Bakken Pipeline will initially transport up to 60 MBbl/d of unfractionated NGL production from ONEOK Partners’ natural gas gathering and processing assets in the Williston Basin and from third-party natural gas processing plants south through western North Dakota and eastern Montana to Wyoming, where it will connect to the Overland Pass Pipeline near Cheyenne, Wyoming.  The unfractionated NGLs will then be delivered to ONEOK Partners’ existing NGL fractionation and distribution infrastructure in the Mid-Continent. Additional pump facilities could increase the new pipeline’s capacity to 110 MBbl/d.  Supply commitments for the Bakken Pipeline will be anchored by NGL production from ONEOK Partners’ natural gas processing plants.  ONEOK Partners is also discussing NGL supply commitments with third-party processors.  Following receipt of all necessary permits, construction of the 12-inch diameter pipeline is expected to begin in the second quarter of 2012 and be completed during the first half of 2013.  Project costs for the new pipeline are estimated to be $450 million to $550 million, excluding AFUDC.

The unfractionated NGLs from the Bakken Pipeline and other supply sources under development in the Rockies will require additional pump stations and the expansion of existing pump stations on the Overland Pass Pipeline.  These additions and expansions will increase the capacity of Overland Pass Pipeline to 255 MBbl/d.  ONEOK Partners’ anticipated share of the costs for this project is estimated to be $35 million to $40 million, excluding AFUDC.

ONEOK Partners also announced plans to invest $110 million to $140 million, excluding AFUDC, to expand and upgrade its existing fractionation capacity at Bushton, Kansas, increasing capacity to 210 MBbl/d from 150 MBbl/d.  The Bakken Pipeline and related projects are in ONEOK Partners’ natural gas liquids business.

Sterling I Pipeline Expansion - ONEOK Partners will install seven additional pump stations for approximately $36 million along its existing Sterling I natural gas liquids distribution pipeline, increasing its capacity by 15 MBbl/d, which will be supplied by ONEOK Partners’ Mid-Continent NGL infrastructure.  The Sterling I pipeline transports NGL purity products from ONEOK Partners’ fractionator in Medford, Oklahoma, to the Mont Belvieu, Texas, market center and is currently operating at capacity.  The pump stations are expected to be completed in the second half of 2011.  This project is in ONEOK Partners’ natural gas liquids business.

Woodford Shale projects - ONEOK Partners will invest $55 million in the Woodford Shale development in Oklahoma for new well connections in 2010 and 2011, which includes connecting its natural gas gathering system to its Maysville, Oklahoma, natural gas processing facility and connecting a new third-party processing plant to its NGL gathering system in Oklahoma.  These projects are in ONEOK Partners’ natural gas gathering and processing and natural gas liquids businesses, respectively.

For a discussion of capital expenditure financing, see “Capital Expenditures” in “Liquidity and Capital Resources” on page 53.

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

Overland Pass Pipeline Company - In September 2010, ONEOK Partners completed a transaction to sell a 49 percent ownership interest in Overland Pass Pipeline Company to a subsidiary of Williams resulting in each joint-venture member now owning 50 percent of Overland Pass Pipeline Company.  In accordance with the joint-venture agreement, ONEOK Partners received approximately $423.7 million in cash at closing.  ONEOK Partners used the proceeds from the transaction to repay short-term debt and to fund a portion of its recently announced capital projects.  Williams has elected to become the operator of Overland Pass Pipeline Company.  Williams is expected to fully assume the role of operator by the end of the first quarter of 2011.  As a result of the transaction, ONEOK Partners no longer controls Overland Pass Pipeline Company and began accounting for the investment under the equity method of accounting in September 2010.  In connection with the deconsolidation of Overland Pass Pipeline Company, ONEOK Partners recognized a gain of approximately $16.3 million.

Stock Repurchase Program - In October 2010, our Board of Directors authorized a three-year stock repurchase program to buy up to $750 million of our common stock currently issued and outstanding, subject to the limitation that purchases will not exceed $300 million in any one calendar year.  If shares are repurchased, they will be acquired from time to time in open-market transactions or through privately negotiated transactions at our discretion, subject to market conditions and other factors.  The purchases will be funded by our available cash, free cash flow and short-term borrowings.  The program will terminate upon completion of the repurchase of $750 million of common stock or on December 31, 2013, whichever occurs first.

Dividends/Distributions - We declared a quarterly dividend of $0.48 per share ($1.92 per share on an annualized basis) in October 2010, an increase of approximately 14 percent from the $0.42 per share declared in October 2009.  ONEOK Partners declared a cash distribution of $1.13 per unit ($4.52 per unit on an annualized basis) in October 2010, an increase of approximately 4 percent from the $1.09 per unit declared in October 2009.

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

In May 2010, the EPA finalized the “Tailoring Rule” that will regulate greenhouse gas emissions at new or modified facilities that meet certain criteria.  Affected facilities will be required to review best available control technology, conduct air-quality analysis, impact analysis and public reviews with respect to such emissions.  The rule will be phased in beginning January 2011 and, at current emission threshold levels, will have a minimal impact on our existing facilities.  The EPA has stated it will consider lowering the threshold levels over the next five years, which could increase the impact on our existing facilities;  however, potential costs, fees or expenses associated with the potential adjustments are unknown.

In addition, the EPA issued a rule on air-quality standards, “National Emission Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines,” also known as RICE NESHAP, scheduled to be adopted in 2013.  The rule will require capital expenditures over the next three years for the purchase and installation of new emissions-control equipment.  We do not expect these expenditures to have a material impact on our results of operations, financial position or cash flows.

Financial Markets Legislation - In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted, representing a far-reaching overhaul of the framework for regulation of U.S. financial markets.   We are currently evaluating the provisions of the Dodd-Frank Act.  Additionally, the Dodd-Frank Act calls for various regulatory agencies, including the SEC and the Commodities Futures Trading Commission, to establish regulations for implementation of many of the provisions of the Dodd-Frank Act, which we expect will provide additional clarity regarding the extent of the impact of this legislation on us.  We expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity and interest rate risks; however, the costs of doing so may be increased as a result of the new legislation.  We may also incur additional costs associated with our compliance with the new regulations and anticipated additional reporting and disclosure obligations.

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

Other - Several regulatory initiatives impacted the earnings and future earnings potential for our Distribution segment.  See discussion of our Distribution segment’s regulatory initiatives begining on page 47.

IMPACT OF NEW ACCOUNTING STANDARDS

Information about the impact of new accounting standards is included in Note A of the Notes to Consolidated Financial Statements in this Quarterly Report for ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which did not have a material impact on our consolidated financial statements and related disclosures.  See Note B of the Notes to Consolidated Financial Statements for discussion of our fair value measurements.

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

Goodwill and Indefinite-lived Intangible Assets Impairment Tests - We assess our goodwill and intangible assets with an indefinite useful life for impairment at least annually as of July 1.  There were no impairment charges resulting from our July 1, 2010, impairment test.

As part of our impairment test, an initial assessment is made by comparing the fair value of a reporting unit with its book value, including goodwill.  To estimate the fair value of our reporting units, we use two generally accepted valuation approaches, an income approach and a market approach, and assumptions consistent with a market participant’s perspective.  Under the income approach, we use anticipated cash flows over a period of years plus a terminal value and discount these amounts to their present value using appropriate discount rates.  Under the market approach, we apply multiples to forecasted cash flows.  The multiples used are consistent with historical asset transactions.  The forecasted cash flows are based on average forecasted cash flows for a reporting unit over a period of years.

Our estimates of fair value significantly exceeded the book value of our reporting units and our indefinite-lived intangible assets in our July 1, 2010, impairment test.  Even if the estimated fair values used in our July 1, 2010, impairment test were reduced by 10 percent, no impairment charges would have resulted.  At both September 30, 2010, and December 31, 2009, we had $602.8 million of goodwill and $155.6 million of indefinite-lived intangible assets recorded on our Consolidated Balance Sheets.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected consolidated financial results for the periods indicated:

	Three Months Ended		Nine Months Ended		Increase (Decrease)		Increase (Decrease)
	September 30,		September 30,		Three Months		Nine Months
Financial Results	2010	2009	2010	2009	2010 vs. 2009		2010 vs. 2009
	(Millions of dollars)
Revenues	$2,942.7	$2,364.7	$9,673.8	$7,382.2	$578.0	24%	$2,291.6	31%
Cost of sales and fuel	2,491.3	1,912.9	8,145.0	5,946.5	578.4	30%	2,198.5	37%
Net margin	451.4	451.8	1,528.8	1,435.7	(0.4)	(0%)	93.1	6%
Operating costs	203.4	204.6	610.3	601.7	(1.2)	(1%)	8.6	1%
Depreciation and amortization	77.2	72.3	230.6	215.7	4.9	7%	14.9	7%
Gain (loss) on sale of assets	16.1	(1.1)	15.0	3.3	17.2	*	11.7	*
Operating income	$186.9	$173.8	$702.9	$621.6	$13.1	8%	$81.3	13%

Equity earnings from investments	$29.4	$20.1	$71.2	$55.5	$9.3	46%	$15.7	28%
Allowance for equity funds used during construction	$0.3	$7.3	$0.7	$25.8	$(7.0)	(96%)	$(25.1)	(97%)
Interest expense	$(70.9)	$(72.7)	$(222.8)	$(224.0)	$(1.8)	(2%)	$(1.2)	(1%)
Net income attributable to noncontrolling interests	$(65.0)	$(54.3)	$(141.8)	$(135.2)	$10.7	20%	$6.6	5%
Capital expenditures	$176.6	$207.2	$356.3	$614.8	$(30.6)	(15%)	$(258.5)	(42%)
* Percentage change is greater than 100 percent.

Energy markets were affected by increased commodity prices during the three and nine months ended September 30, 2010, compared with the same periods last year.  This increase in commodity prices impacted our revenues and cost of sales and fuel.

Net margin for the three months ended September 30, 2010, is comparable with the same period last year but reflects the following:
•	increased net margin in our Distribution segment from new rates in Oklahoma that increased fixed fees, which lower our volumetric sensitivity; offset by
•
decreased net margin in our ONEOK Partners segment, due primarily to lower optimization margins in its natural gas liquids business due to narrower NGL product price differentials between the Conway, Kansas, and Mont Belvieu, Texas, NGL market centers and limited NGL fractionation and transportation capacity available for optimization activities; and

•	decreased net margin in our Energy Services segment, due primarily to lower realized seasonal storage differentials and marketing margins, net of hedging activities.

Net margin increased for the nine months ended September 30, 2010, compared with the same period last year, due primarily to the following:
•	increased net margin in our Distribution segment from new rates in Oklahoma that increased fixed fees, which lower our volumetric sensitivity;
•	increased net margin in our ONEOK Partners segment, due primarily to:
-
higher NGL volumes gathered, fractionated and transported, primarily associated with the completion of the Arbuckle Pipeline, Piceance lateral pipeline and D-J Basin lateral pipeline, as well as new NGL supply connections in its natural gas liquids business;

-
higher natural gas transportation margins from an increase in capacity contracted on Midwestern Gas Transmission and Viking Gas Transmission’s Fargo lateral pipeline and the incremental margin from the Guardian Pipeline expansion and extension project in its natural gas pipelines business; and

-	higher storage margins, primarily as a result of contract renegotiations in its natural gas pipelines and natural gas liquids businesses; offset partially by
-
lower optimization margins due to limited NGL fractionation and transportation capacity available for optimization activities and narrower NGL product price differentials between the Conway, Kansas, and Mont Belvieu, Texas, NGL market centers in its natural gas liquids business; and

-
lower natural gas volumes gathered as a result of natural production declines and reduced drilling activity by its customers in the Powder River Basin in its natural gas gathering and processing business; and

•	increased net margin in our Energy Services segment, due primarily to:
-	higher realized seasonal storage differentials and marketing margins, net of hedging activities; offset partially by
-
decreased premium-services margins, associated primarily with lower demand fees and managing increased demand to meet customer-peaking requirements due to colder weather in the first quarter of 2010, compared with the same period last year.

Operating costs decreased for the three months ended September 30, 2010, compared with the same period last year, primarily due to the following:
•
lower than estimated ad valorem taxes associated with ONEOK Partners’ capital projects completed in 2009 and decreased outside services costs attributable to maintenance projects at ONEOK Partners’ NGL fractionators in 2009; offset partially by

•	the recognition of previously deferred Integrity Management Program costs in Oklahoma in our Distribution segment.

Operating costs increased for the nine months ended September 30, 2010, compared with the same period last year, primarily due to the following:
•	the recognition of previously deferred Integrity Management Program costs in Oklahoma in our Distribution segment; offset partially by
•
lower than estimated ad valorem taxes associated with ONEOK Partners’ capital projects completed in 2009 and lower costs for outside services attributable to maintenance projects at ONEOK Partners’ NGL fractionators in 2009, offset partially by higher property insurance costs related to increased coverage for ONEOK Partners’ assets and higher employee labor costs.

Depreciation and amortization expense increased for the three and nine months ended September 30, 2010, compared with the same periods last year, primarily as a result of ONEOK Partners’ completed capital projects.

Gain (loss) on sale of assets increased for the three and nine months ended September 30, 2010, compared with the same periods last year, due to the gain on sale of a 49 percent ownership interest in Overland Pass Pipeline Company in ONEOK Partners’ natural gas liquids business.

Equity earnings from investments increased for the three and nine months ended September 30, 2010, compared with the same periods last year, as a result of increased contracted capacity on Northern Border Pipeline due to wider natural gas price differentials between the markets it serves.  ONEOK Partners owns a 50 percent equity interest in Northern Border Pipeline.

Allowance for equity funds used during construction decreased for the three and nine months ended September 30, 2010, compared with the same periods last year, primarily as a result of ONEOK Partners’ completed capital projects.

Capital expenditures decreased for the three and nine months ended September 30, 2010, compared with the same periods last year, due primarily to ONEOK Partners’ completed capital projects, offset partially by initial expenditures on its recently announced capital projects, primarily in its natural gas gathering and processing and natural gas liquids businesses.

Additional information regarding our financial results and operating information is provided in the following discussion for each of our segments.

ONEOK Partners

Overview - We own approximately 42.4 million common and Class B limited partner units and the entire 2 percent general partner interest, which, together, represent a 42.8 percent ownership interest in ONEOK Partners.  We receive distributions from ONEOK Partners on our common and Class B units and our 2 percent general partner interest.

Our ONEOK Partners segment’s natural gas gathering and processing business is engaged in the gathering and processing of natural gas produced from crude oil and natural gas wells, primarily in the Mid-Continent and Rocky Mountain regions, which include the Anadarko Basin of Oklahoma that contains the NGL-rich Woodford shale formation, Hugoton and Central Kansas Uplift Basins of Kansas, and the Williston Basin of Montana and North Dakota that includes the oil-producing Bakken and Three Forks shale formations, and the Powder River Basin of Wyoming.  Through gathering systems, natural gas is aggregated and treated or processed for removal of water vapor, solids and other contaminants, and to extract NGLs in order to provide marketable natural gas, commonly referred to as residue gas.  When the NGLs are separated from the unprocessed natural gas at the processing plants, the NGLs are generally in the form of a mixed, unfractionated NGL stream.  In the Powder River Basin, the natural gas that ONEOK Partners gathers is coal-bed methane, or dry gas, that does not require processing or NGL extraction  in order to be marketable; dry gas is gathered, compressed and delivered into a downstream pipeline or marketed for a fee.

ONEOK Partners’ natural gas pipeline business operates interstate and intrastate natural gas transmission pipelines, natural gas storage facilities and non-processable natural gas gathering facilities.  ONEOK Partners also provides natural gas transportation and storage services in accordance with Section 311(a) of the Natural Gas Policy Act of 1978, as amended.  ONEOK Partners’ interstate assets transport natural gas through FERC-regulated interstate natural gas pipelines that access supply from Canada and from the Mid-Continent, Rocky Mountain and Gulf Coast regions.  ONEOK Partners’ intrastate natural gas pipeline assets are located in Oklahoma, Texas and Kansas, and have access to major natural gas producing areas in those states.  ONEOK Partners owns underground natural gas storage facilities in Oklahoma, Kansas and Texas.

ONEOK Partners’ natural gas liquids business gathers, treats, fractionates, transports and stores NGLs.  ONEOK Partners’ natural gas liquids gathering pipelines deliver unfractionated NGLs gathered from natural gas processing plants located in Oklahoma, Kansas, Texas and the Rocky Mountain region to fractionators it owns in Oklahoma, Kansas and Texas.  The NGLs are then separated through the fractionation process into the individual NGL products to realize the greater economic value of the NGL components.  The individual NGL products are then stored or distributed to petrochemical manufacturers, heating-fuel users, refineries and propane distributors through ONEOK Partners’ FERC-regulated distribution pipelines that move NGL products from Oklahoma and Kansas to the market centers in Conway, Kansas, and Mont Belvieu, Texas, as well as the Midwest markets near Chicago, Illinois.

Selected Financial Results and Operating Information - ONEOK Partners placed the following projects in service during 2009:
•	February - Guardian Pipeline’s expansion and extension project in its natural gas pipeline business;
•	March - Williston Basin natural gas processing plant expansion in its natural gas gathering and processing business;
•	March - D-J Basin lateral pipeline in its natural gas liquids business;
•	July - Arbuckle Pipeline in its natural gas liquids business; and
•	October - Piceance lateral pipeline in its natural gas liquids business.

Additional discussion of ONEOK Partners’ completed capital projects is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Capital Projects” in our Annual Report.  The in-service dates of these completed capital projects have impacted the period-to-period comparisons of net margin and operating expenses primarily in ONEOK Partners’ natural gas liquids and natural gas pipelines businesses, as operations associated with these projects have been increasing since being placed in service.  The following table sets forth certain selected financial results for our ONEOK Partners segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Increase (Decrease)		Increase (Decrease)
	September 30,		September 30,		Three Months		Nine Months
Financial Results	2010	2009	2010	2009	2010 vs. 2009		2010 vs. 2009
	(Millions of dollars)
Revenues	$2,070.1	$1,560.0	$6,329.3	$4,207.9	$510.1	33%	$2,121.4	50%
Cost of sales and fuel	1,784.1	1,267.1	5,494.0	3,399.5	517.0	41%	2,094.5	62%
Net margin	286.0	292.9	835.3	808.4	(6.9)	(2%)	26.9	3%
Operating costs	97.8	105.1	292.1	295.0	(7.3)	(7%)	(2.9)	(1%)
Depreciation and amortization	43.8	41.9	131.7	121.8	1.9	5%	9.9	8%
Gain (loss) on sale of assets	16.1	(1.2)	15.1	2.8	17.3	*	12.3	*
Operating income	$160.5	$144.7	$426.6	$394.4	$15.8	11%	$32.2	8%

Equity earnings from investments	$29.4	$20.1	$71.2	$55.5	$9.3	46%	$15.7	28%
Allowance for equity funds used during construction	$0.3	$7.3	$0.7	$25.8	$(7.0)	(96%)	$(25.1)	(97%)
Interest expense	$(49.1)	$(50.4)	$(156.6)	$(152.2)	$(1.3)	(3%)	$4.4	3%
Capital expenditures	$104.1	$169.4	$202.8	$491.3	$(65.3)	(39%)	$(288.5)	(59%)
* Percentage change is greater than 100 percent.

Net margin decreased for the three months ended September 30, 2010, compared with the same period last year, due to the following:
•
a decrease of $9.9 million related to lower optimization margins due to narrower NGL product price differentials between the Conway, Kansas, and Mont Belvieu, Texas, NGL market centers and limited NGL fractionation and transportation capacity available for optimization activities in ONEOK Partners’ natural gas liquids business; offset partially by

•
an increase of $3.8 million due to higher NGL volumes gathered, fractionated and transported, primarily associated with the completion of the Arbuckle Pipeline and Piceance lateral pipeline, as well as new NGL supply connections in ONEOK Partners’ natural gas liquids business.

Net margin increased for the nine months ended September 30, 2010, compared with the same period last year, due to the following:
•
an increase of $49.2 million due to higher NGL volumes gathered, fractionated and transported, primarily associated with the completion of the Arbuckle Pipeline, Piceance lateral pipeline and D-J Basin lateral pipeline, as well as new NGL supply connections in ONEOK Partners’ natural gas liquids business;

•
an increase of $11.3 million from higher natural gas transportation margins from an increase in contracted capacity on Midwestern Gas Transmission, Viking Gas Transmission’s Fargo lateral pipeline and the incremental margin from the Guardian Pipeline expansion and extension project in ONEOK Partners’ natural gas pipelines business;

•	an increase of $10.8 million due to higher storage margins, primarily as a result of contract renegotiations in ONEOK Partners’ natural gas pipelines and natural gas liquids businesses; and
•	an increase of $5.6 million from the impact of higher natural gas prices on retained fuel in ONEOK Partners’ natural gas pipelines business; offset partially by

•
a decrease of $39.5 million related to lower optimization margins due to limited NGL fractionation and transportation capacity available for optimization activities and narrower NGL product price differentials between the Conway, Kansas, and Mont Belvieu, Texas, NGL market centers in ONEOK Partners’ natural gas liquids business; and

•
a decrease of $5.3 million due to lower natural gas volumes gathered as a result of natural production declines and reduced drilling activity by its customers in the Powder River Basin in ONEOK Partners’ natural gas gathering and processing business.

Operating costs decreased for the three months ended September 30, 2010, compared with the same period last year, due primarily to a decrease of $5.4 million resulting from lower than estimated ad valorem taxes associated with ONEOK Partners’ capital projects completed in 2009 and a decrease of $3.1 million in outside services costs primarily attributable to maintenance projects at ONEOK Partners’ fractionators in 2009 in its natural gas liquids business.

Operating costs decreased for the nine months ended September 30, 2010, compared with the same period last year, due to the following:
•	a decrease of $6.0 million resulting from lower than estimated ad valorem taxes associated with ONEOK Partners’ capital projects completed in 2009 in its natural gas liquids business; and
•
a decrease of $2.9 million in outside services costs primarily attributable to maintenance projects at ONEOK Partners’ NGL fractionators in 2009 in its natural gas liquids business; offset partially by

•	an increase of $2.5 million in property insurance costs related to increased coverage for ONEOK Partners’ assets in its natural gas liquids business; and
•	an increase of $1.6 million in higher employee labor costs resulting from the operation of the completed capital projects in ONEOK Partners’ natural gas liquids business.

Depreciation and amortization expense increased for the three and nine months ended September 30, 2010, compared with the same periods last year, as a result of ONEOK Partners’ capital projects completed last year in its natural gas liquids and natural gas pipelines businesses.

Gain (loss) on sale of assets increased for the three and nine months ended September 30, 2010, compared with the same periods last year, due to the gain on sale of a 49 percent ownership interest in Overland Pass Pipeline Company in ONEOK Partners’ natural gas liquids business.

Equity earnings from investments increased for the three and nine months ended September 30, 2010, compared with the same periods last year, as a result of increased contracted capacity on Northern Border Pipeline due to wider natural gas price differentials between the markets it serves in ONEOK Partners’ natural gas pipelines business.

Allowance for equity funds used during construction decreased for the three and nine months ended September 30, 2010, compared with the same periods last year, as a result of ONEOK Partners’ completed capital projects.

Capital expenditures decreased for the three and nine months ended September 30, 2010, compared with the same periods last year, due primarily to ONEOK Partners’ completed capital projects, offset partially by intitial expenditures on its recently announced capital projects, primarily in its natural gas gathering and processing and natural gas liquids businesses.

Selected Operating Information - The following table sets forth selected operating information for our ONEOK Partners segment for the periods indicated:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information	2010	2009	2010	2009
Natural gas gathered (BBtu/d) (a)	1,046	1,100	1,075	1,131
Natural gas processed (BBtu/d) (a)	669	664	674	658
Natural gas transportation capacity contracted (MDth/d) (b)	5,460	5,712	5,627	5,412
Transportation capacity subscribed	84%	86%	87%	82%
Residue gas sales (BBtu/d) (a)	292	297	286	291
NGL sales (MBbl/d)	449	382	443	388
NGLs fractionated (MBbl/d)	500	496	505	458
NGLs transported-gathering lines (MBbl/d)	436	385	452	358
NGLs transported-distribution lines (MBbl/d)	455	446	468	451
Conway-to-Mont Belvieu OPIS average price differential
Ethane ($/gallon)	$0.10	$0.15	$0.11	$0.12
Realized composite NGL net sales price ($/gallon) (a) (c)	$0.87	$0.89	$0.92	$0.87
Realized condensate net sales price ($/Bbl) (a) (c)	$65.14	$86.90	$63.61	$76.75
Realized residue gas net sales price ($/MMBtu) (a) (c)	$5.60	$3.34	$5.43	$3.37
Realized gross processing spread ($/MMBtu) (a)	$5.67	$6.54	$5.97	$6.41
(a) - Statistics relate to ONEOK Partners’ natural gas gathering and processing business.
(b) - Unit of measure converted from MMcf/d in the third quarter of 2010. Prior periods have been recast to reflect this change.
(c) - Presented net of the impact of hedging activities and includes equity volumes only.

Commodity Price Risk - The following tables set forth hedging information for ONEOK Partners’ natural gas gathering and processing business for the periods indicated:

	Three Months Ending
	December 31, 2010
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d) (a)	5,267	$1.05	/ gallon	61%
Condensate (Bbl/d) (a)	1,820	$1.84	/ gallon	79%
Total (Bbl/d)	7,087	$1.25	/ gallon	65%
Natural gas (MMBtu/d)	24,020	$5.55	/ MMBtu	99%
(a) - Hedged with fixed-price swaps.
	Year Ending
	December 31, 2011
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d) (a)	1,316	$1.04	/ gallon	15%
Condensate (Bbl/d) (a)	596	$2.12	/ gallon	26%
Total (Bbl/d)	1,912	$1.37	/ gallon	18%
Natural gas (MMBtu/d)	22,541	$5.72	/ MMBtu	74%
(a) - Hedged with fixed-price swaps.

Commodity price risk related to physical sales of commodities for ONEOK Partners’ natural gas gathering and processing business is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas.  ONEOK Partners’ condensate sales are based on the price of crude oil.  ONEOK Partners estimates the following for its natural gas gathering and processing business:
•	a $0.01 per gallon change in the composite price of NGLs would change annual net margin by approximately $1.2 million;
•	a $1.00 per barrel change in the price of crude oil would change annual net margin by approximately $1.1 million; and

•	a $0.10 per MMBtu change in the price of natural gas would change annual net margin by approximately $1.0 million.

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

See Note C of the Notes to Consolidated Financial Statements in this Quarterly Report for more information on ONEOK Partners’ hedging activities.

Distribution

Overview - Our Distribution segment provides natural gas distribution services to more than two million customers in Oklahoma, Kansas and Texas through Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, respectively, each a division of ONEOK.  We serve residential, commercial, industrial and transportation customers in all three states.  Our distribution companies in Oklahoma and Kansas serve wholesale customers, and in Texas we serve public authority customers, such as cities, governmental agencies and schools.  In addition, our retail marketing business serves residential customers in Wyoming, residential and agricultural customers in Nebraska and commercial and industrial customers in the Mid-Continent region.

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

Selected Financial Results - The following table sets forth certain selected financial results for our Distribution segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Increase (Decrease)		Increase (Decrease)
	September 30,		September 30,		Three Months		Nine Months
Financial Results	2010	2009	2010	2009	2010 vs. 2009		2010 vs. 2009
	(Millions of dollars)
Gas sales	$273.6	$237.6	$1,549.4	$1,351.0	$36.0	15%	$198.4	15%
Transportation revenues	19.0	17.8	67.1	63.6	1.2	7%	3.5	6%
Cost of gas	151.9	134.3	1,087.2	931.5	17.6	13%	155.7	17%
Net margin, excluding other revenues	140.7	121.1	529.3	483.1	19.6	16%	46.2	10%
Other revenues	10.1	10.4	29.8	33.8	(0.3)	(3%)	(4.0)	(12%)
Net margin	150.8	131.5	559.1	516.9	19.3	15%	42.2	8%
Operating costs	98.4	92.5	296.4	285.1	5.9	6%	11.3	4%
Depreciation and amortization	32.8	29.9	97.0	92.3	2.9	10%	4.7	5%
Gain (loss) on sale of assets	-	-	-	0.5	-	0%	(0.5)	(100%)
Operating income	$19.6	$9.1	$165.7	$140.0	$10.5	*	$25.7	18%
Capital expenditures	$67.4	$33.6	$145.7	$110.9	$33.8	*	$34.8	31%
* Percentage change is greater than 100 percent.

The following table sets forth our net margin, excluding other revenues, by type of customer, for the periods indicated:

	Three Months Ended		Nine Months Ended		Increase (Decrease)		Increase (Decrease)
	September 30,		September 30,		Three Months		Nine Months
Net margin, excluding other revenues	2010	2009	2010	2009	2010 vs. 2009		2010 vs. 2009
Gas sales	(Millions of dollars)
Regulated
Residential	$98.1	$81.4	$369.1	$326.4	$16.7	21%	$42.7	13%
Commercial	20.6	17.4	79.5	73.9	3.2	18%	5.6	8%
Industrial	0.6	0.6	1.9	2.0	-	0%	(0.1)	(5%)
Wholesale	0.1	0.1	0.4	0.3	-	0%	0.1	33%
Public Authority	0.6	0.7	2.9	2.7	(0.1)	(14%)	0.2	7%
Retail marketing	1.7	3.1	8.4	14.3	(1.4)	(45%)	(5.9)	(41%)
Net margin on gas sales	121.7	103.3	462.2	419.6	18.4	18%	42.6	10%
Transportation margin	19.0	17.8	67.1	63.5	1.2	7%	3.6	6%
Net margin, excluding other revenues	$140.7	$121.1	$529.3	$483.1	$19.6	16%	$46.2	10%

Net margin increased for the three months ended September 30, 2010, compared with the same period last year, due to the following:
•	an increase of $18.0 million from new rates in Oklahoma that increased fixed fees, which lower our volumetric sensitivity and provides more consistent revenues each month; and
•	an increase of $1.0 million from increased transportation revenues from end-use customers.

Net margin increased for the nine months ended September 30, 2010, compared with the same period last year, due to the following:
•	an increase of $35.6 million from new rates in Oklahoma that increased fixed fees, which lower our volumetric sensitivity and provides more consistent revenues each month;
•	an increase of $4.6 million from increased rider recoveries in Oklahoma and ad valorem tax surcharge recoveries in Kansas;
•	an increase of $2.9 million from higher gas sales volumes, primarily in the first quarter due to colder weather;
•	an increase of $2.6 million from capital-recovery mechanisms in Kansas; and
•	an increase of $2.6 million from higher transportation volumes; offset partially by
•	a decrease of $5.9 million in retail marketing margins associated primarily with reduced customer risk-management services.

Operating costs increased for the three months ended September 30, 2010, compared with the same period last year, due to the following:
•	an increase of $3.8 million related to the recognition of previously deferred Integrity Management Program costs in Oklahoma that have been approved for recovery in our revenues; and
•	an increase of $1.3 million related to contract and outside services costs.

Operating costs increased for the nine months ended September 30, 2010, compared with the same period last year, due to the following:
•	an increase of $10.7 million related to the recognition of previously deferred Integrity Management Program costs in Oklahoma that have been approved for recovery in our revenues;
•	an increase of $1.9 million related to contract and outside services costs, primarily in Texas due to higher pipeline integrity-management costs and one-time costs related to a customer outage; and
•	an increase of $1.3 million related to increased telecommunications and materials costs; offset partially by
•	a decrease of $5.2 million in employee-related costs due primarly to the capitalization of costs from increased capital spending in Oklahoma.

Depreciation and amortization expense increased for the three and nine months ended September 30, 2010, compared with the same period last year, due primarily to an increase of $1.7 million and $4.8 million, respectively, in regulatory amortization associated with revenue rider recoveries.

Capital Expenditures - Our capital expenditure program includes expenditures for extending service to new areas, modifications to customer-service lines, increasing system capabilities, general replacements and improvements, including an automated meter reading investment in Oklahoma.  It is our practice to maintain and upgrade facilities to ensure safe, reliable and efficient operations.  Capital expenditures increased for the three and nine months ended September 30, 2010, compared with the same periods last year, primarily as a result of expenditures related to an investment in automated meter reading in Oklahoma.

Selected Operating Information - The following tables set forth selected information for the regulated operations of our Distribution segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Volumes (MMcf)	2010	2009	2010	2009
Gas sales
Residential	7,384	7,820	82,086	76,565
Commercial	3,260	3,204	24,683	23,416
Industrial	315	293	940	960
Wholesale	3,117	4,000	6,591	8,712
Public Authority	319	312	1,949	1,529
Total volumes sold	14,395	15,629	116,249	111,182
Transportation	42,766	43,366	153,074	146,761
Total volumes delivered	57,161	58,995	269,323	257,943

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Number of Customers	2010	2009	2010	2009
Residential	1,893,290	1,883,674	1,913,622	1,900,565
Commercial	150,748	153,319	154,151	157,077
Industrial	1,258	1,323	1,279	1,353
Wholesale	34	26	35	27
Public Authority	2,679	2,564	2,660	2,790
Transportation	11,357	10,882	11,241	10,235
Total customers	2,059,366	2,051,788	2,082,988	2,072,047

Residential volumes decreased for the three months ended September 30, 2010, compared with the same period last year, due to warmer temperatures across our entire service territory.  Residential volumes increased for the nine months ended September 30, 2010, compared with the same period last year, due to colder temperatures across our entire service territory in the first quarter of 2010.

Regulatory Initiatives

Oklahoma - In September 2010, Oklahoma Natural Gas filed an application and supporting testimony with the OCC seeking approval of a demand portfolio of conservation and energy-efficiency programs and authorizing recovery of costs and performance incentives.  The proposed programs include:  Energy-Efficiency Education Program, Heating System Check-Up Program, Low-Income Energy Efficiency Assistance Program, Water Heater Replacement Program, Space Heating Replacement Program, Clothes Dryer Replacement Program, New Homes Program and Commercial Customer Program.  A procedural schedule is currently being developed for this case, and a hearing is expected to be held in February 2011.

In December 2009, the OCC approved a rate increase of $54.5 million, which included moving existing riders into base rates that effectively reduced the rate increase to a net amount of $25.7 million.  The new rates went into effect on December 18, 2009, and reduce our volumetric exposure.  Under a previous order, Oklahoma Natural Gas migrated from traditional rates to performance-based rates that provide for a streamlined annual review of the company’s performance, resulting in smaller, potentially more frequent rate adjustments.

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

Texas - In December 2009, Texas Gas Service filed a statement of intent to increase rates in its El Paso service area by $7.3 million.  On April 13, 2010, the City of El Paso rejected the proposed increase.  Texas Gas Service filed an appeal on May 12, 2010, with the Railroad Commission of Texas.  The filing updated rate base and cost of service for pension expense and included a statement of intent to increase rates by $5.3 million.  Subsequently, rate-case expenses were placed into a separate docket, effectively reducing the requested increase to $4.4 million.  The Railroad Commission must take action by December 16, 2010.

General - Certain costs to be recovered through the ratemaking process have been capitalized as regulatory assets.  Should recovery cease due to regulatory actions, certain of these assets may no longer meet the criteria for capitalization, and, accordingly, a write-off of regulatory assets and stranded costs may be required.  There were no write-offs of regulatory assets resulting from the failure to meet the criteria for capitalization during the three and nine months ended September 30, 2010 and 2009, respectively.

Energy Services

Overview - Our Energy Services segment’s primary focus is to create value for our customers by delivering physical natural gas products and risk-management services through our network of contracted natural gas transportation and storage capacity and natural gas supply.  This contracted storage and transportation capacity connects the major supply and demand centers throughout the United States and into Canada.  Our customers are primarily LDCs, electric utilities, and commercial and industrial end- users.  Our customers’ natural gas needs vary with seasonal changes in weather and are therefore somewhat unpredictable.

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

Our Energy Services segment conducts business with our ONEOK Partners and our Distribution segments.  These services are provided under agreements with market-based terms through a competitive-bidding process.

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

We utilize our experience to optimize the value of our contracted assets and use our risk-management and marketing capabilities to both manage risk and generate additional margins.  We apply a combination of cash flow and fair value hedge accounting when implementing hedging strategies that take advantage of favorable market conditions.  See Note C of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.  Additionally, certain non-

trading transactions, which are economic hedges of our accrual transactions such as our storage and transportation contracts, will not qualify for hedge accounting treatment.  These economic hedges receive mark-to-market accounting treatment, as they are derivative contracts and are not designated as part of a hedge relationship.  As a result, the underlying risk being hedged receives accrual accounting treatment, while we use mark-to-market accounting treatment for the economic hedges.  We cannot predict the earnings fluctuations from mark-to-market accounting, and the impact on earnings could be material.

Selected Financial Results - The following table sets forth selected financial results for our Energy Services segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Increase (Decrease)		Increase (Decrease)
	September 30,		September 30,		Three Months		Nine Months
Financial Results	2010	2009	2010	2009	2010 vs. 2009		2010 vs. 2009
	(Millions of dollars)
Revenues	$773.8	$719.2	$2,623.4	$2,563.4	$54.6	8%	$60.0	2%
Cost of sales and fuel	759.7	692.5	2,491.0	2,455.3	67.2	10%	35.7	1%
Net margin	14.1	26.7	132.4	108.1	(12.6)	(47%)	24.3	22%
Operating costs	7.0	6.8	21.0	21.8	0.2	3%	(0.8)	(4%)
Depreciation and amortization	0.2	0.2	0.5	0.4	-	0%	0.1	25%
Operating income	$6.9	$19.7	$110.9	$85.9	$(12.8)	(65%)	$25.0	29%

The following table sets forth our net margin by activity for the periods indicated:

	Three Months Ended		Nine Months Ended		Increase (Decrease)		Increase (Decrease)
	September 30,		September 30,		Three Months		Nine Months
	2010	2009	2010	2009	2010 vs. 2009		2010 vs. 2009
	(Millions of dollars)
Marketing, storage and transportation, gross	$57.6	$79.8	$272.6	$266.4	$(22.2)	(28%)	$6.2	2%
Storage and transportation costs	45.9	53.1	145.8	161.7	(7.2)	(14%)	(15.9)	(10%)
Marketing, storage and transportation, net	11.7	26.7	126.8	104.7	(15.0)	(56%)	22.1	21%
Financial trading, net	2.4	-	5.6	3.4	2.4	100%	2.2	65%
Net margin	$14.1	$26.7	$132.4	$108.1	$(12.6)	(47%)	$24.3	22%

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

Net margin decreased for the three months ended September 30, 2010, compared with the same period last year, due to the following:
•
a decrease of $8.7 million from lower realized seasonal storage differentials and marketing margins, net of hedging activities, offset partially by a decrease in storage expense due to reduced contracted storage capacity;

•	a decrease of $3.2 million in premium-services margins, associated primarily with lower demand fees; and
•	a decrease of $3.1 million in transportation margins, net of hedging, due primarily to less favorable unrealized fair value changes on non-qualifying economic hedge activity; offset partially by
•	an increase of $2.4 million in financial trading margins.

Net margin increased for the nine months ended September 30, 2010, compared with the same period last year, due to the following:
•	an increase of $57.0 million from higher realized seasonal storage differentials and marketing margins, net of hedging activities;

•	an increase of $2.2 million in financial trading margins; offset partially by
•
a decrease of $28.5 million in premium-services margins, associated primarily with lower demand fees and managing increased demand to meet customer-peaking requirements due to colder weather in the first quarter of 2010, compared with the same period last year; and

•	a decrease of $6.4 million in transportation margins, net of hedging, due primarily to lower realized Mid-Continent-to-Gulf Coast transportation margins.

Selected Operating Information - The following table sets forth selected operating information for our Energy Services segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information	2010	2009	2010	2009
Natural gas marketed (Bcf)	224	254	693	840
Natural gas gross margin ($/Mcf)	$0.07	$0.11	$0.20	$0.13
Physically settled volumes (Bcf)	470	523	1,414	1,698

Our Energy Services segment has focused its efforts on aligning its contracted natural gas transportation and storage capacity with meeting the needs of our premium-service customers.  The effect of this strategy has been a reduction in our contracted natural gas transportation and storage capacity, which also will reduce our working-capital requirements primarily through a reduction in natural gas inventory levels.

Our natural gas in storage at September 30, 2010, was 65.4 Bcf, compared with 79.4 Bcf at September 30, 2009.  At September 30, 2010, our total natural gas storage capacity under lease was 76.6 Bcf, compared with 82.8 Bcf at September 30, 2009.  Our natural gas storage capacity under lease had maximum withdrawal capability of 2.2 Bcf/d and maximum injection capability of 1.3 Bcf/d.  Our natural gas transportation capacity at September 30, 2010, was 1.4 Bcf/d.  Our natural gas transportation capacity at November 1, 2010, was 1.2 Bcf/d.

Natural gas volumes marketed and physically settled volumes decreased for the three and nine months ended September 30, 2010, compared with the same periods last year, due primarily to reduced transportation capacity and lower transported volumes.  Transportation capacity in certain markets was not utilized due to the unfavorable economics of the location differentials.

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

In the first nine months of 2010, ONEOK accessed the commercial paper markets to meet its short-term liquidity needs.  ONEOK Partners utilized the ONEOK Partners Credit Agreement and accessed the commercial paper markets to fund its short-term liquidity needs during the first nine months of 2010.  In February 2010, ONEOK Partners accessed the public equity markets for its long-term financing needs.  See discussion below under “ONEOK Partners’ Equity Issuance” for more information.

In June 2010, ONEOK Partners established a commercial paper program providing for the issuance of up to $1.0 billion of unsecured commercial paper notes to fund its short-term borrowing needs.  The maturities of ONEOK Partners’ commercial paper notes vary but may not exceed 270 days from the date of issue.  ONEOK Partners’ commercial paper notes are sold at a negotiated discount from par or bear interest at a negotiated rate.  The ONEOK Partners Credit Agreement, which expires in March 2012, is available to repay its commercial paper notes, if necessary.  Amounts outstanding under the commercial paper program reduce the borrowing capacity under the ONEOK Partners Credit Agreement.

ONEOK’s and ONEOK Partners’ ability to continue to access capital markets for debt and equity financing under reasonable terms depends on market conditions and ONEOK’s and ONEOK Partners’ respective financial condition and credit ratings.  ONEOK and ONEOK Partners anticipate that cash flow generated from operations, existing capital resources and ability to obtain financing will enable both entities to maintain current levels of operations and planned operations, collateral requirements and fund capital expenditures.

Capital Structure - The following table sets forth our consolidated capital structure for the periods indicated:

	September 30,	December 31,
	2010	2009
Long-term debt	53%	57%
Total equity	47%	43%

Debt (including notes payable)	54%	61%
Total equity	46%	39%

For purposes of determining compliance with financial covenants in the ONEOK Credit Agreement, which are described below, the debt of ONEOK Partners is excluded.  The following table sets forth ONEOK’s capital structure, excluding the debt of ONEOK Partners, for the periods indicated:

	September 30,	December 31,
	2010	2009
Long-term debt	39%	41%
ONEOK shareholders' equity	61%	59%

Debt (including notes payable)	39%	46%
ONEOK shareholders' equity	61%	54%

Stock Repurchase Program - In October 2010, our Board of Directors authorized a three-year stock repurchase program to buy up to $750 million of our common stock currently issued and outstanding, subject to the limitation that purchases will not exceed $300 million in any one calendar year.  If shares are repurchased, they will be acquired from time to time in open-market transactions or through privately negotiated transactions at our discretion, subject to market conditions and other factors.  The purchases will be funded by our available cash, free cash flow and short-term borrowings.  The program will terminate upon completion of the repurchase of $750 million of common stock or on December 31, 2013, whichever occurs first.

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

Short-term Liquidity - ONEOK’s principal sources of short-term liquidity consist of cash generated from operating activities, quarterly distributions from ONEOK Partners and the issuance of commercial paper.  To the extent commercial paper is unavailable, the ONEOK Credit Agreement may be utilized.  ONEOK Partners’ principal sources of short-term liquidity consist of cash generated from operating activities, the ONEOK Partners Credit Agreement and ONEOK Partners’

recently established commercial paper program.  In July 2010, ONEOK Partners repaid all borrowings outstanding under the ONEOK Partners Credit Agreement with proceeds from the issuance of its commercial paper.

The total amount of short-term borrowings authorized by ONEOK’s Board of Directors is $2.5 billion.  At September 30, 2010, ONEOK had no commercial paper outstanding, $32.0 million in letters of credit issued under the ONEOK Credit Agreement and approximately $45.5 million of available cash and cash equivalents.  ONEOK had approximately $1.2 billion of credit available at September 30, 2010, under the ONEOK Credit Agreement.  As of September 30, 2010, ONEOK could have issued $3.7 billion of additional short- and long-term debt under the most restrictive provisions contained in its various borrowing agreements.

The total amount of short-term borrowings authorized by the Board of Directors of ONEOK Partners GP, the general partner of ONEOK Partners, is $1.5 billion.  At September 30, 2010, ONEOK Partners had $326.4 million in commercial paper outstanding, no borrowings outstanding under the ONEOK Partners Credit Agreement, leaving approximately $673.6 million of credit available under the ONEOK Partners Credit Agreement, and approximately $5.0 million of available cash and cash equivalents.  As of September 30, 2010, ONEOK Partners could have issued $1.0 billion of additional short- and long-term debt under the most restrictive provisions contained in its various borrowing agreements.  At September 30, 2010, ONEOK Partners had $24.2 million in letters of credit issued outside the ONEOK Partners Credit Agreement.

The ONEOK Credit Agreement and the ONEOK Partners Credit Agreement contain certain financial, operational and legal covenants as discussed in Note H of the Notes to Consolidated Financial Statements in our Annual Report.  Among other things, the ONEOK Credit Agreement’s covenants include a limitation on ONEOK’s stand-alone debt-to-capital ratio, which may not exceed 67.5 percent at the end of any calendar quarter.  At September 30, 2010, ONEOK’s stand-alone debt-to-capital ratio, as calculated under the terms of the ONEOK Credit Agreement, was 38.1 percent, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement.

The ONEOK Partners Credit Agreement’s covenants include, among other things, maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners Credit Agreement, adjusted for all non-cash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5 to 1.  If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will  increase to 5.5 to 1 for the three calendar quarters following the acquisitions.  Upon breach of any covenant, discussed above, amounts outstanding under the ONEOK Partners Credit Agreement may become immediately due and payable.  At September 30, 2010, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 3.8 to 1, and ONEOK Partners was in compliance with all covenants under the ONEOK Partners Credit Agreement.

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

ONEOK Partners may redeem the notes due 2011, 2012, 2016, 2019, 2036 and 2037, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium.  The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date.  The notes due 2011, 2012, 2016, 2019, 2036 and 2037 are senior unsecured obligations, ranking equally in right of payment with all of ONEOK Partners’ existing and future unsecured senior indebtedness, and effectively junior to all of the existing and future debt and other liabilities of any non-guarantor subsidiaries, and are nonrecourse to ONEOK.

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

Capital Expenditures - ONEOK’s and ONEOK Partners’ capital expenditures are financed through operating cash flows, short- and long-term debt and the issuance of equity.  Capital expenditures were $356.3 million and $614.8 million for the nine months ended September 30, 2010 and 2009, respectively.  Of these amounts, ONEOK Partners’ capital expenditures were $202.8 million and $491.3 million for the nine months ended September 30, 2010 and 2009, respectively.

The following table sets forth our 2010 projected capital expenditures, excluding AFUDC:

2010 Projected Capital Expenditures
(Millions of dollars)
ONEOK Partners	$464
Distribution	215
Other	18
Total projected capital expenditures	$697

Overland Pass Pipeline Company - In September 2010, ONEOK Partners completed a transaction to sell a 49 percent ownership interest in Overland Pass Pipeline Company to a subsidiary of Williams, resulting in each joint-venture member now owning 50 percent of Overland Pass Pipeline Company.  In accordance with the joint-venture agreement, ONEOK Partners received approximately $423.7 million in cash at closing.  ONEOK Partners used the proceeds from the transaction to repay short-term debt and to fund a portion of its recently announced capital projects.

Northern Border Pipeline - Northern Border Pipeline anticipates requiring an additional equity contribution of approximately $102 million from its partners in 2011, of which ONEOK Partners’ share will be approximately $51 million based on its 50 percent equity interest.

Credit Ratings - ONEOK’s and ONEOK Partners’ long-term debt credit ratings as of September 30, 2010, are shown in the table below:

	ONEOK		ONEOK Partners
Rating Agency	Rating	Outlook	Rating	Outlook
Moody’s	Baa2	Stable	Baa2	Stable
S&P	BBB	Stable	BBB	Stable

ONEOK’s and ONEOK Partners’ commercial paper are rated Prime-2 by Moody’s and A2 by S&P.  ONEOK’s and ONEOK Partners’ credit ratings, which are currently investment grade, may be affected by a material change in financial ratios or a material event affecting the business.  The most common criteria for assessment of credit ratings are the debt-to-capital ratio, business risk profile, pretax and after-tax interest coverage, and liquidity.  ONEOK and ONEOK Partners do not currently anticipate their respective credit ratings to be downgraded.  However, if ONEOK’s or ONEOK Partners’ credit ratings were downgraded, the interest rates, as applicable, on ONEOK’s and ONEOK Partners’ commercial paper borrowings and borrowings under the ONEOK Credit Agreement or the ONEOK Partners Credit Agreement would increase, and ONEOK or ONEOK Partners could potentially lose access to the commercial paper market.  In the event that ONEOK is unable to borrow funds under its commercial paper program and there has not been a material adverse change in its business, ONEOK would continue to have access to the ONEOK Credit Agreement, which expires in July 2011.  In the event that ONEOK Partners is unable to borrow funds under its commercial paper program and there has not been a material adverse change in its business, ONEOK Partners would continue to have access to the ONEOK Partners Credit Agreement.  An adverse rating change alone is not a default under the ONEOK Credit Agreement or the ONEOK Partners Credit Agreement.  See additional discussion about our credit ratings under “Long-term Financing.”

Our Energy Services segment relies upon the investment-grade credit rating of ONEOK’s senior unsecured long-term debt to reduce its collateral requirements.  If ONEOK’s credit ratings were to decline below investment grade, our ability to participate in energy marketing and trading activities could be significantly limited.  Without an investment-grade rating, we may be required to fund margin requirements with our counterparties with cash, letters of credit or other negotiable instruments.  At September 30, 2010, ONEOK could have been required to fund approximately $7.0 million in margin requirements related to financial contracts upon such a downgrade.  A decline in ONEOK’s credit rating below investment grade may also significantly impact other business segments.

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

Commodity Prices - We are subject to commodity price volatility.  Significant fluctuations in commodity prices may impact our overall liquidity due to the impact commodity price changes have on our cash flows from operating activities, including the impact on working capital for NGLs and natural gas held in storage, margin requirements and certain energy-related receivables.  We believe that ONEOK’s and ONEOK Partners’ available credit and cash and cash equivalents are adequate to meet liquidity requirements associated with commodity price volatility.  See discussion beginning on page 59 under “Commodity Price Risk” in Item 3, Quantitative and Qualitative Disclosures about Market Risk, for information on our hedging activities.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Nine Months Ended		Variances
	September 30,		2010 vs. 2009
	2010	2009	Increase (Decrease)
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$760.0	$1,270.9	$(510.9)	(40%)
Investing activities	79.5	(621.6)	701.1	*
Financing activities	(818.4)	(1,107.2)	288.8	26%
Change in cash and cash equivalents	21.1	(457.9)	479.0	*
Cash and cash equivalents at beginning of period	29.4	510.1	(480.7)	(94%)
Cash and cash equivalents at end of period	$50.5	$52.2	$(1.7)	(3%)
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

Cash flows from operating activities, before changes in operating assets and liabilities, were $721.7 million for the nine months ended September 30, 2010, compared with $623.4 million for the same period in 2009.  The increase was due primarily to changes in net margin and operating expenses discussed in “Consolidated Operations” in Financial Results and Operating Information beginning on page 39.

The changes in operating assets and liabilities increased operating cash flows $38.3 million for the nine months ended September 30, 2010, compared with an increase of $647.5 million for the same period in 2009, primarily as a result of the following:
•	the impact of commodity prices on our operating assets and liabilities; offset partially by
•	the increase in volumes of commodities in storage primarily in our Distribution segment and ONEOK Partners’ natural gas liquids business.

Investing Cash Flows - Cash provided by investing activities increased for the nine months ended September 30, 2010, compared with cash used in investing activities for the same period in 2009, due primarily to the $423.7 million in proceeds ONEOK Partners received from the Overland Pass Pipeline transaction reduced capital expenditures as a result of the completion of ONEOK Partners’ capital projects in 2009; and reduced contributions to and distributions from unconsolidated affiliates.

Financing Cash Flows - Cash used in financing activities decreased for the nine months ended September 30, 2010, compared with the same period last year, due primarily to the following:
•	Net repayments of notes payable were $555.5 million during the first nine months of 2010, compared with net repayments of $1.4 billion for the same period in 2009;
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

•
The change in net proceeds generated from ONEOK Partners’ common unit offerings for the nine months ended September 30, 2010, compared with the same period last year, is due primarily to the following:

-
In February 2010, ONEOK Partners’ common unit offering generated net proceeds of approximately $322.7 million.  In addition, ONEOK Partners GP contributed $6.8 million in order to maintain its 2 percent general partner interest.  ONEOK Partners used the proceeds to repay borrowings under the ONEOK Partners Credit Agreement and for general partnership purposes.

-
In July 2009, ONEOK Partners’ common unit offering generated net proceeds of approximately $241.6 million.  In addition, ONEOK Partners GP contributed $5.1 million in order to maintain its 2 percent general partner interest.  ONEOK Partners used the proceeds to repay borrowings under the ONEOK Partners Credit Agreement and for general partnership purposes;

•	Increased ONEOK dividends paid of $1.34 per share for the nine months ended September 30, 2010, compared with $1.22 per share for the same period last year; and
•
Increased ONEOK Partners distributions paid to noncontrolling interests in consolidated subsidiaries of $3.33 per unit for the nine months ended September 30, 2010, compared with $3.24 per unit for the same period last year.

ENVIRONMENTAL AND SAFETY MATTERS

Additional information about our environmental matters is included in Note H of the Notes to Consolidated Financial Statements in this Quarterly Report.

Pipeline Safety - We are subject to Pipeline and Hazardous Materials Safety Administration regulations, including integrity management regulations.  The Pipeline Safety Improvement Act of 2002 requires pipeline companies to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas.  We are in compliance with all material requirements associated with the various pipeline safety regulations.  Currently, Congress is reauthorizing existing Pipeline Safety legislation, and there are also a number of new bills addressing pipeline safety being considered.  We are monitoring activity concerning the reauthorization and proposed new legislation, as well as potential changes in the Pipeline and Hazardous Materials Safety Administration’s regulations, to assess the potential impact on our operations.  At this time, no revised or new legislation has been enacted, and potential cost, fees or expenses associated with changes or new legislation are unknown.  We cannot provide assurance that existing pipeline safety regulations will not be revised or interpreted in a different manner or that new regulations will not be adopted that could result in increased compliance costs or additional operating restrictions.

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

In addition, the EPA issued a rule on air-quality standards, “National Emission Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines,” also known as RICE NESHAP, scheduled to be adopted in 2013.  The rule will require capital expenditures over the next three years for the purchase and installation of new emissions-control equipment.  We do not expect these expenditures to have a material impact on our results of operations, financial position or cash flows.

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
•	the effects of weather and other natural phenomena, including climate change, on our operations, including energy sales and demand for our services and energy prices;
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
•
the results of administrative proceedings and litigation, regulatory actions, rule changes and receipt of expected clearances involving the OCC, KCC, Texas regulatory authorities or any other local, state or federal regulatory body, including the FERC and the Pipeline and Hazardous Materials Safety Administration;

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

Energy Services

Fair Value Component of Energy Marketing and Risk Management Assets and Liabilities - The following table sets forth the fair value component of our energy marketing and risk management assets and liabilities, excluding $159.3 million of net assets from derivative instruments designated as either fair value or cash flow hedges at September 30, 2010:

Fair Value Component of Energy Marketing and Risk Management Assets and Liabilities
(Thousands of dollars)
Net fair value of derivatives outstanding at December 31, 2009	$2,725
Derivatives reclassified or otherwise settled during the period	(6,847)
Fair value of new derivatives entered into during the period	34,242
Other changes in fair value	(21,786)
Net fair value of derivatives outstanding at September 30, 2010 (a)	$8,334
(a) - The maturities of derivatives are based on injection and withdrawal periods from April through March, which is consistent with our business strategy. The maturities are as follows: $2.8 million matures through March 2011 and $5.5 million matures through March 2012.

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

The potential impact on our future earnings was $4.1 million and $8.2 million at September 30, 2010 and 2009, respectively.  The following table sets forth the average, high and low VAR calculations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Value-at-Risk	2010	2009	2010	2009
	(Millions of dollars)
Average	$4.9	$6.8	$6.3	$8.6
High	$7.5	$9.1	$9.6	$14.1
Low	$3.3	$4.6	$3.3	$4.6

ITEM 4.                      CONTROLS AND PROCEDURES

Quarterly Evaluation of Disclosure Controls and Procedures - Our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report based on the evaluation of the controls and procedures required by Rules 13a-15(b) of the Exchange Act.

Changes in Internal Controls Over Financial Reporting - There have been no changes in our internal control over financial reporting during the third quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Additional information about our legal proceedings is included under Part I, Item 3, Legal Proceedings, in our Annual Report and in our Quarterly Reports filed for the periods ending June 30, 2010 and March 31, 2010.

Gas Index Pricing Litigation - As previously reported, we, our subsidiary ONEOK Energy Services Company, L.P. (“OESC”) and one other affiliate are defending, either individually or together, against multiple lawsuits claiming damages resulting from the alleged market manipulation or false reporting of prices to gas index publications by us and others.  On September 2, 2010, oral argument on the appeal in the Missouri Public Service Commission v. ONEOK, Inc., et al., case was heard by the Missouri Supreme Court.  The Missouri Supreme Court issued an Order on September 21, 2010, transferring the case to the Missouri Court of Appeals, Western District.  On September 24, 2010, the Missouri Court of Appeals issued an Order readopting its previous opinion in the case that affirmed the trial court’s dismissal of the case.  This dismissal is final and formally concludes the case.  We continue to vigorously defend against the claims involved in each of the remaining cases.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth information relating to our purchases of our common stock for the periods indicated:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Be Purchased Under the Plans or Programs

July 1-31, 2010	1,511	(a), (b)	$22.48	-	-
August 1-31, 2010	44,675	(a)	$28.18	-	-
September 1-30, 2010	200	(a)	$22.31	-	-
Total	46,386		$27.97	-	-

(a) - Includes shares withheld pursuant to attestation of ownership and deemed tendered to us in connection with the exercise of stock options under the ONEOK, Inc. Long-Term Incentive Plan, as follows:
1,500 shares for the period of July 1-31, 2010
44,675 shares for the period of August 1-31, 2010
200 shares for the period of September 1-30, 2010

(b) - Includes shares repurchased directly from employees, pursuant to our Employee Stock Award Program, as follows:
11 shares for the period July 1-31, 2010

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

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in XBRL: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009; (iii) Consolidated Balance Sheets at September 30, 2010, and December 31, 2009; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; (v) Consolidated Statement of Changes in Equity for the nine months ended September 30, 2010; (vi) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2010 and 2009; and (vii) Notes to Consolidated Financial Statements.

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

ONEOK, Inc. Registrant
Date: November 3, 2010	By:	/s/ Curtis L. Dinan
Curtis L. Dinan Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)