Form 10-K
ONEOK INC /NEW/
filed 2011-02-22
CIK 1039684

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes X   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one) Large accelerated filer X       Accelerated filer __         Non-accelerated filer __           Smaller reporting company __

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes__   No X.

Aggregate market value of registrant’s common stock held by non-affiliates based on the closing trade price on June 30, 2010, was $4.6 billion.

On February 14, 2011, the Company had 107,021,170 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 25, 2011, are incorporated by reference in Part III.

ONEOK, Inc.
2010 ANNUAL REPORT

As used in this Annual Report, references to “we,” “our” or “us” refer to ONEOK, Inc., an Oklahoma corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Annual Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2010
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
Btu(s)	British thermal units, a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit
Bushton Plant	Bushton Gas Processing Plant
CFTC	Commodities Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act Amendments of 1972, as amended
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EBITDAR	Earnings before interest expense, income taxes, depreciation and amortization and rent expense
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
Guardian Pipeline	Guardian Pipeline, L.L.C.
Heartland	Heartland Pipeline Company
IRS	Internal Revenue Service
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
LDCs	Local distribution companies
LIBOR	London Interbank Offered Rate
MBbl	Thousand barrels
MBbl/d	Thousand barrels per day
Mcf	Thousand cubic feet
MDth/d	Thousand dekatherms per day
Midwestern Gas Transmission	Midwestern Gas Transmission Company
MMBbl	Million barrels
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf	Million cubic feet
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Act	Natural Gas Act of 1938, as amended
Natural Gas Policy Act	Natural Gas Policy Act of 1978, as amended
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NGL(s)	Natural gas liquid(s)
Northern Border Pipeline	Northern Border Pipeline Company
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ONEOK	ONEOK, Inc.
ONEOK Credit Agreement	ONEOK’s amended and restated $1.2 billion revolving credit agreement dated July 14, 2006
ONEOK Partners	ONEOK Partners, L.P.

ONEOK Partners Credit Agreement	ONEOK Partners’ $1.0 billion amended and restated revolving credit agreement dated March 30, 2007
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and the sole general partner of ONEOK Partners
OPIS	Oil Price Information Service
Overland Pass Pipeline Company	Overland Pass Pipeline Company LLC
Quarterly Report	Quarterly Report(s) on Form 10-Q
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Rating Group
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
TransCanada	TransCanada Corporation
Viking Gas Transmission	Viking Gas Transmission Company
XBRL	eXtensible Business Reporting Language

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

PART I
ITEM 1.                      BUSINESS

GENERAL

We are a diversified energy company and successor to the company founded in 1906 known as Oklahoma Natural Gas Company.  Our common stock is listed on the NYSE under the trading symbol “OKE.”  We are the sole general partner and own 42.8 percent of ONEOK Partners, L.P. (NYSE: OKS), one of the largest publicly traded master limited partnerships.  ONEOK Partners is a leader in the gathering, processing, storage and transportation of natural gas in the United States.  In addition, ONEOK Partners owns one of the nation’s premier natural gas liquids systems, connecting NGL supply in the Mid-Continent and Rocky Mountain regions with key market centers.  We are the largest natural gas distributor in Oklahoma and Kansas and the third largest natural gas distributor in Texas, providing service as a regulated public utility to wholesale and retail customers.  Our largest distribution markets are Oklahoma City and Tulsa, Oklahoma; Kansas City, Wichita and Topeka, Kansas; and Austin and El Paso, Texas.  Our energy services business is engaged in providing premium natural gas marketing services to its customers across the United States.

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

Business Strategy

Our primary business strategy is to deliver consistent growth and sustainable earnings, while focusing on safe, reliable, environmentally responsible and legally compliant operations for our customers, employees, contractors and the public through the following:
•
Operate in a safe, reliable and environmentally responsible manner - environmental, safety and health issues continue to be a primary focus for us; our emphasis on environmental, safety and health initiatives has produced improvements in the key indicators we track;

•
Increase distributable cash flow at our ONEOK Partners segment through a combination of internal growth projects and strategic acquisitions - during 2010 ONEOK Partners’ cash distributions increased by 1 cent per unit each quarter, approximately a 3-percent increase compared with 2009; ONEOK Partners has added to its fee-based earnings with the completion of its more than $2.0 billion of capital projects in 2009, which generate predominantly fee-based earnings; ONEOK Partners has announced in 2010 and early 2011 an additional $1.8 billion to $2.1 billion in new capital projects in the Bakken Shale, the Cana-Woodford Shale and the Granite Wash areas, which, when completed, ONEOK Partners anticipates will provide additional earnings and cash flows;

•
Increase operating income in our Distribution segment - our Distribution segment benefited from rate strategies including a performance-based rate mechanism in Oklahoma, capital-recovery mechanisms in Kansas and portions of Texas and cost-of-service adjustments in certain Texas jurisdictions that address investments in rate base and changes in expense;  our Distribution segment’s operating efficiencies include investments in automated meters in Oklahoma, upgrades to service-order scheduling and dispatch systems and a driver-monitoring system;

•
Continue our focus on our key markets in our Energy Services segment - our Energy Services segment continues its focus on providing customer-specific premium services and continues to realign its contracted storage and transportation capacity with its customers’ premium-service requirements;

•
Execute strategic acquisitions that provide long-term value - we remain a disciplined buyer of assets and continue to evaluate assets that come to market.  We did not consummate any acquisitions in 2010;

•
Manage our balance sheet to maintain strong credit ratings - our balance sheet remains strong, ending 2010 with a capitalization structure of 40-percent debt and 60-percent equity, excluding the debt of ONEOK Partners; we will seek to maintain our investment-grade credit ratings; and

•
Attract, develop and retain employees to support strategy execution - we continue to execute on our recruiting strategy that targets colleges, universities and vocational-technical schools in our operating areas; we also continue development efforts with our current employees.

EXECUTIVE SUMMARY

Our 2010 operating results include the benefits from a full year of operation of more than $2.0 billion in growth projects completed by ONEOK Partners in 2009, reflecting increases in NGL volumes gathered, fractionated and sold, natural gas transportation capacity contracted and natural gas volumes processed in the Williston Basin.  ONEOK Partners expects continued development of the reserves in the Bakken Shale and Three Forks formations in the Williston Basin and in the Cana-Woodford Shale and Granite Wash areas in Oklahoma and Texas as drilling activities increase in these areas.   Additionally, we benefited from the new rate design that was implemented in Oklahoma in our Distribution segment.  Our Energy Services segment continues to align its contracted natural gas transportation and storage capacity with the needs of its premium-services customers to reduce annual earnings volatility.

ONEOK Partners has announced approximately $1.8 billion to $2.1 billion in growth projects, primarily in the Williston Basin in North Dakota and the Cana-Woodford Shale and Granite Wash areas in Oklahoma and Texas that will enable it to meet the rapidly growing needs of crude oil and natural gas producers as they increase their drilling activities.

Drilling rig counts in Dunn, McKenzie and Williams counties in North Dakota have increased dramatically since the beginning of 2010.  The development of the reserves in the Bakken Shale and Three Forks formations in the Williston Basin are being driven primarily by crude oil economics, with the associated natural gas production having a high NGL content.  Current natural gas processing and natural gas liquids infrastructure in the Williston Basin is being expanded to accommodate the additional production from the increased development activities.  ONEOK Partners has announced plans to invest $1.5 to $1.8 billion in the Williston Basin in North Dakota.

In addition to the growth projects in the Williston Basin, ONEOK Partners has announced plans to invest approximately $270 million to $330 million in its existing Mid-Continent infrastructure, primarily in the Cana-Woodford Shale and Granite Wash areas.  The expansions and upgrades will increase its ability to accommodate the growing natural gas and NGL supply from producers and natural gas processors as drilling activities increase in these areas.  These investments will expand its ability to transport raw NGLs from these supply areas to fractionation facilities in Kansas, Oklahoma and Texas and distribute NGL products to the Mid-Continent, Gulf Coast and upper Midwest market centers.  A portion of these investments will also allow ONEOK Partners to increase the utilization of its natural gas processing capacity in Oklahoma.

During 2010, we paid cash dividends of $1.82 per share, an increase of approximately 11.0 percent from the $1.64 per share paid during 2009.  In January 2011, we declared a dividend of $0.52 per share ($2.08 per share on an annualized basis), an increase of approximately 18.2 percent from the $0.44 declared in January 2010.

During 2010, ONEOK Partners paid cash distributions to its limited partners totaling $4.46 per unit, an increase of approximately 3.0 percent from the $4.33 per unit paid during 2009.  In January 2011, a cash distribution to ONEOK Partners’ limited partners of $1.14 per unit ($4.56 per unit on an annualized basis) was declared, an increase of approximately 3.6 percent from the $1.10 declared in January 2010.

During 2010, we relied primarily on operating cash flow, commercial paper and distributions from ONEOK Partners to fund our liquidity and capital requirements.  ONEOK Partners utilized available cash, its ONEOK Partners Credit Agreement, commercial paper and the proceeds from the sale of a 49-percent ownership interest in Overland Pass Pipeline Company to fund its liquidity needs, repay $250 million of its maturing senior notes and fund its capital expenditures.  Additionally, ONEOK Partners accessed the public equity markets in February 2010, generating net proceeds of approximately $322.7 million for its long-term financing needs.

In January 2011, ONEOK Partners completed an underwritten public offering of senior notes generating net proceeds of approximately $1.28 billion.  ONEOK’s and ONEOK Partners’ ability to continue to access capital markets for debt and equity financing under reasonable terms depends on market conditions and their respective financial condition and credit ratings.  We anticipate that our cash flow generated from operations, existing capital resources and distributions from ONEOK Partners will enable us to maintain our current level of operations, our planned operations and fund our three-year, $750 million stock repurchase program.  ONEOK Partners anticipates that its cash flow generated from operations, existing capital resources and ability to obtain financing will enable it to maintain its current level of operations and its planned operations, as well as fund its capital expenditures.

See Item 7,  Management’s Discussion and Analysis of Financial Condition and Results of Operation, for more information on our growth projects, results of operations, liquidity and capital resources.

SEGMENT FINANCIAL INFORMATION

Operating Income, Customers and Total Assets - See Note Q of the Notes to Consolidated Financial Statements in this Annual Report for disclosure by segment of our operating income and total assets and for a discussion of revenues from external customers.

NARRATIVE DESCRIPTION OF BUSINESS

ONEOK Partners

Ownership - We own approximately 42.4 million common and Class B limited partner units, and the entire 2-percent general partner interest, which, together, represents a 42.8-percent ownership interest in ONEOK Partners.  We receive distributions from ONEOK Partners on our common and Class B units and our 2-percent general partner interest, which includes our incentive distribution rights.  See Note O of the Notes to Consolidated Financial Statements in this Annual Report for discussion of our incentive distribution rights.

Description of Business

Natural gas gathering and processing business - ONEOK Partners’ natural gas gathering and processing business is engaged in the gathering and processing of natural gas produced from crude oil and natural gas wells, primarily in the Mid-Continent and Rocky Mountain regions, which include the Anadarko Basin of Oklahoma that contains the NGL-rich Cana-Woodford Shale formation, Hugoton and Central Kansas Uplift Basins of Kansas, the Williston Basin of Montana and North Dakota that includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations, and the Powder River Basin of Wyoming.  Through gathering systems, natural gas is aggregated and treated or processed for removal of water vapor, solids and other contaminants, and to extract NGLs in order to provide marketable natural gas, commonly referred to as residue gas.  When the NGLs are separated from the unprocessed natural gas at the processing plants, the NGLs are generally in the form of a mixed, unfractionated NGL stream.  In the Powder River Basin, the natural gas that ONEOK Partners gathers is coal-bed methane, or dry natural gas, that does not require processing or NGL extraction, in order to be marketable; dry natural gas is gathered, compressed and delivered into a downstream pipeline or marketed for a fee.

Revenue from the natural gas gathering and processing business is derived primarily from the following three types of contracts:
•
Percent of proceeds - ONEOK Partners retains a percentage of the NGLs and/or a percentage of the residue gas as payment for gathering, treating, compressing and processing the producer’s natural gas.  This type of contract represented approximately 35 percent and 32 percent of gathering and processing contracted volumes for 2010 and 2009, respectively.

•
Fee - ONEOK Partners is paid a fee for the services it provides based on Btus gathered, treated, compressed and/or processed.  This type of contract represented approximately 61 percent and 63 percent of gathering and processing contracted volumes for 2010 and 2009, respectively.

•
Keep-whole - ONEOK Partners extracts NGLs from unprocessed natural gas and returns to the producer volumes of residue gas containing the same amount of Btus as the unprocessed natural gas that was originally delivered.  This type of contract represented approximately 4 percent and 5 percent of gathering and processing contracted volumes for 2010 and 2009, respectively, with approximately 85 percent and 84 percent of that contracted volume containing language that effectively converts these contracts into fee contracts when the gross processing spread is negative.

Natural gas pipelines business - ONEOK Partners’ natural gas pipeline business operates interstate and intrastate natural gas transmission pipelines, natural gas storage facilities and non-processable natural gas gathering facilities.  ONEOK Partners also provides natural gas transportation and storage services in accordance with Section 311(a) of the Natural Gas Policy Act.  ONEOK Partners’ FERC-regulated interstate assets transport natural gas through pipelines that access supply from Canada and from the Mid-Continent, Rocky Mountain and Gulf Coast regions.  ONEOK Partners’ intrastate natural gas pipeline assets are located in Oklahoma, Texas and Kansas, and have access to major natural gas producing areas in those states.  ONEOK Partners owns underground natural gas storage facilities in Oklahoma, Kansas and Texas.

ONEOK Partners’ revenues from its natural gas pipelines are derived typically from fee-based services provided to its customers.  ONEOK Partners’ revenues from its natural gas pipelines are generated under the following types of fee-based contracts:
•
Firm service - Customers can reserve a fixed quantity of pipeline or storage capacity for the terms of their contracts.  Under this type of contract, the customer pays a fixed fee for a specified quantity regardless of their actual usage and is generally guaranteed access to the capacity they reserve; and

•
Interruptible service - Customers may utilize available capacity after firm-service requests are satisfied or on an as-available basis.  Under the interruptible service contract, the customer is not guaranteed use of our pipelines and storage facilities unless excess capacity is available.

Natural gas liquids business - ONEOK Partners’ natural gas liquids business gathers, treats, fractionates and transports NGLs and distributes and stores NGL products.  ONEOK Partners’ natural gas liquids gathering pipelines deliver unfractionated NGLs gathered from natural gas processing plants located in Oklahoma, Kansas, Texas and the Rocky Mountain region to fractionators it owns in Oklahoma, Kansas and Texas, as well as to third-party fractionators and third-party pipelines.  The NGLs are then separated through the fractionation process into the individual NGL products that realize the greater economic value of the NGL components.  The individual NGL products are then stored or distributed to petrochemical manufacturers, heating-fuel users, refineries and propane distributors through ONEOK Partners’ FERC-regulated distribution pipelines that move NGL products from Oklahoma and Kansas to the Mid-Continent and Gulf Coast NGL market centers, as well as the Midwest markets near Chicago, Illinois.

Revenue for the natural gas liquids business is derived primarily from fee-based services provided to ONEOK Partners’ customers and physical optimization of its assets.  The sources of revenue are categorized as follows:
•
Exchange services - ONEOK Partners gathers and transports unfractionated NGLs to owned and third-party fractionators and third-party pipelines, where they are separated into marketable NGL products and redelivered to a market center for a fee;

•
Optimization and marketing - ONEOK Partners uses its asset base, portfolio of contracts and market knowledge to capture location and seasonal price differentials through transactions that optimize the flow and value of its NGL products between the major market centers in the Mid-Continent and the Gulf Coast, as well as markets near Chicago, Illinois;

•	Isomerization - ONEOK Partners converts normal butane to the more valuable iso-butane used by the refining industry to increase the octane of motor gasoline;
•	Storage services - ONEOK Partners stores NGLs for a fee; and
•	Transportation - ONEOK Partners transports NGLs under its FERC-regulated tariffs.

The main factors that affect ONEOK Partners’ margins from its natural gas liquids business are:
•	NGL transportation and fractionation volumes and associated fees;
•	natural gas processing, gathering, transportation and storage volumes and associated fees;
•	weather impacts on demand and operations;
•	the differences between the Mid-Continent, Gulf Coast and Rocky Mountain natural gas prices, the crude oil and the daily average prices for its NGL products sold;
•	the relative value of ethane to natural gas; and
•	location and seasonal natural gas and NGL product price differentials.

Market Conditions and Seasonality - Supply - ONEOK Partners’ business is affected by the economy, commodity price volatility and weather.  The strength of the economy has a direct relationship on manufacturing and industrial companies’ demand for natural gas and NGL products.  Volatility in the commodity markets impacts the decisions of ONEOK Partners’ producers and customers related to the output from natural gas wells, storage activity for natural gas and natural gas liquids, and demand for the various NGL products.  In addition, its natural gas liquids pipelines and fractionation facilities are affected by operational or market-driven changes in the output of the natural gas processing plants to which they are connected.  Natural gas and NGL output from gas processing plants may increase or decrease, affecting the quality of natural gas and volume of NGLs transported through the systems, as a result of the gross processing spread, which is the difference between the relative Btu value of the composite price of NGLs and the Btu value of natural gas, primarily ethane and natural gas.  In addition, volumes delivered through the system may increase or decrease as a result of the relative NGL price fluctuations between the Mid-Continent and Gulf Coast NGL market centers.  Natural gas transportation throughput fluctuates due to rainfall that impacts irrigation demand, warmer temperatures that affect power generation demand and cooler temperatures that affect heating demand.

Natural gas and NGL supply is affected by drilling rig availability, operating capability and producer drilling activity, which is sensitive to commodity prices, exploration success, access to capital and regulations.  Higher crude oil prices and advances in horizontal drilling and completion technology are having a positive impact on drilling activity in the shale areas, providing an offset to the less favorable supply development in the non-shale areas.

Additionally, significant factors that can impact the supply of Canadian natural gas transported by certain ONEOK Partners’ pipelines are the Canadian natural gas available for export, Canadian storage capacity and United States demand for Canadian natural gas.

Demand - Demand for natural gas gathering and processing services is typically aligned with the production of natural gas.  ONEOK Partners’ natural gas processing plant operations can be adjusted to respond to market conditions, such as demand for ethane.  By changing operating parameters at certain plants, ONEOK Partners can reduce, to some extent, the amount of ethane and propane recovered if prices or processing margins are unfavorable.

Demand for natural gas pipeline transportation service and natural gas storage is related directly to demand for natural gas in the markets that the natural gas pipelines and storage facilities serve, and is affected by weather, the economy and natural gas price volatility.  Demand for services can also be impacted as coal-fired electric generators consider natural gas as an alternative fuel.  The effect of weather on ONEOK Partners’ natural gas pipelines operations is discussed below under “Seasonality.”  The strength of the economy impacts directly manufacturing and industrial companies that consume natural gas.  Commodity price volatility can influence customers’ decisions related to the usage of natural gas versus alternative fuels and natural gas storage injection and withdrawal activity.

Demand for NGLs and the ability of natural gas processors to sustain successful and economical operations impacts the volume of unfractionated NGLs produced by natural gas processing plants, thereby affecting the demand for natural gas liquids gathering, fractionation, storage and distribution services.  Natural gas and propane are subject to weather-related seasonal demand.  Other NGL products are affected by economic conditions and the demand associated with the various industries that utilize the commodity, such as butanes and natural gasoline, which are used by the refining industry as blending stocks for motor fuel, denaturant for ethanol and diluents for crude oil.  Ethane/propane mix, propane, normal butane and natural gasoline are used by the petrochemical industry to produce chemical products, such as plastic, rubber and synthetic fiber.

Commodity Prices - Crude oil, natural gas and NGL prices can be volatile due to market conditions.  Commodity prices can also be impacted by demand for products by the petrochemical industry and other consumers, storage injection and withdrawal rates and available storage capacity.  ONEOK Partners is exposed to commodity price risk in its natural gas gathering and processing business, as a result of receiving commodities in exchange for services primarily on percent-of-proceeds contracts and in its natural gas liquids business from the NGLs it purchases and sells.  ONEOK Partners is also exposed to market risk associated with the price differentials between receipt and delivery points along its natural gas and natural gas liquids pipelines, also known as basis differentials.  Fluctuations in basis differentials impact the rates its natural gas pipelines’ customers with competitive alternatives are willing to pay and the optimization opportunities for its natural gas liquids business.  ONEOK Partners’ natural gas and NGL storage revenues are impacted by the differential between the forward price of natural gas and NGLs and the price of natural gas and NGLs on the spot market.  Additionally, fluctuations in the relative price differential between natural gas, NGLs and individual NGL products impacts ONEOK Partners’ natural gas liquids exchange services and transportation revenues and, to a lesser extent, margins on its natural gas gathering and processing keep-whole contracts.

Seasonality - Our ONEOK Partners segment’s products are subject to weather-related seasonal demand.  Cold temperatures typically increase demand for natural gas and propane, which are used to heat homes and businesses.  Warm temperatures typically drive demand for natural gas used for gas-fired electric generation needed to meet the electricity-generation demand required to cool residential and commercial properties.  Precipitation levels can impact the demand for natural gas that is used to fuel irrigation activity in the Mid-Continent region and demand for propane used to fuel crop-drying activity.  Demand for butane and natural gasoline, which are primarily used by the refining industry as blending stocks for motor fuel, denaturant for ethanol and diluents for crude oil, may also be subject to some variability as automotive travel increases and as seasonal gasoline formulation standards are implemented.  During periods of peak demand for a certain commodity, prices for that product typically increase, which may influence processing and fractionation decisions.

 Competition - ONEOK Partners’ natural gas and natural gas liquids businesses compete directly with other companies for natural gas and NGL supplies, markets and services.  Competition for natural gas transportation services continues to increase as new infrastructure projects are completed and the FERC and state regulatory bodies continue to encourage additional competition in the natural gas markets.  Competition is based primarily on fees for services, quality of services provided, current and forward natural gas and NGL prices and proximity to supply areas and markets.  ONEOK Partners believes that its assets enable it to compete effectively.

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

ONEOK Partners is responding to these industry conditions by making capital investments to access new supplies; increasing gathering, fractionation, storage and transportation capacity; increasing storage, withdrawal and injection capabilities; and improving natural gas processing efficiency and reduce operating costs.  ONEOK Partners is also evaluating asset consolidation opportunities to maximize earnings and renegotiating low-margin contracts.  The principal goal of the contract renegotiation effort is to improve margins and reduce risk.

Government Regulation - The FERC has traditionally maintained that a natural gas processing plant is not a facility for the transportation or sale for resale of natural gas in interstate commerce and, therefore, is not subject to jurisdiction under the Natural Gas Act.  Although the FERC has made no specific declaration as to the jurisdictional status of ONEOK Partners’ natural gas processing operations or facilities, ONEOK Partners’ natural gas processing plants are primarily involved in removing NGLs and, therefore, ONEOK Partners believes, its natural gas processing plants are exempt from FERC jurisdiction.  The Natural Gas Act also exempts natural gas gathering facilities from the jurisdiction of the FERC.  ONEOK Partners believes its natural gas gathering facilities and operations meet the criteria used by the FERC for non-jurisdictional gathering facility status.  However, ONEOK Partners is subject to newly adopted FERC regulations that require it to publicly post certain natural gas flow information on ONEOK Partners’ website.  Interstate transmission facilities remain subject to FERC jurisdiction.  The FERC has historically distinguished between these two types of facilities, either interstate or intrastate, on a fact-specific basis.  ONEOK Partners also transports residue gas from its natural gas processing plants to interstate pipelines in accordance with Section 311(a) of the Natural Gas Policy Act.

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

Unconsolidated Affiliates - Our ONEOK Partners segment has investments in unconsolidated affiliates which include Northern Border Pipeline, Overland Pass Pipeline Company, three partnerships that operate natural gas gathering systems located primarily in the Powder River of Wyoming and other investments.  Northern Border Pipeline is a leading transporter of natural gas imported from Canada into the United States.  Overland Pass Pipeline Company operates an interstate natural gas liquids pipeline system that transports natural gas liquids from the Rocky Mountain region to the Mid-Continent NGL market center.

See Note N of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of ONEOK Partners’ unconsolidated affiliates.

Distribution

Business Strategy - The strategies for our Distribution segment include:
•
minimizing the gap between actual and allowed returns through sustainable cost reductions and innovative rate strategies that provide faster cost recovery for shareholders while simultaneously stabilizing rates for consumers;

•	growing rate base through investment in our system while emphasizing safety and efficiency; and
•	providing customer programs designed to reduce volumetric sensitivity and create value for our customers.

Our regulatory strategy incorporates rate features that reduce earnings lag, protect margin and mitigate risks.  These strategies include performance-based rate mechanisms in Oklahoma and capital-recovery mechanisms in Kansas and portions of Texas.  In addition, we also have cost-of-service adjustments in certain Texas markets that address investments in rate base and changes in expense.  Margin protection strategies include increased fixed-customer charges in all three states, as well as weather normalization mechanisms.  Risk mitigation strategies include fuel-related bad-debt recovery mechanisms in Oklahoma, Kansas and portions of Texas.

Description of Business - Our Distribution segment provides natural gas distribution services to more than 2 million customers in Oklahoma, Kansas and Texas through Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service.  We serve residential, commercial, industrial and transportation customers in all three states.  In addition, our distribution companies serve wholesale and public authority customers.

Our operating results are affected primarily by the number of customers, usage and the ability to collect delivery rates that provide a reasonable rate of return on our investment and recovery of our cost of service.  Natural gas costs are passed through to our customers based on the actual cost of natural gas purchased by the respective distribution companies and related expenses.  Substantial fluctuations in natural gas sales can occur from year to year without materially or adversely impacting our net margin, since the fluctuations in natural gas costs affect natural gas sales and cost of gas by an equivalent amount.  Higher natural gas costs may cause customers to conserve or use alternative energy sources.  Higher natural gas costs may also impact adversely our accounts receivable collections, resulting in higher bad-debt expense.  Recovery of the fuel-related portion of bad debts is allowed in all three states.

Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service distribute natural gas as public utilities to approximately 82 percent, 67 percent and 13 percent of the distribution markets for Oklahoma, Kansas and Texas, respectively.  Natural gas sold to residential and commercial customers accounts for approximately 80 and 19 percent of our natural gas sales, respectively, in Oklahoma; 75 and 19 percent of our natural gas sales, respectively, in Kansas; and 70 and 22 percent of our natural gas sales, respectively, in Texas.

In the first quarter of 2010, responsibility for our retail marketing business was transferred to our Distribution segment from our Energy Services segment.  As a result, we have revised our reportable segments to reflect this change in responsibility.  Our retail marketing business provides physical marketing and supply services.  We manage the commodity price and volumetric risk in our retail operations through a variety of risk management and hedging activities.  Our retail marketing business serves municipal, small commercial, industrial and agricultural customers in the Mid-Continent region, residential and agricultural customers in Nebraska and residential customers in Wyoming.

Market Conditions and Seasonality - Supply - Our LDCs purchased 186 Bcf and 169 Bcf of natural gas supply in 2010 and 2009, respectively.  Our natural gas supply portfolio consists of long-term, seasonal and short-term contracts from a diverse group of suppliers.  These contracts are awarded through competitive-bidding processes to ensure reliable and competitively priced natural gas supply.  Our Distribution segment’s natural gas supply is purchased from a combination of natural gas processing plants, natural gas marketers and natural gas producers.

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

An objective of our supply-sourcing strategy is to diversify our supply among multiple production areas and suppliers.  This strategy is designed to protect receipt of supply from being curtailed by physical interruption, possible financial difficulties of a single supplier, natural disasters and other unforeseen force majeure events.

We do not anticipate problems with securing natural gas supply to satisfy customer demand; however, if supply shortages were to occur, each of our LDCs has curtailment tariff provisions in place that provide for: (i) reducing or discontinuing natural gas service to large industrial users; and (ii) requesting that residential and commercial customers reduce their natural gas requirements to an amount essential for public health and safety.  In addition, during times of critical supply problems, curtailments of deliveries to customers with firm contracts may be made in accordance with guidelines established by appropriate federal, state and local regulatory agencies.

Natural gas supply requirements are affected by changes in the natural gas consumption pattern of our customers that are driven by factors other than weather.  Economic conditions impact usage of commercial and industrial customers.  Natural gas usage per residential customer may decline as customers change their consumption patterns in response to: (i) more volatile and higher natural gas prices, as discussed above; (ii) customers’ improving the energy efficiency of existing homes by replacing doors and windows and adding insulation, along with retrofitting natural gas appliances with more efficient appliances; (iii) more energy-efficient construction; and (iv) fuel switching.  In each jurisdiction in which we operate, changes in customer usage profiles have been reflected in recent rate case proceedings, where rates have been adjusted to reflect current customer usage.

In managing our natural gas supply portfolios, we partially mitigate price volatility using a combination of financial derivatives and fixed price contracts.  Our regulatory authorities in each of the three states have approved natural gas hedging programs that have been in place over the last few years.  We do not utilize financial derivatives for speculative purposes nor do we have trading operations associated with our Distribution segment.  In addition, we utilized 39.3 Bcf of contracted storage capacity in 2010, which allows gas to be purchased during the off-peak season and stored for use in the winter periods.

Demand - Our retail business’ demand for natural gas is driven primarily by industrial and small commercial process requirements, heating requirements for municipalities and residential users, and agricultural requirements for irrigation.  Demand for the retail business is impacted significantly by temperature and precipitation variations.

See discussion below under “Seasonality” and “Competition” for factors affecting LDC demand.

Seasonality - Natural gas sales to residential and commercial customers are seasonal, as a substantial portion of their natural gas is used for heating.  Accordingly, the volume of natural gas sales is higher normally during the months of November through March than in other months of the year.  The impact on margins for our LDCs resulting from weather that is above or below normal is offset substantially through weather-normalization adjustments (WNA).  These adjustments are now approved by the regulatory authorities for our Oklahoma, Kansas and Texas service territories.  WNA allows us to increase customer billing to offset lower gas usage when weather is warmer than normal and decrease customer billing to offset higher gas usage when weather is colder than normal.

Competition - We encounter competition based on customers’ preference for natural gas, compared with other energy products, and the comparative prices of those other energy products.  The most significant product competition occurs between natural gas and electricity in the residential and small commercial markets.  We compete for space and water heating, cooking, clothes drying and other general energy needs.  Customers and builders typically make the decision on the type of equipment to install at initial installation and use the chosen energy source for the life of the equipment.  The markets in our service territories have become increasingly competitive.  Changes in the competitive position of natural gas relative to electricity and other energy products have the potential to cause a decline in consumption or in the number of future natural gas customers.

However, recent studies have demonstrated that assessing energy efficiency in terms of full fuel cycle analysis highlights the high overall efficiency of natural gas as a preferred fuel in residential and commercial uses, compared with electricity.  These studies may have a positive impact on the promotion of natural gas for these primary uses, as national energy and environmental policies and standards are reshaped.

We believe that we must maintain a competitive advantage in order to retain our customers, and, accordingly, we focus on providing safe, reliable and efficient service and controlling costs.  Our Distribution segment is subject to competition from other pipelines for our existing industrial load.  Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service compete for service to large industrial and commercial customers, and competition has and may continue to impact margins.

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

Government Regulation - Rates charged by LDCs in our Distribution segment for natural gas services are established by the OCC for Oklahoma Natural Gas and by the KCC for Kansas Gas Service.  Texas Gas Service is subject to regulatory oversight by the various municipalities that it serves, which have primary jurisdiction in their respective areas.  Rates in unincorporated areas of Texas and all appellate matters are subject to regulatory oversight by the RRC.  Natural gas purchase costs for our LDCs are included in the Purchased Gas Adjustment (PGA) clause rate that is billed to customers.  Our LDCs do not make a profit on the cost of natural gas.  Other changes in costs must be recovered through periodic rate adjustments approved by the OCC, KCC, RRC and various municipalities in Texas.  See pages 49-50 for a detailed description of our various regulatory initiatives.

See further discussion in the “Environmental and Safety Matters” section.

Energy Services

Business Strategy - Our Energy Services segment utilizes our network of contracted natural gas supply and contracted transportation and storage assets to provide premium services to our customers.  The asset positions afford us the flexibility to develop innovative, customer-specific demand delivery services for those we serve, at a competitive cost.  We also continue to align our strategic supply portfolio to complement our contracted asset position.  With these services and a focus on customer relationships, we expect to retain existing customers and attract new customers that generate recurring margins.

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

Our Energy Services segment requires working capital to purchase natural gas inventory, to reserve transportation and storage capacity and to meet cash collateral requirements associated with our risk management activities.  Our inventory purchases and hedging strategies are implemented with consideration given to ONEOK’s overall working capital requirements and liquidity.  Restrictions on our access to working capital may impact our inventory purchases and risk management activities, which could impact our results.  Our working capital costs would be impacted by a change in ONEOK’s current investment-grade credit rating.  See discussion under “Credit Risk” of Note C of the Notes to Consolidated Financial Statements in this Annual Report for additional information.

Description of Business - Our Energy Services segment’s primary focus is to create value for our customers by delivering physical natural gas products and risk-management services through our network of contracted natural gas transportation and storage capacity and natural gas supply.  This contracted storage and transportation capacity connects the major supply and demand centers throughout the United States and into Canada.  Our customers are primarily LDCs, electric utilities, and commercial and industrial end-users.  Our customers’ natural gas needs vary with seasonal changes in weather and are therefore somewhat unpredictable.

To ensure natural gas is available when our customers need it, we offer premium services and products that satisfy our customers’ swing and peaking natural gas commodity requirements on a year-round basis.  We also provide no-notice service, weather-related protection and other custom solutions based on our customers’ specific needs.  Our storage and transportation assets enable us to provide these services and provide us with opportunities to optimize our contracted assets through our application of market knowledge and risk-management skills.

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

We utilize our experience to optimize the value of our contracted assets and use our risk management and marketing capabilities to both manage risk and generate additional margins.  We apply a combination of cash flow and fair value hedge accounting when implementing hedging strategies that take advantage of favorable market conditions.  See Note C of the Notes to Consolidated Financial Statements in this Annual Report for additional information.  Additionally, certain non-trading transactions, which are economic hedges of our accrual transactions, such as our storage and transportation contracts, will not qualify for hedge accounting treatment.  These economic hedges receive mark-to-market accounting treatment, as they are derivative contracts and are not designated as part of a hedge relationship.  As a result, the underlying risk being hedged receives accrual accounting treatment, while we use mark-to-market accounting treatment for the economic hedges.  We cannot predict the earnings fluctuations from mark-to-market accounting, and the impact on earnings could be material.

Our working capital requirements related to our inventory in storage were as high as $284.3 million during 2010 and had decreased to $256.9 million by December 31, 2010.  In addition, margin requirements can result in increased working capital requirements.  During 2010, the amount we were required to post with counterparties to meet our margin requirements ranged from $0.7 million to $35.5 million, and the amount posted for our benefit by our counterparties ranged from $32.1 million to $115.2 million.

Our Energy Services segment conducts business with our ONEOK Partners and Distribution segments.  These services are provided under agreements with market-based terms.  Additionally, business with our LDCs is awarded through a competitive-bidding process. Through our wholesale marketing and risk management capabilities, we are a full-service supply provider to our Distribution segment’s retail marketing operations.  We manage the commodity price and volumetric risk in these operations through a variety of risk management and hedging activities.

Market Conditions and Seasonality - Supply - Our Energy Services segment maintains a natural gas supply portfolio consisting of various term-length contracted supply in all of the major producing regions, including the Rocky Mountain, Mid-Continent and Gulf Coast.  During periods of high natural gas demand, we utilize storage capacity that allows us to supplement natural gas supply volumes to meet our peak day demand obligations or market needs.

Demand - Demand under our swing and peaking natural gas requirements contracts in our wholesale operation is usually driven by the extent to which temperatures vary from normal levels.  A significant portion of this business is contracted during the winter period of November through March.

Seasonality - Due to the seasonality of natural gas consumption, storage withdrawals and demand for our products and services, earnings are higher normally during the winter months than the summer months.  Natural gas sales volumes are higher typically in the winter heating months than in the summer months, reflecting increased demand due to greater heating requirements and, typically, higher natural gas prices.  During periods of high natural gas demand, we utilize storage and transportation capacity that allows us to supplement natural gas supply volumes to meet our premium-services obligations or market needs.

Competition - Market conditions and uncertainties associated with the implementation of financial reform continue to affect liquidity in the financial derivatives market, particularly for basis swaps, which make it difficult to implement forward hedges around our transportation and storage positions.  In response to a competitive marketing environment, our strategy is to concentrate our efforts on providing reliable service during peak demand periods and capturing opportunities created by short-term pricing volatility.  We can compete effectively in the market by utilizing our contracted storage and transportation assets.  We continue to focus on building and strengthening supplier and customer relationships to execute our strategy and increase our market presence.

Government Regulation - Our Energy Services segment purchases natural gas for resale at negotiated rates in interstate commerce.  As such, it has been granted by FERC an automatic blanket certificate of public convenience and necessity authorizing such sales.  This is a limited certificate that does not subject our Energy Services segment to any other regulation of FERC under its Natural Gas Act jurisdiction.  Holders of blanket marketing certificates are subject to certain reporting and document retention requirements.

Other

Through ONEOK Leasing Company, L.L.C., and ONEOK Parking Company, L.L.C., we own a parking garage and an office building (ONEOK Plaza) in downtown Tulsa, Oklahoma, where our headquarters are located.  ONEOK Leasing Company, L.L.C., leases excess office space to others and operates our headquarters office building.  ONEOK Parking Company, L.L.C. owns and operates a parking garage adjacent to our headquarters.

FINANCIAL MARKETS LEGISLATION

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted, representing a far-reaching overhaul of the framework for regulation of United States financial markets.  Various regulatory agencies, including the SEC and the CFTC, have proposed regulations for implementation of many of the provisions of the Dodd-Frank Act and are currently seeking comments on the proposals.  We expect additional proposed regulations as the remaining provisions of the Dodd-Frank Act are implemented.  Until the final regulations are established, we are unable to ascertain how we may be affected.  Based on our assessment of the proposed regulations issued to date, we expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity and interest-rate risks; however, the costs of doing so may increase as a result of the new legislation.  We may also incur additional costs associated with our compliance with the new regulations and anticipated additional record-keeping, reporting and disclosure obligations.

ENVIRONMENTAL AND SAFETY MATTERS

Additional information about our environmental matters is included in Note P of the Notes to Consolidated Financial Statements in this Annual Report.

Pipeline Safety - We are subject to Pipeline and Hazardous Materials Safety Administration regulations, including integrity-management regulations.  The Pipeline Safety Improvement Act of 2002 requires pipeline companies to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas.  Currently, Congress is reauthorizing existing Pipeline Safety legislation, and there are also a number of new bills addressing pipeline safety being considered.  We are monitoring activity concerning the reauthorization and proposed new legislation, as well as potential changes in the Pipeline and Hazardous Materials Safety Administration’s regulations, to assess the potential impact on our operations.  At this time, no revised or new legislation has been enacted, and potential cost, fees or expenses associated with changes or new legislation are unknown.  We cannot provide assurance that existing pipeline safety regulations will not be revised or interpreted in a different manner or that new regulations will not be adopted that could result in increased compliance costs or additional operating restrictions.

Air and Water Emissions - The Clean Air Act, the Clean Water Act and analogous state laws impose restrictions and controls regarding the discharge of pollutants into the air and water in the United States.  Under the Clean Air Act, a federally enforceable operating permit is required for sources of significant air emissions.  We may be required to incur certain capital expenditures for air-pollution-control equipment in connection with obtaining or maintaining permits and approvals for sources of air emissions.  The Clean Water Act imposes substantial potential liability for the removal of pollutants discharged to waters of the United States and remediation of waters affected by such discharge.

Federal, state and regional initiatives to regulate greenhouse gas emissions are under way.  We are monitoring federal and state legislation to assess the potential impact on our operations.  We estimate our direct greenhouse gas emissions annually as we collect certain greenhouse gas emission data for the previous year.  Our most recent estimate for ONEOK and ONEOK Partners indicates that our direct emissions were less than 4.5 million metric tons of carbon dioxide equivalents during 2009.  This does not include the carbon-dioxide equivalents of product delivered to certain customers as required by the EPA’s Mandatory Greenhouse Gas Reporting rule.  The EPA’s Mandatory Greenhouse Gas Reporting rule, released in September 2009, requires greenhouse gas emissions reporting for affected facilities on an annual basis, beginning with our 2010 emissions report that will be due in March 2011, and requires us to track the emission equivalents for the natural gas delivered by us to our distribution customers and emission equivalents for all NGLs delivered to customers of ONEOK Partners.  Also, the EPA has recently released a subpart to the Mandatory Greenhouse Gas Reporting Rule that will require the reporting of vented and fugitive emissions of methane from our facilities.  The new requirements began in January 2011, with the first reporting of fugitive emissions due March 31, 2012.  We do not expect the cost to gather this emission data to have a material impact on our results of operations, financial position or cash flows.  In addition, the United States Congress has considered, and may consider in the future, legislation to reduce greenhouse gas emissions, including carbon dioxide and methane.  At this time, no rules or legislation have been enacted that assess any costs, fees or expenses on any of these emissions.

In May 2010, the EPA finalized the “Tailoring Rule” that will regulate greenhouse gas emissions at new or modified facilities that meet certain criteria.  Affected facilities will be required to review best available control technology, conduct air-quality analysis, impact analysis and public reviews with respect to such emissions.  The rule was phased in beginning January 2011 and, at current emission threshold levels, will have a minimal impact on our existing facilities.  The EPA has stated it will consider lowering the threshold levels over the next five years, which could increase the impact on our existing facilities.  However, potential costs, fees or expenses associated with the potential adjustments are unknown.

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

Finally, while the Texas Commission on Environmental Quality (TCEQ) has been delegated primary responsibility for implementing federal environmental programs under the Clean Air Act and Clean Water Act in Texas, the EPA retains program oversight.  Recently, an apparent division has arisen between TCEQ and the EPA over key aspects of these Texas regulatory programs (including among others, air and new source review permitting).  This division has led to increased EPA scrutiny of TCEQ’s environmental permitting decisions and uncertainty with respect to how these programs will be administered in the future.

Superfund - The Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA or Superfund, imposes liability, without regard to fault or the legality of the original act, on certain classes of persons who contributed to the release of a hazardous substance into the environment.  These persons include the owner or operator of a facility where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the facility.  Under CERCLA, these persons may be liable for the costs of cleaning up the hazardous substances released into the environment, damages to natural resources and the costs of certain health studies.  We do not expect our current responsibilities under CERCLA, if any, to have a material impact on our results of operations, financial position or cash flows.

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

Environmental Footprint - Our environmental and climate change strategy focuses on taking steps to minimize the impact of our operations on the environment.  These strategies include: (i) developing and maintaining an accurate greenhouse gas emissions inventory, according to current rules issued by the EPA; (ii) improving the efficiency of our various pipelines, natural gas processing facilities and natural gas liquids fractionation facilities; (iii) following developing technologies for emission control; and (iv) following developing technologies to capture carbon dioxide to keep it from reaching the atmosphere.

ONEOK Partners participates in the EPA’s Natural Gas STAR Program to voluntarily reduce methane emissions.  In 2010, ONEOK Partners received a Continuing Excellence award for five years of active participation in the STAR Program, including consistent reporting of emission-reduction activities, by its natural gas pipelines business.  We continue to focus on maintaining low rates of lost-and-unaccounted-for natural gas through expanded implementation of best practices to limit the release of natural gas during pipeline and facility maintenance and operations.  Our most recent calculation of our annual lost-and-unaccounted-for natural gas, for all of our business operations, is less than 1 percent of total throughput.  We expect to complete our annual estimate for 2010 during the second quarter of 2011 and will post the information on our website when available.

EMPLOYEES

We employed 4,839 people at January 31, 2011, including 728 people employed by Kansas Gas Service who are subject to collective bargaining contracts.  The following table sets forth our contracts with collective bargaining units at January 31, 2011:

Union	Employees	Contract Expires
The United Steelworkers	412	October 27, 2011
International Union of Operating Engineers	12	October 27, 2011
International Brotherhood of Electrical Workers (IBEW)	304	June 30, 2014

EXECUTIVE OFFICERS

All executive officers are elected annually by our Board of Directors, and each serves until such person resigns, is removed or is otherwise disqualified to serve, or until such officer’s successor is duly elected.  Our executive officers listed below include the officers who have been or, in the case of Mr. Norton, will be designated by our Board of Directors as our Section 16 executive officers.

Name and Position	Age	Business Experience in Past Five Years
John W. Gibson	58	2010 to present	President and Chief Executive Officer
President, Chief Executive Officer		2007 to 2009	Chief Executive Officer
and Vice Chairman of the Board of Directors (1)		2011 to present	Vice Chairman of the Board of Directors
		2006 to present	Member of the Board of Directors
		2010	Chairman, President and Chief Executive Officer, ONEOK Partners, L.P.
		2007 to 2009	Chairman and Chief Executive Officer, ONEOK Partners, L.P.
		2006	President and Chief Operating Officer, ONEOK Partners, L.P.
		2005 to 2006	President, ONEOK Energy Companies

Curtis L. Dinan	43	2007 to present	Senior Vice President, Chief Financial Officer and Treasurer
Senior Vice President, Chief Financial Officer		2004 to 2006	Senior Vice President and Chief Accounting Officer
and Treasurer (2)

Robert F. Martinovich	53	2009 to present	Chief Operating Officer
Chief Operating Officer (3)		2007 to 2009	President, Gathering and Processing
		2006 to 2007	Group Vice President, EHS, Operations & Technical Services, DCP Midstream LLC
		2002 to 2006	Senior Vice President, Northern Division (Mid-Continent and Rockies), DCP
Midstream LLC

Pierce H. Norton	51	2009 to present	President, ONEOK Distribution Companies
President, ONEOK Distribution Companies (4)		2007 to 2009	Executive Vice President, Natural Gas
		2006 to 2007	President, Gathering and Processing

Terry K. Spencer	51	2009 to present	Chief Operating Officer, ONEOK Partners, L.P.
Chief Operating Officer, ONEOK Partners, L.P.		2007 to 2009	Executive Vice President, Natural Gas Liquids
		2006	President, Natural Gas Liquids

John R. Barker	63	2004 to present	Senior Vice President, General Counsel and Assistant Secretary
Senior Vice President, General Counsel and
Assistant Secretary

Derek S. Reiners	39	2009 to present	Senior Vice President and Chief Accounting Officer
Senior Vice President and Chief Accounting Officer		2004 to 2009	Partner, Grant Thornton LLP

(1) - Mr. Gibson was elected Vice Chairman of the Board of Directors on February 17, 2011, and will become Chairman of the Board of Directors following our Annual Meeting of Shareholders on May 25, 2011.

(2) - Mr. Dinan will become President, Natural Gas of ONEOK Partners, L.P. effective March 1, 2011.
(3) - Mr. Martinovich will become Senior Vice President, Chief Financial Officer and Treasurer effective March 1, 2011.
(4) - Mr. Norton will become Chief Operating Officer, ONEOK, Inc. effective March 1, 2011.

No family relationships exist between any of the executive officers, nor is there any arrangement or understanding between any executive officer and any other person pursuant to which the officer was selected.

INFORMATION AVAILABLE ON OUR WEBSITE

We make available on our website (www.oneok.com) copies of our Annual Reports, Quarterly Reports, Current Reports on Form 8-K, amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.  Copies of our Code of Business Conduct, Corporate Governance Guidelines and Director Independence Guidelines are also available on our website, and we will provide copies of these documents upon request.  Our website and any contents thereof are not incorporated by reference into this report.

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.  In accordance with Rule 402 of Regulation S-T, the Interactive Data Files shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

The capital and credit markets have experienced volatility and disruption.  In many cases, the capital markets have exerted downward pressure on equity values and reduced the credit capacity for certain companies.  Our ability to grow could be constrained if we do not have regular access to the capital and credit markets.  Similar or more severe levels of market disruption and volatility may have an adverse affect on us resulting from, but not limited to, disruption of our access to capital and credit markets, difficulty in obtaining financing necessary to expand facilities or acquire assets, increased financing cost and increasingly restrictive covenants.

Our operating results may be affected materially and adversely by unfavorable economic and market conditions.

Economic conditions worldwide have from time to time contributed to slowdowns in the oil and gas industry, as well as in the specific segments and markets in which we operate, resulting in reduced demand and increased price competition for our products and services.  Our operating results in one or more geographic regions may also be affected by uncertain or changing economic conditions within that region.  Volatility in commodity prices may have an impact on many of our customers, which, in turn, could have a negative impact on their ability to meet their obligations to us.  If global economic and market conditions (including volatility in commodity markets), or economic conditions in the United States or other key markets, remain uncertain or persist, spread or deteriorate further, we may experience material impacts on our business, financial condition, results of operations and liquidity.

Our cash flow depends heavily on the earnings and distributions of ONEOK Partners.

Our partnership interest in ONEOK Partners is one of our largest cash-generating assets.  Therefore, our cash flow is heavily dependent upon the ability of ONEOK Partners to make distributions to its partners.  A significant decline in ONEOK Partners’ earnings and/or cash distributions would have a corresponding negative impact on us.  For information on the risk factors inherent in the business of ONEOK Partners, see the section below entitled “Risk Factors Related to ONEOK Partners’ Business” and Item 1A, Risk Factors in the ONEOK Partners Annual Report.

Some of our nonregulated businesses have a higher level of risk than our regulated businesses.

Some of our nonregulated operations, which includes ONEOK Partners’ natural gas gathering and processing business, most of its natural gas liquids business, our energy services business and the retail marketing portion of our distribution business have a higher level of risk than our regulated operations, which include the LDCs in our distribution business, ONEOK Partners’ natural gas pipelines business and a portion of its natural gas liquids business.  We and ONEOK Partners expect to continue investing in natural gas and natural gas liquids projects and other related projects, some or all of which may involve nonregulated businesses or assets.  These projects could involve risks associated with operational factors, such as competition and dependence on certain suppliers and customers, and financial, economic and political factors, such as rapid and significant changes in commodity prices, the cost and availability of capital and counterparty risk, including the inability of a counterparty, customer or supplier to fulfill a contractual obligation.

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

We are subject to the risk of loss resulting from nonpayment and/or nonperformance by customers and counterparties of our Energy Services segment.  The customers of our Energy Services segment are predominantly LDCs, industrial customers, natural gas producers and marketers that may experience deterioration of their financial condition as a result of changing market conditions or financial difficulties that could impact their creditworthiness or ability to pay for our services.  If we fail to assess adequately the creditworthiness of existing or future customers, unanticipated deterioration in their creditworthiness and any resulting nonpayment and/or nonperformance could adversely impact results of operations for our Energy Services segment.  In addition, if any of our Energy Services segment’s customers or counterparties filed for bankruptcy protection, we may not be able to recover amounts owed, which could materially and adversely impact the results of operations for our Energy Services segment.

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

We cannot predict when we will be subject to changes in legislation or regulation, nor can we predict the impact of these changes on our financial position, results of operations or cash flows.  There are no assurances that our business will be positioned to effectively compete in the future.

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

Acquisitions that appear to be accretive may nevertheless reduce our cash from operations on a per share basis.

Any acquisition involves potential risks that may include, among other things:
•	inaccurate assumptions about volumes, revenues and costs, including potential synergies;
•	an inability to successfully integrate the businesses we acquire;

•	decrease in our liquidity as a result of our using a significant portion of our available cash or borrowing capacity to finance the acquisition;
•	a significant increase in our interest expense or financial leverage if we incur additional debt to finance the acquisition;
•	the assumption of unknown liabilities for which we are not indemnified, for which our indemnity is inadequate or for which our insurance policies may exclude from coverage;
•	an inability to hire, train or retain qualified personnel to manage and operate the acquired business and assets;
•	limitations on rights to indemnity from the seller;
•	inaccurate assumptions about the overall costs of equity or debt;
•	the diversion of management’s and employees’ attention from other business concerns;
•	unforeseen difficulties operating in new product areas or new geographic areas;
•	increased regulatory burdens;
•	customer or key employee losses at an acquired business; and
•	increased regulatory requirements.

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

Our long-term senior unsecured debt has been assigned an investment-grade rating by S&P of “BBB” (Stable) and Moody’s of “Baa2” (Stable); however, we cannot provide assurance that any of our current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant.  Specifically, if S&P or Moody’s were to downgrade our long-term rating, particularly below investment grade, our borrowing costs would increase, which would affect adversely our financial results, and our potential pool of investors and funding sources could decrease.  Further, if our short-term ratings were to fall below A-2  or Prime-2, the current ratings assigned by S&P and Moody’s, respectively, it could limit significantly our access to the commercial paper market.  Any such downgrade of our long- or short-term ratings could increase significantly our cost of capital and reduce the availability of capital and, thus, have a material adverse effect on our business, financial condition, liquidity and results of operations.  Ratings from credit agencies are not recommendations to buy, sell or hold our securities.  Each rating should be evaluated independently of any other rating.

A downgrade in our credit ratings below investment grade would affect negatively the operations of our Energy Services segment.  If our credit ratings fall below investment grade, ratings triggers and/or adequate assurance clauses in many of our financial and wholesale physical contracts would be in effect.  A ratings trigger or adequate assurance clause gives a counterparty the right to suspend or terminate the agreement unless margin thresholds are met.  Margin requirements related to the trading activities of our Energy Services segment may also increase as a result of market volatility without regard to our credit rating.  The additional increase in capital required to support our Energy Services segment would impact materially and adversely our ability to compete, as well as our ability to manage actively the risk associated with existing storage and transportation contracts.

Our established risk management policies and procedures may not be effective and employees may violate our risk management policies.

We have developed and implemented a comprehensive set of policies and procedures that involve both our senior management and the Audit Committee of our Board of Directors to assist us in managing risks associated with, among other things, the trading activities of our Energy Services segment.  Our risk policies and procedures are intended to align strategies, processes, people, information technology and business knowledge so that risk is managed throughout the organization.  As conditions change and become more complex, current risk measures may fail to assess adequately the relevant risk due to changes in the market and the presence of risks previously unknown to us.  Additionally, if employees fail to adhere to our policies and procedures or if our policies and procedures are not effective, potentially because of future conditions or risks outside of our control, we may be exposed to greater risk than we had intended.  Ineffective risk management policies and procedures or violation of risk management policies and procedures could have an adverse affect on our earnings, financial position or cash flows.

Our indebtedness could impair our financial condition and our ability to fulfill our other obligations.

As of December 31, 2010, we had total indebtedness for borrowed money of approximately $1.6 billion, which excludes the debt of ONEOK Partners.  Our indebtedness could have significant consequences.  For example, it could:
•
make it more difficult for us to satisfy our obligations with respect to our notes and our other indebtedness due to the increased debt-service obligations, which could, in turn, result in an event of default on such other indebtedness or our notes;

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

We are not prohibited under the indentures governing our senior notes from incurring additional indebtedness, but our debt agreements do subject us to certain operational limitations summarized in the next paragraph.  If we incur significant additional indebtedness, it could worsen the negative consequences mentioned above and could affect adversely our ability to repay our other indebtedness.

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

We are subject to comprehensive regulation by several federal, state and municipal utility regulatory agencies, which significantly influences our operating environment and our ability to recover our costs from utility customers.  The utility regulatory authorities in Oklahoma, Kansas and Texas regulate many aspects of our utility operations, including customer service and the rates that we can charge customers.  Federal, state and local agencies also have jurisdiction over many of our other activities, including regulation by the FERC of our storage and interstate pipeline assets.  The profitability of our regulated operations is dependent on our ability to pass through costs related to providing energy and other commodities to our customers by filing synchronized rate cases.  The regulatory environment applicable to our regulated businesses could impair our ability to recover costs historically absorbed by our customers.

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

Additionally, the regulatory authorities of each state in which we operate allow LDCs to obtain weather protection.  If the weather protection clause is disallowed, it would affect our business.

The adoption and implementation of new statutory and regulatory requirements for derivative transactions could have an adverse impact on our ability to hedge risks associated with our business and increase the working capital requirements to conduct these activities.

In July 2010, the Dodd-Frank Act was enacted, which provides for new statutory and regulatory requirements for financial derivative transactions.  Certain derivative transactions will be required to be cleared on exchanges, and cash collateral will be required for these transactions.  However, the Dodd-Frank Act provides for a potential exemption from these clearing and cash collateral requirements for commercial end-users and includes a number of defined terms that will be used in determining how this exemption applies to particular derivative transactions and to the parties to those transactions. Additionally, the Dodd-Frank Act calls for various regulatory agencies, including the SEC and the CFTC, to establish regulations for implementation of many of the provisions of the act.  It also requires the CFTC to establish new position trading limits.

We expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity and interest-rate risks; however, the costs of doing so may increase as a result of the new legislation.  We may also incur additional costs associated with our compliance with the new regulations and anticipated additional record-keeping, reporting and disclosure obligations.  These requirements could adversely affect the liquidity and pricing of derivative contracts, and the anticipated increased costs of compliance by dealers and counterparties will likely be passed on to customers, which could decrease the benefits of hedging to us and could reduce our profitability and liquidity.

The volatility of natural gas prices may impact negatively LDC customers’ perception of natural gas.

Natural gas costs are passed through to the customers of our LDCs based on the actual cost of the natural gas purchased by the particular LDC.  Substantial fluctuations in natural gas prices can occur from year to year.  Sustained periods of high natural gas prices or of pronounced natural gas price volatility may impact negatively our LDC customers’ perception of natural gas, which could lead to customers selecting other energy alternatives, such as electricity, and to difficulties in the rate-making process.  Additionally, high natural gas prices may cause customers to conserve more and may also impact adversely our accounts receivable collections, resulting in higher bad-debt expense.

Our business is subject to increased regulatory oversight and potential penalties.

The natural gas industry historically has been heavily regulated; therefore, there is no assurance that a more stringent regulatory approach will not be pursued by the FERC, CFTC and/or the United States Congress in the future.  In response to previous market power abuse by certain companies engaged in interstate commerce, the United States Congress, in the Energy Policy Act of 2005 (EPACT), developed requirements intended to ensure that the energy market is not impacted by the exercise of market power or manipulative conduct.  The FERC then adopted the Market Manipulation Rules to implement the authority granted under EPACT.  These rules are intended to prohibit fraud and manipulation and are subject to broad interpretation.  EPACT also gave the FERC increased penalty authority for violations of these rules, as well as other FERC rules.  In addition to the authority granted to the FERC under EPACT, the CFTC also has the authority to regulate market manipulation under the Commodities Exchange Act and the Dodd-Frank Act.

Demand for services of our Distribution and Energy Services segments and for certain of ONEOK Partners’ products is highly weather sensitive and seasonal.

The demand for natural gas and for certain of ONEOK Partners’ products, such as propane, is weather sensitive and seasonal, with a significant portion of revenues derived from sales to retail markets for heating during the winter months.  Weather conditions influence directly the volume of, among other things, natural gas and propane delivered to customers.  Deviations in weather from normal levels and the seasonal nature of certain of our segments’ business can create large variations in earnings and short-term cash requirements.

We are subject to environmental regulations that could be difficult and costly to comply with.

We are subject to multiple environmental laws and regulations affecting many aspects of present and future operations, including air emissions, water quality, wastewater discharges, solid and hazardous wastes and hazardous material and substance management.  These laws and regulations generally require us to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals.  Failure to comply with these laws, regulations, permits and licenses may expose us to fines, penalties and/or interruptions in our operations that could be material to the results of operations.  If a leak or spill of hazardous substance occurs from our lines or facilities in the process of transporting natural gas or NGLs or at any facility that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including investigation and clean-up costs, which could materially affect our results of operations and cash flows.  In addition, emission controls required under the federal Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities.  In addition, the EPA issued a rule on air-quality standards, “National Emission Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines,” also known as RICE NESHAP, scheduled to be adopted in early 2013.  The rule will require capital expenditures over the next three years for the purchase and installation of new emissions-control equipment.  We do not expect these expenditures to have a material impact on our results of operations, financial position or cash flows.  We cannot assure that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us.  Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from customers, could have a material adverse effect on our business, financial condition and results of operations.  For further discussion on this topic, see Note P of the Notes to Consolidated Financial Statements in this Annual Report.

We are subject to risks that could limit our access to capital, thereby increasing our costs and affecting adversely our results of operations.

We have grown rapidly in the past as a result of acquisitions.  Future acquisitions may require additional capital.  If we are not able to access capital at competitive rates, our strategy of enhancing the earnings potential of our existing assets, including through acquisitions of complementary assets or businesses, will be adversely affected.  A number of factors could affect adversely our ability to access capital, including: (i) general economic conditions; (ii) capital market conditions; (iii) market prices for natural gas, NGLs and other hydrocarbons; (iv) the overall health of the energy and related industries; (v) our ability to maintain our investment-grade credit ratings; and (vi) our capital structure.  Much of our business is capital intensive, and achievement of our long-term growth targets is dependent, at least in part, upon our ability to access capital at rates and on terms we determine to be attractive.  If our ability to access capital becomes constrained significantly, our interest costs will likely increase and our financial condition and future results of operations could be harmed significantly.

Energy efficiency and technological advances may affect the demand for natural gas and affect adversely our operating results.

The national trend toward increased conservation and technological advances, including installation of improved insulation and the development of more efficient furnaces and other heating devices, may decrease the demand for natural gas by residential customers.  More strict conservation measures in the future or technological advances in heating, conservation, energy generation or other devices could affect adversely our operations.

The cost of providing pension and postretirement health care benefits to eligible employees and qualified retirees is subject to changes in pension fund values and changing demographics and may increase.

We have a defined benefit pension plan for certain employees and postretirement welfare plans that provide postretirement medical and life insurance benefits to certain employees who retire with at least five years of service.  The cost of providing these benefits to eligible current and former employees is subject to changes in the market value of our pension and postretirement benefit plan assets, changing demographics, including longer life expectancy of plan participants and their beneficiaries and changes in health care costs.  For further discussion of our defined benefit pension plan, see Note L of the Notes to Consolidated Financial Statements in this Annual Report.

Any sustained declines in equity markets and reductions in bond yields may have a material adverse effect on the value of our pension and postretirement benefit plan assets.  In these circumstances, additional cash contributions to our pension plans may be required.

Our business could be affected adversely by strikes or work stoppages by our unionized employees.

As of January 31, 2011, 728 of our 4,839 employees were represented by collective bargaining units under collective bargaining agreements.  We are involved periodically in discussions with collective bargaining units representing some of our employees to negotiate or renegotiate labor agreements.  We cannot predict the results of these negotiations, including whether any failure to reach new agreements will have a negative effect on our business, financial condition and results of operations or whether we will be able to reach any agreement with the collective bargaining units.  Any failure to reach agreement on new labor contracts might result in a work stoppage.  Any future work stoppage could, depending on the operations and the length of the work stoppage, have a material adverse effect on our business, financial condition and results of certain operations.

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

We believe it is possible that future governmental legislation and/or regulation may require us either to limit greenhouse gas emissions from our operations or to purchase allowances for such emissions that are actually attributable to our distribution customers or attributable to NGL customers of ONEOK Partners.  However, we cannot predict precisely what form these future regulations will take, the stringency of the regulations, or when they will become effective.  Several bills have been introduced in the United States Congress that would require carbon dioxide emission reductions.  Previously considered proposals have included, among other things, limitations on the amount of greenhouse gases that can be emitted (so called “caps”) together with systems of emissions allowances.  This system could require us to reduce emissions, even though the technology is not currently available for efficient reduction, or to purchase allowances for such emissions.  Emissions also could be taxed independently of limits.

In addition to activities on the federal level, state and regional initiatives could also lead to the regulation of greenhouse gas emissions sooner and/or independent of federal regulation.  These regulations could be more stringent than any federal regulation or legislation that is adopted.

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

We continue to monitor legislative and regulatory developments in this area.  Although the regulation of greenhouse gas emissions may have a material impact on our operations and rates, we are unable to quantify the potential costs of the impacts at this time.

We do not hedge fully against commodity price changes, time differentials or locational differentials.  This could result in decreased revenues and increased costs, thereby resulting in lower margins and adversely affecting our results of operations.

Certain of our nonregulated and regulated businesses are exposed to market risk and the impact of market price fluctuations of natural gas, NGLs and crude oil.  Market risk refers to the risk of loss of cash flows and future earnings arising from adverse changes in commodity prices.  Our Energy Services segment’s primary exposures arise from seasonal and locational price differentials and our ability to execute hedges.  Our ONEOK Partners segment’s primary exposures arise from the value of the NGL and natural gas it receives in exchange for the natural gas gathering and processing services it provides; the differentials between commodity prices with respect to its keep-whole contracts and the differentials between NGL and natural gas prices and their impact on our natural gas and NGL transportation, fractionation and exchange throughputs; the differentials between the individual NGL products; differentials between NGL prices at different locations;  the seasonal differentials impacting the volume of natural gas and NGLs stored; and the fuel costs and the value of the retained fuel in-kind in ONEOK Partners’ natural gas pipelines and storage operations.  Our ONEOK Partners and Energy Services segments are also exposed to the risk of changing prices or the cost of transportation resulting from purchasing natural gas or NGLs at one location and selling it at another (referred to as basis risk).  To minimize the risk from market price fluctuations of natural gas, NGLs and crude oil, we use physical forward transactions and commodity derivative instruments such as futures contracts, swaps and options to manage market risk of existing or anticipated purchases and sales of natural gas, NGLs and crude oil.  We adhere to policies and procedures that monitor our exposure to market risk from open positions.  However, we do not fully hedge against commodity price changes, and therefore, we retain some exposure to market risk.  Accordingly, any adverse changes to commodity prices could result in decreased revenue and/or increased costs.

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

We are the sole general partner and own 42.8 percent of ONEOK Partners.  Conflicts of interest may arise between us and ONEOK Partners and its unitholders.  In resolving these conflicts, we may favor our own interests and the interests of our affiliates over the interests of ONEOK Partners and its unitholders as long as the resolution does not conflict with the ONEOK Partners’ partnership agreement or our fiduciary duties to ONEOK Partners and its unitholders.

We are subject to physical and financial risks associated with climate change.

There is a growing belief that emissions of greenhouse gases may be linked to global climate change.  Climate change creates physical and financial risk.  Our customers’ energy needs vary with weather conditions, primarily temperature and humidity.  For residential customers, heating and cooling represent their largest energy use.  To the extent weather conditions may be affected by climate change, customers’ energy use could increase or decrease depending on the duration and magnitude of any changes.  Increased energy use due to weather changes may require us to invest in more pipeline and other infrastructure to serve increased demand.  A decrease in energy use due to weather changes may affect our financial condition, through decreased revenues.  Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.  Weather conditions outside of our operating territory could also have an impact on our revenues.  Severe weather impacts our operating territories primarily through hurricanes, thunderstorms, tornadoes and snow or ice storms.  To the extent the frequency of extreme weather events increases, this could increase our cost of providing service.  We may not be able to pass on the higher costs to our customers or recover all the costs related to mitigating these physical risks.  To the extent financial markets view climate change and emissions of greenhouse gases as a financial risk, this could affect negatively our ability to access capital markets or cause us to receive less favorable terms and conditions in future financings.  Our business could be affected by the potential for lawsuits against greenhouse gas emitters, based on links drawn between greenhouse gas emissions and climate change.

RISK FACTORS RELATED TO ONEOK PARTNERS’ BUSINESS

The volatility of natural gas, crude oil and NGL prices could adversely affect ONEOK Partners’ cash flow.

A significant portion of ONEOK Partners’ revenues are derived from the sale of commodities that are received as payment for gathering and processing services, for the transportation and storage of natural gas, and for the sale of purity NGL products in ONEOK Partners’ natural gas liquids business.  Commodity prices have been volatile and are likely to continue to be so in the future.  The prices ONEOK Partners receives for its commodities are subject to wide fluctuations in response to a variety of factors beyond ONEOK Partners’ control, including, but not limited to, the following:
•	overall domestic and global economic conditions;
•	relatively minor changes in the supply of, and demand for, domestic and foreign energy;
•	market uncertainty;
•	the availability and cost of third-party transportation, natural gas processing and natural gas liquids fractionation capacity;
•	the level of consumer product demand;
•	geopolitical conditions impacting supply and demand for natural gas and crude oil;
•	weather conditions;
•	domestic and foreign governmental regulations and taxes;
•	the price and availability of alternative fuels;
•	speculation in the commodity futures markets;
•	overall domestic and global economic conditions;
•	the price of natural gas, crude oil, NGL and liquefied natural gas imports;
•	the effect of worldwide energy conservation measures; and
•	the impact of new supplies, new pipelines, processing and fractionation facilities on basis differentials.

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

ONEOK Partners utilizes financial instruments to mitigate its exposure to interest-rate and commodity price fluctuations.  Hedging instruments that are used to reduce its exposure to interest-rate fluctuations could expose it to risk of financial loss where it has contracted for variable-rate swap instruments to hedge fixed-rate instruments and the variable rate exceeds the fixed rate.  In addition, these hedging arrangements may limit the benefit ONEOK Partners would otherwise receive if it had contracted for fixed-rate swap agreements to hedge variable-rate instruments and the variable rate falls below the fixed rate.  Hedging arrangements that are used to reduce ONEOK Partners’ exposure to commodity price fluctuations may limit the benefit ONEOK Partners would otherwise receive if market prices for natural gas, crude oil and NGLs exceed the stated price in the hedge instrument for these commodities.

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

One of the ways ONEOK Partners intends to grow its business is through the construction of new pipelines and new gathering, processing, storage and fractionation facilities and through modifications to ONEOK Partners’ existing pipelines and existing gathering, processing, storage and fractionation facilities.  The construction and modification of pipelines and gathering, processing, storage and fractionation facilities may require significant capital expenditures, which may exceed ONEOK Partners’ estimates, and involves numerous regulatory, environmental, political, legal and weather-related uncertainties.  Construction projects in ONEOK Partners’ industry may increase demand for labor, materials and rights of way, which, may, in turn, impact ONEOK Partners’ costs and schedule.  If ONEOK Partners undertakes these projects, it may not be able to complete them on schedule or at the budgeted cost.  Additionally, ONEOK Partners’ revenues may not increase immediately upon the expenditure of funds on a particular project.  For instance, if ONEOK Partners builds a new pipeline, the construction will occur over an extended period of time, and ONEOK Partners will not receive any material increases in revenues until after completion of the project.  ONEOK Partners may have only limited natural gas or NGL supplies committed to these facilities prior to their construction.  Additionally, ONEOK Partners may construct facilities to capture anticipated future growth in production in a region in which anticipated production growth does not materialize.  ONEOK Partners may also rely on estimates of proved reserves in ONEOK Partners’ decision to construct new pipelines and facilities, which may prove to be inaccurate because there are numerous uncertainties inherent in estimating quantities of proved reserves.  As a result, new facilities may not be able to attract enough natural gas or NGLs to achieve ONEOK Partners’ expected investment return, which could materially adversely affect ONEOK Partners’ results of operations and financial condition.

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

Additionally, certain natural gas processing, natural gas liquids fractionators or other facilities (or parts thereof) used by ONEOK Partners are leased from third parties for specific periods.  ONEOK Partners’ inability to renew equipment leases or otherwise maintain the right to utilize such facilities and equipment on acceptable terms, or the increased costs to maintain such rights, could have a material adverse effect on our results of operations and cash flows.

ONEOK Partners’ operations are subject to operational hazards and unforeseen interruptions, which could materially adversely affect its business and for which ONEOK Partners may not be adequately insured.

ONEOK Partners’ operations are subject to all of the risks and hazards typically associated with the operation of natural gas and natural gas liquids gathering and transportation pipelines, storage facilities and processing and fractionation plants.  Operating risks include, but are not limited to, leaks, pipeline ruptures, the breakdown or failure of equipment or processes, and the performance of pipeline facilities below expected levels of capacity and efficiency.  Other operational hazards and unforeseen interruptions include adverse weather conditions, accidents, the collision of equipment with ONEOK Partners’ pipeline facilities (for example, this may occur if a third party were to perform excavation or construction work near ONEOK Partners’ facilities) and catastrophic events such as explosions, fires, hurricanes, earthquakes, floods or other similar events beyond ONEOK Partners’ control.  It is also possible that ONEOK Partners’ facilities could be direct targets or indirect casualties of an act of terrorism.  A casualty occurrence might result in injury or loss of life, extensive property damage or environmental damage.  Liabilities incurred and interruptions to the operation of ONEOK Partners’ pipeline caused by such an event could reduce revenues generated by ONEOK Partners and increase expenses, thereby impairing ONEOK Partners’ ability to meet its obligations.  Insurance proceeds may not be adequate to cover all liabilities or expenses incurred or revenues lost, and ONEOK Partners is not fully insured against all risks inherent to ONEOK Partners’ business.

As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage.  Consequently, ONEOK Partners may not be able to renew existing insurance policies or purchase other desirable insurance on commercially reasonable terms, if at all.  If ONEOK Partners was to incur a significant liability for which ONEOK Partners was not fully insured, it could have a material adverse effect on ONEOK Partners’ financial position and results of operations.  Further, the proceeds of any such insurance may not be paid in a timely manner and may be insufficient if such an event were to occur.

A shortage of skilled labor may make it difficult for ONEOK Partners to maintain labor productivity and competitive costs, which could affect operations and cash flows available for distribution.

ONEOK Partners’ operations require skilled and experienced workers with proficiency in multiple tasks.  In recent years, a shortage of workers trained in various skills associated with the midstream energy business has caused ONEOK Partners to conduct certain operations without full staff, thus hiring outside resources, which decreases its productivity and increases its costs.  This shortage of trained workers is the result of experienced workers reaching retirement age, combined with the difficulty of attracting new workers to the midstream energy industry.  This shortage of skilled labor could continue over an extended period.  If the shortage of experienced labor continues or worsens, it could have an adverse impact on ONEOK Partners’ labor productivity and costs and ONEOK Partners’ ability to expand production in the event there is an increase in the demand for ONEOK Partners’ products and services, which could adversely affect its operations and cash flows available for distribution to unitholders.

If the level of drilling and production in the Mid-Continent, Rocky Mountain, Texas and Gulf Coast regions declines substantially near its assets, ONEOK Partners’ volumes and revenue could decline.

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

In addition, drilling and production may be impacted by environmental regulations governing water discharge or regulation of drilling and production technologies including, but not limited to, hydraulic fracturing.  If the level of drilling and production in any of these regions substantially declines, ONEOK Partners’ volumes and revenue could be materially reduced.

If production from the Western Canada Sedimentary Basin remains flat or declines, and demand for natural gas from the Western Canada Sedimentary Basin is greater in market areas other than the Midwestern United States, demand for ONEOK Partners’ interstate gas transportation services could significantly decrease.

ONEOK Partners depends on natural gas supply from the Western Canada Sedimentary Basin for some of ONEOK Partners’ interstate pipelines, primarily Viking Gas Transmission and ONEOK Partners’ investment in Northern Border Pipeline, that transport Canadian natural gas from the Western Canada Sedimentary Basin to the Midwestern United States market area.  If demand for natural gas increases in Canada or other markets not served by ONEOK Partners’ interstate pipelines and/or production remains flat or declines, demand for transportation service on ONEOK Partners’ interstate natural gas pipelines could decrease significantly, which could adversely impact ONEOK Partners’ results of operations and cash flows available for distributions.

Pipeline-integrity programs and repairs may impose significant costs and liabilities.

Pursuant to a United States Department of Transportation rule, pipeline operators were required to develop integrity management programs for intrastate and interstate natural gas and natural gas liquids pipelines located near high-consequence areas, where a leak or rupture could do the most harm.  The rule also requires operators to perform ongoing assessments of pipeline integrity; identify and characterize applicable threats to pipeline segments that could impact a high-consequence area; improve data collection, integration and analysis; repair and remediate the pipeline as necessary; and implement preventive and mitigating actions.  The results of these testing programs could cause ONEOK Partners to incur significant capital and operating expenditures to make repairs or remediate, as well as initiate preventive or mitigating actions that are determined to be necessary.

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

Action by the FERC or a state regulatory agency could adversely affect ONEOK Partners’ pipeline business’ ability to establish or charge rates that would cover future increases in its costs, or even to continue to collect rates that cover current costs, including a reasonable return.  ONEOK Partners cannot assure unitholders that its pipeline systems will be able to recover all of its costs through existing or future rates.

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

•	the federal Resource Conservation and Recovery Act and analogous state laws that impose requirements for the handling and discharge of solid and hazardous waste from ONEOK Partners’ facilities; and

•	the EPA has issued a rule on air quality standards, known as RICE NESHAP, that is scheduled to be adopted in early 2013.

Various federal and state governmental authorities, including the EPA, have the power to enforce compliance with these laws and regulations and the permits issued under them.  Violators are subject to administrative, civil and criminal penalties, including civil fines, injunctions or both.  Joint and several, strict liability may be incurred without regard to fault under the CERCLA, Resource Conservation and Recovery Act and analogous state laws for the remediation of contaminated areas.

There is an inherent risk of incurring environmental costs and liabilities in ONEOK Partners’ business due to its handling of the products it gathers, transports, processes and stores, air emissions related to its operations, historical industry operations and waste disposal practices, some of which may be material.  Private parties, including the owners of properties through which ONEOK Partners’ pipeline systems pass, may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage arising from ONEOK Partners’ operations.  Some sites ONEOK Partners operates are located near current or former third-party hydrocarbon storage and processing operations, and there is a risk that contamination has migrated from those sites to ONEOK Partners’ sites.  In addition, increasingly strict laws, regulations and enforcement policies could increase  significantly ONEOK Partners’ compliance costs and the cost of any remediation that may become necessary, some of which may be material.  Additional information is included under Item 1, Business under “Environmental and Safety Matters” and in Note P of the Notes to Consolidated Financial Statements in this Annual Report.

ONEOK Partners’ insurance may not cover all environmental risks and costs or may not provide sufficient coverage in the event an environmental claim is made against ONEOK Partners.  ONEOK Partners’ business may be materially adversely affected by increased costs due to stricter pollution-control requirements or liabilities resulting from non-compliance with required operating or other regulatory permits.  New environmental regulations might also materially adversely affect ONEOK Partners’ products and activities, and federal and state agencies could impose additional safety requirements, all of which could affect materially ONEOK Partners’ profitability.

In the competition for customers, ONEOK Partners may have significant levels of uncontracted or discounted capacity on its natural gas and natural gas liquids pipelines, processing, fractionation and storage assets.

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

ONEOK Partners’ senior unsecured long-term debt has been assigned an investment-grade rating by Moody’s of “Baa2” (Stable) and by S&P of “BBB” (Stable); however, we cannot provide assurance that any of its current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant.  Specifically, if Moody’s or S&P were to downgrade ONEOK Partners’ long-term debt rating, particularly below investment grade, its borrowing costs would increase, which would affect adversely its financial results, and its potential pool of investors and funding sources could decrease.  Ratings from credit agencies are not recommendations to buy, sell or hold ONEOK Partners’ securities.  Each rating should be evaluated independently of any other rating.

An event of default may require ONEOK Partners to offer to repurchase certain of its senior notes or may impair its ability to access capital.

The indenture governing ONEOK Partners’ senior notes due 2011 include an event of default upon acceleration of other indebtedness of $25 million or more, and the indentures governing ONEOK Partners’ other senior notes include an event of default upon the acceleration of other indebtedness of $100 million or more.  Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of ONEOK Partners’ outstanding senior notes to declare those notes immediately due and payable in full.  ONEOK Partners may not have sufficient cash on hand to repurchase and repay any accelerated senior notes, which may cause ONEOK Partners to borrow money under its credit facilities or seek alternative financing sources to finance the repurchases and repayment.  ONEOK Partners could also face difficulties accessing capital or its borrowing costs could increase, impacting its ability to obtain financing for acquisitions or capital expenditures, to refinance indebtedness and to fulfill its debt obligations.

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

A successful IRS challenge to these methods or allocations could affect adversely the amount of taxable income or loss being allocated to ONEOK Partners’ unitholders.  It also could affect the amount of gain from ONEOK Partners unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to ONEOK Partners unitholders’ tax returns without the benefit of additional deductions.

ONEOK Partners’ treatment of a purchaser of common units as having the same tax benefits as the seller could be challenged, resulting in a reduction in value of the common units.

Because ONEOK Partners cannot match transferors and transferees of common units, ONEOK Partners is required to maintain the uniformity of the economic and tax characteristics of these units in the hands of the purchasers and sellers of these units.  ONEOK Partners does so by adopting certain depreciation conventions that do not conform to all aspects of existing United States Treasury regulations.  A successful IRS challenge to these conventions could affect adversely the tax benefits to a unitholder of ownership of the common units and could have a negative impact on their value or result in audit adjustments to ONEOK Partners unitholders’ tax returns.

ITEM 1B.                  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                      PROPERTIES

DESCRIPTION OF PROPERTIES

ONEOK Partners

Property - Our ONEOK Partners segment owns the following assets:
•	approximately 10,300 miles and 4,900 miles of natural gas gathering pipelines in the Mid-Continent and Rocky Mountain regions, respectively;
•
nine active natural gas processing plants, with approximately 645 MMcf/d of processing capacity, in the Mid-Continent region, and four active natural gas processing plants, with approximately 124 MMcf/d of processing capacity, in the Rocky Mountain region;

•	approximately 24 MBbl/d of natural gas liquids fractionation capacity at various natural gas processing plants in the Mid-Continent and Rocky Mountain regions;
•	approximately 1,500 miles of FERC-regulated interstate natural gas pipelines with approximately 3.1 Bcf/d of peak transportation capacity;
•	approximately 5,600 miles of intrastate natural gas gathering and state-regulated intrastate transmission pipelines with approximately 3.4 Bcf/d of peak transportation capacity;
•	approximately 51.7 Bcf of total active working natural gas storage capacity;
•	approximately 2,500 miles of natural gas liquids gathering pipelines with approximately 500 MBbl/d of peak capacity;
•	approximately 160 miles of natural gas liquids distribution pipelines with approximately 66 MBbl/d of peak transportation capacity;
•	two natural gas liquids fractionators with approximately 260 MBbl/d of combined operating capacity, which are located in Oklahoma and Kansas;
•	150 MBbl/d of leased fractionation capacity;
•	80-percent ownership interest in one natural gas liquids fractionator in Texas with ONEOK Partners’ proportional share of operating capacity of approximately 128 MBbl/d;
•	interest in one natural gas liquids fractionator in Kansas with ONEOK Partners’ proportional share of operating capacity of approximately 11 MBbl/d;
•	one isomerization unit in Kansas with 9 MBbl/d of operating capacity;
•	six natural gas liquids storage facilities and other leased facilities in Oklahoma, Kansas and Texas, with approximately 26.1 MMBbl of total operating underground NGL storage capacity;
•	approximately 780 miles of FERC-regulated natural gas liquids gathering pipelines with approximately 200 MBbl/d of peak capacity;
•	approximately 3,500 miles of FERC-regulated natural gas liquids and refined petroleum products distribution pipelines with approximately 691 MBbl/d of peak transportation capacity;
•	eight natural gas liquids product terminals in Missouri, Nebraska, Iowa and Illinois; and
•
above- and below-ground storage facilities associated with its FERC-regulated natural gas liquids pipeline operations in Iowa, Illinois, Nebraska and Kansas with 978 MBbl of combined operating capacity.

ONEOK Partners owns or leases five underground natural gas storage facilities in Oklahoma, three underground natural gas storage facilities in Kansas and three underground natural gas storage facilities in Texas.  One of its natural gas storage facilities in Kansas has been idle since 2001.  In compliance with a KDHE order, ONEOK Partners began injecting brine into that facility in the first quarter of 2007 in order to ensure the long-term integrity of the idled facility.  ONEOK Partners expects to complete the injection process by the end of 2012.  Monitoring of the facility and review of the data for the geo-engineering studies are ongoing, in compliance with a KDHE order while ONEOK Partners evaluates the alternatives for the facility.  Following the testing of the gathered data, ONEOK Partners expects that the facility will be returned to storage service, although most likely for a product other than natural gas.  The return to service will require KDHE approval.  It is possible, however, that testing could reveal that it is not safe to return the facility to service or that the KDHE will not grant the required permits to resume service.

Utilization - The utilization rates for ONEOK Partners’ various assets for 2010 and 2009 were as follows:
•	natural gas processing plants were approximately 69 percent and 68 percent utilized, respectively;
•	natural gas pipelines were approximately 87 percent and 86 percent subscribed, respectively, and storage facilities were fully subscribed both years;
•	non-FERC-regulated natural gas liquids pipelines were approximately 56 percent and 51 percent subscribed, respectively;
•	average contracted natural gas storage volumes were approximately 64 percent and 58 percent of storage capacity, respectively;
•	natural gas liquids fractionators were approximately 93 percent and 88 percent utilized, respectively;
•	FERC-regulated natural gas liquids gathering pipelines were approximately 70 percent and 58 percent utilized, respectively; and
•	FERC-regulated natural gas liquids distribution pipelines were approximately 63 percent and 62 percent utilized, respectively.

ONEOK Partners calculates utilization on its assets using a weighted-average approach, adjusting for the dates that assets were placed in service during 2010 and 2009.  The utilization rate of ONEOK Partners’ FERC-regulated natural gas liquids gathering pipelines reflect Overland Pass Pipeline and its related lateral pipelines until Overland Pass Pipeline Company was deconsolidated in September 2010.  The utilization rate of ONEOK Partners’ fractionation facilities reflects leased capacity and the approximate proportional capacity associated with ownership interests noted in the above discussion under “Property.”

Distribution

Property - We own approximately 18,500 miles of pipeline and other distribution facilities in Oklahoma; approximately 12,800 miles of pipeline and other distribution facilities in Kansas; and approximately 9,700 miles of pipeline and other distribution facilities in Texas.

Energy Services

Property - Our total natural gas storage capacity under lease is 73.6 Bcf, with maximum withdrawal capability of 2.2 Bcf/d and maximum injection capability of 1.3 Bcf/d.  At December 31, 2010, our natural gas transportation capacity was 1.4 Bcf/d, of which 1.1 Bcf/d was contracted under long-term natural gas transportation contracts.  Our contracted storage and transportation capacity connects major supply and demand centers throughout the United States and into Canada.  Our storage leases are spread across 22 different contracts within the United States.

Other

Property - We own the 17-story ONEOK Plaza office building, with approximately 517,000 square feet of net rentable space, and an associated parking garage.

ITEM 3.                      LEGAL PROCEEDINGS

Thomas F. Boles, et al. v. El Paso Corporation, et al. (f/k/a Will Price, et al. v. Gas Pipelines, et al.,  f/k/a Quinque Operating Company, et al. v. Gas Pipelines, et al.), 26th Judicial District, District Court of Stevens County, Kansas, Civil Department, Case No. 99C30 (“Boles I”). Plaintiffs brought suit on May 28, 1999, against us and our division, Oklahoma Natural Gas, four subsidiaries of ONEOK Partners, Mid-Continent Market Center, L.L.C., ONEOK Field Services Company, L.L.C., ONEOK WesTex Transmission, L.L.C. and ONEOK Hydrocarbon, L.P. (formerly Koch Hydrocarbon, LP, successor to Koch Hydrocarbon Company), as well as approximately 225 other defendants.  Plaintiffs sought class certification for their claims for monetary damages, alleging that the defendants had underpaid gas producers and royalty owners throughout the United States by intentionally understating both the volume and the heating content of purchased gas.  After extensive briefing and a hearing, the Court refused to certify the class sought by plaintiffs. Plaintiffs then filed an amended petition limiting the purported class to gas producers and royalty owners in Kansas, Colorado and Wyoming and limiting the claim to undermeasurement of volumes.  On September 18, 2009, the Court denied the plaintiffs' motions for class certification, which, in effect, limits the named plaintiffs to pursuing individual claims against only those defendants who purchased or measured their gas.  The plaintiffs’ motion for reconsideration of the Court’s denial of class certification was denied on March 31, 2010.

Thomas F. Boles, et al. v. El Paso Corporation, et al. (f/k/a Will Price and Stixon Petroleum, et al. v. Gas Pipelines, et al.), 26th Judicial District, District Court of Stevens County, Kansas, Civil Department, Case No. 03C232 (“Boles II”).  This action was filed by the plaintiffs on May 12, 2003, after the Court denied class status in Boles I. Plaintiffs are seeking monetary damages based upon a claim that 21 groups of defendants, including us and our division, Oklahoma Natural Gas, four subsidiaries of ONEOK Partners, Mid-Continent Market Center, L.L.C., ONEOK Field Services Company, L.L.C., ONEOK WesTex Transmission, L.L.C. and ONEOK Hydrocarbon, L.P. (formerly Koch Hydrocarbon, LP, successor to Koch Hydrocarbon Company), intentionally underpaid gas producers and royalty owners by understating the heating content of purchased gas in Kansas, Colorado and Wyoming.  Boles II has been consolidated with Boles I for the determination of whether either or both cases may be certified properly as class actions.  On September 18, 2009, the Court denied the plaintiffs' motions for class certification, which, in effect, limits the named plaintiffs to pursuing individual claims against only those defendants who purchased or measured their gas.  The plaintiffs’ motion for reconsideration of the Court’s denial of class certification was denied on March 31, 2010.

Gas Index Pricing Litigation:  We, ONEOK Energy Services Company, L.P. (“OESC”) and one other affiliate are defending, either individually or together, against the following lawsuits that claim damages resulting from the alleged market manipulation or false reporting of prices to gas index publications by us and others:  Sinclair Oil Corporation v. ONEOK Energy Services Corporation, L.P., et al. (filed in the United States District Court for the District of Wyoming in September 2005, transferred to MDL-1566 in the United States District Court for the District of Nevada); Reorganized FLI, Inc. (formerly J.P. Morgan Trust Company) v. ONEOK, Inc., et al. (filed in the District Court of Wyandotte County, Kansas, in October 2005, transferred to MDL-1566 in the United States District Court for the District of Nevada); Learjet, Inc., et al. v. ONEOK, Inc., et al. (filed in the District Court of Wyandotte, Kansas, in November 2005, transferred to MDL-1566 in the

United States District Court for the District of Nevada); Breckenridge Brewery of Colorado, LLC, et al. v. ONEOK, Inc., et al. (filed in the District Court of Denver County, Colorado, in May 2006, transferred to MDL-1566 in the United States District Court for the District of Nevada); Arandell Corporation, et al. v. Xcel Energy, Inc., et al. (filed in the Circuit Court for Dane County, Wisconsin, in December 2006, transferred to MDL-1566 in the United States District Court for the District of Nevada); Heartland Regional Medical Center, et al. v. ONEOK, Inc., et al. (filed in the Circuit Court of Buchanan County, Missouri, in March 2007, transferred to MDL-1566 in the United States District Court for the District of Nevada); NewPage Wisconsin System v. CMS Energy Resource Management Company, et al. (filed in the Circuit Court for Wood County, Wisconsin, in March 2009, transferred to MDL-1566 in the United States District Court for the District of Nevada and now consolidated with the Arandell case).  In each of these lawsuits, the plaintiffs allege that we, OESC and one other affiliate and approximately ten other energy companies and their affiliates engaged in an illegal scheme to inflate natural gas prices by providing false information to gas price index publications.  All of the complaints arise out of the CFTC investigation into and reports concerning false gas price index-reporting or manipulation in the energy marketing industry during the years from 2000 to 2002.  Other than as noted below, pretrial discovery has been suspended in each of the cases, waiting on rulings by the Court on pending motions.

On January 8, 2009, summary judgment was granted in favor of all of the defendants except one in the Breckenridge case, and judgment was entered against the plaintiffs in favor of those defendants, including us, OESC and our other affiliate.  The judgment against the plaintiffs in the Breckenridge case is not final for purposes of appeal until the plaintiffs’ remaining claim against the one defendant has been resolved.  We continue to analyze all claims and are vigorously defending against them.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter 2010.

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

MARKET INFORMATION AND HOLDERS

Our common stock is listed on the NYSE under the trading symbol “OKE.”  The corporate name ONEOK is used in newspaper stock listings.  The following table sets forth the high and low closing prices of our common stock for the periods indicated:

	Year Ended		Year Ended
	December 31, 2010		December 31, 2009
	High	Low	High	Low
First Quarter	$47.15	$40.62	$31.08	$18.19
Second Quarter	$50.72	$42.00	$30.34	$23.07
Third Quarter	$47.91	$42.29	$36.76	$27.91
Fourth Quarter	$55.69	$45.64	$44.57	$35.18

At February 14, 2011, there were 15,979 holders of record of our 107,021,170 outstanding shares of common stock.

DIVIDENDS

The following table sets forth the quarterly dividends declared and paid per share of our common stock during the periods indicated:

	Years Ended December 31,
	2010	2009	2008
First Quarter	$0.44	$0.40	$0.38
Second Quarter	$0.44	$0.40	$0.38
Third Quarter	$0.46	$0.42	$0.40
Fourth Quarter	$0.48	$0.42	$0.40
Total	$1.82	$1.64	$1.56

In January 2011, we declared a dividend of $0.52 per share ($2.08 per share on an annualized basis) for the fourth quarter of 2010, which was paid on February 14, 2011, to shareholders of record as of January 31, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information relating to our purchases of our common stock for the periods shown:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Be Purchased Under the Plans or Programs

October 1-31, 2010	23,954	(a)	$25.50	-	-
November 1-30, 2010	112,477	(a), (b)	$33.19	-	-
December 1-31, 2010	28,301	(a), (b)	$26.06	-	-
Total	164,732		$30.84	-	-

(a) - Includes shares withheld pursuant to attestation of ownership and deemed tendered to us in connection with the exercise of stock options under the ONEOK, Inc. Long-Term Incentive Plan, as follows:
23,954 shares for the period of October 1-31, 2010
112,467 shares for the period of November 1-30, 2010
23,478 shares for the period of December 1-31, 2010
(b) - Includes shares repurchased directly from employees, pursuant to our Employee Stock Award Program, as follows:
10 shares for the period November 1-30, 2010
4,823 shares for the period December 1-31, 2010

EMPLOYEE STOCK AWARD PROGRAM

Under our Employee Stock Award Program, we issued, for no consideration, to all eligible employees (all full-time employees and employees on short-term disability) one share of our common stock when the per-share closing price of our common stock on the NYSE was for the first time at or above $26 per share.  We have issued and will continue to issue, for no consideration, one additional share of our common stock to all eligible employees when the closing price on the NYSE is for the first time at or above each one dollar increment above $26 per share.  The total number of shares of our common stock available for issuance under this program is 300,000.

On December 21, 2010, our common stock closed above $55 per share.  Accordingly, 4,823 shares were issued to all eligible employees as of that date.  Through December 31, 2010, a total of 149,175 shares has been issued to employees under this program.  Since December 31, 2010, our common stock has closed above $64 per share, and an additional 43,394 shares have been issued to employees resulting from each one-dollar increment since the award in December 2010.  The shares issued under this program have not been registered under the Securities Act, in reliance upon the position taken by the SEC (see Release No. 6188, dated February 1, 1980) that the issuance of shares to employees pursuant to a program of this kind does not require registration under the Securities Act.

PERFORMANCE GRAPH

The following performance graph compares the performance of our common stock with the S&P 500 Index and the S&P Utilities Index during the period beginning on December 31, 2005, and ending on December 31, 2010.  The graph assumes a $100 investment in our common stock and in each of the indices at the beginning of the period and a reinvestment of dividends paid on such investments throughout the period.

Value of $100 Investment Assuming Reinvestment of Dividends
At December 31, 2005, and at the End of Every Year Through December 31, 2010,
Among ONEOK, Inc., The S&P 500 Index and The S&P Utilities Index

	Cumulative Total Return
	Years Ended December 31,
	2005	2006	2007	2008	2009	2010

ONEOK, Inc.	$100.00	$167.71	$179.28	$121.02	$195.29	$252.65
S&P 500 Index	$100.00	$115.78	$122.14	$76.96	$97.33	$112.01
S&P Utilities Index (a)	$100.00	$120.95	$144.37	$102.51	$114.75	$121.05
(a) - The Standard & Poors Utilities Index is comprised of the following companies: AES Corp.; Allegheny Energy, Inc.;
Ameren Corp.; American Electric Power Co., Inc.; Centerpoint Energy, Inc.; CMS Energy Corp.; Consolidated Edison, Inc.;
Constellation Energy Group, Inc.; Dominion Resources, Inc.; DTE Energy Co.; Duke Energy Corp.; Edison International;
Entergy Corp.; EQT Corporation; Exelon Corp.; FirstEnergy Corp.; FPL Group, Inc.; Integrys Energy Group, Inc.; NextEra
Energy, Inc.; Nicor, Inc.; NiSource, Inc.; Northeast Utilities; NRG Energy, Inc.; Pepco Holdings, Inc.; PG&E Corp.; Pinnacle West
Capital Corp.; PPL Corp.; Progress Energy, Inc.; Public Service Enterprise Group, Inc.; SCANA Corp.; Sempra Energy; Southern
Co.; TECO Energy, Inc.; Wisconsin Energy Corp.; and Xcel Energy, Inc.

ITEM 6.                      SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for each of the periods indicated:

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(Millions of dollars except per share amounts)
Revenues	$13,030.0	$11,111.7	$16,157.4	$13,477.4	$11,920.3
Net income	$541.3	$491.2	$600.5	$498.1	$528.3
Net income attributable to ONEOK	$334.6	$305.5	$311.9	$304.9	$306.3
Total assets	$12,499.2	$12,827.7	$13,126.1	$11,062.0	$10,391.1
Long-term debt, including current maturities	$4,329.8	$4,602.4	$4,230.8	$4,635.5	$4,049.0
Basic earnings per share	$3.15	$2.90	$2.99	$2.84	$2.74
Diluted earnings per share	$3.10	$2.87	$2.95	$2.79	$2.68
Dividends declared per common share	$1.82	$1.64	$1.56	$1.40	$1.22

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the Notes to Consolidated Financial Statements in this Annual Report.

RECENT DEVELOPMENTS

The following discussion highlights some of our planned activities, recent achievements and significant issues affecting us.  Please refer to the “Financial Results and Operating Information,” and “Liquidity and Capital Resources” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operation and our consolidated financial statements and Notes to Consolidated Financial Statements for additional information.

ONEOK Partners’ Growth Projects - ONEOK Partners has announced in 2010 and early 2011 approximately $1.8 billion to $2.1 billion in growth projects, primarily in the Williston Basin in North Dakota and the Cana-Woodford Shale and Granite Wash areas in Oklahoma and Texas, that will enable ONEOK Partners to meet the rapidly growing needs of crude oil and natural gas producers as they increase their drilling activities.

Williston Basin Projects - Drilling rig counts in Dunn, McKenzie and Williams counties in North Dakota have increased dramatically since the beginning of 2010.  The development of the reserves in the Bakken Shale and Three Forks formations in the Williston Basin are being driven primarily by crude oil economics, with the associated natural gas production having a high NGL content.  Current natural gas processing and natural gas liquids infrastructure in the Williston Basin is being expanded to accommodate the additional production from the increased development activities.

ONEOK Partners is the largest independent gatherer and processor of natural gas in the Williston Basin.  With its natural gas gathering and processing business’ existing infrastructure and acreage dedications, ONEOK Partners is well positioned to provide critical midstream services to crude oil and natural gas producers as they develop Bakken Shale and Three Forks reserves.  Additional natural gas liquids infrastructure is also needed due to the continued NGL production growth that has saturated the area’s current truck and railcar transportation capacity and market.  The following provides additional details about the individual projects:

Williston Basin Processing Plants and related projects - ONEOK Partners announced plans to construct three new 100 MMcf/d natural gas processing facilities, the Garden Creek plant in eastern McKenzie County, North Dakota, and the Stateline I and II plants in western Williams County, North Dakota.  In addition, ONEOK Partners plans to make investments in related natural gas liquids infrastructure, expansions and upgrades to its existing gathering and compression infrastructure and new well connections associated with these plants.  The Garden Creek plant and related projects are expected to be in service by the end of 2011 and cost approximately $350 million to $415 million, excluding AFUDC.  The Stateline I plant, which is expected to be in service during the third quarter of 2012, and related projects are expected to cost approximately $300 million to $355 million, excluding AFUDC.  The Stateline II plant, which is expected to be in service during the first half of 2013, and related projects are expected to cost approximately $260 million to $305 million, excluding AFUDC.  These projects are in ONEOK Partners’ natural gas gathering and processing business.

Bakken Pipeline and related projects - ONEOK Partners announced plans to build a 525- to 615-mile natural gas liquids pipeline, the Bakken Pipeline, that will transport unfractionated NGLs from the Williston Basin in North Dakota to the Overland Pass Pipeline.  The Bakken Pipeline will have capacity to transport initially up to 60 MBbl/d of unfractionated NGL production from ONEOK Partners’ natural gas gathering and processing assets in the Williston Basin originating in eastern Montana and connecting to the Overland Pass Pipeline in northeastern Colorado.  The unfractionated NGLs will then be delivered to ONEOK Partners’ existing natural gas liquids fractionation and distribution infrastructure in the Mid-Continent.  Additional pump facilities could increase the Bakken Pipeline’s capacity to 110 MBbl/d.  Supply commitments for the Bakken Pipeline will be anchored by NGL production from ONEOK Partners’ natural gas processing plants.  ONEOK Partners is also discussing NGL supply commitments with third-party processors.  Following receipt of all necessary permits, construction of the 12-inch diameter pipeline is expected to begin in the second quarter of 2012 and be in service during the first half of 2013.  Project costs for the new pipeline are estimated to be $450 million to $550 million, excluding AFUDC.

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

Bushton Fractionator Expansion - To accommodate the additional volume from the Bakken Pipeline, ONEOK Partners will invest $110 million to $140 million, excluding AFUDC, to expand and upgrade its existing fractionation capacity at Bushton, Kansas, increasing its capacity to 210 MBbl/d from 150 MBbl/d.  This project is expected to be in service during the first half of 2013 and is in ONEOK Partners’ natural gas liquids business.

Cana-Woodford Shale and Granite Wash projects - In addition to the growth projects in the Williston Basin, ONEOK Partners has also announced plans to invest approximately $270 million to $330 million, excluding AFUDC, in its existing Mid-Continent infrastructure, primarily in the Cana-Woodford Shale and Granite Wash areas.  The expansions and upgrades will increase ONEOK Partners’ ability to accommodate the growing natural gas and NGL supply from producers and natural gas processors as drilling activities increase in these areas.  These investments will expand its ability to transport unfractionated NGLs from these supply areas to fractionation facilities in Oklahoma and Texas and distribute purity NGL products to the Mid-Continent, Gulf Coast and upper Midwest market centers.  A portion of these investments will also allow ONEOK Partners to increase utilization in its natural gas processing capacity in Oklahoma.

ONEOK Partners also announced plans to construct more than 230 miles of natural gas liquids pipeline that will expand its existing Mid-Continent natural gas liquids gathering system in the Cana-Woodford Shale and Granite Wash areas.  The pipeline will connect to three new third-party natural gas processing facilities that are under construction and to three existing third-party natural gas processing facilities that are being expanded.  Additionally, ONEOK Partners will install additional pump stations on the Arbuckle Pipeline to increase its capacity to 240 MBbl/d.  When completed, these projects are expected to add approximately 75 to 80 MBbl/d of raw, unfractionated NGLs to ONEOK Partners’ existing natural gas liquids gathering systems.  These projects are expected to be in service during the first half of 2012 and cost approximately $180 million to $240 million, excluding AFUDC.  These projects are in ONEOK Partners’ natural gas liquids business.

ONEOK Partners will invest an additional $55 million in the Cana-Woodford Shale development in Oklahoma.   The investments include approximately $20 million for new well connections in 2010 and 2011 to gather additional Cana-Woodford Shale natural gas volumes.  In addition, ONEOK Partners completed in the fourth quarter of 2010 the connection of its Western Oklahoma natural gas gathering system to its existing Maysville natural gas processing facility in central Oklahoma and the connection of a new natural gas processing plant to its natural gas liquids gathering system.  These projects are in ONEOK Partners’ natural gas gathering and processing and natural gas liquids businesses, respectively.

Sterling I Pipeline Expansion - ONEOK Partners will install seven additional pump stations for approximately $36 million, excluding AFUDC, along its existing Sterling I natural gas liquids distribution pipeline, increasing its capacity by 15 MBbl/d, which will be supplied by ONEOK Partners’ Mid-Continent natural gas liquids infrastructure.  The Sterling I pipeline transports NGL purity products from ONEOK Partners’ fractionator in Medford, Oklahoma, to the Mont Belvieu, Texas, market center and is currently operating at capacity.  The pump stations are expected to be in service in the second half of 2011.  This project is in ONEOK Partners’ natural gas liquids business.

For a discussion of capital expenditure financing, see “Capital Expenditures” in “Liquidity and Capital Resources” beginning on page 55.

Stock Repurchase Program - In October 2010, our Board of Directors authorized a three-year stock repurchase program to buy up to $750 million of our outstanding common stock, subject to the limitation that purchases will not exceed $300 million in any one calendar year.  If shares are repurchased, they will be acquired from time to time in open-market transactions or through privately negotiated transactions at our discretion, subject to market conditions and other factors.  Any purchases will be funded by our available cash, free cash flow and short-term borrowings.  The program will terminate upon completion of the repurchase of $750 million of common stock or on December 31, 2013, whichever occurs first.  As of February 21, 2011, no shares have been repurchased under the program.

Overland Pass Pipeline Company - In September 2010, ONEOK Partners completed a transaction to sell a 49-percent ownership interest in Overland Pass Pipeline Company to a subsidiary of Williams Partners resulting in each joint-venture member now owning 50 percent of Overland Pass Pipeline Company.  In accordance with the joint-venture agreement, ONEOK Partners received approximately $423.7 million in cash at closing.  ONEOK Partners used the proceeds from the transaction to repay short-term debt and to fund a portion of its recently announced capital projects.  A subsidiary of Williams Partners has elected to become the operator of Overland Pass Pipeline Company and is expected to assume the role of operator in the second quarter of 2011.  As a result of the transaction, ONEOK Partners no longer controls Overland Pass Pipeline Company and began accounting for the investment under the equity method of accounting in September 2010.  In connection with the deconsolidation of Overland Pass Pipeline Company, ONEOK Partners recognized a gain of approximately $16.3 million.

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

ONEOK Partners’ Debt Maturity - In June 2010, ONEOK Partners repaid $250 million of maturing senior notes with available cash and short-term borrowings.  With the repayment of these notes, ONEOK Partners no longer has any obligation to offer to repurchase the $225 million senior notes due March 2011 in the event that ONEOK Partners’ long-term debt credit ratings fall below investment grade.

ONEOK Partners’ Debt Issuance - In January 2011, ONEOK Partners completed an underwritten public offering of $1.3 billion senior notes, consisting of $650 million of 3.25-percent senior notes due 2016 and $650 million of 6.125-percent senior notes due 2041.  The net proceeds from the offering of approximately $1.28 billion were used to repay amounts outstanding under ONEOK Partners’ commercial paper program and for general partnership purposes, including capital expenditures, and will be used to repay the $225 million principal amount of senior notes due March 2011.

ONEOK Partners’ Equity Issuance - In February 2010, ONEOK Partners completed an underwritten public offering of 5,500,900 common units, including the partial exercise by the underwriters of their over-allotment option, at a public offering price of $60.75 per common unit, generating net proceeds of approximately $322.7 million.  In conjunction with the offering, ONEOK Partners GP contributed $6.8 million in order to maintain its 2-percent general partner interest.  ONEOK Partners used the proceeds from the sale of common units and the general partner contribution to repay borrowings under the ONEOK Partners Credit Agreement and for general partnership purposes.

Dividends/Distributions - During 2010, we paid dividends totaling $1.82 per share, an increase of approximately 11.0 percent over the $1.64 per share paid during 2009.  We declared a quarterly dividend of $0.52 per share ($2.08 per share on an annualized basis) in January 2011, an increase of approximately 18.2 percent over the $0.44 declared in January 2010.  During 2010, ONEOK Partners paid cash distributions totaling $4.46 per unit, an increase of approximately 3.0 percent over the $4.33 per unit paid during 2009.  A cash distribution from ONEOK Partners of $1.14 per unit ($4.56 per unit on an annualized basis) was declared in January 2011, an increase of approximately 3.6 percent over the $1.10 declared in January 2010.

REGULATORY

Environmental Liabilities - We are subject to multiple historical and wildlife preservation laws and environmental regulations affecting many aspects of our present and future operations.  Regulated activities include those involving air emissions, stormwater and wastewater discharges, handling and disposal of solid and hazardous wastes, hazardous materials transportation, and pipeline and facility construction.  These laws and regulations require us to obtain and comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals.  Failure to comply with these laws, regulations, permits and licenses may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations.  If a leak or spill of hazardous substances or petroleum products occurs from pipelines or facilities that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including response, investigation and clean-up costs, which could affect materially our results of operations and cash flows.  In addition, emission controls required under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities.  We cannot assure that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us.  Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations.

In May 2010, the EPA finalized the “Tailoring Rule” that will regulate greenhouse gas emissions at new or modified facilities that meet certain criteria.  Affected facilities will be required to review best available control technology, conduct air-quality analysis, impact analysis and public reviews with respect to such emissions.  The rule was phased in beginning January 2011 and, at current emission threshold levels, will have a minimal impact on our existing facilities.  The EPA has stated it will consider lowering the threshold levels over the next five years, which could increase the impact on our existing facilities;  however, potential costs, fees or expenses associated with the potential adjustments are unknown.

In addition, the EPA issued a proposed rule on air-quality standards, “National Emission Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines,” also known as RICE NESHAP, scheduled to be adopted in 2013.  The rule will require capital expenditures over the next three years for the purchase and installation of new emissions-control equipment.  We do not expect these expenditures to have a material impact on our results of operations, financial position or cash flows.

Financial Markets Legislation - In July 2010, the Dodd-Frank Act was enacted, representing a far-reaching overhaul of the framework for regulation of United States financial markets.  Various regulatory agencies, including the SEC and the CFTC, have proposed regulations for implementation of many of the provisions of the Dodd-Frank Act and are currently seeking comments on the proposals.  We expect additional proposed regulations as the remaining provisions of the Dodd-Frank Act are implemented.  Until the final regulations are established, we are unable to ascertain how we may be affected.  Based on our assessment of the proposed regulations issued to date, we expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity and interest rate risks; however, the costs of doing so may increase as a result of the new legislation.  We may also incur additional costs associated with our compliance with the new regulations and anticipated additional record-keeping, reporting and disclosure obligations.

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

Other - Several regulatory initiatives impacted the earnings and future earnings potential for our Distribution segment.  See discussion of our Distribution segment’s regulatory initiatives beginning on page 49.

IMPACT OF NEW ACCOUNTING STANDARDS

Information about the impact of new accounting standards is included in Note A of the Notes to Consolidated Financial Statements in this Annual Report.  ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” is a disclosure only standard, which did not have a material impact.  See Note B of the Notes to Consolidated Financial Statements for discussion of our fair value measurements.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

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

The following is a summary of our most critical accounting policies, which are defined as those estimates and policies most important to the portrayal of our financial condition and results of operations and requiring management’s most difficult, subjective or complex judgment, particularly because of the need to make estimates concerning the impact of inherently uncertain matters.  We have discussed the development and selection of our estimates and critical accounting policies with the Audit Committee of our Board of Directors.

Fair Value Measurements - Determining Fair Value - We define fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date.  We use the market and income approaches to determine the fair value of our assets and liabilities and consider the markets in which the transactions are executed.  While many of the contracts in our portfolio are executed in liquid markets where price transparency exists, some contracts are executed in markets for which market prices may exist but the market may be relatively inactive.  This results in limited price transparency that requires management’s judgment and assumptions to estimate fair values.  Inputs into our fair value estimates include commodity exchange prices, over-the-counter quotes, volatility, historical correlations of pricing data and LIBOR and other liquid money market instrument rates.  We also utilize internally developed basis curves that incorporate observable and unobservable market data.  We validate our valuation inputs with third-party information and settlement prices from other sources, where available.  In addition, as prescribed by the income approach, we compute the fair value of our derivative portfolio by discounting the projected future cash flows from our derivative assets and liabilities to present value.  The interest-rate yields used to calculate the present-value discount factors are derived from LIBOR, Eurodollar futures and Treasury swaps.  The projected cash flows are then multiplied by the appropriate discount factors to determine the present value or fair value of our derivative instruments.  We also take into consideration the potential impact on market prices of liquidating positions in an orderly manner and over a reasonable period of time using current market conditions.  We consider current market data in evaluating counterparties’, as well as our own, nonperformance risk by using specific and sector bond yields and also monitor the credit default swap markets, net of collateral.  Although we use our best estimates to determine the fair value of the derivative contracts we have executed, the ultimate market prices realized could differ from our estimates, and the differences could be material.

Fair Value Hierarchy - At each balance sheet date, we utilize a fair value hierarchy to classify fair value amounts recognized or disclosed in our financial statements based on the observability of inputs used to estimate such fair value.  The levels of the hierarchy are described below:
•	Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities;
•
Level 2 - Significant observable pricing inputs other than quoted prices included within Level 1 that are, either directly or indirectly, observable as of the reporting date.  Essentially, this represents inputs that are derived principally from or corroborated by observable market data; and

•
Level 3 - May include one or more unobservable inputs that are significant in establishing a fair value estimate.  These unobservable inputs are developed based on the best information available and may include our own internal data.

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

For more information on our fair value measurements, fair value sensitivity and a discussion of the market risk of pricing changes, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk and Note B of the Notes to Consolidated Financial Statements in this Annual Report.

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

To reduce our exposure to fluctuations in natural gas, NGLs and condensate prices, we periodically enter into futures, forwards, options or swap transactions in order to hedge anticipated purchases and sales of natural gas, NGLs and condensate and fuel requirements.  Interest-rate swaps are also used to manage interest-rate risk.  Under certain conditions, we designate these derivative instruments as a hedge against our exposure to changes in fair values or cash flow.  For hedges of exposure to changes in cash flow, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of accumulated other comprehensive income (loss) and is subsequently recorded to earnings when the forecasted transaction affects earnings.  Any ineffectiveness of designated hedges is reported in earnings during the period the ineffectiveness occurs.  However, if a derivative instrument is ineligible for hedge accounting or if the cash flow hedge is not property designated, changes in fair value of the derivative instrument would be recorded currently in earnings.  Additionally, if a cash flow hedge ceases to qualify for hedge accounting treatment because it is no longer probable that the forecasted transaction will occur, the change in fair value of the derivative instrument would be recognized in earnings.

For hedges against our exposure in changes in fair value, the gain or loss on the derivative instrument is recognized in earnings during the period of change together with the offsetting gain or loss on the hedged item attributable to the risk being hedged.  We do not believe that changes in our fair value estimates of our derivative instruments have a material impact on our results of operations as the majority of our derivatives are accounted for as hedges for which ineffectiveness is not material.  We assess the effectiveness of hedging relationships quarterly by performing an effectiveness test on our hedging relationships to determine whether they are highly effective on a retrospective and prospective basis.  Upon election, many of our purchase and sale agreements that otherwise would be required to follow the accounting for derivative instruments qualify as normal purchases and normal sales that result in physical delivery and are therefore exempt from fair value accounting treatment.

For more information on our derivatives and risk management activities, fair value sensitivity and a discussion of the market risk of pricing changes, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk and Note C of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion.

Impairment of Goodwill and Long-Lived Assets, including Intangible Assets - We assess our goodwill and indefinite-lived intangible assets for impairment at least annually as of July 1.  There were no impairment charges resulting from our 2010, 2009 or 2008 impairment tests.

As part of our impairment test, an initial assessment is made by comparing the fair value of a reporting unit with its book value, including goodwill.  To estimate the fair value of our reporting units, we use two generally accepted valuation approaches, an income approach and a market approach, using assumptions consistent with a market participant’s perspective.  Under the income approach, we use anticipated cash flows over a period of years plus a terminal value and discount these amounts to their present value using appropriate discount rates.  Under the market approach, we apply multiples to forecasted cash flows.  The multiples used are consistent with historical asset transactions.  The forecasted cash flows are based on average forecasted cash flows over a period of years.

Our estimates of fair value significantly exceeded the book value of our reporting units and our indefinite-lived intangible assets in our July 1, 2010, impairment test.  Even if the estimated fair values used in our July 1, 2010, impairment tests were reduced by 10 percent, no impairment charges would have resulted.  The following table sets forth our goodwill, by segment, at both December 31, 2010 and 2009:

(Thousands of dollars)
ONEOK Partners	$433,537
Distribution	157,953
Energy Services	10,255
Other	1,099
Total goodwill	$602,844

As part of our indefinite-lived intangible asset impairment test, we compare the estimated fair value of our indefinite-lived intangible assets with their book values.  The fair value of our indefinite-lived intangible assets is estimated using the market approach.  Under the market approach, we apply multiples to forecasted cash flows of the assets associated with our indefinite-lived intangible assets.  The multiples used are consistent with historical asset transactions.  We determined that there were no impairments to our indefinite-lived intangible assets in 2010, 2009 or 2008.

We assess our long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable.  An impairment is indicated if the carrying amount of a long-lived asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset.  If an impairment is indicated we record an impairment loss equal to the difference between the carrying value and the fair value of the long-lived asset.  We determined that there were no asset impairments in 2010, 2009 or 2008.

For the investments we account for under the equity method, the impairment test considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary.  Therefore, we periodically re-evaluate the amount at which we carry our equity method investments to determine whether current events or circumstances warrant adjustments to our carrying value.  We determined that there were no impairments to our investments in unconsolidated affiliates in 2010, 2009 or 2008.

Our impairment tests require the use of assumptions and estimates such as industry economic factors and the profitability of future business strategies.  If actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may be exposed to future impairment charges.

See Notes A, D, and E of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of goodwill and long-lived assets.

Pension and Postretirement Employee Benefits - We have defined benefit retirement plans covering certain full-time employees.  We sponsor welfare plans that provide postretirement medical and life insurance benefits to certain employees who retire with at least five years of service.  Our actuarial consultant calculates the expense and liability related to these plans and uses statistical and other factors that attempt to anticipate future events.  These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases, age and employment periods.  In determining the projected benefit obligations and costs, assumptions can change from period to period and may result in material changes in the costs and liabilities we recognize.  See Note L of the Notes to Consolidated Financial Statements in this Annual Report for additional information.

Assumed health care cost-trend rates have a significant effect on the amounts reported for our health care plans.  A one percentage point change in assumed health care cost trend rates would have the following effects.

	One Percentage	One Percentage
	Point Increase	Point Decrease
	(Thousands of dollars)
Effect on total of service and interest cost	$1,835	$(1,571)
Effect on postretirement benefit obligation	$22,556	$(19,445)

During 2010, we recorded net periodic benefit costs of $32.6 million related to our defined benefit pension plans and $20.9 million related to postretirement benefits.  We estimate that in 2011, we will record net periodic benefit costs of $40.0 million related to our defined benefit pension plans and $19.9 million related to postretirement benefits.  In determining our estimated expenses for 2011, we assumed an 8.25-percent expected return on plan assets and a discount rate of 5.5 percent.  A decrease in our expected return on plan assets to 8.0 percent would increase our 2011 estimated net periodic benefit costs by approximately $2.3 million for our defined benefit pension plans and would not have a significant impact on our postretirement benefit plans.  A decrease in our assumed discount rate to 5.25 percent would increase our 2011 estimated net periodic benefit costs by approximately $3.0 million for our defined benefit pension plans and would not have a significant impact on our postretirement benefit plans.  During 2010, we made contributions of $96.8 million and $12.5 million to our defined benefit pension plans and postretirement benefit plans, respectively.  These contributions to our defined benefit pension plans included $57.0 million attributable to the 2011 plan year.  We anticipate our total 2011 contributions will include an additional $4.3 million for our defined benefit pension plans and $13.9 million for our postretirement benefit plans.

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures.  We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered, and an amount can be reasonably estimated.  We base our estimates on currently available facts and our assessments of the ultimate outcome or resolution.  Accruals for estimated losses from environmental remediation obligations generally are recognized no later than the completion of a remediation feasibility study.  Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.  Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no material effect on earnings or cash flows during 2010, 2009 and 2008.  Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings.  See Note P of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of contingencies.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2010 vs. 2009		2009 vs. 2008
Financial Results	2010	2009	2008	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues	$13,030.0	$11,111.6	$16,157.4	$1,918.4	17%	$(5,045.8)	(31%)
Cost of sales and fuel	10,957.5	9,095.7	14,221.9	1,861.8	20%	(5,126.2)	(36%)
Net margin	2,072.5	2,015.9	1,935.5	56.6	3%	80.4	4%
Operating costs	839.8	837.1	776.9	2.7	0%	60.2	8%
Depreciation and amortization	307.3	289.0	243.9	18.3	6%	45.1	18%
Gain (loss) on sale of assets	18.6	4.8	2.3	13.8	*	2.5	*
Operating income	$944.0	$894.6	$917.0	$49.4	6%	$(22.4)	(2%)

Equity earnings from investments	$101.9	$72.7	$101.4	$29.2	40%	$(28.7)	(28%)
Allowance for equity funds used during construction	$1.0	$26.9	$50.9	$(25.9)	(96%)	$(24.0)	(47%)
Interest expense	$(292.2)	$(300.8)	$(264.2)	$(8.6)	(3%)	$36.6	14%
Net income attributable to noncontrolling interests	$(206.7)	$(185.8)	$(288.6)	$20.9	11%	$(102.8)	(36%)
Capital expenditures	$582.7	$791.2	$1,473.1	$(208.5)	(26%)	$(681.9)	(46%)
* Percentage change is greater than 100 percent.

2010 vs. 2009 - Commodity prices were generally higher during 2010, compared with 2009, which had a direct impact on our revenues and cost of sales and fuel.  Our operating results include the benefits from a full year of ONEOK Partners’ more than $2.0 billion of completed growth projects that were placed in service in 2009.

Operating income increased 6 percent in 2010, when compared with 2009, reflecting higher NGL volumes, higher contracted natural gas transportation capacity, an increase in natural gas processing volumes, higher natural gas and NGL storage margins and a gain on the sale of a 49-percent ownership interest in Overland Pass Pipeline Company in our ONEOK Partners segment.  These increases were offset partially by ONEOK Partners’ lower NGL optimization margins.  Our Distribution segment benefited from new rates in Oklahoma that increased fixed fees and lowered our volumetric sensitivity, providing more consistent revenues each month.  Our Energy Services segment’s results were consistent with the prior year, with higher realized seasonal storage price differentials and marketing margins offset by lower realized Mid-Continent-to-Gulf Coast transportation margins and lower premium-services margins.

Operating costs increased due primarily to the recognition of previously deferred integrity-management costs in our Distribution segment that are now being recovered through rates, offset partially by lower than estimated ad valorem taxes in our ONEOK Partners segment and lower legal-related costs in our Energy Services segment.

Our results were also favorably impacted by increased equity earnings from investments in our ONEOK Partners segment.  The overall increase is due primarily to increased contracted capacity on Northern Border Pipeline, which benefited from wider natural gas price differentials between the markets it serves, and as a result of accounting for ONEOK Partners’ 50-percent investment in Overland Pass Pipeline Company as an equity investment beginning September 2010.

2009 vs. 2008 - Commodity prices were generally lower during 2009, compared with 2008, which had a direct impact on our revenues and cost of sales and fuel.  Operations associated with ONEOK Partners’ growth projects were increasing since these projects were placed in service in late 2008 and in 2009.

Operating income in 2009 decreased 2 percent, compared with 2008, due primarily to lower realized commodity prices and less favorable NGL price differentials.  These decreases were offset partially by substantially higher NGL volumes; higher natural gas transportation contracted capacity attributable to ONEOK Partners’ completed growth projects; increased transportation and premium-services margins in our Energy Services segment; and additional revenues from capital-recovery mechanisms in our Distribution segment.

Operating costs increased due primarily to incremental costs associated with the operation of ONEOK Partners’ completed capital projects; and increased employee-related costs in our Distribution segment. These increases were offset partially by lower bad-debt expense in our Distribution segment.

Equity earnings from investments decreased due primarily to lower subscription volumes and rates on Northern Border Pipeline in ONEOK Partners’ natural gas liquids business and from the $8.3 million gain on the sale of Bison Pipeline LLC by Northern Border Pipeline in 2008.  Equity earnings also decreased due to lower natural gas gathering volumes, primarily in the Powder River Basin in Wyoming, in ONEOK Partners’ various natural gas gathering and processing equity investments.

Interest expense increased due primarily to ONEOK Partners’ March 2009 debt issuance and a decrease in capitalized interest due to the completion of ONEOK Partners’ capital projects, offset partially by decreased borrowings by ONEOK.

More information regarding our results of operations is provided in the following discussion of operating results for each of our segments.

ONEOK Partners

Selected Financial Results and Operating Information - ONEOK Partners’ 2010 operating results include the benefits from a full year of operation of more than $2.0 billion in growth projects that it completed in 2009, reflecting increases in NGL volumes gathered, fractionated and sold in its natural gas liquids business, pipeline capacity contracted in its natural gas pipelines business and natural gas volumes processed in the Williston Basin in its natural gas gathering and processing business.  ONEOK Partners expects continued development of the reserves in the Bakken Shale and Three Forks formations in the Williston Basin and in the Cana-Woodford Shale and Granite Wash areas in Oklahoma and Texas, as drilling activities increase in these areas.

ONEOK Partners placed the following projects in service during 2009:
•	February - Guardian Pipeline’s expansion and extension project in its natural gas pipeline business;
•	March - Grasslands natural gas processing plant expansion in its natural gas gathering and processing business;
•	March - D-J Basin lateral pipeline in its natural gas liquids business;
•	July - Arbuckle Pipeline in its natural gas liquids business; and
•	October - Piceance lateral pipeline in its natural gas liquids business.

The in-service dates of these completed capital projects have impacted the period-to-period comparisons of net margin and operating expenses, primarily in ONEOK Partners’ natural gas liquids and natural gas pipelines businesses, as operations associated with these projects have been increasing since being placed in service.

Additionally, 2010 results for ONEOK Partners’ natural gas liquids business include the gain on the sale of a 49-percent ownership interest in Overland Pass Pipeline Company.  As a result of the sale, ONEOK Partners accounts for its 50-percent investment in Overland Pass Pipeline Company, which operates Overland Pass Pipeline and the D-J Basin and Piceance lateral pipelines, as an equity investment beginning in September 2010.

The following table sets forth certain selected financial results for our ONEOK Partners segment for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2010 vs. 2009		2009 vs. 2008
Financial Results	2010	2009	2008	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues	$8,675.9	$6,474.5	$7,720.2	$2,201.4	34%	$(1,245.7)	(16%)
Cost of sales and fuel	7,531.0	5,355.2	6,579.5	2,175.8	41%	(1,224.3)	(19%)
Net margin	1,144.9	1,119.3	1,140.7	25.6	2%	(21.4)	(2%)
Operating costs	403.5	411.3	371.8	(7.8)	(2%)	39.5	11%
Depreciation and amortization	173.7	164.1	124.8	9.6	6%	39.3	31%
Gain (loss) on sale of assets	18.6	2.7	0.7	15.9	*	2.0	*
Operating income	$586.3	$546.6	$644.8	$39.7	7%	$(98.2)	(15%)

Equity earnings from investments	$101.9	$72.7	$101.4	$29.2	40%	$(28.7)	(28%)
Allowance for equity funds used during construction	$1.0	$26.9	$50.9	$(25.9)	(96%)	$(24.0)	(47%)
Interest expense	$(204.3)	$(206.0)	$(151.1)	$(1.7)	(1%)	$54.9	36%
Capital expenditures	$352.7	$615.7	$1,253.9	$(263.0)	(43%)	$(638.2)	(51%)
* Percentage change is greater than 100 percent.

2010 vs. 2009 - Net margin increased due primarily to the following:
•
an increase of $51.4 million due to higher NGL volumes gathered, fractionated and transported, primarily associated with the completion of the Arbuckle Pipeline, Piceance lateral pipeline and D-J Basin lateral pipeline, as well as new NGL supply connections in ONEOK Partners’ natural gas liquids business;

•	an increase of $14.4 million due to higher storage margins, primarily as a result of contract renegotiations in ONEOK Partners’ natural gas pipelines and natural gas liquids businesses;
•	an increase of $9.1 million due to increased Williston Basin volumes in ONEOK Partners’ natural gas gathering and processing business; and
•
an increase of $8.7 million from higher natural gas transportation margins from an increase in contracted capacity on Midwestern Gas Transmission, Viking Gas Transmission’s Fargo lateral pipeline and the incremental margin from the Guardian Pipeline expansion and extension project in ONEOK Partners’ natural gas pipelines business; offset partially by

•
a decrease of $34.7 million related to lower optimization margins due to limited NGL fractionation and transportation capacity available for optimization activities between the Mid-Continent and Gulf Coast NGL market centers until September 2010 and less favorable NGL price differentials in ONEOK Partners’ natural gas liquids business;

•
a decrease of $7.8 million due to decreased volumes processed and sold in western Oklahoma and Kansas as a result of natural production declines, operational outages and a period of ethane rejection in ONEOK Partners’ natural gas gathering and processing business;

•	a decrease of $6.5 million from selling ONEOK Partners’ Lehman Brothers bankruptcy claims in 2009; and
•
a decrease of $6.3 million due to lower natural gas volumes gathered as a result of natural production declines and reduced drilling activity by its customers in the Powder River Basin in ONEOK Partners’ natural gas gathering and processing business.

Operating costs decreased due primarily to a decrease of $8.2 million due to lower than estimated ad valorem taxes associated with ONEOK Partners’ capital projects completed in 2009 in its natural gas liquids business.

Depreciation and amortization expense increased primarily as a result of ONEOK Partners’ capital projects completed in 2009 in its natural gas liquids and natural gas pipelines businesses, offset partially by the deconsolidation of Overland Pass Pipeline Company in the third quarter of 2010 in ONEOK Partners’ natural gas liquids business.

Gain (loss) on sale of assets increased due primarily to the gain on sale of a 49-percent ownership interest in Overland Pass Pipeline Company in ONEOK Partners’ natural gas liquids business.

Equity earnings from investments increased due primarily to increased contracted capacity on Northern Border Pipeline due to wider natural gas price differentials in ONEOK Partners’ natural gas pipelines business and equity earnings from ONEOK Partners’ investment in Overland Pass Pipeline Company, which was deconsolidated in September 2010.

Allowance for equity funds used during construction and capital expenditures decreased due primarily to ONEOK Partners’ completed capital projects in 2009 in its natural gas liquids and natural gas pipelines businesses.

2009 vs. 2008 - The Guardian Pipeline expansion and extension was placed into service in February 2009 and impacts the period-to-period comparisons of ONEOK Partners and specifically its natural gas pipelines business.  The Overland Pass Pipeline and related expansion projects were placed in service during the fourth quarter of 2008, and operations of those assets have been increasing since that time.  The Arbuckle Pipeline was placed in service during the third quarter of 2009, and operations have been increasing since that time.  The in-service dates of those projects have impacted the period-to-period comparisons of net margin and expense for ONEOK Partners’ natural gas liquids business.

Net margin decreased due primarily to the following:
•	a decrease of $106.0 million due to lower realized commodity prices in ONEOK Partners’ natural gas gathering and processing business; and
•	a decrease of $41.7 million due to less favorable NGL price differentials in ONEOK Partners’ natural gas liquids business; offset partially by
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

•	an increase of $23.5 million due to higher volumes processed and sold in ONEOK Partners’ natural gas gathering and processing business.

Operating costs increased due primarily to higher employee-related costs in all of ONEOK Partners’ businesses, the incremental costs associated with the operation of the Overland Pass Pipeline and related expansion projects and Arbuckle Pipeline, and costs associated with the expanded Bushton Plant fractionator in its natural gas liquids business.

Depreciation and amortization expense increased primarily as a result of ONEOK Partners’ completed capital projects, primarily in its natural gas liquids business and also in its natural gas pipelines business.

Equity earnings from investments decreased due primarily to lower subscription volumes and rates on Northern Border Pipeline, in ONEOK Partners’ natural gas pipeline business.  Additionally, there was a gain on the sale of Bison Pipeline LLC by Northern Border Pipeline in the third quarter of 2008.  Equity earnings from investments also decreased due to lower natural gas volumes gathered in ONEOK Partners’ various natural gas gathering and processing equity investments whose assets are located primarily in the Powder River Basin of Wyoming.

Allowance for equity funds used during construction decreased due primarily to the completion of the Arbuckle Pipeline in July 2009 and the Overland Pass Pipeline and related expansion projects in ONEOK Partners’ natural gas liquids business, and the Guardian Pipeline expansion and extension that was placed in service in February 2009 in its natural gas pipelines business.

Interest expense increased due primarily to ONEOK Partners’ March 2009 debt issuance and a decrease in capitalized interest due to the completion of ONEOK Partners’ capital projects, primarily in its natural gas liquids business.

Capital expenditures decreased due primarily to the completion of ONEOK Partners’ capital projects, primarily related to its natural gas liquids business.

Selected Operating Information - The following table sets forth selected operating information for our ONEOK Partners segment for the periods indicated:

	Years Ended December 31,
Operating Information	2010	2009	2008
Natural gas gathered (BBtu/d) (a)	1,067	1,123	1,164
Natural gas processed (BBtu/d) (a)	674	658	641
Natural gas transportation capacity contracted (MDth/d) (b)	5,616	5,507	4,835
Transportation capacity subscribed	87%	86%	83%
Residue gas sales (BBtu/d) (a)	286	291	279
NGL sales (MBbl/d) (c)	457	408	283
NGLs fractionated (MBbl/d)	512	481	389
NGLs transported-gathering lines (MBbl/d)	440	372	260
NGLs transported-distribution lines (MBbl/d)	468	459	331
Conway-to-Mont Belvieu OPIS average price differential
Ethane ($/gallon)	$0.10	$0.11	$0.15
Realized composite NGL net sales price ($/gallon) (a) (d)	$0.94	$0.90	$1.26
Realized condensate net sales price ($/Bbl) (a) (d)	$63.81	$78.35	$88.35
Realized residue gas net sales price ($/MMBtu) (a) (d)	$5.58	$3.55	$7.53
Realized gross processing spread ($/MMBtu) (a)	$6.41	$6.63	$7.47
(a) - Statistics relate to ONEOK Partners’ natural gas gathering and processing business.
(b) - Unit of measure converted from MMcf/d in 2010. Prior periods have been recast to reflect this change.
(c) - Statistic relates to ONEOK Partners' natural gas liquids business.
(d) - Presented net of the impact of hedging activities and includes equity volumes only.

Distribution

Selected Financial Results - The following table sets forth certain selected financial results for our Distribution segment for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2010 vs. 2009		2009 vs. 2008
Financial Results	2010	2009	2008	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Gas sales	$2,038.3	$2,014.7	$2,690.2	$23.6	1%	$(675.5)	(25%)
Transportation revenues	91.5	87.6	87.3	3.9	4%	0.3	0%
Cost of gas	1,403.4	1,410.8	2,123.1	(7.4)	(1%)	(712.3)	(34%)
Net margin, excluding other revenues	726.4	691.5	654.4	34.9	5%	37.1	6%
Other revenues	38.9	42.5	41.4	(3.6)	(8%)	1.1	3%
Net margin	765.3	734.0	695.8	31.3	4%	38.2	5%
Operating costs	407.8	390.2	381.4	17.6	5%	8.8	2%
Depreciation and amortization	131.1	122.7	116.9	8.4	7%	5.8	5%
Gain (loss) on sale of assets	-	0.5	-	(0.5)	(100%)	0.5	100%
Operating income	$226.4	$221.6	$197.5	$4.8	2%	$24.1	12%
Capital expenditures	$215.6	$157.5	$169.0	$58.1	37%	$(11.5)	(7%)

The following table sets forth our net margin, excluding other revenues, by type of customer, for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2010 vs. 2009		2009 vs. 2008
Net margin, excluding other revenues	2010	2009	2008	Increase (Decrease)		Increase (Decrease)
Gas sales	(Millions of dollars)
Regulated
Residential	$509.1	$473.8	$444.0	$35.3	7%	$29.8	7%
Commercial	108.9	105.1	101.3	3.8	4%	3.8	4%
Industrial	2.2	2.5	2.6	(0.3)	(12%)	(0.1)	(4%)
Wholesale	0.5	0.4	0.6	0.1	25%	(0.2)	(33%)
Public Authority	4.2	4.1	3.8	0.1	2%	0.3	8%
Retail marketing	10.0	18.0	14.8	(8.0)	(44%)	3.2	22%
Net margin on gas sales	634.9	603.9	567.1	31.0	5%	36.8	6%
Transportation margin	91.5	87.6	87.3	3.9	4%	0.3	0%
Net margin, excluding other revenues	$726.4	$691.5	$654.4	$34.9	5%	$37.1	6%

2010 vs. 2009 - Net margin increased due primarily to the following:
•	an increase of $40.1 million from new rates in Oklahoma that increased fixed fees, which lowered our volumetric sensitivity and provides more consistent revenues each month;
•	an increase of $6.5 million from increased rider recoveries in Oklahoma and ad valorem tax surcharge recoveries in Kansas;
•	an increase of $3.7 million from higher natural gas sales volumes, primarily in the first quarter of 2010, due to colder weather;
•	an increase of $3.4 million from capital-recovery mechanisms in Kansas; and
•	an increase of $2.7 million from higher transportation volumes; offset partially by
•
a decrease of $17.4 million from the expiration of the 2009 capital-recovery mechanism in Oklahoma, which as a result of our 2009 rate case in Oklahoma, the revenues related to capital recovery are now included in base rates; and

•	a decrease of $7.6 million in retail marketing margins.

Operating costs increased due primarily to an increase of $15.5 million related to the recognition of previously deferred Integrity Management Program costs in Oklahoma that have been approved for recovery in our revenues.

Depreciation and amortization expense increased due primarily to an increase of $6.7 million in regulatory amortization associated with revenue rider recoveries.

2009 vs. 2008 - Net margin increased due primarily to the following:
•	an increase of $26.3 million resulting from capital-recovery mechanisms, which includes a $22.3 million increase in Oklahoma, a $3.0 million increase in Kansas and a $1.0 million increase in Texas;
•	an increase of $6.3 million in rider recoveries;
•	an increase of $3.2 million in retail marketing margins; and
•	an increase of $1.9 million resulting from the implementation of new rate mechanisms in Texas; offset partially by
•	a decrease of $1.7 million due to lower sales volumes.

Operating costs increased due primarily to the following:
•	an increase of $20.8 million in employee-related costs due primarily to increased incentive and benefit costs; and
•	an increase of $3.4 million in property tax expense; offset partially by
•	a decrease of $10.3 million in bad-debt expense as a result of the authorized recovery of the fuel-related portion of bad debts in Oklahoma, effective January 2009; and
•	a decrease of $5.3 million in vehicle-related costs.

Depreciation and amortization expense increased due primarily to the following:
•	an increase of $4.8 million in regulatory amortization associated with previously deferred costs that have been approved for recovery in our revenues; and

•	an increase of $1.0 million in depreciation expense related to our investment in property, plant and equipment.

Capital Expenditures - Our capital expenditure program includes expenditures for extending service to new areas, modifications to customer-service lines, increasing system capabilities, general replacements and improvements, including an automated meter reading investment in Oklahoma.  It is our practice to maintain and upgrade facilities to ensure safe, reliable and efficient operations.

Capital expenditures increased for 2010, compared with 2009, primarily as a result of expenditures related to an investment in automated meter reading in Oklahoma.  Capital expenditures decreased for 2009, compared with 2008, primarily as a result of lower spending on growth projects due to the economic slowdowns experienced in our service territories during 2009.

Selected Operating Information - The following tables set forth certain selected information for the regulated operations of our Distribution segment for the periods indicated:

	Years Ended December 31,
Number of Customers	2010	2009	2008
Residential	1,912,205	1,901,782	1,886,118
Commercial	153,650	156,337	159,748
Industrial	1,271	1,343	1,420
Wholesale	35	27	28
Public Authority	2,666	2,740	2,963
Transportation	11,308	10,410	10,376
Total customers	2,081,135	2,072,639	2,060,653

	Years Ended December 31,
Volumes (MMcf)	2010	2009	2008
Gas sales
Residential	121,240	120,370	125,834
Commercial	35,223	35,414	37,758
Industrial	1,211	1,208	1,395
Wholesale	9,212	10,032	7,186
Public Authority	2,848	2,673	2,592
Total volumes sold	169,734	169,697	174,765
Transportation	205,692	201,952	219,398
Total volumes delivered	375,426	371,649	394,163

Residential volumes increased during 2010, compared with 2009, due to colder temperatures across our entire service territory in the first quarter of 2010; however, the impact on margin was moderated by weather-normalization mechanisms.

Residential volumes decreased during 2009, compared with 2008, due to warmer temperatures across our entire service territory; however, the impact on margin was moderated by weather-normalization mechanisms.

Wholesale sales represent contracted natural gas volumes that exceed the needs of our residential, commercial and industrial customer base and are available for sale to other parties.  Public authority natural gas volumes reflect volumes used by state agencies and school districts served by Texas Gas Service.

Regulatory Initiatives - Oklahoma - In September 2010, Oklahoma Natural Gas filed an application and supporting testimony with the OCC seeking approval of a demand portfolio of conservation and energy-efficiency programs and authorizing recovery of costs and performance incentives.  The proposed programs include:  Energy-Efficiency Education Program, Heating System Check-Up Program, Low-Income Energy-Efficiency Assistance Program, Water Heater Replacement Program, Space Heating Replacement Program, Clothes Dryer Replacement Program, New Homes Program and Commercial Customer Program.  A settlement agreement was reached between all the parties to the filing and filed at the

OCC on February 10, 2011.  This agreement allows Oklahoma Natural Gas to pursue the key energy-efficiency programs requested in its filing. The settlement agreement was presented to an administrative law judge in a hearing on February 18, 2011.

In June 2010, the OCC approved recovery of our Integrity Management Program deferral for 2009 and annual adjustments associated with the prior recovery period in the amount of $16.7 million.  Billing of the new rates began July 1, 2010.

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

Kansas - In December 2010, the KCC approved Kansas Gas Service’s application to increase the Gas System Reliability Surcharge, resulting in a $1.7 million increase in operating income for 2011, effective with customer billings in January 2011.

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

In December 2009, the KCC approved Kansas Gas Service’s application to increase the Gas System Reliability Surcharge.  In April 2010, the surcharge recovery was slightly reduced as a result of a revised application.  The impact of the Gas System Reliability Surcharge on 2010 operating income was an increase of $3.4 million.

Texas - In December 2009, Texas Gas Service filed a statement of intent to increase rates in its El Paso service area by $7.3 million.  On April 13, 2010, the City of El Paso rejected the proposed increase.  Texas Gas Service filed an appeal on May 12, 2010, with the RRC.  The filing updated rate base and cost of service for pension expense and included a statement of intent to increase rates by $5.3 million.  Subsequently, rate-case expenses were placed into a separate docket, effectively reducing the requested increase to $4.4 million.  On December 14, 2010, the RRC approved a base rate increase of $0.8 million annually and a $0.8 million decrease in depreciation and amortization expense, plus recovery of annual pipeline integrity expenditures via a separate rider.

General - Certain costs to be recovered through the ratemaking process have been capitalized as regulatory assets.  Should recovery cease due to regulatory actions, certain of these assets may no longer meet the criteria for recognition and accordingly, a write-off of regulatory assets and stranded costs may be required.  There were no write-offs of regulatory assets resulting from the failure to meet the criteria for capitalization during 2010, 2009 or 2008.

Energy Services

Selected Financial Results - The following table sets forth certain selected financial results for our Energy Services segment for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2010 vs. 2009		2009 vs. 2008
Financial Results	2010	2009	2008	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues	$3,301.2	$3,553.6	$7,537.5	$(252.4)	(7%)	$(3,983.9)	(53%)
Cost of sales and fuel	3,141.5	3,394.0	7,441.6	(252.5)	(7%)	(4,047.6)	(54%)
Net margin	159.7	159.6	95.9	0.1	0%	63.7	66%
Operating costs	28.4	35.5	29.5	(7.1)	(20%)	6.0	20%
Depreciation and amortization	0.6	0.5	0.8	0.1	20%	(0.3)	(38%)
Gain on sale of assets	-	-	1.5	-	0%	(1.5)	(100%)
Operating income	$130.7	$123.6	$67.1	$7.1	6%	$56.5	84%
Capital expenditures	$0.5	$0.1	$0.1	$0.4	*	$-	0%
* Percentage change is greater than 100 percent.

The following table sets forth our margins by activity for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Marketing, storage and transportation revenues, gross	$342.9	$367.7	$313.4	$(24.8)	(7%)	$54.3	17%
Storage and transportation costs	189.4	211.2	219.8	(21.8)	(10%)	(8.6)	(4%)
Marketing, storage and transportation, net	153.5	156.5	93.6	(3.0)	(2%)	62.9	67%
Financial trading, net	6.2	3.1	2.3	3.1	100%	0.8	35%
Net margin	$159.7	$159.6	$95.9	$0.1	0%	$63.7	66%

Marketing, storage and transportation revenues, gross, primarily includes marketing, purchases and sales, premium services and the impact of cash flow and fair value hedges and other derivative instruments used to manage our risk associated with these activities.  Storage and transportation costs primarily include the cost of leasing capacity, storage injection and withdrawal fees, fuel charges and gathering fees.  Risk management and operational decisions have an impact on the net result of our marketing, premium services and storage activities.  We evaluate our strategies on an ongoing basis to optimize the value of our contracted assets and to minimize the financial impact of market conditions on the services we provide.

Financial trading, net, includes activities that are executed generally using financially settled derivatives.  These activities are normally short term in nature, with a focus on capturing short-term price volatility.  Revenues in our Consolidated Statements of Income include financial trading margins, as well as certain physical natural gas transactions with our trading counterparties.  Revenues and cost of sales and fuel from such physical transactions are reported on a net basis.

2010 vs. 2009 - Net margin was relatively unchanged but reflects the following:
•	an increase of $39.7 million in storage and marketing margins, net of hedging activities, due primarily to the following:
-	higher realized seasonal storage price differentials and a decrease in storage expense due to the reduction in storage capacity; offset partially by
-	a reduction in storage withdrawals due to decreased natural gas storage capacity under lease; and
-	unfavorable unrealized fair-value changes on non-qualifying economic hedge activity and marketing margins; and
•	an increase of $3.1 million in financial trading margins; offset by
•	a decrease of $21.4 million in transportation margins, net of hedging, due primarily to narrower realized Mid-Continent-to-Gulf Coast price differentials; and
•
a decrease of $21.3 million in premium-services margins, associated primarily with lower demand fees as a result of lower volatility of natural gas prices, offset partially by the favorable management of customer-peaking requirements resulting from warmer weather in the fourth quarter of 2010, compared with the same period last year.

Operating costs decreased due primarily to a decrease in legal-related costs and property taxes.

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
•
an increase of $13.9 million in premium services, associated primarily with managing our demand load, due to warmer weather in the first quarter of 2009, offset partially by increased peaking demand load due to colder than normal weather in the fourth quarter of 2009; and

•	an increase of $7.8 million in storage and marketing margins, net of hedging activities, due primarily to the following:
-	favorable unrealized fair-value changes on non-qualifying economic hedge activity and marketing margins; and
-	the impact of a lower of cost or market inventory write-down of $9.7 million in the third quarter 2008; offset partially by
-	lower realized seasonal storage differentials.

Operating costs increased due to higher legal and employee-related costs.

Selected Operating Information - The following table sets forth certain selected operating information for our Energy Services segment for the periods indicated:

	Years Ended December 31,
Operating Information	2010	2009	2008
Natural gas marketed (Bcf)	919	1,105	1,173
Natural gas gross margin ($/Mcf)	$0.18	$0.15	$0.09
Physically settled volumes (Bcf)	1,874	2,217	2,374

Our Energy Services segment has focused its efforts on aligning its contracted natural gas transportation and storage capacity with meeting the needs of our premium-services customers.  The effect of this strategy has been a reduction in our contracted natural gas transportation and storage capacity, which also will reduce our working-capital requirements primarily through a reduction in natural gas inventory levels.

Our natural gas in storage at December 31, 2010, was 63.0 Bcf, compared with 60.5 Bcf at December 31, 2009.  At December 31, 2010, our total natural gas storage capacity under lease was 73.6 Bcf, compared with 82.8 Bcf at December 31, 2009.  At December 31, 2010, our natural gas storage capacity under lease had a maximum withdrawal capability of 2.2 Bcf/d and maximum injection capability of 1.3 Bcf/d.  At December 31, 2010, our natural gas transportation capacity was 1.4 Bcf/d, of which 1.1 Bcf/d was contracted under long-term natural gas transportation contracts, compared with 1.7 Bcf/d of total capacity and 1.4 Bcf/d of long-term capacity at the end of 2009.

Natural gas volumes marketed and physically settled volumes decreased during 2010, compared with 2009, due primarily to reduced transportation capacity and lower transported volumes.  Transportation capacity in certain markets was not utilized due to the economics of the location differentials.

Natural gas volumes marketed decreased during 2009, compared with 2008, due primarily to significantly warmer weather in November 2009, compared with the same period in 2008.  In addition, during the first quarter of 2009, compared with the first quarter 2008, we experienced fewer incremental sales from inventory beyond our normal baseload due to warmer than normal temperatures.

CONTINGENCIES

Legal Proceedings - We are a party to various litigation matters and claims that have arisen in the normal in the course of our operations.  While the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.  Additional information about our legal proceedings is included under Part I, Item 3, Legal Proceedings, in this Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

General - Part of our strategy is to grow through internally generated growth projects and acquisitions that strengthen and complement our existing assets.  ONEOK and ONEOK Partners have relied primarily on operating cash flow, commercial paper, bank credit facilities, debt issuances and/or the sale of equity for their liquidity and capital resource requirements.  ONEOK and ONEOK Partners fund their operating expenses, debt service, dividends to shareholders and distributions to unitholders primarily with operating cash flow.  We expect to continue to use these sources and ONEOK Partners’ commercial paper program, discussed below, for liquidity and capital resource needs on both a short- and long-term basis.  Neither ONEOK nor ONEOK Partners guarantees the debt or other similar commitments to unaffiliated parties, and ONEOK does not guarantee the debt or other similar commitments of ONEOK Partners.

In 2010, ONEOK accessed the commercial paper markets to meet its short-term liquidity needs, and  ONEOK Partners utilized the ONEOK Partners Credit Agreement and accessed the commercial paper markets beginning in June 2010 to fund its short-term liquidity needs.  Additionally, ONEOK Partners accessed the public debt markets in January 2011 and the public equity markets in February 2010 for its long-term financing needs.  See discussion below under “ONEOK Partners’ Debt Issuance” and “ONEOK Partners’ Equity Issuance” for more information.

In June 2010, ONEOK Partners established a commercial paper program providing for the issuance of up to $1.0 billion of unsecured commercial paper notes to fund its short-term borrowing needs.  The maturities of ONEOK Partners’ commercial paper notes vary but may not exceed 270 days from the date of issue.  ONEOK Partners’ commercial paper notes are generally sold at a negotiated discount from par.  The ONEOK Partners Credit Agreement, which expires in March 2012, is available to repay its commercial paper notes, if necessary.  Amounts outstanding under the commercial paper program reduce the borrowing capacity under the ONEOK Partners Credit Agreement.

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

Capitalization Structure - The following table sets forth our consolidated capitalization structure for the periods indicated:

	December 31,	December 31,
	2010	2009
Long-term debt	52%	57%
Total equity	48%	43%

Debt (including notes payable)	55%	61%
Total equity	45%	39%

For purposes of determining compliance with financial covenants in the ONEOK Credit Agreement, which are described below, the debt of ONEOK Partners is excluded.  The following table sets forth ONEOK’s capital structure, excluding the debt of ONEOK Partners, for the periods indicated:

	December 31,	December 31,
	2010	2009
Long-term debt	38%	41%
ONEOK shareholders' equity	62%	59%

Debt (including notes payable)	40%	46%
ONEOK shareholders' equity	60%	54%

Stock Repurchase Program - In October 2010, our Board of Directors authorized a three-year stock repurchase program to buy up to $750 million of our outstanding common stock, subject to the limitation that purchases will not exceed $300 million in any one calendar year.  If shares are repurchased, they will be acquired from time to time in open-market transactions or through privately negotiated transactions at our discretion, subject to market conditions and other factors.  Any purchases will be funded by our available cash, free cash flow and short-term borrowings.  The program will terminate upon completion of the repurchase of $750 million of common stock or on December 31, 2013, whichever occurs first.  As of February 21, 2011, no shares have been repurchased under the program.

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

Short-term Liquidity - ONEOK’s principal sources of short-term liquidity consist of cash generated from operating activities, quarterly distributions from ONEOK Partners and the issuance of commercial paper.  To the extent commercial paper is unavailable, the ONEOK Credit Agreement may be utilized.  The ONEOK Credit Agreement expires in July 2011 and we anticipate entering into a new agreement prior to the maturity date.  ONEOK Partners’ principal sources of short-term liquidity consist of cash generated from operating activities, the ONEOK Partners Credit Agreement and ONEOK Partners’ commercial paper program.

The total amount of short-term borrowings authorized by ONEOK’s Board of Directors is $2.5 billion.  At December 31, 2010, ONEOK had $127.0 million in commercial paper outstanding, $27.0 million in letters of credit issued under the ONEOK Credit Agreement and approximately $30.1 million of available cash and cash equivalents.  ONEOK had approximately $1.0 billion of credit available at December 31, 2010, under the ONEOK Credit Agreement.  As of December 31, 2010, ONEOK could have issued $3.7 billion of additional short- and long-term debt under the most restrictive provisions contained in its various borrowing agreements.

The total amount of short-term borrowings authorized by the Board of Directors of ONEOK Partners GP, the general partner of ONEOK Partners, is $2.5 billion.  At December 31, 2010, ONEOK Partners had $429.9 million in commercial paper outstanding, no borrowings outstanding under the ONEOK Partners Credit Agreement, leaving approximately $570.1 million of credit available under the ONEOK Partners Credit Agreement, and approximately $0.9 million of available cash and cash equivalents.  As of December 31, 2010, ONEOK Partners could have issued $1.0 billion of additional short- and long-term debt under the most restrictive provisions contained in its various borrowing agreements.  At December 31, 2010, ONEOK Partners had $24.2 million in letters of credit issued outside the ONEOK Partners Credit Agreement.

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

The debt covenant calculations in the ONEOK Credit Agreement exclude the debt of ONEOK Partners.  Upon breach of any covenant by ONEOK, amounts outstanding under the ONEOK Credit Agreement may become immediately due and payable.  At December 31, 2010, ONEOK’s stand-alone debt-to-capital ratio, as defined by the ONEOK Credit Agreement, was 39.4 percent, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement.

Under the ONEOK Partners Credit Agreement, ONEOK Partners is required to comply with certain financial, operational and legal covenants.  Among other things, these requirements include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in ONEOK Partners’ Credit Agreement, as adjusted for all non-cash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5 to 1.  If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will be increased to 5.5 to 1 for the three calendar quarters following the acquisition.  Upon any breach of any covenant by ONEOK Partners in its ONEOK Partners Credit Agreement, amounts outstanding under the ONEOK Partners Credit Agreement may become immediately due and payable.  At December 31, 2010, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 3.79 to 1, and ONEOK Partners was in compliance with all covenants under the ONEOK Partners Credit Agreement.  As a result of ONEOK Partners’ January 2011 debt issuance, available borrowings are limited by the ratio of indebtedness to adjusted EBITDA covenant under the ONEOK Partners Credit Agreement; however, ONEOK Partners had approximately $956 million in cash at January 31, 2011, and $266 million of available borrowings that provide ample liquidity to meet its funding needs.  ONEOK Partners expects the limitation of its available borrowings to be eliminated during 2011.

At December 31, 2010, the weighted-average interest rate on each of  ONEOK’s and ONEOK Partners’ short-term debt outstanding was 0.38 percent.  The weighted-average interest rates for the year ended December 31, 2010, on ONEOK’s and ONEOK Partners’ short-term borrowings were 0.30 percent and 0.58 percent, respectively.  Based on the forward LIBOR curve, we expect the interest rates on ONEOK’s and ONEOK Partners’ short-term borrowings to increase in 2011, compared with interest rates on amounts outstanding at December 31, 2010.

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

ONEOK and ONEOK Partners are subject to changes in the debt and equity markets, and there is no assurance they will be able or willing to access the public or private markets in the future.  ONEOK and ONEOK Partners may choose to meet their cash requirements by utilizing some combination of cash flows from operations, borrowing under existing commercial paper  or credit facilities, altering the timing of controllable expenditures, restricting future acquisitions and capital projects, or pursuing other debt or equity financing alternatives.  Some of these alternatives could involve higher costs or negatively affect their respective credit ratings, among other factors.  Based on ONEOK’s and ONEOK Partners’ investment-grade credit ratings, general financial condition and market expectations regarding their future earnings and projected cash flows, ONEOK and ONEOK Partners believe that they will be able to meet their respective cash requirements and maintain their investment-grade credit ratings.

ONEOK Partners’ Equity Issuance - In February 2010, ONEOK Partners completed an underwritten public offering of 5,500,900 common units, including the partial exercise by the underwriters of their over-allotment option, at a public offering price of $60.75 per common unit, generating net proceeds of approximately $322.7 million.  In conjunction with the offering, ONEOK Partners GP contributed $6.8 million in order to maintain its 2-percent general partner interest.  ONEOK Partners used the proceeds from the sale of common units and the general partner contribution to repay borrowings under the ONEOK Partners Credit Agreement and for general partnership purposes.

ONEOK Partners’ Debt Maturity - In June 2010, ONEOK Partners repaid $250.0 million of maturing senior notes with available cash and short-term borrowings.  With the repayment of these notes, ONEOK Partners no longer has any obligation to offer to repurchase the $225 million senior notes due March 2011 in the event that ONEOK Partners’ long-term debt credit ratings fall below investment grade.

ONEOK Partners’ Debt Issuance - In January 2011, ONEOK Partners completed an underwritten public offering of $1.3 billion senior notes, consisting of $650 million of 3.25-percent senior notes due 2016 and $650 million of 6.125-percent senior notes due 2041.  The net proceeds from the offering of approximately $1.28 billion were used to repay amounts outstanding under ONEOK Partners’ commercial paper program and for general partnership purposes, including capital expenditures, and will be used to repay the $225 million principal amount of senior notes due March 2011.

Debt Covenants - The indentures governing ONEOK’s senior notes due 2011, 2019 and 2028 include an event of default upon acceleration of other indebtedness of $15 million or more, and the indentures governing the senior notes due 2015 and 2035 include an event of default upon the acceleration of other indebtedness of $100 million or more.  Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding senior notes due 2011, 2015, 2019, 2028 and 2035 to declare those notes immediately due and payable in full.

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

The indentures governing ONEOK Partners’ senior notes due March 2011 include an event of default upon acceleration of other indebtedness of $25 million or more, and the indentures governing its other senior notes include an event of default upon the acceleration of other indebtedness of $100 million or more.  Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of ONEOK Partners’ outstanding senior notes to declare those notes immediately due and payable in full.

ONEOK Partners may redeem the notes due 2011, 2012, 2016 (6.15 percent), 2019, 2036 and 2037, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium.  The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date.  ONEOK Partners may redeem its 3.25-percent notes due 2016 and 6.125-percent notes due 2041 at par starting one and six months, respectively, before their maturity dates.  Prior to these times, ONEOK Partners may redeem these notes on the same terms as its other senior notes.  ONEOK Partners’ senior notes are senior unsecured obligations, ranking equally in right of payment with all of ONEOK Partners’ existing and future unsecured senior indebtedness, and structurally subordinate to all of the existing and future debt and other liabilities of any non-guarantor subsidiaries.  ONEOK Partners’ senior notes are nonrecourse to ONEOK.

Capital Expenditures - ONEOK’s and ONEOK Partners’ capital expenditures are financed through operating cash flows, short- and long-term debt and the issuance of equity.  Capital expenditures were $582.7 million, $791.2 million and $1,473.1 million for 2010, 2009 and 2008, respectively, exclusive of acquisitions.  Of these amounts, ONEOK Partners’ capital expenditures were $352.7 million, $615.7 million and $1,253.9 million for 2010, 2009 and 2008, respectively, exclusive of acquisitions.  Capital expenditures in 2010 were significantly less than 2009, due primarily to the completion of the Arbuckle

Pipeline, the D-J Basin lateral pipeline, Piceance lateral pipeline, the Grasslands natural gas processing plant expansion and the Guardian Pipeline expansion and extension.  This decrease is offset partially by an increase in capital expenditures in ONEOK Partners’ natural gas gathering and processing business related primarily to its projects in the Williston Basin.

The following table sets forth our 2011 projected capital expenditures, excluding AFUDC:

2011 Projected Capital Expenditures
(Millions of dollars)
ONEOK Partners	$1,116
Distribution	224
Other	22
Total projected capital expenditures	$1,362

Overland Pass Pipeline Company - In September 2010, ONEOK Partners completed a transaction to sell a 49-percent ownership interest in Overland Pass Pipeline Company to a subsidiary of Williams Partners, resulting in each joint-venture member now owning 50 percent of Overland Pass Pipeline Company.  In accordance with the joint-venture agreement, ONEOK Partners received approximately $423.7 million in cash at closing.  ONEOK Partners used the proceeds from the transaction to repay short-term debt and to fund a portion of its recently announced capital projects.

In 2011, ONEOK Partners expects to make contributions of approximately $35 million to $40 million for additional pump stations and the expansion of existing pump stations to increase the capacity of Overland Pass Pipeline to accommodate increased volumes of unfractionated NGLs from the Bakken Pipeline and other supply sources under development in the Rockies.

Other - We lease portions of equipment at a natural gas processing plant under non-cancelable operating leases. We acquired the leases in a business combination in prior years.  ONEOK Partners has certain contractual rights to the Bushton Plant through a Processing and Services Agreement with us, which sets out the terms for processing and related services we provide at the Bushton Plant through 2012.  ONEOK Partners has contracted for all of the capacity of the Bushton Plant from us.  In exchange, ONEOK Partners pays us for all costs and expenses necessary for the operation and maintenance of the Bushton Plant and reimburses us for our obligations under equipment leases covering portions of the Bushton Plant.  The Bushton equipment leases will expire in 2012 unless, in the second quarter of 2011, we provide irrevocable notice of our intent to either renew the equipment leases at fair market rental value or purchase the original leased equipment (or any replacement parts) pursuant to the terms of the equipment leases.  The Processing and Services Agreement provides that ONEOK Partners will reimburse us for any amounts incurred in connection with the foregoing option, if any.

The Northern Border Pipeline partnership agreement provides that distributions to Northern Border Pipeline’s partners are to be made on a pro rata basis according to each partner’s percentage interest.  The Northern Border Pipeline Management Committee determines the amount and timing of such distributions.  Any changes to, or suspension of, the cash distribution policy of Northern Border Pipeline requires the unanimous approval of the Northern Border Pipeline Management Committee.  Cash distributions are equal to 100 percent of distributable cash flow as determined from Northern Border Pipeline’s financial statements based upon EBITDA, less interest expense and maintenance capital expenditures.  Loans or other advances from Northern Border Pipeline to its partners or affiliates are prohibited under its credit agreement.  The Northern Border Pipeline Management Committee has adopted a cash distribution policy related to financial ratio targets and capital contributions.  The cash distribution policy defines minimum equity-to- total-capitalization ratios to be used by the Northern Border Pipeline Management Committee to establish the timing and amount of required capital contributions.  In addition, any shortfall due to the inability to refinance maturing debt will be funded by capital contributions.  See Note N of the Notes to Consolidated Financial Statements in this Annual Report for a discussion of ONEOK Partners’ investment in Northern Border Pipeline.

Northern Border Pipeline anticipates requiring an additional equity contribution of approximately $100 million to $120 million from its partners in 2011, of which ONEOK Partners’ share will be approximately $50 million to $60 million based on its 50-percent equity interest.

Credit Ratings - Our credit ratings as of December 31, 2010, are shown in the table below:

	ONEOK		ONEOK Partners
Rating Agency	Rating	Outlook	Rating	Outlook
Moody’s	Baa2	Stable	Baa2	Stable
S&P	BBB	Stable	BBB	Stable

ONEOK’s and ONEOK Partners’ commercial paper are rated Prime-2 by Moody’s and A2 by S&P.  ONEOK’s and ONEOK Partners’ credit ratings, which are currently investment grade, may be affected by a material change in financial ratios or a material event affecting the business.  The most common criteria for assessment of credit ratings are the debt-to-capital ratio, business risk profile, pretax and after-tax interest coverage, and liquidity.  ONEOK and ONEOK Partners do not currently anticipate their respective credit ratings to be downgraded.  However, if ONEOK’s or ONEOK Partners’ credit ratings were downgraded, the cost to borrow funds under their respective commercial paper programs and credit agreements would increase, and ONEOK or ONEOK Partners potentially could lose access to the commercial paper market.  In the event that ONEOK is unable to borrow funds under its commercial paper program and there has not been a material adverse change in its business, ONEOK would continue to have access to the ONEOK Credit Agreement, which expires in July 2011.  In the event that ONEOK Partners is unable to borrow funds under its commercial paper program and there has not been a material adverse change in its business, ONEOK Partners would continue to have access to the ONEOK Partners Credit Agreement, which expires in  March 2012.  An adverse rating change alone is not a default under the ONEOK Credit Agreement or the ONEOK Partners Credit Agreement.  See additional discussion about our credit ratings under “Long-term Financing.”

Our Energy Services segment relies upon the investment-grade rating of ONEOK’s senior unsecured long-term debt to reduce its collateral requirements.  If ONEOK’s credit ratings were to decline below investment grade, our ability to participate in energy marketing and trading activities could be significantly limited.  Without an investment-grade rating, we may be required to fund margin requirements with our counterparties with cash, letters of credit or other negotiable instruments.  At December 31, 2010, ONEOK could have been required to fund approximately $7.4 million in margin requirements related to financial contracts upon such a downgrade.  A decline in ONEOK’s credit rating below investment grade may also significantly impact other business segments.

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

Pension and Postretirement Benefit Plans - Information about our pension and postretirement benefits plans, including anticipated contributions, in included under Note L of the Notes to Consolidated Financial Statements in this Annual Report.

During 2010, we made contributions of $96.8 million and $12.5 million to our defined benefit pension plans and postretirement benefit plans, respectively.  These contributions to our defined benefit pension plans included $57.0 million of contributions attributable to the 2011 plan year.  We anticipate our total 2011 contributions will include an additional $4.3 million for our defined benefit pension plans and $13.9 million for our postretirement benefit plans.  The expected 2011 benefit payments for our postretirement benefit plans are estimated to be $15.2 million.

ENVIRONMENTAL MATTERS

Information about our environmental matters is included in “Environmental and Safety Matters” of Item 1, Business and Note P of the Notes to Consolidated Financial Statements in this Annual Report.  We cannot assure that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us.  Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations.  Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters did not have a material impact on earnings or cash flows during 2010, 2009 and 2008.

CASH FLOW ANALYSIS

We use the indirect method to prepare our Consolidated Statements of Cash Flows.  Under this method, we reconcile net income to cash flows provided by operating activities by adjusting net income for those items that impact net income but may not result in actual cash receipts or payments during the period.  These reconciling items include depreciation and amortization, allowance for equity funds used during construction, gain or loss on sale of assets, equity earnings from investments, distributions received from unconsolidated affiliates, deferred income taxes, share-based compensation expense, other amounts, and changes in our assets and liabilities not classified as investing or financing activities.

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$834.0	$1,452.7	$475.7	$(618.7)	(43%)	$977.0	*
Investing activities	(134.3)	(787.8)	(1,454.3)	653.5	83%	666.5	46%
Financing activities	(698.1)	(1,145.6)	1,469.6	447.5	39%	(2,615.2)	*
Change in cash and cash equivalents	1.6	(480.7)	491.0	482.3	(100%)	(971.7)	*
Cash and cash equivalents at beginning of period	29.4	510.1	19.1	(480.7)	(94%)	491.0	*
Cash and cash equivalents at end of period	$31.0	$29.4	$510.1	$1.6	5%	$(480.7)	(94%)
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

2010 vs. 2009 - Cash flows from operating activities, before changes in operating assets and liabilities, were $994.9 million for 2010, compared with $974.3 million for 2009.  The increase was due primarily to changes in net margin and operating expenses discussed in Financial Results and Operating Information on page 43.

The changes in operating assets and liabilities decreased operating cash flows $160.9 million for 2010, compared with an increase of $478.4 million for 2009, primarily as a result of the impact of commodity prices on our operating assets and liabilities and an increase in volumes of commodities in storage primarily in our Distribution segment and ONEOK Partners’ natural gas liquids business.

2009 vs. 2008 - Cash flows from operating activities, before changes in operating assets and liabilities, were $974.3 million for 2009, compared with $991.0 million for 2008.  The decrease was due primarily to changes in net margin and operating expenses discussed in Financial Results and Operating Information beginning on page 43.

The changes in operating assets and liabilities increased operating cash flows $478.4 million for 2009, compared with a decrease of $515.3 million for 2008, primarily as a result of the following:
• a decrease in cash collateral and margin requirements in our Energy Services segment; and
• the impact of commodity prices on our operating assets and liabilities.

Investing Cash Flows - Cash used in investing activities decreased for 2010, compared with 2009, due primarily to the $423.7 million in proceeds ONEOK Partners received from the sale of a 49-percent ownership interest in Overland Pass Pipeline Company in 2010 and reduced capital expenditures as a result of the completion of the capital projects in our ONEOK Partners segment in 2009.  Cash used in investing activities decreased for 2009, compared with 2008, due primarily to reduced capital expenditures as a result of the completion of the capital projects in our ONEOK Partners segment in 2009.

Financing Cash Flows - Cash used in financing activities decreased for 2010, compared with the 2009, due primarily to decreased borrowings resulting from the completion of ONEOK Partners’ capital projects in 2009, ONEOK Partners’ repayment of $250 million of maturing senior notes in 2010, an increase of approximately 12.0 percent in dividends paid during 2010, an increase of approximately 3.0 percent in cash distributions per unit paid to noncontrolling interests and additional ONEOK Partners common units, offset partially by increased net proceeds generated from ONEOK Partners’ common unit offering in 2010.

Cash used in financing activities increased for 2009, compared with cash provided by financing activities in 2008, due primarily to the repayment of amounts borrowed in 2008 related to ONEOK Partners’ capital projects, an increase of approximately 6.1 percent in dividends paid during 2009, an increase of approximately 3.0 percent in cash distributions per unit paid to noncontrolling interests and additional ONEOK Partners common units, offset partially by increased net proceeds generated from ONEOK Partners’ common unit offering in 2009.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth our contractual obligations related to debt, operating leases and other long-term obligations as of December 31, 2010.  For additional discussion of the debt and operating lease agreements, see Notes G and P, respectively, of the Notes to the Consolidated Financial Statements in this Annual Report:

	Payments Due by Period
Contractual Obligations	Total	2011	2012	2013	2014	2015	Thereafter
ONEOK	(Thousands of dollars)
Commercial paper	$127,000	$127,000	$-	$-	$-	$-	$-
Long-term debt	1,480,225	406,306	6,329	6,205	6,006	406,006	649,373
Interest payments on debt	924,100	71,400	62,700	62,300	61,900	50,200	615,600
Operating leases	34,043	32,130	901	591	324	90	7
Firm transportation and storage
contracts	521,711	133,772	126,088	91,581	73,137	47,827	49,306
Financial and physical derivatives	877,413	817,783	58,541	998	91	-	-
Employee benefit plans	18,171	18,171	-	-	-	-	-
	$3,982,663	$1,606,562	$254,559	$161,675	$141,458	$504,123	$1,314,286

ONEOK Partners
Commercial paper	$429,855	$429,855	$-	$-	$-	$-	$-
Long-term debt	2,822,850	236,931	361,062	7,650	7,650	7,650	2,201,907
Interest payments on debt	2,697,300	183,100	163,400	157,500	156,000	154,300	1,883,000
Operating leases	21,139	3,503	3,037	2,932	2,513	996	8,158
Firm transportation and storage
contracts	42,688	6,487	6,784	6,658	6,268	6,081	10,410
Financial and physical derivatives	154,524	154,524	-	-	-	-	-
Purchase commitments,
rights of way and other	449,941	174,784	66,577	25,911	25,905	25,629	131,135
	$6,618,297	$1,189,184	$600,860	$200,651	$198,336	$194,656	$4,234,610
Total	$10,600,960	$2,795,746	$855,419	$362,326	$339,794	$698,779	$5,548,896

Long-term debt - Long-term debt as reported in our Consolidated Balance Sheets includes unamortized debt discount and the mark-to-market effect of interest-rate swaps.

Interest payments on debt - Interest expense is calculated by multiplying long-term debt by the respective coupon rates, adjusted for active swaps.

Operating leases - Our operating leases include a natural gas processing plant, office space, pipeline equipment, rights of way and vehicles.  Operating lease obligations for ONEOK Partners exclude intercompany payments related to the lease of a natural gas processing plant.

Firm transportation and storage contracts - We are party to fixed-price contracts for firm transportation and storage capacity.  However, the costs associated with our Distribution segment’s contracts that are recovered through rates as allowed by the applicable regulatory agency are excluded from the table above.

Financial and physical derivatives - These are obligations arising from our fixed- and variable-price purchase commitments for financial and physical commodity derivatives.  However, the commitments associated with our Distribution segment’s contracts are recovered through rates as allowed by the applicable regulatory agency and are excluded from the table above.  Estimated future variable-price purchase commitments are based on market information at December 31, 2010.  Actual future variable-price purchase commitments may vary depending on market prices at the time of delivery.  Not included in these amounts are offsetting cash inflows from our ONEOK Partners and Energy Services segments’ product sales and net positive settlements.  As market information changes daily and is potentially volatile, these values may change significantly.  Additionally, product sales may require additional purchase obligations to fulfill sales obligations that are not reflected in these amounts.

Employee benefit plans - Employee benefit plans include our anticipated contribution to maintain the minimum required funding level to our pension and postretirement benefit plans for 2011.  See Note L of the Notes to Consolidated Financial Statements in this Annual Report for discussion of our employee benefit plans.

Purchase commitments, rights of way and other - Purchase commitments include commitments related to ONEOK Partners’ growth capital expenditures and other rights-of-way and contractual commitments.  Purchase commitments exclude commodity purchase contracts, which are included in the “Financial and physical derivatives” amounts.

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
•
the effects of changes in governmental policies and regulatory actions, including changes with respect to income and other taxes, environmental compliance, climate change initiatives and authorized rates of recovery of natural gas and natural gas transportation costs;

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
•
the impact of unforeseen changes in interest rates, equity markets, inflation rates, economic recession and other external factors over which we have no control, including the effect on pension and postretirement expense and funding resulting from changes in stock and bond market returns;

•
our indebtedness could make us vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds and/or place us at competitive disadvantages compared with our competitors that have less debt, or have other adverse consequences;

•	actions by rating agencies concerning the credit ratings of ONEOK and ONEOK Partners;
•
the results of administrative proceedings and litigation, regulatory actions, rule changes and receipt of expected clearances involving the OCC, KCC, Texas regulatory authorities or any other local, state or federal regulatory body, including the FERC, the Pipeline and Hazardous Materials Safety Administration and the EPA;

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

•	the possible loss of natural gas distribution franchises or other adverse effects caused by the actions of municipalities;
•	the impact of unsold pipeline capacity being greater or less than expected;
•	the ability to recover operating costs and amounts equivalent to income taxes, costs of property, plant and equipment and regulatory assets in our state and FERC-regulated rates;
•	the composition and quality of the natural gas and NGLs we gather and process in our plants and transport on our pipelines;
•	the efficiency of our plants in processing natural gas and extracting and fractionating NGLs;
•	the impact of potential impairment charges;
•	the risk inherent in the use of information systems in our respective businesses, implementation of new software and hardware, and the impact on the timeliness of information for financial reporting;
•	our ability to control construction costs and completion schedules of our pipelines and other projects; and

•	the risk factors listed in the reports we have filed and may file with the SEC, which are incorporated by reference.

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

ONEOK Partners

ONEOK Partners is exposed to commodity price risk as a result of receiving commodities in exchange for its gathering and processing services.  To a lesser extent, ONEOK Partners is exposed to the relative price differential between NGLs and natural gas, or the gross processing spread, with respect to its keep-whole contracts.  ONEOK Partners is also exposed to the risk of locational price differentials and the cost of third-party transportation to various market locations.  As part of ONEOK Partners’ hedging strategy, ONEOK Partners uses commodity fixed-price physical forwards and derivative contracts, including NYMEX-based futures and over-the-counter swaps, to minimize earnings volatility in its natural gas gathering and processing business related to natural gas, NGL and condensate price fluctuations.

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

As of December 31, 2010, ONEOK Partners had $17.6 million of derivative assets and $6.5 million of derivative liabilities, excluding the impact of netting, all of which related to commodity contracts. The following tables set forth ONEOK Partners’ hedging information for the periods indicated, as of February 21, 2011:

	Year Ending December 31, 2011
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d) (a)	5,469	$1.17	/ gallon	67%
Condensate (Bbl/d) (a)	1,713	$2.13	/ gallon	75%
Total (Bbl/d)	7,182	$1.40	/ gallon	69%
Natural gas (MMBtu/d)	24,596	$5.61	/ MMBtu	74%
(a) - Hedged with fixed-price swaps.

	Year Ending December 31, 2012
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d) (a)	513	$2.34	/ gallon	4%
Condensate (Bbl/d) (a)	1,245	$2.34	/ gallon	50%
Total (Bbl/d)	1,758	$2.34	/ gallon	12%
(a) - Hedged with fixed-price swaps.

ONEOK Partners’ commodity price risk is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas, excluding the effects of hedging, and assuming normal operating conditions.  ONEOK Partners’ condensate sales are based on the price of crude oil.  ONEOK Partners estimates the following:
•	a $0.01 per gallon decrease in the composite price of NGLs would decrease annual net margin by approximately $1.2 million;
•	a $1.00 per barrel decrease in the price of crude oil would decrease annual net margin by approximately $1.1 million; and
•	a $0.10 per MMBtu decrease in the price of natural gas would decrease annual net margin by approximately $1.1 million.

ONEOK Partners is also exposed to commodity price risk primarily as a result of NGLs in storage, the relative values of the various NGL products to each other, the relative value of NGLs to natural gas and the relative value of NGL purchases at one location and sales at another location, known as basis risk.  ONEOK Partners utilizes fixed-price physical forward contracts to reduce earnings volatility related to NGL price fluctuations in the storage and optimization activities of its natural gas liquids business.  ONEOK Partners has not entered into any financial instruments with respect to its NGL marketing activities.

In addition, ONEOK Partners is exposed to commodity price risk as its natural gas interstate and intrastate pipelines retain natural gas from its customers for operations or as part of its fee for services provided.  When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by its customers, the pipelines must buy or sell natural gas, or store or use natural gas from inventory, which exposes ONEOK Partners to commodity price risk.  At December 31, 2010, there were no hedges in place with respect to natural gas price risk from ONEOK Partners’ natural gas pipeline business.

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

Fair Value Component of the Energy Marketing and Risk Management Assets and Liabilities - The following table sets forth the fair value component of the energy marketing and risk management assets and liabilities, excluding $101.1 million and $161.5 million of net assets at December 31, 2010 and 2009, respectively, from derivative instruments declared as either fair value or cash flow hedges for the periods indicated:

Fair Value Component of Energy Marketing and Risk Management Assets and Liabilities
(Thousands of dollars)
Net fair value of derivatives outstanding at January 1, 2009	$3,656
Derivatives reclassified or otherwise settled during the period	(15,112)
Fair value of new derivatives entered into during the period	3,481
Other changes in fair value	10,700
Net fair value of derivatives outstanding at December 31, 2009	2,725
Derivatives reclassified or otherwise settled during the period	(7,494)
Fair value of new derivatives entered into during the period	31,817
Other changes in fair value	(18,607)
Net fair value of derivatives outstanding at December 31, 2010 (a)	$8,441
(a) - The maturities of derivatives are based on injection and withdrawal periods from April through March, which is consistent with our business strategy. The maturities are as follows: $2.5 million matures through March 2011 and $5.9 million matures through March 2015.

The change in the net fair value of derivatives outstanding includes the effect of settled energy contracts and current period changes resulting primarily from newly originated transactions and the impact of market movements on the fair value of energy marketing and risk management assets and liabilities.

For further discussion of fair value measurements and trading activities and assumptions used in our trading activities, see the “Estimates and Critical Accounting Policies” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.  Also, see Notes B and C of the Notes to Consolidated Financial Statements in this Annual Report.

VAR Disclosure of Commodity Price Risk - We measure commodity price risk in our Energy Services segment using a VAR methodology, which estimates the expected maximum loss of our portfolio over a specified time horizon within a given confidence interval.  Our VAR calculations are based on the Monte Carlo approach.  The quantification of commodity price risk using VAR provides a consistent measure of risk across diverse energy markets and products with different risk factors in order to set overall risk tolerance and to determine risk thresholds.  The use of this methodology requires a number of key assumptions, including the selection of a confidence level and the holding period to liquidation.  Historical data is used to estimate our VAR with more weight given to recent data, which is considered a more relevant predictor of immediate future commodity market movements.  Other assumptions include a distribution of prices and historical data to calculate volatility and price correlations.  We rely on VAR to determine the potential reduction in the portfolio values arising from changes in market conditions over a defined period.  While management believes that the referenced assumptions and approximations are reasonable, no uniform industry methodology exists for estimating VAR.  Different assumptions and approximations could produce materially different VAR estimates.

Our VAR exposure represents an estimate of potential losses that would be recognized due to adverse commodity price movements in our Energy Services segment’s portfolio of derivative financial instruments, physical commodity contracts, leased transport, storage capacity contracts and natural gas in storage.  A one-day time horizon and a 95-percent confidence level are used in our VAR data.  Actual future gains and losses will differ from those estimated by the VAR calculation based on actual fluctuations in commodity prices, operating exposures and timing thereof, and the changes in our derivative financial instruments, physical contracts and natural gas in storage.  VAR information should be evaluated in light of these assumptions and the methodology’s other limitations.

The potential impact on our future earnings, as measured by VAR, was $2.9 million and $5.4 million at December 31, 2010 and 2009, respectively.  The following table sets forth the average, high and low VAR calculations for the periods indicated:

	Years Ended December 31,
Value-at-Risk	2010	2009
	(Millions of dollars)
Average	$5.5	$8.0
High	$9.6	$14.1
Low	$2.3	$4.6

Our VAR calculation includes derivatives, executory storage and transportation agreements and their related hedges.  The variations in the VAR data are reflective of market volatility and changes in our portfolio during the year.  The decrease in average VAR for 2010, compared with 2009, was due primarily to higher correlations between regional locations and a decrease in natural gas prices and volatility.

Our VAR calculation uses historical prices, placing more emphasis on the most recent price movements.  We calculate the VAR on our mark-to-market derivative positions, which reflects the risk associated with derivatives whose change in fair value will impact current period earnings.  VAR associated with these derivative positions was not material during 2010 or 2009.  To the extent open commodity positions exist, fluctuating commodity prices can impact our financial results and financial position either favorably or unfavorably.  As a result, we cannot predict with precision the impact risk management decisions may have on the business, operating results or financial position.

INTEREST-RATE RISK

General - We are subject to the risk of interest-rate fluctuation in the normal course of business.  We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and, at times, interest-rate swaps.  Fixed-rate swaps may be used to reduce our risk of increased interest costs during periods of rising interest rates.  Floating-rate swaps may be used to convert the fixed rates of long-term borrowings into short-term variable rates.  At December 31, 2010, the interest rate on all of ONEOK’s and ONEOK Partners’ long-term debt was fixed, and neither ONEOK nor ONEOK Partners had any interest-rate swaps.

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of ONEOK, Inc. and its subsidiaries (the Company) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A in the Company's Form 10-K for the year ended December 31, 2010.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 22, 2011

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2010	2009	2008
	(Thousands of dollars, except per share amounts)

Revenues	$13,030,051	$11,111,651	$16,157,433
Cost of sales and fuel	10,957,509	9,095,705	14,221,906
Net margin	2,072,542	2,015,946	1,935,527
Operating expenses
Operations and maintenance	748,612	736,125	694,597
Depreciation and amortization	307,317	288,991	243,927
General taxes	91,215	100,996	82,315
Total operating expenses	1,147,144	1,126,112	1,020,839
Gain on sale of assets	18,619	4,806	2,316
Operating income	944,017	894,640	917,004
Equity earnings from investments (Note N)	101,880	72,722	101,432
Allowance for equity funds used during construction	1,018	26,868	50,906
Other income	11,590	22,609	16,838
Other expense	(11,102)	(17,492)	(27,475)
Interest expense	(292,239)	(300,822)	(264,167)
Income before income taxes	755,164	698,525	794,538
Income taxes (Note M)	(213,834)	(207,321)	(194,071)
Net income	541,330	491,204	600,467
Less: Net income attributable to noncontrolling interests	206,698	185,753	288,558
Net income attributable to ONEOK	$334,632	$305,451	$311,909

Earnings per share of common stock (Note J)
Net earnings per share, basic	$3.15	$2.90	$2.99
Net earnings per share, diluted	$3.10	$2.87	$2.95

Average shares of common stock (thousands)
Basic	106,368	105,362	104,369
Diluted	107,785	106,320	105,760

Dividends declared per share of common stock	$1.82	$1.64	$1.56
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2010	2009
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$31,034	$29,399
Accounts receivable, net	1,332,726	1,437,994
Gas and natural gas liquids in storage	708,933	583,127
Commodity imbalances	94,854	186,015
Energy marketing and risk management assets (Notes B and C)	61,940	113,039
Other current assets	149,558	238,890
Total current assets	2,379,045	2,588,464

Property, plant and equipment
Property, plant and equipment	9,854,485	10,145,800
Accumulated depreciation and amortization	2,541,302	2,352,142
Net property, plant and equipment (Note D)	7,313,183	7,793,658

Investments and other assets
Goodwill and intangible assets (Note E)	1,022,894	1,030,560
Energy marketing and risk management assets (Notes B and C)	1,921	23,125
Investments in unconsolidated affiliates (Note N)	1,188,124	765,163
Other assets	594,008	626,713
Total investments and other assets	2,806,947	2,445,561
Total assets	$12,499,175	$12,827,683
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2010	2009
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt (Note G)	$643,236	$268,215
Notes payable (Note F)	556,855	881,870
Accounts payable	1,215,468	1,240,207
Commodity imbalances	288,494	394,971
Energy marketing and risk management liabilities (Notes B and C)	22,800	65,162
Other current liabilities	424,259	488,487
Total current liabilities	3,151,112	3,338,912

Long-term debt, excluding current maturities	3,686,542	4,334,204

Deferred credits and other liabilities
Deferred income taxes	1,171,997	1,037,665
Energy marketing and risk management liabilities (Notes B and C)	2,221	8,926
Other deferred credits	566,462	662,514
Total deferred credits and other liabilities	1,740,680	1,709,105

Commitments and contingencies (Note P)

Equity (Note H)
ONEOK shareholders' equity:
Common stock, $0.01 par value:
authorized 300,000,000 shares; issued 122,815,636 shares and outstanding
106,815,582 shares at December 31, 2010; issued 122,394,015 shares and
outstanding 105,906,776 shares at December 31, 2009	1,228	1,224
Paid-in capital	1,392,671	1,322,340
Accumulated other comprehensive loss (Note I)	(108,802)	(118,613)
Retained earnings	1,826,800	1,685,710
Treasury stock, at cost: 16,000,054 shares at December 31, 2010 and
16,487,239 shares at December 31, 2009	(663,274)	(683,467)
Total ONEOK shareholders' equity	2,448,623	2,207,194

Noncontrolling interests in consolidated subsidiaries	1,472,218	1,238,268

Total equity	3,920,841	3,445,462
Total liabilities and equity	$12,499,175	$12,827,683
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2010	2009	2008
	(Thousands of dollars)
Operating Activities
Net income	$541,330	$491,204	$600,467
Depreciation and amortization	307,317	288,991	243,927
Allowance for equity funds used during construction	(1,018)	(26,868)	(50,906)
Gain on sale of assets	(18,619)	(4,806)	(2,316)
Equity earnings from investments	(101,880)	(72,722)	(101,432)
Distributions received from unconsolidated affiliates	96,958	75,377	93,261
Deferred income taxes	142,303	198,713	165,191
Share-based compensation expense	24,372	23,148	30,791
Other	4,153	1,216	11,992
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	92,469	(181,426)	433,859
Gas and natural gas liquids in storage	(164,722)	266,674	(370,662)
Accounts payable	(43,883)	154,039	(340,584)
Commodity imbalances, net	(15,316)	77,174	(37,375)
Energy marketing and risk management assets and liabilities	112,827	113,540	60,846
Fair value of firm commitments	(105,084)	176,799	505
Pension and postretirement benefits	(68,719)	(42,040)	(83,254)
Other assets and liabilities	31,554	(86,319)	(178,633)
Cash provided by operating activities	834,042	1,452,694	475,677
Investing Activities
Contributions to unconsolidated affiliates	(1,331)	(46,461)	(20,786)
Distributions received from unconsolidated affiliates	17,847	34,430	24,749
Capital expenditures (less allowance for equity funds used during construction)	(582,748)	(791,245)	(1,473,136)
Proceeds from sale of assets	428,908	10,982	2,630
Other	2,968	4,500	12,242
Cash used in investing activities	(134,356)	(787,794)	(1,454,301)
Financing Activities
Borrowing (repayment) of notes payable, net	(325,015)	(518,130)	1,197,400
Borrowing (repayment) of notes payable with maturities over 90 days	-	(870,000)	870,000
Issuance of debt, net of discounts	-	498,325	-
Long-term debt financing costs	-	(4,000)	-
Payment of debt	(262,715)	(114,975)	(416,040)
Repurchase of common stock	(7)	(254)	(29)
Issuance of common stock	20,912	17,317	16,495
Issuance of common units, net of discounts	322,701	241,642	146,969
Dividends paid	(193,542)	(172,774)	(162,785)
Distributions to noncontrolling interests	(260,385)	(222,710)	(201,658)
Other financing activities	-	-	19,225
Cash provided by (used in) financing activities	(698,051)	(1,145,559)	1,469,577
Change in cash and cash equivalents	1,635	(480,659)	490,953
Cash and cash equivalents at beginning of period	29,399	510,058	19,105
Cash and cash equivalents at end of period	$31,034	$29,399	$510,058
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$298,354	$314,509	$237,577
Cash paid for income taxes	$16,841	$30,560	$82,965
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	ONEOK Shareholders' Equity
				Accumulated
	Common			Other
	Stock	Common	Paid-in	Comprehensive
	Issued	Stock	Capital	Income (Loss)
	(Shares)	(Thousands of dollars)

January 1, 2008	121,115,217	$1,211	$1,273,800	$(7,069)
Net income	-	-	-	-
Other comprehensive income (loss)	-	-	-	(63,547)
Repurchase of common stock	-	-	-	-
Common stock issued	531,790	5	27,353	-
Common stock dividends -
$1.56 per share	-	-	-	-
Issuance of common units of ONEOK Partners	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-
Change in measurement date for
employee benefit plans	-	-	-	-
December 31, 2008	121,647,007	1,216	1,301,153	(70,616)
Net income	-	-	-	-
Other comprehensive loss	-	-	-	(47,997)
Repurchase of common stock	-	-	-	-
Common stock issued	747,008	8	21,187	-
Common stock dividends -
$1.64 per share	-	-	-	-
Issuance of common units of ONEOK Partners	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-
December 31, 2009	122,394,015	1,224	1,322,340	(118,613)
Net income	-	-	-	-
Other comprehensive income	-	-	-	9,811
Repurchase of common stock	-	-	-	-
Common stock issued	421,621	4	19,600	-
Common stock dividends -
$1.82 per share	-	-	-	-
Issuance of common units of ONEOK Partners	-	-	50,731	-
Distributions to noncontrolling interests	-	-	-	-
Other	-	-	-	-
December 31, 2010	122,815,636	$1,228	$1,392,671	$(108,802)
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Continued)

	ONEOK Shareholders' Equity
			Noncontrolling
			Interests in
	Retained	Treasury	Consolidated	Total
	Earnings	Stock	Subsidiaries	Equity
	(Thousands of dollars)

January 1, 2008	$1,411,492	$(710,126)	$801,964	$2,771,272
Net income	311,909	-	288,558	600,467
Other comprehensive income (loss)	-	-	43,536	(20,011)
Repurchase of common stock	-	(29)	-	(29)
Common stock issued	-	13,539	-	40,897
Common stock dividends -
$1.56 per share	(162,785)	-	-	(162,785)
Issuance of common units of ONEOK Partners	-	-	146,969	146,969
Distributions to noncontrolling interests	-	-	(201,658)	(201,658)
Change in measurement date for
employee benefit plans	(7,583)	-	-	(7,583)
December 31, 2008	1,553,033	(696,616)	1,079,369	3,167,539
Net income	305,451	-	185,753	491,204
Other comprehensive loss	-	-	(45,786)	(93,783)
Repurchase of common stock	-	(254)	-	(254)
Common stock issued	-	13,403	-	34,598
Common stock dividends -
$1.64 per share	(172,774)	-	-	(172,774)
Issuance of common units of ONEOK Partners	-	-	241,642	241,642
Distributions to noncontrolling interests	-	-	(222,710)	(222,710)
December 31, 2009	1,685,710	(683,467)	1,238,268	3,445,462
Net income	334,632	-	206,698	541,330
Other comprehensive income	-	-	15,695	25,506
Repurchase of common stock	-	(7)	-	(7)
Common stock issued	-	20,200	-	39,804
Common stock dividends -
$1.82 per share	(193,542)	-	-	(193,542)
Issuance of common units of ONEOK Partners	-	-	271,970	322,701
Distributions to noncontrolling interests	-	-	(260,385)	(260,385)
Other	-	-	(28)	(28)
December 31, 2010	$1,826,800	$(663,274)	$1,472,218	$3,920,841

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2010	2009	2008
	(Thousands of dollars)

Net income	$541,330	$491,204	$600,467
Other comprehensive income (loss), net of tax
Unrealized gains on energy marketing and risk management
assets/liabilities, net of tax of $(43,039), $(26,488) and
$(106,616), respectively	85,623	24,455	213,320
Realized gains in net income, net of tax of $29,278,
$48,059 and $110,214, respectively	(48,117)	(104,549)	(167,199)
Unrealized holding gains (losses) on available-for-sale securities,
net of tax of $44, $(396) and $3,805, respectively	(70)	627	(6,032)
Gains in investment securities recognized in net income, net of tax
of $0, $0 and $4,310, respectively	-	-	(6,832)
Change in pension and postretirement benefit plan liability, net of tax
of $7,570, $9,186 and $33,601, respectively	(12,001)	(14,560)	(53,268)
Other, net of tax of $(45), $(84) and $0, respectively	71	244	-
Total other comprehensive income (loss), net of tax	25,506	(93,783)	(20,011)
Comprehensive income	566,836	397,421	580,456
Less: Comprehensive income attributable to noncontrolling interests	222,393	139,967	332,096
Comprehensive income attributable to ONEOK	$344,443	$257,454	$248,360
See accompanying Notes to Consolidated Financial Statements.

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations - We are a diversified energy company and successor to the company founded in 1906 known as Oklahoma Natural Gas Company.  Our common stock is listed on the NYSE under the trading symbol “OKE.”  We are the sole general partner and own 42.8 percent of ONEOK Partners, L.P. (NYSE: OKS), one of the largest publicly traded master limited partnerships.

We have divided our operations into three reportable business segments as follows:
•	ONEOK Partners;
•	Distribution; and
•	Energy Services.

Our ONEOK Partners segment conducts midstream activities which include gathering, processing, fractionating, transporting and storing natural gas and NGLs.  Our ONEOK Partners segment’s natural gas gathering and processing business is engaged in the gathering and processing of natural gas produced from crude oil and natural gas wells, primarily in the Mid-Continent and Rocky Mountain regions, which include the Anadarko Basin of Oklahoma that contains the NGL-rich Cana-Woodford Shale formation, Hugoton and Central Kansas Uplift Basins of Kansas, and the Williston Basin of Montana and North Dakota and includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations, and the Powder River Basin of Wyoming.  Through gathering systems, natural gas is aggregated and treated or processed for removal of water vapor, solids and other contaminants, and to extract NGLs in order to provide marketable natural gas, commonly referred to as residue gas.  When the NGLs are separated from the unprocessed natural gas at the processing plants, the NGLs are generally in the form of a mixed, unfractionated NGL stream.  In the Powder River Basin, the natural gas that ONEOK Partners gathers is coal-bed methane, or dry natural gas, that does not require processing or NGL extraction in order to be marketable; dry natural gas is gathered, compressed and delivered into a downstream pipeline or marketed for a fee.

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

ONEOK Partners’ natural gas liquids business gathers, treats, fractionates, transports and stores NGLs.  ONEOK Partners’ natural gas liquids gathering pipelines deliver unfractionated NGLs gathered from natural gas processing plants located in Oklahoma, Kansas, Texas and the Rocky Mountain region to fractionators it owns in Oklahoma, Kansas and Texas, as well as third-party fractionators and third-party pipelines.  The NGLs are then separated through the fractionation process into the individual NGL products to realize the greater economic value of the NGL components.  The individual NGL products are then stored or distributed to petrochemical manufacturers, heating-fuel users, refineries and propane distributors through ONEOK Partners’ FERC-regulated distribution pipelines that move NGL products from Oklahoma and Kansas to the market centers in Conway, Kansas, and Mont Belvieu, Texas, as well as the Midwest markets near Chicago, Illinois.

Our Distribution segment provides natural gas distribution services to more than two million customers in Oklahoma, Kansas and Texas through Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, respectively, each a division of ONEOK.  We serve residential, commercial, industrial and transportation customers in all three states.  Our distribution companies in Oklahoma and Kansas serve wholesale customers, and in Texas we serve public authority customers, such as cities, governmental agencies and schools.  In addition, our Distribution segment’s retail marketing business serves residential customers in Wyoming, residential and agricultural customers in Nebraska and commercial and industrial customers in the Mid-Continent region.

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

Consolidation - Our consolidated financial statements include the accounts of ONEOK and our subsidiaries over which we have control.  We have recorded noncontrolling interests in consolidated subsidiaries on our Consolidated Balance Sheets to recognize the percent of ONEOK Partners that we do not own.  We reflected our ownership interest in ONEOK Partners’ accumulated other comprehensive income (loss) in our consolidated accumulated other comprehensive income (loss).  The remaining portion is reflected as an adjustment to noncontrolling interests in consolidated subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Investments in unconsolidated affiliates are accounted for using the equity method if we have the ability to exercise significant influence over operating and financial policies of our investee; conversely, if we do not have the ability to exercise significant influence, then we use the cost method.  Impairment of equity and cost method investments is recorded when the impairments are other than temporary.  Distributions paid to us from our unconsolidated affiliates are classified as operating activities on our Consolidated Statements of Cash Flows until the cumulative distributions exceed our proportionate share of income from the unconsolidated affiliate since the date of our initial investment.  The amount of cumulative distributions paid to us that exceeds our cumulative proportionate share of income in each period represents a return of investment and is classified as an investing activity on our Consolidated Statements of Cash Flows.

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

Fair Value Measurements - Determining Fair Value - We define fair value as the price that would be received from the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date.  We use the market and income approaches to determine the fair value of our assets and liabilities and consider the markets in which the transactions are executed.  While many of the contracts in our portfolio are executed in liquid markets where price transparency exists, some contracts are executed in markets for which market prices may exist, but the market may be relatively inactive.  This results in limited price transparency that requires management’s judgment and assumptions to estimate fair values.  Inputs into our fair value estimates include commodity exchange prices, over-the-counter quotes, volatility, historical correlations of pricing data and LIBOR, and other liquid money market instrument rates.  We also utilize internally developed basis curves that incorporate observable and unobservable market data.  We validate our valuation inputs with third-party information and settlement prices from other sources, where available.  In addition, as prescribed by the income approach, we compute the fair value of our derivative portfolio by discounting the projected future cash flows from our derivative assets and liabilities to present value using interest-rate yields to calculate present-value discount factors derived from LIBOR, Eurodollar futures and United States Treasury swaps.  We also take into consideration the potential impact on market prices of liquidating positions in an orderly manner over a reasonable period of time under current market conditions.  We consider current market data in evaluating counterparties’, as well as our own, nonperformance risk, net of collateral, by using specific and sector bond yields and also monitoring the credit default swap markets.  Although we use our best estimates to determine the fair value of the derivative contracts we have executed, the ultimate market prices realized could differ from our estimates, and the differences could be material.

Fair Value Hierarchy - At each balance sheet date, we utilize a fair value hierarchy to classify fair value amounts recognized or disclosed in our financial statements based on the observability of inputs used to estimate such fair value.  The levels of the hierarchy are described below.
•	Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities.
•
Level 2 - Significant observable pricing inputs other than quoted prices included within Level 1 that are, either directly or indirectly, observable as of the reporting date.  Essentially, this represents inputs that are derived principally from or corroborated by observable market data.

•
Level 3 - May include one or more unobservable inputs that are significant in establishing a fair value estimate.  These unobservable inputs are developed based on the best information available and may include our own internal data.

Determining the appropriate classification of our fair value measurements within the fair value hierarchy requires management’s judgment regarding the degree to which market data is observable or corroborated by observable market data. We categorize derivatives for which fair value is determined using multiple inputs within a single level, based on the lowest level input that is significant to the fair value measurement in its entirety.  See Note B for additional disclosures of our fair value measurements.

Cash and Cash Equivalents - Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

Revenue Recognition - Our operating segments recognize revenue when services are rendered or product is delivered.  ONEOK Partners’ natural gas gathering and processing operations record revenue when gas is processed in or transported through its facilities.  ONEOK Partners’ natural gas liquids operations record revenues based upon contracted services and actual volumes exchanged or stored under service agreements in the period services are provided.  Revenue for ONEOK Partners’ natural gas pipelines and a portion of its natural gas liquids operations is recognized based upon contracted capacity and contracted volumes transported and stored under service agreements in the period services are provided.

Our Distribution segment’s major industrial and commercial natural gas distribution customers are invoiced at the end of each month.  All natural gas distribution residential customers, all retail customers and some distribution commercial customers are invoiced on a cyclical basis throughout the month, and we accrue unbilled revenues at the end of each month.

Our Energy Services segment’s wholesale customers are invoiced at the end of each month based on physical sales.  Demand payments received for requirements contracts are recognized in the period in which the service is provided.  Our fixed-price physical sales are accounted for as derivatives and are recorded at fair value.  See discussion below in “Derivative and Risk Management Activities” for additional information.

Accounts Receivable - Accounts receivable represent valid claims against non-affiliated customers for products sold or services rendered, net of allowances for doubtful accounts.  We assess the creditworthiness of our counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate.  Outstanding customer receivables are reviewed regularly for possible non-payment indicators and allowances for doubtful accounts are recorded based upon management’s estimate of collectability at each balance sheet date.  At December 31, 2010 and 2009, our allowance for doubtful accounts was not material.

Inventories - The values of current natural gas and NGLs in storage are determined using the lower of weighted-average cost or market method.  Noncurrent natural gas and NGLs are classified as property and valued at cost.  Materials and supplies are valued at average cost.

Commodity Imbalances - Natural gas and NGL imbalances are valued at market or their contractually stipulated rate.  Natural gas imbalances and NGL exchanges are settled in cash or made up in-kind, subject to the terms of the pipelines’ tariffs or by agreement.

Derivatives and Risk Management Activities - We engage in wholesale energy marketing, retail marketing, trading and risk management activities.  We record all derivative instruments at fair value, with the exception of normal purchases and normal sales that are expected to result in physical delivery.  Commodity price volatility may have a significant impact on the fair value of our derivative instruments as of a given date.

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

We formally document all relationships between hedging instruments and hedged items, as well as risk management objectives, strategies for undertaking various hedge transactions and methods for assessing and testing correlation and hedge ineffectiveness.  We specifically identify the asset, liability, firm commitment or forecasted transaction that has been designated as the hedged item.  We assess the effectiveness of hedging relationships quarterly by performing an effectiveness analysis on our cash flow and fair value hedging relationships to determine whether the hedge relationships are highly effective on a retrospective and prospective basis.  We also document our normal purchases and normal sales transactions that we expect to result in physical delivery and that we elect to exempt from derivative accounting treatment.

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

See Notes B and C for more discussion of our fair value measurements and risk management and hedging activities using derivatives.

Property, Plant and Equipment - Our properties are stated at cost, including AFUDC.  Generally, the cost of regulated property retired or sold, plus removal costs, less salvage, is charged to accumulated depreciation.  Gains and losses from sales or retirement of non-regulated properties or an entire operating unit or system of our regulated properties are recognized in income.  Maintenance and repairs are charged directly to expense.

The interest portion of AFUDC represents the cost of borrowed funds used to finance construction activities.  We capitalize interest costs during the construction or upgrade of qualifying assets.  Interest costs capitalized in 2010, 2009 and 2008 were $4.9 million, $17.0 million and $39.9 million, respectively.  Capitalized interest is recorded as a reduction to interest expense.  The equity portion of AFUDC represents the capitalization of the estimated average cost of equity used during the construction of major projects and is recorded in the cost of our regulated properties and as a credit to the allowance for equity funds used during construction.

Our properties are depreciated using the straight-line method over their estimated useful lives.  Generally, we apply composite depreciation rates to functional groups of property having similar economic circumstances.  We periodically conduct depreciation studies to assess the economic lives of our assets.  For our regulated assets, these depreciation studies are completed as a part of our rate proceedings, and the changes in economic lives, if applicable, are implemented prospectively when the new rates are billed.  For our non-regulated assets, if it is determined that the estimated economic life changes, the changes are made prospectively.  Changes in the estimated economic lives of our property, plant and equipment could have a material effect on our financial position or results of operations.

Property, plant and equipment on our Consolidated Balance Sheets includes construction work in progress for capital projects that have not yet been placed in service and therefore are not being depreciated.  Assets are transferred out of construction work in progress when they are substantially complete and ready for their intended use.

See Note D for disclosures of our property, plant and equipment.

Impairment of Goodwill and Long-Lived Assets, including Intangible Assets - We assess our goodwill and indefinite-lived intangible assets for impairment at least annually as of July 1.  As part of our impairment test, an initial assessment is made by comparing the fair value of a reporting unit with its book value, including goodwill.  If the fair value is less than the book value, an impairment is indicated, and we must perform a second test to measure the amount of the impairment.  In the second test, we calculate the implied fair value of the goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value determined in step one of the assessment.  If the carrying value of the goodwill exceeds the implied fair value of the goodwill, we will record an impairment charge.  There were no impairment charges resulting from our 2010, 2009 or 2008 impairment tests.

To estimate the fair value of our reporting units, we use two generally accepted valuation approaches, an income approach and a market approach, using assumptions consistent with a market participant’s perspective.  Under the income approach, we use anticipated cash flows over a period of years plus a terminal value and discount these amounts to their present value using appropriate discount rates.  Under the market approach, we apply multiples to forecasted cash flows.  The multiples used are consistent with historical asset transactions.  The forecasted cash flows are based on average forecasted cash flows over a period of years.

As part of our indefinite-lived intangible asset impairment test, we compare the estimated fair value of our indefinite-lived intangible assets with their book values.  The fair value of our indefinite-lived intangible assets is estimated using the market approach.  Under the market approach, we apply multiples to forecasted cash flows of the assets associated with our indefinite-lived intangible assets.  The multiples used are consistent with historical asset transactions.  We determined that there were no impairments to our indefinite-lived intangible asset in 2010, 2009 or 2008.

We assess our long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable.  An impairment is indicated if the carrying amount of a long-lived asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset.  If an impairment is indicated, we record an impairment loss equal to the difference between the carrying value and the fair value of the long-lived asset.  We determined that there were no asset impairments in 2010, 2009 or 2008.

For the investments we account for under the equity method, the impairment test considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary.  Therefore, we periodically reevaluate the amount at which we carry our equity method investments to determine whether current events or circumstances warrant adjustments to our carrying value.  We determined that there were no impairments to our investments in unconsolidated affiliates in 2010, 2009 or 2008.

Our impairment tests require the use of assumptions and estimates such as industry economic factors and the profitability of future business strategies.  If actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may be exposed to future impairment charges.

See Notes D and E for our goodwill and long-lived assets disclosures.

Regulation - Our distribution operations and ONEOK Partners’ intrastate natural gas transmission pipelines are subject to the rate regulation and accounting requirements of the OCC, KCC, RRC and various municipalities in Texas.  ONEOK Partners’ interstate natural gas and natural gas liquids pipelines are subject to regulation by the FERC.  In Kansas and Texas, natural gas storage may be regulated by the state and the FERC for certain types of services.  Oklahoma Natural Gas, Kansas Gas Service, Texas Gas Service and portions of our ONEOK Partners segment follow the accounting and reporting guidance for regulated operations.  During the rate-making process, regulatory authorities set the framework for what we can charge customers for our services and establish the manner that our costs are accounted for, including allowing us to defer recognition of certain costs and permitting recovery of the amounts through rates over time, as opposed to expensing such costs as incurred.  Certain examples of types of regulatory guidance include costs for fuel and losses, acquisition costs, contributions in aid of construction, charges for depreciation and gains or losses on disposition of assets.  This allows us to stabilize rates over time rather than passing such costs on to the customer for immediate recovery.  Actions by regulatory authorities could have an effect on the amount recovered from rate payers.  Any difference in the amount recoverable and the amount deferred is recorded as income or expense at the time of the regulatory action.  A write-off of regulatory assets and costs not recovered may be required if all or a portion of the regulated operations have rates that are no longer:
•	established by independent, third-party regulators;
•	designed to recover the specific entity’s costs of providing regulated services; and
•	set at levels that will recover our costs when considering the demand and competition for our services.

At December 31, 2010 and 2009, we recorded regulatory assets of approximately $463.9 million and $488.6 million, respectively, which are being recovered through various rate cases or are expected to be recovered.  Of these amounts, approximately $375.1 million and $372.7 million relate to our pension and postretirement benefit plans at December 31, 2010 and 2009, respectively, which are discussed on page 100.  Regulatory assets are being recovered as a result of approved rate proceedings over varying time periods up to 40 years.  These assets are reflected in other assets on our Consolidated Balance Sheets.

Pension and Postretirement Employee Benefits - We have defined benefit retirement plans covering certain full-time employees.  We sponsor welfare plans that provide postretirement medical and life insurance benefits to certain employees who retire with at least five years of service.  Our actuarial consultant calculates the expense and liability related to these plans and uses statistical and other factors that attempt to anticipate future events.  These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases, age and employment periods.  In determining the projected benefit obligations and costs, assumptions can change from period to period and may result in material changes in the costs and liabilities we recognize.  See Note L for more discussion of pension and postretirement employee benefits.

Income Taxes - Deferred income taxes are recorded for the difference between the financial statement and income tax basis of assets and liabilities and carry-forward items, based on income tax laws and rates existing at the time the temporary differences are expected to reverse.  The effect on deferred taxes of a change in tax rates is deferred and amortized for operations regulated by the OCC, KCC, RRC and various municipalities in Texas if, as a result of an action by a regulator, it is probable that the effect of the change in tax rates will be recovered from or returned to customers through future rates.  For all other operations, the effect is recognized in income in the period that includes the enactment date.  We continue to amortize previously deferred investment tax credits for ratemaking purposes over the period prescribed by the OCC, KCC, RRC and various municipalities in Texas.

We utilize a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that is taken or expected to be taken in a tax return.  We reflect penalties and interest as part of income tax expense as they become applicable for tax provisions that do not meet the more-likely-than-not recognition threshold and measurement attribute.  During 2010, 2009 and 2008, our tax positions did not require an establishment of a material reserve.

We file numerous consolidated and separate income tax returns with federal tax authorities of the United States and Canada, along with the tax authorities of several states.  There are no United States federal audits or statute waivers at this time.  See Note M for additional discussion of income taxes.

Asset Retirement Obligations - Asset retirement obligations represent legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.  We recognize the fair value of a liability for an asset retirement obligation in the period when it is incurred if a reasonable estimate of the fair value can be made.  We are not able to reasonably estimate the fair value of the asset retirement obligations for portions of our assets because the settlement dates are indeterminable.  For our assets that we are able to make an estimate, the fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset.  The liability is accreted at the end of each period through charges to operating expense.  If the obligation is settled for an amount other than the carrying amount of the liability, we will recognize a gain or loss on settlement.  The depreciation and amortization expense are immaterial to our consolidated financial statements.

In accordance with long-standing regulatory treatment, we collect through rates the estimated costs of removal on certain regulated properties through depreciation expense, with a corresponding credit to accumulated depreciation and amortization.  These removal costs are non-legal obligations; however, these non-legal asset-removal obligations are accounted for as a regulatory liability.  Historically, the regulatory authorities that have jurisdiction over our regulated operations have not required us to quantify this amount; rather, these costs are addressed prospectively in depreciation rates and are set in each general rate order.  We have made an estimate of our removal cost liability using current rates since the last general rate order in each of our jurisdictions; however, significant uncertainty exists regarding the ultimate determination of this liability, pending, among other issues, clarification of regulatory intent.  We continue to monitor the regulatory authorities and the liability may be adjusted as more information is obtained.  We record the estimated non-legal asset removal obligation in non-current liabilities in other deferred credits on our Consolidated Balance Sheets.  To the extent this estimated liability is adjusted, such amounts will be reclassified between accumulated depreciation and amortization and other deferred credits and therefore will not have an impact on earnings.

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures.  We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be reasonably estimated.  We base our estimates on currently available facts and our estimates of the ultimate outcome or resolution.  Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of a remediation feasibility study.  Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.  Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings.  See Note P for additional discussion of contingencies.

Share-Based Payments - We expense the fair value of share-based payments net of estimated forfeitures.  We estimate forfeiture rates based on historical forfeitures under our share-based payment plans.

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

Recently Issued Accounting Standards Update - In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which established new disclosure requirements and clarified existing requirements for disclosures of fair value measurements.  ASU 2010-06 requires us to add two new disclosures, when applicable: (i) transfers in and out of Level 1 and 2 fair value measurements including the reasons for the transfers, and (ii) a gross presentation of activity within the reconciliation of Level 3 fair value measurements.  Except for separate disclosure of purchases, sales, issuances and settlements in the reconciliation of our Level 3 fair value measurements, we applied this guidance in 2010.

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

	December 31, 2010
	Level 1	Level 2	Level 3	Netting	Total
	(Thousands of dollars)
Assets
Derivatives (a)
Commodity contracts
Financial contracts	$127,789	$1,755	$152,639	$-	$282,183
Physical contracts	-	13,185	20,391	-	33,576
Netting	-	-	-	(251,898)	(251,898)
Total derivatives	127,789	14,940	173,030	(251,898)	63,861
Trading securities (b)	7,591	-	-	-	7,591
Available-for-sale investment securities (c)	2,574	-	-	-	2,574
Total assets	$137,954	$14,940	$173,030	$(251,898)	$74,026

Liabilities
Derivatives (a)
Commodity contracts
Financial contracts	$(64,768)	$(3,241)	$(119,430)	$-	$(187,439)
Physical contracts	-	(3,763)	(4,334)	-	(8,097)
Netting	-	-	-	170,515	170,515
Total derivatives	(64,768)	(7,004)	(123,764)	170,515	(25,021)
Fair value of firm commitments (d)	-	-	(29,536)	-	(29,536)
Total liabilities	$(64,768)	$(7,004)	$(153,300)	$170,515	$(54,557)
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheets as energy marketing and risk management assets and liabilities on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At December 31, 2010, we held $82.5 million of cash collateral and had posted $1.1 million of cash collateral with various counterparties.

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

The following tables set forth the reconciliation of our Level 3 fair value measurements for the periods indicated:

	Derivative Assets (Liabilities)		Fair Value of Firm Commitments		Total
	(Thousands of dollars)
January 1, 2010	$136,694		$(134,620)		$2,074
Total realized/unrealized gains (losses):
Included in earnings	(91,662)	(a)	105,084	(a)	13,422
Included in other comprehensive income (loss)	11,122		-		11,122
Transfers into Level 3	765		-		765
Transfers out of Level 3	(7,653)		-		(7,653)
December 31, 2010	$49,266		$(29,536)		$19,730

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of December 31, 2010 (a)	$22,101	(a)	$(4,551)	(a)	$17,550
(a) - Reported in revenues and cost of sales and fuel in our Consolidated Statements of Income.

	Derivative Assets (Liabilities)		Fair Value of Firm Commitments		Long-Term Debt		Total
	(Thousands of dollars)
January 1, 2009	$42,355		$42,179		$(171,455)		$(86,921)
Total realized/unrealized gains (losses):
Included in earnings	147,703	(a)	(176,799)	(a)	1,455	(b)	(27,641)
Included in other comprehensive income (loss)	(60,565)		-		-		(60,565)
Maturities	-		-		100,000		100,000
Terminations prior to maturity	-		-		70,000		70,000
Transfers in and/or out of Level 3	7,201		-		-		7,201
December 31, 2009	$136,694		$(134,620)		$-		$2,074

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of December 31, 2009 (a)	$161,599	(a)	$(153,576)	(a)	$-		$8,023
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

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable, accounts payable and notes payable is equal to book value, due to the short-term nature of these items.

The estimated fair value of long-term debt, including current maturities, was $4.7 billion and $4.8 billion at December 31, 2010 and 2009, respectively.  The book value of long-term debt, including current maturities, was $4.3 billion and $4.6 billion at December 31, 2010 and 2009, respectively.  The estimated fair value of long-term debt has been determined using quoted market prices of the same or similar issues with similar terms and maturities.

C.           RISK MANAGEMENT AND HEDGING ACTIVITIES USING DERIVATIVES

Our Energy Services and ONEOK Partners segments are exposed to various risks that we manage by periodically entering into derivative instruments.  These risks include the following:
•
Commodity price risk - We are exposed to the risk of loss in cash flows and future earnings arising from adverse changes in the price of natural gas, NGLs and crude oil.  We use commodity derivative instruments such as futures, physical forward contracts, swaps and options to reduce the commodity price risk associated with a portion of the forecasted purchases and sales of commodities and natural gas and natural gas liquids in storage;

•
Basis risk - We are exposed to the risk of loss in cash flows and future earnings arising from adverse changes in the price differentials between pipeline receipt and delivery locations.  Our firm transportation capacity allows us to purchase natural gas at a pipeline receipt point and sell natural gas at a pipeline delivery point.  Our Energy Services segment periodically enters into basis swaps between the transportation receipt and delivery points in order to protect the fair value of these location price differentials related to our firm commitments; and

•
Currency exchange rate risk - As a result of our Energy Services segment’s activities in Canada, we are exposed to the risk of loss in cash flows and future earnings from adverse changes in currency exchange rates on our commodity purchases and sales, primarily related to our firm transportation and storage contracts that are transacted in a currency other than our functional currency, the United States dollar.  To reduce our exposure to exchange-rate fluctuations, we use physical forward transactions, which result in an actual two-way flow of currency on the settlement date in which we exchange United States dollars for Canadian dollars with another party.

The following derivative instruments are used to manage our exposure to these risks:
•
Futures contracts - Standardized exchange-traded contracts to purchase or sell natural gas and crude oil at a specified price, requiring delivery on or settlement through the sale or purchase of an offsetting contract by a specified future date under the provisions of exchange regulations;

•
Forward contracts - Commitments to purchase or sell natural gas, crude oil or NGLs for physical delivery at some specified time in the future.  We also use currency forward contracts to manage our currency exchange rate risk.  Forward contracts are different from futures in that forwards are customized and non-exchange traded;

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

Our Energy Services segment also enters into derivative contracts for financial trading purposes primarily to capitalize on opportunities created by market volatility, weather-related events, supply-demand imbalances and market liquidity inefficiencies, which allow us to capture additional margin.  Financial trading activities are executed generally using financially settled derivatives and are normally short term in nature.

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

We are also subject to fluctuation in interest rates.  We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps.  Interest-rate swaps are agreements to exchange an interest payment at some future point based on the differential between two interest rates.  At December 31, 2010 and 2009, we did not have any interest-rate swap agreements.

Fair Values of Derivative Instruments - The following table sets forth the fair values of our derivative instruments for the periods indicated:

	December 31, 2010			December 31, 2009
	Fair Values of Derivatives (a)			Fair Values of Derivatives (a)
	Assets		(Liabilities)	Assets		(Liabilities)
	(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	$136,040	(b)	$(23,843)	$311,009	(c)	$(130,831)
Physical contracts	-		(883)	1,702		(937)
Total derivatives designated as hedging instruments	136,040		(24,726)	312,711		(131,768)
Derivatives not designated as hedging instruments
Commodity contracts
Non-trading instruments
Financial contracts	125,503		(144,940)	407,475		(447,714)
Physical contracts	33,576		(7,214)	46,598		(16,234)
Trading instruments
Financial contracts	20,640		(18,656)	59,751		(58,334)
Total commodity contracts	179,719		(170,810)	513,824		(522,282)
Foreign exchange contracts	-		-	28		(81)
Total derivatives not designated as hedging instruments	179,719		(170,810)	513,852		(522,363)
Total derivatives	$315,759		$(195,536)	$826,563		$(654,131)
(a) - Included on a net basis in energy marketing and risk management assets and liabilities on our Consolidated Balance Sheets.
(b) - Includes $44.9 million of derivative assets associated with cash flow hedges of inventory that were adjusted to reflect the lower of cost or market value. The deferred gains associated with these assets have been reclassified from accumulated other comprehensive loss.

(c) - Includes $37.7 million of derivative assets associated with cash flow hedges of inventory that were adjusted to reflect the lower of cost or market value. The deferred gains associated with these assets have been reclassified from accumulated other comprehensive loss.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:
		December 31, 2010		December 31, 2009
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Exchange futures	0.4	(7.6)	6.4	(20.7)
	Swaps	3.0	(69.9)	18.1	(80.7)
- Crude oil and NGLs (MMBbl)	Swaps	-	(1.5)	-	(2.4)
Basis
- Natural gas (Bcf)	Forwards and swaps	2.8	(64.9)	23.7	(99.6)
Fair value hedges
Basis
- Natural gas (Bcf)	Forwards and swaps	141.1	(141.1)	210.4	(210.4)

Derivatives not designated as hedging instruments:
Fixed price
- Natural gas (Bcf)	Exchange futures	34.6	(20.6)	38.8	(22.7)
	Forwards and swaps	73.6	(100.3)	100.6	(117.4)
	Options	81.0	(74.3)	102.6	(80.6)
- Crude and NGLs (MMBbl)	Forwards and swaps	0.6	(0.6)	-	-
- Foreign currency (Millions of dollars)	Swaps	$ -	$ -	$ 4.6	$ -
Basis
- Natural gas (Bcf)	Forwards and swaps	411.5	(419.7)	940.7	(947.1)
Index
- Natural gas (Bcf)	Forwards and swaps	33.6	(6.1)	66.4	(33.1)

These notional amounts are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and consequently do not reflect our actual exposure to market or credit risk.

Cash Flow Hedges - Our Energy Services and ONEOK Partners segments use derivative instruments to hedge the cash flows associated with anticipated purchases and sales of natural gas, NGLs and condensate and cost of fuel used in the transportation of natural gas.  Accumulated other comprehensive income (loss) at December 31, 2010, includes gains of approximately $17.8 million, net of tax, related to these hedges that will be recognized within the next 15 months as the forecasted transactions affect earnings.  If prices remain at current levels, we will recognize $18.5 million in net gains over the next 12 months, and we will recognize net losses of $0.7 million thereafter.

In 2010 and 2009, cost of sales and fuel in our Consolidated Statements of Income includes $58.7 million and $11.3 million in each period, respectively, reflecting an adjustment to natural gas inventory at the lower of cost or market value.  In each period, we reclassified $58.7 million and $11.3 million, respectively, of deferred gains, before income taxes, on associated cash flow hedges from accumulated other comprehensive income (loss) into earnings.

The following table sets forth the effect of cash flow hedges recognized in other comprehensive income (loss) for the period indicated:

	Years Ended
Derivatives in Cash Flow Hedging Relationships	December 31,
	2010	2009
	(Thousands of dollars)
Commodity contracts	$128,662	$49,344
Interest rate contracts	-	1,599
Total gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion)	$128,662	$50,943

The following tables set forth the effect of cash flow hedges on our Consolidated Statements of Income for the period indicated:

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Effective Portion)	Years Ended
Derivatives in Cash Flow		December 31,
Hedging Relationships		2010	2009
		(Thousands of dollars)
Commodity contracts	Revenues	$68,209	$188,144
Commodity contracts	Cost of sales and fuel	9,158	(36,776)
Interest rate contracts	Interest expense	28	1,240
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income on derivatives (effective portion)		$77,395	$152,608

	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Years Ended
Derivatives in Cash Flow		December 31,
Hedging Relationships		2010	2009
		(Thousands of dollars)
Commodity contracts	Revenues	$1,856	$2,366
Commodity contracts	Cost of sales and fuel	(698)	(725)
Total gain (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)		$1,158	$1,641

In the event that it becomes probable that a forecasted transaction will not occur, we will discontinue cash flow hedge treatment, which will affect earnings.  For the years ended December 31, 2010 and 2009, there were no gains or losses due to the discontinuance of cash flow hedge treatment since the underlying transactions were no longer probable.

Other Derivative Instruments - The following table sets forth the effect of our derivative instruments that are not part of a hedging relationship on our Consolidated Statements of Income for the period indicated:

		Years Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss)	December 31,
		2010	2009
		(Thousands of dollars)
Commodity contracts - trading	Revenues	$5,710	$3,210
Commodity contracts - non-trading (a)	Cost of sales and fuel	5,371	10,085
Foreign exchange contracts	Revenues	18	886
Total gain recognized in income on derivatives		$11,099	$14,181
(a) - Amounts are presented net of deferred losses associated with derivatives entered into by our Distribution segment.

Our Distribution segment held natural gas call options with premiums totaling $16.7 million and $18.2 million, at December 31, 2010, and 2009, respectively.  The premiums are recorded in other current assets as these contracts are included in, and recoverable through, the monthly purchased-gas cost mechanism.  We recorded losses associated with the decline in value and expiration of option contracts totaling approximately $25.5 million and $22.6 million for the years ended December 31, 2010 and 2009, respectively, which were deferred as part of our unrecovered purchased-gas costs.

Fair Value Hedges - In prior years, we terminated various interest-rate swap agreements.  The net savings from the termination of these swaps is being recognized in interest expense over the terms of the debt instruments originally hedged.  Interest expense savings from the amortization of terminated swaps for 2010, 2009 and 2008, were $10.2 million, $10.3 million and $10.5 million, respectively. The remaining amortization of terminated swaps will be recognized over the following periods:

		ONEOK
	ONEOK	Partners	Total
	(Millions of dollars)
2011	$3.4	$0.9	$4.3
2012	$1.7	$-	$1.7
2013	$1.7	$-	$1.7
2014	$1.7	$-	$1.7
Thereafter	$23.6	$-	$23.6

Our Energy Services segment uses basis swaps to hedge the fair value of location price differentials related to certain firm transportation commitments.  Cost of sales and fuel in our Consolidated Statements of Income include gains of $2.4 million and $253.2 million for 2010 and 2009, respectively, related to the change in fair value of derivatives designated as fair value hedges.  Revenues include losses of $2.7 million and $250.5 million for 2010 and 2009, respectively, to recognize the change in fair value of the related hedged firm commitments.  Cost of sales and fuel also included a loss of $0.3 million for 2010, a gain of $2.7 million for 2009 and a loss of $3.3 million for 2008 related to the ineffectiveness related to these hedges.

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

Some of our derivative instruments contain provisions that require us to maintain an investment-grade credit rating from S&P and/or Moody’s.  If our credit ratings on senior unsecured long-term debt were to decline below investment grade, we would be in violation of these provisions, and the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions.  The aggregate fair value of all financial derivative instruments with contingent features related to credit risk that were in a net liability position as of December 31, 2010, was $8.5 million for which we have posted collateral of $1.1 million in the normal course of business.  If the contingent features underlying these agreements were triggered on December 31, 2010, we would have been required to post an additional $7.4 million of collateral to our counterparties.

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

The following tables set forth the net credit exposure from our derivative assets for the period indicated:

	December 31, 2010
	Investment	Non-investment	Not
	Grade	Grade	Rated	Total
Counterparty sector	(Thousands of dollars)
Gas and electric utilities	$33,847	$1,240	$678	$35,765
Oil and gas	8,995	35	2,091	11,121
Industrial	18	-	7,682	7,700
Financial	9,254	-	-	9,254
Other	-	-	21	21
Total	$52,114	$1,275	$10,472	$63,861

	December 31, 2009
	Investment	Non-investment	Not
	Grade	Grade	Rated	Total
Counterparty sector	(Thousands of dollars)
Gas and electric utilities	$26,964	$2,668	$7,972	$37,604
Oil and gas	54,578	224	10,084	64,886
Industrial	689	-	3	692
Financial	32,880	-	7	32,887
Other	-	55	40	95
Total	$115,111	$2,947	$18,106	$136,164

D.           PROPERTY, PLANT AND EQUIPMENT

The following table sets forth our property, plant and equipment by property type, for the periods indicated:

	Estimated Useful	December 31,	December 31,
	Lives (Years)	2010	2009
		(Thousands of dollars)
Non-Regulated
Gathering pipelines and related equipment	5 to 46	$1,144,753	$982,849
Processing and fractionation and related equipment	5 to 42	993,100	959,339
Storage and related equipment	5 to 54	263,125	219,898
Transmission pipelines and related equipment	15 to 54	198,373	190,734
General plant and other	2 to 42	298,065	303,983
Construction work in process	-	228,868	181,920
Regulated
Natural gas distribution pipelines and related equipment	15 to 80	3,160,197	2,997,250
Storage and related equipment	5 to 54	133,314	134,934
Natural gas transmission pipelines and related equipment	5 to 80	1,717,276	1,702,839
Natural gas liquids transmission pipelines and related equipment	5 to 80	1,351,245	2,138,017
General plant and other	2 to 85	261,783	226,670
Construction work in process	-	104,386	107,367
Property, plant and equipment		9,854,485	10,145,800
Accumulated depreciation and amortization - non-regulated		(707,964)	(611,944)
Accumulated depreciation and amortization - regulated		(1,833,338)	(1,740,198)
Net property, plant and equipment		$7,313,183	$7,793,658

The average depreciation rates for our regulated property are set forth, by segment, in the following table for the periods indicated:

	Years Ended December 31,
Regulated Property	2010	2009	2008
ONEOK Partners	1.9% - 2.2%	1.8% - 2.2%	2.0% - 2.4%
Distribution	2.1% - 2.8%	2.6% - 2.7%	2.7% - 3.0%

E.           GOODWILL AND INTANGIBLE ASSETS

Goodwill - The following table sets forth our goodwill, by segment, at both December 31, 2010 and 2009:

(Thousands of dollars)
ONEOK Partners	$433,537
Distribution	157,953
Energy Services	10,255
Other	1,099
Total Goodwill	$602,844

Intangible Assets - Our ONEOK Partners segment has $264.5 million of intangible assets related primarily to contracts acquired through acquisition, which are being amortized over an aggregate weighted-average period of 40 years.  The remaining intangible asset balance has an indefinite life.  Amortization expense for intangible assets for 2010, 2009 and 2008 was $7.7 million each year, and the aggregate amortization expense for each of the next five years is estimated to be approximately $7.7 million.  The following table sets forth the gross carrying amount and accumulated amortization of intangible assets for the periods indicated:

	December 31,	December 31,
	2010	2009
	(Thousands of dollars)
Gross Intangible Assets	$462,214	$462,214
Accumulated Amortization	(42,164)	(34,498)
Net Intangible Assets	$420,050	$427,716

F.           CREDIT FACILITIES AND SHORT-TERM NOTES PAYABLE

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

The debt covenant calculations in the ONEOK Credit Agreement exclude the debt of ONEOK Partners.  Upon breach of any covenant by ONEOK, amounts outstanding under the ONEOK Credit Agreement may become immediately due and payable.  At December 31, 2010, ONEOK’s stand-alone debt-to-capital ratio, as defined by the ONEOK Credit Agreement, was 39.4 percent, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement.

The ONEOK Credit Agreement expires in July 2011 and we anticipate entering into a new agreement prior to the maturity date.

At December 31, 2010, ONEOK had $127.0 million in commercial paper outstanding and $27.0 million in letters of credit issued under the ONEOK Credit Agreement, leaving approximately $1.0 billion of credit available under the ONEOK Credit Agreement.  At December 31, 2009, ONEOK had $358.9 million in commercial paper outstanding and $37.0 million in letters of credit issued under the ONEOK Credit Agreement.

The weighted-average interest rate on ONEOK’s short-term debt outstanding was 0.38 percent and 0.30 percent at December 31, 2010 and 2009, respectively.

ONEOK Partners Credit Agreement - Under the ONEOK Partners Credit Agreement, which expires March 2012, ONEOK Partners is required to comply with certain financial, operational and legal covenants.  Among other things, these requirements include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners Credit Agreement, as adjusted for all non-cash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5 to 1.  If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the three calendar quarters following the acquisition.  Upon breach of any covenant, discussed above, amounts outstanding under the ONEOK Partners Credit Agreement may become due and payable immediately.  At December 31, 2010, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 3.79 to 1, and ONEOK Partners was in compliance with all covenants under the ONEOK Partners Credit Agreement.  As a result of ONEOK Partners’ January 2011 debt issuance, its available borrowings are limited by the ratio of indebtedness to adjusted EBITDA covenant under the ONEOK Partners Credit Agreement; however, ONEOK Partners had approximately $956 million in cash at January 31, 2011, and $266 million of available borrowings that provide ample liquidity to meet its funding needs.  ONEOK Partners expects the limitation of its available borrowings to be eliminated during 2011.

In June 2010, ONEOK Partners initiated a commercial paper program under which ONEOK Partners may issue unsecured commercial paper notes up to a maximum amount outstanding of $1.0 billion to fund ONEOK Partners’ short-term borrowing needs.  The maturities of the commercial paper notes vary but may not exceed 270 days from the date of issue.  The commercial paper notes are generally sold at a negotiated discount from par.

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

At December 31, 2010, ONEOK Partners had $429.9 million in commercial paper outstanding and no borrowings outstanding under the ONEOK Partners Credit Agreement, leaving approximately $570.1 million of credit available under the most restrictive provisions of the ONEOK Partners Credit Agreement.  At December 31, 2009, ONEOK Partners had $523.0 million in borrowings outstanding under the ONEOK Partners Credit Agreement.  At December 31, 2010 and 2009, ONEOK Partners had a total of $24.2 million issued in letters of credit outside of the ONEOK Partners Credit Agreement.  Borrowings under the ONEOK Partners Credit Agreement are nonrecourse to ONEOK.

The weighted-average interest rate on ONEOK Partners’ short-term debt outstanding was 0.38 percent and 0.54 percent at December 31, 2010 and 2009, respectively.

Neither ONEOK nor ONEOK Partners guarantees the debt or other similar commitments to unaffiliated parties, and ONEOK does not guarantee the debt or other similar commitments of ONEOK Partners.

G.           LONG-TERM DEBT

All notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness.  The following table sets forth our long-term debt for the periods indicated:

	December 31,	December 31,
	2010	2009
	(Thousands of dollars)
ONEOK
$400,000 at 7.125% due 2011	$400,000	$400,000
$400,000 at 5.2% due 2015	400,000	400,000
$100,000 at 6.4% due 2019	90,091	90,314
$100,000 at 6.5% due 2028	87,971	88,247
$100,000 at 6.875% due 2028	100,000	100,000
$400,000 at 6.0% due 2035	400,000	400,000
Other	2,163	2,448
Total ONEOK long-term notes payable	1,480,225	1,481,009
ONEOK Partners
$250,000 at 8.875% due 2010	-	250,000
$225,000 at 7.10% due 2011	225,000	225,000
$350,000 at 5.90% due 2012	350,000	350,000
$450,000 at 6.15% due 2016	450,000	450,000
$500,000 at 8.625% due 2019	500,000	500,000
$600,000 at 6.65% due 2036	600,000	600,000
$600,000 at 6.85% due 2037	600,000	600,000
Guardian Pipeline
Average 7.85%, due 2022	97,850	109,780
Total ONEOK Partners long-term notes payable	2,822,850	3,084,780
Total long-term notes payable	4,303,075	4,565,789
Unamortized portion of terminated swaps	33,113	43,298
Unamortized debt discount	(6,410)	(6,668)
Current maturities	(643,236)	(268,215)
Long-term debt	$3,686,542	$4,334,204

The aggregate maturities of long-term debt outstanding for the years 2011 through 2015 are shown below:

		ONEOK	Guardian
	ONEOK	Partners	Pipeline	Total
	(Millions of dollars)
2011	$406.3	$225.0	$11.9	$643.2
2012	$6.3	$350.0	$11.1	$367.4
2013	$6.2	$-	$7.7	$13.9
2014	$6.0	$-	$7.7	$13.7
2015	$406.0	$-	$7.7	$413.7

Additionally, $178.1 million of our debt is callable at par at our option from now until maturity, which is 2019 for $90.1 million and 2028 for $88.0 million.

In June 2010, ONEOK Partners repaid $250.0 million of maturing senior notes with available cash and short-term borrowings.  With the repayment of these notes, ONEOK Partners no longer has any obligation to offer to repurchase the $225 million senior notes due 2011 in the event that ONEOK Partners’ long-term debt credit ratings fall below investment grade.

ONEOK Partners’ Debt Issuances - In January 2011, ONEOK Partners completed an underwritten public offering of $1.3 billion senior notes, consisting of $650 million of 3.25-percent senior notes due 2016 and $650 million of 6.125-percent senior notes due 2041.  The net proceeds from the offering of approximately $1.28 billion were used to repay amounts outstanding under ONEOK Partners’ commercial paper program and for general partnership purposes, including capital expenditures, and will be used to repay the $225 million principal amount of senior notes due March 2011.  ONEOK Partners will pay interest on the senior notes due 2016 and 2041 on February 1 and August 1 of each year beginning August 1, 2011.

In March 2009, ONEOK Partners completed an underwritten public offering of $500 million aggregate principal amount of 8.625-percent Senior Notes due 2019.  The net proceeds from this offering of approximately $494.3 million were used to repay indebtedness outstanding under the ONEOK Partners Credit Agreement.  ONEOK Partners will pay interest on these notes on March 1 and September 1 of each year.

Debt Covenants - The indentures governing ONEOK’s senior notes due 2011, 2019 and 2028 include an event of default upon acceleration of other indebtedness of $15 million or more.  The indentures governing the senior notes due 2015 and 2035 include an event of default upon the acceleration of other indebtedness of $100 million or more.  Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding senior notes due 2011, 2015, 2019, 2028 and 2035 to declare those notes immediately due and payable in full.

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

The indentures governing ONEOK Partners’ senior notes due 2011 include an event of default upon acceleration of other indebtedness of $25 million or more, and the indentures governing its other senior notes include an event of default upon the acceleration of other indebtedness of $100 million or more.  Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of any ONEOK Partners’ outstanding senior notes to declare those notes immediately due and payable in full.

ONEOK Partners may redeem the notes due 2011, 2012, 2016 (6.15 percent), 2019, 2036 and 2037, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium.  The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date.  ONEOK Partners may redeem its 3.25-percent notes due 2016 and 6.125-percent notes due 2041 at par starting one and six months, respectively, before their maturity dates.  Prior to these times, ONEOK Partners may redeem these notes on the same terms as its other senior notes.  ONEOK Partners’ senior notes are senior unsecured obligations, ranking equally in right of payment with all of ONEOK Partners’ existing and future unsecured senior indebtedness, and structurally subordinate to all of the existing and future debt and other liabilities of any non-guarantor subsidiaries.  ONEOK Partners’ senior notes are nonrecourse to ONEOK.

Debt Guarantee - ONEOK Partners’ senior notes are fully and unconditionally guaranteed on a senior unsecured basis by ONEOK Partners’ wholly owned subsidiary, ONEOK Partners Intermediate Limited Partnership (Intermediate Partnership).  ONEOK Partners’ long-term debt is nonrecourse to ONEOK.  The guarantee ranks equally in right of payment to all of the Intermediate Partnership’s existing and future unsecured senior indebtedness.  ONEOK Partners has no significant assets or operations other than its investment in the Intermediate Partnership, which is also consolidated.  At December 31, 2010, the Intermediate Partnership held partnership interests in the equity of ONEOK Partners’ subsidiaries, as well as a 50-percent interest in both Northern Border Pipeline and in Overland Pass Pipeline Company.

Guardian Pipeline Senior Notes - These notes were issued under a master shelf agreement with certain financial institutions.  Principal payments are due quarterly through 2022.  Interest rates on the $97.9 million in senior notes outstanding at December 31, 2010, range from 7.61 percent to 8.27 percent, with an average rate of 7.85 percent.  Guardian Pipeline’s senior notes contain financial covenants that require the maintenance of a ratio of (i) EBITDAR, as defined in the master shelf agreement dated as of November 8, 2001, to fixed charges (interest expense plus operating lease expense) of not less than 1.5 to 1; and (ii) total indebtedness to EBITDAR of not greater than 4.75 to 1.  Upon any breach of these covenants, all amounts outstanding under the master shelf agreement may become due and payable immediately.  At December 31, 2010, Guardian Pipeline’s EBITDAR-to-fixed-charges ratio was 6.1 to 1, the ratio of total indebtedness to EBITDAR was 2.0 to 1, and Guardian Pipeline was in compliance with its financial covenants.

Other - We amortize premiums, discounts and expenses incurred in connection with the issuance of long-term debt consistent with the terms of the respective debt instrument.

H.           CAPITAL STOCK

Series A and B Convertible Preferred Stock - There are no shares of Series A or Series B Preferred Stock currently issued or outstanding.

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

Common Stock - At December 31, 2010, we had approximately 176.2 million shares of authorized and unreserved common stock available for issuance.

Dividends - Dividends paid totaled $193.5 million, $172.8 million and $162.8 million for 2010, 2009 and 2008, respectively.  The following table sets forth the quarterly dividends per share declared and paid on our common stock for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
First Quarter	$0.44	$0.40	$0.38
Second Quarter	$0.44	$0.40	$0.38
Third Quarter	$0.46	$0.42	$0.40
Fourth Quarter	$0.48	$0.42	$0.40
Total	$1.82	$1.64	$1.56

Additionally, a quarterly dividend of $0.52 per share was declared in January 2011, payable in the first quarter of 2011.

I.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the balance in accumulated other comprehensive income (loss) for the periods indicated:

	Unrealized Gains (Losses) on Energy Marketing and Risk Management Assets/Liabilities	Unrealized Holding Gains (Losses) on Investment Securities	Pension and Postretirement Benefit Plan Obligations	Accumulated Other Comprehensive Income (Loss)
	(Thousands of dollars)
December 31, 2008	$27,913	$814	$(99,343)	$(70,616)
Other comprehensive income (loss) attributable to ONEOK	(34,064)	627	(14,560)	(47,997)
December 31, 2009	(6,151)	1,441	(113,903)	(118,613)
Other comprehensive income (loss) attributable to ONEOK	21,882	(70)	(12,001)	9,811
December 31, 2010	$15,731	$1,371	$(125,904)	$(108,802)

J.           EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Year Ended December 31, 2010
			Per Share
	Income	Shares	Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Net income attributable to ONEOK available for common stock	$334,632	106,368	$3.15
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	1,417
Net income attributable to ONEOK available for common stock
and common stock equivalents	$334,632	107,785	$3.10

	Year Ended December 31, 2009
			Per Share
	Income	Shares	Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Net income attributable to ONEOK available for common stock	$305,451	105,362	$2.90
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	958
Net income attributable to ONEOK available for common stock
and common stock equivalents	$305,451	106,320	$2.87

	Year Ended December 31, 2008
			Per Share
	Income	Shares	Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Net income attributable to ONEOK available for common stock	$311,909	104,369	$2.99
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	1,391
Net income attributable to ONEOK available for common stock
and common stock equivalents	$311,909	105,760	$2.95

There were no option shares excluded from the calculation of diluted EPS for 2010.  There were 192,952 and 64,989 option shares excluded from the calculation of diluted EPS for 2009 and 2008, respectively, since their inclusion would be anti-dilutive.

K.           SHARE-BASED PAYMENTS

Equity Compensation Plan

The ONEOK, Inc. Equity Compensation Plan provides for the granting of stock-based compensation, including incentive stock options, non-statutory stock options, stock bonus awards, restricted stock awards, restricted stock unit awards, performance stock awards and performance unit awards to eligible employees and the granting of stock awards to non-employee directors.  We have reserved a total of 5.0 million shares of common stock for issuance under the plan, and at December 31, 2010, we had 1.9 million shares available for issuance under the plan.  The Equity Compensation Plan allows for the deferral of awards granted in stock or cash, in accordance with Internal Revenue Code section 409A requirements.

Restricted Stock Units - Restricted stock units may be granted to key employees with ownership of the common stock underlying the unit vesting over a period determined by the Executive Compensation Committee.  Awards outstanding vest over a three-year period and entitle the grantee to receive shares of our common stock.  Restricted stock unit awards are measured at fair value as if they were vested and issued on the grant date, reduced by expected dividend payments and adjusted for estimated forfeitures. No dividends are paid on the restricted stock units.  Compensation expense is recognized on a straight-line basis over the vesting period of the award.

Performance Unit Awards - Performance unit awards may be granted to key employees.  The shares of our common stock underlying the performance units vest at the expiration of a period determined by the Committee if certain performance criteria are met by us.  Outstanding performance units vest at the expiration of a three-year period.  Upon vesting, a holder of performance units is entitled to receive a number of shares of our common stock equal to a percentage (0 percent to 200 percent) of the performance units granted based on our total shareholder return over the vesting period, compared with the total shareholder return of a peer group of other energy companies over the same period.  Compensation expense is recognized on a straight-line basis over the period of the award.

If paid, the outstanding performance unit awards entitle the grantee to receive the grant in shares of our common stock.  Our outstanding performance unit awards are equity awards with a market-based condition, which results in the compensation cost for these awards being recognized over the requisite service period, provided that the requisite service period is fulfilled, regardless of when, if ever, the market condition is satisfied.  The fair value of these performance units was estimated on the grant date based on a Monte Carlo model. The compensation expense on these awards will only be adjusted for changes in forfeitures.

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

Options - Stock options may be granted that are not exercisable until a fixed future date or in installments.  All outstanding options issued to date have vested and must be exercised no later than 10 years after grant date.  Options issued to date become void upon involuntary termination of employment for just cause or voluntary termination of employment other than retirement.  In the event of retirement or involuntary termination other than for just cause, the optionee may exercise the option within a period determined by the Executive Compensation Committee and stated in the option.  In the event of death, the option may be exercised by the personal representative of the optionee within a period to be determined by the Committee and stated in the option.  No stock options have been granted since 2003.

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

General

For all awards outstanding, we used a forfeiture rate ranging from zero percent to 12 percent based on historical forfeitures under our share-based payment plans.  We use a combination of issuances from treasury stock and repurchases in the open market to satisfy our share-based payment obligations.

Compensation cost expensed for our share-based payment plans described below was $15.9 million, $15.1 million and $13.1 million during 2010, 2009 and 2008, respectively, which is net of $10.0 million, $9.5 million and $8.3 million of tax benefits, respectively.  No share-based compensation cost was capitalized for 2010, 2009 and 2008.

Cash received from the exercise of awards under all share-based payment arrangements was $6.0 million, $3.3 million and $3.8 million for 2010, 2009 and 2008, respectively.  The actual tax benefit realized for the anticipated tax deductions of the exercise of share-based payment arrangements totaled $3.4 million, $0.9 million and $1.4 million for 2010, 2009 and 2008, respectively.

Stock Option Activity

The following table sets forth the stock option activity for employees and non-employee directors for the periods indicated:

	Number of	Weighted
	Shares	Average Price
Outstanding December 31, 2009	551,373	$25.29
Exercised	(412,683)	$26.60
Expired	(3,500)	$16.90
Outstanding December 31, 2010	135,190	$21.52

Exercisable December 31, 2010	135,190	$21.52

The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value, based on our year-end closing stock price of $55.47, that would have been received by the option holders had all option holders exercised their options as of December 31, 2010:

	Stock Options Outstanding and Exercisable
		Weighted		Aggregate
		Average	Weighted	Intrinsic
Range of	Number	Remaining	Average	Value
Exercise Prices	of Awards	Life (yrs)	Exercise Price	(in 000's)
$16.88 to $25.32	105,999	1.41	$17.16	$4,061
$25.33 to $38.00	16,481	1.04	$34.38	$348
$38.01 to $43.67	12,710	1.04	$41.25	$181

The weighted-average period of outstanding options is 1.3 years.  As of December 31, 2010, all stock options were fully vested and expensed.  The following table sets forth statistics relating to our stock option activity:

	December 31, 2010	December 31, 2009	December 31, 2008
	(Thousands of dollars)
Intrinsic value of options exercised	$8,953	$2,453	$3,652

Restricted Stock Unit Activity

The total fair value of shares vested during 2010 was $2.2 million.  As of December 31, 2010, there was $7.1 million of total unrecognized compensation cost related to our nonvested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 1.5 years.  The following tables set forth activity and various statistics for our restricted stock unit awards:

	Number of	Weighted
	Shares	Average Price
Nonvested December 31, 2009	322,100	$33.87
Granted	219,825	$37.33
Released to participants	(47,857)	$37.37
Forfeited	(5,282)	$34.98
Nonvested December 31, 2010	488,786	$35.07

	2010	2009	2008
Weighted-average grant date fair value (per share)	$37.33	$23.47	$43.22
Fair value of shares granted (thousands of dollars)	$8,206	$2,251	$2,314

Performance Unit Activity

The total fair value of shares vested during 2010 was $12.9 million.  As of December 31, 2010, there was $18.9 million of total unrecognized compensation cost related to the nonvested performance unit awards, which is expected to be recognized over a weighted-average period of 1.2 years.  The following tables set forth activity and various statistics related to the performance unit awards and the assumptions used in the valuations of the 2010, 2009 and 2008 grants at the grant date:

	Number of	Weighted
	Units	Average Price
Nonvested December 31, 2009	1,188,896	$36.79
Granted	431,225	$48.09
Released to participants	(286,821)	$37.58
Forfeited	(18,713)	$38.69
Nonvested December 31, 2010	1,314,587	$40.30

	2010	2009	2008
Volatility (a)	40.60%	43.58%	22.50%
Dividend Yield	4.12%	5.70%	3.20%
Risk-free Interest Rate	1.47%	1.01%	2.46%
(a) - Volatility was based on historical volatility over three years using daily stock price observations.

	2010	2009	2008
Weighted-average grant date fair value (per share)	$48.09	$29.34	$43.88
Fair value of shares granted (thousands of dollars)	$20,738	$17,232	$16,987

Employee Stock Purchase Plan

We have reserved a total of 4.8 million shares of common stock for issuance under our ONEOK, Inc. Employee Stock Purchase Plan (the ESPP).  Subject to certain exclusions, all full-time employees are eligible to participate in the ESPP.  Employees can choose to have up to 10 percent of their annual base pay withheld to purchase our common stock, subject to terms and limitations of the plan.  The Committee may allow contributions to be made by other means, provided that in no event will contributions from all means exceed 10 percent of the employee’s annual base pay.  The purchase price of the stock is 85 percent of the lower of its grant date or exercise date market price.  Approximately 53 percent, 53 percent and 52 percent of employees participated in the plan in 2010, 2009 and 2008, respectively.  Compensation expense for the ESPP was $3.9 million, $6.5 million and $1.3 million in 2010, 2009 and 2008, respectively.  Under the plan, we sold 216,897 shares at $37.95 in 2010, 321,888 shares at $24.41 per share in 2009, and 297,864 shares at $24.41 per share in 2008.

Deferred Compensation Plan for Non-Employee Directors

The ONEOK, Inc. Nonqualified Deferred Compensation Plan for Non-Employee Directors provides our directors, who are not our employees, the option to defer all or a portion of their compensation for their service on our Board of Directors.  Under the plan, directors may elect either a cash deferral option or a phantom stock option.  Under the cash deferral option, directors may defer the receipt of all or a portion of their annual retainer fees, plus accrued interest.  Under the phantom stock option, directors may defer all or a portion of their annual retainer fees and receive such fees on a deferred basis in the form of shares of common stock under our Long-Term Incentive Plan or Equity Compensation Plan.  Shares are distributed to non-employee directors at the fair market value of our common stock at the date of distribution.

L.           EMPLOYEE BENEFIT PLANS

Retirement and Postretirement Benefit Plans

Retirement Plans - We have defined benefit retirement plans covering certain full-time employees.  Nonbargaining unit employees hired after December 31, 2004, and employees covered by the IBEW collective bargaining agreement hired after June 30, 2010, are not eligible for our defined benefit pension plan; however, they are covered by a defined contribution profit-sharing plan.  Certain officers and key employees are also eligible to participate in supplemental retirement plans.  We generally fund our pension costs at a level needed to maintain or exceed the minimum funding levels required by the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006.

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

Regulatory Treatment - The OCC, KCC and regulatory authorities in Texas have approved the recovery of pension costs and postretirement benefits costs through rates for Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, respectively.  The costs recovered through rates are based on current funding requirements and the net periodic benefit cost for pension and postretirement costs.  Differences, if any, between the expense and the amount recovered through rates are reflected in earnings, net of authorized deferrals.

Our regulated entities historically have recovered pension and postretirement benefit costs through rates.  We believe it is probable that regulators will continue to include the net periodic pension and postretirement benefit costs in our regulated entities’ cost of service.  Accordingly, we have recorded a regulatory asset for the minimum liability associated with our regulated entities’ pension and postretirement benefit obligations that otherwise would have been recorded in accumulated other comprehensive income.

Obligations and Funded Status - The following tables set forth our pension and postretirement benefit plans benefit obligations and fair value of plan assets for the periods indicated.

	Pension Benefits			Postretirement Benefits
	December 31,			December 31,
	2010		2009	2010	2009
Change in Benefit Obligation	(Thousands of dollars)
Benefit obligation, beginning of period	$997,003		$887,563	$267,666	$278,765
Service cost	19,277		20,762	4,926	5,173
Interest cost	58,143		58,052	15,643	16,918
Plan participants' contributions	-		-	3,048	2,865
Actuarial (gain) loss	75,704		83,715	20,761	(22,765)
Benefits paid	(51,895)		(53,089)	(16,561)	(13,290)
Benefit obligation, end of period	1,098,232		997,003	295,483	267,666

Change in Plan Assets
Fair value of plan assets, beginning of period	748,686		601,891	92,360	77,687
Actual return on plan assets	110,473		122,757	12,677	5,736
Employer contributions	96,825	(a)	77,127	12,548	8,937
Benefits paid	(51,895)		(53,089)	-	-
Fair value of assets, end of period	904,089		748,686	117,585	92,360
Balance at December 31	$(194,143)		$(248,317)	$(177,898)	$(175,306)

Current liabilities	$(4,203)		$(3,396)	$-	$-
Non-current liabilities	(189,940)		(244,921)	(177,898)	(175,306)
Balance at December 31	$(194,143)		$(248,317)	$(177,898)	$(175,306)
(a) - Includes $57.0 million contributed for the 2011 plan year.

The accumulated benefit obligation for our pension plans was $1,041.5 million and $939.9 million at December 31, 2010 and 2009, respectively.

There are no plan assets expected to be withdrawn and returned to us in 2011.

Components of Net Periodic Benefit Cost - The following tables set forth the components of net periodic benefit cost for our pension and postretirement benefit plans for the periods indicated:

	Pension Benefits
	Years Ended December 31,
	2010	2009	2008
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$19,277	$20,762	$20,165
Interest cost	58,143	58,052	49,801
Expected return on assets	(73,651)	(66,034)	(61,268)
Amortization of unrecognized prior service cost	1,278	1,565	1,551
Amortization of net loss	27,555	17,322	9,548
Net periodic benefit cost	$32,602	$31,667	$19,797

	Postretirement Benefits
	Years Ended December 31,
	2010	2009	2008
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$4,926	$5,173	$5,675
Interest cost	15,643	16,918	17,899
Expected return on assets	(7,896)	(6,809)	(7,421)
Amortization of unrecognized net asset at adoption	3,189	3,189	3,189
Amortization of unrecognized prior service cost	(2,003)	(2,003)	(2,003)
Amortization of net loss	7,009	9,660	10,972
Net periodic benefit cost	$20,868	$26,128	$28,311

Other Comprehensive Income (Loss) - The following tables set forth the amounts recognized in other comprehensive income (loss) related to our pension benefits and postretirement benefits for the periods indicated:

	Pension Benefits
	Years Ended December 31,
	2010	2009	2008
	(Thousands of dollars)
Regulatory asset gain (loss)	$19,146	$(4,674)	$252,747
Net loss arising during the period	(43,055)	(30,340)	(343,274)
Amortization of regulatory asset	(18,359)	(11,465)	(11,465)
Amortization of prior service credit	1,278	1,565	1,941
Amortization of loss	27,555	17,322	11,935
Deferred income taxes	5,197	10,674	34,417
Total recognized in other comprehensive income (loss)	$(8,238)	$(16,918)	$(53,699)

	Postretirement Benefits
	Years Ended December 31,
	2010	2009	2008
	(Thousands of dollars)
Regulatory asset gain (loss)	$8,408	$(19,292)	$492
Net gain (loss) arising during the period	(15,980)	21,692	(1,531)
Amortization of regulatory asset	(6,759)	(9,400)	(12,911)
Amortization of transition obligation	3,189	3,189	3,986
Amortization of prior service cost	(2,003)	(2,003)	(2,504)
Amortization of loss	7,009	9,660	13,715
Deferred income taxes	2,373	(1,488)	(816)
Total recognized in other comprehensive income (loss)	$(3,763)	$2,358	$431

The table below sets forth the amounts in accumulated other comprehensive income (loss) that had not yet been recognized as components of net periodic benefit expense for the periods indicated:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2010	2009	2010	2009
	(Thousands of dollars)
Transition obligation	$-	$-	$(6,346)	$(9,535)
Prior service credit (cost)	(4,009)	(5,287)	4,377	6,381
Accumulated gain (loss)	(483,607)	(468,107)	(90,846)	(81,876)
Accumulated other comprehensive income (loss) before regulatory assets	(487,616)	(473,394)	(92,815)	(85,030)
Regulatory asset for regulated entities	316,527	315,743	58,577	56,927
Accumulated other comprehensive income (loss) after regulatory assets	(171,089)	(157,651)	(34,238)	(28,103)
Deferred income taxes	66,180	60,981	13,243	10,870
Accumulated other comprehensive income (loss), net of tax	$(104,909)	$(96,670)	$(20,995)	$(17,233)

The following table sets forth the amounts recognized in either accumulated comprehensive income (loss) or regulatory assets expected to be recognized as components of net periodic benefit expense in the next fiscal year:

	Pension	Postretirement
	Benefits	Benefits
Amounts to be recognized in 2011	(Thousands of dollars)
Transition obligation	$-	$3,189
Prior service credit (cost)	$1,018	$(2,003)
Net loss	$35,708	$8,123

Actuarial Assumptions - The following table sets forth the weighted-average assumptions used to determine benefit obligations for the periods indicated:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2010	2009	2010	2009
Discount rate	5.50%	6.00%	5.50%	6.00%
Compensation increase rate	3.3% - 3.9%	3.1% - 4.0%	3.3% - 3.9%	3.1% - 4.0%

The following table sets forth the weighted-average assumptions used to determine net periodic benefit costs for the periods indicated:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2010	2009	2010	2009
Discount rate	6.00%	6.25%	6.00%	6.25%
Expected long-term return on plan assets	8.50%	8.50%	8.50%	8.50%
Compensation increase rate	3.1% - 4.0%	4.3% - 4.8%	3.1% - 4.0%	4.3% - 4.8%

We determine our overall expected long-term rate of return on plan assets, based on our review of historical returns and economic growth models.

We determine our discount rates annually.  We estimate our discount rate based upon a comparison of the expected cash flows associated with our future payments under our pension and postretirement obligations to a hypothetical bond portfolio created using high-quality bonds that closely match expected cash flows.  Bond portfolios are developed by selecting a bond for each of the next 60 years based on the maturity dates of the bonds.  Bonds selected to be included in the portfolios are only those rated by Moody’s as AA- or better and exclude callable bonds, bonds with less than a minimum issue size, yield outliers and other filtering criteria to remove unsuitable bonds.

Health Care Cost Trend Rates - The following table sets forth the assumed health care cost trend rates for the periods indicated:

	2010	2009
Health care cost-trend rate assumed for next year	6.0% - 9.0%	5.0% - 9.0%
Rate to which the cost-trend rate is assumed
to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2020	2019

Assumed health care cost-trend rates have a significant effect on the amounts reported for our health care plans.  A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage	One Percentage
	Point Increase	Point Decrease
	(Thousands of dollars)
Effect on total of service and interest cost	$1,835	$(1,571)
Effect on postretirement benefit obligation	$22,556	$(19,445)

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

U.S. large-cap equities	37%
Aggregate bonds	24%
Developed foreign large-cap equities	10%
Alternative investments	8%
Mid-cap equities	6%
Emerging markets equities	5%
Small-cap equities	4%
High yield bonds	3%
Developed foreign bonds	2%
Emerging market bonds	1%
Total	100%

As part of our risk management for the plans, minimums and maximums have been set for each of the asset classes listed above.  All investment managers for the plan are subject to certain restrictions on the securities they purchase and, with the exception of indexing purposes, are prohibited from owning our stock.

The following tables set forth our pension benefits and postretirement benefits plan assets by category as of the measurement date:

	Pension Benefits
	December 31, 2010
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Equity securities (a):
Large-cap value	$163,701	$-	$-	$163,701
Large-cap growth	160,112	-	-	160,112
Mid-cap	58,364	-	-	58,364
Small-cap	65,891	-	-	65,891
International	140,156	-	-	140,156
Fixed income securities (b):
Corporate bonds	-	106,734	-	106,734
Insurance contracts	-	-	72,198	72,198
High yield corporate bonds	-	22,698	-	22,698
International bonds	26,439	-	-	26,439
Other types of investments (c)	86,734	-	1,062	87,796
Total assets	$701,397	$129,432	$73,260	$904,089
(a) - This category represents securities of the respective market sector from diverse industries.
(b) - This category represents bonds or insurance contracts from diverse industries.
(c) - This category is primarily money market funds, cash and other investments.

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
(c) - This category is primarily money market funds.

	Postretirement Benefits
	December 31, 2010
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Equity securities (a):
Large-cap value	$6,964	$-	$-	$6,964
Large-cap growth	2,816	-	-	2,816
Mid-cap	2,260	-	-	2,260
Small-cap	3,269	-	-	3,269
International	1,952	-	-	1,952
Fixed income securities (b):
Corporate bonds	12,149	-	-	12,149
Insurance contract (c)	-	75,561	-	75,561
Other types of investments (d)	12,614	-	-	12,614
Total assets	$42,024	$75,561	$-	$117,585
(a) - This category represents securities of the respective market sector from diverse industries.
(b) - This category represents mutual funds that invest in bonds from diverse industries.
(c) - This category represents an insurance contract with underlying investments that are primarily directed by us which include equity securities and bonds from diverse industries.
(d) - This category is primarily money market funds, cash and other investments.

	Postretirement Benefits
	December 31, 2009
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Equity securities (a):
Large-cap value	$3,636	$-	$-	$3,636
Large-cap growth	2,952	-	-	2,952
Mid-cap	1,806	-	-	1,806
Small-cap	1,705	-	-	1,705
International	1,699	-	-	1,699
Fixed income securities (b):
Corporate bonds	9,835	-	-	9,835
Insurance contract (c)	-	60,014	-	60,014
Other types of investments (d)	10,713	-	-	10,713
Total assets	$32,346	$60,014	$-	$92,360
(a) - This category represents securities of the respective market sector from diverse industries.
(b) - This category represents mutual funds that invest in bonds from diverse industries.
(c) - This category represents an insurance contract with underlying investments that are primarily directed by us which include equity securities and bonds from diverse industries.
(d) - This category is primarily money market funds.

The following tables set forth the reconciliation of Level 3 fair value measurements of our pension plan for the periods indicated:

	Pension Benefits
	December 31, 2010
	Insurance Contracts	Other Investments	Total
	(Thousands of dollars)
December 31, 2009	$76,079	$1,098	$77,177
Actual return on plan assets
held at the reporting date	(3,881)	(36)	(3,917)
December 31, 2010	$72,198	$1,062	$73,260

	Pension Benefits
	December 31, 2009
	Insurance Contracts	Other Investments	Total
	(Thousands of dollars)
December 31, 2008	$80,702	$1,881	$82,583
Actual return on plan assets
held at the reporting date	(4,623)	(783)	(5,406)
December 31, 2009	$76,079	$1,098	$77,177

Contributions - During 2010, we made contributions of $96.8 million and $12.5 million to our defined benefit pension plans and postretirement benefit plans, respectively.  These contributions to our defined benefit pension plans included $57.0 million of contributions attributable to the 2011 plan year.  We anticipate our total 2011 contributions will include an additional $4.3 million for our defined benefit pension plans and $13.9 million for our postretirement benefit plans.

Pension and Postretirement Benefit Payments - Benefit payments for our pension and postretirement benefit plans for the period ending December 31, 2010, were $51.9 million and $16.6 million, respectively.  The following table sets forth the pension benefits and postretirement benefit payments expected to be paid in 2011-2020:

	Pension Benefits	Postretirement Benefits
Benefits to be paid in:	(Thousands of dollars)
2011	$59,876	$15,220
2012	$61,508	$16,012
2013	$63,197	$16,965
2014	$65,060	$17,912
2015	$67,478	$19,012
2016 through 2020	$373,472	$109,689

The expected benefits to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2010, and include estimated future employee service.

Regulatory Recovery - Our Distribution segment recovers certain pension benefit plan and postretirement benefit plan costs through rates charged to utility customers.  In September 2009, the KCC authorized us to defer the difference between current GAAP pension and post-retirement expenses and the level of these expenses incorporated in base rates as either a regulatory asset or liability.  Amortization and recovery of the accumulated deferrals will begin with the effective date of our next rate change and will continue for a period not to exceed five years.  The impact from the KCC order was not material for the years ended December 31, 2010 or 2009.

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

Other Employee Benefit Plans

Thrift Plan - We have a Thrift Plan covering all full-time employees, and employee contributions are discretionary.  We match 100 percent of employee contributions up to 6 percent of each participant’s eligible compensation, subject to certain limits.  Our contributions made to the plan were $15.4 million, $14.7 million and $14.7 million in 2010, 2009 and 2008, respectively.

Profit-Sharing Plan - We have a profit-sharing plan for all nonbargaining unit employees hired after December 31, 2004, and employees covered by the IBEW collective bargaining agreement hired after June 30, 2010.  Nonbargaining unit employees who were employed prior to January 1, 2005, and employees covered by the IBEW collective bargaining agreement employed prior to July 1, 2010, were given a one-time opportunity to make an irrevocable election to participate in the profit-sharing plan and not accrue any additional benefits under our defined-benefit pension plan after December 31, 2004 and June 30, 2010, respectively.  We plan to make a contribution to the profit-sharing plan each quarter equal to 1 percent of each participant’s eligible compensation during the quarter.  Additional discretionary employer contributions may be made at the end of each year.  Employee contributions are not allowed under the plan.  Our contributions made to the plan were $4.7 million, $4.7 million and $3.2 million in 2010, 2009 and 2008, respectively.

Employee Deferred Compensation Plan - The ONEOK, Inc. 2005 Nonqualified Deferred Compensation Plan provides select employees, as approved by our Board of Directors, with the option to defer portions of their compensation and provides nonqualified deferred compensation benefits that are not available due to limitations on employer and employee contributions to qualified defined contribution plans under the federal tax laws.  Our contributions made to the plan were not material in 2010, 2009 and 2008.

M.           INCOME TAXES

The following table sets forth our provisions for income taxes for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
Current income taxes	(Thousands of dollars)
Federal	$58,895	$6,381	$18,833
State	12,636	2,227	10,047
Total current income taxes	71,531	8,608	28,880
Deferred income taxes
Federal	124,175	170,077	143,807
State	18,128	28,636	21,384
Total deferred income taxes	142,303	198,713	165,191
Total provision for income taxes	$213,834	$207,321	$194,071

The following table is a reconciliation of our income tax provision for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
	(Thousands of dollars)
Income before income taxes	$755,164	$698,525	$794,538
Less: Net income attributable to noncontrolling interest	206,698	185,753	288,558
Income attributable to ONEOK before income taxes	548,466	512,772	505,980
Federal statutory income tax rate	35%	35%	35%
Provision for federal income taxes	191,963	179,470	177,093
State income taxes, net of federal tax benefit	19,997	20,061	20,431
Other, net	1,874	7,790	(3,453)
Income tax provision	$213,834	$207,321	$194,071

The following table sets forth the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities for the periods indicated:

	December 31,	December 31,
	2010	2009
Deferred tax assets	(Thousands of dollars)
Employee benefits and other accrued liabilities	$89,489	$118,027
Net operating loss carryforward	-	2,559
Other comprehensive income	73,515	78,838
Other	25,710	31,813
Total deferred tax assets	188,714	231,237

Deferred tax liabilities
Excess of tax over book depreciation and depletion	519,679	464,788
Purchased gas adjustment	-	13,726
Investment in partnerships	729,682	664,377
Regulatory assets	157,756	159,540
Total deferred tax liabilities	1,407,117	1,302,431
Net deferred tax liabilities	$1,218,403	$1,071,194

We had income taxes receivable of approximately $45.7 million and $94.6 million at December 31, 2010 and 2009, respectively.

N.           UNCONSOLIDATED AFFILIATES

Overland Pass Pipeline Company - In September 2010, ONEOK Partners completed a transaction to sell a 49-percent ownership interest in Overland Pass Pipeline Company to Williams Partners, resulting in each joint-venture member now owning 50 percent of Overland Pass Pipeline Company.  In accordance with the joint-venture agreement, ONEOK Partners received approximately $423.7 million in cash at closing.  As a result of the transaction, ONEOK Partners no longer controls Overland Pass Pipeline Company and began accounting for the investment under the equity method of accounting in September 2010.  In connection with the deconsolidation of Overland Pass Pipeline Company, ONEOK Partners recognized approximately $16.3 million in gain on sale of assets, primarily attributable to the remeasurement of its retained investment in Overland Pass Pipeline Company to its fair value, and has recorded its retained investment of approximately $438 million in investments in unconsolidated affiliates.  The estimate of the fair value of ONEOK Partners’ retained interest in Overland Pass Pipeline Company was based upon the income and market valuation approaches.

In 2011, ONEOK Partners expects to make contributions of approximately $35 million to $40 million to Overland Pass Pipeline Company for additional pump stations and expansions of existing pump stations.

Northern Border Pipeline - The Northern Border Pipeline partnership agreement provides that distributions to Northern Border Pipeline’s partners are to be made on a pro rata basis according to each partner’s percentage interest.  The Northern Border Pipeline Management Committee determines the amount and timing of such distributions.  Any changes to, or suspension of, the cash distribution policy of Northern Border Pipeline requires the unanimous approval of the Northern Border Pipeline Management Committee.  Cash distributions are equal to 100 percent of distributable cash flow as determined from Northern Border Pipeline’s financial statements based upon EBITDA, less interest expense and maintenance capital expenditures.  Loans or other advances from Northern Border Pipeline to its partners or affiliates are prohibited under its credit agreement.  The Northern Border Pipeline Management Committee has adopted a cash distribution policy related to financial ratio targets and capital contributions.  The cash distribution policy defines minimum equity-to- total-capitalization ratios to be used by the Northern Border Pipeline Management Committee to establish the timing and amount of required capital contributions.  In addition, any shortfall due to the inability to refinance maturing debt will be funded by capital contributions.

Northern Border Pipeline anticipates requiring an additional equity contribution of approximately $100 million to $120 million from its partners in 2011, of which ONEOK Partners’ share will be approximately $50 million to $60 million based on its 50-percent equity interest.

Investments in Unconsolidated Affiliates - The following table sets forth our investments in unconsolidated affiliates for the periods indicated:

	Net Ownership Interest
		December 31,	December 31,
		2010	2009
		(Thousands of dollars)
Overland Pass Pipeline Company	50%	$443,392	$-
Northern Border Pipeline	50%	384,011	401,773
Fort Union Gas Gathering, L.L.C.	37%	115,148	111,675
Bighorn Gas Gathering, L.L.C.	49%	92,659	96,492
Lost Creek Gathering Company, L.L.C. (a)	35%	80,765	80,041
Other	Various	72,149	75,182
Investments in unconsolidated affiliates (b)		$1,188,124	$765,163
(a) - ONEOK Partners is entitled to receive an incentive allocation of earnings from third-party gathering services revenue recognized by Lost Creek Gathering Company, L.L.C.  As a result of the incentive, ONEOK Partners' share of Lost Creek Gathering Company, L.L.C.'s income exceeds its 35 percent ownership interest.

(b) - Equity method goodwill (Note A) was $185.6 million at December 31, 2010 and 2009.

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated.  All amounts in the table below are equity earnings from investments in our ONEOK Partners segment:

	Years Ended December 31,
	2010	2009	2008
	(Thousands of dollars)
Overland Pass Pipeline Company	$5,421	$-	$-
Northern Border Pipeline	68,124	41,300	65,912
Fort Union Gas Gathering, L.L.C.	14,367	14,533	14,172
Bighorn Gas Gathering, L.L.C.	5,495	7,807	8,195
Lost Creek Gathering Company, L.L.C.	4,391	4,872	5,365
Other	4,082	4,210	7,788
Equity earnings from investments	$101,880	$72,722	$101,432

Unconsolidated Affiliates Financial Information - The following tables set forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	December 31,	December 31,
	2010	2009
	(Thousands of dollars)
Balance Sheet
Current assets	$93,698	$84,910
Property, plant and equipment, net	$2,500,708	$1,717,825
Other noncurrent assets	$28,222	$28,675
Current liabilities	$74,969	$70,500
Long-term debt	$616,210	$653,937
Other noncurrent liabilities	$13,773	$12,144
Accumulated other comprehensive income (loss)	$(2,883)	$(3,054)
Owners' equity	$1,920,559	$1,097,883

	Years Ended December 31,
	2010	2009	2008
	(Thousands of dollars)
Income Statement (a)
Operating revenues	$440,826	$383,625	$415,552
Operating expenses	$189,437	$178,194	$179,380
Net income	$223,715	$164,002	$209,915

Distributions paid to us	$114,805	$109,807	$118,010
(a) - Overland Pass Pipeline Company was deconsolidated in September 2010; related summarized financial information is included for the last four months of 2010.

O.           ONEOK PARTNERS

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

In February 2010, ONEOK Partners completed an underwritten public offering of 5,500,900 common units, including the partial exercise by the underwriters of their over-allotment option, at a public offering price of $60.75 per common unit, generating net proceeds of approximately $322.7 million.  In conjunction with the offering, ONEOK Partners GP contributed $6.8 million in order to maintain its 2-percent general partner interest.  ONEOK Partners used the proceeds from the sale of common units and the general partner contribution to repay borrowings under the ONEOK Partners Credit Agreement and for general partnership purposes.

We account for the difference between the carrying amount of our investment in ONEOK Partners and the underlying book value arising from issuance of common units by ONEOK Partners as an equity transaction.  If ONEOK Partners issues common units at a price different than our carrying value per unit, we account for the premium or deficiency as an adjustment to paid-in capital.  As a result of ONEOK Partners’ issuance of common units at a premium to our carrying value per unit, we recognized an increase to paid-in capital of $50.7 million for the year ended December 31, 2010.

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

ONEOK Partners’ Class B limited partner units are entitled to receive increased quarterly distributions equal to 110 percent of the distributions paid with respect to its common units.  As the sole holder of the Class B limited partner units, we have waived our right to receive the increased quarterly distributions on the Class B units.  We retain the option to withdraw our waiver of increased distributions on Class B units at any time by giving ONEOK Partners no less than 90 days advance notice.   Any such withdrawal of the waiver will be effective with respect to any distribution on the Class B units declared or paid on or after the 90 days following delivery of the notice.

If ONEOK Partners’ common unitholders vote at any time to remove us as general partner, quarterly distributions payable on the Class B limited partner units would increase to 123.5 percent of the distributions payable with respect to the common units, and distributions payable upon liquidation of the Class B limited partner units would increase to 123.5 percent of the distributions payable with respect to the common units.

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

The following table shows ONEOK Partners’ general partner and incentive distributions declared for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
	(Thousands of dollars)
General partner distributions	$11,577	$10,228	$9,456
Incentive distributions	108,711	87,734	76,042
Total distributions to general partner	$120,288	$97,962	$85,498

In 2010, ONEOK Partners paid total quarterly distributions to its limited partners of $4.46 per unit.  In January 2011, ONEOK Partners declared a cash distribution of $1.14 per unit payable in the first quarter.  On February 14, 2011, we received the related incentive distribution of $28.6 million for the fourth quarter of 2010, which is included in the table above.

For the years ended December 31, 2010, 2009 and 2008, cash distributions paid by ONEOK Partners to us totaled $303.8 million, $278.2 million and $251.7 million, respectively.

Relationship - We consolidate ONEOK Partners in our consolidated financial statements; however, we are restricted from the assets and cash flows of ONEOK Partners except for our distributions.  Distributions are declared quarterly by ONEOK Partners’ general partner based on the terms of the ONEOK Partners partnership agreement.  See Note Q for more information on ONEOK Partners’ results.

Affiliate Transactions - We have certain transactions with ONEOK Partners and its subsidiaries, which comprise our ONEOK Partners segment.

ONEOK Partners sells natural gas from its natural gas gathering and processing operations to our Energy Services segment.  In addition, a portion of ONEOK Partners’ revenues from its natural gas pipelines business is from our Energy Services and Distribution segments, which contract with ONEOK Partners for natural gas transportation and storage services.  ONEOK

Partners also purchases natural gas from our Energy Services segment for its natural gas liquids and its natural gas gathering and processing operations.

ONEOK Partners has certain contractual rights to the Bushton Plant through a Processing and Services Agreement with us, which sets out the terms for processing and related services we provide at the Bushton Plant through 2012.  ONEOK Partners has contracted for all of the capacity of the Bushton Plant from us.  In exchange, ONEOK Partners pays us for all costs and expenses necessary for the operation and maintenance of the Bushton Plant and reimburses us for our obligations under equipment leases covering portions of the Bushton Plant.  The Bushton equipment leases will expire in 2012 unless, in the second quarter of 2011, we provide irrevocable notice of our intent to either renew the equipment leases at fair market rental value or purchase the original leased equipment (or any replacement parts) pursuant to the terms of the equipment leases.  The Processing and Services Agreement provides that ONEOK Partners will reimburse us for amounts incurred in connection with the foregoing option, if any.

We provide a variety of services to our affiliates, including cash management and financial services, legal and administrative services provided by our employees and management, insurance and office space leased in our headquarters building and other field locations.  Where costs are specifically incurred on behalf of an affiliate, the costs are billed directly to the affiliate by us.  In other situations, the costs may be allocated to the affiliates through a variety of methods, depending upon the nature of the expenses and the activities of the affiliates.  For example, a service that applies equally to all employees is allocated based upon the number of employees in each affiliate.  However, an expense benefiting the consolidated company but having no direct basis for allocation is allocated by the modified Distrigas method, a method using a combination of ratios that include gross plant and investment, operating income and payroll expense.  It is not practicable to determine what these general overhead costs would be on a stand-alone basis.

The following table shows ONEOK Partners’ transactions with us for the periods shown:

	Years Ended December 31,
	2010	2009	2008
	(Thousands of dollars)
Revenues	$457,740	$475,765	$744,886

Expenses
Cost of sales and fuel	$53,107	$46,824	$107,983
Administrative and general expenses	207,282	200,002	191,798
Total expenses	$260,389	$246,826	$299,781

P.           COMMITMENTS AND CONTINGENCIES

Commitments - Operating leases represent future minimum lease payments under non-cancelable equipment leases covering a portion of the Bushton Plant, office space, pipeline equipment, rights of way and vehicles.  Firm transportation and storage contracts are fixed-price contracts that provide us with firm transportation and storage capacity.  The following table sets forth our operating lease and firm transportation and storage contract payments for the periods presented:

ONEOK	Operating Leases	Firm Transportation and Storage Contracts	Total
	(Millions of dollars)
2011	$32.1	$133.8	$165.9
2012	$0.9	$126.1	$127.0
2013	$0.6	$91.6	$92.2
2014	$0.3	$73.1	$73.4
2015	$-	$47.8	$47.8

ONEOK Partners	Operating Leases	Firm Transportation and Storage Contracts	Total
	(Millions of dollars)
2011	$3.5	$6.5	$10.0
2012	$3.0	$6.8	$9.8
2013	$2.9	$6.7	$9.6
2014	$2.5	$6.3	$8.8
2015	$1.0	$6.1	$7.1

The amounts in the ONEOK table above include minimum lease payments relating to the equipment leases covering portions of the Bushton Plant totaling $30.6 million in 2011.  We acquired the lease in a business combination and recorded a liability for uneconomic lease terms.  The liability is accreted to rent expense in the amount of $13.0 million per year over the term of the lease; however, the cash outflow under the lease remains the same.  The amounts in the ONEOK Partners table above exclude intercompany payments relating to the lease of a gas processing plant.

Environmental Liabilities - We are subject to multiple historical and wildlife preservation laws and environmental regulations affecting many aspects of our present and future operations.  Regulated activities include those involving air emissions, stormwater and wastewater discharges, handling and disposal of solid and hazardous wastes, hazardous materials transportation, and pipeline and facility construction.  These laws and regulations require us to obtain and comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals.  Failure to comply with these laws, regulations, permits and licenses may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations.  If a leak or spill of hazardous substances or petroleum products occurs from lines or facilities that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including response, investigation and clean-up costs, which could materially affect our results of operations and cash flows.  In addition, emission controls required under the federal Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities.  We cannot assure that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us.  Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no material effects on earnings or cash flows during 2010, 2009 or 2008.

In May 2010, the EPA finalized the “Tailoring Rule” that will regulate greenhouse gas emissions at new or modified facilities that meet certain criteria.  Affected facilities will be required to review best available control technology, conduct air-quality analysis, impact analysis and public reviews with respect to such emissions.  The rule was phased in beginning January 2011 and, at current emission threshold levels, will have a minimal impact on our existing facilities.  The EPA has stated it will consider lowering the threshold levels over the next five years, which could increase the impact on our existing facilities; however, potential costs, fees or expenses associated with the potential adjustments are unknown.

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

Financial Markets Legislation - In July 2010, the Dodd-Frank Act was enacted, representing a far-reaching overhaul of the framework for regulation of United States financial markets.  Various regulatory agencies, including the SEC and the CFTC, have proposed regulations for implementation of many of the provisions of the Dodd-Frank Act and are currently seeking comments on the proposals.  We expect additional proposed regulations as the remaining provisions of the Dodd-Frank Act are implemented.  Until the final regulations are established, we are unable to ascertain how we may be affected.  Based on our assessment of the proposed regulations issued to date, we expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity and interest-rate risks; however, the costs of doing so may increase as a result of the new legislation.  We may also incur additional costs associated with our compliance with the new regulations and anticipated additional record-keeping, reporting and disclosure obligations.

Legal Proceedings - We are a party to various litigation matters and claims that have arisen in the normal course of our operations.  While the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or liquidity.

Q.           SEGMENTS

Segment Descriptions - Our operations are divided into three reportable business segments as follows: (i) our ONEOK Partners segment gathers, processes, transports, stores and sells natural gas and gathers, treats, fractionates, stores, distributes and markets NGLs; (ii) our Distribution segment, which includes our retail marketing operations, delivers natural gas to residential, commercial and industrial customers, and transports natural gas; and (iii) our Energy Services segment markets natural gas to wholesale customers.  Our Distribution segment is comprised primarily of regulated public utilities, and portions of our ONEOK Partners segment are also regulated.  Other and eliminations consists of the operating and leasing operations of our headquarters building and related parking facility and other amounts needed to reconcile our reportable segments to our consolidated financial statements.

In the first quarter of 2010, responsibility for our retail marketing business was transferred to our Distribution segment from our Energy Services segment.  As a result, we have revised our reportable segments to reflect this change in responsibility.  Prior-period amounts have been recast to reflect this transfer.

Accounting Policies - The accounting policies of the segments are the same as those described in Note A.  Intersegment sales are recorded on the same basis as sales to unaffiliated customers and are discussed in further detail in Note O.  Net margin is comprised of total revenues less cost of sales and fuel.  Cost of sales and fuel includes commodity purchases, fuel, and storage and transportation costs.

Customers - In 2010, 2009 and 2008, we had no single external customer from which we received 10 percent or more of our consolidated gross revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Year Ended December 31, 2010	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$8,218,160	$2,161,762	$2,647,460	$2,669	$13,030,051
Intersegment revenues	457,740	6,900	653,717	(1,118,357)	-
Total revenues	$8,675,900	$2,168,662	$3,301,177	$(1,115,688)	$13,030,051

Net margin	$1,144,853	$765,288	$159,739	$2,662	$2,072,542
Operating costs	403,476	407,774	28,384	193	839,827
Depreciation and amortization	173,708	131,061	694	1,854	307,317
Gain (loss) on sale of assets	18,632	(13)	-	-	18,619
Operating income	$586,301	$226,440	$130,661	$615	$944,017

Equity earnings from investments	$101,880	$-	$-	$-	$101,880
Investments in unconsolidated affiliates	$1,188,124	$-	$-	$-	$1,188,124
Total assets	$7,920,100	$3,237,196	$651,960	$689,919	$12,499,175
Noncontrolling interests in consolidated subsidiaries	$5,176	$-	$-	$1,467,042	$1,472,218
Capital expenditures	$352,714	$215,608	$488	$13,938	$582,748
(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment’s regulated operations had revenues of $612.2 million, net margin of $479.1 million and operating income of $250.9 million.

(b) - Our Distribution segment has regulated and non-regulated operations. Our Distribution segment's regulated operations had revenues of $1,817.4 million, net margin of $754.9 million and operating income of $225.1 million.

Year Ended December 31, 2009	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$5,998,726	$2,138,044	$2,971,902	$2,979	$11,111,651
Intersegment revenues	475,765	6,745	581,740	(1,064,250)	-
Total revenues	$6,474,491	$2,144,789	$3,553,642	$(1,061,271)	$11,111,651

Net margin	$1,119,297	$734,023	$159,647	$2,979	$2,015,946
Operating costs	411,227	390,287	35,542	65	837,121
Depreciation and amortization	164,136	122,662	540	1,653	288,991
Gain (loss) on sale of assets	2,668	486	-	1,652	4,806
Operating income	$546,602	$221,560	$123,565	$2,913	$894,640

Equity earnings from investments	$72,722	$-	$-	$-	$72,722
Investments in unconsolidated affiliates	$765,163	$-	$-	$-	$765,163
Total assets	$7,953,259	$3,122,222	$930,086	$822,116	$12,827,683
Noncontrolling interests in consolidated subsidiaries	$5,603	$-	$-	$1,232,665	$1,238,268
Capital expenditures	$615,691	$157,508	$105	$17,941	$791,245
(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment’s regulated operations had revenues of $555.9 million, net margin of $451.0 million and operating income of $200.3 million.

(b) - Our Distribution segment has regulated and non-regulated operations. Our Distribution segment's regulated operations had revenues of $1,838.9 million, net margin of $716.0 million and operating income of $209.8 million.

Year Ended December 31, 2008	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$6,975,320	$2,223,993	$6,954,917	$3,203	$16,157,433
Intersegment revenues	744,886	594,841	582,539	(1,922,266)	-
Total revenues	$7,720,206	$2,818,834	$7,537,456	$(1,919,063)	$16,157,433

Net margin	$1,140,659	$695,761	$95,927	$3,180	$1,935,527
Operating costs	371,797	381,378	29,543	(5,806)	776,912
Depreciation and amortization	124,765	116,869	834	1,459	243,927
Gain (loss) on sale of assets	713	(21)	1,500	124	2,316
Operating income	$644,810	$197,493	$67,050	$7,651	$917,004

Equity earnings from investments	$101,432	$-	$-	$-	$101,432
Investments in unconsolidated affiliates	$755,492	$-	$-	$-	$755,492
Total assets	$7,254,272	$3,145,529	$1,715,382	$1,010,879	$13,126,062
Noncontrolling interests in consolidated subsidiaries	$5,941	$-	$-	$1,073,428	$1,079,369
Capital expenditures	$1,253,853	$169,049	$62	$50,172	$1,473,136
(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment’s regulated operations had revenues of $434.5 million, net margin of $332.0 million and operating income of $156.8 million.

(b) - Our Distribution segment has regulated and non-regulated operations. Our Distribution segment's regulated operations had revenues of $2,175.7 million, net margin of $681.0 million and operating income of $188.8 million.

R.           QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
Year Ended December 31, 2010	Quarter	Quarter	Quarter	Quarter
	(Thousands of dollars except per share amounts)
Total revenues	$3,923,967	$2,807,131	$2,942,703	$3,356,250
Net margin	$619,319	$458,077	$451,370	$543,776
Operating income	$337,332	$178,713	$186,904	$241,068
Net income	$186,720	$86,374	$120,301	$147,935
Net income attributable to ONEOK	$154,539	$41,724	$55,295	$83,074
Earnings per share from continuing operations
Basic	$1.46	$0.39	$0.52	$0.78
Diluted	$1.44	$0.39	$0.51	$0.76

	First	Second	Third	Fourth
Year Ended December 31, 2009	Quarter	Quarter	Quarter	Quarter
	(Thousands of dollars except per share amounts)
Total revenues	$2,789,827	$2,227,627	$2,364,736	$3,729,461
Net margin	$551,411	$432,426	$451,854	$580,255
Operating income	$293,003	$154,804	$173,778	$273,055
Net income	$163,549	$81,350	$102,308	$143,997
Net income attributable to ONEOK	$122,285	$41,679	$48,042	$93,445
Earnings per share from continuing operations
Basic	$1.16	$0.40	$0.46	$0.88
Diluted	$1.16	$0.39	$0.45	$0.87

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report based on the evaluation of the controls and procedures required by Rule 13a-15(b) of the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Our internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein (Item 8).

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFROMATION

Not applicable.
PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

Information concerning our directors is set forth in our 2011 definitive Proxy Statement and is incorporated herein by this reference.

Executive Officers of the Registrant

Information concerning our executive officers is included in Part I, Item 1, Business, of this Annual Report.

Compliance with Section 16(a) of the Exchange Act

Information on compliance with Section 16(a) of the Exchange Act is set forth in our 2011 definitive Proxy Statement and is incorporated herein by this reference.

Code of Ethics

Information concerning the code of ethics, or code of business conduct, is set forth in our 2011 definitive Proxy Statement and is incorporated herein by this reference.

Nominating Committee Procedures

Information concerning the Nominating Committee procedures is set forth in our 2011 definitive Proxy Statement and is incorporated herein by this reference.

Audit Committee

Information concerning the Audit Committee is set forth in our 2011 definitive Proxy Statement and is incorporated herein by this reference.

Audit Committee Financial Experts

Information concerning the Audit Committee Financial Experts is set forth in our 2011 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information on executive compensation is set forth in our 2011 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Information concerning the ownership of certain beneficial owners is set forth in our 2011 definitive Proxy Statement and is incorporated herein by this reference.

Security Ownership of Management

Information on security ownership of directors and officers is set forth in our 2011 definitive Proxy Statement and is incorporated herein by this reference.

Equity Compensation Plan Information

The following table sets forth certain information concerning our equity compensation plans as of December 31, 2010:

			Number of Securities
			Remaining Available For
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of Outstanding	Outstanding Options,	Plans (Excluding
	Options, Warrants and Rights	Warrants and Rights	Securities in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by security holders (1)	1,989,621	$36.59	4,508,062
Equity compensation plans
not approved by security holders (2)	209,314	$53.20 (3)	503,602
Total	2,198,935	$38.17	5,011,664
(1) -
Includes shares granted under our Employee Stock Purchase Plan, and Employee Stock Award Program, and stock options, restricted stock incentive units and performance unit awards granted under our Long-Term Incentive Plan and Equity Compensation Plan.  For a brief description of the material features of these plans, see Note K of the Notes to Consolidated Financial Statements in this Annual Report.  Column (c) includes 571,794, 150,825, 1,837,470 and 1,947,973 shares available for future issuance under our Employee Stock Purchase Plan, Employee Stock Award Program, Long-Term Incentive Plan and Equity Compensation Plan, respectively.

(2) -
Includes our Employee Non-Qualified Deferred Compensation Plan, Deferred Compensation Plan for Non-Employee Directors and Stock Compensation Plan for Non-Employee Directors.  For a brief description of the material features of these plans, see Note K of the Notes to Consolidated Financial Statements in this Annual Report.

(3) -
Compensation deferred into our common stock under our Employee Non-Qualified Deferred Compensation Plan and Deferred Compensation Plan for Non-Employee Directors is distributed to participants at fair market value on the date of distribution.  The price used for these plans to calculate the weighted-average exercise price in the table is $55.47, which represents the year-end closing price of our common stock on the NYSE.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information on certain relationships and related transactions and director independence is set forth in our 2011 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning the principal accountant’s fees and services is set forth in our 2011 definitive Proxy Statement and is incorporated herein by this reference.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements		Page No.

(a)	Report of Independent Registered Public Accounting Firm	66

(b)	Consolidated Statements of Income for the years ended	67
	December 31, 2010, 2009 and 2008

(c)	Consolidated Balance Sheets as of December 31, 2010 and 2009	68-69

(d)	Consolidated Statements of Cash Flows for the years ended	71
	December 31, 2010, 2009 and 2008

(e)	Consolidated Statements of Shareholders’ Equity for the years	72-73
	ended December 31, 2010, 2009 and 2008

(f)	Consolidated Statements of Comprehensive Income for the years	74
	ended December 31, 2010, 2009 and 2008

(g)	Notes to Consolidated Financial Statements	75-116

(2)  Financial Statement Schedules

All schedules have been omitted because of the absence of conditions under which they are required.

(3)  Exhibits

3	Not used.

3.1	Not used.

3.2	Not used.

3.3	Not used.

3.4	Amended and Restated Bylaws of ONEOK, Inc. (incorporated by reference from Exhibit 99.1 to Form 8-K filed January 20, 2009).

3.5	Amended and Restated Certificate of Incorporation of ONEOK, Inc. dated May 15, 2008 (incorporated by reference from Exhibit 3.1 to Form 8-K filed May 19, 2008).

3.6	Certificate of Correction form dated November 5, 2008 (incorporated by reference from Exhibit 4.2 to Registration Statement on Form S-3 filed November 21, 2008).

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

4.5	First Supplemental Indenture dated September 24, 1998, between ONEOK, Inc. and Chase Bank of Texas (incorporated by reference from Exhibit 5(a) to Form 8-K/A filed October 2, 1998).

4.6	Second Supplemental Indenture dated September 25, 1998, between ONEOK, Inc. and Chase Bank of Texas (incorpated by reference from Exhibit 5(b) to Form 8-K/A filed October 2, 1998).

4.7	Not used.

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

4.13	Not used.

4.14	Second Supplemental Indenture, dated June 17, 2005, between ONEOK, Inc. and SunTrust Bank (incorporated by reference from Exhibit 4.1 to Form 8-K filed June 17, 2005).

4.15	Third Supplemental Indenture, dated June 17, 2005, between ONEOK, Inc. and SunTrust Bank (incorporated by reference from Exhibit 4.3 to Form 8-K filed June 17, 2005).

4.16	Not used.

4.17	Not used.

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

4.23
Fourth Supplemental Indenture, dated as of September 28, 2007, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 6.85 percent Senior Notes due 2037 (incorporated by reference to Exhibit 4.2 to ONEOK Partners, L.P.'s Form 8-K filed on September 28, 2007 (File No. 1-12202)).

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

4.27
Sixth Supplemental Indenture, dated January 26, 2011, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 3.250% Senior Notes due 2016 (the “2016 Notes”) (incorporated by reference from Exhibit 4.2 to Form 8-K for the filed January 26, 2011 (File No. 1-12202)).

4.28
Seventh Supplemental Indenture, dated January 26, 2011, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 6.125% Senior Notes due 2041(together with the 2016 Notes, the “Notes”) (incorporated by reference from Exhibit 4.3 to Form 8-K for the filed January 26, 2011 (File No. 1-12202)).

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

10.12	Not used.

10.13
Amended and Restated Limited Liability Company Agreement of Overland Pass Pipeline Company LLC entered into between ONEOK Overland Pass Holdings, L.L.C. and Williams Field Services Company, LLC dated May 31, 2006 (incorporated by reference to Exhibit 10.6 to ONEOK Partners, L.P.’s Form 10-Q for the period ended June 30, 2006, filed on August 4, 2006 (File No. 1-12202)).

10.14	Not used.

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

10.18
Underwriting Agreement dated February 2, 2010, among ONEOK Partners, L.P. and the underwriters named therein (incorporated by reference to Exhibit 1.1 to ONEOK Partners, L.P.'s report on Form 8-K filed on February 5, 2010.

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

10.23
Commercial Paper Dealer Agreement between ONEOK Partners, L.P. and Banc of America Securities LLC dated as of June 16, 2010 (incorporated by reference to Exhibit 10.2 to ONEOK Inc.’s Current Report on Form 8-K filed on June 22, 2010).

10.24
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

10.52	Not used.

10.53	Not used.

10.54	Form of Performance Unit Award Agreement dated January 15, 2009 (incorporated by reference from Exhibit 10.54 to Form 10-K for the fiscal year ended December 31, 2008, filed February 25, 2009).

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

10.57
Form of Restricted Unit Stock Bonus Award Agreement dated February 18, 2010 (incorporated by reference from Exhibit 10.57 to Form 10-K/A for the fiscal year ended December 31, 2009, filed October 12, 2010).

10.58	Form of Performance Unit Award Agreement dated February 18, 2010 (incorporated by reference from Exhibit 10.58 to Form 10-K/A for the fiscal year ended December 31, 2009, filed October 12, 2010).

10.59	Form of Restricted Unit Stock Bonus Award Agreement dated February 17, 2011.

10.60	Form of Performance Unit Award Agreement dated February 17, 2011.

12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2010, 2009, 2008, 2007 and 2006.

16	Not used.

21	Required information concerning the registrant’s subsidiaries.

23	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

23.1	Not used.

31.1	Certification of John W. Gibson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Curtis L. Dinan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John W. Gibson pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Curtis L. Dinan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this Annual Report are the following documents formatted in XBRL: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008; (iii) Consolidated Balance Sheets at December 31, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; (v) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008; (vi) Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2009 and 2008; and (vii) Notes to Consolidated Financial Statements.

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

In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.  We also make available on our Web site the Interactive Data Files submitted as Exhibit 101 to this Annual Report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: February 22, 2011                                                                                        By: /s/ Curtis L. Dinan
Curtis L. Dinan
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 22nd day of February 2011.

/s/ John W. Gibson	/s/ David L. Kyle
John W. Gibson	David L. Kyle
President and	Chairman of the
Chief Executive Officer	Board of Directors

/s/ Curtis L. Dinan	/s/ Derek S. Reiners
Curtis L. Dinan	Derek S. Reiners
Senior Vice President,	Senior Vice President and
Chief Financial Officer and Treasurer	Chief Accounting Officer

/s/ Julie H. Edwards	/s/ William L. Ford
Julie H. Edwards	William L. Ford
Director	Director

/s/ Bert H. Mackie	/s/ Jim W. Mogg
Bert H. Mackie	Jim W. Mogg
Director	Director

/s/ Gary D. Parker
Pattye L. Moore	Gary D. Parker
Director	Director

/s/ Eduardo A. Rodriguez	/s/ David J. Tippeconnic
Eduardo A. Rodriguez	David J. Tippeconnic
Director	Director

/s/ Gerald B. Smith	/s/ James C. Day
Gerald B. Smith	James C. Day
Director	Director