Form 10-Q
period 2011-05-04
ONEOK INC /NEW/
filed 2011-05-04
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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
Yes __ No X

On April 28, 2011, the Company had 107,120,130 shares of common stock outstanding.

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

INFORMATION AVAILABLE ON OUR WEBSITE

We make available on our website copies of our Annual Report, Quarterly Reports, Current Reports on Form 8-K, amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.  Our website and any contents thereof are not incorporated by reference into this report.

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

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2010
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
Btu(s)	British thermal units, a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit
Bushton Plant	Bushton Gas Processing Plant
CFTC	Commodities Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act Amendments of 1972, as amended
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
LDCs	Local distribution companies
LIBOR	London Interbank Offered Rate
MBbl	Thousand barrels
MBbl/d	Thousand barrels per day
Mcf	Thousand cubic feet
MDth/d	Thousand dekatherms per day
MMBbl	Million barrels
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf	Million cubic feet
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Policy Act	Natural Gas Policy Act of 1978, as amended
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NGL(s)	Natural gas liquid(s)
Northern Border Pipeline	Northern Border Pipeline Company
NYMEX	New York Mercantile Exchange
OCC	Oklahoma Corporation Commission
ONEOK	ONEOK, Inc.
ONEOK 2011 Credit Agreement	ONEOK's five-year, $1.2 billion revolving credit agreement dated April 5, 2011
ONEOK Credit Agreement	ONEOK's amended and restated $1.2 billion revolving credit agreement dated July 14, 2006
ONEOK Partners	ONEOK Partners, L.P.
ONEOK Partners Credit Agreement	ONEOK Partners’ $1.0 billion amended and restated revolving credit agreement dated March 30, 2007
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and the sole general partner of ONEOK Partners
OPIS	Oil Price Information Service
Overland Pass Pipeline Company	Overland Pass Pipeline Company LLC
Quarterly Report	Quarterly Report(s) on Form 10-Q
RRC	Railroad Commission of Texas

S&P	Standard & Poor’s Financial Services LLC
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(Unaudited)	2011	2010
	(Thousands of dollars, except per share amounts)

Revenues	$3,866,888	$3,923,967
Cost of sales and fuel	3,233,339	3,304,648
Net margin	633,549	619,319
Operating expenses
Operations and maintenance	194,606	180,272
Depreciation and amortization	79,391	77,856
General taxes	29,006	23,073
Total operating expenses	303,003	281,201
Loss on sale of assets	(510)	(786)
Operating income	330,036	337,332
Equity earnings from investments (Note J)	32,092	21,116
Allowance for equity funds used during construction	466	247
Other income	3,369	2,909
Other expense	(2,287)	(1,053)
Interest expense	(79,349)	(76,520)
Income before income taxes	284,327	284,031
Income taxes	(84,981)	(97,311)
Net income	199,346	186,720
Less: Net income attributable to noncontrolling interests	69,216	32,181
Net income attributable to ONEOK	$130,130	$154,539

Earnings per share of common stock (Note H)
Net earnings per share, basic	$1.22	$1.46
Net earnings per share, diluted	$1.19	$1.44

Average shares of common stock (thousands)
Basic	107,020	106,132
Diluted	109,179	107,410

Dividends declared per share of common stock	$0.52	$0.44
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
(Unaudited)	2011	2010
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$870,086	$31,034
Accounts receivable, net	1,280,125	1,332,726
Gas and natural gas liquids in storage	407,671	708,933
Commodity imbalances	74,762	94,854
Energy marketing and risk management assets (Notes B and C)	56,431	61,940
Other current assets	106,699	149,558
Total current assets	2,795,774	2,379,045

Property, plant and equipment
Property, plant and equipment	10,036,440	9,854,485
Accumulated depreciation and amortization	2,597,547	2,541,302
Net property, plant and equipment	7,438,893	7,313,183

Investments and other assets
Goodwill and intangible assets	1,020,977	1,022,894
Energy marketing and risk management assets (Notes B and C)	1,715	1,921
Investments in unconsolidated affiliates (Note J)	1,186,588	1,188,124
Other assets	595,649	594,008
Total investments and other assets	2,804,929	2,806,947
Total assets	$13,039,596	$12,499,175
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
(Unaudited)	2011	2010
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt	$418,242	$643,236
Notes payable (Note D)	-	556,855
Accounts payable	1,131,922	1,215,468
Commodity imbalances	250,310	288,494
Energy marketing and risk management liabilities (Notes B and C)	51,123	22,800
Other current liabilities	450,051	424,259
Total current liabilities	2,301,648	3,151,112

Long-term debt, excluding current maturities (Note E)	4,976,458	3,686,542

Deferred credits and other liabilities
Deferred income taxes	1,223,250	1,171,997
Energy marketing and risk management liabilities (Notes B and C)	6,154	2,221
Other deferred credits	575,068	566,462
Total deferred credits and other liabilities	1,804,472	1,740,680

Commitments and contingencies (Note L)

Equity (Note F)
ONEOK shareholders' equity:
Common stock, $0.01 par value:
authorized 300,000,000 shares; issued 122,847,421 shares and outstanding
107,105,747 shares at March 31, 2011; issued 122,815,636 shares and
outstanding 106,815,582 shares at December 31, 2010	1,228	1,228
Paid-in capital	1,384,287	1,392,671
Accumulated other comprehensive loss (Note G)	(135,137)	(108,802)
Retained earnings	1,901,279	1,826,800
Treasury stock, at cost: 15,741,674 shares at March 31, 2011 and
16,000,054 shares at December 31, 2010	(652,573)	(663,274)
Total ONEOK shareholders' equity	2,499,084	2,448,623

Noncontrolling interests in consolidated subsidiaries	1,457,934	1,472,218

Total equity	3,957,018	3,920,841
Total liabilities and equity	$13,039,596	$12,499,175
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS	Three Months Ended
	March 31,
(Unaudited)	2011	2010
	(Thousands of dollars)
Operating Activities
Net income	$199,346	$186,720
Depreciation and amortization	79,391	77,856
Allowance for equity funds used during construction	(466)	(247)
Loss on sale of assets	510	786
Equity earnings from investments	(32,092)	(21,116)
Distributions received from unconsolidated affiliates	27,607	21,998
Deferred income taxes	52,044	19,542
Share-based compensation expense	7,902	4,566
Other	(333)	(221)
Changes in assets and liabilities:
Accounts receivable	53,410	235,922
Gas and natural gas liquids in storage	301,262	177,305
Accounts payable	(77,843)	(268,987)
Commodity imbalances, net	(18,092)	(58,903)
Energy marketing and risk management assets and liabilities	(12,683)	24,522
Other assets and liabilities	67,818	158,974
Cash provided by operating activities	647,781	558,717
Investing Activities
Capital expenditures (less allowance for equity funds used during construction)	(194,679)	(68,273)
Contributions to unconsolidated affiliates	(250)	(197)
Distributions received from unconsolidated affiliates	4,904	1,531
Proceeds from sale of assets	540	563
Cash used in investing activities	(189,485)	(66,376)
Financing Activities
Borrowing (repayment) of notes payable, net	(556,855)	(571,870)
Issuance of debt, net of discounts	1,295,450	-
Long-term debt financing costs	(10,986)	-
Payment of debt	(228,137)	(3,333)
Repurchase of common stock	(48)	(5)
Issuance of common stock	5,024	4,663
Issuance of common units, net of discounts	-	322,721
Dividends paid	(55,651)	(46,701)
Distributions to noncontrolling interests	(68,041)	(59,782)
Cash provided by (used in) financing activities	380,756	(354,307)
Change in cash and cash equivalents	839,052	138,034
Cash and cash equivalents at beginning of period	31,034	29,399
Cash and cash equivalents at end of period	$870,086	$167,433
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ONEOK Shareholders' Equity
				Accumulated
	Common			Other
	Stock	Common	Paid-in	Comprehensive
(Unaudited)	Issued	Stock	Capital	Income (Loss)
	(Shares)	(Thousands of dollars)

December 31, 2010	122,815,636	$1,228	$1,392,671	$(108,802)
Net income	-	-	-	-
Other comprehensive income	-	-	-	(26,335)
Repurchase of common stock	-	-	-	-
Common stock issued	31,785	-	(8,384)	-
Common stock dividends -
$0.52 per share	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-
March 31, 2011	122,847,421	$1,228	$1,384,287	$(135,137)
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Continued)

	ONEOK Shareholders' Equity
			Noncontrolling
			Interests in
	Retained	Treasury	Consolidated	Total
(Unaudited)	Earnings	Stock	Subsidiaries	Equity
	(Thousands of dollars)

December 31, 2010	$1,826,800	$(663,274)	$1,472,218	$3,920,841
Net income	130,130	-	69,216	199,346
Other comprehensive income	-	-	(15,459)	(41,794)
Repurchase of common stock	-	(48)	-	(48)
Common stock issued	-	10,749	-	2,365
Common stock dividends -
$0.52 per share	(55,651)	-	-	(55,651)
Distributions to noncontrolling interests	-	-	(68,041)	(68,041)
March 31, 2011	$1,901,279	$(652,573)	$1,457,934	$3,957,018

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Unaudited)	2011	2010
	(Thousands of dollars)

Net income	$199,346	$186,720
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on energy marketing and risk management
assets/liabilities, net of tax of $1,415 and $(18,839), respectively	(16,888)	43,489
Realized gains in net income, net of tax of $12,235 and
$8,022, respectively	(20,116)	(10,058)
Unrealized holding losses on available-for-sale securities,
net of tax of $63 and $62, respectively	(99)	(97)
Change in pension and postretirement benefit plan liability, net of tax
of $2,947 and $2,533, respectively	(4,673)	(4,016)
Other, net of tax of $11 and $(11), respectively	(18)	18
Total other comprehensive income (loss), net of tax	(41,794)	29,336
Comprehensive income	157,552	216,056
Less: Comprehensive income attributable to noncontrolling interests	53,757	48,468
Comprehensive income attributable to ONEOK	$103,795	$167,588
See accompanying Notes to Consolidated Financial Statements.

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  The 2010 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements in our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for a 12-month period.

Our significant accounting policies are consistent with those disclosed in Note A of the Notes to Consolidated Financial Statements in our Annual Report.

Recently Issued Accounting Standards Update - In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires separate disclosure of purchases, sales, issuances and settlements in the reconciliation of our Level 3 fair value measurements.  We adopted this guidance with this Quarterly Report, and the impact was not material.  Other provisions of ASU 2010-06 were adopted in 2010.  See Note B for more discussion of our fair value measurements.

B.           FAIR VALUE MEASUREMENTS

Determining Fair Value - We define fair value as the price that would be received from the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date.  We use the market and income approaches to determine the fair value of our assets and liabilities and consider the markets in which the transactions are executed.  While many of the contracts in our portfolio are executed in liquid markets where price transparency exists, some contracts are executed in markets for which market prices may exist, but the market may be relatively inactive.  This results in limited price transparency that requires management’s judgment and assumptions to estimate fair values.  Inputs into our fair value estimates include commodity exchange prices, over-the-counter quotes, volatility, historical correlations of pricing data and LIBOR, and other liquid money market instrument rates.  We also utilize internally developed basis curves that incorporate observable and unobservable market data.  We validate our valuation inputs with third-party information and settlement prices from other sources, where available.  In addition, as prescribed by the income approach, we compute the fair value of our derivative portfolio by discounting the projected future cash flows from our derivative assets and liabilities to present value using interest-rate yields to calculate present-value discount factors derived from LIBOR, Eurodollar futures and interest-rate swaps.  We also take into consideration the potential impact on market prices of liquidating positions in an orderly manner over a reasonable period of time under current market conditions.  We consider current market data in evaluating counterparties’, as well as our own, nonperformance risk, net of collateral, by using specific and sector bond yields and also monitoring the credit default swap markets.  Although we use our best estimates to determine the fair value of the derivative contracts we have executed, the ultimate market prices realized could differ from our estimates, and the differences could be material.

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	March 31, 2011
	Level 1	Level 2	Level 3	Netting	Total
Assets	(Thousands of dollars)
Derivatives (a)
Commodity contracts
Financial contracts	$52,840	$1,246	$144,725	$-	$198,811
Physical contracts	-	8,793	11,974	-	20,767
Netting	-	-	-	(161,432)	(161,432)
Total derivatives	52,840	10,039	156,699	(161,432)	58,146
Trading securities (b)	7,115	-	-	-	7,115
Available-for-sale investment securities (c)	2,412	-	-	-	2,412
Total assets	$62,367	$10,039	$156,699	$(161,432)	$67,673

Liabilities
Derivatives (a)
Commodity contracts
Financial contracts	$(55,570)	$(15,912)	$(121,996)	$-	$(193,478)
Physical contracts	-	(3,600)	(4,088)	-	(7,688)
Netting	-	-	-	143,889	143,889
Total derivatives	(55,570)	(19,512)	(126,084)	143,889	(57,277)
Fair value of firm commitments (d)	-	-	(28,991)	-	(28,991)
Total liabilities	$(55,570)	$(19,512)	$(155,075)	$143,889	$(86,268)
(a) - Included in our Consolidated Balance Sheets as energy marketing and risk management assets and liabilities on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At March 31, 2011, we held $17.5 million of cash collateral.

(b) - Included in our Consolidated Balance Sheets as other current assets.
(c) - Included in our Consolidated Balance Sheets as other assets.
(d) - Included in our Consolidated Balance Sheets as other current liabilities and other deferred credits.

	December 31, 2010
	Level 1	Level 2	Level 3	Netting	Total
Assets	(Thousands of dollars)
Derivatives (a)
Commodity contracts
Financial contracts	$127,789	$1,755	$152,639	$-	$282,183
Physical contracts	-	13,185	20,391	-	33,576
Netting	-	-	-	(251,898)	(251,898)
Total derivatives	127,789	14,940	173,030	(251,898)	63,861
Trading securities (b)	7,591	-	-	-	7,591
Available-for-sale investment securities (c)	2,574	-	-	-	2,574
Total assets	$137,954	$14,940	$173,030	$(251,898)	$74,026

Liabilities
Derivatives (a)
Commodity contracts
Financial contracts	$(64,768)	$(3,241)	$(119,430)	$-	$(187,439)
Physical contracts	-	(3,763)	(4,334)	-	(8,097)
Netting	-	-	-	170,515	170,515
Total derivatives	(64,768)	(7,004)	(123,764)	170,515	(25,021)
Fair value of firm commitments (d)	-	-	(29,536)	-	(29,536)
Total liabilities	$(64,768)	$(7,004)	$(153,300)	$170,515	$(54,557)
(a) - Included in our Consolidated Balance Sheets as energy marketing and risk management assets and liabilities on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At December 31, 2010, we held $82.5 million of cash collateral and had posted $1.1 million of cash collateral with various counterparties.

(b) - Included in our Consolidated Balance Sheets as other current assets.
(c) - Included in our Consolidated Balance Sheets as other assets.
(d) - Included in our Consolidated Balance Sheets as other current liabilities and other deferred credits.

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

Our Level 3 inputs include internally developed basis curves incorporating observable and unobservable market data, NGL price curves from a pricing service, historical correlations of NGL product prices to published NYMEX crude oil prices, market volatilities derived from the most recent NYMEX close spot prices and forward LIBOR curves, and adjustments for the credit risk of our counterparties.  We corroborate the data on which our fair value estimates are based using our market knowledge of recent transactions, analysis of historical correlations and validation with independent broker quotes or a pricing service.  The derivatives categorized as Level 3 include natural gas basis swaps, swing swaps, options, other commodity swaps and physical forward contracts.  Also included in Level 3 are the fair values of firm commitments.  We do not believe that our Level 3 fair value estimates have a material impact on our results of operations, as the majority of our derivatives are accounted for as hedges for which ineffectiveness is not material.

The following tables set forth the reconciliation of our Level 3 fair value measurements for the periods indicated:

	Derivative Assets (Liabilities)	Fair Value of Firm Commitments	Total
	(Thousands of dollars)
January 1, 2011	$49,266	$(29,536)	$19,730
Total realized/unrealized gains (losses):
Included in earnings (a)	(7,696)	545	(7,151)
Included in other comprehensive income (loss)	(9,855)	-	(9,855)
Transfers into Level 3	6	-	6
Transfers out of Level 3	(1,106)	-	(1,106)
March 31, 2011	$30,615	$(28,991)	$1,624

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of March 31, 2011 (a)	$2,878	$(4,191)	$(1,313)
(a) - Reported in revenues and cost of sales and fuel in our Consolidated Statements of Income.

	Derivative Assets (Liabilities)	Fair Value of Firm Commitments	Total
	(Thousands of dollars)
January 1, 2010	$136,694	$(134,620)	$2,074
Total realized/unrealized gains (losses):
Included in earnings (a)	(4,496)	23,023	18,527
Included in other comprehensive income (loss)	13,222	-	13,222
Transfers into Level 3	1,468	-	1,468
Transfers out of Level 3	685	-	685
March 31, 2010	$147,573	$(111,597)	$35,976

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of March 31, 2010 (a)	$18,458	$(7,046)	$11,412
(a) - Reported in revenues and cost of sales and fuel in our Consolidated Statements of Income.

Realized/unrealized gains (losses) include the realization of our derivative contracts through maturity and changes in fair value of our hedged firm commitments.  We recognize transfers into and out of Level 3 as of the end of each reporting period.  Transfers into Level 3 represent existing assets or liabilities that were previously categorized at a higher level for which the unobservable inputs became a more significant portion of the fair value estimates.  Transfers out of Level 3 represent existing assets and liabilities that were classified previously as Level 3 for which the observable inputs became a more significant portion of the fair value estimates.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable, accounts payable and notes payable is equal to book value, due to the short-term nature of these items.

The estimated fair value of long-term debt, including current maturities, was $5.7 billion at March 31, 2011, and $4.7 billion at December 31, 2010.  The book value of long-term debt, including current maturities, was $5.4 billion and $4.3 billion at March 31, 2011, and December 31, 2010, respectively.  The estimated fair value of long-term debt has been determined using quoted market prices of ONEOK’s and ONEOK Partners’ senior notes or similar issues with similar terms and maturities.

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

We are also subject to fluctuation in interest rates.  We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps.  Interest-rate swaps are agreements to exchange an interest payment at some future point based on the differential between two interest rates.  At March 31, 2011, and December 31, 2010, we did not have any interest-rate swap agreements.

Accounting Treatment

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

Fair Values of Derivative Instruments - The following table sets forth the fair values of our derivative instruments for the periods indicated:

	March 31, 2011		December 31, 2010
	Fair Values of Derivatives (a)		Fair Values of Derivatives (a)
	Assets	(Liabilities)	Assets		(Liabilities)
	(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	$57,740	$(43,467)	$136,040	(b)	$(23,843)
Physical contracts	29	(278)	-		(883)
Total derivatives designated as hedging instruments	57,769	(43,745)	136,040		(24,726)
Derivatives not designated as hedging instruments
Commodity contracts
Non-trading instruments
Financial contracts	119,994	(131,303)	125,503		(144,940)
Physical contracts	20,738	(7,410)	33,576		(7,214)
Trading instruments
Financial contracts	21,077	(18,708)	20,640		(18,656)
Total derivatives not designated as hedging instruments	161,809	(157,421)	179,719		(170,810)
Total derivatives	$219,578	$(201,166)	$315,759		$(195,536)
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

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		March 31, 2011		December 31, 2010
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Exchange futures	1.1	(6.2)	0.4	(7.6)
	Swaps	1.7	(34.4)	3.0	(69.9)
- Crude oil and NGLs (MMBbl)	Swaps	-	(3.1)	-	(1.5)
Basis
- Natural gas (Bcf)	Forwards and swaps	2.5	(29.6)	2.8	(64.9)
Fair value hedges
Basis
- Natural gas (Bcf)	Forwards and swaps	124.6	(124.6)	141.1	(141.1)

Derivatives not designated as hedging instruments:
Fixed price
- Natural gas (Bcf)	Exchange futures	22.4	(14.7)	34.6	(20.6)
	Forwards and swaps	87.8	(110.6)	73.6	(100.3)
	Options	166.9	(122.0)	81.0	(74.3)
- Crude and NGLs (MMBbl)	Forwards and swaps	0.3	(0.3)	0.6	(0.6)
Basis
- Natural gas (Bcf)	Forwards and swaps	354.4	(382.9)	411.5	(419.7)
Index
- Natural gas (Bcf)	Forwards and swaps	44.1	(7.8)	33.6	(6.1)

These notional amounts are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and consequently do not reflect our actual exposure to market or credit risk.

Cash Flow Hedges - Our Energy Services and ONEOK Partners segments use derivative instruments to hedge the cash flows associated with anticipated purchases and sales of natural gas, NGLs and condensate and cost of fuel used in the transportation of natural gas.  Accumulated other comprehensive income (loss) at March 31, 2011, includes losses of approximately $3.8 million, net of tax, related to these hedges that will be recognized within the next 21 months as the forecasted transactions affect earnings.  If prices remain at current levels, we will recognize $2.4 million in net losses over the next 12 months, and we will recognize net losses of $1.4 million thereafter.

For the three months ended March 31, 2010, cost of sales and fuel in our Consolidated Statements of Income includes $11.3 million, reflecting an adjustment to natural gas inventory at the lower of cost or market value.  We reclassified this amount of deferred gains, before income taxes, on associated cash flow hedges from accumulated other comprehensive income (loss) into earnings in 2010.  For the three months ended March 31, 2011, we did not have an adjustment to natural gas in inventory at the lower of cost or market.

The following table sets forth the effect of cash flow hedges on our Consolidated Statements of Income for the periods indicated:

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Effective Portion)	Three Months Ended
Derivatives in Cash Flow		March 31,
Hedging Relationships		2011	2010
		(Thousands of dollars)
Commodity contracts	Revenues	$33,387	$29,956
Commodity contracts	Cost of sales and fuel	(828)	(12,097)
Interest rate contracts	Interest expense	(208)	221
Total gain (loss) reclassified from accumulated other comprehensive income
(loss) into net income on derivatives (effective portion)		$32,351	$18,080

Ineffectiveness related to our cash flow hedges was not material for the three months ended March 31, 2011 and 2010.  In the event that it becomes probable that a forecasted transaction will not occur, we will discontinue cash flow hedge treatment, which will affect earnings.  For the three months ended March 31, 2011 and 2010, there were no gains or losses due to the discontinuance of cash flow hedge treatment since the underlying transactions were no longer probable.

Other Derivative Instruments - The following table sets forth the effect of our derivative instruments that are not part of a hedging relationship on our Consolidated Statements of Income for the period indicated:

		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss)	March 31,
		2011	2010
		(Thousands of dollars)
Commodity contracts - trading	Revenues	$406	$2,028
Commodity contracts - non-trading (a)	Cost of sales and fuel	2,548	(41)
Foreign exchange contracts	Revenues	-	59
Total gain recognized in income on derivatives		$2,954	$2,046
(a) - Amounts are presented net of deferred losses associated with derivatives entered into by our Distribution segment.

Our Distribution segment did not hold any derivative instruments at March 31, 2011, and held natural gas call options with premiums totaling $16.7 million at December 31, 2010.  The premiums are recorded in other current assets as these contracts are included in, and recoverable through, the monthly purchased-gas cost mechanism.  For the three months ended March 31, 2011 and 2010, we recognized $1.3 million and $3.9 million, respectively, of losses associated with the decline in value and expiration of option contracts, which were deferred as part of our unrecognized purchased gas costs.

Fair Value Hedges - In prior years, we terminated various interest-rate swap agreements.  The net savings from the termination of these swaps is being recognized in interest expense over the terms of the debt instruments originally hedged.  Interest expense savings from the amortization of terminated swaps for the three months ended March 31, 2011 and 2010, were $2.5 million in each period.

Our Energy Services segment uses basis swaps to hedge the fair value of location price differentials related to certain firm transportation commitments.  Cost of sales and fuel in our Consolidated Statements of Income include gains of $5.4 million and $10.8 million for the three months ended March 31, 2011 and 2010, respectively, related to the change in fair value of derivatives designated as fair value hedges.  This includes gains of $0.4 million and $1.3 million for the three months ended

March 31, 2011 and 2010, respectively, related to the ineffectiveness of these hedges.  Revenues include losses of $5.0 million and $9.6 million for the three months ended March 31, 2011 and 2010, respectively, to recognize the change in fair value of the related hedged firm commitments.

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

Some of our derivative instruments contain provisions that require us to maintain an investment-grade credit rating from S&P and/or Moody’s.  If our credit ratings on senior unsecured long-term debt were to decline below investment grade, we would be in violation of these provisions, and the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions.  The aggregate fair value of all financial derivative instruments with contingent features related to credit risk that were in a net liability position as of March 31, 2011, was $25.7 million.  If the contingent features underlying these agreements were triggered on March 31, 2011, we would have been required to post the entire $25.7 million of collateral to our counterparties.

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

The following tables set forth the net credit exposure from our derivative assets for the periods indicated:

	March 31, 2011
	Investment	Non-investment	Not
	Grade	Grade	Rated	Total
Counterparty sector	(Thousands of dollars)
Gas and electric utilities	$13,713	$1,319	$117	$15,149
Oil and gas	16,341	-	240	16,581
Industrial	-	-	2,704	2,704
Financial	23,710	-	-	23,710
Other	-	-	2	2
Total	$53,764	$1,319	$3,063	$58,146

	December 31, 2010
	Investment	Non-investment	Not
	Grade	Grade	Rated	Total
Counterparty sector	(Thousands of dollars)
Gas and electric utilities	$33,847	$1,240	$678	$35,765
Oil and gas	8,995	35	2,091	11,121
Industrial	18	-	7,682	7,700
Financial	9,254	-	-	9,254
Other	-	-	21	21
Total	$52,114	$1,275	$10,472	$63,861

D.           CREDIT FACILITIES AND SHORT-TERM NOTES PAYABLE

ONEOK 2011 Credit Agreement - On April 5, 2011, ONEOK entered into the ONEOK 2011 Credit Agreement, which replaced the ONEOK Credit Agreement.  Under the ONEOK 2011 Credit Agreement, which is scheduled to expire in April 2016, ONEOK is required to comply with certain financial, operational and legal covenants.  Among other things, these requirements include:
•	a limitation on ONEOK’s stand-alone debt-to-capital ratio, which may not exceed 67.5 percent at the end of any calendar quarter;
•	limitations on the ratio of indebtedness secured by liens and indebtedness of subsidiaries to consolidated net tangible assets;
•	a requirement that ONEOK maintains the power to control the management and policies of ONEOK Partners; and
•	a limit on new investments in master limited partnerships.

The ONEOK 2011 Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, investments, fundamental changes in the nature of ONEOK’s businesses, transactions with affiliates, the use of proceeds and a covenant that limits ONEOK’s ability to restrict its subsidiaries’ ability to pay dividends.  Under the terms of the ONEOK 2011 Credit Agreement, ONEOK may request an increase in the size of the facility to an aggregate of $1.7 billion by either commitments from new lenders or increased commitments from existing lenders.

The debt covenant calculations in the ONEOK 2011 Credit Agreement exclude the debt of ONEOK Partners.  Upon breach of certain covenants by ONEOK, amounts outstanding under the ONEOK 2011 Credit Agreement may become due and payable immediately.

Under the ONEOK Credit Agreement, ONEOK’s stand-alone debt-to-capital ratio may not exceed 67.5 percent at the end of any calendar quarter.  At March 31, 2011, ONEOK’s stand-alone debt-to-capital ratio, as defined by the ONEOK Credit Agreement, was 36.7 percent, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement.

At March 31, 2011, ONEOK had no commercial paper outstanding and $2.0 million in letters of credit issued under the ONEOK Credit Agreement, leaving approximately $1.2 billion of credit available under the ONEOK Credit Agreement.

ONEOK Partners Credit Agreement - Under the ONEOK Partners Credit Agreement, which expires March 2012, ONEOK Partners is required to comply with certain financial, operational and legal covenants.  Among other things, these requirements include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners Credit Agreement, adjusted for all non-cash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5 to 1.  If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the three calendar quarters following the acquisitions.  Upon breach of certain covenants by ONEOK Partners in its credit agreement, amounts outstanding under the ONEOK Partners Credit Agreement may become due and payable immediately.  At March 31, 2011, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 4.17 to 1, and ONEOK Partners was in compliance with all covenants under the ONEOK Partners Credit Agreement.

A portion of the proceeds from ONEOK Partners’ January 2011 debt issuance, as discussed in Note E, was used to repay the outstanding balance of its commercial paper.  At March 31, 2011, ONEOK Partners had no commercial paper outstanding and no borrowings outstanding under the ONEOK Partners Credit Agreement.  As a result of ONEOK Partners’ January 2011 debt issuance, its available borrowings are limited by the ratio of indebtedness to adjusted EBITDA covenant under the ONEOK Partners Credit Agreement; however, ONEOK Partners had approximately $617.4 million of cash at March 31, 2011, and $772.0 million of available borrowings to meet its liquidity needs.

At March 31, 2011, ONEOK Partners had no letters of credit issued outside of the ONEOK Partners Credit Agreement.  Borrowings under the ONEOK Partners Credit Agreement are nonrecourse to ONEOK.

Neither ONEOK nor ONEOK Partners guarantees the debt or other similar commitments to unaffiliated parties, and ONEOK does not guarantee the debt or other similar commitments of ONEOK Partners.

E.           LONG-TERM DEBT

In January 2011, ONEOK Partners completed an underwritten public offering of $1.3 billion of senior notes, consisting of $650 million of 3.25-percent senior notes due 2016 and $650 million of 6.125-percent senior notes due 2041.  The net proceeds from the offering of approximately $1.28 billion were used to repay amounts outstanding under ONEOK Partners’ commercial paper program, to repay the $225 million of ONEOK Partners’ senior notes that matured in March 2011 and for general partnership purposes, including capital expenditures.

These notes are governed by an indenture, dated as of September 25, 2006, between ONEOK Partners and Wells Fargo Bank, N.A., the trustee, as supplemented.  The indenture does not limit the aggregate principal amount of debt securities that may be issued and provides that debt securities may be issued from time to time in one or more additional series. The indenture contains covenants including, among other provisions, limitations on ONEOK Partners’ ability to place liens on its property or assets and to sell and lease back its property.  The indenture includes an event of default upon acceleration of other indebtedness of $100 million or more.  Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of any of ONEOK Partners’ outstanding senior notes to declare those notes immediately due and payable in full.

ONEOK Partners may redeem its 3.25-percent senior notes due 2016 and its 6.125-percent senior notes due 2041 at par starting one month and six months, respectively, before their maturities.  Prior to these dates, ONEOK Partners may redeem these notes, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium.  The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date.  The senior notes are senior unsecured obligations, ranking equally in right of payment with all of ONEOK Partners’ existing and future unsecured senior indebtedness, and structurally subordinate to any of the existing and future debt and other liabilities of any non-guarantor subsidiaries.

In April 2011, ONEOK repaid $400 million of maturing senior notes with available cash and short-term borrowings.

F.           EQUITY

The following tables set forth the changes in equity attributable to us and our noncontrolling interests, including other comprehensive income, net of tax, for the periods indicated:

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
	ONEOK Shareholders' Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity	ONEOK Shareholders' Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
Beginning balance	$2,448,623	$1,472,218	$3,920,841	$2,207,194	$1,238,268	$3,445,462
Net income	130,130	69,216	199,346	154,539	32,181	186,720
Other comprehensive income	(26,335)	(15,459)	(41,794)	13,049	16,287	29,336
Repurchase of common stock	(48)	-	(48)	(5)	-	(5)
Common stock issued	2,365	-	2,365	1,890	-	1,890
Common stock dividends	(55,651)	-	(55,651)	(46,701)	-	(46,701)
Issuance of common units of ONEOK Partners	-	-	-	50,731	271,990	322,721
Distributions to noncontrolling interests	-	(68,041)	(68,041)	-	(59,782)	(59,782)
Ending balance	$2,499,084	$1,457,934	$3,957,018	$2,380,697	$1,498,944	$3,879,641

Dividends - Fourth-quarter 2010 and first-quarter 2011 dividends paid on our common stock to shareholders of record at the close of business on January 31, 2011, and April 29, 2011, respectively, were $0.52 per share for each period.

See Note K for a discussion of ONEOK Partners’ distributions to noncontrolling interests.

G.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the balance of accumulated other comprehensive income (loss) for the periods indicated:

	Unrealized Gains (Losses) on Energy Marketing and Risk Management Assets/Liabilities	Unrealized Holding Gains (Losses) on Investment Securities	Pension and Postretirement Benefit Plan Obligations	Accumulated Other Comprehensive Income (Loss)
	(Thousands of dollars)
December 31, 2010	$15,731	$1,371	$(125,904)	$(108,802)
Other comprehensive income (loss) attributable to ONEOK	(21,563)	(99)	(4,673)	(26,335)
March 31, 2011	$(5,832)	$1,272	$(130,577)	$(135,137)

H.           EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended March 31, 2011
			Per Share
	Income	Shares	Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Net income attributable to ONEOK available for common stock	$130,130	107,020	$1.22
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	2,159
Net income attributable to ONEOK available for common stock
and common stock equivalents	$130,130	109,179	$1.19

	Three Months Ended March 31, 2010
			Per Share
	Income	Shares	Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Net income attributable to ONEOK available for common stock	$154,539	106,132	$1.46
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	1,278
Net income attributable to ONEOK available for common stock
and common stock equivalents	$154,539	107,410	$1.44

There were no option shares excluded from the calculation of diluted EPS for the three months ended March 31, 2011 and 2010.

I.           EMPLOYEE BENEFIT PLANS

The following table sets forth the components of net periodic benefit cost for our pension and postretirement benefit plans for the periods indicated:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$5,003	$4,819	$1,260	$1,231
Interest cost	14,689	14,536	3,958	3,911
Expected return on assets	(18,875)	(18,413)	(2,568)	(1,974)
Amortization of unrecognized net asset at adoption	-	-	797	797
Amortization of unrecognized prior service cost	254	320	(501)	(501)
Amortization of net loss	8,928	6,889	2,031	1,752
Net periodic benefit cost	$9,999	$8,151	$4,977	$5,216

J.           UNCONSOLIDATED AFFILIATES

Northern Border Pipeline - Northern Border Pipeline anticipates requiring additional equity contributions of approximately $100 million to $120 million from its partners in 2011, of which ONEOK Partners’ share will be approximately $50 million to $60 million based on its 50-percent equity interest.

Overland Pass Pipeline Company - In 2011 and 2012, ONEOK Partners expects to make contributions totaling approximately $35 million to $40 million to Overland Pass Pipeline Company to install additional pump stations and to expand existing pump stations.

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated.  All amounts in the table below are equity earnings from investments in our ONEOK Partners segment:

	Three Months Ended
	March 31,
	2011	2010
	(Thousands of dollars)
Northern Border Pipeline	$20,852	$14,846
Overland Pass Pipeline Company	4,376	-
Fort Union Gas Gathering, L.L.C.	2,965	3,558
Bighorn Gas Gathering, L.L.C.	1,493	237
Lost Creek Gathering Company, L.L.C.	417	1,402
Other	1,989	1,073
Equity earnings from investments	$32,092	$21,116

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
	(Thousands of dollars)
Income Statement (a)
Operating revenues	$123,301	$99,231
Operating expenses	$54,236	$44,715
Net income	$63,165	$46,911

Distributions paid to us	$32,511	$23,529
(a) - Financial information for 2011 is not directly comparable with 2010 due to the deconsolidation of Overland Pass Pipeline Company in September 2010.

K.           ONEOK PARTNERS

Ownership Interest in ONEOK Partners - Our ownership interest in ONEOK Partners is shown in the table below as of March 31, 2011, and December 31, 2010:

General partner interest	2.0%
Limited partner interest (a)	40.8%
Total ownership interest	42.8%
(a) - Represents 5.9 million common units and approximately 36.5 million Class B units, which are convertible, at our option, into common units.

Cash Distributions - We receive distributions from ONEOK Partners on our common and Class B units and our 2-percent general partner interest, which includes our incentive distribution rights.  The following table shows ONEOK Partners’ distributions paid in the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
	(Thousands, except per unit amounts)
Distribution per unit	$1.14	$1.10

General partner distributions	$2,956	$2,642
Incentive distributions	28,645	23,397
Distributions to general partner	31,601	26,039
Limited partner distributions to ONEOK	48,329	46,634
Limited partner distributions to noncontrolling interest	67,846	59,413
Total distributions paid	$147,776	$132,086

The following table shows ONEOK Partners’ distributions declared for the periods indicated and paid within 45 days of the end of the period:

	Three Months Ended
	March 31,
	2011	2010
	(Thousands, except per unit amounts)
Distribution per unit	$1.15	$1.11

General partner distributions	$2,996	$2,833
Incentive distributions	29,624	25,710
Distributions to general partner	32,620	28,543
Limited partner distributions to ONEOK	48,753	47,057
Limited partner distributions to noncontrolling interest	68,441	66,061
Total distributions declared	$149,814	$141,661

Relationship - We consolidate ONEOK Partners in our consolidated financial statements; however, we are restricted from the assets and cash flows of ONEOK Partners except for our distributions.  Distributions are declared quarterly by ONEOK Partners’ general partner based on the terms of the ONEOK Partners partnership agreement.  See Note M for more information on ONEOK Partners’ results.

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

ONEOK Partners has certain contractual rights to the Bushton Plant through a Processing and Services Agreement with us, which sets out the terms for processing and related services we provide at the Bushton Plant through May 2012.  ONEOK Partners has contracted for all of the capacity of the Bushton Plant from us.  In exchange, ONEOK Partners pays us for all costs and expenses necessary for the operation and maintenance of the Bushton Plant and reimburses us for our obligations under equipment leases covering portions of the Bushton Plant.  Pursuant to its rights under the Processing and Services Agreement, on April 22, 2011, ONEOK Partners directed us to exercise our purchase option for the original leased equipment (or any replacement parts) pursuant to the terms of the equipment leases.  The Processing and Services Agreement provides that ONEOK Partners will reimburse us for amounts incurred in connection with the exercised option, and upon reimbursement, ONEOK Partners will become the owner of the purchased equipment.

We provide a variety of services to our affiliates, including cash management and financial services, legal and administrative services by our employees and management, insurance and office space leased in our headquarters building and other field locations.  Where costs are incurred specifically on behalf of an affiliate, the costs are billed directly to the affiliate by us.  In other situations, the costs may be allocated to the affiliates through a variety of methods, depending upon the nature of the expenses and the activities of the affiliates.  For example, a service that applies equally to all employees is allocated based upon the number of employees in each affiliate.  However, an expense benefiting the consolidated company but having no direct basis for allocation is allocated by the modified Distrigas method, a method using a combination of ratios that include gross plant and investment, operating income and payroll expense.  It is not practicable to determine what these general overhead costs would be on a stand-alone basis.

The following table shows ONEOK Partners’ transactions with us for the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
	(Thousands of dollars)
Revenues	$96,793	$136,931

Expenses
Cost of sales and fuel	$10,731	$17,759
Administrative and general expenses	56,295	51,025
Total expenses	$67,026	$68,784

L.           COMMITMENTS AND CONTINGENCIES

Environmental Matters - We are subject to multiple historical and wildlife preservation laws and environmental regulations affecting many aspects of our present and future operations.  Regulated activities include those involving air emissions, stormwater and wastewater discharges, handling and disposal of solid and hazardous wastes, hazardous materials transportation, and pipeline and facility construction.  These laws and regulations require us to obtain and comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals.  Failure to comply with these laws, regulations, permits and licenses may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations.  If a leak or spill of hazardous substances or petroleum products occurs from pipelines or facilities that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including response, investigation and clean-up costs, which could affect materially our results of operations and cash flows.  In addition, emission controls required under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities.  We cannot assure that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us.  Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three months ended March 31, 2011 or 2010.

In May 2010, the EPA finalized the “Tailoring Rule” that will regulate greenhouse gas emissions at new or modified facilities that meet certain criteria.  Affected facilities will be required to review best available control technology, conduct air-quality analysis, impact analysis and public reviews with respect to such emissions.  The rule was phased in beginning January 2011 and, at current emission threshold levels, we believe it will have a minimal impact on our existing facilities.  The EPA has stated it will consider lowering the threshold levels over the next five years, which could increase the impact on our existing facilities; however, potential costs, fees or expenses associated with the potential adjustments are unknown.

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

Pipeline Safety - We are subject to Pipeline and Hazardous Materials Safety Administration regulations, including integrity-management regulations.  The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas.  Currently, Congress is reauthorizing existing pipeline safety legislation, and there are also a number of new bills addressing pipeline safety being considered.  Recently, the Pipeline and Hazardous Materials Safety Administration issued an “Advisory Bulletin” regarding maximum operating pressures for natural gas and hazardous liquids pipelines.  This bulletin requests all operators review pipeline records and data to validate existing maximum pressure determinations.  We are monitoring activity concerning reauthorization, proposed new legislation and potential changes in the Pipeline and Hazardous Materials Safety Administration’s regulations to assess the potential impact on our operations.  At this time, our review of records relating to maximum pressure determinations is ongoing, and no revised or new legislation has been enacted resulting in any potential cost, fees or expenses associated with these issues.  We cannot provide assurance that existing pipeline safety regulations will not be revised or interpreted in a different manner or that new regulations will not be adopted that could result in increased compliance costs or additional operating restrictions.

Financial Markets Legislation - The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets.  Various regulatory agencies, including the SEC and the CFTC, have proposed regulations for implementation of many of the provisions of the Dodd-Frank Act and are currently seeking comments on the more recent proposals.  There may be additional proposed regulations as the remaining provisions of the Dodd-Frank Act are implemented.  Until the final regulations are established, we are unable to ascertain how we may be affected.  Based on our assessment of the proposed regulations issued to date, we expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity and interest-rate risks; however, the costs of doing so may increase as a result of the new legislation.  We may also incur additional costs associated with our compliance with the new regulations and anticipated additional record-keeping, reporting and disclosure obligations.

Legal Proceedings - We are a party to various litigation matters and claims that have arisen in the normal course of our operations.  While the results of litigation and claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or liquidity.

M.           SEGMENTS

Segment Descriptions - Our operations are divided into three reportable business segments as follows: (i) our ONEOK Partners segment gathers, processes, treats, transports, stores and sells natural gas and gathers, treats, fractionates, stores, distributes and markets NGLs; (ii) our Distribution segment, which includes our retail marketing operations, delivers natural gas to residential, commercial and industrial customers, and transports natural gas; and (iii) our Energy Services segment markets natural gas to wholesale customers.  Our Distribution segment is comprised primarily of regulated public utilities, and portions of our ONEOK Partners segment are also regulated.  Other and eliminations consist of the operating and leasing operations of our headquarters building and related parking facility and other amounts needed to reconcile our reportable segments to our consolidated financial statements.

Accounting Policies - The accounting policies of the segments are the same as those described in Note A of the Notes to Consolidated Financial Statements in our Annual Report.  Intersegment sales are recorded on the same basis as sales to unaffiliated customers and are discussed in further detail in Note K.  Net margin is comprised of total revenues less cost of sales and fuel.  Cost of sales and fuel includes commodity purchases, fuel, and storage and transportation costs.

Customers - For the three months ended March 31, 2011 and 2010, we had no single external customer from which we received 10 percent or more of our consolidated gross revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended March 31, 2011	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$2,402,817	$785,695	$677,800	$576	$3,866,888
Intersegment revenues	96,793	4,775	213,939	(315,507)	-
Total revenues	$2,499,610	$790,470	$891,739	$(314,931)	$3,866,888

Net margin	$329,554	$247,406	$55,949	$640	$633,549
Operating costs	108,743	106,629	8,004	236	223,612
Depreciation and amortization	42,730	35,980	149	532	79,391
Loss on sale of assets	(510)	-	-	-	(510)
Operating income	$177,571	$104,797	$47,796	$(128)	$330,036

Equity earnings from investments	$32,092	$-	$-	$-	$32,092
Investments in unconsolidated affiliates	$1,186,588	$-	$-	$-	$1,186,588
Total assets	$8,482,304	$3,178,463	$498,451	$880,378	$13,039,596
Noncontrolling interests in consolidated subsidiaries	$5,128	$-	$-	$1,452,806	$1,457,934
Capital expenditures	$144,826	$47,150	$-	$2,703	$194,679
(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment’s regulated operations had revenues of $155.5 million, net margin of $115.9 million and operating income of $59.6 million.

(b) - Our Distribution segment has regulated and non-regulated operations. Our Distribution segment's regulated operations had revenues of $684.2 million, net margin of $243.7 million and operating income of $103.1 million.

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

(b) - Our Distribution segment has regulated and non-regulated operations. Our Distribution segment's regulated operations had revenues of $857.6 million, net margin of $242.6 million and operating income of $111.3 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for a 12-month period.

RECENT DEVELOPMENTS

Growth Projects - In May 2011, ONEOK Partners announced plans to invest approximately $910 million to $1.2 billion in its natural gas liquids business to accommodate growing NGL supplies and alleviate infrastructure constraints between the Mid-Continent and Texas Gulf Coast regions.

Sterling III Pipeline and reconfiguring Sterling I and II Pipelines - ONEOK Partners plans to build a 570-plus-mile natural gas liquids pipeline, the Sterling III Pipeline, which will have the flexibility to transport either unfractionated NGLs or NGL purity products from the Mid-Continent to the Texas Gulf Coast.  The Sterling III Pipeline will traverse the NGL-rich Woodford Shale that is currently under development, as well as provide transportation capacity for NGL production from the growing Cana-Woodford Shale and Granite Wash, where the pipeline can gather unfractionated NGLs from the new natural gas processing plants that are being built as a result of increased drilling activity in these areas.  The Sterling III Pipeline will have an initial capacity to transport up to 193 MBbl/d of production from ONEOK Partners’ natural gas liquids infrastructure at Medford, Oklahoma, to its storage and fractionation facilities in Mont Belvieu, Texas.  Additional pump stations could expand the capacity of the pipeline to 250 MBbl/d.  Following the receipt of all necessary permits and the acquisition of rights-of-way, construction is scheduled to begin in 2013, with an expected completion late the same year.

The investment also includes reconfiguring its existing Sterling I and II Pipelines, which currently distribute NGL products between the Mid-Continent and Gulf Coast NGL market centers, to transport either unfractionated NGLs or NGL products.

The project costs for the new pipeline and reconfiguring projects are estimated to be $610 million to $810 million, excluding AFUDC.

MB-2 fractionator - ONEOK Partners plans to construct a 75-MBbl/d fractionator, MB-2, in Mont Belvieu, Texas.  ONEOK Partners recently submitted a permit application to the Texas Commission on Environmental Quality (TCEQ) to build this fractionator.  Following the receipt of all necessary permits, construction of the MB-2 fractionator is scheduled to begin in 2011 and is expected to be completed in mid-2013.  The cost of the MB-2 fractionator is estimated to be $300 million to $390 million, excluding AFUDC. The fractionator can be expanded to 125 MBbl/d to accommodate additional volumes as they are added to the Arbuckle Pipeline, Sterling III Pipeline and the Sterling I and II reconfiguration.

See discussion of ONEOK Partners' previously announced growth projects in the “Financial Results and Operating Information” section for our ONEOK Partners segment.

Debt Issuance and Maturities - In January 2011, ONEOK Partners completed an underwritten public offering of $1.3 billion of senior notes, consisting of $650 million of 3.25-percent senior notes due 2016 and $650 million of 6.125-percent senior notes due 2041.  The net proceeds from the offering of approximately $1.28 billion were used to repay amounts outstanding under ONEOK Partners’ commercial paper program, to repay $225 million of ONEOK Partners’ senior notes that matured in March 2011 and for general partnership purposes, including capital expenditures.

In April 2011, ONEOK repaid $400 million of maturing senior notes with available cash and short-term borrowings.

Dividends/Distributions - We declared a quarterly dividend of $0.52 per share ($2.08 per share on an annualized basis) in April 2011, an increase of approximately 18 percent over the $0.44 declared in April 2010.  A cash distribution from ONEOK Partners of $1.15 per unit ($4.60 per unit on an annualized basis) was declared in April 2011, an increase of approximately 3.6 percent over the $1.11 per unit declared in April 2010.

ONEOK 2011 Credit Agreement - On April 5, 2011, ONEOK entered into the ONEOK 2011 Credit Agreement, which replaced the ONEOK Credit Agreement.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Variances
	March 31,		2011 vs. 2010
Financial Results	2011	2010	Increase (Decrease)
	(Millions of dollars)
Revenues	$3,866.8	$3,923.9	$(57.1)	(1%)
Cost of sales and fuel	3,233.3	3,304.6	(71.3)	(2%)
Net margin	633.5	619.3	14.2	2%
Operating costs	223.6	203.3	20.3	10%
Depreciation and amortization	79.4	77.9	1.5	2%
Loss on sale of assets	(0.5)	(0.8)	0.3	38%
Operating income	$330.0	$337.3	$(7.3)	(2%)
Equity earnings from investments	$32.1	$21.1	$11.0	52%
Interest expense	$(79.3)	$(76.5)	$2.8	4%
Net income attributable to noncontrolling interests	$(69.2)	$(32.2)	$37.0	*
Capital expenditures	$194.7	$68.3	$126.4	*
* Percentage change is greater than 100 percent.

Operating income decreased 2 percent for the three months ended March 31, 2011, compared with the same period last year, reflecting lower results at our Energy Services and Distribution segments, offset partially by higher operating income at our ONEOK Partners segment.  Our Energy Services segment’s operating income decreased due to lower realized seasonal storage price differentials and lower transportation margins resulting from lower realized Mid-Continent-to-Gulf Coast price differentials.  Our Distribution segment’s operating income decreased due to increased operating costs and depreciation and amortization expense.  Our ONEOK Partners segment offset partially these decreases with higher NGL optimization margins due primarily to more favorable NGL price differentials and utilization of additional fractionation and transportation capacity available for optimization activities between the Mid-Continent and Gulf-Coast markets in its natural gas liquids business.

Our results were also impacted favorably for the three months ended March 31, 2011, compared with the same period last year, by higher equity earnings resulting from increased contracted capacity on Northern Border Pipeline and the impact of accounting for Overland Pass Pipeline Company as an equity method investment beginning in September 2010.

Net income attributable to noncontrolling interests for the three months ended March 31, 2011 and 2010, primarily reflects the portion of ONEOK Partners that we do not own.  The increase in net income attributable to noncontrolling interests was due primarily to the increased income of ONEOK Partners’ natural gas liquids business.

Capital expenditures increased for the three months ended March 31, 2011, compared with the same period last year, due primarily to the new growth projects in ONEOK Partners’ natural gas gathering and processing and natural gas liquids businesses.

Additional information regarding our financial results and operating information is provided in the following discussion for each of our segments.

ONEOK Partners

Overview - We own approximately 42.4 million common and Class B limited partner units, and the entire 2-percent general partner interest, which, together, represents a 42.8-percent ownership interest in ONEOK Partners.  We receive distributions from ONEOK Partners on our common and Class B units and our 2-percent general partner interest, which includes our incentive distribution rights.  See Note O of the Notes to Consolidated Financial Statements in our Annual Report for discussion of our incentive distribution rights.

Natural gas gathering and processing business - ONEOK Partners’ natural gas gathering and processing business is engaged in the gathering and processing of natural gas produced from crude oil and natural gas wells, primarily in the Mid-Continent and Rocky Mountain regions.  These regions include the Anadarko Basin of Oklahoma that contains the NGL-rich Cana-Woodford Shale formation; Hugoton and Central Kansas Uplift Basins of Kansas; the Williston Basin of Montana and North Dakota that includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations; and the Powder River Basin of Wyoming.  Through gathering systems, natural gas is aggregated and treated or processed for removal of water vapor, solids and other contaminants, and to extract NGLs in order to provide marketable natural gas, commonly referred to as residue gas.  When the NGLs are separated from the unprocessed natural gas at the processing plants, the NGLs are generally in the form of a mixed, unfractionated NGL stream.  In the Powder River Basin, the natural gas that ONEOK Partners gathers is coal-bed methane, or dry natural gas, that does not require processing or NGL extraction, in order to be marketable.  Dry natural gas is gathered, compressed and delivered into a downstream pipeline or marketed for a fee.

Natural gas pipelines business - ONEOK Partners’ natural gas pipelines business operates interstate and intrastate natural gas transmission pipelines, natural gas storage facilities and non-processable natural gas gathering facilities.  ONEOK Partners also provides natural gas transportation and storage services in accordance with Section 311(a) of the Natural Gas Policy Act.  ONEOK Partners’ FERC-regulated interstate assets transport natural gas through pipelines that access supply from Canada and from the Mid-Continent, Rocky Mountain and Gulf Coast regions.  ONEOK Partners’ intrastate natural gas pipeline assets are located in Oklahoma, Texas and Kansas, and have access to major natural gas producing areas in those states.  ONEOK Partners owns underground natural gas storage facilities in Oklahoma, Kansas and Texas.

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

Growth Projects - Natural gas gathering and processing business - In addition to the projects announced in May 2011, ONEOK Partners announced in 2010 and early 2011 approximately $950 million to $1.1 billion in growth projects in its natural gas gathering and processing business, primarily in the Williston Basin and Cana-Woodford Shale area that will enable ONEOK Partners to meet the rapidly growing needs of crude oil and natural gas producers in those areas.

Williston Basin Processing Plants and related projects - ONEOK Partners is constructing three new 100 MMcf/d natural gas processing facilities, the Garden Creek plant in eastern McKenzie County, North Dakota, and the Stateline I and II plants in western Williams County, North Dakota.  In addition, ONEOK Partners will expand and upgrade its existing gathering and compression infrastructure and add new well connections associated with these plants.  The Garden Creek plant, which is expected to be in service by the end of 2011, and related infrastructure projects are expected to cost approximately $350 million to $415 million, excluding AFUDC.  The Stateline I plant, which is expected to be in service by the third quarter of 2012, and related infrastructure projects are expected to cost approximately $300 million to $355 million, excluding AFUDC.  The Stateline II plant, which is expected to be in service during the first half of 2013, and related infrastructure projects are expected to cost approximately $260 million to $305 million, excluding AFUDC.

Cana-Woodford Shale projects - In 2010, ONEOK Partners completed projects totaling approximately $38 million in the Cana-Woodford Shale development in Oklahoma, which included the connection of its western Oklahoma natural gas gathering system to its Maysville natural gas processing facility in central Oklahoma, as well as new well connections to gather and process additional Cana-Woodford Shale volumes.

Natural gas liquids business - ONEOK Partners also announced in 2010 and early 2011 approximately $830 million to $1.0 billion in growth projects in its natural gas liquids business, primarily in the Williston Basin, Cana-Woodford Shale and Granite Wash areas.

Bakken Pipeline and related projects - ONEOK Partners plans to build a 525- to 615-mile natural gas liquids pipeline, the Bakken Pipeline, which will transport unfractionated NGLs from the Bakken Shale to the Overland Pass Pipeline.  The Bakken Pipeline will initially have capacity to transport up to 60 MBbl/d of unfractionated NGL production.  The unfractionated NGLs will then be delivered to ONEOK Partners’ existing natural gas liquids fractionation and distribution infrastructure in the Mid-Continent.  Project costs for the new pipeline are estimated to be $450 million to $550 million, excluding AFUDC.

Supply commitments for the Bakken Pipeline will be anchored by NGL production from ONEOK Partners’ natural gas processing plants.  Following receipt of all necessary permits, construction of the 12-inch diameter pipeline is expected to begin in the second quarter of 2012 and be in service during the first half of 2013.

The unfractionated NGLs from the Bakken Pipeline and other supply sources under development in the Rockies will require installing additional pump stations and expanding existing pump stations on the Overland Pass Pipeline.  These additions and expansions will increase the capacity of Overland Pass Pipeline to 255 MBbl/d.  ONEOK Partners’ anticipated share of the costs for this project is estimated to be $35 million to $40 million, excluding AFUDC.

Bushton Fractionator Expansion - To accommodate the additional volume from the Bakken Pipeline, ONEOK Partners will invest $110 million to $140 million, excluding AFUDC, to expand and upgrade its existing fractionation capacity at Bushton, Kansas, increasing its capacity to 210 MBbl/d from 150 MBbl/d.  This project is expected to be in service during the first half of 2013.

Cana-Woodford Shale and Granite Wash projects - ONEOK Partners plans to invest approximately $197 million to $257 million, excluding AFUDC, in its existing Mid-Continent infrastructure, primarily in the Cana-Woodford Shale and Granite Wash areas.  These investments will expand ONEOK Partners’ ability to transport unfractionated NGLs from these Mid-Continent supply areas to fractionation facilities in Oklahoma and Texas and distribute purity NGL products to the Mid-Continent, Gulf Coast and upper Midwest market centers.

These investments include constructing more than 230 miles of natural gas liquids pipeline that will expand its existing Mid-Continent natural gas liquids gathering system in the Cana-Woodford Shale and Granite Wash areas.  The pipeline will connect to three new third-party natural gas processing facilities that are under construction and to three existing third-party natural gas processing facilities that are being expanded.  Additionally, ONEOK Partners will install additional pump stations on the Arbuckle Pipeline to increase its capacity to 240 MBbl/d.  When completed, these projects are expected to add approximately 75 to 80 MBbl/d of unfractionated NGLs to ONEOK Partners’ existing natural gas liquids gathering systems.  These projects are expected to be in service during the first half of 2012 and cost approximately $180 million to $240 million, excluding AFUDC.

ONEOK Partners invested approximately $17 million to increase the accessibility of new supply to the Arbuckle Pipeline and Mont Belvieu fractionation facilities.

Sterling I Pipeline Expansion - ONEOK Partners is installing seven additional pump stations for approximately $36 million, excluding AFUDC, along its existing Sterling I natural gas liquids distribution pipeline, increasing its capacity by 15 MBbl/d, which will be supplied by ONEOK Partners’ Mid-Continent natural gas liquids infrastructure.  The Sterling I pipeline transports purity NGL products from ONEOK Partners’ fractionator in Medford, Oklahoma, to the Mont Belvieu, Texas, market center.  The pump stations are expected to be in service in the second half of 2011.

For a discussion of ONEOK Partners’ capital expenditure financing, see “Capital Expenditures” in “Liquidity and Capital Resources” on page 43.

Selected Financial Results and Operating Information - The following table sets forth certain selected financial results for our ONEOK Partners segment for the periods indicated:

	Three Months Ended		Variances
	March 31,		2011 vs. 2010
Financial Results	2011	2010	Increase (Decrease)
	(Millions of dollars)
Revenues	$2,499.6	$2,204.0	$295.6	13%
Cost of sales and fuel	2,170.1	1,942.9	227.2	12%
Net margin	329.5	261.1	68.4	26%
Operating costs	108.7	96.2	12.5	13%
Depreciation and amortization	42.7	43.9	(1.2)	(3%)
Loss on sale of assets	(0.5)	(0.8)	(0.3)	(38%)
Operating income	$177.6	$120.2	$57.4	48%

Equity earnings from investments	$32.1	$21.1	$11.0	52%
Interest expense	$(57.3)	$(54.2)	$3.1	6%
Capital expenditures	$144.8	$35.8	$109.0	*
* Percentage change is greater than 100 percent.

Net margin increased for the three months ended March 31, 2011, compared with the same period last year, due primarily to the following:
•
an increase of $56.4 million related to higher optimization margins due to more favorable NGL price differentials and the utilization of additional fractionation and transportation capacity available for optimization activities between the Conway, Kansas, and Mont-Belvieu, Texas, NGL markets centers in ONEOK Partners’ natural gas liquids business;

•
an increase of $8.9 million from higher gathered volumes, excluding the impact of the September 2010 deconsolidation of Overland Pass Pipeline Company and contract renegotiations associated with ONEOK Partners’ exchange services in its natural gas liquids business;

•	an increase of $7.9 million due to higher net realized commodity prices in ONEOK Partners’ natural gas gathering and processing business; and
•	an increase of $4.1 million due to changes in contract terms in ONEOK Partners’ natural gas gathering and processing business; offset partially by
•	a decrease of $11.9 million due to the deconsolidation of Overland Pass Pipeline Company, which is now accounted for under the equity method in ONEOK Partners’ natural gas liquids business.

Operating costs increased for the three months ended March 31, 2011, compared with the same period last year, due primarily to the following:
•	an increase of $7.8 million due to higher employee-related costs associated with incentive and benefit plans administered by ONEOK in all of ONEOK Partners’ businesses; and
•
an increase of $2.8 million due to higher ad valorem taxes associated with the completed capital projects in ONEOK Partners’ natural gas pipelines and natural gas liquids businesses; offset partially by

•
a decrease of $2.0 million due to the deconsolidation of Overland Pass Pipeline Company, which is now accounted for under the equity method of accounting in ONEOK Partners’ natural gas liquids business.

Equity earnings from investments increased for the three months ended March 31, 2011, compared with the same period last year, due primarily to increased contracted capacity on Northern Border Pipeline in ONEOK Partners’ natural gas pipelines business.  Northern Border Pipeline benefited from wider natural gas price differentials between the markets it serves due to strong Midwest market demand.  Equity earnings also includes Overland Pass Pipeline Company in ONEOK Partners’ natural gas liquids business, which it began accounting for under the equity method of accounting beginning in September 2010.

Capital expenditures increased for the three months ended March 31, 2011, compared with the same period last year, due primarily to the growth projects in ONEOK Partners’ natural gas gathering and processing and natural gas liquids businesses.

Selected Operating Information - The following table sets forth selected operating information for ONEOK Partners’ businesses for the periods indicated:

	Three Months Ended
	March 31,
Operating Information (a)	2011	2010
Natural gas gathering and processing business
Natural gas gathered (BBtu/d)	992	1,092
Natural gas processed (BBtu/d)	641	664
Residue gas sales (BBtu/d)	274	275
Realized composite NGL net sales price ($/gallon) (b)	$1.09	$0.99
Realized condensate net sales price ($/Bbl) (b)	$76.25	$62.39
Realized residue gas net sales price ($/MMBtu) (b)	$6.06	$5.20
Realized gross processing spread ($/MMBtu)	$8.33	$6.37
Natural gas pipelines business
Natural gas transportation capacity contracted (MDth/d) (c)	5,608	5,906
Transportation capacity subscribed	87%	91%
Average natural gas price
Mid-Continent region ($/MMBtu)	$4.10	$5.03
Natural gas liquids business
NGL sales (MBbl/d)	478	427
NGLs fractionated (MBbl/d)	488	492
NGLs transported-gathering lines (MBbl/d) (d)	397	441
NGLs transported-distribution lines (MBbl/d)	461	467
Conway-to-Mont Belvieu OPIS average price differential
Ethane ($/gallon)	$0.15	$0.08
(a) - For consolidated entities only.
(b) - Presented net of the impact of hedging activities and includes equity volumes only.
(c) - Unit of measure converted from MMcf/d in the third quarter of 2010. Prior period has been recast to reflect this change.
(d) - 2010 volume information includes 96 MBbl/d related to Overland Pass Pipeline Company which is accounted for under the equity method in 2011.

Commodity Price Risk - The following tables set forth ONEOK Partners’ hedging information for the periods indicated, as of May 3, 2011:

	Nine Months Ending
	December 31, 2011
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d) (a)	5,488	$ 1.18	/ gallon	66%
Condensate (Bbl/d) (a)	1,648	$ 2.14	/ gallon	77%
Total (Bbl/d)	7,136	$ 1.40	/ gallon	68%
Natural gas (MMBtu/d)	25,118	$ 5.60	/ MMBtu	78%
(a) - Hedged with fixed-price swaps.

	Year Ending
	December 31, 2012
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d) (a)	5,169	$ 1.61	/ gallon	47%
Condensate (Bbl/d) (a)	1,819	$ 2.43	/ gallon	75%
Total (Bbl/d)	6,988	$ 1.82	/ gallon	52%
(a) - Hedged with fixed-price swaps.

	Year Ending
	December 31, 2013
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d) (a)	367	$ 2.55	/ gallon	2%
Condensate (Bbl/d) (a)	649	$ 2.55	/ gallon	25%
Total (Bbl/d)	1,016	$ 2.55	/ gallon	5%
(a) - Hedged with fixed-price swaps.

ONEOK Partners’ commodity price risk is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at March 31, 2011, excluding the effects of hedging, and assuming normal operating conditions.  ONEOK Partners’ condensate sales are based on the price of crude oil.  ONEOK Partners estimates the following:
•	a $0.01 per gallon change in the composite price of NGLs would change annual net margin by approximately $1.3 million;
•	a $1.00 per barrel change in the price of crude oil would change annual net margin by approximately $1.1 million; and
•	a $0.10 per MMBtu change in the price of natural gas would change annual net margin by approximately $1.4 million.

These estimates do not include any effects on demand for ONEOK Partners’ services or processing plant operations that might be caused by, or arise in conjunction with, price changes.  For example, a change in the gross processing spread may cause a change in the amount of ethane extracted from the natural gas stream, impacting gathering and processing margins for certain contracts.

See Note C of the Notes to Consolidated Financial Statements in this Quarterly Report for more information on ONEOK Partners’ hedging activities.

Distribution

Overview - Our Distribution segment provides natural gas distribution services to more than 2 million customers in Oklahoma, Kansas and Texas through Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service.  We serve residential, commercial, industrial and transportation customers in all three states.  In addition, our distribution companies serve wholesale and public authority customers.  Our Distribution segment’s retail marketing business serves municipal, small commercial, industrial and agricultural customers in the Mid-Continent region, residential and agricultural customers in Nebraska and residential customers in Wyoming.

Selected Financial Results - The following table sets forth certain selected financial results for our Distribution segment for the periods indicated:

	Three Months Ended		Variances
	March 31,		2011 vs. 2010
Financial Results	2011	2010	Increase (Decrease)
	(Millions of dollars)
Gas sales	$750.9	$962.5	$(211.6)	(22%)
Transportation revenues	29.0	29.6	(0.6)	(2%)
Cost of gas	543.1	754.6	(211.5)	(28%)
Net margin, excluding other revenues	236.8	237.5	(0.7)	(0%)
Other revenues	10.6	9.3	1.3	14%
Net Margin	247.4	246.8	0.6	0%
Operating costs	106.6	99.8	6.8	7%
Depreciation and amortization	36.0	33.3	2.7	8%
Operating income	$104.8	$113.7	$(8.9)	(8%)
Capital expenditures	$47.2	$31.4	$15.8	50%

The following table sets forth our net margin, excluding other revenues, by type of customer, for the periods indicated:

	Three Months Ended		Variances
	March 31,		2011 vs. 2010
Net margin, excluding other revenues	2011	2010	Increase (Decrease)
Gas sales	(Millions of dollars)
Regulated
Residential	$165.2	$165.0	$0.2	0%
Commercial	36.6	36.4	0.2	1%
Industrial	0.8	0.7	0.1	14%
Wholesale/Public Authority	1.5	1.6	(0.1)	(6%)
Retail marketing	3.7	4.2	(0.5)	(12%)
Net margin on gas sales	207.8	207.9	(0.1)	(0%)
Transportation margin	29.0	29.6	(0.6)	(2%)
Net margin, excluding other revenues	$236.8	$237.5	$(0.7)	(0%)

Net margin was relatively unchanged for the three months ended March 31, 2011, compared with the same period last year.

Operating costs increased for the three months ended March 31, 2011, compared with the same period last year, due primarily to $4.6 million in higher share-based compensation costs from common stock awarded to employees as part of ONEOK’s stock award program and the appreciation in our share price and $1.2 million from increased pension costs as a result of the change in our estimated discount rate.

Depreciation and amortization expense increased for the three months ended March 31, 2011, compared with the same period last year, due primarily to an increase of $1.7 million in regulatory amortization associated with previously deferred costs that have been approved for recovery in our revenues and higher depreciation expense of $1.2 million associated with the additional capital expenditures in 2010, particularly an additional investment of $31 million in automated meter reading in Oklahoma.

Capital Expenditures - Our capital expenditures program includes expenditures for extending service to new areas, modifications to customer-service lines, increasing system capabilities, general replacements and improvements.  It is our practice to maintain and upgrade facilities to ensure safe, reliable and efficient operations.

Capital expenditures increased for the three months ended March 31, 2011, compared with the same period last year, due to the completion of certain activities earlier in 2011 as compared with the same period last year and continued investment in automated meter reading in Oklahoma.

Selected Operating Information - The following tables set forth certain selected information for the regulated operations of our Distribution segment for the periods indicated:

	Three Months Ended
	March 31,
Number of Customers	2011	2010
Residential	1,938,529	1,930,678
Commercial	156,440	157,488
Industrial	1,247	1,296
Wholesale/Public Authority	2,784	2,657
Transportation	11,607	9,406
Total customers	2,110,607	2,101,525

	Three Months Ended
	March 31,
Volumes (MMcf)	2011	2010
Gas sales
Residential	58,465	62,456
Commercial	15,555	17,178
Industrial	423	394
Wholesale/Public Authority	1,169	1,484
Total volumes sold	75,612	81,512
Transportation	62,449	62,154
Total volumes delivered	138,061	143,666

Residential and commercial volumes decreased for the three months ended March 31, 2011, compared with the same period last year, due to warmer temperatures across our entire service territory in the first quarter of 2011; however, the impact on margin was moderated by weather-normalization mechanisms.

Regulatory Initiatives - Oklahoma - In February 2011, Oklahoma Natural Gas filed its first application related to its performance-based rate change mechanism.  The application does not seek a modification of customer rates because Oklahoma Natural Gas’ regulatory return on equity was within the range approved by the OCC.  This filing is under review by the OCC, with a final order expected in the second quarter of 2011.

In September 2010, Oklahoma Natural Gas filed an application and supporting testimony with the OCC seeking approval of a demand portfolio of conservation and energy-efficiency programs and authorizing recovery of costs and performance incentives.  A settlement agreement was reached between all the parties and filed at the OCC on February 10, 2011.  This agreement allows Oklahoma Natural Gas to pursue the key energy-efficiency programs requested in its filing. The settlement agreement was presented to an administrative law judge in a hearing on February 18, 2011.  The administrative law judge is reviewing the settlement agreement, and we expect a ruling in the second quarter of 2011.

Texas - Texas Gas Service made annual filings for interim rate relief under the Gas Reliability Infrastructure Program statute with the cities of Austin, Texas, and surrounding communities in February 2011 and El Paso, Texas, in May 2011 for approximately $1.6 million and $1.1 million, respectively.  This statute is a capital recovery mechanism that allows for an interim rate adjustment providing recovery and a return on incremental capital investments made between rate cases.  If approved, new rates are expected to become effective for the Austin area in June 2011 and for El Paso in August 2011.  In the normal course of business, we have filed for cost-of-service adjustments in various Texas jurisdictions that address investments in rate base and changes in expense.

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

Our Energy Services segment has focused its efforts on aligning its contracted natural gas transportation and storage capacity with meeting the needs of its premium-services customers.  The effect of this strategy has been a reduction in its contracted natural gas transportation and storage capacity, which also will reduce its working-capital requirements primarily through a reduction in natural gas inventory levels.

Selected Financial Results - The following table sets forth certain selected financial results for our Energy Services segment for the periods indicated:

	Three Months Ended		Variances
	March 31,		2011 vs. 2010
Financial Results	2011	2010	Increase (Decrease)
	(Millions of dollars)
Revenues	$891.7	$1,193.8	$(302.1)	(25%)
Cost of sales and fuel	835.8	1,083.2	(247.4)	(23%)
Net margin	55.9	110.6	(54.7)	(49%)
Operating costs	8.0	7.4	0.6	8%
Depreciation and amortization	0.1	0.2	(0.1)	(50%)
Operating income	$47.8	$103.0	$(55.2)	(54%)

The following table sets forth our margins by activity for the periods indicated:

	Three Months Ended		Variances
	March 31,		2011 vs. 2010
	2011	2010	Increase (Decrease)
	(Millions of dollars)
Marketing, storage and transportation revenues, gross	$97.3	$163.4	$(66.1)	(40%)
Storage and transportation costs	41.9	54.7	(12.8)	(23%)
Marketing, storage and transportation, net	55.4	108.7	(53.3)	(49%)
Financial trading, net	0.5	1.9	(1.4)	(74%)
Net margin	$55.9	$110.6	$(54.7)	(49%)

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

Net margin decreased for the three months ended March 31, 2011, compared with the same period last year, due primarily to the following:
•	a decrease of $31.6 million in storage and marketing margins, net of hedging activities, due primarily to lower realized seasonal storage price differentials;
•	a decrease of $14.9 million in transportation margins, net of hedging, due primarily to narrower realized Mid-Continent-to-Gulf Coast price differentials;
•
a decrease of $6.8 million in premium-services margins, associated primarily with the reduction in the value of the fee collected for services as a result of low commodity prices and reduced market volatility; and

•	a decrease of $1.4 million in financial trading margins.

Selected Operating Information - The following table sets forth certain selected operating information for our Energy Services segment for the periods indicated:

	Three Months Ended
	March 31,
Operating Information	2011	2010
Natural gas marketed (Bcf)	259	268
Natural gas gross margin ($/Mcf)	$0.22	$0.42
Physically settled volumes (Bcf)	494	509

Natural gas volumes marketed and physically settled volumes decreased for the three months ended March 31, 2011, compared with the same period last year, due primarily to reduced transportation capacity and lower transported volumes.  Transportation capacity in certain markets was not utilized due to the economics of the location differentials.

Our natural gas in storage at March 31, 2011, was 28.3 Bcf, compared with 25.0 Bcf at March 31, 2010.  At March 31, 2011, our total natural gas storage capacity under lease was 73.6 Bcf, compared with 82.8 Bcf at March 31, 2010.  At March 31, 2011, our natural gas storage capacity under lease had a maximum withdrawal capability of 2.2 Bcf/d and maximum injection capability of 1.3 Bcf/d.  At March 31, 2011, our natural gas transportation capacity was 1.3 Bcf/d, of which 1.1 Bcf/d was contracted under long-term natural gas transportation contracts, compared with 1.7 Bcf/d of total capacity and 1.5 Bcf/d of long-term capacity at March 31, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

General - Part of our strategy is to grow through internally generated growth projects and acquisitions that strengthen and complement our existing assets.  ONEOK and ONEOK Partners have relied primarily on operating cash flow, commercial paper, bank credit facilities, debt issuances and/or the sale of equity for their liquidity and capital resource requirements.  ONEOK and ONEOK Partners fund their operating expenses, debt service, dividends to shareholders and distributions to unitholders primarily with operating cash flow.  Capital expenditures are funded by operating cash flow, short- and long-term debt and issuances of equity.  We expect to continue to use these sources for liquidity and capital resource needs on both a short- and long-term basis.  Neither ONEOK nor ONEOK Partners guarantees the debt or other similar commitments to unaffiliated parties, and ONEOK does not guarantee the debt or other similar commitments of ONEOK Partners.

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

Capitalization Structure - The following table sets forth our consolidated capitalization structure for the periods indicated:

	March 31,	December 31,
	2011	2010
Long-term debt	58%	52%
Total equity	42%	48%

Debt (including notes payable)	58%	55%
Total equity	42%	45%

For the purpose of determining compliance with financial covenants in the ONEOK Credit Agreement, which are described below, the debt of ONEOK Partners is excluded.  The following table sets forth ONEOK’s capital structure, excluding the debt of ONEOK Partners, for the periods indicated:

	March 31,	December 31,
	2011	2010
Long-term debt	38%	38%
ONEOK shareholders' equity	62%	62%

Debt (including notes payable)	38%	40%
ONEOK shareholders' equity	62%	60%

Stock Repurchase Program - Our Board of Directors has authorized a three-year stock repurchase program to buy up to $750 million of our outstanding common stock, subject to the limitation that purchases will not exceed $300 million in any one calendar year.  If shares are repurchased, they will be acquired from time to time in open-market transactions or through privately negotiated transactions at our discretion, subject to market conditions and other factors.  Any purchases will be funded by our available cash, free cash flow and short-term borrowings.  The program will terminate upon completion of the repurchase of $750 million of common stock or on December 31, 2013, whichever occurs first.  As of May 3, 2011, no shares have been repurchased under the program.

Short-term Liquidity - ONEOK’s principal sources of short-term liquidity consist of cash generated from operating activities, quarterly distributions from ONEOK Partners and the issuance of commercial paper.  To the extent commercial paper is unavailable, the ONEOK 2011 Credit Agreement may be utilized.  ONEOK Partners’ principal sources of short-term liquidity consist of cash generated from operating activities, ONEOK Partners’ commercial paper program and the ONEOK Partners Credit Agreement.

ONEOK 2011 Credit Agreement - On April 5, 2011, ONEOK entered into the ONEOK 2011 Credit Agreement, which replaced the ONEOK Credit Agreement.  Under the ONEOK 2011 Credit Agreement, which is scheduled to expire in April 2016, ONEOK is required to comply with certain financial, operational and legal covenants.  Among other things, these requirements include:
•	a limitation on ONEOK’s stand-alone debt-to-capital ratio, which may not exceed 67.5 percent at the end of any calendar quarter;
•	limitations on the ratio of indebtedness secured by liens and indebtedness of subsidiaries to consolidated net tangible assets;
•	a requirement that ONEOK maintains the power to control the management and policies of ONEOK Partners; and
•	a limit on new investments in master limited partnerships.

The ONEOK 2011 Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, investments, fundamental changes in the nature of ONEOK’s businesses, transactions with affiliates, the use of proceeds and a covenant that limits ONEOK’s ability to restrict its subsidiaries’ ability to pay dividends.  Under the terms of the ONEOK 2011 Credit Agreement, ONEOK may request an increase in the size of the facility to an aggregate of $1.7 billion by either commitments from new lenders or increased commitments from existing lenders.

The debt covenant calculations in the ONEOK 2011 Credit Agreement exclude the debt of ONEOK Partners.  Upon breach of certain covenants by ONEOK, amounts outstanding under the ONEOK 2011 Credit Agreement may become due and payable immediately.

The total amount of short-term borrowings authorized by ONEOK’s Board of Directors is $2.5 billion.  At March 31, 2011, ONEOK had no commercial paper outstanding, $2.0 million in letters of credit issued under the ONEOK Credit Agreement and approximately $252.7 million of available cash and cash equivalents.  ONEOK had approximately $1.2 billion of credit available at March 31, 2011, under the ONEOK Credit Agreement.  As of March 31, 2011, ONEOK could have issued $3.9 billion of additional short- and long-term debt under the most restrictive provisions contained in its various borrowing agreements.

ONEOK Partners Credit Agreement - The total amount of short-term borrowings authorized by the Board of Directors of ONEOK Partners GP, the general partner of ONEOK Partners, is $2.5 billion.  At March 31, 2011, ONEOK Partners had no commercial paper outstanding and no borrowings outstanding under the ONEOK Partners Credit Agreement.  As a result of ONEOK Partners’ January 2011 debt issuance, its available borrowings are limited by the ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in ONEOK Partners’ Credit Agreement, as adjusted for all non-cash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) covenant under the ONEOK Partners Credit Agreement; however, ONEOK Partners had approximately $617.4 million of cash at March 31, 2011, and $772.0 million available borrowings to meet its liquidity needs.  At March 31, 2011, ONEOK Partners had no letters of credit issued outside the ONEOK Partners Credit Agreement.

Among other things, the ONEOK Partners Credit Agreement covenants include maintaining a ratio of indebtedness to adjusted EBITDA of no more than 5 to 1.  If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will be increased to 5.5 to 1 for the three calendar quarters following the acquisition.  Upon any breach of certain covenants by ONEOK Partners in its credit agreement, amounts outstanding under the ONEOK Partners Credit Agreement may become due and payable immediately.  At March 31, 2011, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 4.17 to 1, and ONEOK Partners was in compliance with all covenants under the ONEOK Partners Credit Agreement.

The ONEOK Credit Agreement and the ONEOK Partners Credit Agreement contain certain financial, operational and legal covenants as discussed in Note F of the Notes to Consolidated Financial Statements in our Annual Report.

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

ONEOK Partners’ Debt Issuance and Maturity - In January 2011, ONEOK Partners completed an underwritten public offering of $1.3 billion of senior notes, consisting of $650 million of 3.25-percent senior notes due 2016 and $650 million of 6.125-percent senior notes due 2041.  The net proceeds from the offering of approximately $1.28 billion were used to repay amounts outstanding under ONEOK Partners’ commercial paper program, to repay $225 million of ONEOK Partners’ senior notes that matured in March 2011 and for general partnership purposes, including capital expenditures.

ONEOK Debt Maturity - In April 2011, ONEOK repaid $400 million of maturing senior notes with available cash and short-term borrowings.

Debt Covenants - The indentures governing ONEOK’s senior notes due 2019 and 2028 include an event of default upon acceleration of other indebtedness of $15 million or more, and the indentures governing the senior notes due 2015 and 2035 include an event of default upon the acceleration of other indebtedness of $100 million or more.  Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding senior notes due 2015, 2019, 2028 and 2035 to declare those notes immediately due and payable in full.

ONEOK may redeem the notes due 2015, 2028 (6.875 percent) and 2035, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium.  ONEOK may redeem the notes due 2019 and 2028 (6.5 percent), in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest.  The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date.  ONEOK’s senior notes due 2015, 2019, 2028 and 2035 are senior unsecured obligations, ranking equally in right of payment with all of ONEOK’s existing and future unsecured senior indebtedness.

The indentures governing ONEOK Partners’ senior notes include an event of default upon the acceleration of other indebtedness of $100 million or more.  Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of ONEOK Partners’ outstanding senior notes to declare those notes immediately due and payable in full.

ONEOK Partners may redeem the notes due 2012, 2016 (6.15 percent), 2019, 2036 and 2037, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium.  The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date.  ONEOK Partners may redeem its 3.25-percent notes due 2016 and 6.125-percent notes due 2041 at par starting one month and six months, respectively, before their maturities.  Prior to these dates, ONEOK Partners may redeem these notes on the same terms as its other senior notes.  ONEOK Partners’ senior notes are senior unsecured obligations, ranking equally in right of payment with all of ONEOK Partners’ existing and future unsecured senior indebtedness, and structurally subordinate to all of the existing and future debt and other liabilities of any non-guarantor subsidiaries.  ONEOK Partners’ senior notes are nonrecourse to ONEOK.

Capital Expenditures - ONEOK’s and ONEOK Partners’ capital expenditures are financed typically through operating cash flows, short- and long-term debt and the issuance of equity.  Capital expenditures were $194.7 million and $68.3 million for the three months ended March 31, 2011 and 2010, respectively.  Of these amounts, ONEOK Partners’ capital expenditures were $144.8 million and $35.8 million for the three months ended March 31, 2011 and 2010, respectively.  Capital expenditures for 2011 increased, compared with the same period last year, due primarily to the growth projects in ONEOK Partners’ natural gas gathering and processing and natural gas liquids businesses primarily in the Williston Basin.

The following table sets forth our 2011 projected capital expenditures, excluding AFUDC:

2011 Projected Capital Expenditures
(Millions of dollars)
ONEOK Partners	$1,116
Distribution	224
Other	22
Total projected capital expenditures	$1,362

Unconsolidated Affiliates - Northern Border Pipeline anticipates requiring additional equity contributions of approximately $100 million to $120 million from its partners in 2011, of which ONEOK Partners’ share will be approximately $50 million to $60 million based on its 50-percent equity interest.

In 2011 and 2012, ONEOK Partners expects to make contributions totaling approximately $35 million to $40 million to Overland Pass Pipeline Company to install additional pump stations and to expand existing pump stations to increase the capacity of the pipeline to accommodate increased volumes of unfractionated NGLs from the Bakken Pipeline and other supply sources under development in the Rockies.

Other - ONEOK Partners has certain contractual rights to the Bushton Plant through a Processing and Services Agreement with us, which sets out the terms for processing and related services we provide at the Bushton Plant through May 2012.  ONEOK Partners has contracted for all of the capacity of the Bushton Plant from us.  In exchange, ONEOK Partners pays us for all costs and expenses necessary for the operation and maintenance of the Bushton Plant and reimburses us for our obligations under equipment leases covering portions of the Bushton Plant.  Pursuant to its rights under the Processing and Services Agreement, on April 22, 2011, ONEOK Partners directed us to exercise our purchase option for the original leased equipment (or any replacement parts) pursuant to the terms of the equipment leases.  The Processing and Services Agreement provides that ONEOK Partners will reimburse us for any amounts incurred in connection with the exercised option, and upon reimbursement, ONEOK Partners will become the owner of the purchased equipment.

Credit Ratings - Our credit ratings as of March 31, 2011, are shown in the table below:

	ONEOK		ONEOK Partners
Rating Agency	Rating	Outlook	Rating	Outlook
Moody’s	Baa2	Stable	Baa2	Stable
S&P	BBB	Stable	BBB	Stable

ONEOK’s and ONEOK Partners’ commercial paper programs are each rated Prime-2 by Moody’s and A2 by S&P.  ONEOK’s and ONEOK Partners’ credit ratings, which currently are investment grade, may be affected by a material change in financial ratios or a material event affecting the business.  The most common criteria for assessment of credit ratings are the debt-to-capital ratio, business risk profile, pretax and after-tax interest coverage, and liquidity.  ONEOK and ONEOK Partners currently do not anticipate their respective credit ratings to be downgraded.  However, if ONEOK’s or ONEOK Partners’ credit ratings were downgraded, the cost to borrow funds under their respective commercial paper programs and credit agreements would increase, and ONEOK or ONEOK Partners potentially could lose access to the commercial paper market.  In the event that ONEOK is unable to borrow funds under its commercial paper program and there has not been a material adverse change in its business, ONEOK would continue to have access to the ONEOK 2011 Credit Agreement, which expires in April 2016.  In the event that ONEOK Partners is unable to borrow funds under its commercial paper program and there has not been a material adverse change in its business, ONEOK Partners would continue to have access to the ONEOK Partners Credit Agreement, which expires in March 2012.  An adverse rating change alone is not a default under the ONEOK 2011 Credit Agreement or the ONEOK Partners Credit Agreement.

Our Energy Services segment relies upon the investment-grade rating of ONEOK’s senior unsecured long-term debt to reduce its collateral requirements.  If ONEOK’s credit ratings were to decline below investment grade, our ability to participate in energy marketing and trading activities could be significantly limited.  Without an investment-grade rating, we may be required to fund margin requirements with our counterparties with cash, letters of credit or other negotiable instruments.  At March 31, 2011, ONEOK could have been required to fund approximately $25.7 million in margin requirements related to financial contracts upon such a downgrade.  A decline in ONEOK’s credit rating below investment grade may also significantly impact other business segments.

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

Pension and Postretirement Benefit Plans - Information about our pension and postretirement benefits plans, including anticipated contributions, is included under Note L of the Notes to Consolidated Financial Statements in our Annual Report.  See Note I of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

CASH FLOW ANALYSIS

We use the indirect method to prepare our Consolidated Statements of Cash Flows.  Under this method, we reconcile net income to cash flows provided by operating activities by adjusting net income for those items that impact net income but may not result in actual cash receipts or payments during the period.  These reconciling items include depreciation and amortization, allowance for equity funds used during construction, gain or loss on sale of assets, equity earnings from investments, distributions received from unconsolidated affiliates, deferred income taxes, share-based compensation expense and other amounts and changes in our assets and liabilities not classified as investing or financing activities.

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Three Months Ended		Variances
	March 31,		2011 vs. 2010
	2011	2010	Increase (Decrease)
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$647.8	$558.7	$89.1
Investing activities	(189.5)	(66.4)	(123.1)
Financing activities	380.8	(354.3)	735.1
Change in cash and cash equivalents	839.1	138.0	701.1
Cash and cash equivalents at beginning of period	31.0	29.4	1.6
Cash and cash equivalents at end of period	$870.1	$167.4	$702.7

Operating Cash Flows - Operating cash flows are affected by earnings from our business activities.  Changes in commodity prices and demand for our services or products, whether because of general economic conditions, changes in demand for the end products that are made with our products or increased competition from other service providers, could affect our earnings and operating cash flows.

Cash flows from operating activities, before changes in operating assets and liabilities, were $333.9 million for the three months ended March 31, 2011, compared with $289.9 million for the same period in 2010.  The increase was due primarily to changes in net margin and operating expenses discussed in Financial Results and Operating Information on page 31.

The changes in operating assets and liabilities increased operating cash flows $313.9 million for the three months ended March 31, 2011, compared with an increase of $268.8 million for the same period in 2010, due primarily to a decrease in volumes of commodities in storage in ONEOK Partners’ natural gas liquids business and our Distribution segment in the current period, compared with an increase in volumes in storage in ONEOK Partners’ natural gas liquids business in the same period last year.

Investing Cash Flows - Cash used in investing activities increased for the three months ended March 31, 2011, compared with the same period in 2010, due primarily to ONEOK Partners’ growth projects in its natural gas gathering and processing and natural gas liquids businesses.

Financing Cash Flows - Cash provided by financing activities increased for the three months ended March 31, 2011, compared with the same period in 2010.  The change is a result of ONEOK Partners’ January 2011 debt issuance, a portion of the proceeds from which were used to repay short-term borrowings and the scheduled maturity of long-term debt.  The remainder of the funds are used to fund ONEOK Partners’ growth projects and for general partnership purposes.  The net cash flows provided by these financing activities were partially offset by increased distributions to noncontrolling interests and increased dividends.

REGULATORY

Financial Markets Legislation - The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets.  Various regulatory agencies, including the SEC and the CFTC, have proposed regulations for implementation of many of the provisions of the Dodd-Frank Act and are currently seeking comments on the more recent proposals.  There may be additional proposed regulations as the remaining provisions of the Dodd-Frank Act are implemented.  Until the final regulations are established, we are unable to ascertain how we may be affected.  Based on our assessment of the proposed regulations issued to date, we expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity and interest rate risks; however, the costs of doing so may increase as a result of the new legislation.  We may also incur additional costs associated with our compliance with the new regulations and anticipated additional record-keeping, reporting and disclosure obligations.

Health Care Legislation - Based on our analysis of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the Health Care Acts), we do not expect a significant impact to our benefit plans or their related costs.  We continue to evaluate the implications of the provisions of the Health Care Acts and expect to continue to provide benefit plan options that meet the provisions outlined by the Health Care Acts.

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

Information about our estimates and critical accounting policies is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Estimates and Critical Accounting Policies,” in our Annual Report.

ENVIRONMENTAL AND SAFETY MATTERS

Environmental Matters - We are subject to multiple historical and wildlife preservation laws and environmental regulations affecting many aspects of our present and future operations.  Regulated activities include those involving air emissions, stormwater and wastewater discharges, handling and disposal of solid and hazardous wastes, hazardous materials transportation, and pipeline and facility construction.  These laws and regulations require us to obtain and comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals.  Failure to comply with these laws, regulations, permits and licenses may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations.  If a leak or spill of hazardous substances or petroleum products occurs from pipelines or facilities that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including response, investigation and clean-up costs, which could affect materially our results of operations and cash flows.  In addition, emission controls required under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities.  We cannot assure that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us.  Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations.

Additional information about our environmental matters is included in Note L of the Notes to Consolidated Financial Statements in this Quarterly Report.

Pipeline Safety - We are subject to Pipeline and Hazardous Materials Safety Administration regulations, including integrity-management regulations.  The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas.  Currently, Congress is reauthorizing existing pipeline safety legislation, and there are also a number of new bills addressing pipeline safety being considered.  Recently, the Pipeline and Hazardous Materials Safety Administration issued an “Advisory Bulletin” regarding maximum operating pressures for natural gas and hazardous liquids pipelines.  This bulletin requests all operators review pipeline records and data to validate existing maximum pressure determinations.  We are monitoring activity concerning reauthorization, proposed new legislation and potential changes in the Pipeline and Hazardous Materials Safety Administration’s regulations to assess the potential impact on our operations.  At this time, our review of records relating to maximum pressure determinations is ongoing, and no revised or new legislation has been enacted resulting in any potential cost, fees or expenses associated with these issues.  We cannot provide assurance that existing pipeline safety regulations will not be revised or interpreted in a different manner or that new regulations will not be adopted that could result in increased compliance costs or additional operating restrictions.

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

Federal, state and regional initiatives to regulate greenhouse gas emissions are under way.  We are monitoring federal and state legislation to assess the potential impact on our operations.  We estimate our direct greenhouse gas emissions annually as we collect certain greenhouse gas emission data for the previous year.  Our most recent estimate for ONEOK and ONEOK Partners indicates that our direct emissions were less than 4.5 million metric tons of carbon dioxide equivalents during 2009.  This does not include the carbon-dioxide equivalents of NGLs and natural gas delivered to certain customers as required by the EPA’s Mandatory Greenhouse Gas Reporting rule.  The EPA’s Mandatory Greenhouse Gas Reporting rule, released in September 2009, requires greenhouse gas emissions reporting for affected facilities on an annual basis and requires us to track the emission equivalents for the natural gas delivered by us to our distribution customers and emission equivalents for all NGLs delivered to customers of ONEOK Partners.  Our 2010 emissions report is due in September 2011 as a result of the EPA extending the original March 31, 2011, deadline.  Also, the EPA has recently released a subpart to the Mandatory Greenhouse Gas Reporting Rule that will require the reporting of vented and fugitive emissions of methane from our facilities.  The new requirements began in January 2011, with the first reporting of fugitive emissions due March 31, 2012.  We do not expect the cost to gather this emission data to have a material impact on our results of operations, financial position or cash flows.  In addition, the United States Congress has considered, and may consider in the future, legislation to reduce greenhouse gas emissions, including carbon dioxide and methane.  At this time, no rule or legislation has been enacted that assess any costs, fees or expenses on any of these emissions.

In May 2010, the EPA finalized the “Tailoring Rule” that will regulate greenhouse gas emissions at new or modified facilities that meet certain criteria.  Affected facilities will be required to review best available control technology, conduct air-quality analysis, impact analysis and public reviews with respect to such emissions.  The rule was phased in beginning January 2011 and, at current emission threshold levels, we believe it will have a minimal impact on our existing facilities.  The EPA has stated it will consider lowering the threshold levels over the next five years, which could increase the impact on our existing facilities.  However, potential costs, fees or expenses associated with the potential adjustments are unknown.

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

Finally, while the TCEQ has been delegated primary responsibility for implementing federal environmental programs under the Clean Air Act and Clean Water Act in Texas, the EPA retains program oversight.  Recently, an apparent disagreement has arisen between TCEQ and the EPA over key aspects of these Texas regulatory programs (including among others, air and new source review permitting).  This disagreement has led to increased EPA scrutiny of TCEQ’s environmental permitting decisions and uncertainty about how these programs will be administered in the future.

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

ONEOK Partners participates in the EPA’s Natural Gas STAR Program to voluntarily reduce methane emissions.  In 2010, ONEOK Partners was recognized as the EPA’s “Natural Gas STAR Gathering and Processing Partner of Year” for its efforts to positively address environmental issues through voluntary implementation of emission-reduction opportunities in its gathering and processing business.  In addition, ONEOK Partners received a Continuing Excellence award for five years of active participation in the STAR Program, including consistent reporting of emission-reduction activities, by its natural gas pipelines business.  We continue to focus on maintaining low rates of lost-and-unaccounted-for natural gas through expanded implementation of best practices to limit the release of natural gas during pipeline and facility maintenance and operations.  Our most recent calculation of our annual lost-and-unaccounted-for natural gas, for all of our business operations, is less than 1 percent of total throughput.  We expect to complete our annual estimate for 2010 during the second quarter of 2011 and will post the information on our website when available.

FORWARD-LOOKING STATEMENTS

Some of the statements contained and incorporated in this Quarterly Report are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  The forward-looking statements relate to our anticipated financial performance, liquidity, management’s plans and objectives for our future operations, our business prospects, the outcome of regulatory and legal proceedings, market conditions and other matters.  We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.  The following discussion is intended to identify important factors that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  Other factors could also have material adverse effects on our future results.  These and other risks are described in greater detail in Item 1A, Risk Factors, in our Annual Report.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Other than as required under securities laws, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information, subsequent events or change in circumstances, expectations or otherwise.

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

Energy Services

Fair Value Component of the Energy Marketing and Risk Management Assets and Liabilities - The following table sets forth the fair value component of the energy marketing and risk management assets and liabilities, excluding $31.0 million and $101.1 million of net assets at March 31, 2011, and December 31, 2010, respectively, from derivative instruments declared as either fair value or cash flow hedges for the periods indicated:

Fair Value Component of Energy Marketing and Risk Management Assets and Liabilities
(Thousands of dollars)
Net fair value of derivatives outstanding at December 31, 2010	$8,441
Derivatives reclassified or otherwise settled during the period	(1,757)
Fair value of new derivatives entered into during the period	3,069
Other changes in fair value	(6,273)
Net fair value of derivatives outstanding at March 31, 2011 (a)	$3,480
(a) - The maturities of derivatives are based on injection and withdrawal periods from April through March, which is consistent with our business strategy. The maturities are as follows: $2.9 million matures through March 2012 and $0.5 million matures through March 2015.

The change in the net fair value of derivatives outstanding includes the effect of settled energy contracts and current period changes resulting primarily from newly originated transactions and the impact of market movements on the fair value of energy marketing and risk management assets and liabilities.

For further discussion of derivative instruments and fair value measurements, see the “Estimates and Critical Accounting Policies” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report.  Also, see Notes B and C of the Notes to Consolidated Financial Statements in this Quarterly Report.

Value-at-Risk (VAR) Disclosure of Commodity Price Risk - The potential impact on our future earnings, as measured by VAR, was $4.6 million and $5.8 million at March 31, 2011 and 2010, respectively.  The following table sets forth the average, high and low VAR calculations for the periods indicated:

	Three Months Ended
	March 31,
Value-at-Risk	2011	2010
	(Millions of dollars)
Average	$3.2	$6.4
High	$4.9	$9.6
Low	$2.0	$3.9

Our VAR calculation includes derivatives, executory storage and transportation agreements and their related hedges.  The variations in the VAR data are reflective of market volatility and changes in the portfolios during the year.  The decrease in VAR for March 31, 2011, compared with March 31, 2010, is due to lower average commodity prices and decreased price volatility in 2011.

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

Changes in Internal Controls Over Financial Reporting - There have been no changes in our internal control over financial reporting during the first quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information relating to our purchases of our common stock for the periods indicated:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Be Purchased Under the Plans or Programs

January 1-31, 2011	9,622	(a), (b)	$19.16	-	-
February 1-28, 2011	13,548	(a), (b)	$29.94	-	-
March 1-31, 2011	9,375	(a), (b)	$23.02	-	-
Total	32,545		$24.76	-	-

(a) - Includes shares withheld pursuant to attestation of ownership and deemed tendered to us in connection with the exercise of stock options under the ONEOK, Inc. Long-Term Incentive Plan, as follows:
9,408 shares for the period of January 1-31, 2011
13,180 shares for the period of February 1-28, 2011
9,197 shares for the period of March 1-31, 2011

(b) - Includes shares repurchased directly from employees, pursuant to our Employee Stock Award Program, as follows:
214 shares for the period of January 1-31, 2011
368 shares for the period of February 1-28, 2011
178 shares for the period of March 1-31, 2011

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

The following exhibits are filed as part of this Quarterly Report:

Exhibit No.                      Exhibit Description

4.1	Second Amended and Restated Rights Agreement, dated as of March 31, 2011, between ONEOK, Inc. and Wells Fargo Bank, N.A. as Rights Agent.

10.1
Credit Agreement, dated as of April 5, 2011, among ONEOK, Inc., as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, swing line lender, and a letter of credit issuer, and JPMorgan Chase Bank, N.A. and The Royal Bank of Scotland plc, as letter of credit issuers (incorporated by reference from Exhibit 10.1 to ONEOK Inc.’s Current Report on Form 8-K filed on April 7, 2011 (File No. 001-13643)).

10.2	Form of Restricted Unit Stock Bonus Award Agreement (incorporated by reference from Exhibit 10.59 to Form 10-K for the fiscal year ended December 31, 2010, filed February 22, 2011).

10.3	Form of Performance Unit Award Agreement (incorporated by reference from Exhibit 10.60 to Form 10-K for the fiscal year ended December 31, 2010, filed February 22, 2011).

31.1	Certification of John W. Gibson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert F. Martinovich pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John W. Gibson pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Robert F. Martinovich pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in XBRL: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three months ended March 31, 2011 and 2010; (iii) Consolidated Balance Sheets at March 31, 2011 and December 31, 2010; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; (v) Consolidated Statement of Changes in Equity for the three months ended March 31, 2011; (vi) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2011 and 2010; and (vii) Notes to Consolidated Financial Statements.

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

In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.  We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc. Registrant
Date: May 4, 2011	By:	/s/ Robert F. Martinovich
Robert F. Martinovich Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)