Form 10-Q
period 2011-06-30
ONEOK INC /NEW/
filed 2011-08-03
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
Yes __ No X

On July 28, 2011, the Company had 103,534,175 shares of common stock outstanding.

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

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2010
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
Btu(s)	British thermal units, a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit
Bushton Plant	Bushton Gas Processing Plant
CFTC	Commodities Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act Amendments of 1972, as amended
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
LDCs	Local distribution companies
LIBOR	London Interbank Offered Rate
MBbl	Thousand barrels
MBbl/d	Thousand barrels per day
Mcf	Thousand cubic feet
MDth/d	Thousand dekatherms per day
Midwestern Gas Transmission	Midwestern Gas Transmission Company
MMBbl	Million barrels
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf	Million cubic feet
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Policy Act	Natural Gas Policy Act of 1978, as amended
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NGL(s)	Natural gas liquid(s)
Northern Border Pipeline	Northern Border Pipeline Company
NYMEX	New York Mercantile Exchange
OBPI	ONEOK Bushton Processing, L.L.C., formerly ONEOK Bushton Processing, Inc.
OCC	Oklahoma Corporation Commission
ONEOK	ONEOK, Inc.
ONEOK 2011 Credit Agreement	ONEOK’s five-year, $1.2 billion revolving credit agreement dated April 5, 2011
ONEOK Credit Agreement	ONEOK’s amended and restated $1.2 billion revolving credit agreement dated July 14, 2006
ONEOK Partners	ONEOK Partners, L.P.
ONEOK Partners 2011 Credit Agreement	ONEOK Partners’ five-year, $1.2 billion revolving credit agreement dated August 1, 2011
ONEOK Partners Credit Agreement	ONEOK Partners’ $1.0 billion amended and restated revolving credit agreement dated March 30, 2007

ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and the sole general partner of ONEOK Partners
OPIS	Oil Price Information Service
Overland Pass Pipeline Company	Overland Pass Pipeline Company LLC
Quarterly Report	Quarterly Report(s) on Form 10-Q
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Financial Services LLC
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2011	2010	2011	2010
	(Thousands of dollars, except per share amounts)

Revenues	$3,514,476	$2,807,131	$7,381,364	$6,731,098
Cost of sales and fuel	2,992,828	2,349,054	6,226,167	5,653,701
Net margin	521,648	458,077	1,155,197	1,077,397
Operating expenses
Operations and maintenance	199,797	178,478	394,403	358,750
Depreciation and amortization	78,824	75,510	158,215	153,367
General taxes	25,898	25,103	54,904	48,176
Total operating expenses	304,519	279,091	607,522	560,293
Loss on sale of assets	(212)	(273)	(722)	(1,058)
Operating income	216,917	178,713	546,953	516,046
Equity earnings from investments (Note J)	29,544	20,676	61,636	41,792
Allowance for equity funds used during construction	400	235	866	482
Other income	341	711	3,710	3,620
Other expense	(773)	(7,552)	(3,060)	(8,606)
Interest expense	(75,498)	(75,361)	(154,847)	(151,881)
Income before income taxes	170,931	117,422	455,258	401,453
Income taxes	(36,165)	(31,048)	(121,146)	(128,359)
Net income	134,766	86,374	334,112	273,094
Less: Net income attributable to noncontrolling interests	79,624	44,650	148,840	76,831
Net income attributable to ONEOK	$55,142	$41,724	$185,272	$196,263

Earnings per share of common stock (Note H)
Net earnings per share, basic	$0.52	$0.39	$1.74	$1.85
Net earnings per share, diluted	$0.51	$0.39	$1.71	$1.82

Average shares of common stock (thousands)
Basic	105,337	106,356	106,179	106,244
Diluted	108,030	107,838	108,605	107,624

Dividends declared per share of common stock	$0.52	$0.44	$1.04	$0.88
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
(Unaudited)	2011	2010
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$477,573	$31,034
Accounts receivable, net	1,125,338	1,332,726
Gas and natural gas liquids in storage	574,173	708,933
Commodity imbalances	131,876	94,854
Energy marketing and risk management assets (Notes B and C)	58,761	61,940
Other current assets	161,540	149,558
Total current assets	2,529,261	2,379,045

Property, plant and equipment
Property, plant and equipment	10,350,552	9,854,485
Accumulated depreciation and amortization	2,637,978	2,541,302
Net property, plant and equipment	7,712,574	7,313,183

Investments and other assets
Goodwill and intangible assets	1,020,865	1,022,894
Energy marketing and risk management assets (Notes B and C)	7,528	1,921
Investments in unconsolidated affiliates (Note J)	1,177,219	1,188,124
Other assets	588,886	594,008
Total investments and other assets	2,794,498	2,806,947
Total assets	$13,036,333	$12,499,175
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
(Unaudited)	2011	2010
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt	$368,248	$643,236
Notes payable (Note D)	526,633	556,855
Accounts payable	1,194,103	1,215,468
Commodity imbalances	313,064	288,494
Energy marketing and risk management liabilities (Notes B and C)	45,704	22,800
Other current liabilities	392,865	424,259
Total current liabilities	2,840,617	3,151,112

Long-term debt, excluding current maturities (Note E)	4,622,616	3,686,542

Deferred credits and other liabilities
Deferred income taxes	1,288,438	1,171,997
Energy marketing and risk management liabilities (Notes B and C)	2,406	2,221
Other deferred credits	584,552	566,462
Total deferred credits and other liabilities	1,875,396	1,740,680

Commitments and contingencies (Note L)

Equity (Note F)
ONEOK shareholders' equity:
Common stock, $0.01 par value:
authorized 300,000,000 shares; issued 122,891,704 shares and outstanding
103,526,104 shares at June 30, 2011; issued 122,815,636 shares and
outstanding 106,815,582 shares at December 31, 2010	1,229	1,228
Paid-in capital	1,396,042	1,392,671
Accumulated other comprehensive loss (Note G)	(131,266)	(108,802)
Retained earnings	1,900,716	1,826,800
Treasury stock, at cost: 19,365,600 shares at June 30, 2011 and
16,000,054 shares at December 31, 2010	(949,632)	(663,274)
Total ONEOK shareholders' equity	2,217,089	2,448,623

Noncontrolling interests in consolidated subsidiaries	1,480,615	1,472,218

Total equity	3,697,704	3,920,841
Total liabilities and equity	$13,036,333	$12,499,175
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS	Six Months Ended
	June 30,
(Unaudited)	2011	2010
	(Thousands of dollars)
Operating Activities
Net income	$334,112	$273,094
Depreciation and amortization	158,215	153,367
Allowance for equity funds used during construction	(866)	(482)
Loss on sale of assets	722	1,058
Equity earnings from investments	(61,636)	(41,792)
Distributions received from unconsolidated affiliates	55,302	39,034
Deferred income taxes	108,504	42,794
Share-based compensation expense	29,615	10,205
Other	(1,013)	3,416
Changes in assets and liabilities:
Accounts receivable	209,112	531,537
Gas and natural gas liquids in storage	134,760	1,618
Accounts payable	(20,199)	(407,513)
Commodity imbalances, net	(12,452)	(74,278)
Unrecovered purchased gas costs	(596)	89,026
Energy marketing and risk management assets and liabilities	(4,437)	64,050
Fair value of firm commitments	(8,323)	(68,968)
Other assets and liabilities	(45,221)	(25,039)
Cash provided by operating activities	875,599	591,127
Investing Activities
Capital expenditures (less allowance for equity funds used during construction)	(523,772)	(179,704)
Distributions received from unconsolidated affiliates	15,750	10,610
Contributions to unconsolidated affiliates	(1,655)	(1,162)
Proceeds from sale of assets	788	371
Cash used in investing activities	(508,889)	(169,885)
Financing Activities
Borrowing (repayment) of notes payable, net	(30,222)	(201,870)
Issuance of debt, net of discounts	1,295,450	-
Long-term debt financing costs	(10,986)	-
Payment of debt	(631,316)	(256,543)
Repurchase of common stock	(300,105)	(5)
Issuance of common stock	4,920	7,884
Issuance of common units, net of discounts	-	322,704
Dividends paid	(111,356)	(93,472)
Distributions to noncontrolling interests	(136,556)	(126,088)
Cash provided by (used in) financing activities	79,829	(347,390)
Change in cash and cash equivalents	446,539	73,852
Cash and cash equivalents at beginning of period	31,034	29,399
Cash and cash equivalents at end of period	$477,573	$103,251
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ONEOK Shareholders' Equity
				Accumulated
	Common			Other
	Stock	Common	Paid-in	Comprehensive
(Unaudited)	Issued	Stock	Capital	Income (Loss)
	(Shares)	(Thousands of dollars)

December 31, 2010	122,815,636	$1,228	$1,392,671	$(108,802)
Net income	-	-	-	-
Other comprehensive income	-	-	-	(22,464)
Repurchase of common stock		-	-	-
Common stock issued	76,068	1	3,371	-
Common stock dividends -
$1.04 per share	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-
June 30, 2011	122,891,704	$1,229	$1,396,042	$(131,266)
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Continued)

	ONEOK Shareholders' Equity
			Noncontrolling
			Interests in
	Retained	Treasury	Consolidated	Total
(Unaudited)	Earnings	Stock	Subsidiaries	Equity
	(Thousands of dollars)

December 31, 2010	$1,826,800	$(663,274)	$1,472,218	$3,920,841
Net income	185,272	-	148,840	334,112
Other comprehensive income	-	-	(3,887)	(26,351)
Repurchase of common stock	-	(300,105)	-	(300,105)
Common stock issued	-	13,747	-	17,119
Common stock dividends -
$1.04 per share	(111,356)	-	-	(111,356)
Distributions to noncontrolling interests	-	-	(136,556)	(136,556)
June 30, 2011	$1,900,716	$(949,632)	$1,480,615	$3,697,704

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2011	2010	2011	2010
	(Thousands of dollars)

Net income	$134,766	$86,374	$334,112	$273,094
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on energy marketing and risk management assets/liabilities, net of tax of $(5,028), $(4,689), $(3,614) and
$(23,526), respectively	16,819	14,036	(69)	57,527
Realized gains (losses) in net income, net of tax of $(301), $748, $11,934
and $8,769, respectively	3,407	(1,717)	(16,709)	(11,776)
Unrealized holding gains (losses) on available-for-sale securities,			.
net of tax of $31, $107, $94 and $168, respectively	(49)	(169)	(148)	(267)
Change in pension and postretirement benefit plan liability, net of tax
of $2,947, $2,533, $5,895 and $5,066, respectively	(4,672)	(4,016)	(9,345)	(8,032)
Other, net of tax of $39, $(11), $50 and $(22), respectively	(62)	18	(80)	36
Total other comprehensive income (loss), net of tax	15,443	8,152	(26,351)	37,488
Comprehensive income	150,209	94,526	307,761	310,582
Less: Comprehensive income attributable to noncontrolling interests	91,196	50,723	144,953	99,192
Comprehensive income attributable to ONEOK	$59,013	$43,803	$162,808	$211,390
See accompanying Notes to Consolidated Financial Statements.

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  The 2010 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements in our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for a 12-month period.

Our significant accounting policies are consistent with those disclosed in Note A of the Notes to Consolidated Financial Statements in our Annual Report.

Recently Issued Accounting Standards Updates - In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires separate disclosure of purchases, sales, issuances and settlements in the reconciliation of our Level 3 fair value measurements.  We adopted this guidance with our March 31, 2011, Quarterly Report, and the impact was not material.  Other provisions of ASU 2010-06 were adopted in 2010.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS),” which provides a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS.  This new guidance changes some fair value measurement principles and disclosure requirements.  We are evaluating the impact of this guidance, which will be adopted beginning with our March 31, 2012, Quarterly Report.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income,” which provides two options for presenting items of net income, comprehensive income and total comprehensive income, by either creating one continuous statement of comprehensive income or two separate consecutive statements.  We will be required to display the realized amount for each component of other comprehensive income in both net income and other comprehensive income.  We are evaluating the impact of this guidance, which will be adopted beginning with our March 31, 2012, Quarterly Report.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	June 30, 2011
	Level 1	Level 2	Level 3	Netting	Total
Assets	(Thousands of dollars)
Derivatives (a)
Commodity contracts
Financial contracts	$70,329	$6,153	$105,292	$-	$181,774
Physical contracts	-	2,003	14,142	-	16,145
Netting	-	-	-	(131,630)	(131,630)
Total derivatives	70,329	8,156	119,434	(131,630)	66,289
Trading securities (b)	6,880	-	-	-	6,880
Available-for-sale investment securities (c)	2,333	-	-	-	2,333
Total assets	$79,542	$8,156	$119,434	$(131,630)	$75,502

Liabilities
Derivatives (a)
Commodity contracts
Financial contracts	$(60,337)	$(4,060)	$(91,238)	$-	$(155,635)
Physical contracts	-	(1,259)	(4,338)	-	(5,597)
Netting	-	-	-	113,122	113,122
Total derivatives	(60,337)	(5,319)	(95,576)	113,122	(48,110)
Fair value of firm commitments (d)	-	-	(21,212)	-	(21,212)
Total liabilities	$(60,337)	$(5,319)	$(116,788)	$113,122	$(69,322)
(a) - Included in our Consolidated Balance Sheets as energy marketing and risk management assets and liabilities on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At June 30, 2011, we held $19.4 million of cash collateral and posted $0.9 million of cash collateral with various counterparties.

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
(a) - Included in our Consolidated Balance Sheets as energy marketing and risk management assets and liabilities on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At December 31, 2010, we held $82.5 million of cash collateral and posted $1.1 million of cash collateral with various counterparties.

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

The following tables set forth the reconciliation of our Level 3 fair value measurements for the periods indicated:

	Derivative Assets (Liabilities)	Fair Value of Firm Commitments	Total
	(Thousands of dollars)
April 1, 2011	$30,615	$(28,991)	$1,624
Total realized/unrealized gains (losses):
Included in earnings (a)	(12,329)	7,779	(4,550)
Included in other comprehensive income (loss)	1,297	-	1,297
Transfers into Level 3	4,757	-	4,757
Transfers out of Level 3	(482)	-	(482)
June 30, 2011	$23,858	$(21,212)	$2,646

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2011 (a)	$11,278	$(3,672)	$7,606
(a) - Reported in revenues and cost of sales and fuel in our Consolidated Statements of Income.

	Derivative Assets (Liabilities)	Fair Value of Firm Commitments	Total
	(Thousands of dollars)
April 1, 2010	$147,573	$(111,597)	$35,976
Total realized/unrealized gains (losses):
Included in earnings (a)	(52,606)	45,944	(6,662)
Included in other comprehensive income (loss)	8,484	-	8,484
Transfers into Level 3	431	-	431
Transfers out of Level 3	(14,770)	-	(14,770)
June 30, 2010	$89,112	$(65,653)	$23,459

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2010 (a)	$(24,529)	$13,481	$(11,048)
(a) - Reported in revenues and cost of sales and fuel in our Consolidated Statements of Income.

	Derivative Assets (Liabilities)	Fair Value of Firm Commitments	Total
	(Thousands of dollars)
January 1, 2011	$49,266	$(29,536)	$19,730
Total realized/unrealized gains (losses):
Included in earnings (a)	(20,333)	8,324	(12,009)
Included in other comprehensive income (loss)	(8,558)	-	(8,558)
Transfers into Level 3	4,182	-	4,182
Transfers out of Level 3	(699)	-	(699)
June 30, 2011	$23,858	$(21,212)	$2,646

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2011 (a)	$12,524	$(6,634)	$5,890
(a) - Reported in revenues and cost of sales and fuel in our Consolidated Statements of Income.

	Derivative Assets (Liabilities)	Fair Value of Firm Commitments	Total
	(Thousands of dollars)
January 1, 2010	$136,694	$(134,620)	$2,074
Total realized/unrealized gains (losses):
Included in earnings (a)	(56,032)	68,967	12,935
Included in other comprehensive income (loss)	21,705	-	21,705
Transfers into Level 3	1,423	-	1,423
Transfers out of Level 3	(14,678)	-	(14,678)
June 30, 2010	$89,112	$(65,653)	$23,459

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of June 30, 2010 (a)	$(5,761)	$8,532	$2,771
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

The estimated fair value of our consolidated long-term debt, including current maturities, was $5.4 billion at June 30, 2011, and $4.7 billion at December 31, 2010.  The book value of long-term debt, including current maturities, was $5.0 billion and $4.3 billion at June 30, 2011, and December 31, 2010, respectively.  The estimated fair value of long-term debt has been determined using quoted market prices of ONEOK’s and ONEOK Partners’ senior notes or similar issues with similar terms and maturities.

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

•
Basis risk - We are exposed to the risk of loss in cash flows and future earnings arising from adverse changes in the price differentials between pipeline receipt and delivery locations.  Our firm transportation capacity allows us to purchase natural gas at a pipeline receipt point and sell natural gas at a pipeline delivery point.  As market conditions permit, our Energy Services segment periodically enters into basis swaps between the transportation receipt and delivery points in order to protect the fair value of these location price differentials related to our firm commitments; and

•
Currency exchange rate risk - As a result of our Energy Services segment’s activities in Canada, we are exposed to the risk of loss in cash flows and future earnings from adverse changes in currency exchange rates on our commodity purchases and sales, primarily related to our firm transportation and storage contracts that are transacted in a currency other than our functional currency, the United States dollar.  To reduce our exposure to exchange-rate fluctuations, we use physical forward transactions, which result in an actual two-way flow of currency on the settlement date in which we exchange United States dollars for Canadian dollars with another party.

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

We are also subject to fluctuation in interest rates.  We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps.  Interest-rate swaps are agreements to exchange an interest payment at some future point based on the differential between two interest rates.  At June 30, 2011, and December 31, 2010, we did not have any interest-rate swap agreements.

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

Cash flows from futures, forwards, options and swaps that are accounted for as hedges are included in the same category as the cash flows from the related hedged items in our Consolidated Statements of Cash Flows.

Fair Values of Derivative Instruments - The following table sets forth the fair values of our derivative instruments for the periods indicated:

	June 30, 2011		December 31, 2010
	Fair Values of Derivatives (a)		Fair Values of Derivatives (a)
	Assets	(Liabilities)	Assets		(Liabilities)
	(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	$60,249	$(29,124)	$136,040	(b)	$(23,843)
Physical contracts	203	(562)	-		(883)
Total derivatives designated as hedging instruments	60,452	(29,686)	136,040		(24,726)
Derivatives not designated as hedging instruments
Commodity contracts
Non-trading instruments
Financial contracts	106,079	(112,963)	125,503		(144,940)
Physical contracts	15,942	(5,035)	33,576		(7,214)
Trading instruments
Financial contracts	15,446	(13,548)	20,640		(18,656)
Total derivatives not designated as hedging instruments	137,467	(131,546)	179,719		(170,810)
Total derivatives	$197,919	$(161,232)	$315,759		$(195,536)
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

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		June 30, 2011		December 31, 2010
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Exchange futures	23.5	(26.4)	0.4	(7.6)
	Swaps	7.0	(35.7)	3.0	(69.9)
- Crude oil and NGLs (MMBbl)	Swaps	-	(4.2)	-	(1.5)
Basis
- Natural gas (Bcf)	Forwards and swaps	2.4	(36.1)	2.8	(64.9)
Fair value hedges
Basis
- Natural gas (Bcf)	Forwards and swaps	107.9	(107.9)	141.1	(141.1)

Derivatives not designated as hedging instruments:
Fixed price
- Natural gas (Bcf)	Exchange futures	63.4	(52.4)	34.6	(20.6)
	Forwards and swaps	183.3	(210.7)	73.6	(100.3)
	Options	142.2	(152.5)	81.0	(74.3)
- Crude and NGLs (MMBbl)	Forwards and swaps	0.1	(0.1)	0.6	(0.6)
Basis
- Natural gas (Bcf)	Forwards and swaps	315.4	(320.2)	411.5	(419.7)
Index
- Natural gas (Bcf)	Forwards and swaps	35.4	(4.4)	33.6	(6.1)

These notional amounts are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and consequently do not reflect our actual exposure to market or credit risk.

Cash Flow Hedges - Our Energy Services and ONEOK Partners segments use derivative instruments to hedge the cash flows associated with anticipated purchases and sales of natural gas, NGLs and condensate and cost of fuel used in the transportation of natural gas.  Accumulated other comprehensive income (loss) at June 30, 2011, includes gains of approximately $4.7 million, net of tax, related to these hedges that will be recognized within the next 30 months as the forecasted transactions affect earnings.  If prices remain at current levels, we will recognize $4.9 million in net gains over the next 12 months, and we will recognize net losses of $0.2 million thereafter.

For the six months ended June 30, 2010, cost of sales and fuel in our Consolidated Statements of Income includes $11.3 million, reflecting an adjustment to natural gas inventory at the lower of cost or market value.  We reclassified this amount of deferred gains, before income taxes, on associated cash flow hedges from accumulated other comprehensive income (loss) into earnings in 2010.

The following tables set forth the effect of cash flow hedges on our Consolidated Statements of Income for the periods indicated:

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Effective Portion)	Three Months Ended
Derivatives in Cash Flow		June 30,
Hedging Relationships		2011	2010
		(Thousands of dollars)
Commodity contracts	Revenues	$(3,510)	$5,490
Commodity contracts	Cost of sales and fuel	(108)	(3,246)
Interest rate contracts	Interest expense	(90)	221
Total gain (loss) reclassified from accumulated other comprehensive income (loss)
into net income on derivatives (effective portion)		$(3,708)	$2,465

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Effective Portion)	Six Months Ended
Derivatives in Cash Flow		June 30,
Hedging Relationships		2011	2010
		(Thousands of dollars)
Commodity contracts	Revenues	$29,877	$35,446
Commodity contracts	Cost of sales and fuel	(936)	(15,343)
Interest rate contracts	Interest expense	(298)	442
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income on derivatives (effective portion)		$28,643	$20,545

Ineffectiveness related to our cash flow hedges was not material for the three and six months ended June 30, 2011 and 2010.  In the event that it becomes probable that a forecasted transaction will not occur, we will discontinue cash flow hedge treatment, which will affect earnings.  For the three and six months ended June 30, 2011 and 2010, there were no gains or losses due to the discontinuance of cash flow hedge treatment because the underlying transactions were no longer probable.

In July 2011, we and ONEOK Partners separately entered into forward-starting interest-rate swaps with total notional amounts of $400 million and $500 million, respectively.  The purpose of the swaps is to hedge the variability of interest payments on portions of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued.  Unrealized gains (losses), net of tax, will be recorded in accumulated other comprehensive loss to reflect the change in the fair value of the forward-starting interest-rate swaps.  Any ineffectiveness will be recognized in earnings.

Other Derivative Instruments - The following table sets forth the effect of our derivative instruments that are not part of a hedging relationship on our Consolidated Statements of Income for the period indicated:

		Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss)	June 30,		June 30,
		2011	2010	2011	2010
		(Thousands of dollars)
Commodity contracts - trading	Revenues	$(289)	$1,358	$117	$3,386
Commodity contracts - non-trading (a)	Cost of sales and fuel	7,959	2,413	10,507	2,372
Foreign exchange contracts	Revenues	-	(69)	-	(10)
Total gain recognized in income on derivatives		$7,670	$3,702	$10,624	$5,748
(a) - Amounts are presented net of deferred losses associated with derivatives entered into by our Distribution segment.

Our Distribution segment held natural gas call options with premiums totaling $6.9 million and $16.7 million at June 30, 2011, and December 31, 2010, respectively.  The premiums are recorded in other current assets as these contracts are included in, and recoverable through, the monthly purchased-gas cost mechanism.  For the three and six months ended June 30, 2011, we recognized $1.7 million and $3.1 million, respectively, of losses associated with the decline in value and expiration of option contracts, which were deferred as part of our unrecognized purchased gas costs.  For the three and six months ended June 30, 2010, we recognized $1.5 million and $5.4 million, respectively, of losses associated with the decline in value and expiration of option contracts, which were deferred as part of our unrecognized purchased gas costs.

Fair Value Hedges - In prior years, we terminated various interest-rate swap agreements.  The net savings from the termination of these swaps is being recognized in interest expense over the terms of the debt instruments originally hedged.  Interest expense savings from the amortization of terminated swaps for the three months ended June 30, 2011 and 2010, were $0.8 million and $2.5 million, respectively, and for the six months ended June 30, 2011 and 2010, were $3.3 million and $5.0 million, respectively.

Our Energy Services segment uses basis swaps to hedge the fair value of location price differentials related to certain firm transportation commitments.  Cost of sales and fuel in our Consolidated Statements of Income includes gains of $4.2 million and $9.6 million for the three and six months ended June 30, 2011, respectively, related to the change in fair value of derivatives designated as fair value hedges.  The ineffectiveness related to these hedges was not material for the three and six months ended June 30, 2011.  Revenues include losses of $4.4 million and $9.4 million for the three and six months ended June 30, 2011, respectively, to recognize the change in fair value of the related hedged firm commitments.

Cost of sales and fuel in our Consolidated Statements of Income includes losses of $14.7 million and $3.9 million for the three and six months ended June 30, 2010, respectively, related to the change in fair value of derivatives designated as fair value hedges.  The ineffectiveness related to these hedges was not material for the three and six months ended June 30, 2010.  Revenues include gains of $13.6 million and $4.0 million for the three and six months ended June 30, 2010, respectively, to recognize the change in fair value of the related hedged firm commitments.

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

Some of our derivative instruments contain provisions that require us to maintain an investment-grade credit rating from S&P and/or Moody’s.  If our credit ratings on senior unsecured long-term debt were to decline below investment grade, we would be in violation of these provisions, and the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions.  The aggregate fair value of all financial derivative instruments with contingent features related to credit risk that were in a net liability position as of June 30, 2011, was $16.3 million.  If the contingent features underlying these agreements were triggered on June 30, 2011, we would have been required to post the entire $16.3 million of collateral to our counterparties.

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

The following tables set forth the net credit exposure from our derivative assets for the periods indicated:

	June 30, 2011
	Investment	Non-investment	Not
	Grade	Grade	Rated	Total
Counterparty sector	(Thousands of dollars)
Gas and electric utilities	$11,395	$783	$118	$12,296
Oil and gas	17,776	-	252	18,028
Industrial	-	-	2,540	2,540
Financial	33,381	-	-	33,381
Other	2	-	42	44
Total	$62,554	$783	$2,952	$66,289

	December 31, 2010
	Investment	Non-investment	Not
	Grade	Grade	Rated	Total
Counterparty sector	(Thousands of dollars)
Gas and electric utilities	$33,847	$1,240	$678	$35,765
Oil and gas	8,995	35	2,091	11,121
Industrial	18	-	7,682	7,700
Financial	9,254	-	-	9,254
Other	-	-	21	21
Total	$52,114	$1,275	$10,472	$63,861

D.           CREDIT FACILITIES AND SHORT-TERM NOTES PAYABLE

ONEOK 2011 Credit Agreement - In April 2011, ONEOK entered into the ONEOK 2011 Credit Agreement, which replaced the ONEOK Credit Agreement.  Under the ONEOK 2011 Credit Agreement, which is scheduled to expire in April 2016, ONEOK is required to comply with certain financial, operational and legal covenants.  Among other things, these requirements include:

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

The debt covenant calculations in the ONEOK 2011 Credit Agreement exclude the debt of ONEOK Partners.  Upon breach of certain covenants by ONEOK, amounts outstanding under the ONEOK 2011 Credit Agreement may become due and payable immediately.  At June 30, 2011, ONEOK’s stand-alone debt-to-capital ratio, as defined by the ONEOK 2011 Credit Agreement, was 41.1 percent, and ONEOK was in compliance with all covenants under the ONEOK 2011 Credit Agreement.  At June 30, 2011, ONEOK had $526.6 million of commercial paper outstanding and $2.0 million in letters of credit issued, leaving approximately $671.4 million of credit available under the ONEOK 2011 Credit Agreement.

The ONEOK 2011 Credit Agreement is available to repay our commercial paper notes, if necessary.  Amounts outstanding under the commercial paper program reduce the borrowing capacity under the ONEOK 2011 Credit Agreement.  The ONEOK 2011 Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit rating.  Borrowings, if any, will accrue at LIBOR plus 150 basis points, and the annual facility fee is 25 basis points based on our current credit rating.

ONEOK Partners 2011 Credit Agreement - On August 1, 2011, ONEOK Partners entered into the five-year, $1.2 billion ONEOK Partners 2011 Credit Agreement, which replaced the $1.0 billion ONEOK Partners Credit Agreement, that was due to expire March 2012.  The ONEOK Partners 2011 Credit Agreement, which is scheduled to expire in August 2016, contains certain financial, operational and legal covenants.  Among other things, these requirements include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners 2011 Credit Agreement, adjusted for all non-cash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the three calendar quarters following the acquisitions.  Upon breach of certain covenants by ONEOK Partners in the ONEOK Partners 2011 Credit Agreement, amounts outstanding under the ONEOK Partners 2011 Credit Agreement, if any, may become due and payable immediately.

The ONEOK Partners 2011 Credit Agreement includes a $100-million sublimit for the issuance of standby letters of credit and also features an option to request an increase in the size of the facility to an aggregate of $1.7 billion by either commitments from new lenders or increased commitments from existing lenders.

The ONEOK Partners 2011 Credit Agreement is available to repay ONEOK Partners’ commercial paper notes, if necessary.  Amounts outstanding under the commercial paper program reduce the borrowing capacity under the ONEOK Partners 2011 Credit Agreement.  The ONEOK Partners 2011 Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in ONEOK Partners’ credit rating.  Borrowings, if any, will accrue at LIBOR plus 130 basis points, and the annual facility fee is 20 basis points based on ONEOK Partners’ current credit rating.  The ONEOK Partners 2011 Credit Agreement is fully and unconditionally guaranteed by its wholly owned subsidiary, ONEOK Partners Intermediate Limited Partnership.  Borrowings under the ONEOK Partners 2011 Credit Agreement are nonrecourse to ONEOK.

At June 30, 2011, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 3.85 to 1, and ONEOK Partners was in compliance with all covenants under the ONEOK Partners Credit Agreement.

A portion of the proceeds from ONEOK Partners’ January 2011 debt issuance, as discussed in Note E, was used to repay the outstanding balance of its commercial paper.  At June 30, 2011, ONEOK Partners had no commercial paper outstanding, no letters of credit issued, no borrowings outstanding under the ONEOK Partners Credit Agreement, approximately $432.2 million of cash and $1.0 billion of credit available under the ONEOK Partners Credit Agreement to meet its liquidity needs.

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

ONEOK Partners intends to repay $350 million of senior notes that mature in April 2012 with a combination of cash on hand and short-term borrowings.

F.           EQUITY

The following tables set forth the changes in equity attributable to us and our noncontrolling interests, including other comprehensive income, net of tax, for the periods indicated:

Three Months Ended				Three Months Ended
June 30, 2011				June 30, 2010
ONEOK Shareholders' Equity		Noncontrolling Interests in Consolidated Subsidiaries	Total Equity	ONEOK Shareholders' Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
(Thousands of dollars)
Beginning balance	$2,499,084	$1,457,934	$3,957,018	$2,380,697	$1,498,944	$3,879,641
Net income	55,142	79,624	134,766	41,724	44,650	86,374
Other comprehensive income (loss)	3,871	11,572	15,443	2,078	6,074	8,152
Repurchase of common stock	(300,057)	-	(300,057)	-	-	-
Common stock issued	14,754	-	14,754	9,501	-	9,501
Common stock dividends	(55,705)	-	(55,705)	(46,771)	-	(46,771)
Issuance of common units of ONEOK Partners	-	-	-	-	(17)	(17)
Distributions to noncontrolling interests	-	(68,515)	(68,515)	-	(66,306)	(66,306)
Ending balance	$2,217,089	$1,480,615	$3,697,704	$2,387,229	$1,483,345	$3,870,574

Six Months Ended				Six Months Ended
June 30, 2011				June 30, 2010
ONEOK Shareholders' Equity		Noncontrolling Interests in Consolidated Subsidiaries	Total Equity	ONEOK Shareholders' Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
(Thousands of dollars)
Beginning balance	$2,448,623	$1,472,218	$3,920,841	$2,207,194	$1,238,268	$3,445,462
Net income	185,272	148,840	334,112	196,263	76,831	273,094
Other comprehensive income (loss)	(22,464)	(3,887)	(26,351)	15,127	22,361	37,488
Repurchase of common stock	(300,105)	-	(300,105)	(5)	-	(5)
Common stock issued	17,119	-	17,119	11,391	-	11,391
Common stock dividends	(111,356)	-	(111,356)	(93,472)	-	(93,472)
Issuance of common units of ONEOK Partners	-	-	-	50,731	271,973	322,704
Distributions to noncontrolling interests	-	(136,556)	(136,556)	-	(126,088)	(126,088)
Ending balance	$2,217,089	$1,480,615	$3,697,704	$2,387,229	$1,483,345	$3,870,574

Dividends - Fourth-quarter 2010 and first-quarter 2011 dividends paid on our common stock to shareholders of record at the close of business on January 31, 2011, and April 29, 2011, respectively, were $0.52 per share for each period.  A second-quarter 2011 dividend of $0.56 per share was declared for shareholders of record on August 1, 2011, payable August 12, 2011.

See Note K for a discussion of ONEOK Partners’ distributions to noncontrolling interests.

Stock Repurchase Plan - In May 2011, we entered into an accelerated share repurchase agreement (the ASR Agreement) with Barclays Capital (Barclays), pursuant to which we paid $300 million to Barclays and received from Barclays approximately 3.7 million shares of our common stock, representing approximately 85 percent of the estimated total number of shares to be repurchased.  The ASR Agreement is scheduled to end in November 2011, although the termination date may be accelerated.  We expect to receive the balance of the shares at the conclusion of the ASR Agreement.  The specific number of shares that we ultimately will repurchase will be based on the volume-weighted-average price per share of our common stock during the repurchase period, subject to other adjustments pursuant to the terms and conditions of the ASR Agreement.  At settlement, under certain circumstances, Barclays may be required to deliver additional shares of our common stock to us, or, under certain circumstances, we may be required to deliver shares of our common stock or we may elect to make a cash payment to Barclays.  We accounted for the repurchase as two separate transactions:  (i) as shares of common stock acquired in a treasury stock transaction recorded on the acquisition date; and (ii) as a forward contract indexed to ONEOK common stock that is classified as equity.

The ASR Agreement is part of our three-year stock repurchase program to buy up to $750 million of our common stock that was authorized by our Board of Directors in October 2010.

G.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the balance of accumulated other comprehensive income (loss) for the periods indicated:

	Unrealized Gains (Losses) on Energy Marketing and Risk Management Assets/Liabilities	Unrealized Holding Gains (Losses) on Investment Securities	Pension and Postretirement Benefit Plan Obligations	Accumulated Other Comprehensive Income (Loss)
	(Thousands of dollars)
December 31, 2010	$15,731	$1,371	$(125,904)	$(108,802)
Other comprehensive income (loss) attributable to ONEOK	(12,971)	(148)	(9,345)	(22,464)
June 30, 2011	$2,760	$1,223	$(135,249)	$(131,266)

H.           EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended June 30, 2011
			Per Share
	Income	Shares	Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Net income attributable to ONEOK available for common stock	$55,142	105,337	$0.52
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	2,693
Net income attributable to ONEOK available for common stock
and common stock equivalents	$55,142	108,030	$0.51

	Three Months Ended June 30, 2010
			Per Share
	Income	Shares	Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Net income attributable to ONEOK available for common stock	$41,724	106,356	$0.39
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	1,482
Net income attributable to ONEOK available for common stock
and common stock equivalents	$41,724	107,838	$0.39

	Six Months Ended June 30, 2011
			Per Share
	Income	Shares	Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Net income attributable to ONEOK available for common stock	$185,272	106,179	$1.74
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	2,426
Net income attributable to ONEOK available for common stock
and common stock equivalents	$185,272	108,605	$1.71

	Six Months Ended June 30, 2010
			Per Share
	Income	Shares	Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Net income attributable to ONEOK available for common stock	$196,263	106,244	$1.85
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	1,380
Net income attributable to ONEOK available for common stock
and common stock equivalents	$196,263	107,624	$1.82

There were no option shares excluded from the calculation of diluted EPS for the three and six months ended June 30, 2011 and 2010.

I.           EMPLOYEE BENEFIT PLANS

The following table sets forth the components of net periodic benefit cost for our pension and postretirement benefit plans for the periods indicated:

	Pension Benefits		Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$5,003	$4,819	$10,006	$9,638
Interest cost	14,689	14,536	29,378	29,072
Expected return on assets	(18,875)	(18,413)	(37,750)	(36,826)
Amortization of unrecognized prior service cost	255	320	509	640
Amortization of net loss	8,927	6,888	17,855	13,777
Net periodic benefit cost	$9,999	$8,150	$19,998	$16,301

	Postretirement Benefits		Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$1,257	$1,232	$2,515	$2,463
Interest cost	3,958	3,911	7,916	7,822
Expected return on assets	(2,568)	(1,974)	(5,136)	(3,948)
Amortization of unrecognized net asset at adoption	797	798	1,594	1,595
Amortization of unrecognized prior service cost	(501)	(501)	(1,002)	(1,002)
Amortization of net loss	2,031	1,752	4,062	3,504
Net periodic benefit cost	$4,974	$5,218	$9,949	$10,434

J.           UNCONSOLIDATED AFFILIATES

Northern Border Pipeline - In July 2011, the partners of Northern Border Pipeline made equity contributions of approximately $99.6 million, with ONEOK Partners’ share totaling approximately $49.8 million.  ONEOK Partners does not anticipate additional significant equity contributions in 2011.

Overland Pass Pipeline Company - The partners of Overland Pass Pipeline Company expect to make contributions in 2011 and 2012 totaling approximately $70 million to $80 million, with ONEOK Partners' share expeected to be approximately $35 million to $40 million, to install additional pump stations and to expand existing pump stations.

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated.  All amounts in the table below are equity earnings from investments in our ONEOK Partners segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Thousands of dollars)
Northern Border Pipeline	$16,395	$12,372	$37,247	$27,218
Overland Pass Pipeline Company (a)	5,360	-	9,736	-
Fort Union Gas Gathering, L.L.C.	3,711	3,581	6,676	7,139
Bighorn Gas Gathering, L.L.C.	1,845	1,811	3,338	2,048
Other	2,233	2,912	4,639	5,387
Equity earnings from investments	$29,544	$20,676	$61,636	$41,792
(a) Beginning in September 2010, following the sale of a 49-percent interest, Overland Pass Pipeline Company was deconsolidated and prospectively accounted for under the equity method.

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Thousands of dollars)
Income Statement (a)
Operating revenues	$121,002	$98,077	$244,303	$197,308
Operating expenses	$51,988	$44,896	$106,224	$89,611
Net income	$59,244	$45,955	$122,409	$92,866

Distributions paid to us (a)	$38,541	$26,115	$71,052	$49,644
(a) - Financial information for 2011 is not directly comparable with 2010 due to the deconsolidation of Overland Pass Pipeline Company in September 2010.

K.           ONEOK PARTNERS

Unit Split - In June 2011, ONEOK Partners announced that the board of directors of its general partner approved a two-for-one split of its common and Class B units.  The two-for-one unit split was effected on July 12, 2011, by a distribution of one unit for each unit outstanding and held by unitholders of record on June 30, 2011.  As a result of this unit split, we have adjusted all unit and per unit amounts contained herein to be presented on a post-split basis.

Ownership Interest in ONEOK Partners - Our ownership interest in ONEOK Partners is shown in the table below as of June 30, 2011, and December 31, 2010:

General partner interest	2.0%
Limited partner interest (a)	40.8%
Total ownership interest	42.8%
(a) - Represents 11.8 million common units and approximately 73.0 million Class B units, which are convertible, at our option, into common units.

Cash Distributions - We receive distributions from ONEOK Partners on our common and Class B units and our 2-percent general partner interest, which includes our incentive distribution rights.  Under ONEOK Partners’ partnership agreement, as amended, distributions are made to the partners with respect to each calendar quarter in an amount equal to 100 percent of available cash as defined in ONEOK Partners’ partnership agreement, as amended.  Available cash generally will be distributed 98 percent to limited partners and 2 percent to the general partner.  The general partner’s percentage interest in quarterly distributions is increased after certain specified target levels are met during the quarter.  In July 2011, the partnership agreement was amended to adjust the formula for distributing available cash among the general partner and limited partners to reflect the two-for-one unit split.  Under the incentive distribution provisions, as set forth in ONEOK Partners’ partnership agreement, as amended, the general partner receives:
•	15 percent of amounts distributed in excess of $0.3025 per unit;
•	25 percent of amounts distributed in excess of $0.3575 per unit; and
•	50 percent of amounts distributed in excess of $0.4675 per unit.

The following table shows ONEOK Partners’ distributions paid in the periods indicated:

Three Months Ended			Six Months Ended
June 30,			June 30,
2011		2010	2011	2010
(Thousands, except per unit amounts)
Distribution per unit	$0.575	$0.555	$1.145	$1.105

General partner distributions	$2,996	$2,833	$5,952	$5,475
Incentive distributions	29,624	25,710	58,269	49,107
Distributions to general partner	32,620	28,543	64,221	54,582
Limited partner distributions to ONEOK	48,753	47,057	97,083	93,691
Limited partner distributions to noncontrolling interest	68,441	66,061	136,286	125,475
Total distributions paid	$149,814	$141,661	$297,590	$273,748

The following table shows ONEOK Partners’ distributions declared for the periods indicated and paid within 45 days of the end of the period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Thousands, except per unit amounts)
Distribution per unit	$0.585	$0.560	$1.160	$1.115

General partner distributions	$3,078	$2,874	$6,074	$5,707
Incentive distributions	31,580	26,689	61,204	52,399
Distributions to general partner	34,658	29,563	67,278	58,106
Limited partner distributions to ONEOK	49,601	47,481	98,354	94,539
Limited partner distributions to noncontrolling interest	69,631	66,655	138,072	132,716
Total distributions declared	$153,890	$143,699	$303,704	$285,361

Relationship - We consolidate ONEOK Partners in our consolidated financial statements; however, we are restricted from the assets and cash flows of ONEOK Partners except for our distributions.  Distributions are declared quarterly by ONEOK Partners’ general partner based on the terms of the ONEOK Partners partnership agreement, as amended.  See Note M for more information on ONEOK Partners’ results.

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

Previously, ONEOK Partners had a Processing and Services Agreement with us and OBPI, under which it contracted for all of OBPI’s rights, including all of the capacity of the Bushton Plant, reimbursing OBPI for all costs associated with the operation and maintenance of the Bushton Plant and its obligations under equipment leases covering portions of the Bushton Plant.  In April 2011, pursuant to its rights under the Processing and Services Agreement, ONEOK Partners directed OBPI to give notice of intent to exercise the purchase option for the leased equipment pursuant to the terms of the equipment leases.  On June 30, 2011, through a series of transactions, we sold OBPI to ONEOK Partners and OBPI closed the purchase option and terminated the equipment leases.  The total amount paid by ONEOK Partners to complete the transactions was approximately $94.2 million, which included the reimbursement to us of obligations related to the Processing and Services Agreement.

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

The following table shows ONEOK Partners’ transactions with us for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Thousands of dollars)
Revenues	$98,699	$108,089	$195,492	$245,020

Expenses
Cost of sales and fuel	$12,440	$11,215	$23,171	$28,974
Administrative and general expenses	57,214	51,974	113,509	102,999
Total expenses	$69,654	$63,189	$136,680	$131,973

L.           COMMITMENTS AND CONTINGENCIES

Environmental Matters - We are subject to multiple historical and wildlife preservation laws and environmental regulations affecting many aspects of our present and future operations.  Regulated activities include those involving air emissions, stormwater and wastewater discharges, handling and disposal of solid and hazardous wastes, hazardous materials transportation, and pipeline and facility construction.  These laws and regulations require us to obtain and comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals.  Failure to comply with these laws, regulations, permits and licenses may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations.  If a leak or spill of hazardous substances or petroleum products occurs from pipelines or facilities that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including response, investigation and cleanup costs, which could affect materially our results of operations and cash flows.  In addition, emission controls required under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities.  We cannot assure that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us.  Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We own or retain legal responsibility for the environmental conditions at 12 former manufactured natural gas sites in Kansas.  These sites contain potentially harmful materials that are subject to control or remediation under various environmental laws and regulations.  A consent agreement with the KDHE presently governs all work at these sites.  The terms of the consent agreement allow us to investigate these sites and set remediation activities based upon the results of the investigations and risk analysis.  Remediation typically involves the management of contaminated soils and may involve removal of structures and monitoring and/or remediation of groundwater.

Of the 12 sites, we have begun soil remediation on 11 sites.  Regulatory closure has been achieved at three locations, and we have completed or are near completion of soil remediation at eight sites.  We have begun site assessment at the remaining site where no active remediation has occurred.

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2011 or 2010.

In May 2010, the EPA finalized the “Tailoring Rule” that will regulate greenhouse gas emissions at new or modified facilities that meet certain criteria.  Affected facilities will be required to review best available control technology, conduct air-quality analysis, impact analysis and public reviews with respect to such emissions.  The rule was phased in beginning January 2011, and at current emission threshold levels, we believe it will have a minimal impact on our existing facilities.  The EPA has stated it will consider lowering the threshold levels over the next five years, which could increase the impact on our existing facilities; however, potential costs, fees or expenses associated with the potential adjustments are unknown.

In addition, the EPA has issued a rule on air-quality standards, “National Emission Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines,” also known as RICE NESHAP, scheduled to be adopted in early 2013.  The rule will require capital expenditures over the next three years for the purchase and installation of new emissions-control equipment.  We do not expect these expenditures to have a material impact on our results of operations, financial position or cash flows.

Pipeline Safety - We are subject to Pipeline and Hazardous Materials Safety Administration regulations, including integrity-management regulations.  The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas.  In January 2011, the Pipeline and Hazardous Materials Safety Administration issued an “Advisory Bulletin” regarding maximum allowable operating pressures for natural gas and hazardous liquids pipelines.  This bulletin requests that all operators review pipeline records and data to validate existing maximum pressure determinations.  Currently, Congress is considering reauthorization of existing pipeline safety legislation.  The Senate Commerce Committee unanimously has passed the Pipeline Transportation Safety Improvement Act of 2011, and this matter is awaiting action by the Senate.  The House Energy and Commerce Committee’s Subcommittee on Energy and Power also is considering a similar bill.

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

Financial Markets Legislation - The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets.  Various regulatory agencies, including the SEC and the CFTC, have proposed regulations for implementation of many of the provisions of the Dodd-Frank Act and are currently seeking comments on the more recent proposals.  There may be additional proposed regulations as the remaining provisions of the Dodd-Frank Act are implemented.  Because the CFTC did not complete its rulemaking process by the Act’s deadline of July 16, 2011, it has deferred the effective date of the provisions of the Dodd-Frank Act that require a rulemaking until not less than 60 days after publication of final rules.  Until the final regulations are established, we are unable to ascertain how we may be affected.  Based on our assessment of the proposed regulations issued to date, we expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity and interest-rate risks; however, the costs of doing so may increase as a result of the new legislation.  We also may incur additional costs associated with our compliance with the new regulations and anticipated additional record-keeping, reporting and disclosure obligations.

Legal Proceedings - We are a party to various litigation matters and claims that have arisen in the normal course of our operations.  While the results of litigation and claims cannot be predicted with certainty and we are unable to estimate reasonably possible losses, we believe the final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

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

Customers - For the three months ended June 30, 2011, our ONEOK Partners segment had one single external customer from which it received 10 percent of our consolidated gross revenues.  For the six months ended June 30, 2011, and the three and six months ended June 30, 2010, we had no single external customer from which we received 10 percent or more of our consolidated gross revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended June 30, 2011	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$2,685,520	$323,596	$504,756	$604	$3,514,476
Intersegment revenues	98,699	3,065	111,273	(213,037)	-
Total revenues	$2,784,219	$326,661	$616,029	$(212,433)	$3,514,476

Net margin	$359,540	$161,956	$(433)	$585	$521,648
Operating costs	113,581	106,602	5,298	214	225,695
Depreciation and amortization	43,714	34,469	111	530	78,824
Loss on sale of assets	(212)	-	-	-	(212)
Operating income	$202,033	$20,885	$(5,842)	$(159)	$216,917

Equity earnings from investments	$29,544	$-	$-	$-	$29,544
Capital expenditures	$265,333	$61,899	$3	$1,858	$329,093
(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment’s regulated operations had revenues of $153.0 million, net margin of $113.2 million and operating income of $53.5 million.

(b) - Our Distribution segment has regulated and non-regulated operations. Our Distribution segment's regulated operations had revenues of $257.0 million, net margin of $159.1 million and operating income of $20.2 million.

Three Months Ended June 30, 2010	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$1,947,032	$338,476	$520,856	$767	$2,807,131
Intersegment revenues	108,089	3,757	134,885	(246,731)	-
Total revenues	$2,055,121	$342,233	$655,741	$(245,964)	$2,807,131

Net margin	$288,162	$161,481	$7,669	$765	$458,077
Operating costs	97,958	98,245	6,544	834	203,581
Depreciation and amortization	43,987	30,877	193	453	75,510
Loss on sale of assets	(260)	(13)	-	-	(273)
Operating income	$145,957	$32,346	$932	$(522)	$178,713

Equity earnings from investments	$20,676	$-	$-	$-	$20,676
Capital expenditures	$62,867	$46,947	$-	$1,617	$111,431
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

Six Months Ended June 30, 2011	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$5,088,337	$1,109,291	$1,182,556	$1,180	$7,381,364
Intersegment revenues	195,492	7,840	325,212	(528,544)	-
Total revenues	$5,283,829	$1,117,131	$1,507,768	$(527,364)	$7,381,364

Net margin	$689,094	$409,362	$55,516	$1,225	$1,155,197
Operating costs	222,324	213,231	13,302	450	449,307
Depreciation and amortization	86,444	70,449	259	1,063	158,215
Loss on sale of assets	(722)	-	-	-	(722)
Operating income	$379,604	$125,682	$41,954	$(288)	$546,953

Equity earnings from investments	$61,636	$-	$-	$-	$61,636
Investments in unconsolidated affiliates	$1,177,219	$-	$-	$-	$1,177,219
Total assets	$8,642,136	$3,128,741	$559,976	$705,480	$13,036,333
Noncontrolling interests in consolidated subsidiaries	$5,185	$-	$-	$1,475,430	$1,480,615
Capital expenditures	$410,159	$109,049	$3	$4,561	$523,772
(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment’s regulated operations had revenues of $308.5 million, net margin of $229.1 million and operating income of $113.1 million.

(b) - Our Distribution segment has regulated and non-regulated operations. Our Distribution segment's regulated operations had revenues of $941.2 million, net margin of $402.9 million and operating income of $123.3 million.

Six Months Ended June 30, 2010	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$4,014,107	$1,336,384	$1,379,089	$1,518	$6,731,098
Intersegment revenues	245,020	7,248	470,487	(722,755)	-
Total revenues	$4,259,127	$1,343,632	$1,849,576	$(721,237)	$6,731,098

Net margin	$549,287	$408,307	$118,288	$1,515	$1,077,397
Operating costs	194,266	198,021	13,971	668	406,926
Depreciation and amortization	87,857	64,222	346	942	153,367
Loss on sale of assets	(1,045)	(13)	-	-	(1,058)
Operating income	$266,119	$146,051	$103,971	$(95)	$516,046

Equity earnings from investments	$41,792	$-	$-	$-	$41,792
Investments in unconsolidated affiliates	$757,232	$-	$-	$-	$757,232
Total assets	$7,780,642	$2,951,755	$627,190	$760,324	$12,119,911
Noncontrolling interests in consolidated subsidiaries	$5,276	$-	$-	$1,478,069	$1,483,345
Capital expenditures	$98,694	$78,325	$52	$2,633	$179,704
(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment's regulated operations had revenues of $303.9 million, net margin of $252.2 million and operating income of $136.2 million.

(b) - Our Distribution segment has regulated and non-regulated operations. Our Distribution segment's regulated operations had revenues of $1,133.4 million, net margin of $401.6 million and operating income of $143.2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for a 12-month period.

Growth Projects - Drilling rig counts are higher and related development activities continue to progress in many areas of ONEOK Partners’ operations compared with 2010.  Increasing natural gas and NGL production resulting from this activity has required additional capital investments to increase the capacity of the infrastructure to bring these commodities to market.  In response to this increased production, ONEOK Partners has announced $2.7 billion to $3.3 billion in new capital projects to meet the needs of oil and natural gas producers in the Bakken Shale, the Cana-Woodford Shale and the Granite Wash areas and for additional NGL infrastructure in the Mid-Continent and Gulf Coast areas, which, when completed, are anticipated to provide additional earnings and cash flows.  See discussion of ONEOK Partners’ growth projects in the “Financial Results and Operating Information” section for our ONEOK Partners segment.

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

Unit Split - In June 2011, ONEOK Partners announced that the board of directors of its general partner approved a two-for-one split of its common and Class B units. The two-for-one unit split was effected on July 12, 2011, by a distribution of one unit for each unit outstanding and held by unitholders of record on June 30, 2011.  In July 2011, ONEOK Partners’ partnership agreement was amended to adjust the formula for distributing available cash among the general partner and limited partners to reflect the unit split.  As a result of this unit split, we have adjusted all unit and per-unit amounts contained herein to be presented on a post-split basis.

Dividends/Distributions - We declared a quarterly dividend of $0.56 per share ($2.24 per share on an annualized basis) in July 2011, an increase of approximately 22 percent over the $0.46 declared in July 2010.  A cash distribution from ONEOK Partners of $0.585 per unit ($2.34 per unit on an annualized basis) was declared in July 2011, an increase of approximately 4 percent over the $0.56 per unit declared in July 2010.

ONEOK 2011 Credit Agreement - On April 5, 2011, ONEOK entered into the ONEOK 2011 Credit Agreement, which replaced the ONEOK Credit Agreement.

ONEOK Partners 2011 Credit Agreement - On August 1, 2011, ONEOK Partners entered into the ONEOK Partners 2011 Credit Agreement, which replaced the ONEOK Partners Credit Agreement.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2011 vs. 2010		2011 vs. 2010
Financial Results	2011	2010	2011	2010	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues	$3,514.5	$2,807.1	$7,381.4	$6,731.1	$707.4	25%	$650.3	10%
Cost of sales and fuel	2,992.9	2,349.0	6,226.2	5,653.7	643.9	27%	572.5	10%
Net margin	521.6	458.1	1,155.2	1,077.4	63.5	14%	77.8	7%
Operating costs	225.7	203.6	449.3	406.9	22.1	11%	42.4	10%
Depreciation and amortization	78.8	75.5	158.2	153.4	3.3	4%	4.8	3%
Loss on sale of assets	(0.2)	(0.3)	(0.7)	(1.1)	0.1	33%	0.4	36%
Operating income	$216.9	$178.7	$547.0	$516.0	$38.2	21%	$31.0	6%

Equity earnings from investments	$29.5	$20.7	$61.6	$41.8	$8.8	43%	$19.8	47%
Interest expense	$(75.5)	$(75.4)	$(154.8)	$(151.9)	$0.1	0%	$2.9	2%
Net income attributable to noncontrolling interests	$(79.6)	$(44.7)	$(148.8)	$(76.8)	$34.9	78%	$72.0	94%
Capital expenditures	$329.1	$111.3	$523.8	$179.7	$217.8	*	$344.1	*
* Percentage change is greater than 100 percent.

Operating income increased 21 percent and 6 percent for the three and six months ended June 30, 2011, respectively, compared with the same periods last year, reflecting higher results at our ONEOK Partners segment, offset partially by lower operating income at our Distribution and Energy Services segments.  Our ONEOK Partners segment’s operating income increased due primarily to more favorable NGL price differentials and higher NGL volumes gathered and fractionated, offset partially by the deconsolidation of Overland Pass Pipeline in September 2010 in its natural gas liquids business.

Our Distribution segment’s operating income decreased due to increased operating costs and depreciation and amortization expense.

Our Energy Services segment’s operating income for the three-month period decreased due to lower transportation margins, net of hedging activities, resulting from narrower realized natural gas price location differentials, offset partially by increased storage and marketing margins, net of hedging activities.  For the six-month period, our Energy Services segment’s operating income decreased due to lower transportation margins, net of hedging activities, and lower storage and marketing margins, net of hedging activities.

Operating costs increased for the three and six months ended June 30, 2011, compared with the same periods last year, due primarily to increased share-based compensation costs and other benefit costs.

Equity earnings from investments increased for the three and six months ended June 30, 2011, compared with the same periods last year, due to increased contracted capacity on Northern Border Pipeline and the impact of accounting for Overland Pass Pipeline Company as an equity method investment beginning in September 2010.

Net income attributable to noncontrolling interests for the three and six months ended June 30, 2011 and 2010, primarily reflects the portion of ONEOK Partners that we do not own and reflects higher earnings in our ONEOK Partners segment.

Capital expenditures increased for the three and six months ended June 30, 2011, compared with the same periods last year, due primarily to the new growth projects in ONEOK Partners’ natural gas gathering and processing and natural gas liquids businesses.

Additional information regarding our financial results and operating information is provided in the following discussion for each of our segments.

ONEOK Partners

Overview - We own approximately 84.8 million common and Class B limited partner units, and the entire 2-percent general partner interest, which, together, represents a 42.8-percent ownership interest in ONEOK Partners.  We receive distributions from ONEOK Partners on our common and Class B units and our 2-percent general partner interest, which includes our incentive distribution rights.  See Note O of the Notes to Consolidated Financial Statements in our Annual Report for discussion of our incentive distribution rights.

Natural gas gathering and processing business - ONEOK Partners’ natural gas gathering and processing business is engaged in the gathering and processing of natural gas produced from crude oil and natural gas wells, primarily in the Mid-Continent and Rocky Mountain regions.  These regions include the Anadarko Basin of Oklahoma that contains the NGL-rich Cana-Woodford Shale formation; Hugoton and Central Kansas Uplift Basins of Kansas; the Williston Basin of Montana and North Dakota that includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations; and the Powder River Basin of Wyoming.  Through gathering systems, natural gas is aggregated and treated or processed for removal of water vapor, solids and other contaminants, and to extract NGLs in order to provide marketable natural gas, commonly referred to as residue gas.  When the NGLs are separated from the unprocessed natural gas at the processing plants, the NGLs are generally in the form of a mixed, unfractionated NGL stream.  In the Powder River Basin, the natural gas that ONEOK Partners gathers is coal-bed methane, or dry, natural gas that does not require processing or NGL extraction, in order to be marketable.  Dry natural gas is gathered, compressed and delivered into a downstream pipeline or marketed for a fee.

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

Growth Projects - Natural gas gathering and processing business - ONEOK Partners’ natural gas gathering and processing business announced in 2010 and early 2011 approximately $950 million to $1.1 billion in growth projects in the Williston Basin and Cana-Woodford Shale area that will enable ONEOK Partners to meet the rapidly growing needs of crude oil and natural gas producers in those areas.

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

Cana-Woodford Shale projects - In 2010, ONEOK Partners completed projects totaling approximately $38 million in the Cana-Woodford Shale development in Oklahoma, which included the connection of its western Oklahoma natural gas gathering system to its Maysville natural gas processing facility in central Oklahoma, as well as new well connections to gather and process additional Cana-Woodford Shale natural gas volumes.

Natural gas liquids business - The growth strategy in the natural gas liquids business is focused around the oil and natural gas drilling activity in shale plays from the Rockies through the Mid-Continent region down to the Texas Gulf Coast region.  Increasing natural gas and NGL production resulting from this activity has required ONEOK Partners to make additional capital investments to increase the capacity of its infrastructure to bring these commodities to market.  ONEOK Partners’ natural gas liquids business has announced plans to invest approximately $1.7 billion to $2.2 billion.  This investment will accommodate growing NGL supplies from the shale plays across ONEOK Partners’ unfractionated natural gas liquids gathering system, as well as alleviate infrastructure constraints between the Mid-Continent and Texas Gulf Coast regions.

Sterling III Pipeline and reconfiguring Sterling I and II Pipelines - ONEOK Partners plans to build a 570-plus-mile natural gas liquids pipeline, the Sterling III Pipeline, which will have the flexibility to transport either unfractionated NGLs or NGL products from the Mid-Continent to the Texas Gulf Coast.  The Sterling III Pipeline will traverse the NGL-rich Woodford Shale that is currently under development, as well as provide transportation capacity for the growing NGL production from the Cana-Woodford Shale and Granite Wash areas, where the pipeline can gather unfractionated NGLs from the new natural gas processing plants that are being built as a result of increased drilling activity in these areas.  The Sterling III Pipeline will have an initial capacity to transport up to 193 MBbl/d of production from ONEOK Partners’ natural gas liquids infrastructure at Medford, Oklahoma, to its storage and fractionation facilities in Mont Belvieu, Texas.  Additional pump stations could expand the capacity of the pipeline to 250 MBbl/d.  Following the receipt of all necessary permits and the acquisition of rights-of-way, construction is scheduled to begin in 2013, with an expected completion late the same year.

The investment also includes reconfiguring its existing Sterling I and II Pipelines, which currently distribute NGL products between the Mid-Continent and Gulf Coast NGL market centers, to transport either unfractionated NGLs or NGL products.

The project costs for the new pipeline and reconfiguring projects are estimated to be $610 million to $810 million, excluding AFUDC.

MB-2 fractionator - ONEOK Partners plans to construct a 75-MBbl/d fractionator, MB-2, near ONEOK Partners’ storage facility in Mont Belvieu, Texas.  The Texas Commission on Environmental Quality (TCEQ) has approved the permit application to build this fractionator.  Construction of the MB-2 fractionator began in June 2011 and is expected to be completed in mid-2013.  The cost of the MB-2 fractionator is estimated to be $300 million to $390 million, excluding AFUDC.  The fractionator can be expanded to 125 MBbl/d to accommodate additional NGL volumes as they are added to the Arbuckle Pipeline and the Sterling I, II and III pipelines.

Bakken Pipeline and related projects - ONEOK Partners plans to build a 525- to 615-mile natural gas liquids pipeline, the Bakken Pipeline to transport unfractionated NGLs from the Williston Basin to the Overland Pass Pipeline.  The Bakken Pipeline will initially have capacity to transport up to 60 MBbl/d of unfractionated NGL production.  The unfractionated NGLs will then be delivered to ONEOK Partners’ existing natural gas liquids fractionation and distribution infrastructure in the Mid-Continent.  Project costs for the new pipeline are estimated to be $450 million to $550 million, excluding AFUDC.

NGL supply commitments for the Bakken Pipeline will be anchored by NGL production from ONEOK Partners’ natural gas processing plants in the Williston Basin.  Following receipt of all necessary permits, construction of the 12-inch diameter pipeline is expected to begin in the second quarter of 2012 and be in service during the first half of 2013.

The unfractionated NGLs from the Bakken Pipeline and other supply sources under development in the Rockies will require installing additional pump stations and expanding existing pump stations on the Overland Pass Pipeline, in which ONEOK Partners has a 50-percent interest.  These additions and expansions will increase the capacity of Overland Pass Pipeline to 255 MBbl/d.  ONEOK Partners’ anticipated share of the costs for this project is estimated to be $35 million to $40 million, excluding AFUDC.

Bushton Fractionator Expansion - To accommodate the additional volume from the Bakken Pipeline, ONEOK Partners will invest $110 million to $140 million, excluding AFUDC, to expand and upgrade its existing fractionation capacity at Bushton, Kansas, increasing its capacity to 210 MBbl/d from 150 MBbl/d.  This project is expected to be in service during the first half of 2013.

Cana-Woodford Shale and Granite Wash projects - ONEOK Partners plans to invest approximately $197 million to $257 million, excluding AFUDC, in its existing Mid-Continent infrastructure, primarily in the Cana-Woodford Shale and Granite Wash areas.  These investments will expand ONEOK Partners’ ability to transport unfractionated NGLs from these Mid-Continent supply areas to fractionation facilities in Oklahoma and Texas and distribute NGL products to the Mid-Continent, Gulf Coast and upper Midwest market centers.

These investments include constructing more than 230 miles of natural gas liquids pipelines that will expand its existing Mid-Continent natural gas liquids gathering system in the Cana-Woodford Shale and Granite Wash areas.  The pipelines will connect to three new third-party natural gas processing facilities that are under construction and to three existing third-party natural gas processing facilities that are being expanded.  Additionally, ONEOK Partners will install additional pump stations on the Arbuckle Pipeline to increase its capacity to 240 MBbl/d.  When completed, these projects are expected to add approximately 75 to 80 MBbl/d of unfractionated NGLs to ONEOK Partners’ existing natural gas liquids gathering systems.  These projects are expected to be in service during the first half of 2012 and cost approximately $180 million to $240 million, excluding AFUDC.

In 2010, ONEOK Partners invested approximately $17 million to increase the accessibility of new NGL supply to the Arbuckle Pipeline and Mont Belvieu fractionation facilities.

Sterling I Pipeline Expansion - ONEOK Partners is installing seven additional pump stations for approximately $36 million, excluding AFUDC, along its existing Sterling I natural gas liquids distribution pipeline, increasing its capacity by 15 MBbl/d, which will be supplied by ONEOK Partners’ Mid-Continent natural gas liquids infrastructure.  The Sterling I pipeline transports NGL products from ONEOK Partners’ fractionator in Medford, Oklahoma, to the Mont Belvieu, Texas, market center.  The pump stations are expected to be in service by late third quarter 2011.

For a discussion of ONEOK Partners’ capital expenditure financing, see “Capital Expenditures” in “Liquidity and Capital Resources” on page 48.

Selected Financial Results and Operating Information - Beginning in September 2010, following the sale of a 49-percent interest, Overland Pass Pipeline Company was deconsolidated and prospectively accounted for under the equity method in ONEOK Partners’ natural gas liquids business.  The following table sets forth certain selected financial results for our ONEOK Partners segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2011 vs. 2010		2011 vs. 2010
Financial Results	2011	2010	2011	2010	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues	$2,784.2	$2,055.1	$5,283.8	$4,259.1	$729.1	35%	$1,024.7	24%
Cost of sales and fuel	2,424.7	1,766.9	4,594.7	3,709.8	657.8	37%	884.9	24%
Net margin	359.5	288.2	689.1	549.3	71.3	25%	139.8	25%
Operating costs	113.6	97.9	222.3	194.3	15.7	16%	28.0	14%
Depreciation and amortization	43.7	44.0	86.4	87.9	(0.3)	(1%)	(1.5)	(2%)
Loss on sale of assets	(0.2)	(0.3)	(0.8)	(1.0)	(0.1)	(33%)	(0.2)	(20%)
Operating income	$202.0	$146.0	$379.6	$266.1	$56.0	38%	$113.5	43%

Equity earnings from investments	$29.5	$20.7	$61.6	$41.8	$8.8	43%	$19.8	47%
Interest expense	$(57.6)	$(53.3)	$(114.9)	$(107.5)	$4.3	8%	$7.4	7%
Capital expenditures	$265.3	$62.9	$410.2	$98.7	$202.4	*	$311.5	*
* Percentage change is greater than 100 percent.

Net margin increased for the three months ended June 30, 2011, compared with the same period last year, due primarily to the following:

•
an increase of $64.6 million related to higher optimization margins due to more favorable NGL price differentials and additional fractionation and transportation capacity available for optimization activities between the Conway, Kansas, and Mont-Belvieu, Texas, NGL market centers in ONEOK Partners’ natural gas liquids business;

•
an increase of $7.3 million from higher NGL volumes gathered and fractionated in Texas and the Mid-Continent and Rocky Mountain regions, excluding the impact of the September 2010 deconsolidation of Overland Pass Pipeline Company, and contract renegotiations for higher rates associated with ONEOK Partners’ NGL exchange services, offset partially by higher costs associated with NGL volumes fractionated by third parties in its natural gas liquids business;

•	an increase of $7.1 million due to higher net realized commodity prices in ONEOK Partners’ natural gas gathering and processing business;
•	an increase of $4.7 million due to favorable changes in contract terms in ONEOK Partners’ natural gas gathering and processing business; and

•
an increase of $4.0 million related to higher isomerization margins resulting from wider price differentials between normal butane and iso-butane in ONEOK Partners’ natural gas liquids business; offset partially by

•	a decrease of $16.7 million due to the deconsolidation of Overland Pass Pipeline Company, which is now accounted for under the equity method in ONEOK Partners’ natural gas liquids business.

Net margin increased for the six months ended June 30, 2011, compared with the same period last year, due primarily to the following:

•
an increase of $118.2 million related to higher optimization margins due to more favorable NGL price differentials and additional fractionation and transportation capacity available for optimization activities between the Conway, Kansas, and Mont-Belvieu, Texas, NGL market centers in ONEOK Partners’ natural gas liquids business;

•
an increase of $21.1 million from higher NGL volumes gathered and fractionated in Texas and the Mid-Continent and Rocky Mountain regions, excluding the impact of the September 2010 deconsolidation of Overland Pass Pipeline Company, and contract renegotiations for higher rates associated with ONEOK Partners’ NGL exchange services, offset partially by higher costs associated with NGL volumes fractionated by third parties in its natural gas liquids business;

•	an increase of $15.1 million due to higher net realized commodity prices in ONEOK Partners’ natural gas gathering and processing business;
•	an increase of $8.8 million due to favorable changes in contract terms in ONEOK Partners’ natural gas gathering and processing business; and
•	an increase of $6.1 million due to higher storage margins as a result of contract renegotiations in ONEOK Partners’ natural gas liquids business; offset partially by
•	a decrease of $32.3 million due to the deconsolidation of Overland Pass Pipeline Company, which is now accounted for under the equity method in ONEOK Partners’ natural gas liquids business.

Operating costs increased for the three months ended June 30, 2011, compared with the same period last year, due primarily to the following:

•
an increase of $11.6 million in employee-related costs associated with incentive and benefit plans, which includes higher share-based compensation costs resulting from common stock awarded to employees as part of ONEOK’s stock award program and the appreciation in ONEOK’s share price affecting all of ONEOK Partners’ businesses; and

•
an increase of $3.3 million due to higher ad valorem taxes associated with the completed capital projects in ONEOK Partners’ natural gas gathering and processing and natural gas pipelines businesses; offset partially by

•
a decrease of $3.5 million due to the deconsolidation of Overland Pass Pipeline Company, which is now accounted for under the equity method of accounting in ONEOK Partners’ natural gas liquids business.

Operating costs increased for the six months ended June 30, 2011, compared with the same period last year, due primarily to the following:

•
an increase of $18.9 million in employee-related costs associated with incentive and benefit plans, which includes higher share-based compensation costs resulting from common stock awarded to employees as part of ONEOK’s stock award program and the appreciation in ONEOK’s share price affecting all of ONEOK Partners’ businesses; and

•	an increase of $6.4 million due to higher ad valorem taxes associated with the completed capital projects in all of ONEOK Partners’ businesses; offset partially by
•
a decrease of $5.6 million due to the deconsolidation of Overland Pass Pipeline Company, which is now accounted for under the equity method of accounting in ONEOK Partners’ natural gas liquids business.

Equity earnings from investments increased for the three and six months ended June 30, 2011, compared with the same periods last year, due primarily to increased contracted capacity on Northern Border Pipeline in ONEOK Partners’ natural gas pipelines business.  Northern Border Pipeline benefited from wider natural gas price differentials between the markets it serves.  Substantially all of Northern Border Pipeline’s capacity has been contracted through October 2012.  Equity earnings also includes Overland Pass Pipeline Company in ONEOK Partners’ natural gas liquids business, which it began accounting for under the equity method of accounting beginning in September 2010.

Capital expenditures increased for the three and six months ended June 30, 2011, compared with the same periods last year, due primarily to the growth projects in ONEOK Partners’ natural gas gathering and processing and natural gas liquids businesses.

Selected Operating Information - The following table sets forth selected operating information for ONEOK Partners’ businesses for the periods indicated:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2011	2010	2011	2010
Natural gas gathering and processing business
Natural gas gathered (BBtu/d)	1,026	1,088	1,009	1,090
Natural gas processed (BBtu/d)	682	690	661	677
Residue gas sales (BBtu/d)	300	290	287	283
Realized composite NGL net sales price ($/gallon) (b)	$1.09	$0.90	$1.09	$0.94
Realized condensate net sales price ($/Bbl) (b)	$82.43	$63.45	$79.35	$62.92
Realized residue gas net sales price ($/MMBtu) (b)	$5.77	$5.37	$5.95	$5.33
Realized gross processing spread ($/MMBtu) (b)	$8.38	$3.48	$8.36	$3.70
Natural gas pipelines business
Natural gas transportation capacity contracted (MDth/d) (c)	5,295	5,494	5,466	5,699
Transportation capacity subscribed	82%	85%	84%	88%
Average natural gas price
Mid-Continent region ($/MMBtu)	$4.18	$4.07	$4.14	$4.55
Natural gas liquids business
NGL sales (MBbl/d)	482	449	480	438
NGLs fractionated (MBbl/d) (d)	541	524	518	508
NGLs transported-gathering lines (MBbl/d) (e)	432	480	415	460
NGLs transported-distribution lines (MBbl/d)	462	482	462	475
Conway-to-Mont Belvieu OPIS average price differential
Ethane ($/gallon)	$0.20	$0.16	$0.17	$0.12
(a) - For consolidated entities only.
(b) - Presented net of the impact of hedging activities and includes equity volumes only.
(c) - Unit of measure converted from MMcf/d in the third quarter of 2010. Prior periods have been recast to reflect this change.
(d) - Includes volumes fractionated from company-owned and third-party facilities.
(e) - 2010 volume information includes 103 MBbl/d and 100 MBbl/d for the three and six months ended June 30, 2010, respectively, related to Overland Pass Pipeline Company which is accounted for under the equity method in 2011.

Natural gas gathered decreased for the three and six months ended June 30, 2011, compared with the same periods last year, due to continued production declines, primarily in the Powder River Basin in Wyoming, offset partially by increased drilling activity in the Williston Basin.

Natural gas processed decreased for the three and six months ended June 30, 2011, compared with the same periods last year, due primarily to natural production declines in western Oklahoma and Kansas, offset partially by increased drilling activity in the Williston Basin.

Natural gas transportation capacity contracted and subscribed decreased for the three and six months ended June 30, 2011, compared with the same periods last year, due primarily to lower contracted capacity on Midwestern Gas Transmission due to narrower natural gas price location differentials between the markets it serves.  ONEOK Partners’ other natural gas pipelines primarily serve end-users, such as natural gas distribution companies and electric-generation companies, that require natural gas to operate their business regardless of natural gas price location differentials.

NGLs gathered and fractionated, excluding the impact of the September 2010 deconsolidation of Overland Pass Pipeline Company, increased for the three and six months ended June 30, 2011, compared with the same periods last year, due primarily to increased production through existing connections in Texas and the Mid-Continent and Rocky Mountain regions and new supply connections in the Mid-Continent and Rocky Mountain regions.

NGLs transported on distribution lines decreased for the three and six months ended June 30, 2011, compared with the same period last year, due primarily to managing the transportation of unfractionated NGL volumes across the system by placing additional NGL volumes on the Arbuckle natural gas liquids gathering pipeline to Mont Belvieu to capture additional margins from favorable NGL price location differentials.

Commodity Price Risk - The following tables set forth ONEOK Partners’ natural gas gathering and processing business' hedging information for the periods indicated, as of June 30, 2011:

	Six Months Ending
	December 31, 2011
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d) (a)	5,126	$1.22	/ gallon	63%
Condensate (Bbl/d) (a)	1,643	$2.15	/ gallon	76%
Total (Bbl/d)	6,769	$1.44	/ gallon	66%
Natural gas (MMBtu/d)	25,353	$5.66	/ MMBtu	79%
(a) - Hedged with fixed-price swaps.

	Year Ending
	December 31, 2012
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d) (a)	5,169	$1.61	/ gallon	47%
Condensate (Bbl/d) (a)	1,819	$2.43	/ gallon	75%
Total (Bbl/d)	6,988	$1.82	/ gallon	52%
Natural gas (MMBtu/d)	25,301	$5.09	/ MMBtu	45%
(a) - Hedged with fixed-price swaps.

	Year Ending
	December 31, 2013
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d) (a)	367	$2.55	/ gallon	2%
Condensate (Bbl/d) (a)	649	$2.55	/ gallon	25%
Total (Bbl/d)	1,016	$2.55	/ gallon	5%
(a) - Hedged with fixed-price swaps.

ONEOK Partners’ natural gas gathering and processing business’ commodity price risk is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at June 30, 2011, excluding the effects of hedging, and assuming normal operating conditions.  ONEOK Partners’ condensate sales are based on the price of crude oil.  ONEOK Partners estimates the following:
•	a $0.01 per gallon change in the composite price of NGLs would change annual net margin by approximately $1.3 million;
•	a $1.00 per barrel change in the price of crude oil would change annual net margin by approximately $1.2 million; and
•	a $0.10 per MMBtu change in the price of natural gas would change annual net margin by approximately $1.5 million.

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

Selected Financial Results - The following table sets forth certain selected financial results for our Distribution segment for the periods indicated:

Three Months Ended			Six Months Ended		Three Months		Six Months
June 30,			June 30,		2011 vs. 2010		2011 vs. 2010
Financial Results	2011	2010	2011	2010	Increase (Decrease)		Increase (Decrease)
(Millions of dollars)
Gas sales	$297.9	$313.3	$1,048.8	$1,275.8	$(15.4)	(5%)	$(227.0)	(18%)
Transportation revenues	19.0	18.5	48.0	48.1	0.5	3%	(0.1)	(0%)
Cost of gas	164.6	180.8	707.7	935.3	(16.2)	(9%)	(227.6)	(24%)
Net margin, excluding other revenues	152.3	151.0	389.1	388.6	1.3	1%	0.5	0%
Other revenues	9.7	10.5	20.3	19.7	(0.8)	(7%)	0.6	3%
Net Margin	162.0	161.5	409.4	408.3	0.5	0%	1.1	0%
Operating costs	106.6	98.3	213.3	198.0	8.3	8%	15.3	8%
Depreciation and amortization	34.5	30.9	70.4	64.2	3.6	12%	6.2	10%
Operating income	$20.9	$32.3	$125.7	$146.1	$(11.4)	(35%)	$(20.4)	(14%)
Capital expenditures	$61.9	$46.9	$109.0	$78.3	$15.0	32%	$30.7	39%

The following table sets forth our net margin, excluding other revenues, by type of customer, for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2011 vs. 2010		2011 vs. 2010
Net margin, excluding other revenues	2011	2010	2011	2010	Increase (Decrease)		Increase (Decrease)
Gas sales	(Millions of dollars)
Regulated
Residential	$105.9	$106.0	$271.1	$271.1	$(0.1)	(0%)	$-	0%
Commercial	23.2	22.5	59.8	58.9	0.7	3%	0.9	2%
Industrial	0.8	0.6	1.6	1.3	0.2	33%	0.3	23%
Wholesale/Public Authority	0.6	0.9	2.1	2.5	(0.3)	(33%)	(0.4)	(16%)
Retail marketing	2.8	2.5	6.5	6.7	0.3	12%	(0.2)	(3%)
Net margin on gas sales	133.3	132.5	341.1	340.5	0.8	1%	0.6	0%
Transportation margin	19.0	18.5	48.0	48.1	0.5	3%	(0.1)	(0%)
Net margin, excluding other revenues	$152.3	$151.0	$389.1	$388.6	$1.3	1%	$0.5	0%

Net margin was relatively unchanged for the three and six months ended June 30, 2011, compared with the same periods last year.

Operating costs increased for the three months ended June 30, 2011, compared with the same period last year, due primarily  to the following:
•	an increase of $5.5 million in share-based compensation costs from common stock awarded to employees as part of ONEOK’s stock award program and the appreciation in ONEOK’s share price;
•	an increase of $1.2 million from increased pension costs as a result of the annual change in our estimated discount rate; and
•	an increase of $1.0 million from higher health benefit costs.

Operating costs increased for the six months ended June 30, 2011, compared with the same period last year, due primarily  to the following:
•	an increase of $11.2 million in share-based compensation costs from common stock awarded to employees as part of ONEOK’s stock award program and the appreciation in ONEOK’s share price;
•	an increase of $2.4 million from increased pension costs as a result of the annual change in our estimated discount rate; and
•	an increase of $1.9 million from higher health care benefit costs.

Depreciation and amortization expense increased for the three and six months ended June 30, 2011, compared with the same periods last year, due primarily to an increase of $1.5 million and $2.9 million, respectively, in regulatory amortization associated with previously deferred costs that have been approved for recovery in our revenues and higher depreciation expense of $2.1 million and $3.3 million, respectively, associated with the additional capital expenditures in 2010, particularly an additional investment of $31 million in automated meter reading in Oklahoma.

Capital Expenditures - Our capital expenditures program includes expenditures for extending service to new areas, modifications to customer-service lines, increasing system capabilities, general replacements and improvements.  It is our practice to maintain and upgrade facilities to ensure safe, reliable and efficient operations.

Capital expenditures increased for the three and six months ended June 30, 2011, compared with the same periods last year, due to the timing of construction activities in 2011 and continued investment in automated meter reading.

Selected Operating Information - The following tables set forth certain selected information for the regulated operations of our Distribution segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Number of Customers	2011	2010	2011	2010
Residential	1,924,608	1,917,053	1,931,569	1,923,865
Commercial	153,734	154,231	155,087	155,859
Industrial	1,237	1,282	1,242	1,289
Wholesale/Public Authority	2,736	2,715	2,760	2,686
Transportation	11,677	7,757	11,643	9,447
Total customers	2,093,992	2,083,038	2,102,301	2,093,146

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Volumes (MMcf)	2011	2010	2011	2010
Gas sales
Residential	12,336	12,246	70,801	74,702
Commercial	4,343	4,245	19,898	21,423
Industrial	287	232	710	625
Wholesale/Public Authority	393	3,621	1,562	5,105
Total volumes sold	17,359	20,344	92,971	101,855
Transportation	46,433	48,154	108,882	110,308
Total volumes delivered	63,792	68,498	201,853	212,163

Residential and commercial volumes decreased for the six months ended June 30, 2011, compared with the same period last year, due to warmer temperatures across our entire service territory in the first quarter of 2011; however, the impact on margin was moderated by weather-normalization mechanisms.

Regulatory Initiatives - Oklahoma - In February 2011, Oklahoma Natural Gas filed its first application related to its performance-based rate change mechanism.  The application did not seek a modification of customer rates because Oklahoma Natural Gas’ regulatory return on equity was within the range approved by the OCC.  The OCC signed the final order on this filing on July 5, 2011, with no modification to customer rates.

In September 2010, Oklahoma Natural Gas filed an application and supporting testimony with the OCC seeking approval of a demand portfolio of conservation and energy-efficiency programs and authorizing recovery of costs and performance incentives.  A settlement agreement was reached between all the parties and filed at the OCC on February 10, 2011.  This agreement allows Oklahoma Natural Gas to pursue the key energy-efficiency programs requested in its filing and allows the company to earn an estimated $1.5 million annually beginning mid-2012 if program objectives are achieved.  The filing and settlement agreement was approved by the OCC on May 12, 2011, and billings to customers began in June 2011.

Texas - Texas Gas Service made annual filings for interim rate relief under the Gas Reliability Infrastructure Program (GRIP) statute with the cities of Austin, Texas, and surrounding communities in February 2011 and El Paso, Texas, in May 2011 for approximately $1.6 million and $1.1 million, respectively.  This statute is a capital-recovery mechanism that allows for an interim rate adjustment providing recovery and a return on incremental capital investments made between rate cases.  In May 2011, the city of Austin approved the filing in the amount of $1.5 million to become effective in June 2011.  If approved, new rates are expected to become effective for El Paso in August 2011.  In the normal course of business, we have filed for GRIP and cost-of-service adjustments in various Texas jurisdictions that address investments in rate base and changes in expense.

Energy Services

Overview - Our Energy Services segment’s primary focus is to create value for our customers by delivering natural gas products and providing risk-management services through our network of contracted natural gas transportation and storage capacity and natural gas supply.  This contracted storage and transportation capacity connects the major supply and demand centers throughout the United States and into Canada.  Our customers are primarily LDCs, electric utilities, and commercial and industrial end-users.  Our customers’ natural gas needs vary with seasonal changes in weather and are therefore somewhat unpredictable.

To ensure natural gas is available when our customers need it, we offer premium services and products that satisfy our customers’ swing and peaking natural gas commodity requirements on a year-round basis.  We also provide no-notice service, weather-related protection and other custom solutions based on our customers’ specific needs.  Our storage and transportation assets enable us to provide these services and provide us with opportunities to optimize our contracted assets through our application of market knowledge and risk-management skills.  Recently, location and seasonal basis differentials have narrowed, resulting in reduced opportunities to optimize our firm transportation and storage capacity.

Our Energy Services segment has focused its efforts on aligning its contracted natural gas transportation and storage capacity with meeting the needs of its premium-services customers.  The effect of this strategy has been a reduction in its contracted natural gas transportation and storage capacity, which also will reduce its working-capital requirements primarily through a reduction in natural gas inventory levels.  Approximately 15 percent of our transportation contracts and approximately 21 percent of our storage contracts expire by the end of 2012, and approximately 75 percent of our transportation contracts and approximately 92 percent of our storage contracts expire by the end of 2015.

An increase in shale gas production and related pipeline construction has resulted in excess natural gas supply in certain areas of the United States and Canada and lower volatility in natural gas prices.  In prior years, we were able to hedge location differentials and seasonal storage spreads at more favorable rates compared with opportunities currently available to us.  These factors have impacted negatively our Energy Services segment's results of operations in 2011, and we anticipate these factors will persist into 2012.

Selected Financial Results - The following table sets forth certain selected financial results for our Energy Services segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2011 vs. 2010		2011 vs. 2010
Financial Results	2011	2010	2011	2010	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues	$616.0	$655.7	$1,507.8	$1,849.6	$(39.7)	(6%)	$(341.8)	(18%)
Cost of sales and fuel	616.4	648.1	1,452.3	1,731.3	(31.7)	(5%)	(279.0)	(16%)
Net margin	(0.4)	7.6	55.5	118.3	(8.0)	*	(62.8)	(53%)
Operating costs	5.3	6.5	13.3	14.0	(1.2)	(18%)	(0.7)	(5%)
Depreciation and amortization	0.1	0.2	0.2	0.3	(0.1)	(50%)	(0.1)	(33%)
Operating income (loss)	$(5.8)	$0.9	$42.0	$104.0	$(6.7)	*	$(62.0)	(60%)
* Percentage change is greater than 100 percent.

The following table sets forth our margins by activity for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2011 vs. 2010		2011 vs. 2010
	2011	2010	2011	2010	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Marketing, storage and transportation revenues, gross	$ 39.4	$ 51.6	$ 136.7	$ 215.0	$ (12.2)	(24%)	$ (78.3)	(36%)
Storage and transportation costs	39.6	45.3	81.4	100.0	(5.7)	(13%)	(18.6)	(19%)
Marketing, storage and transportation, net	(0.2)	6.3	55.3	115.0	(6.5)	*	(59.7)	(52%)
Financial trading, net	(0.2)	1.3	0.2	3.3	(1.5)	*	(3.1)	(94%)
Net margin	$ (0.4)	$ 7.6	$ 55.5	$ 118.3	$ (8.0)	*	$ (62.8)	(53%)
* Percentage change is greater than 100 percent.

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

Net margin decreased for the three months ended June 30, 2011, compared with the same period last year, due primarily to the following:
•	a decrease of $19.3 million in transportation margins, net of hedging, due primarily to narrower realized natural gas price location differentials resulting from lower hedge settlements in 2011; and
•	a decrease of $1.5 million in financial trading margins; offset partially by
•
an increase of $12.5 million in storage and marketing margins, net of hedging activities, due primarily to favorable unrealized fair value changes on non-qualifying economic storage hedges and marketing activity.

Net margin decreased for the six months ended June 30, 2011, compared with the same period last year, due primarily to the following:
•	a decrease of $34.3 million in transportation margins, net of hedging, due primarily to narrower realized natural gas price location differentials resulting from lower hedge settlements in 2011;
•	a decrease of $19.1 million in storage and marketing margins, net of hedging activities, due primarily to the following:
-	lower realized seasonal storage price differentials; offset partially by
-	favorable unrealized fair value changes on non-qualifying economic storage hedges and marketing activity;
•
a decrease of $6.4 million in premium-services margins, associated primarily with the reduction in the value of the fee collected for services as a result of low commodity prices and reduced market volatility in the first quarter of 2011 compared with the first quarter 2010; and

•	a decrease of $3.1 million in financial trading margins.

Selected Operating Information - The following table sets forth certain selected operating information for our Energy Services segment for the periods indicated:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information	2011	2010	2011	2010
Natural gas marketed (Bcf)	192	201	452	468
Natural gas gross margin ($/Mcf)	$-	$0.04	$0.13	$0.26
Physically settled volumes (Bcf)	405	435	899	944

Natural gas volumes marketed and physically settled volumes decreased for the three and six months ended June 30, 2011, compared with the same periods last year, due primarily to reduced transportation capacity and lower transported volumes.  Transportation capacity in certain markets was not utilized due to the economics of the location differentials.

Our natural gas in storage at June 30, 2011, was 43.3 Bcf, compared with 50.4 Bcf at June 30, 2010.  At June 30, 2011, our total natural gas storage capacity under lease was 72.6 Bcf, compared with 74.6 Bcf at June 30, 2010.  At June 30, 2011, our natural gas storage capacity under lease had a maximum withdrawal capability of 2.1 Bcf/d and maximum injection capability of 1.2 Bcf/d.  At June 30, 2011, our natural gas transportation capacity was 1.2 Bcf/d, of which 1.2 Bcf/d was contracted under long-term natural gas transportation contracts, compared with 1.4 Bcf/d of total capacity and 1.3 Bcf/d of long-term capacity at June 30, 2010.

CONTINGENCIES

Legal Proceedings - We are a party to various litigation matters and claims that have arisen in the normal course of our operations.  While the results of litigation and claims cannot be predicted with certainty, and we are unable to estimate reasonably possible losses, we believe the final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.  Additional information about our legal proceedings is included under Part II, Item I, Legal Proceedings, of this Quarterly Report and under Part I, Item 3, Legal Proceedings, in our Annual Report.

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

Capitalization Structure - The following table sets forth our consolidated capitalization structure for the periods indicated:

	June 30,	December 31,
	2011	2010
Long-term debt	57%	52%
Total equity	43%	48%

Debt (including notes payable)	60%	55%
Total equity	40%	45%

For the purpose of determining compliance with financial covenants in the ONEOK 2011 Credit Agreement, which are described below, the debt of ONEOK Partners is excluded.  The following table sets forth ONEOK’s capital structure, excluding the debt of ONEOK Partners, for the periods indicated:

	June 30,	December 31,
	2011	2010
Long-term debt	33%	38%
ONEOK shareholders' equity	67%	62%

Debt (including notes payable)	42%	40%
ONEOK shareholders' equity	58%	60%

Stock Repurchase Program - In May 2011, we entered into an accelerated share repurchase agreement (the ASR Agreement) with Barclays Capital (Barclays), pursuant to which we paid $300 million to Barclays and received from Barclays approximately 3.7 million shares of our common stock, representing approximately 85 percent of the estimated total number of shares to be repurchased.  The ASR Agreement is scheduled to end in November 2011, although the termination date may be accelerated.  We expecet to receive the balance of the shares at the conclusion of the ASR Agreement.  The specific number of shares that we ultimately will repurchase will be based on the volume weighted average price per share of our common stock during the repurchase period, subject to other adjustments pursuant to the terms and conditions of the ASR Agreement.  At settlement, under certain circumstances, Barclays may be required to deliver additional shares of our common stock to us, or, under certain circumstances, we may be required to deliver shares of our common stock or we may elect to make a cash payment to Barclays.

The ASR Agreement is part of our three-year stock repurchase program to buy up to $750 million of our common stock that was authorized by our Board of Directors in October 2010.

Short-term Liquidity - ONEOK’s principal sources of short-term liquidity consist of cash generated from operating activities, quarterly distributions from ONEOK Partners and the issuance of commercial paper.  To the extent commercial paper is unavailable, the ONEOK 2011 Credit Agreement may be utilized.  ONEOK Partners’ principal sources of short-term liquidity consist of cash generated from operating activities, ONEOK Partners’ commercial paper program and the ONEOK Partners 2011 Credit Agreement.

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

The total amount of short-term borrowings authorized by ONEOK’s Board of Directors is $2.8 billion.  At June 30, 2011, ONEOK had $526.6 million of commercial paper outstanding, $2.0 million in letters of credit issued under the ONEOK 2011 Credit Agreement and approximately $45.4 million of available cash and cash equivalents.  ONEOK had approximately $671.4 million of credit available at June 30, 2011, under the ONEOK 2011 Credit Agreement.  As of June 30, 2011, ONEOK could have issued $3.2 billion of additional short- and long-term debt under the most restrictive provisions contained in its various borrowing agreements.

The ONEOK 2011 Credit Agreement is available to repay our commercial paper notes, if necessary.  Amounts outstanding under the commercial paper program reduce the borrowing capacity under the ONEOK 2011 Credit Agreement.  The ONEOK 2011 Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit rating.  Borrowings, if any, will accrue at LIBOR plus 150 basis points, and the annual facility fee is 25 basis points based on our current credit rating.

ONEOK Partners 2011 Credit Agreement - On August 1, 2011, ONEOK Partners entered into the five-year, $1.2 billion ONEOK Partners 2011 Credit Agreement, which replaced the $1.0 billion ONEOK Partners Credit Agreement that was due to expire in March 2012.  The ONEOK Partners 2011 Credit Agreement, which is scheduled to expire in August 2016, contains certain financial, operational and legal covenants.  Among other things, the ONEOK Partners 2011 Credit Agreement covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners 2011 Credit Agreement, adjusted for all non-cash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will be increased to 5.5 to 1 for the three calendar quarters following the acquisition.  Upon any breach of certain covenants by ONEOK Partners in the ONEOK Partners 2011 Credit Agreement, amounts outstanding under the ONEOK Partners 2011 Credit Agreement, if any, may become due and payable immediately.

The ONEOK Partners 2011 Credit Agreement includes a $100 million sublimit for the issuance of standby letters of credit and also features an option to request an increase in the size of the facility to an aggregate of $1.7 billion by either commitments from new lenders or increased commitments from existing lenders.

The ONEOK Partners 2011 Credit Agreement is available to repay ONEOK Partners’ commercial paper notes, if necessary.  Amounts outstanding under the commercial paper program reduce the borrowing capacity under the ONEOK Partners 2011 Credit Agreement.  The ONEOK Partners 2011 Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in ONEOK Partners’ credit rating.  Borrowings, if any, will accrue at LIBOR plus 130 basis points, and the annual facility fee is 20 basis points based on ONEOK Partners’ current credit rating.

The total amount of short-term borrowings authorized by the Board of Directors of ONEOK Partners GP, the general partner of ONEOK Partners, is $2.5 billion.  At June 30, 2011, ONEOK Partners had no commercial paper outstanding, no letters of credit issued, no borrowings outstanding under the ONEOK Partners Credit Agreement, approximately $432.2 million of cash and $1.0 billion of credit available under the ONEOK Partners Credit Agreement.  As of June 30, 2011, ONEOK Partners could have issued $1.7 billion of short- and long-term debt to meet its liquidity needs under the most restrictive provisions contained in its various borrowing agreements.

At June 30, 2011, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 3.85 to 1, and ONEOK Partners was in compliance with all covenants under the ONEOK Partners Credit Agreement.

The ONEOK 2011 Credit Agreement and the ONEOK Partners Credit Agreement contain certain financial, operational and legal covenants as discussed in Note F of the Notes to Consolidated Financial Statements in our Annual Report.

Long-term Financing - In addition to the principal sources of short-term liquidity discussed above, options available to ONEOK to meet its longer-term cash requirements include the issuance of equity, long-term notes and convertible debt securities, asset securitization and the sale and leaseback of facilities.  Options available to ONEOK Partners to meet its longer-term cash requirements include the issuance of common units, long-term notes and convertible debt securities, asset securitization and the sale and leaseback of facilities.

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

ONEOK Partners intends to repay its $350 million of 5.9-percent senior notes that mature in April 2012 with a combination of cash on hand and short-term borrowings.

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

Capital Expenditures - ONEOK’s and ONEOK Partners’ capital expenditures are financed typically through operating cash flows, short- and long-term debt and the issuance of equity.  Capital expenditures were $523.7 million and $179.7 million for the six months ended June 30, 2011 and 2010, respectively.  Of these amounts, ONEOK Partners’ capital expenditures were $410.2 million and $98.7 million for the six months ended June 30, 2011 and 2010, respectively.  Capital expenditures for 2011 increased, compared with the same period last year, due primarily to the growth projects in ONEOK Partners’ natural gas gathering and processing and natural gas liquids businesses primarily in the Williston Basin.

The following table sets forth our 2011 projected capital expenditures, excluding AFUDC:

2011 Projected Capital Expenditures
(Millions of dollars)
ONEOK Partners	$1,292
Distribution	238
Other	20
Total projected capital expenditures	$1,550

Unconsolidated Affiliates - In July 2011, the partners of Northern Border Pipeline made equity contributions of approximately $99.6 million, with ONEOK Partners’ share totaling approximately $49.8 million.  ONEOK Partners does not anticipate additional significant equity contributions in 2011.

The partners of Overland Pass Pipeline Company expect to make contributions in 2011 and 2012 totaling approximately $70 million to $80 million, with ONEOK Partners' share expected to be approximately $35 million to $40 million, to install additional pump stations and to expand existing pump stations to increase the capacity of the pipeline to accommodate increased volumes of unfractionated NGLs from the Bakken Pipeline and other supply sources under development in the Rockies.

Other - Previously, ONEOK Partners had a Processing and Services Agreement with us and OBPI, under which it contracted for all of OBPI’s rights, including all of the capacity of the Bushton Plant, reimbursing OBPI for all costs associated with the operation and maintenance of the Bushton Plant and its obligations under equipment leases covering portions of the Bushton Plant.  In April 2011, pursuant to its rights under the Processing and Services Agreement, ONEOK Partners directed OBPI to give notice of intent to exercise the purchase option for the leased equipment pursuant to the terms of the equipment leases.  On June 30, 2011, through a series of transactions, we sold OBPI to ONEOK Partners and OBPI closed the purchase option and terminated the equipment leases.  The total amount paid by ONEOK Partners to complete the transactions was approximately $94.2 million, which included the reimbursement to us of obligations related to the Processing and Services Agreement.

Credit Ratings - Our credit ratings as of June 30, 2011, are shown in the table below:

	ONEOK		ONEOK Partners
Rating Agency	Rating	Outlook	Rating	Outlook
Moody’s	Baa2	Stable	Baa2	Stable
S&P	BBB	Stable	BBB	Stable

ONEOK’s and ONEOK Partners’ commercial paper programs are each rated Prime-2 by Moody’s and A2 by S&P.  ONEOK’s and ONEOK Partners’ credit ratings, which currently are investment grade, may be affected by a material change in financial ratios or a material event affecting the business.  The most common criteria for assessment of credit ratings are the debt-to-capital ratio, business risk profile, pretax and after-tax interest coverage, and liquidity.  ONEOK and ONEOK Partners currently do not anticipate their respective credit ratings to be downgraded.  However, if ONEOK’s or ONEOK

Partners’ credit ratings were downgraded, the cost to borrow funds under their respective commercial paper programs and credit agreements would increase, and ONEOK or ONEOK Partners potentially could lose access to the commercial paper market.  In the event that ONEOK is unable to borrow funds under its commercial paper program and there has not been a material adverse change in its business, ONEOK would continue to have access to the ONEOK 2011 Credit Agreement, which expires in April 2016.  In the event that ONEOK Partners is unable to borrow funds under its commercial paper program and there has not been a material adverse change in its business, ONEOK Partners would continue to have access to the ONEOK Partners 2011 Credit Agreement.  An adverse rating change alone is not a default under the ONEOK 2011 Credit Agreement or the ONEOK Partners 2011 Credit Agreement.

Our Energy Services segment relies upon the investment-grade rating of ONEOK’s senior unsecured long-term debt to reduce its collateral requirements.  If ONEOK’s credit ratings were to decline below investment grade, our ability to participate in energy marketing and trading activities could be significantly limited.  Without an investment-grade rating, we may be required to fund margin requirements with our counterparties with cash, letters of credit or other negotiable instruments.  At June 30, 2011, ONEOK could have been required to fund approximately $16.3 million in margin requirements related to financial contracts upon such a downgrade.  A decline in ONEOK’s credit rating below investment grade may also significantly impact other business segments.

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

Commodity Prices - We are subject to commodity price volatility.  Significant fluctuations in commodity prices may impact our overall liquidity due to the impact commodity price changes have on our cash flows from operating activities, including the impact on working capital for NGLs and natural gas held in storage, margin requirements and certain energy-related receivables.  We believe that ONEOK’s and ONEOK Partners’ available credit and cash and cash equivalents are adequate to meet liquidity requirements associated with commodity price volatility.  See discussion beginning on page 55 under “Commodity Price Risk” in Item 3, Quantitative and Qualitative Disclosures about Market Risk, for information on our hedging activities.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

Six Months Ended			Variances
June 30,			2011 vs. 2010
2011		2010	Increase (Decrease)
(Millions of dollars)
Total cash provided by (used in):
Operating activities	$875.6	$591.1	$284.5
Investing activities	(508.8)	(169.9)	(338.9)
Financing activities	79.8	(347.4)	427.2
Change in cash and cash equivalents	446.6	73.8	372.8
Cash and cash equivalents at beginning of period	31.0	29.4	1.6
Cash and cash equivalents at end of period	$477.6	$103.2	$374.4

Operating Cash Flows - Operating cash flows are affected by earnings from our business activities.  Changes in commodity prices and demand for our services or products, whether because of general economic conditions, changes in demand for the end products that are made with our products or increased competition from other service providers, could affect our earnings and operating cash flows.

Cash flows from operating activities, before changes in operating assets and liabilities, were $623.0 million for the six months ended June 30, 2011, compared with $480.7 million for the same period in 2010.  The increase was due primarily to changes in net margin and operating expenses discussed in Financial Results and Operating Information on page 34.

The changes in operating assets and liabilities increased operating cash flows $252.6 million for the six months ended June 30, 2011, compared with an increase of $110.4 million for the same period in 2010.  The increase was due primarily to the collection and payment of trade receivables and payables, resulting from the timing of invoices collected from customers and paid to vendors and suppliers, which vary from period to period; and a decrease in volumes of NGLs in storage in ONEOK Partners’ natural gas liquids business in the current period, compared with an increase in volumes in storage in ONEOK Partners’ natural gas liquids business in the same period last year.

Investing Cash Flows - Cash used in investing activities increased for the six months ended June 30, 2011, compared with the same period in 2010, due primarily to ONEOK Partners’ growth projects in its natural gas gathering and processing and natural gas liquids businesses.

Financing Cash Flows - Cash provided by financing activities increased for the six months ended June 30, 2011, compared with the same period in 2010.  The change is a result of ONEOK Partners’ January 2011 debt issuance, a portion of the proceeds from which were used to repay ONEOK Partners’ short-term borrowings and the March 2011 maturity of a portion of ONEOK Partners’ long-term debt.  The remainder of the funds are used to fund ONEOK Partners’ growth projects and for general partnership purposes.  The net cash flows provided by these financing activities were offset partially by the repayment of a scheduled maturity of ONEOK’s long-term debt, ONEOK’s $300 million share repurchase in May 2011, increased distributions to noncontrolling interests and increased dividends.

REGULATORY

Financial Markets Legislation - The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets.  Various regulatory agencies, including the SEC and the CFTC, have proposed regulations for implementation of many of the provisions of the Dodd-Frank Act and are currently seeking comments on the more recent proposals.  There may be additional proposed regulations as the remaining provisions of the Dodd-Frank Act are implemented.  Because the CFTC did not complete its rulemaking process by the Act’s deadline of July 16, 2011, it has deferred the effective date of the provisions of the Dodd-Frank Act that require a rulemaking until not less than 60 days after publication of final rules.  Until the final regulations are established, we are unable to ascertain how we may be affected.  Based on our assessment of the proposed regulations issued to date, we expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity and interest rate risks; however, the costs of doing so may increase as a result of the new legislation.  We also may incur additional costs associated with our compliance with the new regulations and anticipated additional record-keeping, reporting and disclosure obligations.

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

Other - Several regulatory initiatives impacted the earnings and future earnings potential for our Distribution segment.  See discussion of our Distribution segment’s regulatory initiatives on page 42.

ENVIRONMENTAL AND SAFETY MATTERS

Environmental Matters - We are subject to multiple historical and wildlife preservation laws and environmental regulations affecting many aspects of our present and future operations.  Regulated activities include those involving air emissions, stormwater and wastewater discharges, handling and disposal of solid and hazardous wastes, hazardous materials transportation, and pipeline and facility construction.  These laws and regulations require us to obtain and comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals.  Failure to comply with these laws, regulations, permits and licenses may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations.  If a leak or spill of hazardous substances or petroleum products occurs from pipelines or facilities that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including response, investigation and cleanup costs, which could affect materially our results of operations and cash flows.

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

Pipeline Safety - We are subject to Pipeline and Hazardous Materials Safety Administration regulations, including integrity-management regulations.  The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas.  In January 2011, the Pipeline and Hazardous Materials Safety Administration issued an “Advisory Bulletin” regarding maximum allowable operating pressures for natural gas and hazardous liquids pipelines.  This bulletin requests that all operators review pipeline records and data to validate existing maximum pressure determinations.  Currently, Congress is considering reauthorization of existing pipeline safety legislation.  The Senate Commerce Committee unanimously has passed the Pipeline Transportation Safety Improvement Act of 2011, and this matter is awaiting action by the Senate.  The House Energy and Commerce Committee’s Subcommittee on Energy and Power also is considering a similar bill.

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

Federal, state and regional initiatives to measure and regulate greenhouse gas emissions are under way.  We are monitoring federal and state legislation to assess the potential impact on our operations.  We estimate our direct greenhouse gas emissions annually as we collect certain greenhouse gas emission data for the previous year.  Our most recent estimate for ONEOK and ONEOK Partners indicates that our direct emissions were less than 4.5 million metric tons of carbon dioxide equivalents during 2009.  This does not include the carbon-dioxide equivalents of NGLs and natural gas delivered to certain customers as required by the EPA’s Mandatory Greenhouse Gas Reporting rule.  The EPA’s Mandatory Greenhouse Gas Reporting rule, released in September 2009 requires greenhouse gas emissions reporting for affected facilities on an annual basis and requires us to track the emission equivalents for the natural gas delivered by us to our distribution customers and emission equivalents for all NGLs delivered to customers of ONEOK Partners.  Our 2010 emissions report is due in September 2011 as a result of the EPA extending the original March 31, 2011, deadline.  As a result, we expect to report our annual greenhouse gas measurement results for 2010 during the third quarter of 2011.  Also, the EPA released a subpart to the Mandatory Greenhouse Gas Reporting Rule that will require the reporting of vented and fugitive emissions of methane from our facilities.  The new requirements began in January 2011, with the first reporting of fugitive emissions due March 31, 2012.  We do not expect the cost to gather this emission data to have a material impact on our results of operations, financial position or cash flows.  In addition, the United States Congress has considered, and may consider in the future, legislation to reduce greenhouse gas emissions, including carbon dioxide and methane.  At this time, no rule or legislation has been enacted that assess any costs, fees or expenses on any of these emissions.

In May 2010, the EPA finalized the “Tailoring Rule” that will regulate greenhouse gas emissions at new or modified facilities that meet certain criteria.  Affected facilities will be required to review best available control technology, conduct air-quality analysis, impact analysis and public reviews with respect to such emissions.  Since January 2011, the rule has been in the process of being phased in, and at current emission threshold levels, we believe it will have a minimal impact on our existing facilities.  The EPA has stated it will consider lowering the threshold levels over the next five years, which could increase the impact on our existing facilities.  However, potential costs, fees or expenses associated with the potential adjustments are unknown.

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

Superfund - The Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA or Superfund, imposes liability, without regard to fault or the legality of the original act, on certain classes of persons who contributed to the release of a hazardous substance into the environment.  These persons include the owner or operator of a facility where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the facility.  Under CERCLA, these persons may be liable for the costs of cleaning up the hazardous substances released into the environment, damages to natural resources and the costs of certain health studies.  Recently, ONEOK Partners received notice from the EPA of potential liability for the U.S. Oil Recovery Superfund Site location in Harris County, Texas.  ONEOK Partners is named a potentially responsible party as a result of waste disposal at the now abandoned site.  ONEOK Partners does not expect its current responsibilities under CERCLA, for this facility and any other, to have a material impact on its results of operations, financial position or cash flows.

Chemical Site Security - The United States Department of Homeland Security (Homeland Security) released an interim rule in April 2007 that requires companies to provide reports on sites where certain chemicals, including many hydrocarbon products, are stored.  We completed the Homeland Security assessments, and our facilities subsequently were assigned one of four risk-based tiers ranging from high (Tier 1) to low (Tier 4) risk, or not tiered at all due to low risk.  To date, four of our facilities have been given a Tier 4 rating.  Facilities receiving a Tier 4 rating are required to complete Site Security Plans and possible physical security enhancements.  We do not expect the Site Security Plans and possible security enhancements cost to have a material impact on our results of operations, financial position or cash flows.

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

ONEOK Partners participates in the EPA’s Natural Gas STAR Program to voluntarily reduce methane emissions.  In 2010, ONEOK Partners was recognized as the EPA’s “Natural Gas STAR Gathering and Processing Partner of Year” for its efforts to positively address environmental issues through voluntary implementation of emission-reduction opportunities in its natural gas gathering and processing business.  In addition, ONEOK Partners received a Continuing Excellence award for five years of active participation in the program, including consistent reporting of emission-reduction activities, by its natural gas pipelines business.  We continue to focus on maintaining low rates of lost-and-unaccounted-for natural gas through expanded implementation of best practices to limit the release of natural gas during pipeline and facility maintenance and operations.  Our most recent calculation of our annual lost-and-unaccounted-for natural gas, for all of our business operations, is less than 1 percent of total throughput.

IMPACT OF NEW ACCOUNTING STANDARDS

See Note A of the Notes to Consolidated Financial Statements for discussion of new accounting standards.

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
•
the effects of changes in governmental policies and regulatory actions, including changes with respect to income and other taxes, pipeline safety, environmental compliance, climate change initiatives and authorized rates of recovery of natural gas and natural gas transportation costs;

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

•
the results of administrative proceedings and litigation, regulatory actions, rule changes and receipt of expected clearances involving the OCC, KCC, Texas regulatory authorities or any other local, state or federal regulatory body, including the FERC, the National Transportation Safety Board, the Pipeline and Hazardous Materials Safety Administration, the EPA and CFTC;

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

•	the mechanical integrity of facilities operated;
•	demand for our services in the proximity of our facilities;
•	our ability to control operating costs;
•	adverse labor relations;
•	acts of nature, sabotage, terrorism or other similar acts that cause damage to our facilities or our suppliers’ or shippers’ facilities;
•	economic climate and growth in the geographic areas in which we do business;
•	the risk of a prolonged slowdown in growth or decline in the United States or international economies, including liquidity risks in United States or foreign credit markets;
•	the impact of recently issued and future accounting updates and other changes in accounting policies;
•	the possibility of future terrorist attacks or the possibility or occurrence of an outbreak of, or changes in, hostilities or changes in the political conditions in the Middle East and elsewhere;
•	the risk of increased costs for insurance premiums, security or other items as a consequence of terrorist attacks;
•
risks associated with pending or possible acquisitions and dispositions, including our ability to finance or integrate any such acquisitions and any regulatory delay or conditions imposed by regulatory bodies in connection with any such acquisitions and dispositions;

•	the possible loss of natural gas distribution franchises or other adverse effects caused by the actions of municipalities;
•	the impact of uncontracted capacity in our assets being greater or less than expected;
•	the ability to recover operating costs and amounts equivalent to income taxes, costs of property, plant and equipment and regulatory assets in our state and FERC-regulated rates;
•	the composition and quality of the natural gas and NGLs we gather and process in our plants and transport on our pipelines;
•	the efficiency of our plants in processing natural gas and extracting and fractionating NGLs;
•	the impact of potential impairment charges;
•	the risk inherent in the use of information systems in our respective businesses, implementation of new software and hardware, and the impact on the timeliness of information for financial reporting;
•	our ability to control construction costs and completion schedules of our pipelines and other projects; and
•	the risk factors listed in the reports we have filed and may file with the SEC, which are incorporated by reference.

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

Energy Services

Fair Value Component of the Energy Marketing and Risk Management Assets and Liabilities - The following table sets forth the fair value component of the energy marketing and risk management assets and liabilities, excluding $27.6 million and $101.1 million of net assets at June 30, 2011, and December 31, 2010, respectively, from derivative instruments declared as either fair value or cash flow hedges for the periods indicated:

Fair Value Component of Energy Marketing and Risk Management Assets and Liabilities
(Thousands of dollars)
Net fair value of derivatives outstanding at December 31, 2010	$8,441
Derivatives reclassified or otherwise settled during the period	(5,037)
Fair value of new derivatives entered into during the period	8,646
Other changes in fair value	(5,314)
Net fair value of derivatives outstanding at June 30, 2011 (a)	$6,736
(a) - The maturities of derivatives are based on injection and withdrawal periods from April through March, which is consistent with our business strategy. The maturities are as follows: $(0.9) million matures through March 2012 and $7.6 million matures through March 2015.

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

Value-at-Risk (VAR) Disclosure of Commodity Price Risk - The potential impact on our future earnings, as measured by VAR, was $1.8 million and $6.5 million at June 30, 2011 and 2010, respectively.  The following table sets forth the average, high and low VAR calculations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Value-at-Risk	2011	2010	2011	2010
	(Millions of dollars)
Average	$3.7	$7.7	$3.5	$7.0
High	$6.6	$9.1	$6.6	$9.6
Low	$1.6	$5.0	$1.6	$3.9

Our VAR calculation includes derivatives, executory storage and transportation agreements and their related hedges.  The variations in the VAR data are reflective of market volatility and changes in the portfolios during the year.  The decrease in VAR for June 30, 2011, compared with June 30, 2010, is due to lower average commodity prices and decreased price volatility in 2011.

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

Changes in Internal Controls Over Financial Reporting - There have been no changes in our internal control over financial reporting during the second quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Additional information about our legal proceedings is included under Part I, Item 3, Legal Proceedings, in our Annual Report.

Gas Index Pricing Litigation - As previously reported, ONEOK, Inc., and its affiliates, ONEOK Energy Services Company L.P. (“OESC”) and Kansas Gas Marketing Company (“KGMC”), are defending multiple lawsuits arising from alleged market manipulation or false reporting of natural gas prices to natural gas-index publications.  On July 18, 2011, the trial court granted judgment in favor of ONEOK, Inc., and OESC and other unaffiliated entities in the following cases: Reorganized FLI, Learjet, Arandell, Heartland, and NewPage.  The court also granted judgment in favor of OESC on all state law claims asserted in the Sinclair case.  Subject to the plaintiffs’ right to appeal, the only claims against ONEOK, Inc. or its affiliated entities remaining in this litigation are the claims against KGMC in the Learjet and Heartland cases, and certain federal law claims against OESC in the Sinclair case.  Notices of appeal of the judgment to the United States Court of Appeals for the Ninth Circuit have been filed in the Learjet, Heartland, Reorganized FLI, Breckenridge, and Sinclair cases.  We continue to analyze all claims and are vigorously defending against them.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information relating to our purchases of our common stock for the periods indicated:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

April 1-30, 2011	1,871	(a), (b)	$21.52	-	-
May 1-31, 2011	4,386,946	(a), (b), (c)	$68.60	4,342,790	$450,000,000	(d)
June 1-30, 2011	9,976	(a), (b)	$32.86	-	-
Total	4,398,793		$68.50	4,342,790	$450,000,000

(a) - Includes shares withheld pursuant to attestation of ownership and deemed tendered to us in connection with the exercise of stock options under the ONEOK, Inc. Long-Term Incentive Plan, as follows:
1,700 shares for the period of April 1-30, 2011
43,974 shares for the period of May 1-31, 2011
9,438 shares for the period of June 1-30, 2011
(b) - Includes shares repurchased directly from employees, pursuant to our Employee Stock Award Program, as follows:
171 shares for the period of April 1-30, 2011
182 shares for the period of May 1-31, 2011
538 shares for the period of June 1-30, 2011
(c) - Includes an estimated 4,342,790 shares based on the May 17, 2011, closing stock price of $69.08, to be purchased pursuant to our $300 million accelerated share repurchase agreement discussed under "Liquidity and Capital Resources" in Item 2, Management's Discussion
and Analysis of Financial Condition and Results of Operations in this Quarterly Report. In May 2011, we received approximately
3.7 million shares, representing approximately 85 percent of the estimated total number of shares to be repurchased. We expect to receive the balance of the shares at the termination of the agreement, which is scheduled for November, although the termination may be accelerated.
(d) - The maximum approximate dollar value of shares that may yet be purchased pursuant to our approximately $750 million stock repurchase program that was announced on October 21, 2010, subject to the limitation that purchases will not exceed $300 million in any one calendar year. The program will terminate upon the completion of the repurchase of $750 million of common stock or on December 31, 2013,
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

The following exhibits are filed as part of this Quarterly Report:

Exhibit No.	Exhibit Description

10.1	Form of ONEOK, Inc. Officer Change in Control Severance Plan (incorporated by reference from Exhibit 10.1 to ONEOK Inc.’s Current Report on Form 8-K filed July 22, 2011 (File No. 001-13643)).

10.2	Purchase Agreement dated May 17, 2011, by and between ONEOK, Inc., and Barclays Bank PLC acting through Barclays Capital Inc. as agent.

10.3
Credit Agreement, dated as of August 1, 2011, among ONEOK Partners, L.P., as borrower, the lenders party thereto, Citibank, N.A., as administrative agent, swing-line lender and a letter-of-credit issuer, and Barclays Bank and Wells Fargo Bank, N.A., as letter-of-credit issuers (incorporated by reference from Exhibit 10.1 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed August 2, 2011 (File No. 001-12202).

10.4
Guaranty Agreement, dated as of August 1, 2011, by ONEOK Partners Intermediate Limited Partnership in favor of the Citibank, N.A., as administrative agent, under the above-referenced Credit Agreement (incorporated by reference from Exhibit 10.2 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed August 2, 2011 (File No. 001-12202).

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

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in XBRL: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010; (iii) Consolidated Balance Sheets at June 30, 2011, and December 31, 2010; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; (v) Consolidated Statement of Changes in Equity for the six months ended June 30, 2011; (vi) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010; and (vii) Notes to Consolidated Financial Statements.

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

ONEOK, Inc. Registrant
Date: August 3, 2011	By:	/s/ Robert F. Martinovich
Robert F. Martinovich Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)