Form 10-Q
period 2011-09-30
ONEOK INC /NEW/
filed 2011-11-02
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011
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
Yes __ No X

On October 27, 2011, the Company had 102,989,141 shares of common stock outstanding.

ONEOK, Inc.

As used in this Quarterly Report, references to “we,” “our” or “us” refer to ONEOK, Inc., an Oklahoma corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

The statements in this Quarterly Report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements.  Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “goal,” “forecast,” “guidance,” “could,” “may,” “continue,” “might,” “potential,” “scheduled” and other words and terms of similar meaning.  Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that such expectations or assumptions will be achieved.  Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations “Forward-Looking Statements,” and Part II, Item 1A, “Risk Factors,” in this Quarterly Report and under Part I, Item 1A, “Risk Factors,” in our Annual Report.

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

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2010
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
Btu(s)	British thermal units, a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit
Bushton Plant	Bushton Gas Processing Plant
CFTC	Commodities Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act Amendments of 1972, as amended
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
LDCs	Local distribution companies
LIBOR	London Interbank Offered Rate
MBbl	Thousand barrels
MBbl/d	Thousand barrels per day
Mcf	Thousand cubic feet
MDth/d	Thousand dekatherms per day
Midwestern Gas Transmission	Midwestern Gas Transmission Company
MMBbl	Million barrels
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf	Million cubic feet
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Policy Act	Natural Gas Policy Act of 1978, as amended
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NGL(s)	Natural gas liquid(s)
Northern Border Pipeline	Northern Border Pipeline Company
NYMEX	New York Mercantile Exchange
OBPI	ONEOK Bushton Processing, L.L.C., formerly ONEOK Bushton Processing, Inc.
OCC	Oklahoma Corporation Commission
ONEOK	ONEOK, Inc.
ONEOK 2011 Credit Agreement	ONEOK’s five-year, $1.2 billion revolving credit agreement dated April 5, 2011
ONEOK Credit Agreement	ONEOK’s amended and restated $1.2 billion revolving credit agreement dated July 14, 2006
ONEOK Partners	ONEOK Partners, L.P.
ONEOK Partners 2011 Credit Agreement	ONEOK Partners’ five-year, $1.2 billion revolving credit agreement dated August 1, 2011
ONEOK Partners Credit Agreement	ONEOK Partners' $1.0 billion amended and restated revolving credit agreement dated March 30, 2007

ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and the sole general partner of ONEOK Partners
OPIS	Oil Price Information Service
Overland Pass Pipeline Company	Overland Pass Pipeline Company LLC
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Financial Services LLC
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2011	2010	2011	2010
	(Thousands of dollars, except per share amounts)

Revenues	$3,595,191	$2,942,703	$10,976,555	$9,673,802
Cost of sales and fuel	3,061,198	2,491,333	9,287,365	8,145,035
Net margin	533,993	451,370	1,689,190	1,528,767
Operating expenses
Operations and maintenance	186,935	183,893	581,338	542,643
Depreciation and amortization	75,986	77,234	234,201	230,600
General taxes	22,122	19,465	77,026	67,643
Total operating expenses	285,043	280,592	892,565	840,886
Gain (loss) on sale of assets	(69)	16,126	(791)	15,068
Operating income	248,881	186,904	795,834	702,949
Equity earnings from investments (Note J)	32,029	29,390	93,665	71,182
Allowance for equity funds used during construction	759	266	1,625	748
Other income	124	6,710	1,027	4,966
Other expense	(13,318)	(2,097)	(13,571)	(5,338)
Interest expense	(73,841)	(70,907)	(228,688)	(222,788)
Income before income taxes	194,634	150,266	649,892	551,719
Income taxes	(33,754)	(29,965)	(154,900)	(158,324)
Net income	160,880	120,301	494,992	393,395
Less: Net income attributable to noncontrolling interests	100,559	65,006	249,399	141,837
Net income attributable to ONEOK	$60,321	$55,295	$245,593	$251,558

Earnings per share of common stock (Note H)
Net earnings per share, basic	$0.58	$0.52	$2.33	$2.37
Net earnings per share, diluted	$0.57	$0.51	$2.28	$2.34

Average shares of common stock (thousands)
Basic	103,303	106,443	105,220	106,310
Diluted	105,970	107,651	107,727	107,415

Dividends declared per share of common stock	$0.56	$0.46	$1.60	$1.34
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
(Unaudited)	2011	2010
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$148,407	$31,034
Accounts receivable, net	1,141,132	1,332,726
Gas and natural gas liquids in storage	658,059	708,933
Commodity imbalances	105,884	94,854
Energy marketing and risk management assets (Notes B and C)	56,301	61,940
Other current assets	202,260	149,558
Total current assets	2,312,043	2,379,045

Property, plant and equipment
Property, plant and equipment	10,709,417	9,854,485
Accumulated depreciation and amortization	2,690,104	2,541,302
Net property, plant and equipment	8,019,313	7,313,183

Investments and other assets
Goodwill and intangible assets	1,016,044	1,022,894
Energy marketing and risk management assets (Notes B and C)	24,232	1,921
Investments in unconsolidated affiliates (Note J)	1,224,397	1,188,124
Other assets	575,095	594,008
Total investments and other assets	2,839,768	2,806,947
Total assets	$13,171,124	$12,499,175
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
(Unaudited)	2011	2010
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt	$365,253	$643,236
Notes payable (Note D)	650,000	556,855
Accounts payable	1,241,633	1,215,468
Commodity imbalances	236,365	288,494
Energy marketing and risk management liabilities (Notes B and C)	130,993	22,800
Other current liabilities	352,520	424,259
Total current liabilities	2,976,764	3,151,112

Long-term debt, excluding current maturities (Note E)	4,532,053	3,686,542

Deferred credits and other liabilities
Deferred income taxes	1,386,959	1,171,997
Energy marketing and risk management liabilities (Notes B and C)	1,135	2,221
Other deferred credits	592,153	566,462
Total deferred credits and other liabilities	1,980,247	1,740,680

Commitments and contingencies (Note L)

Equity (Note F)
ONEOK shareholders' equity:
Common stock, $0.01 par value:
authorized 300,000,000 shares; issued 122,895,643 shares and outstanding
102,982,759 shares at September 30, 2011; issued 122,815,636 shares and
outstanding 106,815,582 shares at December 31, 2010	1,229	1,228
Paid-in capital	1,404,087	1,392,671
Accumulated other comprehensive loss (Note G)	(174,573)	(108,802)
Retained earnings	1,903,056	1,826,800
Treasury stock, at cost: 19,912,884 shares at September 30, 2011 and
16,000,054 shares at December 31, 2010	(947,839)	(663,274)
Total ONEOK shareholders' equity	2,185,960	2,448,623

Noncontrolling interests in consolidated subsidiaries	1,496,100	1,472,218

Total equity	3,682,060	3,920,841
Total liabilities and equity	$13,171,124	$12,499,175
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS	Nine Months Ended
	September 30,
(Unaudited)	2011	2010
	(Thousands of dollars)
Operating Activities
Net income	$494,992	$393,395
Depreciation and amortization	234,201	230,600
Allowance for equity funds used during construction	(1,625)	(748)
Loss (gain) on sale of assets	791	(15,068)
Equity earnings from investments	(93,665)	(71,182)
Distributions received from unconsolidated affiliates	87,151	69,889
Deferred income taxes	200,961	94,997
Share-based compensation expense	39,297	15,949
Other	(1,260)	3,853
Changes in assets and liabilities:
Accounts receivable	194,631	567,141
Gas and natural gas liquids in storage	26,975	(158,873)
Accounts payable	(401)	(363,285)
Commodity imbalances, net	(63,159)	(71,840)
Unrecovered purchased gas costs	(28,676)	72,431
Energy marketing and risk management assets and liabilities	(12,705)	118,319
Fair value of firm commitments	(18,204)	(91,575)
Other assets and liabilities	(29,685)	(33,972)
Cash provided by operating activities	1,029,619	760,031
Investing Activities
Capital expenditures (less allowance for equity funds used during construction)	(862,310)	(356,289)
Distributions received from unconsolidated affiliates	16,158	9,342
Contributions to unconsolidated affiliates	(51,686)	(1,313)
Proceeds from sale of assets	951	424,740
Other	-	2,968
Cash provided by (used in) investing activities	(896,887)	79,448
Financing Activities
Borrowing (repayment) of notes payable, net	93,145	(555,485)
Issuance of debt, net of discounts	1,295,450	-
Long-term debt financing costs	(10,986)	-
Payment of debt	(724,405)	(259,648)
Repurchase of common stock	(300,108)	(5)
Issuance of common stock	7,142	9,357
Issuance of common units, net of discounts	-	322,701
Dividends paid	(169,337)	(142,426)
Distributions to noncontrolling interests	(206,260)	(192,889)
Cash used in financing activities	(15,359)	(818,395)
Change in cash and cash equivalents	117,373	21,084
Cash and cash equivalents at beginning of period	31,034	29,399
Cash and cash equivalents at end of period	$148,407	$50,483
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ONEOK Shareholders' Equity
				Accumulated
	Common			Other
	Stock	Common	Paid-in	Comprehensive
(Unaudited)	Issued	Stock	Capital	Loss
	(Shares)	(Thousands of dollars)

December 31, 2010	122,815,636	$1,228	$1,392,671	$(108,802)
Net income	-	-	-	-
Other comprehensive loss	-	-	-	(65,771)
Repurchase of common stock	-	-	-	-
Common stock issued	80,007	1	11,416	-
Common stock dividends -
$1.60 per share	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-
September 30, 2011	122,895,643	$1,229	$1,404,087	$(174,573)
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Continued)

	ONEOK Shareholders' Equity
			Noncontrolling
			Interests in
	Retained	Treasury	Consolidated	Total
(Unaudited)	Earnings	Stock	Subsidiaries	Equity
	(Thousands of dollars)

December 31, 2010	$1,826,800	$(663,274)	$1,472,218	$3,920,841
Net income	245,593	-	249,399	494,992
Other comprehensive loss	-	-	(19,257)	(85,028)
Repurchase of common stock	-	(300,108)	-	(300,108)
Common stock issued	-	15,543	-	26,960
Common stock dividends -
$1.60 per share	(169,337)	-	-	(169,337)
Distributions to noncontrolling interests	-	-	(206,260)	(206,260)
September 30, 2011	$1,903,056	$(947,839)	$1,496,100	$3,682,060

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2011	2010	2011	2010
	(Thousands of dollars)

Net income	$160,880	$120,301	$494,992	$393,395
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on energy marketing and risk management assets/liabilities, net of tax of $14,194, $(24,044), $10,487 and
$(47,571), respectively	(37,842)	39,808	(38,004)	97,334
Realized gains in net income, net of tax of $10,193, $13,119,
$22,127 and $21,889, respectively	(15,814)	(23,091)	(32,522)	(34,866)
Unrealized holding losses on available-for-sale securities,
net of tax of $31, $65, $234 and $234, respectively	(331)	(104)	(370)	(370)
Change in pension and postretirement benefit plan liability, net of tax
of $2,947, $2,533, $8,842 and $7,599, respectively	(4,672)	(4,016)	(14,017)	(12,048)
Other, net of tax of $11, $(11), $73 and $(34), respectively	(18)	18	(115)	53
Total other comprehensive income (loss), net of tax	(58,677)	12,615	(85,028)	50,103
Comprehensive income	102,203	132,916	409,964	443,498
Less: Comprehensive income attributable to noncontrolling interests	85,189	64,403	230,142	163,595
Comprehensive income attributable to ONEOK	$17,014	$68,513	$179,822	$279,903
See accompanying Notes to Consolidated Financial Statements.

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC.  These statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  The 2010 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements in our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three and nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for a 12-month period.

Our significant accounting policies are consistent with those disclosed in Note A of the Notes to Consolidated Financial Statements in our Annual Report.

Goodwill and Indefinite-lived Intangible Assets Impairment Tests - We assess our goodwill and indefinite-lived intangible assets for impairment at least annually on July 1.  Our July 1, 2011, estimates of the fair value of each of our reporting units and indefinite-lived assets significantly exceeded their carrying values.  Accordingly, no impairment charges were necessary.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income,” which provides two options for presenting items of net income, comprehensive income and total comprehensive income, by either creating one continuous statement of comprehensive income or two separate consecutive statements and requires certain other disclosures.  We are evaluating the impact of this guidance, which will be adopted beginning with our March 31, 2012, Quarterly Report.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test.  An entity may also resume performing the qualitative assessment in any subsequent period.  We are evaluating the impact of this guidance, which will be adopted beginning with our July 1, 2012, goodwill impairment test.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	September 30, 2011
	Level 1	Level 2	Level 3	Netting	Total
Assets	(Thousands of dollars)
Derivatives (a)
Commodity contracts
Financial contracts	$217,739	$32,689	$56,505	$-	$306,933
Physical contracts	-	10,225	16,220	-	26,445
Netting	-	-	-	(252,845)	(252,845)
Total derivatives	217,739	42,914	72,725	(252,845)	80,533
Trading securities (b)	5,814	-	-	-	5,814
Available-for-sale investment securities (c)	1,971	-	-	-	1,971
Total assets	$225,524	$42,914	$72,725	$(252,845)	$88,318

Liabilities
Derivatives (a)
Commodity contracts
Financial contracts	$(192,313)	$(1,985)	$(44,058)	$-	$(238,356)
Physical contracts	-	(1,001)	(2,934)	-	(3,935)
Netting	-	-	-	222,416	222,416
Interest-rate contracts	-	(112,253)	-	-	(112,253)
Total derivatives	(192,313)	(115,239)	(46,992)	222,416	(132,128)
Fair value of firm commitments (d)	-	-	(11,331)	-	(11,331)
Total liabilities	$(192,313)	$(115,239)	$(58,323)	$222,416	$(143,459)
(a) - Included in our Consolidated Balance Sheets as energy marketing and risk management assets and liabilities on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At September 30, 2011, we held $30.4 million of cash collateral from various counterparties.

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

Our Level 1 fair value measurements are based on NYMEX-settled prices and actively quoted prices for equity securities.  These balances are comprised predominantly of exchange-traded derivative contracts, including futures and certain options for natural gas and crude oil, which are valued based on unadjusted quoted prices in active markets.  Also included in Level 1 are equity securities.

Our Level 2 fair value inputs are based on NYMEX-settled prices for natural gas and crude oil that are utilized to determine the fair value of certain non-exchange-traded financial instruments, including natural gas and crude oil swaps, as well as physical forwards.  Also, included in Level 2 are interest-rate swaps that are valued using financial models that incorporate the implied forward LIBOR yield curve for the same period as the future interest swap settlements.

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

The following tables set forth the reconciliation of our Level 3 fair value measurements for the periods indicated:

	Derivative Assets (Liabilities)	Fair Value of Firm Commitments	Total
	(Thousands of dollars)
July 1, 2011	$23,858	$(21,212)	$2,646
Total realized/unrealized gains (losses):
Included in earnings (a)	(5,444)	9,881	4,437
Included in other comprehensive income (loss)	9,717	-	9,717
Transfers into Level 3	1,284	-	1,284
Transfers out of Level 3	(3,682)	-	(3,682)
September 30, 2011	$25,733	$(11,331)	$14,402

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2011 (a)	$14,115	$(3,229)	$10,886
(a) - Reported in revenues and cost of sales and fuel in our Consolidated Statements of Income.

	Derivative Assets (Liabilities)	Fair Value of Firm Commitments	Total
	(Thousands of dollars)
July 1, 2010	$89,112	$(65,653)	$23,459
Total realized/unrealized gains (losses):
Included in earnings (a)	(12,885)	22,608	9,723
Included in other comprehensive income (loss)	(8,161)	-	(8,161)
Transfers into Level 3	-	-	-
Transfers out of Level 3	(3,483)	-	(3,483)
September 30, 2010	$64,583	$(43,045)	$21,538

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2010 (a)	$15,542	$(8,655)	$6,887
(a) - Reported in revenues and cost of sales and fuel in our Consolidated Statements of Income.

	Derivative Assets (Liabilities)	Fair Value of Firm Commitments	Total
	(Thousands of dollars)
January 1, 2011	$49,266	$(29,536)	$19,730
Total realized/unrealized gains (losses):
Included in earnings (a)	(28,352)	18,205	(10,147)
Included in other comprehensive income (loss)	1,160	-	1,160
Transfers into Level 3	4,739	-	4,739
Transfers out of Level 3	(1,080)	-	(1,080)
September 30, 2011	$25,733	$(11,331)	$14,402

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2011 (a)	$20,620	$(6,978)	$13,642
(a) - Reported in revenues and cost of sales and fuel in our Consolidated Statements of Income.

	Derivative Assets (Liabilities)	Fair Value of Firm Commitments	Total
	(Thousands of dollars)
January 1, 2010	$136,694	$(134,620)	$2,074
Total realized/unrealized gains (losses):
Included in earnings (a)	(69,241)	91,575	22,334
Included in other comprehensive income (loss)	13,544	-	13,544
Transfers into Level 3	1,342	-	1,342
Transfers out of Level 3	(17,756)	-	(17,756)
September 30, 2010	$64,583	$(43,045)	$21,538

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2010 (a)	$15,513	$208	$15,721
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

The estimated fair value of our consolidated long-term debt, including current maturities, was $5.4 billion at September 30, 2011, and $4.7 billion at December 31, 2010.  The book value of long-term debt, including current maturities, was $4.9 billion and $4.3 billion at September 30, 2011, and December 31, 2010, respectively.  The estimated fair value of long-term debt has been determined using quoted market prices of ONEOK’s and ONEOK Partners’ senior notes or similar issues with similar terms and maturities.

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

•
Currency exchange rate risk - As a result of our Energy Services segment’s activities in Canada, we are exposed to the risk of loss in cash flows and future earnings from adverse changes in currency exchange rates on our commodity purchases and sales, primarily related to our firm transportation and storage contracts that are transacted in a currency other than our functional currency, the United States dollar.  To reduce our exposure to exchange-rate fluctuations, we use physical forward transactions, which result in an actual two-way flow of currency on the settlement date in which we exchange United States dollars for Canadian dollars with another party; and

•	Interest-rate risk - We are also subject to fluctuations in interest rates. We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and, at times, interest-rate swaps.

The following derivative instruments are used to manage our exposure to these risks:

•
Futures contracts - Standardized exchange-traded contracts to purchase or sell natural gas and crude oil at a specified price, requiring delivery on or settlement through the sale or purchase of an offsetting contract by a specified future date under the provisions of exchange regulations;

•
Forward contracts - Commitments to purchase or sell natural gas, crude oil or NGLs for physical delivery at some specified time in the future.  We also use currency forward contracts to manage our currency exchange rate risk.  Forward contracts are different from futures in that forwards are customized and nonexchange traded;

•
Swaps - Financial trades involving the exchange of payments based on two different pricing structures for a commodity or other instrument.  In a typical commodity swap, parties exchange payments based on changes in the price of a commodity or a market index, while fixing the price they effectively pay or receive for the physical commodity.  As a result, one party assumes the risks and benefits of movements in market prices, while the other party assumes the risks and benefits of a fixed price for the commodity.  Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts; and

•
Options - Contractual agreements that give the holder the right, but not the obligation, to buy or sell a fixed quantity of a commodity, at a fixed price, within a specified period of time.  Options may either be standardized and exchange traded or customized and nonexchange traded.

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

•	reducing our exposure to fluctuations in interest and foreign currency exchange rates; and
•	reducing variability in cash flows from changes in interest rates associated with forecasted debt issuances.

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

At September 30, 2011, we and ONEOK Partners had forward-starting interest-rate swaps that have been designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued.  At December 30, 2010, we and ONEOK Partners did not have any interest-rate swap agreements.

Accounting Treatment

We record all derivative instruments at fair value, with the exception of normal purchases and normal sales that are expected to result in physical delivery.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it.

If certain conditions are met, we may elect to designate a derivative instrument as a hedge of exposure to changes in fair values, cash flows or foreign currency.  Certain nontrading derivative transactions, which are economic hedges of our accrual transactions such as our storage and transportation contracts, do not qualify for hedge accounting treatment.

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

We formally document all relationships between hedging instruments and hedged items, as well as risk-management objectives, strategies for undertaking various hedge transactions and methods for assessing and testing correlation and hedge ineffectiveness.  We specifically identify the asset, liability, firm commitment or forecasted transaction that has been designated as the hedged item.  We assess the effectiveness of hedging relationships quarterly by performing an effectiveness analysis on our cash flow and fair value hedging relationships to determine whether the hedge relationships are highly effective on a retrospective and prospective basis.  We also document our normal purchases and normal sales transactions that we expect to result in physical delivery and that we elect to exempt from derivative accounting treatment.

The presentation of settled derivative instruments on either a gross or net basis in our Consolidated Statements of Income is dependent on the relevant facts and circumstances of our different types of activities rather than based solely on the terms of the individual contracts.  All financially settled derivative instruments, as well as derivative instruments considered held for trading purposes that result in physical delivery, are reported on a net basis in revenues in our Consolidated Statements of Income.  The realized revenues and purchase costs of derivative instruments that are not considered held for trading purposes and nonderivative contracts are reported on a gross basis.  Derivatives that qualify as normal purchases or normal sales that are expected to result in physical delivery are also reported on a gross basis.

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

Fair Values of Derivative Instruments - The following table sets forth the fair values of our derivative instruments for the periods indicated:

	September 30, 2011			December 31, 2010
	Fair Values of Derivatives (a)			Fair Values of Derivatives (a)
	Assets		(Liabilities)	Assets		(Liabilities)
Derivatives designated as hedging instruments	(Thousands of dollars)
Commodity contracts
Financial contracts	$117,892	(b)	$(37,965)	$136,040	(c)	$(23,843)
Physical contracts	68		(370)	-		(883)
Interest-rate contracts	-		(112,253)	-		-
Total derivatives designated as hedging instruments	117,960		(150,588)	136,040		(24,726)
Derivatives not designated as hedging instruments
Commodity contracts
Nontrading instruments
Financial contracts	150,068		(163,150)	125,503		(144,940)
Physical contracts	26,377		(3,565)	33,576		(7,214)
Trading instruments
Financial contracts	38,973		(37,241)	20,640		(18,656)
Total derivatives not designated as hedging instruments	215,418		(203,956)	179,719		(170,810)
Total derivatives	$333,378		$(354,544)	$315,759		$(195,536)
(a) - Included on a net basis in energy marketing and risk management assets and liabilities on our Consolidated Balance Sheets.
(b) - Includes $23.9 million of derivative assets associated with cash flow hedges of inventory that were adjusted to reflect the lower of cost or market. The deferred gains associated with these assets have been reclassified from accumulated other comprehensive loss.

(c) - Includes $44.9 million of derivative assets associated with cash flow hedges of inventory that were adjusted to reflect the lower of cost or market value. The deferred gains associated with these assets have been reclassified from accumulated other comprehensive loss.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:
		September 30, 2011		December 31, 2010
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Exchange futures	21.2	(28.2)	0.4	(7.6)
	Swaps	16.5	(66.4)	3.0	(69.9)
- Crude oil and NGLs (MMBbl)	Swaps	-	(3.6)	-	(1.5)
Basis
- Natural gas (Bcf)	Forwards and swaps	2.3	(55.1)	2.8	(64.9)
Interest-rate contracts (Millions of dollars)	Forward-starting swaps	$1,250.0	-	-	-

Fair value hedges
Basis
- Natural gas (Bcf)	Forwards and swaps	79.3	(79.3)	141.1	(141.1)

Derivatives not designated as hedging instruments:
Fixed price
- Natural gas (Bcf)	Exchange futures	77.3	(57.6)	34.6	(20.6)
	Forwards and swaps	235.7	(255.7)	73.6	(100.3)
	Options	86.5	(77.3)	81.0	(74.3)
- Crude and NGLs (MMBbl)	Forwards and swaps	0.1	(0.1)	0.6	(0.6)
Basis
- Natural gas (Bcf)	Forwards and swaps	268.6	(273.6)	411.5	(419.7)
Index
- Natural gas (Bcf)	Forwards and swaps	33.5	(23.2)	33.6	(6.1)

These notional amounts are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and consequently do not reflect our actual exposure to market or credit risk.

Cash Flow Hedges - Our Energy Services and ONEOK Partners segments use derivative instruments to hedge the cash flows associated with anticipated purchases and sales of natural gas, NGLs and condensate and cost of fuel used in the transportation of natural gas.  Accumulated other comprehensive income (loss) at September 30, 2011, includes gains of approximately $11.6 million, net of tax, related to these hedges that will be recognized within the next 27 months as the forecasted transactions affect earnings.  If prices remain at current levels, we will recognize $6.3 million in net gains over the next 12 months, and we will recognize net gains of $5.3 million thereafter.  The amounts deferred in accumulated comprehensive income (loss) attributable to our interest-rate swaps will be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of the debt.

For the three and nine months ended September 30, 2011, cost of sales and fuel in our Consolidated Statements of Income includes $23.9 million, reflecting an adjustment to natural gas inventory at the lower of cost or market value.  We reclassified this amount of deferred gains, before income taxes, on associated cash flow hedges from accumulated other comprehensive income (loss) into earnings in 2011.

For the three and nine months ended September 30, 2010, cost of sales and fuel in our Consolidated Statements of Income includes $47.4 million and $58.7 million, respectively, reflecting adjustments to natural gas inventory at the lower of cost or market value.  We reclassified these amounts of deferred gains, before income taxes, on associated cash flow hedges from accumulated other comprehensive income (loss) into earnings in 2010.

The following table sets forth the effect of cash flow hedges recognized in other comprehensive income (loss) for periods indicated:

	Three Months Ended		Nine Months Ended
Derivatives in Cash Flow Hedging Relationships	September 30,		September 30,
	2011	2010	2011	2010
	(Thousands of dollars)
Commodity contracts	$60,217	$63,852	$63,762	$144,905
Interest-rate contracts	(112,253)	-	(112,253)	-
Total gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion)	$(52,036)	$63,852	$(48,491)	$144,905

The following tables set forth the effect of cash flow hedges on our Consolidated Statements of Income for the periods indicated:

	Location of Gain (Loss) Reclassified from Accumulated	Three Months Ended
Derivatives in Cash Flow	Other Comprehensive Income (Loss) into Net Income	September 30,
Hedging Relationships	(Effective Portion)	2011	2010
		(Thousands of dollars)
Commodity contracts	Revenues	$2,416	$9,830
Commodity contracts	Cost of sales and fuel	23,681	26,587
Interest-rate contracts	Interest expense	(90)	(207)
Total gain (loss) reclassified from accumulated other comprehensive income (loss)
into net income on derivatives (effective portion)		$26,007	$36,210

	Location of Gain (Loss) Reclassified from Accumulated	Nine Months Ended
Derivatives in Cash Flow	Other Comprehensive Income (Loss) into Net Income	September 30,
Hedging Relationships	(Effective Portion)	2011	2010
		(Thousands of dollars)
Commodity contracts	Revenues	$32,292	$11,243
Commodity contracts	Cost of sales and fuel	22,745	45,276
Interest-rate contracts	Interest expense	(388)	236
Total gain (loss) reclassified from accumulated other comprehensive income (loss)
into net income on derivatives (effective portion)		$54,649	$56,755

Ineffectiveness related to our cash flow hedges was not material for the three and nine months ended September 30, 2011 and 2010.  In the event that it becomes probable that a forecasted transaction will not occur, we will discontinue cash flow hedge treatment, which will affect earnings.  For the three and nine months ended September 30, 2011 and 2010, there were no gains or losses due to the discontinuance of cash flow hedge treatment because the underlying transactions were no longer probable.

Other Derivative Instruments - The following table sets forth the effect of our derivative instruments that are not part of a hedging relationship on our Consolidated Statements of Income for the periods indicated:

		Three Months Ended		Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss)	September 30,		September 30,
		2011	2010	2011	2010
		(Thousands of dollars)
Commodity contracts - trading	Revenues	$1,357	$2,053	$1,474	$5,438
Commodity contracts - nontrading (a)	Cost of sales and fuel	4,991	2,559	15,498	4,931
Foreign exchange contracts	Revenues	-	27	-	17
Total gain recognized in income on derivatives		$6,348	$4,639	$16,972	$10,386
(a) - Amounts are presented net of deferred losses associated with derivatives entered into by our Distribution segment.

Our Distribution segment held natural gas call options with premiums totaling $12.8 million and $16.7 million at September 30, 2011, and December 31, 2010, respectively.  The premiums are recorded in other current assets as these contracts are included in, and recoverable through, the monthly purchased-gas cost mechanism.  For the three and nine months ended September 30, 2011, we recognized losses of $8.4 million and $11.5 million, respectively, associated with the decline in value and expiration of option contracts, which were deferred as part of the unrecognized purchased gas costs.  For the three and nine months ended September 30, 2010, we recognized losses of $16.6 million and $22.0 million, respectively, associated with the decline in value and expiration of option contracts, which were deferred as part of our unrecognized purchased gas costs.

Fair Value Hedges - In prior years, we terminated various interest-rate swap agreements.  The net savings from the termination of these swaps is being recognized in interest expense over the terms of the debt instruments originally hedged.  Interest expense savings from the amortization of terminated swaps for the three months ended September 30, 2011 and 2010, were $0.6 million and $2.5 million, respectively, and for the nine months ended September 30, 2011 and 2010, were $3.9 million and $7.6 million, respectively.

Our Energy Services segment uses basis swaps to hedge the fair value of price location differentials related to certain firm transportation commitments.  Cost of sales and fuel in our Consolidated Statements of Income includes gains of $3.3 million and $12.9 million for the three and nine months ended September 30, 2011, respectively, related to the change in fair value of derivatives designated as fair value hedges.  The ineffectiveness related to these hedges was not material for the three and nine months ended September 30, 2011.  Revenues include losses of $3.1 million and $12.5 million for the three and nine months ended September 30, 2011, respectively, to recognize the change in fair value of the related hedged firm commitments.

Cost of sales and fuel in our Consolidated Statements of Income includes gains of $4.6 million and $0.7 million for the three and nine months ended September 30, 2010, respectively, related to the change in fair value of derivatives designated as fair value hedges.  The ineffectiveness related to these hedges was not material for the three and nine months ended September 30, 2010.  Revenues include losses of $5.3 million and $1.2 million for the three and nine months ended September 30, 2010, respectively, to recognize the change in fair value of the related hedged firm commitments.

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

Some of our derivative instruments contain provisions that require us to maintain an investment-grade credit rating from S&P and/or Moody’s.  If our credit ratings on senior unsecured long-term debt were to decline below investment grade, we would be in violation of these provisions, and the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions.  The aggregate fair value of all financial derivative instruments with contingent features related to credit risk that were in a net liability position as of September 30, 2011, was $3.1 million.  If the contingent features underlying these agreements were triggered on September 30, 2011, we would have been required to post the entire $3.1 million of collateral to our counterparties.

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

The following tables set forth the net credit exposure from our derivative assets for the periods indicated:

	September 30, 2011
	Investment	Non-investment	Not
	Grade	Grade	Rated	Total
Counterparty sector	(Thousands of dollars)
Gas and electric utilities	$15,735	$266	$274	$16,275
Oil and gas	11,815	-	1,235	13,050
Industrial	-	-	7,770	7,770
Financial	43,436	-	-	43,436
Other	-	-	2	2
Total	$70,986	$266	$9,281	$80,533

	December 31, 2010
	Investment	Non-investment	Not
	Grade	Grade	Rated	Total
Counterparty sector	(Thousands of dollars)
Gas and electric utilities	$33,847	$1,240	$678	$35,765
Oil and gas	8,995	35	2,091	11,121
Industrial	18	-	7,682	7,700
Financial	9,254	-	-	9,254
Other	-	-	21	21
Total	$52,114	$1,275	$10,472	$63,861

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

The debt covenant calculations in the ONEOK 2011 Credit Agreement exclude the debt of ONEOK Partners.  Upon breach of certain covenants by ONEOK, amounts outstanding under the ONEOK 2011 Credit Agreement may become due and payable immediately.  At September 30, 2011, ONEOK’s stand-alone debt-to-capital ratio, as defined by the ONEOK 2011 Credit Agreement, was 42.4 percent, and ONEOK was in compliance with all covenants under the ONEOK 2011 Credit Agreement.  At September 30, 2011, ONEOK had $650.0 million of commercial paper outstanding and $2.0 million in letters of credit issued, leaving approximately $548.0 million of credit available under the ONEOK 2011 Credit Agreement.

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

ONEOK Partners 2011 Credit Agreement - On August 1, 2011, ONEOK Partners entered into the five-year, $1.2 billion ONEOK Partners 2011 Credit Agreement, which replaced the $1.0 billion ONEOK Partners Credit Agreement, that was due to expire March 2012.  The ONEOK Partners 2011 Credit Agreement, which is scheduled to expire in August 2016, contains certain financial, operational and legal covenants.  Among other things, these requirements include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners 2011 Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the three calendar quarters following the acquisitions.  Upon breach of certain covenants by ONEOK Partners in the ONEOK Partners 2011 Credit Agreement, amounts outstanding under the ONEOK Partners 2011 Credit Agreement, if any, may become due and payable immediately.

The ONEOK Partners 2011 Credit Agreement includes a $100-million sublimit for the issuance of standby letters of credit and also features an option to request an increase in the size of the facility to an aggregate of $1.7 billion by either commitments from new lenders or increased commitments from existing lenders.

The ONEOK Partners 2011 Credit Agreement is available to repay ONEOK Partners’ commercial paper notes, if necessary.  Amounts outstanding under the commercial paper program reduce the borrowing capacity under the ONEOK Partners 2011 Credit Agreement.  The ONEOK Partners 2011 Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in ONEOK Partners’ credit rating.  Borrowings, if any, will accrue at LIBOR plus 130 basis points, and the annual facility fee is 20 basis points based on ONEOK Partners’ current credit rating.  The ONEOK Partners 2011 Credit Agreement is guaranteed fully and unconditionally by its wholly owned subsidiary, ONEOK Partners Intermediate Limited Partnership.  Borrowings under the ONEOK Partners 2011 Credit Agreement are nonrecourse to ONEOK.

At September 30, 2011, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 3.4 to 1, and ONEOK Partners was in compliance with all covenants under the ONEOK Partners Credit Agreement.

A portion of the proceeds from ONEOK Partners’ January 2011 debt issuance, as discussed in Note E, was used to repay the outstanding balance of its commercial paper.  At September 30, 2011, ONEOK Partners had no commercial paper outstanding, no letters of credit issued and no borrowings under the ONEOK Partners 2011 Credit Agreement.  In October 2011, ONEOK Partners increased the size of its commercial paper program to $1.2 billion.

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

ONEOK Partners may redeem its 3.25-percent senior notes due 2016 and its 6.125-percent senior notes due 2041 at par starting one month and six months, respectively, before their maturity dates.  Prior to these dates, ONEOK Partners may redeem these notes, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium.  The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date.  The senior notes are senior unsecured obligations, ranking equally in right of payment with all of ONEOK Partners’ existing and future unsecured senior indebtedness, and structurally subordinate to any of the existing and future debt and other liabilities of any nonguarantor subsidiaries.

In 2011, ONEOK repaid $400 million of maturing senior notes and redeemed $90.5 million of 6.4-percent senior notes with available cash and short-term borrowings.

ONEOK Partners intends to repay $350 million of 5.9-percent senior notes that mature in April 2012 with a combination of cash on hand and short-term borrowings.

F.           EQUITY

The following tables set forth the changes in equity attributable to us and our noncontrolling interests, including other comprehensive income, net of tax, for the periods indicated:

	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
	ONEOK Shareholders' Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity	ONEOK Shareholders' Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
Beginning balance	$2,217,089	$1,480,615	$3,697,704	$2,387,229	$1,483,345	$3,870,574
Net income	60,321	100,559	160,880	55,295	65,006	120,301
Other comprehensive income (loss)	(43,307)	(15,370)	(58,677)	13,218	(603)	12,615
Repurchase of common stock	(3)	-	(3)	-	-	-
Common stock issued	9,841	-	9,841	7,691	-	7,691
Common stock dividends	(57,981)	-	(57,981)	(48,954)	-	(48,954)
Issuance of common units of ONEOK Partners	-	-	-	-	(3)	(3)
Distributions to noncontrolling interests	-	(69,704)	(69,704)	-	(66,801)	(66,801)
Other	-	-	-	-	(28)	(28)
Ending balance	$2,185,960	$1,496,100	$3,682,060	$2,414,479	$1,480,916	$3,895,395

	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
	ONEOK Shareholders' Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity	ONEOK Shareholders' Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
Beginning balance	$2,448,623	$1,472,218	$3,920,841	$2,207,194	$1,238,268	$3,445,462
Net income	245,593	249,399	494,992	251,558	141,837	393,395
Other comprehensive income (loss)	(65,771)	(19,257)	(85,028)	28,345	21,758	50,103
Repurchase of common stock	(300,108)	-	(300,108)	(5)	-	(5)
Common stock issued	26,960	-	26,960	19,082	-	19,082
Common stock dividends	(169,337)	-	(169,337)	(142,426)	-	(142,426)
Issuance of common units of ONEOK Partners	-	-	-	50,731	271,970	322,701
Distributions to noncontrolling interests	-	(206,260)	(206,260)	-	(192,889)	(192,889)
Other	-	-	-	-	(28)	(28)
Ending balance	$2,185,960	$1,496,100	$3,682,060	$2,414,479	$1,480,916	$3,895,395

Dividends - Fourth-quarter 2010 and first-quarter 2011 dividends paid on our common stock to shareholders of record at the close of business on January 31, 2011, and April 29, 2011, respectively, were $0.52 per share for each period.  A second-quarter 2011 dividend of $0.56 per share was declared for shareholders of record on August 1, 2011, and paid on August 12, 2011.  Additionally, a third-quarter 2011 dividend of $0.56 per share was declared for shareholders of record at the close of business on November 7, 2011, payable on November 14, 2011.

See Note K for a discussion of ONEOK Partners’ distributions to noncontrolling interests.

Stock Repurchase Plan - In May 2011, we entered into an accelerated share repurchase agreement (the ASR Agreement) with Barclays Capital (Barclays), pursuant to which we paid $300 million to Barclays and received from Barclays approximately 3.7 million shares of our common stock, representing approximately 85 percent of the estimated total number of shares to be repurchased.  In August 2011, Barclays delivered to us an additional 0.6 million shares based on the volume-weighted-average price per share of our common stock during the repurchase period and other adjustments pursuant to the terms and conditions of the ASR Agreement.  The delivery of additional shares completed the ASR Agreement.  We accounted for the repurchase as two separate transactions:  (i) as shares of common stock acquired in a treasury stock transaction recorded on the acquisition date; and (ii) as a forward contract indexed to ONEOK common stock that is classified as equity.

The ASR Agreement was part of our three-year stock repurchase program to buy up to $750 million of our common stock that was authorized by our Board of Directors in October 2010.

G.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the balance of accumulated other comprehensive income (loss) for the periods indicated:

	Unrealized Gains (Losses) on Energy Marketing and Risk Management Assets/Liabilities	Unrealized Holding Gains (Losses) on Investment Securities	Pension and Postretirement Benefit Plan Obligations	Accumulated Other Comprehensive Income (Loss)
	(Thousands of dollars)
December 31, 2010	$15,731	$1,371	$(125,904)	$(108,802)
Other comprehensive income (loss)
attributable to ONEOK	(51,384)	(370)	(14,017)	(65,771)
September 30, 2011	$(35,653)	$1,001	$(139,921)	$(174,573)

H.           EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended September 30, 2011
			Per Share
	Income	Shares	Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Net income attributable to ONEOK available for common stock	$60,321	103,303	$0.58
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	2,667
Net income attributable to ONEOK available for common stock
and common stock equivalents	$60,321	105,970	$0.57

	Three Months Ended September 30, 2010
			Per Share
	Income	Shares	Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Net income attributable to ONEOK available for common stock	$55,295	106,443	$0.52
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	1,208
Net income attributable to ONEOK available for common stock
and common stock equivalents	$55,295	107,651	$0.51

	Nine Months Ended September 30, 2011
			Per Share
	Income	Shares	Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Net income attributable to ONEOK available for common stock	$245,593	105,220	$2.33
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	2,507
Net income attributable to ONEOK available for common stock
and common stock equivalents	$245,593	107,727	$2.28

	Nine Months Ended September 30, 2010
			Per Share
	Income	Shares	Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Net income attributable to ONEOK available for common stock	$251,558	106,310	$2.37
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	1,105
Net income attributable to ONEOK available for common stock
and common stock equivalents	$251,558	107,415	$2.34

There were no option shares excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2011 and 2010.

I.           EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and postretirement benefit plans for the periods indicated:

	Pension Benefits		Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Components of net periodic benefit cost	(Thousands of dollars)
Service cost	$5,003	$4,819	$15,009	$14,457
Interest cost	14,689	14,536	44,067	43,608
Expected return on assets	(18,875)	(18,413)	(56,625)	(55,239)
Amortization of unrecognized prior service cost	255	319	764	959
Amortization of net loss	8,927	6,889	26,782	20,666
Net periodic benefit cost	$9,999	$8,150	$29,997	$24,451

	Postretirement Benefits		Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Components of net periodic benefit cost	(Thousands of dollars)
Service cost	$1,257	$1,231	$3,772	$3,694
Interest cost	3,958	3,911	11,874	11,733
Expected return on assets	(2,568)	(1,974)	(7,704)	(5,922)
Amortization of unrecognized net asset at adoption	797	797	2,391	2,392
Amortization of unrecognized prior service cost	(501)	(500)	(1,503)	(1,502)
Amortization of net loss	2,031	1,752	6,093	5,256
Net periodic benefit cost	$4,974	$5,217	$14,923	$15,651

J.           UNCONSOLIDATED AFFILIATES

Northern Border Pipeline - In July 2011, the partners of Northern Border Pipeline made equity contributions of approximately $99.6 million, with ONEOK Partners’ share totaling approximately $49.8 million.  ONEOK Partners does not anticipate additional significant equity contributions in 2011.

Overland Pass Pipeline Company - The members of Overland Pass Pipeline Company expect to make contributions primarily in 2012 totaling approximately $70 million to $80 million, with ONEOK Partners’ share expected to be approximately $35 million to $40 million, to install additional pump stations and to expand existing pump stations.

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated.  All amounts in the table below are equity earnings from investments in our ONEOK Partners segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Thousands of dollars)
Northern Border Pipeline	$19,723	$21,183	$56,970	$48,401
Overland Pass Pipeline Company (a)	4,338	1,011	14,074	1,011
Fort Union Gas Gathering, L.L.C.	3,444	3,633	10,120	10,772
Bighorn Gas Gathering, L.L.C.	1,389	1,664	4,727	3,712
Other	3,135	1,899	7,774	7,286
Equity earnings from investments	$32,029	$29,390	$93,665	$71,182
(a) Beginning in September 2010, following the sale of a 49-percent interest, Overland Pass Pipeline Company was deconsolidated and prospectively accounted for under the equity method.

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Thousands of dollars)
Income Statement (a)
Operating revenues	$124,955	$119,205	$369,258	$316,513
Operating expenses	$55,899	$48,566	$162,123	$138,177
Net income	$65,368	$63,588	$187,777	$156,454

Distributions paid to us (a)	$32,257	$29,587	$103,309	$79,231
(a) - Financial information for 2011 is not directly comparable with 2010 due to the deconsolidation of Overland Pass Pipeline Company in September 2010.

K.           ONEOK PARTNERS

Unit Split - In June 2011, ONEOK Partners announced that the board of directors of its general partner approved a two-for-one split of its common and Class B units.  The two-for-one unit split was completed on July 12, 2011, by a distribution of one unit for each unit outstanding and held by unitholders of record on June 30, 2011.  As a result of this unit split, we have adjusted all unit and per-unit amounts contained herein to be presented on a post-split basis.

Ownership Interest in ONEOK Partners - Our ownership interest in ONEOK Partners is shown in the table below as of September 30, 2011, and December 31, 2010:

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

Cash Distributions - We receive distributions from ONEOK Partners on our common and Class B units and our 2-percent general partner interest, which includes our incentive distribution rights.  Under ONEOK Partners’ partnership agreement, as amended, distributions are made to the partners with respect to each calendar quarter in an amount equal to 100 percent of available cash as defined in ONEOK Partners’ partnership agreement, as amended.  Available cash generally will be distributed 98 percent to limited partners and 2 percent to the general partner.  The general partner’s percentage interest in quarterly distributions is increased after certain specified target levels are met during the quarter.  In July 2011, the partnership agreement was amended to adjust the formula for distributing available cash among the general partner and limited partners to reflect the two-for-one unit split.  Under the incentive distribution provisions, as set forth in ONEOK Partners’ partnership agreement, as amended, the general partner receives:

•	15 percent of amounts distributed in excess of $0.3025 per unit;
•	25 percent of amounts distributed in excess of $0.3575 per unit; and
•	50 percent of amounts distributed in excess of $0.4675 per unit.

The following table shows ONEOK Partners’ distributions paid in the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Thousands, except per unit amounts)
Distribution per unit	$0.585	$0.560	$1.730	$1.665

General partner distributions	$3,078	$2,874	$9,030	$8,349
Incentive distributions	31,580	26,689	89,849	75,796
Distributions to general partner	34,658	29,563	98,879	84,145
Limited partner distributions to ONEOK	49,601	47,481	146,684	141,172
Limited partner distributions to noncontrolling interest	69,631	66,655	205,917	192,130
Total distributions paid	$153,890	$143,699	$451,480	$417,447

The following table shows ONEOK Partners’ distributions declared for the periods indicated and paid within 45 days of the end of the period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Thousands, except per unit amounts)
Distribution per unit	$0.595	$0.565	$1.755	$1.680

General partner distributions	$3,159	$2,915	$9,233	$8,622
Incentive distributions	33,537	27,667	94,741	80,066
Distributions to general partner	36,696	30,582	103,974	88,688
Limited partner distributions to ONEOK	50,450	47,905	148,803	142,444
Limited partner distributions to noncontrolling interest	70,821	67,250	208,893	199,966
Total distributions declared	$157,967	$145,737	$461,670	$431,098

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

The following table shows ONEOK Partners’ transactions with us for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Thousands of dollars)
Revenues	$111,177	$117,985	$306,669	$363,004

Expenses
Cost of sales and fuel	$13,942	$12,402	$37,113	$41,377
Administrative and general expenses	62,306	47,703	175,815	150,702
Total expenses	$76,248	$60,105	$212,928	$192,079

L.           COMMITMENTS AND CONTINGENCIES

Environmental Matters - We are subject to multiple historical and wildlife preservation laws and environmental regulations affecting many aspects of our present and future operations.  Regulated activities include those involving air emissions, stormwater and wastewater discharges, handling and disposal of solid and hazardous wastes, hazardous materials transportation, and pipeline and facility construction.  These laws and regulations require us to obtain and comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals.  Failure to comply with these laws, regulations, licenses and permits may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations.  If a leak or spill of hazardous substances or petroleum products occurs from pipelines or facilities that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including response, investigation and cleanup costs, which could affect materially our results of operations and cash flows.  In addition, emission controls required under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities.  We cannot assure that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us.  Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2011 or 2010.

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

In addition, the EPA has issued a rule on air-quality standards, “National Emission Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines,” also known as RICE NESHAP, scheduled to be adopted in 2013.  The rule will require capital expenditures over the next two years for the purchase and installation of new emissions-control equipment.  We do not expect these expenditures to have a material impact on our results of operations, financial position or cash flows.

On July 28, 2011, the EPA issued a proposed rule package that would change the air emission New Source Performance Standards and Maximum Achievable Control Technology requirements applicable to natural gas production, processing, transmission and underground storage.  The proposed rules would impact emission limits for specific equipment through the use of controls; however, potential costs associated with the proposed rules are currently unknown.

Pipeline Safety - We are subject to Pipeline and Hazardous Materials Safety Administration regulations, including integrity-management regulations.  The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas.  In January 2011, the Pipeline and Hazardous Materials Safety Administration issued an “Advisory Bulletin” regarding maximum allowable operating pressures for natural gas and hazardous liquids pipelines.  This bulletin requests that all operators review pipeline records and data to validate existing maximum pressure determinations.  Currently, the United States Congress (Congress) is considering reauthorization of existing pipeline safety legislation.  The Pipeline Transportation Safety Improvement Act of 2011 was passed by the United States Senate (Senate) in late October.  The United States House of Representatives’ (House) Energy and Commerce Committee and the House Transportation and Infrastructure Committee have passed similar bills that will be combined to form the House’s version to present at conference with the Senate.

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

If a release of natural gas or natural gas liquids occurs as a result of failure or abnormal operating conditions from pipelines or facilities that we own, operate or otherwise use, we could be held liable for all resulting liabilities, including personal injury and property damage, as well as response, investigation and cleanup costs, which could affect materially our results of operations and cash flows.

Financial Markets Legislation - The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets.  Various regulatory agencies, including the SEC and the CFTC, have proposed regulations for implementation of many of the provisions of the Dodd-Frank Act.  Although the CFTC has issued final regulations for certain provisions of the Dodd-Frank Act, the majority remain outstanding.  Because the CFTC did not complete its rulemaking process by the Act’s deadline of July 16, 2011, it has deferred the effective date of the provisions of the Dodd-Frank Act that require a rulemaking and is proposing a further extension.  Until certain final regulations are established, we are unable to ascertain how we may be affected.  Based on our assessment of the proposed regulations issued to date, we expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity and interest-rate risks; however, the costs of doing so may increase as a result of the new legislation.  We also may incur additional costs associated with our compliance with the new regulations and anticipated additional recordkeeping, reporting and disclosure obligations.

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

Customers - For the three and nine months ended September 30, 2011 and 2010, we had no single external customer from which we received 10 percent of our consolidated gross revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended September 30, 2011	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$2,792,399	$277,539	$524,667	$586	$3,595,191
Intersegment revenues	111,177	2,176	83,522	(196,875)	-
Total revenues	$2,903,576	$279,715	$608,189	$(196,289)	$3,595,191

Net margin	$394,006	$146,777	$(7,373)	$583	$533,993
Operating costs	106,306	97,137	5,252	362	209,057
Depreciation and amortization	45,221	30,287	100	378	75,986
Loss on sale of assets	(69)	-	-	-	(69)
Operating income	$242,410	$19,353	$(12,725)	$(157)	$248,881

Equity earnings from investments	$32,029	$-	$-	$-	$32,029
Capital expenditures	$252,227	$67,459	$21	$18,831	$338,538
(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment's regulated operations had revenues of $166.3 million, net margin of $112.5 million and operating income of $55.9 million.

(b) - Our Distribution segment has regulated and non-regulated operations. Our Distribution segment's regulated operations had revenues of $213.8 million, net margin of $145.4 million and operating income of $19.8 million.

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
(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment's regulated operations had revenues of $150.6 million, net margin of $111.1 million and operating income of $57.0 million.

(b) - Our Distribution segment has regulated and non-regulated operations. Our Distribution segment's regulated operations had revenues of $237.8 million, net margin of $148.9 million and operating income of $19.9 million.

Nine Months Ended September 30, 2011	ONEOK Partners (a)	Distribution (b)	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$7,880,736	$1,386,830	$1,707,223	$1,766	$10,976,555
Intersegment revenues	306,669	10,016	408,734	(725,419)	-
Total revenues	$8,187,405	$1,396,846	$2,115,957	$(723,653)	$10,976,555

Net margin	$1,083,100	$556,139	$48,143	$1,808	$1,689,190
Operating costs	328,630	310,368	18,554	812	658,364
Depreciation and amortization	131,665	100,736	359	1,441	234,201
Loss on sale of assets	(791)	-	-	-	(791)
Operating income	$622,014	$145,035	$29,230	$(445)	$795,834

Equity earnings from investments	$93,665	$-	$-	$-	$93,665
Investments in unconsolidated affiliates	$1,224,397	$-	$-	$-	$1,224,397
Total assets	$8,775,553	$3,095,688	$562,724	$737,159	$13,171,124
Noncontrolling interests in consolidated subsidiaries	$5,249	$-	$-	$1,490,851	$1,496,100
Capital expenditures	$662,386	$176,508	$24	$23,392	$862,310
(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment's regulated operations had revenues of $474.8 million, net margin of $341.6 million and operating income of $169.0 million.

(b) - Our Distribution segment has regulated and non-regulated operations. Our Distribution segment's regulated operations had revenues of $1,155.0 million, net margin of $548.3 million and operating income of $143.1 million.

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
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three and nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for a 12-month period.

Growth Projects - Drilling rig counts are higher and related development activities continue to progress in many areas of ONEOK Partners’ operations compared with 2010.  Increasing natural gas and NGL production resulting from these activities and higher petrochemical industry demand for NGL products have required additional capital investments to increase the capacity of the infrastructure to bring these commodities from supply basins to market.  In response to this increased production and demand for NGL products, ONEOK Partners has announced $2.7 billion to $3.3 billion in new capital projects to meet the needs of oil and natural gas producers in the Bakken Shale, the Cana-Woodford Shale and the Granite Wash areas, and for additional NGL infrastructure in the Mid-Continent and Gulf Coast areas that will enhance the distribution of NGL products to meet the increasing petrochemical industry and NGL export demand, which, when completed, are anticipated to provide additional earnings and cash flows.  See discussion of ONEOK Partners’ growth projects in the “Financial Results and Operating Information” section for our ONEOK Partners segment.

Dividends/Distributions - We declared a quarterly dividend of $0.56 per share ($2.24 per share on an annualized basis) in October 2011, an increase of approximately 17 percent over the $0.48 declared in October 2010.  A cash distribution from ONEOK Partners of $0.595 per unit ($2.38 per unit on an annualized basis) was declared in October 2011, an increase of approximately 5 percent over the $0.565 per unit declared, on a split-adjusted basis, in October 2010.

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

In 2011, ONEOK repaid $400 million of maturing senior notes and redeemed $90.5 million of 6.4-percent senior notes with available cash and short-term borrowings.

Unit Split - In June 2011, ONEOK Partners announced that the board of directors of its general partner approved a two-for-one split of its common and Class B units. The two-for-one unit split was completed on July 12, 2011, by a distribution of one unit for each unit outstanding and held by unitholders of record on June 30, 2011.  In July 2011, ONEOK Partners’ partnership agreement was amended to adjust the formula for distributing available cash among the general partner and limited partners to reflect the unit split.  As a result of this unit split, we have adjusted all unit and per-unit amounts contained herein to be presented on a post-split basis.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2011 vs. 2010		2011 vs. 2010
Financial Results	2011	2010	2011	2010	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues	$3,595.2	$2,942.7	$10,976.6	$9,673.8	$652.5	22%	$1,302.8	13%
Cost of sales and fuel	3,061.2	2,491.3	9,287.4	8,145.0	569.9	23%	1,142.4	14%
Net margin	534.0	451.4	1,689.2	1,528.8	82.6	18%	160.4	10%
Operating costs	209.0	203.4	658.4	610.3	5.6	3%	48.1	8%
Depreciation and amortization	76.0	77.2	234.2	230.6	(1.2)	(2%)	3.6	2%
Gain (loss) on sale of assets	(0.1)	16.1	(0.8)	15.0	(16.2)	*	(15.8)	*
Operating income	$248.9	$186.9	$795.8	$702.9	$62.0	33%	$92.9	13%

Equity earnings from investments	$32.0	$29.4	$93.7	$71.2	$2.6	9%	$22.5	32%
Interest expense	$(73.8)	$(70.9)	$(228.7)	$(222.8)	$2.9	4%	$5.9	3%
Net income	$160.9	$120.3	$495.0	$393.4	$40.6	34%	$101.6	26%
Net income attributable to noncontrolling interests	$100.6	$65.0	$249.4	$141.8	$35.6	55%	$107.6	76%
Net income attributable to ONEOK	$60.3	$55.3	$245.6	$251.6	$5.0	9%	$(6.0)	(2%)
Capital expenditures	$338.5	$176.6	$862.3	$356.3	$161.9	92%	$506.0	*
* Percentage change is greater than 100 percent.

Operating income increased 33 percent and 13 percent for the three and nine months ended September 30, 2011, respectively, compared with the same periods last year, reflecting higher results at our ONEOK Partners segment, offset partially by lower operating income at our Distribution and Energy Services segments.  Our ONEOK Partners segment’s operating income increased due primarily to more favorable NGL price differentials and higher NGL volumes gathered and fractionated, offset partially by the deconsolidation of Overland Pass Pipeline in September 2010 in its natural gas liquids business and lower natural gas transportation margins due to narrower natural gas price location differentials in its natural gas pipelines business.

Our Distribution segment’s operating income decreased for the nine months ended September 30, 2011, compared with the same period last year, due to increased operating costs and higher depreciation and amortization expense.  Operating income for the three months ended September 30, 2011, was relatively unchanged from the same period last year.

Our Energy Services segment’s operating income for the three-month period decreased due to lower transportation margins, net of hedging activities, due primarily to narrower price location differentials and lower hedge settlements in 2011.  For the nine-month period, our Energy Services segment’s operating income decreased due primarily to lower transportation margins, net of hedging activities, and lower storage and marketing margins, net of hedging activities.

Operating costs increased for the nine months ended September 30, 2011, compared with the same period last year, due primarily to increased share-based compensation and other labor and benefit costs, and increased ad valorem taxes, materials and outside services expenses in our ONEOK Partners segment.

Gain (loss) on sale of assets decreased for the three and nine months ended September 30, 2011, compared with the same periods last year, due to the sale of a 49-percent interest of Overland Pass Pipeline Company in September 2010.

Equity earnings from investments increased for the nine months ended September 30, 2011, compared with the same period last year, due to increased contracted capacity on Northern Border Pipeline and the impact of accounting for Overland Pass Pipeline Company as an equity method investment beginning in September 2010.

Net income attributable to noncontrolling interests for the three and nine months ended September 30, 2011 and 2010, primarily reflects the portion of ONEOK Partners that we do not own and reflects higher earnings in our ONEOK Partners segment.

Capital expenditures increased for the three and nine months ended September 30, 2011, compared with the same periods last year, due primarily to the new growth projects in ONEOK Partners’ natural gas gathering and processing and natural gas liquids businesses.

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

Natural gas gathering and processing business - ONEOK Partners’ natural gas gathering and processing business is engaged in the gathering and processing of natural gas produced from crude oil and natural gas wells, primarily in the Mid-Continent and Rocky Mountain regions.  These regions include the Anadarko Basin of Oklahoma that contains the NGL-rich Cana-Woodford Shale formation; Hugoton and Central Kansas Uplift Basins of Kansas; the Williston Basin of Montana and North Dakota that includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations; and the Powder River Basin of Wyoming.  Through gathering systems, natural gas is aggregated and treated or processed for removal of water vapor, solids and other contaminants, and to extract NGLs in order to provide marketable natural gas, commonly referred to as residue gas.  When the NGLs are separated from the unprocessed natural gas at the processing plants, the NGLs are generally in the form of a mixed, unfractionated NGL stream.  In the Powder River Basin, the natural gas that ONEOK Partners gathers is coal-bed methane or dry, natural gas that does not require processing or NGL extraction in order to be marketable.  Dry natural gas is gathered, compressed and delivered into a downstream pipeline or marketed for a fee.

Natural gas pipelines business - ONEOK Partners’ natural gas pipelines business operates interstate and intrastate natural gas transmission pipelines, natural gas storage facilities and nonprocessable natural gas gathering facilities.  ONEOK Partners also provides natural gas transportation and storage services in accordance with Section 311(a) of the Natural Gas Policy Act.  ONEOK Partners’ FERC-regulated interstate assets transport natural gas through pipelines that access supply from Canada and from the Mid-Continent, Rocky Mountain and Gulf Coast regions.  ONEOK Partners’ intrastate natural gas pipeline assets are located in Oklahoma, Texas and Kansas, and have access to major natural gas producing areas in those states.  ONEOK Partners owns underground natural gas storage facilities in Oklahoma, Kansas and Texas.

Natural gas liquids business - ONEOK Partners’ natural gas liquids business gathers, treats, fractionates, stores and transports NGLs and distributes and stores NGL products.  ONEOK Partners’ natural gas liquids gathering pipelines deliver unfractionated NGLs gathered from natural gas processing plants located in Oklahoma, Kansas, Texas and the Rocky Mountain region to fractionators it owns in Oklahoma, Kansas and Texas, as well as to third-party fractionators and third-party pipelines.  The NGLs are then separated through the fractionation process into the individual NGL products that realize the greater economic value of the NGL components.  The individual NGL products are then stored or distributed to petrochemical manufacturers, heating-fuel users, refineries and propane distributors through ONEOK Partners’ FERC-regulated distribution pipelines that move NGL products from Oklahoma and Kansas to the Mid-Continent and Gulf Coast NGL market centers, as well as the Midwest markets near Chicago, Illinois.

Growth Projects - Natural gas gathering and processing business - ONEOK Partners’ natural gas gathering and processing business announced in 2010 and early 2011 approximately $950 million to $1.1 billion in growth projects in the Williston Basin and Cana-Woodford Shale areas that will enable ONEOK Partners to meet the rapidly growing needs of crude oil and natural gas producers in those areas.

Williston Basin Processing Plants and related projects - ONEOK Partners is constructing three new 100 MMcf/d natural gas processing facilities:  the Garden Creek plant in eastern McKenzie County, North Dakota, and the Stateline I and II plants in western Williams County, North Dakota.  ONEOK Partners has multi-year supply commitments and acreage dedications for all the capacity of the Garden Creek and Stateline I plants and for approximately 75 percent of the Stateline II plant’s capacity.  In addition, ONEOK Partners will expand and upgrade its existing gathering and compression infrastructure and add new well connections associated with these plants.  The Garden Creek plant, which is expected to be in service by the end of 2011, and related infrastructure projects are expected to cost approximately $350 million to $415 million, excluding AFUDC.  The Stateline I plant, which is expected to be in service by the third quarter of 2012, and related infrastructure projects are expected to cost approximately $300 million to $355 million, excluding AFUDC.  The Stateline II plant, which is expected to be in service during the first half of 2013, and related infrastructure projects are expected to cost approximately $260 million to $305 million, excluding AFUDC.

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

Natural gas liquids business - The growth strategy in the natural gas liquids business is focused around the oil and natural gas drilling activity in shale plays from the Rockies through the Mid-Continent region down to the Texas Gulf Coast region.  Increasing natural gas and NGL production resulting from this activity and higher petrochemical industry demand for NGL products have required ONEOK Partners to make additional capital investments to increase the capacity of its infrastructure to bring these commodities from supply basins to market.  ONEOK Partners’ natural gas liquids business has announced plans to invest approximately $1.7 billion to $2.2 billion.  This investment will accommodate the gathering and fractionation of growing NGL supplies from the shale plays across ONEOK Partners’ asset base and alleviate infrastructure constraints between the Mid-Continent and Texas Gulf Coast regions that will enhance the distribution of NGL products to meet the increasing petrochemical industry and NGL export demand in the Gulf Coast.

Sterling III Pipeline and reconfiguring Sterling I and II Pipelines - ONEOK Partners plans to build a 570-plus-mile natural gas liquids pipeline, the Sterling III Pipeline, which will have the flexibility to transport either unfractionated NGLs or NGL products from the Mid-Continent to the Texas Gulf Coast.  The Sterling III Pipeline will traverse the NGL-rich Woodford Shale that is currently under development, as well as provide transportation capacity for the growing NGL production from the Cana-Woodford Shale and Granite Wash areas, where the pipeline can gather unfractionated NGLs from the new natural gas processing plants that are being built as a result of increased drilling activity in these areas.  The Sterling III Pipeline will have an initial capacity to transport up to 193 MBbl/d of production from ONEOK Partners’ natural gas liquids infrastructure at Medford, Oklahoma, to its storage and fractionation facilities in Mont Belvieu, Texas.  ONEOK Partners has multi-year supply commitments from producers and natural gas processors for approximately two-thirds of the pipeline’s capacity.  Additional pump stations could expand the capacity of the pipeline to 250 MBbl/d.  Following the receipt of all necessary permits and the acquisition of rights-of-way, construction is scheduled to begin in 2013, with an expected completion late the same year.

The investment also includes reconfiguring its existing Sterling I and II Pipelines, which currently distribute NGL products between the Mid-Continent and Gulf Coast NGL market centers, to transport either unfractionated NGLs or NGL products.

The project costs for the new pipeline and reconfiguring projects are estimated to be $610 million to $810 million, excluding AFUDC.

MB-2 fractionator - ONEOK Partners plans to construct a 75-MBbl/d fractionator, MB-2, near ONEOK Partners’ storage facility in Mont Belvieu, Texas.  The Texas Commission on Environmental Quality (TCEQ) has approved the permit application to build this fractionator.  Construction of the MB-2 fractionator began in June 2011 and is expected to be completed in mid-2013.  The cost of the MB-2 fractionator is estimated to be $300 million to $390 million, excluding AFUDC.  ONEOK Partners has multi-year supply commitments from producers and natural gas processors for approximately two-thirds of the fractionator’s capacity.  The fractionator can be expanded to 125 MBbl/d to accommodate additional NGL volumes from the Arbuckle Pipeline and the Sterling I, II and III pipelines.

Bakken Pipeline and related projects - ONEOK Partners plans to build a 525- to 615-mile natural gas liquids pipeline, the Bakken Pipeline, to transport unfractionated NGLs from the Williston Basin to the Overland Pass Pipeline.  The Bakken Pipeline will initially have the capacity to transport up to 60 MBbl/d of unfractionated NGL production and can be expanded to 110 MBbl/d with additional pump stations.  The unfractionated NGLs will then be delivered to ONEOK Partners’ existing natural gas liquids fractionation and distribution infrastructure in the Mid-Continent.  Project costs for the new pipeline are estimated to be $450 million to $550 million, excluding AFUDC.

NGL supply commitments for the Bakken Pipeline will be anchored by NGL production from ONEOK Partners’ natural gas processing plants in the Williston Basin.  Following receipt of all necessary permits, construction of the 12-inch diameter pipeline is expected to begin in the second quarter of 2012 and be in service during the first half of 2013.

The unfractionated NGLs from the Bakken Pipeline and other supply sources under development in the Rockies will require installing additional pump stations and expanding existing pump stations on the Overland Pass Pipeline, in which ONEOK Partners owns a 50-percent equity interest.  These additions and expansions will increase the capacity of Overland Pass Pipeline to 255 MBbl/d.  ONEOK Partners’ anticipated share of the costs for this project is estimated to be $35 million to $40 million, excluding AFUDC.

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

These investments include constructing more than 230 miles of natural gas liquids pipelines that will expand its existing Mid-Continent natural gas liquids gathering system in the Cana-Woodford Shale and Granite Wash areas.  The pipelines will connect to three new third-party natural gas processing facilities that are under construction and to three existing third-party natural gas processing facilities that are being expanded.  Additionally, ONEOK Partners will install additional pump stations on the Arbuckle Pipeline to increase its capacity to 240 MBbl/d.  When completed, these projects are expected to add, through multi-year supply contracts, approximately 75 to 80 MBbl/d of unfractionated NGLs to ONEOK Partners’ existing natural gas liquids gathering systems.  These projects are expected to be in service during the first half of 2012 and cost approximately $180 million to $240 million, excluding AFUDC.

In 2010, ONEOK Partners invested approximately $17 million to increase the accessibility of new NGL supply to the Arbuckle Pipeline and Mont Belvieu fractionation facilities.

Sterling I Pipeline Expansion - ONEOK Partners is installing seven additional pump stations for approximately $36 million, excluding AFUDC, along its existing Sterling I natural gas liquids distribution pipeline, increasing its capacity by 15 MBbl/d, which will be supplied by ONEOK Partners’ Mid-Continent natural gas liquids infrastructure.  The Sterling I pipeline transports NGL products from ONEOK Partners’ fractionator in Medford, Oklahoma, to the Mont Belvieu, Texas, market center.  All of the pump stations are expected to be in service by the end of November 2011.

For a discussion of ONEOK Partners’ capital expenditure financing, see “Capital Expenditures” in “Liquidity and Capital Resources” on page 49.

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

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2011 vs. 2010		2011 vs. 2010
Financial Results	2011	2010	2011	2010	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues	$2,903.6	$2,070.1	$8,187.4	$6,329.3	$833.5	40%	$1,858.1	29%
Cost of sales and fuel	2,509.6	1,784.1	7,104.3	5,494.0	725.5	41%	1,610.3	29%
Net margin	394.0	286.0	1,083.1	835.3	108.0	38%	247.8	30%
Operating costs	106.3	97.8	328.6	292.1	8.5	9%	36.5	12%
Depreciation and amortization	45.2	43.8	131.7	131.7	1.4	3%	-	0%
Gain (loss) on sale of assets	(0.1)	16.1	(0.8)	15.1	(16.2)	*	(15.9)	*
Operating income	$242.4	$160.5	$622.0	$426.6	$81.9	51%	$195.4	46%

Equity earnings from investments	$32.0	$29.4	$93.7	$71.2	$2.6	9%	$22.5	32%
Interest expense	$(55.7)	$(49.1)	$(170.6)	$(156.6)	$6.6	13%	$14.0	9%
Capital expenditures	$252.2	$104.1	$662.4	$202.8	$148.1	*	$459.6	*
* Percentage change is greater than 100 percent.

Net margin increased for the three months ended September 30, 2011, compared with the same period last year, due primarily to the following:

•
an increase of $89.4 million related to more favorable NGL price differentials and additional fractionation and transportation capacity available for optimization activities between the Conway, Kansas, and Mont Belvieu, Texas, NGL market centers in ONEOK Partners’ natural gas liquids business;

•	an increase of $11.6 million due to higher net realized NGL and condensate prices in ONEOK Partners’ natural gas gathering and processing business;
•
an increase of $7.9 million from higher NGL volumes gathered and fractionated in Texas and the Mid-Continent and Rocky Mountain regions, excluding the impact of the September 2010 deconsolidation of Overland Pass Pipeline Company, and contract renegotiations for higher fees associated with ONEOK Partners’ NGL exchange services activities, offset partially by higher costs associated with NGL volumes fractionated by third parties in its natural gas liquids business;

•
an increase of $7.3 million related to higher isomerization margins resulting from wider price differentials between normal butane and iso-butane and higher isomerization volumes in ONEOK Partners’ natural gas liquids business; and

•
an increase of $6.2 million due to higher volumes processed in the Williston Basin, offset partially by lower volumes in Kansas due to natural production declines in ONEOK Partners’ natural gas gathering and processing business; offset partially by

•	a decrease of $10.2 million due to the deconsolidation of Overland Pass Pipeline Company, which is now accounted for under the equity method in ONEOK Partners’ natural gas liquids business.

Net margin increased for the nine months ended September 30, 2011, compared with the same period last year, due primarily to the following:

•
an increase of $207.4 million related to more favorable NGL price differentials and additional fractionation and transportation capacity available for optimization activities between the Conway, Kansas, and Mont Belvieu, Texas, NGL market centers in ONEOK Partners’ natural gas liquids business;

•
an increase of $29.6 million from higher NGL volumes gathered and fractionated in Texas and the Mid-Continent and Rocky Mountain regions, excluding the impact of the September 2010 deconsolidation of Overland Pass Pipeline Company, and contract renegotiations for higher fees associated with ONEOK Partners’ NGL exchange services activities, offset partially by higher costs associated with NGL volumes fractionated by third parties in its natural gas liquids business;

•	an increase of $26.7 million due to higher net realized commodity prices in ONEOK Partners’ natural gas gathering and processing business;
•
an increase of $12.8 million related to higher isomerization margins resulting from wider price differentials between normal butane and iso-butane and higher isomerization volumes in ONEOK Partners’ natural gas liquids business;

•	an increase of $11.8 million due to favorable changes in contract terms in ONEOK Partners’ natural gas gathering and processing business;
•
an increase of $9.3 million due to higher natural gas volumes processed in the Williston Basin resulting from increased drilling activity, offsetting reduced drilling activity in certain parts of western Oklahoma and Kansas and weather-related outages in the first quarter in ONEOK Partners’ natural gas gathering and processing business; and

•	an increase of $9.2 million due to higher storage margins as a result of contract renegotiations at higher fees in ONEOK Partners’ natural gas liquids business; offset partially by
•	a decrease of $42.8 million due to the deconsolidation of Overland Pass Pipeline Company, which is now accounted for under the equity method in ONEOK Partners’ natural gas liquids business;
•
a decrease of $9.6 million from lower natural gas transportation margins due to narrower natural gas price location differentials that decreased contracted transportation capacity on Midwestern Gas Transmission and interruptible transportation volumes across ONEOK Partners’ pipelines in its natural gas pipelines business; and

•
a decrease of $6.1 million due to lower natural gas volumes gathered as a result of continued production declines and reduced drilling activity by producers in the Powder River Basin in ONEOK Partners’ natural gas gathering and processing business.

Operating costs increased for the three months ended September 30, 2011, compared with the same period last year, due primarily to the following:

•	an increase of $3.7 million in higher labor and employee-related costs associated with incentive and benefit plans;
•
an increase of $3.2 million from higher materials and outside services expenses associated primarily with scheduled maintenance at fractionation and storage facilities in ONEOK Partners’ natural gas liquids business; and

•	an increase of $2.6 million due to higher ad valorem taxes associated with the completed capital projects in ONEOK Partners’ natural gas liquids business.

Operating costs increased for the nine months ended September 30, 2011, compared with the same period last year, due primarily to the following:

•
an increase of $20.3 million in higher labor and employee-related costs associated with incentive and benefit plans, which includes higher share-based compensation costs resulting from common stock awarded to employees as part of ONEOK’s stock award program and the appreciation in ONEOK’s share price, affecting all of ONEOK Partners’ businesses;

•	an increase of $9.3 million due to higher ad valorem taxes associated with the completed capital projects in all of ONEOK Partners’ businesses; and
•
an increase of $6.3 million from higher materials and outside services expenses associated primarily with scheduled maintenance at fractionation and storage facilities in ONEOK Partners’ natural gas liquids business; offset partially by

•
a decrease of $5.4 million due to the deconsolidation of Overland Pass Pipeline Company, which is now accounted for under the equity method of accounting in ONEOK Partners’ natural gas liquids business.

Gain (loss) on sale of assets decreased for the three and nine months ended September 30, 2011, compared with the same periods last year, due to the sale of a 49-percent interest of Overland Pass Pipeline Company in September 2010.

Equity earnings from investments increased for the nine months ended September 30, 2011, compared with the same period last year, due primarily to increased contracted capacity on Northern Border Pipeline in ONEOK Partners’ natural gas pipelines business.  Northern Border Pipeline benefited from wider natural gas price location differentials between the markets it serves.  Substantially all of Northern Border Pipeline’s capacity has been contracted through October 2012.  Equity earnings also includes Overland Pass Pipeline Company in ONEOK Partners’ natural gas liquids business, which it began accounting for under the equity method of accounting in September 2010.

Capital expenditures increased for the three and nine months ended September 30, 2011, compared with the same periods last year, due primarily to the growth projects in ONEOK Partners’ natural gas gathering and processing and natural gas liquids businesses.

Selected Operating Information - The following table sets forth selected operating information for ONEOK Partners’ businesses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2011	2010	2011	2010
Natural gas gathering and processing business
Natural gas gathered (BBtu/d)	1,044	1,046	1,021	1,075
Natural gas processed (BBtu/d)	723	669	682	674
Residue gas sales (BBtu/d)	348	292	308	286
Realized composite NGL net sales price ($/gallon) (b)	$1.09	$0.87	$1.09	$0.92
Realized condensate net sales price ($/Bbl) (b)	$87.89	$65.14	$81.63	$63.61
Realized residue gas net sales price ($/MMBtu) (b)	$5.25	$5.60	$5.63	$5.43
Realized gross processing spread ($/MMBtu) (b)	$8.17	$5.67	$8.30	$5.97
Natural gas pipelines business
Natural gas transportation capacity contracted (MDth/d)	5,132	5,460	5,353	5,627
Transportation capacity subscribed	79%	84%	83%	87%
Average natural gas price
Mid-Continent region ($/MMBtu)	$4.02	$3.94	$4.10	$4.35
Natural gas liquids business
NGL sales (MBbl/d)	485	449	481	443
NGLs fractionated (MBbl/d) (c)	529	500	522	505
NGLs transported-gathering lines (MBbl/d) (d)	443	436	424	452
NGLs transported-distribution lines (MBbl/d)	457	455	460	468
Conway-to-Mont Belvieu OPIS average price differential
Ethane ($/gallon)	$0.27	$0.10	$0.21	$0.11
(a) - For consolidated entities only.
(b) - Presented net of the impact of hedging activities and includes equity volumes only.
(c) - Includes volumes fractionated from company-owned and third-party facilities.
(d) - 2010 volume information includes 52 MBbl/d and 84 MBbl/d for the three and nine months ended September 30, 2010, respectively, related to Overland Pass Pipeline Company which is accounted for under the equity method in 2011.

Natural gas gathered decreased for the three months ended September 30, 2011, compared with the same period last year, due to continued production declines and reduced drilling activity, primarily in the Powder River Basin in Wyoming and certain parts of Kansas, offset partially by increased drilling activity in the Williston Basin.

Natural gas gathered decreased for the nine months ended September 30, 2011, compared with the same period last year, due to continued production declines and reduced drilling activity, primarily in the Powder River Basin in Wyoming and certain parts of western Oklahoma and Kansas, and weather-related outages in the first quarter of 2011, offset partially by increased drilling activity in the Williston Basin.

Natural gas processed increased for the three and nine months ended September 30, 2011, compared with the same periods last year, due to an increase in drilling activity in the Williston Basin, offsetting reduced drilling activity and natural production declines in Kansas for the three and nine-month periods, and reduced drilling activity in certain parts of western Oklahoma and weather-related outages in the first quarter of 2011 for the nine-month period.

Natural gas transportation capacity contracted decreased for the three and nine months ended September 30, 2011, compared with the same periods last year, due primarily to lower contracted capacity on Midwestern Gas Transmission due to narrower natural gas price location differentials between the markets it serves.  ONEOK Partners’ other natural gas pipelines primarily serve end-users, such as natural gas distribution companies and electric-generation companies, that require natural gas to operate their business regardless of natural gas price location differentials.

NGLs gathered and fractionated, excluding the impact of the September 2010 deconsolidation of Overland Pass Pipeline Company, increased for the three and nine months ended September 30, 2011, compared with the same periods last year, due primarily to increased production through existing connections in Texas and the Mid-Continent and Rocky Mountain regions, and new supply connections in the Mid-Continent and Rocky Mountain regions.

NGLs transported on distribution lines increased for the three months ended September 30, 2011, compared with the same period last year, due primarily to increased volumes transported from the Mid-Continent to Midwest markets.  NGLs transported on distribution lines decreased for the nine months ended September 30, 2011, compared with the same period last year, due primarily to managing the transportation of unfractionated NGL volumes across the system by placing additional NGL volumes on the Arbuckle natural gas liquids gathering pipeline to Mont Belvieu to capture additional margins from favorable NGL price location differentials.

Commodity Price Risk - The following tables set forth ONEOK Partners’ natural gas gathering processing business’ hedging information for the periods indicated, as of September 30, 2011:

	Three Months Ending
	December 31, 2011
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d) (a)	5,075	$1.19	/ gallon	56%
Condensate (Bbl/d) (a)	1,838	$2.15	/ gallon	77%
Total (Bbl/d)	6,913	$1.45	/ gallon	60%
Natural gas (MMBtu/d)	24,457	$5.78	/ MMBtu	63%
(a) - Hedged with fixed-price swaps.

	Year Ending
	December 31, 2012
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d) (a)	5,169	$1.61	/ gallon	43%
Condensate (Bbl/d) (a)	1,819	$2.43	/ gallon	73%
Total (Bbl/d)	6,988	$1.82	/ gallon	48%
Natural gas (MMBtu/d)	25,301	$5.09	/ MMBtu	42%
(a) - Hedged with fixed-price swaps.

	Year Ending
	December 31, 2013
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d) (a)	367	$2.55	/ gallon	2%
Condensate (Bbl/d) (a)	649	$2.55	/ gallon	23%
Total (Bbl/d)	1,016	$2.55	/ gallon	4%
(a) - Hedged with fixed-price swaps.

ONEOK Partners’ natural gas gathering and processing business’ commodity price risk is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at September 30, 2011, excluding the effects of hedging, and assuming normal operating conditions.  ONEOK Partners’ condensate sales are based on the price of crude oil.  ONEOK Partners estimates the following:

•	a $0.01 per gallon change in the composite price of NGLs would change annual net margin by approximately $1.5 million;
•	a $1.00 per barrel change in the price of crude oil would change annual net margin by approximately $1.3 million; and
•	a $0.10 per MMBtu change in the price of natural gas would change annual net margin by approximately $2.0 million.

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

Selected Financial Results - The following table sets forth certain selected financial results for our Distribution segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2011 vs. 2010		2011 vs. 2010
Financial Results	2011	2010	2011	2010	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Gas sales	$252.3	$273.6	$1,301.2	$1,549.4	$(21.3)	(8%)	$(248.2)	(16%)
Transportation revenues	19.3	19.0	67.3	67.1	0.3	2%	0.2	0%
Cost of gas	132.9	151.9	840.7	1,087.2	(19.0)	(13%)	(246.5)	(23%)
Net margin, excluding other revenues	138.7	140.7	527.8	529.3	(2.0)	(1%)	(1.5)	(0%)
Other revenues	8.1	10.1	28.3	29.8	(2.0)	(20%)	(1.5)	(5%)
Net margin	146.8	150.8	556.1	559.1	(4.0)	(3%)	(3.0)	(1%)
Operating costs	97.1	98.4	310.4	296.4	(1.3)	(1%)	14.0	5%
Depreciation and amortization	30.3	32.8	100.7	97.0	(2.5)	(8%)	3.7	4%
Operating income	$19.4	$19.6	$145.0	$165.7	$(0.2)	(1%)	$(20.7)	(12%)
Capital expenditures	$67.5	$67.4	$176.5	$145.7	$0.1	0%	$30.8	21%

The following table sets forth our net margin, excluding other revenues, by type of customer, for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2011 vs. 2010		2011 vs. 2010
Net margin, excluding other revenues	2011	2010	2011	2010	Increase (Decrease)		Increase (Decrease)
Gas sales	(Millions of dollars)
Regulated
Residential	$97.6	$98.1	$368.8	$369.1	$(0.5)	(1%)	$(0.3)	(0%)
Commercial	19.0	20.6	78.8	79.5	(1.6)	(8%)	(0.7)	(1%)
Industrial	0.6	0.6	2.2	1.9	-	0%	0.3	16%
Wholesale/Public Authority	0.8	0.7	2.9	3.3	0.1	14%	(0.4)	(12%)
Retail marketing	1.4	1.7	7.8	8.4	(0.3)	(18%)	(0.6)	(7%)
Net margin on gas sales	119.4	121.7	460.5	462.2	(2.3)	(2%)	(1.7)	(0%)
Transportation margin	19.3	19.0	67.3	67.1	0.3	2%	0.2	0%
Net margin, excluding other revenues	$138.7	$140.7	$527.8	$529.3	$(2.0)	(1%)	$(1.5)	(0%)

Net margin decreased for the three and nine months ended September 30, 2011, compared with the same periods last year, due primarily to a decrease of $3.8 million and $1.1 million, respectively, from the expiration of the Integrity Management Program (IMP) rider in Oklahoma.  This decrease is offset by lower regulatory amortization in depreciation and amortization expense.

Operating costs increased for the nine months ended September 30, 2011, compared with the same period last year, due primarily to the following:

•	an increase of $9.5 million in share-based compensation costs from common stock awarded to employees as part of ONEOK’s stock award program and the appreciation in ONEOK’s share price; and
•	an increase of $2.4 million from increased pension costs as a result of the annual change in our estimated discount rate.

On October 29, 2011, the United Steelworkers, which represents approximately 400 Kansas Gas Service employees, ratified a new five-year contract.

Depreciation and amortization expense decreased for the three months ended September 30, 2011, compared with the same period last year, due to a decrease of $4.1 million in regulatory amortization associated primarily with the expiration of the IMP Rider in Oklahoma, offset partially by higher depreciation expense of $1.6 million associated with the additional capital expenditures.

Depreciation and amortization expense increased for the nine months ended September 30, 2011, compared with the same period last year, due primarily to an increase of $4.8 million associated with the additional capital expenditures, specifically an additional investment in automated meter reading in Oklahoma, offset partially by a decrease of $1.1 million in regulatory amortization associated with the expiration of the IMP Rider in Oklahoma.

Capital Expenditures - Our capital expenditures program includes expenditures for pipeline integrity, automated meter reading, extending service to new areas, modifications to customer-service lines, increasing system capabilities, and replacements.  It is our practice to maintain and upgrade facilities to ensure safe, reliable and efficient operations.

Capital expenditures increased for the nine months ended September 30, 2011, compared with the same period last year, due to increased spending on pipeline replacements.

Selected Operating Information - The following tables set forth certain selected information for the regulated operations of our Distribution segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Number of Customers	2011	2010	2011	2010
Residential	1,902,709	1,893,290	1,921,949	1,913,622
Commercial	150,740	150,748	153,637	154,151
Industrial	1,244	1,258	1,243	1,279
Wholesale/Public Authority	2,713	2,713	2,744	2,695
Transportation	11,738	11,357	11,674	11,241
Total customers	2,069,144	2,059,366	2,091,247	2,082,988

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Volumes (MMcf)	2011	2010	2011	2010
Gas sales
Residential	7,253	7,384	78,054	82,086
Commercial	3,511	3,260	23,409	24,683
Industrial	374	315	1,084	940
Wholesale/Public Authority	289	3,436	1,851	8,540
Total volumes sold	11,427	14,395	104,398	116,249
Transportation	44,300	42,766	153,182	153,074
Total volumes delivered	55,727	57,161	257,580	269,323

Residential and commercial volumes decreased for the nine months ended September 30, 2011, compared with the same period last year, due to warmer temperatures across our entire service territory in the first quarter of 2011; however, the impact on margin was moderated by weather-normalization mechanisms.

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

In September 2010, Oklahoma Natural Gas filed an application and supporting testimony with the OCC seeking approval of a demand portfolio of conservation and energy-efficiency programs and authorizing recovery of costs and performance incentives.  A settlement agreement was reached between all the parties and filed at the OCC on February 10, 2011.  This agreement allows Oklahoma Natural Gas to pursue the key energy-efficiency programs requested in its filing and allows the company to earn up to $1.5 million annually beginning mid-2012 if program objectives are achieved.  The filing and settlement agreement were approved by the OCC on May 12, 2011, and billings to customers began in June 2011.

Kansas - In September 2011, Kansas Gas Service filed an application to increase the Gas System Reliability Surcharge by an additional $2.9 million.  This surcharge is a capital-recovery mechanism that allows for rate adjustment providing recovery and a return on incremental safety-related and government-mandated capital investments made between rate cases.

Texas - Texas Gas Service made annual filings for interim rate relief under the Gas Reliability Infrastructure Program (GRIP) statute with the cities of Austin, Texas, and surrounding communities in February 2011 and El Paso, Texas, in May 2011 for approximately $1.6 million and $1.1 million, respectively.  GRIP is a capital-recovery mechanism that allows for an interim rate adjustment providing recovery and a return on incremental capital investments made between rate cases.  In May 2011, the city of Austin approved the filing in the amount of $1.5 million, effective in June 2011.  In August 2011, the city of El Paso approved the filing in the amount of $1.0 million, effective in August 2011.  In the normal course of business, we have filed for GRIP and cost-of-service adjustments in various other Texas jurisdictions to address investments in rate base and changes in expense.

Energy Services

Overview - Our Energy Services segment’s primary focus is to create value for our customers by delivering natural gas products and providing risk-management services through our network of contracted natural gas transportation and storage capacity and natural gas supply.  This contracted storage and transportation capacity connects the major supply and demand centers throughout the United States and into Canada.  Our customers are primarily LDCs, electric utilities and commercial and industrial end-users.  Our customers’ natural gas needs vary with seasonal changes in weather and are therefore somewhat unpredictable.

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

Our Energy Services segment has focused its efforts on aligning its contracted natural gas transportation and storage capacity with meeting the needs of its premium-services customers.  The effect of this strategy has been a reduction in its contracted natural gas transportation and storage capacity, which also will reduce its working-capital requirements primarily through a reduction in natural gas inventory levels.  Approximately 14 percent of our transportation capacity and approximately 20 percent of our storage capacity expires by the end of 2012, and approximately 75 percent of our transportation capacity and approximately 89 percent of our storage capacity expires by the end of 2015.

An increase in shale gas production and related pipeline construction has resulted in excess natural gas supply in certain areas of the United States and Canada, and lower volatility in natural gas prices.  In prior years, we were able to hedge location differentials and seasonal storage spreads at more favorable rates compared with opportunities currently available to us.  These factors have impacted negatively our Energy Services segment’s results of operations in 2011, and we anticipate these factors will persist throughout 2012.  A significant amount of our storage and transportation hedges that were entered into at favorable rates have already been or will be realized by the end of 2011.

Selected Financial Results - The following table sets forth certain selected financial results for our Energy Services segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2011 vs. 2010		2011 vs. 2010
Financial Results	2011	2010	2011	2010	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues	$608.2	$773.8	$2,116.0	$2,623.4	$(165.6)	(21%)	$(507.4)	(19%)
Cost of sales and fuel	615.6	759.7	2,067.9	2,491.0	(144.1)	(19%)	(423.1)	(17%)
Net margin	(7.4)	14.1	48.1	132.4	(21.5)	*	(84.3)	(64%)
Operating costs	5.2	7.0	18.6	21.0	(1.8)	(26%)	(2.4)	(12%)
Depreciation and amortization	0.1	0.2	0.3	0.5	(0.1)	(50%)	(0.2)	(40%)
Operating income (loss)	$(12.7)	$6.9	$29.2	$110.9	$(19.6)	*	$(81.7)	(74%)
* Percentage change is greater than 100 percent.

The following table sets forth our margins by activity for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2011 vs. 2010		2011 vs. 2010
	2011	2010	2011	2010	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Marketing, storage and transportation revenues, gross	$30.6	$57.6	$167.3	$272.6	$(27.0)	(47%)	$(105.3)	(39%)
Storage and transportation costs	39.4	45.9	120.8	145.8	(6.5)	(14%)	(25.0)	(17%)
Marketing, storage and transportation, net	(8.8)	11.7	46.5	126.8	(20.5)	*	(80.3)	(63%)
Financial trading, net	1.4	2.4	1.6	5.6	(1.0)	(42%)	(4.0)	(71%)
Net margin	$(7.4)	$14.1	$48.1	$132.4	$(21.5)	*	$(84.3)	(64%)
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

Net margin decreased for the three months ended September 30, 2011, compared with the same period last year, due primarily to a decrease of $21.3 million in transportation margins, net of hedging, due primarily to narrower price location differentials and lower hedge settlements in 2011.

Net margin decreased for the nine months ended September 30, 2011, compared with the same period last year, due primarily to the following:

•	a decrease of $55.5 million in transportation margins, net of hedging, due primarily to narrower price location differentials and lower hedge settlements in 2011;
•	a decrease of $18.3 million in storage and marketing margins, net of hedging activities, due primarily to the following:
-	lower realized seasonal storage price differentials primarily in the first quarter 2011 compared with the first quarter 2010; offset partially by
-	favorable unrealized fair value changes on nonqualifying economic storage hedges and marketing activity;
•
a decrease of $6.5 million in premium-services margins, associated primarily with the reduction in the value of the fee collected for these services as a result of low commodity prices and reduced market volatility in the first quarter 2011 compared with the first quarter 2010; and

•	a decrease of $4.0 million in financial trading margins.

Selected Operating Information - The following table sets forth certain selected operating information for our Energy Services segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information	2011	2010	2011	2010
Natural gas marketed (Bcf)	187	224	639	693
Natural gas gross margin ($/Mcf)	$(0.03)	$0.07	$0.08	$0.20
Physically settled volumes (Bcf)	395	470	1,294	1,414

Natural gas volumes marketed and physically settled volumes decreased for the three and nine months ended September 30, 2011, compared with the same periods last year, due primarily to reduced transportation capacity and lower transported volumes.  Transportation capacity in certain markets was not utilized due to the economics of the location differentials.

Our natural gas in storage at September 30, 2011, was 61.6 Bcf, compared with 65.4 Bcf at September 30, 2010.  At September 30, 2011, our total natural gas storage capacity under lease was 75.6 Bcf, compared with 76.6 Bcf at September 30, 2010.  At September 30, 2011, our natural gas storage capacity under lease had a maximum withdrawal capability of 2.1 Bcf/d and maximum injection capability of 1.2 Bcf/d.  At September 30, 2011, our natural gas transportation capacity was 1.2 Bcf/d, of which 1.2 Bcf/d was contracted under long-term natural gas transportation contracts, compared with 1.4 Bcf/d of total capacity and 1.2 Bcf/d of long-term capacity at September 30, 2010.

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

Capitalization Structure - The following table sets forth our consolidated capitalization structure for the periods indicated:

	September 30,	December 31,
	2011	2010
Long-term debt	57%	52%
Total equity	43%	48%

Debt (including notes payable)	60%	55%
Total equity	40%	45%

For the purpose of determining compliance with financial covenants in the ONEOK 2011 Credit Agreement, which are described below, the debt of ONEOK Partners is excluded.  The following table sets forth ONEOK’s capital structure, excluding the debt of ONEOK Partners, for the periods indicated:

	September 30,	December 31,
	2011	2010
Long-term debt	32%	38%
ONEOK shareholders' equity	68%	62%

Debt (including notes payable)	43%	40%
ONEOK shareholders' equity	57%	60%

Stock Repurchase Program - In May 2011, we entered into an accelerated share repurchase agreement (the ASR Agreement) with Barclays Capital (Barclays), pursuant to which we paid $300 million to Barclays and received from Barclays approximately 3.7 million shares of our common stock, representing approximately 85 percent of the estimated total number of shares to be repurchased.  In August 2011, Barclays delivered to us an additional 0.6 million shares based on the volume-weighted-average price per share of our common stock during the repurchase period and other adjustments pursuant to the terms and conditions of the ASR Agreement.  The delivery of additional shares completed the ASR Agreement.

The ASR Agreement was part of our three-year stock repurchase program to buy up to $750 million of our common stock that was authorized by our Board of Directors in October 2010.

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

The debt covenant calculations in the ONEOK 2011 Credit Agreement exclude the debt of ONEOK Partners.  Upon breach of certain covenants by ONEOK, amounts outstanding under the ONEOK 2011 Credit Agreement may become due and payable immediately.  At September 30, 2011, ONEOK’s stand-alone debt-to-capital ratio, as defined by the ONEOK 2011 Credit Agreement, was 42.4 percent, and ONEOK was in compliance with all covenants under the ONEOK 2011 Credit Agreement.

The total amount of short-term borrowings authorized by ONEOK’s Board of Directors is $2.8 billion.  At September 30, 2011, ONEOK had $650.0 million of commercial paper outstanding, $2.0 million in letters of credit issued under the ONEOK 2011 Credit Agreement and approximately $20.5 million of available cash and cash equivalents.  ONEOK had approximately $548.0 million of credit available at September 30, 2011, under the ONEOK 2011 Credit Agreement.  As of September 30, 2011, ONEOK could have issued $3.1 billion of additional short- and long-term debt under the most restrictive provisions contained in its various borrowing agreements.

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

ONEOK Partners 2011 Credit Agreement - On August 1, 2011, ONEOK Partners entered into the five-year, $1.2 billion ONEOK Partners 2011 Credit Agreement, which replaced the $1.0 billion ONEOK Partners Credit Agreement that was due to expire in March 2012.  The ONEOK Partners 2011 Credit Agreement, which is scheduled to expire in August 2016, contains certain financial, operational and legal covenants.  Among other things, the ONEOK Partners 2011 Credit Agreement covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners 2011 Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will be increased to 5.5 to 1 for the three calendar quarters following the acquisition.  Upon any breach of certain covenants by ONEOK Partners in the ONEOK Partners 2011 Credit Agreement, amounts outstanding under the ONEOK Partners 2011 Credit Agreement, if any, may become due and payable immediately.

The ONEOK Partners 2011 Credit Agreement includes a $100-million sublimit for the issuance of standby letters of credit and also features an option to request an increase in the size of the facility to an aggregate of $1.7 billion by either commitments from new lenders or increased commitments from existing lenders.

The ONEOK Partners 2011 Credit Agreement is available to repay ONEOK Partners’ commercial paper notes, if necessary.  Amounts outstanding under the commercial paper program reduce the borrowing capacity under the ONEOK Partners 2011 Credit Agreement.  The ONEOK Partners 2011 Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in ONEOK Partners’ credit rating.  Borrowings, if any, will accrue at LIBOR plus 130 basis points, and the annual facility fee is 20 basis points based on ONEOK Partners’ current credit rating.  The ONEOK Partners 2011 Credit Agreement is guaranteed fully and unconditionally by its wholly owned subsidiary, ONEOK Partners Intermediate Partnership.  Borrowings under the ONEOK Partners 2011 Credit Agreement are nonrecourse to ONEOK.

The total amount of short-term borrowings authorized by the Board of Directors of ONEOK Partners GP, the general partner of ONEOK Partners, is $2.5 billion.  At September 30, 2011, ONEOK Partners had no commercial paper outstanding, no letters of credit issued, no borrowings outstanding under the ONEOK Partners 2011 Credit Agreement, approximately $127.9 million of cash and $1.2 billion of credit available under the ONEOK Partners 2011 Credit Agreement.  As of September 30, 2011, ONEOK Partners could have issued $2.3 billion of short- and long-term debt to meet its liquidity needs under the most restrictive provisions contained in its various borrowing agreements.

In October 2011, ONEOK Partners increased the size of its commercial paper program to $1.2 billion.

At September 30, 2011, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 3.4 to 1, and ONEOK Partners was in compliance with all covenants under the ONEOK Partners Credit Agreement.

The ONEOK 2011 Credit Agreement and the ONEOK Partners 2011 Credit Agreement contain certain similar financial, operational and legal covenants as discussed in Note F of the Notes to Consolidated Financial Statements in our Annual Report.

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

ONEOK Debt Maturity - In 2011, ONEOK repaid $400 million of maturing senior notes and redeemed $90.5 million of 6.4-percent senior notes with available cash and short-term borrowings.

ONEOK Debt Covenants - The indentures governing ONEOK’s senior notes due 2028 include an event of default upon acceleration of other indebtedness of $15 million or more, and the indentures governing the senior notes due 2015 and 2035 include an event of default upon the acceleration of other indebtedness of $100 million or more.  Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding senior notes due 2015, 2028 and 2035 to declare those notes immediately due and payable in full.

ONEOK may redeem the notes due 2015, 2028 (6.875 percent) and 2035, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium.  ONEOK may redeem the notes due 2028 (6.5 percent), in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest.  The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date.  ONEOK’s senior notes due 2015, 2028 and 2035 are senior unsecured obligations, ranking equally in right of payment with all of ONEOK’s existing and future unsecured senior indebtedness.

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

ONEOK Partners’ Debt Covenants - The indentures governing ONEOK Partners’ senior notes include an event of default upon the acceleration of other indebtedness of $100 million or more.  Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of ONEOK Partners’ outstanding senior notes to declare those notes immediately due and payable in full.

ONEOK Partners may redeem the notes due 2012, 2016 (6.15 percent), 2019, 2036 and 2037, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium.  The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date.  ONEOK Partners may redeem its 3.25-percent notes due 2016 and 6.125-percent notes due 2041 at par starting one month and six months, respectively, before their maturity dates.  Prior to these dates, ONEOK Partners may redeem these notes on the same terms as its other senior notes.  ONEOK Partners’ senior notes are senior unsecured obligations, ranking equally in right of payment with all of ONEOK Partners’ existing and future unsecured senior indebtedness, and structurally subordinate to all of the existing and future debt and other liabilities of any nonguarantor subsidiaries.  ONEOK Partners’ senior notes are nonrecourse to ONEOK.

Interest-rate swaps - At September 30, 2011, we and ONEOK Partners had forward-starting interest-rate swaps with notional amounts of $500 million and $750 million, respectively.  The purpose of the swaps is to hedge the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued.

Capital Expenditures - ONEOK’s and ONEOK Partners’ capital expenditures are financed typically through operating cash flows, short- and long-term debt and the issuance of equity.  Capital expenditures were $862.3 million and $356.3 million for the nine months ended September 30, 2011 and 2010, respectively.  Of these amounts, ONEOK Partners’ capital expenditures were $662.4 million and $202.8 million for the nine months ended September 30, 2011 and 2010, respectively.  Capital expenditures for 2011 increased, compared with the same period last year, due primarily to the growth projects in ONEOK Partners’ natural gas gathering and processing and natural gas liquids businesses.

The following table sets forth our 2011 projected capital expenditures, excluding AFUDC:

2011 Projected Capital Expenditures
(Millions of dollars)
ONEOK Partners	$1,186
Distribution	240
Other	31
Total projected capital expenditures	$1,457

Unconsolidated Affiliates - In July 2011, the partners of Northern Border Pipeline made equity contributions of approximately $99.6 million, with ONEOK Partners’ share totaling approximately $49.8 million.  ONEOK Partners does not anticipate additional significant equity contributions in 2011.

The members of Overland Pass Pipeline Company expect to make contributions primarily in 2012 totaling approximately $70 million to $80 million, with ONEOK Partners’ share expected to be approximately $35 million to $40 million, to install additional pump stations and to expand existing pump stations to increase the capacity of the pipeline to accommodate increased volumes of unfractionated NGLs from the Bakken Pipeline and other supply sources under development in the Rockies.

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

Credit Ratings - Our credit ratings as of September 30, 2011, are shown in the table below:

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

Our Energy Services segment relies upon the investment-grade rating of ONEOK’s senior unsecured long-term debt to reduce its collateral requirements.  If ONEOK’s credit ratings were to decline below investment grade, our ability to participate in energy marketing and trading activities could be significantly limited.  Without an investment-grade rating, we may be required to fund margin requirements with our counterparties with cash, letters of credit or other negotiable instruments.  At September 30, 2011, ONEOK could have been required to fund approximately $3.1 million in margin requirements related to financial contracts upon such a downgrade.  A decline in ONEOK’s credit rating below investment grade may also significantly impact other business segments.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Nine Months Ended		Variances
	September 30,		2011 vs. 2010
	2011	2010	Increase (Decrease)
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$1,029.6	$760.0	$269.6
Investing activities	(896.9)	79.5	(976.4)
Financing activities	(15.4)	(818.4)	803.0
Change in cash and cash equivalents	117.3	21.1	96.2
Cash and cash equivalents at beginning of period	31.1	29.4	1.7
Cash and cash equivalents at end of period	$148.4	$50.5	$97.9

Operating Cash Flows - Operating cash flows are affected by earnings from our business activities.  Changes in commodity prices and demand for our services or products, whether because of general economic conditions, changes in demand for the end products that are made with our products or increased competition from other service providers, could affect our earnings and operating cash flows.

Cash flows from operating activities, before changes in operating assets and liabilities, were $960.8 million for the nine months ended September 30, 2011, compared with $721.7 million for the same period in 2010.  The increase was due primarily to changes in net margin and operating expenses discussed in Financial Results and Operating Information on page 35.

The changes in operating assets and liabilities increased operating cash flows $68.8 million for the nine months ended September 30, 2011, compared with an increase of $38.3 million for the same period in 2010.  The increase was due primarily to the collection and payment of trade receivables and payables, resulting from the timing of invoices collected from customers and paid to vendors and suppliers, which vary from period to period; and a decrease in volumes of NGLs in storage in ONEOK Partners’ natural gas liquids business in the current period, compared with an increase in volumes in storage in ONEOK Partners’ natural gas liquids business in the same period last year.

Investing Cash Flows - Cash used in investing activities increased for the nine months ended September 30, 2011, compared with cash provided by investing activities for the same period in 2010, due primarily to ONEOK Partners’ growth projects in its natural gas gathering and processing and natural gas liquids businesses and the $423.7 million in proceeds ONEOK Partners received from the Overland Pass Pipeline transaction in September 2010.

Financing Cash Flows - Cash provided by financing activities increased for the nine months ended September 30, 2011, compared with the same period in 2010.  The change is a result of ONEOK Partners’ January 2011 debt issuance, a portion of the proceeds from which were used to repay ONEOK Partners’ short-term borrowings and the March 2011 maturity of a portion of ONEOK Partners’ long-term debt.  The remainder of the funds are used to fund ONEOK Partners’ growth projects and for general partnership purposes.  The net cash flows provided by these financing activities were offset partially by the repayment of a scheduled maturity of ONEOK’s long-term debt, ONEOK’s $300 million share repurchase in May 2011, increased distributions to noncontrolling interests and increased dividends.

REGULATORY

Financial Markets Legislation - The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets.  Various regulatory agencies, including the SEC and the CFTC, have proposed regulations for implementation of many of the provisions of the Dodd-Frank Act.  Although the CFTC has issued final regulations for certain provisions of the Dodd-Frank Act, the majority remain outstanding.  Because the CFTC did not complete its rulemaking process by the Act’s deadline of July 16, 2011, it has deferred the effective date of the provisions of the Dodd-Frank Act that require a rulemaking and is proposing a further extension.  Until certain final regulations are established, we are unable to ascertain how we may be affected.  Based on our assessment of the proposed regulations issued to date, we expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity and interest-rate risks; however, the costs of doing so may increase as a result of the new legislation.  We also may incur additional costs associated with our compliance with the new regulations and anticipated additional recordkeeping, reporting and disclosure obligations.

Other - Several regulatory initiatives impacted the earnings and future earnings potential for our Distribution segment.  See discussion of our Distribution segment’s regulatory initiatives beginning on page 43.

ENVIRONMENTAL AND SAFETY MATTERS

Environmental Matters - We are subject to multiple historical and wildlife preservation laws and environmental regulations affecting many aspects of our present and future operations.  Regulated activities include those involving air emissions, stormwater and wastewater discharges, handling and disposal of solid and hazardous wastes, hazardous materials transportation, and pipeline and facility construction.  These laws and regulations require us to obtain and comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals.  Failure to comply with these laws, regulations, licenses and permits may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations.  If a leak or spill of hazardous substances or petroleum products occurs from pipelines or facilities that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including response, investigation and cleanup costs, which could affect materially our results of operations and cash flows.

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

Pipeline Safety - We are subject to Pipeline and Hazardous Materials Safety Administration regulations, including integrity-management regulations.  The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas.  In January 2011, the Pipeline and Hazardous Materials Safety Administration issued an “Advisory Bulletin” regarding maximum allowable operating pressures for natural gas and hazardous liquids pipelines.  This bulletin requests that all operators review pipeline records and data to validate existing maximum pressure determinations.  Currently, Congress is considering reauthorization of existing pipeline safety legislation.  The Pipeline Transportation Safety Improvement Act of 2011 was passed by the Senate in late October.  The House Energy and Commerce Committee and the House Transportation and Infrastructure Committee have passed similar bills that will be combined to form the House’s version to present at conference with the Senate.

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

If a release of natural gas or natural gas liquids occurs as a result of failure or abnormal operating conditions from pipelines or facilities that we own, operate or otherwise use, we could be held liable for all resulting liabilities, including personal injury and property damage, as well as response, investigation and cleanup costs, which could affect materially our results of operations and cash flows.

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

Federal, state and regional initiatives to measure and regulate greenhouse gas emissions are under way.  We are monitoring federal and state legislation to assess the potential impact on our operations.  The EPA’s Mandatory Greenhouse Gas Reporting rule, released in September 2009 requires greenhouse gas emissions reporting for affected facilities on an annual basis and requires us to track the emission equivalents for the natural gas delivered by us to our distribution customers and emission equivalents for all NGLs delivered to customers of ONEOK Partners.  Our 2010 total reported emissions was less than 66.6 million metric tons of carbon dioxide equivalents.  This total includes direct emissions from the combustion of fuel in our equipment such as compressor engines and heaters, carbon dioxide equivalents from NGL products and natural gas delivered to customers, as if all such fuel and NGL products were combusted and the resulting carbon dioxide was injected directly into disposal wells.  The next required reporting period for 2011 greenhouse gas emissions will be due March 31, 2012.  Also, the EPA released a subpart to the Mandatory Greenhouse Gas Reporting Rule that will require the reporting of vented and fugitive emissions of methane from our facilities.  The new requirements began in January 2011, with the first reporting of fugitive emissions due September 30, 2012.  We do not expect the cost to gather this emission data to have a material impact on our results of operations, financial position or cash flows.  In addition, Congress has considered, and may consider in the future, legislation to reduce greenhouse gas emissions, including carbon dioxide and methane.  At this time, no rule or legislation has been enacted that assess any costs, fees or expenses on any of these emissions.

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

In addition, the EPA issued a rule on air-quality standards, “National Emission Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines,” also known as RICE NESHAP, scheduled to be adopted in 2013.  The rule will require capital expenditures over the next two years for the purchase and installation of new emissions-control equipment.  We do not expect these expenditures to have a material impact on our results of operations, financial position or cash flows.

On July 28, 2011, the EPA issued a proposed rule package that would change the air emission New Source Performance Standards and Maximum Achievable Control Technology requirements applicable to natural gas production, processing, transmission and underground storage.  The proposed rules would impact emission limits for specific equipment through the use of controls; however, potential costs associated with the proposed rules are currently unknown.

Superfund - The Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA or Superfund, imposes liability, without regard to fault or the legality of the original act, on certain classes of persons who contributed to the release of a hazardous substance into the environment.  These persons include the owner or operator of a facility where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the facility.  Under CERCLA, these persons may be liable for the costs of cleaning up the hazardous substances released into the environment, damages to natural resources and the costs of certain health studies.  Recently, ONEOK Partners received notice from the EPA of potential liability for the U.S. Oil Recovery Superfund Site location in Harris County, Texas.  ONEOK Partners is named a potentially responsible party as a result of waste disposal at the now-abandoned site.  ONEOK Partners does not expect its current responsibilities under CERCLA, for this facility and any other, to have a material impact on its results of operations, financial position or cash flows.

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

Pipeline Security - Homeland Security’s Transportation Security Administration, along with the United States Department of Transportation have completed a review and inspection of our “critical facilities” and identified no material security issues.  Also, the Transportation Security Administration has released new pipeline security guidelines that include broader definitions for the determination of pipeline “critical facilities.”  We are currently reviewing our pipeline facilities according to the new guideline requirements and do not expect significant or material changes to result.

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

Our quantitative and qualitative disclosures about market risk are consistent with those discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report.

COMMODITY PRICE RISK

See Note C of the Notes to Consolidated Financial Statements and the discussion under ONEOK Partners’ “Commodity Price Risk” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Quarterly Report for information on our hedging activities.

Energy Services

Fair Value Component of the Energy Marketing and Risk Management Assets and Liabilities - The following table sets forth the fair value component of the energy marketing and risk management assets and liabilities, excluding $36.3 million and $101.1 million of net assets at September 30, 2011, and December 31, 2010, respectively, from derivative instruments declared as either fair value or cash flow hedges for the periods indicated:

Fair Value Component of Energy Marketing and Risk Management Assets and Liabilities
(Thousands of dollars)
Net fair value of derivatives outstanding at December 31, 2010	$8,441
Derivatives reclassified or otherwise settled during the period	(9,230)
Fair value of new derivatives entered into during the period	19,636
Other changes in fair value	(7,463)
Net fair value of derivatives outstanding at September 30, 2011 (a)	$11,384
(a) - The maturities of derivatives are based on injection and withdrawal periods from April through March, which is consistent with our business strategy. The maturities are as follows: $1.8 million matures through March 2012 and $9.6 million matures through March 2015.

The change in the net fair value of derivatives outstanding includes the effect of settled energy contracts and current period changes resulting primarily from newly originated transactions and the impact of market movements on the fair value of energy marketing and risk management assets and liabilities.

For further discussion of derivative instruments and fair value measurements, see the “Estimates and Critical Accounting Policies” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report.  Also, see Notes B and C of the Notes to Consolidated Financial Statements in this Quarterly Report.

Value-at-Risk (VAR) Disclosure of Commodity Price Risk - The potential impact on our future earnings, as measured by VAR, was $3.2 million and $4.1 million at September 30, 2011 and 2010, respectively.  The following table sets forth the average, high and low VAR calculations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Value-at-Risk	2011	2010	2011	2010
	(Millions of dollars)
Average	$2.5	$4.9	$3.1	$6.3
High	$4.5	$7.5	$6.6	$9.6
Low	$1.2	$3.3	$1.2	$3.3

Our VAR calculation includes derivatives, executory storage and transportation agreements and their related hedges.  The variations in the VAR data are reflective of market volatility and changes in the portfolios during the year.  The decrease in VAR for September 30, 2011, compared with September 30, 2010, is due to lower average commodity prices and decreased price volatility in 2011.

To the extent open commodity positions exist, fluctuating commodity prices can impact our financial results and financial position either favorably or unfavorably.  As a result, we cannot predict with precision the impact risk-management decisions may have on our business, operating results or financial position.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the third quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Additional information about our legal proceedings is included under Part I, Item 3, Legal Proceedings, in our Annual Report.

Gas Index Pricing Litigation - As previously reported, ONEOK, Inc., and its affiliates, ONEOK Energy Services Company, L.P. (“OESC”), and Kansas Gas Marketing Company (“KGMC”), are defending multiple lawsuits arising from alleged market manipulation or false reporting of natural gas prices to natural gas-index publications.  On August 3, 2011, the trial court entered a stay of any further proceedings in the Sinclair case while the trial court’s judgment on Sinclair’s state law claims is on appeal.  On August 18, 2011, the trial court entered an order approving a stipulation by the plaintiffs and KGMC for a dismissal without prejudice of the plaintiffs’ claims against KGMC in the Learjet and Heartland cases.  The plaintiffs in the Sinclair, Reorganized FLI, Learjet, Breckenridge, Arandell, Heartland and NewPage cases have appealed the judgments entered by the trial court in favor of ONEOK, Inc., OESC and other unaffiliated entities on July 18, 2011, to the United States Court of Appeals for the Ninth Circuit.  On August 24, 2011, all of the appeals were consolidated for briefing purposes by the Ninth Circuit.  We continue to analyze all claims and are defending vigorously against them.

ITEM 1A.	RISK FACTORS

Our investors should consider the risks set forth in Part I, Item 1A, Risk Factors, of our Annual Report that could affect us and our business.  Although we have tried to discuss key factors, our investors need to be aware that other risks may prove to be important in the future.  New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our financial performance.  Investors should carefully consider the discussion of risks and the other information included or incorporated by reference in this Quarterly Report, including “Forward-Looking Statements,” which are included in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information relating to our purchases of our common stock for the periods indicated:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

July 1-31, 2011	1,648	(a)	$20.67	-	-
August 1-31, 2011	586,112	(a), (b)	$69.98	584,021	$450,000,000	(c)
September 1-30, 2011	-		-	-	-
Total	587,760		$69.84	584,021	$450,000,000

(a) - Includes shares withheld pursuant to attestation of ownership and deemed tendered to us in connection with the exercise of stock options under the ONEOK, Inc. Long-Term Incentive Plan, as follows:
1,648 shares for the period of July 1-31, 2011
2,091 shares for the period of August 1-31, 2011
(b) - Includes 584,021 shares based on the volume-weighted-average price of $70.17, purchased pursuant to our $300 million accelerated share repurchase agreement discussed under "Liquidity and Capital Resources" in Item 2, Management's Discussion and
Analysis of Financial Condition and Results of Operations, in this Quarterly Report.
(c) - The maximum approximate dollar value of shares that may yet be purchased pursuant to our approximately $750 million stock repurchase
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

Attached as Exhibit 101 to this Quarterly Report are the following documents formatted in XBRL:  (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010; (iii) Consolidated Balance Sheets at September 30, 2011, and December 31, 2010; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; (v) Consolidated Statement of Changes in Equity for the nine months ended September 30, 2011; (vi) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010; and (vii) Notes to Consolidated Financial Statements.

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

   ONEOK, Inc.
   Registrant

Date:  November 2, 2011                                                                 By:            /s/ Robert F. Martinovich
    Robert F. Martinovich
    Senior Vice President,
    Chief Financial Officer and Treasurer
    (Principal Financial Officer)