Form 10-K
period 2011-12-31
ONEOK INC /NEW/
filed 2012-02-21
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes X No__

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __  No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one) Large accelerated filer XAccelerated filer __         Non-accelerated filer __           Smaller reporting company __

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes__ No X

Aggregate market value of registrant’s common stock held by non-affiliates based on the closing trade price on June 30, 2011, was $7.3 billion.

On February 14, 2012, the Company had 103,893,790 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 23, 2012, are incorporated by reference in Part III.

ONEOK, Inc.
2011 ANNUAL REPORT
As used in this Annual Report, references to “we,” “our” or “us” refer to ONEOK, Inc., an Oklahoma corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Annual Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2011
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
Btu(s)	British thermal units, a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit
Bushton Plant	Bushton Gas Processing Plant
CFTC	Commodities Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act Amendments of 1972, as amended
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
Guardian Pipeline	Guardian Pipeline, L.L.C.
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
IRS	Internal Revenue Service
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
LDCs	Local distribution companies
LIBOR	London Interbank Offered Rate
MBbl	Thousand barrels
MBbl/d	Thousand barrels per day
Mcf	Thousand cubic feet
MDth/d	Thousand dekatherms per day
Midwestern Gas Transmission	Midwestern Gas Transmission Company
MMBbl	Million barrels
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf	Million cubic feet
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Act	Natural Gas Act of 1938, as amended
Natural Gas Policy Act	Natural Gas Policy Act of 1978, as amended
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NGL(s)	Natural gas liquid(s)
Northern Border Pipeline	Northern Border Pipeline Company
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OBPI	ONEOK Bushton Processing, L.L.C., formerly ONEOK Bushton Processing, Inc.
OCC	Oklahoma Corporation Commission
ONEOK	ONEOK, Inc.
ONEOK 2011 Credit Agreement	ONEOK's five-year, $1.2 billion revolving credit agreement dated April 5, 2011
ONEOK Credit Agreement	ONEOK’s amended and restated $1.2 billion revolving credit agreement dated July 14, 2006
ONEOK Partners	ONEOK Partners, L.P.

ONEOK Partners 2011 Credit Agreement	ONEOK Partners’ five-year, $1.2 billion revolving credit agreement dated August 1, 2011
ONEOK Partners Credit Agreement	ONEOK Partners’ $1.0 billion amended and restated revolving credit agreement dated March 30, 2007
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and the sole general partner of ONEOK Partners
OPIS	Oil Price Information Service
OSHA	Occupational Safety and Health Administration
Overland Pass Pipeline Company	Overland Pass Pipeline Company LLC
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
POP	Percent of Proceeds
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Rating Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Viking Gas Transmission	Viking Gas Transmission Company
XBRL	eXtensible Business Reporting Language

The statements in this Annual Report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements.  Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “goal,” “forecast,” “guidance,” “could,” “may,” “continue,” “might,” “potential,” “scheduled”  and other words and terms of similar meaning.  Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that such expectations and assumptions will be achieved.  Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part I, Item 1A, “Risk Factors,” and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation and “Forward-Looking Statements,” in this Annual Report.

PART I
ITEM 1.                      BUSINESS

GENERAL

We are a diversified energy company and successor to the company founded in 1906 known as Oklahoma Natural Gas Company.  We are a corporation incorporated under the laws of the state of Oklahoma and our common stock is listed on the NYSE under the trading symbol “OKE.”  We are the sole general partner and own 42.8 percent of ONEOK Partners, L.P. (NYSE: OKS), one of the largest publicly traded master limited partnerships.  ONEOK Partners is a leader in the gathering, processing, storage and transportation of natural gas in the United States.  In addition, ONEOK Partners owns one of the nation’s premier natural gas liquids systems, connecting NGL supply in the Mid-Continent and Rocky Mountain regions with key market centers.  We are the largest natural gas distributor in Oklahoma and Kansas and the third largest natural gas distributor in Texas, providing service as a regulated public utility to wholesale and retail customers.  Our largest distribution markets are Oklahoma City and Tulsa, Oklahoma; Kansas City, Wichita and Topeka, Kansas; and Austin and El Paso, Texas.  Our energy services business is engaged in providing premium natural gas marketing services to its customers across the United States.

EXECUTIVE SUMMARY

North American natural gas production continues to increase at a faster rate than demand, primarily as a result of increased production from unconventional resource areas, such as shale plays.  Because of the relatively higher market prices of crude oil and NGLs, drilling activity is especially robust in shale plays with crude oil and NGL-rich natural gas production.  As a result, we expect producers to focus development efforts on crude oil and NGL-rich supply basins rather than areas with dry natural gas production.  We expect inter-regional opportunities for midstream infrastructure development driven by producers who need to connect emerging production with end use markets where current infrastructure is either insufficient or nonexistent.

In 2011, producers continued to drill aggressively in a number of NGL-rich resource plays in the Mid-Continent and Rocky Mountain regions, creating a need for additional infrastructure to bring this new supply to market.  The resulting increase in natural gas supply has caused lower natural gas prices, less volatility and narrower natural gas location and seasonal price differentials in the markets we serve.

Additionally, we have seen strong ethane demand from the petrochemical sector in the Gulf Coast, due to the price advantage ethane has over other feedstocks.  Consequently, NGL pipeline capacity between the Conway, Kansas, and Mont Belvieu, Texas, market centers is constrained and contributes to wider location price differentials between those markets.  The natural gas supply growth has also increased NGL supply in the Mid-Continent, coupled with increased demand in the Gulf Coast, resulting in decreased NGL prices in the Mid-Continent market center at Conway, Kansas, relative to prices in the Gulf Coast market center at Mont Belvieu, Texas.

Additional fractionation and pipeline capacity is needed to accommodate the growing NGL supply and demand, as well as new infrastructure to gather, process and transport growing natural gas production from both new and existing resource plays.  In response to this increased production and demand for NGL products, ONEOK Partners is investing approximately $2.7 billion to $3.3 billion in new capital projects to meet the needs of oil and natural gas producers in the Bakken Shale, the Cana-Woodford Shale and the Granite Wash areas, and for additional NGL infrastructure in the Mid-Continent and Gulf Coast areas that will enhance the distribution of NGL products to meet the increasing petrochemical industry and NGL export demand.  When completed, ONEOK Partners expects these projects to provide additional earnings and cash flows.

During 2011, we paid cash dividends of $2.16 per share, an increase of approximately 18.7 percent from the $1.82 per share paid during 2010.  In January 2012, we declared a dividend of $0.61 per share ($2.44 per share on an annualized basis), an increase of approximately 17.3 percent from the $0.52 declared in January 2011.

During 2011, ONEOK Partners paid cash distributions to its limited partners of $2.325 per unit, an increase of approximately 4.3 percent from the $2.23 per unit paid during 2010.  In January 2012, a cash distribution to ONEOK Partners’ limited partners of $0.61 per unit ($2.44 per unit on an annualized basis) was declared, an increase of approximately 7.0 percent from the $0.57 declared in January 2011.

In January 2012, we completed an underwritten public offering of $700 million of 4.25-percent senior notes due 2022.  The net proceeds from the offering, after deducting underwriting discounts and estimated expenses, of approximately $693.9 million were used to repay amounts outstanding under our $1.2 billion commercial paper program and for general corporate purposes, which may include one or more of the following:  the repurchase of our common stock, the purchase of additional common units of ONEOK Partners and the payment of dividends.

During 2011, we relied primarily on operating cash flow, commercial paper and distributions from ONEOK Partners to fund our short-term liquidity and capital requirements, repay $400 million of maturing senior notes and redeem $90.5 million of 6.4-percent senior notes.  In January 2011, ONEOK Partners completed an underwritten public offering of senior notes generating net proceeds of approximately $1.28 billion.  ONEOK Partners utilized proceeds from its January 2011 debt issuance, its cash from operations and its commercial paper program, to repay $225 million of its maturing senior notes and to fund its capital projects and short-term liquidity needs.

In December 2011, we entered into a definitive agreement to sell ONEOK Energy Marketing Company to Constellation Energy Group, Inc. for $22.5 million plus working capital.  The transaction closed on February 1, 2012.  The financial information of ONEOK Energy Marketing Company is reflected as discontinued operations in this Annual Report.  All prior periods presented have been recast to reflect the discontinued operations.

We anticipate that our cash flow generated from operations, existing capital resources, including proceeds from the issuance of our $700 million 4.25-percent senior notes issued in January 2012, and distributions from ONEOK Partners will enable us to maintain our current level of operations, our planned operations and fund the remainder of our three-year, $750 million stock repurchase program.  ONEOK Partners anticipates that its cash flow generated from operations, existing capital resources and ability to obtain financing will enable it to maintain its current level of operations and its planned operations.  Additionally, ONEOK Partners expects to fund its capital expenditures with short- and long-term debt, the issuance of equity and operating cash flows.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, for more information on our growth projects, results of operations, liquidity and capital resources.

BUSINESS STRATEGY

Our primary business strategy is to deliver consistent growth and sustainable earnings, while focusing on safe, reliable and environmentally responsible operations for our customers, employees, contractors and the public through the following:
•
Operate in a safe, reliable and environmentally responsible manner - environmental, safety and health issues continue to be a primary focus for us; our emphasis on personal and process safety has produced improvements in the key indicators we track.  We also continue to look for ways to reduce our environmental impact by conserving resources and utilizing more efficient technologies;

•
Generate consistent growth and sustainable earnings - during 2011, ONEOK Partners’ cash distributions increased by 9.5 cents, an approximate 4.3-percent increase compared with 2010; ONEOK Partners is investing approximately $2.7 billion to $3.3 billion in new capital projects to meet the needs of oil and natural gas producers in the Bakken Shale, the Cana-Woodford Shale and the Granite Wash areas, and to provide additional NGL infrastructure in the Mid-Continent and Gulf Coast areas that will enhance its ability to distribute NGL products to meet the increasing petrochemical industry and NGL export demand.  When completed, these projects are anticipated to provide additional earnings and cash flows.  Our Natural Gas Distribution segment benefits from rate strategies, including a performance-based rate mechanism in Oklahoma, capital-recovery mechanisms in Kansas and portions of Texas and cost-of-service adjustments in certain Texas jurisdictions that address investments in rate base and changes in expense; our Natural Gas Distribution segment’s operating efficiencies include investments in automated meters in Oklahoma and Texas.  Our Energy Services segment has undertaken several steps to realign fixed costs with its current business environment, including attempts to renegotiate various storage and transportation agreements and continuing to realign its contracted storage and transportation capacity with its customers’ premium-service requirements;

•
Execute strategic acquisitions that provide long-term value - we remain a disciplined buyer of assets and continue to evaluate assets that come to market.  We did not consummate any acquisitions in 2011;

•
Manage our balance sheet to maintain strong credit ratings - our balance sheet remains strong, ending 2011 with a capital structure of 45-percent debt and 55-percent equity, excluding the debt of ONEOK Partners.  We will seek to maintain our investment-grade credit ratings; and

•
Attract, develop and retain employees to support strategy execution - we continue to execute on our recruiting strategy that targets colleges, universities and vocational-technical schools in our operating areas.  We also continue development efforts with our employees.

NARRATIVE DESCRIPTION OF BUSINESS

We report operations in the following business segments:
•	ONEOK Partners;
•	Natural Gas Distribution; and
•	Energy Services.

ONEOK Partners

Overview - ONEOK Partners is a diversified master limited partnership involved in the gathering, processing, storage and transportation of natural gas in the United States.  In addition, ONEOK Partners owns one of the nation’s premier natural gas liquids systems, connecting NGL supply in the Mid-Continent and Rocky Mountain regions with key market centers.

We own approximately 84.8 million common and Class B limited partner units, and the entire 2-percent general partner interest, which, together, represent a 42.8-percent ownership interest in ONEOK Partners.  We receive distributions from ONEOK Partners on our common and Class B units and our 2-percent general partner interest, which includes our incentive distribution rights.  See Note P of the Notes to Consolidated Financial Statements in this Annual Report for discussion of our incentive distribution rights.

We and ONEOK Partners maintain significant financial and corporate governance separations.  We seek to receive increasing cash distributions as a result of our investment in ONEOK Partners, and our investment decisions are made based on the anticipated returns from ONEOK Partners in total, not specific to any of ONEOK Partners’ businesses individually.  To aid in understanding the important business and financial characteristics of our ONEOK Partners segment, the following describes its business with reference to its underlying activities.

Natural gas gathering and processing business - ONEOK Partners’ natural gas gathering and processing business provides nondiscretionary services to producers that include gathering and processing of natural gas produced from crude oil and natural gas wells.  ONEOK Partners gathers and processes natural gas in the Mid-Continent region, which includes the NGL-rich Cana-Woodford Shale and Granite Wash formations; the Mississippian Lime formation of Oklahoma and Kansas; and the Hugoton and Central Kansas Uplift Basins of Kansas.  It also gathers and/or processes natural gas in two producing basins in the Rocky Mountain region:  the Williston Basin, which spans portions of Montana and North Dakota and includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations; and the Powder River Basin of Wyoming.  In the Powder River Basin, the natural gas that ONEOK Partners gathers is coal-bed methane, or dry, natural gas that does not require processing or NGL extraction in order to be marketable; dry, natural gas is gathered, compressed and delivered into a downstream pipeline or marketed for a fee.

In the Mid-Continent region and the Williston Basin, unprocessed natural gas is compressed and transported through pipelines to processing facilities where volumes are aggregated, treated and processed to remove water vapor, solids and other contaminants, and to extract NGLs in order to provide marketable natural gas, commonly referred to as residue gas.   The residue gas, which consists primarily of methane, is compressed and delivered to natural gas pipelines for transportation to end users.  When the NGLs are separated from the unprocessed natural gas at the processing plants, the NGLs are in the form of a mixed, unfractionated NGL stream.  ONEOK Partners’ natural gas and NGLs are sold to affiliates and a diverse customer base.

Revenue from the natural gas gathering and processing business is derived primarily from the following three types of contracts:
•
POP - ONEOK Partners retains a percentage of the NGLs and/or a percentage of the residue gas as payment for gathering, treating, compressing and processing the producer’s natural gas.  This type of contract represented approximately 37 percent and 35 percent of gathering and processing contracted volumes for 2011 and 2010, respectively.

•
Fee - ONEOK Partners is paid a fee for the services it provides based on Btus gathered, treated, compressed and/or processed.  This type of contract represented approximately 60 percent and 61 percent of gathering and processing contracted volumes for 2011 and 2010, respectively.

•
Keep-whole - ONEOK Partners extracts NGLs from unprocessed natural gas and returns to the producer volumes of residue gas containing the same amount of Btus as the unprocessed natural gas that was originally delivered.  This type of contract represented approximately 3 percent and 4 percent of gathering and processing contracted volumes for 2011 and 2010, respectively, with approximately 75 percent and 85 percent, respectively, of that volume under contracts that effectively convert into fee contracts when the gross processing spread is negative.

Natural gas pipelines business - ONEOK Partners’ natural gas pipeline business owns and operates regulated natural gas transmission pipelines, natural gas storage facilities and natural gas gathering systems for unprocessed natural gas.  ONEOK Partners also provides interstate natural gas transportation and storage services in accordance with Section 311(a) of the Natural Gas Policy Act.

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

ONEOK Partners’ revenues from its natural gas pipelines are derived typically from fee-based services provided to its customers under the following types of fee-based contracts:
•
Firm service - Customers can reserve a fixed quantity of pipeline or storage capacity for the terms of their contracts.  Under firm-service contracts, the customer pays a fixed fee for a specified quantity regardless of their actual usage and is generally guaranteed access to the capacity they reserve; and

•
Interruptible service - Customers may utilize available capacity after firm-service requests are satisfied or on an as-available basis.  Under the interruptible service contract, the customer is provided capacity in of our pipelines and storage facilities on an interruptible basis.

Natural gas liquids business - ONEOK Partners’ natural gas liquids business gathers, treats, fractionates, stores and transports NGLs and distributes and stores NGL products.  ONEOK Partners’ natural gas liquids gathering pipelines deliver unfractionated NGLs gathered from natural gas processing plants located in Oklahoma, Kansas, Texas and the Rocky Mountain region to fractionators it owns in Oklahoma, Kansas and Texas, as well as to third-party fractionators and pipelines.  The NGLs are then separated through the fractionation process into the individual NGL products that realize the greater economic value of the NGL components.  The individual NGL products are then stored or distributed to petrochemical manufacturers, heating-fuel users, refineries and propane distributors through ONEOK Partners’ FERC-regulated distribution pipelines that move NGL products from Oklahoma and Kansas to the Mid-Continent and Gulf Coast NGL market centers, as well as the Midwest markets near Chicago, Illinois.

Revenue for the natural gas liquids business is derived primarily from fee-based services provided to ONEOK Partners’ customers and physical optimization of its assets.  The sources of revenue are categorized as follows:
•
ONEOK Partners’ exchange services business primarily collects fees to gather, fractionate and treat unfractionated NGLs, thereby converting them into marketable NGL products that are stored and shipped to a market center or customer-designated location.

•
ONEOK Partners’ optimization and marketing business utilizes our assets, contract portfolio and market knowledge to capture location and seasonal price differentials.  ONEOK Partners transports NGL products between the Mid-Continent and Gulf Coast in order to capture the location price differentials between the two market centers.  ONEOK Partners’ natural gas liquids storage facilities are also utilized to capture seasonal price variances.

•
ONEOK Partners’ pipeline transportation business transports raw NGLs, finished NGL products and refined petroleum products primarily under our FERC-regulated tariffs.  Tariffs specify the rates ONEOK Partners charges its customers and the general terms and conditions for NGL transportation service on its pipelines.

•
ONEOK Partners’ isomerization business captures the price differential when normal butane is converted into the more valuable iso-butane at its isomerization unit in Conway, Kansas.  Iso-butane is used in the refining industry to increase the octane of motor gasoline.

•	ONEOK Partners’ storage business collects fees to store NGLs at its Mid-Continent and Gulf Coast facilities.

Market Conditions and Seasonality - Supply - Natural gas and NGL supply is affected by drilling rig availability, operating capability and producer drilling activity, which are sensitive to commodity prices, exploration success, the liquid content of the natural gas that is produced and processed, access to capital and regulatory control.  Higher crude oil prices and advances in horizontal drilling and completion technologies are having a positive impact on drilling activity in the oil and NGL-rich shale areas and other resource plays, providing an offset to the less favorable supply projections in the dry gas areas.  As new supply is developed, ONEOK Partners’ customers may require incremental services to bring their production to market.

In the Rocky Mountain region, Williston Basin volumes continue to grow as drilling activity increases, driven primarily by producer development of Bakken Shale crude oil wells, which also produce associated natural gas containing significant amounts of NGLs.  However, ONEOK Partners’ natural gas gathering and processing business has seen declines in natural gas volumes gathered in the Powder River Basin, which is dry gas.

In the Mid-Continent region, ONEOK Partners expects increased drilling activity in the Cana-Woodford Shale and Granite Wash areas of western Oklahoma and the Mississippian Lime formation of Oklahoma and Kansas to more than offset the volumetric declines in most conventional wells that supply ONEOK Partners’ natural gas gathering and processing facilities and intrastate natural gas pipelines and storage assets.

ONEOK Partners’ interstate natural gas pipelines access supply from major producing regions in the Mid-Continent, Rocky Mountain, Gulf Coast and Canada.

ONEOK Partners expects the overall supply of NGLs to continue to increase as well as demand for fee-based services as a result of the development of shale areas and other resource plays.  Many new natural gas processing plants are being constructed in Oklahoma and the Texas Panhandle to process NGL-rich natural gas being produced in the Cana-Woodford Shale, the Granite Wash, the Woodford Shale and the emerging Mississippian Lime formations.  ONEOK Partners’ NGL gathering and fractionation operations receive NGLs from a variety of processors and pipelines, including affiliates, located in these regions.

ONEOK Partners’ natural gas gathering and processing and natural gas liquids businesses are also affected by operational or market-driven changes that impact the output of natural gas processing plants.  The differential between the composite price of NGL products and the price of natural gas, particularly the differential between the price of ethane and the price of natural gas, may influence processing plant NGL output.  During 2011, ethane prices remained significantly above natural gas prices on a relative Btu basis, which resulted in an economic incentive for ethane recovery from ONEOK Partners’ natural gas processing plants and third-party natural gas processing plants that deliver NGLs to ONEOK Partners’ natural gas liquids gathering pipelines.

Demand - Demand for natural gas gathering and processing services is aligned typically with the production of natural gas from natural gas plays or the associated natural gas from wells drilled in crude oil plays.  Gathering and processing are nondiscretionary services that producers require to market their natural gas and natural gas liquid production.  As producers continue to develop shale and other resource plays, ONEOK Partners expects demand for its gathering and processing services to increase.  ONEOK Partners’ natural gas processing plant operations can be adjusted to respond to market conditions, such as demand for ethane.  By changing operating parameters at certain plants, ONEOK Partners can reduce, to some extent, the amount of ethane and propane recovered in its processing plants if prices or processing margins are unfavorable.

Demand for natural gas pipeline transportation service and natural gas storage is related directly to demand for natural gas in the markets that the natural gas pipelines and storage facilities serve, and is affected by weather, the economy and natural gas price volatility.  ONEOK Partners’ natural gas pipelines primarily serve end-users, such as natural gas distribution companies and electric-generation companies, that require natural gas to operate their businesses and generally are not impacted by location price differentials.  However, narrower location differentials may impact demand for ONEOK Partners’ services from natural gas marketers as discussed below under “Commodity Prices.”  Demand for ONEOK Partners’ natural gas pipelines services can also be impacted as coal-fired electric generators consider natural gas as an alternative fuel.

The strength of the economy directly impacts manufacturing and industrial companies that consume natural gas.  Commodity price volatility can influence producers’ decisions related to the production of natural gas, the level of NGLs processed from natural gas and natural gas storage injection and withdrawal activity.

Demand for NGLs and the ability of natural gas processors to sustain successfully and economically their operations impacts the volume of unfractionated NGLs produced by natural gas processing plants, thereby affecting the demand for NGL gathering, fractionation and distribution services.  Natural gas and propane are subject to weather-related seasonal demand.  Other NGL products are affected by economic conditions and the demand associated with the various industries that utilize the commodity, such as butanes and natural gasoline, which are used by the refining industry as blending stocks for motor fuel, denaturant for ethanol and diluents for crude oil.  Ethane, propane, normal butane and natural gasoline are used by the petrochemical industry to produce chemical products, such as plastics, rubber and synthetic fibers.  During 2011, several petrochemical companies announced new plants, plant expansions, additions or enhancements that improve the light-NGL feed capability of their facilities due primarily to the increased supply and attractive price of ethane as a petrochemical feedstock in the United States.  These projects are expected to increase significantly ethane demand over the next five years.  In addition, international demand for propane is expected to impact the NGL market in the future.  ONEOK Partners expects this increase in demand for NGLs to add incremental fee-based earnings to its natural gas liquids business.

Commodity Prices - Crude oil, natural gas and NGL prices can be volatile due to changes in market conditions.  Commodity prices can also be impacted by demand for products from the petrochemical industry and other consumers, storage injection and withdrawal rates and available storage capacity.  The increase in natural gas supply from shale gas development has caused natural gas prices to decline and natural gas location and seasonal price differentials to narrow across most of the regions where ONEOK Partners operates.  However, an increase in crude oil prices and the abundance of NGLs produced from the development of NGL-rich shale resource plays have made producing NGL feedstocks for the petrochemical industry more profitable.  ONEOK Partners is exposed to commodity price risk in its natural gas gathering and processing business, as a result of receiving commodities in exchange for services, primarily on POP contracts, and in its natural gas liquids business from the NGLs it purchases and sells.  ONEOK Partners is also exposed to market risk associated with the price differentials between receipt and delivery points along its natural gas and natural gas liquids pipelines, also known as location differentials.  Fluctuations in location differentials impact the rates its natural gas pipelines’ customers with competitive alternatives are willing to pay and the optimization opportunities for its natural gas liquids business.  ONEOK Partners’ natural gas and NGL storage revenues are impacted by the differential between the forward price of natural gas and NGLs and the price of natural gas and NGLs on the spot market.  Additionally, fluctuations in the relative price differential between natural gas, NGLs and individual NGL products impacts ONEOK Partners’ natural gas liquids exchange services and transportation revenues and, to a lesser extent, margins on its natural gas gathering and processing keep-whole contracts.

Seasonality - Our ONEOK Partners segment’s products are subject to weather-related seasonal demand.  Cold temperatures typically increase demand for natural gas and propane, which are used to heat homes and businesses.  Warm temperatures typically drive demand for natural gas used for natural gas-fired electric generation needed to meet the electricity-generation demand required to cool residential and commercial properties.  Precipitation levels also can impact the demand for natural gas that is used to fuel irrigation activity in the Mid-Continent region and demand for propane used to fuel crop-drying activity.  Demand for butane and natural gasoline, which are used primarily by the refining industry as blending stocks for motor fuel, denaturant for ethanol and diluents for crude oil, may also be subject to some variability as automotive travel increases and as seasonal gasoline formulation standards are implemented.  During periods of peak demand for a certain commodity, prices for that product typically increase, which may influence processing and fractionation decisions.

Competition - ONEOK Partners’ natural gas and natural gas liquids businesses compete directly with other companies for natural gas and NGL supplies, markets and services.  Competition for natural gas transportation services continues to increase as new infrastructure projects are completed and the FERC and state regulatory bodies continue to encourage additional competition in the natural gas markets.  Competition is based primarily on fees for services, quality of services provided, current and forward natural gas and NGL prices and proximity to supply areas and markets.  ONEOK Partners believes that the location and integration of its assets enable it to compete effectively.

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

ONEOK Partners is responding to these factors by making capital investments to access new supplies; increasing gathering, fractionation, storage and transportation capacity; increasing storage, withdrawal and injection capabilities; and improving natural gas processing efficiency and reducing operating costs.  ONEOK Partners’ competitors have also recently announced plans for new natural gas gathering and processing facilities and natural gas liquids pipelines and fractionators to address the growing natural gas and NGL supply and petrochemical demand.  When completed, ONEOK Partners’ growth projects and those of its competitors are expected to impact NGL prices and narrow location differentials between the Mid-Continent and Gulf Coast market centers.  ONEOK Partners is also evaluating asset consolidation opportunities to maximize earnings and renegotiating low-margin contracts.  The principal goal of the contract renegotiation effort is to improve margins and reduce risk.

Government Regulation - The FERC traditionally has maintained that a natural gas processing plant is not a facility for the transportation or sale for resale of natural gas in interstate commerce and, therefore, is not subject to jurisdiction under the Natural Gas Act.  Although the FERC has made no specific declaration as to the jurisdictional status of ONEOK Partners’ natural gas processing operations or facilities, ONEOK Partners’ natural gas processing plants are primarily involved in extracting NGLs and, therefore, ONEOK Partners believes, its natural gas processing plants are exempt from FERC jurisdiction.  The Natural Gas Act also exempts natural gas gathering facilities from the jurisdiction of the FERC.  ONEOK Partners believes its natural gas gathering facilities and operations meet the criteria used by the FERC for nonjurisdictional gathering facility status.  However, ONEOK Partners is subject to newly adopted FERC regulations that require it to post publicly certain natural gas flow information on ONEOK Partners’ website.  Interstate transmission facilities remain subject to FERC jurisdiction.  The FERC has distinguished historically between these two types of facilities, either interstate or intrastate, on a fact-specific basis.  ONEOK Partners also transports residue gas from its natural gas processing plants to interstate pipelines in accordance with Section 311(a) of the Natural Gas Policy Act.

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

ONEOK Partners’ proprietary natural gas liquids gathering pipelines, fractionation and storage facilities in Oklahoma, Kansas and Texas are not regulated by the FERC or the states’ respective corporation commissions.  ONEOK Partners’ remaining natural gas liquids pipelines are regulated by the FERC, which has authority over the terms and conditions of service, rates, including depreciation and amortization policies, and initiation of service.  In Kansas and Texas, ONEOK Partners’ intrastate natural gas liquids pipelines that provide common carrier services are subject to the jurisdiction of the KCC and RRC, respectively, which have oversight regarding services provided.

See further discussion in the “Environmental and Safety Matters” section.

Unconsolidated Affiliates - Our ONEOK Partners segment has investments in unconsolidated affiliates that include Northern Border Pipeline, Overland Pass Pipeline Company, three partnerships that operate natural gas gathering systems located primarily in the Powder River of Wyoming and other investments.  Northern Border Pipeline is a leading transporter of natural gas imported from Canada into the United States.  Overland Pass Pipeline Company operates an interstate natural gas liquids pipeline system that transports natural gas liquids from the Rocky Mountain region to the Mid-Continent NGL market center.

See Note O of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of ONEOK Partners’ unconsolidated affiliates.

Natural Gas Distribution

Overview - Our Natural Gas Distribution segment provides natural gas distribution services to more than 2 million customers in Oklahoma, Kansas and Texas through Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service.  We serve residential, commercial, industrial and transportation customers in all three states.  In addition, our LDCs serve wholesale and public authority customers.  We operate subject to regulations and oversight of the state regulatory agencies.  Our regulatory strategy incorporates features that reduce earnings lag, protect margin and mitigate risks.

Our strategies to reduce earnings lag include a performance-based rate mechanism in Oklahoma and capital-recovery mechanisms in Kansas and portions of Texas.  In addition, we also have cost-of-service adjustments in certain Texas markets that address investments in rate base and changes in operating expenses.

Margin protection strategies include increasing the portion of our service fees that is fixed rather than volumetrically based.  Customer consumption is a function of price levels and weather conditions.  Weather normalization mechanisms limit our sensitivity to weather.

Risk mitigation strategies include mechanisms to recover the fuel-related component of bad debts in Oklahoma, Kansas and portions of Texas and pension and other post-retirement benefits and ad valorem taxes in Kansas.

Our operating results are affected primarily by the number of customers, usage and the ability to collect delivery rates that provide a reasonable rate of return on our investment and recovery of our cost of service.  Natural gas costs are passed through to our customers based on the actual cost of natural gas purchased by the respective natural gas distribution companies and related expenses.  Substantial fluctuations in natural gas sales can occur from year to year without materially or adversely impacting our net margin, since the fluctuations in natural gas costs affect natural gas sales and cost of gas by an equivalent amount.  Higher natural gas costs may cause customers to conserve or use alternative energy sources.  Higher natural gas costs may also impact adversely our accounts receivable collections, resulting in higher bad-debt expense.  Recovery of the fuel-related portion of bad debts is allowed in all three states.

Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service distribute natural gas as public utilities to approximately 82 percent, 67 percent and 14 percent of the natural gas distribution markets for Oklahoma, Kansas and Texas, respectively.  Natural gas sold to residential and commercial customers accounts for approximately 81 and 18 percent of our natural gas sales, respectively, in Oklahoma; 80 and 19 percent of our natural gas sales, respectively, in Kansas; and 69 and 23 percent of our natural gas sales, respectively, in Texas.

In December 2011, we entered into a definitive agreement to sell ONEOK Energy Marketing Company to Constellation Energy Group, Inc. for $22.5 million plus working capital.  The transaction closed on February 1, 2012.  The financial information of ONEOK Energy Marketing Company is reflected as discontinued operations in this Annual Report.  All prior periods presented have been recast to reflect the discontinued operations.

Market Conditions and Seasonality - Supply - Our LDCs purchased 163 Bcf and 186 Bcf of natural gas supply in 2011 and 2010, respectively.  Our natural gas supply portfolio consists of long-term, seasonal and short-term contracts from a diverse group of suppliers.  These contracts are awarded through competitive-bidding processes to ensure reliable and competitively priced natural gas supply.  Our Natural Gas Distribution segment’s natural gas supply is acquired from natural gas processing plants, natural gas marketers and natural gas producers.

An objective of our supply-sourcing strategy is to provide value to customers through reliable, competitively priced and flexible gas supply and transportation purchases from multiple production areas and suppliers.  This strategy is designed to protect receipt of supply from being curtailed by physical interruption, possible financial difficulties of a single supplier, natural disasters and other unforeseen force majeure events, as well as ensuring these resources are reliable and flexible to meet the variations of customer demands.

We do not anticipate problems with securing natural gas supply to satisfy customer demand; however, if supply shortages were to occur, each of our LDCs has curtailment tariff provisions in place that provide for:  reducing or discontinuing natural gas service to large industrial users; and requesting that residential and commercial customers reduce their natural gas requirements to an amount essential for public health and safety.  In addition, during times of critical supply disruptions, curtailments of deliveries to customers with firm contracts may be made in accordance with guidelines established by appropriate federal, state and local regulatory agencies.

Natural gas supply requirements are affected by weather conditions.  In addition, economic conditions impact the requirements of our commercial and industrial customers.  Natural gas usage per residential customer may decline as customers change their consumption patterns in response to:  (i) more volatile and higher natural gas prices, as discussed above; (ii) customers’ improving the energy efficiency of existing homes by replacing doors and windows and adding insulation, and retrofitting natural gas appliances with more efficient appliances; (iii) more energy-efficient construction; and (iv) fuel switching.  In each jurisdiction in which we operate, changes in customer usage profiles are considered in the design of our rates.

In managing our natural gas supply portfolios, we partially mitigate price volatility using a combination of financial derivatives and fixed price contracts.  We have natural gas hedging programs in each state that have been approved by the respective states’ regulatory authorities.  We do not utilize financial derivatives for speculative purposes nor do we have trading operations associated with our Natural Gas Distribution segment.  In addition, we utilized 39.3 Bcf of contracted storage capacity in 2011, which allows gas to be purchased during the off-peak season and stored for use in the winter periods.

Demand - See discussion below under “Seasonality” and “Competition” for factors affecting demand for our services.

Seasonality - Natural gas sales to residential and commercial customers are seasonal, as a substantial portion of their natural gas requirements are for heating.  Accordingly, the volume of natural gas sales is higher normally during the months of November through March than in other months of the year.  The impact on margins for our LDCs resulting from weather that is above or below normal is offset in part through weather-normalization adjustments (WNA).  These adjustments have been approved by the regulatory authorities for our Oklahoma, Kansas and certain Texas service territories.  WNA allows us to increase customer billing to offset lower gas usage when weather is warmer than normal and decrease customer billing to offset higher gas usage when weather is colder than normal.

Competition - We encounter competition based on customers’ preference for natural gas, compared with other energy products and their comparative prices.  The most significant product competition occurs between natural gas and electricity in the residential and small commercial markets.  We compete for space and water heating, cooking, clothes drying and other general energy needs.  Customers and builders typically make the decision on the type of equipment at initial installation and use the chosen energy source for the life of the equipment.  The markets in our service territories have become increasingly competitive.  Changes in the competitive position of natural gas relative to electricity and other energy products have the potential to cause a decline in consumption or in the number of natural gas customers.

However, recent studies have demonstrated that assessing energy efficiency in terms of full fuel-cycle analysis highlights the high overall efficiency of natural gas in residential and commercial uses, compared with electricity.  The Department of Energy recently issued a statement of policy that it will use full fuel-cycle measures of energy use and emissions when evaluating energy-conservation standards for appliances.  Further, independent studies show that natural gas provides a cost advantage over electricity for typical home and business applications.

We believe that we must maintain a competitive advantage in order to retain our customers, and, accordingly, we focus on providing safe, reliable and efficient service and controlling costs.  Our Natural Gas Distribution segment is subject to competition from other pipelines for our existing industrial load.  Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service compete for service to large industrial and commercial customers, and competition has and may continue to impact margins.

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

Government Regulation - Rates charged by LDCs in our Natural Gas Distribution segment for natural gas services are established by the OCC for Oklahoma Natural Gas and by the KCC for Kansas Gas Service.  Texas Gas Service is subject to regulatory oversight by the various municipalities that it serves, which have primary jurisdiction in their respective areas.  Rates in unincorporated areas of Texas and all appellate matters are subject to regulatory oversight by the RRC.  Natural gas supply costs for our LDCs are passed on to our customers through a purchased-gas cost-adjustment mechanism.  We do not make a profit on the cost of natural gas.  Other changes in costs must be recovered through periodic rate adjustments approved by the OCC, KCC, RRC and various municipalities in Texas.  See pages 52 for a detailed description of our various regulatory initiatives.

See further discussion in the “Environmental and Safety Matters” section.

Energy Services

Overview - Our Energy Services segment is a provider of non-uniform natural gas supply and risk-management services for natural gas and electric utilities and commercial and industrial customers with natural gas needs.  We use a network of leased storage and transportation capacity to supply natural gas to our customers.  This network connects the major supply and demand centers throughout the United States and into Canada and, coupled with our industry knowledge and market intelligence, allows us to provide our customers customized services in a more efficient and reliable manner than they can achieve independently.

Strategy - We follow a strategy of optimizing our storage and cross-regional transportation capacity through the application of market knowledge and effective risk management.  We seek to maximize value by actively hedging the risks associated with seasonal and location price differentials that are inherent to storage and transportation contracts.  At the same time, we attempt to capitalize on opportunities created by market volatility, weather-related events, supply-demand imbalances and market inefficiencies, which allow us to capture additional margin.  Using market information, we manage these asset-based positions and seek to provide incremental margin in our trading portfolio.

To ensure natural gas is available when our customers need it, we offer premium services and products that satisfy our customers’ non-uniform supply needs such as swing and peaking natural gas load requirements on a year-round basis.  Types of premium services include next-day and no-notice services.  Next-day services allow our customers to call on additional gas supply, up to an amount agreed upon in a service contract, and expect delivery the following day.  No-notice services allow customers to call on additional gas supply and expect immediate delivery.  We also provide weather-related protection and other custom solutions based on our customers’ specific needs.  Our storage and transportation assets enable us to provide these services and provide us with opportunities to capture daily, monthly and seasonal value due to market inefficiencies.

As a result of significant increases in the supply of natural gas, primarily from shale production across North America, location and seasonal differentials have significantly narrowed, resulting in reduced opportunities to optimize our firm transportation and storage capacity.  Additionally, price volatility in the natural gas markets has diminished, which further limits opportunities to optimize our assets.  We have undertaken several steps to better align fixed costs with the current business environment, including attempts to renegotiate various natural gas storage and transportation contracts.  Contract renegotiation activities that we have taken or expect to consider further include renewing contracts at current market prices at contract expiration, extending contracts in order to negotiate a more favorable rate or paying to terminate contracts in areas that are no longer strategic to our business.  It is possible that we may recognize charges to our earnings as a result of certain of these actions.  These changes would result in a better alignment of our contracted natural gas transportation and storage capacity with the needs of our premium-services customers.  We also expect the effect of these strategies to be a reduction in our contracted natural gas transportation and storage capacity, which should reduce our operating costs and working-capital requirements primarily through a reduction in natural gas inventory levels.

Approximately 14 percent of our transportation capacity and approximately 20 percent of our storage capacity expire by the end of 2012, and an additional amount of approximately 64 percent of our transportation capacity and an additional amount of approximately 68 percent of our storage capacity expires by the end of 2015.

Derivatives - It is our intention to minimize the mark-to-market earnings impact that our forward hedges have on current period earnings. When possible, we implement hedging strategies using derivative instruments that qualify as hedges for accounting purposes.  We actively manage the commodity price and volatility risks associated with providing energy risk-management services to our customers by executing derivative instruments in accordance with the parameters established in our commodity risk-management policy.  The derivative instruments consist of over-the-counter transactions such as forward, swap and option contracts, and NYMEX futures and option contracts.

We utilize our experience to optimize the value of our contracted assets and use our risk management and marketing capabilities to both manage risk and generate additional margins.  We apply a combination of cash flow and fair value hedge accounting when implementing hedging strategies that take advantage of favorable market conditions.  See Note D of the Notes to Consolidated Financial Statements in this Annual Report for additional information.  Additionally, certain non-trading transactions, which are economic hedges of our accrual transactions such as certain of our storage and transportation contracts, will not qualify for hedge accounting treatment.  These economic hedges receive mark-to-market accounting treatment, as they are derivative contracts and are not designated as part of a hedge relationship.  As a result, the underlying risk being hedged receives accrual accounting treatment, while we use mark-to-market accounting treatment for the economic hedges.  We cannot predict the earnings fluctuations from mark-to-market accounting, and the impact on earnings could be material.

In prior years, we were able to hedge location differentials and seasonal storage differentials at more favorable levels compared with opportunities currently available to us.  These factors have impacted negatively our Energy Services segment’s results of operations in 2011, and we anticipate these factors will persist throughout 2012 and potentially into 2013.  A significant amount of our storage and transportation hedges that were entered into at favorable levels were realized by the end of 2011.

Working Capital - Our Energy Services segment requires working capital to purchase natural gas inventory, to reserve transportation and storage capacity and to meet cash collateral requirements associated with our risk-management activities.  Our inventory purchases and hedging strategies are implemented with consideration given to ONEOK’s overall working capital requirements and liquidity.  Restrictions on our access to working capital may impact our inventory purchases and risk-management activities, which could impact our results.  Our working capital costs would be impacted by a change in ONEOK’s current investment-grade credit ratings or a significant increase in commodity prices.  See discussion under “Credit Risk” of Note D of the Notes to Consolidated Financial Statements in this Annual Report for additional information about the impact of a change in ONEOK’s credit rating.

Our working capital requirements related to our inventory in storage were as high as $297.9 million during 2011 and had decreased to $215.0 million by December 31, 2011.  In addition, margin requirements can result in increased working capital requirements.  During 2011, the amount we were required to post with counterparties to meet our margin requirements ranged from zero to $22.6 million, and the amount posted for our benefit by our counterparties ranged from zero to $60.5 million.

Sales with Affiliates - Our Energy Services segment conducts business with our ONEOK Partners and Natural Gas Distribution segments.  These services are provided under agreements with market-based terms.  Additionally, business with our LDCs is awarded through a competitive-bidding process.  We provide supply and risk-management service to certain retail marketing operations, including the retail marketing portion of our Natural Gas Distribution segment that was sold in February 2012.

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

An increase in shale natural gas production and related pipeline construction across North America has resulted in greater natural gas supply, putting downward pressure on natural gas prices and narrowing the price differentials between regions.  The impact of lower natural gas prices and price volatility and narrower location and seasonal price differentials has resulted in reduced opportunities to capture incremental margin through optimization efforts.

Demand - Demand under our swing and peaking natural gas requirements contracts in our wholesale operation usually is driven by the extent to which temperatures vary from normal levels.  A significant portion of this business is contracted during the winter period of November through March.

The displacement of electric power-generation plants from coal to natural gas is resulting in a slight increase in demand for natural gas.  These displacements are being driven by the cost of natural gas relative to coal and to a lesser extent due to potential government regulations.

Customers continue to contract for storage, transportation and premium services but at lower prices due to lower natural gas prices resulting from the increased supply and lower natural gas price volatility.  Although future improvements in the U.S. economy, coupled with the depressed natural gas price environment, could increase modestly customer demand, we do not anticipate a significant change in customer demand in 2012.

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

Increased natural gas supply is also impacting negatively the seasonal price differentials.  There could be situations where winter prices are lower, due to mild weather and abundant supply, than the prices in the upcoming summer.  These changes could result in unfavorable pricing between periods that could result in losses on the withdrawal of natural gas from inventory.

Competition - In response to a challenging marketing environment, our strategy is to concentrate our efforts on providing reliable service during peak-demand periods.  We can compete effectively in the market by utilizing our contracted storage and transportation assets.  We continue to focus on building and strengthening supplier and customer relationships to execute our strategy and increase our market presence.

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

Market conditions and uncertainties associated with the implementation of financial reform through the Dodd-Frank Act have reduced liquidity in the financial derivatives markets, particularly for basis swaps, which make it difficult to implement forward hedges around our transportation and storage positions.  See “Financial Markets Legislation” for discussion of the Dodd-Frank Act.

SEGMENT FINANCIAL INFORMATION

Operating Income, Customers and Total Assets - See Note R of the Notes to Consolidated Financial Statements in this Annual Report for disclosure by segment of our operating income and total assets and for a discussion of revenues from external customers.

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

FINANCIAL MARKETS LEGISLATION

The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets.  Various regulatory agencies, including the SEC and the CFTC, have proposed regulations for implementation of many of the provisions of the Dodd-Frank Act.  Although the CFTC has issued final regulations for certain provisions of the Dodd-Frank Act, many remain outstanding.  In November 2011, the CFTC published final rules on speculative position limits, which we do not expect to impact directly our current risk-management practices.  In December 2011, the CFTC issued an order that further defers the effective date of the provisions of the Dodd-Frank Act that require a rulemaking, such as definitions of certain terms, until the earlier of the effective date of the final rule defining the reference terms or July 16, 2012.  Until the remaining final regulations are established, we are unable to ascertain how we may be affected by them.  Based on our assessment of the regulations issued to date and those proposed, we expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity and interest-rate risks; however, the costs of doing so may increase as a result of the new legislation.  We also may incur additional costs associated with our compliance with the new regulations and anticipated additional record keeping, reporting and disclosure obligations; however, we do not believe the costs will be material.  These requirements could affect adversely market liquidity and pricing of derivative contracts making it more difficult to execute our risk-management strategies in the future.  Also, the anticipated increased costs of compliance by dealers and counterparties likely will be passed on to customers, which could decrease the benefits of hedging to us and could reduce our profitability and liquidity.

ENVIRONMENTAL AND SAFETY MATTERS

Additional information about our environmental matters is included in Note Q of the Notes to Consolidated Financial Statements in this Annual Report.

Environmental Liabilities - We are subject to multiple historical and wildlife preservation laws and environmental regulations affecting many aspects of our present and future operations.  Regulated activities include those involving air emissions; storm water and wastewater discharges; handling and disposal of solid and hazardous wastes; hazardous materials transportation; and pipeline and facility construction.  These laws and regulations require us to obtain and comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals.  Failure to comply with these laws, regulations, licenses and permits may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations.  If a leak or spill of hazardous substances or petroleum products occurs from pipelines or facilities that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including response, investigation and cleanup costs, which could affect materially our results of operations and cash flows.  In addition, emission controls required under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities.  We cannot assure that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us.  Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Pipeline Safety - We are subject to Pipeline and Hazardous Materials Safety Administration regulations, including integrity- management regulations.  The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas.  In January 2012, the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 was signed into law.  The new law contains numerous requirements for the Secretary of Transportation to conduct further review or studies on issues that may or may not be material to us.  These issues include but are not limited to:
•	an evaluation on whether hazardous natural gas liquid and natural gas pipeline integrity-management requirements should be expanded beyond current high-consequence areas;
•	a review of all natural gas and hazardous natural gas liquid gathering pipeline exemptions;
•	a verification of records for pipelines in Class 3 and 4 locations and high-consequence areas to confirm maximum allowable operating pressures; and
•	a requirement to test pipelines previously untested in high-consequence areas operating above 30-percent yield strength.

The potential capital and operating expenditures related to this legislation, the associated regulations or other new pipeline safety regulations are unknown.

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

Federal, state and regional initiatives to measure and regulate greenhouse gas emissions are under way.  We are monitoring federal and state legislation to assess the potential impact on our operations.  The EPA’s Mandatory Greenhouse Gas Reporting rule, released in September 2009, requires greenhouse gas emissions reporting for affected facilities on an annual basis and requires us to track the emission equivalents for the natural gas delivered by us to our distribution customers and emission equivalents for all NGLs delivered to customers of ONEOK Partners.  Our 2010 total reported emissions were less than 66.6 million metric tons of carbon dioxide equivalents.  This total includes direct emissions from the combustion of fuel in our equipment, such as compressor engines and heaters, and carbon dioxide equivalents from NGL products and natural gas delivered to customers, as if all such fuel and NGL products were combusted and carbon dioxide injected directly into disposal wells.  The next required reporting period for 2011 greenhouse gas emissions will be due March 31, 2012.  Also, the EPA released a subpart to the Mandatory Greenhouse Gas Reporting Rule that will require the reporting of vented and fugitive emissions of methane from our facilities.  The new requirements began in January 2011, with the first reporting of fugitive emissions due September 30, 2012.  We do not expect the cost to gather this emission data to have a material impact on our results of operations, financial position or cash flows.  In addition, Congress has considered, and may consider in the future, legislation to reduce greenhouse gas emissions, including carbon dioxide and methane.  At this time, no rule or legislation has been enacted that assesses any costs, fees or expenses on any of these emissions.

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

In addition, the EPA issued a rule on air-quality standards, “National Emission Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines,” also known as RICE NESHAP, with a compliance date in 2013.  The rule will require capital expenditures over the next two years for the purchase and installation of new emissions-control equipment.  We do not expect these expenditures to have a material impact on our results of operations, financial position or cash flows.

On July 28, 2011, the EPA issued a proposed rule package that would change the air emission New Source Performance Standards and Maximum Achievable Control Technology requirements applicable to natural gas production, processing, transmission and underground storage.  The proposed rules would impact emission limits for specific equipment through the use of controls; however, potential costs associated with the proposed rules currently are unknown.

Superfund - The Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA or Superfund, imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a hazardous substance into the environment.  These persons include the owner or operator of a facility where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the facility.  Under CERCLA, these persons may be liable for the costs of cleaning up the hazardous substances released into the environment, damages to natural resources and the costs of certain health studies.  In 2011, ONEOK Partners received notice from the EPA of potential liability for the U.S. Oil Recovery Superfund Site location in Harris County, Texas.  ONEOK Partners is named a potentially responsible party as a result of waste disposal at the now-abandoned site.  Neither we nor ONEOK Partners expect our respective current responsibilities under CERCLA, for this facility and any other, to have a material impact on our respective results of operations, financial position or cash flows.

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

Pipeline Security - Homeland Security’s Transportation Security Administration and the United States Department of Transportation have completed a review and inspection of our “critical facilities” and identified no material security issues.  Also, the Transportation Security Administration has released new pipeline security guidelines that include broader definitions for the determination of pipeline “critical facilities.”  We have reviewed our pipeline facilities according to the new guideline requirements and there have been no material changes required to date.

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

ONEOK Partners participates in the EPA’s Natural Gas STAR Program to reduce voluntarily methane emissions.  We continue to focus on maintaining low rates of lost-and-unaccounted-for natural gas through expanded implementation of best practices to limit the release of natural gas during pipeline and facility maintenance and operations.  Our most recent calculation of our annual lost-and-unaccounted-for natural gas, for all of our business operations, is less than 1 percent of total throughput.

EMPLOYEES

We employed 4,795 people at January 31, 2012, including 694 people at Kansas Gas Service who are subject to collective bargaining contracts.  The following table sets forth our contracts with collective bargaining units at January 31, 2012:

Union	Employees	Contract Expires
The United Steelworkers	388	October 28, 2016
International Brotherhood of Electrical Workers (IBEW)	306	June 30, 2014

EXECUTIVE OFFICERS

All executive officers are elected annually by our Board of Directors, and each serves until such person resigns, is removed or is otherwise disqualified to serve, or until such officer’s successor is duly elected.  Our executive officers listed below include the officers who have been designated by our Board of Directors as our Section 16 executive officers.

Name and Position	Age	Business Experience in Past Five Years
John W. Gibson	59	2012 to present	Chairman and Chief Executive Officer, ONEOK and ONEOK Partners
Chairman and Chief Executive Officer		2011	Chairman, President and Chief Executive Officer, ONEOK
		2011	Vice Chairman of the Board of Directors, ONEOK
		2010 to 2011	President and Chief Executive Officer, ONEOK
		2010 to 2011	Chairman, President and Chief Executive Officer, ONEOK Partners
		2007 to 2009	Chief Executive Officer, ONEOK
		2007 to 2009	Chairman and Chief Executive Officer, ONEOK Partners
		2006 to present	Member of the Board of Directors, ONEOK and ONEOK Partners
Terry K. Spencer	52	2012 to present	President, ONEOK and ONEOK Partners
President		2010 to present	Member of the Board of Directors, ONEOK Partners
		2009 to 2011	Chief Operating Officer, ONEOK Partners
		2007 to 2009	Executive Vice President, Natural Gas Liquids, ONEOK Partners
Pierce H. Norton II	52	2012 to present	Executive Vice President and Chief Operating Officer, ONEOK and ONEOK Partners
Executive Vice President and		2011	Chief Operating Officer, ONEOK
Chief Operating Officer		2009 to 2011	President, ONEOK Distribution Companies, ONEOK
		2007 to 2009	Executive Vice President, Natural Gas, ONEOK Partners
		2006 to 2007	President, Gathering and Processing, ONEOK Partners
Robert F. Martinovich	54	2012 to present	Executive Vice President, Chief Financial Officer and Treasurer, ONEOK and ONEOK Partners
Executive Vice President, Chief Financial Officer		2011 to present	Member of the Board of Directors, ONEOK Partners
and Treasurer		2011	Senior Vice President, Chief Financial Officer and Treasurer, ONEOK and ONEOK Partners
		2009 to 2011	Chief Operating Officer, ONEOK
		2007 to 2009	President, Gathering and Processing, ONEOK Partners
		2006 to 2007	Group Vice President, EHS, Operations & Technical Services, DCP Midstream LLC
Stephen W. Lake	48	2012 to present	Senior Vice President, General Counsel and Assistant Secretary, ONEOK and ONEOK Partners
Senior Vice President, General Counsel and		2011	Senior Vice President, Associate General Counsel and Assistant Secretary, ONEOK and ONEOK Partners
Assistant Secretary		2008-2011	Executive Vice President and General Counsel, McJunkin Red Man Corporation
		1998-2008	Partner, GableGotwals
Derek S. Reiners	40	2009 to present	Senior Vice President and Chief Accounting Officer, ONEOK and ONEOK Partners
Senior Vice President and Chief Accounting Officer		2004 to 2009	Partner, Grant Thornton LLP

No family relationships exist between any of the executive officers, nor is there any arrangement or understanding between any executive officer and any other person pursuant to which the officer was selected.

INFORMATION AVAILABLE ON OUR WEBSITE

We make available, free of charge, on our website (www.oneok.com) copies of our Annual Reports, Quarterly Reports, Current Reports on Form 8-K, amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.  Copies of our Code of Business Conduct, Corporate Governance Guidelines and Director Independence Guidelines are also available on our website, and we will provide copies of these documents upon request.  Our website and any contents thereof are not incorporated by reference into this report.

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

RISK FACTORS INHERENT IN OUR BUSINESS

Market volatility and capital availability could affect adversely our business.

The capital and credit markets have experienced volatility and disruption in the past.  In many cases during these periods, the capital markets have exerted downward pressure on equity values and reduced the credit capacity for certain companies.  Our ability to grow could be constrained if we do not have regular access to the capital and credit markets.  Similar or more severe levels of market disruption and volatility may have an adverse affect on us resulting from, but not limited to, disruption of our access to capital and credit markets, difficulty in obtaining financing necessary to expand facilities or acquire assets, increased financing cost and increasingly restrictive covenants.

Our operating results may be affected materially and adversely by unfavorable economic and market conditions.

Economic conditions worldwide have from time to time contributed to slowdowns in the oil and natural gas industry, as well as in the specific segments and markets in which we operate, resulting in reduced demand and increased price competition for our products and services.  Our operating results in one or more geographic regions may also be affected by uncertain or changing economic conditions within that region.  Volatility in commodity prices may have an impact on many of our customers, which, in turn, could have a negative impact on their ability to meet their obligations to us.  If global economic and market conditions (including volatility in commodity markets), or economic conditions in the United States or other key markets, remain uncertain or persist, spread or deteriorate further, we may experience material impacts on our business, financial condition, results of operations and liquidity.

Our cash flow depends heavily on the earnings and distributions of ONEOK Partners.

Our partnership interest in ONEOK Partners is one of our largest cash-generating assets.  Therefore, our cash flow is heavily dependent upon the ability of ONEOK Partners to make distributions to its partners.  A significant decline in ONEOK Partners’ earnings and/or cash distributions would have a corresponding negative impact on us.  For information on the risk factors inherent in the business of ONEOK Partners, see the section below entitled “Additional Risk Factors Related to ONEOK Partners’ Business” and Item 1A, Risk Factors in the ONEOK Partners’ Annual Report.

Some of our nonregulated businesses have a higher level of risk than our regulated businesses.

Some of our nonregulated operations, which include ONEOK Partners’ natural gas gathering and processing business, most of its natural gas liquids business and our energy services business, have a higher level of risk than our regulated operations, which include the LDCs in our distribution business, ONEOK Partners’ natural gas pipelines business and a portion of its natural gas liquids business.  We and ONEOK Partners expect to continue investing in natural gas and natural gas liquids projects and other related projects, some or all of which may involve nonregulated businesses or assets.  These projects could involve risks associated with operational factors, such as competition and dependence on certain suppliers and customers, and financial, economic and political factors, such as rapid and significant changes in commodity prices, the cost and availability of capital and counterparty risk, including the inability of a counterparty, customer or supplier to fulfill a contractual obligation.

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

Terrorist attacks aimed at our facilities could affect adversely our business.

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

We are subject to the risk of loss resulting from nonpayment and/or nonperformance by customers and counterparties of our Energy Services segment.  The customers of our Energy Services segment are predominantly LDCs, industrial customers, natural gas producers and marketers that may experience deterioration of their financial condition as a result of changing market conditions or financial difficulties that could impact their creditworthiness or ability to pay for our services.  If we fail to assess adequately the creditworthiness of existing or future customers, unanticipated deterioration in their creditworthiness and any resulting nonpayment and/or nonperformance could adversely impact results of operations for our Energy Services segment.  In addition, if any of our Energy Services segment’s customers or counterparties filed for bankruptcy protection, we may not be able to recover amounts owed, which could impact materially and adversely the results of operations for our Energy Services segment.

Increased competition could have a significant adverse financial impact on us.

The natural gas and natural gas liquids industries are expected to remain highly competitive.  The demand for natural gas and NGLs is primarily a function of commodity prices, including prices for alternative energy sources, customer usage rates, weather, economic conditions and service costs.  Our ability to compete also depends on a number of other factors, including competition from other companies for our existing customers, the efficiency, quality and reliability of the services we provide, and competition for throughput at ONEOK Partners’ gathering systems, pipelines, processing plants, fractionators and storage facilities.

We cannot predict when we will be subject to changes in legislation or regulation, nor can we predict the impact of these changes on our financial position, results of operations or cash flows.  There are no assurances that our business will be positioned to effectively compete in the future.

We may not be able to make additional strategic acquisitions.

Our ability to make strategic acquisitions and investments will depend on: (i) the extent to which acquisitions and investment opportunities become available; (ii) our success in bidding for the opportunities that do become available; (iii) regulatory approval, if required, of the acquisitions on favorable terms; and (iv) our access to capital, including our ability to use our equity in acquisitions or investments, and the terms upon which we obtain capital.  If we are unable to make strategic investments and acquisitions, we may be unable to grow.

Acquisitions that appear to be accretive may nevertheless reduce our cash from operations on a per-share basis.

Any acquisition involves potential risks that may include, among other things:
•	inaccurate assumptions about volumes, revenues and costs, including potential synergies;
•	an inability to integrate successfully the businesses we acquire;
•	decrease in our liquidity as a result of our using a significant portion of our available cash or borrowing capacity to finance the acquisition;
•	a significant increase in our interest expense or financial leverage if we incur additional debt to finance the acquisition;
•	the assumption of unknown liabilities for which we are not indemnified, our indemnity is inadequate or our insurance policies may exclude from coverage;
•	an inability to hire, train or retain qualified personnel to manage and operate the acquired business and assets;
•	limitations on rights to indemnity from the seller;
•	inaccurate assumptions about the overall costs of equity or debt;
•	the diversion of management’s and employees’ attention from other business concerns;
•	unforeseen difficulties operating in new product areas or new geographic areas;
•	increased regulatory burdens;
•	customer or key employee losses at an acquired business; and
•	increased regulatory requirements.

If we consummate any future acquisitions, our capitalization and results of operations may change significantly, and investors will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of our resources to future acquisitions.

We may engage in acquisitions, divestitures and other strategic transactions, the success of which may impact our results of operations.

We may engage in acquisitions, divestitures and other strategic transactions.  If we are unable to integrate successfully businesses that we acquire with our existing business, our results of operations may be affected materially and adversely.  Similarly, we may from time to time divest portions of our business, which may also affect materially and adversely our results of operations.

Any reduction in our credit ratings could affect materially and adversely our business, financial condition, liquidity and results of operations.

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

Our established risk-management policies and procedures may not be effective, and employees may violate our risk management policies.

We have developed and implemented a comprehensive set of policies and procedures that involve both our senior management and the Audit Committee of our Board of Directors to assist us in managing risks associated with, among other things, the marketing, trading and risk-management activities associated with our business segments.  Our risk policies and procedures are intended to align strategies, processes, people, information technology and business knowledge so that risk is managed throughout the organization.  As conditions change and become more complex, current risk measures may fail to assess adequately the relevant risk due to changes in the market and the presence of risks previously unknown to us.  Additionally, if employees fail to adhere to our policies and procedures or if our policies and procedures are not effective, potentially because of future conditions or risks outside of our control, we may be exposed to greater risk than we had intended.  Ineffective risk-management policies and procedures or violation of risk-management policies and procedures could have an adverse affect on our earnings, financial position or cash flows.

Our indebtedness could impair our financial condition and our ability to fulfill our obligations.

As of December 31, 2011, we had total indebtedness for borrowed money of approximately $1.8 billion, which excludes the debt of ONEOK Partners.  Our indebtedness could have significant consequences.  For example, it could:
•
make it more difficult for us to satisfy our obligations with respect to our senior notes and our other indebtedness due to the increased debt-service obligations, which could, in turn, result in an event of default on such other indebtedness or our senior notes;

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

We are subject to comprehensive regulation by several federal, state and municipal utility regulatory agencies, which significantly influences our operating environment and our ability to recover our costs from utility customers.  The utility regulatory authorities in Oklahoma, Kansas and Texas regulate many aspects of our utility operations, including customer service and the rates that we can charge customers.  Federal, state and local agencies also have jurisdiction over many of our other activities, including regulation by the FERC of our storage and interstate pipeline assets.  The profitability of our regulated operations is dependent on our ability to pass through costs related to providing energy and other commodities to our customers by filing periodic rate cases.  The regulatory environment applicable to our regulated businesses could impair our ability to recover costs historically absorbed by our customers.

We are unable to predict the impact that the future regulatory activities of these agencies will have on our operating results.  Changes in regulations or the imposition of additional regulations could have an adverse impact on our business, financial condition and results of operations.  Further, the results of our LDCs’ operations could be impacted negatively if the cost recovery mechanisms authorized by our rate cases do not function as anticipated.

The adoption and implementation of new statutory and regulatory requirements for derivative transactions could have an adverse impact on our ability to hedge risks associated with our business and increase the working capital requirements to conduct these activities.

In July 2010, the Dodd-Frank Act was enacted, which provides for new statutory and regulatory requirements for certain swap transactions.  Certain financial transactions will be required to be cleared on exchanges, and cash collateral will be required for these transactions.  However, the Dodd-Frank Act provides for a potential exemption from these clearing and cash collateral requirements for commercial end-users and includes a number of defined terms that will be used in determining how this exemption applies to particular derivative transactions and to the parties to those transactions. Additionally, the Dodd-Frank Act calls for various regulatory agencies, including the SEC and the CFTC, to establish regulations for implementation of many of the provisions of the act.  It also requires the CFTC to establish new position trading limits.

We expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity and interest-rate risks; however, the costs of doing so may increase as a result of the new legislation.  We may also incur additional costs associated with our compliance with the new regulations and anticipated additional record-keeping, reporting and disclosure obligations.  These requirements could affect adversely the liquidity and pricing of derivative contracts making it more difficult to execute our risk-management strategies in the future.  Also, the anticipated increased costs of compliance by dealers and counterparties will likely be passed on to customers, which could decrease the benefits of hedging to us and could reduce our profitability and liquidity.

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

Our business is subject to regulatory oversight and potential penalties.

The natural gas industry historically has been subject to heavy state and federal regulation that extends to many aspects of our businesses and operations, including:
•	rates, operating terms and conditions of service;
•	the types of services we may offer our customers;
•	construction of new facilities;
•	the integrity, safety and security of facilities and operations;
•	acquisition, extension or abandonment of services or facilities;
•	reporting and information posting requirements;
•	maintenance of accounts and records; and
•	relationships with affiliate companies involved in all aspects of the natural gas and energy businesses.

Compliance with these requirements can be costly and burdensome.  Future changes to laws, regulations and policies in these areas may impair our ability to compete for business or to recover costs and may increase the cost and burden of operations.

We cannot guarantee that state or federal regulators will authorize any projects or acquisitions that we may propose in the future.  Moreover, there can be no guarantee that, if granted, any such authorizations will be made in a timely manner or will be free from potentially burdensome conditions.

Failure to comply with all applicable state or federal statutes, rules and regulations and orders, could bring substantial penalties and fines.  For example, under the Energy Policy Act of 2005, the FERC has civil penalty authority under the Natural Gas Act to impose penalties for current violations of up to $1.0 million per day for each violation.

Finally, we cannot give any assurance regarding future state or federal regulations under which we will operate or the effect such regulations could have on our business, financial condition and results of operations.

Demand for services of our Natural Gas Distribution and Energy Services segments and for certain of ONEOK Partners’ products is highly weather sensitive and seasonal.

The demand for natural gas in our Natural Gas Distribution, Energy Services and ONEOK Partners’ segments and for certain of ONEOK Partners’ products, such as propane, is weather sensitive and seasonal, with a significant portion of revenues derived from sales for heating during the winter months.  Weather conditions influence directly the volume of, among other things, natural gas and propane delivered to customers.  Deviations in weather from normal levels and the seasonal nature of certain of our segments’ business can create large variations in earnings and short-term cash requirements.

Compliance with environmental regulations that we are subject to may be difficult and costly.

We are subject to multiple environmental laws and regulations affecting many aspects of present and future operations, including air emissions, water quality, wastewater discharges, solid and hazardous wastes and hazardous material and substance management.  These laws and regulations generally require us to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals.  Failure to comply with these laws, regulations, permits and licenses may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations.  If a leak or spill of hazardous substance occurs from our lines or facilities in the process of transporting natural gas or NGLs or at any facility that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including investigation and clean-up costs, which could affect materially our results of operations and cash flows.  In addition, emission controls required under the federal Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities.  In addition, the EPA issued a rule on air-quality standards, “National Emission Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines,” also known as RICE NESHAP, with a compliance date in 2013.  The rule will require capital expenditures over the next three years for the purchase and installation of new emissions-control equipment.  We do not expect these expenditures to have a material impact on our results of operations, financial position or cash flows.  We cannot assure that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us.  Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from customers, could have a material adverse effect on our business, financial condition and results of operations.  For further discussion on this topic, see Note Q of the Notes to Consolidated Financial Statements in this Annual Report.

We are subject to risks that could limit our access to capital, thereby increasing our costs and affecting adversely our results of operations.

We have grown rapidly in the past as a result of acquisitions.  Future acquisitions may require additional capital.  If we are not able to access capital at competitive rates, our strategy of enhancing the earnings potential of our existing assets, including through acquisitions of complementary assets or businesses, will be affected adversely.  A number of factors could affect adversely our ability to access capital, including: (i) general economic conditions; (ii) capital market conditions; (iii) market prices for natural gas, NGLs and other hydrocarbons; (iv) the overall health of the energy and related industries; (v) our ability to maintain our investment-grade credit ratings; and (vi) our capital structure.  Much of our business is capital intensive, and achievement of our long-term growth targets is dependent, at least in part, upon our ability to access capital at rates and on terms we determine to be attractive.  If our ability to access capital becomes constrained significantly, our interest costs will likely increase and our financial condition and future results of operations could be harmed significantly.

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

We have a defined benefit pension plan for certain employees and postretirement welfare plans that provide postretirement medical and life insurance benefits to certain employees who retire with at least five years of service.  The cost of providing these benefits to eligible current and former employees is subject to changes in the market value of our pension and postretirement benefit plan assets, changing demographics, including longer life expectancy of plan participants and their beneficiaries and changes in health care costs.  For further discussion of our defined benefit pension plan, see Note M of the Notes to Consolidated Financial Statements in this Annual Report.

Any sustained declines in equity markets and reductions in bond yields may have a material adverse effect on the value of our pension and postretirement benefit plan assets.  In these circumstances, additional cash contributions to our pension plans may be required.

Our business could be affected adversely by strikes or work stoppages by our unionized employees.

As of January 31, 2012, 694 of our 4,795 employees were represented by collective bargaining units under collective bargaining agreements.  We are involved periodically in discussions with collective bargaining units representing some of our employees to negotiate or renegotiate labor agreements.  We cannot predict the results of these negotiations, including whether any failure to reach new agreements will have a negative effect on our business, financial condition and results of operations or whether we will be able to reach any agreement with the collective bargaining units.  Any failure to reach agreement on new labor contracts might result in a work stoppage.  Any future work stoppage could, depending on the operations and the length of the work stoppage, have a material adverse effect on our business, financial condition and results of certain operations.

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

We believe it is possible that future governmental legislation and/or regulation may require us either to limit greenhouse gas emissions from our operations or to purchase allowances for such emissions that are actually attributable to our distribution customers or attributable to NGL customers of ONEOK Partners.  However, we cannot predict precisely what form these future regulations will take, the stringency of the regulations, or when they will become effective.  Several legislative bills have been introduced in the United States Congress that would require carbon dioxide emission reductions.  Previously considered proposals have included, among other things, limitations on the amount of greenhouse gases that can be emitted (so called “caps”) together with systems of emissions allowances.  This system could require us to reduce emissions, even though the technology is not currently available for efficient reduction, or to purchase allowances for such emissions.  Emissions also could be taxed independently of limits.

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

Certain of our nonregulated and regulated businesses are exposed to market risk and the impact of market price fluctuations of natural gas, NGLs and crude oil.  Market risk refers to the risk of loss of cash flows and future earnings arising from adverse changes in commodity prices.  Our Energy Services segment’s primary exposures arise from seasonal and locational price differentials and our ability to execute hedges.  Our ONEOK Partners segment’s primary exposures arise from the value of the NGL and natural gas it receives in exchange for the natural gas gathering and processing services it provides; the differentials between commodity prices with respect to its keep-whole contracts and the differentials between NGL and natural gas prices and their impact on our natural gas and NGL transportation, fractionation and exchange throughputs; the differentials between the individual NGL products; differentials between NGL prices at different locations;  the seasonal differentials impacting the volume of natural gas and NGLs stored; and the fuel costs and the value of the retained fuel in-kind in ONEOK Partners’ natural gas pipelines and storage operations.  Our ONEOK Partners and Energy Services segments are also exposed to the risk of changing prices or the cost of transportation resulting from purchasing natural gas or NGLs at one location and selling it at another (referred to as basis risk).  To minimize the risk from market price fluctuations of natural gas, NGLs and crude oil, we use physical forward transactions and commodity derivative instruments such as futures contracts, swaps and options to manage market risk of existing or anticipated purchases and sales of natural gas, NGLs and crude oil.  We adhere to policies and procedures that monitor our exposure to market risk from open positions.  However, we do not hedge fully against commodity price changes, and therefore, we retain some exposure to market risk.  Accordingly, any adverse changes to commodity prices could result in decreased revenue and/or increased costs.

Our Natural Gas Distribution segment uses storage to minimize the volatility of natural gas costs for our customers by storing natural gas in periods of low demand for consumption in peak demand periods.  In addition, various natural gas supply contracts allow us the option to convert index-based purchases to fixed prices.  Also, we use derivative instruments to hedge the cost of anticipated natural gas purchases during the winter heating months to protect customers from upward volatility in the market price of natural gas.

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

Although we control ONEOK Partners, we may have conflicts of interest with ONEOK Partners that could subject us to claims that we have breached our fiduciary duty to ONEOK Partners and its unitholders.

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

There is a growing belief that emissions of greenhouse gases may be linked to global climate change.  Climate change creates physical and financial risk.  Our customers’ energy needs vary with weather conditions, primarily temperature and humidity.  For residential customers, heating and cooling represent their largest energy use.  To the extent weather conditions may be affected by climate change, customers’ energy use could increase or decrease depending on the duration and magnitude of any changes.  Increased energy use due to weather changes may require us to invest in more pipelines and other infrastructure to serve increased demand.  A decrease in energy use due to weather changes may affect our financial condition, through decreased revenues.  Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.  Weather conditions outside of our operating territory could also have an impact on our revenues.  Severe weather impacts our operating territories primarily through hurricanes, thunderstorms, tornadoes and snow or ice storms.  To the extent the frequency of extreme weather events increases, this could increase our cost of providing service.  We may not be able to pass on the higher costs to our customers or recover all the costs related to mitigating these physical risks.  To the extent financial markets view climate change and emissions of greenhouse gases as a financial risk, this could affect negatively our ability to access capital markets or cause us to receive less favorable terms and conditions in future financings.  Our business could be affected by the potential for lawsuits against greenhouse gas emitters, based on links drawn between greenhouse gas emissions and climate change.

Both our and ONEOK Partners’ operations are subject to operational hazards and unforeseen interruptions, which could affect materially and adversely our and ONEOK Partners’ business and for which neither we nor ONEOK Partners may be insured adequately.

Our and ONEOK Partners’ operations are subject to all of the risks and hazards typically associated with the operation of natural gas and natural gas liquids gathering, transportation and distribution pipelines, storage facilities and processing and fractionation plants.  Operating risks include, but are not limited to, leaks, pipeline ruptures, the breakdown or failure of equipment or processes, and the performance of pipeline facilities below expected levels of capacity and efficiency.  Other operational hazards and unforeseen interruptions include adverse weather conditions, accidents, explosions, fires, the collision of equipment with our or ONEOK Partners’ pipeline facilities (for example, this may occur if a third party were to perform excavation or construction work near our or ONEOK Partners’ facilities) and catastrophic events such as tornados, hurricanes, earthquakes, floods or other similar events beyond our or ONEOK Partners’ control.  It is also possible that our or ONEOK Partners’ facilities could be direct targets or indirect casualties of an act of terrorism.  A casualty occurrence might result in injury or loss of life, extensive property damage or environmental damage.  Liabilities incurred and interruptions to the operations of our or ONEOK Partners’ pipelines or other facilities caused by such an event could reduce revenues generated by us or ONEOK Partners and increase expenses, thereby impairing our or ONEOK Partners’ ability to meet our respective obligations.  Insurance proceeds may not be adequate to cover all liabilities or expenses incurred or revenues lost, and neither we nor ONEOK Partners are fully insured against all risks inherent in our respective businesses.

As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage.  Consequently, neither we nor ONEOK Partners may be able to renew existing insurance policies or purchase other desirable insurance on commercially reasonable terms, if at all.  If either we or ONEOK Partners were to incur a significant liability for which either we or ONEOK Partners was not insured fully, it could have a material adverse effect on our or ONEOK Partners’ financial position and results of operations.  Further, the proceeds of any such insurance may not be paid in a timely manner and may be insufficient if such an event were to occur.

Our use of financial instruments to hedge market risk may result in reduced income.

We utilize financial instruments to mitigate our exposure to commodity price and interest-rate fluctuations.  Hedging arrangements that are used to reduce our exposure to commodity price fluctuations may limit the benefit we would otherwise receive if market prices for natural gas, crude oil and NGLs exceed the stated price in the hedge instrument for these commodities.  Hedging instruments that are used to reduce our exposure to interest-rate fluctuations could expose us to risk of financial loss where we have contracted for variable-rate swap instruments to hedge fixed-rate instruments and the variable rate exceeds the fixed rate.  In addition, these hedging arrangements may limit the benefit we would otherwise receive if we had contracted for fixed-rate swap agreements to hedge variable-rate instruments and the variable rate falls below the fixed rate.

A failure in our operational systems or cyber security attacks on any of our facilities, or those of third parties, may affect adversely our financial results.

Our businesses are dependent upon our operational systems to process a large amount of data and complex transactions.  If any of our financial, operational, or other data processing systems fail or have other significant shortcomings, our financial results could be affected adversely.  Our financial results could also be affected adversely if an employee causes our operational systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our operational systems.  In addition, dependence upon automated systems may further increase the risk that operational system flaws, employee tampering or manipulation of those systems will result in losses that are difficult to detect.

Due to increased technology advances, we have become more reliant on technology to help increase efficiency in our businesses.  We use computer programs to help run our financial and operations sectors, and this may subject our business to increased risks.  Any future cyber security attacks that affect our facilities, our customers and any financial data could have a material adverse on our businesses.  In addition, cyber attacks on our customer and employee data may result in a financial loss and may impact negatively our reputation.

Third-party systems on which we rely could also suffer operational system failure.  Any of these occurrences could disrupt one or more of our businesses, result in potential liability or reputational damage or otherwise have an adverse affect on our financial results.

Increases in interest rates could affect adversely our business.

We use both fixed- and variable-rate debt, and we are exposed to market risk due to the floating interest rates on our short-term borrowings.  From time to time we use interest-rate derivatives to hedge interest obligations on specific debt issuances, including anticipated debt issuances.  These hedges may be ineffective, and our results of operations, cash flows and financial position could be affected adversely by significant increases in interest rates above current levels.

We do not own all of the land on which our pipelines and facilities are located, and we lease certain facilities and equipment, which could disrupt our operations.

We do not own all of the land on which certain of our pipelines and facilities are located, and are, therefore, subject to the risk of increased costs to maintain necessary land use.  We obtain the rights to construct and operate certain of our pipelines and related facilities on land owned by third parties and governmental agencies for a specific period of time.  Our loss of these rights, through our inability to renew right-of-way contracts on acceptable terms or increased costs to renew such rights, could have a material adverse effect on our financial condition, results of operations and cash flows.

A shortage of skilled labor may make it difficult for us to maintain labor productivity and competitive costs, which could affect operations and cash flows available for distribution.

Our operations require skilled and experienced workers with proficiency in multiple tasks.  In recent years, a shortage of workers trained in various skills associated with the midstream energy business has caused us to conduct certain operations without full staff, thus hiring outside resources, which may decrease productivity and increase costs.  This shortage of trained workers is the result of experienced workers reaching retirement age, and increased competition for workers in certain areas, combined with the difficulty of attracting new workers to the midstream energy industry.  This shortage of skilled labor could continue over an extended period.  If the shortage of experienced labor continues or worsens, it could have an adverse impact on labor productivity and costs and our ability to expand production in the event there is an increase in the demand for our products and services, which could adversely affect operations and cash flows available for distribution to unitholders.

Pipeline-integrity programs and repairs may impose significant costs and liabilities.

Pursuant to a United States Department of Transportation rule, pipeline operators are required to develop integrity-management programs for intrastate and interstate natural gas and natural gas liquids pipelines that could affect high-consequence areas in the event of a release of product.  As defined by applicable regulations, high-consequence areas include areas near the route of a pipeline with high population densities, facilities occupied by persons of limited mobility or indoor or outdoor areas where at least twenty people gather periodically.  The rule requires operators to identify to pipeline segments that could impact a high-consequence area; improve data collection, integration and characterization of threats applicable to each segment, implement preventive and mitigating actions, perform ongoing assessments of pipeline integrity and repair and remediate as necessary.  These testing programs could cause us and ONEOK Partners to incur significant capital and operating expenditures to make repairs or remediate, as well as initiate preventive or mitigating actions that are determined to be necessary.

We are subject to strict regulations at many of our facilities regarding employee safety, and failure to comply with these regulations could affect adversely financial results.

The workplaces associated with our facilities are subject to the requirements of OSHA and comparable state statutes that regulate the protection of the health and safety of workers.  The failure to comply with OSHA requirements or general industry standards, including keeping adequate records or occupational exposure to regulated substances could expose us to civil or criminal liability, enforcement actions, and regulatory fines and penalties and could have a material adverse effect on our business, financial position, results of operations and cash flow.

Measurement adjustments on our pipeline system can be impacted materially by changes in estimation, type of commodity and other factors.

Natural gas and natural gas liquids measurement adjustments occur as part of the normal operating conditions associated with our assets.  The quantification and resolution of measurement adjustments are complicated by several factors including: (1) the significant quantities (i.e., thousands) of measurement meters that we use throughout our natural gas systems; (2) varying qualities of natural gas in the streams gathered and processed and the mixed nature of NGLs gathered and fractionated through ONEOK Partners’ systems; and (3) variances in measurement that are inherent in metering technologies.  Each of these factors may contribute to measurement adjustments that can occur on our systems, which could affect negatively our earnings and cash flows.

ADDITIONAL RISK FACTORS RELATED TO ONEOK PARTNERS’ BUSINESS

The volatility of natural gas, crude oil and NGL prices could affect adversely ONEOK Partners’ cash flow.

A significant portion of ONEOK Partners’ revenues are derived from the sale of commodities that are received as payment for natural gas gathering and processing services, for the transportation and storage of natural gas, and for the sale of purity NGL products in ONEOK Partners’ natural gas liquids business.  Commodity prices have been volatile and are likely to continue to be so in the future.  The prices ONEOK Partners receives for its commodities are subject to wide fluctuations in response to a variety of factors beyond ONEOK Partners’ control, including, but not limited to, the following:
•	overall domestic and global economic conditions;
•	relatively minor changes in the supply of, and demand for, domestic and foreign energy;
•	market uncertainty;
•	the availability and cost of third-party transportation, natural gas processing and natural gas liquids fractionation capacity;
•	the level of consumer product demand;
•	geopolitical conditions impacting supply and demand for natural gas, NGLs and crude oil;
•	weather conditions;
•	domestic and foreign governmental regulations and taxes;
•	the price and availability of alternative fuels;
•	speculation in the commodity futures markets;
•	overall domestic and global economic conditions;
•	the price of natural gas, crude oil, NGL and liquefied natural gas imports and exports;
•	the effect of worldwide energy conservation measures; and
•	the impact of new supplies, new pipelines, processing and fractionation facilities on location price differentials.

These external factors and the volatile nature of the energy markets make it difficult to estimate reliably future prices of commodities and the impact commodity price fluctuations have on our customers and their need for our services.  As commodity prices decline, ONEOK Partners is paid less for its commodities, thereby reducing its cash flow.  In addition, production could also decline.

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

Growing ONEOK Partners’ business by constructing new pipelines and plants or making modifications to its existing facilities subjects ONEOK Partners to construction risks and supply risks should adequate natural gas or NGL supplies be unavailable upon completion of the facilities.

One of the ways ONEOK Partners intends to grow its business is through the construction of new pipelines and new gathering, processing, storage and fractionation facilities and through modifications to ONEOK Partners’ existing pipelines and existing gathering, processing, storage and fractionation facilities.  The construction and modification of pipelines and gathering, processing, storage and fractionation facilities may require significant capital expenditures, which may exceed ONEOK Partners’ estimates, and involves numerous regulatory, environmental, political, legal and weather-related uncertainties.  Construction projects in ONEOK Partners’ industry may increase demand for labor, materials and rights of way, which, may, in turn, impact ONEOK Partners’ costs and schedule.  If ONEOK Partners undertakes these projects, it may not be able to complete them on schedule or at the budgeted cost.  Additionally, ONEOK Partners’ revenues may not increase immediately upon the expenditure of funds on a particular project.  For instance, if ONEOK Partners builds a new pipeline, the construction will occur over an extended period of time, and ONEOK Partners will not receive any material increases in revenues until after completion of the project.  ONEOK Partners may have only limited natural gas or NGL supplies committed to these facilities prior to their construction.  Additionally, ONEOK Partners may construct facilities to capture anticipated future growth in production in a region in which anticipated production growth does not materialize.  ONEOK Partners may also rely on estimates of proved reserves in its decision to construct new pipelines and facilities, which may prove to be inaccurate because there are numerous uncertainties inherent in estimating quantities of proved reserves.  As a result, new facilities may not be able to attract enough natural gas or NGLs to achieve ONEOK Partners’ expected investment return, which could affect materially and adversely ONEOK Partners’ results of operations and financial condition.

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

If production from the Western Canada Sedimentary Basin remains flat or declines, and demand for natural gas from the Western Canada Sedimentary Basin is greater in market areas other than the Midwestern United States, demand for ONEOK Partners’ interstate gas transportation services could decrease significantly.

ONEOK Partners depends on natural gas supply from the Western Canada Sedimentary Basin for some of ONEOK Partners’ interstate pipelines, primarily Viking Gas Transmission and ONEOK Partners’ investment in Northern Border Pipeline, that transport Canadian natural gas from the Western Canada Sedimentary Basin to the Midwestern United States market area.  If demand for natural gas increases in Canada or other markets not served by ONEOK Partners’ interstate pipelines and/or production remains flat or declines, demand for transportation service on ONEOK Partners’ interstate natural gas pipelines could decrease significantly, which could impact adversely ONEOK Partners’ results of operations and cash flows available for distributions.

ONEOK Partners’ regulated pipelines’ transportation rates are subject to review and possible adjustment by federal and state regulators.

Under the Natural Gas Act, which is applicable to interstate natural gas pipelines, and the Interstate Commerce Act, which is applicable to crude oil and natural gas liquids pipelines, ONEOK Partners’ interstate transportation rates, which are regulated by the FERC, must be just and reasonable and not unduly discriminatory.

Shippers may protest ONEOK Partners’ pipeline tariff filings, and the FERC and/or state regulatory agencies may investigate tariff rates.  Further, the FERC may order refunds of amounts collected under newly filed rates that are determined by the FERC to be in excess of a just and reasonable level. In addition, shippers may challenge by complaint the lawfulness of tariff rates that have become final and effective.  The FERC and/or state regulatory agencies may also investigate tariff rates absent shipper complaint.  Any finding that approved rates exceed a just and reasonable level on the natural gas pipelines would take effect prospectively.  In a complaint proceeding challenging natural gas liquids pipeline rates, if the FERC determines existing rates exceed a just and reasonable level, it could require the payment of reparations to complaining shippers for up to two years prior to the complaint.  Any such action by the FERC or a comparable action by a state regulatory agency could affect adversely ONEOK Partners’ pipeline businesses’ ability to charge rates that would cover future increases in costs, or even to continue to collect rates that cover current costs and provide for a reasonable return.  We can provide no assurance that ONEOK Partners’ pipeline systems will be able to recover all of their costs through existing or future rates.

ONEOK Partners’ regulated pipeline companies have recorded certain assets that may not be recoverable from its customers.

Accounting policies for FERC-regulated companies permit certain assets that result from the regulated ratemaking process to be recorded on ONEOK Partners’ balance sheet that could not be recorded under GAAP for nonregulated entities.  ONEOK Partners considers factors such as regulatory changes and the impact of competition to determine the probability of future recovery of these assets.  If ONEOK Partners determines future recovery is no longer probable, ONEOK Partners would be required to write off the regulatory assets at that time.

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

•	the federal Resource Conservation and Recovery Act and analogous state laws that impose requirements for the handling and discharge of solid and hazardous waste from ONEOK Partners’ facilities; and
•	the EPA has issued a rule on air-quality standards, known as RICE NESHAP, with a compliance date in 2013.

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

There is an inherent risk of incurring environmental costs and liabilities in ONEOK Partners’ business due to its handling of the products it gathers, transports, processes and stores, air emissions related to its operations, past industry operations and waste disposal practices, some of which may be material.  Private parties, including the owners of properties through which ONEOK Partners’ pipeline systems pass, may have the right to pursue legal actions to enforce compliance as well as to seek damages for noncompliance with environmental laws and regulations or for personal injury or property damage arising from ONEOK Partners’ operations.  Some sites ONEOK Partners operates are located near current or former third-party hydrocarbon storage and processing operations, and there is a risk that contamination has migrated from those sites to ONEOK Partners’ sites.  In addition, increasingly strict laws, regulations and enforcement policies could increase significantly ONEOK Partners’ compliance costs and the cost of any remediation that may become necessary, some of which may be material.  Additional information is included under Item 1, Business under “Environmental and Safety Matters” and in Note Q of the Notes to Consolidated Financial Statements in this Annual Report.

ONEOK Partners’ insurance may not cover all environmental risks and costs or may not provide sufficient coverage in the event an environmental claim is made against ONEOK Partners.  ONEOK Partners’ business may be affected materially and adversely by increased costs due to stricter pollution-control requirements or liabilities resulting from noncompliance with required operating or other regulatory permits.  New environmental regulations might also materially adversely affect ONEOK Partners’ products and activities, and federal and state agencies could impose additional safety requirements, all of which could affect materially ONEOK Partners’ profitability.

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

ONEOK Partners is subject to the risk of loss resulting from nonpayment and/or nonperformance by ONEOK Partners’ customers or counterparties.  ONEOK Partners’ customers or counterparties may experience rapid deterioration of their financial condition as a result of changing market conditions or financial difficulties that could impact their creditworthiness or ability to pay ONEOK Partners for its services.  ONEOK Partners assesses the creditworthiness of its customers or counterparties and obtains collateral as it deems appropriate.  If ONEOK Partners fails to assess adequately the creditworthiness of existing or future customers or counterparties, unanticipated deterioration in their creditworthiness and any resulting nonpayment and/or nonperformance could adversely impact ONEOK Partners’ results of operations.  In addition, if any of ONEOK Partners’ customers or counterparties files for bankruptcy protection, this could have a material negative impact on ONEOK Partners’ results of operations.

Any reduction in ONEOK Partners’ credit ratings could affect materially and adversely its business, financial condition, liquidity and results of operations.

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

The indentures governing ONEOK Partners’ senior notes include an event of default upon the acceleration of other indebtedness of $100 million or more.  Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of ONEOK Partners’ outstanding senior notes to declare those senior notes immediately due and payable in full.  ONEOK Partners may not have sufficient cash on hand to repurchase and repay any accelerated senior notes, which may cause ONEOK Partners to borrow money under its credit facilities or seek alternative financing sources to finance the repurchases and repayment.  ONEOK Partners could also face difficulties accessing capital or its borrowing costs could increase, impacting its ability to obtain financing for acquisitions or capital expenditures, to refinance indebtedness and to fulfill its debt obligations.

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

Increased regulation of exploration and production activities, including hydraulic fracturing, could result in reductions or delays in drilling and completing new oil and natural gas wells, which could impact adversely ONEOK Partners’ revenues by decreasing the volumes of unprocessed natural gas transported on its or its joint ventures natural gas pipelines.

The natural gas industry is relying increasingly on natural gas supplies from unconventional sources, such as shale, tight sands and coal-bed methane gas.  Natural gas extracted from these sources frequently requires hydraulic fracturing, which involves the pressurized injection of water, sand, and chemicals into the geologic formation to stimulate natural gas production.  Recently, there have been initiatives at the federal and state levels to regulate or otherwise restrict the use of hydraulic fracturing, and several states have adopted regulations that impose more stringent permitting, disclosure and well-completion requirements on hydraulic fracturing operations.  Legislation or regulations placing restrictions on hydraulic fracturing activities could impose operational delays, increased operating costs and additional regulatory burdens on exploration and production operators, which could reduce their production of unprocessed natural gas and, in turn, adversely affect ONEOK Partners’ revenues and results of operations by decreasing the volumes of unprocessed natural gas gathered, treated, processed and transported on ONEOK Partners’ or its joint ventures’ natural gas pipelines, several of which gather unprocessed natural gas from areas where the use of hydraulic fracturing is prevalent.

Continued development of new supply sources could impact demand.

The discovery of nontraditional natural gas production areas nearer to certain of the market areas that we serve may compete with natural gas originating in production areas connected to our systems.  For example, the Marcellus Shale in Pennsylvania, New York, West Virginia and Ohio, may cause natural gas in supply areas connected to our systems to be diverted to markets other than our traditional market areas and may affect capacity utilization adversely on our pipeline systems and our ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows.  In addition, supply volumes from these nontraditional natural gas production areas may compete with and displace volumes from the Mid-Continent, Rocky Mountains and Canadian supply sources in certain of our markets.  The displacement of natural gas originating in supply areas connected to our pipeline systems by these new supply sources that are closer to the end-use markets could result in lower transportation revenues, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

An impairment of goodwill, long-lived assets, including intangible assets, and equity-method investments could reduce our earnings.

Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets. GAAP require us to test goodwill and intangible assets with indefinite useful lives for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired.  Long-lived assets, including intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  For the investments we account for under the equity method, the impairment test considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary.  If we determine that an impairment is indicated, we would be required to take an immediate noncash charge to earnings with a correlative effect on equity and balance sheet leverage as measured by debt to total capitalization.

A court may use fraudulent conveyance considerations to avoid or subordinate ONEOK Partners Intermediate Limited Partnership’s guarantee of certain of ONEOK Partners’ senior notes.

Various applicable fraudulent conveyance laws have been enacted for the protection of creditors.  A court may use fraudulent conveyance laws to subordinate or avoid the guarantee of certain of ONEOK Partners’ senior notes issued by ONEOK Partners Intermediate Limited Partnership.  It is also possible that under certain circumstances, a court could hold that the direct obligations of the Intermediate Partnership could be superior to the obligations under that guarantee.

A court could avoid or subordinate the Intermediate Partnership’s guarantee of certain of ONEOK Partners’ senior notes in favor of the Intermediate Partnership’s other debts or liabilities to the extent that the court determined either of the following were true at the time the Intermediate Partnership issued the guarantee:
•
the Intermediate Partnership incurred the guarantee with the intent to hinder, delay or defraud any of its present or future creditors or the Intermediate Partnership contemplated insolvency with a design to favor one or more creditors to the total or partial exclusion of others; or

•	the Intermediate Partnership did not receive fair consideration or reasonable equivalent value for issuing the guarantee and, at the time it issued the guarantee, the Intermediate Partnership:
-	was insolvent or rendered insolvent by reason of the issuance of the guarantee;

-	was engaged or about to engage in a business or transaction for which its remaining assets constituted unreasonably small capital; or
-	intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they matured.

The measure of insolvency for purposes of the foregoing will vary depending upon the law of the relevant jurisdiction. Generally, however, an entity would be considered insolvent for purposes of the foregoing if:
•	the sum of its debts, including contingent liabilities, were greater than the fair saleable value of all of its assets at a fair valuation;
•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.

Among other things, a legal challenge of the Intermediate Partnership’s guarantee of certain of ONEOK Partners’ senior notes on fraudulent conveyance grounds may focus on the benefits, if any, realized by the Intermediate Partnership as a result of ONEOK Partners’ issuance of such senior notes.  To the extent the Intermediate Partnership’s guarantee of certain of ONEOK Partners’ senior notes is avoided as a result of fraudulent conveyance or held unenforceable for any other reason, the holders of such senior notes would cease to have any claim in respect of the guarantee.

ONEOK Partners may be unable to cause its joint ventures to take or not to take certain actions unless some or all of its joint-venture participants agree.

ONEOK Partners participates in several joint ventures.  Due to the nature of some of these arrangements, each participant in these joint ventures has made substantial investments in the joint venture and, accordingly, has required that the relevant charter documents contain certain features designed to provide each participant with the opportunity to participate in the management of the joint venture and to protect its investment, as well as any other assets which may be substantially dependent on or otherwise affected by the activities of that joint venture.  These participation and protective features customarily include a corporate governance structure that requires at least a majority-in-interest vote to authorize many basic activities and requires a greater voting interest (sometimes up to 100 percent) to authorize more significant activities.  Examples of these more significant activities are large expenditures or contractual commitments, the construction or acquisition of assets, borrowing money or otherwise raising capital, transactions with affiliates of a joint-venture participant, litigation and transactions not in the ordinary course of business, among others.  Thus, without the concurrence of joint-venture participants with enough voting interests, ONEOK Partners may be unable to cause any of its joint ventures to take or not to take certain actions, even though those actions may be in the best interest of ONEOK Partners or the particular joint venture.

Moreover, any joint-venture owner generally may sell, transfer or otherwise modify its ownership interest in a joint venture, whether in a transaction involving third parties or the other joint-venture owners.  Any such transaction could result in ONEOK Partners being required to partner with different or additional parties.

ONEOK Partners’ operating cash flow is derived partially from cash distributions it receives from its unconsolidated affiliates.

ONEOK Partners’ operating cash flow is derived partially from cash distributions it receives from its unconsolidated affiliates, as discussed in Note O of the Notes to Consolidated Financial Statements.  The amount of cash that ONEOK Partners’ unconsolidated affiliates can distribute principally depends upon the amount of cash flow these affiliates generate from their respective operations, which may fluctuate from quarter to quarter.  ONEOK Partners does not have any direct control over the cash distribution policies of its unconsolidated affiliates.  This lack of control may contribute to ONEOK Partners’ not having sufficient available cash each quarter to continue paying distributions at its current levels.

Additionally, the amount of cash that ONEOK Partners has available for cash distribution depends primarily upon its cash flow, including cash flow from financial reserves and working capital borrowings, and is not solely a function of profitability, which will be affected by noncash items such as depreciation, amortization and provisions for asset impairments. As a result, ONEOK Partners may be able to make cash distributions during periods when it records losses and may not be able to make cash distributions during periods when it records net income.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                      PROPERTIES

DESCRIPTION OF PROPERTIES

ONEOK Partners

Property - Our ONEOK Partners segment owns the following assets:
•	approximately 10,300 miles and 5,600 miles of natural gas gathering pipelines in the Mid-Continent and Rocky Mountain regions, respectively;
•
nine natural gas processing plants, with approximately 645 MMcf/d of processing capacity, in the Mid-Continent region, and five natural gas processing plants, with approximately 215 MMcf/d of processing capacity, in the Rocky Mountain region;

•	approximately 24 MBbl/d of natural gas liquids fractionation capacity at various natural gas processing plants in the Mid-Continent and Rocky Mountain regions;
•	approximately 1,500 miles of FERC-regulated interstate natural gas pipelines with approximately 3.1 Bcf/d of peak transportation capacity;
•	approximately 5,600 miles of intrastate natural gas gathering and state-regulated intrastate transmission pipelines with approximately 3.4 Bcf/d of peak transportation capacity;
•	approximately 51.7 Bcf of total active working natural gas storage capacity;
•	approximately 2,500 miles of natural gas liquids gathering pipelines with peak gathering capacity of approximately 629 MBbl/d;
•	approximately 160 miles of natural gas liquids distribution pipelines with approximately 66 MBbl/d of peak transportation capacity;
•	two natural gas liquids fractionators with approximately 260 MBbl/d of combined operating capacity, which are located in Oklahoma and Kansas;
•	a natural gas liquids fractionator with operating capacity of 150 MBbl/d located at the Bushton facility in Kansas, portion of which prior to June 30, 2011, was leased through an affiliate;
•	80-percent ownership interest in one natural gas liquids fractionator in Texas with ONEOK Partners’ proportional share of operating capacity of approximately 128 MBbl/d;
•	interest in one natural gas liquids fractionator in Kansas with ONEOK Partners’ proportional share of operating capacity of approximately 11 MBbl/d;
•	one isomerization unit in Kansas with 9 MBbl/d of operating capacity;
•	six natural gas liquids storage facilities and other leased facilities in Oklahoma, Kansas and Texas with approximately 23.2 MMBbl of total operating underground NGL storage capacity;
•	approximately 780 miles of FERC-regulated natural gas liquids gathering pipelines with approximately 213 MBbl/d of peak capacity;
•	approximately 3,500 miles of FERC-regulated natural gas liquids and refined petroleum products distribution pipelines with approximately 708 MBbl/d of peak capacity;
•	eight natural gas liquids product terminals in Missouri, Nebraska, Iowa and Illinois; and
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

Utilization - The utilization rates for ONEOK Partners’ various assets for 2011 and 2010 were as follows:
•	natural gas processing plants were approximately 71 percent and 69 percent utilized, respectively;
•	natural gas pipelines were approximately 83 percent and 87 percent subscribed, respectively, and storage facilities were fully subscribed both years;
•	non-FERC-regulated natural gas liquids pipelines were approximately 71 percent and 56 percent subscribed, respectively;

•	average contracted natural gas liquids storage volumes were approximately 63 percent and 64 percent of storage capacity, respectively;
•	natural gas liquids fractionators were approximately 89 percent and 93 percent utilized, respectively;
•	FERC-regulated natural gas liquids gathering pipelines were approximately 97 percent and 70 percent utilized, respectively; and
•	FERC-regulated natural gas liquids distribution pipelines were approximately 65 percent and 63 percent utilized, respectively.

ONEOK Partners calculates utilization on its assets using a weighted-average approach, adjusting for the dates that assets were placed in service.  The utilization rate of ONEOK Partners’ FERC-regulated natural gas liquids gathering pipelines reflect Overland Pass Pipeline and its related lateral pipelines until Overland Pass Pipeline Company was deconsolidated in September 2010.  The utilization rate of ONEOK Partners’ fractionation facilities reflects leased capacity and the approximate proportional capacity associated with ONEOK Partner’s ownership interests.

Natural Gas Distribution

Property - We own approximately 18,600 miles of pipeline and other natural gas distribution facilities in Oklahoma; approximately 12,800 miles of pipeline and other natural gas distribution facilities in Kansas; and approximately 9,800 miles of pipeline and other natural gas distribution facilities in Texas.  In addition, we have 39.3 Bcf of natural gas storage capacity under lease with maximum withdrawal capacity of approximately 1.0 Bcf/d.

Energy Services

Property - Our total natural gas storage capacity under lease is 75.6 Bcf, with maximum withdrawal capability of 2.4 Bcf/d and maximum injection capability of 1.3 Bcf/d.  At December 31, 2011, our natural gas transportation capacity was 1.2 Bcf/d, of which 1.1 Bcf/d was contracted under long-term natural gas transportation contracts.  Our contracted storage and transportation capacity connects major supply and demand centers throughout the United States and into Canada.  We have 22 different storage leases throughout the United States.

Other

Property - We own the 17-story ONEOK Plaza office building, with approximately 517,000 square feet of net rentable space, and an associated parking garage.

ITEM 3.                      LEGAL PROCEEDINGS

Thomas F. Boles, et al. v. El Paso Corporation, et al. (f/k/a Will Price, et al. v. Gas Pipelines, et al.,  f/k/a Quinque Operating Company, et al. v. Gas Pipelines, et al.), 26th Judicial District, District Court of Stevens County, Kansas, Civil Department, Case No. 99C30 (“Boles I”). Plaintiffs brought suit on May 28, 1999, against us and our division, Oklahoma Natural Gas, four subsidiaries of ONEOK Partners, Mid-Continent Market Center, L.L.C., ONEOK Field Services Company, L.L.C., ONEOK WesTex Transmission, L.L.C. and ONEOK Hydrocarbon, L.P. (formerly Koch Hydrocarbon, LP, successor to Koch H`ydrocarbon Company), as well as approximately 225 other defendants.  Plaintiffs sought class certification for their claims for monetary damages, alleging that the defendants had underpaid gas producers and royalty owners throughout the United States by intentionally understating both the volume and the heating content of purchased gas.  After extensive briefing and a hearing, the Court refused to certify the class sought by plaintiffs. Plaintiffs then filed an amended petition limiting the purported class to gas producers and royalty owners in Kansas, Colorado and Wyoming and limiting the claim to undermeasurement of volumes.  On September 18, 2009, the Court denied the plaintiffs' motions for class certification, which, in effect, limits the named plaintiffs to pursuing individual claims against only those defendants who purchased or measured their gas.  The plaintiffs’ motion for reconsideration of the Court’s denial of class certification was denied on March 31, 2010.  This case continues but is now limited to the individual claims of the two named plaintiffs.

Thomas F. Boles, et al. v. El Paso Corporation, et al. (f/k/a Will Price and Stixon Petroleum, et al. v. Gas Pipelines, et al.), 26th Judicial District, District Court of Stevens County, Kansas, Civil Department, Case No. 03C232 (“Boles II”).  This action was filed by the plaintiffs on May 12, 2003, after the Court denied class status in Boles I. Plaintiffs are seeking monetary damages based upon a claim that 21 groups of defendants, including us and our division, Oklahoma Natural Gas, four subsidiaries of ONEOK Partners, Mid-Continent Market Center, L.L.C., ONEOK Field Services Company, L.L.C., ONEOK WesTex Transmission, L.L.C. and ONEOK Hydrocarbon, L.P. (formerly Koch Hydrocarbon, LP, successor to Koch Hydrocarbon Company), intentionally underpaid gas producers and royalty owners by understating the heating content of purchased gas in Kansas, Colorado and Wyoming.  Boles II has been consolidated with Boles I for the determination of whether either or both cases may be certified properly as class actions.  On September 18, 2009, the Court denied the plaintiffs' motions for class certification, which, in effect, limits the named plaintiffs to pursuing individual claims against only those defendants who purchased or measured their gas.  The plaintiffs’ motion for reconsideration of the Court’s denial of class certification was denied on March 31, 2010.  This case continues but is now limited to the individual claims of the two named plaintiffs.

Gas Index Pricing Litigation:  We, ONEOK Energy Services Company, L.P. (“OESC”) and one other affiliate are defending, either individually or together, against the following lawsuits that claim damages resulting from the alleged market manipulation or false reporting of prices to gas index publications by us and others:  Sinclair Oil Corporation v. ONEOK Energy Services Corporation, L.P., et al. (filed in the United States District Court for the District of Wyoming in September 2005, transferred to MDL-1566 in the United States District Court for the District of Nevada); Reorganized FLI, Inc. (formerly J.P. Morgan Trust Company) v. ONEOK, Inc., et al. (filed in the District Court of Wyandotte County, Kansas, in October 2005, transferred to MDL-1566 in the United States District Court for the District of Nevada); Learjet, Inc., et al. v. ONEOK, Inc., et al. (filed in the District Court of Wyandotte, Kansas, in November 2005, transferred to MDL-1566 in the United States District Court for the District of Nevada); Breckenridge Brewery of Colorado, LLC, et al. v. ONEOK, Inc., et al. (filed in the District Court of Denver County, Colorado, in May 2006, transferred to MDL-1566 in the United States District Court for the District of Nevada); Arandell Corporation, et al. v. Xcel Energy, Inc., et al. (filed in the Circuit Court for Dane County, Wisconsin, in December 2006, transferred to MDL-1566 in the United States District Court for the District of Nevada); Heartland Regional Medical Center, et al. v. ONEOK, Inc., et al. (filed in the Circuit Court of Buchanan County, Missouri, in March 2007, transferred to MDL-1566 in the United States District Court for the District of Nevada); NewPage Wisconsin System v. CMS Energy Resource Management Company, et al. (filed in the Circuit Court for Wood County, Wisconsin, in March 2009, transferred to MDL-1566 in the United States District Court for the District of Nevada and now consolidated with the Arandell case).  In each of these lawsuits, the plaintiffs allege that we, OESC and one other affiliate and approximately ten other energy companies and their affiliates engaged in an illegal scheme to inflate natural gas prices by providing false information to gas price index publications.  All of the complaints arise out of a CFTC investigation into and reports concerning false gas price index-reporting or manipulation in the energy marketing industry during the years from 2000 to 2002.

On July 18, 2011, the trial court granted judgments in favor of ONEOK, Inc., OESC and other unaffiliated entities in the following cases: Reorganized FLI, Learjet, Arandell, Heartland, and NewPage.  A final judgment in favor of all defendants was also granted in the Breckenridge case.  The court also granted a final judgment in favor of OESC on all state law claims asserted in the Sinclair case.   The plaintiffs in those cases case have appealed the judgments entered by the trial court to the United States Court of Appeals for the Ninth Circuit.  All of the appeals have been consolidated for briefing purposes by the Ninth Circuit.  On August 18, 2011, the trial court entered an order approving a stipulation by the plaintiffs and our affiliate, Kansas Gas Marketing Company (“KGMC”), for a dismissal without prejudice of the plaintiffs’ claims against KGMC in the Learjet and Heartland cases.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION AND HOLDERS

Our common stock is listed on the NYSE under the trading symbol “OKE.”  The corporate name ONEOK is used in newspaper stock listings.  The following table sets forth the high and low closing prices of our common stock for the periods indicated:

	Year Ended		Year Ended
	December 31, 2011		December 31, 2010
	High	Low	High	Low
First Quarter	$66.88	$55.38	$47.15	$40.62
Second Quarter	$74.01	$64.23	$50.72	$42.00
Third Quarter	$75.95	$59.31	$47.91	$42.29
Fourth Quarter	$86.70	$64.21	$55.69	$45.64

At February 14, 2012, there were 14,583 holders of record of our 103,893,790 outstanding shares of common stock.

DIVIDENDS

The following table sets forth the quarterly dividends declared and paid per share of our common stock during the periods indicated:

	Years Ended December 31,
	2011	2010	2009
First Quarter	$0.52	$0.44	$0.40
Second Quarter	$0.52	$0.44	$0.40
Third Quarter	$0.56	$0.46	$0.42
Fourth Quarter	$0.56	$0.48	$0.42
Total	$2.16	$1.82	$1.64

In January 2012, we declared a dividend of $0.61 per share ($2.44 per share on an annualized basis) for the fourth quarter of 2011, which was paid on February 14, 2012, to shareholders of record as of January 31, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information relating to our purchases of our common stock for the periods shown:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Be Purchased Under the Plans or Programs

October 1-31, 2011	6,660	$28.15	-
November 1-30, 2011	5,744	$18.10	-
December 1-31, 2011	-	-	-
Total	12,404	$23.49	-	$450,000,000	(b)
(a) - Includes shares withheld pursuant to attestation of ownership and deemed tendered to us in connection with the exercise of stock options under the ONEOK, Inc. Long-Term Incentive Plan.
(b) - The maximum approximate dollar value of shares that may yet be purchased pursuant to our approximately $750 million stock repurchase program that was announced on October 21, 2010, subject to the limitation that purchases will not exceed
$300 million in any one calendar year. The program will terminate upon the completion of the repurchase of $750 million of common stock or on December 31, 2013, whichever occurs first.

EMPLOYEE STOCK AWARD PROGRAM

Under our Employee Stock Award Program, we issued, for no monetary consideration, to all eligible employees one share of our common stock when the per-share closing price of our common stock on the NYSE was for the first time at or above $26 per share.  Shares issued to employees under this program during 2011 totaled 147,847, and compensation expense related to the Employee Stock Award Plan was $16.0 million.  For 2010, the number of shares issued under this program was immaterial, and there were no shares issued in 2009.

The total number of shares of our common stock available for issuance under this program was 300,000.  During 2011, the number of shares of our common stock available for distribution under this program was met.  Shareholder approval is required for further stock awards to be issued under the program.  The shares issued under this program have not been registered under the Securities Act, in reliance upon the position taken by the SEC (see Release No. 6188, dated February 1, 1980) that the issuance of shares to employees pursuant to a program of this kind does not require registration under the Securities Act.  See Note L of the Notes to Consolidated Financial Statements in this Annual Report for additional information.

PERFORMANCE GRAPH

The following performance graph compares the performance of our common stock with the S&P 500 Index and the S&P Utilities Index during the period beginning on December 31, 2006, and ending on December 31, 2011.  The graph assumes a $100 investment in our common stock and in each of the indices at the beginning of the period and a reinvestment of dividends paid on such investments throughout the period.

Value of $100 Investment Assuming Reinvestment of Dividends
at December 31, 2006, and at the End of Every Year Through December 31, 2011,
Among ONEOK, Inc., The S&P 500 Index and The S&P Utilities Index

	Cumulative Total Return
	Years Ended December 31,
	2007	2008	2009	2010	2011

ONEOK, Inc.	$106.90	$72.16	$116.45	$150.65	$242.74
S&P 500 Index	$105.49	$66.47	$84.06	$96.74	$98.76
S&P Utilities Index (a)	$119.36	$84.75	$94.87	$100.08	$119.98
(a) - The Standard & Poors Utilities Index is comprised of the following companies: AES Corp.; AGL Resource, Inc.; Ameren Corp.; American Electric Power Co., Inc.; Centerpoint Energy, Inc.; CMS Energy Corp.; Consolidated Edison, Inc.; Constellation Energy Group, Inc.; Dominion Resources, Inc.; DTE Energy Co.; Duke Energy Corp.; Edison International; Entergy Corp.; Exelon Corp.; FirstEnergy Corp.; Integrys Energy Group, Inc.; NextEra Energy, Inc.; NiSource, Inc.; Northeast Utilities; NRG Energy, Inc.; Pepco Holdings, Inc.; PG&E Corp.; Pinnacle West Capital Corp.; PPL Corp.; Progress Energy, Inc.; Public Service Enterprise Group, Inc.; SCANA Corp.; Sempra Energy; Southern Co.; TECO Energy, Inc.; Wisconsin Energy Corp.; and Xcel Energy, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for each of the periods indicated:
	Years Ended December 31,
	2011	2010	2009	2008	2007
	(Millions of dollars except per share amounts)
Revenues	$14,805.8	$12,678.8	$10,805.8	$15,514.3	$12,936.9
Income from continuing operations	$757.5	$540.1	$483.7	$595.0	$493.1
Income from continuing operations attributable to ONEOK	$358.4	$333.4	$297.9	$306.4	$299.9
Net income attributable to ONEOK	$360.6	$334.6	$305.5	$311.9	$304.9
Total assets	$13,696.6	$12,499.2	$12,827.7	$13,126.1	$11,062.0
Long-term debt, including current maturities	$4,893.9	$4,329.8	$4,602.2	$4,230.8	$4,635.5
Earnings per share - continuing operations
Basic	$3.42	$3.14	$2.83	$2.94	$2.79
Diluted	$3.34	$3.09	$2.80	$2.91	$2.74
Earnings per share - total
Basic	$3.44	$3.15	$2.90	$2.99	$2.84
Diluted	$3.36	$3.10	$2.87	$2.95	$2.79
Dividends declared per common share	$2.16	$1.82	$1.64	$1.56	$1.40

The financial information of ONEOK Energy Marketing Company is reflected as discontinued operations in this Annual Report.  All prior periods presented have been recast to reflect the discontinued operations.  See Note B of The Notes to Consolidated Financial Statements in this Annual Report for additional information on our discontinued operations.

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

Growth Projects - Drilling rig counts are higher compared with 2010, and related development activities continue to progress in many regions of ONEOK Partners’ operations.  Increasing natural gas and NGL production resulting from these activities and higher petrochemical industry demand for NGL products have required additional capital investments to increase the capacity of the infrastructure to bring these commodities from supply basins to market.  In response to this increased production and demand for NGL products, ONEOK Partners is investing approximately $2.7 billion to $3.3 billion in capital projects to meet the needs of oil and natural gas producers in the Bakken Shale, the Cana-Woodford Shale, the Granite Wash and Mississippian Lime areas, and to provide additional NGL infrastructure in the Rocky Mountain, Mid-Continent and Gulf Coast regions that will enhance its ability to distribute NGL products to meet the increasing petrochemical industry and NGL export demand.  When completed, these projects are anticipated to provide additional earnings and cash flows.  See discussion of ONEOK Partners’ growth projects in the “Financial Results and Operating Information” section for our ONEOK Partners segment.

Stock Repurchase Program - In 2011, we repurchased approximately 4.3 million shares of our common stock for approximately $300 million pursuant to an accelerated stock repurchase agreement.  This stock repurchase was part of our three-year stock repurchase program to buy up to $750 million of our common stock that was authorized by our Board of Directors in October 2010.

Dividends/Distributions - During 2011, we paid dividends totaling $2.16 per share, an increase of approximately 18.7 percent over the $1.82 per share paid during 2010.  We declared a quarterly dividend of $0.61 per share ($2.44 per share on an annualized basis) in January 2012, an increase of approximately 17.3 percent over the $0.52 declared in January 2011.  During 2011, ONEOK Partners paid cash distributions totaling $2.325 per unit, an increase of approximately 4.3 percent over the $2.23 per unit paid during 2010.  ONEOK Partners paid total cash distributions to us in 2011 of $333 million, which includes $197 million resulting from our limited-partner interest and $136 million related to our general-partner interest.  A cash distribution from ONEOK Partners of $0.61 per unit ($2.44 per unit on an annualized basis) was declared in January 2012, an increase of approximately 7.0 percent over the $0.57 declared in January 2011.

Credit Agreements - In April 2011, ONEOK entered into the ONEOK 2011 Credit Agreement, which is a $1.2 billion revolving credit facility scheduled to expire in April 2016.  In August 2011, ONEOK Partners entered into the ONEOK Partners 2011 Credit Agreement, which is a $1.2 billion revolving credit facility scheduled to expire in August 2016.

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

In January 2012, we completed an underwritten public offering of $700 million of 4.25-percent senior notes due 2022.  The net proceeds from the offering, after deducting underwriting discounts and offering expenses, of approximately $693.9 million were used to repay amounts outstanding under our $1.2 billion commercial paper program and for general corporate purposes, which may include one or more of the following:  the repurchase of our common stock, the purchase of additional common units of ONEOK Partners and the payment of dividends.

Unit Split - In July 2011, ONEOK Partners completed a two-for-one split of our common and Class B units by a distribution of one unit for each unit outstanding and held by unitholders of record on June 30, 2011.  In July 2011, ONEOK Partners’ partnership agreement was amended to adjust the formula for distributing available cash among the general partner and limited partners to reflect the unit split.  As a result of this unit split, we have adjusted all unit and per-unit amounts contained herein to be presented on a post-split basis.

Stock Split - On February 15, 2012, our Board of Directors authorized a two-for-one split of our common stock, subject to shareholder approval of a proposal to increase the number of authorized shares of our common stock to 600 million from 300 million.  The proposal will be voted on at our 2012 annual meeting of shareholders on May 23, 2012.

Retail Marketing Sale - In December 2011, we entered into a definitive agreement to sell ONEOK Energy Marketing Company to Constellation Energy Group, Inc. for $22.5 million plus working capital.  The transaction closed on February 1, 2012.  As a result, we expect to recognize a pre-tax gain of approximately $20 million to $23 million in the first quarter of 2012.  The financial information of ONEOK Energy Marketing Company is reflected as discontinued operations in this Annual Report.  All prior periods presented have been recast to reflect the discontinued operations.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2011 vs. 2010		2010 vs. 2009
Financial Results	2011	2010	2009	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues	$14,805.8	$12,678.8	$10,805.8	$2,127.0	17%	$1,873.0	17%
Cost of sales and fuel	12,425.4	10,616.6	8,807.8	1,808.8	17%	1,808.8	21%
Net margin	2,380.4	2,062.2	1,998.0	318.2	15%	64.2	3%
Operating costs	908.3	830.9	831.0	77.4	9%	(0.1)	(0%)
Depreciation and amortization	312.2	307.2	288.9	5.0	2%	18.3	6%
Gain (loss) on sale of assets	(1.0)	18.6	4.8	(19.6)	*	13.8	*
Operating income	$1,158.9	$942.7	$882.9	$216.2	23%	$59.8	7%
Equity earnings from investments	$127.2	$101.9	$72.7	$25.3	25%	$29.2	40%
Interest expense	$(297.0)	$(292.2)	$(300.8)	$4.8	2%	$(8.6)	(3%)
Net income	$759.7	$541.3	$491.2	$218.4	40%	$50.1	10%
Net income attributable to noncontrolling interests	$399.2	$206.7	$185.8	$192.5	93%	$20.9	11%
Net income attributable to ONEOK	$360.6	$334.6	$305.5	$26.0	8%	$29.1	10%
Capital expenditures	$1,336.1	$582.7	$791.2	$753.4	*	$(208.5)	(26%)
* Percentage change is greater than 100 percent.

2011 vs. 2010 - NGL and condensate prices were higher while natural gas prices decreased during 2011, compared with 2010.  These changes in commodity prices had a direct impact on our revenues and cost of sales and fuel.

Operating income increased 23 percent in 2011 reflecting higher results from our ONEOK Partners segment, offset partially by lower operating income from our Distribution and Energy Services segments.  Our ONEOK Partners segment’s operating income significantly increased due primarily to more favorable NGL location differentials and higher NGL volumes gathered and fractionated, offset partially by the deconsolidation of Overland Pass Pipeline in September 2010 in its natural gas liquids business and lower natural gas transportation margins due to narrower natural gas price location differentials in its natural gas pipelines business.

Our Natural Gas Distribution segment’s operating income decreased 12 percent in 2011 due to increased operating costs.

Our Energy Services segment’s operating income decreased significantly in 2011 due primarily to lower transportation margins and storage and marketing margins, net of hedging activities.

Operating costs increased in 2011 due primarily to higher short-term incentive and share-based compensation and other labor and benefit costs for all segments and higher materials and outside services expenses in our ONEOK Partners segment.

Gain (loss) on sale of assets decreased from 2010, which reflected a $16.3 million gain on the sale of a 49-percent interest of Overland Pass Pipeline Company.

Equity earnings from investments increased in 2011, compared with the same period last year, due to the impact of accounting for Overland Pass Pipeline Company as an equity method investment beginning in September 2010 and increased contracted capacity on Northern Border Pipeline.

Net income attributable to noncontrolling interests, primarily reflects the portion of ONEOK Partners that we do not own and reflects higher earnings in our ONEOK Partners segment during 2011.

Capital expenditures increased during 2011 due primarily to the growth projects in ONEOK Partners’ natural gas gathering and processing and natural gas liquids businesses.

2010 vs. 2009 - Commodity prices were generally higher during 2010, compared with 2009, which had a direct impact on our revenues and cost of sales and fuel.  Our operating results include the benefits from a full year of ONEOK Partners’ more than $2.0 billion of completed growth projects that were placed in service in 2009.

Operating income increased 7 percent in 2010, when compared with 2009, reflecting higher NGL volumes, higher contracted natural gas transportation capacity, an increase in natural gas processing volumes, higher natural gas and NGL storage margins and a gain on the sale of a 49-percent ownership interest in Overland Pass Pipeline Company in our ONEOK Partners segment.  These increases were offset partially by ONEOK Partners’ lower NGL optimization margins.  Our Distribution segment benefited from new rates in Oklahoma that increased fixed fees and lowered our volumetric sensitivity, providing more consistent revenues each month.  Our Energy Services segment’s results were consistent with the prior year, with higher realized seasonal storage price differentials and marketing margins offset by lower realized Mid-Continent-to-Gulf Coast transportation margins and lower premium-services margins.

Operating costs increased due primarily to the recognition of previously deferred integrity-management costs in our Natural Gas Distribution segment that are now being recovered through rates, offset partially by lower than estimated ad valorem taxes in our ONEOK Partners segment and lower legal-related costs in our Energy Services segment.

Our results were also favorably impacted by increased equity earnings from investments in our ONEOK Partners segment.  The overall increase was due primarily to increased contracted capacity on Northern Border Pipeline, which benefited from wider natural gas price differentials between the markets it serves, and as a result of accounting for ONEOK Partners’ 50-percent investment in Overland Pass Pipeline Company as an equity investment beginning September 2010.

More information regarding our results of operations is provided in the following discussion of operating results for each of our segments.

ONEOK Partners

Growth Projects - Natural gas gathering and processing business - ONEOK Partners’ natural gas gathering and processing business is investing approximately $950 million to $1.1 billion in growth projects in the Williston Basin and Cana-Woodford Shale areas that will enable ONEOK Partners to meet the rapidly growing needs of crude oil and natural gas producers in those areas.

Williston Basin Processing Plants and related projects - ONEOK Partners projects in this basin include three 100 MMcf/d natural gas processing facilities:  the Garden Creek plant in eastern McKenzie County, North Dakota, and the Stateline I and II plants in western Williams County, North Dakota.  ONEOK Partners has multi-year supply commitments and acreage dedications for all the capacity of the Garden Creek and Stateline I plants and for approximately 75 percent of the Stateline II plant’s capacity.  In addition, ONEOK Partners will expand and upgrade its existing gathering and compression infrastructure and add new well connections associated with these plants.  The Garden Creek plant, which was placed in service in December 2011, and related infrastructure projects are expected to cost approximately $350 million to $415 million, excluding AFUDC.  The Stateline I plant, which is expected to be in service by the third quarter of 2012, and related infrastructure projects are expected to cost approximately $300 million to $355 million, excluding AFUDC.  The Stateline II plant, which is expected to be in service during the first half of 2013, and related infrastructure projects are expected to cost approximately $260 million to $305 million, excluding AFUDC.

Horizontal wells drilled in the Williston Basin are economically justified by producers primarily by crude oil economics.  Accordingly, ONEOK Partners’ growth in this area is expected to shift our supply exposure from natural gas production economics toward crude oil production economics.  In addition, ONEOK Partners expects its commodity price exposure to increase particularly to NGLs and natural gas, as equity volumes increase under its POP contracts with its customers in the Williston Basin.

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

In both the Williston Basin and Cana Woodford Shale project areas, nearly all of the new gas production is from horizontally drilled and completed wells.  These wells tend to produce at higher initial volumes; however, they generally have higher initial decline rates than conventional vertical wells, but the decline curves flatten out. These wells are expected to have long-lasting reserves.  ONEOK Partners expects the routine growth capital needed to connect to new wells and expand its infrastructure to be higher compared with its previous experience.

Natural gas liquids business - The growth strategy in ONEOK Partners’ natural gas liquids business is focused around the oil and natural gas drilling activity in shale and other resource plays from the Rocky Mountain region through the Mid-Continent region down into Texas.  Increasing natural gas and NGL production resulting from this activity and higher petrochemical industry demand for NGL products have required ONEOK Partners to make additional capital investments to increase the capacity of its infrastructure to bring these commodities from supply basins to market.  ONEOK Partners’ natural gas liquids business is investing approximately $1.7 billion to $2.2 billion through 2014.  This investment will accommodate the gathering and fractionation of growing NGL supplies from the shale and other resource plays across ONEOK Partners’ asset base and alleviate infrastructure constraints between the Mid-Continent and Texas Gulf Coast regions that will enhance its ability to distribute NGL products to meet the increasing petrochemical industry and NGL export demand in the Gulf Coast.  ONEOK Partners’ supply commitments from producers and natural gas processors associated with these growth projects will provide incremental and long-term fee-based earnings to its NGL business.  Over time, these growing fee-based volumes will  fill a portion of the capacity used in 2011 to capture the price differentials between the Mid-Continent and Gulf Coast market centers.  In addition, we believe the price differentials between the Mid-Continent and Gulf Coast market centers will narrow over the long-term as new fractionators and pipelines, including ONEOK Partners’ MB-2 fractionator and Sterling III pipeline, begin to alleviate constraints impacting NGL prices and the location price differential between the two market centers.

Sterling III Pipeline - ONEOK Partners plans to build a 570-plus-mile natural gas liquids pipeline, the Sterling III Pipeline, which will have the flexibility to transport either unfractionated NGLs or NGL products from the Mid-Continent to the Texas Gulf Coast.  The Sterling III Pipeline will traverse the NGL-rich Woodford Shale that is currently under development, as well as provide transportation capacity for the growing NGL production from the Cana-Woodford Shale and Granite Wash areas, where the pipeline can gather unfractionated NGLs from the new natural gas processing plants that are being built as a result of increased drilling activity in these areas.  The Sterling III Pipeline will have an initial capacity to transport up to 193 MBbl/d of production from ONEOK Partners’ natural gas liquids infrastructure at Medford, Oklahoma, to its storage and fractionation facilities in Mont Belvieu, Texas.  ONEOK Partners has multi-year supply commitments from producers and natural gas processors for approximately 75 percent of the pipeline’s capacity.  Additional pump stations could expand the capacity of the pipeline to 250 MBbl/d.  Following the receipt of all necessary permits and the acquisition of rights-of-way, construction is scheduled to begin in 2013, with an expected completion late in the same year.

The investment also includes reconfiguring its existing Sterling I and II Pipelines, which currently distribute NGL products between the Mid-Continent and Gulf Coast NGL market centers, to transport either unfractionated NGLs or NGL products.

The project costs for the new pipeline and reconfiguring projects are estimated to be $610 million to $810 million, excluding AFUDC.

MB-2 fractionator - ONEOK Partners plans to construct a 75-MBbl/d fractionator, MB-2, near ONEOK Partners’ storage facility in Mont Belvieu, Texas.  The Texas Commission on Environmental Quality (TCEQ) has approved the permit application to build this fractionator.  Construction of the MB-2 fractionator began in June 2011 and is expected to be completed in mid-2013.  The cost of the MB-2 fractionator is estimated to be $300 million to $390 million, excluding AFUDC.  ONEOK Partners has multi-year supply commitments from producers and natural gas processors for all of the fractionator’s capacity.  The fractionator can be expanded to 125 MBbl/d to accommodate additional NGL volumes from the Arbuckle Pipeline and the Sterling I, II and III pipelines.

Bakken Pipeline and related projects - ONEOK Partners plans to build a 525- to 615-mile natural gas liquids pipeline, the Bakken Pipeline, to transport unfractionated NGLs from the Williston Basin to the Overland Pass Pipeline.  The Bakken Pipeline initially will have the capacity to transport up to 60 MBbl/d of unfractionated NGL production and can be expanded to 110 MBbl/d with additional pump stations.  The unfractionated NGLs will then be delivered to ONEOK Partners’ existing natural gas liquids fractionation and distribution infrastructure in the Mid-Continent.  Project costs for the new pipeline are estimated to be $450 million to $550 million, excluding AFUDC.

NGL supply commitments for the Bakken Pipeline will be anchored by NGL production from ONEOK Partners’ natural gas processing plants in the Williston Basin.  Following receipt of all necessary permits, construction of the 12-inch diameter pipeline is expected to begin in the second quarter of 2012 and be in service during the first half of 2013.

The unfractionated NGLs from the Bakken Pipeline and other supply sources under development in the Rocky Mountain region will require installing additional pump stations and expanding existing pump stations on the Overland Pass Pipeline, in which ONEOK Partners owns a 50-percent equity interest.  These additions and expansions will increase the capacity of Overland Pass Pipeline to 255 MBbl/d.  ONEOK Partners’ anticipated share of the costs for this project is estimated to be $35 million to $40 million, excluding AFUDC.

Bushton Fractionator Expansion - To accommodate the additional volume from the Bakken Pipeline, ONEOK Partners is investing $110 million to $140 million, excluding AFUDC, to expand and upgrade its existing fractionation capacity at Bushton, Kansas, increasing its capacity to 210 MBbl/d from 150 MBbl/d.  This project is expected to be in service during the fourth quarter of 2012.

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

These investments include constructing more than 230 miles of natural gas liquids pipelines that will expand its existing Mid-Continent natural gas liquids gathering system in the Cana-Woodford Shale and Granite Wash areas.  The pipelines will connect to three new third-party natural gas processing facilities that are under construction and to three existing third-party natural gas processing facilities that are being expanded.  Additionally, ONEOK Partners will install additional pump stations on the Arbuckle Pipeline to increase its capacity to 240 MBbl/d.  When completed, these projects are expected to add, through multi-year supply contracts, approximately 75 to 80 MBbl/d of unfractionated NGL, to ONEOK Partners’ existing natural gas liquids gathering systems.  These projects are expected to be completed early in the second quarter of 2012 and cost approximately $180 million to $240 million, excluding AFUDC.

In 2010, ONEOK Partners invested approximately $17 million to increase the accessibility of new NGL supply to the Arbuckle Pipeline and Mont Belvieu fractionation facilities.

Sterling I Pipeline Expansion - In 2011, ONEOK Partners installed seven additional pump stations at a cost of approximately $30 million, excluding AFUDC, along its existing Sterling I natural gas liquids distribution pipeline, increasing its capacity by 15 MBbl/d, which is supplied by ONEOK Partners’ Mid-Continent natural gas liquids infrastructure.  The Sterling I pipeline transports NGL products from ONEOK Partners’ fractionator in Medford, Oklahoma, to the Mont Belvieu, Texas, market center.

For a discussion of ONEOK Partners’ capital expenditure financing, see “Capital Expenditures” in “Liquidity and Capital Resources” on page 58.

Selected Financial Results and Operating Information - ONEOK Partners’ 2011 and 2010 operating results reflect increases in NGL volumes gathered, fractionated and sold in its natural gas liquids business and natural gas volumes processed in the Williston Basin in its natural gas gathering and processing business.  ONEOK Partners expects continued development of the reserves in the Bakken Shale and Three Forks formations in the Williston Basin and in the Cana-Woodford Shale and Granite Wash areas in Oklahoma and Texas, as drilling activities increase in these areas.

The following table sets forth certain selected financial results for our ONEOK Partners segment for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2011 vs. 2010		2010 vs. 2009
Financial Results	2011	2010	2009	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues	$11,322.6	$8,675.9	$6,474.5	$2,646.7	31%	$2,201.4	34%
Cost of sales and fuel	9,745.2	7,531.0	5,355.2	2,214.2	29%	2,175.8	41%
Net margin	1,577.4	1,144.9	1,119.3	432.5	38%	25.6	2%
Operating costs	459.4	403.5	411.3	55.9	14%	(7.8)	(2%)
Depreciation and amortization	177.5	173.7	164.1	3.8	2%	9.6	6%
Gain (loss) on sale of assets	(1.0)	18.6	2.7	(19.6)	*	15.9	*
Operating income	$939.5	$586.3	$546.6	$353.2	60%	$39.7	7%

Equity earnings from investments	$127.2	$101.9	$72.7	$25.3	25%	$29.2	40%
Interest expense	$(223.1)	$(204.3)	$(206.0)	$18.8	9%	$(1.7)	(1%)
Capital expenditures	$1,063.4	$352.7	$615.7	$710.7	*	$(263.0)	(43%)
* Percentage change is greater than 100 percent.

2011 vs. 2010 - Net margin increased due primarily to the following:
•	an increase of $363.6 million in optimization and marketing margins in ONEOK Partners’ natural gas liquids business due primarily to the following:
-
an increase of $335.2 million from more favorable NGL price differentials and additional fractionation and transportation capacity available for optimization activities between the Conway, Kansas, and Mont Belvieu, Texas, NGL market centers; and

-	an increase of $28.4 from higher marketing volumes and more favorable margins on NGL products marketed;
•	an increase of $32.6 million due to higher net realized NGL and condensate prices in ONEOK Partners’ natural gas gathering and processing business;
•
an increase of $32.5 million from higher NGL volumes gathered and fractionated in Texas and the Mid-Continent and Rocky Mountain regions, excluding the impact of the September 2010 deconsolidation of Overland Pass Pipeline Company, and contract renegotiations for higher fees associated with ONEOK Partners’ NGL exchange services activities, offset partially by higher costs associated with NGL volumes fractionated by third parties in its natural gas liquids business;

•
an increase of $26.4 million related to higher isomerization margins resulting from wider price differentials between normal butane and iso-butane and higher isomerization volumes in ONEOK Partners’ natural gas liquids business;

•
an increase of $19.4 million due to higher natural gas volumes processed in the Williston Basin and western Oklahoma resulting from increased drilling activity, offsetting reduced drilling activity in certain parts of Kansas and weather-related outages during the first quarter in ONEOK Partners’ natural gas gathering and processing business;

•	an increase of $12.4 million due to higher storage margins as a result of contract renegotiations in ONEOK Partners’ natural gas liquids business; and
•	an increase of $8.8 million due to favorable changes in contract terms in ONEOK Partners’ natural gas gathering and processing business; offset partially by
•	a decrease of $42.8 million due to the deconsolidation of Overland Pass Pipeline Company, which is now accounted for under the equity method in ONEOK Partners’ natural gas liquids business;
•
a decrease of $12.5 million from lower natural gas transportation margins due to narrower natural gas price location differentials that decreased contracted transportation capacity on Midwestern Gas Transmission and interruptible transportation volumes across ONEOK Partners’ pipelines in its natural gas pipelines business; and

•
a decrease of $8.2 million due to lower natural gas volumes gathered as a result of continued production declines and reduced drilling activity by producers in the Powder River Basin in ONEOK Partners’ natural gas gathering and processing business.

Operating costs increased due primarily to the following:
•
an increase of $35.7 million in higher labor and employee-related costs associated with incentive and benefit plans, which includes higher share-based compensation costs resulting from common stock awarded to employees as part of ONEOK’s stock award program and the appreciation in ONEOK’s share price, affecting all of ONEOK Partners’ businesses;

•
an increase of $9.4 million from higher materials and outside services expenses associated primarily with scheduled maintenance at fractionation, pipeline and storage facilities in ONEOK Partners’ natural gas liquids business; and

•	an increase of $5.0 million due to higher ad valorem taxes associated with the completed capital projects in all of ONEOK Partners’ businesses; offset partially by
•
a decrease of $5.4 million due to the deconsolidation of Overland Pass Pipeline Company, which is now accounted for under the equity method of accounting in ONEOK Partners’ natural gas liquids business.

Gain (loss) on sale of assets decreased due to the $16.3 million gain on the sale of a 49-percent interest of Overland Pass Pipeline Company recorded in 2010.

Equity earnings include Overland Pass Pipeline Company in ONEOK Partners’ natural gas liquids business, which it began accounting for under the equity method of accounting in September 2010.  Equity earnings from investments increased due primarily to increased contracted capacity on Northern Border Pipeline in ONEOK Partners’ natural gas pipelines business.  Northern Border Pipeline benefited from wider natural gas price location differentials between the markets it serves, which resulted in a significant increase in its capacity being sold in 2011.  Substantially all of Northern Border Pipeline’s long-haul capacity has been contracted through March 2013.

Capital expenditures increased due primarily to the growth projects in ONEOK Partners’ natural gas gathering and processing and natural gas liquids businesses.

Previously, ONEOK Partners had a Processing and Services Agreement with us and OBPI, under which we contracted for all of OBPI’s rights, including all of the capacity of the Bushton Plant, reimbursing OBPI for all costs associated with the operation and maintenance of the Bushton Plant and its obligations under equipment leases covering portions of the Bushton Plant.  In April 2011, pursuant to its rights under the Processing and Services Agreement, ONEOK Partners directed OBPI to give notice of intent to exercise the purchase option for the leased equipment pursuant to the terms of the equipment leases.  On June 30, 2011, through a series of transactions, we sold OBPI to ONEOK Partners, and OBPI closed the purchase option and terminated the equipment leases.  The total amount paid by ONEOK Partners to complete the transactions was approximately $94.2 million, which included the reimbursement to us of obligations related to the Processing and Services Agreement.

2010 vs. 2009 - Net margin increased due primarily to the following:
•
an increase of $51.4 million due to higher NGL volumes gathered, fractionated and transported, primarily associated with the completion of the Arbuckle Pipeline and Piceance and D-J Basin lateral pipelines, as well as new NGL supply connections in ONEOK Partners’ natural gas liquids business;

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

Selected Operating Information - The following table sets forth selected operating information for our ONEOK Partners segment for the periods indicated:

Operating Information	2011	2010	2009
Natural gas gathering and processing business (a)
Natural gas gathered (BBtu/d)	1,030	1,067	1,123
Natural gas processed (BBtu/d) (b)	713	674	658
NGL sales (MBbl/d)	48	44	43
Residue gas sales (BBtu/d)	317	286	291
Realized composite NGL net sales price ($/gallon) (c)	$1.08	$0.94	$0.90
Realized condensate net sales price ($/Bbl) (c)	$82.56	$63.81	$78.35
Realized residue gas net sales price ($/MMBtu) (c)	$5.47	$5.58	$3.55
Realized gross processing spread ($/MMBtu) (c)	$8.17	$6.41	$6.63
Natural gas pipelines business (a)
Natural gas transportation capacity contracted (MDth/d)	5,373	5,616	5,507
Transportation capacity subscribed	83%	87%	86%
Average natural gas price
Mid-Continent region ($/MMBtu)	$3.88	$4.17	$3.28
Natural gas liquids business
NGL sales (MBbl/d)	497	457	408
NGLs fractionated (MBbl/d) (d)	537	512	481
NGLs transported-gathering lines (MBbl/d) (a) (e)	436	440	372
NGLs transported-distribution lines (MBbl/d) (a)	473	468	459
Conway-to-Mont Belvieu OPIS average price differential
Ethane ($/gallon)	$0.28	$0.10	$0.11
(a) - For consolidated entities only.
(b) - Includes volumes processed at company-owned and third-party facilities.
(c) - Presented net of the impact of hedging activities and includes equity volumes only.
(d) - Includes volumes fractionated from company-owned and third-party facilities.
(e) - 2010 and 2009 volume information includes 62 and 69 MBbl/d, respectively, related to Overland Pass Pipeline Company, which was deconsolidated in September 2010.

2011 vs. 2010 - Natural gas gathered decreased in 2011, compared with 2010, due to continued production declines and reduced drilling activity, primarily in the Powder River Basin in Wyoming and certain parts of Kansas, and weather-related outages in the first quarter of 2011, offset partially by increased drilling activity in the Williston Basin and western Oklahoma.

Natural gas processed and residue gas sales increased in 2011, compared with 2010, due to an increase in drilling activity in the Williston Basin and western Oklahoma, offsetting reduced drilling activity and natural production declines in Kansas and weather-related outages in the first quarter of 2011.

Natural gas transportation capacity contracted decreased due primarily to lower contracted capacity on Midwestern Gas Transmission due to narrower natural gas price location differentials between the markets we serve.

NGLs gathered and fractionated, excluding the impact of the September 2010 deconsolidation of Overland Pass Pipeline Company, increased due primarily to increased throughput through existing connections in Texas and the Mid-Continent and Rocky Mountain regions, and new supply connections in the Mid-Continent and Rocky Mountain regions.  In the second quarter 2011, additional Gulf Coast fractionation capacity became available through our 60 MBbl/d fractionation service agreement with Targa Resources Partners.

NGLs transported on distribution lines increased due primarily to increased volumes of NGL products transported on our North System pipeline to Midwest markets and our Sterling I pipeline expansion discussed above.

2010 vs. 2009 - Natural gas gathered decreased in 2010, compared with 2009, due to continued production declines and reduced drilling activity, primarily in the Powder River Basin in Wyoming and certain parts of western Oklahoma and Kansas, offset partially by increased drilling activity in the Williston Basin.

Natural gas processed increased during 2010, compared with 2009, due to an increase in drilling activity in the Williston Basin, offsetting reduced drilling activity and natural production declines in Kansas, and reduced drilling activity in certain parts of western Oklahoma.

Natural gas transportation capacity contracted increased due primarily to increased capacity on Midwestern Gas Transmission due to a new interconnection with the Rockies Express Pipeline, Viking Gas Transmission’s Fargo lateral and Guardian Pipeline expansion and extension projects completed in 2009.

NGLs gathered, fractionated and distributed increased primarily due to new connections and increased production associated with the completion of the Arbuckle Pipeline, Piceance Lateral and D-J Basin lateral pipelines.

ONEOK Partners’ natural gas pipelines business primarily serves end-users, such as natural gas distribution companies and electric-generation companies, that require natural gas to operate their businesses regardless of price or location price differentials.  The development of shale gas and other resource plays has continued to increase available natural gas supply and has caused natural gas prices to decrease and locational and seasonal price differentials to narrow.  As additional supply is developed, ONEOK Partners expects producers to demand incremental services in the future to transport their production to market.  The abundance of shale gas supply and new regulations on emissions from coal-fired electric-generation plants also may increase the demand for our services from electric-generation companies if they were to convert to a natural gas fuel source.  Conversely, demand from certain customers that are focused on capturing location or seasonal natural gas price differentials may decrease in the future due to narrowing price differentials.  Overall, we expect our fee-based earnings to remain relatively stable in the future as the development of shale and other resource plays continue.

Natural Gas Distribution

In December 2011, we entered into a definitive agreement to sell ONEOK Energy Marketing Company to Constellation Energy Group, Inc. for $22.5 million plus working capital.  The transaction closed on February 1, 2012.  As a result, we expect to recognize a pre-tax gain of approximately $20 million to $23 million in the first quarter of 2012.  The financial information of ONEOK Energy Marketing Company is reflected as discontinued operations in this Annual Report.  All prior periods presented have been recast to reflect the discontinued operations.

Selected Financial Results - The following table sets forth certain selected financial results for the continuing operations of our Distribution segment for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2011 vs. 2010		2010 vs. 2009
Financial Results	2011	2010	2009	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Gas sales	$1,492.5	$1,687.4	$1,708.8	$(194.9)	(12%)	$(21.4)	(1%)
Transportation revenues	90.9	91.5	87.6	(0.6)	(1%)	3.9	4%
Cost of gas	869.5	1,062.5	1,122.9	(193.0)	(18%)	(60.4)	(5%)
Net margin, excluding other revenues	713.9	716.4	673.5	(2.5)	(0%)	42.9	6%
Other revenues	37.9	38.5	42.5	(0.6)	(2%)	(4.0)	(9%)
Net margin	751.8	754.9	716.0	(3.1)	(0%)	38.9	5%
Operating costs	422.0	398.8	384.1	23.2	6%	14.7	4%
Depreciation and amortization	132.2	131.0	122.6	1.2	1%	8.4	7%
Gain (loss) on sale of assets	-	-	0.5	-	0%	(0.5)	(100%)
Operating income	$197.6	$225.1	$209.8	$(27.5)	(12%)	$15.3	7%
Capital expenditures	$242.6	$215.6	$157.5	$27.0	13%	$58.1	37%

The following table sets forth our net margin, excluding other revenues, by type of customer, for the periods indicated:

				Variances		Variances
	Years Ended December 31			2011 vs. 2010		2010 vs. 2009
Net Margin, Excluding Other Revenues	2011	2010	2009	Increase (Decrease)		Increase (Decrease)
Gas sales	(Millions of dollars)
Regulated
Residential	$510.5	$509.1	$473.8	$1.4	0%	$35.3	7%
Commercial	105.5	108.9	105.1	(3.4)	(3%)	3.8	4%
Industrial	2.4	2.2	2.5	0.2	9%	(0.3)	(12%)
Wholesale/public authority	4.6	4.7	4.5	(0.1)	(2%)	0.2	4%
Net margin on gas sales	623.0	624.9	585.9	(1.9)	(0%)	39.0	7%
Transportation margin	90.9	91.5	87.6	(0.6)	(1%)	3.9	4%
Net margin, excluding other revenues	$713.9	$716.4	$673.5	$(2.5)	(0%)	$42.9	6%

2011 vs. 2010 - Net margin decreased due primarily to the following:
•	a decrease of $5.9 million from lower sales in Kansas, due to lower consumption by residential and commercial customers due to warmer than normal weather in the first quarter;
•	a decrease of $4.9 million due to expiration of the Integrity Management Program (IMP) rider, which allowed us to recover certain deferred pipeline-integrity costs in Oklahoma; offset partially by
•	an increase of $3.3 million from new rates and rider recoveries in Texas;
•	an increase of $2.1 million from customer growth, primarily in Texas; and
•	an increase of $1.7 million from capital-recovery mechanisms in Kansas.

Operating costs increased due primarily to the following:
•	an increase of $14.7 million in share-based compensation costs from common stock awarded to employees as part of ONEOK’s stock award program and the appreciation in ONEOK’s share price;
•	an increase of $8.1 million of employee-related incentive and health benefit costs; and
•	an increase of $3.2 million in pension costs as a result of the annual change in our estimated discount rate.

Depreciation and amortization expense increased due primarily to an increase of $6.4 million associated with additional capital expenditures, specifically investments in automated meter reading in Oklahoma, offset partially by a decrease of $4.9 million in regulatory amortization associated with the expiration of the IMP rider, which allowed us to defer recognition of certain pipeline-integrity costs in Oklahoma.

2010 vs. 2009 - Net margin increased due primarily to the following:
•	an increase of $40.1 million from new rates in Oklahoma that increased fixed fees, which lowered our volumetric sensitivity and provides more consistent revenues each month;
•	an increase of $6.5 million from rider recoveries in Oklahoma and ad valorem tax surcharge recoveries in Kansas;
•	an increase of $3.7 million from higher natural gas sales volumes, primarily in the first quarter of 2010, due to colder weather;
•	an increase of $3.4 million from capital-recovery mechanisms in Kansas; and
•	an increase of $2.7 million from higher transportation volumes; offset partially by
•
a decrease of $17.4 million from the expiration of the 2009 capital-recovery mechanism in Oklahoma, which as a result of our 2009 rate case in Oklahoma, the revenues related to capital recovery are now included in base rates.

Operating costs increased due primarily to an increase of $15.5 million related to the recognition of previously deferred IMP costs in Oklahoma that have been approved for recovery in our revenues.

Depreciation and amortization expense increased due primarily to an increase of $6.7 million in regulatory amortization associated with revenue rider recoveries.

Capital Expenditures - Our capital expenditures program includes expenditures for pipeline integrity, automated meter reading, extending service to new areas, modifications to customer-service lines, increasing system capabilities and replacements.  It is our practice to maintain and upgrade facilities to ensure safe, reliable and efficient operations.

Capital expenditures increased for 2011, compared with 2010, primarily as a result of increased spending on pipeline replacements in Kansas and Texas, and replacements due to highway construction in Oklahoma, offset partially by decreased spending on automated meter reading in Oklahoma.  Capital expenditures increased for 2010, compared with 2009, primarily as a result of expenditures related to an investment in automated meter reading in Oklahoma.

Selected Operating Information - The following tables set forth certain selected information for the regulated operations of our Distribution segment for the periods indicated:

	Years Ended December 31,
Number of Customers	2011	2010	2009
Residential	1,921,017	1,912,205	1,901,782
Commercial	153,227	153,650	156,337
Industrial	1,248	1,271	1,343
Wholesale/Public Authority	2,730	2,701	2,767
Transportation	11,708	11,308	10,410
Total customers	2,089,930	2,081,135	2,072,639

	Years Ended December 31,
Volumes (MMcf)	2011	2010	2009
Gas sales
Residential	117,969	121,240	120,370
Commercial	33,805	35,223	35,414
Industrial	1,367	1,211	1,208
Wholesale/Public Authority	3,287	12,060	12,705
Total volumes sold	156,428	169,734	169,697
Transportation	203,655	205,692	201,952
Total volumes delivered	360,083	375,426	371,649

Residential and commercial volumes decreased for 2011, compared with 2010, due primarily to warmer temperatures in the first quarter of 2011.  Wholesale sales represent contracted gas volumes that exceed the needs of our residential, commercial, and industrial customer base and are available for sale to other parties.  Wholesale volumes decreased for 2011, compared with 2010; however, the impact to margins was minimal.

Regulatory Initiatives - Oklahoma - In February 2011, Oklahoma Natural Gas filed its first application related to its performance-based rate change mechanism.  The application did not seek a modification of customer rates because Oklahoma Natural Gas’ regulatory return on equity was within the range approved by the OCC.  The OCC signed the final order on this filing in July 2011, with no modification to customer rates.

In September 2010, Oklahoma Natural Gas filed an application and supporting testimony with the OCC seeking approval of a demand portfolio of conservation and energy-efficiency programs and authorizing recovery of costs and performance incentives.  A settlement agreement was reached among all the parties and filed at the OCC in February 2011.  This agreement allows Oklahoma Natural Gas to pursue the key energy-efficiency programs requested in its filing and allows the company to earn up to $1.5 million annually beginning mid-2012 if program objectives are achieved.  The filing and settlement agreement were approved by the OCC in May 2011, and billings to customers began in June 2011.

Kansas - The KCC approved the application from Kansas Gas Service to increase the Gas System Reliability Surcharge by an additional $2.9 million effective January 2012.  This surcharge is a capital-recovery mechanism that allows for rate adjustment providing recovery and a return on incremental safety-related and government-mandated capital investments made between rate cases.  We expect to file a general rate proceeding with the KCC in mid-2012.

Texas - In January 2012, the Texas Railroad Commission approved the settlement between Texas Gas Service and the City of El Paso that allows for recovery of 2010-2013 pipeline-integrity expenditures and partial recovery of rate-case expenses.  We do not expect the settlement to have a material impact on our results of operations.

In addition, Texas Gas Service has made annual filings for interim rate relief under the Gas Reliability Infrastructure Program (GRIP) statute with the cities of Austin, Texas, and surrounding communities in February 2011 and El Paso, Texas, in May 2011 for approximately $1.6 million and $1.1 million, respectively.  GRIP is a capital-recovery mechanism that allows for an interim rate adjustment providing recovery and a return on incremental capital investments made between rate cases.  In May 2011, the city of Austin approved the filing in the amount of $1.5 million, effective in June 2011.  In August 2011, the city of El Paso approved the filing in the amount of $1.0 million, effective in August 2011.

In the normal course of business, we have filed rate cases and for GRIP and cost-of-service adjustments in various other Texas jurisdictions to address investments in rate base and changes in expense.

General - Certain costs to be recovered through the ratemaking process have been capitalized as regulatory assets.  Should recovery cease due to regulatory actions, certain of these assets may no longer meet the criteria for recognition and accordingly, a write-off of regulatory assets and stranded costs may be required.  There were no write-offs of regulatory assets resulting from the failure to meet the criteria for capitalization during 2011, 2010 or 2009.

Energy Services

Selected Financial Results - The following table sets forth certain selected financial results for our Energy Services segment for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2011 vs. 2010		2010 vs. 2009
Financial Results	2011	2010	2009	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues	$2,777.2	$3,301.2	$3,553.6	$(524.0)	(16%)	$(252.4)	(7%)
Cost of sales and fuel	2,728.5	3,141.5	3,394.0	(413.0)	(13%)	(252.5)	(7%)
Net margin	48.7	159.7	159.6	(111.0)	(70%)	0.1	0%
Operating costs	24.5	28.4	35.5	(3.9)	(14%)	(7.1)	(20%)
Depreciation and amortization	0.4	0.6	0.5	(0.2)	(33%)	0.1	20%
Operating income	$23.8	$130.7	$123.6	$(106.9)	(82%)	$7.1	6%

The following table sets forth our margins by activity for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Marketing, storage and transportation revenues, gross	$208.0	$342.9	$367.7	$(134.9)	(39%)	$(24.8)	(7%)
Storage and transportation costs	161.2	189.4	211.2	(28.2)	(15%)	(21.8)	(10%)
Marketing, storage and transportation, net	46.8	153.5	156.5	(106.7)	(70%)	(3.0)	(2%)
Financial trading, net	1.9	6.2	3.1	(4.3)	(69%)	3.1	100%
Net margin	$48.7	$159.7	$159.6	$(111.0)	(70%)	$0.1	0%

In accordance with our strategy to better align fixed costs with the current business environment, we reduced our leased transportation capacity in 2011.  Our storage and transportation costs decreased 15 percent in 2011 compared with 2010, primarily due to this transportation capacity reduction.  For additional information on transportation capacity refer to “Selected Operating Information” below.

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

2011 vs. 2010 - The factors discussed in Energy Services’ “Narrative Description of the Business” included in Item I, Business, of this Annual Report have led to a significant decrease in net margin, including:
•	a decrease of $65.3 million in transportation margins, net of hedging, due primarily to narrower price location differentials and lower hedge settlements in 2011;
•	a decrease of $34.3 million in storage and marketing margins, net of hedging activities, due primarily to the following:
-	lower realized seasonal storage price differentials; offset partially by
-	favorable marketing activity and unrealized fair value changes on nonqualifying economic storage hedges;
•
a decrease of $7.3 million in premium-services margins, associated primarily with the reduction in the value of the fees collected for these services as a result of low commodity prices and reduced natural gas price volatility in the first quarter of 2011 compared with the first quarter of 2010; and

•	a decrease of $4.3 million in financial trading margins, as low natural gas prices and reduced natural gas price volatility limited our financial trading opportunities.

Additionally, our net margin includes $91.1 million in adjustments to natural gas inventory reflecting the lower of cost or market value.  Because of the adjustments to our inventory value, we reclassified $91.1 million of deferred gains on associated cash flow hedges into earnings.

Operating costs decreased due primarily to a decrease in ad valorem taxes.

2010 vs. 2009 - Net margin was relatively unchanged but reflects the following:
•	an increase of $39.7 million in storage and marketing margins, net of hedging activities, due primarily to the following:
-	higher realized seasonal storage price differentials and a decrease in storage expense due to the reduction in storage capacity; offset partially by
-	a reduction in storage withdrawals due to decreased natural gas storage capacity under lease; and
-	unfavorable unrealized fair-value changes on nonqualifying economic hedge activity and marketing margins; and
•	an increase of $3.1 million in financial trading margins; offset by
•	a decrease of $21.4 million in transportation margins, net of hedging, due primarily to narrower realized Mid-Continent-to-Gulf Coast price differentials; and

•
a decrease of $21.3 million in premium-services margins, associated primarily with lower demand fees as a result of lower volatility of natural gas prices, offset partially by the favorable management of customer-peaking requirements resulting from warmer weather in the fourth quarter of 2010, compared with the same period in 2009.

Additionally, our net margin includes $58.7 million in adjustments to natural gas inventory reflecting the lower of cost or market value.  Because of the adjustments to our inventory value, we reclassified $58.7 million of deferred gains on associated cash flow hedges into earnings.

Operating costs decreased due primarily to a decrease in legal-related costs and ad valorem taxes.

Selected Operating Information - The following table sets forth certain selected operating information for our Energy Services segment for the periods indicated:

	Years Ended December 31,
Operating Information	2011	2010	2009
Natural gas marketed (Bcf)	845	919	1,105
Natural gas gross margin ($/Mcf)	$0.06	$0.18	$0.15
Physically settled volumes (Bcf)	1,724	1,874	2,217

Natural gas volumes marketed and physically settled volumes decreased in both 2011 and 2010 due primarily to reduced transportation capacity and lower transported volumes.  Transportation capacity in certain markets was not utilized due to the economics of the location differentials as a result of increased supply of natural gas, primarily from shale production and increased pipeline capacity as a result of pipeline construction.

Our natural gas in storage at December 31, 2011, was 70.5 Bcf, compared with 63.0 Bcf at December 31, 2010.  At December 31, 2011, our total natural gas storage capacity under lease was 75.6 Bcf, compared with 73.6 Bcf at December 31, 2010.  At December 31, 2011, our natural gas storage capacity under lease had a maximum withdrawal capability of 2.4 Bcf/d and maximum injection capability of 1.3 Bcf/d.  At December 31, 2011, our natural gas transportation capacity was 1.2 Bcf/d, of which 1.1 Bcf/d was contracted under long-term natural gas transportation contracts, compared with 1.4 Bcf/d of total capacity and 1.1 Bcf/d of long-term capacity at December 31, 2010.

Although our intent is to reduce our natural gas storage capacity, we had an increase in the capacity under lease at December 31, 2011, compared with December 31, 2010, as a result of new capacity that was committed to in prior years.  Reducing both storage and transportation capacity will continue to be a focus as we continue to attempt to reduce fixed costs because of the current business environment.  It is possible that we may recognize charges to our earnings as a result of certain of these actions.

CONTINGENCIES

Legal Proceedings - We are a party to various litigation matters and claims that have arisen in the normal course of our operations.  While the results of litigation and claims cannot be predicted with certainty, and we are unable to estimate reasonably possible losses, we believe the probable final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.  Additional information about our legal proceedings is included under Part I, Item 3, Legal Proceedings, in this Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

General - ONEOK and ONEOK Partners have relied primarily on operating cash flow, commercial paper, bank credit facilities, debt issuances and/or the issuance of equity for their liquidity and capital resource requirements.  ONEOK and ONEOK Partners fund operating expenses, debt service, dividends to shareholders and distributions to unitholders primarily with operating cash flow.  Capital expenditures are funded by short- and long-term debt, issuances of equity and operating cash flow.  We expect to continue to use these sources for our liquidity and capital resource needs.  Neither ONEOK nor ONEOK Partners guarantees the debt or other similar commitments to unaffiliated parties, and ONEOK does not guarantee the debt or other similar commitments of ONEOK Partners.

In 2011, ONEOK and ONEOK Partners accessed the commercial paper markets to meet their short-term liquidity needs.  Additionally, ONEOK Partners accessed the public debt markets in January 2011 for its long-term financing needs.  See discussion below under “ONEOK Partners’ Debt Issuance and Maturities” for more information.

ONEOK’s and ONEOK Partners’ ability to continue to access capital markets for debt and equity financing under reasonable terms depends on market conditions and ONEOK’s and ONEOK Partners’ respective financial condition and credit ratings.  We anticipate that our cash flow generated from operations, existing capital resources, including proceeds from the issuance of our $700 million 4.25-percent senior notes issued in January 2012, and distributions from ONEOK Partners will enable us to maintain our current and planned level of operations and fund the remainder of our three-year, $750-million stock repurchase program.  ONEOK Partners anticipates that its cash flow generated from operations, existing capital resources and ability to obtain financing will enable it to maintain its current and planned level of operations.  Additionally, ONEOK Partners expects to fund its future capital expenditures with short- and long-term debt, the issuance of equity and operating cash flows.

Capitalization Structure - The following table sets forth our consolidated capitalization structure for the periods indicated:

	December 31,	December 31,
	2011	2010
Long-term debt	56%	52%
Total equity	44%	48%

Debt (including notes payable)	60%	55%
Total equity	40%	45%

For purposes of determining compliance with financial covenants in the ONEOK 2011 Credit Agreement, which are described below, the debt of ONEOK Partners is excluded.  The following table sets forth ONEOK’s capital structure, excluding the debt of ONEOK Partners, for the periods indicated:

	December 31,	December 31,
	2011	2010
Long-term debt	31%	38%
ONEOK shareholders' equity	69%	62%

Debt (including notes payable)	45%	40%
ONEOK shareholders' equity	55%	60%

Stock Repurchase Program - In 2011, we repurchased approximately 4.3 million shares of our common stock for approximately $300 million pursuant to an accelerated stock repurchase agreement.  The stock repurchase was part of our three-year stock repurchase program to buy up to $750 million of our common stock that was authorized by our Board of Directors in October 2010.

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

Short-term Liquidity - ONEOK’s principal sources of short-term liquidity consist of cash generated from operating activities, quarterly distributions from ONEOK Partners and the issuance of commercial paper.  ONEOK Partners’ principal sources of short-term liquidity consist of cash generated from operating activities, the issuance of its commercial paper program and distributions received from unconsolidated affiliates.  To the extent commercial paper is unavailable, ONEOK’s and ONEOK Partners’ respective revolving credit agreements may be utilized.

ONEOK 2011 Credit Agreement - In April 2011, ONEOK entered into the five-year, $1.2 billion ONEOK 2011 Credit Agreement, which replaced the $1.2 billion ONEOK Credit Agreement that was scheduled to expire in July 2011.  The ONEOK 2011 Credit Agreement, which is scheduled to expire in April 2016, contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining ONEOK’s stand-alone debt-to-capital ratio of no more than 67.5 percent at the end of any calendar quarter, limitations on the ratio of indebtedness secured by liens and indebtedness of subsidiaries to consolidated net tangible assets, a requirement that ONEOK maintains the power to control the management and policies of ONEOK Partners, and a limit on new investments in master limited partnerships.

The ONEOK 2011 Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, investments, fundamental changes in the nature of ONEOK’s businesses, transactions with affiliates, the use of proceeds and a covenant that limits ONEOK’s ability to restrict its subsidiaries’ ability to pay dividends.  Under the terms of the ONEOK 2011 Credit Agreement, ONEOK may request an increase in the size of the facility to an aggregate of $1.7 billion from $1.2 billion by either commitments from new lenders or increased commitments from existing lenders.

The debt covenant calculations in the ONEOK 2011 Credit Agreement exclude the debt of ONEOK Partners.  Upon breach of certain covenants by ONEOK, amounts outstanding under the ONEOK 2011 Credit Agreement may become due and payable immediately.  At December 31, 2011, ONEOK’s stand-alone debt-to-capital ratio, as defined by the ONEOK 2011 Credit Agreement, was 44.4 percent, and ONEOK was in compliance with all covenants under the ONEOK 2011 Credit Agreement.

The total amount of short-term borrowings authorized by ONEOK’s Board of Directors is $2.8 billion.  At December 31, 2011, ONEOK had $842.0 million of commercial paper outstanding, $2.0 million in letters of credit issued under the ONEOK 2011 Credit Agreement and approximately $30.9 million of cash and cash equivalents.  ONEOK had approximately $356.0 million of credit available at December 31, 2011, under the ONEOK 2011 Credit Agreement.  As of December 31, 2011, ONEOK could have issued $3.1 billion of additional short- and long-term debt under the most restrictive provisions contained in its various borrowing agreements.

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

ONEOK Partners 2011 Credit Agreement - In August 2011, ONEOK Partners entered into the five-year, $1.2 billion ONEOK Partners 2011 Credit Agreement, which replaced the $1.0 billion ONEOK Partners Credit Agreement that was due to expire in March 2012.  The ONEOK Partners 2011 Credit Agreement, which is scheduled to expire in August 2016, contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners 2011 Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will be increased to 5.5 to 1 for the three calendar quarters following the acquisition.  Upon breach of certain covenants by ONEOK Partners in the ONEOK Partners 2011 Credit Agreement, amounts outstanding under the ONEOK Partners 2011 Credit Agreement, if any, may become due and payable immediately.

The ONEOK Partners 2011 Credit Agreement includes a $100-million sublimit for the issuance of standby letters of credit and also features an option to request an increase in the size of the facility to an aggregate of $1.7 billion from $1.2 billion by either commitments from new lenders or increased commitments from existing lenders.

The ONEOK Partners 2011 Credit Agreement is available to repay ONEOK Partners’ commercial paper notes, if necessary.  Amounts outstanding under the commercial paper program reduce the borrowing capacity under the ONEOK Partners 2011 Credit Agreement.  The ONEOK Partners 2011 Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in ONEOK Partners’ credit rating.  Borrowings, if any, will accrue at LIBOR plus 130 basis points, and the annual facility fee is 20 basis points based on ONEOK Partners’ current credit rating.  The ONEOK Partners 2011 Credit Agreement is guaranteed fully and unconditionally by ONEOK Partners’ wholly owned subsidiary, ONEOK Partners Intermediate Limited Partnership.  Borrowings under the ONEOK Partners 2011 Credit Agreement are nonrecourse to ONEOK.

The total amount of short-term borrowings authorized by the Board of Directors of ONEOK Partners GP, the general partner of ONEOK Partners, is $2.5 billion.  At December 31, 2011, ONEOK Partners had no commercial paper outstanding, no letters of credit issued, no borrowings outstanding under the ONEOK Partners 2011 Credit Agreement, approximately $35.1 million of cash and $1.2 billion of credit available under the ONEOK Partners 2011 Credit Agreement.  As of December 31, 2011, ONEOK Partners could have issued $3.5 billion of short- and long-term debt to meet its liquidity needs under the most restrictive provisions contained in its various borrowing agreements.

At December 31, 2011, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 2.9 to 1, and ONEOK Partners was in compliance with all covenants under the ONEOK Partners 2011 Credit Agreement.

At December 31, 2011, the weighted-average interest rate on ONEOK’s short-term debt outstanding was 0.50 percent.  The weighted-average interest rates for the year ended December 31, 2011, on ONEOK’s and ONEOK Partners’ short-term borrowings were 0.29 percent and 0.37 percent, respectively.  Based on the forward LIBOR curve, we expect the interest rates on ONEOK’s and ONEOK Partners’ short-term borrowings to increase in 2012, compared with interest rates on amounts outstanding at December 31, 2011.

Long-term Financing - In addition to the principal sources of short-term liquidity discussed above, ONEOK expects to fund its longer-term cash requirements by issuing equity or long-term notes.  ONEOK Partners expects to fund its longer-term cash requirements by issuing common units or long-term notes.  Other options to obtain financing include, but are not limited to, issuance of convertible debt securities, asset securitization and the sale and leaseback of facilities.

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

ONEOK Debt Issuance - In January 2012, we completed an underwritten public offering of $700 million of 4.25-percent senior notes due 2022.  The net proceeds from the offering, after deducting underwriting discounts and offering expenses, of approximately $693.9 million were used to repay amounts outstanding under our commercial paper program.  We will pay interest on the senior notes due 2022 on February 1 and August 1 of each year, beginning August 1, 2012.

ONEOK Debt Repayments - In 2011, ONEOK repaid $400 million of maturing senior notes and redeemed $90.5 million of 6.4-percent senior notes with available cash and short-term borrowings.

ONEOK Debt Covenants - The indentures governing ONEOK’s senior notes due 2028 (6.5 percent and 6.875 percent) include an event of default upon acceleration of other indebtedness of $15 million or more, and the indentures governing the senior notes due 2015, 2022 and 2035 include an event of default upon the acceleration of other indebtedness of $100 million or more.  Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding senior notes due 2015, 2022, 2028 and 2035 to declare those senior notes immediately due and payable in full.

ONEOK may redeem the senior notes due 2015, 2028 (6.875 percent) and 2035, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium.  ONEOK may redeem the senior notes due 2028 (6.5 percent), in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest.  ONEOK may redeem its 4.25-percent senior notes due 2022 at a redemption price equal to the principal amount, plus accrued and unpaid interest, starting three month before the maturity date.  Prior to this date, ONEOK may redeem these senior notes on the same basis as its other senior notes due 2015, 2028 (6.875 percent) and 2035.  The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date.  ONEOK’s senior notes due 2015, 2022, 2028 and 2035 are senior unsecured obligations, ranking equally in right of payment with all of ONEOK’s existing and future unsecured senior indebtedness.

ONEOK Partners’ Debt Issuance and Maturities - In January 2011, ONEOK Partners completed an underwritten public offering of $1.3 billion of senior notes, consisting of $650 million of 3.25-percent senior notes due 2016 and $650 million of 6.125-percent senior notes due 2041.  The net proceeds from the offering of approximately $1.28 billion were used to repay amounts outstanding under ONEOK Partners’ commercial paper program, to repay $225 million of ONEOK Partners’ senior notes that matured in March 2011 and for general partnership purposes, including capital expenditures.

ONEOK Partners intends to repay its $350 million of 5.9-percent senior notes that mature in April 2012 with a combination of cash on hand and short-term borrowings.

ONEOK Partners’ Debt Covenants - The indentures governing ONEOK Partners’ senior notes include an event of default upon the acceleration of other indebtedness of $100 million or more.  Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of ONEOK Partners’ outstanding senior notes to declare those senior notes immediately due and payable in full.

ONEOK Partners may redeem the senior notes due 2012, 2016 (6.15 percent), 2019, 2036 and 2037, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium.  The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date.  ONEOK Partners may redeem its senior notes due 2016 (3.25 percent) and senior notes due 2041 at a redemption price equal to the principal amount, plus accrued and unpaid interest, starting one month and six months, respectively, before their maturity dates.  Prior to these dates, ONEOK Partners may redeem these senior notes on the same terms as its other senior notes.  ONEOK Partners’ senior notes are senior unsecured obligations, ranking equally in right of payment with all of ONEOK Partners’ existing and future unsecured senior indebtedness, and structurally subordinate to all of the existing and future debt and other liabilities of any nonguarantor subsidiaries.  ONEOK Partners’ senior notes are nonrecourse to ONEOK.

Interest-rate Swaps - At December 31, 2011, ONEOK and ONEOK Partners had forward-starting interest-rate swaps with notional amounts of $500 million and $750 million, respectively.  The purpose of the swaps is to hedge the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued.  In January 2012, ONEOK entered into an additional interest-rate swap that was designated as a cash flow hedge with a notional amount of $200 million.  Upon issuance in January 2012 of our $700 million of 4.25-percent senior notes due 2022, ONEOK settled its swaps and realized a loss of $44.1 million that will be amortized to interest expense over the term of the debt.

Capital Expenditures - ONEOK’s and ONEOK Partners’ capital expenditures are financed typically through operating cash flows, short- and long-term debt and the issuance of equity.  Capital expenditures were $1,336.1 million, $582.7 million and $791.2 million for 2011, 2010 and 2009, respectively, exclusive of acquisitions.  Of these amounts, ONEOK Partners’ capital expenditures were $1,063.4 million, $352.7 million and $615.7 million for 2011, 2010 and 2009, respectively, exclusive of acquisitions.  Capital expenditures for 2011 increased, compared with 2010, due primarily to the growth projects in ONEOK Partners’ natural gas gathering and processing and natural gas liquids businesses.

The following table sets forth our 2012 projected capital expenditures, excluding AFUDC:

2012 Projected Capital Expenditures
(Millions of dollars)
ONEOK Partners	$1,969
Natural Gas Distribution	270
Other	32
Total projected capital expenditures	$2,271

Unconsolidated Affiliates - The Overland Pass Pipeline Company limited liability company agreement provides that distributions to Overland Pass Pipeline Company’s members are to be made on a pro-rata basis according to each member’s ownership interest.  The Overland Pass Pipeline Company Management Committee determines the amount and timing of such distributions.  Any changes to, or suspension of, cash distributions from Overland Pass Pipeline Company requires the unanimous approval of the Overland Pass Pipeline Management Committee.  Cash distributions are equal to 100 percent of available cash as defined in the limited liability company agreement.

The Northern Border Pipeline partnership agreement provides that distributions to Northern Border Pipeline’s partners are to be made on a pro-rata basis according to each partner’s percentage interest.  The Northern Border Pipeline Management Committee determines the amount and timing of such distributions.  Any changes to, or suspension of, the cash distribution policy of Northern Border Pipeline requires the unanimous approval of the Northern Border Pipeline Management Committee.  Cash distributions are equal to 100 percent of distributable cash flow as determined from Northern Border Pipeline’s financial statements based upon EBITDA, less interest expense and maintenance capital expenditures.  Loans or other advances from Northern Border Pipeline to its partners or affiliates are prohibited under its credit agreement.  The Northern Border Pipeline Management Committee has adopted a cash distribution policy related to financial ratio targets and capital contributions.  The cash distribution policy defines minimum equity-to-total-capitalization ratios to be used by the Northern Border Pipeline Management Committee to establish the timing and amount of required capital contributions.  In addition, any shortfall due to the inability to refinance maturing debt will be funded by capital contributions.

Credit Ratings - Our credit ratings as of December 31, 2011, are shown in the table below:

	ONEOK		ONEOK Partners
Rating Agency	Rating	Outlook	Rating	Outlook
Moody’s	Baa2	Stable	Baa2	Stable
S&P	BBB	Stable	BBB	Stable

ONEOK’s and ONEOK Partners’ commercial paper programs are each rated Prime-2 by Moody’s and A2 by S&P.  ONEOK’s and ONEOK Partners’ credit ratings, which currently are investment grade, may be affected by a material change in financial ratios or a material event affecting the business.  The most common criteria for assessment of credit ratings are the debt-to-capital ratio, business risk profile, pretax and after-tax interest coverage, and liquidity.  ONEOK and ONEOK Partners currently do not anticipate their respective credit ratings to be downgraded.  However, if ONEOK’s or ONEOK Partners’ credit ratings were downgraded, the cost to borrow funds under their respective commercial paper programs and credit agreements would increase, and ONEOK or ONEOK Partners potentially could lose access to the commercial paper market.  In the event that ONEOK is unable to borrow funds under its commercial paper program and there has not been a material adverse change in its business, ONEOK would continue to have access to the ONEOK 2011 Credit Agreement, which expires in April 2016.  In the event that ONEOK Partners is unable to borrow funds under its commercial paper program and there has not been a material adverse change in its business, ONEOK Partners would continue to have access to the ONEOK Partners 2011 Credit Agreement, which expires in August 2016.  An adverse rating change alone is not a default under the ONEOK 2011 Credit Agreement or the ONEOK Partners 2011 Credit Agreement.

Our Energy Services segment relies upon the investment-grade rating of ONEOK’s senior unsecured long-term debt to reduce its collateral requirements.  If ONEOK’s credit ratings were to decline below investment grade, our ability to participate in energy marketing and trading activities could be significantly limited.  Without an investment-grade rating, we may be required to fund margin requirements with our counterparties with cash, letters of credit or other negotiable instruments.  At December 31, 2011, ONEOK could have been required to fund approximately $5.9 million in margin requirements related to financial contracts upon such a downgrade.  A decline in ONEOK’s credit rating below investment grade also may impact significantly other business segments.

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

Commodity Prices - We are subject to commodity price volatility.  Significant fluctuations in commodity prices will impact our overall liquidity due to the impact commodity price changes have on our cash flows from operating activities, including the impact on working capital for NGLs and natural gas held in storage, margin requirements and certain energy-related receivables.  We believe that ONEOK’s and ONEOK Partners’ available credit and cash and cash equivalents are adequate to meet liquidity requirements associated with commodity price volatility.  See discussion beginning on page 68 under “Commodity Price Risk” in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for information on our hedging activities.

Pension and Postretirement Benefit Plans - Information about our pension and postretirement benefits plans, including anticipated contributions, is included under Note M of the Notes to Consolidated Financial Statements in this Annual Report.

During 2011, we made contributions of $62.6 million and $11.5 million to our defined benefit pension plans and postretirement benefit plans, respectively.  Our 2011 contributions to our defined benefit pension plans are attributable to the 2012 plan year.  During the first quarter of 2012, we made a contribution of $60.0 million to our defined benefit pension plan attributable to the 2013 plan year.  We do not anticipate that we will be required to make additional material defined benefit pension plan contributions in 2012.  We anticipate our 2012 contributions for our postretirement benefit plans will be approximately $10.7 million.  The expected 2012 benefit payments for our postretirement benefit plans are estimated to be $16.4 million.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$1,360.0	$834.0	$1,452.7
Investing activities	(1,371.6)	(134.3)	(787.8)
Financing activities	55.4	(698.1)	(1,145.6)
Change in cash and cash equivalents	43.8	1.6	(480.7)
Change in cash and cash equivalents included in discontinued operations	(8.2)	(2.2)	15.6
Change in cash and cash equivalents from continuing operations	35.6	(0.6)	(465.1)
Cash and cash equivalents at beginning of period	30.4	30.9	496.0
Cash and cash equivalents at end of period	$66.0	$30.3	$30.9

Operating Cash Flows - Operating cash flows are affected by earnings from our business activities.  Changes in commodity prices and demand for our services or products, whether because of general economic conditions, changes in supply, changes in demand for the end products that are made with our products or increased competition from other service providers, could affect our earnings and operating cash flows.

2011 vs. 2010 - Cash flows from operating activities, before changes in operating assets and liabilities, were $1,397.7 million for 2011, compared with $994.9 million for 2010.  The increase was due primarily to changes in net margin and operating expenses discussed in Financial Results and Operating Information on page 42.

The changes in operating assets and liabilities decreased operating cash flows $37.7 million for 2011, compared with a decrease of $160.9 million for 2010.  The change was due primarily to the collection and payment of trade receivables and payables, resulting from the timing of invoices collected from customers and paid to vendors and suppliers, which vary from period to period; and a decrease in volumes of NGLs in storage in our ONEOK Partners segment in the current period, compared with an increase in volumes in storage in our ONEOK Partners segment in the same period last year.

2010 vs. 2009 - Cash flows from operating activities, before changes in operating assets and liabilities, were $994.9 million for 2010, compared with $974.3 million for 2009.  The increase was due primarily to changes in net margin and operating expenses discussed in Financial Results and Operating Information on page 42.

The changes in operating assets and liabilities decreased operating cash flows $160.9 million for 2010, compared with an increase of $478.4 million for 2009, primarily as a result of the impact of commodity prices on our operating assets and liabilities and an increase in volumes of commodities in storage primarily in our Natural Gas Distribution segment and ONEOK Partners’ natural gas liquids business.

Investing Cash Flows - Cash used in investing activities increased for 2011, compared with cash used in investing activities for the same period in 2010, due primarily to ONEOK Partners’ growth projects in its natural gas gathering and processing and natural gas liquids businesses and the $423.7 million in proceeds ONEOK Partners received from the Overland Pass Pipeline transaction in September 2010.

Financing Cash Flows - Cash provided by financing activities increased for 2011 compared with 2010.  The change is a result of ONEOK Partners’ January 2011 debt issuance, a portion of the proceeds from which were used to repay ONEOK Partners’ short-term borrowings and the March 2011 maturity of a portion of ONEOK Partners’ long-term debt.  The net cash flows provided by these financing activities were offset partially by the repayment of a scheduled maturity of ONEOK’s long-term debt, ONEOK’s $300 million share repurchase in May 2011, increased distributions to noncontrolling interests and increased dividends.

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

REGULATORY AND ENVIRONMENTAL MATTERS

Environmental Matters - We are subject to multiple historical and wildlife preservation laws and environmental regulations affecting many aspects of our present and future operations.  Regulated activities include those involving air emissions; storm water and wastewater discharges; handling and disposal of solid and hazardous wastes; hazardous materials transportation; and pipeline and facility construction.  These laws and regulations require us to obtain and comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals.  Failure to comply with these laws, regulations, licenses and permits may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations.  If a leak or spill of hazardous substances or petroleum products occurs from pipelines or facilities that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including response, investigation and cleanup costs, which could affect materially our results of operations and cash flows.  In addition, emission controls required under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities.  We cannot assure that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us.  Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In addition, the EPA issued a proposed rule on air-quality standards, “National Emission Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines,” also known as RICE NESHAP, with a compliance date in 2013.  The rule will require capital expenditures over the next three years for the purchase and installation of new emissions-control equipment.  We do not expect these expenditures to have a material impact on our results of operations, financial position or cash flows.

Additional information about our environmental matters is included in “Environmental and Safety Matters” of Item 1, Business and Note Q of the Notes to Consolidated Financial Statements in this Annual Report.  We cannot assure that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to us.  Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations.  Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters did not have a material impact on earnings or cash flows during 2011, 2010 and 2009.

Financial Markets Legislation - The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets.  Various regulatory agencies, including the SEC and the CFTC, have proposed regulations for implementation of many of the provisions of the Dodd-Frank Act.  Although the CFTC has issued final regulations for certain provisions of the Dodd-Frank Act, many remain outstanding.  In November 2011, the CFTC published final rules on speculative position limits, which we do not expect to impact directly our current risk-management practices.  In December 2011, the CFTC issued an order that further defers the effective date of the provisions of the Dodd-Frank Act that require a rulemaking, such as definitions of certain terms, until the earlier of the effective date of the final rule defining the reference terms or July 16, 2012.  Until the remaining final regulations are established, we are unable to ascertain how we may be affected by them.  Based on our assessment of the regulations issued to date and those proposed, we expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity and interest-rate risks; however, the costs of doing so may increase as a result of the new legislation.  We also may incur additional costs associated with our compliance with the new regulations and anticipated additional record keeping, reporting and disclosure obligations; however, we do not believe the costs will be material.  These requirements could affect adversely market liquidity and pricing of derivative contracts making it more difficult to execute our risk-management strategies in the future.  Also, the anticipated increased costs of compliance by dealers and counterparties likely will be passed on to customers, which could decrease the benefits of hedging to us and could reduce our profitability and liquidity.

Other - Several regulatory initiatives impacted the earnings and future earnings potential for our Natural Gas Distribution segment.  See discussion of our Natural Gas Distribution segment’s regulatory initiatives beginning on page 52.

IMPACT OF NEW ACCOUNTING STANDARDS

Information about the impact of new accounting standards is included in Note A of the Notes to Consolidated Financial Statements in this Annual Report.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements and related disclosures in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions that cannot be known with certainty that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements.  These estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period.  Although we believe these estimates and assumptions are reasonable, actual results could differ from our estimates.

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

Fair Value Measurements - We define fair value as the price that would be received from the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date.  We use the market and income approaches to determine the fair value of our assets and liabilities and consider the markets in which the transactions are executed.  While many of the contracts in our portfolio are executed in liquid markets where price transparency exists, some contracts are executed in markets for which market prices may exist, but the market may be relatively inactive.  This results in limited price transparency that requires management’s judgment and assumptions to estimate fair values.  Inputs into our fair value estimates include commodity exchange prices, over-the-counter quotes, volatility, historical correlations of pricing data and LIBOR and other liquid money-market instrument rates.  We also utilize internally developed basis curves that incorporate observable and unobservable market data.  We validate our valuation inputs with third-party information and settlement prices from other sources, where available.  In addition, as prescribed by the income approach, we compute the fair value of our derivative portfolio by discounting the projected future cash flows from our derivative assets and liabilities to present value using interest-rate yields to calculate present-value discount factors derived from LIBOR, Eurodollar futures and interest-rate swaps.  We also take into consideration the potential impact on market prices of liquidating positions in an orderly manner and over a reasonable period of time using current market conditions.  We consider current market data in evaluating counterparties’, as well as our own, nonperformance risk, net of collateral, by using specific and sector bond yields and also monitoring the credit default swap markets.  Although we use our best estimates to determine the fair value of the derivative contracts we have executed, the ultimate market prices realized could differ from our estimates, and the differences could be material.

The fair value of our forward-starting interest-rate swaps is determined using financial models that incorporate the implied forward LIBOR yield curve for the same period as the future interest-rate swap settlements.

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

For more information on our fair value measurements, fair value sensitivity and a discussion of the market risk of pricing changes, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk and Note C of the Notes to Consolidated Financial Statements in this Annual Report.

Derivatives, Accounting for Financially Settled Transactions and Risk - Management Activities - We engage in wholesale energy marketing, trading and risk-management activities.  We record all derivative instruments at fair value, with the exception of normal purchases and normal sales that are expected to result in physical delivery.

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

To reduce our exposure to fluctuations in natural gas, NGLs and condensate prices, we periodically enter into futures, forwards, options or swap transactions in order to hedge anticipated purchases and sales of natural gas, NGLs and condensate and fuel requirements.  Interest-rate swaps are also used to manage interest-rate risk.  Under certain conditions, we designate these derivative instruments as a hedge against our exposure to changes in fair values or cash flow.  For hedges of exposure to changes in cash flow, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of accumulated other comprehensive income (loss) and is subsequently recorded to earnings when the forecasted transaction affects earnings.  Any ineffectiveness of designated hedges is reported in earnings during the period the ineffectiveness occurs.  However, if a derivative instrument is ineligible for hedge accounting or if the cash flow hedge is not properly designated, changes in fair value of the derivative instrument would be recorded currently in earnings.  Additionally, if a cash flow hedge ceases to qualify for hedge accounting treatment because it is no longer probable that the forecasted transaction will occur, the change in fair value of the derivative instrument would be recognized in earnings.

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

Upon election, many of our purchase and sale agreements that result in physical delivery and that otherwise would be required to follow the accounting for derivative instruments qualify as normal purchases and normal sales exceptions and are therefore exempt from fair value accounting treatment.

For more information on our derivatives and risk management activities, fair value sensitivity and a discussion of the market risk of pricing changes, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk and Note D of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion.

Impairment of Goodwill and Long-Lived Assets, Including Intangible Assets - We assess our goodwill and indefinite-lived intangible assets for impairment at least annually as of July 1.  There were no impairment charges resulting from our 2011, 2010 or 2009 impairment tests.  As part of our impairment test, an initial assessment is made by comparing the fair value of a reporting unit with its book value, including goodwill.  If the fair value is less than the book value, an impairment is indicated, and we must perform a second test to measure the amount of the impairment.  In the second test, we calculate the implied fair value of the goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value determined in step one of the assessment.  If the carrying value of the goodwill exceeds the implied fair value of the goodwill, we will record an impairment charge.

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

As part of our indefinite-lived intangible asset impairment test, we compare the estimated fair value of our indefinite-lived intangible assets with their book values.  The fair value of our indefinite-lived intangible assets is estimated using the market approach.  Under the market approach, we apply multiples to forecasted cash flows of the assets associated with our indefinite-lived intangible assets.  The multiples used are consistent with historical asset transactions.  We determined that there were no impairments to our indefinite-lived intangible asset in 2011, 2010 or 2009.

We assess our long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable.  An impairment is indicated if the carrying amount of a long-lived asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset.  If an impairment is indicated, we record an impairment loss equal to the difference between the carrying value and the fair value of the long-lived asset.  We determined that there were no asset impairments in 2011, 2010 or 2009.

For the investments we account for under the equity method, the impairment test considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary.  Therefore, we periodically reevaluate the amount at which we carry our equity method investments to determine whether current events or circumstances warrant adjustments to our carrying value.  We determined that there were no impairments to our investments in unconsolidated affiliates in 2011, 2010 or 2009.

Our impairment tests require the use of assumptions and estimates such as industry economic factors and the profitability of future business strategies.  If actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may be exposed to future impairment charges.

See Notes E and F for our goodwill and long-lived assets disclosures.

Pension and Postretirement Employee Benefits - We have defined benefit retirement plans covering certain full-time employees.  We sponsor welfare plans that provide postretirement medical and life insurance benefits to certain employees who retire with at least five years of service.  Our actuarial consultant calculates the expense and liability related to these plans and uses statistical and other factors that attempt to anticipate future events.  These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases, age and employment periods.  In determining the projected benefit obligations and costs, assumptions can change from period to period and may result in material changes in the costs and liabilities we recognize.  See Note M of the Notes to Consolidated Financial Statements in this Annual Report for additional information.

Assumed health care cost-trend rates have a significant effect on the amounts reported for our health care plans.  A one percentage point change in assumed health care cost trend rates would have the following effects.

	One Percentage	One Percentage
	Point Increase	Point Decrease
	(Thousands of dollars)
Effect on total of service and interest cost	$1,833	$(1,559)
Effect on postretirement benefit obligation	$17,562	$(16,079)

During 2011, we recorded net periodic benefit costs of $40.0 million related to our defined benefit pension plans and $19.1 million related to postretirement benefits.  We estimate that in 2012, we will record net periodic benefit costs of $47.2 million related to our defined benefit pension plans and $16.0 million related to postretirement benefits.  In determining our estimated expenses for 2012, we assumed an 8.25-percent expected return on plan assets and a discount rate of 5.0 percent.  A decrease in our expected return on plan assets to 8.0 percent would increase our 2012 estimated net periodic benefit costs by approximately $2.5 million for our defined benefit pension plans and would not have a significant impact on our postretirement benefit plans.  A decrease in our assumed discount rate to 4.75 percent would increase our 2012 estimated net periodic benefit costs by approximately $3.6 million for our defined benefit pension plans and would not have a significant impact on our postretirement benefit plans.  During 2011, we made contributions of $62.6 million and $11.5 million to our defined benefit pension plans and postretirement benefit plans, respectively.  In 2011, all contributions to our defined benefit pension plans were attributable to the 2012 plan year.  During the first quarter of 2012, we made a contribution of $60.0 million to our defined benefit pension plan attributable to the 2013 plan year; we do not anticipate that we will be required to make additional material defined benefit pension plan contributions in 2012.  We anticipate our 2012 contributions for our postretirement benefit plans will be approximately $10.7 million.

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures.  We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered, and an amount can be reasonably estimated.  We base our estimates on currently available facts and our assessments of the ultimate outcome or resolution.  Accruals for estimated losses from environmental remediation obligations generally are recognized no later than the completion of a remediation feasibility study.  Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.  Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no material effect on earnings or cash flows during 2011, 2010 and 2009.  Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings.  See Note Q of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of contingencies.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth our contractual obligations related to debt, operating leases and other long-term obligations as of December 31, 2011.  For additional discussion of the debt and operating lease agreements, see Notes H and Q, respectively, of the Notes to the Consolidated Financial Statements in this Annual Report:

	Payments Due by Period
Contractual Obligations	Total	2012	2013	2014	2015	2016	Thereafter
ONEOK	(Thousands of dollars)
Commercial paper	$841,982	$841,982	$-	$-	$-	$-	$-
Long-term debt	989,593	3,329	3,205	3,006	403,006	3,007	574,040
Interest payments on debt	821,000	57,400	57,200	57,000	45,500	35,800	568,100
Operating leases	3,014	1,209	906	638	252	9	-
Firm transportation and storage
contracts	370,586	122,355	87,491	68,209	42,851	26,417	23,263
Financial and physical derivatives	1,031,022	1,017,617	12,565	840	-	-	-
Employee benefit plans	75,385	75,385	-	-	-	-	-
	$4,132,582	$2,119,277	$161,367	$129,693	$491,609	$65,233	$1,165,403

ONEOK Partners
Long-term debt	$3,885,919	$361,062	$7,650	$7,650	$7,650	$1,107,650	$2,394,257
Interest payments on debt	3,768,100	224,300	218,400	216,600	215,300	189,000	2,704,500
Operating leases	17,706	3,414	2,840	2,770	1,292	1,009	6,381
Firm transportation and storage
contracts	38,242	8,997	6,521	6,232	6,081	4,725	5,686
Financial and physical derivatives	149,899	149,899	-	-	-	-	-
Purchase commitments,
rights of way and other	406,989	179,850	43,877	25,877	25,602	25,578	106,205
	$8,266,855	$927,522	$279,288	$259,129	$255,925	$1,327,962	$5,217,029
Total	$12,399,437	$3,046,799	$440,655	$388,822	$747,534	$1,393,195	$6,382,432

Long-term debt - Long-term debt as reported in our Consolidated Balance Sheets includes unamortized debt discount and the unamortized settlement values of interest-rate swaps.

Interest payments on debt - Interest expense is calculated by multiplying long-term debt by the respective coupon rates, adjusted for active swaps.

Operating leases - Our operating leases include leases for office space, pipeline equipment and vehicles.

Firm transportation and storage contracts - We are party to fixed-price contracts for firm transportation and storage capacity.  However, the costs associated with our Natural Gas Distribution segment’s contracts that are recovered through rates as allowed by the applicable regulatory agency are excluded from the table above.

Financial and physical derivatives - These are obligations arising from our fixed- and variable-price purchase commitments for financial and physical commodity derivatives and interest-rate swaps.  However, the commitments associated with our Distribution segment’s contracts are recovered through rates as allowed by the applicable regulatory agency and are excluded from the table above.  Estimated future variable-price purchase commitments are based on market information at December 31, 2011.  Actual future variable-price purchase commitments may vary depending on market prices at the time of delivery.  Not included in these amounts are offsetting cash inflows from our ONEOK Partners and Energy Services segments’ product sales and net positive settlements.  As market information changes daily and is potentially volatile, these values may change significantly.  Additionally, product sales may require additional purchase obligations to fulfill sales obligations that are not reflected in these amounts.

Employee benefit plans - Employee benefit plans include our anticipated contribution to maintain the minimum required funding level to our pension and postretirement benefit plans for 2012.  See Note M of the Notes to Consolidated Financial Statements in this Annual Report for discussion of our employee benefit plans.

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

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Policy and Oversight - We control the scope of risk management, marketing and trading operations through a comprehensive set of policies and procedures involving senior levels of management.  The Audit Committee of our Board of Directors has oversight responsibilities for our risk-management limits and policies.  Our risk oversight committee, comprised of corporate and business-segment officers, oversees all activities related to commodity price and credit risk management, and marketing and trading activities.  The committee also monitors risk metrics including value-at-risk (VAR) and mark-to-market losses.  We have a risk control group that is assigned responsibility for establishing and enforcing the policies and procedures and monitoring certain risk metrics.  Key risk control activities include risk measurement and monitoring, validation of transactions, portfolio valuation, VAR and other risk metrics.

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

ONEOK Partners

ONEOK Partners is exposed to commodity price risk as a result of receiving commodities in exchange for its natural gas gathering and processing services.  To a lesser extent, ONEOK Partners is exposed to the relative price differential between NGLs and natural gas, or the gross processing spread, with respect to its keep-whole contracts.  ONEOK Partners is also exposed to the risk of location price differentials and the cost of third-party transportation to various market locations.  As part of ONEOK Partners’ hedging strategy, ONEOK Partners uses commodity fixed-price physical forwards and derivative contracts, including NYMEX-based futures and over-the-counter swaps, to minimize earnings volatility in its natural gas gathering and processing business related to natural gas, NGL and condensate price fluctuations.

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

As of December 31, 2011, ONEOK Partners had $33.7 million of commodity-related derivative assets and $3.8 million of commodity-related derivative liabilities, excluding the impact of netting. The following tables set forth ONEOK Partners’ hedging information for the periods indicated, as of February 20, 2012:

	Year Ending December 31, 2012
	Volumes Hedged (a)	Average Price		Percentage Hedged
NGLs (Bbl/d)	8,544	$1.24	/ gallon	72%
Condensate (Bbl/d)	1,818	$2.43	/ gallon	73%
Total (Bbl/d)	10,362	$1.45	/ gallon	72%
Natural gas (MMBtu/d)	44,344	$4.13	/ MMBtu	73%
(a) - Hedged with fixed-price swaps.

Year Ending December 31, 2013
Volumes Hedged (a)		Average Price		Percentage Hedged
NGLs (Bbl/d)	367	$2.55	/ gallon	2%
Condensate (Bbl/d)	649	$2.55	/ gallon	23%
Total (Bbl/d)	1,016	$2.55	/ gallon	4%
Natural gas (MMBtu/d)	50,137	$3.85	/ MMBtu	75%
(a) - Hedged with fixed-price swaps.

ONEOK Partners expects its commodity price risk in its gathering and processing business to increase in the future as volumes increase under POP contracts with our customers.  ONEOK Partners’ commodity price risk is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas, excluding the effects of hedging, and assuming normal operating conditions.  ONEOK Partners’ condensate sales are based on the price of crude oil.  ONEOK Partners estimates the following:
•	a $0.01 per gallon change in the composite price of NGLs would change annual net margin by approximately $1.7 million;
•	a $1.00 per barrel change in the price of crude oil would change annual net margin by approximately $1.3 million; and
•	a $0.10 per MMBtu change in the price of natural gas would change annual net margin by approximately $2.2 million.

ONEOK Partners is also exposed to location price differential risk primarily as a result of NGLs in storage, the relative values of the various NGL products to each other, the relative value of NGLs to natural gas and the relative value of NGL purchases at one location and sales at another location.  ONEOK Partners utilizes fixed-price physical forward contracts to reduce earnings volatility related to NGL price fluctuations in the storage and optimization activities of its natural gas liquids business.  ONEOK Partners has not entered into any financial instruments with respect to its natural gas liquids business’s marketing activities.

In addition, ONEOK Partners is exposed to commodity price risk as its natural gas interstate and intrastate pipelines retain natural gas from its customers for operations or as part of its fee for services provided.  When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by its customers, the pipelines must buy or sell natural gas, or store or use natural gas from inventory, which exposes ONEOK Partners to commodity price risk.  At December 31, 2011, there were no hedges in place with respect to natural gas price risk from ONEOK Partners’ natural gas pipeline business.

Natural Gas Distribution

Our Natural Gas Distribution segment uses derivative instruments to hedge the cost of anticipated natural gas purchases during the winter heating months to protect its customers from upward volatility in the market price of natural gas.  Gains or losses associated with these derivative instruments are included in, and recoverable through, the monthly purchased-gas cost-adjustment mechanism.

Energy Services

Our Energy Services segment is exposed to commodity price risk, location risk and price volatility arising from natural gas in storage, peaking natural gas load requirement contracts, asset management contracts and index-based purchases and sales of natural gas at various market locations.  We attempt to mitigate our exposure to commodity price risk through the use of derivative instruments, which, under certain circumstances, are designated as cash flow or fair value hedges.  We are also exposed to commodity price risk from fixed-price purchases and sales of natural gas, which we hedge with derivative instruments.  Both the fixed-price purchases and sales and related derivatives are recorded at fair value.

Fair Value Component of the Energy Marketing and Risk Management Assets and Liabilities - The following table sets forth the fair value component of the energy marketing and risk management assets and liabilities, excluding $80.7 million and $101.1 million of net assets at December 31, 2011 and 2010, respectively, from derivative instruments declared as either fair value or cash flow hedges for the periods indicated:

Fair Value Component of Energy Marketing and Risk Management Assets and Liabilities
(Thousands of dollars)
Net fair value of derivatives outstanding at January 1, 2010	$2,725
Derivatives reclassified or otherwise settled during the period	(7,494)
Fair value of new derivatives entered into during the period	31,817
Other changes in fair value	(18,607)
Net fair value of derivatives outstanding at December 31, 2010	8,441
Derivatives reclassified or otherwise settled during the period	(11,378)
Fair value of new derivatives entered into during the period	70,141
Other changes in fair value	(54,595)
Net fair value of derivatives outstanding at December 31, 2011 (a)	$12,609
(a) - The maturities of derivatives are based on injection and withdrawal periods from April through March, which is consistent with our business strategy. The maturities are as follows: $0.8 million matures through March 2012 and $11.8 million matures through March 2015.

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

The potential impact on our future earnings, as measured by VAR, was $2.7 million and $2.9 million at December 31, 2011 and 2010, respectively.  The following table sets forth the average, high and low VAR calculations for the periods indicated:

	Years Ended December 31,
Value-at-Risk	2011	2010
	(Millions of dollars)
Average	$3.0	$5.5
High	$6.6	$9.6
Low	$1.2	$2.3

Our VAR calculation includes derivatives, executory storage and transportation agreements and their related hedges.  The variations in the VAR data are reflective of market volatility and changes in our portfolio during the year.  The decrease in average VAR for 2011, compared with 2010, was due primarily to lower average commodity prices and decreased price volatility in 2011.

To the extent open commodity positions exist, fluctuating commodity prices can impact our financial results and financial position either favorably or unfavorably.  As a result, we cannot predict with precision the impact risk-management decisions may have on our business, operating results or financial position.

INTEREST-RATE RISK

General - We are subject to the risk of interest-rate fluctuation in the normal course of business.  We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and, at times, interest-rate swaps.  Fixed-rate swaps may be used to reduce our risk of increased interest costs during periods of rising interest rates.  Floating-rate swaps may be used to convert the fixed rates of long-term borrowings into short-term variable rates.  At December 31, 2011, the interest rate on all of ONEOK’s and ONEOK Partners’ long-term debt was fixed, and ONEOK and ONEOK Partners had forward-starting interest-rate swaps that have been designated as cash flow hedges of the variability of interest payments on a portion of a forecasted debt issuance that may result from changes in the benchmark interest rate before the debt is issued.

COUNTERPARTY CREDIT RISK

ONEOK and ONEOK Partners assess the creditworthiness of their counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate.

This page intentionally left blank.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
ONEOK, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of ONEOK, Inc. and its subsidiaries (the Company) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A in the Company's Form 10-K for the year ended December 31, 2011.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 21, 2012

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2011	2010	2009
	(Thousands of dollars, except per share amounts)

Revenues	$14,805,794	$12,678,791	$10,805,753
Cost of sales and fuel	12,425,435	10,616,621	8,807,802
Net margin	2,380,359	2,062,170	1,997,951
Operating expenses
Operations and maintenance	813,666	740,881	729,986
Depreciation and amortization	312,160	307,224	288,923
General taxes	94,657	90,032	100,974
Total operating expenses	1,220,483	1,138,137	1,119,883
Gain (loss) on sale of assets	(963)	18,619	4,806
Operating income	1,158,913	942,652	882,874
Equity earnings from investments (Note O)	127,246	101,880	72,722
Allowance for equity funds used during construction	2,335	1,018	26,868
Other income	1,410	11,527	19,730
Other expense	(9,336)	(11,067)	(14,709)
Interest expense	(297,006)	(292,232)	(300,820)
Income before income taxes	983,562	753,778	686,665
Income taxes (Note N)	(226,048)	(213,720)	(203,008)
Income from continuing operations	757,514	540,058	483,657
Income from discontinued operations, net of tax (Note B)	2,230	1,272	7,547
Net income	759,744	541,330	491,204
Less: Net income attributable to noncontrolling interests	399,150	206,698	185,753
Net income attributable to ONEOK	$360,594	$334,632	$305,451

Amounts attributable to ONEOK:
Income from continuing operations	$358,364	$333,360	$297,904
Income from discontinued operations	2,230	1,272	7,547
Net Income	$360,594	$334,632	$305,451

Basic earnings per share (Note K):
Income from continuing operations	$3.42	$3.14	$2.83
Income from discontinued operations	0.02	0.01	0.07
Net Income	$3.44	$3.15	$2.90

Diluted earnings per share (Note K):
Income from continuing operations	$3.34	$3.09	$2.80
Income from discontinued operations	0.02	0.01	0.07
Net Income	$3.36	$3.10	$2.87

Average shares (thousands)
Basic	104,672	106,368	105,362
Diluted	107,249	107,785	106,320

Dividends declared per share of common stock	$2.16	$1.82	$1.64
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2011	2010	2009
	(Thousands of dollars)

Net income	$759,744	$541,330	$491,204
Other comprehensive income (loss), net of tax
Unrealized gain (losses) on energy marketing and risk management assets/liabilities, net of tax of $(8,670), $(43,039) and $(26,488),
respectively	(19,828)	85,623	24,455
Realized gains in net income, net of tax of $53,714,
$29,278 and $48,059, respectively	(84,025)	(48,117)	(104,549)
Unrealized holding gains (losses) on available-for-sale securities,
net of tax of $242, $44 and $(396), respectively	(384)	(70)	627
Change in pension and postretirement benefit plan liability, net of tax
of $16,298, $7,570 and $9,186, respectively	(25,837)	(12,001)	(14,560)
Other, net of tax of $50, $(45) and $(84), respectively	(79)	71	244
Total other comprehensive income (loss), net of tax	(130,153)	25,506	(93,783)
Comprehensive income	629,591	566,836	397,421
Less: Comprehensive income attributable to noncontrolling interests	366,316	222,393	139,967
Comprehensive income attributable to ONEOK	$263,275	$344,443	$257,454
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2011	2010
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$65,953	$30,341
Accounts receivable, net	1,339,933	1,283,891
Gas and natural gas liquids in storage	549,915	706,912
Commodity imbalances	63,452	94,854
Energy marketing and risk management assets (Notes C and D)	40,280	54,691
Other current assets	185,143	149,521
Assets of discontinued operations (Note B)	74,136	59,525
Total current assets	2,318,812	2,379,735

Property, plant and equipment
Property, plant and equipment	11,177,934	9,853,821
Accumulated depreciation and amortization	2,733,601	2,540,873
Net property, plant and equipment (Note E)	8,444,333	7,312,948

Investments and other assets
Goodwill and intangible assets (Note F)	1,014,127	1,022,894
Investments in unconsolidated affiliates (Note O)	1,223,398	1,188,124
Other assets	695,965	595,474
Total investments and other assets	2,933,490	2,806,492
Total assets	$13,696,635	$12,499,175
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2011	2010
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt (Note H)	$364,391	$643,236
Notes payable (Note G)	841,982	556,855
Accounts payable	1,341,718	1,212,323
Commodity imbalances	202,206	288,494
Energy marketing and risk management liabilities (Notes C and D)	137,680	22,066
Other current liabilities	345,383	416,248
Liabilities of discontinued operations (Note B)	12,815	12,209
Total current liabilities	3,246,175	3,151,431

Long-term debt, excluding current maturities (Note H)	4,529,551	3,686,542

Deferred credits and other liabilities
Deferred income taxes	1,446,591	1,171,997
Other deferred credits	674,586	568,364
Total deferred credits and other liabilities	2,121,177	1,740,361

Commitments and contingencies (Note Q)

Equity (Note I)
ONEOK shareholders' equity:
Common stock, $0.01 par value:
authorized 300,000,000 shares; issued 122,904,924 shares and outstanding
103,254,980 shares at December 31, 2011; issued 122,815,636 shares and
outstanding 106,815,582 shares at December 31, 2010	1,229	1,228
Paid-in capital	1,418,414	1,392,671
Accumulated other comprehensive loss (Note J)	(206,121)	(108,802)
Retained earnings	1,960,374	1,826,800
Treasury stock, at cost: 19,649,944 shares at December 31, 2011 and
16,000,054 shares at December 31, 2010	(935,323)	(663,274)
Total ONEOK shareholders' equity	2,238,573	2,448,623

Noncontrolling interests in consolidated subsidiaries	1,561,159	1,472,218

Total equity	3,799,732	3,920,841
Total liabilities and equity	$13,696,635	$12,499,175
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS	Years Ended December 31,

	2011	2010	2009
	(Thousands of dollars)
Operating Activities
Net income	$759,744	$541,330	$491,204
Depreciation and amortization	312,288	307,317	288,991
Allowance for equity funds used during construction	(2,335)	(1,018)	(26,868)
Loss (gain) on sale of assets	963	(18,619)	(4,806)
Equity earnings from investments	(127,246)	(101,880)	(72,722)
Distributions received from unconsolidated affiliates	132,741	96,958	75,377
Deferred income taxes	256,688	142,303	198,713
Share-based compensation expense	66,371	24,372	23,148
Other	(1,471)	4,153	1,216
Changes in assets and liabilities:
Accounts receivable	(55,861)	92,469	(181,426)
Gas and natural gas liquids in storage	65,845	(164,722)	266,674
Accounts payable	102,621	(43,883)	154,039
Commodity imbalances, net	(54,886)	(15,316)	77,174
Energy marketing and risk management assets and liabilities	(31,999)	112,827	113,540
Fair value of firm commitments	(22,252)	(105,084)	176,799
Pension and postretirement benefits	(29,863)	(68,719)	(42,040)
Other assets and liabilities	(11,376)	31,554	(86,319)
Cash provided by operating activities	1,359,972	834,042	1,452,694
Investing Activities
Capital expenditures (less allowance for equity funds used during construction)	(1,336,067)	(582,748)	(791,245)
Contributions to unconsolidated affiliates	(64,491)	(1,331)	(46,461)
Distributions received from unconsolidated affiliates	23,644	17,847	34,430
Proceeds from sale of assets	1,288	428,908	10,982
Other	4,000	2,968	4,500
Cash used in investing activities	(1,371,626)	(134,356)	(787,794)
Financing Activities
Borrowing (repayment) of notes payable, net	285,127	(325,015)	(518,130)
Repayment of notes payable with maturities over 90 days	-	-	(870,000)
Issuance of debt, net of discounts	1,295,450	-	498,325
Long-term debt financing costs	(10,986)	-	(4,000)
Payment of debt	(727,562)	(262,715)	(114,975)
Repurchase of common stock	(300,108)	(7)	(254)
Issuance of common stock	17,906	20,912	17,317
Issuance of common units, net of discounts	-	322,701	241,642
Dividends paid	(227,020)	(193,542)	(172,774)
Distributions to noncontrolling interests	(277,375)	(260,385)	(222,710)
Cash provided by (used in) financing activities	55,432	(698,051)	(1,145,559)
Change in cash and cash equivalents	43,778	1,635	(480,659)
Change in cash and cash equivalents included in discontinued operations	(8,166)	(2,211)	15,558
Change in cash and cash equivalents from continuing operations	35,612	(576)	(465,101)
Cash and cash equivalents at beginning of period	30,341	30,917	496,018
Cash and cash equivalents at end of period	$65,953	$30,341	$30,917
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$278,162	$298,354	$314,509
Cash paid (refunds received) for income taxes	$(68,696)	$16,841	$30,560
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	ONEOK Shareholders' Equity
				Accumulated
	Common			Other
	Stock	Common	Paid-in	Comprehensive
	Issued	Stock	Capital	Income (Loss)
	(Shares)	(Thousands of dollars)

January 1, 2009	121,647,007	$1,216	$1,301,153	$(70,616)
Net income	-	-	-	-
Other comprehensive loss	-	-	-	(47,997)
Repurchase of common stock	-	-	-	-
Common stock issued	747,008	8	21,187	-
Common stock dividends -
$1.64 per share	-	-	-	-
Issuance of common units of ONEOK Partners	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-
December 31, 2009	122,394,015	1,224	1,322,340	(118,613)
Net income	-	-	-	-
Other comprehensive income	-	-	-	9,811
Repurchase of common stock	-	-	-	-
Common stock issued	421,621	4	19,600	-
Common stock dividends -
$1.82 per share	-	-	-	-
Issuance of common units of ONEOK Partners	-	-	50,731	-
Distributions to noncontrolling interests	-	-	-	-
Other	-	-	-	-
December 31, 2010	122,815,636	1,228	1,392,671	(108,802)
Net income	-	-	-	-
Other comprehensive income	-	-	-	(97,319)
Repurchase of common stock	-	-	-	-
Common stock issued	89,288	1	25,743	-
Common stock dividends -
$2.16 per share	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-
December 31, 2011	122,904,924	$1,229	$1,418,414	$(206,121)
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Continued)
	ONEOK Shareholders' Equity
			Noncontrolling
			Interests in
	Retained	Treasury	Consolidated	Total
	Earnings	Stock	Subsidiaries	Equity
	(Thousands of dollars)

January 1, 2009	$1,553,033	$(696,616)	$1,079,369	$3,167,539
Net income	305,451	-	185,753	491,204
Other comprehensive income	-	-	(45,786)	(93,783)
Repurchase of common stock	-	(254)	-	(254)
Common stock issued	-	13,403	-	34,598
Common stock dividends -
$1.64 per share	(172,774)	-	-	(172,774)
Issuance of common units of ONEOK Partners	-	-	241,642	241,642
Distributions to noncontrolling interests	-	-	(222,710)	(222,710)
December 31, 2009	1,685,710	(683,467)	1,238,268	3,445,462
Net income	334,632	-	206,698	541,330
Other comprehensive income	-	-	15,695	25,506
Repurchase of common stock	-	(7)	-	(7)
Common stock issued	-	20,200	-	39,804
Common stock dividends -
$1.82 per share	(193,542)	-	-	(193,542)
Issuance of common units of ONEOK Partners	-	-	271,970	322,701
Distributions to noncontrolling interests	-	-	(260,385)	(260,385)
Other	-	-	(28)	(28)
December 31, 2010	1,826,800	(663,274)	1,472,218	3,920,841
Net income	360,594	-	399,150	759,744
Other comprehensive income	-	-	(32,834)	(130,153)
Repurchase of common stock	-	(300,108)	-	(300,108)
Common stock issued	-	28,059	-	53,803
Common stock dividends -
$2.16 per share	(227,020)	-	-	(227,020)
Distributions to noncontrolling interests	-	-	(277,375)	(277,375)
December 31, 2011	$1,960,374	$(935,323)	$1,561,159	$3,799,732

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations - We are a diversified energy company and successor to the company founded in 1906 known as Oklahoma Natural Gas Company.  We are a corporation incorporated under the laws of the state of Oklahoma, and our common stock is listed on the NYSE under the trading symbol “OKE.”  We are the sole general partner and own 42.8 percent of ONEOK Partners, L.P. (NYSE: OKS), one of the largest publicly traded master limited partnerships.

We have divided our operations into three reportable business segments as follows:
•	ONEOK Partners;
•	Natural Gas Distribution; and
•	Energy Services.

ONEOK Partners is a diversified master limited partnership involved in the gathering, processing, storage and transportation of natural gas in the United States.  In addition, ONEOK Partners owns one of the nation’s premier natural gas liquids systems, connecting NGL supply in the Mid-Continent and Rocky Mountain regions with key market centers.  To aid in understanding the important business and financial characteristics of our ONEOK Partners segment, the following describes its business with reference to its underlying activities.

ONEOK Partners’ natural gas gathering and processing business is engaged in the gathering and processing of natural gas produced from crude oil and natural gas wells, primarily in the Mid-Continent and Rocky Mountain regions.  These regions include the NGL-rich Cana-Woodford Shale and Granite Wash formations; the Mississippian Lime formation of Oklahoma and Kansas; Hugoton and Central Kansas Uplift Basins of Kansas; the Williston Basin of Montana and North Dakota that includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations; and the Powder River Basin of Wyoming.  In the Powder River Basin, the natural gas that ONEOK Partners gathers is coal-bed methane, or dry, natural gas that does not require processing or NGL extraction in order to be marketable.  Dry natural gas is gathered, compressed and delivered into a downstream pipeline or marketed for a fee.

ONEOK Partners’ natural gas pipeline business operates interstate and intrastate natural gas transmission pipelines, natural gas storage facilities and nonprocessable natural gas gathering facilities.  ONEOK Partners’ FERC-regulated interstate assets transport natural gas through pipelines that access supply from Canada and from the Mid-Continent, Rocky Mountain and Gulf Coast regions.  ONEOK Partners’ intrastate natural gas pipeline assets are located in Oklahoma, Texas and Kansas, and have access to major natural gas producing areas in those states, including the Cana-Woodford, Granite Wash and Mississippian Lime formations.  ONEOK Partners owns underground natural gas storage facilities in Oklahoma, Kansas and Texas, which are connected to its intrastate natural gas pipeline assets.

ONEOK Partners’ natural gas liquids business consists of facilities that gather, fractionate and treat NGLs and store NGL products primarily in Oklahoma, Kansas and Texas.  Its natural gas liquids business owns or has an ownership interest in FERC-regulated natural gas liquids gathering and distribution pipelines in Oklahoma, Kansas, Texas, Wyoming and Colorado and terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois.  It also owns FERC-regulated natural gas liquids distribution and refined petroleum products pipelines in Kansas, Missouri, Nebraska, Iowa and Illinois that connect its Mid-Continent assets with Midwest markets, including Chicago, Illinois.  ONEOK Partners’ natural gas liquids business also owns and operates truck and rail-loading and unloading facilities that interconnect with its fractionation and pipeline assets.

Our Natural Gas Distribution segment provides natural gas distribution services to more than 2 million customers in Oklahoma, Kansas and Texas through Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service.  We serve residential, commercial, industrial and transportation customers in all three states.  In addition, our natural gas distribution companies serve wholesale and public authority customers.

Our Energy Services segment is a provider of nonuniform natural gas supply and risk-management services for natural gas and electric utilities and commercial and industrial customers with natural gas needs.  We use a network of leased storage and transportation capacity to supply natural gas to our customers.  This network connects the major supply and demand centers throughout the United States and into Canada and, coupled with our industry knowledge and market intelligence, allows us to provide our customers with customized services in a more efficient and reliable manner than they can achieve independently.  Our customers are primarily LDCs, electric utilities and commercial and industrial end-users.  Our customers’ natural gas needs vary with seasonal changes in weather and are therefore somewhat unpredictable.

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

Fair Value Measurements - We define fair value as the price that would be received from the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date.  We use the market and income approaches to determine the fair value of our assets and liabilities and consider the markets in which the transactions are executed.  While many of the contracts in our portfolio are executed in liquid markets where price transparency exists, some contracts are executed in markets for which market prices may exist, but the market may be relatively inactive.  This results in limited price transparency that requires management’s judgment and assumptions to estimate fair values.  Inputs into our fair value estimates include commodity exchange prices, over-the-counter quotes, volatility, historical correlations of pricing data and LIBOR and other liquid money market instrument rates.  We also utilize internally developed basis curves that incorporate observable and unobservable market data.  We validate our valuation inputs with third-party information and settlement prices from other sources, where available.  In addition, as prescribed by the income approach, we compute the fair value of our derivative portfolio by discounting the projected future cash flows from our derivative assets and liabilities to present value using interest-rate yields to calculate present-value discount factors derived from LIBOR, Eurodollar futures and interest-rate swaps.  We also take into consideration the potential impact on market prices of liquidating positions in an orderly manner over a reasonable period of time under current market conditions.  We consider current market data in evaluating counterparties’, as well as our own, nonperformance risk, net of collateral, by using specific and sector bond yields and also monitor the credit default swap markets.  Although we use our best estimates to determine the fair value of the derivative contracts we have executed, the ultimate market prices realized could differ from our estimates, and the differences could be material.

The fair value of our forward-starting interest-rate swaps is determined using financial models that incorporate the implied forward LIBOR yield curve for the same period as the future interest-rate swap settlements.

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

We recognize transfers into and out of Level 3 as of the end of each reporting period.  Transfers into Level 3 represent existing assets or liabilities that were categorized previously at a higher level for which the unobservable inputs became a more significant portion of the fair value estimates.  Transfers out of Level 3 represent existing assets and liabilities that were classified previously as Level 3 for which the observable inputs became a more significant portion of the fair value estimates.

Determining the appropriate classification of our fair value measurements within the fair value hierarchy requires management’s judgment regarding the degree to which market data is observable or corroborated by observable market data.  We categorize derivatives for which fair value is determined using multiple inputs within a single level, based on the lowest level input that is significant to the fair value measurement in its entirety.  See Note C for additional disclosures of our fair value measurements.

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

Our Natural Gas Distribution segment’s major industrial and commercial natural gas distribution customers are invoiced at the end of each month.  All natural gas distribution residential customers, all retail customers and some distribution commercial customers are invoiced on a cyclical basis throughout the month, and we accrue unbilled revenues at the end of each month.

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

Accounts Receivable - Accounts receivable represent valid claims against nonaffiliated customers for products sold or services rendered, net of allowances for doubtful accounts.  We assess the creditworthiness of our counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate.  Outstanding customer receivables are reviewed regularly for possible nonpayment indicators and allowances for doubtful accounts are recorded based upon management’s estimate of collectability at each balance sheet date.  At December 31, 2011 and 2010, our allowance for doubtful accounts was not material.

Inventories - The values of current natural gas and NGLs in storage are determined using the lower of weighted-average cost or market method.  Noncurrent natural gas and NGLs are classified as property and valued at cost.  Materials and supplies are valued at average cost.

Commodity Imbalances - Commodity imbalances represent amounts payable or receivable for NGL exchange contracts and natural gas pipeline imbalances and are valued at fair value.  Under the majority of our NGL exchange agreements, we physically receive volumes of unfractionated NGLs, including the risk of loss and legal title to such volumes, from the exchange counterparty.  In turn, we deliver NGL products back to the customer and charge them gathering and fractionation fees.  To the extent that the volumes we receive under such agreements differ from those we deliver, we record a net exchange receivable or payable position with the counterparties.  These net exchange receivables and payables are settled with movements of NGL products rather than with cash.  Natural gas pipeline imbalances are settled in cash or in-kind, subject to the terms of the pipelines’ tariffs or by agreement.

Derivatives and Risk Management Activities - We record all derivative instruments at fair value, with the exception of normal purchases and normal sales that are expected to result in physical delivery.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it.

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

Gains or losses associated with the fair value of derivative instruments entered into by our Natural Gas Distribution segment are included in, and recoverable through, the monthly purchased-gas cost mechanism.

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

See Notes C and D for more discussion of our fair value measurements and risk management and hedging activities using derivatives.

Property, Plant and Equipment - Our properties are stated at cost, including AFUDC.  Generally, the cost of regulated property retired or sold, plus removal costs, less salvage, is charged to accumulated depreciation.  Gains and losses from sales or retirement of nonregulated properties or an entire operating unit or system of our regulated properties are recognized in income.  Maintenance and repairs are charged directly to expense.

The interest portion of AFUDC represents the cost of borrowed funds used to finance construction activities.  We capitalize interest costs during the construction or upgrade of qualifying assets.  Interest costs capitalized in 2011, 2010 and 2009 were $24.0 million, $4.9 million and $17.0 million, respectively.  Capitalized interest is recorded as a reduction to interest expense.

The equity portion of AFUDC represents the capitalization of the estimated average cost of equity used during the construction of major projects and is recorded in the cost of our regulated properties and as a credit to the allowance for equity funds used during construction.

Our properties are depreciated using the straight-line method over their estimated useful lives.  Generally, we apply composite depreciation rates to functional groups of property having similar economic circumstances.  We periodically conduct depreciation studies to assess the economic lives of our assets.  For our regulated assets, these depreciation studies are completed as a part of our rate proceedings, and the changes in economic lives, if applicable, are implemented prospectively when the new rates are billed.  For our nonregulated assets, if it is determined that the estimated economic life changes, the changes are made prospectively.  Changes in the estimated economic lives of our property, plant and equipment could have a material effect on our financial position or results of operations.

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

Impairment of Goodwill and Long-Lived Assets, Including Intangible Assets - We assess our goodwill and indefinite-lived intangible assets for impairment at least annually as of July 1.  As part of our impairment test, an initial assessment is made by comparing the fair value of a reporting unit with its book value, including goodwill.  If the fair value is less than the book value, an impairment is indicated, and we must perform a second test to measure the amount of the impairment.  In the second test, we calculate the implied fair value of the goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value determined in step one of the assessment.  If the carrying value of the goodwill exceeds the implied fair value of the goodwill, we will record an impairment charge.  There were no impairment charges resulting from our 2011, 2010 or 2009 impairment tests.

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

As part of our indefinite-lived intangible asset impairment test, we compare the estimated fair value of our indefinite-lived intangible assets with their book values.  The fair value of our indefinite-lived intangible assets is estimated using the market approach.  Under the market approach, we apply multiples to forecasted cash flows of the assets associated with our indefinite-lived intangible assets.  The multiples used are consistent with historical asset transactions.  We determined that there were no impairments to our indefinite-lived intangible asset in 2011, 2010 or 2009.

We assess our long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable.  An impairment is indicated if the carrying amount of a long-lived asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset.  If an impairment is indicated, we record an impairment loss equal to the difference between the carrying value and the fair value of the long-lived asset.  We determined that there were no asset impairments in 2011, 2010 or 2009.

For the investments we account for under the equity method, the impairment test considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary.  Therefore, we periodically reevaluate the amount at which we carry our equity method investments to determine whether current events or circumstances warrant adjustments to our carrying value.  We determined that there were no impairments to our investments in unconsolidated affiliates in 2011, 2010 or 2009.

Our impairment tests require the use of assumptions and estimates such as industry economic factors and the profitability of future business strategies.  If actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may be exposed to future impairment charges.

See Notes E and F for our goodwill and long-lived assets disclosures.

Regulation - Our natural gas distribution operations and ONEOK Partners’ intrastate natural gas transmission pipelines are subject to the rate regulation and accounting requirements of the OCC, KCC, RRC and various municipalities in Texas.  ONEOK Partners’ interstate natural gas and natural gas liquids pipelines are subject to regulation by the FERC.  In Kansas and Texas, natural gas storage may be regulated by the state and the FERC for certain types of services.  Oklahoma Natural Gas, Kansas Gas Service, Texas Gas Service and portions of our ONEOK Partners segment follow the accounting and reporting guidance for regulated operations.  During the rate-making process, regulatory authorities set the framework for what we can charge customers for our services and establish the manner that our costs are accounted for, including allowing us to defer recognition of certain costs and permitting recovery of the amounts through rates over time, as opposed to expensing such costs as incurred.  Examples include costs for fuel and fuel losses, acquisition costs and contributions in aid of construction.  This allows us to stabilize rates over time rather than passing such costs on to the customer for immediate recovery.  Actions by regulatory authorities could have an effect on the amount recovered from rate payers.  Any difference in the amount recoverable and the amount deferred is recorded as income or expense at the time of the regulatory action.  A write-off of regulatory assets and costs not recovered may be required if all or a portion of the regulated operations have rates that are no longer:

•	established by independent, third-party regulators;
•	designed to recover the specific entity’s costs of providing regulated services; and
•	set at levels that will recover our costs when considering the demand and competition for our services.

At December 31, 2011 and 2010, we recorded regulatory assets of approximately $539.7 million and $463.9 million, respectively, which are being recovered as a result of various approved rate proceedings or are expected to be recovered.  Of these amounts, approximately $466.6 million and $375.1 million relate to our pension and postretirement benefit plans at December 31, 2011 and 2010, respectively, which are discussed on page 107.  Regulatory assets are being recovered as a result of approved rate proceedings over varying time periods up to 40 years.  These assets are reflected in other assets on our Consolidated Balance Sheets.

Pension and Postretirement Employee Benefits - We have defined benefit retirement plans covering certain full-time employees.  We sponsor welfare plans that provide postretirement medical and life insurance benefits to certain employees who retire with at least five years of service.  Our actuarial consultant calculates the expense and liability related to these plans and uses statistical and other factors that attempt to anticipate future events.  These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases, age and employment periods.  In determining the projected benefit obligations and costs, assumptions can change from period to period and may result in material changes in the costs and liabilities we recognize.  See Note M for more discussion of pension and postretirement employee benefits.

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

We utilize a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that is taken or expected to be taken in a tax return.  We reflect penalties and interest as part of income tax expense as they become applicable for tax provisions that do not meet the more-likely-than-not recognition threshold and measurement attribute.  During 2011, 2010 and 2009, our tax positions did not require an establishment of a material reserve.

We file numerous consolidated and separate income tax returns with federal tax authorities of the United States and Canada, along with the tax authorities of several states.  There are no United States federal audits or statute waivers at this time.  We have been notified by the state of Texas of its intent to audit tax years 2008-2011.  See Note N for additional discussion of income taxes.

Asset Retirement Obligations - Asset retirement obligations represent legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.  We recognize the fair value of a liability for an asset retirement obligation in the period when it is incurred if a reasonable estimate of the fair value can be made.  We are not able to estimate reasonably the fair value of the asset retirement obligations for portions of our assets because the settlement dates are indeterminable.  For our assets that we are able to make an estimate, the fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset.  The liability is accreted at the end of each period through charges to operating expense.  If the obligation is settled for an amount other than the carrying amount of the liability, we will recognize a gain or loss on settlement.  The depreciation and amortization expense are immaterial to our consolidated financial statements.

In accordance with long-standing regulatory treatment, we collect through rates the estimated costs of removal on certain regulated properties through depreciation expense, with a corresponding credit to accumulated depreciation and amortization.  These removal costs are nonlegal obligations; however, the amounts collected that are in excess of these nonlegal asset-removal costs incurred are accounted for as a regulatory liability.  Historically, the regulatory authorities that have jurisdiction over our regulated operations have not required us to quantify this amount; rather, these costs are addressed prospectively in depreciation rates and are set in each general rate order.  We have made an estimate of our regulatory liability using current rates since the last general rate order in each of our jurisdictions; however, significant uncertainty exists regarding the ultimate determination of this liability, pending, among other issues, clarification of regulatory intent.  We continue to monitor the regulatory authorities, and the liability may be adjusted as more information is obtained.  We record the estimated nonlegal asset removal obligation in noncurrent liabilities in other deferred credits on our Consolidated Balance Sheets.  To the extent this estimated liability is adjusted, such amounts will be reclassified between accumulated depreciation and amortization and other deferred credits and therefore will not have an impact on earnings.

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures.  We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be estimated reasonably.  We base our estimates on currently available facts and our estimates of the ultimate outcome or resolution.  Accruals for estimated losses from environmental remediation obligations generally are recognized no later than the completion of a remediation feasibility study.  Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.  Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings.  See Note Q for additional discussion of contingencies.

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

Recently Issued Accounting Standards Update - In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires separate disclosures of purchases, sales, issuances and settlements in the reconciliation of our Level 3 fair value measurements.  We adopted this guidance with our March 31, 2011, Quarterly Report, and the impact was not material.  Other provisions of ASU 2010-06 were adopted in 2010.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS),” which provides a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS.  This new guidance changes some fair value measurement principles and disclosure requirements.  We expect the impact of this guidance to be immaterial when we adopt it beginning with our March 31, 2012, Quarterly Report.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which provides two options for presenting items of net income, comprehensive income and total comprehensive income by creating either one continuous statement of comprehensive income or two separate consecutive statements, and requires certain other disclosures.  In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which deferred certain presentation requirements in ASU 2011-05 for items reclassified out of accumulated other comprehensive income.  We expect the impact of this guidance to be immaterial when we adopt it beginning with our March 31, 2012, Quarterly Report.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test.  An entity may also resume performing the qualitative assessment in any subsequent period.  We will adopt this guidance beginning with our July 1, 2012, goodwill impairment test.

B.           DISCONTINUED OPERATIONS

In December 2011, we entered into a definitive agreement to sell ONEOK Energy Marketing Company to Constellation Energy Group, Inc. for $22.5 million plus working capital.  The transaction closed on February 1, 2012.  The financial information of ONEOK Energy Marketing Company is reflected as discontinued operations in this Annual Report.  All prior periods presented have been recast to reflect the discontinued operations.

The amounts of revenue, costs and income taxes reported in discontinued operations are set forth in the table below for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
	(Thousands of dollars)
Operating revenues	$313,371	$351,260	$305,897
Cost of sales and fuel	302,561	340,888	287,902
Net margin	10,810	10,372	17,995
Operating costs	7,147	8,914	6,162
Depreciation, depletion and amortization	128	93	68
Operating income	3,535	1,365	11,765
Other income (expense), net	(50)	21	95
Income taxes	(1,255)	(114)	(4,313)
Income from discontinued operations, net	$2,230	$1,272	$7,547

The following table discloses the major classes of discontinued assets and liabilities included on our Consolidated Balance Sheets for the periods indicated:

	December 31,
	2011	2010
Assets	(Thousands of dollars)
Cash and cash equivalents	$8,859	$693
Accounts receivable, net	47,967	48,834
Gas in storage	2,101	2,020
Energy marketing and risk management assets	15,016	7,703
Property, plant and equipment, net	145	235
Other assets	48	40
Assets of discontinued operations	$74,136	$59,525

Liabilities
Accounts payable	$11,435	$3,147
Energy marketing and risk management liabilities	629	1,053
Other liabilities	751	8,009
Liabilities of discontinued operations	$12,815	$12,209

At December 31, 2011 and 2010, the liabilities of our discontinued operations exclude $45.7 million and $40.2 million, respectively, of intercompany payables due to its parent or other affiliates.

C.           FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for our continuing and discontinued operations for the periods indicated:
	December 31, 2011
	Level 1	Level 2	Level 3	Netting	Total
	(Thousands of dollars)
Assets
Derivatives (a)
Commodity contracts
Financial contracts	$545,247	$13,874	$32,931	$-	$592,052
Physical contracts	-	23,879	14,916	-	38,795
Netting	-	-	-	(569,243)	(569,243)
Total derivatives	545,247	37,753	47,847	(569,243)	61,604
Trading securities (b)	5,749	-	-	-	5,749
Available-for-sale investment securities (c)	1,949	-	-	-	1,949
Total assets	$552,945	$37,753	$47,847	$(569,243)	$69,302

Liabilities
Derivatives (a)
Commodity contracts
Financial contracts	$(479,073)	$(6,498)	$(20,995)	$-	$(506,566)
Physical contracts	-	(261)	(1,748)	-	(2,009)
Netting	-	-	-	497,608	497,608
Interest-rate contracts	-	(128,666)	-	-	(128,666)
Total derivatives	(479,073)	(135,425)	(22,743)	497,608	(139,633)
Fair value of firm commitments (d)	-	-	(7,283)	-	(7,283)
Total liabilities	$(479,073)	$(135,425)	$(30,026)	$497,608	$(146,916)
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheets as energy marketing and risk-management assets and liabilities, other assets and other deferred credits on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At December 31, 2011, we held $73.3 million of cash collateral and had posted $1.7 million of cash collateral with various counterparties.

(b) - Included in our Consolidated Balance Sheets as other current assets.
(c) - Included in our Consolidated Balance Sheets as other assets.
(d) - Included in our Consolidated Balance Sheets as other current liabilities and other deferred assets.

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
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheets as energy marketing and risk-management assets and liabilities, other assets and other deferred credits on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At December 31, 2010, we held $82.5 million of cash collateral and had posted $1.1 million of cash collateral with various counterparties.

(b) - Included in our Consolidated Balance Sheets as other current assets.
(c) - Included in our Consolidated Balance Sheets as other assets.
(d) - Included in our Consolidated Balance Sheets as other current liabilities and other deferred credits.

The tables above include balances for ONEOK Energy Marketing Company that have been reflected as a discontinued component in our Consolidated Balance Sheets.  At December 31, 2011, we had $15.0 million in derivative assets and $0.6 million in derivative liabilities related to this discontinued operation.  At December 31, 2010, we had $7.7 million in derivative assets and $1.1 million in derivative liabilities related to this discontinued operation.

Our Level 1 fair value measurements are based on NYMEX-settled prices and actively quoted prices for equity securities.  These balances are comprised predominantly of exchange-traded derivative contracts, including futures and certain options for natural gas and crude oil, which are valued based on unadjusted quoted prices in active markets.  Also included in Level 1 are equity securities.

Our Level 2 fair value inputs are based on NYMEX-settled prices for natural gas and crude oil that are utilized to determine the fair value of certain nonexchange-traded financial instruments, including natural gas and crude oil swaps, as well as physical forwards.  Also, included in Level 2 are interest-rate swaps that are valued using financial models that incorporate the implied forward LIBOR yield curve for the same period as the future interest swap settlements.

Our Level 3 inputs include internally developed basis curves incorporating observable and unobservable market data, NGL price curves from broker quotes, market volatilities derived from the most recent NYMEX close spot prices and forward LIBOR curves, and adjustments for the credit risk of our counterparties.  We corroborate the data on which our fair value estimates are based using our market knowledge of recent transactions, analysis of historical correlations and validation with independent broker quotes.  The derivatives categorized as Level 3 include natural gas basis swaps, swing swaps, options, other commodity swaps and physical forward contracts.  Also included in Level 3 are the fair values of firm commitments.  We do not believe that our Level 3 fair value estimates have a material impact on our results of operations, as the majority of our derivatives are accounted for as hedges for which ineffectiveness is not material.

The following tables set forth the reconciliation of our Level 3 fair value measurements for the periods indicated:

	Derivative Assets (Liabilities)	Fair Value of Firm Commitments	Total
	(Thousands of dollars)
January 1, 2011	$49,266	$(29,536)	$19,730
Total realized/unrealized gains (losses):
Included in earnings (a)	(28,425)	22,253	(6,172)
Included in other comprehensive income (loss)	5,443	-	5,443
Transfers into Level 3	1,428	-	1,428
Transfers out of Level 3	(2,608)	-	(2,608)
December 31, 2011	$25,104	$(7,283)	$17,821

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of December 31, 2011 (a)	$21,349	$(6,581)	$14,768
(a) - Reported in revenues and cost of sales and fuel in our Consolidated Statements of Income.

	Derivative Assets (Liabilities)	Fair Value of Firm Commitments	Total
	(Thousands of dollars)
January 1, 2010	$136,694	$(134,620)	$2,074
Total realized/unrealized gains (losses):
Included in earnings (a)	(91,662)	105,084	13,422
Included in other comprehensive income (loss)	11,122	-	11,122
Transfers into Level 3	765	-	765
Transfers out of Level 3	(7,653)	-	(7,653)
December 31, 2010	$49,266	$(29,536)	$19,730

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of December 31, 2010 (a)	$22,101	$(4,551)	$17,550
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

The estimated fair value of our consolidated long-term debt, including current maturities, was $5.6 billion and $4.7 billion at December 31, 2011 and 2010, respectively.  The book value of long-term debt, including current maturities, was $4.9 billion and $4.3 billion at December 31, 2011 and 2010, respectively.  The estimated fair value of long-term debt has been determined using quoted market prices of ONEOK’s and ONEOK Partners’ senior notes or similar issues with similar terms and maturities.

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

Our Natural Gas Distribution segment also uses derivative instruments to hedge the cost of a portion of anticipated natural gas purchases during the winter heating months to protect our customers from upward volatility in the market price of natural gas.  The use of these derivative instruments and the associated recovery of these costs have been approved by the OCC, KCC and regulatory authorities in certain of our Texas jurisdictions.

At December 31, 2011, ONEOK and ONEOK Partners had forward-starting interest-rate swaps with notional amounts of $500 million and $750 million, respectively, that have been designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued.  In January 2012, ONEOK entered into an additional interest-rate swap that was designated as a cash flow hedge with a notional amount of $200 million.  Upon issuance in January 2012 of our $700 million of 4.25-percent senior notes due 2022, ONEOK settled its swaps and realized a loss of $44.1 million that will be amortized to interest expense over the term of the debt.  At December 30, 2010, ONEOK and ONEOK Partners did not have any interest-rate swap agreements.

Fair Values of Derivative Instruments - The following table sets forth the fair values of our derivative instruments for our continuing and discontinued operations for the periods indicated:

	December 31, 2011			December 31, 2010
	Fair Values of Derivatives (a)			Fair Values of Derivatives (a)
	Assets		(Liabilities)	Assets		(Liabilities)
	(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	$184,184	(b)	$(73,346)	$136,040	(c)	$(23,843)
Physical contracts	62		(344)	-		(883)
Interest-rate contracts	-		(128,666)	-		-
Total derivatives designated as hedging instruments	184,246		(202,356)	136,040		(24,726)
Derivatives not designated as hedging instruments
Commodity contracts
Nontrading instruments
Financial contracts	295,948		(323,170)	125,503		(144,940)
Physical contracts	38,733		(1,665)	33,576		(7,214)
Trading instruments
Financial contracts	111,920		(110,050)	20,640		(18,656)
Total derivatives not designated as hedging instruments	446,601		(434,885)	179,719		(170,810)
Total derivatives	$630,847		$(637,241)	$315,759		$(195,536)
(a) - Included on a net basis in energy marketing and risk-management assets and liabilities on our Consolidated Balance Sheets.
(b) - Includes $88.9 million of derivative assets associated with cash flow hedges of inventory that were adjusted to reflect the lower of cost or market value. The deferred gains associated with these assets have been reclassified from accumulated other comprehensive loss.

(c) - Includes $44.9 million of derivative assets associated with cash flow hedges of inventory that were adjusted to reflect the lower of cost or market value. The deferred gains associated with these assets have been reclassified from accumulated other comprehensive loss.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for our continuing and discontinued operations for the periods indicated:

		December 31, 2011		December 31, 2010
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Exchange futures	21.2	(23.4)	0.4	(7.6)
	Swaps	19.5	(111.9)	3.0	(69.9)
- Crude oil and NGLs (MMBbl)	Swaps	-	(2.9)	-	(1.5)
Basis
- Natural gas (Bcf)	Forwards and swaps	3.2	(82.8)	2.8	(64.9)
Interest-rate contracts (Millions of dollars)	Forward-starting swaps	$1,250.0	-	-	-

Fair value hedges
Basis
- Natural gas (Bcf)	Forwards and swaps	76.5	(77.0)	141.1	(141.1)

Derivatives not designated as hedging instruments:
Fixed price
- Natural gas (Bcf)	Exchange futures	76.9	(59.6)	34.6	(20.6)
	Forwards and swaps	235.8	(253.4)	73.6	(100.3)
	Options	33.6	(14.3)	81.0	(74.3)
- Crude and NGLs (MMBbl)	Forwards and swaps	-	-	0.6	(0.6)
Basis
- Natural gas (Bcf)	Forwards and swaps	216.9	(219.3)	411.5	(419.7)
Index
- Natural gas (Bcf)	Forwards and swaps	29.3	(22.1)	33.6	(6.1)
These notional amounts are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and consequently do not reflect our actual exposure to market or credit risk.

Cash Flow Hedges - Our Energy Services and ONEOK Partners segments use derivative instruments to hedge the cash flows associated with anticipated purchases and sales of natural gas, NGLs and condensate and cost of fuel used in the transportation of natural gas.  Accumulated other comprehensive income (loss) at December 31, 2011, includes net losses of approximately $1.8 million, net of tax, related to these hedges that will be recognized within the next 24 months as the forecasted transactions affect earnings.  If prices remain at current levels, we will recognize $12.8 million in net losses over the next 12 months, and we will recognize net gains of $11.0 million thereafter.  The amounts deferred in accumulated comprehensive income (loss) attributable to our interest-rate swaps will be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of the debt.

In 2011 and 2010, cost of sales and fuel in our Consolidated Statements of Income includes $91.1 million and $58.7 million in each period, respectively, reflecting an adjustment to natural gas inventory at the lower of cost or market value.  In each period, we reclassified $91.1 million and $58.7 million, respectively, of deferred gains, before income taxes, on associated cash flow hedges from accumulated other comprehensive income (loss) into earnings.

The following table sets forth the effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2011	2010	2009
	(Thousands of dollars)
Commodity contracts	$117,508	$128,662	$49,344
Interest rate contracts	(128,666)	-	1,599
Total gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion)	$(11,158)	$128,662	$50,943

The following tables set forth the effect of cash flow hedges on our Consolidated Statements of Income for the periods indicated:

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Effective Portion)
Derivatives in Cash Flow		Years Ended December 31,
Hedging Relationships		2011	2010	2009
		(Thousands of dollars)
Commodity contracts	Revenues	$48,601	$68,209	$188,144
Commodity contracts	Cost of sales and fuel	89,618	9,158	(36,776)
Interest rate contracts	Interest expense	(480)	28	1,240
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income on derivatives (effective portion)		$137,739	$77,395	$152,608

Ineffectiveness related to our cash flow hedges was not material for the years ended December 31, 2011, 2010 and 2009.  In the event that it becomes probable that a forecasted transaction will not occur, we will discontinue cash flow hedge treatment, which will affect earnings.  For the years ended December 31, 2011, 2010 and 2009, there were no gains or losses due to the discontinuance of cash flow hedge treatment as a result of the underlying transactions being no longer probable.

Other Derivative Instruments - The following table sets forth the effect of our derivative instruments that are not part of a hedging relationship on our Consolidated Statements of Income for our continuing and discontinued operations for the periods indicated:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss)	Years Ended December 31,
		2011	2010	2009
		(Thousands of dollars)
Commodity contracts - trading	Revenues	$1,796	$5,710	$3,210
Commodity contracts - non-trading (a)	Cost of sales and fuel	16,178	5,371	10,085
Foreign exchange contracts	Revenues	-	18	886
Total gain recognized in income on derivatives		$17,974	$11,099	$14,181
(a) - Amounts are presented net of deferred losses associated with derivatives entered into by our Natural Gas Distribution segment.

Our Natural Gas Distribution segment held natural gas call options with premiums totaling $10.0 million and $16.7 million at December 31, 2011 and 2010, respectively.  The premiums are recorded in other current assets as these contracts are included in, and recoverable through, the monthly purchased-gas cost mechanism.  We recorded losses associated with the decline in the value and expiration of option contracts totaling approximately $14.5 million, $25.5 million and $22.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, which were deferred as part of our unrecovered purchased-gas costs.

Fair Value Hedges - In prior years, we terminated various interest-rate swap agreements that had been designated as fair value hedges.  The net savings from the termination of these swaps is being recognized in interest expense over the terms of the debt instruments originally hedged.  Interest expense savings from the amortization of terminated swaps for 2011, 2010 and 2009, were $4.3 million, $10.2 million and $10.3 million, respectively.

Our Energy Services segment uses basis swaps to hedge the fair value of price location differentials related to certain firm transportation commitments.  Cost of sales and fuel in our Consolidated Statements of Income includes gains of $14.6 million, $2.4 million and $253.2 million for 2011, 2010 and 2009, respectively, related to the change in fair value of derivatives designated as fair value hedges.  Revenues include losses of $13.8 million, $2.7 million and $250.5 million for 2011, 2010 and 2009, respectively, to recognize the change in fair value of the related hedged firm commitments.  Ineffectiveness included in cost of sales and fuel related to these hedges was immaterial for the years ended December 31, 2011, 2010 and 2009.

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

Some of our derivative instruments contain provisions that require us to maintain an investment-grade credit rating from S&P and/or Moody’s.  If our credit ratings on senior unsecured long-term debt were to decline below investment grade, we would be in violation of these provisions, and the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions.  The aggregate fair value of all financial derivative instruments with contingent features related to credit risk that were in a net liability position as of December 31, 2011, was $5.9 million.  If the contingent features underlying these agreements were triggered on December 31, 2011, we would have been required to post an additional $5.9 million of collateral to our counterparties.

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

The following tables set forth the net credit exposure from our derivative assets for the period indicated:

	December 31, 2011
	Investment	Non-investment	Not
	Grade	Grade	Rated	Total
Counterparty sector	(Thousands of dollars)
Gas and electric utilities	$22,335	$-	$564	$22,899
Oil and gas	9,986	5	80	10,071
Industrial	7	-	14,955	14,962
Financial	13,566	-	-	13,566
Other	100	6	-	106
Total	$45,994	$11	$15,599	$61,604

	December 31, 2010
	Investment	Non-investment	Not
	Grade	Grade	Rated	Total
Counterparty sector	(Thousands of dollars)
Gas and electric utilities	$33,847	$1,240	$678	$35,765
Oil and gas	8,995	35	2,091	11,121
Industrial	18	-	7,682	7,700
Financial	9,254	-	-	9,254
Other	-	-	21	21
Total	$52,114	$1,275	$10,472	$63,861

E.           PROPERTY, PLANT AND EQUIPMENT

The following table sets forth our property, plant and equipment by property type, for the periods indicated:

	Estimated Useful	December 31,	December 31,
	Lives (Years)	2011	2010
		(Thousands of dollars)
Non-Regulated
Gathering pipelines and related equipment	5 to 46	$1,350,227	$1,144,753
Processing and fractionation and related equipment	5 to 42	1,294,586	993,100
Storage and related equipment	5 to 54	299,610	263,125
Transmission pipelines and related equipment	15 to 54	182,863	198,373
General plant and other	2 to 42	288,445	297,407
Construction work in process	-	725,944	228,862
Regulated
Natural gas distribution pipelines and related equipment	15 to 80	3,309,876	3,160,197
Storage and related equipment	5 to 54	136,971	133,314
Natural gas transmission pipelines and related equipment	5 to 77	1,771,752	1,717,276
Natural gas liquids transmission pipelines and related equipment	5 to 80	1,436,500	1,351,245
General plant and other	2 to 85	291,642	261,783
Construction work in process	-	89,518	104,386
Property, plant and equipment		11,177,934	9,853,821
Accumulated depreciation and amortization - non-regulated		(811,644)	(707,535)
Accumulated depreciation and amortization - regulated		(1,921,957)	(1,833,338)
Net property, plant and equipment		$8,444,333	$7,312,948

The average depreciation rates for our regulated property are set forth, by segment, in the following table for the periods indicated:

	Years Ended December 31,
Regulated Property	2011	2010	2009
ONEOK Partners	1.9% - 2.2%	1.9% - 2.2%	1.8% - 2.2%
Natural Gas Distribution	2.0% - 2.9%	2.1% - 2.8%	2.6% - 2.7%

F.           GOODWILL AND INTANGIBLE ASSETS

Goodwill - The following table sets forth our goodwill, by segment, at both December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010
	(Thousands of dollars)
ONEOK Partners	$433,535	$433,537
Natural Gas Distribution	157,953	157,953
Energy Services	10,255	10,255
Other	-	1,099
Total goodwill	$601,743	$602,844

Intangible Assets - The following table sets forth the gross carrying amount and accumulated amortization of intangible assets for the periods indicated:

	December 31,	December 31,
	2011	2010
	(Thousands of dollars)
Gross intangible assets	$462,214	$462,214
Accumulated amortization	(49,830)	(42,164)
Net intangible assets	$412,384	$420,050

At December 31, 2011 and 2010, our ONEOK Partners segment has $256.8 million and $264.5 million, respectively, of intangible assets related primarily to contracts acquired through acquisition, which are being amortized over an aggregate weighted-average period of 40 years.  The remaining intangible asset balance has an indefinite life.  Amortization expense for intangible assets for 2011, 2010 and 2009 was $7.7 million each year, and the aggregate amortization expense for each of the next five years is estimated to be approximately $7.7 million.

G.           CREDIT FACILITIES AND SHORT-TERM NOTES PAYABLE

ONEOK 2011 Credit Agreement - In April 2011, ONEOK entered into the five-year, $1.2 billion ONEOK 2011 Credit Agreement, which replaced the $1.2 billion ONEOK Credit Agreement that was scheduled to expire in July 2011.  The ONEOK 2011 Credit Agreement, which is scheduled to expire in April 2016, contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining ONEOK’s stand-alone debt-to-capital ratio of no more than 67.5 percent at the end of any calendar quarter, limitations on the ratio of indebtedness secured by liens and indebtedness of subsidiaries to consolidated net tangible assets, a requirement that ONEOK maintains the power to control the management and policies of ONEOK Partners, and a limit on new investments in master limited partnerships.

The ONEOK 2011 Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, investments, fundamental changes in the nature of ONEOK’s businesses, transactions with affiliates, the use of proceeds and a covenant that limits ONEOK’s ability to restrict its subsidiaries’ ability to pay dividends.  Under the terms of the ONEOK 2011 Credit Agreement, ONEOK may request an increase in the size of the facility to an aggregate of $1.7 billion from $1.2 billion by either commitments from new lenders or increased commitments from existing lenders.

The debt covenant calculations in the ONEOK 2011 Credit Agreement exclude the debt of ONEOK Partners.  Upon breach of certain covenants by ONEOK, amounts outstanding under the ONEOK 2011 Credit Agreement may become due and payable immediately.  At December 31, 2011, ONEOK’s stand-alone debt-to-capital ratio, as defined by the ONEOK 2011 Credit Agreement, was 44.4 percent, and ONEOK was in compliance with all covenants under the ONEOK 2011 Credit Agreement.  At December 31, 2011, ONEOK had $842.0 million of commercial paper outstanding and $2.0 million in letters of credit issued, leaving approximately $356.0 million of credit available under the ONEOK 2011 Credit Agreement.

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

The weighted-average interest rate on ONEOK’s short-term debt outstanding was 0.50 percent and 0.38 percent at December 31, 2011 and 2010, respectively.

ONEOK Partners 2011 Credit Agreement - In August 2011, ONEOK Partners entered into the five-year, $1.2 billion ONEOK Partners 2011 Credit Agreement, which replaced the $1.0 billion ONEOK Partners Credit Agreement that was due to expire in March 2012.  The ONEOK Partners 2011 Credit Agreement, which is scheduled to expire in August 2016, contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners 2011 Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the three calendar quarters following the acquisitions.  Upon breach of certain covenants by ONEOK Partners in the ONEOK Partners 2011 Credit Agreement, amounts outstanding under the ONEOK Partners 2011 Credit Agreement, if any, may become due and payable immediately.

The ONEOK Partners 2011 Credit Agreement includes a $100-million sublimit for the issuance of standby letters of credit and also features an option to request an increase in the size of the facility to an aggregate of $1.7 billion from $1.2 billion by either commitments from new lenders or increased commitments from existing lenders.

The ONEOK Partners 2011 Credit Agreement is available to repay ONEOK Partners’ commercial paper notes, if necessary.  Amounts outstanding under the commercial paper program reduce the borrowing capacity under the ONEOK Partners 2011 Credit Agreement.  The ONEOK Partners 2011 Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in ONEOK Partners’ credit rating.  Borrowings, if any, will accrue at LIBOR plus 130 basis points, and the annual facility fee is 20 basis points based on ONEOK Partners’ current credit rating.  The ONEOK Partners 2011 Credit Agreement is guaranteed fully and unconditionally by ONEOK Partners’ wholly owned subsidiary, ONEOK Partners Intermediate Limited Partnership.  Borrowings under the ONEOK Partners 2011 Credit Agreement are nonrecourse to ONEOK.

At December 31, 2011, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 2.9 to 1, and ONEOK Partners was in compliance with all covenants under the ONEOK Partners 2011 Credit Agreement.  At December 31, 2011, ONEOK Partners had no commercial paper outstanding, no letters of credit issued and no borrowings under the ONEOK Partners 2011 Credit Agreement.  The weighted-average interest rate on ONEOK Partners’ short-term debt outstanding was 0.38 percent at December 31, 2010.

Neither ONEOK nor ONEOK Partners guarantees the debt or other similar commitments to unaffiliated parties, and ONEOK does not guarantee the debt or other similar commitments of ONEOK Partners.

H.           LONG-TERM DEBT

All notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness.  The following table sets forth our long-term debt for the periods indicated:

	December 31,	December 31,
	2011	2010
	(Thousands of dollars)
ONEOK
$400,000 at 7.125% due 2011	$-	$400,000
$400,000 at 5.2% due 2015	400,000	400,000
$100,000 at 6.4% due 2019	-	90,091
$100,000 at 6.5% due 2028	87,735	87,971
$100,000 at 6.875% due 2028	100,000	100,000
$400,000 at 6.0% due 2035	400,000	400,000
Other	1,858	2,163
Total ONEOK senior notes payable	989,593	1,480,225
ONEOK Partners
$225,000 at 7.10% due 2011	-	225,000
$350,000 at 5.90% due 2012	350,000	350,000
$650,000 at 3.25% due 2016	650,000	-
$450,000 at 6.15% due 2016	450,000	450,000
$500,000 at 8.625% due 2019	500,000	500,000
$600,000 at 6.65% due 2036	600,000	600,000
$600,000 at 6.85% due 2037	600,000	600,000
$650,000 at 6.125% due 2041	650,000	-
Guardian Pipeline
Average 7.85%, due 2022	85,919	97,850
Total ONEOK Partners senior notes payable	3,885,919	2,822,850
Total long-term notes payable	4,875,512	4,303,075
Unamortized portion of terminated swaps	28,776	33,113
Unamortized debt discount	(10,346)	(6,410)
Current maturities	(364,391)	(643,236)
Long-term debt	$4,529,551	$3,686,542

The aggregate maturities of long-term debt outstanding for the years 2012 through 2016 are shown below:

		ONEOK	Guardian
	ONEOK	Partners	Pipeline	Total
	(Millions of dollars)
2012	$3.3	$350.0	$11.1	$364.4
2013	$3.2	$-	$7.7	$10.9
2014	$3.0	$-	$7.7	$10.7
2015	$403.0	$-	$7.7	$410.7
2016	$3.0	$1,100.0	$7.7	$1,110.7

Additionally, our senior notes due 2028 (6.5 percent) are callable at par at our option from now until maturity.

ONEOK Debt Repayments - In 2011, ONEOK repaid $400 million of maturing senior notes and redeemed $90.5 million of 6.4-percent senior notes with available cash and short-term borrowings.

ONEOK Debt Issuance - In January 2012, we completed an underwritten public offering of $700 million of 4.25-percent senior notes due 2022.  The net proceeds from the offering, after deducting underwriting discounts and offering expenses, of approximately $693.9 million were used to repay amounts outstanding under our $1.2 billion commercial paper program and general corporate purposes, which may include one or more of the following:  the repurchase of our common stock, the purchase of additional common units of ONEOK Partners and the payment of dividends.  We will pay interest on the senior notes due 2022 on February 1 and August 1 of each year, beginning August 1, 2012.

ONEOK Debt Covenants - The indentures governing ONEOK’s senior notes due 2028 (6.5 percent and 6.875 percent) include an event of default upon acceleration of other indebtedness of $15 million or more, and the indentures governing the senior notes due 2015, 2022 and 2035 include an event of default upon the acceleration of other indebtedness of $100 million or more.  Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding senior notes due 2015, 2022, 2028 and 2035 to declare those senior notes immediately due and payable in full.

ONEOK may redeem the senior notes due 2015, 2028 (6.875 percent) and 2035, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium.  ONEOK may redeem the senior notes due 2028 (6.5 percent), in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest.  ONEOK may redeem its 4.25-percent senior notes due 2022 at a redemption price equal to the principal amount, plus accrued and unpaid interest, starting three month before the maturity date.  Prior to this date, ONEOK may redeem these senior notes on the same basis as its other senior notes due 2015, 2028 (6.875 percent) and 2035.  The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date.  ONEOK’s senior notes due 2015, 2022, 2028 and 2035 are senior unsecured obligations, ranking equally in right of payment with all of ONEOK’s existing and future unsecured senior indebtedness.

ONEOK Partners’ Debt Issuance and Maturities - In January 2011, ONEOK Partners completed an underwritten public offering of $1.3 billion of senior notes, consisting of $650 million of 3.25-percent senior notes due 2016 and $650 million of 6.125-percent senior notes due 2041.  The net proceeds from the offering of approximately $1.28 billion were used to repay amounts outstanding under ONEOK Partners’ commercial paper program, to repay the $225 million of ONEOK Partners’ senior notes that matured in March 2011 and for general partnership purposes, including capital expenditures.

ONEOK Partners intends to repay its $350 million 5.9-percent senior notes that mature in April 2012 with a combination of cash on hand and short-term borrowings.

ONEOK Partners’ Debt Covenants - The indentures governing ONEOK Partners’ senior notes include an event of default upon the acceleration of other indebtedness of $100 million or more.  Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of ONEOK Partners’ outstanding senior notes to declare those senior notes immediately due and payable in full.

ONEOK Partners may redeem the senior notes due 2012, 2016 (6.15 percent), 2019, 2036 and 2037, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium.  The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date.  ONEOK Partners may redeem its senior notes due 2016 (3.25 percent) and 2041 at a redemption price equal to the principal amount, plus accrued and unpaid interest, starting one month and six months, respectively, before their maturity dates.  Prior to these dates, ONEOK Partners may redeem these senior notes on the same terms as its other senior notes.  ONEOK Partners’ senior notes are senior unsecured obligations, ranking equally in right of payment with all of ONEOK Partners’ existing and future unsecured senior indebtedness, and structurally subordinate to all of the existing and future debt and other liabilities of any nonguarantor subsidiaries.  ONEOK Partners’ senior notes are nonrecourse to ONEOK.

ONEOK Partners’ Debt Guarantee - ONEOK Partners’ senior notes are guaranteed on a senior unsecured basis by the Intermediate Partnership.  The Intermediate Partnership’s guarantee is full and unconditional, subject to certain customary automatic release provisions.  The guarantee ranks equally in right of payment to all of the Intermediate Partnership’s existing and future unsecured senior indebtedness.  ONEOK Partners has no significant assets or operations other than its investment in the Intermediate Partnership, which is also consolidated.  At December 31, 2011, the Intermediate Partnership held the equity of ONEOK Partners’ subsidiaries, as well as a 50-percent interest in Northern Border Pipeline.  ONEOK Partners’ long-term debt is nonrecourse to ONEOK.

Guardian Pipeline Senior Notes - These senior notes were issued under a master shelf agreement dated November 8, 2001, with certain financial institutions.  Principal payments are due quarterly through 2022.  Interest rates on the $85.9 million in senior notes outstanding at December 31, 2011, range from 7.61 percent to 8.27 percent, with an average rate of 7.85 percent.  Guardian Pipeline’s senior notes contain financial covenants that require the maintenance of a ratio of (i) EBITDAR, as defined in the master shelf agreement to fixed charges (interest expense plus operating lease expense) of not less than 1.5 to 1; and (ii) total indebtedness to EBITDAR of not greater than 4.75 to 1.  Upon any breach of these covenants, all amounts outstanding under the master shelf agreement may become due and payable immediately.  At December 31, 2011, Guardian Pipeline’s EBITDAR-to-fixed-charges ratio was 6.5 to 1, the ratio of total indebtedness to EBITDAR was 1.8 to 1, and Guardian Pipeline was in compliance with its financial covenants.

Interest-rate Swaps - See Note D for a discussion of our interest-rate swaps.

Other - We amortize premiums, discounts and expenses incurred in connection with the issuance of long-term debt consistent with the terms of the respective debt instrument.

I.           EQUITY

Series A and B Convertible Preferred Stock - There are no shares of Series A or Series B Preferred Stock currently issued or outstanding.

Series C Preferred Stock - Series C Preferred Stock (Series C) is designed to protect our shareholders from coercive or unfair takeover tactics.  If issued, holders of shares of Series C are entitled to receive, in preference to the holders of ONEOK Common Stock, quarterly dividends in an amount per share equal to the greater of $0.50 or, subject to adjustment, 100 times the aggregate per share amount of all cash dividends, and 100 times the aggregate per share amount (payable in kind) of all noncash dividends.  No shares of Series C have been issued.

Common Stock - At December 31, 2011, we had approximately 179.8 million shares of authorized and unreserved common stock available for issuance.

Stock Split - On February 15, 2012, our Board of Directors authorized a two-for-one split of our common stock, subject to shareholder approval of a proposal to increase the number of authorized shares of our common stock to 600 million from 300 million.  The proposal will be voted on at our 2012 annual meeting of shareholders on May 23, 2012.

Dividends - Dividends paid totaled $227.0 million, $193.5 million and $172.8 million for 2011, 2010 and 2009, respectively.  The following table sets forth the quarterly dividends per share declared and paid on our common stock for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
First Quarter	$0.52	$0.44	$0.40
Second Quarter	$0.52	$0.44	$0.40
Third Quarter	$0.56	$0.46	$0.42
Fourth Quarter	$0.56	$0.48	$0.42
Total	$2.16	$1.82	$1.64

Additionally, a quarterly dividend of $0.61 per share was declared in January 2012, payable in the first quarter of 2012.

Stock Repurchase Plan - In 2011, we repurchased approximately 4.3 million shares of our common stock for approximately $300 million pursuant to an accelerated stock repurchase agreement.  The 2011 stock repurchase was part of our three-year stock repurchase program to buy up to $750 million of our common stock that was authorized by our Board of Directors in October 2010.

J.           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the balance in accumulated other comprehensive income (loss) for the periods indicated:

	Unrealized Gains (Losses) on Energy Marketing and Risk Management Assets/Liabilities	Unrealized Holding Gains (Losses) on Investment Securities	Pension and Postretirement Benefit Plan Obligations	Accumulated Other Comprehensive Income (Loss)
	(Thousands of dollars)
January 1, 2010	$(6,151)	$1,441	$(113,903)	$(118,613)
Other comprehensive income (loss) attributable to ONEOK	21,882	(70)	(12,001)	9,811
December 31, 2010	15,731	1,371	(125,904)	(108,802)
Other comprehensive income (loss) attributable to ONEOK	(71,098)	(384)	(25,837)	(97,319)
December 31, 2011	$(55,367)	$987	$(151,741)	$(206,121)

K.           EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Year Ended December 31, 2011
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK
available for common stock	$358,364	104,672	$3.42
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	2,577
Income from continuing operations attributable to ONEOK
available for common stock and common stock equivalents	$358,364	107,249	$3.34

	Year Ended December 31, 2010
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK
available for common stock	$333,360	106,368	$3.14
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	1,417
Income from continuing operations attributable to ONEOK
available for common stock and common stock equivalents	$333,360	107,785	$3.09

	Year Ended December 31, 2009
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK
available for common stock	$297,904	105,362	$2.83
Diluted EPS from continuing operations
Effect of options and other dilutive securities	-	958
Income from continuing operations attributable to ONEOK
available for common stock and common stock equivalents	$297,904	106,320	$2.80

There were no option shares excluded from the calculation of diluted EPS for 2011 and 2010.  There were 192,952 option shares excluded from the calculation of diluted EPS for 2009 since their inclusion would be antidilutive.

L.           SHARE-BASED PAYMENTS

Equity Compensation Plan

The ONEOK, Inc. Equity Compensation Plan provides for the granting of stock-based compensation, including incentive stock options, nonstatutory stock options, stock bonus awards, restricted stock awards, restricted stock unit awards, performance stock awards and performance unit awards to eligible employees and the granting of stock awards to nonemployee directors.  We have reserved a total of 5.0 million shares of common stock for issuance under the plan, and at December 31, 2011, we had 2.2 million shares available for issuance under the plan.  The Equity Compensation Plan allows for the deferral of awards granted in stock or cash, in accordance with Internal Revenue Code section 409A requirements.

Restricted Stock Units - Restricted stock units may be granted to key employees with ownership of the common stock underlying the unit vesting over a period determined by the Executive Compensation Committee of our Board of Directors (the Executive Compensation Committee).  Awards outstanding vest over a three-year period and entitle the grantee to receive shares of our common stock.  Restricted stock unit awards are measured at fair value as if they were vested and issued on the grant date, reduced by expected dividend payments and adjusted for estimated forfeitures. No dividends are paid on the restricted stock units.  Compensation expense is recognized on a straight-line basis over the vesting period of the award.

Performance Unit Awards - Performance unit awards may be granted to key employees.  The shares of our common stock underlying the performance units vest at the expiration of a period determined by the Executive Compensation Committee if certain performance criteria are met by us.  Outstanding performance units vest at the expiration of a three-year period.  Upon vesting, a holder of performance units is entitled to receive a number of shares of our common stock equal to a percentage (0 percent to 200 percent) of the performance units granted based on our total shareholder return over the vesting period, compared with the total shareholder return of a peer group of other energy companies over the same period.  Compensation expense is recognized on a straight-line basis over the period of the award.

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

Stock Compensation Plan for Non-Employee Directors

The ONEOK, Inc. Stock Compensation Plan for Non-Employee Directors (the DSCP) provides for the granting of stock options, stock bonus awards, including performance unit awards, restricted stock awards and restricted stock unit awards.  Under the DSCP, these awards may be granted by the Executive Compensation Committee at any time, until grants have been made for all shares authorized under the DSCP.  We have reserved a total of 700,000 shares of common stock for issuance under the DSCP.  The maximum number of shares of common stock which can be issued to a participant under the DSCP during any year is 20,000.  No performance unit awards or restricted stock awards have been made to nonemployee directors under the DSCP.

General

For all awards outstanding, we used a forfeiture rate ranging from zero percent to 12 percent based on historical forfeitures under our share-based payment plans.  We primarily use issuances from treasury stock to satisfy our share-based payment obligations.

Compensation cost expensed for our share-based payment plans described below was $40.7 million, $15.9 million and $15.1 million during 2011, 2010 and 2009, respectively, which is net of $25.7 million, $10.0 million and $9.5 million of tax benefits, respectively.  Share-based compensation cost capitalized was not material for 2011 and we had no share-based compensation cost capitalized for 2010 and 2009.

Cash received from the exercise of awards under all share-based payment arrangements was $0.9 million, $6.0 million and $3.3 million for 2011, 2010 and 2009, respectively.  The tax benefit realized for the anticipated tax deductions of the exercise of share-based payment arrangements totaled $1.8 million, $3.4 million and $0.9 million for 2011, 2010 and 2009, respectively.

Stock Option Activity

The following table sets forth the stock option activity for employees and nonemployee directors for the periods indicated:

	Number of	Weighted
	Shares	Average Price
Outstanding December 31, 2010	135,190	$21.52
Exercised	(105,540)	$22.78
Outstanding December 31, 2011	29,650	$17.03

Exercisable December 31, 2011	29,650	$17.03

The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value, based on our year-end closing stock price of $86.69, that would have been received by the option holders had all option holders exercised their options as of December 31, 2011:

Stock Options Outstanding and Exercisable
		Weighted		Aggregate
		Average	Weighted	Intrinsic
Range of	Number	Remaining	Average	Value
Exercise Prices	of Awards	Life (yrs)	Exercise Price	(in 000's)
$16.88 to $25.32	29,650	1.02	$17.03	$2,065

As of December 31, 2011, all stock options were fully vested and expensed.  The following table sets forth statistics relating to our stock option activity:

	December 31, 2011	December 31, 2010	December 31, 2009
	(Thousands of dollars)
Intrinsic value of options exercised	$4,756	$8,953	$2,453

Restricted Stock Unit Activity

As of December 31, 2011, there was $10.5 million of total unrecognized compensation cost related to our nonvested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 1.13 years.  The following tables set forth activity and various statistics for our restricted stock unit awards:

	Number of	Weighted
	Shares	Average Price
Nonvested December 31, 2010	488,786	$35.07
Granted	205,750	$57.00
Released to participants	(1,271)	$29.26
Forfeited	(8,928)	$42.96
Nonvested December 31, 2011	684,337	$41.57

	2011	2010	2009
Weighted-average grant date fair value (per share)	$57.00	$37.33	$23.47
Fair value of shares granted (thousands of dollars)	$11,728	$8,206	$2,251

Performance Unit Activity

As of December 31, 2011, there was $7.4 million of total unrecognized compensation cost related to the nonvested performance unit awards, which is expected to be recognized over a weighted-average period of 1.09 years.  The following tables set forth activity and various statistics related to the performance unit awards and the assumptions used in the valuations of the 2011, 2010 and 2009 grants at the grant date:

	Number of	Weighted
	Units	Average Price
Nonvested December 31, 2010	1,314,587	$40.30
Granted	420,850	$69.35
Forfeited	(19,276)	$46.12
Nonvested December 31, 2011	1,716,161	$47.36

	2011	2010	2009
Volatility (a)	39.91%	40.60%	43.58%
Dividend Yield	3.30%	4.12%	5.70%
Risk-free Interest Rate	1.33%	1.47%	1.01%
(a) - Volatility was based on historical volatility over three years using daily stock price observations.

	2011	2010	2009
Weighted-average grant date fair value (per share)	$69.35	$48.09	$29.34
Fair value of shares granted (thousands of dollars)	$29,186	$20,738	$17,232

Employee Stock Purchase Plan

We have reserved a total of 4.8 million shares of common stock for issuance under our ONEOK, Inc. Employee Stock Purchase Plan (the ESPP).  Subject to certain exclusions, all full-time employees are eligible to participate in the ESPP.  Employees can choose to have up to 10 percent of their annual base pay withheld to purchase our common stock, subject to terms and limitations of the plan.  The Executive Compensation Committee may allow contributions to be made by other means, provided that in no event will contributions from all means exceed 10 percent of the employee’s annual base pay.  The purchase price of the stock is 85 percent of the lower of its grant date or exercise date market price.  Approximately 56 percent, 53 percent and 53 percent of employees participated in the plan in 2011, 2010 and 2009, respectively.  Compensation expense for the ESPP was $7.2 million, $3.9 million and $6.5 million in 2011, 2010 and 2009, respectively.  Under the plan, we sold 182,558 shares at $47.39 in 2011, 216,897 shares at $37.95 per share in 2010 and 321,888 shares at $24.41 per share in 2009.

Employee Stock Award Program

Under our Employee Stock Award Program, we issued, for no monetary consideration, to all eligible employees one share of our common stock when the per-share closing price of our common stock on the NYSE was for the first time at or above $26 per share.  Shares issued to employees under this program during 2011 totaled 147,847, and compensation expense related to the Employee Stock Award Plan was $16.0 million.  For 2010, the number of shares issued under this program was immaterial, and there were no shares issued in 2009.

The total number of shares of our common stock available for issuance under this program was 300,000.  During 2011, the number of shares of our common stock available for distribution for issuance under this program was met.  Shareholder approval is required for further stock awards to be issued under the program.

Deferred Compensation Plan for Non-Employee Directors

The ONEOK, Inc. Nonqualified Deferred Compensation Plan for Non-Employee Directors provides our directors, who are not our employees, the option to defer all or a portion of their compensation for their service on our Board of Directors.  Under the plan, directors may elect either a cash deferral option or a phantom stock option.  Under the cash deferral option, directors may defer the receipt of all or a portion of their annual retainer fees, plus accrued interest.  Under the phantom stock option, directors may defer all or a portion of their annual retainer fees and receive such fees on a deferred basis in the form of shares of common stock under our Long-Term Incentive Plan or Equity Compensation Plan.  Shares are distributed to nonemployee directors at the fair market value of our common stock at the date of distribution.

M.           EMPLOYEE BENEFIT PLANS

Retirement and Postretirement Benefit Plans

Retirement Plans - We have a defined benefit pension plan covering nonbargaining unit employees hired prior to January 1, 2005, and certain bargaining unit employees.  Nonbargaining unit employees hired after December 31, 2004, employees represented by Local No. 304 of the IBEW hired on or after July 1, 2010, employees represented by the United Steelworkers hired on or after December 15, 2011, and employees who accepted a one-time opportunity to opt out of our pension plan, are covered by a profit-sharing plan.  In addition, we have a supplemental executive retirement plan for the benefit of certain officers.  No new participants in our supplemental executive retirement plan have been approved since 2005.  We fund our pension costs at a level needed to maintain or exceed the minimum funding levels required by the Employee Retirement Income Security Act of 1974, as amended, and the Pension Protection Act of 2006.

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

In December 2011, we announced to participants a change from a self-insured postretirement medical plan to a fully insured solution for plan participants who have reached the age of 65 that coordinates with Medicare.  This announcement resulted in a $44.6 million reduction in our accumulated postretirement benefit obligation that was recognized in other comprehensive income and will be amortized to net periodic benefit cost over the expected remaining years of service for plan participants.

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

	Pension Benefits				Postretirement Benefits
	December 31,				December 31,
	2011		2010		2011	2010
Change in Benefit Obligation	(Thousands of dollars)
Benefit obligation, beginning of period	$1,098,232		$997,003		$295,483	$267,666
Service cost	20,013		19,277		4,987	4,926
Interest cost	58,757		58,143		15,632	15,643
Plan participants' contributions	-		-		6,751	3,048
Actuarial (gain) loss	92,609		75,704		25,617	20,761
Benefits paid	(53,679)		(51,895)		(17,864)	(16,561)
Plan amendment	-		-		(44,562)	-
Benefit obligation, end of period	1,215,932		1,098,232		286,044	295,483

Change in Plan Assets
Fair value of plan assets, beginning of period	904,089		748,686		117,585	92,360
Actual return on plan assets	(10,750)		110,473		(4,876)	12,677
Employer contributions	62,575	(a)	96,825	(b)	11,454	12,548
Benefits paid	(53,679)		(51,895)		-	-
Fair value of assets, end of period	902,235		904,089		124,163	117,585
Balance at December 31	$(313,697)		$(194,143)		$(161,881)	$(177,898)

Current liabilities	$(4,545)		$(4,203)		$-	$-
Non-current liabilities	(309,152)		(189,940)		(161,881)	(177,898)
Balance at December 31	$(313,697)		$(194,143)		$(161,881)	$(177,898)
(a) - Includes $62.6 million contributed for the 2012 plan year.
(b) - Includes $57.0 million contributed for the 2011 plan year.

The accumulated benefit obligation for our pension plans was $1,152.4 million and $1,041.5 million at December 31, 2011 and 2010, respectively.

There are no plan assets expected to be withdrawn and returned to us in 2012.

Components of Net Periodic Benefit Cost - The following tables set forth the components of net periodic benefit cost for our pension and postretirement benefit plans for the periods indicated:

	Pension Benefits
	Years Ended December 31,
	2011	2010	2009
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$20,013	$19,277	$20,762
Interest cost	58,757	58,143	58,052
Expected return on assets	(75,500)	(73,651)	(66,034)
Amortization of unrecognized prior service cost	1,018	1,278	1,565
Amortization of net loss	35,708	27,555	17,322
Net periodic benefit cost	$39,996	$32,602	$31,667

	Postretirement Benefits
	Years Ended December 31,
	2011	2010	2009
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$4,987	$4,926	$5,173
Interest cost	15,632	15,643	16,918
Expected return on assets	(10,272)	(7,896)	(6,809)
Amortization of unrecognized net asset at adoption	3,189	3,189	3,189
Amortization of unrecognized prior service cost	(2,518)	(2,003)	(2,003)
Amortization of net loss	8,123	7,009	9,660
Net periodic benefit cost	$19,141	$20,868	$26,128

Other Comprehensive Income (Loss) - The following tables set forth the amounts recognized in other comprehensive income (loss) related to our pension benefits and postretirement benefits for the periods indicated:

	Pension Benefits
	Years Ended December 31,
	2011	2010	2009
	(Thousands of dollars)
Regulatory asset gain (loss)	$114,625	$19,146	$(4,674)
Net loss arising during the period	(182,987)	(43,055)	(30,340)
Amortization of regulatory asset	(23,265)	(18,359)	(11,465)
Amortization of prior service credit	1,018	1,278	1,565
Amortization of loss	35,708	27,555	17,322
Deferred income taxes	21,236	5,197	10,674
Total recognized in other comprehensive income (loss)	$(33,665)	$(8,238)	$(16,918)

	Postretirement Benefits
	Years Ended December 31,
	2011	2010	2009
	(Thousands of dollars)
Regulatory asset gain (loss)	$7,389	$8,408	$(19,292)
Net gain (loss) arising during the period	(40,765)	(15,980)	21,692
Amortization of regulatory asset	(7,214)	(6,759)	(9,400)
Amortization of transition obligation	3,189	3,189	3,189
Amortization of prior service cost	(2,518)	(2,003)	(2,003)
Amortization of loss	8,123	7,009	9,660
Plan amendment	44,562	-	-
Deferred income taxes	(4,938)	2,373	(1,488)
Total recognized in other comprehensive income (loss)	$7,828	$(3,763)	$2,358

The table below sets forth the amounts in accumulated other comprehensive income (loss) that had not yet been recognized as components of net periodic benefit expense for the periods indicated:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2011	2010	2011	2010
	(Thousands of dollars)
Transition obligation	$-	$-	$(3,157)	$(6,346)
Prior service credit (cost)	(2,991)	(4,009)	46,426	4,377
Accumulated gain (loss)	(630,886)	(483,607)	(123,489)	(90,846)
Accumulated other comprehensive income (loss) before regulatory assets	(633,877)	(487,616)	(80,220)	(92,815)
Regulatory asset for regulated entities	407,886	316,527	58,752	58,577
Accumulated other comprehensive income (loss) after regulatory assets	(225,991)	(171,089)	(21,468)	(34,238)
Deferred income taxes	87,413	66,180	8,305	13,243
Accumulated other comprehensive income (loss), net of tax	$(138,578)	$(104,909)	$(13,163)	$(20,995)

The following table sets forth the amounts recognized in either accumulated comprehensive income (loss) or regulatory assets expected to be recognized as components of net periodic benefit expense in the next fiscal year:

	Pension	Postretirement
	Benefits	Benefits
Amounts to be recognized in 2012	(Thousands of dollars)
Transition obligation	$-	$2,874
Prior service credit (cost)	$969	$(8,252)
Net loss	$48,439	$13,184

Actuarial Assumptions - The following table sets forth the weighted-average assumptions used to determine benefit obligations for pension and postretirement benefits for the periods indicated:

	Years Ended
	December 31,
	2011	2010
Discount rate	5.00%	5.50%
Compensation increase rate	3.2% - 3.8%	3.3% - 3.9%

The following table sets forth the weighted-average assumptions used to determine net periodic benefit costs for the periods indicated:

	Years Ended
	December 31,
	2011	2010	2009
Discount rate	5.50%	6.00%	6.25%
Expected long-term return on plan assets	8.25%	8.50%	8.50%
Compensation increase rate	3.30% - 3.90%	3.1% - 4.0%	4.3% - 4.8%

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

Health Care Cost Trend Rates - The following table sets forth the assumed health care cost trend rates for the periods indicated:

	2011	2010
Health care cost-trend rate assumed for next year	4.0% - 9.0%	6.0% - 9.0%
Rate to which the cost-trend rate is assumed
to decline (the ultimate trend rate)	4.0% - 5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2021	2020

Assumed health care cost trend rates have a significant effect on the amounts reported for our health care plans.  A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage	One Percentage
	Point Increase	Point Decrease
	(Thousands of dollars)
Effect on total of service and interest cost	$1,833	$(1,559)
Effect on postretirement benefit obligation	$17,562	$(16,079)

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

The following tables set forth our pension benefits and postretirement benefits plan assets by category as of the measurement date:

	Pension Benefits
	December 31, 2011
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$481,971	$32,475	$-	$514,446
Government obligations	-	96,341	-	96,341
Corporate obligations (b)	18,835	58,977	-	77,812
Cash and money market funds (c)	76,575	-	-	76,575
Insurance contracts and group annuity contracts	-	-	70,818	70,818
Other investments (d)	-	-	66,243	66,243
Total assets	$577,381	$187,793	$137,061	$902,235
(a) - This category represents securities of the respective market sector from diverse industries.
(b) - This category represents bonds from diverse industries.
(c) - This category is primarily money market funds.
(d) - This category represents alternative investments.

	Pension Benefits
	December 31, 2010
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$588,224	$-	$-	$588,224
Government obligations	-	80,233	-	80,233
Corporate obligations (b)	26,439	49,199	-	75,638
Cash and money market funds (c)	86,734	-	-	86,734
Insurance contracts and group annuity contracts	-	-	72,198	72,198
Other investments (d)	-	-	1,062	1,062
Total assets	$701,397	$129,432	$73,260	$904,089
(a) - This category represents securities of the respective market sector from diverse industries.
(b) - This category represents bonds from diverse industries.
(c) - This category is primarily money market funds.
(d) - This category represents alternative investments.

	Postretirement Benefits
	December 31, 2011
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$21,915	$113	$-	$22,028
Government obligations	-	334	-	334
Corporate obligations (b)	12,156	205	-	12,361
Cash and money market funds (c)	12,477	-	-	12,477
Insurance contracts and group annuity contracts	-	76,733	-	76,733
Other investments (d)	-	-	230	230
Total assets	$46,548	$77,385	$230	$124,163
(a) - This category represents securities of the respective market sector from diverse industries.
(b) - This category represents bonds from diverse industries.
(c) - This category is primarily money market funds.
(d) - This category represents alternative investments.

	Postretirement Benefits
	December 31, 2010
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$17,261	$-	$-	$17,261
Corporate obligations (b)	12,149	-	-	12,149
Cash and money market funds (c)	12,614	-	-	12,614
Insurance contracts and group annuity contracts	-	75,561	-	75,561
Total assets	$42,024	$75,561	$-	$117,585
(a) - This category represents securities of the respective market sector from diverse industries.
(b) - This category represents mutual funds that invest in bonds from diverse industries.
(c) - This category represents an insurance contract with underlying investments that are primarily directed by us which include equity securities and bonds from diverse industries.

The following tables set forth the reconciliation of Level 3 fair value measurements of our pension plan for the periods indicated:

	Pension Benefits
	December 31, 2011
	Insurance Contracts	Other Investments	Total
	(Thousands of dollars)
January 1, 2011	$72,198	$1,062	$73,260
Purchases	-	65,000	65,000
Actual return on plan assets
held at the reporting date	(1,380)	181	(1,199)
December 31, 2011	$70,818	$66,243	$137,061

	Pension Benefits
	December 31, 2010
	Insurance Contracts	Other Investments	Total
	(Thousands of dollars)
January 1, 2010	$76,079	$1,098	$77,177
Actual return on plan assets
held at the reporting date	(3,881)	(36)	(3,917)
December 31, 2010	$72,198	$1,062	$73,260

Contributions - During 2011, we made contributions of $62.6 million and $11.5 million to our defined benefit pension plans and postretirement benefit plans, respectively.  The contributions to our defined benefit pension plan were attributable to the 2012 plan year.  During the first quarter of 2012, we made a contribution of $60.0 million to our defined benefit pension plan; we do not anticipate that we will be required to make additional material defined benefit pension plan contributions attributable to the 2013 plan year in 2012.  We anticipate our additional 2012 contributions will include $10.7 million for our postretirement benefit plans.

Pension and Postretirement Benefit Payments - Benefit payments for our pension and postretirement benefit plans for the period ending December 31, 2011, were $53.7 million and $17.9 million, respectively.  The following table sets forth the pension benefits and postretirement benefit payments expected to be paid in 2012-2021:

	Pension Benefits	Postretirement Benefits
Benefits to be paid in:	(Thousands of dollars)
2012	$62,378	$16,376
2013	$64,672	$17,023
2014	$66,383	$17,696
2015	$68,726	$18,006
2016	$70,722	$19,203
2017 through 2021	$391,808	$114,039

The expected benefits to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2011, and include estimated future employee service.

Other Employee Benefit Plans

Thrift Plan - We have a Thrift Plan covering all full-time employees, and employee contributions are discretionary.  We match 100 percent of employee contributions up to 6 percent of each participant’s eligible compensation, subject to certain limits.  Our contributions made to the plan were $15.9 million, $15.4 million and $14.7 million in 2011, 2010 and 2009, respectively.

Profit-Sharing Plan - We have a profit-sharing plan for all nonbargaining unit employees hired after December 31, 2004, and employees covered by the IBEW collective bargaining agreement hired after June 30, 2010.  Nonbargaining unit employees who were employed prior to January 1, 2005, and employees covered by the IBEW collective bargaining agreement employed prior to July 1, 2010, were given a one-time opportunity to make an irrevocable election to participate in the profit-sharing plan and not accrue any additional benefits under our defined-benefit pension plan after December 31, 2004 and June 30, 2010, respectively.  Employees covered by the United Steelworker collective bargaining agreement employed prior to December 16, 2011, were given a one-time opportunity to make an irrevocable election to participate in the profit-sharing plan.  We plan to make a contribution to the profit-sharing plan each quarter equal to 1 percent of each participant’s eligible compensation during the quarter.  Additional discretionary employer contributions may be made at the end of each year.  Employee contributions are not allowed under the plan.  Our contributions made to the plan were $6.7 million, $4.7 million and $4.7 million in 2011, 2010 and 2009, respectively.

Employee Deferred Compensation Plan - The ONEOK, Inc. 2005 Nonqualified Deferred Compensation Plan provides select employees, as approved by our Board of Directors, with the option to defer portions of their compensation and provides nonqualified deferred compensation benefits that are not available due to limitations on employer and employee contributions to qualified defined contribution plans under the federal tax laws.  Our contributions made to the plan were not material in 2011, 2010 and 2009.

N.           INCOME TAXES

The following table sets forth our provisions for income taxes for the periods indicated:

	Years Ended December 31,
	2011		2010	2009
Current income taxes	(Thousands of dollars)
Federal	$(32,291)		$58,844	$2,664
State	1,707		12,629	1,604
Total current income taxes from continuing operations	(30,584)	(a)	71,473	4,268
Deferred income taxes
Federal	228,257		124,126	170,100
State	28,375		18,121	28,640
Total deferred income taxes from continuing operations	256,632	(a)	142,247	198,740
Total provision for income taxes from continuing operations	226,048		213,720	203,008
Discontinued operations	1,255		114	4,313
Total provision for income taxes	$227,303		$213,834	$207,321
(a) Includes a $37.7 million reclassification from current income taxes to deferred related to revisions of estimated depreciation in our filed tax returns compared with our 2010 tax provision.

The following table is a reconciliation of our income tax provision from continuing operations for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
	(Thousands of dollars)
Income from continuing operations before income taxes	$983,562	$753,778	$686,665
Less: Net income attributable to noncontrolling interest	399,150	206,698	185,753
Income from continuing operations attributable to ONEOK before income taxes	584,412	547,080	500,912
Federal statutory income tax rate	35%	35%	35%
Provision for federal income taxes	204,543	191,478	175,319
State income taxes, net of federal tax benefit	20,334	19,946	19,625
Other, net	1,171	2,296	8,064
Income tax provision from continuing operations	$226,048	$213,720	$203,008

The following table sets forth the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities for the periods indicated.

	December 31,	December 31,
	2011	2010
Deferred tax assets	(Thousands of dollars)
Employee benefits and other accrued liabilities	$136,997	$89,480
Other comprehensive income	134,037	73,515
Other	31,544	25,694
Total deferred tax assets	302,578	188,689

Deferred tax liabilities
Excess of tax over book depreciation and depletion	664,415	519,627
Investment in partnerships	851,408	729,682
Regulatory assets	200,010	157,756
Total deferred tax liabilities	1,715,833	1,407,065
Net deferred tax liabilities before discontinued operations	1,413,255	1,218,376
Discontinued operations	82	26
Net deferred tax liabilities	$1,413,337	$1,218,402

We had income taxes receivable of approximately $10.7 million and $45.7 million at December 31, 2011 and 2010, respectively.

O.           UNCONSOLIDATED AFFILIATES

Northern Border Pipeline - The Northern Border Pipeline partnership agreement provides that distributions to Northern Border Pipeline’s partners are to be made on a pro rata basis according to each partner’s percentage interest.  The Northern Border Pipeline Management Committee determines the amount and timing of such distributions.  Any changes to, or suspension of, the cash distribution policy of Northern Border Pipeline requires the unanimous approval of the Northern Border Pipeline Management Committee.  Cash distributions are equal to 100 percent of distributable cash flow as determined from Northern Border Pipeline’s financial statements based upon EBITDA less interest expense and maintenance capital expenditures.  Loans or other advances from Northern Border Pipeline to its partners or affiliates are prohibited under its credit agreement.  The Northern Border Pipeline Management Committee has adopted a cash distribution policy related to financial ratio targets and capital contributions.  The cash distribution policy defines minimum equity-to- total-capitalization ratios to be used by the Northern Border Pipeline Management Committee to establish the timing and amount of required capital contributions.  In addition, any shortfall due to the inability to refinance maturing debt will be funded by capital contributions.

During 2011, ONEOK Partners made equity contributions to Northern Border Pipeline Company totaling approximately $54.8 million.

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

The Overland Pass Pipeline Company limited liability company agreement provides that distributions to Overland Pass Pipeline Company’s members are to be made on a pro rata basis according to each member’s percentage interest.  The Overland Pass Pipeline Company Management Committee determines the amount and timing of such distributions.  Any changes to, or suspensions of, cash distributions from Overland Pass Pipeline Company requires the unanimous approval of the Overland Pass Pipeline Management Committee.  Cash distributions are equal to 100 percent of available cash as defined in the limited liability company agreement.

Investments in Unconsolidated Affiliates - The following table sets forth our investments in unconsolidated affiliates for the periods indicated:

	Net Ownership Interest
		December 31,	December 31,
		2011	2010
		(Thousands of dollars)
Northern Border Pipeline	50%	$416,206	$384,011
Overland Pass Pipeline Company	50%	447,449	443,392
Fort Union Gas Gathering, L.L.C.	37%	117,353	115,148
Bighorn Gas Gathering, L.L.C.	49%	91,748	92,659
Other	Various	150,642	152,914
Investments in unconsolidated affiliates (a)		$1,223,398	$1,188,124
(a) - Equity method goodwill (Note A) was $185.6 million at December 31, 2011 and 2010.

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated.  All amounts in the table below are equity earnings from investments in our ONEOK Partners segment:

	Years Ended December 31,
	2011	2010	2009
	(Thousands of dollars)
Northern Border Pipeline	$76,365	$68,124	$41,300
Overland Pass Pipeline Company (a)	19,535	5,421	-
Fort Union Gas Gathering, L.L.C.	15,280	14,367	14,533
Bighorn Gas Gathering, L.L.C.	5,990	5,495	7,807
Other	10,076	8,473	9,082
Equity earnings from investments	$127,246	$101,880	$72,722
(a) - Beginning in September 2010, following the sale of a 49-percent interest, Overland Pass Pipeline Company was deconsolidated and prospectively accounted for under the equity method.

Unconsolidated Affiliates Financial Information - The following tables set forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	December 31,	December 31,
	2011	2010
	(Thousands of dollars)
Balance Sheet
Current assets	$133,579	$93,698
Property, plant and equipment, net	$2,451,798	$2,500,708
Other noncurrent assets	$35,548	$28,222
Current liabilities	$76,355	$74,969
Long-term debt	$534,485	$616,210
Other noncurrent liabilities	$15,510	$13,773
Accumulated other comprehensive income (loss)	$(2,700)	$(2,883)
Owners' equity	$1,997,275	$1,920,559

	Years Ended December 31,
	2011	2010	2009
	(Thousands of dollars)
Income Statement (a)
Operating revenues	$496,158	$440,826	$383,625
Operating expenses	$221,261	$189,437	$178,194
Net income	$249,559	$223,715	$164,002

Distributions paid to us	$156,385	$114,805	$109,807
(a) - Financial information for 2011 is not directly comparable with 2010 and 2009 due to the deconsolidation of Overland Pass Pipeline Company in September 2010.

P.           ONEOK PARTNERS

Unit Split - In July 2011, ONEOK Partners completed a two-for-one split of its common and Class B units, and its Partnership Agreement was amended to adjust the formula for distributing available cash among its general partner and limited partners to reflect the unit split.  As a result, all unit and per-unit amounts contained herein have been adjusted to be presented on a post-split basis.

Ownership Interest in ONEOK Partners - Our ownership interest in ONEOK Partners is shown in the table below as of December 31, 2011 and 2010:

General partner interest	2.0%
Limited partner interest (a)	40.8%
Total ownership interest	42.8%
(a) - Represents 11.8 million common units and approximately 73.0 million Class B units, which are convertible, at our option, into common units.

In February 2010, ONEOK Partners completed an underwritten public offering of 11,001,800 common units, including the partial exercise by the underwriters of their over-allotment option, at a public offering price of $30.38 per common unit, generating net proceeds of approximately $322.7 million.  In conjunction with the offering, ONEOK Partners GP contributed $6.8 million in order to maintain its 2-percent general partner interest.  ONEOK Partners used the proceeds from the sale of common units and the general partner contribution to repay borrowings under the ONEOK Partners Credit Agreement and for general partnership purposes.

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

Cash Distributions - We receive distributions from ONEOK Partners on our common and Class B units and our 2-percent general partner interest, which includes our incentive distribution rights.  Under ONEOK Partners’ partnership agreement, as amended, distributions are made to the partners with respect to each calendar quarter in an amount equal to 100 percent of available cash as defined in ONEOK Partners’ partnership agreement, as amended.  Available cash generally will be distributed 98 percent to limited partners and 2 percent to the general partner.  The general partner’s percentage interest in quarterly distributions is increased after certain specified target levels are met during the quarter.  In July 2011, the partnership agreement was amended to adjust the formula for distributing available cash among the general partner and limited partners to reflect the two-for-one unit split.  Under the incentive distribution provisions, as set forth in ONEOK Partners’ partnership agreement, as amended, the general partner receives:

•	15 percent of amounts distributed in excess of $0.3025 per unit;
•	25 percent of amounts distributed in excess of $0.3575 per unit; and
•	50 percent of amounts distributed in excess of $0.4675 per unit.

The following table shows ONEOK Partners’ distributions paid in the periods indicated:

	Years Ended December 31,
	2011	2010	2009
	(Thousands, except per unit amounts)
Distribution per unit	$2.325	$2.230	$2.165

General partner distributions	$12,189	$11,264	$10,005
Incentive distributions	123,386	103,463	84,657
Distributions to general partner	135,575	114,727	94,662
Limited partner distributions to ONEOK	197,133	189,078	183,567
Limited partner distributions to noncontrolling interest	276,738	259,380	222,024
Total distributions paid	$609,446	$563,185	$500,253

The following table shows ONEOK Partners’ distributions declared for the periods indicated and paid within 45 days of the end of the period:

	Years Ended December 31,
	2011	2010	2009
	(Thousands, except per unit amounts)
Distribution per unit	$2.365	$2.250	$2.175

General partner distributions	$12,515	$11,578	$10,228
Incentive distributions	131,213	108,711	87,734
Distributions to general partner	143,728	120,289	97,962
Limited partner distributions to ONEOK	200,524	190,774	184,415
Limited partner distributions to noncontrolling interest	281,499	267,811	229,030
Total distributions declared	$625,751	$578,874	$511,407
Relationship - We consolidate ONEOK Partners in our consolidated financial statements; however, we are restricted from the assets and cash flows of ONEOK Partners except for the distributions we receive.  Distributions are declared quarterly by ONEOK Partners’ general partner based on the terms of the ONEOK Partners partnership agreement.  See Note R for more information on ONEOK Partners’ results.

Affiliate Transactions - We have certain transactions with ONEOK Partners and its subsidiaries, which comprise our ONEOK Partners segment.

ONEOK Partners sells natural gas from its natural gas gathering and processing operations to our Energy Services segment.  In addition, a portion of ONEOK Partners’ revenues from its natural gas pipelines business is from our Energy Services and Natural Gas Distribution segments, which contract with ONEOK Partners for natural gas transportation and storage services.  ONEOK Partners also purchases natural gas from our Energy Services segment for its natural gas liquids and its natural gas gathering and processing operations.

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

The following table shows ONEOK Partners’ transactions with us for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
	(Thousands of dollars)
Revenues	$403,603	$457,740	$475,765

Expenses
Cost of sales and fuel	$48,163	$53,107	$46,824
Administrative and general expenses	251,239	207,282	200,002
Total expenses	$299,402	$260,389	$246,826

Q.           COMMITMENTS AND CONTINGENCIES

Commitments - Operating leases represent future minimum lease payments under noncancelable equipment leases covering office space, pipeline equipment, rights of way and vehicles.  Firm transportation and storage contracts are fixed-price contracts that provide us with firm transportation and storage capacity.  Rental expense in 2011, 2010 and 2009 was not material.  The following table sets forth our operating lease and firm transportation and storage contract payments for the periods indicated:

ONEOK	Operating Leases	Firm Transportation and Storage Contracts	Total
	(Millions of dollars)
2012	$1.2	$122.4	$123.6
2013	0.9	87.5	88.4
2014	0.6	68.2	68.8
2015	0.3	42.9	43.2
2016	-	26.4	26.4
Thereafter	-	23.2	23.2
Total	$3.0	$370.6	$373.6

ONEOK Partners	Operating Leases	Firm Transportation and Storage Contracts	Total
	(Millions of dollars)
2012	$3.4	$9.0	$12.4
2013	2.8	6.5	9.3
2014	2.8	6.2	9.0
2015	1.3	6.1	7.4
2016	1.0	4.7	5.7
Thereafter	6.4	5.7	12.1
Total	$17.7	$38.2	$55.9

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during 2011, 2010 or 2009.

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

In addition, the EPA has issued a rule on air-quality standards, “National Emission Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines,” also known as RICE NESHAP, with a compliance date in 2013.  The rule will require capital expenditures over the next two years for the purchase and installation of new emissions-control equipment.  We do not expect these expenditures to have a material impact on our results of operations, financial position or cash flows.

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

Pipeline Safety - We are subject to Pipeline and Hazardous Materials Safety Administration regulations, including integrity- management regulations.  The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas.  In January 2012, The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 was signed into law.  The new law increased the maximum penalties for violating federal pipeline safety regulations and directs the Department of Transportation and Secretary of Transportation to conduct further review or studies on issues that may or may not be material to us.  These issues include but are not limited to:

•	an evaluation of whether natural gas liquid and natural gas pipeline integrity-management requirements should be expanded beyond current high-consequence areas;
•	a review of all natural gas and hazardous natural gas liquid gathering pipeline exemptions;
•	a verification of records for pipelines in class 3 and 4 locations and high-consequence areas to confirm maximum allowable operating pressures; and
•	a requirement to test pipelines previously untested in high-consequence areas operating above 30 percent yield strength.

The potential capital and operating expenditures related to this legislation, the associated regulations or other new pipeline safety regulations are unknown.

Financial Markets Legislation - The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets.  Various regulatory agencies, including the SEC and the CFTC, have proposed regulations for implementation of many of the provisions of the Dodd-Frank Act.  Although the CFTC has issued final regulations for certain provisions of the Dodd-Frank Act, many remain outstanding.  In November 2011, the CFTC published final rules on speculative position limits, which we do not expect to impact directly our current risk-management practices.  In December 2011, the CFTC issued an order that further defers the effective date of the provisions of the Dodd-Frank Act that require a rulemaking, such as definitions of certain terms, until the earlier of the effective date of the final rule defining the reference terms or July 16, 2012.  Until the remaining final regulations are established, we are unable to ascertain how we may be affected by them.  Based on our assessment of the regulations issued to date and those proposed, we expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity and interest-rate risks; however, the costs of doing so may increase as a result of the new legislation.  We also may incur additional costs associated with our compliance with the new regulations and anticipated additional record keeping, reporting and disclosure obligations; however, we do not believe the costs will be material.  These requirements could affect adversely market liquidity and pricing of derivative contracts making it more difficult to execute our risk-management strategies in the future.  Also, the anticipated increased costs of compliance by dealers and counterparties likely will be passed on to customers, which could decrease the benefits of hedging to us and could reduce our profitability and liquidity.

Legal Proceedings - We are a party to various litigation matters and claims that have arisen in the normal course of our operations.  While the results of litigation and claims cannot be predicted with certainty, and we are unable to estimate reasonably possible losses, we believe the probable final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

R.           SEGMENTS

Segment Descriptions - Our operations are divided into three reportable business segments as follows:  (i) our ONEOK Partners segment reflects the consolidated operations of ONEOK Partners.  We own a 42.8-percent ownership interest and control ONEOK Partners through our ownership of its general partner interest.  ONEOK Partners gathers, processes, treats, transports, stores and sells natural gas and gathers, treats, fractionates, stores, distributes and markets NGLs.  We and ONEOK Partners maintain significant financial and corporate governance separations.  We seek to receive increasing cash distributions as a result of our investment in ONEOK Partners, and our investment decisions are made based on the anticipated returns from ONEOK Partners in total, not specific to any of its businesses individually; (ii) our Natural Gas Distribution segment is comprised of our regulated public utilities that deliver natural gas to residential, commercial and industrial customers, and transport natural gas; and (iii) our Energy Services segment markets natural gas to wholesale customers.  Other and eliminations consist of the operating and leasing operations of our headquarters building and related parking facility and other amounts needed to reconcile our reportable segments to our consolidated financial statements.

Accounting Policies - The accounting policies of the segments are the same as those described in Note A.  Intersegment sales are recorded on the same basis as sales to unaffiliated customers and are discussed in further detail in Note P.  Net margin is comprised of total revenues less cost of sales and fuel.  Cost of sales and fuel includes commodity purchases, fuel, and storage and transportation costs.

Customers - In 2011, 2010 and 2009, we had no single external customer from which we received 10 percent or more of our consolidated gross revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Year Ended December 31, 2011	ONEOK Partners (a)	Natural Gas Distribution	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$10,919,004	$1,609,628	$2,274,799	$2,363	$14,805,794
Intersegment revenues	403,603	11,706	502,418	(917,727)	-
Total revenues	$11,322,607	$1,621,334	$2,777,217	$(915,364)	$14,805,794

Net margin	$1,577,380	$751,835	$48,740	$2,404	$2,380,359
Operating costs	459,364	422,073	24,527	2,359	908,323
Depreciation and amortization	177,549	132,212	445	1,954	312,160
Gain (loss) on sale of assets	(963)	-	-	-	(963)
Operating income	$939,504	$197,550	$23,768	$(1,909)	$1,158,913

Equity earnings from investments	$127,246	$-	$-	$-	$127,246
Investments in unconsolidated affiliates	$1,223,398	$-	$-	$-	$1,223,398
Total assets	$8,946,676	$3,392,475	$562,728	$794,756	$13,696,635
Noncontrolling interests in consolidated subsidiaries	$5,112	$-	$-	$1,556,047	$1,561,159
Capital expenditures	$1,063,383	$242,590	$41	$30,053	$1,336,067
(a) - Our ONEOK Partners segment has regulated and nonregulated operations. Our ONEOK Partners segment’s regulated operations had revenues of $658.5 million, net margin of $469.0 million and operating income of $232.8 million.

Year Ended December 31, 2010	ONEOK Partners (a)	Natural Gas Distribution	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$8,218,160	$1,810,502	$2,647,460	$2,669	$12,678,791
Intersegment revenues	457,740	6,900	653,717	(1,118,357)	-
Total revenues	$8,675,900	$1,817,402	$3,301,177	$(1,115,688)	$12,678,791

Net margin	$1,144,853	$754,917	$159,739	$2,661	$2,062,170
Operating costs	403,476	398,861	28,384	192	830,913
Depreciation and amortization	173,708	130,968	694	1,854	307,224
Gain (loss) on sale of assets	18,632	(13)	-	-	18,619
Operating income	$586,301	$225,075	$130,661	$615	$942,652

Equity earnings from investments	$101,880	$-	$-	$-	$101,880
Investments in unconsolidated affiliates	$1,188,124	$-	$-	$-	$1,188,124
Total assets	$7,920,100	$3,237,890	$651,960	$689,225	$12,499,175
Noncontrolling interests in consolidated subsidiaries	$5,176	$-	$-	$1,467,042	$1,472,218
Capital expenditures	$352,714	$215,608	$488	$13,938	$582,748
(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment’s regulated operations had revenues of $612.2 million, net margin of $479.1 million and operating income of $250.9 million.

Year Ended December 31, 2009	ONEOK Partners (a)	Natural Gas Distribution	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$5,998,726	$1,832,146	$2,971,902	$2,979	$10,805,753
Intersegment revenues	475,765	6,745	581,740	(1,064,250)	-
Total revenues	$6,474,491	$1,838,891	$3,553,642	$(1,061,271)	$10,805,753

Net margin	$1,119,297	$716,028	$159,647	$2,979	$1,997,951
Operating costs	411,227	384,126	35,542	65	830,960
Depreciation and amortization	164,136	122,594	540	1,653	288,923
Gain (loss) on sale of assets	2,668	486	-	1,652	4,806
Operating income	$546,602	$209,794	$123,565	$2,913	$882,874

Equity earnings from investments	$72,722	$-	$-	$-	$72,722
Investments in unconsolidated affiliates	$765,163	$-	$-	$-	$765,163
Total assets	$7,953,259	$3,120,704	$930,086	$823,634	$12,827,683
Noncontrolling interests in consolidated subsidiaries	$5,603	$-	$-	$1,232,665	$1,238,268
Capital expenditures	$615,691	$157,508	$105	$17,941	$791,245
(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment’s regulated operations had revenues of $555.9 million, net margin of $451.0 million and operating income of $200.3 million.

S.           QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
Year Ended December 31, 2011	Quarter	Quarter	Quarter	Quarter
	(Thousands of dollars except per share amounts)
Total revenues (a)	$3,760,600	$3,444,798	$3,529,359	$4,071,037
Net margin (a)	$629,877	$518,833	$532,624	$699,025
Income from continuing operations (a)	$198,285	$134,330	$161,158	$263,741
Income (loss) from operations of discontinued
operations, net of tax (a)	$1,061	$437	$(278)	$1,010
Net income	$199,346	$134,767	$160,880	$264,751
Net income attributable to ONEOK	$130,130	$55,142	$60,321	$115,001
Earnings per share total
Basic	$1.22	$0.52	$0.58	$1.12
Diluted	$1.19	$0.51	$0.57	$1.09

	First	Second	Third	Fourth
Year Ended December 31, 2010	Quarter	Quarter	Quarter	Quarter
	(Thousands of dollars except per share amounts)
Total revenues (a)	$3,780,203	$2,740,689	$2,877,849	$3,280,050
Net margin (a)	$615,099	$455,558	$449,504	$542,009
Income from continuing operations (a)	$185,232	$86,146	$120,005	$148,675
Income (loss) from operations of discontinued
operations, net of tax (a)	$1,488	$228	$296	$(740)
Net income	$186,720	$86,374	$120,301	$147,935
Net income attributable to ONEOK	$154,539	$41,724	$55,295	$83,074
Earnings per share total
Basic	$1.46	$0.39	$0.52	$0.78
Diluted	$1.44	$0.39	$0.51	$0.76
(a) These amounts vary from the amounts previously filed due to the sale of ONEOK Energy Marketing Company in February 2012. See Note B for additional information on our discontinued operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein (Item 8).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

Information concerning our directors is set forth in our 2012 definitive Proxy Statement and is incorporated herein by this reference.

Executive Officers of the Registrant

Information concerning our executive officers is included in Part I, Item 1, Business, of this Annual Report.

Compliance with Section 16(a) of the Exchange Act

Information on compliance with Section 16(a) of the Exchange Act is set forth in our 2012 definitive Proxy Statement and is incorporated herein by this reference.

Code of Ethics

Information concerning the code of ethics, or code of business conduct, is set forth in our 2012 definitive Proxy Statement and is incorporated herein by this reference.

Nominating Committee Procedures

Information concerning the Nominating Committee procedures is set forth in our 2012 definitive Proxy Statement and is incorporated herein by this reference.

Audit Committee

Information concerning the Audit Committee is set forth in our 2012 definitive Proxy Statement and is incorporated herein by this reference.

Audit Committee Financial Experts

Information concerning the Audit Committee Financial Experts is set forth in our 2012 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information on executive compensation is set forth in our 2012 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Information concerning the ownership of certain beneficial owners is set forth in our 2012 definitive Proxy Statement and is incorporated herein by this reference.

Security Ownership of Management

Information on security ownership of directors and officers is set forth in our 2012 definitive Proxy Statement and is incorporated herein by this reference.

Equity Compensation Plan Information

The following table sets forth certain information concerning our equity compensation plans as of December 31, 2011:

			Number of Securities
			Remaining Available For
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of Outstanding	Outstanding Options,	Plans (Excluding
	Options, Warrants and Rights	Warrants and Rights	Securities in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by security holders (1)	2,487,877	$44.24	3,393,142
Equity compensation plans
not approved by security holders (2)	233,502	$83.14 (3)	503,602
Total	2,721,379	$47.57	3,896,744
(1) -
Includes shares granted under our Employee Stock Purchase Plan, and Employee Stock Award Program, and stock options, restricted stock incentive units and performance unit awards granted under our Long-Term Incentive Plan and Equity Compensation Plan.  For a brief description of the material features of these plans, see Note K of the Notes to Consolidated Financial Statements in this Annual Report.  Column (c) includes 389,237, 2,978, 840,691 and 2,160,236 shares available for future issuance under our Employee Stock Purchase Plan, Employee Stock Award Program, Long-Term Incentive Plan and Equity Compensation Plan, respectively.

(2) -
Includes our Employee Non-Qualified Deferred Compensation Plan, Deferred Compensation Plan for Non-Employee Directors and Stock Compensation Plan for Non-Employee Directors.  For a brief description of the material features of these plans, see Note L of the Notes to Consolidated Financial Statements in this Annual Report.

(3) -
Compensation deferred into our common stock under our Employee Non-Qualified Deferred Compensation Plan and Deferred Compensation Plan for Non-Employee Directors is distributed to participants at fair market value on the date of distribution.  The price used for these plans to calculate the weighted-average exercise price in the table is $86.09, which represents the year-end closing price of our common stock on the NYSE.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information on certain relationships and related transactions and director independence is set forth in our 2012 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning the principal accountant’s fees and services is set forth in our 2012 definitive Proxy Statement and is incorporated herein by this reference.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements	Page No.

(a)	Report of Independent Registered Public Accounting Firm	73

(b)	Consolidated Statements of Income for the years ended	74
	December 31, 2011, 2010 and 2009

(c)	Consolidated Statements of Comprehensive Income for the years	75
	ended December 31, 2011, 2010 and 2009

(d)	Consolidated Balance Sheets as of December 31, 2011 and 2010	76-77

(e)	Consolidated Statements of Cash Flows for the years ended	79
	December 31, 2011, 2010 and 2009

(f)	Statements of Shareholders’ Equity for the years	80-81
	ended December 31, 2011, 2010 and 2009

(g)	Notes to Consolidated Financial Statements	82-123

(2)  Financial Statement Schedules

All schedules have been omitted because of the absence of conditions under which they are required.

(3)  Exhibits

3	Not used.

3.1	Not used.

3.2	Not used.

3.3	Not used.

3.4	Amended and Restated Bylaws of ONEOK, Inc. (incorporated by reference from Exhibit 99.1 to Form 8-K filed January 20, 2009).

3.5	Amended and Restated Certificate of Incorporation of ONEOK, Inc. dated May 15, 2008 (incorporated by reference from Exhibit 3.1 to Form 8-K filed May 19, 2008).

3.6	Certificate of Correction form dated November 5, 2008 (incorporated by reference from Exhibit 4.2 to Registration Statement on Form S-3 filed November 21, 2008).

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

4.7
Second Amended and Restated Rights Agreement, dated as of March 31, 2011, between ONEOK, Inc. and Wells Fargo Bank, N.A. as Rights Agent (incorporated by reference from Exhibit 4.1 to the Form 10-Q for the quarter ended March 31, 2011, filed on May 5, 2011).

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

4.25	Not used.

4.26	Form of Class B unit certificate of ONEOK Partners, L.P. (incorporated by reference to Exhibit 4.1 to Northern Border Partners, L.P.’s Form 8-K filed on April 12, 2006 (File No. 1-12202)).

4.27
Sixth Supplemental Indenture, dated January 26, 2011, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 3.250 percent Senior Notes due 2016 (incorporated by reference from Exhibit 4.2 to Form 8-K for the filed January 26, 2011 (File No. 1-12202)).

4.28
Seventh Supplemental Indenture, dated January 26, 2011, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 6.125 percent Senior Notes due 2041 (incorporated by reference from Exhibit 4.3 to Form 8-K for the filed January 26, 2011 (File No. 1-12202)).

4.29	Indenture, dated as of January 26, 2012, among ONEOK, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed January 26, 2012).

4.30
First Supplemental Indenture, dated January 26, 2012, among ONEOK, Inc. and U.S. Bank National Association, as trustee, with respect to the 4.25 percent Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to Form 8-K filed January 26, 2012).

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

10.4	Not used.

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

10.10	Not used.

10.11	Not used.

10.12
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

10.14	Form of ONEOK, Inc. Officer Change in Control Severance Plan (incorporated by reference from Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K filed July 22, 2011 (File No. 001-13643)).

10.15	Not used.

10.16	Not used.

10.17	Not used.

10.18	Not used.

10.19	Form of Restricted Unit Stock Bonus Award Agreement dated February 15, 2012.

10.20	Form of Performance Unit Award Agreement dated February 15, 2012.

10.21	Not used.

10.22
Commercial Paper Dealer Agreement between ONEOK Partners, L.P. and Citigroup Global Markets Inc. dated as of June 16, 2010 (incorporated by reference to Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K filed on June 22, 2010).

10.23
Commercial Paper Dealer Agreement between ONEOK Partners, L.P. and Banc of America Securities LLC dated as of June 16, 2010 (incorporated by reference to Exhibit 10.2 to ONEOK, Inc.’s Current Report on Form 8-K filed on June 22, 2010).

10.24
Commercial Paper Dealer Agreement between ONEOK Partners, L.P. and SunTrust Robinson Humphrey, Inc. dated as of June 16, 2010 (incorporated by reference to Exhibit 10.3 to ONEOK, Inc.’s Current Report on Form 8-K filed on June 22, 2010).

10.25
Purchase Agreement dated May 17, 2011, by and between ONEOK, Inc., and Barclays Bank PLC acting through Barclays Capital Inc. as agent (incorporated by reference to Exhibit 10.2 to ONEOK, Inc.’s Quarterly Report on Form 10-Q filed on August 3, 2011 (File No. 001-13643)).

10.26
Credit Agreement, dated as of August 1, 2011, among ONEOK Partners, L.P., as borrower, the lenders party thereto, Citibank, N.A., as administrative agent, swing line lender and a letter-of-credit issuer, and Barclays Bank and Wells Fargo Bank, N.A., as letter-of-credit issuers (incorporated by reference from Exhibit 10.1 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed August 2, 2011 (File No. 001-12202)).

10.27
Guaranty Agreement, dated as of August 1, 2011, by ONEOK Partners Intermediate Limited Partnership in favor of the Citibank, N.A., as administrative agent, under the above-referenced Credit Agreement (incorporated by reference from Exhibit 10.2 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed August 2, 2011 (File No. 001-12202)).

10.28
Underwriting Agreement dated January 23, 2012, among ONEOK, Inc. and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 4.1 to Form 8-K filed January 26, 2012).

10.29
Underwriting Agreement dated January 21, 2011, among ONEOK Partners, L.P. and ONEOK Partners Intermediate Limited Partnership and Citigroup Global Markets Inc., RBS Securities Inc. and UBS Securities LLC, therein (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed by ONEOK Partners, L.P. on January 26, 2011 (File No. 001-12202)).

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

10.34
Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P. (incorporated by reference to Exhibit 3.1 to ONEOK Partners, L.P.’s Form 8-K filed on February 17, 2012 (File No. 1-12202)).

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

10.45	Form of Restricted Unit Award Agreement (incorporated by reference from Exhibit 10.45 to Form 10-K filed February 28, 2007).

10.46	Form of Performance Unit Award Agreement (incorporated by reference from Exhibit 10.46 to Form 10-K filed February 28, 2007).

10.47	Not used.

10.48	Not used.

10.49	Not used.

10.50
Thrift Plan for Employees of ONEOK, Inc. and Subsidiaries as amended and restated effective as of January 1, 2008 (incorporated by reference from Exhibit 4.3 to Registration Statement on Form S-8 filed August 4, 2008).

10.51
Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P. dated July 20, 2007 (incorporated by reference to Exhibit 3.1 to ONEOK Partners, L.P.’s Form 10-Q filed on August 3, 2007 (File No. 001-12202)).

10.52
Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P. dated July 12, 2011 (incorporated by reference to Exhibit 3.1 to ONEOK Partners, L.P.’s Form 8-K filed on July 12, 2011 (File No. 001-12202)).

10.53
Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of ONEOK Partners GP, L.L.C. (incorporated by reference to Exhibit 10.1 to ONEOK Partners, L.P.’s Form 8-K filed on February 17, 2012 (File No. 1-12202)).

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

10.58	Form of Performance Unit Award Agreement dated February 18, 2010 (incorporated by reference from Exhibit 10.58 to Form 10-K/A for the fiscal year ended December 31, 2009, filed October 12, 2010).

10.59	Form of Restricted Unit Stock Bonus Award Agreement (incorporated by reference from Exhibit 10.59 to Form 10-K for the fiscal year ended December 31, 2010, filed February 22, 2011).

10.60	Form of Performance Unit Award Agreement (incorporated by reference from Exhibit 10.60 to Form 10-K for the fiscal year ended December 31, 2010, filed February 22, 2011).

12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2011, 2010, 2009, 2008 and 2007.

16	Not used.

21	Required information concerning the registrant’s subsidiaries.

23	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

23.1	Not used.

31.1	Certification of John W. Gibson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert F. Martinovich pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John W. Gibson pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Robert F. Martinovich pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this Annual Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Balance Sheets at December 31, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; (vi) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Annual Report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: February 21, 2012                                                                                     By:  /s/ Robert F. Martinovich
Robert F. Martinovich
Executive Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 21st day of February 2012.

/s/ John W. Gibson	/s/ Robert F. Martinovich
John W. Gibson	Robert F. Martinovich
Chairman and	Executive Vice President,
Chief Executive Officer	Chief Financial Officer and Treasurer

/s/ Derek S. Reiners	/s/ James C. Day
Derek S. Reiners	James C. Day
Senior Vice President and	Director
Chief Accounting Officer

/s/ Julie H. Edwards	/s/ William L. Ford
Julie H. Edwards	William L. Ford
Director	Director

/s/ Steven J. Malcolm
Bert H. Mackie	Steven J. Malcolm
Director	Director

/s/ Jim W. Mogg	/s/ Pattye L. Moore
Jim W. Mogg	Pattye L. Moore
Director	Director

/s/ Gary D. Parker	/s/ Eduardo A. Rodriguez
Gary D. Parker	Eduardo A. Rodriguez
Director	Director

/s/ Gerald B. Smith	/s/ David J. Tippeconnic
Gerald B. Smith	David J. Tippeconnic
Director	Director