Form 10-Q
period 2012-09-30
ONEOK INC /NEW/
filed 2012-10-31
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012
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
Yes __ No X

On October 26, 2012, the Company had 204,613,070 shares of common stock outstanding.

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

INFORMATION AVAILABLE ON OUR WEBSITE

We make available, free of charge, on our website (www.oneok.com) copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.  Copies of our Code of Business Conduct, Corporate Governance Guidelines and Director Independence Guidelines are also available on our website, and we will provide copies of these documents upon request.  Our website and any contents thereof are not incorporated by reference into this report.

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2011
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
Btu(s)	British thermal units, a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit
CFTC	Commodities Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act Amendments of 1972, as amended
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOT	United States Department of Transportation
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
LDCs	Local distribution companies
LIBOR	London Interbank Offered Rate
MBbl	Thousand barrels
MBbl/d	Thousand barrels per day
Mcf	Thousand cubic feet
MDth/d	Thousand dekatherms per day
MMBbl	Million barrels
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf	Million cubic feet
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Policy Act	Natural Gas Policy Act of 1978, as amended
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NGL(s)	Natural gas liquid(s)
NYMEX	New York Mercantile Exchange
OCC	Oklahoma Corporation Commission
ONEOK	ONEOK, Inc.
ONEOK 2011 Credit Agreement	ONEOK’s $1.2 billion revolving credit agreement dated April 5, 2011
ONEOK Partners	ONEOK Partners, L.P.
ONEOK Partners 2011 Credit Agreement	ONEOK Partners’ $1.2 billion revolving credit agreement dated August 1, 2011
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and the sole general partner of ONEOK Partners
POP	Percent of Proceeds

Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
S&P	Standard & Poor’s Rating Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2012	2011	2012	2011
	(Thousands of dollars, except per share amounts)
Revenues	$3,028,775	$3,529,359	$8,972,635	$10,734,757
Cost of sales and fuel	2,474,803	2,996,735	7,226,114	9,053,423
Net margin	553,972	532,624	1,746,521	1,681,334
Operating expenses
Operations and maintenance	206,048	185,127	603,055	575,658
Depreciation and amortization	81,434	75,953	249,429	234,103
Goodwill impairment	—	—	10,255	—
General taxes	23,157	22,134	81,471	76,893
Total operating expenses	310,639	283,214	944,210	886,654
Gain (loss) on sale of assets	(420)	(69)	603	(791)
Operating income	242,913	249,341	802,914	793,889
Equity earnings from investments (Note K)	28,591	32,029	92,380	93,665
Allowance for equity funds used during construction	3,302	759	6,126	1,625
Other income	5,049	184	11,495	1,069
Other expense	(919)	(13,285)	(3,990)	(13,535)
Interest expense (net of capitalized interest of $11,802, $6,469, $30,521 and $13,904, respectively)	(71,364)	(73,841)	(218,714)	(228,688)
Income before income taxes	207,572	195,187	690,211	648,025
Income taxes	(42,584)	(34,028)	(156,835)	(154,252)
Income from continuing operations	164,988	161,159	533,376	493,773
Income from discontinued operations, net of tax (Note B)	—	(279)	762	1,219
Gain on sale of discontinued operations, net of tax (Note B)	—	—	13,517	—
Net income	164,988	160,880	547,655	494,992
Less: Net income attributable to noncontrolling interests	99,769	100,559	298,578	249,399
Net income attributable to ONEOK	$65,219	$60,321	$249,077	$245,593
Amounts attributable to ONEOK:
Income from continuing operations	$65,219	$60,600	$234,798	$244,374
Income from discontinued operations	—	(279)	14,279	1,219
Net income	$65,219	$60,321	$249,077	$245,593
Basic earnings per share:
Income from continuing operations (Note I)	$0.32	$0.29	$1.14	$1.16
Income from discontinued operations	—	—	0.07	0.01
Net income	$0.32	$0.29	$1.21	$1.17
Diluted earnings per share:
Income from continuing operations (Note I)	$0.31	$0.29	$1.11	$1.13
Income from discontinued operations	—	(0.01)	0.07	0.01
Net Income	$0.31	$0.28	$1.18	$1.14
Average shares (thousands)
Basic	205,005	206,606	206,638	210,440
Diluted	209,960	211,940	211,198	215,454
Dividends declared per share of common stock	$0.33	$0.28	$0.94	$0.80
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2012	2011	2012	2011
	(Thousands of dollars)
Net income	$164,988	$160,880	$547,655	$494,992
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on energy marketing and risk-management assets/liabilities, net of tax of $12,244, $14,194, $(2,146) and $10,487, respectively	(30,383)	(37,842)	4,520	(38,004)
Realized (gains) losses in net income, net of tax of $6,143, $10,193, $12,954 and $22,127, respectively	(20,973)	(15,814)	(44,675)	(32,522)
Unrealized holding gains (losses) on available-for-sale securities, net of tax of $(57), $31, $(132) and $234, respectively	90	(331)	210	(370)
Change in pension and postretirement benefit plan liability, net of tax of $3,644, $2,947, $10,932 and $8,842, respectively	(5,778)	(4,672)	(17,330)	(14,017)
Other, net of tax of $0, $11, $0 and $73, respectively	—	(18)	—	(115)
Total other comprehensive income (loss), net of tax	(57,044)	(58,677)	(57,275)	(85,028)
Comprehensive income	107,944	102,203	490,380	409,964
Less: Comprehensive income attributable to noncontrolling interests	77,561	85,189	275,658	230,142
Comprehensive income attributable to ONEOK	$30,383	$17,014	$214,722	$179,822
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
(Unaudited)	2012	2011
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$978,825	$65,953
Accounts receivable, net	984,724	1,339,933
Gas and natural gas liquids in storage	644,719	549,915
Commodity imbalances	57,303	63,452
Energy marketing and risk management assets (Notes C and D)	70,324	40,280
Other current assets	220,135	185,143
Assets of discontinued operations (Note B)	—	74,136
Total current assets	2,956,030	2,318,812
Property, plant and equipment
Property, plant and equipment	12,404,878	11,177,934
Accumulated depreciation and amortization	2,914,496	2,733,601
Net property, plant and equipment	9,490,382	8,444,333
Investments and other assets
Investments in unconsolidated affiliates (Note K)	1,218,282	1,223,398
Goodwill and intangible assets	998,122	1,014,127
Other assets	701,491	695,965
Total investments and other assets	2,917,895	2,933,490
Total assets	$15,364,307	$13,696,635
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)
	September 30,	December 31,
(Unaudited)	2012	2011
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt	$11,140	$364,391
Notes payable (Note E)	676,747	841,982
Accounts payable	1,153,750	1,341,718
Commodity imbalances	213,367	202,206
Energy marketing and risk management liabilities (Notes C and D)	25,856	137,680
Other current liabilities	358,253	345,383
Liabilities of discontinued operations (Note B)	—	12,815
Total current liabilities	2,439,113	3,246,175
Long-term debt, excluding current maturities (Note F)	6,517,464	4,529,551
Deferred credits and other liabilities
Deferred income taxes	1,539,960	1,446,591
Other deferred credits	692,211	674,586
Total deferred credits and other liabilities	2,232,171	2,121,177
Commitments and contingencies (Note M)
Equity (Note G)
ONEOK shareholders’ equity:
Common stock, $0.01 par value:
authorized 600,000,000 shares; issued 245,811,180 shares and outstanding 204,598,717 shares at September 30, 2012; issued 245,809,848 shares and outstanding 206,509,960 shares at December 31, 2011	2,458	2,458
Paid-in capital	1,337,045	1,417,185
Accumulated other comprehensive loss (Note H)	(240,476)	(206,121)
Retained earnings	2,015,008	1,960,374
Treasury stock, at cost: 41,212,463 shares at September 30, 2012, and 39,299,888 shares at December 31, 2011	(1,048,329)	(935,323)
Total ONEOK shareholders’ equity	2,065,706	2,238,573
Noncontrolling interests in consolidated subsidiaries	2,109,853	1,561,159
Total equity	4,175,559	3,799,732
Total liabilities and equity	$15,364,307	$13,696,635
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
(Unaudited)	2012	2011
	(Thousands of dollars)
Operating activities
Net income	$547,655	$494,992
Depreciation and amortization	249,437	234,201
Impairment of goodwill	10,255	—
Gain on sale of discontinued operations	(13,517)	—
Reclassified loss on energy price risk management assets and liabilities	29,861	—
Equity earnings from investments	(92,380)	(93,665)
Distributions received from unconsolidated affiliates	92,996	87,151
Deferred income taxes	170,657	200,961
Share-based compensation expense	35,970	39,297
Allowance for equity funds used during construction	(6,126)	(1,625)
Loss (gain) on sale of assets	(603)	791
Other	(1,770)	(1,260)
Changes in assets and liabilities:
Accounts receivable	350,350	194,631
Gas and natural gas liquids in storage	(94,362)	26,975
Accounts payable	(156,483)	(401)
Commodity imbalances, net	17,310	(63,159)
Energy marketing and risk management assets and liabilities	(205,008)	(12,705)
Other assets and liabilities	(171,383)	(76,565)
Cash provided by operating activities	762,859	1,029,619
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(1,238,908)	(862,310)
Proceeds from sale of discontinued operations, net of cash sold	32,946	—
Contributions to unconsolidated affiliates	(21,284)	(51,686)
Distributions received from unconsolidated affiliates	25,756	16,158
Proceeds from sale of assets	1,918	951
Other	988	—
Cash used in investing activities	(1,198,584)	(896,887)
Financing activities
Borrowing (repayment) of notes payable, net	(165,235)	93,145
Issuance of debt, net of discounts	1,994,693	1,295,450
Long-term debt financing costs	(15,030)	(10,986)
Repayment of debt	(359,251)	(724,405)
Repurchase of common stock	(150,000)	(300,108)
Issuance of common stock	7,068	7,142
Issuance of common units, net of issuance costs	459,680	—
Dividends paid	(194,443)	(169,337)
Distributions to noncontrolling interests	(237,744)	(206,260)
Cash provided by (used in) financing activities	1,339,738	(15,359)
Change in cash and cash equivalents	904,013	117,373
Change in cash and cash equivalents included in discontinued operations	8,859	1,898
Change in cash and cash equivalents from continuing operations	912,872	119,271
Cash and cash equivalents at beginning of period	65,953	30,341
Cash and cash equivalents at end of period	$978,825	$149,612
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
	ONEOK Shareholders’ Equity
(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)
	(Shares)	(Thousands of dollars)
December 31, 2011	245,809,848	$2,458	$1,417,185	$(206,121)
Net income	—	—	—	—
Other comprehensive income (loss)	—	—	—	(34,355)
Repurchase of common stock	—	—	—	—
Common stock issued	1,332	—	(26,604)	—
Common stock dividends -
$0.94 per share	—	—	—	—
Issuance of common units of ONEOK Partners	—	—	(51,100)	—
Distributions to noncontrolling interests	—	—	—	—
Other	—	—	(2,436)	—
September 30, 2012	245,811,180	$2,458	$1,337,045	$(240,476)
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Continued)
	ONEOK Shareholders’ Equity
(Unaudited)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
December 31, 2011	$1,960,374	$(935,323)	$1,561,159	$3,799,732
Net income	249,077	—	298,578	547,655
Other comprehensive income (loss)	—	—	(22,920)	(57,275)
Repurchase of common stock	—	(150,000)	—	(150,000)
Common stock issued	—	36,994	—	10,390
Common stock dividends -
$0.94 per share	(194,443)	—	—	(194,443)
Issuance of common units of ONEOK Partners	—	—	510,780	459,680
Distributions to noncontrolling interests	—	—	(237,744)	(237,744)
Other	—	—	—	(2,436)
September 30, 2012	$2,015,008	$(1,048,329)	$2,109,853	$4,175,559

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC.  These statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented.  All such adjustments are of a normal recurring nature.  The 2011 year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.  These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements in our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for a 12-month period.

Stock Split - In June 2012, we completed our previously announced two-for-one split of our common stock. We have adjusted all share and per-share amounts contained herein to be presented on a post-split basis.

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  An entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test.  An entity may also resume performing the qualitative assessment in any subsequent period.  We adopted this guidance beginning with our July 1, 2012, goodwill impairment test, and it did not impact our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-lived Intangible Assets for Impairment,” which allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary.  Under the revised standard, an entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.  An entity has the option to bypass the qualitative assessment and perform the quantitative impairment test for any indefinite-lived intangible assets in any period.  We expect the impact of this guidance to be immaterial when we adopt it for our annual assessments beginning in 2013.

Goodwill Impairment Test - We assess our goodwill for impairment at least annually on July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. As a result of the decline in natural gas prices and its effect on location and seasonal price differentials, we performed an interim impairment assessment of our Energy Services segment’s goodwill balance as of March 31, 2012.  As a result of that assessment, goodwill with a carrying amount of $10.3 million was written down to its implied fair value of zero, with a resulting impairment charge of $10.3 million recorded in earnings for the three months ended March 31, 2012.  The fair value of our Energy Services reporting unit and the implied fair value of its goodwill were calculated using Level 3, significant unobservable inputs.

At July 1, 2012, we assessed qualitative factors to determine whether it was more likely than not that the fair value of each of our reporting units was less than its carrying amount. After assessing qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance), we determined that no further testing was necessary.

B.	DISCONTINUED OPERATIONS

On February 1, 2012, we sold ONEOK Energy Marketing Company, our retail natural gas marketing business, to Constellation Energy Group, Inc. for $22.5 million plus working capital.  We received net proceeds of approximately $32.9 million and recognized a gain on the sale of approximately $13.5 million, net of taxes of $8.3 million.  The proceeds from the sale were used to reduce short-term borrowings.  The financial information of ONEOK Energy Marketing Company is reflected as discontinued operations in this Quarterly Report.  All prior periods presented have been recast to reflect the discontinued operations.

The amounts of revenue, costs and income taxes reported in discontinued operations are set forth in the table below for the periods indicated:

	One Month Ended	Three Months Ended	Nine Months Ended
	January 31,	September 30,	September 30,
	2012	2011	2011
	(Thousands of dollars)
Revenues	$27,607	$65,832	$241,798
Cost of sales and fuel	25,961	64,463	233,942
Net margin	1,646	1,369	7,856
Operating costs	408	1,797	5,814
Depreciation and amortization	8	33	98
Operating income	1,230	(461)	1,944
Other income (expense), net	—	(93)	(78)
Income taxes	(468)	275	(647)
Income from discontinued operations, net	$762	$(279)	$1,219

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

	September 30, 2012
	Level 1	Level 2	Level 3	Netting	Total
	(Thousands of dollars)
Assets
Derivatives (a)
Commodity contracts
Financial contracts	$140,955	$25,252	$20,946	$—	$187,153
Physical contracts	—	3,205	2,707	—	5,912
Netting	—	—	—	(126,717)	(126,717)
Interest-rate contracts	—	7,600	—	—	7,600
Total derivatives	140,955	36,057	23,653	(126,717)	73,948
Trading securities (b)	6,759	—	—	—	6,759
Available-for-sale investment securities (c)	2,292	—	—	—	2,292
Total assets	$150,006	$36,057	$23,653	$(126,717)	$82,999
Liabilities
Derivatives (a)
Commodity contracts
Financial contracts	$(118,050)	$(16,651)	$(8,336)	$—	$(143,037)
Physical contracts	—	(630)	(1,163)	—	(1,793)
Netting	—	—	—	118,554	118,554
Total derivatives	(118,050)	(17,281)	(9,499)	118,554	(26,276)
Fair value of firm commitments (d)	—	—	(2,167)	—	(2,167)
Total liabilities	$(118,050)	$(17,281)	$(11,666)	$118,554	$(28,443)
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheets as energy marketing and risk management assets and liabilities and other assets on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At September 30, 2012, we held $8.2 million of cash collateral and had posted $7.6 million of cash collateral with various counterparties.
(b) - Included in our Consolidated Balance Sheets as other current assets.
(c) - Included in our Consolidated Balance Sheets as other assets.
(d) - Included in our Consolidated Balance Sheets as other current liabilities and other deferred credits.

	December 31, 2011
	Level 1	Level 2	Level 3	Netting	Total
	(Thousands of dollars)
Assets
Derivatives (a)
Commodity contracts
Financial contracts	$545,247	$13,874	$32,931	$—	$592,052
Physical contracts	—	23,879	14,916	—	38,795
Netting	—	—	—	(569,243)	(569,243)
Total derivatives	545,247	37,753	47,847	(569,243)	61,604
Trading securities (b)	5,749	—	—	—	5,749
Available-for-sale investment securities (c)	1,949	—	—	—	1,949
Total assets	$552,945	$37,753	$47,847	$(569,243)	$69,302
Liabilities
Derivatives (a)
Commodity contracts
Financial contracts	$(479,073)	$(6,498)	$(20,995)	$—	$(506,566)
Physical contracts	—	(261)	(1,748)	—	(2,009)
Netting	—	—	—	497,608	497,608
Interest-rate contracts	—	(128,666)	—	—	(128,666)
Total derivatives	(479,073)	(135,425)	(22,743)	497,608	(139,633)
Fair value of firm commitments (d)	—	—	(7,283)	—	(7,283)
Total liabilities	$(479,073)	$(135,425)	$(30,026)	$497,608	$(146,916)
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

The following tables set forth the reconciliation of our Level 3 fair value measurements for the periods indicated:

	Derivative Assets (Liabilities)	Fair Value of Firm Commitments	Total
	(Thousands of dollars)
July 1, 2012	$37,745	$(4,250)	$33,495
Total realized/unrealized gains (losses):
Included in earnings (a)	(4,366)	2,083	(2,283)
Included in other comprehensive income (loss)	(20,295)	—	(20,295)
Transfers into Level 3	385	—	385
Transfers out of Level 3	685	—	685
September 30, 2012	$14,154	$(2,167)	$11,987
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2012 (a)	$51	$205	$256
(a) - Reported in revenues and cost of sales and fuel in our Consolidated Statements of Income.

	Derivative Assets (Liabilities)	Fair Value of Firm Commitments	Total
	(Thousands of dollars)
July 1, 2011	$23,858	$(21,212)	$2,646
Total realized/unrealized gains (losses):
Included in earnings (a)	(5,444)	9,881	4,437
Included in other comprehensive income (loss)	9,717	—	9,717
Transfers into Level 3	1,284	—	1,284
Transfers out of Level 3	(3,682)	—	(3,682)
September 30, 2011	$25,733	$(11,331)	$14,402
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2011 (a)	$14,115	$(3,229)	$10,886
(a) - Reported in revenues and cost of sales and fuel in our Consolidated Statements of Income.

	Derivative Assets (Liabilities)	Fair Value of Firm Commitments	Total
	(Thousands of dollars)
January 1, 2012	$25,104	$(7,283)	$17,821
Total realized/unrealized gains (losses):
Included in earnings (a)	(13,153)	5,116	(8,037)
Included in other comprehensive income (loss)	6,384	—	6,384
Sale of discontinued operations	(3,636)	—	(3,636)
Transfers out of Level 3	(545)	—	(545)
September 30, 2012	$14,154	$(2,167)	$11,987
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2012 (a)	$352	$(296)	$56
(a) - Reported in revenues and cost of sales and fuel in our Consolidated Statements of Income.

	Derivative Assets (Liabilities)	Fair Value of Firm Commitments	Total
	(Thousands of dollars)
January 1, 2011	$49,266	$(29,536)	$19,730
Total realized/unrealized gains (losses):
Included in earnings (a)	(28,352)	18,205	(10,147)
Included in other comprehensive income (loss)	1,160	—	1,160
Transfers into Level 3	4,739	—	4,739
Transfers out of Level 3	(1,080)	—	(1,080)
September 30, 2011	$25,733	$(11,331)	$14,402
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of September 30, 2011 (a)	$20,620	$(6,978)	$13,642
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

Our Level 3 fair value measurements based on unobservable inputs, excluding the portion of our fair value measurements based on third-party pricing information without adjustment, are not material at September 30, 2012.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable, accounts payable and notes payable is equal to book value, due to the short-term nature of these items.

Our cash and cash equivalents are comprised of bank and money market accounts and are classified as Level 1.  Our notes payable are classified as Level 2 since the estimated fair value of the notes payable can be determined using information available in the commercial paper market.  The estimated fair value of our consolidated long-term debt, including current maturities, was $7.4 billion at September 30, 2012, and $5.6 billion at December 31, 2011.  The book value of long-term debt, including current maturities, was $6.5 billion and $4.9 billion at September 30, 2012, and December 31, 2011, respectively.  The estimated fair value of the aggregate of ONEOK’s and ONEOK Partners’ senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities.  Our consolidated long-term debt is classified as Level 2.

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

ONEOK entered into forward-starting interest-rate swaps designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued.  ONEOK had interest-rate swaps with notional values totaling $500 million at December 31, 2011.  In January 2012, ONEOK entered into additional interest-rate swaps with notional amounts totaling $200 million.  Upon issuance in January 2012 of our $700 million, 4.25-percent senior notes due 2022, ONEOK settled all $700 million of its interest-rate swaps and realized a loss of $44.1 million in accumulated other comprehensive income (loss) that will be amortized to interest expense over the term of the related debt.

ONEOK Partners has entered into forward-starting interest-rate swaps designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued.  At December 31, 2011, ONEOK Partners had interest-rate swaps with notional values totaling $750 million.  During the nine months ended September 30, 2012, ONEOK Partners entered into additional interest-rate swaps with notional amounts totaling $650 million.  Upon ONEOK Partners’ debt issuance in September 2012, ONEOK Partners settled $1 billion of its interest-rate swaps and realized a loss of $124.9 million in accumulated other comprehensive income (loss) that will be amortized to interest expense over the term of the related debt.  At September 30, 2012, ONEOK Partners’ remaining interest-rate swaps with notional amounts totaling $400 million have settlement dates greater than 12 months.

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

Fair Values of Derivative Instruments - The following table sets forth the fair values of our derivative instruments for our continuing and discontinued operations for the periods indicated:

	September 30, 2012				December 31, 2011
	Fair Values of Derivatives (a)				Fair Values of Derivatives (a)
	Assets		(Liabilities)		Assets		(Liabilities)
	(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	$73,544	(b)	$(31,188)	(b)	$184,184	(c)	$(73,346)	(c)
Physical contracts	18		(85)		62		(344)
Interest-rate contracts	7,600		—		—		(128,666)
Total derivatives designated as hedging instruments	81,162		(31,273)		184,246		(202,356)
Derivatives not designated as hedging instruments
Commodity contracts
Nontrading instruments
Financial contracts	87,342		(87,271)		295,948		(323,170)
Physical contracts	5,894		(1,708)		38,733		(1,665)
Trading instruments
Financial contracts	26,267		(24,578)		111,920		(110,050)
Total derivatives not designated as hedging instruments	119,503		(113,557)		446,601		(434,885)
Total derivatives	$200,665		$(144,830)		$630,847		$(637,241)
(a) - Included on a net basis in energy marketing and risk management assets and liabilities, other assets and other deferred credits on our Consolidated Balance Sheets.
(b) - Includes $4.7 million of derivative assets associated with cash flow hedges of inventory that were adjusted to reflect the lower of cost or market value in a prior period. Includes $22.8 million of deferred net assets and ineffectiveness associated with cash flow hedges of inventory related to certain financial contracts that were used to hedge forecasted purchases and sales of natural gas. The deferred gains and losses associated with these assets have been reclassified from accumulated other comprehensive income (loss).
(c) - Includes $88.9 million of derivative assets associated with cash flow hedges of inventory that were adjusted to reflect the lower of cost or market value. The deferred gains associated with these assets have been reclassified from accumulated other comprehensive income (loss).

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for our continuing and discontinued operations for the periods indicated:

		September 30, 2012		December 31, 2011
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Exchange futures	3.0	(12.3)	21.2	(23.4)
	Swaps	2.1	(95.3)	19.5	(111.9)
- Crude oil and NGLs (MMbbl)	Swaps	—	(2.0)	—	(2.9)
Basis
- Natural gas (Bcf)	Forwards and swaps	3.8	(44.8)	3.2	(82.8)
Interest-rate contracts (Millions of dollars)	Forward-starting swaps	$400.0	$—	$1,250.0	$—
Fair value hedges
Basis
- Natural gas (Bcf)	Forwards and swaps	74.3	(74.3)	76.5	(77.0)
Derivatives not designated as hedging instruments:
Fixed price
- Natural gas (Bcf)	Exchange futures	42.7	(34.1)	76.9	(59.6)
	Forwards and swaps	77.7	(85.9)	235.8	(253.4)
	Options	259.0	(261.7)	33.6	(14.3)
Basis
- Natural gas (Bcf)	Forwards and swaps	117.6	(119.5)	216.9	(219.3)
Index
- Natural gas (Bcf)	Forwards and swaps	18.7	(8.7)	29.3	(22.1)

These notional amounts are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and consequently do not reflect our actual exposure to market or credit risk.

Cash Flow Hedges - Our Energy Services and ONEOK Partners segments use derivative instruments to hedge the cash flows associated with anticipated purchases and sales of natural gas, NGLs and condensate and cost of fuel used in the transportation of natural gas.  Accumulated other comprehensive income (loss) at September 30, 2012, includes losses of approximately $14.5 million, net of tax, related to these hedges that will be recognized within the next 15 months as the forecasted transactions affect earnings.  If prices remain at current levels, we will recognize $16.2 million in net losses over the next 12 months, and we will recognize net gains of $1.7 million thereafter.  The remaining amounts deferred in accumulated other comprehensive income (loss) associated with derivative instruments are primarily attributable to our interest-rate swaps of which losses of $14.1 million will be reclassified into earnings during the next 12 months as the hedged items affect earnings.

For the nine months ended September 30, 2012, net margin in our Consolidated Statement of Income includes losses of $29.9 million related to certain financial contracts that were used to hedge forecasted purchases of natural gas.  As a result of the continued decline in natural gas prices, the combination of the cost basis of the forecasted purchases of inventory and the financial contracts exceed the amount expected to be recovered through sales of that inventory after considering related sales hedges, which requires reclassification of the loss from accumulated other comprehensive loss to current period earnings.

The following table sets forth the effects of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Thousands of dollars)
Commodity contracts	$(41,452)	$60,217	$39,461	$63,762
Interest-rate contracts	(1,175)	(112,253)	(32,795)	(112,253)
Total gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion)	$(42,627)	$(52,036)	$6,666	$(48,491)

The following tables set forth the effect of cash flow hedges on our Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Effective Portion)	Three Months Ended
		September 30,
		2012	2011
		(Thousands of dollars)
Commodity contracts	Revenues	$31,447	$2,416
Commodity contracts	Cost of sales and fuel	(2,503)	23,681
Interest-rate contracts	Interest expense	(1,828)	(90)
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income on derivatives (effective portion)		$27,116	$26,007

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Effective Portion)	Nine Months Ended
		September 30,
		2012	2011
		(Thousands of dollars)
Commodity contracts	Revenues	$127,477	$32,292
Commodity contracts	Cost of sales and fuel	(65,940)	22,745
Interest-rate contracts	Interest expense	(3,908)	(388)
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income on derivatives (effective portion)		$57,629	$54,649

Ineffectiveness related to our cash flow hedges was not material for the three and nine months ended September 30, 2012 and 2011.  In the event that it becomes probable that a forecasted transaction will not occur, we will discontinue cash flow hedge treatment, which will affect earnings.  For the three and nine months ended September 30, 2012 and 2011, there were no gains or losses due to the discontinuance of cash flow hedge treatment as a result of the underlying transactions being no longer probable.

Other Derivative Instruments - The following table sets forth the effect of our September 30, 2012 instruments that are not part of a hedging relationship in our Consolidated Statements of Income for our continuing and discontinued operations for the periods indicated:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss)	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2012	2011	2012	2011
		(Thousands of dollars)
Commodity contracts - trading	Revenues	$867	$1,357	$1,673	$1,474
Commodity contracts - nontrading (a)	Cost of sales and fuel	601	4,991	4,924	15,498
Total gain recognized in income on derivatives		$1,468	$6,348	$6,597	$16,972
(a) - Amounts are presented net of deferred gains (losses) associated with derivatives entered into by our Natural Gas Distribution segment.

Our Natural Gas Distribution segment held natural gas call options with premiums totaling $12.3 million and $10.0 million at September 30, 2012, and December 31, 2011, respectively.  The premiums are recorded in other current assets as these contracts are included in, and recoverable through, the monthly purchased-gas cost mechanism.  For the three and nine months ended September 30, 2012, we recorded gains of $2.8 million and $3.8 million, respectively, associated with the change in value of option contracts, which are deferred as part of our unrecovered purchased-gas costs. For the three and nine months ended September 30, 2011, we recorded losses of $8.4 million and $11.5 million, respectively, associated with the decline in value and expiration of option contracts, which are deferred as part of our unrecovered purchase-gas costs. The gains and losses associated with these derivative instruments are deferred as part of our unrecovered-gas costs.

Fair Value Hedges - Our Energy Services segment uses basis swaps to hedge the fair value of location price differentials related to certain firm transportation commitments.  Cost of sales and fuel in our Consolidated Statements of Income includes losses of $0.3 million and gains of $0.9 million for the three and nine months ended September 30, 2012, respectively, related to the change in fair value of derivatives designated as fair value hedges.  Revenues include gains of $0.2 million and losses of $0.1 million for the three and nine months ended September 30, 2012, respectively, to recognize the change in fair value of the related hedged firm commitments.  The ineffectiveness related to these hedges was not material for the three and nine months ended September 30, 2012.

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

Some of our derivative instruments contain provisions that require us to maintain an investment-grade credit rating from S&P and/or Moody’s.  If our credit ratings on senior unsecured long-term debt were to decline below investment grade, we would be in violation of these provisions, and the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions.  The aggregate fair value of all financial derivative instruments with contingent features related to credit risk that were in a net liability position as of September 30, 2012, was $3.3 million.  If the contingent features underlying these agreements were triggered on September 30, 2012, we would have been required to post an additional $3.3 million of collateral to our counterparties.

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

At September 30, 2012, the net credit exposure from our derivative assets is primarily with investment-grade companies in the financial and utility sectors.

E.	CREDIT FACILITIES AND SHORT-TERM NOTES PAYABLE

ONEOK 2011 Credit Agreement - The ONEOK 2011 Credit Agreement, which is scheduled to expire in April 2016, contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining ONEOK’s stand-alone debt-to-capital ratio of no more than 67.5 percent at the end of any calendar quarter, limitations on the ratio of indebtedness secured by liens and indebtedness of subsidiaries to consolidated net tangible assets, a requirement that ONEOK maintains the power to control the management and policies of ONEOK Partners, and a limit on new investments in master limited partnerships.  The ONEOK 2011 Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, investments, fundamental changes in the nature of ONEOK’s businesses, transactions with affiliates, the use of proceeds and a covenant that limits ONEOK’s ability to restrict its subsidiaries’ ability to pay dividends.  The debt covenant calculations in the ONEOK 2011 Credit Agreement exclude the debt of ONEOK Partners.  In the event of a breach of certain covenants by ONEOK, amounts outstanding under the ONEOK 2011 Credit Agreement may become due and payable immediately.  At September 30, 2012, ONEOK’s stand-alone debt-to-capital ratio, as defined by the ONEOK 2011 Credit Agreement, was 50.9 percent, and ONEOK was in compliance with all covenants under the ONEOK 2011 Credit Agreement.

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

At September 30, 2012, ONEOK had $676.7 million of commercial paper outstanding, no borrowings under the ONEOK 2011 Credit Agreement and $1.9 million in letters of credit issued under the ONEOK 2011 Credit Agreement.  ONEOK had approximately $521.4 million of credit available at September 30, 2012, under the ONEOK 2011 Credit Agreement.

ONEOK Partners 2011 Credit Agreement - The ONEOK Partners 2011 Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners 2011 Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter of the acquisition and the two following quarters.  Upon breach of certain covenants by ONEOK Partners in the ONEOK Partners 2011 Credit Agreement, amounts outstanding under the ONEOK Partners 2011 Credit Agreement, if any, may become due and payable immediately.  At September 30, 2012, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 2.9 to 1, and ONEOK Partners was in compliance with all covenants under the ONEOK Partners 2011 Credit Agreement.

The ONEOK Partners 2011 Credit Agreement includes a $100-million sublimit for the issuance of standby letters of credit and also features an option to request an increase in the size of the facility to an aggregate of $1.7 billion from $1.2 billion by either commitments from new lenders or increased commitments from existing lenders.  The ONEOK Partners 2011 Credit Agreement is available to repay ONEOK Partners’ commercial paper notes, if necessary.  Amounts outstanding under the commercial paper program reduce the borrowing capacity under the ONEOK Partners 2011 Credit Agreement.  At September 30, 2012, ONEOK Partners had no commercial paper outstanding, no letters of credit issued and no borrowings under the ONEOK Partners 2011 Credit Agreement.

In August 2012, ONEOK Partners extended the maturity date of its ONEOK Partners 2011 Credit Agreement from August 1, 2016, to August 1, 2017, pursuant to an extension agreement between ONEOK Partners and its lenders.

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

In September 2012, ONEOK Partners completed an underwritten public offering of $1.3 billion of senior notes, consisting of $400 million, 2.0-percent senior notes due 2017 and $900 million, 3.375-percent senior notes due 2022. A portion of the net proceeds from the offering of approximately $1.29 billion was used to repay amounts outstanding under their commercial paper program, and the balance will be used for general partnership purposes, including but not limited to capital expenditures.

ONEOK Partners’ 2.0-percent notes due 2017 and 3.375-percent notes due 2022 are governed by an indenture, dated as of September 25, 2006, between ONEOK Partners and Wells Fargo Bank, N.A., the trustee, as supplemented.  The indenture does not limit the aggregate principal amount of debt securities that may be issued and provides that debt securities may be issued from time to time in one or more additional series.  The indenture contains covenants including, among other provisions, limitations on ONEOK Partners’ ability to place liens on its property or assets and to sell and lease back its property.  The indenture includes an event of default upon acceleration of other indebtedness of $100 million or more.  Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of any of ONEOK Partners’ outstanding senior notes to declare those notes immediately due and payable in full.

ONEOK Partners may redeem its 2.0-percent senior notes due 2017 and its 3.375-percent senior notes due 2022 at par starting one month and three months, respectively, before their maturity dates.  Prior to these dates, ONEOK Partners may redeem these notes, in whole or in part, at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium.  The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date.  ONEOK Partners’ senior notes are senior unsecured obligations, ranking equally in right of payment with all of ONEOK Partners’ existing and future unsecured senior indebtedness, and structurally subordinate to any of the existing and future debt and other liabilities of any ONEOK Partners’ nonguarantor subsidiaries.

ONEOK Partners repaid its $350 million, 5.9-percent senior notes at maturity in April 2012 with a portion of the proceeds from its March 2012 equity issuance.

G.	EQUITY

The following tables set forth the changes in equity attributable to us and our noncontrolling interests, including other comprehensive income, net of tax, for the periods indicated:

	Three Months Ended				Three Months Ended
	September 30, 2012			``	September 30, 2011
	ONEOK Shareholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity		ONEOK Shareholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
Beginning balance	$2,089,540	$2,116,448	$4,205,988		$2,217,089	$1,480,615	$3,697,704
Net income	65,219	99,769	164,988		60,321	100,559	160,880
Other comprehensive income (loss)	(34,836)	(22,208)	(57,044)		(43,307)	(15,370)	(58,677)
Repurchase of common stock	—	—	—		(3)	—	(3)
Common stock issued	3,838	—	3,838		9,841	—	9,841
Common stock dividends	(67,671)	—	(67,671)		(57,981)	—	(57,981)
Issuance of common units of ONEOK Partners	—	—	—		—	—	—
Distributions to noncontrolling interests	—	(84,156)	(84,156)		—	(69,704)	(69,704)
Other	9,616	—	9,616		—	—	—
Ending balance	$2,065,706	$2,109,853	$4,175,559		$2,185,960	$1,496,100	$3,682,060

	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
	ONEOK Shareholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity	ONEOK Shareholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
Beginning balance	$2,238,573	$1,561,159	$3,799,732	$2,448,623	$1,472,218	$3,920,841
Net income	249,077	298,578	547,655	245,593	249,399	494,992
Other comprehensive income (loss)	(34,355)	(22,920)	(57,275)	(65,771)	(19,257)	(85,028)
Repurchase of common stock	(150,000)	—	(150,000)	(300,108)	—	(300,108)
Common stock issued	10,390	—	10,390	26,960	—	26,960
Common stock dividends	(194,443)	—	(194,443)	(169,337)	—	(169,337)
Issuance of common units of ONEOK Partners	(51,100)	510,780	459,680	—	—	—
Distributions to noncontrolling interests	—	(237,744)	(237,744)	—	(206,260)	(206,260)
Other	(2,436)	—	(2,436)	—	—	—
Ending balance	$2,065,706	$2,109,853	$4,175,559	$2,185,960	$1,496,100	$3,682,060

Dividends - Dividends paid on our common stock to shareholders of record at the close of business on January 31, 2012, and April 30, 2012, each were $0.305 per share.  A dividend of $0.33 per share was paid to shareholders of record at the close of business on August 6, 2012. A dividend of $0.33 per share was declared for shareholders of record on November 5, 2012, payable November 14, 2012.

Stock Repurchase Program - In September 2012, we completed an accelerated share repurchase agreement pursuant to which we repurchased approximately 3.4 million shares of our common stock for $150 million.

Our three-year stock repurchase program was authorized by our Board of Directors in October 2010 to buy up to $750 million of our common stock, subject to the limitation that purchases will not exceed $300 million in any one calendar year.  Following our $150 million repurchase in September 2012 and our $300 million repurchase in 2011, an additional $300 million may yet be purchased pursuant to our three-year repurchase program, of which a maximum of $150 million of additional shares of our common stock may be repurchased in 2012.

See Note L for a discussion of ONEOK Partners’ issuance of common units and distributions to noncontrolling interests.

H.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the balance in accumulated other comprehensive income (loss) for the period indicated:

	Unrealized Losses on Energy Marketing and Risk Management Assets/Liabilities	Unrealized Holding Gains on Investment Securities	Pension and Postretirement Benefit Plan Obligations	Accumulated Other Comprehensive Income (Loss)
	(Thousands of dollars)
December 31, 2011	$(55,367)	$987	$(151,741)	$(206,121)
Other comprehensive income (loss) attributable to ONEOK	(17,235)	210	(17,330)	(34,355)
September 30, 2012	$(72,602)	$1,197	$(169,071)	$(240,476)

I.	EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended September 30, 2012
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$65,219	205,005	$0.32
Diluted EPS from continuing operations
Effect of options and other dilutive securities	—	4,955
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$65,219	209,960	$0.31

	Three Months Ended September 30, 2011
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$60,600	206,606	$0.29
Diluted EPS from continuing operations
Effect of options and other dilutive securities	—	5,334
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$60,600	211,940	$0.29

	Nine Months Ended September 30, 2012
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$234,798	206,638	$1.14
Diluted EPS from continuing operations
Effect of options and other dilutive securities	—	4,560
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$234,798	211,198	$1.11

	Nine Months Ended September 30, 2011
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$244,374	210,440	$1.16
Diluted EPS from continuing operations
Effect of options and other dilutive securities	—	5,014
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$244,374	215,454	$1.13

There were no option shares excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2012 and 2011.

J.	EMPLOYEE BENEFIT PLANS

The following table sets forth the components of net periodic benefit cost for our pension and postretirement benefit plans for the periods indicated:

	Pension Benefits		Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$5,325	$5,003	$15,975	$15,009
Interest cost	14,809	14,689	44,427	44,067
Expected return on assets	(20,689)	(18,875)	(62,067)	(56,625)
Amortization of unrecognized prior service cost	242	255	726	764
Amortization of net loss	12,111	8,927	36,333	26,782
Net periodic benefit cost	$11,798	$9,999	$35,394	$29,997

	Postretirement Benefits		Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$1,239	$1,257	$3,716	$3,772
Interest cost	3,473	3,958	10,419	11,874
Expected return on assets	(2,671)	(2,568)	(8,013)	(7,704)
Amortization of unrecognized net asset at adoption	718	797	2,154	2,391
Amortization of unrecognized prior service cost	(2,063)	(501)	(6,189)	(1,503)
Amortization of net loss	3,296	2,031	9,888	6,093
Net periodic benefit cost	$3,992	$4,974	$11,975	$14,923

K.	UNCONSOLIDATED AFFILIATES

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated.  All amounts in the table below are equity earnings from investments in our ONEOK Partners segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Thousands of dollars)
Northern Border Pipeline Company	$18,185	$19,723	$54,493	$56,970
Overland Pass Pipeline	4,490	4,338	15,786	14,074
Fort Union Gas Gathering	4,091	3,444	11,494	10,120
Bighorn Gas Gathering	1,157	1,389	3,118	4,727
Other	668	3,135	7,489	7,774
Equity earnings from investments	$28,591	$32,029	$92,380	$93,665

Unconsolidated Affiliates Financial Information - The following tables set forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Thousands of dollars)
Income Statement
Operating revenues	$125,828	$124,955	$373,038	$369,258
Operating expenses	$60,937	$55,899	$173,232	$162,123
Net income	$55,721	$65,368	$180,787	$187,777
Distributions paid to ONEOK Partners	$34,557	$32,257	$118,752	$103,309

In September 2012, Northern Border Pipeline Company filed with the FERC a settlement with its customers to modify its transportation rates beginning in January 2013. We expect the FERC to make a final ruling on this settlement before the end of the year. If approved, the long-term transportation rates will be approximately 11 percent lower compared with current rates.

L.	ONEOK PARTNERS

Equity Issuance - In March 2012, ONEOK Partners completed an underwritten public offering of 8,000,000 common units at a public offering price of $59.27 per common unit, generating net proceeds of approximately $460 million.  ONEOK Partners also sold 8,000,000 common units to us in a private placement, generating net proceeds of approximately $460 million.  In conjunction with the issuances, we contributed approximately $19 million in order to maintain our 2-percent general partner interest in ONEOK Partners.  ONEOK Partners used the net proceeds from the issuances to repay $295 million of borrowings under its commercial paper program, to repay amounts on the maturity of its $350 million, 5.9-percent senior notes due April 2012 and for other general partnership purposes, including capital expenditures.  As a result of these transactions, our aggregate ownership interest in ONEOK Partners increased to 43.4 percent from 42.8 percent.

We account for the difference between the carrying amount of our investment in ONEOK Partners and the underlying book value arising from issuance of common units by ONEOK Partners as an equity transaction.  As a result of ONEOK Partners’ issuance of common units, we recognized a decrease in paid-in capital of approximately $51.1 million in the first quarter of 2012.

Ownership Interest in ONEOK Partners - Our ownership interest in ONEOK Partners is shown in the table below as of September 30, 2012:

General partner interest	2.0%
Limited partner interest (a)	41.4%
Total ownership interest	43.4%
(a) - Represents 19.8 million common units and approximately 73.0 million Class B units, which are convertible, at our option, into common units.

Cash Distributions - We receive distributions from ONEOK Partners on our common and Class B units and our 2 percent general partner interest, which includes our incentive distribution rights.  Under ONEOK Partners’ partnership agreement, as amended, distributions are made to the partners with respect to each calendar quarter in an amount equal to 100 percent of available cash as defined in ONEOK Partners’ partnership agreement, as amended.  Available cash generally will be distributed 98 percent to limited partners and 2 percent to the general partner.  The general partner’s percentage interest in quarterly distributions is increased after certain specified target levels are met during the quarter.  Under the incentive distribution provisions, as set forth in ONEOK Partners’ partnership agreement, as amended, the general partner receives:

•	15 percent of amounts distributed in excess of $0.3025 per unit;

•	25 percent of amounts distributed in excess of $0.3575 per unit; and

•	50 percent of amounts distributed in excess of $0.4675 per unit.

The following table shows ONEOK Partners’ distributions paid in the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Thousands, except per unit amounts)
Distribution per unit	$0.66	$0.585	$1.905	$1.73

General partner distributions	$3,979	$3,078	$11,019	$9,030
Incentive distributions	49,886	31,580	130,968	89,849
Distributions to general partner	53,865	34,658	141,987	98,879
Limited partner distributions to ONEOK	61,240	49,601	171,882	146,684
Limited partner distributions to noncontrolling interest	83,838	69,631	237,109	205,917
Total distributions paid	$198,943	$153,890	$550,978	$451,480

The following table shows ONEOK Partners’ distributions declared for the periods indicated and paid within 45 days of the end of the period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Thousands, except per unit amounts)
Distribution per unit	$0.685	$0.595	$1.98	$1.755

General partner distributions	$4,199	$3,159	$11,937	$9,233
Incentive distributions	55,162	33,537	149,658	94,741
Distributions to general partner	59,361	36,696	161,595	103,974
Limited partner distributions to ONEOK	63,560	50,449	183,721	148,803
Limited partner distributions to noncontrolling interest	87,014	70,821	251,514	208,893
Total distributions declared	$209,935	$157,966	$596,830	$461,670

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

The following table shows ONEOK Partners’ transactions with us for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Thousands of dollars)
Revenues	$91,096	$111,177	$247,851	$306,669

Expenses
Cost of sales and fuel	$7,831	$13,942	$22,875	$37,113
Administrative and general expenses	60,020	62,306	179,017	175,815
Total expenses	$67,851	$76,248	$201,892	$212,928

M.	COMMITMENTS AND CONTINGENCIES

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

Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been material in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and nine months ended September 30, 2012 or 2011.

In May 2010, the EPA finalized the “Tailoring Rule” that regulates greenhouse gas emissions at new or modified facilities that meet certain criteria.  Affected facilities are required to review best available control technology, conduct air-quality analysis, impact analysis and public reviews with respect to such emissions.  The rule was phased in beginning January 2011 and at current emission threshold levels has had a minimal impact on our existing facilities.  The EPA has stated it will consider lowering the threshold levels over the next five years, which could increase the impact on our existing facilities; however, potential costs, fees or expenses associated with the potential adjustments are unknown.

In addition, the EPA has issued a rule on air-quality standards, “National Emission Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines,” also known as RICE NESHAP, with a compliance date in 2013.  The rule will require capital expenditures for the purchase and installation of new emissions-control equipment.  We do not expect these expenditures to have a material impact on our results of operations, financial position or cash flows.

In July 2011, the EPA issued a proposed rule that would change the air emission New Source Performance Standards, also known as NSPS, and Maximum Achievable Control Technology requirements applicable to the oil and gas industry, including natural gas production, processing, transmission and underground storage. In April 2012, the EPA released the final rule, which includes new NSPS and air toxic standards for a variety of sources within natural gas processing plants, oil and natural gas production facilities and natural gas transmission stations. The rule also regulates emissions from the hydraulic fracturing of wells for the first time. The EPA’s final rule reflects significant changes from the proposal issued in 2011 and allows for more manageable compliance options. The NSPS final rule became effective in October 2012, but the dates for compliance vary and depend in part upon the type of affected facility and the date of construction, reconstruction or modification. It will require expenditures for updated emissions controls, monitoring and record-keeping requirements at affected facilities. However, the EPA is still considering industry comments that may result in the exclusion of certain sources from some of the more costly provisions. If approved, this would reduce the anticipated capital and operations and maintenance costs resulting from the regulation. We do not expect these expenditures to have a material impact on our results of operations, financial position or cash flows.

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

Financial Markets Legislation - The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets. Various regulatory agencies, including the SEC and the CFTC, have proposed regulations for implementation of many of the provisions of the Dodd-Frank Act. The CFTC has issued final regulations for certain provisions of the Dodd-Frank Act, but others remain outstanding. Several of the regulations became effective in October 2012. Prior to becoming effective, however, one of the final regulations, which imposed federal limits on speculative positions in certain futures contracts, was vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further action. Based on our assessment of the regulations issued to date and those proposed, we expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity and interest-rate risks; however, the capital requirements and costs of hedging may increase as a result of the regulations. We also may incur additional costs associated with our compliance with the new regulations and anticipated additional record keeping, reporting and disclosure obligations; however, we do not believe the costs will be material. These requirements could affect adversely market liquidity and pricing of derivative contracts making it more difficult to execute our risk-management strategies in the future. Also, the anticipated increased costs of compliance by dealers and counterparties likely will be passed on to customers, which could decrease the benefits of hedging to us and could reduce our profitability and liquidity.

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

Segment Descriptions - Our operations are divided into three reportable business segments as follows:

•
our ONEOK Partners segment reflects the consolidated operations of ONEOK Partners.  We own a 43.4 percent ownership interest and control ONEOK Partners through our ownership of its general partner interest.  ONEOK Partners gathers, processes, treats, transports, stores and sells natural gas and gathers, treats, fractionates, stores, distributes and markets NGLs.  We and ONEOK Partners maintain significant financial and corporate governance separations.  We seek to receive increasing cash distributions as a result of our investment in ONEOK Partners, and our investment decisions are made based on the anticipated returns from ONEOK Partners in total, not specific to any of its businesses individually;

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

Customers - For the three and nine months ended September 30, 2012 and 2011, we had no single external customer from which we received 10 percent or more of our consolidated gross revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended September 30, 2012	ONEOK Partners (a)	Natural Gas Distribution	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$2,456,364	$204,930	$366,955	$526	$3,028,775
Intersegment revenues	91,096	2	(3,116)	(87,982)	—
Total revenues	$2,547,460	$204,932	$363,839	$(87,456)	$3,028,775

Net margin	$419,737	$150,987	$(17,275)	$523	$553,972
Operating costs	121,176	103,373	4,424	232	229,205
Depreciation and amortization	49,754	31,962	78	(360)	81,434
Loss on sale of assets	(420)	—	—	—	(420)
Operating income	$248,387	$15,652	$(21,777)	$651	$242,913

Equity earnings from investments	$28,591	$—	$—	$—	$28,591
Capital expenditures	$375,291	$74,287	$—	$8,633	$458,211
(a) - Our ONEOK Partners segment has regulated and nonregulated operations. Our ONEOK Partners segment’s regulated operations had revenues of $181.6 million, net margin of $122.9 million and operating income of $63.6 million.

Three Months Ended September 30, 2011	ONEOK Partners (a)	Natural Gas Distribution	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$2,792,399	$211,707	$524,667	$586	$3,529,359
Intersegment revenues	111,177	2,176	83,522	(196,875)	—
Total revenues	$2,903,576	$213,883	$608,189	$(196,289)	$3,529,359

Net margin	$394,006	$145,408	$(7,373)	$583	$532,624
Operating costs	106,306	95,340	5,252	363	207,261
Depreciation and amortization	45,221	30,254	100	378	75,953
Loss on sale of assets	(69)	—	—	—	(69)
Operating income	$242,410	$19,814	$(12,725)	$(158)	$249,341

Equity earnings from investments	$32,029	$—	$—	$—	$32,029
Capital expenditures	$252,227	$67,459	$21	$18,831	$338,538
(a) - Our ONEOK Partners segment has regulated and nonregulated operations. Our ONEOK Partners segment’s regulated operations had revenues of $166.3 million, net margin of $112.5 million and operating income of $55.9 million.

Nine Months Ended September 30, 2012	ONEOK Partners (a)	Natural Gas Distribution	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$7,018,503	$943,034	$1,009,550	$1,548	$8,972,635
Intersegment revenues	247,851	845	84,022	(332,718)	—
Total revenues	$7,266,354	$943,879	$1,093,572	$(331,170)	$8,972,635

Net margin	$1,242,289	$545,823	$(43,133)	$1,542	$1,746,521
Operating costs	360,410	312,133	13,889	(1,906)	684,526
Depreciation and amortization	150,024	97,481	284	1,640	249,429
Goodwill impairment	—	—	10,255	—	10,255
Gain on sale of assets	603	—	—	—	603
Operating income	$732,458	$136,209	$(67,561)	$1,808	$802,914

Equity earnings from investments	$92,380	$—	$—	$—	$92,380
Investments in unconsolidated affiliates	$1,218,282	$—	$—	$—	$1,218,282
Total assets	$10,792,593	$3,258,320	$450,899	$862,495	$15,364,307
Noncontrolling interests in consolidated subsidiaries	$4,812	$—	$—	$2,105,041	$2,109,853
Capital expenditures	$1,011,527	$205,652	$—	$21,729	$1,238,908
(a) - Our ONEOK Partners segment has regulated and nonregulated operations. Our ONEOK Partners segment’s regulated operations had revenues of $513.0 million, net margin of $359.7 million and operating income of $182.3 million.

Nine Months Ended September 30, 2011	ONEOK Partners (a)	Natural Gas Distribution	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$7,880,736	$1,145,032	$1,707,223	$1,766	$10,734,757
Intersegment revenues	306,669	10,016	408,734	(725,419)	—
Total revenues	$8,187,405	$1,155,048	$2,115,957	$(723,653)	$10,734,757

Net margin	$1,083,100	$548,283	$48,143	$1,808	$1,681,334
Operating costs	328,630	304,554	18,554	813	652,551
Depreciation and amortization	131,665	100,638	359	1,441	234,103
Loss on sale of assets	(791)	—	—	—	(791)
Operating income	$622,014	$143,091	$29,230	$(446)	$793,889

Equity earnings from investments	$93,665	$—	$—	$—	$93,665
Investments in unconsolidated affiliates	$1,224,397	$—	$—	$—	$1,224,397
Total assets	$8,775,553	$3,094,483	$562,724	$738,364	$13,171,124
Noncontrolling interests in consolidated subsidiaries	$5,249	$—	$—	$1,490,851	$1,496,100
Capital expenditures	$662,386	$176,508	$24	$23,392	$862,310
(a) - Our ONEOK Partners segment has regulated and nonregulated operations. Our ONEOK Partners segment’s regulated operations had revenues of $474.8 million, net margin of $341.6 million and operating income of $169.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for a 12-month period.

RECENT DEVELOPMENTS

ONEOK Partners’ Growth Projects - Oil and gas producers continue to drill aggressively in crude oil and NGL-rich areas, and related development activities continue to progress in many regions where ONEOK Partners has operations.  ONEOK Partners expects continued development of the oil and natural gas reserves in the Bakken Shale and Three Forks formations in the Williston Basin and in the Cana-Woodford Shale, Woodford Shale, Granite Wash and Mississippian Lime areas in the Mid-Continent region.  In response to this increased production of crude oil, natural gas and NGLs, and higher demand for NGL products from the petrochemical industry, ONEOK Partners is investing approximately $5.7 billion to $6.6 billion in new capital projects between 2011 and 2015 to meet the needs of oil and natural gas producers and processors in the Bakken Shale, the Cana-Woodford Shale, Woodford Shale, and the Granite Wash and Mississippian Lime areas.  In addition, ONEOK Partners is investing in NGL infrastructure projects in the Rocky Mountain, Mid-Continent and Gulf Coast regions.  These assets will enhance ONEOK Partners’ ability to distribute NGL products to meet the increasing petrochemical industry and NGL export demand.  The execution of these capital investments aligns with ONEOK Partners’ focus to grow fee-based earnings.  Acreage dedications and supply commitments from producers and natural gas processors in regions associated with ONEOK Partners’ growth projects will provide incremental and long-term fee-based earnings and cash flows.

See discussion of ONEOK Partners’ growth projects in the “Financial Results and Operating Information” section for our ONEOK Partners segment.

Dividends/Distributions - We declared a quarterly dividend of $0.33 per share ($1.32 per share on an annualized basis) in October 2012.  A cash distribution from ONEOK Partners of $0.685 per unit ($2.74 per unit on an annualized basis) was declared in October 2012 for the third quarter of 2012, an increase of 2.5 cents from the previous quarter.  The quarterly dividend and distribution payments will be made November 14, 2012, to shareholders and unitholders of record at the close of business on November 5, 2012.

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

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2012 vs. 2011		2012 vs. 2011
Financial Results	2012	2011	2012	2011	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues	$3,028.8	$3,529.4	$8,972.6	$10,734.7	$(500.6)	(14)%	$(1,762.1)	(16)%
Cost of sales and fuel	2,474.8	2,996.8	7,226.1	9,053.4	(522.0)	(17)%	(1,827.3)	(20)%
Net margin	554.0	532.6	1,746.5	1,681.3	21.4	4%	65.2	4%
Operating costs	229.3	207.2	684.5	652.6	22.1	11%	31.9	5%
Depreciation and amortization	81.4	76.0	249.4	234.1	5.4	7%	15.3	7%
Goodwill impairment	—	—	10.3	—	—	—	10.3	100%
Gain (loss) on sale of assets	(0.4)	(0.1)	0.6	(0.7)	(0.3)	*	1.3	*
Operating income	$242.9	$249.3	$802.9	$793.9	$(6.4)	(3)%	$9.0	1%
Interest expense	$(71.4)	$(73.8)	$(218.7)	$(228.7)	$(2.4)	(3)%	$(10.0)	(4)%
Net income	$165.0	$160.9	$547.7	$495.0	$4.1	3%	$52.7	11%
Net income attributable to noncontrolling interests	$99.8	$100.6	$298.6	$249.4	$(0.8)	(1)%	$49.2	20%
Net income attributable to ONEOK	$65.2	$60.3	$249.1	$245.6	$4.9	8%	$3.5	1%
Capital expenditures	$458.2	$338.5	$1,238.9	$862.3	$119.7	35%	$376.6	44%
* Percentage change is greater than 100 percent.

Revenues decreased for the three and nine months ended September 30, 2012, compared with the same periods last year, due to lower natural gas and NGL product prices, offset partially by higher natural gas and NGL sales volumes from ONEOK Partners’ completed capital projects and more favorable NGL price differentials in the nine-month period.  The increase in natural gas supply resulting from the development of resource areas in North America has caused lower natural gas prices and narrower natural gas location and seasonal price differentials in the markets we serve.  NGL prices also have decreased in 2012 due primarily to increased NGL supply from the development of NGL-rich areas and lower NGL demand during the second and third quarters of 2012 because of scheduled maintenance at Gulf Coast petrochemical plants and lower crude-oil prices.

Operating income for the three- and nine-month periods ended September 30, 2012, reflects higher results from our ONEOK Partners segment, offset by lower results from our Energy Services and Natural Gas Distribution segments. Our ONEOK Partners segment’s results benefited from higher volumes in its natural gas gathering and processing and natural gas liquids businesses. These increases were offset partially by lower realized natural gas and NGL product prices, particularly ethane and propane. For the nine months ended September 30, 2012, ONEOK Partners’ natural gas liquids business also benefited from favorable NGL price differentials despite a decline in the third quarter 2012 in these differentials and lower NGL transportation capacity available for optimization activities compared with the same period in the prior year.

These increases were offset by lower margins in our Energy Services segment due primarily to lower storage and marketing margins, net of hedging activities, including a required reclassification of losses on certain financial contracts and a nonrecurring goodwill impairment charge in the first quarter 2012, lower transportation margins, net of hedging activities, and lower premium-services margins.

The increases in operating costs for both the three- and nine-month 2012 periods were due primarily to the ONEOK Partners segment’s expanding operations as a result of several internal growth projects that were placed in service and scheduled maintenance costs.

Interest expense decreased for the three and nine months ended September 30, 2012, compared with the same periods last year, primarily as a result of interest capitalized associated with the investments in ONEOK Partners’ growth projects, offset partially by interest costs from ONEOK’s $700 million debt issuance in January 2012 and ONEOK Partners’ $1.3 billion debt issuance in September 2012.

Net income attributable to noncontrolling interests for the three and nine months ended September 30, 2012 and 2011, reflects primarily the portion of ONEOK Partners that we do not own and the increase in the nine-month period reflects higher earnings in our ONEOK Partners segment during 2012.

Capital expenditures increased for the three and nine months ended September 30, 2012, compared with the same periods last year, due primarily to the growth projects in ONEOK Partners’ natural gas gathering and processing and natural gas liquids businesses.

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

We own approximately 92.8 million common and Class B limited partner units, and the entire 2-percent general partner interest, which, together, represent a 43.4-percent ownership interest in ONEOK Partners.  We receive distributions from ONEOK Partners on our common and Class B units and our 2-percent general partner interest, which includes incentive distribution rights we own.  See Note L of the Notes to Consolidated Financial Statements in this Quarterly Report for discussion of our incentive distribution rights.

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

ONEOK Partners’ FERC-regulated interstate assets transport natural gas through pipelines that access supply from Canada and from the Mid-Continent, Rocky Mountain and Gulf Coast regions.  ONEOK Partners’ intrastate natural gas pipeline assets are located in Oklahoma, Kansas and Texas, and have access to major natural gas producing areas in those states.  ONEOK Partners owns underground natural gas storage facilities in Oklahoma, Kansas and Texas.

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

ONEOK Partners is the largest independent gatherer and processor of natural gas in the Williston Basin and currently is constructing a natural gas liquids pipeline, the Bakken NGL Pipeline, to provide needed transportation capacity for the growing NGL production in the area.  The development of the Bakken Crude Express Pipeline is a natural addition to the suite of midstream services that ONEOK Partners currently provides to producers in the Williston Basin and is expected to generate additional fee-based earnings.  Additional crude-oil infrastructure is needed due to the continued crude-oil production growth that is expected to exceed the area’s current truck, railcar and pipeline transportation capacity.  ONEOK Partners’ proposed pipeline will provide producers with efficient and reliable transportation capacity directly to one of the largest crude-oil market hubs in the U.S. and will enable producers to maintain the quality of the light-sweet crude oil during transportation.

ONEOK Partners began an open season process that provides potential shippers with the opportunity to execute long-term transportation contracts in exchange for priority transportation service. The open season began on September 21, 2012, and will conclude on November 20, 2012. Depending upon the level of supply commitments received, the capacity of this pipeline can be increased.  More than 80 percent of the proposed pipeline route is expected to parallel ONEOK Partners’ existing and planned natural gas liquids pipelines. Following receipt of sufficient supply commitments, all necessary permits and compliance with customary regulatory requirements, construction is expected to begin in early 2014 and be completed by mid-2015.

Natural gas gathering and processing projects - ONEOK Partners’ natural gas gathering and processing business is investing approximately $1.8 billion to $1.9 billion in growth projects in the Williston Basin and Cana-Woodford Shale areas that will enable ONEOK Partners to meet the rapidly growing needs of crude oil and natural gas producers in those areas.

Williston Basin Processing Plants and related projects - In July 2012, ONEOK Partners announced plans to invest approximately $310 to $345 million to construct the 100 MMcf/d Garden Creek II natural gas processing plant and related infrastructure.  The Garden Creek II plant is expected to be in service during the third quarter of 2014.  Combined, ONEOK Partners’ projects in this basin include four 100 MMcf/d natural gas processing facilities:  the Garden Creek and Garden Creek II plants located in eastern McKenzie County, North Dakota, and the Stateline I and II plants located in western Williams County, North Dakota.  ONEOK Partners has acreage dedications of approximately 3.0 million acres supporting these plants.  In addition, ONEOK Partners is expanding and upgrading its existing natural gas gathering and compression infrastructure and also adding new well connections associated with these plants.  The Garden Creek plant was placed in service in December 2011 and together with the related infrastructure cost approximately $360 million, excluding AFUDC.  Together, the Stateline I and II plants and related infrastructure projects are expected to cost approximately $560 million to $660 million, excluding AFUDC.  The 100 MMcf/d Stateline I natural gas processing facility was placed into service in September 2012, and the 100 MMcf/d Stateline II natural gas processing facility is expected to be in service during the first quarter 2013.

ONEOK Partners plans to invest $140 million to $160 million to construct a 270-mile natural gas gathering system and related infrastructure in Divide County, North Dakota.  The new system will gather and deliver natural gas from producers in the Williston Basin to both of ONEOK Partners’ Stateline natural gas processing facilities in western Williams County, North Dakota.  ONEOK Partners has secured long-term supply commitments from producers for this new system, which are structured with POP and fee-based components.  This project is expected to be completed in the third quarter 2013.

ONEOK Partners expects that its capital projects will continue to provide additional revenues from POP and fee-based contracts as they are completed. ONEOK Partners expects its commodity price exposure to increase, particularly to NGL and natural gas prices, as equity volumes increase under its natural gas gathering and processing business’ POP contracts with its customers in the Williston Basin. ONEOK Partners uses derivative instruments to mitigate its sensitivity to fluctuations in the natural gas, crude oil and NGL prices received for its share of volumes.

Cana Woodford Shale projects - ONEOK Partners plans to invest approximately $340 million to $360 million to construct a new 200 MMcf/d natural gas processing facility, the Canadian Valley plant, and related infrastructure in the Cana-Woodford Shale in Canadian County, Oklahoma, in close proximity to its existing natural gas transportation and natural gas liquids gathering pipelines.  The additional natural gas processing infrastructure is necessary to accommodate increased production of NGL-rich natural gas in the Cana-Woodford Shale where ONEOK Partners has substantial acreage dedications from active producers.  The new Canadian Valley plant is expected to cost approximately $190 million, excluding AFUDC, and is expected to be in service in the first quarter 2014.  The related additional infrastructure is expected to cost approximately $160 million, excluding AFUDC, and is expected to increase ONEOK Partners’ capacity to gather and process natural gas to approximately 390 MMcf/d in the Cana-Woodford Shale.

In both the Williston Basin and Cana-Woodford Shale project areas, nearly all of the new gas production is from horizontally drilled and completed wells.  Horizontal wells drilled in the Williston Basin are justified primarily by crude-oil economics, which are currently very favorable. These wells tend to produce at higher initial volumes resulting generally in higher initial decline rates than conventional vertical wells; however, the decline rates flatten out over time.  These wells are expected to have long productive lives.  ONEOK Partners expects the routine growth capital needed to connect to new wells and expand its infrastructure to increase compared with its previous experience.

Natural gas liquids projects - The growth strategy in ONEOK Partners’ natural gas liquids business is focused around the oil and NGL-rich natural gas drilling activity in shale and other unconventional resource areas from the Rocky Mountain region through the Mid-Continent region into Texas.  Increasing crude oil, natural gas and NGL production resulting from this activity and higher petrochemical industry demand for NGL products have required ONEOK Partners to make additional capital investments in its infrastructure to bring these commodities from supply basins to market.  Expansion of the petrochemical industry in the United States is expected to increase ethane demand significantly over the next five years, and international demand for propane is expected to impact positively the NGL market in the future.  ONEOK Partners’ natural gas liquids business is investing approximately $2.4 billion to $2.9 billion in NGL-related projects through 2014.  These investments will accommodate the transportation and fractionation of growing NGL supplies from shale and other resource development areas across ONEOK Partners’ asset base and alleviate infrastructure constraints between the Mid-Continent and Texas Gulf Coast regions to meet the increasing petrochemical industry and NGL export demand in the Gulf Coast.  Over time, these growing fee-based NGL volumes will fill much of the capacity currently used to capture the NGL price differentials between the two market centers.  In addition, we believe the NGL price differentials between the Mid-Continent and Gulf Coast market centers will narrow over the long term as new fractionators and pipelines, including ONEOK Partners’ growth projects discussed below, begin to alleviate constraints affecting NGL prices and location price differentials between the two market centers.

Sterling III Pipeline - ONEOK Partners plans to build a 570-plus-mile natural gas liquids pipeline, the Sterling III Pipeline, which will have the flexibility to transport either unfractionated NGLs or NGL products from the Mid-Continent to the Texas Gulf Coast.  The Sterling III Pipeline will traverse the NGL-rich Woodford Shale that is currently under development, as well as provide transportation capacity for the growing NGL production from the Cana-Woodford Shale and Granite Wash areas, where the pipeline can gather unfractionated NGLs from the new natural gas processing plants that are being built as a result of increased drilling activity in these areas.  The Sterling III Pipeline will have an initial capacity to transport up to 193 MBbl/d of production from ONEOK Partners’ natural gas liquids infrastructure at Medford, Oklahoma, to its storage and fractionation facilities in Mont Belvieu, Texas.  ONEOK Partners has multi-year supply commitments from producers and natural gas processors for approximately 75 percent of the pipeline’s capacity.  Installation of additional pump stations could expand the capacity of the pipeline to 250 MBbl/d.  Following the receipt of all necessary permits and the acquisition of rights-of-way, construction is scheduled to begin in 2013, with an expected completion late in the same year.

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

MB-3 Fractionator - In July 2012, ONEOK Partners announced plans to construct a 75 MBbl/d fractionator, MB-3, near its storage facility in Mont Belvieu, Texas.  In addition, ONEOK Partners plans to expand and upgrade its existing natural gas liquids gathering and pipeline infrastructure, including new connections to natural gas processing facilities and increasing the capacity of the Arbuckle and Sterling II NGL pipelines.  The MB-3 fractionator and related infrastructure are expected to cost approximately $525 million to $575 million, excluding AFUDC.  The MB-3 fractionator is expected to be completed in the fourth quarter 2014.  Supply commitments from third-party natural gas processors are in various stages of negotiation.

Ethane/Propane Splitter - In July 2012, ONEOK Partners announced plans to construct a new 40 MBbl/d ethane/propane splitter at its Mont Belvieu storage facility to split ethane/propane mix into purity ethane in order to meet the growing needs of petrochemical customers.  The facility will be capable of producing 32 MBbl/d of purity ethane and 8 MBbl/d of propane, and is expected to be in service during the second quarter 2014.  The ethane/propane splitter is expected to cost approximately $45 million, excluding AFUDC.

Bakken NGL Pipeline and related projects - ONEOK Partners is building an approximately 600-mile natural gas liquids pipeline, the Bakken NGL Pipeline, to transport unfractionated NGLs from the Williston Basin to the Overland Pass Pipeline.  In July 2012, ONEOK Partners announced plans to invest an additional $100 million to install additional pump stations on the Bakken NGL Pipeline to increase its capacity to 135 MBbl/d from an initial capacity of 60 MBbl/d.  The unfractionated NGLs will then be delivered to ONEOK Partners’ existing natural gas liquids fractionation and distribution infrastructure in the Mid-Continent.  Project costs for the new pipeline, including the expansion, are estimated to be $550 million to $650 million, excluding AFUDC.  NGL supply commitments for the Bakken NGL Pipeline are anchored by NGL production from ONEOK Partners’ natural gas processing plants.  The 12-inch diameter pipeline is expected to be in service during the first quarter of 2013, and the expansion is expected to be completed in the third quarter 2014.

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

Bushton Fractionator expansion - In September 2012, ONEOK Partners completed an expansion and upgrade to its existing NGL fractionation capacity at Bushton, Kansas, increasing capacity to 210 MBbl/d from 150 MBbl/d. This additional capacity is necessary to accommodate the volume growth from the Mid-Continent and Williston Basin. The project cost approximately $117 million, excluding AFUDC.

Cana-Woodford Shale and Granite Wash projects - ONEOK Partners constructed approximately 230 miles of natural gas liquids pipelines that expanded its existing Mid-Continent natural gas liquids gathering system in the Cana-Woodford Shale and Granite Wash areas.  These pipelines expanded ONEOK Partners’ capacity to transport unfractionated NGLs from these Mid-Continent supply areas to fractionation facilities in Oklahoma and Texas and distribute NGL products to the Mid-Continent, Gulf Coast and upper Midwest market centers.  The pipelines are connected to three new third-party natural gas processing facilities and to three existing third-party natural gas processing facilities that were expanded.  Additionally, ONEOK Partners installed additional pump stations on the Arbuckle Pipeline to increase its capacity to 240 MBbl/d.  These projects are expected to add, through multi-year supply contracts, approximately 75 to 80 MBbl/d of unfractionated NGLs, to ONEOK Partners’ existing natural gas liquids gathering systems.  These projects were placed in service in April 2012 and cost approximately $220 million, excluding AFUDC.

Sterling I Pipeline expansion - In 2011, ONEOK Partners installed seven additional pump stations for approximately $30 million, excluding AFUDC, along its existing Sterling I natural gas liquids distribution pipeline, increasing its capacity by 15 MBbl/d, which is supplied by ONEOK Partners’ Mid-Continent natural gas liquids infrastructure.  The Sterling I Pipeline transports NGL products from ONEOK Partners’ fractionator in Medford, Oklahoma, to the Mont Belvieu, Texas, market center.

For a discussion of ONEOK Partners’ capital expenditure financing, see “Capital Expenditures” in “Liquidity and Capital Resources” on page 59.

Selected Financial Results and Operating Information - The following table sets forth certain selected financial results for our ONEOK Partners segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2012 vs. 2011		2012 vs. 2011
Financial Results	2012	2011	2012	2011	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues	$2,547.5	$2,903.6	$7,266.4	$8,187.4	$(356.1)	(12)%	$(921.0)	(11)%
Cost of sales and fuel	2,127.8	2,509.6	6,024.1	7,104.3	(381.8)	(15)%	(1,080.2)	(15)%
Net margin	419.7	394.0	1,242.3	1,083.1	25.7	7%	159.2	15%
Operating costs	121.1	106.3	360.4	328.6	14.8	14%	31.8	10%
Depreciation and amortization	49.8	45.2	150.0	131.7	4.6	10%	18.3	14%
Gain (loss) on sale of assets	(0.4)	(0.1)	0.6	(0.8)	(0.3)	*	1.4	*
Operating income	$248.4	$242.4	$732.5	$622.0	$6.0	2%	$110.5	18%
Equity earnings from investments	$28.6	$32.0	$92.4	$93.7	$(3.4)	(11)%	$(1.3)	(1)%
Interest expense	$(47.8)	$(55.7)	$(148.1)	$(170.6)	$7.9	(14)%	$(22.5)	(13)%
Capital expenditures	$375.3	$252.2	$1,011.5	$662.4	$123.1	49%	$349.1	53%
* Percentage change is greater than 100 percent.

Revenues decreased for the three and nine months ended September 30, 2012, compared with the same periods last year, due to lower natural gas and NGL product prices, offset partially by higher natural gas and NGL sales volume from our ONEOK Partners segment’s completed capital projects and more favorable NGL price differentials in the nine-month period.

The differential between the composite price of NGL products and the price of natural gas, particularly the differential between ethane and natural gas, may influence the volume of NGLs recovered from natural gas processing plants.  When economic conditions warrant, natural gas processors may elect not to recover the ethane component of the natural gas stream, also known as ethane rejection, and instead leave the ethane component in the higher value residue natural gas stream sold at the tailgate of natural gas processing plants.  Low commodity prices have resulted in periods of ethane rejection in the Mid-Continent region during 2012.  Ethane rejection did not have a material impact on ONEOK Partners’ results for the three and nine months ended September 30, 2012.

Net margin increased for the three months ended September 30, 2012, compared with the same period last year, due primarily to the following:

•
an increase of $33.4 million due primarily to volume growth in the Williston Basin from the new Garden Creek natural gas processing plant and increased drilling activity resulting in higher natural gas volumes gathered, compressed, processed, transported and sold, and higher fees in ONEOK Partners’ natural gas gathering and processing business;

•
an increase of $32.9 million related to higher NGL volumes gathered and fractionated across ONEOK Partners’ system and contract renegotiations for higher fees in its NGL exchange services activities; and

•	an increase of $5.8 million related to higher isomerization margins resulting from wider price differentials between normal butane and iso-butane, and higher isomerization volumes; offset partially by

•
a decrease of $20.9 million in optimization and marketing margins, which resulted from a $43.4 million decrease due to narrower NGL price differentials and lower transportation capacity available for optimization activities, as an increasing portion of ONEOK Partners’ transportation capacity between the Conway, Kansas, and Mont Belvieu, Texas, NGL market centers is utilized by ONEOK Partners’ exchange services business to produce fee-based earnings. This decrease was offset partially by a $22.5 million increase in ONEOK Partners’ marketing business due primarily to margins realized on the fractionation and sale of NGL inventory held at the end of the second quarter of 2012 associated with the scheduled maintenance at ONEOK Partners’ Mont Belvieu natural gas liquids fractionation facility;

•	a decrease of $11.0 million due primarily to lower natural gas and NGL product prices, particularly ethane and propane in ONEOK Partners’ natural gas gathering and processing business;

•
a decrease of $9.0 million due primarily to higher compression and processing costs associated with ONEOK Partners’ volume growth primarily in the Williston Basin in ONEOK Partners’ natural gas gathering and processing business; and

•	a decrease of $5.5 million due to the impact of operational measurement losses in ONEOK Partners’ natural gas liquids business.

Net margin increased for the nine months ended September 30, 2012, compared with the same period last year, due primarily to the following:

•
an increase of $88.8 million due primarily to volume growth in the Williston Basin from ONEOK Partners’ new Garden Creek natural gas processing plant and increased drilling activity resulting in higher natural gas volumes gathered, compressed, processed, transported and sold, and higher fees in ONEOK Partners’ natural gas gathering and processing business;

•
an increase of $68.8 million from higher NGL volumes gathered and fractionated across ONEOK Partners’ systems and contract renegotiations for higher fees associated with ONEOK Partners’ NGL exchange services activities;

•
an increase of $50.3 million in optimization and marketing margins in ONEOK Partners’ natural gas liquids business, which resulted primarily from wider NGL product price differentials. ONEOK Partners’ marketing margins also benefited from higher NGL truck and rail volumes;

•	an increase of $9.6 million due to higher storage margins as a result of contract renegotiations at higher fees in ONEOK Partners’ natural gas liquids business; and

•
an increase of $3.9 million related to higher isomerization margins resulting from wider price differentials between normal butane and iso-butane in ONEOK Partners’ natural gas liquids business; offset partially by

•
a decrease of $26.4 million due to lower natural gas and NGL product prices, particularly ethane and propane, offset partially by higher condensate prices in ONEOK Partners’ natural gas gathering and processing business;

•
a decrease of $23.7 million due primarily to higher compression and processing costs associated with volume growth primarily in the Williston Basin in ONEOK Partners’ natural gas gathering and processing business;

•	a decrease of $4.1 million due to lower natural gas volumes gathered as a result of continued declines in coal-bed methane production in the Powder River Basin; and

•	a decrease of $3.1 million due primarily to lower prices on the net retained fuel position of ONEOK Partners’ natural gas pipeline business, offset partially by higher retained fuel volumes.

Operating costs increased for the three months ended September 30, 2012, compared with the same period last year, due primarily to the following:

•
an increase of $6.9 million in higher labor and employee-related costs associated with the growth of ONEOK Partners’ operations and completed capital projects in its natural gas gathering and processing and natural gas liquids businesses; and

•
an increase of $5.1 million from higher materials and supplies, and outside services expenses associated primarily with growth and scheduled maintenance in ONEOK Partners’ operations related to the completed capital projects in its natural gas gathering and processing and natural gas liquids businesses.

Operating costs increased for the nine months ended September 30, 2012, compared with the same period last year, due primarily to the following:

•
an increase of $17.6 million from higher materials and supplies, and outside services expenses and property taxes associated primarily with growth and scheduled maintenance in ONEOK Partners’ operations related to the completed capital projects in its natural gas gathering and processing and natural gas liquids businesses; and

•
an increase of $14.2 million in higher labor and employee-related costs associated with the growth of ONEOK Partners’ operations and completed capital projects in its natural gas gathering and processing and natural gas liquids businesses.

Depreciation and amortization expense increased for the three and nine months ended September 30, 2012, compared with the same periods last year, due primarily to the depreciation associated with ONEOK Partners’ completed capital projects, which includes the completion of its Garden Creek natural gas processing plant, well connections and infrastructure projects supporting the volume growth in the Williston Basin.

Equity earnings decreased for the three months ended September 30, 2012, compared with the same period last year, due primarily to Hurricane Isaac, which interrupted operations at Venice Energy Services Company.

Capital expenditures increased for the three and nine months ended September 30, 2012, compared with the same periods last year, due primarily to the growth projects in ONEOK Partners’ natural gas gathering and processing and natural gas liquids businesses.

Selected Operating Information - The following table sets forth selected operating information for our ONEOK Partners segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information	2012	2011	2012	2011
Natural gas gathering and processing business (a)
Natural gas gathered (BBtu/d)	1,149	1,044	1,091	1,021
Natural gas processed (BBtu/d) (b)	906	723	833	682
NGL sales (MBbl/d)	62	50	57	47
Residue gas sales (BBtu/d)	416	348	386	308
Realized composite NGL net sales price ($/gallon) (c)	$1.10	$1.09	$1.07	$1.09
Realized condensate net sales price ($/Bbl) (c)	$86.54	$87.89	$87.72	$81.63
Realized residue gas net sales price ($/MMBtu) (c)	$3.69	$5.25	$3.74	$5.63
Realized gross processing spread ($/MMBtu) (c)	$8.14	$8.17	$8.23	$8.30
Natural gas pipelines business (a)
Natural gas transportation capacity contracted (MDth/d)	5,249	5,132	5,345	5,353
Transportation capacity subscribed (e)	87%	85%	88%	88%
Average natural gas price
Mid-Continent region ($/MMBtu)	$2.75	$4.02	$2.43	$4.10
Natural gas liquids business
NGL sales (MBbl/d)	615	485	544	481
NGLs fractionated (MBbl/d) (d)	581	529	565	522
NGLs transported-gathering lines (MBbl/d) (a)	530	443	517	424
NGLs transported-distribution lines (MBbl/d) (a)	504	457	489	460
Conway-to-Mont Belvieu OPIS average price differential
Ethane in ethane/propane mix ($/gallon)	$0.16	$0.27	$0.21	$0.21
(a) - For consolidated entities only.
(b) - Includes volumes processed at company-owned and third-party facilities.
(c) - Presented net of the impact of hedging activities and includes equity volumes only.
(d) - Includes volumes fractionated from company-owned and third-party facilities.
(e) - Prior periods have been recast to reflect current estimated capacity.

Volumes in the natural gas gathering and processing business increased for the three and nine months ended September 30, 2012, compared with the same periods last year, due to increased drilling activity in the Williston Basin and western Oklahoma, completion of additional gathering lines and compression to support ONEOK Partners’ new Garden Creek plant that was placed in service in December 2011, offset partially by continued declines in coal-bed methane production in the Powder River Basin in Wyoming.

Low natural gas prices and the relatively higher market prices of crude oil and NGLs compared with natural gas have caused producers primarily to focus development efforts on crude oil and NGL-rich supply basins rather than areas with dry natural gas production, such as the Powder River Basin.  The reduced development activities and natural production declines in the Powder River Basin have resulted in lower volumes available to be gathered.  While the reserve potential in the Powder River Basin still exists and drilling permits have recently increased, future drilling and development will be affected by commodity prices and producers’ alternative prospects.  A continued decline in volumes in this area may reduce ONEOK Partners’ ability to recover the carrying value of its assets and equity investments in this area and possibly result in noncash charges to earnings.

The quantity and composition of NGLs received by ONEOK Partners’ natural gas gathering and processing business as payments under its various processing agreements continue to change as its new natural gas processing plants in the Williston Basin are placed in service.  The Garden Creek and Stateline I plants are capable of, but currently are not recovering ethane due to the current lack of natural gas liquids pipeline takeaway transportation capacity.  The natural gas liquids segment’s Bakken NGL Pipeline that is expected to be completed in the first quarter of 2013 will enable ethane recovery. As a result, the 2012 equity NGL volumes and realized composite NGL net sales price associated with its natural gas gathering and processing business are weighted more toward the relatively higher priced propane, iso-butane, normal butane and natural gasoline compared with the prior year.  This has the effect of producing a higher NGL composite barrel realized price, while most individual NGL products prices are substantially lower this year compared with the prior year.

Natural gas transportation capacity contracted increased for the three months ended September 30, 2012, compared with the same period last year due primarily to higher subscribed capacity on Midwestern Gas Transmission as a result of higher contracted capacity with local distribution companies and higher subscribed capacity with producers on ONEOK Partners’ intrastate pipelines to transport their increasing natural gas supply to market.

ONEOK Partners’ operating information above does not include its 50-percent interest in Northern Border Pipeline Company. Substantially all of Northern Border Pipeline Company’s long-haul transportation capacity has been contracted through March 2014. The Northern Border Pipeline currently operates pursuant to a 2007 rate case settlement. In September 2012, Northern Border Pipeline Company filed with the FERC a settlement with its customers to modify its transportation rates beginning in January 2013. This settlement is expected to be approved by the FERC before the end of 2012. If approved, the long-term transportation rates will be approximately 11 percent lower, compared with current rates, which is expected to reduce ONEOK Partners’ future equity earnings from Northern Border Pipeline Company.

NGLs gathered and fractionated increased for the three and nine months ended September 30, 2012, compared with the same periods last year, due primarily to increased throughput from existing connections in Texas and the Mid-Continent and Rocky Mountain regions, and new supply connections in the Mid-Continent and Rocky Mountain regions.  The increased NGL gathering capacity in the Mid-Continent and Texas was made available through ONEOK Partners’ Cana-Woodford Shale and Granite Wash projects, which were placed in service in April 2012. For the nine months ended September 30, 2012, the increased Gulf Coast fractionation capacity was made available by ONEOK Partners’ 60 Mbl/d fractionation services agreement with Targa Resources Partners that began in the second quarter 2011. For the three months ended September 30, 2012, the increased Mid-Continent fractionation capacity was the result of the Bushton Fractionator expansion, which was completed in September 2012.

NGLs transported on distribution lines increased for the three and nine months ended September 30, 2012, compared with the same periods last year, due primarily to ONEOK Partners’ Sterling I Pipeline expansion and higher volumes transported on ONEOK Partners’ distribution pipelines between its Mid-Continent fractionators to optimize the delivery of NGL supply.

Commodity Price Risk - The following tables set forth ONEOK Partners’ natural gas gathering and processing business’ hedging information for its equity volumes for the periods indicated, as of September 30, 2012.

	Three Months Ending December 31, 2012
	Volumes Hedged	(a)	Average Price		Percentage Hedged
NGLs (Bbl/d)	9,488		$1.25	/ gallon	71%
Condensate (Bbl/d)	1,987		$2.42	/ gallon	77%
Total (Bbl/d)	11,475		$1.46	/ gallon	72%
Natural gas (MMBtu/d)	50,109		$4.54	/ MMBtu	77%
(a) - Hedged with futures and swaps.

	Year Ending December 31, 2013
	Volumes Hedged	(a)	Average Price		Percentage Hedged
NGLs (Bbl/d)	428		$2.51	/ gallon	2%
Condensate (Bbl/d)	2,038		$2.43	/ gallon	70%
Total (Bbl/d)	2,466		$2.44	/ gallon	10%
Natural gas (MMBtu/d)	50,137		$3.85	/ MMBtu	80%
(a) - Hedged with futures and swaps.

	Year Ending December 31, 2014
	Volumes Hedged	(a)	Average Price		Percentage Hedged
Natural gas (MMBtu/d)	36.726		$4.11	/ MMBtu	50%
(a) - Hedged with futures and swaps.

ONEOK Partners expects its commodity price sensitivity in its natural gas gathering and processing business to increase in the future as volumes increase under POP contracts with ONEOK Partners’ customers.  ONEOK Partners’ commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas, excluding the effects of hedging, and assuming normal operating conditions.  ONEOK Partners’ condensate sales are based on the price of crude oil.  ONEOK Partners estimates the following:

•	a $0.01 per gallon change in the composite price of NGLs would change annual net margin by approximately $2.8 million;

•	a $1.00 per barrel change in the price of crude oil would change annual net margin by approximately $1.2 million; and

•	a $0.10 per MMBtu change in the price of natural gas would change annual net margin by approximately $2.3 million.

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

Selected Financial Results - The following table sets forth certain selected financial results for the continuing operations of our Natural Gas Distribution segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2012 vs. 2011		2012 vs. 2011
Financial Results	2012	2011	2012	2011	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Gas sales	$177.3	$186.5	$853.0	$1,059.4	$(9.2)	(5)%	$(206.4)	(19)%
Transportation revenues	19.9	19.3	65.2	67.3	0.6	3%	(2.1)	(3)%
Cost of sales	53.9	68.5	398.1	606.7	(14.6)	(21)%	(208.6)	(34)%
Net margin, excluding other revenues	143.3	137.3	520.1	520.0	6.0	4%	0.1	—%
Other revenues	7.7	8.1	25.7	28.3	(0.4)	(5)%	(2.6)	(9)%
Net margin	151.0	145.4	545.8	548.3	5.6	4%	(2.5)	—%
Operating costs	103.4	95.3	312.1	304.6	8.1	8%	7.5	2%
Depreciation and amortization	31.9	30.3	97.5	100.6	1.6	5%	(3.1)	(3)%
Operating income	$15.7	$19.8	$136.2	$143.1	$(4.1)	(21)%	$(6.9)	(5)%
Capital expenditures	$74.3	$67.5	$205.7	$176.5	$6.8	10%	$29.2	17%

The following table sets forth our net margin, excluding other revenues, by type of customer, for the periods indicated:

Net Margin, Excluding Other Revenues	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2012 vs. 2011		2012 vs. 2011
	2012	2011	2012	2011	Increase (Decrease)		Increase (Decrease)
Gas sales	(Millions of dollars)
Residential	$102.3	$97.6	$375.3	$368.8	$4.7	5%	$6.5	2%
Commercial	19.7	19.0	74.6	78.8	0.7	4%	(4.2)	(5)%
Industrial	0.6	0.6	2.1	2.2	—	—%	(0.1)	(5)%
Wholesale/public authority	0.8	0.8	2.9	2.9	—	—%	—	—%
Net margin on gas sales	123.4	118.0	454.9	452.7	5.4	5%	2.2	—%
Transportation margin	19.9	19.3	65.2	67.3	0.6	3%	(2.1)	(3)%
Net margin, excluding other revenues	$143.3	$137.3	$520.1	$520.0	$6.0	4%	$0.1	—%

Natural gas prices decreased during the three and nine months ended September 30, 2012, compared with the same periods last year.  The decrease in natural gas prices had a direct impact on our revenues and cost of sales.

Net margin increased for the three months ended September 30, 2012, compared with the same period last year, due primarily to an increase of $4.3 million from new rates in all three states.

Net margin decreased for the nine months ended September 30, 2012, compared with the same period last year, due primarily to the following:

•
a decrease of $8.5 million due to expiration of the Integrity Management Program (IMP) rider, which allowed Oklahoma Natural Gas to recover certain deferred pipeline-integrity costs in Oklahoma.  This decrease is offset by lower regulatory amortization in depreciation and amortization expense; and

•	a decrease of $2.0 million from lower transportation volumes due to weather-sensitive customers in Kansas and Oklahoma; offset partially by

•	an increase of $8.6 million from new rates in all three states.

Operating costs increased for the three months ended September 30, 2012, compared with the same period last year, due primarily to the following:

•	an increase of $7.0 million in share-based compensation costs from appreciation in ONEOK’s share price compared with a decline during the three months ended September 30, 2011; and

•	an increase of $1.0 million in pension costs as a result of the annual change in our estimated discount rate.

Operating costs increased for the nine months ended September 30, 2012, compared with the same period last year, due primarily to the following:

•	an increase of $3.3 million from higher costs due primarily to expenses associated with IMP activities in Oklahoma, pipeline maintenance and other consulting services;

•	an increase of $3.2 million in legal costs; and

•	an increase of $3.0 million in pension costs as a result of the annual change in our estimated discount rate; offset partially by

•
a decrease of $2.1 million in share-based compensation costs from common stock awarded in the prior year to employees as part of ONEOK’s stock award program and the appreciation in ONEOK’s share price during 2011.

Depreciation and amortization expense increased for the three months ended September 30, 2012, due primarily to higher depreciation expense associated with additional capital expenditures.

Depreciation and amortization expense decreased for the nine months ended September 30, 2012, due primarily to a decrease of regulatory amortization associated with the expiration of the IMP rider, which allowed us to defer recognition of certain pipeline-integrity costs in Oklahoma; offset partially by an increase of $4.7 million in higher depreciation expense associated with additional capital expenditures.

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

Capital expenditures increased for the three and nine months ended September 30, 2012, compared with the same periods last year, primarily as a result of increased spending on pipeline replacements.

Selected Operating Information - The following tables set forth certain selected information for the regulated operations of our Natural Gas Distribution segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Number of Customers	2012	2011	2012	2011
Residential	1,918,486	1,902,709	1,932,295	1,921,949
Commercial	150,705	150,740	153,206	153,637
Industrial	1,208	1,244	1,224	1,243
Wholesale/public authority	2,765	2,713	2,739	2,744
Transportation	11,934	11,738	11,908	11,674
Total customers	2,085,098	2,069,144	2,101,372	2,091,247

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Volumes (MMcf)	2012	2011	2012	2011
Gas sales
Residential	7,342	7,253	66,060	78,054
Commercial	3,330	3,511	20,020	23,409
Industrial	363	374	1,088	1,084
Wholesale/public authority	555	289	5,388	1,851
Total volumes sold	11,590	11,427	92,556	104,398
Transportation	45,792	44,300	149,167	153,182
Total volumes delivered	57,382	55,727	241,723	257,580

Residential volumes decreased for the nine months ended September 30, 2012, and commercial volumes decreased for the three and nine months ended September 30, 2012, compared with the same periods last year, due primarily to warmer temperatures in 2012; however, the impact on margins was mitigated largely by weather normalization mechanisms.  Wholesale sales represent contracted gas volumes that exceed the needs of our residential, commercial and industrial customer base and are available for sale to other parties.  Wholesale volumes increased for 2012, compared to 2011; however, the impact to margins was minimal.

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

Kansas - In May 2012, Kansas Gas Service submitted an application to increase its overall annual revenues by $32.7 million.  The request included a $50.7 million increase in base rates and an $18.0 million reduction in amounts currently recovered through surcharges.  In October 2012, Kansas Gas Service, the staff of the KCC and the Citizens’ Utility Ratepayer Board filed a joint motion to approve a stipulated settlement agreement granting a $28 million increase in base rates and an $18 million reduction in amounts currently recovered through surcharges, effectively increasing its annual revenues by a net amount of $10 million. The KCC is expected to make a final ruling by January 2013.

In March 2012, Kansas Gas Service submitted an application to the KCC to approve the implementation of an infrastructure-replacement program that would allow Kansas Gas Service to accelerate the rate at which it is replacing cast-iron pipe.  The application requested a surcharge that would recover the carrying charges and depreciation expense associated with the investment as the costs are incurred.  In September 2012, the KCC denied Kansas Gas Service’s application. Costs incurred by Kansas Gas Service to replace cast-iron pipe are eligible for the Gas System Reliability Surcharge (GSRS).

The KCC approved an application from Kansas Gas Service to increase the GSRS by an additional $2.9 million, effective January 2012.  This surcharge is a capital-recovery mechanism that allows for rate adjustment, providing recovery of and a return on incremental safety-related and government-mandated capital investments made between rate cases.

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

In January 2012, the Railroad Commission of Texas approved the settlement between Texas Gas Service and the City of El Paso that allows for recovery of 2010-2013 pipeline-integrity expenditures and partial recovery of rate-case expenses.  The settlement did not have a material impact on our results of operations.

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

As a result of significant increases in the supply of natural gas, primarily from shale production across North America, location and seasonal price differentials have narrowed significantly, resulting in reduced opportunities to capture margins with our firm transportation and storage capacity.  Additionally, price volatility in the natural gas markets remains relatively low compared with volatility in the past, which, coupled with a fairly flat forward price curve, reduces the value of the demand fee we receive for premium services and further limits opportunities to optimize our assets.  We have undertaken several steps to better align fixed costs with the current business environment, including attempts to renegotiate various natural gas storage and transportation contracts.  Contract renegotiation activities that we have taken or expect to take include renewing contracts at current market rates at contract expiration, extending contracts in order to negotiate a more favorable rate or paying to terminate contracts in areas that are no longer strategic to our business.  For the nine months ended September 30, 2012, we recognized charges to our earnings as a result of certain of these actions.  As we continue our contract renegotiation activities, we may recognize additional charges to our earnings in the future.  We expect these contractual changes to result in less storage and transportation capacity under lease and a better alignment of our contracted natural gas transportation and storage capacity with the needs of our premium-services customers.  We also expect the reduction in our contracted natural gas transportation and storage capacity will reduce our operating costs and working-capital requirements.

Selected Financial Results - The following table sets forth certain selected financial results for our Energy Services segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2012 vs. 2011		2012 vs. 2011
Financial Results	2012	2011	2012	2011	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues	$363.8	$608.2	$1,093.6	$2,116.0	$(244.4)	(40)%	$(1,022.4)	(48)%
Cost of sales and fuel	381.1	615.6	1,136.7	2,067.9	(234.5)	(38)%	(931.2)	(45)%
Net margin	(17.3)	(7.4)	(43.1)	48.1	(9.9)	*	(91.2)	*
Operating costs	4.4	5.2	13.9	18.6	(0.8)	(15)%	(4.7)	(25)%
Depreciation and amortization	0.1	0.1	0.3	0.3	—	—	—	—
Goodwill impairment	—	—	10.3	—	—	—	10.3	100%
Operating income (loss)	$(21.8)	$(12.7)	$(67.6)	$29.2	$(9.1)	(72)%	$(96.8)	*
* Percentage change is greater than 100 percent.

The following table sets forth our margins by activity for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2012 vs. 2011		2012 vs. 2011
	2012	2011	2012	2011	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Marketing, storage and transportation revenues, gross	$19.1	$30.6	$74.6	$167.3	$(11.5)	(38)%	$(92.7)	(55)%
Storage and transportation costs	37.3	39.4	119.3	120.8	(2.1)	(5)%	(1.5)	(1)%
Marketing, storage and transportation, net	(18.2)	(8.8)	(44.7)	46.5	(9.4)	*	(91.2)	*
Financial trading, net	0.9	1.4	1.6	1.6	(0.5)	(36)%	—	—
Net margin	$(17.3)	$(7.4)	$(43.1)	$48.1	$(9.9)	*	$(91.2)	*
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

The decrease in our storage and transportation costs for the three and nine months ended September 30, 2012, compared with the same periods in the prior year, reflects reduced transportation capacity, offset partially by an increase in storage demand fees.

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

Revenues and cost of sales and fuel decreased for the three and nine months ended September 30, 2012, compared with the same periods last year, due primarily to lower natural gas prices.

Net margin decreased for the three months ended September 30, 2012, compared with the same period last year, due primarily to the following:

•	a decrease of $9.8 million in transportation margins, net of hedging, due primarily to lower hedge settlements in 2012; and

•	a decrease of $2.1 million in premium-services margins, associated primarily with lower demand fees; offset partially by

•	an increase of $2.2 million in storage and marketing margins, net of hedging activities, due primarily to the following:
- an increase of $6.9 million due to higher realized seasonal storage price differentials; offset partially by
- a decrease of $4.1 million due primarily to decreased marketing activities.

Net margin decreased for the nine months ended September 30, 2012, compared with the same period last year, due primarily to the following:

•	a decrease of $63.3 million in storage and marketing margins, net of hedging activities, due primarily to the following:
- a decrease of $29.9 million related to the reclassification of deferred losses into current earnings from accumulated other comprehensive income (loss) on certain financial contracts that were used to hedge forecasted purchases of natural gas, as a result of the continued decline in natural gas prices. The combination of the cost basis of the forecasted inventory and the financial contracts exceeds the amount expected to be recovered through sales of that inventory after considering related sales hedges, requiring reclassification of the loss from accumulated other comprehensive income (loss) to current period earnings;
- a decrease of $10.3 million due primarily to decreased marketing activities;
- a decrease of $10.0 million due to unrealized fair value changes on nonqualifying economic hedges;
- a decrease of $8.1 million due to lower realized seasonal storage price differentials; and
- a decrease of $3.7 million due to higher demand fees on storage contracts;

•	a decrease of $23.1 million in transportation margins, net of hedging, due primarily to lower hedge settlements in 2012; and

•	a decrease of $5.3 million in premium-services margins, associated primarily with lower demand fees.

Operating costs decreased for the nine months ended September 30, 2012, compared with the same period last year due primarily to lower employee-related expenses, which includes the impact of fewer employees.

We also recognized an expense of $10.3 million related to the impairment of our goodwill in the first quarter of 2012.  Given the significant decline in natural gas prices and its effect on location and seasonal price differentials, we performed an interim impairment assessment in the first quarter of 2012 that reduced our goodwill balance to zero.

Selected Operating Information - The following table sets forth certain selected operating information for our Energy Services segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information	2012	2011	2012	2011
Natural gas marketed (Bcf)	162	187	530	639
Natural gas gross margin ($/Mcf)	$(0.10)	$(0.03)	$(0.08)	$0.08
Physically settled volumes (Bcf)	338	395	1,077	1,294

Natural gas volumes marketed and physically settled volumes decreased for the three and nine months ended September 30, 2012, compared with the same periods last year, due primarily to decreased marketing activities, lower transported volumes and reduced transportation capacity.  Transportation capacity in certain markets was not utilized due to the economics of the location differentials as a result of increased supply of natural gas, primarily from shale production, and increased pipeline capacity as a result of pipeline construction.

At September 30, 2012, our natural gas transportation capacity was 1.1 Bcf/d, of which 1.0 Bcf/d was contracted under long-term natural gas transportation contracts, compared with 1.2 Bcf/d of total capacity and 1.2 Bcf/d of long-term capacity at September 30, 2011.  Approximately 6 percent of our transportation capacity expires by the end of 2012, and an additional 69 percent expires by the end of 2015.

Approximately 35.0 MMcf/d of transportation capacity expired in the first quarter of 2012, 46.2 MMcf/d expired in the second quarter of 2012 and 59.8 MMcf/d will expire in the fourth quarter of 2012.  We did not renew any of the transportation capacity that expired in the first and second quarters of 2012, and we do not expect to renew any of the transportation capacity expiring in the fourth quarter of 2012. Additionally, we have transportation capacity expiring in 2013 of 321.7 MMcf/d, in 2014 of 35.0 MMcf/d and in 2015 of 355.4 MMcf/d.

Our natural gas in storage at September 30, 2012, was 66.4 Bcf, compared with 61.6 Bcf at September 30, 2011.  At September 30, 2012, our total natural gas storage capacity under lease was 72.4 Bcf, compared with 75.6 Bcf at September 30, 2011.  At September 30, 2012, our natural gas storage capacity under lease had a maximum withdrawal capability of 2.3 Bcf/d and maximum injection capability of 1.3 Bcf/d.  Approximately 15.2 Bcf of storage capacity expired on April 1, 2012, of which 12.7 Bcf was renewed at market rates.  We have no additional storage capacity contracts expiring for the remainder of 2012; approximately 88 percent expires by the end of 2015.

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

ONEOK’s and ONEOK Partners’ ability to continue to access capital markets for debt and equity financing under reasonable terms depends on market conditions and ONEOK’s and ONEOK Partners’ respective financial condition and credit ratings.  We anticipate that our cash flow generated from operations, existing capital resources, including proceeds from the issuance of our $700 million, 4.25-percent senior notes in January 2012 and distributions from ONEOK Partners will enable us to maintain our current and planned level of operations and fund any share repurchases under our three-year, $750-million stock repurchase program.  ONEOK Partners anticipates that its cash flow generated from operations, proceeds from its March 2012 equity offering, September 2012 debt offering and existing capital resources and ability to obtain financing will enable it to maintain its current and planned level of operations.  Additionally, ONEOK Partners expects to fund its future capital expenditures with short- and long-term debt, the issuance of equity and operating cash flows.

Capitalization Structure - The following table sets forth ONEOK’s capital structure, excluding the debt of ONEOK Partners, for the periods indicated:

	September 30,	December 31,
	2012	2011
Long-term debt	45%	31%
ONEOK shareholders’ equity	55%	69%
Debt (including notes payable)	54%	45%
ONEOK shareholders’ equity	46%	55%

As the sole general partner of ONEOK Partners, ONEOK is responsible for directing the activities of ONEOK Partners, but ONEOK is not liable for, nor does it guarantee, any of ONEOK Partners’ liabilities. Likewise, ONEOK Partners is not liable for, nor does it guarantee, any of ONEOK’s liabilities. Significant legal and financial separations exist between ONEOK and ONEOK Partners. Additionally, for purposes of determining compliance with financial covenants in the ONEOK 2011 Credit Agreement, which are described below, the debt of ONEOK Partners is excluded.

The following table sets forth our consolidated capitalization structure as of the dates indicated:

	September 30,	December 31,
	2012	2011
Long-term debt	61%	56%
Total equity	39%	44%
Debt (including notes payable)	63%	60%
Total equity	37%	40%

Stock Repurchase Program - In September 2012, we completed an accelerated share repurchase agreement pursuant to which we repurchased approximately 3.4 million shares of our common stock for $150 million.

Our three-year stock repurchase program was authorized by our Board of Directors in October 2010 to buy up to $750 million of our common stock, subject to the limitation that purchases will not exceed $300 million in any one calendar year.  Following our $150 million repurchase in September 2012 and our $300 million repurchase in 2011, an additional $300 million may yet be purchased pursuant to our three-year repurchase program, of which a maximum of $150 million of additional shares of our common stock may be purchased in 2012.

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

ONEOK 2011 Credit Agreement - The ONEOK 2011 Credit Agreement, which is scheduled to expire in April 2016, contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining ONEOK’s stand-alone debt-to-capital ratio of no more than 67.5 percent at the end of any calendar quarter, limitations on the ratio of indebtedness secured by liens and indebtedness of subsidiaries to consolidated net tangible assets, a requirement that ONEOK maintains the power to control the management and policies of ONEOK Partners, and a limit on new investments in master limited partnerships.  The ONEOK 2011 Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, investments, fundamental changes in the nature of ONEOK’s businesses, transactions with affiliates, the use of proceeds and a covenant that limits ONEOK’s ability to restrict its subsidiaries’ ability to pay dividends.  The debt covenant calculations in the ONEOK 2011 Credit Agreement exclude the debt of ONEOK Partners.  In the event of a breach of certain covenants by ONEOK, amounts outstanding under the ONEOK 2011 Credit Agreement may become due and payable immediately.  At September 30, 2012, ONEOK’s stand-alone debt-to-capital ratio, as defined by the ONEOK 2011 Credit Agreement, was 50.9 percent, and ONEOK was in compliance with all covenants under the ONEOK 2011 Credit Agreement.

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

The total amount of short-term borrowings authorized by ONEOK’s Board of Directors is $2.8 billion.  At September 30, 2012, ONEOK had $676.7 million of commercial paper outstanding, $1.9 million in letters of credit issued under the ONEOK 2011 Credit Agreement and approximately $15.2 million of cash and cash equivalents.  ONEOK had approximately $521.4 million of credit available at September 30, 2012, under the ONEOK 2011 Credit Agreement.  As of September 30, 2012, ONEOK could have issued $2.4 billion of additional short- and long-term debt under the most restrictive provisions contained in its various borrowing agreements.

ONEOK Partners 2011 Credit Agreement - The ONEOK Partners 2011 Credit Agreement contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners 2011 Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will be increased to 5.5 to 1 for the quarter of the acquisition and the two following quarters.  Upon breach of certain covenants by ONEOK Partners in the ONEOK Partners 2011 Credit Agreement, amounts outstanding under the ONEOK Partners 2011 Credit Agreement, if any, may become due and payable immediately.  At September 30, 2012, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 2.9 to 1, and ONEOK Partners was in compliance with all covenants under the ONEOK Partners 2011 Credit Agreement.

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

The total amount of short-term borrowings authorized by the Board of Directors of ONEOK Partners GP, the general partner of ONEOK Partners, is $2.5 billion.  At September 30, 2012, ONEOK Partners had no commercial paper outstanding, no letters of credit issued, no borrowings outstanding under the ONEOK Partners 2011 Credit Agreement, approximately $963.6 million of cash and $1.2 billion of credit available under the ONEOK Partners 2011 Credit Agreement.  As of September 30, 2012, ONEOK Partners could have issued $3.4 billion of short- and long-term debt to meet its liquidity needs under the most restrictive provisions contained in its various borrowing agreements.

Effective August 1, 2012, ONEOK Partners extended the maturity date of its Partnership 2011 Credit Agreement to August 1, 2017, from August 1, 2016, pursuant to an extension agreement between ONEOK Partners and its lenders.

Other - Recent events in the European economy could impact European banks.  Various European-based banks participate in the ONEOK 2011 Credit Agreement and ONEOK Partners 2011 Credit Agreement, representing an aggregate of $340 million and $342 million in committed capacity, respectively.  These banks are of significant scale and international diversification, which we believe minimizes the risk of these banks being unable to fulfill their commitments to us or ONEOK Partners under our respective credit agreements.  Should any of these banks be unable to fund any future borrowings under the credit agreements, we believe other funding sources would likely be available to replace the European banks’ commitments.

Long-term Financing - In addition to the principal sources of short-term liquidity discussed above, ONEOK expects to fund its longer-term cash requirements by issuing equity or long-term notes.  ONEOK Partners expects to fund its longer-term cash requirements by issuing common units or long-term notes.  Other options to obtain financing include, but are not limited to, issuance of convertible debt securities, asset securitization and the sale and lease back of facilities.

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

ONEOK Debt Issuance - In January 2012, we completed an underwritten public offering of $700 million, 4.25-percent senior notes due 2022.  The net proceeds from the offering, after deducting underwriting discounts and offering expenses, of approximately $694.3 million were used to repay amounts outstanding under our commercial paper program and for general corporate purposes.  We will pay interest on the senior notes due 2022 on February 1 and August 1 of each year, beginning August 1, 2012.

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

ONEOK Partners’ Debt Issuance - In September 2012, ONEOK Partners completed an underwritten public offering of $1.3 billion of senior notes, consisting of $400 million, 2.0-percent senior notes due 2017 and $900 million, 3.375-percent senior notes due 2022. A portion of the net proceeds from the offering of approximately $1.29 billion was used to repay amounts outstanding under its commercial paper program, and the balance will be used for general partnership purposes, including but not limited to capital expenditures.

ONEOK Partners’ 2.0-percent notes due 2017 and 3.375-percent notes due 2022 are governed by an indenture, dated as of September 25, 2006, between ONEOK Partners and Wells Fargo Bank, N.A., the trustee, as supplemented.  The indenture does not limit the aggregate principal amount of debt securities that may be issued and provides that debt securities may be issued from time to time in one or more additional series.  The indenture contains covenants including, among other provisions, limitations on ONEOK Partners’ ability to place liens on its property or assets and to sell and lease back its property.  The indenture includes an event of default upon acceleration of other indebtedness of $100 million or more.  Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of any of ONEOK Partners’ outstanding senior notes to declare those notes immediately due and payable in full.

ONEOK Partners may redeem its 2.0-percent senior notes due 2017 and its 3.375-percent senior notes due 2022 at par starting one month and three months, respectively, before their maturity dates.  Prior to these dates, ONEOK Partners may redeem these notes, in whole or in part, at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium.  The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date.  ONEOK Partners’ senior notes are senior unsecured obligations, ranking equally in right of payment with all of ONEOK Partners’ existing and future unsecured senior indebtedness, and structurally subordinate to any of the existing and future debt and other liabilities of any ONEOK Partners’ nonguarantor subsidiaries.

ONEOK Partners’ Debt Maturity - ONEOK Partners repaid its $350 million, 5.9-percent senior notes upon maturity in April 2012 with a portion of the proceeds from its March 2012 equity issuance.

ONEOK Partners’ Equity Issuance - In March 2012, ONEOK Partners completed an underwritten public offering of 8,000,000 common units at a public offering price of $59.27 per common unit, generating net proceeds of approximately $460 million.  ONEOK Partners also sold 8,000,000 common units to us in a private placement, generating net proceeds of approximately $460 million.  In conjunction with the issuances, we contributed approximately $19 million in order to maintain our 2-percent general partner interest in ONEOK Partners.  ONEOK Partners used the net proceeds from the issuances to repay $295 million of borrowings under its commercial paper program, to repay amounts on the maturity of their $350 million, 5.9-percent senior notes due April 2012 and for other general partnership purposes, including capital expenditures.  As a result of these transactions, our aggregate ownership interest in ONEOK Partners increased to 43.4 percent from 42.8 percent.

Interest-rate Swaps - ONEOK entered into forward-starting interest-rate swaps to hedge the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued.  ONEOK had interest-rate swaps with notional values totaling $500 million at December 31, 2011.  In January 2012, ONEOK entered into additional interest-rate swaps with notional amounts totaling $200 million.  Upon issuance in January 2012 of our $700 million, 4.25-percent senior notes due 2022, ONEOK settled all $700 million of its interest-rate swaps and realized a loss of $44.1 million in accumulated other comprehensive income (loss) that will be amortized to interest expense over the term of the related debt.

ONEOK Partners has entered into forward-starting interest-rate swaps to hedge the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued.  At December 31, 2011, ONEOK Partners had interest-rate swaps with notional values totaling $750 million.  During the nine months ended September 30, 2012, ONEOK Partners entered into additional interest-rate swaps with notional amounts totaling $650 million.  Upon ONEOK Partners’ debt issuance in September 2012, ONEOK Partners settled $1 billion of its interest-rate swaps and realized a loss of $124.9 million in accumulated other comprehensive income (loss) that will be amortized to interest expense over the term of the related debt.  At September 30, 2012, ONEOK Partners’ remaining interest-rate swaps with notional amounts totaling $400 million have settlement dates greater than 12 months.

Capital Expenditures - ONEOK’s and ONEOK Partners’ capital expenditures are financed typically through operating cash flows, short- and long-term debt and the issuance of equity.  Capital expenditures were $1.2 billion and $862 million for the nine months ending September 30, 2012 and 2011, respectively.  Of these amounts, ONEOK Partners’ capital expenditures were $1.0 billion and $662 million for the nine months ended September 30, 2012 and 2011, respectively.  Capital expenditures for 2012 increased, compared with the same period last year, due primarily to the growth projects in ONEOK Partners’ natural gas gathering and processing and natural gas liquids businesses.

The following table sets forth our 2012 projected capital expenditures, excluding AFUDC:

2012 Projected Capital Expenditures
(Millions of dollars)
ONEOK Partners	$1,868
Natural Gas Distribution	282
Other	32
Total projected capital expenditures	$2,182

Credit Ratings - Our credit ratings as of September 30, 2012, are shown in the table below:

	ONEOK		ONEOK Partners
Rating Agency	Rating	Outlook	Rating	Outlook
Moody’s	Baa2	Stable	Baa2	Stable
S&P	BBB	Stable	BBB	Stable

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

Our Energy Services segment relies upon the investment-grade rating of ONEOK’s senior unsecured long-term debt to reduce its collateral requirements.  If ONEOK’s credit ratings were to decline below investment grade, our ability to participate in energy marketing and trading activities could be significantly limited.  Without an investment-grade rating, we may be required to fund margin requirements with our counterparties with cash, letters of credit or other negotiable instruments.  At September 30, 2012, ONEOK could have been required to fund approximately $3.3 million in margin requirements related to financial contracts upon such a downgrade.  A decline in ONEOK’s credit rating below investment grade also may impact significantly other business segments.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Nine Months Ended		2012 vs. 2011
	September 30,		Increase (Decrease)
	2012	2011
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$762.9	$1,029.6	$(266.7)
Investing activities	(1,198.6)	(896.9)	(301.7)
Financing activities	1,339.7	(15.4)	1,355.1
Change in cash and cash equivalents	904.0	117.3	786.7
Change in cash and cash equivalents included in discontinued operations	8.8	2.0	6.8
Change in cash and cash equivalents from continuing operations	912.8	119.3	793.5
Cash and cash equivalents at beginning of period	66.0	30.3	35.7
Cash and cash equivalents at end of period	$978.8	$149.6	$829.2

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

Cash flows from operating activities, before changes in operating assets and liabilities, were approximately $1.0 billion for the nine months ended September 30, 2012, compared with $960.8 million for the same period in 2011.  The increase was due primarily to changes in net margin and operating expenses discussed in Financial Results and Operating Information on pages 40-41.

The changes in operating assets and liabilities decreased operating cash flows $259.6 million for the nine months ended September 30, 2012, compared with an increase of $68.8 million for the same period in 2011.  The change was due primarily to the settlement of interest-rate swaps associated with ONEOK’s $700 million debt issuance in January 2012 and ONEOK Partners’ $1.3 billion debt issuance in September 2012; and the change in gas and natural gas liquids in storage.  The change in natural gas and natural gas liquids in storage results from changes in storage levels and the impact of commodity prices on the purchase cost of inventory, both which vary from period to period. The change was also impacted by the collection and payment of trade receivables and payables, resulting from the timing of cash collections from customers and paid to vendors and suppliers, which vary from period to period.

Investing Cash Flows - The change in cash flows from investing activities for the nine months ended September 30, 2012, compared with the same period in 2011, reflects increased capital expenditures due primarily to ONEOK Partners’ growth projects, offset partially by proceeds from the sale of ONEOK Energy Marketing Company and increased distributions received from unconsolidated affiliates.

Financing Cash Flows - The change in cash flows from financing activities is the result of ONEOK’s January 2012 debt issuance and the ONEOK Partners equity issuances in March 2012, offset partially by increased distributions to noncontrolling interests and increased dividends. Financing cash flows also reflect net proceeds from ONEOK Partners’ debt issuance of $1.3 billion in the nine months ended September 30, 2012 and 2011.

REGULATORY

Financial Markets Legislation - The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets. Various regulatory agencies, including the SEC and the CFTC, have proposed regulations for implementation of many of the provisions of the Dodd-Frank Act. The CFTC has issued final regulations for certain provisions of the Dodd-Frank Act, but others remain outstanding. Several of the regulations became effective in October 2012. Prior to becoming effective, however, one of the final regulations, which imposed federal limits on speculative positions in certain futures contracts, was vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further action. Based on our assessment of the regulations issued to date and those proposed, we expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity and interest-rate risks; however, the capital requirements and costs of hedging may increase as a result of the regulations. We also may incur additional costs associated with our compliance with the new regulations and anticipated additional record keeping, reporting and disclosure obligations; however, we do not believe the costs will be material. These requirements could affect adversely market liquidity and pricing of derivative contracts making it more difficult to execute our risk-management strategies in the future. Also, the anticipated increased costs of compliance by dealers and counterparties likely will be passed on to customers, which could decrease the benefits of hedging to us and could reduce our profitability and liquidity.

Other - Several regulatory initiatives impacted the earnings and future earnings potential for our Natural Gas Distribution segment.  See discussion of our Natural Gas Distribution segment’s regulatory initiatives beginning on page 51.

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

Federal, state and regional initiatives to measure and regulate greenhouse gas emissions are under way.  We are monitoring federal and state legislation to assess the potential impact on our operations.  The EPA’s Mandatory Greenhouse Gas Reporting Rule, released in September 2009, requires greenhouse gas emissions reporting for affected facilities on an annual basis and requires us to track the emission equivalents for the natural gas delivered by us to our distribution customers and emission equivalents for all NGLs delivered to customers of ONEOK Partners.  Our 2010 total reported emissions were less than 66.6 million metric tons of carbon dioxide equivalents.  This total includes direct emissions from the combustion of fuel in our equipment, such as compressor engines and heaters, as well as carbon dioxide equivalents from natural gas and NGL products delivered to customers, as if all such fuel and NGL products were combusted with the resulting carbon dioxide injected directly into disposal wells.  We reported 2011 greenhouse gas emissions for a portion of our facilities by March 31, 2012, as required by the EPA, and for the remainder of our facilities by September 30, 2012.  Also, the EPA released a subpart to the Mandatory Greenhouse Gas Reporting Rule that will require the reporting of vented and fugitive emissions of methane from our facilities.  The new requirements began in January 2011, with the first reporting of fugitive emissions due September 30, 2012.  We do not expect the cost to gather this emission data to have a material impact on our results of operations, financial position or cash flows.  In addition, Congress has considered, and may consider in the future, legislation to reduce greenhouse gas emissions, including carbon dioxide and methane.  At this time, no rule or legislation has been enacted that assesses any costs, fees or expenses on any of these emissions.

In May 2010, the EPA finalized the “Tailoring Rule” that regulates greenhouse gas emissions at new or modified facilities that meet certain criteria.  Affected facilities are required to review best available control technology, conduct air-quality analysis, impact analysis and public reviews with respect to such emissions.  The rule was phased in beginning January 2011, and at current emission threshold levels has had a minimal impact on our existing facilities.  The EPA has stated it will consider lowering the threshold levels over the next five years, which could increase the impact on our existing facilities; however, potential costs, fees or expenses associated with the potential adjustments are unknown.

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

In July 2011, the EPA issued a proposed rule that would change the air emission New Source Performance Standards, also known as NSPS, and Maximum Achievable Control Technology requirements applicable to the oil and gas industry, including natural gas production, processing, transmission and underground storage. In April 2012, the EPA released the final rule, which includes new NSPS and air toxic standards for a variety of sources within natural gas processing plants, oil and natural gas production facilities and natural gas transmission stations. The rule also regulates emissions from the hydraulic fracturing of wells for the first time. The EPA’s final rule reflects significant changes from the proposal issued in 2011 and allows for more manageable compliance options. The NSPS final rule became effective in October 2012, but the dates for compliance vary and depend in part upon the type of affected facility and the date of construction, reconstruction or modification. It will require expenditures for updated emissions controls, monitoring and record-keeping requirements at affected facilities. However, the

EPA is still considering industry comments that may result in the exclusion of certain sources from some of the more costly provisions. If approved, this would reduce the anticipated capital and operations and maintenance costs resulting from the regulation. We do not expect these expenditures to have a material impact on our results of operations, financial position or cash flows.

Superfund - The Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA or Superfund, imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a hazardous substance into the environment.  These persons include the owner or operator of a facility where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the facility.  Under CERCLA, these persons may be liable for the costs of cleaning up the hazardous substances released into the environment, damages to natural resources and the costs of certain health studies.  Neither we nor ONEOK Partners expect our respective responsibilities under CERCLA, for this facility and any other, to have a material impact on our respective results of operations, financial position or cash flows.

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

We review our goodwill for impairment at least annually as of July 1. We performed an interim assessment of our Energy Services segment’s goodwill as of March 31, 2012, resulting in a $10.3 million impairment. Our goodwill impairment analysis performed as of July 1, 2012, did not result in an impairment charge nor did our analysis reflect any reporting units at risk, and subsequent to that date, no event has occurred indicating that the implied fair value of each of our reporting units (including its inherent goodwill) is less than the carrying value of its net assets. See Note A of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information on our goodwill impairment assessments.

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

Energy Services

Fair Value Component of the Energy Marketing and Risk Management Assets and Liabilities - The following table sets forth the fair value component of the energy marketing and risk management assets and liabilities, excluding $14.4 million and $80.7 million of net assets at September 30, 2012, and December 31, 2011, respectively, from derivative instruments declared as either fair value or cash flow hedges for the periods indicated:

Fair Value Component of Energy Marketing and Risk Management Assets and Liabilities
(Thousands of dollars)
Net fair value of derivatives outstanding at December 31, 2011	$12,609
Derivatives reclassified or otherwise settled during the period	(11,200)
Fair value of new derivatives entered into during the period	8,062
Other changes in fair value	(3,525)
Net fair value of derivatives outstanding at September 30, 2012 (a)	$5,946
(a) - The maturities of derivatives are based on injection and withdrawal periods from April through March, which is consistent with our business strategy. The maturities are as follows: $4.1 million matures through March 2013 and $1.8 million matures through March 2016.

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

Value-at-Risk (VAR) Disclosure of Commodity Price Risk - The potential impact on our future earnings, as measured by VAR, was $2.7 million and $3.2 million at September 30, 2012 and 2011, respectively.  The following table sets forth the average, high and low VAR calculations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Value-at-Risk	2012	2011	2012	2011
	(Millions of dollars)
Average	$3.0	$2.5	$2.8	$3.1
High	$4.0	$4.5	$4.0	$6.6
Low	$1.8	$1.2	$1.8	$1.2

Our VAR calculation includes derivatives, executory storage and transportation agreements and their related hedges.  The variations in the VAR data are reflective of market volatility and changes in our portfolio during the year.  The decrease in average VAR for September 30, 2012, compared with September 30, 2011, was due primarily to a decrease in total transportation capacity over the five-year period that VAR is calculated.

To the extent open commodity positions exist, fluctuating commodity prices can impact our financial results and financial position either favorably or unfavorably.  As a result, we cannot predict with precision the impact risk-management decisions may have on our business, operating results or financial position.

INTEREST-RATE RISK

We are subject to the risk of interest-rate fluctuation in the normal course of business.  We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps.  At September 30, 2012, the interest rate on all of ONEOK’s and ONEOK Partners’ long-term debt was fixed.

ONEOK entered into forward-starting interest-rate swaps designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued.  ONEOK had interest-rate swaps with notional values totaling $500 million at December 31, 2011.  In January 2012, ONEOK entered into additional interest-rate swaps with notional amounts totaling $200 million.  Upon issuance in January 2012 of our $700 million, 4.25-percent senior notes due 2022, ONEOK settled all $700 million of its interest-rate swaps and realized a loss of $44.1 million in accumulated other comprehensive income that will be amortized to interest expense over the term of the related debt.

ONEOK Partners has entered into forward-starting interest-rate swaps designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued.  At December 31, 2011, ONEOK Partners had interest-rate swaps with notional values totaling $750 million.  During the nine months ended September 30, 2012, ONEOK Partners entered into additional interest-rate swaps with notional amounts totaling $650 million.  Upon ONEOK Partners’ debt issuance in September 2012, ONEOK Partners settled $1 billion of its interest-rate swaps and realized a loss of $124.9 million in accumulated other comprehensive income that will be amortized to interest expense over the term of the related debt.  At September 30, 2012, ONEOK Partners’ remaining interest-rate swaps with notional amounts totaling $400 million have settlement dates greater than 12 months.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the third quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Additional information about our legal proceedings is included under Part I, Item 3, Legal Proceedings, in our Annual Report.

Thomas F. Boles, et al. v. El Paso Corporation, et al. (f/k/a Will Price, et al. v. Gas Pipelines, et al., f/k/a Quinque Operating Company, et al. v. Gas Pipelines, et al.), 26th Judicial District, District Court of Stevens County, Kansas, Civil Department, Case No. 99C30 (“Boles I”). On September 19, 2012, the Court dismissed without prejudice all of the ONEOK defendants from the case, other than ONEOK Field Services Company, L.L.C.

Thomas F. Boles, et al. v. El Paso Corporation, et al. (f/k/a Will Price and Stixon Petroleum, et al. v. Gas Pipelines, et al.), 26th Judicial District, District Court of Stevens County, Kansas, Civil Department, Case No. 03C232 (“Boles II”). On September 19, 2012, the Court dismissed without prejudice all of the ONEOK defendants from the case, other than ONEOK Field Services Company, L.L.C.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information relating to our purchases of our common stock for the periods indicated:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number(or Approximate Dollar Value) of Shares (or Units) that May Be Purchased Under the Plans or Programs
July 1-31, 2012	—		$—	—
August 1-31, 2012	—		$—	—
September 1-30, 2012	544,726	(a)	$43.38	544,726
Total	544,726		$43.38	544,726	$300,000,000	(b)
(a) - Shares purchased in completing our $150 million accelerated share repurchase agreement discussed under "Liquidity and Capital Resources" in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report.
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

4.1
Eighth Supplemental Indenture, dated  September 13, 2012, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 2.000% Senior Notes due 2017 (incorporated by reference from Exhibit 4.2 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed on September 13, 2012 (File No. 1-12202)).

4.2
Ninth Supplemental Indenture, dated September 13, 2012, among ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 3.375% Senior Notes due 2022 (incorporated by reference from Exhibit 4.3 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed on September 13, 2012 (File No. 1-12202)).

10.1
Underwriting Agreement, dated September 10, 2012, among ONEOK Partners, L.P. and ONEOK Partners Intermediate Limited Partnership and RBS Securities Inc., Mitsubishi UFJ Securities (USA), Inc. and U.S. Bancorp Investments, Inc., as representative of the several underwriters named therein (incorporated by reference from Exhibit 1.1 to ONEOK Partners, L.P.’s Current Report on Form 8-K on September 13, 2012 (File No. 1-12202)).

10.2
Extension Agreement, dated August 1, 2012, among ONEOK Partners, L.P., as Borrower, each of the existing Lenders and Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference from Exhibit 10.1 to ONEOK Partners, L.P.’s Quarerly Report on 10-Q filed on August 1, 2012 (File No. 1-12202)).

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents:  (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (iv) Consolidated Balance Sheets at September 30, 2012, and December 31, 2011; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; (vi) Consolidated Statement of Changes in Equity for the nine months ended September 30, 2012; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: October 31, 2012	By:	/s/ Robert F. Martinovich
Robert F. Martinovich
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)