Form 10-Q
period 2013-06-30
ONEOK INC /NEW/
filed 2013-07-31
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013.
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
Yes __ No X

On July 24, 2013, the Company had 206,201,125 shares of common stock outstanding.

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

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2012
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
Bighorn Gas Gathering	Bighorn Gas Gathering, L.L.C.
Btu	British thermal unit, a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit
CFTC	Commodities Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act Amendments of 1972, as amended
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOT	United States Department of Transportation
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
LDCs	Local distribution companies
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
Mcf	Thousand cubic feet
MDth/d	Thousand dekatherms per day
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf	Million cubic feet
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Act	Natural Gas Act of 1938, as amended
Natural Gas Policy Act	Natural Gas Policy Act of 1978, as amended
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NGL(s)	Natural gas liquid(s)
Northern Border Pipeline	Northern Border Pipeline Company
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ONEOK	ONEOK, Inc.
ONEOK Credit Agreement	ONEOK’s $1.2 billion revolving credit agreement dated April 5, 2011, as amended
ONEOK Partners	ONEOK Partners, L.P.

ONEOK Partners Credit Agreement	ONEOK Partners’ $1.2 billion revolving credit agreement dated August 1, 2011, as amended
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and the sole general partner of ONEOK Partners
OPIS	Oil Price Information Service
Overland Pass Pipeline Company	Overland Pass Pipeline Company LLC
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
VAR	Value-at-Risk
Viking Gas Transmission	Viking Gas Transmission Company
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2013	2012	2013	2012
	(Thousands of dollars, except per share amounts)
Revenues	$3,349,236	$2,529,260	$6,890,681	$5,943,860
Cost of sales and fuel	2,895,847	1,980,298	5,813,840	4,751,311
Net margin	453,389	548,962	1,076,841	1,192,549
Operating expenses
Operations and maintenance	203,293	204,126	426,896	397,007
Depreciation and amortization	91,855	84,586	182,076	167,995
Goodwill impairment	—	—	—	10,255
General taxes	30,337	27,137	66,157	58,314
Total operating expenses	325,485	315,849	675,129	633,571
Gain on sale of assets	279	966	320	1,023
Operating income	128,183	234,079	402,032	560,001
Equity earnings from investments (Note L)	26,421	29,169	52,276	63,789
Allowance for equity funds used during construction	5,656	1,849	14,743	2,824
Other income	3,134	686	10,498	6,446
Other expense	(806)	(4,898)	(3,402)	(3,071)
Interest expense (net of capitalized interest of $11,631, $9,742, $24,499 and $18,719, respectively)	(81,731)	(71,535)	(162,168)	(147,350)
Income before income taxes	80,857	189,350	313,979	482,639
Income taxes	(1,362)	(40,412)	(68,779)	(114,251)
Income from continuing operations	79,495	148,938	245,200	368,388
Income from discontinued operations, net of tax (Note C)	—	—	—	762
Gain on sale of discontinued operations, net of tax (Note C)	—	267	—	13,517
Net income	79,495	149,205	245,200	382,667
Less: Net income attributable to noncontrolling interests	78,576	88,212	131,760	198,809
Net income attributable to ONEOK	$919	$60,993	$113,440	$183,858
Amounts attributable to ONEOK:
Income from continuing operations	$919	$60,726	$113,440	$169,579
Income from discontinued operations	—	267	—	14,279
Net income	$919	$60,993	$113,440	$183,858
Basic earnings per share:
Income from continuing operations (Note J)	$—	$0.29	$0.55	$0.82
Income from discontinued operations	—	—	—	0.07
Net income	$—	$0.29	$0.55	$0.89
Diluted earnings per share:
Income from continuing operations (Note J)	$—	$0.29	$0.54	$0.80
Income from discontinued operations	—	—	—	0.07
Net income	$—	$0.29	$0.54	$0.87
Average shares (thousands)
Basic	206,143	207,292	205,811	207,454
Diluted	208,874	211,784	209,166	211,818
Dividends declared per share of common stock	$0.36	$0.33	$0.72	$0.635
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2013	2012	2013	2012
	(Thousands of dollars)
Net income	$79,495	$149,205	$245,200	$382,667
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on energy marketing and risk-management assets/liabilities, net of tax of $(13,840), $4,773, $(9,882) and $(14,229), respectively	53,289	(12,634)	39,637	34,939
Realized (gains) losses in net income, net of tax of $2,614, $8,449, $(2,081) and $6,835, respectively	(3,390)	(22,556)	3,905	(23,736)
Unrealized holding gains (losses) on available-for-sale securities, net of tax of $(168), $65, $(130) and $(76), respectively	268	(104)	206	120
Change in pension and postretirement benefit plan liability, net of tax of $4,340, $3,644, $9,048 and $7,288, respectively	(6,882)	(5,777)	(14,344)	(11,554)
Total other comprehensive income (loss), net of tax	43,285	(41,071)	29,404	(231)
Comprehensive income	122,780	108,134	274,604	382,436
Less: Comprehensive income attributable to noncontrolling interests	110,678	73,936	156,336	198,097
Comprehensive income attributable to ONEOK	$12,102	$34,198	$118,268	$184,339
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Unaudited)	2013	2012
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$33,681	$583,618
Accounts receivable, net	1,158,738	1,349,371
Gas and natural gas liquids in storage	434,996	517,014
Commodity imbalances	75,570	90,211
Energy marketing and risk-management assets (Notes D and E)	23,549	48,577
Other current assets	163,055	175,869
Total current assets	1,889,589	2,764,660
Property, plant and equipment
Property, plant and equipment	14,085,131	13,088,991
Accumulated depreciation and amortization	3,105,646	2,974,651
Net property, plant and equipment	10,979,485	10,114,340
Investments and other assets
Investments in unconsolidated affiliates (Note L)	1,208,787	1,221,405
Goodwill and intangible assets	992,373	996,206
Other assets	772,040	758,664
Total investments and other assets	2,973,200	2,976,275
Total assets	$15,842,274	$15,855,275
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)
	June 30,	December 31,
(Unaudited)	2013	2012
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt	$10,685	$10,855
Notes payable (Note F)	834,000	817,170
Accounts payable	1,214,322	1,333,489
Commodity imbalances	199,910	272,436
Energy marketing and risk-management liabilities (Notes D and E)	908	9,990
Other current liabilities	388,954	369,054
Total current liabilities	2,648,779	2,812,994
Long-term debt, excluding current maturities (Note G)	6,511,359	6,515,372
Deferred credits and other liabilities
Deferred income taxes	1,716,547	1,592,802
Other deferred credits	791,233	701,657
Total deferred credits and other liabilities	2,507,780	2,294,459
Commitments and contingencies (Note N)
Equity (Note H)
ONEOK shareholders’ equity:
Common stock, $0.01 par value: authorized 600,000,000 shares; issued 245,811,180 shares and outstanding 206,190,506 shares at June 30, 2013; issued 245,811,180 shares and outstanding 204,935,043 shares at December 31, 2012	2,458	2,458
Paid-in capital	1,278,213	1,324,698
Accumulated other comprehensive loss (Note I)	(211,970)	(216,798)
Retained earnings	2,024,482	2,059,024
Treasury stock, at cost: 39,620,674 shares at June 30, 2013, and 40,876,137 shares at December 31, 2012	(1,007,834)	(1,039,773)
Total ONEOK shareholders’ equity	2,085,349	2,129,609
Noncontrolling interests in consolidated subsidiaries	2,089,007	2,102,841
Total equity	4,174,356	4,232,450
Total liabilities and equity	$15,842,274	$15,855,275
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
(Unaudited)	2013	2012
	(Thousands of dollars)
Operating activities
Net income	$245,200	$382,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	182,076	168,003
Charges attributable to exit activities	113,780	—
Impairment of goodwill	—	10,255
Gain on sale of discontinued operations	—	(13,517)
Equity earnings from investments	(52,276)	(63,789)
Distributions received from unconsolidated affiliates	51,546	69,490
Deferred income taxes	68,468	111,172
Share-based compensation expense	19,018	16,928
Allowance for equity funds used during construction	(14,743)	(2,824)
Gain on sale of assets	(320)	(1,023)
Other	(3,658)	28,553
Changes in assets and liabilities:
Accounts receivable	190,633	541,053
Gas and natural gas liquids in storage	82,018	(11,445)
Accounts payable	(63,954)	(404,006)
Commodity imbalances, net	(57,885)	25,045
Energy marketing and risk-management assets and liabilities	(28,219)	(56,590)
Other assets and liabilities, net	56,597	(147,362)
Cash provided by operating activities	788,281	652,610
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(1,060,333)	(780,697)
Proceeds from sale of discontinued operations, net of cash sold	—	32,008
Contributions to unconsolidated affiliates	(4,558)	(7,237)
Distributions received from unconsolidated affiliates	17,958	14,705
Proceeds from sale of assets	3,333	1,828
Other	—	942
Cash used in investing activities	(1,043,600)	(738,451)
Financing activities
Borrowing (repayment) of notes payable, net	16,830	(246,051)
Issuance of debt, net of discounts	—	699,657
Long-term debt financing costs	—	(5,395)
Repayment of debt	(3,888)	(356,173)
Repurchase of common stock	—	(150,000)
Issuance of common stock	6,002	4,591
Issuance of common units, net of issuance costs	15,942	459,680
Dividends paid	(147,982)	(126,772)
Distributions to noncontrolling interests	(181,522)	(153,588)
Cash provided by (used in) financing activities	(294,618)	125,949
Change in cash and cash equivalents	(549,937)	40,108
Change in cash and cash equivalents included in discontinued operations	—	8,859
Change in cash and cash equivalents from continuing operations	(549,937)	48,967
Cash and cash equivalents at beginning of period	583,618	65,953
Cash and cash equivalents at end of period	$33,681	$114,920
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ONEOK Shareholders’ Equity
(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)
	(Shares)	(Thousands of dollars)
January 1, 2013	245,811,180	$2,458	$1,324,698	$(216,798)
Net income	—	—	—	—
Other comprehensive income	—	—	—	4,828
Common stock issued	—	—	(24,189)	—
Common stock dividends - $0.72 per share	—	—	—	—
Issuance of common units of ONEOK Partners	—	—	2,956	—
Distributions to noncontrolling interests	—	—	—	—
Other	—	—	(25,252)	—
June 30, 2013	245,811,180	$2,458	$1,278,213	$(211,970)
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Continued)
	ONEOK Shareholders’ Equity
(Unaudited)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2013	$2,059,024	$(1,039,773)	$2,102,841	$4,232,450
Net income	113,440	—	131,760	245,200
Other comprehensive income	—	—	24,576	29,404
Common stock issued	—	31,939	—	7,750
Common stock dividends - $0.72 per share	(147,982)	—	—	(147,982)
Issuance of common units of ONEOK Partners	—	—	11,352	14,308
Distributions to noncontrolling interests	—	—	(181,522)	(181,522)
Other	—	—	—	(25,252)
June 30, 2013	$2,024,482	$(1,007,834)	$2,089,007	$4,174,356

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented.  All such adjustments are of a normal recurring nature. The 2012 year-end consolidated balance sheet data was derived from our audited financial statements but does not include all disclosures required by GAAP.  These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements in our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for a 12-month period.

On July 25, 2013, we announced that our Board of Directors unanimously authorized management to pursue a plan to separate our natural gas distribution business into a standalone publicly traded company. The natural gas distribution company, to be named ONE Gas, Inc., would consist of ONEOK, Inc.’s Natural Gas Distribution segment that includes Kansas Gas Service, Oklahoma Natural Gas and Texas Gas Service.  ONEOK, Inc. and its subsidiaries would continue to be the sole general partner and own 43.3 percent of ONEOK Partners, L.P. (NYSE: OKS), one of the largest publicly traded master limited partnerships, and operate our Energy Services segment through the completion of the wind down process.  Under the plan, ONEOK shareholders would retain their current shares of ONEOK stock and receive a pro-rata dividend of shares of stock in ONE Gas, Inc. in a transaction that is expected to be tax-free to ONEOK and its shareholders. The plan provides for the completion of the separation after the receipt of regulatory approvals. Our Board of Directors retains the discretion to determine whether and when to complete the separation.

Our significant accounting policies are consistent with those disclosed in Note A of the Notes to Consolidated Financial Statements in our Annual Report.

Recently Issued Accounting Standards Update - In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires presentation in a single location, either in a single note or parenthetically on the face of the financial statements, of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source. This guidance is effective for our interim and annual periods beginning on January 1, 2013, and is applied prospectively. We adopted this guidance with this Quarterly Report, and it did not impact our financial position or results of operations. See Note I for additional disclosures.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which increases disclosures about offsetting assets and liabilities. In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging. New disclosures are required to enable users of financial statements to understand significant quantitative differences in balance sheets prepared under GAAP and International Financial Reporting Standards related to the offsetting of financial instruments, including derivatives. The existing GAAP guidance allowing balance sheet offsetting remains unchanged. This guidance is effective for interim and annual periods beginning on January 1, 2013, and is applied retrospectively for all comparative periods presented. We adopted this guidance beginning with this Quarterly Report, and it did not impact our financial position or results of operations. See Note D for additional disclosures.

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-lived Intangible Assets for Impairment,” which allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary.  Under the revised standard, an entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. An entity has the option to bypass the qualitative assessment and perform the quantitative impairment test for any indefinite-lived intangible assets in any period. We adopted this guidance for our annual assessments beginning in July 2013, and it did not impact our financial position or results of operations.

B.	EXIT ACTIVITIES

Our Energy Services segment continues to face challenging industry conditions that show no signs of improving. Increased natural gas supply and infrastructure, coupled with lower natural gas price volatility, have narrowed seasonal and location natural gas price differentials, resulting in limited opportunities to generate revenues to cover our fixed costs on our contracted storage and transportation capacity. In June 2013, we announced we would exit the operations of our Energy Services segment through an accelerated wind down process. We executed agreements in June 2013 to release a significant portion of our nonaffiliated, third-party natural gas transportation and storage contracts to third parties effective July 1, 2013, at current market rates. In addition, pursuant to a request for proposal, our Energy Services segment assigned contracts for 18.0 Bcf of affiliated storage capacity to our Natural Gas Distribution segment in June 2013. Our Energy Services segment will continue to serve its contracted premium-services customers during the wind down, and we expect the Energy Services segment to be classified as discontinued operations, effective April 1, 2014, when substantially all operations of the segment have ceased.

As a result of the accelerated wind down, we recorded a noncash charge of approximately $113.8 million before taxes related to contract termination costs associated with the full release of a significant portion of our natural gas transportation and storage contracts to third parties.

The noncash charge was recorded in cost of sales and fuel in our Consolidated Statements of Income. We expect to record additional noncash charges of approximately $40 million before taxes between July 1, 2013, and March 31, 2014, subject to the release or assignment of the additional natural gas transportation, storage and other energy contracts. We do not expect the total charge attributable to any severance benefits will be material. We expect future cash expenditures associated with the released transportation and storage capacity from the wind down of our Energy Services segment to total approximately $100 million on an after-tax basis with approximately $15 million paid in 2013, $35 million in 2014, $25 million in 2015 and $25 million over the period 2016 through 2023.

C.	DISCONTINUED OPERATIONS

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

D.	FAIR VALUE MEASUREMENTS

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

	June 30, 2013
	Level 1	Level 2	Level 3	Total - Gross	Netting	Total - Net
	(Thousands of dollars)
Assets
Derivatives (a)
Commodity contracts
Financial contracts	$50,005	$5,282	$11,469	$66,756	$(42,171)	$24,585
Physical contracts	—	1,729	4,315	6,044	(568)	5,476
Interest-rate contracts	—	39,928	—	39,928	—	39,928
Total derivatives	50,005	46,939	15,784	112,728	(42,739)	69,989
Trading securities (b)	9,719	—	—	9,719	—	9,719
Available-for-sale investment securities (c)	2,279	—	—	2,279	—	2,279
Total assets	$62,003	$46,939	$15,784	$124,726	$(42,739)	$81,987
Liabilities
Derivatives (a)
Commodity contracts
Financial contracts	$(26,080)	$(31)	$(6,569)	$(32,680)	$32,565	$(115)
Physical contracts	—	(229)	(1,200)	(1,429)	568	(861)
Total derivatives	(26,080)	(260)	(7,769)	(34,109)	33,133	(976)
Fair value of firm commitments (d)	—	—	—	—	—	—
Total liabilities	$(26,080)	$(260)	$(7,769)	$(34,109)	$33,133	$(976)
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheets as energy marketing and risk-management assets and liabilities, other assets and other deferred credits on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.  At June 30, 2013, we held $9.6 million of cash collateral and posted $0.7 million of cash collateral with various counterparties.
(b) - Included in our Consolidated Balance Sheets as other current assets.
(c) - Included in our Consolidated Balance Sheets as other assets.
(d) - Included in our Consolidated Balance Sheets as other current liabilities.

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
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheets as energy marketing and risk-management assets and liabilities, other assets and other deferred credits on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At December 31, 2012, we held $17.7 million of cash collateral and posted $4.5 million of cash collateral with various counterparties.
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

Our Level 3 fair value amounts are based on inputs that may include one or more unobservable inputs including internally developed basis curves that incorporate observable and unobservable market data, NGL price curves from broker quotes, market volatilities derived from the most recent NYMEX close spot prices and forward LIBOR curves, and adjustments for the credit risk of our counterparties.  We corroborate the data on which our fair value estimates are based using our market knowledge of recent transactions, analysis of historical correlations and validation with independent broker quotes.  These balances categorized as Level 3 are comprised of derivatives for natural gas and NGLs.  Also included in Level 3 are the fair values of firm commitments.  We do not believe that our Level 3 fair value estimates have a material impact on our results of operations, as the majority of our derivatives are accounted for as hedges for which ineffectiveness is not material.  The significant unobservable inputs used are the unpublished forward basis and index curves.  Significant increases or decreases in either of those inputs in isolation would not have a material impact on our fair value measurements.

The following tables set forth the reconciliation of our Level 3 fair value measurements for the periods indicated:

	Derivative Assets (Liabilities)	Fair Value of Firm Commitments	Total
	(Thousands of dollars)
April 1, 2013	$(2,345)	$(535)	$(2,880)
Total realized/unrealized gains (losses):
Included in earnings (a)	(2,048)	535	(1,513)
Included in other comprehensive income (loss)	12,551	—	12,551
Transfers into Level 3	93	—	93
Transfers out of Level 3	(236)	—	(236)
June 30, 2013	$8,015	$—	$8,015
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2013 (a)	$(1,124)	$(409)	$(1,533)
(a) - Reported in revenues and cost of sales and fuel in our Consolidated Statements of Income.

	Derivative Assets (Liabilities)	Fair Value of Firm Commitments	Total
	(Thousands of dollars)
April 1, 2012	$17,948	$(3,770)	$14,178
Total realized/unrealized gains (losses):
Included in earnings (a)	(1,117)	(480)	(1,597)
Included in other comprehensive income (loss)	20,942	—	20,942
Transfers out of Level 3	(28)	—	(28)
June 30, 2012	$37,745	$(4,250)	$33,495
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2012 (a)	$1,571	$(1,318)	$253
(a) - Reported in revenues and cost of sales and fuel in our Consolidated Statements of Income.

	Derivative Assets (Liabilities)	Fair Value of Firm Commitments	Total
	(Thousands of dollars)
January 1, 2013	$1,683	$(1,280)	$403
Total realized/unrealized gains (losses):
Included in earnings (a)	(4,215)	1,280	(2,935)
Included in other comprehensive income (loss)	10,649	—	10,649
Transfers out of Level 3	(102)	—	(102)
June 30, 2013	$8,015	$—	$8,015
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2013 (a)	$(1,457)	$462	$(995)
(a) - Reported in revenues and cost of sales and fuel in our Consolidated Statements of Income.

	Derivative Assets (Liabilities)	Fair Value of Firm Commitments	Total
	(Thousands of dollars)
January 1, 2012	$25,104	$(7,283)	$17,821
Total realized/unrealized gains (losses):
Included in earnings (a)	(7,873)	3,033	(4,840)
Included in other comprehensive income (loss)	26,727	—	26,727
Sale of discontinued operations	(3,636)	—	(3,636)
Transfers out of Level 3	(2,577)	—	(2,577)
June 30, 2012	$37,745	$(4,250)	$33,495
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2012 (a)	$(419)	$(640)	$(1,059)
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

Our Level 3 fair value measurements based on unobservable inputs, excluding the portion of our fair value measurements based on third-party pricing information without adjustment, are not material at June 30, 2013.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $6.9 billion at June 30, 2013, and $7.5 billion at December 31, 2012.  The book value of long-term debt, including current maturities, was $6.5 billion at June 30, 2013, and December 31, 2012.  The estimated fair value of the aggregate of ONEOK’s and ONEOK Partners’ senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities.  The estimated fair value of our consolidated long-term debt is classified as Level 2.

E.	RISK-MANAGEMENT AND HEDGING ACTIVITIES USING DERIVATIVES

Our Energy Services and ONEOK Partners segments are exposed to various risks that we manage by periodically entering into derivative instruments. In June 2013, we announced we will exit the operations of our Energy Services segment. As a result, the use of derivative instruments will decrease significantly within our Energy Services segment. See Note B for additional information. These risks include the following:

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

•	reducing our exposure to fluctuations in interest rates; and

•	reducing variability in cash flows from changes in interest rates associated with forecasted debt issuances.

With respect to the net open positions that exist within our marketing operations, fluctuating commodity prices can impact our financial position and results of operations.  The net open positions are managed actively, and the impact of the changing prices on our financial condition at a point in time is not necessarily indicative of the impact of price movements throughout the year.

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

ONEOK Partners has forward-starting interest-rate swaps designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. At June 30, 2013, and December 31, 2012, ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $400 million.

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

Fair Values of Derivative Instruments - The following table sets forth the fair values of our derivative instruments for our continuing and discontinued operations for the periods indicated:

	June 30, 2013			December 31, 2012
	Fair Values of Derivatives (a)			Fair Values of Derivatives (a)
	Assets		(Liabilities)	Assets		(Liabilities)
	(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	$38,318	(b)	$(1,641)	$47,516	(c)	$(4,885)
Physical contracts	860		—	56		(126)
Interest-rate contracts	39,928		—	10,923		—
Total derivatives designated as hedging instruments	79,106		(1,641)	58,495		(5,011)
Derivatives not designated as hedging instruments
Commodity contracts
Nontrading instruments
Financial contracts	13,093		(16,185)	24,970		(25,009)
Physical contracts	5,184		(1,429)	4,059		(153)
Trading instruments
Financial contracts	15,345		(14,854)	15,358		(14,192)
Total derivatives not designated as hedging instruments	33,622		(32,468)	44,387		(39,354)
Total derivatives	$112,728		$(34,109)	$102,882		$(44,365)
(a) - Included on a net basis in energy marketing and risk-management assets and liabilities, other assets and other deferred credits on our Consolidated Balance Sheets.
(b) - Includes $8.0 million of derivative assets associated with cash flow hedges of inventory that were adjusted to reflect the lower of cost or market value. The deferred gains associated with these assets have been reclassified from accumulated other comprehensive income (loss).
(c) - Includes $16.9 million of derivative net assets and ineffectiveness associated with cash flow hedges of inventory related to certain financial contracts that were used to hedge forecasted purchases and sales of natural gas. The deferred gains associated with these assets have been reclassified from accumulated other comprehensive income (loss).

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for periods indicated:

		June 30, 2013		December 31, 2012
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures, forwards and swaps	0.1	(74.7)	—	(85.1)
- Crude oil and NGLs (MMbbl)	Futures, forwards and swaps	—	(2.3)	—	(1.1)
Basis
- Natural gas (Bcf)	Futures, forwards and swaps	0.1	(55.8)	—	(56.3)
Interest-rate contracts (Millions of dollars)	Forward-starting swaps	$400.0	$—	$400.0	$—

Fair value hedges
Basis
- Natural gas (Bcf)	Futures, forwards and swaps	9.0	(9.0)	59.1	(59.1)

Derivatives not designated as hedging instruments:
Fixed price
- Natural gas (Bcf)	Futures, forwards and swaps	63.7	(62.7)	60.7	(60.4)
	Options	—	—	102.1	(100.8)
Basis
- Natural gas (Bcf)	Futures, forwards and swaps	146.1	(138.1)	80.2	(81.7)
Index
- Natural gas (Bcf)	Futures, forwards and swaps	14.4	(18.2)	20.3	(22.3)

These notional amounts are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and consequently do not reflect our actual exposure to market or credit risk.

Cash Flow Hedges - Our Energy Services and ONEOK Partners segments use derivative instruments to hedge the cash flows associated with anticipated purchases and sales of natural gas, NGLs and condensate and cost of fuel used in the transportation of natural gas.  Accumulated other comprehensive income (loss) at June 30, 2013, includes gains of approximately $9.4 million, net of tax, related to these hedges that will be recognized within the next 30 months as the forecasted transactions affect earnings.  If prices remain at current levels, we will recognize $7.5 million in net gains over the next 12 months and net gains of $1.9 million thereafter.  The amount deferred in accumulated other comprehensive income (loss) attributable to our settled interest-rate swaps is a loss of $54.5 million, net of tax, which will be recognized over the life of the long-term, fixed-rate debt. We expect that losses of $5.4 million will be reclassified into earnings during the next 12 months as the hedged items affect earnings. The remaining amounts in accumulated other comprehensive income (loss) are attributable primarily to ONEOK Partners’ forward-starting interest-rate swaps with settlement dates greater than 12 months, which will be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of ONEOK Partners debt.

For the three months and six months ended June 30, 2013, cost of sales and fuel in our Consolidated Statements of Income includes $9.7 million reflecting an adjustment to natural gas inventory at the lower of cost or market value. We reclassified $8.0 million of deferred gains, before income taxes, on associated cash flow hedges from accumulated other comprehensive income (loss) into earnings.

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

The following table sets forth the effects of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Thousands of dollars)
Commodity contracts	$44,912	$35,349	$20,514	$80,914
Interest-rate contracts	22,217	(52,756)	29,005	(31,746)
Total unrealized gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion)	$67,129	$(17,407)	$49,519	$49,168

The following table sets forth the effect of cash flow hedges on our Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Effective Portion)	Three Months Ended		Six Months Ended
		June 30,		June 30,
		2013	2012	2013	2012
		(Thousands of dollars)
Commodity contracts	Revenues	$9,927	$33,660	$15,361	$96,030
Commodity contracts	Cost of sales and fuel	(216)	(1,460)	(14,203)	(63,437)
Interest-rate contracts	Interest expense	(3,707)	(1,195)	(7,144)	(2,022)
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income on derivatives (effective portion)		$6,004	$31,005	$(5,986)	$30,571

Ineffectiveness related to our cash flow hedges was not material for the three and six months ended June 30, 2013 and 2012.  In the event that it becomes probable that a forecasted transaction will not occur, we will discontinue cash flow hedge treatment, which will affect earnings.  For the three and six months ended June 30, 2013, we recorded immaterial gains due to the discontinuance of cash flow hedge treatment as a result of the underlying transactions being no longer probable. For the three and six months ended June 30, 2012, there were no gains or losses due to the discontinuance of cash flow hedge treatment as a result of the underlying transactions being no longer probable.

Other Derivative Instruments - The following table sets forth the effect of our derivative instruments that are not part of a hedging relationship in our Consolidated Statements of Income for our continuing and discontinued operations for the periods indicated:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss)	Three Months Ended			Six Months Ended
		June 30,			June 30,
		2013		2012	2013		2012
		(Thousands of dollars)
Commodity contracts - trading	Revenues	$(396)		$491	$(2,058)		$806
Commodity contracts - nontrading (a)	Cost of sales and fuel	(3,058)	(b)	1,361	(2,425)	(b)	4,324
Total gain (loss) recognized in income on derivatives		$(3,454)		$1,852	$(4,483)		$5,130
(a) - Amounts are presented net of deferred gains (losses) associated with derivatives entered into by our Natural Gas Distribution segment.
(b) - Includes $1.8 million of losses on certain derivatives derecognized that were designated previously as fair value hedges of firm transportation commitments that no longer meet the definition of a firm commitment.

Our Natural Gas Distribution segment held natural gas call options with premiums of $6.3 million and $9.6 million at June 30, 2013, and December 31, 2012, respectively.  The premiums are recorded in other current assets as these contracts are included in, and recoverable through, the monthly purchased-gas cost mechanism.  For the three and six months ended June 30, 2013, we recorded losses of $3.9 million and $5.1 million, respectively, associated with the decline in the value of option contracts, which are deferred as part of our unrecovered purchase-gas costs. For the three and six months ended June 30, 2012, we recorded immaterial losses associated with the decline in the value of option contracts, which are deferred as part of our unrecovered purchase-gas costs.

Fair Value Hedges - Our Energy Services segment uses basis swaps to hedge the fair value of location price differentials related to certain firm transportation commitments. The change in fair value of derivatives designated as fair value hedges and the related hedged firm commitments and the ineffectiveness related to these hedges were not material for the three and six months ended June 30, 2013 and 2012.

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

Some of our derivative instruments contain provisions that require us to maintain an investment-grade credit rating from S&P and/or Moody’s.  If our credit ratings on senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. The aggregate fair value of all financial derivative instruments with contingent features related to credit risk that were in a net liability position at June 30, 2013, was not material.

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

At June 30, 2013, the net credit exposure from our derivative assets is primarily with investment-grade companies in the financial services sector.

F.	CREDIT FACILITIES AND SHORT-TERM NOTES PAYABLE

ONEOK Credit Agreement - The ONEOK Credit Agreement, which is scheduled to expire in March 2018, contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining ONEOK’s stand-alone debt-to-capital ratio of no more than 67.5 percent at the end of any calendar quarter, limitations on the ratio of indebtedness secured by liens and indebtedness of subsidiaries to consolidated net tangible assets, a requirement that ONEOK maintains the power to control the management and policies of ONEOK Partners, and a limit on new investments in master limited partnerships. The ONEOK Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, investments, fundamental changes in the nature of ONEOK’s businesses, transactions with affiliates, the use of proceeds and a covenant that limits ONEOK’s ability to restrict its subsidiaries’ ability to pay dividends.  The debt covenant calculations in the ONEOK Credit Agreement exclude the debt of ONEOK Partners.  In the event of a breach of certain covenants by ONEOK, amounts outstanding under the ONEOK Credit Agreement may become due and payable immediately. At June 30, 2013, ONEOK’s stand-alone debt-to-capital ratio, as defined by the ONEOK Credit Agreement, was 48.1 percent, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement.

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

At June 30, 2013, ONEOK had $405.0 million of commercial paper outstanding and $1.9 million in letters of credit issued, leaving approximately $793.1 million of credit available under the ONEOK Credit Agreement.

In March 2013, we amended the ONEOK Credit Agreement to extend its maturity to March 28, 2018, from April 5, 2016, and reduce the facility fee and interest-rate margins for any borrowings after the amendment’s effective date.

ONEOK Partners Credit Agreement - The ONEOK Partners Credit Agreement contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA

(EBITDA, as defined in the ONEOK Partners Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter of the acquisition and the two following quarters.  Upon breach of certain covenants by ONEOK Partners in the ONEOK Partners Credit Agreement, amounts outstanding under the ONEOK Partners Credit Agreement, if any, may become due and payable immediately.  At June 30, 2013, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 3.6 to 1, and ONEOK Partners was in compliance with all covenants under the ONEOK Partners Credit Agreement.

The ONEOK Partners Credit Agreement includes a $100 million sublimit for the issuance of standby letters of credit and also features an option that allows ONEOK Partners to request an increase in the size of the facility to an aggregate of $1.7 billion from $1.2 billion by either commitments from new lenders or increased commitments from existing lenders.  The ONEOK Partners Credit Agreement is available for general partnership purposes, including repayment of ONEOK Partners’ commercial paper notes, if necessary.  Amounts outstanding under our commercial paper program reduce the borrowing capacity under the ONEOK Partners Credit Agreement.  At June 30, 2013, ONEOK Partners had $429.0 million in commercial paper outstanding, no letters of credit issued and no borrowings under the ONEOK Partners Credit Agreement.

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

G.	LONG-TERM DEBT

In January 2012, we completed an underwritten public offering of $700 million, 4.25 percent senior notes due 2022.  The net proceeds from the offering, after deducting underwriting discounts and offering expenses, were approximately $694.3 million.

ONEOK Partners repaid its $350 million, 5.9 percent senior notes at maturity in April 2012 with a portion of the proceeds from its March 2012 equity issuance.

H.	EQUITY

The following table sets forth the changes in equity attributable to us and our noncontrolling interests, including other comprehensive income, net of tax, for the periods indicated:

	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
	ONEOK Shareholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity	ONEOK Shareholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
Beginning balance	$2,134,354	$2,069,779	$4,204,133	$2,256,152	$2,123,303	$4,379,455
Net income	919	78,576	79,495	60,993	88,212	149,205
Other comprehensive income (loss)	11,183	32,102	43,285	(26,795)	(14,276)	(41,071)
Repurchase of common stock	—	—	—	(150,000)	—	(150,000)
Common stock issued	4,919	—	4,919	3,991	—	3,991
Common stock dividends	(74,201)	—	(74,201)	(63,397)	—	(63,397)
Issuance of common units of ONEOK Partners	—	(264)	(264)	—	(55)	(55)
Distributions to noncontrolling interests	—	(91,186)	(91,186)	—	(80,736)	(80,736)
Other	8,175	—	8,175	8,596	—	8,596
Ending balance	$2,085,349	$2,089,007	$4,174,356	$2,089,540	$2,116,448	$4,205,988

	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
	ONEOK Shareholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity	ONEOK Shareholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
Beginning balance	$2,129,609	$2,102,841	$4,232,450	$2,238,573	$1,561,159	$3,799,732
Net income	113,440	131,760	245,200	183,858	198,809	382,667
Other comprehensive income (loss)	4,828	24,576	29,404	481	(712)	(231)
Repurchase of common stock	—	—	—	(150,000)	—	(150,000)
Common stock issued	7,750	—	7,750	6,552	—	6,552
Common stock dividends	(147,982)	—	(147,982)	(126,772)	—	(126,772)
Issuance of common units of ONEOK Partners	2,956	11,352	14,308	(51,100)	510,780	459,680
Distributions to noncontrolling interests	—	(181,522)	(181,522)	—	(153,588)	(153,588)
Other	(25,252)	—	(25,252)	(12,052)	—	(12,052)
Ending balance	$2,085,349	$2,089,007	$4,174,356	$2,089,540	$2,116,448	$4,205,988

Dividends - Dividends paid on our common stock to shareholders of record at the close of business on January 31, 2013, and April 30, 2013, each were $0.36 per share.  A dividend of $0.38 per share was declared for shareholders of record on August 5, 2013, payable August 15, 2013.

See Note M for a discussion of ONEOK Partners’ issuance of common units and distributions to noncontrolling interests.

I.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the balance in accumulated other comprehensive income (loss) for the period indicated:

	Unrealized Gains (Losses) on Energy Marketing and Risk-Management Assets/Liabilities (a)	Unrealized Holding Gains (Losses) on Investment Securities (a)	Pension and Postretirement Benefit Plan Obligations (a)	Accumulated Other Comprehensive Income (Loss) (a)
	(Thousands of dollars)
January 1, 2013	$(55,030)	$1,034	$(162,802)	$(216,798)
Other comprehensive income (loss) before reclassifications	15,667	206	(37,444)	(21,571)
Amounts reclassified from accumulated other comprehensive income (loss)	3,299	—	23,100	26,399
Other comprehensive income (loss) attributable to ONEOK	18,966	206	(14,344)	4,828
June 30, 2013	$(36,064)	$1,240	$(177,146)	$(211,970)
(a) All amounts are presented net of tax.

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) on our Consolidated Statements of Income for the periods indicated:

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Affected Line Item in the Consolidated Statements of Income

	(Thousand of dollars)
Unrealized gains (losses) on energy marketing and risk-management assets/liabilities
Commodity contracts	$(9,927)	$(15,361)	Revenues
Commodity contracts	216	14,203	Cost of sales and fuel
Interest-rate contracts	3,707	7,144	Interest expense
	(6,004)	5,986	Income before income taxes
	2,614	(2,081)	Income tax expense
	(3,390)	3,905	Net income
Noncontrolling interest	754	606	Less: Net income attributable to noncontrolling interest
	$(4,144)	$3,299	Net income attributable to ONEOK

Pension and postretirement benefit plan obligations (a)
Amortization of net loss	$19,727	$39,454
Amortization of unrecognized prior service cost	(1,438)	(2,876)
Amortization of unrecognized net asset at adoption	71	142
Settlement charge	950	950
	19,310	37,670	Income before income taxes
	(7,468)	(14,570)	Income tax expense
	$11,842	$23,100	Net income attributable to ONEOK

Total reclassifications for the period attributable to ONEOK	$7,698	$26,399	Net income attributable to ONEOK
(a) These components of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost. See Note K for additional detail of our net periodic benefit cost.

J.	EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended June 30, 2013
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$919	206,143	$—
Diluted EPS from continuing operations
Effect of dilutive securities	—	2,731
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$919	208,874	$—

	Three Months Ended June 30, 2012
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$60,726	207,292	$0.29
Diluted EPS from continuing operations
Effect of dilutive securities	—	4,492
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$60,726	211,784	$0.29

	Six Months Ended June 30, 2013
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$113,440	205,811	$0.55
Diluted EPS from continuing operations
Effect of dilutive securities	—	3,355
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$113,440	209,166	$0.54

	Six Months Ended June 30, 2012
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$169,579	207,454	$0.82
Diluted EPS from continuing operations
Effect of dilutive securities	—	4,364
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$169,579	211,818	$0.80

There were no option shares excluded from the calculation of diluted EPS for the three and six months ended June 30, 2013 and 2012.

K.	EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and postretirement benefit plans for the periods indicated:

	Pension Benefits		Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$5,736	$5,325	$11,472	$10,650
Interest cost	13,612	14,809	27,224	29,618
Expected return on assets	(20,318)	(20,689)	(40,636)	(41,378)
Amortization of unrecognized prior service cost	230	242	460	484
Amortization of net loss	16,570	12,111	33,140	24,222
Settlement charge	950	—	950	—
Net periodic benefit cost	$16,780	$11,798	$32,610	$23,596

	Postretirement Benefits		Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$1,145	$1,240	$2,290	$2,477
Interest cost	2,911	3,473	5,822	6,946
Expected return on assets	(3,065)	(2,671)	(6,130)	(5,342)
Amortization of unrecognized net asset at adoption	71	718	142	1,436
Amortization of unrecognized prior service cost	(1,668)	(2,063)	(3,336)	(4,126)
Amortization of net loss	3,157	3,296	6,314	6,592
Net periodic benefit cost	$2,551	$3,993	$5,102	$7,983

L.	UNCONSOLIDATED AFFILIATES

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated.  All amounts in the table below are equity earnings from investments in our ONEOK Partners segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Thousands of dollars)
Northern Border Pipeline	$15,279	$16,077	$31,669	$36,308
Overland Pass Pipeline Company	5,528	5,979	8,427	11,296
Fort Union Gas Gathering	3,080	3,195	6,949	7,403
Bighorn Gas Gathering	626	796	1,338	1,961
Other	1,908	3,122	3,893	6,821
Equity earnings from investments	$26,421	$29,169	$52,276	$63,789

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Thousands of dollars)
Income Statement
Operating revenues	$132,152	$119,286	$259,953	$247,210
Operating expenses	$61,124	$57,727	$125,395	$112,295
Net income	$65,746	$59,812	$123,950	$125,066

Distributions paid to ONEOK Partners	$39,311	$43,254	$69,504	$84,195

ONEOK Partners incurred expenses in transactions with unconsolidated affiliates of $12.6 million and $8.9 million for the three months ended June 30, 2013 and 2012, respectively, and $20.4 million and $18.7 million for the six months ended June 30, 2013 and 2012, respectively, primarily related to Overland Pass Pipeline Company, which are included in cost of sales and fuel in our Consolidated Statements of Income. Accounts payable to our equity method investees at June 30, 2013, and December 31, 2012, were not material.

In January 2013, the FERC approved a settlement between Northern Border Pipeline and its customers that modified its transportation rates, effective January 1, 2013. The new long-term transportation rates are approximately 11 percent lower than previous rates, which reduced ONEOK Partners’ equity earnings from Northern Border Pipeline for the three and six months ended June 30, 2013, compared with the same periods last year, and are expected to reduce equity earnings and cash distributions from Northern Border Pipeline in the future.

Low natural gas prices and the relatively higher crude oil and NGL prices, compared with natural gas on a heating-value basis, have caused producers primarily to focus development efforts on crude oil and NGL-rich supply basins rather than areas with dry natural gas production, such as the Powder River Basin.  The reduced development activities and natural production declines in the Powder River Basin have resulted in lower natural gas volumes available to be gathered.  While the reserve potential in the Powder River Basin still exists, future drilling and development will be affected by commodity prices and producers’ alternative prospects.

Due to recent changes in producer activity and declines in volumes gathered in the Powder River Basin on the Bighorn Gas Gathering system, in which ONEOK Partners owns a 49 percent interest, ONEOK Partners tested its investment for impairment at March 31, 2013. The estimated fair value exceeded the carrying value; however, a decline of 10 percent or more in the fair value of ONEOK Partners’ investment in Bighorn Gas Gathering would result in a noncash impairment charge. ONEOK Partners is not able to reasonably estimate a range of potential future impairment charges, as many of the assumptions that would be used in its estimate of fair value are dependent upon events beyond its control. There were no impairment indicators identified in the second quarter 2013. The carrying amount of ONEOK Partners’ investment at June 30, 2013, was $89.5 million, which includes $54.3 million in equity method goodwill.

M.	ONEOK PARTNERS

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

During the three months ended March 31, 2013, ONEOK Partners sold common units through this program that resulted in net proceeds, including our contribution to maintain our 2 percent general partner interest in ONEOK Partners, of approximately $16.3 million. ONEOK Partners used the proceeds for general partnership purposes. As a result of these transactions, our aggregate ownership interest in ONEOK Partners decreased to 43.3 percent at June 30, 2013, from 43.4 percent at December 31, 2012. ONEOK Partners did not sell any common units in the second quarter 2013.

In March 2012, ONEOK Partners completed an underwritten public offering of 8.0 million common units at a public offering price of $59.27 per common unit, generating net proceeds of approximately $460 million.  ONEOK Partners also sold 8.0 million common units to us in a private placement, generating net proceeds of approximately $460 million.  In conjunction with the issuances, we contributed approximately $19 million in order to maintain our 2 percent general partner interest in ONEOK Partners.

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

Ownership Interest in ONEOK Partners - Our ownership interest in ONEOK Partners is shown in the table below at June 30, 2013:

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

Cash Distributions - We receive distributions from ONEOK Partners on our common and Class B units and our 2 percent general partner interest, which includes our incentive distribution rights.  Under ONEOK Partners’ partnership agreement, as amended, distributions are made to the partners with respect to each calendar quarter in an amount equal to 100 percent of available cash as defined in ONEOK Partners’ partnership agreement, as amended.  Available cash generally will be distributed 98 percent to limited partners and 2 percent to the general partner.  The general partner’s percentage interest in quarterly distributions is increased after certain specified target levels are met during the quarter.  Under the incentive distribution provisions, as set forth in ONEOK Partners’ partnership agreement, as amended, the general partner receives:

•	15 percent of amounts distributed in excess of $0.3025 per unit;

•	25 percent of amounts distributed in excess of $0.3575 per unit; and

•	50 percent of amounts distributed in excess of $0.4675 per unit.

The following table shows ONEOK Partners’ distributions paid in the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Thousands, except per unit amounts)
Distribution per unit	$0.715	$0.635	$1.425	$1.245

General partner distributions	$4,469	$3,759	$8,887	$7,040
Incentive distributions	61,576	44,610	122,013	81,082
Distributions to general partner	66,045	48,369	130,900	88,122
Limited partner distributions to ONEOK	66,344	58,921	132,224	110,642
Limited partner distributions to noncontrolling interest	91,039	80,662	181,228	153,271
Total distributions paid	$223,428	$187,952	$444,352	$352,035

The following table shows ONEOK Partners’ distributions declared for the periods indicated and paid within 45 days of the end of the period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Thousands, except per unit amounts)
Distribution per unit	$0.72	$0.66	$1.435	$1.295

General partner distributions	$4,512	$3,979	$8,981	$7,738
Incentive distributions	62,633	49,886	124,209	94,496
Distributions to general partner	67,145	53,865	133,190	102,234
Limited partner distributions to ONEOK	66,807	61,240	133,151	120,161
Limited partner distributions to noncontrolling interest	91,676	83,838	182,715	164,500
Total distributions declared	$225,628	$198,943	$449,056	$386,895

Relationship - We consolidate ONEOK Partners in our consolidated financial statements; however, we are restricted from the assets and cash flows of ONEOK Partners except for the distributions we receive.  Distributions are declared quarterly by ONEOK Partners’ general partner based on the terms of the ONEOK Partners partnership agreement.  See Note O for more information on ONEOK Partners’ results.

Affiliate Transactions - We have certain transactions with ONEOK Partners and its subsidiaries, which collectively comprise our ONEOK Partners segment.

ONEOK Partners sells natural gas from its natural gas gathering and processing operations to our Energy Services segment.  In addition, a portion of ONEOK Partners’ revenues from its natural gas pipelines business is from our Energy Services and Natural Gas Distribution segments, which contract with ONEOK Partners for natural gas transportation and storage services. ONEOK Partners also purchases natural gas from our Energy Services segment for its natural gas liquids and its natural gas gathering and processing operations. As a result of the wind down activities discussed in Note B, our Energy Services segment will not execute affiliate transactions with ONEOK Partners after the wind down is completed. ONEOK Partners operates in liquid markets and expects to continue providing midstream services, including marketing natural gas, NGLs and condensate as a service for its customers, to third parties or with other ONEOK affiliates. ONEOK Partners expects to enter into future commodity derivative financial contracts with unaffiliated third parties or ONEOK affiliates.

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

The following table shows ONEOK Partners’ transactions with us for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Thousands of dollars)
Revenues	$91,340	$81,050	$173,974	$156,755

Expenses
Cost of sales and fuel	$8,742	$5,769	$18,293	$15,044
Administrative and general expenses	61,861	62,636	134,357	118,997
Total expenses	$70,603	$68,405	$152,650	$134,041

N.	COMMITMENTS AND CONTINGENCIES

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

On June 25, 2013, the Executive Office of the President of the United States issued the President’s Climate Action Plan, which includes, among other things, plans for further regulatory actions to reduce carbon emissions from various sources. The impact of any such regulatory actions on our facilities and operations is unknown. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a significant impact on our business, financial position, results of operations and cash flows.

We own or retain legal responsibility for the environmental conditions at 12 former manufactured natural gas sites in Kansas. These sites contain potentially harmful materials that are subject to control or remediation under various environmental laws and regulations. A consent agreement with KDHE presently governs all work at these sites. The terms of the consent agreement allow us to investigate these sites and set remediation activities based upon the results of the investigations and risk analysis. Remediation typically involves the management of contaminated soils and may involve removal of structures and monitoring and/or remediation of groundwater.

Of the 12 sites, we have begun soil remediation on 11 sites.  Regulatory closure has been achieved at three locations, and we have completed or are near completion of soil remediation at eight sites.  We have begun site assessment at the remaining site where no active remediation has occurred.

Our expenditures for environmental assessment, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters had no material effects on earnings or cash flows during the three and six months ended June 30, 2013 or 2012.

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

The EPA’s rule on air-quality standards, titled “National Emissions Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines,” also known as RICE NESHAP, initially included a compliance date in 2013.  Subsequent industry appeals and settlements with the EPA have extended timelines for compliance associated with the final RICE NESHAP rule. While the rule could require capital expenditures for the purchase and installation of new emissions-control equipment, we do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

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

Pipeline Safety - We are subject to PHMSA regulations, including integrity-management regulations.  The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas.  In January 2012, The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 was signed into law.  The law increased maximum penalties for violating federal pipeline safety regulations and directs the DOT and Secretary of Transportation to conduct further review or studies on issues that may or may not be material to us. These issues include but are not limited to the following:

•	an evaluation on whether hazardous natural gas liquids and natural gas pipeline integrity-management requirements should be expanded beyond current high-consequence areas;

•	a review of all natural gas and hazardous natural gas liquids gathering pipeline exemptions;

•	a verification of records for pipelines in class 3 and 4 locations and high-consequence areas to confirm maximum allowable operating pressures; and

•	a requirement to test previously untested pipelines operating above 30 percent yield strength in high-consequence areas.

The potential capital and operating expenditures related to this legislation, the associated regulations or other new pipeline safety regulations are unknown.

Financial Markets Legislation - The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets. The CFTC has issued final regulations for most of the provisions of the Dodd-Frank Act, and we have implemented measures to comply with the regulations that are applicable to our businesses. We expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity-price and interest-rate risks; however, the capital requirements and costs of hedging may increase as a result of the regulations. We will also incur additional costs associated with our compliance with the new regulations and additional record keeping, reporting and disclosure obligations; however, we do not believe the costs will be material. These requirements could affect adversely market liquidity and pricing of derivative contracts, making it more difficult to execute our risk-management strategies in the future. Also, the anticipated increased costs of compliance by dealers and counterparties likely will be passed on to customers, which could decrease the benefits of hedging to us and could reduce our profitability and liquidity.

Legal Proceedings - Gas Index Pricing Litigation - As previously reported, ONEOK and its subsidiary, ONEOK Energy Services Company L.P. (OESC), along with several other energy companies, are defending multiple lawsuits arising from alleged market manipulation or false reporting of natural gas prices to natural gas-index publications. On April 10, 2013, the United States Court of Appeals for the Ninth Circuit reversed the summary judgments that had been granted in favor of ONEOK, OESC and other unaffiliated defendants in the following cases: Reorganized FLI, Learjet, Arandell, Heartland and NewPage. The Ninth Circuit also reversed the summary judgment that had been granted in favor of OESC on all state law claims asserted in the Sinclair case. The Ninth Circuit directed the removal of the cases back to the United States District Court for the District of Nevada for further proceedings. However, on June 12, 2013, the Ninth Circuit ordered the cases stayed in the Ninth Circuit until the final disposition of a Petition for Certiorari to the United States Supreme Court.

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

O.	SEGMENTS

Segment Descriptions - Our operations are divided into three reportable business segments as follows:

•
our ONEOK Partners segment reflects the consolidated operations of ONEOK Partners.  At June 30, 2013, we have a 43.3 percent ownership interest and control ONEOK Partners through our ownership of its general partner interest. ONEOK Partners gathers, processes, treats, transports, stores and sells natural gas and gathers, treats, fractionates, stores, distributes and markets NGLs and NGL products.  We and ONEOK Partners maintain significant financial and corporate governance separations.  We seek to receive increasing cash distributions as a result of our investment in ONEOK Partners, and our investment decisions are made based on the anticipated returns from ONEOK Partners in total, not specific to any of its businesses individually;

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

Accounting Policies - We evaluate performance based principally on each segment’s operating income and equity earnings. The accounting policies of the segments are the same as those described in Note A of the Notes to Consolidated Financial Statements in our Annual Report.  Intersegment sales are recorded on the same basis as sales to unaffiliated customers and are discussed in further detail in Note M.  Net margin is comprised of total revenues less cost of sales and fuel.  Cost of sales and fuel includes commodity purchases, fuel, and storage and transportation costs.

Customers - For the three and six months ended June 30, 2013 and 2012, we had no single external customer from which we received 10 percent or more of our consolidated gross revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended June 30, 2013	ONEOK Partners (a)	Natural Gas Distribution	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$2,676,839	$311,606	$359,984	$807	$3,349,236
Intersegment revenues	91,340	2	50,941	(142,283)	—
Total revenues	$2,768,179	$311,608	$410,925	$(141,476)	$3,349,236
Net margin	$411,953	$178,447	$(137,815)	$804	$453,389
Operating costs	123,976	104,990	3,553	1,111	233,630
Depreciation and amortization	58,226	32,904	69	656	91,855
Gain on sale of assets	279	—	—	—	279
Operating income (loss)	$230,030	$40,553	$(141,437)	$(963)	$128,183
Equity earnings from investments	$26,421	$—	$—	$—	$26,421
Capital expenditures	$481,368	$68,860	$—	$9,040	$559,268
(a) - Our ONEOK Partners segment has regulated and nonregulated operations.  Our ONEOK Partners segment’s regulated operations had revenues of $177.7 million, net margin of $128.8 million and operating income of $64.9 million.

Three Months Ended June 30, 2012	ONEOK Partners (a)	Natural Gas Distribution	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$2,043,756	$221,181	$263,897	$426	$2,529,260
Intersegment revenues	81,050	2	5,028	(86,080)	—
Total revenues	$2,124,806	$221,183	$268,925	$(85,654)	$2,529,260
Net margin	$401,462	$157,488	$(10,412)	$424	$548,962
Operating costs	123,364	103,774	4,626	(501)	231,263
Depreciation and amortization	51,014	31,999	77	1,496	84,586
Gain on sale of assets	966	—	—	—	966
Operating income (loss)	$228,050	$21,715	$(15,115)	$(571)	$234,079
Equity earnings from investments	$29,169	$—	$—	$—	$29,169
Capital expenditures	$355,443	$72,917	$—	$3,900	$432,260
(a) - Our ONEOK Partners segment has regulated and nonregulated operations.  Our ONEOK Partners segment’s regulated operations had revenues of $160.2 million, net margin of $100.6 million and operating income of $54.1 million.

Six Months Ended June 30, 2013	ONEOK Partners (a)	Natural Gas Distribution	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$5,111,652	$947,537	$830,179	$1,313	$6,890,681
Intersegment revenues	173,974	4	128,326	(302,304)	—
Total revenues	$5,285,626	$947,541	$958,505	$(300,991)	$6,890,681
Net margin	$782,552	$430,121	$(137,141)	$1,309	$1,076,841
Operating costs	262,240	221,161	8,561	1,091	493,053
Depreciation and amortization	112,904	67,771	140	1,261	182,076
Gain on sale of assets	320	—	—	—	320
Operating income (loss)	$407,728	$141,189	$(145,842)	$(1,043)	$402,032
Equity earnings from investments	$52,276	$—	$—	$—	$52,276
Investments in unconsolidated affiliates	$1,208,787	$—	$—	$—	$1,208,787
Total assets	$11,179,821	$3,467,646	$389,829	$804,978	$15,842,274
Noncontrolling interests in consolidated subsidiaries	$4,646	$—	$—	$2,084,361	$2,089,007
Capital expenditures	$924,832	$122,589	$—	$12,912	$1,060,333
(a) - Our ONEOK Partners segment has regulated and nonregulated operations.  Our ONEOK Partners segment’s regulated operations had revenues of $354.3 million, net margin of $248.0 million and operating income of $120.0 million.

Six Months Ended June 30, 2012	ONEOK Partners (a)	Natural Gas Distribution	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$4,562,139	$738,104	$642,595	$1,022	$5,943,860
Intersegment revenues	156,755	843	87,138	(244,736)	—
Total revenues	$4,718,894	$738,947	$729,733	$(243,714)	$5,943,860
Net margin	$822,552	$394,836	$(25,858)	$1,019	$1,192,549
Operating costs	239,234	208,760	9,465	(2,138)	455,321
Depreciation and amortization	100,270	65,519	206	2,000	167,995
Goodwill impairment	—	—	10,255	—	10,255
Gain on sale of assets	1,023	—	—	—	1,023
Operating income (loss)	$484,071	$120,557	$(45,784)	$1,157	$560,001
Equity earnings from investments	$63,789	$—	$—	$—	$63,789
Investments in unconsolidated affiliates	$1,210,268	$—	$—	$—	$1,210,268
Total assets	$9,376,537	$3,153,679	$549,623	$737,352	$13,817,191
Noncontrolling interests in consolidated subsidiaries	$5,028	$—	$—	$2,111,420	$2,116,448
Capital expenditures	$636,236	$131,365	$—	$13,096	$780,697
(a) - Our ONEOK Partners segment has regulated and nonregulated operations.  Our ONEOK Partners segment’s regulated operations had revenues of $331.4 million, net margin of $223.5 million and operating income of $118.7 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for a 12-month period.

RECENT DEVELOPMENTS

Separation of Natural Gas Distribution Segment - On July 25, 2013, we announced that our Board of Directors unanimously authorized management to pursue a plan to separate our natural gas distribution business into a standalone publicly traded company. The natural gas distribution company, to be named ONE Gas, Inc., would consist of ONEOK, Inc.’s Natural Gas Distribution segment that includes Kansas Gas Service, Oklahoma Natural Gas and Texas Gas Service.  ONEOK, Inc. and its subsidiaries would continue to be the sole general partner and own 43.3 percent of ONEOK Partners, L.P. (NYSE: OKS), one of the largest publicly traded master limited partnerships, and operate our Energy Services segment through the completion of the wind down process.  Under the plan, ONEOK shareholders would retain their current shares of ONEOK stock and receive a pro-rata dividend of shares of stock in ONE Gas, Inc. in a transaction that is expected to be tax-free to ONEOK and its shareholders. The plan provides for the completion of the separation after the receipt of regulatory approvals. Our Board of Directors retains the discretion to determine whether and when to complete the separation.

Market Conditions - Natural gas and natural gas liquids supply continues to increase from drilling activities in crude oil and NGL-rich resource areas. While natural gas prices increased in the second quarter 2013, compared with the same period last year, these increased drilling activities have resulted in generally lower NGL prices as well as minimal price volatility and narrower location and seasonal price differentials for natural gas and NGLs in the markets we serve. The price differential between the typically higher valued NGL products and the value of natural gas, particularly the price differential between ethane and propane to natural gas, has influenced the volume of ethane natural gas processing plants make available to be gathered in ONEOK Partners’ natural gas liquids business. When economic conditions warrant, certain natural gas processors elect not to recover the ethane component of the natural gas stream, also known as ethane rejection, and instead leave the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants.  Price differentials between ethane and natural gas resulted in ethane rejection at some of ONEOK Partners’ natural gas processing plants and some of its customers’ natural gas processing plants connected to ONEOK Partners’ natural gas liquids system in the Mid-Continent and Rocky Mountain regions during the first half of 2013, which reduced natural gas liquids volumes transported and fractionated in ONEOK Partners’ natural gas liquids business and its results of operations.

ONEOK Partners expects ethane rejection to continue through 2015, although at volume levels significantly below those experienced during the first half of 2013. ONEOK Partners expects ethane rejection will persist through 2014 at natural gas processing plants, including ONEOK Partners own plants, connected to its NGL system in the Mid-Continent and Rocky Mountain regions; and plants located in the Rocky Mountain region, particularly the Williston Basin, will continue to reject ethane through much of 2015. Ethane rejection is expected to have a significant impact on ONEOK Partners’ financial results over this period. However, ONEOK Partners’ natural gas liquids business’ integrated NGL assets enable it to mitigate partially the impact of ethane rejection through minimum volume agreements and its ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials in its optimization activities. In addition, new NGL supply commitments are expected to provide incremental volume in 2014 and 2015 to further mitigate the impact of ethane rejection on ONEOK Partners’ natural gas liquids business. See additional discussion in the “Financial Results and Operating Information” section.

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

Wind Down of Energy Services Segment - As a result of challenging industry conditions, in June 2013 we announced an accelerated wind down of our Energy Services segment. Our Energy Services segment no longer fits strategically and has become increasingly smaller on a relative basis because of the market conditions that it has faced and the growth of our other businesses. See additional discussion in the “Financial Results and Operating Information” section of our Energy Services segment.

ONEOK Partners’ Growth Projects - Crude oil and natural gas producers continue to drill aggressively for crude oil and NGL-rich natural gas, and related development activities continue to progress in many regions where ONEOK Partners has operations.  ONEOK Partners expects continued development of the crude-oil and NGL-rich natural gas reserves in the Bakken Shale and Three Forks formations in the Williston Basin, the Niobrara Shale formation in the Powder River Basin and in the Cana-Woodford Shale, Woodford Shale, Granite Wash and Mississippian Lime areas in the Mid-Continent region.  In response to this increased production of crude oil, natural gas and NGLs, and higher demand for NGL products generally from the petrochemical industry, ONEOK Partners is investing approximately $4.7 billion to $5.2 billion in new capital projects from 2010 through 2015 to meet the needs of natural gas producers and processors in these regions, as well as enhancing its natural gas liquids fractionation and distribution infrastructure in the Gulf Coast region.  The execution of these capital investments aligns with ONEOK Partners’ focus to grow fee-based earnings. Acreage dedications and supply commitments from producers and natural gas processors in regions associated with ONEOK Partners’ growth projects are expected to provide incremental and long-term fee-based earnings and cash flows.

See discussion of ONEOK Partners’ growth projects in the “Financial Results and Operating Information” section for our ONEOK Partners segment.

Dividends/Distributions - We declared a quarterly dividend of $0.38 per share ($1.52 per share on an annualized basis) in July 2013.  A cash distribution from ONEOK Partners of $0.72 per unit ($2.88 per unit on an annualized basis) was declared in July 2013 for the second quarter of 2013, an increase of 0.5 cents from the previous quarter. The quarterly dividend and distribution payments will be made August 15, 2013, to shareholders and unitholders of record at the close of business on August 5, 2013.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2013 vs. 2012		2013 vs. 2012
Financial Results	2013	2012	2013	2012	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues	$3,349.2	$2,529.3	$6,890.7	$5,943.9	$819.9	32%	$946.8	16%
Cost of sales and fuel	2,895.8	1,980.3	5,813.8	4,751.4	915.5	46%	1,062.4	22%
Net margin	453.4	549.0	1,076.9	1,192.5	(95.6)	(17)%	(115.6)	(10)%
Operating costs	233.6	231.3	493.1	455.3	2.3	1%	37.8	8%
Depreciation and amortization	91.9	84.6	182.1	168.0	7.3	9%	14.1	8%
Goodwill impairment	—	—	—	10.3	—	—%	(10.3)	100%
Gain on sale of assets	0.3	1.0	0.3	1.1	(0.7)	(70)%	(0.8)	(73)%
Operating income	$128.2	$234.1	$402.0	$560.0	$(105.9)	(45)%	$(158.0)	(28)%
Equity earnings from investments	$26.4	$29.2	$52.3	$63.8	$(2.8)	(10)%	$(11.5)	(18)%
Interest expense	$(81.7)	$(71.5)	$(162.2)	$(147.4)	$10.2	14%	$14.8	10%
Net income	$79.5	$149.2	$245.2	$382.7	$(69.7)	(47)%	$(137.5)	(36)%
Net income attributable to noncontrolling interests	$78.6	$88.2	$131.8	$198.8	$(9.6)	(11)%	$(67.0)	(34)%
Net income attributable to ONEOK	$0.9	$61.0	$113.4	$183.9	$(60.1)	(99)%	$(70.5)	(38)%
Capital expenditures	$559.3	$432.3	$1,060.3	$780.7	$127.0	29%	$279.6	36%

Revenues increased for the three and six months ended June 30, 2013, compared with the same periods last year, due to higher natural gas and NGL volumes from ONEOK Partners’ recently completed capital projects, offset partially by significantly narrower NGL price differentials between the Mid-Continent market center at Conway, Kansas, and the Gulf Coast market center at Mont Belvieu, Texas, lower net realized natural gas and NGL product prices and the impact of ethane rejection in ONEOK Partners’ natural gas liquids business.  The increase in natural gas and NGL supply resulting from the development of nonconventional resource areas in North America has caused narrower natural gas location and seasonal price differentials in the markets ONEOK Partners serves and generally lower NGL prices and narrower NGL location price differentials during the first half of 2013, compared with the same period last year.

Operating income decreased for the three and six months ended June 30, 2013, compared with the same period last year, due primarily to noncash charges related to the wind down of our Energy Services segment, significantly narrower NGL location price differentials, lower net realized natural gas and NGL product prices and the impact of ethane rejection in our ONEOK Partners segment. These decreases were offset partially by higher natural gas and NGL volumes from ONEOK Partners’ completed capital projects and new rates in our Natural Gas Distribution segment. The decrease in operating income also reflects an increase in operating costs and depreciation due primarily to the growth of ONEOK Partners’ operations and completed capital projects in its natural gas gathering and processing and natural gas liquids businesses. Equity earnings from investments decreased due to the impact of ethane rejection on Overland Pass Pipeline Company and decreased transportation rates on Northern Border Pipeline.

Interest expense increased for the three and six months ended June 30, 2013, compared with the same periods last year, due primarily to interest costs from ONEOK Partners’ $1.3 billion debt issuance in September 2012, offset partially by capitalized interest associated with the investments in ONEOK Partners’ growth projects. Interest expense also increased for the six months ended June 30, 2013, due to interest costs from ONEOK’s $700 million debt issuance in January 2012.

Net income attributable to noncontrolling interests, which reflects primarily the portion of ONEOK Partners that we do not own, decreased for the three and six months ended June 30, 2013, compared with the same periods last year, due to lower earnings in our ONEOK Partners segment.

Capital expenditures increased for the three and six months ended June 30, 2013, compared with the same periods last year, due primarily to the growth projects in ONEOK Partners’ natural gas gathering and processing and natural gas liquids businesses.

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

We own approximately 92.8 million common and Class B limited partner units, and the entire 2 percent general partner interest, which, together, represented a 43.3 percent ownership interest in ONEOK Partners at June 30, 2013.  We receive distributions from ONEOK Partners on our common and Class B units and our 2 percent general partner interest, which includes our incentive distribution rights.  See Note M of the Notes to Consolidated Financial Statements in this Quarterly Report for discussion of our incentive distribution rights.

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

Natural gas gathering and processing business - ONEOK Partners’ natural gas gathering and processing business provides nondiscretionary services to producers that include gathering and processing of natural gas produced from crude-oil and natural gas wells.  ONEOK Partners gathers and processes natural gas in the Mid-Continent region, which includes the NGL-rich Cana-Woodford Shale, Woodford Shale, Granite Wash area and the Mississippian Lime formation of Oklahoma and Kansas and the Hugoton and Central Kansas Uplift Basins of Kansas.  It also gathers and/or processes natural gas in two producing basins in the Rocky Mountain region:  the Williston Basin, which spans portions of Montana and North Dakota and includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations; and the Powder River Basin of Wyoming.  In the Powder River Basin, the natural gas that ONEOK Partners gathers is coal-bed methane, or dry, natural gas that does not require processing or NGL extraction in order to be marketable; dry natural gas is gathered, compressed and delivered into a downstream pipeline or marketed for a fee.

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

Natural gas liquids business - ONEOK Partners’ natural gas liquids business owns and operates facilities that gather, fractionate, treat and distribute NGLs and store NGL products primarily in Oklahoma, Kansas, Texas and the Rocky Mountain region where it provides nondiscretionary services to producers of NGLs.  ONEOK Partners’ natural gas liquids gathering pipelines deliver unfractionated NGLs gathered from natural gas processing plants located in Oklahoma, Kansas, Texas and the Rocky Mountain region to fractionators it owns in Oklahoma, Kansas and Texas, as well as to third-party fractionators and pipelines.  The NGLs are then separated through the fractionation process into the individual NGL products that realize the greater economic value of the NGL components.  The individual NGL products are then stored or distributed to ONEOK Partners’ customers, such as petrochemical manufacturers, heating-fuel users, refineries and propane distributors through ONEOK Partners’ FERC-regulated distribution pipelines that move NGL products from Oklahoma and Kansas to the Mid-Continent and Gulf Coast NGL market centers, as well as the Midwest markets near Chicago, Illinois. ONEOK Partners’ natural gas liquids business owns and operates truck and rail-loading and unloading facilities that interconnect with its fractionation and pipeline assets.  In March 2013, ONEOK Partners’ natural gas liquids business began transporting unfractionated NGLs from the Williston Basin on its Bakken NGL Pipeline. These unfractionated NGLs previously were transported by rail to ONEOK Partners’ Mid-Continent natural gas liquids fractionation facilities. ONEOK Partners’ natural gas liquids business will continue to use these rail terminal facilities in its NGL marketing activities.

Growth Projects - Natural gas gathering and processing projects - ONEOK Partners’ natural gas gathering and processing business is investing approximately $2.1 billion to $2.2 billion from 2010 through 2015 in growth projects in the Williston Basin and Cana-Woodford Shale areas that we expect will enable ONEOK Partners to meet the rapidly growing needs of crude oil and natural gas producers in those areas.

Williston Basin Processing Plants and related projects - ONEOK Partners’ projects in this basin include five 100 MMcf/d natural gas processing facilities: the Garden Creek, Garden Creek II and Garden Creek III plants located in eastern McKenzie County, North Dakota, and the Stateline I and Stateline II plants located in western Williams County, North Dakota. ONEOK Partners has acreage dedications of approximately 3.1 million acres supporting these plants.  In addition, ONEOK Partners is expanding and upgrading its existing natural gas gathering and compression infrastructure and also adding new well connections associated with these plants.  The Garden Creek plant was placed in service in December 2011 and, together with the related infrastructure, cost approximately $360 million, excluding AFUDC.  ONEOK Partners expects construction costs, excluding AFUDC, for the Garden Creek II plant and related infrastructure will be $310 million to $345 million, and for the Garden Creek III plant and related infrastructure will be approximately $325 million to $360 million. The Garden Creek II and Garden Creek III plants are expected to be completed during the third quarter 2014 and the first quarter 2015, respectively. The Stateline I natural gas processing facility was placed in service in September 2012, and the Stateline II natural gas processing facility was placed in service in April 2013. Together, with the related infrastructure, the Stateline I and Stateline II plants are expected to cost approximately $590 million to $610 million, excluding AFUDC.

ONEOK Partners is investing $140 million to $160 million to construct a 270-mile natural gas gathering system and related infrastructure in Divide County, North Dakota.  The new system will gather and deliver natural gas from producers in the Williston Basin to both of ONEOK Partners’ Stateline natural gas processing facilities in western Williams County, North Dakota.  ONEOK Partners has secured long-term acreage dedications from producers for this new system, which are structured with POP and fee-based contractual components.  ONEOK Partners placed a significant portion of the system in service during the second quarter 2013. The final portions of the system are expected to be completed during the second half of 2013.

ONEOK Partners expects that its capital projects will continue to provide additional revenues from POP and fee-based contracts as they are completed. ONEOK Partners expects its natural gas and natural gas liquids commodity-price sensitivity to increase in the future as the capital projects are completed and volumes increase under its natural gas gathering and processing business’ POP contracts with its customers. ONEOK Partners uses derivative instruments and physical-forward contracts to mitigate its sensitivity to fluctuations in the natural gas, crude oil and NGL prices received for its share of volumes.

Cana-Woodford Shale projects - ONEOK Partners is investing approximately $340 million to $360 million to construct a new 200 MMcf/d natural gas processing facility, the Canadian Valley plant, and related infrastructure in the Cana-Woodford Shale in Canadian County, Oklahoma, in close proximity to its existing natural gas transportation and natural gas liquids gathering pipelines.  The additional natural gas processing infrastructure is necessary to accommodate increased production of NGL-rich natural gas in the Cana-Woodford Shale where ONEOK Partners has substantial acreage dedications from active producers. The new Canadian Valley plant is expected to cost approximately $190 million, excluding AFUDC, and is expected to be completed in the first quarter 2014.  The related additional infrastructure is expected to cost approximately $160 million, excluding AFUDC, and is expected to increase ONEOK Partners’ capacity to gather and process natural gas to approximately 390 MMcf/d in the Cana-Woodford Shale.

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

Natural gas liquids projects - The growth strategy in ONEOK Partners’ natural gas liquids business is focused around the crude oil and NGL-rich natural gas drilling activity in shale and other unconventional resource areas from the Rocky Mountain region through the Mid-Continent region into Texas.  Increasing crude oil, natural gas and NGL production resulting from this activity and higher petrochemical industry demand for NGL products have required ONEOK Partners to make additional capital investments to expand its infrastructure to bring these commodities from supply basins to market.  Expansion of the petrochemical industry in the United States is expected to increase, affecting ethane demand significantly over the next three to five years, and international demand for propane is increasing demand for NGLs and is expected to continue in the future.

ONEOK Partners’ natural gas liquids business is investing approximately $2.6 billion to $3.0 billion in NGL-related projects from 2010 through 2015.  These investments will accommodate the transportation and fractionation of growing NGL supplies from shale and other resource development areas across ONEOK Partners’ asset base and alleviate infrastructure constraints between the Mid-Continent and Gulf Coast market centers to meet increasing petrochemical industry and NGL export demand in the Gulf Coast.  Over time, these growing fee-based NGL volumes are expected to fill much of ONEOK Partners’ natural gas liquids pipeline capacity used historically to capture the NGL price differentials between the two market centers.  During the second half 2012 and through the second quarter 2013, NGL price differentials narrowed significantly between the Mid-Continent and Gulf Coast market centers. ONEOK Partners expects narrow NGL price differentials to continue as new fractionators and pipelines, including ONEOK Partners’ growth projects discussed below, continue to alleviate constraints between the Conway, Kansas, and Mont Belvieu, Texas, natural gas liquids market centers.

Sterling III Pipeline - ONEOK Partners is constructing a 540-plus-mile natural gas liquids pipeline, the Sterling III Pipeline, which will have the flexibility to transport either unfractionated NGLs or NGL products from the Mid-Continent to the Gulf Coast.  The Sterling III Pipeline will traverse the NGL-rich Woodford Shale that is currently under development, as well as provide transportation capacity for the growing NGL production from the Cana-Woodford Shale and Granite Wash areas, where the pipeline can gather unfractionated NGLs from the new natural gas processing plants that are being built as a result of increased drilling activity in these areas.  The Sterling III Pipeline will have an initial capacity to transport up to 193 MBbl/d of NGL production from ONEOK Partners’ natural gas liquids infrastructure at Medford, Oklahoma, to its storage and fractionation facilities in Mont Belvieu, Texas.  ONEOK Partners has multi-year supply commitments from producers and natural gas processors for approximately 75 percent of the pipeline’s capacity.  Installation of additional pump stations could expand the capacity of the pipeline to 250 MBbl/d.  The pipeline is expected to be completed late this year.

The project also includes reconfiguration of its existing Sterling I and Sterling II pipelines, which currently distribute NGL products between the Mid-Continent and Gulf Coast natural gas liquids market centers, to transport either unfractionated NGLs or NGL products. The project costs for the new pipeline and reconfiguration projects are estimated to be $610 million to $810 million, excluding AFUDC.

MB-2 Fractionator - ONEOK Partners is constructing a 75 MBbl/d fractionator, MB-2, near its storage facility in Mont Belvieu, Texas.  Construction began in June 2011 and is expected to be completed in the third quarter 2013.  The cost of the new fractionator is estimated to be $360 million to $390 million, excluding AFUDC.  ONEOK Partners has multi-year supply commitments from producers and natural gas processors for all of the fractionator’s capacity.

MB-3 Fractionator - ONEOK Partners plans to construct a 75 MBbl/d fractionator, MB-3, near its storage facility in Mont Belvieu, Texas.  In addition, ONEOK Partners plans to expand and upgrade its existing natural gas liquids gathering and pipeline infrastructure, including new connections to natural gas processing facilities and increasing the capacity of the Arbuckle and Sterling II natural gas liquids pipelines.  The MB-3 fractionator and related infrastructure are expected to cost approximately $525 million to $575 million, excluding AFUDC.  The MB-3 fractionator is expected to be completed in the

fourth quarter 2014.   ONEOK Partners has multi-year supply commitments from producers and natural gas processors for approximately 80 percent of the fractionator’s capacity.

Ethane Header Pipeline - In April 2013, ONEOK Partners placed in service a 12-inch diameter ethane header pipeline that creates a new point of interconnection between its Mont Belvieu, Texas, NGL fractionation and storage assets and several petrochemical customers. The new pipeline has the capacity to transport 400 MBbl/d from its 80 percent-owned, 160-MBbl/d MB-1 fractionator and its wholly owned 75-MBbl/d MB-2 and MB-3 fractionators and its ethane/propane splitter that are currently under construction. The project cost approximately $23 million, excluding AFUDC.

Ethane/Propane Splitter - ONEOK Partners plans to construct a new 40-MBbl/d ethane/propane splitter at its Mont Belvieu storage facility to split ethane/propane mix into purity ethane in order to meet the needs of petrochemical customers, which we expect will grow over the long term. The facility will be capable of producing 32 MBbl/d of purity ethane and 8 MBbl/d of propane, and is expected to be completed during the first quarter 2014.  The ethane/propane splitter is expected to cost approximately $45 million, excluding AFUDC.

Bakken NGL Pipeline and related projects - The Bakken NGL Pipeline, a 600-mile natural gas liquids pipeline with the initial capacity to transport 60 MBbl/d of unfractionated NGLs from the Williston Basin to the Overland Pass Pipeline, was placed in service in April 2013.  The unfractionated NGLs then are delivered to ONEOK Partners’ existing natural gas liquids fractionation and distribution infrastructure in the Mid-Continent.  NGL supply commitments for the Bakken NGL Pipeline are anchored by NGL production from ONEOK Partners’ natural gas processing plants.

ONEOK Partners is investing an additional $100 million to install additional pump stations on the Bakken NGL Pipeline to increase its capacity to 135 MBbl/d from the current capacity of 60 MBbl/d. Project costs for the new pipeline, including the expansion, are estimated to be $590 million to $620 million, excluding AFUDC. The expansion is expected to be completed in the third quarter 2014.

The unfractionated NGLs from the Bakken NGL Pipeline and other supply sources under development in the Rocky Mountain region required installing additional pump stations and expanding existing pump stations on the Overland Pass Pipeline in which ONEOK Partners owns a 50 percent equity interest.  These additions and expansions were completed in the second quarter 2013 and increased the capacity of the Overland Pass Pipeline to 255 MBbl/d.  ONEOK Partners’ anticipated share of the costs for this project is estimated to be $35 million to $40 million, excluding AFUDC.

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

Cana-Woodford Shale and Granite Wash projects - ONEOK Partners constructed approximately 230 miles of natural gas liquids pipelines that expanded its existing Mid-Continent natural gas liquids gathering system in the Cana-Woodford Shale and Granite Wash areas.  These pipelines expanded ONEOK Partners’ capacity to transport unfractionated NGLs from these Mid-Continent supply areas to fractionation facilities in Oklahoma and Texas and distribute NGL products to the Mid-Continent, Gulf Coast and upper Midwest market centers.  The pipelines are connected to three new third-party natural gas processing facilities and to three existing third-party natural gas processing facilities that were expanded.  Additionally, ONEOK Partners installed additional pump stations on the Arbuckle Pipeline to increase its capacity to 240 MBbl/d.  These projects added, through multi-year supply contracts, approximately 75 to 80 MBbl/d of unfractionated NGLs, to ONEOK Partners’ existing natural gas liquids gathering systems.  These projects were placed in service in April 2012 and cost approximately $220 million, excluding AFUDC.

For a discussion of ONEOK Partners’ capital expenditure financing, see “Capital Expenditures” in “Liquidity and Capital Resources.”

Selected Financial Results and Operating Information - The following table sets forth certain selected financial results for our ONEOK Partners segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2013 vs. 2012		2013 vs. 2012
Financial Results	2013	2012	2013	2012	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues	$2,768.2	$2,124.8	$5,285.6	$4,718.9	$643.4	30%	$566.7	12%
Cost of sales and fuel	2,356.2	1,723.3	4,503.0	3,896.3	632.9	37%	606.7	16%
Net margin	412.0	401.5	782.6	822.6	10.5	3%	(40.0)	(5%)
Operating costs	124.0	123.4	262.3	239.2	0.6	—%	23.1	10%
Depreciation and amortization	58.2	51.0	112.9	100.3	7.2	14%	12.6	13%
Gain on sale of assets	0.2	1.0	0.3	1.0	(0.8)	(80%)	(0.7)	(70%)
Operating income	$230.0	$228.1	$407.7	$484.1	$1.9	1%	$(76.4)	(16%)
Equity earnings from investments	$26.4	$29.2	$52.3	$63.8	$(2.8)	(10%)	$(11.5)	(18%)
Interest expense	$(57.5)	$(47.1)	$(113.4)	$(100.3)	$(10.4)	22%	$(13.1)	13%
Capital expenditures	$481.4	$355.4	$924.8	$636.2	$126.0	35%	$288.6	45%

Revenues increased for the three and six months ended June 30, 2013, compared with the same period last year, due to higher natural gas and NGL volumes from ONEOK Partners’ recently completed capital projects, offset partially by lower realized natural gas and NGL product prices, significantly narrower NGL price differentials between the Mid-Continent market center at Conway, Kansas, and the Gulf Coast market center at Mont Belvieu, Texas, and the impact of ethane rejection in ONEOK Partners’ natural gas liquids business, which resulted in lower than expected NGL volumes.  The increase in natural gas and NGL supply resulting from the development of nonconventional resource areas in North America has caused narrower natural gas location and seasonal price differentials in the markets it serves and generally lower NGL prices during the first half of 2013, compared with the same period last year.

The differential between the composite price of NGL products and the price of natural gas, particularly the differential between ethane and natural gas, may influence the volume of NGLs recovered from natural gas processing plants.  Lower ethane prices have resulted in ethane rejection at some of ONEOK Partners’ natural gas processing plants and some of its customers’ natural gas processing plants connected to ONEOK Partners’ natural gas liquids system in the Mid-Continent and Rocky Mountain regions during both the first and second quarter 2013.

Net margin increased for the three months ended June 30, 2013, compared with the same period last year, due primarily to the following:

•
an increase of $46.3 million related to the exchange-services margins, which resulted from higher NGL volumes gathered, contract renegotiations for higher fees associated with ONEOK Partners’ NGL exchange-services activities and higher revenues from customers with minimum volume obligations in ONEOK Partners’ natural gas liquids business;

•
an increase of $22.3 million due primarily to volume growth in the Williston Basin from ONEOK Partners’ new Stateline I and Stateline II natural gas processing plants and increased well connections resulting in higher natural gas volumes gathered, compressed, processed, transported and sold, and higher fees in ONEOK Partners’ natural gas gathering and processing business; and

•
an increase of $7.1 million due to the impact of operational measurement gains of approximately $5.2 million in the second quarter 2013 compared with losses of approximately $1.9 million in the same period last year; offset partially by

•
a decrease of $41.4 million in optimization and marketing margins, which resulted from a $54.2 million decrease due primarily to significantly narrower NGL location price differentials and reduced transportation capacity available for optimization activities, as an increasing portion of transportation capacity between the Conway, Kansas, and Mont Belvieu, Texas, NGL market centers was utilized for ONEOK Partners’ exchange-services activities to produce fee-based earnings. This decrease was offset partially by a $12.8 million increase in marketing activities in ONEOK Partners’ natural gas liquids business. In the second quarter 2012, ONEOK Partners’ marketing activities experienced lower NGL product sales and higher inventories as a result of scheduled maintenance of its Mont Belvieu fractionation facility;

•	a decrease of $11.3 million resulting from the impact of ethane rejection in ONEOK Partners’ natural gas liquids business, which resulted in lower NGL volumes; and

•	a decrease of $8.8 million due primarily to lower net realized NGL product prices in ONEOK Partners’ natural gas gathering and processing business.

Net margin decreased for the six months ended June 30, 2013, compared with the same period last year, due primarily to the following:

•
a decrease of $131.5 million in optimization and marketing margins, which resulted from a $147.0 million decrease due to significantly narrower NGL location price differentials and reduced transportation capacity available for optimization activities, as an increasing portion of transportation capacity between the Conway, Kansas, and Mont Belvieu, Texas, NGL market centers was utilized for ONEOK Partners’ exchange-services activities to produce fee-based earnings. This decrease was offset partially by a $15.4 million increase in marketing activities in ONEOK Partners’ natural gas liquids business. In the second quarter 2012, ONEOK Partners experienced lower NGL product sales and higher inventories as a result of scheduled maintenance of its Mont Belvieu fractionation facility;

•	a decrease of $24.0 million resulting from the impact of ethane rejection in ONEOK Partners’ natural gas liquids business, which resulted in lower NGL volumes; and

•	a decrease of $21.5 million due primarily to lower net realized NGL product prices in ONEOK Partners’ natural gas gathering and processing business; offset partially by

•
an increase of $89.6 million in exchange-services margins, which resulted from higher NGL volumes gathered in the Williston Basin, contract renegotiations for higher fees for ONEOK Partners’ NGL exchange-services activities and higher revenues from customers with minimum volume obligations in ONEOK Partners’ natural gas liquids business; and

•
an increase of $44.9 million due primarily to volume growth in the Williston Basin from ONEOK Partners’ new Stateline I and Stateline II natural gas processing plants and increased well connections resulting in higher natural gas volumes gathered, compressed, processed, transported and sold, and higher fees in ONEOK Partners’ natural gas gathering and processing business.

Operating costs were relatively unchanged for the three months ended June 30, 2013, compared with the same period last year, and reflect $5.2 million in lower incentive compensation costs and $3.6 million in lower expenses from the timing of scheduled maintenance, offset by $5.7 million in higher employee labor and employee benefit costs, $1.2 million in higher materials and outside services, and $1.0 million in higher ad valorem taxes associated with the growth of ONEOK Partners’ operations and completed capital projects.

Operating costs increased for the six months ended June 30, 2013, compared with the same period last year, due primarily to the following:

•
an increase of $9.6 million in higher labor and employee benefit costs associated with the growth of ONEOK Partners’ operations and completed capital projects in its natural gas gathering and processing and natural gas liquids businesses;

•
an increase of $7.2 million from higher materials and supplies, and outside services expenses associated primarily with growth and scheduled maintenance in ONEOK Partners’ operations related to the completed capital projects in its natural gas gathering and processing and natural gas liquids businesses; and

•	an increase of $2.2 million due to higher ad valorem taxes related to the completed capital projects in its natural gas gathering and processing business.

Depreciation and amortization expense increased for the three and six months ended June 30, 2013, compared with the same periods last year, due primarily to the depreciation expense associated with ONEOK Partners’ completed capital projects.

Equity earnings decreased for the three and six months ended June 30, 2013, respectively, compared with the same periods last year, due primarily to the impact of ethane rejection on Overland Pass Pipeline Company and decreased transportation rates on Northern Border Pipeline in which ONEOK Partners owns a 50 percent interest in each. Ethane rejection reduced equity earnings for Overland Pass Pipeline Company by $3.3 million and $7.9 million for the three-and six-month periods ended June 30, 2013, respectively, compared to the same periods last year. Northern Border Pipeline’s earnings were lower due to reduced transportation rates resulting from a rate settlement with its customers that was approved by the FERC, effective January 1, 2013. The new long-term transportation rates are approximately 11 percent lower, than previous rates, which reduced ONEOK Partners’ equity earnings in the first and second quarter 2013 and are expected to reduce equity earnings and cash distributions from Northern Border Pipeline in the future. Substantially all of Northern Border Pipeline’s long-haul transportation capacity has been contracted through March 2015.

Interest expense increased for the three and six months ended June 30, 2013, compared with the same periods last year, due primarily to interest costs from ONEOK Partners’ $1.3 billion debt issuance in September 2012, offset partially by capitalized interest associated with its investments in growth projects.

Capital expenditures increased for the three and six months ended June 30, 2013, compared with the same periods last year, due primarily to the growth projects in ONEOK Partners’ natural gas gathering and processing and natural gas liquids businesses. During the second quarter 2013, ONEOK Partners’ natural gas gathering and processing business connected approximately 350 new wells to its systems compared with approximately 250 in the same period last year. For the six months ended June 30, 2013, ONEOK Partners’ natural gas gathering and processing business connected approximately 600 wells to its systems, despite periods of challenging weather conditions in North Dakota, compared with approximately 450 in the same period last year.

Selected Operating Information - The following table sets forth selected operating information for our ONEOK Partners segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information	2013	2012	2013	2012
Natural gas gathering and processing business (a)
Natural gas gathered (BBtu/d)	1,326	1,079	1,271	1,062
Natural gas processed (BBtu/d) (b)	1,055	823	1,022	796
NGL sales (MBbl/d)	75	57	73	55
Residue gas sales (BBtu/d)	467	385	451	371
Realized composite NGL net sales price ($/gallon) (c)	$0.85	$1.01	$0.85	$1.05
Realized condensate net sales price ($/Bbl) (c)	$83.86	$86.17	$86.06	$87.86
Realized residue gas net sales price ($/MMBtu) (c)	$3.57	$3.79	$3.55	$3.77
Natural gas pipelines business (a)
Natural gas transportation capacity contracted (MDth/d)	5,362	5,236	5,515	5,394
Transportation capacity subscribed	88%	87%	90%	89%
Average natural gas price
Mid-Continent region ($/MMBtu)	$3.85	$2.17	$3.63	$2.27
Natural gas liquids business
NGL sales (MBbl/d)	677	506	628	508
NGLs fractionated (MBbl/d) (b)	537	529	525	557
NGLs transported-gathering lines (MBbl/d) (a)	554	523	526	511
NGLs transported-distribution lines (MBbl/d) (a)	432	478	413	481
Conway-to-Mont Belvieu OPIS average price differential - ethane in ethane/propane mix ($/gallon)	$0.06	$0.23	$0.04	$0.24
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.
(c) - Presented net of the impact of hedging activities on ONEOK Partners’ equity volumes.

Volumes in the natural gas gathering and processing business increased for the three and six months ended June 30, 2013, compared with the same periods last year, due to increased well connections in the Williston Basin and western Oklahoma, completion of additional gathering lines and compression to support ONEOK Partners’ new Stateline I and Stateline II natural gas processing plants placed in service in September 2012 and April 2013, respectively, offset partially by continued declines in coal-bed methane production in the Powder River Basin in Wyoming.

Equity Investments - Low natural gas prices and the relatively higher crude oil and NGL prices compared with natural gas on a heating-value basis have caused producers primarily to focus development efforts on crude oil and NGL-rich supply basins rather than areas with dry natural gas production, such as the Powder River Basin.  The reduced development activities and natural production declines in the Powder River Basin have resulted in lower natural gas volumes available to be gathered.  While the reserve potential in the Powder River Basin still exists, future drilling and development will be affected by commodity prices and producers’ alternative prospects.

Due to recent changes in producer activity and declines in volumes gathered in the Powder River Basin on the Bighorn Gas Gathering system, in which ONEOK Partners owns a 49 percent equity interest, ONEOK Partners tested its investment for impairment at March 31, 2013. The estimated fair value exceeded the carrying value; however, a decline of 10 percent or more in the fair value of ONEOK Partners’ investment in Bighorn Gas Gathering would result in a noncash impairment charge. ONEOK Partners was not able to reasonably estimate a range of potential future impairment charges, as many of the assumptions that would be used in its estimate of fair value are dependent upon events beyond its control. There were no impairment indicators identified in the second quarter 2013. The carrying amount of ONEOK Partners’ investment at June 30, 2013, was $89.5 million, which includes $53.4 million in equity method goodwill.

The quantity and composition of NGLs and natural gas retained by ONEOK Partners’ natural gas gathering and processing business as payments under its various POP agreements continue to change as its new natural gas processing plants in the Williston Basin are placed in service.  ONEOK Partners’ Garden Creek, Stateline I and Stateline II plants have the capability to recover ethane when economic conditions warrant but did not do so during the second quarter. As a result, ONEOK Partners’ 2013 equity NGL volumes are weighted more toward propane, iso-butane, normal butane and natural gasoline, compared with the same period last year.

In November 2012, the FERC initiated a review of Viking Gas Transmission’s rates pursuant to Section 5 of the Natural Gas Act. In July 2013, the FERC suspended the procedural schedule in the proceeding while the parties prepare settlement documents, with the expectation that an uncontested settlement will be filed on or before September 1, 2013. This matter could result in a future reduction of rates, but we do not expect the ultimate outcome to impact materially ONEOK Partners’ results of operations.

NGLs fractionated increased for the three months ended June 30, 2013, compared with the same period last year, due to the higher volumes from the Williston Basin, made available by ONEOK Partners’ completed Bakken NGL Pipeline and the impact of scheduled maintenance at ONEOK Partners’ Mont Belvieu fractionation facility in the second quarter 2012, offset partially by lower volumes from ethane rejection in the second quarter 2013. NGLs fractionated decreased for the six months ended June 30, 2013, compared with the same period last year, due primarily to decreased volumes as a result of ethane rejection, offset partially by higher volumes from the Williston Basin made available by ONEOK Partners’ completed Bakken NGL Pipeline.

NGLs transported on gathering lines increased for the three and six months ended June 30, 2013, compared with the same periods last year, due primarily to increased volumes of NGLs gathered as a result of the capacity increase in the Mid-Continent and Texas made available through ONEOK Partners’ Cana-Woodford Shale and Granite Wash projects that were placed in service in April 2012, increased volumes from the Williston Basin made available by ONEOK Partners’ completed Bakken NGL Pipeline and the impact of scheduled maintenance at ONEOK Partners’ Mont Belvieu fractionation facility in the second quarter 2012, offset partially by decreases in NGL volumes gathered resulting from ethane rejection.

NGLs transported on distribution lines decreased for the three and six months ended June 30, 2013, compared with the same periods last year, due primarily to decreased volumes resulting from ethane rejection.

Commodity-Price Risk - The following tables set forth ONEOK Partners’ natural gas gathering and processing business’ hedging information for its equity volumes for the periods indicated:

	Six Months Ending December 31, 2013
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d)	9,028	$1.11	/ gallon	66%
Condensate (Bbl/d)	2,015	$2.42	/ gallon	82%
Total (Bbl/d)	11,043	$1.35	/ gallon	69%
Natural gas (MMBtu/d)	67,310	$3.83	/ MMBtu	81%

	Year Ending December 31, 2014
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d)	347	$2.23	/ gallon	2%
Condensate (Bbl/d)	1,661	$2.23	/ gallon	53%
Total (Bbl/d)	2,008	$2.23	/ gallon	10%
Natural gas (MMBtu/d)	69,274	$4.11	/ MMBtu	86%

	Year Ending December 31, 2015
	Volumes Hedged	Average Price		Percentage Hedged
Natural gas (MMBtu/d)	48,877	$4.19	/ MMBtu	44%

ONEOK Partners expects its natural gas liquids and natural gas commodity-price sensitivity to increase in the future as ONEOK Partners capital projects are completed and volumes increase under POP contracts with ONEOK Partners’ customers.  ONEOK Partners’ natural gas gathering and processing businesses’ commodity-price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas, excluding the effects of hedging, and assuming normal operating conditions.  ONEOK Partners’ condensate sales are based on the price of crude oil. ONEOK Partners estimates the following:

•	a $0.01 per-gallon change in the composite price of NGLs would change annual net margin by approximately $2.2 million;

•	a $1.00 per-barrel change in the price of crude oil would change annual net margin by approximately $1.2 million; and

•	a $0.10 per-MMBtu change in the price of natural gas would change annual net margin by approximately $2.9 million.

These estimates do not include any effects on demand for ONEOK Partners’ services or processing plant operations that might be caused by, or arise in conjunction with, price changes.  For example, a change in the gross processing spread may cause a change in the amount of ethane extracted from the natural gas stream, impacting gathering and processing margins for certain contracts.

See Note E of the Notes to Consolidated Financial Statements in this Quarterly Report for more information on ONEOK Partners’ hedging activities.

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

Selected Financial Results - The following table sets forth certain selected financial results for the continuing operations of our Natural Gas Distribution segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2013 vs. 2012		2013 vs. 2012
Financial Results	2013	2012	2013	2012	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Gas sales	$280.8	$194.2	$879.0	$675.7	$86.6	45%	$203.3	30%
Transportation revenues	22.8	18.3	52.1	45.3	4.5	25%	6.8	15%
Cost of sales	133.2	63.6	517.4	344.1	69.6	109%	173.3	50%
Net margin, excluding other revenues	170.4	148.9	413.7	376.9	21.5	14%	36.8	10%
Other revenues	8.0	8.6	16.4	17.9	(0.6)	(7)%	(1.5)	(8)%
Net margin	178.4	157.5	430.1	394.8	20.9	13%	35.3	9%
Operating costs	105.0	103.8	221.2	208.7	1.2	1%	12.5	6%
Depreciation and amortization	32.8	32.0	67.7	65.5	0.8	3%	2.2	3%
Operating income	$40.6	$21.7	$141.2	$120.6	$18.9	87%	$20.6	17%
Capital expenditures	$68.9	$72.9	$122.6	$131.4	$(4.0)	(5)%	$(8.8)	(7)%

The following table sets forth our net margin, excluding other revenues, by type of customer, for the periods indicated:

Net Margin, Excluding Other Revenues	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2013 vs. 2012		2013 vs. 2012
	2013	2012	2013	2012	Increase (Decrease)		Increase (Decrease)
Gas sales	(Millions of dollars)
Residential	$122.2	$107.9	$298.4	$273.0	$14.3	13%	$25.4	9%
Commercial and industrial	24.6	22.1	60.4	56.3	2.5	11%	4.1	7%
Wholesale/public authority	0.8	0.6	2.8	2.3	0.2	33%	0.5	22%
Net margin on gas sales	147.6	130.6	361.6	331.6	17.0	13%	30.0	9%
Transportation margin	22.8	18.3	52.1	45.3	4.5	25%	6.8	15%
Net margin, excluding other revenues	$170.4	$148.9	$413.7	$376.9	$21.5	14%	$36.8	10%

Net margin increased for the three months ended June 30, 2013, compared with the same period last year, due primarily to the following:

•	an increase of $11.3 million from new rates in Kansas, Oklahoma and Texas;

•	an increase of $5.6 million due to higher sales volumes primarily in Kansas and Oklahoma due to colder than normal weather in 2013, compared with warmer than normal weather in 2012; and

•	an increase of $3.0 million from higher transportation volumes, primarily due to higher demand from weather-sensitive customers in Kansas.

Net margin increased for the six months ended June 30, 2013, compared with the same period last year, due primarily to the following:

•	an increase of $21.4 million from new rates in all Kansas, Oklahoma and Texas;

•	an increase of $6.9 million due to higher sales volumes primarily in Oklahoma and Kansas due to colder than normal weather in 2013, compared with warmer than normal weather in 2012; and

•	an increase of $4.7 million from higher transportation volumes, primarily due to higher demand from weather-sensitive customers in Kansas.

Operating costs increased for the three months ended June 30, 2013, compared with the same period last year, due primarily to the following:

•	an increase of $5.5 million in employee-related expense, primarily due to increases in pension cost resulting from an annual change in the estimated discount rate;

•	an increase of $1.4 million in property taxes primarily in Kansas; offset partially by

•	a decrease of $4.9 million in share-based compensation costs from the decline in ONEOK’s share price in the first half of 2013; and

•	a decrease of $1.0 million in legal costs.

Operating costs increased for the six months ended June 30, 2013, compared with the same period last year, due primarily to the following:

•	an increase of $8.6 million in employee-related expense, primarily pension cost increases resulting from an annual change in the estimated discount rate;

•	an increase of $3.6 million in property taxes primarily in Kansas;

•	an increase of $1.1 million in bad debt expense; offset partially by

•	a decrease of $1.7 million in legal costs.

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

Capital expenditures decreased for the three and six months ended June 30, 2013, compared with the same periods last year, primarily as a result of the timing of pipeline replacements and a decrease in automated meter-reading investments.

Selected Operating Information - The following tables set forth certain selected information for the regulated operations of our Natural Gas Distribution segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Number of Customers	2013	2012	2013	2012
Residential	1,951,119	1,933,646	1,953,516	1,939,201
Commercial and industrial	155,776	154,234	156,685	155,689
Wholesale/public authority	2,761	2,750	2,762	2,726
Transportation	12,015	11,911	12,010	11,894
Total customers	2,121,671	2,102,541	2,124,973	2,109,510

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Volumes (MMcf)	2013	2012	2013	2012
Gas sales
Residential	16,366	9,021	71,592	58,718
Commercial and industrial	5,785	3,976	21,032	17,415
Wholesale/public authority	337	2,326	2,820	4,833
Total volumes sold	22,488	15,323	95,444	80,966
Transportation	49,801	45,842	108,511	103,375
Total volumes delivered	72,289	61,165	203,955	184,341

Residential and commercial volumes increased for the three and six months ended June 30, 2013, compared with the same periods last year, due primarily to colder temperatures in 2013; however, the impact on margins was mitigated largely by weather-normalization mechanisms.

Our Energy Services segment was the successful bidder to Oklahoma Natural Gas’ request for proposal for no-notice natural gas storage service resulting in Oklahoma Natural Gas taking the assignment of 18.0 Bcf of storage capacity from an affiliate, effective June 2013. The cost associated with the storage is recoverable through the Oklahoma Natural Gas purchased-gas adjustment clause.

Regulatory Initiatives - Oklahoma - In March 2013, Oklahoma Natural Gas filed a Performance-Based Rate Change (PBRC) application at the OCC seeking no modification to customers’ base rates. The filing includes a small adjustment to residential, commercial and industrial customers’ monthly charge for energy-efficiency program collections. This filing has been approved by the Administrative Law Judge, following a presentation of a joint stipulation and settlement agreement by all the parties to the filing. OCC approval is still pending.

In May 2011, the OCC approved a portfolio of conservation and energy-efficiency programs and authorized recovery of costs and performance incentives.  The agreement allows Oklahoma Natural Gas to pursue key energy-efficiency programs and to earn up to $1.5 million annually, if program objectives are achieved. In May 2013, the OCC approved the extension of the program to include the years 2014-2016, as well as adjustments to rebate amounts and targets that were requested by Oklahoma Natural Gas.

Texas - Texas Gas Service has made annual filings for interim rate relief under the Gas Reliability Infrastructure Program (GRIP) statute with the cities of Austin, Texas, and surrounding communities in February 2013 and with El Paso, Texas, in April 2013 for approximately $4.1 million and $4.9 million, respectively.  GRIP is a capital-recovery mechanism that allows for an interim rate adjustment providing recovery and a return on incremental capital investments made between rate cases. In May 2013, the City of Austin, Texas, approved the requested increase. In July 2013, the city of El Paso denied Texas Gas Service’s GRIP request, which we expect to appeal with the Railroad Commission of Texas.

In the normal course of business, we have filed rate cases and sought GRIP and cost-of-service adjustments in various other Texas jurisdictions to address investments in rate base and changes in expense. Annual rate increases totaling $3.1 million associated with these filings were approved in 2013.

Energy Services

Overview - In June 2013, we announced we will discontinue our Energy Services segment through an accelerated wind down process. Our Energy Services segment continues to face challenging industry conditions that show no signs of improving. Increased natural gas supply and infrastructure, coupled with lower natural gas price volatility have narrowed seasonal and location natural gas price differentials, resulting in limited opportunities to generate revenues to cover our fixed costs on contracted storage and transportation capacity. We executed agreements in June 2013 to release a significant portion of our nonaffiliated, third-party natural gas transportation and storage contracts to third parties effective July 1, 2013, at current market rates. In addition, pursuant to a request for proposal, our Energy Services segment assigned contracts for 18.0 Bcf of storage capacity leased from an affiliate to our Natural Gas Distribution segment effective June 2013. We expect the Energy Services segment to be classified as discontinued operations, effective March 31, 2014, when substantially all operations of the segment have ceased.

As a result of the accelerated wind down, we recorded a noncash charge totaling approximately $113.8 million, before taxes, in June 2013, which was recorded in cost of sales and fuel in our Consolidated Statements of Income. We also expect to record additional noncash charges of approximately $40 million, before taxes, between July 1, 2013, and March 31, 2014, subject to the release or assignment of the remaining natural gas transportation and storage contracts. We expect future cash expenditures associated with the released transportation and storage capacity from the wind down of our Energy Services segment to total approximately $100 million on an after-tax basis with approximately $15 million paid in 2013, $35 million in 2014, $25 million in 2015 and $25 million over the period 2016 through 2023.

During the wind down process, we will retain 24.0 Bcf of contracted natural gas storage capacity of which 20.5 will expire by March 31, 2014. We expect to release the remaining 3.5 Bcf of natural gas storage capacity effective April 1, 2014. We will utilize this capacity to serve our contracted premium services customers by providing natural gas supply and risk-management services for natural gas and electric utilities and industrial customers. We expect premium services volumes, revenues and cost of sales will decrease materially as we realign our business operations with the remaining contracted capacity. Our premium services include next-day and no-notice natural gas delivery services. Next-day services allow our customers to call on additional gas supply up to an amount agreed upon in a service contract and expect delivery the following day.  No-notice services allow customers to call on additional natural gas supply and expect immediate delivery.  We also provide weather-related protection and other custom solutions based on our customers’ specific needs.

Selected Financial Results - The following table sets forth certain selected financial results for our Energy Services segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2013 vs. 2012		2013 vs. 2012
Financial Results	2013	2012	2013	2012	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues	$410.9	$268.9	$958.5	$729.7	$142.0	53%	$228.8	31%
Cost of sales and fuel	548.7	279.3	1,095.6	755.6	269.4	96%	340.0	45%
Net margin	(137.8)	(10.4)	(137.1)	(25.9)	(127.4)	*	(111.2)	*
Operating costs	3.6	4.6	8.6	9.4	(1.0)	(22)%	(0.8)	(9)%
Depreciation and amortization	—	0.1	0.1	0.2	(0.1)	(100)%	(0.1)	(50)%
Goodwill impairment	—	—	—	10.3	—	—%	(10.3)	(100)%
Operating loss	$(141.4)	$(15.1)	$(145.8)	$(45.8)	$(126.3)	*	$(100.0)	*
* Percentage change is greater than 100 percent.

Segment wind down charges - During the second quarter 2013, we recorded approximately $113.8 million of noncash charges, related to the full release of a significant portion of our natural gas transportation and storage contracts to third parties.

Operating results - Revenues have increased for the three and six months ended June 30, 2013, compared with the same periods last year, due primarily to higher natural gas prices. Cost of sales and fuel have significantly increased for the three and six months ended June 30, 2013, compared with the same periods last year, due primarily to noncash charges incurred as a result of the full release of a significant portion of our natural gas transportation and storage contracts to third parties related to the accelerated wind down, and higher natural gas prices.

Excluding noncash charges related to the released capacity, net margin decreased by $13.6 million for the three months ended June 30, 2013, compared with the same period last year, primarily due to lower realized seasonal storage differentials and marketing margins, net of hedging activities.

Excluding noncash charges related to the released capacity, net margin increased by $2.6 million for the six months ended June 30, 2013, compared with the same period last year, primarily due to the following:

•
a net increase of $8.9 million in storage and marketing margins, net of hedging activities, due primarily to an increase related to the reclassification in the first quarter 2012 of deferred losses into earnings from accumulated other comprehensive income (loss) on certain financial contracts that were used to hedge forecasted purchases on natural gas in 2012, offset partially by decreases due to lower realized seasonal storage differentials and marketing margins, net of hedging activities; and

•	an increase of $1.4 million in transportation margins, due primarily to reduced contracted transportation capacity resulting in lower demand charges in the current year; offset partially by

•	a decrease of $5.1 million in premium-services margins, associated primarily with lower demand fees; and

•	a decrease of $2.7 million in financial trading margins.

We also recognized an expense of $10.3 million related to the impairment of our goodwill in the first quarter 2012.  Given the significant decline in natural gas prices and its effect on location and seasonal price differentials, we performed an interim impairment assessment in the first quarter 2012 that reduced our goodwill balance to zero.

Selected Operating Information - At June 30, 2013, our natural gas transportation capacity was 0.8 Bcf/d, of which 0.8 Bcf/d was contracted under long-term natural gas transportation contracts, compared with 1.1 Bcf/d of total capacity and 1.0 Bcf/d of long-term capacity at June 30, 2012.  On July 1, 2013, we released approximately 0.4 Bcf/d of transportation capacity, and the remaining 0.4 Bcf/d of transportation capacity will either be released or will expire by March 31, 2014.

Our natural gas in storage at June 30, 2013, was 18.2 Bcf, compared with 58.6 Bcf at June 30, 2012.  During the second quarter 2013, our total natural gas storage capacity decreased from 53.4 Bcf at March 31, 2013, to 34.1 Bcf at June 30, 2013, due primarily to 18.0 Bcf of natural gas storage assigned to our Natural Gas Distribution segment. At June 30, 2013, our natural gas storage capacity under lease had a maximum withdrawal capability of 1.2 Bcf/d and maximum injection capability of 0.6 Bcf/d.  On July 1, 2013, we released approximately 10.1 Bcf of storage capacity to third parties, and the remaining 24.0 Bcf of storage capacity will either be released or will expire by March 31, 2014.

CONTINGENCIES

Gas Index Pricing Litigation - As previously reported, ONEOK and its subsidiary, ONEOK Energy Services Company L.P. (OESC), along with several other energy companies, are defending multiple lawsuits arising from alleged market manipulation or false reporting of natural gas prices to natural gas-index publications. On April 10, 2013, the United States Court of Appeals for the Ninth Circuit reversed the summary judgments that had been granted in favor of ONEOK, OESC and other unaffiliated defendants in the following cases: Reorganized FLI, Learjet, Arandell, Heartland and NewPage. The Ninth Circuit also reversed the summary judgment that had been granted in favor of OESC on all state law claims asserted in the Sinclair case. The Ninth Circuit directed the removal of the cases back to the United States District Court for the District of Nevada for further proceedings. However, on June 12, 2013, the Ninth Circuit ordered the cases stayed in the Ninth Circuit until the final disposition of a Petition for Certiorari to the United States Supreme Court.

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

Other Legal Proceedings - We are a party to various other litigation matters and claims that have arisen in the normal course of our operations. While the results of these various other litigation matters and claims cannot be predicted with certainty, we believe the reasonably possible losses from such matters, individually and in the aggregate, are not material. Additionally, we believe the probable final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or cash flows. Additional information about legal proceedings is included under Part I, Item 3, Legal Proceedings, in our Annual Report.

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

ONEOK’s and ONEOK Partners’ ability to continue to access capital markets for debt and equity financing under reasonable terms depends on market conditions and ONEOK’s and ONEOK Partners’ respective financial condition and credit ratings.  We anticipate that our cash flow generated from operations, existing capital resources, ability to obtain financing and distributions from ONEOK Partners will enable us to maintain our current and planned level of operations and fund any share repurchases under our three-year, $750 million stock repurchase program.  Should ONEOK need additional funding, it would fund additional capital needs with short- and long-term debt. ONEOK Partners anticipates that its cash flow generated from operations, sales of common units and existing capital resources and ability to obtain financing will enable it to maintain its current and planned level of operations.  Additionally, ONEOK Partners expects to fund its future capital expenditures with short- and long-term debt, the issuance of equity and operating cash flows.

We expect future cash expenditures associated with the released transportation and storage capacity from the wind down of our Energy Services segment to total approximately $100 million on an after-tax basis with approximately $15 million paid in 2013, $35 million in 2014, $25 million in 2015 and $25 million over the period 2016 through 2023.

Capitalization Structure - The following table sets forth ONEOK’s capital structure, excluding the debt of ONEOK Partners, for the periods indicated:

	June 30,	December 31,
	2013	2012
Long-term debt	45%	45%
ONEOK shareholders’ equity	55%	55%
Debt (including notes payable)	50%	54%
ONEOK shareholders’ equity	50%	46%

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

The following table sets forth our consolidated capitalization structure at the dates indicated:

	June 30,	December 31,
	2013	2012
Long-term debt	61%	61%
Total equity	39%	39%
Debt (including notes payable)	64%	63%
Total equity	36%	37%

Stock Repurchase Program - Our three-year stock repurchase program was authorized by our Board of Directors in October 2010 to buy up to $750 million of our common stock, subject to the limitation that purchases will not exceed $300 million in any one calendar year.  Following our $150 million repurchase in September 2012 and our $300 million repurchase in 2011, an additional $300 million may yet be purchased pursuant to our three-year repurchase program, which expires at the end of 2013.

Short-term Liquidity - ONEOK’s principal sources of short-term liquidity consist of cash generated from operating activities, quarterly distributions from ONEOK Partners and the issuance of commercial paper.  ONEOK Partners’ principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from its equity-method investments and proceeds from its commercial paper program.  To the extent commercial paper is unavailable, ONEOK’s and ONEOK Partners’ respective revolving credit agreements may be utilized.

ONEOK Credit Agreement - The ONEOK Credit Agreement, which is scheduled to expire in March 2018, contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining ONEOK’s stand-alone debt-to-capital ratio of no more than 67.5 percent at the end of any calendar quarter, limitations on the ratio of indebtedness secured by liens and indebtedness of subsidiaries to consolidated net tangible assets, a requirement that ONEOK maintains the power to control the management and policies of ONEOK Partners, and a limit on new investments in master limited partnerships. The ONEOK Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, investments, fundamental changes in the nature of ONEOK’s businesses, transactions with affiliates, the use of proceeds and a covenant that limits ONEOK’s ability to restrict its subsidiaries’ ability to pay dividends.  The debt covenant calculations in the ONEOK Credit Agreement exclude the debt of ONEOK Partners.  In the event of a breach of certain covenants by ONEOK, amounts outstanding under the ONEOK Credit Agreement may become due and payable immediately. At June 30, 2013, ONEOK’s stand-alone debt-to-capital ratio, as defined by the ONEOK Credit Agreement, was 48.1 percent, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement.

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

The total amount of short-term borrowings authorized by ONEOK’s Board of Directors is $2.8 billion.  At June 30, 2013, ONEOK had $405.0 million of commercial paper outstanding, $1.9 million in letters of credit issued under the ONEOK Credit Agreement and approximately $27.5 million of cash and cash equivalents.  ONEOK had approximately $793.1 million of credit available at June 30, 2013, under the ONEOK Credit Agreement.  At June 30, 2013, ONEOK could have issued $2.6 billion of additional short- and long-term debt under the most restrictive provisions contained in its various borrowing agreements.

Effective March 28, 2013, we amended the ONEOK Credit Agreement to extend its maturity to March 28, 2018, from April 5, 2016, and reduce the facility fee and interest-rate margins for any borrowings after the amendment’s effective date.

ONEOK Partners Credit Agreement - The ONEOK Partners Credit Agreement contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will be increased to 5.5 to 1 for the quarter of the acquisition and the two following quarters.  Upon breach of certain covenants by ONEOK Partners in the ONEOK Partners Credit Agreement, amounts outstanding under the ONEOK Partners Credit Agreement, if any, may become due and payable immediately.  At June 30, 2013, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 3.6 to 1, and ONEOK Partners was in compliance with all covenants under the ONEOK Partners Credit Agreement.

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

The total amount of short-term borrowings authorized by the Board of Directors of ONEOK Partners GP, the general partner of ONEOK Partners, is $2.5 billion.  At June 30, 2013, ONEOK Partners had $429.0 million in commercial paper outstanding, no letters of credit issued, no borrowings outstanding under the ONEOK Partners Credit Agreement, approximately $6.2 million of cash and $771.0 million of credit available under the ONEOK Partners Credit Agreement.  At June 30, 2013, ONEOK Partners could have issued $2.0 billion of short- and long-term debt to meet its liquidity needs under the most restrictive provisions contained in its various borrowing agreements.

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

ONEOK Debt Issuance - In January 2012, we completed an underwritten public offering of $700 million, 4.25 percent senior notes due 2022.  The net proceeds from the offering, after deducting underwriting discounts and offering expenses, were approximately $694.3 million.

ONEOK Partners’ Debt Maturity - ONEOK Partners repaid its $350 million, 5.9 percent senior notes upon maturity in April 2012 with a portion of the proceeds from its March 2012 equity issuance.

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

During the three months ended March 31, 2013, ONEOK Partners sold common units through this program that resulted in net proceeds, including our contribution to maintain our 2 percent general partner interest in ONEOK Partners, of approximately $16.3 million. ONEOK Partners used the proceeds for general partnership purposes. As a result of these transactions, our aggregate ownership interest in ONEOK Partners decreased to 43.3 percent at June 30, 2013, from 43.4 percent at December 31, 2012. ONEOK Partners did not sell any common units in the second quarter 2013.

In March 2012, ONEOK Partners completed an underwritten public offering of 8.0 million common units at a public offering price of $59.27 per common unit, generating net proceeds of approximately $460 million.  ONEOK Partners also sold 8.0 million common units to us in a private placement, generating net proceeds of approximately $460 million.  In conjunction with the issuances, we contributed approximately $19 million in order to maintain our 2 percent general partner interest in ONEOK Partners.

Interest-rate Swaps - At June 30, 2013, and December 31, 2012, ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $400.0 million, which have settlement dates greater than 12 months.

Capital Expenditures - ONEOK’s and ONEOK Partners’ capital expenditures are financed typically through operating cash flows, short- and long-term debt and the issuance of equity.  Capital expenditures were $1.1 billion and $780.7 million for the six months ending June 30, 2013 and 2012, respectively.  Of these amounts, ONEOK Partners’ capital expenditures were $924.8 million and $636.2 million for the six months ended June 30, 2013 and 2012, respectively.  Capital expenditures increased for the three months ended June 30, 2013, compared with the same period last year, due primarily to the growth projects in ONEOK Partners’ natural gas gathering and processing and natural gas liquids businesses.

The following table sets forth our 2013 projected capital expenditures, excluding AFUDC:

2013 Projected Capital Expenditures
(Millions of dollars)
ONEOK Partners	$2,360
Natural Gas Distribution	286
Other	30
Total projected capital expenditures	$2,676

Credit Ratings - Our credit ratings are shown in the table below:

	ONEOK		ONEOK Partners
Rating Agency	Rating	Outlook	Rating	Outlook
Moody’s	Baa2	Negative	Baa2	Stable
S&P	BBB	Negative	BBB	Negative

ONEOK’s and ONEOK Partners’ commercial paper programs are each rated currently Prime-2 by Moody’s and A2 by S&P. ONEOK’s and ONEOK Partners’ credit ratings, which are investment grade, may be affected by a material change in financial ratios or a material event affecting the business.  On July 25, 2013, Moody’s and S&P announced they will review ONEOK’s ratings due to our announcement of the planned separation of our natural gas distribution business.  We expect that the credit rating agencies will assign ONEOK ratings in line with its general partner peers upon completion of the separation of the natural gas distribution business.  ONEOK anticipates receiving slightly lower credit ratings than it has currently following completion of the separation.  In addition, S&P affirmed ONEOK Partners current rating and revised its outlook on ONEOK Partners’ rating to negative due to its expectation that weak commodity prices, particularly NGL prices, could impact ONEOK Partners’ credit profile in 2014.

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

Our Energy Services segment relies upon the investment-grade rating of ONEOK’s senior unsecured long-term debt to reduce its collateral requirements.  Without investment-grade ratings, we may be required to fund margin requirements with our counterparties with cash, letters of credit or other negotiable instruments.

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

Commodity Prices - We are subject to commodity-price volatility.  Significant fluctuations in commodity prices will impact our overall liquidity due to the impact commodity-price changes have on our cash flows from operating activities, including the impact on working capital for NGLs and natural gas held in storage, margin requirements and certain energy-related receivables. We believe that ONEOK’s and ONEOK Partners’ available credit and cash and cash equivalents are adequate to meet liquidity requirements associated with commodity-price volatility.  See Note E of the Notes to Consolidated Financial Statements; the discussion under ONEOK Partners’ “Commodity-Price Risk” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Energy Services’ discussion under “Commodity-Price Risk” in Item 3, Quantitative and Qualitative Disclosures about Market Risk, for information on our hedging activities.

Pension and Postretirement Benefit Plans - Information about our pension and postretirement benefits plans, including anticipated contributions, is included under Note N of the Notes to Consolidated Financial Statements in our Annual Report. See Note K of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

CASH FLOW ANALYSIS

We use the indirect method to prepare our Consolidated Statements of Cash Flows.  Under this method, we reconcile net income to cash flows provided by operating activities by adjusting net income for those items that impact net income but may not result in actual cash receipts or payments during the period.

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Six Months Ended		2013 vs. 2012
	June 30,		Increase (Decrease)
	2013	2012
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$788.3	$652.6	$135.7
Investing activities	(1,043.6)	(738.4)	(305.2)
Financing activities	(294.6)	125.9	(420.5)
Change in cash and cash equivalents	(549.9)	40.1	(590.0)
Change in cash and cash equivalents included in discontinued operations	—	8.8	(8.8)
Change in cash and cash equivalents from continuing operations	(549.9)	48.9	(598.8)
Cash and cash equivalents at beginning of period	583.6	66.0	517.6
Cash and cash equivalents at end of period	$33.7	$114.9	$(81.2)

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

Cash flows from operating activities, before changes in operating assets and liabilities, were approximately $609.1 million for the six months ended June 30, 2013, compared with $705.9 million for the same period in 2012.  The decrease was due primarily to changes in net margin and operating expenses as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities in operating cash flows were approximately $179.2 million for the six months ended June 30, 2013, compared with $53.3 million for the same period in 2012.  The increase was due primarily to the settlement of interest-rate swaps associated with ONEOK’s $700 million debt issuance in January 2012. The change was also impacted by the collection and payment of trade receivables and payables, resulting from the timing of cash collections from customers and paid to vendors and suppliers, which vary from period to period.

Investing Cash Flows - The change in cash flows from investing activities for the six months ended June 30, 2013, compared with the same period in 2012, reflects increased capital expenditures due primarily to ONEOK Partners’ growth projects.

Financing Cash Flows - The change in cash flows from financing activities is the result of ONEOK’s January 2012 debt issuance and ONEOK Partners’ March 2012 equity issuances, as well as increased distributions from ONEOK Partners to noncontrolling interests and increased dividends in 2013, compared with the same period last year. Financing cash flows also reflect a slightly lower repayment of notes payable.

REGULATORY

Financial Markets Legislation - The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets. The CFTC has issued final regulations for most of the provisions of the Dodd-Frank Act, and we have implemented measures to comply with the regulations that are applicable to our businesses. We expect to be able to continue to participate in financial markets for hedging certain risks inherent in our business, including commodity-price and interest-rate risks; however, the capital requirements and costs of hedging may increase as a result of the regulations. We will also incur additional costs associated with our compliance with the new regulations and additional record keeping, reporting and disclosure obligations; however, we do not believe the costs will be material. These requirements could affect adversely market liquidity and pricing of derivative contracts, making it more difficult to execute our risk-management strategies in the future. Also, the anticipated increased costs of compliance by dealers and counterparties likely will be passed on to customers, which could decrease the benefits of hedging to us and could reduce our profitability and liquidity.

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

On June 25, 2013, the Executive Office of the President of the United States issued the President’s Climate Action Plan, which includes, among other things, plans for further regulatory actions to reduce carbon emissions from various sources. The impact of any such regulatory actions on our facilities and operations is unknown. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a significant impact on our business, financial position, results of operations and cash flows.

Additional information about our environmental matters is included in Note N of the Notes to Consolidated Financial Statements in this Quarterly Report.

Pipeline Safety - We are subject to PHMSA regulations, including integrity-management regulations.  The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas.  In January 2012, The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 was signed into law.  The law increased maximum penalties for violating federal pipeline safety regulations and directs the DOT and Secretary of Transportation to conduct further review or studies on issues that may or may not be material to us. These issues include but are not limited to the following:

•	an evaluation on whether hazardous natural gas liquids and natural gas pipeline integrity-management requirements should be expanded beyond current high-consequence areas;

•	a review of all natural gas and hazardous natural gas liquids gathering pipeline exemptions;

•	a verification of records for pipelines in class 3 and 4 locations and high-consequence areas to confirm maximum allowable operating pressures; and

•	a requirement to test previously untested pipelines operating above 30 percent yield strength in high-consequence areas.

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

Our 2012 total reported emissions were approximately 64.9 million metric tons of carbon dioxide equivalents. This total includes direct emissions from the combustion of fuel in our equipment, such as compressor engines and heaters, as well as carbon dioxide equivalents from natural gas and NGL products delivered to customers and produced, as if all such fuel and NGL products were combusted. The additional cost to gather and report this emissions data did not have, and we do not expect it to have, a material impact on our results of operations, financial position or cash flows.  In addition, Congress has considered, and may consider in the future, legislation to reduce greenhouse gas emissions, including carbon dioxide and methane. Likewise, the EPA may institute additional regulatory rulemaking associated with greenhouse gas emissions. At this time, no rule or legislation has been enacted that assesses any costs, fees or expenses on any of these emissions.

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

The EPA’s rule on air-quality standards, titled RICE NESHAP, initially included a compliance date in 2013.  Subsequent industry appeals and settlements with the EPA have extended timelines for compliance associated with the final RICE NESHAP rule. While the rule could require capital expenditures for the purchase and installation of new emissions-control equipment, we do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

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

CERCLA - The federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also commonly known as Superfund, imposes strict, joint and several liability, without regard to fault or the legality of the original act, on certain classes of “persons” (defined under CERCLA) who caused and/or contributed to the release of a hazardous substance into the environment.  These persons include, but are not limited to, the owner or operator of a facility where the release occurred and/or companies that disposed or arranged for the disposal of the hazardous substances found at the facility. Under CERCLA, these persons may be liable for the costs of cleaning up the hazardous substances released into the environment, damages to natural resources and the costs of certain health studies. We do not expect our responsibilities under CERCLA will have a material impact on our results of operations, financial position or cash flows.

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

COMMODITY-PRICE RISK

See Note E of the Notes to Consolidated Financial Statements and the discussion under ONEOK Partners’ “Commodity-Price Risk” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Quarterly Report for information on our hedging activities.

Energy Services

In June 2013, we announced we will discontinue our Energy Services segment through an accelerated wind down process. See Note B of the Notes to Consolidated Financial Statements and the discussion under Energy Services in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Quarterly Report for information on the impact of the wind down activities on the Energy Services operations. As the operations of the Energy Services segment wind down, we expect our exposure to commodity price risk, seasonal and location-price risk and price volatility to decrease.

Fair Value Component of the Energy Marketing and Risk-Management Assets and Liabilities - The following table sets forth the fair value component of the energy marketing and risk-management assets and liabilities, excluding $12.8 million and $27.4 million of net assets at June 30, 2013, and December 31, 2012, respectively, from derivative instruments designated as either fair value or cash flow hedges for the periods indicated:

Fair Value Component of Energy Marketing and Risk-Management Assets and Liabilities
(Thousands of dollars)
Net fair value of derivatives outstanding at December 31, 2012	$5,033
Derivatives reclassified or otherwise settled during the period	603
Fair value of new derivatives entered into during the period	(1,160)
Other changes in fair value	(3,322)
Net fair value of derivatives outstanding at June 30, 2013 (a)	$1,154
(a) - The maturities of derivatives are based on injection and withdrawal periods from April through March, which is consistent with our business strategy. The maturities are as follows: $2.0 million in gains maturing through March 2014 and $0.9 million in losses maturing through March 2016.

The change in the net fair value of derivatives outstanding includes the effect of settled energy contracts and current period changes resulting primarily from newly originated transactions and the impact of market movements on the fair value of energy marketing and risk-management assets and liabilities.

For further discussion of fair value measurements and derivative instruments, see the “Estimates and Critical Accounting Policies” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report.  Also, see Notes D and E of the Notes to Consolidated Financial Statements in this Quarterly Report.

Value-at-Risk (VAR) Disclosure of Commodity-Price Risk - The potential impact on our future earnings, as measured by VAR, was $1.2 million and $3.2 million at June 30, 2013 and 2012, respectively.  The following table sets forth the average, high and low VAR calculations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Value-at-Risk	2013	2012	2013	2012
	(Millions of dollars)
Average	$1.4	$2.9	$1.6	$2.7
High	$2.7	$4.0	$2.7	$4.0
Low	$0.6	$1.8	$0.6	$1.8

Our VAR calculation includes derivatives, executory storage and transportation agreements and their related hedges.  The variations in the VAR data are reflective of market volatility and changes in our portfolio during the year.  The decrease in average VAR for June 30, 2013, compared with June 30, 2012, was due primarily to a decrease in total transportation capacity over the five-year period that VAR is calculated.

To the extent open commodity positions exist, fluctuating commodity prices can impact our financial results and financial position either favorably or unfavorably.  As a result, we cannot predict with precision the impact risk-management decisions may have on our business, operating results or financial position.

INTEREST-RATE RISK

We are subject to the risk of interest-rate fluctuation in the normal course of business.  We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and, at times, interest-rate swaps.  At June 30, 2013, the interest rate on all of ONEOK’s and ONEOK Partners’ long-term debt was fixed, and ONEOK Partners had forward-starting interest-rate swaps that have been designated as cash flow hedges of the variability of interest payments on a portion of a forecasted debt issuance that may result from changes in the benchmark interest rate before the debt is issued. Future issuances of long-term debt could be impacted by recent increases in interest rates, which could result in higher interest costs.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the second quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information about our legal proceedings is provided in Note N, “Gas Index Pricing Litigation,” of the Notes to Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report. Additional information about our legal proceedings is included under Part 1, Item 3, Legal Proceedings, in our Annual Report.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information relating to our purchases of our common stock for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number(or Approximate Dollar Value) of Shares (or Units) that May Be Purchased Under the Plans or Programs
April 1-30, 2013	—	$—	—
May 1-31, 2013	—	$—	—
June 1-30, 2013	—	$—	—
Total	—	$—	—	$300,000,000	(a)
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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents:  (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iv) Consolidated Balance Sheets at June 30, 2013, and December 31, 2012; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; (vi) Consolidated Statement of Changes in Equity for the six months ended June 30, 2013; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: July 31, 2013	By:	/s/ Derek S. Reiners
Derek S. Reiners
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)