Form 10-Q
period 2013-09-30
ONEOK INC /NEW/
filed 2013-11-06
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013.
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
Yes __ No X

On October 29, 2013, the Company had 206,286,720 shares of common stock outstanding.

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

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2012
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
Bighorn Gas Gathering	Bighorn Gas Gathering, L.L.C.
CFTC	Commodities Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act Amendments of 1972, as amended
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOT	United States Department of Transportation
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
LDCs	Local distribution companies
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
MMBbl	Million barrels
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf	Million cubic feet
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Act	Natural Gas Act of 1938, as amended
Natural Gas Policy Act	Natural Gas Policy Act of 1978, as amended
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NGL(s)	Natural gas liquid(s)
Northern Border Pipeline	Northern Border Pipeline Company
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONEOK	ONEOK, Inc.
ONEOK Credit Agreement	ONEOK’s $1.2 billion revolving credit agreement dated April 5, 2011, as amended
ONEOK Partners	ONEOK Partners, L.P.
ONEOK Partners Credit Agreement	ONEOK Partners’ $1.2 billion revolving credit agreement dated August 1, 2011, as amended

ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and the sole general partner of ONEOK Partners
OPIS	Oil Price Information Service
Overland Pass Pipeline Company	Overland Pass Pipeline Company LLC
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Viking Gas Transmission	Viking Gas Transmission Company
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2013	2012	2013	2012
	(Thousands of dollars, except per share amounts)
Revenues	$3,571,925	$3,028,775	$10,462,606	$8,972,635
Cost of sales and fuel	3,010,737	2,474,803	8,824,577	7,226,114
Net margin	561,188	553,972	1,638,029	1,746,521
Operating expenses
Operations and maintenance	209,019	206,048	635,915	603,055
Depreciation and amortization	94,267	81,434	276,343	249,429
Goodwill impairment	—	—	—	10,255
General taxes	27,843	23,157	94,000	81,471
Total operating expenses	331,129	310,639	1,006,258	944,210
Gain (loss) on sale of assets	22	(420)	342	603
Operating income	230,081	242,913	632,113	802,914
Equity earnings from investments (Note L)	27,468	28,591	79,744	92,380
Allowance for equity funds used during construction	6,429	3,302	21,172	6,126
Other income	6,154	5,049	16,652	11,495
Other expense	(1,077)	(919)	(4,479)	(3,990)
Interest expense (net of capitalized interest of $14,704, $11,802, $39,203 and $30,521, respectively)	(81,908)	(71,364)	(244,076)	(218,714)
Income before income taxes	187,147	207,572	501,126	690,211
Income taxes	(39,449)	(42,584)	(108,228)	(156,835)
Income from continuing operations	147,698	164,988	392,898	533,376
Income from discontinued operations, net of tax (Note C)	—	—	—	762
Gain on sale of discontinued operations, net of tax (Note C)	—	—	—	13,517
Net income	147,698	164,988	392,898	547,655
Less: Net income attributable to noncontrolling interests	85,342	99,769	217,102	298,578
Net income attributable to ONEOK	$62,356	$65,219	$175,796	$249,077
Amounts attributable to ONEOK:
Income from continuing operations	$62,356	$65,219	$175,796	$234,798
Income from discontinued operations	—	—	—	14,279
Net income	$62,356	$65,219	$175,796	$249,077
Basic earnings per share:
Income from continuing operations (Note J)	$0.30	$0.32	$0.85	$1.14
Income from discontinued operations	—	—	—	0.07
Net income	$0.30	$0.32	$0.85	$1.21
Diluted earnings per share:
Income from continuing operations (Note J)	$0.30	$0.31	$0.84	$1.11
Income from discontinued operations	—	—	—	0.07
Net income	$0.30	$0.31	$0.84	$1.18
Average shares (thousands)
Basic	206,235	205,005	205,952	206,638
Diluted	209,893	209,960	209,408	211,198
Dividends declared per share of common stock	$0.38	$0.33	$1.10	$0.94
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2013	2012	2013	2012
	(Thousands of dollars)
Net income	$147,698	$164,988	$392,898	$547,655
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on energy marketing and risk-management assets/liabilities, net of tax of $(467), $12,244, $(10,349) and $(2,146), respectively	(2,542)	(30,383)	37,095	4,520
Realized (gains) losses in net income, net of tax of $333, $6,143, $(1,748) and $12,954 respectively	789	(20,973)	4,694	(44,675)
Unrealized holding gains (losses) on available-for-sale securities, net of tax of $277, $(57), $147 and $(132), respectively	(440)	90	(234)	210
Change in pension and postretirement benefit plan liability, net of tax of $4,603, $3,644, $13,651 and $10,932, respectively	(7,293)	(5,778)	(21,637)	(17,330)
Total other comprehensive income (loss), net of tax	(9,486)	(57,044)	19,918	(57,275)
Comprehensive income	138,212	107,944	412,816	490,380
Less: Comprehensive income attributable to noncontrolling interests	83,378	77,561	239,714	275,658
Comprehensive income attributable to ONEOK	$54,834	$30,383	$173,102	$214,722
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Unaudited)	2013	2012
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$779,524	$583,618
Accounts receivable, net	1,166,994	1,349,371
Gas and natural gas liquids in storage	664,213	517,014
Commodity imbalances	94,404	90,211
Energy marketing and risk-management assets (Notes D and E)	16,437	48,577
Other current assets	160,452	175,869
Total current assets	2,882,024	2,764,660
Property, plant and equipment
Property, plant and equipment	14,944,162	13,088,991
Accumulated depreciation and amortization	3,173,366	2,974,651
Net property, plant and equipment	11,770,796	10,114,340
Investments and other assets
Investments in unconsolidated affiliates (Note L)	1,201,873	1,221,405
Goodwill and intangible assets	990,456	996,206
Other assets	765,194	758,664
Total investments and other assets	2,957,523	2,976,275
Total assets	$17,610,343	$15,855,275
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)
	September 30,	December 31,
(Unaudited)	2013	2012
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt	$10,656	$10,855
Notes payable (Note F)	562,329	817,170
Accounts payable	1,382,785	1,333,489
Commodity imbalances	227,355	272,436
Energy marketing and risk-management liabilities (Notes D and E)	5,530	9,990
Other current liabilities	433,055	369,054
Total current liabilities	2,621,710	2,812,994
Long-term debt, excluding current maturities (Note G)	7,757,159	6,515,372
Deferred credits and other liabilities
Deferred income taxes	1,776,949	1,592,802
Other deferred credits	763,879	701,657
Total deferred credits and other liabilities	2,540,828	2,294,459
Commitments and contingencies (Note N)
Equity (Note H)
ONEOK shareholders’ equity:
Common stock, $0.01 par value: authorized 600,000,000 shares; issued 245,811,180 shares and outstanding 206,273,200 shares at September 30, 2013; issued 245,811,180 shares and outstanding 204,935,043 shares at December 31, 2012	2,458	2,458
Paid-in capital	1,404,086	1,324,698
Accumulated other comprehensive loss (Note I)	(219,492)	(216,798)
Retained earnings	2,008,471	2,059,024
Treasury stock, at cost: 39,537,980 shares at September 30, 2013, and 40,876,137 shares at December 31, 2012	(1,005,829)	(1,039,773)
Total ONEOK shareholders’ equity	2,189,694	2,129,609
Noncontrolling interests in consolidated subsidiaries	2,500,952	2,102,841
Total equity	4,690,646	4,232,450
Total liabilities and equity	$17,610,343	$15,855,275
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
(Unaudited)	2013	2012
	(Thousands of dollars)
Operating activities
Net income	$392,898	$547,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	276,343	249,437
Charges attributable to exit activities, net of settlements	124,610	—
Impairment of goodwill	—	10,255
Gain on sale of discontinued operations	—	(13,517)
Reclassified loss on energy price risk-management assets and liabilities	—	29,861
Equity earnings from investments	(79,744)	(92,380)
Distributions received from unconsolidated affiliates	79,022	92,996
Deferred income taxes	107,575	170,657
Share-based compensation expense	27,634	35,970
Allowance for equity funds used during construction	(21,172)	(6,126)
Gain on sale of assets	(342)	(603)
Other	(4,047)	(1,770)
Changes in assets and liabilities:
Accounts receivable	182,377	350,350
Gas and natural gas liquids in storage	(147,199)	(94,362)
Accounts payable	82,743	(156,483)
Commodity imbalances, net	(49,274)	17,310
Energy marketing and risk-management assets and liabilities	(15,574)	(205,008)
Other assets and liabilities, net	65,696	(171,383)
Cash provided by operating activities	1,021,546	762,859
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(1,597,820)	(1,238,908)
Acquisition	(304,889)	—
Proceeds from sale of discontinued operations, net of cash sold	—	32,946
Contributions to unconsolidated affiliates	(4,558)	(21,284)
Distributions received from unconsolidated affiliates	24,891	25,756
Proceeds from sale of assets	1,685	1,918
Other	—	988
Cash used in investing activities	(1,880,691)	(1,198,584)
Financing activities
Borrowing of notes payable, net	(254,841)	(165,235)
Issuance of debt, net of discounts	1,247,822	1,994,693
Long-term debt financing costs	(10,217)	(15,030)
Repayment of debt	(5,802)	(359,251)
Repurchase of common stock	—	(150,000)
Issuance of common stock	8,538	7,068
Issuance of common units, net of issuance costs	569,246	459,680
Dividends paid	(226,349)	(194,443)
Distributions to noncontrolling interests	(273,346)	(237,744)
Cash provided by financing activities	1,055,051	1,339,738
Change in cash and cash equivalents	195,906	904,013
Change in cash and cash equivalents included in discontinued operations	—	8,859
Change in cash and cash equivalents from continuing operations	195,906	912,872
Cash and cash equivalents at beginning of period	583,618	65,953
Cash and cash equivalents at end of period	$779,524	$978,825
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ONEOK Shareholders’ Equity
(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)
	(Shares)	(Thousands of dollars)
January 1, 2013	245,811,180	$2,458	$1,324,698	$(216,798)
Net income	—	—	—	—
Other comprehensive income (loss)	—	—	—	(2,694)
Common stock issued	—	—	(22,052)	—
Common stock dividends - $1.10 per share	—	—	—	—
Issuance of common units of ONEOK Partners	—	—	84,458	—
Distributions to noncontrolling interests	—	—	—	—
Other	—	—	16,982	—
September 30, 2013	245,811,180	$2,458	$1,404,086	$(219,492)
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Continued)
	ONEOK Shareholders’ Equity
(Unaudited)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2013	$2,059,024	$(1,039,773)	$2,102,841	$4,232,450
Net income	175,796	—	217,102	392,898
Other comprehensive income (loss)	—	—	22,612	19,918
Common stock issued	—	33,944	—	11,892
Common stock dividends - $1.10 per share	(226,349)	—	—	(226,349)
Issuance of common units of ONEOK Partners	—	—	431,743	516,201
Distributions to noncontrolling interests	—	—	(273,346)	(273,346)
Other	—	—	—	16,982
September 30, 2013	$2,008,471	$(1,005,829)	$2,500,952	$4,690,646

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented.  All such adjustments are of a normal recurring nature. The 2012 year-end consolidated balance sheet data was derived from our audited financial statements but does not include all disclosures required by GAAP.  These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements in our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for a 12-month period.

On July 25, 2013, we announced that our Board of Directors unanimously authorized management to pursue a plan to separate our natural gas distribution business into a standalone publicly traded company. The natural gas distribution company, named ONE Gas will consist of ONEOK’s Natural Gas Distribution segment that includes Kansas Gas Service, Oklahoma Natural Gas and Texas Gas Service.

ONEOK and its subsidiaries will continue to be the sole general partner and own limited partner units of ONEOK Partners (NYSE: OKS), which represented a 41.3 percent interest in ONEOK Partners at September 30, 2013, and operate our Energy Services segment through the completion of the wind down process.  Under the separation plan, ONEOK shareholders will retain their current shares of ONEOK stock and receive a pro-rata dividend of shares of stock in ONE Gas in a transaction that is expected to be tax-free to ONEOK and its shareholders. The plan provides for the completion of the separation after the receipt of regulatory approvals. On October 1, 2013, ONE Gas filed a registration statement on Form 10 with the SEC. Our Board of Directors retains the discretion to determine whether and when to complete the separation.

Our significant accounting policies are consistent with those disclosed in Note A of the Notes to Consolidated Financial Statements in our Annual Report.

Recently Issued Accounting Standards Update - In July 2013, the FASB issued ASU 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes,” which allows an entity to designate the Fed Funds Effective Swap rate (also known as the Overnight Index Swap rate, or OIS rate, in the United States) as a benchmark interest rate for hedge accounting purposes in addition to the interest rates on direct Treasury obligations of the United States government and LIBOR. In addition, this guidance removes the restriction on using different benchmark interest rates for similar hedges. This guidance is effective prospectively for qualifying new or redesigned hedging relationships entered into on or after July 17, 2013. We adopted this guidance with our September 30, 2013, Quarterly Report, and it did not impact materially our financial position or results of operations. See Notes D and E for additional disclosures.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires presentation in a single location, either in a single note or parenthetically on the face of the financial statements, of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source. This guidance is effective for our interim and annual periods beginning on January 1, 2013, and is applied prospectively. We adopted this guidance with our March 31, 2013, Quarterly Report, and it did not impact our financial position or results of operations. See Note I for additional disclosures.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which increases disclosures about offsetting assets and liabilities. In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging. New disclosures are required to enable users of financial statements to understand significant quantitative differences in balance sheets prepared under GAAP and International Financial Reporting Standards related to the offsetting of financial instruments, including derivatives. The existing GAAP guidance allowing balance sheet offsetting remains unchanged. This guidance is effective for interim and annual periods beginning on January 1, 2013, and is applied retrospectively for all comparative periods presented. We adopted this guidance beginning with our March 31, 2013, Quarterly Report, and it did not impact our financial position or results of operations. See Note D for additional disclosures.

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

Impairment of Goodwill and Indefinite-lived Intangible Assets - We assess our goodwill and indefinite-lived intangible assets for impairment at least annually as of July 1. At July 1, 2013, we assessed qualitative factors to determine whether it was more likely than not that the fair value of each of our reporting units was less than its carrying amount and to determine whether it was more likely than not that the indefinite-lived intangible asset was impaired.  After assessing qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance), we determined that no further testing was necessary.

B.	EXIT ACTIVITIES

In June 2013, we announced we would exit the operations of our Energy Services segment through an accelerated wind down process. Our Energy Services segment faced challenging industry conditions that showed no signs of improving. Increased natural gas supply and infrastructure, coupled with lower natural gas price volatility, narrowed seasonal and location natural gas price differentials, which resulted in limited opportunities to generate revenues to cover our fixed costs on our contracted storage and transportation capacity. We executed agreements in 2013 to release a significant portion of our nonaffiliated, third-party natural gas transportation and storage contracts to third parties effective July 1 and September 1, 2013, at current market rates that resulted in noncash charges totaling $130.2 million. In addition, pursuant to a request for proposal, our Energy Services segment assigned contracts for 18.0 Bcf of affiliated storage capacity to our Natural Gas Distribution segment in June 2013. Our Energy Services segment will continue to serve its contracted premium-services customers during the wind down, and we expect the Energy Services segment to be classified as discontinued operations, effective April 1, 2014, when substantially all operations of the segment have ceased.

The following table summarizes the change in our liability related to released capacity contracts for the period indicated:

Three Months Ended
September 30, 2013
(Millions of dollars)
Beginning balance	$113.8
Noncash charges	16.4
Settlements	(6.2)
Accretion	0.6
Ending balance	$124.6

We recorded these noncash charges in cost of sales and fuel in our Consolidated Statements of Income. We expect to record additional noncash charges of approximately $12 million before taxes between October 1, 2013, and March 31, 2014, subject to the release or assignment of the additional natural gas transportation, storage and other energy contracts. We do not expect the total charge attributable to any severance benefits will be material. We expect future cash payments associated with released transportation and storage capacity from the wind down of our Energy Services segment to total approximately $89 million on an after-tax basis with approximately $8 million paid in the fourth quarter 2013, $33 million in 2014, $24 million in 2015 and $24 million over the period 2016 through 2023.

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

	September 30, 2013
	Level 1	Level 2	Level 3	Total - Gross	Netting	Total - Net
	(Thousands of dollars)
Assets
Derivatives (a)
Commodity contracts
Financial contracts	$50,965	$1,790	$8,707	$61,462	$(46,938)	$14,524
Physical contracts	—	1,122	3,205	4,327	(541)	3,786
Interest-rate contracts	—	43,614	—	43,614	—	43,614
Total derivatives	50,965	46,526	11,912	109,403	(47,479)	61,924
Trading securities (b)	10,193	—	—	10,193	—	10,193
Available-for-sale investment securities (c)	1,478	—	—	1,478	—	1,478
Total assets	$62,636	$46,526	$11,912	$121,074	$(47,479)	$73,595
Liabilities
Derivatives (a)
Commodity contracts
Financial contracts	$(26,355)	$(1,207)	$(7,679)	$(35,241)	$32,981	$(2,260)
Physical contracts	—	(267)	(3,571)	(3,838)	541	(3,297)
Total derivatives	(26,355)	(1,474)	(11,250)	(39,079)	33,522	(5,557)
Fair value of firm commitments (d)	—	—	(144)	(144)	—	(144)
Total liabilities	$(26,355)	$(1,474)	$(11,394)	$(39,223)	$33,522	$(5,701)
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheets as energy marketing and risk-management assets and liabilities, other assets and other deferred credits on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us.  At September 30, 2013, we held $14.0 million of cash collateral and posted no cash collateral with various counterparties.
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

The following tables set forth the reconciliation of our Level 3 fair value measurements for the periods indicated:

	Derivative Assets (Liabilities)	Fair Value of Firm Commitments	Total
	(Thousands of dollars)
July 1, 2013	$8,015	$—	$8,015
Total realized/unrealized gains (losses):
Included in earnings (a)	(215)	(144)	(359)
Included in other comprehensive income (loss)	(7,162)	—	(7,162)
Transfers into Level 3	24	—	24
September 30, 2013	$662	$(144)	$518
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2013 (a)	$367	$(42)	$325
(a) - Reported in revenues and cost of sales and fuel in our Consolidated Statements of Income.

	Derivative Assets (Liabilities)	Fair Value of Firm Commitments	Total
	(Thousands of dollars)
July 1, 2012	$37,745	$(4,250)	$33,495
Total realized/unrealized gains (losses):
Included in earnings (a)	(4,366)	2,083	(2,283)
Included in other comprehensive income (loss)	(20,295)	—	(20,295)
Transfers into Level 3	385	—	385
Transfers out of Level 3	685	—	685
September 30, 2012	$14,154	$(2,167)	$11,987
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2012 (a)	$51	$205	$256
(a) - Reported in revenues and cost of sales and fuel in our Consolidated Statements of Income.

	Derivative Assets (Liabilities)	Fair Value of Firm Commitments	Total
	(Thousands of dollars)
January 1, 2013	$1,683	$(1,280)	$403
Total realized/unrealized gains (losses):
Included in earnings (a)	(4,343)	1,136	(3,207)
Included in other comprehensive income (loss)	3,487	—	3,487
Transfers out of Level 3	(165)	—	(165)
September 30, 2013	$662	$(144)	$518
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2013 (a)	$(760)	$21	$(739)
(a) - Reported in revenues and cost of sales and fuel in our Consolidated Statements of Income.

	Derivative Assets (Liabilities)	Fair Value of Firm Commitments	Total
	(Thousands of dollars)
January 1, 2012	$25,104	$(7,283)	$17,821
Total realized/unrealized gains (losses):
Included in earnings (a)	(13,153)	5,116	(8,037)
Included in other comprehensive income (loss)	6,384	—	6,384
Sale of discontinued operations	(3,636)	—	(3,636)
Transfers out of Level 3	(545)	—	(545)
September 30, 2012	$14,154	$(2,167)	$11,987
Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2012 (a)	$352	$(296)	$56
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

Our Level 3 fair value measurements based on unobservable inputs, excluding the portion of our fair value measurements based on third-party pricing information without adjustment, are not material at September 30, 2013.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $8.1 billion at September 30, 2013, and $7.5 billion at December 31, 2012.  The book value of long-term debt, including current maturities, was $7.8 billion at September 30, 2013, and $6.5 billion at December 31, 2012.  The estimated fair value of the aggregate of ONEOK’s and ONEOK Partners’ senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities.  The estimated fair value of our consolidated long-term debt is classified as Level 2.

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

ONEOK Partners has forward-starting interest-rate swaps designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. At September 30, 2013, and December 31, 2012, ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $400 million.

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

Fair Values of Derivative Instruments - The following table sets forth the fair values of our derivative instruments for our continuing and discontinued operations for the periods indicated:

	September 30, 2013			December 31, 2012
	Fair Values of Derivatives (a)			Fair Values of Derivatives (a)
	Assets		(Liabilities)	Assets		(Liabilities)
	(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	$33,216	(b)	$(4,554)	$47,516	(c)	$(4,885)
Physical contracts	351		(2,711)	56		(126)
Interest-rate contracts	43,614		—	10,923		—
Total derivatives designated as hedging instruments	77,181		(7,265)	58,495		(5,011)
Derivatives not designated as hedging instruments
Commodity contracts
Nontrading instruments
Financial contracts	12,260		(15,018)	24,970		(25,009)
Physical contracts	3,976		(1,127)	4,059		(153)
Trading instruments
Financial contracts	15,986		(15,669)	15,358		(14,192)
Total derivatives not designated as hedging instruments	32,222		(31,814)	44,387		(39,354)
Total derivatives	$109,403		$(39,079)	$102,882		$(44,365)
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

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for periods indicated:

		September 30, 2013		December 31, 2012
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures, forwards and swaps	—	(72.4)	—	(85.1)
- Crude oil and NGLs (MMbbl)	Futures, forwards and swaps	—	(2.3)	—	(1.1)
Basis
- Natural gas (Bcf)	Futures, forwards and swaps	—	(58.0)	—	(56.3)
Interest-rate contracts (Millions of dollars)	Forward-starting swaps	$400.0	$—	$400.0	$—

Fair value hedges
Basis
- Natural gas (Bcf)	Futures, forwards and swaps	5.8	(5.8)	59.1	(59.1)

Derivatives not designated as hedging instruments:
Fixed price
- Natural gas (Bcf)	Futures, forwards and swaps	53.0	(53.1)	60.7	(60.4)
	Options	—	—	102.1	(100.8)
Basis
- Natural gas (Bcf)	Futures, forwards and swaps	105.9	(105.7)	80.2	(81.7)
Index
- Natural gas (Bcf)	Futures, forwards and swaps	8.2	(4.8)	20.3	(22.3)

These notional amounts are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and consequently do not reflect our actual exposure to market or credit risk.

Cash Flow Hedges - Our Energy Services and ONEOK Partners segments use derivative instruments to hedge the cash flows associated with anticipated purchases and sales of natural gas, NGLs and condensate and cost of fuel used in the transportation of natural gas.  Accumulated other comprehensive income (loss) at September 30, 2013, includes gains of approximately $5.6 million, net of tax, related to these hedges that will be recognized within the next 27 months as the forecasted transactions affect earnings.  If prices remain at current levels, we will recognize $3.6 million in net gains over the next 12 months and net gains of $2.0 million thereafter.  The amount deferred in accumulated other comprehensive income (loss) attributable to our settled interest-rate swaps is a loss of $50.9 million, net of tax, which will be recognized over the life of the long-term, fixed-rate debt. We expect that losses of $5.3 million will be reclassified into earnings during the next 12 months as the hedged items affect earnings. The remaining amounts in accumulated other comprehensive income (loss) are attributable primarily to ONEOK Partners’ forward-starting interest-rate swaps with settlement dates greater than 12 months, which will be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of ONEOK Partners debt.

For the nine months ended September 30, 2013, cost of sales and fuel in our Consolidated Statements of Income includes $10.1 million reflecting an adjustment to natural gas inventory at the lower of cost or market value. We reclassified $8.0 million of deferred gains, before income taxes, on associated cash flow hedges from accumulated other comprehensive income (loss) into earnings.

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

The following table sets forth the effects of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Thousands of dollars)
Commodity contracts	$(8,796)	$(41,452)	$11,718	$39,461
Interest-rate contracts	6,721	(1,175)	35,726	(32,795)
Total unrealized gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion)	$(2,075)	$(42,627)	$47,444	$6,666

The following table sets forth the effect of cash flow hedges in our Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Effective Portion)	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2013	2012	2013	2012
		(Thousands of dollars)
Commodity contracts	Revenues	$3,357	$31,447	$18,718	$127,477
Commodity contracts	Cost of sales and fuel	(117)	(2,503)	(14,320)	(65,940)
Interest-rate contracts	Interest expense	(3,696)	(1,828)	(10,840)	(3,908)
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income on derivatives (effective portion)		$(456)	$27,116	$(6,442)	$57,629

Ineffectiveness related to our cash flow hedges was not material for the three and nine months ended September 30, 2013 and 2012.  In the event that it becomes probable that a forecasted transaction will not occur, we will discontinue cash flow hedge treatment, which will affect earnings.  For the three and nine months ended September 30, 2013, we recorded immaterial gains due to the discontinuance of cash flow hedge treatment as a result of the underlying transactions being no longer probable. For the three and nine months ended September 30, 2012, there were no gains or losses due to the discontinuance of cash flow hedge treatment as a result of the underlying transactions being no longer probable.

Other Derivative Instruments - The following table sets forth the effect of our derivative instruments that are not part of a hedging relationship in our Consolidated Statements of Income for our continuing and discontinued operations for the periods indicated:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss)	Three Months Ended			Nine Months Ended
		September 30,			September 30,
		2013		2012	2013		2012
		(Thousands of dollars)
Commodity contracts - trading	Revenues	$4		$867	$(2,054)		$1,673
Commodity contracts - nontrading (a)	Cost of sales and fuel	(534)	(b)	601	(2,959)	(b)	4,924
Total gain (loss) recognized in income on derivatives		$(530)		$1,468	$(5,013)		$6,597
(a) - Amounts are presented net of deferred gains (losses) associated with derivatives entered into by our Natural Gas Distribution segment.
(b) - Includes losses of $0.4 million and $2.2 million for the three and nine months ended September 30, 2013, respectively, on certain derivatives derecognized that were designated previously as fair value hedges of firm transportation commitments that no longer meet the definition of a firm commitment.

Our Natural Gas Distribution segment held natural gas call options with fair values of $4.8 million and $1.8 million at September 30, 2013, and December 31, 2012, respectively.  The premiums are recorded in other current assets as these contracts are included in, and recoverable through, the monthly purchased-gas cost mechanism.  For the three and nine months ended September 30, 2013, we recorded losses of $2.3 million and $7.4 million, respectively, which are deferred as part of our unrecovered purchased-gas costs. For the three and nine months ended September 30, 2012, we recorded gains of $2.8 million and $3.8 million, respectively, which are deferred as part of our unrecovered purchased-gas costs.

Fair Value Hedges - Our Energy Services segment uses basis swaps to hedge the fair value of location price differentials related to certain firm transportation commitments. The change in fair value of derivatives designated as fair value hedges and the related hedged firm commitments and the ineffectiveness related to these hedges were not material for the three and nine months ended September 30, 2013 and 2012.

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

Some of our derivative instruments contain provisions that require us to maintain an investment-grade credit rating from S&P and/or Moody’s.  If our credit ratings on senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. The aggregate fair value of all financial derivative instruments with contingent features related to credit risk that were in a net liability position at September 30, 2013, was $2.5 million.

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

At September 30, 2013, the net credit exposure from our derivative assets is primarily with investment-grade companies in the financial services sector.

F.	CREDIT FACILITIES AND SHORT-TERM NOTES PAYABLE

ONEOK Credit Agreement - The ONEOK Credit Agreement, which is scheduled to expire in March 2018, contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining ONEOK’s stand-alone debt-to-capital ratio of no more than 67.5 percent at the end of any calendar quarter, limitations on the ratio of indebtedness secured by liens and indebtedness of subsidiaries to consolidated net tangible assets, a requirement that ONEOK maintains the power to control the management and policies of ONEOK Partners, and a limit on new investments in master limited partnerships. The ONEOK Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, investments, fundamental changes in the nature of ONEOK’s businesses, transactions with affiliates, the use of proceeds and a covenant that limits ONEOK’s ability to restrict its subsidiaries’ ability to pay dividends.  The debt covenant calculations in the ONEOK Credit Agreement exclude the debt of ONEOK Partners.  In the event of a breach of certain covenants by ONEOK, amounts outstanding under the ONEOK Credit Agreement may become due and payable immediately. At September 30, 2013, ONEOK’s stand-alone debt-to-capital ratio, as defined by the ONEOK Credit Agreement, was 48.2 percent, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement.

Under the terms of the ONEOK Credit Agreement, ONEOK may request an increase in the size of the facility to an aggregate of $1.7 billion from $1.2 billion by either commitments from new lenders or increased commitments from existing lenders. The ONEOK Credit Agreement is available for general corporate purposes, including repayment of ONEOK’s commercial paper notes, if necessary.  Amounts outstanding under the commercial paper program reduce the borrowing capacity under the ONEOK Credit Agreement. The ONEOK Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit rating. Based on our current credit rating, borrowings, if any, will accrue at LIBOR plus 117.5 basis points, and the annual facility fee is 20 basis points.

At September 30, 2013, ONEOK had $515.3 million of commercial paper outstanding and $1.9 million in letters of credit issued, leaving approximately $682.8 million of credit available under the ONEOK Credit Agreement.

In March 2013, we amended the ONEOK Credit Agreement to extend its maturity to March 28, 2018, from April 5, 2016, and reduce the facility fee and interest-rate margins for any borrowings after the amendment’s effective date.

ONEOK Partners Credit Agreement - The ONEOK Partners Credit Agreement contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA

(EBITDA, as defined in the ONEOK Partners Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter of the acquisition and the two following quarters.  As a result of ONEOK Partners’ Sage Creek acquisition on September 30, 2013, its allowable ratio of indebtedness to adjusted EBITDA increased to 5.5 to 1 for the current quarter and will remain at that level through the first quarter 2014. Upon breach of certain covenants by ONEOK Partners in the ONEOK Partners Credit Agreement, amounts outstanding under the ONEOK Partners Credit Agreement, if any, may become due and payable immediately.  At September 30, 2013, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 4.2 to 1, and ONEOK Partners was in compliance with all covenants under the ONEOK Partners Credit Agreement.

The ONEOK Partners Credit Agreement includes a $100 million sublimit for the issuance of standby letters of credit and also features an option that allows ONEOK Partners to request an increase in the size of the facility to an aggregate of $1.7 billion from $1.2 billion by either commitments from new lenders or increased commitments from existing lenders.  The ONEOK Partners Credit Agreement is available for general partnership purposes, including repayment of ONEOK Partners’ commercial paper notes, if necessary.  Amounts outstanding under ONEOK Partners’ commercial paper program reduce the borrowing capacity under the ONEOK Partners Credit Agreement.  At September 30, 2013, ONEOK Partners had $47.0 million in commercial paper outstanding, no letters of credit issued and no borrowings under the ONEOK Partners Credit Agreement.

The ONEOK Partners Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in ONEOK Partners’ credit rating. Based on ONEOK Partners’ current credit rating, borrowings, if any, will accrue at LIBOR plus 130 basis points, and the annual facility fee is 20 basis points. ONEOK Partners Credit Agreement is guaranteed fully and unconditionally by the Intermediate Partnership. Borrowings under the ONEOK Partners Credit Agreement are nonrecourse to ONEOK.

Neither ONEOK nor ONEOK Partners guarantees the debt or other similar commitments of unaffiliated parties. ONEOK does not guarantee the debt, commercial paper or other similar commitments of ONEOK Partners, and ONEOK Partners does not guarantee the debt, commercial paper or other similar commitments of ONEOK.

G.	LONG-TERM DEBT

In September 2013, ONEOK Partners completed an underwritten public offering of $1.25 billion of senior notes, consisting of $425 million, 3.2-percent senior notes due 2018, $425 million, 5.0-percent senior notes due 2023 and $400 million, 6.2-percent senior notes due 2043. A portion of the net proceeds from the offering of approximately $1.24 billion was used to repay amounts outstanding under its commercial paper program, and the balance will be used for general partnership purposes, including but not limited to capital expenditures.

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

ONEOK Partners may redeem its 3.2 percent senior notes due 2018, its 5.0 percent senior notes due 2023, and its 6.2 percent senior notes due 2043 from the September 2013 offering at par, plus accrued and unpaid interest to the redemption date, starting one month, three months, and six months, respectively, before their maturity dates.  Prior to these dates, ONEOK Partners may redeem these notes, in whole or in part, at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium.  The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date.  ONEOK Partners’ senior notes are senior unsecured obligations, ranking equally in right of payment with all of ONEOK Partners’ existing and future unsecured senior indebtedness, and structurally subordinate to any of the existing and future debt and other liabilities of any ONEOK Partners’ nonguarantor subsidiaries.

In September 2012, ONEOK Partners completed an underwritten public offering of $1.3 billion of senior notes, consisting of $400 million, 2.0 percent senior notes due 2017 and $900 million, 3.375 percent senior notes due 2022. A portion of the net proceeds from the offering of approximately $1.29 billion was used to repay amounts outstanding under its commercial paper program, and the balance was used for general partnership purposes, including but not limited to capital expenditures.

ONEOK Partners repaid its $350 million, 5.9 percent senior notes at maturity in April 2012 with a portion of the proceeds from its March 2012 equity issuance.

H.	EQUITY

The following table sets forth the changes in equity attributable to us and our noncontrolling interests, including other comprehensive income, net of tax, for the periods indicated:

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
	ONEOK Shareholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity	ONEOK Shareholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
Beginning balance	$2,085,349	$2,089,007	$4,174,356	$2,089,540	$2,116,448	$4,205,988
Net income	62,356	85,342	147,698	65,219	99,769	164,988
Other comprehensive income (loss)	(7,522)	(1,964)	(9,486)	(34,836)	(22,208)	(57,044)
Repurchase of common stock	—	—	—	—	—	—
Common stock issued	4,142	—	4,142	3,838	—	3,838
Common stock dividends	(78,367)	—	(78,367)	(67,671)	—	(67,671)
Issuance of common units of ONEOK Partners	81,502	420,391	501,893	—	—	—
Distributions to noncontrolling interests	—	(91,824)	(91,824)	—	(84,156)	(84,156)
Other	42,234	—	42,234	9,616	—	9,616
Ending balance	$2,189,694	$2,500,952	$4,690,646	$2,065,706	$2,109,853	$4,175,559

	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
	ONEOK Shareholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity	ONEOK Shareholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
Beginning balance	$2,129,609	$2,102,841	$4,232,450	$2,238,573	$1,561,159	$3,799,732
Net income	175,796	217,102	392,898	249,077	298,578	547,655
Other comprehensive income (loss)	(2,694)	22,612	19,918	(34,355)	(22,920)	(57,275)
Repurchase of common stock	—	—	—	(150,000)	—	(150,000)
Common stock issued	11,892	—	11,892	10,390	—	10,390
Common stock dividends	(226,349)	—	(226,349)	(194,443)	—	(194,443)
Issuance of common units of ONEOK Partners	84,458	431,743	516,201	(51,100)	510,780	459,680
Distributions to noncontrolling interests	—	(273,346)	(273,346)	—	(237,744)	(237,744)
Other	16,982	—	16,982	(2,436)	—	(2,436)
Ending balance	$2,189,694	$2,500,952	$4,690,646	$2,065,706	$2,109,853	$4,175,559

Dividends - Dividends paid on our common stock to shareholders of record at the close of business on January 31, 2013, April 30, 2013, and August 5, 2013 were $0.36 per share, $0.36 per share, and $0.38 per share respectively.  A dividend of $0.38 per share was declared for shareholders of record on November 4, 2013, payable November 14, 2013.

See Note M for a discussion of ONEOK Partners’ issuance of common units and distributions to noncontrolling interests.

I.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the balance in accumulated other comprehensive income (loss) for the period indicated:

	Unrealized Gains (Losses) on Energy Marketing and Risk-Management Assets/Liabilities (a)	Unrealized Holding Gains (Losses) on Investment Securities (a)	Pension and Postretirement Benefit Plan Obligations (a)	Accumulated Other Comprehensive Income (Loss) (a)
	(Thousands of dollars)
January 1, 2013	$(55,030)	$1,034	$(162,802)	$(216,798)
Other comprehensive income (loss) before reclassifications	16,406	(234)	(56,164)	(39,992)
Amounts reclassified from accumulated other comprehensive income (loss)	2,771	—	34,527	37,298
Other comprehensive income (loss) attributable to ONEOK	19,177	(234)	(21,637)	(2,694)
September 30, 2013	$(35,853)	$800	$(184,439)	$(219,492)
(a) All amounts are presented net of tax.

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) on our Consolidated Statements of Income for the periods indicated:

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Affected Line Item in the Consolidated Statements of Income

	(Thousand of dollars)
Unrealized (gains) losses on energy marketing and risk-management assets/liabilities
Commodity contracts	$(3,357)	$(18,718)	Revenues
Commodity contracts	117	14,320	Cost of sales and fuel
Interest-rate contracts	3,696	10,840	Interest expense
	456	6,442	Income before income taxes
	333	(1,748)	Income tax expense
	789	4,694	Net income
Noncontrolling interest	1,317	1,923	Less: Net income attributable to noncontrolling interest
	$(528)	$2,771	Net income attributable to ONEOK

Pension and postretirement benefit plan obligations (a)
Amortization of net loss	$19,729	$59,183
Amortization of unrecognized prior service cost	(1,438)	(4,314)
Amortization of unrecognized net asset at adoption	71	213
Settlement charge	275	1,225
	18,637	56,307	Income before income taxes
	(7,210)	(21,780)	Income tax expense
	$11,427	$34,527	Net income attributable to ONEOK

Total reclassifications for the period attributable to ONEOK	$10,899	$37,298	Net income attributable to ONEOK
(a) These components of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost. See Note K for additional detail of our net periodic benefit cost.

J.	EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended September 30, 2013
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$62,356	206,235	$0.30
Diluted EPS from continuing operations
Effect of dilutive securities	—	3,658
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$62,356	209,893	$0.30

	Three Months Ended September 30, 2012
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$65,219	205,005	$0.32
Diluted EPS from continuing operations
Effect of dilutive securities	—	4,955
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$65,219	209,960	$0.31

	Nine Months Ended September 30, 2013
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$175,796	205,952	$0.85
Diluted EPS from continuing operations
Effect of dilutive securities	—	3,456
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$175,796	209,408	$0.84

	Nine Months Ended September 30, 2012
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$234,798	206,638	$1.14
Diluted EPS from continuing operations
Effect of dilutive securities	—	4,560
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$234,798	211,198	$1.11

There were no option shares excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2013 and 2012.

K.	EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and postretirement benefit plans for the periods indicated:

	Pension Benefits		Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$5,735	$5,325	$17,207	$15,975
Interest cost	13,612	14,809	40,836	44,427
Expected return on assets	(20,318)	(20,689)	(60,954)	(62,067)
Amortization of unrecognized prior service cost	230	242	690	726
Amortization of net loss	16,572	12,111	49,712	36,333
Settlement charge	275	—	1,225	—
Net periodic benefit cost	$16,106	$11,798	$48,716	$35,394

	Postretirement Benefits		Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$1,145	$1,239	$3,435	$3,716
Interest cost	2,910	3,473	8,732	10,419
Expected return on assets	(3,065)	(2,671)	(9,195)	(8,013)
Amortization of unrecognized net asset at adoption	71	718	213	2,154
Amortization of unrecognized prior service cost	(1,668)	(2,063)	(5,004)	(6,189)
Amortization of net loss	3,157	3,296	9,471	9,888
Net periodic benefit cost	$2,550	$3,992	$7,652	$11,975

L.	UNCONSOLIDATED AFFILIATES

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated.  All amounts in the table below are equity earnings from investments in our ONEOK Partners segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Thousands of dollars)
Northern Border Pipeline	$16,464	$18,185	$48,133	$54,493
Overland Pass Pipeline Company	5,783	4,490	14,210	15,786
Fort Union Gas Gathering	2,946	4,091	9,895	11,494
Bighorn Gas Gathering	559	1,157	1,897	3,118
Other	1,716	668	5,609	7,489
Equity earnings from investments	$27,468	$28,591	$79,744	$92,380

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Thousands of dollars)
Income Statement
Operating revenues	$131,959	$125,828	$391,912	$373,038
Operating expenses	$63,971	$60,937	$189,366	$173,232
Net income	$61,630	$55,721	$185,580	$180,787

Distributions paid to ONEOK Partners	$34,409	$34,557	$103,913	$118,752

ONEOK and ONEOK Partners incurred expenses in transactions with unconsolidated affiliates of $15.9 million and $9.0 million for the three months ended September 30, 2013 and 2012, respectively, and $36.3 million and $27.7 million for the nine months ended September 30, 2013 and 2012, respectively, primarily related to Overland Pass Pipeline Company, which are included in cost of sales and fuel in our Consolidated Statements of Income. Accounts payable to our equity method investees at September 30, 2013, and December 31, 2012, were not material.

In January 2013, the FERC approved a settlement between Northern Border Pipeline and its customers that modified its transportation rates, effective January 1, 2013. The new long-term transportation rates are approximately 11 percent lower than previous rates, which reduced ONEOK Partners’ equity earnings from Northern Border Pipeline for the three and nine months ended September 30, 2013, compared with the same periods last year, and are expected to reduce equity earnings and cash distributions from Northern Border Pipeline in the future.

Low natural gas prices and the relatively higher crude oil and NGL prices, compared with natural gas on a heating-value basis, have caused producers primarily to focus development efforts on crude oil and NGL-rich supply basins rather than areas with dry natural gas production, such as the coal-bed methane areas in the Powder River Basin.  The reduced coal-bed methane development activities and natural production declines in the dry natural gas formations of the Powder River Basin have resulted in lower dry natural gas volumes available to be gathered.  While the reserve potential in the dry natural gas formations of the Powder River Basin still exists, future drilling and development will be affected by commodity prices and producers’ alternative prospects.

Due to recent reductions in producer activity and declines in natural gas volumes gathered in the Powder River Basin on the Bighorn Gas Gathering system, in which ONEOK Partners owns a 49 percent interest, ONEOK Partners tested its investment for impairment at March 31, 2013. The estimated fair value exceeded the carrying value; however, a decline of 10 percent or more in the fair value of ONEOK Partners’ investment in Bighorn Gas Gathering would result in a noncash impairment charge. ONEOK Partners is not able to reasonably estimate a range of potential future impairment charges, as many of the assumptions that would be used in its estimate of fair value are dependent upon events beyond its control. There were no impairment indicators identified in the third quarter 2013. The carrying amount of ONEOK Partners’ investment at September 30, 2013, was $88.7 million, which includes $53.4 million in equity method goodwill.

M.	ONEOK PARTNERS

Equity Issuances - In August 2013, ONEOK Partners completed an underwritten public offering of 11.5 million common units at a public offering price of $49.61 per common unit, generating net proceeds of approximately $553.4 million. In conjunction with this issuance, ONEOK Partners GP contributed approximately $11.6 million in order to maintain our 2 percent general partner interest in ONEOK Partners. ONEOK Partners used a portion of the proceeds from its August 2013 equity issuance to repay amounts outstanding under its $1.2 billion commercial paper program and the balance was used for general partnership purposes.

ONEOK Partners has an “at-the-market” equity program for the offer and sale from time to time of its common units up to an aggregate amount of $300 million. The program allows ONEOK Partners to offer and sell its common units at prices ONEOK Partners deems appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions, or as otherwise agreed to between ONEOK Partners and the sales agent. ONEOK Partners is under no obligation to offer and sell common units under the program. During the three months ended March 31, 2013, ONEOK Partners sold common units through this program that resulted in net proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, of approximately $16.3 million. ONEOK Partners used the proceeds for general partnership purposes. ONEOK Partners did not sell any units under this program in the second or third quarter 2013.

As a result of these transactions, our aggregate ownership interest in ONEOK Partners decreased to 41.3 percent at September 30, 2013, from 43.4 percent at December 31, 2012.

In March 2012, ONEOK Partners completed an underwritten public offering of 8.0 million common units at a public offering price of $59.27 per common unit, generating net proceeds of approximately $460 million.  ONEOK Partners also sold 8.0 million common units to us in a private placement, generating net proceeds of approximately $460 million.  In conjunction with the issuances, ONEOK Partners GP contributed approximately $19 million in order to maintain our 2 percent general partner interest in ONEOK Partners.

We account for the difference between the carrying amount of our investment in ONEOK Partners and the underlying book value arising from issuance of common units by ONEOK Partners as an equity transaction.  If ONEOK Partners issues common units at a price different than our carrying value per unit, we account for the premium or deficiency as an adjustment to paid-in capital. As a result of ONEOK Partners’ issuance of common units, we recognized an increase to paid-in capital of approximately $84.5 million, net of taxes of $53.0 million, in 2013.

Ownership Interest in ONEOK Partners - Our ownership interest in ONEOK Partners is shown in the table below at September 30, 2013:

General partner interest	2.0%
Limited partner interest (a)	39.3%
Total ownership interest	41.3%
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

Cash Distributions - We receive distributions from ONEOK Partners on our common and Class B units and our 2 percent general partner interest, which includes our incentive distribution rights.  Under ONEOK Partners’ partnership agreement, as amended, distributions are made to the partners with respect to each calendar quarter in an amount equal to 100 percent of available cash as defined in ONEOK Partners’ partnership agreement, as amended.  Available cash generally will be distributed 98 percent to limited partners and 2 percent to the general partner.  The general partner’s percentage interest in quarterly distributions is increased after certain specified target levels are met during the quarter.  Under the incentive distribution provisions, as set forth in ONEOK Partners’ partnership agreement, as amended, the general partner receives:

•	15 percent of amounts distributed in excess of $0.3025 per unit;

•	25 percent of amounts distributed in excess of $0.3575 per unit; and

•	50 percent of amounts distributed in excess of $0.4675 per unit.

The following table shows ONEOK Partners’ distributions paid in the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Thousands, except per unit amounts)
Distribution per unit	$0.72	$0.66	$2.145	$1.905

General partner distributions	$4,512	$3,979	$13,399	$11,019
Incentive distributions	62,634	49,886	184,647	130,968
Distributions to general partner	67,146	53,865	198,046	141,987
Limited partner distributions to ONEOK	66,807	61,240	199,031	171,882
Limited partner distributions to noncontrolling interest	91,676	83,838	272,904	237,109
Total distributions paid	$225,629	$198,943	$669,981	$550,978

The following table shows ONEOK Partners’ distributions declared for the periods indicated and paid within 45 days of the end of the period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Thousands, except per unit amounts)
Distribution per unit	$0.725	$0.685	$2.16	$1.98

General partner distributions	$4,795	$4,199	$13,776	$11,937
Incentive distributions	67,017	55,162	191,226	149,658
Distributions to general partner	71,812	59,361	205,002	161,595
Limited partner distributions to ONEOK	67,271	63,560	200,422	183,721
Limited partner distributions to noncontrolling interest	100,650	87,014	283,365	251,514
Total distributions declared	$239,733	$209,935	$688,789	$596,830

Acquisition - On September 30, 2013, ONEOK Partners completed the acquisition of a business comprised of natural gas gathering and processing and natural gas liquids facilities in Converse and Campbell counties, Wyoming, in the NGL-rich Niobrara Shale formation of the Powder River Basin for $305 million, subject to customary purchase price adjustments. The Sage Creek acquisition consists primarily of a 50 MMcf/d natural gas processing facility, the Sage Creek plant, and related natural gas gathering and natural gas liquids infrastructure. Included in the acquisition were supply contracts providing for long-term acreage dedications from producers in the area, which are structured with POP and fee-based contractual terms. The acquisition is complementary to ONEOK Partners’ existing natural gas liquids assets and provides additional natural gas gathering and processing and natural gas liquids gathering capacity in a region where producers are actively drilling for crude oil and NGL-rich natural gas.

ONEOK Partners accounted for this transaction using the acquisition method of accounting, which requires, among other things, that the assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. ONEOK Partners is developing a preliminary purchase price allocation, which will be adjusted as additional information relative to the fair value of assets and liabilities, which could include intangible assets and goodwill, becomes available. As ONEOK Partners has not completed the purchase price allocation for this transaction, the purchase price has been recorded in property, plant and equipment in our consolidated balance sheet at September 30, 2013.

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

ONEOK Partners sells natural gas from its natural gas gathering and processing operations to our Energy Services segment.  In addition, a portion of ONEOK Partners’ revenues from its natural gas pipelines business is from our Energy Services and Natural Gas Distribution segments, which contract with ONEOK Partners for natural gas transportation and storage services. ONEOK Partners also purchases natural gas from our Energy Services segment for its natural gas liquids and its natural gas gathering and processing operations. As a result of the wind down activities discussed in Note B, our Energy Services segment will not execute affiliate transactions with ONEOK Partners after the wind down is completed. ONEOK Partners expects to continue providing midstream services, including marketing natural gas, NGLs and condensate as a service for third parties or other ONEOK affiliates. ONEOK Partners expects to enter into future commodity derivative financial contracts with unaffiliated third parties or ONEOK affiliates.

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

The following table shows ONEOK Partners’ transactions with us for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Thousands of dollars)
Revenues	$81,324	$91,096	$255,298	$247,851

Expenses
Cost of sales and fuel	$9,562	$7,831	$27,855	$22,875
Administrative and general expenses	58,549	60,020	192,906	179,017
Total expenses	$68,111	$67,851	$220,761	$201,892

N.	COMMITMENTS AND CONTINGENCIES

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

In June 2013, the Executive Office of the President of the United States issued the President’s Climate Action Plan, which includes, among other things, plans for further regulatory actions to reduce carbon emissions from various sources. The impact of any such regulatory actions on our facilities and operations is unknown. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a significant impact on our business, financial position, results of operations and cash flows.

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

Our expenditures for environmental assessment, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters have had no material effects on earnings or cash flows during the three and nine months ended September 30, 2013, or in 2012.

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

In March 2013, the EPA issued proposed rulemaking to amend the NSPS for the crude oil and natural gas industry, pursuant to various industry comments, administrative petitions for reconsideration and/or judicial appeals of portions of the NSPS final rule. Beyond the March 2013 proposed amendments, the EPA indicated it would provide additional responses, amendments and/or policy guidance to amend or clarify other portions of the final rule in 2013. The rule was most recently amended in September 2013. Based on the amendments and our understanding of pending stakeholder responses to the NSPS rule, we anticipate a reduction in our anticipated capital, operations and maintenance costs resulting from compliance with the regulation. However, the EPA may issue additional responses, amendments and/or policy guidance on the final rule, which could alter our present expectations. Generally, the NSPS rule will require expenditures for updated emissions controls, monitoring and record-keeping requirements at affected facilities in the crude oil and natural gas industry. We do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

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

Legal Proceedings - Gas Index Pricing Litigation - As previously reported, ONEOK and its subsidiary, ONEOK Energy Services Company L.P. (OESC), along with several other energy companies, are defending multiple lawsuits arising from alleged market manipulation or false reporting of natural gas prices to natural gas-index publications. On April 10, 2013, the United States Court of Appeals for the Ninth Circuit reversed the summary judgments that had been granted in favor of ONEOK, OESC and other unaffiliated defendants in the following cases: Reorganized FLI, Learjet, Arandell, Heartland and NewPage. The Ninth Circuit also reversed the summary judgment that had been granted in favor of OESC on all state law claims asserted in the Sinclair case. The Ninth Circuit directed the removal of the cases back to the United States District Court for the District of Nevada for further proceedings. ONEOK, OESC and the other unaffiliated defendants filed a Petition for Writ of Certiorari with the United States Supreme Court on August 26, 2013. The Ninth Circuit has ordered the cases stayed until the final disposition of the Petition for Writ of Certiorari.

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

Segment Descriptions - Our operations are divided into three reportable business segments as follows:

•
our ONEOK Partners segment reflects the consolidated operations of ONEOK Partners.  At September 30, 2013, we have a 41.3 percent ownership interest and control ONEOK Partners through our ownership of its general partner. ONEOK Partners gathers, processes, treats, transports, stores and sells natural gas and gathers, treats, fractionates, stores, distributes and markets NGLs and NGL products.  We and ONEOK Partners maintain significant financial and corporate governance separations.  We seek to receive increasing cash distributions as a result of our investment in ONEOK Partners, and our investment decisions are made based on the anticipated returns from ONEOK Partners in total, not specific to any of its businesses individually;

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

Customers - For the three and nine months ended September 30, 2013 and 2012, we had no single external customer from which we received 10 percent or more of our consolidated gross revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended September 30, 2013	ONEOK Partners (a)	Natural Gas Distribution	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$3,053,409	$219,724	$298,146	$646	$3,571,925
Intersegment revenues	81,324	1	34,050	(115,375)	—
Total revenues	$3,134,733	$219,725	$332,196	$(114,729)	$3,571,925
Net margin	$423,574	$159,233	$(22,265)	$646	$561,188
Operating costs	122,362	109,304	2,369	2,827	236,862
Depreciation and amortization	61,182	32,347	69	669	94,267
Gain on sale of assets	22	—	—	—	22
Operating income (loss)	$240,052	$17,582	$(24,703)	$(2,850)	$230,081
Equity earnings from investments	$27,468	$—	$—	$—	$27,468
Capital expenditures	$449,072	$83,783	$—	$4,632	$537,487
(a) - Our ONEOK Partners segment has regulated and nonregulated operations.  Our ONEOK Partners segment’s regulated operations had revenues of $204.6 million, net margin of $142.3 million and operating income of $76.0 million.

Three Months Ended September 30, 2012	ONEOK Partners (a)	Natural Gas Distribution	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$2,456,364	$204,930	$366,955	$526	$3,028,775
Intersegment revenues	91,096	2	(3,116)	(87,982)	—
Total revenues	$2,547,460	$204,932	$363,839	$(87,456)	$3,028,775
Net margin	$419,737	$150,987	$(17,275)	$523	$553,972
Operating costs	121,176	103,373	4,424	232	229,205
Depreciation and amortization	49,754	31,962	78	(360)	81,434
Gain on sale of assets	(420)	—	—	—	(420)
Operating income (loss)	$248,387	$15,652	$(21,777)	$651	$242,913
Equity earnings from investments	$28,591	$—	$—	$—	$28,591
Capital expenditures	$375,291	$74,287	$—	$8,633	$458,211
(a) - Our ONEOK Partners segment has regulated and nonregulated operations.  Our ONEOK Partners segment’s regulated operations had revenues of $181.6 million, net margin of $122.9 million and operating income of $63.6 million.

Nine Months Ended September 30, 2013	ONEOK Partners (a)	Natural Gas Distribution	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$8,165,061	$1,167,261	$1,128,325	$1,959	$10,462,606
Intersegment revenues	255,298	5	162,376	(417,679)	—
Total revenues	$8,420,359	$1,167,266	$1,290,701	$(415,720)	$10,462,606
Net margin	$1,206,126	$589,354	$(159,406)	$1,955	$1,638,029
Operating costs	384,602	330,465	10,930	3,918	729,915
Depreciation and amortization	174,086	100,118	209	1,930	276,343
Gain on sale of assets	342	—	—	—	342
Operating income (loss)	$647,780	$158,771	$(170,545)	$(3,893)	$632,113
Equity earnings from investments	$79,744	$—	$—	$—	$79,744
Investments in unconsolidated affiliates	$1,201,873	$—	$—	$—	$1,201,873
Total assets	$12,863,326	$3,597,730	$362,438	$786,849	$17,610,343
Noncontrolling interests in consolidated subsidiaries	$4,588	$—	$—	$2,496,364	$2,500,952
Capital expenditures	$1,373,904	$206,372	$—	$17,544	$1,597,820
(a) - Our ONEOK Partners segment has regulated and nonregulated operations.  Our ONEOK Partners segment’s regulated operations had revenues of $558.9 million, net margin of $390.3 million and operating income of $196.0 million.

Nine Months Ended September 30, 2012	ONEOK Partners (a)	Natural Gas Distribution	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$7,018,503	$943,034	$1,009,550	$1,548	$8,972,635
Intersegment revenues	247,851	845	84,022	(332,718)	—
Total revenues	$7,266,354	$943,879	$1,093,572	$(331,170)	$8,972,635
Net margin	$1,242,289	$545,823	$(43,133)	$1,542	$1,746,521
Operating costs	360,410	312,133	13,889	(1,906)	684,526
Depreciation and amortization	150,024	97,481	284	1,640	249,429
Goodwill impairment	—	—	10,255	—	10,255
Gain on sale of assets	603	—	—	—	603
Operating income (loss)	$732,458	$136,209	$(67,561)	$1,808	$802,914
Equity earnings from investments	$92,380	$—	$—	$—	$92,380
Investments in unconsolidated affiliates	$1,218,282	$—	$—	$—	$1,218,282
Total assets	$10,792,593	$3,258,320	$450,899	$862,495	$15,364,307
Noncontrolling interests in consolidated subsidiaries	$4,812	$—	$—	$2,105,041	$2,109,853
Capital expenditures	$1,011,527	$205,652	$—	$21,729	$1,238,908
(a) - Our ONEOK Partners segment has regulated and nonregulated operations.  Our ONEOK Partners segment’s regulated operations had revenues of $513.0 million, net margin of $359.7 million and operating income of $182.3 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.  Due to the seasonal nature of our business, the results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for a 12-month period.

RECENT DEVELOPMENTS

Separation of Natural Gas Distribution Segment - On July 25, 2013, we announced that our Board of Directors unanimously authorized management to pursue a plan to separate our natural gas distribution business into a standalone publicly traded company. The natural gas distribution company, named ONE Gas, will consist of ONEOK’s Natural Gas Distribution segment that includes Kansas Gas Service, Oklahoma Natural Gas and Texas Gas Service.

ONEOK and its subsidiaries will continue to be the sole general partner and own 41.3 percent of ONEOK Partners (NYSE: OKS), one of the largest publicly traded master limited partnerships, and operate our Energy Services segment through the completion of the wind down process.  Under the separation plan, ONEOK shareholders will retain their current shares of ONEOK stock and receive a pro-rata dividend of shares of stock in ONE Gas in a transaction that is expected to be tax-free to ONEOK and its shareholders. The plan provides for the completion of the separation after the receipt of regulatory approvals, and we have begun the process for obtaining these approvals. On October 1, 2013, ONE Gas filed a registration statement on Form 10 with the SEC. Our Board of Directors retains the discretion to determine whether and when to complete the separation.

Market Conditions - Natural gas and natural gas liquids supply continues to increase from drilling activities in crude oil and NGL-rich resource areas. These increased drilling activities have resulted in generally lower NGL prices as well as minimal price volatility and narrower location and seasonal price differentials for natural gas and NGLs in the markets we serve. The price differential between the typically higher valued NGL products and the value of natural gas, particularly the price differential between ethane and propane to natural gas, has influenced the volume of ethane natural gas processing plants make available to be gathered in ONEOK Partners’ natural gas liquids business. When economic conditions warrant, certain natural gas processors elect not to recover the ethane component of the natural gas stream, also known as ethane rejection, and instead leave the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants.  Price differentials between ethane and natural gas resulted in ethane rejection at some of ONEOK Partners’ natural gas processing plants and some of its customers’ natural gas processing plants connected to ONEOK Partners’ natural gas liquids gathering system in the Mid-Continent and Rocky Mountain regions during the first nine months of 2013, which reduced natural gas liquids volumes gathered and fractionated in ONEOK Partners’ natural gas liquids business and its results of operations.

ONEOK Partners expects ethane rejection to continue through 2015, although at volume levels below those experienced during the first nine months of 2013. ONEOK Partners expects ethane rejection will persist through 2014 at natural gas processing plants, including ONEOK Partners’ own plants, connected to its NGL system in the Mid-Continent and Rocky Mountain regions; and plants located in the Rocky Mountain region, particularly the Williston Basin, will continue to reject ethane through much of 2015. Ethane rejection is expected to have a significant impact on ONEOK Partners’ financial results over this period. However, ONEOK Partners’ natural gas liquids business’ integrated NGL assets enable it to mitigate partially the impact of ethane rejection through minimum volume agreements and its ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials in its optimization activities. In addition, new NGL supply commitments are expected to provide incremental volume in 2014 and 2015 to further mitigate the impact of ethane rejection on ONEOK Partners’ natural gas liquids business. See additional discussion in the “Financial Results and Operating Information” section.

North American natural gas production continues to increase at a faster rate than demand, primarily as a result of increased production from unconventional resource areas such as shales.  Producers currently receive higher market prices on a heating-value basis for crude oil and composite NGLs compared with natural gas. As a result, many producers continue to focus their drilling activity in shale areas that produce crude oil and NGL-rich natural gas rather than areas with dry natural gas production. We expect continued demand for midstream infrastructure development, driven by producers who need to connect emerging production with end-use markets where current infrastructure is insufficient or nonexistent.

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

ONEOK Partners’ Sage Creek Acquisition - On September 30, 2013, ONEOK Partners completed the acquisition of a business comprised of natural gas gathering and processing and natural gas liquids facilities in Converse and Campbell counties, Wyoming, in the NGL-rich Niobrara Shale formation of the Powder River Basin for $305 million, subject to customary purchase price adjustments. These assets consist primarily of a 50 MMcf/d natural gas processing facility, the Sage Creek plant, and related natural gas gathering and natural gas liquids infrastructure. Included in the acquisition were supply contracts providing for long-term acreage dedications from producers in the area, which are structured with POP and fee-based contractual terms. ONEOK Partners plans to invest approximately $135 million, excluding AFUDC, to upgrade and construct natural gas gathering and processing infrastructure and natural gas liquids gathering pipelines. The acquisition is complementary to ONEOK Partners’ existing natural gas liquids assets and provides additional natural gas gathering and processing and natural gas liquids gathering capacity in a region where producers are actively drilling for crude oil and NGL-rich natural gas.

ONEOK Partners’ Growth Projects - Crude oil and natural gas producers continue to drill aggressively for crude oil and NGL-rich natural gas, and related development activities continue to progress in many regions where ONEOK Partners has operations.  ONEOK Partners expects continued development of the crude oil and NGL-rich natural gas reserves in the Bakken Shale and Three Forks formations in the Williston Basin, the Niobrara Shale formation in the Powder River Basin and in the Cana-Woodford Shale, Woodford Shale, Granite Wash and Mississippian Lime areas in the Mid-Continent region.  In response to this increased production of crude oil, natural gas and NGLs, and higher demand for NGL products generally from the petrochemical industry, ONEOK Partners is investing approximately $5.3 billion to $5.6 billion in new capital projects from 2010 through 2016 to meet the needs of natural gas producers and processors in these regions, as well as enhancing its natural gas liquids fractionation, distribution and storage infrastructure in the Gulf Coast region.  The execution of these capital investments aligns with ONEOK Partners’ focus to grow fee-based earnings. Acreage dedications and supply commitments from producers and natural gas processors in regions associated with ONEOK Partners’ growth projects are expected to provide incremental and long-term fee-based earnings and cash flows.

See discussion of ONEOK Partners’ growth projects in the “Financial Results and Operating Information” section for our ONEOK Partners segment.

Dividends/Distributions - We declared a quarterly dividend of $0.38 per share ($1.52 per share on an annualized basis) in October 2013.  A cash distribution from ONEOK Partners of $0.725 per unit ($2.90 per unit on an annualized basis) was declared in October 2013 for the third quarter of 2013, an increase of 0.5 cents from the previous quarter. The quarterly dividend and distribution payments will be made November 14, 2013, to shareholders and unitholders of record at the close of business on November 4, 2013.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2013 vs. 2012		2013 vs. 2012
Financial Results	2013	2012	2013	2012	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues	$3,571.9	$3,028.8	$10,462.6	$8,972.6	$543.1	18%	$1,490.0	17%
Cost of sales and fuel	3,010.7	2,474.8	8,824.6	7,226.1	535.9	22%	1,598.5	22%
Net margin	561.2	554.0	1,638.0	1,746.5	7.2	1%	(108.5)	(6)%
Operating costs	236.8	229.3	729.9	684.5	7.5	3%	45.4	7%
Depreciation and amortization	94.3	81.4	276.3	249.4	12.9	16%	26.9	11%
Goodwill impairment	—	—	—	10.3	—	—%	(10.3)	100%
Gain on sale of assets	—	(0.4)	0.3	0.6	0.4	(100)%	(0.3)	(50)%
Operating income	$230.1	$242.9	$632.1	$802.9	$(12.8)	(5)%	$(170.8)	(21)%
Equity earnings from investments	$27.5	$28.6	$79.7	$92.4	$(1.1)	(4)%	$(12.7)	(14)%
Interest expense	$(81.9)	$(71.4)	$(244.1)	$(218.7)	$10.5	15%	$25.4	12%
Net income	$147.7	$165.0	$392.9	$547.7	$(17.3)	(10)%	$(154.8)	(28)%
Net income attributable to noncontrolling interests	$85.3	$99.8	$217.1	$298.6	$(14.5)	(15)%	$(81.5)	(27)%
Net income attributable to ONEOK	$62.4	$65.2	$175.8	$249.1	$(2.8)	(4)%	$(73.3)	(29)%
Capital expenditures	$537.5	$458.2	$1,597.8	$1,238.9	$79.3	17%	$358.9	29%

Revenues increased for the three and nine months ended September 30, 2013, compared with the same periods last year, due to higher natural gas and NGL volumes from ONEOK Partners’ recently completed capital projects and new rates in our Natural Gas Distribution segment. These increases were offset partially by significantly narrower NGL price differentials between the Mid-Continent market center at Conway, Kansas, and the Gulf Coast market center at Mont Belvieu, Texas, the impact of ethane rejection in ONEOK Partners’ natural gas liquids business and lower net realized natural gas and NGL product prices in ONEOK Partners’ natural gas gathering and processing business.  The increase in natural gas and NGL supply resulting from the development of unconventional resource areas in North America has caused narrower natural gas location and seasonal price differentials in the markets ONEOK Partners serves and generally lower NGL prices and narrower NGL location price differentials during the first nine months of 2013, compared with the same period last year.

Operating income decreased for the three and nine months ended September 30, 2013, compared with the same periods last year, due primarily to noncash charges related to the wind down of our Energy Services segment, significantly narrower NGL location price differentials, lower net realized natural gas and NGL product prices and the impact of ethane rejection in our ONEOK Partners segment. These decreases were offset partially by higher natural gas and NGL volumes from ONEOK Partners’ completed capital projects and new rates in our Natural Gas Distribution segment. The decrease in operating income also reflects an increase in operating costs and depreciation due primarily to the growth of ONEOK Partners’ operations and completed capital projects in its natural gas gathering and processing and natural gas liquids businesses. Equity earnings from investments decreased due to the impact of ethane rejection on Overland Pass Pipeline Company and decreased transportation rates on Northern Border Pipeline.

Interest expense increased for the three and nine months ended September 30, 2013, compared with the same periods last year, due primarily to interest costs from ONEOK Partners’ $1.25 billion debt issuance in September 2013 and $1.3 billion debt issuance in September 2012, offset partially by higher capitalized interest associated with the investments in ONEOK Partners’ growth projects.

Net income attributable to noncontrolling interests, which reflects primarily the portion of ONEOK Partners that we do not own, decreased for the three and nine months ended September 30, 2013, compared with the same periods last year, due to lower earnings in our ONEOK Partners segment.

Capital expenditures increased for the three and nine months ended September 30, 2013, compared with the same periods last year, due primarily to the growth projects in ONEOK Partners’ natural gas gathering and processing and natural gas liquids businesses.

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

We own approximately 92.8 million common and Class B limited partner units, and the entire 2 percent general partner interest, which, together, represented a 41.3 percent ownership interest in ONEOK Partners at September 30, 2013.  We receive distributions from ONEOK Partners on our common and Class B units and our 2 percent general partner interest, which includes our incentive distribution rights.  See Note M of the Notes to Consolidated Financial Statements in this Quarterly Report for discussion of our incentive distribution rights.

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

Natural gas gathering and processing business - ONEOK Partners’ natural gas gathering and processing business provides nondiscretionary services to producers that include gathering and processing of natural gas produced from crude oil and natural gas wells.  Unprocessed natural gas is compressed and gathered through pipelines to processing facilities where volumes are aggregated, treated and processed to remove water vapor, solids and other contaminants, and to extract NGLs in order to provide marketable natural gas, commonly referred to as residue gas.  The residue gas, which consists primarily of methane, is compressed and delivered to natural gas pipelines for transportation to end users. When the NGLs are separated from the unprocessed natural gas at the processing plants, the NGLs are in the form of a mixed, unfractionated NGL stream.

ONEOK Partners gathers and processes natural gas in the Mid-Continent region, which includes the NGL-rich Cana-Woodford Shale, Woodford Shale, Granite Wash area and the Mississippian Lime formation of Oklahoma and Kansas and the Hugoton and Central Kansas Uplift Basins of Kansas.  It also gathers and/or processes natural gas in two producing basins in the Rocky Mountain region:  the Williston Basin, which spans portions of Montana and North Dakota and includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations; and the Powder River Basin of Wyoming, which includes the NGL-rich Frontier, Turner, Sussex and Niobrara Shale formations. ONEOK Partners also gathers coal-bed methane, or dry natural gas, in the Powder River basin that does not require processing or NGL extraction in order to be marketable; dry natural gas is gathered, compressed and delivered into a downstream pipeline or marketed for a fee.

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

Growth Projects - Natural gas gathering and processing projects - ONEOK Partners’ natural gas gathering and processing business is investing approximately $2.4 billion to $2.5 billion from 2010 through 2016 in growth projects in the Williston Basin, Cana-Woodford Shale and the Powder River Basin areas that we expect will enable ONEOK Partners to meet the rapidly growing needs of crude oil and natural gas producers in those areas.

Williston Basin Processing Plants and related projects - ONEOK Partners’ projects in this basin include five 100 MMcf/d natural gas processing facilities: the Garden Creek, Garden Creek II and Garden Creek III plants located in McKenzie County, North Dakota, and the Stateline I and Stateline II plants located in Williams County, North Dakota. ONEOK Partners has acreage dedications of approximately 3.1 million acres supporting these plants.  In addition, ONEOK Partners is expanding and upgrading its existing natural gas gathering and compression infrastructure and also adding new well connections associated with these plants.  The Garden Creek plant was placed in service in December 2011 and, together with the related infrastructure, cost approximately $360 million, excluding AFUDC.  ONEOK Partners expects construction costs, excluding AFUDC, for the Garden Creek II plant and related infrastructure will be $310 million to $345 million, and for the Garden Creek III plant and related infrastructure will be approximately $325 million to $360 million. The Garden Creek II and Garden Creek III plants are expected to be completed during the third quarter 2014 and the first quarter 2015, respectively. The Stateline I natural gas processing facility was placed in service in September 2012, and the Stateline II natural gas processing facility was placed in service in April 2013. Together, with the related infrastructure, the Stateline I and Stateline II plants are expected to cost approximately $590 million to $610 million, excluding AFUDC.

ONEOK Partners is investing $150 million to construct a 270-mile natural gas gathering system and related infrastructure in Divide County, North Dakota.  The system gathers and transports natural gas from producers in the Bakken Shale and Three Forks formations in the Williston Basin to ONEOK Partners’ Stateline natural gas processing facilities in Williams County, North Dakota.  ONEOK Partners has secured long-term acreage dedications from producers for this new system, which are structured with POP and fee-based contractual terms.  The system was placed in service during the second quarter 2013 and cost approximately $130 million, excluding AFUDC. The remaining $20 million investment to expand the system is expected to be completed by the end of 2014 as producers continue their drilling activity.

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

Sage Creek acquisition and related projects - On September 30, 2013, ONEOK Partners completed the acquisition of a business comprised of natural gas gathering and processing and natural gas liquids facilities in the NGL-rich Niobrara Shale formation of the Powder River Basin which includes a 50 MMcf/d natural gas processing facility, the Sage Creek plant, and related natural gas gathering infrastructure. Included in the acquisition were supply contracts providing for long-term acreage dedications from producers in the area, which are structured with POP and fee-based contractual terms. ONEOK Partners plans to invest approximately $50 million, excluding AFUDC, through 2016 to upgrade and construct natural gas gathering and processing infrastructure.

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

In all of ONEOK Partners’ growth project areas, nearly all of the new gas production is from horizontally drilled and completed wells. These wells tend to produce at higher initial volumes resulting generally in higher initial decline rates than conventional vertical wells; however, the decline rates flatten out over time.  These wells are expected to have long productive lives.  ONEOK Partners expects the routine growth capital needed to connect to new wells and expand its infrastructure to increase compared with its historical levels of routine growth capital.

Natural gas liquids projects - The growth strategy in ONEOK Partners’ natural gas liquids business is focused around the crude oil and NGL-rich natural gas drilling activity in shale and other unconventional resource areas from the Rocky Mountain region through the Mid-Continent region into Texas.  Increasing crude oil, natural gas and NGL production resulting from this activity and higher petrochemical industry demand for NGL products have required ONEOK Partners to make additional capital investments to expand its infrastructure to bring these commodities from supply basins to market.  Expansion of the petrochemical industry in the United States is expected to increase ethane demand significantly over the next three to five years, and international demand for NGLs, particularly propane, is also increasing and is expected to continue in the future.

ONEOK Partners’ natural gas liquids business is investing approximately $2.9 billion to $3.1 billion in NGL-related projects from 2010 through 2015.  These investments will accommodate the transportation and fractionation of growing NGL supplies from shale and other resource development areas across ONEOK Partners’ asset base and alleviate infrastructure constraints between the Mid-Continent and Gulf Coast market centers to meet increasing petrochemical industry and NGL export demand in the Gulf Coast.  Over time, these growing fee-based NGL volumes are expected to fill much of ONEOK Partners’ natural gas liquids pipeline capacity used historically to capture the NGL price differentials between the two market centers.  Beginning in the second half 2012, NGL price differentials narrowed significantly between the Mid-Continent and Gulf Coast market centers. ONEOK Partners expects narrower NGL price differentials to continue as new fractionators and pipelines, including ONEOK Partners’ growth projects discussed below, continue to alleviate constraints between the Conway, Kansas, and Mont Belvieu, Texas, natural gas liquids market centers.

Sterling III Pipeline - ONEOK Partners is constructing a 540-plus-mile natural gas liquids pipeline, the Sterling III Pipeline, which will have the flexibility to transport either unfractionated NGLs or NGL products from the Mid-Continent to the Gulf Coast.  The Sterling III Pipeline will traverse the NGL-rich Woodford Shale that is currently under development, as well as provide transportation capacity for the growing NGL production from the Cana-Woodford Shale and Granite Wash areas, where the pipeline can gather unfractionated NGLs from the new natural gas processing plants that are being built as a result of NGL supply growth in these areas.  The Sterling III Pipeline is designed to transport up to 193 MBbl/d of NGL production from ONEOK Partners’ natural gas liquids infrastructure at Medford, Oklahoma, to its storage and fractionation facilities in Mont Belvieu, Texas.  ONEOK Partners has multi-year supply commitments from producers and natural gas processors for approximately 75 percent of the pipeline’s capacity.  Installation of additional pump stations could expand the capacity of the pipeline to 250 MBbl/d.  The pipeline is expected to be completed late this year.

The project also includes reconfiguration of its existing Sterling I and Sterling II pipelines, which currently distribute NGL products between the Mid-Continent and Gulf Coast natural gas liquids market centers, to transport either unfractionated NGLs or NGL products. The project costs for the new pipeline and reconfiguration projects are estimated to be $700 million to $800 million, excluding AFUDC.

MB-2 Fractionator - ONEOK Partners is constructing a 75 MBbl/d fractionator, MB-2, near its storage facility in Mont Belvieu, Texas.  Construction began in June 2011 and is expected to be in service November 2013.  The cost of the new fractionator is estimated to be $360 million to $390 million, excluding AFUDC.  ONEOK Partners has multi-year supply commitments from producers and natural gas processors for all of the fractionator’s capacity.

MB-3 Fractionator - ONEOK Partners is constructing an additional 75 MBbl/d fractionator, MB-3, near its storage facility in Mont Belvieu, Texas.  In addition, ONEOK Partners plans to expand and upgrade its existing natural gas liquids gathering and pipeline infrastructure, including new connections to natural gas processing facilities and increasing the capacity of the Arbuckle and Sterling II natural gas liquids pipelines.  The MB-3 fractionator and related infrastructure are expected to cost approximately $525 million to $575 million, excluding AFUDC.  The MB-3 fractionator is expected to be completed in the fourth quarter 2014.   ONEOK Partners has multi-year supply commitments from producers and natural gas processors for approximately 80 percent of the fractionator’s capacity.

Ethane Header Pipeline - In April 2013, ONEOK Partners placed in service a 12-inch diameter ethane header pipeline that creates a new point of interconnection between its Mont Belvieu, Texas, NGL fractionation and storage assets and several petrochemical customers. The new pipeline was designed to transport 400 MBbl/d from its 80 percent-owned, 160-MBbl/d

MB-1 fractionator and its wholly owned 75-MBbl/d MB-2 and MB-3 fractionators and its ethane/propane splitter that are currently under construction. The project cost approximately $23 million, excluding AFUDC.

Ethane/Propane Splitter - ONEOK Partners is constructing a new 40-MBbl/d ethane/propane splitter at its Mont Belvieu storage facility to split ethane/propane mix into purity ethane in order to meet the needs of petrochemical customers, which we expect will grow over the long term. The facility will be capable of producing 32 MBbl/d of purity ethane and 8 MBbl/d of propane, and is expected to be completed during the first quarter 2014.  The ethane/propane splitter is expected to cost approximately $45 million, excluding AFUDC.

Bakken NGL Pipeline and related projects - The Bakken NGL Pipeline, a 600-mile natural gas liquids pipeline with designed capacity to transport 60 MBbl/d of unfractionated NGLs from the Williston Basin to the Overland Pass Pipeline, was placed in service in April 2013.  The unfractionated NGLs then are delivered to ONEOK Partners’ existing natural gas liquids fractionation and distribution infrastructure in the Mid-Continent.  NGL supply commitments for the Bakken NGL Pipeline are anchored by NGL production from ONEOK Partners’ natural gas processing plants.

ONEOK Partners is investing an additional $100 million to install additional pump stations on the Bakken NGL Pipeline to increase its capacity to 135 MBbl/d from the original design capacity of 60 MBbl/d. Project costs for the new pipeline, including the expansion, are estimated to be $590 million to $620 million, excluding AFUDC. The expansion is expected to be completed in the third quarter 2014.

The unfractionated NGLs from the Bakken NGL Pipeline and other supply sources under development in the Rocky Mountain region required installing additional pump stations and expanding existing pump stations on the Overland Pass Pipeline in which ONEOK Partners owns a 50 percent equity interest.  These additions and expansions were completed in the second quarter 2013 and increased the capacity of the Overland Pass Pipeline to 255 MBbl/d.  ONEOK Partners’ anticipated share of the costs for this project is estimated to be $36 million, excluding AFUDC.

Sage Creek related infrastructure - On September 30, 2013, ONEOK Partners completed the acquisition of a business comprised of natural gas gathering and processing and natural gas liquids facilities in the NGL-rich Niobrara Shale formation of the Powder River Basin which includes a natural gas liquids pipeline.  The acquired natural gas liquids pipeline will be integrated into ONEOK Partners’ natural gas liquids system and used as a platform for future growth opportunities. ONEOK Partners plans to invest approximately $85 million, excluding AFUDC, to build new NGL pipeline infrastructure and connect the Sage Creek natural gas processing plant to its Bakken NGL Pipeline. These projects are expected to be completed by the end of 2014.

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

New natural gas liquids pipeline and modification of Hutchinson fractionation infrastructure - ONEOK Partners plans to invest approximately $140 million, excluding AFUDC, to construct a new 95-mile natural gas liquids pipeline that will connect its existing natural gas liquids fractionation and storage facilities in Hutchinson, Kansas, to similar facilities in Medford, Oklahoma. These projects also include related modifications to existing natural gas liquids fractionation infrastructure at Hutchinson, Kansas, to accommodate additional unfractionated NGLs produced in the Williston Basin. The pipeline and related modifications are expected to be completed during the first quarter 2015.

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

Selected Financial Results and Operating Information - The following table sets forth certain selected financial results for our ONEOK Partners segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2013 vs. 2012		2013 vs. 2012
Financial Results	2013	2012	2013	2012	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues	$3,134.7	$2,547.5	$8,420.4	$7,266.4	$587.2	23%	$1,154.0	16%
Cost of sales and fuel	2,711.1	2,127.8	7,214.3	6,024.1	583.3	27%	1,190.2	20%
Net margin	423.6	419.7	1,206.1	1,242.3	3.9	1%	(36.2)	(3%)
Operating costs	122.3	121.1	384.6	360.4	1.2	1%	24.2	7%
Depreciation and amortization	61.2	49.8	174.1	150.0	11.4	23%	24.1	16%
Gain on sale of assets	—	(0.4)	0.4	0.6	0.4	(100%)	(0.2)	(33%)
Operating income	$240.1	$248.4	$647.8	$732.5	$(8.3)	(3%)	$(84.7)	(12%)
Equity earnings from investments	$27.5	$28.6	$79.7	$92.4	$(1.1)	(4%)	$(12.7)	(14%)
Interest expense	$(57.7)	$(47.8)	$(171.1)	$(148.1)	$9.9	21%	$23.0	16%
Capital expenditures	$449.1	$375.3	$1,373.9	$1,011.5	$73.8	20%	$362.4	36%

Revenues increased for the three and nine months ended September 30, 2013, compared with the same period last year, due to higher natural gas and NGL volumes from ONEOK Partners’ recently completed capital projects, offset partially by significantly narrower NGL price differentials between the Mid-Continent market center at Conway, Kansas, and the Gulf Coast market center at Mont Belvieu, Texas, the impact of ethane rejection in ONEOK Partners’ natural gas liquids business and lower net realized natural gas and NGL product prices in ONEOK Partners’ natural gas gathering and processing business.  The increase in natural gas and NGL supply resulting from the development of unconventional resource areas in North America has caused narrower natural gas location and seasonal price differentials in the markets we serve and generally lower NGL prices and narrower NGL location price differentials during the first nine months of 2013, compared with the same period last year.

NGL location price differentials were significantly narrower between the Mid-Continent market center at Conway, Kansas, and the Gulf Coast market center at Mont Belvieu, Texas, for the three and nine months ended September 30, 2013, compared with the same periods last year, due primarily to strong NGL production growth from the development of NGL-rich areas and high ethane inventory levels at Mont Belvieu. An unusually long maintenance outage season in the petrochemical industry during 2013 reduced ethane demand, which contributed to the higher ethane inventory levels.

The differential between the composite price of NGL products and the price of natural gas, particularly the differential between ethane and natural gas, may influence the volume of NGLs recovered from natural gas processing plants.  Lower ethane prices have resulted in ethane rejection at some of ONEOK Partners’ natural gas processing plants and some of its customers’ natural gas processing plants connected to ONEOK Partners’ natural gas liquids system in the Mid-Continent and Rocky Mountain regions during the first nine months of 2013.

Net margin increased for the three months ended September 30, 2013, compared with the same period last year, due primarily to the following:

•
an increase of $35.0 million related to the exchange-services margins, which resulted from higher NGL volumes gathered, contract renegotiations for higher fees associated with ONEOK Partners’ NGL exchange-services activities and higher revenues from customers with minimum volume obligations in ONEOK Partners’ natural gas liquids business;

•
an increase of $21.1 million due primarily to volume growth in the Williston Basin from ONEOK Partners’ new Stateline I and Stateline II natural gas processing plants and increased well connections resulting in higher natural gas volumes gathered, compressed, processed, transported and sold, and higher fees in ONEOK Partners’ natural gas gathering and processing business;

•
an increase of $9.8 million due to the impact of operational measurement gains of approximately $2.8 million in the third quarter 2013 compared with losses of approximately $7.0 million in the same period last year in ONEOK Partners’ natural gas liquids business; and

•	an increase of $4.1 million in storage margins in ONEOK Partners’ natural gas liquids business due primarily to contract renegotiations; offset partially by

•	a decrease of $42.3 million in optimization and marketing margins in ONEOK Partners’ natural gas liquids business,

which resulted from a $39.5 million decrease due primarily to significantly narrower NGL location price differentials, offset partially by higher transportation capacity available for optimization activities due to ethane rejection, and a $17.8 million decrease in marketing margins, offset partially by a $15.0 million increase due primarily to more favorable NGL product price differentials. In the third quarter 2012, ONEOK Partners’ realized higher marketing margins on the sale of NGL inventory held associated with the scheduled maintenance at its Mont Belvieu fractionation facility;

•	a decrease of $8.0 million resulting from the impact of ethane rejection in ONEOK Partners’ natural gas liquids business, which resulted in lower NGL volumes;

•
a decrease of $6.9 million related to lower isomerization volumes in ONEOK Partners’ natural gas liquids business, resulting from the narrower price differential between normal butane and iso-butane; and

•	a decrease of $4.3 million due primarily to lower net realized NGL product prices in ONEOK Partners’ natural gas gathering and processing business.

Net margin decreased for the nine months ended September 30, 2013, compared with the same period last year, due primarily to the following:

•	a decrease of $173.8 million in optimization and marketing margins in ONEOK Partners’ natural gas liquids business, due primarily to significantly narrower NGL location price differentials;

•	a decrease of $32.0 million resulting from the impact of ethane rejection in ONEOK Partners’ natural gas liquids business, which resulted in lower NGL volumes;

•	a decrease of $25.8 million due primarily to lower net realized NGL product prices in ONEOK Partners’ natural gas gathering and processing business;

•
a decrease of $15.8 million related to lower isomerization volumes in ONEOK Partners’ natural gas liquids business, resulting from the narrower price differential between normal butane and iso-butane; and

•	a decrease of $8.3 million due to changes in ONEOK Partners’ natural gas gathering and processing contract mix and terms associated with ONEOK Partners’ volume growth; offset partially by

•
an increase of $124.6 million in exchange-services margins, which resulted from higher NGL volumes gathered, contract renegotiations for higher fees for ONEOK Partners’ NGL exchange-services activities and higher revenues from customers with minimum volume obligations in ONEOK Partners’ natural gas liquids business;

•
an increase of $66.0 million due primarily to volume growth in the Williston Basin from ONEOK Partners’ new Stateline I and Stateline II natural gas processing plants and increased well connections resulting in higher natural gas volumes gathered, compressed, processed, transported and sold, and higher fees in ONEOK Partners’ natural gas gathering and processing business;

•
an increase of $19.7 million due to the impact of operational measurement gains in ONEOK Partners’ natural gas liquids business of approximately $11.5 million in 2013 compared with losses of approximately $8.2 million in the same period last year; and

•	an increase of $6.4 million due to a contract settlement in ONEOK Partners’ natural gas gathering and processing business.

Operating costs increased for the three months ended September 30, 2013, compared with the same period last year, primarily as a result of the growth of ONEOK Partners’ operations and completed capital projects primarily in its natural gas gathering and processing and natural gas liquids businesses, including the following:

•
an increase of $3.5 million due to higher materials and supplies, and outside services expenses associated primarily with growth and scheduled maintenance in ONEOK Partners’ operations; partially offset by

•	a decrease of $1.7 million in employee-related costs due primarily to lower incentive compensation costs, offset partially by higher labor and employee benefit costs.

Operating costs increased for the nine months ended September 30, 2013, compared with the same period last year, primarily as a result of the growth of ONEOK Partners’ operations and completed capital projects primarily in its natural gas gathering and processing and natural gas liquids businesses, including the following:

•	an increase of $10.5 million due to higher materials and supplies, and outside services expenses;

•	an increase of $9.0 million in employee-related costs due to higher labor and employee benefit costs, offset partially by lower incentive compensation costs; and

•	an increase of $5.1 million due to higher ad valorem taxes.

Depreciation and amortization expense increased for the three and nine months ended September 30, 2013, compared with the same periods last year, due primarily to the depreciation expense associated with ONEOK Partners’ completed capital projects.

Equity earnings decreased for the three and nine months ended September 30, 2013, respectively, compared with the same periods last year, due primarily to reduced Northern Border Pipeline transportation rates resulting from a rate settlement with its customers that was approved by the FERC effective January 1, 2013, and lower earnings at Venice Energy Services Company, a natural gas processing facility in which ONEOK Partners own a 10 percent interest. The new long-term transportation rates on Northern Border Pipeline are approximately 11 percent lower, than previous rates, which reduced ONEOK Partners’ equity earnings in 2013 and are expected to reduce equity earnings and cash distributions from Northern Border Pipeline in the future. Substantially all of Northern Border Pipeline’s long-haul transportation capacity has been contracted through March 2015.

Interest expense increased for the three and nine months ended September 30, 2013, compared with the same periods last year, due primarily to interest costs from ONEOK Partners’ $1.25 billion debt issuance in September 2013 and $1.3 billion debt issuance in September 2012, offset partially by higher capitalized interest associated with its investments in growth projects.

Capital expenditures increased for the three and nine months ended September 30, 2013, compared with the same periods last year, due primarily to the growth projects in ONEOK Partners’ natural gas gathering and processing and natural gas liquids businesses. During the third quarter 2013, ONEOK Partners’ natural gas gathering and processing business connected approximately 340 new wells to its systems compared with approximately 280 in the same period last year. For the nine months ended September 30, 2013, ONEOK Partners’ natural gas gathering and processing business connected approximately 950 wells to its systems compared with approximately 710 in the same period last year.

Selected Operating Information - The following table sets forth selected operating information for our ONEOK Partners segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information	2013	2012	2013	2012
Natural gas gathering and processing business (a)
Natural gas gathered (BBtu/d)	1,389	1,149	1,311	1,091
Natural gas processed (BBtu/d) (b)	1,135	906	1,060	833
NGL sales (MBbl/d)	83	62	77	57
Residue gas sales (BBtu/d)	521	416	475	386
Realized composite NGL net sales price ($/gallon) (c)	$0.90	$1.10	$0.87	$1.07
Realized condensate net sales price ($/Bbl) (c)	$90.68	$86.54	$87.40	$87.72
Realized residue gas net sales price ($/MMBtu) (c)	$3.36	$3.69	$3.48	$3.74
Natural gas liquids business
NGL sales (MBbl/d)	686	615	647	544
NGLs transported-gathering lines (MBbl/d) (a)	574	530	542	517
NGLs fractionated (MBbl/d) (b)	557	581	535	565
NGLs transported-distribution lines (MBbl/d) (a)	454	504	426	489
Conway-to-Mont Belvieu OPIS average price differential - ethane in ethane/propane mix ($/gallon)	$0.04	$0.16	$0.04	$0.21
Natural gas pipelines business (a)
Natural gas transportation capacity contracted (MDth/d)	5,428	5,249	5,486	5,345
Transportation capacity subscribed	89%	87%	90%	88%
Average natural gas price
Mid-Continent region ($/MMBtu)	$3.42	$2.75	$3.56	$2.43
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.
(c) - Presented net of the impact of hedging activities on ONEOK Partners’ equity volumes.

Natural gas volumes gathered and processed and natural gas and NGLs sold in ONEOK Partners’ natural gas gathering and processing business increased for the three and nine months ended September 30, 2013, compared with the same periods last year, due to increased well connections in the Williston Basin and western Oklahoma, completion of additional gathering lines and compression, including ONEOK Partners’ Divide County gathering system, to support ONEOK Partners’ new Stateline I and Stateline II natural gas processing plants placed in service in September 2012 and April 2013, respectively.

The quantity and composition of NGLs and natural gas continues to change as its new natural gas processing plants in the Williston Basin are placed in service.  ONEOK Partners’ Garden Creek, Stateline I and Stateline II plants have the capability to recover ethane when economic conditions warrant but did not do so during the first nine months of 2013. As a result, ONEOK Partners’ equity NGL volumes are weighted more toward propane, iso-butane, normal butane and natural gasoline, compared with the same period last year.

NGLs transported on gathering lines increased for the three and nine months ended September 30, 2013, compared with the same periods last year, due primarily to increased volumes from the Williston Basin made available by ONEOK Partners’ completed Bakken NGL Pipeline and increased volumes in the Mid-Continent and Texas made available through ONEOK Partners’ Cana-Woodford Shale and Granite Wash projects, offset partially by decreases in NGL volumes gathered as a result of ethane rejection.

NGLs fractionated decreased for the three and nine months ended September 30, 2013, compared with the same periods last year, due primarily to decreased volumes as a result of ethane rejection during 2013, offset partially by higher volumes from the Williston Basin made available by ONEOK Partners’ completed Bakken NGL Pipeline.

NGLs transported on distribution lines decreased for the three and nine months ended September 30, 2013, compared with the same periods last year, due primarily to decreased volumes resulting from ethane rejection.

In November 2012, the FERC initiated a review of Viking Gas Transmission’s rates pursuant to Section 5 of the Natural Gas Act. In August 2013, a settlement was reached and filed with the FERC providing for a 2 percent annual reduction in rates beginning January 1, 2014. An Administrative Law Judge certified the settlement in September 2013 and recommended FERC approval. ONEOK Partners expects the FERC to approve the settlement as filed.

Commodity-Price Risk - The following tables set forth ONEOK Partners’ natural gas gathering and processing business’ hedging information for its equity volumes for the periods indicated:

	Three Months Ending December 31, 2013
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d)	9,034	$1.11	/ gallon	61%
Condensate (Bbl/d)	2,213	$2.41	/ gallon	80%
Total (Bbl/d)	11,247	$1.37	/ gallon	64%
Natural gas (MMBtu/d)	68,315	$3.90	/ MMBtu	75%

	Year Ending December 31, 2014
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (Bbl/d)	1,475	$1.37	/ gallon	11%
Condensate (Bbl/d)	2,233	$2.24	/ gallon	66%
Total (Bbl/d)	3,708	$1.89	/ gallon	22%
Natural gas (MMBtu/d)	69,274	$4.11	/ MMBtu	63%

	Year Ending December 31, 2015
	Volumes Hedged	Average Price		Percentage Hedged
Natural gas (MMBtu/d)	48,877	$4.19	/ MMBtu	41%

ONEOK Partners expects its natural gas liquids and natural gas commodity-price sensitivity to increase in the future as ONEOK Partners’ capital projects are completed and volumes increase under POP contracts with ONEOK Partners’ customers. ONEOK Partners’ natural gas gathering and processing businesses’ commodity-price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas, excluding the effects of hedging, and assuming normal operating conditions.  ONEOK Partners’ condensate sales are based on the price of crude oil. ONEOK Partners estimates the following:

•	a $0.01 per-gallon change in the composite price of NGLs would change annual net margin by approximately $2.0 million;

•	a $1.00 per-barrel change in the price of crude oil would change annual net margin by approximately $1.3 million; and

•	a $0.10 per-MMBtu change in the price of natural gas would change annual net margin by approximately $3.7 million.

These estimates do not include any effects on demand for ONEOK Partners’ services or processing plant operations that might be caused by, or arise in conjunction with, commodity price fluctuations.  For example, a change in the gross processing spread may cause a change in the amount of ethane extracted from the natural gas stream, impacting gathering and processing margins for certain contracts.

See Note E of the Notes to Consolidated Financial Statements in this Quarterly Report for more information on ONEOK Partners’ hedging activities.

Equity Investments - Low natural gas prices and the relatively higher crude oil and NGL prices compared with natural gas on a heating-value basis have caused producers primarily to focus development efforts on crude oil and NGL-rich supply basins rather than areas with dry natural gas production, such as the coal-bed methane areas in the Powder River Basin.  The reduced coal-bed methane development activities and natural production declines in the dry natural gas formations of the Powder River Basin have resulted in lower dry natural gas volumes available to be gathered.  While the reserve potential in the dry natural gas formations of the Powder River Basin still exists, future drilling and development will be affected by commodity prices and producers’ alternative prospects.

Due to recent reductions in producer activity and declines in natural gas volumes gathered in the Powder River Basin on the Bighorn Gas Gathering system, in which ONEOK Partners owns a 49 percent equity interest, ONEOK Partners tested its investment for impairment at March 31, 2013. The estimated fair value exceeded the carrying value; however, a decline of 10 percent or more in the fair value of ONEOK Partners’ investment in Bighorn Gas Gathering would result in a noncash impairment charge. ONEOK Partners was not able to reasonably estimate a range of potential future impairment charges, as many of the assumptions that would be used in its estimate of fair value are dependent upon events beyond its control. There were no impairment indicators identified in the third quarter 2013. The carrying amount of ONEOK Partners’ investment at September 30, 2013, was $88.7 million, which includes $53.4 million in equity method goodwill.

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

Selected Financial Results - The following table sets forth certain selected financial results for the continuing operations of our Natural Gas Distribution segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2013 vs. 2012		2013 vs. 2012
Financial Results	2013	2012	2013	2012	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Gas sales	$192.2	$177.3	$1,071.2	$853.0	$14.9	8%	$218.2	26%
Transportation revenues	19.7	19.9	71.8	65.2	(0.2)	(1)%	6.6	10%
Cost of sales	60.5	53.9	577.9	398.1	6.6	12%	179.8	45%
Net margin, excluding other revenues	151.4	143.3	565.1	520.1	8.1	6%	45.0	9%
Other revenues	7.8	7.7	24.3	25.7	0.1	1%	(1.4)	(5)%
Net margin	159.2	151.0	589.4	545.8	8.2	5%	43.6	8%
Operating costs	109.3	103.4	330.5	312.1	5.9	6%	18.4	6%
Depreciation and amortization	32.3	31.9	100.1	97.5	0.4	1%	2.6	3%
Operating income	$17.6	$15.7	$158.8	$136.2	$1.9	12%	$22.6	17%
Capital expenditures	$83.8	$74.3	$206.4	$205.7	$9.5	13%	$0.7	—%

The following table sets forth our net margin, excluding other revenues, by type of customer, for the periods indicated:

Net Margin, Excluding Other Revenues	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2013 vs. 2012		2013 vs. 2012
	2013	2012	2013	2012	Increase (Decrease)		Increase (Decrease)
Gas sales	(Millions of dollars)
Residential	$109.1	$102.3	$407.5	$375.3	$6.8	7%	$32.2	9%
Commercial and industrial	21.8	20.3	82.2	76.7	1.5	7%	5.5	7%
Wholesale/public authority	0.8	0.8	3.6	2.9	—	—%	0.7	24%
Net margin on gas sales	131.7	123.4	493.3	454.9	8.3	7%	38.4	8%
Transportation margin	19.7	19.9	71.8	65.2	(0.2)	(1)%	6.6	10%
Net margin, excluding other revenues	$151.4	$143.3	$565.1	$520.1	$8.1	6%	$45.0	9%

Net margin increased for the three months ended September 30, 2013, compared with the same period last year, due primarily to the following:

•	an increase of $8.1 million from new rates in all three states; offset partially by

•	a decrease of $1.0 million from lower transportation volumes due primarily to lower demand from large customers in Kansas and Oklahoma.

Net margin increased for the nine months ended September 30, 2013, compared with the same period last year, due primarily to the following:

•	an increase of $29.8 million from new rates in all three states;

•	an increase of $8.0 million due to higher sales volumes due primarily to colder than normal weather in Oklahoma and Kansas in 2013, compared with warmer than normal weather in 2012; and

•	an increase of $3.6 million from higher transportation volumes due primarily to higher demand from weather-sensitive customers in Kansas.

Operating costs increased for the three months ended September 30, 2013, compared with the same period last year, due primarily to the following:

•
an increase of $2.6 million in employee-related expense, due primarily to higher pension costs resulting from an annual change in the estimated discount rate and higher labor costs, offset partially by lower share-based compensation costs;

•
an increase of $1.8 million in ad valorem tax expense primarily as a result of an increase in the level of ad valorem tax expense recovered in base rates, which is offset in net margin. For Kansas Gas Service, actual ad valorem taxes incurred that differ from the level of ad valorem taxes recovered in base rates continue to be deferred and recovered or refunded through the ad valorem tax surcharge;

•	an increase of $1.2 million in bad debt expense as a result of increased revenues; and

•	an increase of $1.0 million in legal costs.

Operating costs increased for the nine months ended September 30, 2013, compared with the same period last year, due primarily to the following:

•	an increase of $12.6 million in employee-related expense, due primarily to higher pension costs resulting from an annual change in the estimated discount rate and higher labor costs;

•	an increase of $5.3 million in ad valorem tax expense primarily as a result of an increase in the level of ad valorem tax expense recovered in base rates, which is offset in net margin; and

•	an increase of $2.4 million in bad debt expense as a result of increased revenues.

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

Capital expenditures increased for the three and nine months ended September 30, 2013, compared with the same periods last year, primarily as a result of extending service to new areas.

Selected Operating Information - The following tables set forth certain selected information for the regulated operations of our Natural Gas Distribution segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Number of Customers	2013	2012	2013	2012
Residential	1,929,864	1,918,486	1,945,631	1,932,295
Commercial and industrial	152,808	151,913	155,391	154,430
Wholesale/public authority	2,758	2,765	2,761	2,739
Transportation	12,042	11,934	12,022	11,908
Total customers	2,097,472	2,085,098	2,115,805	2,101,372

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Volumes (MMcf)	2013	2012	2013	2012
Gas sales
Residential	7,545	7,342	79,136	66,060
Commercial and industrial	3,775	3,693	24,806	21,108
Wholesale/public authority	272	555	3,092	5,388
Total volumes sold	11,592	11,590	107,034	92,556
Transportation	43,148	45,792	151,660	149,167
Total volumes delivered	54,740	57,382	258,694	241,723

Residential, commercial and industrial volumes increased for the three and nine months ended September 30, 2013, compared with the same periods last year, due primarily to colder temperatures in 2013; however, the impact on margins was mitigated largely by weather-normalization mechanisms.

Our Energy Services segment was the successful bidder to Oklahoma Natural Gas’ request for proposal for no-notice natural gas storage service resulting in Oklahoma Natural Gas taking the assignment of 18.0 Bcf of storage capacity from an affiliate, effective June 2013. The cost associated with the storage is recoverable through the Oklahoma Natural Gas purchased-gas adjustment clause.

Regulatory Initiatives - Oklahoma - On October 18, 2013, Oklahoma Natural Gas filed a joint application with the OCC to postpone its next rate case, currently required in 2014. The joint stipulation and settlement agreement in support of the application was filed October 25, 2013. If approved, Oklahoma Natural Gas will file a performance-based rate change application in 2014 and a rate case in 2015 based on a test year consisting of the first four quarters of Oklahoma Natural Gas’ operations as a division of ONE Gas.

In March 2013, Oklahoma Natural Gas filed a Performance-Based Rate Change (PBRC) application at the OCC seeking no modification to customers’ base rates. The filing includes a small adjustment to residential, commercial and industrial customers’ monthly charge for energy-efficiency program collections. This filing was approved by the OCC in August 2013.

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

Kansas - In October 2012, Kansas Gas Service, the staff of the KCC and the Citizens’ Utility Ratepayer Board filed a joint motion to approve a stipulated settlement agreement granting a $28 million increase in base rates and an $18 million reduction in amounts currently recovered through surcharges, effectively increasing its annual revenues by a net amount of $10 million. The KCC approved this settlement in December 2012, and the new rates were effective January 2013.

In August 2013, Kansas Gas Service filed an application to increase the Gas Systems Reliability Surcharge by $1.5 million. This surcharge is a capital-recovery mechanism that allows for rate adjustment, providing recovery of and a return on incremental safety-related and government-mandated capital investments made between rate cases. Staff of the KCC issued its report and recommendation that the application be approved as filed. The KCC is expected to make a final ruling by December 2013.

Texas - Texas Gas Service has made annual filings for interim rate relief under the Gas Reliability Infrastructure Program (GRIP) statute with the cities of Austin, Texas, and surrounding communities in February 2013 and with El Paso, Texas, in April 2013 for approximately $4.1 million and $4.9 million, respectively.  GRIP is a capital-recovery mechanism that allows for an interim rate adjustment providing recovery and a return on incremental capital investments made between rate cases. In May 2013, the City of Austin, Texas, approved the requested increase. In July 2013, the city of El Paso denied Texas Gas Service’s GRIP request, which we appealed to the RRC. In September 2013, the RRC approved Texas Gas Service’s requested increase.

In the normal course of business, we have filed rate cases and sought GRIP and cost-of-service adjustments in various other Texas jurisdictions to address investments in rate base and changes in expense. Annual rate increases totaling $4.1 million associated with these filings were approved in 2013.

Energy Services

Overview - In June 2013, we announced we will discontinue our Energy Services segment through an accelerated wind down process. Our Energy Services segment continues to face challenging industry conditions that show no signs of improving. Increased natural gas supply and infrastructure, coupled with lower natural gas price volatility have narrowed seasonal and location natural gas price differentials, resulting in limited opportunities to generate revenues to cover our fixed costs on contracted storage and transportation capacity. We executed agreements in 2013 to release a significant portion of our nonaffiliated, third-party natural gas transportation and storage contracts to third parties effective July 1 and September 1, 2013. In addition, pursuant to a request for proposal, our Energy Services segment assigned contracts for 18.0 Bcf of storage capacity leased from an affiliate to our Natural Gas Distribution segment effective June 2013. We expect the Energy Services segment to be classified as discontinued operations, effective March 31, 2014, when substantially all operations of the segment have ceased.

As a result of the accelerated wind down, we recorded noncash charges totaling approximately $113.8 million, before taxes, in the second quarter 2013 and approximately $16.4 million, before taxes, in the third quarter 2013, which were recorded in cost of sales and fuel in our Consolidated Statements of Income. We also expect to record additional noncash charges of approximately $12 million, before taxes, between October 1, 2013, and March 31, 2014, subject to the release or assignment of the remaining natural gas transportation and storage contracts. We expect future cash expenditures associated with the released transportation and storage capacity from the wind down of our Energy Services segment to total approximately $89 million on an after-tax basis with approximately $8 million paid in the fourth quarter 2013, $33 million in 2014, $24 million in 2015 and $24 million over the period 2016 through 2023.

During the wind down process, we will retain 23.5 Bcf of contracted natural gas storage capacity of which 20.5 will expire by March 31, 2014. We expect to release the remaining 3.0 Bcf of natural gas storage capacity effective April 1, 2014. We will utilize this capacity to serve our contracted premium services customers by providing natural gas supply and risk-management services for natural gas and electric utilities and industrial customers. Premium services volumes, revenues and cost of sales decreased materially as we have realigned our business operations with the remaining contracted capacity. Our premium services include next-day and no-notice natural gas delivery services.  Next-day services allow our customers to call on additional natural gas supply up to an amount agreed upon in a service contract and expect delivery the following day.  No-notice services allow customers to call on additional natural gas supply and expect immediate delivery.  We also provide weather-related protection and other custom solutions based on our customers’ specific needs.

Selected Financial Results - The following table sets forth certain selected financial results for our Energy Services segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2013 vs. 2012		2013 vs. 2012
Financial Results	2013	2012	2013	2012	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues	$332.2	$363.8	$1,290.7	$1,093.6	$(31.6)	(9)%	$197.1	18%
Cost of sales and fuel	354.5	381.1	1,450.1	1,136.7	(26.6)	(7)%	313.4	28%
Net margin	(22.3)	(17.3)	(159.4)	(43.1)	(5.0)	29%	(116.3)	*
Operating costs	2.3	4.4	10.9	13.9	(2.1)	(48)%	(3.0)	(22)%
Depreciation and amortization	0.1	0.1	0.2	0.3	—	—%	(0.1)	(33)%
Goodwill impairment	—	—	—	10.3	—	—%	(10.3)	(100)%
Operating loss	$(24.7)	$(21.8)	$(170.5)	$(67.6)	$(2.9)	13%	$(102.9)	*
* Percentage change is greater than 100 percent.

Segment wind down charges - During the three and nine months ended September 30, 2013, we recorded approximately $16.4 million and $130.2 million, respectively, of noncash charges related to the full release of a significant portion of our natural gas transportation and storage contracts to third parties. During the three months ended September 30, 2013, we made cash payments of $6.2 million related to this obligation.

Operating results - Revenues and cost of sales and fuel have decreased for the three months ended September 30, 2013, compared with the same period last year, due primarily to lower natural gas transportation and storage volumes. Revenues and cost of sales and fuel have significantly increased for the nine months ended September 30, 2013, compared with the same period last year, due primarily to higher natural gas prices. Cost of sales and fuel have also significantly increased due to noncash charges incurred as a result of the full release of a significant portion of our natural gas transportation and storage contracts to third parties related to the accelerated wind down.

Excluding noncash charges related to the released capacity, net margin increased by $11.4 million for the three months ended September 30, 2013, compared with the same period last year, primarily due to reduced contracted transportation and storage capacity resulting in lower demand charges in the current year.

Excluding noncash charges related to the released capacity, net margin increased by $13.9 million for the nine months ended September 30, 2013, compared with the same period last year, primarily due to the following:

•
a net increase of $12.9 million in storage and marketing margins, net of hedging activities, due primarily to an increase related to the reclassification in the first quarter 2012 of deferred losses into earnings from accumulated other comprehensive income (loss) on certain financial contracts that were used to hedge forecasted purchases on natural gas in 2012 and reduced storage capacity resulting in lower demand charges in the current year, offset partially by decreases due to lower realized seasonal storage differentials and marketing margins, net of hedging activities; and

•	an increase of $9.5 million in transportation margins, due primarily to reduced contracted transportation capacity resulting in lower demand charges in the current year; offset partially by

•	a decrease of $4.5 million in premium-services margins, associated primarily with lower demand fees; and

•	a decrease of $3.5 million in financial trading margins.

Operating costs decreased for the three and nine months ended September 30, 2013, compared with the same periods last year, due primarily to lower employee-related expenses.

We also recognized an expense of $10.3 million related to the impairment of our goodwill in the first quarter 2012.  Given the significant decline in natural gas prices and its effect on location and seasonal price differentials, we performed an interim impairment assessment in the first quarter 2012 that reduced our goodwill balance to zero.

Selected Operating Information - At September 30, 2013, our natural gas transportation capacity was 0.1 Bcf/d, of which 0.1 Bcf/d was contracted under long-term natural gas transportation contracts, compared with 1.1 Bcf/d of total capacity and 1.0 Bcf/d of long-term capacity at September 30, 2012.  During the third quarter 2013, we released approximately 0.7 Bcf/d of transportation capacity as a result of the accelerated wind down. The remaining 0.1 Bcf/d of transportation capacity will expire by March 31, 2014.

Our natural gas in storage at September 30, 2013, was 20.2 Bcf, compared with 66.4 Bcf at September 30, 2012.  During the third quarter 2013, our total natural gas storage capacity decreased from 34.1 Bcf at June 30, 2013, to 24.0 Bcf at September 30, 2013, due primarily to 10.1 Bcf of storage capacity we released to third parties. An additional 0.5 Bcf of storage capacity was assigned effective October 1, 2013. The remaining 23.5 Bcf of storage capacity will either be released or will expire by March 31, 2014. At September 30, 2013, our natural gas storage capacity under lease had a maximum withdrawal capability of 0.6 Bcf/d and maximum injection capability of 0.4 Bcf/d.

CONTINGENCIES

Gas Index Pricing Litigation - As previously reported, ONEOK and its subsidiary, ONEOK Energy Services Company L.P. (OESC), along with several other energy companies, are defending multiple lawsuits arising from alleged market manipulation or false reporting of natural gas prices to natural gas-index publications. On April 10, 2013, the United States Court of Appeals for the Ninth Circuit reversed the summary judgments that had been granted in favor of ONEOK, OESC and other unaffiliated defendants in the following cases: Reorganized FLI, Learjet, Arandell, Heartland and NewPage. The Ninth Circuit also reversed the summary judgment that had been granted in favor of OESC on all state law claims asserted in the Sinclair case. The Ninth Circuit directed the removal of the cases back to the United States District Court for the District of Nevada for further proceedings. ONEOK, OESC and the other unaffiliated defendants filed a Petition for Writ of Certiorari with the United States Supreme Court on August 26, 2013. The Ninth Circuit has ordered the cases stayed until the final disposition of the Petition for Writ of Certiorari.

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

We expect future cash expenditures associated with the released transportation and storage capacity from the wind down of our Energy Services segment to total approximately $89 million on an after-tax basis with approximately $8 million paid in the fourth quarter 2013, $33 million in 2014, $24 million in 2015 and $24 million over the period 2016 through 2023.

Capitalization Structure - The following table sets forth ONEOK’s capital structure, excluding the debt of ONEOK Partners, for the periods indicated:

	September 30,	December 31,
	2013	2012
Long-term debt	44%	45%
ONEOK shareholders’ equity	56%	55%
Debt (including notes payable)	50%	54%
ONEOK shareholders’ equity	50%	46%

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

The following table sets forth our consolidated capitalization structure at the dates indicated:

	September 30,	December 31,
	2013	2012
Long-term debt	62%	61%
Total equity	38%	39%
Debt (including notes payable)	64%	63%
Total equity	36%	37%

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

ONEOK Credit Agreement - The ONEOK Credit Agreement, which is scheduled to expire in March 2018, contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining ONEOK’s stand-alone debt-to-capital ratio of no more than 67.5 percent at the end of any calendar quarter, limitations on the ratio of indebtedness secured by liens and indebtedness of subsidiaries to consolidated net tangible assets, a requirement that ONEOK maintains the power to control the management and policies of ONEOK Partners, and a limit on new investments in master limited partnerships. The ONEOK Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, investments, fundamental changes in the nature of ONEOK’s businesses, transactions with affiliates, the use of proceeds and a covenant that limits ONEOK’s ability to restrict its subsidiaries’ ability to pay dividends.  The debt covenant calculations in the ONEOK Credit Agreement exclude the debt of ONEOK Partners.  In the event of a breach of certain covenants by ONEOK, amounts outstanding under the ONEOK Credit Agreement may become due and payable immediately. At September 30, 2013, ONEOK’s stand-alone debt-to-capital ratio, as defined by the ONEOK Credit Agreement, was 48.2 percent, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement.

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

The total amount of short-term borrowings authorized by ONEOK’s Board of Directors is $2.8 billion.  At September 30, 2013, ONEOK had $515.3 million of commercial paper outstanding, $1.9 million in letters of credit issued under the ONEOK Credit Agreement and approximately $56.5 million of cash and cash equivalents.  ONEOK had approximately $682.8 million of credit available at September 30, 2013, under the ONEOK Credit Agreement.  At September 30, 2013, ONEOK could have issued $2.7 billion of additional short- and long-term debt under the most restrictive provisions contained in its various borrowing agreements.

Effective March 28, 2013, we amended the ONEOK Credit Agreement to extend its maturity to March 28, 2018, from April 5, 2016, and reduce the facility fee and interest-rate margins for any borrowings after the amendment’s effective date.

ONEOK Partners Credit Agreement - The ONEOK Partners Credit Agreement contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will be increased to 5.5 to 1 for the quarter of the acquisition and the two following quarters.  As a result of ONEOK Partners’ Sage Creek acquisition on September 30, 2013, its allowable ratio of indebtedness to adjusted EBITDA increased to 5.5 to1 for the current quarter and will remain at that level through the first quarter 2014. Upon breach of certain covenants by ONEOK Partners in the ONEOK Partners Credit Agreement, amounts outstanding under the ONEOK Partners Credit Agreement, if any, may become due and payable immediately.  At September 30, 2013, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 4.2 to 1, and ONEOK Partners was in compliance with all covenants under the ONEOK Partners Credit Agreement.

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

The total amount of short-term borrowings authorized by the Board of Directors of ONEOK Partners GP, the general partner of ONEOK Partners, is $2.5 billion.  At September 30, 2013, ONEOK Partners had $47.0 million in commercial paper outstanding, no letters of credit issued, no borrowings outstanding under the ONEOK Partners Credit Agreement, approximately $723.0 million of cash and approximately $1.2 billion of credit available under the ONEOK Partners Credit Agreement.  At September 30, 2013, ONEOK Partners could have issued $1.9 billion of short- and long-term debt to meet its liquidity needs under the most restrictive provisions contained in its various borrowing agreements.

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

ONEOK Partners’ Debt Issuances - In September 2013, ONEOK Partners completed an underwritten public offering of $1.25 billion of senior notes, consisting of $425 million, 3.2 percent senior notes due 2018, $425 million, 5.0 percent senior notes due 2023 and $400 million, 6.2 percent senior notes due 2043. A portion of the net proceeds from the offering of approximately $1.24 billion was used to repay amounts outstanding under its commercial paper program, and the balance will be used for general partnership purposes, including but not limited to capital expenditures.

In September 2012, ONEOK Partners completed an underwritten public offering of $1.3 billion of senior notes, consisting of $400 million, 2.0 percent senior notes due 2017 and $900 million, 3.375 percent senior notes due 2022.  A portion of the net proceeds from the offering of approximately $1.29 billion was used to repay amounts outstanding under its commercial paper program, and the balance was used for general partnership purposes, including but not limited to capital expenditures.

ONEOK Partners’ Debt Maturity - ONEOK Partners repaid its $350 million, 5.9 percent senior notes upon maturity in April 2012 with a portion of the proceeds from its March 2012 equity issuance.

ONEOK Partners’ Equity Issuances - In August 2013, ONEOK Partners completed an underwritten public offering of 11.5 million common units at a public offering price of $49.61 per common unit, generating net proceeds of approximately $553.4 million. In conjunction with this issuance, ONEOK Partners GP contributed approximately $11.6 million in order to maintain our 2 percent general partner interest in ONEOK Partners. ONEOK Partners used a portion of the proceeds from its August 2013 equity issuance to repay amounts outstanding under its $1.2 billion commercial paper program and the balance was used for general partnership purposes.

ONEOK Partners has an “at-the-market” equity program for the offer and sale from time to time of its common units up to an aggregate amount of $300 million. The program allows ONEOK Partners to offer and sell its common units at prices ONEOK Partners deems appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions, or as otherwise agreed to between ONEOK Partners and the sales agent. ONEOK Partners is under no obligation to offer and sell common units under the program. During the three months ended March 31, 2013, ONEOK Partners sold common units through this program that resulted in net proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, of approximately $16.3 million. ONEOK Partners used the proceeds for general partnership purposes. ONEOK Partners did not sell any units under this program in the second or third quarter 2013.

As a result of these transactions, our aggregate ownership interest in ONEOK Partners decreased to 41.3 percent at September 30, 2013, from 43.4 percent at December 31, 2012.

In March 2012, ONEOK Partners completed an underwritten public offering of 8.0 million common units at a public offering price of $59.27 per common unit, generating net proceeds of approximately $460 million.  ONEOK Partners also sold 8.0 million common units to us in a private placement, generating net proceeds of approximately $460 million.  In conjunction with the issuances, ONEOK Partners GP contributed approximately $19 million in order to maintain our 2 percent general partner interest in ONEOK Partners.

Interest-rate Swaps - At September 30, 2013, and December 31, 2012, ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $400 million, which have settlement dates greater than 12 months.

Capital Expenditures - ONEOK’s and ONEOK Partners’ capital expenditures are financed typically through operating cash flows, short- and long-term debt and the issuance of equity.  Capital expenditures were $1.6 billion and $1.2 billion for the nine months ending September 30, 2013 and 2012, respectively.  Of these amounts, ONEOK Partners’ capital expenditures were $1.4 billion and $1.0 billion for the nine months ended September 30, 2013 and 2012, respectively.  Capital expenditures increased for the three months ended September 30, 2013, compared with the same period last year, due primarily to the growth projects in ONEOK Partners’ natural gas gathering and processing and natural gas liquids businesses.

The following table sets forth our 2013 projected capital expenditures, excluding AFUDC:

2013 Projected Capital Expenditures
(Millions of dollars)
ONEOK Partners	$2,100
Natural Gas Distribution	286
Other	30
Total projected capital expenditures	$2,416

Credit Ratings - Our credit ratings are shown in the table below:

	ONEOK		ONEOK Partners
Rating Agency	Rating	Outlook	Rating	Outlook
Moody’s	Baa2	Negative	Baa2	Stable
S&P	BBB	Negative	BBB	Negative

ONEOK’s and ONEOK Partners’ commercial paper programs are each rated currently Prime-2 by Moody’s and A2 by S&P. ONEOK’s and ONEOK Partners’ credit ratings, which are investment grade, may be affected by a material change in financial ratios or a material event affecting the business.  In July 2013, Moody’s and S&P announced they will review ONEOK’s ratings due to our announcement of the planned separation of our natural gas distribution business.  We expect that the credit rating agencies will assign ONEOK ratings in line with its general partner peers upon completion of the separation of the natural gas distribution business.  ONEOK anticipates receiving slightly lower credit ratings than it has currently following completion of the separation.  In addition, S&P affirmed ONEOK Partners current rating and revised its outlook on ONEOK Partners’ rating to negative due to its expectation that weak commodity prices, particularly NGL prices, could impact ONEOK Partners’ credit profile in 2014.

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

Our Energy Services segment relies upon the investment-grade rating of ONEOK’s senior unsecured long-term debt to reduce its collateral requirements.  Without investment-grade ratings, we may be required to fund margin requirements with our counterparties with cash, letters of credit or other negotiable instruments. The aggregate fair value of all financial derivative instruments with contingent features related to credit risk that were in a net liability position at September 30, 2013, was $2.5 million.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Nine Months Ended		2013 vs. 2012
	September 30,		Increase (Decrease)
	2013	2012
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$1,021.5	$762.9	$258.6
Investing activities	(1,880.7)	(1,198.6)	(682.1)
Financing activities	1,055.1	1,339.7	(284.6)
Change in cash and cash equivalents	195.9	904.0	(708.1)
Change in cash and cash equivalents included in discontinued operations	—	8.8	(8.8)
Change in cash and cash equivalents from continuing operations	195.9	912.8	(716.9)
Cash and cash equivalents at beginning of period	583.6	66.0	517.6
Cash and cash equivalents at end of period	$779.5	$978.8	$(199.3)

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

Cash flows from operating activities, before changes in operating assets and liabilities, were approximately $902.8 million for the nine months ended September 30, 2013, compared with $1.0 billion for the same period in 2012.  The decrease was due primarily to changes in net margin and operating expenses as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities increased operating cash flows by approximately $118.7 million for the nine months ended September 30, 2013, compared with a decrease of $259.6 million for the same period in 2012.  The increase was due primarily to the settlement of interest-rate swaps associated with ONEOK’s $700 million debt issuance in January 2012. The change was also impacted by the collection and payment of trade receivables and payables, resulting from the timing of cash collections from customers and paid to vendors and suppliers, which vary from period to period.

Investing Cash Flows - Cash used in investing activities increased for the nine months ended September 30, 2013, compared with the same period in 2012, due primarily to increased capital expenditures related to ONEOK Partners’ growth projects and the Sage Creek acquisition.

Financing Cash Flows - Cash provided by financing activities decreased for the nine months ended September 30, 2013, as compared with the same period in the prior year, primarily due to ONEOK’s January 2012 debt issuance; ONEOK Partners issued a similar amount of debt in both periods. This was offset partially by lower repayment of debt and higher issuance of ONEOK Partners’ common units in 2013. Cash flows were also impacted by increased distributions from ONEOK Partners to noncontrolling interests and increased dividends in 2013, compared with the same period last year.

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

Our 2012 total reported emissions were approximately 64.9 million metric tons of carbon dioxide equivalents. This total includes direct emissions from the combustion of fuel in our equipment, such as compressor engines and heaters, as well as carbon dioxide equivalents from natural gas and NGL products delivered to customers and produced, as if all such fuel and NGL products were combusted. The additional cost to gather and report this emissions data did not have, and we do not expect it to have, a material impact on our results of operations, financial position or cash flows.  In addition, Congress has considered, and may consider in the future, legislation to reduce greenhouse gas emissions, including carbon dioxide and methane. Likewise, the EPA may institute additional regulatory rulemaking associated with greenhouse gas emissions from the oil and gas industry. At this time, no rule or legislation has been enacted that assesses any costs, fees or expenses on any of these emissions.

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

In March 2013, the EPA issued proposed rulemaking to amend the NSPS for the crude oil and natural gas industry, pursuant to various industry comments, administrative petitions for reconsideration and/or judicial appeals of portions of the NSPS final rule. Beyond the March 2013 proposed amendments, the EPA indicated it would provide additional responses, amendments and/or policy guidance to amend or clarify other portions of the final rule in 2013. The rule was most recently amended on September 23, 2013. Based on the amendments and our understanding of pending stakeholder responses to the NSPS rule, we anticipate a reduction in our anticipated capital, operations and maintenance costs resulting from compliance with the regulation. However, the EPA may issue additional responses, amendments and/or policy guidance on the final rule, which could alter our present expectations. Generally, the NSPS rule will require expenditures for updated emissions controls, monitoring and record-keeping requirements at affected facilities in the crude oil and natural gas industry. We do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

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

Energy Services

In June 2013, we announced we will discontinue our Energy Services segment through an accelerated wind down process. See Note B of the Notes to Consolidated Financial Statements and the discussion under Energy Services in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Quarterly Report for information on the impact of the wind down activities on the Energy Services operations. As the operations of the Energy Services segment wind down, our exposure to commodity-price risk, seasonal and location-price risk and price volatility has decreased, and we expect it to decrease further upon completion of the wind down.

Fair Value Component of the Energy Marketing and Risk-Management Assets and Liabilities - The following table sets forth the fair value component of the energy marketing and risk-management assets and liabilities, excluding $12.3 million and $27.4 million of net assets at September 30, 2013, and December 31, 2012, respectively, from derivative instruments designated as either fair value or cash flow hedges for the periods indicated:

Fair Value Component of Energy Marketing and Risk-Management Assets and Liabilities
(Thousands of dollars)
Net fair value of derivatives outstanding at December 31, 2012	$5,033
Derivatives reclassified or otherwise settled during the period	40
Fair value of new derivatives entered into during the period	(1,088)
Other changes in fair value	(3,577)
Net fair value of derivatives outstanding at September 30, 2013 (a)	$408
(a) - The maturities of derivatives are based on injection and withdrawal periods from April through March, which is consistent with our business strategy. The maturities are as follows: $1.7 million in gains maturing through March 2014 and $1.3 million in losses maturing through March 2016.

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

Value-at-Risk (VAR) Disclosure of Commodity-Price Risk - The potential impact on our future earnings, as measured by VAR, was $0.1 million and $2.7 million at September 30, 2013 and 2012, respectively.  The following table sets forth the average, high and low VAR calculations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Value-at-Risk	2013	2012	2013	2012
	(Millions of dollars)
Average	$0.7	$3.0	$1.3	$2.8
High	$1.6	$4.0	$2.7	$4.0
Low	$0.1	$1.8	$0.1	$1.8

Our VAR calculation includes derivatives, executory storage and transportation agreements and their related hedges.  The variations in the VAR data are reflective of market volatility and changes in our portfolio during the year.  The decrease in average VAR for September 30, 2013, compared with September 30, 2012, was due primarily to a decrease in total storage and transportation capacity over the five-year period that VAR is calculated.

To the extent open commodity positions exist, fluctuating commodity prices can impact our financial results and financial position either favorably or unfavorably.  As a result, we cannot predict with precision the impact risk-management decisions may have on our business, operating results or financial position.

INTEREST-RATE RISK

We are subject to the risk of interest-rate fluctuation in the normal course of business.  We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and, at times, interest-rate swaps.  At September 30, 2013, the interest rate on all of ONEOK’s and ONEOK Partners’ long-term debt was fixed, and ONEOK Partners had forward-starting interest-rate swaps that have been designated as cash flow hedges of the variability of interest payments on a portion of a forecasted debt issuance that may result from changes in the benchmark interest rate before the debt is issued. Future issuances of long-term debt could be impacted by recent increases in interest rates, which could result in higher interest costs.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the third quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information relating to our purchases of our common stock for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number(or Approximate Dollar Value) of Shares (or Units) that May Be Purchased Under the Plans or Programs
July 1-31, 2013	—	$—	—
August 1-31, 2013	—	$—	—
September 1-30, 2013	—	$—	—
Total	—	$—	—	$300,000,000	(a)
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

4.31
Tenth Supplemental Indenture, dated  September 12, 2013, among ONEOK Partners, L.P., ONEOK
Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the
3.200% Senior Notes due 2018 (incorporated by reference from Exhibit 4.2 to ONEOK Partners, L.P.’s
Current Report on Form 8-K filed on September 12, 2013 (File No. 1-12202)).

4.32
Eleventh Supplemental Indenture, dated September 12, 2013, among ONEOK Partners, L.P., ONEOK
Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the
5.000% Senior Notes due 2023 (incorporated by reference from Exhibit 4.3 to ONEOK Partners, L.P.’s
Current Report on Form 8-K filed on September 12, 2013 (File No. 1-12202)).

4.33
Twelfth Supplemental Indenture, dated  September 12, 2013, among ONEOK Partners, L.P., ONEOK
Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the
6.200% Senior Notes due 2043 (incorporated by reference from Exhibit 4.4 to ONEOK Partners, L.P.’s
Current Report on Form 8-K filed on September 12, 2013 (File No. 1-12202)).

10.63
Underwriting Agreement dated August 7, 2013, among ONEOK Partners, L.P. and Morgan Stanley & Co.
LLC, Barclays Capital Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities,
LLC, as representatives of the several underwriters named therein (incorporated by reference from Exhibit
1.1 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed on August 12, 2013 (File No. 1-12202)).

10.64
Underwriting Agreement dated September 9, 2013, among ONEOK Partners, L.P. and ONEOK Partners
Intermediate Limited Partnership and RBS Securities Inc., Merrill Lynch, Pierce, Fenner & Smith
Incorporated and Deutsche Bank Securities Inc., as representatives of the several underwriters named therein (incorporated by reference from Exhibit 1.1 to ONEOK Partners, L.P.’s Current Report on Form 8-K
filed on September 12, 2013 (File No. 1-12202)).

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents:  (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iv) Consolidated Balance Sheets at September 30, 2013, and December 31, 2012; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; (vi) Consolidated Statement of Changes in Equity for the nine months ended September 30, 2013; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: November 6, 2013	By:	/s/ Derek S. Reiners
Derek S. Reiners
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)