Form 10-K
period 2013-12-31
ONEOK INC /NEW/
filed 2014-02-25
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013.
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

Aggregate market value of registrant’s common stock held by non-affiliates based on the closing trade price on June 30, 2013, was $8.1 billion.

On February 19, 2014, the Company had 207,814,086 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 21, 2014, are incorporated by reference in Part III.

ONEOK, Inc.
2013 ANNUAL REPORT

As used in this Annual Report, references to “we,” “our” or “us” refer to ONEOK, Inc., an Oklahoma corporation, and its predecessors and subsidiaries, unless the context indicates otherwise.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Annual Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2013
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
Bighorn Gas Gathering	Bighorn Gas Gathering, L.L.C.
Bushton Plant	Bushton Natural Gas Processing and Fractionation Plant
CFTC	Commodities Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act Amendments of 1972, as amended
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOT	United States Department of Transportation
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
Guardian Pipeline	Guardian Pipeline, L.L.C.
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
IRS	Internal Revenue Service
KCC	Kansas Corporation Commission
KDHE	Kansas Department of Health and Environment
LDCs	Local distribution companies
LIBOR	London Interbank Offered Rate
MBbl	Thousand barrels
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
Midwestern Gas Transmission	Midwestern Gas Transmission Company
MMBbl	Million barrels
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf	Million cubic feet
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Act	Natural Gas Act of 1938, as amended
Natural Gas Policy Act	Natural Gas Policy Act of 1978, as amended
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NGL(s)	Natural gas liquid(s)
Northern Border Pipeline	Northern Border Pipeline Company
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OBPI	ONEOK Bushton Processing, L.L.C., formerly ONEOK Bushton Processing, Inc.

OCC	Oklahoma Corporation Commission
OESC	ONEOK Energy Services Company, L.P.
ONE Gas	ONE Gas, Inc.
ONE Gas Credit Agreement	ONE Gas’ $700 million revolving credit agreement dated December 20, 2013
ONEOK	ONEOK, Inc.
ONEOK Credit Agreement	ONEOK’s $300 million revolving credit agreement dated April 5, 2011, as amended
ONEOK Partners	ONEOK Partners, L.P.
ONEOK Partners Credit Agreement	ONEOK Partners’ $1.7 billion revolving credit agreement dated August 1, 2011, as amended January 31, 2014
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and the sole general partner of ONEOK Partners
OPIS	Oil Price Information Service
OSHA	Occupational Safety and Health Administration
Overland Pass Pipeline Company	Overland Pass Pipeline Company LLC
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Rating Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
VAR	Value-at-Risk
Viking Gas Transmission	Viking Gas Transmission Company
XBRL	eXtensible Business Reporting Language

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

PART I

ITEM 1.    BUSINESS

GENERAL

We are a diversified energy company and successor to the company founded in 1906 as Oklahoma Natural Gas Company.  We are a corporation incorporated under the laws of the state of Oklahoma, and our common stock is listed on the NYSE under the trading symbol “OKE.”  We are the sole general partner and, as of December 31, 2013, own 41.2 percent of ONEOK Partners (NYSE: OKS), one of the largest publicly traded master limited partnerships. Our goal is to provide management and resources enabling ONEOK Partners to execute its growth strategies and allowing us to grow our dividend. ONEOK Partners applies its core capabilities of gathering, processing, fractionating, transporting, storing, marketing and distributing natural gas and NGLs through the rebundling of services across the energy value chains, primarily through vertical integration, in an effort to provide its customers with premium services at lower costs. ONEOK Partners is a leader in the gathering, processing, storage and transportation of natural gas in the United States.  In addition, ONEOK Partners owns one of the nation’s premier natural gas liquids systems, connecting NGL supply in the Mid-Continent and Rocky Mountain regions with key market centers.  At December 31, 2013, our operations included our energy services business, which provides premium natural gas marketing services to its customers across the United States, and our natural gas distribution business, which includes Kansas Gas Service, Oklahoma Natural Gas and Texas Gas Service.

EXECUTIVE SUMMARY

In 2013, we announced plans to separate our natural gas distribution business into a standalone publicly traded company and to wind down our energy services business. ONEOK and its subsidiaries will continue to own the entire general partner interest and limited partner interests in ONEOK Partners, which, together, represented a 41.2 percent ownership interest at December 31, 2013, in ONEOK Partners. Following the separation of the natural gas distribution business and the wind down of our energy services business, our cash flows will primarily be derived from the cash distributions we receive from ONEOK Partners associated with our limited partner and general partner interests, including incentive distribution rights. We expect to distribute in the form of dividends the majority of our cash flows in excess of debt service, income taxes and other operating needs. Subject to board approval, we expect to pay higher dividends following the separation of the natural gas distribution business and as ONEOK Partners’ distributions increase.

Separation of Natural Gas Distribution Business - In January 2014, our board of directors unanimously approved the separation of our natural gas distribution business into a standalone publicly traded company, ONE Gas (NYSE: OGS), which was completed on January 31, 2014. ONE Gas consists of ONEOK’s former Natural Gas Distribution segment that includes Kansas Gas Service, Oklahoma Natural Gas and Texas Gas Service. ONEOK shareholders of record at the close of business on January 21, 2014, retained their current shares of ONEOK stock and received one share of ONE Gas stock for every four shares of ONEOK stock owned. In connection with the separation, we received a cash payment of approximately $1.13 billion from ONE Gas and utilized, or will utilize, the proceeds to repay our outstanding commercial paper and to repay approximately $550 million of long-term debt prior to maturity.

ONE Gas is the largest natural gas distributor in Oklahoma and Kansas and the third largest natural gas distributor in Texas, providing service as a regulated public utility to wholesale and retail customers.  ONE Gas’ largest distribution markets are Oklahoma City and Tulsa, Oklahoma; Kansas City, Wichita and Topeka, Kansas; and Austin and El Paso, Texas.  ONE Gas benefits from rate strategies, including a performance-based rate mechanism in Oklahoma, capital-recovery mechanisms in Kansas and portions of Texas, and cost-of-service adjustments in certain Texas jurisdictions that address investments in rate base and changes in expense. See additional discussion in the “Financial Results and Operating Information” section of our Natural Gas Distribution segment.

Wind-down of Energy Services - As a result of challenging natural gas market industry conditions, in June 2013, we announced an accelerated wind down of our Energy Services segment. Our Energy Services segment no longer fits strategically and has become increasingly smaller on a relative basis because of the market conditions that it has faced and the growth of our other businesses. We will continue to operate our Energy Services segment through the completion of the wind down process that is expected to be completed substantially by March 31, 2014. See additional discussion in the “Financial Results and Operating Information” section of our Energy Services segment.

Market Conditions - Domestic supplies of natural gas, natural gas liquids and crude oil continue to increase from drilling activities focused in crude oil and NGL-rich resource areas. Despite lower commodity prices, North American natural gas production continues to increase at a faster rate than demand, primarily as a result of increased production from nonconventional resource areas such as shale areas.  Producers currently receive higher market prices on a heating-value basis for crude oil and NGLs compared with natural gas. As a result, many producers have focused their drilling activity in NGL-rich shale areas throughout the country that produce crude oil and NGL-rich natural gas rather than areas that produce dry natural gas. ONEOK Partners expects continued demand for midstream infrastructure development to be driven by producers who need to connect emerging production with end-use markets where current infrastructure is insufficient or nonexistent.

Additional infrastructure is needed to gather, process, fractionate, store and transport increasing supplies of natural gas and NGLs.  In response to this increased production and demand for NGL products, ONEOK Partners is investing approximately $6.0 billion to $6.4 billion in new capital projects, including approximately $1.2 billion in new projects and acquisitions announced in 2013. These projects are expected to meet the needs of crude oil, NGL and natural gas producers in the Bakken Shale and Three Forks formations in the Williston Basin, the Niobrara Shale, the Cana-Woodford Shale, Woodford Shale, Mississippian Lime and Granite Wash areas, and the need for additional natural gas liquids infrastructure in the Mid-Continent and Gulf Coast areas that will enhance the distribution of NGL products to meet the increasing petrochemical industry and NGL export demand.  When completed, ONEOK Partners expects these projects to increase volumes in its businesses and generate additional earnings and cash flows, while also increasing commodity-price sensitivity in its natural gas gathering and processing business and fee-based revenues in its natural gas liquids business.

The increased drilling activity and production have resulted in lower NGL prices, as well as reduced price volatility and narrower NGL location and seasonal price differentials for natural gas and NGLs in the markets ONEOK Partners serves. ONEOK Partners expects similar conditions in 2014; however, market conditions may produce periods of higher prices and volatility, as well as wider NGL location and product price differentials. For example, in the fourth quarter 2013, the price of propane increased significantly, and the price differential of propane between the Conway, Kansas, and the Mont Belvieu, Texas, market centers also widened in favor of Conway, Kansas, due to colder than normal weather and lower propane inventory levels. We expect propane prices to remain high through the 2014 winter heating season. Due to success in extracting NGLs, ethane production has increased more rapidly than the petrochemical industry's current capability to consume ethane. ONEOK Partners believes similar market conditions may generally persist until ethylene producers increase their capacity, with the largest number of additions expected to be completed in the next two to four years, to consume additional ethane feedstock volumes through plant modifications and expansions, and the completion of announced new world-scale ethylene capacity.

When economic conditions warrant, certain natural gas processors elect not to recover the ethane component of the natural gas stream, also known as ethane rejection, and instead leave the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants.  Price differentials between ethane and natural gas resulted in ethane rejection at most of ONEOK Partners’ natural gas processing plants and some of  ONEOK Partners’ natural gas liquids business’ customers’ natural gas processing plants connected to its natural gas liquids gathering system in the Mid-Continent and Rocky Mountain regions during 2013, which reduced natural gas liquids volumes gathered, fractionated and transported in its natural gas liquids business and its results of operations. In the near term, ONEOK Partners expects the ethane oversupply may result in volatile ethane prices.

ONEOK Partners expects ethane rejection will persist through much of 2016, after which new world-scale ethylene production capacity is expected to begin coming on line, although market conditions may result in periods where it is economical to recover the ethane component in the natural gas stream. Ethane rejection is expected to have a significant impact on ONEOK Partners’ financial results over this period. However, ONEOK Partners’ natural gas liquids business’ integrated assets enable it to mitigate partially the impact of ethane rejection through minimum volume commitments and its ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials in its optimization activities. In addition, new NGL supply commitments are expected to increase volumes in 2014 through 2016 to mitigate further the impact of ethane rejection on ONEOK Partners’ natural gas liquids business. See additional discussion in the “Financial Results and Operating Information” section.

ONEOK Partners also expects narrow NGL price differentials, with periods of volatility for certain NGLs, between the Conway, Kansas, and Mont Belvieu, Texas, market centers to persist as new fractionators and pipelines from the various NGL-rich shale areas throughout the country, including ONEOK Partners’ growth projects discussed below, continue to alleviate constraints affecting NGL prices and location price differentials between the two market centers. In addition, new natural gas liquids pipeline projects are expected to bring incremental NGL supply from the Rocky Mountain, Marcellus and Utica basins to the Mont Belvieu market center that may affect NGL prices, as well as compete with or displace NGL supply volumes from the Mid-Continent and Rocky Mountain regions where ONEOK Partners’ assets are located. ONEOK Partners’ natural gas liquids business’s capital projects are backed by fee-based supply commitments that ONEOK Partners expects to fill much of its capacity used historically to capture NGL price differentials between the two market centers.

Other Significant 2013 Events - During 2013, we paid cash dividends of $1.48 per share, an increase of approximately 17 percent from the $1.27 per share paid during 2012.  In January 2014, we declared a dividend of $0.40 per share ($1.60 per share on an annualized basis), an increase of approximately 11 percent from the $0.36 declared in January 2013.

During 2013, ONEOK Partners paid cash distributions to its limited partners of $2.87 per unit, an increase of approximately 11 percent compared with the $2.59 per unit paid during 2012.  In January 2014, ONEOK Partners GP declared a cash distribution to ONEOK Partners’ limited partners of $0.73 per unit ($2.92 per unit on an annualized basis) for the fourth quarter 2013, an increase of approximately 3 percent compared with the $0.71 declared in January 2013.

In August 2013, ONEOK Partners completed an underwritten public offering of 11.5 million common units at a public offering price of $49.61 per common unit, generating net proceeds of approximately $553.3 million. In conjunction with this issuance, ONEOK Partners GP contributed approximately $11.6 million in order to maintain its 2 percent general partner interest in ONEOK Partners. ONEOK Partners used a portion of the proceeds from its August 2013 equity issuance to repay amounts outstanding under its commercial paper program, and the balance was used for general partnership purposes.

ONEOK Partners has an “at-the-market” equity program for the offer and sale from time to time of its common units up to an aggregate amount of $300 million. The program allows it to offer and sell its common units at prices it deems appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions, or as otherwise agreed to between ONEOK Partners and the sales agent. ONEOK Partners is under no obligation to offer and sell common units under the program. During the year ended December 31, 2013, ONEOK Partners sold common units through this program that resulted in net proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in ONEOK Partners, of approximately $36.1 million. ONEOK Partners used the proceeds for general partnership purposes.

In September 2013, ONEOK Partners completed an underwritten public offering of $1.25 billion of senior notes, generating net proceeds of approximately $1.24 billion. ONEOK Partners used the proceeds to pay down commercial paper and for general partnership purposes.

In September 2013, ONEOK Partners completed the acquisition for $305 million of certain natural gas gathering and processing, and natural gas liquids facilities in Converse and Campbell counties, Wyoming, in the NGL-rich Niobrara Shale formation of the Powder River Basin. These assets consist primarily of a 50 MMcf/d natural gas processing facility, the Sage Creek plant, and related natural gas gathering and natural gas liquids infrastructure. Included in the acquisition were supply contracts providing for long-term acreage dedications from producers in the area, which are structured with POP and fee-based contractual terms.

During 2013, we relied primarily on operating cash flows, commercial paper and distributions from ONEOK Partners to fund our short-term liquidity and capital requirements. Our cash flow sources and requirements are expected to change significantly following the separation of the natural gas distribution business and the wind down of the energy services business. Our primary source of cash inflows are expected to be distributions from ONEOK Partners, and our primary cash outflows are expected to be dividends to our shareholders. The cash distributions that we expect to receive from ONEOK Partners should provide sufficient resources to finance our operations and quarterly cash dividends. We do not expect any principal debt-service requirements after the first quarter 2014 until our next long-term debt maturity in 2022. ONEOK Partners anticipates that its cash flows generated from operations, existing capital resources and ability to obtain financing will enable it to maintain its current and planned levels of operations.  Additionally, ONEOK Partners expects to fund its capital expenditures with proceeds from short- and long-term debt, the issuance of equity and operating cash flows.

In December 2013, we amended the ONEOK Credit Agreement effective upon the separation of our natural gas distribution business on January 31, 2014, which reduced the size of our facility to $300 million from $1.2 billion and extended the maturity to January 2019.

In December 2013, ONEOK Partners amended its Partnership Credit Agreement, effective January 31, 2014, to increase the size of the facility to $1.7 billion from $1.2 billion and extended the maturity to January 2019. The facility is available to provide liquidity for working capital, capital expenditures and for other general partnership purposes.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, for more information on our growth projects, results of operations, liquidity and capital resources.

BUSINESS STRATEGY

Our primary business strategy is to maximize dividend payout while maintaining prudent financial strength and flexibility, with a focus on safe, reliable and environmentally responsible operations for our customers, employees, contractors and the public through the following:

•
Provide reliable energy and energy-related services in a safe and environmentally responsible manner to our stakeholders through our ownership in ONEOK Partners - environmental, safety and health issues continue to be a primary focus for us, and our emphasis on personal and process safety has produced improvements in the key indicators we track.  We also continue to look for ways to reduce our environmental impact by conserving resources and utilizing more efficient technologies;

•
Maximize dividend payout while maintaining financial strength and flexibility - during 2013, cash dividends paid per share increased 17 percent compared with the prior year. During 2013, ONEOK Partners’ cash distributions increased by 28 cents per unit, an increase of approximately 11 percent compared with 2012; ONEOK Partners announced new capital projects and acquisitions of $1.2 billion, increasing its total growth program to approximately $6.0 billion to $6.4 billion. These projects are expected to meet the needs of NGL and natural gas producers in the Williston Basin, Niobrara Shale, Cana-Woodford Shale, Woodford Shale, Mississippian Lime and Granite Wash areas, and for additional natural gas liquids infrastructure in the Mid-Continent and Gulf Coast areas that will enhance the distribution of NGL products to meet the increasing petrochemical industry and NGL export demand. When completed, these projects are anticipated to provide additional earnings and cash flows. In 2014, we intend to distribute the majority of our cash flows in excess of debt service, income taxes and other operating needs in the form of dividends. ONEOK Partners’ balance sheet remains strong, and ONEOK Partners will seek to maintain its investment-grade credit ratings; and

•
Attract, select, develop and retain a diverse group of employees to support strategy execution - we continue to execute on our recruiting strategy that targets colleges, universities and vocational-technical schools in our operating areas.  We also continue to focus on employee development efforts with our current employees.

NARRATIVE DESCRIPTION OF BUSINESS

At December 31, 2013, we report operations in the following business segments:

•	ONEOK Partners;

•	Natural Gas Distribution; and

•	Energy Services.

ONEOK Partners

Overview - ONEOK Partners is a diversified master limited partnership involved in the gathering, processing, storage and transportation of natural gas in the United States.  In addition, ONEOK Partners owns one of the nation’s premier natural gas liquids systems, which gathers, fractionates, stores and transports NGLs and connects NGL supply in the Mid-Continent and Rocky Mountain regions with key market centers.

We own approximately 92.8 million common and Class B limited partner units, and the entire 2 percent general partner interest, which, together, represent a 41.2 percent ownership interest in ONEOK Partners at December 31, 2013.  We receive distributions from ONEOK Partners on our common and Class B units and our 2 percent general partner interest, which includes our incentive distribution rights.  See Note Q of the Notes to Consolidated Financial Statements in this Annual Report for discussion of our incentive distribution rights.

We and ONEOK Partners maintain significant financial and corporate governance separations.  We seek to receive increasing cash distributions as a result of our investment in ONEOK Partners.  To aid in understanding the important business and financial characteristics of our ONEOK Partners segment at December 31, 2013, the following describes its business with reference to its underlying activities.

Natural gas gathering and processing business - ONEOK Partners’ natural gas gathering and processing business provides nondiscretionary services to producers that include gathering and processing of natural gas produced from crude oil and natural gas wells.  Unprocessed natural gas is compressed and gathered through pipelines to processing facilities where volumes are aggregated, treated and processed to remove water vapor, solids and other contaminants, and to extract NGLs in order to provide marketable natural gas, commonly referred to as residue gas.  The residue gas, which consists primarily of methane, is compressed and delivered to natural gas pipelines for transportation to end users. When the NGLs are separated from the unprocessed natural gas at the processing plants, the NGLs are in the form of a mixed, unfractionated NGL stream that is delivered to natural gas liquids gathering pipelines for transportation to natural gas liquids fractionators.

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

Revenue from the natural gas gathering and processing business is derived primarily from commodity and fee-based contracts. ONEOK Partners generally gathers and processes natural gas under the following types of contracts:

•
POP with fee - These commodity contracts allow ONEOK Partners to retain a percentage of the proceeds from the sale of residue gas, condensate, and/or NGLs and to charge fees for gathering, treating, compressing and processing the producer’s natural gas.  POP with fee contracts expose ONEOK Partners to commodity price and volumetric risks but economically align it with the producer because ONEOK Partners’ benefits from higher commodity prices, reduced costs and improved efficiencies. This type of contract represented approximately 85 percent and 81 percent of contracted volumes for 2013 and 2012, respectively.  There are a variety of factors that directly affect ONEOK Partners, POP margins, including:

–	the percentage of proceeds retained by ONEOK Partners that represent NGL, condensate and residue natural gas sales that it receives as payment for the services it provides;

–	volumes produced that affects its fee revenue;

–	transportation and fractionation costs incurred on the NGLs it retains; and

–	the natural gas, crude oil and NGL prices received for its retained products.

•
Fee - ONEOK Partners is paid a fee for the services it provides, based on volumes gathered, processed, treated and/or compressed. ONEOK Partners’ fee-based contracts expose it to volumetric risk and represent approximately 15 percent and 19 percent of contracted volumes for 2013 and 2012, respectively.

ONEOK Partners expects its capital projects in its natural gas gathering and processing business will continue to provide additional revenues, earnings and cash flows as they are completed. ONEOK Partners expects its natural gas liquids and natural gas commodity price sensitivity within this business to increase in the future as its capital projects are completed and volumes increase under POP contracts with its customers. ONEOK Partners uses commodity derivative instruments and physical-forward contracts to mitigate its sensitivity to fluctuations in the natural gas, crude oil and NGL prices received for its share of volumes.

Natural gas liquids business - ONEOK Partners’ natural gas liquids business owns and operates facilities that gather, fractionate, treat and distribute NGLs and store NGL products primarily in Oklahoma, Kansas, Texas and the Rocky Mountain region where it provides nondiscretionary services to producers of NGLs.   ONEOK Partners owns or has an ownership interest in FERC-regulated natural gas liquids gathering and distribution pipelines in Oklahoma, Kansas, Texas, Montana, North Dakota, Wyoming and Colorado, and terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois. ONEOK Partners’ natural gas liquids business also owns FERC-regulated natural gas liquids distribution and refined petroleum products pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect its Mid-Continent assets with Midwest markets, including Chicago, Illinois.  The majority of the pipeline-connected natural gas processing plants in Oklahoma, Kansas and the Texas Panhandle, which extract unfractionated NGLs from unprocessed natural gas, are connected to its gathering systems.  ONEOK Partners’ natural gas liquids business owns and operates truck- and rail-loading and -unloading facilities that interconnect with its NGL fractionation and pipeline assets.  In April 2013, ONEOK Partners’ natural gas liquids business began transporting unfractionated NGLs from natural gas processing plants in the Williston Basin on its Bakken NGL Pipeline. These unfractionated NGLs previously were transported by rail to ONEOK Partners’ Mid-Continent natural gas liquids fractionation facilities. ONEOK Partners’ natural gas liquids business continues to use its rail terminal facilities in its NGL marketing activities.

Most natural gas produced at the wellhead contains a mixture of NGL components, such as ethane, propane, iso-butane, normal butane and natural gasoline.  The NGLs that are separated from the natural gas stream at the natural gas processing plants remain in a mixed, unfractionated form until they are gathered, primarily by pipeline, and delivered to fractionators where the NGLs are separated into NGL products.  These NGL products are then stored or distributed to ONEOK Partners’ natural gas liquids business’ customers, such as petrochemical manufacturers, heating fuel users, ethanol producers, refineries and propane distributors.  ONEOK Partners’ natural gas liquids business also purchases NGLs and condensate from third parties, as well as from ONEOK Partners’ natural gas gathering and processing business.

Revenues from the natural gas liquids business are derived primarily from nondiscretionary fee-based services provided to ONEOK Partners’ customers and physical optimization of its natural gas liquids assets. Its fee-based services have increased due primarily to new supply connections, expansion of existing connections and its previously completed capital projects, including the Bakken-NGL Pipeline, Cana-Woodford Shale and Granite Wash projects, and expansion of its NGL fractionation capacity.  The sources of revenue are categorized as exchange services, optimization and marketing, pipeline transportation, isomerization and storage, which are defined as follows:

•
Exchange services’ activities - ONEOK Partners primarily gathers, fractionates and treats unfractionated NGLs for a fee, thereby converting them into marketable NGL products that are stored and shipped to a market center or customer-designated location. Many of these exchange volumes are under contracts with minimum volume commitments.

•
Optimization and marketing activities - ONEOK Partners utilizes its assets, contract portfolio and market knowledge to capture location, product and seasonal price differentials.  ONEOK Partners transports NGL products between Conway, Kansas and Mont Belvieu, Texas, to capture the location price differentials between the two market centers.  ONEOK Partners’ natural gas liquids storage facilities are also utilized to capture seasonal price variances. A growing portion of its marketing activities serves truck and rail markets.

•
Pipeline transportation activities - ONEOK Partners transports unfractionated NGLs, NGL products and refined petroleum products, primarily under its FERC-regulated tariffs.  Tariffs specify the maximum rates ONEOK Partners charges its customers and the general terms and conditions for NGL transportation service on its pipelines.

•
Isomerization activities - ONEOK Partners captures the product price differential when normal butane is converted into the more valuable iso-butane at its isomerization unit in Conway, Kansas.  Iso-butane is used in the refining industry to increase the octane of motor gasoline.

•	Storage activities - ONEOK Partners storage activities consist primarily of fee-based NGL storage services at its Mid-Continent and Gulf Coast storage facilities.

Natural gas pipelines business - ONEOK Partners’ natural gas pipelines business owns and operates regulated natural gas transmission pipelines and natural gas storage facilities.  ONEOK Partners also provides interstate natural gas transportation and storage services in accordance with Section 311(a) of the Natural Gas Policy Act.

ONEOK Partners’ FERC-regulated interstate natural gas pipeline assets transport natural gas through pipelines in North Dakota, Minnesota, Wisconsin, Illinois, Indiana, Kentucky, Tennessee, Oklahoma, Texas and New Mexico.  ONEOK Partners’ intrastate natural gas pipeline assets in Oklahoma transport natural gas through the state and have access to the major natural gas producing areas in the state, including the Cana-Woodford Shale, Woodford Shale, Granite Wash and Mississippian Lime.  ONEOK Partners also has access to the major natural gas producing areas, including the Mississippian Lime formation in south central Kansas.  In Texas, its intrastate natural gas pipelines are connected to the major natural gas producing areas in the Texas Panhandle, including the Granite Wash area and the Delaware and Cline producing areas in the Permian Basin, and transport natural gas throughout the western portion of Texas, including the Waha Hub where other pipelines may be accessed for transportation to western markets, the Houston Ship Channel market to the east and the Mid-Continent market to the north. ONEOK Partners owns underground natural gas storage facilities in Oklahoma and Texas that are connected to its intrastate natural gas pipeline assets. ONEOK Partners also has underground natural gas storage facilities in Kansas.

ONEOK Partners’ revenues from its natural gas pipelines are derived typically from fee-based services provided to its customers. Its revenues are generated from the following types of fee-based contracts:

•
Firm service - Customers can reserve a fixed quantity of pipeline or storage capacity for the terms of their contract. Under this type of contract, the customer pays a fixed fee for a specified quantity regardless of their actual usage. The customer then typically pays incremental fees, known as commodity charges, that are based upon the actual volume of natural gas they transport or store, and/or ONEOK Partners may retain a specified volume of natural gas in-kind for fuel.  Under the firm-service contract, the customer generally is guaranteed access to the capacity they reserve; and

•
Interruptible service - Customers with interruptible service transportation and storage agreements may utilize available capacity after firm-service requests are satisfied or on an as-available basis.  Interruptible service customers typically are assessed fees, such as a commodity charge, based on their actual usage, and/or ONEOK Partners may retain a specified volume of natural gas in-kind for fuel.  Under the interruptible service contract, the customer is not guaranteed use of ONEOK Partners’ pipelines and storage facilities unless excess capacity is available.

Market Conditions and Seasonality - Supply - Natural gas, crude oil and NGL supply is affected by producer drilling activity, which is sensitive to commodity prices, drilling rig availability, exploration success, operating capability, the NGL content of the natural gas that is produced and processed, access to capital and regulatory control.  Crude oil prices and advances in horizontal drilling and completion technology have had a positive impact on drilling activity in the crude oil and NGL-rich shale and other nonconventional resource areas, providing an offset to the less favorable supply projections in some of the dry natural gas conventional resource areas. Extreme weather conditions can impact the volume of natural gas gathered and processed and NGL volumes gathered, transported and fractionated. Freeze-offs are a phenomenon where water produced from natural gas freezes at the wellhead or within the gathering system. This causes a temporary interruption in the flow of natural gas. This is more prevalent in the Rocky Mountain region where temperatures tend to be colder than in the Mid-Continent region but can occur throughout ONEOK Partners’ systems. All of ONEOK Partners’ operations may be affected by other weather conditions that may cause a loss of electricity or prevent access to certain locations that affect a producer’s ability to complete wells or ONEOK Partners’ ability to connect these wells to its systems.

In the Rocky Mountain region, Williston Basin volumes continue to grow as well connections from drilling completions increase, driven primarily by producer development of Bakken Shale and Three Forks formation crude oil wells, which also produce associated natural gas containing significant quantities of NGLs.  However, ONEOK Partners’ natural gas gathering and processing business has experienced declines in natural gas volumes gathered in the portions of the Powder River Basin that produce dry natural gas.

In the Mid-Continent region, ONEOK Partners has a significant amount of natural gas gathering and processing assets in western Oklahoma and southwest Kansas.  ONEOK Partners expects continued drilling activity in the Cana-Woodford Shale and Granite Wash areas of western Oklahoma and the Mississippian Lime formation of Oklahoma and Kansas to offset the volumetric declines in most conventional wells that supply its natural gas gathering and processing facilities.

NGL supply for ONEOK Partners’ natural gas liquids business depends on the pace of crude oil and natural gas drilling activity by producers, the decline rate of existing production and the NGL content of the natural gas that is produced and processed.  ONEOK Partners’ natural gas liquids business has seen rapid NGL supply growth within its operating footprint as producers continue to aggressively drill in a number of NGL-rich resource areas in the Mid-Continent and Rocky Mountain regions.  ONEOK Partners expects the overall supply of NGLs to continue to increase, as well as demand for its fee-based services, as a result of the development of these resource areas.  Many new natural gas processing plants are being constructed in North Dakota, Wyoming, Oklahoma and the Texas Panhandle to process NGL-rich natural gas being produced in the Williston Basin, Niobrara Shale, Cana-Woodford Shale, Granite Wash, Woodford Shale and the Mississippian Lime areas.  The unfractionated NGLs that ONEOK Partners’ natural gas liquids business transports are gathered primarily from natural gas processing plants in Oklahoma, Kansas, Texas and the Rocky Mountain region.  Its gathering and fractionation operations receive NGLs from a variety of processors and pipelines, including affiliates, located in these regions.

ONEOK Partners’ natural gas gathering and processing and natural gas liquids businesses also are affected by operational or market-driven changes that affect the output of natural gas processing plants to which ONEOK Partners’ NGL assets are connected.  The price differential between the typically higher valued NGL products and the value of natural gas, particularly the price differentials between ethane and natural gas, has influenced the volume of ethane natural gas processing plants make available to be gathered in ONEOK Partners’ natural gas liquids business. When economic conditions warrant, certain natural gas processors elect not to recover the ethane component of the natural gas stream, also known as ethane rejection, and instead leave the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants.  Price differentials between ethane and natural gas resulted in ethane rejection at most of ONEOK Partners’ natural gas processing plants and some of  ONEOK Partners’ natural gas liquids business’ customers’ natural gas processing plants connected to its natural gas liquids gathering system in the Mid-Continent and Rocky Mountain regions during 2013, which reduced natural gas liquids volumes gathered, fractionated and transported in its natural gas liquids business and its results of operations.

ONEOK Partners expects ethane rejection will persist through much of 2016, after which new world-scale ethylene production capacity is expected to begin coming on line, although market conditions may result in periods where it is economical to recover the ethane component in the natural gas stream. Ethane rejection is expected to have a significant impact on the financial results of ONEOK Partners’ natural gas liquids business over this period. However, its integrated natural gas liquids assets enable it to mitigate partially the impact of ethane rejection through minimum volume agreements and its ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials in its optimization activities. In addition, new NGL supply commitments are expected to increase volumes in 2014 through 2016 to mitigate further the impact of ethane rejection on ONEOK Partners’ natural gas liquids business. See additional discussion in the “Financial Results and Operating Information” section in our ONEOK Partners segment.

Natural gas, natural gas liquids and crude oil transportation constraints may also affect the output of natural gas processing plants in total or for specific NGL products in the future.  During 2013, ONEOK Partners’ natural gas liquids business experienced limited reductions of supply related to changes in plant output as a result of transportation constraints.

ONEOK Partners’ interstate natural gas pipelines access supply from major producing regions in the Mid-Continent, Rocky Mountain, Gulf Coast, the Northeast and Canada. Supply volumes from nontraditional natural gas production areas, such as into the Northeast, may compete with and displace volumes from the Mid-Continent, Rocky Mountains and Canadian supply sources in our markets.

Demand - Demand for natural gas gathering and processing services is aligned typically with the production of natural gas from natural gas resource areas or the associated natural gas from wells drilled in crude oil resource areas.  Gathering and processing are nondiscretionary services that producers require to market their natural gas and NGL production.  As producers continue to develop NGL-rich shale and other resource areas, ONEOK Partners expects demand for its natural gas gathering and processing services to increase.

Demand for NGLs and the ability of natural gas processors to successfully and economically sustain their operations affect the volume of unfractionated NGLs produced by natural gas processing plants, thereby affecting the demand for NGL gathering, fractionation and distribution services.  Natural gas and propane are subject to weather-related seasonal demand. Other NGL products are affected by economic conditions and the demand associated with the various industries that utilize the commodity, such as butanes and natural gasoline used by the refining industry as blending stocks for motor fuel, denaturant for ethanol and diluents for crude oil.  Ethane, propane, normal butane and natural gasoline are used by the petrochemical industry to produce chemical products, such as plastics, rubber and synthetic fibers. Several petrochemical companies announced new plants, plant expansions, additions or enhancements that improve the light-NGL feed capability of their facilities due primarily to the increased supply and attractive price of ethane, compared with crude oil-based alternatives, as a petrochemical feedstock in the United States. The demand is expected to increase significantly in two to four years when the new petrochemical plants are completed. In addition, international demand for propane is expected to continue affecting the NGL market in the future.  ONEOK Partners expects this increase in demand for NGLs will provide opportunities to increase fee-based earnings in its exchange services, storage activities and marketing activities.

Demand for natural gas pipeline transportation service and natural gas storage is related directly to its access to supply and the demand for natural gas in the markets that ONEOK Partners’ natural gas pipelines and storage facilities serve. It is affected by weather, the economy and natural gas and NGL price volatility.  ONEOK Partners’ natural gas pipelines primarily serve end-users, such as local natural gas distribution companies, electric-generation companies, large industrial companies, municipalities and irrigation customers that require natural gas to operate their businesses and generally are not affected by location price differentials. However, narrower location price differentials may affect demand for ONEOK Partners’ services from natural gas marketers as discussed below under “Commodity Prices.”  Demand for ONEOK Partners’ natural gas pipelines services is also affected as coal-fired electric generators are retired and replaced with alternative power generation fuels such as natural gas. Recent EPA regulations on emissions from coal-fired electric-generation plants, including the Maximum Achievable Control Technology Standards and the Mercury and Air Toxics Standards, have increased the demand for natural gas as a fuel for electric generation, as well as related transportation and storage services. The demand for natural gas and related transportation and storage services is expected to increase over the next several years as these regulations continue to be implemented. The effect of weather on ONEOK Partners’ natural gas pipelines operations is discussed below under “Seasonality.” The strength of the economy directly affects manufacturing and industrial companies that consume natural gas.  Commodity price volatility can influence producers’ decisions related to the production of natural gas and the amount of NGLs processed from natural gas.

Commodity Prices - Crude oil, natural gas and NGL prices can be volatile due to changes in market conditions.  Commodity prices can also be affected by demand for products from the petrochemical industry and other consumers, storage injection and withdrawal rates, and available storage capacity.  The increase in natural gas supply from shale gas development has caused natural gas prices to remain low and natural gas location and seasonal price differentials to remain narrow across the regions where ONEOK Partners operates.  However, an increase in crude oil prices and the abundance of NGLs produced from the development of NGL-rich shale resource areas have made producing NGL feedstocks for the petrochemical industry more profitable.  ONEOK Partners is exposed to commodity-price risk in its natural gas gathering and processing business as a result of receiving commodities in exchange for services, primarily on POP contracts, and in its natural gas liquids business from the NGLs it purchases and sells.

The increased drilling activities and production have resulted in lower NGL prices, as well as minimal price volatility and narrower NGL location and seasonal price differentials for natural gas and NGLs in the markets we serve during 2013. We expect similar conditions in 2014; however, market conditions may produce periods of higher prices and volatility, as well as wider NGL location and product price differentials. For example, in the fourth quarter 2013, the price of propane increased significantly, and the price differential of propane between the Conway, Kansas, and the Mont Belvieu, Texas, market centers also widened in favor of Conway, Kansas, due to colder than normal weather and lower propane inventory levels. We expect propane prices to remain high through the 2014 winter heating season. The abundance of NGLs produced from the development of shale and other resource areas has made NGL feedstocks to the petrochemical industry less costly.  Ethane production has increased more rapidly than the petrochemical industry's current capability to consume the increase in supplies. This oversupplied situation contributed to low ethane prices in 2013. While petrochemical demand remained strong in 2013 and ethane inventory levels decreased, ONEOK Partners believes the oversupply of ethane may persist until ethylene producers increase their capacity to consume additional ethane feedstock volumes through plant modifications and expansions and the completion of announced new world-scale ethylene capacity. In the near term, ONEOK Partners expects continued ethane price volatility and ethane rejection to balance supply and demand.

ONEOK Partners is also exposed to market risk associated with the location price differentials between receipt and delivery points along its natural gas and natural gas liquids pipelines, also known as location differentials. Its natural gas liquids business is exposed to market risk associated with changes in the price of NGLs; the location differential between the Mid-Continent, Chicago, Illinois, and Gulf Coast regions; and the relative price differential between natural gas, NGLs and individual NGL products, which affect its NGL purchases, sales and margins related to its NGL exchange, storage, transportation and optimization activities.  When natural gas prices are higher relative to NGL prices, NGL production may decline due to ethane rejection, which could negatively affect ONEOK Partners’ exchange services and transportation revenues.  When the NGL location price differential between the Mid-Continent and Gulf Coast market centers is narrow, optimization opportunities and NGL shipments may decline, resulting in a decline in earnings from our NGL optimization and marketing activities. During 2013, strong production and supply growth from the development of NGL-rich areas, increased demand in the Mid-Continent region and increased capacity available on pipelines that connect the Mid-Continent and Gulf Coast market centers resulted in NGL price differentials remaining narrow between the Mid-Continent market center at Conway, Kansas, and the Gulf Coast market center at Mont Belvieu, Texas.  NGL storage revenue may be affected by price volatility and forward pricing of NGL physical contracts versus the price of NGLs on the spot market.

To minimize the risk from market price fluctuations of natural gas, NGLs and crude oil, ONEOK Partners uses commodity derivative instruments such as futures, swaps and physical-forward contracts to manage commodity-price risk associated with existing or anticipated purchase and sale agreements, existing physical natural gas or NGLs in storage and location price differentials.

Seasonality - Our ONEOK Partners segment’s products and services are subject to weather-related seasonal demand.  Cold temperatures typically increase demand for natural gas and propane, which are used to heat homes and businesses.  Extreme warm or cold temperatures typically drive demand for natural gas used for natural gas-fired electric generation needed to meet the electricity-generation demand required to heat and cool residential and commercial properties.  Precipitation levels also can impact the demand for natural gas that is used to fuel irrigation activity in the Mid-Continent region and demand for propane used to fuel crop-drying activity.  Demand for butanes and natural gasoline, which are used primarily by the refining industry as blending stocks for motor fuel, denaturant for ethanol and diluents for crude oil, may also be subject to some variability during seasonal periods when certain government restrictions on motor fuel blending products are in place.  During periods of peak demand for a certain commodity, prices for that product typically increase, which may influence natural gas processing and NGL fractionation decisions. During late 2013, ONEOK Partners’ natural gas liquids business experienced high propane demand for crop drying, international exports and home heating due to colder than normal winter weather.

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

ONEOK Partners’ natural gas gathering and processing business competes for natural gas supplies with major integrated oil companies, independent exploration and production companies that have gathering and processing assets, pipeline companies and their affiliated marketing companies, national and local natural gas gatherers and processors, and marketers in the Mid-Continent and Rocky Mountain regions. ONEOK Partners’ natural gas liquids business competes with other fractionators, intrastate and interstate pipeline companies, storage providers, gatherers and transporters for NGL supplies in the Rocky Mountain, Mid-Continent and Gulf Coast regions.  The factors that typically affect ONEOK Partners’ ability to compete for natural gas and NGL supply are:

•	quality of services provided;

•	producer drilling activity;

•	the petrochemical industry’s level of capacity utilization and feedstock requirements;

•	products retained and/or fees charged under its contracts;

•	current and forward NGL prices;

•	location of its assets relative to those of its competitors;

•	location of its assets relative to drilling activity;

•	proximity to NGL supply areas and markets;

•	efficiency and reliability of its operations;

•	operating pressures maintained on its gathering systems; and

•	receipt and delivery capabilities that exist for natural gas and NGLs in each pipeline system, processing plant, fractionator and storage location.

ONEOK Partners is responding to these factors by making capital investments to access new supply by increasing gathering, processing, fractionation and distribution capacity; increasing storage, withdrawal and injection capabilities; and improving natural gas processing efficiency and reducing operating costs.  ONEOK Partners’ competitors are constructing or have completed new natural gas gathering and processing facilities and natural gas liquids pipelines and fractionators to address the growing natural gas and NGL supply and petrochemical demand.  ONEOK Partners is also evaluating opportunities to maximize earnings and renegotiating low-margin contracts to improve margins and reduce risk. When completed, ONEOK Partners’ growth projects and those of its competitors are expected to alleviate constraints between the Conway, Kansas, and Mont Belvieu, Texas, natural gas liquids market centers. As a result, we expect the narrow location price differentials between the Mid-Continent and Gulf Coast market centers to continue. In addition, new natural gas liquids pipeline projects are expected to bring incremental NGL supply from the Rocky Mountain, Marcellus and Utica basins to the Mont Belvieu market center that may affect NGL prices, as well as compete with or displace NGL supply volumes from the Mid-Continent and Rocky Mountain regions where our assets are located. We believe ONEOK Partners’ natural gas gathering and processing, NGL fractionation, pipelines and storage assets are located strategically, connecting diverse supply areas to market centers.

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

The operations and revenues of ONEOK Partners’ natural gas liquids pipelines are regulated by various state and federal government agencies.  Its interstate natural gas liquids pipelines are regulated by the FERC, which has authority over the terms and conditions of service and rates, including depreciation and amortization policies, and initiation of service.  In Oklahoma, Kansas and Texas, ONEOK Partners’ intrastate natural gas liquids pipelines that provide common carrier service are subject to the jurisdiction of the OCC, KCC and RRC, respectively.

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

Recent EPA regulations on emissions from coal-fired electric-generation plants, including the Maximum Achievable Control Technology Standards and the Mercury and Air Toxics Standards, have increased the demand for natural gas as a fuel for electric generation, as well as related transportation and storage services. The demand for natural gas and related transportation and storage services is expected to increase over the next several years as these regulations continue to be implemented.

In November 2012, the FERC initiated a review of Viking Gas Transmission’s rates pursuant to Section 5 of the Natural Gas Act.  The parties reached agreement on the terms of a settlement that provides for a 2 percent reduction in transportation rates.  The settlement was approved by the FERC in December 2013, and the revised rates became effective January 1, 2014.

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

Natural Gas Distribution

Separation of Natural Gas Distribution Business - On January 31, 2014, we completed the separation of our natural gas distribution business into a standalone publicly traded company, ONE Gas.  ONE Gas consists of ONEOK’s former Natural Gas Distribution segment that includes Kansas Gas Service, Oklahoma Natural Gas and Texas Gas Service.  See additional discussion in Note U of the Notes to the Consolidated Financial Statements. The Natural Gas Distribution segment has been classified as discontinued operations effective February 1, 2014.

Overview - Our former Natural Gas Distribution segment provides natural gas distribution services to more than 2 million customers in Oklahoma, Kansas and Texas through Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service, serving residential, commercial, industrial and transportation customers in all three states.  In addition, our former LDCs serve wholesale and public authority customers.  Its operations are subject to regulations and oversight of various regulatory agencies.

Our operating results were affected primarily by the number of customers, usage and the ability to collect service fees that provided a reasonable rate of return on our investment and recovery of our cost of service.  Natural gas costs were passed through to our customers based on the actual cost of natural gas purchased by the respective natural gas distribution company and related expenses, including transportation and storage costs.  Substantial fluctuations in natural gas sales could occur from year to year without materially or adversely impacting our former LDCs’ net margin, since the fluctuations in natural gas costs affected natural gas sales and cost of gas by an equivalent amount.

Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service distribute natural gas as public utilities to approximately 87 percent, 69 percent and 14 percent of the natural gas distribution customers in Oklahoma, Kansas and Texas, respectively. Natural gas sold to residential and commercial customers as a percentage of our former LDC’s total natural gas sales by state is presented in the table below:

	Oklahoma	Kansas	Texas
Residential	82%	80%	69%
Commercial	17%	19%	22%

Market Conditions and Seasonality - Natural gas supply requirements are affected by weather conditions.  In addition, economic conditions affect the requirements of our former LDCs’ commercial and industrial customers.  Natural gas usage per residential customer may decline as customers change their consumption patterns in response to a variety of factors including:

•	more volatile and higher natural gas prices;

•	customers improving the energy efficiency of existing homes by replacing doors and windows, adding insulation and replacing appliances with more efficient ones;

•	more energy-efficient construction; and

•	fuel switching.

In each jurisdiction in which our former natural gas distribution segment operated, changes in customer-usage profiles were considered in the periodic redesign of rates.

In managing our natural gas supply portfolios, we partially mitigated price volatility, using a combination of physical and financial derivatives and natural gas in storage.  We had natural gas financial hedging programs authorized by the regulatory authorities in each state in which our former LDCs do business.  We did not utilize financial derivatives for speculative purposes nor did we have trading operations associated with our former Natural Gas Distribution segment.  We utilized 57.3 Bcf of contracted storage capacity in 2013, which allowed natural gas to be purchased during the off-peak season and stored for use in the winter periods.

Demand - See discussion below under “Seasonality” for factors affecting demand for our former natural gas distribution business.

Seasonality - Natural gas sales to residential and commercial customers are seasonal, as a substantial portion of their natural gas requirements are for heating.  Accordingly, the volume of natural gas sales is higher normally during the months of November through March than in other months of the year.  The impact on margins for our former LDCs resulting from weather temperatures that are above or below normal is offset partially through weather-normalization adjustment (WNA) mechanisms.  These adjustments have been approved by the regulatory authorities for our Oklahoma, Kansas and certain Texas service territories.  WNAs allow us to increase customer billing to offset lower gas usage when weather is warmer than normal and decrease customer billing to offset higher gas usage when weather is colder than normal.

Government Regulation - Rates charged for natural gas transportation services by the LDCs in our former Natural Gas Distribution segment are established by the OCC for Oklahoma Natural Gas and by the KCC for Kansas Gas Service.  Texas Gas Service is subject to regulatory oversight by the various municipalities that it serves, which have primary jurisdiction in their respective areas. Rates in unincorporated areas of Texas and all appellate matters are subject to regulatory oversight by the RRC.  Natural gas supply costs for our former LDCs are passed on to its customers through a purchased-gas cost-adjustment mechanism.  Our former LDCs did not make a profit on the cost of natural gas.

See further discussion in the “Environmental and Safety Matters” section.

Energy Services

Overview - In June 2013, we announced we would discontinue our Energy Services segment through an accelerated wind down process. Our Energy Services segment has faced challenging natural gas market conditions that showed no signs of improving. Increased natural gas supply and infrastructure, coupled with lower natural gas price volatility and narrowed seasonal and location natural gas price differentials has resulted in limited opportunities to generate revenues to cover our fixed costs on contracted storage and transportation capacity. We executed agreements in 2013 to release a significant portion of our nonaffiliated natural gas transportation and storage contracts to third parties. In addition, pursuant to a request for proposal, our Energy Services segment assigned contracts for 18.0 Bcf of storage capacity leased from an affiliate to our Natural Gas Distribution segment effective June 2013. We expect the Energy Services segment to be classified as discontinued operations, effective April 1, 2014, when substantially all operations of the segment will have ceased.

As a result of the accelerated wind down, in 2013 we recorded noncash charges of approximately $138.6 million, before taxes, which were recorded in cost of sales and fuel in our Consolidated Statements of Income. We expect future cash expenditures associated with the released transportation and storage capacity from the wind down of our Energy Services segment to be approximately $80 million on an after-tax basis, which consist of approximately $33 million in 2014, $24 million in 2015, $13 million in 2016 and $10 million during the period from 2017 through 2023.

During the wind down process, we retained 23.5 Bcf of contracted natural gas storage capacity of which 20.5 will expire by March 31, 2014. In the first quarter 2014, we assigned the remaining 3.0 Bcf of natural gas storage capacity to a third party, effective April 1, 2014, and we expect to record an additional noncash charge of approximately $1.7 million, before taxes. We will utilize this capacity through March 31, 2014, to serve our contracted premium services customers by providing natural gas supply and risk-management services for natural gas and electric utilities and industrial customers. Premium services volumes, revenues and cost of sales decreased materially as we have realigned our business operations with the remaining contracted capacity. Our premium services include next-day and no-notice natural gas delivery services. Next-day services allow our customers to call on additional natural gas supply up to an amount agreed upon in a service contract and expect delivery the following day. No-notice services allow customers to call on additional natural gas supply and expect immediate delivery.  We also provide weather-related protection and other custom solutions based on our customers’ specific needs.

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

SEGMENT FINANCIAL INFORMATION

Operating Income, Customers and Total Assets - See Note S of the Notes to Consolidated Financial Statements in this Annual Report for disclosure by segment of our operating income and total assets and for a discussion of revenues from external customers.

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

FINANCIAL MARKETS LEGISLATION

The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets. The CFTC has issued final regulations for most of the provisions of the Dodd-Frank Act, and we have implemented measures to comply with the regulations that are applicable to our businesses. ONEOK Partners continues to participate in financial markets for hedging certain risks inherent in our business, including commodity-price and interest-rate risks. Although the impact to date has not been material, ONEOK Partners continues to monitor proposed regulations and the impact the regulations may have on its business and risk-management strategies in the future.

ENVIRONMENTAL AND SAFETY MATTERS

Additional information about our environmental matters is included in Note R of the Notes to Consolidated Financial Statements in this Annual Report.

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

Pipeline Safety - We are subject to PHMSA regulations, including pipeline integrity-management regulations.  The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas.  In January 2012, The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 was signed into law.  The law increased maximum penalties for violating federal pipeline safety regulations and directs the DOT and Secretary of Transportation to conduct further review or studies on issues that may or may not be material to us. These issues include but are not limited to the following:

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

Federal, state and regional initiatives to measure and regulate greenhouse gas emissions are underway.  We monitor all relevant federal and state legislation to assess the potential impact on our operations.  The EPA’s Mandatory Greenhouse Gas Reporting Rule requires annual greenhouse gas emissions reporting from affected facilities and the carbon dioxide emissions equivalents for the natural gas delivered by us to our natural gas distribution customers who are not otherwise required to report their own emissions and the emissions equivalents for all NGLs produced by ONEOK Partners as if all of these products were combusted, even if they are used otherwise.

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

The EPA’s “Tailoring Rule” regulates greenhouse gas emissions at new or modified facilities that meet certain criteria. Affected facilities are required to review best available control technology, conduct air-quality and impact analyses and public reviews with respect to such emissions.  At current emissions threshold levels, this rule has had a minimal impact on our existing facilities.  The EPA has stated it will consider lowering the threshold levels over the next five years, which could increase the impact on our existing facilities; however, potential costs, fees or expenses associated with the potential adjustments are unknown.

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

In March 2013, the EPA issued proposed rulemaking to amend the NSPS for the crude oil and natural gas industry, pursuant to various industry comments, administrative petitions for reconsideration and/or judicial appeals of portions of the NSPS final rule. The rule was most recently amended again in September 2013, and the EPA has indicated that further amendments may be issued in 2014. Based on the amendments and our understanding of pending stakeholder responses to the NSPS rule, we do not expect future capital, operations and maintenance costs resulting from compliance with the regulation to be material. However, the EPA may issue additional responses, amendments and/or policy guidance on the final rule, which could alter our present expectations. Generally, the NSPS rule will require expenditures for updated emissions controls, monitoring and record-keeping requirements at affected facilities in the crude oil and natural gas industry. We do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

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

EMPLOYEES

At February 1, 2014, we employed 1,927 people.

EXECUTIVE OFFICERS

All executive officers are elected annually by our Board of Directors and each serves until such person resigns, is removed or is otherwise disqualified to serve or until such officer’s successor is duly elected.  Our executive officers listed below include the officers who have been designated by our Board of Directors as our Section 16 executive officers.

Name and Position	Age	Business Experience in Past Five Years
John W. Gibson	61	2014 to present	Chairman of the Board, ONEOK and ONEOK Partners
Chairman of the Board		2012 to 2014	Chairman and Chief Executive Officer, ONEOK and ONEOK Partners
		2011	Chairman, President and Chief Executive Officer, ONEOK
		2011	Vice Chairman of the Board of Directors, ONEOK
		2010 to 2011	President and Chief Executive Officer, ONEOK
		2010 to 2011	Chairman, President and Chief Executive Officer, ONEOK Partners
		2007 to 2009	Chief Executive Officer, ONEOK
		2007 to 2009	Chairman and Chief Executive Officer, ONEOK Partners
Terry K. Spencer	54	2014 to present	President and Chief Executive Officer, ONEOK and ONEOK Partners
President and Chief Executive Officer		2012 to 2014	President, ONEOK and ONEOK Partners
		2010 to present	Member of the Board of Directors, ONEOK Partners
		2009 to 2011	Chief Operating Officer, ONEOK Partners
		2007 to 2009	Executive Vice President, Natural Gas Liquids, ONEOK Partners
Robert F. Martinovich	56	2014 to present	Executive Vice President, Commercial, ONEOK and ONEOK Partners
Executive Vice President, Commercial		2013 to 2014	Executive Vice President, Operations, ONEOK and ONEOK Partners
		2012	Executive Vice President, Chief Financial Officer and Treasurer, ONEOK and ONEOK Partners
		2011 to 2012	Member of the Board of Directors, ONEOK Partners
		2011	Senior Vice President, Chief Financial Officer and Treasurer, ONEOK and ONEOK Partners
		2009 to 2011	Chief Operating Officer, ONEOK
		2007 to 2009	President, Gathering and Processing, ONEOK Partners
Wesley J. Christensen	60	2014 to present	Senior Vice President, Operations, ONEOK and ONEOK Partners
Senior Vice President, Operations		2011 to 2014	Senior Vice President, Operations, ONEOK Partners
		2007 to 2011	Senior Vice President, Natural Gas Liquids Operations
Stephen W. Lake	50	2012 to present	Senior Vice President, General Counsel and Assistant Secretary, ONEOK and ONEOK Partners
Senior Vice President, General Counsel and Assistant Secretary		2011	Senior Vice President, Associate General Counsel and Assistant Secretary, ONEOK and ONEOK Partners
		2008 to 2011	Executive Vice President and General Counsel, McJunkin Red Man Corporation
Derek S. Reiners	42	2013 to present	Senior Vice President, Chief Financial Officer and Treasurer, ONEOK and ONEOK Partners
Senior Vice President, Chief Financial Officer and Treasurer		2009 to 2012	Senior Vice President and Chief Accounting Officer, ONEOK and ONEOK Partners
		2004 to 2009	Partner, Grant Thornton LLP
Sheppard F. Miers III	45	2013 to present	Vice President and Chief Accounting Officer, ONEOK and ONEOK Partners
Vice President and Chief Accounting Officer		2009 to 2012	Vice President and Controller, ONEOK Partners
		2005 to 2009	Vice President, ONEOK
Dandridge L. Harrison	60	2012 to present	Senior Vice President, Administrative Services and Corporate Relations, ONEOK and ONEOK Partners
Senior Vice President, Administrative Services and Corporate Relations		2008 to 2012	Vice President, Investor Relations and Public Affairs, ONEOK and ONEOK Partners

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

Our partnership interest in ONEOK Partners is our largest cash-generating source.  Therefore, our cash flow is heavily dependent upon the ability of ONEOK Partners to make distributions to its partners.  A significant decline in ONEOK Partners’ earnings and/or cash distributions could have a corresponding negative impact on us.  For information on the risk factors inherent in the business of ONEOK Partners, see the section below entitled “Additional Risk Factors Related to ONEOK Partners’ Business” and Item 1A, Risk Factors in the ONEOK Partners’ Annual Report.

Some of our nonregulated businesses have a higher level of risk than our regulated businesses.

Some of our nonregulated operations, which include ONEOK Partners’ natural gas gathering and processing business, most of its natural gas liquids business and our energy services business, have a higher level of risk than our regulated operations, which include ONEOK Partners’ natural gas pipelines business and a portion of its natural gas liquids business.  We and ONEOK Partners expect to continue investing in natural gas and natural gas liquids projects and other related projects, some or all of which may involve nonregulated businesses or assets.  These projects could involve risks associated with operational factors, such as competition and dependence on certain suppliers and customers, and financial, economic and political factors, such as rapid and significant changes in commodity prices, the cost and availability of capital and counterparty risk, including the inability of a counterparty, customer or supplier to fulfill a contractual obligation.

Terrorist attacks directed at our facilities could affect adversely our business.

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

We are subject to the risk of loss resulting from nonpayment and/or nonperformance by customers and counterparties of our Energy Services segment.  The customers of our Energy Services segment are predominantly LDCs, industrial customers, natural gas producers and marketers that may experience deterioration of their financial condition as a result of changing market conditions or financial difficulties that could impact their creditworthiness or ability to pay for our services.  During the wind down process, if we fail to assess adequately the creditworthiness of existing or future customers, unanticipated deterioration in their creditworthiness and any resulting nonpayment and/or nonperformance could affect adversely results of operations for our Energy Services segment.  In addition, if any of our Energy Services segment’s customers or counterparties filed for bankruptcy protection, we may not be able to recover amounts owed, which could impact materially and adversely the results of operations for our Energy Services segment.

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

As of December 31, 2013, we had total indebtedness for borrowed money of approximately $1.7 billion, which excludes the debt of ONEOK Partners.  Our indebtedness could have significant consequences.  For example, it could:

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

We have a defined benefit pension plan for certain employees and postretirement welfare plans that provide postretirement medical and life insurance benefits to certain employees who retire with at least five years of service.  The cost of providing these benefits to eligible current and former employees is subject to changes in the market value of our pension and postretirement benefit plan assets, changing demographics, including longer life expectancy of plan participants and their beneficiaries and changes in health care costs.  For further discussion of our defined benefit pension plan, see Note N of the Notes to Consolidated Financial Statements in this Annual Report.

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

The separation of ONE Gas could result in substantial tax liability.

We have received a private letter ruling from the IRS substantially to the effect that, for U.S. federal income tax purposes, the separation and certain related transactions qualify under Sections 355 and/or 368 of the U.S. Internal Revenue Code of 1986, as amended.  If the factual assumptions or representations made in the request for the private letter ruling prove to have been inaccurate or incomplete in any material respect, then we will not be able to rely on the ruling.  Furthermore, the IRS does not rule on whether a distribution such as the separation satisfies certain requirements necessary to obtain tax-free treatment under section 355 of the Code.  The private letter ruling was based on representations by us that those requirements were satisfied, and any inaccuracy in those representations could invalidate the ruling.  In connection with the separation, we obtained an opinion of outside legal and tax counsel, substantially to the effect that, for U.S. federal income tax purposes, the separation and certain related transactions qualify under Sections 355 and 368 of the Code.  The opinion relies on, among other things, the continuing validity of the private letter ruling and various assumptions and representations as to factual matters made by us which, if inaccurate or incomplete in any material respect, would jeopardize the conclusions reached by such counsel in its opinion.  The opinion will not be binding on the IRS or the courts, and there can be no assurance that the IRS or the courts would not challenge the conclusions stated in the opinion or that any such challenge would not prevail.

Although we control ONEOK Partners, we may have conflicts of interest with ONEOK Partners that could subject us to claims that we have breached our fiduciary duty to ONEOK Partners and its unitholders.

We are the sole general partner and own 41.2 percent of ONEOK Partners.  Conflicts of interest may arise between us and ONEOK Partners and its unitholders.  In resolving these conflicts, we may favor our own interests and the interests of our affiliates over the interests of ONEOK Partners and its unitholders as long as the resolution does not conflict with the ONEOK Partners’ partnership agreement or our fiduciary duties to ONEOK Partners and its unitholders.

Our use of financial instruments to hedge interest-rate risk may result in reduced income.

We utilize financial instruments to mitigate our exposure to interest-rate fluctuations. Hedging instruments that are used to reduce our exposure to interest-rate fluctuations could expose us to risk of financial loss where we have contracted for variable-rate swap instruments to hedge fixed-rate instruments and the variable rate exceeds the fixed rate.  In addition, these hedging arrangements may limit the benefit we would otherwise receive if we had contracted for fixed-rate swap agreements to hedge variable-rate instruments and the variable rate falls below the fixed rate.

An impairment of goodwill, long-lived assets, including intangible assets, and equity-method investments could reduce our earnings.

Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets.  GAAP requires us to test goodwill and intangible assets with indefinite useful lives for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired.  Long-lived assets, including intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  For the investments ONEOK Partners accounts for under the equity method, the impairment test considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary.  For example, if natural gas production continues to decline in areas of the Powder River Basin where coal-bed methane, or dry natural gas, is produced, ONEOK Partners could be unable to recover the carrying value of its assets and equity investments in these areas. If ONEOK Partners determines that an impairment is indicated, it would be required to take an immediate noncash charge to earnings with a correlative effect on our equity and balance sheet leverage as measured by consolidated debt to total capitalization.

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

Cyber-attacks against us or others in our industry could result in additional regulations. Current efforts by the federal government, such as the Improving Critical Infrastructure Cybersecurity executive order, and any potential future regulations could lead to increased regulatory compliance costs, insurance coverage cost or capital expenditures. We cannot predict the potential impact to our business or the energy industry resulting from additional regulations.

Changes in interest rates could affect adversely our business.

We use both fixed- and variable-rate debt, and we are exposed to market risk due to the floating interest rates on our short-term borrowings.  From time to time, we use interest-rate derivatives to hedge interest obligations on specific debt issuances, including anticipated debt issuances.  These hedges may be ineffective, and our results of operations, cash flows and financial position could be affected adversely by significant fluctuations or increases or decreases in interest rates from current levels.

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

The workplaces associated with our facilities are subject to the requirements of OSHA and comparable state statutes that regulate the protection of the health and safety of workers.  The failure to comply with OSHA requirements or general industry standards, including keeping adequate records or occupational exposure to regulated substances could expose us to civil or criminal liability, enforcement actions, and regulatory fines and penalties and could have a material adverse effect on our business, financial position, results of operations and cash flows.

ADDITIONAL RISK FACTORS RELATED TO ONEOK PARTNERS’ BUSINESS

The volatility of natural gas, crude oil and NGL prices could affect adversely ONEOK Partners’ cash flows.

A significant portion of ONEOK Partners’ revenues are derived from the sale of commodities that are received as payment for natural gas gathering and processing services, for the transportation and storage of natural gas, and for the sale of NGLs and NGL products in ONEOK Partners’ natural gas liquids business.  Commodity prices have been volatile and are likely to continue to be so in the future.  The prices ONEOK Partners receives for its commodities are subject to wide fluctuations in response to a variety of factors beyond ONEOK Partners’ control, including, but not limited to, the following:

•	overall domestic and global economic conditions;

•	relatively minor changes in the supply of, and demand for, domestic and foreign energy;

•	market uncertainty;

•	the availability and cost of third-party transportation, natural gas processing and natural gas liquids fractionation capacity;

•	the level of consumer product demand and storage inventory levels;

•	ethane rejection;

•	geopolitical conditions impacting supply and demand for natural gas, NGLs and crude oil;

•	weather conditions;

•	domestic and foreign governmental regulations and taxes;

•	the price and availability of alternative fuels;

•	speculation in the commodity futures markets;

•	overall domestic and global economic conditions;

•	the price of natural gas, crude oil, NGL and liquefied natural gas imports and exports;

•	the effect of worldwide energy-conservation measures; and

•	the impact of new supplies, new pipelines, processing and fractionation facilities on location price differentials.

These external factors and the volatile nature of the energy markets make it difficult to estimate reliably future prices of commodities and the impact commodity price fluctuations have on ONEOK Partners’ customers and their need for its services. As commodity prices decline, ONEOK Partners is paid less for its commodities, thereby reducing its cash flow.  NGL volumes could decline if it becomes uneconomical for natural gas processors to recover the ethane component of the natural gas stream as a separate product. In addition, crude-oil and natural gas production could also decline due to lower prices.

Measurement adjustments on ONEOK Partners’ pipeline system can be affected materially by changes in estimation, type of commodity and other factors.

Natural gas and natural gas liquids measurement adjustments occur as part of the normal operating conditions associated with ONEOK Partners’ assets.  The quantification and resolution of measurement adjustments are complicated by several factors including: (1) the significant number (i.e., thousands) of meters that ONEOK Partners uses throughout its natural gas and natural gas liquids systems; (2) varying qualities of natural gas in the streams gathered and processed and the mixed nature of NGLs gathered and fractionated through ONEOK Partners’ systems; and (3) variances in measurement that are inherent in metering technologies.  Each of these factors may contribute to measurement adjustments that can occur on ONEOK Partners’ systems, which could affect negatively its earnings and cash flows.

Increased competition could have a significant adverse financial impact on ONEOK Partners.

The natural gas and natural gas liquids industries are expected to remain highly competitive.  The demand for natural gas and NGLs is primarily a function of commodity prices, including prices for alternative energy sources, customer usage rates, weather, economic conditions and service costs.  ONEOK Partners’ ability to compete also depends on a number of other factors, including competition from other companies for its existing customers, the efficiency, quality and reliability of the services it provides, and competition for throughput at ONEOK Partners’ gathering systems, pipelines, processing plants, fractionators and storage facilities.

ONEOK Partners cannot predict when it will be subject to changes in legislation or regulation, nor can it predict the impact of these changes on its financial position, results of operations or cash flows.  There are no assurances that ONEOK Partners’ business will be positioned to effectively compete in the future.

ONEOK Partners does not hedge fully against commodity price changes, time differentials or locational differentials. This could result in decreased revenues and increased costs, thereby resulting in lower margins and adversely affecting its results of operations.

Certain of ONEOK Partners’ nonregulated and regulated businesses are exposed to market risk and the impact of market price fluctuations of natural gas, NGLs and crude oil.  Market risk refers to the risk of loss of cash flows and future earnings arising from adverse changes in commodity prices.  ONEOK Partners’ primary exposures arise from:

•	the value of the NGLs and natural gas it receives in exchange for the natural gas gathering and processing services it provides;

•
the differentials between NGL and natural gas prices associated with its keep-whole contracts and the differentials between the individual NGL products with respect to ONEOK Partners’ natural gas liquids transportation and fractionation agreements;

•	the price differentials between the individual NGL products;

•	the NGL price differentials at different locations;

•	the seasonal price differentials of natural gas and NGLs related to storage operations;

•	the fuel costs and the value of the retained fuel in-kind in ONEOK Partners’ natural gas pipelines and storage operations; and

•	the differential between ethane and natural gas prices.

ONEOK Partners also is exposed to the risk of changing prices or the cost of transportation resulting from purchasing natural gas or NGLs at one location and selling it at another (referred to as basis risk).  To minimize the risk from market price fluctuations of natural gas, NGLs and crude oil, ONEOK Partners uses physical forward transactions and commodity financial derivative instruments such as futures contracts, swaps and options to manage market risk of existing or anticipated purchases and sales of natural gas, NGLs and crude oil.  ONEOK Partners adheres to policies and procedures that monitor its exposure to market risk from open positions.  However, it do not hedge fully against commodity price changes, and therefore, it retains some exposure to market risk.  Accordingly, any adverse changes to commodity prices could result in decreased revenue and/or increased costs.

ONEOK Partners’ use of financial instruments and physical forward transactions to hedge market risk may result in reduced income.

ONEOK Partners utilizes financial instruments and physical forward transactions to mitigate its exposure to interest rate and commodity price fluctuations.  Hedging instruments that are used to reduce ONEOK Partners’ exposure to interest-rate fluctuations could expose it to risk of financial loss where it has contracted for variable-rate swap instruments to hedge fixed-rate instruments and the variable rate exceeds the fixed rate.  In addition, these hedging arrangements may limit the benefit ONEOK Partners would otherwise receive if it had contracted for fixed-rate swap agreements to hedge variable-rate instruments and the variable rate falls below the fixed rate.  Hedging arrangements that are used to reduce ONEOK Partners’ exposure to commodity price fluctuations limit the benefit it would otherwise receive if market prices for natural gas, crude oil and NGLs exceed the stated price in the hedge instrument for these commodities.

The adoption and implementation of new statutory and regulatory requirements for derivative transactions could have an adverse impact on ONEOK Partners’ ability to hedge risks associated with its business and increase the working capital requirements to conduct these activities.

In July 2010, the Dodd-Frank Act was enacted, which provides new statutory and regulatory requirements for certain swap transactions.  Certain financial transactions will be required to be cleared on exchanges, and cash collateral will be required for these transactions.  However, the Dodd-Frank Act provides for a potential exemption from these clearing and cash collateral requirements for commercial end-users and includes a number of defined terms that will be used in determining how this exemption applies to particular derivative transactions and to the parties to those transactions. Additionally, the Dodd-Frank Act calls for various regulatory agencies, including the SEC and the CFTC, to establish regulations for implementation of many of the provisions of the act.

The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets. The CFTC has issued final regulations for most of the provisions of the Dodd-Frank Act, and ONEOK Partners has implemented measures to comply with the regulations that are applicable to its businesses. ONEOK Partners expects to continue to participate in financial markets for hedging certain risks inherent in its business, including commodity-price and interest-rate risks. ONEOK Partners continues to monitor proposed regulations and the impact the regulations may have on its business and risk-management strategies in the future.

ONEOK Partners’ inability to develop and execute growth projects and acquire new assets could result in reduced cash distributions to its unitholders and to ONEOK.

ONEOK Partners’ primary business objectives are to generate cash flow sufficient to pay quarterly cash distributions to unitholders and to increase these distributions over time.  ONEOK Partners’ ability to maintain and grow its distributions to unitholders, including ONEOK, depends on the growth of its existing businesses and strategic acquisitions.  Accordingly, if ONEOK Partners is unable to implement business development opportunities and finance such activities on economically acceptable terms, its future growth will be limited, which could impact adversely its and our results of operations and cash flows.

Growing ONEOK Partners’ business by constructing new pipelines and plants or making modifications to its existing facilities subjects ONEOK Partners to construction and supply risks should adequate natural gas or NGL supply be unavailable upon completion of the facilities.

One of the ways ONEOK Partners intends to grow its business is through the construction of new pipelines and new gathering, processing, storage and fractionation facilities and through modifications to ONEOK Partners’ existing pipelines and existing gathering, processing, storage and fractionation facilities.  The construction and modification of pipelines and gathering, processing, storage and fractionation facilities may require significant capital expenditures, which may exceed ONEOK Partners’ estimates, and involve numerous regulatory, environmental, political, legal and weather-related uncertainties. Construction projects in ONEOK Partners’ industry may increase demand for labor, materials and rights of way, which may, in turn, impact ONEOK Partners’ costs and schedule.  If ONEOK Partners undertakes these projects, it may not be able to complete them on schedule or at the budgeted cost.  Additionally, ONEOK Partners’ revenues may not increase immediately upon the expenditure of funds on a particular project.  For instance, if ONEOK Partners builds a new pipeline, the construction will occur over an extended period of time, and ONEOK Partners will not receive any material increases in revenues until after completion of the project.  ONEOK Partners may have only limited natural gas or NGL supply committed to these facilities prior to their construction.  Additionally, ONEOK Partners may construct facilities to capture anticipated future growth in production in a region in which anticipated production growth does not materialize.  ONEOK Partners may also rely on estimates of proved reserves in its decision to construct new pipelines and facilities, which may prove to be inaccurate because there are numerous uncertainties inherent in estimating quantities of proved reserves.  As a result, new facilities may not be able to attract enough natural gas or NGLs to achieve ONEOK Partners’ expected investment return, which could affect materially and adversely ONEOK Partners’ results of operations, financial condition and cash flows.

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

ONEOK Partners’ operations are subject to operational hazards and unforeseen interruptions that could affect materially and adversely ONEOK Partners’ business and for which neither we nor ONEOK Partners may be insured adequately.

ONEOK Partners’ operations are subject to all of the risks and hazards typically associated with the operation of natural gas and natural gas liquids gathering, transportation and distribution pipelines, storage facilities and processing and fractionation plants.  Operating risks include but are not limited to leaks, pipeline ruptures, the breakdown or failure of equipment or processes, and the performance of pipeline facilities below expected levels of capacity and efficiency.  Other operational hazards and unforeseen interruptions include adverse weather conditions, accidents, explosions, fires, the collision of equipment with ONEOK Partners’ pipeline facilities (for example, this may occur if a third party were to perform excavation or construction work near ONEOK Partners’ facilities) and catastrophic events such as tornados, hurricanes, earthquakes, floods or other similar events beyond ONEOK Partners’ control.  It is also possible that ONEOK Partners’ facilities could be direct targets or indirect casualties of an act of terrorism.  A casualty occurrence might result in injury or loss of life, extensive property damage or environmental damage.  Liabilities incurred and interruptions to the operations of ONEOK Partners’ pipelines or other facilities caused by such an event could reduce revenues generated by ONEOK Partners and increase expenses, thereby impairing our or ONEOK Partners’ ability to meet our respective obligations.  Insurance proceeds may not be adequate to cover all liabilities or expenses incurred or revenues lost, and neither we nor ONEOK Partners are fully insured against all risks inherent in our respective businesses.

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

ONEOK Partners does not own all of the land on which certain of its pipelines and facilities are located and are, therefore, subject to the risk of increased costs to maintain necessary land use.  ONEOK Partners obtains the rights to construct and operate certain of its pipelines and related facilities on land owned by third parties and governmental agencies for a specific period of time.  Loss of these rights, through its inability to renew right-of-way contracts on acceptable terms or increased costs to renew such rights, could have a material adverse effect on ONEOK Partners’ financial condition, results of operations and cash flows.

Pipeline-integrity programs and repairs may impose significant costs and liabilities.

Pursuant to a DOT rule, pipeline operators are required to develop pipeline integrity-management programs for intrastate and interstate natural gas and natural gas liquids pipelines that could affect high-consequence areas in the event of a release of product.  As defined by applicable regulations, high-consequence areas include areas near the route of a pipeline with high-population densities, facilities occupied by persons of limited mobility or indoor or outdoor areas where at least 20 people gather periodically.  The rule requires operators to identify pipeline segments that could impact a high-consequence area; improve data collection, integration and characterization of threats applicable to each segment; implement preventive and mitigating actions; perform ongoing assessments of pipeline integrity; and repair and remediate as necessary.  These testing programs could cause us and ONEOK Partners to incur significant capital and operating expenditures to make repairs or remediate, as well as initiate preventive or mitigating actions that are determined to be necessary.

ONEOK Partners is subject to comprehensive energy regulation by governmental agencies, and the recovery of its costs are dependent on regulatory action.

Federal, state and local agencies have jurisdiction over many of ONEOK Partners’ activities, including regulation by the FERC of its storage and interstate pipeline assets.  The profitability of ONEOK Partners’ regulated operations is dependent on its ability to pass through costs related to providing energy and other commodities to its customers by filing periodic rate cases.  The regulatory environment applicable to ONEOK Partners’ regulated businesses could impair its ability to recover costs historically absorbed by its customers.

ONEOK Partners is unable to predict the impact that the future regulatory activities of these agencies will have on its operating results.  Changes in regulations or the imposition of additional regulations could have an adverse impact on ONEOK Partners’ business, financial condition and results of operations.

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

Compliance with environmental regulations that ONEOK Partners is subject to may be difficult and costly.

ONEOK Partners is subject to multiple environmental laws and regulations affecting many aspects of present and future operations, including air emissions, water quality, wastewater discharges, solid and hazardous wastes, and hazardous material and substance management.  These laws and regulations require ONEOK Partners to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals.  Failure to comply with these laws, regulations, permits and licenses may expose ONEOK Partners to fines, penalties and/or interruptions in its operations that could be material to its results of operations. If a leak or spill of hazardous substance occurs from ONEOK Partners’ pipelines or gathering lines or facilities in the process of transporting natural gas or NGLs or at any facility that ONEOK Partners owns, operates or otherwise uses, ONEOK Partners could be held jointly and severally liable for all resulting liabilities, including investigation and clean-up costs, which could affect materially its results of operations and cash flows.  In addition, emission controls required under the federal Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at ONEOK Partners’ facilities.  In addition, the EPA issued a rule on air-quality standards, “National Emission Standards for Hazardous Air Pollutants for Reciprocating Internal Combustion Engines,” also known as RICE NESHAP, with a compliance date in 2013.  The rule will require capital expenditures over the next three years for the purchase and installation of new emissions-control equipment.  ONEOK Partners does not expect these expenditures to have a material impact on its results of operations, financial position or cash flows.  ONEOK Partners cannot assure that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to it.  Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from customers, could have a material adverse effect on ONEOK Partners’ business, financial condition and results of operations.  For further discussion on this topic, see Note R of the Notes to Consolidated Financial Statements in this Annual Report.

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

There is an inherent risk of incurring environmental costs and liabilities in ONEOK Partners’ business due to its handling of the products it gathers, transports, processes and stores, air emissions related to its operations, past industry operations and waste disposal practices, some of which may be material.  Private parties, including the owners of properties through which ONEOK Partners’ pipeline systems pass, may have the right to pursue legal actions to enforce compliance as well as to seek damages for noncompliance with environmental laws and regulations or for personal injury or property damage arising from ONEOK Partners’ operations.  Some sites ONEOK Partners operates are located near current or former third-party hydrocarbon storage and processing operations, and there is a risk that contamination has migrated from those sites to ONEOK Partners’ sites.  In addition, increasingly strict laws, regulations and enforcement policies could increase significantly ONEOK Partners’ compliance costs and the cost of any remediation that may become necessary, some of which may be material.  Additional information is included under Item 1, Business under “Environmental and Safety Matters” and in Note R of the Notes to Consolidated Financial Statements in this Annual Report.

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

ONEOK Partners may face significant costs to comply with the regulation of greenhouse gas emissions.

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

ONEOK Partners believes it is possible that future governmental legislation and/or regulation may require it either to limit greenhouse gas emissions from its operations or to purchase allowances for such emissions that are actually attributable to its NGL customers.  However, it cannot predict precisely what form these future regulations will take, the stringency of the regulations, or when they will become effective.  Several legislative bills have been introduced in the United States Congress that would require carbon dioxide emission reductions.  Previously considered proposals have included, among other things, limitations on the amount of greenhouse gases that can be emitted (so called “caps”) together with systems of emissions allowances.  This system could require ONEOK Partners to reduce emissions, even though the technology is not currently available for efficient reduction, or to purchase allowances for such emissions.  Emissions also could be taxed independently of limits.

In addition to activities on the federal level, state and regional initiatives could also lead to the regulation of greenhouse gas emissions sooner and/or independent of federal regulation.  These regulations could be more stringent than any federal regulation or legislation that is adopted.

Future legislation and/or regulation designed to reduce greenhouse gas emissions could make some of its activities uneconomic to maintain or operate.  Further, ONEOK Partners may not be able to pass on the higher costs to its customers or recover all costs related to complying with greenhouse gas regulatory requirements.  Its future results of operations, cash flows or financial condition could be adversely affected if such costs are not recovered through regulated rates or otherwise passed on to its customers.

ONEOK Partners continues to monitor legislative and regulatory developments in this area.  Although the regulation of greenhouse gas emissions may have a material impact on its operations and rates, it is unable to quantify the potential costs of the impacts at this time.

ONEOK Partners may not be able to pass on the higher costs to its customers or recover all costs related to complying with greenhouse gas emission regulatory requirements, which could cause material adverse effects on its and our business, financial condition, results of operations and cash flows.

ONEOK Partners is subject to physical and financial risks associated with climate change.

There is a growing belief that emissions of greenhouse gases may be linked to global climate change.  Climate change creates physical and financial risk.  ONEOK Partners’ customers’ energy needs vary with weather conditions, primarily temperature and humidity. For residential customers, heating and cooling represent their largest energy use.  To the extent weather conditions may be affected by climate change, customers’ energy use could increase or decrease depending on the duration and magnitude of any changes.  Increased energy use due to weather changes may require ONEOK Partners to invest in more pipelines and other infrastructure to serve increased demand.  A decrease in energy use due to weather changes may affect its financial condition through decreased revenues.  Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.  Weather conditions outside of ONEOK Partners’ operating territory could also have an impact on its revenues.  Severe weather impacts its operating territories primarily through hurricanes, thunderstorms, tornados and snow or ice storms.  To the extent the frequency of extreme weather events increases, this could increase its cost of providing service.  ONEOK Partners may not be able to pass on the higher costs to its customers or recover all the costs related to mitigating these physical risks.  To the extent financial markets view climate change and emissions of greenhouse gases as a financial risk, this could affect negatively its ability to access capital markets or cause ONEOK Partners to receive less favorable terms and conditions in future financings.  Its business could be affected by the potential for lawsuits against greenhouse gas emitters, based on links drawn between greenhouse gas emissions and climate change.

ONEOK Partners’ business is subject to regulatory oversight and potential penalties.

The natural gas industry historically has been subject to heavy state and federal regulation that extends to many aspects of ONEOK Partners’ businesses and operations, including:

•	rates, operating terms and conditions of service;

•	the types of services ONEOK Partners may offer it customers;

•	construction of new facilities;

•	the integrity, safety and security of facilities and operations;

•	acquisition, extension or abandonment of services or facilities;

•	reporting and information posting requirements;

•	maintenance of accounts and records; and

•	relationships with affiliate companies involved in all aspects of the natural gas and energy businesses.

Compliance with these requirements can be costly and burdensome.  Future changes to laws, regulations and policies in these areas may impair ONEOK Partners’ ability to compete for business or to recover costs and may increase the cost and burden of operations. ONEOK Partners cannot guarantee that state or federal regulators will authorize any projects or acquisitions that it may propose in the future.  Moreover, ONEOK Partners cannot guarantee that, if granted, any such authorizations will be made in a timely manner or will be free from potentially burdensome conditions.

Failure to comply with all applicable state or federal statutes, rules and regulations and orders, could bring substantial penalties and fines.  For example, under the Energy Policy Act of 2005, the FERC has civil penalty authority under the Natural Gas Act to impose penalties for current violations of up to $1 million per day for each violation.

Finally, ONEOK Partners cannot give any assurance regarding future state or federal regulations under which it will operate or the effect such regulations could have on its business, financial condition and results of operations.

Demand for natural gas and for certain of ONEOK Partners’ products and services is highly weather sensitive and seasonal.

The demand for natural gas in our ONEOK Partners segment and for certain of ONEOK Partners’ products, such as propane, is weather sensitive and seasonal, with a portion of revenues derived from sales for heating during the winter months.  Weather conditions influence directly the volume of, among other things, natural gas and propane delivered to customers.  Deviations in weather from normal levels and the seasonal nature of certain of ONEOK Partners’ businesses can create variations in earnings and short-term cash requirements.

Energy efficiency and technological advances may affect the demand for natural gas and affect adversely ONEOK Partners’ operating results.

The national trend toward increased energy conservation and technological advances, including installation of improved insulation and the development of more efficient furnaces and other heating devices, may decrease the demand for natural gas by residential customers.  More strict energy-conservation measures in the future or technological advances in heating, conservation, energy generation or other devices could affect adversely ONEOK Partners’ results of operations and cash flows.

In the competition for customers, ONEOK Partners may have significant levels of uncontracted or discounted capacity on its natural gas and natural gas liquids pipelines, processing, fractionation and storage assets.

ONEOK Partners’ natural gas and natural gas liquids pipelines, processing, fractionation and storage assets compete with other pipelines, processing, fractionation and storage facilities for natural gas and NGL supplies delivered to the markets it serves.  As a result of competition, at any given time ONEOK Partners may have significant levels of uncontracted or discounted capacity on its pipelines, processing, fractionation and in its storage assets, which could have a material adverse impact on ONEOK Partners’ results of operations and cash flows.

ONEOK Partners is exposed to the credit risk of its customers or counterparties, and its credit risk management may not be adequate to protect against such risk.

ONEOK Partners is subject to the risk of loss resulting from nonpayment and/or nonperformance by ONEOK Partners’ customers or counterparties.  ONEOK Partners’ customers or counterparties may experience rapid deterioration of their financial condition as a result of changing market conditions or financial difficulties that could impact their creditworthiness or ability to pay ONEOK Partners for its services.  ONEOK Partners assesses the creditworthiness of its customers or counterparties and obtains collateral as it deems appropriate.  If ONEOK Partners fails to assess adequately the creditworthiness of existing or future customers or counterparties, unanticipated deterioration in their creditworthiness and any resulting nonpayment and/or nonperformance could adversely impact ONEOK Partners’ results of operations.  In addition, if any of ONEOK Partners’ customers or counterparties files for bankruptcy protection, this could have a material negative impact on ONEOK Partners’ results of operations and cash flows.

Any reduction in ONEOK Partners’ credit ratings could affect materially and adversely its business, financial condition, liquidity and results of operations.

ONEOK Partners’ senior unsecured long-term debt has been assigned an investment-grade rating by Moody’s of “Baa2” (Stable) and by S&P of “BBB” (Stable) as of February 3, 2014; however, we cannot provide assurance that any of its current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant.  Specifically, if Moody’s or S&P were to downgrade ONEOK Partners’ long-term debt rating, particularly below investment grade, its borrowing costs would increase, which would affect adversely its financial results, and its potential pool of investors and funding sources could decrease.  Ratings from credit agencies are not recommendations to buy, sell or hold ONEOK Partners’ debt securities.  Each rating should be evaluated independently of any other rating.

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

As of December 31, 2013, ONEOK Partners had total indebtedness of approximately $6.1 billion.  Its indebtedness could have significant consequences.  For example, it could:

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

ONEOK Partners’ debt agreements contain provisions that restrict its ability to finance future operations or capital needs or to expand or pursue its business activities.  For example, certain of these agreements contain provisions that, among other things, limit its ability to make loans or investments, make material changes to the nature of its business, merge, consolidate or engage in asset sales, grant liens or make negative pledges.  Certain agreements also require it to maintain certain financial ratios, which limit the amount of additional indebtedness it can incur.  For example, the ONEOK Partners Credit Agreement contains a legal covenant requiring it to maintain a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1. If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter of the acquisition and the two following quarters. As a result of ONEOK Partners completing the Sage Creek acquisition on September 30, 2013, and acquiring the remaining 30 percent interest in its Maysville facility in the fourth quarter 2013, the allowable ratio of indebtedness to adjusted EBITDA increased to 5.5 to1 for the current quarter and will remain at that level through the second quarter 2014.

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

Increased regulation of exploration and production activities, including hydraulic fracturing, could result in reductions or delays in drilling and completing new oil and natural gas wells, which could impact adversely ONEOK Partners’ revenues by decreasing the volumes of unprocessed natural gas and NGLs transported on its or its joint ventures’ natural gas and natural gas liquids pipelines.

The natural gas industry is relying increasingly on natural gas supplies from unconventional sources, such as shale and tight sands.  Natural gas extracted from these sources frequently requires hydraulic fracturing, which involves the pressurized injection of water, sand, and chemicals into the geologic formation to stimulate natural gas production. Recently, there have been initiatives at the federal and state levels to regulate or otherwise restrict the use of hydraulic fracturing, and several states have adopted regulations that impose more stringent permitting, disclosure and well-completion requirements on hydraulic fracturing operations.  Legislation or regulations placing restrictions on hydraulic fracturing activities could impose operational delays, increased operating costs and additional regulatory burdens on exploration and production operators, which could reduce their production of unprocessed natural gas and, in turn, adversely affect ONEOK Partners’ revenues and results of operations by decreasing the volumes of unprocessed natural gas and NGLs gathered, treated, processed, fractionated and transported on ONEOK Partners’ or its joint ventures’ natural gas and natural gas liquids pipelines, several of which gather unprocessed natural gas and NGLs from areas where the use of hydraulic fracturing is prevalent.

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

A court may use fraudulent conveyance considerations to avoid or subordinate the Intermediate Partnership’s guarantee of certain of ONEOK Partners’ senior notes.

Various applicable fraudulent conveyance laws have been enacted for the protection of creditors.  A court may use fraudulent conveyance laws to subordinate or avoid the guarantee of certain of ONEOK Partners’ senior notes issued the Intermediate Partnership.  It is also possible that under certain circumstances, a court could hold that the direct obligations of the Intermediate Partnership could be superior to the obligations under that guarantee.

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

ONEOK Partners’ operating cash flow is derived partially from cash distributions it receives from its unconsolidated affiliates, as discussed in Note P of the Notes to Consolidated Financial Statements.  The amount of cash that ONEOK Partners’ unconsolidated affiliates can distribute principally depends upon the amount of cash flow these affiliates generate from their respective operations, which may fluctuate from quarter to quarter.  ONEOK Partners does not have any direct control over the cash distribution policies of its unconsolidated affiliates.  This lack of control may contribute to ONEOK Partners’ not having sufficient available cash each quarter to continue paying distributions at its current levels.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

DESCRIPTION OF PROPERTIES

ONEOK Partners

Property - Our ONEOK Partners segment owns the following assets at December 31, 2013:

•
eight natural gas processing plants with approximately 585 MMcf/d of natural gas processing capacity in the Mid-Continent region, and eight natural gas processing plants, with approximately 465 MMcf/d of processing capacity, in the Rocky Mountain region;

•	approximately 30 MBbl/d of natural gas liquids fractionation capacity at various natural gas processing plants in the Mid-Continent and Rocky Mountain regions;

•	approximately 11,300 miles and 7,000 miles of natural gas gathering pipelines in the Mid-Continent and Rocky Mountain regions, respectively;

•	approximately 2,700 miles of non-FERC-regulated natural gas liquids gathering pipelines with peak gathering capacity of approximately 772 MBbl/d;

•	approximately 170 miles of non-FERC regulated natural gas liquids distribution pipelines with approximately 66 MBbl/d of peak transportation capacity;

•	approximately 1,510 miles of FERC-regulated natural gas liquids gathering pipelines with peak capacity of approximately 270 MBbl/d;

•	approximately 3,500 miles of FERC-regulated natural gas liquids and refined petroleum products distribution pipelines with approximately 708 MBbl/d of peak transportation capacity;

•
one natural gas liquids fractionator, located in Oklahoma, with operating capacity of approximately 210 MBbl/d; two natural gas liquids fractionators, located in Kansas, with combined operating capacity of 260 MBbl/d; and one natural gas liquids fractionator, located in Texas, with operating capacity of 75 MBbl/d;

•	80 percent ownership interest in one natural gas liquids fractionator in Texas with ONEOK Partners’ proportional share of operating capacity of approximately 128 MBbl/d;

•	interest in one natural gas liquids fractionator in Kansas with ONEOK Partners’ proportional share of operating capacity of approximately 11 MBbl/d;

•	one isomerization unit in Kansas with operating capacity of 9 MBbl/d;

•	six natural gas liquids storage facilities in Oklahoma, Kansas and Texas with operating storage capacity of approximately 23.2 MMBbl;

•	eight natural gas liquids product terminals in Missouri, Nebraska, Iowa and Illinois;

•
above- and below-ground storage facilities associated with its FERC-regulated natural gas liquids pipeline operations in Iowa, Illinois, Nebraska and Kansas with combined operating capacity of approximately 978 MBbl;

•	access to 60 MBbl/d natural gas liquids fractionation capacity in Texas through a fractionation services agreement; and

•	access to approximately 2.5 MMBbl of leased NGL storage capacity at facilities in Kansas and Texas;

•	approximately 1,500 miles of FERC-regulated interstate natural gas pipelines with approximately 3.2 Bcf/d of peak transportation capacity;

•	approximately 5,100 miles of state-regulated intrastate transmission pipelines with approximately 3.0 Bcf/d of peak transportation capacity; and

•	approximately 53.7 Bcf of total working natural gas storage capacity.

ONEOK Partners’ storage includes five underground natural gas storage facilities in Oklahoma, two underground natural gas storage facilities in Kansas and two underground natural gas storage facilities in Texas.

As discussed further in “Growth Projects” in ONEOK Partners segment’s discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, ONEOK Partners expects to complete the following assets in March 2014:

•	one natural gas processing plant, the Canadian Valley Plant in Oklahoma, with approximately 200 MMcf/d of processing capacity, in the Mid-Continent region;

•	approximately 540 miles of FERC-regulated natural gas liquids distribution pipeline, the Sterling III pipeline, from Medford, Oklahoma, to Mont Belvieu, Texas, with peak capacity of 193 MBbl/d; and

•	one ethane/propane splitter with the capacity to produce 32 MBbl/d of purity ethane and 8 MBbl/d of propane located in Texas.

ONEOK Partners also is constructing, or plans to construct, the following assets:

•	three natural gas processing plants with approximately 400 MMcf/d of combined processing capacity in the Rocky Mountain region;

•	approximately 95 miles of FERC-regulated distribution pipelines from Hutchinson, Kansas, to Medford, Oklahoma;

•	one natural gas liquids fractionator, MB-3 located in Texas, with operating capacity of approximately 75 MBbl/d; and

•	upgrade and construct natural gas gathering and processing infrastructure related to the Sage Creek expansion project.

Utilization - The utilization rates for ONEOK Partners’ various assets for 2013 and 2012, respectively were as follows:

•	natural gas processing plants were approximately 71 percent and 69 percent utilized;

•	natural gas pipelines were approximately 90 percent and 89 percent subscribed;

•	FERC-regulated natural gas liquids gathering pipelines were approximately 71 percent and 99 percent utilized;

•	FERC-regulated natural gas liquids distribution pipelines were approximately 58 percent and 65 percent utilized;

•	non-FERC-regulated natural gas liquids pipelines were approximately 69 percent and 68 percent subscribed;

•	natural gas liquids fractionators were approximately 78 percent and 89 percent utilized;

•	average contracted natural gas liquids storage volumes were approximately 72 percent and 60 percent of storage capacity; and

•	natural gas storage facilities were 92 percent and fully subscribed.

ONEOK Partners calculates utilization on its assets using a weighted-average approach, adjusting for the dates that assets were placed in service.  The utilization rate of ONEOK Partners’ NGL fractionation facilities reflects leased capacity and the approximate proportional capacity associated with ONEOK Partners’ ownership interests.

Natural Gas Distribution

Property - At December 31, 2013, we owned approximately 19,000 miles of pipeline and other natural gas distribution facilities in Oklahoma; approximately 13,000 miles of pipeline and other natural gas distribution facilities in Kansas; and approximately 10,000 miles of pipeline and other natural gas distribution facilities in Texas.  In addition, we had 57.3 Bcf of natural gas storage capacity under lease with maximum withdrawal capacity of approximately 1.5 Bcf/d. Following the separation of our natural gas distribution business in January 2014, all of these properties are owned or leased by ONE Gas.

Energy Services

Property - Our total natural gas storage capacity under lease is 23.5 Bcf.  Of the 23.5 Bcf, 20.5 Bcf will expire by March 31, 2014. In the first quarter, we assigned the remaining 3.0 Bcf to a third party, effective April 1, 2014. At December 31, 2013, our natural gas transportation capacity was 0.07 Bcf/d, which will expire on March 31, 2014.

Other

Property - We own the 17-story ONEOK Plaza office building, with approximately 505,000 square feet of net rentable space, and an associated parking garage.

ITEM 3.    LEGAL PROCEEDINGS

Gas Index Pricing Litigation: We, OESC and one other affiliate are defending, either individually or together, against the following lawsuits that claim damages resulting from the alleged market manipulation or false reporting of prices to gas index publications by us and others: Sinclair Oil Corporation v. ONEOK Energy Services Corporation, L.P., et al. (filed in the United States District Court for the District of Wyoming in September 2005, transferred to MDL-1566 in the United States District Court for the District of Nevada); Reorganized FLI, Inc. (formerly J.P. Morgan Trust Company) v. ONEOK, Inc., et al. (filed in the District Court of Wyandotte County, Kansas, in October 2005, transferred to MDL-1566 in the United States District Court for the District of Nevada); Learjet, Inc., et al. v. ONEOK, Inc., et al. (filed in the District Court of Wyandotte, Kansas, in November 2005, transferred to MDL-1566 in the United States District Court for the District of Nevada); Arandell Corporation, et al. v. Xcel Energy, Inc., et al. (filed in the Circuit Court for Dane County, Wisconsin, in December 2006, transferred to MDL-1566 in the United States District Court for the District of Nevada); Heartland Regional Medical Center, et al. v. ONEOK, Inc., et al. (filed in the Circuit Court of Buchanan County, Missouri, in March 2007, transferred to MDL-1566 in the United States District Court for the District of Nevada); NewPage Wisconsin System v. CMS Energy Resource Management Company, et al. (filed in the Circuit Court for Wood County, Wisconsin, in March 2009, transferred to MDL-1566 in the United States District Court for the District of Nevada and now consolidated with the Arandell case).  In each of these lawsuits, the plaintiffs allege that we, OESC and one other affiliate and approximately ten other energy companies and their affiliates engaged in an illegal scheme to inflate natural gas prices by providing false information to gas price index publications.  All of the complaints arise out of a CFTC investigation into and reports concerning false gas price index-reporting or manipulation in the energy marketing industry during the years from 2000 to 2002.

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

On April 10, 2013, the United States Court of Appeals for the Ninth Circuit reversed the summary judgments that had been granted in favor of ONEOK, OESC and other unaffiliated defendants in the following cases: Reorganized FLI, Learjet, Arandell, Heartland and NewPage. The Ninth Circuit also reversed the summary judgment that had been granted in favor of OESC on all state law claims asserted in the Sinclair case. The Ninth Circuit remanded the cases back to the United States District Court for the District of Nevada for further proceedings. ONEOK, OESC and the other unaffiliated defendants filed a Petition for Writ of Certiorari with the United States Supreme Court on August 26, 2013. The Ninth Circuit has ordered the cases stayed until final disposition of the Petition for Writ of Certiorari.

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

MARKET INFORMATION AND HOLDERS

Our common stock is listed on the NYSE under the trading symbol “OKE.”  The corporate name ONEOK is used in newspaper stock listings.  The following table sets forth the high and low closing prices of our common stock for the periods indicated:

	Year Ended December 31, 2013		Year Ended December 31, 2012
	High	Low	High	Low
First Quarter	$48.17	$44.00	$44.40	$40.22
Second Quarter	$52.13	$41.16	$43.98	$39.49
Third Quarter	$54.14	$40.00	$48.31	$42.26
Fourth Quarter	$62.18	$52.54	$49.39	$42.07

At February 19, 2014, there were 15,321 holders of record of our 207,814,086 outstanding shares of common stock.

DIVIDENDS

The following table sets forth the quarterly dividends declared and paid per share of our common stock during the periods indicated:

	Years Ended December 31,
	2013	2012	2011
First Quarter	$0.36	$0.305	$0.26
Second Quarter	$0.36	$0.305	$0.26
Third Quarter	$0.38	$0.33	$0.28
Fourth Quarter	$0.38	$0.33	$0.28
Total	$1.48	$1.27	$1.08

In January 2014, we declared a dividend of $0.40 per share ($1.60 per share on an annualized basis) which was paid on February 18, 2014, to shareholders of record as of February 10, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

We repurchased no shares of our common stock for the year ended December 31, 2013. The repurchase program, authorized by our Board of Directors in October 2010, terminated on December 31, 2013.

EMPLOYEE STOCK AWARD PROGRAM

Under our Employee Stock Award Program, we issued, for no monetary consideration, to all eligible employees one share of our common stock when the per-share closing price of our common stock on the NYSE was for the first time at or above $13 per share. Shares issued to employees under this program during 2013 totaled 63,975, and compensation expense related to the Employee Stock Award Plan was $3.6 million.  Shares issued to employees under this program during 2012 totaled 42,467, and compensation expense related to the Employee Stock Award Plan was $1.9 million. For 2011, the number of shares issued under this program totaled 295,694, and compensation expense related to the Employee Stock Award Plan was $16.0 million.

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

PERFORMANCE GRAPH

The following performance graph compares the performance of our common stock with the S&P 500 Index, the S&P Utilities Index and a ONEOK Peer Group during the period beginning on December 31, 2008, and ending on December 31, 2013.  The graph assumes a $100 investment in our common stock and in each of the indices at the beginning of the period and a reinvestment of dividends paid on such investments throughout the period.

Value of $100 Investment Assuming Reinvestment of Dividends
at December 31, 2008, and at the End of Every Year Through December 31, 2013,
Among ONEOK, Inc., the S&P 500 Index, the S&P 500 Utilities Index and a ONEOK Peer Group

	Cumulative Total Return
	Years Ended December 31,
	2009	2010	2011	2012	2013

ONEOK, Inc.	$161.37	$208.77	$336.39	$341.57	$511.27
S&P 500 Index	$126.45	$145.52	$148.55	$172.29	$228.04
S&P 500 Utilities Index (a)	$111.93	$118.08	$141.52	$143.35	$162.35
ONEOK Peer Group (b)	$131.60	$172.60	$209.60	$215.80	$270.00
(a) - The Standard & Poors 500 Utilities Index is comprised of the following companies: AES Corp.; AGL Resource, Inc.; Ameren Corp.; American Electric Power Co., Inc.; Centerpoint Energy, Inc.; CMS Energy Corp.; Consolidated Edison, Inc.; Dominion Resources, Inc.; DTE Energy Co.; Duke Energy Corp.; Edison International; Entergy Corp.; Exelon Corp.; FirstEnergy Corp.; Integrys Energy Group, Inc.; NextEra Energy, Inc.; NiSource, Inc.; Northeast Utilities; NRG Energy, Inc.; Pepco Holdings, Inc.; PG&E Corp.; Pinnacle West Capital Corp.; PPL Corp.; Public Service Enterprise Group, Inc.; SCANA Corp.; Sempra Energy; Southern Co.; TECO Energy, Inc.; Wisconsin Energy Corp.; and Xcel Energy, Inc.
(b) - The ONEOK Peer Group is comprised of the following companies: AGL Resources, Inc.; Atmos Energy Corp.; Centerpoint Energy, Inc.; DCP Midstream Partners, L.P.; Enbridge, Inc.; Enterprise Products Partners, L.P.; Energy Transfer Partners, L.P.; Kinder Morgan Energy Partners, L.P.; National Fuel Gas Co.; New Jersey Resources Corp.; NiSource, Inc.; OGE Energy Corp.; Piedmont Natural Gas Company, Inc.; Sempra Energy; Spectra Energy Corp.; Southwest Gas Corp.; TransCanada Corp.; UGI Corp.; Vectren Corp.; WGL Holdings, Inc.; and Wisconsin Energy Corp.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for each of the periods indicated:

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(Millions of dollars except per share amounts)
Revenues	$14,602.7	$12,632.6	$14,805.8	$12,678.8	$10,805.8
Income from continuing operations	$577.0	$729.3	$757.5	$540.1	$483.7
Income from continuing operations attributable to ONEOK	$266.5	$346.3	$358.4	$333.4	$297.9
Net income attributable to ONEOK	$266.5	$360.6	$360.6	$334.6	$305.5
Total assets	$17,707.6	$15,855.3	$13,696.6	$12,499.2	$12,827.7
Long-term debt, including current maturities	$7,765.6	$6,526.2	$4,893.9	$4,329.8	$4,602.2
Earnings per share - continuing operations
Basic	$1.29	$1.68	$1.71	$1.57	$1.41
Diluted	$1.27	$1.64	$1.67	$1.55	$1.40
Earnings per share - total
Basic	$1.29	$1.75	$1.72	$1.57	$1.45
Diluted	$1.27	$1.71	$1.68	$1.55	$1.44
Dividends declared per common share	$1.48	$1.27	$1.08	$0.91	$0.82

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Separation of Natural Gas Distribution Segment - In January 2014, our board of directors unanimously approved the separation of our natural gas distribution business into a standalone publicly traded company, which was completed on January 31, 2014. ONE Gas consists of ONEOK’s former Natural Gas Distribution segment that includes Kansas Gas Service, Oklahoma Natural Gas and Texas Gas Service. ONEOK shareholders of record at the close of business on January 21, 2014, retained their current shares of ONEOK stock and received one share of ONE Gas stock for every four shares of ONEOK stock owned in a transaction that was tax-free to ONEOK and its shareholders. In connection with the separation, we received a cash payment of approximately $1.13 billion from ONE Gas and utilized or will utilize the proceeds to repay all of our outstanding commercial paper and to repay approximately $550 million of long-term debt prior to maturity.

Wind Down of Energy Services Segment - As a result of challenging natural gas market conditions, in June 2013 we announced an accelerated wind down of our Energy Services segment that is expected to be substantially completed on March 31, 2014. Our Energy Services segment no longer fits strategically and has become increasingly smaller on a relative basis because of the market conditions that it has faced and the growth of our other businesses. We expect the Energy Services segment to be classified as discontinued operations after the completion of the accelerated wind down. See additional discussion in the “Financial Results and Operating Information” section of our Energy Services segment.

ONEOK and its subsidiaries will continue to own all of the general partner interest and limited partner interests, which, together, represent a 41.2 percent ownership interest at December 31, 2013, in ONEOK Partners (NYSE: OKS), one of the largest publicly traded master limited partnerships, and will operate our Energy Services segment through the completion of the wind down process, which will be substantially completed on March 31, 2014.

ONEOK Partners’ Growth Projects - Crude oil and natural gas producers continue to drill aggressively for crude oil and NGL-rich natural gas, and related development activities continue to progress in many regions where ONEOK Partners has operations.  ONEOK Partners expects continued development of the crude oil and NGL-rich natural gas reserves in the Bakken Shale and Three Forks formations in the Williston Basin, the Niobrara Shale formation in the Powder River Basin and in the Cana-Woodford Shale, Woodford Shale, Granite Wash and Mississippian Lime areas in the Mid-Continent region.  In response to this increased production of crude oil, natural gas and NGLs, and higher demand for NGL products from the petrochemical industry, ONEOK Partners is investing approximately $6.0 billion to $6.4 billion in new capital projects and acquisitions from 2010 through 2016 including approximately $1.2 billion in new projects and acquisitions announced in 2013, to meet the needs of natural gas producers and processors in these regions and expand its natural gas liquids fractionation, distribution and storage infrastructure in the Gulf Coast region.  The execution of these capital investments aligns with ONEOK Partners’ focus to grow fee-based earnings. Acreage dedications and supply commitments from producers and natural gas processors in regions associated with ONEOK Partners’ growth projects are expected to provide incremental cash flows and long-term fee-based earnings .

ONEOK Partners’ Sage Creek Acquisition - On September 30, 2013, ONEOK Partners completed the acquisition of certain natural gas gathering and processing and natural gas liquids facilities in Converse and Campbell counties, Wyoming, in the NGL-rich Niobrara Shale formation of the Powder River Basin for $305 million. These assets consist primarily of a 50 MMcf/d natural gas processing facility, the Sage Creek plant, and related natural gas gathering and natural gas liquids infrastructure. Included in the acquisition were supply contracts providing for long-term acreage dedications from producers in the area, which are structured with POP and fee-based contractual terms. ONEOK Partners plans to invest approximately $135 million, excluding AFUDC, to upgrade and construct natural gas gathering and processing infrastructure and natural gas liquids gathering pipelines. The acquisition is complementary to ONEOK Partners’ existing natural gas liquids assets and provides additional natural gas gathering and processing and natural gas liquids gathering capacity in a region where producers are actively drilling for crude oil and NGL-rich natural gas. For additional discussion, see Note Q of the Notes to Consolidated Financial Statements.

See discussion of ONEOK Partners’ growth projects in the “Financial Results and Operating Information” section for our ONEOK Partners segment.

Dividends/Distributions - During 2013, we paid dividends totaling $1.48 per share, an increase of approximately 17 percent over the $1.27 per share paid during 2012.  We declared a quarterly dividend of $0.40 per share ($1.60 per share on an annualized basis) in January 2014, an increase of approximately 6 percent over the $0.36 declared in January 2013.  During 2013, ONEOK Partners paid cash distributions totaling $2.87 per unit, an increase of approximately 11 percent from the $2.59 per unit paid during 2012.  ONEOK Partners paid total cash distributions to us in 2013 of $909.7 million, which includes $639.9 million resulting from our limited-partner interest and $269.9 million related to our general partner interest.  A cash distribution from ONEOK Partners of $0.73 per unit ($2.92 per unit on an annualized basis) was declared in January 2014, an increase of approximately 3 percent from the $0.71 declared in January 2013.

ONEOK Partners Credit Agreement - Effective January 31, 2014, ONEOK Partners amended its Partnership Credit Agreement to increase the size of the facility to $1.7 billion from $1.2 billion and to extend the maturity to January 2019.

ONEOK Credit Agreement - Effective January 31, 2014, we amended the ONEOK Credit Agreement, which reduced the size of our credit facility to $300 million from $1.2 billion and extended the maturity to January 2019.

ONE Gas Credit Agreement - In December 2013, ONE Gas entered into the ONE Gas Credit Agreement, which became effective upon the separation of the natural gas distribution business on January 31, 2014.

ONEOK Partners Debt Issuance - In September 2013, ONEOK Partners completed an underwritten public offering of $1.25 billion of senior notes generating net proceeds of approximately $1.24 billion. The proceeds were used to pay down commercial paper and for general partnership purposes.

ONEOK Partners Equity Issuances - In August 2013, ONEOK Partners completed an underwritten public offering of 11.5 million common units, generating total net proceeds of approximately $553.3 million.  In conjunction with the issuances, we contributed approximately $11.6 million in order to maintain our 2 percent general partner interest. ONEOK Partners used a portion of the proceeds from its August 2013 equity issuance to pay amounts outstanding under its commercial paper program and the balance was used for general partnership purposes.

ONEOK Partners has an “at-the-market” equity program for the offer and sale from time to time of its common units up to an aggregate amount of $300 million. The program allows ONEOK Partners to offer and sell its common units through a sales agent at prices it deems appropriate. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions, or as otherwise agreed to between ONEOK Partners and the sales agent. ONEOK Partners is under no obligation to offer and sell common units under the program. During the year ended December 31, 2013, ONEOK Partners sold approximately 681 thousand common units through this program that resulted in net proceeds, including our contribution to maintain our 2 percent general partner interest in ONEOK Partners, of approximately $36.1 million. ONEOK Partners used the proceeds for general partnership purposes.

As a result of these transactions, our aggregate ownership interest in ONEOK Partners decreased to 41.2 percent at December 31, 2013 compared with 43.4 percent at December 31, 2012.

See Note Q for a discussion of ONEOK Partners’ issuance of common units and distributions to noncontrolling interests.

ONE Gas Debt Issuance - In January 2014, ONE Gas completed a private placement of three series of Senior Notes with an aggregate value of $1.2 billion and received approximately $1.19 billion from the offering, net of issuance costs. ONE Gas paid to ONEOK approximately $1.13 billion in cash from the proceeds of the offering.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2013 vs. 2012		2012 vs. 2011
Financial Results	2013	2012	2011	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues	$14,602.7	$12,632.6	$14,805.8	$1,970.1	16%	$(2,173.2)	(15)%
Cost of sales and fuel	12,313.0	10,281.7	12,425.4	2,031.3	20%	(2,143.7)	(17)%
Net margin	2,289.7	2,350.9	2,380.4	(61.2)	(3)%	(29.5)	(1)%
Operating costs	990.5	909.0	908.3	81.5	9%	0.7	—%
Depreciation and amortization	384.4	335.8	312.2	48.6	14%	23.6	8%
Goodwill impairment	—	10.3	—	(10.3)	(100)%	10.3	100%
Gain (loss) on sale of assets	11.9	6.7	(1.0)	5.2	78%	7.7	*
Operating income	$926.7	$1,102.5	$1,158.9	$(175.8)	(16)%	$(56.4)	(5)%

Equity earnings from investments	$110.5	$123.0	$127.2	$(12.5)	(10)%	$(4.2)	(3)%
Interest expense	$(334.2)	$(302.3)	$(297.0)	$31.9	11%	$5.3	2%
Net income	$577.0	$743.5	$759.7	$(166.5)	(22)%	$(16.2)	(2)%
Net income attributable to noncontrolling interests	$310.4	$382.9	$399.2	$(72.5)	(19)%	$(16.3)	(4)%
Net income attributable to ONEOK	$266.5	$360.6	$360.6	$(94.1)	(26)%	$—	—%
Capital expenditures	$2,256.6	$1,866.2	$1,336.1	$390.4	21%	$530.1	40%
* Percentage change is greater than 100 percent.

2013 vs. 2012 - Revenues for 2013, compared with 2012, increased primarily due to higher natural gas and NGL volumes gathered, processed and sold from ONEOK Partners’ completed capital projects, offset partially by lower net realized natural gas and NGL product prices, and ethane rejection in ONEOK Partners’ business. The increase in natural gas supply resulting from the development of nonconventional resource areas in North America has contributed to lower NGL product prices and narrower NGL product price differentials, and narrower natural gas location and seasonal price differentials, compared with 2012, in the markets ONEOK Partners serves. Our former Natural Gas Distribution segment benefited from new rates and higher sales volumes, primarily due to colder than normal weather in all three states where it operates.

Net margin for 2013, compared with 2012, decreased due primarily to noncash charges related to the accelerated wind down of the Energy Services segment from the release of a significant portion of its natural gas transportation and storage contracts to third parties.

Operating income for 2013 reflects higher results from our former Natural Gas Distribution segment, offset by lower results from our ONEOK Partners and Energy Services segments. Operating costs and depreciation and amortization increased for 2013, compared with 2012, due primarily to the growth of ONEOK Partners’ operations related to the completed capital projects in its natural gas gathering and processing and natural gas liquids businesses and higher employee-related costs in the Natural Gas Distribution segment. Operating costs for 2013 also reflect approximately $9.4 million in costs incurred related to the separation of the natural gas distribution business.

Interest expense increased in 2013, compared with 2012, primarily as a result of higher interest costs incurred associated with a full year of interest costs on ONEOK Partners’ issuance of $1.3 billion of senior notes in September 2012 and interest costs on ONEOK Partners’ issuance of $1.25 billion of senior notes in September 2013. This was offset partially by higher capitalized interest associated with ONEOK Partners’ investments in growth projects in its natural gas gathering and processing and natural gas liquids businesses.

Net income attributable to noncontrolling interests reflects primarily the earnings of ONEOK Partners attributable to the portion of ONEOK Partners that we do not own.

Capital expenditures increased for 2013, compared with 2012, due primarily to the growth projects in ONEOK Partners’ natural gas gathering and processing and natural gas liquids businesses.

2012 vs, 2011 - Revenues for 2012, compared with 2011, decreased due to lower net realized natural gas and NGL product prices, offset partially by higher natural gas and NGL sales volumes from ONEOK Partners’ completed capital projects. The increase in natural gas supply resulting from the development of nonconventional resource areas in North America and a warmer than normal winter in 2012 caused lower natural gas prices and narrower natural gas location and seasonal price differentials in the markets ONEOK Partners served.  NGL prices, particularly ethane and propane, also decreased in 2012 due primarily to increased NGL production growth from the development of NGL-rich areas. Propane prices also were affected by a warmer than normal winter. During the second half of 2012, NGL location price differentials also narrowed due to strong production growth, increased demand in the Mid-Continent region and increased capacity available on pipelines that connect the Mid-Continent and Gulf Coast market centers.

Operating income for 2012 reflected higher results from our ONEOK Partners and Natural Gas Distribution segments, offset by lower results from our Energy Services segment. Our ONEOK Partners segment’s results benefited from higher volumes from completed capital projects in its natural gas gathering and processing and natural gas liquids businesses. These increases were offset partially by less favorable NGL product price differentials and lower NGL transportation capacity available for optimization activities in ONEOK Partners natural gas liquids business. Additionally, the increase was offset by higher compression and processing costs and lower realized natural gas and NGL product prices, particularly ethane and propane, in its natural gas gathering and processing business. Our Natural Gas Distribution segment benefited from new rates in all three states where it operates and lower operating costs.

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

Interest expense increased in 2012, compared with 2011, primarily as a result of higher interest costs from ONEOK’s $700 million debt issuance in January 2012 and ONEOK Partners’ $1.3 billion debt issuance in September 2012, offset partially by higher capitalized interest associated with ONEOK Partners’ growth projects in its natural gas gathering and processing and natural gas liquids businesses.

Net income attributable to noncontrolling interests reflects primarily the earnings of ONEOK Partners attributable to the portion of ONEOK Partners that we do not own.

Capital expenditures increased in 2012, compared with 2011, due to the growth projects in ONEOK Partners’ natural gas gathering and processing and natural gas liquids businesses.

More information regarding our results of operations is provided in the following discussion of operating results for each of our segments.

ONEOK Partners

Growth Projects - Natural gas gathering and processing projects - ONEOK Partners’ natural gas gathering and processing business is investing approximately $3.0 billion to $3.3 billion from 2010 through 2016 in growth projects, including approximately $950 million in new projects and acquisitions announced in 2013, in NGL-rich areas including the Williston Basin, Cana-Woodford Shale and the Niobrara shale in the Powder River Basin that ONEOK Partners expects will enable it to meet the rapidly growing needs of crude oil and natural gas producers in those areas.

Williston Basin Processing Plants and related projects - ONEOK Partners’ projects in this basin include five 100 MMcf/d natural gas processing facilities: the Garden Creek, Garden Creek II and Garden Creek III plants located in McKenzie County, North Dakota, and the Stateline I and Stateline II plants located in Williams County, North Dakota. ONEOK Partners also plans to construct a 200 MMcf/d processing facility, the Lonesome Creek plant, located in McKenzie County, North Dakota. ONEOK Partners has acreage dedications of approximately 3.1 million acres supporting these plants.  In addition, ONEOK Partners is expanding and upgrading its existing natural gas gathering and compression infrastructure and also adding new well connections associated with these plants.  The Garden Creek plant was placed in service in December 2011 and, together with the related infrastructure, cost approximately $360 million, excluding AFUDC.  ONEOK Partners expects construction costs, excluding AFUDC, for the Garden Creek II plant and related infrastructure will be $310 million to $345 million, and for the Garden Creek III plant and related infrastructure will be approximately $325 million to $360 million. The Garden Creek II and Garden Creek III plants are expected to be completed during the third quarter 2014 and the first quarter 2015, respectively. The Stateline I natural gas processing facility was placed in service in September 2012, and the Stateline II natural gas processing facility was placed in service in April 2013. Together, with the related infrastructure, the Stateline I and Stateline II plants cost approximately $565 million, excluding AFUDC. ONEOK Partners expects construction costs, excluding AFUDC, for the Lonesome Creek natural gas gathering plant and related infrastructure will be approximately $550 million to $680 million. The Lonesome Creek plant is expected to be completed in the fourth quarter 2015.

ONEOK Partners is investing $150 million, excluding AFUDC, to construct a 270-mile natural gas gathering system and related infrastructure in Divide County, North Dakota.  The system gathers and transports natural gas from producers in the Bakken Shale and Three Forks formations in the Williston Basin to ONEOK Partners’ Stateline natural gas processing facilities in Williams County, North Dakota.  ONEOK Partners has secured long-term acreage dedications from producers for this new system, which are structured with POP and fee-based contractual terms. Portions of the system were placed in service during the second quarter 2013, and the remaining system expansion is expected to be completed by the end of 2014.

Sage Creek acquisition and related projects - On September 30, 2013, ONEOK Partners completed the acquisition of certain natural gas gathering and processing and natural gas liquids facilities in the NGL-rich Niobrara Shale area of the Powder River Basin, which includes a 50 MMcf/d natural gas processing facility, the Sage Creek plant, and related natural gas gathering infrastructure. Included in the acquisition were supply contracts providing for long-term acreage dedications from producers in the area, which are structured with POP and fee-based contractual terms. ONEOK Partners plans to invest approximately $50 million, excluding AFUDC, through 2016 to upgrade and construct natural gas gathering and processing infrastructure.

Cana-Woodford Shale projects - ONEOK Partners is investing approximately $340 million to $360 million to construct a new 200 MMcf/d natural gas processing facility, the Canadian Valley plant, and related infrastructure in the Cana-Woodford Shale in Canadian County, Oklahoma, in close proximity to its existing natural gas transportation and natural gas liquids gathering pipelines.  The additional natural gas processing infrastructure is necessary to accommodate increased production of NGL-rich natural gas in the Cana-Woodford Shale where ONEOK Partners has substantial acreage dedications from active producers. The new Canadian Valley plant is expected to be completed in March 2014.  The related additional infrastructure is expected to increase ONEOK Partners’ capacity to gather and process natural gas to approximately 390 MMcf/d in the Cana-Woodford Shale.

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

Natural gas liquids projects - The growth strategy in ONEOK Partners’ natural gas liquids business is focused around the crude oil and NGL-rich natural gas drilling activity in shale and other nonconventional resource areas from the Rocky Mountain region through the Mid-Continent region into Texas.  Increasing crude oil, natural gas and NGL production resulting from this activity and higher petrochemical industry demand for NGL products have required ONEOK Partners to make additional capital investments to expand its infrastructure to bring these commodities from supply basins to market.  Expansion of the petrochemical industry in the United States is expected to increase ethane demand significantly in the next two to four years, and international demand for NGLs, particularly propane, is expected to increase into the future.

ONEOK Partners’ natural gas liquids business is investing approximately $3.0 billion to $3.1 billion in NGL-related projects from 2010 through 2016, including approximately $250 million in new projects and acquisitions announced in 2013.  These investments will accommodate the transportation and fractionation of growing NGL supply from shale and other resource development areas across ONEOK Partners’ asset base and alleviate infrastructure constraints between the Mid-Continent and Gulf Coast market centers to meet increasing petrochemical industry and NGL export demand in the Gulf Coast.  Over time, these growing fee-based NGL volumes are expected to fill much of ONEOK Partners’ natural gas liquids pipeline capacity used historically to capture the NGL price differentials between the two market centers.

During 2013, NGL location price differentials remained narrow between the Mid-Continent and Gulf Coast market centers. ONEOK Partners expects these narrower NGL price differentials to persist as new fractionators and pipelines, including ONEOK Partners’ growth projects discussed below, continue to alleviate constraints between the Conway, Kansas, and Mont Belvieu, Texas, natural gas liquids market centers.

Sterling III Pipeline - ONEOK Partners is constructing a 540-plus-mile natural gas liquids pipeline, the Sterling III Pipeline, which will have the flexibility to transport either unfractionated NGLs or NGL products from the Mid-Continent to the Gulf Coast.  The Sterling III Pipeline will traverse the NGL-rich Woodford Shale that is currently under development, as well as provide transportation capacity for the growing NGL production from the Cana-Woodford Shale and Granite Wash areas, where the pipeline can gather unfractionated NGLs from new natural gas processing plants that are being built as a result of NGL supply growth in these areas.  The Sterling III Pipeline is designed to transport up to 193 MBbl/d of NGL production from ONEOK Partners’ natural gas liquids infrastructure at Medford, Oklahoma, to its storage and fractionation facilities in Mont Belvieu, Texas.  ONEOK Partners has multi-year supply commitments from producers and natural gas processors for approximately 75 percent of the pipeline’s capacity.  Installation of additional pump stations could expand the capacity of the pipeline to 250 MBbl/d.  The pipeline is expected to be completed in March 2014.

The project also includes reconfiguration of its existing Sterling I and Sterling II pipelines, which currently distribute NGL products between the Mid-Continent and Gulf Coast natural gas liquids market centers, to transport either unfractionated NGLs or NGL products. The project costs for the new pipeline and reconfiguration projects are estimated to be $750 million to $800 million, excluding AFUDC.

MB-2 Fractionator - In December 2013, ONEOK Partners placed in service a 75 MBbl/d fractionator, MB-2, near its storage facility in Mont Belvieu, Texas.  ONEOK Partners has multi-year supply commitments from producers and natural gas processors for all of the fractionator’s capacity. The project cost approximately $375 million, excluding AFUDC.

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

Ethane Header Pipeline - In April 2013, ONEOK Partners placed in service a 12-inch diameter ethane header pipeline that creates a new point of interconnection between its Mont Belvieu, Texas, NGL fractionation and storage assets and several petrochemical customers. The new pipeline was designed to transport up to 400 MBbl/d from its 80 percent-owned, 160-MBbl/d MB-1 fractionator and its wholly owned 75-MBbl/d MB-2 and MB-3 fractionators and its ethane/propane splitter that are currently under construction. The project cost approximately $23 million, excluding AFUDC.

Ethane/Propane Splitter - ONEOK Partners is constructing a new 40-MBbl/d ethane/propane splitter at its Mont Belvieu storage facility to split ethane/propane mix into purity ethane in order to meet the needs of petrochemical customers, which ONEOK Partners expects will grow over the long term. The facility will be capable of producing 32 MBbl/d of purity ethane and 8 MBbl/d of propane, and is expected to be completed in March 2014.  The ethane/propane splitter is expected to cost approximately $46 million, excluding AFUDC.

Bakken NGL Pipeline and related projects - The Bakken NGL Pipeline, a 600-mile natural gas liquids pipeline with designed capacity to transport 60 MBbl/d of unfractionated NGLs from the Williston Basin to the Overland Pass Pipeline, was placed in service in April 2013.  The unfractionated NGLs then are delivered to ONEOK Partners’ existing natural gas liquids fractionation and distribution infrastructure in the Mid-Continent.  NGL supply commitments for the Bakken NGL Pipeline are anchored by NGL production from ONEOK Partners’ natural gas processing plants. The pipeline cost approximately $455 million, excluding AFUDC.

ONEOK Partners is investing an additional $100 million to install additional pump stations on the Bakken NGL Pipeline to increase its capacity to 135 MBbl/d from the original design capacity of 60 MBbl/d. The expansion is expected to be completed in the third quarter 2014. ONEOK Partners also plans to invest approximately $100 million to complete a second expansion of the Bakken NGL Pipeline to increase its capacity to 160 MBbl/d. This expansion is expected to be completed in the second quarter 2016.

The unfractionated NGLs from the Bakken NGL Pipeline and other supply sources under development in the Rocky Mountain region required installing additional pump stations and expanding existing pump stations on the Overland Pass Pipeline in which ONEOK Partners owns a 50 percent equity interest.  These additions and expansions were completed in the second quarter 2013 and increased the capacity of the Overland Pass Pipeline to 255 MBbl/d.  ONEOK Partners’ share of the costs for this project was approximately $36 million, excluding AFUDC.

Sage Creek-related infrastructure - On September 30, 2013, ONEOK Partners completed the acquisition of certain natural gas gathering and processing and natural gas liquids facilities in the NGL-rich Niobrara Shale area of the Powder River Basin which includes a natural gas liquids pipeline.  The acquired natural gas liquids pipeline will be integrated into ONEOK Partners’ natural gas liquids system and used as a platform for future growth opportunities. ONEOK Partners plans to invest approximately $85 million, excluding AFUDC, to build new NGL pipeline infrastructure and connect the Sage Creek natural gas processing plant to its Bakken NGL Pipeline. These projects are expected to be completed in the fourth quarter 2014.

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

For a discussion of ONEOK Partners’ capital expenditure financing, see “Capital Expenditures” in “Liquidity and Capital Resources”.

Selected Financial Results and Operating Information - ONEOK Partners’ 2013 and 2012 operating results reflect the benefits from the following completed growth projects:

•	the Bakken NGL Pipeline, which was placed in service in April 2013;

•	the Stateline II natural gas processing plant, which was placed in service in April 2013;

•	the Divide County, North Dakota, natural gas gathering system, portions of which were placed in service in the second quarter 2013;

•	the expansion of its Overland Pass Pipeline, portions of which were placed in service in the second quarter 2013;

•	the Ethane Header Pipeline, which was placed in service in April 2013;

•	the Stateline I natural gas processing plant, which was placed in service in September 2012;

•	the expansion of its Bushton natural gas liquids fractionator, which was placed in service in September 2012; and

•	the expansion of its Mid-Continent natural gas liquids gathering system in the Cana-Woodford Shale and Granite Wash areas, which was placed in service in April 2012.

These projects have resulted in additional natural gas volumes gathered and sold, and additional natural gas liquids volumes gathered, fractionated and transported across ONEOK Partners’ natural gas liquids systems; however, the volumes fractionated and transported decreased in 2013 due to the ethane rejection. ONEOK Partners expects these investments, along with its other announced growth projects, will accommodate the growing NGL supply from shale and other resource development areas across its asset base and will continue to alleviate infrastructure constraints between the Mid-Continent and Texas Gulf coast regions to meet the increasing petrochemical industry and NGL export demand.

The following table sets forth certain selected financial results for our ONEOK Partners segment for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2013 vs. 2012		2012 vs. 2011
Financial Results	2013	2012	2011	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues	$11,869.3	$10,182.2	$11,322.6	$1,687.1	17%	$(1,140.4)	(10)%
Cost of sales and fuel	10,222.2	8,540.4	9,745.2	1,681.8	20%	(1,204.8)	(12)%
Net margin	$1,647.1	$1,641.8	$1,577.4	5.3	—%	64.4	4%
Operating costs	521.6	482.5	459.4	39.1	8%	23.1	5%
Depreciation and amortization	236.7	203.1	177.5	33.6	17%	25.6	14%
Gain (loss) on sale of assets	11.9	6.7	(1.0)	5.2	78%	7.7	*
Operating income	$900.7	$962.9	$939.5	$(62.2)	(6)%	$23.4	2%

Equity earnings from investments	$110.5	$123.0	$127.2	$(12.5)	(10)%	$(4.2)	(3)%
Interest expense	$(236.7)	$(206.0)	$(223.1)	$30.7	15%	$(17.1)	(8)%
Capital expenditures	$1,939.3	$1,560.5	$1,063.4	$378.8	24%	$497.1	47%
Cash paid for acquisitions	$394.9	$—	$—	$394.9	*	$—	—%
* Percentage change is greater than 100 percent.

2013 vs. 2012 - Revenues and net margin for 2013, compared with 2012, increased due to higher natural gas and NGL volumes gathered, processed and sold from ONEOK Partners’ completed capital projects, offset partially by lower net realized natural gas and NGL product prices and ethane rejection.  The increase in natural gas supply resulting from the development of nonconventional resource areas in North America has contributed to generally lower NGL prices and narrower NGL price differentials, and narrower natural gas location and seasonal price differentials, compared with 2012, in the markets ONEOK Partners serves. However, in December 2013, the price of propane increased significantly, and the price differential for propane between the Conway, Kansas, and Mont Belvieu, Texas, market centers also widened in favor of Conway, Kansas, due to colder than normal weather and lower propane inventory levels. ONEOK Partners expects these prices to continue through the end of the 2014 winter heating season, which we expect will have a favorable impact on ONEOK Partners’ first-quarter 2014 financial results.

NGL location price differentials were significantly narrower between the Mid-Continent market center at Conway, Kansas, and the Gulf Coast market center at Mont Belvieu, Texas, for 2013, compared with 2012, due primarily to strong NGL production growth from the development of NGL-rich areas, exceeding the petrochemical industry’s capacity to consume the increased supply, resulting in higher ethane inventory levels at Mont Belvieu. Additionally, an unusually long maintenance outage season in the petrochemical industry during 2013 reduced ethane demand, which also contributed to the higher ethane inventory levels.

The differential between the composite price of NGL products and the price of natural gas, particularly the differential between ethane and natural gas, has influenced the volume of NGLs recovered from natural gas processing plants. The low ethane prices have resulted in ethane rejection at many of ONEOK Partners’ natural gas processing plants and some of its customers’ natural gas processing plants connected to its natural gas liquids system in the Mid-Continent and Rocky Mountain regions during 2013. ONEOK Partners continues to expect that natural gas liquids volumes will be affected negatively as a result of ethane rejection. ONEOK Partners expects ethane rejection will persist through much of 2016, after which new world-scale ethylene production capacity is expected to begin coming on line, although market conditions may result in periods where it is economical to recover the ethane component in the natural gas stream. ONEOK Partners expects ethane rejection will have a significant impact on its financial results during this period. However, ONEOK Partners’ natural gas liquids business’s integrated assets enable it to mitigate partially the impact of ethane rejection through minimum volume commitments and the utilization of the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials in its optimization activities. In addition, new NGL supply commitments are expected to increase volumes in 2014 through 2016 to mitigate further the impact of ethane rejection on its natural gas liquids business.

Net margin increased primarily as a result of the following:

•
an increase of $166.5 million in exchange-services margins, which resulted from higher NGL volumes gathered, contract renegotiations for higher fees in ONEOK Partners’ NGL exchange-services activities and higher revenues from customers with minimum volume obligations in ONEOK Partners’ natural gas liquids business;

•
an increase of $100.1 million due primarily to volume growth in the Williston Basin from ONEOK Partners’ Stateline I and Stateline II natural gas processing plants and increased well connections resulting in higher natural gas volumes gathered, compressed, processed, transported and sold, higher NGL volumes sold and higher fees in ONEOK Partners’ natural gas gathering and processing business;

•
an increase of $19.5 million due to the impact of operational measurement gains of approximately $9.7 million in 2013 compared with losses of approximately $9.8 million in 2012 in ONEOK Partners’ natural gas liquids business;

•	an increase of $10.5 million in storage margins due primarily to contract renegotiations in ONEOK Partners’ natural gas liquids business;

•
an increase of $9.6 million in transportation margins due primarily to higher rates on Guardian Pipeline and higher contracted capacity with natural gas producers on our intrastate pipelines in ONEOK Partners’ natural gas pipelines business;

•	an increase of $6.4 million due to a contract settlement in 2013 in ONEOK Partners’ natural gas gathering and processing business; offset partially by

•
a decrease of $162.7 million in optimization and marketing margins, which resulted from a $202.5 million decrease due primarily to significantly narrower NGL location price differentials in ONEOK Partners’ natural gas liquids business. This decrease was offset partially by an increase of $35.7 million due primarily to more favorable NGL product price differentials;

•	a decrease of $48.8 million resulting from the impact of ethane rejection, which resulted in lower NGL volumes in ONEOK Partners’ natural gas liquids business;

•	a decrease of $41.7 million due primarily to lower net realized NGL prices in ONEOK Partners’ natural gas gathering and processing business;

•	a decrease of $22.4 million related to lower isomerization volumes, resulting from the narrower price differential between normal butane and iso-butane in ONEOK Partners’ natural gas liquids business;

•	a decrease of $13.4 million due primarily to changes in contract mix and terms associated with our volume growth in ONEOK Partners’ natural gas gathering and processing business;

•	a decrease of $3.9 million from lower net retained fuel in ONEOK Partners’ natural gas pipelines business; and

•
a decrease of $3.5 million due to lower dry natural gas volumes gathered as a result of continued declines in coal-bed methane production in the Powder River Basin in ONEOK Partners’ natural gas gathering and processing business.

Operating costs increased for 2013, compared with 2012, as a result of the growth of ONEOK Partners operations and reflect the following:

•	an increase of $17.7 million in employee-related costs due to higher labor and employee benefit costs, offset partially by lower incentive compensation costs;

•	an increase of $18.0 million in higher materials and supplies, and outside service expenses; and

•	an increase of $6.9 million due to higher ad valorem taxes.

Depreciation and amortization increased due primarily to the higher depreciation expense associated with ONEOK Partners’ completed capital projects discussed above.

Interest expense increased for 2013, compared with 2012, primarily as a result of higher interest costs incurred associated with a full year of interest costs on ONEOK Partners’ issuance of $1.3 billion of senior notes in September 2012 and issuance of $1.25 billion of senior notes in September 2013, offset partially by higher capitalized interest associated with ONEOK Partners’ investments in the growth projects in its natural gas gathering and processing and natural gas liquids businesses.

Capital expenditures increased for 2013, compared with 2012, due primarily to the growth projects in ONEOK Partners’ natural gas gathering and processing and natural gas liquids businesses. In 2013, ONEOK Partners also acquired natural gas processing and natural gas liquids facilities in the NGL-rich Niobrara shale area of the Powder River Basin, the Sage Creek acquisition, and the remaining 30 percent interest in its Maysville, Oklahoma, natural gas processing facility.

Commodity-Price Risk - ONEOK Partners’ natural gas gathering business is exposed to commodity-price risk as a result of receiving commodities in exchange for its services.  A small percentage of its services, based on volume, are provided through keep-whole contracts.  See discussion regarding our commodity-price risk under “Commodity-Price Risk” in Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

Equity Investments - Equity earnings from ONEOK Partners’ investments decreased in 2013 compared with 2012. In 2013, Northern Border Pipeline reduced transportation rates as a result of a rate settlement, effective January 1, 2013. The new long-term transportation rates are approximately 11 percent lower than previous rates. In 2013, there were declines in volumes gathered by ONEOK Partners’ equity investments in the Powder River Basin. Higher volumes were delivered to Overland Pass Pipeline from ONEOK Partners’ Bakken NGL Pipeline, which was placed in service in April 2013. The increased equity earnings from higher Bakken NGL Pipeline volumes were offset partially by reduced volumes as a result of ethane rejection.

Low natural gas prices and the relatively higher crude oil and NGL prices, compared with natural gas on a heating-value basis, have caused producers to focus their development efforts on crude oil and NGL-rich supply basins rather than areas with dry natural gas production, such as the coal-bed methane areas in the Powder River Basin.  The reduced coal-bed methane development activities and production declines in the dry natural gas formations of the Powder River Basin resulted in lower natural gas volumes available to be gathered.  While the reserve potential in the dry natural gas formations of the Powder River Basin still exists, future drilling and development will be affected by commodity prices and producers’ alternative prospects.  A continued decline in volumes gathered in this area may reduce ONEOK Partners’ ability to recover the carrying value of its assets and equity investments and could result in noncash charges to earnings.

Due to recent reductions in producer activity and declines in natural gas volumes gathered in the coal-bed methane areas of the Powder River Basin on the Bighorn Gas Gathering system, in which ONEOK Partners owns a 49 percent equity interest, ONEOK Partners tested its investment for impairment at December 31, 2013. The estimated fair value exceeded the carrying value; however, a decline of 10 percent or more in the fair value of our investment in Bighorn Gas Gathering would result in a noncash impairment charge. ONEOK Partners was not able to reasonably estimate a range of potential future impairment charges, as many of the assumptions that would be used in its estimate of fair value are dependent upon events beyond ONEOK Partners’ control. The carrying amount of ONEOK Partners’ investment at December 31, 2013, was $87.8 million, which includes $53.4 million in equity method goodwill.

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

•
an increase of $101.5 million related to higher NGL volumes gathered and fractionated across ONEOK Partners’ systems related to completion of certain growth projects and contract renegotiations for higher fees associated with ONEOK Partners’ NGL exchange services activities; and

•
an increase of $13.1 million due to higher natural gas liquids storage margins as a result of contract renegotiations at higher fees in ONEOK Partners’ natural gas liquids business; offset partially by

•
a decrease of $91.2 million in optimization and marketing margins in ONEOK Partners’ natural gas liquids business, which resulted from a $94.6 million decrease due to narrower NGL location price differentials and reduced transportation capacity available for optimization activities, as an increasing portion of its transportation capacity between the Conway, Kansas, and Mont Belvieu, Texas, NGL market centers was utilized by its exchange services activities to produce fee-based earnings. This decrease was offset partially by a $3.5 million increase in ONEOK Partners’ marketing activities that benefited from higher natural gas liquids truck and rail volumes;

•
a decrease of $38.1 million due primarily to higher compression costs and less favorable contract terms associated with volume growth in the Williston Basin in ONEOK Partners’ natural gas gathering and processing business;

•	a decrease of $31.4 million due to lower net realized natural gas and NGL prices, particularly ethane and propane, in ONEOK Partners’ natural gas gathering and processing business; and

•	a decrease of $5.9 million due to lower natural gas volumes gathered in the Powder River Basin as a result of continued declines in coal-bed methane production.

Operating costs increased for 2012, compared with 2011, as a result of the growth of ONEOK Partners operations and reflect the following:

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

Selected Operating Information - The following table sets forth selected operating information for our ONEOK Partners segment for the periods indicated:

Operating Information	2013	2012	2011
Natural gas gathering and processing business (a)
Natural gas gathered (BBtu/d)	1,347	1,119	1,030
Natural gas processed (BBtu/d) (b)	1,094	866	713
NGL sales (MBbl/d)	79	61	48
Residue gas sales (BBtu/d)	497	397	317
Realized composite NGL net sales price ($/gallon) (c)	$0.87	$1.06	$1.08
Realized condensate net sales price ($/Bbl) (c)	$86.00	$88.22	$82.56
Realized residue gas net sales price ($/MMBtu) (c)	$3.53	$3.87	$5.47
Natural gas liquids business
NGL sales (MBbl/d)	657	572	497
NGLs fractionated (MBbl/d) (d)	535	574	537
NGLs transported-gathering lines (MBbl/d) (a)	547	520	436
NGLs transported-distribution lines (MBbl/d) (a)	435	491	473
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.04	$0.17	$0.28
Natural gas pipelines business (a)
Natural gas transportation capacity contracted (MDth/d)	5,524	5,366	5,373
Transportation capacity subscribed	90%	89%	89%
Average natural gas price
Mid-Continent region ($/MMBtu)	$3.61	$2.64	$3.88
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes processed at company-owned and third-party facilities.
(c) - Presented net of the impact of hedging activities on ONEOK Partners’ equity volumes.
(d) - Includes volumes fractionated from company-owned and third-party facilities.

2013 vs. 2012 - Natural gas gathered, natural gas processed, NGLs sold and residue gas sold increased for 2013 compared with 2012 due to increased well connections and completion of growth projects, offset partially by continued declines in coal-bed methane production in the Powder River Basin in Wyoming and reduced drilling activity and natural production declines in Kansas.

ONEOK Partners’ Garden Creek, Stateline I and Stateline II natural gas processing plants have the capability to recover ethane when economic conditions warrant but did not do so during 2013. As a result, ONEOK Partners’ equity NGL volumes are weighted more toward propane, iso-butane, normal butane and natural gasoline and are expected to remain so until ethane recovery resumes.

NGLs transported on gathering lines increased due primarily to increased volumes from the Williston Basin made available by ONEOK Partners’ completed Bakken NGL Pipeline, and increased volumes in the Mid-Continent region and Texas made available through its Cana-Woodford Shale and Granite Wash projects, offset partially by decreases in NGL volumes gathered as a result of ethane rejection.

NGLs fractionated and NGLs transported on distribution lines decreased due primarily to decreased volumes as a result of ethane rejection during 2013, offset partially by higher volumes from the Williston Basin made available by ONEOK Partners’ completed Bakken NGL Pipeline.

In November 2012, the FERC initiated a review of Viking Gas Transmission’s rates pursuant to Section 5 of the Natural Gas Act. The parties reached agreement on the terms of a settlement that provides for a 2 percent reduction in transportation rates.  The settlement was approved by the FERC in December 2013, and the revised rates became effective January 1, 2014.

2012 vs. 2011 - Natural gas gathered volumes increased in 2012, compared with 2011, due to increased drilling activity in the Williston Basin and western Oklahoma, completion of additional natural gas gathering lines and compression to support ONEOK Partners’ new Garden Creek and Stateline I natural gas processing plants, offset partially by continued declines in coal-bed methane production in the Powder River Basin in Wyoming.

ONEOK Partners’ Garden Creek, Stateline I and Stateline II natural gas processing plants have the capability to recover ethane when economic conditions warrant but did not recover ethane during 2012. As a result, the 2012 equity NGL volumes and realized composite NGL net sales price associated with its natural gas gathering and processing business were weighted more toward the relatively higher priced propane, iso-butane, normal butane and natural gasoline compared with 2011.  This has the effect of producing a higher NGL composite barrel realized price, while most individual NGL products prices are substantially lower in 2012 compared with 2011.

ONEOK Partners’ operating information above does not include its 50 percent interest in Northern Border Pipeline. Substantially all of Northern Border Pipeline’s long-haul transportation capacity has been contracted through June 2015. In September 2012, Northern Border Pipeline filed with the FERC a settlement with its customers to modify its transportation rates. In January 2013, the settlement was approved and the new rates became effective January 1, 2013.

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

NGLs transported on distribution lines increased due primarily to the Sterling I pipeline expansion and higher volumes transported on ONEOK Partners’ natural gas liquids distribution pipelines between its Mid-Continent facilities to optimize the delivery of supply.

Natural Gas Distribution

Separation of Natural Gas Distribution Business - On January 31, 2014, we completed the separation of our natural gas distribution business into a standalone publicly traded company, ONE Gas. ONE Gas consists of ONEOK’s former Natural Gas Distribution segment that included Kansas Gas Service, Oklahoma Natural Gas and Texas Gas Service. The Natural Gas Distribution segment will be classified as discontinued operations in the first quarter 2014. See additional discussion in Note U of the Notes to the Consolidated Financial Statements.

Retail Marketing Sale - On February 1, 2012, we sold ONEOK Energy Marketing Company, our retail natural gas marketing business, to Constellation Energy Group, Inc. for $22.5 million plus working capital.  We received net proceeds of approximately $32.9 million and recognized an after-tax gain on the sale of approximately $13.5 million.

Selected Financial Results - The following table sets forth certain selected financial results for the continuing operations of our former Natural Gas Distribution segment for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2013 vs. 2012		2012 vs. 2011
Financial Results	2013	2012	2011	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Gas sales	$1,558.5	$1,252.0	$1,492.5	$306.5	24%	$(240.5)	(16)%
Transportation revenues	98.7	88.8	90.9	9.9	11%	(2.1)	(2)%
Cost of gas	876.9	620.2	869.5	256.7	41%	(249.3)	(29)%
Net margin, excluding other revenues	780.3	720.6	713.9	59.7	8%	6.7	1%
Other revenues	32.7	35.8	37.9	(3.1)	(9)%	(2.1)	(6)%
Net margin	813.0	756.4	751.8	56.6	7%	4.6	1%
Operating costs	444.9	410.6	422.0	34.3	8%	(11.4)	(3)%
Depreciation and amortization	144.7	130.1	132.2	14.6	11%	(2.1)	(2)%
Operating income	$223.4	$215.7	$197.6	$7.7	4%	$18.1	9%
Capital expenditures	$292.1	$280.3	$242.6	$11.8	4%	$37.7	16%

The following table sets forth our net margin, excluding other revenues, by type of customer, for the periods indicated:

				Variances		Variances
	Years Ended December 31			2013 vs. 2012		2012 vs. 2011
Net Margin, Excluding Other Revenues	2013	2012	2011	Increase (Decrease)		Increase (Decrease)
Gas sales	(Millions of dollars)
Residential	$564.5	$523.4	$510.5	$41.1	8%	$12.9	3%
Commercial and industrial	111.5	103.8	107.9	7.7	7%	(4.1)	(4)%
Wholesale/public authority	5.6	4.6	4.6	1.0	22%	—	—%
Net margin on gas sales	681.6	631.8	623.0	49.8	8%	8.8	1%
Transportation margin	98.7	88.8	90.9	9.9	11%	(2.1)	(2)%
Net margin, excluding other revenues	$780.3	$720.6	$713.9	$59.7	8%	$6.7	1%

2013 vs. 2012 - Net margin increased due primarily to the following:

•	an increase of $36.8 million from new rates in all three states;

•	an increase of $12.5 million due to higher sales volume due primarily to colder than normal weather in all three states in 2013, compared with warmer than normal weather in 2012; and

•	an increase of $5.9 million from higher transportation volumes, due primarily to higher demand from weather-sensitive customers in Kansas.

Operating costs increased due primarily to the following:

•	an increase of $14.3 million in employee-related expense, primarily pension cost increases resulting from an annual change in the estimated discount rate;

•	an increase of $10.1 million in share-based compensation costs due primarily to the appreciation in ONEOK’s share price in 2013;

•
an increase of $7.0 million in ad valorem tax expense primarily as a result of an increase in the level of this expense recovered in base rates, which is offset in net margin. For Kansas Gas Service, actual ad valorem taxes incurred that differ from the level of ad valorem taxes recovered in base rates are deferred or refunded through an ad valorem tax surcharge; and

•	an increase of $2.9 million in bad debt expense as a result of increased revenues.

Depreciation and amortization expense increased due primarily to the settlement agreement approved by the KCC, authorizing the separation of the Kansas Gas Service assets from ONEOK to ONE Gas, whereby Kansas Gas Service agreed to expense a $10.2 million regulatory asset related to a transaction cost recovery. In addition, depreciation and amortization expense increased as a result of an increase in amortization of amounts previously deferred for ad valorem taxes, which is offset in net margin.

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

Operating costs decreased due primarily to the following:

•
a decrease of $16.7 million in share-based compensation costs from common stock awarded in 2011 to employees as part of ONEOK’s stock award program and the appreciation in ONEOK’s share price during 2011;

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

Capital Expenditures - Our former natural gas distribution business’ capital expenditures program included expenditures for pipeline integrity, automated meter reading, extending service to new areas, modifications to customer-service lines, increasing system capabilities, relocating facilities to accommodate government construction and replacements.  It is our former natural gas distribution business’ practice to maintain and upgrade facilities to ensure safe, reliable and efficient operations.

Capital expenditures increased for 2013, compared with 2012, primarily as a result of extending service to new areas. Capital expenditures increased for 2012, compared with 2011, primarily as a result of increased spending on pipeline replacements.

Selected Operating Information - The following tables set forth certain selected information for the regulated operations of our Natural Gas Distribution segment for the periods indicated:

	Years Ended December 31,
Number of Customers	2013	2012	2011
Residential	1,943,930	1,932,484	1,921,017
Commercial and industrial	155,196	154,252	154,475
Wholesale/public authority	2,755	2,737	2,730
Transportation	12,031	11,926	11,708
Total customers	2,113,912	2,101,399	2,089,930

	Years Ended December 31,
Volumes (MMcf)	2013	2012	2011
Gas sales
Residential	122,855	103,799	117,969
Commercial and industrial	36,956	31,459	35,172
Wholesale/public authority	4,403	6,135	3,287
Total volumes sold	164,214	141,393	156,428
Transportation	205,915	199,408	203,655
Total volumes delivered	370,129	340,801	360,083
Residential, commercial and industrial natural gas sales volumes increased for 2013, compared with 2012, due primarily to colder temperatures in 2013; however, the impact on margins was mitigated largely by weather-normalization mechanisms.

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

The Energy Services segment was the successful bidder on Oklahoma Natural Gas’ request for proposal for no-notice natural gas storage service, resulting in Oklahoma Natural Gas taking the assignment of 18.0 Bcf of storage capacity from an affiliate, effective June 2013. The cost associated with the storage is recoverable through the Oklahoma Natural Gas purchased-gas adjustment clause.

Regulatory Initiatives - Oklahoma - On October 18, 2013, Oklahoma Natural Gas filed a joint application with the OCC to postpone its 2014 rate case. The joint stipulation and settlement agreement in support of the application was approved by the OCC in January 2014. As a result, Oklahoma Natural Gas will file a Performance-Based Rate Change (PBRC) application in 2014 and a rate case in 2015 based on a test year consisting of the first four calendar quarters of Oklahoma Natural Gas’ operations as a division of ONE Gas.

In March 2013, Oklahoma Natural Gas filed a PBRC application at the OCC seeking no modification to customers’ base rates. The filing included a small adjustment to residential, commercial and industrial customers’ monthly charge for energy-efficiency program collections. This filing was approved by the OCC in August 2013.

In July 2012, a joint stipulation settling Oklahoma Natural Gas’ annual PBRC filing was approved by the OCC. The settlement granted a $9.5 million rate increase and modified Oklahoma Natural Gas’ PBRC tariff. The modified tariff narrowed the range of allowed return on equity (ROE) to a range of 10.0 percent to 11.0 percent from our previous range of 9.75 percent to 11.25 percent, increases the ROE reflected in any rate increase resulting from a revenue deficiency to 10.5 percent from 10.25 percent, and reduced the number of allowed pro forma adjustments that can be proposed by Oklahoma Natural Gas in a PBRC proceeding.

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

Kansas - In December 2013, the KCC approved a settlement agreement between ONEOK, the staff of the KCC and the Citizens’ Utility Ratepayer Board for the separation from ONEOK of the natural gas distribution business, including Kansas Gas Service. Among other things, the terms of the settlement agreement include the following:

•
Kansas Gas Service shall not change its base rates prior to January 1, 2017. The time limitation on filing a general rate case to change base rates does not preclude Kansas Gas Service from changing rates or tariffs to recover appropriate costs under its current approved riders and tariffs, including its cost-of-gas rider, annual cost adjustment, weather-normalization adjustment, ad valorem tax surcharge and gas system reliability surcharge (GSRS) tariffs;

•
Kansas Gas Service agreed to expense certain costs associated with ONEOK’s acquisition of Kansas Gas Service in 1997 that were recorded previously as a regulatory asset and were being amortized and recovered in rates over a 40-year period. As such, we recorded a noncash charge as amortization expense of approximately $10.2 million in the fourth quarter 2013;

•
The level of pension and postretirement benefit costs used to calculate Kansas Gas Service’s Pension and Other Postretirement Benefit Trackers shall be adjusted to $13.6 million from $16.6 million with a corresponding reduction to revenues; and

•
ONEOK agreed to make a one-time contribution to 501(c)(3) organizations of $1.2 million that was recorded in the fourth quarter 2013, to provide financial assistance for weatherization of housing for low-income natural gas customers of Kansas Gas Service.

The agreement authorized the transfer of ONEOK’s Kansas natural gas distribution assets, certificates of convenience and necessity, franchises and tariffs to ONE Gas, conditioned upon the completion of the separation.

In August 2013, Kansas Gas Service filed an application to increase the GSRS by $1.5 million. This surcharge is a capital-recovery mechanism that allows for rate adjustment, providing recovery of and a return on incremental safety-related and government-mandated capital investments made between rate cases. The KCC approved the final ruling, and new rates became effective December 1, 2013.

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

In September 2012, the KCC denied Kansas Gas Service’s application to implement an infrastructure-replacement program that would have allowed Kansas Gas Service to accelerate the rate at which it is replacing cast-iron pipe. Costs incurred by Kansas Gas Service to replace cast-iron pipe are eligible for the GSRS. This surcharge is a capital-recovery mechanism that allows for rate adjustment, providing recovery of and a return on incremental safety-related and government-mandated capital investments made between rate cases.

The KCC approved an application from Kansas Gas Service to increase the GSRS by an additional $2.9 million, effective January 2012.

Texas - Texas Gas Service has made annual filings for interim rate relief under the Gas Reliability Infrastructure Program (GRIP) statute with the cities of Austin, Texas, and surrounding communities in February 2013 and with El Paso, Texas, in April 2013 for approximately $4.1 million and $4.9 million, respectively.  GRIP is a capital-recovery mechanism that allows for an interim rate adjustment providing recovery of and a return on incremental capital investments made between rate cases.

In May 2013, the City of Austin approved the requested increase. In July 2013, the City of El Paso denied Texas Gas Service’s GRIP request, which we appealed to the RRC. In September 2013, the RRC approved Texas Gas Service’s requested increase.

In the normal course of business, we filed rate cases and sought GRIP and cost-of-service adjustments in various other Texas jurisdictions to address investments in rate base and changes in expense. Annual rate increases totaling $4.2 million associated with these filings were approved in 2013.

In January 2012, the RRC approved a settlement between Texas Gas Service and the City of El Paso that allows for recovery of pipeline-integrity expenditures and partial recovery of rate-case expenses from 2010 through 2013. The settlement did not have a material impact on our results of operations.

General - Certain costs to be recovered through the ratemaking process have been capitalized as regulatory assets. Should recovery cease due to regulatory actions, certain of these assets may no longer meet the criteria for recognition and accordingly, a write-off of regulatory assets and stranded costs may be required. In 2013, as part of the KCC settlement related to the ONE Gas separation as discussed above, Kansas Gas Service expensed the remaining $10.2 million regulatory asset balance for certain costs associated with ONEOK’s acquisition of Kansas Gas Service in 1997. There were no write-offs of regulatory assets during 2012 or 2011.

Energy Services

Selected Financial Results - The following table sets forth certain selected financial results for our Energy Services segment for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2013 vs. 2012		2012 vs. 2011
Financial Results	2013	2012	2011	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues	$1,577.6	$1,526.6	$2,777.2	$51.0	3%	$(1,250.6)	(45)%
Cost of sales and fuel	1,750.6	1,575.9	2,728.5	174.7	11%	(1,152.6)	(42)%
Net margin	(173.0)	(49.3)	48.7	(123.7)	*	(98.0)	*
Operating costs	13.1	18.0	24.5	(4.9)	(27)%	(6.5)	(27)%
Depreciation and amortization	0.3	0.3	0.4	—	—%	(0.1)	(25)%
Goodwill impairment	—	10.3	—	(10.3)	(100)%	10.3	100%
Operating income (loss)	$(186.4)	$(77.9)	$23.8	$(108.5)	*	$(101.7)	*
*Percentage change is greater than 100 percent.

Segment wind down charges - During the year ended December 31, 2013, we recorded approximately $138.6 million of noncash charges related to the full release and assignment of a significant portion of our natural gas transportation and storage contracts to third parties, and we made cash payments of $17.7 million related to this obligation.

2013 vs. 2012 - Revenues and cost of sales and fuel have increased for the year ended December 31, 2013, compared with 2012, due primarily to higher natural gas prices. Cost of sales and fuel have also increased due to the noncash charges described above.

Excluding noncash charges related to the released capacity, net margin increased by $16.0 million for the year ended December 31, 2013, compared with 2012, primarily due to the following:

•
a net increase of $24.3 million in storage and marketing margins, net of hedging activities, due primarily to an increase related to the reclassification in the first quarter 2012 of deferred losses into earnings from accumulated other comprehensive income (loss) on certain financial contracts that were used to hedge forecasted purchases on natural gas in 2012 and reduced storage capacity resulting in lower demand charges in the current year, offset partially by decreases due to lower realized seasonal storage differentials and marketing margins, net of hedging activities; and

•
an increase of $17.1 million in transportation margins from lower transportation costs, due primarily to reduced contracted transportation capacity resulting in lower demand charges in the current year; offset partially by

•
a decrease of $19.8 million in premium-services margins, associated primarily with lower demand fees due to the reduced size of our operations as a result of our decision to wind down this segment; and

•	a decrease of $5.6 million in financial trading margins due to the reduced size of our operations as a result of our decision to wind down this segment.

Operating costs decreased for the year ended December 31, 2013, compared with 2012, due primarily to lower employee-related expenses as employees were redeployed in other ONEOK business segments as a result of the accelerated wind down.

2012 vs. 2011 - In 2012, we realized $44.6 million in premium-services margins, and our storage and marketing margins consisted of $40.0 million from realized seasonal price differentials and marketing optimization activities and $89.9 million from storage demand costs. Our 2012 results were lower than 2011 when we realized $53.1 million in premium-services margins, and our storage and marketing margins consisted of $96.0 million from realized seasonal price differentials and marketing optimization activities and $87.7 million from storage demand costs.  In addition, we recognized a loss on the change in fair value of our nonqualifiying economic storage hedges of $1.0 million in 2012, compared with a gain of $8.5 million in 2011. Our premium services were impacted negatively by lower natural gas prices and decreased natural gas price volatility. The impact of our hedge strategies and the inability to hedge seasonal price differentials at levels that were available to us in 2011 significantly reduced our storage margins. We also experienced reduced opportunities to optimize our storage assets, which negatively affected our marketing margins.

We realized a loss in our transportation margins of $42.4 million in 2012, compared with a loss of $18.8 million in 2011, due primarily to a $29.5 million decrease in transportation hedges. Our transportation business continues to be affected by narrow price location differentials and the inability to hedge at levels that were available to us in prior years. As a result of significant increases in the supply of natural gas, primarily from shale gas production across North America and new pipeline infrastructure projects, location and seasonal price differentials narrowed significantly beginning in 2010 and continuing through 2012. This market change resulted in our transportation contracts being unprofitable impacting our ability to recover our fixed costs.

Operating costs decreased due primarily to lower employee-related expenses, which include the impact of fewer employees.

We also recognized an expense of $10.3 million related to the impairment of our goodwill in the first quarter 2012. Given the significant decline in natural gas prices and its effect on location and seasonal price differentials, we performed an interim impairment assessment in the first quarter 2012 that reduced our goodwill balance to zero.

Selected Operating Information - At December 31, 2013, our natural gas transportation capacity was 0.07 Bcf/d compared with 1.0 Bcf/d of total capacity and 1.0 Bcf/d of long-term capacity at December 31, 2012. During the fourth quarter 2013, we released approximately 0.03 Bcf/d of transportation capacity. The remaining 0.07 Bcf/d of transportation capacity will expire on March 31, 2014.

Our natural gas in storage at December 31, 2013, was 17.5 Bcf, compared with 55.5 Bcf at December 31, 2012.  At December 31, 2013, our total natural gas storage capacity under lease was 23.5 Bcf, compared with 71.5 Bcf at December 31, 2012.  During the first quarter 2014, we assigned approximately 3.0 Bcf of storage capacity to a third party effective April 1, 2014, and the remaining 20.5 Bcf of storage capacity will expire on March 31, 2014. At December 31, 2013, our natural gas storage capacity under lease had a maximum withdrawal capability of 0.5 Bcf/d and maximum injection capability of 0.4 Bcf/d.

CONTINGENCIES

Gas Index Pricing Litigation - As previously reported, ONEOK and its subsidiary, OESC, along with several other energy companies, are defending multiple lawsuits arising from alleged market manipulation or false reporting of natural gas prices to natural gas-index publications. On April 10, 2013, the United States Court of Appeals for the Ninth Circuit reversed the summary judgments that had been granted in favor of ONEOK, OESC and other unaffiliated defendants in the following cases: Reorganized FLI, Learjet, Arandell, Heartland and NewPage. The Ninth Circuit also reversed the summary judgment that had been granted in favor of OESC on all state law claims asserted in the Sinclair case. The Ninth Circuit remanded the cases back to the United States District Court for the District of Nevada for further proceedings. ONEOK, OESC and the other unaffiliated defendants filed a Petition for Writ of Certiorari with the United States Supreme Court on August 26, 2013. The Ninth Circuit has ordered the cases stayed until the final disposition of the Petition for Writ of Certiorari.

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

LIQUIDITY AND CAPITAL RESOURCES

General - ONEOK and ONEOK Partners have relied primarily on operating cash flow, commercial paper, bank credit facilities, debt issuances and/or the issuance of equity for their liquidity and capital resource requirements.  ONEOK and ONEOK Partners fund operating expenses, debt service, dividends to shareholders and distributions to unitholders primarily with operating cash flows.  Capital expenditures are funded by short- and long-term debt, issuances of equity and operating cash flows.  ONEOK Partners is expected to continue to use these sources for its liquidity and capital resource needs on both a short- and long-term basis, while we expect to rely upon cash distributions received from ONEOK Partners for our liquidity needs in the future.  Neither ONEOK nor ONEOK Partners guarantees the debt or other similar commitments to unaffiliated parties, and ONEOK does not guarantee the debt, commercial paper or other similar commitments of ONEOK Partners.

ONEOK - In 2013, we announced plans to exit our Energy Services business through an accelerated wind down process that will be completed substantially by March 31, 2014. We expect future cash expenditures associated with the released transportation and storage capacity from the wind down of our Energy Services segment to be approximately $80 million on an after-tax basis, which consists of approximately $33 million in 2014, $24 million in 2015, $13 million in 2016 and $10 million during the period from 2017 through 2023.

On January 31, 2014, we completed the separation of ONE Gas. In conjunction with the separation, the following transactions occurred, or are expected to occur, in 2014:

•	ONE Gas issued senior notes totaling $1.2 billion, generating net proceeds of approximately $1.19 billion;

•	We received a cash distribution of approximately $1.13 billion from the proceeds of the ONE Gas senior notes offering;

•	We repaid all commercial paper outstanding, which totaled approximately $600.5 million;

•	We repaid $150 million of senior notes through an early tender;

•	We made an irrevocable election to exercise the make-whole call on $400 million of senior notes that we expect to repay in March 2014;

•	We reduced our credit facility to $300 million from $1.2 billion; and

•	We are terminating our commercial paper program.

As a result of the separation of the natural gas distribution business and the wind down of the energy services business, the cash flow sources and requirements for ONEOK have changed significantly.  ONEOK’s primary source of cash inflows are expected to be distributions to us from our general partner and limited partnership interests in ONEOK Partners. The cash distributions that we expect to receive from ONEOK Partners should provide sufficient resources to finance our operations and quarterly cash dividends. We do not expect any principal debt-service requirements after the first quarter 2014 until our next long-term debt maturity in 2022.

ONEOK Partners - During 2013, ONEOK Partners utilized cash from operations, its commercial paper program and proceeds from its debt and equity issuances to fund its short-term liquidity needs and capital projects. See discussion under “Long-term Financing” for more information.

ONEOK Partners’ ability to continue to access capital markets for debt and equity financing under reasonable terms depends on market conditions and ONEOK Partners’ financial condition and credit ratings.  ONEOK Partners anticipates that its cash flow generated from operations, sales of common units and existing capital resources and ability to obtain financing will enable it to maintain its current and planned level of operations.  Additionally, ONEOK Partners expects to fund its future capital expenditures with short- and long-term debt, the issuance of equity and operating cash flows.

Capitalization Structure - The following table sets forth ONEOK’s capital structure, excluding the debt of ONEOK Partners, for the periods indicated:

	December 31, 2013	December 31, 2012
Long-term debt	42%	45%
ONEOK shareholders’ equity	58%	55%
Debt (including notes payable)	49%	54%
ONEOK shareholders’ equity	51%	46%

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

The following table sets forth our consolidated capitalization structure for the periods indicated:

	December 31, 2013	December 31, 2012
Long-term debt	62%	61%
Total equity	38%	39%
Debt (including notes payable)	63%	63%
Total equity	37%	37%

Stock Repurchase - Our three-year stock repurchase program authorized by our Board of Directors in October 2010 to buy up to $750 million of our common stock expired at the end of 2013.

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

Separation of Natural Gas Distribution Business - Prior to and in anticipation of the separation, ONE Gas, which at the time was our wholly owned subsidiary, entered into debt and credit agreements. Upon completion of the separation on January 31, 2014, ONEOK’s obligations related to the ONE Gas Credit Agreement and debt issuance discussed below terminated.

ONE Gas Credit Agreement - In December 2013, ONE Gas entered into the ONE Gas Credit Agreement, which became effective upon the separation of the natural gas distribution business on January 31, 2014, and is scheduled to expire in January 2019. The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants including maintaining ONE Gas’ debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. The ONE Gas Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, indebtedness of subsidiary, investments, changes in the nature of business, fundamental changes, transactions with affiliates, burdensome agreements and use of proceeds. In the event of a breach of certain covenants by ONE Gas, amounts outstanding under the ONE Gas Credit Agreement may become due and payable immediately.

The ONE Gas Credit Agreement includes a $50 million sublimit for the issuance of standby letters of credit and also features an option to request an increase in the size of the facility to an aggregate of $1.2 billion from $700 million by either commitments from new lenders or increased commitments from existing lenders.  The ONE Gas Credit Agreement is available for general corporate purposes.  The ONE Gas Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in ONE Gas’ credit rating.  Based on ONE Gas’ current credit rating, borrowings, if any, will accrue at LIBOR plus 79.5 basis points, and the annual facility fee is 8 basis points.

ONE Gas Debt Issuance - In January 2014, ONE Gas completed a private placement of three series of Senior Notes aggregating $1.2 billion. ONE Gas received approximately $1.19 billion from the offering, net of issuance costs. ONE Gas made a cash payment to ONEOK of approximately $1.13 billion from the proceeds of the offering.

Short-term Liquidity - ONEOK’s principal source of short-term liquidity will be quarterly distributions from ONEOK Partners. We will have access to our $300 million ONEOK Credit Agreement but do not expect to draw upon the facility. We expect to terminate our commercial paper program.

ONEOK Partners’ principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from its equity-method investments and proceeds from its commercial paper program.  To the extent commercial paper is unavailable, ONEOK Partners’ revolving credit agreement may be utilized.

At December 31, 2013, the weighted-average interest rate on ONEOK’s short-term debt outstanding was 0.39 percent.  The weighted-average interest rates for the year ended December 31, 2013, on ONEOK’s and ONEOK Partners’ short-term borrowings were 0.43 percent and 0.33 percent, respectively.  Based on the forward LIBOR curve, we expect the interest rates on ONEOK’s and ONEOK Partners’ short-term borrowings to increase in 2014, compared with interest rates on amounts outstanding at December 31, 2013.

ONEOK Credit Agreement - At December 31, 2013, the ONEOK Credit Agreement was available to provide liquidity for working capital and other general corporate purposes.  Amounts outstanding under the commercial paper program reduced the borrowing capacity under the ONEOK Credit Agreement.

The total amount of short-term borrowings authorized by ONEOK’s Board of Directors is $2.8 billion.  At December 31, 2013, ONEOK had $564.5 million of commercial paper outstanding, $2.2 million in letters of credit issued under the ONEOK Credit Agreement and approximately $14.8 million of cash and cash equivalents.  ONEOK had approximately $633.3 million of credit available at December 31, 2013, under the ONEOK Credit Agreement. We were in compliance with all covenants of the ONEOK Credit Agreement at December 31, 2013.

The ONEOK Credit Agreement was amended, effective upon the separation of our natural gas distribution business on January 31, 2014, and will expire in January 2019. The amendment reduces the size of our credit facility to $300 million from $1.2 billion and contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to Consolidated EBITDA (EBITDA, as defined in our ONEOK Credit Agreement) of no more than 4.0 to 1.  Upon breach of certain covenants by us in our ONEOK Credit Agreement, amounts outstanding under our ONEOK Credit Agreement, if any, may become due and payable immediately.

The ONEOK Credit Agreement, as amended effective January 31, 2014, includes a $50 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swingline loans.  Under the terms of the ONEOK Credit Agreement, ONEOK may request an increase in the size of the facility to an aggregate of $500 million from $300 million by either commitments from new lenders or increased commitments from existing lenders.  The ONEOK Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit rating. Based on our current credit ratings, borrowings, if any, will accrue at LIBOR plus 125 basis points, and the annual facility fee is 25 basis points.

In February 2014, ONEOK repaid all commercial paper outstanding and had no borrowings under the amended ONEOK credit facility.

ONEOK Partners Credit Agreement - The total amount of short-term borrowings authorized by the Board of Directors of ONEOK Partners GP, the general partner of ONEOK Partners, is $2.5 billion.  At December 31, 2013, ONEOK Partners had no commercial paper outstanding, no letters of credit issued, no borrowings outstanding under the ONEOK Partners Credit Agreement, approximately $134.5 million of cash and approximately $1.2 billion of credit available under the ONEOK Partners Credit Agreement.  As of December 31, 2013, ONEOK Partners could have issued $2.2 billion of short- and long-term debt to meet its liquidity needs under the most restrictive provisions contained in its various borrowing agreements.

In December 2013, ONEOK Partners amended and restated the ONEOK Partners Credit Agreement effective January 31, 2014, to increase the size of the facility to $1.7 billion from $1.2 billion and extended the maturity to January 2019. This amendment includes a $100 million sublimit for the issuance of standby letters of credit, a $150 million swingline sublimit and an option to request an increase in the size of the facility to an aggregate of $2.4 billion from $1.7 billion by either commitments from new lenders or increased commitments from existing lenders. The ONEOK Partners Credit Agreement is available for general partnership purposes. Amounts outstanding under the commercial paper program reduce the borrowing capacity under the ONEOK Partners Credit Agreement.

The ONEOK Partners Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in ONEOK Partners’ credit rating.  In 2013, borrowings under the ONEOK Partners Credit Agreement accrued interest at LIBOR plus 130 basis points, and the annual facility fee was 20 basis points based on ONEOK Partners’ current credit rating.  Under the terms of the ONEOK Partners Credit Agreement, as amended in 2014, based on ONEOK Partners’ current credit rating, borrowings, if any, will accrue at LIBOR plus 117.5 basis points, and the annual facility fee is 20 basis points. The ONEOK Partners Credit Agreement is guaranteed fully and unconditionally by ONEOK Partners’ wholly owned subsidiary, the Intermediate Partnership. Borrowings under the ONEOK Partners Credit Agreement are nonrecourse to ONEOK, and ONEOK does not guarantee ONEOK Partners’ debt, commercial paper or other similar commitments.

The ONEOK Partners Credit Agreement contains certain financial, operational and legal covenants that remained substantially the same with the amendment. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter of the acquisition and the two following quarters.  As a result of ONEOK Partners completing the Sage Creek acquisition in the third quarter 2013 and acquiring the remaining 30 percent interest in its Maysville natural gas processing facility in the fourth quarter 2013, the allowable ratio of indebtedness to adjusted EBITDA increased to 5.5 to 1 beginning in the third quarter 2013 and will remain at that level through the second quarter 2014. Upon breach of certain covenants by ONEOK Partners in the ONEOK Partners Credit Agreement, amounts outstanding, if any, may become due and payable immediately. At December 31, 2013, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 4.0 to 1, and ONEOK Partners was in compliance with all covenants under the ONEOK Partners Credit Agreement.

Based on the forward LIBOR curve, ONEOK Partners expects the interest rates on its short-term borrowings to increase in 2014, compared with interest rates on amounts outstanding during 2013.

Long-term Financing - We do not expect to issue additional equity or long-term notes, as our next debt maturity is not until 2022 and our operating cash requirements are expected to be funded by cash distributions received from ONEOK Partners. ONEOK Partners expects to fund its longer-term cash requirements by issuing common units or long-term notes. Other options to obtain financing include, but are not limited to, issuance of convertible debt securities, asset securitization and the sale and lease back of facilities.

ONEOK and ONEOK Partners are subject to changes in the debt and equity markets, and there is no assurance they will be able or willing to access the public or private markets in the future.  ONEOK and ONEOK Partners may choose to meet their cash requirements by utilizing some combination of cash flows from operations, borrowing under existing commercial paper or credit facilities, altering the timing of controllable expenditures, restricting future acquisitions and capital projects, or pursuing other debt or equity financing alternatives.  Some of these alternatives could involve higher costs or negatively affect their respective credit ratings, among other factors.   Based on ONEOK Partners’ general financial condition, market expectations regarding its future earnings and projected cash flows, and ONEOK Partners’ investment-grade credit rating, ONEOK Partners believes that it will be able to meet its cash requirements and maintain its investment-grade credit ratings.

ONEOK Debt Issuance - In January 2012, we completed an underwritten public offering of $700 million, 4.25 percent senior notes due 2022.  The net proceeds from the offering, after deducting underwriting discounts and offering expenses, of approximately $694.3 million were used to repay amounts outstanding under our commercial paper program and for general corporate purposes.

ONEOK Debt Repayment - In February 2014, we retired approximately $152.5 million, excluding accrued and unpaid interest, of our 4.25 percent senior notes due 2022 through a tender offer. The total amount paid, including fees and other charges, was approximately $150 million.

In February 2014, we made an irrevocable election to exercise the make-whole call on our $400 million, 5.2 percent senior notes due in 2015. The full repayment is expected to occur in March 2014 and is estimated to be approximately $429 million, which includes accrued but unpaid interest to the redemption date.

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

ONEOK Partners’ Equity Issuances - In August 2013, ONEOK Partners completed an underwritten public offering of 11.5 million common units at a public offering price of $49.61 per common unit, generating net proceeds of approximately $553.3 million. In conjunction with this issuance, ONEOK Partners GP contributed approximately $11.6 million in order to maintain our 2 percent general partner interest in ONEOK Partners. ONEOK Partners used a portion of the proceeds from its August 2013 equity issuance to repay amounts outstanding under its commercial paper program and the balance was used for general partnership purposes.

ONEOK Partners has an “at-the-market” equity program for the offer and sale from time to time of its common units up to an aggregate amount of $300 million. The program allows ONEOK Partners to offer and sell its common units at prices it deems appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions, or as otherwise agreed to between ONEOK Partners and the sales agent. ONEOK Partners is under no obligation to offer and sell common units under the program. During the year ended December 31, 2013, ONEOK Partners sold approximately 681 thousand common units through this program that resulted in net proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in ONEOK Partners, of approximately $36.1 million. ONEOK Partners used the proceeds for general partnership purposes.

As a result of these transactions, our aggregate ownership interest in ONEOK Partners decreased to 41.2 percent at December 31, 2013, from 43.4 percent at December 31, 2012.

In March 2012, ONEOK Partners completed an underwritten public offering of 8.0 million common units at a public offering price of $59.27 per common unit, generating net proceeds of approximately $460 million.  ONEOK Partners also sold 8.0 million common units to us in a private placement, generating net proceeds of approximately $460 million.  In conjunction with the issuances, ONEOK Partners GP contributed approximately $19 million in order to maintain our 2 percent general partner interest in ONEOK Partners. ONEOK Partners used the net proceeds from the issuances to repay $295 million of borrowings under its commercial paper program, to repay amounts on the maturity of its $350 million, 5.9 percent senior notes due April 2012 and for other general partnership purposes, including capital expenditures.

Interest-rate Swaps - ONEOK Partners has entered into forward-starting interest-rate swaps to hedge the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. At December 31, 2013 and 2012, ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $400 million, which have settlement dates greater than 12 months. In February 2014, ONEOK Partners entered into forward-starting interest-rate swaps with notional amounts totaling $500 million with settlement dates of less than 12 months that were designated as cash flow hedges.

Capital Expenditures - ONEOK’s and ONEOK Partners’ capital expenditures are financed typically through operating cash flows, short- and long-term debt and the issuance of equity.  Capital expenditures were $2.3 billion, $1.9 billion and $1.3 billion for 2013, 2012 and 2011, respectively.  Of these amounts, ONEOK Partners’ capital expenditures were $1.9 billion, $1.6 billion and $1.1 billion for 2013, 2012 and 2011, respectively.  Capital expenditures for 2013 increased, compared with 2012, due primarily to the growth projects in ONEOK Partners’ natural gas gathering and processing and natural gas liquids businesses.

The following table sets forth our 2014 projected capital expenditures, excluding AFUDC:

2014 Projected Capital Expenditures
(Millions of dollars)
ONEOK Partners	$2,024
Other	16
Total projected capital expenditures	$2,040

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

Credit Ratings - ONEOK and ONEOK Partners’ credit ratings as of February 3, 2014, are shown in the table below:

	ONEOK		ONEOK Partners
Rating Agency	Rating	Outlook	Rating	Outlook
Moody’s	Baa3	Stable	Baa2	Stable
S&P	BB+	Stable	BBB	Stable

ONEOK is terminating its commercial paper program following the separation of the natural gas distribution business. ONEOK continues to have access to the ONEOK Credit Agreement, which expires in January 2019.  ONEOK’s rating was downgraded to Baa3 by Moody’s and BB+ by S&P in February 2014 to reflect the separation of our natural gas distribution business.

ONEOK Partners’ commercial paper program is rated currently Prime-2 by Moody’s and A-2 by S&P. ONEOK Partners’ credit rating, which currently is investment grade, may be affected by a material change in financial ratios or a material event affecting the business.

If ONEOK Partners’ credit ratings were downgraded, the cost to borrow funds under its commercial paper program and credit agreement would increase, and ONEOK Partners potentially could lose access to the commercial paper market.  In the event that ONEOK Partners is unable to borrow funds under its commercial paper program and there has not been a material adverse change in its business, ONEOK Partners would continue to have access to the ONEOK Partners Credit Agreement, which expires in January 2019.  An adverse credit rating change alone is not a default under the ONEOK Credit Agreement or the ONEOK Partners Credit Agreement.

In the normal course of business, ONEOK Partners’ counterparties provide secured and unsecured credit.  In the event of a downgrade in ONEOK Partners’ credit ratings or a significant change in ONEOK Partners’ counterparties’ evaluation of our creditworthiness, ONEOK Partners could be required to provide additional collateral in the form of cash, letters of credit or other negotiable instruments as a condition of continuing to conduct business with such counterparties. We may be required to fund margin requirements with our counterparties with cash, letters of credit or other negotiable instruments. The aggregate fair value of our financial derivative instruments with contingent features related to credit risk that were in a net liability position at December 31, 2013, was $1.1 million.

Commodity Prices - ONEOK Partners is subject to commodity price volatility.  Significant fluctuations in commodity prices will impact its overall liquidity due to the impact commodity price changes have on its cash flows from operating activities, including the impact on working capital for NGLs and natural gas held in storage, margin requirements and certain energy-related receivables. ONEOK Partners believes that its available credit and cash and cash equivalents are adequate to meet liquidity requirements associated with commodity price volatility.  See discussion under “Commodity-Price Risk” in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for information on our hedging activities.

Pension and Postretirement Benefit Plans - Information about our pension and postretirement benefits plans, including anticipated contributions, is included under Note N of the Notes to Consolidated Financial Statements in this Annual Report.

During 2013, we made no contributions to our defined benefit pension plans and $11.8 million in contributions to our postretirement benefit plans.  The contributions to our postretirement benefit plans were attributable to the 2014 plan year.  At December 31, 2013, we expect to make no contributions to our defined benefit pension and postretirement plans in 2014.

CASH FLOW ANALYSIS

We use the indirect method to prepare our Consolidated Statements of Cash Flows.  Under this method, we reconcile net income to cash flows provided by operating activities by adjusting net income for those items that impact net income but may not result in actual cash receipts or payments during the period and for operating cash items that do not impact net income.  These reconciling items include depreciation and amortization, allowance for equity funds used during construction, gain or loss on sale of assets, equity earnings from investments, distributions received from unconsolidated affiliates, deferred income taxes, share-based compensation expense, other amounts, and changes in our assets and liabilities not classified as investing or financing activities.

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$1,294.8	$990.9	$1,360.0
Investing activities	(2,642.0)	(1,814.2)	(1,371.6)
Financing activities	912.9	1,332.1	55.4
Change in cash and cash equivalents	(434.3)	508.8	43.8
Change in cash and cash equivalents included in discontinued operations	—	8.9	(8.2)
Change in cash and cash equivalents from continuing operations	(434.3)	517.7	35.6
Cash and cash equivalents at beginning of period	583.6	66.0	30.4
Cash and cash equivalents at end of period	$149.3	$583.6	$66.0

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

2013 vs. 2012 - Cash flows from operating activities, before changes in operating assets and liabilities, were approximately $1,285.4 million in 2013 compared with $1,347.2 million in 2012.  The decrease was due primarily to changes in net margin and operating expenses as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities increased operating cash flows by approximately $9.4 million in 2013, compared with a decrease of $356.3 million in 2012.  The increase was due primarily to the settlement of interest-rate swaps associated with ONEOK’s $700 million debt issuance in January 2012. The change also was affected by the collection and payment of trade receivables and payables, resulting from the timing of cash collections from customers and paid to vendors and suppliers, which vary from period to period.

2012 vs. 2011 - Cash flows from operating activities, before changes in operating assets and liabilities, were approximately $1,347.2 million for 2012 compared with $1,397.7 million for 2011.  The decrease was due primarily to changes in net margin and operating expenses discussed in Financial Results and Operating Information.

The changes in operating assets and liabilities decreased operating cash flows $356.3 million for 2012, compared with a decrease of $37.7 million for the same period in 2011.  The change was due primarily to the settlement of interest-rate swaps associated with ONEOK’s $700 million debt issuance in January 2012 and ONEOK Partners’ $1.3 billion debt issuance in

September 2012; and the change in natural gas and natural gas liquids in storage. The change in natural gas and NGLs in storage results from changes in storage levels and the impact of commodity prices on the purchase cost of inventory, both of which vary from period to period. The change in operating assets and liabilities also was affected by the collection and payment of trade receivables and payables, resulting from the timing of cash collections from customers and paid to vendors and suppliers, both of which vary from period to period.

Investing Cash Flows - Cash used in investing activities increased for 2013, compared with 2012, due primarily to increased capital expenditures related to ONEOK Partners’ growth projects as well as expenditures for its Sage Creek acquisition and the remaining 30 percent interest in its Maysville, Oklahoma, natural gas processing facility.

Cash used in investing activities increased for 2012, compared with 2011, due primarily to ONEOK Partners’ growth projects in its natural gas liquids business, offset partially by proceeds from the sale of ONEOK Energy Marketing Company.

Financing Cash Flows - Cash provided by financing activities decreased for 2013, compared with 2012, primarily due to ONEOK’s January 2012 debt issuance; ONEOK Partners issued a similar amount of debt in both periods. This was offset partially by higher repayment of debt and higher issuance of ONEOK Partners’ common units in 2013. Cash flows also were affected by increased distributions from ONEOK Partners to noncontrolling interests and increased ONEOK dividends in 2013, compared with last year.

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

The EPA’s “Tailoring Rule” regulates greenhouse gas emissions at new or modified facilities that meet certain criteria. Affected facilities are required to review best available control technology, conduct air-quality and impact analyses and public reviews with respect to such emissions.  At current emissions threshold levels, this rule has had a minimal impact on our existing facilities.  The EPA has stated it will consider lowering the threshold levels over the next five years, which could increase the impact on our existing facilities; however, potential costs, fees or expenses associated with the potential adjustments are unknown.

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

Additional information about our environmental matters is included in “Environmental and Safety Matters” of Item 1, Business and Note R of the Notes to Consolidated Financial Statements in this Annual Report.  We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us. Revised or additional regulations that result in increased compliance costs or additional operating restrictions could have a material adverse effect on our business, financial condition and results of operations.  Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters did not have a material impact on earnings or cash flows during 2013, 2012 and 2011.

Financial Markets Legislation - The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets. The CFTC has issued final regulations for most of the provisions of the Dodd-Frank Act, and we have implemented measures to comply with the regulations that are applicable to our businesses. ONEOK Partners continues to participate in financial markets for hedging certain risks inherent in its business, including commodity-price and interest-rate risks. Although the impact to date has not been material, ONEOK Partners continues to monitor proposed regulations and the impact the regulations may have on its business and risk-management strategies in the future.

Other - Several regulatory initiatives impacted the earnings for our Natural Gas Distribution segment. See discussion of our Natural Gas Distribution segment’s regulatory initiatives in the Natural Gas Distribution section of the Management Discussion and Analysis.

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

Fair Value Measurements - We define fair value as the price that would be received from the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date.  We use the market and income approaches to determine the fair value of our assets and liabilities and consider the markets in which the transactions are executed. We measure the fair value of a group of financial assets and liabilities consistent with how a market participant would price the net risk exposure at the measurement date.

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

For more information on our fair value measurements, fair value sensitivity and a discussion of the market risk of pricing changes, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk and Note D of the Notes to Consolidated Financial Statements in this Annual Report.

Derivatives, Accounting for Financially Settled Transactions and Risk-Management Activities - We record all derivative instruments at fair value, with the exception of normal purchases and normal sales that are expected to result in physical delivery.

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

For more information on our derivatives and risk management activities, fair value sensitivity and a discussion of the market risk of pricing changes, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk and Note E of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion.

Impairment of Goodwill and Long-Lived Assets, Including Intangible Assets - We assess our goodwill and indefinite-lived intangible assets for impairment at least annually as of July 1. Our goodwill impairment analysis performed as of July 1, 2013, did not result in an impairment charge nor did our analysis reflect any reporting units at risk, and subsequent to that date, no event has occurred indicating that the implied fair value of each of our reporting units (including its inherent goodwill) is less than the carrying value of its net assets.

As a result of the decline in natural gas prices and its effect on location and seasonal price differentials, we performed an interim impairment assessment of our Energy Services segment’s goodwill balance as of March 31, 2012. As a result of that assessment, goodwill with a carrying amount of $10.3 million was written down to its implied fair value of zero, with a resulting impairment charge of $10.3 million recorded in 2012 earnings. For the remaining segments, Natural Gas Distribution and ONEOK Partners, there were no impairment indicators as the cash flows generated from each of these segments are derived from predominately fee-based, nondiscretionary services. There were also no impairment charges resulting from our 2012 or 2011 annual impairment tests.

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

As part of our indefinite-lived intangible asset impairment test, we first assess qualitative factors similar to those considered in the goodwill impairment test to determine whether it is more likely than not that the indefinite-lived intangible asset was impaired. If further testing is necessary, we compare the estimated fair value of our indefinite-lived intangible asset with its book value.  The fair value of our indefinite-lived intangible asset is estimated using the market approach. Under the market approach, we apply multiples to forecasted cash flows of the assets associated with our indefinite-lived intangible asset.  The multiples used are consistent with historical asset transactions.  After assessing qualitative factors, we determined that there were no impairments to our indefinite-lived intangible asset in 2013. There were also no impairment charges resulting from our 2012 or 2011 annual impairment tests.

We assess our long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable.  An impairment is indicated if the carrying amount of a long-lived asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset.  If an impairment is indicated, we record an impairment loss equal to the difference between the carrying value and the fair value of the long-lived asset.  We determined that there were no asset impairments in 2013, 2012 or 2011.

For the investments we account for under the equity method, the impairment test considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary.  Therefore, we periodically reevaluate the amount at which we carry our equity method investments to determine whether current events or circumstances warrant adjustments to our carrying value.  We determined that there were no impairments to our investments in unconsolidated affiliates in 2013, 2012 or 2011.

Low natural gas prices and the relatively higher crude oil and NGL prices, compared with natural gas on a heating-value basis, have caused producers primarily to focus development efforts on crude oil and NGL-rich supply basins rather than areas with dry natural gas production, such as the coal-bed methane areas of the Powder River Basin.  The reduced coal-bed methane development activities and natural production declines in the dry natural gas formations of the Powder River Basin resulted in lower natural gas volumes available to be gathered.  While the reserve potential in the dry natural gas formations of the Powder River Basin still exists, future drilling and development will be affected by commodity prices and producers’ alternative prospects.  Bighorn Gas Gathering, in which ONEOK Partners owns a 49 percent equity interest, operates in the dry natural gas formations of the Powder River Basin. Due to declines in natural gas volumes gathered on Bighorn Gas Gathering’s system, ONEOK Partners tested its investment for impairment at December 31, 2013. The carrying amount of ONEOK Partners’ investment as of December 31, 2013, was $87.8 million, which includes $53.4 million in equity method goodwill. ONEOK Partners estimated the fair value of its investment in Bighorn Gas Gathering using an income approach, which discounted the cash flows of ONEOK Partners investment’s underlying assets with a discount rate reflective of its cost of capital and estimated contract rates, volumes, operating and maintenance costs and capital expenditures. The fair value exceeded the carrying value; therefore, no impairment was recorded.

A continued decline in volumes in the coal-bed methane areas of the Powder River Basin may reduce ONEOK Partners’ ability to recover the carrying value of its assets and equity investments in this area and could result in noncash charges to earnings. A 10 percent decline in the fair value of ONEOK Partners’ investment in Bighorn Gas Gathering would result in a noncash impairment charge. For ONEOK Partners’ other equity method investments with operations in the Powder River Basin with carrying values of approximately $204 million, which includes approximately $130 million in equity method goodwill, ONEOK Partners did not identify current events or circumstances that warranted an impairment analysis or an adjustment to its carrying values. ONEOK Partners is not able to reasonably estimate a range of potential future charges, as many of the assumptions that would be used in a fair value model are dependent upon events such as commodity prices, producers’ drilling and production activity and effects of government regulations and policies.

Our impairment tests require the use of assumptions and estimates such as industry economic factors and the profitability of future business strategies.  If actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may be exposed to future impairment charges.

See Notes F, G and P of the Notes to Consolidated Financial Statements for our long-lived assets, goodwill and equity-method investments disclosures.

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

During 2013, we recorded net periodic benefit costs of $64.7 million related to our defined benefit pension plans and $10.5 million related to postretirement benefits.

In connection with the separation of the natural gas distribution business, ONEOK entered into an Employee Matters Agreement with ONE Gas, which provides that employees of ONE Gas no longer participate in benefit plans sponsored or maintained by ONEOK, as of January 1, 2014. The ONEOK defined benefit pension plans and postretirement benefit plans transferred an allocable portion of assets and obligations related to those employees transferring to ONE Gas to newly established trusts for the ONE Gas plans. This resulted in a decrease in ONEOK’s sponsored qualified and nonqualified pension and postretirement plan obligations of approximately $1.1 billion and a decrease in ONEOK’s sponsored pension and postretirement plan assets of approximately $1.0 billion. Additionally, as a result of the transfer of unrecognized losses to ONE Gas, ONEOK’s deferred income taxes and regulatory assets decreased approximately $86.0 million and $331.1 million, respectively.

We estimate that in 2014, we will record net periodic benefit costs of $21.3 million related to our defined benefit pension plans and $0.1 million related to postretirement benefits.

The following table sets forth the weighted-average assumptions used to determine our estimated 2014 net periodic benefit cost related to our defined benefit pension plans, and sensitivity to changes with respect to these assumptions. These sensitivities reflect the decrease in ONEOK’s 2014 net periodic benefit cost compared with 2013 and transfer of the pension plan assets and obligations to ONE Gas as a result of the separation.

	Rate Used	Cost Sensitivity (a)	Obligation Sensitivity (b)
		(Millions of dollars)
Discount rate	5.25%	$1.5	$11.1
Expected long-term return on plan assets	7.75%	$0.6	$—
(a) Approximate impact a quarter percentage point decrease in the assumed rate would have on net periodic pension costs.
(b) Approximate impact a quarter percentage point decrease in the assumed rate would have on defined benefit pension obligation.

In determining our 2014 estimated net periodic benefit costs for our postretirement benefits, we assumed a discount rate of 5 percent and an expected long-term return on plan assets of 7.75 percent. A quarter percentage point change in either of the assumed rates would not have a significant impact on our postretirement benefit plan costs or obligation. Assumed health care cost-trend rates have an effect on the amounts reported for our postretirement benefit plans.  A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
	(Millions of dollars)
Effect on total of service and interest cost	$0.6	$(0.5)
Effect on postretirement benefit obligation	$2.4	$(2.2)

During 2013, we made no contributions to our defined benefit pension plans and $11.8 million in contributions to our postretirement benefit plans.  The contributions to our postretirement benefit plans were attributable to the 2014 plan year.  At December 31, 2013, we expect to make no contributions to our defined benefit pension and postretirement plans in 2014.

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures.  We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be reasonably estimated.  We expense legal fees as incurred and base our legal liability estimates on currently available facts and our assessments of the ultimate outcome or resolution. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than the completion of a remediation feasibility study.  Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.  Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no material effect on earnings or cash flows during 2013, 2012 and 2011.  Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings.  See Note R of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of contingencies.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth our contractual obligations related to debt, operating leases and other long-term obligations as of December 31, 2013. For additional discussion of the debt and operating lease agreements, see Notes I and R, respectively, of the Notes to the Consolidated Financial Statements in this Annual Report.

	Payments Due by Period
Contractual Obligations	Total	2014	2015	2016	2017	2018	Thereafter
ONEOK	(Millions of dollars)
Commercial paper	$564.5	$564.5	$—	$—	$—	$—	$—
Long-term debt	1,689.0	3.0	403.0	3.0	3.0	3.0	1,274.0
Interest payments on debt	953.0	87.1	75.7	65.9	65.8	65.6	592.9
Operating leases	16.1	3.4	2.9	2.5	2.1	1.9	3.3
Natural Gas Distribution firm transportation and storage contracts	900.0	172.4	200.9	164.1	142.1	127.8	92.7
Energy Services firm transportation and storage contracts	137.2	61.2	38.6	19.9	9.7	4.0	3.8
Financial and physical derivatives	280.2	280.2	—	—	—	—	—
Employee benefit plans	45.9	5.9	7.0	24.0	9.0	—	—
Natural gas purchase commitments	684.3	$424.2	$230.6	$6.1	$5.1	$5.1	$13.2
ONEOK total	$5,270.2	$1,601.9	$958.7	$285.5	$236.8	$207.4	$1,979.9
ONEOK Partners
ONEOK Partners senior notes	6,000.0	—	—	1,100.0	400.0	425.0	4,075.0
Guardian Pipeline senior notes	67.2	7.7	7.7	7.7	7.7	7.7	28.7
Interest payments on debt	4,622.7	315.8	315.2	278.4	263.2	252.6	3,197.5
Operating leases	3.9	2.0	0.5	0.3	0.2	0.2	0.7
Firm transportation and storage contracts	104.0	18.4	16.3	14.4	12.8	11.9	30.2
Financial and physical derivatives	124.6	124.6	—	—	—	—	—
Purchase commitments, rights of way and other	495.2	87.3	74.5	74.6	74.5	74.5	109.8
ONEOK Partners total	11,417.6	555.8	414.2	1,475.4	758.4	771.9	7,441.9
Total	$16,687.8	$2,157.7	$1,372.9	$1,760.9	$995.2	$979.3	$9,421.8

Commercial paper - All commercial paper obligations were repaid with a portion of the approximately $1.13 billion cash proceeds we received from ONE Gas in connection with the separation.

Long-term debt - Long-term debt as reported in our Consolidated Balance Sheets includes unamortized debt discount and the unamortized settlement values of interest-rate swaps. In February 2014, we repaid $150 million, excluding accrued and unpaid interest, of our 4.25 percent notes due 2022 through a tender offer. In February 2014, we made an irrevocable election to exercise the make-whole call on our $400 million 5.2 percent notes due in 2015. The full repayment is expected to occur in March 2014 with the total estimated to be approximately $429 million, which includes accrued but unpaid interest to the redemption date.

Interest payments on debt - Interest expense is calculated by multiplying long-term debt by the respective coupon rates, adjusted for active swaps. These amounts are expected to be reduced by $80.5 million in total due to the early extinguishment of long-term debt noted above.

Operating leases - Our operating leases include leases for office space, pipeline equipment and vehicles. The amounts above include leases obligations related to our former Natural Gas Distribution segment that are obligations of ONE Gas as of the separation of approximately $14.5 million.

Natural Gas Distribution firm transportation and storage contracts - Our former Natural Gas Distribution segment is party to fixed-price contracts providing it with firm transportation and storage capacity. The costs associated with these contracts are recovered as part of the purchased gas cost mechanisms. These contracts are obligations of ONE Gas as of the separation of the natural gas distribution business.

Energy Services firm transportation and storage contracts - These obligations include amounts related to contracts that expire by March 31, 2014, and future payment obligations related to released contracts. See additional information in Note B in the Notes to the Consolidated Financial Statements.

Financial and physical derivatives - These are obligations arising from our fixed- and variable-price purchase commitments, physical and financial commodity derivatives.  Estimated future variable-price purchase commitments are based on market information at December 31, 2013.  Actual future variable-price purchase commitments may vary depending on market prices at the time of delivery.  Not included in these amounts are offsetting cash inflows from our ONEOK Partners and Energy Services segments’ product sales and net positive settlements.  As market information changes daily and is potentially volatile, these values may change significantly.  Additionally, product sales may require additional purchase obligations to fulfill sales obligations that are not reflected in these amounts.

Employee benefit plans - Employee benefit plans include our anticipated contributions to our pension and postretirement benefit plans for 2014.  Anticipated contributions assumed by ONE Gas upon completion of the separation are approximately $5.9 million in 2014 and $13 million in 2016. See Note N of the Notes to Consolidated Financial Statements in this Annual Report for discussion of our employee benefit plans.

Natural gas purchase commitments - Our former Natural Gas Distribution segment is party to fixed-price and variable-price contracts for the purchase of natural gas. Estimated future variable-price natural gas purchase commitments are estimated based on market price information. Actual future variable-price purchase commitments may vary depending on market prices at the time of delivery. As market information changes daily and is potentially volatile, these values may change significantly. The commitments associated with these contracts are recoverable through the former segment’s purchased gas cost mechanisms as allowed by the applicable regulatory authority. These commitments are obligations of ONE Gas as of the separation.

Purchase commitments, rights of way and other - Purchase commitments include commitments related to ONEOK Partners’ growth capital expenditures and other rights-of-way and contractual commitments.  Purchase commitments exclude commodity purchase contracts, which are included in the “Financial and physical derivatives” amounts.

FORWARD-LOOKING STATEMENTS

Some of the statements contained and incorporated in this Annual Report are forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Exchange Act, as amended.  The forward-looking statements relate to our anticipated financial performance (including projected operating income, net income, capital expenditures, cash flow and projected levels of dividends), liquidity, management’s plans and objectives for our growth projects and other future operations (including plans to construct additional natural gas and natural gas liquids pipelines and processing facilities and related cost estimates), our business prospects, the outcome of regulatory and legal proceedings, market conditions and other matters.  We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995. The following discussion is intended to identify important factors that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Policy and Oversight - We control the scope of risk management, marketing and trading operations through a comprehensive set of policies and procedures involving senior levels of management.  The Audit Committee of our Board of Directors has oversight responsibilities for our risk-management limits and policies.  Our risk oversight committee, comprised of corporate and business-segment officers, oversees all activities related to commodity, price and credit risk management, marketing and trading activities and interest rate risk.  The committee also monitors risk metrics including VAR, position limits and mark-to-market losses.  We have a risk-control group that is assigned responsibility for establishing and enforcing the policies and procedures and monitoring certain risk metrics.  Key risk-control activities include risk measurement and monitoring, validation of transactions, portfolio valuation, VAR and other risk metrics.

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

COMMODITY-PRICE RISK

We are exposed to commodity-price risk and the impact of market price fluctuations of natural gas, NGLs and crude oil. Commodity-price risk refers to the risk of loss in cash flows and future earnings arising from adverse changes in energy prices, including the impact on seasonal and location price differentials.  To minimize the risk from market price fluctuations of natural gas, NGLs and crude oil, we use commodity derivative instruments such as futures, physical forward contracts, swaps and options to manage commodity-price risk associated with existing or anticipated purchase and sale agreements, existing physical natural gas or natural gas liquids in storage and location price differentials. As a result of the accelerated wind down of our Energy Services segment, we expect our exposure to commodity-price risk to be eliminated; however, ONEOK Partners will continue to have exposure to commodity-price risk which can affect us.

ONEOK Partners

ONEOK Partners is exposed to commodity-price risk as a result of receiving commodities in exchange for services associated with its POP contracts. Less than 2 percent of ONEOK Partners’ contracted volume exposure arises from the relative price differential between NGLs and natural gas, or the gross processing spread, with respect to its keep-whole contracts.  ONEOK Partners is also exposed to basis risk between the various production and market locations where it receives and sells commodities.  As part of ONEOK Partners’ hedging strategy, ONEOK Partners uses previously described commodity derivative financial instruments and physical-forward contracts to minimize the impact of price fluctuations related to natural gas, NGLs and condensate.

As of December 31, 2013, ONEOK Partners had $8.5 million of commodity-related derivative assets and $8.6 million of commodity-related derivative liabilities, excluding the impact of netting. The following tables set forth ONEOK Partners’ hedging information for the periods indicated:

	Year Ending December 31, 2014
	Volumes Hedges	Average Price		Percentage Hedged
NGLs (Bbl/d)	9,351	$1.19	/ gallon	71%
Condensate (Bbl/d)	2,545	$2.25	/ gallon	75%
Total (Bbl/d)	11,896	$1.42	/ gallon	72%
Natural gas (MMBtu/d)	82,808	$4.06	/ MMBtu	75%

	Year Ending December 31, 2015
	Volumes Hedges	Average Price		Percentage Hedged
Natural gas (MMBtu/d)	48,877	$4.19	/ MMBtu	41%

ONEOK Partners expects its commodity-price risk in its natural gas gathering and processing business to increase in the future as volumes increase under POP contracts with our customers.  ONEOK Partners’ commodity-price risk is estimated as a hypothetical change in the price of natural gas, NGLs and crude oil, excluding the effects of hedging, and assuming normal operating conditions. ONEOK Partners’ condensate sales are based on the price of crude oil.  ONEOK Partners estimates the following:

•	a $0.10 per MMBtu change in the price of natural gas would change annual net margin by approximately $4.0 million;

•	a $0.01 per gallon change in the composite price of NGLs would change annual net margin by approximately $2.0 million; and

•	a $1.00 per barrel change in the price of crude oil would change annual net margin by approximately $1.3 million.

These estimates do not include any effects on demand for our services or natural gas processing plant operations that might be caused by, or arise in conjunction with, commodity price fluctuations.  For example, a change in the gross processing spread may cause a change in the amount of ethane extracted from the natural gas stream, impacting gathering and processing margins for certain contracts.

ONEOK Partners is also exposed to price differential risk primarily as a result of NGLs in storage, the relative values of the various NGL products to each other, the relative value of NGLs to natural gas and the relative value of NGL purchases at one location and sales at another location.  ONEOK Partners utilizes physical-forward contracts to reduce earnings volatility related to NGL price fluctuations in the storage and optimization activities of its natural gas liquids business. ONEOK Partners has not entered into any financial instruments with respect to its natural gas liquids business’ marketing activities.

In addition, ONEOK Partners is exposed to commodity-price risk as its natural gas interstate and intrastate pipelines retain natural gas from its customers for operations or as part of its fee for services provided.  When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by its customers, the pipelines must buy or sell natural gas, or store or use natural gas from inventory, which exposes ONEOK Partners to commodity-price risk depending on the regulatory treatment for this activity.  To the extent that commodity-price risk in its natural gas pipelines business is not mitigated by fuel cost-recovery mechanisms, ONEOK Partners utilizes physical-forward contracts to reduce the impact of price fluctuations related to natural gas. At December 31, 2013, there were no hedges in place with respect to natural gas price risk from ONEOK Partners’ natural gas pipeline business.

Natural Gas Distribution

Our former Natural Gas Distribution segment uses financial derivative instruments to hedge the cost of anticipated natural gas purchases during the winter heating months to protect its customers from upward volatility in the market price of natural gas.  Gains or losses associated with these financial derivative instruments are included in, and recoverable through, the monthly purchased-gas cost-adjustment mechanisms.

Energy Services

Our Energy Services segment historically was exposed to commodity-price risk, seasonal and location-price risk and price volatility arising from natural gas in storage, peaking natural gas load requirement contracts, asset management contracts and index-based purchases and sales of natural gas at various market locations.  We attempted to mitigate our exposure to commodity-price risk through the use of derivative instruments, which, under certain circumstances, are designated as cash flow or fair value hedges. We were also exposed to commodity-price risk from fixed-price purchases and sales of natural gas, which we hedge with derivative instruments.  Both the fixed-price purchases and sales and related derivatives are recorded at fair value.

Fair Value Component of the Energy Marketing and Risk-Management Assets and Liabilities - The following table sets forth the fair value component of the energy marketing and risk management assets and liabilities, excluding $3.9 million of net liabilities and $27.4 million of net assets at December 31, 2013 and 2012, respectively, from derivative instruments declared as either fair value or cash flow hedges for the periods indicated:

Fair Value Component of Energy Marketing and Risk Management Assets and Liabilities
(Thousands of dollars)
Net fair value of derivatives outstanding at January 1, 2012	$12,609
Derivatives reclassified or otherwise settled during the period	(15,074)
Fair value of new derivatives entered into during the period	178
Other changes in fair value	7,320
Net fair value of derivatives outstanding at December 31, 2012	5,033
Derivatives reclassified or otherwise settled during the period	(1,726)
Fair value of new derivatives entered into during the period	(1,460)
Other changes in fair value	(3,815)
Net fair value of derivatives outstanding at December 31, 2013 (a)	$(1,968)
(a) - The maturities of derivatives are based on injection and withdrawal periods from April through March, which is consistent with our business strategy. The maturities are as follows: $0.6 million net assets matures through March 2014 and $2.6 million net liabilities matures through March 2016.

The change in the net fair value of derivatives outstanding includes the effect of settled energy contracts and current period changes resulting primarily from newly originated transactions and the impact of market movements on the fair value of energy marketing and risk management assets and liabilities.

For further discussion of fair value measurements and trading activities and assumptions used in our trading activities, see the “Estimates and Critical Accounting Policies” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.  Also, see Notes D and E of the Notes to Consolidated Financial Statements in this Annual Report.

VAR Disclosure of Commodity-Price Risk - We measure commodity-price risk in our Energy Services segment using a VAR methodology, which estimates the expected maximum loss of our portfolio over a specified time horizon within a given confidence interval.  Our VAR calculations are based on the Monte Carlo approach.  The quantification of commodity-price risk using VAR provides a consistent measure of risk across diverse energy markets and products with different risk factors in order to set overall risk tolerance and to determine risk thresholds.  The use of this methodology requires a number of key assumptions, including the selection of a confidence level and the holding period to liquidation.  Historical data is used to estimate our VAR with more weight given to recent data, which is considered a more relevant predictor of immediate future commodity market movements.  Other assumptions include a distribution of prices and historical data to calculate volatility and price correlations.  We rely on VAR to determine the potential reduction in the portfolio values arising from changes in market conditions over a defined period.  While management believes that the referenced assumptions and approximations are reasonable, no uniform industry methodology exists for estimating VAR.  Different assumptions and approximations could produce materially different VAR estimates.

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

The potential impact on our future earnings, as measured by VAR, was $0.1 million and $1.5 million at December 31, 2013 and 2012, respectively.  The following table sets forth the average, high and low VAR calculations for the periods indicated:

	Years Ended December 31,
Value-at-Risk	2013	2012
	(Millions of dollars)
Average	$1.0	$2.6
High	$2.7	$4.0
Low	$0.1	$1.4

Our VAR calculation includes derivatives, executory storage and transportation agreements and their related hedges.  The variations in the VAR data reflect market volatility and changes in our portfolio during the year. The decrease in average VAR for 2013, compared with 2012, was due primarily to the decrease in total storage and transportation capacity as a result of the wind down of our Energy Services segment.

To the extent open commodity positions exist, fluctuating commodity prices can impact our financial results and financial position either favorably or unfavorably.  As a result, we cannot predict with precision the impact risk-management decisions may have on our business, operating results or financial position.

INTEREST-RATE RISK

General - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps.  Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At December 31, 2013 and 2012, ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $400 million that have been designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. Future issuances of long-term debt could be impacted by recent increases in interest rates, which could result in higher interest costs. At December 31, 2013 and 2012, ONEOK Partners had derivative assets of $54.5 million and $10.9 million, respectively, related to these interest-rate swaps.

COUNTERPARTY CREDIT RISK

ONEOK and ONEOK Partners assess the creditworthiness of their counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate.

This page intentionally left blank.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
ONEOK, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of ONEOK, Inc. and its subsidiaries (the Company) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 25, 2014

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2013	2012	2011
	(Thousands of dollars, except per share amounts)

Revenues	$14,602,717	$12,632,559	$14,805,794
Cost of sales and fuel	12,313,034	10,281,718	12,425,435
Net margin	2,289,683	2,350,841	2,380,359
Operating expenses
Operations and maintenance	872,125	806,087	813,666
Depreciation and amortization	384,377	335,844	312,160
Goodwill impairment	—	10,255	—
General taxes	118,328	102,891	94,657
Total operating expenses	1,374,830	1,255,077	1,220,483
Gain (loss) on sale of assets	11,881	6,736	(963)
Operating income	926,734	1,102,500	1,158,913
Equity earnings from investments (Note P)	110,517	123,024	127,246
Allowance for equity funds used during construction	30,522	13,648	2,335
Other income	24,483	12,504	1,410
Other expense	(17,707)	(4,925)	(9,336)
Interest expense (net of capitalized interest of $57,775, $41,776 and $23,960, respectively)	(334,206)	(302,305)	(297,006)
Income before income taxes	740,343	944,446	983,562
Income taxes (Note O)	(163,382)	(215,195)	(226,048)
Income from continuing operations	576,961	729,251	757,514
Income from discontinued operations, net of tax (Note C)	—	762	2,230
Gain on sale of discontinued operations, net of tax (Note C)	—	13,517	—
Net income	576,961	743,530	759,744
Less: Net income attributable to noncontrolling interests	310,428	382,911	399,150
Net income attributable to ONEOK	$266,533	$360,619	$360,594

Amounts attributable to ONEOK:
Income from continuing operations	$266,533	$346,340	$358,364
Income from discontinued operations	—	14,279	2,230
Net income	$266,533	$360,619	$360,594

Basic earnings per share:
Income from continuing operations (Note L)	$1.29	$1.68	$1.71
Income from discontinued operations	—	0.07	0.01
Net income	$1.29	$1.75	$1.72

Diluted earnings per share:
Income from continuing operations (Note L)	$1.27	$1.64	$1.67
Income from discontinued operations	—	0.07	0.01
Net income	$1.27	$1.71	$1.68

Average shares (thousands)
Basic	206,044	206,140	209,344
Diluted	209,695	210,710	214,498

Dividends declared per share of common stock	$1.48	$1.27	$1.08
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2013	2012	2011
	(Thousands of dollars)

Net income	$576,961	$743,530	$759,744
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on energy marketing and risk management assets/ liabilities, net of tax of $(5,574), $(10,601) and $(8,670), respectively	25,609	22,826	(19,828)
Realized (gains) losses in net income, net of tax of $(1,905), $10,327 and $53,714, respectively	7,926	(49,499)	(84,025)
Unrealized holding gains (losses) on available-for-sale securities, net of tax of $112, $(30) and $242, respectively	(177)	47	(384)
Change in pension and postretirement benefit plan liability, net of tax of $(52,436), $6,977 and $16,298, respectively	83,126	(11,061)	(25,837)
Other, net of tax of $0, $0 and $50, respectively	—	—	(79)
Total other comprehensive income (loss), net of tax	116,484	(37,687)	(130,153)
Comprehensive income	693,445	705,843	629,591
Less: Comprehensive income attributable to noncontrolling interests	332,101	355,901	366,316
Comprehensive income attributable to ONEOK	$361,344	$349,942	$263,275
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2013	2012
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$149,313	$583,618
Accounts receivable, net	1,549,563	1,349,371
Gas and natural gas liquids in storage	417,077	517,014
Commodity imbalances	82,144	90,211
Energy marketing and risk management assets (Notes D and E)	1,687	48,577
Other current assets	171,018	175,869
Total current assets	2,370,802	2,764,660

Property, plant and equipment
Property, plant and equipment	15,536,156	13,088,991
Accumulated depreciation and amortization	3,238,652	2,974,651
Net property, plant and equipment (Note F)	12,297,504	10,114,340

Investments and other assets
Investments in unconsolidated affiliates (Note P)	1,229,838	1,221,405
Goodwill and intangible assets (Note G)	1,182,515	996,206
Other assets	626,899	758,664
Total investments and other assets	3,039,252	2,976,275
Total assets	$17,707,558	$15,855,275
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2013	2012
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt (Note I)	$10,656	$10,855
Notes payable (Note H)	564,462	817,170
Accounts payable	1,503,699	1,333,489
Commodity imbalances	212,136	272,436
Energy marketing and risk management liabilities (Notes D and E)	4,032	9,990
Other current liabilities	401,422	369,054
Total current liabilities	2,696,407	2,812,994

Long-term debt, excluding current maturities (Note I)	7,754,975	6,515,372

Deferred credits and other liabilities
Deferred income taxes (Note O)	1,938,262	1,592,802
Other deferred credits	472,734	701,657
Total deferred credits and other liabilities	2,410,996	2,294,459

Commitments and contingencies (Note R)

Equity (Note J)
ONEOK shareholders’ equity:
Common stock, $0.01 par value:
authorized 600,000,000 shares; issued 245,811,180 shares and outstanding 206,618,877 shares at December 31, 2013; issued 245,811,180 shares and outstanding 204,935,043 shares at December 31, 2012	2,458	2,458
Paid-in capital	1,433,600	1,324,698
Accumulated other comprehensive loss (Note K)	(121,987)	(216,798)
Retained earnings	2,020,815	2,059,024
Treasury stock, at cost: 39,192,303 shares at December 31, 2013 and 40,876,137 shares at December 31, 2012	(997,035)	(1,039,773)
Total ONEOK shareholders’ equity	2,337,851	2,129,609

Noncontrolling interests in consolidated subsidiaries	2,507,329	2,102,841

Total equity	4,845,180	4,232,450
Total liabilities and equity	$17,707,558	$15,855,275
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2013	2012	2011
	(Thousands of dollars)
Operating activities
Net income	$576,961	$743,530	$759,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	384,377	335,852	312,288
Charges attributable to exit activities, net of settlements	121,971	—	—
Impairment of goodwill	—	10,255	—
Gain on sale of discontinued operations	—	(13,517)	—
Equity earnings from investments	(110,517)	(123,024)	(127,246)
Distributions received from unconsolidated affiliates	106,364	120,442	132,741
Deferred income taxes	151,515	229,398	256,688
Share-based compensation expense	46,194	36,692	66,371
Pension and postretirement benefit expense, net of contributions	56,600	(57,073)	(29,863)
Allowance for equity funds used during construction	(30,522)	(13,648)	(2,335)
Loss (gain) on sale of assets	(11,881)	(6,736)	963
Other	(5,656)	27,982	(1,471)
Changes in assets and liabilities:
Accounts receivable	(189,809)	(14,774)	(55,861)
Gas and natural gas liquids in storage	99,937	33,343	65,845
Accounts payable	165,076	(30,981)	102,621
Commodity imbalances, net	(52,233)	43,471	(54,886)
Energy marketing and risk management assets and liabilities	25,072	(174,953)	(31,999)
Other assets and liabilities	(38,682)	(162,264)	(37,434)
Cash provided by operating activities	1,294,767	983,995	1,356,166
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(2,256,585)	(1,866,153)	(1,336,067)
Acquisitions	(394,889)	—	—
Proceeds from sale of discontinued operations, net of cash sold	—	32,946	—
Contributions to unconsolidated affiliates	(35,308)	(30,768)	(64,491)
Distributions received from unconsolidated affiliates	31,134	35,299	23,644
Proceeds from sale of assets	13,617	12,240	1,288
Other	—	2,237	4,000
Cash used in investing activities	(2,642,031)	(1,814,199)	(1,371,626)
Financing activities
Borrowing (repayment) of notes payable, net	(252,708)	(24,812)	285,127
Issuance of debt, net of discounts	1,247,822	1,994,693	1,295,450
Long-term debt financing costs	(10,246)	(15,036)	(10,986)
Repayment of debt	(7,868)	(361,464)	(727,562)
Repurchase of common stock	—	(150,000)	(300,108)
Issuance of common stock	20,602	15,969	17,906
Issuance of common units, net of issuance costs	583,929	459,587	—
Dividends paid	(304,742)	(261,969)	(227,020)
Distributions to noncontrolling interests	(374,142)	(324,906)	(277,375)
Excess tax benefit from share-based awards	10,312	6,948	3,806
Cash provided by financing activities	912,959	1,339,010	59,238
Change in cash and cash equivalents	(434,305)	508,806	43,778
Change in cash and cash equivalents included in discontinued operations	—	8,859	(8,166)
Change in cash and cash equivalents from continuing operations	(434,305)	517,665	35,612
Cash and cash equivalents at beginning of period	583,618	65,953	30,341
Cash and cash equivalents at end of period	$149,313	$583,618	$65,953
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$294,240	$439,398	$278,162
Cash paid (refunds received) for income taxes	$(16,640)	$872	$(68,696)
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	ONEOK Shareholders’ Equity
	Common Stock Issued	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)
	(Shares)	(Thousands of dollars)

January 1, 2011	245,631,272	$2,456	$1,391,443	$(108,802)
Net income	—	—	—	—
Other comprehensive income (loss)	—	—	—	(97,319)
Repurchase of common stock	—	—	—	—
Common stock issued	178,576	2	25,742	—
Common stock dividends - $1.08 per share	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—
December 31, 2011	245,809,848	2,458	1,417,185	(206,121)
Net income	—	—	—	—
Other comprehensive income (loss)	—	—	—	(10,677)
Repurchase of common stock	—	—	—	—
Common stock issued	1,332	—	(23,404)	—
Common stock dividends - $1.27 per share	—	—	—	—
Issuance of common units of ONEOK Partners	—	—	(51,100)	—
Distributions to noncontrolling interests	—	—	—	—
Other	—	—	(17,983)	—
December 31, 2012	245,811,180	2,458	1,324,698	(216,798)
Net income	—	—	—	—
Other comprehensive income (loss)	—	—	—	94,811
Common stock issued	—	—	(16,549)	—
Common stock dividends - $1.48 per share	—	—	—	—
Issuance of common units of ONEOK Partners	—	—	87,295	—
Distributions to noncontrolling interests	—	—	—	—
Other	—	—	38,156	—
December 31, 2013	245,811,180	$2,458	$1,433,600	$(121,987)
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Continued)
	ONEOK Shareholders’ Equity
	Retained Earnings	Treasury Stock	Noncontrolling Interest in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)

January 1, 2011	$1,826,800	$(663,274)	$1,472,218	$3,920,841
Net income	360,594	—	399,150	759,744
Other comprehensive income (loss)	—	—	(32,834)	(130,153)
Repurchase of common stock	—	(300,108)	—	(300,108)
Common stock issued	—	28,059	—	53,803
Common stock dividends - $1.08 per share	(227,020)	—	—	(227,020)
Distributions to noncontrolling interests	—	—	(277,375)	(277,375)
December 31, 2011	1,960,374	(935,323)	1,561,159	3,799,732
Net income	360,619	—	382,911	743,530
Other comprehensive income (loss)	—	—	(27,010)	(37,687)
Repurchase of common stock	—	(150,000)	—	(150,000)
Common stock issued	—	45,550	—	22,146
Common stock dividends - $1.27 per share	(261,969)	—	—	(261,969)
Issuance of common units of ONEOK Partners	—	—	510,687	459,587
Distributions to noncontrolling interests	—	—	(324,906)	(324,906)
Other	—	—	—	(17,983)
December 31, 2012	2,059,024	(1,039,773)	2,102,841	4,232,450
Net income	266,533	—	310,428	576,961
Other comprehensive income (loss)	—	—	21,673	116,484
Common stock issued	—	42,738	—	26,189
Common stock dividends - $1.48 per share	(304,742)	—	—	(304,742)
Issuance of common units of ONEOK Partners	—	—	446,529	533,824
Distributions to noncontrolling interests	—	—	(374,142)	(374,142)
Other	—	—	—	38,156
December 31, 2013	$2,020,815	$(997,035)	$2,507,329	$4,845,180

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations - We are a diversified energy company and successor to the company founded in 1906 known as Oklahoma Natural Gas Company.  We are a corporation incorporated under the laws of the state of Oklahoma, and our common stock is listed on the NYSE under the trading symbol “OKE.”  We are the sole general partner and own 41.2 percent of ONEOK Partners, L.P. (NYSE: OKS), one of the largest publicly traded master limited partnerships.

At December 31, 2013, we have divided our operations into three reportable business segments as follows:

•	ONEOK Partners;

•	Natural Gas Distribution; and

•	Energy Services.

On January 31, 2014, we completed the separation of our natural gas distribution business into a standalone publicly traded company, ONE Gas. In addition, we expect to complete an accelerated wind down of our Energy Services business on March 31, 2014. ONEOK and its subsidiaries will continue to be the sole general partner and own 41.2 percent of ONEOK Partners as of December 31, 2013. Following the separation of the natural gas distribution business and the wind down of our energy services business, our cash flows will be derived from the cash distributions we receive from ONEOK Partners associated with our limited and general partner interests, including incentive distribution rights. See Note U for additional discussion of the separation of the natural gas distribution business. See Note B for additional discussion of the exit activities associated with the wind down of the energy services business.

ONEOK Partners is a publicly traded master limited partnership involved in the gathering, processing, storage and transportation of natural gas in the United States.  In addition, ONEOK Partners owns one of the nation’s premier natural gas liquids systems, connecting NGL supply in the Mid-Continent and Rocky Mountain regions with key market centers.  To aid in understanding the important business and financial characteristics of our ONEOK Partners segment, the following describes its business with reference to its underlying activities.

ONEOK Partners gathers and/or processes natural gas in two producing basins in the Rocky Mountain region: the Williston Basin, which spans portions of Montana and North Dakota and includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations; and the Powder River Basin of Wyoming, which includes the NGL-rich Frontier, Turner, Sussex and Niobrara Shale formations.  Coal-bed methane, or dry natural gas, in the Powder River Basin does not require processing or NGL extraction in order to be marketable; dry natural gas is gathered, compressed and delivered into a downstream pipeline or marketed for a fee. ONEOK Partners also gathers and processes natural gas in the Mid-Continent region, which includes the NGL-rich Cana-Woodford Shale, Woodford Shale, Granite Wash area and the Mississippian Lime formation of Oklahoma and Kansas and the Hugoton and Central Kansas Uplift Basins of Kansas.  The natural gas ONEOK Partners gathers from its Sage Creek plant contains NGL-rich natural gas from the Niobrara Shale area of the Powder River Basin.

ONEOK Partners’ natural gas liquids business consists of facilities that gather, fractionate and treat NGLs and store NGL products primarily in Oklahoma, Kansas, Texas and the Rocky Mountain region where it provides nondiscretionary services to producers for NGLs.  Its natural gas liquids business owns or has an ownership interest in FERC-regulated natural gas liquids gathering and distribution pipelines in Oklahoma, Kansas, Texas, Wyoming, Colorado, North Dakota and Montana, and terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois.  It also owns FERC-regulated natural gas liquids distribution and refined petroleum products pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect its Mid-Continent assets with Midwest markets, including Chicago, Illinois.  ONEOK Partners’ natural gas liquids business also owns and operates truck- and rail-loading and -unloading facilities that interconnect with its NGL fractionation and pipeline assets.

ONEOK Partners’ natural gas pipeline business operates interstate and intrastate natural gas transmission pipelines and natural gas storage facilities.  ONEOK Partners’ FERC-regulated interstate assets transport natural gas through pipelines in North Dakota, Minnesota, Wisconsin, Illinois, Indiana, Kentucky, Tennessee, Oklahoma, Texas and New Mexico.  ONEOK Partners’ intrastate natural gas pipeline assets are located in Oklahoma, Texas and Kansas, and have access to major natural gas producing areas in those states, including the Cana-Woodford, Woodford Shale, Granite Wash and Mississippian Lime areas.  ONEOK Partners owns underground natural gas storage facilities in Oklahoma and Texas, which are connected to its intrastate natural gas pipeline assets, as well as underground natural gas storage facilities in Kansas.

Our former Natural Gas Distribution segment provides natural gas distribution services to more than 2 million customers in Oklahoma, Kansas and Texas through Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service. The natural gas utilities serve residential, commercial, industrial and transportation customers in all three states.  In addition, the natural gas distribution companies serve wholesale and public authority customers.

Our Energy Services segment is a provider of nonuniform natural gas supply and risk-management services for natural gas and electric utilities and industrial customers with natural gas needs.  We use a network of leased storage and transportation capacity to supply natural gas to our customers.  This network connects major supply and demand centers and, coupled with our industry knowledge and market intelligence, allows us to provide our customers with customized services in a more efficient and reliable manner than they can achieve independently. Our customers are primarily LDCs, electric utilities and industrial end-users.  Our customers’ natural gas needs vary with seasonal changes in weather and are therefore somewhat unpredictable.

Consolidation - Our consolidated financial statements include the accounts of ONEOK and our subsidiaries over which we have control or are the primary beneficiary.  We have recorded noncontrolling interests in consolidated subsidiaries on our Consolidated Balance Sheets to recognize the portion of ONEOK Partners that we do not own.  We reflected our ownership interest in ONEOK Partners’ accumulated other comprehensive income (loss) in our consolidated accumulated other comprehensive income (loss).  The remaining portion is reflected as an adjustment to noncontrolling interests in consolidated subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation. We have recast prior period amounts in the Consolidated Statements of Cash Flows to revise the classification of the excess tax benefit of share-based compensation to financing from operating activities.

Investments in unconsolidated affiliates are accounted for using the equity method if we have the ability to exercise significant influence over operating and financial policies of our investee. Under this method, an investment is carried at its acquisition cost and adjusted each period for contributions made, distributions received and our share of the investee’s comprehensive income. For the investments we account for under the equity method, the premium or excess cost over underlying fair value of net assets is referred to as equity method goodwill. Impairment of equity investments is recorded when the impairments are other than temporary. These amounts are recorded as investments in unconsolidated affiliates on our accompanying Consolidated Balance Sheets. Distributions paid to us from our unconsolidated affiliates are classified as operating activities on our Consolidated Statements of Cash Flows until the cumulative distributions exceed our proportionate share of income from the unconsolidated affiliate since the date of our initial investment.  The amount of cumulative distributions paid to us that exceeds our cumulative proportionate share of income in each period represents a return of investment and is classified as an investing activity on our Consolidated Statements of Cash Flows. See Note P for disclosures of our unconsolidated affiliates.

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

Fair Value Measurements - We define fair value as the price that would be received from the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date.  We use the market and income approaches to determine the fair value of our assets and liabilities and consider the markets in which the transactions are executed. We measure the fair value of a group of financial assets and liabilities consistent with how a market participant would price the net risk exposure at the measurement date.

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

Determining the appropriate classification of our fair value measurements within the fair value hierarchy requires management’s judgment regarding the degree to which market data is observable or corroborated by observable market data. We categorize derivatives for which fair value is determined using multiple inputs within a single level, based on the lowest level input that is significant to the fair value measurement in its entirety.  See Note D for additional disclosures of our fair value measurements.

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

Our former Natural Gas Distribution segment’s major industrial and commercial natural gas distribution customers are invoiced at the end of each month.  All natural gas distribution residential customers and some commercial customers are invoiced on a cyclical basis throughout the month, and the utilities accrue unbilled revenues at the end of each month.

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

Accounts Receivable - Accounts receivable represent valid claims against nonaffiliated customers for products sold or services rendered, net of allowances for doubtful accounts.  We assess the creditworthiness of our counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate.  Outstanding customer receivables are reviewed regularly for possible nonpayment indicators and allowances for doubtful accounts are recorded based upon management’s estimate of collectability at each balance sheet date.  At December 31, 2013 and 2012, our allowance for doubtful accounts was not material.

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

See Notes D and E for more discussion of our fair value measurements and risk management and hedging activities using derivatives.

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

See Note F for disclosures of our property, plant and equipment.

Impairment of Goodwill and Long-Lived Assets, Including Intangible Assets - We assess our goodwill and indefinite-lived intangible assets for impairment at least annually as of July 1. Our goodwill impairment analysis performed as of July 1, 2013, did not result in an impairment charge nor did our analysis reflect any reporting units at risk, and subsequent to that date, no event has occurred indicating that the implied fair value of each of our reporting units (including its inherent goodwill) is less than the carrying value of its net assets.

As a result of the decline in natural gas prices and its effect on location and seasonal price differentials, we performed an interim impairment assessment of our Energy Services segment’s goodwill balance as of March 31, 2012.  As a result of that assessment, goodwill with a carrying amount of $10.3 million was written down to its implied fair value of zero, with a resulting impairment charge of $10.3 million recorded in 2012 earnings. For the remaining segments, Natural Gas Distribution and ONEOK Partners, there were no impairment indicators as the cash flows generated from each of these segments are derived from predominately fee-based, nondiscretionary services. There were also no impairment charges resulting from our 2012 and 2011 annual impairment tests.

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

As part of our indefinite-lived intangible asset impairment test, we first assess qualitative factors similar to those considered in the goodwill impairment test to determine whether it is more likely than not that the indefinite-lived intangible asset was impaired. If further testing is necessary, we compare the estimated fair value of our indefinite-lived intangible asset with its book value.  The fair value of our indefinite-lived intangible asset is estimated using the market approach. Under the market approach, we apply multiples to forecasted cash flows of the assets associated with our indefinite-lived intangible asset.  The multiples used are consistent with historical asset transactions.  After assessing qualitative factors, we determined that there were no impairments to our indefinite-lived intangible asset in 2013. There were also no impairment charges resulting from our 2012 and 2011 annual impairment tests.

We assess our long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable.  An impairment is indicated if the carrying amount of a long-lived asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset.  If an impairment is indicated, we record an impairment loss equal to the difference between the carrying value and the fair value of the long-lived asset.  We determined that there were no asset impairments in 2013, 2012 or 2011.

For the investments we account for under the equity method, the impairment test considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary.  Therefore, we periodically reevaluate the amount at which we carry our equity method investments to determine whether current events or circumstances warrant adjustments to our carrying value.  We determined that there were no impairments to our investments in unconsolidated affiliates in 2013, 2012 or 2011.

Low natural gas prices and the relatively higher crude oil and NGL prices, compared with natural gas on a heating-value basis, have caused producers primarily to focus development efforts on crude oil and NGL-rich supply basins rather than areas with dry natural gas production, such as the coal-bed methane areas in the Powder River Basin.  The reduced coal-bed methane development activities and natural production declines in the dry natural gas formation of the Powder River Basin resulted in lower volumes available to be gathered.  While the reserve potential in the Powder River Basin still exists, future drilling and development will be affected by commodity prices and producers’ alternative prospects.  Bighorn Gas Gathering, in which ONEOK Partners owns a 49 percent equity interest, has operations in the coal-bed methane areas of the Powder River Basin. Due to declines in volumes gathered on Bighorn Gas Gathering’s system, ONEOK Partners tested its investment for impairment at December 31, 2013. The estimated fair value exceeded the carrying value; however, a decline of 10 percent or more in the fair value of ONEOK Partners’ investment in Bighorn Gas Gathering would result in a noncash impairment charge. ONEOK Partners was not able to estimate reasonably a range of potential future impairment charges, as many of the assumptions that would be used in its estimate of fair value are dependent upon events beyond its control. The carrying amount of ONEOK Partners’ investment as of December 31, 2013, was $87.8 million, which includes $53.4 million in equity method goodwill. ONEOK Partners estimated the fair value of its investment in Bighorn Gas Gathering using an income approach, which discounted the cash flows of ONEOK Partners investment’s underlying assets with a discount rate reflective of its cost of capital and estimated contract rates, volumes, operating and maintenance costs and capital expenditures.

A continued decline in coal-bed methane natural gas volumes in the coal-bed methane production areas of the Powder River Basin may reduce ONEOK Partners’ ability to recover the carrying value of its assets and equity investments in this area and could result in noncash charges to earnings. For ONEOK Partners’ other equity method investments with operations in the Powder River Basin with carrying values of approximately $204 million, which includes approximately $130 million in equity method goodwill, ONEOK Partners did not identify current events or circumstances that warranted an impairment analysis or an adjustment to its carrying values. ONEOK Partners is not able to reasonably estimate a range of potential future charges, as many of the assumptions that would be used in a fair value model are dependent upon events such as commodity prices, producers’ drilling and production activity and effects of government regulations and policies.

Our impairment tests require the use of assumptions and estimates such as industry economic factors and the profitability of future business strategies.  If actual results are not consistent with our assumptions and estimates or our assumptions and estimates change due to new information, we may be exposed to future impairment charges.

See Notes F, G and P for our long-lived assets, goodwill and intangible assets and investment in unconsolidated affiliates disclosures.

Regulation - Our former natural gas distribution operations and ONEOK Partners’ intrastate natural gas transmission pipelines are subject to the rate regulation and accounting requirements of the OCC, KCC, RRC and various municipalities in Texas. ONEOK Partners’ interstate natural gas and natural gas liquids pipelines are subject to regulation by the FERC.  In Kansas and Texas, natural gas storage may be regulated by the state and the FERC for certain types of services.  Oklahoma Natural Gas, Kansas Gas Service, Texas Gas Service and portions of our ONEOK Partners segment follow the accounting and reporting guidance for regulated operations.  During the rate-making process, regulatory authorities set the framework for what we can charge customers for our services and establish the manner that our costs are accounted for, including allowing us to defer recognition of certain costs and permitting recovery of the amounts through rates over time, as opposed to expensing such costs as incurred. Examples include costs for fuel and fuel losses, acquisition costs and contributions in aid of construction. This allows us to stabilize rates over time rather than passing such costs on to the customer for immediate recovery.  Actions by regulatory authorities could have an effect on the amount recovered from rate payers.  Any difference in the amount recoverable and the amount deferred is recorded as income or expense at the time of the regulatory action.  A write-off of regulatory assets and costs not recovered may be required if all or a portion of the regulated operations have rates that are no longer:

•	established by independent, third-party regulators;

•	designed to recover the specific entity’s costs of providing regulated services; and

•	set at levels that will recover our costs when considering the demand and competition for our services.

In December 2013, the KCC approved a settlement agreement for the separation of our Kansas Gas Service natural gas distribution business to ONE Gas from ONEOK. The terms of the settlement agreement provided that amounts previously recorded as a regulatory asset related to ONEOK’s acquisition of Kansas Gas Service in 1997 would no longer be recovered in rates. As a result, the carrying amount of the regulatory asset was written off, and we recorded a noncash charge to income of approximately $10.2 million in the fourth quarter 2013.
At December 31, 2013 and 2012, we recorded regulatory assets of approximately $383.6 million and $585.0 million, respectively, which are being recovered or are expected to be recovered as a result of various approved rate proceedings.  Of these amounts, the total regulatory assets related to our natural gas distribution business were $376.8 million and $577.1 million at December 31, 2013 and 2012, respectively. The natural gas distribution balances included approximately $341.1 million and $499.4 million related to our pension and postretirement benefit plans at December 31, 2013 and 2012, respectively, which are discussed in Note N.  Regulatory assets are being recovered as a result of approved rate proceedings over varying time periods up to 25 years.  These assets are reflected in other assets on our Consolidated Balance Sheets.
Pension and Postretirement Employee Benefits - We have defined benefit retirement plans covering certain full-time employees. We sponsor welfare plans that provide postretirement medical and life insurance benefits to certain employees who retire with at least five years of service.  Our actuarial consultant calculates the expense and liability related to these plans and uses statistical and other factors that attempt to anticipate future events.  These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases, age and employment periods.  In determining the projected benefit obligations and costs, assumptions can change from period to period and may result in material changes in the costs and liabilities we recognize.  See Note N for more discussion of pension and postretirement employee benefits.

Income Taxes - Deferred income taxes are recorded for the difference between the financial statement and income tax basis of assets and liabilities and carryforward items, based on income tax laws and rates existing at the time the temporary differences are expected to reverse.  The effect on deferred taxes of a change in tax rates is deferred and amortized for operations regulated by the OCC, KCC, RRC and various municipalities in Texas, if, as a result of an action by a regulator, it is probable that the effect of the change in tax rates will be recovered from or returned to customers through future rates.  For all other operations, the effect is recognized in income in the period that includes the enactment date.  We continue to amortize previously deferred investment tax credits for ratemaking purposes over the period prescribed by the OCC, KCC, RRC and various municipalities in Texas.

We utilize a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that is taken or expected to be taken in a tax return.  We reflect penalties and interest as part of income tax expense as they become applicable for tax provisions that do not meet the more-likely-than-not recognition threshold and measurement attribute.  During 2013, 2012 and 2011, our tax positions did not require an establishment of a material reserve.

We file numerous consolidated and separate income tax returns with federal tax authorities of the United States and Canada, along with the tax authorities of several states.  There are no United States federal audits or statute waivers at this time. See Note O for additional discussion of income taxes.

Asset Retirement Obligations - Asset retirement obligations represent legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.  Certain long-lived assets that comprise our natural gas distribution systems and ONEOK Partners’ natural gas gathering and processing, natural gas liquids and pipeline facilities are subject to agreements or regulations that give rise to an asset retirement obligation for removal or other disposition costs associated with retiring the assets in place upon the discontinued use of the assets. We recognize the fair value of a liability for an asset-retirement obligation in the period when it is incurred if a reasonable estimate of the fair value can be made.  We are not able to estimate reasonably the fair value of the asset retirement obligations for portions of our and ONEOK Partners’ assets because the settlement dates are indeterminable given the expected continued use of the assets with proper maintenance. We expect our former natural gas distribution assets and ONEOK Partners’ pipeline assets, for which we are unable to estimate reasonably the fair value of the asset retirement obligation, will continue to operate as long as natural gas supply and demand for natural gas and natural gas liquids exists. Based on the widespread use of natural gas for heating and cooking activities by residential users and electric-power generation by commercial users, as well as use of natural gas liquids by the petrochemical industry, we and ONEOK Partners expect supply and demand to exist for the foreseeable future.

For our assets where we are able to make an estimate, the fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset.  The liability is accreted at the end of each period through charges to operating expense.  If the obligation is settled for an amount other than the carrying amount of the liability, we will recognize a gain or loss on settlement.  The depreciation and accretion expense are immaterial to our consolidated financial statements.
In accordance with long-standing regulatory treatment, we collect, through rates, the estimated costs of removal on certain regulated properties through depreciation expense, with a corresponding credit to accumulated depreciation and amortization. These removal costs collected through our rates include costs attributable to legal and nonlegal removal obligations; however, the amounts collected that are in excess of these nonlegal asset-removal costs incurred are accounted for as a regulatory liability for financial reporting purposes. Historically, with the exception of the regulatory authority in Kansas, the regulatory authorities that have jurisdiction over our regulated operations have not required us to quantify or disclose this amount; rather, these costs are addressed prospectively in depreciation rates and are set in each general rate order. We have made an estimate of our regulatory liability using current rates since the last general rate order in each of our jurisdictions; however, for financial reporting purposes, significant uncertainty exists regarding the future disposition of this regulatory liability, pending, among other issues, clarification of regulatory intent.  We continue to monitor the regulatory requirements, and the liability may be adjusted as more information is obtained.  We record the estimated asset removal obligation in noncurrent liabilities in other deferred credits on our Consolidated Balance Sheets.  To the extent this estimated liability is adjusted, such amounts will be reclassified between accumulated depreciation and amortization and other deferred credits and therefore will not have an impact on earnings.

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures.  We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be estimated reasonably.  We expense legal fees as incurred and base our legal liability estimates on currently available facts and our estimates of the ultimate outcome or resolution. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than the completion of a remediation feasibility study.  Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.  Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings.  See Note R for additional discussion of contingencies.

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

Recently Issued Accounting Standards Update - In July 2013, the FASB issued ASU 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes,” which allows an entity to designate the Fed Funds Effective Swap rate (also known as the Overnight Index Swap rate, or OIS rate, in the United States) as a benchmark interest rate for hedge accounting purposes in addition to the interest rates on direct Treasury obligations of the United States government and LIBOR. In addition, this guidance removes the restriction on using different benchmark interest rates for similar hedges. This guidance was effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. We adopted this guidance with our September 30, 2013, Quarterly Report, and it did not impact materially our financial position or results of operations. See Note E for additional disclosures.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires presentation in a single location, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source.  We adopted this guidance with our March 31, 2013, Quarterly Report, and it did not impact our financial position or results of operations. See Note K for additional disclosures.

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

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which increases disclosures about offsetting assets and liabilities. In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging. New disclosures are required to enable users of financial statements to understand significant quantitative differences in balance sheets prepared under GAAP and International Financial Reporting Standards related to the offsetting of financial instruments, including derivatives. The existing GAAP guidance allowing balance sheet offsetting remains unchanged. This guidance was effective for interim and annual periods beginning on January 1, 2013, and was applied retrospectively for all comparative periods presented. The adoption of this guidance beginning with our March 31, 2013, Quarterly Report did not affect our financial condition, results of operations or cash flows.

B.	EXIT ACTIVITIES

Wind down of Energy Services Business - In June 2013, we announced we would exit the operations of our Energy Services segment through an accelerated wind down process. Our Energy Services segment has faced challenging industry conditions that show no signs of improving. Increased natural gas supply and infrastructure, coupled with lower natural gas price volatility and narrowed seasonal and location natural gas price differentials, has resulted in limited opportunities to generate revenues to cover our fixed costs on our contracted storage and transportation capacity. We executed agreements in 2013 to release a significant portion of our nonaffiliated natural gas transportation and storage contracts to third parties between July 1 and December 31, 2013, at current market rates that resulted in noncash charges of $138.6 million. In addition, pursuant to a request for proposal, our Energy Services segment assigned contracts for 18.0 Bcf of affiliated storage capacity to our Natural Gas Distribution segment in June 2013. Our Energy Services segment will continue to serve its existing contracted premium-services customers during the wind down, and we expect the Energy Services segment to be classified as discontinued operations, effective April 1, 2014, when substantially all operations of the segment have ceased.

The following table summarizes the change in our liability related to released capacity contracts for the period indicated:

Year Ended
December 31, 2013
(Millions of dollars)
Beginning balance	$—
Noncash charges	138.6
Settlements	(17.7)
Accretion	1.1
Ending balance	$122.0

We recorded these noncash charges in cost of sales and fuel in our Consolidated Statements of Income. We expect to record an additional noncash charge of approximately $1.7 million before taxes in the first quarter 2014, to reflect the assignment of our remaining natural gas storage contract that extends beyond March 31, 2014. We do not expect the total charge attributable to any severance benefits will be material. We expect future cash payments associated with released transportation and storage capacity from the wind down of our Energy Services segment to total approximately $80 million on an after-tax basis, which consist of approximately $33 million paid in 2014, $24 million in 2015, $13 million in 2016, and $10 million during the period from 2017 through 2023.

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

The amounts of revenue, costs and income taxes reported in discontinued operations are set forth in the table below for the periods indicated:

	One Month Ended	Year Ended
	January 31,	December 31,
	2012	2011
	(Thousands of dollars)
Revenues	$27,607	$313,371
Cost of sales and fuel	25,961	302,561
Net margin	1,646	10,810
Operating costs	408	7,147
Depreciation and amortization	8	128
Operating income	1,230	3,535
Other income (expense), net	—	(50)
Income taxes	(468)	(1,255)
Income from discontinued operations, net	$762	$2,230

Separation of Natural Gas Distribution Business - On January 31, 2014, we completed the separation of our natural gas distribution business into a standalone publicly traded company, ONE Gas.  ONE Gas consists of ONEOK’s former Natural Gas Distribution segment that includes Kansas Gas Service, Oklahoma Natural Gas and Texas Gas Service.  The Natural Gas Distribution segment was classified as discontinued operations, effective February 1, 2014. See additional discussion in Note U of the Notes to the Consolidated Financial Statements.

D.	FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	December 31, 2013
	Level 1	Level 2	Level 3	Total - Gross	Netting	Total - Net
	(Thousands of dollars)
Assets
Derivatives (a)
Commodity contracts
Financial contracts	$4,477	$647	$3,094	$8,218	$(2,850)	$5,368
Physical contracts	—	4	1,764	1,768	(1,157)	611
Interest-rate contracts	—	54,503	—	54,503	—	54,503
Total derivative assets	4,477	55,154	4,858	64,489	(4,007)	60,482
Fair value of firm commitments (b)	—	—	599	599	—	599
Available-for-sale investment securities (b)	1,569	—	—	1,569	—	1,569
Total assets	$6,046	$55,154	$5,457	$66,657	$(4,007)	$62,650

Liabilities
Derivatives (a)
Commodity contracts
Financial contracts	$(7,624)	$(776)	$(3,435)	$(11,835)	$10,767	$(1,068)
Physical contracts	—	(4)	(4,117)	(4,121)	1,157	(2,964)
Total derivative liabilities	$(7,624)	$(780)	$(7,552)	$(15,956)	$11,924	$(4,032)
(a) - Our derivative assets and liabilities are presented in our Consolidated Balance Sheets as energy marketing and risk management assets and liabilities, other assets and other deferred credits on a net basis. We net derivative assets and liabilities, including cash collateral, when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At December 31, 2013, we held no cash collateral and had posted $15.7 million of cash collateral with various counterparties.
(b) - Included in our Consolidated Balance Sheets as other assets.

	December 31, 2012
	Level 1	Level 2	Level 3	Total - Gross	Netting	Total - Net
	(Thousands of dollars)
Assets
Derivatives (a)
Commodity contracts
Financial contracts	$69,957	$10,780	$7,107	$87,844	$(51,602)	$36,242
Physical contracts	—	2,083	2,032	4,115	(151)	3,964
Interest-rate contracts	—	10,923	—	10,923	—	10,923
Total derivative assets	69,957	23,786	9,139	102,882	(51,753)	51,129
Trading securities (b)	5,978	—	—	5,978	—	5,978
Available-for-sale investment securities (c)	2,027	—	—	2,027	—	2,027
Total assets	$77,962	$23,786	$9,139	$110,887	$(51,753)	$59,134

Liabilities
Derivatives (a)
Commodity contracts
Financial contracts	$(35,172)	$(1,737)	$(7,177)	$(44,086)	$33,878	$(10,208)
Physical contracts	—	—	(279)	(279)	151	(128)
Total derivative liabilities	(35,172)	(1,737)	(7,456)	(44,365)	34,029	(10,336)
Fair value of firm commitments (d)	—	—	(1,280)	(1,280)	—	(1,280)
Total liabilities	$(35,172)	$(1,737)	$(8,736)	$(45,645)	$34,029	$(11,616)
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

The following tables set forth the reconciliation of our Level 3 fair value measurements for the periods indicated:

	Derivative Assets (Liabilities)	Fair Value of Firm Commitments	Total
	(Thousands of dollars)
January 1, 2013	$1,683	$(1,280)	$403
Total realized/unrealized gains (losses):
Included in earnings (a)	(5,627)	1,879	(3,748)
Included in other comprehensive income (loss)	800	—	800
Settlements	450	—	450
December 31, 2013	$(2,694)	$599	$(2,095)

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of December 31, 2013 (a)	$(804)	$670	$(134)
(a) - Reported in revenues and cost of sales and fuel in our Consolidated Statements of Income.

	Derivative Assets (Liabilities)	Fair Value of Firm Commitments	Total
	(Thousands of dollars)
January 1, 2012	$25,104	$(7,283)	$17,821
Total realized/unrealized gains (losses):
Included in earnings (a)	(13,503)	6,003	(7,500)
Included in other comprehensive income (loss)	(5,587)	—	(5,587)
Sale of discontinued operations	(3,636)	—	(3,636)
Transfers out of Level 3	(695)	—	(695)
December 31, 2012	$1,683	$(1,280)	$403

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of December 31, 2012 (a)	$1,971	$(112)	$1,859
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

Our Level 3 fair value measurements based on unobservable inputs, excluding the portion of our fair value measurements based on third-party pricing information without adjustment, are not material at December 31, 2013.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $8.2 billion and $7.5 billion at December 31, 2013 and 2012, respectively.  The book value of long-term debt, including current maturities, was $7.8 billion and $6.5 billion at December 31, 2013 and 2012, respectively.  The estimated fair value of the aggregate of ONEOK’s and ONEOK Partners’ senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities.  The estimated fair value of our consolidated long-term debt is classified as Level 2.

E.	RISK MANAGEMENT AND HEDGING ACTIVITIES USING DERIVATIVES

Our Energy Services and ONEOK Partners segments are exposed to various risks that we manage by periodically entering into derivative instruments. In June 2013, we announced we will exit the operations of our Energy Services segment. As a result, the use of derivative instruments will decrease significantly within our Energy Services segment. See Note C for additional information. These risks include the following:

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

•
Basis risk - We are exposed to the risk of loss in cash flows and future earnings arising from adverse changes in the location price differentials between pipeline receipt and delivery locations.  Our firm transportation capacity allows us to purchase natural gas at a pipeline receipt point and sell natural gas at a pipeline delivery point.  As market conditions permit, our Energy Services segment periodically enters into basis swaps between the transportation receipt and delivery points in order to protect the fair value of these location price differentials related to our firm commitments; and

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

•
locking in a location price differential to protect the fair value between transportation receipt and delivery points and to protect the fair value of natural gas or NGLs that are purchased in one month and sold in a later month;

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

Our former Natural Gas Distribution segment also used derivative instruments to hedge the cost of a portion of anticipated natural gas purchases during the winter heating months to protect our customers from upward volatility in the market price of natural gas. The use of these derivative instruments and the associated recovery of these costs have been approved by the OCC, KCC and regulatory authorities in certain Texas jurisdictions.

ONEOK Partners has forward-starting interest-rate swaps designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued.  At December 31, 2013 and 2012, ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $400 million. In February 2014, ONEOK Partners entered into forward-starting interest-rate swaps with notional amounts totaling $500 million with settlement dates less than 12 months that were designated as cash flow hedges.

Fair Values of Derivative Instruments - The following table sets forth the fair values of our derivative instruments for our continuing and discontinued operations for the periods indicated:

	December 31, 2013			December 31, 2012
	Fair Values of Derivatives (a)			Fair Values of Derivatives (a)
	Assets		(Liabilities)	Assets		(Liabilities)
	(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	$8,011	(b)	$(10,573)	$47,516	(c)	$(4,885)
Physical contracts	1,064		(3,463)	56		(126)
Interest-rate contracts	54,503		—	10,923		—
Total derivatives designated as hedging instruments	63,578		(14,036)	58,495		(5,011)
Derivatives not designated as hedging instruments
Commodity contracts
Nontrading instruments
Financial contracts	202		(1,262)	24,970		(25,009)
Physical contracts	704		(658)	4,059		(153)
Trading instruments
Financial contracts	5		—	15,358		(14,192)
Total derivatives not designated as hedging instruments	911		(1,920)	44,387		(39,354)
Total derivatives	$64,489		$(15,956)	$102,882		$(44,365)
(a) - Included on a net basis in energy marketing and risk-management assets and liabilities or other assets on our Consolidated Balance Sheets.
(b) - Includes $5.8 million of derivative assets associated with cash flow hedges of inventory that were adjusted to reflect the lower of cost or market value. The deferred gains associated with these assets have been reclassified from accumulated other comprehensive income (loss).
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

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for our continuing and discontinued operations for the periods indicated:

		December 31, 2013		December 31, 2012
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
-Natural gas (Bcf)	Futures, forwards and swaps	—	(65.0)	—	(85.1)
-Crude oil and NGLs (MMBbl)	Futures, forwards and swaps	—	(4.0)	—	(1.1)
Basis
-Natural gas (Bcf)	Futures, forwards and swaps	—	(57.4)	—	(56.3)
Interest-rate contracts (Millions of dollars)	Forward-starting swaps	$400.0	—	$400.0	—

Fair value hedges
Basis
-Natural gas (Bcf)	Futures, forwards and swaps	1.1	(1.1)	59.1	(59.1)

Derivatives not designated as hedging instruments:
Fixed price
-Natural gas (Bcf)	Futures, forwards and swaps	5.8	(9.7)	60.7	(60.4)
	Options	—	—	102.1	(100.8)
-Crude oil and NGLs (MMBbl)	Futures, forwards and swaps	0.3	(0.3)	—	—
Basis
-Natural gas (Bcf)	Futures, forwards and swaps	8.5	(11.2)	80.2	(81.7)
Index
-Natural gas (Bcf)	Futures, forwards and swaps	1.8	—	20.3	(22.3)

These notional amounts are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and consequently do not reflect our actual exposure to market or credit risk.

Cash Flow Hedges - Our Energy Services and ONEOK Partners segments use derivative instruments to hedge the cash flows associated with anticipated purchases and sales of natural gas, NGLs and condensate and cost of fuel used in the transportation of natural gas.  Accumulated other comprehensive income (loss) at December 31, 2013, includes losses of approximately $5.8 million, net of tax, related to these hedges that will be recognized within the next 24 months as the forecasted transactions affect earnings.  If prices remain at current levels, we will recognize $7.0 million in net losses over the next 12 months and net gains of $1.2 million thereafter.  The amount deferred in accumulated other comprehensive income (loss) attributable to our settled interest-rate swaps is a loss of $49.6 million, net of tax, which will be recognized over the life of the long-term, fixed-rate debt. We expect that losses of $5.3 million, net of tax, will be reclassified into earnings during the next 12 months as the hedged items affect earnings. The remaining amounts in accumulated other comprehensive income (loss) are attributable primarily to ONEOK Partners’ forward-starting interest-rate swaps with settlement dates greater than 12 months, which will be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of ONEOK Partners debt.

For the year ended December 31, 2013, cost of sales and fuel in our Consolidated Statements of Income includes $10.1 million reflecting an adjustment to natural gas inventory at the lower of cost or market value. We reclassified $8.0 million of deferred gains, before income taxes, on associated cash flow hedges from accumulated other comprehensive income (loss) into earnings. For the year ended December 31, 2012, net margin in our Consolidated Statement of Income included losses of $29.9 million related to certain financial contracts that were used to hedge forecasted purchases of natural gas.  As a result of the continued decline in natural gas prices, the combination of the cost basis of the forecasted purchases of inventory and the financial contracts exceeded the amount expected to be recovered through sales of that inventory after considering related sales hedges, which required reclassification of the loss from accumulated other comprehensive loss to current period earnings. In 2011, cost of sales and fuel in our Consolidated Statements of Income included $91.1 million, reflecting an adjustment to natural gas inventory at the lower of cost or market value.  We also reclassified $91.1 million of deferred gains, before income taxes, on associated cash flow hedges from accumulated other comprehensive income (loss) into earnings.

The following table sets forth the effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Years Ended December 31,
	2013	2012	2011
	(Thousands of dollars)
Commodity contracts	$(15,433)	$62,898	$117,508
Interest-rate contracts	46,616	(29,471)	(128,666)
Total gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion)	$31,183	$33,427	$(11,158)

The following tables set forth the effect of cash flow hedges on our Consolidated Statements of Income for the periods indicated:

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships		Years Ended December 31,
		2013	2012	2011
		(Thousands of dollars)
Commodity contracts	Revenues	$19,049	$140,862	$48,601
Commodity contracts	Cost of sales and fuel	(14,320)	(73,881)	89,618
Interest-rate contracts	Interest expense	(14,560)	(7,155)	(480)
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income on derivatives (effective portion)		$(9,831)	$59,826	$137,739

Ineffectiveness related to our cash flow hedges was not material for the years ended December 31, 2013, 2012 and 2011.  In the event that it becomes probable that a forecasted transaction will not occur, we will discontinue cash flow hedge treatment, which will affect earnings.  For the year ended December 31, 2013, we recorded immaterial gains due to the discontinuance of cash flow hedge treatment as a result of the underlying transactions being no longer probable. For the years ended December 31, 2012 and 2011, there were no gains or losses due to the discontinuance of cash flow hedge treatment as a result of the underlying transactions being no longer probable.

Other Derivative Instruments - The following table sets forth the effect of our derivative instruments that are not part of a hedging relationship on our Consolidated Statements of Income for our continuing and discontinued operations for the periods indicated:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss)	Years Ended December 31,
		2013		2012	2011
		(Thousands of dollars)
Commodity contracts - trading	Revenues	$(2,051)		$2,413	$1,796
Commodity contracts - non-trading (a)	Cost of sales and fuel	(2,266)	(b)	5,956	16,178
Total gain (loss) recognized in income on derivatives		$(4,317)		$8,369	$17,974
(a) - Amounts are presented net of deferred losses associated with derivatives entered into by our Natural Gas Distribution segment.
(b) - Includes losses of $2.2 million for the year ended December 31, 2013, on certain derivatives derecognized that were designated previously as fair value hedges of firm transportation commitments that no longer meet the definition of a firm commitment.

Our former Natural Gas Distribution segment held natural gas call options with fair values of $8.7 million and $1.8 million at December 31, 2013 and 2012, respectively.  The premiums are recorded in other current assets as these contracts are included in, and recoverable through, the monthly purchased-gas cost mechanism.  We recorded losses of $4.5 million, $5.9 million and $14.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, which are deferred as part of our unrecovered purchased-gas costs.

Fair Value Hedges - In prior years, we terminated various interest-rate swap agreements that had been designated as fair value hedges. The net savings from the termination of these swaps is being recognized in interest expense over the terms of the debt instruments originally hedged.  Interest expense savings from the amortization of terminated swaps for 2013, 2012 and 2011, were $1.7 million, $1.7 million and $4.3 million, respectively.

Our Energy Services segment uses basis swaps to hedge the fair value of location price differentials related to certain firm transportation commitments.  Cost of sales and fuel in our Consolidated Statements of Income includes losses of $1.4 million, and gains of $0.4 million and $14.6 million for the years ended December 31, 2013, 2012 and 2011, respectively, related to the change in fair value of derivatives designated as fair value hedges.  Revenues include gains of $1.6 million and $0.5 million, and losses of $13.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, to recognize the change in fair value of the related hedged firm commitments.  The ineffectiveness related to these hedges was not material for the years ended December 31, 2013, 2012 and 2011.

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

Some of our derivative instruments contain provisions that require us to maintain an investment-grade credit rating from S&P and/or Moody’s.  If our credit ratings on senior unsecured long-term debt were to decline below investment-grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. The aggregate fair value of all financial derivative instruments with contingent features related to credit risk that were in a net liability position as of December 31, 2013, was $1.1 million.  On February 3, 2014, S&P reduced our credit rating below investment grade as a result of the ONE Gas separation. Moody’s also downgraded our credit rating; however, our credit rating with Moody’s remained investment-grade.

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

At December 31, 2013, the net credit exposure from our derivative assets is primarily with investment-grade companies in the financial services sector.

F.	PROPERTY, PLANT AND EQUIPMENT

The following table sets forth our property, plant and equipment by property type, for the periods indicated:

	Estimated Useful Lives (Years)	December 31, 2013	December 31, 2012
		(Thousands of dollars)
Non-Regulated
Gathering pipelines and related equipment	5 to 40	$2,173,271	$1,638,037
Processing and fractionation and related equipment	5 to 40	2,295,983	1,625,146
Storage and related equipment	5 to 54	362,704	335,237
Transmission pipelines and related equipment	22 to 54	302,718	311,038
General plant and other	2 to 60	402,523	348,636
Construction work in process	—	1,112,182	881,788
Regulated
Natural gas distribution pipelines and related equipment	15 to 80	3,703,593	3,512,660
Storage and related equipment	5 to 54	135,922	136,938
Natural gas transmission pipelines and related equipment	5 to 77	1,850,559	1,796,683
Natural gas liquids transmission pipelines and related equipment	5 to 80	2,049,461	1,490,511
General plant and other	2 to 85	324,703	309,119
Construction work in process	—	822,537	703,198
Property, plant and equipment		15,536,156	13,088,991
Accumulated depreciation and amortization - non-regulated		(1,112,192)	(954,398)
Accumulated depreciation and amortization - regulated		(2,126,460)	(2,020,253)
Net property, plant and equipment		$12,297,504	$10,114,340

The average depreciation rates for our regulated property are set forth, by segment, in the following table for the periods indicated:

	Years Ended December 31,
Regulated Property	2013	2012	2011
ONEOK Partners	2.0% - 2.2%	1.9% - 2.2%	1.9% - 2.2%
Natural Gas Distribution	2.0% - 3.0%	2.0% - 3.0%	2.0% - 2.9%

We and ONEOK Partners incurred liabilities for construction work in process that had not been paid at December 31, 2013, 2012 and 2011 of $237.2 million, $228.5 million and $155.7 million, respectively. Such amounts are not included in capital expenditures (less allowance for equity funds used during construction) on the Consolidated Statements of Cash Flows.

G.	GOODWILL AND INTANGIBLE ASSETS

Goodwill - The following table sets forth our goodwill by segment for the periods indicated:

	ONEOK Partners	Natural Gas Distribution	Energy Services	Total
	(Thousands of dollars)
December 31, 2012	$433,535	$157,953	$—	$591,488
Acquisitions	92,000	—	—	92,000
December 31, 2013	$525,535	$157,953	$—	$683,488

As a result of our 2012 interim impairment assessment of our Energy Services segment’s goodwill, goodwill with a carrying amount of $10.3 million was written down to its implied fair value of zero, with a resulting impairment charge of $10.3 million recorded in 2012 earnings. For the remaining segments, Natural Gas Distribution and ONEOK Partners, there were no impairment indicators as the cash flows generated from each of these segments are derived from predominately fee-based, nondiscretionary services. There were no impairment charges resulting from our 2013 or 2011 annual impairment tests.

Intangible Assets - The following table sets forth the gross carrying amount and accumulated amortization of intangible assets for the periods indicated:

	December 31,	December 31,
	2013	2012
	(Thousands of dollars)
Gross intangible assets	$565,215	$462,214
Accumulated amortization	(66,188)	(57,496)
Net intangible assets	$499,027	$404,718

At December 31, 2013 and 2012, our ONEOK Partners segment has $343.5 million and $249.2 million, respectively, of intangible assets related primarily to contracts acquired through acquisition, which are being amortized over a period of 20 to 40 years.  The remaining intangible asset balance has an indefinite life.  Amortization expense for intangible assets for 2013, 2012 and 2011 was $8.7 million, $7.7 million and $7.7 million, respectively, and the aggregate amortization expense for each of the next five years is estimated to be approximately $11.3 million.

Acquisition - On September 30, 2013, ONEOK Partners completed the acquisition of a business, the Sage Creek acquisition. Included in this acquisition were supply contracts with acreage dedications and customer relationships that were included as intangible assets of $103 million in the purchase price allocation. The $92 million excess of purchase price over the fair value of the identifiable assets acquired was recorded as goodwill. For additional information related to the acquisition, see Note Q of the Notes to Consolidated Financial Statements in this Annual Report.

H.	CREDIT FACILITIES AND SHORT-TERM NOTES PAYABLE

ONEOK Credit Agreement - At December 31, 2013, the ONEOK Credit Agreement contained certain financial, operational and legal covenants.  Among other things, these covenants included maintaining ONEOK’s stand-alone debt-to-capital ratio of no more than 67.5 percent at the end of any calendar quarter, limitations on the ratio of indebtedness secured by liens and indebtedness of subsidiaries to consolidated net tangible assets, a requirement that ONEOK maintains the power to control the management and policies of ONEOK Partners, and a limit on new investments in master limited partnerships. The ONEOK Credit Agreement also contained customary affirmative and negative covenants, including covenants relating to liens, investments, fundamental changes in the nature of ONEOK’s businesses, transactions with affiliates, the use of proceeds and a covenant that limits ONEOK’s ability to restrict its subsidiaries’ ability to pay dividends.  The debt covenant calculations in the ONEOK Credit Agreement excluded the debt of ONEOK Partners.  In the event of a breach of certain covenants by ONEOK, amounts outstanding under the ONEOK Credit Agreement may become due and payable immediately. At December 31, 2013, ONEOK’s stand-alone debt-to-capital ratio, as defined by the ONEOK Credit Agreement, was 48.3 percent, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement.

At December 31, 2013, ONEOK had $564.5 million of commercial paper outstanding and $2.2 million in letters of credit issued. ONEOK is terminating its commercial paper program in conjunction with the separation of its natural gas distribution business.

The weighted-average interest rate on ONEOK’s short-term debt outstanding was 0.39 percent and 0.46 percent at December 31, 2013 and 2012, respectively.

The ONEOK Credit Agreement was amended, effective upon the separation of our natural gas distribution business on January 31, 2014, and will expire in January 2019. This amendment reduces the size of our credit facility to $300 million from $1.2 billion and contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to Consolidated EBITDA (EBITDA, as defined in our ONEOK Credit Agreement) of no more than 4.0 to 1. Upon breach of certain covenants by us in our ONEOK Credit Agreement, amounts outstanding under our ONEOK Credit Agreement, if any, may become due and payable immediately.

This amendment includes a $50 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swingline loans.  Under the terms of the ONEOK Credit Agreement, as amended, ONEOK may request an increase the size of the facility to an aggregate of $500 million from $300 million by either commitments from new lenders or increased commitments from existing lenders.  The ONEOK Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit rating. Based on our current credit rating, borrowings, if any, will accrue at LIBOR plus 125 basis points, and the annual facility fee is 25 basis points.

ONEOK Partners Credit Agreement - The ONEOK Partners Credit Agreement is available for general partnership purposes, including repayment of ONEOK Partners’ commercial paper notes, if necessary. Amounts outstanding under ONEOK Partners’ commercial paper program reduce the borrowing capacity under the ONEOK Partners Credit Agreement. At December 31, 2013, ONEOK Partners had no commercial paper outstanding, no letters of credit issued and no borrowings under the ONEOK Partners Credit Agreement.

In December 2013, ONEOK Partners amended and restated the ONEOK Partners Credit Agreement effective on January 31, 2014, to increase the size of the facility to $1.7 billion from $1.2 billion. This amendment includes a $100 million sublimit for the issuance of standby letters of credit, a $150 million swingline sublimit and an option to request an increase in the size of the facility to an aggregate of $2.4 billion from $1.7 billion by either commitments from new lenders or increased commitments from existing lenders.

The ONEOK Partners Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in ONEOK Partners’ credit rating. In 2013, borrowings under the ONEOK Partners Credit Agreement accrued interest at LIBOR plus 130 basis points, and the annual facility fee was 20 basis points based on ONEOK Partners’ current credit rating. Under the terms of the ONEOK Partners Credit Agreement, as amended in 2014, based on ONEOK Partners’ current credit rating, borrowings, if any, will accrue at LIBOR plus 117.5 basis points, and the annual facility fee is 20 basis points. The ONEOK Partners Credit Agreement is guaranteed fully and unconditionally by ONEOK Partners’ wholly owned subsidiary, the Intermediate Partnership. Borrowings under ONEOK Partners Credit Agreement are nonrecourse to ONEOK.

The ONEOK Partners Credit Agreement contains certain financial, operational and legal covenants that remained substantially the same with the amendment. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in ONEOK Partners Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1. If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter of the acquisition and the two following quarters. As a result of ONEOK Partners completing the Sage Creek acquisition on September 30, 2013, and acquiring the remaining 30 percent interest in its Maysville natural gas processing facility in the fourth quarter 2013, the allowable ratio of indebtedness to adjusted EBITDA increased to 5.5 to 1 and will remain at that level through the second quarter 2014. Upon breach of certain covenants by ONEOK Partners in the ONEOK Partners Credit Agreement, amounts outstanding, if any, may become due and payable immediately. At December 31, 2013, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 4.0 to 1, and ONEOK Partners was in compliance with all covenants under the ONEOK Partners Credit Agreement.

Neither ONEOK nor ONEOK Partners guarantees the debt or other similar commitments of unaffiliated parties. ONEOK does not guarantee the debt, commercial paper or other similar commitments of ONEOK Partners, and ONEOK Partners does not guarantee the debt, commercial paper or other similar commitments of ONEOK.

ONE Gas Credit Agreement - In December 2013, ONE Gas entered into the ONE Gas Credit Agreement, which became effective upon the separation of the natural gas distribution business on January 31, 2014, and is scheduled to expire in January 2019. The ONE Gas Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining ONE Gas’s debt-to-capital ratio of no more than 70 percent at the end of any calendar quarter. The ONE Gas Credit Agreement also contains customary affirmative and negative covenants, including covenants relating to liens, indebtedness of subsidiary, investments, changes in the nature of business, fundamental changes, transactions with affiliates, burdensome agreements and use of proceeds. In the event of a breach of certain covenants by ONE Gas, amounts outstanding under the ONE Gas Credit Agreement may become due and payable immediately.

The ONE Gas Credit Agreement includes a $50 million sublimit for the issuance of standby letters of credit and also features an option to request an increase in the size of the facility to an aggregate of $1.2 billion from $700 million by either commitments from new lenders or increased commitments from existing lenders.  The ONE Gas Credit Agreement is available for general corporate purposes.  The ONE Gas Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in ONE Gas’ credit rating.  Based on ONE Gas’ current credit rating, borrowings, if any, will accrue at LIBOR plus 79.5 basis points, and the annual facility fee is 8 basis points.

Upon completion of the separation on January 31, 2014, ONEOK’s obligations related to the ONE Gas Credit Agreement terminated.

I.	LONG-TERM DEBT

All notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness.  The following table sets forth our long-term debt for the periods indicated:

	December 31,	December 31,
	2013	2012
	(Thousands of dollars)
ONEOK
$400,000 at 5.2% due 2015	$400,000	$400,000
$700,000 at 4.25% due 2022	700,000	700,000
$100,000 at 6.5% due 2028	87,649	87,662
$100,000 at 6.875% due 2028	100,000	100,000
$400,000 at 6.0% due 2035	400,000	400,000
Other	1,323	1,528
Total ONEOK senior notes payable	1,688,972	1,689,190
ONEOK Partners
$650,000 at 3.25% due 2016	650,000	650,000
$450,000 at 6.15% due 2016	450,000	450,000
$400,000 at 2.0% due 2017	400,000	400,000
$425,000 at 3.2% due 2018	425,000	—
$500,000 at 8.625% due 2019	500,000	500,000
$900,000 at 3.375 % due 2022	900,000	900,000
$425,000 at 5.0 % due 2023	425,000	—
$600,000 at 6.65% due 2036	600,000	600,000
$600,000 at 6.85% due 2037	600,000	600,000
$650,000 at 6.125% due 2041	650,000	650,000
$400,000 at 6.2% due 2043	400,000	—
Guardian Pipeline
Average 7.85%, due 2022	67,208	74,857
Total ONEOK Partners senior notes payable	6,067,208	4,824,857
Total long-term notes payable	7,756,180	6,514,047
Unamortized portion of terminated swaps	25,340	27,058
Unamortized debt discount	(15,889)	(14,878)
Current maturities	(10,656)	(10,855)
Long-term debt	$7,754,975	$6,515,372

The aggregate maturities of long-term debt outstanding for the years 2014 through 2018 are shown below:

	ONEOK	ONEOK Partners	Guardian Pipeline	Total
	(Millions of dollars)
2014	$3.0	$—	$7.7	$10.7
2015	$403.0	$—	$7.7	$410.7
2016	$3.0	$1,100.0	$7.7	$1,110.7
2017	$3.0	$400.0	$7.7	$410.7
2018	$3.0	$425.0	$7.7	$435.7

Additionally, our senior notes due 2028 (6.5 percent) are callable at par at our option from now until maturity.

ONE Gas Debt Issuance - In January 2014, ONE Gas completed a private placement of three series of senior notes aggregating $1.2 billion, consisting of $300 million of five-year senior notes at 2.07 percent; $300 million of 10-year senior notes at 3.61 percent; and $600 million of 30-year senior notes at 4.658 percent. ONE Gas received approximately $1.19 billion from the offering, net of issuance costs.

ONEOK Debt Repayment - ONE Gas made a cash payment to ONEOK of approximately $1.13 billion from the proceeds of the ONE Gas senior notes offering. In February 2014, we retired approximately $152.5 million of the 4.25 percent senior notes due 2022 through a tender offer. The total amount paid, including fees and other charges, was approximately $150 million.

In February 2014, we made an irrevocable election to exercise the make-whole call on our $400 million, 5.2 percent senior notes due in 2015. The full repayment is expected to occur in March 2014 and is estimated to be approximately $429 million, including accrued but unpaid interest to the redemption date.

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

ONEOK may redeem the senior notes due 2015, 2028 (6.875 percent) and 2035, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium. ONEOK may redeem the senior notes due 2028 (6.5 percent), in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest.  ONEOK may redeem the remaining balance of its 4.25 percent senior notes due 2022 at a redemption price equal to the principal amount, plus accrued and unpaid interest, starting three months before the maturity date.  Prior to this date, ONEOK may redeem these senior notes on the same basis as its other senior notes due 2015, 2028 (6.875 percent) and 2035.  The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date.  ONEOK’s senior notes due 2015, 2022, 2028 and 2035 are senior unsecured obligations, ranking equally in right of payment with all of ONEOK’s existing and future unsecured senior indebtedness.

ONEOK Partners’ Debt Issuance and Maturities - In September 2013, ONEOK Partners completed an underwritten public offering of $1.25 billion of senior notes, consisting of $425 million, 3.2 percent senior notes due 2018, $425 million, 5.0 percent senior notes due 2023 and $400 million, 6.2 percent senior notes due 2043. A portion of the net proceeds from the offering of approximately $1.24 billion was used to repay amounts outstanding under its commercial paper program, and the balance will be used for general partnership purposes, including but not limited to capital expenditures.

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

ONEOK Partners repaid its $350 million, 5.9 percent senior notes at maturity in April 2012 with a portion of the proceeds from its March 2012 equity earnings.

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

ONEOK Partners may redeem its senior notes due 2016 (6.15 percent), 2019, 2036 and 2037, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium.  The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date.  ONEOK Partners may redeem its senior notes due 2017 and its senior notes due 2022 at par starting one month and three months, respectively, before their maturity dates. ONEOK Partners may redeem its senior notes due 2016 (3.25 percent) and 2041 at a redemption price equal to the principal amount, plus accrued and unpaid interest, starting one month and six months, respectively, before their maturity dates. Prior to these dates, ONEOK Partners may redeem these senior notes, in whole or in part, at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium. ONEOK Partners’ may redeem its senior notes due 2018, 2023, and 2043 at par, plus accrued and unpaid interest to the redemption date, starting one month, three months, and six months, respectively, before their maturity dates. Prior to these dates, ONEOK Partners’ may redeem these notes, in whole or in part, at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium. The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date.  ONEOK Partners’ senior notes are senior unsecured obligations, ranking equally in right of payment with all of ONEOK Partners’ existing and future unsecured senior indebtedness, and are structurally subordinate to any of the existing and future debt and other liabilities of any nonguarantor subsidiaries.  ONEOK Partners’ senior notes are nonrecourse to ONEOK.

ONEOK Partners’ Debt Guarantee - ONEOK Partners’ senior notes are guaranteed on a senior unsecured basis by the Intermediate Partnership.  The Intermediate Partnership’s guarantee is full and unconditional, subject to certain customary automatic release provisions.  The guarantee ranks equally in right of payment to all of the Intermediate Partnership’s existing and future unsecured senior indebtedness.  ONEOK Partners, L.P. has no significant assets or operations other than its investment in the Intermediate Partnership, which is also consolidated.  At December 31, 2013, the Intermediate Partnership held the equity of ONEOK Partners’ subsidiaries, as well as a 50 percent interest in Northern Border Pipeline.  ONEOK Partners’ long-term debt is nonrecourse to ONEOK.

Guardian Pipeline Senior Notes - These senior notes were issued under a master shelf agreement dated November 8, 2001, with certain financial institutions.  Principal payments are due quarterly through 2022. These senior notes contain financial covenants that require the maintenance of certain ratios defined in the master shelf agreement based on Guardian Pipeline’s financial position and results of operations.  Upon any breach of these covenants, all amounts outstanding under the master shelf agreement may become due and payable immediately.  At December 31, 2013, Guardian Pipeline was in compliance with its financial covenants.

Interest-rate Swaps - See Note E for a discussion of our interest-rate swaps.

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

Common Stock - At December 31, 2013, we had approximately 362.4 million shares of authorized and unreserved common stock available for issuance.

Dividends - Dividends paid totaled $304.7 million, $262.0 million and $227.0 million for 2013, 2012 and 2011, respectively. The following table sets forth the quarterly dividends per share declared and paid on our common stock for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
First Quarter	$0.36	$0.305	$0.26
Second Quarter	$0.36	$0.305	$0.26
Third Quarter	$0.38	$0.33	$0.28
Fourth Quarter	$0.38	$0.33	$0.28
Total	$1.48	$1.27	$1.08

Additionally, a quarterly dividend of $0.40 per share was declared in January 2014, payable in the first quarter 2014.

Stock Repurchase Program - Our three-year stock repurchase program, which expired on December 31, 2013, was authorized by our Board of Directors in October 2010 to buy up to $750 million of our common stock.  We executed a $300 million repurchase of approximately 8.6 million shares in 2011, a $150 million repurchase of approximately 3.4 million shares in September 2012 and did not repurchase any shares of our common stock in 2013.

See Note Q for a discussion of ONEOK Partners’ issuance of common units and distributions to noncontrolling interests.

K.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the balance in accumulated other comprehensive income (loss) for the periods indicated:

	Unrealized Gains (Losses) on Energy Marketing and Risk-Management Assets/Liabilities (a)	Unrealized Holding Gains (Losses) on Investment Securities (a)	Pension and Postretirement Benefit Plan Obligations (a)	Accumulated Other Comprehensive Income (Loss) (a)
	(Thousands of dollars)
January 1, 2012	$(55,367)	$987	$(151,741)	$(206,121)
Other comprehensive income (loss) before reclassifications	16,709	47	(47,004)	(30,248)
Amounts reclassified from accumulated other comprehensive income (loss)	(16,372)	—	35,943	19,571
Other comprehensive income (loss) attributable to ONEOK	337	47	(11,061)	(10,677)
December 31, 2012	(55,030)	1,034	(162,802)	(216,798)
Other comprehensive income (loss) before reclassifications	8,842	(177)	37,144	45,809
Amounts reclassified from accumulated other comprehensive income (loss)	3,020	—	45,982	49,002
Other comprehensive income (loss) attributable to ONEOK	11,862	(177)	83,126	94,811
December 31, 2013	$(43,168)	$857	$(79,676)	$(121,987)
(a) All amounts are presented net of tax.

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) on our Consolidated Statements of Income for the period indicated:

Details about Accumulated Other Comprehensive Income (Loss) Components	Year Ended December 31, 2013	Affected Line Item in the Consolidated Statements of Income

	(Thousands of dollars)
Unrealized (gains) losses on energy marketing and risk- management assets/liabilities
Commodity contracts	$(19,049)	Revenues
Commodity contracts	14,320	Cost of sales and fuel
Interest-rate contracts	14,560	Interest expense
	9,831	Income before income taxes
	(1,905)	Income tax expense
	7,926	Net income
Noncontrolling interest	4,906	Less: Net income attributable to noncontrolling interest
	$3,020	Net income attributable to ONEOK

Pension and postretirement benefit plan obligations (a)
Amortization of net loss	$78,887
Amortization of unrecognized prior service cost	(5,522)
Amortization of unrecognized net asset at adoption	284
Settlement charge	1,338
	74,987	Income before income taxes
	(29,005)	Income tax expense
	$45,982	Net income attributable to ONEOK

Total reclassifications for the period attributable to ONEOK	$49,002	Net income attributable to ONEOK
(a) These components of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost. See Note N for additional detail of our net periodic benefit cost.

L.	EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Year Ended December 31, 2013
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$266,533	206,044	$1.29
Diluted EPS from continuing operations
Effect of options and other dilutive securities	—	3,651
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$266,533	209,695	$1.27

	Year Ended December 31, 2012
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$346,340	206,140	$1.68
Diluted EPS from continuing operations
Effect of options and other dilutive securities	—	4,570
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$346,340	210,710	$1.64

	Year Ended December 31, 2011
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$358,364	209,344	$1.71
Diluted EPS from continuing operations
Effect of options and other dilutive securities	—	5,154
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$358,364	214,498	$1.67

There were no option shares excluded from the calculation of diluted EPS for 2013, 2012 and 2011.

M.	SHARE-BASED PAYMENTS

The ONEOK, Inc. Equity Compensation Plan (ECP) and the ONEOK, Inc. Long-Term Incentive Plan (LTIP) provide for the granting of stock-based compensation, including incentive stock options, nonstatutory stock options, stock bonus awards, restricted stock awards, restricted stock-unit awards, performance stock awards and performance-unit awards to eligible employees and the granting of stock awards to nonemployee directors. We have reserved 10.0 million and 15.6 million shares of common stock for issuance under the ECP and LTIP, respectively. At December 31, 2013, we had approximately 2.0 million and 0.9 million shares available for issuance under the ECP and LTIP, respectively, which reflect shares issued and estimated shares expected to be issued upon vesting of outstanding awards granted under these plans, less forfeitures.  These plans allow for the deferral of awards granted in stock or cash, in accordance with Internal Revenue Code section 409A requirements.

Restricted Stock Units - We have granted restricted stock units to key employees that vest over a three-year period and entitle the grantee to receive shares of our common stock.  Restricted stock unit awards are measured at fair value as if they were vested and issued on the grant date, reduced by expected dividend payments and adjusted for estimated forfeitures.  No dividends were paid prior to vesting on the restricted stock units granted prior to 2013.  Beginning in 2013, restricted stock unit awards granted accrue dividend equivalents in the form of additional restricted stock units prior to vesting. Compensation expense is recognized on a straight-line basis over the vesting period of the award.

Performance-Unit Awards - We have granted performance-unit awards to key employees.  The shares of our common stock underlying the performance units vest at the expiration of a period determined by the Executive Compensation Committee if certain performance criteria are met by the company.  Outstanding performance units vest at the expiration of a three-year period.  Upon vesting, a holder of performance units is entitled to receive a number of shares of our common stock equal to a percentage (0 percent to 200 percent) of the performance units granted, based on our total shareholder return over the vesting period, compared with the total shareholder return of a peer group of other energy companies over the same period. Compensation expense is recognized on a straight-line basis over the period of the award.

If paid, the outstanding performance unit awards entitle the grantee to receive the grant in shares of our common stock.  Our outstanding performance unit awards are equity awards with a market-based condition, which results in the compensation cost for these awards being recognized over the requisite service period, provided that the requisite service period is fulfilled, regardless of when, if ever, the market condition is satisfied.  The fair value of these performance units was estimated on the grant date based on a Monte Carlo model. No dividends were paid prior to vesting on performance stock units granted prior to

2013. Beginning in 2013, performance stock unit awards granted accrue dividend equivalents in the form of additional performance units prior to vesting. The compensation expense on these awards only will be adjusted for changes in forfeitures.

Options - No stock options have been granted since 2003. Stock option activity was not material in 2013, 2012 and 2011. All previously issued stock options expired or were exercised as of February 2013.

Stock Compensation Plan for Non-Employee Directors

The ONEOK, Inc. Stock Compensation Plan for Non-Employee Directors (the DSCP) provides for the granting of stock options, stock bonus awards, including performance-unit awards, restricted stock awards and restricted stock unit awards. Under the DSCP, these awards may be granted by the Executive Compensation Committee at any time, until grants have been made for all shares authorized under the DSCP.  We have reserved a total of 1.4 million shares of common stock for issuance under the DSCP, and at December 31, 2013, we had approximately 1.0 million shares available for issuance under the plan. The maximum number of shares of common stock that can be issued to a participant under the DSCP during any year is 40,000. No performance unit awards or restricted stock awards have been made to nonemployee directors under the DSCP.

General

For all awards outstanding, we used a 3 percent forfeiture rate based on historical forfeitures under our share-based payment plans. We primarily use treasury stock to satisfy our share-based payment obligations.

Compensation cost expensed for our share-based payment plans described above was $28.6 million, $22.6 million and $40.7 million during 2013, 2012 and 2011, respectively, which is $17.6 million, $14.2 million and $25.7 million, net of tax benefits, respectively. Capitalized share-based compensation cost was not material for 2013, 2012 and 2011.

Cash received from the exercise of awards under all share-based payment arrangements was not material for 2013, 2012 and 2011.  The tax benefit realized for the anticipated tax deductions of the exercise of share-based payment arrangements was not material for 2013, 2012 and 2011.

Restricted Stock Unit Activity

As of December 31, 2013, we had $9.3 million of total unrecognized compensation cost related to our nonvested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 1.7 years years.  The following tables set forth activity and various statistics for our restricted stock unit awards:

	Number of Shares	Weighted Average Price
Nonvested December 31, 2012	1,020,600	$27.21
Granted	167,301	$47.46
Released to participants	(384,883)	$19.06
Forfeited	(26,422)	$37.23
Nonvested December 31, 2013	776,596	$35.27

	2013	2012	2011
Weighted-average grant date fair value (per share)	$47.46	$36.65	$28.50
Fair value of shares granted (thousands of dollars)	$7,940	$11,030	$11,728

Performance-Unit Activity

As of December 31, 2013, we had $22.5 million of total unrecognized compensation cost related to the nonvested performance-unit awards, which is expected to be recognized over a weighted-average period of 1.7 years.  The following tables set forth activity and various statistics related to the performance-unit awards and the assumptions used in the valuations of the 2013, 2012 and 2011 grants at the grant date:

	Number of Units	Weighted Average Price
Nonvested December 31, 2012	2,133,157	$32.74
Granted	377,200	$52.34
Released to participants	(801,354)	$24.05
Forfeited	(56,858)	$42.53
Nonvested December 31, 2013	1,652,145	$41.10

	2013	2012	2011
Volatility (a)	22.27%	27.00%	39.91%
Dividend Yield	3.04%	2.86%	3.30%
Risk-free Interest Rate	0.42%	0.38%	1.33%
(a) - Volatility was based on historical volatility over three years using daily stock price observations.

	2013	2012	2011
Weighted-average grant date fair value (per share)	$52.34	$42.39	$34.68
Fair value of shares granted (thousands of dollars)	$19,742	$25,466	$29,186

Employee Stock Purchase Plan

We have reserved a total of 11.6 million shares of common stock for issuance under our ONEOK, Inc. Employee Stock Purchase Plan (the ESPP).  Subject to certain exclusions, all full-time employees are eligible to participate in the ESPP. Employees can choose to have up to 10 percent of their annual base pay withheld to purchase our common stock, subject to terms and limitations of the plan.  The Executive Compensation Committee may allow contributions to be made by other means, provided that in no event will contributions from all means exceed 10 percent of the employee’s annual base pay.  The purchase price of the stock is 85 percent of the lower of its grant date or exercise date market price.  Approximately 52 percent, 55 percent and 56 percent of employees participated in the plan in 2013, 2012 and 2011, respectively. Compensation expense for the ESPP was $6.6 million and $7.2 million in 2013 and 2011, respectively, and was not material in 2012. Under the plan, we sold 254,960 shares at $35.97 in 2013, 256,490 shares at $35.97 per share in 2012 and 365,116 shares at $23.70 per share in 2011.

Employee Stock Award Program

Under our Employee Stock Award Program, we issued, for no monetary consideration, to all eligible employees one share of our common stock when the per-share closing price of our common stock on the NYSE was for the first time at or above $13 per share.  The total number of shares of our common stock available for issuance under this program was 900,000.  Shares issued to employees under this program during 2013, 2012 and 2011 totaled 63,975, 42,467 and 295,694 respectively, and compensation expense related to the Employee Stock Award Plan was $3.6 million, $1.9 million and $16.0 million in 2013, 2012 and 2011, respectively.

Deferred Compensation Plan for Non-Employee Directors

The ONEOK, Inc. Nonqualified Deferred Compensation Plan for Non-Employee Directors provides our nonemployee directors the option to defer all or a portion of their compensation for their service on our Board of Directors.  Under the plan, directors may elect either a cash deferral option or a phantom stock option.  Under the cash deferral option, directors may defer the receipt of all or a portion of their annual retainer fees, plus accrued interest.  Under the phantom stock option, directors may defer all or a portion of their annual retainer fees and receive such fees on a deferred basis in the form of shares of common stock under our Long-Term Incentive Plan or Equity Compensation Plan.  Shares are distributed to nonemployee directors at the fair market value of our common stock at the date of distribution.

Impact of ONE Gas Separation on Stock Compensation Plans
In connection with the separation of the natural gas distribution business on January 31, 2014, ONEOK entered into an Employee Matters Agreement with ONE Gas, which provides that employees of ONE Gas no longer participate in stock compensation plans sponsored or maintained by ONEOK. Pursuant to the Employee Matters Agreement, we made certain adjustments to the number of our share-based compensation awards, with the intention of preserving the intrinsic value of each award immediately prior to the separation.
Restricted Stock Units - Restricted stock units were converted to awards in shares of the entity where the employee holding them was assigned following the separation. Therefore, restricted stock units held by an employee who separated with ONE Gas were surrendered as a result of the separation; these ONE Gas employees were granted awards by ONE Gas that are equal in value to their surrendered ONEOK shares. The number of restricted stock units held by employees who remained with ONEOK was adjusted by issuing additional units to preserve the intrinsic value of the awards immediately prior to the separation. The additional shares granted by ONEOK and the shares surrendered by ONE Gas employees resulted in a net decrease of approximately 77 thousand nonvested, restricted stock unit awards and a decrease of approximately $2.4 million in unrecognized compensation costs.
Performance-Unit Awards - Performance-unit awards held by an employee who separated with ONE Gas were surrendered as a result of the separation, and new performance-unit awards were concurrently granted by ONE Gas with an equivalent intrinsic value of the intrinsic value of the ONEOK awards immediately prior to the separation. The number of performance unit awards held by employees who remained with ONEOK was adjusted by issuing additional units to preserve the intrinsic value of the awards immediately prior to the separation. The additional shares granted by ONEOK and the shares surrendered by ONE Gas employees resulted in a net decrease of approximately 151 thousand nonvested performance-unit awards and a decrease of approximately $5.6 million in unrecognized compensation costs.
Employee Stock Purchase Plan - For those employees who separated with ONE Gas, enrollment in the plan was terminated upon the separation. Employees who separated with ONE Gas will receive shares of ONEOK common stock at the end of the offering period based upon the contributions made while employed at ONEOK. There was no impact to enrollment for those employees who remained at ONEOK. The grant date market price for ONEOK stock will be adjusted to reflect the impact of the distribution of ONE Gas shares.
Deferred Awards - Deferred shares associated with vested restricted stock unit awards or performance unit awards held by directors or employees were treated in the same manner as regular shareholders, by crediting one deferred share of ONE Gas stock for every four deferred shares of ONEOK stock.

N.	EMPLOYEE BENEFIT PLANS

Retirement and Postretirement Benefit Plans

Retirement Plans - We have a defined benefit pension plan covering nonbargaining unit employees hired before January 1, 2005, and certain bargaining-unit employees hired before December 15, 2011.  Nonbargaining unit employees hired after December 31, 2004; employees represented by Local No. 304 of the IBEW hired on or after July 1, 2010; employees represented by the United Steelworkers hired on or after December 15, 2011; and employees who accepted a one-time opportunity to opt out of our pension plan, are covered by our Profit-Sharing Plan.  In addition, we have a supplemental executive retirement plan for the benefit of certain officers.  No new participants in our supplemental executive retirement plan have been approved since 2005, and effective January 2014 the plan formally was closed to new participants.  We fund our pension costs at a level needed to maintain or exceed the minimum funding levels required by the Employee Retirement Income Security Act of 1974, as amended, and the Pension Protection Act of 2006.

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

Obligations and Funded Status - The following tables set forth our pension and postretirement benefit plans benefit obligations and fair value of plan assets for the periods indicated:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2013	2012	2013	2012
Change in Benefit Obligation	(Thousands of dollars)
Benefit obligation, beginning of period	$1,313,560	$1,215,932	$299,172	$286,044
Service cost	22,968	21,301	4,612	4,960
Interest cost	54,449	59,237	11,713	13,893
Plan participants’ contributions	—	—	4,293	5,851
Actuarial loss (gain)	(110,552)	105,732	(29,460)	9,935
Benefits paid	(58,976)	(88,642)	(18,411)	(21,380)
Plan amendment	—	—	17,228	(131)
Benefit obligation, end of period	1,221,449	1,313,560	289,147	299,172

Change in Plan Assets
Fair value of plan assets, beginning of period	995,264	902,235	148,162	124,163
Actual return on plan assets	176,889	90,026	27,483	14,273
Employer contributions	—	91,881	866	10,728
Benefits paid	(59,404)	(88,878)	(876)	(1,002)
Fair value of assets, end of period	1,112,749	995,264	175,635	148,162
Balance at December 31	$(108,700)	$(318,296)	$(113,512)	$(151,010)

Current liabilities	$(5,457)	$(4,695)	$—	$—
Noncurrent liabilities	(103,243)	(313,601)	(113,512)	(151,010)
Balance at December 31	$(108,700)	$(318,296)	$(113,512)	$(151,010)

The accumulated benefit obligation for our pension plans was $1,159.0 million and $1,240.3 million at December 31, 2013 and 2012, respectively.

There are no plan assets expected to be withdrawn and returned to us in 2014.

Components of Net Periodic Benefit Cost - The following tables set forth the components of net periodic benefit cost for our pension and postretirement benefit plans for the periods indicated:

	Pension Benefits
	Years Ended December 31,
	2013	2012	2011
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$22,968	$21,301	$20,013
Interest cost	54,449	59,237	58,757
Expected return on assets	(81,272)	(82,756)	(75,500)
Amortization of unrecognized prior service cost	920	969	1,018
Amortization of net loss	66,282	48,439	35,708
Settlements	1,338	1,401	—
Net periodic benefit cost	$64,685	$48,591	$39,996

	Postretirement Benefits
	Years Ended December 31,
	2013	2012	2011
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$4,612	$4,960	$4,987
Interest cost	11,713	13,893	15,632
Expected return on assets	(12,259)	(10,687)	(10,272)
Amortization of unrecognized net asset at adoption	284	2,874	3,189
Amortization of unrecognized prior service cost	(6,442)	(8,252)	(2,518)
Amortization of net loss	12,605	13,184	8,123
Net periodic benefit cost	$10,513	$15,972	$19,141

Other Comprehensive Income (Loss) - The following tables set forth the amounts recognized in other comprehensive income (loss) related to our pension benefits and postretirement benefits for the periods indicated:

	Pension Benefits
	Years Ended December 31,
	2013	2012	2011
	(Thousands of dollars)
Regulatory asset gain (loss)	$(110,437)	$67,472	$114,625
Net gain (loss) arising during the period	201,251	(103,199)	(182,987)
Amortization of regulatory asset	(44,378)	(32,527)	(23,265)
Amortization of prior service credit	920	969	1,018
Amortization of loss	67,620	49,839	35,708
Deferred income taxes	(44,473)	6,748	21,236
Total recognized in other comprehensive income (loss)	$70,503	$(10,698)	$(33,665)

	Postretirement Benefits
	Years Ended December 31,
	2013	2012	2011
	(Thousands of dollars)
Regulatory asset gain (loss)	$(7,674)	$4,376	$7,389
Net gain (loss) arising during the period	44,685	(6,348)	(40,765)
Amortization of regulatory asset	(5,643)	(6,557)	(7,214)
Amortization of transition obligation	284	2,874	3,189
Amortization of prior service cost	(6,442)	(8,252)	(2,518)
Amortization of loss	12,605	13,184	8,123
Plan amendment	(17,228)	131	44,562
Deferred income taxes	(7,964)	229	(4,938)
Total recognized in other comprehensive income (loss)	$12,623	$(363)	$7,828

The table below sets forth the amounts in accumulated other comprehensive income (loss) that had not yet been recognized as components of net periodic benefit expense for the periods indicated:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2013	2012	2013	2012
	(Thousands of dollars)
Transition obligation	$—	$—	$—	$(283)
Prior service credit (cost)	(1,102)	(2,022)	14,631	38,301
Accumulated loss	(415,375)	(684,245)	(59,362)	(116,652)
Accumulated other comprehensive loss before regulatory assets	(416,477)	(686,267)	(44,731)	(78,634)
Regulatory asset for regulated entities	288,017	442,833	43,254	56,571
Accumulated other comprehensive loss after regulatory assets	(128,460)	(243,434)	(1,477)	(22,063)
Deferred income taxes	49,689	94,161	572	8,534
Accumulated other comprehensive loss, net of tax	$(78,771)	$(149,273)	$(905)	$(13,529)

The following table sets forth the amounts recognized in either accumulated comprehensive income (loss) or regulatory assets expected to be recognized as components of net periodic benefit expense in the next fiscal year. The table does not include amounts applicable to employees of ONE Gas, as those amounts are expected to be recognized by ONE Gas as a result of the separation of the natural gas distribution business.

	Pension Benefits	Postretirement Benefits
Amounts to be recognized in 2014	(Thousands of dollars)
Transition obligation	$—	$—
Prior service credit (cost)	$193	$(1,662)
Net loss	$15,021	$833

Actuarial Assumptions - The following table sets forth the weighted-average assumptions used to determine benefit obligations for pension and postretirement benefits for the periods indicated:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2013	2012	2013	2012
Discount rate	5.25%	4.25%	5.00%	4.00%
Compensation increase rate	3.35% - 3.40%	3.45% - 3.50%	3.35% - 3.40%	3.45% - 3.50%

The following table sets forth the weighted-average assumptions used to determine net periodic benefit costs for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
Discount rate - pension plans	4.25%	5.00%	5.50%
Discount rate - postretirement plans	4.00%	5.00%	5.50%
Expected long-term return on plan assets	8.25%	8.25%	8.25%
Compensation increase rate	3.45% - 3.50%	3.20% - 3.80%	3.30% - 3.90%
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

Health Care Cost Trend Rates - The following table sets forth the assumed health care cost-trend rates for the periods indicated:

	2013	2012
Health care cost-trend rate assumed for next year	4.0% - 8.25%	4.0% - 9.0%
Rate to which the cost-trend rate is assumed to decline (the ultimate trend rate)	4.0% - 5.0%	4.0% - 5.0%
Year that the rate reaches the ultimate trend rate	2022	2022

Assumed health care cost-trend rates have an impact on the amounts reported for our health care plans.  A one percentage point change in assumed health care cost-trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
	(Thousands of dollars)
Effect on total of service and interest cost	$1,136	$(1,022)
Effect on postretirement benefit obligation	$15,152	$(14,350)
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

U.S. large-cap equities	37%
Aggregate bonds	24%
Developed foreign large-cap equities	10%
Alternative investments	8%
Mid-cap equities	6%
Emerging markets equities	5%
Small-cap equities	4%
High-yield bonds	3%
Developed foreign bonds	2%
Emerging market bonds	1%
Total	100%

As part of our risk management for the plans, minimums and maximums have been set for each of the asset classes listed above. All investment managers for the plan are subject to certain restrictions on the securities they purchase and, with the exception of indexing purposes, are prohibited from owning our stock.

The following tables set forth our pension benefits and postretirement benefits plan assets by fair value category as of the measurement date:

	Pension Benefits
	December 31, 2013
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$680,590	$60,336	$—	$740,926
Government obligations	—	111,288	—	111,288
Corporate obligations (b)	—	95,432	—	95,432
Cash and money market funds (c)	27,699	—	—	27,699
Insurance and group annuity contracts	—	—	63,458	63,458
Other investments (d)	—	—	73,946	73,946
Total assets	$708,289	$267,056	$137,404	$1,112,749
(a) - This category represents securities of the respective market sector from diverse industries.
(b) - This category represents bonds from diverse industries.
(c) - This category is primarily money market funds.
(d) - This category represents alternative investments.

	Pension Benefits
	December 31, 2012
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$541,539	$61,242	$—	$602,781
Government obligations	—	116,936	—	116,936
Corporate obligations (b)	—	104,078	—	104,078
Cash and money market funds (c)	33,296	—	—	33,296
Insurance and group annuity contracts	—	—	70,411	70,411
Other investments (d)	—	—	67,762	67,762
Total assets	$574,835	$282,256	$138,173	$995,264
(a) - This category represents securities of the respective market sector from diverse industries.
(b) - This category represents bonds from diverse industries.
(c) - This category is primarily money market funds.
(d) - This category represents alternative investments.

	Postretirement Benefits
	December 31, 2013
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$37,796	$90	$—	$37,886
Government obligations	—	166	—	166
Corporate obligations (b)	17,207	142	—	17,349
Cash and money market funds (c)	13,936	—	—	13,936
Insurance and group annuity contracts	—	106,189	—	106,189
Other investments (d)	—	—	109	109
Total assets	$68,939	$106,587	$109	$175,635
(a) - This category represents securities of the respective market sector from diverse industries.
(b) - This category represents bonds from diverse industries.
(c) - This category is primarily money market funds.
(d) - This category represents alternative investments.

	Postretirement Benefits
	December 31, 2012
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$21,548	$140	$—	$21,688
Government obligations	—	268	—	268
Corporate obligations (b)	17,522	238	—	17,760
Cash and money market funds (c)	18,311	—	—	18,311
Insurance and group annuity contracts	—	89,979	—	89,979
Other investments (d)	—	—	156	156
Total assets	$57,381	$90,625	$156	$148,162
(a) - This category represents securities of the respective market sector from diverse industries.
(b) - This category represents bonds from diverse industries.
(c) - This category represents money market funds.
(d) - This category represents alternative investments.

The following tables set forth the reconciliation of Level 3 fair value measurements of our pension plan for the periods indicated:

	Pension Benefits
	December 31, 2013
	Insurance and Group Annuity Contracts	Other Investments	Total
	(Thousands of dollars)
January 1, 2013	$70,411	$67,762	$138,173
Net realized and unrealized gains (losses)	(6,953)	6,184	(769)
December 31, 2013	$63,458	$73,946	$137,404

	Pension Benefits
	December 31, 2012
	Insurance and Group Annuity Contracts	Other Investments	Total
	(Thousands of dollars)
January 1, 2012	$70,818	$66,243	$137,061
Net realized and unrealized gains (losses)	(407)	1,519	1,112
December 31, 2012	$70,411	$67,762	$138,173

Contributions - During 2013, we made no contributions to our defined benefit pension plans and $11.8 million in contributions to our postretirement benefit plans.  The contributions to our postretirement benefit plans were attributable to the 2014 plan year.  At December 31, 2013, we expect to make no contributions to our defined benefit pension plans and postretirement plans in 2014.

Pension and Postretirement Benefit Payments - Benefit payments for our pension and postretirement benefit plans for the period ending December 31, 2013, were $59.0 million and $18.4 million, respectively.  The following table sets forth the pension benefits and postretirement benefits payments expected to be paid in 2014-2023:

	Pension Benefits	Postretirement Benefits
Benefits to be paid in:	(Thousands of dollars)
2014	$63,856	$16,251
2015	$64,588	$17,135
2016	$66,477	$18,142
2017	$68,626	$19,095
2018	$70,873	$19,875
2019 through 2023	$386,366	$106,346

The expected benefits to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2013, and include estimated future employee service.

Other Employee Benefit Plans

Thrift Plan - We have a Thrift Plan covering all full-time employees, and employee contributions are discretionary.  We match 100 percent of employee contributions up to 6 percent of each participant’s eligible compensation, subject to certain limits. Our contributions made to the plan were $17.0 million, $16.4 million and $15.9 million in 2013, 2012 and 2011, respectively.

Profit-Sharing Plan - We have a profit-sharing plan (Profit-Sharing Plan) for all nonbargaining unit employees hired after December 31, 2004, and employees covered by the IBEW collective bargaining agreement hired after June 30, 2010.  Nonbargaining unit employees who were employed prior to January 1, 2005, and employees covered by the IBEW collective bargaining agreement employed prior to July 1, 2010, were given a one-time opportunity to make an irrevocable election to participate in the Profit-Sharing Plan and not accrue any additional benefits under our defined benefit pension plan after December 31, 2004, and June 30, 2010, respectively.  Employees covered by the United Steelworker collective bargaining agreement employed prior to December 16, 2011, were given a one-time opportunity to make an irrevocable election to participate in the Profit-Sharing Plan.  We plan to make a contribution to the Profit-Sharing Plan each quarter equal to 1 percent of each participant’s eligible compensation during the quarter.  Additional discretionary employer contributions may be made at the end of each year.  Employee contributions are not allowed under the plan.  Our contributions made to the plan were $5.1 million, $6.6 million and $6.7 million in 2013, 2012 and 2011, respectively.

Employee Deferred Compensation Plan - The ONEOK, Inc. 2005 Nonqualified Deferred Compensation Plan provides select employees, as approved by our Board of Directors, with the option to defer portions of their compensation and provides nonqualified deferred compensation benefits that are not available due to limitations on employer and employee contributions to qualified defined contribution plans under the federal tax laws.  Our contributions made to the plan were not material in 2013, 2012 and 2011.

ONE Gas Employee Benefit Plans

In connection with the separation of the natural gas distribution business, ONEOK entered into an Employee Matters Agreement with ONE Gas, which provides that employees of ONE Gas no longer participate in benefit plans sponsored or maintained by ONEOK as of January 1, 2014. The ONEOK defined benefit pension plans and postretirement benefit plans transferred an allocable portion of assets and obligations related to those employees transferring to ONE Gas to newly established trusts for the ONE Gas plans. This resulted in a decrease in ONEOK’s sponsored qualified and nonqualified pension and postretirement plan obligations of approximately $1.1 billion and a decrease in ONEOK’s sponsored pension and postretirement plan assets of approximately $1.0 billion. Additionally, as a result of the transfer of unrecognized losses to ONE Gas, ONEOK’s deferred income taxes and regulatory assets decreased approximately $86.0 million and $331.1 million, respectively.

O.	INCOME TAXES

The following table sets forth our provisions for income taxes for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
Current income taxes	(Thousands of dollars)
Federal	$7,313	$(16,083)	$(32,291)
State	4,554	1,798	1,707
Total current income taxes from continuing operations	11,867	(14,285)	(30,584)	(a)
Deferred income taxes
Federal	137,654	213,127	228,257
State	13,861	16,353	28,375
Total deferred income taxes from continuing operations	151,515	229,480	256,632	(a)
Total provision for income taxes from continuing operations	163,382	215,195	226,048
Discontinued operations	—	8,749	1,255
Total provision for income taxes	$163,382	$223,944	$227,303
(a) Includes a $37.7 million reclassification from current income taxes to deferred related to revisions of estimated depreciation in our filed tax returns compared with our 2010 tax provision.

The following table is a reconciliation of our income tax provision from continuing operations for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
	(Thousands of dollars)
Income from continuing operations before income taxes	$740,343	$944,446	$983,562
Less: Net income attributable to noncontrolling interest	310,428	382,911	399,150
Income from continuing operations attributable to ONEOK before income taxes	429,915	561,535	584,412
Federal statutory income tax rate	35%	35%	35%
Provision for federal income taxes	150,470	196,537	204,543
State income taxes, net of federal tax benefit	11,970	11,799	20,334
Other, net	942	6,859	1,171
Income tax provision from continuing operations	$163,382	$215,195	$226,048

The following table sets forth the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities for the periods indicated:

	December 31, 2013	December 31, 2012
Deferred tax assets	(Thousands of dollars)
Employee benefits and other accrued liabilities	$78,793	$128,418
Federal net operating loss	12,484	—
State net operating loss and benefits	38,322	31,990
Energy Services capacity release	46,726	—
Other comprehensive income	78,369	140,802
Other	20,872	1,446
Total deferred tax assets	275,566	302,656
Deferred tax liabilities
Excess of tax over book depreciation and depletion	822,706	760,211
Investment in partnerships	1,217,605	969,347
Regulatory assets	132,676	204,625
Total deferred tax liabilities	2,172,987	1,934,183
Net deferred tax liabilities	$1,897,421	$1,631,527

We had income taxes receivable of approximately $15.6 million and $30.8 million at December 31, 2013 and 2012, respectively.

Tax benefits related to net operating loss (NOL) carryforwards will begin expiring in 2032. We believe that it is more likely than not that the tax benefits of the net operating loss carryforwards will be utilized prior to their expirations; therefore, no valuation allowance is necessary.

Deferred tax assets related to tax benefits of employee share-based compensation have been reduced for performance share units and restricted share units that vested in periods in which ONEOK was in an NOL position.  This vesting resulted in tax deductions in excess of previously recorded benefits based on the performance share unit and restricted share unit value at the time of grant.  Although these additional tax benefits are reflected in NOL carryforwards in the tax return, the additional tax benefit is not recognized until the deduction reduces taxes payable.  A portion of the tax benefit does not reduce ONEOK’s current taxes payable due to NOL carryforwards; accordingly, these tax benefits are not reflected in ONEOK’s NOLs in deferred tax assets.  Tax benefits included in NOL carryforwards but not reflected in deferred tax assets were $35.9 million as of December 31, 2013, and $11.0 million as of December 31, 2012.

P.	UNCONSOLIDATED AFFILIATES

Investments in Unconsolidated Affiliates - The following table sets forth our investments in unconsolidated affiliates for the periods indicated:

	Net Ownership Interest	December 31, 2013	December 31, 2012
		(Thousands of dollars)
Northern Border Pipeline	50%	$404,803	$393,317
Overland Pass Pipeline Company	50%	466,671	468,710
Fort Union Gas Gathering, L.L.C.	37%	125,220	120,782
Bighorn Gas Gathering	49%	87,837	90,428
Other	Various	145,307	148,168
Investments in unconsolidated affiliates (a)		$1,229,838	$1,221,405
(a) - Equity method goodwill (Note A) was $224.3 million at December 31, 2013 and 2012.

Equity Earnings from Investments - The following table sets forth our equity earnings from investments for the periods indicated.  All amounts in the table below are equity earnings from investments in our ONEOK Partners segment:

	Years Ended December 31,
	2013	2012	2011
	(Thousands of dollars)
Northern Border Pipeline	$65,046	$72,705	$76,365
Overland Pass Pipeline Company	20,461	20,043	19,535
Fort Union Gas Gathering, L.L.C.	15,826	17,218	15,280
Bighorn Gas Gathering	1,952	3,820	5,990
Other	7,232	9,238	10,076
Equity earnings from investments	$110,517	$123,024	$127,246

Unconsolidated Affiliates Financial Information - The following tables set forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	December 31, 2013	December 31, 2012
	(Thousands of dollars)
Balance Sheet
Current assets	$155,310	$175,930
Property, plant and equipment, net	$2,557,571	$2,593,122
Other noncurrent assets	$34,478	$35,005
Current liabilities	$98,967	$145,147
Long-term debt	$442,103	$472,630
Other noncurrent liabilities	$58,221	$42,451
Accumulated other comprehensive loss	$(2,291)	$(2,503)
Owners’ equity	$2,150,359	$2,146,332

	Years Ended December 31,
	2013	2012	2011
	(Thousands of dollars)
Income Statement
Operating revenues	$528,665	$573,197	$496,158
Costs and expenses	$256,292	$269,858	$221,261
Net income	$248,998	$279,766	$249,559
Distributions paid to us	$137,498	$155,741	$156,385

We incurred expenses in transactions with unconsolidated affiliates of $53.8 million, $36.5 million, and $33.7 million for 2013, 2012, and 2011, respectively, primarily related to Overland Pass Pipeline Company. Accounts payable to our equity method investees at December 31, 2013 and 2012, were not material.

Overland Pass Pipeline Company - The Overland Pass Pipeline Company limited liability company agreement provides that distributions to Overland Pass Pipeline Company’s members are to be made on a pro-rata basis according to each member’s percentage interest.  The Overland Pass Pipeline Company Management Committee determines the amount and timing of such distributions.  Any changes to, or suspensions of, cash distributions from Overland Pass Pipeline Company requires the unanimous approval of the Overland Pass Pipeline Management Committee.  Cash distributions are equal to 100 percent of available cash as defined in the limited liability company agreement.

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

During 2013, ONEOK Partners made equity contributions to Northern Border Pipeline Company of approximately $30.8 million.

In September 2012, Northern Border Pipeline filed with the FERC a settlement with its customers to modify its transportation rates. In January 2013, the settlement was approved and the new rates are effective January 1, 2013. The new long-term transportation rates are approximately 11 percent lower compared with previous rates.

Q.	ONEOK PARTNERS

Ownership Interest in ONEOK Partners - Our ownership interest in ONEOK Partners is shown in the table below as of December 31, 2013:

General partner interest	2.0%
Limited partner interest (a)	39.2%
Total ownership interest	41.2%
(a) - Represents 19.8 million common units and approximately 73.0 million Class B units, which are convertible, at our option, into common units.

Equity Issuances - In August 2013, ONEOK Partners completed an underwritten public offering of 11.5 million common units at a public offering price of $49.61 per common unit, generating net proceeds of approximately $553.3 million. In conjunction with this issuance, ONEOK Partners GP contributed approximately $11.6 million in order to maintain its 2 percent general partner interest in ONEOK Partners. ONEOK Partners used a portion of the proceeds from its August 2013 equity issuance to repay amounts outstanding under its commercial paper program and the balance was used for general partnership purposes.

ONEOK Partners has an “at-the-market” equity program for the offer and sale from time to time of its common units up to an aggregate amount of $300 million. The program allows ONEOK Partners to offer and sell its common units at prices it deems appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions, or as otherwise agreed to between ONEOK Partners and the sales agent. ONEOK Partners is under no obligation to offer and sell common units under the program. During the year ended December 31, 2013, ONEOK Partners sold 681 thousand common units through this program that resulted in net proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in ONEOK Partners, of approximately $36.1 million. ONEOK Partners used the proceeds for general partnership purposes.

As a result of these transactions, ONEOK’s aggregate ownership interest in ONEOK Partners decreased to 41.2 percent at December 31, 2013, from 43.4 percent at December 31, 2012.

In March 2012, ONEOK Partners completed an underwritten public offering of 8.0 million common units at a public offering price of $59.27 per common unit, generating net proceeds of approximately $460 million.  ONEOK Partners also sold 8.0 million common units to us in a private placement, generating net proceeds of approximately $460 million.  In conjunction with the issuances, ONEOK Partners GP contributed approximately $19 million in order to maintain its 2 percent general partner interest in ONEOK Partners.  ONEOK Partners used the net proceeds from the issuances to repay $295 million of borrowings under its commercial paper program, to repay amounts on the maturity of its $350 million, 5.9 percent senior notes due April 2012 and for other general partnership purposes, including capital expenditures.  As a result of these transactions, our aggregate ownership interest in ONEOK Partners increased to 43.4 percent at December 31, 2012, from 42.8 percent at December 31, 2011.

We account for the difference between the carrying amount of our investment in ONEOK Partners and the underlying book value arising from issuance of common units by ONEOK Partners as an equity transaction.  If ONEOK Partners issues common units at a price different than our carrying value per unit, we account for the premium or deficiency as an adjustment to paid-in capital.  As a result of ONEOK Partners’ issuance of common units, we recognized an increase to paid-in capital of approximately $87.3 million, net of taxes, in 2013 and a decrease to paid-in capital of approximately $51.1 million, net of taxes, in 2012.

Cash Distributions - We receive distributions from ONEOK Partners on our common and Class B units and our 2 percent general partner interest, which includes our incentive distribution rights.  Under ONEOK Partners’ partnership agreement, as amended, distributions are made to the partners with respect to each calendar quarter in an amount equal to 100 percent of available cash as defined in the ONEOK Partners partnership agreement (Partnership Agreement), as amended.  Available cash generally will be distributed 98 percent to limited partners and 2 percent to the general partner.  The general partner’s percentage interest in quarterly distributions is increased after certain specified target levels are met during the quarter.  In July 2011, the Partnership Agreement was amended to adjust the formula for distributing available cash among the general partner and limited partners to reflect the two-for-one unit split of ONEOK Partners’ common units.  Under the incentive distribution provisions, as set forth in ONEOK Partners’ partnership agreement, as amended, the general partner receives:

•	15 percent of amounts distributed in excess of $0.3025 per unit;

•	25 percent of amounts distributed in excess of $0.3575 per unit; and

•	50 percent of amounts distributed in excess of $0.4675 per unit.

The following table shows ONEOK Partners’ distributions paid during the periods indicated:

	Years Ended December 31,
	2013	2012	2011
	(Thousands, except per unit amounts)
Distribution per unit	$2.870	$2.590	$2.325

General partner distributions	$18,193	$15,217	$12,189
Incentive distributions	251,664	186,130	123,386
Distributions to general partner	269,857	201,347	135,575
Limited partner distributions to ONEOK	266,302	235,442	197,132
Limited partner distributions to noncontrolling interest	373,554	324,123	276,739
Total distributions paid	$909,713	$760,912	$609,446

ONEOK Partners’ distributions are declared and paid within 45 days of the end of each quarter. The following table shows ONEOK Partners’ distributions declared for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
	(Thousands, except per unit amounts)
Distribution per unit	$2.890	$2.690	$2.365

General partner distributions	$18,625	$16,355	$12,515
Incentive distributions	259,466	210,095	131,212
Distributions to general partner	278,091	226,450	143,727
Limited partner distributions to ONEOK	268,157	249,600	200,524
Limited partner distributions to noncontrolling interest	384,988	341,704	281,500
Total distributions declared	$931,236	$817,754	$625,751

Acquisitions - On September 30, 2013, ONEOK Partners completed the Sage Creek acquisition for $305 million comprised of natural gas gathering and processing, and natural gas liquids facilities in Converse and Campbell counties, Wyoming, in the NGL-rich Niobrara Shale formation of the Powder River Basin. The Sage Creek acquisition consists primarily of a 50 MMcf/d natural gas processing facility, the Sage Creek plant, and related natural gas gathering and natural gas liquids infrastructure. Included in the acquisition were supply contracts providing for long-term acreage dedications from producers in the area, which are structured with POP and fee-based contractual terms. The acquisition is complementary to ONEOK Partners’ existing natural gas liquids assets and provides additional natural gas gathering and processing and natural gas liquids gathering capacity in a region where producers are actively drilling for crude oil and NGL-rich natural gas.

ONEOK Partners accounted for this acquisition as a business combination, which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition-date fair values. The excess of the purchase price over the fair values of the identifiable assets acquired was recorded as goodwill.

The purchase price and assessment of the fair value of the assets acquired and liabilities assumed were as follows (in thousands):

Total
Property, plant and equipment
Gathering pipelines and related equipment	$59,174
Processing and fractionation and related equipment	50,595
General plant and other	120
Intangible assets	103,000
Identifiable assets acquired	212,889
Goodwill	92,000
Total purchase price	$304,889

Identifiable intangible assets recognized in the Sage Creek acquisition are primarily related to natural gas gathering and processing and natural gas liquids supply contracts and customer relationships. The basis for determining the value of these intangible assets is the estimated future net cash flows to be derived from acquired supply contracts and customer relationships, which are offset with appropriate charges for the use of contributory assets and discounted using a risk-adjusted discount rate. Those intangible assets are being amortized on a straight-line basis over a period ranging from 20 to 30 years, which represents the periods during which the customer contracts and relationships are expected to contribute to ONEOK Partners’ cash flows.

Revenues and earnings related to the Sage Creek acquisition are included within ONEOK Partners’ Consolidated Statement of Comprehensive Income since the acquisition dates. Supplemental pro forma revenue and earnings reflecting this acquisition as if it had occurred as of January 1, 2013, are not materially different from the information presented in ONEOK Partners’ accompanying Consolidated Statement of Comprehensive Income since the historical operations of this acquisition were insignificant relative to ONEOK Partners’ historical operations and are, therefore, not presented.

In December 2013, ONEOK Partners acquired the remaining 30 percent undivided interest in its Maysville natural gas processing facility for $90 million. Beginning December 1, 2013, the results of operations for its 100 percent interest are included in our ONEOK Partners segment.

Relationship - We consolidate ONEOK Partners in our consolidated financial statements; however, we are restricted from the assets and cash flows of ONEOK Partners except for the distributions we receive.  Distributions are declared quarterly by ONEOK Partners’ general partner based on the terms of the ONEOK Partners partnership agreement.  See Note S for more information on ONEOK Partners’ results.

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

The following table shows ONEOK Partners’ transactions with us for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
	(Thousands of dollars)
Revenues	$340,743	$352,099	$403,603

Expenses
Cost of sales and fuel	$37,963	$33,094	$48,163
Administrative and general expenses	265,448	246,050	251,239
Total expenses	$303,411	$279,144	$299,402

R.	COMMITMENTS AND CONTINGENCIES

Commitments - Operating leases represent future minimum lease payments under noncancelable equipment leases covering office space, pipeline equipment, rights of way and vehicles.  Firm transportation and storage contracts are fixed-price contracts that provide us with firm transportation and storage capacity.  Rental expense in 2013, 2012 and 2011 was not material.  The following table sets forth our operating lease and firm transportation and storage contract payments for the periods indicated:

ONEOK	Operating Leases
(Millions of dollars)
2014	$3.4
2015	2.9
2016	2.5
2017	2.1
2018	1.9
Thereafter	3.3
Total	$16.1

Our former Natural Gas Distribution segment is a party to fixed-price contracts providing it with firm transportation and storage capacity. The costs associated with these contracts are recovered through rates. Future commitments related to these contracts are $900.0 million. These contracts are obligations of ONE Gas as the result of the separation.

Our Energy Services segment also is a party to fixed-price contracts related to firm transportation and storage that are not being released as part of the wind down process and will expire before April 2014. Future commitments related to these contracts are $11.2 million.

ONEOK Partners	Operating Leases	Firm Transportation and Storage Contracts	Total
	(Millions of dollars)
2014	$2.0	$18.4	$20.4
2015	0.5	16.3	16.8
2016	0.3	14.4	14.7
2017	0.2	12.8	13.0
2018	0.2	11.9	12.1
Thereafter	0.7	30.2	30.9
Total	$3.9	$104.0	$107.9

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

We own or retain legal responsibility for the environmental conditions at 12 former manufactured natural gas sites in Kansas. The legal responsibility for these sites transferred to ONE Gas upon the separation. These sites contain potentially harmful materials that are subject to control or remediation under various environmental laws and regulations. A consent agreement with KDHE presently governs all work at these sites. The terms of the consent agreement allow us to investigate these sites and set remediation activities based upon the results of the investigations and risk analysis. Remediation typically involves the management of contaminated soils and may involve removal of structures and monitoring and/or remediation of groundwater.

Of the 12 sites, we began soil remediation on 11 sites.  Regulatory closure has been achieved at three locations, and we completed or were near completion of soil remediation at eight sites.  We began site assessment at the remaining site where no active remediation has occurred.

Our expenditures for environmental assessment, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters have had no material effects on earnings or cash flows during 2013, 2012 or 2011.

The EPA’s “Tailoring Rule” regulates greenhouse gas emissions at new or modified facilities that meet certain criteria. Affected facilities are required to review best available control technology, conduct air-quality and impact analyses and public reviews with respect to such emissions.  At current emissions threshold levels, this rule has had a minimal impact on our existing facilities.  The EPA has stated it will consider lowering the threshold levels over the next five years, which could increase the impact on our existing facilities; however, potential costs, fees or expenses associated with the potential adjustments are unknown.

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

In March 2013, the EPA issued proposed rulemaking to amend the NSPS for the crude oil and natural gas industry, pursuant to various industry comments, administrative petitions for reconsideration and/or judicial appeals of portions of the NSPS final rule. The rule was most recently amended in September 2013, and the EPA has indicated that further amendments may be issued in 2014. Based on the amendments and our understanding of pending stakeholder responses to the NSPS rule, we anticipate a reduction in our anticipated capital, operations and maintenance costs resulting from compliance with the regulation. However, the EPA may issue additional responses, amendments and/or policy guidance on the final rule, which could alter our present expectations. Generally, the NSPS rule will require expenditures for updated emissions controls, monitoring and record-keeping requirements at affected facilities in the crude oil and natural gas industry. We do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

Pipeline Safety - We are subject to PHMSA regulations, including pipeline integrity-management regulations.  The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas.  In January 2012, The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 was signed into law.  The law increased maximum penalties for violating federal pipeline safety regulations and directs the DOT and Secretary of Transportation to conduct further review or studies on issues that may or may not be material to us. These issues include but are not limited to the following:

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

Financial Markets Legislation - The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets. The CFTC has issued final regulations for most of the provisions of the Dodd-Frank Act, and we have implemented measures to comply with the regulations that are applicable to our businesses. ONEOK Partners continues to participate in financial markets for hedging certain risks inherent in its business, including commodity-price and interest-rate risks. Although the impact to date has not been material, ONEOK Partners continues to monitor proposed regulations and the impact these regulations may have on our business and risk-management strategies in the future.

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

S.	SEGMENTS

Segment Descriptions - Our operations are divided into three reportable business segments as follows:

•
our ONEOK Partners segment reflects the consolidated operations of ONEOK Partners.  At December 31, 2013, we have a 41.2 percent ownership interest and control ONEOK Partners through our ownership of its general partner interest.  ONEOK Partners gathers, processes, treats, transports, stores and sells natural gas and gathers, treats, fractionates, stores, distributes and markets NGLs.  We and ONEOK Partners maintain significant financial and corporate governance separations.  We seek to receive increasing cash distributions as a result of our investment in ONEOK Partners, and our investment decisions are made based on the anticipated returns from ONEOK Partners in total, not specific to any of its businesses individually;

•
our former Natural Gas Distribution segment, which we separated into a standalone publicly traded company, ONE Gas, on January 31, 2014, was comprised of regulated public utilities that deliver natural gas to residential, commercial and industrial customers, and transport natural gas; and

•	our Energy Services segment, which we are winding down, markets natural gas to wholesale customers.

Other and eliminations consist of the operating and leasing operations of our headquarters building and related parking facility and other amounts needed to reconcile our reportable segments to our consolidated financial statements.

Accounting Policies - We evaluate performance based principally on each segment’s operating income and equity earnings. The accounting policies of the segments are the same as those described in Note A.  Intersegment sales are recorded on the same basis as sales to unaffiliated customers and are discussed in further detail in Note Q.  Net margin is comprised of total revenues less cost of sales and fuel.  Cost of sales and fuel includes commodity purchases, fuel, and storage and transportation costs.

Customers - In 2013, 2012 and 2011, we had no single external customer from which we received 10 percent or more of our consolidated gross revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Year Ended December 31, 2013	ONEOK Partners (a)	Natural Gas Distribution	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$11,528,530	$1,689,945	$1,381,636	$2,606	$14,602,717
Intersegment revenues	340,743	7	195,926	(536,676)	—
Total revenues	$11,869,273	$1,689,952	$1,577,562	$(534,070)	$14,602,717

Net margin	$1,647,060	$813,008	$(172,985)	$2,600	$2,289,683
Operating costs	521,513	444,866	13,133	10,941	990,453
Depreciation and amortization	236,743	144,758	277	2,599	384,377
Gain on sale of assets	11,881	—	—	—	11,881
Operating income	$900,685	$223,384	$(186,395)	$(10,940)	$926,734

Equity earnings from investments	$110,517	$—	$—	$—	$110,517
Investments in unconsolidated affiliates	$1,229,838	$—	$—	$—	$1,229,838
Total assets	$12,862,608	$3,857,722	$347,470	$639,758	$17,707,558
Noncontrolling interests in consolidated subsidiaries	$4,536	$—	$—	$2,502,793	$2,507,329
Capital expenditures	$1,939,326	$292,080	$—	$25,179	$2,256,585
(a) - Our ONEOK Partners segment has regulated and nonregulated operations. Our ONEOK Partners segment’s regulated operations had revenues of $781.7 million, net margin of $545.0 million and operating income of $281.0 million.

Year Ended December 31, 2012	ONEOK Partners (a)	Natural Gas Distribution	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$9,830,052	$1,379,366	$1,421,171	$1,970	$12,632,559
Intersegment revenues	352,099	(2,717)	105,402	(454,784)	—
Total revenues	$10,182,151	$1,376,649	$1,526,573	$(452,814)	$12,632,559

Net margin	$1,641,832	$756,389	$(49,344)	$1,964	$2,350,841
Operating costs	482,540	410,572	17,950	(2,084)	908,978
Depreciation and amortization	203,101	130,150	361	2,232	335,844
Goodwill impairment	—	—	10,255	—	10,255
Gain on sale of assets	6,736	—	—	—	6,736
Operating income	$962,927	$215,667	$(77,910)	$1,816	$1,102,500

Equity earnings from investments	$123,024	$—	$—	$—	$123,024
Investments in unconsolidated affiliates	$1,221,405	$—	$—	$—	$1,221,405
Total assets	$10,959,230	$3,535,489	$493,006	$867,550	$15,855,275
Noncontrolling interests in consolidated subsidiaries	$4,767	$—	$—	$2,098,074	$2,102,841
Capital expenditures	$1,560,513	$280,294	$—	$25,346	$1,866,153
(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment’s regulated operations had revenues of $722.1 million, net margin of $618.0 million and operating income of $375.6 million.

Year Ended December 31, 2011	ONEOK Partners (a)	Natural Gas Distribution	Energy Services	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$10,919,004	$1,609,628	$2,274,799	$2,363	$14,805,794
Intersegment revenues	403,603	11,706	502,418	(917,727)	—
Total revenues	$11,322,607	$1,621,334	$2,777,217	$(915,364)	$14,805,794

Net margin	$1,577,380	$751,835	$48,740	$2,404	$2,380,359
Operating costs	459,364	422,073	24,527	2,359	908,323
Depreciation and amortization	177,549	132,212	445	1,954	312,160
Loss on sale of assets	(963)	—	—	—	(963)
Operating income	939,504	197,550	23,768	(1,909)	1,158,913

Equity earnings from investments	$127,246	$—	$—	$—	$127,246
Investments in unconsolidated affiliates	$1,223,398	$—	$—	$—	$1,223,398
Total assets	$8,946,676	$3,392,475	$562,728	$794,756	$13,696,635
Noncontrolling interests in consolidated subsidiaries	$5,112	$—	$—	$1,556,047	$1,561,159
Capital expenditures	$1,063,383	$242,590	$41	$30,053	$1,336,067
(a) - Our ONEOK Partners segment has regulated and non-regulated operations. Our ONEOK Partners segment’s regulated operations had revenues of $658.5 million, net margin of $469.0 million and operating income of $232.8 million.

T.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2013
	(Thousands of dollars except per share amounts)
Total revenues	$3,541,445	$3,349,236	$3,571,925	$4,140,111
Net margin	$623,452	$453,389	$561,188	$651,654
Income from continuing operations	$165,705	$79,495	$147,698	$184,063
Net income	$165,705	$79,495	$147,698	$184,063
Net income attributable to ONEOK	$112,521	$919	$62,356	$90,737
Earnings per share total
Basic	$0.55	$—	$0.30	$0.44
Diluted	$0.54	$—	$0.30	$0.43

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2012
	(Thousands of dollars except per share amounts)
Total revenues	$3,414,600	$2,529,260	$3,028,775	$3,659,924
Net margin	$643,587	$548,962	$553,972	$604,320
Income from continuing operations	$219,450	$148,938	$164,988	$195,875
Income from discontinued operations and gain on sale, net of tax	$14,012	$267	$—	$—
Net income	$233,462	$149,205	$164,988	$195,875
Net income attributable to ONEOK	$122,865	$60,993	$65,219	$111,542
Earnings per share total
Basic	$0.59	$0.29	$0.32	$0.55
Diluted	$0.58	$0.29	$0.31	$0.53

U.	Subsequent Events

On January 8, 2014, our Board of Directors unanimously approved the distribution of all the shares of common stock of ONE Gas, our wholly owned subsidiary, to our shareholders. On January 14, 2014, we entered into the following agreements with ONE Gas which provide a framework for our relationship with ONE Gas after the distribution:

•
Separation and Distribution Agreement - sets forth the agreements between us and ONE Gas regarding the principal transactions necessary to effect the distribution. This agreement also sets forth other agreements that govern certain aspects of our relationship with ONE Gas after the completion of the distribution.

•
Tax Matters Agreement - governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes.

•
Transition Services Agreement - provides for an orderly transition to ONE Gas being an independent, publicly traded company. Under this agreement, ONEOK and ONE Gas have agreed to provide each other with various services, including services relating to treasury and risk management, human resources and payroll management, tax compliance, telecommunications services and information technology services.

•
Employee Matters Agreement - allocates liabilities and responsibilities relating to employee compensation and benefit plans and programs and other related matters in connection with the separation, including the treatment of outstanding incentive awards and certain retirement and welfare benefit obligations.

On January 27, 2014, ONE Gas, which at the time was our wholly owned subsidiary, completed a private placement of three series of Senior Notes totaling $1.2 billion. The following table details information about each of the three series of Senior Notes:

(In millions)
2.07% notes due February 1, 2019	$300
3.61% notes due February 1, 2024	300
4.658% notes due February 1, 2044	600
$1,200
Our obligations related to the ONE Gas Senior Notes and Credit Agreement terminated in connection with the completion of the separation of ONE Gas.

ONE Gas made a cash payment to us of approximately $1.13 billion from the proceeds of this offering. In February 2014, we retired approximately $152.5 million of the 4.25 percent senior notes due 2022 through a tender offer. The total amount paid, including fees and other charges, was approximately $150 million. We also repaid all commercial paper outstanding, which totaled approximately $600.5 million.

On January 31, 2014, the separation of ONE Gas was completed through a stock dividend distribution of ONE Gas shares to our shareholders after the market closed. We distributed one share of common stock of ONE Gas for every four shares of ONEOK common stock held by ONEOK shareholders of record as of the close of business on January 21, 2014, the record date for the distribution.  We retained no ownership interest in ONE Gas.

In February 2014, we made an irrevocable election to exercise the make-whole call on our $400 million, 5.2 percent senior notes due in 2015. The full repayment is expected to occur in March 2014 and is estimated to be approximately $429 million, which includes accrued but unpaid interest to the redemption date.

In connection with the separation, John W. Gibson retired as Chief Executive Officer of ONEOK and remained Chairman of the Board of ONEOK and ONEOK Partners, effective January 31, 2014. Our Board of Directors approved the expansion of the number of directors of the Board of Directors of ONEOK to 11 from 10 and elected Terry K. Spencer to serve as a member of the Board of Directors effective January 31, 2014. Mr. Spencer serves on the Executive Committee. Mr. Spencer also was elected President and Chief Executive Officer of ONEOK and ONEOK Partners. Also in connection with the separation, Pierce H. Norton II resigned as an officer of ONEOK effective January 31, 2014, to become President and Chief Executive Officer of ONE Gas.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein (Item 8).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

Information concerning our directors is set forth in our 2014 definitive Proxy Statement and is incorporated herein by this reference.

Executive Officers of the Registrant

Information concerning our executive officers is included in Part I, Item 1, Business, of this Annual Report.

Compliance with Section 16(a) of the Exchange Act

Information on compliance with Section 16(a) of the Exchange Act is set forth in our 2014 definitive Proxy Statement and is incorporated herein by this reference.

Code of Ethics

Information concerning the code of ethics, or code of business conduct, is set forth in our 2014 definitive Proxy Statement and is incorporated herein by this reference.

Nominating Committee Procedures

Information concerning the Nominating Committee procedures is set forth in our 2014 definitive Proxy Statement and is incorporated herein by this reference.

Audit Committee

Information concerning the Audit Committee is set forth in our 2014 definitive Proxy Statement and is incorporated herein by this reference.

Audit Committee Financial Experts

Information concerning the Audit Committee Financial Experts is set forth in our 2014 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information on executive compensation is set forth in our 2014 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Information concerning the ownership of certain beneficial owners is set forth in our 2014 definitive Proxy Statement and is incorporated herein by this reference.

Security Ownership of Management

Information on security ownership of directors and officers is set forth in our 2014 definitive Proxy Statement and is incorporated herein by this reference.

Equity Compensation Plan Information

The following table sets forth certain information concerning our equity compensation plans as of December 31, 2013:

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
(1) - Includes shares granted under our Employee Stock Purchase Plan and Employee Stock Award Program, and stock options, restricted stock incentive units and performance-unit awards granted under our Long-Term Incentive Plan and Equity Compensation Plan. For a brief description of the material features of these plans, see Note M of the Notes to Consolidated Financial Statements in this Annual Report. Column (c) includes 2,521,982, 263,489, 1,300,732 and 3,761,439 shares available for future issuance under our Employee Stock Purchase Plan, Employee Stock Award Program, Long-Term Incentive Plan and Equity Compensation Plan, respectively.
(2) - Includes our Employee Non-Qualified Deferred Compensation Plan, Deferred Compensation Plan for Non-Employee Directors and Stock Compensation Plan for Non-Employee Directors. For a brief description of the material features of these plans, see Note M of the Notes to Consolidated Financial Statements in this Annual Report.
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

Information on certain relationships and related transactions and director independence is set forth in our 2014 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning the principal accountant’s fees and services is set forth in our 2014 definitive Proxy Statement and is incorporated herein by this reference.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements		Page No.

(a)	Report of Independent Registered Public Accounting Firm	81

(b)	Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011	82

(c)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011	83

(d)	Consolidated Balance Sheets as of December 31, 2013 and 2012	84-85

(e)	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	87

(f)	Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2013, 2012 and 2011	88-89

(g)	Notes to Consolidated Financial Statements	90-139

(2) Financial Statements Schedules

All schedules have been omitted because of the absence of conditions under which they are required.

(3) Exhibits

2
Separation and Distribution Agreement, dated as of January 14, 2014, by and between ONE Gas, Inc. and
ONEOK, Inc. (incorporated by reference to Exhibit 2.1 to ONEOK, Inc.’s Current Report on Form 8-K filed
January 15, 2014 (File No. 1-13643)).

3	Not used.

3.1	Not used.

3.2	Not used.

3.3	Not used.

3.4	Amended and Restated Bylaws of ONEOK, Inc. (incorporated by reference from Exhibit 3.1 to ONEOK, Inc.’s Current Report on Form 8-K filed February 21, 2014 (File No. 1-13643)).

3.5
Amended and Restated Certificate of Incorporation of ONEOK, Inc. dated May 15, 2008, as amended
(incorporated by reference from Exhibit 3.1 to ONEOK, Inc.’s Quarterly Report on Form 10-Q filed August
1, 2012 (File No. 1-13643)).

3.6	Not used.

4
Certificate of Designation for Convertible Preferred Stock of WAI, Inc. (now ONEOK, Inc.) filed November
21, 2008 (incorporated by reference from Exhibit 3.1 to ONEOK, Inc.’s Quarterly Report on Form 10-Q
filed August 1, 2012 (File No. 1-13643)).

4.1
Certificate of Designation for Series C Participating Preferred Stock of ONEOK, Inc. filed November 21,
2008 (incorporated by reference from Exhibit No. 3.1 to ONEOK, Inc.’s Quarterly Report on Form 10-Q
filed August 1, 2012 (File No. 1-13643)).

4.2	Not used

4.3	Form of Common Stock Certificate (incorporated by reference from Exhibit 1 to ONEOK, Inc.’s Registration Statement on Form 8-A filed November 21, 1997 (File No. 1-13643)).

4.4
Indenture, dated September 24, 1998, between ONEOK, Inc. and Chase Bank of Texas (incorporated by reference from Exhibit 4.1 to ONEOK, Inc.’s Registration Statement on Form S-3 filed August 26, 1998
(File No. 333-62279)).

4.5
Indenture dated December 28, 2001, between ONEOK, Inc. and SunTrust Bank (incorporated by reference from Exhibit 4.1 to Amendment No. 1 to ONEOK, Inc.’s Registration Statement on Form S-3 filed
December 28, 2001 (File No. 333-65392)).

4.6
First Supplemental Indenture dated September 24, 1998, between ONEOK, Inc. and Chase Bank of Texas
(incorporated by reference from Exhibit 5(a) to ONEOK, Inc.’s Current Report on Form 8-K/A filed
October 2, 1998 (File No. 1-13643)).

4.7
Second Supplemental Indenture dated September 25, 1998, between ONEOK, Inc. and Chase Bank of Texas
(incorporated by reference from Exhibit 5(b) to ONEOK, Inc.’s Current Report on Form 8-K/A filed
October 2, 1998 (File No. 1-13643)).

4.8
Second Amended and Restated Rights Agreement, dated March 31, 2011, between ONEOK, Inc. and
Wells Fargo Bank, N.A. as Rights Agent (incorporated by reference from Exhibit 4.1 to ONEOK, Inc.’s
Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed May 5, 2011 (File No.
1-13643)).

4.9	Not used.

4.10	Not used.

4.11	Not used.

4.12	Not used.

4.13	Not used.

4.14
Second Supplemental Indenture, dated June 17, 2005, between ONEOK, Inc. and SunTrust Bank
(incorporated by reference from Exhibit 4.1 to ONEOK, Inc.’s Current Report on Form 8-K filed
June 17, 2005 (File No. 1-13643)).

4.15
Third Supplemental Indenture, dated June 17, 2005, between ONEOK, Inc. and SunTrust Bank
(incorporated by reference from Exhibit 4.3 to ONEOK, Inc.’s Current Report on Form 8-K filed
June 17, 2005 (File No. 1-13643)).

4.16
Tenth Supplemental Indenture, dated September 12, 2013, among ONEOK Partners, L.P., ONEOK Partners
Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 3.200 percent
Senior Notes due 2018 (incorporated by reference to Exhibit 4.2 to ONEOK Partners, L.P.’s Current Report
on Form 8-K filed on September 12, 2013 (File No. 1-12202)).

4.17
Eleventh Supplemental Indenture, dated September 12, 2013, among ONEOK Partners, L.P., ONEOK
Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 5.000 percent Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to ONEOK Partners, L.P.’s Current
Report on Form 8-K filed on September 12, 2013 (File No. 1-12202)).

4.18
Twelfth Supplemental Indenture, dated September 12, 2013, among ONEOK Partners, L.P., ONEOK
Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 6.200 percent Senior Notes due 2043 (incorporated by reference to Exhibit 4.4 to ONEOK Partners, L.P.’s Current
Report on Form 8-K filed on September 12, 2013 (File No. 1-12202)).

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
Report on Form 8-K filed September 28, 2007 (File No. 1-12202)).

4.24
Fifth Supplemental Indenture, dated March 3, 2009, among ONEOK Partners, L.P., ONEOK Partners
Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 8.625 percent
Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to ONEOK Partner, L.P.’s Current Report
on Form 8-K filed March 3, 2009 (File No. 1-12202)).

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

4.29
Indenture, dated January 26, 2012, among ONEOK, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to ONEOK, Inc.’s Current Report on Form 8-K filed
January 26, 2012 (File No. 1.13643)).

4.30
First Supplemental Indenture, dated January 26, 2012, among ONEOK, Inc. and U.S. Bank National
Association, as trustee, with respect to the 4.25 percent Senior Notes due 2022 (incorporated by reference to
Exhibit 4.2 to ONEOK, Inc.’s Current Report on Form 8-K filed January 26, 2012 (File No. 1-13643)).

10
ONEOK, Inc. Long-Term Incentive Plan (incorporated by reference from Exhibit 10(a) to ONEOK, Inc.’s
Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed March 14, 2002 (File No.
1-13643).

10.1
ONEOK, Inc. Stock Compensation Plan for Non-Employee Directors (incorporated by reference from
Exhibit 99 to ONEOK, Inc.’s Registration Statement on Form S-8 filed January 25, 2001 (File No.
333-95039)).

10.2
ONEOK, Inc. Supplemental Executive Retirement Plan terminated and frozen December 31, 2004
(incorporated by reference from Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K filed
December 20, 2004 (File No. 1-13643)).

10.3
ONEOK, Inc. 2005 Supplemental Executive Retirement Plan, as amended and restated, dated December 18,
2008 (incorporated by reference from Exhibit 10.3 to ONEOK, Inc.’s Annual Report on Form 10-K for the
fiscal year ended December 31, 2008, filed February 25, 2009 (File No. 1-13643)).

10.4	Not used.

10.5
Form of Indemnification Agreement between ONEOK, Inc. and ONEOK, Inc. officers and directors, as amended, dated January 1, 2003 (incorporated by reference from Exhibit 10.4 to ONEOK, Inc.’s Annual
Report on Form 10-K for the fiscal year ended December 31, 2002, filed March 10, 2003 (File No.
1-13643)).

10.6	Amended and Restated ONEOK, Inc. Annual Officer Incentive Plan (incorporated by reference from Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K filed May 27, 2009 (File No. 1-13643)).

10.7
ONEOK, Inc. Employee Nonqualified Deferred Compensation Plan, as amended and restated December 16,
2004 (incorporated by reference from Exhibit 10.3 to ONEOK, Inc.’s Current Report on Form 8-K filed
December 20, 2004 (File No. 1-13643)).

10.8
ONEOK, Inc. 2005 Nonqualified Deferred Compensation Plan, as amended and restated, dated December
18, 2008 (incorporated by reference from Exhibit 10.8 to ONEOK, Inc.’s Annual Report on Form 10-K for
the fiscal year ended December 31, 2008, filed February 25, 2009 (File No. 1-13643)).

10.9
ONEOK, Inc. Deferred Compensation Plan for Non-Employee Directors, as amended and restated, dated
December 18, 2008 (incorporated by reference from Exhibit 10.9 to ONEOK, Inc.’s Annual Report on
Form 10-K for the fiscal year ended December 31, 2008, filed February 25, 2009 (File No. 1-13643)).

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
1-13643)).

10.13
Amended and Restated Limited Liability Company Agreement of Overland Pass Pipeline Company LLC
entered into between ONEOK Overland Pass Holdings, L.L.C. and Williams Field Services Company, LLC
dated May 31, 2006 (incorporated by reference to Exhibit 10.6 to ONEOK Partners, L.P.’s Quarterly Report
on Form 10-Q for the quarter ended June 30, 2006, filed August 4, 2006 (File No. 1-12202)).

10.14	Form of ONEOK, Inc. Officer Change in Control Severance Plan (incorporated by reference from Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K filed July 22, 2011 (File No. 1-13643)).

10.15
First Amendment to Credit Agreement, dated as of March 28, 2013, among ONEOK, Inc., as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, swing-line lender, and a letter of credit issuer, and JPMorgan Chase Bank, N.A. and The Royal Bank of Scotland plc, as letter of credit issuers
(incorporated by reference to Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K filed on April 2,
2013 (File No. 1-13643)).

10.16
Amendment No. 1 to the Equity Distribution Agreement dated January 13, 2013, by and between
ONEOK Partners, L.P. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 1.2 to
ONEOK Partners, L.P.’s Registration Statement on Form S-3 filed January 10, 2013 (File No. 1-12202)).

10.17
Form of Restricted Unit Stock Bonus Award Agreement, as amended and restated effective February 20,
2013 (incorporated by reference to Exhibit 10.1 to ONEOK, Inc.’s Form 8-K filed February 22, 2013 (File
No. 1-13643)).

10.18
Form of Performance Unit Award Agreement, as amended and restated effective February 20, 2013
(incorporated by reference to Exhibit 10.2 to ONEOK, Inc.’s Form 8-K filed February 22, 2013 (File No.
1-13643)).

10.19
Form of Restricted Unit Stock Bonus Award Agreement dated February 15, 2012 (incorporated by reference to Exhibit 10.19 to ONEOK, Inc.’s Form 10-K filed February 21, 2012, for the fiscal year ended
December 31, 2011 (File No. 1-13643)).

10.20
Form of Performance Unit Award Agreement dated February 15, 2012 (incorporated by reference to Exhibit
10.20 to ONEOK, Inc.’s Form 10-K filed February 21, 2012, for the fiscal year ended December 31,
2011 (File No. 1-13643)).

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

10.25
Letter Agreement between ONEOK, Inc. and John W. Gibson dated as of December 9, 2013 (incorporated by reference to Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K filed on December 10, 2013
(File No. 1-13643)).

10.26
Credit Agreement, dated August 1, 2011, among ONEOK Partners, L.P., as borrower, the lenders party thereto, Citibank, N.A., as administrative agent, swing-line lender and a letter-of-credit issuer, and Barclays
Bank and Wells Fargo Bank, N.A., as letter-of-credit issuers (incorporated by reference from Exhibit 10.1 to
ONEOK Partners, L.P.’s Current Report on Form 8-K filed August 2, 2011 (File No. 1-12202)).

10.27
Guaranty Agreement, dated August 1, 2011, by ONEOK Partners Intermediate Limited Partnership in
favor of the Citibank, N.A., as administrative agent (incorporated by reference from Exhibit 10.2 to
ONEOK Partners, L.P.’s Current Report on Form 8-K filed August 2, 2011 (File No. 1-12202)).

10.28	Not used.

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
2012 (File No. 1-12202)).

10.30
Extension Agreement, dated August 1, 2012, among ONEOK Partners, L.P., as Borrower, the lenders party thereto and Citibank, N.A., as administrative agent, swing-line lender and letter-of-credit issuer
(incorporated by reference from Exhibit 10.1 to ONEOK Partners, L.P.’s Quarterly Report on 10-Q for the
quarter ended June 30, 2012, filed August 1, 2012 (File No. 1-12202)).

10.31	Not used.

10.32
Services Agreement among ONEOK, Inc., Northern Plains Natural Gas Company, LLC, NBP Services,
LLC, Northern Border Partners, L.P. and Northern Border Intermediate Limited Partnership executed April
6, 2006, but effective as of April 1, 2006 (incorporated by reference from Exhibit 10.1 to ONEOK, Inc.’s
Current Report on Form 8-K filed April 12, 2006 (File No. 1-13643)).

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

10.35	Form of 2013 Additional Restricted Unit Stock Bonus Award Agreement, effective February 19, 2014.

10.36	Form of 2013 Additional Performance Unit Award Agreement, effective February 19, 2014.

10.37	ONEOK, Inc. Profit-Sharing Plan dated January 1, 2005 (incorporated by reference from Exhibit 99 to ONEOK, Inc.’s Registration Statement on Form S-8 filed December 30, 2004 (File No. 333-121769)).

10.38	Not used.

10.39
Form of Non-Statutory Stock Option Agreement (incorporated by reference from Exhibit 10.1 to ONEOK,
Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed November 3, 2004
(File No. 1-13643)).

10.40
Underwriting Agreement, dated August 7, 2013, among ONEOK Partners, L.P. and Morgan Stanley & Co.
LLC, Barclays Capital Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities,
LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed on August 12, 2013 (File No. 1-12202)).

10.41
Underwriting Agreement, dated September 9, 2013, among ONEOK Partners, L.P. and ONEOK Partners
Intermediate Limited Partnership and RBS Securities Inc., Merrill Lynch, Pierce, Fenner & Smith
Incorporated and Deutsche Bank Securities Inc., as representatives of the several underwriters named therein
(incorporated by reference to Exhibit 1.1 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed on
September 12, 2013 (File No. 1-12202)).

10.42
Amendment Agreement, dated as of December 20, 2013, among ONEOK, Inc., Bank of America, N.A., as administrative agent, swing-line lender, a letter of credit issuer and a lender, and the other lenders and letter of credit issuers parties thereto (including the Amended and Restated Credit Agreement attached as an annex thereto) (incorporated by reference to Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K
filed on December 23, 2013 (File No. 1-13643)).

10.43
Amendment Agreement, dated as of December 20, 2013, among ONEOK Partners, L.P., Citibank, N.A., as administrative agent, swing-line lender, a letter of credit issuer and a lender, and the other lenders and letter of credit issuers parties thereto (including the Amended and Restated Credit Agreement attached as an annex thereto) (incorporated by reference to Exhibit 10.1 to ONEOK Partners, L.P.’s Current Report on Form 8-K
filed on December 23, 2013 (File No. 1-12202)).

10.44
ONEOK, Inc. Equity Compensation Plan, as amended and restated, dated December 18, 2008 (incorporated by reference from Exhibit 10.44 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended
December 31, 2008, filed February 25, 2009 (File No. 1-13643)).

10.45
Credit Agreement, dated as of December 20, 2013, among ONE Gas, Inc., Bank of America, N.A., as administrative agent, swing-line lender and a letter of credit issuer, and the other lenders and letter of credit issuers parties thereto (incorporated by reference to Exhibit 10.2 to ONEOK, Inc.’s Current Report on Form
8-K filed on December 23, 2013 (File No. 1-13643)).

10.46
Tax Matters Agreement, dated as of January 14, 2014, by and between ONE Gas, Inc. and ONEOK, Inc.
(incorporated by reference to Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K filed January 15,
2014 (File No. 1-13643)).

10.47
Transition Services Agreement, dated January 14, 2014, by and between ONE Gas, Inc. and ONEOK, Inc.
(incorporated by reference to Exhibit 10.2 to ONEOK, Inc.’s Current Report on Form 8-K filed January 15,
2014 (File No. 1-13643)).

10.48
Employee Matters Agreement, dated January 14, 2014, by and between ONE Gas, Inc. and ONEOK, Inc.
(incorporated by reference to Exhibit 10.3 to ONEOK, Inc.’s Current Report on Form 8-K filed January 15,
2014 (File No. 1-13643)).

10.49	Form of 2012 Additional Restricted Unit Stock Bonus Award Agreement, effective February 19, 2014.

10.50	Form of 2012 Additional Performance Unit Award Agreement, effective February 19, 2014.

10.51
Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners,
L.P. dated July 20, 2007 (incorporated by reference to Exhibit 3.1 to ONEOK Partners, L.P.’s Quarterly
Report on Form 10-Q for the quarter ended June 30, 2007, filed August 3, 2007 (File No. 1-12202)).

10.52
Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners,
L.P. dated July 12, 2011 (incorporated by reference to Exhibit 3.1 to ONEOK Partners, L.P.’s Current Report
on Form 8-K filed July 13, 2011 (File No. 1-12202)).

10.53
Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of ONEOK
Partners GP, L.L.C. effective July 14, 2009 (incorporated by reference to Exhibit 10.1 to ONEOK Partners,
L.P.’s Current Report on Form 8-K filed February 17, 2012 (File No. 1-12202)).

10.54	Form of 2014 Restricted Unit Award Agreement, effective February 19, 2014.

10.55	Form of 2014 Performance Unit Award Agreement, effective February 19, 2014.

10.56
First Amended and Restated Limited Liability Company Agreement of ONEOK ILP GP, L.L.C. effective
July 14, 2009 (incorporated by reference to Exhibit 99.2 to ONEOK Partners, L.P.’s Current Report on Form
8-K filed July 17, 2009 (File No. 1-12202)).

10.57	Not used.

10.58	Not used.

10.59
Form of Restricted Unit Stock Bonus Award Agreement (incorporated by reference from Exhibit 10.59 to
ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed February
22, 2011 (File No. 1-13643)).

10.60
Form of Performance Unit Award Agreement (incorporated by reference from Exhibit 10.60 to ONEOK,
Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed February 22, 2011
(File No. 1-13643)).

10.61
Accelerated Share Repurchase Agreement dated June 11, 2012, by and between ONEOK, Inc. and Goldman
Sachs & Co. (incorporated by reference to Exhibit 10.1 to ONEOK, Inc.’s Quarterly Report on Form 10-Q
for the quarter ended June 30, 2012, filed August 1, 2012 (File No. 1-12202)).

10.62
ONEOK, Inc. Employee Stock Purchase Plan as amended and restated effective May 23, 2012
(incorporated by reference to Exhibit 10.2 to ONEOK, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed August 1, 2012 (File No. 1-12202)).

12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2013, 2012, 2011, 2010 and 2009.

21	Required information concerning the registrant’s subsidiaries.

23	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

31.1	Certification of Terry K. Spencer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Derek S. Reiners pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Terry K. Spencer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Derek S. Reiners pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this Annual Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Balance Sheets at December 31, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; (vi) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Annual Report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2014		ONEOK, Inc.
Registrant

	By:	/s/ Derek S. Reiners
Derek S. Reiners
Senior Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 25th day of February 2014.

/s/ John W. Gibson	/s/ Terry K. Spencer
John W. Gibson	Terry K. Spencer
Chairman of the Board	President, Chief Executive Officer and
Director

/s/ Derek S. Reiners	/s/ Sheppard F. Miers III
Derek S. Reiners	Sheppard F. Miers III
Senior Vice President,	Vice President and
Chief Financial Officer and Treasurer	Chief Accounting Officer

/s/ James C. Day	/s/ Julie H. Edwards
James C. Day	Julie H. Edwards
Director	Director

/s/ William L. Ford	/s/ Bert H. Mackie
William L. Ford	Bert H. Mackie
Director	Director

/s/ Steven J. Malcolm	/s/ Jim W. Mogg
Steven J. Malcolm	Jim W. Mogg
Director	Director

/s/ Pattye L. Moore	/s/ Gary D. Parker
Pattye L. Moore	Gary D. Parker
Director	Director

/s/ Eduardo A. Rodriguez
Eduardo A. Rodriguez
Director