Form 10-Q
period 2014-03-31
ONEOK INC /NEW/
filed 2014-05-07
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014.
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
Yes __ No X

On April 29, 2014, the Company had 207,868,687 shares of common stock outstanding.

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

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2013
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bighorn Gas Gathering	Bighorn Gas Gathering, L.L.C.
Btu	British thermal units, a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit
CFTC	Commodities Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act Amendments of 1972, as amended
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOT	United States Department of Transportation
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
KDHE	Kansas Department of Health and Environment
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
MMBbl	Million barrels
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Policy Act	Natural Gas Policy Act of 1978, as amended
NGL(s)	Natural gas liquid(s)
NGL products	Marketable natural gas liquids purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
Northern Border Pipeline	Northern Border Pipeline Company
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
ONE Gas	ONE Gas, Inc.
ONEOK	ONEOK, Inc.
ONEOK Credit Agreement	ONEOK’s $300 million Amended and Restated Revolving Credit Agreement dated January 31, 2014
ONEOK Partners	ONEOK Partners, L.P.
ONEOK Partners Credit Agreement	ONEOK Partners’ $1.7 billion Amended and Restated Revolving Credit Agreement dated January 31, 2014
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and the sole general partner of ONEOK Partners
OPIS	Oil Price Information Service
Overland Pass Pipeline Company	Overland Pass Pipeline Company LLC

Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P., as amended
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
S&P	Standard & Poor’s Ratings Services
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Viking Gas Transmission	Viking Gas Transmission Company
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended
	March 31,
(Unaudited)	2014	2013
	(Thousands of dollars, except per share amounts)
Revenues
Commodity sales	$2,806,729	$2,198,794
Services	356,567	319,161
Total revenues	3,163,296	2,517,955
Cost of sales and fuel	2,652,669	2,146,848
Net margin	510,627	371,107
Operating expenses
Operations and maintenance	126,726	121,405
Depreciation and amortization	67,414	55,283
General taxes	22,385	19,730
Total operating expenses	216,525	196,418
Gain (loss) on sale of assets	15	41
Operating income	294,117	174,730
Equity earnings from investments (Note K)	33,659	25,855
Allowance for equity funds used during construction	10,971	9,087
Other income	1,409	5,622
Other expense	(25,534)	(1,501)
Interest expense (net of capitalized interest of $15,768 and $12,605, respectively)	(94,901)	(64,486)
Income before income taxes	219,721	149,307
Income taxes	(14,984)	(38,804)
Income from continuing operations	204,737	110,503
Income from discontinued operations, net of tax (Note B)	1,774	55,202
Net income	206,511	165,705
Less: Net income attributable to noncontrolling interests	112,996	53,184
Net income attributable to ONEOK	$93,515	$112,521
Amounts attributable to ONEOK:
Income from continuing operations	$91,741	$57,319
Income from discontinued operations	1,774	55,202
Net income	$93,515	$112,521
Basic earnings per share:
Income from continuing operations (Note I)	$0.44	$0.28
Income from discontinued operations	0.01	0.27
Net income	$0.45	$0.55
Diluted earnings per share:
Income from continuing operations (Note I)	$0.44	$0.27
Income from discontinued operations	0.01	0.27
Net income	$0.45	$0.54
Average shares (thousands)
Basic	209,130	205,479
Diluted	210,166	209,458
Dividends declared per share of common stock	$0.40	$0.36
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Unaudited)	2014	2013
	(Thousands of dollars)
Net income	$206,511	$165,705
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on energy marketing and risk-management assets/liabilities, net of tax of $10,228 and $3,958, respectively	(49,926)	(13,652)
Realized (gains) losses in net income, net of tax of $(13,017) and $(4,695), respectively	37,527	7,295
Unrealized holding gains (losses) on available-for-sale securities, net of tax of $12 and $38, respectively	(76)	(62)
Change in pension and postretirement benefit plan liability, net of tax of $(2,567) and $4,708 respectively	3,851	(7,462)
Total other comprehensive income (loss), net of tax	(8,624)	(13,881)
Comprehensive income	197,887	151,824
Less: Comprehensive income attributable to noncontrolling interests	95,687	45,658
Comprehensive income attributable to ONEOK	$102,200	$106,166
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Unaudited)	2014	2013
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$210,227	$145,565
Accounts receivable, net	883,673	1,109,510
Natural gas and natural gas liquids in storage	231,237	188,286
Commodity imbalances	82,979	80,481
Other current assets	102,089	133,010
Assets of discontinued operations (Note B)	146,122	747,872
Total current assets	1,656,327	2,404,724
Property, plant and equipment
Property, plant and equipment	11,313,498	10,970,256
Accumulated depreciation and amortization	1,802,704	1,738,302
Net property, plant and equipment	9,510,794	9,231,954
Investments and other assets
Investments in unconsolidated affiliates (Note K)	1,229,054	1,229,838
Goodwill and intangible assets	1,021,620	1,024,562
Other assets	202,626	224,353
Assets of discontinued operations (Note B)	32,713	3,626,050
Total investments and other assets	2,486,013	6,104,803
Total assets	$13,653,134	$17,741,481
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)
	March 31,	December 31,
(Unaudited)	2014	2013
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt	$10,650	$10,650
Notes payable (Note E)	125,000	564,462
Accounts payable	1,155,114	1,273,102
Commodity imbalances	216,750	213,577
Accrued interest	102,831	109,099
Other current liabilities	127,697	103,752
Liabilities of discontinued operations (Note B)	153,682	455,688
Total current liabilities	1,891,724	2,730,330
Long-term debt, excluding current maturities (Note F)	7,199,029	7,753,657
Deferred credits and other liabilities
Deferred income taxes	1,144,348	1,146,562
Other deferred credits	229,277	217,522
Liabilities of discontinued operations (Note B)	61,049	1,048,230
Total deferred credits and other liabilities	1,434,674	2,412,314
Commitments and contingencies (Note M)
Equity (Note G)
ONEOK shareholders’ equity:
Common stock, $0.01 par value: authorized 600,000,000 shares; issued 245,811,180 shares and outstanding 207,865,891 shares at March 31, 2014; issued 245,811,180 shares and outstanding 206,618,877 shares at December 31, 2013	2,458	2,458
Paid-in capital	1,377,023	1,433,600
Accumulated other comprehensive loss (Note H)	(109,913)	(121,987)
Retained earnings	280,242	2,020,815
Treasury stock, at cost: 37,945,289 shares at March 31, 2014, and 39,192,203 shares at December 31, 2013	(965,310)	(997,035)
Total ONEOK shareholders’ equity	584,500	2,337,851
Noncontrolling interests in consolidated subsidiaries	2,543,207	2,507,329
Total equity	3,127,707	4,845,180
Total liabilities and equity	$13,653,134	$17,741,481
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,
(Unaudited)	2014	2013
	(Thousands of dollars)
Operating activities
Net income	$206,511	$165,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,768	90,221
Charges attributable to exit activities	1,739	—
Equity earnings from investments	(33,659)	(25,855)
Distributions received from unconsolidated affiliates	30,345	23,495
Deferred income taxes	16,301	68,107
Share-based compensation expense	4,450	16,756
Pension and postretirement benefit expense, net of contributions	8,502	18,381
Allowance for equity funds used during construction	(10,971)	(9,087)
Gain on sale of assets	(15)	(41)
Other	—	(2,227)
Changes in assets and liabilities:
Accounts receivable	112,780	90,953
Natural gas and natural gas liquids in storage	63,844	214,541
Accounts payable	27,817	(103,690)
Commodity imbalances, net	3,555	(56,301)
Settlement of exit activities liabilities	(12,176)	—
Accrued interest	(6,397)	14,288
Other assets and liabilities, net	(1,011)	(33,748)
Cash provided by operating activities	490,383	471,498
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(429,525)	(501,065)
Acquisition	(14,000)	—
Contributions to unconsolidated affiliates	(627)	(3,036)
Distributions received from unconsolidated affiliates	4,725	6,698
Proceeds from sale of assets	93	2,596
Cash used in investing activities	(439,334)	(494,807)
Financing activities
Repayment of notes payable, net	(439,462)	(265,920)
Issuance of ONE Gas, Inc. debt, net of discounts	1,199,994	—
ONE Gas, Inc. long-term debt financing costs	(9,663)	—
Repayment of debt	(551,933)	(1,975)
Issuance of common stock	3,020	2,831
Issuance of common units, net of issuance costs	52,839	12,819
Dividends paid	(83,275)	(73,781)
Cash of ONE Gas, Inc. at separation	(60,000)	—
Distributions to noncontrolling interests	(101,655)	(90,336)
Cash provided by (used in) financing activities	9,865	(416,362)
Change in cash and cash equivalents	60,914	(439,671)
Change in cash and cash equivalents included in discontinued operations	3,748	(2,372)
Change in cash and cash equivalents included in continuing operations	64,662	(442,043)
Cash and cash equivalents at beginning of period	145,565	579,578
Cash and cash equivalents at end of period	$210,227	$137,535
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ONEOK Shareholders’ Equity
(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)
	(Shares)	(Thousands of dollars)
January 1, 2014	245,811,180	$2,458	$1,433,600	$(121,987)
Net income	—	—	—	—
Other comprehensive income (loss)	—	—	—	8,685
Common stock issued	—	—	(24,146)	—
Common stock dividends - $0.40 per share	—	—	—	—
Issuance of common units of ONEOK Partners	—	—	10,996	—
Distribution of ONE Gas to shareholders (Note B)	—	—	—	3,389
Distributions to noncontrolling interests	—	—	—	—
Other	—	—	(43,427)	—
March 31, 2014	245,811,180	$2,458	$1,377,023	$(109,913)
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Continued)
	ONEOK Shareholders’ Equity
(Unaudited)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2014	$2,020,815	$(997,035)	$2,507,329	$4,845,180
Net income	93,515	—	112,996	206,511
Other comprehensive income (loss)	—	—	(17,309)	(8,624)
Common stock issued	—	31,725	—	7,579
Common stock dividends - $0.40 per share	(83,275)	—	—	(83,275)
Issuance of common units of ONEOK Partners	—	—	41,846	52,842
Distribution of ONE Gas to shareholders (Note B)	(1,750,813)	—	—	(1,747,424)
Distributions to noncontrolling interests	—	—	(101,655)	(101,655)
Other	—	—	—	(43,427)
March 31, 2014	$280,242	$(965,310)	$2,543,207	$3,127,707

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented.  All such adjustments are of a normal recurring nature. The 2013 year-end consolidated balance sheet data was derived from our audited financial statements but does not include all disclosures required by GAAP.  These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements in our Annual Report.

Our significant accounting policies are consistent with those disclosed in Note A of the Notes to Consolidated Financial Statements in our Annual Report.

Organization and Nature of Operations - On January 31, 2014, we completed the separation of our natural gas distribution business into a stand-alone publicly traded company called ONE Gas. On March 31, 2014, we completed the accelerated wind down of our energy services business. ONEOK and its subsidiaries continue to be the sole general partner and own limited partner units of ONEOK Partners (NYSE: OKS), which together represented an aggregate 41.0 percent interest in ONEOK Partners at March 31, 2014. The results of operations for our former natural gas distribution and energy services businesses have been classified as discontinued operations for all periods presented. See Note B for additional information.

Unless indicated otherwise, the information in the Notes to the Consolidated Financial Statements relates to our continuing operations.

Change in Reportable Segments - Following the separation of our natural gas distribution business into ONE Gas and wind down of our energy services business, our chief operating decision maker reviews the financial performance of each of the three businesses of ONEOK Partners on a regular basis to assess the performance of, and allocate resources to, ONEOK Partners. As a result, our reportable segments have changed to reflect the three business segments of ONEOK Partners, which include the following:

•	the Natural Gas Gathering and Processing segment, which gathers, treats and processes natural gas;

•	the Natural Gas Liquids segment, which gathers, treats, fractionates and transports NGLs and stores, markets and distributes NGL products; and

•	the Natural Gas Pipelines segment, which operates regulated interstate and intrastate natural gas transmission pipelines and natural gas storage facilities.

We have reflected the change in reporting segments for all periods presented. See Note N for additional information.

Income Taxes - Deferred income taxes are recorded for the difference between the financial statement and income tax basis of assets and liabilities and carryforward items, based on income tax laws and rates existing at the time the temporary differences are expected to reverse. Deferred tax liabilities and deferred income tax expense were reduced by $34.6 million in the first quarter 2014 due to a reduction in our estimate of the effective state income tax rate to reflect a change in the mix of taxable income in the states in which we now operate, resulting from the separation of our former natural gas distribution business and the wind down of our energy services business. We also recorded a valuation allowance of $8.2 million for state tax credits as it is more likely than not that we will not be able to utilize these credits as a result of the separation of our former natural gas distribution business and the wind down of our energy services business. Together, these adjustments resulted in a net $26.4 million reduction in deferred tax liabilities and deferred income tax expense.

Recently Issued Accounting Standards Update - In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which alters the definition of a discontinued operation to include only asset disposals that represent a strategic shift with a major effect on an entity's operations and financial results.  The amendments also require more extensive disclosures about a discontinued operation’s assets, liabilities, income, expenses and cash flows. This guidance will be effective for interim and annual periods for all assets that are disposed of or classified as being held for sale in fiscal years that begin on or after December 15, 2014. We will adopt this guidance beginning in the first quarter 2015, and we are evaluating the impact on us.

B.	DISCONTINUED OPERATIONS

Separation of ONE Gas - On January 31, 2014, we completed the separation of ONE Gas. ONE Gas consists of ONEOK’s former natural gas distribution business that includes Kansas Gas Service, Oklahoma Natural Gas and Texas Gas Service. ONEOK shareholders of record at the close of business on January 21, 2014, retained their shares of ONEOK stock and received one share of ONE Gas stock for every four shares of ONEOK stock owned in a transaction that was tax-free to ONEOK and its shareholders. ONE Gas shares were distributed following the close of business on January 31, 2014. We retained no ownership interest in ONE Gas. On the date of the separation, ONE Gas consisted of approximately $4.3 billion of assets, $2.6 billion of liabilities and $1.7 billion of equity, and the separation was accounted for as a noncash activity. These balances included certain estimates that we expect to be finalized in the second quarter of 2014.

Wind Down of Energy Services Business - On March 31, 2014, we completed the accelerated wind down of our energy services business. We executed an agreement to release a nonaffiliated, third-party natural gas storage contract to a third party, resulting in a noncash charge of $1.7 million for the three months ended March 31, 2014. All of the remaining natural gas transportation and storage contracts not previously released or assigned expired on their own terms on or before March 31, 2014. Our energy services business continued to serve its contracted premium-services until these remaining contracts expired on or before March 31, 2014. Our energy services business was classified as discontinued operations, effective at the close of business March 31, 2014, when substantially all operations ceased.

The following table summarizes the change in our liability related to released capacity contracts for the period indicated:

Three Months Ended
March 31, 2014
(Millions of dollars)
Beginning balance	$122.0
Noncash charges	1.7
Settlements	(12.8)
Accretion	0.6
Ending balance	$111.5

We expect future cash payments associated with previously released transportation and storage capacity from the wind down of our energy services business to be approximately $68 million on an after-tax basis, with approximately $23 million paid in the remainder of 2014, $23 million in 2015, $11 million in 2016 and $11 million over the period 2017 through 2023. These cash flows are not considered direct cash flows of the continuing entities of ONEOK, as they are contractually obligated payments of the discontinued business, are not generating any further expenses in the results of operations and are not part of the operations of our continuing entities.

Results of Operations of Discontinued Operations - The results of operations for our former natural gas distribution and energy services businesses have been reported as discontinued operations for all periods presented. The tables below provide selected financial information reported in discontinued operations in the Consolidated Statements of Income:

	Three Months Ended
	March 31, 2014
	Natural Gas Distribution		Energy Services	Total
	(Thousands of dollars)
Revenues	$287,249		$353,404	$640,653
Cost of sales and fuel	190,893		364,648	555,541
Net margin	96,356		(11,244)	85,112
Operating costs	59,431	(a)	3,127	62,558
Depreciation and amortization	11,035		319	11,354
Operating income (loss)	25,890		(14,690)	11,200
Other income (expense), net	(888)		(7)	(895)
Interest expense, net	(4,592)		(413)	(5,005)
Income taxes	(10,670)		7,144	(3,526)
Income from discontinued operations, net	$9,740		$(7,966)	$1,774
(a) - Includes approximately $21.7 million of costs related to the ONE Gas separation.

	Three Months Ended
	March 31, 2013
	Natural Gas Distribution	Energy Services	Total
	(Thousands of dollars)
Revenues	$635,931	$470,195	$1,106,126
Cost of sales and fuel	384,257	469,521	853,778
Net margin	251,674	674	252,348
Operating costs	113,403	4,888	118,291
Depreciation and amortization	34,867	71	34,938
Operating income (loss)	103,404	(4,285)	99,119
Other income (expense), net	619	28	647
Interest expense, net	(15,306)	(645)	(15,951)
Income taxes	(30,288)	1,675	(28,613)
Income from discontinued operations, net	$58,429	$(3,227)	$55,202

Prior to the ONE Gas separation, natural gas sales and transportation and storage services provided to our former natural gas distribution business by ONEOK Partners were $7.5 million and $13.8 million for the three months ended March 31, 2014 and 2013, respectively. Prior to February 1, 2014, these revenues and related costs were eliminated in consolidation. Beginning February 1, 2014, these revenues represent third-party transactions with ONE Gas and are not eliminated in consolidation, as such sales and services have continued subsequent to the separation and are expected to continue in future periods.

Prior to the completion of the wind down process, natural gas and natural gas liquids sales and transportation and storage services provided to our energy services business by ONEOK Partners were $46.0 million and $68.8 million for the three months ended March 31, 2014 and 2013, respectively. While these transactions were eliminated previously in consolidation, they are reflected now as affiliate transactions and no longer eliminated in consolidation.

Statement of Financial Position of Discontinued Operations - The following table presents the carrying value of assets and liabilities of our former natural gas distribution and energy services businesses included in assets and liabilities of discontinued operations in the Consolidated Balance Sheets for the period presented:

	December 31, 2013
	Natural Gas Distribution	Energy Services	Total
	(Thousands of dollars)
Assets
Cash and cash equivalents	$3,535	$213	$3,748
Accounts receivable, net	368,214	87,315	455,529
Gas and natural gas liquids in storage	166,128	62,663	228,791
Other current assets	30,328	29,476	59,804
Net property, plant and equipment	3,065,272	279	3,065,551
Goodwill	157,953	—	157,953
Other assets	402,161	385	402,546
Total assets	$4,193,591	$180,331	$4,373,922
Liabilities
Current maturities of long-term debt	$6	$—	$6
Accounts payable	168,785	77,287	246,072
Other current liabilities	168,964	40,646	209,610
Long-term debt, excluding current maturities	1,318	—	1,318
Deferred income taxes	826,921	(35,221)	791,700
Other deferred credits	184,214	70,998	255,212
Total liabilities	$1,350,208	$153,710	$1,503,918

At March 31, 2014, the major classes of assets and liabilities in discontinued operations related to our energy services business. These amounts consisted of current assets, which included accounts receivable of $124.0 million and current tax assets of $15.8 million; noncurrent assets, which included deferred tax assets of $32.0 million; current liabilities, which included accounts payable of $112.8 million, capacity release obligations of $50.1 million and current tax liabilities of $26.3 million; and noncurrent liabilities, which included $61.4 million of noncurrent capacity release obligations.

C.	FAIR VALUE MEASUREMENTS

Determining Fair Value - We define fair value as the price that would be received from the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date.  We use market and income approaches to determine the fair value of our assets and liabilities and consider the markets in which the transactions are executed.  We measure the fair value of groups of financial assets and liabilities consistent with how a market participant would price the net risk exposure at the measurement date.

In the first quarter 2014, outstanding commodity derivative positions with third parties entered into by our energy services business on ONEOK Partners’ behalf were transferred to ONEOK Partners. In the future, ONEOK Partners expects to enter into commodity derivative financial contracts directly with unaffiliated third parties.

While many of the contracts in ONEOK Partners’ portfolio are executed in liquid markets where price transparency exists, some contracts are executed in markets for which market prices may exist, but the market may be relatively inactive.  This results in limited price transparency that requires management’s judgment and assumptions to estimate fair values.  For certain transactions, ONEOK Partners utilizes modeling techniques using NYMEX-settled pricing data, historical correlations of NGL product prices to crude oil prices and implied forward LIBOR curves. Inputs into ONEOK Partners’ fair value estimates include commodity-exchange prices, over-the-counter quotes, historical correlations of pricing data and LIBOR and other liquid money-market instrument rates.  ONEOK Partners also utilizes internally developed basis curves that incorporate observable and unobservable market data.  ONEOK Partners validates its valuation inputs with third-party information and settlement prices from other sources, where available.

In addition, as prescribed by the income approach, ONEOK Partners computes the fair value of its derivative portfolio by discounting the projected future cash flows from its derivative assets and liabilities to present value using interest-rate yields to calculate present-value discount factors derived from LIBOR, Eurodollar futures and interest-rate swaps.  ONEOK Partners also takes into consideration the potential impact on market prices of liquidating positions in an orderly manner over a reasonable period of time under current market conditions.  It considers current market data in evaluating counterparties’, as well as its own, nonperformance risk, net of collateral, by using specific and sector bond yields and monitoring the credit default swap markets.  Although ONEOK Partners uses its best estimates to determine the fair value of the derivative contracts it has executed, the ultimate market prices realized could differ from its estimates, and the differences could be material.

The fair value of ONEOK Partners’ forward-starting interest-rate swaps is determined using financial models that incorporate the implied forward LIBOR yield curve for the same period as the future interest-rate swap settlements.

Fair Value Hierarchy - At each balance sheet date, we and ONEOK Partners utilize a fair value hierarchy to classify fair value amounts recognized or disclosed in the financial statements based on the observability of inputs used to estimate such fair value. The levels of the hierarchy are described below:

•
Level 1 - fair value measurements are based on unadjusted quoted prices in active markets, including NYMEX-settled prices and actively quoted prices for equity securities. These balances are comprised predominantly of exchange-traded derivative contracts for natural gas and crude oil. Also included in Level 1 are equity securities.

•
Level 2 - fair value measurements are based on significant observable pricing inputs, such as NYMEX-settled prices for natural gas and crude oil, and financial models that utilize implied forward LIBOR yield curves for interest-rate swaps.

•
Level 3 - fair value measurements are based on inputs that may include one or more unobservable inputs, including internally developed basis curves that incorporate observable and unobservable market data, NGL price curves from broker quotes, market volatilities derived from the most recent NYMEX close spot prices and forward LIBOR curves, and adjustments for the credit risk of ONEOK Partners’ counterparties.  ONEOK Partners corroborates the data on which its fair value estimates are based using its market knowledge of recent transactions, analysis of historical correlations and validation with independent broker quotes.  These balances categorized as Level 3 are comprised of derivatives for natural gas and NGLs.  ONEOK Partners does not believe that its Level 3 fair value estimates have a material impact on its results of operations, as the majority of its derivatives are accounted for as hedges for which ineffectiveness is not material.

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for our continuing operations for the periods indicated:

	March 31, 2014
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Assets
Derivatives
Commodity contracts
Financial contracts	$133	$39	$542	$714	$(573)	$141
Physical contracts	—	—	3,332	3,332	(926)	2,406
Interest-rate contracts	—	38,384	—	38,384	—	38,384
Total derivatives	133	38,423	3,874	42,430	(1,499)	40,931
Available-for-sale investment securities (c)	1,480	—	—	1,480	—	1,480
Total assets	$1,613	$38,423	$3,874	$43,910	$(1,499)	$42,411
Liabilities
Derivatives
Commodity contracts
Financial contracts	$(3,099)	$(1,722)	$(401)	$(5,222)	$3,326	$(1,896)
Physical contracts	—	—	(1,501)	(1,501)	926	(575)
Interest-rate contracts	—	(4,574)	—	(4,574)	—	(4,574)
Total liabilities	$(3,099)	$(6,296)	$(1,902)	$(11,297)	$4,252	$(7,045)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis.  ONEOK Partners nets derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and ONEOK Partners.  At March 31, 2014, ONEOK Partners held no cash collateral and posted $2.8 million cash collateral with various counterparties.
(b) - Included in other current assets, other assets or other current liabilities in our Consolidated Balance Sheets.
(c) - Available-for-sale investment securities represent assets of ONEOK.

	December 31, 2013
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Assets
Derivatives
Commodity contracts
Financial contracts	$—	$3,657	$2,812	$6,469	$(1,746)	$4,723
Physical contracts	—	—	2,023	2,023	(946)	1,077
Interest-rate contracts	—	54,503	—	54,503	—	54,503
Total derivatives	—	58,160	4,835	62,995	(2,692)	60,303
Available-for-sale investment securities (c)	1,569	—	—	1,569	—	1,569
Total assets	$1,569	$58,160	$4,835	$64,564	$(2,692)	$61,872
Liabilities
Derivatives
Commodity contracts
Financial contracts	$—	$(2,953)	$(2,154)	$(5,107)	$1,746	$(3,361)
Physical contracts	—	—	(3,463)	(3,463)	946	(2,517)
Total derivative liabilities	$—	$(2,953)	$(5,617)	$(8,570)	$2,692	$(5,878)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis.  ONEOK Partners nets derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and ONEOK Partners. At December 31, 2013, we and ONEOK Partners had no cash collateral held or posted.
(b) - Included in other current assets, other assets or other current liabilities in our Consolidated Balance Sheets.
(c) - Available-for-sale investment securities represent assets of ONEOK.

The following table sets forth the reconciliation of our Level 3 fair value measurements for our continuing operations for the periods indicated:

	Three Months Ended
	March 31,
Derivative Assets (Liabilities)	2014	2013
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$(782)	$(2,423)
Total realized/unrealized gains (losses):
Included in earnings (a)	(928)	—
Included in other comprehensive income (loss)	(52)	(2,432)
Purchases, issuances and settlements	3,734	—
Net assets (liabilities) at end of period	$1,972	$(4,855)
(a) - Reported in commodity sales revenues and cost of sales and fuel in our Consolidated Statements of Income.

Realized/unrealized gains (losses) include the realization of ONEOK Partners’ derivative contracts through maturity. During the three months ended March 31, 2014 and 2013, gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the end of the period were not material.

ONEOK Partners recognizes transfers into and out of the levels in the fair value hierarchy as of the end of each reporting period.  During the three months ended March 31, 2014 and 2013, there were no transfers between levels.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $7.8 billion, and $8.2 billion at March 31, 2014, and December 31, 2013, respectively.  The book value of long-term debt, including current maturities, was $7.2 billion and $7.8 billion at March 31, 2014, and December 31, 2013, respectively.  The estimated fair value of the aggregate of ONEOK’s and ONEOK Partners’ senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities.  The estimated fair value of our consolidated long-term debt is classified as Level 2.

D.	RISK-MANAGEMENT AND HEDGING ACTIVITIES USING DERIVATIVES

Risk-Management Activities - ONEOK Partners is sensitive to changes in natural gas, crude oil and NGL prices, principally as a result of contractual terms under which these commodities are processed, purchased and sold.  ONEOK Partners uses physical-forward sales and financial derivatives to secure a certain price for a portion of its natural gas, condensate and NGL products.  ONEOK Partners follows established policies and procedures to assess risk and approve, monitor and report its risk-management activities.  ONEOK Partners has not used these instruments for trading purposes.  We and ONEOK Partners are also subject to the risk of interest-rate fluctuation in the normal course of business.

Commodity-price risk - ONEOK Partners is exposed to the risk of loss in cash flows and future earnings arising from adverse changes in the price of natural gas, NGLs and condensate.  ONEOK Partners uses the following commodity derivatives instruments to mitigate the commodity-price risk associated with a portion of the forecasted sales of these commodities:

•	Futures contracts - Standardized contracts to purchase or sell natural gas and crude oil for future delivery or settlement under the provisions of exchange regulations;

•
Forward contracts - Nonstandardized commitments between two parties to purchase or sell natural gas, crude oil or NGLs for future physical delivery. These contracts typically are nontransferable and only can be canceled with the consent of both parties; and

•
Swaps - Exchange of one or more payments based on the value of one or more commodities. This instrument transfers the financial risk associated with a future change in value between the counterparties of the transaction without also conveying ownership interest in the asset or liability.

ONEOK Partners’ Natural Gas Gathering and Processing segment is exposed to commodity-price risk as a result of receiving commodities in exchange for services associated with its POP contracts. ONEOK Partners is also exposed to basis risk between the various production and market locations where it receives and sells commodities.  As part of its hedging strategy, ONEOK Partners uses the previously described commodity derivative financial instruments and physical-forward contracts to minimize the impact of price fluctuations related to natural gas, NGLs and condensate.

ONEOK Partners’ Natural Gas Liquids segment is exposed to basis risk primarily as a result of the relative value of NGL purchases at one location and sales at another location. To a lesser extent, ONEOK Partners is exposed to commodity-price risk resulting from the relative values of the various NGL products to each other, NGLs in storage and the relative value of NGLs to natural gas. ONEOK Partners utilizes physical-forward contracts to reduce the impact of price fluctuations related to NGLs. At March 31, 2014, and December 31, 2013, there were no financial derivative instruments used in ONEOK Partners’ natural gas liquids operations.

ONEOK Partners’ Natural Gas Pipelines segment is exposed to commodity-price risk because its intrastate and interstate natural gas pipelines retain natural gas from its customers for operations or as part of its fee for services provided. When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by its customers, ONEOK Partners’ pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose it to commodity-price risk depending on the regulatory treatment for this activity. To the extent that commodity-price risk in its Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, ONEOK Partners uses physical-forward sales or purchases to reduce the impact of price fluctuations related to natural gas. At March 31, 2014, and December 31, 2013, there were no financial derivative instruments used in ONEOK Partners’ natural gas pipeline operations.

Interest-rate risk - We and ONEOK Partners manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts.

ONEOK Partners has forward-starting interest-rate swaps designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. At March 31, 2014, ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $400 million with settlement dates greater than 12 months and $500 million with settlement dates less than 12 months.

Accounting Treatment - We and ONEOK Partners record all derivative instruments at fair value, with the exception of normal purchases and normal sales that are expected to result in physical delivery.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it.

The table below summarizes the various ways in which we and ONEOK Partners account for derivative instruments and the impact on our consolidated financial statements:

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

Under certain conditions, we and ONEOK Partners designate derivative instruments as a hedge of exposure to changes in fair values or cash flows. We and ONEOK Partners formally document all relationships between hedging instruments and hedged items, as well as risk-management objectives, strategies for undertaking various hedge transactions and methods for assessing and testing correlation and hedge ineffectiveness. We and ONEOK Partners specifically identify the forecasted transaction that has been designated as the hedged item. We and ONEOK Partners assess the effectiveness of hedging relationships quarterly by performing an effectiveness analysis on fair value and cash flow hedging relationships to determine whether the hedge relationships are highly effective on a retrospective and prospective basis.  ONEOK Partners also documents normal purchases and normal sales transactions expected to result in physical delivery and that are exempted from derivative accounting treatment.

The presentation of settled derivative instruments on either a gross or net basis in our Consolidated Statements of Income is dependent on the relevant facts and circumstances of our different types of activities rather than based solely on the terms of the individual contracts.  All financially settled derivative instruments are reported on a net basis in revenues in our Consolidated Statements of Income.  The realized revenues and purchase costs of derivative instruments that are not considered held for trading purposes and nonderivative contracts are reported on a gross basis. Derivatives that qualify as normal purchases or normal sales that are expected to result in physical delivery are also reported on a gross basis.

Cash flows from futures, forwards and swaps that are accounted for as hedges are included in the same category as the cash flows from the related hedged items in our Consolidated Statements of Cash Flows.

Fair Values of Derivative Instruments - See Note C for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of derivative instruments for our continuing operations for the periods indicated:

	March 31, 2014		December 31, 2013
	Assets (a)	(Liabilities) (a)	Assets (a)	(Liabilities) (a)
	(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	$714	$(5,222)	$6,469	$(5,107)
Physical contracts	3,301	(1,501)	1,064	(3,463)
Interest-rate contracts	38,384	(4,574)	54,503	—
Total derivatives designated as hedging instruments	42,399	(11,297)	62,036	(8,570)
Derivatives not designated as hedging instruments
Commodity contracts
Physical contracts	31	—	959	—
Total derivatives not designated as hedging instruments	31	—	959	—
Total derivatives	$42,430	$(11,297)	$62,995	$(8,570)
(a) - ONEOK Partners’ derivative assets and liabilities are included on a net basis in other current assets, other assets or other current liabilities on our Consolidated Balance Sheets.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments for our continuing operations for the periods indicated:

		March 31, 2014		December 31, 2013
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures and swaps	—	(41.6)	—	(48.1)
- Crude oil and NGLs (MMbbl)	Futures, forwards and swaps	—	(3.7)	—	(4.0)
Basis
- Natural gas (Bcf)	Futures and swaps	—	(41.6)	—	(48.1)
Interest-rate contracts (Millions of dollars)	Forward-starting swaps	$900.0	$—	$400.0	$—

These notional quantities are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and consequently do not reflect ONEOK Partners’ actual exposure to market or credit risk.

Cash Flow Hedges - Accumulated other comprehensive income (loss) at March 31, 2014, includes losses of approximately $2.7 million, net of tax, related to these hedges that will be recognized within the next 21 months as the forecasted transactions affect earnings.  If prices remain at current levels, we will recognize $3.6 million in net losses over the next 12 months and net gains of $0.9 million thereafter.  The amount deferred in accumulated other comprehensive income (loss) attributable to our settled interest-rate swaps is a loss of $42.6 million, net of tax, which will be recognized over the life of the long-term, fixed-rate debt. We expect that losses of $4.8 million, will be reclassified into earnings during the next 12 months as the hedged items affect earnings. The remaining amounts in accumulated other comprehensive income (loss) are attributable primarily to ONEOK Partners’ forward-starting interest-rate swaps with future settlement dates, which will be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of ONEOK Partners’ debt.

The following table sets forth the effects of cash flow hedges recognized in other comprehensive income (loss) for our continuing operations for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Three Months Ended
	March 31,
	2014	2013
	(Thousands of dollars)
Commodity contracts	$(35,762)	$(19,768)
Interest-rate contracts	(20,693)	6,788
Total unrealized gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion)	$(56,455)	$(12,980)

The following table sets forth the effect of cash flow hedges on our Consolidated Statements of Income for our continuing operations for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Effective Portion)	Three Months Ended
		March 31,
		2014	2013
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues	$(26,419)	$2,566
Interest-rate contracts	Interest expense	(11,321)	(3,437)
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income on derivatives (effective portion)		$(37,740)	$(871)

Ineffectiveness related to our and ONEOK Partners’ cash flow hedges was not material for the three months ended March 31, 2014 and 2013.  In the event that it becomes probable that a forecasted transaction will not occur, ONEOK Partners will discontinue cash flow hedge treatment, which will affect earnings.

For the three months ended March 31, 2014, we reclassified losses of $4.6 million, net of taxes of $3.1 million, to interest expense from accumulated other comprehensive income (loss) due to the discontinuance of cash flow hedge treatment from the de-designation of interest-rate swaps related to the early retirement of long-term debt. See Note F for additional information. There were no gain or losses due to the discontinuance of cash flow hedge treatment during the three months ended March 31, 2013.

Credit Risk - In the first quarter 2014, outstanding commodity derivative positions with third parties entered into by our energy services business on ONEOK Partners’ behalf were transferred to ONEOK Partners. In the future, ONEOK Partners expects to enter into commodity derivative financial contracts directly with unaffiliated third parties.

We and ONEOK Partners monitor the creditworthiness of our counterparties and compliance with policies and limits established by our Risk Oversight and Strategy Committee. We and ONEOK Partners maintain credit policies on our counterparties that we and ONEOK Partners believe minimize overall credit risk.  These policies include an evaluation of potential counterparties’ financial condition (including credit ratings, bond yields and credit default swap rates), collateral requirements under certain circumstances and the use of standardized master-netting agreements that allow us to net the positive and negative exposures associated with a single counterparty.  ONEOK Partners has counterparties whose credit is not rated, and for those customers it uses internally developed credit ratings.

Some of ONEOK Partners’ derivative instruments contain provisions that require it to maintain an investment-grade credit rating from S&P and/or Moody’s.  If ONEOK Partners’ credit ratings on senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk in a net liability position at March 31, 2014.

The counterparties to ONEOK Partners’ derivative contracts consist primarily of major energy companies, financial institutions and commercial and industrial end-users.  This concentration of counterparties may affect ONEOK Partners’ overall exposure to credit risk, either positively or negatively, in that the counterparties may be affected similarly by changes in economic, regulatory or other conditions.  Based on ONEOK Partners’ policies, exposures, credit and other reserves, it does not anticipate a material adverse effect on its financial position or results of operations as a result of counterparty nonperformance.

E.	CREDIT FACILITIES AND SHORT-TERM NOTES PAYABLE

ONEOK Credit Agreement - The ONEOK Credit Agreement, which was amended and restated effective on January 31, 2014, and expires in January 2019, is a $300 million revolving credit facility and contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to Consolidated EBITDA (EBITDA, as defined in our ONEOK Credit Agreement) of no more than 4.0 to 1. Upon breach of certain covenants by us in the ONEOK Credit Agreement, amounts outstanding under the ONEOK Credit Agreement, if any, may become due and payable immediately. At March 31, 2014, ONEOK’s ratio of indebtedness to Consolidated EBITDA, was 1.5 to 1, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement. As a result of a reduction in the borrowing capacity of the ONEOK Credit Agreement, we wrote off approximately $2.9 million in interest expense of previously deferred credit agreement issuance costs.

The ONEOK Credit Agreement also includes a $50 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swingline loans. ONEOK may request an increase in the size of the facility to an aggregate of $500 million from $300 million by either commitments from new lenders or increased commitments from existing lenders. The ONEOK Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit rating. Based on our current credit rating, borrowings, if any, will accrue at LIBOR plus 125 basis points, and the annual facility fee is 25 basis points.

In February 2014, we repaid all amounts outstanding under our commercial paper program with a portion of the proceeds received from ONE Gas in connection with the separation and terminated the program. See Note F for additional information. At March 31, 2014, ONEOK had $2.2 million in letters of credit issued, leaving approximately $297.8 million of credit available under the ONEOK Credit Agreement.

ONEOK Partners Credit Agreement - The amount of short-term borrowings authorized by ONEOK Partners’ general partner’s Board of Directors is $2.5 billion. At March 31, 2014, ONEOK Partners had $125.0 million in commercial paper outstanding, $14.0 million in letters of credit issued and no borrowings under the ONEOK Partners Credit Agreement.

The ONEOK Partners Credit Agreement, which was amended and restated effective on January 31, 2014, and expires in January 2019, is a $1.7 billion revolving credit facility and includes a $100 million sublimit for the issuance of standby letters of credit, a $150 million swingline sublimit and an option to request an increase in the size of the facility to an aggregate of $2.4 billion by either commitments from new lenders or increased commitments from existing lenders. The ONEOK Partners Credit Agreement is available for general partnership purposes. Amounts outstanding under ONEOK Partners’ commercial paper program reduce the borrowing capacity under the ONEOK Partners Credit Agreement.

The ONEOK Partners Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in its credit rating. Under the terms of the ONEOK Partners Credit Agreement, based on ONEOK Partners’ current credit ratings, borrowings, if any, will accrue at LIBOR plus 117.5 basis points, and the annual facility fee is 20 basis points. The ONEOK Partners Credit Agreement is guaranteed fully and unconditionally by the Intermediate Partnership.

The ONEOK Partners Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters.  As a result of a pipeline acquisition ONEOK Partners completed in the first quarter 2014, the allowable ratio of indebtedness to adjusted EBITDA increased to 5.5 to 1 through the third quarter 2014. Upon breach of certain covenants by ONEOK Partners in the ONEOK Partners Credit Agreement, amounts outstanding under the ONEOK Partners Credit Agreement, if any, may become due and payable immediately.  At March 31, 2014, its ratio of indebtedness to adjusted EBITDA was 3.7 to 1, and ONEOK Partners was in compliance with all covenants under the ONEOK Partners Credit Agreement.

Neither ONEOK nor ONEOK Partners guarantees the debt or other similar commitments of unaffiliated parties. ONEOK does not guarantee the debt, commercial paper or other similar commitments of ONEOK Partners, and ONEOK Partners does not guarantee the debt, commercial paper or other similar commitments of ONEOK.

F.	LONG-TERM DEBT

In January 2014, ONE Gas, which at the time was our wholly owned subsidiary, completed a private placement of three series of Senior Notes totaling $1.2 billion. The following table details information about each of the three series of Senior Notes:

(In millions)
2.07% notes due February 1, 2019	$300
3.61% notes due February 1, 2024	300
4.658% notes due February 1, 2044	600
Total	$1,200

Our obligations related to the ONE Gas Senior Notes terminated when we completed the separation of ONE Gas on January 31, 2014.

ONE Gas made a cash payment to us of approximately $1.13 billion from the proceeds of this offering. In February 2014, we retired approximately $152.5 million of the 4.25 percent senior notes due 2022 through a tender offer. The total amount paid was approximately $150 million. In February 2014, we called our $400 million, 5.2 percent senior notes due in 2015. The full repayment occurred in March 2014 and totaled $430.1 million, including accrued but unpaid interest to the redemption date. We recorded a loss on extinguishment of $24.8 million related to the debt retirements, which is included in other expense in our Consolidated Statements of Income.

G.	EQUITY

The following table sets forth the changes in equity attributable to us and our noncontrolling interests, including other comprehensive income, net of tax, for the periods indicated:

	Three Months Ended				Three Months Ended
	March 31, 2014				March 31, 2013
	ONEOK Shareholders’ Equity		Noncontrolling Interests in Consolidated Subsidiaries	Total Equity	ONEOK Shareholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
Beginning balance	$2,337,851		$2,507,329	$4,845,180	$2,129,609	$2,102,841	$4,232,450
Net income	93,515		112,996	206,511	112,521	53,184	165,705
Other comprehensive income (loss)	8,685		(17,309)	(8,624)	(6,355)	(7,526)	(13,881)
Common stock issued	7,579		—	7,579	2,831	—	2,831
Common stock dividends	(83,275)		—	(83,275)	(73,781)	—	(73,781)
Issuance of common units of ONEOK Partners	10,996		41,846	52,842	2,956	11,616	14,572
Distribution of ONE Gas to shareholders	(1,747,424)	(a)	—	(1,747,424)	—	—	—
Distributions to noncontrolling interests	—		(101,655)	(101,655)	—	(90,336)	(90,336)
Other	(43,427)		—	(43,427)	(33,427)	—	(33,427)
Ending balance	$584,500		$2,543,207	$3,127,707	$2,134,354	$2,069,779	$4,204,133
(a) - Includes certain estimates expected to be finalized in the second quarter 2014.

Dividends - Dividends paid on our common stock to shareholders of record at the close of business on February 10, 2014, were $0.40 per share.  A dividend of $0.56 per share was declared for shareholders of record on April 30, 2014, payable May 15, 2014.

See Note L for a discussion of ONEOK Partners’ issuance of common units and distributions to noncontrolling interests.

H.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the balance in accumulated other comprehensive income (loss) for the period indicated:

	Unrealized Gains (Losses) on Energy Marketing and Risk-Management Assets/Liabilities (a)	Unrealized Holding Gains (Losses) on Investment Securities (a)	Pension and Postretirement Benefit Plan Obligations (a)	Accumulated Other Comprehensive Income (Loss) (a)
	(Thousands of dollars)
January 1, 2014	$(43,168)	$857	$(79,676)	$(121,987)
Other comprehensive income (loss) before reclassifications	(15,508)	(76)	45	(15,539)
Amounts reclassified from accumulated other comprehensive income (loss)	20,418	—	3,806	24,224
Other comprehensive income (loss) attributable to ONEOK	4,910	(76)	3,851	8,685
Transfer to ONE Gas	—	—	3,389	3,389
March 31, 2014	$(38,258)	$781	$(72,436)	$(109,913)
(a) All amounts are presented net of tax.

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) on our Consolidated Statements of Income for the periods indicated:

Affected Line Item in the Consolidated Statements of Income	Three Months Ended March 31,		Affected Line Item in the Consolidated Statements of Income
	2014	2013
	(Thousands of dollars)
Unrealized (gains) losses on energy marketing and risk-management assets/liabilities
Commodity contracts	$26,419	$(2,566)	Commodity sales revenues
Interest-rate contracts	11,321	3,437	Interest expense
	37,740	871	Income before income taxes
	(7,896)	(394)	Income tax expense
	29,844	477	Income from continuing operations
Discontinued operations, net of tax	7,683	6,818	Income from discontinued operations
	37,527	7,295	Net income
Noncontrolling interest	17,109	(148)	Less: Net income attributable to noncontrolling interest
	$20,418	$7,443	Net income attributable to ONEOK

Pension and postretirement benefit plan obligations (a)
Amortization of net loss	$3,963	$5,078
Amortization of unrecognized prior service cost	(367)	(113)
Amortization of unrecognized net asset at adoption	—	7
	3,596	4,972	Income before income taxes
	(1,438)	(1,923)	Income tax expense
	2,158	3,049	Income from continuing operations
Discontinued operations, net of tax	1,648	8,209	Income from discontinued operations
	$3,806	$11,258	Net income attributable to ONEOK

Total reclassifications for the period attributable to ONEOK	$24,224	$18,701	Net income attributable to ONEOK
(a) These components of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost. See Note J for additional detail of our net periodic benefit cost.

I.	EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended March 31, 2014
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$91,741	209,130	$0.44
Diluted EPS from continuing operations
Effect of dilutive securities	—	1,036
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$91,741	210,166	$0.44

	Three Months Ended March 31, 2013
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$57,319	205,479	$0.28
Diluted EPS from continuing operations
Effect of dilutive securities	—	3,979
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$57,319	209,458	$0.27

J.	EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and postretirement benefit plans for our continuing operations for the periods indicated:

	Pension Benefits
	Three Months Ended
	March 31,
	2014	2013
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$1,822	$1,532
Interest cost	4,628	3,906
Expected return on assets	(4,935)	(4,969)
Amortization of unrecognized prior service cost	48	58
Amortization of net loss	3,755	4,755
Net periodic benefit cost	$5,318	$5,282

	Postretirement Benefits
	Three Months Ended
	March 31,
	2014	2013
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$179	$118
Interest cost	611	298
Expected return on assets	(555)	(314)
Amortization of unrecognized net asset at adoption	—	7
Amortization of unrecognized prior service cost	(415)	(171)
Amortization of net loss	208	323
Net periodic benefit cost	$28	$261

K.	UNCONSOLIDATED AFFILIATES

Equity Earnings from Investments - The following table sets forth ONEOK Partners’ equity earnings (losses) from investments for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
	(Thousands of dollars)
Northern Border Pipeline	$23,409	$16,390
Overland Pass Pipeline Company	4,731	2,899
Fort Union Gas Gathering	4,129	3,869
Bighorn Gas Gathering	(400)	712
Other	1,790	1,985
Equity earnings from investments	$33,659	$25,855

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of ONEOK Partners’ unconsolidated affiliates for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
	(Thousands of dollars)
Income Statement
Operating revenues	$155,279	$127,801
Operating expenses	$71,679	$64,271
Net income	$78,673	$58,204

Distributions paid to ONEOK Partners	$35,070	$30,193

ONEOK Partners incurred expenses in transactions with unconsolidated affiliates of $14.2 million and $7.8 million for the three months ended March 31, 2014 and 2013, respectively, primarily related to Overland Pass Pipeline Company, which are included in cost of sales and fuel in our Consolidated Statements of Income. Accounts payable to ONEOK Partners’ equity method investees at March 31, 2014, and December 31, 2013, were not material.

Low natural gas prices and the relatively higher crude oil and NGL prices, compared with natural gas on a heating-value basis, have caused producers primarily to focus development efforts on crude oil and NGL-rich supply basins rather than areas with dry natural gas production, such as the coal-bed methane areas in the Powder River Basin.  The reduced coal-bed methane development activities and natural production declines in the dry natural gas formations of the Powder River Basin have resulted in lower natural gas volumes available to be gathered.  While the reserve potential in the dry natural gas formations of the Powder River Basin still exists, future drilling and development will be affected by commodity prices and producers’ alternative prospects.

Due to recent reductions in producer activity and declines in natural gas volumes gathered in the dry natural gas area of the Powder River Basin on the Bighorn Gas Gathering system in which ONEOK Partners owns a 49 percent interest, ONEOK Partners tested its investment for impairment at December 31, 2013. The estimated fair value exceeded the carrying value; however, a decline of 10 percent or more in the fair value of ONEOK Partners’ investment in Bighorn Gas Gathering would result in a noncash impairment charge. ONEOK Partners is not able to reasonably estimate a range of potential future impairment charges, as many of the assumptions that would be used in its estimate of fair value are dependent upon events beyond its control. The carrying amount of ONEOK Partners’ investment at March 31, 2014 was $86.6 million, which includes $53.4 million in equity method goodwill.

L.	ONEOK PARTNERS

Equity Issuances - ONEOK Partners has an “at-the-market” equity program for the offer and sale from time to time of its common units up to an aggregate amount of $300 million. The program allows ONEOK Partners to offer and sell its common units at prices ONEOK Partners deems appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions, or as otherwise agreed to between ONEOK Partners and the sales agent. ONEOK Partners is under no obligation to offer and sell common units under the program. At March 31, 2014, ONEOK Partners had $207.3 million available for issuance under the program.

During the three months ended March 31, 2014, ONEOK Partners sold approximately 1.1 million common units through this program. The net proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $56.5 million which were used for general partnership purposes. During the three months ended March 31, 2013, ONEOK Partners sold 300,000 common units through this program that resulted in net proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners of approximately $16.5 million, and used the proceeds for general partnership purposes.

As a result of these transactions, our aggregate ownership interest in ONEOK Partners decreased to 41.0 percent at March 31, 2014, from 41.2 percent at December 31, 2013.

We account for the difference between the carrying amount of our investment in ONEOK Partners and the underlying book value arising from issuance of common units by ONEOK Partners as an equity transaction.  If ONEOK Partners issues common units at a price different than our carrying value per unit, we account for the premium or deficiency as an adjustment to paid-in capital. As a result of ONEOK Partners’ issuance of common units, we recognized an increase to paid-in capital of approximately $11.0 million, net of taxes, for the three months ended March 31, 2014.

Ownership Interest in ONEOK Partners - Our ownership interest in ONEOK Partners is shown in the table below at March 31, 2014:

General partner interest	2.0%
Limited partner interest (a)	39.0%
Total ownership interest	41.0%
(a) - Represents 19.8 million common units and approximately 73.0 million Class B units, which are convertible, at our option, into common units.

Cash Distributions - We receive distributions from ONEOK Partners on the common and Class B units we own and the 2 percent general partner interest, which includes our incentive distribution rights.  Under the Partnership Agreement, distributions are made to the partners with respect to each calendar quarter in an amount equal to 100 percent of available cash as defined in the Partnership Agreement.  Available cash generally will be distributed 98 percent to limited partners and 2 percent to the general partner.  The general partner’s percentage interest in quarterly distributions is increased after certain specified target levels are met during the quarter.  Under the incentive distribution provisions, as set forth in the Partnership Agreement, the general partner receives:

•	15 percent of amounts distributed in excess of $0.3025 per unit;

•	25 percent of amounts distributed in excess of $0.3575 per unit; and

•	50 percent of amounts distributed in excess of $0.4675 per unit.

In April 2014, a cash distribution of $0.745 per unit ($2.98 per unit on an annualized basis), an increase of 1.5 cents from the previous quarter, was declared for the first quarter 2014 and will be paid on May 15, 2014, to unitholders of record at the close of business on April 30, 2014.

The following table shows ONEOK Partners’ distributions paid in the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
	(Thousands, except per unit amounts)
Distribution per unit	$0.73	$0.71

General partner distributions	$4,849	$4,418
Incentive distributions	68,255	60,437
Distributions to general partner	73,104	64,855
Limited partner distributions to ONEOK	67,737	65,880
Limited partner distributions to noncontrolling interest	101,655	90,189
Total distributions paid	$242,496	$220,924

The following table shows ONEOK Partners’ distributions declared for the periods indicated and paid within 45 days of the end of the period:

	Three Months Ended
	March 31,
	2014	2013
	(Thousands, except per unit amounts)
Distribution per unit	$0.745	$0.715

General partner distributions	$5,011	$4,469
Incentive distributions	71,911	61,576
Distributions to general partner	76,922	66,045
Limited partner distributions to ONEOK	69,127	66,344
Limited partner distributions to noncontrolling interest	104,506	91,039
Total distributions declared	$250,555	$223,428

Relationship - We consolidate ONEOK Partners in our consolidated financial statements; however, we are restricted from the assets and cash flows of ONEOK Partners except for the distributions we receive.  Distributions are declared quarterly by ONEOK Partners’ general partner based on the terms of the Partnership Agreement.  See Note N for more information on ONEOK Partners’ results.

Affiliate Transactions - We have certain transactions with ONEOK Partners and its subsidiaries.

Prior to the wind down of our energy services business, ONEOK Partners sold natural gas from its natural gas gathering and processing operations to our energy services business.  In addition, a portion of ONEOK Partners’ revenues from its natural gas pipelines business were from our energy services and former natural gas distribution businesses, which contracted with ONEOK Partners for natural gas transportation and storage services. ONEOK Partners also purchased natural gas from our energy services business for its natural gas liquids and its natural gas gathering and processing operations.

As a result of the wind down discussed in Note B, our energy services business no longer executes affiliate transactions with ONEOK Partners. ONEOK Partners expects to enter into commodity derivative financial contracts with unaffiliated third parties. ONEOK Partners continues to provide natural gas transportation and storage services to ONE Gas after the separation.

We provide a variety of services to our affiliates, including cash management and financial services, legal and administrative services by our employees and management, insurance and office space leased in our headquarters building and other field locations.  Where costs are incurred specifically on behalf of an affiliate, the costs are billed directly to the affiliate by us.  In other situations, the costs may be allocated to the affiliates through a variety of methods, depending upon the nature of the expenses and the activities of the affiliates.  For example, a service that applies equally to all employees is allocated based upon the number of employees in each affiliate.  However, an expense benefiting the consolidated company but having no direct basis for allocation is allocated by the modified Distrigas method, a method using a combination of ratios that include gross plant and investment, operating income and payroll expense.  For the three months ended March 31, 2014 and 2013, it is not practicable to determine what these general overhead costs would be on a stand-alone basis. As a result of the separation of the natural gas distribution business and the wind down of the energy services business, general overhead costs will be allocated primarily to ONEOK Partners beginning in the second quarter 2014.

The following table shows ONEOK Partners’ transactions with us for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
	(Thousands of dollars)
Revenues	$53,526	$82,634

Expenses
Cost of sales and fuel	$10,835	$9,551
Administrative and general expenses	77,246	72,496
Total expenses	$88,081	$82,047

Prior to the ONE Gas separation, natural gas sales and transportation and storage services provided to our former natural gas distribution business by ONEOK Partners were $7.5 million and $13.8 million, respectively, for the three months ended March 31, 2014 and 2013. Prior to February 1, 2014, these revenues and related costs were eliminated in consolidation. Beginning February 1, 2014, these revenues represent third-party transactions with ONE Gas and are not eliminated in consolidation, as such sales and services have continued subsequent to the separation and are expected to continue in future periods. Prior to the completion of the energy services wind down, natural gas and natural gas liquids sales and transportation and storage services provided to our energy services business by ONEOK Partners were $46.0 million and $68.8 million, respectively, for the three months ended March 31, 2014 and 2013. While these transactions were eliminated in consolidation in previous periods, they are now reflected as affiliate transactions and not eliminated in consolidation as these transactions are expected to continue with third parties in future periods.

M.	COMMITMENTS AND CONTINGENCIES

Environmental Matters - ONEOK Partners is subject to multiple historical preservation, wildlife preservation and environmental laws and/or regulations that affect many aspects of its present and future operations.  Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation and pipeline and facility construction. These laws and regulations require ONEOK Partners to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals.  Failure to comply with these laws, regulations, licenses and permits may expose ONEOK Partners to fines, penalties and/or interruptions in its operations that could be material to its results of operations. For example, if a leak or spill of hazardous substances or petroleum products occurs from pipelines or facilities that ONEOK Partners owns, operates or otherwise uses, ONEOK Partners could be held jointly and severally liable for all resulting liabilities, including response, investigation and cleanup costs, which could affect materially its results of operations and cash flows.  In addition, emissions controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at its facilities.  ONEOK Partners cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to it.

In June 2013, the Executive Office of the President of the United States (the President) issued the President’s Climate Action Plan, which includes, among other things, plans for further regulatory actions to reduce carbon emissions from various sources. On March 28, 2014, the President released the Climate Action Plan - Strategy to Reduce Methane Emissions (Methane Strategy) that lists a number of actions that the federal agencies will undertake to continue to reduce above-ground methane emissions from several industries, including the oil and natural gas sectors. The proposed measures outlined in the Methane Strategy include, without limitation, the following: collaboration with the states to encourage emission reductions; standards to minimize natural gas venting and flaring on public lands; policy recommendations for reducing emissions from energy infrastructure to increase the performance of the nation’s energy transmission, storage and distribution systems; and continued efforts by PHMSA to require pipeline operators to take steps to eliminate leaks and prevent accidental methane releases and evaluate the progress of states in replacing cast iron pipelines. The impact of any such proposed regulatory actions on ONEOK Partners’ facilities and operations is unknown. ONEOK Partners continues to monitor these proposed regulations and the impact they may have on its business. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a significant impact on its business, financial position, results of operations and cash flows.

The legal responsibility for the environmental conditions at former manufactured natural gas sites in Kansas was transferred from us to ONE Gas on January 31, 2014 upon the completion of the separation. Our expenditures for environmental assessment, mitigation, remediation and compliance prior to the separation were not significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters have had no material effects on earnings or cash flows during the three months ended March 31, 2014 and 2013.

The EPA’s “Tailoring Rule” regulates greenhouse gas emissions at new or modified facilities that meet certain criteria. Affected facilities are required to review best available control technology, conduct air-quality and impact analysis and public reviews with respect to such emissions.  At current emissions threshold levels, this rule has had a minimal impact on ONEOK Partners’ existing facilities.  The EPA has stated it will consider lowering the threshold levels over the next five years, which could increase the impact on its existing facilities; however, potential costs, fees or expenses associated with the potential adjustments are unknown.

The EPA’s rule on air-quality standards, National Emission Standards for Hazardous Air Pollutants for Stationary Reciprocating Internal Combustion Engines (RICE NESHAP), initially included a compliance date in 2013, and has since become effective. While the rule could require capital expenditures for the purchase and installation of new emissions-control equipment, ONEOK Partners does not expect these expenditures will have a material impact on its results of operations, financial position or cash flows.

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

The rule was most recently amended in September 2013, and the EPA has indicated that further amendments may be issued in 2014. Based on the amendments and ONEOK Partners’ understanding of pending stakeholder responses to the NSPS rule, ONEOK Partners does not anticipate a material impact to its anticipated capital, operations and maintenance costs resulting from compliance with the regulation. However, the EPA may issue additional responses, amendments and/or policy guidance on the final rule, which could alter its present expectations. Generally, the NSPS rule will require expenditures for updated emissions controls, monitoring and record-keeping requirements at affected facilities in the crude oil and natural gas industry. ONEOK Partners does not expect these expenditures will have a material impact on its results of operations, financial position or cash flows.

Pipeline Safety - ONEOK Partners is subject to PHMSA regulations, including asset integrity-management regulations.  The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas. In January 2012, The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 was signed into law.  The law increased maximum penalties for violating federal pipeline safety regulations and directs the DOT and Secretary of Transportation to conduct further review or studies on issues that may or may not be material to us. These issues include but are not limited to the following:

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

Financial Markets Legislation - The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets. The CFTC has issued final regulations for most of the provisions of the Dodd-Frank Act, and we have implemented measures to comply with the regulations that are applicable to our businesses. ONEOK Partners continues to participate in financial markets for hedging certain risks inherent in its business, including commodity-price and interest-rate risks. Although the impact to date has not been material, we continue to monitor proposed regulations and the impact these regulations may have on our business and risk-management strategies in the future.

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

ONE Gas Separation - In connection with the separation of ONE Gas, we entered into a Separation and Distribution Agreement with ONE Gas, which sets forth the agreements between us and ONE Gas regarding the principal transactions necessary to effect the separation, including cross-indemnities between us and ONE Gas. In general, we agreed to indemnify ONE Gas for any liabilities relating to our business following the separation, including ONEOK Partners and our energy services business, and ONE Gas agreed to indemnify us for liabilities relating to the natural gas distribution business. If a liability does not relate to either our remaining business or to ONE Gas, then we and ONE Gas will each be responsible for a portion of such liability.

In addition, we entered into a Transition Services Agreement with ONE Gas. Under this agreement, ONEOK and ONE Gas agreed to provide each other with various services, including services relating to treasury and risk management, accounting, human resources and payroll management, tax compliance, telecommunications services and information technology services.

N.	SEGMENTS

Segment Descriptions - Our reportable business segments are based upon the segments of ONEOK Partners, which include the following:

•	the Natural Gas Gathering and Processing segment gathers and processes natural gas;

•	the Natural Gas Liquids segment gathers, treats, fractionates and transports NGLs and stores, markets and distributes NGL products; and

•	the Natural Gas Pipelines segment operates regulated interstate and intrastate natural gas transmission pipelines and natural gas storage facilities.

Change in Reportable Segments - On January 31, 2014, we completed the separation of our former natural gas distribution business into a stand-alone publicly traded company called ONE Gas. ONE Gas consists of our former Natural Gas Distribution segment. On March 31, 2014, we completed the accelerated wind down of our Energy Services segment. These former segments are included in discontinued operations effective with this quarterly report. See Notes A and B for additional information.

Following the separation of our natural gas distribution business into ONE Gas and wind down of our energy services business, our chief operating decision maker reviews the financial performance of each of the three businesses of ONEOK Partners on a regular basis to assess the performance of, and allocate resources to, ONEOK Partners. As a result, our reportable segments have changed to reflect the three business segments of ONEOK Partners. Prior periods presented have been recast to conform to the current presentation.

Accounting Policies - We evaluate performance based principally on each segment’s operating income and equity earnings. The accounting policies of the segments are described in Note A of the Notes to Consolidated Financial Statements in our Annual Report.  Affiliate and intersegment sales are recorded on the same basis as sales to unaffiliated customers.  Net margin is comprised of total revenues less cost of sales and fuel.  Cost of sales and fuel includes commodity purchases, fuel, storage and transportation costs. Revenues from sales and services provided by ONEOK Partners to our former Natural Gas Distribution segment, which were previously eliminated in consolidation, are now reported as third-party revenues.

Customers - The primary customers of the Natural Gas Gathering and Processing segment are major and independent crude oil and natural gas production companies.  The Natural Gas Liquids segment’s customers are primarily NGL and natural gas gathering and processing companies, major and independent crude oil and natural gas production companies, propane distributors, ethanol producers and petrochemical, refining and NGL marketing companies. The Natural Gas Pipelines segment’s customers include natural gas distribution, electric-generation, natural gas marketing and petrochemical companies.

For the three months ended March 31, 2014 and 2013, ONEOK Partners had no single customer from which it received 10 percent or more of consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our and ONEOK Partners’ operating segments for the periods indicated:

Three Months Ended March 31, 2014	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations (c)	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$347,016	$2,670,655	$91,106	$993	$3,109,770
Sales to affiliated customers	41,214	—	12,312	—	53,526
Intersegment revenues	373,895	41,157	1,375	(416,427)	—
Total revenues	$762,125	$2,711,812	$104,793	$(415,434)	$3,163,296
Net margin	$153,554	$268,978	$93,489	$(5,394)	$510,627
Operating costs	64,824	65,102	27,462	(8,277)	149,111
Depreciation and amortization	28,842	27,078	10,815	679	67,414
Gain (loss) on sale of assets	(19)	(48)	(83)	165	15
Operating income	$59,869	$176,750	$55,129	$2,369	$294,117
Equity earnings from investments	$5,486	$4,764	$23,409	$—	$33,659
Investments in unconsolidated affiliates	$333,054	$489,120	$406,880	$—	$1,229,054
Total assets	$4,048,332	$6,861,829	$1,848,594	$894,379	$13,653,134
Noncontrolling interests in consolidated subsidiaries	$4,597	$—	$—	$2,538,610	$2,543,207
Capital expenditures	$122,891	$273,063	$6,627	$26,944	$429,525
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $135.8 million, of which $111.6 million related to sales within the segment, net margin of $84.7 million and operating income of $45.1 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $81.3 million, net margin of $68.6 million and operating income of $35.1 million.
(c) - Our Other segment includes assets and capital expenditures of discontinued operations of $179.6 million and $23.9 million, respectively.

Three Months Ended March 31, 2013	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations (c)	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$137,245	$2,238,243	$59,325	$508	$2,435,321
Sales to affiliated customers	55,658	—	26,976	—	82,634
Intersegment revenues	244,611	26,425	(272)	(270,764)	—
Total revenues	$437,514	$2,264,668	$86,029	$(270,256)	$2,517,955
Net margin	$109,285	$186,620	$74,072	$1,130	$371,107
Operating costs	51,688	59,802	27,166	2,479	141,135
Depreciation and amortization	23,904	19,738	11,036	605	55,283
Gain (loss) on sale of assets	28	9	4	—	41
Operating income	$33,721	$107,089	$35,874	$(1,954)	$174,730
Equity earnings from investments	$6,331	$3,135	$16,389	$—	$25,855
Investments in unconsolidated affiliates	$335,140	$496,800	$388,189	$—	$1,220,129
Total assets	$3,146,236	$5,647,351	$1,799,121	$4,853,511	$15,446,219
Noncontrolling interests in consolidated subsidiaries	$4,691	$—	$—	$2,065,088	$2,069,779
Capital expenditures	$163,948	$274,165	$5,342	$57,610	$501,065
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $108.2 million, of which $84.6 million related to sales within the segment, net margin of $61.5 million and operating income of $31.3 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $68.4 million, net margin of $57.7 million and operating income of $23.8 million.
(c) - Our Other segment includes assets and capital expenditures of discontinued operations of $3.8 billion and $53.8 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.

RECENT DEVELOPMENTS

ONEOK and its subsidiaries continue to own all of the general partner interest and a portion of the limited partner interests, which, together, represent a 41.0 percent ownership interest at March 31, 2014, in ONEOK Partners (NYSE: OKS), one of the largest publicly traded master limited partnerships.

Separation of Natural Gas Distribution Business - In January 2014, our board of directors unanimously approved the separation of our natural gas distribution business into a stand-alone publicly traded company called ONE Gas, which was completed on January 31, 2014. ONE Gas consists of ONEOK’s former Natural Gas Distribution segment that includes Kansas Gas Service, Oklahoma Natural Gas and Texas Gas Service. ONEOK shareholders of record at the close of business on January 21, 2014, retained their current shares of ONEOK stock and received one share of ONE Gas stock for every four shares of ONEOK stock owned in a transaction that was tax-free to ONEOK and its shareholders. Our natural gas distribution business, which generated operating income of $47.5 million in January 2014, was classified as discontinued operations on January 31, 2014. We also incurred $21.7 million of after-tax costs associated with the separation for the three months ended March 31, 2014, that have been recorded in discontinued operations. See additional discussion in Note B.

In connection with the separation, we received a cash payment of approximately $1.13 billion from ONE Gas and used the proceeds to repay all of our outstanding commercial paper and to retire approximately $552.5 million of long-term debt prior to maturity. As of result of the early retirement of long-term debt, we incurred a loss on extinguishment of approximately $24.8 million, which is included in other expense, and reclassified losses to interest expense of approximately $7.7 million due to the discontinuance of cash flow hedge accounting for the related interest-rate swaps. We also amended and restated our ONEOK Credit Agreement effective January 31, 2014, to reduce the size of the facility to $300 million from $1.2 billion and recorded a charge to interest expense of approximately $2.9 million related to amortization of previous credit agreement issuance costs.

Wind Down of Energy Services Business - We completed the accelerated wind down of our energy services business which ceased operations on March 31, 2014, and was classified as discontinued operations. The energy services business generated an operating loss of $14.7 million for the three months ended March 31, 2014. See additional discussion in Note B.

Income Taxes - As a result of the separation of our former natural gas distribution business into ONE Gas and the wind down of the energy services business, we reduced deferred tax liabilities and deferred income tax expense by $34.6 million in the first quarter 2014 due to a reduction in our estimate of the effective state income tax rate to reflect a change in the mix of taxable income in the states in which we now operate. We also recorded a valuation allowance of $8.2 million for state tax credits, as it is more likely than not that we will be unable to use these credits as a result of the separation of our former natural gas distribution business and the wind down of our energy services business. Together, these adjustments resulted in a net $26.4 million reduction in deferred tax liabilities and deferred income tax expense.

Market Conditions - Domestic supplies of natural gas, natural gas liquids and crude oil continue to increase from drilling activities in crude oil and NGL-rich resource areas. North American natural gas production continues to increase at a faster rate than demand, primarily as a result of increased production from nonconventional resource areas such as shale areas. ONEOK Partners expects continued demand for midstream infrastructure development to be driven by producers who need to connect emerging natural gas and natural gas liquids production with end-use markets where current infrastructure is insufficient or nonexistent.

When economic conditions warrant, certain natural gas processors elect not to recover the ethane component in the natural gas stream, also known as ethane rejection, and instead leave the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants.  Price differentials between ethane and natural gas resulted in ethane rejection at most of ONEOK Partners’ natural gas processing plants and some of its customers’ natural gas processing plants connected to its natural gas liquids gathering system in the Mid-Continent and Rocky Mountain regions during 2013 and the first quarter 2014, which reduced natural gas liquids volumes gathered and fractionated in its Natural Gas Liquids segment and reduced its results of operations.

ONEOK Partners expects ethane rejection will persist at least through much of 2016, after which new world-scale ethylene production capacity is forecasted to begin coming on line, although market conditions may result in periods where it is economical to recover the ethane component in the natural gas stream. Ethane rejection is expected to have a significant impact on ONEOK Partners’ financial results over this period. However, new NGL supply commitments are expected to increase volumes in 2014 through 2016 to mitigate partially the impact of ethane rejection on ONEOK Partners’ Natural Gas Liquids segment. In addition, ONEOK Partners’ Natural Gas Liquids segment’s integrated assets enable it to mitigate further the impact of ethane rejection through minimum volume commitments and ONEOK Partners’ ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials when they exist in ONEOK Partners’ optimization activities. Beginning in the fourth quarter 2013, ONEOK Partners experienced high propane demand for crop drying and increased heating due to much colder than normal weather that continued into the first quarter 2014. In response to this increased demand, propane prices increased significantly at the Mid-Continent market center at Conway, Kansas, compared with the Gulf Coast market center at Mont Belvieu, Texas, for the three months ended March 31, 2014, compared with the same period in 2013. The price of propane in the Mid-Continent market and the wider location price differentials between the Mid-Continent and Gulf Coast market centers peaked in late January 2014 and returned to historical levels by the end of February 2014 as supply and demand normalized. See additional discussion in the “Financial Results and Operating Information” section.

ONEOK Partners also expects narrow NGL price differentials, with periods of volatility for certain NGL products, between the Conway, Kansas, and Mont Belvieu, Texas, market centers to persist as new fractionators and pipelines from various NGL-rich shale areas throughout the country, including its growth projects discussed below, continue to alleviate constraints affecting NGL prices and location price differentials between the two market centers.

New natural gas liquids pipeline projects are expected to bring incremental NGL supply from the Rocky Mountain, Marcellus and Utica basins to the Mont Belvieu,Texas, market center that may affect NGL prices, as well as compete with or displace NGL supply volumes from the Mid-Continent and Rocky Mountain regions where ONEOK Partners’ assets are located. ONEOK Partners’ Natural Gas Liquids segment’s capital projects are backed by fee-based supply commitments that it expects will fill much of its optimization capacity used historically to capture NGL location price differentials between the Mid-Continent and Gulf Coast market centers.

ONEOK Partners’ Growth Projects - Crude oil and natural gas producers continue to drill aggressively for crude oil and NGL-rich natural gas in many regions where ONEOK Partners has operations.  ONEOK Partners expects continued development of the crude oil and NGL-rich natural gas reserves in the Bakken Shale and Three Forks formations in the Williston Basin, the Niobrara Shale and other formations in the Powder River Basin and in the Cana-Woodford Shale, Woodford Shale, Granite Wash and Mississippian Lime areas in the Mid-Continent region.  In response to this increased production of crude oil, natural gas and NGLs, and higher demand for NGL products from the petrochemical industry, ONEOK Partners is investing approximately $6.0 billion to $6.4 billion in new capital projects and acquisitions from 2010 through 2016 to meet the needs of natural gas producers and processors in these regions, as well as enhance its natural gas liquids fractionation, distribution and storage infrastructure in the Gulf Coast region.  The execution of these capital investments aligns with ONEOK Partners’ goal to grow fee-based earnings. Acreage dedications and supply commitments from producers and natural gas processors in regions associated with ONEOK Partners’ growth projects are expected to provide incremental cash flows and long-term fee-based earnings.

See discussion of ONEOK Partners’ growth projects in the “Financial Results and Operating Information” section in ONEOK Partners’ Natural Gas Gathering and Processing and Natural Gas Liquids segments.

Dividends/Distributions - We declared a quarterly dividend of $0.56 per share ($2.24 per share on an annualized basis) in April 2014.  ONEOK Partners declared a cash distribution of $0.745 per unit ($2.98 per unit on an annualized basis) in April 2014 for the first quarter 2014, an increase of 1.5 cents from the previous quarter. The quarterly dividend and distribution will be paid May 15, 2014, to shareholders and unitholders of record at the close of business on April 30, 2014.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2014 vs. 2013
Financial Results	2014	2013	Increase (Decrease)
	(Millions of dollars)
Revenues
Commodity sales	$2,806.7	$2,198.8	$607.9	28%
Services	356.6	319.2	37.4	12%
Total revenues	3,163.3	2,517.9	645.4	26%
Cost of sales and fuel	2,652.7	2,146.8	505.9	24%
Net margin	510.6	371.1	139.5	38%
Operating costs	149.1	141.1	8.0	6%
Depreciation and amortization	67.4	55.3	12.1	22%
Operating income	$294.1	$174.7	$119.4	68%
Equity earnings from investments	$33.7	$25.9	$7.8	30%
Interest expense	$(94.9)	$(64.5)	$30.4	47%
Income from continuing operations	$204.7	$110.5	$94.2	85%
Net income attributable to noncontrolling interests	$113.0	$53.2	$59.8	112%
Net income attributable to ONEOK	$93.5	$112.5	$(19.0)	(17)%
Capital expenditures (a)	$429.5	$501.1	$(71.6)	(14)%
(a) - Includes capital expenditures of discontinued operations of $23.9 million and $53.8 million for the three months ended March 31, 2014 and 2013, respectively.

Commodity sales revenues increased for the three months ended March 31, 2014, compared with the same period in 2013, due to wider NGL location and product price differentials, related primarily to propane in the Mid-Continent region, in ONEOK Partners’ Natural Gas Liquids and Natural Gas Gathering and Processing segments, and higher natural gas and NGL sales volumes from ONEOK Partners’ recently completed capital projects in its Natural Gas Gathering and Processing segment.

Services revenues increased due to higher natural gas and NGL volumes from ONEOK Partners’ recently completed capital projects in its Natural Gas Gathering and Processing and Natural Gas Liquids segments, and higher transportation revenues due to increased rates and park-and-loan services in its Natural Gas Pipelines segment. These increases were offset partially by severely cold weather that affected ONEOK Partners’ Natural Gas Gathering and Processing and Natural Gas Liquids segments; the termination of a contract; and the impact of ethane rejection in ONEOK Partners’ Natural Gas Liquids segment.

Operating costs and depreciation and amortization increased for the three months ended March 31, 2014, compared with the same period in 2013, due primarily to the growth of ONEOK Partners’ operations related to its completed capital projects. Equity earnings from investments increased due to increased park-and-loan services on Northern Border Pipeline and higher volumes on Overland Pass Pipeline, delivered from ONEOK Partners’ Bakken NGL Pipeline.

Interest expense increased for the three months ended March 31, 2014, compared with the same period in 2013, due primarily to interest costs from ONEOK Partners’ $1.25 billion debt issuance in September 2013, as well as write-offs in the first quarter 2014 of approximately $7.7 million due to the discontinuance of cash flow hedge treatment for interest-rate swaps related to early retirement of long-term debt; and $2.9 million related to amortization of previous credit agreement issuance costs related to reducing the borrowing capacity of the credit agreement. This increase was offset partially by higher capitalized interest associated with the investments in ONEOK Partners’ growth projects and decreased interest expense from the early retirement of approximately $553 million of ONEOK’s long-term debt.

Net income attributable to noncontrolling interests, which reflects primarily the portion of ONEOK Partners that we do not own, increased for the three months ended March 31, 2014, compared with the same period in 2013, due to higher earnings at ONEOK Partners.

Capital expenditures decreased for the three months ended March 31, 2014, compared with the same period in 2013, due to the timing of expenditures on ONEOK Partners growth projects and the separation of the natural gas distribution business on January 31, 2014. The prior-year capital expenditures reflect three months of capital expenditures for the natural gas distribution business.

Additional information regarding our financial results and operating information is provided in the following discussion for each of our segments.

Natural Gas Gathering and Processing

Overview - ONEOK Partners’ Natural Gas Gathering and Processing segment provides nondiscretionary services to producers that include gathering and processing of natural gas produced from crude oil and natural gas wells. Unprocessed natural gas is compressed and gathered through pipelines and transported to processing facilities where volumes are aggregated, treated and processed to remove water vapor, solids and other contaminants, and to extract NGLs in order to provide marketable natural gas, commonly referred to as residue gas.  The residue gas, which consists primarily of methane, is compressed and delivered to natural gas pipelines for transportation to end-users. When the NGLs are separated from the unprocessed natural gas at the processing plants, the NGLs are in the form of a mixed, unfractionated NGL stream that is delivered to natural gas liquids gathering pipelines for transportation to natural gas liquids fractionators.

This segment gathers and processes natural gas in the Mid-Continent region, which includes the NGL-rich Cana-Woodford Shale, Woodford Shale, Granite Wash area, South Central Oklahoma Oil Province and the Mississippian Lime formation of Oklahoma and Kansas and the Hugoton and Central Kansas Uplift Basins of Kansas.  It also gathers and/or processes natural gas in two producing basins in the Rocky Mountain region:  the Williston Basin, which spans portions of Montana and North Dakota and includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations; and the Powder River Basin of Wyoming, which includes the NGL-rich Frontier, Turner, Sussex, and Niobrara Shale formations.  Coal-bed methane, or dry natural gas, in the Powder River Basin does not require processing or NGL extraction in order to be marketable; dry natural gas is gathered, compressed and delivered into a downstream pipeline or marketed for a fee.

Revenues for this segment are derived primarily from POP contracts with a fee-based component and fee-based contracts. Under a POP contract with a fee-based component, ONEOK Partners retains a percentage of the proceeds from the sale of residue natural gas, condensate and/or NGLs and charges fees for gathering, treating, compressing and processing the producer’s natural gas. With a fee-based contract, ONEOK Partners is paid a fee for the services it provides, based on volumes gathered, processed, treated and/or compressed.

ONEOK Partners expects its capital projects will continue to generate additional revenues, earnings and cash flows as they are completed. ONEOK Partners expects its natural gas liquids and natural gas commodity price sensitivity within this segment to increase in the future as its capital projects are completed and volumes increase under POP contracts with a fee-based component with its customers. ONEOK Partners uses commodity derivative instruments and physical-forward contracts to mitigate its sensitivity to fluctuations in the natural gas, crude oil and NGL prices received for its share of volumes.

Growth Projects - ONEOK Partners’ Natural Gas Gathering and Processing segment is investing approximately $3.0 billion to $3.3 billion from 2010 through 2016 in growth projects in NGL-rich areas in the Williston Basin, the Cana-Woodford Shale and the Powder River Basin areas that it expects will enable it to meet the rapidly growing needs of crude oil and natural gas producers in those areas.

Williston Basin Processing Plants and related projects - ONEOK Partners’ projects in this basin include five 100 MMcf/d natural gas processing facilities:  the Garden Creek, Garden Creek II and Garden Creek III plants located in McKenzie County, North Dakota, and the Stateline I and Stateline II plants located in Williams County, North Dakota.  ONEOK Partners also plans to construct a 200 MMcf/d processing facility, the Lonesome Creek plant, located in McKenzie County, North Dakota. ONEOK Partners has acreage dedications of approximately 3 million acres supporting these plants.  In addition, ONEOK Partners is expanding and upgrading its existing natural gas gathering and compression infrastructure and adding new well connections associated with these plants.

ONEOK Partners placed its Garden Creek, Stateline I and Stateline II natural gas processing plants in service in December 2011, September 2012 and April 2013, respectively. Collectively, the plants and related infrastructure cost approximately $925 million, excluding AFUDC. ONEOK Partners expects construction costs, excluding AFUDC, for the Garden Creek II plant and related infrastructure will be approximately $310 million to $345 million, and for the Garden Creek III plant and related infrastructure will be approximately $325 million to $360 million. The Garden Creek II and Garden Creek III plants are expected to be completed during the third quarter 2014 and the first quarter 2015, respectively. ONEOK Partners expects construction costs, excluding AFUDC, for the Lonesome Creek natural gas gathering plant and related infrastructure will be approximately $550 million to $680 million. The Lonesome Creek natural gas processing plant is expected to be completed in the fourth quarter 2015.

ONEOK Partners is investing approximately $150 million, excluding AFUDC, to construct a 270-mile natural gas gathering system and related infrastructure in Divide County, North Dakota.  The system gathers and transports natural gas from producers in the Bakken Shale and Three Forks formations in the Williston Basin to ONEOK Partners’ Stateline natural gas processing facilities in Williams County, North Dakota. ONEOK Partners has secured long-term acreage dedications from producers for this new system, which are structured with POP and fee-based contractual terms. Portions of the system were placed in service during the second quarter 2013, and the remaining system expansion is expected to be completed by the end of 2014.

Sage Creek acquisition and related projects - On September 30, 2013, ONEOK Partners completed the acquisition of natural gas gathering and processing and natural gas liquids facilities in the NGL-rich areas of the Powder River Basin that include a 50 MMcf/d natural gas processing facility, the Sage Creek plant, and related natural gas gathering infrastructure.  Included in the acquisition were supply contracts providing for long-term acreage dedications from producers in the area, which are structured with POP and fee-based contractual terms. ONEOK Partners plans to invest approximately $50 million, excluding AFUDC, through 2015 to upgrade existing natural gas processing infrastructure and construct new natural gas gathering and processing infrastructure.

Cana-Woodford Shale projects - ONEOK Partners is investing approximately $340 million to $360 million to construct a new 200 MMcf/d natural gas processing facility, the Canadian Valley plant, and related infrastructure in the Cana-Woodford Shale in Canadian County, Oklahoma, in close proximity to its existing natural gas transportation and natural gas liquids gathering pipelines. The additional natural gas processing infrastructure is necessary to accommodate increased production of NGL-rich natural gas in the Cana-Woodford Shale where we have substantial acreage dedications from active producers.  The Canadian Valley plant was completed in March 2014.  Together with related additional infrastructure, ONEOK Partners’ capacity to gather and process natural gas will be approximately 390 MMcf/d in the Cana-Woodford Shale.

In all of ONEOK Partners’ growth project areas, nearly all of the new natural gas production is from horizontally drilled and completed wells in nonconventional resource areas.  These wells tend to produce volumes at higher initial rates resulting generally in higher initial decline rates than conventional vertical wells; however, the decline rates flatten out over time.  These wells are expected to have long productive lives.  The capital needed to connect to new wells and expand ONEOK Partners’ infrastructure is expected to increase compared with its historical levels of routine growth capital.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in “Liquidity and Capital Resources.”

Selected Financial Results - ONEOK Partners’ Natural Gas Gathering and Processing segment’s operating results for the three months ended March 31, 2014, reflect the completion of its Stateline II natural gas processing plant, which was placed in service in April 2013, and the acquisition of the remaining 30 percent undivided interest in its Maysville, Oklahoma, natural gas processing facility, which was acquired in December 2013. The completion of Stateline II natural gas processing plant resulted in increased natural gas volumes gathered and processed in the Williston Basin. ONEOK Partners expects drilling activities and development of the reserves to continue in the Williston Basin and NGL-rich areas of the Powder River Basin in the Rocky Mountain region and the Cana-Woodford Shale and Granite Wash areas in Oklahoma and Texas.

The following table sets forth certain selected financial results for ONEOK Partners’ Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Variances
	March 31,		2014 vs. 2013
Financial Results	2014	2013	Increase (Decrease)
	(Millions of dollars)
NGL sales	$379.9	$233.5	$146.4	63%
Condensate sales	29.0	26.9	2.1	8%
Residue natural gas sales	290.1	127.5	162.6	*
Gathering, compression, dehydration and processing fees and other revenue	63.2	49.6	13.6	27%
Cost of sales and fuel	608.6	328.2	280.4	85%
Net margin	153.6	109.3	44.3	41%
Operating costs	64.9	51.7	13.2	26%
Depreciation and amortization	28.8	23.9	4.9	21%
Operating income	$59.9	$33.7	$26.2	78%
Equity earnings from investments	$5.5	$6.3	$(0.8)	(13%)
Capital expenditures	$122.9	$163.9	$(41.0)	(25%)
* Percentage of change is greater than 100 percent.

Net margin increased for the three months ended March 31, 2014, compared with the same period in 2013, primarily as a result of the following:

•
an increase of $36.6 million due primarily to natural gas volume growth in the Williston Basin from ONEOK Partners’ Stateline II natural gas processing plant; the increase in ONEOK Partners’ ownership of its Maysville, Oklahoma, natural gas processing plant; and additional well connections resulting in higher natural gas volumes gathered, compressed, processed, transported and sold, higher NGL volumes sold, and higher fees, offset partially by freeze-offs due to severely cold weather;

•	an increase of $5.8 million due primarily to higher net realized propane prices; and

•	an increase of $1.9 million due primarily to changes in contract mix.

Operating costs increased for the three months ended March 31, 2014, compared with the same period in 2013, primarily as a result of the growth of its operations, which reflects the completion of ONEOK Partners’ Stateline II natural gas processing plant and related infrastructure that were placed in service in April 2013; and costs associated with owning the remaining 30 percent undivided interest in its Maysville, Oklahoma, natural gas processing facility that was acquired in December 2013; which include the following:

•	an increase of $10.6 million due to higher materials and supplies, and outside services expenses; and

•	an increase of $2.7 million in employee-related costs due to higher labor and employee benefit costs.

Depreciation and amortization expense increased for the three months ended March 31, 2014, compared with the same period in 2013, due to the completion of ONEOK Partners’ Stateline II natural gas processing plant in the Williston Basin, the completion of well connections and infrastructure projects supporting ONEOK Partners’ volume growth in the Williston Basin and acquisition of the Sage Creek natural gas processing plant in Wyoming.

Capital expenditures decreased for the three months ended March 31, 2014, compared with the same period in 2013, due primarily to the timing of expenditures for ONEOK Partners’ growth projects discussed above. During the first quarter 2014, ONEOK Partners connected approximately 230 new wells to its systems compared with approximately 270 in the same period in 2013. This decrease was due to much colder than normal weather in the Williston Basin in 2014.

Selected Operating Information - The following tables set forth selected operating information for ONEOK Partners’ Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended
	March 31,
Operating Information (a)	2014	2013
Natural gas gathered (BBtu/d)	1,499	1,215
Natural gas processed (BBtu/d) (b)	1,268	989
NGL sales (MBbl/d)	90	72
Residue natural gas sales (BBtu/d)	567	436
Realized composite NGL net sales price ($/gallon) (c)	$1.05	$0.85
Realized condensate net sales price ($/Bbl) (c)	$76.07	$88.28
Realized residue gas net sales price ($/MMBtu) (c)	$3.60	$3.57
Average fee rate ($/MMBtu)	$0.38	$0.36
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.
(c) - Presented net of the impact of hedging activities on ONEOK Partners’ equity volumes.

Natural gas volumes gathered and processed, and NGL and residue natural gas sold, increased for the three months ended March 31, 2014, compared with the same period in 2013, due to volume growth in the Williston Basin from ONEOK Partners’ Stateline II natural gas processing plant and increased ownership of ONEOK Partners’ Maysville, Oklahoma, natural gas processing plant, offset partially by continued declines in coal-bed methane production in the Powder River Basin in Wyoming and natural gas production declines in Kansas. The realized composite NGL net sales price increased for the three months ended March 31, 2014, compared with the same period in 2013, due primarily to higher prices from increased demand associated with lower propane storage levels and severely cold weather.

The quantity and composition of NGLs and natural gas continues to change as our new natural gas processing plants in the Williston Basin and Mid-Continent are placed in service. The Garden Creek, Stateline I and Stateline II plants have the capability to recover ethane when economic conditions warrant but did not do so during the first three months of 2014. Equity NGL volumes also are expected to be weighted more toward propane, iso-butane, normal butane and natural gasoline, compared with the prior year.

	Three Months Ended
	March 31,
Equity Volume Information (a)	2014	2013

NGL sales (MBbl/d)	18	12
Condensate sales (MBbl/d)	3	3
Residue natural gas sales (BBtu/d)	88	56
(a) - Includes volumes for consolidated entities only.

Commodity-Price Risk - The following tables set forth ONEOK Partners’ Natural Gas Gathering and Processing segment’s hedging information for its equity volumes for the periods indicated:

	Nine Months Ending December 31, 2014
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (MBbl/d)	11.0	$1.18	/ gallon	83%
Condensate (MBbl/d)	2.5	$2.23	/ gallon	75%
Total (MBbl/d)	13.5	$1.37	/ gallon	81%
Natural gas (BBtu/d)	86.5	$4.06	/ MMBtu	75%

	Year Ending December 31, 2015
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (MBbl/d)	1.2	$1.07	/ gallon	5%
Natural gas (BBtu/d)	48.9	$4.19	/ MMBtu	41%

ONEOK Partners expects its natural gas liquids and natural gas commodity-price sensitivity within this segment to increase in the future as capital projects are completed and volumes increase under POP contracts with customers.  The Natural Gas Gathering and Processing segment’s commodity-price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at March 31, 2014, excluding the effects of hedging and assuming normal operating conditions. Condensate sales are based on the price of crude oil.  ONEOK Partners estimates the following:

•	a $0.01 per-gallon change in the composite price of NGLs would change annual net margin by approximately $2.3 million;

•	a $1.00 per-barrel change in the price of crude oil would change annual net margin by approximately $1.3 million; and

•	a $0.10 per-MMBtu change in the price of residue natural gas would change annual net margin by approximately $4.1 million.

These estimates do not include any effects on demand for ONEOK Partners’ services or processing plant operations that might be caused by, or arise in conjunction with, commodity price fluctuations.  For example, a change in the gross processing spread may cause a change in the amount of ethane extracted from the natural gas stream, affecting natural gas gathering and processing margins for certain contracts.

See Note D of the Notes to Consolidated Financial Statements in this Quarterly Report for more information on our hedging activities.

Equity Investments - Low natural gas prices and the relatively higher crude oil and NGL prices, compared with natural gas on a heating-value basis, have caused producers primarily to focus their development efforts on crude oil and NGL-rich supply basins rather than in areas with dry natural gas production, such as the coal-bed methane production areas in the Powder River Basin.  The reduced coal-bed methane development activities and production declines in the dry natural gas formations of the Powder River Basin have resulted in lower natural gas volumes available to be gathered.  While the reserve potential in the dry natural gas formations of the Powder River Basin still exists, future drilling and development will be affected by commodity prices and producers’ alternative prospects. In the near term, a continued decline in volumes gathered in this area may reduce our ability to recover the carrying value of ONEOK Partners’ assets and equity investments in this area and could result in noncash charges to earnings.

Due to recent reductions in producer activity and declines in natural gas volumes gathered in the dry natural gas area of the Powder River Basin on the Bighorn Gas Gathering system, in which ONEOK Partners owns a 49 percent equity interest, ONEOK Partners tested its investment for impairment at December 31, 2013. The estimated fair value exceeded the carrying value; however, a decline of 10 percent or more in the fair value of its investment in Bighorn Gas Gathering would result in a noncash impairment charge. ONEOK Partners was not able to reasonably estimate a range of potential future impairment charges, as many of the assumptions that would be used in our estimate of fair value are dependent upon events beyond its control. The carrying amount of ONEOK Partners’ investment at March 31, 2014, was $86.6 million, which includes $53.4 million in equity method goodwill.

Natural Gas Liquids

Overview - ONEOK Partners’ Natural Gas Liquids segment owns and operates facilities that gather, fractionate, treat and distribute NGLs and store NGL products, primarily in Oklahoma, Kansas, Texas and the Rocky Mountain region where it provides nondiscretionary services to producers of NGLs.  It owns or has an ownership interest in FERC-regulated natural gas liquids gathering and distribution pipelines in Oklahoma, Kansas, Texas, Montana, North Dakota, Wyoming and Colorado, and terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois.  ONEOK Partners also owns FERC-regulated natural gas liquids distribution and refined petroleum products pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect its Mid-Continent assets with Midwest markets, including Chicago, Illinois.  The majority of the pipeline-connected natural gas processing plants in Oklahoma, Kansas and the Texas Panhandle, which extract unfractionated NGLs from unprocessed natural gas, are connected to its gathering systems.  ONEOK Partners owns and operates truck- and rail-loading and -unloading facilities that connect with its NGL fractionation and pipeline assets.  In April 2013, ONEOK Partners began transporting unfractionated NGLs from natural gas processing plants in the Williston Basin on its Bakken NGL Pipeline. These unfractionated NGLs previously were transported by rail to its Mid-Continent natural gas liquids fractionation facilities. ONEOK Partners continues to use its rail-terminal facilities in its NGL marketing activities.

Most natural gas produced at the wellhead contains a mixture of NGL components, such as ethane, propane, iso-butane, normal butane and natural gasoline.  The NGLs that are separated from the natural gas stream at the natural gas processing plants remain in a mixed, unfractionated form until they are gathered, primarily by pipeline, and delivered to fractionators where the NGLs are separated into NGL products.  These NGL products are then stored or distributed to ONEOK Partners’ customers, such as petrochemical manufacturers, heating fuel users, ethanol producers, refineries and propane distributors.  ONEOK Partners also purchases NGLs and condensate from third parties, as well as from its Natural Gas Gathering and Processing segment.

Revenues for the Natural Gas Liquids segment are derived primarily from nondiscretionary fee-based services that ONEOK Partners provides to its customers and from the physical optimization of its assets.  ONEOK Partners’ fee-based services have increased due primarily to new supply connections, expansion of existing connections and its previously completed capital projects, including the Bakken NGL Pipeline, Cana-Woodford Shale and Granite Wash projects, and expansion of its NGL fractionation capacity, including the completion of its MB-2 fractionator in December 2013. ONEOK Partners’ sources of revenue are categorized as exchange services, optimization and marketing, pipeline transportation, isomerization and storage, which are defined as follows:

•
ONEOK Partners’ exchange-services activities utilize its assets to gather, fractionate and treat unfractionated NGLs for a fee, thereby converting them into marketable NGL products that are stored and shipped to a market center or customer-designated location. Many of these exchange volumes are under contracts with minimum volume commitments.

•
ONEOK Partners’ optimization and marketing activities utilize its assets, contract portfolio and market knowledge to capture location, product and seasonal price differentials.  It transports NGL products between Conway, Kansas, and Mont Belvieu, Texas, to capture the location price differentials between the two market centers.  Its natural gas liquids storage facilities are also utilized to capture seasonal price variances. A growing portion of its marketing activities serves truck and rail markets.

•
ONEOK Partners’ pipeline transportation services transport unfractionated NGLs, NGL products and refined petroleum products, primarily under FERC-regulated tariffs.  Tariffs specify the maximum rates ONEOK Partners charges customers and the general terms and conditions for NGL transportation service on its pipelines.

•
ONEOK Partners’ isomerization activities capture the price differential when normal butane is converted into the more valuable iso-butane at its isomerization unit in Conway, Kansas.  Iso-butane is used in the refining industry to increase the octane of motor gasoline.

•	ONEOK Partners’ storage activities consist primarily of fee-based NGL storage services at its Mid-Continent and Gulf Coast storage facilities.

Growth Projects - ONEOK Partners’ growth strategy in the Natural Gas Liquids segment is focused around the crude oil and NGL-rich natural gas drilling activity in shale and other nonconventional resource areas from the Rocky Mountain region through the Mid-Continent region into Texas.  Increasing crude oil, natural gas and NGL production resulting from this activity and higher petrochemical industry demand for NGL products have resulted in ONEOK Partners making additional capital investments to expand its infrastructure to bring these commodities from supply basins to market.  Expansion of the petrochemical industry in the United States is expected to increase ethane demand significantly in the next three to five years, and international demand for NGLs, particularly propane, also is increasing and is expected to continue to do so in the future.

ONEOK Partners’ Natural Gas Liquids segment is investing approximately $3.0 billion to $3.1 billion in NGL-related projects from 2010 through 2016.  These investments will accommodate the transportation and fractionation of growing NGL supply from shale and other resource development areas across ONEOK Partners’ asset base and alleviate infrastructure constraints between the Mid-Continent and Gulf Coast market centers to meet increasing petrochemical industry and NGL export demand in the Gulf Coast. Over time, these growing fee-based NGL volumes are expected to fill much of ONEOK Partners’ natural gas liquids pipeline capacity used historically to capture the NGL location price differentials between the two market centers.

Since late 2012, NGL location price differentials have generally remained narrow between the Mid-Continent and Gulf Coast market centers. ONEOK Partners expects these narrower NGL price differentials, with periods of volatility for certain NGL products, to continue as new fractionators and pipelines, including its growth projects discussed below, continue to alleviate constraints between the Conway, Kansas, and Mont Belvieu, Texas, natural gas liquids market centers. In addition, new natural gas liquids pipeline projects are expected to bring incremental NGL supply from the Rocky Mountain, Marcellus and Utica basins to the Mont Belvieu, Texas, market center that may affect NGL prices, as well as compete with or displace NGL supply volumes from the Mid-Continent and Rocky Mountain regions where its assets are located. ONEOK Partners’ Natural Gas Liquids segment’s capital projects are backed by fee-based supply commitments that it expects will fill much of its optimization capacity used historically to capture NGL location price differentials between the two market centers.

Sterling III Pipeline - In March 2014, ONEOK Partners completed a 550-mile natural gas liquids pipeline, the Sterling III Pipeline, which has the flexibility to transport either unfractionated NGLs or NGL products from the Mid-Continent to the Gulf Coast.  The Sterling III Pipeline traverses the NGL-rich Woodford Shale that is currently under development and provides transportation capacity for the growing NGL production from the Cana-Woodford Shale and Granite Wash areas, where the pipeline gathers unfractionated NGLs from the new natural gas processing plants that are being built as a result of NGL supply growth in these areas.  The Sterling III Pipeline is designed to transport up to 193 MBbl/d of NGL production from ONEOK Partners’ natural gas liquids infrastructure at Medford, Oklahoma, to its storage and fractionation facilities in Mont Belvieu, Texas.  ONEOK Partners has multi-year supply commitments from producers and natural gas processors for approximately 75 percent of the pipeline’s capacity.  Installation of additional pump stations could expand the capacity of the pipeline to 260 MBbl/d.

The project also includes reconfiguration of ONEOK Partners’ existing Sterling I and Sterling II pipelines, expected to be completed in the second quarter 2014, which currently distribute NGL products between the Mid-Continent and Gulf Coast natural gas liquids market centers, to transport either unfractionated NGLs or NGL products. The new pipeline and reconfiguration projects cost $760 million to $790 million, excluding AFUDC.

MB-2 Fractionator - In December 2013, ONEOK Partners placed in service a 75 MBbl/d fractionator, MB-2, near its storage facility in Mont Belvieu, Texas. ONEOK Partners has multi-year supply commitments from producers and natural gas processors for all of the fractionator’s capacity. The project cost approximately $375 million, excluding AFUDC.

MB-3 Fractionator - ONEOK Partners is constructing an additional 75 MBbl/d fractionator, MB-3, near its storage facility in Mont Belvieu, Texas.  In addition, it plans to expand and upgrade its existing natural gas liquids gathering and pipeline infrastructure, including new connections to natural gas processing facilities and increasing the capacity of the Arbuckle and Sterling II natural gas liquids pipelines.  The MB-3 fractionator and related infrastructure are expected to cost approximately $525 million to $575 million, excluding AFUDC.  The MB-3 fractionator is expected to be completed in the fourth quarter 2014.  ONEOK Partners has multi-year supply commitments from producers and natural gas processors for approximately 80 percent of the fractionator’s capacity.

Ethane Header Pipeline - In April 2013, ONEOK Partners placed in service a 12-inch diameter ethane header pipeline that creates a new point of connection between its Mont Belvieu, Texas, NGL fractionation and storage assets, and several petrochemical customers. The new pipeline was designed to transport up to 400 MBbl/d from its 80 percent-owned, 160 MBbl/d MB-1 fractionator and its wholly owned 75 MBbl/d MB-2 and MB-3 fractionators and its ethane/propane splitter. The ethane header pipeline project cost approximately $23 million, excluding AFUDC.

Ethane/Propane Splitter - In March 2014, ONEOK Partners placed in service a 40 MBbl/d ethane/propane splitter at its Mont Belvieu storage facility to split ethane/propane mix into purity ethane in order to meet the needs of petrochemical customers, which it expects will grow over the long term.  The facility will be capable of producing 32 MBbl/d of purity ethane and 8 MBbl/d of propane. The ethane/propane splitter project cost approximately $46 million, excluding AFUDC.

Bakken NGL Pipeline and related projects - The Bakken NGL Pipeline, a 600-mile natural gas liquids pipeline with capacity to transport 60 MBbl/d of unfractionated NGLs from the Williston Basin to the Overland Pass Pipeline, was placed in service in April 2013.  The unfractionated NGLs then are delivered to ONEOK Partners’ existing natural gas liquids fractionation and distribution infrastructure in the Mid-Continent.  NGL supply commitments for the Bakken NGL Pipeline are anchored by NGL production from ONEOK Partners’ natural gas processing plants. The pipeline cost approximately $455 million, excluding AFUDC.

ONEOK Partners is investing an additional $100 million to install additional pump stations on the Bakken NGL Pipeline to increase its capacity to 135 MBbl/d from the original capacity of 60 MBbl/d. The expansion is expected to be completed in the third quarter 2014. ONEOK Partners also plans to invest approximately $100 million to complete a second expansion of the Bakken NGL Pipeline to increase its capacity to 160 MBbl/d. This expansion is expected to be completed in the second quarter 2016.

The unfractionated NGLs from the Bakken NGL Pipeline and other supply sources under development in the Rocky Mountain region required installing additional pump stations and expanding existing pump stations on the Overland Pass Pipeline in which we own a 50 percent equity interest.  These additions and expansions were placed in service in the second quarter 2013 and increased the capacity of the Overland Pass Pipeline to 255 MBbl/d.  ONEOK Partners’ share of the costs for this project was approximately $36 million, excluding AFUDC.

Sage Creek-related infrastructure - On September 30, 2013, ONEOK Partners acquired certain natural gas gathering and processing and natural gas liquids facilities serving the NGL-rich Niobrara Shale and other formations in the Powder River Basin, which includes a natural gas liquids pipeline. The acquired natural gas liquids pipeline will be integrated into its natural gas liquids system and used as a platform for future growth opportunities. ONEOK Partners plans to invest approximately $85 million, excluding AFUDC, to build new natural gas liquids pipeline infrastructure and connect the Sage Creek natural gas processing plant to its Bakken NGL Pipeline. These projects are expected to be completed in the fourth quarter 2014.

Bushton Fractionator expansion - In September 2012, ONEOK Partners placed in service an expansion and upgrade to its existing NGL fractionation capacity at Bushton, Kansas, increasing capacity to 210 MBbl/d from 150 MBbl/d. This additional capacity is necessary to accommodate the volume growth from the Mid-Continent and Williston Basin. These projects cost approximately $117 million, excluding AFUDC.

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

Cana-Woodford Shale and Granite Wash projects - ONEOK Partners constructed approximately 230 miles of natural gas liquids pipelines that expanded its existing Mid-Continent natural gas liquids gathering system in the Cana-Woodford Shale and Granite Wash areas.  These pipelines expanded its capacity to transport unfractionated NGLs from these Mid-Continent supply areas to fractionation facilities in Oklahoma and Texas, and distribute NGL products to the Mid-Continent, Gulf Coast and upper Midwest market centers. ONEOK Partners installed additional pump stations and pipeline looping on its Arbuckle Pipeline to increase the capacity to 260 MBbl/d.  These projects have added, through multi-year supply contracts, approximately 75 to 80 MBbl/d of unfractionated NGLs to ONEOK Partners’ existing natural gas liquids gathering systems.  These projects were placed in service in April 2012 and cost approximately $220 million, excluding AFUDC.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in “Liquidity and Capital Resources.”

Selected Financial Results and Operating Information - The following table sets forth certain selected financial results and operating information for the Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Variances
	March 31,		2014 vs. 2013
Financial Results	2014	2013	Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$2,485.8	$2,049.8	$436.0	21%
Exchange service and storage revenues	202.6	192.4	10.2	5%
Transportation revenues	23.4	22.5	0.9	4%
Cost of sales and fuel	2,442.8	2,078.1	364.7	18%
Net margin	269.0	186.6	82.4	44%
Operating costs	65.1	59.8	5.3	9%
Depreciation and amortization	27.1	19.7	7.4	38%
Operating income	$176.8	$107.1	$69.7	65%
Equity earnings from investments	$4.8	$3.1	$1.7	55%
Capital expenditures	$273.1	$274.2	$(1.1)	—%

In the fourth quarter 2013, ONEOK Partners experienced high propane demand for crop drying and increased heating demand due to colder than normal weather that continued into the first quarter 2014. In response to increased demand, propane prices at the Mid-Continent market center at Conway, Kansas, increased significantly, compared with propane prices at the Gulf Coast market center at Mont Belvieu, Texas. To help meet the demand and capture the wider location price differentials between these two markets, ONEOK Partners utilized its assets to deliver more propane into the Mid-Continent region from the Gulf Coast region. The price of propane in the Mid-Continent market and the wider location price differentials between the Mid-Continent and Gulf Coast market centers peaked in late January 2014 and returned to historical levels by the end of February 2014 as supply and demand balanced.

Ethane rejection in the Rocky Mountain and Mid-Continent regions continued in 2014 as expected, resulting in capacity being available on ONEOK Partners’ pipelines that connect the Mid-Continent and Gulf Coast market centers, a portion of which it was able to utilize for optimization activities, including the delivery of propane into the Mid-Continent region. Severely cold weather in the first quarter 2014 caused freeze-offs, which also affected volumes.

Net margin increased for the three months ended March 31, 2014, compared with the same period in 2013, primarily as a result of the following:

•
an increase of $72.5 million in optimization and marketing margins, which resulted from a $40.7 million increase due primarily to significantly wider NGL location price differentials, primarily related to increased weather-related seasonal demand for propane, a $18.2 million increase due primarily to wider NGL product price differentials; and a $13.6 million increase in marketing margins related primarily to increased weather-related seasonal demand for propane;

•
an increase of $8.0 million in exchange-services margins, which resulted primarily from higher NGL volumes from the Bakken NGL Pipeline, and higher fees for exchange-services activities resulting from contract renegotiations, offset partially by lower volumes from severely cold weather and the termination of a contract;

•	an increase of $3.4 million in storage margins due primarily to contract renegotiations;

•	an increase of $3.3 million related to higher isomerization volumes, resulting from the wider NGL product price differential between normal butane and iso-butane; offset partially by

•	a decrease of $3.5 million resulting from the impact of ethane rejection, which resulted in lower NGL volumes; and

•
a decrease of $1.4 million due to the impact of operational measurement losses of approximately $0.9 million in the first quarter 2014, compared with measurement gains of approximately $0.5 million in the same period last year.

Operating costs increased for the three months ended March 31, 2014, compared with the same period in 2013, primarily as a result of the following:

•	an increase of $2.3 million due to higher outside services expenses associated primarily with scheduled maintenance and the growth of operations related to completed capital projects;

•	an increase of $2.1 million due to higher ad valorem taxes related to completed capital projects; and

•	an increase of $1.0 million due to higher employee-related expenses due to recently completed capital projects and the growth of our operations.

Depreciation and amortization expense increased for the three months ended March 31, 2014, compared with the same period in 2013, due primarily to the higher depreciation associated with completed capital projects.

Equity earnings increased for the three months ended March 31, 2014, compared with the same period in 2013, due primarily to higher volumes delivered to Overland Pass Pipeline from the Bakken NGL Pipeline, which was placed in service in April 2013.

	Three Months Ended
	March 31,
Operating Information	2014	2013
NGL sales (MBbl/d)	563	578
NGLs transported-gathering lines (MBbl/d) (b)	475	498
NGLs fractionated (MBbl/d) (a)	472	512
NGLs transported-distribution lines (MBbl/d) (b)	430	394
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.12	$0.01
(a) - Includes volumes at company-owned and third-party facilities.
(b) - Includes volumes for consolidated entities only.

NGLs transported on gathering lines and NGLs fractionated decreased for the three months ended March 31, 2014, compared with the same period in 2013, due primarily to the termination of a contract, the impact of severely cold weather across ONEOK Partners’ system and increased ethane rejection in the Mid-Continent region, offset partially by increased volumes from the Williston Basin on ONEOK Partners’ completed Bakken NGL Pipeline.

NGLs transported on distribution lines increased for the three months ended March 31, 2014, compared with the same period in 2013, due primarily to higher NGL volumes, primarily propane, transported to the Mid-Continent region due to increased demand.

Natural Gas Pipelines

Overview - ONEOK Partners’ Natural Gas Pipelines segment owns and operates regulated natural gas transmission pipelines and natural gas storage facilities.  It also provides interstate natural gas transportation and storage service in accordance with Section 311(a) of the Natural Gas Policy Act.

ONEOK Partners’ FERC-regulated interstate natural gas pipeline assets transport natural gas through pipelines in North Dakota, Minnesota, Wisconsin, Illinois, Indiana, Kentucky, Tennessee, Oklahoma, Texas and New Mexico.  Its interstate pipeline companies include:

•
Midwestern Gas Transmission, which is a bi-directional system that interconnects with Tennessee Gas Transmission Company’s pipeline near Portland, Tennessee, and with several interstate pipelines at the Chicago hub near Joliet, Illinois;

•
Viking Gas Transmission, which transports natural gas from an interconnection with TransCanada pipeline near Emerson, Manitoba, to serve local natural gas distribution companies in Minnesota, North Dakota and Wisconsin, and terminates at a connection with ANR Pipeline Company near Marshfield, Wisconsin;

•	Guardian Pipeline, which interconnects with several pipelines at the Chicago hub near Joliet, Illinois, and with local natural gas distribution companies in Wisconsin; and

•	OkTex Pipeline Company, which has interconnects in Oklahoma, Texas and New Mexico.

ONEOK Partners’ intrastate natural gas pipeline assets in Oklahoma transport natural gas through the state and have access to the major natural gas producing areas, including the Cana-Woodford Shale, Woodford Shale, Granite Wash and Mississippian Lime.  They also have access to the major natural gas producing areas, including the Mississippian Lime formation in south central Kansas.  In Texas, ONEOK Partners’ intrastate natural gas pipelines are connected to the major natural gas producing areas in the Texas Panhandle, including the Granite Wash area and Delaware and Cline producing areas in the Permian Basin; and transport natural gas throughout the western portion of Texas, including the Waha Hub where other pipelines may be accessed for transportation to western markets, the Houston Ship Channel market to the east and the Mid-Continent market to the north.

ONEOK Partners owns underground natural gas storage facilities in Oklahoma and Texas that are connected to its intrastate natural gas pipeline assets. ONEOK Partners also has underground natural gas storage facilities in Kansas.

ONEOK Partners’ transportation contracts for its regulated natural gas storage activities are based upon rates stated in its tariffs. Tariffs specify the maximum rates that customers may be charged, which may be discounted to meet competition if necessary, and the general terms and conditions for pipeline transportation service, which are established at FERC or appropriate state jurisdictional agency proceedings known as rate cases.  In Texas and Kansas, natural gas storage service is a fee business that may be regulated by the state in which the facility operates and by the FERC for certain types of services.  In Oklahoma, natural gas storage operations are also a fee business but are not subject to rate regulation by the state and have market-based rate authority from the FERC for certain types of services.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for ONEOK Partners’ Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Variances
	March 31,		2014 vs. 2013
Financial Results	2014	2013	Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$74.0	$60.5	$13.5	22%
Storage revenues	23.4	17.4	6.0	34%
Gas sales and other revenues	7.4	8.1	(0.7)	(9%)
Cost of sales	11.3	11.9	(0.6)	(5%)
Net margin	93.5	74.1	19.4	26%
Operating costs	27.5	27.2	0.3	1%
Depreciation and amortization	10.8	11.0	(0.2)	(2%)
Loss on sale of assets	(0.1)	—	(0.1)	—%
Operating income	$55.1	$35.9	$19.2	53%
Equity earnings from investments	$23.4	$16.4	$7.0	43%
Capital expenditures	$6.6	$5.3	$1.3	25%
Cash paid for acquisition	$14.0	$—	$14.0	*
* Percentage change is greater than 100 percent.

Net margin increased for the three months ended March 31, 2014, compared with the same period last in 2013, primarily as a result of the following:

•
an increase of $4.9 million due to higher firm transportation revenues primarily from increased rates on ONEOK Partners’ intrastate pipelines and higher contracted capacity on Midwestern Gas Transmission;

•	an increase of $4.9 million due to increased park-and-loan services on ONEOK Partners’ interstate pipelines as a result of weather-related seasonal demand;

•	an increase of $4.7 million from increased short-term natural gas storage services due to increased park-and-loan services; and

•	an increase of $4.7 million from higher net retained fuel due to higher natural gas prices and additional natural gas volumes retained.

Equity earnings from ONEOK Partners’ investments increased $7.0 million for the three months ended March 31, 2014, compared with the same period in 2013, primarily due to increased park-and-loan services on Northern Border Pipeline as a result of increased weather-related seasonal demand.

In the first quarter 2014, ONEOK Partners acquired a 130-mile natural gas pipeline in western Oklahoma for $28 million, of which $14 million will be paid in 2018, that provides service to two natural gas-fired electric power plants and is connected to its existing intrastate natural gas pipeline in the state.

	Three Months Ended
	March 31,
Operating Information (a)	2014	2013
Natural gas transportation capacity contracted (MDth/d)	5,866	5,670
Transportation capacity subscribed	93%	93%
Average natural gas price
Mid-Continent region ($/MMBtu)	$5.60	$3.42
(a) - Includes volumes for consolidated entities only.

ONEOK Partners’ natural gas pipelines primarily serve end-users, such as natural gas distribution and electric-generation companies that require natural gas to operate their businesses regardless of location price differentials.  The development of shale and other resource areas has continued to increase available natural gas supply resulting in narrower location and seasonal price differentials.  As additional supply is developed, ONEOK Partners expects producers to demand incremental services in the future to transport their production to market.  The abundance of shale gas supply and new regulations on emissions from coal-fired electric-generation plants may also increase the demand for ONEOK Partners’ services from electric-generation companies as they convert to a natural gas fuel source.  Conversely, contracted capacity by certain customers that are focused on capturing location or seasonal price differentials may decrease in the future due to narrowing price differentials. Overall, ONEOK Partners expects its fee-based earnings to remain relatively stable in the future as the development of shale and other resource areas continues.

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

LIQUIDITY AND CAPITAL RESOURCES

General - ONEOK and ONEOK Partners have relied primarily on operating cash flow, commercial paper, bank credit facilities, debt issuances and the issuance of equity for their liquidity and capital resource requirements. ONEOK and ONEOK Partners fund operating expenses, debt service, dividends to shareholders and distributions to unitholders primarily with operating cash flows. Capital expenditures are funded by short- and long-term debt, issuances of equity and operating cash flows. ONEOK Partners is expected to continue to use these sources for its liquidity and capital resource needs on both a short- and long-term basis, while we expect to rely upon cash distributions received from ONEOK Partners and cash on hand for our liquidity needs in the future. Neither ONEOK nor ONEOK Partners guarantees the debt or other similar commitments to unaffiliated parties, and ONEOK does not guarantee the debt, commercial paper or other similar commitments of ONEOK Partners.

ONEOK - On March 31, 2014, we completed the wind down of our energy services business. We expect future cash expenditures associated with the released transportation and storage capacity from the wind down of our energy services business to be approximately $68 million on an after-tax basis with approximately $23 million paid in the remainder of 2014, $23 million in 2015, $11 million in 2016 and $11 million over the period 2017 through 2023.

On January 31, 2014, we completed the separation of ONE Gas. In conjunction with the separation, the following transactions occurred in the first quarter 2014:

•	ONE Gas issued senior notes totaling $1.2 billion, generating net proceeds of approximately $1.19 billion;

•	we received a cash distribution of approximately $1.13 billion from the proceeds of the ONE Gas senior notes offering;

•	we repaid all commercial paper outstanding, which totaled approximately $600.5 million;

•	we paid $150 million to retire $152.5 million of senior notes through a tender offer;

•	we called $400 million of senior notes that we repaid in March 2014 for a total of $430.1 million, which included accrued but unpaid interest to the redemption date;

•
we recorded a loss on extinguishment of $24.8 million in other expense and reclassified losses to interest expense of $7.7 million due to the discontinuance of cash flow hedge treatment for interest-rate swaps related to the debt retirements;

•	we reduced our credit facility to $300 million from $1.2 billion; and

•	we wrote off $2.9 million of previously deferred credit agreement issuance costs to interest expense.

As a result of the separation of our former natural gas distribution business and the wind down of our energy services business, the cash flow sources and requirements for ONEOK have changed significantly. ONEOK’s primary source of cash inflows are expected to be distributions to us from our general partner and limited partnership interests in ONEOK Partners. The cash distributions that we expect to receive from ONEOK Partners are expected to provide sufficient resources to finance our operations and quarterly cash dividends. Our next long-term debt maturity is scheduled to occur in 2022.

ONEOK Partners - During the three months ended March 31, 2014, ONEOK Partners utilized cash from operations, its commercial paper program and proceeds from its equity issuances under its “at-the-market” equity program to fund its short-term liquidity needs and capital projects. See discussion under “Long-term Financing” for more information. ONEOK Partners’ ability to continue to access capital markets for debt and equity financing under reasonable terms depends on market conditions and ONEOK Partners’ financial condition and credit ratings. ONEOK Partners anticipates that its cash flow generated from operations, sales of common units and existing capital resources and ability to obtain financing will enable it to maintain its current and planned level of operations. Additionally, ONEOK Partners expects to fund its future capital expenditures with short- and long-term debt, the issuance of equity and operating cash flows.

Capitalization Structure - The following table sets forth ONEOK’s capital structure, excluding the debt of ONEOK Partners, for the periods indicated:

	March 31,	December 31,
	2014	2013
Long-term debt	66%	42%
ONEOK shareholders’ equity	34%	58%
Debt (including notes payable)	66%	49%
ONEOK shareholders’ equity	34%	51%

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

The following table sets forth our consolidated capitalization structure at the dates indicated:

	March 31,	December 31,
	2014	2013
Long-term debt	70%	62%
Total equity	30%	38%
Debt (including notes payable)	70%	63%
Total equity	30%	37%

Short-term Liquidity - ONEOK’s principal source of short-term liquidity is expected to be quarterly distributions from ONEOK Partners and cash on hand. We will have access to our $300 million ONEOK Credit Agreement but do not expect to draw upon the facility. We terminated our commercial paper program in February 2014.

ONEOK Partners’ principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from its equity-method investments and proceeds from its commercial paper program. To the extent commercial paper is unavailable, ONEOK Partners’ revolving credit agreement may be used.

ONEOK Credit Agreement - Effective January 31, 2014, the ONEOK Credit Agreement was amended and restated to reduce available capacity to $300 million from $1.2 billion and to amend certain other provisions.

The total amount of short-term borrowings authorized by ONEOK’s Board of Directors is $2.8 billion. In February 2014, ONEOK repaid all commercial paper outstanding. At March 31, 2014, ONEOK had $2.2 million in letters of credit issued under the ONEOK Credit Agreement and approximately $94.8 million of cash and cash equivalents. ONEOK had approximately $297.8 million of credit available at March 31, 2014, under the ONEOK Credit Agreement.

The ONEOK Credit Agreement is a $300 million revolving credit facility and contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to Consolidated EBITDA (EBITDA, as defined in the ONEOK Credit Agreement) of no more than 4.0 to 1. Upon breach of certain covenants by us in the ONEOK Credit Agreement, amounts outstanding under the ONEOK Credit Agreement, if any, may become due and payable immediately. At March 31, 2014, ONEOK’s ratio of indebtedness to Consolidated EBITDA, was 1.5 to 1, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement.

The ONEOK Credit Agreement also includes a $50 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swingline loans. Under the terms of the ONEOK Credit Agreement, ONEOK may request an increase in the size of the facility to an aggregate of $500 million from $300 million by either commitments from new lenders or increased commitments from existing lenders.

ONEOK Partners Credit Agreement - The total amount of short-term borrowings authorized by the Board of Directors of ONEOK Partners GP, the general partner of ONEOK Partners, is $2.5 billion.  At March 31, 2014, ONEOK Partners had $125 million in commercial paper outstanding, $14 million of letters of credit issued, no borrowings outstanding under the ONEOK Partners Credit Agreement, approximately $115.4 million of cash and approximately $1.6 billion of credit available under the ONEOK Partners Credit Agreement.  At March 31, 2014, ONEOK Partners could have issued $2.9 billion of short- and long-term debt to meet its liquidity needs under the most restrictive provisions contained in its various borrowing agreements.

The ONEOK Partners Credit Agreement, which was amended and restated effective on January 31, 2014, and expires in January 2019, is a $1.7 billion revolving credit facility and includes a $100 million sublimit for the issuance of standby letters of credit, a $150 million swingline sublimit and an option to request an increase in the size of the facility to an aggregate of $2.4 billion by either commitments from new lenders or increased commitments from existing lenders. The ONEOK Partners Credit Agreement is available for general partnership purposes. Amounts outstanding under ONEOK Partners’ commercial paper program reduce the borrowing capacity under the ONEOK Partners Credit Agreement.

The ONEOK Partners Credit Agreement contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will be increased to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters.  As a result of a pipeline acquisition ONEOK Partners completed in the first quarter 2014, the allowable ratio of indebtedness to adjusted EBITDA increased to 5.5 to 1 through the third quarter 2014. Upon breach of certain covenants by ONEOK Partners in the ONEOK Partners Credit Agreement, amounts outstanding under the ONEOK Partners Credit Agreement, if any, may become due and payable immediately.  At March 31, 2014, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 3.7 to 1, and ONEOK Partners was in compliance with all covenants under the ONEOK Partners Credit Agreement.

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

ONEOK and ONEOK Partners are subject to changes in the debt and equity markets, and there is no assurance they will be able or willing to access the public or private markets in the future.  ONEOK and ONEOK Partners may choose to meet their cash requirements by utilizing some combination of cash flows from operations, borrowing under existing commercial paper or credit facilities, altering the timing of controllable expenditures, restricting future acquisitions and capital projects, or pursuing other debt or equity financing alternatives.  Some of these alternatives could result in higher costs or negatively affect their respective credit ratings, among other factors. Based on ONEOK Partners’ general financial condition, market expectations regarding its future earnings and projected cash flows, and ONEOK Partners’ investment-grade credit ratings, ONEOK Partners believes that it will be able to meet its cash requirements and maintain its investment-grade credit ratings.

ONEOK Debt Repayment - In February 2014, we retired approximately $152.5 million, excluding accrued and unpaid interest, of our 4.25 percent senior notes due 2022 through a tender offer. The total amount paid, including fees and other charges, was approximately $150 million.

In February 2014, we also made an irrevocable election to call our $400 million, 5.2 percent senior notes due in 2015. The full repayment occurred in March 2014 and was $430.1 million, including accrued but unpaid interest to the redemption date.

We recorded a loss on extinguishment of $24.8 million related to the early retirement of long-term debt, which is included in other expense in our Consolidated Statements of Income. We reclassified a loss of $4.6 million, net of tax of $3.1 million, from accumulated other comprehensive income (loss) for terminated cash flow hedges related to the debt retirements, which is included in interest expense in our Consolidated Statements of Income.

ONEOK Partners’ Equity Issuances - ONEOK Partners has an “at-the-market” equity program for the offer and sale from time to time of its common units up to an aggregate amount of $300 million. The program allows ONEOK Partners to offer and sell its common units at prices ONEOK Partners deems appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between ONEOK Partners and the sales agent. ONEOK Partners is under no obligation to offer and sell common units under the program. At March 31, 2014, ONEOK Partners had $207.3 million available for issuance under the program.

During the three months ended March 31, 2014, ONEOK Partners sold approximately 1.1 million common units through this program. The net proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $56.5 million which were used for general partnership purposes. During the three months ended March 31, 2013, we sold 300,000 common units through this program that resulted in net proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in ONEOK Partners, of approximately $16.5 million and used the proceeds for general partnership purposes.

As a result of these transactions, our aggregate ownership interest in ONEOK Partners decreased to 41.0 percent at March 31, 2014, from 41.2 percent at December 31, 2013.

Interest-rate Swaps - ONEOK Partners has entered into forward-starting interest-rate swaps to hedge the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. At December 31, 2013, ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $400 million, which had settlement dates greater than 12 months and are designated as cash flow hedges. In February 2014, ONEOK Partners entered into forward-starting interest-rate swaps with notional amounts totaling $500 million with settlement dates of less than 12 months that were designated as cash flow hedges.

Capital Expenditures - ONEOK’s and ONEOK Partners’ capital expenditures are financed typically through operating cash flows, short- and long-term debt and the issuance of equity.  Capital expenditures were $429.5 million and $501.1 million for the three months ending March 31, 2014 and 2013, respectively.  Of these amounts, ONEOK Partners’ capital expenditures were $403.0 million and $443.5 million for the three months ended March 31, 2014 and 2013, respectively.  Capital expenditures decreased for the three months ended March 31, 2014, compared with the same period in 2013, due to timing of expenditures for ONEOK Partners’ growth projects and the separation of the natural gas distribution business on January 31, 2014. The prior year capital expenditures reflect three months of capital expenditures for the natural gas distribution business.

The following table sets forth ONEOK Partners’ 2014 projected capital expenditures, excluding AFUDC:

2014 Projected Capital Expenditures
(Millions of dollars)
Natural Gas Gathering and Processing	$1,039
Natural Gas Liquids	883
Natural Gas Pipelines	79
Other	23
Total projected capital expenditures	$2,024

Credit Ratings - Our credit ratings are shown in the table below:

	ONEOK		ONEOK Partners
Rating Agency	Rating	Outlook	Rating	Outlook
Moody’s	Baa3	Stable	Baa2	Stable
S&P	BB+	Stable	BBB	Stable

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

In the normal course of business, ONEOK Partners’ counterparties provide secured and unsecured credit.  In the event of a downgrade in ONEOK Partners’ credit ratings or a significant change in ONEOK Partners’ counterparties’ evaluation of its creditworthiness, ONEOK Partners could be required to provide additional collateral in the form of cash, letters of credit or other negotiable instruments as a condition of continuing to conduct business with such counterparties. ONEOK Partners may be required to fund margin requirements with its counterparties with cash, letters of credit or other negotiable instruments. There were no financial derivative instruments with contingent features related to credit risk that were in a net liability position at March 31, 2014.

ONEOK Partners Cash Distributions - ONEOK Partners distributes 100 percent of its available cash—as defined in its Partnership Agreement that generally consists of all cash receipts less adjustments for cash disbursements and net change to reserves—to its general and limited partners.  Distributions are allocated to the general partner and limited partners according to their partnership percentages of 2 percent and 98 percent, respectively.  The effect of any incremental allocations for incentive distributions to the general partner are calculated after the allocation to the general partner’s partnership interest and before the allocation to the limited partners.

Commodity Prices - ONEOK Partners is subject to commodity price volatility. Significant fluctuations in commodity prices will affect its overall liquidity due to the impact commodity price changes have on its cash flows from operating activities, including the impact on working capital for NGLs and natural gas held in storage, margin requirements and certain energy-related receivables. ONEOK Partners believes that its available credit and cash and cash equivalents are adequate to meet liquidity requirements associated with commodity price volatility. See discussion under “Commodity-Price Risk” in Part I, Item 3, Quantitative and Qualitative Disclosures about Market Risk, in this Quarterly Report for information on ONEOK Partners’ hedging activities.

Pension and Postretirement Benefit Plans - Information about our pension and postretirement benefits plans, including anticipated contributions, is included under Note N of the Notes to Consolidated Financial Statements in our Annual Report. See Note J of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

CASH FLOW ANALYSIS

We use the indirect method to prepare our Consolidated Statements of Cash Flows.  Under this method, we reconcile net income to cash flows provided by operating activities by adjusting net income for those items that impact net income but may not result in actual cash receipts or payments during the period and for operating cash items that do not affect net income. These reconciling items include depreciation and amortization, allowance for equity funds used during construction, gain or loss on sale of assets, deferred income taxes, equity earnings from investments, distributions received from unconsolidated affiliates and changes in our assets and liabilities not classified as investing or financing activities.

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Three Months Ended		2014 vs. 2013
	March 31,		Increase (Decrease)
	2014	2013
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$490.4	$471.5	$18.9
Investing activities	(439.3)	(494.8)	55.5
Financing activities	9.8	(416.4)	426.2
Change in cash and cash equivalents	60.9	(439.7)	500.6
Change in cash and cash equivalents included in discontinued operations	3.7	(2.4)	6.1
Change in cash and cash equivalents included in continuing operations	64.6	(442.1)	506.7
Cash and cash equivalents at beginning of period	145.6	579.6	(434.0)
Cash and cash equivalents at end of period	$210.2	$137.5	$72.7

Operating Cash Flows - Operating cash flows are affected by earnings from our business activities.  Changes in commodity prices and demand for our services or products—whether because of general economic conditions, changes in supply, changes in demand for the end products that are made with our products or competition from other service providers—could affect our earnings and operating cash flows.

Cash flows from operating activities, before changes in operating assets and liabilities, were approximately $302.0 million for the three months ended March 31, 2014, compared with $345.5 million for the same period in 2013.  The decrease was due primarily to the separation of ONE Gas, as discussed in Note B, resulting in decreased net income offset partially by higher operating income from ONEOK Partners, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities increased operating cash flows by approximately $188.4 million for the three months ended March 31, 2014, compared with an increase of $126.0 million for the same period in 2013.  The change was due primarily to a reduction in natural gas and natural gas liquids in storage, and was also affected by the collection and payment of trade receivables and payables, resulting from the timing of cash collections from customers and paid to vendors and suppliers, which vary from period to period.

Investing Cash Flows - Cash used in investing activities decreased for the three months ended March 31, 2014, compared with the same period in 2013, due primarily to the separation of ONE Gas. Cash used in investing activities at ONEOK Partners decreased due to the timing of expenditures for its growth projects.

Financing Cash Flows - Cash used in financing activities increased for the three months ended March 31, 2014, as compared with the same period in 2013, primarily due to the issuance of $1.2 billion of ONE Gas debt. This was offset partially by the ONEOK debt retirements and $60 million of cash included in the ONE Gas separation.

REGULATORY

Financial Markets Legislation - The Dodd-Frank Act represents a far-reaching overhaul of the framework for regulation of United States financial markets. The CFTC has issued final regulations for most of the provisions of the Dodd-Frank Act, and we have implemented measures to comply with the regulations that are applicable to our businesses. ONEOK Partners continues to participate in financial markets for hedging certain risks inherent in its business, including commodity-price and interest-rate risks. Although the impact to date has not been material, we continue to monitor proposed regulations and the impact the regulations may have on our business and our risk-management strategies in the future.

ENVIRONMENTAL AND SAFETY MATTERS

Environmental Matters - ONEOK Partners is subject to multiple historical preservation, wildlife preservation and environmental laws and/or regulations that affect many aspects of its present and future operations.  Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation and pipeline and facility construction.  These laws and regulations require ONEOK Partners to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals.  Failure to comply with these laws, regulations, licenses and permits may expose ONEOK Partners to fines, penalties and/or interruptions in its operations that could be material to its results of operations.  For example, if a leak or spill of hazardous substances or petroleum products occurs from pipelines or facilities that ONEOK Partners owns, operates or otherwise uses, ONEOK Partners could be held jointly and severally liable for all resulting liabilities, including response, investigation and cleanup costs, which could affect materially its results of operations and cash flows.  In addition, emissions controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at ONEOK Partners’ facilities.  ONEOK Partners cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to it.

In June 2013, the Executive Office of the President of the United States (the President) issued the President’s Climate Action Plan, which includes, among other things, plans for further regulatory actions to reduce carbon emissions from various sources. On March 28, 2014, the President released the Climate Action Plan - Strategy to Reduce Methane Emissions (Methane Strategy) that lists a number of actions that the federal agencies will undertake to continue to reduce above-ground methane emissions from several industries, including the oil and natural gas sectors. The proposed measures outlined in the Methane Strategy include, without limitation, the following: collaboration with the states to encourage emission reductions; standards to minimize natural gas venting and flaring on public lands; policy recommendations for reducing emissions from energy infrastructure to increase the performance of the nation’s energy transmission, storage and distribution systems; and continued efforts by PHMSA to require pipeline operators to take steps to eliminate leaks and prevent accidental methane releases and evaluate the progress of states in replacing cast iron pipelines. The impact of any such proposed regulatory actions on ONEOK Partners’ facilities and operations is unknown. ONEOK Partners continues to monitor these proposed regulations and the impact they may have on its business. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a significant impact on ONEOK Partners’ business, financial position, results of operations and cash flows.

Additional information about environmental matters is included in Note M of the Notes to Consolidated Financial Statements in this Quarterly Report.

Pipeline Safety - ONEOK Partners is subject to PHMSA regulations, including asset pipeline integrity-management regulations.  The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas.  In January 2012, The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 was signed into law.  The law increased maximum penalties for violating federal pipeline safety regulations and directs the DOT and Secretary of Transportation to conduct further review or studies on issues that may or may not be material to ONEOK Partners. These issues include but are not limited to the following:

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

Air and Water Emissions - The Clean Air Act, the Clean Water Act, and analogous state laws and/or regulations promulgated thereunder, impose restrictions and controls regarding the discharge of pollutants into the air and water in the United States. Under the Clean Air Act, a federally enforceable operating permit is required for sources of significant air emissions. ONEOK Partners may be required to incur certain capital expenditures for air-pollution-control equipment in connection with obtaining or maintaining permits and approvals for sources of air emissions.  The Clean Water Act imposes substantial potential liability for the removal of pollutants discharged to waters of the United States and remediation of waters affected by such discharge.

Federal, state and regional initiatives to measure and regulate greenhouse gas emissions are underway.  ONEOK Partners monitors all relevant federal and state legislation to assess the potential impact on our operations.  The EPA’s Mandatory Greenhouse Gas Reporting Rule requires annual greenhouse gas emissions reporting from affected facilities and the carbon dioxide emissions equivalents for the natural gas delivered by us and the emissions equivalents for all NGLs produced by ONEOK Partners as if all of these products were combusted, even if they are used otherwise.

ONEOK Partners’ 2013 total reported emissions were approximately 46.7 million metric tons of carbon dioxide equivalents. The 2013 total reportable emissions related to our former natural gas distribution business were approximately 14.0 million metric tons of carbon dioxide equivalents. This total includes direct emissions from the combustion of fuel in our equipment, such as compressor engines and heaters, as well as carbon dioxide equivalents from natural gas and NGL products delivered to customers and produced, as if all such fuel and NGL products were combusted. The additional cost to gather and report this emissions data did not have, and ONEOK Partners does not expect it to have, a material impact on its results of operations, financial position or cash flows.  In addition, Congress has considered, and may consider in the future, legislation to reduce greenhouse gas emissions, including carbon dioxide and methane. Likewise, the EPA may institute additional regulatory rulemaking associated with greenhouse gas emissions from the oil and gas industry. At this time, no rule or legislation has been enacted that assesses any costs, fees or expenses on any of these emissions.

The EPA’s “Tailoring Rule” regulates greenhouse gas emissions at new or modified facilities that meet certain criteria. Affected facilities are required to review best available control technology, conduct air-quality and impact analysis and public reviews with respect to such emissions.  At current emissions threshold levels, this rule has had a minimal impact on ONEOK Partner’s existing facilities.  The EPA has stated it will consider lowering the threshold levels over the next five years, which could increase the impact on its existing facilities; however, potential costs, fees or expenses associated with the potential adjustments are unknown.

The EPA’s rule on air-quality standards, titled RICE NESHAP, initially included a compliance date in 2013, and has since become effective. While the rule could require capital expenditures for the purchase and installation of new emissions-control equipment, ONEOK Partners does not expect these expenditures will have a material impact on its results of operations, financial position or cash flows.

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

The rule was most recently amended in September 2013, and the EPA has indicated that further amendments may be issued in 2014. Based on the amendments and ONEOK Partners’ understanding of pending stakeholder responses to the NSPS rule, ONEOK Partners does not anticipate a material impact to its anticipated capital, operations and maintenance costs resulting from compliance with the regulation to be material. However, the EPA may issue additional responses, amendments and/or policy guidance on the final rule, which could alter its present expectations. Generally, the NSPS rule will require expenditures for updated emissions controls, monitoring and record-keeping requirements at affected facilities in the crude oil and natural gas industry. ONEOK Partners does not expect these expenditures will have a material impact on its results of operations, financial position or cash flows.

CERCLA - The federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also commonly known as Superfund, imposes strict, joint and several liability, without regard to fault or the legality of the original act, on certain classes of “persons” (defined under CERCLA) who caused and/or contributed to the release of a hazardous substance into the environment.  These persons include, but are not limited to, the owner or operator of a facility where the release occurred and/or companies that disposed or arranged for the disposal of the hazardous substances found at the facility. Under CERCLA, these persons may be liable for the costs of cleaning up the hazardous substances released into the environment, damages to natural resources and the costs of certain health studies. ONEOK Partners does not expect its responsibilities under CERCLA will have a material impact on its results of operations, financial position or cash flows.

Chemical Site Security - The United States Department of Homeland Security (Homeland Security) released an interim rule in April 2007 that requires companies to provide reports on sites where certain chemicals, including many hydrocarbon products, are stored.  ONEOK Partners completed the Homeland Security assessments, and its facilities subsequently were assigned one of four risk-based tiers ranging from high (Tier 1) to low (Tier 4) risk, or not tiered at all due to low risk.  To date, four of its facilities have been given a Tier 4 rating.  Facilities receiving a Tier 4 rating are required to complete Site Security Plans and possible physical security enhancements.  ONEOK Partners does not expect the Site Security Plans and possible security enhancements cost to have a material impact on its results of operations, financial position or cash flows.

Pipeline Security - Homeland Security’s Transportation Security Administration and the DOT have completed a review and inspection of our “critical facilities” and identified no material security issues.  Also, the Transportation Security Administration has released new pipeline security guidelines that include broader definitions for the determination of pipeline “critical facilities.”  ONEOK Partners has reviewed its pipeline facilities according to the new guideline requirements, and there have been no material changes required to date.

Environmental Footprint - ONEOK Partners environmental and climate change strategy focuses on minimizing the impact of its operations on the environment. These strategies include:  (i) developing and maintaining an accurate greenhouse gas emissions inventory according to current rules issued by the EPA; (ii) improving the efficiency of its various pipelines, natural gas processing facilities and natural gas liquids fractionation facilities; (iii) following developing technologies for emissions control and the capture of carbon dioxide to keep it from reaching the atmosphere; and (iv) utilizing practices to reduce the loss of methane from its facilities.

ONEOK Partners participates in the EPA’s Natural Gas STAR Program to reduce voluntarily methane emissions.  ONEOK Partners continues to focus on maintaining low rates of lost-and-unaccounted-for natural gas through expanded implementation of best practices to limit the release of natural gas during pipeline and facility maintenance and operations.

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

FORWARD-LOOKING STATEMENTS

Some of the statements contained and incorporated in this Quarterly Report are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  The forward-looking statements relate to our anticipated financial performance (including projected operating income, net income, capital expenditures, cash flows and dividends), liquidity, management’s plans and objectives for our future operations, our business prospects, the outcome of regulatory and legal proceedings, market conditions and other matters.  We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.  The following discussion is intended to identify important factors that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

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

•
the results of administrative proceedings and litigation, regulatory actions, rule changes and receipt of expected clearances involving a local, state or federal regulatory body, including the FERC, the National Transportation Safety Board, the PHMSA, the EPA and CFTC;

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

Our quantitative and qualitative disclosures about market risk for ONEOK Partners are consistent with those discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report.

As a result of the separation of our natural gas distribution business on January 31, 2014 and the wind down of our energy services business on March 31, 2014, we are no longer exposed to market risks associated with these former segments.

COMMODITY-PRICE RISK

See Note D of the Notes to Consolidated Financial Statements and the discussion under ONEOK Partners’ “Commodity-Price Risk” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Quarterly Report for information on our hedging activities.

INTEREST-RATE RISK

We and ONEOK Partners are subject to the risk of interest-rate fluctuation in the normal course of business.  We and ONEOK Partners manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps.  Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At March 31, 2014, and December 31, 2013 ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $900 million and $400 million, respectively, that have been designated as cash flow hedges of the variability of interest payments on a portion of a forecasted debt issuance that may result from changes in the benchmark interest rate before the debt is issued. The interest rate on all of our and ONEOK Partners’ long-term debt was fixed. Future issuances of long-term debt could be affected by changes in interest rates, which could result in higher interest costs.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the first quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information about our legal proceedings is provided in Note M, “Legal Proceedings - Gas Index Pricing Litigation,” of the Notes to Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report. Additional information about our legal proceedings is included under Part 1, Item 3, Legal Proceedings, in our Annual Report.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information relating to our purchases of our common stock for the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number(or Approximate Dollar Value) of Shares (or Units) that May Be Purchased Under the Plans or Programs
January 1-31, 2014	—	$—	—
February 1-28, 2014	—	$—	—
March 1-31, 2014	—	$—	—
Total	—	$—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

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

2.1
Separation and Distribution Agreement, dated as of January 14, 2014, by and between ONE Gas, Inc. and
ONEOK, Inc. (incorporated by reference to Exhibit 2.1 to ONEOK, Inc.’s Current Report on Form 8-K filed
January 15, 2014 (File No. 1-13643)).

3.1	Amended and Restated By-Laws of ONEOK, Inc. (incorporated by reference to Exhibit 3.1 to ONEOK, Inc.’s Current Report on Form 8-K filed February 21, 2014 (File No. 1-13643))

10.1
Tax Matters Agreement, dated as of January 14, 2014, by and between ONE Gas, Inc. and ONEOK, Inc.
(incorporated by reference to Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K filed January 15,
2014 (File No. 1-13643)).

10.2
Transition Services Agreement, dated January 14, 2014, by and between ONE Gas, Inc. and ONEOK, Inc.
(incorporated by reference to Exhibit 10.2 to ONEOK, Inc.’s Current Report on Form 8-K filed January 15,
2014 (File No. 1-13643)).

10.3
Employee Matters Agreement, dated January 14, 2014, by and between ONE Gas, Inc. and ONEOK, Inc.
(incorporated by reference to Exhibit 10.3 to ONEOK, Inc.’s Current Report on Form 8-K filed January 15,
2014 (File No. 1-13643)).

10.4
Amended and Restated Credit Agreement, effective as of January 31, 2014, among ONEOK, Inc., Bank of
America, N.A., as administrative agent, swing-line lender, a letter of credit issuer and a lender, and the other lenders and letter of credit issuers parties thereto, attached as an annex to that certain Amendment Agreement, dated as of December 20, 2013 (incorporated by reference to Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K filed December 23, 2013 (File No. 1-13643)).

10.5
Amended and Restated Credit Agreement, effective as of January 31, 2014, among ONEOK Partners, L.P.,
Citibank, N.A., as administrative agent, swing-line lender, a letter of credit issuer and a lender, and the other lenders and letter of credit issuers parties thereto, attached as an annex to that certain Amendment Agreement, dated as of December 20, 2013 (incorporated by reference to Exhibit 10.1 to ONEOK Partners, L.P.’s Current
Report on Form 8-K filed December 23, 2013 (File No. 1-12202)).

10.6
Guaranty Agreement, dated as of January 31, 2014, by ONEOK Partners Intermediate Limited Partnership in
favor of the Citibank, N.A., as administrative agent, under the above-referenced Amended and Restated
Credit Agreement (incorporated by reference from Exhibit 10.2 to ONEOK Partners, L.P.’s Quarterly Report on Form 10-Q filed May 7, 2014 (File No. 001-12202)).

10.7
Form of 2013 Additional Restricted Unit Stock Bonus Award Agreement, effective February 19, 2014
(incorporated by reference to Exhibit 10.35 to ONEOK Inc.’s Annual Report on Form 10-K filed February
25, 2014 (File No. 1-13643)).

10.8
Form of 2013 Additional Performance Unit Award Agreement, effective February 19, 2014 (incorporated by reference to Exhibit 10.36 to ONEOK Inc.’s Annual Report on Form 10-K filed February 25, 2014 (File No.
1-13643)).

10.9
Form of 2012 Additional Restricted Unit Stock Bonus Award Agreement, effective February 19, 2014
(incorporated by reference to Exhibit 10.49 to ONEOK Inc.’s Annual Report on Form 10-K filed February
25, 2014 (File No. 1-13643)).

10.10
Form of 2012 Additional Performance Unit Award Agreement, effective February 19, 2014 (incorporated by reference to Exhibit 10.50 to ONEOK Inc.’s Annual Report on Form 10-K filed February 25, 2014 (File No.
1-13643)).

10.11
Form of 2014 Restricted Unit Award Agreement, effective February 19, 2014 (incorporated by reference to
Exhibit 10.54 to ONEOK Inc.’s Annual Report on Form 10-K filed February 25, 2014 (File No. 1-13643)).

10.12
Form of 2014 Performance Unit Award Agreement, effective February 19, 2014 (incorporated by reference to
Exhibit 10.55 to ONEOK Inc.’s Annual Report on Form 10-K filed February 25, 2014 (File No. 1-13643)).

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents:  (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013; (iv) Consolidated Balance Sheets at March 31, 2014, and December 31, 2013; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; (vi) Consolidated Statement of Changes in Equity for the three months ended March 31, 2014; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: May 7, 2014	By:	/s/ Derek S. Reiners
Derek S. Reiners
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)