Form 10-Q
period 2014-06-30
ONEOK INC /NEW/
filed 2014-08-06
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014.
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
Yes __ No X

On July 29, 2014, the Company had 208,002,586 shares of common stock outstanding.

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

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2013
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Btu	British thermal units, a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit
CFTC	Commodities Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act Amendments of 1972, as amended
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOT	United States Department of Transportation
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
MMBbl	Million barrels
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Policy Act	Natural Gas Policy Act of 1978, as amended
NGL(s)	Natural gas liquid(s)
NGL products	Marketable natural gas liquids purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
ONE Gas	ONE Gas, Inc.
ONEOK	ONEOK, Inc.
ONEOK Credit Agreement	ONEOK’s $300 million Amended and Restated Revolving Credit Agreement dated January 31, 2014
ONEOK Partners	ONEOK Partners, L.P.
ONEOK Partners Credit Agreement	ONEOK Partners’ $1.7 billion Amended and Restated Revolving Credit Agreement dated January 31, 2014
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and the sole general partner of ONEOK Partners
OPIS	Oil Price Information Service
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P., as amended
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds

Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
S&P	Standard & Poor’s Ratings Services
SCOOP	South Central Oklahoma Oil Province
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2014	2013	2014	2013
	(Thousands of dollars, except per share amounts)
Revenues
Commodity sales	$2,715,109	$2,447,411	$5,521,838	$4,646,205
Services	351,773	321,573	708,340	640,734
Total revenues	3,066,882	2,768,984	6,230,178	5,286,939
Cost of sales and fuel	2,571,402	2,356,226	5,224,071	4,503,074
Net margin	495,480	412,758	1,006,107	783,865
Operating expenses
Operations and maintenance	153,323	108,906	280,049	230,311
Depreciation and amortization	72,127	58,883	139,541	114,166
General taxes	18,699	16,859	41,084	36,589
Total operating expenses	244,149	184,648	460,674	381,066
Gain (loss) on sale of assets	(16)	279	(1)	320
Operating income	251,315	228,389	545,432	403,119
Equity earnings from investments (Note K)	25,435	26,421	59,094	52,276
Allowance for equity funds used during construction	1,253	5,656	12,224	14,743
Other income	3,213	2,734	4,622	8,356
Other expense	(1,392)	(380)	(26,926)	(1,881)
Interest expense (net of capitalized interest of $11,375, $11,359, $27,143 and $23,964, respectively)	(88,751)	(66,120)	(183,652)	(130,606)
Income before income taxes	191,073	196,700	410,794	346,007
Income taxes	(42,313)	(42,923)	(57,297)	(81,727)
Income from continuing operations	148,760	153,777	353,497	264,280
Income (loss) from discontinued operations, net of tax (Note B)	(8,009)	(74,282)	(6,235)	(19,080)
Net income	140,751	79,495	347,262	245,200
Less: Net income attributable to noncontrolling interests	79,161	78,576	192,157	131,760
Net income attributable to ONEOK	$61,590	$919	$155,105	$113,440
Amounts attributable to ONEOK:
Income from continuing operations	$69,599	$75,201	$161,340	$132,520
Income (loss) from discontinued operations	(8,009)	(74,282)	(6,235)	(19,080)
Net income	$61,590	$919	$155,105	$113,440
Basic earnings per share:
Income from continuing operations (Note I)	$0.33	$0.36	$0.77	$0.64
Income (loss) from discontinued operations	(0.04)	(0.36)	(0.03)	(0.09)
Net income	$0.29	$—	$0.74	$0.55
Diluted earnings per share:
Income from continuing operations (Note I)	$0.33	$0.36	$0.77	$0.63
Income (loss) from discontinued operations	(0.04)	(0.36)	(0.03)	(0.09)
Net income	$0.29	$—	$0.74	$0.54
Average shares (thousands)
Basic	209,403	206,143	209,267	205,811
Diluted	210,516	208,874	210,337	209,166
Dividends declared per share of common stock	$0.56	$0.36	$0.96	$0.72
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2014	2013	2014	2013
	(Thousands of dollars)
Net income	$140,751	$79,495	$347,262	$245,200
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on energy marketing and risk-management assets/liabilities, net of tax of $3,596, $(13,840), $13,824 and $(9,882), respectively	(28,920)	53,289	(78,846)	39,637
Realized (gains) losses in net income, net of tax of $(1,202), $2,614, $(14,219) and $(2,081), respectively	7,511	(3,390)	45,038	3,905
Unrealized holding gains (losses) on available-for-sale securities, net of tax of $25, $(168), $37 and $(130), respectively	(37)	268	(113)	206
Change in pension and postretirement benefit plan liability, net of tax of $(1,356), $4,340, $(3,923) and $9,048, respectively	2,033	(6,882)	5,884	(14,344)
Total other comprehensive income (loss), net of tax	(19,413)	43,285	(28,037)	29,404
Comprehensive income	121,338	122,780	319,225	274,604
Less: Comprehensive income attributable to noncontrolling interests	62,962	110,678	158,649	156,336
Comprehensive income attributable to ONEOK	$58,376	$12,102	$160,576	$118,268
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Unaudited)	2014	2013
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$358,560	$145,565
Accounts receivable, net	1,097,008	1,109,510
Natural gas and natural gas liquids in storage	335,116	188,286
Commodity imbalances	93,070	80,481
Other current assets	118,545	133,010
Assets of discontinued operations (Note B)	57,356	747,872
Total current assets	2,059,655	2,404,724
Property, plant and equipment
Property, plant and equipment	11,737,291	10,970,256
Accumulated depreciation and amortization	1,866,627	1,738,302
Net property, plant and equipment	9,870,664	9,231,954
Investments and other assets
Investments in unconsolidated affiliates (Note K)	1,212,408	1,229,838
Goodwill and intangible assets	1,018,679	1,024,562
Other assets	193,032	224,353
Assets of discontinued operations (Note B)	30,100	3,626,050
Total investments and other assets	2,454,219	6,104,803
Total assets	$14,384,538	$17,741,481
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)
	June 30,	December 31,
(Unaudited)	2014	2013
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt	$10,650	$10,650
Notes payable (Note E)	—	564,462
Accounts payable	1,271,539	1,273,102
Commodity imbalances	207,456	213,577
Accrued interest	105,099	109,099
Other current liabilities	190,289	103,752
Liabilities of discontinued operations (Note B)	66,138	455,688
Total current liabilities	1,851,171	2,730,330
Long-term debt, excluding current maturities (Note F)	7,196,988	7,753,657
Deferred credits and other liabilities
Deferred income taxes	1,253,099	1,146,562
Other deferred credits	237,468	217,522
Liabilities of discontinued operations (Note B)	52,481	1,048,230
Total deferred credits and other liabilities	1,543,048	2,412,314
Commitments and contingencies (Note M)
Equity (Note G)
ONEOK shareholders’ equity:
Common stock, $0.01 par value: authorized 600,000,000 shares; issued 245,811,180 shares and outstanding 207,999,517 shares at June 30, 2014; issued 245,811,180 shares and outstanding 206,618,877 shares at December 31, 2013	2,458	2,458
Paid-in capital	1,503,582	1,433,600
Accumulated other comprehensive loss (Note H)	(113,127)	(121,987)
Retained earnings	225,423	2,020,815
Treasury stock, at cost: 37,811,663 shares at June 30, 2014, and 39,192,303 shares at December 31, 2013	(961,911)	(997,035)
Total ONEOK shareholders’ equity	656,425	2,337,851
Noncontrolling interests in consolidated subsidiaries	3,136,906	2,507,329
Total equity	3,793,331	4,845,180
Total liabilities and equity	$14,384,538	$17,741,481
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
(Unaudited)	2014	2013
	(Thousands of dollars)
Operating activities
Net income	$347,262	$245,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150,895	182,076
Charges attributable to exit activities	1,739	113,780
Equity earnings from investments	(59,094)	(52,276)
Distributions received from unconsolidated affiliates	61,200	51,546
Deferred income taxes	57,191	68,468
Share-based compensation expense	17,288	19,018
Pension and postretirement benefit expense, net of contributions	12,729	5,187
Allowance for equity funds used during construction	(12,224)	(14,743)
Loss (gain) on sale of assets	1	(320)
Other	—	(3,658)
Changes in assets and liabilities:
Accounts receivable	17,504	190,633
Natural gas and natural gas liquids in storage	(40,122)	82,018
Accounts payable	(3,426)	(63,954)
Commodity imbalances, net	(15,830)	(57,885)
Settlement of exit activities liabilities	(25,728)	—
Accrued interest	(4,129)	(1,843)
Other assets and liabilities, net	31,051	25,034
Cash provided by operating activities	536,307	788,281
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(822,201)	(1,060,333)
Acquisition	(14,000)	—
Contributions to unconsolidated affiliates	(1,063)	(4,558)
Distributions received from unconsolidated affiliates	16,449	17,958
Proceeds from sale of assets	319	3,333
Cash used in investing activities	(820,496)	(1,043,600)
Financing activities
Borrowing (repayment) of notes payable, net	(564,462)	16,830
Issuance of ONE Gas, Inc. debt, net of discounts	1,199,994	—
ONE Gas, Inc. long-term debt financing costs	(9,663)	—
Repayment of debt	(553,855)	(3,888)
Issuance of common stock	9,166	6,002
Issuance of common units, net of issuance costs	878,765	15,942
Dividends paid	(199,684)	(147,982)
Cash of ONE Gas, Inc. at separation	(60,000)	—
Distributions to noncontrolling interests	(206,342)	(181,522)
Cash provided by (used in) financing activities	493,919	(294,618)
Change in cash and cash equivalents	209,730	(549,937)
Change in cash and cash equivalents included in discontinued operations	3,265	247
Change in cash and cash equivalents included in continuing operations	212,995	(549,690)
Cash and cash equivalents at beginning of period	145,565	579,578
Cash and cash equivalents at end of period	$358,560	$29,888
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ONEOK Shareholders’ Equity
(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)
	(Shares)	(Thousands of dollars)
January 1, 2014	245,811,180	$2,458	$1,433,600	$(121,987)
Net income	—	—	—	—
Other comprehensive income (loss)	—	—	—	5,471
Common stock issued	—	—	(21,220)	—
Common stock dividends - $0.96 per share	—	—	—	—
Issuance of common units of ONEOK Partners	—	—	127,125	—
Distribution of ONE Gas to shareholders (Note B)	—	—	—	3,389
Distributions to noncontrolling interests	—	—	—	—
Other	—	—	(35,923)	—
June 30, 2014	245,811,180	$2,458	$1,503,582	$(113,127)
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Continued)
	ONEOK Shareholders’ Equity
(Unaudited)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2014	$2,020,815	$(997,035)	$2,507,329	$4,845,180
Net income	155,105	—	192,157	347,262
Other comprehensive income (loss)	—	—	(33,508)	(28,037)
Common stock issued	—	35,124	—	13,904
Common stock dividends - $0.96 per share	(199,684)	—	—	(199,684)
Issuance of common units of ONEOK Partners	—	—	677,270	804,395
Distribution of ONE Gas to shareholders (Note B)	(1,750,813)	—	—	(1,747,424)
Distributions to noncontrolling interests	—	—	(206,342)	(206,342)
Other	—	—	—	(35,923)
June 30, 2014	$225,423	$(961,911)	$3,136,906	$3,793,331

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Organization and Nature of Operations - We are the sole general partner and own limited partner units of ONEOK Partners (NYSE: OKS), which together represent an aggregate 38.5 percent interest in ONEOK Partners at June 30, 2014. On January 31, 2014, we completed the separation of our natural gas distribution business into a stand-alone publicly traded company called ONE Gas. On March 31, 2014, we completed the accelerated wind down of our energy services business. The results of operations for our former natural gas distribution and energy services businesses have been classified as discontinued operations for all periods presented. Following the ONE Gas separation and wind down of our energy services business, our primary source of income and cash flow is generated from our investment in ONEOK Partners. See Note B for additional information.

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

Income Taxes - Deferred income taxes are recorded for the difference between the financial statement and income tax basis of assets and liabilities and carryforward items, based on income tax laws and rates existing at the time the temporary differences are expected to reverse. Deferred tax liabilities and deferred income tax expense were reduced by $34.6 million in the first quarter 2014 due to a reduction in our estimate of the effective state income tax rate to reflect a change in the mix of taxable income in the states in which we now operate, resulting from the separation of our former natural gas distribution business and the wind down of our energy services business. We also recorded a valuation allowance of $8.2 million in the first quarter 2014 for state tax credits as it is more likely than not that we will not be able to utilize these credits as a result of the separation of our former natural gas distribution business and the wind down of our energy services business. Together, these adjustments resulted in a net $26.4 million reduction in deferred tax liabilities and deferred income tax expense.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines the principles an entity must apply to measure and recognize revenue for entities that enter into contracts to provide goods or services to their customers. The core principle is that an entity should recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to a customer. The amendments also require more extensive disaggregated revenue disclosures in interim and annual financial statements. This update will be effective for interim and annual periods that begin on or after December 15, 2016, with either retrospective application for all periods presented or retrospective application with a cumulative effect adjustment. We will adopt this guidance beginning in the first quarter 2017, and we are evaluating the impact on us.

B.	DISCONTINUED OPERATIONS

Separation of ONE Gas - On January 31, 2014, we completed the separation of ONE Gas. ONE Gas consists of ONEOK’s former natural gas distribution business that includes Kansas Gas Service, Oklahoma Natural Gas and Texas Gas Service. ONEOK shareholders of record at the close of business on January 21, 2014, retained their shares of ONEOK stock and received one share of ONE Gas stock for every four shares of ONEOK stock owned in a transaction that was tax-free to ONEOK and its shareholders. ONE Gas shares were distributed following the close of business on January 31, 2014. We retained no ownership interest in ONE Gas. On the date of the separation, ONE Gas consisted of approximately $4.3 billion of assets, $2.6 billion of liabilities and $1.7 billion of equity. Excluding cash of ONE Gas at separation, the separation was accounted for as a noncash activity. These balances include certain estimates expected to be finalized in 2014.

Wind Down of Energy Services Business - On March 31, 2014, we completed the accelerated wind down of our energy services business. We executed an agreement in the first quarter 2014 to release a nonaffiliated, third-party natural gas storage contract to a third party, resulting in a noncash charge of $1.7 million. All of the remaining natural gas transportation and storage contracts not previously released or assigned expired on their own terms on or before March 31, 2014. Our energy services business continued to serve its contracted premium-services until these remaining contracts expired on or before March 31, 2014. Our energy services business was classified as discontinued operations, effective at the close of business March 31, 2014, when substantially all operations ceased.

The following table summarizes the change in our liability related to released capacity contracts for the period indicated:

Six Months Ended
June 30, 2014
(Millions of dollars)
Beginning balance	$122.0
Noncash charges	1.7
Settlements	(25.7)
Accretion	1.1
Ending balance	$99.1

We expect future cash payments associated with previously released transportation and storage capacity from the wind down of our energy services business on an after-tax basis to be approximately $60 million, with approximately $15 million paid in the remainder of 2014, $23 million in 2015, $11 million in 2016 and $11 million over the period 2017 through 2023.

Results of Operations of Discontinued Operations - The results of operations for our former natural gas distribution and energy services businesses have been reported as discontinued operations for all periods presented. The tables below provide selected financial information reported in discontinued operations in the Consolidated Statements of Income:

	Three Months Ended					Six Months Ended
	June 30, 2014					June 30, 2014
	Natural Gas Distribution		Energy Services		Total	Natural Gas Distribution		Energy Services	Total
	(Thousands of dollars)
Revenues	$—		$—		$—	$287,249		$353,404	$640,653
Cost of sales and fuel	—		—		—	190,893		364,648	555,541
Net margin	—		—		—	96,356		(11,244)	85,112
Operating costs	1,416	(a)	1,395	(c)	2,811	60,847	(a)	4,522	65,369
Depreciation and amortization	—		—		—	11,035		319	11,354
Operating income (loss)	(1,416)		(1,395)		(2,811)	24,474		(16,085)	8,389
Other income (expense), net	—		—		—	(888)		(7)	(895)
Interest expense, net	—		—		—	(4,592)		(413)	(5,005)
Income taxes	(5,745)	(b)	547		(5,198)	(16,415)		7,691	(8,724)
Income (loss) from discontinued operations, net	$(7,161)		$(848)		$(8,009)	$2,579		$(8,814)	$(6,235)
(a) - Includes approximately $1.3 million and $23.0 million for the three and six months ended June 30, 2014, respectively, of costs related to the ONE Gas separation.
(b) - Reflects revision of estimates for income taxes related to the ONE Gas separation.
(c) - Represents primarily accretion expense.

	Three Months Ended			Six Months Ended
	June 30, 2013			June 30, 2013
	Natural Gas Distribution	Energy Services	Total	Natural Gas Distribution	Energy Services	Total
	(Thousands of dollars)
Revenues	$311,606	$359,984	$671,590	$947,537	$830,179	$1,777,716
Cost of sales and fuel	133,163	497,799	630,962	517,420	967,320	1,484,740
Net margin	178,443	(137,815)	40,628	430,117	(137,141)	292,976
Operating costs	104,382	3,479	107,861	217,785	8,367	226,152
Depreciation and amortization	32,904	68	32,972	67,771	139	67,910
Operating income (loss)	41,157	(141,362)	(100,205)	144,561	(145,647)	(1,086)
Other income (expense), net	(44)	17	(27)	575	45	620
Interest expense, net	(15,163)	(448)	(15,611)	(30,469)	(1,093)	(31,562)
Income taxes	(10,513)	52,074	41,561	(40,801)	53,749	12,948
Income (loss) from discontinued operations, net	$15,437	$(89,719)	$(74,282)	$73,866	$(92,946)	$(19,080)

Prior to the ONE Gas separation, natural gas sales and transportation and storage services provided to our former natural gas distribution business by ONEOK Partners were $14.3 million for the three months ended June 30, 2013, and $7.5 million and $28.1 million for the six months ended June 30, 2014 and 2013, respectively. Prior to February 1, 2014, these revenues and related costs were eliminated in consolidation. Beginning February 1, 2014, these revenues represent third-party transactions with ONE Gas and are not eliminated in consolidation, as such sales and services have continued subsequent to the separation and are expected to continue in future periods.

Prior to the completion of the energy services wind down, natural gas sales and transportation and storage services provided to our energy services business by ONEOK Partners were $77.0 million for the three months ended June 30, 2013, and $46.0 million and $145.9 million for the six months ended June 30, 2014 and 2013, respectively. While these transactions were eliminated in consolidation in previous periods, they are reflected now as affiliate transactions and not eliminated in consolidation as these transactions have continued with third parties.

Statement of Financial Position of Discontinued Operations - The following table presents the carrying value of assets and liabilities of our former natural gas distribution and energy services businesses included in assets and liabilities of discontinued operations in the Consolidated Balance Sheets for the period presented:

	December 31, 2013
	Natural Gas Distribution	Energy Services	Total
	(Thousands of dollars)
Assets
Cash and cash equivalents	$3,535	$213	$3,748
Accounts receivable, net	368,214	87,315	455,529
Natural gas and natural gas liquids in storage	166,128	62,663	228,791
Other current assets	30,328	29,476	59,804
Net property, plant and equipment	3,065,272	279	3,065,551
Goodwill	157,953	—	157,953
Other assets	402,161	385	402,546
Total assets	$4,193,591	$180,331	$4,373,922
Liabilities
Current maturities of long-term debt	$6	$—	$6
Accounts payable	168,785	77,287	246,072
Other current liabilities	168,964	40,646	209,610
Long-term debt, excluding current maturities	1,318	—	1,318
Deferred income taxes	826,921	(35,221)	791,700
Other deferred credits	184,214	70,998	255,212
Total liabilities	$1,350,208	$153,710	$1,503,918

At June 30, 2014, the major classes of assets and liabilities in discontinued operations related to our former energy services business. These amounts consisted of current assets, which included income taxes receivable of $37.7 million and deferred tax assets of $14.5 million; noncurrent assets, which included deferred tax assets of $29.2 million; current liabilities, which included capacity release obligations of $46.2 million and deferred tax liabilities of $12.2 million; and noncurrent liabilities, which included $52.9 million of noncurrent capacity release obligations.

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

In the first quarter 2014, outstanding commodity derivative positions with third parties entered into by our energy services business on ONEOK Partners’ behalf were transferred to ONEOK Partners. Beginning in the second quarter 2014, ONEOK Partners enters into all commodity derivative financial contracts directly with unaffiliated third parties.

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

	June 30, 2014
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Assets
Derivatives
Commodity contracts
Financial contracts	$945	$—	$506	$1,451	$(1,451)	$—
Physical contracts	—	—	1,526	1,526	(933)	593
Interest-rate contracts	—	26,649	—	26,649	—	26,649
Total derivatives	945	26,649	2,032	29,626	(2,384)	27,242
Available-for-sale investment securities (c)	1,419	—	—	1,419	—	1,419
Total assets	$2,364	$26,649	$2,032	$31,045	$(2,384)	$28,661
Liabilities
Derivatives
Commodity contracts
Financial contracts	$(3,814)	$(2,865)	$(1,120)	$(7,799)	$4,934	$(2,865)
Physical contracts	—	—	(2,225)	(2,225)	933	(1,292)
Interest-rate contracts	—	(19,240)	—	(19,240)	—	(19,240)
Total liabilities	$(3,814)	$(22,105)	$(3,345)	$(29,264)	$5,867	$(23,397)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis.  ONEOK Partners nets derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and ONEOK Partners.  At June 30, 2014, ONEOK Partners held no cash collateral and posted $3.5 million cash collateral with various counterparties.
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
(b) - Included in other current assets, other assets or other current liabilities in our Consolidated Balance Sheets.
(c) - Available-for-sale investment securities represent assets of ONEOK.

The following table sets forth the reconciliation of our Level 3 fair value measurements for our continuing operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Assets (Liabilities)	2014	2013	2014	2013
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$1,972	$(4,855)	$(782)	$(2,423)
Total realized/unrealized gains (losses):
Included in earnings (a)	33	—	(895)	—
Included in other comprehensive income (loss)	(3,318)	12,537	(3,370)	10,105
Purchases, issuances and settlements	—	—	3,734	—
Net assets (liabilities) at end of period	$(1,313)	$7,682	$(1,313)	$7,682
(a) - Reported in commodity sales revenues in our Consolidated Statements of Income.

Realized/unrealized gains (losses) include the realization of ONEOK Partners’ derivative contracts through maturity. During the three and six months ended June 30, 2014 and 2013, gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the end of the period were not material.

ONEOK Partners recognizes transfers into and out of the levels in the fair value hierarchy as of the end of each reporting period.  During the three and six months ended June 30, 2014 and 2013, there were no transfers between levels.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $8.0 billion, and $8.2 billion at June 30, 2014, and December 31, 2013, respectively.  The book value of long-term debt, including current maturities, was $7.2 billion and $7.8 billion at June 30, 2014, and December 31, 2013, respectively.  The estimated fair value of the aggregate of ONEOK’s and ONEOK Partners’ senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities.  The estimated fair value of our consolidated long-term debt is classified as Level 2.

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

•
Forward contracts - Nonstandardized commitments between two parties to purchase or sell natural gas, crude oil or NGLs for future physical delivery. These contracts typically are nontransferable and only can be canceled with the consent of both parties; and

•
Swaps - Exchange of one or more payments based on the value of one or more commodities. These instruments transfer the financial risk associated with a future change in value between the counterparties of the transaction, without also conveying ownership interest in the asset or liability.

The Natural Gas Gathering and Processing segment is exposed to commodity-price risk as a result of receiving commodities in exchange for services associated with its POP contracts. ONEOK Partners is also exposed to basis risk between the various production and market locations where it receives and sells commodities.  As part of its hedging strategy, ONEOK Partners uses the previously described commodity derivative financial instruments and physical-forward contracts to minimize the impact of price fluctuations related to natural gas, NGLs and condensate.

The Natural Gas Liquids segment is exposed to basis risk primarily as a result of the relative value of NGL purchases at one location and sales at another location. To a lesser extent, ONEOK Partners is exposed to commodity-price risk resulting from the relative values of the various NGL products to each other, NGLs in storage and the relative value of NGLs to natural gas. ONEOK Partners utilizes physical-forward contracts to reduce the impact of price fluctuations related to NGLs. At June 30, 2014, and December 31, 2013, there were no financial derivative instruments used in ONEOK Partners’ natural gas liquids operations.

The Natural Gas Pipelines segment is exposed to commodity-price risk because its intrastate and interstate natural gas pipelines retain natural gas from its customers for operations or as part of its fee for services provided. When the amount of natural gas consumed as fuel in operations by these pipelines differs from the amount provided by its customers, ONEOK Partners’ pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose it to commodity-price risk depending on the regulatory treatment for this activity. To the extent that commodity-price risk in its Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, ONEOK Partners uses physical-forward sales or purchases to reduce the impact of price fluctuations related to natural gas. At June 30, 2014, and December 31, 2013, there were no financial derivative instruments used in ONEOK Partners’ natural gas pipeline operations.

Interest-rate risk - We and ONEOK Partners manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. ONEOK Partners has forward-starting interest-rate swaps designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. At June 30, 2014, ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $400 million with settlement dates greater than 12 months and $500 million with settlement dates less than 12 months.

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

Under certain conditions, we and ONEOK Partners designate derivative instruments as a hedge of exposure to changes in fair values or cash flows. We and ONEOK Partners formally document all relationships between hedging instruments and hedged items, as well as risk-management objectives, strategies for undertaking various hedge transactions and methods for assessing and testing correlation and hedge ineffectiveness. We and ONEOK Partners specifically identify the forecasted transaction that has been designated as the hedged item in a cash flow hedge relationship. We and ONEOK Partners assess the effectiveness of hedging relationships quarterly by performing an effectiveness analysis on fair value and cash flow hedging relationships to determine whether the hedge relationships are highly effective on a retrospective and prospective basis.  ONEOK Partners also documents normal purchases and normal sales transactions expected to result in physical delivery and that are exempted from derivative accounting treatment.

The realized revenues and purchase costs of derivative instruments that are not considered held for trading purposes and derivatives that qualify as normal purchases or normal sales that are expected to result in physical delivery are reported on a gross basis.

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

Fair Values of Derivative Instruments - See Note C for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of derivative instruments for our continuing operations for the periods indicated:

	June 30, 2014		December 31, 2013
	Assets (a)	(Liabilities) (a)	Assets (a)	(Liabilities) (a)
	(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	$1,451	$(7,799)	$6,469	$(5,107)
Physical contracts	1,462	(2,225)	1,064	(3,463)
Interest-rate contracts	26,649	(19,240)	54,503	—
Total derivatives designated as hedging instruments	29,562	(29,264)	62,036	(8,570)
Derivatives not designated as hedging instruments
Commodity contracts
Physical contracts	64	—	959	—
Total derivatives not designated as hedging instruments	64	—	959	—
Total derivatives	$29,626	$(29,264)	$62,995	$(8,570)
(a) - Included on a net basis in other current assets, other assets or other current liabilities on our Consolidated Balance Sheets.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments for our continuing operations for the periods indicated:

		June 30, 2014		December 31, 2013
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures and swaps	—	(38.8)	—	(48.1)
- Crude oil and NGLs (MMbbl)	Futures, forwards and swaps	0.1	(3.0)	—	(4.0)
Basis
- Natural gas (Bcf)	Futures and swaps	—	(38.8)	—	(48.1)
Interest-rate contracts (Millions of dollars)	Forward-starting swaps	$900.0	$—	$400.0	$—

These notional quantities are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and consequently do not reflect ONEOK Partners’ actual exposure to market or credit risk.

Cash Flow Hedges - Accumulated other comprehensive income (loss) at June 30, 2014, includes losses of approximately $2.9 million, net of tax, related to ONEOK Partners’ commodity derivative instruments that will be recognized within the next 18 months as the forecasted transactions affect earnings.  If prices remain at current levels, we will recognize $3.3 million in net losses over the next 12 months and net gains of $0.4 million thereafter.  The amount deferred in accumulated other comprehensive income (loss) attributable to our settled interest-rate swaps is a loss of $39.9 million, net of tax, which will be recognized over the life of the long-term, fixed-rate debt. We expect that losses of $4.7 million will be reclassified into earnings during the next 12 months as the hedged items affect earnings. The remaining amounts in accumulated other comprehensive income (loss) are attributable primarily to ONEOK Partners’ forward-starting interest-rate swaps with future settlement dates, which will be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of ONEOK Partners’ debt.

The following table sets forth the effects of cash flow hedges recognized in other comprehensive income (loss) for our continuing operations for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Thousands of dollars)
Commodity contracts	$(6,114)	$33,145	$(41,876)	$13,377
Interest-rate contracts	(26,401)	22,217	(47,094)	29,005
Total unrealized gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion)	$(32,515)	$55,362	$(88,970)	$42,382

The following table sets forth the effect of cash flow hedges on our Consolidated Statements of Income for our continuing operations for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Effective Portion)	Three Months Ended		Six Months Ended
		June 30,		June 30,
		2014	2013	2014	2013
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues	$(5,187)	$1,245	$(31,606)	$3,811
Interest-rate contracts	Interest expense	(3,526)	(3,707)	(14,847)	(7,144)
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income on derivatives (effective portion)		$(8,713)	$(2,462)	$(46,453)	$(3,333)

Ineffectiveness related to our and ONEOK Partners’ cash flow hedges was not material for the three and six months ended June 30, 2014 and 2013.  In the event that it becomes probable that a forecasted transaction will not occur, ONEOK Partners will discontinue cash flow hedge treatment, which will affect earnings.

For the six months ended June 30, 2014, we reclassified losses of $4.6 million, net of taxes of $3.1 million, to interest expense from accumulated other comprehensive income (loss) due to the discontinuance of cash flow hedge treatment from the de-designation of interest-rate swaps related to the early retirement of long-term debt. See Note F for additional information. There were no gains or losses due to the discontinuance of cash flow hedge treatment during the three months ended June 30, 2014 and the three and six months ended June 30, 2013.

Credit Risk - In the first quarter 2014, outstanding commodity derivative positions with third parties entered into by our energy services business on ONEOK Partners’ behalf were transferred to ONEOK Partners. Beginning in the second quarter 2014, ONEOK Partners enters into all commodity derivative financial contracts directly with unaffiliated third parties.

We and ONEOK Partners monitor the creditworthiness of counterparties and compliance with policies and limits established by our Risk Oversight and Strategy Committee. We and ONEOK Partners maintain credit policies on counterparties that we and ONEOK Partners believe minimize overall credit risk.  These policies include an evaluation of potential counterparties’ financial condition (including credit ratings, bond yields and credit default swap rates), collateral requirements under certain circumstances and the use of standardized master-netting agreements that allow us to net the positive and negative exposures associated with a single counterparty.  ONEOK Partners has counterparties whose credit is not rated, and for those customers it uses internally developed credit ratings.

Some of ONEOK Partners’ financial derivative instruments contain provisions that require it to maintain an investment-grade credit rating from S&P and/or Moody’s.  If ONEOK Partners’ credit ratings on senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk in a net liability position at June 30, 2014.

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

ONEOK Credit Agreement - The ONEOK Credit Agreement, which was amended and restated effective on January 31, 2014, and expires in January 2019, is a $300 million revolving credit facility and contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to Consolidated EBITDA (EBITDA, as defined in our ONEOK Credit Agreement) of no more than 4.0 to 1. Upon breach of certain covenants by us in the ONEOK Credit Agreement, amounts outstanding under the ONEOK Credit Agreement, if any, may become due and payable immediately. At June 30, 2014, ONEOK’s ratio of indebtedness to Consolidated EBITDA was 1.7 to 1, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement. As a result of a reduction in the borrowing capacity of the ONEOK Credit Agreement, we wrote off approximately $2.9 million in interest expense of previously deferred credit agreement issuance costs in the first quarter 2014.

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

In February 2014, we repaid all amounts outstanding under our commercial paper program with a portion of the proceeds received from ONE Gas in connection with the separation and terminated the program. See Note F for additional information. At June 30, 2014, ONEOK had $2.1 million in letters of credit issued.

ONEOK Partners Credit Agreement - The amount of short-term borrowings authorized by ONEOK Partners GP’s Board of Directors is $2.5 billion. At June 30, 2014, ONEOK Partners had no commercial paper outstanding, $14.0 million in letters of credit issued and no borrowings under the ONEOK Partners Credit Agreement.

The ONEOK Partners Credit Agreement, which was amended and restated effective on January 31, 2014, and expires in January 2019, is a $1.7 billion revolving credit facility and includes a $100 million sublimit for the issuance of standby letters of credit, a $150 million swingline sublimit and an option to request an increase in the size of the facility to an aggregate of $2.4 billion by either commitments from new lenders or increased commitments from existing lenders. The ONEOK Partners Credit Agreement is available for general partnership purposes. During the second quarter 2014, ONEOK Partners increased the size of its commercial paper program to $1.7 billion from $1.2 billion. Amounts outstanding under ONEOK Partners’ commercial paper program reduce the borrowing capacity under the ONEOK Partners Credit Agreement.

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

The ONEOK Partners Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters.  As a result of a pipeline acquisition ONEOK Partners completed in the first quarter 2014, the allowable ratio of indebtedness to adjusted EBITDA increased to 5.5 to 1 through the third quarter 2014. Upon breach of certain covenants by ONEOK Partners in the ONEOK Partners Credit Agreement, amounts outstanding under the ONEOK Partners Credit Agreement, if any, may become due and payable immediately.  At June 30, 2014, its ratio of indebtedness to adjusted EBITDA was 3.4 to 1, and ONEOK Partners was in compliance with all covenants under the ONEOK Partners Credit Agreement.

Neither ONEOK nor ONEOK Partners guarantees the debt or other similar commitments of unaffiliated parties. ONEOK does not guarantee the debt, commercial paper or other similar commitments of ONEOK Partners, and ONEOK Partners does not guarantee the debt or other similar commitments of ONEOK.

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

The following table sets forth the changes in equity attributable to us and our noncontrolling interests, including other comprehensive income, net of tax, for the periods indicated:

	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013
	ONEOK Shareholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity	ONEOK Shareholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
Beginning balance	$584,500	$2,543,207	$3,127,707	$2,134,354	$2,069,779	$4,204,133
Net income	61,590	79,161	140,751	919	78,576	79,495
Other comprehensive income (loss)	(3,214)	(16,199)	(19,413)	11,183	32,102	43,285
Common stock issued	6,325	—	6,325	4,919	—	4,919
Common stock dividends	(116,409)	—	(116,409)	(74,201)	—	(74,201)
Issuance of common units of ONEOK Partners	116,129	635,424	751,553	—	(264)	(264)
Distributions to noncontrolling interests	—	(104,687)	(104,687)	—	(91,186)	(91,186)
Other	7,504	—	7,504	8,175	—	8,175
Ending balance	$656,425	$3,136,906	$3,793,331	$2,085,349	$2,089,007	$4,174,356

	Six Months Ended			Six Months Ended
	June 30, 2014			June 30, 2013
	ONEOK Shareholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity	ONEOK Shareholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
Beginning balance	$2,337,851	$2,507,329	$4,845,180	$2,129,609	$2,102,841	$4,232,450
Net income	155,105	192,157	347,262	113,440	131,760	245,200
Other comprehensive income (loss)	5,471	(33,508)	(28,037)	4,828	24,576	29,404
Common stock issued	13,904	—	13,904	7,750	—	7,750
Common stock dividends	(199,684)	—	(199,684)	(147,982)	—	(147,982)
Issuance of common units of ONEOK Partners	127,125	677,270	804,395	2,956	11,352	14,308
Distribution of ONE Gas to shareholders	(1,747,424)	—	(1,747,424)	—	—	—
Distributions to noncontrolling interests	—	(206,342)	(206,342)	—	(181,522)	(181,522)
Other	(35,923)	—	(35,923)	(25,252)	—	(25,252)
Ending balance	$656,425	$3,136,906	$3,793,331	$2,085,349	$2,089,007	$4,174,356

Dividends - Dividends paid on our common stock to shareholders of record at the close of business on February 10, 2014 and April 30, 2014, were $0.40 per share and $0.56 per share, respectively.  A dividend of $0.575 per share was declared for shareholders of record at the close of business on August 4, 2014, payable August 14, 2014.

See Note L for a discussion of ONEOK Partners’ issuance of common units and distributions to noncontrolling interests.

H.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the balance in accumulated other comprehensive income (loss) for the period indicated:

	Unrealized Gains (Losses) on Energy Marketing and Risk-Management Assets/Liabilities (a)	Unrealized Holding Gains (Losses) on Investment Securities (a)	Pension and Postretirement Benefit Plan Obligations (a)	Accumulated Other Comprehensive Income (Loss) (a)
	(Thousands of dollars)
January 1, 2014	$(43,168)	$857	$(79,676)	$(121,987)
Other comprehensive income (loss) before reclassifications	(22,691)	(113)	(80)	(22,884)
Amounts reclassified from accumulated other comprehensive income (loss)	22,391	—	5,964	28,355
Other comprehensive income (loss) attributable to ONEOK	(300)	(113)	5,884	5,471
Transfer to ONE Gas	—	—	3,389	3,389
June 30, 2014	$(43,468)	$744	$(70,403)	$(113,127)
(a) All amounts are presented net of tax.

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) on our Consolidated Statements of Income for the periods indicated:

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended		Six Months Ended		Affected Line Item in the Consolidated Statements of Income
	June 30,		June 30,
	2014	2013	2014	2013
	(Thousands of dollars)
Unrealized (gains) losses on energy marketing and risk-management assets/liabilities
Commodity contracts	$5,187	$(1,245)	$31,606	$(3,811)	Commodity sales revenues
Interest-rate contracts	3,526	3,707	14,847	7,144	Interest expense
	8,713	2,462	46,453	3,333	Income before income taxes
	(1,202)	(661)	(9,098)	(1,055)	Income tax expense
	7,511	1,801	37,355	2,278	Income from continuing operations
	—	(5,191)	7,683	1,627	Income from discontinued operations
	7,511	(3,390)	45,038	3,905	Net income
Noncontrolling interest	5,538	754	22,647	606	Less: Net income attributable to noncontrolling interest
	$1,973	$(4,144)	$22,391	$3,299	Net income attributable to ONEOK

Pension and postretirement benefit plan obligations (a)
Amortization of net loss	$3,964	$5,078	$7,927	$10,156
Amortization of unrecognized prior service cost	(367)	(113)	(734)	(226)
Amortization of unrecognized net asset at adoption	—	7	—	14
	3,597	4,972	7,193	9,944	Income before income taxes
	(1,439)	(1,923)	(2,877)	(3,846)	Income tax expense
	2,158	3,049	4,316	6,098	Income from continuing operations
	—	8,793	1,648	17,002	Income from discontinued operations
	$2,158	$11,842	$5,964	$23,100	Net income attributable to ONEOK

Total reclassifications for the period attributable to ONEOK	$4,131	$7,698	$28,355	$26,399	Net income attributable to ONEOK
(a) These components of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost. See Note J for additional detail of our net periodic benefit cost.

I.	EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended June 30, 2014
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$69,599	209,403	$0.33
Diluted EPS from continuing operations
Effect of dilutive securities	—	1,113
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$69,599	210,516	$0.33

	Three Months Ended June 30, 2013
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$75,201	206,143	$0.36
Diluted EPS from continuing operations
Effect of dilutive securities	—	2,731
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$75,201	208,874	$0.36

	Six Months Ended June 30, 2014
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$161,340	209,267	$0.77
Diluted EPS from continuing operations
Effect of dilutive securities	—	1,070
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$161,340	210,337	$0.77

	Six Months Ended June 30, 2013
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$132,520	205,811	$0.64
Diluted EPS from continuing operations
Effect of dilutive securities	—	3,355
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$132,520	209,166	$0.63

J.	EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and postretirement benefit plans for our continuing operations for the periods indicated:

	Pension Benefits		Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$1,823	$1,532	$3,645	$3,064
Interest cost	4,628	3,906	9,256	7,812
Expected return on assets	(4,934)	(4,969)	(9,869)	(9,938)
Amortization of unrecognized prior service cost	48	58	96	116
Amortization of net loss	3,756	4,755	7,511	9,510
Other	120	—	120	—
Net periodic benefit cost	$5,441	$5,282	$10,759	$10,564

	Postretirement Benefits		Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$179	$118	$358	$236
Interest cost	611	298	1,222	596
Expected return on assets	(555)	(314)	(1,110)	(628)
Amortization of unrecognized net asset at adoption	—	7	—	14
Amortization of unrecognized prior service cost	(415)	(171)	(830)	(342)
Amortization of net loss	208	323	416	646
Other	(2)	—	(2)	—
Net periodic benefit cost	$26	$261	$54	$522

K.	UNCONSOLIDATED AFFILIATES

Equity Earnings from Investments - The following table sets forth ONEOK Partners’ equity earnings (losses) from investments for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Thousands of dollars)
Northern Border Pipeline	$15,877	$15,279	$39,286	$31,669
Overland Pass Pipeline Company	4,121	5,528	8,852	8,427
Fort Union Gas Gathering	4,280	3,080	8,409	6,949
Bighorn Gas Gathering	(873)	626	(1,273)	1,338
Other	2,030	1,908	3,820	3,893
Equity earnings from investments	$25,435	$26,421	$59,094	$52,276

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of ONEOK Partners’ unconsolidated affiliates for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Thousands of dollars)
Income Statement
Operating revenues	$121,509	$132,152	$276,788	$259,953
Operating expenses	$51,870	$61,124	$123,549	$125,395
Net income	$60,878	$65,746	$139,551	$123,950

Distributions paid to ONEOK Partners	$42,579	$39,311	$77,649	$69,504

ONEOK Partners incurred expenses in transactions with unconsolidated affiliates of $14.3 million and $12.6 million for the three months ended June 30, 2014 and 2013, respectively, and $28.4 million and $20.4 million for the six months ended June 30, 2014 and 2013, respectively, primarily related to Overland Pass Pipeline Company, which are included in cost of sales and fuel in our Consolidated Statements of Income. Accounts payable to ONEOK Partners’ equity method investees at June 30, 2014, and December 31, 2013, were not material.

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

Due to recent reductions in producer activity and declines in natural gas volumes gathered in the dry natural gas area of the Powder River Basin on the Bighorn Gas Gathering system in which ONEOK Partners owns a 49 percent interest, ONEOK Partners tested its investment for impairment at December 31, 2013. The estimated fair value exceeded the carrying value; however, a decline of 10 percent or more in the fair value of ONEOK Partners’ investment in Bighorn Gas Gathering would result in a noncash impairment charge. ONEOK Partners is not able to reasonably estimate a range of potential future impairment charges, as many of the assumptions that would be used in its estimate of fair value are dependent upon events beyond its control. The carrying amount of ONEOK Partners’ investment at June 30, 2014 was $85.7 million, which includes $53.4 million in equity method goodwill.

L.	ONEOK PARTNERS

Equity Issuances - In May 2014, ONEOK Partners completed an underwritten public offering of approximately 13.9 million common units at a public offering price of $52.94 per common unit, generating net proceeds of approximately $714.5 million. In conjunction with this issuance, we contributed approximately $15.0 million in order to maintain our 2 percent general partner interest in ONEOK Partners. ONEOK Partners used the proceeds to repay commercial paper, fund capital expenditures and for general partnership purposes.

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

During the six months ended June 30, 2014, ONEOK Partners sold approximately 3.0 million common units through this program. The net proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $164.1 million, which were used for general partnership purposes. During the three months ended March 31, 2013, ONEOK Partners sold 300,000 common units through this program that resulted in net proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, of approximately $16.3 million and used the proceeds for general partnership purposes. There were no common units sold through this program in the second quarter 2013.

As a result of these transactions, our aggregate ownership interest in ONEOK Partners decreased to 38.5 percent at June 30, 2014, from 41.2 percent at December 31, 2013.

We account for the difference between the carrying amount of our investment in ONEOK Partners and the underlying book value arising from issuance of common units by ONEOK Partners as an equity transaction.  If ONEOK Partners issues common units at a price different than our carrying value per unit, we account for the premium or deficiency as an adjustment to paid-in capital. As a result of ONEOK Partners’ issuance of common units, we recognized an increase to paid-in capital of approximately $127.1 million, net of taxes, for the six months ended June 30, 2014.

Ownership Interest in ONEOK Partners - Our ownership interest in ONEOK Partners is shown in the table below at June 30, 2014:

General partner interest	2.0%
Limited partner interest (a)	36.5%
Total ownership interest	38.5%
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

In July 2014, a cash distribution of $0.76 per unit ($3.04 per unit on an annualized basis), an increase of 1.5 cents from the previous quarter, was declared for the second quarter 2014 and will be paid on August 14, 2014, to unitholders of record at the close of business on August 4, 2014.

The following table shows ONEOK Partners’ distributions paid in the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Thousands, except per unit amounts)
Distribution per unit	$0.745	$0.715	$1.475	$1.425

General partner distributions	$5,011	$4,469	$9,860	$8,887
Incentive distributions	71,911	61,576	140,166	122,013
Distributions to general partner	76,922	66,045	150,026	130,900
Limited partner distributions to ONEOK	69,125	66,344	136,862	132,224
Limited partner distributions to noncontrolling interest	104,506	91,039	206,161	181,228
Total distributions paid	$250,553	$223,428	$493,049	$444,352

The following table shows ONEOK Partners’ distributions declared for the periods indicated and paid within 45 days of the end of the period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Thousands, except per unit amounts)
Distribution per unit	$0.760	$0.720	$1.505	$1.435

General partner distributions	$5,501	$4,512	$10,512	$8,981
Incentive distributions	80,381	62,633	152,292	124,209
Distributions to general partner	85,882	67,145	162,804	133,190
Limited partner distributions to ONEOK	70,519	66,807	139,646	133,151
Limited partner distributions to noncontrolling interest	118,644	91,676	223,150	182,715
Total distributions declared	$275,045	$225,628	$525,600	$449,056

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

Prior to the wind down of our energy services business, ONEOK Partners sold natural gas from its natural gas gathering and processing operations to our energy services business.  In addition, a portion of ONEOK Partners’ revenues from its natural gas pipelines business were from our former energy services and natural gas distribution businesses, which contracted with ONEOK Partners for natural gas transportation and storage services. ONEOK Partners also purchased natural gas from our former energy services business for its natural gas liquids and its natural gas gathering and processing operations.

As a result of the wind down discussed in Note B, our energy services business no longer executes affiliate transactions with ONEOK Partners. Beginning in the second quarter, ONEOK Partners enters into all commodity derivative financial contracts with unaffiliated third parties. ONEOK Partners continues to provide natural gas transportation and storage services to ONE Gas after the separation.

We provide a variety of services to our affiliates, including cash management and financial services, legal and administrative services by our employees and management, insurance and office space leased in our headquarters building and other field locations.  Where costs are incurred specifically on behalf of an affiliate, the costs are billed directly to the affiliate by us.  In other situations, the costs may be allocated to the affiliates through a variety of methods, depending upon the nature of the expenses and the activities of the affiliates.  Beginning in the second quarter 2014, we allocate substantially all of our general overhead costs to ONEOK Partners as a result of the separation of our natural gas distribution business and the wind down of our energy services business in the first quarter 2014.  For the first quarter 2014 and the three and six months ended June 30, 2013, it is not practicable to determine what these general overhead costs would have been on a stand-alone basis.

The following table shows ONEOK Partners’ transactions with us for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Thousands of dollars)
Revenues	$—	$91,340	$53,526	$173,974
Expenses
Cost of sales and fuel	$—	$8,742	$10,835	$18,293
Administrative and general expenses	78,705	61,861	155,951	134,357
Total expenses	$78,705	$70,603	$166,786	$152,650

Prior to the ONE Gas separation, natural gas sales and transportation and storage services provided to our former natural gas distribution business by ONEOK Partners were $14.3 million for the three months ended June 30, 2013, and $7.5 million and $28.1 million for the six months ended June 30, 2014 and 2013, respectively. Prior to February 1, 2014, these revenues and related costs were eliminated in consolidation. Beginning February 1, 2014, these revenues represent third-party transactions with ONE Gas and are not eliminated in consolidation, as such sales and services have continued subsequent to the separation and are expected to continue in future periods. Prior to the completion of the energy services wind down, natural gas and natural gas liquids sales and transportation and storage services provided to our energy services business by ONEOK Partners were $77.0 million for the three months ended June 30, 2013, and $46.0 million and $145.9 million for the six months ended June 30, 2014 and 2013, respectively. While these transactions were eliminated in consolidation in previous periods, they are now reflected as affiliate transactions and not eliminated in consolidation as these transactions have continued with third parties.

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

The legal responsibility for the environmental conditions at former manufactured natural gas sites in Kansas was transferred from us to ONE Gas on January 31, 2014 upon the completion of the separation. Our expenditures for environmental assessment, mitigation, remediation and compliance prior to the separation were not significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters have had no material effects on earnings or cash flows during the three and six months ended June 30, 2014 and 2013.

The EPA’s “Tailoring Rule” regulates greenhouse gas emissions at new or modified facilities that meet certain criteria. Affected facilities are required to review best available control technology (BACT), conduct air-quality and conduct impact analysis and public reviews with respect to such emissions.  At current emissions threshold levels, this rule has had a minimal impact on ONEOK Partners’ existing facilities.  The EPA has stated it will consider lowering the threshold levels over the next five years, which could increase the impact on its existing facilities; however, potential costs, fees or expenses associated with the potential adjustments are unknown. In addition, on June 23, 2014, the Supreme Court of the United States, in a case styled, Utility Air Regulatory Group v. EPA, 530 U.S. (2014), held that an industrial facility’s potential to emit greenhouse gas (GHG) emissions alone cannot subject a facility to the permitting requirements for major stationary source provisions of the Clean Air Act. The decision invalidated the EPA’s current Triggering and Tailoring Rule for GHG Prevention of Significant Deterioration

(PSD) and Title V requirements. However, the Court also ruled that to the extent a source pursues a capital project (new construction or expansion of existing facility), which otherwise subjects the source to major source PSD permitting for conventional criteria pollutants, the permitting authorities may impose BACT analysis and emission limits for GHGs from those sources. We are in the process of evaluating the effects the decision may have on ONEOK Partners’ existing operations, and the opportunities it creates for design decisions for new project applications.

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

The rule was most recently amended in September 2013, and a further proposed rulemaking was published in July 2014. The EPA has indicated that further amendments may be issued in 2014. Based on the amendments, ONEOK Partners’ understanding of pending stakeholder responses to the NSPS rule and the proposed rulemaking, ONEOK Partners does not anticipate a material impact to its anticipated capital, operations and maintenance costs resulting from compliance with the regulation. However, the EPA may issue additional responses, amendments and/or policy guidance on the final rule, which could alter its present expectations. Generally, the NSPS rule will require expenditures for updated emissions controls, monitoring and record-keeping at affected facilities in the crude oil and natural gas industry. ONEOK Partners does not expect these expenditures will have a material impact on its results of operations, financial position or cash flows.

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

Legal Proceedings - Gas Index Pricing Litigation - As previously reported, ONEOK and its subsidiary, ONEOK Energy Services Company L.P. (OESC), along with several other energy companies, are defending multiple lawsuits arising from alleged market manipulation or false reporting of natural gas prices to natural gas-index publications. On April 10, 2013, the

United States Court of Appeals for the Ninth Circuit reversed the summary judgments that had been granted in favor of ONEOK, OESC and other unaffiliated defendants in the following cases: Reorganized FLI, Learjet, Arandell, Heartland and NewPage. The Ninth Circuit also reversed the summary judgment that had been granted in favor of OESC on all state law claims asserted in the Sinclair case. ONEOK, OESC and the other unaffiliated defendants filed a Petition for Writ of Certiorari with the United States Supreme Court on August 26, 2013, seeking review of the Ninth Circuit decision. On July 1, 2014, the United States Supreme Court granted the the Petition for Writ of Certiorari. Oral argument has not yet been scheduled.

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

Change in Reportable Segments - On January 31, 2014, we completed the separation of our former natural gas distribution business into a stand-alone publicly traded company called ONE Gas. ONE Gas consists of our former Natural Gas Distribution segment. On March 31, 2014, we completed the accelerated wind down of our Energy Services segment. These former segments are included in discontinued operations for all periods presented. See Notes A and B for additional information.

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

Customers - The primary customers of the Natural Gas Gathering and Processing segment are major and independent crude oil and natural gas production companies.  The Natural Gas Liquids segment’s customers are primarily NGL and natural gas gathering and processing companies, major and independent crude oil and natural gas production companies, propane distributors, ethanol producers and petrochemical, refining and NGL marketing companies. The Natural Gas Pipelines segment’s customers include natural gas distribution, electric-generation, natural gas marketing, industrial and major and independent crude oil and natural gas production companies.

For the three and six months ended June 30, 2014 and 2013, ONEOK Partners had no single customer from which it received 10 percent or more of consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our and ONEOK Partners’ operating segments for the periods indicated:

Three Months Ended	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total
June 30, 2014
	(Thousands of dollars)
Sales to unaffiliated customers	$374,112	$2,612,336	$79,287	$1,147	$3,066,882
Intersegment revenues	349,253	52,974	2,698	(404,925)	—
Total revenues	$723,365	$2,665,310	$81,985	$(403,778)	$3,066,882
Net margin	$154,970	$266,145	$75,471	$(1,106)	$495,480
Operating costs	59,386	76,081	27,287	9,268	172,022
Depreciation and amortization	29,443	31,109	10,895	680	72,127
Gain (loss) on sale of assets	(28)	11	—	1	(16)
Operating income	$66,113	$158,966	$37,289	$(11,053)	$251,315
Equity earnings from investments	$5,099	$4,459	$15,877	$—	$25,435
Capital expenditures	$168,208	$210,676	$8,710	$5,082	$392,676
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $153.3 million, of which $135.3 million related to sales within the segment, net margin of $84.4 million and operating income of $34.5 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $68.3 million, net margin of $59.5 million and operating income of $26.1 million.

Three Months Ended	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations (c)	Total
June 30, 2013
	(Thousands of dollars)
Sales to unaffiliated customers	$166,709	$2,461,119	$49,011	$805	$2,677,644
Sales to affiliated customers	66,578	—	24,762	—	91,340
Intersegment revenues	248,972	29,996	1,269	(280,237)	—
Total revenues	$482,259	$2,491,115	$75,042	$(279,432)	$2,768,984
Net margin	$125,269	$219,225	$67,695	$569	$412,758
Operating costs	44,975	54,264	24,985	1,541	125,765
Depreciation and amortization	25,106	22,302	10,818	657	58,883
Gain (loss) on sale of assets	285	(6)	—	—	279
Operating income	$55,473	$142,653	$31,892	$(1,629)	$228,389
Equity earnings from investments	$5,229	$5,912	$15,280	$—	$26,421
Capital expenditures	$206,019	$269,339	$6,007	$77,903	$559,268
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $121.6 million, of which $106.5 million related to sales within the segment, net margin of $76.8 million and operating income of $44.3 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $56.1 million, net margin of $52.0 million and operating income of $20.6 million.
(c) - The Other segment includes capital expenditures of discontinued operations of $68.8 million.

Six Months Ended	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations (c)	Total
June 30, 2014
	(Thousands of dollars)
Sales to unaffiliated customers	$721,128	$5,282,991	$170,393	$2,140	$6,176,652
Sales to affiliated customers	41,214	—	12,312	—	53,526
Intersegment revenues	723,148	94,131	4,073	(821,352)	—
Total revenues	$1,485,490	$5,377,122	$186,778	$(819,212)	$6,230,178
Net margin	$308,524	$535,123	$168,960	$(6,500)	$1,006,107
Operating costs	124,210	141,183	54,749	991	321,133
Depreciation and amortization	58,285	58,187	21,710	1,359	139,541
Gain (loss) on sale of assets	(47)	(37)	(83)	166	(1)
Operating income	$125,982	$335,716	$92,418	$(8,684)	$545,432
Equity earnings from investments	$10,585	$9,223	$39,286	$—	$59,094
Investments in unconsolidated affiliates	$329,726	$485,960	$396,722	$—	$1,212,408
Total assets	$4,276,593	$7,363,417	$1,852,901	$891,627	$14,384,538
Noncontrolling interests in consolidated subsidiaries	$4,493	$—	$—	$3,132,413	$3,136,906
Capital expenditures	$291,099	$483,739	$15,337	$32,026	$822,201
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $289.1 million, of which $246.9 million related to sales within the segment, net margin of $169.1 million and operating income of $79.6 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $149.6 million, net margin of $128.1 million and operating income of $61.2 million.
(c) - The Other segment includes assets and capital expenditures of discontinued operations of $87.5 million and $23.9 million, respectively.

Six Months Ended	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations (c)	Total
June 30, 2013
	(Thousands of dollars)
Sales to unaffiliated customers	$303,954	$4,699,362	$108,336	$1,313	$5,112,965
Sales to affiliated customers	122,236	—	51,738	—	173,974
Intersegment revenues	493,583	56,421	997	(551,001)	—
Total revenues	$919,773	$4,755,783	$161,071	$(549,688)	$5,286,939
Net margin	$234,554	$405,845	$141,767	$1,699	$783,865
Operating costs	96,663	114,066	52,151	4,020	266,900
Depreciation and amortization	49,010	42,040	21,854	1,262	114,166
Gain (loss) on sale of assets	313	3	4	—	320
Operating income	$89,194	$249,742	$67,766	$(3,583)	$403,119
Equity earnings from investments	$11,560	$9,047	$31,669	$—	$52,276
Investments in unconsolidated affiliates	$332,458	$494,964	$381,365	$—	$1,208,787
Total assets	$3,346,874	$6,008,574	$1,792,343	$4,694,483	$15,842,274
Noncontrolling interests in consolidated subsidiaries	$4,631	$—	$—	$2,084,376	$2,089,007
Capital expenditures	$369,967	$543,504	$11,349	$135,513	$1,060,333
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $229.8 million, of which $191.1 million related to sales within the segment, net margin of $138.3 million and operating income of $75.6 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $124.5 million, net margin of $109.7 million and operating income of $44.4 million.
(c) - The Other segment includes assets and capital expenditures of discontinued operations of $4.0 billion and $122.6 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.

RECENT DEVELOPMENTS

ONEOK and its subsidiaries continue to own all of the general partner interest and a portion of the limited partner interests, which, together, represent a 38.5 percent ownership interest at June 30, 2014, in ONEOK Partners (NYSE: OKS), one of the largest publicly traded master limited partnerships.

Separation of Natural Gas Distribution Business - In January 2014, our board of directors unanimously approved the separation of our natural gas distribution business into a stand-alone publicly traded company called ONE Gas, which was completed on January 31, 2014. ONE Gas consists of ONEOK’s former Natural Gas Distribution segment that includes Kansas Gas Service, Oklahoma Natural Gas and Texas Gas Service. ONEOK shareholders of record at the close of business on January 21, 2014, retained their current shares of ONEOK stock and received one share of ONE Gas stock for every four shares of ONEOK stock owned in a transaction that was tax-free to ONEOK and its shareholders. Our natural gas distribution business, which generated operating income of $47.5 million in January 2014, was classified as discontinued operations on January 31, 2014. We also incurred $21.5 million of after-tax costs associated with the separation for the six months ended June 30, 2014, that have been recorded in discontinued operations. See additional discussion in Note B.

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

Wind Down of Energy Services Business - We completed the accelerated wind down of our energy services business which ceased operations on March 31, 2014, and was classified as discontinued operations. The energy services business generated net losses of approximately $0.8 million and $8.8 million for the three and six months ended June 30, 2014, respectively. See additional discussion in Note B.

Income Taxes - As a result of the separation of our former natural gas distribution business into ONE Gas and the wind down of the energy services business, we reduced deferred tax liabilities and deferred income tax expense by $34.6 million in the first quarter 2014 due to a reduction in our estimate of the effective state income tax rate to reflect a change in the mix of taxable income in the states in which we now operate. We also recorded a valuation allowance of $8.2 million in the first quarter 2014 for state tax credits, as it is more likely than not that we will be unable to use these credits as a result of the separation of our former natural gas distribution business and the wind down of our energy services business. Together, these adjustments resulted in a net $26.4 million reduction in deferred tax liabilities and deferred income tax expense.

Market Conditions - Domestic supplies of natural gas, natural gas liquids and crude oil continue to increase from drilling activities in crude oil and NGL-rich resource areas. North American natural gas production continues to increase at a faster rate than demand, primarily as a result of increased production from shale and other nonconventional resource areas. ONEOK Partners expects continued demand for midstream infrastructure development to be driven by producers who need to connect emerging natural gas and natural gas liquids production with end-use markets where current infrastructure is insufficient or nonexistent.

When economic conditions warrant, certain natural gas processors elect not to recover the ethane component in the natural gas stream, also known as ethane rejection, and instead leave the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants.  Natural gas prices were favorable to ethane prices on a Btu basis, which resulted in ethane rejection at most of ONEOK Partners’ natural gas processing plants and some of its customers’ natural gas processing plants connected to its natural gas liquids gathering system in the Mid-Continent and Rocky Mountain regions during 2013 and the first six months of 2014, which reduced natural gas liquids volumes gathered and fractionated in its Natural Gas Liquids segment and reduced its results of operations.

ONEOK Partners expects ethane rejection will persist at least through much of 2016, after which new world-scale ethylene production capacity is forecasted to begin coming on line, although market conditions may result in periods where it is economical to recover the ethane component in the natural gas stream. Ethane rejection is expected to have a significant impact on ONEOK Partners’ financial results over this period. However, new NGL supply commitments are expected to increase volumes in 2014 through 2016 to mitigate partially the impact of ethane rejection on ONEOK Partners’ Natural Gas Liquids segment. In addition, ONEOK Partners’ Natural Gas Liquids segment’s integrated assets enable it to mitigate further the impact of ethane rejection through minimum volume commitments and ONEOK Partners’ ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials when they exist in ONEOK Partners’ optimization activities. Beginning in the fourth quarter 2013, ONEOK Partners experienced high propane demand for crop drying and increased heating demand due to much colder than normal weather that continued into the first quarter 2014. In response to this increased demand, propane prices increased significantly at the Mid-Continent market center at Conway, Kansas, compared with the Gulf Coast market center at Mont Belvieu, Texas, for the three months ended March 31, 2014, compared with the same period in 2013. The price of propane in the Mid-Continent market and the wider location price differentials between the Mid-Continent and Gulf Coast market centers peaked in late January 2014 and returned to historical levels by the end of February 2014 as supply and demand normalized. See additional discussion in the “Financial Results and Operating Information” section.

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

New natural gas liquids pipeline projects constructed by third parties are expected to bring incremental NGL supply from the Rocky Mountain, Marcellus and Utica regions to the Mont Belvieu, Texas, market center that may affect NGL prices, as well as compete with or displace NGL supply volumes from the Mid-Continent and Rocky Mountain regions where ONEOK Partners’ assets are located. ONEOK Partners’ Natural Gas Liquids segment’s capital projects are backed by fee-based supply commitments that it expects will fill much of its optimization capacity used historically to capture NGL location price differentials between the Mid-Continent and Gulf Coast market centers.

ONEOK Partners’ Growth Projects - Crude oil and natural gas producers continue to drill aggressively for crude oil and NGL-rich natural gas in many regions where ONEOK Partners has operations.  ONEOK Partners expects continued development of the crude oil and NGL-rich natural gas reserves in the Bakken Shale and Three Forks formations in the Williston Basin, the Niobrara Shale and other formations in the Powder River Basin and in the Cana-Woodford Shale, Woodford Shale, Granite Wash, Mississippian Lime and SCOOP areas in the Mid-Continent region.  In response to this increased production of crude oil, natural gas and NGLs, and higher demand for NGL products from the petrochemical industry, ONEOK Partners is investing approximately $7.0 billion to $7.5 billion in new capital projects and acquisitions from 2010 through 2016 to meet the needs of natural gas producers and processors in these regions, as well as enhance its natural gas liquids fractionation, distribution and storage infrastructure in the Gulf Coast region.  The execution of these capital investments aligns with ONEOK Partners’ strategy to grow fee-based earnings. Acreage dedications and supply commitments from producers and natural gas processors in regions associated with ONEOK Partners’ growth projects are expected to provide incremental cash flows and long-term fee-based earnings.

See discussion of ONEOK Partners’ growth projects in the “Financial Results and Operating Information” section in ONEOK Partners’ Natural Gas Gathering and Processing and Natural Gas Liquids segments.

Dividends/Distributions - We declared a quarterly dividend of $0.575 per share ($2.30 per share on an annualized basis) in July 2014.  ONEOK Partners declared a cash distribution of $0.76 per unit ($3.04 per unit on an annualized basis) in July 2014 for the second quarter 2014, an increase of 1.5 cents from the previous quarter. The quarterly dividend and distribution will be paid August 14, 2014, to shareholders and unitholders of record at the close of business on August 4, 2014.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2014 vs. 2013		2014 vs. 2013
Financial Results	2014	2013	2014	2013	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues
Commodity sales	$2,715.1	$2,447.4	$5,521.8	$4,646.2	$267.7	11%	$875.6	19%
Services	351.8	321.6	708.3	640.7	30.2	9%	67.6	11%
Total revenues	3,066.9	2,769.0	6,230.1	$5,286.9	297.9	11%	943.2	18%
Cost of sales and fuel	2,571.4	2,356.2	5,224.1	4,503.1	215.2	9%	721.0	16%
Net margin	495.5	412.8	1,006.0	783.8	82.7	20%	222.2	28%
Operating costs	172.1	125.8	321.1	266.9	46.3	37%	54.2	20%
Depreciation and amortization	72.1	58.9	139.5	114.2	13.2	22%	25.3	22%
Gain (loss) on sale of assets	—	0.3	—	0.3	(0.3)	(100)%	(0.3)	(100)%
Operating income	$251.3	$228.4	$545.4	$403.0	$22.9	10%	$142.4	35%
Equity earnings from investments	$25.4	$26.4	$59.1	$52.3	$(1.0)	(4)%	$6.8	13%
Interest expense	$(88.8)	$(66.1)	$(183.7)	$(130.6)	$22.7	34%	$53.1	41%
Income from continuing operations	$148.8	$153.8	$353.5	$264.3	$(5.0)	(3)%	$89.2	34%
Net income attributable to noncontrolling interests	$79.2	$78.6	$192.2	$131.8	$0.6	1%	$60.4	46%
Net income attributable to ONEOK	$61.6	$0.9	$155.1	$113.4	$60.7	*	$41.7	37%
Capital expenditures (a)	$392.7	$559.3	$822.2	$1,060.3	$(166.6)	(30)%	$(238.1)	(22)%
* Percentage change is greater than 100 percent.
(a) - Includes capital expenditures of discontinued operations of $23.9 million for the six months ended June, 30, 2014, $68.8 million for the three months ended June 30, 2013, and $122.6 million for the six months ended June 30, 2013.

Commodity sales revenues increased for the three and six months ended June 30, 2014, compared with the same periods in 2013, due to higher natural gas and NGL volumes from ONEOK Partners’ recently completed capital projects, wider NGL product price differentials and higher realized prices in ONEOK Partners’ Natural Gas Gathering and Processing and Natural Gas Liquids segments. In addition, the six months ended June 30, 2014, benefited from wider location price differentials experienced in the first quarter 2014 related primarily to propane due to lower propane inventory levels from crop drying and increased heating demand due to colder than normal weather in late 2013 that continued into the first quarter 2014 in the Mid-Continent region in ONEOK Partners’ Natural Gas Liquids segment.

Services revenues increased for the three and six months ended June 30, 2014, compared with the same periods in 2013, due to higher natural gas and NGL volumes from ONEOK Partners’ recently completed capital projects in its Natural Gas Gathering and Processing and Natural Gas Liquids segments, and higher transportation revenues due to increased rates, volumes and park-and-loan services as a result of weather-related seasonal demand in its Natural Gas Pipelines segment. These increases were offset partially by lower operational measurement gains in ONEOK Partners’ Natural Gas Liquids segment and lower storage revenues from lower contracted capacity in ONEOK Partners’ Natural Gas Pipelines segment.

Operating costs and depreciation and amortization increased for the three and six months ended June 30, 2014, compared with the same periods in 2013, due primarily to the growth of ONEOK Partners’ operations related to its completed capital projects.

Equity earnings from investments increased for the six months ended June 30, 2014, compared with the same period in 2013, due to increased park-and-loan services on Northern Border Pipeline in the first quarter 2014 as a result of weather-related seasonal demand and higher volumes on Overland Pass Pipeline delivered from ONEOK Partners’ Bakken NGL Pipeline as a result of increased volumes from ONEOK Partners recently completed capital projects, offset partially by increased ethane rejection and higher operating costs.

Interest expense increased for the three and six months ended June 30, 2014, compared with the same periods in 2013, due primarily to interest costs from ONEOK Partners’ $1.25 billion debt issuance in September 2013. Interest expense also increased for the six months ended June 30, 2014 due to write-offs in the first quarter 2014 of approximately $7.7 million due to the discontinuance of cash flow hedge treatment for interest-rate swaps related to early retirement of long-term debt; and $2.9 million related to amortization of previous credit agreement issuance costs related to reducing the borrowing capacity of the credit agreement. This increase was offset partially by higher capitalized interest associated with the investments in ONEOK Partners’ growth projects and decreased interest expense from the early retirement of approximately $553 million of ONEOK’s long-term debt.

Net income attributable to noncontrolling interests, which reflects primarily the portion of ONEOK Partners that we do not own, increased for the three and six months ended June 30, 2014, compared with the same periods in 2013, due to higher earnings at ONEOK Partners.

Capital expenditures decreased for the three and six months ended June 30, 2014, compared with the same periods in 2013, due to the timing of expenditures on ONEOK Partners growth projects and the separation of the natural gas distribution business on January 31, 2014. The prior-year capital expenditures reflect three and six months, respectively, of capital expenditures for our former natural gas distribution business.

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

This segment gathers and processes natural gas in the Mid-Continent region, which includes the NGL-rich Cana-Woodford Shale, Woodford Shale, Granite Wash, SCOOP and the Mississippian Lime formation of Oklahoma and Kansas and the Hugoton and Central Kansas Uplift Basins of Kansas.  It also gathers and/or processes natural gas in two producing basins in the Rocky Mountain region:  the Williston Basin, which spans portions of Montana and North Dakota and includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations; and the Powder River Basin of Wyoming, which includes the NGL-rich Frontier, Turner, Sussex, and Niobrara Shale formations.  Coal-bed methane, or dry natural gas, in the Powder River Basin does not require processing or NGL extraction in order to be marketable; dry natural gas is gathered, compressed and delivered into a downstream pipeline or marketed for a fee.

The significant growth in the development of crude oil and NGL-rich natural gas in the Williston Basin has caused natural gas production to exceed the capacity of existing natural gas gathering and processing infrastructure, which results in the flaring of natural gas (the controlled burning of natural gas at the wellhead). In July 2014, the North Dakota Industrial Commission approved a policy designed to limit flaring at existing and future crude oil wells in the Bakken and Three Forks formations in the Williston Basin. The policy establishes crude oil production limits that will take effect if a producer fails to meet requirements to capture natural gas at the wellhead. ONEOK Partners is constructing additional natural gas gathering pipelines, compression and processing plants and natural gas liquids pipeline capacity that are expected to help alleviate capacity constraints. ONEOK Partners is evaluating the potential impact the new regulation might have on future crude oil and natural gas production and the natural gas volumes it gathers and processes in the Williston Basin.

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

Growth Projects - ONEOK Partners’ Natural Gas Gathering and Processing segment is investing approximately $3.8 billion to $4.3 billion from 2010 through 2016 in growth projects in NGL-rich areas in the Williston Basin, the Powder River Basin, the Cana-Woodford Shale and the SCOOP areas that it expects will enable it to meet the rapidly growing needs of crude oil and natural gas producers in those areas. Nearly all of the new natural gas production is from horizontally drilled and completed wells in nonconventional resource areas. These wells tend to produce volumes at higher initial rates resulting generally in higher initial decline rates than conventional vertical wells; however, the decline rates flatten out over time. These wells are expected to have long productive lives. The capital needed to connect to new wells and expand our infrastructure is expected to increase compared with our historical levels of routine growth capital.

ONEOK Partners has completed approximately $1.6 billion in growth projects and acquisitions in this segment through July 2014, which include the following:

Completed Projects	Location	Capacity	Approximate Costs (a)	Completion Date
			(In millions)
Rocky Mountain Region
Garden Creek processing plant and infrastructure	Williston Basin	100 MMcf/d	$360	December 2011
Stateline I & II processing plants and infrastructure	Williston Basin	200 MMcf/d	$565	September 2012/April 2013
Divide County gathering system	Williston Basin	270 miles	$125	June 2013
Sage Creek processing plant and infrastructure (b)	Powder River Basin	50 MMcf/d	$152	September 2013
30 percent interest in Maysville processing plant (b)	Cana-Woodford Shale	40 MMcf/d	$90	December 2013
Mid-Continent Region
Canadian Valley processing plant and infrastructure	Cana-Woodford Shale	200 MMcf/d	$300	March 2014
(a) Excludes AFUDC.
(b) Acquisition.

ONEOK Partners is also constructing or plans to construct the following natural gas processing plants and related infrastructure through 2016:

Projects in Progress	Location	Capacity	Approximate Costs (a)	Expected Completion Date
(In millions)
Rocky Mountain Region
Garden Creek II processing plant and infrastructure	Williston Basin	100 MMcf/d	$310-$345	Third quarter 2014
Garden Creek III processing plant and infrastructure	Williston Basin	100 MMcf/d	$325-$360	Fourth quarter 2014
Lonesome Creek processing plant and infrastructure	Williston Basin	200 MMcf/d	$550-$680	Fourth quarter 2015
Sage Creek infrastructure	Powder River Basin	n/a	$50	Fourth quarter 2015
Natural gas compression	Williston Basin	100 MMcf/d	$80-$100	Fourth quarter 2015
Demicks Lake processing plant and infrastructure	Williston Basin	200 MMcf/d	$515-$670	Third quarter 2016
Mid-Continent Region
Knox processing plant and infrastructure	SCOOP	200 MMcf/d	$365-$470	Fourth quarter 2016
(a) Excludes AFUDC.

Rocky Mountain Region:

Williston Basin Processing Plants and related projects - ONEOK Partners is constructing natural gas gathering and processing assets in the Williston Basin to meet the growing needs of crude oil and natural gas producers. When ONEOK Partners’ announced projects are completed, it will have natural gas processing capacity of approximately 1.1 Bcf/d in the basin. ONEOK Partners has acreage dedications of approximately 3 million acres supporting these projects.

Garden Creek II and III Plants - The Garden Creek II plant is expected to be completed during the third quarter 2014. The Garden Creek III plant, originally scheduled for completion in the first quarter 2015, is now scheduled for completion in the fourth quarter 2014.

Lonesome Creek - In November 2013, ONEOK Partners announced the Lonesome Creek natural gas processing plant and related infrastructure, which will be located in McKenzie County, North Dakota. The plant and infrastructure will help address natural gas gathering and processing constraints in the region.

Natural Gas Compression - In July 2014, ONEOK Partners announced it will construct additional natural gas compression across its Williston Basin system to take advantage of additional natural gas processing capacity at its Garden Creek and Stateline facilities by a total of 100 MMcf/d.

Demicks Lake - In July 2014, ONEOK Partners announced the Demicks Lake natural gas processing plant and related infrastructure, which will be located in northeast McKenzie County, North Dakota, to help further address natural gas gathering and processing constraints in the region.

Powder River Basin - On September 30, 2013, ONEOK Partners completed the acquisition of a 50 MMcf/d natural gas processing facility, the Sage Creek plant, and related natural gas gathering and natural gas liquids infrastructure.  ONEOK Partners plans to upgrade existing natural gas processing infrastructure and construct new natural gas gathering infrastructure to meet the growing production of NGL-rich natural gas in this area. ONEOK Partners has supply contracts providing for long-term acreage dedications from producers in the area supporting this project.

Mid-Continent Region:

Cana-Woodford Shale and SCOOP areas - ONEOK Partners is constructing natural gas gathering and processing assets to meet the growing production of NGL-rich natural gas in the Cana-Woodford Shale and SCOOP areas. In March 2014, ONEOK Partners completed the Canadian Valley natural gas processing plant, which is located in the Cana-Woodford Shale. When the announced projects are completed, ONEOK Partners’ Oklahoma natural gas processing capacity will be approximately 900 MMcf/d. ONEOK Partners has substantial acreage dedications from crude oil and natural gas producers supporting these plants.

Knox Plant - In July 2014, ONEOK Partners announced it will construct the Knox natural gas processing plant and related infrastructure, which will be located in Grady and Stephens Counties, Oklahoma. The plant and related infrastructure will gather and process liquids-rich natural gas from the emerging SCOOP area and will be located in close proximity to ONEOK Partners existing natural gas and natural gas liquids pipelines.

For a discussion of ONEOK Partners’ capital expenditure financing, see “Capital Expenditures” in “Liquidity and Capital Resources.”

Selected Financial Results - ONEOK Partners’ Natural Gas Gathering and Processing segment’s operating results for the three and six months ended June 30, 2014, reflect the benefits from the Canadian Valley natural gas processing plant, which was completed in March 2014; the acquisition of the Sage Creek natural gas processing plant in Wyoming in September 2013; and the acquisition of the remaining 30 percent undivided interest in its Maysville, Oklahoma, natural gas processing facility, which was acquired in December 2013. Additionally, operating results for the six months ended June 30, 2014, reflect the benefits of the Stateline II natural gas processing plant, which was placed in service in April 2013.

The completion of the Stateline II and Canadian Valley natural gas processing plants resulted in increased natural gas volumes gathered and processed in the Williston Basin and Oklahoma, respectively. ONEOK Partners expects drilling activities and development of the reserves to continue in the Williston Basin and NGL-rich areas of the Powder River Basin in the Rocky Mountain region and the Cana-Woodford Shale, Granite Wash and SCOOP areas in Oklahoma and Texas.

The following table sets forth certain selected financial results for ONEOK Partners’ Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2014 vs. 2013		2014 vs. 2013
Financial Results	2014	2013	2014	2013	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL sales	$354.8	$230.6	$734.7	$464.0	$124.2	54%	$270.7	58%
Condensate sales	28.5	33.9	57.5	60.9	(5.4)	(16%)	(3.4)	(6%)
Residue natural gas sales	275.3	162.3	565.4	289.8	113.0	70%	275.6	95%
Gathering, compression, dehydration and processing fees and other revenue	64.7	55.5	127.9	105.1	9.2	17%	22.8	22%
Cost of sales and fuel	568.4	357.0	1,177.0	685.2	211.4	59%	491.8	72%
Net margin	154.9	125.3	308.5	234.6	29.6	24%	73.9	32%
Operating costs	59.4	45.0	124.2	96.7	14.4	32%	27.5	28%
Depreciation and amortization	29.4	25.1	58.3	49.0	4.3	17%	9.3	19%
Gain on sale of assets	—	0.3	—	0.3	(0.3)	(100%)	(0.3)	(100%)
Operating income	$66.1	$55.5	$126.0	$89.2	$10.6	19%	$36.8	41%
Equity earnings from investments	$5.1	$5.2	$10.6	$11.6	$(0.1)	(2%)	$(1.0)	(9%)
Capital expenditures	$168.2	$206.0	$291.1	$370.0	$(37.8)	(18%)	$(78.9)	(21%)

Net margin increased for the three months ended June 30, 2014, compared with the same period in 2013, primarily as a result of the following:

•
an increase of $24.6 million due primarily to natural gas volume growth in the Williston Basin and Cana-Woodford Shale and increased ownership of ONEOK Partners’ Maysville, Oklahoma, natural gas processing plant resulting in higher natural gas volumes gathered, compressed, processed, transported and sold, and higher NGL volumes sold;

•	an increase of $8.1 million due primarily to higher net realized prices; and

•	an increase of $3.4 million due primarily to changes in contract mix; offset partially by

•	a decrease of $6.4 million due to a condensate contract settlement in 2013.

Net margin increased for the six months ended June 30, 2014, compared with the same period in 2013, primarily as a result of the following:

•
an increase of $61.4 million due primarily to natural gas volume growth in the Williston Basin and Cana-Woodford Shale and increased ownership of ONEOK Partners’ Maysville, Oklahoma, natural gas processing plant resulting in higher natural gas volumes gathered, compressed, processed, transported and sold, higher NGL volumes sold, and higher fees, offset partially by wellhead freeze-offs due to severely cold weather in the first quarter 2014;

•	an increase of $13.9 million due primarily to higher net realized prices; and

•	an increase of $5.1 million due primarily to changes in contract mix; offset partially by

•	a decrease of $6.4 million due to a condensate contract settlement in 2013.

Operating costs increased for the three and six months ended June 30, 2014, compared with the same periods in 2013, primarily as a result of the completion of ONEOK Partners’ growth projects and acquisitions, which include the following:

•	an increase of $9.4 million and $21.4 million, respectively, due to higher materials and supplies, and outside services expenses; and

•	an increase of $7.6 million and $8.8 million, respectively, in employee-related costs due to higher labor and employee benefit costs; offset partially by

•	a decrease of $2.6 million and $2.7 million, respectively, due to the timing of ad valorem tax estimates in 2014.

Depreciation and amortization expense increased for the three and six months ended June 30, 2014, compared with the same periods in 2013, due to the completion of ONEOK Partners’ growth projects and acquisitions.

Capital expenditures decreased for the three and six months ended June 30, 2014, compared with the same periods in 2013, due primarily to the timing of expenditures for ONEOK Partners’ growth projects discussed above. During the second quarter 2014, ONEOK Partners connected approximately 360 new wells to its systems compared with approximately 350 in the same period in 2013. For the six months ended June 30, 2014, ONEOK Partners connected approximately 590 wells to its system compared with approximately 600 in the same period in 2013. The decrease for the six-month period was due to much colder than normal weather, which impacted construction activities in the Williston Basin in the first quarter 2014.

Selected Operating Information - The following tables set forth selected operating information for ONEOK Partners’ Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2014	2013	2014	2013
Natural gas gathered (BBtu/d)	1,646	1,326	1,573	1,271
Natural gas processed (BBtu/d) (b)	1,447	1,055	1,358	1,022
NGL sales (MBbl/d)	98	75	94	73
Residue natural gas sales (BBtu/d)	683	467	626	451
Realized composite NGL net sales price ($/gallon) (c)	$0.96	$0.85	$1.00	$0.85
Realized condensate net sales price ($/Bbl) (c)	$77.46	$83.86	$76.80	$86.06
Realized residue gas net sales price ($/MMBtu) (c)	$4.07	$3.57	$3.85	$3.55
Average fee rate ($/MMBtu)	$0.34	$0.34	$0.36	$0.35
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.
(c) - Presented net of the impact of hedging activities on ONEOK Partners’ equity volumes.

Natural gas volumes gathered and processed, and NGL and residue natural gas sold, increased for the three and six months ended June 30, 2014, compared with the same periods in 2013, due to new processing plants placed in service and increased ownership of ONEOK Partners’ Maysville, Oklahoma, natural gas processing plant, offset partially by continued declines in coal-bed methane production in the Powder River Basin in Wyoming and natural gas production declines in Kansas. The realized composite NGL net sales price increased for the three and six months ended June 30, 2014, compared with the same periods in 2013, due primarily to higher prices from increased demand associated with colder than normal weather and lower propane storage levels in the first quarter 2014.

The quantity and composition of NGLs and natural gas continues to change as ONEOK Partners’ new natural gas processing plants in the Williston Basin and Mid-Continent are placed in service. In March 2014, ONEOK Partners’ Canadian Valley plant in Oklahoma was completed, which has better ethane rejection capabilities than its other processing plants in the Mid-Continent region. ONEOK Partners’ Garden Creek, Stateline I and Stateline II plants in the Williston Basin have the capability to recover ethane when economic conditions warrant but did not do so during the first six months of 2014. Equity NGL volumes also are expected to be weighted more toward propane, iso-butane, normal butane and natural gasoline due to expected ethane rejection through much of 2016.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Equity Volume Information (a)	2014	2013	2014	2013

NGL sales (MBbl/d)	15.9	13.9	16.8	13.4
Condensate sales (MBbl/d)	3.1	2.5	3.3	2.6
Residue natural gas sales (BBtu/d)	105.3	68.8	96.9	63.1
(a) - Includes volumes for consolidated entities only.

Commodity-Price Risk - The following tables set forth ONEOK Partners’ Natural Gas Gathering and Processing segment’s hedging information for its equity volumes for the periods indicated:

	Six Months Ending December 31, 2014
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (MBbl/d)	11.1	$1.17	/ gallon	57%
Condensate (MBbl/d)	2.5	$2.22	/ gallon	73%
Total (MBbl/d)	13.6	$1.36	/ gallon	60%
Natural gas (BBtu/d)	89.2	$4.06	/ MMBtu	76%

	Year Ending December 31, 2015
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (MBbl/d)	1.2	$1.07	/ gallon	7%
Natural gas (BBtu/d)	61.3	$4.34	/ MMBtu	44%

ONEOK Partners expects its natural gas liquids and natural gas commodity-price sensitivity within this segment to increase in the future as capital projects are completed and volumes increase under POP contracts with customers.  The Natural Gas Gathering and Processing segment’s commodity-price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at June 30, 2014, excluding the effects of hedging and assuming normal operating conditions. Condensate sales are based on the price of crude oil.  ONEOK Partners estimates the following:

•	a $0.01 per-gallon change in the composite price of NGLs would change annual net margin by approximately $2.7 million;

•	a $1.00 per-barrel change in the price of crude oil would change annual net margin by approximately $1.3 million; and

•	a $0.10 per-MMBtu change in the price of residue natural gas would change annual net margin by approximately $4.6 million.

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

Equity Investments - Low natural gas prices and the relatively higher crude oil and NGL prices, compared with natural gas on a heating-value basis, have caused producers primarily to focus their development efforts on crude oil and NGL-rich supply basins rather than in areas with dry natural gas production, such as the coal-bed methane production areas in the Powder River Basin.  The reduced coal-bed methane development activities and production declines in the dry natural gas formations of the Powder River Basin have resulted in lower natural gas volumes available to be gathered.  While the reserve potential in the dry natural gas formations of the Powder River Basin still exists, future drilling and development will be affected by commodity prices and producers’ alternative prospects. In the near term, a continued decline in volumes gathered in this area may reduce our ability to recover the carrying value of ONEOK Partners’dry natural gas assets and equity investments in this area and could result in noncash charges to earnings.

Due to recent reductions in producer activity and declines in natural gas volumes gathered in the dry natural gas area of the Powder River Basin on the Bighorn Gas Gathering system, in which ONEOK Partners owns a 49 percent equity interest, ONEOK Partners tested its investment for impairment at December 31, 2013. The estimated fair value exceeded the carrying value; however, a decline of 10 percent or more in the fair value of its investment in Bighorn Gas Gathering would result in a noncash impairment charge. ONEOK Partners was not able to reasonably estimate a range of potential future impairment charges, as many of the assumptions that would be used in its estimate of fair value are dependent upon events beyond its control. The carrying amount of ONEOK Partners’ investment at June 30, 2014, was $85.7 million, which includes $53.4 million in equity method goodwill.

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

Revenues for the Natural Gas Liquids segment are derived primarily from nondiscretionary fee-based services that ONEOK Partners provides to its customers and from the physical optimization of its assets.  ONEOK Partners’ fee-based services have increased due primarily to new supply connections, expansion of existing connections and its previously completed capital projects, including the Bakken NGL Pipeline, Sterling III Pipeline, Cana-Woodford Shale and Granite Wash projects, and expansion of its NGL fractionation capacity, including the completion of its MB-2 fractionator in December 2013. ONEOK Partners’ sources of revenue are categorized as exchange services, optimization and marketing, pipeline transportation, isomerization and storage, which are defined as follows:

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

Since late 2012, NGL location price differentials have generally remained narrow between the Mid-Continent and Gulf Coast market centers. ONEOK Partners expects these narrower NGL price differentials, with periods of volatility for certain NGL products, to continue as new fractionators and pipelines, including its growth projects discussed below, continue to alleviate constraints between the Conway, Kansas, and Mont Belvieu, Texas, natural gas liquids market centers. In addition, new natural gas liquids pipeline projects constructed by third parties are expected to bring incremental NGL supply from the Rocky Mountain, Marcellus and Utica regions to the Mont Belvieu, Texas, market center that may affect NGL prices, as well as compete with or displace NGL supply volumes from the Mid-Continent and Rocky Mountain regions where its assets are located. ONEOK Partners’ Natural Gas Liquids segment’s capital growth projects are backed by fee-based supply commitments that it expects will fill much of its optimization capacity used historically to capture NGL location price differentials between the two market centers.

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

ONEOK Partners’ Natural Gas Liquids segment is investing approximately $3.2 billion in NGL-related projects from 2010 through 2016.  These investments will accommodate the transportation and fractionation of growing NGL supply from shale and other resource development areas across ONEOK Partners’ asset base and alleviate infrastructure constraints between the

Mid-Continent and Gulf Coast market centers to meet increasing petrochemical industry and NGL export demand in the Gulf Coast. Over time, these growing fee-based NGL volumes are expected to fill much of ONEOK Partners’ natural gas liquids pipeline capacity used historically to capture the NGL location price differentials between the two market centers.

ONEOK Partners has completed approximately $2.2 billion in growth projects in this segment through July 2014, which include the following:

Completed Projects	Capacity	Approximate Costs	Completion Date
		(In millions)
Sterling I expansion	15 MBbl/d	$30	November 2011
Cana-Woodford/Granite Wash NGL plant connections	60 MBbl/d	$220	April 2012
Bushton fractionator expansion	60 MBbl/d	$117	September 2012
Bakken NGL Pipeline	60 MBbl/d	$455	April 2013
Overland Pass Pipeline expansion	45 MBbl/d	$36	April 2013
Ethane Header pipeline	250 MBbl/d	$23	April 2013
Sage Creek NGL infrastructure (a)	n/a	$153	September 2013
MB-2 Fractionator	75 MBbl/d	$375	December 2013
Ethane/Propane Splitter	40 MBbl/d	$46	March 2014
Sterling III Pipeline and reconfigure Sterling I and II	193 MBbl/d	$767	March 2014
(a) Acquisition.

ONEOK Partners is also constructing, or plans to construct, the following projects through 2016:

Projects in Progress	Capacity	Approximate Costs	Completion Date
		(In millions)
Bakken NGL Pipeline expansion - Phase I	75 MBbl/d	$100	Third quarter 2014
MB-3 Fractionator	75 MBbl/d	$525-$575	Fourth quarter 2014
Sage Creek NGL infrastructure expansion	90 miles	$85	Fourth quarter 2014
NGL pipeline and Hutchinson Fractionator infrastructure	95 miles	$140	First quarter 2015
Bakken NGL Pipeline expansion - Phase II	25 MBbl/d	$100	Second quarter 2016
Demicks Lake infrastructure	12 miles	$10-$15	Fourth quarter 2016

Sterling III Pipeline - In March 2014, ONEOK Partners completed a 550-mile natural gas liquids pipeline, which has the flexibility to transport either unfractionated NGLs or NGL products from the Mid-Continent to the Gulf Coast.  The pipeline is designed to transport up to 193 MBbl/d of NGL production from Medford, Oklahoma, to its storage and fractionation facilities in Mont Belvieu, Texas.  ONEOK Partners has multi-year supply commitments from producers and natural gas processors for approximately 75 percent of the pipeline’s capacity.  Installation of additional pump stations could expand the capacity of the pipeline to 260 MBbl/d. This project also included the reconfiguration of ONEOK Partners’ existing Sterling I and Sterling II pipelines to transport either unfractionated NGLs or NGL products. The reconfiguration was completed in July 2014.

Ethane/Propane Splitter - In March 2014, ONEOK Partners placed in service an ethane/propane splitter at its Mont Belvieu storage facility to split ethane/propane mix into purity ethane in order to meet the needs of petrochemical customers, which ONEOK Partners expects will grow over the long term. The facility is capable of producing 32 MBbl/d of purity ethane and 8 MBbl/d of propane.

Bakken NGL Pipeline Expansions - The first expansion increases the pipeline’s capacity to 135 MBbl/d from the original capacity of 60 MBbl/d, with the second expansion bringing the pipeline’s capacity to 160 MBbl/d. These expansions will accommodate the growing NGL supply from the Williston and Powder River Basins.

MB-3 Fractionator - ONEOK Partners is constructing the MB-3 fractionator near its storage facility in Mont Belvieu, Texas.  In addition, ONEOK Partners plans to expand and upgrade its existing natural gas liquids gathering and pipeline infrastructure, including new connections to natural gas processing facilities and increasing the capacity of its Arbuckle and Sterling II natural gas liquids pipelines. ONEOK Partners has multi-year supply commitments from producers and natural gas processors for approximately 80 percent of the fractionator’s capacity.

Sage Creek related infrastructure - ONEOK Partners is constructing new natural gas liquids pipeline infrastructure to connect the Sage Creek natural gas processing plant to its Bakken NGL Pipeline.

New natural gas liquids pipeline and modification of Hutchinson fractionation infrastructure - ONEOK Partners is constructing a new 95-mile natural gas liquids pipeline that will connect its existing natural gas liquids fractionation and storage facilities in Hutchinson, Kansas, to similar facilities in Medford, Oklahoma. The project also includes modifications to existing natural gas liquids fractionation infrastructure at Hutchinson, Kansas, to accommodate additional unfractionated NGLs produced in the Williston Basin.

Demicks Lake natural gas liquids infrastructure - ONEOK Partners announced in July 2014 it plans to build new natural gas liquids pipeline infrastructure to connect the Demicks Lake natural gas processing plant to its Bakken NGL Pipeline.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in “Liquidity and Capital Resources.”

Selected Financial Results - The following table sets forth certain selected financial results for the Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three months		Six Months
	June 30,		June 30,		2014 vs. 2013		2014 vs. 2013
Financial Results	2014	2013	2014	2013	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$2,405.0	$2,267.7	$4,890.8	$4,317.7	$137.3	6%	$573.1	13%
Exchange service and storage revenues	243.3	209.0	445.9	401.3	34.3	16%	44.6	11%
Transportation revenues	17.0	14.4	40.4	36.8	2.6	18%	3.6	10%
Cost of sales and fuel	2,399.2	2,271.9	4,842.0	4,350.0	127.3	6%	492.0	11%
Net margin	266.1	219.2	535.1	405.8	46.9	21%	129.3	32%
Operating costs	76.0	54.2	141.2	114.1	21.8	40%	27.1	24%
Depreciation and amortization	31.1	22.3	58.2	42.0	8.8	39%	16.2	39%
Operating income	$159.0	$142.7	$335.7	$249.7	$16.3	11%	$86.0	34%
Equity earnings from investments	$4.5	$5.9	$9.2	$9.0	$(1.4)	(24%)	$0.2	2%
Capital expenditures	$210.7	$269.3	$483.7	$543.5	$(58.6)	(22%)	$(59.8)	(11%)

Several factors contributed to increased propane demand and price in the first quarter 2014, which impacted our results of operations for the six-months ended 2014. In the fourth quarter 2013, ONEOK Partners experienced high propane demand for crop drying and increased heating demand due to colder than normal weather that continued into the first quarter 2014. In response to increased demand, propane prices at the Mid-Continent market center at Conway, Kansas, increased significantly, compared with propane prices at the Gulf Coast market center at Mont Belvieu, Texas. To help meet the demand and capture the wider location price differentials between these two markets, ONEOK Partners utilized its assets to deliver more propane into the Mid-Continent region from the Gulf Coast region. The price of propane in the Mid-Continent market and the wider location price differentials between the Mid-Continent and Gulf Coast market centers peaked in late January 2014 and returned to historical levels by the end of February 2014 as supply and demand balanced.

Ethane rejection in the Rocky Mountain and Mid-Continent regions continued in the second quarter 2014 as expected, resulting in capacity being available on ONEOK Partners’ pipelines that connect the Mid-Continent and Gulf Coast market centers, a portion of which it was able to utilize for optimization activities, including the delivery of propane into the Mid-Continent region during the first quarter 2014. Severely cold weather in the first quarter 2014 caused wellhead freeze-offs, which also reduced volumes.

Net margin increased for the three months ended June 30, 2014, compared with the same period in 2013, primarily as a result of the following:

•
an increase of $31.4 million in exchange-services margins, which resulted primarily from higher NGL volumes delivered from the Bakken NGL Pipeline, volumes from new plants connected in the Mid-Continent region, and higher fees for exchange-services activities resulting from contract renegotiations, offset partially by lower volumes from the termination of a contract;

•	an increase of $17.3 million related to higher isomerization volumes, resulting from the wider NGL product price differential between normal butane and iso-butane; and

•	an increase of $1.3 million in storage margins due primarily to contract renegotiations; offset partially by

•	a decrease of $2.7 million due to the impact of lower operational measurement gains.

•
Optimization and marketing margins were relatively unchanged, primarily due to a $12.5 million decrease from narrower NGL location price differentials and lower volumes, offset partially by an $8.0 million increase due primarily to wider NGL product price differentials; and a $4.4 million increase in marketing margins.

Net margin increased for the six months ended June 30, 2014, compared with the same period in 2013, primarily as a result of the following:

•
an increase of $72.4 million in optimization and marketing margins, which resulted from a $28.2 million increase due primarily to significantly wider NGL location price differentials, primarily related to increased weather-related seasonal demand for propane during the first quarter 2014; a $26.2 million increase due primarily to wider NGL product price differentials; and a $18.0 million increase in marketing margins related primarily to increased weather-related seasonal demand for propane during the first quarter 2014;

•
an increase of $39.4 million in exchange-services margins, which resulted primarily from higher NGL volumes delivered from the Bakken NGL Pipeline, volumes from new plants connected in the Mid-Continent region, and higher fees for exchange-services activities resulting from contract renegotiations, offset partially by lower volumes from the termination of a contract;

•	an increase of $20.6 million related to higher isomerization volumes, resulting from the wider NGL product price differential between normal butane and iso-butane; and

•	an increase of $4.7 million in storage margins due primarily to contract renegotiations; offset partially by

•	a decrease of $4.1 million due to the impact of lower operational measurement gains, and

•	a decrease of $3.8 million resulting from the impact of ethane rejection, which resulted in lower NGL volumes.

Operating costs increased for the three months ended June 30, 2014, compared with the same period in 2013, primarily as a result of the following:

•	an increase of $8.7 million due to higher outside services expenses associated primarily with scheduled maintenance and the growth of operations related to completed capital projects;

•	an increase of $4.5 million due to higher ad valorem taxes related to completed capital projects; and

•	an increase of $4.0 million due to higher employee-related expenses due primarily to recently completed capital projects and the growth of ONEOK Partners’ operations.

Operating costs increased for the six months ended June 30, 2014, compared with the same period in 2013, primarily as a result of the following:

•	an increase of $11.0 million due to higher outside services expenses associated primarily with scheduled maintenance and the growth of operations related to completed capital projects;

•	an increase of $6.6 million due to higher ad valorem taxes related to completed capital projects;

•	an increase of $5.0 million due to higher employee-related expenses due primarily to recently completed capital projects and the growth of ONEOK Partners’ operations; and

•	an increase of $1.4 million due to higher chemical, materials and supplies expense.

Depreciation and amortization expense increased for the three and six months ended June 30, 2014, compared with the same periods in 2013, due to depreciation associated with completed capital projects.

Equity earnings decreased for the three months ended June 30, 2014, compared with the same period in 2013, due primarily to increased ethane rejection and higher operating costs, offset partially by higher volumes delivered to Overland Pass Pipeline from ONEOK Partners’ Bakken NGL Pipeline, which was placed in service in April 2013.

Equity earnings were relatively unchanged for the six months ended June 30, 2014, compared with the same period in 2013, due primarily to higher volumes delivered to Overland Pass Pipeline from ONEOK Partners’ Bakken NGL Pipeline, which was placed in service in April 2013, offset partially by increased ethane rejection.

Capital expenditures decreased for the three and six months ended June 30, 2014, compared with the same periods in 2013, due primarily to the timing of expenditures for ONEOK Partners’ growth projects discussed above.

Selected Operating Information - The following table sets forth selected operating information for ONEOK Partners’ Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information	2014	2013	2014	2013
NGL sales (MBbl/d)	603	677	583	628
NGLs transported-gathering lines (MBbl/d) (a)	520	554	498	526
NGLs fractionated (MBbl/d) (b)	520	537	496	525
NGLs transported-distribution lines (MBbl/d) (a)	431	432	430	413
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.03	$0.06	$0.08	$0.04
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.

NGLs transported on gathering lines and NGLs fractionated decreased for the three and six months ended June 30, 2014, compared with the same periods in 2013, due primarily to the termination of a contract and increased ethane rejection in the Mid-Continent region, offset partially by increased volumes from the Williston Basin on ONEOK Partners’ completed Bakken NGL Pipeline and volume from new plants connected in the Mid-Continent region.

NGLs transported on distribution lines increased for the six months ended June 30, 2014, compared with the same periods in 2013, due primarily to higher NGL volumes, primarily propane during the first quarter 2014, transported to the Mid-Continent region due to increased demand.

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

ONEOK Partners’ FERC-regulated interstate natural gas pipeline assets transport natural gas through pipelines in North Dakota, Minnesota, Wisconsin, Illinois, Indiana, Kentucky, Tennessee, Oklahoma, Texas and New Mexico.  Its interstate pipeline companies include:

•
Midwestern Gas Transmission Company, which is a bi-directional system that interconnects with Tennessee Gas Transmission Company’s pipeline near Portland, Tennessee, and with several interstate pipelines at the Chicago hub near Joliet, Illinois;

•
Viking Gas Transmission Company, which transports natural gas from an interconnection with TransCanada pipeline near Emerson, Manitoba, to serve local natural gas distribution companies in Minnesota, North Dakota and Wisconsin, and terminates at a connection with ANR Pipeline Company near Marshfield, Wisconsin;

•	Guardian Pipeline, which interconnects with several pipelines at the Chicago hub near Joliet, Illinois, and with local natural gas distribution companies in Wisconsin; and

•	OkTex Pipeline Company, which has interconnects in Oklahoma, Texas and New Mexico.

ONEOK Partners’ intrastate natural gas pipeline assets in Oklahoma transport natural gas through the state and have access to the major natural gas producing formations, including the Cana-Woodford Shale, Woodford Shale, Granite Wash, SCOOP and Mississippian Lime.  They also have access to the major natural gas producing formations, including the Mississippian Lime formation in south central Kansas.  In Texas, ONEOK Partners’ intrastate natural gas pipelines are connected to the major natural gas producing formations in the Texas Panhandle, including the Granite Wash formation and Delaware and Cline producing formations in the Permian Basin; and transport natural gas throughout the western portion of Texas, including the Waha Hub where other pipelines may be accessed for transportation to western markets, the Houston Ship Channel market to the east and the Mid-Continent market to the north.

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

Selected Financial Results - In the first quarter 2014, ONEOK Partners acquired a 130-mile natural gas pipeline in western Oklahoma for $28 million, of which $14 million will be paid in 2018, that provides service to two natural gas-fired electric power plants and is connected to ONEOK Partners’ existing intrastate natural gas pipeline in the state. The operating results from this acquisition are included in the results for the three and six months ended June 30, 2014.

The following table sets forth certain selected financial results for ONEOK Partners’ Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2014 vs. 2013		2014 vs. 2013
Financial Results	2014	2013	2014	2013	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$66.4	$54.8	$140.4	$115.5	$11.6	21%	$24.9	22%
Storage revenues	12.6	17.6	36.0	35.0	(5.0)	(28%)	1.0	3%
Gas sales and other revenues	3.0	2.6	10.4	10.6	0.4	15%	(0.2)	(2%)
Cost of sales	6.5	7.3	17.8	19.3	(0.8)	(11%)	(1.5)	(8%)
Net margin	75.5	67.7	169.0	141.8	7.8	12%	27.2	19%
Operating costs	27.3	25.0	54.8	52.1	2.3	9%	2.7	5%
Depreciation and amortization	10.9	10.8	21.7	21.9	0.1	1%	(0.2)	(1%)
Loss on sale of assets	—	—	(0.1)	—	—	—%	(0.1)	*
Operating income	$37.3	$31.9	$92.4	$67.8	$5.4	17%	$24.6	36%
Equity earnings from investments	$15.9	$15.3	$39.3	$31.7	$0.6	4%	$7.6	24%
Capital expenditures	$8.7	$6.0	$15.3	$11.3	$2.7	45%	$4.0	35%
Cash paid for acquisitions	$—	$—	$14.0	$—	$—	—%	$14.0	*
* Percentage change is greater than 100 percent.

Net margin increased for the three months ended June 30, 2014, compared with the same period in 2013, primarily as a result of the following:

•
an increase of $9.4 million due to higher transportation revenues primarily from increased rates on ONEOK Partners’ intrastate pipelines, higher rates and contracted capacity on Midwestern Gas Transmission Company and increased interruptible transportation revenues from higher natural gas volumes transported;

•	an increase of $1.4 million from additional storage services to meet utility customers’ peak-day demand; and

•	an increase of $1.3 million from higher net retained fuel due primarily to additional natural gas volumes retained; offset partially by

•	a decrease of $4.3 million due to lower storage revenues from lower contracted capacity.

Net margin increased for the six months ended June 30, 2014, compared with the same period in 2013, primarily as a result of the following:

•
an increase of $13.8 million due to higher transportation revenues primarily from increased rates on ONEOK Partners’ intrastate pipelines, higher contracted capacity and rates on Midwestern Gas Transmission Company and increased interruptible transportation revenues from higher natural gas volumes transported;

•
an increase of $6.1 million from increased short-term natural gas storage services due to increased park-and-loan services as a result of weather-related seasonal demand primarily in the first quarter 2014;

•	an increase of $6.0 million from higher net retained fuel due to higher natural gas prices and additional natural gas volumes retained;

•	an increase of $5.3 million due to increased park-and-loan services on ONEOK Partners’ interstate pipelines as a result of weather-related seasonal demand in the first quarter 2014; and

•	an increase of $1.6 million primarily from additional storage services to meet utility customers’ peak-day demand; offset partially by

•	a decrease of $5.7 million due to lower storage revenues from lower contracted capacity.

Operating costs increased for the three and six months ended June 30, 2014, compared with the same periods in 2013, as a result of increased employee-related costs due to higher labor and employee benefit costs. The six month period was also impacted by higher materials and supplies expenses.

Equity earnings from ONEOK Partners’ investments increased $7.6 million for the six months ended June 30, 2014, compared with the same period in 2013, primarily due to increased park-and-loan services on Northern Border Pipeline as a result of increased weather-related seasonal demand in the first quarter 2014.

Capital expenditures increased for the three and six months ended June 30, 2014, compared with the same periods in 2013, due primarily to expenditures for system improvements.

Selected Operating Information - The following table sets forth selected operating information for ONEOK Partners’ Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2014	2013	2014	2013
Natural gas transportation capacity contracted (MDth/d)	5,691	5,362	5,778	5,515
Transportation capacity subscribed	90%	88%	91%	90%
Average natural gas price
Mid-Continent region ($/MMBtu)	$4.36	$3.85	$4.98	$3.63
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

CONTINGENCIES

Gas Index Pricing Litigation - As previously reported, ONEOK and its subsidiary, ONEOK Energy Services Company L.P. (OESC), along with several other energy companies, are defending multiple lawsuits arising from alleged market manipulation or false reporting of natural gas prices to natural gas-index publications. On April 10, 2013, the United States Court of Appeals for the Ninth Circuit reversed the summary judgments that had been granted in favor of ONEOK, OESC and other unaffiliated defendants in the following cases: Reorganized FLI, Learjet, Arandell, Heartland and NewPage. The Ninth Circuit also reversed the summary judgment that had been granted in favor of OESC on all state law claims asserted in the Sinclair case. ONEOK, OESC and the other unaffiliated defendants filed a Petition for Writ of Certiorari with the United States Supreme Court on August 26, 2013, seeking review of the Ninth Circuit decision. On July 1, 2014, the United States Supreme Court granted the Petition for Writ of Certiorari. Oral argument has not yet been scheduled.

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

LIQUIDITY AND CAPITAL RESOURCES

General - Prior to the separation of our former natural gas distribution business, we relied primarily on operating cash flows, bank credit facilities, commercial paper, debt issuances and the issuance of equity for our liquidity and capital resource requirements. Effective in February 2014 and in connection with the separation, we terminated our commercial paper program and now fund operating expenses, debt service and dividends to shareholders with operating cash flows, which are primarily comprised of cash distributions received from ONEOK Partners.

ONEOK Partners relies primarily on operating cash flows, bank credit facilities, commercial paper, debt issuances and the issuance of equity for its liquidity and capital resource requirements. ONEOK Partners funds operating expenses, debt service and distributions to unitholders primarily with operating cash flows. Capital expenditures are funded by operating cash flows, short- and long-term debt and issuances of equity.

Neither ONEOK nor ONEOK Partners guarantees the debt or other similar commitments to unaffiliated parties, and ONEOK does not guarantee the debt or other similar commitments of ONEOK Partners.

ONEOK - In March 2014, we completed the wind down of our energy services business. We expect future cash expenditures associated with the released transportation and storage capacity from the wind down of our energy services business on an after-tax basis to be approximately $60 million, with approximately $15 million paid in the remainder of 2014, $23 million in 2015, $11 million in 2016 and $11 million over the period 2017 through 2023.

On January 31, 2014, we completed the separation of ONE Gas. In conjunction with the separation, the following transactions occurred in the first quarter 2014:

•	ONE Gas issued senior notes totaling $1.2 billion, generating net proceeds of approximately $1.19 billion;

•	we received a cash distribution of approximately $1.13 billion from the proceeds of the ONE Gas senior notes offering;

•	we repaid all commercial paper outstanding, which totaled approximately $600.5 million;

•	we paid $150.0 million to retire $152.5 million of senior notes through a tender offer;

•	we called $400 million of senior notes that we repaid in March 2014 for a total of $430.1 million, which included accrued but unpaid interest to the redemption date;

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

As a result of the separation of our former natural gas distribution business and the wind down of our energy services business, the cash flow sources and requirements for ONEOK have changed significantly. ONEOK’s primary source of cash inflows are expected to be distributions to us from our general partner and limited partnership interests in ONEOK Partners. The cash distributions that we expect to receive from ONEOK Partners are expected to provide sufficient resources to finance our operations and quarterly cash dividends. Our next long-term debt maturity is in 2022.

ONEOK Partners - In the first six months of 2014, ONEOK Partners utilized cash from operations, its commercial paper program and proceeds from its equity issuances, including its May 2014 equity offering and “at-the-market” equity program, to fund its short-term liquidity needs and capital projects. See discussion under “Short-term Liquidity and “Long-term Financing” for more information.

ONEOK Partners’ ability to continue to access capital markets for debt and equity financing under reasonable terms depends on ONEOK Partners’ financial condition, credit ratings and market conditions. ONEOK Partners expects to fund its future capital expenditures with short- and long-term debt, the issuance of equity and operating cash flows. ONEOK Partners anticipates that these sources of funds will enable it to maintain its current and planned level of operations.

Capitalization Structure - ONEOK, through its wholly owned subsidiary, ONEOK Partners GP, ONEOK Partners’ sole general partner, is responsible for directing the activities of ONEOK Partners, but ONEOK is not liable for, nor does it guarantee, any of ONEOK Partners’ liabilities. Likewise, ONEOK Partners is not liable for, nor does it guarantee, any of ONEOK’s liabilities. Significant legal and financial separations exist between ONEOK and ONEOK Partners. Additionally, for purposes of determining compliance with financial covenants in the ONEOK Credit Agreement, which are described below, the debt of ONEOK Partners is excluded.

The following table sets forth our consolidated capitalization structure at the dates indicated:

	June 30,	December 31,
	2014	2013
Long-term debt	66%	62%
Total equity	34%	38%
Debt (including notes payable)	66%	63%
Total equity	34%	37%

ONEOK Partners’ capitalization structure was 51 percent debt, including notes payable, and 49 percent equity at June 30, 2014. ONEOK Partners’ capitalization structure was 55 percent debt, including notes payable, and 45 percent equity at December 31, 2013.

Short-term Liquidity - ONEOK’s principal source of short-term liquidity is expected to be quarterly distributions from ONEOK Partners and cash on hand. We have access to our $300 million ONEOK Credit Agreement but do not expect to draw upon the facility. We terminated our commercial paper program in February 2014.

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

In February 2014, ONEOK repaid all commercial paper outstanding. At June 30, 2014, ONEOK had $2.1 million in letters of credit issued under the ONEOK Credit Agreement and approximately $80.5 million of cash and cash equivalents. ONEOK had approximately $297.9 million of credit available at June 30, 2014, under the ONEOK Credit Agreement.

The ONEOK Credit Agreement is a $300 million revolving credit facility and contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to Consolidated EBITDA (EBITDA, as defined in the ONEOK Credit Agreement) of no more than 4.0 to 1. Upon breach of certain covenants by us in the ONEOK Credit Agreement, amounts outstanding under the ONEOK Credit Agreement, if any, may become due and payable immediately. At June 30, 2014, ONEOK’s ratio of indebtedness to Consolidated EBITDA, was 1.7 to 1, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement.

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

ONEOK Partners Credit Agreement - The total amount of short-term borrowings authorized by the Board of Directors of ONEOK Partners GP, the general partner of ONEOK Partners, is $2.5 billion.  At June 30, 2014, ONEOK Partners had no commercial paper outstanding, $14.0 million of letters of credit issued, no borrowings outstanding under the ONEOK Partners Credit Agreement, approximately $278.0 million of cash and approximately $1.7 billion of credit available under the ONEOK Partners Credit Agreement.  At June 30, 2014, ONEOK Partners could have issued $3.6 billion of short- and long-term debt to meet its liquidity needs under the most restrictive provisions contained in its various borrowing agreements. Based on the forward LIBOR curve, ONEOK Partners expects interest rates to increase in the next year, compared with interest rates on amounts outstanding during the previous 24 months.

The ONEOK Partners Credit Agreement, which was amended and restated effective on January 31, 2014, and expires in January 2019, is a $1.7 billion revolving credit facility and includes a $100 million sublimit for the issuance of standby letters of credit, a $150 million swingline sublimit and an option to request an increase in the size of the facility to an aggregate of $2.4 billion by either commitments from new lenders or increased commitments from existing lenders. The ONEOK Partners Credit Agreement is available for general partnership purposes. During the second quarter 2014, ONEOK Partners increased the size of its commercial paper program to $1.7 billion from $1.2 billion. Amounts outstanding under ONEOK Partners’ commercial paper program reduce the borrowing capacity under the ONEOK Partners Credit Agreement.

The ONEOK Partners Credit Agreement contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will be increased to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters.  As a result of a pipeline acquisition ONEOK Partners completed in the first quarter 2014, the allowable ratio of indebtedness to adjusted EBITDA increased to 5.5 to 1 through the third quarter 2014. Upon breach of certain covenants by ONEOK Partners in the ONEOK Partners Credit Agreement, amounts outstanding under the ONEOK Partners Credit Agreement, if any, may become due and payable immediately.  At June 30, 2014, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 3.4 to 1, and ONEOK Partners was in compliance with all covenants under the ONEOK Partners Credit Agreement.

Long-term Financing - We do not expect to issue additional equity or long-term notes, as our next debt maturity is not until 2022 and our operating cash requirements are expected to be funded by cash distributions received from ONEOK Partners. Therefore, changes in the debt and equity markets are not expected to impact our financing requirements.

ONEOK Partners expects to fund its longer-term cash requirements by issuing common units or long-term notes. Other options to obtain financing include, but are not limited to, issuance of convertible debt securities, asset securitization and the sale and lease back of facilities.

ONEOK Partners is subject to changes in the debt and equity markets, and there is no assurance it will be able or willing to access the public or private markets in the future. ONEOK Partners may choose to meet its cash requirements by utilizing some combination of cash flows from operations, borrowing under existing credit facilities, altering the timing of controllable expenditures, restricting future acquisitions and capital projects, or pursuing other debt or equity financing alternatives. ONEOK Partners also has access to its commercial paper program to meet cash requirements. Some of these alternatives could result in higher costs or negatively affect their respective credit ratings, among other factors. Based on ONEOK Partners’ general financial condition, market expectations regarding its future earnings and projected cash flows, and ONEOK Partners’ investment-grade credit ratings, we expect ONEOK Partners will be able to meet its cash requirements and maintain its investment-grade credit ratings.

ONEOK Debt Repayment - In February 2014, we retired approximately $152.5 million, excluding accrued and unpaid interest, of our 4.25 percent senior notes due 2022 through a tender offer. The total amount paid, including fees and other charges, was approximately $150.0 million.

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

ONEOK Partners’ Equity Issuances - In May 2014, ONEOK Partners completed an underwritten public offering of approximately 13.9 million common units at a public offering price of $52.94 per common unit, generating net proceeds of approximately $714.5 million. In conjunction with this issuance, we contributed approximately $15.0 million in order to maintain our 2 percent general partner interest in ONEOK Partners. ONEOK Partners used the proceeds to repay commercial paper, fund capital expenditures and for general partnership purposes.

ONEOK Partners has an “at-the-market” equity program for the offer and sale from time to time of its common units up to an aggregate amount of $300 million. The program allows ONEOK Partners to offer and sell its common units at prices ONEOK Partners deems appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between ONEOK Partners and the sales agent. ONEOK Partners is under no obligation to offer and sell common units under the program. At June 30, 2014, ONEOK Partners had approximately $100.1 million available for issuance under the program.

During the six months ended June 30, 2014, ONEOK Partners sold approximately 3.0 million common units through this program. The net proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $164.1 million, which were used for general partnership purposes. During the three months ended March 31, 2013, ONEOK Partners sold 300,000 common units through this program that resulted in net proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, of approximately $16.3 million and used the proceeds for general partnership purposes. There were no common units sold through this program in the second quarter 2013.

As a result of these transactions, our aggregate ownership interest in ONEOK Partners decreased to 38.5 percent at June 30, 2014, from 41.2 percent at December 31, 2013.

Interest-rate Swaps - ONEOK Partners has entered into forward-starting interest-rate swaps to hedge the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. At December 31, 2013, ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $400 million, which had settlement dates greater than 12 months and are designated as cash flow hedges. In the first quarter 2014, ONEOK Partners entered into forward-starting interest-rate swaps with notional amounts totaling $500 million with settlement dates of less than 12 months that were designated as cash flow hedges.

Capital Expenditures - ONEOK Partners’ capital expenditures are financed typically through operating cash flows, short- and long-term debt and the issuance of equity.  Consolidated capital expenditures were $822.2 million and $1.1 billion for the six months ending June 30, 2014 and 2013, respectively.  Of these amounts, ONEOK Partners’ capital expenditures were $792.4 million and $924.8 million for the six months ended June 30, 2014 and 2013, respectively.  Capital expenditures decreased for the six months ended June 30, 2014, compared with the same period in 2013, due to timing of expenditures for ONEOK Partners’ growth projects and the separation of the natural gas distribution business on January 31, 2014. The prior year capital expenditures reflect three and six months, respectively, of capital expenditures for our former natural gas distribution business.

The following table sets forth ONEOK Partners’ 2014 projected capital expenditures, excluding AFUDC:

2014 Projected Capital Expenditures
(Millions of dollars)
Natural Gas Gathering and Processing	$1,214
Natural Gas Liquids	798
Natural Gas Pipelines	74
Other	23
Total projected capital expenditures	$2,109

Credit Ratings - Our credit ratings are shown in the table below:

	ONEOK		ONEOK Partners
Rating Agency	Rating	Outlook	Rating	Outlook
Moody’s	Baa3	Stable	Baa2	Stable
S&P	BB+	Stable	BBB	Stable

ONEOK’s rating was downgraded to Baa3 by Moody’s and BB+ by S&P in February 2014 to reflect the separation of our former natural gas distribution business.

ONEOK Partners’ commercial paper program is rated currently Prime-2 by Moody’s and A-2 by S&P. ONEOK Partners’ credit ratings, which are currently investment grade, may be affected by a material change in financial ratios or a material event affecting its business. The most common criteria for assessment of ONEOK Partners’ credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity.

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

In the normal course of business, ONEOK Partners’ counterparties provide secured and unsecured credit.  In the event of a downgrade in ONEOK Partners’ credit ratings or a significant change in ONEOK Partners’ counterparties’ evaluation of its creditworthiness, ONEOK Partners could be required to provide additional collateral in the form of cash, letters of credit or other negotiable instruments as a condition of continuing to conduct business with such counterparties. ONEOK Partners may be required to fund margin requirements with its counterparties with cash, letters of credit or other negotiable instruments. There were no financial derivative instruments with contingent features related to credit risk that were in a net liability position at June 30, 2014.

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

CASH FLOW ANALYSIS

We use the indirect method to prepare our Consolidated Statements of Cash Flows.  Under this method, we reconcile net income to cash flows provided by operating activities by adjusting net income for those items that impact net income but do not result in actual cash receipts or payments during the period and for operating cash items that do not affect net income. These reconciling items include depreciation and amortization, allowance for equity funds used during construction, gain or loss on sale of assets, deferred income taxes, equity earnings from investments, distributions received from unconsolidated affiliates and changes in our assets and liabilities not classified as investing or financing activities.

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Six Months Ended		2014 vs. 2013
	June 30,		Increase (Decrease)
	2014	2013
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$536.3	$788.3	$(252.0)
Investing activities	(820.5)	(1,043.6)	223.1
Financing activities	493.9	(294.6)	788.5
Change in cash and cash equivalents	209.7	(549.9)	759.6
Change in cash and cash equivalents included in discontinued operations	3.3	0.2	3.1
Change in cash and cash equivalents included in continuing operations	213.0	(549.7)	762.7
Cash and cash equivalents at beginning of period	145.6	579.6	(434.0)
Cash and cash equivalents at end of period	$358.6	$29.9	$328.7

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

Cash flows from operating activities, before changes in operating assets and liabilities, were approximately $577.0 million for the six months ended June 30, 2014, compared with $614.3 million for the same period in 2013.  The decrease was due primarily to the separation of ONE Gas, as discussed in Note B, resulting in decreased net income offset partially by higher operating income from ONEOK Partners, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows by approximately $40.7 million for the six months ended June 30, 2014, compared with an increase of $174.0 million for the same period in 2013.  This change is due primarily to the change in NGL volumes in storage and commodity imbalances. This change also is due to the change in accounts receivable, accounts payable and affiliate payables resulting from the timing of receipt of cash from customers and payments to vendors and suppliers, which vary from period to period.

Investing Cash Flows - Cash used in investing activities decreased for the six months ended June 30, 2014, compared with the same period in 2013, due primarily to the separation of ONE Gas, resulting in lower capital expenditures. Cash used in investing activities at ONEOK Partners decreased due to the timing of expenditures for its growth projects.

Financing Cash Flows - Cash provided by financing activities increased for the six months ended June 30, 2014, as compared with the same period in 2013, primarily due to the issuance of $1.2 billion of ONE Gas debt and higher sales of ONEOK Partners common units. This was offset partially by the ONEOK debt retirements, repayment of notes payable, $60 million of cash included in the ONE Gas separation and higher dividends and distributions paid.

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

ONEOK Partners’ 2013 total reported emissions were approximately 46.7 million metric tons of carbon dioxide equivalents. The 2013 total reportable emissions related to our former natural gas distribution business were approximately 14.0 million metric tons of carbon dioxide equivalents. These totals include direct emissions from the combustion of fuel in our equipment, such as compressor engines and heaters, as well as carbon dioxide equivalents from natural gas and NGL products delivered to customers and produced, as if all such fuel and NGL products were combusted. The additional cost to gather and report this emissions data did not have, and ONEOK Partners does not expect it to have, a material impact on its results of operations, financial position or cash flows.  In addition, Congress has considered, and may consider in the future, legislation to reduce greenhouse gas emissions, including carbon dioxide and methane. Likewise, the EPA may institute additional regulatory rulemaking associated with greenhouse gas emissions from the oil and gas industry. At this time, no rule or legislation has been enacted that assesses any costs, fees or expenses on any of these emissions.

The EPA’s “Tailoring Rule” regulates greenhouse gas emissions at new or modified facilities that meet certain criteria. Affected facilities are required to review BACT, conduct air-quality and conduct impact analysis and public reviews with respect to such emissions.  At current emissions threshold levels, this rule has had a minimal impact on ONEOK Partners’ existing facilities.  The EPA has stated it will consider lowering the threshold levels over the next five years, which could increase the impact on its existing facilities; however, potential costs, fees or expenses associated with the potential adjustments are unknown. In addition, on June 23, 2014, the Supreme Court of the United States, in a case styled, Utility Air Regulatory Group v. EPA, 530 U.S. (2014), held that an industrial facility’s potential to emit GHG emissions alone cannot subject a facility to the permitting requirements for major stationary source provisions of the Clean Air Act. The decision invalidated the EPA’s current Triggering and Tailoring Rule for GHG Prevention of Significant Deterioration (PSD) and Title V requirements. However, the Court also ruled that to the extent a source pursues a capital project (new construction or expansion of existing facility), which otherwise subjects the source to major source PSD permitting for conventional criteria pollutants, the permitting authorities may impose BACT analysis and emission limits for GHGs from those sources. We are in the process of evaluating the effects the decision may have on ONEOK Partners’ existing operations, and the opportunities it creates for design decisions for new project applications.

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

The rule was most recently amended in September 2013, and a further proposed rulemaking was published in July 2014. The EPA has indicated that further amendments may be issued in 2014. Based on the amendments, ONEOK Partners’ understanding of pending stakeholder responses to the NSPS rule and the proposed rulemaking, ONEOK Partners does not anticipate a material impact to its anticipated capital, operations and maintenance costs resulting from compliance with the regulation. However, the EPA may issue additional responses, amendments and/or policy guidance on the final rule, which could alter its present expectations. Generally, the NSPS rule will require expenditures for updated emissions controls, monitoring and record-keeping at affected facilities in the crude oil and natural gas industry. ONEOK Partners does not expect these expenditures will have a material impact on its results of operations, financial position or cash flows.

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

IMPACT OF NEW ACCOUNTING STANDARDS

See Note A of the Notes to Consolidated Financial Statements in this Quarterly Report for discussion of new accounting standards.

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

FORWARD-LOOKING STATEMENTS

Some of the statements contained and incorporated in this Quarterly Report are forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Exchange Act, as amended.  The forward-looking statements relate to our anticipated financial performance (including projected operating income, net income, capital expenditures, cash flow and projected levels of dividends), liquidity, management’s plans and objectives for our future growth projects and other future operations (including plans to construct additional natural gas and natural gas liquids pipelines and processing facilities and related cost estimates), our business prospects, the outcome of regulatory and legal proceedings, market conditions and other matters.  We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.  The following discussion is intended to identify important factors that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

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

One should not place undue reliance on forward-looking statements, which are applicable only as of the date of this Quarterly Report.  Known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements.  Those factors may affect our operations, markets, products, services and prices.  In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:

•	the effects of weather and other natural phenomena, including climate change, on our operations, demand for our services and energy prices;

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

•
the results of administrative proceedings and litigation, regulatory actions, rule changes and receipt of expected clearances involving any local, state or federal regulatory body, including the FERC, the National Transportation Safety Board, the PHMSA, the EPA and CFTC;

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

COMMODITY-PRICE RISK

See Note D of the Notes to Consolidated Financial Statements and the discussion under ONEOK Partners’ “Commodity-Price Risk” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Quarterly Report for information on our hedging activities.

INTEREST-RATE RISK

We and ONEOK Partners are subject to the risk of interest-rate fluctuation in the normal course of business.  We and ONEOK Partners manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps.  Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At June 30, 2014, and December 31, 2013 ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $900 million and $400 million, respectively, that have been designated as cash flow hedges of the variability of interest payments on a portion of a forecasted debt issuance that may result from changes in the benchmark interest rate before the debt is issued. The interest rate on all of our and ONEOK Partners’ long-term debt was fixed. Future issuances of long-term debt could be affected by changes in interest rates, which could result in higher interest costs.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the second quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents:  (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (iv) Consolidated Balance Sheets at June 30, 2014, and December 31, 2013; (v) Consolidated Statements of Cash Flows for the six

months ended June 30, 2014 and 2013; (vi) Consolidated Statement of Changes in Equity for the six months ended June 30, 2014; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: August 6, 2014	By:	/s/ Derek S. Reiners
Derek S. Reiners
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)