Form 10-Q
period 2014-09-30
ONEOK INC /NEW/
filed 2014-11-05
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014.
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
Yes __ No X

On October 28, 2014, the Company had 208,198,062 shares of common stock outstanding.

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

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2013
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Btu	British thermal units, a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit
CFTC	U.S. Commodity Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act Amendments of 1972, as amended
DOT	United States Department of Transportation
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
MMBbl	Million barrels
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Policy Act	Natural Gas Policy Act of 1978, as amended
NGL(s)	Natural gas liquid(s)
NGL products	Marketable natural gas liquids purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
ONE Gas	ONE Gas, Inc.
ONEOK	ONEOK, Inc.
ONEOK Credit Agreement	ONEOK’s $300 million Amended and Restated Revolving Credit Agreement dated January 31, 2014
ONEOK Partners	ONEOK Partners, L.P.
ONEOK Partners Credit Agreement	ONEOK Partners’ $1.7 billion Amended and Restated Revolving Credit Agreement dated January 31, 2014
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and the sole general partner of ONEOK Partners
OPIS	Oil Price Information Service
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P., as amended
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q

S&P	Standard & Poor’s Ratings Services
SCOOP	South Central Oklahoma Oil Province
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2014	2013	2014	2013
	(Thousands of dollars, except per share amounts)
Revenues
Commodity sales	$2,754,495	$2,807,329	$8,276,333	$7,453,534
Services	365,650	328,052	1,073,990	968,786
Total revenues	3,120,145	3,135,381	9,350,323	8,422,320
Cost of sales and fuel	2,583,204	2,711,159	7,807,275	7,214,233
Net margin	536,941	424,222	1,543,048	1,208,087
Operating expenses
Operations and maintenance	153,408	116,678	433,457	346,989
Depreciation and amortization	74,588	61,850	214,129	176,016
General taxes	19,087	14,323	60,171	50,912
Total operating expenses	247,083	192,851	707,757	573,917
Gain (loss) on sale of assets	1,534	21	1,533	341
Operating income	291,392	231,392	836,824	634,511
Equity earnings (loss) from investments (Note K)	(52,347)	27,468	6,747	79,744
Allowance for equity funds used during construction	1,723	6,429	13,947	21,172
Other income	100	4,278	3,117	12,634
Other expense	(2,506)	(595)	(27,827)	(2,476)
Interest expense (net of capitalized interest of $14,303, $14,320, $41,446 and $38,284, respectively)	(86,052)	(66,187)	(269,704)	(196,793)
Income before income taxes	152,310	202,785	563,104	548,792
Income taxes	(37,858)	(44,961)	(95,155)	(126,688)
Income from continuing operations	114,452	157,824	467,949	422,104
Income (loss) from discontinued operations, net of tax (Note B)	(171)	(10,126)	(6,406)	(29,206)
Net income	114,281	147,698	461,543	392,898
Less: Net income attributable to noncontrolling interests	49,823	85,342	241,980	217,102
Net income attributable to ONEOK	$64,458	$62,356	$219,563	$175,796
Amounts attributable to ONEOK:
Income from continuing operations	$64,629	$72,482	$225,969	$205,002
Income (loss) from discontinued operations	(171)	(10,126)	(6,406)	(29,206)
Net income	$64,458	$62,356	$219,563	$175,796
Basic earnings per share:
Income from continuing operations (Note I)	$0.31	$0.35	$1.08	$1.00
Income (loss) from discontinued operations	—	(0.05)	(0.03)	(0.15)
Net income	$0.31	$0.30	$1.05	$0.85
Diluted earnings per share:
Income from continuing operations (Note I)	$0.31	$0.35	$1.07	$0.98
Income (loss) from discontinued operations	—	(0.05)	(0.03)	(0.14)
Net income	$0.31	$0.30	$1.04	$0.84
Average shares (thousands)
Basic	209,489	206,235	209,341	205,952
Diluted	210,759	209,893	210,482	209,408
Dividends declared per share of common stock	$0.575	$0.38	$1.535	$1.10
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2014	2013	2014	2013
	(Thousands of dollars)
Net income	$114,281	$147,698	$461,543	$392,898
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on energy marketing and risk-management assets/liabilities, net of tax of $(1,160), $(467), $12,664 and $(10,349), respectively	6,219	(2,542)	(72,627)	37,095
Realized (gains) losses in net income, net of tax of $(748), $333, $(14,966) and $(1,748), respectively	3,132	789	48,170	4,694
Unrealized holding gains (losses) on available-for-sale securities, net of tax of $(73), $277, $(36) and $147, respectively	107	(440)	(6)	(234)
Change in pension and postretirement benefit plan liability, net of tax of $(1,456), $4,603, $(5,379) and $13,651, respectively	2,185	(7,293)	8,069	(21,637)
Total other comprehensive income (loss), net of tax	11,643	(9,486)	(16,394)	19,918
Comprehensive income	125,924	138,212	445,149	412,816
Less: Comprehensive income attributable to noncontrolling interests	55,995	83,378	214,644	239,714
Comprehensive income attributable to ONEOK	$69,929	$54,834	$230,505	$173,102
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Unaudited)	2014	2013
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$151,403	$145,565
Accounts receivable, net	971,285	1,109,510
Natural gas and natural gas liquids in storage	338,345	188,286
Commodity imbalances	74,247	80,481
Other current assets	119,427	133,010
Assets of discontinued operations (Note B)	58,080	747,872
Total current assets	1,712,787	2,404,724
Property, plant and equipment
Property, plant and equipment	12,173,835	10,970,256
Accumulated depreciation and amortization	1,931,713	1,738,302
Net property, plant and equipment	10,242,122	9,231,954
Investments and other assets
Investments in unconsolidated affiliates (Note K)	1,128,509	1,229,838
Goodwill and intangible assets	1,017,715	1,024,562
Other assets	184,935	224,353
Assets of discontinued operations (Note B)	26,128	3,626,050
Total investments and other assets	2,357,287	6,104,803
Total assets	$14,312,196	$17,741,481
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)
	September 30,	December 31,
(Unaudited)	2014	2013
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt	$10,650	$10,650
Notes payable (Note E)	—	564,462
Accounts payable	1,221,934	1,273,102
Commodity imbalances	171,249	213,577
Accrued interest	102,838	109,099
Accrued taxes other than income	90,681	37,359
Other current liabilities	120,162	66,393
Liabilities of discontinued operations (Note B)	64,387	455,688
Total current liabilities	1,781,901	2,730,330
Long-term debt, excluding current maturities (Note F)	7,194,957	7,753,657
Deferred credits and other liabilities
Deferred income taxes	1,303,548	1,146,562
Other deferred credits	229,280	217,522
Liabilities of discontinued operations (Note B)	43,115	1,048,230
Total deferred credits and other liabilities	1,575,943	2,412,314
Commitments and contingencies (Note M)
Equity (Note G)
ONEOK shareholders’ equity:
Common stock, $0.01 par value: authorized 600,000,000 shares; issued 245,811,180 shares and outstanding 208,193,467 shares at September 30, 2014; issued 245,811,180 shares and outstanding 206,618,877 shares at December 31, 2013	2,458	2,458
Paid-in capital	1,515,158	1,433,600
Accumulated other comprehensive loss (Note H)	(107,656)	(121,987)
Retained earnings	170,249	2,020,815
Treasury stock, at cost: 37,617,713 shares at September 30, 2014, and 39,192,303 shares at December 31, 2013	(956,977)	(997,035)
Total ONEOK shareholders’ equity	623,232	2,337,851
Noncontrolling interests in consolidated subsidiaries	3,136,163	2,507,329
Total equity	3,759,395	4,845,180
Total liabilities and equity	$14,312,196	$17,741,481
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
(Unaudited)	2014	2013
	(Thousands of dollars)
Operating activities
Net income	$461,543	$392,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	225,483	276,343
Charges attributable to exit activities	1,739	130,753
Equity earnings from investments	(6,747)	(79,744)
Distributions received from unconsolidated affiliates	84,298	79,022
Deferred income taxes	96,044	107,575
Share-based compensation expense	23,359	27,634
Pension and postretirement benefit expense, net of contributions	14,282	7,638
Allowance for equity funds used during construction	(13,947)	(21,172)
Loss (gain) on sale of assets	(1,533)	(342)
Other	—	(4,047)
Changes in assets and liabilities:
Accounts receivable	156,555	182,377
Natural gas and natural gas liquids in storage	(43,351)	(147,199)
Accounts payable	(111,186)	82,743
Commodity imbalances, net	(33,214)	(49,274)
Settlement of exit activities liabilities	(38,627)	(6,143)
Accrued interest	(6,390)	17,462
Accrued taxes other than income	66,083	27,417
Other assets and liabilities, net	(3,852)	(2,395)
Cash provided by operating activities	870,539	1,021,546
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(1,204,386)	(1,597,820)
Acquisitions	(14,000)	(304,889)
Contributions to unconsolidated affiliates	(1,063)	(4,558)
Distributions received from unconsolidated affiliates	24,925	24,891
Proceeds from sale of assets	2,388	1,685
Cash used in investing activities	(1,192,136)	(1,880,691)
Financing activities
Borrowing (repayment) of notes payable, net	(564,462)	(254,841)
Issuance of ONE Gas, Inc. debt, net of discounts	1,199,994	—
Issuance of long-term debt, net of discounts	—	1,247,822
ONE Gas, Inc. long-term debt financing costs	(9,663)	—
Long-term debt financing costs	—	(10,217)
Repayment of long-term debt	(555,768)	(5,802)
Issuance of common stock	12,908	8,538
Issuance of common units, net of issuance costs	947,472	569,246
Dividends paid	(321,051)	(226,349)
Cash of ONE Gas, Inc. at separation	(60,000)	—
Distributions to noncontrolling interests	(325,158)	(273,346)
Cash provided by financing activities	324,272	1,055,051
Change in cash and cash equivalents	2,675	195,906
Change in cash and cash equivalents included in discontinued operations	3,163	1,358
Change in cash and cash equivalents included in continuing operations	5,838	197,264
Cash and cash equivalents at beginning of period	145,565	579,578
Cash and cash equivalents at end of period	$151,403	$776,842
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ONEOK Shareholders’ Equity
(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)
	(Shares)	(Thousands of dollars)
January 1, 2014	245,811,180	$2,458	$1,433,600	$(121,987)
Net income	—	—	—	—
Other comprehensive income (loss)	—	—	—	10,942
Common stock issued	—	—	(20,397)	—
Common stock dividends - $1.535 per share	—	—	—	—
Issuance of common units of ONEOK Partners	—	—	138,310	—
Distribution of ONE Gas to shareholders (Note B)	—	—	—	3,389
Distributions to noncontrolling interests	—	—	—	—
Other	—	—	(36,355)	—
September 30, 2014	245,811,180	$2,458	$1,515,158	$(107,656)
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Continued)
	ONEOK Shareholders’ Equity
(Unaudited)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2014	$2,020,815	$(997,035)	$2,507,329	$4,845,180
Net income	219,563	—	241,980	461,543
Other comprehensive income (loss)	—	—	(27,336)	(16,394)
Common stock issued	—	40,058	—	19,661
Common stock dividends - $1.535 per share	(321,051)	—	—	(321,051)
Issuance of common units of ONEOK Partners	—	—	739,348	877,658
Distribution of ONE Gas to shareholders (Note B)	(1,749,078)	—	—	(1,745,689)
Distributions to noncontrolling interests	—	—	(325,158)	(325,158)
Other	—	—	—	(36,355)
September 30, 2014	$170,249	$(956,977)	$3,136,163	$3,759,395

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Organization and Nature of Operations - We are the sole general partner and own limited partner units of ONEOK Partners (NYSE: OKS), which together represent an aggregate 38.3 percent interest in ONEOK Partners at September 30, 2014. On January 31, 2014, we completed the separation of our natural gas distribution business into a stand-alone publicly traded company called ONE Gas (NYSE: OGS). On March 31, 2014, we completed the accelerated wind down of our energy services business. The results of operations for our former natural gas distribution and energy services businesses have been classified as discontinued operations for all periods presented. Following the ONE Gas separation and wind down of our energy services business, our primary source of income and cash flow is generated from our investment in ONEOK Partners. See Note B for additional information.

Unless indicated otherwise, the information in the Notes to the Consolidated Financial Statements relates to our continuing operations.

Change in Reportable Segments - Following the separation of our natural gas distribution business into ONE Gas and wind down of our energy services business, our chief operating decision maker reviews the financial performance of each of the three businesses of ONEOK Partners on a regular basis to assess the performance of, and allocate resources to, ONEOK Partners. As a result, our reportable segments have changed effective for the first quarter 2014 to reflect the three business segments of ONEOK Partners, which include the following:

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

Recently Issued Accounting Standards Update - In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which alters the definition of a discontinued operation to include only asset disposals that represent a strategic shift with a major effect on an entity's operations and financial results.  The amendments also require more extensive disclosures about a discontinued operation’s assets, liabilities, income, expenses and cash flows. This guidance will be effective for interim and annual periods for all assets that are disposed of or classified as being held for sale in fiscal years that begin on or after December 15, 2014. We will adopt this guidance beginning in the first quarter 2015, and it could impact us in the future if we dispose of any individually significant components.

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

In August 2014, the FASB issued ASU 2014-15, “Going Concern,” which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The standard applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We will adopt this guidance beginning in the first quarter 2017, and we do not expect it to materially impact us.

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

Wind Down of Energy Services Business - On March 31, 2014, we completed the accelerated wind down of our former energy services business. We executed an agreement in the first quarter 2014 to release a nonaffiliated, third-party natural gas storage contract to a third party, resulting in a noncash charge of $1.7 million. All of the remaining natural gas transportation and storage contracts not previously released or assigned expired on their own terms on or before March 31, 2014. Our energy services business continued to serve its contracted premium-services customers until these remaining contracts expired on or before March 31, 2014. Our energy services business was classified as discontinued operations, effective at the close of business March 31, 2014, when substantially all operations ceased.

The following table summarizes the change in our liability related to released capacity contracts for the period indicated:

Nine Months Ended
September 30, 2014
(Millions of dollars)
Beginning balance	$122.0
Noncash charges	1.7
Settlements	(38.6)
Accretion	1.5
Ending balance	$86.6

We expect future cash payments associated with previously released transportation and storage capacity from the wind down of our energy services business on an after-tax basis to be approximately $53 million, with approximately $8 million to be paid in the remainder of 2014, $23 million in 2015, $11 million in 2016 and $11 million over the period 2017 through 2023.

Results of Operations of Discontinued Operations - The results of operations for our former natural gas distribution and energy services businesses have been reported as discontinued operations for all periods presented. The tables below provide selected financial information reported in discontinued operations in the Consolidated Statements of Income:

	Three Months Ended				Nine Months Ended
	September 30, 2014				September 30, 2014
	Natural Gas Distribution	Energy Services		Total	Natural Gas Distribution		Energy Services	Total
	(Thousands of dollars)
Revenues	$—	$—		$—	$287,249		$353,404	$640,653
Cost of sales and fuel	—	—		—	190,893		364,648	555,541
Net margin	—	—		—	96,356		(11,244)	85,112
Operating costs	—	142	(b)	142	60,847	(a)	4,664	65,511
Depreciation and amortization	—	—		—	11,035		319	11,354
Operating income (loss)	—	(142)		(142)	24,474		(16,227)	8,247
Other income (expense), net	—	—		—	(888)		(7)	(895)
Interest expense, net	—	—		—	(4,592)		(413)	(5,005)
Income taxes	—	(29)		(29)	(16,415)		7,662	(8,753)
Income (loss) from discontinued operations, net	$—	$(171)		$(171)	$2,579		$(8,985)	$(6,406)
(a) - Includes approximately $23.0 million for the nine months ended September 30, 2014, of costs related to the ONE Gas separation.
(b) - Represents primarily accretion expense.

	Three Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2013
	Natural Gas Distribution	Energy Services	Total	Natural Gas Distribution	Energy Services	Total
	(Thousands of dollars)
Revenues	$219,723	$298,145	$517,868	$1,167,260	$1,128,324	$2,295,584
Cost of sales and fuel	60,492	320,411	380,903	577,912	1,287,731	1,865,643
Net margin	159,231	(22,266)	136,965	589,348	(159,407)	429,941
Operating costs	103,682	2,178	105,860	321,467	10,545	332,012
Depreciation and amortization	32,347	70	32,417	100,118	209	100,327
Operating income (loss)	23,202	(24,514)	(1,312)	167,763	(170,161)	(2,398)
Other income (expense), net	1,354	41	1,395	1,929	86	2,015
Interest expense, net	(15,233)	(488)	(15,721)	(45,702)	(1,581)	(47,283)
Income taxes	(3,571)	9,083	5,512	(44,372)	62,832	18,460
Income (loss) from discontinued operations, net	$5,752	$(15,878)	$(10,126)	$79,618	$(108,824)	$(29,206)

Prior to the ONE Gas separation, natural gas sales and transportation and storage services provided to our former natural gas distribution business by ONEOK Partners were $17.7 million for the three months ended September 30, 2013, and $7.5 million and $45.8 million for the nine months ended September 30, 2014 and 2013, respectively. Prior to February 1, 2014, these revenues and related costs were eliminated in consolidation. Beginning February 1, 2014, these revenues represent third-party transactions with ONE Gas and are not eliminated in consolidation, as such sales and services have continued subsequent to the separation and are expected to continue in future periods.

Prior to the completion of the energy services wind down, natural gas sales and transportation and storage services provided to our energy services business by ONEOK Partners were $63.6 million for the three months ended September 30, 2013, and $46.0 million and $209.5 million for the nine months ended September 30, 2014 and 2013, respectively. While these transactions were eliminated in consolidation in previous periods, they are reflected now as affiliate transactions and not eliminated in consolidation as these transactions have continued with third parties.

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

At September 30, 2014, the major classes of assets and liabilities in discontinued operations related to our former energy services business. These amounts consisted of current assets, which included income taxes receivable of $43.8 million and deferred tax assets of $12.4 million; noncurrent assets, which included deferred tax assets of $25.7 million; current liabilities, which included capacity release obligations of $43.5 million and deferred tax liabilities of $11.7 million; and noncurrent liabilities, which included $43.1 million of noncurrent capacity release obligations.

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

While many of the contracts in ONEOK Partners’ portfolio are executed in liquid markets where price transparency exists, some contracts are executed in markets for which market prices may exist, but the market may be relatively inactive.  This results in limited price transparency that requires management’s judgment and assumptions to estimate fair values.  For certain transactions, ONEOK Partners utilizes modeling techniques using NYMEX-settled pricing data and implied forward LIBOR curves. Inputs into ONEOK Partners’ fair value estimates include commodity-exchange prices, over-the-counter quotes, historical correlations of pricing data and LIBOR and other liquid money-market instrument rates.  ONEOK Partners also utilizes internally developed basis curves that incorporate observable and unobservable market data.  ONEOK Partners validates its valuation inputs with third-party information and settlement prices from other sources, where available.

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

	September 30, 2014
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Assets
Derivatives
Commodity contracts
Financial contracts	$9,093	$439	$—	$9,532	$(3,004)	$6,528
Physical contracts	—	—	2,900	2,900	(329)	2,571
Interest-rate contracts	—	20,962	—	20,962	—	20,962
Total derivatives	9,093	21,401	2,900	33,394	(3,333)	30,061
Available-for-sale investment securities (c)	1,599	—	—	1,599	—	1,599
Total assets	$10,692	$21,401	$2,900	$34,993	$(3,333)	$31,660
Liabilities
Derivatives
Commodity contracts
Financial contracts	$(83)	$—	$(2,921)	$(3,004)	$3,004	$—
Physical contracts	—	—	(683)	(683)	329	(354)
Interest-rate contracts	—	(23,308)	—	(23,308)	—	(23,308)
Total liabilities	$(83)	$(23,308)	$(3,604)	$(26,995)	$3,333	$(23,662)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis.  ONEOK Partners nets derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and ONEOK Partners.  At September 30, 2014, we and ONEOK Partners had no cash collateral held or posted.
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
(b) - Included in other current assets, other assets or other current liabilities in our Consolidated Balance Sheets.
(c) - Available-for-sale investment securities represent assets of ONEOK.

The following table sets forth the reconciliation of our Level 3 fair value measurements for our continuing operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative Assets (Liabilities)	2014	2013	2014	2013
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$(1,313)	$7,682	$(782)	$(2,423)
Total realized/unrealized gains (losses):
Included in earnings (a)	207	—	(688)	—
Included in other comprehensive income (loss)	402	(7,181)	(2,968)	2,924
Purchases, issuances and settlements	—	—	3,734	—
Net assets (liabilities) at end of period	$(704)	$501	$(704)	$501
(a) - Reported in commodity sales revenues in our Consolidated Statements of Income.

Realized/unrealized gains (losses) include the realization of ONEOK Partners’ derivative contracts through maturity. During the three and nine months ended September 30, 2014 and 2013, gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the end of the period were not material.

ONEOK Partners recognizes transfers into and out of the levels in the fair value hierarchy as of the end of each reporting period.  During the three and nine months ended September 30, 2014 and 2013, there were no transfers between levels.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $7.9 billion and $8.2 billion at September 30, 2014, and December 31, 2013, respectively.  The book value of long-term debt, including current maturities, was $7.2 billion and $7.8 billion at September 30, 2014, and December 31, 2013, respectively.  The estimated fair value of the aggregate of ONEOK’s and ONEOK Partners’ senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities.  The estimated fair value of our consolidated long-term debt is classified as Level 2.

During the three months ended September 30, 2014, ONEOK Partners recorded a noncash impairment to its equity investment in Bighorn Gas Gathering. The valuation of this investment required use of significant unobservable inputs. ONEOK Partners used an income approach to estimate the fair value of its investment. ONEOK Partners’ discounted cash flow analysis included the following inputs that are not readily available: a discount rate reflective of its cost of capital and estimated contract rates, volumes, operating and maintenance costs and capital expenditures. The estimated fair value of this investment is classified as Level 3. See Note K for additional information about ONEOK Partners’ investment in Bighorn Gas Gathering and the impairment charge.

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

Commodity-price risk - ONEOK Partners is exposed to the risk of loss in cash flows and future earnings arising from adverse changes in the price of natural gas, NGLs, crude oil and condensate.  ONEOK Partners uses the following commodity derivatives instruments to mitigate the commodity-price risk associated with a portion of the forecasted sales of these commodities:

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

The Natural Gas Liquids segment is exposed to basis risk primarily as a result of the relative value of NGL purchases at one location and sales at another location. To a lesser extent, ONEOK Partners is exposed to commodity-price risk resulting from the relative values of the various NGL products to each other, NGLs in storage and the relative value of NGLs to natural gas. ONEOK Partners utilizes physical-forward contracts to reduce the impact of price fluctuations related to NGLs. At September 30, 2014, and December 31, 2013, there were no financial derivative instruments used in ONEOK Partners’ natural gas liquids operations.

The Natural Gas Pipelines segment is exposed to commodity-price risk because its intrastate and interstate natural gas pipelines retain natural gas from its customers for operations or as part of its fee for services provided. When the amount of natural gas consumed as fuel in operations by these pipelines differs from the amount provided by its customers, ONEOK Partners’ pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose it to commodity-price risk depending on the regulatory treatment for this activity. To the extent that commodity-price risk in the Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, ONEOK Partners uses physical-forward sales or purchases to reduce the impact of price fluctuations related to natural gas. At September 30, 2014, and December 31, 2013, there were no financial derivative instruments used in ONEOK Partners’ natural gas pipeline operations.

Interest-rate risk - We and ONEOK Partners manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At September 30, 2014, ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $900 million that have been designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued, of which $400 million have settlement dates greater than 12 months.

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

Fair Values of Derivative Instruments - See Note C for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of derivative instruments for our continuing operations for the periods indicated:

	September 30, 2014		December 31, 2013
	Assets (a)	(Liabilities) (a)	Assets (a)	(Liabilities) (a)
	(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	$9,532	$(3,004)	$6,469	$(5,107)
Physical contracts	2,554	(608)	1,064	(3,463)
Interest-rate contracts	20,962	(23,308)	54,503	—
Total derivatives designated as hedging instruments	33,048	(26,920)	62,036	(8,570)
Derivatives not designated as hedging instruments
Commodity contracts
Physical contracts	346	(75)	959	—
Total derivatives not designated as hedging instruments	346	(75)	959	—
Total derivatives	$33,394	$(26,995)	$62,995	$(8,570)
(a) - Included on a net basis in other current assets, other assets or other current liabilities on our Consolidated Balance Sheets.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments for our continuing operations for the periods indicated:

		September 30, 2014		December 31, 2013
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures and swaps	—	(31.2)	—	(48.1)
- Crude oil and NGLs (MMbbl)	Futures, forwards and swaps	—	(1.7)	—	(4.0)
Basis
- Natural gas (Bcf)	Futures and swaps	—	(31.2)	—	(48.1)
Interest-rate contracts (Millions of dollars)	Forward-starting swaps	$900.0	$—	$400.0	$—

These notional quantities are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and consequently do not reflect ONEOK Partners’ actual exposure to market or credit risk.

Cash Flow Hedges - Accumulated other comprehensive income (loss) at September 30, 2014, includes gains of approximately $1.5 million, net of tax, related to ONEOK Partners’ commodity derivative instruments that will be recognized within the next 15 months as the forecasted transactions affect earnings.  If prices remain at current levels, we will recognize $1.3 million in net gains over the next 12 months and net gains of $0.2 million thereafter.  The amount deferred in accumulated other comprehensive income (loss) attributable to our and ONEOK Partners’ settled interest-rate swaps is a loss of $38.6 million, net of tax, which will be recognized over the life of the long-term, fixed-rate debt. We expect that losses of $4.8 million will be reclassified into earnings during the next 12 months as the hedged items affect earnings. The remaining amounts in accumulated other comprehensive income (loss) are attributable primarily to ONEOK Partners’ forward-starting interest-rate swaps with future settlement dates, which will be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of ONEOK Partners’ debt.

The following table sets forth the effects of cash flow hedges recognized in other comprehensive income (loss) for our continuing operations for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Thousands of dollars)
Commodity contracts	$17,133	$(10,317)	$(24,743)	$3,060
Interest-rate contracts	(9,755)	6,721	(56,849)	35,726
Total unrealized gain (loss) recognized in other comprehensive income (loss) on derivatives(effective portion)	$7,378	$(3,596)	$(81,592)	$38,786

The following table sets forth the effect of cash flow hedges on our Consolidated Statements of Income for our continuing operations for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Effective Portion)	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2014	2013	2014	2013
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues	$(355)	$361	$(31,961)	$4,172
Interest-rate contracts	Interest expense	(3,525)	(3,696)	(18,372)	(10,840)
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income on derivatives (effective portion)		$(3,880)	$(3,335)	$(50,333)	$(6,668)

Ineffectiveness related to our and ONEOK Partners’ cash flow hedges was not material for the three and nine months ended September 30, 2014 and 2013.  In the event that it becomes probable that a forecasted transaction will not occur, ONEOK Partners will discontinue cash flow hedge treatment, which will affect earnings.

For the nine months ended September 30, 2014, we reclassified losses of $4.6 million, net of taxes of $3.1 million, to interest expense from accumulated other comprehensive income (loss) due to the discontinuance of cash flow hedge treatment from the de-designation of interest-rate swaps related to the early retirement of long-term debt. See Note F for additional information. There were no gains or losses due to the discontinuance of cash flow hedge treatment during the three months ended September 30, 2014, and the three and nine months ended September 30, 2013.

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

Some of ONEOK Partners’ financial derivative instruments contain provisions that require it to maintain an investment-grade credit rating from S&P and/or Moody’s.  If ONEOK Partners’ credit ratings on senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk in a net liability position at September 30, 2014.

The counterparties to ONEOK Partners’ derivative contracts consist primarily of major energy companies, financial institutions and commercial and industrial end users.  This concentration of counterparties may affect ONEOK Partners’ overall exposure to credit risk, either positively or negatively, in that the counterparties may be affected similarly by changes in economic, regulatory or other conditions.  Based on ONEOK Partners’ policies, exposures, credit and other reserves, it does not anticipate a material adverse effect on its financial position or results of operations as a result of counterparty nonperformance.

E.	CREDIT FACILITIES AND SHORT-TERM NOTES PAYABLE

ONEOK Credit Agreement - The ONEOK Credit Agreement, which was amended and restated effective on January 31, 2014, and expires in January 2019, is a $300 million revolving credit facility and contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to Consolidated EBITDA (EBITDA, as defined in our ONEOK Credit Agreement) of no more than 4.0 to 1. Upon breach of certain covenants by us in the ONEOK Credit Agreement, amounts outstanding under the ONEOK Credit Agreement, if any, may become due and payable immediately. At September 30, 2014, ONEOK’s ratio of indebtedness to Consolidated EBITDA was 1.9 to 1, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement. As a result of a reduction in the borrowing capacity of the ONEOK Credit Agreement, we wrote off approximately $2.9 million in interest expense of previously deferred credit agreement issuance costs in the first quarter 2014.

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

In February 2014, we repaid all amounts outstanding under our commercial paper program, with a portion of the proceeds received from ONE Gas in connection with the separation, and terminated the program. See Note F for additional information. At September 30, 2014, ONEOK had $2.1 million in letters of credit issued and no borrowings under the ONEOK Credit Agreement.

ONEOK Partners Credit Agreement - The amount of short-term borrowings authorized by ONEOK Partners GP’s Board of Directors is $2.5 billion. At September 30, 2014, ONEOK Partners had no commercial paper outstanding, $14.0 million in letters of credit issued and no borrowings under the ONEOK Partners Credit Agreement.

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

The ONEOK Partners Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters.  As a result of a pipeline acquisition ONEOK Partners completed in the first quarter 2014, the allowable ratio of indebtedness to adjusted EBITDA increased to 5.5 to 1 through the third quarter 2014. Upon breach of certain covenants by ONEOK Partners in the ONEOK Partners Credit Agreement, amounts outstanding under the ONEOK Partners Credit Agreement, if any, may become due and payable immediately.  At September 30, 2014, its ratio of indebtedness to adjusted EBITDA was 3.4 to 1, and ONEOK Partners was in compliance with all covenants under the ONEOK Partners Credit Agreement.

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

ONE Gas made a cash payment to us of approximately $1.13 billion from the proceeds of this offering. In February 2014, we retired approximately $152.5 million of the 4.25 percent senior notes due in 2022 through a tender offer. The total amount paid was approximately $150 million. In February 2014, we called our $400 million, 5.2 percent senior notes due in 2015. The full repayment occurred in March 2014 and totaled $430.1 million, including accrued but unpaid interest to the redemption date. We recorded a loss on extinguishment of $24.8 million related to the debt retirements, which is included in other expense in our Consolidated Statements of Income.

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

The following table sets forth the changes in equity attributable to us and our noncontrolling interests, including other comprehensive income, net of tax, for the periods indicated:

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
	ONEOK Shareholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity	ONEOK Shareholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
Beginning balance	$656,425	$3,136,906	$3,793,331	$2,085,349	$2,089,007	$4,174,356
Net income	64,458	49,823	114,281	62,356	85,342	147,698
Other comprehensive income (loss)	5,471	6,172	11,643	(7,522)	(1,964)	(9,486)
Common stock issued	5,757	—	5,757	4,142	—	4,142
Common stock dividends	(121,367)	—	(121,367)	(78,367)	—	(78,367)
Issuance of common units of ONEOK Partners	11,185	62,078	73,263	81,502	420,391	501,893
Distribution of ONE Gas to shareholders	1,735	—	1,735	—	—	—
Distributions to noncontrolling interests	—	(118,816)	(118,816)	—	(91,824)	(91,824)
Other	(432)	—	(432)	42,234	—	42,234
Ending balance	$623,232	$3,136,163	$3,759,395	$2,189,694	$2,500,952	$4,690,646

	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013
	ONEOK Shareholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity	ONEOK Shareholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
Beginning balance	$2,337,851	$2,507,329	$4,845,180	$2,129,609	$2,102,841	$4,232,450
Net income	219,563	241,980	461,543	175,796	217,102	392,898
Other comprehensive income (loss)	10,942	(27,336)	(16,394)	(2,694)	22,612	19,918
Common stock issued	19,661	—	19,661	11,892	—	11,892
Common stock dividends	(321,051)	—	(321,051)	(226,349)	—	(226,349)
Issuance of common units of ONEOK Partners	138,310	739,348	877,658	84,458	431,743	516,201
Distribution of ONE Gas to shareholders	(1,745,689)	—	(1,745,689)	—	—	—
Distributions to noncontrolling interests	—	(325,158)	(325,158)	—	(273,346)	(273,346)
Other	(36,355)	—	(36,355)	16,982	—	16,982
Ending balance	$623,232	$3,136,163	$3,759,395	$2,189,694	$2,500,952	$4,690,646

Dividends - Dividends paid on our common stock to shareholders of record at the close of business on February 10, 2014, April 30, 2014, and August 14, 2014, were $0.40 per share, $0.56 per share and $0.575 per share, respectively.  A dividend of $0.59 per share was declared for shareholders of record at the close of business on November 3, 2014, payable November 14, 2014.

See Note L for a discussion of ONEOK Partners’ issuance of common units and distributions to noncontrolling interests.

H.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the balance in accumulated other comprehensive income (loss) for the period indicated:

	Unrealized Gains (Losses) on Energy Marketing and Risk-Management Assets/Liabilities (a)	Unrealized Holding Gains (Losses) on Investment Securities (a)	Pension and Postretirement Benefit Plan Obligations (a)	Accumulated Other Comprehensive Income (Loss) (a)
	(Thousands of dollars)
January 1, 2014	$(43,168)	$857	$(79,676)	$(121,987)
Other comprehensive income (loss) before reclassifications	(20,717)	(6)	(79)	(20,802)
Amounts reclassified from accumulated other comprehensive income (loss)	23,596	—	8,148	31,744
Other comprehensive income (loss) attributable to ONEOK	2,879	(6)	8,069	10,942
Transfer to ONE Gas	—	—	3,389	3,389
September 30, 2014	$(40,289)	$851	$(68,218)	$(107,656)
(a) All amounts are presented net of tax.

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) on our Consolidated Statements of Income for the periods indicated:

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended		Nine Months Ended		Affected Line Item in the Consolidated Statements of Income
	September 30,		September 30,
	2014	2013	2014	2013
	(Thousands of dollars)
Unrealized (gains) losses on energy marketing and risk-management assets/liabilities
Commodity contracts	$355	$(361)	$31,961	$(4,172)	Commodity sales revenues
Interest-rate contracts	3,525	3,696	18,372	10,840	Interest expense
	3,880	3,335	50,333	6,668	Income before income taxes
	(748)	(781)	(9,845)	(1,836)	Income tax expense
	3,132	2,554	40,488	4,832	Income from continuing operations
	—	(1,765)	7,682	(138)	Income (loss) from discontinued operations
	3,132	789	48,170	4,694	Net income
Noncontrolling interest	1,928	1,317	24,574	1,923	Less: Net income attributable to noncontrolling interest
	$1,204	$(528)	$23,596	$2,771	Net income (loss) attributable to ONEOK

Pension and postretirement benefit plan obligations (a)
Amortization of net loss	$4,009	$5,078	$11,936	$15,234
Amortization of unrecognized prior service cost	(368)	(113)	(1,102)	(339)
Amortization of unrecognized net asset at adoption	—	7	—	21
	3,641	4,972	10,834	14,916	Income before income taxes
	(1,456)	(1,924)	(4,334)	(5,770)	Income tax expense
	2,185	3,048	6,500	9,146	Income from continuing operations
	—	8,379	1,648	25,381	Income from discontinued operations
	$2,185	$11,427	$8,148	$34,527	Net income attributable to ONEOK

Total reclassifications for the period attributable to ONEOK	$3,389	$10,899	$31,744	$37,298	Net income attributable to ONEOK
(a) These components of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost. See Note J for additional detail of our net periodic benefit cost.

I.	EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended September 30, 2014
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$64,629	209,489	$0.31
Diluted EPS from continuing operations
Effect of dilutive securities	—	1,270
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$64,629	210,759	$0.31

	Three Months Ended September 30, 2013
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$72,482	206,235	$0.35
Diluted EPS from continuing operations
Effect of dilutive securities	—	3,658
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$72,482	209,893	$0.35

	Nine Months Ended September 30, 2014
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$225,969	209,341	$1.08
Diluted EPS from continuing operations
Effect of dilutive securities	—	1,141
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$225,969	210,482	$1.07

	Nine Months Ended September 30, 2013
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$205,002	205,952	$1.00
Diluted EPS from continuing operations
Effect of dilutive securities	—	3,456
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$205,002	209,408	$0.98

J.	EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and postretirement benefit plans for our continuing operations for the periods indicated:

	Pension Benefits		Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$1,784	$1,532	$5,429	$4,596
Interest cost	4,488	3,906	13,744	11,718
Expected return on assets	(4,775)	(4,969)	(14,644)	(14,907)
Amortization of unrecognized prior service cost	48	58	144	174
Amortization of net loss	3,798	4,755	11,309	14,265
Other	16	—	136	—
Net periodic benefit cost	$5,359	$5,282	$16,118	$15,846

	Postretirement Benefits		Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$175	$118	$533	$354
Interest cost	603	298	1,825	894
Expected return on assets	(513)	(314)	(1,623)	(942)
Amortization of unrecognized net asset at adoption	—	7	—	21
Amortization of unrecognized prior service cost	(416)	(171)	(1,246)	(513)
Amortization of net loss	211	323	627	969
Other	—	—	(2)	—
Net periodic benefit cost	$60	$261	$114	$783

K.	UNCONSOLIDATED AFFILIATES

Equity Earnings from Investments - The following table sets forth ONEOK Partners’ equity earnings (losses) from investments for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Thousands of dollars)
Share of investee earnings (loss)
Northern Border Pipeline	$14,371	$16,464	$53,657	$48,133
Overland Pass Pipeline Company	3,856	5,783	12,708	14,210
Fort Union Gas Gathering	4,169	2,946	12,578	9,895
Bighorn Gas Gathering (a)	(23,472)	559	(24,745)	1,897
Other	2,150	1,716	5,970	5,609
Total share of investee earnings	1,074	27,468	60,168	79,744
Impairment of investment in Bighorn Gas Gathering	(53,421)	—	(53,421)	—
Equity earnings (loss) from investments	$(52,347)	$27,468	$6,747	$79,744
(a) Includes proportionate share of investee impairment of long-lived assets charge of $23.0 million.

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of ONEOK Partners’ unconsolidated affiliates for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Thousands of dollars)
Income Statement
Operating revenues	$126,218	$131,959	$403,006	$391,912
Operating expenses (a)	$123,620	$63,971	$247,169	$189,366
Net income (loss) (a)	$(5,119)	$61,630	$134,432	$185,580

Distributions paid to ONEOK Partners	$31,574	$34,409	$109,223	$103,913
(a) - Includes long-lived asset impairment charge on Bighorn Gas Gathering.

ONEOK Partners incurred expenses in transactions with unconsolidated affiliates of $15.0 million and $15.9 million for the three months ended September 30, 2014 and 2013, respectively, and $43.5 million and $36.3 million for the nine months ended September 30, 2014 and 2013, respectively, primarily related to Overland Pass Pipeline Company and Northern Border

Pipeline Company, which are included in cost of sales and fuel in our Consolidated Statements of Income. Accounts payable to ONEOK Partners’ equity method investees at September 30, 2014, and December 31, 2013, were not material.

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

During 2014 through the third quarter, the volumes gathered on the Bighorn Gas Gathering system declined at a rate greater than in prior periods and greater than expected. Due to these additional declines in volumes, Bighorn Gas Gathering recorded an impairment of its underlying assets in September 2014, when the operator determined that the volume decline was other than temporary. As a result of these developments, ONEOK Partners reviewed its equity method investment in Bighorn Gas Gathering for impairment as of September 30, 2014. ONEOK Partners recorded noncash impairment charges of $76.4 million related to Bighorn Gas Gathering. The noncash impairment charges are included in equity earnings (loss) from investments in our accompanying Consolidated Statements of Income. The remaining net book value of ONEOK Partners’ equity method investment in Bighorn Gas Gathering is $8.8 million, and no equity method goodwill remains.

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

ONEOK Partners has an “at-the-market” equity program for the offer and sale from time to time of its common units. The program allows ONEOK Partners to offer and sell its common units at prices ONEOK Partners deems appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions, or as otherwise agreed to between ONEOK Partners and the sales agent. ONEOK Partners is under no obligation to offer and sell common units under the program.

During the three months ended September 30, 2014, ONEOK Partners sold approximately 1.4 million common units through the “at-the-market” equity program. The net proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in ONEOK Partners, were approximately $81.3 million, which were used for general partnership purposes.

During the nine months ended September 30, 2014, ONEOK Partners sold approximately 4.4 million common units through this program. The net proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $245.4 million, which were used for general partnership purposes.

As a result of these transactions, our aggregate ownership interest in ONEOK Partners decreased to 38.3 percent at September 30, 2014, from 41.2 percent at December 31, 2013.

In August 2013, ONEOK Partners completed an underwritten public offering of 11.5 million common units at a public offering price of $49.61 per common unit, generating net proceeds of approximately $553.4 million. In conjunction with this issuance, we contributed approximately $11.6 million in order to maintain our 2 percent general partner interest in ONEOK Partners. ONEOK Partners used a portion of the proceeds from its August 2013 equity issuance to repay amounts outstanding under its commercial paper program, and the balance was used for general partnership purposes.

During the three months ended March 31, 2013, ONEOK Partners sold 300,000 common units through the “at-the-market” program that resulted in net proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, of approximately $16.3 million and used the proceeds for general partnership purposes. There were no common units sold through this program in the second or third quarter 2013.

We account for the difference between the carrying amount of our investment in ONEOK Partners and the underlying book value arising from issuance of common units by ONEOK Partners as an equity transaction.  If ONEOK Partners issues common units at a price different than our carrying value per unit, we account for the premium or deficiency as an adjustment to paid-in capital. As a result of ONEOK Partners’ issuance of common units, we recognized an increase to paid-in capital of approximately $138.3 million, net of taxes, for the nine months ended September 30, 2014.

Ownership Interest in ONEOK Partners - Our ownership interest in ONEOK Partners is shown in the table below at September 30, 2014:

General partner interest	2.0%
Limited partner interest (a)	36.3%
Total ownership interest	38.3%
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

In October 2014, a cash distribution of $0.775 per unit ($3.10 per unit on an annualized basis), an increase of 1.5 cents from the previous quarter, was declared for the third quarter 2014 and will be paid on November 14, 2014, to unitholders of record at the close of business on November 3, 2014.

The following table shows ONEOK Partners’ distributions paid in the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Thousands, except per unit amounts)
Distribution per unit	$0.760	$0.720	$2.235	$2.145

General partner distributions	$5,501	$4,512	$15,361	$13,399
Incentive distributions	80,381	62,634	220,547	184,647
Distributions to general partner	85,882	67,146	235,908	198,046
Limited partner distributions to ONEOK	70,519	66,807	207,381	199,031
Limited partner distributions to noncontrolling interest	118,644	91,676	324,805	272,904
Total distributions paid	$275,045	$225,629	$768,094	$669,981

The following table shows ONEOK Partners’ distributions declared for the periods indicated and paid within 45 days of the end of the period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Thousands, except per unit amounts)
Distribution per unit	$0.775	$0.725	$2.280	$2.160

General partner distributions	$5,683	$4,795	$16,195	$13,776
Incentive distributions	84,452	67,017	236,744	191,226
Distributions to general partner	90,135	71,812	252,939	205,002
Limited partner distributions to ONEOK	71,911	67,271	211,557	200,422
Limited partner distributions to noncontrolling interest	122,105	100,650	345,255	283,365
Total distributions declared	$284,151	$239,733	$809,751	$688,789

West Texas LPG Acquisition - In October 2014, ONEOK Partners announced that it has agreed to acquire an 80 percent interest in the West Texas LPG Limited Partnership (West Texas LPG) and 100 percent interest in the Mesquite Pipeline (Mesquite) from affiliates of Chevron Corporation for approximately $800 million, subject to customary post-closing adjustments. Closing is subject to customary conditions, including antitrust clearance from the Federal Trade Commission under the Hart-Scott-Rodino Act. Following the closing of the transaction, ONEOK Partners will be the operator of both pipelines. Financing to close this transaction is expected to come from ONEOK Partners’ available cash on hand or borrowing under its existing $1.7 billion commercial paper program or its existing $1.7 billion credit facility. We expect to account for this transaction using the acquisition method of accounting, which requires, among other things, that the asset acquired and liabilities assumed, which could include intangible assets and goodwill, be recognized on the balance sheet at their fair values as of the acquisition date.

The West Texas LPG and Mesquite systems consist of approximately 2,600 miles of NGL gathering pipelines extending from the Permian Basin in southeastern New Mexico to East Texas and Mont Belvieu, Texas. The West Texas LPG and Mesquite systems are expected to provide ONEOK Partners additional fee-based earnings and its NGL infrastructure with access to a new NGL supply basin. The pipelines are expected to initially add an additional 230,000 bpd of unfractionated NGLs to ONEOK Partners’ expanding NGL systems. The West Texas LPG and Mesquite pipelines access NGL supply from producers actively developing the Delaware, Midland and Central Basins in the Permian Basin, in addition to the Barnett Shale, East Texas and north Louisiana regions.

Sage Creek Acquisition - On September 30, 2013, ONEOK Partners completed the Sage Creek acquisition for $305 million of certain natural gas gathering and processing, and natural gas liquids facilities in Converse and Campbell counties, Wyoming, in the NGL-rich Niobrara Shale formation of the Powder River Basin. The Sage Creek acquisition consists primarily of a 50 MMcf/d natural gas processing facility, the Sage Creek plant, and related natural gas gathering and natural gas liquids infrastructure. Included in the acquisition were supply contracts providing for long-term acreage dedications from producers in the area, which are structured with POP and fee-based contractual terms.

ONEOK Partners accounted for this acquisition as a business combination, which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition-date fair values. ONEOK Partners allocated $152 million to the Natural Gas Gathering and Processing segment, and allocated $153 million to the Natural Gas Liquids Segment. The excess of the purchase price over the fair values of the identifiable assets acquired of $92 million was recorded as goodwill.

Revenues and earnings related to the Sage Creek acquisition are included within the Consolidated Statement of Income since the acquisition dates. Supplemental pro forma revenue and earnings reflecting this acquisition as if it had occurred as of January 1, 2013, are not materially different from the information presented in the accompanying Consolidated Statement of Income and are, therefore, not presented.

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

We provide a variety of services to our affiliates, including cash management and financial services, employee benefits, legal and administrative services by our employees and management, insurance and office space leased in our headquarters building and other field locations.  Where costs are incurred specifically on behalf of an affiliate, the costs are billed directly to the affiliate by us.  In other situations, the costs may be allocated to the affiliates through a variety of methods, depending upon the nature of the expenses and the activities of the affiliates.  Beginning in the second quarter 2014, we allocate substantially all of our general overhead costs to ONEOK Partners as a result of the separation of our natural gas distribution business and the wind down of our energy services business in the first quarter 2014.  For the first quarter 2014 and the three and nine months ended September 30, 2013, it is not practicable to determine what these general overhead costs would have been on a stand-alone basis.

The following table shows ONEOK Partners’ transactions with us for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Thousands of dollars)
Revenues	$—	$81,324	$53,526	$255,298
Expenses
Cost of sales and fuel	$—	$9,562	$10,835	$27,855
Administrative and general expenses	84,221	58,549	240,172	192,906
Total expenses	$84,221	$68,111	$251,007	$220,761

Prior to the ONE Gas separation, ONEOK Partners provided natural gas sales and transportation and storage services to our former natural gas distribution business. Prior to February 1, 2014, these revenues and related costs were eliminated in consolidation. Beginning February 1, 2014, these revenues represent third-party transactions with ONE Gas and are not eliminated in consolidation, as such sales and services have continued subsequent to the separation and are expected to continue in future periods. Prior to the completion of the energy services wind down, ONEOK Partners provided natural gas and natural gas liquids sales and transportation and storage services to our energy services business. While these transactions were eliminated in consolidation in previous periods, they are now reflected as affiliate transactions and not eliminated in consolidation as these transactions have continued with third parties. See Note B for additional detail on these revenues.

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

In June 2013, the Executive Office of the President of the United States (the President) issued the President’s Climate Action Plan, which includes, among other things, plans for further regulatory actions to reduce carbon emissions from various sources. On March 28, 2014, the President released the Climate Action Plan - Strategy to Reduce Methane Emissions (Methane Strategy) that lists a number of actions that the federal agencies will undertake to continue to reduce above-ground methane emissions from several industries, including the oil and natural gas sectors. The proposed measures outlined in the Methane Strategy include, without limitation, the following: collaboration with the states to encourage emission reductions; standards to minimize natural gas venting and flaring on public lands; policy recommendations for reducing emissions from energy infrastructure to increase the performance of the nation’s energy transmission, storage and distribution systems; and continued efforts by PHMSA to require pipeline operators to take steps to eliminate leaks and prevent accidental methane releases and evaluate the progress of states in replacing cast-iron pipelines. The impact of any such proposed regulatory actions on ONEOK Partners’ facilities and operations is unknown. ONEOK Partners continues to monitor these developments and the impact they may have on its business. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a significant impact on its business, financial position, results of operations and cash flows.

The legal responsibility for the environmental conditions at former manufactured natural gas sites in Kansas was transferred from us to ONE Gas on January 31, 2014, upon the completion of the separation. Our expenditures for environmental assessment, mitigation, remediation and compliance prior to the separation were not significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters have had no material effects on earnings or cash flows during the three and nine months ended September 30, 2014 and 2013.

The EPA’s “Tailoring Rule” regulates greenhouse gas emissions at new or modified facilities that meet certain criteria. Affected facilities are required to review best available control technology (BACT), conduct air-quality and impact analysis and public reviews with respect to such emissions.  At current emissions threshold levels, this rule has had a minimal impact on ONEOK Partners’ existing facilities.  In addition, on June 23, 2014, the Supreme Court of the United States, in a case styled, Utility Air Regulatory Group v. EPA, 530 U.S. (2014), held that an industrial facility’s potential to emit greenhouse gas (GHG) emissions alone cannot subject a facility to the permitting requirements for major stationary source provisions of the Clean Air Act. The decision invalidated the EPA’s current Triggering and Tailoring Rule for GHG Prevention of Significant Deterioration (PSD) and Title V requirements as applied to facilities considered major sources only for GHGs. However, the Court also ruled that to the extent a source pursues a capital project (new construction or expansion of existing facility), which otherwise subjects the source to major source PSD permitting for conventional criteria pollutants, the permitting authorities may impose BACT analysis and emission limits for GHGs from those sources. We are in the process of evaluating the effects the decision and related pending judicial proceedings at the lower court level may have on ONEOK Partners’ existing operations and the opportunities it creates for design decisions for new project applications.

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

The rule was most recently amended in September 2013, and a further proposed rule-making was published in July 2014. The EPA has indicated that further amendments may be issued in 2014. Based on the amendments, ONEOK Partners’ understanding of pending stakeholder responses to the NSPS rule and the proposed rule-making, ONEOK Partners does not anticipate a material impact to its anticipated capital, operations and maintenance costs resulting from compliance with the regulation. However, the EPA may issue additional responses, amendments and/or policy guidance on the final rule, which could alter its present expectations. Generally, the NSPS rule will require expenditures for updated emissions controls, monitoring and record-keeping at affected facilities in the crude oil and natural gas industry. ONEOK Partners does not expect these expenditures will have a material impact on its results of operations, financial position or cash flows.

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

Legal Proceedings - Gas Index Pricing Litigation - As previously reported, ONEOK and its subsidiary, ONEOK Energy Services Company L.P. (OESC), along with several other energy companies, are defending multiple lawsuits arising from alleged market manipulation or false reporting of natural gas prices to natural gas-index publications. On April 10, 2013, the United States Court of Appeals for the Ninth Circuit reversed the summary judgments that had been granted in favor of ONEOK, OESC and other unaffiliated defendants in the following cases: Reorganized FLI, Learjet, Arandell, Heartland and NewPage. The Ninth Circuit also reversed the summary judgment that had been granted in favor of OESC on all state law claims asserted in the Sinclair case. ONEOK, OESC and the other unaffiliated defendants filed a Petition for Writ of Certiorari with the United States Supreme Court on August 26, 2013, seeking review of the Ninth Circuit decision. On July 1, 2014, the United States Supreme Court granted the the Petition for Writ of Certiorari. We expect a decision by mid 2015.

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

ONE Gas Separation - In connection with the separation of ONE Gas, we entered into a Separation and Distribution Agreement with ONE Gas, which sets forth the agreements between us regarding the principal transactions necessary to effect the separation, including cross-indemnities between us and ONE Gas. In general, we agreed to indemnify ONE Gas for any liabilities relating to our business following the separation, including ONEOK Partners and our energy services business, and ONE Gas agreed to indemnify us for liabilities relating to the natural gas distribution business. If a liability does not relate to either our remaining business or to ONE Gas, then we and ONE Gas will each be responsible for a portion of such liability.

In addition, we entered into a Transition Services Agreement with ONE Gas. Under this agreement, ONEOK and ONE Gas agreed to provide each other with various services, including services relating to treasury and risk management, accounting, human resources and payroll management, tax compliance, telecommunications services and information technology services.

N.	SEGMENTS

Segment Descriptions - Our reportable business segments are based upon the segments of ONEOK Partners, which include the following:

•	the Natural Gas Gathering and Processing segment gathers, treats and processes natural gas;

•	the Natural Gas Liquids segment gathers, treats, fractionates and transports NGLs and stores, markets and distributes NGL products; and

•	the Natural Gas Pipelines segment operates regulated interstate and intrastate natural gas transmission pipelines and natural gas storage facilities.

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

Following the separation of our natural gas distribution business into ONE Gas and wind down of our energy services business, our chief operating decision maker reviews the financial performance of each of the three businesses of ONEOK Partners on a regular basis to assess the performance of, and allocate resources to, ONEOK Partners. As a result, effective for the first quarter 2014, our reportable segments have changed to reflect the three business segments of ONEOK Partners. Prior periods presented have been recast to conform to the current presentation.

Accounting Policies - We evaluate performance based principally on each segment’s operating income and equity earnings. The accounting policies of the segments are described in Note A of the Notes to Consolidated Financial Statements in our Annual Report.  Affiliate and intersegment sales are recorded on the same basis as sales to unaffiliated customers.  Net margin is comprised of total revenues less cost of sales and fuel.  Cost of sales and fuel includes commodity purchases, fuel, storage and transportation costs. Revenues from sales and services provided by ONEOK Partners to our former natural gas distribution business, which were previously disclosed as intersegment revenues and eliminated in consolidation, are now reported as third-party revenues.

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

For the three and nine months ended September 30, 2014 and 2013, ONEOK Partners had no single customer from which it received 10 percent or more of consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our and ONEOK Partners’ operating segments for the periods indicated:

Three Months Ended	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total
September 30, 2014
	(Thousands of dollars)
Sales to unaffiliated customers	$374,403	$2,667,939	$77,027	$776	$3,120,145
Intersegment revenues	403,399	66,581	2,133	(472,113)	—
Total revenues	$777,802	$2,734,520	$79,160	$(471,337)	$3,120,145
Net margin	$178,171	$282,963	$73,399	$2,408	$536,941
Operating costs	64,279	76,946	27,998	3,272	172,495
Depreciation and amortization	31,327	31,661	10,913	687	74,588
Gain (loss) on sale of assets	324	(535)	1,746	(1)	1,534
Operating income	$82,889	$173,821	$36,234	$(1,552)	$291,392
Equity earnings (loss) from investments	$(71,069)	$4,351	$14,371	$—	$(52,347)
Capital expenditures	$214,917	$153,785	$10,650	$2,833	$382,185
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $190.3 million, of which $170.1 million was related to sales within the segment, net margin of $94.3 million and operating income of $46.4 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $65.2 million, net margin of $57.4 million and operating income of $23.4 million.

Three Months Ended	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations (c)	Total
September 30, 2013
	(Thousands of dollars)
Sales to unaffiliated customers	$162,677	$2,840,108	$50,624	$648	$3,054,057
Sales to affiliated customers	57,400	—	23,924	—	81,324
Intersegment revenues	312,940	34,740	1,330	(349,010)	—
Total revenues	$533,017	$2,874,848	$75,878	$(348,362)	$3,135,381
Net margin	$130,882	$226,242	$69,457	$(2,359)	$424,222
Operating costs	45,074	57,010	23,457	5,460	131,001
Depreciation and amortization	27,356	22,993	10,833	668	61,850
Gain (loss) on sale of assets	31	7	(16)	(1)	21
Operating income	$58,483	$146,246	$35,151	$(8,488)	$231,392
Equity earnings from investments	$4,668	$6,336	$16,464	$—	$27,468
Capital expenditures	$204,542	$230,780	$11,148	$91,017	$537,487
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $147.1 million, of which $130.2 million was related to sales within the segment, net margin of $89.5 million and operating income of $53.4 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $57.5 million, net margin of $52.8 million and operating income of $22.6 million.
(c) - Other and Eliminations includes capital expenditures of discontinued operations of $83.8 million.

Nine Months Ended	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations (c)	Total
September 30, 2014
	(Thousands of dollars)
Sales to unaffiliated customers	$1,095,531	$7,950,930	$247,420	$2,916	$9,296,797
Sales to affiliated customers	41,214	—	12,312	—	53,526
Intersegment revenues	1,126,547	160,712	6,206	(1,293,465)	—
Total revenues	$2,263,292	$8,111,642	$265,938	$(1,290,549)	$9,350,323
Net margin	$486,695	$818,086	$242,359	$(4,092)	$1,543,048
Operating costs	188,489	218,129	82,747	4,263	493,628
Depreciation and amortization	89,612	89,848	32,623	2,046	214,129
Gain (loss) on sale of assets	277	(572)	1,663	165	1,533
Operating income	$208,871	$509,537	$128,652	$(10,236)	$836,824
Equity earnings (loss) from investments	$(60,484)	$13,574	$53,657	$—	$6,747
Investments in unconsolidated affiliates	$253,930	$484,238	$390,341	$—	$1,128,509
Total assets	$4,415,814	$7,337,688	$1,832,368	$726,326	$14,312,196
Noncontrolling interests in consolidated subsidiaries	$4,394	$—	$—	$3,131,769	$3,136,163
Capital expenditures	$506,016	$637,524	$25,987	$34,859	$1,204,386
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $479.4 million, of which $417.0 million was related to sales within the segment, net margin of $263.4 million and operating income of $126.0 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $214.8 million, net margin of $185.5 million and operating income of $84.6 million.
(c) - Other and Eliminations includes assets and capital expenditures of discontinued operations of $84.2 million and $23.9 million, respectively.

Nine Months Ended	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations (c)	Total
September 30, 2013
	(Thousands of dollars)
Sales to unaffiliated customers	$466,631	$7,539,470	$158,960	$1,961	$8,167,022
Sales to affiliated customers	179,636	—	75,662	—	255,298
Intersegment revenues	806,523	91,161	2,327	(900,011)	—
Total revenues	$1,452,790	$7,630,631	$236,949	$(898,050)	$8,422,320
Net margin	$365,436	$632,087	$211,224	$(660)	$1,208,087
Operating costs	141,737	171,076	75,608	9,480	397,901
Depreciation and amortization	76,366	65,033	32,687	1,930	176,016
Gain (loss) on sale of assets	344	10	(12)	(1)	341
Operating income	$147,677	$395,988	$102,917	$(12,071)	$634,511
Equity earnings from investments	$16,228	$15,383	$48,133	$—	$79,744
Investments in unconsolidated affiliates	$331,124	$494,702	$376,047	$—	$1,201,873
Total assets	$3,808,135	$6,610,205	$1,786,413	$5,405,590	$17,610,343
Noncontrolling interests in consolidated subsidiaries	$4,574	$—	$—	$2,496,378	$2,500,952
Capital expenditures	$574,509	$774,284	$22,497	$226,530	$1,597,820
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $376.9 million, of which $321.3 million was related to sales within the segment, net margin of $227.8 million and operating income of $129.0 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $182.0 million, net margin of $162.5 million and operating income of $67.0 million.
(c) - Other and Eliminations includes assets and capital expenditures of discontinued operations of $4.0 billion and $206.4 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.

RECENT DEVELOPMENTS

ONEOK and its subsidiaries continue to own all of the general partner interest and a portion of the limited partner interests, which, together, represent a 38.3 percent ownership interest at September 30, 2014, in ONEOK Partners (NYSE: OKS), one of the largest publicly traded master limited partnerships.

Separation of Natural Gas Distribution Business - In January 2014, our board of directors unanimously approved the separation of our natural gas distribution business into a stand-alone publicly traded company called ONE Gas, which was completed on January 31, 2014. ONE Gas consists of ONEOK’s former natural gas distribution business that includes Kansas Gas Service, Oklahoma Natural Gas and Texas Gas Service. ONEOK shareholders of record at the close of business on January 21, 2014, retained their current shares of ONEOK stock and received one share of ONE Gas stock for every four shares of ONEOK stock owned in a transaction that was tax-free to ONEOK and its shareholders. Our natural gas distribution business, which generated operating income of $47.5 million in January 2014, was classified as discontinued operations on January 31, 2014. We also incurred $21.5 million of after-tax costs associated with the separation for the nine months ended September 30, 2014, that have been recorded in discontinued operations. See additional discussion in Note B.

In connection with the separation, we received a cash payment of approximately $1.13 billion from ONE Gas and used the proceeds to repay all of our outstanding commercial paper and to retire approximately $552.5 million of long-term debt prior to maturity. As a result of the early retirement of long-term debt, we incurred a loss on extinguishment of approximately $24.8 million, which is included in other expense, and reclassified losses to interest expense of approximately $7.7 million due to the discontinuance of cash flow hedge accounting for the related interest-rate swaps. We also amended and restated our ONEOK Credit Agreement effective January 31, 2014, to reduce the size of the facility to $300 million from $1.2 billion and recorded a charge to interest expense of approximately $2.9 million related to amortization of previous credit agreement issuance costs.

Wind Down of Energy Services Business - We completed the accelerated wind down of our energy services business which ceased operations on March 31, 2014, and was classified as discontinued operations. The energy services business generated net losses of approximately $0.2 million and $9.0 million for the three and nine months ended September 30, 2014, respectively. See additional discussion in Note B.

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

Commodity prices, particularly crude oil and NGL products, decreased in the three months ended September 30, 2014, due to increased supply and global economic conditions. ONEOK Partners expects the lower commodity prices to continue through 2015, which ONEOK Partners expects will impact its net realized prices for natural gas, NGLs and condensate and its financial results. However, ONEOK Partners does not anticipate that the lower commodity prices will result in reduced drilling activity in the basins in which ONEOK Partners operates or demand for NGL products from the petrochemical industry.

When economic conditions warrant, certain natural gas processors elect not to recover the ethane component in the natural gas stream, also known as ethane rejection, and instead leave the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants.  Natural gas prices were favorable to ethane prices on a Btu basis, which resulted in ethane rejection at most of ONEOK Partners’ natural gas processing plants and many of its customers’ natural gas processing plants connected to its natural gas liquids gathering system in the Mid-Continent and Rocky Mountain regions during 2013 and the first nine months of 2014, which reduced natural gas liquids volumes gathered and fractionated in the Natural Gas Liquids segment and reduced its results of operations.

ONEOK Partners expects ethane rejection will persist at least through 2016, after which new world-scale ethylene production capacity is forecasted to begin coming on line, although market conditions may result in periods where it is economical to recover the ethane component in the natural gas stream. Ethane rejection is expected to have a significant impact on ONEOK Partners’ financial results over this period. However, new NGL supply commitments are expected to increase volumes in 2014 through 2016 to mitigate partially the impact of ethane rejection on the Natural Gas Liquids segment. In addition, the Natural Gas Liquids segment’s integrated assets enable it to mitigate further the impact of ethane rejection through minimum volume commitments and ONEOK Partners’ ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials when they exist in ONEOK Partners’ optimization activities. Beginning in the fourth quarter 2013, ONEOK Partners experienced high propane demand for crop drying and increased heating demand due to much colder than normal weather that continued into the first quarter 2014. In response to this increased demand, propane prices increased significantly at the Mid-Continent market center at Conway, Kansas, compared with the Gulf Coast market center at Mont Belvieu, Texas, for the three months ended March 31, 2014, compared with the same period in 2013. The price of propane in the Mid-Continent market and the wider location price differentials between the Mid-Continent and Gulf Coast market centers peaked in late January 2014 and returned to historical levels by the end of February 2014 as supply and demand normalized. See additional discussion in the “Financial Results and Operating Information” section.

ONEOK Partners also expects continued narrow NGL location price differentials, with periods of volatility for certain NGL products, between the Conway, Kansas, and Mont Belvieu, Texas, market centers to persist as NGL production continues to increase and new fractionators and pipelines from various NGL-rich shale areas throughout the country, including its growth projects discussed below, continue to alleviate constraints affecting NGL prices and location price differentials between the two market centers.

New natural gas liquids pipeline projects constructed by third parties are expected to bring incremental NGL supply from the Rocky Mountain, Marcellus and Utica regions to the Mont Belvieu, Texas, market center that may affect NGL prices, as well as compete with or displace NGL supply volumes from the Mid-Continent and Rocky Mountain regions where ONEOK Partners’ assets are located. The Natural Gas Liquids segment’s capital projects are supported by fee-based contractual commitments that it expects will fill much of its optimization capacity used historically to capture NGL location price differentials between the Mid-Continent and Gulf Coast market centers.

ONEOK Partners’ Growth Projects - Crude oil and natural gas producers continue to drill aggressively for crude oil and NGL-rich natural gas in many regions where ONEOK Partners has operations.  ONEOK Partners expects continued development of the crude oil and NGL-rich natural gas reserves in the Bakken Shale and Three Forks formations in the Williston Basin, the Niobrara Shale and other formations in the Powder River Basin and in the Cana-Woodford Shale, Woodford Shale, Granite Wash, Mississippian Lime, Springer Shale, Stack and SCOOP areas in the Mid-Continent region.  In response to this increased production of crude oil, natural gas and NGLs, and higher demand for NGL products from the petrochemical industry, ONEOK Partners is investing approximately $8.3 billion to $9.0 billion in new capital projects and acquisitions from 2010 through 2016 to meet the needs of natural gas producers and processors in these regions, as well as enhance its natural gas liquids fractionation, distribution and storage infrastructure in the Gulf Coast region.  The execution of these capital investments aligns with ONEOK Partners’ strategy to grow fee-based earnings. Acreage dedications and contractual commitments from producers and natural gas processors in regions associated with ONEOK Partners’ growth projects are expected to provide incremental cash flows and long-term fee-based earnings.

See discussion of ONEOK Partners’ growth projects in the “Financial Results and Operating Information” section in the Natural Gas Gathering and Processing and Natural Gas Liquids segments.

West Texas LPG Acquisition - In October 2014, ONEOK Partners announced that it has agreed to acquire an 80 percent interest in the West Texas LPG Pipeline Limited Partnership and 100 percent interest in the Mesquite Pipeline for approximately $800 million from affiliates of Chevron Corporation. We expect to close the transaction in the fourth quarter 2014. See additional discussion in the “Financial Results and Operating Information” section in the Natural Gas Liquids segment.

Bighorn Gas Gathering Impairment Charge - As a result of the continued decline in dry natural gas volumes gathered in the coal-bed methane area of the Powder River Basin and impairment of the underlying assets of Bighorn Gas Gathering in September 2014, ONEOK Partners reviewed its equity method investment in Bighorn Gas Gathering as of September 30, 2014,

and recorded noncash impairment charges totaling $76.4 million. See additional discussion in the “Financial Results and Operating Information” section in the Natural Gas Gathering and Processing segment.

Dividends/Distributions - We declared a quarterly dividend of $0.59 per share ($2.36 per share on an annualized basis) in October 2014.  ONEOK Partners declared a cash distribution of $0.775 per unit ($3.10 per unit on an annualized basis) in October 2014 for the third quarter 2014, an increase of 1.5 cents from the previous quarter. The quarterly dividend and distribution will be paid November 14, 2014, to shareholders and unitholders of record at the close of business on November 3, 2014.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2014 vs. 2013		2014 vs. 2013
Financial Results	2014	2013	2014	2013	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues
Commodity sales	$2,754.5	$2,807.3	$8,276.3	$7,453.5	$(52.8)	(2)%	$822.8	11%
Services	365.6	328.1	1,074.0	968.8	37.5	11%	105.2	11%
Total revenues	3,120.1	3,135.4	9,350.3	$8,422.3	(15.3)	—%	928.0	11%
Cost of sales and fuel	2,583.2	2,711.2	7,807.3	7,214.2	(128.0)	(5)%	593.1	8%
Net margin	536.9	424.2	1,543.0	1,208.1	112.7	27%	334.9	28%
Operating costs	172.4	131.0	493.6	397.9	41.4	32%	95.7	24%
Depreciation and amortization	74.6	61.9	214.1	176.0	12.7	21%	38.1	22%
Gain (loss) on sale of assets	1.5	0.1	1.5	0.3	1.4	*	1.2	*
Operating income	$291.4	$231.4	$836.8	$634.5	$60.0	26%	$202.3	32%
Equity earnings (loss) from investments	$(52.3)	$27.5	$6.7	$79.7	$(79.8)	*	$(73.0)	(92)%
Interest expense	$(86.1)	$(66.2)	$(269.7)	$(196.8)	$19.9	30%	$72.9	37%
Income from continuing operations	$114.5	$157.8	$467.9	$422.1	$(43.3)	(27)%	$45.8	11%
Net income attributable to noncontrolling interests	$49.8	$85.3	$242.0	$217.1	$(35.5)	(42)%	$24.9	11%
Net income attributable to ONEOK	$64.5	$62.4	$219.6	$175.8	$2.1	3%	$43.8	25%
Capital expenditures (a)	$382.2	$537.5	$1,204.4	$1,597.8	$(155.3)	(29)%	$(393.4)	(25)%
* Percentage change is greater than 100 percent.
(a) - Includes capital expenditures of discontinued operations of $23.9 million for the nine months ended September, 30, 2014, $83.8 million for the three months ended September 30, 2013, and $206.4 million for the nine months ended September 30, 2013.

Commodity sales revenues increased for the nine months ended September 30, 2014, compared with the same period in 2013, due to higher natural gas and NGL volumes from ONEOK Partners’ recently completed capital projects, increased optimization and marketing activities from wider NGL product price differentials and seasonal propane demand in the first quarter 2014, and higher isomerization volumes due to wider normal butane and iso-butane differentials in the Natural Gas Liquids segment, and higher realized prices in the Natural Gas Gathering and Processing segment.

Services revenues increased for the three and nine months ended September 30, 2014, compared with the same periods in 2013, due to higher natural gas and NGL volumes from ONEOK Partners’ recently completed capital projects in the Natural Gas Gathering and Processing and Natural Gas Liquids segments. Services revenues also increased in the Natural Gas Pipelines segment for these periods due to higher transportation revenues due to increased rates and higher volumes. The nine-month period also realized higher transportation revenues in the Natural Gas Pipelines segment due to increased park-and-loan services as a result of weather-related seasonal demand during the first quarter. These increases were offset partially by increased ethane rejection in the Natural Gas Liquids segment and lower storage revenues from lower contracted capacity in the Natural Gas Pipelines segment.

Operating costs and depreciation and amortization expense increased for the three and nine months ended September 30, 2014, compared with the same periods in 2013, due primarily to the growth of ONEOK Partners’ operations related to its completed capital projects.

Equity earnings from investments decreased for the three and nine months ended September 30, 2014, compared with the same periods in 2013, due primarily to noncash impairment charges totaling $76.4 million related to ONEOK Partners’ equity method investment in Bighorn Gas Gathering in the Natural Gas Gathering and Processing segment.

Interest expense increased for the three and nine months ended September 30, 2014, compared with the same periods in 2013, due primarily to interest costs from ONEOK Partners’ $1.25 billion debt issuance in September 2013. Interest expense also increased for the nine months ended September 30, 2014, due to write-offs in the first quarter 2014 of approximately $7.7 million due to the discontinuance of cash flow hedge treatment for interest-rate swaps related to early retirement of long-term debt and $2.9 million related to amortization of previous credit agreement issuance costs related to reducing the borrowing capacity of the credit agreement. This increase was offset partially by higher capitalized interest associated with the investments in ONEOK Partners’ growth projects and decreased interest expense from the early retirement of approximately $553 million of ONEOK’s long-term debt.

Net income attributable to noncontrolling interests, which reflects primarily the portion of ONEOK Partners that we do not own, decreased for the three months ended September 30, 2014, and increased for the nine months ended September 30, 2014, compared with the same periods in 2013, due primarily to the changes in earnings at ONEOK Partners. The increases in the distributions declared by ONEOK Partners in the three and nine months ended September 30, 2014, compared with the same periods in 2013, increased the incentive distributions to us which further decreased net income attributable to noncontrolling interests for the three months ended September 30, 2014 and partially offset the increase in net income attributable to noncontrolling interests for the nine months ended September 30, 2014.

Capital expenditures decreased for the three and nine months ended September 30, 2014, compared with the same periods in 2013, due to the timing of expenditures on ONEOK Partners’ growth projects and the separation of the natural gas distribution business on January 31, 2014. The prior-year capital expenditures reflect three and nine months, respectively, of capital expenditures for our former natural gas distribution business.

Additional information regarding our financial results and operating information is provided in the following discussion for each of the segments.

Natural Gas Gathering and Processing

Overview - The Natural Gas Gathering and Processing segment provides nondiscretionary services to producers that include gathering and processing of natural gas produced from crude oil and natural gas wells. Unprocessed natural gas is compressed and gathered through pipelines and transported to processing facilities where volumes are aggregated, treated and processed to remove water vapor, solids and other contaminants, and to extract NGLs in order to provide marketable natural gas, commonly referred to as residue gas.  The residue gas, which consists primarily of methane, is compressed and delivered to natural gas pipelines for transportation to end users. When the NGLs are separated from the unprocessed natural gas at the processing plants, the NGLs are in the form of a mixed, unfractionated NGL stream that is delivered to natural gas liquids gathering pipelines for transportation to natural gas liquids fractionators.

This segment gathers and processes natural gas in the Mid-Continent region, which includes the NGL-rich Cana-Woodford Shale, Woodford Shale, Stack, SCOOP, Springer Shale and the Mississippian Lime formation of Oklahoma and Kansas, and the Hugoton and Central Kansas Uplift Basins of Kansas.  It also gathers and/or processes natural gas in two producing basins in the Rocky Mountain region:  the Williston Basin, which spans portions of Montana and North Dakota, and includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations; and the Powder River Basin of Wyoming, which includes the NGL-rich Frontier, Turner, Sussex, and Niobrara Shale formations.  Coal-bed methane, or dry natural gas, in the Powder River Basin does not require processing or NGL extraction in order to be marketable; dry natural gas is gathered, compressed and delivered into a downstream pipeline or marketed for a fee.

The significant growth in the development of crude oil and NGL-rich natural gas in the Williston Basin has caused natural gas production to exceed the capacity of existing natural gas gathering and processing infrastructure, which results in the flaring of natural gas (the controlled burning of natural gas at the wellhead). In July 2014, the North Dakota Industrial Commission approved a policy designed to limit flaring at existing and future crude oil wells in the Bakken and Three Forks formations in the Williston Basin. The policy establishes crude oil production limits that will take effect if a producer fails to meet requirements to capture natural gas at the wellhead. ONEOK Partners is constructing additional natural gas gathering pipelines, compression and processing plants, and natural gas liquids pipeline capacity that are expected to help alleviate capacity constraints. ONEOK Partners is evaluating the potential impact the new regulation might have on future crude oil and natural gas production and the natural gas volumes it gathers and processes in the Williston Basin.

Revenues for this segment are derived primarily from POP contracts with a fee-based component and fee-based contracts. Under a POP contract with a fee-based component, ONEOK Partners retains a percentage of the proceeds from the sale of residue natural gas, condensate and/or NGLs, and charges fees for gathering, treating, compressing and processing the producer’s natural gas. With a fee-based contract, ONEOK Partners is paid a fee for the services it provides, based on volumes gathered, processed, treated and/or compressed.

ONEOK Partners expects its capital projects will continue to generate additional revenues, earnings and cash flows as they are completed. ONEOK Partners expects its natural gas liquids and natural gas commodity-price sensitivity within this segment to increase in the future as its capital projects are completed and volumes increase under POP contracts with a fee-based component with its customers. ONEOK Partners uses commodity derivative instruments and physical-forward contracts to mitigate its sensitivity to fluctuations in the natural gas, crude oil and NGL prices received for its share of volumes.

Growth Projects - The Natural Gas Gathering and Processing segment is investing approximately $4.2 billion to $4.8 billion from 2010 through 2016 in growth projects in NGL-rich areas in the Williston Basin, the Powder River Basin, the Cana-Woodford Shale, the Springer Shale, the Stack and the SCOOP areas that it expects will enable it to meet the rapidly growing needs of crude oil and natural gas producers in those areas. Nearly all of the new natural gas production is from horizontally drilled and completed wells in nonconventional resource areas. These wells tend to produce volumes at higher initial production rates resulting generally in higher initial decline rates than conventional vertical wells; however, the decline rates flatten out over time. These wells are expected to have long productive lives.

ONEOK Partners has completed approximately $2.3 billion of the growth projects and acquisitions in this segment from 2010 through October 2014, which include the following:

Completed Projects	Location	Capacity	Approximate Costs (a)	Completion Date
			(In millions)
Rocky Mountain Region
Garden Creek I processing plant and infrastructure	Williston Basin	100 MMcf/d	$360	December 2011
Stateline I & II processing plants and infrastructure	Williston Basin	200 MMcf/d	$565	September 2012/April 2013
Divide County gathering system	Williston Basin	270 miles	$125	June 2013
Sage Creek processing plant and infrastructure (b)	Powder River Basin	50 MMcf/d	$152	September 2013
Garden Creek II processing plant and infrastructure	Williston Basin	100 MMcf/d	$310-$345	August 2014
Garden Creek III processing plant and infrastructure	Williston Basin	100 MMcf/d	$325-$360	October 2014
Mid-Continent Region
30 percent interest in Maysville processing plant (b)	Cana-Woodford Shale	40 MMcf/d	$90	December 2013
Canadian Valley processing plant and infrastructure	Cana-Woodford Shale	200 MMcf/d	$300	March 2014
Total			$2,227-$2,297
(a) Excludes AFUDC.
(b) Acquisition.

ONEOK Partners is also constructing or plans to construct the following natural gas processing plants and related infrastructure through 2016:

Projects in Progress	Location	Capacity	Approximate Costs (a)	Expected Completion Date
(In millions)
Rocky Mountain Region
Lonesome Creek processing plant and infrastructure	Williston Basin	200 MMcf/d	$550-$680	Fourth quarter 2015
Sage Creek infrastructure	Powder River Basin	Various	$50	Fourth quarter 2015
Natural gas compression	Williston Basin	100 MMcf/d	$80-$100	Fourth quarter 2015
Bear Creek processing plant and infrastructure	Williston Basin	80 MMcf/d	$230-$330	Second quarter 2016
Demicks Lake processing plant and infrastructure	Williston Basin	200 MMcf/d	$515-$670	Third quarter 2016
Bronco processing plant and infrastructure	Powder River Basin	100 MMcf/d	$170-$245	Third quarter 2016
Mid-Continent Region
Knox processing plant and infrastructure	SCOOP	200 MMcf/d	$365-$470	Fourth quarter 2016
Total			$1,960-$2,545
(a) Excludes AFUDC.

Rocky Mountain Region:

Williston Basin Processing Plants and related projects - ONEOK Partners is constructing natural gas gathering and processing assets in the Williston Basin to meet the growing needs of crude oil and natural gas producers. When its announced projects are completed, it will have natural gas processing capacity of approximately 1.2 Bcf/d in the basin. ONEOK Partners has acreage dedications of approximately 3 million acres supporting these projects.

Garden Creek II Plant - The Garden Creek II natural gas processing plant was completed in August 2014.

Garden Creek III Plant - The Garden Creek III natural gas processing plant, originally scheduled for completion in the first quarter 2015, was completed in October 2014.

Lonesome Creek Plant - In November 2013, ONEOK Partners announced it will construct the Lonesome Creek natural gas processing plant and related infrastructure, which will be located in McKenzie County, North Dakota. The plant and infrastructure will help address natural gas gathering and processing constraints in the region.

Natural Gas Compression - In July 2014, ONEOK Partners announced it will construct additional natural gas compression across its Williston Basin system to take advantage of additional natural gas processing capacity at its Garden Creek and Stateline facilities by a total of 100 MMcf/d.

Bear Creek Plant - In September 2014, ONEOK Partners announced it will construct the Bear Creek natural gas processing plant and related infrastructure, which will be located in Dunn County, North Dakota. The plant and infrastructure will help alleviate pipeline inefficiencies in an area challenged by geographical constraints and severe terrain.

Demicks Lake Plant - In July 2014, ONEOK Partners announced it will construct the Demicks Lake natural gas processing plant and related infrastructure, which will be located in northeast McKenzie County, North Dakota, to help further address natural gas gathering and processing constraints in the region.

Powder River Basin - ONEOK Partners is constructing natural gas gathering and processing assets in the NGL-rich areas of the Powder River Basin, a region poised for significant growth in natural gas and NGL production volumes. ONEOK Partners has acreage dedications of approximately 130,000 acres supporting these projects.

Sage Creek Plant - In September 2013, ONEOK Partners completed the acquisition of a 50 MMcf/d natural gas processing facility, the Sage Creek plant, and related natural gas gathering and natural gas liquids infrastructure.  ONEOK Partners plans to upgrade existing natural gas processing infrastructure and construct new natural gas gathering infrastructure to meet the growing production of NGL-rich natural gas in this area. ONEOK Partners has supply contracts providing for long-term acreage dedications from producers in the area supporting this project.

Bronco Plant - In September 2014, ONEOK Partners announced it will construct the Bronco natural gas processing plant and related natural gas gathering and natural gas liquids infrastructure in Campbell and Converse counties, Wyoming.

Mid-Continent Region:

Cana-Woodford Shale, Springer Shale, Stack and SCOOP areas - ONEOK Partners is constructing natural gas gathering and processing assets to meet the growing production of NGL-rich natural gas in the Cana-Woodford Shale, Springer Shale, Stack and SCOOP areas. When our announced projects are completed, our Oklahoma natural gas processing capacity will be approximately 900 MMcf/d. ONEOK Partners has substantial acreage dedications from crude oil and natural gas producers supporting these plants.

Canadian Valley Plant - In March 2014, ONEOK Partners completed the Canadian Valley natural gas processing plant, which is located in the Cana-Woodford Shale.

Knox Plant - In July 2014, ONEOK Partners announced it will construct the Knox natural gas processing plant and related infrastructure, which will be located in Grady and Stephens Counties, Oklahoma. The plant and related infrastructure will gather and process liquids-rich natural gas from the emerging SCOOP area and will be located in close proximity to ONEOK Partners’ existing natural gas and natural gas liquids pipelines.

For a discussion of ONEOK Partners’ capital expenditure financing, see “Capital Expenditures” in “Liquidity and Capital Resources.”

Selected Financial Results - The Natural Gas Gathering and Processing segment’s operating results for the three and nine months ended September 30, 2014, reflect the benefits from the Garden Creek II natural gas processing plant, which was placed in-service in August 2014; the Canadian Valley natural gas processing plant, which was completed in March 2014; the acquisition of the Sage Creek natural gas processing plant in Wyoming in September 2013; and the acquisition of the remaining 30 percent undivided interest in its Maysville, Oklahoma, natural gas processing facility, which was acquired in December 2013. Additionally, operating results for the nine months ended September 30, 2014, reflect the benefits of the Stateline II natural gas processing plant, which was placed in service in April 2013.

The completion of the Garden Creek II and Stateline II natural gas processing plants resulted in increased natural gas volumes gathered and processed in the Williston Basin, and completion of the Canadian Valley natural gas processing plant resulted in increased natural gas volumes gathered and processed in Oklahoma. ONEOK Partners expects drilling activities and development of the reserves to continue in the Williston Basin and NGL-rich areas of the Powder River Basin in the Rocky Mountain region and the Cana-Woodford Shale, Springer Shale, Stack and SCOOP areas in Oklahoma.

The following table sets forth certain selected financial results for the Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2014 vs. 2013		2014 vs. 2013
Financial Results	2014	2013	2014	2013	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL sales	$394.1	$299.6	$1,128.8	$763.6	$94.5	32%	$365.2	48%
Condensate sales	24.5	23.8	82.0	84.7	0.7	3%	(2.7)	(3%)
Residue natural gas sales	284.0	153.0	849.4	442.7	131.0	86%	406.7	92%
Gathering, compression, dehydration and processing fees and other revenue	75.2	56.6	203.1	161.8	18.6	33%	41.3	26%
Cost of sales and fuel	599.6	402.1	1,776.6	1,087.4	197.5	49%	689.2	63%
Net margin	178.2	130.9	486.7	365.4	47.3	36%	121.3	33%
Operating costs	64.3	45.1	188.5	141.7	19.2	43%	46.8	33%
Depreciation and amortization	31.3	27.4	89.6	76.4	3.9	14%	13.2	17%
Gain on sale of assets	0.3	0.1	0.3	0.4	0.2	*	(0.1)	(25%)
Operating income	$82.9	$58.5	$208.9	$147.7	$24.4	42%	$61.2	41%
Equity earnings (loss) from investments	$(71.1)	$4.7	$(60.5)	$16.2	$(75.8)	*	$(76.7)	*
Capital expenditures	$214.9	$204.5	$506.0	$574.5	$10.4	5%	$(68.5)	(12%)
* Percentage change is greater than 100 percent

Net margin increased for the three months ended September 30, 2014, compared with the same period in 2013, primarily as a result of the following:

•
an increase of $50.0 million due primarily to natural gas volume growth in the Williston Basin and Cana-Woodford Shale and increased ownership of the Maysville, Oklahoma, natural gas processing plant resulting in higher natural gas volumes gathered, compressed, processed, transported and sold, and higher NGL volumes sold, and higher fees; and

•	an increase of $3.4 million due primarily to changes in contract mix; offset partially by

•	a decrease of $6.1 million due primarily to lower net realized NGL and condensate prices.

Net margin increased for the nine months ended September 30, 2014, compared with the same period in 2013, primarily as a result of the following:

•
an increase of $111.4 million due primarily to natural gas volume growth in the Williston Basin and Cana-Woodford Shale and increased ownership of the Maysville, Oklahoma, natural gas processing plant resulting in higher natural gas volumes gathered, compressed, processed, transported and sold, higher NGL volumes sold and higher fees, offset partially by wellhead freeze-offs due to severely cold weather in the first quarter 2014;

•	an increase of $8.5 million due primarily to changes in contract mix; and

•	an increase of $7.8 million due primarily to higher net realized natural gas and NGL prices; offset partially by

•	a decrease of $6.4 million due to a condensate contract settlement in 2013.

Operating costs increased for the three and nine months ended September 30, 2014, compared with the same periods in 2013, primarily as a result of the completion of ONEOK Partners’ growth projects and acquisitions, which include the following:

•	an increase of $10.9 million and $32.3 million, respectively, due to higher materials and supplies, and outside services expenses; and

•	an increase of $8.5 million and $17.3 million, respectively, in employee-related costs due to higher labor and employee benefit costs.

Depreciation and amortization expense increased for the three and nine months ended September 30, 2014, compared with the same periods in 2013, due to the completion of ONEOK Partners’ growth projects and acquisitions.

Equity earnings (loss) from investments decreased for the three and nine months ended September 30, 2014, compared with the same periods in 2013, due to $76.4 million in impairment charges in the third quarter 2014 on ONEOK Partners’ investment in Bighorn Gas Gathering. See additional discussion in “Equity Investments” below.

Capital expenditures increased for the three months ended September 30, 2014, and decreased for the nine months ended September 30, 2014, compared with the same periods in 2013, due primarily to the timing of expenditures for ONEOK Partners’ growth projects discussed above. During the third quarter 2014, ONEOK Partners connected approximately 420 new wells to its systems compared with approximately 340 in the same period in 2013. For the nine months ended September 30, 2014, ONEOK Partners connected approximately 1,010 wells to its system compared with approximately 950 in the same period in 2013.

Selected Operating Information - The following tables set forth selected operating information for the Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2014	2013	2014	2013
Natural gas gathered (BBtu/d)	1,847	1,389	1,665	1,311
Natural gas processed (BBtu/d) (b)	1,666	1,135	1,462	1,060
NGL sales (MBbl/d)	111	83	100	77
Residue natural gas sales (BBtu/d)	792	521	682	475
Realized composite NGL net sales price ($/gallon) (c)	$0.93	$0.90	$0.97	$0.87
Realized condensate net sales price ($/Bbl) (c)	$81.02	$90.68	$78.00	$87.40
Realized residue gas net sales price ($/MMBtu) (c)	$3.92	$3.36	$3.91	$3.48
Average fee rate ($/MMBtu)	$0.36	$0.35	$0.36	$0.35
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.
(c) - Presented net of the impact of hedging activities on ONEOK Partners’ equity volumes.

Natural gas volumes gathered and processed, and NGL and residue natural gas sold increased for the three and nine months ended September 30, 2014, compared with the same periods in 2013, due to new natural gas processing plants placed in service and increased ownership of ONEOK Partners’ Maysville, Oklahoma, natural gas processing plant, offset partially by continued natural gas production declines in Kansas. The realized composite NGL net sales price increased for the nine months ended September 30, 2014, compared with the same period in 2013, due primarily to higher prices from increased demand associated with colder than normal weather and lower propane storage levels in the first quarter 2014.

The quantity and composition of NGLs and natural gas continues to change as ONEOK Partners’ new natural gas processing plants in the Williston Basin and Mid-Continent are placed in service. In March 2014, ONEOK Partners’ Canadian Valley plant in Oklahoma was completed, which has better ethane rejection capabilities than its other processing plants in the Mid-Continent region. As a result, ONEOK Partners’ realized composite NGL net sales price for the three months ended September 30, 2014, increased compared with the same period in 2013, while most individual NGL product prices were lower compared with the same period in 2013. ONEOK Partners’ Garden Creek I, Garden Creek II, Stateline I and Stateline II plants in the Williston Basin have the capability to recover ethane when economic conditions warrant but did not do so during the first nine months of 2014. Equity NGL volumes also are expected to be weighted more toward propane, iso-butane, normal butane and natural gasoline due to expected ethane rejection at least through 2016.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Equity Volume Information (a)	2014	2013	2014	2013

NGL sales (MBbl/d)	16.0	14.6	16.6	13.8
Condensate sales (MBbl/d)	2.6	2.0	3.1	2.4
Residue natural gas sales (BBtu/d)	134.5	76.8	109.6	67.7
(a) - Includes volumes for consolidated entities only.

Commodity-Price Risk - The following tables set forth the Natural Gas Gathering and Processing segment’s hedging information for its equity volumes for the periods indicated:

	Three Months Ending December 31, 2014
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (MBbl/d)	11.3	$1.17	/ gallon	63%
Condensate (MBbl/d)	2.7	$2.21	/ gallon	73%
Total (MBbl/d)	14.0	$1.37	/ gallon	64%
Natural gas (BBtu/d)	96.0	$4.07	/ MMBtu	73%

	Year Ending December 31, 2015
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (MBbl/d)	1.2	$1.07	/ gallon	5%
Natural gas (BBtu/d)	61.3	$4.34	/ MMBtu	41%

ONEOK Partners expects its natural gas liquids and natural gas commodity-price sensitivity within this segment to increase in the future as capital projects are completed and volumes increase under POP contracts with a fee-based component with its customers.  The Natural Gas Gathering and Processing segment’s commodity-price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at September 30, 2014, excluding the effects of hedging and assuming normal operating conditions. Condensate sales are based on the price of crude oil.  ONEOK Partners estimates the following:

•	a $0.01 per-gallon change in the composite price of NGLs would change twelve-month forward net margin by approximately $3.1 million;

•	a $1.00 per-barrel change in the price of crude oil would change twelve-month forward net margin by approximately $1.6 million; and

•	a $0.10 per-MMBtu change in the price of residue natural gas would change twelve-month forward net margin by approximately $5.1 million.

These estimates do not include any effects on demand for ONEOK Partners’ services or processing plant operations that might be caused by, or arise in conjunction with, commodity-price fluctuations.  For example, a change in the gross processing spread may cause a change in the amount of ethane extracted from the natural gas stream, affecting natural gas gathering and processing margins for certain contracts.

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

During 2014 through the third quarter, the coal-bed methane volumes gathered on the Bighorn Gas Gathering system declined at a rate greater than in prior periods and greater than expected. Due to these additional declines in volumes, Bighorn Gas Gathering recorded an impairment of its underlying assets in September 2014, when the operator determined that the volume decline was other than temporary. As a result of these developments, ONEOK Partners reviewed its equity method investment in Bighorn Gas Gathering for impairment as of September 30, 2014. ONEOK Partners recorded noncash impairment charges of $76.4 million related to Bighorn Gas Gathering. The noncash impairment charges are included in equity earnings (loss) from investments in our accompanying Consolidated Statements of Income. The remaining net book value of ONEOK Partners’ equity method investment in Bighorn Gas Gathering is $8.8 million, and no equity method goodwill remains.

In the near term, a continued decline in volumes gathered in the coal-bed methane area of the Powder River Basin may reduce ONEOK Partners’ ability to recover the carrying value of its equity investments in this area and could result in additional noncash charges to earnings.

Natural Gas Liquids

Overview - The Natural Gas Liquids segment owns and operates facilities that gather, fractionate, treat and distribute NGLs and store NGL products, primarily in Oklahoma, Kansas, Texas and the Rocky Mountain region where it provides nondiscretionary services to producers of NGLs.  It owns or has an ownership interest in FERC-regulated natural gas liquids gathering and distribution pipelines in Oklahoma, Kansas, Texas, Montana, North Dakota, Wyoming and Colorado, and terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois.  ONEOK Partners also owns FERC-regulated natural gas liquids distribution and refined petroleum products pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect its Mid-Continent assets with Midwest markets, including Chicago, Illinois.  The majority of the pipeline-connected natural gas processing plants in Oklahoma, Kansas and the Texas Panhandle, which extract unfractionated NGLs from unprocessed natural gas, are connected to its gathering systems.  ONEOK Partners owns and operates truck- and rail-loading and -unloading facilities that connect with its NGL fractionation and pipeline assets.  In April 2013, ONEOK Partners began transporting unfractionated NGLs from natural gas processing plants in the Williston Basin on its Bakken NGL Pipeline. These unfractionated NGLs previously were transported by rail to its Mid-Continent natural gas liquids fractionation facilities. ONEOK Partners continues to use its rail-terminal facilities in its NGL marketing activities.

Most natural gas produced at the wellhead contains a mixture of NGL components, such as ethane, propane, iso-butane, normal butane and natural gasoline.  The NGLs that are separated from the natural gas stream at the natural gas processing plants remain in a mixed, unfractionated form until they are gathered, primarily by pipeline, and delivered to fractionators where the NGLs are separated into NGL products.  These NGL products are then stored or distributed to ONEOK Partners’ customers, such as petrochemical manufacturers, heating fuel users, ethanol producers, refineries and propane distributors.  The Natural Gas Liquids segment also purchases NGLs and condensate from third parties, as well as from the Natural Gas Gathering and Processing segment.

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

Since late 2012, NGL location price differentials have generally remained narrow between the Mid-Continent and Gulf Coast market centers. ONEOK Partners expects these narrower NGL price differentials, with periods of volatility for certain NGL products, to continue as new fractionators and pipelines, including its growth projects discussed below, continue to alleviate constraints between the Conway, Kansas, and Mont Belvieu, Texas, natural gas liquids market centers. In addition, new natural gas liquids pipeline projects constructed by third parties are expected to bring incremental NGL supply from the Rocky Mountain, Marcellus and Utica regions to the Mont Belvieu, Texas, market center that may affect NGL prices, as well as compete with or displace NGL supply volumes from the Mid-Continent and Rocky Mountain regions where its assets are located. The Natural Gas Liquids segment’s capital growth projects are supported by fee-based contractual commitments that it expects will fill much of its optimization capacity used historically to capture NGL location price differentials between the two market centers.

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

The Natural Gas Liquids segment is investing approximately $4.1 billion in NGL-related projects from 2010 through 2016.  These investments will accommodate the transportation and fractionation of growing NGL supply from shale and other resource development areas across ONEOK Partners’ asset base and alleviate infrastructure constraints between the Mid-Continent and Gulf Coast market centers to meet increasing petrochemical industry and NGL export demand in the Gulf Coast. Over time, these growing fee-based NGL volumes are expected to fill much of ONEOK Partners’ natural gas liquids pipeline capacity used historically to capture the NGL location price differentials between the two market centers.

ONEOK Partners has completed approximately $2.4 billion in growth projects in this segment from 2010 through October 2014, which include the following:

Completed Projects	Capacity	Approximate Costs (a)	Completion Date
		(In millions)
Sterling I expansion	15 MBbl/d	$30	November 2011
Cana-Woodford/Granite Wash NGL plant connections	60 MBbl/d	$220	April 2012
Bushton fractionator expansion	60 MBbl/d	$117	September 2012
Bakken NGL Pipeline	60 MBbl/d	$455	April 2013
Overland Pass Pipeline expansion	45 MBbl/d	$36	April 2013
Ethane Header pipeline	250 MBbl/d	$23	April 2013
Sage Creek NGL infrastructure (b)	Various	$153	September 2013
MB-2 Fractionator	75 MBbl/d	$375	December 2013
Ethane/Propane Splitter	40 MBbl/d	$46	March 2014
Sterling III Pipeline and reconfigure Sterling I and II	193 MBbl/d	$808	March 2014
Bakken NGL Pipeline expansion - Phase I	75 MBbl/d	$100	September 2014
Niobrara NGL Lateral	90 miles	$85	September 2014
Total		$2,448
(a) Excludes AFUDC.
(b) Acquisition.

ONEOK Partners is also constructing, or plans to construct, the following projects through 2016:

Projects in Progress	Capacity	Approximate Costs (a)	Expected Completion Date
		(In millions)
MB-3 Fractionator	75 MBbl/d	$525-$575	Fourth quarter 2014
West Texas LPG System (b)	2,600 miles	$800	Fourth quarter 2014
NGL Pipeline and Hutchinson Fractionator infrastructure	95 miles	$140	First quarter 2015
Bakken NGL Pipeline expansion - Phase II	25 MBbl/d	$100	Second quarter 2016
Bronco NGL infrastructure	65 miles	$45-$60	Third quarter 2016
Bear Creek NGL infrastructure	40 miles	$35-$45	Third quarter 2016
Demicks Lake NGL infrastructure	12 miles	$10-$15	Third quarter 2016
Total		$1,655-$1,735
(a) Excludes AFUDC.
(b) Acquisition.

West Texas LPG Acquisition - In October 2014, ONEOK Partners announced that it has agreed to acquire an 80 percent interest in the West Texas LPG Pipeline Limited Partnership (West Texas LPG) and 100 percent interest in the Mesquite Pipeline (Mesquite) for approximately $800 million from affiliates of Chevron Corporation.  We expect the transaction to close by the fourth quarter 2014.  Closing is subject to customary conditions including antitrust clearance from the Federal Trade Commission under the Hart-Scott-Rodino Act.  Following the closing of the transaction, ONEOK Partners will be the operator of both pipelines. The West Texas LPG and Mesquite systems consist of approximately 2,600 miles of NGL gathering pipelines extending from the Permian Basin in southeastern New Mexico to East Texas and Mont Belvieu, Texas. The West Texas LPG and Mesquite systems will increase ONEOK Partners’ NGL gathering system by approximately 60 percent to nearly 6,900 miles of NGL gathering pipelines and initially add approximately 230,000 bpd of NGL supply.  ONEOK Partners plans to invest approximately $500 million, excluding AFUDC, between 2015 and 2019 to expand the capacity of the systems.  These assets are expected to provide ONEOK Partners additional fee-based earnings and its NGL infrastructure with access to a new NGL supply basin.

Sterling III Pipeline - In March 2014, ONEOK Partners completed a 550-mile natural gas liquids pipeline, which has the flexibility to transport either unfractionated NGLs or NGL products from the Mid-Continent to the Gulf Coast.  The pipeline is designed to transport up to 193 MBbl/d of NGL production from Medford, Oklahoma, to ONEOK Partners’ storage and fractionation facilities in Mont Belvieu, Texas. ONEOK Partners’ has multi-year supply commitments from producers and natural gas processors for approximately 75 percent of the pipeline’s capacity. Installation of additional pump stations could expand the capacity of the pipeline to 260 MBbl/d. This project also included the reconfiguration of ONEOK Partners’ existing

Sterling I and Sterling II pipelines to transport either unfractionated NGLs or NGL products. The reconfiguration was completed in July 2014.

Ethane/Propane Splitter - In March 2014, ONEOK Partners placed in service an ethane/propane splitter at its Mont Belvieu storage facility to split ethane/propane mix into purity ethane in order to meet the needs of petrochemical customers, which we expect will grow over the long term. The facility is capable of producing 32 MBbl/d of purity ethane and 8 MBbl/d of propane.

Bakken NGL Pipeline expansions - The first expansion completed in September 2014 increased the pipeline’s capacity to 135 MBbl/d from the original capacity of 60 MBbl/d, with the second expansion expected to bring the pipeline’s capacity to 160 MBbl/d. These expansions will accommodate the growing NGL supply from the Williston and Powder River Basins.

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

Niobrara NGL Lateral - ONEOK Partners constructed new natural gas liquids pipeline infrastructure to connect the Sage Creek natural gas processing plant to its Bakken NGL Pipeline, which was completed in September 2014.

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

Bronco natural gas liquids infrastructure - ONEOK Partners announced in September 2014 its plan to build new natural gas liquids pipeline infrastructure to connect the Bronco natural gas processing plant to its Bakken NGL Pipeline.

Bear Creek natural gas liquids infrastructure - ONEOK Partners announced in September 2014 its plan to build new natural gas liquids pipeline infrastructure to connect the Bear Creek natural gas processing plant to its Bakken NGL Pipeline.

Demicks Lake natural gas liquids infrastructure - ONEOK Partners announced in July 2014 its plan to build new natural gas liquids pipeline infrastructure to connect the Demicks Lake natural gas processing plant to its Bakken NGL Pipeline.

For a discussion of ONEOK Partners’ capital expenditure financing, see “Capital Expenditures” in “Liquidity and Capital Resources.”

Selected Financial Results - The following table sets forth certain selected financial results for the Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three months		Nine Months
	September 30,		September 30,		2014 vs. 2013		2014 vs. 2013
Financial Results	2014	2013	2014	2013	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$2,450.2	$2,642.9	$7,341.0	$6,960.5	$(192.7)	(7%)	$380.5	5%
Exchange service and storage revenues	265.0	215.9	710.9	617.3	49.1	23%	93.6	15%
Transportation revenues	19.3	16.0	59.7	52.8	3.3	21%	6.9	13%
Cost of sales and fuel	2,451.5	2,648.6	7,293.5	6,998.5	(197.1)	(7%)	295.0	4%
Net margin	283.0	226.2	818.1	632.1	56.8	25%	186.0	29%
Operating costs	77.0	57.0	218.2	171.1	20.0	35%	47.1	28%
Depreciation and amortization	31.7	23.0	89.8	65.0	8.7	38%	24.8	38%
Loss on sale of assets	(0.5)	—	(0.6)	—	(0.5)	*	(0.6)	*
Operating income	$173.8	$146.2	$509.5	$396.0	$27.6	19%	$113.5	29%
Equity earnings from investments	$4.4	$6.3	$13.6	$15.4	$(1.9)	(30%)	$(1.8)	(12%)
Capital expenditures	$153.8	$230.8	$637.5	$774.3	$(77.0)	(33%)	$(136.8)	(18%)
* Percentage change is greater than 100 percent

Several factors contributed to increased propane demand and price in the first quarter 2014, which impacted our results of operations for the nine months ended 2014. In the fourth quarter 2013, ONEOK Partners experienced high propane demand for crop drying and increased heating demand due to colder than normal weather that continued into the first quarter 2014. In response to increased demand, propane prices at the Mid-Continent market center at Conway, Kansas, increased significantly, compared with propane prices at the Gulf Coast market center at Mont Belvieu, Texas. To help meet the demand and capture the wider location price differentials between these two markets, ONEOK Partners utilized its assets to deliver more propane into the Mid-Continent region from the Gulf Coast region. The price of propane in the Mid-Continent market and the wider location price differentials between the Mid-Continent and Gulf Coast market centers peaked in late January 2014 and returned to historical levels by the end of February 2014 as supply and demand balanced.

Ethane rejection in the Rocky Mountain and Mid-Continent regions continued in the third quarter 2014 as expected, resulting in capacity being available on ONEOK Partners’ pipelines that connect the Mid-Continent and Gulf Coast market centers, a portion of which it was able to utilize for optimization activities, including the delivery of propane into the Mid-Continent region during the first quarter 2014. Severely cold weather in the first quarter 2014 caused wellhead freeze-offs, which also reduced volumes.

Net margin increased for the three months ended September 30, 2014, compared with the same period in 2013, primarily as a result of the following:

•
an increase of $53.0 million in exchange-services margins, which resulted primarily from increased volumes from new plants connected in the Williston Basin and Mid-Continent region, and higher fees for exchange-services activities resulting from contract renegotiations, offset partially by lower volumes from the termination of a contract; and

•
an increase of $11.7 million in optimization and marketing margins, which resulted from a $8.7 million increase in margins due primarily to marketing and truck and rail activities, and a $7.5 million increase due primarily to wider NGL product price differentials; offset by a decrease of $4.5 million due primarily to lower optimization volumes; offset partially by

•	a decrease of $5.6 million resulting from the impact of ethane rejection, which resulted in lower NGL volumes.

Net margin increased for the nine months ended September 30, 2014, compared with the same period in 2013, primarily as a result of the following:

•
an increase of $92.4 million in exchange-services margins, which resulted primarily from increased volumes from new plants connected in the Williston Basin and Mid-Continent region, and higher fees for exchange-services activities resulting from contract renegotiations, offset partially by lower volumes from the termination of a contract;

•
an increase of $84.1 million in optimization and marketing margins, which resulted from a $33.7 million increase due primarily to wider NGL product price differentials; a $26.7 million increase in marketing margins related primarily to increased weather-related seasonal demand for propane during the first quarter 2014, and marketing and truck and rail activities in the second and third quarters 2014; and a $23.7 million increase due primarily to significantly wider NGL location price differentials, primarily related to increased weather-related seasonal demand for propane during the first quarter 2014;

•	an increase of $18.7 million related to higher isomerization volumes, resulting from the wider NGL product price differential between normal butane and iso-butane; and

•	an increase of $4.5 million in storage margins due primarily to contract renegotiations; offset partially by

•	a decrease of $9.4 million resulting from the impact of ethane rejection, which resulted in lower NGL volumes; and

•	a decrease of $5.0 million due to the impact of lower operational measurement gains.

Operating costs increased for the three and nine months ended September 30, 2014, compared with the same periods in 2013, primarily as a result of the the completion of ONEOK Partners’ growth projects, which include following:

•	an increase of $7.5 million and $12.5 million, respectively, due to higher employee-related costs due primarily to higher labor and employee benefit costs;

•
an increase of $5.9 million and $16.9 million, respectively, due to higher outside services expenses associated primarily with scheduled maintenance and the growth of ONEOK Partners’ operations related to its completed capital projects;

•	an increase of $3.3 million and $9.9 million, respectively, due to higher ad valorem taxes related to completed capital projects; and

•	an increase of $1.3 million and $2.7 million, respectively, due to higher chemical, materials and supplies expense.

Depreciation and amortization expense increased for the three and nine months ended September 30, 2014, compared with the same periods in 2013, due to depreciation associated with completed capital projects.

Equity earnings decreased for the three and nine months ended September 30, 2014, compared with the same periods in 2013, due primarily to increased ethane rejection and higher operating costs, offset partially by higher volumes delivered to Overland Pass Pipeline from ONEOK Partners’ Bakken NGL Pipeline, which was placed in service in April 2013, and lower operational measurement losses on Overland Pass Pipeline compared with the same periods in 2013.

Capital expenditures decreased for the three and nine months ended September 30, 2014, compared with the same periods in 2013, due primarily to the timing of expenditures for ONEOK Partners’ growth projects discussed above.

Selected Operating Information - The following table sets forth selected operating information for the Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information	2014	2013	2014	2013
NGL sales (MBbl/d)	626	686	598	647
NGLs transported-gathering lines (MBbl/d) (a)	529	574	508	542
NGLs fractionated (MBbl/d) (b)	553	557	515	535
NGLs transported-distribution lines (MBbl/d) (a)	377	454	412	426
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.03	$0.04	$0.06	$0.04
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.

NGLs transported on gathering lines and NGLs fractionated decreased for the three and nine months ended September 30, 2014, compared with the same periods in 2013, due primarily to the termination of a contract and increased ethane rejection in the Mid-Continent and Rocky Mountain regions, offset partially by volumes from new plants connected in the Williston Basin and Mid-Continent region.

NGLs transported on distribution lines decreased for the three months ended September 30, 2014, compared with the same period in 2013, due primarily to lower volumes transported for ONEOK Partners’ optimization business due to narrow location price differentials between the Conway and Mont Belvieu market centers and increased ethane rejection, offset partially by an increase in volumes delivered to Mont Belvieu for ONEOK Partners’ fee-based contracts due to the completed Sterling III Pipeline, which was placed into service in March 2014.

NGLs transported on distribution lines decreased for the nine months ended September 30, 2014, compared with the same period in 2013, due primarily to lower volumes transported for ONEOK Partners’ optimization business due to narrower location price differentials during the second and third quarters 2014 between the Conway and Mont Belvieu market centers and increased ethane rejection, offset partially by an increase in exchange services volumes delivered to Mont Belvieu due to the completed Sterling III Pipeline, which was placed into service in March 2014, and higher NGL volumes, primarily propane, during the first quarter 2014, transported to the Mid-Continent region due to increased demand.

Natural Gas Pipelines

Overview - The Natural Gas Pipelines segment owns and operates regulated natural gas transmission pipelines and natural gas storage facilities.  It also provides interstate natural gas transportation and storage service in accordance with Section 311(a) of the Natural Gas Policy Act.

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

ONEOK Partners’ intrastate natural gas pipeline assets in Oklahoma transport natural gas through the state and have access to the major natural gas producing formations, including the Cana-Woodford Shale, Woodford Shale, Springer Shale, Granite Wash, Stack, SCOOP and Mississippian Lime.  ONEOK Partners also has access to the major natural gas producing formations, including the Mississippian Lime formation in south central Kansas.  In Texas, ONEOK Partners’ intrastate natural gas pipelines are connected to the major natural gas producing formations in the Texas Panhandle, including the Granite Wash formation and Delaware and Cline producing formations in the Permian Basin; and transport natural gas throughout the western portion of Texas, including the Waha Hub where other pipelines may be accessed for transportation to western markets, the Houston Ship Channel market to the east and the Mid-Continent market to the north.

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

Selected Financial Results - In the first quarter 2014, ONEOK Partners acquired a 130-mile natural gas pipeline in western Oklahoma for $28 million, of which $14 million will be paid in 2018, that provides service to two natural gas-fired electric power plants and is connected to ONEOK Partners’ existing intrastate natural gas pipeline in the state. The operating results from this acquisition are included in the results for the three and nine months ended September 30, 2014.

The following table sets forth certain selected financial results for the Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2014 vs. 2013		2014 vs. 2013
Financial Results	2014	2013	2014	2013	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$64.3	$55.6	$204.7	$171.2	$8.7	16%	$33.5	20%
Storage revenues	12.6	17.6	48.6	52.6	(5.0)	(28%)	(4.0)	(8%)
Gas sales and other revenues	2.2	2.7	12.6	13.1	(0.5)	(19%)	(0.5)	(4%)
Cost of sales	5.7	6.4	23.5	25.7	(0.7)	(11%)	(2.2)	(9%)
Net margin	73.4	69.5	242.4	211.2	3.9	6%	31.2	15%
Operating costs	28.0	23.5	82.8	75.6	4.5	19%	7.2	10%
Depreciation and amortization	10.9	10.8	32.6	32.7	0.1	1%	(0.1)	—%
Gain on sale of assets	1.7	—	1.7	—	1.7	*	1.7	*
Operating income	$36.2	$35.2	$128.7	$102.9	$1.0	3%	$25.8	25%
Equity earnings from investments	$14.4	$16.5	$53.7	$48.1	$(2.1)	(13%)	$5.6	12%
Capital expenditures	$10.7	$11.1	$26.0	$22.5	$(0.4)	(4%)	$3.5	16%
Cash paid for acquisitions	$—	$—	$14.0	$—	$—	—%	$14.0	*
* Percentage change is greater than 100 percent.

Net margin increased for the three months ended September 30, 2014, compared with the same period in 2013, primarily as a result of the following:

•
an increase of $7.7 million due to higher transportation revenues primarily from increased rates on ONEOK Partners’ intrastate pipelines, higher rates and contracted capacity on Midwestern Gas Transmission Company and increased interruptible transportation revenues from higher natural gas volumes transported; and

•	an increase of $1.0 million from additional storage services to meet utility customers’ peak-day demand; offset partially by

•	a decrease of $4.3 million due to lower storage revenues from lower contracted capacity.

Net margin increased for the nine months ended September 30, 2014, compared with the same period in 2013, primarily as a result of the following:

•
an increase of $21.5 million due to higher transportation revenues primarily from increased rates on ONEOK Partners’ intrastate pipelines, higher contracted capacity and rates on Midwestern Gas Transmission Company and increased interruptible transportation revenues from higher natural gas volumes transported;

•
an increase of $6.0 million from increased short-term natural gas storage services due to increased park-and-loan services as a result of weather-related seasonal demand primarily in the first quarter 2014;

•	an increase of $5.9 million from higher net retained fuel due to higher natural gas prices and additional natural gas volumes retained;

•	an increase of $5.0 million due to increased park-and-loan services on ONEOK Partners’ interstate pipelines as a result of weather-related seasonal demand in the first quarter 2014; and

•	an increase of $2.6 million primarily from additional storage services to meet utility customers’ peak-day demand; offset partially by

•	a decrease of $10.0 million due to lower storage revenues from lower contracted capacity.

Operating costs increased for the three and nine months ended September 30, 2014, compared with the same periods in 2013, primarily as a result of increased employee-related costs due to higher labor and employee benefit costs, as well as higher expenditures for outside services associated with scheduled maintenance and higher materials and supplies expenses.

Gain on sale of assets increased for the three and nine months ended September 30, 2014, compared with the same periods in 2013, as a result of an excess pad gas sale.

Equity earnings from ONEOK Partners’ investments decreased for the three months ended September 30, 2014, compared with the same period in 2013, due primarily to lower contracted capacity.

Equity earnings from ONEOK Partners’ investments increased for the nine months ended September 30, 2014, compared with the same period in 2013, due primarily to increased park-and-loan services on Northern Border Pipeline as a result of increased weather-related seasonal demand in the first quarter 2014, offset partially by lower contracted capacity in the third quarter 2014.

Capital expenditures increased for the nine months ended September 30, 2014, compared with the same period in 2013, due primarily to system improvements.

Selected Operating Information - The following table sets forth selected operating information for the Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2014	2013	2014	2013
Natural gas transportation capacity contracted (MDth/d)	5,725	5,428	5,760	5,486
Transportation capacity subscribed	90%	89%	91%	90%
Average natural gas price
Mid-Continent region ($/MMBtu)	$3.77	$3.42	$4.58	$3.56
(a) - Includes volumes for consolidated entities only.

ONEOK Partners’ natural gas pipelines primarily serve end users, such as natural gas distribution and electric-generation companies that require natural gas to operate their businesses regardless of location price differentials.  The development of shale and other resource areas has continued to increase available natural gas supply resulting in narrower location and seasonal price differentials.  As additional supply is developed, ONEOK Partners expects producers to demand incremental services in the future to transport their production to market.  The abundance of shale gas supply and new regulations on emissions from coal-fired electric-generation plants may also increase the demand for ONEOK Partners’ services from electric-generation companies as they convert to a natural gas fuel source.  Conversely, contracted capacity by certain customers that are focused on capturing location or seasonal price differentials may decrease in the future due to narrowing price differentials. Overall, ONEOK Partners expects its fee-based earnings to remain relatively stable with growth in certain market areas as the development of shale and other resource areas continues.

In August 2014, Viking Gas Transmission Company filed a prefiling “Stipulation and Agreement in Resolutions of All Issues Concerning Adjustment in Rates of Viking Gas Transmission Company” (settlement) with the FERC. The settlement was approved on October 1, 2014, as filed, and became final on October 31, 2014. Rates under the settlement become effective January 1, 2015, and we do not expect the settlement to materially impact ONEOK Partners.

CONTINGENCIES

Gas Index Pricing Litigation - As previously reported, ONEOK and its subsidiary, ONEOK Energy Services Company L.P. (OESC), along with several other energy companies, are defending multiple lawsuits arising from alleged market manipulation or false reporting of natural gas prices to natural gas-index publications. On April 10, 2013, the United States Court of Appeals for the Ninth Circuit reversed the summary judgments that had been granted in favor of ONEOK, OESC and other unaffiliated defendants in the following cases: Reorganized FLI, Learjet, Arandell, Heartland and NewPage. The Ninth Circuit also reversed the summary judgment that had been granted in favor of OESC on all state law claims asserted in the Sinclair case. ONEOK, OESC and the other unaffiliated defendants filed a Petition for Writ of Certiorari with the United States Supreme Court on August 26, 2013, seeking review of the Ninth Circuit decision. On July 1, 2014, the United States Supreme Court granted the Petition for Writ of Certiorari. We expect a decision by mid 2015.

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

ONEOK - In March 2014, we completed the wind down of our energy services business. We expect future cash expenditures associated with the released transportation and storage capacity from the wind down of our energy services business on an after-tax basis to be approximately $53 million, with approximately $8 million to be paid in the remainder of 2014, $23 million in 2015, $11 million in 2016 and $11 million from 2017 through 2023.

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

ONEOK Partners - In the first nine months of 2014, ONEOK Partners utilized cash from operations, its commercial paper program and proceeds from its equity issuances, including its May 2014 equity offering and “at-the-market” equity program, to fund its short-term liquidity needs and capital projects. See discussion under “Short-term Liquidity and “Long-term Financing” for more information.

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

In February 2014, ONEOK repaid all commercial paper outstanding. At September 30, 2014, ONEOK had $2.1 million in letters of credit issued under the ONEOK Credit Agreement and approximately $97.4 million of cash and cash equivalents. ONEOK had approximately $297.9 million of credit available at September 30, 2014, under the ONEOK Credit Agreement.

The ONEOK Credit Agreement is a $300 million revolving credit facility and contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to Consolidated EBITDA (EBITDA, as defined in the ONEOK Credit Agreement) of no more than 4.0 to 1. Upon breach of certain covenants by us in the ONEOK Credit Agreement, amounts outstanding under the ONEOK Credit Agreement, if any, may become due and payable immediately. At September 30, 2014, ONEOK’s ratio of indebtedness to Consolidated EBITDA, was 1.9 to 1, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement.

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

ONEOK Partners Credit Agreement - The total amount of short-term borrowings authorized by the Board of Directors of ONEOK Partners GP, the general partner of ONEOK Partners, is $2.5 billion.  At September 30, 2014, ONEOK Partners had no commercial paper outstanding, $14.0 million of letters of credit issued, no borrowings outstanding under the ONEOK Partners Credit Agreement, approximately $54.0 million of cash and approximately $1.7 billion of credit available under the ONEOK Partners Credit Agreement.  At September 30, 2014, ONEOK Partners could have issued $3.8 billion of short- and long-term debt to meet its liquidity needs under the most restrictive provisions contained in its various borrowing agreements. Based on the forward LIBOR curve, ONEOK Partners expects interest rates to increase in the next year, compared with interest rates on amounts outstanding during the previous 24 months.

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

Financing to close the West Texas LPG acquisition is expected to come from ONEOK Partners’ available cash on hand or borrowing under its existing $1.7 billion commercial paper program or its existing $1.7 billion credit facility. See additional discussion of this acquisition in the “Financial Results and Operating Information” section in the Natural Gas Liquids segment.

The ONEOK Partners Credit Agreement contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will be increased to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters.  As a result of a pipeline acquisition ONEOK Partners completed in the first quarter 2014, the allowable ratio of indebtedness to adjusted EBITDA increased to 5.5 to 1 through the third quarter 2014. Upon breach of certain covenants by ONEOK Partners in the ONEOK Partners Credit Agreement, amounts outstanding under the ONEOK Partners Credit Agreement, if any, may become due and payable immediately.  At September 30, 2014, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 3.4 to 1, and ONEOK Partners was in compliance with all covenants under the ONEOK Partners Credit Agreement.

Long-term Financing - We do not expect to issue additional equity or long-term notes, as our next debt maturity is not until 2022, and our operating cash requirements are expected to be funded by cash distributions received from ONEOK Partners. Therefore, changes in the debt and equity markets are not expected to impact our financing requirements.

ONEOK Partners expects to fund its longer-term cash requirements by issuing common units or long-term notes. Other options to obtain financing include, but are not limited to, issuance of convertible debt securities, asset securitization, and the sale and lease back of facilities.

ONEOK Partners is subject to changes in the debt and equity markets, and there is no assurance it will be able or willing to access the public or private markets in the future. ONEOK Partners may choose to meet its cash requirements by utilizing some combination of cash flows from operations, borrowing under its commercial paper program or its existing credit facilities, altering the timing of controllable expenditures, restricting future acquisitions and capital projects, or pursuing other debt or equity financing alternatives. Some of these alternatives could result in higher costs or negatively affect their respective credit ratings, among other factors. Based on ONEOK Partners’ general financial condition, market expectations regarding its future earnings and projected cash flows, and ONEOK Partners’ investment-grade credit ratings, we expect ONEOK Partners will be able to meet its cash requirements and maintain its investment-grade credit ratings.

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

ONEOK Partners has an “at-the-market” equity program for the offer and sale from time to time of its common units. The program allows ONEOK Partners to offer and sell its common units at prices ONEOK Partners deems appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between ONEOK Partners and the sales agent. ONEOK Partners is under no obligation to offer and sell common units under the program. At September 30, 2014, ONEOK Partners had approximately $19.3 million available for issuance under its existing $300 million registration statement. In August 2014, ONEOK Partners filed a registration statement with the SEC, which was declared effective in September 2014, to register an additional $650 million of common units. ONEOK Partners anticipates using the new shelf capacity to fund a portion of its future equity capital requirements.

During the three months ended September 30, 2014, ONEOK Partners sold approximately 1.4 million common units through its “at-the-market” equity program. The gross proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in ONEOK Partners, were approximately $82.1 million. Net cash proceeds, after deducting agent commissions and other related costs, were approximately $81.3 million, which were used for general partnership purposes.

During the nine months ended September 30, 2014, ONEOK Partners sold approximately 4.4 million common units through this program. The gross proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $249.5 million. Net cash proceeds, after deducting agent commissions and other related costs, were approximately $245.4 million, which were used for general partnership purposes.

As a result of these transactions, our aggregate ownership interest in ONEOK Partners decreased to 38.3 percent at September 30, 2014, from 41.2 percent at December 31, 2013.

In August 2013, ONEOK Partners completed an underwritten public offering of 11.5 million common units at a public offering price of $49.61 per common unit, generating net proceeds of approximately $553.4 million. In conjunction with issuance, we contributed approximately $11.6 million in order to maintain our 2 percent general partner interest in ONEOK Partners. ONEOK Partners used a portion of the proceeds to repay amounts outstanding under its commercial paper program, and the balance was used for general partnership purposes.

During the three months ended March 31, 2013, ONEOK Partners sold 300,000 common units through its “at-the-market” program that resulted in net proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, of approximately $16.3 million and used the proceeds for general partnership purposes. There were no common units sold through this program in the second or third quarter 2013.

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

Capital Expenditures - ONEOK Partners’ capital expenditures are financed typically through operating cash flows, short- and long-term debt and the issuance of equity.  Consolidated capital expenditures were $1.2 billion and $1.6 billion for the nine months ending September 30, 2014 and 2013, respectively.  Of these amounts, ONEOK Partners’ capital expenditures were $1.2 billion and $1.4 billion for the nine months ended September 30, 2014 and 2013, respectively.  Capital expenditures decreased for the nine months ended September 30, 2014, compared with the same period in 2013, due to timing of expenditures for ONEOK Partners’ growth projects and the separation of the natural gas distribution business on January 31, 2014. The prior year capital expenditures reflect three and nine months, respectively, of capital expenditures for our former natural gas distribution business.

The following table sets forth ONEOK Partners’ 2014 projected capital expenditures, excluding acquisitions and AFUDC:

2014 Projected Capital Expenditures
(Millions of dollars)
Natural Gas Gathering and Processing	$919
Natural Gas Liquids	716
Natural Gas Pipelines	71
Other	19
Total projected capital expenditures	$1,725

Credit Ratings - Our credit ratings are shown in the table below:

	ONEOK		ONEOK Partners
Rating Agency	Rating	Outlook	Rating	Outlook
Moody’s	Baa3	Stable	Baa2	Stable
S&P	BB+	Stable	BBB	Stable

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

If ONEOK Partners’ credit ratings were downgraded, the cost to borrow funds under its commercial paper program or credit agreement would increase, and ONEOK Partners potentially could lose access to the commercial paper market. In the event that ONEOK Partners is unable to borrow funds under its commercial paper program and there has not been a material adverse change in its business, ONEOK Partners would continue to have access to the ONEOK Partners Credit Agreement, which expires in January 2019. An adverse credit rating change alone is not a default under the ONEOK Credit Agreement or the ONEOK Partners Credit Agreement.

In the normal course of business, ONEOK Partners’ counterparties provide secured and unsecured credit.  In the event of a downgrade in ONEOK Partners’ credit ratings or a significant change in ONEOK Partners’ counterparties’ evaluation of its creditworthiness, ONEOK Partners could be required to provide additional collateral in the form of cash, letters of credit or other negotiable instruments as a condition of continuing to conduct business with such counterparties. ONEOK Partners may be required to fund margin requirements with its counterparties with cash, letters of credit or other negotiable instruments. There were no financial derivative instruments with contingent features related to credit risk that were in a net liability position at September 30, 2014.

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

Commodity Prices - ONEOK Partners is subject to commodity-price volatility. Significant fluctuations in commodity prices will affect its overall liquidity due to the impact commodity-price changes have on its cash flows from operating activities, including the impact on working capital for NGLs and natural gas held in storage, margin requirements and certain energy-related receivables. ONEOK Partners believes that its available credit and cash and cash equivalents are adequate to meet liquidity requirements associated with commodity-price volatility. See discussion under “Commodity-Price Risk” in Part I,

Item 3, Quantitative and Qualitative Disclosures about Market Risk, in this Quarterly Report for information on ONEOK Partners’ hedging activities.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Nine Months Ended		2014 vs. 2013
	September 30,		Increase (Decrease)
	2014	2013
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$870.5	$1,021.5	$(151.0)
Investing activities	(1,192.1)	(1,880.7)	688.6
Financing activities	324.3	1,055.1	(730.8)
Change in cash and cash equivalents	2.7	195.9	(193.2)
Change in cash and cash equivalents included in discontinued operations	3.1	1.3	1.8
Change in cash and cash equivalents included in continuing operations	5.8	197.2	(191.4)
Cash and cash equivalents at beginning of period	145.6	579.6	(434.0)
Cash and cash equivalents at end of period	$151.4	$776.8	$(625.4)

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

Cash flows from operating activities, before changes in operating assets and liabilities, were approximately $884.5 million for the nine months ended September 30, 2014, compared with $916.5 million for the same period in 2013.  The decrease was due primarily to the 2013 operating activities, including the operations of our former natural gas distribution business, which was discontinued effective January 31, 2014, as discussed in Note B, offset partially by higher operating income from ONEOK Partners, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows by approximately $14.0 million for the nine months ended September 30, 2014, compared with an increase of $105.0 million for the same period in 2013.  This change is due primarily to the change in NGL volumes in storage and commodity imbalances, as well as the settlement of liabilities related to the wind down of our former energy services business. This change also is due to the change in accounts receivable, accounts payable and affiliate payables resulting from the timing of receipt of cash from customers and payments to vendors and suppliers, which vary from period to period.

Investing Cash Flows - Cash used in investing activities decreased for the nine months ended September 30, 2014, compared with the same period in 2013, due primarily to the separation of ONE Gas, resulting in lower capital expenditures. Cash used in investing activities at ONEOK Partners decreased due to the timing of expenditures for its growth projects in the Natural Gas Gathering and Processing, and Natural Gas Liquids segments, as well as a ONEOK Partners acquisition in 2013.

Financing Cash Flows - Cash provided by financing activities decreased for the nine months ended September 30, 2014, as compared with the same period in 2013, due primarily to ONEOK debt retirements, repayment of notes payable, $60 million of cash included in the ONE Gas separation and higher dividends and distributions paid. ONEOK Partners also issued $1.25 billion of senior notes in September 2013. These decreases were offset partially by the issuance of $1.2 billion of ONE Gas debt and higher issuances of ONEOK Partners common units.

REGULATORY, ENVIRONMENTAL AND SAFETY MATTERS

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

In June 2013, the Executive Office of the President of the United States (the President) issued the President’s Climate Action Plan, which includes, among other things, plans for further regulatory actions to reduce carbon emissions from various sources. On March 28, 2014, the President released the Climate Action Plan - Strategy to Reduce Methane Emissions (Methane Strategy) that lists a number of actions that the federal agencies will undertake to continue to reduce above-ground methane emissions from several industries, including the oil and natural gas sectors. The proposed measures outlined in the Methane Strategy include, without limitation, the following: collaboration with the states to encourage emission reductions; standards to minimize natural gas venting and flaring on public lands; policy recommendations for reducing emissions from energy infrastructure to increase the performance of the nation’s energy transmission, storage and distribution systems; and continued efforts by PHMSA to require pipeline operators to take steps to eliminate leaks and prevent accidental methane releases and evaluate the progress of states in replacing cast-iron pipelines. The impact of any such proposed regulatory actions on ONEOK Partners’ facilities and operations is unknown. ONEOK Partners continues to monitor these developments and the impact they may have on its business. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a significant impact on its business, financial position, results of operations and cash flows.

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

ONEOK Partners’ 2013 total reported emissions were approximately 46.7 million metric tons of carbon dioxide equivalents. The 2013 total reportable emissions related to our former natural gas distribution business were approximately 14.0 million metric tons of carbon dioxide equivalents. These totals include direct emissions from the combustion of fuel in our equipment, such as compressor engines and heaters, as well as carbon dioxide equivalents from natural gas and NGL products delivered to customers and produced, as if all such fuel and NGL products were combusted. The additional cost to gather and report this emissions data did not have, and ONEOK Partners does not expect it to have, a material impact on its results of operations, financial position or cash flows.  In addition, Congress has considered, and may consider in the future, legislation to reduce greenhouse gas emissions, including carbon dioxide and methane. Likewise, the EPA may institute additional regulatory rule-making associated with greenhouse gas emissions from the oil and natural gas industry. At this time, no rule or legislation has been enacted that assesses any costs, fees or expenses on any of these emissions.

In April 2014, the EPA and the United States Army Corps of Engineers proposed a joint rule-making to redefine the definition of “Waters of the United States” under the Clean Water Act. The public comment period on the proposed rule-making remains pending and, as a result, the impact of any such proposed regulatory actions on ONEOK Partners’ projects, facilities and operations is unknown.

The EPA’s “Tailoring Rule” regulates greenhouse gas emissions at new or modified facilities that meet certain criteria. Affected facilities are required to review BACT, conduct air-quality and impact analysis and public reviews with respect to such emissions.  At current emissions threshold levels, this rule has had a minimal impact on ONEOK Partners’ existing facilities.  In addition, on June 23, 2014, the Supreme Court of the United States, in a case styled, Utility Air Regulatory Group v. EPA, 530 U.S. (2014), held that an industrial facility’s potential to emit GHG emissions alone cannot subject a facility to the permitting requirements for major stationary source provisions of the Clean Air Act. The decision invalidated the EPA’s current Triggering and Tailoring Rule for GHG Prevention of Significant Deterioration (PSD) and Title V requirements as applied to facilities considered major sources only for GHGs. However, the Court also ruled that to the extent a source pursues a capital project (new construction or expansion of existing facility), which otherwise subjects the source to major source PSD permitting for conventional criteria pollutants, the permitting authorities may impose BACT analysis and emission limits for GHGs from those sources. We are in the process of evaluating the effects the decision and related pending judicial proceedings at the lower court level may have on ONEOK Partners’ existing operations, and the opportunities it creates for design decisions for new project applications.

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

The rule was most recently amended in September 2013, and a further proposed rule-making was published in July 2014. The EPA has indicated that further amendments may be issued in 2014. Based on the amendments, ONEOK Partners’ understanding of pending stakeholder responses to the NSPS rule and the proposed rule-making, ONEOK Partners does not anticipate a material impact to its anticipated capital, operations and maintenance costs resulting from compliance with the regulation. However, the EPA may issue additional responses, amendments and/or policy guidance on the final rule, which could alter its present expectations. Generally, the NSPS rule will require expenditures for updated emissions controls, monitoring and record-keeping at affected facilities in the crude oil and natural gas industry. ONEOK Partners does not expect these expenditures will have a material impact on its results of operations, financial position or cash flows.

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

Pipeline Security - The United States Department of Homeland Security’s Transportation Security Administration and the DOT have completed a review and inspection of ONEOK Partners’ “critical facilities” and identified no material security issues.  Also, the Transportation Security Administration has released new pipeline security guidelines that include broader definitions for the determination of pipeline “critical facilities.”  ONEOK Partners has reviewed its pipeline facilities according to the new guideline requirements, and there have been no material changes required to date.

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

FORWARD-LOOKING STATEMENTS

Some of the statements contained and incorporated in this Quarterly Report are forward-looking statements as defined under federal securities laws.  The forward-looking statements relate to our anticipated financial performance (including projected operating income, net income, capital expenditures, cash flow and projected levels of dividends), liquidity, management’s plans and objectives for our future growth projects and other future operations (including plans to construct additional natural gas and natural gas liquids pipelines and processing facilities and related cost estimates), our business prospects, the outcome of regulatory and legal proceedings, market conditions and other matters.  We make these forward-looking statements in reliance on the safe harbor protections provided under federal securities legislation and other applicable laws.  The following discussion is intended to identify important factors that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

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

One should not place undue reliance on forward-looking statements.  Known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements.  Those factors may affect our operations, markets, products, services and prices.  In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  Other factors could also have material adverse effects on our future results.  These and other risks are described in greater detail in Part I, Item 1A, Risk Factors, in our most recent Annual Report on Form 10-K and in our other filings that we make with the SEC, which are available via the SEC’s website at www.sec.gov.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Any such forward-looking statement speaks only as of the date on which such statement is made, and other than as required under securities laws, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information, subsequent events or change in circumstances, expectations or otherwise.

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

INTEREST-RATE RISK

We and ONEOK Partners are subject to the risk of interest-rate fluctuation in the normal course of business.  We and ONEOK Partners manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps.  Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At September 30, 2014, and December 31, 2013 ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $900 million and $400 million, respectively, that have been designated as cash flow hedges of the variability of interest payments on a portion of a forecasted debt issuance that may result from changes in the benchmark interest rate before the debt is issued. The interest rate on all of our and ONEOK Partners’ long-term debt was fixed. Future issuances of long-term debt could be affected by changes in interest rates, which could result in higher interest costs.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the third quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information about our legal proceedings is provided in Note M, “Legal Proceedings” of the Notes to Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report. Additional information about our legal proceedings is included under Part 1, Item 3, Legal Proceedings, in our Annual Report.

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents:  (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iv) Consolidated Balance Sheets at September 30, 2014, and December 31, 2013; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; (vi) Consolidated Statement of Changes in Equity for the nine months ended September 30, 2014; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: November 5, 2014	By:	/s/ Derek S. Reiners
Derek S. Reiners
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)