Form 10-K
period 2014-12-31
ONEOK INC /NEW/
filed 2015-02-25
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014.
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

Aggregate market value of registrant’s common stock held by non-affiliates based on the closing trade price on June 30, 2014, was $13.9 billion.

On February 17, 2015, the Company had 208,400,547 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 20, 2015, are incorporated by reference in Part III.

ONEOK, Inc.
2014 ANNUAL REPORT

As used in this Annual Report, references to “we,” “our” or “us” refer to ONEOK, Inc., an Oklahoma corporation, and its predecessors and subsidiaries, including ONEOK Partners and its subsidiaries, unless the context indicates otherwise.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Annual Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2014
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
CFTC	Commodities Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act Amendments of 1972, as amended
DOT	United States Department of Transportation
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
IRS	Internal Revenue Service
KCC	Kansas Corporation Commission
LIBOR	London Interbank Offered Rate
MBbl	Thousand barrels
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
MMBbl	Million barrels
MMBtu	Million British thermal units
MMBtu/d	Million British thermal units per day
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Act	Natural Gas Act of 1938, as amended
Natural Gas Policy Act	Natural Gas Policy Act of 1978, as amended
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NGL(s)	Natural gas liquid(s)
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONE Gas Credit Agreement	ONE Gas’ $700 million revolving credit agreement dated December 20, 2013, and effective as of January 31, 2014
ONEOK	ONEOK, Inc.
ONEOK Credit Agreement	ONEOK’s $300 million amended and restated revolving credit agreement effective as of January 31, 2014
ONEOK Partners	ONEOK Partners, L.P.
ONEOK Partners Credit Agreement	ONEOK Partners’ $1.7 billion amended and restated revolving credit agreement effective as of January 31, 2014
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and the sole general partner of ONEOK Partners
OPIS	Oil Price Information Service
OSHA	Occupational Safety and Health Administration

PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Rating Services
SCOOP	South Central Oklahoma Oil Province
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
TransCanada	TransCanada Corporation
WTI	West Texas Intermediate
West Texas LPG	The West Texas LPG Pipeline Limited Partnership and the Mesquite Pipeline
XBRL	eXtensible Business Reporting Language

The statements in this Annual Report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements. Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “goal,” “forecast,” “guidance,” “could,” “may,” “continue,” “might,” “potential,” “scheduled” and other words and terms of similar meaning.  Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that such expectations and assumptions will be achieved.  Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part I, Item 1A, “Risk Factors,” and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Forward-Looking Statements,” in this Annual Report.

PART I

ITEM 1.    BUSINESS

GENERAL

We are a corporation incorporated under the laws of the state of Oklahoma, and our common stock is listed on the NYSE under the trading symbol “OKE.”  We are the sole general partner and, as of December 31, 2014, owned 37.8 percent of ONEOK Partners (NYSE: OKS), one of the largest publicly traded master limited partnerships. Our goal is to provide management and resources to ONEOK Partners, enabling it to execute its growth strategies and allowing us to grow our dividend. ONEOK Partners applies its core capabilities of gathering, processing, fractionating, transporting, storing and marketing natural gas and NGLs through the rebundling of services across the energy value chains, primarily through vertical integration, to provide its customers with premium services at lower costs. ONEOK Partners is a leader in the gathering, processing, storage and transportation of natural gas in the United States.  In addition, ONEOK Partners owns one of the nation’s premier natural gas liquids systems, connecting NGL supply in the Mid-Continent, Permian and Rocky Mountain regions with key market centers.

Separation of Natural Gas Distribution Business - In January 2014, our board of directors unanimously approved the separation of our former natural gas distribution business into a stand-alone publicly traded company, ONE Gas (NYSE: OGS), which was completed on January 31, 2014. ONEOK shareholders of record at the close of business on January 21, 2014, retained their current shares of ONEOK stock and received one share of ONE Gas stock for every four shares of ONEOK stock owned in a transaction that was tax-free to ONEOK and its shareholders. In connection with the separation, we received a cash payment of approximately $1.13 billion from ONE Gas and utilized the proceeds to repay outstanding commercial paper and approximately $550 million of long-term debt.

Wind Down of Energy Services - We completed the wind down of our former energy services business on March 31, 2014. See additional discussion in the Note B to the Consolidated Financial Statements included in this Annual Report.

EXECUTIVE SUMMARY

Commodity Price Environment - The global demand for crude oil has continued to increase, but significantly higher supply has led to a dramatic fall in crude oil prices. Commodity prices declined sharply in the fourth quarter 2014 and continued to decline into early 2015. WTI crude oil prices declined to less than $50.00 per barrel in early 2015, compared with approximately $90.00 per barrel in September 2014. NYMEX natural gas prices also declined to approximately $3.00 per MMBtu in early 2015, compared with prices in excess of $4.00 per MMBtu in September 2014. The decline in crude oil prices has also contributed to lower NGL product prices and narrow NGL product price differentials.

We expect lower commodity prices to persist throughout 2015. In response, producer capital investment for crude oil and natural gas exploration is expected to decrease, and declines in crude oil and natural gas production and reduced drilling activity are expected to slow crude oil, natural gas and NGL supply growth. We expect crude oil and natural gas producers to focus capital spending and drilling activities on core locations that are most economical to develop.

We also expect narrow NGL price differentials with periods of volatility for certain NGL products between the Conway, Kansas, and Mont Belvieu, Texas, market centers to persist as new fractionators and pipelines from the various NGL-rich shale areas throughout the country, including ONEOK Partners’ growth projects discussed below, continue to add supply to the market.

In the future, we expect commodities prices to recover; however, the timing of this recovery is uncertain. We do not expect commodities prices to return in the near term to the levels experienced in the first half of 2014.

The lower commodity price environment is expected to have an adverse impact on our and ONEOK Partners’ financial results in 2015. ONEOK Partners is responding by aligning its operating costs and capital-growth projects with the needs of crude oil and natural gas producers, which includes suspending, reducing or eliminating certain capital-growth projects; limiting increases of distributions to its partners, including us; and negotiating various contract enhancements. These actions are expected to impact our financial results and cash distributions received from ONEOK Partners in 2015.

Supply - Because crude oil and natural gas producers received higher market prices on a heating-value basis for crude oil and NGLs compared with natural gas, many producers in North America focused their drilling activity in NGL-rich shale areas throughout the country that produce crude oil and NGL-rich natural gas rather than areas that produce dry natural gas. This resulted in crude oil, natural gas and NGL production increasing at a rate faster than demand.

The recent decline in crude oil, natural gas and NGL prices, along with announced reductions in producer drilling activities, are expected to slow supply growth in the United States in 2015. However, we continue to expect demand for midstream infrastructure development to be driven by producers who need to connect production with end-use markets where current infrastructure is insufficient or nonexistent.

The significant drilling activity in the Williston Basin has caused natural gas production to exceed the capacity of existing natural gas gathering and processing infrastructure, which results in the flaring of natural gas (the controlled burning of natural gas at the wellhead) by producers. We expect ONEOK Partners’ natural gas gathered and processed volumes in the Williston Basin to continue to grow in 2015, despite expected reductions in producer drilling activity. We expect ONEOK Partners to capture a substantial amount of natural gas currently being flared by producers and production from wells that have been drilled but not yet completed or connected to its system. We expect additional volume from new wells focused in core areas, which typically produce at higher initial production rates compared with noncore areas. We also expect supply growth to continue in 2016 and 2017, although not as rapidly as growth experienced in 2014.

Due to success in extracting NGLs, ethane production has increased more rapidly than the petrochemical industry’s current demand for ethane. We believe similar market conditions may generally persist until ethylene producers increase their capacity, with the largest number of additions expected to be completed over the next two to four years, to consume additional ethane feedstock volumes through plant modifications and expansions, and the completion of announced new world-scale ethylene production capacity. As a result, natural gas processors continue to limit the recovery of the ethane component of the natural gas stream, also known as ethane rejection. Instead, natural gas processors leave much of the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants. Low or unprofitable price differentials between ethane and natural gas resulted in ethane rejection at most of ONEOK Partners’ natural gas processing plants and most of its customers’ natural gas processing plants connected to its natural gas liquids gathering system in the Mid-Continent and Rocky Mountain regions during 2013 and 2014, which reduced natural gas liquids volumes gathered, fractionated and transported in the Natural Gas Liquids segment and our and ONEOK Partners’ results of operations.

We expect ethane rejection to persist until new world-scale ethylene production capacity begins coming on line, which we anticipate to occur in 2017 and is expected to increase ethane demand. Ethane rejection is expected to continue to have a significant impact on our financial results through 2017. However, the Natural Gas Liquids segment’s integrated assets enable it to mitigate partially the impact of ethane rejection through minimum volume commitments and its ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials in its optimization activities. See additional discussion in the “Financial Results and Operating Information” section.

Growth Projects - In response to increased production of crude oil, natural gas and NGLs, and higher demand for NGL products, ONEOK Partners completed approximately $5.9 billion in growth projects and acquisitions from 2010 through 2014 and has approximately $2.1 billion to $3.0 billion of projects in various stages of construction, including approximately $2.2 billion in new projects and acquisitions announced in 2014, to meet the needs of natural gas producers and processors, as well as enhance its natural gas liquids fractionation, distribution and storage infrastructure in the Gulf Coast region. This infrastructure also will enhance the distribution of NGL products to meet the increasing petrochemical industry and NGL export demand. ONEOK Partners is responding to changes in producer drilling activity by suspending capital expenditures of several projects. ONEOK Partners expects to resume its suspended capital-growth projects as soon as market conditions improve. When completed, ONEOK Partners expects these projects to increase volumes in its businesses and generate additional earnings and cash flows, particularly from fee-based revenues in the Natural Gas Liquids segment, while also increasing commodity price sensitivity in the Natural Gas Gathering and Processing segment. If the current commodity price environment persists for a prolonged period, it may further impact the timing or demand for additional infrastructure projects or growth opportunities in the future.

Liquidity - During 2014, we relied primarily on distributions from ONEOK Partners to fund our short-term liquidity and capital requirements. Our cash flow sources and requirements changed significantly following the separation of our former natural gas distribution business and the wind down of our former energy services business. Our primary source of cash inflows are distributions from ONEOK Partners, and our primary cash outflows are dividends to our shareholders. We also have access to our $300 million ONEOK Credit Agreement, which we amended in January 2014, extending its maturity to January 2019. We do not expect any principal debt-service requirements until our next long-term debt maturity in 2022.

ONEOK Partners anticipates that its cash flows generated from operations, existing capital resources and ability to obtain financing will enable it to maintain its current and planned levels of operations.  ONEOK Partners relies heavily on capital markets to finance its capital-growth projects. Its ability to continue to access capital markets for debt and equity financing under reasonable terms depends on its financial condition, credit ratings and market conditions. ONEOK Partners expects to fund its future capital expenditures with short- and long-term debt, the issuance of equity and operating cash flows. The recent decline in commodity prices has contributed to a decrease in ONEOK Partners’ unit price. While lower commodity prices and industry uncertainty may continue to increase its debt and equity financing costs, ONEOK Partners expects to have sufficient liquidity to finance its announced capital-growth projects.

During 2014, we paid cash dividends of $2.125 per share, an increase of approximately 44 percent from the $1.48 per share paid during 2013.  In January 2015, we declared a dividend of $0.605 per share ($2.42 per share on an annualized basis), an increase of approximately 51 percent from the $0.40 declared in January 2014.

In December 2013, ONEOK Partners amended and restated its credit agreement, effective January 31, 2014, to increase the capacity of the facility to $1.7 billion from $1.2 billion and extended the maturity to January 2019. In February 2015, ONEOK Partners notified its lenders of its intent to exercise its option to increase the capacity of the facility to $2.4 billion by increased commitments from existing lenders and/or commitments from one or more new lenders, which is pending lenders’ approval. The facility is available to provide liquidity for working capital, capital expenditures and other general partnership purposes.

During 2014, ONEOK Partners paid cash distributions to its limited partners of $3.01 per unit, an increase of approximately 5 percent compared with the $2.87 per unit paid during 2013.  In January 2015, ONEOK Partners GP declared a cash distribution to ONEOK Partners’ limited partners of $0.79 per unit ($3.16 per unit on an annualized basis) for the fourth quarter 2014, an increase of approximately 8 percent compared with the $0.73 declared in January 2014.

In 2014, ONEOK Partners issued approximately 21.8 million common units through an underwritten public offering and its “at-the-market” equity program, generating net proceeds of approximately $1.1 billion, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in ONEOK Partners. ONEOK Partners utilized proceeds from these equity issuances, cash from operations and short-term borrowings under its commercial paper program to meet its short-term liquidity needs, repay amounts outstanding under its commercial paper program, fund its capital projects and acquisitions and for general partnership purposes.

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

•
Maximize dividend payout while maintaining prudent financial strength and flexibility - during 2014, cash dividends paid per share increased 44 percent compared with the prior year. During 2014, ONEOK Partners’ cash distributions increased by 14 cents per unit, an increase of approximately 5 percent compared with 2013. ONEOK Partners announced new capital projects and acquisitions of $2.2 billion, increasing its total growth program, which began in 2010, to approximately $8.0 billion to $8.9 billion. These projects are expected to meet the needs of NGL and natural gas producers in the Williston Basin and NGL-rich areas of the Powder River Basin in the Rocky Mountain region; the Cana-Woodford Shale, Springer Shale, Stack and SCOOP areas in Oklahoma, and the Permian Basin in Texas and New Mexico; and provide additional natural gas liquids infrastructure in the Mid-Continent and Gulf Coast areas, which will enhance the distribution of NGL products to meet the increasing petrochemical industry and NGL export demand. When completed, these projects are anticipated to provide additional earnings and cash flows. Our strategy is to distribute the majority of our cash flows in excess of debt service, income taxes and other operating needs in the form of dividends. ONEOK Partners’ balance sheet remains strong, and ONEOK Partners will seek to maintain investment-grade credit ratings; and

•
Attract, select, develop and retain a diverse group of employees to support strategy execution - we continue to execute on our recruiting strategy that targets professional and field personnel in our operating areas. We also continue to focus on employee development efforts with our current employees and monitor our benefits and compensation package to remain competitive.

NARRATIVE DESCRIPTION OF BUSINESS

At December 31, 2014, we report operations in the following business segments:

•	Natural Gas Gathering and Processing;

•	Natural Gas Liquids; and

•	Natural Gas Pipelines.

Natural Gas Gathering and Processing

Overview - The Natural Gas Gathering and Processing segment provides nondiscretionary services to producers that include gathering and processing of natural gas produced from crude oil and natural gas wells. Unprocessed natural gas is compressed and gathered through pipelines and transported to processing facilities where volumes are aggregated, treated and processed to remove water vapor, solids and other contaminants and to extract NGLs in order to provide marketable natural gas, commonly referred to as residue gas.  The residue gas, which consists primarily of methane, is compressed and delivered to natural gas pipelines for transportation to end users. When the NGLs are separated from the unprocessed natural gas at the processing plants, the NGLs are in the form of a mixed, unfractionated NGL stream that is delivered to natural gas liquids gathering pipelines for transportation to natural gas liquids fractionators.

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

The significant growth in the development of crude oil and NGL-rich natural gas in the Williston Basin has caused natural gas production to exceed the capacity of existing natural gas gathering and processing infrastructure, which results in the flaring of natural gas (the controlled burning of natural gas at the wellhead) by producers. In July 2014, the North Dakota Industrial Commission approved a policy designed to limit flaring at existing and future crude oil wells in the Williston Basin. The policy establishes crude oil production limits that will take effect if a producer fails to meet requirements to capture natural gas at the wellhead. ONEOK Partners is constructing additional natural gas gathering pipelines, compression and processing plants, and natural gas liquids pipeline capacity that are expected to help alleviate capacity constraints. We expect ONEOK Partners’ natural gas gathered and processed volumes in the Williston Basin to continue to grow in 2015, despite expected reductions in producer drilling activity, as it captures natural gas currently being flared by producers and natural gas produced with new drilling focused in core areas, which typically produce at higher initial production rates compared with noncore areas.

Revenues for this segment are derived primarily from commodity and fee-based contracts. ONEOK Partners generally gathers and processes natural gas under the following types of contracts:

•
POP with fee - ONEOK Partners retains a percentage of the proceeds from the sale of residue gas, condensate and/or NGLs, and charges fees for gathering, treating, compressing and/or processing the producer’s natural gas. POP with fee contracts expose ONEOK Partners to commodity price risk. This type of contract represented approximately 87 percent and 85 percent of contracted volumes in this segment for 2014 and 2013, respectively. There are a variety of factors that directly affect ONEOK Partners’ POP revenues, including:

–	the natural gas, crude oil and NGL prices received for its retained products;

–	the percentage of NGL, condensate and residue natural gas sales proceeds retained by ONEOK Partners that it receives as payment for the services it provides;

–	the composition of the NGLs produced;

–	volume produced that affects its fee revenue; and

–	transportation and fractionation costs incurred on the NGLs, condensate and natural gas it retains.

•
Fee - ONEOK Partners is paid a fee for the services it provides, based on volumes gathered, processed, treated and/or compressed. ONEOK Partners’ fee-based contracts represented approximately 13 percent and 15 percent of contracted volumes in this segment for 2014 and 2013, respectively.

We expect ONEOK Partners’ capital projects will continue to generate additional revenues, earnings and cash flows as they are completed. ONEOK Partners’ natural gas liquids and natural gas commodity price sensitivity within this segment may increase in the future as its capital projects are completed and volumes increase under POP contracts with a fee-based component with its customers. ONEOK Partners uses commodity derivative instruments and physical-forward contracts to reduce its near-term sensitivity to fluctuations in the natural gas, crude oil and NGL prices received for its share of volumes. ONEOK Partners continues to seek opportunities to convert certain of its POP contracts to fee-based contracts or increase the fee component in its POP contracts.

Unconsolidated Affiliates - The Natural Gas Gathering and Processing segment includes the following unconsolidated affiliates:

•	49 percent ownership interest in Bighorn Gas Gathering, which operates a major coal-bed methane gas gathering system serving a broad production area in northeast Wyoming;

•	37 percent ownership interest in Fort Union Gas Gathering, which gathers coal-bed methane gas produced in the Powder River Basin and delivers it into the interstate pipeline grid;

•
35 percent ownership interest in Lost Creek Gathering Company, which gathers natural gas produced from conventional wells in the Wind River Basin of central Wyoming and delivers natural gas into the interstate pipeline grid; and

•	10 percent ownership interest in Venice Energy Services Co., a natural gas processing complex near Venice, Louisiana.

See Note P of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of ONEOK Partners’ unconsolidated affiliates.

Market Conditions and Seasonality - Supply - Natural gas supply is affected by producer drilling activity, which is sensitive to commodity prices, drilling rig availability, exploration success, operating capability, access to capital and regulatory control. In recent years, higher crude oil prices and advances in horizontal drilling and completion technology have had a positive impact on drilling activity, which has provided an offset to the less favorable supply projections in some of the conventional resource areas. However, the recent decrease in crude oil prices has resulted in a decline in drilling activity in the shale formations, and further reductions are expected in 2015.

Extreme weather conditions can impact the volumes of natural gas gathered and processed and NGL volumes gathered, transported and fractionated.  Freeze-offs are a phenomenon where water produced from natural gas freezes at the wellhead or within the gathering system. This causes a temporary interruption in the flow of natural gas.  This is more prevalent in the Rocky Mountain region where temperatures tend to be colder than in the Mid-Continent region but can occur throughout ONEOK Partners’ systems.  All of the operations may be affected by other weather conditions that may cause a loss of electricity or prevent access to certain locations that affect a producer’s ability to complete wells or ONEOK Partners’ ability to connect these wells to its systems.

In the Rocky Mountain region, Williston Basin natural gas volumes continued to grow in 2014 as new well connections to ONEOK Partners’ system from drilling completions increased, driven primarily by producer development of Bakken Shale crude oil wells, which also produce associated natural gas containing significant quantities of NGLs. We expect a reduction in well connections in 2015, compared with 2014, due to lower commodity prices and reduced drilling activity. We do not expect the decrease in drilling activities to impact materially ONEOK Partners’ volume growth in 2015 due to the significant amount of natural gas currently being flared by producers and new production requiring connection to its gathering and processing system. If current crude oil prices persist beyond 2015, volume growth in this region could slow further or possibly decline. We expect slower volume growth in the NGL-rich Niobrara Shale area of the Powder River Basin in the current commodity price environment. Additionally, ONEOK Partners has seen declines in natural gas volumes gathered in portions of the Powder River Basin that produce dry gas from coal-bed methane areas. We expect the energy commodity price environment to remain depressed for at least the near term, which has caused producers to announce plans for reduced drilling for crude oil and natural gas, which we expect will slow volume growth or reduce volumes of natural gas and NGLs delivered to systems owned by ONEOK Partners’ equity method investments. If the current energy commodity price environment persists for a prolonged period or further declines, it could result in additional impairments of ONEOK Partners’ equity method investments.

In the Mid-Continent region, ONEOK Partners has significant natural gas gathering and processing assets in Oklahoma and Kansas. During 2015, we expect drilling activity in the Cana-Woodford Shale, Woodford Shale, Stack and SCOOP areas in Oklahoma to offset partially the volumetric declines from existing wells that supply ONEOK Partners’ natural gas gathering and processing facilities. If the current energy commodity price environment persists for a prolonged period or declines further, ONEOK Partners’ natural gas gathered and processed volumes for this region may further decline.

Demand - Demand for natural gas gathering and processing services is aligned typically with the production of natural gas from natural gas resource areas or the associated natural gas from wells drilled in crude oil resource areas.  Gathering and processing are nondiscretionary services that producers require to market their natural gas and NGL production. Due to the recent decline in crude oil prices, we expect producer capital investment to decrease, which combined with decline rates and lower drilling activity is expected to slow crude oil, natural gas and NGL supply growth. This may result in decreased demand for ONEOK Partners’ gathering and processing services if there is not sufficient natural gas production from new drilling activity to offset the natural decline in production volumes.

Commodity Prices - Crude oil, natural gas and NGL prices historically have been volatile and may be subject to significant fluctuations in the future as market conditions change. For example, WTI crude oil prices declined to less than $50.00 per barrel in early 2015, compared with approximately $90.00 per barrel in September 2014. NYMEX natural gas prices also declined to approximately $3.00 per MMBtu in early 2015, compared with prices in excess of $4.00 per MMBtu in September 2014. The decline in crude oil prices has also contributed to lower NGL product prices and narrow NGL product price differentials.

ONEOK Partners is exposed to commodity price risk and the cost of NGL transportation to various market locations as a result of receiving commodities through its POP contracts in exchange for its services. ONEOK Partners uses commodity derivative financial instruments and physical-forward contracts to reduce the near-term impact of price fluctuations related to natural gas, NGLs and condensate.

The price differential between the typically higher valued NGL products and the value of natural gas, particularly the price differential between ethane and natural gas, may influence the volume of NGLs recovered from natural gas processing plants. When economic conditions warrant, natural gas processors may elect to reduce the recovery of the ethane component of the natural gas stream, also known as ethane rejection, and instead leave much of the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants. ONEOK Partners’ natural gas processing plant operations can be adjusted to respond to market conditions, such as demand for ethane.  By changing operating parameters at certain plants, ONEOK Partners can reduce the amount of ethane recovered if the price differential is unfavorable.

Seasonality - Certain products of this segment are subject to weather-related seasonal demand.  Cold temperatures typically increase demand for natural gas and propane, which are used to heat homes and businesses.  Warm temperatures typically drive demand for natural gas used for natural gas-fired electric generation needed to meet the demand required to cool residential and commercial properties.  Demand for butanes and natural gasoline, which are used primarily by the refining industry as blending stocks for motor fuel, also may be subject to some variability as automotive travel increases and seasonal gasoline formulation standards are implemented.  During periods of peak demand for a certain commodity, prices for that product typically increase.

Competition - The natural gas gathering and processing business remains relatively fragmented despite significant consolidation in the industry. ONEOK Partners competes for natural gas supplies with major integrated oil companies, independent exploration and production companies that have gathering and processing assets, pipeline companies and their affiliated marketing companies, national and local natural gas gatherers and processors, and marketers in the Mid-Continent and Rocky Mountain regions. The factors that typically affect ONEOK Partners’ ability to compete for natural gas supplies are:

•	quality of services provided;

•	producer drilling activity;

•	products retained and/or fees charged under its gathering and processing contracts;

•	location of its gathering systems relative to those of its competitors;

•	location of its gathering systems relative to drilling activity;

•	operating pressures maintained on its gathering systems;

•	efficiency and reliability of its operations;

•	delivery capabilities for natural gas and natural gas liquids that exist in each system and plant location; and

•	cost of capital.

Competition for natural gas gathering and processing services continues to increase as new infrastructure projects are completed to address increased production from shale and other resource areas.  In response to these changing industry conditions, ONEOK Partners is evaluating opportunities to increase earnings and cash flows, and reduce risk by:

•	investing capital to construct and expand its assets;

•	improving natural gas processing efficiency;

•	reducing operating costs;

•	consolidating assets;

•	decreasing commodity price exposure; and

•	renegotiating low-margin contracts.

Government Regulation - The FERC traditionally has maintained that a natural gas processing plant is not a facility for the transportation or sale for resale of natural gas in interstate commerce and, therefore, is not subject to jurisdiction under the Natural Gas Act.  Although the FERC has made no specific declaration as to the jurisdictional status of ONEOK Partners’ natural gas processing operations or facilities, its natural gas processing plants are primarily involved in extracting NGLs and, therefore, are exempt from FERC jurisdiction.  The Natural Gas Act also exempts natural gas gathering facilities from the jurisdiction of the FERC. ONEOK Partners believes its natural gas gathering facilities and operations meet the criteria used by the FERC for nonjurisdictional natural gas gathering facility status.  Interstate transmission facilities remain subject to FERC jurisdiction. The FERC has historically distinguished between these two types of facilities, either interstate or intrastate, on a fact-specific basis. ONEOK Partners transports residue natural gas from its natural gas processing plants to interstate pipelines in accordance with Section 311(a) of the Natural Gas Policy Act.

Oklahoma, Kansas, Wyoming, Montana and North Dakota also have statutes regulating, to various degrees, the gathering of natural gas in those states.  In each state, regulation is applied on a case-by-case basis if a complaint is filed against the gatherer with the appropriate state regulatory agency.

See further discussion in the “Regulatory, Environmental and Safety Matters” section.

Natural Gas Liquids

Overview - The Natural Gas Liquids segment owns and operates facilities that gather, fractionate, treat and distribute NGLs and store NGL products, primarily in Oklahoma, Kansas, Texas, New Mexico and the Rocky Mountain region where it provides nondiscretionary services to producers of NGLs.  It owns or has an ownership interest in FERC-regulated natural gas liquids gathering and distribution pipelines in Oklahoma, Kansas, Texas, New Mexico, Montana, North Dakota, Wyoming and Colorado, and terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois.  ONEOK Partners also owns FERC-regulated natural gas liquids distribution and refined petroleum products pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect its Mid-Continent assets with Midwest markets, including Chicago, Illinois.  The majority of the pipeline-connected natural gas processing plants in Oklahoma, Kansas and the Texas Panhandle, which extract unfractionated NGLs from unprocessed natural gas, are connected to its gathering systems.  ONEOK Partners owns and operates truck- and rail-loading and -unloading facilities that connect with its natural gas liquids fractionation and pipeline assets.  In April 2013, ONEOK Partners began transporting unfractionated NGLs from natural gas processing plants in the Williston Basin on its Bakken NGL Pipeline. These unfractionated NGLs previously were transported by rail to its Mid-Continent natural gas liquids fractionation facilities. ONEOK Partners continues to use its rail-terminal facilities in its NGL marketing activities. In November 2014, ONEOK Partners began transporting unfractionated NGLs from natural gas processing plants in the Permian Basin after completion of the West Texas LPG acquisition.

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

Revenues for the Natural Gas Liquids segment are derived primarily from nondiscretionary fee-based services that ONEOK Partners provides to its customers and from the physical optimization of its assets. The segment’s fee-based services have increased due primarily to new supply connections; expansion of existing connections; its previously completed capital projects, including the Bakken NGL Pipeline and Sterling III Pipeline; the West Texas LPG acquisition; and expansion of its NGL fractionation capacity, including the completion of its MB-2 and MB-3 fractionators. The segment’s sources of revenue are categorized as exchange services, optimization and marketing, pipeline transportation, and isomerization and storage, which are defined as follows:

•
ONEOK Partners’ exchange-services activities utilize its assets to gather, fractionate and/or treat unfractionated NGLs for a fee, thereby converting them into marketable NGL products that are stored and shipped to a market center or customer-designated location. Many of these exchange volumes are under contracts with minimum volume commitments.

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

•
ONEOK Partners’ pipeline transportation services transport unfractionated NGLs, NGL products and refined petroleum products, primarily under FERC-regulated tariffs.  Tariffs specify the maximum rates it charges customers and the general terms and conditions for NGL transportation service on its pipelines.

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

Since late 2012, NGL location price differentials have generally remained narrow between the Mid-Continent and Gulf Coast market centers. We expect these narrow NGL price differentials, with periods of volatility for certain NGL products, to continue as new fractionators and pipelines, including its growth projects discussed below, have alleviated constraints between the Conway, Kansas, and Mont Belvieu, Texas, natural gas liquids market centers. In addition, new natural gas liquids pipeline projects constructed by third parties are expected to bring incremental NGL supply from the Rocky Mountain, Marcellus and Utica regions to the Mont Belvieu, Texas, market center that may affect NGL prices, as well as compete with or displace NGL supply volumes from the Mid-Continent and Rocky Mountain regions where its assets are located. The Natural Gas Liquids segment’s capital-growth projects are supported by fee-based contractual commitments that it expects will fill much of its optimization capacity used historically to capture NGL location price differentials between the two market centers.

Market Conditions and Seasonality - Supply - Supply for the Natural Gas Liquids segment depends on the pace of crude oil and natural gas drilling activity by producers, the decline rate of existing production and the NGL content of the natural gas that is produced and processed. Throughout 2014, domestic supplies of natural gas, natural gas liquids and crude oil continued to increase from drilling activities focused in crude oil and NGL-rich resource areas. North American crude oil, natural gas and NGL production continued to increase at a faster rate than demand, primarily as a result of increased production from nonconventional resource areas such as shale areas. However, the recent decline in crude oil, natural gas and NGL prices along with announced reductions in producer drilling activities are expected to slow supply growth in the United States in 2015. We expect the overall supply of NGLs, as well as demand for its fee-based services, to continue to increase in early 2015 as existing drilling activities are completed. Many new natural gas processing plants are being constructed in North Dakota, Wyoming, Oklahoma, West Texas and New Mexico to process NGL-rich natural gas being produced in the Williston Basin, Bakken Shale, Niobrara Shale, Powder River Basin, Cana-Woodford Shale, Woodford Shale, SCOOP, Granite Wash, Permian Basin, Barnett Shale and Mississippian Lime areas. The unfractionated NGLs that the segment transports are gathered primarily from natural gas processing plants in Oklahoma, Kansas, Texas, New Mexico and the Rocky Mountain region. Its fractionation operations receive NGLs from a variety of processors and pipelines, including its affiliates, located in these regions.

The Natural Gas Liquids segment also is affected by operational or market-driven changes that affect the output of natural gas processing plants to which ONEOK Partners is connected. The price differential between the typically higher valued NGL products and the value of natural gas, particularly the price differential between ethane and natural gas, has influenced the volume of ethane natural gas processing plants make available to be gathered in the Natural Gas Liquids segment. The recent economic conditions caused certain natural gas processors to reduce the recovery of the ethane component of the natural gas stream, also known as ethane rejection, and instead leave much of the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants.  Price differentials between ethane and natural gas resulted in ethane rejection at most of ONEOK Partners’ natural gas processing plants and its customers’ natural gas processing plants connected to its natural gas liquids gathering system in the Mid-Continent and Rocky Mountain regions during 2013 and 2014, which reduced natural gas liquids volumes gathered, fractionated and transported in the Natural Gas Liquids segment and its results of operations.

We expect ethane rejection to persist until new world-scale ethylene production capacity, which is anticipated to begin coming on line in 2017, significantly increases ethane demand. Ethane rejection is expected to continue to have a significant impact on our and ONEOK Partners’ financial results through 2017. However, the Natural Gas Liquids segment’s integrated assets enable it to mitigate partially the impact of ethane rejection through minimum volume commitments and its ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials in its optimization activities. See additional discussion in the “Financial Results and Operating Information” section in the Natural Gas Liquids segment.

Natural gas, natural gas liquids and crude oil transportation constraints may also impact the output of natural gas processing plants in total or for specific NGL products. These constraints are currently being alleviated by the addition of new infrastructure and the projected slower growth in crude oil and natural gas production resulting from the recent decrease in prices.

Demand - Demand for NGLs and the ability of natural gas processors to successfully and economically sustain their operations affect the volume of unfractionated NGLs produced by natural gas processing plants, thereby affecting the demand for NGL gathering, fractionation and distribution services.  Natural gas and propane are subject to weather-related seasonal demand. Other NGL products are affected by economic conditions and the demand associated with the various industries that utilize the commodity, such as butanes and natural gasoline used by the refining industry as blending stocks for motor fuel, denaturant for ethanol and diluents for crude oil.  Ethane, propane, normal butane and natural gasoline are used by the petrochemical industry to produce chemical products, such as plastic, rubber and synthetic fibers.  Several petrochemical companies announced new plants, plant expansions, additions or enhancements that improve the light-NGL feed capability of their facilities due primarily to the increased supply and attractive price of ethane, compared with crude oil-based alternatives, as a petrochemical feedstock in the United States. The demand is expected to increase significantly in two to four years when the new petrochemical plants are expected to be completed. We do not expect the recent decline in crude oil, natural gas and natural gas liquids prices to impact the construction of new plants, plant expansions, additions or enhancements at petrochemical facilities in the Gulf Coast region. In addition, international demand for ethane, propane and butane is expected to continue affecting the NGL market in the future. We expect this increase in demand for NGLs will provide opportunities to increase fee-based earnings in its exchange services, storage and marketing activities.

Commodity Prices - In recent years, market conditions have occasionally produced periods of volatility, higher prices and wider NGL location and product price differentials.  The abundance of NGLs produced from the development of shale and other resource areas has made NGL feedstocks to the petrochemical industry less costly.  Ethane production has increased more rapidly than the petrochemical industry’s current capability to consume the increase in supplies. This oversupply has contributed to low ethane prices since 2013. While petrochemical demand has remained strong since 2013, ONEOK Partners expects the oversupply of ethane to persist until ethylene producers increase their capacity to consume additional ethane feedstock volumes through plant modifications and expansions, and the completion of announced new world-scale ethylene capacity is completed and ethane exports increase. In the near term, this ethane oversupply situation may result in low ethane prices and continued ethane rejection to balance supply and demand.

ONEOK Partners is exposed to market risk associated with changes in the price of NGLs; the location differential between the Mid-Continent, Chicago, Illinois, and Gulf Coast regions; and the relative price differential between natural gas, NGLs and individual NGL products, which affect its NGL purchases and sales, and its exchange, storage, transportation and optimization margins. When natural gas prices are higher relative to NGL prices, NGL production declines due to ethane rejection, which affects negatively ONEOK Partners’ exchange services and transportation revenues. When the NGL location price differential between the Mid-Continent and Gulf Coast market centers is narrow, optimization opportunities and NGL shipments may decline, resulting in a decline in earnings from ONEOK Partners’ NGL optimization and marketing activities. Since 2013, strong production and supply growth from the development of NGL-rich areas, increased demand in the Mid-Continent region and increased capacity available on pipelines that connect the Mid-Continent and Gulf Coast market centers resulted in NGL price differentials remaining narrow between the Mid-Continent market center at Conway, Kansas, and the Gulf Coast market center at Mont Belvieu, Texas. NGL storage revenue may be affected by price volatility and forward pricing of NGL physical contracts versus the price of NGLs on the spot market.

ONEOK Partners is also exposed to volumetric risk associated with producer drilling activity that is influenced by commodity prices. However, ONEOK Partners is able to mitigate partially the impact of volume decreases through minimum volume commitments with customers.

Seasonality - ONEOK Partners’ natural gas liquids fractionation and pipeline operations typically experience some seasonal variation. Some NGL products stored and transported through its assets are subject to weather-related seasonal demand, such as propane, which can be used to heat homes during the winter heating season and for agricultural purposes such as crop drying in the fall. Demand for butanes and natural gasoline, which are primarily used by the refining industry as blending stocks for motor fuel, denaturant for ethanol and diluents for crude oil, may also be subject to some variability during seasonal periods when certain government restrictions on motor fuel blending products change. The ability of natural gas processors to produce NGLs is also affected by weather. In periods of cold weather, the processors ability to gather the raw gas is affected by freeze-offs or treating, limiting the amount of natural gas processed and thus NGL recovery. Conversely, in periods of hot weather, the natural gas processing plants become less efficient in NGL recovery, and thus NGL recovery during the summer typically decreases.

Competition - The Natural Gas Liquids segment competes with other fractionators; intrastate and interstate pipeline companies; storage providers and gatherers and transporters for NGL supply in the Rocky Mountain, Permian, Mid-Continent and Gulf Coast regions. The factors that typically affect ONEOK Partners’ ability to compete for NGL supply are:

•	quality of services provided;

•	producer drilling activity;

•	the petrochemical industry’s level of capacity utilization and feedstock requirements;

•	fees charged under its contracts;

•	current and forward NGL prices;

•	location of its gathering systems relative to its competitors;

•	location of its gathering systems relative to drilling activity;

•	proximity to NGL supply areas and markets;

•	efficiency and reliability of its operations;

•	receipt and delivery capabilities that exist in each pipeline system, plant, fractionator and storage location; and

•	cost of capital.

ONEOK Partners is responding to these factors by making capital investments to access new supplies; increasing gathering, fractionation and distribution capacity; increasing storage, withdrawal and injection capabilities; and reducing operating costs so that it may compete effectively. ONEOK Partners’ competitors are constructing or have completed new natural gas liquids pipeline and fractionation projects to address the growing NGL supply and petrochemical demand. As ONEOK Partners’ growth projects and those of its competitors have alleviated constraints between the Conway, Kansas, and Mont Belvieu, Texas, natural gas liquids market centers, it expects the narrow location price differentials between the Mid-Continent and Gulf Coast market centers to continue.  In addition, new natural gas liquids pipeline projects are expected to bring incremental NGL supply from the Rocky Mountain, Marcellus and Utica basins to the Mont Belvieu, Texas, market center that may affect NGL prices, as well as compete with or displace NGL supply volumes from the Mid-Continent and Rocky Mountain regions where ONEOK Partners’ assets are located. ONEOK Partners believes its natural gas liquids fractionation, pipelines and storage assets are located strategically, connecting diverse supply areas to market centers.

Government Regulation - The operations and revenues of ONEOK Partners’ natural gas liquids pipelines are regulated by various state and federal government agencies.  Its interstate natural gas liquids pipelines are regulated by the FERC, which has authority over the terms and conditions of service, rates, including depreciation and amortization policies, and initiation of service. In Kansas and Texas, certain aspects of ONEOK Partners’ intrastate natural gas liquids pipelines that provide common carrier service are subject to the jurisdiction of the KCC and RRC, respectively.

PHMSA has asserted jurisdiction over certain portions of ONEOK Partners’ fractionation facilities in Bushton, Kansas, that it believes are subject to its jurisdiction. ONEOK Partners has objected to the scope of PHMSA’s jurisdiction and is seeking resolution of this matter. ONEOK Partners does not anticipate that the cost of compliance will have a material adverse effect on its consolidated results of operations, financial position or cash flows.

See further discussion in the “Regulatory, Environmental and Safety Matters” section.

Natural Gas Pipelines

Overview - The Natural Gas Pipelines segment owns and operates regulated natural gas transmission pipelines and natural gas storage facilities.  It also provides interstate natural gas transportation and storage service in accordance with Section 311(a) of the Natural Gas Policy Act.

The segment’s FERC-regulated interstate natural gas pipeline assets transport natural gas through pipelines in North Dakota, Minnesota, Wisconsin, Illinois, Indiana, Kentucky, Tennessee, Oklahoma, Texas and New Mexico.  Its interstate pipeline companies include:

•
Midwestern Gas Transmission, which is a bi-directional system that interconnects with Tennessee Gas Transmission Company’s pipeline near Portland, Tennessee, and with several interstate pipelines at the Chicago Hub near Joliet, Illinois;

•	Viking Gas Transmission, which is a bi-directional system, interconnects with a TransCanada pipeline near Emerson, Manitoba, and ANR Pipeline Company near Marshfield, Wisconsin;

•	Guardian Pipeline, which interconnects with several pipelines at the Chicago Hub near Joliet, Illinois, and with local natural gas distribution companies in Wisconsin; and

•	OkTex Pipeline, which has interconnects in Oklahoma, Texas and New Mexico.

This segment’s intrastate natural gas pipeline assets in Oklahoma transport natural gas through the state and have access to the major natural gas producing formations, including the Cana-Woodford Shale, Woodford Shale, Springer Shale, Granite Wash, Stack, SCOOP and Mississippian Lime.  In Texas, its intrastate natural gas pipelines are connected to the major natural gas producing formations in the Texas Panhandle, including the Granite Wash formation and Delaware and Cline producing formations in the Permian Basin; and transport natural gas throughout the western portion of Texas, including the Waha Hub where other pipelines may be accessed for transportation to western markets, the Houston Ship Channel market to the east and the Mid-Continent market to the north. ONEOK Partners also has access to the major natural gas producing formations, including the Mississippian Lime formation in south central Kansas.

The segment owns underground natural gas storage facilities in Oklahoma and Texas that are connected to its intrastate natural gas pipeline assets. It also has underground natural gas storage facilities in Kansas.

The segment’s transportation contracts for its regulated natural gas activities are based upon rates stated in its tariffs. Tariffs specify the maximum rates that customers may be charged, which may be discounted to meet competition if necessary, and the general terms and conditions for pipeline transportation service, which are established at FERC or appropriate state jurisdictional agency proceedings known as rate cases.  In Texas and Kansas, natural gas storage service is a fee business that may be regulated by the state in which the facility operates and by the FERC for certain types of services.  In Oklahoma, natural gas storage operations are also a fee business but are not subject to rate regulation by the state and have market-based rate authority from the FERC for certain types of services.

The Natural Gas Pipelines segment’s revenues are derived primarily from fee-based services.  Revenues are generated from the following types of fee-based contracts:

•
Firm service - Customers can reserve a fixed quantity of pipeline or storage capacity for the term of their contract. Under this type contract, the customer pays a fixed fee for a specified quantity regardless of their actual usage.  The customer then typically pays incremental fees, known as commodity charges, that are based upon the actual volume of natural gas they transport or store, and/or ONEOK Partners may retain a specified volume of natural gas in-kind for fuel. Under the firm-service contract, the customer generally is guaranteed access to the capacity they reserve; and

•
Interruptible service - Customers with interruptible service transportation and storage agreements may utilize available capacity after firm-service requests are satisfied or on an as-available basis.  Interruptible service customers typically are assessed fees, such as a commodity charge, based on their actual usage, and/or ONEOK Partners may retain a specified volume of natural gas in-kind for fuel.  Under the interruptible service contract, the customer is not guaranteed use of ONEOK Partners’ pipelines and storage facilities unless excess capacity is available.

Unconsolidated Affiliates - The Natural Gas Pipelines segment includes ONEOK Partners’ 50 percent interest in Northern Border Pipeline, which owns a FERC-regulated interstate pipeline that transports natural gas from the Montana-Saskatchewan border near Port of Morgan, Montana, to a terminus near North Hayden, Indiana.

See Note P of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of unconsolidated affiliates.

Market Conditions and Seasonality - Supply - The development of natural gas produced from shale resource areas has continued to increase available supply across North America and has caused location and seasonal price differentials to narrow in the regions where ONEOK Partners operates.  As new supply is developed, ONEOK Partners’ customers may want access to this new shale supply, requiring new or additional services, to transport their production to the market. ONEOK Partners’ intrastate pipelines and storage assets could be impacted by the pace of natural gas drilling activity by producers and the decline rate of existing production in the major natural gas production areas in the Mid-Continent region.

Guardian Pipeline, Midwestern Gas Transmission and Viking Gas Transmission access supply from the major producing regions of the Mid-Continent, Rocky Mountains, Canada, Gulf Coast and the Northeast. The current supply of natural gas for Northern Border Pipeline is primarily sourced from Canada; however, as the Williston Basin supply area, which contains the Bakken Shale and Three Forks formations, continues to develop, more natural gas supply from this area is expected to be transported on Northern Border Pipeline to markets near Chicago. In addition, supply volumes from nontraditional natural gas production areas, such as the Northeast, may compete with and displace volumes from the Mid-Continent, Rocky Mountain and Canadian supply sources in ONEOK Partners’ markets. Significant factors that can impact the supply of Canadian natural gas transported by its pipelines are the availability of United States supply, Canadian natural gas available for export, Canadian storage capacity and demand for Canadian natural gas in Canada and United States consumer markets.

Demand - Demand for natural gas pipeline transportation service and natural gas storage is related directly to the segment’s access to supply and the demand for natural gas in the markets that its natural gas pipelines and storage facilities serve. Demand is also affected by weather, the economy and natural gas price volatility. This segment’s pipelines primarily serve end users, such as local natural gas distribution companies, electric-generation facilities, large industrial companies, municipalities and irrigation customers that require natural gas to operate their businesses and generally are not impacted by location price differentials. However, narrower location price differentials may impact demand for the segment’s services from natural gas marketers as discussed below under “Commodity Prices.” Demand for its services is also affected as coal-fired electric generators are retired and replaced with alternative power generation fuels such as natural gas.  Recent EPA regulations on emissions from coal-fired electric-generation plants, including the Maximum Achievable Control Technology Standards and the Mercury and Air Toxics Standards, have increased the demand for natural gas as a fuel for electric generation, as well as related transportation and storage services. The demand for natural gas and related transportation and storage services is expected to increase over the next several years as these regulations continue to be implemented. The effect of weather on ONEOK Partners’ natural gas pipelines operations is discussed below under “Seasonality.” The strength of the economy directly impacts manufacturing and industrial companies that consume natural gas. Commodity price volatility can influence producers’ decisions related to the production of natural gas and the level of NGLs processed from natural gas.

Commodity Prices - The high level of natural gas supply from the development of shale resource areas throughout the country has caused natural gas prices to remain low, and natural gas location and seasonal price differentials to generally narrow across the regions where ONEOK Partners operates.  ONEOK Partners is exposed to market risk through interruptible contracts or when existing firm contracts expire and are subject to renegotiation with customers that have competitive alternatives and analyze the market price differential between receipt and delivery points along the pipeline, also known as location differential, to determine their expected gross margin. The anticipated margin and its variability are important determinants of the transportation rate customers are willing to pay.  Natural gas storage revenue is impacted by the differential between forward pricing of natural gas physical contracts and the price of natural gas on the spot market. ONEOK Partners’ fuel costs and the value of the retained fuel in-kind received for its services also are impacted by changes in the price of natural gas.

Seasonality - Demand for natural gas is seasonal.  Weather conditions throughout North America may significantly impact regional natural gas supply and demand.  High temperatures may increase demand for natural gas-fired electric generation needed to meet the electricity demand required to cool residential and commercial properties.  Cold temperatures may lead to greater demand for ONEOK Partners’ transportation services due to increased demand for natural gas to heat residential and commercial properties. Low precipitation levels may impact the demand for natural gas that is used to fuel irrigation activity in the Mid-Continent region.

To the extent that pipeline capacity is contracted under firm-service transportation agreements, revenue, which is generated primarily from demand charges, is not significantly impacted by seasonal throughput variations.  However, when transportation agreements expire, seasonal demand may affect the value of firm-service transportation capacity.

Natural gas storage is necessary to balance the relatively steady natural gas supply with the seasonal demand of residential, commercial and electric-generation users. The majority of the Natural Gas Pipeline segment’s storage capacity is contracted under firm-service agreements; however, contracted capacity declined in 2014 as a result of a contract with our former energy services business, which expired in the first quarter 2014. Due to the current storage capacity market, this segment has elected to use that capacity to provide park-and-loan services to its customers rather than recontracting it under long-term firm-service agreements. The segment also retains a small portion of its storage capacity for operational purposes.

Competition - This segment’s natural gas pipelines and storage facilities compete directly with other intrastate and interstate pipeline companies and other storage facilities providing natural gas transportation and storage services. Its natural gas assets primarily serve local natural gas distribution companies, electric-generation facilities, large industrial companies, municipalities, irrigation customers and marketing companies.  Competition among pipelines and natural gas storage facilities is based primarily on fees for services, quality of services provided, current and forward natural gas prices, and proximity to natural gas supply areas and markets.  Competition for natural gas transportation services continues to increase as new infrastructure projects are completed and the FERC and state regulatory bodies continue to encourage more competition in the natural gas markets.  Regulatory bodies also are encouraging the use of natural gas for electric generation that has traditionally been fueled by coal. The cost of coal and the associated rail transportation continues to compete with natural gas for this market; however, the clean-burning aspects of natural gas and abundance of supply make it an economically competitive and environmentally advantaged alternative. ONEOK Partners believes that its pipelines and storage assets compete effectively due to their strategic locations connecting supply areas to market centers and other pipelines.

Government Regulation - This segment’s interstate natural gas pipelines are regulated under the Natural Gas Act and Natural Gas Policy Act, which give the FERC jurisdiction to regulate virtually all aspects of this business segment, such as transportation of natural gas, rates and charges for services, construction of new facilities, depreciation and amortization policies, acquisition and disposition of facilities, and the initiation and discontinuation of services.

Likewise, ONEOK Partners’ intrastate natural gas pipelines in Oklahoma, Kansas and Texas are regulated by the OCC, KCC and RRC, respectively.  While ONEOK Partners has flexibility in establishing natural gas transportation rates with customers, there is a maximum rate that it can charge its customers in Oklahoma and Kansas.  In Kansas and Texas, natural gas storage may be regulated by the state and by the FERC for certain types of services.  In Oklahoma, natural gas storage is not subject to rate regulation, but certain types of services may be regulated by the FERC.

Recent EPA regulations on emissions from coal-fired electric-generation plants, including the Maximum Achievable Control Technology Standards and the Mercury and Air Toxics Standards, have increased the demand for the use of natural gas for electric generation, as well as related transportation and storage services.  The demand for natural gas and related transportation and storage services is expected to increase over the next several years as these regulations continue to be implemented.

In November 2012, the FERC initiated a review of Viking Gas Transmission’s rates pursuant to Section 5 of the Natural Gas Act. The parties reached agreement on the terms of a settlement that provides for a 2 percent reduction in transportation rates.  The settlement was approved by the FERC in December 2013, and the revised rates became effective January 1, 2014.

In August 2014, Viking Gas Transmission filed a “Stipulation and Agreement in Resolutions of All Issues Concerning Adjustment in Rates of Viking Gas Transmission Company” (settlement) with the FERC. The settlement was approved on October 1, 2014, and became final on October 31, 2014. Rates under the settlement became effective January 1, 2015, and we do not expect the settlement to materially impact ONEOK Partners.

See further discussion in the “Regulatory, Environmental and Safety Matters” section.

SEGMENT FINANCIAL INFORMATION

Operating Income, Customers and Total Assets - See Note S of the Notes to Consolidated Financial Statements in this Annual Report for disclosure by segment of our operating income and total assets and for a discussion of revenues from external customers.

Other

Through ONEOK Leasing Company, L.L.C. and ONEOK Parking Company, L.L.C., we own an office building (ONEOK Plaza) and a parking garage in downtown Tulsa, Oklahoma, where our headquarters are located.  ONEOK Leasing Company, L.L.C. leases excess office space to others and operates our headquarters office building.  ONEOK Parking Company, L.L.C. owns and operates a parking garage adjacent to our headquarters.

REGULATORY, ENVIRONMENTAL AND SAFETY MATTERS

Additional information about ONEOK Partners’ environmental matters is included in Note R of the Notes to Consolidated Financial Statements in this Annual Report.

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

In June 2013, the Executive Office of the President of the United States (the President) issued the President’s Climate Action Plan, which includes, among other things, plans for further regulatory actions to reduce carbon emissions from various sources. On March 28, 2014, the President released the Climate Action Plan - Strategy to Reduce Methane Emissions (Methane Strategy) that lists a number of actions the federal agencies will undertake to continue to reduce above-ground methane emissions from several industries, including the oil and natural gas sectors. The proposed measures outlined in the Methane Strategy include, without limitation, the following: collaboration with the states to encourage emission reductions; standards to minimize natural gas venting and flaring on public lands; policy recommendations for reducing emissions from energy infrastructure to increase the performance of the nation’s energy transmission, storage and distribution systems; and continued efforts by PHMSA to require pipeline operators to take steps to eliminate leaks and prevent accidental methane releases and evaluate the progress of states in replacing cast-iron pipelines. The impact of any such regulatory actions on ONEOK Partners’ facilities and operations is unknown. ONEOK Partners continues to monitor these developments and the impact they may have on its businesses. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a significant impact on ONEOK Partners’ business, financial position, results of operations and cash flows.

Pipeline Safety - ONEOK Partners is subject to PHMSA regulations, including pipeline asset integrity-management regulations. The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas.  In January 2012, The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 was signed into law.  The law increased maximum penalties for violating federal pipeline safety regulations and directs the DOT and Secretary of Transportation to conduct further review or studies on issues that may or may not be material to ONEOK Partners. These issues include, but are not limited to, the following:

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

Air and Water Emissions - The Clean Air Act, the Clean Water Act, analogous state laws and/or regulations promulgated thereunder, impose restrictions and controls regarding the discharge of pollutants into the air and water in the United States. Under the Clean Air Act, a federally enforceable operating permit is required for sources of significant air emissions. ONEOK Partners may be required to incur certain capital expenditures for air pollution-control equipment in connection with obtaining or maintaining permits and approvals for sources of air emissions.  The Clean Water Act imposes substantial potential liability for the removal of pollutants discharged to waters of the United States and remediation of waters affected by such discharge.

Federal, state and regional initiatives to measure and regulate greenhouse gas (GHG) emissions are underway.  ONEOK Partners monitors all relevant federal and state legislation to assess the potential impact on its operations.  The EPA’s Mandatory Greenhouse Gas Reporting Rule requires annual GHG emissions reporting from affected facilities and the carbon dioxide emission equivalents for the natural gas delivered by ONEOK Partners and the emission equivalents for all NGLs produced by ONEOK Partners as if all of these products were combusted, even if they are used otherwise.

ONEOK Partners’ 2013 total reported emissions were approximately 46.7 million metric tons of carbon dioxide equivalents. The 2013 total reportable emissions related to our former natural gas distribution business were approximately 14.0 million metric tons of carbon dioxide equivalents. These totals include direct emissions from the combustion of fuel in ONEOK Partners’ equipment, such as compressor engines and heaters, as well as carbon dioxide equivalents from natural gas and NGL products delivered to customers and produced as if all such fuel and NGL products were combusted. The additional cost to gather and report this emission data did not have, and we do not expect it to have a material impact on our results of operations, financial position or cash flows.  In addition, Congress has considered, and may consider in the future, legislation to reduce GHG emissions, including carbon dioxide and methane. Likewise, the EPA may institute additional regulatory rule-making associated with GHG emissions from the oil and natural gas industry. At this time, no rule or legislation has been enacted that assesses any costs, fees or expenses on any of these emissions.

In April 2014, the EPA and the United States Army Corps of Engineers proposed a joint rule-making to redefine the definition of “Waters of the United States” under the Clean Water Act. The public comment period on the proposed rule-making remains pending and, as a result, the impact of any such proposed regulatory actions on ONEOK Partners’ projects, facilities and operations is unknown.

The EPA’s “Tailoring Rule” regulates GHG emissions at new or modified facilities that meet certain criteria. Affected facilities are required to review best available control technology (BACT), conduct air-quality, impact analysis and public reviews with respect to such emissions. At current emission threshold levels, this rule has had a minimal impact on ONEOK Partners’ existing facilities. In addition, on June 23, 2014, the Supreme Court of the United States, in a case styled, Utility Air Regulatory Group v. EPA, 530 U.S. (2014), held that an industrial facility’s potential to emit GHG emissions alone cannot subject a facility to the permitting requirements for major stationary source provisions of the Clean Air Act. The decision invalidated the EPA’s current Triggering and Tailoring Rule for GHG Prevention of Significant Deterioration (PSD) and Title V requirements as applied to facilities considered major sources only for GHGs. However, the Court also ruled that to the extent a source pursues a capital project (new construction or expansion of existing facility), which otherwise subjects the source to major source PSD permitting for conventional criteria pollutants, the permitting authorities may impose BACT analysis and emission limits for GHGs from those sources. ONEOK Partners is in the process of evaluating the effects the decision and related pending judicial proceedings at the lower court level may have on its existing operations and the opportunities it creates for design decisions for new project applications.

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

The rule was most recently amended in December 2014. The EPA has indicated that further amendments may be issued in 2015. Based on the amendments, ONEOK Partners’ understanding of pending stakeholder responses to the NSPS rule and the proposed rule-making, ONEOK Partners does not anticipate a material impact to its anticipated capital, operations and maintenance costs resulting from compliance with the regulation. However, the EPA may issue additional responses, amendments and/or policy guidance on the final rule, which could alter its present expectations. Generally, the NSPS rule will require expenditures for updated emissions controls, monitoring and record-keeping requirements at affected facilities in the crude oil and natural gas industry. We do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

CERCLA - The federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also commonly known as Superfund, imposes strict, joint and several liability, without regard to fault or the legality of the original act, on certain classes of “persons” (defined under CERCLA) who caused and/or contributed to the release of a hazardous substance into the environment.  These persons include, but are not limited to, the owner or operator of a facility where the release occurred and/or companies that disposed or arranged for the disposal of the hazardous substances found at the facility. Under CERCLA, these persons may be liable for the costs of cleaning up the hazardous substances released into the environment, damages to natural resources and the costs of certain health studies. We do not expect ONEOK Partners’ responsibilities under CERCLA will have a material impact on our results of operations, financial position or cash flows.

Chemical Site Security - The United States Department of Homeland Security (Homeland Security) released an interim rule in April 2007 that requires companies to provide reports on sites where certain chemicals, including many hydrocarbon products, are stored.  ONEOK Partners completed the Homeland Security assessments, and its facilities subsequently were assigned one of four risk-based tiers ranging from high (Tier 1) to low (Tier 4) risk, or not tiered at all due to low risk.  To date, four of its facilities have been given a Tier 4 rating.  Facilities receiving a Tier 4 rating are required to complete Site Security Plans and possible physical security enhancements.  We do not expect the Site Security Plans and possible security enhancement costs to have a material impact on our results of operations, financial position or cash flows.

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

Environmental Footprint - ONEOK Partners’ environmental and climate change strategy focuses on minimizing the impact of its operations on the environment. These strategies include:  (i) developing and maintaining an accurate GHG emissions inventory according to current rules issued by the EPA; (ii) improving the efficiency of its various pipelines, natural gas processing facilities and natural gas liquids fractionation facilities; (iii) following developing technologies for emissions control and the capture of carbon dioxide to keep it from reaching the atmosphere; and (iv) utilizing practices to reduce the loss of methane from its facilities.

ONEOK Partners participates in the EPA’s Natural Gas STAR Program to reduce voluntarily methane emissions.  ONEOK Partners continues to focus on maintaining low rates of lost-and-unaccounted-for methane gas through expanded implementation of best practices to limit the release of natural gas during pipeline and facility maintenance and operations.

EMPLOYEES

At January 31, 2015, we employed 2,269 people.

EXECUTIVE OFFICERS

All executive officers are elected annually by our Board of Directors.  Our executive officers listed below include the officers who have been designated by our Board of Directors as our Section 16 executive officers.

Name and Position	Age	Business Experience in Past Five Years
John W. Gibson	62	2014 to present	Chairman of the Board, ONEOK and ONEOK Partners
Chairman of the Board		2012 to 2014	Chairman and Chief Executive Officer, ONEOK and ONEOK Partners
		2011	Chairman, President and Chief Executive Officer, ONEOK
		2011	Vice Chairman of the Board of Directors, ONEOK
		2010 to 2011	President and Chief Executive Officer, ONEOK
		2010 to 2011	Chairman, President and Chief Executive Officer, ONEOK Partners
Terry K. Spencer	55	2014 to present	President and Chief Executive Officer, ONEOK and ONEOK Partners
President and Chief Executive Officer		2012 to 2014	President, ONEOK and ONEOK Partners
		2010 to present	Member of the Board of Directors, ONEOK Partners
		2009 to 2011	Chief Operating Officer, ONEOK Partners
Robert F. Martinovich	57	2015 to present	Executive Vice President and Chief Administrative Officer, ONEOK and ONEOK Partners
Executive Vice President and Chief Administrative Officer		2014 to 2015	Executive Vice President, Commercial, ONEOK and ONEOK Partners
		2013 to 2014	Executive Vice President, Operations, ONEOK and ONEOK Partners
		2012	Executive Vice President, Chief Financial Officer and Treasurer, ONEOK and ONEOK Partners
		2011 to 2012	Member of the Board of Directors, ONEOK Partners
		2011	Senior Vice President, Chief Financial Officer and Treasurer, ONEOK and ONEOK Partners
		2009 to 2011	Chief Operating Officer, ONEOK
Walter S. Hulse III	51	2015 to present	Executive Vice President, Strategic Planning and Corporate Affairs, ONEOK and ONEOK Partners
Executive Vice President, Strategic Planning and Corporate Affairs		2010 to 2015	Spinnaker Strategic Advisory Services, LLC
Wesley J. Christensen	61	2014 to present	Senior Vice President, Operations, ONEOK and ONEOK Partners
Senior Vice President, Operations		2011 to 2014	Senior Vice President, Operations, ONEOK Partners
		2007 to 2011	Senior Vice President, Natural Gas Liquids Operations
Stephen W. Lake	51	2012 to present	Senior Vice President, General Counsel and Assistant Secretary, ONEOK and ONEOK Partners
Senior Vice President, General Counsel and Assistant Secretary		2011	Senior Vice President, Associate General Counsel and Assistant Secretary, ONEOK and ONEOK Partners
		2008 to 2011	Executive Vice President and General Counsel, McJunkin Red Man Corporation
Derek S. Reiners	43	2013 to present	Senior Vice President, Chief Financial Officer and Treasurer, ONEOK and ONEOK Partners
Senior Vice President, Chief Financial Officer and Treasurer		2009 to 2012	Senior Vice President and Chief Accounting Officer, ONEOK and ONEOK Partners
Sheppard F. Miers III	46	2013 to present	Vice President and Chief Accounting Officer, ONEOK and ONEOK Partners
Vice President and Chief Accounting Officer		2009 to 2012	Vice President and Controller, ONEOK Partners

No family relationships exist between any of the executive officers, nor is there any arrangement or understanding between any executive officer and any other person pursuant to which the officer was selected.

INFORMATION AVAILABLE ON OUR WEBSITE

We make available, free of charge, on our website (www.oneok.com) copies of our Annual Reports, Quarterly Reports, Current Reports on Form 8-K, amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.  Copies of our Code of Business Conduct and Ethics, Governance Guidelines, Bylaws and the written charter of our Audit Committee are also available on our website, and we will provide copies of these documents upon request.  Our website and any contents thereof are not incorporated by reference into this report.

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

ITEM 1A.    RISK FACTORS

Our investors should consider the following risks that could affect us and our business.  Although we have tried to discuss key factors, our investors need to be aware that other risks may prove to be important in the future.  New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our financial performance.  Risks related to ONEOK Partners’ business discussed below will also affect us indirectly as we are the sole general partner and, as of December 31, 2014, owned 37.8 percent of ONEOK Partners. Investors should carefully consider the following discussion of risks and the other information included or incorporated by reference in this Annual Report, including “Forward-Looking Statements,” which are included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RISK FACTORS INHERENT IN ONEOK’S BUSINESS

Our cash flow depends heavily on the earnings and distributions of ONEOK Partners.

Our partnership interest in ONEOK Partners is our primary cash-generating source.  Therefore, our cash flow is heavily dependent upon the ability of ONEOK Partners to make distributions to its partners.  A significant decline in ONEOK Partners’ earnings and/or cash distributions could have a corresponding negative impact on us.  For information on the risk factors inherent in the business of ONEOK Partners, see the section below entitled “Additional Risk Factors Related to ONEOK Partners’ Business” and Item 1A, Risk Factors in the ONEOK Partners’ Annual Report.

Our indebtedness could impair our financial condition and our ability to fulfill our obligations.

As of December 31, 2014, we had total indebtedness for borrowed money of approximately $1.1 billion, which excludes the debt of ONEOK Partners.  Our indebtedness could have significant consequences.  For example, it could:

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

•
require us to dedicate a substantial portion of our cash flow from operations to debt-service payments, reducing the availability of cash for working capital, capital expenditures, acquisitions, dividends or general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which ONEOK Partners operates; and

•	place us at a competitive disadvantage compared with our competitors that have proportionately less debt.

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

Any sustained declines in equity markets and reductions in bond yields may have a material adverse effect on the value of our pension and postretirement benefit plan assets.  In these circumstances, additional cash contributions to our pension plans may be required, which could aversely impact our business, financial condition and liquidity.

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

We are the sole general partner and owned 37.8 percent of ONEOK Partners as of December 31, 2014.  Conflicts of interest may arise between us and ONEOK Partners and its unitholders.  In resolving these conflicts, we may favor our own interests and the interests of our affiliates over the interests of ONEOK Partners and its unitholders as long as the resolution does not conflict with the ONEOK Partners’ partnership agreement or our fiduciary duties to ONEOK Partners and its unitholders.

RISK FACTORS INHERENT IN BOTH ONEOK AND ONEOK PARTNERS

Market volatility and capital availability could affect adversely our business.

The capital and global credit markets have experienced volatility and disruption in the past.  In many cases during these periods, the capital markets have exerted downward pressure on equity values and reduced the credit capacity for certain companies.  ONEOK Partners’ ability to grow could be constrained if it does not have regular access to the capital and global credit markets.  Similar or more severe levels of global market disruption and volatility may have an adverse affect on us or ONEOK Partners resulting from, but not limited to, disruption of access to capital and credit markets, difficulty in obtaining financing necessary to expand facilities or acquire assets, increased financing costs and increasingly restrictive covenants.

Our operating results may be affected materially and adversely by unfavorable economic and market conditions.

Economic conditions worldwide have from time to time contributed to slowdowns in the oil and natural gas industry, as well as in the specific segments and markets in which ONEOK Partners operates, resulting in reduced demand and increased price competition for its products and services. ONEOK Partners’ operating results in one or more geographic regions may also be affected by uncertain or changing economic conditions within that region.  Volatility in commodity prices may have an impact on many of ONEOK Partners’ customers, which, in turn, could have a negative impact on their ability to meet their obligations to ONEOK Partners.  If global economic and market conditions (including volatility in commodity markets) or economic conditions in the United States or other key markets remain uncertain or persist, spread or deteriorate further, we and ONEOK Partners may experience material impacts on our businesses, financial condition, results of operations and liquidity.

Terrorist attacks directed at our or ONEOK Partners’ facilities could affect adversely our business.

Since the terrorist attacks on September 11, 2001, the United States government has issued warnings that energy assets, specifically the nation’s pipeline infrastructure, may be future targets of terrorist organizations.  These developments may subject ONEOK Partners’ operations to increased risks.  Any future terrorist attack that targets ONEOK Partners’ facilities, those of its customers and, in some cases, those of other pipelines, or our facilities could have a material adverse effect on our business.

Our businesses are subject to market and credit risks.

We and ONEOK Partners are exposed to market and credit risks in all of our operations.  To reduce the impact of commodity price fluctuations, ONEOK Partners uses derivative transactions, such as swaps, futures and forwards, to hedge anticipated purchases and sales of natural gas, NGLs and crude oil and firm transportation commitments.  Interest-rate swaps are also used to manage interest-rate risk. However, derivative instruments do not eliminate the risks.  Specifically, such risks include commodity price changes, market supply shortages, interest-rate changes and counterparty default.  The impact of these variables could result in our and ONEOK Partners’ inability to fulfill contractual obligations, significantly higher energy or fuel costs relative to corresponding sales contracts, or increased interest expense.

We or ONEOK Partners may not be able to make additional strategic acquisitions or investments.

Our and ONEOK Partners’ ability to make strategic acquisitions and investments will depend on:

•	the extent to which acquisitions and investment opportunities become available;

•	success in bidding for the opportunities that do become available;

•	regulatory approval, if required, of the acquisitions or investments on favorable terms; and

•	access to capital, including the ability to use our or equity in acquisitions or investments, and the terms upon which we obtain capital.

If we or ONEOK Partners are unable to make strategic investments and acquisitions, we or ONEOK Partners may be unable to grow.

Acquisitions that appear to be accretive may nevertheless reduce our cash from operations on a per-share basis.

Any acquisition involves potential risks that may include, among other things:

•	inaccurate assumptions about volumes, revenues and costs, including potential synergies;

•	an inability to integrate successfully the businesses we acquire;

•	decrease in our liquidity as a result of our using a significant portion of our available cash or borrowing capacity to finance the acquisition;

•	a significant increase in our interest expense and/or financial leverage if we incur additional debt to finance the acquisition;

•	the assumption of unknown liabilities for which we are not indemnified, our indemnity is inadequate or our insurance policies may exclude from coverage;

•	an inability to hire, train or retain qualified personnel to manage and operate the acquired business and assets;

•	limitations on rights to indemnity from the seller;

•	inaccurate assumptions about the overall costs of equity or debt;

•	the diversion of management’s and employees’ attention from other business concerns;

•	unforeseen difficulties operating in new product areas or new geographic areas;

•	increased regulatory burdens;

•	customer or key employee losses at an acquired business; and

•	increased regulatory requirements.

If we or ONEOK Partners consummate any future acquisitions, our capitalization and results of operations may change significantly, and investors will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of our resources to future acquisitions.

We or ONEOK Partners may engage in acquisitions, divestitures and other strategic transactions, the success of which may impact results of operations.

We or ONEOK Partners may engage in acquisitions, divestitures and other strategic transactions.  If we or ONEOK Partners are unable to integrate successfully businesses that we acquire with our respective existing businesses, our results of operations may be affected materially and adversely. Similarly, we or ONEOK Partners may from time to time divest portions of our respective businesses, which may also affect materially and adversely our results of operations.

Our and ONEOK Partners’ established risk-management policies and procedures may not be effective, and employees may violate our risk-management policies.

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

We and ONEOK Partners utilize financial instruments and physical-forward transactions to mitigate our exposure to interest-rate fluctuations. Hedging instruments that are used to reduce our exposure to interest-rate fluctuations could expose us to risk of financial loss, including where we have contracted for variable-rate swap instruments to hedge fixed-rate instruments and the variable rate exceeds the fixed rate.  In addition, these hedging arrangements may limit the benefit we would otherwise receive if we had contracted for fixed-rate swap agreements to hedge variable-rate instruments and the variable rate falls below the fixed rate.

An impairment of goodwill, long-lived assets, including intangible assets, and equity-method investments could reduce our earnings.

Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets.  GAAP requires us to test goodwill and intangible assets with indefinite useful lives for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired.  Long-lived assets, including intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  For the investments ONEOK Partners accounts for under the equity method, the impairment test considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary.  For example, if the current energy commodity price environment persists for a prolonged period or further declines, it could result in lower volumes delivered to ONEOK Partners’ systems and impairments of ONEOK Partners’ assets or equity method investments. If we determine that an impairment is indicated, we would be required to take an immediate noncash charge to earnings with a correlative effect on our equity and balance sheet leverage as measured by consolidated debt to total capitalization.

A breach of information security, including a cybersecurity attack, or failure in of one or more key information technology or operational systems, or those of third parties, may affect adversely our operations, financial results or reputation.

Our businesses are dependent upon our operational systems to process a large amount of data and complex transactions. The various uses of these IT systems, networks and services include, but are not limited to:

•	controlling ONEOK Partners’ plants and pipelines with industrial control systems including Supervisory Control and Data Acquisition (SCADA);

•	collecting and storing customer, employee, investor and other stakeholder information and data;

•	processing transactions;

•	summarizing and reporting results of operations;

•	hosting, processing and sharing confidential and proprietary research, business plans and financial information;

•	complying with regulatory, legal or tax requirements;

•	providing data security; and

•	handling other processing necessary to manage our business.

If any of our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them and may experience loss or corruption of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and results of operations. Our financial results could also be affected adversely if an employee causes our operational systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our operational systems. In addition, dependence upon automated systems may further increase the risk that operational system flaws, employee tampering or manipulation of those systems will result in losses that are difficult to detect.

Due to increased technology advances, we have become more reliant on technology to help increase efficiency in our businesses. We use computer programs to help run our financial and operations organizations, and this may subject our business to increased risks. In recent years, there has been a rise in the number of cyberattacks on companies’ network and information systems by both state-sponsored and criminal organizations, and as a result, the risks associated with such an event continue to increase. A significant failure, compromise, breach or interruption in our systems could result in a disruption of our operations, customer dissatisfaction, damage to our reputation and a loss of customers or revenues. If any such failure, interruption or similar event results in the improper disclosure of information maintained in our information systems and networks or those of our vendors, including personnel, customer and vendor information, we could also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and privacy. Efforts by us and our vendors to develop, implement and maintain security measures may not be successful in preventing these events from occurring, and any network and information systems-related events could require us to expend significant resources to remedy such event. Although we believe that we have robust information security procedures and other safeguards in place, as cyberthreats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate information security vulnerabilities.

Cyberattacks against us or others in our industry could result in additional regulations. Current efforts by the federal government, such as the Improving Critical Infrastructure Cybersecurity executive order, and any potential future regulations could lead to increased regulatory compliance costs, insurance coverage cost or capital expenditures. We cannot predict the potential impact to our business or the energy industry resulting from additional regulations.

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

Our operations require skilled and experienced workers with proficiency in multiple tasks.  In recent years, a shortage of workers trained in various skills associated with the midstream energy business has caused us to conduct certain operations without full staff, thus hiring outside resources, which may decrease productivity and increase costs.  This shortage of trained workers is the result of experienced workers reaching retirement age and increased competition for workers in certain areas, combined with the difficulty of attracting new workers to the midstream energy industry.  This shortage of skilled labor could continue over an extended period.  If the shortage of experienced labor continues or worsens, it could have an adverse impact on labor productivity and costs and our ability to expand production in the event there is an increase in the demand for our products and services, which could affect adversely our operations and cash flows available for distribution to ONEOK Partners’ unitholders and, in turn, to cash flows available for dividends to ONEOK shareholders.

ADDITIONAL RISK FACTORS RELATED TO ONEOK PARTNERS’ BUSINESS

Risks related to ONEOK Partners’ business discussed below will also affect us as we are the sole general partner and, as of December 31, 2014, owned 37.8 percent of ONEOK Partners.

Increased competition could have a significant adverse financial impact on ONEOK Partners’ business.

The natural gas and natural gas liquids industries are expected to remain highly competitive. The demand for natural gas and NGLs is primarily a function of commodity prices, including prices for alternative energy sources, customer usage rates, weather, economic conditions and service costs. ONEOK Partners’ ability to compete also depends on a number of other factors, including competition from other companies for its existing customers; the efficiency, quality and reliability of the services it provides; and competition for throughput at its gathering systems, pipelines, processing plants, fractionators and storage facilities.

The volatility of natural gas, crude oil and NGL prices could affect adversely ONEOK Partners’ cash flows.

A significant portion of ONEOK Partners’ revenues are derived from the sale of commodities that are received as payment for natural gas gathering and processing services, for the transportation and storage of natural gas, and from the purchase and sale of NGLs and NGL products.  Commodity prices have been volatile and are likely to continue to be so in the future.  The prices ONEOK Partners receives for its commodities are subject to wide fluctuations in response to a variety of factors beyond ONEOK Partners’ control, including, but not limited to, the following:

•	overall domestic and global economic conditions;

•	relatively minor changes in the supply of, and demand for, domestic and foreign energy;

•	market uncertainty;

•	the availability and cost of third-party transportation, natural gas processing and fractionation capacity;

•	the level of consumer product demand and storage inventory levels;

•	ethane rejection;

•	geopolitical conditions impacting supply and demand for natural gas, NGLs and crude oil;

•	weather conditions;

•	domestic and foreign governmental regulations and taxes;

•	the price and availability of alternative fuels;

•	speculation in the commodity futures markets;

•	overall domestic and global economic conditions;

•	the effects of imports and exports on the price of natural gas, crude oil, NGL and liquefied natural gas;

•	the effect of worldwide energy-conservation measures; and

•	the impact of new supplies, new pipelines, processing and fractionation facilities on location price differentials.

These external factors and the volatile nature of the energy markets make it difficult to estimate reliably future prices of commodities and the impact commodity price fluctuations have on ONEOK Partners’ customers and their need for its services. As commodity prices decline, ONEOK Partners is paid less for its commodities, thereby reducing its cash flow.  NGL volumes could decline if it becomes uneconomical for natural gas processors to recover the ethane component of the natural gas stream as a separate product. In addition, crude oil, natural gas and NGL production could also decline due to lower prices.

Some of ONEOK Partners’ nonregulated businesses have a higher level of risk than its regulated businesses.

Some of ONEOK Partners’ nonregulated operations, which include its natural gas gathering and processing business and most of its natural gas liquids business, have a higher level of risk than its regulated operations, which include a portion of its natural gas pipelines business and a portion of its natural gas liquids business.  ONEOK Partners expects to continue investing in natural gas and natural gas liquids projects and other related projects, some or all of which may involve nonregulated businesses or assets.  These projects could involve risks associated with operational factors, such as competition and dependence on certain suppliers and customers; and financial, economic and political factors, such as rapid and significant changes in commodity prices, the cost and availability of capital and counterparty risk, including the inability of a counterparty, customer or supplier to fulfill a contractual obligation.

Measurement adjustments on ONEOK Partners’ pipeline system can be affected materially by changes in estimation, type of commodity and other factors.

Natural gas and natural gas liquids measurement adjustments occur as part of the normal operating conditions associated with ONEOK Partners’ assets.  The quantification and resolution of measurement adjustments are complicated by several factors including: (1) the significant number (i.e., thousands) of meters that ONEOK Partners uses throughout its natural gas and natural gas liquids systems, primarily around its gathering and processing assets; (2) varying qualities of natural gas in the streams gathered and processed and the mixed nature of NGLs gathered and fractionated through ONEOK Partners’ systems; and (3) variances in measurement that are inherent in metering technologies.  Each of these factors may contribute to measurement adjustments that can occur on ONEOK Partners’ systems, which could affect negatively its business, financial position, results of operations and cash flows.

ONEOK Partners does not hedge fully against commodity price changes, seasonal price differentials, product price differentials or locational price differentials. This could result in decreased revenues and increased costs and lower margins, adversely affecting its results of operations.

Certain of ONEOK Partners’ businesses are exposed to market risk and the impact of market fluctuations of natural gas, NGLs and crude oil prices.  Market risk refers to the risk of loss of cash flows and future earnings arising from adverse changes in commodity prices.  ONEOK Partners’ primary commodity price exposures arise from:

•	the value of the NGLs and natural gas it receives in exchange for the natural gas gathering and processing services it provides;

•	the price differentials between the individual NGL products with respect to ONEOK Partners’ NGL transportation and fractionation agreements;

•	the location price differentials in the price of natural gas and NGLs with respect to ONEOK Partners’ natural gas and NGL transportation businesses;

•	the seasonal price differentials of natural gas and NGLs related to storage operations; and

•	the fuel costs and the value of the retained fuel in-kind in ONEOK Partners’ natural gas pipelines and storage operations.

To manage the risk from market price fluctuations of natural gas, NGLs and crude oil prices, ONEOK Partners uses derivative instruments such as swaps, futures and forwards swaps.  However, it does not hedge fully against commodity price changes, and therefore, it retains some exposure to market risk.  Accordingly, any adverse changes to commodity prices could result in decreased revenue and increased costs.

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

ONEOK Partners is subject to risks that could limit its access to capital, thereby increasing its costs and affecting adversely its results of operations.

Much of ONEOK Partners’ business is capital intensive, and achievement of its long-term growth targets is dependent, at least in part, upon its ability to access capital at rates and on terms it determines to be attractive.  ONEOK Partners has grown rapidly in the past due in part to capital-growth projects and acquisitions.  Future capital-growth projects and acquisitions may require additional capital.  If ONEOK Partners is unable to access capital at competitive rates, its strategy of enhancing the earnings potential of its existing assets, including capital-growth acquisitions of complementary assets or businesses, will be affected adversely.  A number of factors could affect adversely ONEOK Partners’ ability to access capital, including: (i) general economic conditions; (ii) capital market conditions; (iii) market prices for natural gas, NGLs and other hydrocarbons; (iv) the overall health of the energy and related industries; (v) ability to maintain investment-grade credit ratings; (vi) unit price and (vii) capital structure.  If ONEOK Partners’ ability to access capital becomes constrained significantly, its interest costs and cost of equity will likely increase and its financial condition and future results of operations could be harmed significantly.

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

ONEOK Partners depends on a portion of natural gas supply from the Western Canada Sedimentary Basin for some of ONEOK Partners’ interstate pipelines, primarily Viking Gas Transmission and ONEOK Partners’ investment in Northern Border Pipeline, that transport Canadian natural gas from the Western Canada Sedimentary Basin to the Midwestern United States market area.  If demand for natural gas increases in Canada or other markets not served by ONEOK Partners’ interstate pipelines and/or production remains flat or declines, demand for transportation service on ONEOK Partners’ interstate natural gas pipelines could decrease significantly, which could impact adversely its and our results of operations and cash flows.

Mergers between ONEOK Partners’ customers and competitors could result in lower volumes being gathered, processed, fractionated, transported or stored on its assets, thereby reducing the amount of cash it generates.

Mergers between ONEOK Partners’ existing customers and its competitors could provide strong economic incentives for the combined entities to utilize their existing gathering, processing, fractionation and/or transportation systems instead of ONEOK Partners’ in those markets where the systems compete.  As a result, ONEOK Partners could lose some or all of the volumes and associated revenues from these customers, and it could experience difficulty in replacing those lost volumes and revenues.  Because most of ONEOK Partners’ operating costs are fixed, a reduction in volumes could result not only in less revenue but also in a decline in cash flow, which would reduce its ability to pay cash distributions to its unitholders.

ONEOK Partners is subject to strict regulations at many of its facilities regarding employee safety, and failure to comply with these regulations could affect adversely ONEOK Partners’ business, financial position, results of operations and cash flows.

The workplaces associated with ONEOK Partners’ facilities are subject to the requirements of OSHA and comparable state statutes that regulate the protection of the health and safety of workers.  The failure to comply with OSHA requirements or general industry standards, including keeping adequate records or occupational exposure to regulated substances could expose it to civil or criminal liability, enforcement actions, and regulatory fines and penalties and could have a material adverse effect on ONEOK Partners’ business, financial position, results of operations and cash flows.

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

Pursuant to a DOT rule, pipeline operators are required to develop pipeline integrity-management programs for intrastate and interstate natural gas and natural gas liquids pipelines that could affect high-consequence areas in the event of a release of product.  As defined by applicable regulations, high-consequence areas include areas near the route of a pipeline with high-population densities, facilities occupied by persons of limited mobility or indoor or outdoor areas where at least 20 people gather periodically.  The rule requires operators to identify pipeline segments that could impact a high-consequence area; improve data collection, integration and characterization of threats applicable to each segment and implement preventive and mitigating actions; perform ongoing assessments of pipeline integrity; and repair and remediate the pipeline as necessary.  These testing programs could cause us and ONEOK Partners to incur significant capital and operating expenditures to make repairs or remediate, as well as initiate preventive or mitigating actions that are determined to be necessary.

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

ONEOK Partners is subject to multiple environmental laws and regulations affecting many aspects of present and future operations, including air emissions, water quality, wastewater discharges, solid and hazardous wastes, and hazardous material and substance management.  These laws and regulations require ONEOK Partners to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals.  Failure to comply with these laws, regulations, permits and licenses may expose ONEOK Partners to fines, penalties and/or interruptions in its operations that could be material to its results of operations. If a leak or spill of hazardous substance occurs from ONEOK Partners’ pipelines, gathering lines or facilities in the process of transporting natural gas or NGLs or at any facility that ONEOK Partners owns, operates or otherwise uses, ONEOK Partners could be held jointly and severally liable for all resulting liabilities, including investigation and clean-up costs, which could affect materially its results of operations and cash flows.  In addition, emission controls required under the federal Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at ONEOK Partners’ facilities.  ONEOK Partners cannot assure that existing environmental regulations will not be revised or that new regulations will not be adopted or become applicable to it.  Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from customers, could have a material adverse effect on ONEOK Partners’ business, financial condition and results of operations.

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

ONEOK Partners may face significant costs to comply with the regulation of GHG emissions.

GHG emissions originate primarily from combustion engine exhaust, heater exhaust and fugitive methane gas emissions.  Various federal and state legislative proposals have been introduced to regulate the emission of GHGs, particularly carbon dioxide and methane, and the United States Supreme Court has ruled that carbon dioxide is a pollutant subject to regulation by the EPA.  In addition, there have been international efforts seeking legally binding reductions in emissions of GHGs.

ONEOK Partners believes it is possible that future governmental legislation and/or regulation may require it either to limit GHG emissions from its operations or to purchase allowances for such emissions that are actually attributable to its NGL customers.  However, it cannot predict precisely what form these future regulations will take, the stringency of the regulations, or when they will become effective.  Several legislative bills have been introduced in the United States Congress that would require carbon dioxide emission reductions.  Previously considered proposals have included, among other things, limitations on the amount of GHGs that can be emitted (so called “caps”) together with systems of emissions allowances.  This system could require ONEOK Partners to reduce emissions, even though the technology is not currently available for efficient reduction, or to purchase allowances for such emissions.  Emissions also could be taxed independently of limits.

In addition to activities on the federal level, state and regional initiatives could also lead to the regulation of GHG emissions sooner and/or independent of federal regulation.  These regulations could be more stringent than any federal regulation or legislation that is adopted.

Future legislation and/or regulation designed to reduce GHG emissions could make some of its activities uneconomic to maintain or operate.  Further, ONEOK Partners may not be able to pass on the higher costs to its customers or recover all costs related to complying with GHG regulatory requirements.  Its future results of operations, cash flows or financial condition could be adversely affected if such costs are not recovered through regulated rates or otherwise passed on to its customers.

ONEOK Partners continues to monitor legislative and regulatory developments in this area.  Although the regulation of GHG emissions may have a material impact on its operations and rates, ONEOK Partners believes it is premature to attempt to quantify the potential costs of the impacts.

ONEOK Partners is subject to physical and financial risks associated with climate change.

There is a growing belief that emissions of GHGs may be linked to global climate change.  Climate change creates physical and financial risk.  ONEOK Partners’ customers’ energy needs vary with weather conditions, primarily temperature and humidity. For residential customers, heating and cooling represent their largest energy use.  To the extent weather conditions may be affected by climate change, customers’ energy use could increase or decrease depending on the duration and magnitude of any changes.  Increased energy use due to weather changes may require ONEOK Partners to invest in more pipelines and other infrastructure to serve increased demand.  A decrease in energy use due to weather changes may affect its financial condition through decreased revenues.  Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.  Weather conditions outside of ONEOK Partners’ operating territory could also have an impact on its revenues.  Severe weather impacts its operating territories primarily through hurricanes, thunderstorms, tornados and snow or ice storms.  To the extent the frequency of extreme weather events increases, this could increase its cost of providing service.  ONEOK Partners may not be able to pass on the higher costs to its customers or recover all the costs related to mitigating these physical risks.  To the extent financial markets view climate change and emissions of GHGs as a financial risk, this could affect negatively its ability to access capital markets or cause ONEOK Partners to receive less favorable terms and conditions in future financings.  Its business could be affected by the potential for lawsuits against GHG emitters, based on links drawn between GHG emissions and climate change.

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

Finally, ONEOK Partners cannot give any assurance regarding future state or federal regulations under which it will operate or the effect such regulations could have on its or our business, financial condition and results of operations and cash flows.

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

Shippers may protest ONEOK Partners’ pipeline tariff filings, and the FERC and or state regulatory agency may investigate tariff rates. Further, the FERC may order refunds of amounts collected under newly filed rates that are determined by the FERC to be in excess of a just and reasonable level.  In addition, shippers may challenge by complaint the lawfulness of tariff rates that have become final and effective.  The FERC and/or state regulatory agencies also may investigate tariff rates absent shipper complaint. Any finding that approved rates exceed a just and reasonable level on the natural gas pipelines would take effect prospectively.  In a complaint proceeding challenging natural gas liquids pipeline rates, if the FERC determines existing rates exceed a just and reasonable level, it could require the payment of reparations to complaining shippers for up to two years prior to the complaint. Any such action by the FERC or a comparable action by a state regulatory agency could affect adversely ONEOK Partners’ pipeline businesses’ ability to charge rates that would cover future increases in costs, or even to continue to collect rates that cover current costs, and provide for a reasonable return.  ONEOK Partners can provide no assurance that its pipeline systems will be able to recover all of their costs through existing or future rates.

Demand for natural gas and for certain of ONEOK Partners’ products and services is highly weather sensitive and seasonal.

The demand for natural gas and for certain of ONEOK Partners’ businesses’ products, such as propane, is weather sensitive and seasonal, with a portion of revenues derived from sales for heating during the winter months.  Weather conditions influence directly the volume of, among other things, natural gas and propane delivered to customers.  Deviations in weather from normal levels and the seasonal nature of certain of ONEOK Partners’ businesses can create variations in earnings and short-term cash requirements.

Energy efficiency and technological advances may affect the demand for natural gas and affect adversely ONEOK Partners’ operating results.

More strict local, state and federal energy-conservation measures in the future or technological advances in heating, including installation of improved insulation and the development of more efficient furnaces, energy generation or other devices could affect the demand for natural gas and adversely affect ONEOK Partners’ and our results of operations and cash flows.

In the competition for customers, ONEOK Partners may have significant levels of uncontracted or discounted capacity on its natural gas and natural gas liquids pipelines, processing, fractionation and storage assets.

ONEOK Partners’ natural gas and natural gas liquids pipelines, processing, fractionation and storage assets compete with other pipelines, processing, fractionation and storage facilities for natural gas and NGL supplies delivered to the markets it serves.  As a result of competition, at any given time ONEOK Partners may have significant levels of uncontracted or discounted capacity on its pipelines, processing, fractionation and in its storage assets, which could have a material adverse impact on ONEOK Partners’ or our results of operations and cash flows.

ONEOK Partners is exposed to the credit risk of its customers or counterparties, and its credit risk management may not be adequate to protect against such risk.

ONEOK Partners is subject to the risk of loss resulting from nonpayment and/or nonperformance by ONEOK Partners’ customers or counterparties.  ONEOK Partners’ customers or counterparties may experience rapid deterioration of their financial condition as a result of changing market conditions, commodity prices or financial difficulties that could impact their creditworthiness or ability to pay ONEOK Partners for its services.  ONEOK Partners assesses the creditworthiness of its customers or counterparties and obtains collateral as it deems appropriate.  If ONEOK Partners fails to assess adequately the creditworthiness of existing or future customers or counterparties, unanticipated deterioration in their creditworthiness and any resulting nonpayment and/or nonperformance could adversely impact ONEOK Partners’ or our results of operations.  In addition, if any of ONEOK Partners’ customers or counterparties files for bankruptcy protection, this could have a material negative impact on ONEOK Partners’ and our business, financial condition, results of operations and cash flows.

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

As of December 31, 2014, ONEOK Partners had total indebtedness of approximately $7.1 billion.  Its indebtedness could have significant consequences.  For example, it could:

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

ONEOK Partners’ debt agreements contain provisions that restrict its ability to finance future operations or capital needs or to expand or pursue its business activities.  For example, certain of these agreements contain provisions that, among other things, limit its ability to make loans or investments, make material changes to the nature of its business, merge, consolidate or engage in asset sales, grant liens or make negative pledges.  Certain agreements also require it to maintain certain financial ratios, which limit the amount of additional indebtedness it can incur.  For example, the ONEOK Partners Credit Agreement contains a financial covenant requiring it to maintain a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK

Partners Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1. If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter of the acquisition and the two following quarters.

These restrictions could result in higher costs of borrowing and impair ONEOK Partners’ ability to generate additional cash. Future financing agreements ONEOK Partners may enter into may contain similar or more restrictive covenants.

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

The natural gas industry is relying increasingly on natural gas supplies from nonconventional sources, such as shale and tight sands.  Natural gas extracted from these sources frequently requires hydraulic fracturing, which involves the pressurized injection of water, sand, and chemicals into the geologic formation to stimulate natural gas production. Recently, there have been initiatives at the federal and state levels to regulate or otherwise restrict the use of hydraulic fracturing, and several states have adopted regulations that impose more stringent permitting, disclosure and well-completion requirements on hydraulic fracturing operations.  Legislation or regulations placing restrictions on hydraulic fracturing activities could impose operational delays, increased operating costs and additional regulatory burdens on exploration and production operators, which could reduce their production of unprocessed natural gas and, in turn, adversely affect ONEOK Partners’ revenues and results of operations by decreasing the volumes of unprocessed natural gas and NGLs gathered, treated, processed, fractionated and transported on ONEOK Partners’ or its joint ventures’ natural gas and natural gas liquids pipelines, several of which gather unprocessed natural gas and NGLs from areas where the use of hydraulic fracturing is prevalent.

Continued development of new supply sources could impact demand.

The discovery of nonconventional natural gas production areas closer to certain market areas that ONEOK Partners serves may compete with natural gas originating in production areas connected to ONEOK Partners’ systems.  For example, the Marcellus Shale in Pennsylvania, New York, West Virginia and Ohio may cause natural gas in supply areas connected to ONEOK Partners’ systems to be diverted to markets other than its traditional market areas and may affect capacity utilization adversely on ONEOK Partners’ pipeline systems and ONEOK Partners’ ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows.  In addition, supply volumes from these nonconventional natural gas production areas may compete with and displace volumes from the Mid-Continent, Permian, Rocky Mountains and Canadian supply sources in certain of ONEOK Partners’ markets.  The displacement of natural gas originating in supply areas connected to ONEOK Partners’ pipeline systems by these new supply sources that are closer to the end-use markets could result in lower transportation revenues, which could have a material adverse impact on ONEOK Partners’ business, financial condition, results of operations and cash flows.

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

ONEOK Partners participates in several joint ventures.  Due to the nature of some of these arrangements, each participant in these joint ventures has made substantial investments in the joint venture and, accordingly, has required that the relevant charter documents contain certain features designed to provide each participant with the opportunity to participate in the management of the joint venture and to protect its investment, as well as any other assets that may be substantially dependent on or otherwise affected by the activities of that joint venture.  These participation and protective features customarily include a corporate governance structure that requires at least a majority-in-interest vote to authorize many basic activities and requires a greater voting interest (sometimes up to 100 percent) to authorize more significant activities.  Examples of these more significant activities are large expenditures or contractual commitments, the construction or acquisition of assets, borrowing money or otherwise raising capital, transactions with affiliates of a joint-venture participant, litigation and transactions not in the ordinary course of business, among others.  Thus, without the concurrence of joint-venture participants with enough voting interests, ONEOK Partners may be unable to cause any of its joint ventures to take or not to take certain actions, even though those actions may be in the best interest of ONEOK Partners or the particular joint venture.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

DESCRIPTION OF PROPERTIES

Natural Gas Gathering and Processing

Property - The Natural Gas Gathering and Processing segment owns the following assets:

•	approximately 11,300 miles and 7,400 miles of natural gas gathering pipelines in the Mid-Continent and Rocky Mountain regions, respectively;

•
nine natural gas processing plants with approximately 785 MMcf/d of processing capacity in the Mid-Continent region, and 10 natural gas processing plants with approximately 665 MMcf/d of processing capacity in the Rocky Mountain region; and

•	approximately 30 MBbl/d of natural gas liquids fractionation capacity at various natural gas processing plants in the Mid-Continent and Rocky Mountain regions.

As discussed further in “Growth Projects” in the Natural Gas Gathering and Processing segment’s discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, ONEOK Partners also is constructing or plans to construct the following:

•	four additional natural gas processing plants in the Rocky Mountain region, which will provide approximately 530 MMcf/d of combined processing capacity;

•	projects to increase natural gas compression at existing facilities in the Rocky Mountain region, which will provide approximately 100 MMcf/d of processing capacity; and

•	one natural gas processing plant in the Mid-Continent region, with approximately 200 MMcf/d of processing capacity.

Utilization - The utilization rates for ONEOK Partners’ natural gas processing plants were approximately 84 percent and 71 percent for 2014 and 2013, respectively. ONEOK Partners calculates utilization rates using a weighted-average approach, adjusting for the dates that assets were placed in service.

Natural Gas Liquids

Property - The Natural Gas Liquids segment owns the following assets:

•	approximately 2,800 miles of non-FERC-regulated natural gas liquids gathering pipelines with peak capacity of approximately 800 MBbl/d;

•	approximately 170 miles of non-FERC-regulated natural gas liquids distribution pipelines with peak transportation capacity of approximately 66 MBbl/d;

•	approximately 4,270 miles of FERC-regulated natural gas liquids gathering pipelines with peak capacity of approximately 633 MBbl/d;

•	approximately 4,100 miles of FERC-regulated natural gas liquids and refined petroleum products distribution pipelines with peak capacity of 900 MBbl/d;

•
one natural gas liquids fractionator, located in Oklahoma, with operating capacity of approximately 210 MBbl/d; two natural gas liquids fractionators, located in Kansas, with combined operating capacity of 280 MBbl/d; and two natural gas liquids fractionators, located in Texas, with combined operating capacity of 150 MBbl/d;

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

•
above- and below-ground storage facilities associated with ONEOK Partners’ FERC-regulated natural gas liquids pipeline operations in Iowa, Illinois, Nebraska and Kansas with combined operating capacity of 978 MBbl; and

•	one ethane/propane splitter in Texas with operating capacity of 32 MBbl/d of purity ethane and 8 MBbl/d of propane.

In addition, ONEOK Partners leases approximately 2.5 MMBbl of combined NGL storage capacity at facilities in Kansas and Texas and has access to 60 MBbl/d of natural gas liquids fractionation capacity in Texas through a fractionation service agreement.

As discussed further in “Growth Projects” in the Natural Gas Liquids segment’s discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, ONEOK Partners also expects to place in service in the first quarter 2015 approximately 95 miles of FERC-regulated distribution pipelines from Hutchinson, Kansas, to Medford, Oklahoma.

ONEOK Partners also has a 25 MBbl/d expansion of its Bakken NGL Pipeline and additional NGL infrastructure for its new natural gas processing plants in the Rocky Mountain region in various stages of construction.

Utilization - The utilization rates for ONEOK Partners’ various assets, including leased assets, for 2014 and 2013, respectively, were as follows:

•	its non-FERC-regulated natural gas liquids gathering pipelines were approximately 62 percent and 69 percent;

•	its FERC-regulated natural gas liquids gathering pipelines were approximately 79 percent and 71 percent;

•	its FERC-regulated natural gas liquids distribution pipelines were approximately 47 percent and 58 percent;

•	its natural gas liquids fractionators were approximately 70 percent and 78 percent; and

•	its average contracted natural gas liquids storage volumes were approximately 69 percent and 72 percent of storage capacity.

ONEOK Partners calculates utilization rates using a weighted-average approach, adjusting for the dates that assets were placed in service. ONEOK Partners’ fractionation utilization rate reflects approximate proportional capacity associated with its ownership interests.

Natural Gas Pipelines

Property - The Natural Gas Pipelines segment owns the following assets:

•	approximately 1,500 miles of FERC-regulated interstate natural gas pipelines with approximately 3.2 Bcf/d of peak transportation capacity;

•	approximately 5,200 miles of state-regulated intrastate transmission pipelines with peak transportation capacity of approximately 3.2 Bcf/d; and

•	approximately 51.7 Bcf of total active working natural gas storage capacity.

ONEOK Partners’ storage includes four underground natural gas storage facilities in Oklahoma, two underground natural gas storage facilities in Kansas and two underground natural gas storage facilities in Texas.

Utilization - ONEOK Partners’ natural gas pipelines were approximately 91 percent subscribed in 2014 and 90 percent subscribed in 2013, and its natural gas storage facilities were 76 percent subscribed in 2014 and 92 percent subscribed in 2013.

Other

Property - We own the 17-story ONEOK Plaza office building, with approximately 505,000 square feet of net rentable space, and an associated parking garage.

ITEM 3.    LEGAL PROCEEDINGS

Gas Index Pricing Litigation - We, ONEOK Energy Services Company, L.P. (OESC) and one other affiliate are defending, either individually or together, against the following lawsuits that claim damages resulting from the alleged market manipulation or false reporting of prices to gas index publications by us and others: Sinclair Oil Corporation v. ONEOK Energy Services Corporation, L.P., et al. (filed in the United States District Court for the District of Wyoming in September 2005, transferred to MDL-1566 in the United States District Court for the District of Nevada); Reorganized FLI, Inc. (formerly J.P. Morgan Trust Company) v. ONEOK, Inc., et al. (filed in the District Court of Wyandotte County, Kansas, in October 2005, transferred to MDL-1566 in the United States District Court for the District of Nevada); Learjet, Inc., et al. v. ONEOK, Inc., et al. (filed in the District Court of Wyandotte, Kansas, in November 2005, transferred to MDL-1566 in the United States District Court for the District of Nevada); Arandell Corporation, et al. v. Xcel Energy, Inc., et al. (filed in the Circuit Court for Dane County, Wisconsin, in December 2006, transferred to MDL-1566 in the United States District Court for the District of Nevada); Heartland Regional Medical Center, et al. v. ONEOK, Inc., et al. (filed in the Circuit Court of Buchanan County, Missouri, in March 2007, transferred to MDL-1566 in the United States District Court for the District of Nevada); NewPage Wisconsin System v. CMS Energy Resource Management Company, et al. (filed in the Circuit Court for Wood County, Wisconsin, in March 2009, transferred to MDL-1566 in the United States District Court for the District of Nevada and now consolidated with the Arandell case).  In each of these lawsuits, the plaintiffs allege that we, OESC and one other affiliate and approximately ten other energy companies and their affiliates engaged in an illegal scheme to inflate natural gas prices by providing false information to gas price index publications.  All of the complaints arise out of a CFTC investigation into and reports concerning false gas price index-reporting or manipulation in the energy marketing industry during the years from 2000 to 2002.

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

On April 10, 2013, the United States Court of Appeals for the Ninth Circuit reversed the summary judgments that had been granted in favor of ONEOK, OESC and other unaffiliated defendants in the following cases: Reorganized FLI, Learjet, Arandell, Heartland and NewPage. The Ninth Circuit also reversed the summary judgment that had been granted in favor of OESC on all state law claims asserted in the Sinclair case. The Ninth Circuit remanded the cases back to the United States District Court for the District of Nevada for further proceedings. ONEOK, OESC and the other unaffiliated defendants filed a Petition for Writ of Certiorari with the United States Supreme Court on August 26, 2013. The Ninth Circuit has ordered the cases stayed until final disposition of the Petition for Writ of Certiorari. On July 1, 2014, the United States Supreme Court granted the Petition for Writ of Certiorari. Oral arguments were heard by the United States Supreme Court on January 12, 2015, and we expect a decision by mid-2015.

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

MARKET INFORMATION AND HOLDERS

Our common stock is listed on the NYSE under the trading symbol “OKE.”  The corporate name ONEOK is used in newspaper stock listings.  The following table sets forth the high and low closing prices of our common stock for the periods indicated:

	Year Ended December 31, 2014		Year Ended December 31, 2013
	High	Low	High	Low
First Quarter	$68.49	$57.78	$48.17	$44.00
Second Quarter	$68.08	$58.48	$52.13	$41.16
Third Quarter	$70.98	$62.03	$54.14	$40.00
Fourth Quarter	$64.72	$44.30	$62.18	$52.54

At February 17, 2015, there were 14,830 holders of record of our 208,400,547 outstanding shares of common stock.

DIVIDENDS

The following table sets forth the quarterly dividends declared and paid per share of our common stock during the periods indicated:

	Years Ended December 31,
	2014	2013	2012
First Quarter	$0.40	$0.36	$0.305
Second Quarter	$0.56	$0.36	$0.305
Third Quarter	$0.575	$0.38	$0.33
Fourth Quarter	$0.59	$0.38	$0.33
Total	$2.125	$1.48	$1.27

In January 2015, we declared a dividend of $0.605 per share ($2.42 per share on an annualized basis), which was paid on February 13, 2015, to shareholders of record as of January 30, 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

We repurchased no shares of our common stock for the year ended December 31, 2014. The repurchase program, authorized by our Board of Directors in October 2010, terminated on December 31, 2013. As of December 31, 2014, we have no authorization to repurchase shares.

EMPLOYEE STOCK AWARD PROGRAM

Under our Employee Stock Award Program, we issued, for no monetary consideration, to all eligible employees one share of our common stock when the per-share closing price of our common stock on the NYSE was for the first time at or above $13 per share. Shares issued to employees under this program during 2014 totaled 49,864, and compensation expense related to the Employee Stock Award Plan was $2.1 million.  Shares issued to employees under this program during 2013 totaled 63,975, and compensation expense related to the Employee Stock Award Plan was $3.6 million. For 2012, the number of shares issued under this program totaled 42,467, and compensation expense related to the Employee Stock Award Plan was $1.9 million.

The total number of shares of our common stock available for issuance under this program is 900,000.  The shares issued under this program have not been registered under the Securities Act, in reliance upon the position taken by the SEC (see Release No. 6188, dated February 1, 1980) that the issuance of shares to employees pursuant to a program of this kind does not require registration under the Securities Act.  See Note M of the Notes to Consolidated Financial Statements in this Annual Report for additional information about the employee stock award program and other equity compensation plans.

PERFORMANCE GRAPH

The following performance graph compares the performance of our common stock with the S&P 500 Index, the Alerian MLP Index and a ONEOK Peer Group during the period beginning on December 31, 2009, and ending on December 31, 2014.  We have determined that the Alerian MLP Index is a more appropriate comparison than the S&P 500 Utilities Index due to the separation of our former natural gas distribution business. We have also updated our peer group to both reflect the separation of our former natural gas distribution business and an updated assessment of appropriate industry peers. Both the S&P 500 Utilities Index and the previous peer group are included in the performance graph for comparative purposes.

The graph assumes a $100 investment in our common stock and in each of the indices at the beginning of the period and a reinvestment of dividends paid on such investments throughout the period.

Value of $100 Investment Assuming Reinvestment of Dividends at December 31, 2009,
and at the End of Every Year Through December 31, 2014, among ONEOK, Inc., the S&P 500 Index, the Alerian MLP Index, the S&P 500 Utilities Index and a ONEOK Peer Group

	Cumulative Total Return
	Years Ended December 31,
	2010	2011	2012	2013	2014

ONEOK, Inc.	$129.37	$208.46	$211.67	$316.83	$299.93
S&P 500 Index	$115.08	$117.47	$136.24	$180.33	$204.96
S&P 500 Utilities Index (a)	$105.49	$126.43	$128.06	$145.04	$186.97
2013 ONEOK Peer Group (b)	$120.97	$144.12	$147.03	$184.10	$223.11
2014 ONEOK Peer Group (c)	$124.10	$145.00	$153.80	$209.70	$230.60
Alerian MLP Index (d)	$135.63	$154.39	$161.84	$206.50	$216.35

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
(b) - The 2013 ONEOK Peer Group is comprised of the following companies: AGL Resources, Inc.; Atmos Energy Corp.; Centerpoint Energy, Inc.; DCP Midstream Partners, L.P.; Enbridge, Inc.; Enterprise Products Partners, L.P.; Energy Transfer Partners, L.P.; Kinder Morgan Energy Partners, L.P.; National Fuel Gas Co.; New Jersey Resources Corp.; NiSource, Inc.; OGE Energy Corp.; Piedmont Natural Gas Company, Inc.; Sempra Energy; Spectra Energy Corp.; Southwest Gas Corp.; TransCanada; UGI Corp.; Vectren Corp.; WGL Holdings, Inc.; and Wisconsin Energy Corp.
(c) - The 2014 ONEOK Peer Group is comprised of the following companies: Boardwalk Pipeline Partners, LP; Buckeye Partners L.P.; CenterPoint Energy, Inc.; Energy Transfer Partners, L.P; EQT Corporation; Magellan Midstream Partners, L.P; MarkWest Energy Partners, L.P.; MDU Resources Group, Inc.; National Fuel Gas Company; NiSource Inc.; NuStar Energy L.P.; OGE Energy Corp.; Plains All American Pipeline, L.P.; Sempra Energy; Spectra Energy Corp.; Targa Resource Partners LP; and The Williams Companies, Inc.
(d) - The Alerian MLP Index is comprised of the following companies: Access Midstream Partners L.P.; Altas Pipeline Partners L.P.; AmeriGas Partners L.P.; Alliance Resource Partners L.P.; Atlas Resource Partners L.P.; Breitburn Energy Partners L.P.; Buckeye Partners L.P.; Calumet Specialty Products Partners L.P.; Crestwood Midstream Partners L.P.; DCP Midstream Partners L.P.; Enbridge Energy Partners L.P.; Enable Midstream Partners L.P.; EnLink Midstream Partners L.P.; Enterprise Products Partners L.P.; EQT Midstream Partners L.P.; Energy Transfer Partners L.P.; EV Energy Partners L.P.; Ferrellgas Partners L.P.; Genesis Energy L.P; Golar LNG Partners L.P.; Hi-Crush Partners L.P.; Legacy Reserves L.P.; Linn Energy L.L.C.; Memorial Production Partners L.P.; Martin Midstream Partners L.P.; Magellan Midstream Partners L.P.; MPLX L.P.; MarkWest Energy Partners L.P.; NGL Energy Partners L.P.; Targa Resources Partners L.P.; Navios Maritime Partners L.P.; Natural Resources Partners L.P.; NuStar Energy L.P; Oiltanking Partners L.P.; Plains All American Pipeline L.P; Phillips 66 Partners L.P.; Regency Energy Partners L.P.; Seadrill Partners L.L.C.; Spectra Energy Partners L.P.; Suburban Propane Partners L.P.; Sunoco Logistics Partners L.P.; TC Pipelines L.P.; Teekay LNG Partners L.P.; Tesoro Logistics L.P.; Teekay Offshore Partners L.P.; Valero Energy Partners L.P.; Vanguard Natural Resources L.L.C.; Western Gas Partners L.P.; Williams Partners L.P.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for each of the periods indicated:

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(Millions of dollars except per share amounts)
Revenues	$12,195.1	$11,871.9	$10,184.1	$11,325.0	$8,678.6
Income from continuing operations	$668.7	$589.1	$677.7	$644.9	$349.8
Income from continuing operations attributable to ONEOK	$319.7	$278.7	$294.8	$245.8	$143.1
Net income attributable to ONEOK	$314.1	$266.5	$360.6	$360.6	$334.6
Total assets	$15,304.6	$17,741.5	$15,901.0	$13,707.5	$12,570.1
Long-term debt, including current maturities	$7,203.6	$7,764.3	$6,524.7	$4,892.1	$4,327.6
Earnings per share - continuing operations
Basic	$1.53	$1.35	$1.43	$1.17	$0.67
Diluted	$1.52	$1.33	$1.40	$1.15	$0.66
Earnings per share - total
Basic	$1.50	$1.29	$1.75	$1.72	$1.57
Diluted	$1.49	$1.27	$1.71	$1.68	$1.55
Dividends declared per common share	$2.125	$1.48	$1.27	$1.08	$0.91

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Item 1, Business, our audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements in this Annual Report.

RECENT DEVELOPMENTS

The following discussion highlights some of our planned activities, recent achievements and significant issues affecting us. Due to the separation of our former natural gas distribution business on January 31, 2014, the wind down of our former energy services business on March 31, 2014, and the subsequent reporting of such businesses as discontinued operations, income from continuing operations reflects the continuing operations of ONEOK Partners and of ONEOK as its general partner. All references to income as used in Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to income from continuing operations. Please refer to the “Financial Results and Operating Information,” and “Liquidity and Capital Resources” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and Notes to Consolidated Financial Statements in this Annual Report for additional information.

Separation of Natural Gas Distribution Business - In January 2014, our board of directors unanimously approved the separation of our natural gas distribution business into a stand-alone publicly traded company called ONE Gas, which was completed on January 31, 2014. ONEOK shareholders of record at the close of business on January 21, 2014, retained their current shares of ONEOK stock and received one share of ONE Gas stock for every four shares of ONEOK stock owned in a transaction that was tax-free to ONEOK and its shareholders. Our natural gas distribution business, which generated operating income of $47.5 million in January 2014, was classified as discontinued operations on January 31, 2014. We also incurred $23.0 million of after-tax costs associated with the separation for the year ended December 31, 2014, that have been recorded in income (loss) from discontinued operations. See additional discussion in Note B to the Consolidated Financial Statements included in this Annual Report.

In connection with the separation, we received a cash payment of approximately $1.13 billion from ONE Gas and used the proceeds to repay all of our outstanding commercial paper and to retire approximately $552.5 million of long-term debt. As a result of the early retirement of long-term debt, we incurred a loss on extinguishment of approximately $24.8 million, which is included in other expense, and reclassified losses to interest expense of approximately $7.7 million due to the discontinuance of cash flow hedge accounting for the related interest-rate swaps. We also amended and restated our ONEOK Credit Agreement effective January 31, 2014, to reduce the size of the facility to $300 million from $1.2 billion and recorded a charge to interest expense of approximately $2.9 million related to amortization of previous credit agreement issuance costs.

Wind Down of Energy Services Business - We completed the wind down of our energy services business, which ceased operations on March 31, 2014, and was classified as discontinued operations. See additional discussion in Note B to the Consolidated Financial Statements included in this Annual Report.

Change in Reportable Segments - Following the separation of our natural gas distribution business into ONE Gas and the wind down of our energy services business, our chief operating decision maker reviews the financial performance of each of the three segments of ONEOK Partners on a regular basis to assess the performance of, and allocate resources to, ONEOK Partners. As a result, our reportable segments have changed to reflect the three business segments of ONEOK Partners. We have reflected the change in reporting segments for all periods presented. See also Note S to the Consolidated Financial Statements included in this Annual Report for additional information.

Ownership of ONEOK Partners - ONEOK and its subsidiaries own all of the general partner interest and certain limited partner interests, which, together, represented a 37.8 percent ownership interest at December 31, 2014, in ONEOK Partners, one of the largest publicly traded master limited partnerships.

Commodity Prices - Due in part to the rapid growth in crude oil production in the United States, the global supply of crude oil has exceeded demand and led to a dramatic fall in crude oil prices. Commodity prices declined sharply in the fourth quarter 2014 and continued to decline into early 2015. WTI crude oil prices declined to less than $50.00 per barrel in early 2015, compared with approximately $90.00 per barrel in September 2014. NYMEX natural gas prices also declined to approximately $3.00 per MMBtu in early 2015, compared with prices in excess of $4.00 per MMBtu in September 2014. The decline in crude oil prices has also contributed to lower NGL product prices, as well as narrow NGL product price differentials.

We expect lower commodity prices and narrow location and product price differentials to persist throughout 2015. Producer capital investment is expected to decrease, which combined with natural production declines and reduced drilling activity, is expected to slow natural gas and NGL supply growth. The lower commodity prices and slower supply growth are expected to adversely impact ONEOK Partners’ and our results of operations and cash flows in 2015, particularly in the Natural Gas Gathering and Processing segment where revenues are derived primarily from commodity-based contracts with fee components.

We continue to expect that natural gas liquids volumes will be affected negatively in the Natural Gas Liquids segment as a result of ethane rejection. We expect ethane rejection will persist until new world-scale ethylene production capacity begins coming on line, which is anticipated to be in 2017. Market conditions may result in periods where it is economical to recover the ethane component in the natural gas liquids stream. Ethane rejection is expected to have a significant impact on our financial results through 2017. However, the Natural Gas Liquids segment’s integrated assets enable it to mitigate partially the impact of ethane rejection through minimum volume commitments and its ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials in its optimization activities.

ONEOK Partners’ Growth Projects - Through 2014, crude oil and natural gas producers continued to drill aggressively for crude oil and NGL-rich natural gas in many regions where ONEOK Partners has operations, including the Bakken Shale and Three Forks formations in the Williston Basin; the Niobrara Shale and other formations in the Powder River Basin; and in the Cana-Woodford Shale, Woodford Shale, Mississippian Lime, Springer Shale, Stack and SCOOP areas in the Mid-Continent region. In response to this increased production of crude oil, natural gas and NGLs, and higher demand for NGL products from the petrochemical industry, ONEOK Partners has completed growth projects and acquisitions totaling approximately $5.9 billion from 2010 through 2014 and has approximately $2.1 billion to $3.0 billion of projects in various stages of construction, including approximately $2.2 billion in new projects and acquisitions announced in 2014, to meet the needs of natural gas producers and processors in these regions, as well as enhance its natural gas liquids fractionation, distribution and storage infrastructure in the Gulf Coast region. The execution of these capital investments aligns with ONEOK Partners’ strategy to generate consistent growth and sustainable earnings. Acreage dedications and contractual commitments from producers and natural gas processors in regions associated with ONEOK Partners’ growth projects are expected to provide incremental cash flows and long-term fee-based earnings.

While reduced producer drilling activity is expected to slow supply growth, ONEOK Partners expects to complete its previously announced projects to meet producers’ demand for its gathering, processing fractionation and transportation services. However, ONEOK Partners has suspended capital expenditures for certain natural gas processing plants and related infrastructure to align with the needs of its customers. ONEOK Partners expects to resume its suspended capital-growth projects as soon as market conditions improve. If the current commodity price environment persists for a prolonged period, it may impact the timing or demand for additional infrastructure projects or growth opportunities in the future.

See discussion of ONEOK Partners’ growth projects in the “Financial Results and Operating Information” section in the Natural Gas Gathering and Processing and Natural Gas Liquids segments.

West Texas LPG - In November 2014, ONEOK Partners acquired the West Texas LPG system for approximately $800 million. See additional discussion in the “Financial Results and Operating Information” section in the Natural Gas Liquids segment.

Bighorn Gas Gathering Impairment Charge - As a result of the continued decline in dry natural gas volumes gathered in the coal-bed methane area of the Powder River Basin and the operator recording an impairment of the underlying assets of Bighorn Gas Gathering in September 2014, ONEOK Partners reviewed its equity method investment in Bighorn Gas Gathering as of September 30, 2014, and recorded noncash impairment charges totaling $76.4 million. See additional discussion in the “Financial Results and Operating Information” section in the Natural Gas Gathering and Processing segment.

Dividends/Distributions - During 2014, we paid dividends totaling $2.125 per share, an increase of approximately 44 percent over the $1.48 per share paid during 2013.  We declared a quarterly dividend of $0.605 per share ($2.42 per share on an annualized basis) in January 2015, an increase of approximately 51 percent over the $0.40 declared in January 2014.  During 2014, ONEOK Partners paid cash distributions totaling $3.01 per unit, an increase of approximately 5 percent from the $2.87 per unit paid during 2013.  ONEOK Partners paid total cash distributions to us in 2014 of $605.3 million, which includes $279.3 million resulting from our limited-partner interest and $326.0 million related to our general partner interest.  A cash distribution from ONEOK Partners of $0.79 per unit ($3.16 per unit on an annualized basis) was declared in January 2015, an increase of approximately 8 percent from the $0.73 declared in January 2014.

ONEOK Partners Equity Issuances - In May 2014, ONEOK Partners completed an underwritten public offering of approximately 13.9 million common units at a public offering price of $52.94 per common unit, generating net proceeds of approximately $714.5 million. In conjunction with this issuance, we contributed approximately $15.0 million in order to maintain our 2 percent general partner interest in ONEOK Partners. ONEOK Partners used the proceeds to repay commercial paper, fund its capital expenditures and for general partnership purposes.

During 2014, ONEOK Partners sold approximately 7.9 million common units through its “at-the-market” equity program. Net cash proceeds, including our contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $402.1 million, which were used for general partnership purposes.

As a result of these transactions, our aggregate ownership interest in ONEOK Partners decreased to 37.8 percent at December 31, 2014, compared with 41.2 percent at December 31, 2013.

See Note Q of the Notes to Consolidated Financial Statements in this Annual Report for a discussion of ONEOK Partners’ issuance of common units and distributions to noncontrolling interests.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2014 vs. 2013		2013 vs. 2012
Financial Results	2014	2013	2012	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues
Commodity sales	$10,725.0	$10,549.2	$9,010.2	$175.8	2%	$1,539.0	17%
Services	1,470.1	1,322.7	1,173.9	147.4	11%	148.8	13%
Total revenues	12,195.1	11,871.9	10,184.1	323.2	3%	1,687.8	17%
Cost of sales and fuel	10,088.5	10,222.2	8,540.3	(133.7)	(1)%	1,681.9	20%
Net margin	2,106.6	1,649.7	1,643.8	456.9	28%	5.9	—%
Operating costs	674.9	541.7	491.7	133.2	25%	50.0	10%
Depreciation and amortization	294.7	239.3	205.3	55.4	23%	34.0	17%
Gain (loss) on sale of assets	6.6	11.9	6.7	(5.3)	(45)%	5.2	78%
Operating income	$1,143.6	$880.6	$953.5	$263.0	30%	$(72.9)	(8)%

Equity earnings from investments	$41.0	$110.5	$123.0	$(69.5)	(63)%	$(12.5)	(10)%
Interest expense	$(356.2)	$(270.6)	$(237.6)	$85.6	32%	$33.0	14%
Income from continuing operations	$668.7	$589.1	$677.7	$79.6	14%	$(88.6)	(13)%
Income (loss) and gain on sales of discontinued operations, net of tax	$(5.6)	$(12.1)	$65.8	$6.5	54%	$(77.9)	*
Net income attributable to noncontrolling interests	$349.0	$310.4	$382.9	$38.6	12%	$(72.5)	(19)%
Net income attributable to ONEOK	$314.1	$266.5	$360.6	$47.6	18%	$(94.1)	(26)%
Capital expenditures (a)	$1,779.2	$2,256.6	$1,866.2	$(477.4)	(21)%	$390.4	21%
* Percentage change is greater than 100 percent.
(a) - Includes capital expenditures of discontinued operations of $23.9 million, $292.1 million and $280.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

2014 vs. 2013 - Revenues and net margin for 2014, compared with 2013, increased due primarily to higher volumes across ONEOK Partners’ systems. ONEOK Partners’ new natural gas processing plants in the Williston Basin and Mid-Continent region resulted in increased natural gas volumes gathered, processed and sold in the Natural Gas Gathering and Processing segment, and combined with third-party plant connections, increased NGL volumes transported in the Natural Gas Liquids segment’s exchange-services business. ONEOK Partners experienced increased optimization, marketing and isomerization margins from wider realized NGL product price differentials in 2014, compared to 2013, primarily related to increased weather-related seasonal demand for propane during the first quarter 2014 and wider realized NGL product price differential between normal butane and iso-butane. The Natural Gas Pipelines segment also experienced higher transportation revenues, primarily from increased rates and higher contracted capacity and higher storage revenues from park-and-loan activity. These margin increases were offset partially by the impact of ethane rejection in the Natural Gas Liquids segment and lower contracted storage capacity in the Natural Gas Pipelines segment.

Operating costs and depreciation and amortization expense increased for 2014, compared with 2013, due primarily to the growth of ONEOK Partners’ operations related to the completed capital projects in the Natural Gas Gathering and Processing and Natural Gas Liquids segments.

Equity earnings decreased for 2014, compared with 2013, due primarily to noncash impairment charges totaling $76.4 million related to ONEOK Partners’ equity method investment in Bighorn Gas Gathering in the Natural Gas Gathering and Processing segment.

Interest expense increased for 2014, compared with 2013, primarily as a result of higher interest costs incurred associated with a full year of interest costs on ONEOK Partners’ issuance of $1.25 billion of senior notes in September 2013.

Net income attributable to noncontrolling interests, which reflects primarily the portion of ONEOK Partners that we do not own, increased for 2014, compared with 2013, due primarily to the changes in earnings at ONEOK Partners.

Capital expenditures decreased for 2014, compared with 2013, due primarily to decreased capital expenditures due to the separation of ONE Gas and lower ONEOK Partners capital expenditures due to the timing of expenditures related to growth projects in the Natural Gas Gathering and Processing and Natural Gas Liquids segments. In 2014, ONEOK Partners also completed the West Texas LPG acquisition for approximately $800 million compared with the 2013 Sage Creek and Maysville acquisitions totaling approximately $395 million.

Additional information regarding the financial results and operating information is provided in the following discussion for each of the segments.

2013 vs. 2012 - Revenues and net margin for 2013, compared with 2012, increased due primarily to higher natural gas and NGL volumes gathered, processed and sold from completed capital projects in the Natural Gas Gathering and Processing and Natural Gas Liquids segments, offset partially by lower net realized natural gas and NGL product prices, and ethane rejection. The increase in natural gas supply resulting from the development of nonconventional resource areas in North America contributed to lower NGL product prices, narrower NGL location price differentials and narrower natural gas location and seasonal price differentials in the markets ONEOK Partners serves, compared with 2012. However, in December 2013, the price of propane increased significantly, and the differential between the Conway, Kansas, and Mont Belvieu, Texas, markets for propane also widened in favor of Conway, Kansas, due to colder than normal weather and lower propane inventory levels. The price of propane in the Mid-Continent market and the wider location price differentials between the Mid-Continent and Gulf Coast centers peaked in late January 2014 and moderated by the end of February 2014 as supply and demand rebalanced.

NGL location price differentials were significantly narrower between the Mid-Continent market center at Conway, Kansas, and the Gulf Coast market center at Mont Belvieu, Texas, for 2013, compared with 2012, due primarily to strong NGL production growth from the development of NGL-rich areas, exceeding the petrochemical industry’s capacity to consume the increased supply resulting in higher ethane inventory levels at Mont Belvieu. Additionally, an unusually long maintenance outage season in the petrochemical industry during 2013 reduced ethane demand, which also contributed to the higher ethane inventory levels.

The differential between the composite price of NGL products and the price of natural gas, particularly the differential between ethane and natural gas, influenced the volume of NGLs recovered from natural gas processing plants. The low ethane prices resulted in ethane rejection at most of ONEOK Partners’ natural gas processing plants and its customers’ natural gas processing plants connected to its natural gas liquids system in the Mid-Continent and Rocky Mountain regions during 2013.

Operating costs and depreciation and amortization expense increased for 2013, compared with 2012, due primarily to the growth of ONEOK Partners’ operations related to the completed capital projects in the Natural Gas Gathering and Processing and Natural Gas Liquids segments.

Interest expense increased in 2013, compared with 2012, primarily as a result of higher interest costs incurred associated with a full year of interest costs on ONEOK Partners’ issuance of $1.3 billion of senior notes in September 2012 and interest costs on ONEOK Partners’ issuance of $1.25 billion of senior notes in September 2013. This was offset partially by higher capitalized interest associated with the investments in ONEOK Partners’ growth projects in the Natural Gas Gathering and Processing and Natural Gas Liquids segments.

Net income attributable to noncontrolling interests reflects primarily the earnings of ONEOK Partners attributable to the portion of ONEOK Partners that we do not own.

Income from discontinued operations for 2013, compared with 2012, decreased due primarily to $138.6 million in noncash charges related to the wind down of our former energy services business from the release of a significant portion of its natural gas transportation and storage contracts to third parties. Net income from discontinued operations for 2013 also reflects approximately $9.4 million in costs incurred related to the separation of the natural gas distribution business.

Capital expenditures increased for 2013, compared with 2012, due primarily to the growth projects in the Natural Gas Gathering and Processing and Natural Gas Liquids segments. In 2013, ONEOK Partners also acquired a business in the Niobrara Shale formation of the Power River Basin and purchased the remaining 30 percent interest in the Maysville, Oklahoma, natural gas processing facility.

Additional information regarding our results of operations is provided in the following discussion of operating results for each of our segments.

Natural Gas Gathering and Processing

Growth Projects - Beginning in 2010, the Natural Gas Gathering and Processing segment has invested approximately $4.0 billion to $4.7 billion in growth projects in NGL-rich areas in the Williston Basin, the Powder River Basin, the Cana-Woodford Shale, the Springer Shale, the Stack and the SCOOP areas that ONEOK Partners expects will enable it to meet the rapidly growing needs of crude oil and natural gas producers in those areas. Nearly all of the new natural gas production is from horizontally drilled and completed wells in nonconventional resource areas. These wells tend to produce volumes at higher initial production rates resulting generally in higher initial decline rates than conventional vertical wells; however, the decline rates flatten out over time. These wells are expected to have long productive lives.

ONEOK Partners has completed approximately $2.2 billion of the growth projects and acquisitions in this segment from 2010 through 2014, which include the following:

Completed Projects	Location	Capacity	Approximate Costs (a)	Completion Date
			(In millions)
Rocky Mountain Region
Garden Creek I processing plant and infrastructure	Williston Basin	100 MMcf/d	$360	December 2011
Stateline I & II processing plants and infrastructure	Williston Basin	200 MMcf/d	$565	September 2012/April 2013
Divide County gathering system	Williston Basin	270 miles	$125	June 2013
Sage Creek processing plant and infrastructure (b)	Powder River Basin	50 MMcf/d	$152	September 2013
Garden Creek II processing plant and infrastructure	Williston Basin	100 MMcf/d	$300 - $310	August 2014
Garden Creek III processing plant and infrastructure	Williston Basin	100 MMcf/d	$300 - $310	October 2014
Mid-Continent Region
30 percent interest in Maysville processing plant (b)	Cana-Woodford Shale	40 MMcf/d	$90	December 2013
Canadian Valley processing plant and infrastructure	Cana-Woodford Shale	200 MMcf/d	$255	March 2014
Total			$2,147 - $2,167
(a) Excludes AFUDC.
(b) Acquisition.

ONEOK Partners has the following natural gas processing plants and related infrastructure in various stages of construction:

Projects in Progress	Location	Capacity	Approximate Costs (a)	Expected Completion Date
(In millions)
Rocky Mountain Region
Sage Creek infrastructure	Powder River Basin	Various	$50	Fourth quarter 2015
Natural gas compression	Williston Basin	100 MMcf/d	$80-$100	Fourth quarter 2015
Lonesome Creek processing plant and infrastructure	Williston Basin	200 MMcf/d	$550-$680	Fourth quarter 2015
Stateline De-ethanizers	Williston Basin	26 MBbl/d	$60 - $80	Fourth quarter 2015
Bear Creek processing plant and infrastructure	Williston Basin	80 MMcf/d	$230-$330	Third quarter 2016
Bronco processing plant and infrastructure	Powder River Basin	50 MMcf/d	$130-$200	Suspended
Demicks Lake processing plant and infrastructure	Williston Basin	200 MMcf/d	$475-$670	Suspended
Mid-Continent Region
Knox processing plant and infrastructure	SCOOP	200 MMcf/d	$240-$470	Suspended
Total			$1,815-$2,580
(a) Excludes AFUDC.

As a result of announced reductions in crude oil and natural gas drilling activities by producers and the expectation of slower supply growth due to the recent decline in crude oil, natural gas and NGL prices, ONEOK Partners has suspended capital expenditures for certain natural gas processing plants and field infrastructure. ONEOK Partners expects to resume its suspended capital-growth projects as soon as market conditions improve. If the current commodity price environment persists for a prolonged period, it may further impact the timing or demand for these projects and additional infrastructure projects or growth opportunities in the future.

Rocky Mountain Region:

Williston Basin Processing Plants and related projects - ONEOK Partners is constructing natural gas gathering and processing assets in the Williston Basin to meet the growing needs of crude oil and natural gas producers. When its announced projects are completed, it will have natural gas processing capacity of approximately 1.2 Bcf/d in the basin. ONEOK Partners has acreage dedications of approximately 3 million net acres supporting these projects.

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

Stateline De-ethanizers - ONEOK Partners plans to construct de-ethanizer towers at its Stateline natural gas processing plants, located in Williams County, North Dakota. Once completed, the de-ethanizer towers will remove ethane from the natural gas stream, which we expect to then be sold under a long-term, fee-based contract to a customer who plans to transport the ethane on a third-party pipeline.

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

Powder River Basin - ONEOK Partners is constructing natural gas gathering and processing assets in the NGL-rich areas of the Powder River Basin, a region poised for significant growth in natural gas and NGL production volumes. ONEOK Partners has acreage dedications of approximately 130,000 net acres supporting these projects.

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

Mid-Continent Region:

Cana-Woodford Shale, Woodford Shale, Springer Shale, Stack and SCOOP areas - ONEOK Partners is constructing natural gas gathering and processing assets to meet the growing production of NGL-rich natural gas in the Cana-Woodford Shale, Woodford Shale, Springer Shale, Stack and SCOOP areas. When the announced projects are completed, ONEOK Partners’ Oklahoma natural gas processing capacity will be approximately 900 MMcf/d. ONEOK Partners has substantial acreage dedications from crude oil and natural gas producers supporting these plants.

Canadian Valley Plant - In March 2014, ONEOK Partners completed the Canadian Valley natural gas processing plant, which is located in the Cana-Woodford Shale.

Knox Plant - In July 2014, ONEOK Partners announced it will construct the Knox natural gas processing plant and related infrastructure, which will be located in Grady and Stephens Counties, Oklahoma. The plant and related infrastructure will gather and process liquids-rich natural gas from the Cana-Woodford Shale and the emerging SCOOP area and will be located in close proximity to ONEOK Partners’ existing natural gas gathering and processing assets and natural gas and natural gas liquids pipelines.

For a discussion of ONEOK Partners’ capital expenditure financing, see “Capital Expenditures” in “Liquidity and Capital Resources.”

Selected Financial Results - The Natural Gas Gathering and Processing segment’s 2014 operating results reflect benefits from the following projects:

•	the Garden Creek III natural gas processing plant, which was completed in October 2014;

•	the Garden Creek II natural gas processing plant, which was completed in August 2014;

•	the Canadian Valley natural gas processing plant, which was completed in March 2014;

•	the acquisition of the remaining 30 percent undivided interest in the Maysville, Oklahoma, natural gas processing facility, which was acquired in December 2013;

•	the acquisition of the Sage Creek natural gas processing plant in Wyoming in September 2013; and

•	the Stateline II natural gas processing plant, which was completed in April 2013.

The completion of the Stateline II, Garden Creek II and Garden Creek III natural gas processing plants resulted in increased natural gas volumes gathered and processed in the Williston Basin, and completion of the Canadian Valley natural gas processing plant resulted in increased natural gas volumes gathered and processed in Oklahoma.

The following table sets forth certain selected financial results for the Natural Gas Gathering and Processing segment for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2014 vs. 2013		2013 vs. 2012
Financial Results	2014	2013	2012	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL sales	$1,434.4	$1,095.5	$834.0	$338.9	31%	$261.5	31%
Condensate sales	110.8	113.2	100.2	(2.4)	(2)%	13.0	13%
Residue natural gas sales	1,140.5	620.5	403.8	520.0	84%	216.7	54%
Gathering, compression, dehydration and processing fees and other revenue	281.9	222.3	177.7	59.6	27%	44.6	25%
Cost of sales and fuel	2,305.7	1,550.9	1,060.5	754.8	49%	490.4	46%
Net margin	661.9	500.6	455.2	161.3	32%	45.4	10%
Operating costs	257.7	193.3	164.0	64.4	33%	29.3	18%
Depreciation and amortization	123.8	103.9	83.0	19.9	19%	20.9	25%
Gain (loss) on sale of assets	0.2	0.4	2.2	(0.2)	(50)%	(1.8)	(82)%
Operating income	$280.6	$203.8	$210.4	$76.8	38%	$(6.6)	(3)%

Equity earnings (loss) from investments	$(56.1)	$23.5	$29.1	$(79.6)	*	$(5.6)	(19)%
Capital expenditures	$898.9	$774.4	$566.1	$124.5	16%	$208.3	37%
Cash paid for acquisitions	$—	$241.9	$—	$(241.9)	(100)%	$241.9	*
* Percentage change is greater than 100 percent.

Commodity prices declined sharply in the fourth quarter 2014 and continued to decline into early 2015. WTI crude oil prices declined to less than $50.00 per barrel in early 2015, compared with approximately $90.00 per barrel in September 2014. NYMEX natural gas prices also declined to approximately $3.00 per MMBtu in early 2015, compared with prices in excess of $4.00 per MMBtu in September 2014. ONEOK Partners expects lower commodity prices to persist throughout 2015. In response, crude oil and natural gas exploration and production capital investment is expected to decrease, which combined with production declines and reduced drilling activity is expected to slow crude oil, natural gas and NGL supply growth. ONEOK Partners expects crude oil and natural gas producers to focus capital spending and drilling activities on core locations that are most economical to develop. The lower commodity price environment is expected to have an adverse impact on the Natural Gas Gathering and Processing segment’s financial results in 2015.

2014 vs. 2013 - Net margin increased primarily as a result of the following:

•
an increase of $147.6 million due primarily to natural gas volume growth in the Williston Basin and Cana-Woodford Shale and increased ownership of the Maysville, Oklahoma, natural gas processing plant resulting in higher natural gas volumes gathered, compressed, processed, transported and sold, higher NGL volumes sold and higher fees, offset partially by wellhead freeze-offs due to severely cold weather in the first quarter 2014;

•	an increase of $11.3 million due primarily to higher net realized natural gas and NGL prices; and

•	an increase of $8.8 million due primarily to changes in contract mix; offset partially by

•	a decrease of $6.4 million due to a condensate contract settlement in 2013.

Operating costs increased due primarily to the growth of ONEOK Partners’ operations and reflect the following:

•	an increase of $46.3 million in higher materials and supplies, and outside service expenses; and

•	an increase of $21.2 million in employee-related costs due to higher labor and employee benefit costs; offset partially by

•	a decrease of $3.2 million due to lower ad valorem tax expense resulting from capitalized taxes related to construction projects.

Depreciation and amortization expense increased due to the completion of growth projects and acquisitions.

Equity earnings (loss) from investments decreased due to $76.4 million in impairment charges in the third quarter 2014 on ONEOK Partners’ investment in Bighorn Gas Gathering. See additional discussion in “Equity Investments” below.

Capital expenditures increased due primarily to the timing of ONEOK Partners’ growth projects discussed above.

See “Capital Expenditures” in “Liquidity and Capital Resources” for additional detail of ONEOK Partners’ projected capital expenditures.

2013 vs. 2012 - Net margin increased primarily as a result of the following:

•
an increase of $100.1 million due primarily to volume growth in the Williston Basin from the Stateline I and Stateline II natural gas processing plants, and increased well connections resulting in higher natural gas volumes gathered, compressed, processed, transported and sold, higher NGL volumes sold and higher fees; and

•	an increase of $6.4 million due to a contract settlement in 2013; offset partially by

•	a decrease of $41.7 million due primarily to lower net realized NGL prices;

•	a decrease of $13.4 million due primarily to changes in contract mix and terms associated with volume growth; and

•	a decrease of $3.5 million due to lower dry natural gas volumes gathered as a result of continued declines in coal-bed methane production in the Powder River Basin.

Operating costs increased due primarily to the growth of ONEOK Partners’ operations and reflect the following:

•	an increase of $16.8 million in higher materials and supplies, and outside service expenses;

•	an increase of $10.3 million in employee-related costs due to higher labor and employee benefit costs, offset partially by lower incentive compensation costs; and

•	an increase of $2.2 million due to higher ad valorem taxes.

Depreciation and amortization expense increased due to the completion of the Stateline I and Stateline II natural gas processing plants in the Williston Basin, the completion of well connections and infrastructure projects supporting ONEOK Partners’ volume growth in the Williston Basin and the acquisition of the Sage Creek plant in Wyoming.

Equity earnings from investments decreased due primarily to lower NGL prices and declines in dry natural gas volumes gathered by certain of ONEOK Partners’ equity investments in the Powder River Basin.

Capital expenditures increased due to ONEOK Partners’ growth projects discussed above. In 2013, ONEOK Partners also completed the Sage Creek acquisition in the NGL-rich Niobrara Shale area of the Powder River Basin and acquired the remaining 30 percent interest in the Maysville, Oklahoma, natural gas processing facility.

Selected Operating Information - The following tables set forth selected operating information for the Natural Gas Gathering and Processing segment for the periods indicated:

	Years Ended December 31,
Operating Information (a)	2014	2013	2012
Natural gas gathered (BBtu/d)	1,733	1,347	1,119
Natural gas processed (BBtu/d) (b)	1,534	1,094	866
NGL sales (MBbl/d)	104	79	61
Residue natural gas sales (BBtu/d)	714	497	397
Realized composite NGL net sales price ($/gallon) (c)	$0.93	$0.87	$1.06
Realized condensate net sales price ($/Bbl) (c)	$76.43	$86.00	$88.22
Realized residue gas net sales price ($/MMBtu) (c)	$3.92	$3.53	$3.87
Average fee rate ($MMBtu)	$0.36	$0.34	$0.35
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.
(c) - Presented net of the impact of hedging activities on ONEOK Partners’ equity volumes.

Natural gas gathered and processed, NGL sales and residue natural gas sales increased due to the completion of growth projects and/or acquisitions in the Williston Basin,Power River Basin and Mid-Continent areas, offset partially by declines in volumes in the coal-bed methane area of the Powder River Basin. The quantity and composition of NGLs and natural gas continue to change as ONEOK Partners’ new natural gas processing plants in the Williston Basin and Mid-Continent are placed in service. In March 2014, ONEOK Partners’ Canadian Valley plant in Oklahoma was completed, which has better ethane rejection capabilities than its other processing plants in the Mid-Continent region. As a result, ONEOK Partners realized composite NGL net sales price increased while most individual NGL product prices were lower. ONEOK Partners’ Garden Creek I, Garden Creek II, Garden Creek III, Stateline I and Stateline II plants in the Williston Basin have the capability to recover ethane when economic conditions warrant but did not do so in 2014. ONEOK Partners’ equity NGL volumes are expected to be weighted more toward propane due to expected ethane rejection.

	Years Ended December 31,
Equity Volume Information (a)	2014	2013	2012

NGL sales (MBbl/d)	16.5	14.4	11.6
Condensate sales (MBbl/d)	3.1	2.4	2.3
Residue natural gas sales (BBtu/d)	118.2	71.7	48.8
(a) - Includes volumes for consolidated entities only.

Commodity Price Risk - The Natural Gas Gathering and Processing segment is exposed to commodity price risk as a result of receiving commodities in exchange for ONEOK Partners’ services. See discussion regarding ONEOK Partners’ commodity price risk under “Commodity Price Risk” in Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

Equity Investments - Producers have primarily focused their development efforts on crude oil and NGL-rich supply basins rather than in areas with dry natural gas production, such as the coal-bed methane production areas in the Powder River Basin.  The reduced coal-bed methane development activities and production declines in the dry natural gas formations of the Powder River Basin have resulted in lower natural gas volumes available to be gathered.  While the reserve potential in the dry natural gas formations of the Powder River Basin still exists, future drilling and development in this area will be affected by commodity prices and producers’ alternative prospects.

During 2014, the coal-bed methane volumes gathered on the Bighorn Gas Gathering system, in which ONEOK Partners owns a 49 percent equity interest and which operates in the coal-bed methane area of the Powder River Basin, declined at a rate greater than in prior periods and greater than expected. Due to these additional declines in volumes, Bighorn Gas Gathering recorded an impairment of its underlying assets in September 2014, when the operator determined that the volume decline would be sustained for the foreseeable future. As a result of these developments, ONEOK Partners’ reviewed its equity method investment in Bighorn Gas Gathering for impairment and recorded noncash impairment charges of $76.4 million related to Bighorn Gas Gathering. The noncash impairment charges are included in equity earnings from investments in our accompanying Consolidated Statements of Income. The net book value of ONEOK Partners’ equity method investment in Bighorn Gas Gathering is $7.9 million at December 31, 2014, and no equity method goodwill remains. We determined there were no impairments to investments in unconsolidated affiliates in 2013 or 2012.

A continued decline in volumes gathered in the coal-bed methane area of the Powder River Basin may reduce ONEOK Partners’ ability to recover the carrying value of its equity investments in this area and could result in additional noncash charges to earnings. The net book value of ONEOK Partners’ remaining equity method investments in this dry natural gas area is $206.0 million, which includes $130.5 million of equity method goodwill. We expect the energy commodity price environment to remain depressed for at least the near term, which has caused producers to announce plans for reduced drilling for crude oil and natural gas, which we expect will slow volume growth or reduce volumes of natural gas delivered to systems owned by its equity method investments.

Natural Gas Liquids

Growth Projects - ONEOK Partners’ growth strategy in the Natural Gas Liquids segment is focused around the crude oil and NGL-rich natural gas drilling activity in shale and other nonconventional resource areas from the Rocky Mountain region through the Mid-Continent region into Texas and New Mexico.  Increasing crude oil, natural gas and NGL production resulting from this activity and higher petrochemical industry demand for NGL products have resulted in ONEOK Partners making additional capital investments to expand its infrastructure to bring these commodities from supply basins to market.  Expansion of the petrochemical industry in the United States is expected to increase ethane demand significantly in the next two to four years, and international demand for NGLs, particularly propane, also is increasing and is expected to continue to do so in the future.

Beginning in 2010, the Natural Gas Liquids segment has invested approximately $4.0 billion in NGL-related projects. These investments will accommodate the transportation and fractionation of growing NGL supply from shale and other resource development areas across ONEOK Partners’ asset base and alleviate infrastructure constraints between the Mid-Continent and Gulf Coast market centers to meet increasing petrochemical industry and NGL export demand in the Gulf Coast. Over time, these growing fee-based NGL volumes are expected to fill much of ONEOK Partners’ natural gas liquids pipeline capacity used historically to capture the NGL location price differentials between the two market centers.

ONEOK Partners has completed approximately $3.8 billion in growth projects and acquisitions in this segment from 2010 through 2014, which include the following:

Completed Projects	Capacity	Approximate Costs (a)	Completion Date
		(In millions)
Sterling I expansion	15 MBbl/d	$36	November 2011
Cana-Woodford/Granite Wash NGL plant connections	77 MBbl/d	$220	April 2012
Bushton fractionator expansion	60 MBbl/d	$117	September 2012
Bakken NGL Pipeline	60 MBbl/d	$455	April 2013
Overland Pass Pipeline expansion	60 MBbl/d	$36	April 2013
Ethane Header pipeline	400 MBbl/d	$23	April 2013
Sage Creek NGL infrastructure (b)	Various	$153	September 2013
MB-2 Fractionator	75 MBbl/d	$375	December 2013
Ethane/Propane Splitter	40 MBbl/d	$46	March 2014
Sterling III Pipeline and reconfigure Sterling I and II	193 MBbl/d	$808	March 2014
Bakken NGL Pipeline expansion - Phase I	75 MBbl/d	$75-$90	September 2014
Niobrara NGL Lateral	90 miles	$70-$75	September 2014
West Texas LPG (b)	2,600 miles	$800	November 2014
MB-3 Fractionator	75 MBbl/d	$520-$540	December 2014
Total		$3,734-$3,774
(a) Excludes AFUDC.
(b) Acquisition.

ONEOK Partners has the following projects in various stages of construction:

Projects in Progress	Capacity	Approximate Costs (a)	Expected Completion Date
(In millions)
NGL Pipeline and Hutchinson Fractionator infrastructure	95 miles	$110-$125	First quarter 2015
Bakken NGL Pipeline expansion - Phase II	25 MBbl/d	$100	Second quarter 2016
Bear Creek NGL infrastructure	40 miles	$35-$45	Third quarter 2016
Bronco NGL infrastructure	65 miles	$45-$60	Suspended
Demicks Lake NGL infrastructure	12 miles	$10-$15	Suspended
Total		$300-$345
(a) Excludes AFUDC.

As a result of announced reductions in crude oil and natural gas drilling activities and the expectation of slower supply growth due to the recent declines in crude oil, natural gas and NGL prices, ONEOK Partners has suspended capital expenditures for certain natural gas liquids infrastructure projects related to planned natural gas processing plants. ONEOK Partners expects to resume its suspended capital-growth projects as soon as market conditions improve. If the current commodity price environment persists for a prolonged period, it may further impact the timing or demand for these projects and additional infrastructure projects or growth opportunities in the future.

Ethane/Propane Splitter - In March 2014, ONEOK Partners placed in service an ethane/propane splitter at its Mont Belvieu storage facility to split ethane/propane mix into purity ethane to meet the needs of petrochemical customers, which is expected to grow over the long-term. The facility is capable of producing 32 MBbl/d of purity ethane and 8 MBbl/d of propane.

Sterling III Pipeline - In March 2014, ONEOK Partners completed a 550-mile natural gas liquids pipeline, which has the flexibility to transport either unfractionated NGLs or NGL products from the Mid-Continent to the Gulf Coast.  The pipeline is designed to transport up to 193 MBbl/d of NGL production from Medford, Oklahoma, to ONEOK Partners’ storage and fractionation facilities in Mont Belvieu, Texas. ONEOK Partners’ has multiyear supply commitments from producers and natural gas processors for approximately 75 percent of the pipeline’s capacity. Installation of additional pump stations could expand the capacity of the pipeline to 260 MBbl/d. This project also included the reconfiguration of ONEOK Partners’ existing Sterling I and Sterling II pipelines to transport either unfractionated NGLs or NGL products. The reconfiguration was completed in July 2014.

Bakken NGL Pipeline expansion, Phase I - The first expansion, completed in September 2014, increased the pipeline’s capacity to 135 MBbl/d from the original capacity of 60 MBbl/d, with the second expansion expected to bring the pipeline’s capacity to 160 MBbl/d. These expansions will accommodate the growing NGL supply from the Williston and Powder River Basins.

Niobrara NGL Lateral - ONEOK Partners constructed new natural gas liquids pipeline infrastructure to connect the Sage Creek natural gas processing plant and a third-party natural gas processing plant to its Bakken NGL Pipeline, which was completed in September 2014.

West Texas LPG Acquisition - In November 2014, ONEOK Partners completed its acquisition of an 80 percent interest in the West Texas LPG Pipeline Limited Partnership and a 100 percent interest in the Mesquite Pipeline for approximately $800 million from affiliates of Chevron Corporation, and ONEOK Partners became the operator of both pipelines. The acquisition consists of approximately 2,600 miles of natural gas liquids gathering pipelines extending from the Permian Basin in southeastern New Mexico to East Texas and Mont Belvieu, Texas. The pipeline system increased ONEOK Partners’ natural gas liquids gathering system by approximately 60 percent to nearly 7,100 miles of natural gas liquids gathering pipelines and added approximately 285,000 barrels per day of NGL capacity.  These assets are expected to provide ONEOK Partners additional fee-based earnings and its natural gas liquids infrastructure with access to a new natural gas liquids supply basin.

MB-3 Fractionator - In December 2014, ONEOK Partners completed the MB-3 fractionator. The MB-3 fractionator is located near its storage facility in Mont Belvieu, Texas. In addition, it expanded and upgraded its existing natural gas liquids gathering and pipeline infrastructure, which includes new connections to natural gas processing facilities and increasing the capacity of its Arbuckle and Sterling II natural gas liquids pipelines. ONEOK Partners has multiyear supply commitments from producers and natural gas processors for approximately 80 percent of the fractionator’s capacity.

Natural gas liquids pipeline and modification of Hutchinson fractionation infrastructure - ONEOK Partners is constructing a new 95-mile natural gas liquids pipeline that will connect its existing natural gas liquids fractionation and storage facilities in

Hutchinson, Kansas, to similar facilities in Medford, Oklahoma. The project also included modifications that were completed in December 2014 to existing natural gas liquids fractionation infrastructure at Hutchinson, Kansas, increasing fractionation capacity by 20 MBbl/d, to accommodate additional unfractionated NGLs produced in the Williston Basin.

Bakken NGL Pipeline expansion, Phase II - The second expansion will increase the pipeline’s capacity to 160 MBbl/d from the current capacity of 135 MBbl/d.

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

Selected Financial Results - The Natural Gas Liquids segment’s 2014 operating results reflect the benefits from the following completed growth projects:

•	the West Texas LPG acquisition, which was completed in November 2014;

•	the Niobrara NGL Lateral, which was completed in September 2014;

•	the Bakken NGL Pipeline expansion, Phase I, which was completed in September 2014;

•	the Sterling III Pipeline and reconfigurations to Sterling I and II, which were completed in March 2014;

•	the Ethane/Propane Splitter, which was completed in March 2014;

•	the MB-2 Fractionator, which was completed in December 2013;

•	the Sage Creek NGL infrastructure, which was completed in September 2013;

•	the Bakken NGL Pipeline, which was completed in April 2013;

•	the expansion of the Overland Pass Pipeline, which was completed in the second quarter 2013; and

•	the Ethane Header Pipeline, which was completed in April 2013.

These projects have resulted in additional natural gas liquids volumes gathered, fractionated and transported across ONEOK Partners’ natural gas liquids systems; however, the volumes fractionated and transported decreased in 2014 due to ethane rejection. ONEOK Partners expects these investments along with its other announced growth projects will accommodate the growing NGL supply from shale and other resource development areas across its asset base and will continue to alleviate infrastructure constraints between the Mid-Continent and Texas Gulf coast regions to meet the increasing petrochemical industry and NGL export demand.

The following tables set forth certain selected financial results and operating information for the Natural Gas Liquids segment for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2014 vs. 2013		2013 vs. 2012
Financial Results	2014	2013	2012	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$9,462.4	$9,857.7	$8,479.7	$(395.3)	(4)%	$1,378.0	16%
Exchange service and storage revenues	988.8	839.3	707.6	149.5	18%	131.7	19%
Transportation revenues	94.2	81.0	69.3	13.2	16%	11.7	17%
Cost of sales and fuel	9,435.3	9,908.1	8,349.3	(472.8)	(5)%	1,558.8	19%
Net margin	1,110.1	869.9	907.3	240.2	28%	(37.4)	(4)%
Operating costs	296.4	236.6	223.8	59.8	25%	12.8	6%
Depreciation and amortization	124.1	89.2	74.3	34.9	39%	14.9	20%
Gain (loss) on sale of assets	(0.6)	0.8	(1.0)	(1.4)	*	1.8	*
Operating income	$689.0	$544.9	$608.2	$144.1	26%	$(63.3)	(10)%

Equity earnings from investments	$27.3	$22.0	$20.7	$5.3	24%	$1.3	6%
Allowance for equity funds used during construction	$14.7	$30.4	$13.5	$(15.7)	(52)%	$16.9	*
Capital expenditures	$798.0	$1,128.3	$968.5	$(330.3)	(29)%	$159.8	16%
Cash paid for acquisitions, net of cash received	$800.0	$153.0	$—	$647.0	*	$153.0	*
* Percentage change is greater than 100 percent.

Several factors contributed to increased propane demand and price in the first quarter 2014, which impacted ONEOK Partners’ results of operations in 2014. In the fourth quarter 2013, ONEOK Partners experienced high propane demand for crop drying and increased heating demand due to colder than normal weather that continued into the first quarter 2014. In response to increased demand, propane prices at the Mid-Continent market center at Conway, Kansas, increased significantly, compared with propane prices at the Gulf Coast market center at Mont Belvieu, Texas. To help meet the demand and capture the wider location price differentials between these two markets, ONEOK Partners utilized its assets to deliver more propane into the Mid-Continent region from the Gulf Coast region. The price of propane in the Mid-Continent market and the wider location price differentials between the Mid-Continent and Gulf Coast market centers peaked in late January 2014 and returned to historical levels by the end of February 2014 as supply and demand balanced.

The recent volatility in crude oil prices has also impacted NGL prices, as NGL prices are generally linked to crude oil prices. These price decreases affected ONEOK Partners’ NGL sales revenues and cost of sales.

Ethane rejection in the Rocky Mountain and Mid-Continent regions continued in 2014 as expected, resulting in available capacity on ONEOK Partners’ pipelines that connect the Mid-Continent and Gulf Coast market centers, a portion of which it was able to utilize for optimization activities, including the delivery of propane into the Mid-Continent region during the first quarter 2014. Severely cold weather in the first quarter 2014 caused wellhead freeze-offs, which also reduced volumes.

2014 vs. 2013 - Net margin increased primarily as a result of the following:

•
an increase of $157.4 million in exchange-services and transportation margins, which resulted from increased volumes from new plants connected in the Williston Basin and Mid-Continent region, and higher fees for exchange-services activities resulting from contract renegotiations, offset partially by lower volumes from the termination of a contract;

•
an increase of $79.8 million in optimization and marketing margins, which resulted from a $31.4 million increase due primarily to wider realized NGL product price differentials; a $25.2 million increase in marketing margins related primarily to increased weather-related seasonal demand for propane during the first quarter 2014, and marketing and truck and rail activities in the second, third and fourth quarters 2014; and a $23.2 million increase due primarily to significantly wider NGL location price differentials, primarily related to increased weather-related seasonal demand for propane during the first quarter 2014, offset partially by lower optimization volumes in the second, third and fourth quarters 2014 when differentials narrowed; and

•	an increase of $22.8 million related to higher isomerization volumes, resulting from the wider NGL product price differential between normal butane and iso-butane; offset partially by

•	a decrease of $18.3 million resulting from the impact of ethane rejection, which resulted in lower NGL volumes; and

•	a decrease of $6.0 million due to the impact of lower operational measurement gains.

Operating costs increased primarily as a result of the completion of its growth projects, which include the following:

•	an increase of $20.1 million due to higher outside services expenses associated primarily with scheduled maintenance and the growth of operations related to completed capital projects;

•	an increase of $15.5 million due to higher ad valorem taxes related to its completed capital projects;

•	an increase of $14.9 million due to higher employee-related costs due primarily to higher labor and employee benefit costs; and

•	an increase of $3.4 million due to higher chemical, materials and supplies expense.

Depreciation and amortization expense increased due primarily to the depreciation associated with ONEOK Partners’ completed capital projects.

Equity earnings increased in 2014, compared with 2013, due primarily to higher volumes delivered to Overland Pass Pipeline from ONEOK Partners’ Bakken NGL Pipeline that was placed in service in April 2013 and revenues from minimum volume agreements, offset partially by increased ethane rejection and higher operating costs.

Capital expenditures decreased due primarily to timing of expenditures on ONEOK Partners’ growth projects discussed above. Allowance for equity funds used during construction decreased due to the completion of all of ONEOK Partners’ regulated projects.

2013 vs. 2012 - Net margin decreased primarily as a result of the following:

•
a decrease of $162.7 million in optimization and marketing margins, which resulted from a $202.5 million decrease due primarily to significantly narrower NGL location price differentials. This decrease was offset partially by an increase of $35.7 million due primarily to more favorable NGL product price differentials;

•	a decrease of $48.8 million resulting from the impact of ethane rejection, which resulted in lower NGL volumes; and

•	a decrease of $22.4 million related to lower isomerization volumes, resulting from the narrower price differential between normal butane and iso-butane; offset partially by

•
an increase of $166.5 million in exchange-services margins, which resulted from higher NGL volumes gathered, contract renegotiations for higher fees for ONEOK Partners’ NGL exchange-services activities and higher revenues from customers with minimum volume obligations;

•	an increase of $19.5 million due to the impact of operational measurement gains of approximately $9.7 million in 2013, compared with losses of approximately $9.8 million in 2012; and

•	an increase of $10.5 million in storage margins due primarily to contract renegotiations.

Operating costs increased primarily as a result of the growth of the segment’s operations and reflect the following:

•	an increase of $5.4 million due to higher ad valorem taxes related to ONEOK Partners’ completed capital projects; and

•
an increase of $5.0 million in employee-related costs due to higher labor and employee benefit costs due to the growth of ONEOK Partners’ operations related to its completed capital projects, offset partially by lower incentive compensation costs.

Depreciation and amortization expense increased due primarily to the depreciation associated with the segment’s completed capital projects.

Equity earnings increased compared with 2012 due primarily to higher volumes delivered to Overland Pass Pipeline from ONEOK Partners’ Bakken NGL Pipeline that was placed in service in April 2013, offset partially by reduced volumes as a result of ethane rejection. The impact of ethane rejection reduced equity earnings by $13.3 million compared with 2012.

Capital expenditures and the allowance for equity funds used during construction increased due primarily to the segment’s growth projects discussed above. In 2013, ONEOK Partners also completed the Sage Creek acquisition in the NGL-rich Niobrara Shale area of the Powder River Basin that included natural gas liquids gathering pipelines.

Selected Operating Information - The following tables set forth selected operating information for the Natural Gas Liquids segment for the periods indicated:

	Years Ended December 31,
Operating Information	2014	2013	2012
NGL sales (MBbl/d)	615	657	572
NGLs transported - gathering lines (MBbl/d) (a)	533	547	520
NGLs fractionated (MBbl/d) (b)	522	535	574
NGLs transported - distribution lines (MBbl/d) (a)	408	435	491
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.05	$0.04	$0.17
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.

2014 vs. 2013 - NGLs transported on gathering lines and NGLs fractionated decreased due primarily to the termination of a low margin contract and increased ethane rejection in the Mid-Continent and Rocky Mountain regions, offset partially by volumes from new plants connected in the Williston Basin and Mid-Continent region and from the West Texas LPG system acquired in November 2014.

NGLs transported on distribution lines decreased due primarily to lower volumes transported for ONEOK Partners’ optimization business due to narrower location price differentials during the second, third and fourth quarters 2014 between the Conway and Mont Belvieu market centers and increased ethane rejection, offset partially by an increase in exchange volumes delivered to Mont Belvieu due to the completed Sterling III Pipeline, which was placed in service in March 2014; and higher NGL volumes, primarily propane, during the first quarter 2014, transported to the Mid-Continent region due to increased demand.

2013 vs. 2012 - NGLs transported on gathering lines increased due primarily to increased volumes from the Williston Basin made available by ONEOK Partners’ completed Bakken NGL Pipeline and increased volumes in the Mid-Continent region and Texas made available through its Cana-Woodford Shale and Granite Wash projects, offset partially by decreases in NGL volumes gathered as a result of ethane rejection.

NGLs fractionated decreased due primarily to decreased volumes as a result of ethane rejection during 2013, offset partially by higher volumes supplied from the Williston Basin made available by ONEOK Partners’ completed Bakken NGL Pipeline.

NGLs transported on distribution lines decreased due primarily to decreased volumes as a result of ethane rejection.

Natural Gas Pipelines

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for the Natural Gas Pipelines segment for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2014 vs. 2013		2013 vs. 2012
Financial Results	2014	2013	2012	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$270.5	$233.0	$220.9	$37.5	16%	$12.1	5%
Storage revenues	64.0	70.4	68.7	(6.4)	(9)%	1.7	2%
Natural gas sales and other revenues	15.9	22.1	30.8	(6.2)	(28)%	(8.7)	(28)%
Cost of sales	21.9	39.8	34.3	(17.9)	(45)%	5.5	16%
Net margin	328.5	285.7	286.1	42.8	15%	(0.4)	—%
Operating costs	111.0	101.2	101.9	9.8	10%	(0.7)	(1)%
Depreciation and amortization	43.3	43.5	45.7	(0.2)	—%	(2.2)	(5)%
Gain (loss) on sale of assets	6.8	10.6	5.3	(3.8)	(36)%	5.3	100%
Operating income	$181.0	$151.6	$143.8	$29.4	19%	$7.8	5%

Equity earnings from investments	$69.8	$65.0	$73.2	$4.8	7%	$(8.2)	(11)%
Capital expenditures	$43.0	$34.7	$25.4	$8.3	24%	$9.3	37%
Cash paid for acquisitions	$14.0	$—	$—	$14.0	*	$—	—%
* Percentage change is greater than 100 percent.

2014 vs. 2013 - Net margin increased primarily as a result of the following:

•
an increase of $26.3 million due to higher transportation revenues primarily from increased rates on intrastate pipelines, higher contracted capacity and rates on Midwestern Gas Transmission and increased interruptible transportation revenues from higher natural gas volumes transported;

•
an increase of $17.6 million from higher short-term natural gas storage services due to higher park-and-loan activity as a result of weather-related seasonal demand primarily in the first quarter 2014 and greater capacity available for such services;

•	an increase of $5.1 million due to increased park-and-loan services on our interstate pipelines as a result of weather-related seasonal demand in the first quarter 2014;

•	an increase of $5.0 million from higher net retained fuel due to higher natural gas prices and natural gas volumes retained; and

•	an increase of $3.1 million from additional storage services to meet utility customers’ peak-day demand; offset partially by

•	a decrease of $14.3 million due to lower storage revenues from lower contracted firm capacity.

Operating costs increased primarily as a result of increased employee-related costs due to higher labor and employee benefit costs, as well as higher expenditures for outside services associated with scheduled maintenance and higher materials and supplies expenses.

Gain on sale of assets decreased in 2014 as a result of excess pad gas sales of $6.8 million compared with $10.5 million in the prior year.

Equity earnings from ONEOK Partners’ investments increased $4.8 million due primarily to increased park-and-loan services on Northern Border Pipeline as a result of increased weather-related seasonal demand in the first quarter 2014, offset partially by lower contracted capacity. Substantially all of Northern Border Pipeline’s long-haul transportation capacity has been contracted through March 2016.

2013 vs. 2012 - Operating income increased in 2013, compared with 2012, reflecting an increase in transportation margins of $9.6 million due primarily to higher rates on Guardian Pipeline and higher contracted capacity with natural gas producers on ONEOK Partners’ intrastate pipelines, offset partially by a decrease of $3.9 million from lower net retained fuel. Operating costs included an increase of $2.4 million due to higher employee-benefit costs. Gain on sale of assets increased in 2013 from 2012 due primarily to a $10.5 million gain on excess pad gas sales in 2013 as a result of storage optimization review that resulted in additional working natural gas capacity of 2.0 Bcf; 2012 results reflected a gain on sale of a natural gas pipeline lateral of $5.7 million.

Equity earnings from ONEOK Partners’ investments decreased in 2013, compared with 2012, due to reduced transportation rates resulting from a Northern Border Pipeline rate settlement, effective January 1, 2013. The new long-term transportation rates are approximately 11 percent lower than previous rates, which reduced ONEOK Partners’ equity earnings and cash distributions compared with 2012.

	Years Ended December 31,
Operating Information (a)	2014	2013	2012
Natural gas transportation capacity contracted (MDth/d)	5,781	5,524	5,366
Transportation capacity subscribed	91%	90%	89%
Average natural gas price
Mid-Continent region ($/MMBtu)	$4.33	$3.61	$2.64
(a) - Includes volumes for consolidated entities only.

The natural gas pipelines primarily serve end users such as natural gas distribution and electric-generation companies that require natural gas to operate their businesses regardless of location price differentials.  The development of shale and other resource areas has continued to increase available natural gas supply resulting in narrower location and seasonal price differentials.  As additional supply is developed, ONEOK Partners expects producers to demand incremental services in the future to transport their production to market.  The abundance of shale gas supply and new regulations on emissions from coal-fired electric-generation plants may also increase the demand for the services from electric-generation companies as they convert to a natural gas fuel source.  Conversely, contracted capacity by certain customers that are focused on capturing location or seasonal price differentials may decrease in the future due to narrowing price differentials. Overall, ONEOK

Partners expects its fee-based earnings to remain relatively stable with growth in certain market areas as the development of shale and other resource areas continues.

In August 2014, Viking Gas Transmission filed a “Stipulation and Agreement in Resolutions of All Issues Concerning Adjustment in Rates of Viking Gas Transmission Company” (settlement) with the FERC. The settlement was approved on October 1, 2014, and became final on October 31, 2014. Rates under the settlement became effective January 1, 2015, and we do not expect the settlement to materially impact us.

CONTINGENCIES

Gas Index Pricing Litigation - As previously reported, ONEOK and its subsidiary, OESC, along with several other energy companies, are defending multiple lawsuits arising from alleged market manipulation or false reporting of natural gas prices to natural gas-index publications. On April 10, 2013, the United States Court of Appeals for the Ninth Circuit reversed the summary judgments that had been granted in favor of ONEOK, OESC and other unaffiliated defendants in the following cases: Reorganized FLI, Learjet, Arandell, Heartland and NewPage. The Ninth Circuit also reversed the summary judgment that had been granted in favor of OESC on all state law claims asserted in the Sinclair case. ONEOK, OESC and the other unaffiliated defendants filed a Petition for Writ of Certiorari with the United States Supreme Court on August 26, 2013, seeking review of the Ninth Circuit decision. The Ninth Circuit has ordered the cases stayed until the final disposition of the Petition for Writ of Certiorari. On July 1, 2014, the United States Supreme Court granted the Petition for Writ of Certiorari. Oral arguments were heard by the United States Supreme Court on January 12, 2015, and we expect a decision by mid-2015.

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

ONEOK - In March 2014, we completed the wind down of our energy services business. We expect future cash expenditures associated with the released transportation and storage capacity from the wind down of our energy services business on an after-tax basis to be approximately $45 million with approximately $23 million in 2015, $11 million in 2016, $6 million in 2017 and $5 million from 2018 through 2023.

On January 31, 2014, we completed the separation of ONE Gas. In conjunction with the separation, the following transactions occurred in 2014:

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

As a result of the separation of our former natural gas distribution business and the wind down of our energy services business, the cash flow sources and requirements for ONEOK have changed significantly. ONEOK’s primary source of cash inflows are distributions to us from our general partner and limited partnership interests in ONEOK Partners. The cash distributions that we expect to receive from ONEOK Partners are expected to provide sufficient resources to finance our operations and quarterly cash dividends. Our next long-term debt maturity is in 2022.

ONEOK Partners - Part of ONEOK Partners’ strategy is to grow through internally generated growth projects and acquisitions that strengthen and complement its existing assets. It relies primarily on operating cash flows, commercial paper, bank credit facilities, debt issuances and the issuance of common units for its liquidity and capital resources requirements. It funds its operating expenses, debt service and cash distributions to its limited partners and general partner primarily with operating cash flows. Capital expenditures are funded by operating cash flows, short- and long-term debt and issuances of equity. It expects to continue to use these sources for liquidity and capital resource needs on both a short- and long-term basis. ONEOK Partners has no guarantees of debt or other similar commitments to unaffiliated parties.

While ONEOK Partners’ net margin is primarily derived from fee-based contracts, a portion of its net margin is dependent upon the prevailing and future prices for NGLs, crude oil and natural gas. Commodity prices are dependent on numerous factors beyond its control, such as overall crude oil and natural gas supply and demand and inventories in relevant markets, economic conditions, the global political environment, regulatory developments and competition from other energy sources. These commodity prices historically have been volatile and may be subject to significant fluctuations in the future. For example, WTI crude oil prices declined to less than $50.00 per barrel in early 2015, compared with approximately $90.00 per barrel in September 2014. NYMEX natural gas prices also declined to approximately $3.00 per MMBtu in early 2015, compared with prices in excess of $4.00 per MMBtu in September 2014.

ONEOK Partners uses hedges to partially mitigate its near-term sensitivity to fluctuations in the natural gas, crude oil and NGL prices received for its equity volumes. As of February 2015, it had hedged 80 percent, 33 percent and 44 percent of its expected 2015 equity natural gas, NGL and condensate volumes, respectively. Currently, it does not have hedges in place for any of its expected equity volumes beyond 2015.

We expect the energy commodity price environment to remain depressed for at least the near term, which has caused crude oil and natural gas producers to announce plans for reduced drilling for crude oil and natural gas, which we expect will slow volume growth, or reduce the volumes of natural gas and NGLs delivered on to ONEOK Partners’ systems. These conditions are expected to adversely impact ONEOK Partners’ results of operations and cash flows. If the current energy commodity price environment persists for a prolonged period or declines further, it could have a material adverse effect on our financial position, results of operations and cash flows.

ONEOK Partners continues to have access to the ONEOK Partners Credit Agreement, which it expects to be adequate to fund short-term liquidity needs. In February 2015, ONEOK Partners notified its lenders of its intent to exercise its option to increase the capacity of the facility to an aggregate of $2.4 billion by increased commitments from existing lenders and/or commitments from one or more new lenders, which is pending lenders’ approval. While ONEOK Partners’ lenders are not obligated to increase the capacity of the facility, it expects to receive sufficient commitments to increase the facility to $2.4 billion.

If the low commodity prices persist throughout 2015, we expect it to have an adverse impact on ONEOK Partners’ volumes and margins. ONEOK Partners is responding by aligning its operating costs and capital-growth projects with the needs of crude oil and natural gas producers, which includes suspending, reducing or eliminating certain capital-growth projects; limiting increases of distributions to its limited partners and negotiating various contract enhancements. ONEOK Partners continues to seek opportunities to convert its POP contracts to fee-based contracts or increase the fee component in its POP contracts.

ONEOK Partners’ ability to continue to access capital markets for debt and equity financing under reasonable terms depends on its financial condition, credit ratings and market conditions. The recent decline in commodity prices has resulted in a decrease in its common unit price, which is expected to increase its debt and equity financing costs. While lower commodity prices and industry uncertainty may result in increased financing costs, it believes it has sufficient access to the financial resources and liquidity necessary to meet its requirements for working capital, debt service payments and capital expenditures.

During 2014, ONEOK Partners utilized cash from operations, its commercial paper program and proceeds from its equity issuances, including its May 2014 equity offering and “at-the-market” equity program, to fund its short-term liquidity needs and capital projects. See discussion under “Short-term Liquidity” and “Long-term Financing” for more information.

Cash Management - We and ONEOK Partners each use similar centralized cash management programs that concentrate the cash assets of their operating subsidiaries in joint accounts for the purposes of providing financial flexibility and lowering the cost of borrowing, transaction costs and bank fees. Both centralized cash management programs provide that funds in excess of the daily needs of the operating subsidiaries are concentrated, consolidated or otherwise made available for use by other entities within the respective consolidated groups. ONEOK Partners’ operating subsidiaries participate in these programs to the extent they are permitted pursuant to FERC regulations or their operating agreements. Under these cash management programs, depending on whether a participating subsidiary has short-term cash surpluses or cash requirements, we and ONEOK Partners provide cash to their respective subsidiaries or the subsidiaries provide cash to them.

Separation of Natural Gas Distribution Business - Prior to and in anticipation of the separation, ONE Gas, which at the time was our wholly owned subsidiary, entered into debt and credit agreements. Upon completion of the separation on January 31, 2014, ONEOK’s obligations related to the ONE Gas Credit Agreement and debt issuance terminated.

Short-term Liquidity - ONEOK’s source of short-term liquidity is quarterly distributions from ONEOK Partners and cash on hand. We have access to our $300 million ONEOK Credit Agreement, which had $298.1 million of credit available at December 31, 2014, but do not expect to draw upon the facility. We terminated our commercial paper program in February 2014. At December 31, 2014, ONEOK had no short-term debt outstanding.

ONEOK Partners’ principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from its equity-method investments and proceeds from its commercial paper program. To the extent commercial paper is unavailable, the ONEOK Partners Credit Agreement may be used.

The weighted-average interest rate at December 31, 2014, on ONEOK Partners’ short-term borrowings was 0.54 percent. Based on the forward LIBOR curve, we expect the interest rates on ONEOK Partners’ short-term borrowings to increase in 2015, compared with interest rates on amounts outstanding at December 31, 2014.

ONEOK Credit Agreement - Effective January 31, 2014, the ONEOK Credit Agreement was amended and restated to reduce available capacity to $300 million from $1.2 billion and to amend certain other provisions.

In February 2014, ONEOK repaid all commercial paper outstanding. At December 31, 2014, ONEOK had $1.9 million in letters of credit issued under the ONEOK Credit Agreement and approximately $130.3 million of cash and cash equivalents.  ONEOK had approximately $298.1 million of credit available at December 31, 2014, under the ONEOK Credit Agreement.

The ONEOK Credit Agreement is a $300 million revolving credit facility and contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to Consolidated EBITDA (EBITDA, as defined in the ONEOK Credit Agreement) of no more than 4.0 to 1.  Upon breach of certain covenants by us in the ONEOK Credit Agreement, amounts outstanding under our ONEOK Credit Agreement, if any, may become due and payable immediately. At December 31, 2014, ONEOK’s ratio of indebtedness to Consolidated EBITDA was 2.3 to 1, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement.

The ONEOK Credit Agreement also includes a $50 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swingline loans.  Under the terms of the ONEOK Credit Agreement, ONEOK may request an increase in the size of the facility to an aggregate of $500 million from $300 million by either commitments from new lenders or increased commitments from existing lenders.  The ONEOK Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit rating. Based on our current credit rating, borrowings, if any, will accrue interest at LIBOR plus 125 basis points, and the annual facility fee is 25 basis points.

ONEOK Partners Credit Agreement - The total amount of short-term borrowings authorized by the Board of Directors of ONEOK Partners GP, the general partner of ONEOK Partners, is $2.5 billion.  At December 31, 2014, ONEOK Partners had $1.1 billion of commercial paper outstanding, $14.0 million of letters of credit issued, no borrowings outstanding under the ONEOK Partners Credit Agreement, approximately $42.5 million of cash and approximately $630.7 million of credit available under the ONEOK Partners Credit Agreement.  As of December 31, 2014, ONEOK Partners could have issued $3.3 billion of short- and long-term debt to meet its liquidity needs under the most restrictive provisions contained in its various borrowing agreements.

The ONEOK Partners Credit Agreement, which was amended and restated effective on January 31, 2014, and expires in January 2019, is a $1.7 billion revolving credit facility and includes a $100 million sublimit for the issuance of standby letters of credit, a $150 million swingline sublimit and an option to request an increase in the size of the facility to an aggregate of $2.4 billion by either commitments from new lenders or increased commitments from existing lenders. The ONEOK Partners Credit Agreement is available for general partnership purposes. During the second quarter 2014, ONEOK Partners increased the size of its commercial paper program to $1.7 billion from $1.2 billion. In addition, in February 2015, it notified its lenders of its intent to exercise its option to increase the capacity of the facility to an aggregate of $2.4 billion by increased commitments from existing lenders and/or commitments from one or more new lenders, which is pending lenders’ approval. Amounts outstanding under ONEOK Partners’ commercial paper program reduce the borrowing capacity under the ONEOK Partners Credit Agreement.

The ONEOK Partners Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in ONEOK Partners’ credit rating. Under the terms of the ONEOK Partners Credit Agreement, based on ONEOK Partners’ current credit rating, borrowings, if any, will accrue at LIBOR plus 117.5 basis points, and the annual facility fee is 20 basis points. The ONEOK Partners Credit Agreement is guaranteed fully and unconditionally by ONEOK Partners’ wholly owned subsidiary, the Intermediate Partnership. Borrowings under the ONEOK Partners Credit Agreement are nonrecourse to ONEOK, and ONEOK does not guarantee ONEOK Partners’ debt, commercial paper or other similar commitments.

The ONEOK Partners Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1. If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will be increased to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters.  As a result of the West Texas LPG acquisition ONEOK Partners completed in the fourth quarter 2014, the allowable ratio of indebtedness to adjusted EBITDA increased to 5.5 to 1 through the second quarter 2015. If ONEOK Partners were to breach certain covenants in the ONEOK Partners Credit Agreement, amounts outstanding under the ONEOK Partners Credit Agreement, if any, may become due and payable immediately. At December 31, 2014, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 3.7 to 1, and ONEOK Partners was in compliance with all covenants under the ONEOK Partners Credit Agreement.

Financing for the West Texas LPG acquisition came from available cash on hand and borrowings under ONEOK Partners’ existing $1.7 billion commercial paper program. See additional discussion of this acquisition in the “Financial Results and Operating Information” section in the Natural Gas Liquids segment.

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

ONEOK Partners is subject to changes in the debt and equity markets, and there is no assurance it will be able or willing to access the public or private markets in the future. ONEOK Partners may choose to meet its cash requirements by utilizing some combination of cash flows from operations, borrowing under its commercial paper program or the ONEOK Partners Credit Agreement, altering the timing of controllable expenditures, restricting future acquisitions and capital projects, or pursuing other debt or equity financing alternatives. Some of these alternatives could result in higher costs or negatively affect their respective credit ratings, among other factors. Based on ONEOK Partners’ general financial condition, market expectations regarding its future earnings and projected cash flows, and ONEOK Partners’ investment-grade credit ratings, we expect ONEOK Partners will be able to meet its cash requirements and maintain its investment-grade credit ratings.

ONEOK Debt Issuance - In January 2012, we completed an underwritten public offering of $700 million, 4.25 percent senior notes due 2022. The net proceeds from the offering, after deducting underwriting discounts and offering expense, or approximately $694.3 million were used to repay amounts outstanding under our commercial paper program and for general corporate purposes.

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

ONEOK Partners’ Debt Issuances - In September 2013, ONEOK Partners completed an underwritten public offering of $1.25 billion of senior notes, consisting of $425 million, 3.2 percent senior notes due 2018, $425 million, 5.0 percent senior notes due 2023 and $400 million, 6.2 percent senior notes due 2043. A portion of the net proceeds from the offering of approximately $1.24 billion was used to repay amounts outstanding under its commercial paper program, and the balance was used for general partnership purposes, including but not limited to capital expenditures and acquisitions.

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

ONEOK Partners’ Equity Issuances - In May 2014, ONEOK Partners completed an underwritten public offering of approximately 13.9 million common units at a public offering price of $52.94 per common unit, generating net proceeds of approximately $714.5 million. In conjunction with this issuance, we contributed approximately $15.0 million in order to maintain our 2 percent general partner interest in ONEOK Partners. ONEOK Partners used the proceeds to repay commercial paper outstanding, fund capital expenditures and for general partnership purposes.

ONEOK Partners has an “at-the-market” equity program for the offer and sale from time to time of its common units. In November 2014, ONEOK Partners entered into an equity distribution agreement in the aggregate amount of $650 million. The program allows ONEOK Partners to offer and sell its common units at prices it deems appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions, or as otherwise agreed to between ONEOK Partners and the sales agent. ONEOK Partners is under no obligation to offer and sell common units under the program. During 2014, ONEOK Partners utilized the remainder of its previous equity distribution agreement in the aggregate amount of $300 million. At December 31, 2014, ONEOK Partners had approximately $514 million of registered common units available for issuance under its “at-the-market” equity program.

During the year ended December 31, 2014, ONEOK Partners sold approximately 7.9 million common units through its “at-the-market” equity program. The gross proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in ONEOK Partners, were approximately $408.1 million. Net cash proceeds, after deducting agent commissions and other related costs, were approximately $402.1 million, which were used for general partnership purposes.

As a result of these transactions, our aggregate ownership interest in ONEOK Partners decreased to 37.8 percent at December 31, 2014, from 41.2 percent at December 31, 2013.

In August 2013, ONEOK Partners completed an underwritten public offering of 11.5 million common units at a public offering price of $49.61 per common unit, generating net proceeds of approximately $553.4 million.  In conjunction with this issuance, we contributed approximately $11.6 million in order to maintain our 2 percent general partner interest in ONEOK Partners. ONEOK Partners used a portion of the proceeds to repay amount outstanding under its commercial paper program and the balance was used for other general partnership purposes.

During the year ended December 31, 2013, ONEOK Partners sold approximately 681 thousand common units through its “at-the-market” equity program. The gross proceeds, including ONEOK Partners GP’s contribution to maintain its 2 percent general partner interest in ONEOK Partners, were approximately $36.6 million. Net cash proceeds, after deducting agent commissions and other related costs, were approximately $36.1 million, which were used for general partnership purposes.

In March 2012, ONEOK Partners completed an underwritten public offering of 8.0 million common units at a public offering price of $59.27 per common unit, generating net proceeds of approximately $460 million. ONEOK Partners also sold 8.0 million common units to us in a private placement, generating net proceeds of approximately $460 million. In conjunction with the issuances, ONEOK Partners GP contributed approximately $19 million in order to maintain its 2 percent general partner interest in ONEOK Partners. ONEOK Partners used the net proceeds from the issuances to repay $295 million of borrowings under its commercial paper program, to repay amounts on the maturity of its $350 million, 5.9 percent senior notes due in April 2012 and for other general partnership purposes, including capital expenditures.

Interest-rate Swaps - ONEOK Partners has entered into forward-starting interest-rate swaps to hedge the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. At December 31, 2014, ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $900 million that were designated as cash flow hedges of which $400 million have settlement dates of more than 12 months and $500 million have settlement dates of less than 12 months.

Capital Expenditures - ONEOK’s capital expenditures are financed through operating cash flows following the separation of the natural gas distribution business. ONEOK Partners’ capital expenditures are financed typically through operating cash flows, short- and long-term debt and the issuance of equity.  Consolidated capital expenditures were $1.8 billion, $2.3 billion and $1.9 billion for 2014, 2013 and 2012, respectively.  Of these amounts, ONEOK Partners’ capital expenditures were $1.7 billion, $1.9 billion and $1.6 billion for 2014, 2013 and 2012, respectively.  Capital expenditures for 2014 decreased, compared with 2013, due primarily to the timing of expenditures on growth projects in the Natural Gas Gathering and Processing and Natural Gas Liquids segments and the separation of the natural gas distribution business on January 31, 2014. Capital expenditures increased for 2013, compared with 2012, due primarily to growth projects in the Natural Gas Gathering and Processing and Natural Gas Liquids segments. The 2013 and 2012 capital expenditures reflect twelve months of capital expenditures for the natural gas distribution business.

In addition to the capital expenditures discussed above, ONEOK Partners completed the acquisition of the West Texas LPG system from affiliates of Chevron Corporation for approximately $800 million in November 2014. In 2013, ONEOK Partners completed for $305 million the Sage Creek acquisition of certain natural gas gathering and processing, and natural gas liquids facilities in Converse and Campbell counties, Wyoming, in the NGL-rich Niobrara Shale formation of the Powder River Basin. ONEOK Partners also acquired the remaining 30 percent undivided interest in the Maysville, Oklahoma, natural gas processing facility for $90 million during 2013. For additional discussion, see Note C to the Notes to Consolidated Financial Statements.

The following table sets forth ONEOK Partners’ 2015 projected capital expenditures, excluding acquisitions and AFUDC:

2015 Projected Capital Expenditures
(Millions of dollars)
Natural Gas Gathering and Processing	$761
Natural Gas Liquids	311
Natural Gas Pipelines	139
Other	16
Total projected capital expenditures	$1,227

Projected 2015 capital expenditures are lower than 2014 capital expenditures due to suspending certain growth capital expenditures as discussed in “Growth Projects” in the Natural Gas Gathering and Processing and Natural Gas Liquids segments in Financial Results and Operating Information.  ONEOK Partners has approximately $2.1 billion to $3.0 billion of projects in various stages of construction, including approximately $2.2 billion in new projects and acquisitions announced in 2014.  It expects to continue to finance future capital expenditures with a combination of operating cash flows, short- and long-term debt and the issuance of common units

Unconsolidated Affiliates - The Overland Pass Pipeline Company limited liability company agreement provides that distributions to Overland Pass Pipeline Company’s members are to be made on a pro rata basis according to each member’s ownership interest. The Overland Pass Pipeline Company Management Committee determines the amount and timing of such distributions. Any changes to, or suspension of, cash distributions from Overland Pass Pipeline Company requires the unanimous approval of the Overland Pass Pipeline Management Committee. Cash distributions are equal to 100 percent of available cash as defined in the limited liability company agreement.

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

West Texas LPG Pipeline - The limited partnership agreement of West Texas LPG Pipeline Limited Partnership (WTLPG) provides that distributions to the partners are to be made on a pro rata basis according to each partner’s ownership interest. Cash distributions to the partners for a calendar quarter are currently declared and paid by WTLPG in the next succeeding calendar quarter. Any changes to, or suspension of, the cash distributions from WTLPG requires the approval of a minimum of 90 percent of the ownership interest and a minimum of two general partners of WTLPG. Cash distributions are equal to 100 percent of distributable cash as defined in the limited partnership agreement of WTLPG.

Credit Ratings - ONEOK and ONEOK Partners’ credit ratings as of January 16, 2015, are shown in the table below:

	ONEOK		ONEOK Partners
Rating Agency	Rating	Outlook	Rating	Outlook
Moody’s	Baa3	Stable	Baa2	Stable
S&P	BB+	Stable	BBB	Stable

ONEOK terminated its commercial paper program following the separation of the natural gas distribution business. ONEOK continues to have access to the ONEOK Credit Agreement, which expires in January 2019.  ONEOK’s rating was downgraded to Baa3 by Moody’s and BB+ by S&P in February 2014 to reflect the separation of our natural gas distribution business.

ONEOK Partners’ commercial paper program is rated Prime-2 by Moody’s and A-2 by S&P. ONEOK Partners’ credit ratings, which are currently investment grade, may be affected by a material change in financial ratios or a material event affecting its business and industry. The most common criteria for assessment of ONEOK Partners’ credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity.

In February 2014, S&P affirmed ONEOK Partners’ current rating and revised its outlook to stable. However, recent declines in the energy commodity price environment and potential adverse impacts on ONEOK Partners’ results of operations and cash flows could cause the credit rating agencies to downgrade its credit ratings. If ONEOK Partners’ credit ratings were downgraded, the cost to borrow funds under its commercial paper program and credit agreement would increase, or ONEOK Partners potentially could lose access to the commercial paper market. In the event that ONEOK Partners is unable to borrow funds under its commercial paper program and there has not been a material adverse change in its business, ONEOK Partners would continue to have access to the ONEOK Partners Credit Agreement, which expires in January 2019. An adverse credit rating change alone is not a default under the ONEOK Credit Agreement or the ONEOK Partners Credit Agreement. A downgrade in ONEOK Partners’ credit ratings could also result in a downgrade to ONEOK’s credit ratings. However, we would not expect a downgrade to our credit ratings to have a material impact on our results of operations.

In the normal course of business, ONEOK Partners’ counterparties provide secured and unsecured credit. In the event of a downgrade in ONEOK Partners’ credit ratings or a significant change in ONEOK Partners’ counterparties’ evaluation of its creditworthiness, ONEOK Partners could be required to provide additional collateral in the form of cash, letters of credit or other negotiable instruments as a condition of continuing to conduct business with such counterparties. ONEOK Partners may be required to fund margin requirements with its counterparties with cash, letters of credit or other negotiable instruments. There were no financial derivative instruments with contingent features related to credit risk that were in a net liability position at December 31, 2014.

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

Commodity Prices - ONEOK Partners is subject to commodity price volatility. Significant fluctuations in commodity prices will impact its overall liquidity due to the affect commodity price changes have on its cash flows from operating activities, including the impact on working capital for NGLs and natural gas held in storage, margin requirements and certain energy-related receivables. The recent decline in commodity prices has contributed to a decrease of ONEOK Partners’ unit price. While lower commodity prices and industry uncertainty may increase debt and equity financing costs, ONEOK Partners expects to have sufficient liquidity to finance its announced capital growth projects. ONEOK Partners believes that its available credit and cash and cash equivalents are adequate to meet liquidity requirements associated with commodity price volatility. See discussion under “Commodity Price Risk” in Part I, Item 7A, Quantitative and Qualitative Disclosures about Market Risk in our Annual Report, for information on ONEOK Partners’ hedging activities.

Pension and Postretirement Benefit Plans - Information about our pension and postretirement benefits plans, including anticipated contributions, is included under Note N of the Notes to Consolidated Financial Statements in this Annual Report.

During 2014, we made no contributions to our defined benefit pension plans, and $2.0 million in contributions to our postretirement benefit plans for both continuing and discontinued operations.  The contributions to our postretirement benefit plans were attributable to the 2014 plan year.  We expect to make $1.5 million in contributions to our defined benefit pension and postretirement plans in 2015.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$1,285.6	$1,294.8	$984.0
Investing activities	(2,566.2)	(2,642.0)	(1,814.2)
Financing activities	1,304.5	912.9	1,339.0
Change in cash and cash equivalents	23.9	(434.3)	508.8
Change in cash and cash equivalents included in discontinued operations	3.3	2.9	11.5
Change in cash and cash equivalents from continuing operations	27.2	(431.4)	520.3
Cash and cash equivalents at beginning of period	145.6	577.0	56.7
Cash and cash equivalents at end of period	$172.8	$145.6	$577.0

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

2014 vs. 2013 - Cash flows from operating activities, before changes in operating assets and liabilities, were approximately $1,227.3 million in 2014 compared with $1,302.0 million 2013. The decrease was due primarily to 2013 operating activities including a full year of operations of our former natural gas distribution business, which was separated from ONEOK on January 31, 2014, as discussed in Note B, offset partially by higher operating income from ONEOK Partners, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities increased operating cash flows by approximately $58.3 million in 2014, compared with a decrease of $7.2 million in 2013. The increase was due primarily to the collection and payment of trade receivables and payables, resulting from the timing of cash collections from customers and paid to vendors and suppliers, which vary from period to period. This change is also due to the change in NGL volumes in storage. These increases were offset partially by higher settlements of liabilities associated with the wind down of our former energy services business and higher imbalances.

2013 vs. 2012 - Cash flows from operating activities, before changes in operating assets and liabilities, were approximately $1,302.0 million in 2013 compared with $1,290.2 million in 2012. The increase was due primarily to changes in net margin and operating expenses as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows by approximately $7.2 million in 2013, compared with a decrease of $306.2 million in 2012. The increase was due primarily to the settlement of interest-rate swaps associated with ONEOK’s $700 million debt issuance in January 2012. The change also was affected by the collection and payment of trade receivables and payables, resulting from the timing of cash collections from customers and payments to vendors and suppliers, which vary from period to period.

Investing Cash Flows - Cash used in investing activities decreased for 2014, compared with 2013, due primarily to decreased capital expenditures due to the separation of ONE Gas and lower ONEOK Partners capital expenditures primarily in the Natural Gas Liquids segment, due to the timing of expenditures, offset partially by the acquisition of the West Texas LPG system.

Cash used in investing activities increased for 2013, compared with 2012, due primarily to increased capital expenditures on ONEOK Partners’ growth projects in the Natural Gas Gathering and Processing and Natural Gas Liquids segments, as well as expenditures for the Sage Creek acquisition and the remaining 30 percent interest in the Maysville, Oklahoma, natural gas processing facility.

Financing Cash Flows - Cash provided by financing activities increased for 2014, compared with 2013. The increases were due primarily to the issuance of $1.2 billion of ONE Gas debt, higher issuances of ONEOK Partners common units and ONEOK Partners’ borrowings of notes payable associated with completing the West Texas LPG acquisition. This was offset partially by ONEOK’s repayment of long-term debt from the proceeds received from ONE Gas. Cash flows also were affected by increased distributions from ONEOK Partners to noncontrolling interests and increased ONEOK dividends in 2014, compared with 2013.

Cash provided by financing activities decreased for 2013, compared with 2012, due primarily to ONEOK’s January 2012 debt issuance; ONEOK Partners issued a similar amount of debt in both periods. This was offset partially by higher repayment of debt and higher issuance of ONEOK Partners’ common units in 2013. Cash flows also were affected by increased distributions from ONEOK Partners to noncontrolling interests and increased ONEOK dividends in 2013, compared with 2012.

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

Derivatives and Risk-Management Activities - We and ONEOK Partners utilize derivatives to reduce our market risk exposure to commodity price and interest-rate fluctuations and to achieve more predictable cash flows.  The accounting for changes in the fair value of a derivative instrument depends on whether it qualifies and has been designated as part of a hedging relationship.  When possible, we implement effective hedging strategies using derivative financial instruments that qualify as hedges for accounting purposes. We have not used derivative instruments for trading purposes.

For a derivative designated as a cash flow hedge, the effective portion of the gain or loss from a change in fair value of the derivative instrument is deferred in accumulated other comprehensive income (loss) until the forecasted transaction affects earnings, at which time the fair value of the derivative instrument is reclassified into earnings.  The ineffective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is recognized in earnings.

We assess the effectiveness of hedging relationships quarterly by performing an effectiveness test on our hedging relationships to determine whether they are highly effective on a retrospective and prospective basis.  We do not believe that changes in our fair value estimates of our derivative instruments have a material impact on our results of operations, as the majority of our derivatives are accounted for as cash flow hedges for which ineffectiveness is not material.  However, if a derivative instrument is ineligible for cash flow hedge accounting or if we fail to appropriately designate it as a cash flow hedge, changes in fair value of the derivative instrument would be recorded currently in earnings.  Additionally, if a cash flow hedge ceases to qualify for hedge accounting treatment because it is no longer probable that the forecasted transaction will occur, the change in fair value of the derivative instrument would be recognized in earnings.  For more information on commodity price sensitivity and a discussion of the market risk of pricing changes, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

See Notes D and E of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of fair value measurements and derivatives and risk management activities.

Impairment of Goodwill and Long-Lived Assets, including Intangible Assets - We assess our goodwill and indefinite-lived intangible assets for impairment at least annually as of July 1. Our goodwill impairment analysis performed as of July 1, 2014, did not result in an impairment charge nor did our analysis reflect any reporting units at risk, and subsequent to that date, no event has occurred indicating that the implied fair value of each of our reporting units (including its inherent goodwill) is less than the carrying value of its net assets. There were also no impairment charges resulting from our 2013 annual impairment test.

As a result of the decline in natural gas prices and its effect on location and seasonal price differentials, we performed an interim impairment assessment of our former energy services business’ goodwill balance as of March 31, 2012. As a result of that assessment, goodwill with a carrying amount of $10.3 million was written down to its implied fair value of zero, with a resulting impairment charge of $10.3 million recorded in 2012 earnings, which is included in income from discontinued operations. There were no impairment indicators for ONEOK Partners or for our former natural gas distribution business as the cash flows generated from each of these businesses are derived from predominately fee-based, nondiscretionary services.

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

To estimate the fair value of our reporting units, we use two generally accepted valuation approaches, an income approach and a market approach, using assumptions consistent with a market participant’s perspective. Under the income approach, we use anticipated cash flows over a period of years plus a terminal value and discount these amounts to their present value using appropriate discount rates. Under the market approach, we apply EBITDA multiples to forecasted EBITDA. The multiples used are consistent with historical asset transactions. The forecasted cash flows are based on average forecasted cash flows for a reporting unit over a period of years.

The following table sets forth our goodwill, by segment, for the periods indicated:

	December 31, 2014	December 31, 2013
	(Thousands of dollars)
Natural Gas Gathering and Processing	$122,291	$122,291
Natural Gas Liquids	268,544	268,544
Natural Gas Pipelines	134,700	134,700
Total goodwill	$525,535	$525,535

As part of our indefinite-lived intangible asset impairment test, we first assess qualitative factors similar to those considered in the goodwill impairment test to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If further testing is necessary, we compare the estimated fair value of our indefinite-lived intangible asset with its book value. The fair value of our indefinite-lived intangible asset is estimated using the market approach. Under the market approach, we apply multiples to forecasted cash flows of the assets associated with our indefinite-lived intangible asset. The multiples used are consistent with historical asset transactions. After assessing qualitative factors, we determined that there were no impairments to our indefinite-lived intangible asset in 2014. There were also no impairment charges resulting from our 2013 or 2012 annual impairment tests.

We assess our long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. An impairment is indicated if the carrying amount of a long-lived asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If an impairment is indicated, we record an impairment loss equal to the difference between the carrying value and the fair value of the long-lived asset. We determined that there were no asset impairments in 2014, 2013 or 2012.

For the investments we account for under the equity method, the impairment test considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary.  Therefore, we periodically reevaluate the amount at which we carry our equity method investments to determine whether current events or circumstances warrant adjustments to our carrying value.  We determined that there were no impairments to our investments in unconsolidated affiliates in 2013 or 2012.

Historically, low natural gas prices and the relatively higher crude oil and NGL prices compared with natural gas on a heating-value basis have caused producers primarily to focus development efforts on crude oil and NGL-rich supply basins rather than areas with dry natural gas production, such as coal-bed methane areas in the Powder River Basin.  The reduced coal-bed methane development activities and natural production declines in the dry natural gas formations of the Powder River Basin have resulted in lower natural gas volumes available to be gathered.  While the reserve potential in the dry natural gas formations of the Powder River Basin still exists, future drilling and development in this area will be affected by commodity prices and producers’ alternative prospects.

During 2014, the volumes gathered on the Bighorn Gas Gathering system, in which ONEOK Partners owns a 49 percent equity interest and which operates in the coal-bed methane area of the Powder River Basin, declined at a rate greater than in prior periods and greater than expected. Due to these additional declines in volumes, Bighorn Gas Gathering recorded an impairment of its underlying assets in September 2014, when the operator determined that the volume decline would be sustained for the foreseeable future. As a result of these developments, ONEOK Partners reviewed its equity method investment in Bighorn Gas Gathering for impairment and recorded noncash impairment charges totaling $76.4 million related to Bighorn Gas Gathering. The noncash impairment charges are included in equity earnings from investments in our accompanying Consolidated Statements of Income. The net book value of ONEOK Partners’ equity method investment in Bighorn Gas Gathering is $7.9 million at December 31, 2014, and no equity method goodwill remains.

A continued decline in volumes gathered in the coal-bed methane area of the Powder River Basin may reduce ONEOK Partners’ ability to recover the carrying value of its equity investments in this area and could result in additional noncash charges to earnings. The net book value of ONEOK Partners’ remaining equity method investments in this dry natural gas area is $206.0 million, which includes $130.5 million of equity method goodwill. We expect the energy commodity price environment to remain depressed for at least the near term, which has caused producers to announce plans for reduced drilling for crude oil and natural gas, which we expect will slow volume growth or reduce volumes of natural gas delivered to systems owned by its equity method investments.

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

Pension and Postretirement Employee Benefits - We have a defined benefit retirement plan covering certain full-time employees. We sponsor welfare plans that provide postretirement medical and life insurance benefits to certain employees who retire with at least five years of service. Our actuarial consultant calculates the expense and liability related to these plans and uses statistical and other factors that attempt to anticipate future events. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases, age and employment periods. In determining the projected benefit obligations and costs, assumptions can change from period to period and may result in material changes in the costs and liabilities we recognize. See Note N of the Notes to Consolidated Financial Statements in this Annual Report for additional information.

During 2014, we recorded net periodic benefit costs of $21.5 million related to our defined benefit pension and postretirement benefits plans in continuing operations.

In connection with the separation of the natural gas distribution business, ONEOK entered into an Employee Matters Agreement with ONE Gas, which provides that employees of ONE Gas no longer participate in benefit plans sponsored or maintained by ONEOK, as of January 1, 2014. The ONEOK defined benefit pension plan and postretirement benefit plans transferred an allocable portion of assets and obligations related to those employees transferring to ONE Gas to newly established trusts for the ONE Gas plans. This resulted in a decrease in ONEOK’s sponsored qualified and nonqualified pension and postretirement plan obligations of approximately $1.1 billion and a decrease in ONEOK’s sponsored pension and postretirement plan assets of approximately $1.0 billion. Additionally, as a result of the transfer of unrecognized losses to ONE Gas, ONEOK’s deferred income taxes and regulatory assets decreased approximately $86.0 million and $331.1 million, respectively.

We estimate that in 2015, we will record net periodic benefit costs of $21.6 million related to our defined benefit pension and postretirement benefits plans.

The following table sets forth the weighted-average assumptions used to determine our estimated 2015 net periodic benefit cost related to our defined benefit pension plans, and sensitivity to changes with respect to these assumptions.

	Rate Used	Cost Sensitivity (a)	Obligation Sensitivity (b)
		(Millions of dollars)
Discount rate	4.5%	$1.5	$13.5
Expected long-term return on plan assets	8.0%	$0.6	$—
(a) - Approximate impact a quarter percentage point decrease in the assumed rate would have on net periodic pension costs.
(b) - Approximate impact a quarter percentage point decrease in the assumed rate would have on defined benefit pension obligation.

A quarter percentage point change in either of the assumed rates would not have a significant impact on our postretirement benefit plan costs or obligation. Assumed health care cost-trend rates have an effect on the amounts reported for our postretirement benefit plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
	(Millions of dollars)
Effect on total of service and interest cost	$0.3	$(0.2)
Effect on postretirement benefit obligation	$1.1	$(1.1)

During 2014, we made no contributions to our defined benefit pension plan and $2.0 million in contributions to our postretirement benefit plans for our continuing operations. At December 31, 2014, we expect to make $1.5 million in contributions to our defined benefit pension and postretirement plans in 2015.

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures. We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be reasonably estimated. We expense legal fees as incurred and base our legal liability estimates on currently available facts and our assessments of the ultimate outcome or resolution. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than the completion of a remediation feasibility study. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no material effect on earnings or cash flows during 2014, 2013 and 2012. Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings. See Note R of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of contingencies.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth our contractual obligations related to debt, operating leases and other long-term obligations as of December 31, 2014. For additional discussion of the debt agreements, see Note I of the Notes to the Consolidated Financial Statements in this Annual Report. The table below includes the contractual obligations of our former energy services business as ONEOK remains responsible for those obligations. The table below does not include the obligations of our former natural gas distribution business as those obligations have been transferred to and are now the responsibility of ONE Gas as of the separation on January 31, 2014.

	Payments Due by Period
Contractual Obligations	Total	2015	2016	2017	2018	2019	Thereafter
ONEOK	(Millions of dollars)
Long-term debt	$1,135.0	$3.0	$3.0	$3.0	$3.0	$3.0	$1,120.0
Interest payments on debt	807.8	59.6	59.4	59.2	59.0	58.8	511.8
Operating leases	0.9	0.3	0.3	0.2	0.1	—	—
Energy Services firm transportation and storage contracts	75.0	38.2	19.3	9.7	4.0	0.9	2.9
Employee benefit plans	33.5	1.5	1.0	9.0	10.0	12.0	—
ONEOK total	$2,052.2	$102.6	$83.0	$81.1	$76.1	$74.7	$1,634.7
ONEOK Partners
ONEOK Partners senior notes	$6,000.0	$—	$1,100.0	$400.0	$425.0	$500.0	$3,575.0
Guardian Pipeline senior notes	59.6	7.7	7.7	7.7	7.7	7.7	21.1
Interest payments on debt	4,306.9	315.2	278.4	263.2	252.6	206.5	2,991.0
Notes payable	1,055.3	1,055.3	—	—	—	—	—
Operating leases	2.8	0.6	0.4	0.3	0.3	0.2	1.0
Firm transportation and storage contracts	222.8	33.6	32.1	30.4	29.4	28.8	68.5
Financial and physical derivatives	23.5	23.5	—	—	—	—	—
Purchase commitments, rights of way and other	441.6	78.2	78.3	78.0	78.0	37.0	92.1
ONEOK Partners total	12,112.5	1,514.1	1,496.9	779.6	793.0	780.2	6,748.7
Total	$14,164.7	$1,616.7	$1,579.9	$860.7	$869.1	$854.9	$8,383.4

Long-term debt - The amount of principal due in each period.

Interest payments on debt - Interest expense is calculated by multiplying long-term debt principal amount by the respective coupon rates.

Operating leases - Our operating leases include leases for office space, pipeline equipment and vehicles.

Firm transportation and storage contracts - The Natural Gas Gathering and Processing and Natural Gas Liquids segments are party to fixed-price contracts for firm transportation and storage capacity.

Energy services firm transportation and storage contracts - These obligations include future payments related to released contracts. See additional information in Note B in the Notes to the Consolidated Financial Statements.

Financial and physical derivatives - These are obligations arising from ONEOK Partners’ fixed- and variable-price purchase commitments for physical and financial commodity derivatives.  Estimated future variable-price purchase commitments are based on market information at December 31, 2014. Actual future variable-price purchase obligations may vary depending on market prices at the time of delivery. Sales of the related physical volumes and net positive settlements of financial derivatives are not reflected in the table above.

Employee benefit plans - Employee benefit plans include our anticipated contributions to our pension and postretirement benefit plans for 2015. See Note N of the Notes to Consolidated Financial Statements in this Annual Report for discussion of our employee benefit plans.

Purchase commitments, rights of way and other - Purchase commitments include commitments related to ONEOK Partners’ growth capital expenditures and other rights-of-way and contractual commitments. Purchase commitments exclude commodity purchase contracts, which are included in the “Financial and physical derivatives” amounts.

FORWARD-LOOKING STATEMENTS

Some of the statements contained and incorporated in this Annual Report are forward-looking statements as defined under federal securities laws.  The forward-looking statements relate to our anticipated financial performance (including projected operating income, net income, capital expenditures, cash flow and projected levels of dividends), liquidity, management’s plans and objectives for our future growth projects and other future operations (including plans to construct additional natural gas and natural gas liquids pipelines and processing facilities and related cost estimates), our business prospects, the outcome of regulatory and legal proceedings, market conditions and other matters.  We make these forward-looking statements in reliance on the safe harbor protections provided under federal securities legislation and other applicable laws.  The following discussion is intended to identify important factors that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

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

•	changes in demand for the use of natural gas, NGLs and crude oil because of market conditions caused by concerns about climate change;

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

These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements.  Other factors could also have material adverse effects on our future results. These and other risks are described in greater detail in Part I, Item 1A, Risk Factors, in this Annual Report and in our other filings that we make with the SEC, which are available via the SEC’s website at www.sec.gov and our website at www.oneok.com.  All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these factors. Any such forward-looking statement speaks only as of the date on which such statement is made, and other than as required under securities laws, we undertake no obligation to update publicly any forward-looking statement whether as a result of new information, subsequent events or change in circumstances, expectations or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk discussed below includes forward-looking statements and represents an estimate of possible changes in future earnings that could occur assuming hypothetical future movements in interest rates or commodity prices.  Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur since actual gains and losses will differ from those estimated based on actual fluctuations in interest rates or commodity prices and the timing of transactions.

ONEOK Partners is exposed to market risk due to commodity price and interest-rate volatility.  Market risk is the risk of loss arising from adverse changes in market rates and prices.  We may use financial instruments, including forward sales, swaps, options and futures, to manage the risks of certain identifiable or anticipated transactions and achieve a more predictable cash flow.  Our risk-management function follows established policies and procedures to monitor our natural gas, condensate and NGL marketing activities and interest rates to ensure our hedging activities mitigate market risks.  We do not use financial instruments for trading purposes.

We record derivative instruments at fair value.  We estimate the fair value of derivative instruments using available market information and appropriate valuation techniques.  Changes in derivative instruments’ fair values are recognized in earnings unless the instrument qualifies as a hedge and meets specific hedge accounting criteria.  The effective portion of qualifying derivative instruments’ gains and losses may offset the hedged items’ related results in earnings for a fair value hedge or be deferred in accumulated other comprehensive income (loss) for a cash flow hedge.

COMMODITY PRICE RISK

In the Natural Gas Gathering and Processing segment, ONEOK Partners is exposed to commodity price risk as a result of receiving commodities in exchange for services associated with its POP contracts. ONEOK Partners also is exposed to basis risk between the various production and market locations where it receives and sells commodities.  As part of its hedging strategy, ONEOK Partners uses the previously described commodity derivative financial instruments and physical-forward contracts to minimize the impact of near-term price fluctuations related to natural gas, NGLs and condensate.

As of December 31, 2014, ONEOK Partners had $53.2 million of commodity-related derivative assets and $1.2 million of commodity-related derivative liabilities, excluding the impact of netting.

The following table sets forth ONEOK Partners’ hedging information for the period indicated:

	Year Ending December 31, 2015
	Volumes Hedges	Average Price		Percentage Hedged
NGLs (MBbl/d)	6.4	$0.59	/ gallon	33%
Condensate (MBbl/d)	1.9	$1.31	/ gallon	44%
Total (MBbl/d)	8.3	$0.76	/ gallon	35%
Natural gas (BBtu/d)	112.8	$4.03	/ MMBtu	80%

ONEOK Partners expects its natural gas liquids and natural gas commodity price sensitivity within this segment to increase in the future as its capital projects are completed and volumes increase under POP contracts with its customers.  The Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at December 31, 2014, excluding the effects of hedging and assuming normal operating conditions. ONEOK Partners’ condensate sales are based on the price of crude oil.  ONEOK Partners estimates the following:

•	a $0.01 per-gallon change in the composite price of NGLs would change 12-month forward net margin by approximately $3.0 million;

•	a $1.00 per-barrel change in the price of crude oil would change 12-month forward net margin by approximately $1.6 million; and

•	a $0.10 per-MMBtu change in the price of natural gas would change 12-month forward net margin by approximately $5.2 million.

These estimates do not include any effects on demand for ONEOK Partners’ services or natural gas processing plant operations that might be caused by, or arise in conjunction with, commodity price fluctuations.  For example, a change in the gross processing spread may cause a change in the amount of ethane extracted from the natural gas stream, impacting gathering and processing margins for certain contracts.

In the Natural Gas Liquids segment, ONEOK Partners is exposed to basis risk primarily as a result of the relative value of NGL purchases at one location and sales at another location. To a lesser extent, ONEOK Partners is exposed to commodity price risk resulting from the relative values of the various NGL products to each other, NGLs in storage and the relative value of NGLs to natural gas. ONEOK Partners utilizes physical-forward contracts to reduce the impact of price fluctuations related to NGLs. At December 31, 2014 and 2013, there were no financial derivative instruments with respect to its natural gas liquids operations.

In the Natural Gas Pipelines segment, ONEOK Partners is exposed to commodity price risk because its intrastate and interstate natural gas pipelines retain natural gas from its customers for operations or as part of its fee for services provided. When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by ONEOK Partners’ customers, its pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose it to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in the Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, ONEOK Partners uses physical-forward sales or purchases to reduce the impact of price fluctuations related to natural gas.  At December 31, 2014 and 2013, there were no financial derivative instruments with respect to its natural gas pipeline operations.

See Note E of the Notes to Consolidated Financial Statements in this Annual Report for more information on ONEOK Partners’ hedging activities.

INTEREST-RATE RISK

ONEOK Partners manages interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps.  Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At December 31, 2014 and 2013, ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $900 million and $400 million, respectively, that have been designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. Future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher interest costs. At December 31, 2014, ONEOK Partners had derivative assets of $2.3 million and derivative liabilities of $44.8 million related to these interest-rate swaps. At December 31, 2013, ONEOK Partners had derivative assets of $54.5 million related to these interest-rate swaps.

COUNTERPARTY CREDIT RISK

ONEOK and ONEOK Partners assess the creditworthiness of their counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate. ONEOK Partners is not exposed to material credit risk with exploration and production customers under POP contracts in the Natural Gas Gathering and Processing segment due to the nature of the POP contracts whereby it receives proceeds from the sale of commodities and remits a portion of those proceeds back to the producer. Certain of ONEOK Partners’ counterparties to the Natural Gas Gathering and Processing segment’s natural gas sales, the Natural Gas Liquids segment’s marketing activities and the Natural Gas Pipelines storage activities may be impacted by the depressed commodity price environment and could experience financial problems. The majority of the Natural Gas Liquids segment’s and Natural Gas Pipeline segment’s pipeline tariffs provide ONEOK Partners the ability to require security from shippers. ONEOK Partners’ remaining customers are primarily large local distribution, power generation and petrochemical companies.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
ONEOK, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of ONEOK, Inc. and its subsidiaries (the Company) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 24, 2015

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Years Ended December 31,
	2014	2013	2012
	(Thousands of dollars, except per share amounts)
Revenues
Commodity sales	$10,724,981	$10,549,157	$9,010,151
Services	1,470,110	1,322,722	1,173,970
Total revenues	12,195,091	11,871,879	10,184,121
Cost of sales and fuel	10,088,548	10,222,213	8,540,319
Net margin	2,106,543	1,649,666	1,643,802
Operating expenses
Operations and maintenance	599,143	479,165	437,650
Depreciation and amortization	294,684	239,343	205,334
General taxes	75,744	62,421	54,075
Total operating expenses	969,571	780,929	697,059
Gain (loss) on sale of assets	6,599	11,881	6,736
Operating income	1,143,571	880,618	953,479
Equity earnings from investments (Note P)	41,003	110,517	123,024
Allowance for equity funds used during construction	14,937	30,522	13,648
Other income	5,598	18,158	8,639
Other expense	(29,073)	(13,999)	(2,646)
Interest expense (net of capitalized interest of $54,813, $56,506 and $40,482, respectively)	(356,163)	(270,646)	(237,638)
Income before income taxes	819,873	755,170	858,506
Income taxes (Note O)	(151,158)	(166,080)	(180,758)
Income from continuing operations	668,715	589,090	677,748
Income (loss) from discontinued operations, net of tax (Note B)	(5,607)	(12,129)	52,265
Gain on sale of discontinued operations, net of tax (Note B)	—	—	13,517
Net income	663,108	576,961	743,530
Less: Net income attributable to noncontrolling interests	349,001	310,428	382,911
Net income attributable to ONEOK	$314,107	$266,533	$360,619

Amounts attributable to ONEOK:
Income from continuing operations	$319,714	$278,662	$294,837
Income (loss) from discontinued operations	(5,607)	(12,129)	65,782
Net income	$314,107	$266,533	$360,619

Basic earnings per share:
Income from continuing operations (Note L)	$1.53	$1.35	$1.43
Income (loss) from discontinued operations	(0.03)	(0.06)	0.32
Net income	$1.50	$1.29	$1.75

Diluted earnings per share:
Income from continuing operations (Note L)	$1.52	$1.33	$1.40
Income (loss) from discontinued operations	(0.03)	(0.06)	0.31
Net income	$1.49	$1.27	$1.71

Average shares (thousands)
Basic	209,391	206,044	206,140
Diluted	210,427	209,695	210,710

Dividends declared per share of common stock	$2.125	$1.48	$1.27
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2014	2013	2012
	(Thousands of dollars)

Net income	$663,108	$576,961	$743,530
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on energy marketing and risk management assets/liabilities, net of tax of $10,029, $(5,574) and $(10,061), respectively	(58,307)	25,609	22,826
Realized (gains) losses in net income, net of tax of $(14,098), $(1,905) and $10,327 respectively	41,723	7,926	(49,499)
Unrealized holding gains (losses) on available-for-sale securities, net of tax of $(106) $112 and $(30), respectively	98	(177)	47
Change in pension and postretirement benefit plan liability, net of tax of $15,781, $(52,436) and $6,977, respectively	(23,672)	83,126	(11,061)
Total other comprehensive income (loss), net of tax	(40,158)	116,484	(37,687)
Comprehensive income	622,950	693,445	705,843
Less: Comprehensive income attributable to noncontrolling interests	326,598	332,101	355,901
Comprehensive income attributable to ONEOK	$296,352	$361,344	$349,942
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2014	2013
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$172,812	$145,565
Accounts receivable, net	745,494	1,109,510
Natural gas and natural gas liquids in storage	134,134	188,286
Commodity imbalances	64,788	80,481
Other current assets	173,299	133,010
Assets of discontinued operations (Note B)	16,717	747,872
Total current assets	1,307,244	2,404,724

Property, plant and equipment
Property, plant and equipment	13,602,647	10,970,256
Accumulated depreciation and amortization	1,940,210	1,738,302
Net property, plant and equipment (Note F)	11,662,437	9,231,954

Investments and other assets
Investments in unconsolidated affiliates (Note P)	1,132,653	1,229,838
Goodwill and intangible assets (Note G)	1,014,740	1,024,562
Other assets	167,466	224,353
Assets of discontinued operations (Note B)	20,020	3,626,050
Total investments and other assets	2,334,879	6,104,803
Total assets	$15,304,560	$17,741,481
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2014	2013
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt (Note I)	$10,650	$10,650
Notes payable (Note H)	1,055,296	564,462
Accounts payable	891,413	1,273,102
Commodity imbalances	104,650	213,577
Other current liabilities	285,435	212,851
Liabilities of discontinued operations (Note B)	44,901	455,688
Total current liabilities	2,392,345	2,730,330

Long-term debt, excluding current maturities (Note I)	7,192,929	7,753,657

Deferred credits and other liabilities
Deferred income taxes (Note O)	1,395,222	1,146,562
Other deferred credits	281,757	217,522
Liabilities of discontinued operations (Note B)	36,424	1,048,230
Total deferred credits and other liabilities	1,713,403	2,412,314

Commitments and contingencies (Note R)

Equity (Note J)
ONEOK shareholders’ equity:
Common stock, $0.01 par value:
authorized 600,000,000 shares; issued 245,811,180 shares and outstanding 208,322,247 shares at December 31, 2014; issued 245,811,180 shares and outstanding 206,618,877 shares at December 31, 2013	2,458	2,458
Paid-in capital	1,541,583	1,433,600
Accumulated other comprehensive loss (Note K)	(136,353)	(121,987)
Retained earnings	138,128	2,020,815
Treasury stock, at cost: 37,488,933 shares at December 31, 2014 and 39,192,303 shares at December 31, 2013	(953,701)	(997,035)
Total ONEOK shareholders’ equity	592,115	2,337,851

Noncontrolling interests in consolidated subsidiaries	3,413,768	2,507,329

Total equity	4,005,883	4,845,180
Total liabilities and equity	$15,304,560	$17,741,481
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2014	2013	2012
	(Thousands of dollars)
Operating activities
Net income	$663,108	$576,961	$743,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	306,038	384,377	335,852
Charges attributable to exit activities	1,739	138,559	—
Impairment of goodwill	—	—	10,255
Gain on sale of discontinued operations	—	—	(13,517)
Equity earnings from investments	(41,003)	(110,517)	(123,024)
Distributions received from unconsolidated affiliates	117,912	106,364	120,442
Deferred income taxes	156,728	151,515	229,398
Share-based compensation expense	26,226	46,194	36,692
Pension and postretirement benefit expense, net of contributions	18,093	56,600	(57,073)
Allowance for equity funds used during construction	(14,937)	(30,522)	(13,648)
Loss (gain) on sale of assets	(6,599)	(11,881)	(6,736)
Other	—	(5,656)	27,982
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	381,513	(189,809)	(14,774)
Natural gas and natural gas liquids in storage	160,860	99,937	33,343
Accounts payable	(417,993)	165,076	(30,981)
Commodity imbalances, net	(90,354)	(52,233)	43,471
Settlement of exit activities liabilities	(51,757)	(17,756)	—
Energy marketing and risk management assets and liabilities	59,539	25,072	(174,953)
Other assets and liabilities, net	16,497	(37,514)	(162,264)
Cash provided by operating activities	1,285,610	1,294,767	983,995
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(1,779,150)	(2,256,585)	(1,866,153)
Cash paid for acquisitions, net of cash received	(814,934)	(394,889)	—
Proceeds from sale of discontinued operations, net of cash sold	—	—	32,946
Contributions to unconsolidated affiliates	(1,063)	(35,308)	(30,768)
Distributions received from unconsolidated affiliates	21,107	31,134	35,299
Proceeds from sale of assets	7,817	13,617	12,240
Other	—	—	2,237
Cash used in investing activities	(2,566,223)	(2,642,031)	(1,814,199)
Financing activities
Borrowing (repayment) of notes payable, net	490,834	(252,708)	(24,812)
Issuance of ONE Gas debt, net of discounts	1,199,994	—	—
Issuance of long-term debt, net of discounts	—	1,247,822	1,994,693
ONE Gas long-term debt financing costs	(9,663)	—	—
Long-term debt financing costs	—	(10,246)	(15,036)
Repayment of long-term debt	(557,679)	(7,868)	(361,464)
Repurchase of common stock	—	—	(150,000)
Issuance of common stock	19,150	20,602	15,969
Issuance of common units, net of issuance costs	1,113,139	583,929	459,587
Dividends paid	(443,817)	(304,742)	(261,969)
Cash of ONE Gas at separation	(60,000)	—	—
Distributions to noncontrolling interests	(447,459)	(374,142)	(324,906)
Excess tax benefit from share-based awards	—	10,312	6,948
Cash provided by financing activities	1,304,499	912,959	1,339,010
Change in cash and cash equivalents	23,886	(434,305)	508,806
Change in cash and cash equivalents included in discontinued operations	3,361	2,848	11,532
Change in cash and cash equivalents from continuing operations	27,247	(431,457)	520,338
Cash and cash equivalents at beginning of period	145,565	577,022	56,684
Cash and cash equivalents at end of period	$172,812	$145,565	$577,022
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$340,144	$294,240	$439,398
Cash paid (refunds received) for income taxes	$(11,881)	$(16,640)	$872
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	ONEOK Shareholders’ Equity
	Common Stock Issued	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)
	(Shares)	(Thousands of dollars)

January 1, 2012	245,809,848	$2,458	$1,417,185	$(206,121)
Net income	—	—	—	—
Other comprehensive income (loss)	—	—	—	(10,677)
Repurchase of common stock	—	—	—	—
Common stock issued	1,332	—	(23,404)	—
Common stock dividends - $1.27 per share (Note J)	—	—	—	—
Issuance of common units of ONEOK Partners (Note Q)	—	—	(51,100)	—
Distributions to noncontrolling interests	—	—	—	—
Other	—	—	(17,983)	—
December 31, 2012	245,811,180	2,458	1,324,698	(216,798)
Net income	—	—	—	—
Other comprehensive income (loss) (Note K)	—	—	—	94,811
Common stock issued	—	—	(16,549)	—
Common stock dividends - $1.48 per share (Note J)	—	—	—	—
Issuance of common units of ONEOK Partners (Note Q)	—	—	87,295	—
Distributions to noncontrolling interests	—	—	—	—
Other	—	—	38,156	—
December 31, 2013	245,811,180	2,458	1,433,600	(121,987)
Net income	—	—	—	—
Other comprehensive income (loss) (Note K)	—	—	—	(17,755)
Common stock issued	—	—	(18,307)	—
Common stock dividends - $2.125 per share (Note J)	—	—	—	—
Issuance of common units of ONEOK Partners (Note Q)	—	—	156,143	—
Distribution of ONE Gas to shareholders (Note B)	—	—	—	3,389
Distributions to noncontrolling interests	—	—	—	—
West Texas LPG noncontrolling interest (Note C)	—	—	—	—
Other	—	—	(29,853)	—
December 31, 2014	245,811,180	$2,458	$1,541,583	$(136,353)
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Continued)
	ONEOK Shareholders’ Equity
	Retained Earnings	Treasury Stock	Noncontrolling Interest in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)

January 1, 2012	$1,960,374	$(935,323)	$1,561,159	$3,799,732
Net income	360,619	—	382,911	743,530
Other comprehensive income (loss)	—	—	(27,010)	(37,687)
Repurchase of common stock	—	(150,000)	—	(150,000)
Common stock issued	—	45,550	—	22,146
Common stock dividends - $1.27 per share (Note J)	(261,969)	—	—	(261,969)
Issuance of common units of ONEOK Partners (Note Q)	—	—	510,687	459,587
Distributions to noncontrolling interests	—	—	(324,906)	(324,906)
Other	—	—	—	(17,983)
December 31, 2012	2,059,024	(1,039,773)	2,102,841	4,232,450
Net income	266,533	—	310,428	576,961
Other comprehensive income (loss) (Note K)	—	—	21,673	116,484
Common stock issued	—	42,738	—	26,189
Common stock dividends - $1.48 per share (Note J)	(304,742)	—	—	(304,742)
Issuance of common units of ONEOK Partners (Note Q)	—	—	446,529	533,824
Distributions to noncontrolling interests	—	—	(374,142)	(374,142)
Other	—	—	—	38,156
December 31, 2013	2,020,815	(997,035)	2,507,329	4,845,180
Net income	314,107	—	349,001	663,108
Other comprehensive income (loss) (Note K)	—	—	(22,403)	(40,158)
Common stock issued (Note J)	—	43,334	—	25,027
Common stock dividends - $2.125 per share (Note J)	(443,817)	—	—	(443,817)
Issuance of common units of ONEOK Partners (Note Q)	—	—	864,387	1,020,530
Distribution of ONE Gas to shareholders (Note B)	(1,752,977)	—	—	(1,749,588)
Distributions to noncontrolling interests	—	—	(447,459)	(447,459)
West Texas LPG noncontrolling interest (Note C)	—	—	162,913	162,913
Other	—	—	—	(29,853)
December 31, 2014	$138,128	$(953,701)	$3,413,768	$4,005,883

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations - We are the sole general partner and owned 37.8 percent of ONEOK Partners, L.P. (NYSE: OKS), one of the largest publicly traded master limited partnerships, at December 31, 2014. We are a corporation incorporated under the laws of the state of Oklahoma, and our common stock is listed on the NYSE under the trading symbol “OKE.”

On January 31, 2014, we completed the separation of our former natural gas distribution business into a stand-alone publicly traded company, ONE Gas. In addition, we completed the wind down of our former energy services business on March 31, 2014. Following the separation of the natural gas distribution business and the wind down of our energy services business, our primary source of income and cash flows is generated from our investment in ONEOK Partners. See Note B for additional discussion of the separation of the natural gas distribution business and the wind down of the energy services business.

For all periods presented, the accompanying consolidated financial statements and notes reflect the results of operations and financial position of our former natural gas distribution and energy services businesses as discontinued operations. Unless indicated otherwise, the information in the Notes to the Consolidated Financial Statements relates to our continuing operations.

Following the separation of our natural gas distribution business into ONE Gas and wind down of our energy services business, our chief operating decision maker reviews the financial performance of each of the three businesses of ONEOK Partners on a regular basis to assess the performance of, and allocate resources to, ONEOK Partners. As a result, our reportable segments have changed to reflect the three business segments of ONEOK Partners. We have reflected the change in reporting segments for all periods presented. See Note S for additional information.

ONEOK Partners is a publicly traded master limited partnership involved in the gathering, processing, storage and transportation of natural gas in the United States.  In addition, ONEOK Partners owns one of the nation’s premier natural gas liquids systems, connecting NGL supply in the Mid-Continent and Rocky Mountain regions with key market centers.

The Natural Gas Gathering and Processing segment gathers and/or processes natural gas in two producing basins in the Rocky Mountain region: the Williston Basin, which spans portions of Montana and North Dakota and includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations; and the Powder River Basin of Wyoming, which includes the NGL-rich Frontier, Turner, Sussex and Niobrara Shale formations. The natural gas ONEOK Partners gathers from wells that supply its Sage Creek plant contains NGL-rich natural gas from the Niobrara Shale area of the Powder River Basin. Some of the natural gas it gathers from the Powder River Basin of Wyoming is coal-bed methane, or dry natural gas, that does not require processing or NGL extraction in order to be marketable; dry natural gas is gathered, compressed and delivered into a downstream pipeline or marketed for a fee. ONEOK Partners also gathers and processes natural gas in the Mid-Continent region, which includes the NGL-rich Cana-Woodford Shale, Woodford Shale, Stack, SCOOP, Springer Shale and the Mississippian Lime formation of Oklahoma and Kansas, and the Hugoton and Central Kansas Uplift Basins of Kansas.

The Natural Gas Liquids segment consists of facilities that gather, fractionate and treat NGLs and store NGL products primarily in Oklahoma, Kansas, Texas, New Mexico and the Rocky Mountain region where it provides nondiscretionary services to producers for NGLs. The natural gas liquids business owns or has an ownership interest in FERC-regulated natural gas liquids gathering and distribution pipelines in Oklahoma, Kansas, Texas, New Mexico, Montana, North Dakota, Wyoming and Colorado, and terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois.  It also owns FERC-regulated natural gas liquids distribution and refined petroleum products pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect its Mid-Continent assets with Midwest markets, including Chicago, Illinois.  ONEOK Partners’ natural gas liquids business also owns and operates truck- and rail-loading and -unloading facilities that interconnect with its NGL fractionation and pipeline assets.

The Natural Gas Pipeline segment operates interstate and intrastate natural gas transmission pipelines and natural gas storage facilities.  ONEOK Partners’ FERC-regulated interstate assets transport natural gas through pipelines in North Dakota, Minnesota, Wisconsin, Illinois, Indiana, Kentucky, Tennessee, Oklahoma, Texas and New Mexico.  ONEOK Partners’ intrastate natural gas pipeline assets are located in Oklahoma, Texas and Kansas, and have access to major natural gas producing areas in those states, including the Cana-Woodford Shale, Woodford Shale, Springer Shale, Granite Wash, Stack, SCOOP and Mississippian Lime areas.  ONEOK Partners owns underground natural gas storage facilities in Oklahoma and Texas, which are connected to its intrastate natural gas pipeline assets, as well as underground natural gas storage facilities in Kansas.

Our former natural gas distribution business provides natural gas distribution services to more than 2 million customers in Oklahoma, Kansas and Texas through Oklahoma Natural Gas, Kansas Gas Service and Texas Gas Service. The natural gas utilities serve residential, commercial, industrial and transportation customers in all three states.  In addition, the natural gas distribution companies serve wholesale and public authority customers.

Our former energy services business was a provider of natural gas supply and risk-management services. We used a network of leased storage and transportation capacity to supply natural gas to our customers. Our customers were primarily local distribution companies, electric utilities and industrial end users. Our customers’ natural gas needs varied with seasonal changes in weather and were therefore somewhat unpredictable.

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

ONEOK Partners provides natural gas sales and transportation and storage services to our former natural gas distribution business. Prior to the completion of the energy services wind down, ONEOK Partners provided natural gas sales and transportation and storage services to our former energy services business. While these transactions were eliminated in consolidation in previous periods, they are reflected now as affiliate transactions and not eliminated in consolidation for all periods presented as these transactions have continued with third parties. See Note B for additional information.

All other significant intercompany balances and transactions have been eliminated in consolidation.

Investments in unconsolidated affiliates are accounted for using the equity method if we have the ability to exercise significant influence over operating and financial policies of our investee. Under this method, an investment is carried at its acquisition cost and adjusted each period for contributions made, distributions received and our share of the investee’s comprehensive income. For the investments we account for under the equity method, the premium or excess cost over underlying fair value of net assets is referred to as equity method goodwill. Impairment of equity investments is recorded when the impairments are other than temporary. These amounts are recorded as investments in unconsolidated affiliates on our accompanying Consolidated Balance Sheets.  See Note P for disclosures of our unconsolidated affiliates.

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

Use of Estimates - The preparation of our consolidated financial statements and related disclosures in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions that cannot be known with certainty that affect the reported amount of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Items that may be estimated include, but are not limited to, the economic useful life of assets, fair value of assets, liabilities and equity method investments, obligations under employee benefit plans, provisions for uncollectible accounts receivable, unbilled revenues and cost of goods sold, expenses for services received but which no invoice has been received, provision for income taxes, including any deferred tax valuation allowances, the results of litigation and various other recorded or disclosed amounts.

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

While many of the contracts in ONEOK Partners’ portfolio are executed in liquid markets where price transparency exists, some contracts are executed in markets for which market prices may exist, but the market may be relatively inactive. This results in limited price transparency that requires management’s judgment and assumptions to estimate fair values. For certain transactions, we utilize modeling techniques using NYMEX-settled pricing data and implied forward LIBOR curves. Inputs into our fair value estimates include commodity-exchange prices, over-the-counter quotes, historical correlations of pricing data and LIBOR and other liquid money-market instrument rates. We also utilize internally developed basis curves that incorporate observable and unobservable market data. We validate our valuation inputs with third-party information and settlement prices from other sources, where available.

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

The fair value of our forward-starting interest-rate swaps are determined using financial models that incorporate the implied forward LIBOR yield curve for the same period as the future interest swap settlements.

Fair Value Hierarchy - At each balance sheet date, we utilize a fair value hierarchy to classify fair value amounts recognized or disclosed in our financial statements based on the observability of inputs used to estimate such fair value.  The levels of the hierarchy are described below:

•
Level 1 - fair value measurements are based on unadjusted quoted prices for identical securities in active markets including NYMEX-settled prices. These balances are comprised predominantly of exchange-traded derivative contracts for natural gas and crude oil.

•
Level 2 - fair value measurements are based on significant observable pricing inputs, such as NYMEX-settled prices for natural gas and crude oil and financial models that utilize implied forward LIBOR yield curves for interest-rate swaps.

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

See Note D for discussion of our fair value measurements.

Cash and Cash Equivalents - Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

Revenue Recognition - Our reportable segments recognize revenue when services are rendered or product is delivered. The Natural Gas Gathering and Processing segment records revenues when gas is processed in or transported through its facilities. The Natural Gas Liquids segment records revenues based upon contracted services and actual volumes exchanged or stored under service agreements in the period services are provided. Revenues for the Natural Gas Pipelines segment and a portion of the Natural Gas Liquids segment is recognized based upon contracted capacity and contracted volumes transported and stored under service agreements in the period services are provided.

Our former natural gas distribution business’s major industrial and commercial natural gas distribution customers were invoiced at the end of each month. All natural gas distribution residential customers and some commercial customers were invoiced on a cyclical basis throughout the month, and the utilities accrued unbilled revenues at the end of each month. Revenues from our former natural gas distribution business are included in discontinued operations.

Our revenues from sales to our former energy services business’s wholesale customers were accrued in the month of physical delivery based on contracted sales price and estimated volumes. Demand payments received for requirements contracts were recognized in the period in which the service was provided. Our fixed-price physical sales were accounted for as derivatives and were recorded at fair value. Revenues from our former energy services business are included in discontinued operations.

Accounts Receivable - Accounts receivable represent valid claims against nonaffiliated customers for products sold or services rendered, net of allowances for doubtful accounts. We assess the creditworthiness of our counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate. Outstanding customer receivables are reviewed regularly for possible nonpayment indicators and allowances for doubtful accounts are recorded based upon management’s estimate of collectability at each balance sheet date. At December 31, 2014 and 2013, the allowance for doubtful accounts was not material.

Inventory - The values of current natural gas and NGLs in storage are determined using the lower of weighted-average cost or market method.  Noncurrent natural gas and NGLs are classified as property and valued at cost.  Materials and supplies are valued at average cost.

Commodity Imbalances - Commodity imbalances represent amounts payable or receivable for NGL exchange contracts and natural gas pipeline imbalances and are valued at market prices. Under the majority of our NGL exchange agreements, we physically receive volumes of unfractionated NGLs, including the risk of loss and legal title to such volumes, from the exchange counterparty. In turn, we deliver NGL products back to the customer and charge them gathering and fractionation fees. To the extent that the volumes we receive under such agreements differ from those we deliver, we record a net exchange receivable or payable position with the counterparties. These net exchange receivables and payables are settled with movements of NGL products rather than with cash. Natural gas pipeline imbalances are settled in cash or in-kind, subject to the terms of the pipelines’ tariffs or by agreement.

Derivatives and Risk Management - We and ONEOK Partners utilize derivatives to reduce our market risk exposure to commodity price and interest-rate fluctuations and to achieve more predictable cash flows.  We and ONEOK Partners record all derivative instruments at fair value, with the exception of normal purchases and normal sales transactions that are expected to result in physical delivery.  Commodity price and interest-rate volatility may have a significant impact on the fair value of derivative instruments as of a given date.

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

To reduce our exposure to fluctuations in natural gas, NGLs and condensate prices, we and ONEOK Partners periodically enter into futures, forward sales, options or swap transactions in order to hedge anticipated purchases and sales of natural gas, NGLs and condensate.  Interest-rate swaps are used from time to time to manage interest-rate risk.  Under certain conditions, we and ONEOK Partners designate these derivative instruments as a hedge of exposure to changes in cash flow.  We and ONEOK Partners formally document all relationships between hedging instruments and hedged items, as well as risk-management objectives and strategies for undertaking various hedge transactions and methods for assessing and testing correlation and hedge ineffectiveness.  We and ONEOK Partners specifically identify the forecasted transaction that has been designated as the hedged item with a cash flow hedge.  We and ONEOK Partners assess the effectiveness of hedging relationships quarterly by performing an effectiveness analysis on our fair value and cash flow hedging relationships to determine whether the hedge relationships are highly effective on a retrospective and prospective basis.  ONEOK Partners also documents its normal purchases and normal sales transactions that are expected to result in physical delivery and that ONEOK Partners elects to exempt from derivative accounting treatment.

The realized revenues and purchase costs of our and ONEOK Partners derivative instruments not considered held for trading purposes and derivatives that qualify as normal purchases or normal sales that are expected to result in physical delivery are reported on a gross basis. Cash flows from futures, forwards and swaps that are accounted for as hedges are included in the same Consolidated Statement of Cash Flows category as the cash flows from the related hedged items.

Income from discontinued operations in our Consolidated Statements of Income includes revenues from financial trading margins, as well as certain physical natural gas transactions with our trading counterparties. Revenues and cost of sales and fuel from such physical transactions are reported on a net basis. See Note B for disclosures of our discontinued operations.

See Notes D and E for more discussion of our fair value measurements and risk management and hedging activities using derivatives.

Property, Plant and Equipment - Our properties are stated at cost, including AFUDC. Generally, the cost of regulated property retired or sold, plus removal costs, less salvage, is charged to accumulated depreciation. Gains and losses from sales or transfers of nonregulated properties or an entire operating unit or system of our regulated properties are recognized in income. Maintenance and repairs are charged directly to expense.

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

Impairment of Goodwill and Long-Lived Assets, Including Intangible Assets - We assess our goodwill and indefinite-lived intangible assets for impairment at least annually as of July 1. Our goodwill impairment analysis performed as of July 1, 2014, did not result in an impairment charge nor did our analysis reflect any reporting units at risk, and subsequent to that date, no event has occurred indicating that the implied fair value of each of our reporting units (including its inherent goodwill) is less than the carrying value of its net assets.

There were no impairment charges resulting from our 2014 and 2013 annual impairment tests. As a result of the decline in natural gas prices and its effect on location and seasonal price differentials, we performed an interim impairment assessment of our former energy services business’s goodwill balance as of March 31, 2012.  As a result of that assessment, goodwill with a carrying amount of $10.3 million was written down to its implied fair value of zero, with a resulting impairment charge of $10.3 million recorded in 2012 earnings, which is included in income from discontinued operations. There were no impairment indicators for ONEOK Partners or our former natural gas distribution business as the cash flows generated from each of these businesses are derived from predominately fee-based, nondiscretionary services.

As part of our impairment test, we first assess qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance) to determine whether it is more likely than not that the fair value of each of our reporting units is less than its carrying amount. If further testing is necessary, we perform a two-step impairment test for goodwill. In the first step, an initial assessment is made by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value is less than the book value, an impairment is indicated, and we must perform a second test to measure the amount of the impairment. In the second test, we calculate the implied fair value of the goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value determined in step one of the assessment. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, we will record an impairment charge.

To estimate the fair value of our reporting units, we use two generally accepted valuation approaches, an income approach and a market approach, using assumptions consistent with a market participant’s perspective. Under the income approach, we use anticipated cash flows over a period of years plus a terminal value and discount these amounts to their present value using appropriate discount rates. Under the market approach, we apply EBITDA multiples to forecasted EBITDA. The multiples used are consistent with historical asset transactions. The forecasted cash flows are based on average forecasted cash flows for a reporting unit over a period of years.

As part of our indefinite-lived intangible asset impairment test, we first assess qualitative factors similar to those considered in the goodwill impairment test to determine whether it is more likely than not that the indefinite-lived intangible asset was impaired. If further testing is necessary, we compare the estimated fair value of our indefinite-lived intangible asset with its book value. The fair value of our indefinite-lived intangible asset is estimated using the market approach. Under the market approach, we apply multiples to forecasted cash flows of the assets associated with our indefinite-lived intangible asset. The multiples used are consistent with historical asset transactions. After assessing qualitative factors, we determined that there were no impairments to our indefinite-lived intangible asset in 2014. There were also no impairment charges resulting from our 2013 and 2012 annual impairment tests.

We assess our long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. An impairment is indicated if the carrying amount of a long-lived asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If an impairment is indicated, we record an impairment loss equal to the difference between the carrying value and the fair value of the long-lived asset. We determined that there were no asset impairments in 2014, 2013 or 2012.

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

Regulation - ONEOK Partners’ intrastate natural gas transmission pipelines and our former natural gas distribution business are subject to the rate regulation and accounting requirements of the OCC, KCC, RRC and various municipalities in Texas. ONEOK Partners’ interstate natural gas and natural gas liquids pipelines are subject to regulation by the FERC. In Kansas and Texas, natural gas storage may be regulated by the state and the FERC for certain types of services. Oklahoma Natural Gas, Kansas Gas Service, Texas Gas Service, which are all part of our former natural gas distribution business, and portions of the Natural Gas Liquids and Natural Gas Pipelines segments follow the accounting and reporting guidance for regulated operations. During the rate-making process for certain of ONEOK Partners’ assets, regulatory authorities set the framework for what we can charge customers for our services and establish the manner that our costs are accounted for, including allowing us to defer recognition of certain costs and permitting recovery of the amounts through rates over time, as opposed to expensing such costs as incurred. Certain examples of types of regulatory guidance include costs for fuel and losses, acquisition costs, contributions in aid of construction, charges for depreciation and gains or losses on disposition of assets. This allows us to stabilize rates over time rather than passing such costs on to the customer for immediate recovery. Actions by regulatory authorities could have an effect on the amount recovered from rate payers. Any difference in the amount recoverable and the amount deferred is recorded as income or expense at the time of the regulatory action. A write-off of regulatory assets and costs not recovered may be required if all or a portion of the regulated operations have rates that are no longer:

•	established by independent, third-party regulators;

•	designed to recover the specific entity’s costs of providing regulated services; and

•	set at levels that will recover our costs when considering the demand and competition for our services.

In December 2013, the KCC approved a settlement agreement for the separation of our Kansas Gas Service natural gas distribution business to ONE Gas from ONEOK. The terms of the settlement agreement provided that amounts previously recorded as a regulatory asset related to ONEOK’s acquisition of Kansas Gas Service in 1997 would no longer be recovered in rates. As a result, the carrying amount of the regulatory asset was written off, and we recorded a noncash charge to income from discontinued operations of approximately $10.2 million in the fourth quarter 2013.
At December 31, 2014 and 2013, we recorded regulatory assets of approximately $6.1 million and $383.6 million, respectively, which are being recovered or are expected to be recovered as a result of various approved rate proceedings.  Of these amounts, the total regulatory assets related to our former natural gas distribution business were $376.8 million at December 31, 2013, which are included in assets of discontinued operations. The natural gas distribution balances included approximately $341.1 million related to our pension and postretirement benefit plans at December 31, 2013, which are discussed in Note N. Regulatory assets for our continuing operations, which are reflected in other assets in our Consolidated Balance Sheets, are being recovered as a result of approved rate proceedings over varying time periods up to 40 years.

Pension and Postretirement Employee Benefits - We have a defined benefit retirement plan covering certain full-time employees. We sponsor welfare plans that provide postretirement medical and life insurance benefits to certain employees who retire with at least five years of service.  Our actuarial consultant calculates the expense and liability related to these plans and uses statistical and other factors that attempt to anticipate future events. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases, mortality and employment length. In determining the projected benefit obligations and costs, assumptions can change from period to period and may result in material changes in the costs and liabilities we recognize. See Note N for more discussion of pension and postretirement employee benefits.

Income Taxes - Deferred income taxes are provided for the difference between the financial statement and income tax basis of assets and liabilities and carryforward items based on income tax laws and rates existing at the time the temporary differences are expected to reverse.  Except for the regulated companies, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date of the rate change.  For regulated companies, the effect on deferred tax assets and liabilities of a change in tax rates is recorded as regulatory assets and regulatory liabilities in the period that includes the enactment date, if, as a result of an action by a regulator, it is probable that the effect of the change in tax rates will be recovered from or returned to customers through future rates.

We utilize a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that is taken or expected to be taken in a tax return.  We reflect penalties and interest as part of income tax expense as they become applicable for tax provisions that do not meet the more-likely-than-not recognition threshold and measurement attribute.  During 2014, 2013 and 2012, our tax positions did not require an establishment of a material reserve.

We utilize the “with-and-without” approach for intra-period tax allocation for purposes of allocating total tax expense (or benefit) for the year among the various financial statement components.

We file numerous consolidated and separate income tax returns with federal tax authorities of the United States and Canada along with the tax authorities of several states.  There are no United States federal audits or statute waivers at this time. See Note O for additional discussion of income taxes.

Asset Retirement Obligations - Asset retirement obligations represent legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. Certain long-lived assets that comprise our former natural gas distribution systems and ONEOK Partners’ natural gas gathering and processing, natural gas liquids and pipeline facilities are subject to agreements or regulations that give rise to asset retirement obligations for removal or other disposition costs associated with retiring the assets in place upon the discontinued use of the assets. We recognize the fair value of a liability for an asset-retirement obligation in the period when it is incurred if a reasonable estimate of the fair value can be made. We are not able to estimate reasonably the fair value of the asset retirement obligations for portions of our former natural gas distribution and ONEOK Partners’ assets, primarily certain pipeline estimates, because the settlement dates are indeterminable given the expected continued use of the assets with proper maintenance. We expect our former natural gas distribution and ONEOK Partners’ pipeline assets, for which we are unable to estimate reasonably the fair value of the asset retirement obligation, will continue in operation as long as supply and demand for natural gas and natural gas liquids exists. Based on the widespread use of natural gas for heating and cooking activities for residential users and electric-power generation for commercial users, as well as use of natural gas liquids by the petrochemical industry, we expect supply and demand to exist for the foreseeable future.

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

In accordance with long-standing regulatory treatment, ONEOK Partners and our former natural gas distribution business collect, through rates, the estimated costs of removal on certain regulated properties through depreciation expense, with a corresponding credit to accumulated depreciation and amortization. These removal costs collected through rates include legal and nonlegal removal obligations; however, the amounts collected in excess of the asset-removal costs incurred are accounted for as a regulatory liability for financial reporting purposes. Historically, with the exception of the regulatory authority in Kansas, the regulatory authorities that have jurisdiction over our regulated operations have not required us to quantify this amount; rather, these costs are addressed prospectively in depreciation rates and are set in each general rate order. We have made an estimate of our regulatory liability using current rates since the last general rate order in each of our jurisdictions; however, for financial reporting purposes, significant uncertainty exists regarding the ultimate disposition of this regulatory liability, pending, among other issues, clarification of regulatory intent. We continue to monitor regulatory requirements, and the liability may be adjusted as more information is obtained.

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures. We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be estimated reasonably. We expense legal fees as incurred and base our legal liability estimates on currently available facts and our estimates of the ultimate outcome or resolution. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of a remediation feasibility study. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no material effect on earnings or cash flows during 2014, 2013 and 2012. Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings. See Note R for additional discussion of contingencies.

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

Recently Issued Accounting Standards Update - In February 2015. the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which eliminates the presumption that a general partner should consolidate a limited partnership. It also modifies the evaluation of whether limited partnerships are variable interest entities or voting interest entities and adds requirements that limited partnerships must meet to qualify as voting interest entities. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. We will adopt this guidance in the first quarter 2016, and we are evaluating the impact on us.

In November 2014, the FASB issued ASU 2014-17, “Business Combination (Topic 805): Pushdown Accounting,” which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements when a change-in-control event occurs. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. The standard applies to all entities and was effective on November 18, 2014. We adopted this guidance beginning in the fourth quarter 2014, and we do not expect it to materially impact us.

In August 2014, the FASB issued ASU 2014-15, “Going Concern,” which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The standard applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We will adopt this guidance beginning in the first quarter 2016, and we do not expect it to materially impact us.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines the principles an entity must apply to measure and recognize revenue for entities that enter into contracts to provide goods or services to their customers. The core principle is that an entity should recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to a customer. The amendment also requires more extensive disaggregated revenue disclosures in interim and annual financial statements. This update will be effective for interim and annual periods that begin on or after December 15, 2016, with either retrospective application for all periods presented or retrospective application with a cumulative effect adjustment. We will adopt this guidance beginning in the first quarter 2017, and we are evaluating the impact on us.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which alters the definition of a discontinued operation to include only asset disposals that represent a strategic shift with a major effect on an entity's operations and financial results.  The amendment also requires more extensive disclosures about a discontinued operation’s assets, liabilities, income, expenses and cash flows. This guidance will be effective for interim and annual periods for all assets that are disposed of or classified as being held for sale in fiscal years that begin on or after December 15, 2014. We will adopt this guidance beginning in the first quarter 2015, and it could impact us in the future if we dispose of any individually significant components.

B.DISCONTINUED OPERATIONS

Separation of ONE Gas - On January 31, 2014, we completed the separation of ONE Gas. ONE Gas consists of our former natural gas distribution business that includes Kansas Gas Service, Oklahoma Natural Gas and Texas Gas Service. ONEOK shareholders of record at the close of business on January 21, 2014, retained their shares of ONEOK stock and received one share of ONE Gas stock for every four shares of ONEOK stock owned in a transaction that was tax-free to ONEOK and its shareholders. ONE Gas shares were distributed following the close of business on January 31, 2014. We retained no ownership interest in ONE Gas. On the date of the separation, ONE Gas consisted of approximately $4.3 billion of assets, $2.6 billion of liabilities and $1.7 billion of equity. Excluding cash of ONE Gas at separation, the separation was accounted for as a noncash activity.

On February 1, 2012, we sold ONEOK Energy Marketing Company, our former natural gas distribution business’ retail natural gas marketing business, to Constellation Energy Group, Inc. for $22.5 million plus working capital.  We received net proceeds of approximately $32.9 million and recognized a gain on the sale of approximately $13.5 million, net of taxes of $8.3 million. The proceeds from the sale were used to reduce short-term borrowings.

Wind Down of Energy Services Business - On March 31, 2014, we completed the wind down of our energy services business. We executed agreements in 2013 to release a significant portion of our nonaffiliated natural gas transportation and storage contracts to third parties between July 1 and December 31, 2013, at current market rates that resulted in noncash charges of $138.6 million. We executed an agreement in the first quarter 2014 to release a nonaffiliated, third-party natural gas storage contract to a third party, resulting in a noncash charge of $1.7 million. All of the remaining natural gas transportation and storage contracts not previously released or assigned expired on their own terms on or before March 31, 2014. Our energy services business continued to serve its contracted premium-services customers until these remaining contracts expired on or before March 31, 2014.

The following table summarizes the change in our liability related to released capacity contracts for the period indicated:

	Years Ended December 31,
	2014	2013
	(Millions of dollars)
Beginning balance	$122.0	$—
Noncash charges	1.7	138.6
Settlements	(51.8)	(17.7)
Accretion	1.9	1.1
Ending balance	$73.8	$122.0

We recorded these charges in income from discontinued operations, net of tax in our Consolidated Statements of Income. The total charge attributable to severance benefits was not material. We expect future cash payments associated with released transportation and storage capacity from the wind down of our former energy services business to total approximately $45 million on an after-tax basis, which consists of approximately $23 million paid in 2015, $11 million in 2016, $6 million in 2017, and $5 million during the period from 2018 through 2023.

Results of Operations of Discontinued Operations - The results of operations for our former natural gas distribution business, including ONEOK Energy Marketing Company, and energy services business have been reported as discontinued operations for all periods presented. The tables below provide selected financial information reported in discontinued operations in the Consolidated Statements of Income for the periods presented:

	Year Ended
	December 31, 2014
	Natural Gas Distribution		Energy Services	Total
	(Thousands of dollars)
Revenues	$287,249		$353,404	$640,653
Cost of sales and fuel	190,893		364,648	555,541
Net margin	96,356		(11,244)	85,112
Operating costs	60,847	(a)	5,051	65,898
Depreciation and amortization	11,035		319	11,354
Operating income (loss)	24,474		(16,614)	7,860
Other income (expense), net	(888)		(7)	(895)
Interest expense, net	(4,592)		(413)	(5,005)
Income tax benefit (expense)	(16,415)		8,848	(7,567)
Income (loss) from discontinued operations, net	$2,579		$(8,186)	$(5,607)
(a) - Includes approximately $23.0 million for the year ended December 31, 2014, of costs related to the ONE Gas separation.

	Year Ended
	December 31, 2013
	Natural Gas Distribution		Energy Services	Total
	(Thousands of dollars)
Revenues	$1,689,945		$1,381,636	$3,071,581
Cost of sales and fuel	876,944		1,554,621	2,431,565
Net margin	813,001		(172,985)	640,016
Operating costs	436,281	(a)	12,586	448,867
Depreciation and amortization	144,758		276	145,034
Operating income (loss)	231,962		(185,847)	46,115
Other income (expense), net	2,484		135	2,619
Interest expense, net	(61,366)		(2,195)	(63,561)
Income tax benefit (expense)	(64,307)		67,005	2,698
Income (loss) from discontinued operations, net	$108,773		$(120,902)	$(12,129)
(a) - Includes approximately $9.4 million for the year ended December 31, 2013, of costs related to the ONE Gas separation.

	Year Ended
	December 31, 2012
	Natural Gas Distribution	Energy Services	Total
	(Thousands of dollars)
Revenues	$1,404,248	$1,421,171	$2,825,419
Cost of sales and fuel	646,220	1,470,514	2,116,734
Net margin	758,028	(49,343)	708,685
Operating costs	400,247	17,414	417,661
Depreciation and amortization	130,158	360	130,518
Goodwill impairment	—	10,255	10,255
Operating income (loss)	227,623	(77,372)	150,251
Other income (expense), net	1,439	147	1,586
Interest expense, net	(60,794)	(3,874)	(64,668)
Income tax benefit (expense)	(63,647)	28,743	(34,904)
Income (loss) from discontinued operations, net	$104,621	$(52,356)	$52,265

Prior to the ONE Gas separation, natural gas sales and transportation and storage services provided to our former natural gas distribution business by ONEOK Partners were $7.5 million, $64.5 million and $49.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Prior to February 1, 2014, these revenues and related costs were eliminated in consolidation. Beginning February 1, 2014, these revenues represent third-party transactions with ONE Gas and are not eliminated in consolidation for all periods presented, as such sales and services have continued subsequent to the separation and are expected to continue in future periods.

Prior to the completion of the energy services wind down, natural gas sales and transportation and storage services provided to our energy services business by ONEOK Partners were $46.0 million, $276.3 million and $299.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. While these transactions were eliminated in consolidation in previous periods, they are reflected now as affiliate transactions and not eliminated in consolidation for all periods presented, as these transactions have continued with third parties.

Statement of Financial Position of Discontinued Operations - The following tables present the carrying value of assets and liabilities of our former natural gas distribution and energy services businesses included in assets and liabilities of discontinued operations in the Consolidated Balance Sheets for the periods presented:

December 31, 2014
Energy Services
(Thousands of dollars)
Assets
Other current assets	$16,717
Other assets	20,020
Total assets	$36,737
Liabilities
Other current liabilities	$44,901
Other deferred credits	36,424
Total liabilities	$81,325

	December 31, 2013
	Natural Gas Distribution	Energy Services	Total
	(Thousands of dollars)
Assets
Cash and cash equivalents	$3,535	$213	$3,748
Accounts receivable, net	368,214	87,315	455,529
Natural gas and natural gas liquids in storage	166,128	62,663	228,791
Other current assets	30,328	29,476	59,804
Net property, plant and equipment	3,065,272	279	3,065,551
Goodwill	157,953	—	157,953
Other assets	402,161	385	402,546
Total assets	$4,193,591	$180,331	$4,373,922
Liabilities
Current maturities of long-term debt	$6	$—	$6
Accounts payable	168,785	77,287	246,072
Other current liabilities	168,964	40,646	209,610
Long-term debt, excluding current maturities	1,318	—	1,318
Deferred income taxes	826,921	(35,221)	791,700
Other deferred credits	184,214	70,998	255,212
Total liabilities	$1,350,208	$153,710	$1,503,918

ONEOK provided cash management and financial services for our former energy services and natural gas distribution businesses, which included short-term borrowings and long-term notes payable. These intercompany borrowings were eliminated in consolidation and as such are not included in the liabilities of discontinued operations in the tables above. For our former energy services business, short-term borrowings due to ONEOK at December 31, 2013 was $25.1 million, and notes payable to ONEOK at December 31, 2013 was $21.4 million. For our former natural gas distribution business, short-term borrowings due to ONEOK at December 31, 2013 was $130.0 million and notes payable to ONEOK at December 31, 2013 was $1.0 billion.

C.ACQUISITIONS

West Texas LPG Acquisition - In November 2014, ONEOK Partners completed the acquisition of an 80 percent interest in the West Texas LPG Pipeline Limited Partnership (WTLPG) and a 100 percent interest in the Mesquite Pipeline for approximately $800 million from affiliates of Chevron Corporation, and ONEOK Partners became the operator of both pipelines. Financing to close this transaction came from available cash on hand and borrowings under ONEOK Partners’ existing $1.7 billion commercial paper program.

The acquisition consists of approximately 2,600 miles of natural gas liquids gathering pipelines extending from the Permian Basin in southeastern New Mexico to East Texas and Mont Belvieu, Texas. The acquired pipelines access NGL supply from producers actively developing the Delaware, Midland and Central Basins in the Permian Basin, in addition to the Barnett Shale, East Texas and north Louisiana regions. The pipeline system increased ONEOK Partners’ natural gas liquids gathering system by approximately 60 percent to nearly 7,100 miles of natural gas liquids gathering pipelines and added approximately 285,000 barrels per day of NGL capacity. These assets are expected to provide ONEOK Partners additional fee-based earnings and its natural gas liquids infrastructure with access to a new natural gas liquids supply basin.

We accounted for the West Texas LPG acquisition as a business combination which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition-date fair values.

Our Consolidated Balance Sheet as of December 31, 2014, reflects the preliminary purchase price allocation based on available information and is subject to customary working capital adjustments. ONEOK Partners is reviewing the valuation to determine the final purchase price allocation. The preliminary purchase price allocation and assessment of the fair value of the assets acquired as of the acquisition date were as follows (in thousands):

Cash	$13,839
Accounts receivable	9,132
Other current assets	3,369
Property, plant and equipment
Regulated	807,601
Nonregulated	153,919
Total property, plant and equipment	961,520
Total fair value of assets acquired	987,860

Accounts payable	(8,621)
Other current liabilities	(1,553)
Total fair value of liabilities acquired	(10,174)

Less: Fair value of noncontrolling interest	(162,913)
Net assets acquired	814,773
Less: Cash received	(13,839)
Net cash paid for acquisition	$800,934

We consolidate West Texas LPG as ONEOK Partners controls the system. Beginning November 29, 2014, the results of operations for West Texas LPG are included in the Natural Gas Liquids segment. We have recorded noncontrolling interests in consolidated subsidiaries on our Consolidated Statements of Income and Consolidated Balance Sheets to recognize the portion of West Texas LPG pipeline that ONEOK Partners does not own. The portion of the assets and liabilities of West Texas LPG acquired attributable to noncontrolling interests was accounted for as noncash activity. The fair value of the noncontrolling interest of West Texas LPG pipeline was estimated by applying a market approach.

Revenues and earnings related West Texas LPG have been included within our Consolidated Statement of Income since the acquisition date. Supplemental pro forma revenue and earnings reflecting this acquisition as if it had occurred as of January 1, 2013, are not materially different from the information presented in the accompanying Consolidated Statements of Income and are, therefore, not presented.

The limited partnership agreement of WTLPG provides that distributions to the partners are to be made on a pro rata basis according to each partner’s ownership interest. Cash distributions to the partners for a calendar quarter are currently declared and paid by WTLPG in the next succeeding calendar quarter. Any changes to, or suspension of, the cash distributions from WTLPG requires the approval of a minimum of 90 percent of the ownership interest and a minimum of two general partners of WTLPG. Cash distributions are equal to 100 percent of distributable cash as defined in the limited partnership agreement of WTLPG.

Sage Creek - On September 30, 2013, ONEOK Partners completed for $305 million the acquisition of certain natural gas gathering and processing, and natural gas liquids facilities in Converse and Campbell counties, Wyoming, in the NGL-rich Niobrara Shale area of the Powder River Basin. The Sage Creek acquisition consists primarily of a 50 MMcf/d natural gas processing facility, the Sage Creek plant, and related natural gas gathering and natural gas liquids infrastructure. Included in the acquisition were supply contracts providing for long-term acreage dedications from producers in the area, which are structured with POP and fee-based contractual terms. The acquisition is complementary to ONEOK Partners’ existing natural gas liquids assets and provides additional natural gas gathering and processing and natural gas liquids gathering capacity in a region where producers are actively drilling for crude oil and NGL-rich natural gas.

This acquisition was accounted for as a business combination. The excess of the cost over those fair values was recorded as goodwill. The purchase price and assessment of the fair value of the assets acquired were as follows:

	Natural Gas Gathering and Processing	Natural Gas Liquids	Total
Property, plant and equipment	(Thousand of dollars)
Gathering pipelines and related equipment	$41,129	$18,045	$59,174
Processing and fractionation and related equipment	50,595	—	50,595
General plant and other	120	—	120
Intangible assets	40,000	63,000	103,000
Identifiable assets acquired	131,844	81,045	212,889
Goodwill	20,000	72,000	92,000
Total purchase price	$151,844	$153,045	$304,889

Identifiable intangible assets recognized in the Sage Creek acquisition are primarily related to natural gas gathering and processing and natural gas liquids gathering and fractionation supply contracts with acreage dedications and customer relationships. The basis for determining the value of these intangible assets is the estimated future net cash flows to be derived from acquired supply contracts and customer relationships, which are offset with appropriate charges for the use of contributory assets and discounted using a risk-adjusted discount rate. Those intangible assets are being amortized on a straight-line basis over an initial 20-year period for the Natural Gas Gathering and Processing segment and an initial 30-year period for the Natural Gas Liquids segment, which represents a portion of the term over which the customer contracts and relationships are expected to contribute to ONEOK Partners’ cash flows.

Revenues and earnings related to the Sage Creek acquisition are included within our Consolidated Statements of Income since the acquisition date. Supplemental pro forma revenue and earnings reflecting this acquisition as if it had occurred as of January 1, 2012, are not materially different from the information presented in our accompanying Consolidated Statements of Income and are, therefore, not presented.

Maysville - In December 2013, ONEOK Partners acquired the remaining 30 percent undivided interest in the Maysville, Oklahoma, natural gas processing facility for $90 million. Beginning December 1, 2013, the results of operations for its 100 percent interest are included in the Natural Gas Gathering and Processing segment.

D.FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	December 31, 2014
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Assets
Derivatives
Commodity contracts
Financial contracts	$42,880	$—	$354	$43,234	$(25,979)	$17,255
Physical contracts	—	—	9,922	9,922	—	9,922
Interest-rate contracts	—	2,288	—	2,288	—	2,288
Total derivative assets	42,880	2,288	10,276	55,444	(25,979)	29,465
Available-for-sale investment securities	1,773	—	—	1,773	—	1,773
Total assets	$44,653	$2,288	$10,276	$57,217	$(25,979)	$31,238

Liabilities
Derivatives
Commodity contracts
Financial contracts	$(169)	$—	$(968)	$(1,137)	$1,137	$—
Physical contracts	—	—	(23)	(23)	—	(23)
Interest-rate contracts	—	(44,843)	—	(44,843)	—	(44,843)
Total derivative liabilities	$(169)	$(44,843)	$(991)	$(46,003)	$1,137	$(44,866)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis.  We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and ONEOK Partners. At December 31, 2014, ONEOK Partners had $24.8 million of cash held from various counterparties and posted no cash collateral.
(b) - Included in other current assets, other assets or other current liabilities in our Consolidated Balance Sheets.

	December 31, 2013
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Assets
Derivatives
Commodity contracts
Financial contracts	$—	$3,657	$2,812	$6,469	$(1,746)	$4,723
Physical contracts	—	—	2,023	2,023	(946)	1,077
Interest-rate contracts	—	54,503	—	54,503	—	54,503
Total derivative assets	—	58,160	4,835	62,995	(2,692)	60,303
Available-for-sale investment securities	1,569	—	—	1,569	—	1,569
Total assets	$1,569	$58,160	$4,835	$64,564	$(2,692)	$61,872

Liabilities
Derivatives
Commodity contracts
Financial contracts	$—	$(2,953)	$(2,154)	$(5,107)	$1,746	$(3,361)
Physical contracts	—	—	(3,463)	(3,463)	946	(2,517)
Total derivative liabilities	$—	$(2,953)	$(5,617)	$(8,570)	$2,692	$(5,878)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and ONEOK Partners. At December 31, 2013, ONEOK Partners had no cash collateral held or posted.
(b) - Included in other current assets, other assets or other current liabilities in our Consolidated Balance Sheets.

The following tables set forth the reconciliation of our Level 3 fair value measurements for our continuing operations for the periods indicated:

	Years Ended December 31,
Derivative Assets (Liabilities)	2014	2013
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$(782)	$(2,423)
Total realized/unrealized gains (losses):
Included in earnings (a)	(927)	959
Included in other comprehensive income (loss)	7,260	682
Purchases, issuances and settlements	3,734	—
Net assets (liabilities) at end of period	$9,285	$(782)

Total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held as of the end of the period (a)	$31	$959
(a) - Reported in commodity sales revenues in our Consolidated Statements of Income.

During the years ended December 31, 2014 and 2013, there were no transfers between levels.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $7.5 billion and $8.2 billion at December 31, 2014 and 2013, respectively.  The book value of long-term debt, including current maturities, was $7.2 billion and $7.8 billion at December 31, 2014 and 2013, respectively.  The estimated fair value of the aggregate of ONEOK’s and ONEOK Partners’ long-term debt outstanding was determined using quoted market prices for similar issues with similar terms and maturities.  The estimated fair value of our consolidated long-term debt is classified as Level 2.

During 2014, ONEOK Partners recorded a noncash impairment to its equity investment in Bighorn Gas Gathering. The valuation of this investment required use of significant unobservable inputs. ONEOK Partners used an income approach to estimate the fair value of its investment. ONEOK Partners’ discounted cash flow analysis included the following inputs that are not readily available: a discount rate reflective of its cost of capital and estimated contract rates, volumes, operating and maintenance costs and capital expenditures. The estimated fair value of this investment is classified as Level 3. See Note P for additional information about ONEOK Partners’ investment in Bighorn Gas Gathering and the impairment charge.

E.	RISK MANAGEMENT AND HEDGING ACTIVITIES USING DERIVATIVES

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
Commodity price risk - ONEOK Partners is exposed to the risk of loss in cash flows and future earnings arising from adverse changes in the price of natural gas, NGLs and condensate. ONEOK Partners uses the following commodity derivative instruments to mitigate the near-term commodity price risk associated with a portion of the forecasted sales of these commodities:

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

We may also use other instruments including options or collars to mitigate commodity price risk. Options are contractual agreements that give the holder the right, but not the obligation, to buy or sell a fixed quantity of a commodity, at a fixed price, within a specified period of time. Options may either be standardized and exchange traded or customized and nonexchange traded. A collar is a combination of a purchased put option and a sold call option, which places a floor and a ceiling price for commodity sales being hedged.

The Natural Gas Gathering and Processing segment is exposed to commodity price risk as a result of receiving commodities in exchange for services associated with its POP contracts. ONEOK Partners is also exposed to basis risk between the various production and market locations where it receives and sells commodities. As part of ONEOK Partners’ hedging strategy, it uses the previously described commodity derivative financial instruments and physical-forward contracts to reduce the impact of price fluctuations related to natural gas, NGLs and condensate.

The Natural Gas Liquids segment is exposed to basis risk primarily as a result of the relative value of NGL purchases at one location and sales at another location. To a lesser extent, ONEOK Partners is exposed to commodity price risk resulting from the relative values of the various NGL products to each other, NGLs in storage and the relative value of NGLs to natural gas. ONEOK Partners utilizes physical-forward contracts to reduce the impact of price fluctuations related to NGLs. At December 31, 2014 and 2013, there were no financial derivative instruments with respect to ONEOK Partners’ natural gas liquids operations.

The Natural Gas Pipelines segment is exposed to commodity price risk because its intrastate and interstate natural gas pipelines retain natural gas from its customers for operations or as part of its fee for services provided. When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by its customers, ONEOK Partners’ pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose it to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in the Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, it uses physical-forward sales or purchases to reduce the impact of price fluctuations related to natural gas. At December 31, 2014 and 2013, there were no financial derivative instruments with respect to ONEOK Partners’ natural gas pipeline operations.

Interest-rate risk - We and ONEOK Partners manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At December 31, 2014 and 2013, ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $900 million and $400 million, respectively, that have been designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. At December 31, 2014, notional amounts totaling $400 million have settlement dates greater than 12 months.

Fair Values of Derivative Instruments - The following table sets forth the fair values of our derivative instruments for our continuing operations for the periods indicated:

	December 31, 2014		December 31, 2013
	Assets (a)	(Liabilities) (a)	Assets (a)	(Liabilities) (a)
	(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	$43,234	$(1,137)	$6,469	$(5,107)
Physical contracts	9,922	—	1,064	(3,463)
Interest-rate contracts	2,288	(44,843)	54,503	—
Total derivatives designated as hedging instruments	55,444	(45,980)	62,036	(8,570)
Derivatives not designated as hedging instruments
Commodity contracts
Physical contracts	—	(23)	959	—
Total derivatives not designated as hedging instruments	—	(23)	959	—
Total derivatives	$55,444	$(46,003)	$62,995	$(8,570)
(a) - Included on a net basis in other current assets, other assets or other current liabilities on our Consolidated Balance Sheets.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for our continuing operations for the periods indicated:

		December 31, 2014		December 31, 2013
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
-Natural gas (Bcf)	Futures and swaps	—	(41.2)	—	(48.1)
-Crude oil and NGLs (MMBbl)	Futures, forwards and swaps	—	(0.5)	—	(4.0)
Basis
-Natural gas (Bcf)	Futures and swaps	—	(41.2)	—	(48.1)
Interest-rate contracts (Millions of dollars)	Forward-starting swaps	$900.0	$—	$400.0	$—

These notional amounts are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and consequently do not reflect our actual exposure to market or credit risk.

Cash Flow Hedges - ONEOK Partners uses derivative instruments to hedge the cash flows associated with anticipated purchases and sales of natural gas, NGLs and condensate and cost of fuel used in the transportation of natural gas.  Accumulated other comprehensive income (loss) at December 31, 2014, includes gains of approximately $12.8 million, net of tax, related to these hedges that will be recognized within the next 12 months as the forecasted transactions affect earnings and if commodity prices remain at current levels.  The amount deferred in accumulated other comprehensive income (loss) attributable to our settled interest-rate swaps is a loss of $38.4 million, net of tax, which will be recognized over the life of the long-term, fixed-rate debt. We expect that losses of $4.7 million, net of tax, will be reclassified into earnings during the next 12 months as the hedged items affect earnings. The remaining amounts in accumulated other comprehensive income (loss) are attributable primarily to ONEOK Partners’ forward-starting interest-rate swaps, which will be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of ONEOK Partners debt.

For the year ended December 31, 2013, income from discontinued operations in our Consolidated Statement of Income related to our former energy services business included $10.1 million reflecting an adjustment to natural gas inventory at the lower of cost or market value. We reclassified $8.0 million of deferred gains, before income taxes, on associated cash flow hedges from accumulated other comprehensive income (loss) into earnings.

For the year ended December 31, 2012, income from discontinued operations in our Consolidated Statement of Income included losses of $29.9 million related to certain financial contracts that were used to hedge forecasted purchases of natural gas.  As a result of the continued decline in natural gas prices, the combination of the cost basis of the forecasted purchases of inventory and the financial contracts exceeded the amount expected to be recovered through sales of that inventory after considering related sales hedges, which required reclassification of the loss from accumulated other comprehensive loss to current period earnings.

The following table sets forth the unrealized effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Years Ended December 31,
	2014	2013	2012
	(Thousands of dollars)
Continuing Operations
Commodity contracts	$32,354	$(14,475)	$46,804
Interest-rate contracts	(96,993)	46,616	(29,471)
Total gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion) for continuing operations	(64,639)	32,141	17,333
Discontinued Operations
Total gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion) for discontinued operations - commodity contracts	(3,697)	(958)	16,094
Total gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion)	$(68,336)	$31,183	$33,427

The following tables set forth the effect of cash flow hedges on our Consolidated Statements of Income for the periods indicated:

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships		Years Ended December 31,
		2014	2013	2012
		(Thousands of dollars)
Continuing Operations
Commodity contracts	Commodity sales revenues	$(21,052)	$1,689	$61,526
Interest-rate contracts	Interest expense	(21,966)	(14,560)	(7,155)
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income from continuing operations on derivatives (effective portion)		(43,018)	(12,871)	54,371
Discontinued Operations
Commodity contracts	Income (loss) from discontinued operations - Commodity sales revenues	(12,803)	17,360	79,336
Commodity contracts	Income (loss) from discontinued operations - Cost of sales and fuel	—	(14,320)	(73,881)
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income from discontinued operations on derivatives (effective portion)		(12,803)	3,040	5,455
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income on derivatives (effective portion)		$(55,821)	$(9,831)	$59,826

Ineffectiveness related to our former energy services business’ and ONEOK Partners’ cash flow hedges was not material for the years ended December 31, 2014, 2013 and 2012.  In the event that it becomes probable that a forecasted transaction will not occur, we will discontinue cash flow hedge treatment, which will affect earnings.  For the year ended December 31, 2014, we reclassified losses of $4.6 million, net of taxes of $3.1 million, to interest expense from accumulated other comprehensive income (loss) due to the discontinuance of cash flow hedge treatment from the de-designation of interest-rate swaps related to the early retirement of long-term debt. See Note I for additional information. For the years ended December 31, 2013 and 2012, there were no gains or losses due to the discontinuance of cash flow hedge treatment in our continuing operations as a result of the underlying transactions being no longer probable.

Fair Value Hedges - In prior years, we terminated various interest-rate swap agreements that had been designated as fair value hedges. The net savings from the termination of these swaps is being recognized in interest expense over the terms of the debt instruments originally hedged.  Interest expense savings from the amortization of terminated swaps were $1.7 million for each of the years ended December 31, 2014, 2013 and 2012.

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

Some of ONEOK Partners’ financial derivative instruments contain provisions that require it to maintain an investment-grade credit rating from S&P and/or Moody’s.  If ONEOK Partners’ credit ratings on senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk that were in a net liability position as of December 31, 2014.

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

At December 31, 2014, the net credit exposure from our derivative assets is primarily with investment-grade companies in the financial services sector.

F.	PROPERTY, PLANT AND EQUIPMENT

The following table sets forth our property, plant and equipment for our continuing operations by property type, for the periods indicated:

	Estimated Useful Lives (Years)	December 31, 2014	December 31, 2013
		(Thousands of dollars)
Nonregulated
Gathering pipelines and related equipment	5 to 40	$2,449,343	$2,173,271
Processing and fractionation and related equipment	3 to 40	2,880,572	2,295,983
Storage and related equipment	5 to 54	478,276	362,704
Transmission pipelines and related equipment	5 to 54	518,585	302,718
General plant and other	2 to 60	364,976	314,919
Construction work in process	—	1,236,138	1,085,185
Regulated
Storage and related equipment	5 to 54	115,799	135,922
Natural gas transmission pipelines and related equipment	5 to 77	1,478,035	1,420,517
Natural gas liquids transmission pipelines and related equipment	5 to 80	3,822,799	2,049,461
General plant and other	2 to 53	63,424	53,315
Construction work in process	—	194,700	776,261
Property, plant and equipment		13,602,647	10,970,256
Accumulated depreciation and amortization - nonregulated		(1,221,387)	(1,090,268)
Accumulated depreciation and amortization - regulated		(718,823)	(648,034)
Net property, plant and equipment		$11,662,437	$9,231,954

The average depreciation rates for our regulated property are set forth, by segment, in the following table for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
Natural Gas Liquids	2.0%	2.0%	1.9%
Natural Gas Pipelines	2.1%	2.2%	2.2%

We and ONEOK Partners incurred liabilities for construction work in process that had not been paid at December 31, 2014, 2013 and 2012, of $187.2 million, $237.2 million and $220.2 million, respectively. Such amounts are not included in capital expenditures (less allowance for equity funds used during construction) on the Consolidated Statements of Cash Flows.

G.	GOODWILL AND INTANGIBLE ASSETS

Goodwill - The following table sets forth our goodwill by segment for the periods indicated:

	December 31, 2014	December 31, 2013
	(Thousands of dollars)
Natural Gas Gathering and Processing	$122,291	$122,291
Natural Gas Liquids	268,544	268,544
Natural Gas Pipelines	134,700	134,700
Total goodwill	$525,535	$525,535

In September 2013 ONEOK Partners completed the Sage Creek acquisition, which included goodwill of $20 million and $72 million for the Natural Gas Gathering and Processing segment and Natural Gas Liquids segment, respectively. For additional information related to the acquisition, see Note C.

Intangible Assets - The following table sets forth the gross carrying amount and accumulated amortization of intangible assets for our continuing operations for the periods indicated:

	December 31,	December 31,
	2014	2013
	(Thousands of dollars)
Gross intangible assets	$567,215	$565,215
Accumulated amortization	(78,010)	(66,188)
Net intangible assets	$489,205	$499,027

At December 31, 2014 and 2013, ONEOK Partners has $333.6 million and $343.5 million, respectively, of intangible assets related primarily to contracts acquired through acquisitions in the Natural Gas Gathering and Processing and Natural Gas Liquids segments, which are being amortized over a period of 20 to 40 years.  The remaining intangible asset balance has an indefinite life.  Amortization expense for intangible assets for 2014, 2013 and 2012 was $11.8 million, $8.7 million and $7.7 million, respectively, and the aggregate amortization expense for each of the next five years is estimated to be approximately $11.8 million.

H.	CREDIT FACILITIES AND SHORT-TERM NOTES PAYABLE

ONEOK Credit Agreement - The ONEOK Credit Agreement was amended, effective upon the separation of our natural gas distribution business on January 31, 2014, and will expire in January 2019. This amendment reduced the size of our revolving credit facility to $300 million from $1.2 billion and contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to Consolidated EBITDA (EBITDA, as defined in our ONEOK Credit Agreement) of no more than 4.0 to 1. Upon breach of certain covenants by us in our ONEOK Credit Agreement, amounts outstanding under our ONEOK Credit Agreement, if any, may become due and payable immediately. At December 31, 2014, ONEOK’s ratio of indebtedness to Consolidated EBITDA was 2.3 to 1, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement. As a result of a reduction in the borrowing capacity of the ONEOK Credit Agreement, we wrote off approximately $2.9 million in interest expense of previously deferred credit agreement issuance costs in the first quarter 2014.

This ONEOK Credit Agreement includes a $50 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swingline loans.  Under the terms of the ONEOK Credit Agreement, ONEOK may request an increase in the size of the facility to an aggregate of $500 million from $300 million by either commitments from new lenders or increased commitments from existing lenders.  The ONEOK Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit rating. Based on our current credit rating, borrowings, if any, will accrue interest at LIBOR plus 125 basis points, and the annual facility fee is 25 basis points.

At December 31, 2014, ONEOK had $1.9 million letters of credit issued. In February 2014, we repaid all commercial paper outstanding, which totaled approximately $600.5 million, and terminated the program.

ONEOK had no short-term debt outstanding at December 31, 2014.

ONEOK Partners Credit Agreement - The ONEOK Partners Credit Agreement is available for general partnership purposes, including repayment of ONEOK Partners’ commercial paper notes, if necessary. Amounts outstanding under ONEOK Partners’ commercial paper program reduce the borrowing capacity under the ONEOK Partners Credit Agreement. At December 31, 2014, ONEOK Partners had $1.1 billion of commercial paper outstanding, $14.0 million letters of credit issued and no borrowings under the ONEOK Partners Credit Agreement.

The ONEOK Partners Credit Agreement, which was amended and restated effective on January 31, 2014, and expires in January 2019, is a $1.7 billion revolving credit facility and includes a $100 million sublimit for the issuance of standby letters of credit, a $150 million swingline sublimit and an option to request an increase in the size of the facility to an aggregate of $2.4 billion from $1.7 billion by either commitments from new lenders or increased commitments from existing lenders. The ONEOK Partners Credit Agreement is available for general partnership purposes. During the second quarter 2014, ONEOK Partners increased the size of its commercial paper program to $1.7 billion from $1.2 billion. In addition, in February 2015, ONEOK Partners notified its lenders of its intent to exercise its option to increase the capacity of the facility to an aggregate of $2.4 billion by increased commitments from existing lenders and/or commitments from one or more new lenders, which is pending lenders’ approval. Amounts outstanding under ONEOK Partners’ commercial paper program reduce the borrowing capacity under the ONEOK Partners Credit Agreement.

The ONEOK Partners Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in ONEOK Partners’ credit rating. Under the terms of the ONEOK Partners Credit Agreement, based on our current credit rating, borrowings, if any, will accrue at LIBOR plus 117.5 basis points, and the annual facility fee is 20 basis points. The ONEOK Partners Credit Agreement is guaranteed fully and unconditionally by ONEOK Partners’ wholly owned subsidiary, the Intermediate Partnership. Borrowings under ONEOK Partners Credit Agreement are nonrecourse to ONEOK.

The ONEOK Partners Credit Agreement contains certain financial, operational and legal covenants that remained substantially the same with the amendment. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in ONEOK Partners Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1. If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter of the acquisition and the two following quarters. As a result of the West Texas LPG acquisition ONEOK Partners completed in the fourth quarter 2014, the allowable ratio of indebtedness to adjusted EBITDA increased to 5.5 to 1 through the second quarter 2015. If ONEOK Partners were to breach certain covenants in the ONEOK Partners Credit Agreement, amounts outstanding, if any, may become due and payable immediately. At December 31, 2014, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 3.7 to 1, and ONEOK Partners was in compliance with all covenants under the ONEOK Partners Credit Agreement.

Neither ONEOK nor ONEOK Partners guarantees the debt or other similar commitments of unaffiliated parties. ONEOK does not guarantee the debt, commercial paper or other similar commitments of ONEOK Partners, and ONEOK Partners does not guarantee the debt, commercial paper or other similar commitments of ONEOK.

ONE Gas Credit Agreement - In December 2013, ONE Gas, while it was a wholly owned subsidiary of ONEOK, entered into the ONE Gas Credit Agreement, which became effective upon the separation of the natural gas distribution business on January 31, 2014.

Upon completion of the separation on January 31, 2014, ONEOK’s obligations related to the ONE Gas Credit Agreement terminated.

I.	LONG-TERM DEBT

All notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness.  The following table sets forth our long-term debt for the periods indicated:

	December 31,	December 31,
	2014	2013
	(Thousands of dollars)
ONEOK
$400,000 at 5.2% due 2015	$—	$400,000
$700,000 at 4.25% due 2022	547,397	700,000
$100,000 at 6.5% due 2028	87,619	87,649
$100,000 at 6.875% due 2028	100,000	100,000
$400,000 at 6.0% due 2035	400,000	400,000
Total ONEOK senior notes payable	1,135,016	1,687,649
ONEOK Partners
$650,000 at 3.25% due 2016	650,000	650,000
$450,000 at 6.15% due 2016	450,000	450,000
$400,000 at 2.0% due 2017	400,000	400,000
$425,000 at 3.2% due 2018	425,000	425,000
$500,000 at 8.625% due 2019	500,000	500,000
$900,000 at 3.375 % due 2022	900,000	900,000
$425,000 at 5.0 % due 2023	425,000	425,000
$600,000 at 6.65% due 2036	600,000	600,000
$600,000 at 6.85% due 2037	600,000	600,000
$650,000 at 6.125% due 2041	650,000	650,000
$400,000 at 6.2% due 2043	400,000	400,000
Guardian Pipeline
Average 7.88%, due 2022	59,557	67,208
Total ONEOK Partners senior notes payable	6,059,557	6,067,208
Total long-term notes payable	7,194,573	7,754,857
Unamortized portion of terminated swaps	23,622	25,340
Unamortized debt discount	(14,616)	(15,890)
Current maturities	(10,650)	(10,650)
Long-term debt	$7,192,929	$7,753,657

The aggregate maturities of long-term debt outstanding for the years 2015 through 2019 are shown below:

	ONEOK	ONEOK Partners	Guardian Pipeline	Total
	(Millions of dollars)
2015	$3.0	$—	$7.7	$10.7
2016	$3.0	$1,100.0	$7.7	$1,110.7
2017	$3.0	$400.0	$7.7	$410.7
2018	$3.0	$425.0	$7.7	$435.7
2019	$3.0	$500.0	$7.7	$510.7

Additionally, our senior notes due 2028 (6.5 percent) are callable at par at our option from now until maturity.

ONE Gas Debt Issuance - In January 2014, ONE Gas, which at the time was our wholly owned subsidiary, completed a private placement of three series of senior notes aggregating $1.2 billion, consisting of $300 million of five-year senior notes at 2.07 percent; $300 million of 10-year senior notes at 3.61 percent; and $600 million of 30-year senior notes at 4.658 percent. ONE Gas received approximately $1.19 billion from the offering, net of issuance costs. Our obligations related to the ONE Gas Senior Notes terminated in connection with the completion of the separation of ONE Gas.

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

ONEOK Debt Covenants - The indentures governing ONEOK’s senior notes due 2028 (6.5 percent and 6.875 percent) include an event of default upon acceleration of other indebtedness of $15 million or more, and the indentures governing the senior notes due 2022 and 2035 include an event of default upon the acceleration of other indebtedness of $100 million or more.  Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding senior notes due 2022, 2028 and 2035 to declare those senior notes immediately due and payable in full.

ONEOK may redeem the senior notes due 2028 (6.875 percent) and 2035, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium. ONEOK may redeem the senior notes due 2028 (6.5 percent), in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest.  ONEOK may redeem the remaining balance of its 4.25 percent senior notes due 2022 at a redemption price equal to the principal amount, plus accrued and unpaid interest, starting three months before the maturity date.  Prior to this date, ONEOK may redeem these senior notes on the same basis as its other senior notes due 2028 (6.875 percent) and 2035.  The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date.  ONEOK’s senior notes due 2022, 2028 and 2035 are senior unsecured obligations, ranking equally in right of payment with all of ONEOK’s existing and future unsecured senior indebtedness.

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

ONEOK Partners repaid its $350 million, 5.9 percent senior notes at maturity in April 2012 with a portion of the proceeds from its March 2012 equity offering.

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

ONEOK Partners may redeem its senior notes due 2017 and its senior notes due 2022 at par starting one month and three months, respectively, before their maturity dates. ONEOK Partners may redeem its senior notes due 2016 (3.25 percent) and 2041 at a redemption price equal to the principal amount, plus accrued and unpaid interest, starting one month and six months, respectively, before their maturity dates. Prior to these dates, ONEOK Partners may redeem these senior notes, in whole or in part, at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium. ONEOK Partners may redeem its senior notes due 2018, 2023, and 2043 at par, plus accrued and unpaid interest to the redemption date, starting one month, three months, and six months, respectively, before their maturity dates. Prior to these dates, ONEOK Partners may redeem these notes, in whole or in part, at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium. The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date.

ONEOK Partners’ senior notes are senior unsecured obligations, ranking equally in right of payment with all of ONEOK Partners’ existing and future unsecured senior indebtedness, and are structurally subordinate to any of the existing and future debt and other liabilities of any nonguarantor subsidiaries.  ONEOK Partners’ senior notes are nonrecourse to ONEOK.

ONEOK Partners’ Debt Guarantee - ONEOK Partners’ senior notes are guaranteed fully and unconditionally on a senior unsecured basis by the Intermediate Partnership. The Intermediate Partnership’s guarantee is full and unconditional, subject to certain customary automatic release provisions. The guarantee ranks equally in right of payment to all of the Intermediate Partnership’s existing and future unsecured senior indebtedness. ONEOK Partners, L.P. has no significant assets or operations other than its investment in the Intermediate Partnership, which is also consolidated. At December 31, 2014, the Intermediate Partnership held the equity of ONEOK Partners’ subsidiaries, as well as a 50 percent interest in Northern Border Pipeline. ONEOK Partners’ long-term debt is nonrecourse to ONEOK.

Guardian Pipeline Senior Notes - These senior notes were issued under a master shelf agreement dated November 8, 2001, with certain financial institutions. Principal payments are due quarterly through 2022. These senior notes contain financial covenants that require the maintenance of certain ratios defined in the master shelf agreement based on Guardian Pipeline’s financial position and results of operations. Upon any breach of these covenants, all amounts outstanding under the master shelf agreement may become due and payable immediately. At December 31, 2014, Guardian Pipeline was in compliance with its financial covenants.

Other - We amortize premiums, discounts and expenses incurred in connection with the issuance of long-term debt consistent with the terms of the respective debt instrument.

J.	EQUITY

Series A and B Convertible Preferred Stock - There are no shares of Series A or Series B Preferred Stock currently issued or outstanding.

Common Stock - At December 31, 2014, we had approximately 363.0 million shares of authorized and unreserved common stock available for issuance.

Dividends - Dividends paid totaled $443.8 million, $304.7 million and $262.0 million for 2014, 2013 and 2012, respectively. The following table sets forth the quarterly dividends per share declared and paid on our common stock for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
First Quarter	$0.40	$0.36	$0.305
Second Quarter	$0.56	$0.36	$0.305
Third Quarter	$0.575	$0.38	$0.33
Fourth Quarter	$0.59	$0.38	$0.33
Total	$2.125	$1.48	$1.27

Additionally, a quarterly dividend of $0.605 per share was declared in January 2015, payable in the first quarter 2015.

Stock Repurchase Program - We executed a $150 million repurchase of approximately 3.4 million shares in September 2012 and did not repurchase any shares of our common stock in 2013 under a stock repurchase program that expired on December 31, 2013.

See Note Q for a discussion of ONEOK Partners’ issuance of common units and distributions to noncontrolling interests.

K.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the balance in accumulated other comprehensive income (loss) for the periods indicated:

	Unrealized Gains (Losses) on Energy Marketing and Risk-Management Assets/Liabilities (a)	Unrealized Holding Gains (Losses) on Investment Securities (a)	Pension and Postretirement Benefit Plan Obligations (a) (b)	Accumulated Other Comprehensive Income (Loss) (a)
	(Thousands of dollars)
January 1, 2013	$(55,030)	$1,034	$(162,802)	$(216,798)
Other comprehensive income (loss) before reclassifications	8,842	(177)	37,144	45,809
Amounts reclassified from accumulated other comprehensive income (loss)	3,020	—	45,982	49,002
Other comprehensive income (loss) attributable to ONEOK	11,862	(177)	83,126	94,811
December 31, 2013	(43,168)	857	(79,676)	(121,987)
Other comprehensive income (loss) before reclassifications	(16,225)	98	(33,987)	(50,114)
Amounts reclassified from accumulated other comprehensive income (loss)	22,044	—	10,315	32,359
Other comprehensive income (loss) attributable to ONEOK	5,819	98	(23,672)	(17,755)
Transfer to ONE Gas	—	—	3,389	3,389
December 31, 2014	$(37,349)	$955	$(99,959)	$(136,353)
(a) All amounts are presented net of tax.
(b) Includes amounts related to supplemental executive retirement plan.

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) on our Consolidated Statements of Income for the periods indicated:

Details about Accumulated Other Comprehensive Income (Loss) Components	Years Ended December 31,		Affected Line Item in the Consolidated Statements of Income
	2014	2013
	(Thousands of dollars)
Unrealized (gains) losses on energy marketing and risk-management assets/liabilities
Commodity contracts	$21,052	$(1,689)	Commodity sales revenues
Interest-rate contracts	21,966	14,560	Interest expense
	43,018	12,871	Income before income taxes
	(8,977)	(3,081)	Income tax expense
	34,041	9,790	Income from continuing operations
	7,682	(1,864)	Income (loss) from discontinued operations
	41,723	7,926	Net income
Noncontrolling interest	19,679	4,906	Less: Net income attributable to noncontrolling interest
	$22,044	$3,020	Net income attributable to ONEOK

Pension and postretirement benefit plan obligations (a)
Amortization of net loss	$15,914	$21,407
Amortization of unrecognized prior service cost	(1,469)	(1,560)
Amortization of unrecognized net asset at adoption	—	49
	14,445	19,896	Income before income taxes
	(5,778)	(7,958)	Income tax expense
	8,667	11,938	Income from continuing operations
	1,648	34,044	Income from discontinued operations
	$10,315	$45,982	Net income attributable to ONEOK

Total reclassifications for the period attributable to ONEOK	$32,359	$49,002	Net income attributable to ONEOK
(a) These components of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost. See Note N for additional detail of our net periodic benefit cost.

L.	EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Year Ended December 31, 2014
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$319,714	209,391	$1.53
Diluted EPS from continuing operations
Effect of options and other dilutive securities	—	1,036
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$319,714	210,427	$1.52

	Year Ended December 31, 2013
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$278,662	206,044	$1.35
Diluted EPS from continuing operations
Effect of options and other dilutive securities	—	3,651
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$278,662	209,695	$1.33

	Year Ended December 31, 2012
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$294,837	206,140	$1.43
Diluted EPS from continuing operations
Effect of options and other dilutive securities	—	4,570
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$294,837	210,710	$1.40

There were no option shares excluded from the calculation of diluted earnings per share for 2014, 2013 and 2012.

M.	SHARE-BASED PAYMENTS

The ONEOK, Inc. Equity Compensation Plan (ECP) and the ONEOK, Inc. Long-Term Incentive Plan (LTIP) provide for the granting of stock-based compensation, including incentive stock options, nonstatutory stock options, stock bonus awards, restricted stock awards, restricted stock-unit awards, performance stock awards and performance-unit awards to eligible employees and the granting of stock awards to nonemployee directors. We have reserved 10.0 million and 15.6 million shares of common stock for issuance under the ECP and LTIP, respectively. At December 31, 2014, we had approximately 2.8 million and 1.0 million shares available for issuance under the ECP and LTIP, respectively, which reflect shares issued and estimated shares expected to be issued upon vesting of outstanding awards granted under these plans, less forfeitures.  These plans allow for the deferral of awards granted in stock or cash, in accordance with Internal Revenue Code section 409A requirements.

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

Performance-Unit Awards - We have granted performance-unit awards to key employees.  The shares of our common stock underlying the performance units vest at the expiration of a period determined by the Executive Compensation Committee if certain performance criteria are met by the company.  Outstanding performance units vest at the expiration of a three-year period. Upon vesting, a holder of outstanding performance units is entitled to receive a number of shares of our common stock equal to a percentage (0 percent to 200 percent) of the performance units granted, based on our total shareholder return over the vesting period, compared with the total shareholder return of a peer group of other energy companies over the same period. Compensation expense is recognized on a straight-line basis over the period of the award.

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

Options - No stock options have been granted since 2003. Stock option activity was not material in 2013 and 2012. All previously issued stock options expired or were exercised as of February 2013.

Stock Compensation Plan for Non-Employee Directors

The ONEOK, Inc. Stock Compensation Plan for Non-Employee Directors (the DSCP) provides for the granting of stock options, stock bonus awards, including performance-unit awards, restricted stock awards and restricted stock unit awards. Under the DSCP, these awards may be granted by the Executive Compensation Committee at any time, until grants have been made for all shares authorized under the DSCP.  We have reserved a total of 1.4 million shares of common stock for issuance under the DSCP, and at December 31, 2014, we had approximately 1.0 million shares available for issuance under the plan. The maximum number of shares of common stock that can be issued to a participant under the DSCP during any year is 40,000. No performance unit awards or restricted stock awards have been made to nonemployee directors under the DSCP.

General

For all awards outstanding, we used a 3 percent forfeiture rate based on historical forfeitures under our share-based payment plans. We primarily use treasury stock to satisfy our share-based payment obligations.

Compensation cost expensed for our share-based payment plans described above was $21.3 million, $34.0 million and $26.9 million during 2014, 2013 and 2012, respectively, which is net of tax benefits of $4.9 million, $12.2 million and $9.8 million, respectively. Compensation cost expensed included in income from continuing operations for each respective year was $18.6 million, $21.1 million, and $15.1 million, net of tax benefits. Capitalized share-based compensation cost was not material for 2014, 2013 and 2012.

Cash received from the exercise of awards under all share-based payment arrangements was not material for 2014, 2013 and 2012.  The tax benefit realized for the anticipated tax deductions of the exercise of share-based payment arrangements was not material for 2014, 2013 and 2012.

Impact of ONE Gas Separation on Stock Compensation Plans

In connection with the separation of our former natural gas distribution business on January 31, 2014, ONEOK entered into an Employee Matters Agreement with ONE Gas, which provides that employees of ONE Gas no longer participate in stock compensation plans sponsored or maintained by ONEOK. Pursuant to the Employee Matters Agreement, we made certain adjustments to the number of our share-based compensation awards, with the intention of preserving the intrinsic value of each award immediately prior to the separation. Unless otherwise indicated, information presented below is on a pre-separation basis and reflects employees and costs of both continuing and discontinued operations.

Restricted Stock Unit Activity

As of December 31, 2014, we had $7.9 million of total unrecognized compensation cost related to our nonvested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 1.8 years.  The following tables set forth activity and various statistics for our restricted stock unit awards:

	Number of Shares	Weighted Average Price
Nonvested December 31, 2013	776,596	$35.27
Granted	145,342	$58.23
Released to participants	(366,302)	$29.07
Forfeited	(28,822)	$43.96
Awards surrendered as a result of the separation	(124,263)	$42.90
Awards granted in conversion as a result of the separation	45,381	$—
Nonvested December 31, 2014	447,932	$41.54

	2014	2013	2012
Weighted-average grant date fair value (per share)	$58.23	$47.46	$36.65
Fair value of shares granted (thousands of dollars)	$8,463	$7,940	$11,030

Restricted stock units held by an employee who separated from ONEOK and became an employee of ONE Gas were surrendered as a result of the separation. The number of restricted stock units held by employees who remained with ONEOK following the separation was adjusted by issuing additional units to preserve the intrinsic value of the units immediately prior to the separation.

Performance-Unit Activity

As of December 31, 2014, we had $13.6 million of total unrecognized compensation cost related to the nonvested performance-unit awards, which is expected to be recognized over a weighted-average period of 1.7 years.  The following tables set forth activity and various statistics related to the performance-unit awards and the assumptions used in the valuations of the 2014, 2013 and 2012 grants at the grant date:

	Number of Units	Weighted Average Price
Nonvested December 31, 2013	1,652,145	$41.10
Granted	186,436	$64.75
Released to participants	(743,897)	$34.68
Forfeited	(53,927)	$48.99
Awards surrendered as a result of the separation	(265,750)	$47.62
Awards granted in conversion as a result of the separation	97,723	$—
Nonvested December 31, 2014	872,730	$44.55

	2014	2013	2012
Volatility (a)	25.48%	22.27%	27.00%
Dividend Yield	2.63%	3.04%	2.86%
Risk-free Interest Rate	0.69%	0.42%	0.38%
(a) - Volatility was based on historical volatility over three years using daily stock price observations.

	2014	2013	2012
Weighted-average grant date fair value (per share)	$64.75	$52.34	$42.39
Fair value of shares granted (thousands of dollars)	$12,071	$19,742	$25,466

Performance-unit awards held by employees who separated from ONEOK and became employees of ONE Gas were surrendered as a result of the separation. The number of performance unit awards held by employees who remained with ONEOK following the separation was adjusted by issuing additional units to preserve the intrinsic value of the performance units immediately prior to the separation.

Employee Stock Purchase Plan

We have reserved a total of 11.6 million shares of common stock for issuance under our ONEOK, Inc. Employee Stock Purchase Plan (the ESPP).  Subject to certain exclusions, all full-time employees are eligible to participate in the ESPP. Employees can choose to have up to 10 percent of their annual base pay withheld to purchase our common stock, subject to terms and limitations of the plan.  The Executive Compensation Committee may allow contributions to be made by other means, provided that in no event will contributions from all means exceed 10 percent of the employee’s annual base pay.  The purchase price of the stock is 85 percent of the lower of its grant date or exercise date market price.  Approximately 67 percent, 52 percent and 55 percent of employees participated in the plan in 2014, 2013 and 2012, respectively. Compensation expense for continuing operations for the ESPP was not material in 2014, 2013 and 2012. Under the plan, we sold 110,592 shares at $43.85 in 2014, 254,960 shares at $35.97 per share in 2013 and 256,490 shares at $35.97 per share in 2012.

For those employees who separated from ONEOK and became employees of ONE Gas, their enrollment in the plan was terminated upon the separation. Employees who separated from ONEOK and became employees of ONE Gas received shares of ONEOK common stock at the end of the offering period based upon the contributions made while employed at ONEOK.

There was no impact to enrollment for those employees who remained at ONEOK. The grant date market price for ONEOK stock was adjusted to reflect the impact of the distribution of ONE Gas shares.

Employee Stock Award Program

Under our Employee Stock Award Program, we issued, for no monetary consideration, to all eligible employees one share of our common stock when the per-share closing price of our common stock on the NYSE was for the first time at or above $13 per share.  The total number of shares of our common stock available for issuance under this program was 900,000.  Shares issued to employees under this program during 2014, 2013 and 2012 totaled 49,864, 63,975 and 42,467 respectively, and compensation expense related to the Employee Stock Award Plan was $2.1 million, $3.6 million and $1.9 million in 2014, 2013 and 2012, respectively.

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

Deferred shares associated with vested restricted stock unit awards or performance unit awards held by directors or employees were treated in the same manner as regular shareholders in connection with the ONE Gas separation, by crediting one deferred share of ONE Gas common stock for every four deferred shares of ONEOK common stock.

N.	EMPLOYEE BENEFIT PLANS

Retirement and Postretirement Benefit Plans

Retirement Plans - We have a defined benefit pension plan covering employees hired before January 1, 2005. Employees hired after December 31, 2004, and employees who accepted a one-time opportunity to opt out of our pension plan are covered by our Profit-Sharing Plan. In addition, we have a supplemental executive retirement plan for the benefit of certain officers. No new participants in our supplemental executive retirement plan have been approved since 2005, and effective January 2014 the plan formally was closed to new participants. We fund our pension costs at a level needed to maintain or exceed the minimum funding levels required by the Employee Retirement Income Security Act of 1974, as amended, and the Pension Protection Act of 2006.

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

Obligations and Funded Status - The following tables set forth our pension and postretirement benefit plans benefit obligations and fair value of plan assets for our continuing operations for the periods indicated:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2014	2013	2014	2013
Change in Benefit Obligation	(Thousands of dollars)
Benefit obligation, beginning of period	$361,578	$383,979	$50,232	$56,843
Service cost	7,238	6,127	710	458
Interest cost	18,324	15,626	2,433	1,164
Plan participants’ contributions	—	—	1,537	730
Actuarial loss (gain)	42,891	(32,120)	6,822	(5,833)
Benefits paid	(12,101)	(12,034)	(4,815)	(3,130)
Other adjustments	(3,749)	—	(256)	—
Benefit obligation, end of period	414,181	361,578	56,663	50,232

Change in Plan Assets
Fair value of plan assets, beginning of period	274,936	243,525	28,626	24,147
Actual return on plan assets	17,619	43,445	1,765	4,481
Employer contributions	—	—	2,000	147
Plan participants’ contributions	—	—	1,233	—
Benefits paid	(12,101)	(12,034)	(3,968)	(149)
Other adjustments	(2,886)	—	(227)	—
Fair value of assets, end of period	277,568	274,936	29,429	28,626
Balance at December 31	$(136,613)	$(86,642)	$(27,234)	$(21,606)

Current liabilities	$(4,634)	$(4,645)	$—	$—
Noncurrent liabilities	(131,979)	(81,997)	(27,234)	(21,606)
Balance at December 31	$(136,613)	$(86,642)	$(27,234)	$(21,606)

The table above includes the supplemental executive retirement plan obligation. ONEOK has investments included in Other assets on the Consolidated Balance Sheets, which totaled $82.4 million and $77.3 million at December 31, 2014 and 2013, respectively, for the purpose of funding the obligation. These assets are excluded from the table above as those are not assets of the supplemental executive retirement plan.

In connection with the separation of the natural gas distribution business, ONEOK entered into an Employee Matters Agreement with ONE Gas, which provides that employees of ONE Gas no longer participate in benefit plans sponsored or maintained by ONEOK as of January 1, 2014. The ONEOK defined benefit pension plans and postretirement benefit plans transferred an allocable portion of assets and obligations related to those employees transferring as employees to ONE Gas to newly established trusts for the ONE Gas plans. This resulted in a decrease in ONEOK’s sponsored qualified and nonqualified pension and postretirement plan obligations of approximately $1.1 billion and a decrease in ONEOK’s sponsored pension and postretirement plan assets of approximately $1.0 billion. Additionally, as a result of the transfer of unrecognized losses to ONE Gas, ONEOK’s deferred income taxes and regulatory assets decreased approximately $86.0 million and $331.1 million, respectively. The accumulated benefit obligation for our pension plans for our continuing operations was $393.3 million and $343.2 million at December 31, 2014 and 2013, respectively.

There are no plan assets expected to be withdrawn and returned to us in 2015.

Components of Net Periodic Benefit Cost - The following tables set forth the components of net periodic benefit cost for our pension and postretirement benefit plans for our continuing operations for the periods indicated:

	Pension Benefits
	Years Ended December 31,
	2014	2013	2012
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$7,238	$6,127	$5,633
Interest cost	18,324	15,626	17,205
Expected return on assets	(19,526)	(19,874)	(20,595)
Amortization of prior service cost	193	239	252
Amortization of net loss	15,078	19,016	14,403
Net periodic benefit cost	$21,307	$21,134	$16,898

	Postretirement Benefits
	Years Ended December 31,
	2014	2013	2012
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$710	$458	$414
Interest cost	2,433	1,164	1,158
Expected return on assets	(2,163)	(1,218)	(891)
Amortization of unrecognized net asset at adoption	—	49	169
Amortization of prior service cost	(1,662)	(1,799)	(2,493)
Amortization of net loss	836	2,391	2,975
Net periodic benefit cost	$154	$1,045	$1,332

Other Comprehensive Income (Loss) - The following tables set forth the amounts recognized in other comprehensive income (loss) related to our pension benefits and postretirement benefits for our continuing operations for the periods indicated:

	Pension Benefits
	Years Ended December 31,
	2014	2013	2012
	(Thousands of dollars)
Net gain (loss) arising during the period	$(49,293)	$51,874	$(29,625)
Amortization of prior service credit	193	239	252
Amortization of net loss	15,078	19,016	14,403
Deferred income taxes	13,609	(28,452)	5,988
Total recognized in other comprehensive income (loss)	$(20,413)	$42,677	$(8,982)

	Postretirement Benefits
	Years Ended December 31,
	2014	2013	2012
	(Thousands of dollars)
Net gain (loss) arising during the period	$(7,220)	$9,096	$(2,423)
Amortization of transition obligation	—	49	169
Amortization of prior service cost	(1,662)	(1,799)	(2,493)
Amortization of net loss	836	2,391	2,975
Deferred income taxes	3,218	(3,895)	709
Total recognized in other comprehensive income (loss)	$(4,828)	$5,842	$(1,063)

The table below sets forth the amounts in accumulated other comprehensive income (loss) that had not yet been recognized as components of net periodic benefit expense for our continuing operations for the periods indicated:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2014	2013	2014	2013
	(Thousands of dollars)
Prior service credit (cost)	$(94)	$(287)	$6,873	$8,535
Accumulated loss	(156,985)	(122,770)	(16,396)	(10,012)
Accumulated other comprehensive loss	(157,079)	(123,057)	(9,523)	(1,477)
Deferred income taxes	62,832	49,223	3,811	591
Accumulated other comprehensive loss, net of tax	$(94,247)	$(73,834)	$(5,712)	$(886)

The following table sets forth the amounts recognized in accumulated comprehensive income (loss) expected to be recognized as components of net periodic benefit expense for our continuing operations in the next fiscal year.

	Pension Benefits	Postretirement Benefits
Amounts to be recognized in 2015	(Thousands of dollars)
Prior service (credit) cost	$94	$(1,662)
Net loss	$15,981	$1,743

Actuarial Assumptions - The following table sets forth the weighted-average assumptions used to determine benefit obligations for pension and postretirement benefits for the periods indicated:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2014	2013	2014	2013
Discount rate	4.50%	5.25%	4.25%	5.00%
Compensation increase rate	3.15%	3.20%	3.15%	3.20%

The following table sets forth the weighted-average assumptions used to determine net periodic benefit costs for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
Discount rate - pension plans	5.25%	4.25%	5.00%
Discount rate - postretirement plans	5.00%	4.00%	5.00%
Expected long-term return on plan assets	7.75%	8.25%	8.25%
Compensation increase rate	3.20%	3.50%	3.80%

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

Health Care Cost Trend Rates - The following table sets forth the assumed health care cost-trend rates for the periods indicated:

	2014	2013
Health care cost-trend rate assumed for next year	4.0% - 7.75%	4.0% - 8.25%
Rate to which the cost-trend rate is assumed to decline (the ultimate trend rate)	4.0% - 5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2022	2022

Assumed health care cost-trend rates have an impact on the amounts reported for our health care plans.  A one percentage point change in assumed health care cost-trend rates would have the following effects on our continuing operations:

	One Percentage Point Increase	One Percentage Point Decrease
	(Thousands of dollars)
Effect on total of service and interest cost	$74	$(67)
Effect on postretirement benefit obligation	$1,131	$(1,025)
Plan Assets - Our investment strategy is to invest plan assets in accordance with sound investment practices that emphasize long-term fundamentals.  The goal of this strategy is to maximize investment returns while managing risk in order to meet the plan’s current and projected financial obligations. The investment policy follows a glide path approach toward liability-driven investing that shifts a higher portfolio weighting to fixed income as the plan's funded status increases.  The purpose of liability-driven investing is to structure the asset portfolio to more closely resemble the pension liability and thereby more effectively hedge against changes in the liability. The plan’s current investments include a diverse blend of various domestic and international equities, investments in various classes of debt securities, insurance contracts and venture capital.  The target allocation for the assets of our pension plan as of December 31, 2014, is as follows:

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

The following tables set forth our pension benefits and postretirement benefits plan assets by fair value category for our continuing operations as of the measurement date:

	Pension Benefits
	December 31, 2014
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$160,421	$15,315	$—	$175,736
Government obligations	—	21,044	—	21,044
Corporate obligations (b)	—	55,948	—	55,948
Cash and money market funds (c)	4,610	—	—	4,610
Other investments (d)	—	—	20,230	20,230
Total assets	$165,031	$92,307	$20,230	$277,568
(a) - This category represents securities of the respective market sector from diverse industries.
(b) - This category represents bonds from diverse industries.
(c) - This category is primarily money market funds.
(d) - This category represents alternative investments.

	Pension Benefits
	December 31, 2013
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$178,329	$15,809	$—	$194,138
Government obligations	—	29,160	—	29,160
Corporate obligations (b)	—	25,005	—	25,005
Cash and money market funds (c)	7,258	—	—	7,258
Other investments (d)	—	—	19,375	19,375
Total assets	$185,587	$69,974	$19,375	$274,936
(a) - This category represents securities of the respective market sector from diverse industries.
(b) - This category represents bonds from diverse industries.
(c) - This category is primarily money market funds.
(d) - This category represents alternative investments.

	Postretirement Benefits
	December 31, 2014
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$1,599	$—	$—	$1,599
Cash and money market funds	1,644	—	—	1,644
Insurance and group annuity contracts	—	26,186	—	26,186
Total assets	$3,243	$26,186	$—	$29,429
(a) - This category represents securities of the respective market sector from diverse industries.

	Postretirement Benefits
	December 31, 2013
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$1,464	$—	$—	$1,464
Cash and money market funds (b)	1,300	—	—	1,300
Insurance and group annuity contracts	—	25,862	—	25,862
Total assets	$2,764	$25,862	$—	$28,626
(a) - This category represents securities of the respective market sector from diverse industries.
(b) - This category represents money market funds.

The following tables set forth the reconciliation of Level 3 fair value measurements of our pension plan for our continuing operations for the periods indicated:

	Pension Benefits
	Years Ended December 31,
	2014	2013
	(Thousands of dollars)
Fair value of plan assets at beginning of period	$19,375	$17,842
Net realized and unrealized gains (losses)	855	1,533
Fair value of plan assets at end of period	$20,230	$19,375

Contributions - During 2014, we made no contributions to our defined benefit pension plan and $2.0 million in contributions to our postretirement benefit plans for our continuing operations.  At December 31, 2014, we expect to make $1.5 million in contributions to our defined benefit pension plan and postretirement plans in 2015.

Pension and Postretirement Benefit Payments - Benefit payments for our pension and postretirement benefit plans for the period ending December 31, 2014, were $12.1 million and $4.8 million, respectively.  The following table sets forth the pension benefits and postretirement benefits payments expected to be paid in 2015-2024 for our continuing operations:

	Pension Benefits	Postretirement Benefits
Benefits to be paid in:	(Thousands of dollars)
2015	$13,928	$2,865
2016	$14,914	$3,011
2017	$15,887	$3,260
2018	$16,979	$3,442
2019	$18,025	$3,601
2020 through 2024	$104,652	$19,023

The expected benefits to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2014, and include estimated future employee service.

Other Employee Benefit Plans

401(k) Plan - We have a 401(k) Plan covering all employees, and employee contributions are discretionary.  We match 100 percent of employee contributions up to 6 percent of each participant’s eligible compensation, subject to certain limits. Our contributions made to the plan for our continuing operations were $9.3 million, $8.4 million and $7.6 million in 2014, 2013 and 2012, respectively.

Profit-Sharing Plan - We have a profit-sharing plan (Profit-Sharing Plan) for all employees hired after December 31, 2004. Employees who were employed prior to January 1, 2005, were given a one-time opportunity to make an irrevocable election to participate in the Profit-Sharing Plan and not accrue any additional benefits under our defined benefit pension plan after December 31, 2004. We plan to make a contribution to the Profit-Sharing Plan each quarter equal to 1 percent of each participant’s eligible compensation during the quarter. Additional discretionary employer contributions may be made at the end of each year. Employee contributions are not allowed under the plan.  Our contributions made to the plan for our continuing operations were $4.6 million, $3.4 million and $4.4 million in 2014, 2013 and 2012, respectively.

Nonqualified Deferred Compensation Plan - The Nonqualified Deferred Compensation Plan provides select employees, as approved by our Chief Executive Officer, with the option to defer portions of their compensation and provides nonqualified deferred compensation benefits that are not available due to limitations on employer and employee contributions to qualified defined contribution plans under the federal tax laws.  Our contributions made to the plan were not material in 2014, 2013 and 2012.

O.	INCOME TAXES

The following table sets forth our provisions for income taxes for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
Current income taxes	(Thousands of dollars)
Federal	$10,180	$(9,531)	$41,246
State	3,311	1,812	1,798
Total current income taxes from continuing operations	13,491	(7,719)	43,044
Deferred income taxes
Federal	152,352	156,818	134,208
State	(14,685)	16,981	3,506
Total deferred income taxes from continuing operations	137,667	173,799	137,714
Total provision for income taxes from continuing operations	151,158	166,080	180,758
Discontinued operations	7,567	(2,698)	43,186
Total provision for income taxes	$158,725	$163,382	$223,944

The following table is a reconciliation of our income tax provision from continuing operations for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
	(Thousands of dollars)
Income from continuing operations before income taxes	$819,873	$755,170	$858,506
Less: Net income attributable to noncontrolling interest	349,001	310,428	382,911
Income from continuing operations attributable to ONEOK before income taxes	470,872	444,742	475,595
Federal statutory income tax rate	35%	35%	35%
Provision for federal income taxes	164,805	155,660	166,458
State income taxes, net of federal tax benefit	14,278	12,102	7,908
State deferred tax rate change, net of valuation allowance	(25,653)	—	—
Other, net	(2,272)	(1,682)	6,392
Income tax provision from continuing operations	$151,158	$166,080	$180,758

The following table sets forth the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities for our continuing operations for the periods indicated:

	December 31, 2014	December 31, 2013
Deferred tax assets	(Thousands of dollars)
Employee benefits and other accrued liabilities	$81,905	$78,136
Federal net operating loss	80,851	12,484
State net operating loss and benefits	38,429	38,322
Derivative instruments	22,511	22,872
Other	13,133	7,582
Total deferred tax assets	236,829	159,396
Valuation allowance for state tax credits
Carryforward expected to expire prior to utilization	(8,807)	—
Net deferred tax assets	228,022	159,396
Deferred tax liabilities
Excess of tax over book depreciation	89,379	60,725
Investment in partnerships	1,466,456	1,217,605
Regulatory assets	1,961	2,625
Total deferred tax liabilities	1,557,796	1,280,955
Net deferred tax liabilities before discontinued operations	1,329,774	1,121,559
Discontinued operations	(35,559)	775,862
Net deferred tax liabilities	$1,294,215	$1,897,421

We have changed our presentation of deferred tax assets related to timing differences arising from balances in accumulated other comprehensive income to separately present amounts from pension and other postretirement benefit plans and derivative financial instruments. Prior periods have been recast to conform to the current year presentation.

Our income tax payable balance at December 31, 2014, was not material. We had income taxes receivable of approximately $24.7 million at December 31, 2013.

Tax benefits related to net operating loss (NOL) carryforwards will begin expiring in 2032. We believe that it is more likely than not that the tax benefits of the net operating loss carryforwards will be utilized prior to their expirations; therefore, no valuation allowance is necessary.

Deferred tax assets related to tax benefits of employee share-based compensation have been reduced for performance share units and restricted share units that vested in periods in which ONEOK was in an NOL position. This vesting resulted in tax deductions in excess of previously recorded benefits based on the performance share unit and restricted share unit value at the time of grant. Although these additional tax benefits are reflected in NOL carryforwards in the tax return, the additional tax benefit is not recognized until the deduction reduces taxes payable. A portion of the tax benefit does not reduce ONEOK’s current taxes payable due to NOL carryforwards; accordingly, these tax benefits are not reflected in ONEOK’s NOLs in deferred tax assets. Cumulative tax benefits included in NOL carryforwards but not reflected in deferred tax assets were $54.3 million as of December 31, 2014, and $35.9 million as of December 31, 2013.

ONE Gas Separation - ONE Gas was included in our consolidated federal and state income tax returns through the date of the separation. Any changes to the estimated ONE Gas taxes at the separation date will result in a reimbursement between us and ONE Gas under the terms of the tax sharing agreement. We are principally responsible for managing any income tax audits by the various tax jurisdictions for periods prior to the separation.

Deferred tax liabilities and deferred income tax expense were reduced by $34.6 million in the first quarter 2014 primarily due to a reduction in our estimate of the effective state income tax rate to reflect a change in the mix of taxable income in the states in which we now operate, resulting from the separation of our former natural gas distribution business and the wind down of our energy services business. We also recorded a valuation allowance of $8.2 million in the first quarter 2014 for state tax credits as it is more likely than not that we will not be able to utilize these credits as a result of the separation of our former natural gas distribution business and the wind down of our energy services business. Together, these adjustments resulted in a net $26.4 million reduction in deferred tax liabilities and deferred income tax expense.

P.	UNCONSOLIDATED AFFILIATES

Investments in Unconsolidated Affiliates - The following table sets forth ONEOK Partners’ investments in unconsolidated affiliates for the periods indicated:

	Net Ownership Interest	December 31, 2014	December 31, 2013
		(Thousands of dollars)
Northern Border Pipeline	50%	$387,253	$404,803
Overland Pass Pipeline Company	50%	466,977	466,671
Fort Union Gas Gathering	37%	127,876	125,220
Bighorn Gas Gathering	49%	7,924	87,837
Other	Various	142,623	145,307
Investments in unconsolidated affiliates (a)		$1,132,653	$1,229,838
(a) - Equity method goodwill (Note A) was $170.9 million and $224.3 million at December 31, 2014 and 2013, respectively.

Equity Earnings from Investments - The following table sets forth ONEOK Partners’ equity earnings from investments for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
	(Thousands of dollars)
Share of investee earnings (loss)
Northern Border Pipeline	$69,819	$65,046	$72,705
Overland Pass Pipeline Company	25,906	20,461	20,043
Fort Union Gas Gathering	16,619	15,826	17,218
Bighorn Gas Gathering (a)	(25,621)	1,952	3,820
Other	7,701	7,232	9,238
Total share of investee earnings	94,424	110,517	123,024
Impairment of investment in Bighorn Gas Gathering	(53,421)	—	—
Equity earnings from investments	$41,003	$110,517	$123,024
(a) Includes proportionate share of investee impairment of long-lived assets charge of $23.0 million in 2014.

Unconsolidated Affiliates Financial Information - The following tables set forth summarized combined financial information of ONEOK Partners’ unconsolidated affiliates for the periods indicated:

	December 31, 2014	December 31, 2013
	(Thousands of dollars)
Balance Sheet
Current assets	$153,293	$155,310
Property, plant and equipment, net	$2,440,714	$2,557,571
Other noncurrent assets	$35,668	$34,478
Current liabilities	$95,026	$98,967
Long-term debt	$428,385	$442,103
Other noncurrent liabilities	$73,767	$58,221
Accumulated other comprehensive loss	$(2,063)	$(2,291)
Owners’ equity	$2,034,560	$2,150,359

	Years Ended December 31,
	2014	2013	2012
	(Thousands of dollars)
Income Statement
Operating revenues	$548,491	$528,665	$573,197
Operating expenses (a)	$309,990	$256,292	$269,858
Net income (a)	$214,410	$248,998	$279,766

Distributions paid to us	$139,019	$137,498	$155,741
(a) Includes long-lived asset impairment charge on Bighorn Gas Gathering in 2014.

ONEOK Partners’ incurred expenses in transactions with unconsolidated affiliates of $62.0 million, $53.8 million and $36.1 million for 2014, 2013 and 2012, respectively, primarily related to Overland Pass Pipeline Company and Northern Border Pipeline. Accounts payable to ONEOK Partners’ equity method investees at December 31, 2014 and 2013, was $20.5 million and $6.9 million, respectively.

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

During 2013, ONEOK Partners made equity contributions to Northern Border Pipeline of approximately $30.8 million.

In September 2012, Northern Border Pipeline filed with the FERC a settlement with its customers to modify its transportation rates. In January 2013, the settlement was approved and the new rates became effective January 1, 2013. The new long-term transportation rates are approximately 11 percent lower compared with previous rates.

Bighorn Gas Gathering - Producers have primarily focused their development efforts on crude oil and NGL-rich supply basins rather than areas with dry natural gas production, such as the coal-bed methane areas in the Powder River Basin. The reduced coal-bed methane development activities and natural production declines in the dry natural gas formations of the Powder River Basin have resulted in lower natural gas volumes available to be gathered. While the reserve potential in the dry natural gas formations of the Powder River Basin still exists, future drilling and development in this area will be affected by commodity prices and producers’ alternative prospects.

During 2014, the volumes gathered on the Bighorn Gas Gathering system, in which ONEOK Partners owns a 49 percent equity interest and which has operations in the coal-bed methane areas of the Powder River Basin, declined at a rate greater than in prior periods and greater than expected. Due to these additional declines in volumes, Bighorn Gas Gathering recorded an impairment of its underlying assets in September 2014, when the operator determined that the volume decline would be sustained for the foreseeable future. As a result of these developments, ONEOK Partners reviewed its equity method investment in Bighorn Gas Gathering for impairment as of September 30, 2014. ONEOK Partners recorded noncash impairment charges of $76.4 million related to Bighorn Gas Gathering. The noncash impairment charges are included in equity earnings from investments in our accompanying Consolidated Statements of Income. The net book value of ONEOK Partners’ equity method investment in Bighorn Gas Gathering is $7.9 million at December 31, 2014, and no equity method goodwill remains. We determined there were no impairments to investments in unconsolidated affiliates in 2013 or 2012.

A continued decline in volumes gathered in the coal-bed methane area of the Powder River Basin may reduce ONEOK Partners’ ability to recover the carrying value of its equity investments in this area and could result in additional noncash charges to earnings. The net book value of ONEOK Partners’ remaining equity method investments in this dry natural gas area is $206.0 million, which includes $130.5 million of equity method goodwill. We expect the commodity price environment to remain depressed for at least the near term, which has caused producers to announce plans for reduced drilling for crude oil and natural gas, which we expect will slow volume growth or reduce volumes of natural gas delivered to systems owned by our equity method investments.

Q.	ONEOK PARTNERS

Ownership Interest in ONEOK Partners - Our ownership interest in ONEOK Partners is shown in the table below as of December 31, 2014:

General partner interest	2.0%
Limited partner interest (a)	35.8%
Total ownership interest	37.8%
(a) - Represents 19.8 million common units and approximately 73.0 million Class B units, which are convertible, at our option, into common units.

Equity Issuances - In May 2014, ONEOK Partners completed an underwritten public offering of approximately 13.9 million common units at a public offering price of $52.94 per common unit, generating net proceeds of approximately $714.5 million. In conjunction with this issuance, we contributed approximately $15.0 million in order to maintain our 2 percent general partner interest in ONEOK Partners. ONEOK Partners used the proceeds to repay commercial paper, fund its capital expenditures and for general partnership purposes.

ONEOK Partners has an “at-the-market” equity program for the offer and sale from time to time of its common units. In November 2014, ONEOK Partners entered into an equity distribution agreement in the aggregate amount of $650 million. The program allows ONEOK Partners to offer and sell its common units at prices it deems appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions, or as otherwise agreed to between ONEOK Partners and the sales agent. ONEOK Partners is under no obligation to offer and sell common units under the program. During 2014, ONEOK Partners utilized the remainder of its previous equity distribution agreement in the aggregate amount of $300 million. At December 31, 2014, ONEOK Partners had approximately $514 million of registered common units available for issuance under its “at-the-market” equity program.

During the year ended December 31, 2014, ONEOK Partners sold approximately 7.9 million common units through its “at-the-market” equity program. The net proceeds, including our contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $402.1 million, which were used for general partnership purposes.

As a result of these transactions, our aggregate ownership interest in ONEOK Partners decreased to 37.8 percent at December 31, 2014, from 41.2 percent at December 31, 2013.

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

During the year ended December 31, 2013, ONEOK Partners sold approximately 681 thousand common units through its “at-the-market” equity program. The net proceeds, including our contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $36.1 million, which were used for general partnership purposes.

In March 2012, ONEOK Partners completed an underwritten public offering of 8.0 million common units at a public offering price of $59.27 per common unit, generating net proceeds of approximately $460 million. ONEOK Partners also sold 8.0 million common units to us in a private placement, generating net proceeds of approximately $460 million. In conjunction with the issuances, ONEOK Partners GP contributed approximately $19 million in order to maintain its 2 percent general partner interest in ONEOK Partners. ONEOK Partners used the net proceeds from the issuances to repay $295 million of borrowings under its commercial paper program, to repay amounts on the maturity of its $350 million, 5.9 percent senior notes due in April 2012 and for other general partnership purposes, including capital expenditures. As a result of these transactions, our aggregate ownership interest in ONEOK Partners increased to 43.4 percent in December 31, 2012, from 42.8 percent at December 31, 2011.

We account for the difference between the carrying amount of our investment in ONEOK Partners and the underlying book value arising from issuance of common units by ONEOK Partners as an equity transaction.  If ONEOK Partners issues common units at a price different than our carrying value per unit, we account for the premium or deficiency as an adjustment to paid-in capital.  As a result of ONEOK Partners’ issuance of common units, we recognized an increase to paid-in capital of approximately $156.1 million, net of taxes, in 2014 and an increase to paid-in capital of approximately $87.3 million, net of taxes, in 2013, and a decrease to paid-in capital of approximately $51.1 million, net of taxes, in 2012.

Cash Distributions - We receive distributions from ONEOK Partners on our common and Class B units and our 2 percent general partner interest, which includes our incentive distribution rights. Under ONEOK Partners’ partnership agreement, as amended, distributions are made to the partners with respect to each calendar quarter in an amount equal to 100 percent of available cash as defined in the ONEOK Partners partnership agreement (Partnership Agreement), as amended. Available cash generally will be distributed 98 percent to limited partners and 2 percent to the general partner. The general partner’s percentage interest in quarterly distributions is increased after certain specified target levels are met during the quarter. Under the incentive distribution provisions, as set forth in ONEOK Partners’ partnership agreement, as amended, the general partner receives:

•	15 percent of amounts distributed in excess of $0.3025 per unit;

•	25 percent of amounts distributed in excess of $0.3575 per unit; and

•	50 percent of amounts distributed in excess of $0.4675 per unit.

The following table shows ONEOK Partners’ distributions paid during the periods indicated:

	Years Ended December 31,
	2014	2013	2012
	(Thousands, except per unit amounts)
Distribution per unit	$3.01	$2.87	$2.59

General partner distributions	$21,044	$18,193	$15,217
Incentive distributions	304,999	251,664	186,130
Distributions to general partner	326,043	269,857	201,347
Limited partner distributions to ONEOK	279,292	266,302	235,442
Limited partner distributions to noncontrolling interest	446,910	373,554	324,123
Total distributions paid	$1,052,245	$909,713	$760,912

ONEOK Partners’ distributions are declared and paid within 45 days of the end of each quarter. The following table shows ONEOK Partners’ distributions declared for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
	(Thousands, except per unit amounts)
Distribution per unit	$3.07	$2.89	$2.69

General partner distributions	$22,109	$18,625	$16,355
Incentive distributions	326,022	259,466	210,095
Distributions to general partner	348,131	278,091	226,450
Limited partner distributions to ONEOK	284,860	268,157	249,600
Limited partner distributions to noncontrolling interest	472,466	384,988	341,704
Total distributions declared	$1,105,457	$931,236	$817,754

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

Affiliate Transactions - Prior to the wind down of the energy services business, ONEOK Partners sold natural gas from its natural gas gathering and processing operations to our former energy services business. In addition, a portion of ONEOK Partners’ revenues from its natural gas pipelines business were from our former energy services and natural gas distribution businesses, which contracted with ONEOK Partners for natural gas transportation and storage services. ONEOK Partners also purchased natural gas from our former energy services business for its natural gas liquids and its natural gas gathering and processing operations. While these transactions were eliminated in consolidation in prior periods, they are now reflected as affiliate transactions and not eliminated in consolidation for all periods presented as these transactions have continued with either ONE Gas or other unaffiliated third parties. See Note B for additional information.

We provide a variety of services to our affiliates, including cash management and financial services, employee benefits, legal and administrative services by our employees and management, insurance and office space leased in our headquarters building and other field locations. Where costs are incurred specifically on behalf of an affiliate, the costs are billed directly to the affiliate by us. In other situations, the costs may be allocated to the affiliates through a variety of methods, depending upon the nature of the expenses and the activities of the affiliates. Beginning in the second quarter 2014, we allocate substantially all of our general overhead costs to ONEOK Partners as a result of the separation of our former natural gas distribution business and the wind down of our former energy services business in the first quarter 2014. For the first quarter 2014 and years ended December 31, 2013 and 2012, it is not practicable to determine what these general overhead costs would be on a stand-alone basis.

The following table shows ONEOK Partners’ transactions with us for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
	(Thousands of dollars)
Revenues	$53,526	$340,743	$352,099

Expenses
Cost of sales and fuel	$10,835	$37,963	$33,094
Administrative and general expenses	330,541	265,448	246,050
Total expenses	$341,376	$303,411	$279,144

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

Commitments - Operating leases represent future minimum lease payments under noncancelable leases covering office space, pipeline equipment, and vehicles. Rental expense in 2014, 2013 and 2012 was not material. ONEOK and ONEOK Partners have no material operating leases. Firm transportation and storage contracts are fixed-price contracts that provide us with firm transportation and storage capacity. The following table sets forth ONEOK Partners’ firm transportation and storage contract payments for our continuing operations for the periods indicated:

ONEOK Partners	Firm Transportation and Storage Contracts
(Millions of dollars)
2015	$33.6
2016	32.1
2017	30.4
2018	29.4
2019	28.8
Thereafter	68.5
Total	$222.8

Environmental Matters - ONEOK Partners is subject to multiple historical preservation, wildlife preservation and environmental laws and/or regulations that affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require ONEOK Partners to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits may expose ONEOK Partners to fines, penalties and/or interruptions in our operations that could be material to its results of operations. For example, if a leak or spill of hazardous substances or petroleum products occurs from pipelines or facilities that ONEOK Partners owns, operates or otherwise uses, ONEOK Partners could be held jointly and severally liable for all resulting liabilities, including response, investigation and cleanup costs, which could affect materially its results of operations and cash flows. In addition, emissions controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at ONEOK Partners’ facilities. ONEOK Partners cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to it.

In June 2013, the Executive Office of the President of the United States (the President) issued the President’s Climate Action Plan, which includes, among other things, plans for further regulatory actions to reduce carbon emissions from various sources. On March 28, 2014, the President released the Climate Action Plan - Strategy to Reduce Methane Emissions (Methane Strategy) that lists a number of actions the federal agencies will undertake to continue to reduce above-ground methane emissions from several industries, including the oil and natural gas sectors. The proposed measures outlined in the Methane Strategy include, without limitation, the following: collaboration with the states to encourage emission reductions; standards to minimize natural gas venting and flaring on public lands; policy recommendations for reducing emissions from energy infrastructure to increase the performance of the nation’s energy transmission, storage and distribution systems; and continued efforts by PHMSA to require pipeline operators to take steps to eliminate leaks and prevent accidental methane releases and evaluate the progress of states in replacing cast-iron pipelines. The impact of any such regulatory actions on ONEOK Partners’ facilities and operations is unknown. ONEOK Partners continues to monitor these developments and the impact they may have on its businesses. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a significant impact on ONEOK Partners’ business, financial position, results of operations and cash flows.

Our expenditures for environmental assessment, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and our expenditures related to environmental matters have had no material effects on earnings or cash flows during 2014, 2013 or 2012.

The EPA’s “Tailoring Rule” regulates GHG emissions at new or modified facilities that meet certain criteria. Affected facilities are required to review best available control technology (BACT), conduct air-quality analysis, impact analysis and public reviews with respect to such emissions.  At current emission threshold levels, this rule has had a minimal impact on ONEOK Partners’ existing facilities. In addition, on June 23, 2014, the Supreme Court of the United States, in a case styled, Utility Air Regulatory Group v. EPA, 530 U.S. (2014), held that an industrial facility’s potential to emit GHG emissions alone cannot subject a facility to the permitting requirements for major stationary source provisions of the Clean Air Act. The decision invalidated the EPA’s current Triggering and Tailoring Rule for GHG Prevention of Significant Deterioration (PSD) and Title V requirements as applied to facilities considered major sources only for GHGs. However, the Court also ruled that to the extent a source pursues a capital project (new construction or expansion of existing facility), which otherwise subjects the source to major source PSD permitting for conventional criteria pollutants, the permitting authorities may impose BACT analysis and emission limits for GHGs from those sources. ONEOK Partners is in the process of evaluating the effects the decision and related pending judicial proceedings at the lower court level may have on its existing operations and the opportunities it creates for design decisions for new project applications.

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

The rule was most recently amended in December 2014. The EPA has indicated that further amendments may be issued in 2015. Based on the amendments, ONEOK Partners’ understanding of pending stakeholder responses to the NSPS rule and the proposed rule-making, ONEOK Partners does not anticipate a material impact to its anticipated capital, operations and maintenance costs resulting from compliance with the regulation. However, the EPA may issue additional responses, amendments and/or policy guidance on the final rule, which could alter its present expectations. Generally, the NSPS rule will require expenditures for updated emissions controls, monitoring and record-keeping requirements at affected facilities in the crude oil and natural gas industry. ONEOK Partners does not expect these expenditures will have a material impact on its results of operations, financial position or cash flows.

Pipeline Safety - ONEOK Partners is subject to PHMSA regulations, including pipeline asset integrity-management regulations. The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas. In January 2012, The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 was signed into law. The law increased maximum penalties for violating federal pipeline safety regulations and directs the DOT and Secretary of Transportation to conduct further review or studies on issues that may or may not be material to ONEOK Partners. These issues include but are not limited to the following:

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

Legal Proceedings - Gas Index Pricing Litigation - As previously reported, ONEOK and its subsidiary, OESC, along with several other energy companies, are defending multiple lawsuits arising from alleged market manipulation or false reporting of natural gas prices to natural gas-index publications. On April 10, 2013, the United States Court of Appeals for the Ninth Circuit reversed the summary judgments that had been granted in favor of ONEOK, OESC and other unaffiliated defendants in the following cases: Reorganized FLI, Learjet, Arandell, Heartland and NewPage. The Ninth Circuit also reversed the summary judgment that had been granted in favor of OESC on all state law claims asserted in the Sinclair case. The Ninth Circuit remanded the cases back to the United States District Court for the District of Nevada for further proceedings. ONEOK, OESC and the other unaffiliated defendants filed a Petition for Writ of Certiorari with the United States Supreme Court on August 26, 2013, seeking review of the Ninth Circuit decision. The Ninth Circuit has ordered the cases stayed until the final disposition of the Petition for Writ of Certiorari. On July 1, 2014, the United States Supreme Court granted the Petition for Writ of Certiorari. Oral arguments were heard by the United States Supreme Court on January 12, 2015, and we expect a decision by mid-2015.

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

Other Legal Proceedings -We are a party to various other litigation matters and claims that have arisen in the normal course of our operations. While the results of these various other litigation matters and claims cannot be predicted with certainty, we believe the reasonably possible losses on such matters, individually and in the aggregate, are not material. Additionally, we believe the probable final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

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

S.	SEGMENTS

Segment Descriptions - Following the separation of our natural gas distribution business into ONE Gas and wind down of our energy services business, our chief operating decision maker reviews the financial performance of each of the three businesses of ONEOK Partners on a regular basis to assess the performance of, and allocate resources to, ONEOK Partners. As a result, our reportable segments have changed to reflect the three business segments of ONEOK Partners. Prior periods presented have been recast to conform to the current presentation

Our reportable business segments are the following:

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

Accounting Policies - We evaluate performance based principally on each segment’s operating income and equity earnings. The accounting policies of the segments are the same as those described in Note A. Intersegment and affiliate sales are recorded on the same basis as sales to unaffiliated customers and are discussed in further detail in Note Q. Net margin is comprised of total revenues less cost of sales and fuel. Cost of sales and fuel includes commodity purchases, fuel, storage and transportation costs. Revenues from sales and services provided by ONEOK Partners to our former natural gas distribution business, which were previously eliminated in consolidation, are now reported as third-party revenues for all periods presented.

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

For the years ended December 31, 2014, 2013 and 2012, ONEOK Partners had no single customer from which it received 10 percent or more of our consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Year Ended December 31, 2014	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations (c)	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$1,478,729	$10,329,609	$329,801	$3,426	$12,141,565
Sales to affiliated customers	41,214	—	12,312	—	53,526
Intersegment revenues	1,447,665	215,772	8,343	(1,671,780)	—
Total revenues	$2,967,608	$10,545,381	$350,456	$(1,668,354)	$12,195,091

Net margin	$661,885	$1,110,085	$328,521	$6,052	$2,106,543
Operating costs	257,658	296,402	111,037	9,790	674,887
Depreciation and amortization	123,847	124,071	43,318	3,448	294,684
Gain (loss) on sale of assets	219	(572)	6,786	166	6,599
Operating income	$280,599	$689,040	$180,952	$(7,020)	$1,143,571

Equity earnings (loss) from investments	$(56,141)	$27,326	$69,818	$—	$41,003
Investments in unconsolidated affiliates	$254,818	$490,582	$387,253	$—	$1,132,653
Total assets	$4,727,201	$8,082,692	$1,823,917	$670,750	$15,304,560
Noncontrolling interests in consolidated subsidiaries	$4,251	$163,671	$—	$3,245,846	$3,413,768
Capital expenditures	$898,896	$798,048	$42,991	$39,215	$1,779,150
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $695.9 million, of which $598.1 million was related to sales within the segment, net margin of $386.5 million and operating income of $196.1 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $290.0 million, net margin of $242.3 million and operating income of $106.5 million.
(c) - Other and Eliminations includes assets and capital expenditures of discontinued operations of $28.0 million and $23.9 million, respectively.

Year Ended December 31, 2013	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations (c)	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$665,169	$10,644,117	$219,244	$2,606	$11,531,136
Sales to affiliated customers	238,600	—	102,143	—	340,743
Intersegment revenues	1,147,713	133,910	4,127	(1,285,750)	—
Total revenues	$2,051,482	$10,778,027	$325,514	$(1,283,144)	$11,871,879

Net margin	$500,627	$869,938	$285,719	$(6,618)	$1,649,666
Operating costs	193,293	236,638	101,182	10,473	541,586
Depreciation and amortization	103,962	89,240	43,541	2,600	239,343
Gain (loss) on sale of assets	436	843	10,602	—	11,881
Operating income	$203,808	$544,903	$151,598	$(19,691)	$880,618

Equity earnings from investments	$23,493	$21,978	$65,046	$—	$110,517
Investments in unconsolidated affiliates	$333,179	$491,856	$404,803	$—	$1,229,838
Total assets	$3,949,813	$6,938,633	$1,817,675	$5,035,360	$17,741,481
Noncontrolling interests in consolidated subsidiaries	$4,521	$—	$—	$2,502,808	$2,507,329
Capital expenditures	$774,379	$1,128,345	$34,699	$319,162	$2,256,585
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $534.8 million, of which $449.9 million was related to sales within the segment, net margin of $327.4 million and operating income of $190.5 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $246.9 million, net margin of $217.6 million and operating income of $90.5 million.
(c) - Other and Eliminations includes assets and capital expenditures of discontinued operations of $4.4 billion and $292.1 million, respectively.

Year Ended December 31, 2012	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations (c)	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$436,629	$9,176,389	$217,034	$1,970	$9,832,022
Sales to affiliated customers	253,136	—	98,963	—	352,099
Intersegment revenues	825,948	80,274	4,388	(910,610)	—
Total revenues	$1,515,713	$9,256,663	$320,385	$(908,640)	$10,184,121

Net margin	$455,170	$907,340	$286,060	$(4,768)	$1,643,802
Operating costs	164,033	223,844	101,899	1,949	491,725
Depreciation and amortization	83,031	74,344	45,726	2,233	205,334
Gain (loss) on sale of assets	2,278	(932)	5,390	—	6,736
Operating income	$210,384	$608,220	$143,825	$(8,950)	$953,479

Equity earnings from investments	$29,103	$20,701	$73,220	$—	$123,024
Investments in unconsolidated affiliates	$333,210	$494,878	$393,317	$—	$1,221,405
Total assets	$3,040,198	$5,620,420	$1,812,711	$5,427,644	$15,900,973
Noncontrolling interests in consolidated subsidiaries	$4,752	$—	$—	$2,098,089	$2,102,841
Capital expenditures	$566,126	$968,549	$25,383	$306,095	$1,866,153
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $470.6 million, of which $397.7 million related to sales within the segment, net margin of $276.3 million and operating income of $162.8 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $251.5 million, net margin of $220.3 million and operating income of $99.3 million.
(c) - Other and Eliminations includes assets and capital expenditures of discontinued operations of $4.5 billion and $280.3 million, respectively.

T.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2014
	(Thousands of dollars except per share amounts)
Total revenues	$3,163,296	$3,066,882	$3,120,145	$2,844,768
Net margin	$510,627	$495,480	$536,941	$563,495
Income from continuing operations	$204,737	$148,760	$114,452	$200,766
Income (loss) from discontinued operations, net of tax	$1,774	$(8,009)	$(171)	$799
Net income	$206,511	$140,751	$114,281	$201,565
Net income attributable to ONEOK	$93,515	$61,590	$64,458	$94,544
Earnings per share total
Basic	$0.45	$0.29	$0.31	$0.45
Diluted	$0.45	$0.29	$0.31	$0.45

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2013
	(Thousands of dollars except per share amounts)
Total revenues	$2,517,955	$2,768,984	$3,135,381	$3,449,559
Net margin	$371,107	$412,758	$424,222	$441,579
Income from continuing operations	$110,503	$153,777	$157,824	$166,986
Income (loss) from discontinued operations, net of tax	$55,202	$(74,282)	$(10,126)	$17,077
Net income	$165,705	$79,495	$147,698	$184,063
Net income attributable to ONEOK	$112,521	$919	$62,356	$90,737
Earnings per share total
Basic	$0.55	$—	$0.30	$0.44
Diluted	$0.54	$—	$0.30	$0.43

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein (Item 8).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

Information concerning our directors is set forth in our 2015 definitive Proxy Statement and is incorporated herein by this reference.

Executive Officers of the Registrant

Information concerning our executive officers is included in Part I, Item 1, Business, of this Annual Report.

Compliance with Section 16(a) of the Exchange Act

Information on compliance with Section 16(a) of the Exchange Act is set forth in our 2015 definitive Proxy Statement and is incorporated herein by this reference.

Code of Ethics

Information concerning the code of ethics, or code of business conduct, is set forth in our 2015 definitive Proxy Statement and is incorporated herein by this reference.

Nominating Committee Procedures

Information concerning the Nominating Committee procedures is set forth in our 2015 definitive Proxy Statement and is incorporated herein by this reference.

Audit Committee

Information concerning the Audit Committee is set forth in our 2015 definitive Proxy Statement and is incorporated herein by this reference.

Audit Committee Financial Experts

Information concerning the Audit Committee Financial Experts is set forth in our 2015 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information on executive compensation is set forth in our 2015 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Information concerning the ownership of certain beneficial owners is set forth in our 2015 definitive Proxy Statement and is incorporated herein by this reference.

Security Ownership of Management

Information on security ownership of directors and officers is set forth in our 2015 definitive Proxy Statement and is incorporated herein by this reference.

Equity Compensation Plan Information

The following table sets forth certain information concerning our equity compensation plans as of December 31, 2014:

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

Information on certain relationships and related transactions and director independence is set forth in our 2015 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning the principal accountant’s fees and services is set forth in our 2015 definitive Proxy Statement and is incorporated herein by this reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements		Page No.

(a)	Report of Independent Registered Public Accounting Firm	77

(b)	Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012	78

(c)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012	79

(d)	Consolidated Balance Sheets as of December 31, 2014 and 2013	80-81

(e)	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	83

(f)	Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2014, 2013 and 2012	84-85

(g)	Notes to Consolidated Financial Statements	86-135

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

3.5
Amended and Restated Certificate of Incorporation of ONEOK, Inc. dated May 15, 2008, as amended
(incorporated by reference from Exhibit 3.1 to ONEOK, Inc.’s Quarterly Report on Form 10-Q for the
quarter ended June, 30, 2012, filed August 1, 2012 (File No. 1-13643)).

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

4.8
Second Amended and Restated Rights Agreement, dated March 31, 2011, between ONEOK, Inc. and
Wells Fargo Bank, N.A. as Rights Agent (incorporated by reference from Exhibit 4.1 to ONEOK, Inc.’s
Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed May 4, 2011 (File No.
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

4.16
Tenth Supplemental Indenture, dated September 12, 2013, among ONEOK Partners, L.P., ONEOK Partners
Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 3.200 percent
Senior Notes due 2018 (incorporated by reference to Exhibit 4.2 to ONEOK Partners, L.P.’s Current Report
on Form 8-K filed September 12, 2013 (File No. 1-12202)).

4.17
Eleventh Supplemental Indenture, dated September 12, 2013, among ONEOK Partners, L.P., ONEOK
Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 5.000 percent Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to ONEOK Partners, L.P.’s Current
Report on Form 8-K filed September 12, 2013 (File No. 1-12202)).

4.18
Twelfth Supplemental Indenture, dated September 12, 2013, among ONEOK Partners, L.P., ONEOK
Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 6.200 percent Senior Notes due 2043 (incorporated by reference to Exhibit 4.4 to ONEOK Partners, L.P.’s Current
Report on Form 8-K filed September 12, 2013 (File No. 1-12202)).

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

10.4	Not used.

10.5	Form of Indemnification Agreement between ONEOK, Inc. and ONEOK, Inc. officers and directors, as amended.

10.6	Amended and Restated ONEOK, Inc. Annual Officer Incentive Plan (incorporated by reference from Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K filed May 27, 2009 (File No. 1-13643)).

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

10.10
Underwriting Agreement, dated as of May 13, 2014, among ONEOK Partners, L.P., Merrill Lynch, Pierce,
Fenner & Smith Incorporated, Barclays Capital Inc., Morgan Stanley & Co. LLC, UBS Securities LLC
and Wells Fargo Securities, LLC, as representatives of several underwriters named therein (incorporated by reference to Exhibit 1.1 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed May 16, 2014 (File
No. 1-12202)).

10.11
Equity Distribution Agreement, dated November 19, 2014, among ONEOK Partners, L.P., Citigroup Global
Markets Inc., Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank
Securities Inc., Goldman, Sachs & Co., Jefferies LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co.
LLC, Mitsubishi UFJ Securities (USA), Inc., RBC Capital Markets, LLC, UBS Securities LLC and Wells
Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to ONEOK Partners, L.P.’s Current Report
on Form 8-K filed November 19, 2014 (File No. 1-12202).

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
1-13643)).

10.19
Form of Restricted Unit Stock Bonus Award Agreement dated February 15, 2012 (incorporated by reference to Exhibit 10.19 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31,
2011, filed February 21, 2012 (File No. 1-13643)).

10.20
Form of Performance Unit Award Agreement dated February 15, 2012 (incorporated by reference to Exhibit
10.20 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed
February 21, 2012 (File No. 1-13643)).

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

10.24
Equity Distribution Agreement dated November 13, 2012, by and among ONEOK Partners, L.P. and
Citigroup Global Capital Markets Inc. (incorporated by reference to Exhibit 1.1 to ONEOK Partners, L.P.’s
Current Report on Form 8-K filed November 13, 2012 (File No. 1-12202)).

10.25
Letter Agreement between ONEOK, Inc. and John W. Gibson dated as of December 9, 2013 (incorporated by reference to Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K filed December 10, 2013
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

10.35
Form of 2013 Additional Restricted Unit Stock Bonus Award Agreement, effective February 19, 2014
(incorporated by reference to Exhibit 10.35 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed February 25, 2014 (File No. 1-13643)).

10.36
Form of 2013 Additional Performance Unit Award Agreement, effective February 19, 2014 (incorporated by reference to Exhibit 10.36 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended
December 31, 2013, filed February 25, 2014 (File No. 1-13643)).

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
(File No. 1-13643)).

10.40
Underwriting Agreement, dated August 7, 2013, among ONEOK Partners, L.P. and Morgan Stanley & Co.
LLC, Barclays Capital Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities,
LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed August 12, 2013 (File No. 1-12202)).

10.41
Underwriting Agreement, dated September 9, 2013, among ONEOK Partners, L.P. and ONEOK Partners
Intermediate Limited Partnership and RBS Securities Inc., Merrill Lynch, Pierce, Fenner & Smith
Incorporated and Deutsche Bank Securities Inc., as representatives of the several underwriters named therein
(incorporated by reference to Exhibit 1.1 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed
September 12, 2013 (File No. 1-12202)).

10.42
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

10.43
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

10.44
Guaranty Agreement, dated as of January 31, 2014, by ONEOK Partners Intermediate Limited Partnership in
favor of the Citibank, N.A., as administrative agent, under the above-referenced Amended and Restated
Credit Agreement (incorporated by reference to Exhibit 10.2 to ONEOK Partners, L.P.’s Quarterly Report on
Form 10-Q for the period ended March 31, 2014, filed May 7, 2014) (File No. 1-12202)).

10.45
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
2014 (File No. 1-13643)).

10.48
Employee Matters Agreement, dated January 14, 2014, by and between ONE Gas, Inc. and ONEOK, Inc.
(incorporated by reference to Exhibit 10.3 to ONEOK, Inc.’s Current Report on Form 8-K filed January 15,
2014 (File No. 1-13643)).

10.49
Form of 2012 Additional Restricted Unit Stock Bonus Award Agreement, effective February 19, 2014
(incorporated by reference to Exhibit 10.49 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed February 25, 2014 (File No. 1-13643)).

10.50
Form of 2012 Additional Performance Unit Award Agreement, effective February 19, 2014 (incorporated by reference to Exhibit 10.50 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended
December 31, 2013, filed February 25, 2014 (File No. 1-13643)).

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

10.54
Form of 2014 Restricted Unit Award Agreement, effective February 19, 2014 (incorporated by reference to
Exhibit 10.54 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed February 25, 2014 (File No. 1-13643)).

10.55
Form of 2014 Performance Unit Award Agreement, effective February 19, 2014 (incorporated by reference to Exhibit 10.55 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31,
2013, filed February 25, 2014 (File No. 1-13643)).

10.56
First Amended and Restated Limited Liability Company Agreement of ONEOK ILP GP, L.L.C. effective
July 14, 2009 (incorporated by reference to Exhibit 99.2 to ONEOK Partners, L.P.’s Current Report on Form
8-K filed July 17, 2009 (File No. 1-12202)).

10.57	Not used.

10.58	Not used.

10.59	Form of 2015 Restricted Unit Award Agreement, effective February 18, 2015.

10.60	Form of 2015 Performance Unit Award Agreement, effective February 18, 2015.

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

12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.

21	Required information concerning the registrant’s subsidiaries.

23	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

31.1	Certification of Terry K. Spencer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Derek S. Reiners pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Terry K. Spencer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Derek S. Reiners pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

99.1	Unaudited Pro Forma Condensed Consolidated Financial Statements

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this Annual Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Balance Sheets at December 31, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; (vi) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Annual Report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2015		ONEOK, Inc.
Registrant

	By:	/s/ Derek S. Reiners
Derek S. Reiners
Senior Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 24th day of February 2015.

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