Form 10-Q
period 2015-03-31
ONEOK INC /NEW/
filed 2015-05-06
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015.
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
Yes __ No X

On April 27, 2015, the Company had 208,760,251 shares of common stock outstanding.

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

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2014
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
Bbl/d	Barrels per day
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubit feet per day
Btu	British thermal units, a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit
CFTC	U.S. Commodity Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act Amendments of 1972, as amended
DOT	United States Department of Transportation
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Policy Act	Natural Gas Policy Act of 1978, as amended
NGL(s)	Natural gas liquid(s)
NGL products	Marketable natural gas liquids purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
ONE Gas	ONE Gas, Inc.
ONEOK	ONEOK, Inc.
ONEOK Credit Agreement	ONEOK’s $300 million Amended and Restated Revolving Credit Agreement dated January 31, 2014
ONEOK Partners	ONEOK Partners, L.P.
ONEOK Partners Credit Agreement	ONEOK Partners’ $2.4 billion Amended and Restated Revolving Credit Agreement dated January 31, 2014, as amended
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and the sole general partner of ONEOK Partners
OPIS	Oil Price Information Service
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P., as amended
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q

S&P	Standard & Poor’s Ratings Services
SCOOP	South Central Oklahoma Oil Province
SEC	Securities and Exchange Commission
West Texas LPG	West Texas LPG Pipeline Limited Partnership and Mesquite Pipeline
WTI	West Texas Intermediate
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended
	March 31,
(Unaudited)	2015	2014
	(Thousands of dollars, except per share amounts)
Revenues
Commodity sales	$1,435,716	$2,806,729
Services	369,590	356,567
Total revenues	1,805,306	3,163,296
Cost of sales and fuel	1,343,864	2,652,669
Net margin	461,442	510,627
Operating expenses
Operations and maintenance	154,331	126,726
Depreciation and amortization	85,955	67,414
General taxes	24,687	22,385
Total operating expenses	264,973	216,525
Gain (loss) on sale of assets	(6)	15
Operating income	196,463	294,117
Equity in net earnings from investments (Note K)	30,921	33,659
Allowance for equity funds used during construction	799	10,971
Other income	3,136	1,409
Other expense	(1,304)	(25,534)
Interest expense (net of capitalized interest of $7,230 and $15,768, respectively)	(96,750)	(94,901)
Income before income taxes	133,265	219,721
Income taxes	(37,428)	(14,984)
Income from continuing operations	95,837	204,737
Income (loss) from discontinued operations, net of tax (Note B)	(144)	1,774
Net income	95,693	206,511
Less: Net income attributable to noncontrolling interests	34,893	112,996
Net income attributable to ONEOK	$60,800	$93,515
Amounts attributable to ONEOK:
Income from continuing operations	$60,944	$91,741
Income (loss) from discontinued operations	(144)	1,774
Net income	$60,800	$93,515
Basic earnings per share:
Income from continuing operations (Note I)	$0.29	$0.44
Income (loss) from discontinued operations	—	0.01
Net income	$0.29	$0.45
Diluted earnings per share:
Income from continuing operations (Note I)	$0.29	$0.44
Income (loss) from discontinued operations	—	0.01
Net income	$0.29	$0.45
Average shares (thousands)
Basic	209,874	209,130
Diluted	210,467	210,166
Dividends declared per share of common stock	$0.605	$0.40
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Unaudited)	2015	2014
	(Thousands of dollars)
Net income	$95,693	$206,511
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on energy marketing and risk-management assets/liabilities, net of tax of $1,679 and $10,228, respectively	(10,878)	(49,926)
Realized (gains) losses in net income, net of tax of $1,225 and $(13,017), respectively	(9,230)	37,527
Unrealized holding gains (losses) on available-for-sale securities, net of tax of $648 and $12, respectively	(955)	(76)
Change in pension and postretirement benefit plan liability, net of tax of $(1,599) and $(2,567), respectively	2,438	3,851
Total other comprehensive income (loss), net of tax	(18,625)	(8,624)
Comprehensive income	77,068	197,887
Less: Comprehensive income attributable to noncontrolling interests	19,807	95,687
Comprehensive income attributable to ONEOK	$57,261	$102,200
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Unaudited)	2015	2014
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$239,411	$172,812
Accounts receivable, net	628,064	745,494
Natural gas and natural gas liquids in storage	218,691	134,134
Commodity imbalances	39,667	64,788
Other current assets	175,425	173,299
Assets of discontinued operations (Note B)	20,691	16,717
Total current assets	1,321,949	1,307,244
Property, plant and equipment
Property, plant and equipment	13,908,362	13,602,647
Accumulated depreciation and amortization	2,017,041	1,940,210
Net property, plant and equipment	11,891,321	11,662,437
Investments and other assets
Investments in unconsolidated affiliates	1,124,204	1,132,653
Goodwill and intangible assets	1,011,765	1,014,740
Other assets	167,724	167,466
Assets of discontinued operations (Note B)	16,110	20,020
Total investments and other assets	2,319,803	2,334,879
Total assets	$15,533,073	$15,304,560
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)
	March 31,	December 31,
(Unaudited)	2015	2014
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt	$660,650	$10,650
Notes payable (Note E)	825,475	1,055,296
Accounts payable	721,535	891,413
Commodity imbalances	94,586	104,650
Other current liabilities	208,211	285,435
Liabilities of discontinued operations (Note B)	38,263	44,901
Total current liabilities	2,548,720	2,392,345
Long-term debt, excluding current maturities (Note F)	7,339,766	7,192,929
Deferred credits and other liabilities
Deferred income taxes	1,430,478	1,395,222
Other deferred credits	290,422	281,757
Liabilities of discontinued operations (Note B)	30,399	36,424
Total deferred credits and other liabilities	1,751,299	1,713,403
Commitments and contingencies (Note M)
Equity (Note G)
ONEOK shareholders’ equity:
Common stock, $0.01 par value: authorized 600,000,000 shares; issued 245,811,180 shares and outstanding 208,760,251 shares at March 31, 2015; issued 245,811,180 shares and outstanding 208,322,247 shares at December 31, 2014	2,458	2,458
Paid-in capital	1,537,166	1,541,583
Accumulated other comprehensive loss (Note H)	(139,892)	(136,353)
Retained earnings	72,976	138,128
Treasury stock, at cost: 37,050,929 shares at March 31, 2015, and 37,488,933 shares at December 31, 2014	(942,550)	(953,701)
Total ONEOK shareholders’ equity	530,158	592,115
Noncontrolling interests in consolidated subsidiaries	3,363,130	3,413,768
Total equity	3,893,288	4,005,883
Total liabilities and equity	$15,533,073	$15,304,560
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,
(Unaudited)	2015	2014
	(Thousands of dollars)
Operating activities
Net income	$95,693	$206,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,955	78,768
Charges attributable to exit activities	—	1,739
Equity in net earnings from investments	(30,921)	(33,659)
Distributions received from unconsolidated affiliates	29,475	30,345
Deferred income taxes	36,712	16,301
Share-based compensation expense	5,643	4,450
Pension and postretirement benefit expense, net of contributions	4,310	8,502
Allowance for equity funds used during construction	(799)	(10,971)
Loss (gain) on sale of assets	6	(15)
Changes in assets and liabilities:
Accounts receivable	134,300	112,780
Natural gas and natural gas liquids in storage	(84,557)	63,844
Accounts payable	(125,898)	27,817
Commodity imbalances, net	15,057	3,555
Settlement of exit activities liabilities	(12,768)	(12,176)
Energy marketing and risk management assets and liabilities	(60,871)	10,766
Other assets and liabilities, net	(52,067)	(18,174)
Cash provided by operating activities	39,270	490,383
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(343,847)	(429,525)
Cash paid for acquisitions	—	(14,000)
Contributions to unconsolidated affiliates	—	(627)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	9,954	4,725
Proceeds from sale of assets	118	93
Cash used in investing activities	(333,775)	(439,334)
Financing activities
Borrowing (repayment) of notes payable, net	(229,821)	(439,462)
Issuance of ONE Gas debt, net of discounts	—	1,199,994
Issuance of long-term debt, net of discounts	798,896	—
ONE Gas long-term debt financing costs	—	(9,663)
Debt financing costs	(7,850)	—
Repayment of long-term debt	(1,948)	(551,933)
Issuance of common stock	3,796	3,020
Issuance of common units, net of issuance costs	53,388	52,839
Dividends paid	(126,053)	(83,275)
Cash of ONE Gas at separation	—	(60,000)
Distributions to noncontrolling interests	(129,457)	(101,655)
Cash provided by financing activities	360,951	9,865
Change in cash and cash equivalents	66,446	60,914
Change in cash and cash equivalents included in discontinued operations	153	3,748
Change in cash and cash equivalents included in continuing operations	66,599	64,662
Cash and cash equivalents at beginning of period	172,812	145,565
Cash and cash equivalents at end of period	$239,411	$210,227
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ONEOK Shareholders’ Equity
(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)
	(Shares)	(Thousands of dollars)
January 1, 2015	245,811,180	$2,458	$1,541,583	$(136,353)
Net income	—	—	—	—
Other comprehensive income (loss) (Note H)	—	—	—	(3,539)
Common stock issued	—	—	(7,351)	—
Common stock dividends - $0.605 per share (Note G)	—	—	—	—
Issuance of common units of ONEOK Partners (Note L)	—	—	7,261	—
Distributions to noncontrolling interests	—	—	—	—
Other	—	—	(4,327)	—
March 31, 2015	245,811,180	$2,458	$1,537,166	$(139,892)
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Continued)
	ONEOK Shareholders’ Equity
(Unaudited)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2015	$138,128	$(953,701)	$3,413,768	$4,005,883
Net income	60,800	—	34,893	95,693
Other comprehensive income (loss) (Note H)	—	—	(15,086)	(18,625)
Common stock issued	—	11,151	—	3,800
Common stock dividends - $0.605 per share (Note G)	(126,053)	—	—	(126,053)
Issuance of common units of ONEOK Partners (Note L)	—	—	59,012	66,273
Distributions to noncontrolling interests	—	—	(129,457)	(129,457)
Other	101	—	—	(4,226)
March 31, 2015	$72,976	$(942,550)	$3,363,130	$3,893,288

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented.  All such adjustments are of a normal recurring nature. The 2014 year-end consolidated balance sheet data was derived from our audited financial statements but does not include all disclosures required by GAAP.  These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements in our Annual Report.

Our significant accounting policies are consistent with those disclosed in Note A of the Notes to Consolidated Financial Statements in our Annual Report.

Organization and Nature of Operations - We are the sole general partner and own limited partner units of ONEOK Partners (NYSE: OKS), which together represent an aggregate 37.6 percent interest in ONEOK Partners at March 31, 2015. The results of operations for our former natural gas distribution and energy services businesses have been classified as discontinued operations for all periods presented. See Note B for additional information.

Unless indicated otherwise, the information in the Notes to the Consolidated Financial Statements relates to our continuing operations.

Recently Issued Accounting Standards Update - In March 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for public companies for fiscal years beginning after December 15, 2015, and must be retroactively applied. Early adoption is permitted. We plan to adopt this guidance beginning in the first quarter 2016, and we are evaluating the impact on us.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which eliminates the presumption that a general partner should consolidate a limited partnership. It also modifies the evaluation of whether limited partnerships are variable interest entities or voting interest entities and adds requirements that limited partnerships must meet to qualify as voting interest entities. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. We will adopt this guidance in the first quarter 2016, and we are evaluating the impact on us.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines the principles an entity must apply to measure and recognize revenue for entities that enter into contracts to provide goods or services to their customers. The core principle is that an entity should recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to a customer. The amendment also requires more extensive disaggregated revenue disclosures in interim and annual financial statements. This update is effective for interim and annual periods that begin after December 15, 2016, with either retrospective application for all periods presented or retrospective application with a cumulative effect adjustment. In April 2015, the FASB tentatively deferred the effective date by one year with a final determination to be made after a 30-day comment period. We will adopt this guidance beginning in the first quarter 2017, unless the guidance is deferred, and we are evaluating the impact on us.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which alters the definition of a discontinued operation to include only asset disposals that represent a strategic shift with a major effect on an entity's operations and financial results.  The amendment also requires more extensive disclosures about a discontinued operation’s assets, liabilities, income, expenses and cash flows. This guidance will be effective for interim and annual periods for all assets that are disposed of or classified as being held for sale in fiscal years that begin on or after December 15, 2014. We adopted this guidance beginning in the first quarter 2015, and it could impact us in the future if we dispose of any individually significant components.

B.	DISCONTINUED OPERATIONS

Separation of ONE Gas - On January 31, 2014, we completed the separation of ONE Gas, which consists of our former natural gas distribution business. ONEOK shareholders of record at the close of business on January 21, 2014, retained their shares of ONEOK stock and received one share of ONE Gas stock for every four shares of ONEOK stock owned in a transaction that was tax-free to ONEOK and its shareholders. We retained no ownership interest in ONE Gas. Excluding cash of ONE Gas at separation, the separation was accounted for as a noncash activity.

Wind Down of Energy Services Business - On March 31, 2014, we completed the wind down of our former energy services business. We executed agreements in 2013 and the first quarter 2014 to release a significant portion of our nonaffiliated natural gas transportation and storage contracts to third parties that resulted in noncash charges which are included in income (loss) from discontinued operations, net of tax in our Consolidated Statements of Income.

The following table summarizes the change in our liability related to released capacity contracts for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
	(Millions of dollars)
Beginning balance	$73.8	$122.0
Noncash charges	—	1.7
Settlements	(12.8)	(12.8)
Accretion	0.3	0.6
Ending balance	$61.3	$111.5

We expect future cash payments associated with released transportation and storage capacity contracts from the wind down of our former energy services business to total approximately $37 million on an after-tax basis, which consists of approximately $15 million to be paid in the remainder of 2015, $11 million in 2016, $6 million in 2017 and $5 million over the period 2018 through 2023.

Results of Operations of Discontinued Operations - The results of operations for our former natural gas distribution business and energy services business have been reported as discontinued operations for all periods presented. Income (loss) from discontinued operations, net of tax, in the Consolidated Statements of Income for the three months ended March 31, 2015, consists of accretion expense, net of tax benefit, on the released contracts for our former energy services business. The table below provides selected financial information reported in discontinued operations in the Consolidated Statements of Income for the three months ended March, 31, 2014:

	Three Months Ended
	March 31, 2014
	Natural Gas Distribution		Energy Services	Total
	(Thousands of dollars)
Revenues	$287,249		$353,404	$640,653
Cost of sales and fuel	190,893		364,648	555,541
Net margin	96,356		(11,244)	85,112
Operating costs	59,431	(a)	3,127	62,558
Depreciation and amortization	11,035		319	11,354
Operating income (loss)	25,890		(14,690)	11,200
Other income (expense), net	(888)		(7)	(895)
Interest expense, net	(4,592)		(413)	(5,005)
Income taxes	(10,670)		7,144	(3,526)
Income (loss) from discontinued operations, net	$9,740		$(7,966)	$1,774
(a) - Includes approximately $21.7 million for the three months ended March 31, 2014, of costs related to ONE Gas separation.

Prior to the ONE Gas separation, natural gas sales and transportation and storage services provided to our former natural gas distribution business by ONEOK Partners were $7.5 million for the three months ended March 31, 2014. Prior to February 1, 2014, these revenues and related costs were eliminated in consolidation. Beginning February 1, 2014, these revenues represent third-party transactions with ONE Gas and are not eliminated in consolidation for all periods presented, as such sales and services have continued subsequent to the separation and are expected to continue in future periods.

Prior to the completion of the energy services wind down, natural gas sales and transportation and storage services provided to our energy services business by ONEOK Partners were $46.0 million for the three months ended March 31, 2014. While these transactions were eliminated in consolidation in previous periods, they are reflected now as affiliate transactions and are not eliminated in consolidation for all periods presented as these transactions have continued with third parties.

Statement of Financial Position of Discontinued Operations - At March 31, 2015, and December 31, 2014, assets and liabilities of discontinued operations in our Consolidated Balance Sheets relate primarily to deferred tax assets and capacity release obligations associated with our former energy services business.

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

In addition, as prescribed by the income approach, we compute the fair value of our and ONEOK Partners’ derivative portfolios by discounting the projected future cash flows from our derivative assets and liabilities to present value using interest-rate yields to calculate present-value discount factors derived from LIBOR, Eurodollar futures and interest-rate swaps.  We also take into consideration the potential impact on market prices of liquidating positions in an orderly manner over a reasonable period of time under current market conditions.  We consider current market data in evaluating counterparties’, as well as our own, nonperformance risk, net of collateral, by using specific and sector bond yields and monitoring the credit default swap markets.  Although we use our best estimates to determine the fair value of the derivative contracts we and ONEOK Partners have executed, the ultimate market prices realized could differ from our estimates, and the differences could be material.

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

Fair Value Hierarchy - At each balance sheet date, we utilize a fair value hierarchy to classify fair value amounts recognized or disclosed in our financial statements based on the observability of inputs used to estimate such fair value. The levels of the hierarchy are described below:

•
Level 1 - fair value measurements are based on unadjusted quoted prices for identical securities in active markets, including NYMEX-settled prices. These balances are comprised predominantly of exchange-traded derivative contracts for natural gas and crude oil.

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
Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for our continuing operations for the periods indicated:

	March 31, 2015
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$38,445	$—	$3,183	$41,628	$(18,224)	$23,404
Physical contracts	—	—	7,395	7,395	—	7,395
Total derivative assets	$38,445	$—	$10,578	$49,023	$(18,224)	$30,799
Derivative liabilities
Commodity contracts
Financial contracts	$(231)	$—	$(3,538)	$(3,769)	$3,769	$—
Interest-rate contracts	—	(9,947)	—	(9,947)	—	(9,947)
Total derivative liabilities	$(231)	$(9,947)	$(3,538)	$(13,716)	$3,769	$(9,947)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis.  We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and ONEOK Partners.  At March 31, 2015, ONEOK Partners had $14.5 million of cash held from various counterparties and posted no cash collateral.
(b) - Included in other current assets or deferred credits and other liabilities in our Consolidated Balance Sheets.

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

The following table sets forth a reconciliation of our Level 3 fair value measurements for our continuing operations for the periods indicated:

	Three Months Ended
	March 31,
Derivative Assets (Liabilities)	2015	2014
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$9,285	$(782)
Total realized/unrealized gains (losses):
Included in earnings (a)	269	(928)
Included in other comprehensive income (loss)	(2,514)	(52)
Purchases, issuances and settlements	—	3,734
Net assets (liabilities) at end of period	$7,040	$1,972
(a) - Included in commodity sales revenues in our Consolidated Statements of Income.

Realized/unrealized gains (losses) include the realization of ONEOK Partners’ derivative contracts through maturity. During the three months ended March 31, 2015 and 2014, gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the end of the period were not material.

We recognize transfers into and out of the levels in the fair value hierarchy as of the end of each reporting period.  During the three months ended March 31, 2015 and 2014, there were no transfers between levels.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $8.3 billion and $7.5 billion at March 31, 2015, and December 31, 2014, respectively.  The book value of long-term debt, including current maturities, was $8.0 billion and $7.2 billion at March 31, 2015, and December 31, 2014, respectively.  The estimated fair value of the aggregate of ONEOK’s and ONEOK Partners’ senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities.  The estimated fair value of our consolidated long-term debt is classified as Level 2.

D.	RISK-MANAGEMENT AND HEDGING ACTIVITIES USING DERIVATIVES

Risk-Management Activities - ONEOK Partners is sensitive to changes in natural gas, crude oil and NGL prices, principally as a result of contractual terms under which these commodities are processed, purchased and sold.  ONEOK Partners uses physical-forward sales and financial derivatives to secure a certain price for a portion of its natural gas, condensate and NGL products; to reduce its exposure to interest-rate fluctuations; and to achieve more predictable cash flows.  ONEOK Partners follows established policies and procedures to assess risk and approve, monitor and report its risk-management activities. ONEOK Partners has not used these instruments for trading purposes.  We and ONEOK Partners are also subject to the risk of interest-rate fluctuation in the normal course of business.

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

ONEOK Partners may also use other instruments including options or collars to mitigate commodity price risk. Options are contractual agreements that give the holder the right, but not the obligation, to buy or sell a fixed quantity of a commodity, at a fixed price, within a specified period of time. Options may either be standardized and exchange traded or customized and nonexchange traded. A collar is a combination of a purchased put option and a sold call option, which places a floor and a ceiling price for commodity sales being hedged.

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

The Natural Gas Liquids segment is exposed to location price differential risk primarily as a result of the relative value of NGL purchases at one location and sales at another location. ONEOK Partners is also exposed to commodity price risk resulting from the relative values of the various NGL products to each other, NGLs in storage and the relative value of NGLs to natural gas. ONEOK Partners utilizes physical-forward contracts to reduce the impact of price fluctuations related to NGLs. At March 31, 2015, and December 31, 2014, there were no financial derivative instruments with respect to ONEOK Partners’ natural gas liquids operations.

The Natural Gas Pipelines segment is exposed to commodity price risk because its intrastate and interstate natural gas pipelines retain natural gas from its customers for operations or as part of its fee for services provided. When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by its customers, ONEOK Partners’ pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose it to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in the Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, ONEOK Partners uses physical-forward sales or purchases to reduce the impact of price fluctuations related to natural gas. At March 31, 2015, and December 31, 2014, there were no financial derivative instruments with respect to ONEOK Partners’ natural gas pipeline operations.

Interest-rate risk - We and ONEOK Partners manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At December 31, 2014, ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $900 million that were designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. Upon ONEOK Partners’ debt issuance in March 2015, it settled $500 million of its interest-rate swaps and realized a loss of $55.1 million, which is included in accumulated other comprehensive loss and will be amortized to interest expense over the term of the related debt. At March 31, 2015, ONEOK Partners’ remaining interest-rate swaps with notional amounts totaling $400 million have settlement dates greater than 12 months.

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

To reduce its exposure to fluctuations in natural gas, NGLs and condensate prices, ONEOK Partners periodically enters into futures, forward sales, options or swap transactions in order to hedge anticipated purchases and sales of natural gas, NGLs and condensate.  Interest-rate swaps are used from time to time to manage interest-rate risk.  Under certain conditions, we designate these derivative instruments as a hedge of exposure to changes in fair values or cash flows.  We formally document all relationships between hedging instruments and hedged items, as well as risk-management objectives and strategies for undertaking various hedge transactions and methods for assessing and testing correlation and hedge ineffectiveness.  We specifically identify the forecasted transaction that has been designated as the hedged item in a cash flow hedge relationship. We assess the effectiveness of hedging relationships quarterly by performing an effectiveness analysis on our fair value and cash flow hedging relationships to determine whether the hedge relationships are highly effective on a retrospective and prospective basis.  ONEOK Partners also documents its normal purchases and normal sales transactions that are expected to result in physical delivery and that ONEOK Partners elects to exempt from derivative accounting treatment.

The realized revenues and purchase costs of our and ONEOK Partners’ derivative instruments not considered held for trading purposes and derivatives that qualify as normal purchases or normal sales that are expected to result in physical delivery are reported on a gross basis. Cash flows from futures, forwards and swaps that are accounted for as hedges are included in the same category as the cash flows from the related hedged items in our Consolidated Statements of Cash Flows.

For the three months ended March 31, 2014, income from discontinued operations in our Consolidated Statements of Income includes revenues from financial trading margins, as well as certain physical natural gas transactions with our trading counterparties. Revenues and cost of sales and fuel from such physical transactions are reported on a net basis. See Note B for disclosures of our discontinued operations.

Fair Values of Derivative Instruments - See Note C for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of derivative instruments for our continuing operations for the periods indicated:

	March 31, 2015		December 31, 2014
	Assets (a)	(Liabilities) (a)	Assets (a)	(Liabilities) (a)
	(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	$41,053	$(3,565)	$43,234	$(1,137)
Physical contracts	7,395	—	9,922	—
Interest-rate contracts	—	(9,947)	2,288	(44,843)
Total derivatives designated as hedging instruments	48,448	(13,512)	55,444	(45,980)
Derivatives not designated as hedging instruments
Commodity contracts
Financial contracts	575	(204)	—	—
Physical contracts	—	—	—	(23)
Total derivatives not designated as hedging instruments	575	(204)	—	(23)
Total derivatives	$49,023	$(13,716)	$55,444	$(46,003)
(a) - Included on a net basis in other current assets or deferred credits and other liabilities in our Consolidated Balance Sheets.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments for our continuing operations for the periods indicated:

		March 31, 2015		December 31, 2014
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures and swaps	—	(45.5)	—	(41.2)
- Crude oil and NGLs (MMBbl)	Futures, forwards and swaps	—	(4.1)	—	(0.5)
Basis
- Natural gas (Bcf)	Futures and swaps	—	(45.5)	—	(41.2)
Interest-rate contracts (Millions of dollars)	Forward-starting swaps	$400.0	$—	$900.0	$—
Derivatives not designated as hedging instruments:
Fixed price
- Crude oil and NGLs (MMBbl)	Futures, forwards and swaps	0.6	(0.6)	—	—

These notional amounts are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and, consequently, do not reflect ONEOK Partners’ actual exposure to market or credit risk.

Cash Flow Hedges - ONEOK Partners uses derivative instruments to hedge the cash flows associated with anticipated purchases and sales of natural gas, NGLs and condensate and cost of fuel used in the transportation of natural gas. Accumulated other comprehensive loss at March 31, 2015, includes gains of approximately $11.5 million, net of tax, related to these hedges that will be recognized within the next 21 months as the forecasted transactions affect earnings.  If prices remain at current levels, we will recognize $11.3 million in net gains over the next 12 months and net gains of $0.2 million thereafter.  The amount deferred in accumulated other comprehensive loss attributable to our and ONEOK Partners’ settled interest-rate swaps is a loss of $50.1 million, net of tax, which will be recognized over the life of the long-term, fixed-rate debt. We expect that losses of $5.8 million, net of tax, will be reclassified into earnings during the next 12 months as the hedged items affect earnings. The remaining amounts in accumulated other comprehensive loss are attributable primarily to ONEOK

Partners’ forward-starting interest-rate swaps with future settlement dates, which will be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of ONEOK Partners’ debt.

The following table sets forth the unrealized effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Three Months Ended
	March 31,
	2015	2014
	(Thousands of dollars)
Continuing Operations
Commodity contracts	$10,019	$(35,762)
Interest-rate contracts	(22,576)	(20,693)
Total unrealized gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion) for continuing operations	(12,557)	(56,455)
Discontinued Operations
Total unrealized gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion) for discontinued operations - commodity contracts	—	(3,697)
Total unrealized gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion)	$(12,557)	$(60,152)

The following table sets forth the effect of cash flow hedges in our Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Effective Portion)	Three Months Ended
		March 31,
		2015	2014
		(Thousands of dollars)
Continuing Operations
Commodity contracts	Commodity sales revenues	$14,172	$(26,419)
Interest-rate contracts	Interest expense	(3,717)	(11,321)
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income on derivatives (effective portion)		10,455	(37,740)
Discontinued Operations
Commodity contracts	Income (loss) from discontinued operations - Commodity sales revenues	—	(12,803)
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income from discontinued operations on derivatives (effective portion)		—	(12,803)
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income on derivatives (effective portion)		$10,455	$(50,543)

Ineffectiveness related to ONEOK Partners’ cash flow hedges was not material for the three months ended March 31, 2015 and 2014.  Ineffectiveness related to our former energy services business’ cash flow hedges was not material for the three months ended March 31, 2014. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings. For the three months ended March 31, 2015, there were no gains or losses due to the discontinuance of cash flow hedge treatment. For the three months ended March 31, 2014, we reclassified losses of $4.6 million, net of taxes of $3.1 million, to interest expense from accumulated other comprehensive loss due to the discontinuance of cash flow hedge treatment from the de-designation of interest-rate swaps related to the early retirement of long-term debt. See Note F for additional information.

Credit Risk - We and ONEOK Partners monitor the creditworthiness of counterparties and compliance with policies and limits established by our Risk Oversight and Strategy Committee. We and ONEOK Partners maintain credit policies with regard to counterparties that we believe minimize overall credit risk.  These policies include an evaluation of potential counterparties’ financial condition (including credit ratings, bond yields and credit default swap rates), collateral requirements under certain circumstances and the use of standardized master-netting agreements that allow us to net the positive and negative exposures associated with a single counterparty.  ONEOK Partners has counterparties whose credit is not rated, and for those customers, it uses internally developed credit ratings.

Some of ONEOK Partners’ financial derivative instruments contain provisions that require it to maintain an investment-grade credit rating from S&P and/or Moody’s.  If ONEOK Partners’ credit ratings on its senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk that were in a net liability position at March 31, 2015.

The counterparties to ONEOK Partners’ derivative contracts consist primarily of major energy companies, financial institutions and commercial and industrial end users.  This concentration of counterparties may affect ONEOK Partners’ overall exposure to credit risk, either positively or negatively, in that the counterparties may be affected similarly by changes in economic, regulatory or other conditions.  Based on ONEOK Partners’ policies, exposures, credit and other reserves, we do not anticipate a material adverse effect on our financial position or results of operations as a result of counterparty nonperformance.

At March 31, 2015, the net credit exposure from ONEOK Partners’ derivative assets is primarily with investment-grade companies in the financial services sector.

E.	CREDIT FACILITIES AND SHORT-TERM NOTES PAYABLE

ONEOK Credit Agreement - The ONEOK Credit Agreement, which is scheduled to expire in January 2019, is a $300 million revolving credit facility and contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to Consolidated EBITDA (EBITDA, as defined in our ONEOK Credit Agreement) of no more than 4.0 to 1. Upon breach of certain covenants by us in the ONEOK Credit Agreement, amounts outstanding under the ONEOK Credit Agreement, if any, may become due and payable immediately. At March 31, 2015, ONEOK’s ratio of indebtedness to Consolidated EBITDA was 2.2 to 1, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement. As a result of a reduction in the borrowing capacity of the ONEOK Credit Agreement, we wrote off approximately $2.9 million in interest expense of previously deferred credit agreement issuance costs in the first quarter 2014.

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

At March 31, 2015, ONEOK had $1.8 million in letters of credit issued and no borrowings under the ONEOK Credit Agreement. In February 2014, we repaid all amounts outstanding under our commercial paper program, with a portion of the proceeds received from ONE Gas in connection with the separation, and terminated the program. See Note F for additional information.

ONEOK Partners Credit Agreement - The amount of short-term borrowings authorized by ONEOK Partners GP’s Board of Directors is $2.5 billion. At March 31, 2015, ONEOK Partners had $825.5 million of commercial paper outstanding, $14.0 million in letters of credit issued and no borrowings under the ONEOK Partners Credit Agreement.

The ONEOK Partners Credit Agreement, which is scheduled to expire in January 2019, is a $2.4 billion revolving credit facility and includes a $100 million sublimit for the issuance of standby letters of credit and a $150 million swingline sublimit. The ONEOK Partners Credit Agreement is available for general partnership purposes. During the first quarter 2015, ONEOK Partners increased the size of the ONEOK Partners Credit Agreement to $2.4 billion from $1.7 billion by exercising its option to increase the capacity of the facility through increased commitments from existing lenders and a commitment from one new lender. During the first quarter 2015, ONEOK Partners also increased the size of its commercial paper program to $2.4 billion from $1.7 billion. Amounts outstanding under ONEOK Partners’ commercial paper program reduce the borrowing capacity under the ONEOK Partners Credit Agreement.

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

The ONEOK Partners Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters.  As a result of the West Texas LPG acquisition ONEOK Partners completed in the fourth quarter 2014, the allowable ratio of indebtedness to adjusted EBITDA increased to 5.5 to 1 through the second quarter 2015. If ONEOK Partners were to breach certain covenants in the ONEOK Partners Credit Agreement, amounts outstanding under the ONEOK Partners Credit Agreement, if any, may become due and payable immediately.  At March 31, 2015, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 4.5 to 1, and it was in compliance with all covenants under the ONEOK Partners Credit Agreement.

Neither ONEOK nor ONEOK Partners guarantees the debt or other similar commitments of unaffiliated parties. ONEOK does not guarantee the debt, commercial paper or other similar commitments of ONEOK Partners, and ONEOK Partners does not guarantee the debt or other similar commitments of ONEOK.

F.	LONG-TERM DEBT

ONEOK Partners Debt Issuance - In March 2015, ONEOK Partners completed an underwritten public offering of $800 million of senior notes, consisting of $300 million, 3.8 percent senior notes due 2020 and $500 million, 4.9 percent senior notes due 2025. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were approximately$792.3 million. ONEOK Partners used the proceeds to repay amounts outstanding under its commercial paper program and for general partnership purposes.

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

ONEOK Partners may redeem its 3.8 percent senior notes due 2020 and its 4.9 percent senior notes due 2025 from the March 2015 offering at par, plus accrued and unpaid interest to the redemption date, starting one month and three months, respectively, before their maturity dates. Prior to these dates, ONEOK Partners may redeem these notes, in whole or in part, at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium. The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date. ONEOK Partners’ senior notes are senior unsecured obligations, ranking equally in right of payment with all of ONEOK Partners’ existing and future unsecured senior indebtedness, and structurally subordinate to any of the existing and future debt and other liabilities of any ONEOK Partners’ nonguarantor subsidiaries.

ONEOK Partners Debt Maturity - ONEOK Partners’ $650 million, 3.25 percent senior notes mature on February 1, 2016. The carrying amount of these notes is reflected in current portion of long-term debt in our Consolidated Balance Sheet as of March 31, 2015.

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

ONEOK Debt Repayment - ONE Gas made a cash payment to us of approximately $1.13 billion from the proceeds of the ONE Gas senior notes offering. In February 2014, we retired approximately $152.5 million of the 4.25 percent senior notes due in 2022 through a tender offer. The total amount paid was approximately $150 million.

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

The following table sets forth the changes in equity attributable to us and our noncontrolling interests, including other comprehensive income, net of tax, for the periods indicated:

	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
	ONEOK Shareholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity	ONEOK Shareholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
Beginning balance	$592,115	$3,413,768	$4,005,883	$2,337,851	$2,507,329	$4,845,180
Net income	60,800	34,893	95,693	93,515	112,996	206,511
Other comprehensive income (loss)	(3,539)	(15,086)	(18,625)	8,685	(17,309)	(8,624)
Common stock issued	3,800	—	3,800	7,579	—	7,579
Common stock dividends	(126,053)	—	(126,053)	(83,275)	—	(83,275)
Issuance of common units of ONEOK Partners	7,261	59,012	66,273	10,996	41,846	52,842
Distribution of ONE Gas to shareholders	—	—	—	(1,747,424)	—	(1,747,424)
Distributions to noncontrolling interests	—	(129,457)	(129,457)	—	(101,655)	(101,655)
Other	(4,226)	—	(4,226)	(43,427)	—	(43,427)
Ending balance	$530,158	$3,363,130	$3,893,288	$584,500	$2,543,207	$3,127,707

Dividends - Dividends paid on our common stock to shareholders of record at the close of business on January 30, 2015, were $0.605 per share.  A dividend of $0.605 per share was declared for shareholders of record at the close of business on April 30, 2015, payable May 15, 2015.

See Note L for a discussion of ONEOK Partners’ issuance of common units and distributions to noncontrolling interests.

H.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the balance in accumulated other comprehensive income (loss) for the period indicated:

	Unrealized Gains (Losses) on Energy Marketing and Risk-Management Assets/Liabilities (a)	Unrealized Holding Gains (Losses) on Investment Securities (a)	Pension and Postretirement Benefit Plan Obligations (a) (b)	Accumulated Other Comprehensive Income (Loss) (a)
	(Thousands of dollars)
January 1, 2015	$(37,349)	$955	$(99,959)	$(136,353)
Other comprehensive income (loss) before reclassifications	(2,864)	(955)	19	(3,800)
Amounts reclassified from accumulated other comprehensive income (loss)	(2,158)	—	2,419	261
Net current period other comprehensive income (loss) attributable to ONEOK	(5,022)	(955)	2,438	(3,539)
March 31, 2015	$(42,371)	$—	$(97,521)	$(139,892)
(a) All amounts are presented net of tax.
(b) Includes amounts related to supplemental executive retirement plan.

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) in our Consolidated Statements of Income for the periods indicated:

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended		Affected Line Item in the Consolidated Statements of Income
	March 31,
	2015	2014
	(Thousands of dollars)
Unrealized (gains) losses on energy marketing and risk-management assets/liabilities
Commodity contracts	$(14,172)	$26,419	Commodity sales revenues
Interest-rate contracts	3,717	11,321	Interest expense
	(10,455)	37,740	Income before income taxes
	1,225	(7,896)	Income tax expense
	(9,230)	29,844	Income from continuing operations
	—	7,683	Income (loss) from discontinued operations
	(9,230)	37,527	Net income
Noncontrolling interest	(7,072)	17,109	Less: Net income attributable to noncontrolling interest
	$(2,158)	$20,418	Net income (loss) attributable to ONEOK

Pension and postretirement benefit plan obligations (a)
Amortization of net loss	$4,423	$3,963
Amortization of unrecognized prior service cost	(392)	(367)
	4,031	3,596	Income before income taxes
	(1,612)	(1,438)	Income tax expense
	2,419	2,158	Income from continuing operations
	—	1,648	Income from discontinued operations
	$2,419	$3,806	Net income attributable to ONEOK

Total reclassifications for the period attributable to ONEOK	$261	$24,224	Net income attributable to ONEOK
(a) These components of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost. See Note J for additional detail of our net periodic benefit cost.

I.	EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended March 31, 2015
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$60,944	209,874	$0.29
Diluted EPS from continuing operations
Effect of dilutive securities	—	593
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$60,944	210,467	$0.29

	Three Months Ended March 31, 2014
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$91,741	209,130	$0.44
Diluted EPS from continuing operations
Effect of dilutive securities	—	1,036
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$91,741	210,166	$0.44

J.	EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and postretirement benefit plans for our continuing operations for the periods indicated:

	Pension Benefits
	Three Months Ended
	March 31,
	2015	2014
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$1,887	$1,822
Interest cost	4,546	4,628
Expected return on assets	(5,213)	(4,935)
Amortization of unrecognized prior service cost	23	48
Amortization of net loss	3,987	3,755
Net periodic benefit cost	$5,230	$5,318

	Postretirement Benefits
	Three Months Ended
	March 31,
	2015	2014
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$186	$179
Interest cost	586	611
Expected return on assets	(564)	(555)
Amortization of unrecognized prior service cost	(415)	(415)
Amortization of net loss	436	208
Net periodic benefit cost	$229	$28

K.	UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments - The following table sets forth ONEOK Partners’ equity in net earnings from investments for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
	(Thousands of dollars)
Share of investee earnings
Northern Border Pipeline	$19,702	$23,409
Overland Pass Pipeline Company	6,887	4,731
Other	4,332	5,519
Equity in net earnings from investments	$30,921	$33,659

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of ONEOK Partners’ unconsolidated affiliates for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
	(Thousands of dollars)
Income Statement
Operating revenues	$129,581	$155,279
Operating expenses	$57,579	$71,679
Net income	$66,359	$78,673

Distributions paid to ONEOK Partners	$39,429	$35,070

ONEOK Partners incurred expenses in transactions with unconsolidated affiliates of $19.9 million and $14.2 million for the three months ended March 31, 2015 and 2014, respectively, primarily related to Overland Pass Pipeline Company and Northern Border Pipeline Company. Accounts payable to ONEOK Partners’ equity method investees at March 31, 2015, and December 31, 2014, were $7.4 million and $20.5 million, respectively.

Powder River Basin Equity Method Investments - Crude oil and natural gas producers have primarily focused their development efforts on crude oil and NGL-rich supply basins rather than areas with dry natural gas production, such as the coal-bed methane areas in the Powder River Basin.  The reduced coal-bed methane development activities and natural production declines in the dry natural gas formations of the Powder River Basin have resulted in lower natural gas volumes available to be gathered.  While the reserve potential in the dry natural gas formations of the Powder River Basin still exists, future drilling and development in this area will be affected by commodity prices and producers’ alternative prospects.

We expect the energy commodity price environment to remain depressed for at least the near term. The current commodity price environment has caused crude oil and natural gas producers to reduce drilling for crude oil and natural gas, which we expect will slow volume growth or reduce volumes of natural gas delivered to systems owned by ONEOK Partners’ Powder River Basin equity method investments. A continued decline in volumes gathered in the coal-bed methane area of the Powder River Basin may reduce ONEOK Partners’ ability to recover the carrying value of its equity investments in this area and could result in noncash charges to earnings. The net book value of ONEOK Partners’ equity method investments in this dry natural gas area is $215.3 million, which includes $130.5 million of equity method goodwill.

L.	ONEOK PARTNERS

Ownership Interest in ONEOK Partners - Our ownership interest in ONEOK Partners is shown in the table below at March 31, 2015:

General partner interest	2.0%
Limited partner interest (a)	35.6%
Total ownership interest	37.6%
(a) - Represents 19.8 million common units and approximately 73.0 million Class B units, which are convertible, at our option, into common units.

Equity Issuances - ONEOK Partners has an “at-the-market” equity program for the offer and sale from time to time of its common units, up to an aggregate amount of $650 million. The program allows ONEOK Partners to offer and sell its common units at prices it deems appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions, or as otherwise agreed to between ONEOK Partners and the sales agent. ONEOK Partners is under no obligation to offer and sell common units under the program. At March 31, 2015, ONEOK Partners had approximately $443 million of registered common units available for issuance under its “at-the-market” equity program.

During the three months ended March 31, 2015, ONEOK Partners sold approximately 1.7 million common units through its “at-the-market” equity program. The net proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $71.6 million, which were used for general partnership purposes.

As a result of these transactions, our aggregate ownership interest in ONEOK Partners decreased to 37.6 percent at March 31, 2015, from 37.8 percent at December 31, 2014.

During the three months ended March 31, 2014, ONEOK Partners sold 1.1 million common units through the “at-the-market” program that resulted in net proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, of approximately $56.5 million and used the proceeds for general partnership purposes.

We account for the difference between the carrying amount of our investment in ONEOK Partners and the underlying book value arising from issuance of common units by ONEOK Partners as an equity transaction.  If ONEOK Partners issues common units at a price different than our carrying value per unit, we account for the premium or deficiency as an adjustment to paid-in capital. As a result of ONEOK Partners’ issuance of common units, we recognized an increase to paid-in capital of approximately $7.3 million, net of taxes, for the three months ended March 31, 2015.

Cash Distributions - We receive distributions from ONEOK Partners on the common and Class B units we own and the 2 percent general partner interest, which includes our incentive distribution rights.  Under ONEOK Partners’ partnership agreement, as amended, distributions are made to the partners with respect to each calendar quarter in an amount equal to 100 percent of available cash as defined in the Partnership Agreement, as amended.  Available cash generally will be distributed 98 percent to limited partners and 2 percent to the general partner.  The general partner’s percentage interest in quarterly distributions is increased after certain specified target levels are met during the quarter.  Under the incentive distribution provisions, as set forth in the Partnership Agreement the general partner receives:

•	15 percent of amounts distributed in excess of $0.3025 per unit;

•	25 percent of amounts distributed in excess of $0.3575 per unit; and

•	50 percent of amounts distributed in excess of $0.4675 per unit.

In April 2015, a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) was declared for the first quarter 2015 and will be paid on May 15, 2015, to unitholders of record at the close of business on April 30, 2015.

The following table shows ONEOK Partners’ distributions paid in the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
	(Thousands, except per unit amounts)
Distribution per unit	$0.79	$0.73

General partner distributions	$5,914	$4,849
Incentive distributions	89,279	68,255
Distributions to general partner	95,193	73,104
Limited partner distributions to ONEOK	73,302	67,737
Limited partner distributions to noncontrolling interest	127,211	101,655
Total distributions paid	$295,706	$242,496

The following table shows ONEOK Partners’ distributions declared for the periods indicated and paid within 45 days of the end of the period:

	Three Months Ended
	March 31,
	2015	2014
	(Thousands, except per unit amounts)
Distribution per unit	$0.79	$0.745

General partner distributions	$5,955	$5,011
Incentive distributions	89,889	71,911
Distributions to general partner	95,844	76,922
Limited partner distributions to ONEOK	73,302	69,127
Limited partner distributions to noncontrolling interest	128,583	104,506
Total distributions declared	$297,729	$250,555

West Texas LPG Acquisition - In November 2014, ONEOK Partners completed the acquisition of an 80 percent interest in the West Texas LPG Pipeline Limited Partnership and a 100 percent interest in the Mesquite Pipeline for approximately $800 million from affiliates of Chevron Corporation. We accounted for this acquisition as a business combination which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition-date fair values. Our consolidated balance sheets as of March 31, 2015, and December 31, 2014, reflect the preliminary purchase price allocation based on available information, which is subject to customary adjustments, including working capital. ONEOK Partners is reviewing the valuation to determine the final purchase price allocation. See Note C in the Notes to Consolidated Financial Statements in our Annual Report for additional information on this acquisition.

Relationship - We consolidate ONEOK Partners in our consolidated financial statements; however, we are restricted from the assets and cash flows of ONEOK Partners except for the distributions we receive. Distributions are declared quarterly by ONEOK Partners GP based on the terms of the Partnership Agreement. See Note N for more information on ONEOK Partners’ results.

Affiliate Transactions - We provide a variety of services to our affiliates, including cash management and financial services, employee benefits, legal and administrative services by our employees and management, insurance and office space leased in our headquarters building and other field locations.  Where costs are incurred specifically on behalf of an affiliate, the costs are billed directly to the affiliate by us.  In other situations, the costs may be allocated to the affiliates through a variety of methods, depending upon the nature of the expenses and the activities of the affiliates.  Beginning in the second quarter 2014, we allocate substantially all of our general overhead costs to ONEOK Partners as a result of the separation of our natural gas distribution business and the wind down of our energy services business in the first quarter 2014.  For the first quarter 2014, it is not practicable to determine what these general overhead costs would have been on a stand-alone basis.

The following table shows ONEOK Partners’ transactions with us for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
	(Thousands of dollars)
Revenues	$—	$53,526
Expenses
Cost of sales and fuel	$—	$10,835
Administrative and general expenses	89,528	77,246
Total expenses	$89,528	$88,081

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

Environmental Matters - ONEOK Partners is subject to multiple historical preservation, wildlife preservation and environmental laws and/or regulations that affect many aspects of our present and future operations.  Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetland preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require ONEOK Partners to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals.  Failure to comply with these laws, regulations, licenses and permits may expose ONEOK Partners to fines, penalties and/or interruptions in its operations that could be material to our results of operations. For example, if a leak or spill of hazardous substances or petroleum products occurs from pipelines or facilities that ONEOK Partners owns, operates or otherwise uses, ONEOK Partners could be held jointly and severally liable for all resulting liabilities, including response, investigation and cleanup costs, which could affect materially our results of operations and cash flows.  In addition, emissions controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at ONEOK Partners’ facilities.  We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to ONEOK Partners.

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

ONEOK Partners’ expenditures for environmental assessment, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and its expenditures related to environmental matters have had no material effects on earnings or cash flows during the three months ended March 31, 2015 and 2014.

In April 2014, the EPA and the United States Army Corps of Engineers proposed a joint rule-making to redefine the definition of “Waters of the United States” under the Clean Water Act. The public comment period on the proposed rule-making has closed, and the publication of the final rule-making has not yet occurred. The impact of any such proposed regulatory actions on our projects, facilities and operations is unknown.

The EPA’s “Tailoring Rule” regulates greenhouse gas (GHG) emissions at new or modified facilities that meet certain criteria. Affected facilities are required to review best available control technology (BACT), conduct air-quality analysis, impact analysis and public reviews with respect to such emissions.  At current emission threshold levels, this rule has had a minimal impact on ONEOK Partners’ existing facilities.  In addition, on June 23, 2014, the Supreme Court of the United States (Supreme Court), in a case styled, Utility Air Regulatory Group v. EPA, 530 U.S. (2014), held that an industrial facility’s potential to emit GHG emissions alone cannot subject a facility to the permitting requirements for major stationary source provisions of the Clean Air Act. The decision invalidated the EPA’s current Triggering and Tailoring Rule for GHG Prevention of Significant Deterioration (PSD) and Title V requirements as applied to facilities considered major sources only for GHGs. However, the Supreme Court also ruled that to the extent a source pursues a capital project (new construction or expansion of existing facility), which otherwise subjects the source to major source PSD permitting for conventional criteria pollutants, the permitting authorities may impose BACT analysis and emission limits for GHGs from those sources.

In April 2015, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit), on remand from the Supreme Court, issued its further Order following the Supreme Court’s decision in Utility Air Regulatory Group v. EPA. The D.C. Circuit’s Order included the following: (1) it formally vacated EPA regulations implementing the Tailoring Rule to the extent that they require a stationary source to obtain a PSD or Title V permit based solely on the source’s GHG emissions; and (2) ordered EPA to consider whether any further revisions to its regulations are appropriate in light of the Supreme Court’s decision. ONEOK Partners is in the process of evaluating the D.C. Circuit decision and will monitor the further EPA rule-makings to determine what, if any, impact it will have on its existing operations and the opportunities it creates for design decisions for new project applications.

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

Proposed amendments to the rule were published in March 2015. The EPA has indicated that further amendments may be issued in 2015. Based on the amendments, our understanding of pending stakeholder responses to the NSPS rule and the proposed rule-making, we do not anticipate a material impact to ONEOK Partners’ anticipated capital, operations and maintenance costs resulting from compliance with the regulation. However, the EPA may issue additional responses, amendments and/or policy guidance on the final rule, which could alter our present expectations. Generally, the NSPS rule will require expenditures for updated emissions controls, monitoring and record-keeping requirements at affected facilities in the crude oil and natural gas industry. We do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

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

Legal Proceedings - Gas Index Pricing Litigation - As previously reported, ONEOK and its subsidiary, ONEOK Energy Services Company, L.P. (OESC), along with several other energy companies, are defending multiple lawsuits arising from alleged market manipulation or false reporting of natural gas prices to natural gas-index publications alleged to have occurred prior to 2003. On April 10, 2013, the United States Court of Appeals for the Ninth Circuit reversed the summary judgments that had been granted in favor of ONEOK, OESC and other unaffiliated defendants in the following cases: Reorganized FLI, Learjet, Arandell, Heartland and NewPage. The Ninth Circuit also reversed the summary judgment that had been granted in favor of OESC on all state law claims asserted in the Sinclair case. ONEOK, OESC and the other unaffiliated defendants appealed to the United States Supreme Court seeking review of the Ninth Circuit decision. On April 21, 2015, the United States Supreme Court affirmed the decision of the Ninth Circuit. The cases will now be remanded back to the trial court (the United States District Court for the District of Nevada) for further proceedings.

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

Accounting Policies - We evaluate performance based principally on each segment’s operating income and equity earnings. The accounting policies of the segments are described in Note A of the Notes to Consolidated Financial Statements in our Annual Report.  Intersegment and affiliate sales are recorded on the same basis as sales to unaffiliated customers and are discussed further in Note L.  Net margin is comprised of total revenues less cost of sales and fuel.  Cost of sales and fuel includes commodity purchases, fuel, storage and transportation costs. Revenues from sales and services provided by ONEOK Partners to our former natural gas distribution business, which were previously disclosed as intersegment revenues and eliminated in consolidation, are now reported as sales to unaffiliated customers for all periods presented.

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

For the three months ended March 31, 2015, ONEOK Partners had one customer, BP p.l.c., from which it received $184.9 million in total revenues from all of the operating segments, or approximately 10 percent of our consolidated revenues. For the three months ended March 31, 2014, ONEOK Partners had no single customer from which it received 10 percent or more of our consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended March 31, 2015	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations (c)	Total

	(Thousands of dollars)
Sales to unaffiliated customers	$288,016	$1,434,813	$81,930	$547	$1,805,306
Intersegment revenues	167,607	61,279	1,619	(230,505)	—
Total revenues	$455,623	$1,496,092	$83,549	$(229,958)	$1,805,306
Net margin	$124,692	$267,227	$69,123	$400	$461,442
Operating costs	69,209	82,246	27,242	321	179,018
Depreciation and amortization	35,797	39,294	10,756	108	85,955
Gain (loss) on sale of assets	1	(8)	1	—	(6)
Operating income	$19,687	$145,679	$31,126	$(29)	$196,463
Equity in net earnings from investments	$4,239	$6,980	$19,702	$—	$30,921
Investments in unconsolidated affiliates	$255,419	$483,257	$385,528	$—	$1,124,204
Total assets	$4,887,940	$8,106,767	$1,807,978	$730,388	$15,533,073
Noncontrolling interests in consolidated subsidiaries	$4,156	$162,958	$—	$3,196,016	$3,363,130
Capital expenditures	$255,301	$73,466	$9,592	$5,488	$343,847
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $209.8 million, of which $165.3 million was related to sales within the segment, net margin of $124.1 million and operating income of $64.9 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $69.3 million, net margin of $60.9 million and operating income of $27.4 million.
(c) - Other and Eliminations includes assets of discontinued operations of $36.8 million.

Three Months Ended March 31, 2014	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations (c)	Total

	(Thousands of dollars)
Sales to unaffiliated customers	$347,016	$2,670,655	$91,106	$993	$3,109,770
Sales to affiliated customers	41,214	—	12,312	—	53,526
Intersegment revenues	373,895	41,157	1,375	(416,427)	—
Total revenues	$762,125	$2,711,812	$104,793	$(415,434)	$3,163,296
Net margin	$153,554	$268,978	$93,489	$(5,394)	$510,627
Operating costs	64,824	65,102	27,462	(8,277)	149,111
Depreciation and amortization	28,842	27,078	10,815	679	67,414
Gain (loss) on sale of assets	(19)	(48)	(83)	165	15
Operating income	$59,869	$176,750	$55,129	$2,369	$294,117
Equity in net earnings from investments	$5,486	$4,764	$23,409	$—	$33,659
Investments in unconsolidated affiliates	$333,054	$489,120	$406,880	$—	$1,229,054
Total assets	$4,048,332	$6,861,829	$1,848,594	$894,379	$13,653,134
Noncontrolling interests in consolidated subsidiaries	$4,597	$—	$—	$2,538,610	$2,543,207
Capital expenditures	$122,891	$273,063	$6,627	$26,944	$429,525
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $135.8 million, of which $111.6 million was related to sales within the segment, net margin of $84.7 million and operating income of $45.1 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $81.3 million, net margin of $68.6 million and operating income of $35.1 million.
(c) - Other and Eliminations includes assets and capital expenditures of discontinued operations of $179.6 million and $23.9 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.

RECENT DEVELOPMENTS

Ownership of ONEOK Partners - ONEOK and its subsidiaries own all of the general partner interest and a portion of the limited partner interests, which, together, represent a 37.6 percent ownership interest at March 31, 2015, in ONEOK Partners (NYSE: OKS), one of the largest publicly traded master limited partnerships.

Market Conditions - Due in part to the rapid growth in crude oil production in the United States, the global supply of crude oil exceeded demand and led to a dramatic fall in crude oil prices in the fourth quarter 2014, which continued into the first quarter 2015. The decline in crude oil prices has also contributed to lower NGL product prices, as well as narrow NGL product price differentials. Additionally, the rapid growth in domestic natural gas production has led to a decline in natural gas prices. A weakened and volatile commodity price environment, which is due to factors beyond our control, is creating challenges for ONEOK Partners’ crude oil and natural gas producer customers as they assess their future drilling plans. The energy industry has periodically experienced similar down cycles in the past. We expect this lower commodity price environment to continue through the remainder of 2015, which will impact ONEOK Partners’ net realized prices for natural gas, NGLs and condensate and our financial results.

As a result of lower commodity prices, crude oil and natural gas producers have significantly decreased their capital investments, which combined with production declines has begun to slow natural gas and NGL supply growth. The lower commodity prices and slower volume growth are expected to adversely impact our results of operations and cash flows in 2015, particularly in the Natural Gas Gathering and Processing segment where revenues are derived primarily from POP commodity-based contracts with fee components.

We also expect continued narrow NGL location price differentials, with periods of volatility for certain NGL products, between the Conway, Kansas, and Mont Belvieu, Texas, market centers. We expect this to persist as NGL production continues to increase and new fractionators and pipelines from various NGL-rich shale areas throughout the country, including ONEOK Partners’ growth projects discussed below, have alleviated constraints affecting NGL prices and location price differentials between the two market centers.

Supply growth has resulted in available ethane supplies that are greater than the petrochemical industry’s current demand. Low or unprofitable price differentials between ethane and natural gas have resulted in ethane rejection at most of ONEOK Partners’ and its customers’ natural gas processing plants connected to its natural gas liquids gathering system in the Mid-Continent, Permian and Rocky Mountain regions during 2014 and the first quarter 2015. Through ethane rejection, natural gas processors leave much of the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants. We expect ethane rejection to persist until ethylene producers increase their capacity, with the largest number of additions expected to be completed over the next two to four years, to consume additional ethane feedstock volumes through plant modifications and expansions, and the completion of announced new world-scale ethylene production projects. Ethane rejection is expected to continue to have a significant impact on our financial results through 2017. However, the Natural Gas Liquids segment’s integrated assets enable ONEOK Partners to mitigate partially the impact of ethane rejection through minimum volume commitments, contract modifications that vary fees for ethane and other NGL products, and ONEOK Partners’ ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials in its optimization activities. See additional discussion in the “Financial Results and Operating Information” section.

Commodity Prices - Sharp declines in commodity prices negatively affected our first-quarter financial results. WTI crude oil prices declined to less than $50.00 per barrel in the first quarter 2015, compared with approximately $100.00 in the first quarter 2014. NYMEX natural gas prices also declined to less than $3.00 per MMBtu in the first quarter 2015, compared with approximately $5.00 per MMBtu in the first quarter 2014. OPIS Conway propane prices averaged less than $0.50 per gallon in the first quarter 2015, compared with prices averaging more than $1.50 per gallon in the first quarter 2014. We expect lower commodity prices to persist throughout the remainder of 2015.

While weather conditions typically impact commodity prices, with colder weather causing higher natural gas and propane prices due to higher seasonal demand, the first quarter 2014 experienced significantly higher prices and volatility due to severely cold weather, compared with the first quarter 2015. Beginning in the fourth quarter 2013, we experienced high propane demand for crop drying and increased heating due to much colder than normal weather that continued into the first quarter 2014. In response to this increased demand, propane prices increased significantly at the Mid-Continent market center at Conway, Kansas, compared with the Gulf Coast market center at Mont Belvieu, Texas, for the three months ended March 31, 2014. The price of propane in the Mid-Continent market and the wider location price differentials between the Mid-Continent and Gulf Coast market centers peaked in late January 2014 and returned to historical levels by the end of February 2014 as supply and demand balanced.

ONEOK Partners’ Growth Projects - Through 2014, crude oil and natural gas producers continued to drill for crude oil and NGL-rich natural gas in many regions where ONEOK Partners has operations, including the Bakken Shale and Three Forks formations in the Williston Basin; the Niobrara Shale and other formations in the Powder River Basin; in the Cana-Woodford Shale, Woodford Shale, Mississippian Lime, Springer Shale, Stack and SCOOP areas in the Mid-Continent region and in the Permian Basin. In response to this continued production of crude oil, natural gas and NGLs, and higher demand for NGL products from the petrochemical industry, ONEOK Partners has completed growth projects and acquisitions totaling approximately $6.0 billion from 2010 through the first quarter 2015, and it has approximately $2.0 billion to $2.8 billion of projects in various stages of construction to meet the needs of crude oil and natural gas producers and processors in these regions, as well as enhance its natural gas liquids fractionation, distribution and storage infrastructure in the Gulf Coast region. The execution of these capital investments aligns with ONEOK Partners’ strategy to generate consistent growth and sustainable earnings. ONEOK Partners’ acreage dedications and contractual commitments from crude oil and natural gas producers and natural gas processors in regions associated with its growth projects are expected to provide incremental cash flows and long-term fee-based earnings.

While reduced crude oil and natural gas producer drilling activity is expected to continue to slow supply growth, we expect ONEOK Partners to complete its previously announced projects to meet crude oil and natural gas producers’ demand for its gathering, processing fractionation and transportation services. However, ONEOK Partners has suspended capital expenditures for certain natural gas processing plants and related infrastructure to align with the needs of its customers. We expect ONEOK Partners to resume its suspended capital-growth projects as soon as market conditions improve. If the current commodity price environment persists for a prolonged period, it may further impact the timing or demand for additional ONEOK Partners infrastructure projects or growth opportunities in the future.

See discussion of ONEOK Partners’ growth projects in the “Financial Results and Operating Information” section in the Natural Gas Gathering and Processing and Natural Gas Liquids segments.

Roadrunner Gas Transmission - In March 2015, ONEOK Partners entered into a 50-50 joint venture named Roadrunner Gas Transmission, LLC (Roadrunner) with a subsidiary of Fermaca Infrastructure B.V. (Fermaca), a Mexico City-based natural gas infrastructure company, to construct a pipeline to transport natural gas from the Permian Basin in West Texas to the Mexican border near El Paso. The pipeline will connect with ONEOK Partners’ existing natural gas pipeline and storage infrastructure in Texas and is expected to create a platform for future cross-border development opportunities. These integrated assets are also expected to provide markets in Mexico access to upstream supply basins in West Texas and the Mid-Continent region, which adds location and price diversity to their supply mix and supports Mexico’s national electric utility Comisión Federal de Electricidad’s (CFE) plan to replace fuel oil-based power plants with natural gas-fueled power plants, which are more economical and produce fewer GHG emissions. The estimated total cost of the project is approximately $450 million to $500 million. ONEOK Partners expects to make equity contributions of approximately $50 million in 2015.

See additional discussion in the “Financial Results and Operating Information” section in the Natural Gas Pipelines segment.

Dividends/Distributions - We declared a quarterly dividend of $0.605 per share ($2.42 per share on an annualized basis) in April 2015.  ONEOK Partners declared a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) in April 2015 for the first quarter 2015. The quarterly dividend and distribution will be paid May 15, 2015, to shareholders and unitholders of record at the close of business on April 30, 2015.

ONEOK Partners Debt Issuance - In March 2015, ONEOK Partners completed an underwritten public offering of $800 million of senior notes, generating net proceeds of approximately $792.3 million. ONEOK Partners used the proceeds to repay amounts outstanding under its commercial paper program and for general partnership purposes.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2015 vs. 2014
Financial Results	2015	2014	Increase (Decrease)
	(Millions of dollars)
Revenues
Commodity sales	$1,435.7	$2,806.7	$(1,371.0)	(49%)
Services	369.6	356.6	13.0	4%
Total revenues	1,805.3	3,163.3	(1,358.0)	(43%)
Cost of sales and fuel	1,343.9	2,652.7	(1,308.8)	(49%)
Net margin	461.4	510.6	(49.2)	(10%)
Operating costs	179.0	149.1	29.9	20%
Depreciation and amortization	85.9	67.4	18.5	27%
Operating income	$196.5	$294.1	$(97.6)	(33%)
Equity in net earnings from investments	$30.9	$33.7	$(2.8)	(8%)
Interest expense	$(96.8)	$(94.9)	$1.9	2%
Income from continuing operations	$95.8	$204.7	$(108.9)	(53)%
Net income attributable to noncontrolling interests	$34.9	$113.0	$(78.1)	(69)%
Net income attributable to ONEOK	$60.8	$93.5	$(32.7)	(35)%
Capital expenditures (a)	$343.8	$429.5	$(85.7)	(20)%
(a) - Includes capital expenditures of discontinued operations of $23.9 million for the three months ended March 31, 2014.

Commodity sales revenues decreased for the three months ended March 31, 2015, compared with the same period in 2014, due to higher propane and natural gas prices as well as wider NGL location and product price differentials experienced in the first quarter 2014 as a result of unusually high weather-related seasonal demand and a sharp decline in commodity prices in the fourth quarter 2014. The lower commodity price environment continued into the first quarter 2015 resulting in lower revenues and lower cost of sales and fuel for the three months ended March 31, 2015, compared with the same period in 2014. This price decrease was offset partially by increases from higher gathered and processed volumes in the Natural Gas Gathering and Processing segment and higher NGLs transported on gathering lines in the Natural Gas Liquids segment for the three months ended March 31, 2015, compared with the same period in 2014.

Services revenues increased for the three months ended March 31, 2015, compared with the same period in 2014, due to higher natural gas and NGL volumes from ONEOK Partners’ recently completed capital projects in the Natural Gas Gathering and Processing and Natural Gas Liquids segments.

For the three months ended March 31, 2015, ONEOK Partners had one customer, BP p.l.c., from which it received $184.9 million in total revenues from all of the operating segments, or approximately 10 percent of our consolidated revenues.

Operating costs and depreciation and amortization expense increased for the three months ended March 31, 2015, compared with the same period in 2014, due primarily to the growth of ONEOK Partners’ operations related to its completed capital projects and acquisitions.

Equity in net earnings from investments decreased for the three months ended March 31, 2015, compared with the same period in 2014, due primarily to decreased park-and-loan services on Northern Border Pipeline as a result of increased weather-related seasonal demand in the first quarter 2014.

Interest expense increased for the three months ended March 31, 2015, compared with the same period in 2014, due primarily to higher short-term borrowings and rates, lower capitalized interest due to capital growth projects completed and placed in service in 2014 and interest costs for ONEOK Partners due to an $800 million debt issuance in March 2015. This increase was offset partially by write-offs in the first quarter 2014 of approximately $7.7 million due to the discontinuance of cash flow hedge treatment for interest-rate swaps related to early retirement of long-term debt, $2.9 million related to amortization of previous credit agreement issuance costs related to reducing the borrowing capacity of the credit agreement, and decreased interest expense from the early retirement of approximately $553 million of ONEOK’s long-term debt in the first quarter 2014.

Income tax expense increased for the three months ended March 31, 2015, compared with the same period in 2014, due primarily to a net $26.4 million reduction in deferred income tax expense in the first quarter 2014 as a result of the separation of our former natural gas distribution business and the wind down of the energy services business, offset partially by lower income before taxes in the first quarter 2015.

Net income attributable to noncontrolling interests, which reflects primarily the portion of ONEOK Partners that we do not own, decreased for the three months ended March 31, 2015, compared with the same period in 2014, due primarily to lower earnings at ONEOK Partners.

Capital expenditures decreased for the three months ended March 31, 2015, compared with the same period in 2014, due to the completion of several large projects in 2014. Additionally, the three months ended March 31, 2014, include one month of capital expenditures from our former natural gas distribution business prior to the separation on January 31, 2014.

Additional information regarding our financial results and operating information is provided in the following discussion for each of the segments.

Natural Gas Gathering and Processing

Overview - The Natural Gas Gathering and Processing segment provides nondiscretionary services to crude oil and natural gas producers that include gathering and processing of natural gas produced from crude oil and natural gas wells. Unprocessed natural gas is compressed and gathered through pipelines and transported to processing facilities where volumes are aggregated, treated and processed to remove water vapor, solids and other contaminants, and to extract NGLs in order to provide marketable natural gas, commonly referred to as residue gas.  The residue gas, which consists primarily of methane, is compressed and delivered to natural gas pipelines for transportation to end users. When the NGLs are separated from the unprocessed natural gas at the processing plants, the NGLs are typically in the form of a mixed, unfractionated NGL stream that is delivered to natural gas liquids gathering pipelines for transportation to natural gas liquids fractionators.

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

Revenues for this segment are derived primarily from POP contracts with fee-based components and fee-based contracts. Under a POP contract with fee-based components, ONEOK Partners retains a percentage of the proceeds from the sale of residue natural gas, condensate and/or NGLs, and charges fees for gathering, treating, compressing and processing the producer’s natural gas. With a fee-based contract, ONEOK Partners is paid a fee for the services it provides, based on volumes gathered, processed, treated and/or compressed.

We expect ONEOK Partners’ capital projects will continue to generate additional revenues, earnings and cash flows as they are completed. Natural gas liquids, natural gas and crude oil commodity price sensitivity within this segment may increase in the future as ONEOK Partners’ capital projects are completed and volumes increase under POP contracts with a fee-based component with its customers. ONEOK Partners uses commodity derivative instruments and physical-forward contracts to reduce its near-term sensitivity to fluctuations in the natural gas, crude oil and NGL prices received for its share of volumes. ONEOK Partners is actively pursuing opportunities to convert its POP contracts to fee-based contracts or increase the fee components in its POP contracts.

The significant growth in the development of crude oil and NGL-rich natural gas in the Williston Basin has caused natural gas production to exceed the capacity of existing natural gas gathering and processing infrastructure, which results in the flaring of natural gas (the controlled burning of natural gas at the wellhead) by many crude oil and natural gas producers. In July 2014, the North Dakota Industrial Commission approved a policy designed to limit flaring at existing and future crude oil wells in the Williston Basin. The policy establishes crude oil production limits that will take effect if a producer fails to meet requirements to capture natural gas at the wellhead. ONEOK Partners is constructing additional natural gas gathering pipelines, compression and processing plants, and natural gas liquids pipeline capacity that are expected to help alleviate capacity constraints.

We expect ONEOK Partners’ natural gas gathered and processed volumes to continue to grow in 2015, despite reductions in crude oil and natural gas producer drilling activity. Volumes are expected to increase in the Williston Basin due to the following:

•	ONEOK Partners’ opportunity to capture additional natural gas currently being flared by producers;

•	the connection of wells that have been drilled but not yet completed or connected to our systems;

•
producers focusing their drilling in higher return areas, in which ONEOK Partners has significant gathering and processing assets, which typically produce at higher initial production rates compared with noncore areas;

•	the use by producers of more efficient rigs, which are capable of drilling at a faster rate;

•	continued improvements in production results by producers due to enhanced completion techniques; and

•	increased compression on our gathering systems.

In the Mid-Continent region, we expect a large producer customer to drill in the first half of 2015 with well completions and increased production occurring in the second half of 2015. The additional volumes from these new wells are expected to offset partially the natural declines of existing production in this region.

Growth Projects - Beginning in 2010, the Natural Gas Gathering and Processing segment is investing approximately $4.0 billion to $4.7 billion in growth projects in NGL-rich areas in the Williston Basin, the Powder River Basin, the Cana-Woodford Shale, the Springer Shale, the Stack and the SCOOP areas that we expect will enable it to meet the growing needs of crude oil and natural gas producers in those areas. Nearly all of the new natural gas production is from horizontally drilled and completed wells in unconventional resource areas. These wells tend to produce volumes at higher initial production rates resulting generally in higher initial decline rates than conventional vertical wells; however, the decline rates flatten out over time. These wells are expected to have long productive lives.

ONEOK Partners has completed approximately $2.2 billion of the growth projects and acquisitions in this segment from 2010 through the first quarter 2015, which include the following projects completed in 2014:

Completed Projects	Location	Capacity	Approximate Costs (a)	Completion Date
(In millions)
Rocky Mountain Region
Garden Creek II processing plant and infrastructure	Williston Basin	100 MMcf/d	$300-$310	August 2014
Garden Creek III processing plant and infrastructure	Williston Basin	100 MMcf/d	$300-$310	October 2014
Mid-Continent Region
Canadian Valley processing plant and infrastructure	Cana-Woodford Shale	200 MMcf/d	$255	March 2014
(a) Excludes AFUDC.

ONEOK Partners has the following natural gas processing plants and related infrastructure in various stages of construction:

Projects in Progress	Location	Capacity	Approximate Costs (a)	Expected Completion Date
(In millions)
Rocky Mountain Region
Sage Creek infrastructure	Powder River Basin	Various	$50	Fourth quarter 2015
Natural gas compression	Williston Basin	100 MMcf/d	$80-$100	Fourth quarter 2015
Lonesome Creek processing plant and infrastructure	Williston Basin	200 MMcf/d	$550-$680	Fourth quarter 2015
Stateline de-ethanizers	Williston Basin	26 MBbl/d	$60-$80	Fourth quarter 2015
Bear Creek processing plant and infrastructure	Williston Basin	80 MMcf/d	$230-$330	Third quarter 2016
Bronco processing plant and infrastructure	Powder River Basin	50 MMcf/d	$130-$200	Suspended
Demicks Lake processing plant and infrastructure	Williston Basin	200 MMcf/d	$475-$670	Suspended
Mid-Continent Region
Knox processing plant and infrastructure	SCOOP	200 MMcf/d	$240-$470	Suspended
Total			$1,815-$2,580
(a) Excludes AFUDC.

As a result of reductions in crude oil and natural gas drilling activities by producers due to the decline in crude oil, natural gas and NGL prices and the expectation of continued slower supply growth, ONEOK Partners has suspended capital expenditures for certain natural gas processing plants and field infrastructure. ONEOK Partners is in a position to quickly resume its suspended capital-growth projects as soon as market conditions improve and its customers’ needs change. If the current commodity price environment persists for a prolonged period, it may further impact the timing or demand for these projects and additional infrastructure projects or growth opportunities in the future.

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

Stateline De-ethanizers - In December 2014, ONEOK Partners announced plans to construct de-ethanizer towers at its Stateline natural gas processing plants, which are located in Williams County, North Dakota. Once completed, the de-ethanizer towers will remove ethane from the natural gas stream, which we expect to then be sold under a long-term, fee-based contract to a customer who plans to transport the ethane on a third-party pipeline.

Bear Creek Plant - In September 2014, ONEOK Partners announced it will construct the Bear Creek natural gas processing plant and related infrastructure, which will be located in Dunn County, North Dakota. The plant and infrastructure will help alleviate pipeline inefficiencies in an area challenged by geographical constraints and severe terrain.

Demicks Lake Plant - In July 2014, ONEOK Partners announced the Demicks Lake natural gas processing plant and related infrastructure, which will be located in northeast McKenzie County, North Dakota, to help further address natural gas gathering and processing constraints in the region. The Demicks Lake Plant is currently suspended but can be quickly resumed as market conditions improve.

Powder River Basin - ONEOK Partners is constructing natural gas gathering and processing assets in the NGL-rich areas of the Powder River Basin, a region with the potential for significant growth in natural gas and NGL production volumes. ONEOK Partners has acreage dedications of approximately 130,000 net acres supporting these projects.

Sage Creek Infrastructure - ONEOK Partners plans to upgrade existing natural gas processing infrastructure and construct new natural gas gathering infrastructure at its Sage Creek plant to meet the growing production of NGL-rich natural gas in this area. ONEOK Partners has supply contracts providing for long-term acreage dedications from crude oil and natural gas producers in the area supporting this project.

Bronco Plant - In September 2014, ONEOK Partners announced the Bronco natural gas processing plant and related natural gas gathering and natural gas liquids infrastructure in Campbell and Converse counties, Wyoming. The plant was originally announced as a 100 MMcf/d facility, but was reduced to 50 MMcf/d due to slower growth in the current low commodity price environment. The Bronco Plant is currently suspended but can be quickly resumed as market conditions improve.

Mid-Continent Region:

Cana-Woodford Shale, Woodford Shale, Springer Shale, Stack and SCOOP areas - ONEOK Partners is constructing natural gas gathering and processing assets to meet the growing production of NGL-rich natural gas in the Cana-Woodford Shale, Woodford Shale, Springer Shale, Stack and SCOOP areas. When ONEOK Partners’ announced projects are completed, its Oklahoma natural gas processing capacity will be approximately 900 MMcf/d. ONEOK Partners has substantial acreage dedications from crude oil and natural gas producers supporting these projects.

Knox Plant - In July 2014, ONEOK Partners announced the Knox natural gas processing plant and related infrastructure, which will be located in Grady and Stephens Counties, Oklahoma. The plant and related infrastructure will gather and process liquids-rich natural gas from the Cana Woodford Shale and the emerging SCOOP area and will be located in close proximity to ONEOK Partners’ existing natural gas gathering and processing assets and natural gas and natural gas liquids pipelines. The Knox Plant is currently suspended but can be quickly resumed as market conditions improve.

For a discussion of ONEOK Partners’ capital expenditure financing, see “Capital Expenditures” in “Liquidity and Capital Resources.”

Selected Financial Results - The Natural Gas Gathering and Processing segment’s operating results for the three months ended March 31, 2015, reflect the benefits from the following projects:

•	the Garden Creek III natural gas processing plant, which was completed in October 2014;

•	the Garden Creek II natural gas processing plant, which was completed in August 2014; and

•	the Canadian Valley natural gas processing plant, which was completed in March 2014.

The completion of the Garden Creek II and Garden Creek III natural gas processing plants resulted in increased natural gas volumes gathered and processed in the Williston Basin, and completion of the Canadian Valley natural gas processing plant resulted in increased natural gas volumes gathered and processed in Oklahoma.

The following table sets forth certain selected financial results for the Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2015 vs. 2014
Financial Results	2015	2014	Increase (Decrease)
	(Millions of dollars)
NGL sales	$148.2	$379.9	$(231.7)	(61%)
Condensate sales	12.0	29.0	(17.0)	(59%)
Residue natural gas sales	221.4	290.1	(68.7)	(24%)
Gathering, compression, dehydration and processing fees and other revenue	74.0	63.2	10.8	17%
Cost of sales and fuel	330.9	608.6	(277.7)	(46%)
Net margin	124.7	153.6	(28.9)	(19%)
Operating costs	69.2	64.9	4.3	7%
Depreciation and amortization	35.8	28.8	7.0	24%
Operating income	$19.7	$59.9	$(40.2)	(67%)
Equity in net earnings from investments	$4.2	$5.5	$(1.3)	(24%)
Capital expenditures	$255.3	$122.9	$132.4	*
* Percentage change is greater than 100 percent

Commodity prices declined sharply in the fourth quarter 2014 and remained at those levels throughout the first quarter 2015. WTI crude oil prices declined to less than $50.00 per barrel in the first quarter 2015, compared with approximately $100.00 in the first quarter 2014. NYMEX natural gas prices also declined to less than $3.00 per MMBtu in the first quarter 2015, compared with approximately $5.00 per MMBtu in the first quarter 2014, which was influenced by unusually high weather-related seasonal demand. We expect lower commodity prices to persist throughout the remainder of 2015. Therefore, we expect crude oil, natural gas and NGL supply growth to continue to slow. As crude oil and natural gas exploration and production capital investment has decreased due to market conditions, crude oil and natural gas producers are focusing their drilling activities on core locations that are most economical to develop and have higher production volumes, which offsets partially the reduction in drilling. The lower commodity price environment is having an adverse impact on the Natural Gas Gathering and Processing segment’s financial results in 2015 compared with 2014.

Net margin decreased for the three months ended March 31, 2015, compared with the same period in 2014, primarily as a result of the following:

•	a decrease of $53.8 million due primarily to lower net realized NGL and condensate prices; offset partially by

•
an increase of $17.0 million due primarily to natural gas volume growth in the Williston Basin and Cana-Woodford Shale resulting in higher natural gas volumes gathered, compressed, processed, transported and sold, higher NGL volumes sold and higher fees; and

•	an increase of $7.9 million due primarily to changes in contract mix.

Operating costs increased for the three months ended March 31, 2015, compared with the same period in 2014, primarily as a result of the completion of ONEOK Partners’ growth projects, which include the following:

•	an increase of $4.3 million in employee-related costs due to higher labor and employee benefit costs; and

•	an increase of $3.0 million in outside services expense; offset partially by

•	a decrease of $2.5 million in materials and supplies.

Depreciation and amortization expense increased for the three months ended March 31, 2015, compared with the same period in 2014, due to the completion of ONEOK Partners’ growth projects.

Capital expenditures increased for the three months ended March 31, 2015, compared with the same period in 2014, due primarily to the timing of expenditures for ONEOK Partners’ growth projects discussed above. ONEOK Partners has suspended certain capital projects as a result of a slower production growth outlook by its crude oil and natural gas producer customers.

Selected Operating Information - The following tables set forth selected operating information for the Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended
	March 31,
Operating Information (a)	2015	2014
Natural gas gathered (BBtu/d)	1,808	1,499
Natural gas processed (BBtu/d) (b)	1,625	1,268
NGL sales (MBbl/d)	108	90
Residue natural gas sales (BBtu/d)	781	567
Realized composite NGL net sales price ($/gallon) (c) (d)	$0.38	$1.05
Realized condensate net sales price ($/Bbl) (c) (e)	$30.02	$76.07
Realized residue gas net sales price ($/MMBtu) (c)	$3.96	$3.60
Average fee rate ($/MMBtu)	$0.35	$0.38
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.
(c) - Includes the impact of hedging activities on ONEOK Partners’ equity volumes.
(d) - Net of transportation and fractionation costs.
(e) - Net of transportation costs.

Natural gas gathered and processed volumes, NGL sales volumes and residue natural gas sales volumes increased during the three months ended March 31, 2015, compared with the same period in 2014, due to the completion of growth projects in the Williston Basin and Mid-Continent areas. The quantity and composition of NGLs and natural gas will continue to change as ONEOK Partners’ new natural gas processing plants in the Williston Basin are placed in service. In March 2014, ONEOK Partners’ Canadian Valley plant in Oklahoma was completed, which has better ethane rejection capabilities than its other processing plants in the Mid-Continent region. As a result, ONEOK Partners’ 2015 equity NGL volumes are expected to be weighted more toward propane due to ethane rejection, and this is expected to continue to increase in the near term.

	Three Months Ended
	March 31,
Equity Volume Information (a)	2015	2014

NGL sales (MBbl/d)	16.8	17.8
Condensate sales (MBbl/d)	3.2	3.5
Residue natural gas sales (BBtu/d)	132.9	88.5
(a) - Includes volumes for consolidated entities only.

Commodity Price Risk - The following tables set forth the Natural Gas Gathering and Processing segment’s hedging information as of April 2015 for its equity volumes for the periods indicated:

	Nine Months Ending December 31, 2015
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (MBbl/d) - Conway/Mont Belvieu	12.0	$0.59	/ gallon	59%
Condensate (MBbl/d) - WTI-NYMEX	3.3	$55.14	/ Bbl	75%
Natural gas (BBtu/d) - NYMEX and basis	118.7	$3.89	/ MMBtu	79%

	Year Ending December 31, 2016
	Volumes Hedged	Average Price		Percentage Hedged
NGLs (MBbl/d) - Conway/Mont Belvieu	1.2	$0.57	/ gallon	6%
Condensate (MBbl/d) - WTI-NYMEX	1.0	$62.10	/ Bbl	20%
Natural gas (BBtu/d) - NYMEX and basis	35.0	$2.98	/ MMBtu	20%

We expect ONEOK Partners’ NGL and natural gas commodity price sensitivity within this segment to increase in the future as capital projects are completed and volumes increase under POP contracts with its customers. ONEOK Partners is actively pursuing opportunities to convert its POP contracts to fee-based contracts or increase the fee component in its POP contracts. The Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at March 31, 2015, excluding the effects of hedging and assuming normal operating conditions. Condensate sales are based on the price of crude oil. We estimate the following:

•	a $0.01 per-gallon change in the composite price of NGLs would change twelve-month forward net margin by approximately $3.1 million;

•	a $1.00 per-barrel change in the price of crude oil would change twelve-month forward net margin by approximately $1.7 million; and

•	a $0.10 per-MMBtu change in the price of residue natural gas would change twelve-month forward net margin by approximately $5.6 million.

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

Powder River Basin Equity Method Investments - Crude oil and natural gas producers have primarily focused their development efforts on crude oil and NGL-rich supply basins rather than in areas with dry natural gas production, such as the coal-bed methane production areas in the Powder River Basin. The reduced coal-bed methane development activities and production declines in the dry natural gas formations of the Powder River Basin have resulted in lower natural gas volumes available to be gathered. While the reserve potential in the dry natural gas formations of the Powder River Basin still exists, future drilling and development in this area will be affected by commodity prices and producers’ alternative prospects.

We expect the energy commodity price environment to remain depressed for at least the near term. The current commodity price environment has caused crude oil and natural gas producers to reduce drilling for crude oil and natural gas, which we expect will slow volume growth or reduce volumes of natural gas delivered to systems owned by ONEOK Partners’ Powder River Basin equity method investments. A continued decline in volumes gathered in the coal-bed methane area of the Powder River Basin may reduce ONEOK Partners’ ability to recover the carrying value of its equity investments in this area and could result in noncash charges to earnings. The net book value of ONEOK Partners’ equity method investments in this dry natural gas area is $215.3 million, which includes $130.5 million of equity method goodwill.

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

•
ONEOK Partners’ optimization and marketing activities utilize its assets, contract portfolio and market knowledge to capture location, product and seasonal price differentials.  It transports NGL products between Conway, Kansas, and Mont Belvieu, Texas, to capture the location price differentials between the two market centers.  Its natural gas liquids storage facilities also are utilized to capture seasonal price variances. A growing portion of its marketing activities serves truck and rail markets.

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

NGL location price differentials have generally remained narrow between the Mid-Continent and Gulf Coast market centers. We expect these narrow NGL price differentials, with periods of volatility for certain NGL products, to continue as new fractionators and pipelines, including ONEOK Partners’ growth projects discussed below, have alleviated constraints that have historically existed between the Conway, Kansas, and Mont Belvieu, Texas, natural gas liquids market centers. In addition, new natural gas liquids pipeline projects constructed by third parties are expected to bring incremental NGL supply from the Rocky Mountain, Marcellus and Utica regions to the Mont Belvieu, Texas, market center that may affect NGL prices, as well as compete with or displace NGL supply volumes from the Mid-Continent and Rocky Mountain regions where ONEOK Partners’ assets are located. The Natural Gas Liquids segment’s capital-growth projects are supported by fee-based contractual commitments that we expect will fill much of its optimization capacity used historically to capture NGL location price differentials between the two market centers.

Supply growth has resulted in available ethane supplies that are greater than the petrochemical industry’s current demand.  As a result, low or unprofitable price differentials between ethane and natural gas have resulted in ethane rejection at most of ONEOK Partners’ and its customers’ natural gas processing plants connected to its natural gas liquids gathering system in the Mid-Continent, Permian and Rocky Mountain regions during 2014 and the first quarter 2015.  Through ethane rejection, natural gas processors leave much of the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants.  We expect ethane rejection to persist until ethylene producers increase their capacity, with the largest number of additions expected to be completed over the next two to four years, to consume additional ethane feedstock volumes through plant modifications and expansions, and the completion of announced new world-scale ethylene production projects.  Ethane rejection is expected to continue to have a significant impact on our financial results through 2017.  However, the Natural Gas Liquids segment’s integrated assets enable ONEOK Partners to mitigate partially the impact of ethane rejection through minimum volume commitments, contract modifications that vary fees for ethane and other NGL products, and ONEOK Partners’ ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials in its optimization activities.  See additional discussion in the “Financial Results and Operating Information” section.

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

Beginning in 2010, the Natural Gas Liquids segment is investing approximately $4.0 billion in NGL-related projects.  These investments will accommodate the transportation and fractionation of growing NGL supply from shale and other resource development areas across ONEOK Partners’ asset base and alleviate infrastructure constraints between the Mid-Continent and Gulf Coast market centers to meet increasing petrochemical industry and NGL export demand in the Gulf Coast. Over time, these growing fee-based NGL volumes are expected to fill much of ONEOK Partners’ natural gas liquids pipeline capacity used historically to capture the NGL location price differentials between the two market centers.

ONEOK Partners has completed approximately $3.9 billion in growth projects in this segment from 2010 through the first quarter 2015, which include the following completed in 2014 and 2015:

Completed Projects	Location	Capacity	Approximate Costs (a)	Completion Date
			(In millions)
Ethane/Propane Splitter	Texas Gulf Coast	40 MBbl/d	$46	March 2014
Sterling III Pipeline and reconfigure Sterling I and II	Mid-Continent Region	193 MBbl/d	$808	March 2014
Bakken NGL Pipeline expansion - Phase I	Rocky Mountain Region	75 MBbl/d	$75-$90	September 2014
Niobrara NGL Lateral	Powder River Basin	90 miles	$70-$75	September 2014
West Texas LPG (b)	Permian Basin	2,600 miles	$800	November 2014
MB-3 Fractionator	Texas Gulf Coast	75 MBbl/d	$520-$540	December 2014
NGL Pipeline and Hutchinson Fractionator infrastructure	Mid Continent Region	95 miles	$110-$125	April 2015
(a) Excludes AFUDC.
(b) Acquisition.

ONEOK Partners has the following projects in various stages of construction:

Projects in Progress	Location	Capacity	Approximate Costs (a)	Expected Completion Date
(In millions)
Bakken NGL Pipeline expansion - Phase II	Rocky Mountain Region	25 MBbl/d	$100	Second quarter 2016
Bear Creek NGL infrastructure	Williston Basin	40 miles	$35-$45	Third quarter 2016
Bronco NGL infrastructure	Powder River Basin	65 miles	$45-$60	Suspended
Demicks Lake NGL infrastructure	Williston Basin	12 miles	$10-$15	Suspended
Total			$190-$220
(a) Excludes AFUDC.

As a result of reductions in crude oil and natural gas drilling activities and our expectation of continued slower supply growth due to the declines in crude oil, natural gas and NGL prices, ONEOK Partners has suspended capital expenditures for certain natural gas liquids infrastructure projects related to planned natural gas processing plants. We expect ONEOK Partners to resume its suspended capital-growth projects as soon as market conditions improve. If the current commodity price environment persists for a prolonged period, it may further impact the timing or demand for these projects and additional infrastructure projects or growth opportunities in the future.

Natural gas liquids pipeline and modification of Hutchinson fractionation infrastructure - ONEOK Partners completed a new 95-mile natural gas liquids pipeline that connects its existing natural gas liquids fractionation and storage facilities in Hutchinson, Kansas, to similar facilities in Medford, Oklahoma. The project also included modifications to existing natural gas liquids fractionation infrastructure at Hutchinson, Kansas, increasing fractionation capacity by 20 MBbl/d to accommodate additional unfractionated NGLs produced in the Williston Basin.

Bakken NGL Pipeline expansion, Phase II - The second expansion will increase the pipeline’s capacity to 160 MBbl/d from the current capacity of 135 MBbl/d.

Bear Creek natural gas liquids infrastructure - ONEOK Partners announced in September 2014 its plan to build new natural gas liquids pipeline infrastructure to connect the Bear Creek natural gas processing plant to its Bakken NGL Pipeline.

Bronco natural gas liquids infrastructure - ONEOK Partners announced in September 2014 its plan to build new natural gas liquids pipeline infrastructure to connect the Bronco natural gas processing plant to its Bakken NGL Pipeline. Due to the suspension of the Bronco Plant, the Bronco natural gas liquids infrastructure is currently suspended but can be quickly resumed as market conditions improve.

Demicks Lake natural gas liquids infrastructure - ONEOK Partners announced in July 2014 its plan to build new natural gas liquids pipeline infrastructure to connect the Demicks Lake natural gas processing plant to its Bakken NGL Pipeline. Due to the suspension of the Demicks Lake Plant, the Demicks Lake natural gas liquids infrastructure is currently suspended but can be quickly resumed as market conditions improve.

For a discussion of ONEOK Partners’ capital expenditure financing, see “Capital Expenditures” in “Liquidity and Capital Resources.”

Selected Financial Results - The Natural Gas Liquids segment’s operating results for the three months ended March 31, 2015, reflect the benefits from the following projects and acquisition:

•	the MB-3 Fractionator, which was completed in December 2014;

•	the West Texas LPG acquisition, which was completed in November 2014;

•	the Bakken NGL Pipeline expansion Phase I, which was completed in September 2014;

•	the Niobrara NGL Lateral, which was completed in September 2014;

•	the Ethane/propane splitter, which was completed in March 2014; and

•	the Sterling III Pipeline and reconfiguration of the Sterling II Pipeline, which were completed in March 2014.

Selected Financial Results - The following table sets forth certain selected financial results for the Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2015 vs. 2014
Financial Results	2015	2014	Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$1,203.0	$2,485.8	$(1,282.8)	(52%)
Exchange service and storage revenues	249.7	202.6	47.1	23%
Transportation revenues	43.4	23.4	20.0	85%
Cost of sales and fuel	1,228.9	2,442.8	(1,213.9)	(50%)
Net margin	267.2	269.0	(1.8)	(1%)
Operating costs	82.2	65.1	17.1	26%
Depreciation and amortization	39.3	27.1	12.2	45%
Operating income	$145.7	$176.8	$(31.1)	(18%)
Equity in net earnings from investments	$7.0	$4.8	$2.2	46%
Capital expenditures	$73.5	$273.1	$(199.6)	(73%)

Crude prices declined sharply in the fourth quarter 2014 and remained relatively low during the first quarter 2015, which impacted NGL prices as NGL prices generally are linked to crude oil prices. These price decreases affected our NGL and condensate sales revenue and cost of sales and fuel.

In the first quarter 2014, ONEOK Partners experienced increased propane demand and price, which impacted its results of operations for the three months ended March 31, 2014. In the fourth quarter 2013, ONEOK Partners experienced high propane demand for crop drying and increased heating demand due to colder than normal weather that continued into the first quarter 2014. In response to increased demand, propane prices at the Mid-Continent market center at Conway, Kansas, increased significantly, compared with propane prices at the Gulf Coast market center at Mont Belvieu, Texas. To help meet the demand and capture the wider location price differentials between these two markets, ONEOK Partners utilized its assets to deliver more propane into the Mid-Continent region from the Gulf Coast region. The price of propane in the Mid-Continent market and the wider location price differentials between the Mid-Continent and Gulf Coast market centers peaked in late January 2014 and returned to historical levels by the end of February 2014 as supply and demand balanced.

Net margin decreased for the three months ended March 31, 2015, compared with the same period in 2014, primarily as a result of the following:

•
a decrease of $73.3 million in optimization and marketing margins, which resulted from a $39.8 million decrease due primarily to significantly narrower NGL location price differentials; a $19.4 million decrease due primarily to narrower realized NGL product price differentials; and a $14.1 million decrease in marketing margins. These decreases relate primarily to the increased demand for propane ONEOK Partners experienced during the first quarter 2014;

•	a decrease of $8.4 million resulting from ethane rejection, which impacted NGL volumes;

•	a decrease of $2.2 million due to higher operational measurement losses; and

•	a decrease of $1.3 million related to lower isomerization volumes, resulting from the narrower NGL product price differential between normal butane and iso-butane; offset partially by

•
an increase of $65.2 million in exchange-services margins, which resulted primarily from increased volumes from recently connected plants in the Williston Basin, Powder River Basin and Mid-Continent region, higher fees for exchange-services activities resulting from contract negotiations, and higher revenues from customers with minimum volume obligations; and

•
an increase of $18.8 million in transportation margins primarily from new volumes from the Permian Basin from the West Texas LPG system which was acquired in November 2014. The impact of freeze-offs due to severely cold weather mitigated partially the first-quarter 2015 results on this system.

Operating costs increased for the three months ended March 31, 2015, compared with the same period in 2014, primarily as a result of the completion of ONEOK Partners’ growth projects and acquisitions, and include the following:

•	an increase of $7.3 million due to higher outside services expenses associated primarily with scheduled maintenance and the growth of operations;

•	an increase of $5.4 million due to higher employee-related costs due primarily to higher labor and employee benefit costs; and

•	an increase of $4.7 million due to higher ad valorem taxes.

Depreciation and amortization expense increased for the three months ended March 31, 2015, compared with the same period in 2014, due to depreciation associated with completed capital projects, including acquisitions.

Equity in net earnings from investments increased for the three months ended March 31, 2015, compared with the same period in 2014, due primarily to higher volumes delivered to Overland Pass Pipeline from the Bakken NGL Pipeline.

Capital expenditures decreased for the three months ended March 31, 2015, compared with the same period in 2014, due primarily to the timing of expenditures for ONEOK Partners’ growth projects discussed above.

Selected Operating Information - The following table sets forth selected operating information for the Natural Gas Liquids segment for the periods indicated:

	Three Months Ended
	March 31,
Operating Information	2015	2014
NGL sales (MBbl/d)	563	563
NGLs transported-gathering lines (MBbl/d) (a)	709	475
NGLs fractionated (MBbl/d) (b)	475	472
NGLs transported-distribution lines (MBbl/d) (a)	388	430
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.01	$0.12
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.

NGLs fractionated increased for the three months ended March 31, 2015, compared with the same period in 2014, due primarily to volumes from recently connected plants in the Williston Basin and Mid-Continent region, offset partially by increased ethane rejection in the Mid-Continent and Rocky Mountain regions.

NGLs transported on gathering lines increased for the three months ended March 31, 2015, compared with the same period in 2014, due primarily to new volumes from the Permian Basin transported on the West Texas LPG system, which was acquired in November 2014, and increased volumes from recently connected plants in the Williston Basin, Powder River Basin and Mid-Continent region, offset partially by increased ethane rejection in the Mid-Continent and Rocky Mountain regions. NGLs transported on the West Texas LPG system were reduced by freeze-offs due to severely cold weather in the Permian Basin.

NGLs transported on distribution lines decreased for the three months ended March 31, 2015, compared with the same period in 2014, due primarily to lower volumes transported for ONEOK Partners’ optimization business due to narrow location price differentials between the Conway and Mont Belvieu market centers in the first quarter 2015, compared with wider location price differentials in the first quarter 2014 related to the weather-related seasonal demand for propane, and increased ethane rejection during the first quarter 2015, offset partially by an increase in volumes delivered to Mont Belvieu for its fee-based contracts due to the completed Sterling III Pipeline, which was placed into service in March 2014.

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

•	Viking Gas Transmission, which is a bi-directional system, interconnects with a TransCanada Corporation pipeline near Emerson, Manitoba, and ANR Pipeline Company near Marshfield, Wisconsin;

•	Guardian Pipeline, which interconnects with several pipelines at the Chicago Hub near Joliet, Illinois, and with local natural gas distribution companies in Wisconsin; and

•	OkTex Pipeline, which has interconnects in Oklahoma, Texas and New Mexico.

This segment’s intrastate natural gas pipeline assets in Oklahoma transport natural gas through the state and have access to the major natural gas producing formations, including the Cana-Woodford Shale, Woodford Shale, Springer Shale, Granite Wash, Stack, SCOOP and Mississippian Lime.  In Texas, its intrastate natural gas pipelines are connected to the major natural gas producing formations in the Texas Panhandle, including the Granite Wash formation and Delaware and Cline producing formations in the Permian Basin; and transport natural gas throughout the western portion of Texas, including the Waha Hub where other pipelines may be accessed for transportation to western markets, the Houston Ship Channel market to the east and the Mid-Continent market to the north. ONEOK Partners also has access to the natural gas producing formations in south central Kansas.

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

Selected Financial Results - The following table sets forth certain selected financial results for the Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2015 vs. 2014
Financial Results	2015	2014	Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$67.7	$74.0	$(6.3)	(9%)
Storage revenues	12.9	23.4	(10.5)	(45%)
Natural gas sales and other revenues	2.9	7.4	(4.5)	(61%)
Cost of sales	14.4	11.3	3.1	27%
Net margin	69.1	93.5	(24.4)	(26%)
Operating costs	27.2	27.5	(0.3)	(1%)
Depreciation and amortization	10.8	10.8	—	—%
Gain (loss) on sale of assets	—	(0.1)	0.1	(100%)
Operating income	$31.1	$55.1	$(24.0)	(44%)
Equity in net earnings from investments	$19.7	$23.4	$(3.7)	(16%)
Capital expenditures	$9.6	$6.6	$3.0	45%
Cash paid for acquisitions	$—	$14.0	$(14.0)	(100%)

Net margin decreased for the three months ended March 31, 2015, compared with the same period in 2014, primarily as a result of the following:

•
a decrease of $13.6 million from lower short-term natural gas storage services due primarily to increased weather-related seasonal demand associated with severely cold weather in the first quarter 2014;

•	a decrease of $6.2 million from lower net retained fuel due to lower natural gas prices and lower natural gas volumes retained;

•
a decrease of $4.7 million due to decreased park-and-loan services on ONEOK Partners’ interstate pipelines as a result of increased weather-related seasonal demand due to severely cold weather in the first quarter 2014; and

•	a decrease of $4.5 million due to lower storage revenues from lower contracted firm capacity; offset partially by

•	an increase of $4.2 million due to higher transportation revenues primarily from increased rates on intrastate pipelines and higher rates on Viking Gas Transmission Company.

Equity in net earnings from investments decreased for the three months ended March 31, 2015, compared with the same period in 2014, due primarily to decreased park-and-loan services on Northern Border Pipeline resulting from increased weather-related seasonal demand due to severely cold weather in the first quarter 2014.

Capital expenditures increased for the three months ended March 31, 2015, compared with the same period in 2014, due primarily to an increase in planned routine maintenance projects.

Selected Operating Information - The following table sets forth selected operating information for the Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended
	March 31,
Operating Information (a)	2015	2014
Natural gas transportation capacity contracted (MDth/d)	5,939	5,866
Transportation capacity contracted	93%	93%
Average natural gas price
Mid-Continent region ($/MMBtu)	$2.62	$5.60
(a) - Includes volumes for consolidated entities only.

ONEOK Partners’ natural gas pipelines primarily serve end users, such as natural gas distribution and electric-generation companies that require natural gas to operate their businesses regardless of location price differentials.  The development of shale and other resource areas has continued to increase available natural gas supply resulting in narrower location and seasonal price differentials.  As additional supply is developed, we expect crude oil and natural gas producers to demand incremental services in the future to transport their production to market.  The abundance of shale gas supply and new regulations on emissions from coal-fired electric-generation plants may also increase the demand for ONEOK Partners’ services from electric-generation companies as they convert to a natural gas fuel source.  Conversely, contracted capacity by certain customers that are focused on capturing location or seasonal price differentials may decrease in the future due to narrowing price differentials. Overall, we expect fee-based earnings to remain relatively stable with growth in certain market areas as the development of shale and other resource areas continues.

In August 2014, Viking Gas Transmission Company filed a “Stipulation and Agreement in Resolutions of All Issues Concerning Adjustment in Rates of Viking Gas Transmission Company” (settlement) with the FERC. The settlement was approved on October 1, 2014, and became final on October 31, 2014. Rates under the settlement became effective January 1, 2015.

Northern Border Pipeline, in which ONEOK Partners’ has a 50 percent ownership interest, has contracted substantially all of its long-haul transportation capacity through March 2016.

Roadrunner Gas Transmission - In March 2015, ONEOK Partners entered into a 50-50 joint venture named Roadrunner Gas Transmission with a subsidiary of Fermaca, a Mexico City-based natural gas infrastructure company, to construct a pipeline to transport natural gas from the Permian Basin in West Texas to the Mexican border near El Paso. The pipeline will connect with ONEOK Partners’ extensive existing natural gas pipeline and storage infrastructure in Texas and is expected to create a platform for future cross-border development opportunities. These integrated assets also are expected to provide markets in Mexico access to upstream supply basins in West Texas and the Mid-Continent region, which adds location and price diversity to their supply mix and supports Mexico’s national electric utility the CFE’s plan to replace fuel oil-based power plants with natural gas-fueled power plants, which are more economical and produces fewer GHG emissions.

Roadrunner was fully subscribed in its initial design through an open season process held in December 2014. Precedent agreements representing the initial design capacity have been executed with the CFE and a Fermaca subsidiary. All transportation agreements will be firm and will have a term of 25 years. Additional capacity could become available through future expansions depending on the demands of the market.

The project will be constructed in phases. The first phase of the pipeline project for 170 MMcf/d of available capacity is expected to be completed by the first quarter 2016. The second phase, which will increase the pipeline’s available capacity to 570 MMcf/d, is expected to be completed in the first quarter 2017. The third and final phase of the project is expected to be completed in 2019 and will increase available capacity on the pipeline to 640 MMcf/d. ONEOK Partners will manage the construction of the project and will be the operator of the pipeline upon its completion. The estimated total cost of the project is approximately $450 million to $500 million. We expect ONEOK Partners to make equity contributions of approximately $50 million in 2015.

CONTINGENCIES

Gas Index Pricing Litigation - As previously reported, ONEOK and its subsidiary, OESC, along with several other energy companies, are defending multiple lawsuits arising from alleged market manipulation or false reporting of natural gas prices to natural gas-index publications alleged to have occurred prior to 2003. On April 10, 2013, the United States Court of Appeals for the Ninth Circuit reversed the summary judgments that had been granted in favor of ONEOK, OESC and other unaffiliated defendants in the following cases: Reorganized FLI, Learjet, Arandell, Heartland and NewPage. The Ninth Circuit also reversed the summary judgment that had been granted in favor of OESC on all state law claims asserted in the Sinclair case. ONEOK, OESC and the other unaffiliated defendants appealed to the United States Supreme Court seeking review of the Ninth Circuit decision. On April 21, 2015, the United States Supreme Court affirmed the decision of the Ninth Circuit. The cases will now be remanded back to the trial court (the United States District Court for the District of Nevada) for further proceedings.

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

LIQUIDITY AND CAPITAL RESOURCES

General - We fund operating expenses, debt service and dividends to shareholders with operating cash flows, which are primarily comprised of cash distributions received from ONEOK Partners.

Neither ONEOK nor ONEOK Partners guarantees the debt or other similar commitments to unaffiliated parties, and ONEOK does not guarantee the debt or other similar commitments of ONEOK Partners.

ONEOK - In March 2014, we completed the wind down of our energy services business. We expect future cash expenditures associated with the released transportation and storage capacity from the wind down of our energy services business on an after-tax basis to be approximately $37 million, with approximately $15 million to be paid in the remainder of 2015, $11 million in 2016, $6 million in 2017 and $5 million over the period 2018 through 2023.

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

While ONEOK Partners’ net margin is primarily derived from fee-based contracts, a portion of its net margin is dependent upon the prevailing and future prices for NGLs, crude oil and natural gas. Commodity prices are dependent on numerous factors beyond its control, such as overall crude oil and natural gas supply and demand, and inventories in relevant markets, economic conditions, the domestic and global political environments, regulatory developments and competition from other energy sources. Commodity prices historically have been volatile and may be subject to significant fluctuations in the future. For example, WTI crude oil prices declined to less than $50.00 per barrel in early 2015, compared with approximately $100.00 in the first quarter 2014. NYMEX natural gas prices also declined to less than $3.00 per MMBtu in the first quarter 2015, compared with approximately $5.00 per MMBtu in the first quarter 2014, which was influenced by unusually high weather-related seasonal demand due to severely cold weather. OPIS Conway propane prices averaged less than $0.50 per gallon in the first quarter 2015, compared with prices averaging more than $1.50 per gallon in the first quarter 2014 also influenced by unusually high weather-related seasonal demand due to severely cold weather.

ONEOK Partners uses hedges to partially mitigate its near-term sensitivity to fluctuations in the natural gas, crude oil and NGL prices received for its equity volumes. As of April 2015, it had hedged 79 percent, 59 percent and 75 percent of its expected nine months ending December 31, 2015 equity natural gas, NGL and condensate volumes, respectively, and 20 percent, 6 percent and 20 percent of its year ending December 31, 2016, equity natural gas, NGL and condensate volumes, respectively.

We expect the energy commodity price environment to remain depressed for at least the near term, including through the remainder of 2015. The current commodity price environment has caused crude oil and natural gas producers to reduce drilling for crude oil and natural gas, which we expect will continue to slow volume growth, or reduce the volumes of natural gas and NGLs delivered on to ONEOK Partners’ systems. These conditions are expected to adversely impact our results of operations and cash flows. If the current energy commodity price environment persists for a prolonged period or declines further, it could have a material adverse effect on our financial position, results of operations and cash flows.

ONEOK Partners continues to have access to the debt and equity markets, its commercial paper program and the ONEOK Partners Credit Agreement, which we expect to be adequate to fund short-term liquidity needs. In the first quarter 2015, ONEOK Partners increased the capacity of the ONEOK Partners Credit Agreement to an aggregate of $2.4 billion from $1.7 billion. ONEOK Partners also increased the size of its commercial paper program to $2.4 billion from $1.7 billion during the first quarter 2015.

If the low commodity prices persist throughout 2015, we expect it to have an adverse impact on ONEOK Partners’ volumes and margins. ONEOK Partners is responding by aligning its operating costs and capital-growth projects with the needs of crude oil and natural gas producers, which includes suspending, reducing or eliminating certain capital-growth projects, limiting increases of distributions to its limited partners and negotiating various contract enhancements. ONEOK Partners continues to seek opportunities to convert its POP contracts to fee-based contracts or increase the fee component in its POP contracts.

ONEOK Partners’ ability to continue to access capital markets for debt and equity financing under reasonable terms depends on its financial condition, credit ratings and market conditions. The decline in commodity prices and reductions in ONEOK Partners’ volume growth outlook have resulted in a decrease in its common unit price, which is expected to increase its debt and equity financing costs. While lower commodity prices and industry uncertainty may result in increased financing costs, we believe it has sufficient access to the financial resources and liquidity necessary to meet its requirements for working capital, debt service payments and capital expenditures.

In the first three months of 2015, ONEOK Partners utilized cash from operations, its commercial paper program, its March 2015 senior notes offering and its “at-the-market” equity program to fund its short-term liquidity needs and capital projects. See discussion under “Short-term Liquidity” and “Long-term Financing” for more information.

Cash Management - We and ONEOK Partners each use similar centralized cash management programs that concentrate the cash assets of our operating subsidiaries in joint accounts for the purposes of providing financial flexibility and lowering the cost of borrowing, transaction costs and bank fees. Both centralized cash management programs provide that funds in excess of the daily needs of the operating subsidiaries are concentrated, consolidated or otherwise made available for use by other entities within the respective consolidated groups. ONEOK Partners’ operating subsidiaries participate in these programs to the extent they are permitted pursuant to FERC regulations or their operating agreements. Under these cash management programs, depending on whether a participating subsidiary has short-term cash surpluses or cash requirements, we and ONEOK Partners provide cash to our respective subsidiaries or the subsidiaries provide cash to us.

Short-term Liquidity - ONEOK’s sources of short-term liquidity are quarterly distributions from ONEOK Partners, cash on hand, and access to our $300 million ONEOK Credit Agreement. At March 31, 2015, ONEOK had no short-term debt outstanding.

ONEOK Partners’ principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from its equity method investments and proceeds from its commercial paper program and its “at-the market” equity program. To the extent commercial paper is unavailable, the ONEOK Partners Credit Agreement may be used.

ONEOK Credit Agreement - At March 31, 2015, ONEOK had $1.8 million in letters of credit issued under the ONEOK Credit Agreement and approximately $148.9 million of cash and cash equivalents. ONEOK had approximately $298.2 million of credit available at March 31, 2015, under the ONEOK Credit Agreement.

The ONEOK Credit Agreement is a $300 million revolving credit facility and contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to Consolidated EBITDA (EBITDA, as defined in our ONEOK Credit Agreement) of no more than 4.0 to 1. Upon breach of certain covenants by us in the ONEOK Credit Agreement, amounts outstanding under the ONEOK Credit Agreement, if any, may become due and payable immediately. At March 31, 2015, ONEOK’s ratio of indebtedness to Consolidated EBITDA, was 2.2 to 1, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement.

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

ONEOK Partners Credit Agreement - The total amount of short-term borrowings authorized by ONEOK Partners GP’s Board of Directors is $2.5 billion.  At March 31, 2015, ONEOK Partners had $825.5 million in commercial paper outstanding, $14.0 million in letters of credit issued and no borrowings outstanding under the ONEOK Partners Credit Agreement.  At March 31, 2015, ONEOK Partners had approximately $90.5 million of cash and cash equivalents and approximately $1.6 billion of credit available under the ONEOK Partners Credit Agreement.  At March 31, 2015, ONEOK Partners could have issued $1.8 billion of short- and long-term debt to meet its liquidity needs under the most restrictive provisions contained in its various borrowing agreements.

The ONEOK Partners Credit Agreement, which is scheduled to expire in January 2019, is a $2.4 billion revolving credit facility and includes a $100 million sublimit for the issuance of standby letters of credit and a $150 million swingline sublimit. The ONEOK Partners Credit Agreement is available for general partnership purposes. During the first quarter 2015, ONEOK Partners increased the size of the ONEOK Partners Credit Agreement and commercial paper program each to $2.4 billion from $1.7 billion. Amounts outstanding under ONEOK Partners’ commercial paper program reduce the borrowing capacity under the ONEOK Partners Credit Agreement.

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

The ONEOK Partners Credit Agreement contains financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters.  As a result of the West Texas LPG acquisition ONEOK Partners completed in the fourth quarter 2014, the allowable ratio of indebtedness to adjusted EBITDA increased to 5.5 to 1 through the second quarter 2015. If ONEOK Partners were to breach certain covenants in the ONEOK

Partners Credit Agreement, amounts outstanding under the ONEOK Partners Credit Agreement, if any, may become due and payable immediately.  At March 31, 2015, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 4.5 to 1, and it was in compliance with all covenants under the ONEOK Partners Credit Agreement.

Borrowings under the ONEOK Partners Credit Agreement and ONEOK Partners’ senior notes are nonrecourse to ONEOK, and ONEOK does not guarantee ONEOK Partners’ debt, commercial paper or other similar commitments.

Long-term Financing - We do not expect to issue additional long-term notes or a significant amount of equity, as our next debt maturity is not until 2022, and our operating cash requirements are expected to be funded by cash distributions received from ONEOK Partners. Therefore, changes in the debt and equity markets are not expected to impact our financing requirements.

We expect ONEOK Partners to fund its longer-term cash requirements by issuing common units or long-term notes. Other options to obtain financing include, but are not limited to, issuance of convertible debt securities, asset securitization, and the sale and lease-back of facilities.

ONEOK Partners’ ability to obtain financing is subject to changes in the debt and equity markets, and there is no assurance it will be able or willing to access the public or private markets in the future. ONEOK Partners may choose to meet its cash requirements by utilizing some combination of cash flows from operations, borrowing under its commercial paper program or the ONEOK Partners Credit Agreement, altering the timing of controllable expenditures, restricting future acquisitions and capital projects, or pursuing other debt or equity financing alternatives. Some of these alternatives could result in higher costs or negatively affect its respective credit ratings, among other factors. Based on ONEOK Partners’ general financial condition, expectations regarding its future earnings and projected cash flows and ONEOK Partners’ investment-grade credit ratings, we expect ONEOK Partners will be able to meet its cash requirements and maintain investment-grade credit ratings.

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

In the first quarter 2014, we recorded a loss on extinguishment of $24.8 million related to the early retirement of long-term debt, which is included in other expense in our Consolidated Statements of Income. We also reclassified a loss of $4.6 million, net of tax of $3.1 million, from accumulated other comprehensive income (loss) for terminated cash flow hedges related to the debt retirements, which is included in interest expense in our Consolidated Statements of Income.

ONEOK Partners Debt Issuance - In March 2015, ONEOK Partners completed an underwritten public offering of $800 million of senior notes, consisting of $300 million, 3.8 percent senior notes due 2020 and $500 million, 4.9 percent senior notes due 2025. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were approximately $792.3 million. ONEOK Partners used the proceeds to repay amounts outstanding under its commercial paper program and for general partnership purposes.

ONEOK Partners Debt Maturity - ONEOK Partners’ $650.0 million, 3.25 percent senior notes mature on February 1, 2016. The carrying amount of these notes is reflected in current portion of long-term debt on our Consolidated Balance Sheet as of March 31, 2015. We expect ONEOK Partners to refinance this debt.

ONEOK Partners Equity Issuances - ONEOK Partners has an “at-the-market” equity program for the offer and sale from time to time of its common units, up to an aggregate amount of $650 million. The program allows ONEOK Partners to offer and sell its common units at prices it deems appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between ONEOK Partners and the sales agent. ONEOK Partners is under no obligation to offer and sell common units under the program. At March 31, 2015, ONEOK Partners had approximately $443 million of registered common units available for issuance under its “at-the-market” equity program.

During the three months ended March 31, 2015, ONEOK Partners sold approximately 1.7 million common units through its “at-the-market” equity program. Net cash proceeds, after deducting agent commissions and other related costs, were approximately $71.6 million, which were used for general partnership purposes.

As a result of these transactions, our aggregate ownership interest in ONEOK Partners decreased to 37.6 percent at March 31, 2015, from 37.8 percent at December 31, 2014.

During the three months ended March 31, 2014, ONEOK Partners sold approximately 1.1 million common units through its “at-the-market” equity program. Net cash proceeds, after deducting agent commissions and other related costs, were approximately $56.5 million, which were used for general partnership purposes.

Interest-rate Swaps - ONEOK Partners has entered into forward-starting interest-rate swaps to hedge the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. Upon ONEOK Partners’ debt issuance in March 2015, ONEOK Partners paid $55.1 million to settle $500 million of its interest-rate swaps. At March 31, 2015, ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $400 million that were designated as cash flow hedges and have settlement dates greater than 12 months.

Capital Expenditures - ONEOK’s capital expenditures are financed through operating cash flows. ONEOK Partners’ capital expenditures are financed typically through operating cash flows, short- and long-term debt and the issuance of equity. Consolidated capital expenditures were $343.8 million and $429.5 million for the three months ending March 31, 2015 and 2014, respectively.  Of these amounts, ONEOK Partners’ capital expenditures were $343.0 million and $403.0 million for the three months ended March 31, 2015 and 2014, respectively.

The following table sets forth ONEOK Partners’ 2015 projected capital expenditures, excluding acquisitions, contributions to its equity method investments, and AFUDC:

2015 Projected Capital Expenditures
(Millions of dollars)
Natural Gas Gathering and Processing	$761
Natural Gas Liquids	311
Natural Gas Pipelines	139
Other	16
Total projected capital expenditures	$1,227

Credit Ratings - Our long-term debt credit ratings are shown in the table below:

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

Recent declines in the energy commodity price environment and potential adverse impacts on ONEOK Partners’ results of operations and cash flows could cause the credit rating agencies to downgrade its credit ratings. If ONEOK Partners’ credit ratings were downgraded, the cost to borrow funds under its commercial paper program and the ONEOK Partners Credit Agreement would increase, or ONEOK Partners could potentially lose access to the commercial paper market. In the event that ONEOK Partners is unable to borrow funds under its commercial paper program and there has not been a material adverse change in its business, ONEOK Partners would continue to have access to the ONEOK Partners Credit Agreement, which expires in January 2019. An adverse credit rating change alone is not a default under the ONEOK Credit Agreement or the ONEOK Partners Credit Agreement. A downgrade in ONEOK Partners’ credit ratings could also result in a downgrade to ONEOK’s credit ratings. However, we would not expect a downgrade to our credit ratings to have a material impact on our results of operations.

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

There were no financial derivative instruments with contingent features related to credit risk that were in a net liability position at March 31, 2015.

ONEOK Partners Cash Distributions - ONEOK Partners distributes 100 percent of its available cash, as defined in its Partnership Agreement that generally consists of all cash receipts less adjustments for cash disbursements and net change to reserves, to its general and limited partners.  Distributions are allocated to the general partner and limited partners according to their partnership percentages of 2 percent and 98 percent, respectively.  The effect of any incremental allocations for incentive distributions to the general partner are calculated after the allocation to the general partner’s partnership interest and before the allocation to the limited partners.

Energy Commodity Prices - ONEOK Partners is subject to commodity price volatility. Significant fluctuations in commodity prices will affect its overall liquidity due to the impact commodity price changes have on its cash flows from operating activities, including the impact on working capital for NGLs and natural gas held in storage, margin requirements and certain energy-related receivables. The decline in commodity prices and reductions in ONEOK Partners’ volume growth outlook have contributed to a decrease in its unit price. While lower commodity prices and industry uncertainty may increase debt and equity financing costs, we expect ONEOK Partners to have sufficient liquidity to finance its announced capital growth projects. We believe that its available credit and cash and cash equivalents are adequate to meet liquidity requirements associated with commodity price volatility. See the discussion under Natural Gas Gathering and Processing’s “Commodity Price Risk” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation, in this Quarterly Report for information on ONEOK Partners’ hedging activities.

Pension and Postretirement Benefit Plans - Information about our pension and postretirement benefits plans, including anticipated contributions, is included under Note N of the Notes to Consolidated Financial Statements in our Annual Report. See Note J of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

CASH FLOW ANALYSIS

We use the indirect method to prepare our Consolidated Statements of Cash Flows.  Under this method, we reconcile net income to cash flows provided by operating activities by adjusting net income for those items that impact net income but do not result in actual cash receipts or payments during the period and for operating cash items that do not affect net income. These reconciling items include depreciation and amortization, allowance for equity funds used during construction, gain or loss on sale of assets, deferred income taxes, equity in net earnings from investments, distributions received from unconsolidated affiliates, share-based compensation expense, other amounts and changes in our assets and liabilities not classified as investing or financing activities.

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Three Months Ended		2015 vs. 2014
	March 31,		Increase (Decrease)
	2015	2014
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$39.3	$490.4	$(451.1)
Investing activities	(333.8)	(439.3)	105.5
Financing activities	360.9	9.8	351.1
Change in cash and cash equivalents	66.4	60.9	5.5
Change in cash and cash equivalents included in discontinued operations	0.2	3.7	(3.5)
Change in cash and cash equivalents included in continuing operations	66.6	64.6	2.0
Cash and cash equivalents at beginning of period	172.8	145.6	27.2
Cash and cash equivalents at end of period	$239.4	$210.2	$29.2

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

Cash flows from operating activities, before changes in operating assets and liabilities, were approximately $226.1 million for the three months ended March 31, 2015, compared with approximately $302.0 million for the same period in 2014.  The decrease is due primarily to a decrease in net margin attributable to lower commodity prices in 2015 and increases in operating costs and interest expense, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows by approximately $186.8 million for the three months ended March 31, 2015, compared with an increase of approximately $188.4 million for the same period in 2014.  This change is due primarily to the change in accounts receivable and accounts payable resulting from the timing of receipt of cash from customers and payments to vendors and suppliers, which vary from period to period. The changes in natural gas and natural gas liquids in storage decreased operating cash flows in the first quarter 2015 due primarily to increases in the volume of NGLs in storage, and the changes in natural gas and natural gas liquids in storage increased operating cash flows in the first quarter 2014 due primarily to the wind down of our former energy services business. In the first quarter 2015, ONEOK Partners also paid $55.1 million to settle forward-starting interest-rate swaps in connection with its March 2015 debt offering.

Investing Cash Flows - Cash used in investing activities decreased for the three months ended March 31, 2015, compared with the same period in 2014, due primarily to ONEOK Partners’ completion of growth projects in 2014 and the timing of capital expenditures for ONEOK Partners’ growth projects in the Natural Gas Gathering and Processing and Natural Gas Liquids segments. ONEOK Partners also had an acquisition in the first quarter 2014 in the Natural Gas Pipelines segment. Additionally, capital expenditures decreased by $23.9 million due to the separation of ONE Gas, which occurred in January 2014.

Financing Cash Flows - Cash provided by financing activities increased for the three months ended March 31, 2015, compared with the same period in 2014. In the first quarter 2015, ONEOK Partners issued $800 million of senior notes, a portion of which was used to repay amounts outstanding under its commercial paper program, resulting in net repayments of approximately $230 million. In the first quarter 2014, ONE Gas, which at the time was our consolidated subsidiary, issued $1.2 billion of senior notes, with proceeds of approximately $1.19 billion used to repay ONEOK commercial paper and long-term debt outstanding. The increase in cash provided by issuance of debt, net of debt repayments, was offset partially by higher dividends paid on our common stock and increases in distributions to noncontrolling interests related to ONEOK Partners’ unitholders due to increases in the per share dividend and per unit distributions declared as well as increases in the number of shares and units outstanding.

REGULATORY, ENVIRONMENTAL AND SAFETY MATTERS

Environmental Matters - ONEOK Partners is subject to multiple historical preservation, wildlife preservation and environmental laws and/or regulations that affect many aspects of its present and future operations.  Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetlands preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require ONEOK Partners to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals.  Failure to comply with these laws, regulations, licenses and permits may expose ONEOK Partners to fines, penalties and/or interruptions in its operations that could be material to our results of operations. For example, if a leak or spill of hazardous substances or petroleum products occurs from pipelines or facilities that ONEOK Partners owns, operates or otherwise uses, ONEOK Partners could be held jointly and severally liable for all resulting liabilities, including response, investigation and cleanup costs, which could affect materially our results of operations and cash flows. In addition, emission controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at ONEOK Partners’ facilities.  We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to ONEOK Partners.

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

Air and Water Emissions - The Clean Air Act, the Clean Water Act, analogous state laws and/or regulations promulgated thereunder impose restrictions and controls regarding the discharge of pollutants into the air and water in the United States. Under the Clean Air Act, a federally enforceable operating permit is required for sources of significant air emissions. ONEOK Partners may be required to incur certain capital expenditures for air pollution-control equipment in connection with obtaining or maintaining permits and approvals for sources of air emissions.  The Clean Water Act imposes substantial potential liability for the removal of pollutants discharged to waters of the United States and remediation of waters affected by such discharge.

Federal, state and regional initiatives to measure and regulate GHG emissions are underway.  ONEOK Partners monitors all relevant federal and state legislation to assess the potential impact on its operations.  The EPA’s Mandatory Greenhouse Gas Reporting Rule requires annual GHG emissions reporting from affected facilities and the carbon dioxide emission equivalents for the natural gas delivered by ONEOK Partners and the emission equivalents for all NGLs produced by ONEOK Partners as if all of these products were combusted, even if they are used otherwise.

ONEOK Partners’ 2014 total reported emissions were approximately 45.7 million metric tons of carbon dioxide equivalents. This total includes direct emissions from the combustion of fuel in ONEOK Partners’ equipment, such as compressor engines and heaters, as well as carbon dioxide equivalents from natural gas and NGL products delivered to customers and produced, as if all such fuel and NGL products were combusted. The additional cost to gather and report this emission data did not have, and we do not expect it to have, a material impact on our results of operations, financial position or cash flows.  In addition, Congress has considered, and may consider in the future, legislation to reduce GHG emissions, including carbon dioxide and methane. Likewise, the EPA may institute additional regulatory rule-making associated with GHG emissions from the oil and natural gas industry. At this time, no rule or legislation has been enacted that assesses any costs, fees or expenses on any of these emissions.

In April 2014, the EPA and the United States Army Corps of Engineers proposed a joint rule-making to redefine the definition of “Waters of the United States” under the Clean Water Act. The public comment period on the proposed rule-making has closed, and the publication of the final rule-making has not yet occurred. The impact of any such proposed regulatory actions on ONEOK Partners’ projects, facilities and operations is unknown.

The EPA’s “Tailoring Rule” regulates GHG emissions at new or modified facilities that meet certain criteria. Affected facilities are required to review BACT, conduct air-quality analysis, impact analysis and public reviews with respect to such emissions. At current emission threshold levels, this rule has had a minimal impact on ONEOK Partners’ existing facilities.  In addition, on June 23, 2014, the Supreme Court, in a case styled, Utility Air Regulatory Group v. EPA, 530 U.S. (2014), held that an industrial facility’s potential to emit GHG emissions alone cannot subject a facility to the permitting requirements for major stationary source provisions of the Clean Air Act. The decision invalidated the EPA’s current Triggering and Tailoring Rule for GHG Prevention of Significant Deterioration (PSD) and Title V requirements as applied to facilities considered major sources only for GHGs. However, the Supreme Court also ruled that to the extent a source pursues a capital project (new construction or expansion of existing facility), which otherwise subjects the source to major source PSD permitting for conventional criteria pollutants, the permitting authorities may impose BACT analysis and emission limits for GHGs from those sources.

In April 2015, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit), on remand from the Supreme Court, issued its further Order following the Supreme Court’s decision in Utility Air Regulatory Group v. EPA. The D.C. Circuit’s Order included the following: (1) it formally vacated EPA regulations implementing the Tailoring Rule to the extent that they require a stationary source to obtain a PSD or Title V permit based solely on the source’s GHG emissions; and (2) ordered EPA to consider whether any further revisions to its regulations are appropriate in light of the Supreme Court’s decision. ONEOK Partners is in the process of evaluating the D.C. Circuit decision and will monitor the further EPA rule-makings to determine what, if any, impact it will have on its existing operations and the opportunities it creates for design decisions for new project applications.

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

Proposed amendments to the rule were published in March 2015. The EPA has indicated that further amendments may be issued in 2015. Based on the amendments, our understanding of pending stakeholder responses to the NSPS rule and the proposed rule-making, we do not anticipate a material impact to ONEOK Partners’ anticipated capital, operations and maintenance costs resulting from compliance with the regulation. However, the EPA may issue additional responses, amendments and/or policy guidance on the final rule, which could alter our present expectations. Generally, the NSPS rule will require expenditures for updated emissions controls, monitoring and record-keeping requirements at affected facilities in the crude oil and natural gas industry. We do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

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

Chemical Site Security - The United States Department of Homeland Security (Homeland Security) released the Chemical Facility Anti-Terrorism Standards in 2007 and the new final rule associated with these regulations was issued in December 2014.  ONEOK Partners provided information regarding its chemicals via Top-Screens submitted to Homeland Security, and its facilities subsequently were assigned one of four risk-based tiers ranging from high (Tier 1) to low (Tier 4) risk, or not tiered at all due to low risk.  To date, four of its facilities have been given a Tier 4 rating.  Facilities receiving a Tier 4 rating are required to complete Site Security Plans and possible physical security enhancements.  We do not expect the Site Security Plans and possible security enhancement costs to have a material impact on our results of operations, financial position or cash flows.

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

•	difficulties or delays experienced by trucks or pipelines in delivering products to or from our terminals or pipelines;

•	changes in demand for the use of natural gas, NGLs and crude oil because of market conditions caused by concerns about climate change;

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

As a result of the separation of our natural gas distribution business on January 31, 2014 and the wind down of our energy services business on March 31, 2014, we are no longer exposed to market risks associated with these former businesses.

COMMODITY PRICE RISK

See Note D of the Notes to Consolidated Financial Statements and the discussion under Natural Gas Gathering and Processing’s “Commodity Price Risk” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Quarterly Report for information on our hedging activities.

INTEREST-RATE RISK

We and ONEOK Partners are subject to the risk of interest-rate fluctuation in the normal course of business.  We and ONEOK Partners manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps.  Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At March 31, 2015, and December 31, 2014, ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $400 million and $900 million, respectively, that have been designated as cash flow hedges of the variability of interest payments on a portion of a forecasted debt issuance that may result from changes in the benchmark interest rate before the debt is issued. The interest rate on all of our and ONEOK Partners’ long-term debt was fixed. Future issuances of long-term debt could be affected by changes in interest rates, which could result in higher interest costs. At March 31, 2015, we had no derivative assets and derivative liabilities of $9.9 million related to these interest-rate swaps. At December 31, 2014, we had derivative assets of $2.3 million and derivative liabilities of $44.8 million related to these interest-rate swaps.

COUNTERPARTY CREDIT RISK

ONEOK and ONEOK Partners assess the creditworthiness of their counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate. ONEOK Partners is not exposed to material credit risk with exploration and production customers under POP contracts in the Natural Gas Gathering and Processing segment due to the nature of the POP contracts whereby it receives proceeds from the sale of commodities and remits a portion of those proceeds back to the crude oil and natural gas producers. Certain of ONEOK Partners’ counterparties to the Natural Gas Gathering and Processing segment’s natural gas sales, the Natural Gas Liquids segment’s marketing activities and the Natural Gas Pipelines segment’s storage activities may be impacted by the depressed commodity price environment and could experience financial problems, which could result in nonpayment and/or nonperformance, which could adversely impact our results of operations. The majority of the Natural Gas Liquids segment’s and Natural Gas Pipeline segment’s pipeline tariffs provide ONEOK Partners the ability to require security from shippers. ONEOK Partners’ remaining customers are primarily large local distribution, power generation and petrochemical companies.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.1
Indenture, dated September 25, 2006, among ONEOK Partners, L.P. and Wells Fargo Bank, N.A., as trustee
(incorporated by reference to Exhibit 4.1 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed on
September 26, 2006).

4.2
Thirteenth Supplemental Indenture, dated March 20, 2015, among ONEOK Partners, L.P., ONEOK Partners
Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 3.80% Senior
Notes due 2020 (incorporated by reference from Exhibit 4.2 to ONEOK Partners, L.P.’s Current Report on
Form 8-K filed on March 20, 2015 (File No. 1-13643)).

4.3
Fourteenth Supplemental Indenture, dated March 20, 2015, among ONEOK Partners, L.P., ONEOK Partners
Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 4.90% Senior
Notes due 2025 (incorporated by reference from Exhibit 4.3 to ONEOK Partners, L.P.’s Current Report on
Form 8-K filed on March 20, 2015 (File No. 1-13643)).

10.1
Form of 2015 Restricted Unit Award Agreement, effective February 18, 2015 (incorporated by reference from
Exhibit 10.59 to ONEOK, Inc.’s Annual Report on Form 10-K filed on February 25, 2015 (File No.
1-12202)).

10.2
Form of 2015 Performance Unit Award Agreement, effective February 18, 2015 (incorporated by reference from Exhibit 10.60 to ONEOK, Inc.’s Annual Report on Form 10-K filed on February 25, 2015 (File No.
1-12202)).

10.3
Increase and Joinder Agreement, dated March 10, 2015, among ONEOK Partners, L.P., Citibank, N.A., as administrative agent, and the other lenders parties thereto (incorporated by reference from Exhibit 10.1 to
ONEOK Partners, L.P.’s Current Report on Form 8-K filed on March 10, 2015 (File No. 1-12202)).

10.4
Underwriting Agreement, dated March 17, 2015, among ONEOK Partners, L.P. and ONEOK Partners
Intermediate Limited Partnership and J.P. Morgan Securities LLC, Deutsche Bank Securities Inc., Mitsubishi
UFJ Securities (USA), Inc. and U.S. Bancorp Investments, Inc., as representatives of the several underwriters named therein (incorporated by reference from Exhibit 1.1 to ONEOK Partners, L.P.’s Current Report on
Form 8-K filed on March 19, 2015 (File No. 1-12202)).

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents:  (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; (iv) Consolidated Balance Sheets at March 31, 2015, and December 31, 2014; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; (vi) Consolidated Statement of Changes in Equity for the three months ended March 31, 2015; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: May 6, 2015	By:	/s/ Derek S. Reiners
Derek S. Reiners
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)