Form 10-Q
period 2015-06-30
ONEOK INC /NEW/
filed 2015-08-05
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015.
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
Yes __ No X

On July 27, 2015, the Company had 209,166,994 shares of common stock outstanding.

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

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AFUDC	Allowance for funds used during construction

Annual Report	Annual Report on Form 10-K for the year ended December 31, 2014

ASU	Accounting Standards Update

Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons

Bbl/d	Barrels per day

BBtu/d	Billion British thermal units per day

Bcf	Billion cubic feet

Bcf/d	Billion cubic feet per day

Btu	British thermal units, a measure of the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit

CFTC	U.S. Commodity Futures Trading Commission

Clean Air Act	Federal Clean Air Act, as amended

Clean Water Act	Federal Water Pollution Control Act Amendments of 1972, as amended

DOT	United States Department of Transportation

EBITDA	Earnings before interest expense, income taxes, depreciation and amortization

EPA	United States Environmental Protection Agency

Exchange Act	Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

GAAP	Accounting principles generally accepted in the United States of America

GHG	Greenhouse gas

Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.

LIBOR	London Interbank Offered Rate

MBbl/d	Thousand barrels per day

MDth/d	Thousand dekatherms per day

MMBbl	Million barrels

MMBtu	Million British thermal units

MMcf/d	Million cubic feet per day

Moody’s	Moody’s Investors Service, Inc.

Natural Gas Policy Act	Natural Gas Policy Act of 1978, as amended

NGL(s)	Natural gas liquid(s)

NGL products	Marketable natural gas liquids purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline

NYMEX	New York Mercantile Exchange

NYSE	New York Stock Exchange

ONE Gas	ONE Gas, Inc.

ONEOK	ONEOK, Inc.

ONEOK Credit Agreement	ONEOK’s $300 million Amended and Restated Revolving Credit Agreement dated January 31, 2014

ONEOK Partners	ONEOK Partners, L.P.

ONEOK Partners Credit Agreement	ONEOK Partners’ $2.4 billion Amended and Restated Revolving Credit
Agreement dated January 31, 2014, as amended

ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and the sole general partner of ONEOK Partners

OPIS	Oil Price Information Service

Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of ONEOK
Partners, L.P., as amended

PHMSA	United States Department of Transportation Pipeline and Hazardous Materials
Safety Administration

POP	Percent of Proceeds

Quarterly Report(s)	Quarterly Report(s) on Form 10-Q

S&P	Standard & Poor’s Ratings Services

SCOOP	South Central Oklahoma Oil Province

SEC	Securities and Exchange Commission

West Texas LPG	West Texas LPG Pipeline Limited Partnership and Mesquite Pipeline

WTI	West Texas Intermediate

XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2015	2014	2015	2014
	(Thousands of dollars, except per share amounts)
Revenues
Commodity sales	$1,722,254	$2,715,109	$3,157,970	$5,521,838
Services	405,798	351,773	775,388	708,340
Total revenues	2,128,052	3,066,882	3,933,358	6,230,178
Cost of sales and fuel	1,603,093	2,571,402	2,946,957	5,224,071
Net margin	524,959	495,480	986,401	1,006,107
Operating expenses
Operations and maintenance	140,869	153,323	295,200	280,049
Depreciation and amortization	86,987	72,127	172,942	139,541
General taxes	24,481	18,699	49,168	41,084
Total operating expenses	252,337	244,149	517,310	460,674
Gain (loss) on sale of assets	122	(16)	116	(1)
Operating income	272,744	251,315	469,207	545,432
Equity in net earnings from investments (Note K)	30,040	25,435	60,961	59,094
Allowance for equity funds used during construction	742	1,253	1,541	12,224
Other income	60	3,213	2,670	4,622
Other expense	(1,960)	(1,392)	(2,738)	(26,926)
Interest expense (net of capitalized interest of $9,927, $11,375, $17,157 and $27,143, respectively)	(102,384)	(88,751)	(199,134)	(183,652)
Income before income taxes	199,242	191,073	332,507	410,794
Income taxes	(48,222)	(42,313)	(85,650)	(57,297)
Income from continuing operations	151,020	148,760	246,857	353,497
Income (loss) from discontinued operations, net of tax (Note B)	(140)	(8,009)	(284)	(6,235)
Net income	150,880	140,751	246,573	347,262
Less: Net income attributable to noncontrolling interests	74,375	79,161	109,268	192,157
Net income attributable to ONEOK	$76,505	$61,590	$137,305	$155,105
Amounts attributable to ONEOK:
Income from continuing operations	$76,645	$69,599	$137,589	$161,340
Income (loss) from discontinued operations	(140)	(8,009)	(284)	(6,235)
Net income	$76,505	$61,590	$137,305	$155,105
Basic earnings per share:
Income from continuing operations (Note I)	$0.36	$0.33	$0.65	$0.77
Income (loss) from discontinued operations	—	(0.04)	—	(0.03)
Net income	$0.36	$0.29	$0.65	$0.74
Diluted earnings per share:
Income from continuing operations (Note I)	$0.36	$0.33	$0.65	$0.77
Income (loss) from discontinued operations	—	(0.04)	—	(0.03)
Net income	$0.36	$0.29	$0.65	$0.74
Average shares (thousands)
Basic	210,204	209,403	210,059	209,267
Diluted	210,477	210,516	210,486	210,337
Dividends declared per share of common stock	$0.605	$0.56	$1.21	$0.96
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2015	2014	2015	2014
	(Thousands of dollars)
Net income	$150,880	$140,751	$246,573	$347,262
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on energy marketing and risk-management assets/liabilities, net of tax of $(2,726), $3,596, $(1,047) and $13,824 respectively	15,255	(28,920)	4,377	(78,846)
Realized (gains) losses in net income, net of tax of $1,439, $(1,202), $2,664 and $(14,219), respectively	(11,041)	7,511	(20,271)	45,038
Unrealized holding gains (losses) on available-for-sale securities, net of tax of $0, $25, $648 and $37, respectively	—	(37)	(955)	(113)
Change in pension and postretirement benefit plan liability, net of tax of $(1,600), $(1,356), $(3,199) and $(3,923), respectively	2,441	2,033	4,879	5,884
Total other comprehensive income (loss), net of tax	6,655	(19,413)	(11,970)	(28,037)
Comprehensive income	157,535	121,338	234,603	319,225
Less: Comprehensive income attributable to noncontrolling interests	76,472	62,962	96,279	158,649
Comprehensive income attributable to ONEOK	$81,063	$58,376	$138,324	$160,576
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Unaudited)	2015	2014
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$226,193	$172,812
Accounts receivable, net	684,899	745,494
Natural gas and natural gas liquids in storage	150,137	134,134
Commodity imbalances	31,246	64,788
Other current assets	155,967	173,299
Assets of discontinued operations (Note B)	15,354	16,717
Total current assets	1,263,796	1,307,244
Property, plant and equipment
Property, plant and equipment	14,175,037	13,602,647
Accumulated depreciation and amortization	2,099,187	1,940,210
Net property, plant and equipment	12,075,850	11,662,437
Investments and other assets
Investments in unconsolidated affiliates	1,146,407	1,132,653
Goodwill and intangible assets	1,023,209	1,014,740
Other assets	129,700	124,679
Assets of discontinued operations (Note B)	12,218	20,020
Total investments and other assets	2,311,534	2,292,092
Total assets	$15,651,180	$15,261,773
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)
	June 30,	December 31,
(Unaudited)	2015	2014
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt	$660,650	$10,650
Notes payable (Note E)	870,484	1,055,296
Accounts payable	694,914	891,413
Commodity imbalances	91,605	104,650
Other current liabilities	256,201	285,435
Liabilities of discontinued operations (Note B)	32,708	44,901
Total current liabilities	2,606,562	2,392,345
Long-term debt, excluding current maturities (Note F)	7,291,400	7,150,142
Deferred credits and other liabilities
Deferred income taxes	1,451,833	1,395,222
Other deferred credits	276,897	281,757
Liabilities of discontinued operations (Note B)	25,129	36,424
Total deferred credits and other liabilities	1,753,859	1,713,403
Commitments and contingencies (Note M)
Equity (Note G)
ONEOK shareholders’ equity:
Common stock, $0.01 par value: authorized 600,000,000 shares; issued 245,811,180 shares and outstanding 208,976,736 shares at June 30, 2015; issued 245,811,180 shares and outstanding 208,322,247 shares at December 31, 2014	2,458	2,458
Paid-in capital	1,564,316	1,541,583
Accumulated other comprehensive loss (Note H)	(135,334)	(136,353)
Retained earnings	23,119	138,128
Treasury stock, at cost: 36,834,444 shares at June 30, 2015, and 37,488,933 shares at December 31, 2014	(937,051)	(953,701)
Total ONEOK shareholders’ equity	517,508	592,115
Noncontrolling interests in consolidated subsidiaries	3,481,851	3,413,768
Total equity	3,999,359	4,005,883
Total liabilities and equity	$15,651,180	$15,261,773
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
(Unaudited)	2015	2014
	(Thousands of dollars)
Operating activities
Net income	$246,573	$347,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172,942	150,895
Charges attributable to exit activities	—	1,739
Equity in net earnings from investments	(60,961)	(59,094)
Distributions received from unconsolidated affiliates	61,969	61,200
Deferred income taxes	84,306	57,191
Share-based compensation expense	7,884	17,288
Pension and postretirement benefit expense, net of contributions	7,372	12,729
Allowance for equity funds used during construction	(1,541)	(12,224)
Loss (gain) on sale of assets	(116)	1
Changes in assets and liabilities:
Accounts receivable	59,120	17,504
Natural gas and natural gas liquids in storage	(16,003)	(40,122)
Accounts payable	(136,119)	(3,426)
Commodity imbalances, net	20,497	(15,830)
Settlement of exit activities liabilities	(22,385)	(25,728)
Energy marketing and risk management assets and liabilities	(66,148)	19,041
Other assets and liabilities, net	(23,470)	7,881
Cash provided by operating activities	333,920	536,307
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(629,448)	(822,201)
Cash paid for acquisitions	—	(14,000)
Contributions to unconsolidated affiliates	(33,222)	(1,063)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	18,814	16,449
Proceeds from sale of assets	691	319
Other	(12,607)	—
Cash used in investing activities	(655,772)	(820,496)
Financing activities
Borrowing (repayment) of notes payable, net	(184,812)	(564,462)
Issuance of ONE Gas debt, net of discounts	—	1,199,994
Issuance of long-term debt, net of discounts	798,896	—
ONE Gas long-term debt financing costs	—	(9,663)
Debt financing costs	(7,850)	—
Repayment of long-term debt	(3,875)	(553,855)
Issuance of common stock	10,298	9,166
Issuance of common units, net of issuance costs	275,098	878,765
Dividends paid	(252,416)	(199,684)
Cash of ONE Gas at separation	—	(60,000)
Distributions to noncontrolling interests	(260,488)	(206,342)
Cash provided by financing activities	374,851	493,919
Change in cash and cash equivalents	52,999	209,730
Change in cash and cash equivalents included in discontinued operations	382	3,265
Change in cash and cash equivalents included in continuing operations	53,381	212,995
Cash and cash equivalents at beginning of period	172,812	145,565
Cash and cash equivalents at end of period	$226,193	$358,560
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ONEOK Shareholders’ Equity
(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)
	(Shares)	(Thousands of dollars)
January 1, 2015	245,811,180	$2,458	$1,541,583	$(136,353)
Net income	—	—	—	—
Other comprehensive income (loss) (Note H)	—	—	—	1,019
Common stock issued	—	—	(4,300)	—
Common stock dividends - $1.21 per share (Note G)	—	—	—	—
Issuance of common units of ONEOK Partners (Note L)	—	—	26,294	—
Distributions to noncontrolling interests	—	—	—	—
Other	—	—	739	—
June 30, 2015	245,811,180	$2,458	$1,564,316	$(135,334)
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Continued)
	ONEOK Shareholders’ Equity
(Unaudited)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2015	$138,128	$(953,701)	$3,413,768	$4,005,883
Net income	137,305	—	109,268	246,573
Other comprehensive income (loss) (Note H)	—	—	(12,989)	(11,970)
Common stock issued	—	16,650	—	12,350
Common stock dividends - $1.21 per share (Note G)	(252,416)	—	—	(252,416)
Issuance of common units of ONEOK Partners (Note L)	—	—	232,254	258,548
Distributions to noncontrolling interests	—	—	(260,488)	(260,488)
Other	102	—	38	879
June 30, 2015	$23,119	$(937,051)	$3,481,851	$3,999,359

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Organization and Nature of Operations - We are the sole general partner and own limited partner units of ONEOK Partners (NYSE: OKS), which together represent an aggregate 36.8 percent interest in ONEOK Partners at June 30, 2015. The results of operations for our former natural gas distribution and energy services businesses have been classified as discontinued operations for all periods presented. See Note B for additional information.

Unless indicated otherwise, the information in the Notes to the Consolidated Financial Statements relates to our continuing operations.

Recently Issued Accounting Standards Update - In March 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for public companies for fiscal years beginning after December 15, 2015, with early adoption permitted. We elected to adopt this guidance early beginning in the second quarter 2015. Retrospective adjustment of prior periods presented is required. Therefore, the December 31, 2014, balance sheet has been recast to reclassify $42.8 million of debt issuance costs from other assets to long-term debt. The impact of adopting this guidance was not material.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which alters the definition of a discontinued operation to include only asset disposals that represent a strategic shift with a major effect on an entity’s operations and financial results.  The amendment also requires more extensive disclosures about a discontinued operation’s assets, liabilities, income, expenses and cash flows. This guidance will be effective for interim and annual periods for all assets that are disposed of or classified as being held for sale in fiscal years that begin on or after December 15, 2014. We adopted this guidance beginning in the first quarter 2015, and it could impact us in the future if we dispose of any individually significant components.

In April 2015, the FASB issued ASU 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which clarifies whether a cloud computing arrangement includes a software license. If it does, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses; if not, the customer should not account for the arrangement as a service contract. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. Early adoption is permitted. We expect to adopt this guidance in the first quarter 2016, and we do not expect it to materially impact us.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which eliminates the presumption that a general partner should consolidate a limited partnership. It also modifies the evaluation of whether limited partnerships are variable interest entities or voting interest entities and adds requirements that limited partnerships must meet to qualify as voting interest entities. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. We expect to adopt this guidance in the first quarter 2016, and we are evaluating the impact on us.

In August 2014, the FASB issued ASU 2014-15, “Going Concern,” which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The standard applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We expect to adopt this guidance beginning in the first quarter 2016, and we do not expect it to materially impact us.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines the principles an entity must apply to measure and recognize revenue for entities that enter into contracts to provide goods or services to their customers. The core principle is that an entity should recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to a customer. The amendment also requires more extensive disaggregated revenue disclosures in interim and annual financial statements. In July 2015, the FASB announced it has deferred the effective date by one year. This update is now effective for interim and annual periods that begin after December 15, 2017, with either retrospective application for all periods presented or retrospective application with a cumulative effect adjustment. We expect to adopt this guidance beginning in the first quarter 2018, and we are evaluating the impact on us.

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

Wind Down of Energy Services Business - On March 31, 2014, we completed the wind down of our former energy services business. We executed agreements in 2013 and the first quarter 2014 to release a significant portion of our nonaffiliated natural gas transportation and storage contracts to third parties that resulted in noncash charges, which are included in income (loss) from discontinued operations, net of tax in our Consolidated Statements of Income.

The following table summarizes the change in our liability related to released capacity contracts for the periods indicated:

	Six Months Ended
	June 30,
	2015	2014
	(Millions of dollars)
Beginning balance	$73.8	$122.0
Noncash charges	—	1.7
Settlements	(22.4)	(25.7)
Accretion	0.6	1.1
Ending balance	$52.0	$99.1

We expect future cash payments associated with released transportation and storage capacity contracts from the wind down of our former energy services business to total approximately $31 million on an after-tax basis, which consists of approximately $9 million to be paid in the remainder of 2015, $11 million in 2016, $6 million in 2017 and $5 million over the period 2018 through 2023.

Results of Operations of Discontinued Operations - The results of operations for our former natural gas distribution business and energy services business have been reported as discontinued operations for all periods presented. Income (loss) from discontinued operations, net of tax, in the Consolidated Statements of Income for the three and six months ended June 30, 2015, consists of accretion expense, net of tax benefit, on the released contracts for our former energy services business. The table below provides selected financial information reported in discontinued operations in the Consolidated Statements of Income for the three and six months ended June 30, 2014:

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
(a) - Includes approximately $1.3 million and $23.0 million for the three and six months ended June 30, 2014, of costs related to ONE Gas separation.
(b) - Reflects revision of estimates for income taxes related to ONE Gas separation.
(c) - Represents primarily accretion expense.

Prior to the ONE Gas separation, natural gas sales and transportation and storage services provided to our former natural gas distribution business by ONEOK Partners were $7.5 million for the six months ended June 30, 2014. Prior to February 1, 2014, these revenues and related costs were eliminated in consolidation. Beginning February 1, 2014, these revenues represent third-party transactions with ONE Gas and are not eliminated in consolidation for all periods presented, as such sales and services have continued subsequent to the separation and are expected to continue in future periods.

Prior to the completion of the energy services wind down, natural gas sales and transportation and storage services provided to our energy services business by ONEOK Partners were $46.0 million for the six months ended June 30, 2014. While these transactions were eliminated in consolidation in previous periods, they are reflected now as affiliate transactions and are not eliminated in consolidation for all periods presented as these transactions have continued with third parties.

Statement of Financial Position of Discontinued Operations - At June 30, 2015, and December 31, 2014, assets and liabilities of discontinued operations in our Consolidated Balance Sheets relate primarily to deferred tax assets and capacity release obligations associated with our former energy services business.

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

While many of the contracts in ONEOK Partners’ portfolio are executed in liquid markets where price transparency exists, some contracts are executed in markets for which market prices may exist, but the market may be relatively inactive.  This results in limited price transparency that requires management’s judgment and assumptions to estimate fair values.  For certain transactions, we utilize modeling techniques using NYMEX-settled pricing data and implied forward LIBOR curves. Inputs into our fair value estimates include commodity-exchange prices, over-the-counter quotes, historical correlations of pricing data, data obtained from third-party pricing services and LIBOR and other liquid money-market instrument rates.  We validate our valuation inputs with third-party information and settlement prices from other sources, where available.

In addition, as prescribed by the income approach, we compute the fair value of our and ONEOK Partners’ derivative portfolio by discounting the projected future cash flows from our and ONEOK Partners’ derivative assets and liabilities to present value using interest-rate yields to calculate present-value discount factors derived from LIBOR, Eurodollar futures and interest-rate swaps.  We also take into consideration the potential impact on market prices of liquidating positions in an orderly manner over a reasonable period of time under current market conditions.  We consider current market data in evaluating counterparties’, as well as our own, nonperformance risk, net of collateral, by using specific and sector bond yields and monitoring the credit default swap markets.  Although we use our best estimates to determine the fair value of the derivative contracts we and ONEOK Partners have executed, the ultimate market prices realized could differ from our estimates, and the differences could be material.

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

•
Level 3 - fair value measurements are based on inputs that may include one or more unobservable inputs, including natural gas basis and NGL price curves that incorporate observable and unobservable market data from broker quotes, third-party pricing services, market volatilities derived from the most recent NYMEX close spot prices and forward LIBOR curves, and adjustments for the credit risk of our counterparties.  We corroborate the data on which our fair value estimates are based using our market knowledge of recent transactions, analysis of historical correlations and validation with independent broker quotes.  These balances categorized as Level 3 are comprised of derivatives for natural gas and NGLs.  We do not believe that our Level 3 fair value estimates have a material impact on our results of operations, as the majority of our derivatives are accounted for as hedges for which ineffectiveness has not been material.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for our continuing operations for the periods indicated:

	June 30, 2015
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$24,510	$—	$6,832	$31,342	$(12,867)	$18,475
Physical contracts	—	—	6,448	6,448	—	6,448
Interest-rate contracts	—	6,961	—	6,961	—	6,961
Total derivative assets	$24,510	$6,961	$13,280	$44,751	$(12,867)	$31,884
Derivative liabilities
Commodity contracts
Financial contracts	$(4,475)	$—	$(2,639)	$(7,114)	$7,114	$—
Physical contracts	—	—	(254)	(254)	—	(254)
Total derivative liabilities	$(4,475)	$—	$(2,893)	$(7,368)	$7,114	$(254)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis.  We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and ONEOK Partners.  At June 30, 2015, ONEOK Partners had $5.8 million of cash held from various counterparties and no cash collateral posted.
(b) - Included in other current assets, other assets, other current liabilities or deferred credits and other liabilities in our Consolidated Balance Sheets.

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
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and ONEOK Partners. At December 31, 2014, ONEOK Partners had $24.8 million of cash held from various counterparties and no cash collateral posted.
(b) - Included in other current assets, other assets or other current liabilities in our Consolidated Balance Sheets.

The following table sets forth a reconciliation of our Level 3 fair value measurements for our continuing operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Assets (Liabilities)	2015	2014	2015	2014
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$7,040	$1,972	$9,285	$(782)
Total realized/unrealized gains (losses):
Included in earnings (a)	(159)	33	110	(895)
Included in other comprehensive income (loss)	3,506	(3,318)	992	(3,370)
Purchases, issuances and settlements	—	—	—	3,734
Net assets (liabilities) at end of period	$10,387	$(1,313)	$10,387	$(1,313)
(a) - Included in commodity sales revenues in our Consolidated Statements of Income.

Realized/unrealized gains (losses) include the realization of ONEOK Partners’ derivative contracts through maturity. During the three and six months ended June 30, 2015 and 2014, gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the end of each reporting period were not material.

We recognize transfers into and out of the levels in the fair value hierarchy as of the end of each reporting period.  During the three and six months ended June 30, 2015 and 2014, there were no transfers between levels.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $8.1 billion and $7.5 billion at June 30, 2015, and December 31, 2014, respectively.  The book value of our consolidated long-term debt, including current maturities, was $8.0 billion and $7.2 billion at June 30, 2015, and December 31, 2014, respectively.  The estimated fair value of the aggregate of ONEOK’s and ONEOK Partners’ senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities.  The estimated fair value of our consolidated long-term debt is classified as Level 2.

D.	RISK-MANAGEMENT AND HEDGING ACTIVITIES USING DERIVATIVES

Risk-Management Activities - ONEOK Partners is sensitive to changes in natural gas, crude oil and NGL prices, principally as a result of contractual terms under which these commodities are processed, purchased and sold.  ONEOK Partners uses physical-forward purchases and sales and financial derivatives to secure a certain price for a portion of its natural gas, condensate and NGL products; to reduce its exposure to interest-rate fluctuations; and to achieve more predictable cash flows.  ONEOK Partners follows established policies and procedures to assess risk and approve, monitor and report its risk-management activities. ONEOK Partners has not used these instruments for trading purposes.  We and ONEOK Partners are also subject to the risk of interest-rate fluctuation in the normal course of business.

Commodity price risk - Commodity price risk refers to the risk of loss in cash flows and future earnings arising from adverse changes in the price of natural gas, NGLs and condensate.  ONEOK Partners uses the following commodity derivative instruments to mitigate the near-term commodity price risk associated with a portion of the forecasted sales of these commodities:

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

ONEOK Partners may also use other instruments including options or collars to mitigate commodity price risk. Options are contractual agreements that give the holder the right, but not the obligation, to buy or sell a fixed quantity of a commodity at a fixed price within a specified period of time. Options may either be standardized and exchange traded or customized and nonexchange traded. A collar is a combination of a purchased put option and a sold call option, which places a floor and a ceiling price for commodity sales being hedged.

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

The Natural Gas Liquids segment is exposed to location price differential risk, primarily as a result of the relative value of NGL purchases at one location and sales at another location. ONEOK Partners is also exposed to commodity price risk resulting from the relative values of the various NGL products to each other, NGLs in storage and the relative value of NGLs to natural gas. ONEOK Partners utilizes physical-forward contracts and commodity derivative financial instruments to reduce the impact of price fluctuations related to NGLs.

The Natural Gas Pipelines segment is exposed to commodity price risk because its intrastate and interstate natural gas pipelines retain natural gas from its customers for operations or as part of its fee for services provided. When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by its customers, ONEOK Partners’ pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose it to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in the Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, ONEOK Partners uses physical-forward sales or purchases to reduce the impact of price fluctuations related to natural gas. At June 30, 2015, and December 31, 2014, there were no financial derivative instruments with respect to ONEOK Partners’ natural gas pipeline operations.

Interest-rate risk - We and ONEOK Partners manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At December 31, 2014, ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $900 million that were designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. Upon ONEOK Partners’ debt issuance in March 2015, it settled $500 million of its interest-rate swaps and realized a loss of $55.1 million, which is included in accumulated other comprehensive loss and will be amortized to interest expense over the term of the related debt. At June 30, 2015, ONEOK Partners’ remaining interest-rate swaps with notional amounts totaling $400 million have settlement dates greater than 12 months.

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

To reduce its exposure to fluctuations in natural gas, NGLs and condensate prices, ONEOK Partners periodically enters into futures, forward purchases and sales, options or swap transactions in order to hedge anticipated purchases and sales of natural gas, NGLs and condensate.  Interest-rate swaps are used from time to time to manage interest-rate risk.  Under certain conditions, we designate these derivative instruments as a hedge of exposure to changes in fair values or cash flows.  We formally document all relationships between hedging instruments and hedged items, as well as risk-management objectives and strategies for undertaking various hedge transactions, and methods for assessing and testing correlation and hedge ineffectiveness.  We specifically identify the forecasted transaction that has been designated as the hedged item in a cash flow hedge relationship. We assess the effectiveness of hedging relationships quarterly by performing an effectiveness analysis on our fair value and cash flow hedging relationships to determine whether the hedge relationships are highly effective on a retrospective and prospective basis.  ONEOK Partners also documents its normal purchases and normal sales transactions that are expected to result in physical delivery and that ONEOK Partners elects to exempt from derivative accounting treatment.

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

For the six months ended June 30, 2014, income from discontinued operations in our Consolidated Statements of Income includes revenues from financial trading margins, as well as certain physical natural gas transactions with our trading counterparties. Revenues and cost of sales and fuel from such physical transactions are reported on a net basis. See Note B for disclosures of our discontinued operations.

Fair Values of Derivative Instruments - See Note C for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of derivative instruments for our continuing operations for the periods indicated:

	June 30, 2015		December 31, 2014
	Assets (a)	(Liabilities) (a)	Assets (a)	(Liabilities) (a)
	(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	$30,656	$(6,779)	$43,234	$(1,137)
Physical contracts	6,448	(254)	9,922	—
Interest-rate contracts	6,961	—	2,288	(44,843)
Total derivatives designated as hedging instruments	44,065	(7,033)	55,444	(45,980)
Derivatives not designated as hedging instruments
Commodity contracts
Financial contracts	686	(335)	—	—
Physical contracts	—	—	—	(23)
Total derivatives not designated as hedging instruments	686	(335)	—	(23)
Total derivatives	$44,751	$(7,368)	$55,444	$(46,003)
(a) - Included on a net basis in other current assets, other assets, other current liabilities or deferred credits and other liabilities in our Consolidated Balance Sheets.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments for our continuing operations for the periods indicated:

		June 30, 2015		December 31, 2014
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures and swaps	—	(62.1)	—	(41.2)
- Crude oil and NGLs (MMBbl)	Futures, forwards and swaps	—	(4.9)	—	(0.5)
Basis
- Natural gas (Bcf)	Futures and swaps	—	(62.1)	—	(41.2)
Interest-rate contracts (Millions of dollars)	Forward-starting swaps	$400.0	$—	$900.0	$—
Derivatives not designated as hedging instruments:
Fixed price
- Crude oil and NGLs (MMBbl)	Futures, forwards and swaps	0.6	(0.6)	—	—

These notional amounts are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and, consequently, do not reflect ONEOK Partners’ actual exposure to market or credit risk.

Cash Flow Hedges - ONEOK Partners uses derivative instruments to hedge the cash flows associated with anticipated purchases and sales of natural gas, NGLs and condensate and cost of fuel used in the transportation of natural gas. Accumulated other comprehensive loss at June 30, 2015, includes unrealized gains of approximately $7.5 million, net of tax, related to these hedges that will be realized within the next 18 months as the forecasted transactions affect earnings. If commodity prices remain at current levels, we will recognize $7.1 million in net gains over the next 12 months and net gains of $0.4 million thereafter. The amount deferred in accumulated other comprehensive loss attributable to our and ONEOK Partners’ settled interest-rate swaps is a loss of $48.0 million, net of tax, which will be recognized over the life of the long-term, fixed-rate debt, including losses of $5.7 million, net of tax, will be reclassified into earnings during the next 12 months as the hedged items affect earnings. The remaining amounts in accumulated other comprehensive loss are attributable primarily to

ONEOK Partners’ forward-starting interest-rate swaps with future settlement dates, which will be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of ONEOK Partners’ debt.

The following table sets forth the unrealized effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Thousands of dollars)
Continuing Operations
Commodity contracts	$1,072	$(6,114)	$11,091	$(41,876)
Interest-rate contracts	16,909	(26,401)	(5,667)	(47,094)
Total unrealized gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion) for continuing operations	$17,981	$(32,515)	$5,424	$(88,970)

The following table sets forth the effect of cash flow hedges in our Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Effective Portion)	Three Months Ended		Six Months Ended
		June 30,		June 30,
		2015	2014	2015	2014
		(Thousands of dollars)
Continuing Operations
Commodity contracts	Commodity sales revenues	$17,078	$(5,187)	$31,250	$(31,606)
Interest-rate contracts	Interest expense	(4,598)	(3,526)	(8,315)	(14,847)
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income on derivatives (effective portion) for continuing operations		$12,480	$(8,713)	$22,935	$(46,453)

For the six months ended June 30, 2014, an unrealized loss of $3.7 million was recognized in other comprehensive income (loss) and a realized loss of $12.8 million was reclassified from accumulated other comprehensive income (loss) related to cash flow hedges for our former energy services business.

Ineffectiveness related to ONEOK Partners’ cash flow hedges was not material for the three and six months ended June 30, 2015 and 2014.  Ineffectiveness related to our former energy services business’ cash flow hedges was not material for the six months ended June 30, 2014. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings. For the three and six months ended June 30, 2015, and the three months ended June 30, 2014, there were no gains or losses due to the discontinuance of cash flow hedge treatment. For the six months ended June 30, 2014, we reclassified losses of $4.6 million, net of taxes of $3.1 million, to interest expense from accumulated other comprehensive loss due to the discontinuance of cash flow hedge treatment from the de-designation of interest-rate swaps related to the early retirement of long-term debt. See Note F for additional information.

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

Some of ONEOK Partners’ financial derivative instruments contain provisions that require it to maintain an investment-grade credit rating from S&P and/or Moody’s.  If ONEOK Partners’ credit ratings on its senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk that were in a net liability position at June 30, 2015.

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

At June 30, 2015, the net credit exposure from ONEOK Partners’ derivative assets is primarily with investment-grade companies in the financial services sector.

E.	CREDIT FACILITIES AND SHORT-TERM NOTES PAYABLE

ONEOK Credit Agreement - The ONEOK Credit Agreement, which is scheduled to expire in January 2019, is a $300 million revolving credit facility and contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to Consolidated EBITDA (EBITDA, as defined in our ONEOK Credit Agreement) of no more than 4.0 to 1. Upon breach of certain covenants by us in the ONEOK Credit Agreement, amounts outstanding under the ONEOK Credit Agreement, if any, may become due and payable immediately. At June 30, 2015, ONEOK’s ratio of indebtedness to Consolidated EBITDA was 2.0 to 1, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement. As a result of a reduction in the borrowing capacity of the ONEOK Credit Agreement due to the ONE Gas separation, we wrote off approximately $2.9 million in interest expense of previously deferred credit agreement issuance costs in the first quarter 2014.

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

At June 30, 2015, ONEOK had $1.8 million in letters of credit issued and no borrowings under the ONEOK Credit Agreement. In February 2014, we repaid all amounts outstanding under our commercial paper program, with a portion of the proceeds received from ONE Gas in connection with the separation, and terminated the program. See Note F for additional information.

ONEOK Partners Credit Agreement - At June 30, 2015, ONEOK Partners had $870.5 million of commercial paper outstanding, $14.0 million in letters of credit issued and no borrowings under the ONEOK Partners Credit Agreement.

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

The ONEOK Partners Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters.  As a result of the West Texas LPG acquisition ONEOK Partners completed in the fourth quarter 2014, the allowable ratio of indebtedness to adjusted EBITDA increased to 5.5 to 1 through the second quarter 2015. If ONEOK Partners were to breach certain covenants in the ONEOK Partners Credit Agreement, amounts outstanding under the ONEOK Partners Credit Agreement, if any, may become due and payable immediately.  At June 30, 2015, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 4.5 to 1, and it was in compliance with all covenants under the ONEOK Partners Credit Agreement.

Neither ONEOK nor ONEOK Partners guarantees the debt or other similar commitments of unaffiliated parties. ONEOK does not guarantee the debt, commercial paper or other similar commitments of ONEOK Partners, and ONEOK Partners does not guarantee the debt or other similar commitments of ONEOK.

F.	LONG-TERM DEBT

ONEOK Partners Debt Issuance - In March 2015, ONEOK Partners completed an underwritten public offering of $800 million of senior notes, consisting of $300 million, 3.8 percent senior notes due 2020, and $500 million, 4.9 percent senior notes due 2025. The net proceeds, after deducting underwriting discounts, commissions and other expenses, were approximately $792.3 million. ONEOK Partners used the proceeds to repay amounts outstanding under its commercial paper program and for general partnership purposes.

These notes are governed by an indenture, dated September 25, 2006, between ONEOK Partners and Wells Fargo Bank, N.A., the trustee, as supplemented. The indenture does not limit the aggregate principal amount of debt securities that may be issued and provides that debt securities may be issued from time to time in one or more additional series. The indenture contains covenants including, among other provisions, limitations on ONEOK Partners’ ability to place liens on its property or assets and to sell and lease back its property. The indenture includes an event of default upon acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of any of ONEOK Partners’ outstanding senior notes to declare those notes immediately due and payable in full.

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

ONEOK Partners Debt Maturity - ONEOK Partners’ $650 million, 3.25 percent senior notes mature on February 1, 2016. The carrying amount of these notes is reflected in current portion of long-term debt in our Consolidated Balance Sheet as of June 30, 2015.

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

The following table sets forth the changes in equity attributable to us and our noncontrolling interests, including other comprehensive income, net of tax, for the periods indicated:

	Three Months Ended			Three Months Ended
	June 30, 2015			June 30, 2014
	ONEOK Shareholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity	ONEOK Shareholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
Beginning balance	$530,158	$3,363,130	$3,893,288	$584,500	$2,543,207	$3,127,707
Net income	76,505	74,375	150,880	61,590	79,161	140,751
Other comprehensive income (loss)	4,558	2,097	6,655	(3,214)	(16,199)	(19,413)
Common stock issued	8,550	—	8,550	6,325	—	6,325
Common stock dividends	(126,363)	—	(126,363)	(116,409)	—	(116,409)
Issuance of common units of ONEOK Partners	19,033	173,242	192,275	116,129	635,424	751,553
Distributions to noncontrolling interests	—	(131,031)	(131,031)	—	(104,687)	(104,687)
Other	5,067	38	5,105	7,504	—	7,504
Ending balance	$517,508	$3,481,851	$3,999,359	$656,425	$3,136,906	$3,793,331

	Six Months Ended			Six Months Ended
	June 30, 2015			June 30, 2014
	ONEOK Shareholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity	ONEOK Shareholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
Beginning balance	$592,115	$3,413,768	$4,005,883	$2,337,851	$2,507,329	$4,845,180
Net income	137,305	109,268	246,573	155,105	192,157	347,262
Other comprehensive income (loss)	1,019	(12,989)	(11,970)	5,471	(33,508)	(28,037)
Common stock issued	12,350	—	12,350	13,904	—	13,904
Common stock dividends	(252,416)	—	(252,416)	(199,684)	—	(199,684)
Issuance of common units of ONEOK Partners	26,294	232,254	258,548	127,125	677,270	804,395
Distribution of ONE Gas to shareholders	—	—	—	(1,747,424)	—	(1,747,424)
Distributions to noncontrolling interests	—	(260,488)	(260,488)	—	(206,342)	(206,342)
Other	841	38	879	(35,923)	—	(35,923)
Ending balance	$517,508	$3,481,851	$3,999,359	$656,425	$3,136,906	$3,793,331

Dividends - Dividends paid on our common stock to shareholders of record at the close of business on January 30, 2015, and April 30, 2015, were $0.605 per share in each instance.  A dividend of $0.605 per share was declared for shareholders of record at the close of business on August 3, 2015, payable August 14, 2015.

See Note L for a discussion of ONEOK Partners’ issuance of common units and distributions to noncontrolling interests.

H.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the balance in accumulated other comprehensive income (loss) for the period indicated:

	Unrealized Gains (Losses) on Energy Marketing and Risk-Management Assets/Liabilities (a)	Unrealized Holding Gains (Losses) on Investment Securities (a)	Pension and Postretirement Benefit Plan Obligations (a) (b)	Accumulated Other Comprehensive Income (Loss) (a)
	(Thousands of dollars)
January 1, 2015	$(37,349)	$955	$(99,959)	$(136,353)
Other comprehensive income (loss) before reclassifications	1,771	(955)	42	858
Amounts reclassified from accumulated other comprehensive income (loss)	(4,676)	—	4,837	161
Net current period other comprehensive income (loss) attributable to ONEOK	(2,905)	(955)	4,879	1,019
June 30, 2015	$(40,254)	$—	$(95,080)	$(135,334)
(a) All amounts are presented net of tax.
(b) Includes amounts related to supplemental executive retirement plan.

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) in our Consolidated Statements of Income for the periods indicated:

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended		Six Months Ended		Affected Line Item in the Consolidated Statements of Income
	June 30,		June 30,
	2015	2014	2015	2014
	(Thousands of dollars)
Unrealized (gains) losses on energy marketing and risk-management assets/liabilities
Commodity contracts	$(17,078)	$5,187	$(31,250)	$31,606	Commodity sales revenues
Interest-rate contracts	4,598	3,526	8,315	14,847	Interest expense
	(12,480)	8,713	(22,935)	46,453	Income before income taxes
	1,439	(1,202)	2,664	(9,098)	Income tax expense
	(11,041)	7,511	(20,271)	37,355	Income from continuing operations
	—	—	—	7,683	Income (loss) from discontinued operations
	(11,041)	7,511	(20,271)	45,038	Net income
Noncontrolling interests	(8,523)	5,538	(15,595)	22,647	Less: Net income attributable to noncontrolling interests
	$(2,518)	$1,973	$(4,676)	$22,391	Net income attributable to ONEOK

Pension and postretirement benefit plan obligations (a)
Amortization of net loss	$4,423	$3,964	$8,846	$7,927
Amortization of unrecognized prior service cost	(392)	(367)	(784)	(734)
	4,031	3,597	8,062	7,193	Income before income taxes
	(1,613)	(1,439)	(3,225)	(2,877)	Income tax expense
	2,418	2,158	4,837	4,316	Income from continuing operations
	—	—	—	1,648	Income from discontinued operations
	$2,418	$2,158	$4,837	$5,964	Net income attributable to ONEOK

Total reclassifications for the period attributable to ONEOK	$(100)	$4,131	$161	$28,355	Net income attributable to ONEOK
(a) These components of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost. See Note J for additional detail of our net periodic benefit cost.

I.	EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended June 30, 2015
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$76,645	210,204	$0.36
Diluted EPS from continuing operations
Effect of dilutive securities	—	273
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$76,645	210,477	$0.36

	Three Months Ended June 30, 2014
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$69,599	209,403	$0.33
Diluted EPS from continuing operations
Effect of dilutive securities	—	1,113
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$69,599	210,516	$0.33

	Six Months Ended June 30, 2015
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$137,589	210,059	$0.65
Diluted EPS from continuing operations
Effect of dilutive securities	—	427
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$137,589	210,486	$0.65

	Six Months Ended June 30, 2014
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$161,340	209,267	$0.77
Diluted EPS from continuing operations
Effect of dilutive securities	—	1,070
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$161,340	210,337	$0.77

J.	EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and postretirement benefit plans for our continuing operations for the periods indicated:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$1,887	$1,823	$3,774	$3,645
Interest cost	4,546	4,628	9,092	9,256
Expected return on assets	(5,213)	(4,934)	(10,426)	(9,869)
Amortization of unrecognized prior service cost	23	48	46	96
Amortization of net loss	3,987	3,756	7,974	7,511
Other	—	120	—	120
Net periodic benefit cost	$5,230	$5,441	$10,460	$10,759

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$186	$179	$372	$358
Interest cost	587	611	1,173	1,222
Expected return on assets	(564)	(555)	(1,128)	(1,110)
Amortization of unrecognized prior service cost	(415)	(415)	(830)	(830)
Amortization of net loss	436	208	872	416
Other	—	(2)	—	(2)
Net periodic benefit cost	$230	$26	$459	$54

K.	UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments - The following table sets forth ONEOK Partners’ equity in net earnings from investments for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Thousands of dollars)
Share of investee earnings
Northern Border Pipeline	$15,273	$15,877	$34,975	$39,286
Overland Pass Pipeline Company	9,623	4,121	16,510	8,852
Other	5,144	5,437	9,476	10,956
Equity in net earnings from investments	$30,040	$25,435	$60,961	$59,094

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of ONEOK Partners’ unconsolidated affiliates for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Thousands of dollars)
Income Statement
Operating revenues	$125,738	$121,509	$255,319	$276,788
Operating expenses	$55,959	$51,870	$113,538	$123,549
Net income	$62,643	$60,878	$129,002	$139,551

Distributions paid to ONEOK Partners	$41,354	$42,579	$80,783	$77,649

ONEOK Partners incurred expenses in transactions with unconsolidated affiliates of $25.9 million and $14.3 million for the three months ended June 30, 2015 and 2014, respectively, and $45.8 million and $28.4 million for the six months ended June 30, 2015 and 2014, respectively, primarily related to Overland Pass Pipeline Company and Northern Border Pipeline Company. Accounts payable to ONEOK Partners’ equity method investees at June 30, 2015, and December 31, 2014, were $10.1 million and $20.5 million, respectively.

Roadrunner Gas Transmission - In March 2015, ONEOK Partners entered into a 50-50 joint venture named Roadrunner Gas Transmission (Roadrunner) with a subsidiary of Fermaca Infrastructure B.V. (Fermaca), a Mexico City-based natural gas infrastructure company, to construct a pipeline to transport natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas. During the second quarter 2015, ONEOK Partners contributed approximately $33.2 million to Roadrunner.

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

The current commodity price environment has caused crude oil and natural gas producers to reduce drilling for crude oil and natural gas, which we expect will slow volume growth or reduce volumes of natural gas delivered to systems owned by ONEOK Partners’ Powder River Basin equity method investments. A continued decline in volumes gathered in the coal-bed methane area of the Powder River Basin may reduce ONEOK Partners’ ability to recover the carrying value of its equity investments in this area and could result in noncash charges to earnings. The net book value of ONEOK Partners’ equity method investments in this dry natural gas area is $212.7 million, which includes $130.5 million of equity method goodwill.

L.	ONEOK PARTNERS

Ownership Interest in ONEOK Partners - Our ownership interest in ONEOK Partners is shown in the table below at June 30, 2015:

General partner interest	2.0%
Limited partner interest (a)	34.8%
Total ownership interest	36.8%
(a) - Represents 19.8 million common units and approximately 73.0 million Class B units, which are convertible, at our option, into common units.

Equity Issuances - ONEOK Partners has an “at-the-market” equity program for the offer and sale from time to time of its common units, up to an aggregate amount of $650 million. The program allows ONEOK Partners to offer and sell its common units at prices it deems appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between ONEOK Partners and the sales agent. ONEOK Partners is under no obligation to offer and sell common units under the program. At June 30, 2015, ONEOK Partners had approximately $238 million of registered common units available for issuance under its “at-the-market” equity program.

During the three months ended June 30, 2015, ONEOK Partners sold approximately 5.5 million common units through its “at-the-market” equity program. The net proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $208.1 million, which were used for general partnership purposes, including repayment of commercial paper borrowings.

During the six months ended June 30, 2015, ONEOK Partners sold approximately 7.2 million common units through its “at-the-market” equity program. The net proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $279.7 million, which were used for general partnership purposes, including repayment of commercial paper borrowings.

As a result of these transactions, our aggregate ownership interest in ONEOK Partners decreased to 36.8 percent at June 30, 2015, from 37.8 percent at December 31, 2014.

In May 2014, ONEOK Partners completed an underwritten public offering of approximately 13.9 million common units at a public offering price of $52.94 per common unit, generating net proceeds of approximately $714.5 million. In conjunction with this issuance, ONEOK Partners GP contributed approximately $15.0 million in order to maintain our 2 percent general partner interest in ONEOK Partners. ONEOK Partners used the proceeds for general partnership purposes, including capital expenditures and repayment of commercial paper borrowings.

During the three months ended June 30, 2014, ONEOK Partners sold approximately 1.9 million common units through its “at-the-market” equity program. The net proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $107.6 million, which were used for general partnership purposes.

During the six months ended June 30, 2014, ONEOK Partners sold 3.0 million common units through the “at-the-market” program that resulted in net proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, of approximately $164.1 million and used the proceeds for general partnership purposes.

We account for the difference between the carrying amount of our investment in ONEOK Partners and the underlying book value arising from issuance of common units by ONEOK Partners as an equity transaction.  If ONEOK Partners issues common units at a price different than our carrying value per unit, we account for the premium or deficiency as an adjustment to paid-in capital. As a result of ONEOK Partners’ issuance of common units, we recognized an increase to paid-in capital of approximately $26.3 million, net of taxes, for the six months ended June 30, 2015.

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

In July 2015, a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) was declared for the second quarter 2015 and will be paid on August 14, 2015, to unitholders of record at the close of business on August 3, 2015.

The following table shows ONEOK Partners’ distributions paid in the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Thousands, except per unit amounts)
Distribution per unit	$0.790	$0.745	$1.58	$1.475

General partner distributions	$5,955	$5,011	$11,869	$9,860
Incentive distributions	89,889	71,911	179,168	140,166
Distributions to general partner	95,844	76,922	191,037	150,026
Limited partner distributions to ONEOK	73,302	69,125	146,604	136,862
Limited partner distributions to noncontrolling interest	128,583	104,506	255,794	206,161
Total distributions paid	$297,729	$250,553	$593,435	$493,049

The following table shows ONEOK Partners’ distributions declared for the periods indicated and paid within 45 days of the end of the period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Thousands, except per unit amounts)
Distribution per unit	$0.790	$0.760	$1.58	$1.505

General partner distributions	$6,081	$5,501	$12,036	$10,512
Incentive distributions	91,794	80,381	181,683	152,292
Distributions to general partner	97,875	85,882	193,719	162,804
Limited partner distributions to ONEOK	73,302	70,519	146,604	139,646
Limited partner distributions to noncontrolling interest	132,862	118,644	261,445	223,150
Total distributions declared	$304,039	$275,045	$601,768	$525,600

West Texas LPG Acquisition - In November 2014, ONEOK Partners completed the acquisition of an 80 percent interest in the West Texas LPG Pipeline Limited Partnership and a 100 percent interest in the Mesquite Pipeline for approximately $800 million from affiliates of Chevron Corporation. We accounted for this acquisition as a business combination that, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition-date fair values. Our consolidated balance sheets as of June 30, 2015, and December 31, 2014, reflect the preliminary purchase price allocation based on available information, which is subject to customary adjustments, including working capital. ONEOK Partners is reviewing the valuation to determine the final purchase price allocation. See Note C in the Notes to Consolidated Financial Statements in our Annual Report for additional information on this acquisition.

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

The following table shows ONEOK Partners’ transactions with us for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Thousands of dollars)
Revenues	$—	$—	$—	$53,526
Expenses
Cost of sales and fuel	$—	$—	$—	$10,835
Operating expenses	86,741	78,705	176,269	155,951
Total expenses	$86,741	$78,705	$176,269	$166,786

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

ONEOK Partners’ expenditures for environmental assessment, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and its expenditures related to environmental matters have had no material effects on earnings or cash flows during the three and six months ended June 30, 2015 and 2014.

In April 2014, the EPA and the United States Army Corps of Engineers proposed a joint rule-making to redefine the definition of “Waters of the United States” under the Clean Water Act. The final rule was published on June 29, 2015, and becomes effective on August 28, 2015. The final rule is not expected to result in material impacts on ONEOK Partners’ projects, facilities and operations.

The EPA’s “Tailoring Rule” regulates GHG emissions at new or modified facilities that meet certain criteria. Affected facilities are required to review best available control technology (BACT), conduct air-quality analysis, impact analysis and public reviews with respect to such emissions.  At current emission threshold levels, this rule has had a minimal impact on ONEOK Partners’ existing facilities.  In addition, on June 23, 2014, the Supreme Court of the United States (Supreme Court), in a case styled, Utility Air Regulatory Group v. EPA, 530 U.S. (2014), held that an industrial facility’s potential to emit GHG emissions alone cannot subject a facility to the permitting requirements for major stationary source provisions of the Clean Air Act. The decision invalidated the EPA’s current Triggering and Tailoring Rule for GHG Prevention of Significant Deterioration (PSD) and Title V requirements as applied to facilities considered major sources only for GHGs (referred to as Step 2 sources). However, the Supreme Court also ruled that to the extent a source pursues a capital project (new construction or expansion of existing facility), which otherwise subjects the source to major source PSD permitting for conventional criteria pollutants, the permitting authorities may impose BACT analysis and emission limits for GHGs from those sources.

In April 2015, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit), on remand from the Supreme Court, issued its further Order following the Supreme Court’s decision in Utility Air Regulatory Group v. EPA. The D.C. Circuit’s Order included the following: (1) it formally vacated EPA regulations implementing the Tailoring Rule to the extent that they require a stationary source to obtain a PSD or Title V permit based solely on the source’s GHG emissions; and (2) ordered the EPA to consider whether any further revisions to its regulations are appropriate in light of the Supreme Court’s decision. On April 30, 2015, the EPA issued a direct final rule to allow for the rescission of Clean Air Act PSD permits issued by the EPA or delegated state and local permitting authorities under Step 2 of the GHG Tailoring Rule. The direct final rule is effective on July 6, 2015, unless adverse comments were received by the EPA on or before June 8th. The EPA has not yet confirmed whether adverse comments were received on the direct final rule. Given this, we consider the direct final rule effective as of July 6, unless the EPA issues a notice of retraction. We do not expect the direct final rule to have a material impact on ONEOK Partners’ existing operations or design decisions for new project applications.

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

Proposed amendments to the rule were published in March 2015. The EPA has indicated that further amendments will be issued in 2015 as part of the President’s Methane Strategy. We do not anticipate a material impact to ONEOK Partners’ anticipated capital, operations and maintenance costs resulting from compliance with the current or pending regulations. However, the EPA may issue additional responses, amendments and/or policy guidance on the final rule, which could alter our present expectations. Generally, the NSPS rule will require expenditures for updated emissions controls, monitoring and record-keeping requirements at affected facilities in the crude oil and natural gas industry. We do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

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

Legal Proceedings - Gas Index Pricing Litigation - As previously reported, ONEOK and its subsidiary, ONEOK Energy Services Company, L.P. (OESC), along with several other energy companies, are defending multiple lawsuits arising from alleged market manipulation or false reporting of natural gas prices to natural gas-index publications alleged to have occurred prior to 2003. On April 10, 2013, the United States Court of Appeals for the Ninth Circuit reversed the summary judgments that had been granted in favor of ONEOK, OESC and other unaffiliated defendants in the following cases: Reorganized FLI, Learjet, Arandell, Heartland and NewPage. The Ninth Circuit also reversed the summary judgment that had been granted in favor of OESC on all state law claims asserted in the Sinclair case. ONEOK, OESC and the other unaffiliated defendants appealed to the United States Supreme Court seeking review of the Ninth Circuit decision. On April 21, 2015, the United States Supreme Court affirmed the decision of the Ninth Circuit. The cases have now been remanded back to the trial court (the United States District Court for the District of Nevada) for further proceedings.

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

Segment Descriptions - Our reportable business segments are based upon the following segments of ONEOK Partners:

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

Accounting Policies - We evaluate performance based principally on each segment’s operating income and equity earnings. The accounting policies of the segments are described in Note A of the Notes to Consolidated Financial Statements in our Annual Report.  Intersegment and affiliate sales are recorded on the same basis as sales to unaffiliated customers and are discussed further in Note L.  Net margin is comprised of total revenues less cost of sales and fuel.  Cost of sales and fuel includes commodity purchases, fuel, storage and transportation costs. Revenues from sales and services provided by ONEOK Partners to our former natural gas distribution business prior to the separation and to our former energy services business prior to the completion of the wind down, which were previously eliminated in consolidation, are now reported as sales to affiliated customers for the six months ended June 30, 2014, and are no longer eliminated in consolidation. Revenues from sales and services provided by ONEOK Partners to our former natural gas distribution business after the separation are reported as sales to unaffiliated customers as these now represent third-party transactions.

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

For the three and six months ended June 30, 2015, ONEOK Partners had one customer, BP p.l.c., from which it received $224.6 million and $409.5 million, respectively, in total revenues from all of the operating segments, or approximately 11 percent and 10 percent of our consolidated revenues, respectively. For the three and six months ended June 30, 2014, ONEOK Partners had no single customer from which it received 10 percent or more of our consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended June 30, 2015	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total

	(Thousands of dollars)
Sales to unaffiliated customers	$279,498	$1,769,580	$78,429	$545	$2,128,052
Intersegment revenues	180,564	79,295	1,683	(261,542)	—
Total revenues	$460,062	$1,848,875	$80,112	$(260,997)	$2,128,052
Net margin	$137,135	$313,383	$74,107	$334	$524,959
Operating costs	63,550	77,410	25,240	(850)	165,350
Depreciation and amortization	35,952	39,433	10,814	788	86,987
Gain (loss) on sale of assets	195	(73)	—	—	122
Operating income	$37,828	$196,467	$38,053	$396	$272,744
Equity in net earnings from investments	$4,922	$9,693	$15,425	$—	$30,040
Capital expenditures	$205,434	$59,087	$15,613	$5,467	$285,601
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $227.5 million, of which $186.4 million was related to sales within the segment, net margin of $128.5 million and operating income of $73.6 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $64.1 million, net margin of $57.1 million and operating income of $25.7 million.

Three Months Ended June 30, 2014	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total

	(Thousands of dollars)
Sales to unaffiliated customers	$374,112	$2,612,336	$79,287	$1,147	$3,066,882
Intersegment revenues	349,253	52,974	2,698	(404,925)	—
Total revenues	$723,365	$2,665,310	$81,985	$(403,778)	$3,066,882
Net margin	$154,970	$266,145	$75,471	$(1,106)	$495,480
Operating costs	59,386	76,081	27,287	9,268	172,022
Depreciation and amortization	29,443	31,109	10,895	680	72,127
Gain (loss) on sale of assets	(28)	11	—	1	(16)
Operating income	$66,113	$158,966	$37,289	$(11,053)	$251,315
Equity in net earnings from investments	$5,099	$4,459	$15,877	$—	$25,435
Capital expenditures	$168,208	$210,676	$8,710	$5,082	$392,676
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

Six Months Ended June 30, 2015	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations (c)	Total

	(Thousands of dollars)
Sales to unaffiliated customers	$567,514	$3,204,393	$160,359	$1,092	$3,933,358
Intersegment revenues	348,171	140,574	3,302	(492,047)	—
Total revenues	$915,685	$3,344,967	$163,661	$(490,955)	$3,933,358
Net margin	$261,827	$580,610	$143,230	$734	$986,401
Operating costs	132,760	159,656	52,482	(530)	344,368
Depreciation and amortization	71,749	78,727	21,570	896	172,942
Gain (loss) on sale of assets	196	(81)	1	—	116
Operating income	$57,514	$342,146	$69,179	$368	$469,207
Equity in net earnings from investments	$9,161	$16,673	$35,127	$—	$60,961
Investments in unconsolidated affiliates	$252,468	$485,381	$408,558	$—	$1,146,407
Total assets	$5,007,456	$8,139,588	$1,841,321	$662,815	$15,651,180
Noncontrolling interests in consolidated subsidiaries	$4,065	$162,494	$—	$3,315,292	$3,481,851
Capital expenditures	$460,735	$132,553	$25,205	$10,955	$629,448
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $437.3 million, of which $351.7 million was related to sales within the segment, net margin of $252.6 million and operating income of $138.5 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $133.4 million, net margin of $118.0 million and operating income of $53.1 million.
(c) - Other and Eliminations includes assets of discontinued operations of $27.6 million.

Six Months Ended June 30, 2014	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations (c)	Total

	(Thousands of dollars)
Sales to unaffiliated customers	$721,128	$5,282,991	$170,393	$2,140	$6,176,652
Sales to affiliated customers	41,214	—	12,312	—	53,526
Intersegment revenues	723,148	94,131	4,073	(821,352)	—
Total revenues	$1,485,490	$5,377,122	$186,778	$(819,212)	$6,230,178
Net margin	$308,524	$535,123	$168,960	$(6,500)	$1,006,107
Operating costs	124,210	141,183	54,749	991	321,133
Depreciation and amortization	58,285	58,187	21,710	1,359	139,541
Gain (loss) on sale of assets	(47)	(37)	(83)	166	(1)
Operating income	$125,982	$335,716	$92,418	$(8,684)	$545,432
Equity in net earnings from investments	$10,585	$9,223	$39,286	$—	$59,094
Investments in unconsolidated affiliates	$329,726	$485,960	$396,722	$—	$1,212,408
Total assets	$4,276,593	$7,363,417	$1,852,901	$891,627	$14,384,538
Noncontrolling interests in consolidated subsidiaries	$4,493	$—	$—	$3,132,413	$3,136,906
Capital expenditures	$291,099	$483,739	$15,337	$32,026	$822,201
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
(c) - Other and Eliminations includes assets and capital expenditures of discontinued operations of $87.5 million and $23.9 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.

RECENT DEVELOPMENTS

Ownership of ONEOK Partners - ONEOK and its subsidiaries own all of the general partner interest and a portion of the limited partner interests, which, together, represent a 36.8 percent ownership interest at June 30, 2015, in ONEOK Partners (NYSE: OKS), one of the largest publicly traded master limited partnerships.

Market Conditions - Due in part to the rapid growth in crude oil production in the United States, the global supply of crude oil exceeded demand and led to a dramatic fall in crude oil prices in the fourth quarter 2014. Lower prices continued into 2015. The production growth and decline in crude oil prices have also contributed to lower NGL product prices, as well as narrow NGL product price differentials. Additionally, the rapid growth in domestic natural gas production has led to a decline in natural gas prices. A weakened and volatile commodity price environment, which is due to factors beyond our control, is creating challenges for ONEOK Partners’ crude oil and natural gas producer customers, which has resulted in decreased drilling activity in the first half of 2015, compared with the same period in 2014. The energy industry has periodically experienced similar down cycles in the past. We expect this lower commodity price environment to continue through the remainder of 2015, with a modest recovery in 2016, which will impact ONEOK Partners’ net realized prices for natural gas, NGLs and condensate and our financial results.

As a result of lower commodity prices, crude oil and natural gas producers have significantly decreased their capital investments, which combined with production declines has begun to slow natural gas and NGL supply growth. The lower commodity prices and slower volume growth are expected to significantly impact our results of operations and cash flows in 2015, particularly in the Natural Gas Gathering and Processing segment where revenues are derived primarily from POP commodity-based contracts with fee components.

We also expect relatively narrow NGL location price differentials to continue, with periods of volatility for certain NGL products, between the Conway, Kansas, and Mont Belvieu, Texas, market centers. We expect this to persist as NGL production continues to increase and new fractionators and pipelines from various NGL-rich shale areas throughout the country, including ONEOK Partners’ growth projects discussed below, have alleviated constraints affecting NGL prices and location price differentials between the two market centers.

Supply growth has resulted in available ethane supplies that are greater than the petrochemical industry’s current demand. Low or unprofitable price differentials between ethane and natural gas have resulted in ethane rejection at most of ONEOK Partners’ and its customers’ natural gas processing plants connected to its natural gas liquids gathering system in the Mid-Continent and Rocky Mountain regions during 2014 and the first half of 2015. Through ethane rejection, natural gas processors leave much of the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants. We expect ethane rejection to persist until ethylene producers increase their capacity, with the largest number of additions expected to be completed over the next two to four years, to consume additional ethane feedstock volumes through plant modifications and expansions, and the completion of announced new world-scale ethylene production projects. Ethane rejection is expected to continue to have a significant impact on our financial results through 2017. However, the Natural Gas Liquids segment’s integrated assets enable ONEOK Partners to mitigate partially the impact of ethane rejection through minimum volume commitments, contract modifications that vary fees for ethane and other NGL products, and ONEOK Partners’ ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials in its optimization activities. See additional discussion in the “Financial Results and Operating Information” section.

Commodity Prices - Sharp declines in commodity prices negatively affected our financial results for the three and six months ended June 30, 2015, compared with the same periods in 2014. WTI crude oil prices declined to approximately $50.00 per barrel in the first half of 2015, compared with approximately $100.00 in the first half of 2014. NYMEX natural gas prices also declined to less than $3.00 per MMBtu in the first half of 2015, compared with approximately $4.50 per MMBtu in the first half of 2014. OPIS Conway propane prices averaged less than $0.50 per gallon in the first half of 2015, compared with prices averaging more than $1.00 per gallon in the first half of 2014. We expect lower commodity prices to persist throughout the remainder of 2015, with a modest recovery in 2016.

The first quarter 2014 experienced significantly higher prices due to severely cold weather, compared with the first quarter 2015. In response to increased heating demand, propane prices increased significantly at the Mid-Continent market center at

Conway, Kansas, compared with the Gulf Coast market center at Mont Belvieu, Texas, in the first quarter 2014. The price of propane in the Mid-Continent market and the wider location price differentials between the Mid-Continent and Gulf Coast market centers peaked in late January 2014 and returned to historical levels by the end of February 2014 as supply and demand balanced.

Financial Outlook - ONEOK Partners has substantial fee-based businesses in the Natural Gas Liquids and Natural Gas Pipelines segments. However, our results of operations, primarily in the Natural Gas Gathering and Processing segment, are impacted significantly by the commodity price environment. To mitigate partially the impact of lower commodities prices, ONEOK Partners has hedged a significant portion of the Natural Gas Gathering and Processing segment’s equity volumes for the remainder of 2015 and a portion of its equity volumes in 2016. Also, many contracts in the Natural Gas Gathering and Processing and Natural Gas Liquids segments include fixed fee, minimum volume or firm demand charge agreements that ensure a minimum level of revenues regardless of commodity prices or volumetric throughput. ONEOK Partners continues to seek opportunities to convert its POP contracts to fee-based contracts or increase the fee component in its POP contracts. The Natural Gas Pipelines segment also provides primarily fee-based firm natural gas transportation and storage services primarily to natural gas and electric utilities.

Despite the decline in commodity prices, we expect the growth of ONEOK Partners’ operations to continue, which we expect to favorably impact our financial results in the second half of 2015, compared with the first half of 2015, due to a number of factors. ONEOK Partners completed a significant number of capital growth projects in 2014 that we expect will continue to increase volumes in the Natural Gas Gathering and Processing and Natural Gas Liquids segments in the second half of 2015. ONEOK Partners is also constructing additional natural gas gathering pipelines, compression and processing plants, and natural gas liquids pipeline capacity in the Rocky Mountain region that are expected to help alleviate current capacity constraints primarily existing in the Williston Basin. In the Williston Basin, we expect ONEOK Partners to capture a substantial amount of natural gas currently being flared by producers, production from wells that have been drilled but not yet completed or connected to its system, and production from new wells that are expected to be drilled. We expect additional volume from new wells focused in high-return areas of the basin, which remain economical even at current prices and typically produce at higher initial production rates compared with other areas. We also expect additional wells to be completed and connected to ONEOK Partners’ system in the Mid-Continent region. We expect supply growth to continue in 2016 and 2017, although not as rapidly as the growth experienced in 2014. We also expect ONEOK Partners’ fee-based business to continue to increase as it completes its capital-growth projects and complete contract renegotiations.

ONEOK Partners’ Growth Projects - Through the first half of 2015, crude oil and natural gas producers continued to drill for crude oil and NGL-rich natural gas in many regions where ONEOK Partners has operations, including in the Bakken Shale and Three Forks formations in the Williston Basin; in the Powder River Basin; in the Cana-Woodford Shale, Woodford Shale, Springer Shale, Stack and SCOOP areas in the Mid-Continent region and in the Permian Basin. In response to this continued production of crude oil, natural gas and NGLs, and higher demand for NGL products from the petrochemical industry, ONEOK Partners has completed growth projects and acquisitions and also has projects in various stages of construction to meet the needs of crude oil and natural gas producers and processors in these regions. In addition, ONEOK Partners’ projects are expected to enhance its natural gas liquids fractionation, distribution and storage infrastructure in the Gulf Coast region and expand its natural gas pipeline services in the Permian Basin. The execution of these capital investments aligns with ONEOK Partners’ strategy to generate consistent growth and sustainable earnings. ONEOK Partners’ contractual commitments from crude oil and natural gas producers, natural gas processors and electric generators in regions associated with its growth projects are expected to provide incremental cash flows and long-term fee-based earnings.

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

WesTex Transmission Pipeline Expansion - In July 2015, ONEOK Partners announced plans to invest $70 million to $100 million to expand its ONEOK WesTex Transmission (WesTex) intrastate natural gas pipeline system in the Permian Basin in the Natural Gas Pipelines segment. WesTex, which had qualifying open season bids in excess of 500 MMcf/d, plans to utilize 240 MMcf/d of existing capacity and create additional capacity by expanding its system by 260 MMcf/d by the first quarter 2017. This expansion project is supported by firm demand charge transportation agreements and is complementary to ONEOK Partners’ recently announced Roadrunner Gas Transmission (Roadrunner) joint venture pipeline project discussed below.

See additional discussion of ONEOK Partners’ other growth projects in the “Financial Results and Operating Information” section in the Natural Gas Gathering and Processing and Natural Gas Liquids segments.

Roadrunner - In March 2015, ONEOK Partners entered into a 50-50 joint venture with a subsidiary of Fermaca, a Mexico City-based natural gas infrastructure company, to construct a pipeline to transport natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas. The pipeline will connect with ONEOK Partners’ existing natural gas pipeline and storage infrastructure in Texas and is expected to create a platform for future cross-border development opportunities. These integrated assets are also expected to provide markets in Mexico access to upstream supply basins in West Texas and the Mid-Continent region, which adds location and price diversity to their supply mix and supports the plan of Mexico’s national electric utility, Comisión Federal de Electricidad, to replace fuel oil-based power plants with natural gas-fueled power plants, which are more economical and produce fewer GHG emissions. The estimated total cost of the project is approximately $450 million to $500 million. In the second quarter 2015, ONEOK Partners contributed approximately $33.2 million to Roadrunner.

See additional discussion in the “Financial Results and Operating Information” section in the Natural Gas Pipelines segment.

Dividends/Distributions - We declared a quarterly dividend of $0.605 per share ($2.42 per share on an annualized basis) in July 2015.  ONEOK Partners declared a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) in July 2015 for the second quarter 2015. The quarterly dividend and distribution will be paid August 14, 2015, to shareholders and unitholders of record at the close of business on August 3, 2015.

ONEOK Partners Debt Issuance - In March 2015, ONEOK Partners completed an underwritten public offering of $800 million of senior notes, generating net proceeds of approximately $792.3 million. ONEOK Partners used the proceeds to repay amounts outstanding under its commercial paper program and for general partnership purposes.

ONEOK Partners Equity Issuances - During the six months ended June 30, 2015, ONEOK Partners sold approximately 7.2 million common units through its “at-the-market” equity program. The net proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $279.7 million, which were used for general partnership purposes.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2015 vs. 2014		2015 vs. 2014
Financial Results	2015	2014	2015	2014	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues
Commodity sales	$1,722.3	$2,715.1	$3,158.0	$5,521.8	$(992.8)	(37%)	$(2,363.8)	(43%)
Services	405.8	351.8	775.4	708.3	54.0	15%	67.1	9%
Total revenues	2,128.1	3,066.9	3,933.4	6,230.1	(938.8)	(31%)	(2,296.7)	(37%)
Cost of sales and fuel	1,603.1	2,571.4	2,947.0	5,224.1	(968.3)	(38%)	(2,277.1)	(44%)
Net margin	525.0	495.5	986.4	1,006.0	29.5	6%	(19.6)	(2%)
Operating costs	165.4	172.1	344.4	321.1	(6.7)	(4%)	23.3	7%
Depreciation and amortization	87.0	72.1	172.9	139.5	14.9	21%	33.4	24%
Gain (loss) on sale of assets	0.1	—	0.1	—	0.1	*	0.1	*
Operating income	$272.7	$251.3	$469.2	$545.4	$21.4	9%	$(76.2)	(14%)
Equity in net earnings from investments	$30.0	$25.4	$61.0	$59.1	$4.6	18%	$1.9	3%
Interest expense	$(102.4)	$(88.8)	$(199.1)	$(183.7)	$13.6	15%	$15.4	8%
Income from continuing operations	$151.0	$148.8	$246.9	$353.5	$2.2	1%	$(106.6)	(30)%
Net income attributable to noncontrolling interests	$74.4	$79.2	$109.3	$192.2	$(4.8)	(6)%	$(82.9)	(43)%
Net income attributable to ONEOK	$76.5	$61.6	$137.3	$155.1	$14.9	24%	$(17.8)	(11)%
Capital expenditures (a)	$285.6	$392.7	$629.4	$822.2	$(107.1)	(27)%	$(192.8)	(23)%
* Percentage change is greater than 100 percent
(a) - Includes capital expenditures of discontinued operations of $23.9 million for the six months ended June 30, 2014.

Commodity sales revenues and costs of sales and fuel decreased for the three and six months ended June 30, 2015, compared with the same periods in 2014, due to higher propane and natural gas prices as well as wider NGL location and product price differentials experienced in the first quarter 2014 as a result of unusually high weather-related seasonal demand and a sharp decline in commodity prices that began in the fourth quarter 2014 and continued into 2015. We expect lower commodity prices to persist through the remainder of 2015, with a modest recovery in 2016. The impact from the price decrease was offset partially by higher gathered and processed volumes and improved contract mix in the Natural Gas Gathering and Processing segment and higher NGL volumes transported on gathering lines and fractionated in the Natural Gas Liquids segment for the three and six months ended June 30, 2015, compared with the same periods in 2014.

Services revenues increased for the three and six months ended June 30, 2015, compared with the same periods in 2014, due to higher natural gas and NGL volumes from ONEOK Partners’ recently completed capital projects, including acquisitions, in the Natural Gas Gathering and Processing and Natural Gas Liquids segments.

For the three and six months ended June 30, 2015, ONEOK Partners had one customer, BP p.l.c., from which it received $224.6 million and $409.5 million, respectively, in total revenues from all of the operating segments, or approximately 11 percent and 10 percent of our consolidated revenues, respectively.

Operating costs increased for the six months ended June 30, 2015, compared with the same period in 2014, due primarily to the growth of ONEOK Partners’ operations related to its completed capital projects and acquisitions. While operating costs increased at ONEOK Partners for the three months ended June 30, 2015, compared with the same period in 2014, consolidated operating costs decreased for this quarter due to lower share-based compensation expense.

Depreciation and amortization expense increased for the three and six months ended June 30, 2015, compared with the same periods in 2014, due primarily to the growth of ONEOK Partners’ operations related to its completed capital projects and acquisitions.

Equity in net earnings from investments increased for the three and six months ended June 30, 2015, compared with the same periods in 2014, due primarily to higher volumes delivered to Overland Pass Pipeline from ONEOK Partners’ Bakken NGL Pipeline. In the six months ended June 30, 2015, compared with the same period in 2014, this increase was offset partially by decreased park-and-loan services on Northern Border Pipeline as a result of increased weather-related seasonal demand in the first quarter 2014.

Interest expense increased for the three and six months ended June 30, 2015, compared with the same periods in 2014, due primarily to higher short-term borrowings and rates, lower capitalized interest due to capital growth projects completed and placed in service in 2014, and interest costs for ONEOK Partners due to an $800 million debt issuance in March 2015. This increase was offset partially by write-offs in the first quarter 2014 of approximately $7.7 million due to the discontinuance of cash flow hedge treatment for interest-rate swaps related to early retirement of long-term debt, $2.9 million related to amortization of previous credit agreement issuance costs related to reducing the borrowing capacity of the credit agreement, and decreased interest expense from the early retirement of approximately $553 million of ONEOK’s long-term debt in the first quarter 2014.

In addition to the factors discussed above, income from continuing operations was impacted by increased income tax expense for the six months ended June 30, 2015, compared with the same period in 2014, due primarily to a $26.4 million net reduction in deferred income tax expense in the first quarter 2014 as a result of the separation of our former natural gas distribution business and the wind down of the energy services business.

Net income attributable to noncontrolling interests, which reflects primarily the portion of ONEOK Partners that we do not own, decreased for the three and six months ended June 30, 2015, compared with the same period in 2014, due primarily to lower earnings at ONEOK Partners.

Capital expenditures decreased for the three and six months ended June 30, 2015, compared with the same periods in 2014, due to the completion of several large projects in 2014 and the timing of expenditures for ONEOK Partners’ growth projects. Additionally, the three months ended March 31, 2014, include one month of capital expenditures from our former natural gas distribution business prior to the separation on January 31, 2014.

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

Revenues for this segment are derived primarily from POP contracts with fee-based components and fee-based contracts. Under a POP contract with fee-based components, ONEOK Partners retains a percentage of the proceeds from the sale of residue gas, condensate and/or NGLs, and charges fees for gathering, treating, compressing and processing the producer’s natural gas. With a fee-based contract, ONEOK Partners is paid a fee for the services it provides, based on volumes gathered, processed, treated and/or compressed.

We expect ONEOK Partners’ capital projects will continue to generate additional revenues, earnings and cash flows as they are completed. Natural gas liquids, natural gas and crude oil commodity price sensitivity within this segment may increase in the future as ONEOK Partners’ capital projects are completed and volumes increase under POP contracts with a fee-based component with its customers. ONEOK Partners uses commodity derivative instruments and physical-forward contracts to reduce its near-term sensitivity to fluctuations in the natural gas, crude oil and NGL prices received for its share of volumes. Additionally, ONEOK Partners is actively pursuing opportunities to convert its POP contracts to fee-based contracts or increase the fee components in its POP contracts.

The significant growth in the development of crude oil and NGL-rich natural gas in the Williston Basin has caused natural gas production to exceed the capacity of existing natural gas gathering and processing infrastructure, which results in the flaring of natural gas (the controlled burning of natural gas at the wellhead) by many crude oil and natural gas producers. In July 2014, the North Dakota Industrial Commission approved a policy designed to limit flaring at existing and future crude oil wells in the Williston Basin. The policy establishes crude oil production limits that will take effect if a producer fails to meet requirements to capture natural gas at the wellhead. ONEOK Partners is constructing additional natural gas gathering pipelines, compression and processing plants, and natural gas liquids pipeline capacity that are expected to help alleviate capacity constraints. ONEOK Partners has completed two of six compressor stations expected to be constructed in 2015 that will add 300 MMcf/d of natural gas gathering capacity to our system in the Williston Basin.

We expect ONEOK Partners’ natural gas gathered and processed volumes to continue to grow in 2015, despite reductions in crude oil and natural gas producer drilling activity. Volumes are expected to increase in the Williston Basin due to the following:

•	ONEOK Partners’ opportunity to capture additional natural gas currently being flared by producers as it adds additional natural gas compression and processing capacity on its systems;

•	the connection of wells that have been drilled but not yet completed or connected to its systems;

•
producers focusing their drilling in high-return areas, in which ONEOK Partners has significant gathering and processing assets, which typically produce at higher initial production rates compared with other areas;

•	the use by producers of more efficient rigs, which are capable of drilling faster; and

•	continued improvements in production results by producers due to enhanced completion techniques.

In the Mid-Continent region, a large customer drilled wells in the first half of 2015 with well completions and increased production expected to occur in the second half of 2015. The additional volumes from these new wells are expected to offset the natural declines of existing production in this region.

Growth Projects - The Natural Gas Gathering and Processing segment is investing in growth projects in NGL-rich areas in the Williston Basin, the Powder River Basin, the Cana-Woodford Shale, the Springer Shale, the Stack and the SCOOP areas that we expect will enable it to meet the growing needs of crude oil and natural gas producers in those areas. Nearly all of the new natural gas production is from horizontally drilled and completed wells in unconventional resource areas. These wells tend to produce volumes at higher initial production rates resulting generally in higher initial decline rates than conventional vertical wells; however, the decline rates flatten out over time. These wells are expected to have long productive lives.

In 2014 and through the second quarter 2015, ONEOK Partners has completed the following projects:

Completed Projects	Location	Capacity	Approximate Costs (a)	Completion Date
(In millions)
Rocky Mountain Region
Garden Creek II processing plant and infrastructure	Williston Basin	100 MMcf/d	$300-$310	August 2014
Garden Creek III processing plant and infrastructure	Williston Basin	100 MMcf/d	$300-$310	October 2014
Mid-Continent Region
Canadian Valley processing plant and infrastructure	Cana-Woodford Shale	200 MMcf/d	$255	March 2014
(a) - Excludes AFUDC.

ONEOK Partners has the following natural gas processing plants and related infrastructure in various stages of construction:

Projects in Progress	Location	Capacity	Approximate Costs (a)	Expected Completion Date
(In millions)
Rocky Mountain Region
Sage Creek infrastructure	Powder River Basin	Various	$50	Fourth quarter 2015
Natural gas compression	Williston Basin	100 MMcf/d	$80-$100	Fourth quarter 2015
Lonesome Creek processing plant and infrastructure	Williston Basin	200 MMcf/d	$550-$680	Fourth quarter 2015
Stateline de-ethanizers	Williston Basin	26 MBbl/d	$60-$80	Third quarter 2016
Bear Creek processing plant and infrastructure	Williston Basin	80 MMcf/d	$230-$330	Third quarter 2016
Bronco processing plant and infrastructure	Powder River Basin	50 MMcf/d	$130-$200	Suspended
Demicks Lake processing plant and infrastructure	Williston Basin	200 MMcf/d	$475-$670	Suspended
Mid-Continent Region
Knox processing plant and infrastructure	SCOOP	200 MMcf/d	$240-$470	Suspended
Total			$1,815-$2,580
(a) - Excludes AFUDC.

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

Natural Gas Compression - In July 2014, ONEOK Partners announced it will construct six additional natural gas compressor stations across its Williston Basin system to take advantage of additional natural gas processing capacity at its Garden Creek and Stateline facilities by a total of 100 MMcf/d.

Lonesome Creek Plant - In November 2013, ONEOK Partners announced it will construct the Lonesome Creek natural gas processing plant and related infrastructure, which will be located in McKenzie County, North Dakota. The plant and infrastructure will help address natural gas gathering and processing constraints in the region.

Stateline De-ethanizers - In December 2014, ONEOK Partners announced plans to construct de-ethanizers at its Stateline natural gas processing plants, which are located in Williams County, North Dakota. Once completed, the de-ethanizers will remove ethane from the natural gas stream, which we expect to then be sold under a long-term contract to a customer who plans to transport the ethane on a third-party pipeline.

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

Powder River Basin - ONEOK Partners has announced natural gas gathering and processing projects in the NGL-rich areas of the Powder River Basin, a region with the potential for significant growth in natural gas and NGL production volumes. ONEOK Partners has acreage dedications of approximately 130,000 net acres supporting these projects.

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

Mid-Continent Region:

Cana-Woodford Shale, Woodford Shale, Springer Shale, Stack and SCOOP areas - ONEOK Partners has announced natural gas gathering and processing projects to meet the growing production of NGL-rich natural gas in the Cana-Woodford Shale, Woodford Shale, Springer Shale, Stack and SCOOP areas. When ONEOK Partners’ announced projects are completed, its Oklahoma natural gas processing capacity will be approximately 900 MMcf/d. ONEOK Partners has substantial acreage dedications from crude oil and natural gas producers supporting these projects.

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

Selected Financial Results - The Natural Gas Gathering and Processing segment’s financial results for the three and six months ended June 30, 2015, reflect the benefits from additional natural gas compression projects completed in 2015; the Garden Creek III natural gas processing plant, which was completed in October 2014; and the Garden Creek II natural gas processing plant, which was completed in August 2014. Additionally, financial results for the six months ended June 30, 2015, reflect the benefits of the Canadian Valley natural gas processing plant, which was completed in March 2014.

The completion of the natural gas compression projects and Garden Creek II and Garden Creek III natural gas processing plants resulted in increased natural gas volumes gathered and processed in the Williston Basin, and completion of the Canadian Valley natural gas processing plant resulted in increased natural gas volumes gathered and processed in Oklahoma.

The following table sets forth certain selected financial results for the Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2015 vs. 2014		2015 vs. 2014
Financial Results	2015	2014	2015	2014	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL sales	$156.2	$354.8	$304.4	$734.7	$(198.6)	(56%)	$(430.3)	(59%)
Condensate sales	15.6	28.5	27.6	57.5	(12.9)	(45%)	(29.9)	(52%)
Residue natural gas sales	203.0	275.3	424.4	565.4	(72.3)	(26%)	(141.0)	(25%)
Gathering, compression, dehydration and processing fees and other revenue	85.3	64.7	159.3	127.9	20.6	32%	31.4	25%
Cost of sales and fuel	323.0	568.4	653.9	1,177.0	(245.4)	(43%)	(523.1)	(44%)
Net margin	137.1	154.9	261.8	308.5	(17.8)	(11%)	(46.7)	(15%)
Operating costs	63.5	59.4	132.8	124.2	4.1	7%	8.6	7%
Depreciation and amortization	36.0	29.4	71.7	58.3	6.6	22%	13.4	23%
Gain (loss) on sale of assets	0.2	—	0.2	—	0.2	*	0.2	*
Operating income	$37.8	$66.1	$57.5	$126.0	$(28.3)	(43%)	$(68.5)	(54%)
Equity in net earnings from investments	$4.9	$5.1	$9.2	$10.6	$(0.2)	(4%)	$(1.4)	(13%)
Capital expenditures	$205.4	$168.2	$460.7	$291.1	$37.2	22%	$169.6	58%
* Percentage change is greater than 100 percent

Commodity prices declined sharply in the fourth quarter 2014 and remained at those levels throughout the first half of 2015. We expect lower commodity prices to persist throughout the remainder of 2015, with a modest recovery in 2016. Therefore, we expect crude oil, natural gas and NGL supply growth to continue to slow. As crude oil and natural gas exploration and production capital investment has decreased due to market conditions, crude oil and natural gas producers are focusing their drilling activities in high-return areas that are most economical to develop and have higher production volumes, which offsets partially the reduction in drilling. The lower commodity price environment is having a significant impact on the Natural Gas Gathering and Processing segment’s financial results in 2015 compared with 2014.

Net margin decreased for the three months ended June 30, 2015, compared with the same period in 2014, primarily as a result of the following:

•	a decrease of $45.6 million due primarily to lower net realized NGL, natural gas and condensate prices; offset partially by

•
an increase of $16.3 million due primarily to natural gas volume growth in the Williston Basin and Cana-Woodford Shale resulting in higher natural gas volumes gathered, compressed, processed, transported and sold, higher NGL volumes sold and higher fees; and

•	an increase of $11.5 million due primarily to changes in contract mix resulting from higher fee rates.

Net margin decreased for the six months ended June 30, 2015, compared with the same period in 2014, primarily as a result of the following:

•	a decrease of $99.4 million due primarily to lower net realized NGL, natural gas and condensate prices; offset partially by

•
an increase of $33.3 million due primarily to natural gas volume growth in the Williston Basin and Cana-Woodford Shale resulting in higher natural gas volumes gathered, compressed, processed, transported and sold, higher NGL volumes sold and higher fees; and

•	an increase of $19.4 million due primarily to changes in contract mix resulting from higher fee rates.

Operating costs increased for the three months ended June 30, 2015, compared with the same period in 2014, primarily as a result of the completion of ONEOK Partners’ growth projects, which include the following:

•	an increase of $2.4 million in ad valorem taxes;

•	an increase of $2.2 million in outside services expense; and

•	an increase of $1.3 million in employee-related costs due to higher labor and employee benefit costs; offset partially by

•	a decrease of $1.8 million in materials and supplies.

Operating costs increased for the six months ended June 30, 2015, compared with the same period in 2014, primarily as a result of the completion of ONEOK Partners’ growth projects, which include the following:

•	an increase of $5.6 million in employee-related costs due to higher labor and employee benefit costs;

•	an increase of $5.2 million in outside services expense; and

•	an increase of $2.1 million in ad valorem taxes; offset partially by

•	a decrease of $4.3 million in materials and supplies.

Depreciation and amortization expense increased for the three and six months ended June 30, 2015, compared with the same periods in 2014, due to the completion of ONEOK Partners’ growth projects.

Capital expenditures increased for the three and six months ended June 30, 2015, compared with the same periods in 2014, due primarily to the timing of expenditures for ONEOK Partners’ growth projects discussed above.

Selected Operating Information - The following tables set forth selected operating information for the Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2015	2014	2015	2014
Natural gas gathered (BBtu/d)	1,926	1,646	1,867	1,573
Natural gas processed (BBtu/d) (b)	1,677	1,447	1,651	1,358
NGL sales (MBbl/d)	127	98	117	94
Residue natural gas sales (BBtu/d)	864	683	823	626
Realized composite NGL net sales price ($/gallon) (c) (d)	$0.38	$0.96	$0.38	$1.00
Realized condensate net sales price ($/Bbl) (c) (e)	$35.46	$77.46	$32.89	$76.80
Realized residue gas net sales price ($/MMBtu) (c)	$3.38	$4.07	$3.65	$3.85
Average fee rate ($/MMBtu)	$0.39	$0.34	$0.37	$0.36
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.
(c) - Includes the impact of hedging activities on ONEOK Partners’ equity volumes.
(d) - Net of transportation and fractionation costs.
(e) - Net of transportation costs.

Natural gas gathered and processed volumes, NGL sales volumes and residue natural gas sales volumes increased during the three and six months ended June 30, 2015, compared with the same periods in 2014, due to the completion of growth projects in the Williston Basin. The six months ended June 30, 2015, also had increased natural gas gathered and processed volumes, NGL sales volumes and residue natural gas sales volumes, compared with the same period in 2014, primarily due to the completion of growth projects in the Mid-Continent area.

The quantity and composition of NGLs and natural gas will continue to change as ONEOK Partners’ new natural gas processing plants in the Williston Basin are placed in service. In March 2014, ONEOK Partners’ Canadian Valley plant in Oklahoma was completed, which has better ethane rejection capabilities than its other processing plants in the Mid-Continent region. However in June 2015, ONEOK Partners reduced the level of ethane rejection in the Rocky Mountain region to address downstream NGL product specifications. At this time, we expect the decreased level of ethane rejection to continue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Equity Volume Information (a)	2015	2014	2015	2014

NGL sales (MBbl/d)	21.1	15.9	19.0	16.8
Condensate sales (MBbl/d)	3.1	3.1	3.1	3.3
Residue natural gas sales (BBtu/d)	155.5	105.3	144.3	96.9
(a) - Includes volumes for consolidated entities only.

Commodity Price Risk - The following tables set forth the Natural Gas Gathering and Processing segment’s hedging information. The tables below reflect the NGLs for propane, normal butane, iso-butane and natural gasoline only since the ethane component of the equity NGL volume is not hedged and is not expected to be material to our results of operations. The segment’s hedging information as of July 2015 for its equity volumes is as follows for the periods indicated:

	Six Months Ending December 31, 2015
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	14.1	$0.66	/ gallon	72%
Condensate (MBbl/d) - WTI-NYMEX	2.0	$55.14	/ Bbl	68%
Natural gas (BBtu/d) - NYMEX and basis	123.0	$3.88	/ MMBtu	88%

	Year Ending December 31, 2016
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	3.9	$0.58	/ gallon	18%
Condensate (MBbl/d) - WTI-NYMEX	1.5	$62.65	/ Bbl	45%
Natural gas (BBtu/d) - NYMEX and basis	107.9	$3.10	/ MMBtu	69%

We expect ONEOK Partners’ NGL and natural gas commodity price sensitivity within this segment to increase in the future as capital projects are completed and volumes increase under POP contracts with its customers. ONEOK Partners is actively pursuing opportunities to convert its POP contracts to fee-based contracts or increase the fee component in its POP contracts. The Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at June 30, 2015, excluding the effects of hedging and assuming normal operating conditions. Condensate sales are based on the price of crude oil. We estimate the following:

•	a $0.01 per-gallon change in the composite price of NGLs would change 12-month forward net margin by approximately $4.0 million;

•	a $1.00 per-barrel change in the price of crude oil would change 12-month forward net margin by approximately $1.7 million; and

•	a $0.10 per-MMBtu change in the price of residue natural gas would change 12-month forward net margin by approximately $5.3 million.

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

Powder River Basin - Crude oil and natural gas producers have primarily focused their development efforts on crude oil and NGL-rich supply basins rather than in areas with dry natural gas production, such as the coal-bed methane production areas in the Powder River Basin. The reduced coal-bed methane development activities and production declines in the dry natural gas formations of the Powder River Basin have resulted in lower natural gas volumes available to be gathered. While the reserve potential in the dry natural gas formations of the Powder River Basin still exists, future drilling and development in this area will be affected by commodity prices and producers’ alternative prospects.

The current commodity price environment has caused crude oil and natural gas producers to reduce drilling for crude oil and natural gas, which we expect will slow volume growth or reduce volumes of natural gas delivered to systems owned by ONEOK Partners’ Powder River Basin equity method investments. A continued decline in volumes gathered in the coal-bed methane area of the Powder River Basin may reduce ONEOK Partners’ ability to recover the carrying value of its equity investments in this area and could result in noncash charges to earnings. The net book value of ONEOK Partners’ equity method investments in this dry natural gas area is $212.7 million, which includes $130.5 million of equity method goodwill.

Natural Gas Liquids

Overview - The Natural Gas Liquids segment owns and operates facilities that gather, fractionate, treat and distribute NGLs and store NGL products, primarily in Oklahoma, Kansas, Texas, New Mexico and the Rocky Mountain region where it provides nondiscretionary services to producers of NGLs.  ONEOK Partners owns or has an ownership interest in FERC-regulated natural gas liquids gathering and distribution pipelines in Oklahoma, Kansas, Texas, New Mexico, Montana, North Dakota, Wyoming and Colorado, and terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois.  ONEOK Partners also owns FERC-regulated natural gas liquids distribution and refined petroleum products pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect its Mid-Continent assets with Midwest markets, including Chicago, Illinois.  The majority of the pipeline-connected natural gas processing plants in Oklahoma, Kansas and the Texas Panhandle, which extract unfractionated NGLs from unprocessed natural gas, are connected to its gathering systems.  ONEOK Partners owns and operates truck- and rail-loading and -unloading facilities connected with its natural gas liquids fractionation and pipeline assets and utilized in its NGL marketing activities. In November 2014, ONEOK Partners began transporting unfractionated NGLs from natural gas processing plants in the Permian Basin after completion of the West Texas LPG acquisition.

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

Supply growth has resulted in available ethane supplies that are greater than the petrochemical industry’s current demand.  As a result, low or unprofitable price differentials between ethane and natural gas have resulted in ethane rejection at most of ONEOK Partners’ and its customers’ natural gas processing plants connected to its natural gas liquids gathering system in the Mid-Continent, Permian and Rocky Mountain regions during 2014 and the first half of 2015.  Through ethane rejection, natural gas processors leave much of the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants.  We expect ethane rejection to persist until ethylene producers increase their capacity, with the largest number of additions expected to be completed over the next two to four years, to consume additional ethane feedstock volumes through plant modifications and expansions, and the completion of announced new world-scale ethylene production projects.  Ethane rejection is expected to continue to have a significant impact on our financial results through 2017.  However, the Natural Gas Liquids segment’s integrated assets enable ONEOK Partners to mitigate partially the impact of ethane rejection through minimum volume commitments, contract modifications that vary fees for ethane and other NGL products, and ONEOK Partners’ ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials in its optimization activities.  See additional discussion in the “Financial Results and Operating Information” section.

Growth Projects - ONEOK Partners’ growth strategy in the Natural Gas Liquids segment is focused around the crude oil and NGL-rich natural gas drilling activity in shale and other nonconventional resource areas from the Rocky Mountain region through the Mid-Continent region into Texas and New Mexico.  Increasing crude oil, natural gas and NGL production resulting from this activity; higher petrochemical industry demand for NGL products; and increased exports have resulted in ONEOK Partners making additional capital investments to expand its infrastructure to bring these commodities from supply basins to market.  Expansion of the petrochemical industry in the United States is expected to increase ethane demand significantly in the next two to four years, and international demand for NGLs, particularly propane, also is increasing and is expected to continue to do so in the future.

The Natural Gas Liquids segment is investing in NGL-related projects to accommodate the transportation and fractionation of growing NGL supply from shale and other resource development areas across ONEOK Partners’ asset base and alleviate expected infrastructure constraints between the Mid-Continent and Gulf Coast market centers to meet increasing petrochemical industry and NGL export demand in the Gulf Coast. Over time, these growing fee-based NGL volumes are expected to fill much of ONEOK Partners’ natural gas liquids pipeline capacity used historically to capture the NGL location price differentials between the two market centers.

ONEOK Partners has completed the following growth projects in this segment in 2014 and through the second quarter 2015:

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
(a) - Excludes AFUDC.
(b) - Acquisition.

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
(a) - Excludes AFUDC.

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

Natural gas liquids pipeline and modification of Hutchinson fractionation infrastructure - In April 2015, ONEOK Partners completed a new 95-mile natural gas liquids pipeline that connects its existing natural gas liquids fractionation and storage facilities in Hutchinson, Kansas, to similar facilities in Medford, Oklahoma. The project also included modifications to existing natural gas liquids fractionation infrastructure at Hutchinson, Kansas, increasing fractionation capacity by 20 MBbl/d to accommodate additional unfractionated NGLs produced in the Williston Basin.

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

Selected Financial Results - The Natural Gas Liquids segment’s financial results for the three and six months ended June 30, 2015, reflect the benefits from the following projects and acquisition:

•	the NGL Pipeline and Hutchinson Fractionator infrastructure, which was completed in April 2015;

•	the MB-3 Fractionator, which was completed in December 2014;

•	the West Texas LPG acquisition, which was completed in November 2014;

•	the Bakken NGL Pipeline expansion Phase I, which was completed in September 2014;

•	the Niobrara NGL Lateral, which was completed in September 2014;

•	the Ethane/propane splitter, which was completed in March 2014; and

•	the Sterling III Pipeline and reconfiguration of the Sterling II Pipeline, which were completed in March 2014.

Selected Financial Results - The following table sets forth certain selected financial results for the Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three months		Six Months
	June 30,		June 30,		2015 vs. 2014		2015 vs. 2014
Financial Results	2015	2014	2015	2014	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$1,509.0	$2,405.0	$2,712.1	$4,890.8	$(896.0)	(37%)	$(2,178.7)	(45%)
Exchange service and storage revenues	299.0	243.3	548.6	445.9	55.7	23%	102.7	23%
Transportation revenues	40.9	17.0	84.3	40.4	23.9	*	43.9	*
Cost of sales and fuel	1,535.5	2,399.2	2,764.4	4,842.0	(863.7)	(36%)	(2,077.6)	(43%)
Net margin	313.4	266.1	580.6	535.1	47.3	18%	45.5	9%
Operating costs	77.4	76.0	159.7	141.2	1.4	2%	18.5	13%
Depreciation and amortization	39.4	31.1	78.7	58.2	8.3	27%	20.5	35%
Gain (loss) on sale of assets	(0.1)	—	(0.1)	—	(0.1)	*	(0.1)	*
Operating income	$196.5	$159.0	$342.1	$335.7	$37.5	24%	$6.4	2%
Equity in net earnings from investments	$9.7	$4.5	$16.7	$9.2	$5.2	*	$7.5	82%
Capital expenditures	$59.1	$210.7	$132.6	$483.7	$(151.6)	(72%)	$(351.1)	(73%)
* Percentage change is greater than 100 percent

Crude prices declined sharply in the fourth quarter 2014 and remained relatively low during the first half of 2015, which impacted NGL prices as NGL prices generally are linked to crude oil prices. These price decreases affected NGL and condensate sales revenue and cost of sales and fuel in our Consolidated Statements of Income.

In the first quarter 2014, ONEOK Partners experienced increased propane demand and prices, which impacted our results of operations for the three and six months ended June 30, 2014, due to colder than normal weather. In response to increased demand, propane prices at the Mid-Continent market center at Conway, Kansas, increased significantly, compared with propane prices at the Gulf Coast market center at Mont Belvieu, Texas. To help meet the demand and capture the wider location price differentials between these two markets, ONEOK Partners utilized its assets to deliver more propane into the Mid-Continent region from the Gulf Coast region. The price of propane in the Mid-Continent market and the wider location price differentials between the Mid-Continent and Gulf Coast market centers peaked in late January 2014 and returned to historical levels by the end of February 2014 as supply and demand balanced.

Net margin increased for the three months ended June 30, 2015, compared with the same period in 2014, primarily as a result of the following:

•
an increase of $57.2 million in exchange-services margins, which resulted primarily from increased volumes from recently connected natural gas processing plants in the Williston Basin, Powder River Basin and Mid-Continent region and higher revenues from customers with minimum volume obligations; and

•	an increase of $22.2 million in transportation margins, primarily from new volumes from the Permian Basin from the West Texas LPG system, which was acquired in November 2014; offset partially by

•	a decrease of $19.1 million related to lower isomerization volumes, resulting from the narrower NGL product price differential between normal butane and iso-butane;

•
a decrease of $9.7 million in optimization and marketing margins, which resulted from a $14.3 million decrease due primarily to narrower realized NGL product price differentials and a $1.0 million decrease in marketing margins, offset partially by a $5.7 million increase due primarily to wider NGL location price differentials;

•	a decrease of $2.3 million resulting from increased ethane rejection, primarily in the Mid-Continent region, which impacted NGL volumes; and

•	a decrease of $1.5 million due to lower operational measurement gains.

Net margin increased for the six months ended June 30, 2015, compared with the same period in 2014, primarily as a result of the following:

•
an increase of $122.2 million in exchange-services margins, which resulted primarily from increased volumes from recently connected natural gas processing plants in the Williston Basin, Powder River Basin and Mid-Continent region; higher fees for exchange-services activities resulting from contract negotiations; and higher revenues from customers with minimum volume obligations; and

•	an increase of $41.0 million in transportation margins, primarily from new volumes from the Permian Basin from the West Texas LPG system, which was acquired in November 2014; offset partially by

•
a decrease of $83.0 million in optimization and marketing margins, which resulted from a $37.0 million decrease due primarily to narrower realized NGL product price differentials; a $13.9 million decrease due primarily to significantly narrower NGL location price differentials; a $17.0 million decrease due to lower optimization volumes; and a $15.0 million decrease in marketing margins. These decreases relate primarily to the increased demand for propane experienced during the first quarter 2014;

•	a decrease of $20.4 million related to lower isomerization volumes, resulting from the narrower NGL product price differential between normal butane and iso-butane;

•	a decrease of $10.5 million resulting from ethane rejection, which impacted NGL volumes; and

•	a decrease of $3.8 million due to lower operational gains.

Operating costs increased for the three months ended June 30, 2015, compared with the same period in 2014, primarily as a result of the completion of ONEOK Partners’ growth projects and acquisitions, and include the following:

•	an increase of $2.3 million due to higher ad valorem taxes; and

•	an increase of $1.8 million due to higher employee-related costs due primarily to higher labor and employee benefit costs; offset partially by

•	a decrease of $3.0 million due to lower outside services expenses due primarily to timing of scheduled maintenance.

Operating costs increased for the six months ended June 30, 2015, compared with the same period in 2014, primarily as a result of the completion of ONEOK Partners’ growth projects and acquisitions, and include the following:

•	an increase of $7.2 million due to higher employee-related costs due primarily to higher labor and employee benefit costs;

•	an increase of $7.0 million due to higher ad valorem taxes; and

•	an increase of $4.3 million due to higher outside services expenses associated primarily with the growth of operations.

Depreciation and amortization expense increased for the three and six months ended June 30, 2015, compared with the same periods in 2014, due to depreciation associated with completed capital projects, including acquisitions.

Equity in net earnings from investments increased for the three and six months ended June 30, 2015, compared with the same periods in 2014, due primarily to higher volumes delivered to Overland Pass Pipeline from the Bakken NGL Pipeline.

Capital expenditures decreased for the three and six months ended June 30, 2015, compared with the same periods in 2014, due primarily to the timing of expenditures for ONEOK Partners’ growth projects discussed above.

Selected Operating Information - The following table sets forth selected operating information for the Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information	2015	2014	2015	2014
NGL sales (MBbl/d)	723	603	643	583
NGLs transported-gathering lines (MBbl/d) (a)	784	520	746	498
NGLs fractionated (MBbl/d) (b)	554	520	515	496
NGLs transported-distribution lines (MBbl/d) (a)	420	431	404	430
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.02	$0.03	$0.01	$0.08
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.

NGLs transported on gathering lines and NGLs fractionated increased for the three and six months ended June 30, 2015, compared with the same periods in 2014, due to increased volumes from recently connected plants in the Williston Basin, Powder River Basin and Mid-Continent region, and decreased ethane rejection in the Rocky Mountain region beginning in June 2015 due to downstream NGL product specifications, offset partially by increased ethane rejection in the Mid-Continent region. We expect gathered volumes to increase approximately 20 MBbl/d in the Rocky Mountain region due to decreased ethane rejection. NGLs transported on gathering lines also increased significantly for the three and six months ended June 30, 2015, compared with the same periods in 2014, due to new volumes from the Permian Basin transported on the West Texas LPG system, which was acquired in November 2014.

NGLs transported on distribution lines decreased for the six months ended June 30, 2015, compared with the same period in 2014, due primarily to lower volumes transported for ONEOK Partners’ optimization business due to narrow location price differentials between the Conway and Mont Belvieu market centers in the first half of 2015, compared with wider location price differentials in the first quarter 2014, related to the weather-related seasonal demand for propane, and increased ethane rejection during the first half of 2015.

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

Growth Projects - The following projects are in various stages of construction. Roadrunner is a 50 percent-owned joint venture equity method investment project. WesTex is a wholly owned project.

Projects in Progress	Location	Capacity	Approximate Costs (a)	Expected Completion Date
(In millions)
WesTex Transmission Pipeline Expansion	Permian Basin	260 MMcf/d	$70-$100	First quarter 2017
Roadrunner Gas Transmission Pipeline - Equity Method Investment
Phase I (b)	Permian Basin	170 MMcf/d	$200-$220	First quarter 2016
Phase II (b)	Permian Basin	400 MMcf/d	$220-$240	First quarter 2017
Phase III (b)	Permian Basin	70 MMcf/d	$30-$40	2019
Roadrunner Gas Transmission Pipeline Total			$450-$500
(a) - Excludes AFUDC.
(b) - 50-50 joint venture equity method investment. Approximate costs represents total project costs, which are expected to be financed with approximately 50 percent equity contributions and 50 percent debt issued by Roadrunner. ONEOK Partners expects to make equity contributions for approximately 25 percent of the total project costs.

Roadrunner - In March 2015, ONEOK Partners entered into a 50-50 joint venture with a subsidiary of Fermaca, a Mexico City-based natural gas infrastructure company, to construct a pipeline to transport natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas. The pipeline will connect with ONEOK Partners’ existing natural gas pipeline and storage infrastructure in Texas and is expected to create a platform for future cross-border development opportunities. These integrated assets also are expected to provide markets in Mexico access to upstream supply basins in West Texas and the Mid-Continent region, which adds location and price diversity to their supply mix and supports the plan of Mexico’s national electric utility, Comisión Federal de Electricidad, to replace fuel oil-based power plants with natural gas-fueled power plants, which are more economical and produce fewer GHG emissions.

Roadrunner was fully subscribed in its initial design through an open season process held in December 2014. Precedent agreements representing the initial design capacity have been executed with the Comisión Federal de Electricidad and a Fermaca subsidiary. All transportation agreements will be firm demand charge and will have a term of 25 years. Additional capacity could become available through future expansions depending on the demands of the market.

ONEOK Partners will manage the construction of the project and will be the operator of the pipeline upon its completion. The estimated total cost of the project is approximately $450 million to $500 million. In the second quarter 2015, ONEOK Partners contributed approximately $33.2 million to Roadrunner, which is generally being used for acquisition of right-of-way, pipe and materials.

WesTex Pipeline Expansion - In July 2015, ONEOK Partners announced it will expand the capacity of the WesTex intrastate natural gas pipeline by constructing two new compressor stations and upgrading or expanding three existing compressor stations. The expansion project is approximately 90 percent subscribed with long-term firm demand charge transportation contracts and will complement the Roadrunner pipeline project. Together, these projects provide markets in Mexico access to upstream supply basins in West Texas and the Mid-Continent region.

Selected Financial Results - The following table sets forth certain selected financial results for the Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2015 vs. 2014		2015 vs. 2014
Financial Results	2015	2014	2015	2014	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$62.2	$66.4	$129.8	$140.4	$(4.2)	(6%)	$(10.6)	(8%)
Storage revenues	15.2	12.6	28.1	36.0	2.6	21%	(7.9)	(22%)
Natural gas sales and other revenues	2.7	3.0	5.7	10.4	(0.3)	(10%)	(4.7)	(45%)
Cost of sales	6.0	6.5	20.4	17.8	(0.5)	(8%)	2.6	15%
Net margin	74.1	75.5	143.2	169.0	(1.4)	(2%)	(25.8)	(15%)
Operating costs	25.2	27.3	52.4	54.8	(2.1)	(8%)	(2.4)	(4%)
Depreciation and amortization	10.8	10.9	21.6	21.7	(0.1)	(1%)	(0.1)	—%
Gain (loss) on sale of assets	—	—	—	(0.1)	—	—%	0.1	(100%)
Operating income	$38.1	$37.3	$69.2	$92.4	$0.8	2%	$(23.2)	(25%)
Equity in net earnings from investments	$15.4	$15.9	$35.1	$39.3	$(0.5)	(3%)	$(4.2)	(11%)
Capital expenditures	$15.6	$8.7	$25.2	$15.3	$6.9	79%	$9.9	65%
Cash paid for acquisitions	$—	$—	$—	$14.0	$—	—%	$(14.0)	(100%)

Net margin decreased for the three months ended June 30, 2015, compared with the same period in 2014, primarily as a result of the following:

•	a decrease of $2.9 million from lower net retained fuel due to lower natural gas prices and lower natural gas volumes retained; offset partially by

•	an increase of $1.3 million due to higher storage revenues from increased rates.

Net margin decreased for the six months ended June 30, 2015, compared with the same period in 2014, primarily as a result of the following:

•
a decrease of $13.0 million from lower short-term natural gas storage services due primarily to increased weather-related seasonal demand associated with severely cold weather in the first quarter 2014;

•	a decrease of $9.1 million from lower net retained fuel due to lower natural gas prices and lower natural gas volumes retained;

•
a decrease of $4.9 million due to decreased park-and-loan services on ONEOK Partners’ interstate pipelines as a result of increased weather-related seasonal demand due to severely cold weather in the first quarter 2014; and

•	a decrease of $3.2 million due to lower storage revenues from lower contracted firm capacity offset partially by increased rates; offset partially by

•	an increase of $4.6 million due to higher transportation revenues, primarily from increased rates on intrastate pipelines and higher rates on Viking Gas Transmission Company.

Operating costs decreased for the three and six months ended June 30, 2015, compared with the same periods in 2014, primarily as a result of lower materials and supplies expense.

Equity in net earnings from investments decreased for the six months ended June 30, 2015, compared with the same period in 2014, due primarily to decreased park-and-loan services on Northern Border Pipeline resulting from increased weather-related seasonal demand due to severely cold weather in the first quarter 2014.

Capital expenditures increased for the three and six months ended June 30, 2015, compared with the same periods in 2014, due primarily to an increase in planned routine growth and maintenance projects.

Selected Operating Information - The following table sets forth selected operating information for the Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2015	2014	2015	2014
Natural gas transportation capacity contracted (MDth/d)	5,714	5,691	5,826	5,778
Transportation capacity contracted	90%	90%	92%	91%
Average natural gas price
Mid-Continent region ($/MMBtu)	$2.48	$4.36	$2.55	$4.98
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

Northern Border Pipeline, in which ONEOK Partners has a 50 percent ownership interest, has contracted substantially all of its long-haul transportation capacity through March 2016.

CONTINGENCIES

Gas Index Pricing Litigation - As previously reported, ONEOK and its subsidiary, OESC, along with several other energy companies, are defending multiple lawsuits arising from alleged market manipulation or false reporting of natural gas prices to natural gas-index publications alleged to have occurred prior to 2003. On April 10, 2013, the United States Court of Appeals for the Ninth Circuit reversed the summary judgments that had been granted in favor of ONEOK, OESC and other unaffiliated defendants in the following cases: Reorganized FLI, Learjet, Arandell, Heartland and NewPage. The Ninth Circuit also reversed the summary judgment that had been granted in favor of OESC on all state law claims asserted in the Sinclair case. ONEOK, OESC and the other unaffiliated defendants appealed to the United States Supreme Court seeking review of the Ninth Circuit decision. On April 21, 2015, the United States Supreme Court affirmed the decision of the Ninth Circuit. The cases have now been remanded back to the trial court (the United States District Court for the District of Nevada) for further proceedings.

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

Neither ONEOK nor ONEOK Partners guarantees the debt or other similar commitments to unaffiliated parties. ONEOK does not guarantee the debt or other similar commitments of ONEOK Partners, and ONEOK Partners does not guarantee the debt or other similar commitments of ONEOK.

ONEOK - ONEOK’s primary source of cash inflows are distributions to us from our general partner and limited partnership interests in ONEOK Partners. The cash distributions that we expect to receive from ONEOK Partners are expected to provide sufficient resources to finance our operations and quarterly cash dividends. Our next long-term debt maturity is in 2022.

In March 2014, we completed the wind down of our energy services business. We expect future cash expenditures associated with the released transportation and storage capacity from the wind down of our energy services business on an after-tax basis to be approximately $31 million, with approximately $9 million to be paid in the remainder of 2015, $11 million in 2016, $6 million in 2017 and $5 million over the period 2018 through 2023.

ONEOK Partners - Part of ONEOK Partners’ strategy is to grow through internally generated growth projects and acquisitions that strengthen and complement its existing assets. It relies primarily on operating cash flows, commercial paper, bank credit facilities, debt issuances and the issuance of common units for its liquidity and capital resources requirements. It funds its operating expenses, debt service and cash distributions to its limited partners and general partner primarily with operating cash flows. Capital expenditures are funded by operating cash flows, short- and long-term debt and issuances of equity. We expect it will continue to use these sources for liquidity and capital resource needs on both a short- and long-term basis. ONEOK Partners has no guarantees of debt or other similar commitments to unaffiliated parties.

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

ONEOK Partners uses hedges to partially mitigate its near-term sensitivity to fluctuations in the natural gas, crude oil and NGL prices received for its equity volumes. See further discussion of ONEOK Partners’ hedged volumes in the “Commodity Price Risk” section in the Natural Gas Gathering and Processing segment.

We expect the energy commodity price environment to remain depressed for at least the near term, including through the remainder of 2015, with a modest recovery in 2016. The current commodity price environment has caused crude oil and natural gas producers to reduce drilling for crude oil and natural gas, which we expect will continue to slow volume growth, or reduce the volumes of natural gas and NGLs delivered on to ONEOK Partners’ systems. These conditions are expected to significantly impact our results of operations and cash flows. ONEOK Partners has minimum volume or firm demand charge agreements that mitigate partially its volumetric risk; however, if the current energy commodity price environment persists for a prolonged period or declines further, it could have a material adverse effect on our financial position, results of operations and cash flows.

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

We expect the low commodity prices to continue to impact ONEOK Partners’ volumes and margins in the second half of 2015, and ONEOK Partners is responding by aligning its operating costs and capital-growth projects with the needs of crude oil and natural gas producers, which includes suspending, reducing or eliminating certain capital-growth projects, limiting increases of distributions to its limited partners and negotiating various contract enhancements. ONEOK Partners continues to seek opportunities to convert its POP contracts to fee-based contracts or increase the fee component in its POP contracts.

ONEOK Partners’ ability to continue to access capital markets for debt and equity financing under reasonable terms depends on its financial condition, credit ratings and market conditions. The decline in commodity prices and reductions in ONEOK

Partners’ volume growth outlook have resulted in a decrease in its common unit price, which is expected to increase its debt and equity financing costs. While lower commodity prices and industry uncertainty may result in increased financing costs, we believe it has sufficient access to the financial resources and liquidity, including access to public or private markets for equity and/or debt, necessary to meet its requirements for working capital, debt service payments and capital expenditures.

In the first six months of 2015, ONEOK Partners utilized cash from operations, its commercial paper program, its March 2015 senior notes offering, its “at-the-market” equity program and distributions received for its equity-method investments to fund its short-term liquidity needs and capital projects. See discussion under “Short-term Liquidity” and “Long-term Financing” for more information.

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

Short-term Liquidity - ONEOK’s sources of short-term liquidity are quarterly distributions from ONEOK Partners, cash on hand and access to our $300 million ONEOK Credit Agreement. At June 30, 2015, ONEOK had no short-term debt outstanding.

ONEOK Partners’ principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from its equity method investments and proceeds from its commercial paper program and its “at-the-market” equity program. To the extent commercial paper is unavailable, the ONEOK Partners Credit Agreement may be used.

ONEOK Credit Agreement - At June 30, 2015, ONEOK had $1.8 million in letters of credit issued under the ONEOK Credit Agreement and approximately $173.1 million of cash and cash equivalents. ONEOK had approximately $298.2 million of credit available at June 30, 2015, under the ONEOK Credit Agreement.

The ONEOK Credit Agreement is a $300 million revolving credit facility and contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to Consolidated EBITDA (EBITDA, as defined in our ONEOK Credit Agreement) of no more than 4.0 to 1. Upon breach of certain covenants by us in the ONEOK Credit Agreement, amounts outstanding under the ONEOK Credit Agreement, if any, may become due and payable immediately. At June 30, 2015, ONEOK’s ratio of indebtedness to Consolidated EBITDA, was 2.0 to 1, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement.

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

ONEOK Partners Credit Agreement - At June 30, 2015, ONEOK Partners had $870.5 million in commercial paper outstanding, $14.0 million in letters of credit issued and no borrowings outstanding under the ONEOK Partners Credit Agreement.  At June 30, 2015, ONEOK Partners had approximately $53.1 million of cash and cash equivalents and approximately $1.5 billion of credit available under the ONEOK Partners Credit Agreement.

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

The ONEOK Partners Credit Agreement contains certain financial, operational and legal covenants.  Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1.  If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters.  As a result of the West Texas LPG acquisition ONEOK Partners completed in the fourth quarter 2014, the allowable ratio of indebtedness to adjusted EBITDA increased to 5.5 to 1 through the second quarter 2015. If ONEOK Partners were to breach certain covenants in the ONEOK Partners Credit Agreement, amounts outstanding under the ONEOK Partners Credit Agreement, if any, may become due and payable immediately.  At June 30, 2015, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 4.5 to 1, and it was in compliance with all covenants under the ONEOK Partners Credit Agreement.

At June 30, 2015, ONEOK Partners could have issued $1.6 billion of short- and long-term debt to meet its liquidity needs under the most restrictive provisions contained in its various borrowing agreements. Had the allowable ratio of indebtedness to adjusted EBITDA been 5.0 to 1, which we expect it to be on September 30, 2015, ONEOK Partners could have issued approximately $800 million of short- and long-term debt as of June 30, 2015.

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

We expect ONEOK Partners to fund its longer-term cash requirements by issuing common units or long-term notes. Other options to obtain financing include, but are not limited to, issuance of convertible debt securities, asset securitization and the sale and lease-back of facilities.

ONEOK Partners’ ability to obtain financing is subject to changes in the debt and equity markets, and there is no assurance it will be able or willing to access the public or private markets in the future. ONEOK Partners may choose to meet its cash requirements by utilizing some combination of cash flows from operations, borrowing under its commercial paper program or the ONEOK Partners Credit Agreement, altering the timing of controllable expenditures, restricting future acquisitions and capital projects, selling assets or pursuing other debt or equity financing alternatives. Some of these alternatives could result in higher costs or negatively affect its respective credit ratings, among other factors. Based on ONEOK Partners’ general financial condition, expectations regarding its future earnings and projected cash flows and ONEOK Partners’ investment-grade credit ratings, we expect ONEOK Partners will be able to meet its cash requirements and maintain investment-grade credit ratings.

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

ONEOK Partners Debt Maturity - ONEOK Partners’ $650 million, 3.25 percent senior notes mature on February 1, 2016. The carrying amount of these notes is reflected in current portion of long-term debt on our Consolidated Balance Sheet as of June 30, 2015. We expect ONEOK Partners to refinance this debt.

ONEOK Partners Equity Issuances - ONEOK Partners has an “at-the-market” equity program for the offer and sale from time to time of its common units, up to an aggregate amount of $650 million. The program allows ONEOK Partners to offer and sell its common units at prices it deems appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between ONEOK Partners and the sales agent. ONEOK Partners is under no obligation to offer and sell common units under the program. At June 30, 2015, ONEOK Partners had approximately $238 million of registered common units available for issuance under its “at-the-market” equity program.

During the three months ended June 30, 2015, ONEOK Partners sold approximately 5.5 million common units through its “at-the-market” equity program. Net cash proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $208.1 million, which were used for general partnership purposes, including repayment of commercial paper borrowings.

During the six months ended June 30, 2015, ONEOK Partners sold approximately 7.2 million common units through its “at-the-market” equity program. Net cash proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $279.7 million, which were used for general partnership purposes, including repayment of commercial paper borrowings.

As a result of these transactions, our aggregate ownership interest in ONEOK Partners decreased to 36.8 percent at June 30, 2015, from 37.8 percent at December 31, 2014.

In May 2014, ONEOK Partners completed an underwritten public offering of approximately 13.9 million common units at a public offering price of $52.94 per common unit, generating net proceeds of approximately $714.5 million. In conjunction with this issuance, ONEOK Partners GP contributed approximately $15.0 million in order to maintain its 2 percent general partner interest in ONEOK Partners. The proceeds were used for general partnership purposes, including capital expenditures and repayment of commercial paper borrowings.

During the three months ended June 30, 2014, ONEOK Partners sold approximately 1.9 million common units through its “at-the-market” equity program. Net cash proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $107.6 million, which were used for general partnership purposes.

During the six months ended June 30, 2014, ONEOK Partners sold approximately 3.0 million common units through its “at-the-market” equity program. Net cash proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $164.1 million, which were used for general partnership purposes.

Interest-rate Swaps - ONEOK Partners has entered into forward-starting interest-rate swaps to hedge the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. Upon ONEOK Partners’ debt issuance in March 2015, ONEOK Partners paid $55.1 million to settle $500 million of its interest-rate swaps. At June 30, 2015, ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $400 million that were designated as cash flow hedges and have settlement dates greater than 12 months.

Capital Expenditures - ONEOK Partners’ capital expenditures are financed typically through operating cash flows, short- and long-term debt and the issuance of equity. Consolidated capital expenditures were $629.4 million and $822.2 million for the six months ending June 30, 2015 and 2014, respectively.  Of these amounts, ONEOK Partners’ capital expenditures were $628.4 million and $792.4 million for the six months ended June 30, 2015 and 2014, respectively.

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

Recent declines in the energy commodity price environment and its impact on ONEOK Partners’ results of operations and cash flows could cause the credit rating agencies to downgrade its credit ratings. If ONEOK Partners’ credit ratings were downgraded, the cost to borrow funds under its commercial paper program and the ONEOK Partners Credit Agreement would increase, or ONEOK Partners could potentially lose access to the commercial paper market. In the event that ONEOK Partners is unable to borrow funds under its commercial paper program and there has not been a material adverse change in its business, ONEOK Partners would continue to have access to the ONEOK Partners Credit Agreement, which expires in January 2019. An adverse credit rating change alone is not a default under the ONEOK Credit Agreement or the ONEOK Partners Credit Agreement. A downgrade in ONEOK Partners’ credit ratings could also result in a downgrade to ONEOK’s credit ratings. However, we would not expect a downgrade to our credit ratings to have a material impact on our results of operations.

In the normal course of business, ONEOK Partners’ counterparties provide secured and unsecured credit.  In the event of a downgrade in ONEOK Partners’ credit ratings or a significant change in ONEOK Partners’ counterparties’ evaluation of its creditworthiness, ONEOK Partners could be required to provide additional collateral in the form of cash, letters of credit or other negotiable instruments as a condition of continuing to conduct business with such counterparties. ONEOK Partners may be required to fund margin requirements with its counterparties with cash, letters of credit or other negotiable instruments. There were no financial derivative instruments with contingent features related to credit risk that were in a net liability position at June 30, 2015.

ONEOK Partners Cash Distributions - ONEOK Partners distributes 100 percent of its available cash, as defined in its Partnership Agreement that generally consists of all cash receipts less adjustments for cash disbursements and net change to reserves, to its general and limited partners.  Distributions are allocated to the general partner and limited partners according to their partnership percentages of 2 percent and 98 percent, respectively.  The effect of any incremental allocations for incentive distributions to the general partner is calculated after the allocation to the general partner’s partnership interest and before the allocation to the limited partners.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Six Months Ended		2015 vs. 2014
	June 30,		Increase (Decrease)
	2015	2014
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$333.9	$536.3	$(202.4)
Investing activities	(655.8)	(820.5)	164.7
Financing activities	374.9	493.9	(119.0)
Change in cash and cash equivalents	53.0	209.7	(156.7)
Change in cash and cash equivalents included in discontinued operations	0.4	3.3	(2.9)
Change in cash and cash equivalents included in continuing operations	53.4	213.0	(159.6)
Cash and cash equivalents at beginning of period	172.8	145.6	27.2
Cash and cash equivalents at end of period	$226.2	$358.6	$(132.4)

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

Cash flows from operating activities, before changes in operating assets and liabilities, were $518.4 million for the six months ended June 30, 2015, compared with $577.0 million for the same period in 2014.  The decrease is due primarily to a decrease in net margin attributable to lower commodity prices in 2015 and increases in operating costs and interest expense, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows by $184.5 million for the six months ended June 30, 2015, compared with a decrease of $40.7 million for the same period in 2014.  This change is due primarily to the change in accounts receivable and accounts payable resulting from the timing of receipt of cash from customers and payments to vendors and suppliers, which vary from period to period and vary with changes in commodities prices. In the first quarter 2015, ONEOK Partners also paid $55.1 million to settle forward-starting interest-rate swaps in connection with its March 2015 debt offering.

Investing Cash Flows - Cash used in investing activities decreased for the six months ended June 30, 2015, compared with the same period in 2014, due primarily to ONEOK Partners’ completion of growth projects in 2014 and the timing of capital expenditures for ONEOK Partners’ growth projects in the Natural Gas Gathering and Processing and Natural Gas Liquids segments, offset partially by contributions made to Roadrunner in 2015. ONEOK Partners also had an acquisition in the first quarter 2014 in the Natural Gas Pipelines segment. Additionally, capital expenditures decreased by $23.9 million due to the separation of ONE Gas, which occurred in January 2014.

Financing Cash Flows - Cash provided by financing activities decreased for the six months ended June 30, 2015, compared with the same period in 2014. This decrease is primarily due to higher dividends paid on our common stock due to increases in the per share dividend as well as increases in distributions to noncontrolling interests related to ONEOK Partners’ unitholders due to increases in the per unit distributions declared and the number of units outstanding. During the six months ended June 30, 2015, ONEOK Partners raised additional capital of approximately $1.1 billion through both debt and equity issuances, and during the six months ended June 30, 2014, ONEOK Partners raised additional capital of approximately $879 million through equity issuances. These increases in financing cash inflows for the six months ended June 30, 2015, compared with the same period in 2014, were offset by repayment of notes payable and increased distributions paid to noncontrolling interests related to ONEOK Partners’ unitholders. In the first quarter 2014, ONE Gas, which at the time was our consolidated subsidiary, issued $1.2 billion of senior notes, with proceeds of approximately $1.19 billion used to repay ONEOK commercial paper and long-term debt outstanding.

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

In April 2014, the EPA and the United States Army Corps of Engineers proposed a joint rule-making to redefine the definition of “Waters of the United States” under the Clean Water Act. The final rule was published on June 29, 2015, and becomes effective on August 28, 2015. The final rule is not expected to result in material impacts on ONEOK Partners’ projects, facilities and operations.

The EPA’s “Tailoring Rule” regulates GHG emissions at new or modified facilities that meet certain criteria. Affected facilities are required to review BACT, conduct air-quality analysis, impact analysis and public reviews with respect to such emissions. At current emission threshold levels, this rule has had a minimal impact on ONEOK Partners’ existing facilities.  In addition, on June 23, 2014, the Supreme Court, in a case styled, Utility Air Regulatory Group v. EPA, 530 U.S. (2014), held that an industrial facility’s potential to emit GHG emissions alone cannot subject a facility to the permitting requirements for major stationary source provisions of the Clean Air Act. The decision invalidated the EPA’s current Triggering and Tailoring Rule for GHG PSD and Title V requirements as applied to facilities considered major sources only for GHGs (referred to as Step 2 sources). However, the Supreme Court also ruled that to the extent a source pursues a capital project (new construction or expansion of existing facility), which otherwise subjects the source to major source PSD permitting for conventional criteria pollutants, the permitting authorities may impose BACT analysis and emission limits for GHGs from those sources.

In April 2015, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit), on remand from the Supreme Court, issued its further Order following the Supreme Court’s decision in Utility Air Regulatory Group v. EPA. The D.C. Circuit’s Order included the following: (1) it formally vacated EPA regulations implementing the Tailoring Rule to the extent that they require a stationary source to obtain a PSD or Title V permit based solely on the source’s GHG emissions; and (2) ordered the EPA to consider whether any further revisions to its regulations are appropriate in light of the Supreme Court’s decision. On April 30, 2015, the EPA issued a direct final rule to allow for the rescission of Clean Air Act PSD permits issued by the EPA or delegated state and local permitting authorities under Step 2 of the GHG Tailoring Rule. The direct final rule is effective on July 6, 2015, unless adverse comments were received by the EPA on or before June 8th. The EPA has not yet confirmed whether adverse comments were received on the direct final rule. Given this, we consider the direct final rule effective as of July 6, unless the EPA issues a notice of retraction. We do not expect the direct final rule to have a material impact on ONEOK Partners’ existing operations or design decisions for new project applications.

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

Proposed amendments to the rule were published in March 2015. The EPA has indicated that further amendments will be issued in 2015 as part of the President’s Methane Strategy. We do not anticipate a material impact to ONEOK Partners’ anticipated capital, operations and maintenance costs resulting from compliance with the current or pending regulations. However, the EPA may issue additional responses, amendments and/or policy guidance on the final rule, which could alter our present expectations. Generally, the NSPS rule will require expenditures for updated emissions controls, monitoring and record-keeping requirements at affected facilities in the crude oil and natural gas industry. We do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

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

•	difficulties or delays experienced by trucks, railroads or pipelines in delivering products to or from our terminals or pipelines;

•	changes in demand for the use of natural gas, NGLs and crude oil because of market conditions caused by concerns about climate change;

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

INTEREST-RATE RISK

We and ONEOK Partners are subject to the risk of interest-rate fluctuation in the normal course of business.  We and ONEOK Partners manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps.  Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At June 30, 2015, and December 31, 2014, ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $400 million and $900 million, respectively, that have been designated as cash flow hedges of the variability of interest payments on a portion of a forecasted debt issuance that may result from changes in the benchmark interest rate before the debt is issued. The interest rate on all of our and ONEOK Partners’ long-term debt was fixed. Future issuances of long-term debt could be affected by changes in interest rates, which could result in higher interest costs. At June 30, 2015, ONEOK Partners had $7.0 million of derivative assets and no derivative liabilities related to these interest-rate swaps. At December 31, 2014, ONEOK Partners had derivative assets of $2.3 million and derivative liabilities of $44.8 million related to these interest-rate swaps.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following exhibits are filed as part of this Quarterly Report:

Exhibit No.	Exhibit Description

31.1	Certification of Terry K. Spencer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Derek S. Reiners pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Terry K. Spencer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Derek S. Reiners pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definitions Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents:  (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iv) Consolidated Balance Sheets at June 30, 2015, and December 31, 2014; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; (vi) Consolidated Statement of Changes in Equity for the six months ended June 30, 2015; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: August 5, 2015	By:	/s/ Derek S. Reiners
Derek S. Reiners
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)