Form 10-Q
period 2015-09-30
ONEOK INC /NEW/
filed 2015-11-05
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015.
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
Yes __ No X

On October 26, 2015, the Company had 209,277,589 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2015	2014	2015	2014
	(Thousands of dollars, except per share amounts)
Revenues
Commodity sales	$1,484,350	$2,754,495	$4,642,320	$8,276,333
Services	414,596	365,650	1,189,984	1,073,990
Total revenues	1,898,946	3,120,145	5,832,304	9,350,323
Cost of sales and fuel	1,360,809	2,583,204	4,307,766	7,807,275
Net margin	538,137	536,941	1,524,538	1,543,048
Operating expenses
Operations and maintenance	146,979	153,408	442,179	433,457
Depreciation and amortization	88,299	74,588	261,241	214,129
General taxes	17,198	19,087	66,366	60,171
Total operating expenses	252,476	247,083	769,786	707,757
Gain (loss) on sale of assets	(726)	1,534	(610)	1,533
Operating income	284,935	291,392	754,142	836,824
Equity in net earnings (loss) from investments (Note L)	32,244	(52,347)	93,205	6,747
Allowance for equity funds used during construction	177	1,723	1,718	13,947
Other income	71	100	249	3,117
Other expense	(7,508)	(2,506)	(7,754)	(27,827)
Interest expense (net of capitalized interest of $8,851, $14,303, $26,008 and $41,446, respectively)	(106,923)	(86,052)	(306,057)	(269,704)
Income before income taxes	202,996	152,310	535,503	563,104
Income taxes	(38,298)	(37,858)	(123,948)	(95,155)
Income from continuing operations	164,698	114,452	411,555	467,949
Income (loss) from discontinued operations, net of tax (Note B)	(3,860)	(171)	(4,144)	(6,406)
Net income	160,838	114,281	407,411	461,543
Less: Net income attributable to noncontrolling interests	78,681	49,823	187,949	241,980
Net income attributable to ONEOK	$82,157	$64,458	$219,462	$219,563
Amounts attributable to ONEOK:
Income from continuing operations	$86,017	$64,629	$223,606	$225,969
Income (loss) from discontinued operations	(3,860)	(171)	(4,144)	(6,406)
Net income	$82,157	$64,458	$219,462	$219,563
Basic earnings per share:
Income from continuing operations (Note J)	$0.41	$0.31	$1.06	$1.08
Income (loss) from discontinued operations	(0.02)	—	(0.02)	(0.03)
Net income	$0.39	$0.31	$1.04	$1.05
Diluted earnings per share:
Income from continuing operations (Note J)	$0.41	$0.31	$1.06	$1.07
Income (loss) from discontinued operations	(0.02)	—	(0.02)	(0.03)
Net income	$0.39	$0.31	$1.04	$1.04
Average shares (thousands)
Basic	210,296	209,489	210,138	209,341
Diluted	210,524	210,759	210,509	210,482
Dividends declared per share of common stock	$0.605	$0.575	$1.815	$1.535
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2015	2014	2015	2014
	(Thousands of dollars)
Net income	$160,838	$114,281	$407,411	$461,543
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on energy marketing and risk-management assets/liabilities, net of tax of $(1,109), $(1,160), $(2,156) and $12,664, respectively	14,840	6,219	19,217	(72,627)
Realized (gains) losses in net income, net of tax of $2,957, $(748), $5,621 and $(14,966), respectively	(15,259)	3,132	(35,530)	48,170
Unrealized holding gains (losses) on available-for-sale securities, net of tax of $0, $(73), $648 and $(36), respectively	—	107	(955)	(6)
Change in pension and postretirement benefit plan liability, net of tax of $(1,599), $(1,456), $(4,798) and $(5,379), respectively	2,441	2,185	7,320	8,069
Total other comprehensive income (loss), net of tax	2,022	11,643	(9,948)	(16,394)
Comprehensive income	162,860	125,924	397,463	445,149
Less: Comprehensive income attributable to noncontrolling interests	81,481	55,995	177,760	214,644
Comprehensive income attributable to ONEOK	$81,379	$69,929	$219,703	$230,505
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Unaudited)	2015	2014
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$38,371	$172,812
Accounts receivable, net	586,157	745,494
Materials and supplies	62,604	55,833
Natural gas and natural gas liquids in storage	142,308	134,134
Commodity imbalances	30,602	64,788
Other current assets	76,129	117,466
Assets of discontinued operations (Note B)	16,619	16,717
Total current assets	952,790	1,307,244
Property, plant and equipment
Property, plant and equipment	14,457,280	13,602,647
Accumulated depreciation and amortization	2,178,687	1,940,210
Net property, plant and equipment	12,278,593	11,662,437
Investments and other assets
Investments in unconsolidated affiliates	1,137,059	1,132,653
Goodwill and intangible assets	1,020,233	1,014,740
Other assets	115,716	124,679
Assets of discontinued operations (Note B)	3,907	20,020
Total investments and other assets	2,276,915	2,292,092
Total assets	$15,508,298	$15,261,773
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)
	September 30,	December 31,
(Unaudited)	2015	2014
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt	$660,650	$10,650
Notes payable (Note F)	287,272	1,055,296
Accounts payable	620,568	891,413
Commodity imbalances	96,192	104,650
Accrued interest	108,454	104,877
Other current liabilities	157,705	180,558
Liabilities of discontinued operations (Note B)	29,980	44,901
Total current liabilities	1,960,821	2,392,345
Long-term debt, excluding current maturities (Note G)	7,773,756	7,150,142
Deferred credits and other liabilities
Deferred income taxes	1,437,087	1,395,222
Other deferred credits	278,731	281,757
Liabilities of discontinued operations (Note B)	20,598	36,424
Total deferred credits and other liabilities	1,736,416	1,713,403
Commitments and contingencies (Note N)
Equity (Note H)
ONEOK shareholders’ equity:
Common stock, $0.01 par value: authorized 600,000,000 shares; issued 245,811,180 shares and outstanding 209,273,336 shares at September 30, 2015; issued 245,811,180 shares and outstanding 208,322,247 shares at December 31, 2014	2,458	2,458
Paid-in capital	1,477,631	1,541,583
Accumulated other comprehensive loss (Note I)	(136,112)	(136,353)
Retained earnings	—	138,128
Treasury stock, at cost: 36,537,844 shares at September 30, 2015, and 37,488,933 shares at December 31, 2014	(929,505)	(953,701)
Total ONEOK shareholders’ equity	414,472	592,115
Noncontrolling interests in consolidated subsidiaries	3,622,833	3,413,768
Total equity	4,037,305	4,005,883
Total liabilities and equity	$15,508,298	$15,261,773
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
(Unaudited)	2015	2014
	(Thousands of dollars)
Operating activities
Net income	$407,411	$461,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	261,241	225,483
Charges attributable to exit activities	—	1,739
Equity in net earnings from investments	(93,205)	(6,747)
Distributions received from unconsolidated affiliates	92,042	84,298
Deferred income taxes	124,615	96,044
Share-based compensation expense	13,732	23,359
Pension and postretirement benefit expense, net of contributions	10,145	14,282
Allowance for equity funds used during construction	(1,718)	(13,947)
Loss (gain) on sale of assets	610	(1,533)
Changes in assets and liabilities:
Accounts receivable	157,742	156,555
Natural gas and natural gas liquids in storage	(8,174)	(43,351)
Accounts payable	(191,542)	(111,186)
Commodity imbalances, net	25,728	(33,214)
Settlement of exit activities liabilities	(31,207)	(38,627)
Energy marketing and risk management assets and liabilities	(45,240)	27,924
Accrued interest	3,577	(6,390)
Other assets and liabilities, net	(30,680)	34,307
Cash provided by operating activities	695,077	870,539
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(930,316)	(1,204,386)
Cash paid for acquisitions	—	(14,000)
Contributions to unconsolidated affiliates	(27,540)	(1,063)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	25,111	24,925
Proceeds from sale of assets	3,171	2,388
Other	(12,607)	—
Cash used in investing activities	(942,181)	(1,192,136)
Financing activities
Borrowing (repayment) of notes payable, net	(768,024)	(564,462)
Issuance of ONE Gas debt, net of discounts	—	1,199,994
Issuance of long-term debt, net of discounts	1,291,506	—
ONE Gas long-term debt financing costs	—	(9,663)
Debt financing costs	(17,126)	—
Repayment of long-term debt	(5,795)	(555,768)
Issuance of common stock	13,839	12,908
Issuance of common units, net of issuance costs	375,660	947,472
Dividends paid	(380,498)	(321,051)
Cash of ONE Gas at separation	—	(60,000)
Distributions to noncontrolling interests	(396,847)	(325,158)
Cash provided by financing activities	112,715	324,272
Change in cash and cash equivalents	(134,389)	2,675
Change in cash and cash equivalents included in discontinued operations	(52)	3,163
Change in cash and cash equivalents included in continuing operations	(134,441)	5,838
Cash and cash equivalents at beginning of period	172,812	145,565
Cash and cash equivalents at end of period	$38,371	$151,403
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ONEOK Shareholders’ Equity
(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)
	(Shares)	(Thousands of dollars)
January 1, 2015	245,811,180	$2,458	$1,541,583	$(136,353)
Net income	—	—	—	—
Other comprehensive income (loss) (Note I)	—	—	—	241
Common stock issued	—	—	(6,284)	—
Common stock dividends - $1.815 per share (Note H)	—	—	(22,807)	—
Issuance of common units of ONEOK Partners (Note M)	—	—	(34,446)	—
Distributions to noncontrolling interests	—	—	—	—
Other	—	—	(415)	—
September 30, 2015	245,811,180	$2,458	$1,477,631	$(136,112)

	ONEOK Shareholders’ Equity
(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)
	(Shares)	(Thousands of dollars)
January 1, 2014	245,811,180	$2,458	$1,433,600	$(121,987)
Net income	—	—	—	—
Other comprehensive income (loss) (Note I)	—	—	—	10,942
Common stock issued	—	—	(20,397)	—
Common stock dividends - $1.535 per share (Note H)	—	—	—	—
Issuance of common units of ONEOK Partners (Note M)	—	—	138,310	—
Distributions of ONE Gas to Shareholders	—	—	—	3,389
Distributions to noncontrolling interests	—	—	—	—
Other	—	—	(36,355)	—
September 30, 2014	245,811,180	$2,458	$1,515,158	$(107,656)

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Continued)
	ONEOK Shareholders’ Equity
(Unaudited)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2015	$138,128	$(953,701)	$3,413,768	$4,005,883
Net income	219,462	—	187,949	407,411
Other comprehensive income (loss) (Note I)	—	—	(10,189)	(9,948)
Common stock issued	—	24,196	—	17,912
Common stock dividends - $1.815 per share (Note H)	(357,691)	—	—	(380,498)
Issuance of common units of ONEOK Partners (Note M)	—	—	428,590	394,144
Distributions to noncontrolling interests	—	—	(396,847)	(396,847)
Other	101	—	(438)	(752)
September 30, 2015	$—	$(929,505)	$3,622,833	$4,037,305

	ONEOK Shareholders’ Equity
(Unaudited)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2014	$2,020,815	$(997,035)	$2,507,329	$4,845,180
Net income	219,563	—	241,980	461,543
Other comprehensive income (loss) (Note I)	—	—	(27,336)	(16,394)
Common stock issued	—	40,058	—	19,661
Common stock dividends - $1.535 per share (Note H)	(321,051)	—	—	(321,051)
Issuance of common units of ONEOK Partners (Note M)	—	—	739,348	877,658
Distributions of ONE Gas to Shareholders	(1,749,078)	—	—	(1,745,689)
Distributions to noncontrolling interests	—	—	(325,158)	(325,158)
Other	—	—	—	(36,355)
September 30, 2014	$170,249	$(956,977)	$3,136,163	$3,759,395

See accompanying Notes to Consolidated Financial Statements.

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Organization and Nature of Operations - We are the sole general partner and own limited partner units of ONEOK Partners (NYSE: OKS), which together represent an aggregate 41.2 percent interest in ONEOK Partners at September 30, 2015. The results of operations for our former natural gas distribution and energy services businesses have been classified as discontinued operations for all periods presented. See Note B for additional information.

Unless indicated otherwise, the information in the Notes to the Consolidated Financial Statements relates to our continuing operations.

Goodwill Impairment Test - We assess our goodwill for impairment at least annually on July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time.  At July 1, 2015, we assessed qualitative factors to determine whether it was more likely than not that the fair value of each of our reporting units was less than its carrying amount. Due to the current commodity price environment, we elected to perform a quantitative assessment, or Step 1 analysis, to test our goodwill for impairment. The assessment included our current commodity price assumptions, expected contractual terms, anticipated operating costs and volume estimates.  Our goodwill impairment analysis performed as of July 1, 2015, did not result in an impairment charge nor did our analysis reflect any reporting units at risk.  In each reporting unit, the fair value substantially exceeded its carrying value. Subsequent to that date, no event has occurred indicating that the implied fair value of each of the reporting units is less than the carrying value of its net assets.

Recently Issued Accounting Standards Update - In March 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting,” which amended the SEC paragraphs of ASC Subtopic 835-30 to include the language from the SEC Staff Announcement indicating that the SEC would not object to presenting deferred debt issuance costs related to line-of-credit agreements as assets and subsequently amortizing the deferred debt issuance costs ratably over the term of the agreement. This guidance is effective for public companies for fiscal years beginning after December 15, 2015, with early adoption permitted. We elected to adopt this guidance beginning in the second quarter 2015. Retrospective adjustment of prior periods presented was required. Therefore, the December 31, 2014, balance sheet was recast to reclassify $42.8 million of debt issuance costs from other assets to long-term debt. The impact of adopting this guidance was not material.

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments,” which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendment also requires the acquirer to record the income statement effects of changes to provisional amounts in the financial statements in the period in which the adjustments occurred. This guidance is effective for public companies for fiscal years beginning after December 15, 2015, with early adoption permitted. We expect to adopt this guidance in the first quarter 2016, and it could impact us in the future if we complete any acquisitions with subsequent measurement period adjustments.

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

In August 2014, the FASB issued ASU 2014-15, “Going Concern,” which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The standard applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We expect to adopt this guidance beginning in the fourth quarter 2016, and we do not expect it to materially impact us.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines the principles an entity must apply to measure and recognize revenue for entities that enter into contracts to provide goods or services to their customers. The core principle is that an entity should recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to a customer. The amendment also requires more extensive disaggregated revenue disclosures in interim and annual financial statements. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” that deferred the effective date of ASU 2014-09 by one year. This update is now effective for interim and annual periods that begin after December 15, 2017, with either retrospective application for all periods presented or retrospective application with a cumulative effect adjustment. We expect to adopt this guidance beginning in the first quarter 2018, and we are evaluating the impact on us.

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

Wind Down of Energy Services Business - On March 31, 2014, we completed the wind down of our former energy services business. We executed agreements in 2013 and the first quarter 2014 to release a significant portion of our nonaffiliated natural gas transportation and storage contracts to third parties that resulted in noncash charges, which are included in income (loss) from discontinued operations, net of tax, in our Consolidated Statements of Income.

The following table summarizes the change in our liability related to released capacity contracts for the periods indicated:

	Nine Months Ended
	September 30,
	2015	2014
	(Millions of dollars)
Beginning balance	$73.8	$122.0
Noncash charges	—	1.7
Settlements	(31.2)	(38.6)
Accretion	0.8	1.5
Ending balance	$43.4	$86.6

We expect future cash payments associated with released transportation and storage capacity contracts from the wind down of our former energy services business to total approximately $26 million on an after-tax basis, which consists of approximately $4 million to be paid in the remainder of 2015, $11 million in 2016, $6 million in 2017 and $5 million over the period 2018 through 2023.

Results of Operations of Discontinued Operations - The results of operations for our former natural gas distribution business and energy services business have been reported as discontinued operations for all periods presented. Income (loss) from discontinued operations, net of tax, in the Consolidated Statements of Income for the three and nine months ended September 30, 2015, consists of accretion expense, net of tax benefit, on the released contracts for our former energy services business and certain tax-related adjustments. The table below provides selected financial information reported in discontinued operations in the Consolidated Statements of Income for the three and nine months ended September 30, 2014:

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
(a) - Includes approximately $23.0 million for the nine months ended September 30, 2014, of costs related to ONE Gas separation.
(b) - Represents primarily accretion expense.

Prior to the ONE Gas separation, natural gas sales and transportation and storage services provided to our former natural gas distribution business by ONEOK Partners were $7.5 million for the nine months ended September 30, 2014. Prior to February 1, 2014, these revenues and related costs were eliminated in consolidation. Beginning February 1, 2014, these revenues represent third-party transactions with ONE Gas and are not eliminated in consolidation for all periods presented, as such sales and services have continued subsequent to the separation and are expected to continue in future periods.

Prior to the completion of the energy services wind down, natural gas sales and transportation and storage services provided to our energy services business by ONEOK Partners were $46.0 million for the nine months ended September 30, 2014. While these transactions were eliminated in consolidation in previous periods, they are reflected now as affiliate transactions and are not eliminated in consolidation for all periods presented as these transactions have continued with third parties.

Statement of Financial Position of Discontinued Operations - At September 30, 2015, and December 31, 2014, assets and liabilities of discontinued operations in our Consolidated Balance Sheets relate primarily to deferred tax assets and capacity release obligations associated with our former energy services business.

C.	ACQUISITIONS

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

Our consolidated balance sheet as of September 30, 2015, reflects the final purchase price allocation. Adjustments to the preliminary purchase price allocation reported in Note C in the Notes to the Consolidated Financial Statements in our Annual Report were not material. Therefore, prior period financial statements have not been recast.

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
Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for our continuing operations for the periods indicated:

	September 30, 2015
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$40,799	$—	$5,756	$46,555	$(29,319)	$17,236
Physical contracts	—	—	4,866	4,866	—	4,866
Total derivative assets	$40,799	$—	$10,622	$51,421	$(29,319)	$22,102
Derivative liabilities
Commodity contracts
Financial contracts	$(573)	$—	$(5,326)	$(5,899)	$5,899	$—
Interest-rate contracts	—	(13,648)	—	(13,648)	—	(13,648)
Total derivative liabilities	$(573)	$(13,648)	$(5,326)	$(19,547)	$5,899	$(13,648)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and ONEOK Partners. At September 30, 2015, ONEOK Partners held $23.4 million of cash from various counterparties and no cash collateral posted.
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
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and ONEOK Partners. At December 31, 2014, ONEOK Partners held $24.8 million of cash from various counterparties and no cash collateral posted.
(b) - Included in other current assets, other assets or other current liabilities in our Consolidated Balance Sheets.

The following table sets forth a reconciliation of our Level 3 fair value measurements for our continuing operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative Assets (Liabilities)	2015	2014	2015	2014
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$10,387	$(1,313)	$9,285	$(782)
Total realized/unrealized gains (losses):
Included in earnings (a)	(15)	207	95	(688)
Included in other comprehensive income (loss)	(5,076)	402	(4,084)	(2,968)
Purchases, issuances and settlements	—	—	—	3,734
Net assets (liabilities) at end of period	$5,296	$(704)	$5,296	$(704)
(a) - Included in commodity sales revenues in our Consolidated Statements of Income.

Realized/unrealized gains (losses) include the realization of ONEOK Partners’ derivative contracts through maturity. During the three and nine months ended September 30, 2015 and 2014, gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the end of each reporting period were not material.

We recognize transfers into and out of the levels in the fair value hierarchy as of the end of each reporting period. During the three and nine months ended September 30, 2015 and 2014, there were no transfers between levels.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $8.1 billion and $7.5 billion at September 30, 2015, and December 31, 2014, respectively. The book value of our consolidated long-term debt, including current maturities, was $8.4 billion and $7.2 billion at September 30, 2015, and December 31, 2014, respectively. The estimated fair value of the aggregate of ONEOK’s and ONEOK Partners’ senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

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

The Natural Gas Pipelines segment is exposed to commodity price risk because its intrastate and interstate natural gas pipelines retain natural gas from its customers for operations or as part of its fee for services provided. When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by its customers, ONEOK Partners’ pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose it to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in the Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, ONEOK Partners uses physical-forward sales or purchases to reduce the impact of price fluctuations related to natural gas. At September 30, 2015, and December 31, 2014, there were no financial derivative instruments with respect to ONEOK Partners’ natural gas pipeline operations.

Interest-rate risk - We and ONEOK Partners manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At December 31, 2014, ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $900 million that were designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. Upon ONEOK Partners’ debt issuance in March 2015, it settled $500 million of its interest-rate swaps and realized a loss of $55.1 million, which is included in accumulated other comprehensive loss and will be amortized to interest expense over the term of the related debt. At September 30, 2015, ONEOK Partners’ remaining interest-rate swaps with notional amounts totaling $400 million have settlement dates of less than 12 months.

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

Fair Values of Derivative Instruments - See Note D for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of derivative instruments for our continuing operations for the periods indicated:

	September 30, 2015		December 31, 2014
	Assets (a)	(Liabilities) (a)	Assets (a)	(Liabilities) (a)
	(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	$45,534	$(5,108)	$43,234	$(1,137)
Physical contracts	4,866	—	9,922	—
Interest-rate contracts	—	(13,648)	2,288	(44,843)
Total derivatives designated as hedging instruments	50,400	(18,756)	55,444	(45,980)
Derivatives not designated as hedging instruments
Commodity contracts
Financial contracts	1,021	(791)	—	—
Physical contracts	—	—	—	(23)
Total derivatives not designated as hedging instruments	1,021	(791)	—	(23)
Total derivatives	$51,421	$(19,547)	$55,444	$(46,003)
(a) - Included on a net basis in other current assets, other assets or other current liabilities in our Consolidated Balance Sheets.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments for our continuing operations for the periods indicated:

		September 30, 2015		December 31, 2014
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures and swaps	—	(38.7)	—	(41.2)
- Crude oil and NGLs (MMBbl)	Futures, forwards and swaps	—	(3.5)	—	(0.5)
Basis
- Natural gas (Bcf)	Futures and swaps	—	(38.7)	—	(41.2)
Interest-rate contracts (Millions of dollars)	Forward-starting swaps	$400.0	$—	$900.0	$—
Derivatives not designated as hedging instruments:
Fixed price
- Crude oil and NGLs (MMBbl)	Futures, forwards and swaps	0.5	(0.5)	—	—

These notional amounts are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and, consequently, do not reflect ONEOK Partners’ actual exposure to market or credit risk.

Cash Flow Hedges - ONEOK Partners uses derivative instruments to hedge the cash flows associated with anticipated purchases and sales of natural gas, NGLs and condensate and cost of fuel used in the transportation of natural gas. Accumulated other comprehensive loss at September 30, 2015, includes unrealized gains of approximately $12.0 million, net of tax, related to these hedges that will be realized within the next 15 months as the forecasted transactions affect earnings. If commodity prices remain at current levels, we will recognize $10.7 million in net gains over the next 12 months and net gains of $1.3 million thereafter. The amount deferred in accumulated other comprehensive loss attributable to our and ONEOK Partners’ settled interest-rate swaps is a loss of $50.6 million, net of tax, which will be recognized over the life of the long-term, fixed-rate debt, including losses of $6.2 million, net of tax, that will be reclassified into earnings during the next 12 months as the hedged items affect earnings. The remaining amounts in accumulated other comprehensive loss are attributable primarily to ONEOK Partners’ forward-starting interest-rate swaps with future settlement dates, which will be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of ONEOK Partners’ debt.

The following table sets forth the unrealized effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Thousands of dollars)
Continuing Operations
Commodity contracts	$36,559	$17,133	$47,650	$(24,743)
Interest-rate contracts	(20,610)	(9,755)	(26,277)	(56,849)
Total unrealized gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion) for continuing operations	$15,949	$7,378	$21,373	$(81,592)

The following table sets forth the effect of cash flow hedges in our Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Effective Portion)	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2015	2014	2015	2014
		(Thousands of dollars)
Continuing Operations
Commodity contracts	Commodity sales revenues	$22,770	$(355)	$54,020	$(31,961)
Interest-rate contracts	Interest expense	(4,554)	(3,525)	(12,869)	(18,372)
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income on derivatives (effective portion) for continuing operations		$18,216	$(3,880)	$41,151	$(50,333)

For the nine months ended September 30, 2014, an unrealized loss of $3.7 million was recognized in other comprehensive income (loss) and a realized loss of $12.8 million was reclassified from accumulated other comprehensive income (loss) related to cash flow hedges for our former energy services business.

Ineffectiveness related to cash flow hedges was not material for the three and nine months ended September 30, 2015 and 2014. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings. For the three and nine months ended September 30, 2015, and the three months ended September 30, 2014, there were no gains or losses due to the discontinuance of cash flow hedge treatment. For the nine months ended September 30, 2014, we reclassified losses of $4.6 million, net of taxes of $3.1 million, to interest expense from accumulated other comprehensive loss due to the discontinuance of cash flow hedge treatment related to the early retirement of long-term debt. See Note G for additional information.

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

Some of ONEOK Partners’ financial derivative instruments contain provisions that require it to maintain an investment-grade credit rating from S&P and/or Moody’s. If ONEOK Partners’ credit ratings on its senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk that were in a net liability position at September 30, 2015.

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

At September 30, 2015, the net credit exposure from ONEOK Partners’ derivative assets is primarily with investment-grade companies in the financial services sector.

F.	CREDIT FACILITIES AND SHORT-TERM NOTES PAYABLE

ONEOK Credit Agreement - The ONEOK Credit Agreement, which is scheduled to expire in January 2019, is a $300 million revolving credit facility and contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to Consolidated EBITDA (EBITDA, as defined in our ONEOK Credit Agreement) of no more than 4.0 to 1. Upon breach of certain covenants by us in the ONEOK Credit Agreement, amounts outstanding under the ONEOK Credit Agreement, if any, may become due and payable immediately. At September 30, 2015, ONEOK’s ratio of indebtedness to Consolidated EBITDA was 2.4 to 1, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement. As a result of a reduction in the borrowing capacity of the ONEOK Credit Agreement due to the ONE Gas separation, we wrote off approximately $2.9 million in interest expense of previously deferred credit agreement issuance costs in the first quarter 2014.

The ONEOK Credit Agreement also includes a $50 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swingline loans. Under the terms of the ONEOK Credit Agreement, ONEOK may request an increase in the size of the facility to an aggregate of $500 million from $300 million by either commitments from new lenders or increased commitments from existing lenders. The ONEOK Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit rating. Based on our current credit rating, borrowings, if any, will accrue at LIBOR plus 145 basis points, and the annual facility fee is 30 basis points.

At September 30, 2015, ONEOK had $1.1 million in letters of credit issued and no borrowings under the ONEOK Credit Agreement. In February 2014, we repaid all amounts outstanding under our commercial paper program, with a portion of the proceeds received from ONE Gas in connection with the separation, and terminated the program. See Note G for additional information.

ONEOK Partners Credit Agreement - At September 30, 2015, ONEOK Partners had $287.3 million of commercial paper outstanding, $14.0 million in letters of credit issued and no borrowings under the ONEOK Partners Credit Agreement.

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

The ONEOK Partners Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1. If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters. As a result of the West Texas LPG acquisition ONEOK Partners completed in the fourth quarter 2014, the allowable ratio of indebtedness to adjusted EBITDA increased to 5.5 to 1 through the second quarter 2015. If ONEOK Partners were to breach certain covenants in the ONEOK Partners Credit Agreement, amounts outstanding under the ONEOK Partners Credit Agreement, if any, may become due and payable immediately. At September 30, 2015, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 4.3 to 1, and it was in compliance with all covenants under the ONEOK Partners Credit Agreement.

Neither ONEOK nor ONEOK Partners guarantees the debt or other similar commitments of unaffiliated parties. ONEOK does not guarantee the debt, commercial paper or other similar commitments of ONEOK Partners, and ONEOK Partners does not guarantee the debt or other similar commitments of ONEOK.

G.	LONG-TERM DEBT

ONEOK Debt Issuance - In August 2015, we completed an underwritten public offering of $500 million, 7.5 percent senior notes due 2023. The net proceeds, after deducting underwriting discounts, commissions and other expenses, were approximately $487.1 million. We used the proceeds together with cash on hand to purchase $650 million of additional common units from ONEOK Partners.

The indenture governing ONEOK’s senior notes due 2023 includes an event of default upon the acceleration of other indebtedness of $100 million or more. Such an event of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding senior notes due 2023 to declare those senior notes immediately due and payable in full. The indenture also contains a provision that allows the holders of the notes to require ONEOK to offer to repurchase all or any part of their notes if a change of control and a credit rating downgrade occur at a purchase price of 101 percent of the principal amount, plus accrued and unpaid interest, if any.

ONEOK may redeem the remaining balance of its senior notes due 2023 at a redemption price equal to the principal amount, plus accrued and unpaid interest, starting three months before the maturity date.  Prior to this date, ONEOK may redeem these senior notes in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium.  The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date.  ONEOK’s senior notes due 2023 are senior unsecured obligations, ranking equally in right of payment with all of ONEOK’s existing and future unsecured senior indebtedness.

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

ONEOK Partners Debt Maturity - ONEOK Partners’ $650 million, 3.25 percent senior notes mature on February 1, 2016. The carrying amount of these notes is reflected in current portion of long-term debt in our Consolidated Balance Sheet as of September 30, 2015.

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

H.	EQUITY

Dividends - Dividends paid on our common stock to shareholders of record at the close of business on January 30, 2015, April 30, 2015, and August 3, 2015, were $0.605 per share in each instance.  A dividend of $0.615 per share was declared for shareholders of record at the close of business on November 2, 2015, payable November 13, 2015.

See Note M for a discussion of ONEOK Partners’ issuance of common units and distributions to noncontrolling interests.

I.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the balance in accumulated other comprehensive income (loss) for the period indicated:

	Unrealized Gains (Losses) on Risk- Management Assets/Liabilities (a)	Unrealized Holding Gains (Losses) on Investment Securities (a)	Pension and Postretirement Benefit Plan Obligations (a) (b)	Accumulated Other Comprehensive Income (Loss) (a)
	(Thousands of dollars)
January 1, 2015	$(37,349)	$955	$(99,959)	$(136,353)
Other comprehensive income (loss) before reclassifications	3,661	(955)	65	2,771
Amounts reclassified from accumulated other comprehensive income (loss)	(9,785)	—	7,255	(2,530)
Net current period other comprehensive income (loss) attributable to ONEOK	(6,124)	(955)	7,320	241
September 30, 2015	$(43,473)	$—	$(92,639)	$(136,112)
(a) All amounts are presented net of tax.
(b) Includes amounts related to supplemental executive retirement plan.

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) in our Consolidated Statements of Income for the periods indicated:

Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended		Nine Months Ended		Affected Line Item in the Consolidated Statements of Income
	September 30,		September 30,
	2015	2014	2015	2014
	(Thousands of dollars)
Unrealized (gains) losses on risk-management assets/liabilities
Commodity contracts	$(22,770)	$355	$(54,020)	$31,961	Commodity sales revenues
Interest-rate contracts	4,554	3,525	12,869	18,372	Interest expense
	(18,216)	3,880	(41,151)	50,333	Income before income taxes
	2,957	(748)	5,621	(9,845)	Income tax expense
	(15,259)	3,132	(35,530)	40,488	Income from continuing operations
	—	—	—	7,682	Income (loss) from discontinued operations
	(15,259)	3,132	(35,530)	48,170	Net income
Noncontrolling interests	(10,150)	1,928	(25,745)	24,574	Less: Net income attributable to noncontrolling interests
	$(5,109)	$1,204	$(9,785)	$23,596	Net income attributable to ONEOK

Pension and postretirement benefit plan obligations (a)
Amortization of net loss	$4,422	$4,009	$13,268	$11,936
Amortization of unrecognized prior service cost	(392)	(368)	(1,176)	(1,102)
	4,030	3,641	12,092	10,834	Income before income taxes
	(1,612)	(1,456)	(4,837)	(4,334)	Income tax expense
	2,418	2,185	7,255	6,500	Income from continuing operations
	—	—	—	1,648	Income from discontinued operations
	$2,418	$2,185	$7,255	$8,148	Net income attributable to ONEOK

Total reclassifications for the period attributable to ONEOK	$(2,691)	$3,389	$(2,530)	$31,744	Net income attributable to ONEOK
(a) These components of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost. See Note K for additional detail of our net periodic benefit cost.

J.	EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended September 30, 2015
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$86,017	210,296	$0.41
Diluted EPS from continuing operations
Effect of dilutive securities	—	228
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$86,017	210,524	$0.41

	Three Months Ended September 30, 2014
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$64,629	209,489	$0.31
Diluted EPS from continuing operations
Effect of dilutive securities	—	1,270
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$64,629	210,759	$0.31

	Nine Months Ended September 30, 2015
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$223,606	210,138	$1.06
Diluted EPS from continuing operations
Effect of dilutive securities	—	371
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$223,606	210,509	$1.06

	Nine Months Ended September 30, 2014
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$225,969	209,341	$1.08
Diluted EPS from continuing operations
Effect of dilutive securities	—	1,141
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$225,969	210,482	$1.07

K.	EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and postretirement benefit plans for our continuing operations for the periods indicated:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$1,887	$1,784	$5,661	$5,429
Interest cost	4,546	4,488	13,638	13,744
Expected return on assets	(5,213)	(4,775)	(15,639)	(14,644)
Amortization of unrecognized prior service cost	23	48	69	144
Amortization of net loss	3,987	3,798	11,961	11,309
Other	—	16	—	136
Net periodic benefit cost	$5,230	$5,359	$15,690	$16,118

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$186	$175	$558	$533
Interest cost	587	603	1,760	1,825
Expected return on assets	(564)	(513)	(1,692)	(1,623)
Amortization of unrecognized prior service cost	(415)	(416)	(1,245)	(1,246)
Amortization of net loss	435	211	1,307	627
Other	—	—	—	(2)
Net periodic benefit cost	$229	$60	$688	$114

L.	UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments - The following table sets forth ONEOK Partners’ equity in net earnings from investments for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Thousands of dollars)
Share of investee earnings
Northern Border Pipeline	$16,156	$14,371	$51,131	$53,657
Overland Pass Pipeline Company	10,538	3,856	27,048	12,708
Other (a)	5,550	(17,153)	15,026	(6,197)
Total share of investee earnings	32,244	1,074	93,205	60,168
Impairment of investment in Bighorn Gas Gathering	—	(53,421)	—	(53,421)
Equity in net earnings (loss) from investments	$32,244	$(52,347)	$93,205	$6,747
(a) - Includes proportionate share of investee impairment of long-lived assets charge on Bighorn Gas Gathering of $23.0 million for the three and nine months ended September 30, 2014.

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of ONEOK Partners’ unconsolidated affiliates for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Thousands of dollars)
Income Statement
Operating revenues	$135,474	$126,218	$390,793	$403,006
Operating expenses (a)	$64,786	$123,620	$178,324	$247,169
Net income (loss) (a)	$67,121	$(5,119)	$196,123	$134,432

Distributions paid to ONEOK Partners	$36,370	$31,574	$117,153	$109,223
(a) - Includes long-lived asset impairment charge on Bighorn Gas Gathering for the three and nine months ended September 30, 2014.

ONEOK Partners incurred expenses in transactions with unconsolidated affiliates of $28.4 million and $15.0 million for the three months ended September 30, 2015 and 2014, respectively, and $74.2 million and $43.5 million for the nine months ended September 30, 2015 and 2014, respectively, primarily related to Overland Pass Pipeline Company and Northern Border Pipeline Company. Accounts payable to ONEOK Partners’ equity method investees at September 30, 2015, and December 31, 2014, were $9.4 million and $20.5 million, respectively.

Roadrunner Gas Transmission - In March 2015, ONEOK Partners entered into a 50-50 joint venture named Roadrunner Gas Transmission (Roadrunner) with a subsidiary of Fermaca Infrastructure B.V. (Fermaca), a Mexico City-based natural gas infrastructure company, to construct a pipeline to transport natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas. During the nine months ended September 30, 2015, ONEOK Partners contributed approximately $30 million to Roadrunner.

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

The current commodity price environment has caused natural gas producers to reduce drilling for natural gas, which we expect will slow volume growth or reduce volumes of natural gas delivered to systems owned by ONEOK Partners’ Powder River Basin equity method investments. A continued decline in volumes gathered in the coal-bed methane area of the Powder River Basin may reduce ONEOK Partners’ ability to recover the carrying value of its equity investments in this area and could result in noncash charges to earnings. The net book value of ONEOK Partners’ equity method investments in this dry natural gas area is $214.2 million, which includes $130.5 million of equity method goodwill.

M.	ONEOK PARTNERS

Ownership Interest in ONEOK Partners - Our ownership interest in ONEOK Partners is shown in the table below at September 30, 2015:

General partner interest	2.0%
Limited partner interest (a)	39.2%
Total ownership interest	41.2%
(a) - Represents 41.3 million common units and approximately 73.0 million Class B units, which are convertible, at our option, into common units.

Equity Issuances - In August 2015, ONEOK Partners completed the sale to us in a private placement of approximately 21.5 million common units at a price of $30.17 per unit. Additionally, ONEOK Partners completed a concurrent sale of approximately 3.3 million common units at a price of $30.17 per unit to funds managed by Kayne Anderson Capital Advisors in a registered direct offering, which were issued through ONEOK Partners’ existing “at-the-market” equity program. The combined offerings generated net cash proceeds of approximately $749 million to ONEOK Partners. In conjunction with these issuances, ONEOK Partners GP contributed approximately $15.3 million in order to maintain our 2 percent general partner interest in ONEOK Partners. ONEOK Partners used the proceeds for general partnership purposes, including capital expenditures and repayment of commercial paper borrowings. No other units were sold through the “at-the-market” program during the three months ended September 30, 2015.

ONEOK Partners has an “at-the-market” equity program for the offer and sale from time to time of its common units, up to an aggregate amount of $650 million. The program allows ONEOK Partners to offer and sell its common units at prices it deems appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between ONEOK Partners and the sales agent. ONEOK Partners is under no obligation to offer and sell common units under the program. At September 30, 2015, ONEOK Partners had approximately $138 million of registered common units available for issuance through its “at-the-market” equity program.

During the nine months ended September 30, 2015, ONEOK Partners sold approximately 10.5 million common units through its “at-the-market” equity program, including the units sold to funds managed by Kayne Anderson Capital Advisors in the registered direct offering discussed above. The net proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $381.6 million, which were used for general partnership purposes, including repayment of commercial paper borrowings.

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

During the three months ended September 30, 2014, ONEOK Partners sold approximately 1.4 million common units through its “at-the-market” equity program. The net proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $81.3 million, which were used for general partnership purposes.

During the nine months ended September 30, 2014, ONEOK Partners sold 4.4 million common units through the “at-the-market” program that resulted in net proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, of approximately $245.4 million and used the proceeds for general partnership purposes.

We account for the difference between the carrying amount of our investment in ONEOK Partners and the underlying book value arising from issuance of common units by ONEOK Partners as an equity transaction. If ONEOK Partners issues common units at a price different than our carrying value per unit, we account for the premium or deficiency as an adjustment to paid-in capital. As a result of ONEOK Partners’ issuance of common units, we recognized a decrease to paid-in capital of approximately $34.4 million, net of taxes, for the nine months ended September 30, 2015.

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

In October 2015, a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) was declared for the third quarter 2015 and will be paid on November 13, 2015, to unitholders of record at the close of business on November 2, 2015.

The following table shows ONEOK Partners’ distributions paid in the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Thousands, except per unit amounts)
Distribution per unit	$0.79	$0.76	$2.37	$2.235

General partner distributions	$6,081	$5,501	$17,950	$15,361
Incentive distributions	91,794	80,381	270,962	220,547
Distributions to general partner	97,875	85,882	288,912	235,908
Limited partner distributions to ONEOK	73,302	70,519	219,907	207,381
Limited partner distributions to noncontrolling interest	132,862	118,644	388,655	324,805
Total distributions paid	$304,039	$275,045	$897,474	$768,094

The following table shows ONEOK Partners’ distributions declared for the periods indicated and paid within 45 days of the end of the period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Thousands, except per unit amounts)
Distribution per unit	$0.79	$0.775	$2.37	$2.280

General partner distributions	$6,660	$5,683	$18,696	$16,195
Incentive distributions	100,538	84,452	282,221	236,744
Distributions to general partner	107,198	90,135	300,917	252,939
Limited partner distributions to ONEOK	90,323	71,911	236,927	211,557
Limited partner distributions to noncontrolling interest	135,480	122,105	396,925	345,255
Total distributions declared	$333,001	$284,151	$934,769	$809,751

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

The following table shows ONEOK Partners’ transactions with us for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Thousands of dollars)
Revenues	$—	$—	$—	$53,526
Expenses
Cost of sales and fuel	$—	$—	$—	$10,835
Operating expenses	89,342	84,221	265,611	240,172
Total expenses	$89,342	$84,221	$265,611	$251,007

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

N.	COMMITMENTS AND CONTINGENCIES

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

ONEOK Partners’ expenditures for environmental assessment, mitigation, remediation and compliance to date have not been significant in relation to our financial position, results of operations or cash flows, and its expenditures related to environmental matters have had no material effects on earnings or cash flows during the three and nine months ended September 30, 2015 and 2014.

In April 2014, the EPA and the United States Army Corps of Engineers proposed a joint rule-making to redefine the definition of “Waters of the United States” under the Clean Water Act. The final rule was published on June 29, 2015, and became effective on August 28, 2015. The final rule is not expected to result in material impacts on ONEOK Partners’ projects, facilities and operations.

The EPA’s “Triggering and Tailoring Rules” regulate GHG emissions at new or modified facilities that meet certain criteria. Affected facilities are required to review best available control technology (BACT), conduct air-quality analysis, impact analysis and public reviews with respect to such emissions. At current emission threshold levels, this rule has had a minimal impact on ONEOK Partners’ existing facilities. In addition, on June 23, 2014, the Supreme Court of the United States (Supreme Court), in a case styled, Utility Air Regulatory Group v. EPA, 530 U.S. (2014), held that an industrial facility’s potential to emit GHG emissions alone cannot subject a facility to the permitting requirements for major stationary source provisions of the Clean Air Act. The decision invalidated the EPA’s current Triggering and Tailoring Rule for GHG Prevention of Significant Deterioration (PSD) and Title V requirements as applied to facilities considered major sources only for GHGs (referred to as Step 2 sources). However, the Supreme Court also ruled that to the extent a source pursues a capital project (new construction or expansion of existing facility), which otherwise subjects the source to major source PSD permitting for conventional criteria pollutants, the permitting authorities may impose BACT analysis and emission limits for GHGs from those sources.

In April 2015, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit), on remand from the Supreme Court, issued its further Order following the Supreme Court’s decision in Utility Air Regulatory Group v. EPA. The D.C. Circuit’s Order included the following: (1) it formally vacated EPA regulations implementing the Tailoring Rule to the extent that they require a stationary source to obtain a PSD or Title V permit based solely on the source’s GHG emissions; and (2) ordered the EPA to consider whether any further revisions to its regulations are appropriate in light of the Supreme Court’s decision. On April 30, 2015, the EPA issued a direct final rule to allow for the rescission of Clean Air Act PSD permits issued by the EPA or delegated state and local permitting authorities under Step 2 of the GHG Tailoring Rule. The direct final rule was to become effective unless adverse comments were received by the EPA. On August 19, 2015, the EPA published the direct final rule in the Federal Register to confirm that no adverse comments were received and that the rule was now in effect.

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

In September 2015, the EPA published several proposed rule-makings in the Federal Register that affect the oil and gas industry. The rule-makings included, but were not limited to, proposed amendments to the NSPS rule. The proposed amendments to the NSPS rule included, in part, the proposed direct regulation of methane emissions for the first time as an individual air pollutant from oil and gas sources, as part of the President’s Methane Strategy. Comments on the proposed rule-makings remain ongoing.

In October 2015, the EPA issued a prepublication version of a final rule-making to amend downward the National Ambient Air Quality Standards (NAAQS) for ground level ozone. The final rule requires revised designations of the areas in the various states for classification as in attainment or nonattainment for the new ozone NAAQS. Any areas determined to not attain the ozone NAAQS will implicate more strict air permitting requirements for new or modified sources that emit pollutants that contribute to ground level ozone.

At this time we do not anticipate a material impact to ONEOK Partners’ planned capital, operations and maintenance costs resulting from compliance with the current or pending regulations outlined above. However, the EPA may issue additional responses, amendments and/or policy guidance on the final rules, which could alter our present expectations. Generally, the EPA rule-makings will require expenditures for updated emissions controls, monitoring and record-keeping requirements at affected facilities. We do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

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

In October 2015, PHMSA issued a notice of proposed rule-making to its hazardous liquid pipeline safety regulations.  Among other things, the proposed regulations would expand the current leak-detection requirements, apply new, more conservative repair criteria and establish timelines for inspecting pipeline facilities potentially affected by an extreme weather event or natural disaster.  The proposal would also increase the stringency of integrity management program requirements and set deadlines for the use of internal inspection tools on certain systems.  Comments on the proposed rule-making are currently due by January 2016.  The potential capital and operating expenditures related to the referenced legislation and regulations are unknown, but we do not anticipate a material impact to ONEOK Partners’ planned capital, operations and maintenance costs resulting from compliance with the current or pending regulations.

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

Other Legal Proceedings - We and ONEOK Partners are party to various other litigation matters and claims that have arisen in the normal course of our operations. While the results of these various other litigation matters and claims cannot be predicted with certainty, we believe the reasonably possible losses from such matters, individually and in the aggregate, are not material. Additionally, we believe the probable final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

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

Accounting Policies - We evaluate performance based principally on each segment’s operating income and equity earnings. The accounting policies of the segments are described in Note A of the Notes to Consolidated Financial Statements in our Annual Report. Intersegment and affiliate sales are recorded on the same basis as sales to unaffiliated customers and are discussed further in Note M. Net margin is comprised of total revenues less cost of sales and fuel. Cost of sales and fuel includes commodity purchases, fuel, storage and transportation costs. Revenues from sales and services provided by ONEOK Partners to our former natural gas distribution business prior to the separation and to our former energy services business prior to the completion of the wind down, which were previously eliminated in consolidation, are now reported as sales to affiliated customers for the nine months ended September 30, 2014, and are no longer eliminated in consolidation. Revenues from sales and services provided by ONEOK Partners to our former natural gas distribution business after the separation are reported as sales to unaffiliated customers as these now represent third-party transactions.

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

For the three and nine months ended September 30, 2015 and 2014, ONEOK Partners had no single customer from which it received 10 percent or more of consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended September 30, 2015	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total

	(Thousands of dollars)
Sales to unaffiliated customers	$294,948	$1,522,224	$81,246	$528	$1,898,946
Intersegment revenues	139,388	89,230	1,751	(230,369)	—
Total revenues	$434,336	$1,611,454	$82,997	$(229,841)	$1,898,946
Net margin	$140,655	$321,772	$75,369	$341	$538,137
Operating costs	61,162	74,464	26,674	1,877	164,177
Depreciation and amortization	37,286	39,317	10,914	782	88,299
Gain (loss) on sale of assets	132	(498)	(77)	(283)	(726)
Operating income	$42,339	$207,493	$37,704	$(2,601)	$284,935
Equity in net earnings from investments	$4,350	$10,912	$16,982	$—	$32,244
Capital expenditures	$231,835	$52,807	$14,718	$1,508	$300,868
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $252.8 million, of which $204.7 million was related to sales within the segment, net margin of $140.1 million and operating income of $80.3 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $65.1 million, net margin of $57.9 million and operating income of $24.7 million.

Three Months Ended September 30, 2014	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total

	(Thousands of dollars)
Sales to unaffiliated customers	$374,403	$2,667,939	$77,027	$776	$3,120,145
Intersegment revenues	403,399	66,581	2,133	(472,113)	—
Total revenues	$777,802	$2,734,520	$79,160	$(471,337)	$3,120,145
Net margin	$178,171	$282,963	$73,399	$2,408	$536,941
Operating costs	64,279	76,946	27,998	3,272	172,495
Depreciation and amortization	31,327	31,661	10,913	687	74,588
Gain (loss) on sale of assets	324	(535)	1,746	(1)	1,534
Operating income	$82,889	$173,821	$36,234	$(1,552)	$291,392
Equity in net earnings (loss) from investments	$(71,069)	$4,351	$14,371	$—	$(52,347)
Capital expenditures	$214,917	$153,785	$10,650	$2,833	$382,185
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $190.3 million, of which $170.1 million related to sales within the segment, net margin of $94.3 million and operating income of $46.4 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $65.2 million, net margin of $57.4 million and operating income of $23.4 million.

Nine Months Ended September 30, 2015	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations (c)	Total

	(Thousands of dollars)
Sales to unaffiliated customers	$862,462	$4,726,617	$241,605	$1,620	$5,832,304
Intersegment revenues	487,559	229,804	5,053	(722,416)	—
Total revenues	$1,350,021	$4,956,421	$246,658	$(720,796)	$5,832,304
Net margin	$402,482	$902,382	$218,599	$1,075	$1,524,538
Operating costs	193,922	234,120	79,156	1,347	508,545
Depreciation and amortization	109,035	118,044	32,484	1,678	261,241
Gain (loss) on sale of assets	328	(579)	(76)	(283)	(610)
Operating income	$99,853	$549,639	$106,883	$(2,233)	$754,142
Equity in net earnings from investments	$13,511	$27,585	$52,109	$—	$93,205
Investments in unconsolidated affiliates	$253,548	$484,403	$399,108	$—	$1,137,059
Total assets	$5,206,987	$8,041,064	$1,837,776	$422,471	$15,508,298
Noncontrolling interests in consolidated subsidiaries	$4,066	$161,210	$—	$3,457,557	$3,622,833
Capital expenditures	$692,570	$185,360	$39,923	$12,463	$930,316
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $690.1 million, of which $556.4 million was related to sales within the segment, net margin of $392.7 million and operating income of $218.8 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $198.5 million, net margin of $175.9 million and operating income of $77.8 million.
(c) - Other and Eliminations includes assets of discontinued operations of $20.5 million.

Nine Months Ended September 30, 2014	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations (c)	Total

	(Thousands of dollars)
Sales to unaffiliated customers	$1,095,531	$7,950,930	$247,420	$2,916	$9,296,797
Sales to affiliated customers	41,214	—	12,312	—	53,526
Intersegment revenues	1,126,547	160,712	6,206	(1,293,465)	—
Total revenues	$2,263,292	$8,111,642	$265,938	$(1,290,549)	$9,350,323
Net margin	$486,695	$818,086	$242,359	$(4,092)	$1,543,048
Operating costs	188,489	218,129	82,747	4,263	493,628
Depreciation and amortization	89,612	89,848	32,623	2,046	214,129
Gain (loss) on sale of assets	277	(572)	1,663	165	1,533
Operating income	$208,871	$509,537	$128,652	$(10,236)	$836,824
Equity in net earnings (loss) from investments	$(60,484)	$13,574	$53,657	$—	$6,747
Investments in unconsolidated affiliates	$253,930	$484,238	$390,341	$—	$1,128,509
Total assets	$4,415,814	$7,337,688	$1,832,368	$726,326	$14,312,196
Noncontrolling interests in consolidated subsidiaries	$4,394	$—	$—	$3,131,769	$3,136,163
Capital expenditures	$506,016	$637,524	$25,987	$34,859	$1,204,386
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $479.4 million, of which $417.0 million related to sales within the segment, net margin of $263.4 million and operating income of $126.0 million.
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

RECENT DEVELOPMENTS

Ownership of ONEOK Partners - ONEOK and its subsidiaries own all of the general partner interest and a portion of the limited partner interests, which, together, represent a 41.2 percent ownership interest at September 30, 2015, in ONEOK Partners (NYSE: OKS), one of the largest publicly traded master limited partnerships.

Market Conditions - Due in part to the rapid growth in crude oil production in the United States through 2014, the global supply of crude oil exceeded demand and led to a dramatic fall in crude oil prices in the fourth quarter 2014. Lower prices continued into 2015. The production growth and decline in crude oil prices have also contributed to lower NGL product prices, as well as narrow NGL product price differentials. Similarly, the rapid growth in domestic natural gas production has led to a decline in natural gas prices. This weakened commodity price environment, which is due to factors beyond our control, is creating challenges for ONEOK Partners’ crude oil and natural gas producer customers and has resulted in decreased drilling activity in the first nine months of 2015, compared with the same period in 2014. Despite the decrease in overall drilling activity, producers are focusing their drilling in high-return areas and are using more efficient drilling and completion techniques that are contributing to an increase in natural gas and NGL volumes, particularly in the Williston and Permian Basins. The energy industry has periodically experienced similar down cycles in the past. We expect this lower commodity price environment to continue through the remainder of 2015, with a modest recovery in 2016, which will impact ONEOK Partners’ net realized prices for natural gas, NGLs and condensate, as well as our financial results.

As a result of lower commodity prices, crude oil and natural gas producers have significantly decreased their capital investments, which, combined with production declines, has begun to slow natural gas and NGL supply growth. Lower commodity prices and slower volume growth have significantly impacted our 2015 results of operations and cash flows, particularly in the Natural Gas Gathering and Processing segment where revenues have been historically derived from primarily POP commodity-based contracts with fee components. Many contracts in the Natural Gas Gathering and Processing and Natural Gas Liquids segments include fixed fee, minimum volume or firm demand charge agreements that ensure a minimum level of revenues regardless of commodity prices. Additionally, ONEOK Partners has renegotiated many Natural Gas Gathering and Processing segment contracts to significantly increase its fee-based earnings and continues to actively work with its producer customers to similarly restructure additional contracts. ONEOK Partners expects to substantially complete its negotiations on Williston Basin contracts in 2015 and receive the full benefit of the improved margins in 2016.

We also expect relatively narrow NGL location price differentials to continue, with periods of volatility for certain NGL products, between the Conway, Kansas, and Mont Belvieu, Texas, market centers. We expect this to persist as NGL production continues to increase and new fractionators and pipelines from various NGL-rich shale areas throughout the country, including ONEOK Partners’ growth projects discussed below, alleviate constraints affecting NGL prices and location price differentials between the two market centers.

Supply growth has resulted in available ethane supplies that are greater than the petrochemical industry’s current demand. As a result, low or unprofitable price differentials between ethane and natural gas have resulted in ethane rejection at most of ONEOK Partners’ and its customers’ natural gas processing plants connected to its natural gas liquids gathering system in the Mid-Continent, Permian and Rocky Mountain regions during 2014 and the first nine months of 2015. Through ethane rejection, natural gas processors leave much of the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants. We expect ethane rejection to persist at current levels until ethylene producers increase their capacity to consume additional ethane feedstock volumes through plant modifications, plant expansions and the completion of announced new world-scale ethylene production projects beginning in 2017. Ethane rejection is expected to continue to have a significant impact on our financial results through 2017. However, beginning in June 2015, the Natural Gas Gathering and Processing segment reduced its level of ethane rejection in the Rocky Mountain region to alleviate downstream NGL product specification issues, which offsets partially this financial impact. We expect this decreased ethane rejection to continue into 2016. In addition, the Natural Gas Liquids segment’s integrated assets enable ONEOK Partners to mitigate partially the impact of ethane rejection through minimum volume commitments, contract modifications that vary fees for ethane and other NGL products, and ONEOK Partners’ ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials, when they exist, in its optimization activities. See additional discussion in the “Financial Results and Operating Information” section.

Commodity Prices - Sharp declines in commodity prices negatively affected our financial results for the three and nine months ended September 30, 2015, compared with the same periods in 2014. WTI crude oil prices declined to below $50.00 per barrel in the first nine months of 2015, compared with prices averaging approximately $100.00 in the first nine months of 2014. NYMEX natural gas prices also declined to less than $3.00 per MMBtu in the first nine months of 2015, compared with prices averaging approximately $4.50 per MMBtu in the first nine months of 2014. OPIS Conway propane prices averaged less than $0.50 per gallon in the first nine months of 2015, compared with prices averaging more than $1.00 per gallon in the first nine months of 2014. We expect lower commodity prices to persist throughout the remainder of 2015, with a modest recovery in 2016.

ONEOK Partners experienced significantly higher prices in the first quarter 2014 due to severely cold weather, compared with the first quarter 2015. In response to increased heating demand, propane prices increased significantly at the Mid-Continent market center at Conway, Kansas, compared with the Gulf Coast market center at Mont Belvieu, Texas, in the first quarter 2014. The price of propane in the Mid-Continent market and the wider location price differentials between the Mid-Continent and Gulf Coast market centers peaked in late January 2014 and returned to historical levels by the end of February 2014 as supply and demand balanced.

Financial Outlook - ONEOK Partners has substantial fee-based businesses in the Natural Gas Liquids and Natural Gas Pipelines segments. However, our results of operations, primarily in the Natural Gas Gathering and Processing segment, are impacted significantly by the commodity price environment. To mitigate partially the impact of lower commodities prices, ONEOK Partners has hedged a significant portion of the Natural Gas Gathering and Processing segment’s equity volumes for the remainder of 2015 and in 2016. Also, many contracts in the Natural Gas Gathering and Processing and Natural Gas Liquids segments include fixed fee, minimum volume or firm demand charge agreements that ensure a minimum level of revenues regardless of commodity prices or volumetric throughput. ONEOK Partners continues to seek opportunities to increase the fee-based component in its POP contracts. ONEOK Partners expects to renegotiate contracts associated with a significant amount of its gathered volume in the Williston Basin by the end of 2015. We expect these contracts to favorably impact ONEOK Partners’ fourth quarter 2015 and full year 2016 financial results. The Natural Gas Pipelines segment also provides primarily fee-based firm natural gas transportation and storage services primarily to natural gas and electric utilities.

Despite the decline in commodity prices, we expect the growth of ONEOK Partners’ operations to continue, which we expect to favorably impact our financial results in the fourth quarter 2015, compared with the first nine months of 2015, due to a number of factors. ONEOK Partners completed a significant number of capital-growth projects in 2014 that we expect will continue to increase volumes in the Natural Gas Gathering and Processing and Natural Gas Liquids segments in the fourth quarter 2015. ONEOK Partners is also constructing additional natural gas gathering pipelines, compression and processing plants, and natural gas liquids pipeline capacity in the Rocky Mountain region that are expected to help alleviate current capacity constraints primarily existing in the Williston Basin. In the Williston Basin, we expect ONEOK Partners to capture a substantial amount of natural gas currently being flared by producers, production from wells that have been drilled but not yet completed or connected to its system, and production from new wells that are expected to be drilled. We expect additional volume from new wells focused in high-return areas of the basin, which remain economical even at current prices and typically produce at higher initial production rates compared with other areas. We also expect additional wells to be completed and connected to ONEOK Partners’ system in the Mid-Continent region. We expect supply growth to continue in 2016 and 2017, although not as rapidly as the growth experienced in 2014. We also expect ONEOK Partners’ fee-based business to continue to increase as it completes its capital-growth projects and completes additional contract renegotiations.

ONEOK Partners’ Growth Projects - Through the first nine months of 2015, crude oil and natural gas producers continued to drill for crude oil and NGL-rich natural gas in many regions where ONEOK Partners has operations, including in the Bakken Shale and Three Forks formations in the Williston Basin; in the Powder River Basin; in the Cana-Woodford Shale, Woodford Shale, Springer Shale, Stack and SCOOP areas in the Mid-Continent region and in the Permian Basin. In response to this continued production of crude oil, natural gas and NGLs, and higher demand for NGL products from the petrochemical industry, ONEOK Partners has completed growth projects and acquisitions and also has projects in various stages of construction to meet the needs of crude oil and natural gas producers and processors in these regions. In addition, ONEOK Partners’ projects are expected to enhance its natural gas liquids fractionation, distribution and storage infrastructure in the Gulf Coast region and expand its natural gas pipeline services in the Permian Basin. The execution of these capital investments aligns with ONEOK Partners’ strategy to generate consistent growth and sustainable earnings. ONEOK Partners’ contractual commitments from crude oil and natural gas producers, natural gas processors and electric generators in regions associated with its growth projects are expected to provide incremental cash flows and long-term fee-based earnings.

While reduced crude oil and natural gas producer drilling activity is slowing supply growth, we expect ONEOK Partners to complete its previously announced projects to meet crude oil and natural gas producers’ demand for its gathering, processing, fractionation and transportation services. However, ONEOK Partners has suspended capital expenditures for certain natural gas processing plants and related infrastructure to align with the needs of its customers. We expect ONEOK Partners to resume its suspended capital-growth projects as soon as market conditions improve. If the current commodity price environment persists for a prolonged period, it may further impact the timing or demand for additional ONEOK Partners infrastructure projects or growth opportunities in the future.

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

Roadrunner - In March 2015, ONEOK Partners entered into a 50-50 joint venture with a subsidiary of Fermaca, a Mexico City-based natural gas infrastructure company, to construct a pipeline to transport natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas. The pipeline will connect with ONEOK Partners’ existing natural gas pipeline and storage infrastructure in Texas and is expected to create a platform for future cross-border development opportunities. These integrated assets are also expected to provide markets in Mexico access to upstream supply basins in West Texas and the Mid-Continent region, which adds location and price diversity to their supply mix and supports the plan of Mexico’s national electric utility, Comisión Federal de Electricidad, to replace fuel oil-based power plants with natural gas-fueled power plants, which are more economical and produce fewer GHG emissions. The estimated total cost of the project is approximately $450 million to $500 million. ONEOK Partners contributed approximately $30 million to Roadrunner in the nine months ended September 30, 2015, and does not expect to make any further contributions in 2015. ONEOK Partners expects to contribute approximately $65 million to Roadrunner during 2016. The FERC approved Roadrunner’s request for a Presidential Permit and authorization in October 2015, and construction has commenced.

Roadrunner entered into a $230 million senior secured credit facility for the construction and operation of the pipeline. The senior secured credit facility expires 7 years after the Roadrunner in-service date of Phase II, which is expected to be completed in the first quarter 2017. In addition, Roadrunner executed interest-rate swaps to hedge the variability of its interest payments during the term of the credit facility.

See additional discussion in the “Financial Results and Operating Information” section in the Natural Gas Pipelines segment.

Dividends/Distributions - We declared a quarterly dividend of $0.615 per share ($2.46 per share on an annualized basis) in October 2015. ONEOK Partners declared a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) in October 2015 for the third quarter 2015. The quarterly dividend and distribution will be paid November 13, 2015, to shareholders and unitholders of record at the close of business on November 2, 2015.

ONEOK Debt Issuance - In August 2015, we completed an underwritten public offering of $500 million of senior notes, 7.5 percent senior notes due 2023. The net proceeds, after deducting underwriting discounts, commissions and other expenses, were approximately $487.1 million. We used the proceeds together with cash on hand to purchase $650 million of additional common units from ONEOK Partners.

ONEOK Partners Debt Issuance - In March 2015, ONEOK Partners completed an underwritten public offering of $800 million of senior notes, generating net proceeds of approximately $792.3 million. ONEOK Partners used the proceeds to repay amounts outstanding under its commercial paper program and for general partnership purposes.

ONEOK Partners Equity Issuances - In August 2015, ONEOK Partners completed a private placement of approximately 21.5 million common units at a price of $30.17 per unit with us. Additionally, ONEOK Partners completed a concurrent sale of approximately 3.3 million common units at a price of $30.17 per unit to funds managed by Kayne Anderson Capital Advisors in a registered direct offering. The combined offerings generated net cash proceeds of approximately $749 million to ONEOK Partners. In conjunction with these issuances, ONEOK Partners GP contributed approximately $15.3 million in order to maintain our 2 percent general partner interest in ONEOK Partners. ONEOK Partners used the proceeds for general partnership purposes, including capital expenditures and repayment of commercial paper borrowings.

During the nine months ended September 30, 2015, ONEOK Partners sold approximately 10.5 million common units through its “at-the-market” equity program, which includes the units sold to funds managed by Kayne Anderson Capital Advisors in the registered direct offering discussed above. The net proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $381.6 million, which were used for general partnership purposes, including repayment of commercial paper borrowings.

Goodwill Impairment Test - We assess our goodwill for impairment at least annually on July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time.  While there have been sharp declines in commodity prices over the past year, ONEOK Partners is responding to the low commodity price environment by suspending certain capital-growth projects, aligning operating costs with the needs of its crude oil and natural gas producer customers, utilizing hedging to partially mitigate the low commodity prices and actively working to increase the fee-based component in the POP contracts in the Natural Gas Gathering and Processing segment, which is the segment with the most commodity price exposure.  Each reporting period, we assess these qualitative factors to determine whether it is more likely than not that the fair value of each of the reporting units is less than its carrying amount.  At July 1, 2015, we assessed qualitative factors to determine whether it was more likely than not that the fair value of each of the reporting units was less than its carrying amount. Due to the current commodity price environment, we elected to perform a quantitative assessment, or Step 1 analysis, to test our goodwill for impairment.  The assessment included the current commodity price assumptions, expected contractual terms, anticipated operating costs and volume estimates.  Our goodwill impairment analysis performed as of July 1, 2015, did not result in an impairment charge nor did our analysis reflect any reporting units at risk.  In each reporting unit, the fair value substantially exceeded its carrying value. Subsequent to that date, no event has occurred indicating that the implied fair value of each of the reporting units is less than the carrying value of its net assets.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2015 vs. 2014		2015 vs. 2014
Financial Results	2015	2014	2015	2014	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues
Commodity sales	$1,484.3	$2,754.5	$4,642.3	$8,276.3	$(1,270.2)	(46%)	$(3,634.0)	(44%)
Services	414.6	365.6	1,190.0	1,074.0	49.0	13%	116.0	11%
Total revenues	1,898.9	3,120.1	5,832.3	9,350.3	(1,221.2)	(39%)	(3,518.0)	(38%)
Cost of sales and fuel	1,360.8	2,583.2	4,307.8	7,807.3	(1,222.4)	(47%)	(3,499.5)	(45%)
Net margin	538.1	536.9	1,524.5	1,543.0	1.2	—%	(18.5)	(1%)
Operating costs	164.2	172.4	508.6	493.6	(8.2)	(5%)	15.0	3%
Depreciation and amortization	88.3	74.6	261.2	214.1	13.7	18%	47.1	22%
Gain (loss) on sale of assets	(0.7)	1.5	(0.6)	1.5	(2.2)	*	(2.1)	*
Operating income	$284.9	$291.4	$754.1	$836.8	$(6.5)	(2%)	$(82.7)	(10%)
Equity in net earnings (loss) from investments	$32.2	$(52.3)	$93.2	$6.7	$84.5	*	$86.5	*
Interest expense	$(106.9)	$(86.1)	$(306.1)	$(269.7)	$20.8	24%	$36.4	13%
Income from continuing operations	$164.7	$114.5	$411.6	$467.9	$50.2	44%	$(56.3)	(12)%
Net income attributable to noncontrolling interests	$78.7	$49.8	$187.9	$242.0	$28.9	58%	$(54.1)	(22)%
Net income attributable to ONEOK	$82.2	$64.5	$219.5	$219.6	$17.7	27%	$(0.1)	—%
Capital expenditures (a)	$300.9	$382.2	$930.3	$1,204.4	$(81.3)	(21)%	$(274.1)	(23)%
* Percentage change is greater than 100 percent.
(a) - Includes capital expenditures of discontinued operations of $23.9 million for the nine months ended September 30, 2014.

Commodity sales revenues and costs of sales and fuel decreased for the three and nine months ended September 30, 2015, compared with the same periods in 2014, due to higher propane and natural gas prices as well as wider NGL location and product price differentials experienced in the first quarter 2014 as a result of unusually high weather-related seasonal demand and a sharp decline in commodity prices that began in the fourth quarter 2014 and continued into 2015. The impact from the price decrease was offset partially by higher gathered and processed volumes and an improved contract mix in the Natural Gas

Gathering and Processing segment and higher NGL volumes transported on gathering lines and fractionated in the Natural Gas Liquids segment for the three and nine months ended September 30, 2015, compared with the same periods in 2014.

Services revenues increased for the three and nine months ended September 30, 2015, compared with the same periods in 2014, due to higher natural gas and NGL volumes from ONEOK Partners’ recently completed capital projects, including acquisitions, in the Natural Gas Gathering and Processing and Natural Gas Liquids segments and higher fees resulting from contract restructuring efforts in our Natural Gas Gathering and Processing segment.

Operating costs decreased for the three months ended September 30, 2015, compared with the same period in 2014, due primarily to higher scheduled maintenance and chemicals costs in the prior year, offset partially by increased employee costs from the growth of ONEOK Partners’ operations related to its completed capital projects and acquisitions. Operating costs increased for the nine months ended September 30, 2015, compared with the same period in 2014, due primarily to increased employee costs from the growth of ONEOK Partners’ operations related to its completed capital projects and acquisitions.

Depreciation and amortization expense increased for the three and nine months ended September 30, 2015, compared with the same periods in 2014, due primarily to the growth of ONEOK Partners’ operations related to its completed capital projects and acquisitions.

Equity in net earnings from investments increased for the three and nine months ended September 30, 2015, compared with the same periods in 2014, due to an impairment charge in September 2014 of $76.4 million related to ONEOK Partners’ equity method investment in Bighorn Gas Gathering in the Natural Gas Gathering and Processing segment and due to higher volumes in 2015 delivered to Overland Pass Pipeline from ONEOK Partners’ Bakken NGL Pipeline in the Natural Gas Liquids segment.

Interest expense increased for the three and nine months ended September 30, 2015, compared with the same periods in 2014, due primarily to higher short-term borrowings and rates, lower capitalized interest due to capital-growth projects completed and placed in service in 2014, and interest costs for ONEOK Partners due to an $800 million debt issuance in March 2015. Additionally, our interest expense increased for the three months ended September 30, 2015, compared with the same period in 2014, due to interest costs on our $500 million debt issuance in August 2015. This increase was offset partially for the nine months ended September 30, 2015, by write-offs in the first quarter 2014 of approximately $7.7 million due to the discontinuance of cash flow hedge treatment for interest-rate swaps related to early retirement of long-term debt, $2.9 million related to write-offs of previously deferred credit agreement issuance costs as a result of reducing the borrowing capacity of the credit agreement, and decreased interest expense from the early retirement of approximately $553 million of ONEOK’s long-term debt in the first quarter 2014.

Income from continuing operations decreased for the nine months ended September 30, 2015, compared with the same period in 2014, due primarily to the factors discussed above and a $26.4 million net reduction in deferred income tax expense in the first quarter 2014 as a result of the separation of our former natural gas distribution business and the wind down of the energy services business.

Net income attributable to noncontrolling interests, which reflects primarily the portion of ONEOK Partners that we do not own, increased for the three months ended September 30, 2015, compared with the same period in 2014 primarily due to a $76.4 million impairment charge in the third quarter 2014 on ONEOK Partners’ investment in Bighorn Gas Gathering. Net income attributable to noncontrolling interests decreased for the nine months ended September 30, 2015, compared with the same period in 2014, due primarily to lower earnings at ONEOK Partners.

Capital expenditures decreased for the three and nine months ended September 30, 2015, compared with the same periods in 2014, due to the completion of several large projects in 2014 and the timing of expenditures for ONEOK Partners’ growth projects. Additionally, the three months ended March 31, 2014, include one month of capital expenditures from our former natural gas distribution business prior to the separation on January 31, 2014.

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

Revenues for this segment are derived primarily from POP contracts with fee-based components and fee-based contracts. Under a POP contract with fee-based components, ONEOK Partners charges fees for gathering, treating, compressing and processing the producer’s natural gas, and retains a percentage of the proceeds from the sale of residue natural gas, condensate and/or NGLs. With a fee-based contract, ONEOK Partners is paid a fee for the services it provides, based on volumes gathered, processed, treated and/or compressed. Many of ONEOK Partners’ contracts contain provisions such as a minimum margin or fixed fees that ensures a minimum level of revenues regardless of commodity prices or volumetric throughput.

We expect ONEOK Partners’ capital projects will continue to generate additional revenues, earnings and cash flows as they are completed. ONEOK Partners uses commodity derivative instruments and physical-forward contracts to reduce its near-term sensitivity to fluctuations in the natural gas, crude oil and NGL prices received for its share of volumes. ONEOK Partners has renegotiated many Natural Gas Gathering and Processing segment contracts to significantly increase its fee-based earnings and continues to actively work with its producer customers to similarly restructure additional contracts. ONEOK Partners expects to substantially complete its negotiations on Williston Basin contracts in 2015 and receive the full benefit of the improved margins in 2016. NGLs, natural gas and crude oil commodity price sensitivity in this segment is expected to decrease in 2016 as contracts are renegotiated.

The significant growth in the development of crude oil and NGL-rich natural gas in the Williston Basin has caused natural gas production to exceed the capacity of existing natural gas gathering and processing infrastructure, which results in the flaring of natural gas (the controlled burning of natural gas at the wellhead) by many crude oil and natural gas producers. In July 2014, the North Dakota Industrial Commission (NDIC) approved a policy designed to limit flaring at existing and future crude oil wells in the Williston Basin. The policy establishes crude oil production limits that will take effect if a producer fails to meet requirements to capture natural gas at the wellhead. We continue to actively participate on the Flaring Task Force, which provides recommendations to the NDIC on policies and targets. The NDIC recently passed updated natural gas capture percentages associated timelines. None of these changes are expected to have a material impact on volume. ONEOK Partners is constructing additional natural gas gathering pipelines, compression and processing plants, and natural gas liquids pipeline capacity that are expected to help alleviate capacity constraints. ONEOK Partners has completed three of six compressor stations expected to be constructed in 2015. Together, the six compression stations will add 300 MMcf/d of natural gas gathering capacity to its system in the Williston Basin.

We expect ONEOK Partners’ natural gas gathered and processed volumes to continue to grow in 2016, despite reductions in crude oil and natural gas producer drilling activity. Volumes are expected to increase in the Williston Basin due to the following:

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

In the Mid-Continent region, a large customer drilled wells in the first half of 2015 with well completions beginning in the third quarter 2015 and expected to continue through the fourth quarter 2015. The additional volumes from these new wells are expected to offset the natural declines of existing production in this region.

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

In 2014 and through the third quarter 2015, ONEOK Partners has completed the following projects:

Completed Projects	Location	Capacity	Approximate Costs (a)	Completion Date
			(In millions)
Rocky Mountain Region
Garden Creek II processing plant and infrastructure	Williston Basin	100 MMcf/d	$310	August 2014
Garden Creek III processing plant and infrastructure	Williston Basin	100 MMcf/d	$310	October 2014
Mid-Continent Region
Canadian Valley processing plant and infrastructure	Cana-Woodford Shale	200 MMcf/d	$255	March 2014
(a) - Excludes AFUDC.

ONEOK Partners has the following natural gas processing plants and related infrastructure in various stages of construction:

Projects in Progress	Location	Capacity	Approximate Costs (a)	Expected Completion Date
(In millions)
Rocky Mountain Region
Sage Creek infrastructure	Powder River Basin	Various	$35	Fourth quarter 2015
Natural gas compression	Williston Basin	100 MMcf/d	$80-$90	Fourth quarter 2015
Lonesome Creek processing plant and infrastructure	Williston Basin	200 MMcf/d	$550-$680	Fourth quarter 2015
Stateline de-ethanizers	Williston Basin	26 MBbl/d	$60-$80	Third quarter 2016
Bear Creek processing plant and infrastructure	Williston Basin	80 MMcf/d	$230-$330	Third quarter 2016
Bronco processing plant and infrastructure	Powder River Basin	50 MMcf/d	$130-$200	Suspended
Demicks Lake processing plant and infrastructure	Williston Basin	200 MMcf/d	$475-$670	Suspended
Mid-Continent Region
Knox processing plant and infrastructure	SCOOP	200 MMcf/d	$240-$470	Suspended
Total			$1,800-$2,555
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

Natural Gas Compression - In July 2014, ONEOK Partners announced it will construct additional natural gas compressor stations across its Williston Basin system to take advantage of additional natural gas processing capacity at its Garden Creek and Stateline facilities by a total of 100 MMcf/d.

Lonesome Creek Plant - In November 2013, ONEOK Partners announced it will construct the Lonesome Creek natural gas processing plant and related infrastructure, which will be located in McKenzie County, North Dakota. The plant and infrastructure will help address natural gas gathering and processing constraints in the region.

Stateline De-ethanizers - In December 2014, ONEOK Partners announced plans to construct de-ethanizers at its Stateline natural gas processing plants, which are located in Williams County, North Dakota. Once completed, the de-ethanizers will remove ethane from the natural gas liquids stream, which we expect to then be sold under a long-term contract to a customer who plans to transport the ethane on a third-party pipeline.

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

Sage Creek Infrastructure - ONEOK Partners plans to construct new natural gas gathering infrastructure at its Sage Creek plant to meet the growing production of NGL-rich natural gas in this area. ONEOK Partners has supply contracts providing for long-term acreage dedications from crude oil and natural gas producers in the area supporting this project.

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

Selected Financial Results - The Natural Gas Gathering and Processing segment’s financial results for the three and nine months ended September 30, 2015, reflect the benefits from additional natural gas compression projects completed in 2015; the Garden Creek III natural gas processing plant, which was completed in October 2014; and the Garden Creek II natural gas processing plant, which was completed in August 2014. Additionally, financial results for the nine months ended September 30, 2015, reflect the benefits of the Canadian Valley natural gas processing plant, which was completed in March 2014.

The completion of the natural gas compression projects and Garden Creek II and Garden Creek III natural gas processing plants resulted in increased natural gas volumes gathered and processed in the Williston Basin, and completion of the Canadian Valley natural gas processing plant resulted in increased natural gas volumes gathered in Oklahoma.

The following table sets forth certain selected financial results for the Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2015 vs. 2014		2015 vs. 2014
Financial Results	2015	2014	2015	2014	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL sales	$118.7	$394.1	$423.1	$1,128.8	$(275.4)	(70%)	$(705.7)	(63%)
Condensate sales	12.3	24.5	39.9	82.0	(12.2)	(50%)	(42.1)	(51%)
Residue natural gas sales	211.2	284.0	635.6	849.4	(72.8)	(26%)	(213.8)	(25%)
Gathering, compression, dehydration and processing fees and other revenue	92.1	75.2	251.4	203.1	16.9	22%	48.3	24%
Cost of sales and fuel	293.6	599.6	947.5	1,776.6	(306.0)	(51%)	(829.1)	(47%)
Net margin	140.7	178.2	402.5	486.7	(37.5)	(21%)	(84.2)	(17%)
Operating costs	61.2	64.3	193.9	188.5	(3.1)	(5%)	5.4	3%
Depreciation and amortization	37.3	31.3	109.0	89.6	6.0	19%	19.4	22%
Gain (loss) on sale of assets	0.1	0.3	0.3	0.3	(0.2)	(67%)	—	—%
Operating income	$42.3	$82.9	$99.9	$208.9	$(40.6)	(49%)	$(109.0)	(52%)
Equity in net earnings (loss) from investments	$4.4	$(71.1)	$13.5	$(60.5)	$75.5	*	$74.0	*
Capital expenditures	$231.8	$214.9	$692.6	$506.0	$16.9	8%	$186.6	37%
* Percentage change is greater than 100 percent.

Commodity prices declined sharply in the fourth quarter 2014 and remained at relatively lower levels throughout the first nine months of 2015. We expect lower commodity prices to persist throughout the remainder of 2015, with a modest recovery in 2016. Therefore, we expect crude oil, natural gas and NGL supply growth to continue to slow. As crude oil and natural gas exploration and production capital investment has decreased due to market conditions, crude oil and natural gas producers are focusing their drilling activities in high-return areas that are most economical to develop and have higher production volumes, which offsets partially the reduction in drilling. The lower commodity price environment is having a significant impact on the Natural Gas Gathering and Processing segment’s financial results in 2015 compared with 2014.

Net margin decreased for the three months ended September 30, 2015, compared with the same period in 2014, primarily as a result of the following:

•	a decrease of $53.9 million due primarily to lower net realized NGL, natural gas and condensate prices;

•
a decrease of $7.0 million due primarily to unplanned operational outages in the Williston Basin and decreased natural gas processed volumes in the Cana-Woodford Shale, offset partially by natural gas volume growth in the Williston Basin; and

•	a decrease of $3.7 million due primarily to decreased ethane rejection to maintain downstream NGL product specifications; offset partially by

•	an increase of $27.1 million due primarily to changes in contract mix resulting from higher fee rates.

Net margin decreased for the nine months ended September 30, 2015, compared with the same period in 2014, primarily as a result of the following:

•	a decrease of $153.3 million due primarily to lower net realized NGL, natural gas and condensate prices; and

•	a decrease of $4.6 million due primarily to decreased ethane rejection to maintain downstream NGL product specifications; offset partially by

•	an increase of $47.9 million due primarily to changes in contract mix resulting from higher fee rates; and

•
an increase of $25.8 million due primarily to natural gas volume growth in the Williston Basin, offset partially by unplanned operational outages in the Williston Basin and decreased natural gas volumes in the Cana-Woodford Shale.

Operating costs decreased for the three months ended September 30, 2015, compared with the same period in 2014, primarily as a result of the following:

•	a decrease of $4.1 million in materials and supplies due primarily to higher chemicals costs in the prior year; and

•	a decrease of $2.4 million in ad valorem taxes due to the timing of ad valorem tax estimates; offset partially by

•	an increase of $2.3 million in employee-related costs due to higher labor and employee benefit costs resulting from the completion of ONEOK Partners’ growth projects; and

•	an increase of $1.1 million in outside services expense due primarily to the completion of ONEOK Partners’ growth projects.

Operating costs increased for the nine months ended September 30, 2015, compared with the same period in 2014, primarily as a result of the completion of ONEOK Partners’ growth projects, which include the following:

•	an increase of $7.9 million in employee-related costs due to higher labor and employee benefit costs; and

•	an increase of $6.3 million in outside services expense; offset partially by

•	a decrease of $8.4 million in materials and supplies due primarily to higher chemicals costs in the prior year.

Depreciation and amortization expense increased for the three and nine months ended September 30, 2015, compared with the same periods in 2014, due to the completion of ONEOK Partners’ growth projects.

Equity in net earnings from investments increased for the three and nine months ended September 30, 2015, compared with the same periods in 2014, due to $76.4 million in impairment charges in the third quarter 2014 on ONEOK Partners’ investment in Bighorn Gas Gathering.

Capital expenditures increased for the three and nine months ended September 30, 2015, compared with the same periods in 2014, due primarily to the timing of expenditures for ONEOK Partners’ growth projects discussed above.

Selected Operating Information - The following tables set forth selected operating information for the Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2015	2014	2015	2014
Natural gas gathered (BBtu/d)	1,897	1,847	1,877	1,665
Natural gas processed (BBtu/d) (b)	1,617	1,666	1,640	1,462
NGL sales (MBbl/d)	134	111	123	100
Residue natural gas sales (BBtu/d)	837	792	828	682
Realized composite NGL net sales price ($/gallon) (c) (d)	$0.31	$0.93	$0.35	$0.97
Realized condensate net sales price ($/Bbl) (c) (e)	$42.32	$81.02	$35.80	$78.00
Realized residue natural gas net sales price ($/MMBtu) (c) (e)	$3.62	$3.92	$3.64	$3.91
Average fee rate ($/MMBtu)	$0.43	$0.36	$0.39	$0.36
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.
(c) - Includes the impact of hedging activities on ONEOK Partners’ equity volumes.
(d) - Net of transportation and fractionation costs.
(e) - Net of transportation costs.

Natural gas gathered volumes, NGL sales volumes and residue natural gas sales volumes increased during the three months ended September 30, 2015, compared with the same period in 2014, due to the completion of growth projects in the Williston Basin. Natural gas processed volumes decreased during the three months ended September 2015, compared with the same period in 2014, due to unplanned operational outages in the Williston Basin, natural declines in the Cana-Woodford Shale and minor timing delays in well connections in the Mid-Continent. We expect volumes to increase in the fourth quarter 2015 as unplanned operational outages from the third quarter in the Williston Basin have been resolved, a large producer continues to complete wells in the Cana-Woodford Shale that were drilled earlier in 2015, and the remaining compression projects are completed.

Natural gas gathered and processed volumes, NGL sales volumes and residue natural gas sales volumes increased during the nine months ended September 30, 2015, compared with the same period in 2014, due to the completion of growth projects in the Williston Basin and in the Mid-Continent area.

In March 2014, ONEOK Partners’ Canadian Valley plant in Oklahoma was completed, which has better ethane rejection capabilities than its other processing plants in the Mid-Continent region. Beginning in June 2015, ONEOK Partners reduced the level of ethane rejection in the Rocky Mountain region to address downstream NGL product specifications. We expect the decreased level of ethane rejection to continue into 2016. We expect the quantity and composition of NGLs and natural gas will continue to change as ONEOK Partners’ new natural gas processing plants in the Williston Basin are placed in service.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Equity Volume Information (a)	2015	2014	2015	2014

NGL sales (MBbl/d)	24.9	16.0	21.0	16.6
Condensate sales (MBbl/d)	2.7	2.6	3.0	3.1
Residue natural gas sales (BBtu/d)	136.3	134.5	141.6	109.6
(a) - Includes volumes for consolidated entities only.

Commodity Price Risk - The following tables set forth the Natural Gas Gathering and Processing segment’s hedging information. The tables below reflect the NGLs for propane, normal butane, iso-butane and natural gasoline only since the ethane component of the equity NGL volume is not hedged and is not expected to be material to our results of operations. The segment’s hedging information as of October 2015 for its equity volumes is as follows for the periods indicated:

	Three Months Ending December 31, 2015
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	13.6	$0.64	/ gallon	84%
Condensate (MBbl/d) - WTI-NYMEX	2.6	$54.69	/ Bbl	96%
Natural gas (BBtu/d) - NYMEX and basis	122.8	$3.64	/ MMBtu	97%

	Year Ending December 31, 2016
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	4.9	$0.54	/ gallon	49%
Condensate (MBbl/d) - WTI-NYMEX	1.5	$62.65	/ Bbl	48%
Natural gas (BBtu/d) - NYMEX and basis	74.1	$2.96	/ MMBtu	83%

ONEOK Partners has renegotiated many Natural Gas Gathering and Processing segment contracts to significantly increase its fee-based earnings and continues to actively work with its producer customers to similarly restructure additional contracts. ONEOK Partners’ NGLs, natural gas and crude oil commodity price sensitivity in this segment is expected to decrease in 2016 as contracts are renegotiated. The Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at September 30, 2015, excluding the effects of hedging and assuming normal operating conditions. Condensate sales are based on the price of crude oil. We estimate the following for the three months ending December 31, 2015:

•	a $0.01 per-gallon change in the composite price of NGLs would change three-month net margin by approximately $0.8 million;

•	a $1.00 per-barrel change in the price of crude oil would change three-month net margin by approximately $0.3 million; and

•	a $0.10 per-MMBtu change in the price of residue natural gas would change three-month net margin by approximately $1.2 million.

We estimate the following for the year ending December 31, 2016:

•	a $0.01 per-gallon change in the composite price of NGLs would change 12-month net margin by approximately $1.8 million;

•	a $1.00 per-barrel change in the price of crude oil would change 12-month net margin by approximately $1.3 million; and

•	a $0.10 per-MMBtu change in the price of residue natural gas would change 12-month net margin by approximately $3.3 million.

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

The current commodity price environment has caused natural gas producers to reduce drilling for natural gas, which we expect will slow volume growth or reduce volumes of natural gas delivered to systems owned by ONEOK Partners’ Powder River Basin equity method investments. A continued decline in volumes gathered in the coal-bed methane area of the Powder River Basin may reduce ONEOK Partners’ ability to recover the carrying value of its equity investments in this area and could result in noncash charges to earnings. The net book value of ONEOK Partners’ equity method investments in this dry natural gas area is $214.2 million, which includes $130.5 million of equity method goodwill.

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

NGL location price differentials have generally remained narrow between the Mid-Continent and Gulf Coast market centers. We expect these narrow NGL price differentials, with periods of volatility for certain NGL products, to continue as new fractionators and pipelines, including ONEOK Partners’ growth projects discussed below, help alleviate constraints that have historically existed between the Conway, Kansas, and Mont Belvieu, Texas, natural gas liquids market centers. In addition, new natural gas liquids pipeline projects constructed by third parties have started to bring incremental NGL supply from the Rocky Mountain, Marcellus and Utica regions to the Mont Belvieu, Texas, market center that may affect NGL prices, as well as compete with or displace NGL supply volumes from the Mid-Continent and Rocky Mountain regions where ONEOK Partners’ assets are located. The Natural Gas Liquids segment’s capital-growth projects are supported by fee-based contractual commitments that we expect will fill much of its optimization capacity used historically to capture NGL location price differentials between the two market centers.

Supply growth has resulted in available ethane supplies that are greater than the petrochemical industry’s current demand. As a result, low or unprofitable price differentials between ethane and natural gas have resulted in ethane rejection at most of ONEOK Partners’ and its customers’ natural gas processing plants connected to its natural gas liquids gathering system in the Mid-Continent, Permian and Rocky Mountain regions during 2014 and the first nine months of 2015. Through ethane rejection, natural gas processors leave much of the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants. We expect ethane rejection to persist at current levels until ethylene producers increase their capacity to consume additional ethane feedstock volumes through plant modifications, plant expansions and the completion of announced new world-scale ethylene production projects beginning in 2017. Ethane rejection is expected to continue to have a significant impact on our financial results through 2017. However, beginning in June 2015, the Natural Gas Gathering and Processing segment reduced its level of ethane rejection in the Rocky Mountain region to alleviate downstream NGL product specification issues, which offsets partially this financial impact. We expect this decreased ethane rejection to continue into 2016. In addition, the Natural Gas Liquids segment’s integrated assets enable ONEOK Partners to mitigate partially the impact of ethane rejection through minimum volume commitments, contract modifications that vary fees for ethane and other NGL products, and ONEOK Partners’ ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials, when they exist, in its optimization activities. See additional discussion in the “Financial Results and Operating Information” section.

Growth Projects - ONEOK Partners’ growth strategy in the Natural Gas Liquids segment is focused around the crude oil and NGL-rich natural gas drilling activity in shale and other nonconventional resource areas from the Rocky Mountain region through the Mid-Continent region into Texas and New Mexico. Crude oil, natural gas and NGL production from this activity; higher petrochemical industry demand for NGL products; and increased exports have resulted in ONEOK Partners making additional capital investments to expand its infrastructure to bring these commodities from supply basins to market. Expansion of the petrochemical industry in the United States is expected to increase ethane demand significantly beginning in 2017, and international demand for NGLs, particularly propane, also is increasing and is expected to continue to do so in the future.

The Natural Gas Liquids segment is investing in NGL-related projects to accommodate the transportation and fractionation of NGL supply from shale and other resource development areas across ONEOK Partners’ asset base and alleviate expected infrastructure constraints between the Mid-Continent and Gulf Coast market centers to meet increasing petrochemical industry and NGL export demand in the Gulf Coast. Over time, these growing fee-based NGL volumes are expected to fill much of ONEOK Partners’ natural gas liquids pipeline capacity used historically to capture the NGL location price differentials between the two market centers.

ONEOK Partners has completed the following growth projects in this segment in 2014 and through the third quarter 2015:

Completed Projects	Location	Capacity	Approximate Costs (a)	Completion Date
			(In millions)
Ethane/Propane Splitter	Texas Gulf Coast	40 MBbl/d	$46	March 2014
Sterling III Pipeline and reconfigure Sterling I and II	Mid-Continent Region	193 MBbl/d	$808	March 2014
Bakken NGL Pipeline expansion - Phase I	Rocky Mountain Region	75 MBbl/d	$90	September 2014
Niobrara NGL Lateral	Powder River Basin	90 miles	$65	September 2014
West Texas LPG (b)	Permian Basin	2,600 miles	$800	November 2014
MB-3 Fractionator	Texas Gulf Coast	75 MBbl/d	$520-$540	December 2014
NGL Pipeline and Hutchinson Fractionator infrastructure	Mid Continent Region	95 miles	$115-$120	April 2015
(a) - Excludes AFUDC.
(b) - Acquisition.

ONEOK Partners has the following projects in various stages of construction:

Projects in Progress	Location	Capacity	Approximate Costs (a)	Expected Completion Date
(In millions)
Bakken NGL Pipeline expansion - Phase II	Rocky Mountain Region	25 MBbl/d	$100	Third quarter 2016
Bear Creek NGL infrastructure	Williston Basin	40 miles	$35-$45	Third quarter 2016
Bronco NGL infrastructure	Powder River Basin	65 miles	$45-$60	Suspended
Demicks Lake NGL infrastructure	Williston Basin	12 miles	$10-$15	Suspended
Total			$190-$220
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

Selected Financial Results - The Natural Gas Liquids segment’s financial results for the three and nine months ended September 30, 2015, reflect the benefits from the following projects and acquisition:

•	the NGL Pipeline and Hutchinson Fractionator infrastructure, which was completed in April 2015;

•	the MB-3 Fractionator, which was completed in December 2014;

•	the West Texas LPG acquisition, which was completed in November 2014;

•	the Bakken NGL Pipeline expansion Phase I, which was completed in September 2014; and

•	the Niobrara NGL Lateral, which was completed in September 2014.

Additionally, the financial results for the nine months ended September 30, 2015, reflect the benefits from the following projects:

•	the Ethane/propane splitter, which was completed in March 2014; and

•	the Sterling III Pipeline and reconfiguration of the Sterling II Pipeline, which were completed in March 2014.

The following table sets forth certain selected financial results for the Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2015 vs. 2014		2015 vs. 2014
Financial Results	2015	2014	2015	2014	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$1,253.1	$2,450.2	$3,965.2	$7,341.0	$(1,197.1)	(49%)	$(3,375.8)	(46%)
Exchange service and storage revenues	313.2	265.0	861.8	710.9	48.2	18%	150.9	21%
Transportation revenues	45.1	19.3	129.4	59.7	25.8	*	69.7	*
Cost of sales and fuel	1,289.6	2,451.5	4,054.0	7,293.5	(1,161.9)	(47%)	(3,239.5)	(44%)
Net margin	321.8	283.0	902.4	818.1	38.8	14%	84.3	10%
Operating costs	74.5	77.0	234.1	218.2	(2.5)	(3%)	15.9	7%
Depreciation and amortization	39.3	31.7	118.1	89.8	7.6	24%	28.3	32%
Gain (loss) on sale of assets	(0.5)	(0.5)	(0.6)	(0.6)	—	—%	—	—%
Operating income	$207.5	$173.8	$549.6	$509.5	$33.7	19%	$40.1	8%
Equity in net earnings from investments	$10.9	$4.4	$27.6	$13.6	$6.5	*	$14.0	*
Capital expenditures	$52.8	$153.8	$185.4	$637.5	$(101.0)	(66%)	$(452.1)	(71%)
* Percentage change is greater than 100 percent.

Crude prices declined sharply in the fourth quarter 2014 and remained relatively low during the first nine months of 2015, which impacted NGL prices as NGL prices generally are linked to crude oil prices. These price decreases affected NGL and condensate sales revenue and cost of sales and fuel in our Consolidated Statements of Income.

In the first quarter 2014, ONEOK Partners experienced increased propane demand and prices, which impacted our results of operations for the three and nine months ended September 30, 2014, due to colder than normal weather. The price of propane in the Mid-Continent market and the wider location price differentials between the Mid-Continent and Gulf Coast market centers peaked in late January 2014 and returned to historical levels by the end of February 2014 as supply and demand balanced.

Net margin increased for the three months ended September 30, 2015, compared with the same period in 2014, primarily as a result of the following:

•
an increase of $27.5 million in exchange-services margins, which resulted primarily from increased volumes from new plant connections in the Williston Basin, Powder River Basin and Mid-Continent region, offset partially by unplanned operational outages at ONEOK Partners’ natural gas processing plants in the Williston Basin;

•	an increase of $26.1 million in transportation margins due primarily to volumes from the Permian Basin from the West Texas LPG system, which was acquired in November 2014;

•	an increase of $12.5 million resulting from decreased ethane rejection in the Williston Basin, offset partially by higher ethane rejection in the Mid-Continent region; and

•	an increase of $1.1 million in higher storage margin; offset partially by

•
a decrease of $17.2 million in optimization and marketing margins, which resulted from an $18.4 million decrease due primarily to narrower NGL product price differentials and a $3.6 million decrease in marketing margins, offset partially by a $4.8 million increase due primarily to wider NGL location price differentials;

•	a decrease of $6.2 million related to lower isomerization volumes, resulting from the narrower NGL product price differentials between normal butane and iso-butane; and

•	a decrease of $5.0 million due to the impact of operational measurement gains in 2014 and operational measurement losses in 2015.

Net margin increased for the nine months ended September 30, 2015, compared with the same period in 2014, primarily as a result of the following:

•
an increase of $149.7 million in exchange-services margins, which resulted primarily from increased volumes from new plant connections in the Williston Basin, Powder River Basin and Mid-Continent region, higher fees for exchange-services activities resulting from contract negotiations, and higher revenues from customers with minimum volume obligations, offset partially by unplanned operational outages at ONEOK Partners’ natural gas processing plants in the Williston Basin during the third quarter 2015;

•	an increase of $67.1 million in transportation margins due primarily to volumes from the Permian Basin from the West Texas LPG system, which was acquired in November 2014; and

•	an increase of $2.0 million resulting from decreased ethane rejection in the Williston Basin, offset partially by higher ethane rejection in the Mid-Continent region; offset partially by

•
a decrease of $100.2 million in optimization and marketing margins, which resulted from a $55.7 million decrease due primarily to narrower NGL product price differentials, a $25.8 million decrease due primarily to significantly narrower NGL location price differentials and an $18.7 million decrease in marketing margins. These decreases relate primarily to the increased demand for propane we experienced during the first quarter 2014;

•	a decrease of $26.6 million related to lower isomerization volumes, resulting from the narrower NGL product price differential between normal butane and iso-butane; and

•	a decrease of $8.8 million due to the impact of operational measurement gains in 2014 and operational measurement losses in 2015.

Operating costs decreased for the three months ended September 30, 2015, compared with the same period in 2014, primarily as a result of the following:

•	a decrease of $3.9 million due to lower outside services expense and miscellaneous supplies and expenses due primarily to scheduled maintenance in the prior year; offset partially by

•
an increase of $1.4 million due to higher employee-related costs due primarily to higher labor and employee benefit costs as a result of the completion of ONEOK Partners’ growth projects and acquisitions.

Operating costs increased for the nine months ended September 30, 2015, compared with the same period in 2014, primarily as a result of the completion of ONEOK Partners’ growth projects and acquisitions, and include the following:

•	an increase of $8.6 million due to higher employee-related costs due primarily to higher labor and employee benefit costs; and

•	an increase of $6.9 million due to higher ad valorem taxes.

Depreciation and amortization expense increased for the three and nine months ended September 30, 2015, compared with the same periods in 2014, due to depreciation associated with completed capital projects, including acquisitions.

Equity in net earnings from investments increased for the three and nine months ended September 30, 2015, compared with the same periods in 2014, due primarily to higher volumes delivered to Overland Pass Pipeline from the Bakken NGL Pipeline.

Capital expenditures decreased for the three and nine months ended September 30, 2015, compared with the same periods in 2014, due primarily to the timing of expenditures for ONEOK Partners’ growth projects discussed above.

Selected Operating Information - The following table sets forth selected operating information for the Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information	2015	2014	2015	2014
NGL sales (MBbl/d)	683	626	657	598
NGLs transported-gathering lines (MBbl/d) (a)	786	529	759	508
NGLs fractionated (MBbl/d) (b)	591	553	540	515
NGLs transported-distribution lines (MBbl/d) (a)	456	377	422	412
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.02	$0.03	$0.02	$0.06
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.

NGLs transported on gathering lines and NGLs fractionated increased for the three and nine months ended September 30, 2015, compared with the same periods in 2014, due to increased volumes from new plant connections in the Williston Basin, Powder River Basin and Mid-Continent region, and decreased ethane rejection in the Rocky Mountain region beginning in June 2015 due to downstream NGL product specifications, offset partially by increased ethane rejection in the Mid-Continent region and unplanned operational outages at ONEOK Partners’ natural gas processing plants in the Williston Basin during the third quarter 2015. Gathered volumes increased approximately 20 MBbl/d in the Rocky Mountain region due to decreased ethane rejection in the third quarter 2015, and we expect this decreased level of rejection to continue into 2016. NGLs transported on gathering lines also increased significantly for the three and nine months ended September 30, 2015, compared with the same periods in 2014, due to volumes from the Permian Basin transported on the West Texas LPG system, which was acquired in November 2014.

NGLs transported on distribution lines increased for the three and nine months ended September 30, 2015, compared with the same periods in 2014, due primarily to higher gathered and fractionated volumes as discussed above.

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

Roadrunner was fully subscribed for its initial design through an open season process held in December 2014. Precedent agreements representing the initial design capacity have been executed with the Comisión Federal de Electricidad and a Fermaca subsidiary. All transportation agreements will be firm demand charge and will have a term of 25 years. Additional capacity could become available through future expansions depending on the demands of the market.

ONEOK Partners will manage the construction of the project and will be the operator of the pipeline upon its completion. The estimated total cost of the project is approximately $450 million to $500 million. ONEOK Partners contributed approximately $30 million to Roadrunner in the nine months ended September 30, 2015, and does not expect to make any further contributions in 2015. These contributions are generally being used for acquisition of right of way, pipe and materials. ONEOK Partners expects to contribute approximately $65 million to Roadrunner during 2016. Roadrunner entered into a $230 million senior secured credit facility for the construction and operation of the pipeline. The senior secured credit facility expires 7 years after the Roadrunner in-service date of Phase II, which is expected to be completed in the first quarter 2017. In addition, Roadrunner executed interest-rate swaps to hedge the variability of its interest payments during the term of the credit facility.

The FERC approved Roadrunner’s request for a Presidential Permit and authorization in October 2015, and construction has commenced.

WesTex Pipeline Expansion - In July 2015, ONEOK Partners announced it plans to expand the capacity of the WesTex intrastate natural gas pipeline by constructing two new compressor stations and upgrading or expanding three existing compressor stations. The expansion project is approximately 90 percent subscribed with long-term firm demand charge transportation contracts and will complement the Roadrunner pipeline project. Together, these projects provide markets in Mexico access to upstream supply basins in West Texas and the Mid-Continent region.

Selected Financial Results - The following table sets forth certain selected financial results for the Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2015 vs. 2014		2015 vs. 2014
Financial Results	2015	2014	2015	2014	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$63.7	$64.3	$193.5	$204.7	$(0.6)	(1%)	$(11.2)	(5%)
Storage revenues	14.2	12.6	42.4	48.6	1.6	13%	(6.2)	(13%)
Natural gas sales and other revenues	5.1	2.2	10.8	12.6	2.9	*	(1.8)	(14%)
Cost of sales and fuel	7.6	5.7	28.1	23.5	1.9	33%	4.6	20%
Net margin	75.4	73.4	218.6	242.4	2.0	3%	(23.8)	(10%)
Operating costs	26.7	28.0	79.1	82.8	(1.3)	(5%)	(3.7)	(4%)
Depreciation and amortization	10.9	10.9	32.5	32.6	—	—%	(0.1)	—%
Gain (loss) on sale of assets	(0.1)	1.7	(0.1)	1.7	(1.8)	*	(1.8)	*
Operating income	$37.7	$36.2	$106.9	$128.7	$1.5	4%	$(21.8)	(17%)
Equity in net earnings from investments	$17.0	$14.4	$52.1	$53.7	$2.6	18%	$(1.6)	(3%)
Capital expenditures	$14.7	$10.7	$39.9	$26.0	$4.0	37%	$13.9	53%
Cash paid for acquisitions	$—	$—	$—	$14.0	$—	—%	$(14.0)	(100%)
* Percentage change is greater than 100 percent.

Net margin increased for the three months ended September 30, 2015, compared with the same period in 2014, primarily as a result of the following:

•	an increase of $1.3 million due to higher storage revenues from increased rates; and

•	an increase of $1.2 million due to higher transportation revenues, primarily from higher rates on Viking Gas Transmission Company.

Net margin decreased for the nine months ended September 30, 2015, compared with the same period in 2014, primarily as a result of the following:

•
a decrease of $12.6 million from lower short-term natural gas storage services due primarily to increased weather-related seasonal demand associated with severely cold weather in the first quarter 2014;

•	a decrease of $9.4 million from lower net retained fuel due to lower natural gas prices and lower natural gas volumes retained;

•
a decrease of $4.8 million due to decreased park-and-loan services on ONEOK Partners’ interstate pipelines as a result of increased weather-related seasonal demand due to severely cold weather in the first quarter 2014; and

•	a decrease of $1.9 million due to lower storage revenues from lower contracted firm capacity, offset partially by increased rates; offset partially by

•	an increase of $5.8 million due to higher transportation revenues, primarily from increased rates on intrastate pipelines and higher rates on Viking Gas Transmission Company.

Operating costs decreased for the three and nine months ended September 30, 2015, compared with the same periods in 2014, primarily as a result of lower materials and supplies expense.

Gain on sale of assets decreased for the three and nine months ended September 30, 2015, compared with the same period in 2014, as a result of an excess pad gas sale in 2014.

Equity in net earnings from investments increased for the three months ended September 30, 2015, compared with the same period in 2014, due primarily to an increase in firm transportation on Northern Border Pipeline.

Equity in net earnings from investments decreased for the nine months ended September 30, 2015, compared with the same period in 2014, due primarily to decreased park-and-loan services on Northern Border Pipeline resulting from increased weather-related seasonal demand due to severely cold weather in the first quarter 2014, offset partially by an increase in firm transportation.

Capital expenditures increased for the three and nine months ended September 30, 2015, compared with the same periods in 2014, due primarily to an increase in routine growth projects.

Selected Operating Information - The following table sets forth selected operating information for the Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2015	2014	2015	2014
Natural gas transportation capacity contracted (MDth/d)	5,739	5,725	5,797	5,760
Transportation capacity contracted	90%	90%	91%	91%
Average natural gas price
Mid-Continent region ($/MMBtu)	$2.59	$3.77	$2.56	$4.58
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

Northern Border Pipeline, in which ONEOK Partners has a 50 percent ownership interest, has contracted substantially all of its long-haul transportation capacity through September 2016.

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

Other Legal Proceedings - We and ONEOK Partners are party to various other litigation matters and claims that have arisen in the normal course of our operations. While the results of these various other litigation matters and claims cannot be predicted with certainty, we believe the reasonably possible losses from such matters, individually and in the aggregate, are not material. Additionally, we believe the probable final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or cash flows. Additional information about legal proceedings is included under Part I, Item 3, Legal Proceedings, in our Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

General - We fund operating expenses, debt service and dividends to shareholders primarily from cash distributions received from ONEOK Partners.

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

In March 2014, we completed the wind down of our energy services business. We expect future cash expenditures associated with the released transportation and storage capacity from the wind down of our energy services business on an after-tax basis to be approximately $26 million, with approximately $4 million to be paid in the remainder of 2015, $11 million in 2016, $6 million in 2017 and $5 million over the period 2018 through 2023.

ONEOK Partners - Part of ONEOK Partners’ strategy is to grow through internally generated growth projects and acquisitions that strengthen and complement its existing assets. It relies primarily on operating cash flows, commercial paper, bank credit facilities, debt issuances and the issuance of common units for its liquidity and capital resources requirements. It funds its operating expenses, debt service and cash distributions to its limited partners and general partner primarily with operating cash flows. To the extent operating cash flows are not sufficient to fund its cash distributions, ONEOK Partners may utilize short- and long-term debt and issuances of common units, as necessary. Capital expenditures are funded by operating cash flows, short- and long-term debt and issuances of equity. We expect it will continue to use these sources for liquidity and capital resource needs on both a short- and long-term basis. ONEOK Partners has no guarantees of debt or other similar commitments to unaffiliated parties.

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

ONEOK Partners continues to have access to its commercial paper program and the ONEOK Partners Credit Agreement, which we expect to be adequate to fund short-term liquidity needs. In the first quarter 2015, ONEOK Partners increased the capacity of the ONEOK Partners Credit Agreement to an aggregate of $2.4 billion from $1.7 billion. ONEOK Partners also increased the size of its commercial paper program to $2.4 billion from $1.7 billion during the first quarter 2015. The facility is available to provide liquidity for working capital, capital expenditures and other general partnership purposes.

We expect the low commodity prices to continue to impact ONEOK Partners’ volumes and margins in the fourth quarter 2015 and into 2016, and ONEOK Partners is responding by aligning its operating costs and capital-growth projects with the needs of crude oil and natural gas producers, which includes suspending, reducing or eliminating certain capital-growth projects, limiting increases of distributions to its limited partners and negotiating various contract enhancements. Many contracts in the Natural Gas Gathering and Processing and Natural Gas Liquids segments include fixed fee, minimum volume or firm demand charge agreements that ensure a minimum level of revenues regardless of commodity prices. Additionally, ONEOK Partners has renegotiated many Natural Gas Gathering and Processing segment contracts to significantly increase its fee-based earnings and continues to actively work with its producer customers to similarly restructure additional contracts. ONEOK Partners expects to substantially complete its negotiations on Williston Basin contracts in 2015 and receive the full benefit of the improved margins in 2016.

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

In the second and third quarters of 2015, ONEOK Partners’ cash flow from operations exceeded its cash distributions. However, for the nine months ended September 30, 2015, ONEOK Partners’ cash distributions exceeded its cash flow from operations. As a result, ONEOK Partners utilized cash from operations, its commercial paper program and distributions received from its equity-method investments to fund its cash distributions, short-term liquidity needs and capital projects. ONEOK Partners subsequently financed its capital-growth projects and repaid amounts outstanding under its commercial paper program with proceeds from its March 2015 senior notes offering, its August 2015 equity issuance and its “at-the-market” equity program. We expect increases in ONEOK Partners’ cash flows from operations in the fourth quarter 2015, compared with the first, second and third quarters of 2015, and in 2016 compared with 2015, due primarily to completion of ONEOK Partners growth projects that we expect will provide increasing volumes in the Natural Gas Gathering and Processing and Natural Gas Liquids segments and contract renegotiations that we expect will provide increasing margins in the Natural Gas Gathering and Processing segment. See discussion under “Short-term Liquidity” and “Long-term Financing” for more information.

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

Short-term Liquidity - ONEOK’s sources of short-term liquidity are quarterly distributions from ONEOK Partners, cash on hand and access to our $300 million ONEOK Credit Agreement. At September 30, 2015, ONEOK had no short-term debt outstanding.

ONEOK Partners’ principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from its equity method investments and proceeds from its commercial paper program and its “at-the-market” equity program. To the extent commercial paper is unavailable, the ONEOK Partners Credit Agreement may be used.

We had working capital (defined as current assets less current liabilities) deficits of $1.0 billion and $1.1 billion as of September 30, 2015 and December 31, 2014, respectively. ONEOK Partners had working capital deficits of $1.0 billion and $1.3 billion as of September 30, 2015, and December 31, 2014, respectively. Although working capital is influenced by several factors, including, among other things, (i) the timing of (a) scheduled debt payments, (b) the collection and payment of accounts receivable and payable, and (c) equity and debt issuances, and (ii) the volume and cost of inventory and commodity imbalances, the consolidated working capital deficit at December 31, 2014, was driven primarily by ONEOK Partners’ capital-growth projects and ONEOK Partners’ November 2014 $800 million acquisition of West Texas LPG, which were initially funded with short-term borrowings under its commercial paper program. ONEOK Partners repaid these amounts outstanding with cash from operations, its March 2015 debt issuance and its August 2015 equity issuances. The consolidated working capital deficit at September 30, 2015, was driven primarily by ONEOK Partners’ capital-growth projects and current maturities of its long-term debt. ONEOK Partners may have working capital deficits in future periods as it continues to finance its capital-growth projects, often initially with short-term borrowings, which we would expect it to repay with proceeds from future issuances of long-term debt, common units or other debt or equity securities. We do not expect this working capital deficit to have an adverse impact to our or ONEOK Partners’ cash flows or operations.

ONEOK Credit Agreement - At September 30, 2015, ONEOK had $1.1 million in letters of credit issued under the ONEOK Credit Agreement and approximately $31.1 million of cash and cash equivalents. ONEOK had approximately $298.9 million of credit available at September 30, 2015, under the ONEOK Credit Agreement.

The ONEOK Credit Agreement is a $300 million revolving credit facility and contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to Consolidated EBITDA (EBITDA, as defined in our ONEOK Credit Agreement) of no more than 4.0 to 1. Upon breach of certain covenants by us in the ONEOK Credit Agreement, amounts outstanding under the ONEOK Credit Agreement, if any, may become due and payable immediately. At September 30, 2015, ONEOK’s ratio of indebtedness to Consolidated EBITDA, was 2.4 to 1, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement.

The ONEOK Credit Agreement also includes a $50 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swingline loans. Under the terms of the ONEOK Credit Agreement, ONEOK may request an increase in the size of the facility to an aggregate of $500 million from $300 million by either commitments from new lenders or increased commitments from existing lenders. The ONEOK Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit rating. Based on our current credit rating, borrowings, if any, will accrue at LIBOR plus 145 basis points, and the annual facility fee is 30 basis points.

ONEOK Partners Credit Agreement - At September 30, 2015, ONEOK Partners had $287.3 million in commercial paper outstanding, $14.0 million in letters of credit issued and no borrowings outstanding under the ONEOK Partners Credit Agreement.  At September 30, 2015, ONEOK Partners had approximately $7.3 million of cash and cash equivalents and approximately $2.1 billion of credit available under the ONEOK Partners Credit Agreement.

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

The ONEOK Partners Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1. If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters. As a result of the West Texas LPG acquisition ONEOK Partners completed in the fourth quarter 2014, the allowable ratio of indebtedness to adjusted EBITDA increased to 5.5 to 1 through the second quarter 2015. If ONEOK Partners were to breach certain covenants in the ONEOK Partners Credit Agreement, amounts outstanding under the ONEOK Partners Credit Agreement, if any, may become due and payable immediately. At September 30, 2015, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 4.3 to 1, and it was in compliance with all covenants under the ONEOK Partners Credit Agreement.

At September 30, 2015, ONEOK Partners could have issued $1.2 billion of short- and long-term debt to meet its liquidity needs under the most restrictive provisions contained in its various borrowing agreements.

Borrowings under the ONEOK Partners Credit Agreement and ONEOK Partners’ senior notes are nonrecourse to ONEOK, and ONEOK does not guarantee ONEOK Partners’ debt, commercial paper or other similar commitments.

Long-term Financing - We expect ONEOK Partners to fund its longer-term cash requirements by issuing common units or long-term notes. Other options to obtain financing include, but are not limited to, issuance of convertible debt securities, asset securitization and the sale and lease-back of facilities.

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

ONEOK Debt Issuance - In August 2015, we completed an underwritten public offering of $500 million of senior notes, 7.5 percent senior notes due 2023. The net proceeds, after deducting underwriting discounts, commissions and other expenses, were approximately $487.1 million. We used the proceeds together with cash on hand to purchase $650 million of additional common units from ONEOK Partners.

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

ONEOK Partners Debt Maturity - ONEOK Partners’ $650 million, 3.25 percent senior notes mature on February 1, 2016. The carrying amount of these notes is reflected in the current portion of long-term debt on our Consolidated Balance Sheet as of September 30, 2015. We expect ONEOK Partners to refinance this debt.

ONEOK Partners Equity Issuances - In August 2015, ONEOK Partners completed a private placement of approximately 21.5 million common units at a price of $30.17 per unit with us. Additionally, ONEOK Partners completed a concurrent sale of approximately 3.3 million common units at a price of $30.17 per unit to funds managed by Kayne Anderson Capital Advisors in a registered direct offering, which were issued through ONEOK Partners’ existing “at-the-market” equity program. The combined offerings generated net cash proceeds of approximately $749 million to ONEOK Partners. In conjunction with these issuances, ONEOK Partners GP contributed approximately $15.3 million in order to maintain our 2 percent general partner interest in ONEOK Partners. ONEOK Partners used the proceeds for general partnership purposes, including capital expenditures and repayment of commercial paper borrowings. No other units were sold through the “at-the-market” program during the three months ended September 30, 2015.

ONEOK Partners has an “at-the-market” equity program for the offer and sale from time to time of its common units, up to an aggregate amount of $650 million. The program allows ONEOK Partners to offer and sell its common units at prices it deems appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between ONEOK Partners and the sales agent. ONEOK Partners is under no obligation to offer and sell common units under the program. At September 30, 2015, ONEOK Partners had approximately $138 million of registered common units available for issuance through its “at-the-market” equity program.

During the nine months ended September 30, 2015, ONEOK Partners sold approximately 10.5 million common units through its “at-the-market” equity program, including the units sold to funds managed by Kayne Anderson Capital Advisors in the registered direct offering discussed above. The gross proceeds, including ONEOK Partners GP’s contributions to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $384.4 million. Net cash proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $381.6 million, which were used for general partnership purposes, including repayment of commercial paper borrowings.

As a result of these transactions, our aggregate ownership interest in ONEOK Partners increased to 41.2 percent at September 30, 2015, from 37.8 percent at December 31, 2014.

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

During the three months ended September 30, 2014, ONEOK Partners sold approximately 1.4 million common units through its “at-the-market” equity program. Net cash proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $81.3 million, which were used for general partnership purposes.

During the nine months ended September 30, 2014, ONEOK Partners sold approximately 4.4 million common units through its “at-the-market” equity program. Net cash proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $245.4 million, which were used for general partnership purposes.

Interest-rate Swaps - ONEOK Partners has entered into forward-starting interest-rate swaps to hedge the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. Upon ONEOK Partners’ debt issuance in March 2015, ONEOK Partners paid $55.1 million to settle $500 million of its interest-rate swaps. At September 30, 2015, ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $400 million that were designated as cash flow hedges and have settlement dates of less than 12 months.

Capital Expenditures - ONEOK Partners’ capital expenditures are financed typically through operating cash flows, short- and long-term debt and the issuance of equity. Consolidated capital expenditures were $930.3 million and $1.2 billion for the nine months ending September 30, 2015 and 2014, respectively. Of these amounts, ONEOK Partners’ capital expenditures were $928.9 million and $1.2 billion for the nine months ended September 30, 2015 and 2014, respectively.

The following table sets forth ONEOK Partners’ 2015 projected capital expenditures, excluding acquisitions, contributions to its equity method investments, and AFUDC:

2015 Projected Capital Expenditures
(Millions of dollars)
Natural Gas Gathering and Processing	$820
Natural Gas Liquids	245
Natural Gas Pipelines	75
Other	15
Total projected capital expenditures	$1,155

Credit Ratings - Our long-term debt credit ratings are shown in the table below:

	ONEOK		ONEOK Partners
Rating Agency	Rating	Outlook	Rating	Outlook
Moody’s	Ba1	Stable	Baa2	Negative
S&P	BB+	Negative	BBB	Negative

In connection with our August 2015 $500 million notes offering, Moody’s downgraded ONEOK’s rating to Ba1 and S&P affirmed ONEOK’s rating but revised our outlook to negative from stable. In August 2015, Moody’s and S&P affirmed ONEOK Partners’ current credit ratings and revised its outlook to negative from stable.

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

In the normal course of business, ONEOK Partners’ counterparties provide secured and unsecured credit.  In the event of a downgrade in ONEOK Partners’ credit ratings or a significant change in ONEOK Partners’ counterparties’ evaluation of its creditworthiness, ONEOK Partners could be required to provide additional collateral in the form of cash, letters of credit or other negotiable instruments as a condition of continuing to conduct business with such counterparties. ONEOK Partners may be required to fund margin requirements with its counterparties with cash, letters of credit or other negotiable instruments. There were no financial derivative instruments with contingent features related to credit risk that were in a net liability position at September 30, 2015.

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

Energy Commodity Prices - ONEOK Partners is subject to commodity price volatility. Significant fluctuations in commodity prices will affect its overall liquidity due to the impact commodity price changes have on its cash flows from operating activities, including the impact on working capital for NGLs and natural gas held in storage, margin requirements and certain energy-related receivables. The decline in commodity prices and reductions in ONEOK Partners’ volume growth outlook have contributed to a decrease in its unit price. While lower commodity prices and industry uncertainty may increase debt and equity financing costs, we expect ONEOK Partners to have sufficient liquidity to finance its announced capital-growth projects. We believe that its available credit and cash and cash equivalents are adequate to meet liquidity requirements associated with commodity price volatility. See Note E of the Notes to Consolidated Financial Statements and the discussion under Natural Gas Gathering and Processing’s “Commodity Price Risk” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Quarterly Report for information on ONEOK Partners’ hedging activities.

Pension and Postretirement Benefit Plans - Information about our pension and postretirement benefits plans, including anticipated contributions, is included under Note N of the Notes to Consolidated Financial Statements in our Annual Report. See Note K of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

CASH FLOW ANALYSIS

We use the indirect method to prepare our Consolidated Statements of Cash Flows. Under this method, we reconcile net income to cash flows provided by operating activities by adjusting net income for those items that affect net income but do not result in actual cash receipts or payments during the period and for operating cash items that do not impact net income. These reconciling items include depreciation and amortization, allowance for equity funds used during construction, gain or loss on sale of assets, deferred income taxes, equity in net earnings from investments, distributions received from unconsolidated affiliates, share-based compensation expense, other amounts and changes in our assets and liabilities not classified as investing or financing activities.

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Nine Months Ended		2015 vs. 2014
	September 30,		Increase (Decrease)
	2015	2014
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$695.1	$870.5	$(175.4)
Investing activities	(942.1)	(1,192.1)	250.0
Financing activities	112.7	324.3	(211.6)
Change in cash and cash equivalents	(134.3)	2.7	(137.0)
Change in cash and cash equivalents included in discontinued operations	(0.1)	3.1	(3.2)
Change in cash and cash equivalents included in continuing operations	(134.4)	5.8	(140.2)
Cash and cash equivalents at beginning of period	172.8	145.6	27.2
Cash and cash equivalents at end of period	$38.4	$151.4	$(113.0)

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

Cash flows from operating activities, before changes in operating assets and liabilities, were $814.9 million for the nine months ended September 30, 2015, compared with $884.5 million for the same period in 2014. The decrease is due primarily to a decrease in net margin attributable to lower commodity prices in 2015 and interest expense, offset partially by equity in net earnings from investments, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows by $119.8 million for the nine months ended September 30, 2015, compared with a decrease of $14.0 million for the same period in 2014. This change is due primarily to the change in accounts receivable and accounts payable resulting from the timing of receipt of cash from customers and payments to vendors and suppliers, which vary from period to period and vary with changes in commodities prices. In the first quarter 2015, ONEOK Partners also paid $55.1 million to settle forward-starting interest-rate swaps in connection with its March 2015 debt offering.

Investing Cash Flows - Cash used in investing activities decreased for the nine months ended September 30, 2015, compared with the same period in 2014, due primarily to ONEOK Partners’ completion of growth projects in 2014 and the timing of capital expenditures for ONEOK Partners’ growth projects in the Natural Gas Gathering and Processing and Natural Gas Liquids segments, offset partially by contributions made to Roadrunner in 2015. ONEOK Partners also had an acquisition in the first quarter 2014 in the Natural Gas Pipelines segment. Additionally, capital expenditures decreased by $23.9 million due to the separation of ONE Gas, which occurred in January 2014.

Financing Cash Flows - Cash provided by financing activities decreased for the nine months ended September 30, 2015, compared with the same period in 2014. This decrease is due primarily to higher dividends paid on our common stock due to increases in the per share dividend as well as increases in distributions to noncontrolling interests related to ONEOK Partners’ unitholders due to increases in the per unit distributions declared and the number of units outstanding. During the nine months ended September 30, 2015, ONEOK Partners raised additional capital of approximately $1.8 billion through both debt and equity issuances, and during the nine months ended September 30, 2014, ONEOK Partners raised additional capital of approximately $947 million through equity issuances. During the nine months ended September 30, 2015, we raised approximately $500 million through our August 2015 debt issuance. These increases in financing cash inflows for the nine months ended September 30, 2015, compared with the same period in 2014, were offset by repayment of notes payable and increased distributions paid to noncontrolling interests related to ONEOK Partners’ unitholders. In the first quarter 2014, ONE Gas, which at the time was our consolidated subsidiary, issued $1.2 billion of senior notes, with proceeds of approximately $1.19 billion used to repay ONEOK commercial paper and long-term debt outstanding.

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

Additional information about environmental matters is included in Note N of the Notes to Consolidated Financial Statements in this Quarterly Report.

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

In October 2015, PHMSA issued a notice of proposed rule-making to its hazardous liquid pipeline safety regulations.  Among other things, the proposed regulations would expand the current leak-detection requirements, apply new, more conservative repair criteria and establish timelines for inspecting pipeline facilities potentially affected by an extreme weather event or natural disaster.  The proposal would also increase the stringency of integrity management program requirements and set deadlines for the use of internal inspection tools on certain systems.  Comments on the proposed rule-making are currently due by January 2016.  The potential capital and operating expenditures related to the referenced legislation and regulations are unknown, but we do not anticipate a material impact to our planned capital, operations and maintenance costs resulting from compliance with the current or pending regulations.

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

In April 2014, the EPA and the United States Army Corps of Engineers proposed a joint rule-making to redefine the definition of “Waters of the United States” under the Clean Water Act. The final rule was published on June 29, 2015, and became effective on August 28, 2015. The final rule is not expected to result in material impacts on ONEOK Partners’ projects, facilities and operations.

The EPA’s “Triggering and Tailoring Rules” regulate GHG emissions at new or modified facilities that meet certain criteria. Affected facilities are required to review BACT, conduct air-quality analysis, impact analysis and public reviews with respect to such emissions. At current emission threshold levels, this rule has had a minimal impact on ONEOK Partners’ existing facilities.  In addition, on June 23, 2014, the Supreme Court, in a case styled, Utility Air Regulatory Group v. EPA, 530 U.S. (2014), held that an industrial facility’s potential to emit GHG emissions alone cannot subject a facility to the permitting requirements for major stationary source provisions of the Clean Air Act. The decision invalidated the EPA’s current Triggering and Tailoring Rule for GHG PSD and Title V requirements as applied to facilities considered major sources only for GHGs (referred to as Step 2 sources). However, the Supreme Court also ruled that to the extent a source pursues a capital project (new construction or expansion of existing facility), which otherwise subjects the source to major source PSD permitting for conventional criteria pollutants, the permitting authorities may impose BACT analysis and emission limits for GHGs from those sources.

In April 2015, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit), on remand from the Supreme Court, issued its further Order following the Supreme Court’s decision in Utility Air Regulatory Group v. EPA. The D.C. Circuit’s Order included the following: (1) it formally vacated EPA regulations implementing the Tailoring Rule to the extent that they require a stationary source to obtain a PSD or Title V permit based solely on the source’s GHG emissions; and (2) ordered the EPA to consider whether any further revisions to its regulations are appropriate in light of the Supreme Court’s decision. On April 30, 2015, the EPA issued a direct final rule to allow for the rescission of Clean Air Act PSD permits issued by the EPA or delegated state and local permitting authorities under Step 2 of the GHG Tailoring Rule. The direct final rule was to become effective unless adverse comments were received by the EPA. On August 19, 2015, the EPA published the direct final rule in the Federal Register to confirm that no adverse comments were received and that the rule was now in effect. We do not expect the direct final rule to have a material impact on our existing operations or design decisions for new project applications.

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

In September 2015, the EPA published several proposed rule-makings in the Federal Register that affect the oil and gas industry. The rule-makings included, but were not limited to, proposed amendments to the NSPS rule. The proposed amendments to the NSPS rule included, in part, the proposed direct regulation of methane emissions for the first time as an individual air pollutant from oil and gas sources, as part of the President’s Methane Strategy. Comments on the proposed rule-makings remain ongoing.

In October 2015, the EPA issued a prepublication version of a final rule-making to amend downward the NAAQS for ground level ozone. The final rule requires revised designations of the areas in the various states for classification as in attainment or nonattainment for the new ozone NAAQS. Any areas determined to not attain the ozone NAAQS will implicate more strict air permitting requirements for new or modified sources that emit pollutants that contribute to ground level ozone.

At this time we do not anticipate a material impact to our planned capital, operations and maintenance costs resulting from compliance with the current or pending regulations outlined above. However, the EPA may issue additional responses, amendments and/or policy guidance on the final rules, which could alter our present expectations. Generally, the EPA rule-makings will require expenditures for updated emissions controls, monitoring and record-keeping requirements at affected facilities. We do not expect these expenditures will have a material impact on our results of operations, financial position or cash flows.

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

Chemical Site Security - The United States Department of Homeland Security (Homeland Security) released the Chemical Facility Anti-Terrorism Standards in 2007, and the new final rule associated with these regulations was issued in December 2014. ONEOK Partners provided information regarding its chemicals via Top-Screens submitted to Homeland Security, and its facilities subsequently were assigned one of four risk-based tiers ranging from high (Tier 1) to low (Tier 4) risk, or not tiered at all due to low risk. To date, four of its facilities have been given a Tier 4 rating. Facilities receiving a Tier 4 rating are required to complete Site Security Plans and possible physical security enhancements. We do not expect the Site Security Plans and possible security enhancement costs to have a material impact on our results of operations, financial position or cash flows.

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

FORWARD-LOOKING STATEMENTS

Some of the statements contained and incorporated in this Quarterly Report are forward-looking statements as defined under federal securities laws. The forward-looking statements relate to our anticipated financial performance (including projected operating income, net income, capital expenditures, cash flow and projected levels of dividends and distributions), liquidity, management’s plans and objectives for our future growth projects and other future operations (including plans to construct additional natural gas and natural gas liquids pipelines and processing facilities and related cost estimates), our business prospects, the outcome of regulatory and legal proceedings, market conditions and other matters. We make these forward-looking statements in reliance on the safe harbor protections provided under federal securities legislation and other applicable laws. The following discussion is intended to identify important factors that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

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

COMMODITY PRICE RISK

See Note E of the Notes to Consolidated Financial Statements and the discussion under Natural Gas Gathering and Processing’s “Commodity Price Risk” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Quarterly Report for information on our hedging activities.

INTEREST-RATE RISK

We and ONEOK Partners are subject to the risk of interest-rate fluctuation in the normal course of business. We and ONEOK Partners manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At September 30, 2015, and December 31, 2014, ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $400 million and $900 million, respectively, that have been designated as cash flow hedges of the variability of interest payments on a portion of a forecasted debt issuance that may result from changes in the benchmark interest rate before the debt is issued. The interest rate on all of our and ONEOK Partners’ long-term debt was fixed. Future issuances of long-term debt could be affected by changes in interest rates, which could result in higher interest costs. At September 30, 2015, ONEOK Partners had no derivative assets and $13.6 million of derivative liabilities related to these interest-rate swaps. At December 31, 2014, ONEOK Partners had derivative assets of $2.3 million and derivative liabilities of $44.8 million related to these interest-rate swaps.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information about our legal proceedings is provided in Note N, “Legal Proceedings” of the Notes to Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report. Additional information about our legal proceedings is included under Part 1, Item 3, Legal Proceedings, in our Annual Report.

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

4.1
Indenture, dated January 26, 2012, between ONEOK, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to ONEOK, Inc.’s Current Report on Form 8-K filed on January 26, 2012).

4.2
Second Supplemental Indenture, dated as of August 21, 2015, between ONEOK, Inc. and U.S. Bank National Association, as trustee, with respect to the 7.50% Notes due 2023 (incorporated by reference to Exhibit 4.1 to ONEOK, Inc.’s Current Report on Form 8-K filed on August 21, 2015).

10.1
Common Unit Purchase Agreement dated August 11, 2015, between ONEOK Partners, L.P. and ONEOK, Inc. (incorporated by reference to Exhibit 1.1 to ONEOK, Inc.’s Current Report on Form 8-K filed on August 17, 2015).

10.2
Underwriting Agreement dated August 18, 2015, between ONEOK, Inc. and Citigroup Global Markets, Inc., as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to ONEOK, Inc.’s Current Report on Form 8-K filed on August 21, 2015).

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

99.1
Common Unit Purchase Agreement dated August 11, 2015, between ONEOK Partners, L.P. and Kayne Anderson MLP Investment Company, Kayne Anderson Energy Total Return Fund, Inc., Kayne Anderson Midstream/Energy Fund, Inc., Kayne Anderson Energy Development Company, KA First Reserve, LLC, Nationwide Mutual Insurance Company, Massachusetts Mutual Life Insurance Company, Kayne Anderson MLP Fund, L.P., Kayne Anderson Midstream Institutional Fund, L.P., Kayne Anderson Real Assets Fund, L.P., Kayne Institutional Energy Growth & Income Fund, L.P., Kayne Anderson Capital Income Partners (QP), L.P., Kayne Anderson Income Partners, L.P., KANTI (QP), L.P., Kayne Anderson Non-Traditional Investments, L.P., KARBO, L.P. and Kaiser Foundation Hospitals (incorporated by reference to Exhibit 99.1 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed on August 17, 2015).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definitions Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents:  (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iv) Consolidated Balance Sheets at September 30, 2015, and December 31, 2014; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; (vi) Consolidated Statement of Changes in Equity for the nine months ended September 30, 2015 and 2014; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: November 4, 2015	By:	/s/ Derek S. Reiners
Derek S. Reiners
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)