Form 10-K
period 2015-12-31
ONEOK INC /NEW/
filed 2016-02-23
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015.
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

Aggregate market value of registrant’s common stock held by non-affiliates based on the closing trade price on June 30, 2015, was $8.1 billion.

On February 16, 2016, the Company had 209,989,711 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 25, 2016, are incorporated by reference in Part III.

ONEOK, Inc.
2015 ANNUAL REPORT

As used in this Annual Report, references to “we,” “our” or “us” refer to ONEOK, Inc., an Oklahoma corporation, and its predecessors and subsidiaries, including ONEOK Partners and its subsidiaries, unless the context indicates otherwise.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Annual Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2015
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
CFTC	U.S. Commodity Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act Amendments of 1972, as amended
DOT	United States Department of Transportation
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
IRS	Internal Revenue Service
KCC	Kansas Corporation Commission
LIBOR	London Interbank Offered Rate
MBbl	Thousand barrels
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Act	Natural Gas Act of 1938, as amended
Natural Gas Policy Act	Natural Gas Policy Act of 1978, as amended
NGL(s)	Natural gas liquid(s)
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONEOK	ONEOK, Inc.
ONEOK Credit Agreement	ONEOK’s $300 million amended and restated revolving credit agreement effective as of January 31, 2014
ONEOK Partners	ONEOK Partners, L.P.
ONEOK Partners Credit Agreement	ONEOK Partners’ $2.4 billion amended and restated revolving credit agreement effective as of January 31, 2014, as amended
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and the sole general partner of ONEOK Partners
OPIS	Oil Price Information Service
OSHA	Occupational Safety and Health Administration
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P., as amended

PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
Roadrunner	Roadrunner Gas Transmission, LLC
RRC	Railroad Commission of Texas
S&P	Standard & Poor’s Rating Services
SCOOP	South Central Oklahoma Oil Province
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Term Loan Agreement	ONEOK Partners’ senior unsecured delayed-draw three-year $1.0 billion term loan agreement dated January 8, 2016
West Texas LPG	West Texas LPG Pipeline Limited Partnership and Mesquite Pipeline
WTI	West Texas Intermediate
WTLPG	West Texas LPG Pipeline Limited Partnership
XBRL	eXtensible Business Reporting Language

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

PART I

ITEM 1.    BUSINESS

GENERAL

We are a corporation incorporated under the laws of the state of Oklahoma, and our common stock is listed on the NYSE under the trading symbol “OKE.” We are the sole general partner and, as of December 31, 2015, owned 41.2 percent of ONEOK Partners (NYSE: OKS), one of the largest publicly traded master limited partnerships. Our goal is to provide management and resources to ONEOK Partners, enabling it to execute its growth strategies and allowing us to grow our dividend. ONEOK Partners applies its core capabilities of gathering, processing, fractionating, transporting, storing and marketing natural gas and NGLs through the rebundling of services across the value chains through vertical integration in an effort to provide its customers with premium services at lower costs. ONEOK Partners is a leader in the gathering, processing, storage and transportation of natural gas in the United States. In addition, ONEOK Partners owns one of the nation’s premier natural gas liquids systems, connecting NGL supply in the Mid-Continent, Permian and Rocky Mountain regions with key market centers.

Separation of Natural Gas Distribution Business - In January 2014, we completed the separation of our former natural gas distribution business into a stand-alone publicly traded company, ONE Gas (NYSE: OGS). ONEOK shareholders of record at the close of business on January 21, 2014, retained their current shares of ONEOK stock and received one share of ONE Gas stock for every four shares of ONEOK stock owned in a transaction that was tax-free to ONEOK and its shareholders. In connection with the separation, we received a cash payment of approximately $1.13 billion from ONE Gas and utilized the proceeds to repay outstanding commercial paper and approximately $550 million of long-term debt.

Wind Down of Energy Services - We completed the wind down of our former energy services business on March 31, 2014. See additional discussion in Note B to the Consolidated Financial Statements included in this Annual Report.

EXECUTIVE SUMMARY

Commodity Price Environment - Due in part to the rapid growth in crude oil and natural gas production in the United States, the global supply of crude oil and natural gas exceeded demand and led to a dramatic fall in commodity prices beginning in the fourth quarter 2014. Lower crude oil and natural gas prices persisted throughout 2015 and are expected to remain low in 2016. The production growth and decline in crude oil prices have also contributed to lower NGL product prices, as well as narrow NGL product price differentials.

WTI crude oil prices declined to an average of approximately $50.00 per barrel in 2015, compared with prices averaging approximately $93.00 per barrel in 2014. NYMEX natural gas prices also declined to an average of approximately $2.60 per MMBtu in 2015, compared with prices averaging approximately $4.30 per MMBtu in 2014. OPIS Conway propane prices averaged less than $0.41 per gallon in 2015, compared with prices averaging more than $1.10 per gallon in 2014. At December 31, 2015, prices for WTI crude oil, NYMEX natural gas and OPIS Conway propane declined to approximately $35.00 per barrel, $2.30 per MMBtu and $0.33 per gallon, respectively, and remained weak into early 2016.

ONEOK Partners has mitigated partially its exposure to the current commodity price environment by growing its fee-based business. ONEOK Partners has a predominantly fee-based business in the Natural Gas Liquids and Natural Gas Pipelines segments and, historically to a lesser extent, in the Natural Gas Gathering and Processing segment. In 2015, however, the Natural Gas Gathering and Processing segment restructured many POP with fee contracts associated with a significant amount of its gathered volumes to increase the fee-based component and will continue to seek opportunities to similarly restructure additional contracts in 2016. These restructured contracts favorably impacted ONEOK Partners’ 2015 results, and it expects to receive the full benefit of the improved earnings from these contracts in its 2016 financial results. In the fourth quarter 2015, the Natural Gas Gathering and Processing segment’s fee revenues averaged $0.55 per MMBtu, compared with an average of $0.36 per MMBtu in 2014. As a result of these restructured contracts, we expect the Natural Gas Gathering and Processing segment’s fee-based earnings to increase significantly to more than 75 percent in 2016 and ONEOK Partners’ consolidated fee-based earnings to increase to approximately 85 percent in 2016. To further mitigate the impact of lower commodity prices, ONEOK Partners has hedged a significant portion of the Natural Gas Gathering and Processing segment’s expected equity volumes for 2016 and 2017. The Natural Gas Liquids and Natural Gas Pipelines segments continue to provide primarily fee-based services, and many of the contracts in these segments include fixed fee, minimum volume or firm demand charge agreements that provide a minimum level of revenues regardless of commodity prices or volumetric throughput.

The current weakened commodity price environment, resulting from factors beyond our control, is creating challenges for ONEOK Partners’ crude oil and natural gas producer customers and resulted in decreased drilling activity in 2015, compared with 2014. In the Williston Basin, the number of rigs drilling on acreage dedicated to ONEOK Partners decreased from approximately 80 rigs in January 2015 to approximately 30 rigs in December 2015. Despite the sustained lower crude oil, natural gas and NGL prices and reduced capital spending by producers, we continue to expect demand for midstream services and infrastructure development to be driven by producers who need to connect production with end-use markets where current infrastructure is insufficient or nonexistent. ONEOK Partners’ natural gas and NGL volumes increased in 2015, particularly in the Williston Basin, as producers are focusing their drilling in the most productive areas and are using more efficient drilling and completion techniques. We expect this lower commodity price environment to continue in 2016, which will impact ONEOK Partners’ net realized prices for natural gas, NGLs and condensate, as well as our financial results. If the low commodity price environment persists for a prolonged period or prices decline further, volumes across ONEOK Partners’ assets may grow more slowly than in the past or decline.

In the future, we expect commodity prices to recover; however, the timing of this recovery is uncertain. We do not expect commodity prices to return in the near term to the levels experienced in the first half of 2014.

Supply - Natural gas and NGL supply is affected by producer drilling activity, which is sensitive to commodity prices, operating capacity, access to capital and regulatory control. Crude oil and natural gas price declines have continued since 2014, which has resulted in fewer active drilling rigs within ONEOK Partners’ areas of operations. Although drilling has slowed, many of ONEOK Partners’ customers continue to drill new wells in the most productive areas, and improvements in drilling and completion technology are resulting in higher volumes from the wells that are completed. These new technologies, such as multi-well pads and more efficient drilling rigs, are resulting in lower drilling and completion costs, which are mitigating partially the lower commodity prices for ONEOK Partners’ producer customers. In addition, new wells drilled using horizontal drilling technologies tend to produce volumes at higher initial production rates resulting generally in higher initial decline rates than conventional vertical wells; however, the decline rates flatten out over time. A significant portion of ONEOK Partners’ Williston Basin gathering and processing assets are in the most productive areas, which typically produce at higher initial production rates compared with other areas, have the highest natural gas content and have slower natural gas declines than crude oil. We expect ONEOK Partners’ natural gas gathered and processed volumes in the Williston Basin to continue to grow in 2016, despite expected reductions in producer drilling activity. The significant drilling activity in recent years in the Williston Basin has caused natural gas production to exceed the capacity of existing natural gas gathering and processing infrastructure, which results in the flaring of natural gas (the controlled burning of natural gas at the wellhead) by producers. We expect ONEOK Partners to capture a substantial amount of natural gas currently being flared by producers due to an additional processing plant and compression projects that were placed in service in late 2015 and projects that are expected to be completed in 2016. Additionally, we expect ONEOK Partners to benefit from production from new wells on acreage dedicated to ONEOK Partners in the Williston Basin that have been drilled previously but have not yet been completed or connected to its system by expanding its natural gas gathering and processing and natural gas liquids gathering infrastructure in the Williston Basin.

Supply growth has resulted in available ethane supplies that are greater than the petrochemical industry’s current demand. As a result, low or unprofitable price differentials between ethane and natural gas have resulted in ethane rejection at most of ONEOK Partners’ and its customers’ natural gas processing plants connected to its natural gas liquids gathering system in the Mid-Continent and Rocky Mountain regions during 2014 and 2015, which reduced natural gas liquids volumes gathered, fractionated, transported and sold across our assets. Through ethane rejection, natural gas processors leave much of the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants. We expect ethane rejection to persist at current levels, which have exceeded 150 MBbl/d on ONEOK Partners’ natural gas liquids system during 2015, until ethylene producers increase their capacity to consume additional ethane feedstock volumes through plant modifications, plant expansions and the completion of announced new world-scale ethylene production projects, which are anticipated to begin coming on line in 2017. Ethane rejection is expected to continue to have a significant impact on our and ONEOK Partners’ financial results into 2017.

Beginning in June 2015, the Natural Gas Gathering and Processing segment reduced its level of ethane rejection in the Williston Basin to alleviate downstream NGL product specification issues, which offsets partially the financial impact of ethane rejection. We expect this decreased ethane rejection to continue throughout 2016. In addition, the Natural Gas Liquids segment’s integrated assets enable ONEOK Partners to mitigate partially the impact of ethane rejection through minimum volume commitments, contract modifications that vary fees for ethane and other NGL products, and ONEOK Partners’ ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials, when they exist, in its optimization activities. See additional discussion in the “Financial Results and Operating Information” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Growth Projects - In 2015, crude oil and natural gas producers continued to drill for crude oil and NGL-rich natural gas in many regions where ONEOK Partners has operations, including in the Bakken Shale and Three Forks formations in the

Williston Basin; in the Cana-Woodford Shale, Woodford Shale, Springer Shale, Stack and SCOOP areas in the Mid-Continent region; and in the Permian Basin. In response to this continued production of crude oil, natural gas and NGLs, and higher demand for NGL products from the petrochemical industry, ONEOK Partners has completed growth projects and acquisitions in these regions. In addition, ONEOK Partners’ current projects are expected to expand its natural gas gathering and processing and natural gas liquids gathering infrastructure in the Williston Basin to capture natural gas currently being flared by producers. Through its Roadrunner joint venture, ONEOK Partners is constructing a pipeline to transport natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas. The Roadrunner pipeline will connect with ONEOK Partners’ existing natural gas pipeline and storage infrastructure in Texas and, together with ONEOK Partners’ ONEOK WesTex Transmission (WesTex) intrastate natural gas pipeline system expansion project, is expected to create a platform for future opportunities to deliver natural gas supply to Mexico. The execution of these capital investments aligns with ONEOK Partners’ strategy to generate consistent growth and sustainable earnings. ONEOK Partners’ contractual commitments from crude oil and natural gas producers, natural gas processors and electric generators are expected to provide incremental cash flows and long-term fee-based earnings.

While reduced crude oil and natural gas producer drilling activity is slowing supply growth, we expect ONEOK Partners to complete its previously announced projects to meet crude oil and natural gas producers’ demands for its gathering, processing, fractionation and transportation services. ONEOK Partners has suspended capital expenditures for certain natural gas processing plants and related infrastructure to align with the needs of its customers. ONEOK Partners could resume its suspended capital-growth projects when market conditions improve and customers’ needs change. In 2016, we expect lower capital spending for ONEOK Partners, compared with spending levels from 2013 through 2015, due to the current commodity price environment and ONEOK Partners’ alignment of capital-growth projects with the needs of its customers. If the current commodity price environment persists for a prolonged period, it may further impact the timing or demand for additional infrastructure projects or growth opportunities in the future.

Impairment Charges - In the fourth quarter 2015, ONEOK Partners recorded $264.3 million of noncash impairment charges, primarily related to its long-lived assets and equity investments in the dry natural gas area of the Powder River Basin.

Cash Dividends/Distributions - During 2015, we paid cash dividends of $2.43 per share, an increase of approximately 14 percent from the $2.125 per share paid during 2014. In January 2016, we declared a dividend of $0.615 per share ($2.46 per share on an annualized basis).

During 2015, ONEOK Partners paid cash distributions to its limited partners of $3.16 per unit, an increase of approximately 5 percent over the the $3.01 per unit paid during 2014. In January 2016, ONEOK Partners GP declared a cash distribution to ONEOK Partners’ limited partners of $0.79 per unit ($3.16 per unit on an annualized basis) for the fourth quarter 2015.

Liquidity - Our primary sources of cash inflows are distributions to us from our general partner and limited partnership interests in ONEOK Partners. The cash distributions that we expect to receive from ONEOK Partners are expected to provide sufficient resources to finance our operations and quarterly cash dividends. As of December 31, 2015, we had $92.5 million of cash on hand and access to our $300 million ONEOK Credit Agreement, which matures in January 2020. We do not expect any principal debt-service requirements until our next long-term debt maturity in 2022.

ONEOK Partners relies primarily on operating cash flows, commercial paper, bank credit facilities, debt issuances and the issuance of common units for its liquidity and capital resources requirements. As of December 31, 2015, ONEOK Partners had $5.1 million of cash on hand and available capacity under its Partnership Credit Agreement of approximately $1.8 billion. In addition, in January 2016, ONEOK Partners entered into the $1.0 billion senior unsecured Term Loan Agreement with a syndicate of banks that matures in January 2019. Proceeds from the Term Loan Agreement effectively refinance ONEOK Partners’ 2016 debt maturities.

The significant decline in commodity prices has increased the cost of debt and equity financing for ONEOK Partners and others in the industry. While lower commodity prices and industry uncertainty may result in increased financing costs, we believe ONEOK Partners has secured sufficient access to the financial resources and liquidity necessary to meet its requirements for working capital, debt service payments and capital expenditures through 2016 and well into 2017.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, for more information on our growth projects, results of operations, liquidity and capital resources.

BUSINESS STRATEGY

Our primary business strategy is to maximize dividend payout while maintaining prudent financial strength and flexibility, with a focus on safe, reliable, environmentally responsible and legally compliant operations for our customers, employees, contractors and the public through the following:

•
Provide reliable energy and energy-related services in a safe, reliable and environmentally responsible manner to our stakeholders through our ownership in ONEOK Partners - environmental, safety and health issues continue to be a primary focus for us, and our emphasis on personal and process safety has produced improvements in the key indicators we track. We also continue to look for ways to reduce our environmental impact by conserving resources and utilizing more efficient technologies;

•
Maximize dividend payout while maintaining prudent financial strength and flexibility - during 2015, cash dividends paid per share increased 14 percent compared with the prior year. During 2015, ONEOK Partners’ cash distributions paid increased by 15 cents per unit, an increase of approximately 5 percent compared with 2014. ONEOK Partners has a predominantly fee-based business in the Natural Gas Liquids and Natural Gas Pipelines segments and has significantly increased the fee component in the Natural Gas Gathering and Processing segment’s contracts. ONEOK Partners is investing in growth projects to meet the needs of crude oil and natural gas producers. Through its Roadrunner joint venture, ONEOK Partners is also investing in natural gas pipeline infrastructure from West Texas to the Mexican border that is expected to provide markets in Mexico access to upstream supply basins. When completed, ONEOK Partners’ capital projects are anticipated to provide additional fee-based earnings and cash flows; and

•
Attract, select, develop and retain a diverse group of employees to support strategy execution - we continue to execute on our recruiting strategy that targets professional and field personnel in our operating areas. We also continue to focus on employee development efforts with our current employees and monitor our benefits and compensation package to remain competitive.

NARRATIVE DESCRIPTION OF BUSINESS

We report operations in the following business segments:

•	Natural Gas Gathering and Processing;

•	Natural Gas Liquids; and

•	Natural Gas Pipelines.

Natural Gas Gathering and Processing

Overview - The Natural Gas Gathering and Processing segment provides nondiscretionary services to contracted producers in North Dakota, Montana, Wyoming, Kansas and Oklahoma. It provides exploration and production companies with gathering and processing services that allow them to move their raw (unprocessed) natural gas to market. Raw natural gas is gathered, compressed and transported through pipelines to processing facilities. In order for the raw natural gas to be accepted by the downstream market, it must have contaminants, such as water, nitrogen and carbon dioxide, removed as well as NGLs separated for further processing. Processed natural gas, usually referred to as residue natural gas, is then recompressed and delivered to natural gas pipelines and end users. The separated NGLs are in a mixed, unfractionated form and are sold and delivered through natural gas liquids pipelines to fractionation facilities for further separation.

Rocky Mountain region - The Williston Basin is located in portions of North Dakota and Montana, including the oil-producing, NGL-rich Bakken Shale and Three Forks Formation, and is ONEOK Partners’ most active region with continued volume growth and additional gathering and processing infrastructure needs. ONEOK Partners’ growth projects are expected to increase its gathering and processing capacity and allow it to capture natural gas from new wells being drilled, wells that have been drilled but have not yet been completed, and natural gas currently being flared by producers. The significant Williston Basin drilling activity in recent years has caused natural gas production to exceed the capacity of existing natural gas gathering and processing infrastructure, which results in the flaring of natural gas by producers. See further discussion of growth projects in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including expected completion dates.

The Powder River Basin is located in Wyoming. This region includes the NGL-rich Frontier, Turner Sussex and Niobrara Shale where ONEOK Partners’ Sage Creek system provides gathering and processing services to customers in the southeast portion of Wyoming.

Mid-Continent region - ONEOK Partners’ Mid-Continent region is located in Western Oklahoma, which includes the NGL-rich Cana-Woodford Shale, Stack, SCOOP, Woodford Shale, Springer Shale and the Mississippian Lime Formation; and Southwest

Kansas, which includes the Hugoton Basin, Central Kansas Uplift Basin and the Mississippian Lime Formation. The Mid-Continent region includes active drilling in the Cana-Woodford Shale, Woodford Shale, Springer Shale, Stack and SCOOP areas in Oklahoma as well as mature areas with volumetric declines.

Revenues - Revenues for this segment are derived primarily from the following types of contracts:

•
POP with fee-based components - Under this type of contract, ONEOK Partners charges fees for gathering, treating, compressing and processing the producer’s natural gas and retains a percentage of the proceeds from the sale of residue natural gas, condensate and/or NGLs. This type of contract represented approximately 90 percent and 87 percent of contracted volumes in this segment for 2015 and 2014, respectively. There are a variety of factors that directly affect ONEOK Partners’ POP with fee revenues, including:

–	the price of natural gas, crude oil and NGLs;

–	the percentage of NGL, condensate and residue natural gas sales proceeds retained by ONEOK Partners that it receives as part of the compensation for the services it provides;

–	the composition of the natural gas and NGLs produced;

–	the fees ONEOK Partners charges for its services;

–	the volume produced; and

–	the costs ONEOK Partners incurs to provide its services.
Over time as ONEOK Partners’ contracts are renewed or restructured, it has generally increased the fee components and reduced the percent of proceeds retained from the sale of the commodities. As a result, ONEOK Partners’ mix of commodity and fee-based earnings continue to change as volumes naturally decline on older contracts where it retains a higher percent of proceeds and volumes increase on contracts with higher fee components. Additionally, under certain POP with fee contracts ONEOK Partners’ fee revenues may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds.

•
Fee-only - Under this type of contract, ONEOK Partners is paid a fee for the services it provides, based on volumes gathered, processed, treated and/or compressed. ONEOK Partners’ fee-only contracts represented approximately 10 percent and 13 percent of contracted volumes in this segment for 2015 and 2014, respectively.

ONEOK Partners’ gathering and processing agreements have terms ranging from month to month to life of lease. Generally, its gathering and processing agreements are long-term agreements, typically five to 10 years. ONEOK Partners has restructured many of its contracts to significantly increase its fee-based earnings and will continue to seek opportunities to similarly restructure additional contracts in 2016. As a result of these restructured contracts, we expect the Natural Gas Gathering and Processing segment’s fee-based earnings to increase significantly and to favorably impact ONEOK Partners’ 2016 results. In the fourth quarter 2015, the Natural Gas Gathering and Processing segment’s fee rates averaged $0.55 per MMBtu, compared with an average of $0.36 per MMBtu in 2014. ONEOK Partners’ NGLs, natural gas and crude oil commodity price sensitivity in this segment is expected to decrease in 2016 as a result of these restructured contracts. Additionally, ONEOK Partners uses commodity derivative instruments and physical-forward contracts to reduce its near-term sensitivity to fluctuations in the natural gas, crude oil and NGL prices received for its share of volumes under POP with fee contracts.

Unconsolidated Affiliates - The Natural Gas Gathering and Processing segment includes the following unconsolidated affiliates:

•	49 percent ownership in Bighorn Gas Gathering, which operates a coal-bed methane gathering system in the Powder River Basin;

•	37 percent ownership in Fort Union Gas Gathering, which gathers coal-bed methane produced in the Powder River Basin and delivers it to the interstate pipeline system;

•
35 percent ownership interest in Lost Creek Gathering Company, which gathers natural gas produced from conventional dry natural gas wells in the Wind River Basin of central Wyoming and delivers it to the interstate pipeline system; and

•	10 percent ownership interest in Venice Energy Services Co., a natural gas processing facility near Venice, Louisiana.

See Note P of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of our unconsolidated affiliates.

Market Conditions and Seasonality - Supply - Rocky Mountain region - In the Williston Basin, natural gas volumes continued to grow in 2015 as new well connections to ONEOK Partners’ system from drilling completions increased, driven primarily by producer development of Bakken Shale crude oil wells, which also produce associated natural gas containing significant quantities of NGLs. We expect a reduction in well connections in 2016, compared with 2015, due to continued low commodity prices and reduced drilling and completion activity. Volumes are expected to increase in the Williston Basin due to the following:

•
the opportunity to capture additional natural gas currently being flared by producers with additional natural gas compression and processing capacity on ONEOK Partners’ systems due to projects placed in service in late 2015 and projects that are expected to be completed in 2016;

•	the connection of wells that have been drilled but not yet completed or connected to ONEOK Partners’ systems;

•
producers focusing their drilling in the most productive areas, in which ONEOK Partners has significant gathering and processing assets, which typically produce at higher initial production rates compared with other areas, have the highest natural gas content and have slower natural gas declines than crude oil;

•	the use by producers of more efficient drilling rigs; and

•	continued improvements in production results by producers due to enhanced completion techniques.

The NGL-rich natural gas from the Niobrara area in the Powder River Basin has experienced a reduction in drilling activity due to the current price environment; however, ONEOK Partners’ long-term volume expectations have not materially changed due to the quality of reserves in these proven formations.

Mid-Continent region - In the Mid-Continent region, ONEOK Partners has significant natural gas gathering and processing assets in Oklahoma and Kansas. We expect ONEOK Partners’ average natural gas gathered volumes to grow in 2016 due to continued drilling and completion activity in the Cana-Woodford Shale, Woodford Shale, Springer Shale, Stack and SCOOP areas in Oklahoma, offset partially by the natural volume declines from existing wells that supply ONEOK Partners’ natural gas gathering and processing facilities. Producers in the region are targeting their projects by drilling in the most productive areas and minimizing their costs by taking advantage of efficient drilling and completion techniques.

If the commodity price environment remains low or declines further, volumes in each region may grow more slowly than in the past or decline.

See further discussion of supply in the “Executive Summary” section.

Demand - Demand for gathering and processing services is dependent on production by producers, which is driven by the strength of the economy; natural gas, crude oil and NGL prices; and the demand for each of these products from end users. The Natural Gas Gathering and Processing segment’s customers are generally crude oil and natural gas producers who have proven reserves or are currently producing gas in areas within ONEOK Partners’ existing infrastructure. ONEOK Partners’ gathering and processing services are nondiscretionary for these producer customers, as the raw natural gas stream they produce has no marketable value until it is gathered and processed into commodities. Additionally, demand is impacted by the weather.

Rocky Mountain region - Demand for ONEOK Partners’ gathering and processing services in the Williston Basin has remained strong even as crude oil prices have declined. Requirements in North Dakota to reduce producer natural gas flaring have increased the need for ONEOK Partners’ services to capture this natural gas.

Mid-Continent region - Demand for ONEOK Partners’ service remained constant and is linked directly to proven production sources and drilling and completion activities, which are primarily in the Cana Woodford, Springer Shale, Stack and SCOOP areas in Oklahoma. If the commodity price environment remains low or declines further, demand for ONEOK Partners’ services in this region may grow more slowly than in the past or decline.

Commodity Prices - See discussion of commodity prices in the “Executive Summary” section.

Seasonality - Cold temperatures usually increase demand for natural gas, the main heating fuel for homes and businesses. Warm temperatures usually increase demand for natural gas used in gas-fired electric generators for residential and commercial cooling, as well as agriculture related equipment like irrigation pumps and crop dryers. During periods of peak demand for a certain commodity, prices for that product typically increase. However, in the current environment of natural gas oversupply and high storage levels, we do not expect prices to be materially affected by seasonality.

Extreme weather conditions can impact the volumes of natural gas gathered and processed. Freeze-offs are a phenomenon where water produced from natural gas freezes at the wellhead or within the gathering system. This causes a temporary interruption in the flow of natural gas. All of ONEOK Partners’ operations may be affected by other weather conditions that may cause a loss of electricity at our facilities or prevent access to certain locations that affect a producer’s ability to complete wells or ONEOK Partners’ ability to connect those wells to its systems.

Competition - ONEOK Partners competes for natural gas supply with major integrated oil companies, independent exploration and production companies that have gathering and processing assets, pipeline companies and their affiliated marketing companies, and other midstream gatherers and processors. The factors that typically affect ONEOK Partners’ ability to compete for natural gas supply are:

•	quality of services provided;

•	producer drilling activity;

•	products retained and/or fees charged under its gathering and processing contracts;

•	location of its gathering systems relative to those of its competitors;

•	location of its gathering systems relative to drilling activity;

•	operating pressures maintained on its gathering systems;

•	efficiency and reliability of its operations;

•	delivery capabilities for natural gas and NGLs that exist in each system and plant location; and

•	cost of capital.

Competition for natural gas gathering and processing services continues to increase as new infrastructure projects are completed to address increased production from shale and other resource areas. In response to these changing industry conditions, ONEOK Partners continues to evaluate opportunities to increase earnings and cash flows, and reduce risk by:

•	improving natural gas processing efficiency;

•	reducing operating costs;

•	consolidating assets;

•	decreasing commodity price exposure; and

•	restructuring low-margin contracts.

Customers - ONEOK Partners’ Natural Gas Gathering and Processing segment provides nondiscretionary services to crude oil and natural gas producers that include the gathering and processing of natural gas produced from crude oil and natural gas wells. ONEOK Partners’ customers include both large integrated and independent exploration and production companies. ONEOK Partners is not typically exposed to material credit risk with producer customers under POP with fee contracts as it receives proceeds from the sale of commodities and remits a portion of those proceeds back to the crude oil and natural gas producers. In 2015, 99 percent of the downstream commodity sales in the Natural Gas Gathering and Processing segment were made to investment-grade customers, as rated by S&P or Moody’s, or our comparable internal ratings, or secured by letters of credit or other collateral.

Government Regulation - The FERC traditionally has maintained that a natural gas processing plant is not a facility for the transportation or sale of natural gas in interstate commerce and, therefore, is not subject to jurisdiction under the Natural Gas Act. Although the FERC has made no specific declaration as to the jurisdictional status of ONEOK Partners’ natural gas processing operations or facilities, its natural gas processing plants are primarily involved in extracting NGLs and, therefore, are exempt from FERC jurisdiction. The Natural Gas Act also exempts natural gas gathering facilities from the jurisdiction of the FERC. We believe ONEOK Partners’ natural gas gathering facilities and operations meet the criteria used by the FERC for nonjurisdictional natural gas gathering facility status. Interstate transmission facilities remain subject to FERC jurisdiction. The FERC has historically distinguished between these two types of facilities, either interstate or intrastate, on a fact-specific basis. ONEOK Partners transports residue natural gas from its natural gas processing plants to interstate pipelines in accordance with Section 311(a) of the Natural Gas Policy Act. Oklahoma, Kansas, Wyoming, Montana and North Dakota also have statutes regulating, to varying degrees, the gathering of natural gas in those states. In each state, regulation is applied on a case-by-case basis if a complaint is filed against the gatherer with the appropriate state regulatory agency.

Rocky Mountain region - In July 2014, the North Dakota Industrial Commission (NDIC) approved a policy designed to limit natural gas flaring at existing and future crude oil wells in the Williston Basin. The policy establishes crude oil production limits that will take effect if a producer fails to meet requirements to capture natural gas at the wellhead. ONEOK Partners continues to participate actively on the North Dakota Petroleum Council’s Flaring Task Force, which provides recommendations to the NDIC on policies and targets. In 2015, the NDIC passed updated natural gas capture percentages and associated timelines. None of these changes are expected to have a material impact on available production. ONEOK Partners is constructing additional natural gas gathering pipelines, processing plants and natural gas liquids pipeline capacity that are expected to help alleviate capacity constraints. As a result, we expect ONEOK Partners’ natural gas gathered and processed volumes in the Williston Basin to continue to grow in 2016, despite expected reductions in producer drilling activity, as

ONEOK Partners captures natural gas currently being flared by producers and natural gas produced with new drilling focused in the most productive areas.

See further discussion in the “Regulatory, Environmental and Safety Matters” section.

Natural Gas Liquids

Overview - The Natural Gas Liquids segment owns and operates facilities that gather, fractionate, treat and distribute NGLs and store NGL products, primarily in Oklahoma, Kansas, Texas, New Mexico and the Rocky Mountain region where it provides nondiscretionary services to producers of NGLs and delivers those products to the two primary market centers, one in the Mid-Continent in Conway, Kansas, and the other in the Gulf Coast in Mont Belvieu, Texas. It owns or has an ownership interest in FERC-regulated natural gas liquids gathering and distribution pipelines in Oklahoma, Kansas, Texas, New Mexico, Montana, North Dakota, Wyoming and Colorado, and terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois. ONEOK Partners also owns FERC-regulated natural gas liquids distribution and refined petroleum products pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect its Mid-Continent assets with Midwest markets, including Chicago, Illinois. The majority of the pipeline-connected natural gas processing plants in Oklahoma, Kansas and the Texas Panhandle, which extract unfractionated NGLs from unprocessed natural gas, are connected to its gathering systems. ONEOK Partners owns and operates truck- and rail-loading and -unloading facilities connected to its natural gas liquids fractionation and pipeline assets. In November 2014, ONEOK Partners began transporting unfractionated NGLs from natural gas processing plants in the Permian Basin after completion of the West Texas LPG acquisition.

Most natural gas produced at the wellhead contains a mixture of NGL components, such as ethane, propane, iso-butane, normal butane and natural gasoline. The NGLs that are separated from the natural gas stream at the natural gas processing plants remain in a mixed, unfractionated form until they are gathered, primarily by pipeline, and delivered to fractionators where the NGLs are separated into NGL products. These NGL products are then stored or distributed to the Natural Gas Liquids segment’s customers, such as petrochemical manufacturers, heating fuel users, ethanol producers, refineries, exporters and propane distributors.

Revenues for the Natural Gas Liquids segment are derived primarily from nondiscretionary fee-based services that ONEOK Partners provides to its customers and from the physical optimization of its assets. The segment’s fee-based services have increased due primarily to new supply connections; expansion of existing connections; the completion of capital projects, including the Bakken NGL Pipeline and Sterling III Pipeline; the West Texas LPG acquisition; and expansion of its NGL fractionation capacity, including the completion of its MB-2 and MB-3 fractionators. The segment’s sources of earnings are categorized as exchange services, transportation and storage services, optimization and marketing and isomerization, which are defined as follows:

•
ONEOK Partners’ exchange-services activities utilize its assets to gather, fractionate and/or treat unfractionated NGLs, thereby converting them into marketable NGL products that are stored and shipped to a market center or customer-designated location. Many of these exchange volumes are under contracts with minimum volume commitments. ONEOK Partners’ exchange services activities are primarily fee-based.

•
ONEOK Partners’ transportation and storage services transport unfractionated NGLs, NGL products and refined petroleum products, primarily under FERC-regulated tariffs. Tariffs specify the maximum rates ONEOK Partners charges its customers and the general terms and conditions for NGL transportation service on its pipelines. ONEOK Partners’ storage activities consist primarily of fee-based NGL storage services at its Mid-Continent and Gulf Coast storage facilities.

•
ONEOK Partners’ optimization and marketing activities utilize its assets, contract portfolio and market knowledge to capture location, product and seasonal price differentials. It primarily transports NGL products between Conway, Kansas, and Mont Belvieu, Texas, to capture the location price differentials between the two market centers. Its natural gas liquids storage facilities also are utilized to capture seasonal price differentials. A growing portion of its marketing activities serves truck and rail markets.

•	ONEOK Partners’ isomerization activities capture the price differential when normal butane is converted into the more valuable iso-butane at its isomerization unit in Conway, Kansas.

Excess NGL supply continues to result in narrow NGL location price differentials between the Mid-Continent and Gulf Coast market centers. We expect these narrow price differentials to persist as NGL production continues to increase and new fractionators and pipelines from various NGL-rich shale areas throughout the country, including ONEOK Partners’ growth projects, have alleviated historical constraints affecting NGL prices and location price differentials between the Conway, Kansas, and Mont Belvieu, Texas, market centers.

Unconsolidated Affiliates - The Natural Gas Liquids segment includes the following unconsolidated affiliates:

•
50 percent ownership interest in Overland Pass Pipeline Company, which operates an interstate natural gas liquids pipeline system extending approximately 760 miles, originating in Wyoming and Colorado and terminating in Kansas;

•
50 percent ownership interest in Chisholm Pipeline Company, which operates an interstate natural gas liquids pipeline system extending approximately 185 miles from origin points in Oklahoma and terminating in Kansas; and

•	50 percent ownership interest in Heartland Pipeline Company, which operates a terminal and pipeline system that transports refined petroleum products in Kansas, Nebraska and Iowa.

See Note P of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of unconsolidated affiliates.

Market Conditions and Seasonality - Supply - The unfractionated NGLs that ONEOK Partners gathers and transports originate primarily from natural gas processing plants connected to ONEOK Partners’ gathering systems in Oklahoma, Kansas, Texas, New Mexico and the Rocky Mountain region. ONEOK Partners’ fractionation operations receive NGLs from a variety of processors and pipelines, including its affiliates, located in these regions. Supply for the Natural Gas Liquids segment depends on crude oil and natural gas drilling and production activities by producers, the decline rate of existing production, natural gas processing plant economics and capabilities, and the NGL content of the natural gas that is produced and processed in the areas in which ONEOK Partners operates.

See additional discussion of supply in the “Executive Summary” section.

Demand - Demand for NGLs and the ability of natural gas processors to successfully and economically sustain their operations affect the volume of unfractionated NGLs produced by natural gas processing plants, thereby affecting the demand for NGL gathering, fractionation and distribution services. Natural gas and propane are subject to weather-related seasonal demand. Other NGL products are affected by economic conditions and the demand associated with the various industries that utilize the commodity, such as butanes and natural gasoline used by the refining industry as blending stocks for motor fuel, denaturant for ethanol and diluents for crude oil. Ethane, propane, normal butane and natural gasoline are used by the petrochemical industry to produce chemical products, such as plastic, rubber and synthetic fibers. Several petrochemical companies are constructing new plants, plant expansions, additions or enhancements that improve the light-NGL feed capability of their facilities due primarily to the increased supply and attractive price of ethane, compared with crude oil-based alternatives, as a petrochemical feedstock in the United States. The demand is expected to increase significantly beginning in 2017 when many of the new petrochemical plants and plant modifications are expected to be completed. We do not expect the recent decline in crude oil, natural gas and natural gas liquids prices to impact adversely the construction of new petrochemical plants or plant modifications in the Gulf Coast region. In addition, we expect increased international demand for ethane, propane and butane to provide opportunities to increase fee-based earnings in ONEOK Partners’ exchange and storage services and marketing activities.

Commodity Prices - The Natural Gas Liquids segment provides primarily fee-based services. However, ONEOK Partners is exposed to market risk associated with changes in the price of NGLs; the location differential between the Mid-Continent, Chicago, Illinois, and Gulf Coast regions; and the relative price differential between natural gas, NGLs and individual NGL products, which affect its NGL purchases and sales, and its exchange, storage, transportation, optimization and marketing financial results. Since 2013, supply growth from the development of NGL-rich areas and increased capacity available on pipelines that connect the Mid-Continent and Gulf Coast market centers resulted in NGL price differentials remaining narrow between the Mid-Continent market center at Conway, Kansas, and the Gulf Coast market center at Mont Belvieu, Texas. NGL storage revenue may be affected by price volatility and forward pricing of NGL physical contracts versus the price of NGLs on the spot market.

See additional discussion of commodity prices in the “Executive Summary” section.

Seasonality - ONEOK Partners’ natural gas liquids fractionation and pipeline operations typically experience some seasonal variation. Some NGL products stored and transported through its assets are subject to weather-related seasonal demand, such as propane, which can be used to heat homes during the winter heating season and for agricultural purposes such as crop drying in the fall. Demand for butanes and natural gasoline, which are primarily used by the refining industry as blending stocks for motor fuel, denaturant for ethanol and diluents for crude oil, may also be subject to some variability during seasonal periods when certain government restrictions on motor fuel blending products change. The ability of natural gas processors to produce NGLs also is affected by weather. Extreme weather conditions can impact the volumes of natural gas gathered and processed and NGL volumes gathered, transported and fractionated. Freeze-offs are a phenomenon where water produced from natural gas freezes at the wellhead or within the gathering system. This causes a temporary interruption in the flow of natural gas and, consequently, NGLs. Conversely, in periods of hot weather, the natural gas processing plants become less efficient in NGL recovery, and thus NGL recovery during the summer typically decreases.

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

ONEOK Partners has responded to these factors by making capital investments to access new supplies; increasing gathering, fractionation and distribution capacity; increasing storage, withdrawal and injection capabilities; and reducing operating costs so that it may compete effectively. ONEOK Partners’ competitors are constructing or have completed new natural gas liquids pipeline and fractionation projects to address the growing NGL supply and petrochemical demand. As ONEOK Partners’ growth projects and those of its competitors have alleviated constraints between the Mid-Continent and Gulf Coast NGL market centers, we expect the narrow location price differentials between the two locations to continue. In addition, new natural gas liquids pipeline projects constructed by third parties are expected to bring incremental NGL supply from the Rocky Mountain, Marcellus and Utica basins to the Gulf Coast market center that may affect NGL prices, as well as compete with or displace NGL supply volumes from the Mid-Continent and Rocky Mountain regions where ONEOK Partners’ assets are located. We believe ONEOK Partners’ natural gas liquids fractionation, pipelines and storage assets are located strategically, connecting diverse supply areas to market centers.

Customers - The Natural Gas Liquids segment’s customers are primarily NGL and natural gas gathering and processing companies; major and independent crude oil and natural gas production companies; propane distributors; ethanol producers; and petrochemical, refining and NGL marketing companies. ONEOK Partners earns fee revenue from NGL and natural gas gathering and processing customers and natural gas liquids pipeline transportation customers. ONEOK Partners is not typically exposed to material credit risk on the majority of its exchange services fee revenues, as ONEOK Partners purchases NGLs from its gathering and processing customers and deducts fees from the amounts it remits. This segment also earns commodity sales revenue on the downstream sales of NGL products. In 2015, more than 80 percent of this segment’s commodity sales were made to investment-grade customers, as rated by S&P or Moody’s, or our comparable internal ratings, or secured by letters of credit or other collateral. In addition, the majority of the Natural Gas Liquids segment’s pipeline tariffs provide ONEOK Partners the ability to require security from shippers.

Government Regulation - The operations and revenues of ONEOK Partners’ natural gas liquids pipelines are regulated by various state and federal government agencies. Its interstate natural gas liquids pipelines are regulated by the FERC, which has authority over the terms and conditions of service; rates, including depreciation and amortization policies; and initiation of service. In Oklahoma, Kansas and Texas, certain aspects of ONEOK Partners’ intrastate natural gas liquids pipelines that provide common carrier service are subject to the jurisdiction of the OCC, KCC and RRC, respectively.

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

Natural Gas Pipelines

Overview - The Natural Gas Pipelines segment provides transportation and storage services to end users through its wholly owned assets and its 50 percent ownership in Northern Border Pipeline. ONEOK Partners’ 50-50 Roadrunner joint venture currently is under construction, with Phase I expected to be completed in the first quarter 2016.

Interstate Pipelines - ONEOK Partners’ interstate pipelines are regulated by the FERC and are located in North Dakota, Minnesota, Wisconsin, Illinois, Indiana, Kentucky, Tennessee, Oklahoma, Texas and New Mexico. ONEOK Partners’ interstate pipeline companies include:

•
Midwestern Gas Transmission, which is a bidirectional system that interconnects with Tennessee Gas Transmission Company’s pipeline near Portland, Tennessee, and with several interstate pipelines at the Chicago Hub near Joliet, Illinois;

•	Viking Gas Transmission, which is a bidirectional system that interconnects with a TransCanada Corporation pipeline near Emerson, Manitoba, and ANR Pipeline Company near Marshfield, Wisconsin;

•	Guardian Pipeline, which interconnects with several pipelines at the Chicago Hub near Joliet, Illinois, and with local natural gas distribution companies in Wisconsin; and

•	OkTex Pipeline, which has interconnections with several pipelines in Oklahoma, Texas and New Mexico.

Intrastate Pipelines - ONEOK Partners’ intrastate natural gas pipeline assets in Oklahoma transport natural gas through the state and have access to the major natural gas producing formations, including the Cana-Woodford Shale, Woodford Shale, Springer Shale, Granite Wash, Stack, SCOOP and Mississippian Lime. ONEOK Partners’ intrastate natural gas pipeline assets in Oklahoma serve end-use markets, such as local distribution companies and power generation companies. In Texas, ONEOK Partners’ intrastate natural gas pipelines are connected to the major natural gas producing formations in the Texas Panhandle, including the Granite Wash formation and Delaware and Cline producing formations in the Permian Basin. The pipelines are capable of transporting natural gas throughout the western portion of Texas, including the Waha Hub where other pipelines may be accessed for transportation to western markets, exports to Mexico, the Houston Ship Channel market to the east and the Mid-Continent market to the north. ONEOK Partners also has access to the natural gas producing formations in south central Kansas. Through its Roadrunner joint venture, ONEOK Partners is constructing a pipeline to transport natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas. The Roadrunner pipeline will connect with ONEOK Partners’ existing natural gas pipeline and storage infrastructure in Texas and, together with its WesTex intrastate natural gas pipeline expansion project, is expected to create a platform for future opportunities to deliver natural gas supply to Mexico.

Transportation Rates - ONEOK Partners’ transportation contracts for its regulated natural gas activities are based upon rates stated in the respective tariffs. The tariffs provide both the general terms and conditions for the facilities and the maximum allowed rates customers can be charged by type of service, which may be discounted to meet competition if necessary. The rates are established at FERC or the appropriate state jurisdictional agencies. The revenues are primarily fee based from the following types of services:

•
Firm service - Customers reserve a fixed quantity of pipeline capacity for a specified period of time, which obligates the customer to pay regardless of usage. Under this type of contract, the customer pays a monthly fixed fee and incremental fees, known as commodity charges, which are based on the actual volumes of natural gas they transport or store. In addition, ONEOK Partners may retain a percentage of fuel in-kind based on the volumes of natural gas transported. Under the firm service contract, the customer generally is guaranteed access to the capacity they reserve.

•
Interruptible service - Under interruptible service transportation agreements, the customer may utilize available capacity after firm service requests are satisfied. The customer is not guaranteed use of ONEOK Partners’ pipelines unless excess capacity is available. Customers typically are assessed fees, such as a commodity charge, and ONEOK Partners may retain a specified volume of natural gas in-kind based on their actual usage.

Storage - ONEOK Partners owns natural gas storage facilities located in Texas and Oklahoma that are connected to its intrastate natural gas pipelines. It also has underground natural gas storage facilities in Kansas. In Texas and Kansas, natural gas storage operations may be regulated by the state in which the facility operates and by the FERC for certain types of services. In Oklahoma, natural gas storage operations are not subject to rate regulation by the state and have market-based rate authority from the FERC for certain types of services.

Storage Rates - The revenues are primarily fee based from the following types of services:

•
Firm Service - Customers reserve a specific quantity of storage capacity, including injection and withdrawal rights, and generally pay fixed fees based on the quantity of capacity reserved plus an injection and withdrawal fee. Firm storage contracts typically have terms longer than one year.

•
Park-and-Loan Service - An interruptible service offered to customers providing the ability to park (inject) or loan (withdraw) natural gas into or out of storage, typically for monthly terms. Customers reserve the right to park or loan natural gas based on a specified quantity, including injection and withdrawal rights when capacity is available.

Unconsolidated Affiliates - The Natural Gas Pipelines segment includes the following unconsolidated affiliates:

•
50 percent interest in Northern Border Pipeline, which owns a FERC-regulated interstate pipeline that transports natural gas from the Montana-Saskatchewan border near Port of Morgan, Montana, to a terminus near North Hayden, Indiana.

•
50 percent interest in Roadrunner, which is currently under construction, with Phase I expected to be completed in the first quarter 2016. The Roadrunner pipeline will transport natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas.

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

Interstate - Guardian Pipeline, Midwestern Gas Transmission and Viking Gas Transmission access supply from the major producing regions of the Mid-Continent, Rocky Mountains, Canada, Gulf Coast and the Northeast. The current supply of natural gas for Northern Border Pipeline is primarily sourced from Canada; however, as the Williston Basin supply area continues to develop, more natural gas supply from this area is expected to be transported on Northern Border Pipeline to markets near Chicago. In addition, supply volumes from nontraditional natural gas production areas, such as the Marcellus and Utica shale area in the Northeast, may compete with and displace volumes from the Mid-Continent, Rocky Mountain and Canadian supply sources in our markets. Factors that may impact the supply of Canadian natural gas transported by ONEOK Partners’ pipelines are primarily the availability of United States supply, Canadian natural gas available for export, Canadian storage capacity, government regulation and demand for Canadian natural gas in Canada and United States consumer markets.

Intrastate and Storage - ONEOK Partners’ intrastate pipelines and storage assets may be impacted by the pace of drilling activity by crude oil and natural gas producers and the decline rate of existing production in the major natural gas production areas in the Mid-Continent region, which includes the Cana-Woodford Shale, Granite Wash and Mississippian Lime areas, Hugoton Basin and Central Kansas Uplift Basin.

Demand - Demand for services is related directly to the segment’s access to supply and the demand for natural gas by the markets that its natural gas pipelines and storage facilities serve. Demand is also affected by weather, the economy, natural gas price volatility and regulatory changes.

•	Weather - The effect of weather on its natural gas pipelines operations is discussed below under “Seasonality.”

•	Economy - The strength of the economy directly impacts manufacturing and industrial companies that consume natural gas.

•
Price volatility - Commodity price volatility can influence producers’ decisions related to the production of natural gas. This segment’s pipeline customers, primarily natural gas and electric utilities, require natural gas to operate their businesses and generally are not impacted by location price differentials. However, narrower location price differentials may impact demand for the segment’s services from natural gas marketers as discussed below under “Commodity Prices.”

•
Regulatory - Demand for this segment’s services is also affected as coal-fired electric generators are retired and replaced with alternative power generation fuels such as natural gas. EPA regulations on emissions from coal-fired electric-generation plants, including the Maximum Achievable Control Technology Standards and the Mercury and Air Toxics Standards, have increased the demand for natural gas as a fuel for electric generation, as well as related transportation and storage services. The demand for natural gas and related transportation and storage services is expected to increase over the next several years as these regulations continue to be implemented.

Commodity Prices - As a result of excess supplies of natural gas and the addition of natural gas infrastructure, the natural gas location and seasonal price differentials have remained narrow across the regions where ONEOK Partners operates. Although ONEOK Partners’ revenues are primarily fee based, commodity prices can affect its results of operations.

•
Transportation - ONEOK Partners is exposed to market risk through interruptible contracts or when existing firm contracts expire and are subject to renegotiation with customers that have competitive alternatives.

•	Storage - Natural gas storage revenue is impacted by the differential between forward pricing of natural gas physical contracts and the price of natural gas on the spot market.

•	Fuel - ONEOK Partners’ fuel costs and the value of the retained fuel in-kind received for its services also are impacted by changes in the price of natural gas.

Seasonality - Demand for natural gas is seasonal. Weather conditions throughout North America may significantly impact regional natural gas supply and demand. High temperatures may increase demand for gas-fired electric generation needed to meet the electricity demand required to cool residential and commercial properties. Cold temperatures may lead to greater demand for ONEOK Partners’ transportation services due to increased demand for natural gas to heat residential and commercial properties. Low precipitation levels may impact the demand for natural gas that is used to fuel irrigation activity in the Mid-Continent region.

To the extent that pipeline capacity is contracted under firm-service transportation agreements, revenue, which is generated primarily from fixed fee charges, is not significantly impacted by seasonal throughput variations. However, when transportation agreements expire, seasonal demand may affect the value of firm-service transportation capacity.

Natural gas storage is necessary to balance the relatively steady natural gas supply with the seasonal demand of residential, commercial and electric-generation users. The majority of ONEOK Partners’ storage capacity is contracted under firm-service agreements; however, it retains a portion of its storage capacity for operational purposes, and the remaining capacity is used to provide park-and-loan services.

Competition - This segment’s natural gas pipelines and storage facilities compete directly with other intrastate and interstate pipeline companies and other storage facilities. Competition among pipelines and natural gas storage facilities is based primarily on fees for services, quality and reliability of services provided, current and forward natural gas prices, proximity to natural gas supply areas and markets, and access to capital. Competition for natural gas transportation services continues to increase as new infrastructure projects are completed and the FERC and state regulatory bodies continue to encourage more competition in the natural gas markets. Regulatory bodies also are encouraging the use of natural gas for electric generation that has traditionally been fueled by coal. The cost of coal and the associated rail transportation continues to compete with natural gas for this market; however, the clean-burning aspects of natural gas and abundance of supply make it an economically competitive and environmentally advantaged alternative. We believe that ONEOK Partners’ pipelines and storage assets compete effectively due to their strategic locations connecting supply areas to market centers and other pipelines.

Customers - This segment’s natural gas pipeline assets primarily serve local natural gas distribution companies, electric-generation facilities, large industrial companies, municipalities, irrigation customers and marketing companies. Utility customers generally require ONEOK Partners’ services regardless of commodity prices. In 2015, more than 85 percent of the revenues in this segment were from investment-grade customers, as rated by S&P or Moody’s, or our comparable internal ratings, or secured by letters of credit or other collateral. In addition, the majority of the Natural Gas Pipeline segment’s pipeline tariffs provide ONEOK Partners the ability to require security from shippers.

Government Regulation - Interstate - ONEOK Partners’ interstate natural gas pipelines are regulated under the Natural Gas Act and Natural Gas Policy Act, which give the FERC jurisdiction to regulate virtually all aspects of this business, such as transportation of natural gas, rates and charges for services, construction of new facilities, depreciation and amortization policies, acquisition and disposition of facilities, and the initiation and discontinuation of services.

In November 2012, the FERC initiated a review of Viking Gas Transmission’s rates pursuant to Section 5 of the Natural Gas Act. The parties reached agreement on the terms of a settlement that provides for a 2 percent reduction in transportation rates. The settlement was approved by the FERC in December 2013, and the revised rates became effective January 1, 2014.

In August 2014, Viking Gas Transmission filed a prefiling “Stipulation and Agreement in Resolutions of All Issues Concerning Adjustment in Rates of Viking Gas Transmission Company” (settlement) with the FERC. The settlement was approved on October 1, 2014, and became final on October 31, 2014. Rates under the settlement became effective January 1, 2015.

Intrastate - ONEOK Partners’ intrastate natural gas pipelines in Oklahoma, Kansas and Texas are regulated by the OCC, KCC and RRC, respectively. While it has flexibility in establishing natural gas transportation rates with customers, there is a maximum rate that it can charge its customers in Oklahoma and Kansas. In Kansas and Texas, natural gas storage may be regulated by the state and by the FERC for certain types of services. In Oklahoma, natural gas storage is not subject to rate regulation by the state, and ONEOK Partners has market-based rate authority from the FERC for certain types of services.

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

In June 2013, the Executive Office of the President of the United States (the President) issued the President’s Climate Action Plan, which includes, among other things, plans for further regulatory actions to reduce carbon emissions from various sources. In March 2014, the President released the Climate Action Plan - Strategy to Reduce Methane Emissions (Methane Strategy) that lists a number of actions the federal agencies will undertake to continue to reduce above-ground methane emissions from several industries, including the oil and natural gas sectors. The proposed measures outlined in the Methane Strategy include, without limitation, the following: collaboration with the states to encourage emission reductions; standards to minimize natural gas venting and flaring on public lands; policy recommendations for reducing emissions from energy infrastructure to increase the performance of the nation’s energy transmission, storage and distribution systems; and continued efforts by PHMSA to require pipeline operators to take steps to eliminate leaks and prevent accidental methane releases and evaluate the progress of states in replacing cast-iron pipelines. The impact of any such regulatory actions on ONEOK Partners’ facilities and operations is unknown. ONEOK Partners continues to monitor these developments and the impact they may have on its businesses. Revised or additional statutes or regulations that result in increased compliance costs or additional operating restrictions could have a significant impact on our financial position, results of operations and cash flows.

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

In October 2015, PHMSA issued a notice of proposed rule-making to its hazardous liquid pipeline safety regulations. Among other things, the proposed regulations would expand the current leak-detection requirements, apply new, more conservative repair criteria and establish timelines for inspecting pipeline facilities potentially affected by an extreme weather event or natural disaster. The proposal would also increase the stringency of integrity management program requirements and set deadlines for the use of internal inspection tools on certain systems. Comments on the proposed rule-making were due by January 2016. The potential capital and operating expenditures related to the referenced legislation and regulations are unknown, but we do not anticipate a material impact to ONEOK Partners’ planned capital, operations and maintenance costs resulting from compliance with the current or pending regulations.

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

In April 2014, the EPA and the United States Army Corps of Engineers proposed a joint rule-making to redefine the definition of “Waters of the United States” under the Clean Water Act. The final rule was published in June 2015 and became effective on August 28, 2015. Multiple legal actions on the final rule were filed. In October 2015, the Unites States Court of Appeals for the Sixth Circuit entered an order of stay, which is still in effect, and postponed the effect of the final rule nationwide until it decided further proceedings in the case. The final rule is not expected to result in material impacts on ONEOK Partners’ projects, facilities and operations.

The EPA’s “Triggering and Tailoring Rules” regulate GHG emissions at new or modified facilities that meet certain criteria. Affected facilities are required to review best available control technology (BACT) and conduct air-quality analysis, impact analysis and public reviews with respect to such emissions. At current emission threshold levels, this rule has had a minimal impact on ONEOK Partners’ existing facilities. In addition, in June 2014, the Supreme Court of the United States (Supreme Court), in a case styled, Utility Air Regulatory Group v. EPA, 530 U.S. (2014), held that an industrial facility’s potential to emit GHG emissions alone cannot subject a facility to the permitting requirements for major stationary source provisions of the Clean Air Act. The decision invalidated the EPA’s current Triggering and Tailoring Rule for GHG Prevention of Significant Deterioration (PSD) and Title V requirements as applied to facilities considered major sources only for GHGs (referred to as Step 2 sources). However, the Supreme Court also ruled that to the extent a source pursues a capital project (new construction or expansion of existing facility), which otherwise subjects the source to major source PSD permitting for conventional criteria pollutants, the permitting authorities may impose BACT analysis and emission limits for GHGs from those sources.

In April 2015, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit), on remand from the Supreme Court, issued its order following the Supreme Court’s decision in Utility Air Regulatory Group v. EPA. The D.C. Circuit’s order: (1) formally vacated EPA regulations implementing the Tailoring Rule to the extent that they require a stationary source to obtain a PSD or Title V permit based solely on the source’s GHG emissions; and (2) ordered the EPA to consider whether any further revisions to its regulations are appropriate in light of the Supreme Court’s decision. In April

2015, the EPA issued a direct final rule to allow for the rescission of Clean Air Act PSD permits issued by the EPA or delegated state and local permitting authorities under Step 2 of the GHG Tailoring Rule. The direct final rule was to become effective unless adverse comments were received by the EPA. In August 2015, the EPA published the direct final rule to confirm that no adverse comments were received and that the rule was now in effect. We do not expect the direct final rule to have a material impact on ONEOK Partners’ existing operations or design decisions for new project applications.

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

In September 2015, the EPA published several proposed rule-makings that affect the oil and gas industry. The rule-makings included, but were not limited to, proposed amendments to the NSPS rule. The proposed amendments to the NSPS rule included, in part, the proposed direct regulation of methane emissions for the first time as an individual air pollutant from oil and gas sources, as part of the President’s Methane Strategy. The public comments period on the proposed rule-makings ended on December 4, 2015.

In October 2015, the EPA issued a final rule-making to amend downward the National Ambient Air Quality Standards (NAAQS) for ground level ozone. The final rule requires revised designations of the areas in the various states for classification as in attainment or nonattainment for the new ozone NAAQS. Any areas determined to not attain the ozone NAAQS will implicate more strict air permitting requirements for new or modified sources that emit pollutants that contribute to ground level ozone.

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

EMPLOYEES

At January 31, 2016, we employed 2,364 people.

EXECUTIVE OFFICERS

All executive officers are elected annually by our Board of Directors. Our executive officers listed below include the officers who have been designated by our Board of Directors as our Section 16 executive officers.

Name and Position	Age	Business Experience in Past Five Years
John W. Gibson	63	2014 to present	Chairman of the Board, ONEOK and ONEOK Partners
Chairman of the Board		2012 to 2014	Chairman and Chief Executive Officer, ONEOK and ONEOK Partners
		2011	Chairman, President and Chief Executive Officer, ONEOK
		2011	Vice Chairman of the Board of Directors, ONEOK
		2010 to 2011	President and Chief Executive Officer, ONEOK
		2010 to 2011	Chairman, President and Chief Executive Officer, ONEOK Partners
Terry K. Spencer	56	2014 to present	President and Chief Executive Officer, ONEOK and ONEOK Partners
President and Chief Executive Officer		2012 to 2014	President, ONEOK and ONEOK Partners
		2010 to present	Member of the Board of Directors, ONEOK Partners
		2009 to 2011	Chief Operating Officer, ONEOK Partners
Robert F. Martinovich	58	2015 to present	Executive Vice President and Chief Administrative Officer, ONEOK and ONEOK Partners
Executive Vice President and Chief Administrative Officer		2014 to 2015	Executive Vice President, Commercial, ONEOK and ONEOK Partners
		2013 to 2014	Executive Vice President, Operations, ONEOK and ONEOK Partners
		2012	Executive Vice President, Chief Financial Officer and Treasurer, ONEOK and ONEOK Partners
		2011 to 2012	Member of the Board of Directors, ONEOK Partners
		2011	Senior Vice President, Chief Financial Officer and Treasurer, ONEOK and ONEOK Partners
		2009 to 2011	Chief Operating Officer, ONEOK
Walter S. Hulse III	52	2015 to present	Executive Vice President, Strategic Planning and Corporate Affairs, ONEOK and ONEOK Partners
Executive Vice President, Strategic Planning and Corporate Affairs		2012 to 2015	Managing Member, Spinnaker Strategic Advisory Services, LLC
		2007 to 2011	Vice Chairman of Investment Banking and Managing Director, UBS Securities LLC
Wesley J. Christensen	62	2014 to present	Senior Vice President, Operations, ONEOK and ONEOK Partners
Senior Vice President, Operations		2011 to 2014	Senior Vice President, Operations, ONEOK Partners
		2007 to 2011	Senior Vice President, Natural Gas Liquids Operations
Stephen W. Lake	52	2012 to present	Senior Vice President, General Counsel and Assistant Secretary, ONEOK and ONEOK Partners
Senior Vice President, General Counsel and Assistant Secretary		2011	Senior Vice President, Associate General Counsel and Assistant Secretary, ONEOK and ONEOK Partners
		2008 to 2011	Executive Vice President and General Counsel, McJunkin Red Man Corporation
Derek S. Reiners	44	2013 to present	Senior Vice President, Chief Financial Officer and Treasurer, ONEOK and ONEOK Partners
Senior Vice President, Chief Financial Officer and Treasurer		2009 to 2012	Senior Vice President and Chief Accounting Officer, ONEOK and ONEOK Partners
Sheppard F. Miers III	47	2013 to present	Vice President and Chief Accounting Officer, ONEOK and ONEOK Partners
Vice President and Chief Accounting Officer		2009 to 2012	Vice President and Controller, ONEOK Partners

No family relationships exist between any of the executive officers, nor is there any arrangement or understanding between any executive officer and any other person pursuant to which the officer was selected.

INFORMATION AVAILABLE ON OUR WEBSITE

We make available, free of charge, on our website (www.oneok.com) copies of our Annual Reports, Quarterly Reports, Current Reports on Form 8-K, amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Copies of our Code of Business Conduct and Ethics, Governance Guidelines, Bylaws and the written charter of our Audit Committee also are available on our website, and we will provide copies of these documents upon request. Our website and any contents thereof are not incorporated by reference into this report.

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

ITEM 1A.    RISK FACTORS

Our investors should consider the following risks that could affect us and our business. Although we have tried to identify key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our financial performance. Risks related to ONEOK Partners’ business discussed below will also affect us indirectly as we are the sole general partner and, as of December 31, 2015, owned 41.2 percent of ONEOK Partners. Investors should carefully consider the following discussion of risks and the other information included or incorporated by reference in this Annual Report, including “Forward-Looking Statements,” which are included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RISK FACTORS INHERENT IN ONEOK’S BUSINESS

Our cash flow depends heavily on the earnings and distributions of ONEOK Partners.

Our partnership interest in ONEOK Partners is our primary cash-generating source. Therefore, our cash flow is heavily dependent upon the ability of ONEOK Partners to make cash distributions to its partners. A significant decline in ONEOK Partners’ earnings and/or cash distributions could have a corresponding negative impact on us. For information on the risk factors inherent in the business of ONEOK Partners, see the section below entitled “Additional Risk Factors Related to ONEOK Partners’ Business” and Item 1A, Risk Factors in the ONEOK Partners’ Annual Report.

Our indebtedness could impair our financial condition and our ability to fulfill our obligations.

As of December 31, 2015, we had total indebtedness of approximately $1.6 billion, which excludes the debt of ONEOK Partners. Our indebtedness could have significant consequences. For example, it could:

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

We have a holding company structure in which our subsidiaries conduct our operations and own our operating assets.

We are a holding company, and our subsidiaries conduct all of our operations and own all of our operating assets. We do not have significant assets other than our interests in ONEOK Partners and the equity in our subsidiaries. As a result, our ability to pay dividends to our shareholders and to service our debt depends on the performance of our subsidiaries and their ability to distribute funds to us. The ability of our subsidiaries to make distributions to us may be restricted by, among other things, partnership agreements, credit facilities, applicable state partnership laws and other laws and regulations. If we are unable to obtain funds from our subsidiaries, we may not be able to pay dividends to our shareholders or to pay interest or principal on our debt when due.

Although we control ONEOK Partners, we may have conflicts of interest with ONEOK Partners that could subject us to claims that we have breached our fiduciary duty to ONEOK Partners and its unitholders.

We are the sole general partner and owned 41.2 percent of ONEOK Partners as of December 31, 2015. Conflicts of interest may arise between us and ONEOK Partners and its unitholders In resolving these conflicts, we may favor our own interests and the interests of our affiliates over the interests of ONEOK Partners and its unitholders as long as the resolution does not conflict with the Partnership Agreement or our fiduciary duties to ONEOK Partners and its unitholders.

If we are not fully reimbursed or indemnified for obligations and liabilities we incur in managing the business and affairs of ONEOK Partners, the value of our shares could decline.

In our capacity as the general partner of ONEOK Partners, we may make expenditures on ONEOK Partners’ behalf for which we will seek reimbursement from ONEOK Partners. In addition, under Delaware partnership law, we have, in our capacity as ONEOK Partners’ general partner, unlimited liability for the obligations of ONEOK Partners, such as ONEOK Partners’ debts and environmental liabilities, except for those contractual obligations of ONEOK Partners that are expressly made without recourse to the general partner and as limited by the Partnership Agreement. To the extent we incur obligations on behalf of ONEOK Partners, we are entitled to be reimbursed or indemnified by ONEOK Partners. If ONEOK Partners is unable or unwilling to reimburse or indemnify us, we may be unable to satisfy these liabilities or obligations, which would likely reduce the value of our shares.

ONEOK Partners’ unitholders have the right to remove us as their general partner with the approval of the holders of 66 2/3 percent of all units, excluding the units held by us, which would cause us to lose our general partner interest and incentive distribution rights in OKS and the ability to manage them.

We currently manage ONEOK Partners through our ownership of its general partner interest. The Partnership Agreement gives common unitholders of ONEOK Partners the right to remove the general partner of ONEOK Partners upon the affirmative vote of holders of 66 2/3 percent of ONEOK Partners’ outstanding units, excluding the units held by the general partner and its affiliates. If we were removed as general partner of ONEOK Partners, we would receive cash or common units in exchange for our 2.0 percent general partner interest and incentive distribution rights, and our Class B units would have the right to share in Partnership quarterly cash distributions based on 123.5 percent of the amount of any Partnership cash distribution, but we would lose the ability to manage ONEOK Partners. Although the common units or cash we would receive are intended under the terms of the Partnership Agreement to fully compensate us in the event such an exchange is required, the value of these common units or investments we make with the cash over time may not be equivalent to the value of the general partner interest and the incentive distribution rights had we retained them.

A reduction in ONEOK Partners’ cash distributions would disproportionately affect the amount of cash distributions to which we are entitled.

Through our ownership of the incentive distribution rights in ONEOK Partners, we are entitled to receive our pro rata share of specified percentages of total cash distributions made by ONEOK Partners as it reaches established target cash distribution levels as specified in the the Partnership Agreement. We currently receive a portion of our pro rata share of cash distributions from ONEOK Partners based on the highest incremental percentage, 50 percent, to which we are entitled pursuant to our incentive distribution rights in ONEOK Partners. As a result, any reduction in quarterly cash distributions from ONEOK Partners would have the effect of disproportionately reducing the amount of all cash distributions that we receive from ONEOK Partners based on our ownership interest in the incentive distribution rights in ONEOK Partners as compared to cash distributions we receive on our General Partner interest in ONEOK Partners and our ONEOK Partners common units.

Cash distributions on our incentive distribution rights in ONEOK Partners are more uncertain than cash distributions on the common and Class B units we hold.

Our ownership of the incentive distribution rights in ONEOK Partners entitles us to receive our pro rata share of specified percentages of total cash distributions made by ONEOK Partners with respect to any particular quarter only in the event that ONEOK partners distributes more than $0.3025 per unit for such quarter. As a result, the holders of ONEOK Partners’ common and Class B units have a priority over the holders of ONEOK Partners’ incentive distribution rights to the extent of cash distributions by ONEOK Partners up to and including $0.3025 per unit for any quarter. This priority results in greater certainty of common unitholders and Class B unitholders receiving distributions, when compared to holders of incentive distribution rights.

ONEOK Partners may issue additional units, which may increase the risk that ONEOK Partners will not have sufficient available cash to maintain or increase its per unit cash distribution level.

ONEOK Partners may issue additional units, including units that rank senior to the ONEOK Partners’ common units, Class B units and the incentive distribution rights as to quarterly cash distributions. The payment of cash distributions on those additional units may increase the risk that ONEOK Partners may not have sufficient cash available to maintain or increase its per unit distribution level, which in turn may impact the available cash that we receive from ONEOK Partners to pay dividends. To the extent these units are senior to the common units, Class B units or the incentive distribution rights, there is an increased risk that we will not receive the same level or increased cash distributions on the common units, Class B units and incentive distribution rights we own. Neither the common units, Class B units nor the incentive distribution rights are entitled to any arrearages from prior quarters.

Our ability to sell our partnership interests in ONEOK Partners may be limited by securities law restrictions and liquidity constraints.

All of the approximately 41.3 million common units and approximately 73.0 million Class B units of ONEOK Partners that we own are either unregistered, restricted or control securities or registered control securities within the meaning of Rule 144 under the Securities Act, and thus cannot be sold by us without registration or an applicable exemption from registration. Pursuant to the terms of the Partnership Agreement, we only have registration rights with respect to such ONEOK Partners common units and Class B units if Rule 144 of the Securities Act (or any successor rule or regulation to Rule 144) or another exemption from registration is not available to enable us to dispose of such ONEOK Partners common units or Class B units at the time we desire to do so without registration under the Securities Act. Due to the foregoing limitation, we are primarily limited to sales pursuant to Rule 144, which limits selling into the market in any three-month period to an amount of ONEOK Partners’ common and/or Class B units that does not exceed the greater of 1 percent of the total number of ONEOK Partners’ common units outstanding or the average weekly reported trading volume of ONEOK Partners’ common units for the four calendar weeks prior to the sale. In addition, we face contractual limitations on our ability to sell our general partner interest and incentive distribution rights, and the market for such interests is illiquid.

Holders of our common stock may not receive dividends in the amount identified in guidance, or any dividends at all.

We may not have sufficient cash each quarter to pay dividends or maintain current or expected levels of dividends. The actual amount of cash we pay in the form of dividends may fluctuate from quarter to quarter and will depend on various factors, some of which are beyond our control, including the amount of cash that ONEOK Partners distributes to us, our working capital needs, our ability to borrow, the restrictions contained in our indentures and credit facility, our debt service requirements and the cost of acquisitions, if any. A failure either to pay dividends or to pay dividends at expected levels could result in a loss of investor confidence, reputational damage and a decrease in the value of our stock price.

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

The capital and global credit markets have experienced volatility and disruption in the past. In many cases during these periods, the capital markets have exerted downward pressure on equity values and reduced the credit capacity for certain companies. Much of ONEOK Partners’ business is capital intensive, and its ability to grow is dependent, in part, upon our and ONEOK Partners’ ability to access capital at rates and on terms we determine to be attractive. Similar or more severe levels of global market disruption and volatility may have an adverse effect on us or ONEOK Partners resulting from, but not limited to, disruption of access to capital and credit markets, difficulty in obtaining financing necessary to expand facilities or acquire assets, increased financing costs and increasingly restrictive covenants. If we or ONEOK Partners’ are unable to access capital at competitive rates, ONEOK Partners’ strategy of enhancing the earnings potential of its existing assets, including through capital-growth projects and acquisitions of complementary assets or businesses, may be affected adversely. A number of factors could affect adversely our and ONEOK Partners’ ability to access capital, including: (i) general economic conditions; (ii) capital market conditions; (iii) market prices for natural gas, NGLs and other hydrocarbons; (iv) the overall health of the energy and related industries; (v) ability to maintain investment-grade credit ratings; (vi) unit price and (vii) capital structure. If our and ONEOK Partners’ ability to access capital becomes constrained significantly, our and ONEOK Partners’ interest costs and cost of equity will likely increase and could affect adversely our financial condition and future results of operations.

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

We have developed and implemented a comprehensive set of policies and procedures that involve both our senior management and the Audit Committee of our Board of Directors to assist us in managing risks associated with, among other things, the marketing, trading and risk-management activities associated with our business segments. Our risk policies and procedures are intended to align strategies, processes, people, information technology and business knowledge so that risk is managed throughout the organization. As conditions change and become more complex, current risk measures may fail to adequately assess the relevant risk due to changes in the market and the presence of risks previously unknown to us. Additionally, if employees fail to adhere to our policies and procedures or if our policies and procedures are not effective, potentially because of future conditions or risks outside of our control, we may be exposed to greater risk than we had intended. Ineffective risk-management policies and procedures or violation of risk-management policies and procedures could have an adverse affect on our earnings, financial position or cash flows.

Our use of financial instruments to hedge interest-rate risk may result in reduced income.

We and ONEOK Partners utilize financial instruments to mitigate our exposure to interest-rate fluctuations. Hedging instruments that are used to reduce our exposure to interest-rate fluctuations could expose us to risk of financial loss, including where we have contracted for variable-rate swap instruments to hedge fixed-rate instruments and the variable rate exceeds the fixed rate. In addition, these hedging arrangements may limit the benefit we would otherwise receive if we had contracted for fixed-rate swap agreements to hedge variable-rate instruments and the variable rate falls below the fixed rate.

An impairment of goodwill, long-lived assets, including intangible assets, and equity-method investments could reduce our earnings.

Goodwill is recorded when the purchase price of a business exceeds the fair market value of the tangible and separately measurable intangible net assets. GAAP requires us to test goodwill and intangible assets with indefinite useful lives for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. Long-lived assets, including intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the investments ONEOK Partners accounts for under the equity method, the impairment test considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. For example, if the current energy commodity price environment persists for a prolonged period or further declines, it could result in lower volumes delivered to ONEOK Partners’ systems and impairments of ONEOK Partners’ assets or equity-method investments. If we determine that an impairment is indicated, we would be required to take an immediate noncash charge to earnings with a correlative effect on our equity and balance sheet leverage as measured by consolidated debt to total capitalization.

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

If we fail to maintain an effective system of internal controls, we may not be able to report accurately our financial results or prevent fraud. As a result, current and potential holders of our equity and debt securities could lose confidence in our financial reporting, which would harm our business and cost of capital.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. We cannot be certain that our efforts to maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to continue to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our equity interests.

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

ADDITIONAL RISK FACTORS RELATED TO ONEOK PARTNERS’ BUSINESS

Risks related to ONEOK Partners’ business discussed below will also affect us as we are the sole general partner and, as of December 31, 2015, owned 41.2 percent of ONEOK Partners.

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

If the level of drilling and production in the Mid-Continent, Rocky Mountain, Permian Basin and Gulf Coast regions declines substantially near its assets, ONEOK Partners’ volumes and revenue could decline.

ONEOK Partners’ gathering and transportation pipeline systems are connected to, and dependent on the level of production from, natural gas and crude oil wells, from which production will naturally decline over time. As a result, its cash flows associated with these wells will also decline over time. In order to maintain or increase throughput levels on ONEOK Partners’ gathering and transportation pipeline systems and the asset utilization rates at its processing and fractionation plants, it must continually obtain new supplies. ONEOK Partners’ ability to maintain or expand its businesses depends largely on the level of drilling and production by third parties in the Mid-Continent, Rocky Mountain, Permian Basin and Gulf Coast regions. ONEOK Partners’ natural gas and NGL supply volumes may be impacted if producers curtail or redirect drilling and production activities. Drilling and production are impacted by factors beyond ONEOK Partners’ control, including:

•	demand and prices for natural gas, NGLs and crude oil;

•	producers’ access to capital;

•	producers’ finding and development costs of reserves;

•	producers’ desire and ability to obtain necessary permits in a timely and economic manner;

•	natural gas field characteristics and production performance;

•	surface access and infrastructure issues; and

•	capacity constraints on natural gas, crude oil and natural gas liquids infrastructure from the producing areas and ONEOK Partners’ facilities.

Commodity prices have declined substantially and experienced significant volatility. Drilling and production activity levels may vary across ONEOK Partners’ geographic areas; however, a prolonged period of low commodity prices may reduce drilling and production activities across all areas. If ONEOK Partners’ is not able to obtain new supplies to replace the natural decline in volumes from existing wells or because of competition, throughput on its gathering and transportation pipeline systems and the utilization rates of its processing and fractionation facilities would decline, which could have a material adverse effect on its business, results of operations, financial position and cash flows, and its ability to make cash distributions.

ONEOK Partners is exposed to the credit risk of its customers or counterparties, and its credit risk management may not be adequate to protect against such risk.

ONEOK Partners is subject to the risk of loss resulting from nonpayment and/or nonperformance by ONEOK Partners’ customers or counterparties. ONEOK Partners’ customers or counterparties may experience rapid deterioration of their financial condition as a result of changing market conditions, commodity prices or financial difficulties that could impact their creditworthiness or ability to pay ONEOK Partners for its services. ONEOK Partners assesses the creditworthiness of its customers or counterparties and obtains collateral or contractual terms as it deems appropriate. ONEOK Partners cannot, however, predict to what extent its business may be impacted by deteriorating market or financial conditions, including possible declines in its customers’ and counterparties’ creditworthiness. The recent decline in commodity prices has negatively impacted the financial condition of certain customers and counterparties and further declines, a prolonged low commodity price environment, or continued volatility could impact their ability to meet their financial obligations to ONEOK Partners. ONEOK Partners’ customers and counterparties may not perform or adhere to its existing or future contractual arrangements. To the extent ONEOK Partners’ customers and counterparties are in financial distress or commence bankruptcy proceedings, contracts with them may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code. If ONEOK Partners fails to assess adequately the creditworthiness of existing or future customers and counterparties, any material nonpayment or nonperformance by its customers and counterparties due to inability or unwillingness to perform or adhere to contractual arrangements could have a material adverse impact on ONEOK Partners’ business, results of operations, financial condition and ability to make cash distributions to its unitholders.

ONEOK Partners’ primary market areas are located in the Mid-Continent, Rocky Mountain, Permian Basin and Gulf Coast regions of the U.S. ONEOK Partners’ revenues are derived primarily from major integrated and independent exploration and production, pipeline, marketing and petrochemical companies. Therefore ONEOK Partners’ customers and counterparties may be similarly affected by changes in economic, regulatory or other factors that may affect its overall credit risk.

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

Many of ONEOK Partners’ pipeline and storage assets have been in service for several decades.

Many of ONEOK Partners’ pipeline and storage assets are designed as long-lived assets. Over time the age of these assets could result in increased maintenance or remediation expenditures and an increased risk of product releases and associated costs and liabilities. Any significant increase in these expenditures, costs or liabilities could materially adversely affect ONEOK Partners’ results of operations, financial position or cash flows, as well as its ability to pay cash distributions.

ONEOK Partners does not hedge fully against commodity price changes, seasonal price differentials, product price differentials or location price differentials. This could result in decreased revenues, increased costs and lower margins, adversely affecting its results of operations.

Certain of ONEOK Partners’ businesses are exposed to market risk and the impact of market fluctuations of natural gas, NGLs and crude oil prices. Market risk refers to the risk of loss of cash flows and future earnings arising from adverse changes in commodity prices. ONEOK Partners’ primary commodity price exposures arise from:

•	the value of the NGLs and natural gas it receives as a portion of its compensation for the natural gas gathering and processing services it provides;

•	the price differentials between the individual NGL products with respect to ONEOK Partners’ NGL transportation and fractionation agreements;

•	the location price differentials in the price of natural gas and NGLs with respect to ONEOK Partners’ natural gas and NGL transportation businesses;

•	the seasonal price differentials of natural gas and NGLs related to storage operations; and

•	the fuel costs and the value of the retained fuel in-kind in ONEOK Partners’ natural gas pipelines and storage operations.

To manage the risk from market price fluctuations of natural gas, NGLs and crude oil prices, ONEOK Partners may use derivative instruments such as swaps, futures, forwards and options. However, it does not hedge fully against commodity price changes and, therefore, it retains some exposure to market risk. Accordingly, any adverse changes to commodity prices could result in decreased revenue and increased costs.

ONEOK Partners’ use of financial instruments and physical forward transactions to hedge market-risk exposure to commodity price and interest-rate fluctuations may result in reduced income.

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

ONEOK Partners’ may not be able to develop and execute growth projects and acquire new assets which could result in reduced cash distributions to its unitholders and to ONEOK.

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

Growing ONEOK Partners’ business by constructing new pipelines and plants or making modifications to its existing facilities subjects ONEOK Partners to construction risk and supply risks should adequate natural gas or NGL supply be unavailable upon completion of the facilities.

One of the ways ONEOK Partners may grow its businesses is through the construction of new pipelines and new gathering, processing, storage and fractionation facilities and through modifications to ONEOK Partners’ existing pipelines and existing gathering, processing, storage and fractionation facilities. The construction and modification of pipelines and gathering, processing, storage and fractionation facilities may face the following risks:

•	projects may require significant capital expenditures, which may exceed ONEOK Partners’ estimates, and involves numerous regulatory, environmental, political, legal and weather-related uncertainties;

•	projects may increase demand for labor, materials and rights of way, which may, in turn, affect ONEOK Partners’ costs and schedule;

•	ONEOK Partners may be unable to obtain new rights of way to connect new natural gas or NGL supplies to its existing gathering or transportation pipelines;

•	if ONEOK Partners undertakes these projects, it may not be able to complete them on schedule or at the budgeted cost;

•
ONEOK Partners’ revenues may not increase immediately upon the expenditure of funds on a particular project.  For instance, if ONEOK Partners builds a new pipeline, the construction will occur over an extended period of time, and it will not receive any material increases in revenues until after completion of the project;

•	ONEOK Partners’ may have only limited natural gas or NGL supply committed to these facilities prior to their construction;

•	ONEOK Partners may construct facilities to capture anticipated future growth in production in a region in which anticipated production growth does not materialize;

•
ONEOK Partners may rely on estimates of proved reserves in its decision to construct new pipelines and facilities, which may prove to be inaccurate because there are numerous uncertainties inherent in estimating quantities of proved reserves; and

•	ONEOK Partners may be required to rely on third parties downstream of its facilities to have available capacity for its delivered natural gas or NGLs, which may not yet be operational.
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

ONEOK Partners may not be able to replace, extend or add additional customer contracts or contracted volumes on favorable terms, or at all, which could affect ONEOK Partners’ financial condition, the amount of cash available to pay distributions and its ability to grow.

Although many of ONEOK Partners’ customers and suppliers are subject to long-term contracts, if it is unable to replace or extend such contracts, add additional customers or otherwise increase the contracted volumes of natural gas and NGLs provided to it by current producers, in each case on favorable terms, if at all, ONEOK Partners’ financial condition, growth plans and the amount of cash available to pay distributions could be adversely affected. ONEOK Partners’ ability to replace, extend or add additional customer or supplier contracts, or increase contracted volumes of natural gas and NGLs from current producers, on favorable terms, or at all, is subject to a number of factors, some of which are beyond ONEOK Partners’ control, including:

•	the level of existing and new competition in ONEOK Partners’ businesses or from alternative fuel sources, such as electricity, coal, fuel oils or nuclear energy;

•	natural gas and NGL prices, demand, availability; and

•	margins in ONEOK Partners’ markets.

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

Pipeline safety laws and regulations may impose significant costs and liabilities.

New pipeline safety legislation that was signed into law in 2012, The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Pipeline Safety Act”), directed the Secretary of Transportation to promulgate new safety regulations for natural gas and hazardous liquids pipelines, including expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, testing to confirm the material strength of certain pipelines and operator verification of records confirming the maximum allowable pressure of certain gas transmission pipelines. The 2011 Pipeline Safety Act also increased the maximum penalty for violation of pipeline safety regulations from $100,000 to $200,000 per violation per day and also from $1 million to $2 million for a related series of violations. These regulations could cause ONEOK Partners to incur capital and operating expenditures for pipeline replacements or repairs, additional monitoring equipment or more frequent inspections or testing of its pipeline facilities, preventive or mitigating measures and other tasks that could result in higher operating costs or capital expenditures.

ONEOK Partners is subject to comprehensive energy regulation by governmental agencies, and the recovery of its costs are dependent on regulatory action.

Federal, state and local agencies have jurisdiction over many of ONEOK Partners’ activities, including regulation by the FERC of its interstate pipeline assets. The profitability of ONEOK Partners’ regulated operations is dependent on its ability to pass through costs related to providing energy and other commodities to its customers by filing periodic rate cases. The regulatory environment applicable to ONEOK Partners’ regulated businesses could impair its ability to recover costs historically absorbed by its customers.

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

Accounting policies for FERC-regulated companies permit certain assets that result from the regulated rate-making process to be recorded on ONEOK Partners’ balance sheet that could not be recorded under GAAP for nonregulated entities. ONEOK Partners considers factors such as regulatory changes and the impact of competition to determine the probability of future recovery of these assets. If ONEOK Partners determines future recovery is no longer probable, ONEOK Partners would be required to write off the regulatory assets at that time.

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

There is an inherent risk of incurring environmental costs and liabilities in ONEOK Partners’ business due to its handling of the products it gathers, transports, processes and stores, air emissions related to its operations, past industry operations and waste disposal practices, some of which may be material. Private parties, including the owners of properties through which ONEOK Partners’ pipeline systems pass, may have the right to pursue legal actions to enforce compliance as well as to seek damages for noncompliance with environmental laws and regulations or for personal injury or property damage arising from ONEOK Partners’ operations. Some sites ONEOK Partners operates are located near current or former third-party hydrocarbon storage and processing operations, and there is a risk that contamination has migrated from those sites to ONEOK Partners’ sites. In addition, increasingly strict laws, regulations and enforcement policies could increase significantly ONEOK Partners’ compliance costs and the cost of any remediation that may become necessary, some of which may be material. Additional information is included under Item 1, Business under “Regulatory, Environmental and Safety Matters” and in Note R of the Notes to Consolidated Financial Statements in this Annual Report.

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

ONEOK Partners believes it is likely that future governmental legislation and/or regulation may require it either to limit GHG emissions from its operations or to purchase allowances for such emissions that are actually attributable to its NGL customers. However, it cannot predict precisely what form these future regulations will take, the stringency of the regulations, or when they will become effective. Several legislative bills have been introduced in the United States Congress that would require carbon dioxide emission reductions. Previously considered proposals have included, among other things, limitations on the amount of GHGs that can be emitted (so called “caps”) together with systems of emissions allowances. These proposals could require ONEOK Partners to reduce emissions, even though the technology is not currently available for efficient reduction, or to purchase allowances for such emissions. Emissions also could be taxed independently of limits.

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

ONEOK Partners’ senior unsecured long-term debt and commercial paper program have been assigned an investment-grade rating of “Baa2” (Negative) and Prime-2, respectively, by Moody’s and “BBB” (Negative) and A-2, respectively, by S&P We cannot provide assurance that any of its current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant. Specifically, if Moody’s or S&P were to downgrade ONEOK Partners’ long-term debt or commercial paper rating, particularly below investment grade, its borrowing costs would increase, which would affect adversely its financial results, and its potential pool of investors and funding sources could decrease. Ratings from credit agencies are not recommendations to buy, sell or hold ONEOK Partners’ securities. Each rating should be evaluated independently of any other rating.

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

As of December 31, 2015, ONEOK Partners had total indebtedness of approximately $7.3 billion. Its indebtedness could have significant consequences. For example, it could:

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

The natural gas industry is relying increasingly on natural gas supplies from nonconventional sources, such as shale and tight sands. Natural gas extracted from these sources frequently requires hydraulic fracturing, which involves the pressurized injection of water, sand, and chemicals into the geologic formation to stimulate natural gas production. Recently, there have been initiatives at the federal and state levels to regulate or otherwise restrict the use of hydraulic fracturing or the disposal of waste water used in the hydraulic fracturing process, and several states have adopted regulations that impose more stringent permitting, disclosure and well-completion requirements on hydraulic fracturing operations. Legislation or regulations placing restrictions on hydraulic fracturing activities, including waste-water disposal, could impose operational delays, increased operating costs and additional regulatory burdens on exploration and production operators, which could reduce their production of unprocessed natural gas and, in turn, adversely affect ONEOK Partners’ revenues and results of operations by decreasing the volumes of unprocessed natural gas and NGLs gathered, treated, processed, fractionated and transported on ONEOK Partners’ or its joint ventures’ natural gas and natural gas liquids pipelines, several of which gather unprocessed natural gas and NGLs from areas where the use of hydraulic fracturing is prevalent.

Continued development of new supply sources could impact demand.

The discovery of nonconventional natural gas production areas nearer to certain market areas that ONEOK Partners serves may compete with natural gas originating in production areas connected to ONEOK Partners’ systems. For example, the Marcellus Shale in Pennsylvania, New York, West Virginia and Ohio may cause natural gas in supply areas connected to ONEOK Partners’ systems to be diverted to markets other than its traditional market areas and may affect capacity utilization adversely on ONEOK Partners’ pipeline systems and ONEOK Partners’ ability to renew or replace existing contracts at rates sufficient to maintain current revenues and cash flows. In addition, supply volumes from these nonconventional natural gas production areas may compete with and displace volumes from the Mid-Continent, Permian, Rocky Mountains and Canadian supply sources in certain of ONEOK Partners’ markets. In the Natural Gas Gathering and Processing segment, the development of these new nonconventional reserves could move drilling rigs from ONEOK Partners’ current service areas to other areas, which may reduce demand for ONEOK Partners’ services. In the Natural Gas Pipelines segment, the displacement of natural gas originating in supply areas connected to ONEOK Partners’ pipeline systems by these new supply sources that are closer to the end-use markets could result in lower transportation revenues, which could have a material adverse impact on ONEOK Partners’ business, financial condition, results of operations and cash flows.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

Natural Gas Gathering and Processing

Property - The Natural Gas Gathering and Processing segment owns the following assets:

•	approximately 11,300 miles and 7,600 miles of natural gas gathering pipelines in the Mid-Continent and Rocky Mountain regions, respectively;

•
nine natural gas processing plants with approximately 785 MMcf/d of processing capacity in the Mid-Continent region, and 11 natural gas processing plants with approximately 965 MMcf/d of processing capacity in the Rocky Mountain region; and

•	approximately 15 MBbl/d of natural gas liquids fractionation capacity at various natural gas processing plants in the Mid-Continent and Rocky Mountain regions.

As discussed further in “Growth Projects” in the Natural Gas Gathering and Processing segment’s discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, ONEOK Partners also is constructing the following:

•	one additional natural gas processing plant in the Rocky Mountain region, which will provide approximately 80 MMcf/d of combined processing capacity; and

•
two de-ethanizers in the Rocky Mountain region, which will remove ethane from the natural gas stream, which we expect to be sold under a long-term contract to a customer who plans to transport the ethane on a third-party pipeline.

Utilization - The utilization rates for ONEOK Partners’ natural gas processing plants were approximately 76 percent and 84 percent for 2015 and 2014, respectively. ONEOK Partners calculates utilization rates using a weighted-average approach, adjusting for the dates that assets were placed in service.

Natural Gas Liquids

Property - The Natural Gas Liquids segment owns the following assets:

•	approximately 2,800 miles of non-FERC-regulated natural gas liquids gathering pipelines with peak capacity of approximately 800 MBbl/d;

•	approximately 170 miles of non-FERC-regulated natural gas liquids distribution pipelines with peak transportation capacity of approximately 66 MBbl/d;

•	approximately 4,300 miles of FERC-regulated natural gas liquids gathering pipelines with peak capacity of approximately 683 MBbl/d;

•	approximately 4,200 miles of FERC-regulated natural gas liquids and refined petroleum products distribution pipelines with peak capacity of 993 MBbl/d;

•
one natural gas liquids fractionator in Oklahoma with operating capacity of approximately 210 MBbl/d, two natural gas liquids fractionators in Kansas with combined operating capacity of 280 MBbl/d and two natural gas liquids fractionators in Texas with combined operating capacity of 150 MBbl/d;

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

As discussed further in “Growth Projects” in the Natural Gas Liquids segment’s discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, ONEOK Partners also has a 25 MBbl/d expansion of its Bakken NGL Pipeline and additional NGL infrastructure in the Rocky Mountain region in various stages of construction.

Utilization - The utilization rates for ONEOK Partners’ various assets, including leased assets, have been impacted by ethane rejection. The utilization rates for 2015 and 2014, respectively, were as follows:

•	its non-FERC-regulated natural gas liquids gathering pipelines were approximately 65 percent and 62 percent;

•	its FERC-regulated natural gas liquids gathering pipelines were approximately 75 percent and 79 percent;

•	its FERC-regulated natural gas liquids distribution pipelines were approximately 43 percent and 47 percent;

•	its natural gas liquids fractionators were approximately 66 percent and 70 percent; and

•	its average contracted natural gas liquids storage volumes were approximately 66 percent and 69 percent of storage capacity.

ONEOK Partners calculates utilization rates using a weighted-average approach, adjusting for the dates that assets were placed in service. ONEOK Partners’ fractionation utilization rate reflects approximate proportional capacity associated with its ownership interests.

Natural Gas Pipelines

Property - The Natural Gas Pipelines segment owns the following assets:

•	approximately 1,500 miles of FERC-regulated interstate natural gas pipelines with approximately 3.2 Bcf/d of peak transportation capacity;

•	approximately 5,200 miles of state-regulated intrastate transmission pipelines with peak transportation capacity of approximately 3.2 Bcf/d; and

•	approximately 55.4 Bcf of total active working natural gas storage capacity.

ONEOK Partners’ storage includes four underground natural gas storage facilities in Oklahoma, two underground natural gas storage facilities in Kansas and two underground natural gas storage facilities in Texas.

As discussed further in “Growth Projects” in the Natural Gas Pipelines segment’s discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, ONEOK Partners also is constructing or plans to construct the following:

•	one intrastate transmission pipeline in the Permian Basin through a 50-50 joint venture, which will provide approximately 640 MMcf/d of transportation capacity; and

•	one wholly owned intrastate transmission pipeline expansion in the Permian Basin, which will provide 260 MMcf/d of incremental transportation capacity.

Utilization - ONEOK Partners’ natural gas pipelines were approximately 92 percent subscribed in 2015 and 91 percent subscribed in 2014, and its natural gas storage facilities were 71 percent subscribed in 2015 and 76 percent subscribed in 2014.

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

Heartland Regional Medical Center, et al. v. ONEOK, Inc., et al. (filed in the Circuit Court of Buchanan County, Missouri, in March 2007, transferred to MDL-1566 in the United States District Court for the District of Nevada); NewPage Wisconsin System v. CMS Energy Resource Management Company, et al. (filed in the Circuit Court for Wood County, Wisconsin, in March 2009, transferred to MDL-1566 in the United States District Court for the District of Nevada and now consolidated with the Arandell case). In each of these lawsuits, the plaintiffs allege that we, OESC and one other affiliate and approximately nine other energy companies and their affiliates engaged in an illegal scheme to inflate natural gas prices by providing false information to gas price index publications. All of the complaints arise out of a CFTC investigation into and reports concerning false gas price index-reporting or manipulation in the energy marketing industry during the years from 2000 to 2002.

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

MARKET INFORMATION AND HOLDERS

Our common stock is listed on the NYSE under the trading symbol “OKE.” The corporate name ONEOK is used in newspaper stock listings. The following table sets forth the high and low closing prices of our common stock for the periods indicated:

	Year Ended December 31, 2015		Year Ended December 31, 2014
	High	Low	High	Low
First Quarter	$49.92	$40.23	$68.49	$57.78
Second Quarter	$51.07	$38.83	$68.08	$58.48
Third Quarter	$41.40	$30.86	$70.98	$62.03
Fourth Quarter	$39.58	$18.93	$64.72	$44.30

At February 16, 2016, there were 14,399 holders of record of our 209,989,711 outstanding shares of common stock.

DIVIDENDS

The following table sets forth the quarterly dividends declared and paid per share of our common stock during the periods indicated:

	Years Ended December 31,
	2015	2014	2013
First Quarter	$0.605	$0.40	$0.36
Second Quarter	$0.605	$0.56	$0.36
Third Quarter	$0.605	$0.575	$0.38
Fourth Quarter	$0.615	$0.59	$0.38
Total	$2.43	$2.125	$1.48

In January 2016, we declared a dividend of $0.615 per share ($2.46 per share on an annualized basis), which was paid on February 12, 2016, to shareholders of record as of February 1, 2016.

ISSUER PURCHASES OF EQUITY SECURITIES

We repurchased no shares of our common stock for the year ended December 31, 2015. The repurchase program, authorized by our Board of Directors in October 2010, terminated on December 31, 2013, and as of December 31, 2015, we have no authorization to repurchase shares.

EMPLOYEE STOCK AWARD PROGRAM

Under our Employee Stock Award Program, we issued, for no monetary consideration, to all eligible employees one share of our common stock when the per-share closing price of our common stock on the NYSE was for the first time at or above $13 per share, and one additional share of common stock when the per-share closing price of our common stock on the NYSE was at or above each one dollar increment above $13. No shares were issued to employees under this program during 2015. Shares issued to employees under this program during 2014 totaled 49,864, and compensation expense related to the Employee Stock Award Plan was $2.1 million. For 2013, the number of shares issued under this program totaled 63,975, and compensation expense related to the Employee Stock Award Plan was $3.6 million.

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

PERFORMANCE GRAPH

The following performance graph compares the performance of our common stock with the S&P 500 Index, the Alerian MLP Index and a ONEOK Peer Group during the period beginning on December 31, 2010, and ending on December 31, 2015.

The graph assumes a $100 investment in our common stock and in each of the indices at the beginning of the period and a reinvestment of dividends paid on such investments throughout the period.

Value of $100 Investment, Assuming Reinvestment of Dividends,
at December 31, 2010, and at the End of Every Year Through December 31, 2015,
in ONEOK, Inc., the S&P 500 Index, the Alerian MLP Index and a ONEOK Peer Group

$350
$300
$250
$200
$150
$100
$50
$0
12/10
12/11
12/12
12/13
12/14
12/15
ONEOK, Inc.
S&P 500 Index
2015 OKE Peer Group
Alerian MLP Index

	Cumulative Total Return
	Years Ended December 31,
	2011	2012	2013	2014	2015

ONEOK, Inc.	$161.13	$163.61	$244.90	$231.84	$121.93
S&P 500 Index	$102.08	$118.39	$156.70	$178.10	$180.56
ONEOK Peer Group (a)	$116.53	$124.05	$168.71	$184.37	$138.37
Alerian MLP Index (b)	$113.83	$119.32	$152.25	$159.51	$107.63
(a) - The ONEOK Peer Group is comprised of the following companies: Boardwalk Pipeline Partners, LP; Buckeye Partners L.P.; CenterPoint Energy, Inc.; Energy Transfer Partners, L.P; EQT Corporation; Magellan Midstream Partners, L.P; MarkWest Energy Partners, L.P*; MDU Resources Group, Inc.; National Fuel Gas Company; NiSource Inc.; NuStar Energy L.P.; OGE Energy Corp.; Plains All American Pipeline, L.P.; Sempra Energy; Spectra Energy Corp.; Targa Resource Partners LP; and The Williams Companies, Inc.
(b) - The Alerian MLP Index is comprised of the following companies: Access Midstream Partners L.P.; Altas Pipeline Partners L.P.; AmeriGas Partners L.P.; Alliance Resource Partners L.P.; Atlas Resource Partners L.P.; Breitburn Energy Partners L.P.; Buckeye Partners L.P.; Calumet Specialty Products Partners L.P.; Crestwood Midstream Partners L.P.; DCP Midstream Partners L.P.; Enbridge Energy Partners L.P.; Enable Midstream Partners L.P.; EnLink Midstream Partners L.P.; Enterprise Products Partners L.P.; EQT Midstream Partners L.P.; Energy Transfer Partners L.P.; EV Energy Partners L.P.; Ferrellgas Partners L.P.; Genesis Energy L.P; Golar LNG Partners L.P.; Hi-Crush Partners L.P.; Legacy Reserves L.P.; Linn Energy L.L.C.; Memorial Production Partners L.P.; Martin Midstream Partners L.P.; Magellan Midstream Partners L.P.; MPLX L.P.; MarkWest Energy Partners L.P.*; NGL Energy Partners L.P.; Targa Resources Partners L.P.; Navios Maritime Partners L.P.; Natural Resources Partners L.P.; NuStar Energy L.P; Oiltanking Partners L.P.; Plains All American Pipeline L.P; Phillips 66 Partners L.P.; Regency Energy Partners L.P.; Seadrill Partners L.L.C.; Spectra Energy Partners L.P.; Suburban Propane Partners L.P.; Sunoco Logistics Partners L.P.; TC Pipelines L.P.; Teekay LNG Partners L.P.; Tesoro Logistics L.P.; Teekay Offshore Partners L.P.; Valero Energy Partners L.P.; Vanguard Natural Resources L.L.C.; Western Gas Partners L.P.; Williams Partners L.P.

*As of December 4, 2015, Markwest Energy Partners (MWE) ceased to be a publicly traded partnership and became a wholly owned subsidiary of MPLX LP (NYSE: MPLX).

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for each of the periods indicated:

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(Millions of dollars except per share amounts)
Revenues	$7,763.2	$12,195.1	$11,871.9	$10,184.1	$11,325.0
Income from continuing operations	$385.3	$668.7	$589.1	$677.7	$644.9
Income from continuing operations attributable to ONEOK	$251.1	$319.7	$278.7	$294.8	$245.8
Net income attributable to ONEOK	$245.0	$314.1	$266.5	$360.6	$360.6
Total assets	$15,446.1	$15,261.8	$17,692.2	$15,857.1	$13,691.3
Long-term debt, including current maturities	$8,434.2	$7,160.8	$7,715.0	$6,480.8	$3,923.6
Earnings per share - continuing operations
Basic	$1.19	$1.53	$1.35	$1.43	$1.17
Diluted	$1.19	$1.52	$1.33	$1.40	$1.15
Earnings per share - total
Basic	$1.17	$1.50	$1.29	$1.75	$1.72
Diluted	$1.16	$1.49	$1.27	$1.71	$1.68
Dividends declared per common share	$2.43	$2.125	$1.48	$1.27	$1.08

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Item 1, Business, our audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements in this Annual Report.

RECENT DEVELOPMENTS

Due to the separation of our former natural gas distribution business on January 31, 2014, the wind down of our former energy services business on March 31, 2014, and the subsequent reporting of such businesses as discontinued operations, income from continuing operations reflects the continuing operations of ONEOK Partners and of ONEOK as its general partner. All references to income as used in Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to income from continuing operations. Please refer to the “Financial Results and Operating Information” and “Liquidity and Capital Resources” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes to Consolidated Financial Statements in this Annual Report for additional information. ONEOK and its subsidiaries own all of the general partner interest and certain limited partner interests, which, together, represented a 41.2 percent ownership interest at December 31, 2015, in ONEOK Partners, one of the largest publicly traded master limited partnerships.

Due in part to the rapid growth in crude oil and natural gas production in the United States, the global supply of crude oil and natural gas exceeded demand and led to a dramatic fall in commodity prices beginning in the fourth quarter 2014. Lower crude oil and natural gas prices persisted throughout 2015 and are expected to remain low in 2016. The production growth and decline in crude oil prices have also contributed to lower NGL product prices, as well as narrow NGL product price differentials.

WTI crude oil prices declined to an average of approximately $50.00 per barrel in 2015, compared with prices averaging approximately $93.00 per barrel in 2014. NYMEX natural gas prices also declined to an average of approximately $2.60 per MMBtu in 2015, compared with prices averaging approximately $4.30 per MMBtu in 2014. OPIS Conway propane prices averaged less than $0.41 per gallon in 2015, compared with prices averaging more than $1.10 per gallon in 2014. At December 31, 2015, prices for WTI crude oil, NYMEX natural gas and OPIS Conway propane declined to approximately $35.00 per barrel, $2.30 per MMBtu and $0.33 per gallon, respectively, and remained weak into early 2016.

ONEOK Partners has mitigated partially its exposure to the current commodity price environment by growing its fee-based business. ONEOK Partners has a predominantly fee-based business in the Natural Gas Liquids and Natural Gas Pipelines segments and, historically to a lesser extent, in the Natural Gas Gathering and Processing segment. In 2015, however, the Natural Gas Gathering and Processing segment restructured many POP with fee contracts associated with a significant amount of its gathered volumes to increase the fee-based component and will continue to seek opportunities to similarly restructure additional contracts in 2016. These restructured contracts favorably impacted ONEOK Partners’ 2015 results, and it expects to receive the full benefit of the improved earnings from these contracts in its 2016 financial results. In the fourth quarter 2015, the Natural Gas Gathering and Processing segment’s fee revenues averaged $0.55 per MMBtu, compared with an average of $0.36 per MMBtu in 2014. As a result of these restructured contracts, we expect the Natural Gas Gathering and Processing segment’s fee-based earnings to increase significantly to more than 75 percent in 2016 and ONEOK Partners’ consolidated fee-based earnings to increase to approximately 85 percent in 2016. To further mitigate the impact of lower commodity prices, ONEOK Partners has hedged a significant portion of the Natural Gas Gathering and Processing segment’s expected equity volumes for 2016 and 2017. The Natural Gas Liquids and Natural Gas Pipelines segments continue to provide primarily fee-based services, and many of the contracts in these segments include fixed fee, minimum volume or firm demand charge agreements that provide a minimum level of revenues regardless of commodity prices or volumetric throughput.

The current weakened commodity price environment, resulting from factors beyond our control, is creating challenges for ONEOK Partners’ crude oil and natural gas producer customers and resulted in decreased drilling activity in 2015, compared with 2014. In the Williston Basin, the number of rigs drilling on acreage dedicated to ONEOK Partners decreased from approximately 80 rigs in January 2015 to approximately 30 rigs in December 2015. Despite the sustained lower crude oil, natural gas and NGL prices and reduced capital spending by producers, we continue to expect demand for midstream services and infrastructure development to be driven by producers who need to connect production with end-use markets where current infrastructure is insufficient or nonexistent. ONEOK Partners’ natural gas and NGL volumes increased in 2015, particularly in the Williston Basin, as producers are focusing their drilling in the most productive areas and are using more efficient drilling and completion techniques. We expect this lower commodity price environment to continue in 2016, which will impact ONEOK Partners’ net realized prices for natural gas, NGLs and condensate, as well as our financial results. If the low commodity price environment persists for a prolonged period or prices decline further, volumes across ONEOK Partners’ assets may grow more slowly than in the past or decline.

Although drilling has slowed, many of ONEOK Partners’ customers continue to drill new wells in the most productive areas, and improvements in drilling and completion technology are resulting in higher volumes from the wells that are completed. These new technologies, such as multi-well pads and more efficient drilling rigs, are resulting in lower drilling and completion costs, which are mitigating partially the lower commodity prices for ONEOK Partners’ producer customers. In addition, new wells drilled using horizontal drilling technologies tend to produce volumes at higher initial production rates resulting generally in higher initial decline rates than conventional vertical wells; however, the decline rates flatten out over time. A significant portion of ONEOK Partners’ Williston Basin gathering and processing assets are in the most productive areas, which typically produce at higher initial production rates compared with other areas, have the highest natural gas content and have slower natural gas declines than crude oil. We expect ONEOK Partners’ natural gas gathered and processed volumes in the Williston Basin to continue to grow in 2016, despite expected reductions in producer drilling activity. The significant drilling activity in recent years in the Williston Basin has caused natural gas production to exceed the capacity of existing natural gas gathering and processing infrastructure, which results in the flaring of natural gas (the controlled burning of natural gas at the wellhead) by producers. We expect ONEOK Partners to capture a substantial amount of natural gas currently being flared by producers due to an additional processing plant and compression projects that were placed in service in late 2015 and projects that are expected to be completed in 2016. Additionally, we expect ONEOK Partners to benefit from production from new wells on ONEOK Partners’ dedicated acreage in the Williston Basin that have been drilled previously but have not yet been completed or connected to its system by expanding its natural gas gathering and processing and natural gas liquids gathering infrastructure in the Williston Basin.

We expect ethane rejection to persist at current levels, which have exceeded 150 MBbl/d on ONEOK Partners’ natural gas liquids system during 2015, until ethylene producers increase their capacity to consume additional ethane feedstock volumes through plant modifications, plant expansions and the completion of announced new world-scale ethylene production projects, which are anticipated to begin coming on line in 2017. Ethane rejection is expected to continue to have a significant impact on our and ONEOK Partners’ financial results into 2017.

Beginning in June 2015, the Natural Gas Gathering and Processing segment reduced its level of ethane rejection in the Williston Basin to alleviate downstream NGL product specification issues, which offsets partially the financial impact of ethane rejection. We expect this decreased level of ethane rejection to continue throughout 2016. In addition, the Natural Gas Liquids segment’s integrated assets enable ONEOK Partners to mitigate partially this impact through minimum volume commitments, contract modifications that vary fees for ethane and other NGL products, and ONEOK Partners’ ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials, when they exist, in its optimization activities.

ONEOK Partners’ Growth Projects - In 2015, crude oil and natural gas producers continued to drill for crude oil and NGL-rich natural gas in many regions where ONEOK Partners has operations, including in the Bakken Shale and Three Forks formations in the Williston Basin; in the Cana-Woodford Shale, Woodford Shale, Springer Shale, Stack and SCOOP areas in the Mid-Continent region; and in the Permian Basin. In response to this continued production of crude oil, natural gas and NGLs, and higher demand for NGL products from the petrochemical industry, ONEOK Partners has completed growth projects and acquisitions in these regions. In addition, ONEOK Partners’ current projects are expected to expand the natural gas gathering and processing and natural gas liquids gathering infrastructure in the Williston Basin to capture natural gas currently being flared by producers. Through its Roadrunner joint venture, ONEOK Partners is constructing a pipeline to transport natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas. The Roadrunner pipeline will connect with ONEOK Partners’ existing natural gas pipeline and storage infrastructure in Texas and, together with ONEOK Partners’ WesTex intrastate natural gas transmission pipeline expansion project, is expected to create a platform for future opportunities to deliver natural gas supply to Mexico. The execution of these capital investments aligns with ONEOK Partners’ strategy to generate consistent growth and sustainable earnings. ONEOK Partners’ contractual commitments from crude oil and natural gas producers, natural gas processors and electric generators are expected to provide incremental cash flows and long-term fee-based earnings.

While reduced crude oil and natural gas producer drilling activity is slowing supply growth, we expect ONEOK Partners to complete its previously announced projects to meet crude oil and natural gas producers’ demand for its gathering, processing, fractionation and transportation services. ONEOK Partners has suspended capital expenditures for certain natural gas processing plants and related infrastructure to align with the needs of its customers. ONEOK Partners could resume its suspended capital-growth projects when market conditions improve and customers’ needs change. In 2016, we expect lower capital spending for ONEOK Partners, compared with spending levels from 2013 through 2015, due to the current commodity price environment and ONEOK Partners’ alignment of capital-growth projects with the needs of its customers. If the current commodity price environment persists for a prolonged period, it may further impact the timing or demand for additional infrastructure projects or growth opportunities in the future.

WesTex Transmission Pipeline Expansion - In July 2015, ONEOK Partners announced plans to invest $70 million to $100 million to expand its WesTex intrastate natural gas pipeline system in the Permian Basin in the Natural Gas Pipelines segment. WesTex, which had qualifying open season bids in excess of 500 MMcf/d, plans to utilize 240 MMcf/d of existing capacity and create additional capacity by expanding its system by 260 MMcf/d by the first quarter 2017. This expansion project is supported by firm demand charge transportation agreements and is complementary to ONEOK Partners’ recently announced Roadrunner joint venture pipeline project discussed below.

See additional discussion of ONEOK Partners’ other growth projects in the “Financial Results and Operating Information” section in the Natural Gas Gathering and Processing, Natural Gas Liquids and Natural Gas Pipelines segments.

Roadrunner - In March 2015, ONEOK Partners entered into a 50-50 joint venture with a subsidiary of Fermaca Infrastructure B.V. (Fermaca), a Mexico City-based natural gas infrastructure company, to construct a pipeline to transport natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas. The pipeline will connect with ONEOK Partners’ existing natural gas pipeline and storage infrastructure in Texas. These integrated assets are also expected to provide markets in Mexico access to upstream supply basins in West Texas and the Mid-Continent region, which adds location and price diversity to their supply mix and supports the plan of Mexico’s national electric utility, Comisión Federal de Electricidad, to replace fuel oil-based power plants with natural gas-fueled power plants, which are more economical and produce fewer GHG emissions. The estimated total cost of the project is approximately $430 million to $480 million. ONEOK Partners contributed approximately $30 million to Roadrunner in 2015 and expects to contribute approximately $50 million to Roadrunner during 2016.

Roadrunner has all permits needed to complete construction on Phase I and all permits needed to begin construction on Phase II. Construction on both Phase I and Phase II is ongoing and we expect Phase I to be completed in the first quarter 2016.

Roadrunner entered into a $230 million senior secured credit facility for the construction and operation of the pipeline. The senior secured credit facility expires seven years after the Roadrunner in-service date of Phase II, which is expected to be completed in the first quarter 2017. In addition, Roadrunner executed interest-rate swaps to hedge the variability of its interest payments during the term of the credit facility. Roadrunner’s credit facility is nonrecourse to ONEOK and ONEOK Partners, and neither ONEOK nor ONEOK Partners guarantees Roadrunner’s debts or obligations under the credit facility.

See additional discussion in the “Financial Results and Operating Information” section in the Natural Gas Pipelines segment.

Impairment Charges - In the fourth quarter 2015, ONEOK Partners recorded $264.3 million of noncash impairment charges, primarily related to its long-lived assets and equity investments in the dry natural gas area of the Powder River Basin.

Dividends/Distributions - During 2015, we paid dividends totaling $2.43 per share, an increase of approximately 14 percent from the $2.125 per share paid during 2014. We declared a quarterly dividend of $0.615 per share ($2.46 per share on an annualized basis) in January 2016, an increase of approximately 2 percent from the $0.605 declared in January 2015. During 2015, ONEOK Partners paid cash distributions totaling $3.16 per unit, an increase of approximately 5 percent over the $3.01 per unit paid during 2014. ONEOK Partners paid total cash distributions to us in 2015 of $706.3 million, which includes $310.2 million resulting from our limited-partner interest and $396.1 million related to our general partner interest. A cash distribution from ONEOK Partners of $0.79 per unit ($3.16 per unit on an annualized basis) was declared in January 2016.

ONEOK Debt Issuance - In August 2015, we completed an underwritten public offering of $500 million of 7.5 percent senior notes due 2023. The net proceeds, after deducting underwriting discounts, commissions and other expenses, were approximately $487.1 million. We used the proceeds together with cash on hand to purchase $650 million of additional common units from ONEOK Partners.

ONEOK Partners Debt Issuances - In January 2016, ONEOK Partners entered into the $1.0 billion senior unsecured Term Loan Agreement with a syndicate of banks that matures in January 2019. Proceeds from the Term Loan Agreement effectively refinance ONEOK Partners’ 2016 debt maturities.

In March 2015, ONEOK Partners completed an underwritten public offering of $800 million of senior notes, generating net proceeds of approximately $792.3 million. ONEOK Partners used the proceeds to repay amounts outstanding under its commercial paper program and for general partnership purposes.

ONEOK Partners Equity Issuances - In August 2015, ONEOK Partners completed a private placement of 21.5 million common units at a price of $30.17 per unit with us. Additionally, ONEOK Partners completed a concurrent sale of approximately 3.3 million common units at a price of $30.17 per unit to funds managed by Kayne Anderson Capital Advisors in a registered direct offering, which were issued through ONEOK Partners’ existing “at-the-market” equity program. The combined offerings generated net cash proceeds of approximately $749 million to ONEOK Partners. In conjunction with these issuances, ONEOK Partners GP contributed approximately $15.3 million in order to maintain our 2 percent general partner interest in ONEOK Partners. ONEOK Partners used the proceeds for general partnership purposes, including capital expenditures and repayment of commercial paper borrowings.

During 2015, ONEOK Partners sold 10.5 million common units through its “at-the-market” equity program, including the units sold to funds managed by Kayne Anderson Capital Advisors in the offering discussed above. The net proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $381.6 million, which were used for general partnership purposes, including repayment of commercial paper borrowings.

As a result of these transactions, our aggregate ownership interest in ONEOK Partners increased to 41.2 percent at December 31, 2015, compared with 37.8 percent at December 31, 2014.

See Note Q of the Notes to Consolidated Financial Statements in this Annual Report for a discussion of ONEOK Partners’ issuance of common units and distributions to noncontrolling interests.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected consolidated financial results for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2015 vs. 2014		2014 vs. 2013
Financial Results	2015	2014	2013	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues
Commodity sales	$6,098.3	$10,725.0	$10,549.2	$(4,626.7)	(43)%	$175.8	2%
Services	1,665.0	1,470.1	1,322.7	194.9	13%	147.4	11%
Total revenues	7,763.3	12,195.1	11,871.9	(4,431.8)	(36)%	323.2	3%
Cost of sales and fuel (exclusive of items shown separately below)	5,641.1	10,088.5	10,222.2	(4,447.4)	(44)%	(133.7)	(1)%
Operating costs	693.3	674.9	541.7	18.4	3%	133.2	25%
Depreciation and amortization	354.6	294.7	239.3	59.9	20%	55.4	23%
Impairment of long-lived assets	83.7	—	—	83.7	*	—	—%
Gain (loss) on sale of assets	5.6	6.6	11.9	(1.0)	(15)%	(5.3)	(45)%
Operating income	$996.2	$1,143.6	$880.6	$(147.4)	(13)%	$263.0	30%
Equity in net earnings from investments	$125.3	$117.4	$110.5	$7.9	7%	$6.9	6%
Impairment of equity investments	$(180.6)	$(76.4)	$—	$104.2	*	$76.4	*
Interest expense	$(416.8)	$(356.2)	$(270.6)	$60.6	17%	$85.6	32%
Income from continuing operations	$385.3	$668.7	$589.1	$(283.4)	(42)%	$79.6	14%
Income (loss) from discontinued operations, net of tax	$(6.1)	$(5.6)	$(12.1)	$(0.5)	(9)%	$6.5	(54)%
Net income attributable to noncontrolling interests	$134.2	$349.0	$310.4	$(214.8)	(62)%	$38.6	12%
Net income attributable to ONEOK	$245.0	$314.1	$266.5	$(69.1)	(22)%	$47.6	18%
Capital expenditures (a)	$1,188.3	$1,779.2	$2,256.6	$(590.9)	(33)%	$(477.4)	(21)%
* Percentage change is greater than 100 percent or is not meaningful.
(a) - Includes capital expenditures of discontinued operations of $23.9 million and $292.1 million for the years ended December 31, 2014 and 2013, respectively.

Due to the nature of ONEOK Partners’ contracts, changes in commodity prices and volumes affect both commodity sales and cost of sales and fuel in our Consolidated Statements of Income and therefore the impact is largely offset between the two line items. As a result, we consider operating income provided by revenues less cost of sales and fuel meaningful and necessary to understand our results of operations.

2015 vs. 2014 - Services revenues increased for 2015, compared with 2014, due primarily to higher natural gas and NGL volumes from recently completed capital projects and acquisitions in the Natural Gas Gathering and Processing and Natural Gas Liquids segments and higher fees resulting from contract restructuring in the Natural Gas Gathering and Processing segment.

Commodity sales revenues and costs of sales and fuel decreased for 2015, compared with 2014, due to the sharp decline in commodity prices that began in the fourth quarter 2014 and continued throughout 2015 and higher propane and natural gas prices, as well as wider NGL location and product price differentials experienced in the first quarter 2014 as a result of unusually high weather-related seasonal demand. The impact from the price decrease was offset partially by higher gathered and processed volumes in the Natural Gas Gathering and Processing segment and higher NGL volumes transported on gathering lines and fractionated in the Natural Gas Liquids segment in 2015, compared with 2014.

Operating costs and depreciation and amortization expense increased for 2015, compared with 2014, due primarily to the growth of ONEOK Partners’ operations related to the completed capital projects, including acquisitions, in the Natural Gas Gathering and Processing and Natural Gas Liquids segments. This increase was offset partially by decreased operating costs due to lower rates charged by service providers.

ONEOK Partners recorded $264.3 million and $76.4 million of noncash impairment charges, primarily related to its long-lived assets and equity investments in the dry natural gas area of the Powder River Basin in 2015 and 2014, respectively.

Equity in net earnings from investments increased for 2015, compared with 2014, due primarily to higher volumes in 2015 delivered to Overland Pass Pipeline from the Bakken NGL Pipeline in the Natural Gas Liquids segment.

Interest expense increased for 2015, compared with 2014, primarily as a result of higher interest costs incurred associated with ONEOK Partners’ issuance of $800 million of senior notes in March 2015, higher interest rates on ONEOK Partners’ short-term borrowings, lower capitalized interest due to capital-growth projects completed and placed in service in 2014, and higher interest costs incurred associated with our $500 million debt issuance in August 2015.

Income from continuing operations decreased in 2015, compared with 2014, due primarily to the factors discussed above and a $26.4 million net reduction in deferred income tax expense in the first quarter 2014 as a result of the separation of our former natural gas distribution business and the wind down of the energy services business.

Net income attributable to noncontrolling interests, which reflects primarily the portion of ONEOK Partners that we do not own, decreased in 2015, compared with 2014, due primarily to lower earnings at ONEOK Partners and impairment charges discussed above.

Capital expenditures decreased for 2015, compared with 2014, due to the completion of several large capital-growth projects in 2014, suspension of several projects and the timing of expenditures in 2015 for ONEOK Partners’ capital-growth projects.

Additional information regarding the financial results and operating information is provided in the following discussion for each of the segments.

2014 vs. 2013 - Revenues less cost of sales and fuel for 2014, compared with 2013, increased due primarily to higher volumes across ONEOK Partners’ systems. ONEOK Partners’ new natural gas processing plants in the Williston Basin and Mid-Continent region resulted in increased natural gas volumes gathered, processed and sold in the Natural Gas Gathering and Processing segment and, combined with third-party plant connections, increased NGL volumes transported in the Natural Gas Liquids segment’s exchange-services business. ONEOK Partners’ optimization, marketing, isomerization and differentials-based businesses benefited from wider realized NGL product price differentials in 2014, compared with 2013, primarily related to increased weather-related seasonal demand for propane during the first quarter 2014 and wider realized NGL product price differentials between normal butane and iso-butane. The Natural Gas Pipelines segment also experienced higher transportation revenues, primarily from increased rates and higher contracted capacity and higher storage revenues from park-and-loan activity. These increases were offset partially by the impact of ethane rejection in the Natural Gas Liquids segment and lower contracted storage capacity in the Natural Gas Pipelines segment.

Operating costs and depreciation and amortization expense increased for 2014, compared with 2013, due primarily to the growth of ONEOK Partners’ operations related to the completed capital projects in the Natural Gas Gathering and Processing and Natural Gas Liquids segments.

In 2014, ONEOK Partners recorded $76.4 million of noncash impairment charges related to its equity investment in Bighorn Gas Gathering in the Natural Gas Gathering and Processing segment.

Equity in net earnings from investments increased for 2014, compared with 2013, due primarily to higher volumes in 2014 delivered to Overland Pass Pipeline from the Bakken NGL Pipeline in the Natural Gas Liquids segment.

Interest expense increased for 2014, compared with 2013, primarily as a result of higher interest costs incurred associated with a full year of interest costs on ONEOK Partners’ issuance of $1.25 billion of senior notes in September 2013.

Capital expenditures decreased for 2014, compared with 2013, due primarily to the timing of expenditures related to growth projects in the Natural Gas Gathering and Processing and Natural Gas Liquids segments.

Additional information regarding the financial results and operating information is provided in the following discussion for each of the segments.

Natural Gas Gathering and Processing

Growth Projects - The Natural Gas Gathering and Processing segment is investing in growth projects in NGL-rich areas in the Williston Basin, Stack, SCOOP, Cana-Woodford Shale, Woodford Shale, Springer Shale and the Powder River Basin areas that ONEOK Partners expects will enable it to meet the needs of crude oil and natural gas producers in those areas. Nearly all of the new natural gas production is from horizontally drilled wells in nonconventional resource areas. These wells tend to produce volumes at higher initial production rates resulting generally in higher initial decline rates than conventional vertical wells; however, the decline rates flatten out over time. These wells are expected to have long productive lives.

In 2014 and 2015, ONEOK Partners completed the following projects:

Completed Projects	Location	Capacity	Approximate Costs (a)	Completion Date
			(In millions)
Rocky Mountain Region
Garden Creek II processing plant and infrastructure	Williston Basin	100 MMcf/d	$310	August 2014
Garden Creek III processing plant and infrastructure	Williston Basin	100 MMcf/d	$310	October 2014
Lonesome Creek processing plant and infrastructure	Williston Basin	200 MMcf/d	$580 - $620	November 2015
Sage Creek infrastructure	Powder River Basin	Various	$35	December 2015
Natural gas compression	Williston Basin	100 MMcf/d	$70 - $80	December 2015
Mid-Continent Region
Canadian Valley processing plant and infrastructure	Cana-Woodford Shale	200 MMcf/d	$255	March 2014
(a) Excludes AFUDC.

ONEOK Partners has the following natural gas processing plants and related infrastructure in various stages of construction:

Projects in Progress	Location	Capacity	Approximate Costs (a)	Expected Completion Date
(In millions)
Rocky Mountain Region
Stateline de-ethanizers	Williston Basin	26 MBbl/d	$60 - $80	Third quarter 2016
Bear Creek processing plant and infrastructure	Williston Basin	80 MMcf/d	$230 - $330	Third quarter 2016
Bronco processing plant and infrastructure	Powder River Basin	50 MMcf/d	$130 - $200	Suspended
Demicks Lake processing plant and infrastructure	Williston Basin	200 MMcf/d	$475 - $670	Suspended
Mid-Continent Region
Knox processing plant and infrastructure	SCOOP	200 MMcf/d	$240 - $470	Suspended
Total			$1,135 - $1,750
(a) Excludes AFUDC.

As a result of reductions in crude oil and natural gas drilling by producers due to the decline in crude oil, natural gas and NGL prices and our expectation of slower supply growth or declines, ONEOK Partners suspended capital expenditures for certain natural gas processing plants and field infrastructure. ONEOK Partners could resume its suspended capital-growth projects when market conditions improve and its customers’ needs change. If the current commodity price environment persists for a prolonged period, it may further impact the timing or demand for these projects and additional infrastructure projects or growth opportunities in the future.

For a discussion of ONEOK Partners’ capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results - The Natural Gas Gathering and Processing segment’s financial results for the year ended December 31, 2015, reflect the benefits from the completed projects in the table above.

The following table sets forth certain selected financial results for the Natural Gas Gathering and Processing segment for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2015 vs. 2014		2014 vs. 2013
Financial Results	2015	2014	2013	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL sales	$554.3	$1,434.4	$1,095.5	$(880.1)	(61)%	$338.9	31%
Condensate sales	55.1	110.8	113.2	(55.7)	(50)%	(2.4)	(2)%
Residue natural gas sales	839.5	1,140.5	620.5	(301.0)	(26)%	520.0	84%
Gathering, compression, dehydration and processing fees and other revenue	388.2	281.9	222.3	106.3	38%	59.6	27%
Cost of sales and fuel (exclusive of items shown separately below)	1,265.6	2,305.7	1,550.9	(1,040.1)	(45)%	754.8	49%
Operating costs	272.4	257.7	193.3	14.7	6%	64.4	33%
Depreciation and amortization	150.0	123.8	103.9	26.2	21%	19.9	19%
Impairment of long-lived assets	73.7	—	—	73.7	*	—	—%
Gain (loss) on sale of assets	2.8	0.2	0.4	2.6	*	(0.2)	(50)%
Operating income	$78.2	$280.6	$203.8	$(202.4)	(72)%	$76.8	38%
Equity in net earnings from investments	$17.9	$20.3	$23.5	$(2.4)	(12)%	$(3.2)	(14)%
Impairment of equity investments	$(180.6)	$(76.4)	$—	$104.2	*	$76.4	*
Capital expenditures	$887.9	$898.9	$774.4	$(11.0)	(1)%	$124.5	16%
Cash paid for acquisitions	$—	$—	$241.9	$—	—%	$(241.9)	(100)%
* Percentage change is greater than 100 percent or is not meaningful.

Commodity prices declined sharply in the fourth quarter 2014 and continued to decline throughout 2015. We expect lower commodity prices to continue throughout 2016. Therefore, we also expect crude oil, natural gas and NGL supply growth to continue to slow. As crude oil and natural gas exploration and production capital investment has decreased due to market conditions, crude oil and natural gas producers are focusing their drilling activities in the most productive areas that are most economical to develop and have higher production volumes, which offsets partially the reduction in drilling activity. The lower commodity price environment had a significant impact on the Natural Gas Gathering and Processing segment’s financial results in 2015, compared with 2014, but was mitigated partially by restructured contracts primarily in the fourth quarter 2015.

2015 vs. 2014 - Operating income provided by revenues less cost of sales and fuel decreased primarily as a result of the following:

•	a decrease of $209.7 million due primarily to lower net realized NGL, natural gas and condensate prices; and

•	a decrease of $10.4 million due primarily to decreased ethane rejection to maintain downstream NGL product specifications; offset partially by

•
an increase of $91.6 million due primarily to restructured contracts resulting in higher average fee rates and a lower percentage of proceeds retained from the sale of commodities under POP with fee contracts; and

•
an increase of $38.1 million due primarily to natural gas volume growth in the Williston Basin, offset partially by unplanned operational outages in the Williston Basin and decreased natural gas volumes in the Cana-Woodford Shale.

Operating costs increased due primarily to the growth of ONEOK Partners’ operations and reflect the following:

•	an increase of $13.8 million in higher outside service expenses due primarily to the completion of growth projects;

•	an increase of $10.5 million in employee-related costs due to higher labor and employee benefit costs resulting from the completion of growth projects; and

•	an increase of $3.1 million due to higher ad valorem taxes resulting from the completion of growth projects; offset partially by

•	a decrease of $12.7 million in materials and supplies due primarily to lower chemical costs.

Depreciation and amortization expense increased due to the completion of growth projects.

ONEOK Partners recorded $254.3 million and $76.4 million of noncash impairment charges primarily related to its long-lived assets and equity investments in the dry natural gas area of the Powder River Basin in 2015 and 2014, respectively. See additional discussion in “Impairment Charges” below.

Capital expenditures decreased due primarily to the timing of ONEOK Partners’ growth projects discussed above.

See “Capital Expenditures” in “Liquidity and Capital Resources” for additional detail of ONEOK Partners’ projected capital expenditures.

2014 vs. 2013 - Operating income provided by revenues less cost of sales and fuel increased primarily as a result of the following:

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

•	an increase of $11.3 million due primarily to higher net realized natural gas and NGL prices; and

•	an increase of $8.8 million due primarily to higher average fee rates and a lower percentage of proceeds retained from the sale of commodities under POP with fee contracts; offset partially by

•	a decrease of $6.4 million due to a condensate contract settlement in 2013.

Operating costs increased due primarily to the growth of ONEOK Partners’ operations and reflect the following:

•	an increase of $46.3 million in higher materials and supplies, and outside service expenses; and

•	an increase of $21.2 million in employee-related costs due to higher labor and employee benefit costs; offset partially by

•	a decrease of $3.2 million due to lower ad valorem tax expense resulting from capitalized taxes related to construction projects.

Depreciation and amortization expense increased due to the completion of growth projects and acquisitions.

In 2014, ONEOK Partners recorded $76.4 million of noncash impairment charges related to its equity investment in Bighorn Gas Gathering.

Capital expenditures increased due primarily to the timing of ONEOK Partners’ growth projects discussed above.

Selected Operating Information - The following tables set forth selected operating information for the Natural Gas Gathering and Processing segment for the periods indicated:

	Years Ended December 31,
Operating Information (a)	2015	2014	2013
Natural gas gathered (BBtu/d)	1,932	1,733	1,347
Natural gas processed (BBtu/d) (b)	1,687	1,534	1,094
NGL sales (MBbl/d)	129	104	79
Residue natural gas sales (BBtu/d)	853	714	497
Realized composite NGL net sales price ($/gallon) (c) (d)	$0.34	$0.93	$0.87
Realized condensate net sales price ($/Bbl) (c) (e)	$37.81	$76.43	$86.00
Realized residue natural gas net sales price ($/MMBtu) (c) (e)	$3.64	$3.92	$3.53
Average fee rate ($MMBtu)	$0.44	$0.36	$0.34
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.
(c) - Includes the impact of hedging activities on ONEOK Partners’ equity volumes.
(d) - Net of transportation and fractionation costs.
(e) - Net of transportation costs.

Natural gas gathered and processed, NGL sales and residue natural gas sales increased in 2015, compared with 2014, due to the completion of growth projects in the Williston Basin, offset partially by unplanned outages in the Williston Basin during the third quarter and natural gas volume declines in the Cana-Woodford Shale. In 2016, we expect ONEOK Partners’ average natural gas gathered volumes to increase in the Cana-Woodford Shale as a result of wells completed in late 2015. Natural gas gathered and processed, NGL sales and residue natural gas sales increased in 2014, compared with 2013, due to the completion of growth projects in the Williston Basin and the Mid-Continent areas, offset partially by natural declines in the Powder River Basin.

The quantity and composition of NGLs and natural gas have varied as new plants were placed in service and to ensure natural gas and natural gas liquids pipeline specifications were met. Beginning in June 2015, ONEOK Partners reduced the level of ethane rejection in the Rocky Mountain region to address downstream NGL product specifications. In 2016, we expect additional volumes from the Lonesome Creek and Bear Creek processing plants in the Williston Basin to further reduce the level of ethane rejection. We expect the decreased level of ethane rejection to continue throughout 2016.

	Years Ended December 31,
Equity Volume Information (a)	2015	2014	2013

NGL sales (MBbl/d)	20.9	16.5	14.4
Condensate sales (MBbl/d)	2.8	3.1	2.4
Residue natural gas sales (BBtu/d)	136.2	118.2	71.7
(a) - Includes volumes for consolidated entities only.

Commodity Price Risk - The Natural Gas Gathering and Processing segment is exposed to commodity price risk as a result of receiving commodities as a portion of ONEOK Partners’ compensation for its services. See discussion regarding ONEOK Partners’ commodity price risk under “Commodity Price Risk” in Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

Impairment Charges - Crude oil and natural gas producers have primarily focused their development efforts on crude oil and NGL-rich supply basins rather than in areas with dry natural gas production, such as the coal-bed methane production areas in the Powder River Basin. The reduced development activities and production declines in the dry natural gas area of the Powder River Basin have resulted in lower natural gas volumes available to be gathered. Due to the continued and greater than expected decline in volumes gathered in the dry natural gas area of the Powder River Basin, ONEOK Partners evaluated its long-lived assets and equity investments in this area and determined that it will cease operations of its wholly owned coal-bed methane natural gas gathering system in 2016. This resulted in a $63.5 million noncash impairment charge to ONEOK Partners’ long-lived assets in the fourth quarter 2015. Bighorn Gas Gathering, in which ONEOK Partners owns a 49 percent equity interest, and Fort Union Gas Gathering, in which ONEOK Partners owns a 37 percent equity interest, are both partially supplied with volumes from ONEOK Partners’ wholly owned coal-bed methane natural gas gathering system. ONEOK Partners also owns a 35 percent equity interest in Lost Creek Gathering Company, which also is located in a dry natural gas area. ONEOK Partners reviewed its Bighorn Gas Gathering, Fort Union Gas Gathering and Lost Creek Gathering Company equity investments and recorded noncash impairment charges of $180.6 million in the fourth quarter 2015. The remaining net book value of ONEOK Partners’ equity investments in this dry natural gas area is $35.0 million.

In the fourth quarter 2015, ONEOK Partners also recorded a noncash impairment charge of approximately $10.2 million related to a previously idled asset, as the expectation for future use of the asset changed.

During 2014, Bighorn Gas Gathering recorded an impairment of its underlying assets when the operator determined that the volume decline would be sustained for the foreseeable future. As a result, ONEOK Partners reviewed its equity investment in Bighorn Gas Gathering for impairment and recorded noncash impairment charges of $76.4 million in 2014 related to Bighorn Gas Gathering.

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

The Natural Gas Liquids segment invests in NGL-related projects to accommodate the transportation, fractionation and storage of NGL supply from shale and other resource development areas across ONEOK Partners’ asset base and alleviate expected infrastructure constraints between the Mid-Continent and Gulf Coast market centers to meet increasing petrochemical industry and NGL export demand in the Gulf Coast.

ONEOK Partners completed the following growth projects in this segment in 2014 and 2015:

Completed Projects	Location	Capacity	Approximate Costs (a)	Completion Date
			(In millions)
Ethane/Propane Splitter	Gulf Coast	40 MBbl/d	$46	March 2014
Sterling III Pipeline and reconfigure Sterling I and II	Mid-Continent Region	193 MBbl/d	$808	March 2014
Bakken NGL Pipeline expansion - Phase I	Rocky Mountain Region	75 MBbl/d	$90	September 2014
Niobrara NGL Lateral	Powder River Basin	90 miles	$65	September 2014
West Texas LPG (b)	Permian Basin	2,600 miles	$800	November 2014
MB-3 Fractionator	Gulf Coast	75 MBbl/d	$530	December 2014
NGL Pipeline and Hutchinson Fractionator infrastructure	Mid-Continent Region	95 miles	$120	April 2015
(a) Excludes AFUDC.
(b) Acquisition.

ONEOK Partners has the following projects in various stages of construction:

Projects in Progress	Location	Capacity	Approximate Costs (a)	Expected Completion Date
(In millions)
Bear Creek NGL infrastructure	Williston Basin	40 miles	$35-$45	Third quarter 2016
Bakken NGL Pipeline expansion - Phase II	Rocky Mountain Region	25 MBbl/d	$100	Third quarter 2018
Bronco NGL infrastructure	Powder River Basin	65 miles	$45-$60	Suspended
Demicks Lake NGL infrastructure	Williston Basin	12 miles	$10-$15	Suspended
Total			$190-$220
(a) Excludes AFUDC.

As a result of reductions in crude oil and natural gas drilling activities and the expectation of continued slower supply growth or declines due to the lower crude oil, natural gas and NGL prices, ONEOK Partners has suspended capital expenditures for certain natural gas liquids infrastructure projects related to planned natural gas processing plants. ONEOK Partners could resume its suspended capital-growth projects when market conditions improve and its customers’ needs change. If the current commodity price environment persists for a prolonged period, it may further impact the timing or demand for these projects and additional infrastructure projects or growth opportunities in the future.

For a discussion of ONEOK Partners’ capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results - The Natural Gas Liquids segment’s financial results for the year ended December 31, 2015, reflect the benefits from the completed growth projects in the table above.

The following tables set forth certain selected financial results and operating information for the Natural Gas Liquids segment for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2015 vs. 2014		2014 vs. 2013
Financial Results	2015	2014	2013	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$5,200.8	$9,462.4	$9,857.7	$(4,261.6)	(45)%	$(395.3)	(4)%
Exchange service and storage revenues	1,199.7	988.8	839.3	210.9	21%	149.5	18%
Transportation revenues	179.2	94.2	81.0	85.0	90%	13.2	16%
Cost of sales and fuel (exclusive of items shown separately below)	5,328.3	9,435.3	9,908.1	(4,107.0)	(44)%	(472.8)	(5)%
Operating costs	314.5	296.4	236.6	18.1	6%	59.8	25%
Depreciation and amortization	158.7	124.1	89.2	34.6	28%	34.9	39%
Impairment of long-lived assets	10.0	—	—	10.0	*	—	—%
Gain (loss) on sale of assets	(0.9)	(0.6)	0.8	(0.3)	50%	(1.4)	*
Operating income	$767.3	$689.0	$544.9	$78.3	11%	$144.1	26%
Equity in net earnings from investments	$38.7	$27.3	$22.0	$11.4	42%	$5.3	24%
Capital expenditures	$226.1	$798.0	$1,128.3	$(571.9)	(72)%	$(330.3)	(29)%
Cash paid for acquisitions, net of cash received	$—	$800.9	$153.0	$(800.9)	(100)%	$647.9	*
* Percentage change is greater than 100 percent or is not meaningful.

Crude prices declined sharply beginning in the fourth quarter 2014 and remained relatively low throughout 2015, which impacted NGL prices as NGL prices generally are linked to crude oil prices. These lower prices decreased both ONEOK Partners’ NGL and condensate sales revenue and cost of sales and fuel in our Consolidated Statements of Income. Therefore, the impact is largely offset between revenues and cost of sales and fuel.

In the first quarter 2014, ONEOK Partners experienced increased propane demand and prices, which impacted its results of operations in 2014, due to colder than normal weather. The price of propane in the Mid-Continent market and the wider location price differentials between the Mid-Continent and Gulf Coast market centers peaked in late January 2014 and returned to then historical levels by the end of February 2014 as supply and demand balanced.

2015 vs. 2014 - Operating income provided by revenues less cost of sales and fuel increased primarily as a result of the following:

•
an increase of $191.0 million in fee-based exchange-services, which resulted from increased volumes from new plants connected in the Williston Basin and Mid-Continent region and higher revenues from customers with minimum volume obligations;

•	an increase of $81.8 million in the transportation business due primarily to the acquisition of the West Texas LPG system in the Permian Basin, which was acquired in November 2014; and

•
an increase of $23.8 million resulting from decreased ethane rejection in the Williston Basin resulting from downstream NGL product specification issues, offset partially by higher ethane rejection in the Mid-Continent region; offset partially by

•
a decrease of $118.4 million in the optimization, marketing and differentials-based activities, which resulted from a $66.3 million decrease due primarily to narrower NGL product price differentials, a $27.7 million decrease due primarily to narrower NGL location price differentials and a $24.4 million decrease in the marketing business. A portion of this decrease relates to the increased demand for propane experienced during the first quarter 2014;

•	a decrease of $29.9 million related to lower isomerization volumes resulting from narrower NGL price differential between normal butane and iso-butane; and

•	a decrease of $6.9 million due to the impact of operational losses in 2015 and operational measurement gains in 2014.

Operating costs increased primarily as a result of the completion of ONEOK Partners’ growth projects and acquisition and include the following:

•	an increase of $29.2 million due to the West Texas LPG acquisition; and

•	an increase of $6.5 million due to higher ad valorem taxes; offset partially by

•
a decrease of $17.6 million due to reduced operating costs resulting from lower rates charged by service providers, primarily from $6.6 million lower outside services, $5.0 million lower supplies and expenses and $3.2 million lower chemicals and materials.

Depreciation and amortization expense increased due primarily to ONEOK Partners’ completed capital projects and acquisition.

In the fourth quarter 2015, ONEOK Partners recorded a noncash impairment charge of approximately $10.0 million related to a previously idled asset, as the expectation for future use of the asset changed.

Equity in net earnings from investments increased in 2015, compared with 2014, due primarily to higher volumes delivered to Overland Pass Pipeline from ONEOK Partners’ Bakken NGL Pipeline.

Capital expenditures decreased due primarily to the completion of several growth projects in 2014.

2014 vs. 2013 - ONEOK Partners experienced significantly higher prices in the first quarter 2014 due to severely cold weather, compared with 2013. In response to increased heating demand, propane prices increased significantly at the Mid-Continent market center at Conway, Kansas, compared with the Gulf Coast market center at Mont Belvieu, Texas, in the first quarter 2014. The price of propane in the Mid-Continent market and the wider location price differentials between the Mid-Continent and Gulf Coast market centers peaked in late January 2014 and returned to historical levels by the end of February 2014 as supply and demand balanced.

Operating income provided by revenues less cost of sales and fuel increased primarily as a result of the following:

•
an increase of $157.4 million in fee-based exchange and transportation services, which resulted from increased volumes from new plants connected in the Williston Basin and Mid-Continent region, and higher fees for exchange-services activities resulting from contract renegotiations, offset partially by lower volumes from the termination of a contract;

•
an increase of $79.8 million in the optimization, marketing and differentials-based activities, which resulted from a $31.4 million increase due primarily to wider realized NGL product price differentials; a $25.2 million increase in the marketing business related primarily to increased weather-related seasonal demand for propane during the first quarter 2014, and marketing and truck and rail activities in the second, third and fourth quarters 2014; and a $23.2 million increase due primarily to significantly wider NGL location price differentials, primarily related to increased weather-related seasonal demand for propane during the first quarter 2014, offset partially by lower optimization volumes in the second, third and fourth quarters 2014 when differentials narrowed; and

•	an increase of $22.8 million related to higher isomerization volumes resulting from the wider NGL product price differential between normal butane and iso-butane; offset partially by

•	a decrease of $18.3 million resulting from the impact of ethane rejection, which resulted in lower NGL volumes; and

•	a decrease of $6.0 million due to the impact of lower operational measurement gains.

Operating costs increased primarily as a result of the completion of ONEOK Partners’ growth projects, which include the following:

•	an increase of $20.1 million due to higher outside services expenses associated primarily with scheduled maintenance and the growth of operations related to completed capital projects;

•	an increase of $15.5 million due to higher ad valorem taxes related to its completed capital projects;

•	an increase of $14.9 million due to higher employee-related costs due primarily to higher labor and employee benefit costs; and

•	an increase of $3.4 million due to higher chemical, materials and supplies expense.

Depreciation and amortization expense increased due primarily to ONEOK Partners’ completed capital projects.

Equity in net earnings from investments increased in 2014, compared with 2013, due primarily to higher volumes delivered to Overland Pass Pipeline from ONEOK Partners’ Bakken NGL Pipeline that was placed in service in April 2013 and revenues from minimum volume agreements, offset partially by increased ethane rejection and higher operating costs.

Capital expenditures decreased due primarily to timing of expenditures on ONEOK Partners’ growth projects discussed above.

Selected Operating Information - The following tables set forth selected operating information for the Natural Gas Liquids segment for the periods indicated:

	Years Ended December 31,
Operating Information	2015	2014	2013
NGL sales (MBbl/d)	660	615	657
NGLs transported - gathering lines (MBbl/d) (a)	769	533	547
NGLs fractionated (MBbl/d) (b)	552	522	535
NGLs transported - distribution lines (MBbl/d) (a)	428	408	435
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.02	$0.05	$0.04
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.

2015 vs. 2014 - NGLs transported on gathering lines and NGLs fractionated increased due to increased volumes from new plant connections in the Williston Basin and Mid-Continent region and decreased ethane rejection in the Rocky Mountain region, offset partially by increased ethane rejection in the Mid-Continent region. The decreased ethane rejection in the Rocky Mountain region began in June 2015 due to downstream NGL product specifications and increased gathered volumes by approximately 20 MBbl/d in the second half of 2015. We expect this decreased level of rejection to continue throughout 2016. NGLs transported on gathering lines also increased significantly due to volumes from the Permian Basin transported on the West Texas LPG system, which was acquired in November 2014.

NGLs transported on distribution lines increased due primarily to higher gathered and fractionated volumes as discussed above and due to increased volumes transported for ONEOK Partners’ optimization business.

2014 vs. 2013 - NGLs transported on gathering lines and NGLs fractionated decreased due primarily to the termination of a low fee-rate contract and increased ethane rejection in the Mid-Continent and Rocky Mountain regions, offset partially by volumes from new plants connected in the Williston Basin and Mid-Continent region and from the West Texas LPG system acquired in November 2014.

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

Natural Gas Pipelines

Growth Projects - The following projects are in various stages of construction. Roadrunner is a 50 percent-owned joint venture equity-method investment project. WesTex is a wholly owned project.

Projects in Progress	Location	Capacity	Approximate Costs (a)	Expected Completion Date
(In millions)
WesTex Pipeline Expansion	Permian Basin	260 MMcf/d	$70-$100	First quarter 2017
Roadrunner Gas Transmission Pipeline - Equity-Method Investment
Phase I (b)	Permian Basin	170 MMcf/d	$190-$210	First quarter 2016
Phase II (b)	Permian Basin	400 MMcf/d	$210-$230	First quarter 2017
Phase III (b)	Permian Basin	70 MMcf/d	$30-$40	2019
Roadrunner Gas Transmission Pipeline Total			$430-$480
(a) - Excludes AFUDC.
(b) - 50-50 joint venture equity-method investment. Approximate costs represents total project costs, which are expected to be financed with approximately 50 percent equity contributions and 50 percent debt issued by Roadrunner. We expect ONEOK Partners to make equity contributions for approximately 25 percent of the total project costs.

Roadrunner - In March 2015, ONEOK Partners entered into a 50-50 joint venture with a subsidiary of Fermaca, a Mexico City-based natural gas infrastructure company, to construct a pipeline to transport natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas. The Roadrunner pipeline will connect with ONEOK Partners’ existing natural gas pipeline and storage infrastructure in Texas and, together with its WesTex intrastate natural gas transmission pipeline expansion project, is expected to create a platform for future opportunities to deliver natural gas supply to Mexico. These integrated assets also are expected to provide markets in Mexico access to upstream supply basins in West Texas and the Mid-Continent region, which adds location and price diversity to their supply mix and supports the plan of Mexico’s national electric utility, Comisión Federal de Electricidad, to replace oil-fueled power plants with natural gas-fueled power plants, which are more economical and produce fewer GHG emissions.

The Roadrunner pipeline was fully subscribed for its initial design through an open season process held in December 2014. Precedent agreements representing the initial design capacity have been executed with the Comisión Federal de Electricidad and a Fermaca subsidiary. All transportation agreements are firm demand charge and have a term of 25 years. Additional capacity could become available through future expansions depending on market demand.

ONEOK Partners is managing the construction of the project and will be the operator of the pipeline upon its completion. The estimated total cost of the project is approximately $430 million to $480 million. ONEOK Partners contributed approximately $30 million to Roadrunner for the year ended December 31, 2015. ONEOK Partners expects to contribute approximately $50 million to Roadrunner during 2016. Roadrunner entered into a $230 million senior secured credit facility for the construction and operation of the pipeline. The senior secured credit facility expires seven years after the Roadrunner Phase II in-service date, which is expected to be completed in the first quarter 2017. In addition, Roadrunner executed interest-rate swaps to hedge the variability of its interest payments during the term of the credit facility. Roadrunner’s credit facility is nonrecourse to ONEOK and ONEOK Partners, and neither ONEOK nor ONEOK Partners guarantees Roadrunner’s debts or obligations under the credit facility.

Roadrunner has all permits needed to complete construction on Phase I and all permits needed to begin construction on Phase II. Construction on both Phase I and Phase II is ongoing and we expect Phase I to be completed in the first quarter 2016.

WesTex Pipeline Expansion - In July 2015, ONEOK Partners announced that it plans to expand the capacity of the WesTex intrastate natural gas pipeline by constructing two new compressor stations and upgrading or expanding three existing compressor stations. The expansion project is approximately 90 percent subscribed with long-term firm demand charge transportation contracts and will complement the Roadrunner pipeline project. Together, these projects provide markets in Mexico access to upstream supply basins in West Texas and the Mid-Continent region.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for the Natural Gas Pipelines segment for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2015 vs. 2014		2014 vs. 2013
Financial Results	2015	2014	2013	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$258.6	$270.5	$233.0	$(11.9)	(4)%	$37.5	16%
Storage revenues	57.1	64.0	70.4	(6.9)	(11)%	(6.4)	(9)%
Natural gas sales and other revenues	16.7	15.9	22.1	0.8	5%	(6.2)	(28)%
Cost of sales and fuel (exclusive of items shown separately below)	34.5	21.9	39.8	12.6	58%	(17.9)	(45)%
Operating costs	105.7	111.0	101.2	(5.3)	(5)%	9.8	10%
Depreciation and amortization	43.5	43.3	43.5	0.2	—%	(0.2)	—%
Gain (loss) on sale of assets	4.3	6.8	10.6	(2.5)	(37)%	(3.8)	(36)%
Operating income	$153.0	$181.0	$151.6	$(28.0)	(15)%	$29.4	19%
Equity in net earnings from investments	$68.7	$69.8	$65.0	$(1.1)	(2)%	$4.8	7%
Capital expenditures	$58.2	$43.0	$34.7	$15.2	35%	$8.3	24%
Cash paid for acquisitions	$—	$14.0	$—	$(14.0)	(100)%	$14.0	*
* Percentage change is greater than 100 percent or is not meaningful.

2015 vs. 2014 - Operating income provided by revenues less cost of sales and fuel decreased primarily as a result of the following:

•	a decrease of $24.3 million from lower short-term natural gas storage services as a result of weather-related seasonal demand associated with severely cold weather in the first quarter 2014;

•	a decrease of $10.0 million from lower net retained fuel due to lower natural gas prices and natural gas volumes retained; and

•
a decrease of $5.0 million from lower park-and-loan services on ONEOK Partners’ interstate pipelines as a result of weather-related seasonal demand due to severely cold weather in the first quarter 2014; offset partially by

•
an increase of $8.6 million due to higher transportation revenues, primarily from increased rates on intrastate pipelines and higher rates on Viking Gas Transmission, offset partially by decreased interruptible transportation revenues from lower natural gas volumes transported.

Operating costs decreased primarily as a result of lower materials and supplies and outside services expenses.

Gain on sale of assets decreased in 2015 primarily as a result of excess pad gas sales of $4.3 million in 2015, compared with $6.8 million in the prior year.

Equity in net earnings from investments decreased $1.1 million due primarily to decreased park-and-loan services on Northern Border Pipeline as a result of weather-related seasonal demand due to severely cold weather in the first quarter 2014, offset partially by an increase in contracted firm transportation.

Capital expenditures increased due primarily to a compressor station expansion project.

2014 vs. 2013 - Operating income provided by revenues less cost of sales and fuel increased primarily as a result of the following:

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

•	an increase of $5.1 million due to increased park-and-loan services on ONEOK Partners’ interstate pipelines as a result of weather-related seasonal demand in the first quarter 2014;

•	an increase of $5.0 million from higher net retained fuel due to higher natural gas prices and natural gas volumes retained; and

•	an increase of $3.1 million from additional storage services to meet utility customers’ peak-day demand; offset partially by

•	a decrease of $14.3 million due to lower storage revenues from lower contracted firm capacity.

Operating costs increased primarily as a result of increased employee-related costs due to higher labor and employee benefit costs, as well as higher expenditures for outside services associated with scheduled maintenance and higher materials and supplies expenses.

Gain on sale of assets decreased in 2014 as a result of excess pad gas sales of $6.8 million in 2014, compared with $10.5 million in the prior year.

Equity in net earnings from investments increased $4.8 million due primarily to increased park-and-loan services on Northern Border Pipeline as a result of increased weather-related seasonal demand in the first quarter 2014, offset partially by lower contracted capacity.

	Years Ended December 31,
Operating Information (a)	2015	2014	2013
Natural gas transportation capacity contracted (MDth/d)	5,840	5,781	5,524
Transportation capacity subscribed	92%	91%	90%
Average natural gas price
Mid-Continent region ($/MMBtu)	$2.42	$4.33	$3.61
(a) - Includes volumes for consolidated entities only.

ONEOK Partners’ natural gas pipelines primarily serve end users, such as natural gas distribution and electric-generation companies, that require natural gas to operate their businesses regardless of location price differentials. The development of shale and other resource areas has continued to increase available natural gas supply resulting in narrower location and seasonal price differentials. As additional supply is developed, ONEOK Partners expects crude oil and natural gas producers to demand incremental services in the future to transport their production to market. The abundance of shale gas supply and new regulations on emissions from coal-fired electric-generation plants may also increase the demand for ONEOK Partners’ services from electric-generation companies as they convert to a natural gas fuel source. Conversely, contracted capacity by certain customers that are focused on capturing location or seasonal price differentials may decrease in the future due to narrowing price differentials. Overall, ONEOK Partners expects its fee-based earnings in this segment to remain relatively stable with growth in the Permian Basin as it completes construction of its Roadrunner joint venture and its WesTex pipeline expansion.

In August 2014, Viking Gas Transmission filed a “Stipulation and Agreement in Resolutions of All Issues Concerning Adjustment in Rates of Viking Gas Transmission Company” (settlement) with the FERC. The settlement was approved on October 1, 2014, and became final on October 31, 2014. Rates under the settlement became effective January 1, 2015.

Northern Border Pipeline, in which ONEOK Partners has a 50 percent ownership interest, has contracted substantially all of its long-haul transportation capacity through the first quarter 2017.

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

ONEOK - ONEOK’s primary source of cash inflows are distributions to us from our general partner and limited partner interests in ONEOK Partners. The cash distributions that we expect to receive from ONEOK Partners are expected to provide sufficient resources to fund our operations, debt service and quarterly cash dividends. At December 31, 2015, we had approximately $92.5 million of cash on hand. Our next long-term debt maturity is in 2022.

In March 2014, we completed the wind down of our energy services business. We expect future cash expenditures associated with the released transportation and storage capacity from the wind down of our energy services business to be approximately $37 million with approximately $19 million in 2016, $10 million in 2017, $4 million in 2018 and $4 million from 2019 through 2023.

ONEOK Partners - ONEOK Partners relies primarily on operating cash flows, commercial paper, bank credit facilities, debt issuances and the issuance of common units for its liquidity and capital resources requirements. As of December 31, 2015, ONEOK Partners had $5.1 million of cash on hand and available capacity under its Partnership Credit Agreement of $1.8 billion. In addition, in January 2016, ONEOK Partners entered into the $1.0 billion senior unsecured Term Loan Agreement with a syndicate of banks that matures in January 2019.

ONEOK Partners funds its operating expenses, debt service and cash distributions to its limited partners and general partner primarily with operating cash flows. To the extent operating cash flows are not sufficient to fund its cash distributions, ONEOK Partners may utilize short- and long-term debt and issuances of equity, as necessary. Capital expenditures are funded by operating cash flows, short- and long-term debt and issuances of equity. ONEOK Partners’ ability to continue to access capital markets for debt and equity financing under reasonable terms depends on its financial condition, credit ratings and market conditions. The significant decline in commodity prices has increased the cost of debt and equity financing for ONEOK Partners and others in the industry. While lower commodity prices and industry uncertainty may result in increased financing costs, ONEOK Partners expects to utilize its commercial paper program, Partnership Credit Agreement, Term Loan Agreement and cash from operations to fund its announced growth capital expenditures, refinance its senior notes maturities and meet its working capital needs through 2016 and well into 2017. However, ONEOK Partners may access the capital markets to issue debt or equity securities prior to that time as it considers prudent to provide liquidity for new capital projects, to maintain investment-grade credit ratings or other partnership purposes.

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

Short-term Liquidity - ONEOK’s sources of short-term liquidity are quarterly distributions from ONEOK Partners, cash on hand of $92.5 million as of December 31, 2015, and access to our $300 million ONEOK Credit Agreement. We terminated our commercial paper program in February 2014. At December 31, 2015, ONEOK had no short-term debt outstanding.

ONEOK Partners’ principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from its equity-method investments and proceeds from its commercial paper program, the ONEOK Partners Credit Agreement and its “at-the-market” equity program.

ONEOK Partners had working capital (defined as current assets less current liabilities) deficits of approximately $697 million and $1.3 billion as of December 31, 2015 and 2014, respectively. Although working capital is influenced by several factors, including, among other things, (i) the timing of (a) scheduled debt payments, (b) the collection and payment of accounts receivable and payable, and (c) equity and debt issuances, and (ii) the volume and cost of inventory and commodity imbalances, ONEOK Partners’ working capital deficit at December 31, 2014, was driven primarily by ONEOK Partners’ capital-growth projects and ONEOK Partners’ $800 million acquisition of West Texas LPG in November 2014, which were initially funded with short-term borrowings under its commercial paper program. ONEOK Partners repaid these short-term borrowings with cash from operations, its March 2015 debt issuance, equity issued through its “at-the-market” equity program and its August 2015 equity issuances. ONEOK Partners’ working capital deficit at December 31, 2015, was driven primarily by its capital-growth projects. ONEOK Partners may have working capital deficits in future periods as it continues to finance its capital-growth projects, often initially with short-term borrowings. We do not expect ONEOK Partners’ working capital deficit to have an adverse impact to our or ONEOK Partners’ cash flows or operations. The consolidated working capital balance is impacted primarily by ONEOK Partners’ working capital balance.

The weighted-average interest rate at December 31, 2015, on ONEOK Partners’ short-term borrowings was 1.43 percent. Based on the forward LIBOR curve, we expect the interest rates on ONEOK Partners’ short-term borrowings to increase in 2016, compared with interest rates on amounts outstanding at December 31, 2015.

ONEOK Credit Agreement - In January 2016, we extended the term of our ONEOK Credit Agreement by one year to January 2020. At December 31, 2015, we had $1.1 million in letters of credit issued under the ONEOK Credit Agreement and approximately $92.5 million of cash and cash equivalents. We had $298.9 million of credit available at December 31, 2015, under the ONEOK Credit Agreement.

The ONEOK Credit Agreement is a $300 million revolving credit facility and contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to Consolidated EBITDA (EBITDA, as defined in the ONEOK Credit Agreement) of no more than 4.0 to 1. Upon breach of certain covenants by us in the ONEOK Credit Agreement, amounts outstanding under our ONEOK Credit Agreement, if any, may become due and payable immediately. At December 31, 2015, our ratio of indebtedness to Consolidated EBITDA was 2.3 to 1, and we were in compliance with all covenants under the ONEOK Credit Agreement.

The ONEOK Credit Agreement also includes a $50 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swingline loans. Under the terms of the ONEOK Credit Agreement, we may request an increase in the size of the facility to an aggregate of $500 million from $300 million by either commitments from new lenders or increased commitments from existing lenders. The ONEOK Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit rating. Based on our current credit rating, borrowings, if any, will accrue interest at LIBOR plus 145 basis points, and the annual facility fee is 30 basis points.

ONEOK Partners Credit Agreement - At December 31, 2015, ONEOK Partners had $246.3 million of commercial paper outstanding, $14 million of letters of credit issued and $300 million of borrowings outstanding under the ONEOK Partners Credit Agreement. At December 31, 2015, ONEOK Partners had approximately $5.1 million of cash and cash equivalents and approximately $1.8 billion of credit available under the ONEOK Partners Credit Agreement.

In January 2016, ONEOK Partners extended the term of its ONEOK Partners Credit Agreement by one year to January 2020. The ONEOK Partners Credit Agreement is a $2.4 billion revolving credit facility and includes a $100 million sublimit for the issuance of standby letters of credit and a $150 million swingline sublimit. The ONEOK Partners Credit Agreement is available for general partnership purposes. During the first quarter 2015, ONEOK Partners increased the size of the ONEOK Partners Credit Agreement and commercial paper program each to $2.4 billion from $1.7 billion. Amounts outstanding under ONEOK Partners’ commercial paper program reduce the borrowing capacity under the ONEOK Partners Credit Agreement.

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

The ONEOK Partners Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1. If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will be increased to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters. As a result of the West Texas LPG acquisition ONEOK Partners completed in the fourth quarter 2014, the allowable ratio of indebtedness to adjusted EBITDA increased to 5.5 to 1 through the second quarter 2015. If ONEOK Partners were to breach certain covenants in the ONEOK Partners Credit Agreement, amounts outstanding under the ONEOK Partners Credit Agreement, if any, may become due and payable immediately. At December 31, 2015, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 4.4 to 1, and ONEOK Partners was in compliance with all covenants under the ONEOK Partners Credit Agreement. At December 31, 2015, ONEOK Partners could have issued $1.0 billion of incremental short- and long-term debt to meet its liquidity needs under the most restrictive provisions contained in its various borrowing agreements.

Borrowings under the ONEOK Partners Credit Agreement, ONEOK Partners’ Term Loan Agreement and ONEOK Partners’ senior notes are nonrecourse to ONEOK, and ONEOK does not guarantee ONEOK Partners’ debt, commercial paper or other similar commitments.

Long-term Financing - We expect ONEOK Partners to fund its longer-term financing requirements by issuing common units or long-term notes. Other options to obtain financing include, but are not limited to, issuance of convertible debt securities, asset securitization and the sale and lease back of facilities.

ONEOK Partners’ ability to obtain financing is subject to changes in the debt and equity markets, and there is no assurance it will be able or willing to access the public or private markets in the future. ONEOK Partners may choose to meet its cash requirements by utilizing some combination of cash flows from operations, borrowing under its commercial paper program or the ONEOK Partners Credit Agreement, altering the timing of controllable expenditures, restricting future acquisitions and capital projects, selling assets or pursuing other debt or equity financing alternatives. Some of these alternatives could result in higher costs or negatively affect its respective credit ratings, among other factors. Based on ONEOK Partners’ investment-grade credit ratings, general financial condition and expectations regarding its future earnings and projected cash flows, we expect ONEOK Partners will be able to meet its cash requirements and maintain investment-grade credit ratings.

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

In March 2014, we repaid our $400 million, 5.2 percent senior notes due in 2015 for $430.1 million, including accrued but unpaid interest to the redemption date. We recorded a loss on extinguishment of $24.8 million related to the early retirement of long-term debt, which is included in other expense in our Consolidated Statements of Income. We reclassified a loss of $4.6 million, net of tax of $3.1 million, from accumulated other comprehensive income (loss) for terminated cash flow hedges related to the debt retirements, which is included in interest expense in our Consolidated Statements of Income.

ONEOK Partners’ Debt Issuances and Maturities - In January 2016, ONEOK Partners entered into the $1.0 billion senior unsecured delayed-draw Term Loan Agreement with a syndicate of banks, which may be drawn by April 7, 2016. ONEOK Partners expects to draw the full $1.0 billion available under the agreement and use the proceeds to effectively refinance its $650 million, 3.25 percent senior notes that matured on February 1, 2016, and its $450 million, 6.15 percent senior notes that mature on October 1, 2016. The Term Loan Agreement matures in January 2019 and will bear interest at LIBOR plus a margin that is based on the credit ratings assigned to ONEOK Partners’ senior, unsecured, long-term indebtedness. Based on ONEOK Partners’ current applicable credit rating, borrowings on the Term Loan Agreement will accrue at LIBOR plus 130.0 basis points. The Term Loan Agreement contains an option, which may be exercised up to two times, to extend the term of the loan, in each case, for an additional one-year term subject to approval of the banks. The Term Loan Agreement provides an option to prepay, without penalty or premium, the amount outstanding, or any portion thereof and contains substantially the same covenants as those contained in the ONEOK Partners Credit Agreement.

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

ONEOK Partners’ Equity Issuances - In August 2015, ONEOK Partners completed a private placement of 21.5 million common units at a price of $30.17 per unit with us. Additionally, ONEOK Partners completed a concurrent sale of approximately 3.3 million common units at a price of $30.17 per unit to funds managed by Kayne Anderson Capital Advisors in a registered direct offering, which were issued through its existing “at-the-market” equity program. The combined offerings generated net cash proceeds of approximately $749 million to ONEOK Partners. In conjunction with these issuances, ONEOK Partners GP contributed approximately $15.3 million in order to maintain our 2 percent general partner interest in ONEOK Partners. ONEOK Partners used the proceeds for general partnership purposes, including capital expenditures and repayment of commercial paper borrowings.

ONEOK Partners has an “at-the-market” equity program for the offer and sale from time to time of its common units, up to an aggregate amount of $650 million. The program allows ONEOK Partners to offer and sell its common units at prices it deems appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between ONEOK Partners and the sales agent. ONEOK Partners is under no obligation to offer and sell common units under the program. At December 31, 2015, ONEOK Partners had approximately $138 million of registered common units available for issuance through its “at-the-market” equity program.

During the year ended December 31, 2015, ONEOK Partners sold 10.5 million common units through its “at-the-market” equity program, including the units sold to funds managed by Kayne Anderson Capital Advisors in the offering discussed above. The gross proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $384.4 million. Net cash proceeds, after deducting agent commissions and other related costs, were approximately $381.6 million to ONEOK Partners, which were used for general partnership purposes, including repayment of commercial paper borrowings.

As a result of these transactions, our aggregate ownership interest in ONEOK Partners increased to 41.2 percent at December 31, 2015, from 37.8 percent at December 31, 2014.

In May 2014, ONEOK Partners completed an underwritten public offering of 13.9 million common units at a public offering price of $52.94 per common unit, generating net proceeds of approximately $714.5 million. In conjunction with this issuance, ONEOK Partners GP contributed approximately $15.0 million in order to maintain our 2 percent general partner interest in ONEOK Partners. ONEOK Partners used the proceeds for general partnership purposes, including capital expenditures and repayment of commercial paper borrowings.

During the year ended December 31, 2014, ONEOK Partners sold 7.9 million common units through its “at-the-market” equity program. The gross proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $408.1 million. Net cash proceeds, after deducting agent commissions and other related costs, were approximately $402.1 million to ONEOK Partners, which were used for general partnership purposes.

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

During the year ended December 31, 2013, ONEOK Partners sold 681,000 common units through its “at-the-market” equity program. The gross proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $36.6 million. Net cash proceeds, after deducting agent commissions and other related costs, were approximately $36.1 million to ONEOK Partners, which were used for general partnership purposes.

Interest-rate Swaps - ONEOK Partners has entered into forward-starting interest-rate swaps to hedge the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. Upon ONEOK Partners’ debt issuance in March 2015, ONEOK Partners paid $55.1 million to settle $500 million of its interest-rate swaps. At December 31, 2015, ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $400 million that were designated as cash flow hedges and have settlement dates of less than 12 months.

In January 2016, ONEOK Partners entered into forward-starting interest-rate swaps with notional amounts totaling $1.0 billion for the period of April 2016 through July 2018 and forward-starting interest-rate swaps with notional amounts totaling $500 million for the period of July 2018 through January 2019 that were designated as cash flow hedges to hedge the variability of its LIBOR-based interest payments.

Capital Expenditures - ONEOK Partners’ capital expenditures are financed typically through operating cash flows, short- and long-term debt and the issuance of equity. ONEOK Partners’ capital expenditures were approximately $1.2 billion, $1.7 billion and $1.9 billion for 2015, 2014 and 2013, respectively. Capital expenditures for ONEOK Partners for 2015 decreased, compared with 2014, due primarily to the completion of several large projects in 2014. ONEOK Partners realigned its capital-growth projects with the needs of its crude oil and natural gas producer customers, which included suspending, reducing or eliminating certain capital-growth projects to reduce its capital expenditures. Capital expenditures decreased for 2014, compared with 2013, due primarily to the timing of expenditures on growth projects in the Natural Gas Gathering and Processing and Natural Gas Liquids segments.

The following table sets forth ONEOK Partners’ 2016 projected capital expenditures, excluding AFUDC:

2016 Projected Capital Expenditures
(Millions of dollars)
Natural Gas Gathering and Processing	$355
Natural Gas Liquids	125
Natural Gas Pipelines	100
Other	20
Total projected capital expenditures	$600

In 2016, we expect lower capital spending at ONEOK Partners, compared with spending levels from 2013 through 2015, due to the current commodity price environment and alignment of capital-growth projects with the needs of ONEOK Partners’ customers. ONEOK Partners expects to finance 2016 capital expenditures with cash flows from operations and short-term borrowings and does not expect a need to issue public debt or equity in 2016 and well into 2017. However, ONEOK Partners may access the capital markets to issue debt or equity securities prior to that time as it considers prudent to provide liquidity for new capital projects, to maintain investment-grade credit ratings or other partnership purposes.

ONEOK’s capital expenditures were approximately $2 million, $33 million and $317 million for 2015, 2014 and 2013, respectively. Capital expenditures for ONEOK decreased due to the separation of the natural gas distribution business.

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

The Roadrunner limited liability agreement provides that distributions to members are made on a pro rata basis according to each member’s ownership interest. Cash distributions are paid within 45 days following the end of each quarter. Any changes to, or suspension of, the cash distributions from Roadrunner requires approval of the Roadrunner Management Committee. Voting rights for the Roadrunner Management Committee are allocated on a pro rata basis according to each member’s ownership interest. Cash distributions are equal to 100 percent of available cash, as defined in the limited liability company agreement.

West Texas LPG Pipeline - The limited partnership agreement of WTLPG provides that distributions to the partners are to be made on a pro rata basis according to each partner’s ownership interest. Cash distributions to the partners are currently declared and paid by WTLPG each calendar quarter. Any changes to, or suspension of, the cash distributions from WTLPG requires the approval of a minimum of 90 percent of the ownership interest and a minimum of two general partners of WTLPG. Cash distributions are equal to 100 percent of distributable cash as defined in the limited partnership agreement of WTLPG.

Credit Ratings - ONEOK and ONEOK Partners’ credit ratings as of February 16, 2016, are shown in the table below:

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

Recent declines in the energy commodity price environment and its impact on ONEOK Partners’ results of operations and cash flows could cause the credit rating agencies to downgrade its credit ratings. If ONEOK Partners’ credit ratings were downgraded, the cost to borrow funds under its commercial paper program and the ONEOK Partners Credit Agreement would increase, and ONEOK Partners could potentially lose access to the commercial paper market. In the event that ONEOK Partners is unable to borrow funds under its commercial paper program and there has not been a material adverse change in its business, ONEOK Partners would continue to have access to the ONEOK Partners Credit Agreement, which expires in January 2020. An adverse credit rating change alone is not a default under the ONEOK Credit Agreement or the ONEOK Partners Credit Agreement. A downgrade in ONEOK Partners’ credit ratings would likely result in a downgrade to ONEOK’s credit ratings. However, we would not expect a downgrade to our credit ratings to have a material impact on our results of operations.

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

In the second and third quarters of 2015, ONEOK Partners’ cash flow from operations exceeded its cash distributions. However, for the year ended December 31, 2015, ONEOK Partners’ cash distributions exceeded its cash flow from operations. As a result, ONEOK Partners utilized cash from operations, its commercial paper program and distributions received from its equity-method investments to fund its cash distributions. We expect increases in cash flows from operations in 2016, compared with 2015, due primarily to completion of ONEOK Partners’ growth projects that we expect will provide increasing volumes in the Natural Gas Gathering and Processing and Natural Gas Liquids segments and higher fee revenues as a result of restructured contracts that we expect will provide increasing operating income in the Natural Gas Gathering and Processing segment.

Energy Commodity Prices - ONEOK Partners is subject to commodity price volatility. Significant fluctuations in commodity prices will affect its overall liquidity due to the impact commodity price changes have on its cash flows from operating activities, including the impact on working capital for NGLs and natural gas held in storage, margin requirements and certain energy-related receivables. The decline in commodity prices has contributed to a decrease in ONEOK Partners’ common unit price. While lower commodity prices and industry uncertainty may result in increased financing costs, we believe ONEOK Partners has secured sufficient access to the financial resources and liquidity necessary to meet its requirements for working capital, debt service payments and capital expenditures through 2016 and well into 2017. We believe that its available credit and cash and cash equivalents are adequate to meet liquidity requirements associated with commodity price volatility. See discussion under “Commodity Price Risk” in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for information on ONEOK Partners’ hedging activities.

Pension and Postretirement Benefit Plans - Information about our pension and postretirement benefits plans, including anticipated contributions, is included under Note N of the Notes to Consolidated Financial Statements in this Annual Report.

During 2015, we made no contributions to our defined benefit pension plans, and $2.0 million in contributions to our postretirement benefit plans. We expect to make no contributions to our defined benefit pension plan and approximately $2.0 million in contributions to our postretirement plans in 2016.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$1,007.0	$1,285.6	$1,294.8
Investing activities	(1,190.7)	(2,566.2)	(2,642.0)
Financing activities	108.5	1,304.5	912.9
Change in cash and cash equivalents	(75.2)	23.9	(434.3)
Change in cash and cash equivalents included in discontinued operations	—	3.3	2.9
Change in cash and cash equivalents from continuing operations	(75.2)	27.2	(431.4)
Cash and cash equivalents at beginning of period	172.8	145.6	577.0
Cash and cash equivalents at end of period	$97.6	$172.8	$145.6

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

2015 vs. 2014 - Cash flows from operating activities, before changes in operating assets and liabilities, were approximately $1.16 billion in 2015, compared with $1.23 billion in 2014. The decrease was due primarily to higher interest expense and operating costs, offset partially by higher operating income provided by revenues less cost of sales and fuel at ONEOK Partners, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows by approximately $149.0 million in 2015, compared with an increase of $58.3 million in 2014. The decrease was due primarily to the billing, collection and payment of trade receivables and payables resulting from the timing of cash collections from customers and payments made to vendors and suppliers, which vary from period to period. This change is also due to the change in natural gas and NGL volumes in storage. In the first quarter 2015, ONEOK Partners also paid $55.1 million to settle forward-starting interest-rate swaps in connection with its March 2015 debt offering.

2014 vs. 2013 - Cash flows from operating activities, before changes in operating assets and liabilities, were approximately $1.2 billion in 2014, compared with $1.3 billion in 2013. The decrease was due primarily to 2013 operating activities including a full year of operations of our former natural gas distribution business, which was separated from ONEOK on January 31, 2014, as discussed in Note B, offset partially by higher operating income from ONEOK Partners, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities increased operating cash flows by approximately $58.3 million in 2014, compared with a decrease of $7.2 million in 2013. The increase was due primarily to the collection and payment of trade receivables and payables resulting from the timing of cash collections from customers and paid to vendors and suppliers, which vary from period to period. This change is also due to the change in NGL volumes in storage. These increases were offset partially by higher settlements of liabilities associated with the wind down of our former energy services business and higher imbalances.

Investing Cash Flows - Cash used in investing activities decreased for 2015, compared with 2014, due primarily to the completion of growth projects at ONEOK Partners, the West Texas LPG acquisition in 2014 and the timing of capital expenditures for ONEOK Partners’ growth projects in the Natural Gas Gathering and Processing and Natural Gas Liquids segments, offset partially by contributions made to Roadrunner in 2015. ONEOK Partners also had an acquisition in the first quarter 2014 in the Natural Gas Pipelines segment.

Cash used in investing activities decreased for 2014, compared with 2013, due primarily to decreased capital expenditures due to the separation of ONE Gas and lower ONEOK Partners capital expenditures primarily in the Natural Gas Liquids segment, due to the timing of expenditures, offset partially by the acquisition of the West Texas LPG system.

Financing Cash Flows - Cash provided by financing activities decreased for 2015, compared with 2014, due primarily to repayment of short-term borrowings at ONEOK Partners associated with completing the West Texas LPG acquisition, increased distributions from ONEOK Partners to noncontrolling interests and increased ONEOK dividends. Additionally, ONEOK and ONEOK Partners combined raised capital of approximately $1.7 billion through both debt and equity issuances, net of ONEOK’s purchase of additional common units in ONEOK Partners, compared with approximately $2.3 billion in 2014, which includes senior notes issued by ONE Gas in January 2014, which at the time was our consolidated subsidiary. These were offset partially by repayments of long-term debt of approximately $7.7 million in 2015, compared with approximately $557.7 million in 2014, and ONEOK’s repayment of approximately $564.5 million of commercial paper in 2014 with proceeds received from ONE Gas.

Cash provided by financing activities increased for 2014, compared with 2013. The increases were due primarily to the issuance of $1.2 billion of ONE Gas debt, higher issuances of ONEOK Partners common units and ONEOK Partners’ short-term borrowings associated with completing the West Texas LPG acquisition. This was offset partially by ONEOK’s repayment of long-term debt from the proceeds received from ONE Gas. Cash flows also were affected by increased distributions from ONEOK Partners to noncontrolling interests and increased ONEOK dividends in 2014, compared with 2013.

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

Derivatives and Risk-Management Activities - We and ONEOK Partners utilize derivatives to reduce our market-risk exposure to commodity price and interest-rate fluctuations and to achieve more predictable cash flows. The accounting for changes in the fair value of a derivative instrument depends on whether it qualifies and has been designated as part of a hedging relationship. When possible, we implement effective hedging strategies using derivative financial instruments that qualify as hedges for accounting purposes. We have not used derivative instruments for trading purposes.

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

See Notes D and E of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of fair value measurements and derivatives and risk-management activities.

Impairment of Goodwill and Long-Lived Assets, including Intangible Assets - We assess our goodwill and indefinite-lived intangible assets for impairment at least annually on July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. While there have been sharp declines in commodity prices over the past year, ONEOK Partners is responding to the low commodity price environment by suspending certain capital-growth projects, aligning operating costs with the needs of its crude oil and natural gas producer customers, utilizing hedging to partially mitigate the low commodity prices and actively working to increase the fee-based component in the POP with fee contracts in the Natural Gas Gathering and Processing segment, which is the segment with the most commodity price exposure. Each reporting period, we assess these qualitative factors to determine whether it is more likely than not that the fair value of each of the reporting units is less than its carrying amount. At July 1, 2015, due to the current commodity price environment, we elected to perform a quantitative assessment, or Step 1 analysis, to test our goodwill for impairment. The assessment included the commodity price assumptions, expected contractual terms, anticipated operating costs and volume estimates. Our goodwill impairment analysis performed as of July 1, 2015, did not result in an impairment charge nor did our analysis reflect any reporting units at risk. In each reporting unit, the fair value substantially exceeded its carrying value. At December 31, 2015, we performed a qualitative review given the decline in commodity prices, ONEOK Partners’ unit price and our share price since our assessment as of July 1, 2015, and determined that no event has occurred indicating that the implied fair value of each of the reporting units is less than the carrying value of its net assets.

As part of our goodwill impairment test, we may first assess qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance) to determine whether it is more likely than not that the fair value of each of our reporting units is less than its carrying amount. If further testing is necessary or a quantitative test is elected, we perform a two-step impairment test for goodwill. In the first step, an initial assessment is made by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value is less than the book value, an impairment is indicated, and we must perform a second test to measure the amount of the impairment. In the second test, we calculate the implied fair value of the goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value determined in step one of the assessment. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, we will record an impairment charge.

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

The following table sets forth our goodwill, by segment, for the periods indicated:

	December 31, 2015	December 31, 2014
	(Thousands of dollars)
Natural Gas Gathering and Processing	$122,291	$122,291
Natural Gas Liquids	268,544	268,544
Natural Gas Pipelines	134,700	134,700
Total goodwill	$525,535	$525,535

As part of our indefinite-lived intangible asset impairment test, we first assess qualitative factors similar to those considered in the goodwill impairment test to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If further testing is necessary, we compare the estimated fair value of our indefinite-lived intangible asset with its book value. The fair value of our indefinite-lived intangible asset is estimated using the market approach. Under the market approach, we apply multiples to forecasted cash flows of the assets associated with our indefinite-lived intangible asset. The multiples used are consistent with historical asset transactions. After assessing qualitative and quantitative factors, we determined that there were no impairments to our indefinite-lived intangible asset in 2015. There were also no impairment charges resulting from our 2014 or 2013 annual impairment tests.

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

For the investments we account for under the equity method, the impairment test considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. Therefore, we periodically reevaluate the amount at which we carry our equity-method investments to determine whether current events or circumstances warrant adjustments to our carrying value.

Impairment Charges - ONEOK Partners recorded $264.3 million and $76.4 million of noncash impairment charges, primarily related to its long-lived assets and equity investments in the dry natural gas area of the Powder River Basin in 2015 and 2014, respectively.

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

Pension and Postretirement Employee Benefits - We have a defined benefit retirement plan covering certain full-time employees. We sponsor welfare plans that provide postretirement medical and life insurance benefits to certain employees who retire with at least five years of service. The expense and liability related to these plans is calculated using statistical and other factors that attempt to anticipate future events. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases, age and employment periods. In determining the projected benefit obligations and costs, assumptions can change from period to period and may result in material changes in the costs and liabilities we recognize. See Note N of the Notes to Consolidated Financial Statements in this Annual Report for additional information.

During 2015, we recorded net periodic benefit costs of $21.9 million related to our defined benefit pension and postretirement benefits plans in continuing operations.

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

We estimate that in 2016, we will record net periodic benefit costs of $17.2 million related to our defined benefit pension and postretirement benefits plans.

The following table sets forth the weighted-average assumptions used to determine our estimated 2016 net periodic benefit cost related to our defined benefit pension plans, and sensitivity to changes with respect to these assumptions.

	Rate Used	Cost Sensitivity (a)	Obligation Sensitivity (b)
		(Millions of dollars)
Discount rate	5.25%	$1.4	$12.0
Expected long-term return on plan assets	7.75%	$0.7	$—
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

A quarter percentage point change in either of the assumed rates would not have a significant impact on our postretirement benefit plan costs or obligation. Assumed health care cost-trend rates have an effect on the amounts reported for our postretirement benefit plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
	(Millions of dollars)
Effect on total of service and interest cost	$0.2	$(0.2)
Effect on postretirement benefit obligation	$0.9	$(0.8)

During 2015, we made no contributions to our defined benefit pension plan and $2.0 million in contributions to our postretirement benefit plans for our continuing operations. At December 31, 2015, we expect to make no contributions to our defined benefit pension plan and approximately $2.0 million in contributions to our postretirement plans in 2016.

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures. We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be reasonably estimated. We expense legal fees as incurred and base our legal liability estimates on currently available facts and our assessments of the ultimate outcome or resolution. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than the completion of a remediation feasibility study. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no material effect on earnings or cash flows during 2015, 2014 or 2013. Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings.

See Note R of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of contingencies.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth our contractual obligations related to debt, operating leases and other long-term obligations as of December 31, 2015. For additional discussion of the debt agreements, see Note I of the Notes to the Consolidated Financial Statements in this Annual Report. The table below includes the contractual obligations of our former energy services business as ONEOK remains responsible for those obligations. The table below does not include the obligations of our former natural gas distribution business as those obligations have been transferred to and are now the responsibility of ONE Gas as of the separation on January 31, 2014.

	Payments Due by Period
Contractual Obligations	Total	2016	2017	2018	2019	2020	Thereafter
ONEOK	(Millions of dollars)
Long-term debt	$1,634.9	$3.0	$3.0	$3.0	$3.0	$3.0	$1,619.9
Interest payments on debt	1,040.4	97.2	97.0	96.8	96.7	96.5	556.2
Operating leases	1.0	0.4	0.3	0.2	0.1	—	—
Energy Services firm transportation and storage contracts	36.8	19.3	9.7	4.0	0.9	0.9	2.0
Employee benefit plans	33.0	2.0	9.0	10.0	12.0	—	—
ONEOK total	$2,746.1	$121.9	$119.0	$114.0	$112.7	$100.4	$2,178.1
ONEOK Partners
ONEOK Partners senior notes	$6,800.0	$1,100.0	$400.0	$425.0	$500.0	$300.0	$4,075.0
Guardian Pipeline senior notes	51.9	7.7	7.7	7.7	7.7	7.7	13.4
Interest payments on debt	4,284.1	324.7	299.1	288.5	242.3	233.2	2,896.3
Short-term borrowings	546.3	546.3	—	—	—	—	—
Operating leases	12.4	2.3	1.7	1.7	1.4	1.0	4.3
Firm transportation and storage contracts	248.4	45.8	42.1	40.6	36.2	35.8	47.9
Financial and physical derivatives	121.6	121.6	—	—	—	—	—
Purchase commitments, rights of way and other	305.4	74.3	74.1	74.4	31.2	31.3	20.1
ONEOK Partners total	$12,370.1	$2,222.7	$824.7	$837.9	$818.8	$609.0	$7,057.0
Total	$15,116.2	$2,344.6	$943.7	$951.9	$931.5	$709.4	$9,235.1

Long-term debt - The amount of principal due in each period.

Interest payments on debt - Interest payments are calculated by multiplying long-term debt principal amount by the respective coupon rates.

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

Financial and physical derivatives - These are obligations arising from ONEOK Partners’ fixed- and variable-price purchase commitments for physical and financial commodity derivatives. Estimated future variable-price purchase commitments are based on market information at December 31, 2015. Actual future variable-price purchase obligations may vary depending on market prices at the time of delivery. Sales of the related physical volumes and net positive settlements of financial derivatives are not reflected in the table above.

Employee benefit plans - We expect to make no contributions to our defined benefit pension plan and approximately $2.0 million in contributions to our postretirement plans in 2016. See Note N of the Notes to Consolidated Financial Statements in this Annual Report for discussion of our employee benefit plans.

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

•	difficulties or delays experienced by trucks, railroads or pipelines in delivering products to or from our terminals or pipelines;

•	changes in demand for the use of natural gas, NGLs and crude oil because of market conditions caused by concerns about climate change;

•	conflicts of interest between us, ONEOK Partners, and related parties of ONEOK Partners;

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

ONEOK Partners is exposed to market risk due to commodity price and interest-rate volatility and we are exposed to market risk due to interest-rate volatility. Market risk is the risk of loss arising from adverse changes in market rates and prices. We and ONEOK Partners may use financial instruments, including forward sales, swaps, options and futures, to manage the risks of certain identifiable or anticipated transactions and achieve a more predictable cash flow. Our and ONEOK Partners’ risk-management functions follow established policies and procedures to monitor ONEOK Partners’ natural gas, condensate and NGL marketing activities and our and ONEOK Partners’ interest rates to ensure our hedging activities mitigate market risks. Neither we nor ONEOK Partners use financial instruments for trading purposes.

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

COMMODITY PRICE RISK

Although ONEOK Partners’ businesses are predominately fee based, in the Natural Gas Gathering and Processing segment, ONEOK Partners is exposed to commodity price risk as a result of receiving commodities as a portion of its compensation for services associated with its POP with fee contracts. ONEOK Partners has restructured a portion of its POP with fee contracts to include significantly higher fees, which reduces its equity volumes and the related commodity price exposure. However, under certain POP with fee contracts ONEOK Partners’ fee revenues may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds.

ONEOK Partners also is exposed to basis risk between the various production and market locations where it receives and sells commodities.

As part of its hedging strategy, ONEOK Partners uses the previously described commodity derivative financial instruments and physical-forward contracts to minimize the impact of near-term price fluctuations related to natural gas, NGLs and condensate. As of December 31, 2015, ONEOK Partners had $49.8 million of commodity-related derivative assets and $8.0 million of commodity-related derivative liabilities, excluding the impact of netting.

The following tables set forth hedging information for the Natural Gas Gathering and Processing segment’s forecasted equity volumes for the periods indicated:

	Year Ending December 31, 2016
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	7.9	$0.48	/ gallon	80%
Condensate (MBbl/d) - WTI-NYMEX	1.7	$59.24	/ Bbl	57%
Natural gas (BBtu/d) - NYMEX and basis	74.1	$2.96	/ MMBtu	83%

	Year Ending December 31, 2017
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	1.0	$0.40	/ gallon	9%
Condensate (MBbl/d) - WTI-NYMEX	1.5	$43.65	/ Bbl	49%
Natural gas (BBtu/d) - NYMEX and basis	50.6	$2.62	/ MMBtu	48%

We expect ONEOK Partners’ natural gas liquids and natural gas commodity price sensitivity within this segment to decrease in 2016, compared with 2015, as a result of the restructured contracts completed in 2015. The Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at December 31, 2015, excluding the effects of hedging and assuming normal operating conditions. Condensate sales are based on the price of crude oil. We estimate the following for ONEOK Partners’ forecasted equity volumes:

•
a $0.01 per-gallon change in the composite price of NGLs would change 12-month operating income by approximately $1.8 million for the year ending December 31, 2016, compared with approximately $3.0 million estimated at December 31, 2014 for the year ended December 31, 2015;

•
a $1.00 per-barrel change in the price of crude oil would change 12-month operating income by approximately $1.3 million for the year ending December 31, 2016, compared with approximately $1.6 million estimated at December 31, 2014 for the year ended December 31, 2015; and

•
a $0.10 per-MMBtu change in the price of residue natural gas would change 12-month operating income by approximately $3.3 million for the year ending December 31, 2016, compared with approximately $5.2 million estimated at December 31, 2014 for the year ended December 31, 2015.

We estimate the following for ONEOK Partners’ forecasted equity volumes, including the effects of hedging information set forth above, and assuming normal operating conditions, for the year ending December 31, 2016:

•	a $0.01 per-gallon change in the composite price of NGLs would change 12-month operating income by approximately $0.6 million;

•	a $1.00 per-barrel change in the price of crude oil would change 12-month operating income by approximately $0.7 million; and

•	a $0.10 per-MMBtu change in the price of residue natural gas would change 12-month operating income by approximately $0.5 million.

These estimates do not include any effects on demand for ONEOK Partners’ services or natural gas processing plant operations that might be caused by, or arise in conjunction with, commodity price fluctuations. For example, a change in the gross processing spread may cause a change in the amount of ethane extracted from the natural gas stream, impacting gathering and processing financial results for certain contracts.

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

The Natural Gas Pipelines segment is exposed to commodity price risk because its intrastate and interstate natural gas pipelines retain natural gas from its customers for operations or as part of its fee for services provided. When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by its customers, ONEOK Partners’ pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose it to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in the Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, ONEOK Partners uses physical-forward sales or purchases to reduce the impact of price fluctuations related to natural gas. At December 31, 2015 and 2014, there were no financial derivative instruments with respect to its natural gas pipeline operations.

See Note E of the Notes to Consolidated Financial Statements in this Annual Report for more information on ONEOK Partners’ hedging activities.

INTEREST-RATE RISK

We and ONEOK Partners are exposed to interest-rate risk through the ONEOK Credit Agreement, the ONEOK Partners Credit Agreement, ONEOK Partners’ commercial paper program and long-term debt issuances. Future increases in LIBOR, corporate commercial paper rates or corporate bond rates could expose us and ONEOK Partners to increased interest costs on future borrowings. We and ONEOK Partners manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At December 31, 2015 and 2014, ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $400 million and $900 million, respectively, that have been designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. Future issuances of long-term debt could be impacted by increases in interest rates, which could result in higher interest costs. At December 31, 2015, ONEOK Partners had derivative liabilities of $9.9 million related to these interest-rate swaps. At December 31, 2014, ONEOK Partners had derivative assets of $2.3 million and derivative liabilities of $44.8 million related to these interest-rate swaps.

In January 2016, ONEOK Partners entered into forward-starting interest-rate swaps with notional amounts totaling $1.0 billion for the period of April 2016 through July 2018 and forward-starting interest-rate swaps with notional amounts totaling $500 million for the period of July 2018 through January 2019 that were designated as cash flow hedges to hedge the variability on our LIBOR-based interest payments.

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

Customer concentration - In 2015, no single customer represented more than 10 percent of our consolidated revenues and only 15 customers individually represented one percent or more of our consolidated revenues.

Natural Gas Gathering and Processing - The Natural Gas Gathering and Processing segment’s customers are primarily large integrated and independent exploration and production companies. ONEOK Partners is not typically exposed to material credit risk with exploration and production customers under POP with fee contracts as it receives proceeds from the sale of commodities and remits a portion of those proceeds back to the crude oil and natural gas producers. In 2015, 99 percent of the downstream commodity sales in the Natural Gas Gathering and Processing segment were made to investment-grade customers, as rated by S&P or Moody’s, or our comparable internal ratings, or secured by letters of credit or other collateral.

Natural Gas Liquids - The Natural Gas Liquids segment’s customers are primarily NGL and natural gas gathering and processing companies; major and independent crude oil and natural gas production companies; propane distributors; ethanol producers; and petrochemical, refining and NGL marketing companies. ONEOK Partners earns fee revenue from NGL and natural gas gathering and processing customers and natural gas liquids pipeline transportation customers. ONEOK Partners is not typically exposed to material credit risk on the majority of its exchange services fee revenues, as ONEOK Partners purchases NGLs from its gathering and processing customers and deducts fees from the amounts it remits. ONEOK Partners also earns sales revenue on the downstream sales of NGL products. In 2015, more than 80 percent of this segment’s commodity sales were made to investment-grade customers, as rated by S&P or Moody’s, or our comparable internal ratings, or secured by letters of credit or other collateral. In addition, the majority of the Natural Gas Liquids segment’s pipeline tariffs provide ONEOK Partners the ability to require security from shippers.

Natural Gas Pipelines - The Natural Gas Pipelines segment’s customers are primarily local natural gas distribution companies, electric-generation facilities, large industrial companies, municipalities, irrigation customers and marketing companies. In 2015, more than 85 percent of the revenues in this segment were from investment-grade customers, as rated by S&P or Moody’s, or our comparable internal ratings, or secured by letters of credit or other collateral. In addition, the majority of the Natural Gas Pipeline segment’s pipeline tariffs provide ONEOK Partners the ability to require security from shippers.

This page intentionally left blank.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
ONEOK, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of ONEOK, Inc. and its subsidiaries (the Company) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 23, 2016

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Years Ended December 31,
	2015	2014	2013
	(Thousands of dollars, except per share amounts)
Revenues
Commodity sales	$6,098,343	$10,724,981	$10,549,157
Services	1,664,863	1,470,110	1,322,722
Total revenues	7,763,206	12,195,091	11,871,879
Cost of sales and fuel (exclusive of items shown separately below)	5,641,052	10,088,548	10,222,213
Operations and maintenance	605,748	599,143	479,165
Depreciation and amortization	354,620	294,684	239,343
Impairment of long-lived assets (Note F)	83,673	—	—
General taxes	87,583	75,744	62,421
Gain (loss) on sale of assets	5,629	6,599	11,881
Operating income	996,159	1,143,571	880,618
Equity in net earnings from investments (Note P)	125,300	117,415	110,517
Impairment of equity investments (Note P)	(180,583)	(76,412)	—
Allowance for equity funds used during construction	2,179	14,937	30,522
Other income	368	5,598	18,158
Other expense	(4,760)	(29,073)	(13,999)
Interest expense (net of capitalized interest of $36,572, $54,813 and $56,506, respectively)	(416,787)	(356,163)	(270,646)
Income before income taxes	521,876	819,873	755,170
Income taxes (Note O)	(136,600)	(151,158)	(166,080)
Income from continuing operations	385,276	668,715	589,090
Income (loss) from discontinued operations, net of tax (Note B)	(6,081)	(5,607)	(12,129)
Net income	379,195	663,108	576,961
Less: Net income attributable to noncontrolling interests	134,218	349,001	310,428
Net income attributable to ONEOK	$244,977	$314,107	$266,533
Amounts attributable to ONEOK:
Income from continuing operations	$251,058	$319,714	$278,662
Income (loss) from discontinued operations	(6,081)	(5,607)	(12,129)
Net income	$244,977	$314,107	$266,533
Basic earnings per share:
Income from continuing operations (Note L)	$1.19	$1.53	$1.35
Income (loss) from discontinued operations	(0.02)	(0.03)	(0.06)
Net income	$1.17	$1.50	$1.29
Diluted earnings per share:
Income from continuing operations (Note L)	$1.19	$1.52	$1.33
Income (loss) from discontinued operations	(0.03)	(0.03)	(0.06)
Net income	$1.16	$1.49	$1.27
Average shares (thousands)
Basic	210,208	209,391	206,044
Diluted	210,541	210,427	209,695
Dividends declared per share of common stock	$2.43	$2.125	$1.48
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2015	2014	2013
	(Thousands of dollars)
Net income	$379,195	$663,108	$576,961
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on energy marketing and risk-management assets/liabilities, net of tax of $(5,845), $10,029 and $(5,574), respectively	39,730	(58,307)	25,609
Realized (gains) losses in net income, net of tax of $8,815, $(14,098) and $(1,905), respectively	(54,709)	41,723	7,926
Unrealized holding gains (losses) on available-for-sale securities, net of tax of $648, $(106) and $112, respectively	(955)	98	(177)
Change in pension and postretirement benefit plan liability, net of tax of $(10,278), $15,781 and $(52,436), respectively	15,416	(23,672)	83,126
Total other comprehensive income (loss), net of tax	(518)	(40,158)	116,484
Comprehensive income	378,677	622,950	693,445
Less: Comprehensive income attributable to noncontrolling interests	124,589	326,598	332,101
Comprehensive income attributable to ONEOK	$254,088	$296,352	$361,344
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2015	2014
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$97,619	$172,812
Accounts receivable, net	593,979	745,494
Materials and supplies	76,696	55,833
Natural gas and natural gas liquids in storage	128,084	134,134
Commodity imbalances	38,681	64,788
Other current assets	39,946	117,466
Assets of discontinued operations (Note B)	205	16,717
Total current assets	975,210	1,307,244

Property, plant and equipment
Property, plant and equipment	14,530,460	13,602,647
Accumulated depreciation and amortization	2,156,471	1,940,210
Net property, plant and equipment (Note F)	12,373,989	11,662,437

Investments and other assets
Investments in unconsolidated affiliates (Note P)	948,221	1,132,653
Goodwill and intangible assets (Note G)	1,017,258	1,014,740
Other assets	112,598	124,679
Assets of discontinued operations (Note B)	18,835	20,020
Total investments and other assets	2,096,912	2,292,092
Total assets	$15,446,111	$15,261,773
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2015	2014
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt (Note I)	$110,650	$10,650
Short-term borrowings (Note H)	546,340	1,055,296
Accounts payable	615,982	891,413
Commodity imbalances	74,460	104,650
Accrued interest	129,043	104,877
Other current liabilities	132,556	180,558
Liabilities of discontinued operations (Note B)	29,235	44,901
Total current liabilities	1,638,266	2,392,345

Long-term debt, excluding current maturities (Note I)	8,323,582	7,150,142

Deferred credits and other liabilities
Deferred income taxes (Note O)	1,436,715	1,395,222
Other deferred credits	264,248	281,757
Liabilities of discontinued operations (Note B)	16,964	36,424
Total deferred credits and other liabilities	1,717,927	1,713,403

Commitments and contingencies (Note R)

Equity (Note J)
ONEOK shareholders’ equity:
Common stock, $0.01 par value:
authorized 600,000,000 shares; issued 245,811,180 shares and outstanding 209,731,028 shares at December 31, 2015; issued 245,811,180 shares and outstanding 208,322,247 shares at December 31, 2014	2,458	2,458
Paid-in capital	1,378,444	1,541,583
Accumulated other comprehensive loss (Note K)	(127,242)	(136,353)
Retained earnings	—	138,128
Treasury stock, at cost: 36,080,152 shares at December 31, 2015 and 37,488,933 shares at December 31, 2014	(917,862)	(953,701)
Total ONEOK shareholders’ equity	335,798	592,115

Noncontrolling interests in consolidated subsidiaries	3,430,538	3,413,768

Total equity	3,766,336	4,005,883
Total liabilities and equity	$15,446,111	$15,261,773
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2015	2014	2013
	(Thousands of dollars)
Operating activities
Net income	$379,195	$663,108	$576,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	354,620	306,038	384,377
Impairment charges	264,256	76,412	—
Charges attributable to exit activities	—	1,739	138,559
Equity in net earnings from investments	(125,300)	(117,415)	(110,517)
Distributions received from unconsolidated affiliates	122,003	117,912	106,364
Deferred income taxes	137,737	156,728	151,515
Share-based compensation expense	16,435	26,226	46,194
Pension and postretirement benefit expense, net of contributions	14,814	18,093	56,600
Allowance for equity funds used during construction	(2,179)	(14,937)	(30,522)
Gain on sale of assets	(5,629)	(6,599)	(11,881)
Other	—	—	(5,656)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	157,051	381,513	(189,809)
Natural gas and natural gas liquids in storage	6,050	160,860	99,937
Accounts payable	(205,143)	(417,993)	165,076
Commodity imbalances, net	(4,083)	(90,354)	(52,233)
Settlement of exit activities liabilities	(38,536)	(51,757)	(17,756)
Accrued interest	24,166	(4,351)	15,977
Energy marketing and risk-management assets and liabilities	(32,370)	59,539	25,072
Other assets and liabilities, net	(56,107)	20,848	(53,491)
Cash provided by operating activities	1,006,980	1,285,610	1,294,767
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(1,188,312)	(1,779,150)	(2,256,585)
Cash paid for acquisitions, net of cash received	—	(814,934)	(394,889)
Contributions to unconsolidated affiliates	(27,540)	(1,063)	(35,308)
Distributions received from unconsolidated affiliates	33,915	21,107	31,134
Proceeds from sale of assets	3,825	7,817	13,617
Other	(12,607)	—	—
Cash used in investing activities	(1,190,719)	(2,566,223)	(2,642,031)
Financing activities
Borrowing (repayment) of short-term borrowings, net	(508,956)	490,834	(252,708)
Issuance of ONE Gas debt, net of discounts	—	1,199,994	—
Issuance of long-term debt, net of discounts	1,291,506	—	1,247,822
ONE Gas long-term debt financing costs	—	(9,663)	—
Debt financing costs	(17,515)	—	(10,246)
Repayment of long-term debt	(7,753)	(557,679)	(7,868)
Issuance of common stock	20,669	19,150	20,602
Issuance of common units, net of issuance costs	375,660	1,113,139	583,929
Dividends paid	(509,197)	(443,817)	(304,742)
Cash of ONE Gas at separation	—	(60,000)	—
Distributions to noncontrolling interests	(535,825)	(447,459)	(374,142)
Excess tax benefit from share-based awards	—	—	10,312
Cash provided by financing activities	108,589	1,304,499	912,959
Change in cash and cash equivalents	(75,150)	23,886	(434,305)
Change in cash and cash equivalents included in discontinued operations	(43)	3,361	2,848
Change in cash and cash equivalents from continuing operations	(75,193)	27,247	(431,457)
Cash and cash equivalents at beginning of period	172,812	145,565	577,022
Cash and cash equivalents at end of period	$97,619	$172,812	$145,565
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$367,835	$340,144	$294,240
Cash paid (refunds received) for income taxes	$3,324	$(11,881)	$(16,640)
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	ONEOK Shareholders’ Equity
	Common Stock Issued	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)
	(Shares)	(Thousands of dollars)
January 1, 2013	245,811,180	$2,458	$1,324,698	$(216,798)
Net income	—	—	—	—
Other comprehensive income (loss)	—	—	—	94,811
Common stock issued	—	—	(16,549)	—
Common stock dividends - $1.48 per share (Note J)	—	—	—	—
Issuance of common units of ONEOK Partners (Note Q)	—	—	87,295	—
Distributions to noncontrolling interests	—	—	—	—
Other	—	—	38,156	—
December 31, 2013	245,811,180	2,458	1,433,600	(121,987)
Net income	—	—	—	—
Other comprehensive income (loss) (Note K)	—	—	—	(17,755)
Common stock issued	—	—	(18,307)	—
Common stock dividends - $2.125 per share (Note J)	—	—	—	—
Issuance of common units of ONEOK Partners (Note Q)	—	—	156,143	—
Distribution of ONE Gas to shareholders (Note B)	—	—	—	3,389
Distributions to noncontrolling interests	—	—	—	—
West Texas LPG noncontrolling interest (Note C)	—	—	—	—
Other	—	—	(29,853)	—
December 31, 2014	245,811,180	2,458	1,541,583	(136,353)
Net income	—	—	—	—
Other comprehensive income (loss) (Note K)	—	—	—	9,111
Common stock issued	—	—	(7,550)	—
Common stock dividends - $2.43 per share (Note J)	—	—	(126,090)	—
Issuance of common units of ONEOK Partners (Note Q)	—	—	(34,446)	—
Distributions to noncontrolling interests	—	—	—	—
Other	—	—	4,947	—
December 31, 2015	245,811,180	$2,458	$1,378,444	$(127,242)
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Continued)
	ONEOK Shareholders’ Equity
	Retained Earnings	Treasury Stock	Noncontrolling Interest in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2013	$2,059,024	$(1,039,773)	$2,102,841	$4,232,450
Net income	266,533	—	310,428	576,961
Other comprehensive income (loss)	—	—	21,673	116,484
Common stock issued	—	42,738	—	26,189
Common stock dividends - $1.48 per share (Note J)	(304,742)	—	—	(304,742)
Issuance of common units of ONEOK Partners (Note Q)	—	—	446,529	533,824
Distributions to noncontrolling interests	—	—	(374,142)	(374,142)
Other	—	—	—	38,156
December 31, 2013	2,020,815	(997,035)	2,507,329	4,845,180
Net income	314,107	—	349,001	663,108
Other comprehensive income (loss) (Note K)	—	—	(22,403)	(40,158)
Common stock issued	—	43,334	—	25,027
Common stock dividends - $2.125 per share (Note J)	(443,817)	—	—	(443,817)
Issuance of common units of ONEOK Partners (Note Q)	—	—	864,387	1,020,530
Distribution of ONE Gas to shareholders (Note B)	(1,752,977)	—	—	(1,749,588)
Distributions to noncontrolling interests	—	—	(447,459)	(447,459)
West Texas LPG noncontrolling interest (Note C)	—	—	162,913	162,913
Other	—	—	—	(29,853)
December 31, 2014	138,128	(953,701)	3,413,768	4,005,883
Net income	244,977	—	134,218	379,195
Other comprehensive income (loss) (Note K)	—	—	(9,629)	(518)
Common stock issued	—	35,839	—	28,289
Common stock dividends - $2.43 per share (Note J)	(383,107)	—	—	(509,197)
Issuance of common units of ONEOK Partners (Note Q)	—	—	428,443	393,997
Distributions to noncontrolling interests	—	—	(535,825)	(535,825)
Other	2	—	(437)	4,512
December 31, 2015	$—	$(917,862)	$3,430,538	$3,766,336

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations - We are the sole general partner and owned 41.2 percent of ONEOK Partners, L.P. (NYSE: OKS), one of the largest publicly traded master limited partnerships, at December 31, 2015. We are a corporation incorporated under the laws of the state of Oklahoma, and our common stock is listed on the NYSE under the trading symbol “OKE.”

ONEOK Partners is a publicly traded master limited partnership involved in the gathering, processing, storage and transportation of natural gas in the United States. In addition, ONEOK Partners owns one of the nation’s premier natural gas liquids systems, connecting NGL supply in the Mid-Continent, Permian and Rocky Mountain regions with key market centers.

The Natural Gas Gathering and Processing segment gathers and processes natural gas in the Mid-Continent region, which includes the NGL-rich Cana-Woodford Shale, Woodford Shale, Springer Shale, Stack, SCOOP areas of Oklahoma, the Mississippian Lime formation of Oklahoma and Kansas, and the Hugoton and Central Kansas Uplift Basins of Kansas. ONEOK Partners also gathers and/or processes natural gas in two producing basins in the Rocky Mountain region: the Williston Basin, which spans portions of Montana and North Dakota and includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations; and the Powder River Basin of Wyoming, which includes the NGL-rich Frontier, Turner, Sussex and Niobrara Shale formations. The natural gas ONEOK Partners gathers from wells that supply its Sage Creek plant contains NGL-rich natural gas from the Niobrara Shale area of the Powder River Basin.

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

The Natural Gas Pipeline segment operates interstate and intrastate natural gas transmission pipelines and natural gas storage facilities. ONEOK Partners’ FERC-regulated interstate natural gas pipeline assets transport natural gas through pipelines in North Dakota, Minnesota, Wisconsin, Illinois, Indiana, Kentucky, Tennessee, Oklahoma, Texas and New Mexico. ONEOK Partners’ intrastate natural gas pipeline assets in Oklahoma transport natural gas throughout the state and have access to the major natural gas producing formations, including the Cana-Woodford Shale, Woodford Shale, Springer Shale, Granite Wash, Stack, SCOOP and Mississippian Lime areas. During 2015, ONEOK Partners entered into a 50-50 joint venture, Roadrunner, which will transport natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas. The Roadrunner pipeline is currently under construction, with Phase I expected to be completed in the first quarter 2016.

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

Investments in unconsolidated affiliates are accounted for using the equity method if we have the ability to exercise significant influence over operating and financial policies of our investee. Under this method, an investment is carried at its acquisition cost and adjusted each period for contributions made, distributions received and our share of the investee’s comprehensive income. For the investments we account for under the equity method, the premium or excess cost over underlying fair value of net assets is referred to as equity-method goodwill. Impairment of equity investments is recorded when the impairments are other than temporary. These amounts are recorded as investments in unconsolidated affiliates on our accompanying Consolidated Balance Sheets. See Note P for disclosures of our unconsolidated affiliates.

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

Use of Estimates - The preparation of our consolidated financial statements and related disclosures in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions that cannot be known with certainty that affect the reported amount of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Items that may be estimated include, but are not limited to, the economic useful life of assets, fair value of assets, liabilities and equity-method investments, obligations under employee benefit plans, provisions for uncollectible accounts receivable, unbilled revenues and cost of goods sold, expenses for services received but for which no invoice has been received, provision for income taxes, including any deferred tax valuation allowances, the results of litigation and various other recorded or disclosed amounts.

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

•
Level 3 - fair value measurements are based on inputs that may include one or more unobservable inputs, including internally developed natural gas basis and NGL price curves that incorporate observable and unobservable market data from broker quotes, third-party pricing services, market volatilities derived from the most recent NYMEX close spot prices and forward LIBOR curves, and adjustments for the credit risk of our counterparties. We corroborate the data on which our fair value estimates are based using our market knowledge of recent transactions, analysis of historical correlations and validation with independent broker quotes. These balances categorized as Level 3 are comprised of derivatives for natural gas and NGLs. We do not believe that our Level 3 fair value estimates have a material impact on our results of operations, as the majority of our derivatives are accounted for as hedges for which ineffectiveness has not been material.

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

Revenue Recognition - Our reportable segments recognize revenue when services are rendered or product is delivered. The Natural Gas Gathering and Processing segment records revenues when natural gas is processed in or transported through ONEOK Partners’ facilities. The Natural Gas Liquids segment records revenues based upon contracted services and actual volumes exchanged or stored under service agreements in the period services are provided. A portion of revenues for the Natural Gas Pipelines segment and the Natural Gas Liquids segment are recognized based upon contracted capacity and contracted volumes transported and stored under service agreements in the period services are provided. We disaggregate revenue on the Consolidated Statements of Income as follows:

•
Commodity sales - Commodity sales represent the sale of NGLs, condensate and residue natural gas. The commodities are primarily obtained as compensation for or related to providing services. Commodity sales are recognized upon delivery or title transfer to the customer, when revenue recognition criteria are met.

•	Service revenue - Service revenue represents the fees generated from the performance of our services listed above.

ONEOK Partners enters into a variety of contract types that provide commodity sales and service revenue. ONEOK Partners provides services primarily under the following types of contracts:

•
Fee based - Under fee-based arrangements, ONEOK Partners receives a fee or fees for one or more of the following services: gathering, compression, processing, transmission and storage of natural gas; and gathering, transportation, fractionation, exchange and storage of NGLs. The revenue ONEOK Partners earns from these arrangements generally is directly related to the volume of natural gas and NGLs that flow through ONEOK Partners’ systems and facilities, and is not normally directly dependent on commodity prices. However, to the extent a sustained decline in commodity prices results in a decline in volumes, ONEOK Partners’ revenues from these arrangements would be reduced. In addition, many of ONEOK Partners’ arrangements provide for fixed fee, minimum volume or firm demand charges. Fee-based arrangements are reported as service revenue on the Consolidated Statements of Income.

•
Percent-of-proceeds - Under POP arrangements in the Natural Gas Gathering and Processing segment, ONEOK Partners gathers and processes natural gas on behalf of producers; sells the resulting residue natural gas, condensate and NGLs at market prices; and remits to producers an agreed-upon percentage of the net proceeds resulting from the sale. The agreed-upon percentage remitted to the producer is reported as cost of sales on the Consolidated Statements of Income. In other cases, instead of remitting cash payments to the producer, ONEOK Partners delivers an agreed-upon percentage of the commodities to the producer (take-in-kind agreements) and sells the volumes ONEOK Partners retains to third parties. Typically, ONEOK Partners’ POP arrangements also include a fee-based component.

In many cases, ONEOK Partners provides services under contracts that contain a combination of the arrangements described above. When fees are charged (in addition to commodities received) under POP with fee contracts, ONEOK Partners records such fees as service revenue on the Consolidated Statements of Income. The terms of ONEOK Partners’ contracts vary based on natural gas quality conditions, the competitive environment when the contracts are signed and customer requirements.

Cost of Sales and Fuel - Cost of sales and fuel primarily includes (i) the cost of purchased commodities, including NGLs, natural gas and condensate, (ii) fees incurred for third-party transportation, fractionation and storage of commodities, and (iii) fuel and power costs incurred to operate ONEOK Partners’ facilities that gather, process, transport and store commodities.

Operations and Maintenance - Operations and maintenance primarily includes (i) payroll and benefit costs, (ii) third-party costs for operations, maintenance and integrity management, regulatory compliance and environmental and safety, and (iii) other business related service costs.

Accounts Receivable - Accounts receivable represent valid claims against nonaffiliated customers for products sold or services rendered, net of allowances for doubtful accounts. We assess the creditworthiness of our counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate. Outstanding customer receivables are reviewed regularly for possible nonpayment indicators and allowances for doubtful accounts are recorded based upon management’s estimate of collectability at each balance sheet date. At December 31, 2015 and 2014, the allowance for doubtful accounts was not material.

Inventory - The values of current natural gas and NGLs in storage are determined using the lower of weighted-average cost or market method. Noncurrent natural gas and NGLs are classified as property and valued at cost. Materials and supplies are valued at average cost.

Commodity Imbalances - Commodity imbalances represent amounts payable or receivable for NGL exchange contracts and natural gas pipeline imbalances and are valued at market prices. Under the majority of ONEOK Partners’ NGL exchange agreements, it physically receive volumes of unfractionated NGLs, including the risk of loss and legal title to such volumes, from the exchange counterparty. In turn, ONEOK Partners delivers NGL products back to the customer and charges them gathering and fractionation fees. To the extent that the volumes ONEOK Partners receives under such agreements differ from those it delivers, we record a net exchange receivable or payable position with the counterparties. These net exchange receivables and payables are settled with movements of NGL products rather than with cash. Natural gas pipeline imbalances are settled in cash or in-kind, subject to the terms of the pipelines’ tariffs or by agreement.

Derivatives and Risk Management - We and ONEOK Partners utilize derivatives to reduce our market-risk exposure to commodity price and interest-rate fluctuations and to achieve more predictable cash flows. We and ONEOK Partners record all derivative instruments at fair value, with the exception of normal purchases and normal sales transactions that are expected to result in physical delivery. Commodity price and interest-rate volatility may have a significant impact on the fair value of derivative instruments as of a given date.

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

See Notes D and E for more discussion of our fair value measurements and risk-management and hedging activities using derivatives.

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

Our properties are depreciated using the straight-line method over their estimated useful lives. Generally, we apply composite depreciation rates to functional groups of property having similar economic circumstances. We periodically conduct depreciation studies to assess the economic lives of our assets. For ONEOK Partners’ regulated assets, these depreciation studies are completed as a part of our rate proceedings or tariff filings, and the changes in economic lives, if applicable, are implemented prospectively when the new rates are billed. For our nonregulated assets, if it is determined that the estimated economic life changes, the changes are made prospectively. Changes in the estimated economic lives of our property, plant and equipment could have a material effect on our financial position or results of operations.

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

Impairment of Goodwill and Long-Lived Assets, Including Intangible Assets - We assess our goodwill and indefinite-lived intangible assets for impairment at least annually on July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. At July 1, 2015, due to the current commodity price environment, we elected to perform a quantitative assessment, or Step 1 analysis, to test our goodwill for impairment. The assessment included our commodity price assumptions, expected contractual terms, anticipated operating costs and volume estimates. Our goodwill impairment analysis performed as of July 1, 2015, did not result in an impairment charge nor did our analysis reflect any reporting units at risk. In each reporting unit, the fair value substantially exceeded the carrying value. At December 31, 2015, we performed a qualitative review given the decline in commodity prices, ONEOK Partners’ common unit price and our share price since our assessment as of July 1, 2015, and determined that no event has occurred indicating that the implied fair value of each of our reporting units is less than the carrying value of its net assets.

As part of our impairment test, we may first assess qualitative factors (including macroeconomic conditions, industry and market considerations, cost factors and overall financial performance) to determine whether it is more likely than not that the fair value of each of our reporting units is less than its carrying amount. If further testing is necessary or a quantitative test is elected, we perform a two-step impairment test for goodwill. In the first step, an initial assessment is made by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value is less than the book value, an impairment is indicated, and we must perform a second test to measure the amount of the impairment. In the second test, we calculate the implied fair value of the goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value determined in step one of the assessment. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, we will record an impairment charge.

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

As part of our indefinite-lived intangible asset impairment test, we first assess qualitative factors similar to those considered in the goodwill impairment test to determine whether it is more likely than not that the indefinite-lived intangible asset was impaired. If further testing is necessary, we compare the estimated fair value of our indefinite-lived intangible asset with its book value. The fair value of our indefinite-lived intangible asset is estimated using the market approach. Under the market approach, we apply multiples to forecasted cash flows of the assets associated with our indefinite-lived intangible asset. The multiples used are consistent with historical asset transactions. After assessing qualitative and quantitative factors, we determined that there were no impairments to our indefinite-lived intangible asset in 2015. There were also no impairment charges resulting from our 2014 and 2013 annual impairment tests.

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

For the investments we account for under the equity method, the impairment test considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. Therefore, we periodically reevaluate the amount at which we carry our equity-method investments to determine whether current events or circumstances warrant adjustments to our carrying value.

See Notes F, G and P for our long-lived assets, goodwill and intangible assets and investments in unconsolidated affiliates disclosures.

Regulation - ONEOK Partners’ intrastate natural gas transmission and natural gas liquids pipelines are subject to the rate regulation and accounting requirements of the OCC, KCC, RRC and various municipalities in Texas. ONEOK Partners’ interstate natural gas and natural gas liquids pipelines are subject to regulation by the FERC. In Kansas and Texas, natural gas storage may be regulated by the state and the FERC for certain types of services. Portions of the Natural Gas Liquids and Natural Gas Pipelines segments follow the accounting and reporting guidance for regulated operations. During the rate-making process for certain of ONEOK Partners’ assets, regulatory authorities set the framework for what ONEOK Partners can charge customers for its services and establish the manner that its costs are accounted for, including allowing ONEOK Partners to defer recognition of certain costs and permitting recovery of the amounts through rates over time, as opposed to expensing such costs as incurred. Certain examples of types of regulatory guidance include costs for fuel and losses, acquisition costs, contributions in aid of construction, charges for depreciation and gains or losses on disposition of assets. This allows ONEOK Partners to stabilize rates over time rather than passing such costs on to the customer for immediate recovery. Actions by regulatory authorities could have an effect on the amount recovered from rate payers. Any difference in the amount recoverable and the amount deferred is recorded as income or expense at the time of the regulatory action. A write-off of regulatory assets and costs not recovered may be required if all or a portion of the regulated operations have rates that are no longer:

•	established by independent, third-party regulators;

•	designed to recover the specific entity’s costs of providing regulated services; and

•	set at levels that will recover our costs when considering the demand and competition for our services.

At December 31, 2015 and 2014, we recorded regulatory assets of approximately $5.8 million and $6.1 million, respectively, which are currently being recovered and are expected to be recovered from ONEOK Partners’ customers. Regulatory assets are being recovered as a result of approved rate proceedings over varying time periods up to 40 years. These assets are reflected in other assets on our Consolidated Balance Sheets.

Pension and Postretirement Employee Benefits - We have a defined benefit retirement plan covering certain full-time employees. We sponsor welfare plans that provide postretirement medical and life insurance benefits to certain employees who retire with at least five years of service. The expense and liability related to these plans is calculated using statistical and other factors that attempt to anticipate future events. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases, mortality and employment length. In determining the projected benefit obligations and costs, assumptions can change from period to period and may result in material changes in the costs and liabilities we recognize. See Note N for more discussion of pension and postretirement employee benefits.

Income Taxes - Deferred income taxes are provided for the difference between the financial statement and income tax basis of assets and liabilities and carryforward items based on income tax laws and rates existing at the time the temporary differences are expected to reverse. Generally, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date of the rate change. For regulated companies, the effect on deferred tax assets and liabilities of a change in tax rates is recorded as regulatory assets and regulatory liabilities in the period that includes the enactment date, if, as a result of an action by a regulator, it is probable that the effect of the change in tax rates will be recovered from or returned to customers through future rates.

We utilize a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that is taken or expected to be taken in a tax return. We reflect penalties and interest as part of income tax expense as they become applicable for tax provisions that do not meet the more-likely-than-not recognition threshold and measurement attribute. During 2015, 2014 and 2013, our tax positions did not require an establishment of a material reserve.

We utilize the “with-and-without” approach for intra-period tax allocation for purposes of allocating total tax expense (or benefit) for the year among the various financial statement components.

We file numerous consolidated and separate income tax returns with federal tax authorities of the United States along with the tax authorities of several states. There are no United States federal audits or statute waivers at this time. See Note O for additional discussion of income taxes.

Asset Retirement Obligations - Asset retirement obligations represent legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. Certain long-lived assets that comprise ONEOK Partners’ natural gas gathering and processing, natural gas liquids and pipeline facilities are subject to agreements or regulations that give rise to asset retirement obligations for removal or other disposition costs associated with retiring the assets in place upon the discontinued use of the assets. We recognize the fair value of a liability for an asset-retirement obligation in the period when it is incurred if a reasonable estimate of the fair value can be made. We are not able to estimate reasonably the fair value of the asset retirement obligations for portions of ONEOK Partners’ assets, primarily certain pipeline assets, because the settlement dates are indeterminable given the expected continued use of the assets with proper maintenance. We expect ONEOK Partners’ pipeline assets, for which we are unable to estimate reasonably the fair value of the asset retirement obligation, will continue in operation as long as supply and demand for natural gas and natural gas liquids exists. Based on the widespread use of natural gas for heating and cooking activities for residential users and electric-power generation for commercial users, as well as use of natural gas liquids by the petrochemical industry, we expect supply and demand to exist for the foreseeable future.

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

In accordance with long-standing regulatory treatment, ONEOK Partners collects, through rates, the estimated costs of removal on certain regulated properties through depreciation expense, with a corresponding credit to accumulated depreciation and amortization. These removal costs collected through rates include legal and nonlegal removal obligations; however, the amounts collected in excess of the asset-removal costs incurred are accounted for as a regulatory liability for financial reporting purposes. Historically, the regulatory authorities that have jurisdiction over our regulated operations have not required us to quantify this amount; rather, these costs are addressed prospectively in depreciation rates and are set in each general rate order. We have made an estimate of our regulatory liability using current rates since the last general rate order in each of our jurisdictions; however, for financial reporting purposes, significant uncertainty exists regarding the ultimate disposition of this regulatory liability, pending, among other issues, clarification of regulatory intent. We continue to monitor regulatory requirements, and the liability may be adjusted as more information is obtained.

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures. We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be estimated reasonably. We expense legal fees as incurred and base our legal liability estimates on currently available facts and our estimates of the ultimate outcome or resolution. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of a remediation feasibility study. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no material effect on earnings or cash flows during 2015, 2014 and 2013. Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings. See Note R for additional discussion of contingencies.

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

Recently Issued Accounting Standards Update - In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation and requires that deferred tax liabilities and assets be classified as noncurrent in the balance sheet. This guidance is effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. We elected to adopt this guidance beginning in the fourth quarter 2015. Prior periods were not retrospectively adjusted. The impact of adopting this guidance was not material. See Note O for additional disclosures.

In March 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant

to Staff Announcement at June 18, 2015 EITF Meeting,” which amended the SEC paragraphs of ASC Subtopic 835-30 to include the language from the SEC Staff Announcement indicating that the SEC would not object to presenting deferred debt issuance costs related to line-of-credit agreements as assets and subsequently amortizing the deferred debt issuance costs ratably over the term of the agreement. This guidance is effective for public companies for fiscal years beginning after December 15, 2015, with early adoption permitted. We elected to adopt this guidance beginning in the second quarter 2015. Retrospective adjustment of prior periods presented was required. Therefore, the December 31, 2014, balance sheet was recast to reclassify $42.8 million of debt issuance costs from other assets to long-term debt. See Note I for additional disclosures.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which alters the definition of a discontinued operation to include only asset disposals that represent a strategic shift with a major effect on an entity’s operations and financial results. The amendment also requires more extensive disclosures about a discontinued operation’s assets, liabilities, income, expenses and cash flows. We adopted this guidance beginning in the first quarter 2015, and it could impact us in the future if we dispose of any individually significant components.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires all equity investments other than those accounted for using the equity method of accounting or those that result in consolidation of the investee to be measured at fair value with changes in fair value recognized in net income, eliminates the available-for-sale classification for equity securities with readily determinable fair values and eliminates the cost method for equity investments without readily determinable fair values. Additionally, this guidance eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments carried at amortized cost and requires the use of the exit price when measuring the fair value of such instruments for disclosure purposes. This guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is only permitted for certain portions of the ASU. We expect to adopt this guidance in the first quarter 2018 and are evaluating the impact on us.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendment also requires the acquirer to record the income statement effects of changes to provisional amounts in the financial statements in the period in which the adjustments occurred. This guidance is effective for public companies for fiscal years beginning after December 15, 2015. We expect to adopt this guidance in the first quarter 2016, and it could impact us in the future if we complete any acquisitions with subsequent measurement period adjustments.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which requires that inventory, excluding inventory measured using last-in, first-out (LIFO) or the retail inventory method, be measured at the lower of cost or net realizable value. This guidance will be effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We expect to adopt this guidance in the first quarter 2017, and we are evaluating the impact on us.

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendment also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. This guidance is effective for public companies for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We expect to adopt this guidance in the first quarter 2016, and we are evaluating the impact on us.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements- Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The standard applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We expect to adopt this guidance beginning in the fourth quarter 2016, and we do not expect it to materially impact us.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines the principles an entity must apply to measure and recognize revenue for entities that enter into contracts to provide goods or services to their customers. The core principle is that an entity should recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to a customer. The amendment also requires more extensive disaggregated revenue disclosures in interim and annual financial statements. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” that deferred the effective date of ASU 2014-09 by one year. This update is now effective for interim and annual periods that begin after December 15, 2017, with either retrospective application for all periods presented or retrospective application with a cumulative effect adjustment. We expect to adopt this guidance beginning in the first quarter 2018, and we are evaluating the impact on us.

B.	DISCONTINUED OPERATIONS

Separation of ONE Gas - On January 31, 2014, we completed the separation of ONE Gas. ONE Gas consists of our former natural gas distribution business. ONEOK shareholders of record at the close of business on January 21, 2014, retained their shares of ONEOK stock and received one share of ONE Gas stock for every four shares of ONEOK stock owned in a transaction that was tax-free to ONEOK and its shareholders. We retained no ownership interest in ONE Gas. Excluding cash of ONE Gas at separation, the separation was accounted for as a noncash activity.

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

The following table summarizes the change in our liability related to released capacity contracts for the period indicated:

	Years Ended December 31,
	2015	2014
	(Millions of dollars)
Beginning balance	$73.8	$122.0
Noncash charges	—	1.7
Settlements	(38.5)	(51.8)
Accretion	1.0	1.9
Ending balance	$36.3	$73.8

We recorded these charges in income from discontinued operations, net of tax in our Consolidated Statements of Income. The total charge attributable to severance benefits was not material. We expect future cash payments associated with released transportation and storage capacity from the wind down of our former energy services business to total approximately $37 million, which consists of approximately $19 million paid in 2016, $10 million in 2017, $4 million in 2018, and $4 million during the period from 2019 through 2023.

Results of Operations of Discontinued Operations - The results of operations for our former natural gas distribution business and energy services business have been reported as discontinued operations for all periods presented. Income (loss) from discontinued operations, net of tax, in the Consolidated Statements of Income for the year ended December 31, 2015, consists of accretion expense, net of tax benefit, on the released contracts for our former energy services business and certain tax-related adjustments. The tables below provide selected financial information reported in discontinued operations in the Consolidated Statements of Income for the years ended December 31, 2014 and 2013:

	Year Ended
	December 31, 2014
	Natural Gas Distribution		Energy Services	Total
	(Thousands of dollars)
Revenues	$287,249		$353,404	$640,653
Cost of sales and fuel (exclusive of items shown separately below)	190,893		364,648	555,541
Operating costs	60,847	(a)	5,051	65,898
Depreciation and amortization	11,035		319	11,354
Operating income (loss)	24,474		(16,614)	7,860
Other income (expense), net	(888)		(7)	(895)
Interest expense, net	(4,592)		(413)	(5,005)
Income tax benefit (expense)	(16,415)		8,848	(7,567)
Income (loss) from discontinued operations, net	$2,579		$(8,186)	$(5,607)
(a) - Includes approximately $23.0 million for the year ended December 31, 2014, of costs related to the ONE Gas separation.

	Year Ended
	December 31, 2013
	Natural Gas Distribution		Energy Services	Total
	(Thousands of dollars)
Revenues	$1,689,945		$1,381,636	$3,071,581
Cost of sales and fuel (exclusive of items shown separately below)	876,944		1,554,621	2,431,565
Operating costs	436,281	(a)	12,586	448,867
Depreciation and amortization	144,758		276	145,034
Operating income (loss)	231,962		(185,847)	46,115
Other income (expense), net	2,484		135	2,619
Interest expense, net	(61,366)		(2,195)	(63,561)
Income tax benefit (expense)	(64,307)		67,005	2,698
Income (loss) from discontinued operations, net	$108,773		$(120,902)	$(12,129)
(a) - Includes approximately $9.4 million for the year ended December 31, 2013, of costs related to the ONE Gas separation.

Prior to the ONE Gas separation, natural gas sales and transportation and storage services provided to our former natural gas distribution business by ONEOK Partners were $7.5 million and $64.5 million for the years ended December 31, 2014 and 2013, respectively. Prior to February 1, 2014, these revenues and related costs were eliminated in consolidation. Beginning February 1, 2014, these revenues represent third-party transactions with ONE Gas and are not eliminated in consolidation for all periods presented, as such sales and services have continued subsequent to the separation and are expected to continue in future periods.

Prior to the completion of the energy services wind down, natural gas sales and transportation and storage services provided to our energy services business by ONEOK Partners were $46.0 million and $276.3 million for the years ended December 31, 2014 and 2013, respectively. While these transactions were eliminated in consolidation in previous periods, they are reflected now as affiliate transactions and are not eliminated in consolidation for all periods presented as these transactions have continued with third parties.

Regulation - Our former natural gas distribution business is subject to the rate regulation and accounting requirements of the OCC, KCC, RRC and various municipalities in Texas. Oklahoma Natural Gas, Kansas Gas Service, Texas Gas Service, which are all part of our former natural gas distribution business, follow the accounting and reporting guidance for regulated operations. In December 2013, the KCC approved a settlement agreement for the separation of our Kansas Gas Service natural gas distribution business to ONE Gas from ONEOK. The terms of the settlement agreement provided that amounts previously recorded as a regulatory asset related to ONEOK’s acquisition of Kansas Gas Service in 1997 would no longer be recovered in rates. As a result, the carrying amount of the regulatory asset was written off, and we recorded a noncash charge to income from discontinued operations of approximately $10.2 million in the fourth quarter 2013.

Statement of Financial Position of Discontinued Operations - At December 31, 2015 and 2014, assets and liabilities of discontinued operations in our Consolidated Balance Sheets relate primarily to deferred tax assets and capacity release obligations associated with our former energy services business.

C.    ACQUISITIONS

West Texas LPG - In November 2014, ONEOK Partners completed the acquisition of an 80 percent interest in WTLPG and a 100 percent interest in the Mesquite Pipeline for approximately $800 million from affiliates of Chevron Corporation, and ONEOK Partners became the operator of both pipelines. Financing to close this transaction came from available cash on hand and borrowings under its existing commercial paper program.

The acquisition consists of approximately 2,600 miles of natural gas liquids gathering pipelines extending from the Permian Basin in southeastern New Mexico to East Texas and Mont Belvieu, Texas. The acquired pipelines access NGL supply from producers actively developing the Delaware, Midland and Central Basins in the Permian Basin, in addition to the Barnett Shale, East Texas and north Louisiana regions. The pipeline system increased ONEOK Partners’ natural gas liquids gathering system by approximately 60 percent to nearly 7,100 miles of natural gas liquids gathering pipelines and added approximately 285,000 barrels per day of NGL capacity. These assets provide ONEOK Partners with additional fee-based earnings and its natural gas liquids infrastructure with access to a new natural gas liquids supply basin.

We accounted for the West Texas LPG acquisition as a business combination which, among other things, requires assets acquired and liabilities assumed to be measured at their acquisition-date fair values.

Our Consolidated Balance Sheet as of December 31, 2015, reflects the final purchase price allocation. Adjustments to the preliminary purchase price allocation reported in Note C in the Notes to the Consolidated Financial Statements in our 2014 Annual Report were not material and prior period financial statements have not been recast.

The final purchase price allocation and assessment of the fair value of the assets acquired as of the acquisition date were as follows:

(Thousands of dollars)
Cash	$13,839
Accounts receivable	9,132
Other current assets	3,369
Property, plant and equipment
Regulated	812,716
Nonregulated	157,643
Total property, plant and equipment	970,359
Total fair value of assets acquired	996,699

Accounts payable	(8,621)
Other liabilities	(10,867)
Total fair value of liabilities acquired	(19,488)

Less: Fair value of noncontrolling interest	(162,438)
Net assets acquired	814,773
Less: Cash received	(13,839)
Net cash paid for acquisition	$800,934

Beginning November 29, 2014, the results of operations for West Texas LPG are included in the Natural Gas Liquids segment. We consolidate WTLPG and have recorded noncontrolling interests in consolidated subsidiaries on our Consolidated Statements of Income and Consolidated Balance Sheets to recognize the portion of WTLPG that ONEOK Partners does not own. The portion of the assets and liabilities of WTLPG acquired attributable to noncontrolling interests was accounted for as noncash activity. The fair value of the noncontrolling interest of WTLPG was estimated by applying a market approach.

Revenues and earnings related to West Texas LPG have been included within our Consolidated Statements of Income since the acquisition date. Supplemental pro forma revenue and earnings reflecting this acquisition as if it had occurred as of January 1, 2013, are not materially different from the information presented in the accompanying Consolidated Statements of Income and are, therefore, not presented.

The limited partnership agreement of WTLPG provides that distributions to the partners are to be made on a pro rata basis according to each partner’s ownership interest. Cash distributions to the partners are currently declared and paid by WTLPG each calendar quarter. Any changes to, or suspension of, the cash distributions from WTLPG requires the approval of a minimum of 90 percent of the ownership interest and a minimum of two general partners of WTLPG. Cash distributions are equal to 100 percent of distributable cash as defined in the limited partnership agreement of WTLPG.

Sage Creek - On September 30, 2013, ONEOK Partners completed for $305 million the acquisition of certain natural gas gathering and processing, and natural gas liquids facilities in Converse and Campbell counties, Wyoming, in the NGL-rich Niobrara Shale area of the Powder River Basin. The Sage Creek acquisition consists primarily of a 50 MMcf/d natural gas processing facility, the Sage Creek plant, and related natural gas gathering and natural gas liquids infrastructure. Included in the acquisition were supply contracts providing for long-term acreage dedications from producers in the area, which are structured with POP and fee-based contractual terms. The acquisition is complementary to ONEOK Partners’ existing natural gas liquids assets and provides additional natural gas gathering and processing and natural gas liquids gathering capacity in the region.

This acquisition was accounted for as a business combination. The excess of cost over those fair values was recorded as goodwill. The purchase price and assessment of the fair value of the assets acquired were as follows:

	Natural Gas Gathering and Processing	Natural Gas Liquids	Total
Property, plant and equipment	(Thousands of dollars)
Gathering pipelines and related equipment	$41,129	$18,045	$59,174
Processing and fractionation and related equipment	50,595	—	50,595
General plant and other	120	—	120
Intangible assets	40,000	63,000	103,000
Identifiable assets acquired	131,844	81,045	212,889
Goodwill	20,000	72,000	92,000
Total purchase price	$151,844	$153,045	$304,889

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

Revenues and earnings related to the Sage Creek acquisition are included within the Consolidated Statements of Income since the acquisition date. Supplemental pro forma revenue and earnings reflecting this acquisition as if it had occurred as of January 1, 2012, are not materially different from the information presented in the accompanying Consolidated Statements of Income and are, therefore, not presented.

Maysville - In December 2013, ONEOK Partners acquired the remaining 30 percent undivided interest in the Maysville, Oklahoma, natural gas processing facility for $90 million. Beginning December 1, 2013, the results of operations for its 100 percent interest are included in the Natural Gas Gathering and Processing segment.

D.	FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	December 31, 2015
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$38,921	$—	$7,253	$46,174	$(42,414)	$3,760
Physical contracts	—	—	3,591	3,591	—	3,591
Total derivative assets	$38,921	$—	$10,844	$49,765	$(42,414)	$7,351

Derivative liabilities
Commodity contracts
Financial contracts	$(4,513)	$—	$(3,513)	$(8,026)	$8,026	$—
Interest-rate contracts	—	(9,936)	—	(9,936)	—	(9,936)
Total derivative liabilities	$(4,513)	$(9,936)	$(3,513)	$(17,962)	$8,026	$(9,936)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis.  We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and ONEOK Partners. At December 31, 2015, ONEOK Partners had $34.4 million of cash held from various counterparties and no cash collateral posted.
(b) - Included in other current assets or other current liabilities in our Consolidated Balance Sheets.

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
(b) - Included in other current assets, other assets or other current liabilities in our Consolidated Balance Sheets.

The following table sets forth the reconciliation of our Level 3 fair value measurements for our continuing operations for the periods indicated:

	Years Ended December 31,
Derivative Assets (Liabilities)	2015	2014
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$9,285	$(782)
Total realized/unrealized gains (losses):
Included in earnings (a)	216	(927)
Included in other comprehensive income (loss)	(2,170)	7,260
Settlements	—	3,734
Net assets (liabilities) at end of period	$7,331	$9,285
(a) - Included in commodity sales revenues in our Consolidated Statements of Income.

Realized/unrealized gains (losses) include the realization of ONEOK Partners’ derivative contracts through maturity. During the years ended December 31, 2015 and 2014, gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the end of each reporting period were not material.

We recognize transfers into and out of the levels in the fair value hierarchy as of the end of each reporting period. During the years ended December 31, 2015 and 2014, there were no transfers between levels.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings is equal to book value, due to the short-term nature of these items. Our cash and cash equivalents are comprised of bank and money market accounts and are classified as Level 1. Our short-term borrowings are classified as Level 2 since the estimated fair value of the short-term borrowings can be determined using information available in the commercial paper market.

The estimated fair value of our consolidated long-term debt, including current maturities, was $7.4 billion and $7.5 billion at December 31, 2015 and 2014, respectively. The book value of long-term debt, including current maturities, was $8.4 billion and $7.2 billion at December 31, 2015 and 2014, respectively. The estimated fair value of the aggregate of ONEOK’s and ONEOK Partners’ long-term debt outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

During 2015 and 2014, ONEOK Partners recorded noncash impairment charges, primarily related to its equity investments in the dry natural gas area of the Powder River Basin. The valuation of these investments required use of significant unobservable inputs. ONEOK Partners used an income approach to estimate the fair value of its investments. ONEOK Partners’ discounted cash flow analysis included the following inputs that are not readily available: a discount rate reflective of its cost of capital and estimated contract rates, volumes, operating and maintenance costs and capital expenditures. The estimated fair value of these investments is classified as Level 3. See Note P for additional information about ONEOK Partners’ equity investments and the impairment charges.

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

The Natural Gas Gathering and Processing segment is exposed to commodity price risk as a result of receiving commodities as a portion of ONEOK Partners’ compensation for services associated with its POP with fee contracts. ONEOK Partners also is exposed to basis risk between the various production and market locations where it receives and sells commodities. As part of ONEOK Partners’ hedging strategy, it uses the previously described commodity derivative financial instruments and physical-forward contracts to reduce the impact of price fluctuations related to natural gas, NGLs and condensate.

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

The Natural Gas Pipelines segment is exposed to commodity price risk because its intrastate and interstate natural gas pipelines retain natural gas from its customers for operations or as part of its fee for services provided. When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by its customers, ONEOK Partners’ pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose it to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in the Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, ONEOK Partners uses physical-forward sales or purchases to reduce the impact of price fluctuations related to natural gas. At December 31, 2015 and 2014, there were no financial derivative instruments with respect to ONEOK Partners’ natural gas pipeline operations.

Interest-rate risk - We and ONEOK Partners manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. At December 31, 2015 and 2014, ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $400 million and $900 million, respectively, that have been designated as cash flow hedges of the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. Upon ONEOK Partners’ debt issuance in March 2015, it settled $500 million of its interest-rate swaps and realized a loss of $55.1 million, which is included in accumulated other comprehensive loss and will be amortized to interest expense over the term of the related debt. At December 31, 2015, ONEOK Partners’ remaining interest-rate swaps with notional amounts totaling $400 million have settlement dates of less than 12 months.

In January 2016, ONEOK Partners entered into forward-starting interest-rate swaps with notional amounts totaling $1.0 billion for the period of April 2016 through July 2018 and forward-starting interest-rate swaps with notional amounts totaling $500 million for the period of July 2018 through January 2019 that were designated as cash flow hedges to hedge the variability on LIBOR-based interest payments.

Fair Values of Derivative Instruments - The following table sets forth the fair values of our derivative instruments for our continuing operations for the periods indicated:

	December 31, 2015		December 31, 2014
	Assets (a)	(Liabilities) (a)	Assets (b)	(Liabilities) (b)
	(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	$39,255	$(1,440)	$43,234	$(1,137)
Physical contracts	3,591	—	9,922	—
Interest-rate contracts	—	(9,936)	2,288	(44,843)
Total derivatives designated as hedging instruments	42,846	(11,376)	55,444	(45,980)
Derivatives not designated as hedging instruments
Commodity contracts
Financial contracts	6,919	(6,586)	—	—
Physical contracts	—	—	—	(23)
Total derivatives not designated as hedging instruments	6,919	(6,586)	—	(23)
Total derivatives	$49,765	$(17,962)	$55,444	$(46,003)
(a) - Included on a net basis in other current assets or other current liabilities in our Consolidated Balance Sheets.
(b) - Included on a net basis in other current assets, other assets or other current liabilities on our Consolidated Balance Sheets.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for our continuing operations for the periods indicated:

		December 31, 2015		December 31, 2014
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
-Natural gas (Bcf)	Futures and swaps	—	(27.1)	—	(41.2)
-Crude oil and NGLs (MMBbl)	Futures, forwards and swaps	—	(2.3)	—	(0.5)
Basis
-Natural gas (Bcf)	Futures and swaps	—	(27.1)	—	(41.2)
Interest-rate contracts (Millions of dollars)	Forward-starting swaps	$400.0	$—	$900.0	$—
Derivatives not designated as hedging instruments:
Fixed price
- Crude oil and NGLs (MMBbl)	Futures, forwards and swaps	0.6	(0.6)	—	—

These notional amounts are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and, consequently, do not reflect our actual exposure to market or credit risk.

Cash Flow Hedges - ONEOK Partners uses derivative instruments to hedge the cash flows associated with anticipated purchases and sales of natural gas, NGLs and condensate and cost of fuel used in the transportation of natural gas. Accumulated other comprehensive loss at December 31, 2015, includes gains of approximately $10.8 million, net of tax, related to these hedges that will be recognized within the next 12 months as the forecasted transactions affect earnings and if commodity prices remain at current levels. The amount deferred in accumulated other comprehensive loss attributable to our settled interest-rate swaps is a loss of $49.1 million, net of tax, which will be recognized over the life of the long-term, fixed-rate debt. We expect that losses of $6.2 million, net of tax, will be reclassified into earnings during the next 12 months as the hedged items affect earnings. The remaining amounts in accumulated other comprehensive loss are attributable primarily to ONEOK Partners’ forward-starting interest-rate swaps with future settlement dates, which will be amortized over the life of long-term, fixed-rate debt upon issuance of ONEOK Partners’ debt.

For the year ended December 31, 2013, income from discontinued operations in our Consolidated Statement of Income related to our former energy services business included $10.1 million reflecting an adjustment to natural gas inventory at the lower of cost or market value. We also reclassified $8.0 million of deferred gains, before income taxes, on associated cash flow hedges from accumulated other comprehensive loss into earnings.

The following table sets forth the unrealized effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Years Ended December 31,
	2015	2014	2013
	(Thousands of dollars)
Continuing Operations
Commodity contracts	$70,065	$32,354	$(14,475)
Interest-rate contracts	(22,565)	(96,993)	46,616
Total unrealized gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion) for continuing operations	$47,500	$(64,639)	$32,141

Unrealized gain (loss) related to ONEOK Partners’ equity-method investments are not included in the table above and were not material.

The following table sets forth the effect of cash flow hedges on our Consolidated Statements of Income for the periods indicated:

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships		Years Ended December 31,
		2015	2014	2013
		(Thousands of dollars)
Continuing Operations
Commodity contracts	Commodity sales revenues	$81,089	$(21,052)	$1,689
Interest-rate contracts	Interest expense	(17,565)	(21,966)	(14,560)
Total gain (loss) reclassified from accumulated other comprehensive income (loss) into net income from continuing operations on derivatives (effective portion)		$63,524	$(43,018)	$(12,871)

For the years ended December 31, 2014 and 2013, an unrealized loss of $3.7 million and $1.0 million, respectively, was recognized in other comprehensive income (loss) and a realized loss of $12.8 million and realized gain of $3.0 million, respectively, was reclassified from accumulated other comprehensive loss into net income related to cash flow hedges for our former energy services and natural gas distribution businesses.

Ineffectiveness related to our former energy services business’ and ONEOK Partners’ cash flow hedges was not material for the years ended December 31, 2014 and 2013, and for ONEOK Partners’ for the year ended December 31, 2015. In the event that it becomes probable that a forecasted transaction will not occur, we will discontinue cash flow hedge treatment, which will affect earnings. For the year ended December 31, 2014, we reclassified losses of $4.6 million, net of taxes of $3.1 million, to interest expense from accumulated other comprehensive loss due to the discontinuance of cash flow hedge treatment from the de-designation of interest-rate swaps related to the early retirement of long-term debt. See Note I for additional information. For the years ended December 31, 2015 and 2013, there were no gains or losses due to the discontinuance of cash flow hedge treatment in our continuing operations as a result of the underlying transactions being no longer probable.

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

From time to time, ONEOK Partners may enter into financial derivative instruments that contain provisions that require it to maintain an investment-grade credit rating from S&P and/or Moody’s. If ONEOK Partners’ credit ratings on its senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk as of December 31, 2015.

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

At December 31, 2015, the net credit exposure from our derivative assets is primarily with investment-grade companies in the financial services sector.

F.	PROPERTY, PLANT AND EQUIPMENT

The following table sets forth our property, plant and equipment for our continuing operations by property type, for the periods indicated:

	Estimated Useful Lives (Years)	December 31, 2015	December 31, 2014
		(Thousands of dollars)
Nonregulated
Gathering pipelines and related equipment	5 to 40	$2,961,388	$2,449,343
Processing and fractionation and related equipment	3 to 40	3,627,062	2,880,572
Storage and related equipment	5 to 54	456,437	478,276
Transmission pipelines and related equipment	5 to 54	416,391	518,585
General plant and other	2 to 60	407,544	364,976
Construction work in process	—	691,907	1,236,138
Regulated
Storage and related equipment	5 to 54	76,468	115,799
Natural gas transmission pipelines and related equipment	5 to 77	1,507,220	1,478,035
Natural gas liquids transmission pipelines and related equipment	5 to 88	4,208,121	3,822,799
General plant and other	2 to 54	94,461	63,424
Construction work in process	—	83,461	194,700
Property, plant and equipment		14,530,460	13,602,647
Accumulated depreciation and amortization - nonregulated		(1,325,151)	(1,221,387)
Accumulated depreciation and amortization - regulated		(831,320)	(718,823)
Net property, plant and equipment		$12,373,989	$11,662,437

The average depreciation rates for ONEOK Partners’ regulated property are set forth, by segment, in the following table for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
Natural Gas Liquids	1.9%	2.0%	2.0%
Natural Gas Pipelines	2.1%	2.1%	2.2%

We and ONEOK Partners incurred liabilities for construction work in process that had not been paid at December 31, 2015, 2014 and 2013, of $115.7 million, $187.2 million and $237.2 million, respectively. Such amounts are not included in capital expenditures (less allowance for equity funds used during construction) on the Consolidated Statements of Cash Flows.

Impairment Charges - Crude oil and natural gas producers have primarily focused their development efforts on crude oil and NGL-rich supply basins rather than in areas with dry natural gas production, such as the coal-bed methane production areas in the Powder River Basin. The reduced development activities and production declines in the dry natural gas area of the Powder River Basin have resulted in lower natural gas volumes available to be gathered. Due to the continued and greater than expected decline in volumes gathered in the coal-bed methane area of the Powder River Basin, ONEOK Partners evaluated its assets and investments in this area for impairment and determined that it will cease operations of its wholly owned coal-bed methane natural gas gathering system in 2016. ONEOK Partners recorded $63.5 million of noncash impairment charges on these long-lived assets in the fourth quarter 2015 in the Natural Gas Gathering and Processing segment.

In addition, ONEOK Partners recorded noncash impairment charges of approximately $20.2 million for previously idled assets in the Natural Gas Gathering and Processing and Natural Gas Liquids segments in the fourth quarter 2015, as the expectation for future use of these assets changed.

G.	GOODWILL AND INTANGIBLE ASSETS

Goodwill - The following table sets forth our goodwill by segment for the periods indicated:

	December 31,	December 31,
	2015	2014
	(Thousands of dollars)
Natural Gas Gathering and Processing	$122,291	$122,291
Natural Gas Liquids	268,544	268,544
Natural Gas Pipelines	134,700	134,700
Total goodwill	$525,535	$525,535

Intangible Assets - The following table sets forth the gross carrying amount and accumulated amortization of intangible assets for our continuing operations for the periods indicated:

	December 31,	December 31,
	2015	2014
	(Thousands of dollars)
Gross intangible assets	$581,632	$567,215
Accumulated amortization	(89,909)	(78,010)
Net intangible assets	$491,723	$489,205

At December 31, 2015 and 2014, ONEOK Partners has $336.2 million and $333.6 million, respectively, of intangible assets related primarily to contracts acquired through acquisitions in the Natural Gas Gathering and Processing and Natural Gas Liquids segments, which are being amortized over periods of 20 to 40 years. The remaining intangible asset balance has an indefinite life. Amortization expense for intangible assets for 2015, 2014 and 2013 was $11.9 million, $11.8 million and $8.7 million, respectively, and the aggregate amortization expense for each of the next five years is estimated to be approximately $11.9 million.

H.	SHORT-TERM BORROWINGS

ONEOK Credit Agreement - In January 2016, we extended the term of the ONEOK Credit Agreement by one year to January 2020. The ONEOK Credit Agreement is a $300 million revolving credit facility and contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to Consolidated EBITDA (EBITDA, as defined in our ONEOK Credit Agreement) of no more than 4.0 to 1. Upon breach of certain covenants by us in our ONEOK Credit Agreement, amounts outstanding under our ONEOK Credit Agreement, if any, may become due and payable immediately. At December 31, 2015, ONEOK’s ratio of indebtedness to Consolidated EBITDA was 2.3 to 1, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement. As a result of a reduction in the borrowing capacity of the ONEOK Credit Agreement due to the ONE Gas separation, we wrote off approximately $2.9 million in interest expense of previously deferred credit agreement issuance costs in the first quarter 2014.

This ONEOK Credit Agreement includes a $50 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swingline loans. Under the terms of the ONEOK Credit Agreement, ONEOK may request an increase in the size of the facility to an aggregate of $500 million from $300 million by either commitments from new lenders or increased commitments from existing lenders. The ONEOK Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit rating. Based on our current credit rating, borrowings, if any, will accrue interest at LIBOR plus 145 basis points, and the annual facility fee is 30 basis points.

At December 31, 2015, ONEOK had $1.1 million letters of credit issued and no borrowings under the ONEOK Credit Agreement. In February 2014, we repaid all amounts outstanding under our commercial paper program, with a portion of the proceeds received from ONE Gas in connection with the separation, and terminated the program. See Note I for additional information.

ONEOK Partners Credit Agreement - In January 2016, ONEOK Partners extended the term of the ONEOK Partners Credit Agreement by one year to January 2020. The ONEOK Partners Credit Agreement is a $2.4 billion revolving credit facility and includes a $100 million sublimit for the issuance of standby letters of credit and a $150 million swingline sublimit. The ONEOK Partners Credit Agreement is available for general partnership purposes. During the first quarter 2015, ONEOK Partners increased the size of the ONEOK Partners Credit Agreement to $2.4 billion from $1.7 billion by exercising its option to increase the capacity of the facility through increased commitments from existing lenders and a commitment from one new lender.

ONEOK Partners had $14 million of letters of credit issued December 31, 2015 and 2014, $300.0 million of borrowings outstanding and approximately $1.8 billion capacity available at December 31, 2015, and no borrowings outstanding at December 31, 2014, under the ONEOK Partners Credit Agreement. The interest rate on ONEOK Partners’ borrowings at December 31, 2015, was 1.60 percent.

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

The ONEOK Partners Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in ONEOK Partners Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1. If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters. As a result of the West Texas LPG acquisition ONEOK Partners completed in the fourth quarter 2014, the allowable ratio of indebtedness to adjusted EBITDA increased to 5.5 to 1 through the second quarter 2015. If ONEOK Partners were to breach certain covenants in the ONEOK Partners Credit Agreement, amounts outstanding under the ONEOK Partners Credit Agreement, if any, may become due and payable immediately. At December 31, 2015, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 4.4 to 1, and it was in compliance with all covenants under the ONEOK Partners Credit Agreement.

Neither ONEOK nor ONEOK Partners guarantees the debt or other similar commitments of unaffiliated parties. ONEOK does not guarantee the debt, commercial paper or other similar commitments of ONEOK Partners, and ONEOK Partners does not guarantee the debt or other similar commitments of ONEOK.

ONEOK Partners Commercial Paper Program - During the first quarter 2015, ONEOK Partners increased the size of its commercial paper program to $2.4 billion from $1.7 billion. Amounts outstanding under ONEOK Partners’ commercial paper program reduce the borrowing capacity under the ONEOK Partners Credit Agreement.

At December 31, 2015 and 2014, ONEOK Partners had $246.3 million and $1.1 billion of commercial paper outstanding with weighted-average interest rates of 1.23 percent and 0.54 percent, respectively.

I.	LONG-TERM DEBT

All notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness. The following table sets forth our long-term debt for the periods indicated:

	December 31,	December 31,
	2015	2014
	(Thousands of dollars)
ONEOK
$700,000 at 4.25% due 2022	$547,397	$547,397
$500,000 at 7.5% due 2023	500,000	—
$100,000 at 6.5% due 2028	87,516	87,619
$100,000 at 6.875% due 2028	100,000	100,000
$400,000 at 6.0% due 2035	400,000	400,000
Total ONEOK senior notes payable	1,634,913	1,135,016
ONEOK Partners
$650,000 at 3.25% due 2016	650,000	650,000
$450,000 at 6.15% due 2016	450,000	450,000
$400,000 at 2.0% due 2017	400,000	400,000
$425,000 at 3.2% due 2018	425,000	425,000
$500,000 at 8.625% due 2019	500,000	500,000
$300,000 at 3.8% due 2020	300,000	—
$900,000 at 3.375 % due 2022	900,000	900,000
$425,000 at 5.0 % due 2023	425,000	425,000
$500,000 at 4.9 % due 2025	500,000	—
$600,000 at 6.65% due 2036	600,000	600,000
$600,000 at 6.85% due 2037	600,000	600,000
$650,000 at 6.125% due 2041	650,000	650,000
$400,000 at 6.2% due 2043	400,000	400,000
Guardian Pipeline
Average 7.88% due 2022	51,907	59,557
Total ONEOK Partners senior notes payable	6,851,907	6,059,557
Total long-term notes payable	8,486,820	7,194,573
Unamortized portion of terminated swaps	21,904	23,622
Unamortized debt issuance costs and discounts	(74,492)	(57,403)
Current maturities	(110,650)	(10,650)
Long-term debt	$8,323,582	$7,150,142

The aggregate maturities of long-term debt outstanding as of December 31, 2015, for the years 2016 through 2020 are shown below:

	ONEOK	ONEOK Partners	Guardian Pipeline	Total
	(Millions of dollars)
2016	$3.0	$1,100.0	$7.7	$1,110.7
2017	$3.0	$400.0	$7.7	$410.7
2018	$3.0	$425.0	$7.7	$435.7
2019	$3.0	$500.0	$7.7	$510.7
2020	$3.0	$300.0	$7.7	$310.7

Additionally, our 6.5 percent senior notes due 2028 are callable at par at our option from now until maturity.

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

ONEOK Debt Covenants - The indentures governing ONEOK’s 6.5 percent and 6.875 percent senior notes due 2028 include an event of default upon acceleration of other indebtedness of $15 million or more, and the indentures governing the senior notes due 2022, 2023 and 2035 include an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding senior notes due 2022, 2023, 2028 and 2035 to declare those senior notes immediately due and payable in full. The indenture for the notes due 2023 also contains a provision that allows the holders of the notes to require ONEOK to offer to repurchase all or any part of their notes if a change of control and a credit rating downgrade occur at a purchase price of 101 percent of the principal amount, plus accrued and unpaid interest, if any.

ONEOK may redeem the 6.875 percent senior notes due 2028 and the senior notes due 2035, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium. ONEOK may redeem the 6.5 percent senior notes due 2028, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest. ONEOK may redeem the remaining balance of its senior notes due 2022 and 2023 at a redemption price equal to the principal amount, plus accrued and unpaid interest, starting three months before the maturity date. Prior to this date, ONEOK may redeem these senior notes on the same basis as the 6.875 percent senior notes due 2028 and the senior notes due 2035. The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date. ONEOK’s senior notes are senior unsecured obligations, ranking equally in right of payment with all of ONEOK’s existing and future unsecured senior indebtedness.

ONEOK Partners’ Debt Issuances and Maturities - In January 2016, ONEOK Partners entered into the $1.0 billion senior unsecured delayed-draw Term Loan Agreement with a syndicate of banks, which may be drawn by April 7, 2016. The Term Loan Agreement is intended to effectively refinance $1.0 billion of ONEOK Partners’ $650 million, 3.25 percent senior notes, which matured February 1, 2016, and $450 million, 6.15 percent senior notes due October 1, 2016. The Term Loan Agreement matures in January 2019 and bears interest at LIBOR plus a margin that is based on the credit ratings assigned to ONEOK Partners’ senior, unsecured, long-term indebtedness. Based on ONEOK Partners’ current applicable credit rating, borrowings on the Term Loan Agreement will accrue at LIBOR plus 130.0 basis points. The Term Loan Agreement contains an option, which may be exercised up to two times, to extend the term of the loan, in each case, for an additional one-year term, subject to approval of the banks. The Term Loan Agreement provides an option to prepay, without penalty or premium, the amount outstanding, or any portion thereof. At December 31, 2015, $1.0 billion of ONEOK Partners’ senior notes due in 2016 have been reflected as long-term debt in our Consolidated Balance Sheet, as ONEOK Partners has the intent and ability to refinance the debt, and the remaining $100.0 million is reflected in current maturities of long-term debt.

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

ONEOK Partners’ Debt Covenants - ONEOK Partners’ Term Loan Agreement contains substantially the same covenants as the ONEOK Partners Credit Agreement.

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

ONEOK Partners may redeem its 6.15 percent senior notes due 2016 and its senior notes due 2019, 2036 and 2037, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium. The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date. ONEOK Partners may redeem its senior notes due 2017 and its senior notes due 2022 at par starting one month and three months, respectively, before their maturity dates. ONEOK Partners may redeem its senior notes due 2041 at a redemption price equal to the principal amount, plus accrued and unpaid interest, starting six months before its maturity date. Prior to that date, ONEOK Partners may redeem these senior notes, in whole or in part, at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium. ONEOK Partners may redeem its senior notes due 2018, 2020, 2023, 2025 and 2043 at par, plus accrued and unpaid interest to the redemption date, starting one month, one month, three months, three months, and six months, respectively, before their maturity dates. Prior to these dates, ONEOK Partners may redeem these notes, in whole or in part, at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium. The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date.

ONEOK Partners’ senior notes are senior unsecured obligations, ranking equally in right of payment with all of ONEOK Partners’ existing and future unsecured senior indebtedness, and are structurally subordinate to any of the existing and future debt and other liabilities of any nonguarantor subsidiaries. ONEOK Partners’ senior notes are nonrecourse to ONEOK.

ONEOK Partners’ Debt Guarantee - ONEOK Partners’ senior notes are guaranteed fully and unconditionally on a senior unsecured basis by the Intermediate Partnership. The Intermediate Partnership’s guarantee is full and unconditional, subject to certain customary automatic release provisions. The guarantee ranks equally in right of payment to all of the Intermediate Partnership’s existing and future unsecured senior indebtedness. ONEOK Partners, L.P. has no significant assets or operations other than its investment in the Intermediate Partnership, which is also consolidated. At December 31, 2015, the Intermediate Partnership held the equity of ONEOK Partners’ subsidiaries, as well as a 50 percent interest in Northern Border Pipeline. ONEOK Partners’ long-term debt is nonrecourse to ONEOK.

Guardian Pipeline Senior Notes - These senior notes were issued under a master shelf agreement dated November 8, 2001, with certain financial institutions. Principal payments are due quarterly through 2022. Guardian Pipeline’s senior notes contain financial covenants that require the maintenance of certain financial ratios as defined in the master shelf agreement based on Guardian Pipeline’s financial position and results of operations. Upon any breach of these covenants, all amounts outstanding under the master shelf agreement may become due and payable immediately. At December 31, 2015, Guardian Pipeline was in compliance with its financial covenants.

Other - We amortize premiums, discounts and expenses incurred in connection with the issuance of long-term debt consistent with the terms of the respective debt instrument.

J.	EQUITY

Series A and B Convertible Preferred Stock - There are no shares of Series A or Series B Preferred Stock currently issued or outstanding.

Common Stock - At December 31, 2015, we had approximately 372.7 million shares of authorized and unreserved common stock available for issuance.

Dividends - Dividends paid totaled $509.2 million, $443.8 million and $304.7 million for 2015, 2014 and 2013, respectively. The following table sets forth the quarterly dividends per share declared and paid on our common stock for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
First Quarter	$0.605	$0.40	$0.36
Second Quarter	0.605	0.56	0.36
Third Quarter	0.605	0.575	0.38
Fourth Quarter	0.615	0.59	0.38
Total	$2.43	$2.125	$1.48

Additionally, a quarterly dividend of $0.615 per share was declared in January 2016, payable in the first quarter 2016.

Stock Repurchase Program - We did not repurchase any shares of our common stock in 2013 under a stock repurchase program that expired on December 31, 2013.

See Note Q for a discussion of ONEOK Partners’ issuance of common units and distributions to noncontrolling interests.

K.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table sets forth the balance in accumulated other comprehensive income (loss) for the periods indicated:

	Unrealized Gains (Losses) on Energy Marketing and Risk-Management Assets/Liabilities (a)	Unrealized Holding Gains (Losses) on Investment Securities (a)	Pension and Postretirement Benefit Plan Obligations (a) (b)	Accumulated Other Comprehensive Income (Loss) (a)
	(Thousands of dollars)
January 1, 2014	$(43,168)	$857	$(79,676)	$(121,987)
Other comprehensive income (loss) before reclassifications	(16,225)	98	(33,987)	(50,114)
Amounts reclassified from accumulated other comprehensive income (loss)	22,044	—	10,315	32,359
Other comprehensive income (loss) attributable to ONEOK	5,819	98	(23,672)	(17,755)
Transfer to ONE Gas	—	—	3,389	3,389
December 31, 2014	(37,349)	955	(99,959)	(136,353)
Other comprehensive income (loss) before reclassifications	9,944	(955)	5,722	14,711
Amounts reclassified from accumulated other comprehensive income (loss)	(15,294)	—	9,694	(5,600)
Other comprehensive income (loss) attributable to ONEOK	(5,350)	(955)	15,416	9,111
December 31, 2015	$(42,699)	$—	$(84,543)	$(127,242)
(a) All amounts are presented net of tax.
(b) Includes amounts related to supplemental executive retirement plan.

The following table sets forth the effect of reclassifications from accumulated other comprehensive income (loss) on our Consolidated Statements of Income for the periods indicated:

Details about Accumulated Other Comprehensive Income (Loss) Components	Years Ended December 31,			Affected Line Item in the Consolidated Statements of Income
	2015	2014	2013
	(Thousands of dollars)
Unrealized (gains) losses on energy marketing and risk-management assets/liabilities
Commodity contracts	$(81,089)	$21,052	$(1,689)	Commodity sales revenues
Interest-rate contracts	17,565	21,966	14,560	Interest expense
	(63,524)	43,018	12,871	Income before income taxes
	8,815	(8,977)	(3,081)	Income tax expense
	(54,709)	34,041	9,790	Income from continuing operations
	—	7,682	(1,864)	Income (loss) from discontinued operations
	(54,709)	41,723	7,926	Net income
Noncontrolling interest	(39,415)	19,679	4,906	Less: Net income attributable to noncontrolling interest
	$(15,294)	$22,044	$3,020	Net income attributable to ONEOK

Pension and postretirement benefit plan obligations (a)
Amortization of net loss	$17,724	$15,914	$21,407
Amortization of unrecognized prior service cost	(1,568)	(1,469)	(1,560)
Amortization of unrecognized net asset at adoption	—	—	49
	16,156	14,445	19,896	Income before income taxes
	(6,462)	(5,778)	(7,958)	Income tax expense
	9,694	8,667	11,938	Income from continuing operations
	—	1,648	34,044	Income (loss) from discontinued operations
	$9,694	$10,315	$45,982	Net income attributable to ONEOK

Total reclassifications for the period attributable to ONEOK	$(5,600)	$32,359	$49,002	Net income attributable to ONEOK
(a) These components of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost. See Note N for additional detail of our net periodic benefit cost.

L.	EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Year Ended December 31, 2015
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$251,058	210,208	$1.19
Diluted EPS from continuing operations
Effect of options and other dilutive securities	—	333
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$251,058	210,541	$1.19

	Year Ended December 31, 2014
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$319,714	209,391	$1.53
Diluted EPS from continuing operations
Effect of options and other dilutive securities	—	1,036
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$319,714	210,427	$1.52

	Year Ended December 31, 2013
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$278,662	206,044	$1.35
Diluted EPS from continuing operations
Effect of options and other dilutive securities	—	3,651
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$278,662	209,695	$1.33

There were no option shares excluded from the calculation of diluted earnings per share for 2015, 2014 and 2013.

M.	SHARE-BASED PAYMENTS

The ONEOK, Inc. Equity Compensation Plan (ECP) and the ONEOK, Inc. Long-Term Incentive Plan (LTIP) provide for the granting of stock-based compensation, including incentive stock options, nonstatutory stock options, stock bonus awards, restricted stock awards, restricted stock-unit awards, performance stock awards and performance-unit awards to eligible employees and the granting of stock awards to nonemployee directors. We have reserved 10.0 million and 15.6 million shares of common stock for issuance under the ECP and LTIP, respectively. At December 31, 2015, we had approximately 2.9 million and 0.8 million shares available for issuance under the ECP and LTIP, respectively, which reflect shares issued and estimated shares expected to be issued upon vesting of outstanding awards granted under these plans, less forfeitures. These plans allow for the deferral of awards granted in stock or cash, in accordance with Internal Revenue Code section 409A requirements.

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

Options - No stock options have been granted since 2003. Stock option activity was not material in 2013. All previously issued stock options expired or were exercised as of February 2013.

Stock Compensation Plan for Non-Employee Directors

The ONEOK, Inc. Stock Compensation Plan for Non-Employee Directors (the DSCP) provides for the granting of stock options, stock bonus awards, including performance-unit awards, restricted stock awards and restricted stock unit awards. Under the DSCP, these awards may be granted by the Executive Compensation Committee at any time, until grants have been made for all shares authorized under the DSCP. We have reserved a total of 1.4 million shares of common stock for issuance under the DSCP, and at December 31, 2015, we had approximately 1.0 million shares available for issuance under the plan. The maximum number of shares of common stock that can be issued to a participant under the DSCP during any year is 40,000. No performance unit awards, restricted stock unit awards or restricted stock awards have been made to nonemployee directors under the DSCP.

General

For all awards outstanding, we used a 3 percent forfeiture rate based on historical forfeitures under our share-based payment plans. We primarily use treasury stock to satisfy our share-based payment obligations.

Compensation cost expensed for our share-based payment plans described above was $6.8 million, $11.1 million and $22.8 million during 2015, 2014 and 2013, respectively, which is net of tax benefits of $4.2 million, $6.8 million and $13.9 million, respectively. Compensation cost expensed included in income from continuing operations for each respective year was $6.8 million, $8.4 million, and $9.4 million, net of tax benefits.

Impact of ONE Gas Separation on Stock Compensation Plans

In connection with the separation of our former natural gas distribution business on January 31, 2014, ONEOK entered into an Employee Matters Agreement with ONE Gas, which provides that employees of ONE Gas no longer participate in stock compensation plans sponsored or maintained by ONEOK. Pursuant to the Employee Matters Agreement, we made certain adjustments to the number of our share-based compensation awards, with the intention of preserving the intrinsic value of each award immediately prior to the separation. Unless otherwise indicated, information presented below reflects employees and costs of both continuing and discontinued operations.

Restricted Stock Unit Activity

As of December 31, 2015, we had $9.8 million of total unrecognized compensation cost related to our nonvested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 1.9 years. The following tables set forth activity and various statistics for our restricted stock unit awards:

	Number of Units	Weighted Average Price
Nonvested December 31, 2014	447,932	$41.54
Granted	236,974	$42.98
Released to participants	(199,830)	$32.32
Forfeited	(21,507)	$48.97
Nonvested December 31, 2015	463,569	$45.88

	2015	2014	2013
Weighted-average grant date fair value (per share)	$42.98	$58.23	$47.46
Fair value of units granted (thousands of dollars)	$10,186	$8,463	$7,940
Fair value of units vested (thousands of dollars)	$6,458	$10,649	$7,334

Restricted stock units held by an employee who separated from ONEOK and became an employee of ONE Gas were surrendered as a result of the separation. The number of restricted stock units held by employees who remained with ONEOK following the separation was adjusted by issuing additional units to preserve the intrinsic value of the units immediately prior to the separation.

Performance-Unit Activity

As of December 31, 2015, we had $13.5 million of total unrecognized compensation cost related to the nonvested performance-unit awards, which is expected to be recognized over a weighted-average period of 1.8 years. The following tables set forth activity and various statistics related to the performance-unit awards and the assumptions used in the valuations of the 2015, 2014 and 2013 grants at the grant date:

	Number of Units	Weighted Average Price
Nonvested December 31, 2014	872,730	$44.55
Granted	265,818	$50.30
Released to participants	(375,895)	$36.54
Forfeited	(71,393)	$44.94
Nonvested December 31, 2015	691,260	$51.01

	2015	2014	2013
Volatility (a)	26.70%	25.48%	22.27%
Dividend Yield	5.02%	2.63%	3.04%
Risk-free Interest Rate	1.00%	0.69%	0.42%
(a) - Volatility was based on historical volatility over three years using daily stock price observations.

	2015	2014	2013
Weighted-average grant date fair value (per share)	$50.30	$64.75	$52.34
Fair value of units granted (thousands of dollars)	$13,370	$12,071	$19,742
Fair value of units vested (thousands of dollars)	$13,736	$25,795	$19,269

Performance-unit awards held by employees who separated from ONEOK and became employees of ONE Gas were surrendered as a result of the separation. The number of performance unit awards held by employees who remained with ONEOK following the separation was adjusted by issuing additional units to preserve the intrinsic value of the performance units immediately prior to the separation.

Employee Stock Purchase Plan

We have reserved a total of 11.6 million shares of common stock for issuance under our ONEOK, Inc. Employee Stock Purchase Plan (the ESPP). Subject to certain exclusions, all full-time employees are eligible to participate in the ESPP. Employees can choose to have up to 10 percent of their annual base pay withheld to purchase our common stock, subject to terms and limitations of the plan. The purchase price of the stock is 85 percent of the lower of its grant date or exercise date market price. Approximately 53 percent, 67 percent and 52 percent of employees participated in the plan in 2015, 2014 and 2013, respectively. Compensation expense for continuing operations for the ESPP was not material in 2015, 2014 and 2013. Under the plan, we sold 222,872 shares at $25.51 per share in 2015, 110,592 shares at $43.85 per share in 2014 and 254,960 shares at $35.97 per share in 2013.

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

Employee Stock Award Program

Under our Employee Stock Award Program, we issued, for no monetary consideration, to all eligible employees one share of our common stock when the per-share closing price of our common stock on the NYSE was for the first time at or above $13 per share, and one additional share of common stock when the per-share closing price of our common stock on the NYSE was at or above each one dollar increment above $13. The total number of shares of our common stock available for issuance under this program was 900,000. No shares were issued to employees under this program during 2015. Shares issued to employees under this program during 2014 and 2013 totaled 49,864 and 63,975, respectively, and compensation expense related to the Employee Stock Award Plan was $2.1 million and $3.6 million in 2014 and 2013, respectively.

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

Retirement and Postretirement Benefit Plans

Retirement Plans - We have a defined benefit pension plan covering employees hired before January 1, 2005. Employees hired after December 31, 2004, and employees who accepted a one-time opportunity to opt out of our pension plan are covered by our Profit Sharing Plan. In addition, we have a supplemental executive retirement plan for the benefit of certain officers. No new participants in our supplemental executive retirement plan have been approved since 2005, and effective January 2014, the plan was formally closed to new participants. We fund our pension costs at a level needed to maintain or exceed the minimum funding levels required by the Employee Retirement Income Security Act of 1974, as amended, and the Pension Protection Act of 2006.

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

Obligations and Funded Status - The following tables set forth our pension and postretirement benefit plans benefit obligations and fair value of plan assets for our continuing operations for the periods indicated:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2015	2014	2015	2014
Change in benefit obligation	(Thousands of dollars)
Benefit obligation, beginning of period	$414,181	$361,578	$56,663	$50,232
Service cost	7,565	7,238	743	710
Interest cost	18,218	18,324	2,347	2,433
Plan participants’ contributions	—	—	1,005	1,537
Actuarial loss (gain)	(34,826)	42,891	(6,473)	6,822
Benefits paid	(12,574)	(12,101)	(4,433)	(4,815)
Other adjustments	(1,876)	(3,749)	(356)	(256)
Benefit obligation, end of period	390,688	414,181	49,496	56,663

Change in plan assets
Fair value of plan assets, beginning of period	277,568	274,936	29,429	28,626
Actual return on plan assets	(4,266)	17,619	174	1,765
Employer contributions	—	—	2,000	2,000
Plan participants’ contributions	—	—	1,005	1,233
Benefits paid	(12,574)	(12,101)	(3,728)	(3,968)
Other adjustments	(2,093)	(2,886)	(239)	(227)
Fair value of assets, end of period	258,635	277,568	28,641	29,429
Balance at December 31	$(132,053)	$(136,613)	$(20,855)	$(27,234)

Current liabilities	$(4,616)	$(4,634)	$—	$—
Noncurrent liabilities	(127,437)	(131,979)	(20,855)	(27,234)
Balance at December 31	$(132,053)	$(136,613)	$(20,855)	$(27,234)

The table above includes the supplemental executive retirement plan obligation. ONEOK has investments included in other assets on the Consolidated Balance Sheets, which totaled $81.1 million and $82.4 million at December 31, 2015 and 2014, respectively, for the purpose of funding the obligation. These assets are excluded from the table above as those are not assets of the supplemental executive retirement plan.

In connection with the separation of the natural gas distribution business, ONEOK entered into an Employee Matters Agreement with ONE Gas, which provides that employees of ONE Gas no longer participate in benefit plans sponsored or maintained by ONEOK as of January 1, 2014. The ONEOK defined benefit pension plans and postretirement benefit plans transferred an allocable portion of assets and obligations related to those employees transferring as employees to ONE Gas to newly established trusts for the ONE Gas plans. This resulted in a decrease in ONEOK’s sponsored qualified and nonqualified pension and postretirement plan obligations of approximately $1.1 billion and a decrease in ONEOK’s sponsored pension and postretirement plan assets of approximately $1.0 billion. Additionally, as a result of the transfer of unrecognized losses to ONE Gas, ONEOK’s deferred income taxes and regulatory assets decreased approximately $86.0 million and $331.1 million, respectively. The accumulated benefit obligation for our pension plans for our continuing operations was $370.8 million and $393.3 million at December 31, 2015 and 2014, respectively.

There are no plan assets expected to be withdrawn and returned to us in 2016.

Components of Net Periodic Benefit Cost - The following tables set forth the components of net periodic benefit cost for our pension and postretirement benefit plans for our continuing operations for the periods indicated:

	Pension Benefits
	Years Ended December 31,
	2015	2014	2013
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$7,565	$7,238	$6,127
Interest cost	18,218	18,324	15,626
Expected return on assets	(20,900)	(19,526)	(19,874)
Amortization of prior service cost	94	193	239
Amortization of net loss	15,981	15,078	19,016
Net periodic benefit cost	$20,958	$21,307	$21,134

	Postretirement Benefits
	Years Ended December 31,
	2015	2014	2013
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$743	$710	$458
Interest cost	2,347	2,433	1,164
Expected return on assets	(2,253)	(2,163)	(1,218)
Amortization of unrecognized net asset at adoption	—	—	49
Amortization of prior service cost	(1,662)	(1,662)	(1,799)
Amortization of net loss	1,743	836	2,391
Net periodic benefit cost	$918	$154	$1,045

Other Comprehensive Income (Loss) - The following tables set forth the amounts recognized in other comprehensive income (loss) related to our pension benefits and postretirement benefits for our continuing operations for the periods indicated:

	Pension Benefits
	Years Ended December 31,
	2015	2014	2013
	(Thousands of dollars)
Net gain (loss) arising during the period	$5,145	$(49,293)	$51,874
Amortization of prior service credit	94	193	239
Amortization of net loss	15,981	15,078	19,016
Deferred income taxes	(8,488)	13,609	(28,452)
Total recognized in other comprehensive income (loss)	$12,732	$(20,413)	$42,677

	Postretirement Benefits
	Years Ended December 31,
	2015	2014	2013
	(Thousands of dollars)
Net gain (loss) arising during the period	$4,393	$(7,220)	$9,096
Amortization of transition obligation	—	—	49
Amortization of prior service cost	(1,662)	(1,662)	(1,799)
Amortization of net loss	1,743	836	2,391
Deferred income taxes	(1,790)	3,218	(3,895)
Total recognized in other comprehensive income (loss)	$2,684	$(4,828)	$5,842

The table below sets forth the amounts in accumulated other comprehensive income (loss) that had not yet been recognized as components of net periodic benefit expense for our continuing operations for the periods indicated:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2015	2014	2015	2014
	(Thousands of dollars)
Prior service credit (cost)	$—	$(94)	$5,212	$6,873
Accumulated loss	(135,858)	(156,985)	(10,259)	(16,396)
Accumulated other comprehensive loss	(135,858)	(157,079)	(5,047)	(9,523)
Deferred income taxes	54,343	62,832	2,019	3,811
Accumulated other comprehensive loss, net of tax	$(81,515)	$(94,247)	$(3,028)	$(5,712)

The following table sets forth the amounts recognized in accumulated comprehensive income (loss) expected to be recognized as components of net periodic benefit expense for our continuing operations in the next fiscal year.

	Pension Benefits	Postretirement Benefits
Amounts to be recognized in 2016	(Thousands of dollars)
Prior service (credit) cost	$—	$(1,662)
Net loss	$10,966	$1,045

Actuarial Assumptions - The following table sets forth the weighted-average assumptions used to determine benefit obligations for pension and postretirement benefits for the periods indicated:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2015	2014	2015	2014
Discount rate	5.25%	4.50%	5.00%	4.25%
Compensation increase rate	3.10%	3.15%	N/A	N/A

The following table sets forth the weighted-average assumptions used to determine net periodic benefit costs for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
Discount rate - pension plans	4.50%	5.25%	4.25%
Discount rate - postretirement plans	4.25%	5.00%	4.00%
Expected long-term return on plan assets	8.00%	7.75%	8.25%
Compensation increase rate	3.15%	3.20%	3.50%

We determine our overall expected long-term rate of return on plan assets based on our review of historical returns and economic growth models.

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

Health Care Cost Trend Rates - The following table sets forth the assumed health care cost-trend rates for the periods indicated:

	2015	2014
Health care cost-trend rate assumed for next year	4.0% - 7.50%	4.0% - 7.75%
Rate to which the cost-trend rate is assumed to decline (the ultimate trend rate)	4.0% - 5.0%	4.0% - 5.0%
Year that the rate reaches the ultimate trend rate	2022	2022
Assumed health care cost-trend rates have an impact on the amounts reported for our health care plans. A one percentage point change in assumed health care cost-trend rates would have the following effects on our continuing operations:

	One Percentage Point Increase	One Percentage Point Decrease
	(Thousands of dollars)
Effect on total of service and interest cost	$80	$(72)
Effect on postretirement benefit obligation	$900	$(821)

Plan Assets - Our investment strategy is to invest plan assets in accordance with sound investment practices that emphasize long-term fundamentals. The goal of this strategy is to maximize investment returns while managing risk in order to meet the plan’s current and projected financial obligations. The investment policy follows a glide path approach toward liability-driven investing that shifts a higher portfolio weighting to fixed income as the plan's funded status increases. The purpose of liability-driven investing is to structure the asset portfolio to more closely resemble the pension liability and thereby more effectively hedge against changes in the liability. The plan’s current investments include a diverse blend of various domestic and international equities, investments in various classes of debt securities, insurance contracts and venture capital. The target allocation for the assets of our pension plan as of December 31, 2015, is as follows:

U.S. large-cap equities	37%
Long duration bonds	30%
Developed foreign large-cap equities	10%
Alternative investments	8%
Mid-cap equities	6%
Emerging markets equities	5%
Small-cap equities	4%
Total	100%

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

The following tables set forth our pension benefits and postretirement benefits plan assets by fair value category for our continuing operations as of the measurement date:

	Pension Benefits
	December 31, 2015
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$143,515	$13,517	$—	$157,032
Government obligations	—	20,241	—	20,241
Corporate obligations (b)	—	55,495	—	55,495
Common/collective trusts	—	5,076	—	5,076
Cash	525	—	—	525
Other investments (c)	—	—	20,266	20,266
Total assets	$144,040	$94,329	$20,266	$258,635
(a) - This category represents securities of the respective market sector from diverse industries.
(b) - This category represents bonds from diverse industries.
(c) - This category represents alternative investments.

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
(d) - This category represents alternative investments.

	Postretirement Benefits
	December 31, 2015
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$1,632	$—	$—	$1,632
Cash and money market funds	1,398	—	—	1,398
Insurance and group annuity contracts	—	25,611	—	25,611
Total assets	$3,030	$25,611	$—	$28,641
(a) - This category represents securities of the respective market sector from diverse industries.

	Postretirement Benefits
	December 31, 2014
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$1,599	$—	$—	$1,599
Cash and money market funds	1,644	—	—	1,644
Insurance and group annuity contracts	—	26,186	—	26,186
Total assets	$3,243	$26,186	$—	$29,429
(a) - This category represents securities of the respective market sector from diverse industries.

The following tables set forth the reconciliation of Level 3 fair value measurements of our pension plan for our continuing operations for the periods indicated:

	Pension Benefits
	Years Ended December 31,
	2015	2014
	(Thousands of dollars)
Fair value of plan assets at beginning of period	$20,230	$19,375
Net realized and unrealized gains (losses)	36	855
Fair value of plan assets at end of period	$20,266	$20,230

Contributions - During 2015, we made no contributions to our defined benefit pension plan and $2.0 million in contributions to our postretirement benefit plans. At December 31, 2015, we expect to make no contributions to our defined benefit pension plan and approximately $2.0 million in contributions to our postretirement plans in 2016.

Pension and Postretirement Benefit Payments - Benefit payments for our pension and postretirement benefit plans for the period ending December 31, 2015, were $12.6 million and $4.4 million, respectively. The following table sets forth the pension benefits and postretirement benefits payments expected to be paid in 2016 through 2025:

	Pension Benefits	Postretirement Benefits
Benefits to be paid in:	(Thousands of dollars)
2016	$14,753	$2,826
2017	$15,765	$3,056
2018	$16,883	$3,246
2019	$17,941	$3,402
2020	$18,859	$3,558
2021 through 2025	$108,878	$18,094

The expected benefits to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2015, and include estimated future employee service.

Other Employee Benefit Plans

401(k) Plan - We have a 401(k) Plan covering all employees, and employee contributions are discretionary. We match 100 percent of employee contributions up to 6 percent of each participant’s eligible compensation, subject to certain limits. Our contributions made to the plan for our continuing operations were $12.0 million, $9.3 million and $8.4 million in 2015, 2014 and 2013, respectively.

Profit Sharing Plan - We have a profit-sharing plan (Profit Sharing Plan) for all employees hired after December 31, 2004. Employees who were employed prior to January 1, 2005, were given a one-time opportunity to make an irrevocable election to participate in the Profit Sharing Plan and not accrue any additional benefits under our defined benefit pension plan after December 31, 2004. We plan to make a contribution to the Profit Sharing Plan each quarter equal to 1 percent of each participant’s eligible compensation during the quarter. Additional discretionary employer contributions may be made at the end of each year. Employee contributions are not allowed under the plan. Our contributions made to the plan for our continuing operations were $4.9 million, $4.6 million and $3.4 million in 2015, 2014 and 2013, respectively.

Nonqualified Deferred Compensation Plan - The Nonqualified Deferred Compensation Plan provides select employees, as approved by our Chief Executive Officer, with the option to defer portions of their compensation and provides nonqualified deferred compensation benefits that are not available due to limitations on employer and employee contributions to qualified defined contribution plans under the federal tax laws. Our contributions made to the plan were not material in 2015, 2014 and 2013.

O.	INCOME TAXES

The following table sets forth our provisions for income taxes for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
Current income taxes	(Thousands of dollars)
Federal	$13,191	$10,180	$(9,531)
State	2,967	3,311	1,812
Total current income taxes from continuing operations	16,158	13,491	(7,719)
Deferred income taxes
Federal	116,681	152,352	156,818
State	3,761	(14,685)	16,981
Total deferred income taxes from continuing operations	120,442	137,667	173,799
Total provision for income taxes from continuing operations	136,600	151,158	166,080
Discontinued operations	2,031	7,567	(2,698)
Total provision for income taxes	$138,631	$158,725	$163,382

The following table is a reconciliation of our income tax provision from continuing operations for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
	(Thousands of dollars)
Income from continuing operations before income taxes	$521,876	$819,873	$755,170
Less: Net income attributable to noncontrolling interest	134,218	349,001	310,428
Income from continuing operations attributable to ONEOK before income taxes	387,658	470,872	444,742
Federal statutory income tax rate	35%	35%	35%
Provision for federal income taxes	135,680	164,805	155,660
State income taxes, net of federal tax benefit	5,800	14,278	12,102
State deferred tax rate change, net of valuation allowance	928	(25,653)	—
Other, net	(5,808)	(2,272)	(1,682)
Income tax provision from continuing operations	$136,600	$151,158	$166,080

The following table sets forth the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities for the periods indicated:

	December 31, 2015	December 31, 2014
Deferred tax assets	(Thousands of dollars)
Employee benefits and other accrued liabilities	$97,719	$81,905
Federal net operating loss	76,805	80,851
State net operating loss and benefits	39,363	38,429
Derivative instruments	26,132	22,511
Other	12,386	13,133
Total deferred tax assets	252,405	236,829
Valuation allowance for state tax credits
Carryforward expected to expire prior to utilization	(10,223)	(8,807)
Net deferred tax assets	242,182	228,022
Deferred tax liabilities
Excess of tax over book depreciation	93,421	89,379
Investment in partnerships	1,585,427	1,466,456
Regulatory assets	49	1,961
Total deferred tax liabilities	1,678,897	1,557,796
Net deferred tax liabilities before discontinued operations	1,436,715	1,329,774
Discontinued operations	(18,265)	(35,559)
Net deferred tax liabilities	$1,418,450	$1,294,215

Tax benefits related to net operating loss (NOL) carryforwards will begin expiring in 2030. We believe that it is more likely than not that the tax benefits of the net operating loss carryforwards will be utilized prior to their expirations; therefore, no valuation allowance is necessary.

Deferred tax assets related to tax benefits of employee share-based compensation have been reduced for performance share units and restricted share units that vested in periods in which ONEOK was in an NOL position. This vesting resulted in tax deductions in excess of previously recorded benefits based on the performance share unit and restricted share unit value at the time of grant. Although these additional tax benefits are reflected in NOL carryforwards in the tax return, the additional tax benefit is not recognized until the deduction reduces taxes payable. A portion of the tax benefit does not reduce ONEOK’s current taxes payable due to NOL carryforwards; accordingly, these tax benefits are not reflected in ONEOK’s NOLs in deferred tax assets. Cumulative tax benefits included in NOL carryforwards but not reflected in deferred tax assets were $75.1 million as of December 31, 2015, and $72.5 million as of December 31, 2014.

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

Deferred tax liabilities and deferred income tax expense were reduced by $34.6 million in the first quarter 2014 due primarily to a reduction in our estimate of the effective state income tax rate to reflect a change in the mix of taxable income in the states in which we now operate, resulting from the separation of our former natural gas distribution business and the wind down of our energy services business. We also recorded a valuation allowance of $8.2 million in the first quarter 2014 for state tax credits as it is more likely than not that we will not be able to utilize these credits as a result of the separation of our former natural gas distribution business and the wind down of our energy services business. Together, these adjustments resulted in a net $26.4 million reduction in deferred tax liabilities and deferred income tax expense.

P.	UNCONSOLIDATED AFFILIATES

Investments in Unconsolidated Affiliates - The following table sets forth ONEOK Partners’ investments in unconsolidated affiliates for the periods indicated:

	Net Ownership Interest	December 31, 2015	December 31, 2014
		(Thousands of dollars)
Northern Border Pipeline	50%	$363,231	$387,253
Overland Pass Pipeline Company	50%	459,354	466,977
Other	Various	125,636	278,423
Investments in unconsolidated affiliates (a)		$948,221	$1,132,653
(a) - Equity-method goodwill (Note A) was $40.1 million and $170.9 million at December 31, 2015 and 2014, respectively.

Equity in Net Earnings from Investments and Impairments - The following table sets forth ONEOK Partners’ equity in net earnings from investments for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
	(Thousands of dollars)
Northern Border Pipeline	$66,941	$69,819	$65,046
Overland Pass Pipeline Company	37,783	25,906	20,461
Other	20,576	21,690	25,010
Equity in net earnings from investments	$125,300	$117,415	$110,517
Impairment of equity investments	$(180,583)	$(76,412)	$—

Unconsolidated Affiliates Financial Information - The following tables set forth summarized combined financial information of ONEOK Partners’ unconsolidated affiliates for the periods indicated:

	December 31, 2015	December 31, 2014
	(Thousands of dollars)
Balance Sheet
Current assets	$149,439	$153,293
Property, plant and equipment, net	$2,556,559	$2,440,714
Other noncurrent assets	$23,722	$35,668
Current liabilities	$211,037	$95,026
Long-term debt	$425,521	$428,385
Other noncurrent liabilities	$69,356	$73,767
Accumulated other comprehensive loss	$(5,669)	$(2,063)
Owners’ equity	$2,029,475	$2,034,560

	Years Ended December 31,
	2015	2014	2013
	(Thousands of dollars)
Income Statement
Operating revenues	$524,496	$548,491	$528,665
Operating expenses (a)	$304,930	$309,990	$256,292
Net income (a)	$200,064	$214,410	$248,998

Distributions paid to us	$155,918	$139,019	$137,498
(a) Includes long-lived asset impairment charges in 2015 and 2014.

ONEOK Partners’ incurred expenses in transactions with unconsolidated affiliates of $104.7 million, $62.0 million and $53.8 million for 2015, 2014 and 2013, respectively, primarily related to Overland Pass Pipeline Company and Northern Border

Pipeline. Accounts payable to ONEOK Partners’ equity-method investees at December 31, 2015 and 2014, was $8.0 million and $20.5 million, respectively.

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

During 2013, ONEOK Partners made equity contributions to Northern Border Pipeline of $30.8 million.

Roadrunner Gas Transmission - In March 2015, ONEOK Partners entered into a 50-50 joint venture with a subsidiary of Fermaca, a Mexico City-based natural gas infrastructure company, to construct a pipeline to transport natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas. During year ended December 31, 2015, ONEOK Partners contributed approximately $30 million to Roadrunner.

The Roadrunner limited liability agreement provides that distributions to members are made on a pro rata basis according to each member’s ownership interest. Cash distributions are paid within 45 days following the end of each quarter. Any changes to, or suspension of, the cash distributions from Roadrunner requires approval of the Roadrunner Management Committee. Voting rights for the Roadrunner Management Committee are allocated on a pro rata basis according to each member’s ownership interest. Cash distributions are equal to 100 percent of available cash, as defined in the limited liability company agreement.

Impairment Charges - Crude oil and natural gas producers have primarily focused their development efforts on crude oil and NGL-rich supply basins rather than in areas with dry natural gas production, such as the coal-bed methane production areas in the Powder River Basin. The reduced development activities and production declines in the dry natural gas area of the Powder River Basin have resulted in lower natural gas volumes available to be gathered. Due to the continued and greater than expected decline in volumes gathered in the coal-bed methane area of the Powder River Basin, ONEOK Partners evaluated its assets and investments in this area and determined that it will cease operations of its wholly owned coal-bed methane natural gas gathering system in 2016. Bighorn Gas Gathering, in which ONEOK Partners owns a 49 percent equity interest, and Fort Union Gas Gathering, in which ONEOK Partners owns a 37 percent equity interest, are both partially supplied with volumes from ONEOK Partners’ wholly owned coal-bed methane natural gas gathering system. ONEOK Partners owns a 35 percent equity interest in Lost Creek Gathering Company, which also is located in a dry natural gas area . ONEOK Partners reviewed its Bighorn Gas Gathering, Fort Union Gas Gathering and Lost Creek Gathering Company equity investments and recorded noncash impairment charges of $180.6 million in the fourth quarter 2015. The remaining net book value of ONEOK Partners’ equity investments in this dry natural gas area is $35.0 million.

During 2014, Bighorn Gas Gathering recorded an impairment of its underlying assets when the operator determined that the volume decline would be sustained for the foreseeable future. As a result, ONEOK Partners reviewed its equity investment in Bighorn Gas Gathering for impairment and recorded noncash impairment charges of $76.4 million in 2014. The 2014 impairment charges have been reclassified in the consolidated financial statements and notes to conform to the current year presentation. There were no impairments to investments in unconsolidated affiliates in 2013.

Q.	ONEOK PARTNERS

Ownership Interest in ONEOK Partners - Our ownership interest in ONEOK Partners is shown in the table below as of December 31, 2015:

General partner interest	2.0%
Limited partner interest (a)	39.2%
Total ownership interest	41.2%
(a) - Represents 41.3 million common units and approximately 73.0 million Class B units, which are convertible, at our option, into common units.

Equity Issuances - In August 2015, ONEOK Partners completed the sale to us in a private placement of 21.5 million common units at a price of $30.17 per unit. Additionally, ONEOK Partners completed a concurrent sale of approximately 3.3 million common units at a price of $30.17 per unit to funds managed by Kayne Anderson Capital Advisors in a registered direct offering, which were issued through ONEOK Partners’ existing “at-the-market” equity program. The combined offerings generated net cash proceeds of approximately $749 million to ONEOK Partners. In conjunction with these issuances, ONEOK Partners GP contributed approximately $15.3 million in order to maintain our 2 percent general partner interest in ONEOK Partners. ONEOK Partners used the proceeds for general partnership purposes, including capital expenditures and repayment of commercial paper borrowings.

ONEOK Partners has an “at-the-market” equity program for the offer and sale from time to time of its common units, up to an aggregate amount of $650 million. The program allows ONEOK Partners to offer and sell its common units at prices it deems appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between ONEOK Partners and the sales agent. ONEOK Partners is under no obligation to offer and sell common units under the program. At December 31, 2015, ONEOK Partners had approximately $138 million of registered common units available for issuance through its “at-the-market” equity program.
During the year ended December 31, 2015, ONEOK Partners sold 10.5 million common units through its “at-the-market” equity program, including the units sold to funds managed by Kayne Anderson Capital Advisors in the offering discussed above. The net proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $381.6 million to ONEOK Partners, which were used for general partnership purposes, including repayment of commercial paper borrowings.
As a result of these transactions, our aggregate ownership interest in ONEOK Partners increased to 41.2 percent at December 31, 2015, from 37.8 percent at December 31, 2014.

In May 2014, ONEOK Partners completed an underwritten public offering of 13.9 million common units at a public offering price of $52.94 per common unit, generating net proceeds of approximately $714.5 million. In conjunction with this issuance, ONEOK Partners GP contributed approximately $15.0 million in order to maintain our 2 percent general partner interest in ONEOK Partners. ONEOK Partners used the proceeds to repay commercial paper, fund its capital expenditures and for general partnership purposes.

During the year ended December 31, 2014, ONEOK Partners sold 7.9 million common units through its “at-the-market” equity program. The net proceeds, including ONEOK Partner GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $402.1 million to ONEOK Partners, which were used for general partnership purposes.

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

During the year ended December 31, 2013, ONEOK Partners sold 681,000 common units through its “at-the-market” equity program. The net proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $36.1 million to ONEOK Partners, which were used for general partnership purposes.

We account for the difference between the carrying amount of our investment in ONEOK Partners and the underlying book value arising from issuance of common units by ONEOK Partners as an equity transaction.  If ONEOK Partners issues common units at a price different than our carrying value per unit, we account for the premium or deficiency as an adjustment to paid-in capital. As a result of ONEOK Partners’ issuance of common units, we recognized a decrease to paid-in capital of approximately $34.4 million, net of taxes, in 2015 and an increase to paid-in capital of approximately $156.1 million and $87.3 million, net of taxes, in 2014 and 2013, respectively.

Cash Distributions - We receive distributions from ONEOK Partners on our common and Class B units and our 2 percent general partner interest, which includes our incentive distribution rights. Under the Partnership Agreement, distributions are made to the partners with respect to each calendar quarter in an amount equal to 100 percent of available cash as defined in the Partnership Agreement. Available cash generally will be distributed 98 percent to limited partners and 2 percent to the general partner. The general partner’s percentage interest in quarterly distributions is increased after certain specified target levels are met during the quarter. Under the incentive distribution provisions, as set forth in the Partnership Agreement, the general partner receives:

•	15 percent of amounts distributed in excess of $0.3025 per unit;

•	25 percent of amounts distributed in excess of $0.3575 per unit; and

•	50 percent of amounts distributed in excess of $0.4675 per unit.

The following table shows ONEOK Partners’ distributions paid during the periods indicated:

	Years Ended December 31,
	2015	2014	2013
	(Thousands, except per unit amounts)
Distribution per unit	$3.16	$3.01	$2.87

General partner distributions	$24,610	$21,044	$18,193
Incentive distributions	371,500	304,999	251,664
Distributions to general partner	396,110	326,043	269,857
Limited partner distributions to ONEOK	310,230	279,292	266,302
Limited partner distributions to noncontrolling interest	524,135	446,910	373,554
Total distributions paid	$1,230,475	$1,052,245	$909,713

ONEOK Partners’ distributions are declared and paid within 45 days of the end of each quarter. The following table shows ONEOK Partners’ distributions declared for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
	(Thousands, except per unit amounts)
Distribution per unit	$3.16	$3.07	$2.89

General partner distributions	$25,356	$22,109	$18,625
Incentive distributions	382,759	326,022	259,466
Distributions to general partner	408,115	348,131	278,091
Limited partner distributions to ONEOK	327,250	284,860	268,157
Limited partner distributions to noncontrolling interest	532,405	472,466	384,988
Total distributions declared	$1,267,770	$1,105,457	$931,236

Relationship - We consolidate ONEOK Partners in our consolidated financial statements; however, we are restricted from the assets and cash flows of ONEOK Partners except for the distributions we receive. Distributions are declared quarterly by ONEOK Partners GP based on the terms of the Partnership Agreement. See Note S for more information on ONEOK Partners’ results.

Affiliate Transactions - We provide a variety of services to our affiliates, including cash management and financial services, employee benefits, legal and administrative services by our employees and management, insurance and office space leased in our headquarters building and other field locations. Where costs are incurred specifically on behalf of an affiliate, the costs are billed directly to the affiliate by us. In other situations, the costs may be allocated to the affiliates through a variety of methods, depending upon the nature of the expenses and the activities of the affiliates. Beginning in the second quarter 2014, we allocate substantially all of our general overhead costs to ONEOK Partners as a result of the separation of our natural gas distribution business and the wind down of our energy services business in the first quarter 2014. For the first quarter 2014 and year ended December 31, 2013, it is not practicable to determine what these general overhead costs would be on a stand-alone basis.

The following table shows ONEOK Partners’ transactions with us for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
	(Thousands of dollars)
Revenues	$—	$53,526	$340,743

Expenses
Cost of sales and fuel	$—	$10,835	$37,963
Operating expenses	368,346	330,541	265,448
Total expenses	$368,346	$341,376	$303,411

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

Commitments - Operating leases represent future minimum lease payments under noncancelable leases covering office space and pipeline equipment. Rental expense in 2015, 2014 and 2013 was not material. ONEOK and ONEOK Partners have no material operating leases. Firm transportation and storage contracts are fixed-price contracts that provide us with firm transportation and storage capacity. The following table sets forth ONEOK Partners’ firm transportation and storage contract payments for our continuing operations for the periods indicated:

ONEOK Partners	Firm Transportation and Storage Contracts
(Millions of dollars)
2016	$45.8
2017	42.1
2018	40.6
2019	36.2
2020	35.8
Thereafter	47.9
Total	$248.4

Environmental Matters and Pipeline Safety - The operation of pipelines, plants and other facilities for the gathering, processing, transportation and storage of natural gas, NGLs, condensate, and other products is subject to numerous and complex laws and regulations pertaining to health, safety and the environment. As an owner and/or operator of these facilities, ONEOK Partners must comply with United States laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants and other facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on our or ONEOK Partners’ results of operations, financial condition or cash flows.

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

S.	SEGMENTS

Segment Descriptions - Our reportable business segments are the following:

•	the Natural Gas Gathering and Processing segment gathers, treats and processes natural gas;

•	the Natural Gas Liquids segment gathers, treats, fractionates and transports NGLs and stores, markets and distributes NGL products; and

•	the Natural Gas Pipelines segment operates regulated interstate and intrastate natural gas transmission pipelines and natural gas storage facilities.

Other and eliminations consist of the operating and leasing operations of our headquarters building and related parking facility and other amounts needed to reconcile our reportable segments to our consolidated financial statements.

Accounting Policies - We evaluate performance based principally on each segment’s operating income and equity in net earnings. The accounting policies of the segments are described in Note A. Intersegment and affiliate sales are recorded on the same basis as sales to unaffiliated customers and are discussed further in Note Q. Revenues from sales and services provided by ONEOK Partners to our former natural gas distribution business prior to the separation and to our former energy services business prior to the completion of the wind down, which were previously eliminated in consolidation, are now reported as sales to affiliated customers for the years ended December 31, 2014 and 2013, and are no longer eliminated in consolidation. Revenues from sales and services provided by ONEOK Partners to our former natural gas distribution business after the separation are reported as sales to unaffiliated customers as these now represent third-party transactions.

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

For the years ended December 31, 2015, 2014 and 2013, ONEOK Partners had no single customer from which it received 10 percent or more of our consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Year Ended December 31, 2015	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations (c)	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$1,187,390	$6,248,002	$325,676	$2,138	$7,763,206
Intersegment revenues	649,726	331,697	6,771	(988,194)	—
Total revenues	$1,837,116	$6,579,699	$332,447	$(986,056)	$7,763,206
Cost of sales and fuel (exclusive of items shown separately below)	1,265,617	5,328,256	34,481	(987,302)	5,641,052
Operating costs	272,418	314,505	105,720	688	693,331
Depreciation and amortization	150,008	158,709	43,479	2,424	354,620
Impairment of long-lived assets	73,681	9,992	—	—	83,673
Gain (loss) on sale of assets	2,775	(939)	4,272	(479)	5,629
Operating income	$78,167	$767,298	$153,039	$(2,345)	$996,159

Equity in net earnings from investments	$17,863	$38,696	$68,741	$—	$125,300
Impairment of equity investments	$(180,583)	$—	$—	$—	$(180,583)
Investments in unconsolidated affiliates	$73,920	$482,672	$391,629	$—	$948,221
Total assets	$5,123,450	$8,017,799	$1,844,401	$460,461	$15,446,111
Noncontrolling interests in consolidated subsidiaries	$4,041	$160,084	$—	$3,266,413	$3,430,538
Capital expenditures	$887,938	$226,135	$58,215	$16,024	$1,188,312
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $954.8 million, of which $770.1 million was related to sales within the segment, cost of sales and fuel of $412.6 million and operating income of $306.9 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $266.9 million, cost of sales and fuel of $31.1 million and operating income of $103.7 million.
(c) - Other and Eliminations includes assets of discontinued operations of $19.0 million.

Year Ended December 31, 2014	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations (c)	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$1,478,729	$10,329,609	$329,801	$3,426	$12,141,565
Sales to affiliated customers	41,214	—	12,312	—	53,526
Intersegment revenues	1,447,665	215,772	8,343	(1,671,780)	—
Total revenues	$2,967,608	$10,545,381	$350,456	$(1,668,354)	$12,195,091
Cost of sales and fuel (exclusive of items shown separately below)	2,305,723	9,435,296	21,935	(1,674,406)	10,088,548
Operating costs	257,658	296,402	111,037	9,790	674,887
Depreciation and amortization	123,847	124,071	43,318	3,448	294,684
Gain (loss) on sale of assets	219	(572)	6,786	166	6,599
Operating income	$280,599	$689,040	$180,952	$(7,020)	$1,143,571

Equity in net earnings from investments	$20,271	$27,326	$69,818	$—	$117,415
Impairment of equity investments	$(76,412)	$—	$—	$—	$(76,412)
Investments in unconsolidated affiliates	$254,818	$490,582	$387,253	$—	$1,132,653
Total assets	$4,911,283	$8,143,575	$1,823,713	$383,202	$15,261,773
Noncontrolling interests in consolidated subsidiaries	$4,251	$163,671	$—	$3,245,846	$3,413,768
Capital expenditures	$898,896	$798,048	$42,991	$39,215	$1,779,150
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $695.9 million, of which $598.1 million was related to sales within the segment, cost of sales and fuel of $309.4 million and operating income of $196.1 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $290.0 million, cost of sales and fuel of $47.7 million and operating income of $106.5 million.
(c) - Other and Eliminations includes assets and capital expenditures of discontinued operations of $36.7 million and $23.9 million, respectively.

Year Ended December 31, 2013	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations (c)	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$665,169	$10,644,117	$219,244	$2,606	$11,531,136
Sales to affiliated customers	238,600	—	102,143	—	340,743
Intersegment revenues	1,147,713	133,910	4,127	(1,285,750)	—
Total revenues	$2,051,482	$10,778,027	$325,514	$(1,283,144)	$11,871,879
Cost of sales and fuel (exclusive of items shown separately below)	1,550,855	9,908,089	39,795	(1,276,526)	10,222,213
Operating costs	193,293	236,638	101,182	10,473	541,586
Depreciation and amortization	103,962	89,240	43,541	2,600	239,343
Gain (loss) on sale of assets	436	843	10,602	—	11,881
Operating income	$203,808	$544,903	$151,598	$(19,691)	$880,618

Equity in net earnings from investments	$23,493	$21,978	$65,046	$—	$110,517
Investments in unconsolidated affiliates	$333,179	$491,856	$404,803	$—	$1,229,838
Total assets	$3,949,813	$6,938,633	$1,817,445	$4,986,274	$17,692,165
Noncontrolling interests in consolidated subsidiaries	$4,521	$—	$—	$2,502,808	$2,507,329
Capital expenditures	$774,379	$1,128,345	$34,699	$319,162	$2,256,585
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $534.8 million, of which $449.9 million related to sales within the segment, cost of sales and fuel of $207.4 million and operating income of $190.5 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $246.9 million, cost of sales and fuel of $29.3 million and operating income of $90.5 million.
(c) - Other and Eliminations includes assets and capital expenditures of discontinued operations of $4.4 billion and $292.1 million, respectively.

T.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2015
	(Thousands of dollars except per share amounts)
Total revenues	$1,805,306	$2,128,052	$1,898,946	$1,930,902
Income from continuing operations	$95,837	$151,020	$164,698	$(26,279)
Income (loss) from discontinued operations, net of tax	$(144)	$(140)	$(3,860)	$(1,937)
Net income	$95,693	$150,880	$160,838	$(28,216)
Net income attributable to ONEOK	$60,800	$76,505	$82,157	$25,515
Earnings per share total
Basic	$0.29	$0.36	$0.39	$0.13
Diluted	$0.29	$0.36	$0.39	$0.12

The fourth quarter 2015 includes noncash impairment charges of $264.3 million related to long-lived assets and equity investments.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2014
	(Thousands of dollars except per share amounts)
Total revenues	$3,163,296	$3,066,882	$3,120,145	$2,844,768
Income from continuing operations	$204,737	$148,760	$114,452	$200,766
Income (loss) from discontinued operations, net of tax	$1,774	$(8,009)	$(171)	$799
Net income	$206,511	$140,751	$114,281	$201,565
Net income attributable to ONEOK	$93,515	$61,590	$64,458	$94,544
Earnings per share total
Basic	$0.45	$0.29	$0.31	$0.45
Diluted	$0.45	$0.29	$0.31	$0.45

The third quarter 2014 includes noncash impairment charges of $76.4 million related to equity investments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein (Item 8).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

Information concerning our directors is set forth in our 2016 definitive Proxy Statement and is incorporated herein by this reference.

Executive Officers of the Registrant

Information concerning our executive officers is included in Part I, Item 1, Business, of this Annual Report.

Compliance with Section 16(a) of the Exchange Act

Information on compliance with Section 16(a) of the Exchange Act is set forth in our 2016 definitive Proxy Statement and is incorporated herein by this reference.

Code of Ethics

Information concerning the code of ethics, or code of business conduct, is set forth in our 2016 definitive Proxy Statement and is incorporated herein by this reference.

Nominating Committee Procedures

Information concerning the Nominating Committee procedures is set forth in our 2016 definitive Proxy Statement and is incorporated herein by this reference.

Audit Committee

Information concerning the Audit Committee is set forth in our 2016 definitive Proxy Statement and is incorporated herein by this reference.

Audit Committee Financial Experts

Information concerning the Audit Committee Financial Experts is set forth in our 2016 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information on executive compensation is set forth in our 2016 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Information concerning the ownership of certain beneficial owners is set forth in our 2016 definitive Proxy Statement and is incorporated herein by this reference.

Security Ownership of Management

Information on security ownership of directors and officers is set forth in our 2016 definitive Proxy Statement and is incorporated herein by this reference.

Equity Compensation Plan Information

The following table sets forth certain information concerning our equity compensation plans as of December 31, 2015:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,855,982	$40.43	5,812,774
Equity compensation plans not approved by security holders (2)	341,200	$24.66 (3)	1,007,204
Total	2,197,182	$37.98	6,819,978
(1) - Includes shares granted under our Employee Stock Purchase Plan and Employee Stock Award Program and restricted stock incentive units and performance-unit awards granted under our Long-Term Incentive Plan and Equity Compensation Plan. For a brief description of the material features of these plans, see Note M of the Notes to Consolidated Financial Statements in this Annual Report. Column (c) includes 1,933,532, 149,650, 784,050 and 2,945,542 shares available for future issuance under our Employee Stock Purchase Plan, Employee Stock Award Program, Long-Term Incentive Plan and Equity Compensation Plan, respectively.
(2) - Includes our Employee Non-Qualified Deferred Compensation Plan, Deferred Compensation Plan for Non-Employee Directors and Stock Compensation Plan for Non-Employee Directors. For a brief description of the material features of these plans, see Note M of the Notes to Consolidated Financial Statements in this Annual Report.
(3) - Compensation deferred into our common stock under our Employee Non-Qualified Deferred Compensation Plan and Deferred Compensation Plan for Non-Employee Directors is distributed to participants at fair market value on the date of distribution. The price used for these plans to calculate the weighted-average exercise price in the table is $24.66, which represents the year-end closing price of our common stock on the NYSE.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information on certain relationships and related transactions and director independence is set forth in our 2016 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning the principal accountant’s fees and services is set forth in our 2016 definitive Proxy Statement and is incorporated herein by this reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements		Page No.

(a)	Report of Independent Registered Public Accounting Firm	81

(b)	Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013	82

(c)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013	83

(d)	Consolidated Balance Sheets as of December 31, 2015 and 2014	84-85

(e)	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	87

(f)	Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2015, 2014 and 2013	88-89

(g)	Notes to Consolidated Financial Statements	90-135

(2) Financial Statements Schedules

All schedules have been omitted because of the absence of conditions under which they are required.

(3) Exhibits

2
Separation and Distribution Agreement, dated as of January 14, 2014, by and between ONE Gas, Inc. and
ONEOK, Inc. (incorporated by reference to Exhibit 2.1 to ONEOK, Inc.’s Current Report on Form 8-K filed
January 15, 2014 (File No. 1-13643)).

3	Not used.

3.1	Not used.

3.2	Not used.

3.3	Not used.

3.4	Amended and Restated Bylaws of ONEOK, Inc. (incorporated by reference from Exhibit 3.1 to ONEOK, Inc.’s Current Report on Form 8-K filed February 19, 2016 (File No. 1-13643)).

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
1-13643)).

4.9
Thirteenth Supplemental Indenture, dated March 20, 2015, among ONEOK Partners, L.P., ONEOK Partners
Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 3.80 percent
Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to ONEOK Partners, L.P.’s Current Report
on Form 8-K filed on March 20, 2015 (File No. 1-12202)).

4.10
Fourteenth Supplemental Indenture, dated March 20, 2015, among ONEOK Partners, L.P., ONEOK Partners
Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 4.90 percent
Senior Notes due 2025 (incorporated by reference to Exhibit 4.3 to ONEOK Partners, L.P.’s Current Report
on Form 8-K filed on March 20, 2015 (File No. 1-12202)).

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

4.20
Eighth Supplemental Indenture, dated  September 13, 2012, among ONEOK Partners, L.P., ONEOK
Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the
2.000 percent Senior Notes due 2017 (incorporated by reference from Exhibit 4.2 to ONEOK Partners, L.P.’s
Current Report on Form 8-K filed September 13, 2012 (File No. 1-12202)).

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

4.25
Ninth Supplemental Indenture, dated September 13, 2012, among ONEOK Partners, L.P., ONEOK Partners
Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee, with respect to the 3.375 percent
Senior Notes due 2022 (incorporated by reference from Exhibit 4.3 to ONEOK Partners, L.P.’s Current
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

4.31
Second Supplemental Indenture, dated August 21, 2015, between ONEOK, Inc. and U.S. Bank National
Association, as trustee, with respect to the 7.50 percent Notes due 2023 (incorporated by reference to
Exhibit 4.1 to ONEOK, Inc.’s Current Report on Form 8-K filed August 21, 2015 (File No. 1-13643)).

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

10.5
Form of Indemnification Agreement between ONEOK, Inc. and ONEOK, Inc. officers and directors, as amended (incorporated by reference from Exhibit 10.5 to ONEOK, Inc.'s Annual Report on Form 10-K for
the fiscal year ended December 31, 2014, filed February 25, 2015 (File No. 1-13643)).

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
Securities Inc., Goldman, Sachs & Co., Jefferies LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co.
LLC, Mitsubishi UFJ Securities (USA), Inc., RBC Capital Markets, LLC, UBS Securities LLC and Wells
Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to ONEOK Partners, L.P.’s Current Report
on Form 8-K filed November 19, 2014 (File No. 1-12202)).

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

10.21
Term Loan Agreement, dated as of January 8, 2016, among ONEOK Partners, L.P., Mizuho Bank, Ltd., as administrative agent and a lender, and the other lenders parties thereto (incorporated by reference to Exhibit
10.1 to ONEOK, Inc.’s Current Report on Form 8-K filed on January 12, 2016 (File No. 1-13643)).

10.22
Guaranty Agreement, dated as of January 8, 2016, by ONEOK Partners Intermediate Limited Partnership in
favor of Mizuho Bank, Ltd., as administrative agent, under the above-referenced Term Loan Agreement
(incorporated by reference to Exhibit 10.2 to ONEOK, Inc.’s Current Report on Form 8-K filed on January
12, 2016 (File No. 1-13643)).

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

10.28
Underwriting Agreement, dated March 17, 2015, among ONEOK Partners, L.P. and ONEOK Partners
Intermediate Limited Partnership and J.P. Morgan Securities LLC, Deutsche Bank Securities, Inc.,
Mitsubishi UFJ Securities (USA), Inc. and U.S. Bancorp Investments, Inc., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to ONEOK Partners, L.P.’s Current
Report on Form 8-K filed on March 19, 2015 (File No. 1-12202)).

10.29
Extension Agreement, dated as of January 29, 2016, among ONEOK Partners, L.P., Citibank, N.A., as administrative agent, swingline lender, a letter of credit issuer and a lender, and the other lenders and letter of credit issuers parties thereto (incorporated by reference to Exhibit 10.1 to ONEOK Partners, L.P.’s Current
Report on Form 8-K filed on February 3, 2016 (File No. 1-12202)).

10.30
Extension Agreement, dated August 1, 2012, among ONEOK Partners, L.P., as Borrower, the lenders party thereto and Citibank, N.A., as administrative agent, swing-line lender and letter-of-credit issuer
(incorporated by reference from Exhibit 10.1 to ONEOK Partners, L.P.’s Quarterly Report on 10-Q for the
quarter ended June 30, 2012, filed August 1, 2012 (File No. 1-12202)).

10.31
Extension Agreement, dated as of January 29, 2016, among ONEOK, Inc., Bank of America, N.A., as administrative agent, swingline lender, a letter of credit issuer and a lender, and the other lenders and letter of credit issuers parties thereto (incorporated by reference to Exhibit 10.1 to ONEOK. Inc.’s Current
Report on Form 8-K filed on February 3, 2016 (File No. 1-13643)).

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

10.38
Increase and Joinder Agreement, dated as of March 10, 2015, among ONEOK Partners, L.P., Citibank, N.A., as administrative agent, and the other lenders parties thereto (incorporated by reference to Exhibit 10.1 to
ONEOK, Inc.’s Current Report on Form 8-K filed on March 10, 2015 (File No. 1-13643)).

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

10.44
Guaranty Agreement, dated as of January 31, 2014, by ONEOK Partners Intermediate Limited Partnership in
favor of the Citibank, N.A., as administrative agent, under the above-referenced Amended and Restated
Credit Agreement (incorporated by reference to Exhibit 10.2 to ONEOK Partners, L.P.’s Quarterly Report on
Form 10-Q for the period ended March 31, 2014, filed May 7, 2014 (File No. 1-12202)).

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

10.57	Form of 2016 Restricted Unit Award Agreement, effective February 17, 2016.

10.58	Form of 2016 Performance Unit Award Agreement, effective February 17, 2016.

10.59
Form of 2015 Restricted Unit Award Agreement, effective February 18, 2015 (incorporated by reference to Exhibit 10.59 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31,
2015, filed February 25, 2015 (File No. 1-13643)).

10.60
Form of 2015 Performance Unit Award Agreement, effective February 18, 2015 (incorporated by reference to Exhibit 10.60 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31,
2015, filed February 25, 2015 (File No. 1-13643)).

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

10.63
Common Unit Purchase Agreement dated August 11, 2015, between ONEOK Partners, L.P. and ONEOK
Inc. (incorporated by reference to Exhibit 1.1 to ONEOK, Inc.’s Current Report on Form 8-K filed on
August 17, 2015 (File No. 1-13643)).

10.64
Underwriting Agreement dated August 18, 2015, between ONEOK, Inc. and Citigroup Global Markets, Inc., as respective of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to ONEOK,
Inc.’s Current Report on Form 8-K filed on August 21, 2015 (File No. 1-13643)).

12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.

21	Required information concerning the registrant’s subsidiaries.

23	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

31.1	Certification of Terry K. Spencer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Derek S. Reiners pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Terry K. Spencer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Derek S. Reiners pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

99.1
Unaudited Pro Forma Condensed Consolidated Financial Statements (incorporated by reference to Exhibit 99.1 to ONEOK, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed February 25, 2015 (File No. 1-13643)).

99.2
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
Nationwide Mutual Insurance Company, Massachusetts Mutual Life Insurance Company, Kayne Anderson
MLP Fund, L.P., Kayne Anderson Midstream Institutional Fund, L.P., Kayne Anderson Real Assets Fund,
L.P., Kayne Institutional Energy Growth & Income Fund, L.P., Kayne Anderson Capital Income Partners
(QP), L.P., Kayne Anderson Income Partners, L.P., KANTI (QP), L.P., Kayne Anderson Non-Traditional
Investments, L.P., KARBO, L.P. and Kaiser Foundation Hospitals (incorporated by reference to Exhibit 99.1 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed on August 17, 2015 (File No. 1-12202)).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this Annual Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Balance Sheets at December 31, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; (vi) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Annual Report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2016		ONEOK, Inc.
Registrant

	By:	/s/ Derek S. Reiners
Derek S. Reiners
Senior Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 23rd day of February 2016.

/s/ John W. Gibson	/s/ Terry K. Spencer
John W. Gibson	Terry K. Spencer
Chairman of the Board	President, Chief Executive Officer and
Director

/s/ Derek S. Reiners	/s/ Sheppard F. Miers III
Derek S. Reiners	Sheppard F. Miers III
Senior Vice President,	Vice President and
Chief Financial Officer and Treasurer	Chief Accounting Officer

/s/ James C. Day	/s/ Brian L. Derksen
James C. Day	Brian L. Derksen
Director	Director

/s/ Julie H. Edwards	/s/ Randall J. Larson
Julie H. Edwards	Randall J. Larson
Director	Director

/s/ Steven J. Malcolm	/s/ Kevin S. McCarthy
Steven J. Malcolm	Kevin S. McCarthy
Director	Director

/s/ Jim W. Mogg	/s/ Pattye L. Moore
Jim W. Mogg	Pattye L. Moore
Director	Director

/s/ Gary D. Parker	/s/ Eduardo A. Rodriguez
Gary D. Parker	Eduardo A. Rodriguez
Director	Director