Form 10-Q
period 2016-03-31
ONEOK INC /NEW/
filed 2016-05-04
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016.
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
Yes __ No X

On April 25, 2016, the Company had 210,104,547 shares of common stock outstanding.

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

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2015
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
CFTC	U.S. Commodity Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
NGL(s)	Natural gas liquid(s)
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
ONEOK	ONEOK, Inc.
ONEOK Credit Agreement	ONEOK’s $300 million amended and restated revolving credit agreement effective as of January 31, 2014
ONEOK Partners	ONEOK Partners, L.P.
ONEOK Partners Credit Agreement	ONEOK Partners’ $2.4 billion amended and restated revolving credit agreement effective as of January 31, 2014, as amended
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and the sole general partner of ONEOK Partners
OPIS	Oil Price Information Service
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P., as amended
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
Roadrunner	Roadrunner Gas Transmission, LLC
S&P	Standard & Poor’s Rating Services
SCOOP	South Central Oklahoma Oil Province, an area in the Anadarko Basin in Oklahoma
SEC	Securities and Exchange Commission
STACK	Sooner Trend Anadarko Canadian Kingfisher, an area in the Anadarko Basin in Oklahoma
Term Loan Agreement	ONEOK Partners’ senior unsecured delayed-draw three-year $1.0 billion term loan agreement dated January 8, 2016

West Texas LPG	West Texas LPG Pipeline Limited Partnership and Mesquite Pipeline
WTI	West Texas Intermediate
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended
	March 31,
(Unaudited)	2016	2015
	(Thousands of dollars, except per share amounts)
Revenues
Commodity sales	$1,283,511	$1,435,716
Services	490,948	369,590
Total revenues	1,774,459	1,805,306
Cost of sales and fuel (exclusive of items shown separately below)	1,195,738	1,343,864
Operations and maintenance	155,145	154,331
Depreciation and amortization	94,478	85,955
General taxes	21,870	24,687
(Gain) loss on sale of assets	(4,206)	6
Operating income	311,434	196,463
Equity in net earnings from investments (Note K)	32,914	30,921
Allowance for equity funds used during construction	208	799
Other income	305	3,136
Other expense	(637)	(1,304)
Interest expense (net of capitalized interest of $2,887 and $7,230, respectively)	(118,247)	(96,750)
Income before income taxes	225,977	133,265
Income taxes	(50,066)	(37,428)
Income from continuing operations	175,911	95,837
Income (loss) from discontinued operations, net of tax (Note B)	(952)	(144)
Net income	174,959	95,693
Less: Net income attributable to noncontrolling interests	91,513	34,893
Net income attributable to ONEOK	$83,446	$60,800
Amounts attributable to ONEOK:
Income from continuing operations	$84,398	$60,944
Income (loss) from discontinued operations	(952)	(144)
Net income	$83,446	$60,800
Basic earnings per share:
Income from continuing operations (Note I)	$0.40	$0.29
Income (loss) from discontinued operations	—	—
Net income	$0.40	$0.29
Diluted earnings per share:
Income from continuing operations (Note I)	$0.40	$0.29
Income (loss) from discontinued operations	—	—
Net income	$0.40	$0.29
Average shares (thousands)
Basic	210,781	209,874
Diluted	211,071	210,467
Dividends declared per share of common stock	$0.615	$0.605
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Unaudited)	2016	2015
	(Thousands of dollars)
Net income	$174,959	$95,693
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives, net of tax of $3,039 and $1,679, respectively	(16,894)	(10,878)
Realized (gains) losses on derivatives in net income, net of tax of $1,276 and $1,225, respectively	(8,525)	(9,230)
Unrealized holding gains (losses) on available-for-sale securities, net of tax of $0 and $648, respectively	—	(955)
Change in pension and postretirement benefit plan liability, net of tax of $(1,035) and $(1,599), respectively	1,553	2,438
Other comprehensive income (loss) on investments in unconsolidated affiliates, net of tax of $884 and $0, respectively	(4,917)	—
Total other comprehensive income (loss), net of tax	(28,783)	(18,625)
Comprehensive income	146,176	77,068
Less: Comprehensive income attributable to noncontrolling interests	70,102	19,807
Comprehensive income attributable to ONEOK	$76,074	$57,261
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Unaudited)	2016	2015
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$137,219	$97,619
Accounts receivable, net	521,436	593,979
Materials and supplies	83,144	76,696
Natural gas and natural gas liquids in storage	156,075	128,084
Commodity imbalances	38,742	38,681
Other current assets	54,024	39,946
Assets of discontinued operations (Note B)	381	205
Total current assets	991,021	975,210
Property, plant and equipment
Property, plant and equipment	14,671,934	14,530,460
Accumulated depreciation and amortization	2,234,807	2,156,471
Net property, plant and equipment	12,437,127	12,373,989
Investments and other assets
Investments in unconsolidated affiliates	929,209	948,221
Goodwill and intangible assets	1,014,284	1,017,258
Other assets	112,614	112,598
Assets of discontinued operations (Note B)	16,894	18,835
Total investments and other assets	2,073,001	2,096,912
Total assets	$15,501,149	$15,446,111
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)
	March 31,	December 31,
(Unaudited)	2016	2015
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt	$460,650	$110,650
Short-term borrowings (Note E)	444,567	546,340
Accounts payable	522,317	615,982
Commodity imbalances	77,489	74,460
Accrued interest	104,630	129,043
Other current liabilities	126,549	132,556
Liabilities of discontinued operations (Note B)	28,258	29,235
Total current liabilities	1,764,460	1,638,266
Long-term debt, excluding current maturities (Note F)	8,320,451	8,323,582
Deferred credits and other liabilities
Deferred income taxes	1,484,745	1,436,715
Other deferred credits	273,070	264,248
Liabilities of discontinued operations (Note B)	12,916	16,964
Total deferred credits and other liabilities	1,770,731	1,717,927
Commitments and contingencies (Note M)
Equity (Note G)
ONEOK shareholders’ equity:
Common stock, $0.01 par value: authorized 600,000,000 shares; issued 245,811,180 shares and outstanding 210,098,753 shares at March 31, 2016; issued 245,811,180 shares and outstanding 209,731,028 shares at December 31, 2015	2,458	2,458
Paid-in capital	1,327,551	1,378,444
Accumulated other comprehensive loss (Note H)	(134,614)	(127,242)
Retained earnings	—	—
Treasury stock, at cost: 35,712,427 shares at March 31, 2016, and 36,080,152 shares at December 31, 2015	(908,507)	(917,862)
Total ONEOK shareholders’ equity	286,888	335,798
Noncontrolling interests in consolidated subsidiaries	3,358,619	3,430,538
Total equity	3,645,507	3,766,336
Total liabilities and equity	$15,501,149	$15,446,111
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,
(Unaudited)	2016	2015
	(Thousands of dollars)
Operating activities
Net income	$174,959	$95,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,478	85,955
Equity in net earnings from investments	(32,914)	(30,921)
Distributions received from unconsolidated affiliates	34,789	29,475
Deferred income taxes	53,725	36,712
Share-based compensation expense	8,232	5,643
Pension and postretirement benefit expense, net of contributions	3,039	4,310
Allowance for equity funds used during construction	(208)	(799)
(Gain) loss on sale of assets	(4,206)	6
Changes in assets and liabilities:
Accounts receivable	68,326	134,300
Natural gas and natural gas liquids in storage	(27,991)	(84,557)
Accounts payable	(64,088)	(125,898)
Commodity imbalances, net	2,968	15,057
Settlement of exit activities liabilities	(6,186)	(12,768)
Accrued interest	(24,413)	(1,118)
Risk-management assets and liabilities	(23,813)	(60,871)
Other assets and liabilities, net	(27,219)	(50,949)
Cash provided by operating activities	229,478	39,270
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(196,411)	(343,847)
Contributions to unconsolidated affiliates	(158)	—
Distributions received from unconsolidated affiliates in excess of cumulative earnings	11,764	9,954
Proceeds from sale of assets	14,858	118
Cash used in investing activities	(169,947)	(333,775)
Financing activities
Borrowing (repayment) of short-term borrowings, net	(101,773)	(229,821)
Issuance of long-term debt, net of discounts	1,000,000	798,896
Debt financing costs	(2,770)	(7,850)
Repayment of long-term debt	(652,148)	(1,948)
Issuance of common stock	3,964	3,796
Issuance of common units, net of issuance costs	—	53,388
Dividends paid	(129,235)	(126,053)
Distributions to noncontrolling interests	(137,980)	(129,457)
Cash provided by (used in) financing activities	(19,942)	360,951
Change in cash and cash equivalents	39,589	66,446
Change in cash and cash equivalents included in discontinued operations	11	153
Change in cash and cash equivalents from continuing operations	39,600	66,599
Cash and cash equivalents at beginning of period	97,619	172,812
Cash and cash equivalents at end of period	$137,219	$239,411
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	ONEOK Shareholders’ Equity
(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Loss
	(Shares)	(Thousands of dollars)
January 1, 2016	245,811,180	$2,458	$1,378,444	$(127,242)
Net income	—	—	—	—
Other comprehensive income (loss) (Note H)	—	—	—	(7,372)
Common stock issued	—	—	(3,679)	—
Common stock dividends - $0.615 per share (Note G)	—	—	(45,789)	—
Distributions to noncontrolling interests	—	—	—	—
Other	—	—	(1,425)	—
March 31, 2016	245,811,180	$2,458	$1,327,551	$(134,614)

	ONEOK Shareholders’ Equity
(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Loss
	(Shares)	(Thousands of dollars)
January 1, 2015	245,811,180	$2,458	$1,541,583	$(136,353)
Net income	—	—	—	—
Other comprehensive income (loss) (Note H)	—	—	—	(3,539)
Common stock issued	—	—	(7,351)	—
Common stock dividends - $0.605 per share (Note G)	—	—	—	—
Issuance of common units of ONEOK Partners (Note L)	—	—	7,261	—
Distributions to noncontrolling interests	—	—	—	—
Other	—	—	(4,327)	—
March 31, 2015	245,811,180	$2,458	$1,537,166	$(139,892)

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Continued)
	ONEOK Shareholders’ Equity
(Unaudited)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2016	$—	$(917,862)	$3,430,538	$3,766,336
Net income	83,446	—	91,513	174,959
Other comprehensive income (loss) (Note H)	—	—	(21,411)	(28,783)
Common stock issued	—	9,355	—	5,676
Common stock dividends - $0.615 per share (Note G)	(83,446)	—	—	(129,235)
Distributions to noncontrolling interests	—	—	(137,980)	(137,980)
Other	—	—	(4,041)	(5,466)
March 31, 2016	$—	$(908,507)	$3,358,619	$3,645,507

	ONEOK Shareholders’ Equity
(Unaudited)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2015	$138,128	$(953,701)	$3,413,768	$4,005,883
Net income	60,800	—	34,893	95,693
Other comprehensive income (loss) (Note H)	—	—	(15,086)	(18,625)
Common stock issued	—	11,151	—	3,800
Common stock dividends - $0.605 per share (Note G)	(126,053)	—	—	(126,053)
Issuance of common units of ONEOK Partners (Note L)	—	—	59,012	66,273
Distributions to noncontrolling interests	—	—	(129,457)	(129,457)
Other	101	—	—	(4,226)
March 31, 2015	$72,976	$(942,550)	$3,363,130	$3,893,288

See accompanying Notes to Consolidated Financial Statements.

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2015 year-end consolidated balance sheet data was derived from our audited financial statements but does not include all disclosures required by GAAP. Certain reclassifications have been made in the prior-year financial statements to conform to the current-year presentation. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements in our Annual Report.

Unless indicated otherwise, the information in the Notes to the Consolidated Financial Statements relates to our continuing operations.

Our significant accounting policies are consistent with those disclosed in Note A of the Notes to Consolidated Financial Statements in our Annual Report, except as described below.

Consolidation - Our consolidated financial statements include our accounts and the accounts of our subsidiaries over which we have control or are the primary beneficiary. Management’s judgment is required when:

•	determining whether an entity is a variable interest entity (VIE);

•	determining whether we are the primary beneficiary of a VIE; and

•	identifying events that require reconsideration of whether an entity is a VIE.

As a result of adopting ASU 2015-02 described below, we have concluded that ONEOK Partners is a VIE and that we are the primary beneficiary. Therefore, we continue to consolidate ONEOK Partners. See Note L for additional information.

We record noncontrolling interests in consolidated subsidiaries on our Consolidated Balance Sheets to recognize the portion of ONEOK Partners that we do not own. We reflect our ownership interest in ONEOK Partners’ accumulated other comprehensive income (loss) in our consolidated accumulated other comprehensive income (loss). The remaining portion is reflected as an adjustment to noncontrolling interests in consolidated subsidiaries.

Recently Issued Accounting Standards Update - In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments,” which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendment also requires the acquirer to record the income statement effects of changes to provisional amounts in the financial statements in the period in which the adjustments occurred. This guidance was effective for public companies for fiscal years beginning after December 15, 2015. We adopted this guidance in the first quarter 2016, and there was no impact, but it could impact us in the future if we complete any acquisitions with subsequent measurement period adjustments.

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendment also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. This guidance was effective for public companies for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We adopted this guidance in the first quarter 2016. The impact of adopting this guidance was not material.

In April 2015, the FASB issued ASU 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which clarifies whether a cloud computing arrangement includes a software license. If it does, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses; if not, the customer should account for the arrangement as a service contract. This guidance was effective for public companies for fiscal years beginning after December 15, 2015. We adopted this guidance in the first quarter 2016. The impact of adopting this guidance was not material.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which eliminates the presumption that a general partner should consolidate a limited partnership. It also modifies the evaluation of whether limited partnerships are variable interest entities or voting interest entities and adds requirements that limited partnerships must meet to qualify as voting interest entities. This guidance was effective for public companies for fiscal years beginning after December 15, 2015. We adopted this guidance in the first quarter 2016. As a result of adopting this guidance, we no longer consolidate ONEOK Partners under the presumption that a general partner should consolidate a limited partnership. We concluded, however, that ONEOK Partners is a VIE and ONEOK is the primary beneficiary, and we therefore consolidate ONEOK Partners under the variable interest model of consolidation. There was no financial statement impact due to the change in consolidation methodology. See Note L for additional information.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which provides simplified accounting for share-based payment transactions in relation to income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We expect to adopt this guidance in the first quarter 2017, and we are evaluating the impact on us.

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments,” which clarifies the requirements for assessing whether a contingent call (put) option that can accelerate the payment of principal on a debt instrument is clearly and closely related to its debt host. Under the amendments in the update, assessments must be performed in accordance with the four-step decision sequence to conclude which call (put) options should be bifurcated and accounted for separately as derivatives. This guidance is effective for public companies for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. We expect to adopt this guidance in the first quarter 2017, and we are evaluating the impact on us.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships,” which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This guidance is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We expect to adopt this guidance in the first quarter 2017, and we are evaluating the impact on us.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. It also requires qualitative disclosures along with specific quantitative disclosures by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We expect to adopt this guidance in the first quarter 2019, and we are evaluating the impact on us.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires all equity investments other than those accounted for using the equity method of accounting or those that result in consolidation of the investee to be measured at fair value with changes in fair value recognized in net income, eliminates the available-for-sale classification for equity securities with readily determinable fair values and eliminates the cost method for equity investments without readily determinable fair values. Additionally, this guidance eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments carried at amortized cost and requires the use of the exit price when measuring the fair value of such instruments for disclosure purposes. This guidance will be effective for public companies in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is only permitted for certain portions of the ASU. We expect to adopt this guidance in the first quarter 2018, and we are evaluating the impact on us.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The standard applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We expect to adopt this guidance beginning in the fourth quarter 2016, and we do not expect it to materially impact us.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines the principles an entity must apply to measure and recognize revenue for entities that enter into contracts to provide goods or services to their customers. The core principle is that an entity should recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to a customer. The amendment also requires more extensive disaggregated revenue disclosures in interim and annual financial statements. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” that deferred the effective date of ASU 2014-09 by one year. This update is now effective for interim and annual periods that begin after December 15, 2017, with either retrospective application for all periods presented or retrospective application with a cumulative effect adjustment. The FASB has issued additional ASUs, which provide further guidance and clarification on implementation issues. We expect to adopt this guidance beginning in the first quarter 2018, and we are evaluating the impact on us.

B.	DISCONTINUED OPERATIONS

In 2014 we completed the wind down of our former energy services business. We executed agreements to release a significant portion of our nonaffiliated natural gas transportation and storage contracts to third parties that resulted in noncash charges.

The following table summarizes the change in our liability related to released capacity contracts for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(Millions of dollars)
Beginning balance	$36.3	$73.8
Settlements	(6.2)	(12.8)
Accretion	0.2	0.3
Ending balance	$30.3	$61.3

We expect future cash payments associated with released transportation and storage capacity contracts from the wind down of our former energy services business to total approximately $31 million, which consists of approximately $13 million to be paid in the remainder of 2016, $10 million in 2017, $4 million in 2018 and $4 million over the period 2019 through 2023.

Results of Operations of Discontinued Operations - The results of operations for our former energy services business have been reported as discontinued operations for all periods presented. Income (loss) from discontinued operations, net of tax, in the Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, includes accretion expense, net of tax benefit, on the released contracts for our former energy services business.

Statement of Financial Position of Discontinued Operations - At March 31, 2016, and December 31, 2015, assets and liabilities of discontinued operations in our Consolidated Balance Sheets relate primarily to deferred tax assets and capacity release obligations associated with our former energy services business.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	March 31, 2016
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$55,062	$—	$6,806	$61,868	$(34,261)	$27,607
Physical contracts	—	—	1,592	1,592	—	1,592
Total derivative assets	$55,062	$—	$8,398	$63,460	$(34,261)	$29,199
Derivative liabilities
Commodity contracts
Financial contracts	$(6,451)	$—	$(6,424)	$(12,875)	$12,855	$(20)
Physical contracts	—	—	(1,940)	(1,940)	—	(1,940)
Interest-rate contracts	—	(41,547)	—	(41,547)	—	(41,547)
Total derivative liabilities	$(6,451)	$(41,547)	$(8,364)	$(56,362)	$12,855	$(43,507)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and ONEOK Partners. At March 31, 2016, ONEOK Partners held $21.4 million of cash from various counterparties and had no cash collateral posted.
(b) - Included in other current assets, other current liabilities or deferred credits and other liabilities in our Consolidated Balance Sheets.

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
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and ONEOK Partners. At December 31, 2015, ONEOK Partners held $34.4 million of cash from various counterparties and had no cash collateral posted.
(b) - Included in other current assets or other current liabilities in our Consolidated Balance Sheets.

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended
	March 31,
Derivative Assets (Liabilities)	2016	2015
	(Thousands of dollars)
Net assets at beginning of period	$7,331	$9,285
Total realized/unrealized gains (losses):
Included in earnings (a)	(745)	269
Included in other comprehensive income (loss)	(6,552)	(2,514)
Net assets at end of period	$34	$7,040
(a) - Included in commodity sales revenues in our Consolidated Statements of Income.

Realized/unrealized gains (losses) include the realization of ONEOK Partners’ derivative contracts through maturity. During the three months ended March 31, 2016 and 2015, gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the end of each reporting period were not material.

We recognize transfers into and out of the levels in the fair value hierarchy as of the end of each reporting period. During the three months ended March 31, 2016 and 2015, there were no transfers between levels.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $8.3 billion and $7.4 billion at March 31, 2016, and December 31, 2015, respectively. The book value of our consolidated long-term debt, including current maturities, was $8.8 billion and $8.4 billion at March 31, 2016, and December 31, 2015, respectively. The estimated fair value of the aggregate of ONEOK’s and ONEOK Partners’ senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

D.	RISK-MANAGEMENT AND HEDGING ACTIVITIES USING DERIVATIVES

Risk-Management Activities - ONEOK Partners is sensitive to changes in natural gas, crude oil and NGL prices, principally as a result of contractual terms under which these commodities are processed, purchased and sold. ONEOK Partners uses physical-forward purchases and sales and financial derivatives to secure a certain price for a portion of its natural gas, condensate and NGL products; to reduce its exposure to commodity price and interest-rate fluctuations; and to achieve more predictable cash flows. We and ONEOK Partners follow established policies and procedures to assess risk and approve, monitor and report risk-management activities. ONEOK Partners has not used these instruments for trading purposes. We and ONEOK Partners are also subject to the risk of interest-rate fluctuation in the normal course of business.

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

•
Swaps - Exchange of one or more payments based on the value of one or more commodities. These instruments transfer the financial risk associated with a future change in value between the counterparties of the transaction, without also conveying ownership interest in the asset or liability; and

•
Options - Contractual agreements that give the holder the right, but not the obligation, to buy or sell a fixed quantity of a commodity at a fixed price within a specified period of time. Options may either be standardized and exchange traded or customized and nonexchange traded.

ONEOK Partners may also use other instruments including collars to mitigate commodity price risk. A collar is a combination of a purchased put option and a sold call option, which places a floor and a ceiling price for commodity sales being hedged.

The Natural Gas Gathering and Processing segment is exposed to commodity price risk as a result of receiving commodities as a portion of its compensation for services associated with its POP with fee contracts. Under certain POP with fee contracts, ONEOK Partners’ fee revenues may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. ONEOK Partners also is exposed to basis risk between the various production and market locations where it receives and sells commodities. As part of ONEOK Partners’ hedging strategy, it uses the previously described commodity derivative financial instruments and physical-forward contracts to reduce the impact of price fluctuations related to natural gas, NGLs and condensate.

The Natural Gas Liquids segment is exposed to location price differential risk, primarily as a result of the relative value of NGL purchases at one location and sales at another location. ONEOK Partners also is exposed to commodity price risk resulting from the relative values of the various NGL products to each other, NGLs in storage and the relative value of NGLs to natural gas. ONEOK Partners utilizes physical-forward contracts and commodity derivative financial instruments to reduce the impact of price fluctuations related to NGLs.

The Natural Gas Pipelines segment is exposed to commodity price risk because its intrastate and interstate natural gas pipelines retain natural gas from its customers for operations or as part of its fee for services provided. When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by its customers, ONEOK Partners’ pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose it to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in the Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, ONEOK Partners uses physical-forward sales or purchases to reduce the impact of price fluctuations related to natural gas. At March 31, 2016, and December 31, 2015, there were no financial derivative instruments with respect to ONEOK Partners’ natural gas pipeline operations.

Interest-rate risk - We and ONEOK Partners manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. As of March 31, 2016, ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $1.0 billion to hedge the variability of ONEOK Partners’ LIBOR-based interest payments. In addition, ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $400 million at March 31, 2016, and December 31, 2015, to hedge the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. All of ONEOK Partners’ interest-rate swaps are designated as cash flow hedges.

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

Fair Values of Derivative Instruments - The following table sets forth the fair values of derivative instruments for the periods indicated:

	March 31, 2016		December 31, 2015
	Assets (a)	(Liabilities) (a)	Assets (b)	(Liabilities) (b)
	(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	$53,723	$(4,577)	$39,255	$(1,440)
Physical contracts	1,592	(1,940)	3,591	—
Interest-rate contracts	—	(41,547)	—	(9,936)
Total derivatives designated as hedging instruments	55,315	(48,064)	42,846	(11,376)
Derivatives not designated as hedging instruments
Commodity contracts
Financial contracts	8,145	(8,298)	6,919	(6,586)
Total derivatives not designated as hedging instruments	8,145	(8,298)	6,919	(6,586)
Total derivatives	$63,460	$(56,362)	$49,765	$(17,962)
(a) - Included on a net basis in other current assets, other current liabilities or deferred credits and other liabilities in our Consolidated Balance Sheets.
(b) - Included on a net basis in other current assets or other current liabilities in our Consolidated Balance Sheets.

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		March 31, 2016		December 31, 2015
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures and swaps	—	(39.9)	—	(27.1)
- Natural gas (Bcf)	Put options	57.1	—	—	—
- Crude oil and NGLs (MMBbl)	Futures, forwards and swaps	—	(4.2)	—	(2.3)
- Propane (MMBbl)	Put options	1.8	—	—	—
Basis
- Natural gas (Bcf)	Futures and swaps	—	(39.9)	—	(27.1)
Interest-rate contracts (Millions of dollars)	Forward-starting swaps	$1,400.0	$—	$400.0	$—
Derivatives not designated as hedging instruments:
Fixed price
- NGLs (MMBbl)	Futures, forwards and swaps	2.1	(2.0)	0.6	(0.6)

These notional amounts are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and, consequently, do not reflect ONEOK Partners’ actual exposure to market or credit risk.

Cash Flow Hedges - At March 31, 2016, our Consolidated Balance Sheet reflected a net loss of $134.6 million in accumulated other comprehensive loss. The portion of accumulated other comprehensive loss attributable to ONEOK Partners’ commodity derivative financial instruments is an unrealized gain of $10.0 million, net of tax, which will be realized within the next 21 months as the forecasted transactions affect earnings. If commodity prices remain at current levels, we will realize approximately $10.0 million in net gains over the next 12 months and an immaterial amount of net gains thereafter. The amount deferred in accumulated other comprehensive loss attributable to our and ONEOK Partners’ settled interest-rate swaps is a loss of $48.5 million, net of tax, which will be recognized over the life of the long-term, fixed-rate debt, including losses of $6.2 million, net of tax, that will be reclassified into earnings during the next 12 months as the hedged items affect earnings. The remaining amounts in accumulated other comprehensive loss are attributable primarily to ONEOK Partners’ forward-starting interest-rate swaps with future settlement dates, which will be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of ONEOK Partners’ debt.

The following table sets forth the unrealized effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Three Months Ended
	March 31,
	2016	2015
	(Thousands of dollars)
Commodity contracts	$11,678	$10,019
Interest-rate contracts	(31,611)	(22,576)
Total unrealized gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion)	$(19,933)	$(12,557)

The following table sets forth the effect of cash flow hedges in our Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Three Months Ended
		March 31,
		2016	2015
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues	$14,499	$14,172
Interest-rate contracts	Interest expense	(4,698)	(3,717)
Total gain (loss) reclassified from accumulated other comprehensive loss into net income on derivatives (effective portion)		$9,801	$10,455

Ineffectiveness related to ONEOK Partners’ cash flow hedges was not material for the three months ended March 31, 2016 and 2015. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings. For the three months ended March 31, 2016 and 2015, there were no gains or losses due to the discontinuance of cash flow hedge treatment.

Credit Risk - We and ONEOK Partners monitor the creditworthiness of our counterparties and compliance with policies and limits established by our Risk Oversight and Strategy Committee. We and ONEOK Partners maintain credit policies with regard to our counterparties that we believe minimize overall credit risk. These policies include an evaluation of potential counterparties’ financial condition (including credit ratings, bond yields and credit default swap rates), collateral requirements under certain circumstances and the use of standardized master-netting agreements that allow us to net the positive and negative exposures associated with a single counterparty. ONEOK Partners has counterparties whose credit is not rated, and for those customers, it uses internally developed credit ratings.

From time to time, ONEOK Partners’ may enter into financial derivative instruments that contain provisions that require it to maintain an investment-grade credit rating from S&P and/or Moody’s. If ONEOK Partners’ credit ratings on its senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk at March 31, 2016.

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

At March 31, 2016, the net credit exposure from ONEOK Partners’ derivative assets is primarily with investment-grade companies in the financial services sector.

E.	SHORT-TERM BORROWINGS

ONEOK Credit Agreement - In January 2016, we extended the term of the ONEOK Credit Agreement by one year to January 2020. The ONEOK Credit Agreement is a $300 million revolving credit facility and contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to Consolidated EBITDA (EBITDA, as defined in our ONEOK Credit Agreement) of no more than 4.0 to 1. Upon breach of certain covenants by us in the ONEOK Credit Agreement, amounts outstanding under the ONEOK Credit Agreement, if any, may become due and payable immediately. At March 31, 2016, ONEOK’s ratio of indebtedness to Consolidated EBITDA was 2.2 to 1, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement.

The ONEOK Credit Agreement includes a $50 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swingline loans. Under the terms of the ONEOK Credit Agreement, ONEOK may request an increase in the size of the facility to an aggregate of $500 million from $300 million by either commitments from new lenders or increased commitments from existing lenders. The ONEOK Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit rating. Based on our current credit rating, borrowings, if any, will accrue interest at LIBOR plus 145 basis points, and the annual facility fee is 30 basis points.

At March 31, 2016, ONEOK had $1.1 million in letters of credit issued and no borrowings under the ONEOK Credit Agreement.

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

ONEOK Partners had $14 million of letters of credit issued, no borrowings outstanding and approximately $1.9 billion capacity available at March 31, 2016, under the ONEOK Partners Credit Agreement.
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
The ONEOK Partners Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1. If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters. If ONEOK Partners were to breach certain covenants in the ONEOK Partners Credit Agreement, amounts outstanding under the ONEOK Partners Credit Agreement, if any, may become due and payable immediately. At March 31, 2016, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 4.2 to 1, and it was in compliance with all covenants under the ONEOK Partners Credit Agreement.
Neither ONEOK nor ONEOK Partners guarantees the debt or other similar commitments of unaffiliated parties. ONEOK does not guarantee the debt, commercial paper or other similar commitments of ONEOK Partners, and ONEOK Partners does not guarantee the debt or other similar commitments of ONEOK.

ONEOK Partners Commercial Paper Program - At March 31, 2016, ONEOK Partners had $445 million of commercial paper outstanding under its $2.4 billion commercial paper program with weighted-average interest rates of 1.36 percent. Amounts outstanding under ONEOK Partners’ commercial paper program reduce the borrowing capacity under the ONEOK Partners Credit Agreement.

F.	LONG-TERM DEBT

The following table sets forth our long-term debt for the periods indicated:

	March 31,	December 31,
	2016	2015
	(Thousands of dollars)
ONEOK
$700,000 at 4.25% due 2022	$547,397	$547,397
$500,000 at 7.5% due 2023	500,000	500,000
$100,000 at 6.5% due 2028	87,281	87,516
$100,000 at 6.875% due 2028	100,000	100,000
$400,000 at 6.0% due 2035	400,000	400,000
Total ONEOK senior notes payable	1,634,678	1,634,913
ONEOK Partners
$650,000 at 3.25% due 2016	—	650,000
$450,000 at 6.15% due 2016	450,000	450,000
$400,000 at 2.0% due 2017	400,000	400,000
$425,000 at 3.2% due 2018	425,000	425,000
$1,000,000 term loan, variable rate, due 2019	1,000,000	—
$500,000 at 8.625% due 2019	500,000	500,000
$300,000 at 3.8% due 2020	300,000	300,000
$900,000 at 3.375% due 2022	900,000	900,000
$425,000 at 5.0% due 2023	425,000	425,000
$500,000 at 4.9% due 2025	500,000	500,000
$600,000 at 6.65% due 2036	600,000	600,000
$600,000 at 6.85% due 2037	600,000	600,000
$650,000 at 6.125% due 2041	650,000	650,000
$400,000 at 6.2% due 2043	400,000	400,000
Guardian Pipeline
Average 7.85% due 2022	49,995	51,907
Total ONEOK Partners long-term debt	7,199,995	6,851,907
Total long-term debt	8,834,673	8,486,820
Unamortized portion of terminated swaps	21,474	21,904
Unamortized debt issuance costs and discounts	(75,046)	(74,492)
Current maturities	(460,650)	(110,650)
Long-term debt, excluding current maturities	$8,320,451	$8,323,582

ONEOK Debt Issuance - In August 2015, we completed an underwritten public offering of $500 million, 7.5 percent senior notes due 2023. The net proceeds, after deducting underwriting discounts, commissions and other expenses, were approximately $487.1 million. We used the proceeds together with cash on hand to purchase $650 million of additional common units from ONEOK Partners.

ONEOK Partners Debt Issuances and Maturities - In January 2016, ONEOK Partners entered into the $1.0 billion senior unsecured delayed-draw Term Loan Agreement with a syndicate of banks. The Term Loan Agreement matures in January 2019 and bears interest at LIBOR plus a margin that is based on the credit ratings assigned to the Company’s senior, unsecured, long-term indebtedness. Based on ONEOK Partners’ current applicable credit rating, borrowings on the Term Loan Agreement accrue at LIBOR plus 130 basis points. At March 31, 2016, the interest rate was 1.74 percent. The Term Loan Agreement contains an option, which may be exercised up to two times, to extend the term of the loan, in each case, for an additional one-year term, subject to approval of the banks. The Term Loan Agreement allows prepayment of all or any portion outstanding without penalty or premium and contains substantially the same covenants as the ONEOK Partners Credit Agreement. During the first quarter 2016, ONEOK Partners drew the full $1.0 billion available under the agreement and used the proceeds to repay its $650 million, 3.25 percent senior notes, to repay amounts outstanding under its commercial paper program and for general partnership purposes. At March 31, 2016, ONEOK Partners’ $450 million, 6.15 percent senior notes due October 1, 2016, are reflected in current maturities of long-term debt in our Consolidated Balance Sheet.

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

G.	EQUITY

Dividends - Dividends paid on our common stock to shareholders of record at the close of business on February 1, 2016, were $0.615 per share. A dividend of $0.615 per share was declared for shareholders of record at the close of business on May 2, 2016, payable May 13, 2016.

See Note L for a discussion of ONEOK Partners’ issuance of common units and distributions to noncontrolling interests.

H.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the period indicated:

	Unrealized Gains (Losses) on Risk- Management Assets/Liabilities (a)	Pension and Postretirement Benefit Plan Obligations (a) (b)	Unrealized Gains (Losses) on Risk- Management Assets/Liabilities of Unconsolidated Affiliates (a)	Accumulated Other Comprehensive Loss (a)
	(Thousands of dollars)
January 1, 2016	$(42,199)	$(84,543)	$(500)	$(127,242)
Other comprehensive income (loss) before reclassifications	(5,173)	3	(1,507)	(6,677)
Amounts reclassified from accumulated other comprehensive loss	(2,245)	1,550	—	(695)
Net current period other comprehensive income (loss) attributable to ONEOK	(7,418)	1,553	(1,507)	(7,372)
March 31, 2016	$(49,617)	$(82,990)	$(2,007)	$(134,614)
(a) All amounts are presented net of tax.
(b) Includes amounts related to supplemental executive retirement plan.

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss in our Consolidated Statements of Income for the periods indicated:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended		Affected Line Item in the Consolidated Statements of Income
	March 31,
	2016	2015
	(Thousands of dollars)
Unrealized gains (losses) on risk-management assets/liabilities
Commodity contracts	$14,499	$14,172	Commodity sales revenues
Interest-rate contracts	(4,698)	(3,717)	Interest expense
	9,801	10,455	Income before income taxes
	(1,276)	(1,225)	Income tax expense
	8,525	9,230	Net income
Noncontrolling interests	6,280	7,072	Less: Net income attributable to noncontrolling interests
	$2,245	$2,158	Net income attributable to ONEOK

Pension and postretirement benefit plan obligations (a)
Amortization of net loss	$(2,998)	$(4,423)
Amortization of unrecognized prior service cost	415	392
	(2,583)	(4,031)	Income before income taxes
	1,033	1,612	Income tax expense
	$(1,550)	$(2,419)	Net income attributable to ONEOK

Total reclassifications for the period attributable to ONEOK	$695	$(261)	Net income attributable to ONEOK
(a) These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note J for additional detail of our net periodic benefit cost.

I.	EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended March 31, 2016
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$84,398	210,781	$0.40
Diluted EPS from continuing operations
Effect of dilutive securities	—	290
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$84,398	211,071	$0.40

	Three Months Ended March 31, 2015
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$60,944	209,874	$0.29
Diluted EPS from continuing operations
Effect of dilutive securities	—	593
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$60,944	210,467	$0.29

J.	EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and postretirement benefit plans for our continuing operations for the periods indicated:

	Pension Benefits
	Three Months Ended
	March 31,
	2016	2015
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$1,622	$1,887
Interest cost	4,947	4,546
Expected return on assets	(5,077)	(5,213)
Amortization of unrecognized prior service cost	—	23
Amortization of net loss	2,737	3,987
Net periodic benefit cost	$4,229	$5,230

	Postretirement Benefits
	Three Months Ended
	March 31,
	2016	2015
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$149	$186
Interest cost	601	586
Expected return on assets	(531)	(564)
Amortization of unrecognized prior service cost	(415)	(415)
Amortization of net loss	261	436
Net periodic benefit cost	$65	$229

K.	UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments - The following table sets forth ONEOK Partners’ equity in net earnings from investments for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(Thousands of dollars)
Northern Border Pipeline	$18,674	$19,702
Overland Pass Pipeline Company	13,304	6,887
Other	936	4,332
Equity in net earnings from investments	$32,914	$30,921

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of ONEOK Partners’ unconsolidated affiliates for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(Thousands of dollars)
Income Statement
Operating revenues	$136,572	$129,581
Operating expenses	$58,699	$57,579
Net income	$72,037	$66,359

Distributions paid to ONEOK Partners	$46,553	$39,429

ONEOK Partners incurred expenses in transactions with unconsolidated affiliates of $33.6 million and $19.9 million for the three months ended March 31, 2016 and 2015, respectively, primarily related to Overland Pass Pipeline Company and Northern Border Pipeline. Accounts payable to ONEOK Partners’ equity-method investees at March 31, 2016, and December 31, 2015, were $11.8 million and $8.0 million, respectively.

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

Overland Pass Pipeline Company - The Overland Pass Pipeline Company limited liability company agreement provides that distributions to Overland Pass Pipeline Company’s members are to be made on a pro rata basis according to each member’s percentage interest. The Overland Pass Pipeline Company Management Committee determines the amount and timing of such distributions. Any changes to, or suspension of, the cash distributions from Overland Pass Pipeline Company requires the unanimous approval of the Overland Pass Pipeline Management Committee. Cash distributions are equal to 100 percent of available cash as defined in the limited liability company agreement.

Roadrunner Gas Transmission - In March 2015, ONEOK Partners entered into a 50-50 joint venture with a subsidiary of Fermaca Infrastructure B.V. (Fermaca), a Mexico City-based natural gas infrastructure company, to construct a pipeline to transport natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas. During the three months ended March 31, 2016, ONEOK Partners made no contributions to Roadrunner, and expects to contribute approximately $50 million to Roadrunner during the remainder of 2016.

The Roadrunner limited liability company agreement provides that distributions to members are made on a pro rata basis according to each member’s ownership interest. The Roadrunner Management Committee determines the amount and timing of such distributions. Any changes to, or suspension of, the cash distributions from Roadrunner requires approval of the Roadrunner Management Committee. Voting rights for the Roadrunner Management Committee are allocated on a pro rata basis according to each member’s ownership interest. Cash distributions are equal to 100 percent of available cash, as defined in the limited liability company agreement.

L.	ONEOK PARTNERS

Ownership Interest in ONEOK Partners - Our ownership interest in ONEOK Partners is shown in the table below at March 31, 2016:

General partner interest	2.0%
Limited partner interest (a)	39.2%
Total ownership interest	41.2%
(a) - Represents 41.3 million common units and approximately 73.0 million Class B units, which are convertible, at our option, into common units.

Consolidation - We determined ONEOK Partners is a VIE due to the limited partners’ lack of substantive voting rights under the Partnership Agreement. Substantive voting rights under a master limited partnership are either kick-out rights or participating rights, as defined by FASB Accounting Standards Codification 810-10, that can be exercised with a simple majority of the vote of the limited partners. Prior to the adoption of ASU 2015-02, ONEOK Partners was not considered a VIE and was consolidated by us under the presumption that a general partner consolidates its limited partnership. See Note A for more information on ASU 2015-02.

We have determined that we are the primary beneficiary of ONEOK Partners as we have the power, through our general partner interest, to direct the operations of ONEOK Partners that impact its economic performance and the right to receive the benefits of ONEOK Partners through our general partner and limited partner interests. These interests are significant due to our 41.2 percent ownership interest in ONEOK Partners, the largest ownership interest by an individual entity, and our incentive distribution rights.

As we are the primary beneficiary of ONEOK Partners, we consolidate ONEOK Partners in our consolidated financial statements; however, we are restricted from the assets and cash flows of ONEOK Partners except for the distributions we receive from ONEOK Partners. Distributions are declared quarterly by the board of ONEOK Partners’ general partner based on the terms of the Partnership Agreement. See Note N for more information on ONEOK Partners’ results.

The following table shows the carrying amount and classification of ONEOK Partners’ assets and liabilities in our Consolidated Balance Sheets:

	March 31,	December 31,
	2016	2015
	(Thousands of dollars)
Assets
Total current assets	$856,462	$883,164
Net property, plant and equipment	12,322,486	12,256,791
Total investments and other assets	1,765,774	1,787,631
Total assets	$14,944,722	$14,927,586
Liabilities
Total current liabilities	$1,709,288	$1,580,300
Long-term debt, excluding current maturities	6,692,238	6,695,312
Total deferred credits and other liabilities	165,522	154,631
Total liabilities	$8,567,048	$8,430,243

ONEOK receives distributions from ONEOK Partners through its general partner and limited partner interests, but otherwise the assets of ONEOK Partners cannot be used to settle obligations of ONEOK. ONEOK does not guarantee the debt, commercial paper or other similar commitments of ONEOK Partners and the obligations of ONEOK Partners may only be settled using the assets of ONEOK Partners. ONEOK Partners does not guarantee the debt or other similar commitments of ONEOK.

Equity Issuances - In August 2015, ONEOK Partners completed the sale to us in a private placement of 21.5 million common units at a price of $30.17 per unit. Additionally, ONEOK Partners completed a concurrent sale of approximately 3.3 million common units at a price of $30.17 per unit to funds managed by Kayne Anderson Capital Advisors in a registered direct offering, which were issued through ONEOK Partners’ existing “at-the-market” equity program. The combined offerings generated net cash proceeds of approximately $749 million. In conjunction with these issuances, ONEOK Partners GP contributed approximately $15.3 million in order to maintain our 2 percent general partner interest in ONEOK Partners. ONEOK Partners used the proceeds for general partnership purposes, including capital expenditures and repayment of commercial paper borrowings.

ONEOK Partners has an “at-the-market” equity program for the offer and sale from time to time of its common units, up to an aggregate amount of $650 million. The program allows ONEOK Partners to offer and sell its common units at prices it deems appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between ONEOK Partners and the sales agent. ONEOK Partners is under no obligation to offer and sell common units under the program. At March 31, 2016, ONEOK Partners had approximately $138 million of registered common units available for issuance through its “at-the-market” equity program.

During the three months ended March 31, 2016, no common units were sold through ONEOK Partners’ “at-the-market” equity program.

During the three months ended March 31, 2015, ONEOK Partners sold 1.7 million common units through its “at-the-market” equity program. The net proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $71.6 million, which were used for general partnership purposes.

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

In April 2016, a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) was declared for the first quarter 2016 and will be paid on May 13, 2016, to unitholders of record at the close of business on May 2, 2016.

The following table shows ONEOK Partners’ distributions paid in the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(Thousands, except per unit amounts)
Distribution per unit	$0.79	$0.79

General partner distributions	$6,660	$5,914
Incentive distributions	100,538	89,279
Distributions to general partner	107,198	95,193
Limited partner distributions to ONEOK	90,323	73,302
Limited partner distributions to noncontrolling interest	135,480	127,211
Total distributions paid	$333,001	$295,706

The following table shows ONEOK Partners’ distributions declared for the periods indicated and paid within 45 days of the end of the period:

	Three Months Ended
	March 31,
	2016	2015
	(Thousands, except per unit amounts)
Distribution per unit	$0.79	$0.79

General partner distributions	$6,660	$5,955
Incentive distributions	100,538	89,889
Distributions to general partner	107,198	95,844
Limited partner distributions to ONEOK	90,323	73,302
Limited partner distributions to noncontrolling interest	135,480	128,583
Total distributions declared	$333,001	$297,729

Affiliate Transactions - We provide a variety of services to our affiliates, including cash management and financial services, employee benefits, legal and administrative services by our employees and management, insurance and office space leased in our headquarters building and other field locations. Where costs are incurred specifically on behalf of an affiliate, the costs are billed directly to the affiliate by us. In other situations, the costs may be allocated to the affiliates through a variety of methods, depending upon the nature of the expenses and the activities of the affiliates. For the three months ended March 31, 2016 and 2015, $87.7 million and $89.5 million, respectively, of ONEOK Partners’ operating expenses were incurred with us.

M.	COMMITMENTS AND CONTINGENCIES

Environmental Matters and Pipeline Safety - The operation of pipelines, plants and other facilities for the gathering, processing, transportation and storage of natural gas, NGLs, condensate and other products is subject to numerous and complex laws and regulations pertaining to health, safety and the environment. As an owner and/or operator of these facilities, ONEOK Partners must comply with United States laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants and other facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on our or ONEOK Partners’ results of operations, financial condition or cash flows.

Legal Proceedings - Gas Index Pricing Litigation - In March 2016, we reached an agreement in principle to settle the claims alleged against us and our affiliates, ONEOK Energy Services Company, L.P. and Kansas Gas Marketing Company, in the following putative class action lawsuits, previously reported in our Annual Report, that claimed damages resulting from alleged market manipulation or false reporting of prices to gas index publications by us and others: Learjet, Arandell, Heartland Regional Medical Center, and NewPage. We anticipate a motion for preliminary approval of the proposed settlement will be filed in May 2016. The amount we expect to pay to settle these cases is not material to our results of operations, financial position or cash flows and is expected to be paid with cash on hand.

This agreement in principle to settle does not apply to the Sinclair or Reorganized FLI cases, previously reported in our Annual Report. We expect that future charges, if any, from the ultimate resolution of these matters will not be material to our results of operations, financial position or cash flows.

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

Accounting Policies - The accounting policies of the segments are described in Note A of the Notes to Consolidated Financial Statements in our Annual Report. Beginning in 2016, we present financial results using adjusted EBITDA by segment, a non-GAAP financial measure. We believe this non-GAAP financial measure is useful to investors because it is used by many companies in our industry as a measurement of financial performance and is commonly employed by financial analysts and others to evaluate our financial performance and to compare our financial performance with the performance of other publicly traded partnerships within our industry. Adjusted EBITDA is defined as net income adjusted for interest expense, depreciation and amortization, noncash impairment charges, income taxes and AFUDC and other noncash items. Adjusted EBITDA should not be considered an alternative to net income, earnings per unit or any other measure of financial performance presented in accordance with GAAP. Additionally, this calculation may not be comparable with similarly titled measures of other companies. Prior period segment disclosures have been recast to reflect this change.

Customers - The primary customers of the Natural Gas Gathering and Processing segment are crude oil and natural gas producers, which include both large integrated and independent exploration and production companies. The Natural Gas Liquids segment’s customers are primarily NGL and natural gas gathering and processing companies; large integrated and independent crude oil and natural gas production companies; propane distributors; ethanol producers; and petrochemical, refining and NGL marketing companies. The Natural Gas Pipelines segment’s customers are primarily local natural gas distribution companies, electric-generation companies, large industrial companies, municipalities, irrigation customers and marketing companies.

For the three months ended March 31, 2016 and March 31, 2015, ONEOK Partners had one customer, BP p.l.c. or its affiliates, from which it received $221.2 million and $184.9 million, respectively, in total revenues from all of its operating segments, or approximately 12 percent and 10 percent of our consolidated revenues, respectively.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended March 31, 2016	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total

	(Thousands of dollars)
Sales to unaffiliated customers	$317,046	$1,371,425	$85,474	$514	$1,774,459
Intersegment revenues	114,965	115,965	499	(231,429)	—
Total revenues	432,011	1,487,390	85,973	(230,915)	1,774,459
Cost of sales and fuel (exclusive of items shown separately below)	266,300	1,156,950	3,932	(231,444)	1,195,738
Operating costs	69,606	73,182	27,513	6,714	177,015
Depreciation and amortization	41,851	40,706	11,179	742	94,478
(Gain) loss on sale of assets	(1,245)	64	(2,964)	(61)	(4,206)
Operating income	$55,499	$216,488	$46,313	$(6,866)	$311,434
Equity in net earnings from investments	$2,815	$13,347	$16,752	$—	$32,914
Investments in unconsolidated affiliates	$73,769	$474,482	$380,958	$—	$929,209
Total assets	$5,196,190	$8,016,245	$1,847,352	$441,362	$15,501,149
Noncontrolling interests in consolidated subsidiaries	$—	$160,354	$—	$3,198,265	$3,358,619
Capital expenditures	$141,497	$34,207	$17,948	$2,759	$196,411
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $281.8 million, of which $230.8 million related to sales within the segment, cost of sales and fuel of $106.8 million and operating income of $115.6 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $54.8 million, cost of sales and fuel of $5.6 million and operating income of $23.1 million.

Three Months Ended March 31, 2015	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total

	(Thousands of dollars)
Sales to unaffiliated customers	$288,016	$1,434,813	$81,930	$547	$1,805,306
Intersegment revenues	167,607	61,279	1,619	(230,505)	—
Total revenues	$455,623	$1,496,092	$83,549	$(229,958)	$1,805,306
Cost of sales and fuel (exclusive of items shown separately below)	330,931	1,228,865	14,426	(230,358)	1,343,864
Operating costs	69,209	82,246	27,242	321	179,018
Depreciation and amortization	35,797	39,294	10,756	108	85,955
(Gain) loss on sale of assets	(1)	8	(1)	—	6
Operating income	$19,687	$145,679	$31,126	$(29)	$196,463
Equity in net earnings from investments	$4,239	$6,980	$19,702	$—	$30,921
Investments in unconsolidated affiliates	$255,419	$483,257	$385,528	$—	$1,124,204
Total assets	$4,887,938	$8,106,766	$1,815,235	$675,105	$15,485,044
Noncontrolling interests in consolidated subsidiaries	$4,156	$162,958	$—	$3,196,016	$3,363,130
Capital expenditures	$255,301	$73,466	$9,592	$5,488	$343,847
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $209.8 million, of which $165.3 million related to sales within the segment, cost of sales and fuel of $85.7 million and operating income of $64.9 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $54.2 million, cost of sales and fuel of $7.2 million and operating income of $21.7 million.

	Three Months Ended
	March 31,
(Unaudited)	2016	2015
	(Thousands of dollars)
Segment Adjusted EBITDA:
Natural Gas Gathering and Processing	$100,035	$60,518
Natural Gas Liquids	270,169	192,655
Natural Gas Pipelines	74,339	70,712
Other	(2,914)	(3,473)
Depreciation and amortization	(94,478)	(85,955)
Interest expense, net of capitalized interest	(118,247)	(96,750)
Income taxes	(50,066)	(37,428)
AFUDC and other	(2,927)	(4,442)
Income from continuing operations	175,911	95,837
Income (loss) from discontinued operations, net of tax	(952)	(144)
Net income	$174,959	$95,693

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report.

RECENT DEVELOPMENTS

Please refer to the “Financial Results and Operating Information” and “Liquidity and Capital Resources” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report for additional information.

Ownership of ONEOK Partners - ONEOK and its subsidiaries own all of the general partner interest and a portion of the limited partner interests, which, together, represent a 41.2 percent ownership interest at March 31, 2016, in ONEOK Partners (NYSE: OKS), one of the largest publicly traded master limited partnerships.

ONEOK Partners has a predominantly fee-based business in each of its three reportable segments. In 2015, the Natural Gas Gathering and Processing segment restructured many POP with fee contracts associated with a significant amount of its gathered volumes to increase the fee-based component in the contracts, and ONEOK Partners continues to seek opportunities to similarly restructure additional contracts. These restructured contracts and increased natural gas gathered and processed volumes favorably impacted ONEOK Partners’ first-quarter 2016 results, and it expects to continue to receive the benefit of the improved earnings from these contracts and volumes throughout 2016. In the first quarter 2016, the Natural Gas Gathering and Processing segment’s fee revenues averaged $0.68 per MMBtu, compared with an average of $0.35 per MMBtu in the first quarter 2015. As a result of these restructured contracts, we expect the Natural Gas Gathering and Processing segment’s earnings to be more than 75 percent fee-based in 2016 and ONEOK Partners’ consolidated earnings to be approximately 85 percent fee-based in 2016. To mitigate the impact of its remaining commodity exposure, ONEOK Partners has hedged a significant portion of its Natural Gas Gathering and Processing segment’s commodity price risk for 2016 and 2017. The Natural Gas Liquids and Natural Gas Pipelines segments continue to provide predominately fee-based nondiscretionary services, and many of the contracts in these segments are with large creditworthy companies and include fixed fee, minimum volume or firm demand charge agreements that provide a minimum level of revenues regardless of commodity prices or volumetric throughput.

Commodity prices in the first quarter 2016 were relatively unchanged from year-end 2015 and lower compared with first quarter 2015. WTI crude oil prices averaged approximately $34.00 per barrel in the first quarter 2016, compared with prices averaging approximately $50.00 per barrel in the first quarter 2015. NYMEX natural gas prices averaged approximately $2.00 per MMBtu in the first quarter 2016, compared with prices averaging approximately $2.80 per MMBtu in the first quarter 2015. OPIS Conway propane prices averaged $0.35 per gallon in the first quarter 2016, compared with prices averaging $0.49 per gallon in the first quarter 2015.

We continue to expect demand for midstream nondiscretionary services and infrastructure development to be primarily driven by producers who need to connect production with end-use markets where current infrastructure is insufficient or nonexistent, despite the lower crude oil, natural gas and NGL prices and reduced capital spending by producers. We expect additional demand for ONEOK Partners’ services to deliver natural gas to power plants previously fueled by coal, to support exports to Mexico and to support increased demand for NGLs from ethylene producers and NGL exporters.

Although drilling activity continued to slow in the first quarter of 2016, many of ONEOK Partners’ customers continue to drill and complete new wells in the most productive areas of the Williston Basin. A significant portion of ONEOK Partners’ Williston Basin gathering and processing assets are located in these areas, which typically produce at higher initial production rates compared with other areas, have higher natural gas to oil ratios and have slower natural gas decline rates than crude oil. ONEOK Partners’ natural gas volumes gathered and processed and NGL volumes gathered and fractionated increased in the first quarter 2016, compared with the first quarter 2015, due primarily to the completion of six compression stations and the addition of the 200 MMcf/d Lonesome Creek plant in the fourth quarter 2015, which allowed us to capture a portion of natural gas volumes previously being flared by producers in the Williston Basin onto its system. Additionally, we expect ONEOK Partners to benefit from production from new wells completed in the first quarter 2016 and new wells on ONEOK Partners’ dedicated acreage in the Williston Basin that have been drilled previously but have not yet been completed. In the Natural Gas Liquids segment, ONEOK Partners connected seven third-party natural gas processing plants and its Lonesome Creek processing plant to the natural gas liquids system in 2015 and expects to connect four third-party natural gas processing plants and its Bear Creek processing plant in 2016, favorably impacting the Natural Gas Liquids segment’s volume growth. We expect the lower commodity price environment to continue throughout 2016, impacting ONEOK Partners’ net realized prices for natural gas, NGLs and condensate, and our financial results. If the low commodity price environment persists for a prolonged period or prices decline further, volumes across ONEOK Partners’ assets may grow more slowly than in the past or decline.

We expect ethane rejection levels, which averaged over 175 MBbl/d on ONEOK Partners’ natural gas liquids gathering system during the second half of 2015 and the first quarter 2016, to decrease as ethylene producers and NGL exporters increase their capacity to consume and export additional ethane feedstock volumes. ONEOK Partners has observed intermittent periods of ethane recovery at processing plants on parts of its system in 2016 as price differentials between ethane and natural gas have improved. Ethane demand is expected to ramp up as new world-scale ethylene production projects, petrochemical plant modifications, plant expansions and export facilities near completion and begin coming on line in early 2017. ONEOK Partners is well-positioned to capture future recoveries of ethane due to increased demand from the completion of the ethylene production projects and export activity without significant additional infrastructure needs or capital spending on its system. We expect future ethane recoveries to have a favorable impact on our and ONEOK Partners’ financial results.

Despite the ethane rejection across ONEOK Partners’ system, beginning in June 2015, the Natural Gas Gathering and Processing segment reduced its level of ethane rejection in the Williston Basin to alleviate downstream NGL product specification issues, which offsets partially the financial impact of ethane rejection. We expect this decreased level of ethane rejection to continue throughout 2016. In addition, the Natural Gas Liquids segment’s integrated assets enable ONEOK Partners to mitigate partially the impact of ethane rejection through minimum volume commitments, contract modifications that vary fees for ethane and other NGL products, and ONEOK Partners’ ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials, when they exist, in its optimization activities.

Change in Presentation of Financial Results - Beginning in 2016, we present financial results using adjusted EBITDA by segment, a non-GAAP financial measure. We believe this non-GAAP financial measure is useful to investors because it aids in comparing our financial performance with that of other companies with similar operations and is commonly employed to evaluate our financial performance. We have added adjusted EBITDA to the presentation of consolidated financial results and the financial results of each reporting segment. See additional discussion in the “Adjusted EBITDA” section.

ONEOK Partners’ Growth Projects - Crude oil and natural gas producers continue to drill for crude oil and NGL-rich natural gas in many regions where ONEOK Partners’ operations, including in the Bakken Shale and Three Forks formations in the Williston Basin; in the Cana-Woodford Shale, Woodford Shale, Springer Shale, STACK and SCOOP areas in the Mid-Continent region; and in the Permian Basin. ONEOK Partners’ current projects are expected to expand its natural gas gathering and processing and natural gas liquids gathering infrastructure in the Williston Basin to capture natural gas from new wells and additional natural gas currently being flared by producers and to supply ethane produced by its Stateline de-ethanizers to customers exporting to Canada. In the Natural Gas Pipelines segment, through the Roadrunner joint venture, the Roadrunner pipeline transports natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas. The first phase of the Roadrunner pipeline was completed in the first quarter 2016. The Roadrunner pipeline connects with ONEOK Partners’ existing natural gas pipeline and storage infrastructure in Texas and, together with the WesTex intrastate natural gas transmission pipeline expansion project, creates a platform for future opportunities to deliver natural gas supply to Mexico. Phase II of the Roadrunner pipeline, which is currently under construction, will provide additional delivery capacity to these markets in Mexico. The execution of these capital investments aligns with ONEOK Partners’ strategy to generate consistent growth and sustainable earnings through long-term fee-based projects. ONEOK Partners’ contractual commitments from crude oil and natural gas producers, natural gas processors and electric generators are expected to provide incremental cash flows and long-term fee-based earnings.

In 2016, ONEOK Partners expects lower capital spending, compared with 2014 and 2015, due to the completion of projects and spending reductions to align with customer needs. If the current commodity price environment persists for a prolonged period, it may further impact the timing or demand for additional infrastructure projects or growth opportunities in the future.

See additional discussion of ONEOK Partners’ other growth projects in the “Financial Results and Operating Information” section in the Natural Gas Gathering and Processing, Natural Gas Liquids and Natural Gas Pipelines segments.

Dividends/Distributions - We declared a quarterly dividend of $0.615 per share ($2.46 per share on an annualized basis) in April 2016. ONEOK Partners declared a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) in April 2016 for the first quarter 2016. The quarterly dividend and distribution will be paid May 13, 2016, to shareholders and unitholders of record at the close of business on May 2, 2016.

ONEOK Partners Debt Issuance - In January 2016, ONEOK Partners entered into the $1.0 billion senior unsecured Term Loan Agreement with a syndicate of banks that matures in January 2019 and drew the full $1.0 billion available in the first quarter 2016. See Note F of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2016 vs. 2015
Financial Results	2016	2015	Increase (Decrease)
	(Millions of dollars)
Revenues
Commodity sales	$1,283.5	$1,435.7	$(152.2)	(11%)
Services	491.0	369.6	121.4	33%
Total revenues	1,774.5	1,805.3	(30.8)	(2%)
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(1,195.7)	(1,343.9)	(148.2)	(11%)
Operating costs	(177.0)	(179.0)	(2.0)	(1%)
Equity in net earnings from investments	32.9	30.9	2.0	6%
Other	6.9	7.1	(0.2)	(3%)
Adjusted EBITDA	$441.6	$320.4	$121.2	38%
Net income	$175.0	$95.7	$79.3	83%
Interest expense, net of capitalized interest	$(118.2)	$(96.8)	$21.4	22%
Capital expenditures	$196.4	$343.8	$(147.4)	(43)%
See Reconciliation of Adjusted EBITDA to Net Income in the “Adjusted EBITDA” section.

Due to the nature of ONEOK Partners’ contracts, changes in commodity prices and volumes affect both commodity sales and cost of sales and fuel in our Consolidated Statements of Income and therefore the impact is largely offset between the two line items.

Net income increased for the three months ended March 31, 2016, compared with the same period in 2015, due primarily to higher natural gas gathered and NGL volumes from ONEOK Partners’ completed capital projects in the Natural Gas Gathering and Processing and Natural Gas Liquids segments, higher fees resulting from contract restructuring in the Natural Gas Gathering and Processing segment and lower operating costs primarily due to ongoing cost reduction efforts and lower rates charged by service providers, offset partially by lower net realized NGL and natural gas prices in the Natural Gas Gathering and Processing segment, higher depreciation expense due to projects completed in 2015, higher interest expense and higher income taxes. Interest expense increased primarily as a result of higher interest costs incurred associated with ONEOK Partners’ issuance of $800 million of senior notes in March 2015, higher short-term borrowing rates, lower capitalized interest due to lower spending on capital-growth projects and higher interest costs incurred associated with our $500 million debt issuance in August 2015.

Adjusted EBITDA increased for the three months ended March 31, 2016, compared with the same period in 2015, due primarily to higher natural gas gathered and NGL volumes from ONEOK Partners’ completed capital projects in the Natural Gas Gathering and Processing and Natural Gas Liquids segments, higher fees resulting from contract restructuring in the Natural Gas Gathering and Processing segment and lower operating costs primarily due to ongoing cost reduction efforts and lower rates charged by service providers, offset partially by lower net realized NGL and natural gas prices in the Natural Gas Gathering and Processing segment.

Capital expenditures decreased for the three months ended March 31, 2016, compared with the same period in 2015, due to projects placed in service in 2015, spending reductions to align with customer needs and lower well connect activities in the Natural Gas Gathering and Processing segment due to a reduction in drilling and completion activity.

Additional information regarding our financial results and operating information is provided in the following discussion for each of the segments.

Natural Gas Gathering and Processing

Overview - The Natural Gas Gathering and Processing segment provides nondiscretionary services to contracted producers in North Dakota, Montana, Wyoming, Kansas and Oklahoma. It provides exploration and production companies with gathering and processing services that allow them to move their raw (unprocessed) natural gas to market. Raw natural gas is gathered, compressed and transported through pipelines to its processing facilities. In order for the raw natural gas to be accepted by the downstream market, it must have contaminants, such as water, nitrogen and carbon dioxide, removed as well as NGLs separated for further processing. Processed natural gas, usually referred to as residue natural gas, is then recompressed and delivered to natural gas pipelines and end users. The separated NGLs are in a mixed, unfractionated form and are sold and delivered through natural gas liquids pipelines to fractionation facilities for further separation.

This segment gathers and processes natural gas in the Williston Basin, which is located in portions of North Dakota and Montana, including the oil-producing, NGL-rich Bakken Shale and Three Forks formation, and is its most active region with continued volume growth and additional gathering and processing infrastructure needs. The Powder River Basin is primarily located in Wyoming, which includes the NGL-rich Frontier, Turner, Sussex and Niobrara Shales where ONEOK Partners’ Sage Creek system provides gathering and processing service to customers in the southeast portion of Wyoming. The Mid-Continent region is located in Western Oklahoma, which includes the NGL-rich Cana-Woodford Shale, STACK, SCOOP, Woodford Shale, Springer Shale and the Mississippian Lime formation; and Southwest Kansas, which includes the Hugoton Basin, Central Kansas Uplift Basin and the Mississippian Lime formation.

Revenues for this segment are derived primarily from POP contracts with fee-based components and fee-only contracts. Under a POP contract with fee-based components, ONEOK Partners charges fees for gathering, treating, compressing and processing the producer’s natural gas, and retains a percentage of the proceeds from the sale of residue natural gas, condensate and/or NGLs. Over time as these contracts are renewed or restructured, ONEOK Partners has generally increased the fee components and reduced the percent of proceeds retained from the sale of the commodities. As a result, ONEOK Partners’ mix of commodity and fee-based earnings continue to change as volumes naturally decline on older contracts where it retains a higher percent of proceeds and volumes increase on contracts with higher fee components. Additionally, under certain POP with fee contracts the fee revenues may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. With a fee-only contract, ONEOK Partners is paid a fee for the services it provides, based on volumes gathered, processed, treated and/or compressed.

ONEOK Partners has restructured many of its contracts to significantly increase its fees, and as a result of these restructured contracts, we expect the Natural Gas Gathering and Processing segment’s earnings to be more than 75 percent fee-based in 2016. These restructured contracts and increased natural gas gathered and processed volumes favorably impacted ONEOK Partners’ first-quarter 2016 results, and we expect to continue to receive the benefit of improved earnings from these contracts. ONEOK Partners’ NGLs, natural gas and crude oil commodity price sensitivity in this segment has decreased in 2016 as a result of these restructured contracts. Additionally, ONEOK Partners uses commodity derivative instruments and physical-forward contracts to reduce its near-term sensitivity to fluctuations in the natural gas, crude oil and NGL prices under POP with fee contracts.

We expect ONEOK Partners’ natural gas gathered and processed volumes in the Williston Basin to continue to grow in 2016, despite expected reductions in producer drilling activity, due to the following:

•
the opportunity to capture additional natural gas currently being flared by producers through natural gas compression and processing capacity placed in service in late 2015 and projects that are expected to be completed in 2016;

•	the connection of wells that have been drilled but not yet completed;

•
producers focusing their drilling in the most productive areas, in which ONEOK Partners has significant gathering and processing assets, which typically produce at higher initial production rates compared with other areas, have higher natural gas to oil ratios and have slower natural gas decline rates than crude oil;

•	the use by producers of more efficient drilling rigs; and

•	continued improvements in production results by producers due to enhanced completion techniques.

In the Mid-Continent region, ONEOK Partners’ producer customers continue to focus their drilling and completion activities in the core Cana-Woodford, STACK and SCOOP areas of Oklahoma, and recent wells have shown strong results; however, several large multi-well pads previously scheduled to be completed in late 2015 and early 2016 have been delayed until late 2016 or early 2017. As a result, ONEOK Partners’ 2016 volumes in the Mid-Continent could decline.

Growth Projects - The Natural Gas Gathering and Processing segment is investing in growth projects in NGL-rich areas in the Williston Basin, STACK, SCOOP, Cana-Woodford Shale, Woodford Shale and Springer Shale areas that ONEOK Partners expects will enable it to meet the needs of crude oil and natural gas producers in those areas. Nearly all of the new natural gas production in these areas is from horizontally drilled wells in nonconventional resource areas. These wells tend to produce volumes at higher initial production rates resulting generally in higher initial decline rates than conventional vertical wells; however, the decline rates flatten out over time. These wells are expected to have long productive lives.

In 2015, ONEOK Partners completed the following projects:

Completed Projects	Location	Capacity	Approximate Costs (a)	Completion Date
(In millions)
Rocky Mountain Region
Lonesome Creek processing plant and infrastructure	Williston Basin	200 MMcf/d	$580 - $620	November 2015
Sage Creek infrastructure	Powder River Basin	Various	$35	December 2015
Natural gas compression	Williston Basin	100 MMcf/d	$70 - $80	December 2015
(a) - Excludes AFUDC.

ONEOK Partners has the following natural gas processing plants and related infrastructure in various stages of construction:

Projects in Progress	Location	Capacity	Approximate Costs (a)	Expected Completion Date
(In millions)
Rocky Mountain Region
Stateline de-ethanizers	Williston Basin	26 MBbl/d	$60-$80	Third quarter 2016
Bear Creek processing plant and infrastructure	Williston Basin	80 MMcf/d	$230-$330	Third quarter 2016
Bronco processing plant and infrastructure	Powder River Basin	50 MMcf/d	$130-$200	Suspended
Demicks Lake processing plant and infrastructure	Williston Basin	200 MMcf/d	$475-$670	Suspended
Mid-Continent Region
Knox processing plant and infrastructure	SCOOP	200 MMcf/d	$240-$470	Suspended
Total			$1,135-$1,750
(a) - Excludes AFUDC.

As a result of reductions in crude oil and natural gas drilling by producers due to the decline in crude oil, natural gas and NGL prices and the expectation of slower supply growth or declines, ONEOK Partners suspended capital expenditures for certain natural gas processing plants and field infrastructure. ONEOK Partners could resume its suspended capital-growth projects when market conditions improve and its customers’ needs change. If the current commodity price environment persists for a prolonged period, it may further impact the timing or demand for these projects and additional infrastructure projects or growth opportunities in the future.

For a discussion of ONEOK Partners’ capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results - The Natural Gas Gathering and Processing segment’s financial results for the three months ended March 31, 2016, reflect the benefits from the completed projects in the table above, which allowed it to capture additional volumes that were previously flared in the Williston Basin. The lower commodity price environment continues to impact ONEOK Partners’ 2016 financial results but the impact has been mitigated partially by restructured contracts, which became effective primarily in the fourth quarter 2015 and first quarter 2016. Additionally, with current market conditions, crude oil and natural gas producers are focusing their drilling activities in the most productive areas that are most economical to develop and have higher production volumes, which offsets partially the reduction in drilling activity.

The following table sets forth certain selected financial results for the Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2016 vs. 2015
Financial Results	2016	2015	Increase (Decrease)
	(Millions of dollars)
NGL sales	$94.6	$148.2	$(53.6)	(36%)
Condensate sales	12.7	12.0	0.7	6%
Residue natural gas sales	157.7	221.4	(63.7)	(29%)
Gathering, compression, dehydration and processing fees and other revenue	167.0	74.0	93.0	*
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(266.3)	(330.9)	(64.6)	(20%)
Operating costs	(69.6)	(69.2)	0.4	1%
Equity in net earnings from investments	2.8	4.2	(1.4)	(33%)
Other	1.1	0.8	0.3	38%
Adjusted EBITDA	$100.0	$60.5	$39.5	65%
Capital expenditures	$141.5	$255.3	$(113.8)	(45%)
* Percentage change is greater than 100 percent.
See Reconciliation of Adjusted EBITDA to Net Income in the “Adjusted EBITDA” section.

Adjusted EBITDA increased $39.5 million for the three months ended March 31, 2016, compared with the same period in 2015, primarily as a result of the following:

•
an increase of $41.9 million due primarily to restructured contracts resulting in higher average fee rates and a lower percentage of proceeds retained from the sale of commodities under the POP with fee contracts; and

•	an increase of $31.2 million due primarily to natural gas volume growth in the Williston Basin; offset partially by

•	a decrease of $29.9 million due primarily to lower net realized NGL and natural gas prices; and

•	a decrease of $2.2 million due primarily to decreased ethane rejection to maintain downstream NGL product specifications.

Capital expenditures decreased for the three months ended March 31, 2016, compared with the same period in 2015, due to projects placed in service in 2015, spending reductions to align with customer needs and lower well connect activities due to a reduction in drilling and completion activity.

See “Capital Expenditures” in “Liquidity and Capital Resources” for additional detail of our projected capital expenditures.

Selected Operating Information - The following tables set forth selected operating information for the Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended
	March 31,
Operating Information (a)	2016	2015
Natural gas gathered (BBtu/d)	2,128	1,808
Natural gas processed (BBtu/d) (b)	1,948	1,625
NGL sales (MBbl/d)	155	108
Residue natural gas sales (BBtu/d)	941	781
Realized composite NGL net sales price ($/gallon) (c) (d)	$0.20	$0.38
Realized condensate net sales price ($/Bbl) (c) (e)	$33.72	$30.02
Realized residue natural gas net sales price ($/MMBtu) (c) (e)	$2.62	$3.96
Average fee rate ($/MMBtu)	$0.68	$0.35
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.
(c) - Includes the impact of hedging activities on ONEOK Partners’ equity volumes.
(d) - Net of transportation and fractionation costs.
(e) - Net of transportation costs.

Natural gas gathered, natural gas processed, NGL sales and residue natural gas sales increased during the three months ended March 31, 2016, compared with the same period in 2015, due to the completion of growth projects in the Williston Basin.

The quantity and composition of NGLs and natural gas have varied as new plants were placed in service and to ensure natural gas and natural gas liquids pipeline specifications were met. Beginning in June 2015, ONEOK Partners reduced the level of ethane rejection in the Rocky Mountain region to address downstream NGL product specifications.

	Three Months Ended
	March 31,
Equity Volume Information (a)	2016	2015

NGL sales - including ethane (MBbl/d)	16.4	16.8
Condensate sales (MBbl/d)	2.7	3.2
Residue natural gas sales (BBtu/d)	83.8	132.9
(a) - Includes volumes for consolidated entities only.

Commodity Price Risk - See discussion regarding ONEOK Partners’ commodity price risk under “Commodity Price Risk” in Item 3, Quantitative and Qualitative Disclosures about Market Risk in this Quarterly Report.

Natural Gas Liquids

Overview - The Natural Gas Liquids segment owns and operates facilities that gather, fractionate, treat and distribute NGLs and store NGL products, primarily in Oklahoma, Kansas, Texas, New Mexico and the Rocky Mountain region where it provides nondiscretionary services to producers of NGLs and delivers those products to the two primary market centers, one in the Mid-Continent in Conway, Kansas, and the other in the Gulf Coast in Mont Belvieu, Texas. It owns or has an ownership interest in FERC-regulated natural gas liquids gathering and distribution pipelines in Oklahoma, Kansas, Texas, New Mexico, Montana, North Dakota, Wyoming and Colorado, and terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois. ONEOK Partners also owns FERC-regulated natural gas liquids distribution and refined petroleum products pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect its Mid-Continent assets with Midwest markets, including Chicago, Illinois. The majority of the pipeline-connected natural gas processing plants in Oklahoma, Kansas and the Texas Panhandle, which extract unfractionated NGLs from unprocessed natural gas, are connected to its gathering systems. ONEOK Partners owns and operates truck- and rail-loading and -unloading facilities connected to its natural gas liquids fractionation, storage and pipeline assets.

Most natural gas produced at the wellhead contains a mixture of NGL components, such as ethane, propane, iso-butane, normal butane and natural gasoline. The NGLs that are separated from the natural gas stream at natural gas processing plants remain in a mixed, unfractionated form until they are gathered, primarily by pipeline, and delivered to fractionators where the NGLs are separated into NGL products. These NGL products are then stored or distributed to customers, such as petrochemical manufacturers, heating fuel users, ethanol producers, refineries, exporters and propane distributors.

Earnings for the Natural Gas Liquids segment are derived primarily from nondiscretionary fee-based services that ONEOK Partners provides to its customers and from the physical optimization of its assets. This segment also purchases NGLs and condensate from third parties, as well as from the Natural Gas Gathering and Processing segment. The segment’s fee-based services have increased due primarily to new supply connections; expansion of existing connections; the completion of capital projects, including the Bakken NGL Pipeline and Sterling III Pipeline; the West Texas LPG acquisition; and expansion of its NGL fractionation capacity, including the completion of its MB-2 and MB-3 fractionators. The segment’s business activities are categorized as exchange and storage services, transportation, optimization and marketing, which are defined as follows:

•
ONEOK Partners’ exchange and storage services utilize its assets to gather, fractionate and/or treat, and transport unfractionated NGLs, thereby converting them into marketable NGL products that are stored and shipped to a market center or customer-designated location. Many of these exchange volumes are under contracts with minimum volume commitments. Although ONEOK Partners’ exchange services activities are primarily fee-based, it also captures certain product price differentials as volumes are fractionated. ONEOK Partners’ storage activities consist primarily of fee-based NGL storage services at its Mid-Continent and Gulf Coast storage facilities.

•
ONEOK Partners’ transportation services transport, primarily by pipeline, NGL products and refined petroleum products, primarily under FERC-regulated tariffs. Tariffs specify the maximum rates ONEOK Partners charges its customers and the general terms and conditions for NGL transportation service on its pipelines.

•
ONEOK Partners’ optimization and marketing activities utilize its assets, contract portfolio and market knowledge to capture location, product and seasonal price differentials. It primarily transports NGL products between Conway, Kansas, and Mont Belvieu, Texas, to capture the location price differentials between the two market centers. ONEOK Partners’ marketing activities also include utilizing its natural gas liquids storage facilities to capture seasonal price differentials. A growing portion of ONEOK Partners’ marketing activities serves truck and rail markets. ONEOK Partners’ isomerization activities capture the price differential when normal butane is converted into the more valuable iso-butane at its isomerization unit in Conway, Kansas.

Excess NGL supply continues to result in narrow NGL location price differentials between the Mid-Continent and Gulf Coast market centers. We expect these narrow price differentials to persist between the Conway, Kansas, and Mont Belvieu, Texas, market centers, as a result of NGL production increases from various NGL-rich shale areas throughout the country, until demand for NGLs increases from petrochemicals and exporters, which we anticipate to begin in 2017.

Supply growth has resulted in available ethane supplies that are greater than the petrochemical industry’s current demand. As a result, low or unprofitable price differentials between ethane and natural gas have resulted in ethane rejection at most of ONEOK Partners’ and its customers’ natural gas processing plants connected to its natural gas liquids gathering system in the Mid-Continent and Rocky Mountain regions during 2015 and into 2016, which reduced natural gas liquids volumes gathered, fractionated, transported and sold across ONEOK Partners’ assets. Through ethane rejection, natural gas processors leave much of the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants. We expect ethane rejection levels, which averaged over 175 MBbl/d on ONEOK Partners’ natural gas liquids system during the second half of 2015 and the first quarter 2016, to decrease as ethylene producers and NGL exporters increase their capacity to consume and export additional ethane feedstock volumes. ONEOK Partners has observed intermittent periods of ethane recovery at processing plants on parts of its system in 2016 as price differentials between ethane and natural gas have improved. Ethane demand is expected to ramp up as new world-scale ethylene production projects, petrochemical plant modifications, plant expansions and export facilities near completion and begin coming on line in early 2017.

Despite the ethane rejection across ONEOK Partners’ system, beginning in June 2015, the Natural Gas Gathering and Processing segment reduced its level of ethane rejection in the Williston Basin to alleviate downstream NGL product specification issues, which offsets partially the financial impact of ethane rejection. We expect this decreased ethane rejection to continue throughout 2016. In addition, the Natural Gas Liquids segment’s integrated assets enable ONEOK Partners to mitigate partially the impact of ethane rejection through minimum volume commitments, contract modifications that vary fees for ethane and other NGL products, and ONEOK Partners’ ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials, when they exist, in its optimization activities.

Growth Projects - ONEOK Partners’ growth strategy in the Natural Gas Liquids segment is focused around the crude oil and NGL-rich natural gas drilling activity in shale and other nonconventional resource areas from the Rocky Mountain region through the Mid-Continent region into Texas and New Mexico. Crude oil, natural gas and NGL production from this activity; higher petrochemical industry demand for NGL products; and increased exports have resulted in ONEOK Partners making additional capital investments to expand its infrastructure to bring these commodities from supply basins to market. Expansion of the petrochemical industry in the United States is expected to increase ethane demand significantly beginning in 2017, and international demand for NGLs, particularly ethane and propane, also is increasing.

In April 2015, ONEOK Partners completed the NGL Pipeline and Hutchinson Fractionator infrastructure project for approximately $120 million, excluding AFUDC.

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

Selected Financial Results - The following table sets forth certain selected financial results for the Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2016 vs. 2015
Financial Results	2016	2015	Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$1,117.1	$1,203.0	$(85.9)	(7%)
Exchange service and storage revenues	320.4	249.7	70.7	28%
Transportation revenues	49.9	43.4	6.5	15%
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(1,157.0)	(1,228.9)	(71.9)	(6%)
Operating costs	(73.2)	(82.2)	(9.0)	(11%)
Equity in net earnings from investments	13.3	7.0	6.3	90%
Other	(0.3)	0.7	(1.0)	*
Adjusted EBITDA	$270.2	$192.7	$77.5	40%
Capital expenditures	$34.2	$73.5	$(39.3)	(53%)
* Percentage change is greater than 100 percent.
See Reconciliation of Adjusted EBITDA to Net Income in the “Adjusted EBITDA” section.

NGL prices were lower in the three months ended March 31, 2016, compared with the same period in 2015. These lower prices decreased both ONEOK Partners’ NGL and condensate sales revenue and cost of sales and fuel. Therefore, the impact is largely offset between the two line items.

Adjusted EBITDA increased $77.5 million for the three months ended March 31, 2016, compared with the same period in 2015, primarily as a result of the following:

•
an increase of $44.0 million in exchange services, which resulted primarily from a $38.4 million increase due to increased volumes from new plant connections in the Williston Basin and Mid-Continent region and a $7.6 million increase due to higher fee rates;

•	an increase of $17.0 million resulting from decreased ethane rejection in the Williston Basin, which increased NGL volumes gathered and fractionated;

•	a decrease of $9.0 million in operating costs due primarily to ongoing cost reduction efforts and lower rates charged by service providers;

•	an increase of $6.3 million in equity in net earnings from investments due primarily to higher volumes delivered to Overland Pass Pipeline from ONEOK Partners’ Bakken NGL Pipeline; and

•	an increase of $5.2 million due to the impact of operational measurement gains in 2016 and operational measurement losses in 2015; offset partially by

•
a decrease of $3.9 million in optimization and marketing activities, which resulted from an $8.3 million decrease in marketing activities due primarily to wider product price differentials captured during the same period in 2015, offset partially by a $4.4 million increase due primarily to increased optimization volumes.

Capital expenditures decreased for the three months ended March 31, 2016, compared with the same period in 2015, due primarily to spending reductions to align with customer needs.

Selected Operating Information - The following table sets forth selected operating information for the Natural Gas Liquids segment for the periods indicated:

	Three Months Ended
	March 31,
Operating Information	2016	2015
NGL sales (MBbl/d)	716	563
NGLs transported-gathering lines (MBbl/d) (a)	751	709
NGLs fractionated (MBbl/d) (b)	550	475
NGLs transported-distribution lines (MBbl/d) (a)	474	388
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.03	$0.01
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.

NGLs transported on gathering lines and NGLs fractionated increased for the three months ended March 31, 2016, compared with the same period in 2015, due to increased volumes from recent plant connections in the Williston Basin and Mid-Continent region and decreased ethane rejection in the Rocky Mountain region.

NGLs transported on distribution lines increased for the three months ended March 31, 2016, compared with the same period in 2015, due primarily to higher gathered and fractionated volumes as discussed above and due to increased volumes transported for ONEOK Partners’ optimization activities.

Natural Gas Pipelines

Overview - The Natural Gas Pipelines segment provides transportation and storage services to end users through its wholly owned assets, its 50 percent ownership in Northern Border Pipeline and its 50 percent ownership in Roadrunner. Phase I of the Roadrunner pipeline was completed in March 2016, and Phase II is currently under construction.

Interstate Pipelines - ONEOK Partners’ interstate pipelines are regulated by the FERC and are located in North Dakota, Minnesota, Wisconsin, Illinois, Indiana, Kentucky, Tennessee, Oklahoma, Texas and New Mexico. ONEOK Partners’ interstate pipeline companies include:

•
Midwestern Gas Transmission, which is a bidirectional system that interconnects with Tennessee Gas Transmission Company’s pipeline near Portland, Tennessee, and with several interstate pipelines at the Chicago Hub near Joliet, Illinois, that have access to both the Utica Shale and Marcellus Shale;

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

Intrastate Pipelines - ONEOK Partners’ intrastate natural gas pipeline assets in Oklahoma transport natural gas through the state and have access to the major natural gas producing formations, including the Cana-Woodford Shale, Woodford Shale, Springer Shale, Granite Wash, STACK, SCOOP and Mississippian Lime. ONEOK Partners’ intrastate natural gas pipeline assets in Oklahoma serve end-use markets, such as local distribution companies and power generation companies. In Texas, ONEOK Partners’ intrastate natural gas pipelines are connected to the major natural gas producing formations in the Texas Panhandle, including the Granite Wash formation and the Delaware and Cline producing formations in the Permian Basin. These pipelines are capable of transporting natural gas throughout the western portion of Texas, including the Waha Hub where other pipelines may be accessed for transportation to western markets, exports to Mexico, the Houston Ship Channel market to the east and the Mid-Continent market to the north. ONEOK Partners’ intrastate natural gas pipeline assets have access to the natural gas producing formations in south central Kansas.

Through its Roadrunner joint venture, Roadrunner transports natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas. The Roadrunner pipeline connects with ONEOK Partners’ existing natural gas pipeline and storage infrastructure in Texas and, together with its WesTex intrastate natural gas pipeline expansion project, creates a platform for future opportunities to deliver natural gas supply to Mexico. Phase II of the Roadrunner pipeline, which is currently under construction, will provide additional delivery capacity to these markets in Mexico.

Transportation Rates - Transportation contracts for ONEOK Partners’ regulated natural gas services are based upon rates stated in the respective tariffs. The tariffs provide both the general terms and conditions for the facilities and the maximum allowed rates customers can be charged by type of service, which may be discounted to meet competition if necessary. The rates are established at FERC or the appropriate state jurisdictional agencies. The earnings are primarily fee-based from the following types of services:

•
Firm service - Customers reserve a fixed quantity of pipeline capacity for a specified period of time, which obligates the customer to pay for services regardless of usage. Under this type of contract, the customer pays a fixed fee and incremental fees, known as commodity charges, which are based on the actual volumes of natural gas they transport or store. In addition, ONEOK Partners may retain a percentage of fuel in-kind based on the volumes of natural gas transported. Under the firm service contract, the customer generally is guaranteed access to the capacity they reserve.

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

Storage Rates - The earnings are primarily fee-based from the following types of services:

•
Firm Service - Customers reserve a specific quantity of storage capacity, including injection and withdrawal rights, and generally pay fixed fees based on the quantity of capacity reserved plus an injection and withdrawal fee. Firm storage contracts typically have terms longer than one year.

•
Park-and-Loan Service - An interruptible service offered to customers providing the ability to park (inject) or loan (withdraw) natural gas into or out of storage, typically for monthly or seasonal terms. Customers reserve the right to park or loan natural gas based on a specified quantity, including injection and withdrawal rights when capacity is available.

Growth Projects - The following projects are in various stages of construction. Roadrunner is a 50 percent-owned joint venture equity-method investment project. The WesTex Pipeline Expansion is a wholly owned project.

Growth Projects	Location	Capacity	Approximate Costs (a)	Completion Date (c)
(In millions)
WesTex Pipeline Expansion	Permian Basin	260 MMcf/d	$70-$100	First quarter 2017
Roadrunner Gas Transmission Pipeline - Equity-Method Investment
Phase I - Completed (b)	Permian Basin	170 MMcf/d	$190-$210	March 2016
Phase II (b)	Permian Basin	400 MMcf/d	$210-$230	First quarter 2017
Phase III (b)	Permian Basin	70 MMcf/d	$30-$40	2019
Roadrunner Gas Transmission Pipeline Total			$430-$480
(a) - Excludes AFUDC.
(b) - 50-50 joint venture equity-method investment. Approximate costs represents total project costs, which are expected to be financed with approximately 50 percent equity contributions and 50 percent debt issued by Roadrunner. ONEOK Partners expects to make equity contributions for approximately 25 percent of the total project costs.
(c) - Represents expected completion date for projects still in progress.

Roadrunner - ONEOK Partners contributed approximately $30 million to Roadrunner in the year ended December 31, 2015. ONEOK Partners expects to contribute approximately $50 million to Roadrunner during 2016. In 2015, Roadrunner entered into a $230 million senior secured credit facility for the construction and operation of the pipeline. The senior secured credit facility expires seven years after the Roadrunner Phase II in-service date, which is expected to be completed in the first quarter 2017. In addition, Roadrunner executed interest-rate swaps to hedge the variability of its interest payments during the term of the credit facility. Roadrunner’s credit facility is nonrecourse to ONEOK and ONEOK Partners, and neither ONEOK nor ONEOK Partners guarantees Roadrunner’s debts or obligations under the credit facility.

Selected Financial Results - The following table sets forth certain selected financial results and operating information for the Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2016 vs. 2015
Financial Results	2016	2015	Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$67.8	$67.7	$0.1	—%
Storage revenues	15.5	12.9	2.6	20%
Natural gas sales and other revenues	2.7	2.9	(0.2)	(7%)
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(3.9)	(14.4)	(10.5)	(73%)
Operating costs	(27.5)	(27.2)	0.3	1%
Equity in net earnings from investments	16.8	19.7	(2.9)	(15%)
Other	2.9	9.1	(6.2)	(68%)
Adjusted EBITDA	$74.3	$70.7	$3.6	5%
Capital expenditures	$17.9	$9.6	$8.3	86%
See Reconciliation of Adjusted EBITDA to Net Income in the “Adjusted EBITDA” section.

Adjusted EBITDA increased $3.6 million for the three months ended March 31, 2016, compared with the same period in 2015, primarily as a result of the following:

•	an increase of $5.8 million due to higher natural gas storage services as a result of increased rates and the sale of excess natural gas in storage in 2016;

•	an increase of $2.0 million due to higher transportation revenues, primarily due to increased firm volumes contracted; offset partially by

•	a decrease of $2.9 million in equity in net earnings from investments due primarily to a decrease in short-term transportation services.

Capital expenditures increased for the three months ended March 31, 2016, compared with the same period in 2015, due primarily to a compressor station expansion project on Midwestern Gas Transmission.

Selected Operating Information - The following table sets forth selected operating information for the Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended
	March 31,
Operating Information (a)	2016	2015
Natural gas transportation capacity contracted (MDth/d)	6,156	5,939
Transportation capacity contracted	93%	93%
Average natural gas price
Mid-Continent region ($/MMBtu)	$1.82	$2.62
(a) - Includes volumes for consolidated entities only.

ONEOK Partners’ natural gas pipelines primarily serve end users, such as natural gas distribution and electric-generation companies, that require natural gas to operate their businesses regardless of location price differentials. The development of shale and other resource areas has continued to increase available natural gas supply resulting in narrower location and seasonal price differentials. As additional supply is developed, ONEOK Partners expects crude oil and natural gas producers to demand incremental services in the future to transport their production to market. The abundance of shale gas supply and new regulations on emissions from coal-fired electric-generation plants may also increase the demand for ONEOK Partners’ services from electric-generation companies as they convert to a natural gas fuel source. Conversely, contracted capacity by certain customers that are focused on capturing location or seasonal price differentials may decrease in the future due to narrowing price differentials. Overall, ONEOK Partners expects its fee-based earnings in this segment to remain relatively stable. Growth will continue in the Permian Basin as ONEOK Partners completes construction of its Roadrunner joint venture and its WesTex pipeline expansion.

Northern Border Pipeline, in which ONEOK Partners has a 50 percent ownership interest, has contracted substantially all of its long-haul transportation capacity through the second quarter 2017. Roadrunner, in which ONEOK Partners has a 50 percent ownership interest, has contracted all of its capacity for both Phase I and Phase II through the first quarter 2041.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure of our financial performance. Adjusted EBITDA is defined as net income adjusted for interest expense, depreciation and amortization, noncash impairment charges, income taxes and AFUDC and other noncash items. We believe this non-GAAP financial measure is useful to investors because it is used by many companies in our industry as a measurement of financial performance and is commonly employed by financial analysts and others to evaluate our financial performance and to compare our financial performance with the performance of other publicly traded companies within our industry. Adjusted EBITDA should not be considered an alternative to net income, earnings per unit or any other measure of financial performance presented in accordance with GAAP. Additionally, this calculation may not be comparable with similarly titled measures of other companies.

A reconciliation of Adjusted EBITDA for the three months ended March 31, 2016 and 2015, to net income, which is the nearest comparable GAAP financial measure, is as follows:

	Three Months Ended
	March 31,
(Unaudited)	2016	2015
Reconciliation of Adjusted EBITDA to Net Income	(Thousands of dollars)
Segment Adjusted EBITDA:
Natural Gas Gathering and Processing	$100,035	$60,518
Natural Gas Liquids	270,169	192,655
Natural Gas Pipelines	74,339	70,712
Other	(2,914)	(3,473)
Total	441,629	320,412
Depreciation and amortization	(94,478)	(85,955)
Interest expense, net of capitalized interest	(118,247)	(96,750)
Income taxes	(50,066)	(37,428)
AFUDC and other	(2,927)	(4,442)
Income from continuing operations	175,911	95,837
Income (loss) from discontinued operations, net of tax	(952)	(144)
Net income	$174,959	$95,693

CONTINGENCIES

Gas Index Pricing Litigation - In March 2016, we reached an agreement in principle to settle the claims alleged against us and our affiliates, ONEOK Energy Services Company, L.P. and Kansas Gas Marketing Company, in the following putative class action lawsuits that claimed damages resulting from alleged market manipulation or false reporting of prices to gas index publications by us and others: Learjet, Inc., et al. v. ONEOK, Inc., et al. (filed in the District Court of Wyandotte, Kansas, in November 2005, transferred to MDL-1566 in the United States District Court for the District of Nevada); Arandell Corporation, et al. v. Xcel Energy, Inc., et al. (filed in the Circuit Court for Dane County, Wisconsin, in December 2006, transferred to MDL-1566 in the United States District Court for the District of Nevada); Heartland Regional Medical Center, et al. v. ONEOK, Inc., et al. (filed in the Circuit Court of Buchanan County, Missouri, in March 2007, transferred to MDL-1566 in the United States District Court for the District of Nevada); and NewPage Wisconsin System v. CMS Energy Resource Management Company, et al. (filed in the Circuit Court for Wood County, Wisconsin, in March 2009, transferred to MDL-1566 in the United States District Court for the District of Nevada and now consolidated with the Arandell case). We anticipate a motion for preliminary approval of the proposed settlement will be filed in May 2016. The amount we expect to pay to settle these cases is not material to our results of operations, financial position or cash flows and is expected to be paid with cash on hand.

This agreement in principle to settle does not apply to Sinclair Oil Corporation v. ONEOK Energy Services Corporation, L.P., et al. (filed in the United States District Court for the District of Wyoming in September 2005, transferred to MDL-1566 in the United States District Court for the District of Nevada) or to Reorganized FLI, Inc. (formerly J.P. Morgan Trust Company) v. ONEOK, Inc., et al. (filed in the District Court of Wyandotte County, Kansas, in October 2005, transferred to MDL 166 in the United States District Court for the District of Nevada). We expect that future charges, if any, from the ultimate resolution of these matters will not be material to our results of operations, financial position or cash flows.

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

ONEOK - ONEOK’s primary source of cash inflows are distributions to us from our general partner and limited partner interests in ONEOK Partners. The cash distributions that we expect to receive from ONEOK Partners are expected to provide sufficient resources to fund our operations, debt service and quarterly cash dividends. At March 31, 2016, we had $127.3 million of cash on hand. Our next long-term debt maturity is in 2022.

We expect future cash expenditures associated with the released transportation and storage capacity from the wind down of our former energy services business to be approximately $31 million, with approximately $13 million to be paid in the remainder of 2016, $10 million in 2017, $4 million in 2018 and $4 million over the period 2019 through 2023.

ONEOK Partners - ONEOK Partners relies primarily on operating cash flows, commercial paper, bank credit facilities, debt issuances and the issuance of common units for its liquidity and capital resources requirements. As of March 31, 2016, ONEOK Partners had $9.9 million of cash on hand and available capacity under its Partnership Credit Agreement of $1.9 billion. In addition, in the first quarter 2016, ONEOK Partners drew the full $1.0 billion available under its Term Loan Agreement that matures in January 2019.

ONEOK Partners funds its operating expenses, debt service and cash distributions to its limited partners and general partner primarily with operating cash flows. To the extent operating cash flows are not sufficient to fund its cash distributions, ONEOK Partners may utilize short- and long-term debt and issuances of equity, as necessary. Capital expenditures are funded by operating cash flows, short- and long-term debt and issuances of equity. ONEOK Partners’ ability to continue to access capital markets for debt and equity financing under reasonable terms depends on its financial condition, credit ratings and market conditions. The significant decline in commodity prices has increased the cost of debt and equity financing for ONEOK Partners and others in the industry. While lower commodity prices and industry uncertainty may result in increased financing costs, ONEOK Partners expects to utilize its commercial paper program, Partnership Credit Agreement, Term Loan Agreement and cash from operations to fund its announced capital-growth expenditures, refinance its senior notes maturities and meet its working capital needs through 2016 and well into 2017. However, ONEOK Partners may access the capital markets to issue debt or equity securities prior to that time as it considers prudent to provide liquidity for new capital projects, to maintain investment-grade credit ratings or other partnership purposes.

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

Short-term Liquidity - ONEOK’s sources of short-term liquidity are quarterly distributions from ONEOK Partners, cash on hand of $127.3 million as of March 31, 2016, and access to our $300 million ONEOK Credit Agreement. At March 31, 2016, ONEOK had no short-term debt outstanding.

ONEOK Partners’ principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from its equity-method investments and proceeds from its commercial paper program, the ONEOK Partners Credit Agreement and its “at-the-market” equity program.

ONEOK Partners had working capital (defined as current assets less current liabilities) deficits of $853 million and $697 million as of March 31, 2016, and December 31, 2015, respectively. Although working capital is influenced by several factors, including, among other things, (i) the timing of (a) scheduled debt payments, (b) the collection and payment of accounts receivable and payable, and (c) equity and debt issuances, and (ii) the volume and cost of inventory and commodity imbalances, ONEOK Partners’ working capital deficit at March 31, 2016, was driven primarily by its capital-growth projects and current maturities of its long-term debt. ONEOK Partners’ working capital deficit at December 31, 2015, was driven primarily by its capital-growth projects. ONEOK Partners may have working capital deficits in future periods as it continues to finance its capital-growth projects, often initially with short-term borrowings. We do not expect ONEOK Partners’ working capital deficit to have an adverse impact to our or ONEOK Partners’ cash flows or operations. The consolidated working capital balance is impacted primarily by ONEOK Partners’ working capital balance.

ONEOK Credit Agreement - In January 2016, we extended the term of our ONEOK Credit Agreement by one year to January 2020. At March 31, 2016, ONEOK had $1.1 million of letters of credit issued under the ONEOK Credit Agreement and approximately $127.3 million of cash and cash equivalents. We had $298.9 million of credit available at March 31, 2016, under the ONEOK Credit Agreement.

The ONEOK Credit Agreement is a $300 million revolving credit facility and contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to Consolidated EBITDA (EBITDA, as defined in the ONEOK Credit Agreement) of no more than 4.0 to 1. Upon breach of certain covenants by us in the ONEOK Credit Agreement, amounts outstanding under the ONEOK Credit Agreement, if any, may become due and payable immediately. At March 31, 2016, our ratio of indebtedness to Consolidated EBITDA, was 2.2 to 1, and we were in compliance with all covenants under the ONEOK Credit Agreement.

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

ONEOK Partners Credit Agreement - At March 31, 2016, ONEOK Partners had $445 million of commercial paper outstanding, $14 million of letters of credit issued and no borrowings outstanding under the ONEOK Partners Credit Agreement. At March 31, 2016, ONEOK Partners had approximately $9.9 million of cash and cash equivalents and approximately $1.9 billion of credit available under the ONEOK Partners Credit Agreement.

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

The ONEOK Partners Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1. If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters. If ONEOK Partners were to breach certain covenants in the ONEOK Partners Credit Agreement, amounts outstanding under the ONEOK Partners Credit Agreement, if any, may become due and payable immediately. At March 31, 2016, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 4.2 to 1, and it was in compliance with all covenants under the ONEOK Partners Credit Agreement. At

March 31, 2016, ONEOK Partners could have issued $1.4 billion of short- and long-term debt to meet its liquidity needs under the most restrictive provisions contained in its various borrowing agreements.

Borrowings under the ONEOK Partners Credit Agreement, ONEOK Partners’ Term Loan Agreement and ONEOK Partners’ senior notes are nonrecourse to ONEOK, and ONEOK does not guarantee ONEOK Partners’ debt, commercial paper or other similar commitments.

Long-term Financing - In addition to our principal sources of short-term liquidity discussed above, we expect ONEOK Partners to fund its longer-term financing requirements by issuing common units or long-term notes. Other options to obtain financing include, but are not limited to, loans from financial institutions, issuance of convertible debt securities, asset securitization and the sale and lease-back of facilities.

ONEOK Partners’ ability to obtain financing is subject to changes in the debt and equity markets, and there is no assurance it will be able or willing to access the public or private markets in the future. ONEOK Partners may choose to meet its cash requirements by utilizing some combination of cash flows from operations, borrowing under its commercial paper program or the ONEOK Partners Credit Agreement, altering the timing of controllable expenditures, restricting future acquisitions and capital projects, selling assets or pursuing other debt or equity financing alternatives. Some of these alternatives could result in higher costs or negatively affect its respective credit ratings, among other factors. Based on ONEOK Partners’ investment-grade credit ratings, general financial condition, and expectations regarding its future earnings and projected cash flows, we expect ONEOK Partners will be able to meet its cash requirements and maintain investment-grade credit ratings.

ONEOK Debt Issuance - In August 2015, we completed an underwritten public offering of $500 million, 7.5 percent senior notes due 2023. The net proceeds, after deducting underwriting discounts, commissions and other expenses, were approximately $487.1 million. We used the proceeds together with cash on hand to purchase $650 million of additional common units from ONEOK Partners.

ONEOK Partners Debt Issuances and Maturities - In January 2016, ONEOK Partners entered into the $1.0 billion senior unsecured delayed-draw Term Loan Agreement with a syndicate of banks. During the first quarter 2016, ONEOK Partners drew the full $1.0 billion available under the agreement and used the proceeds to repay its $650 million, 3.25 percent senior notes, which matured in February 2016, to repay amounts outstanding under its commercial paper program and for general partnership purposes. The Term Loan Agreement matures in January 2019 and bears interest at LIBOR plus a margin that is based on the credit ratings assigned to ONEOK Partners’ senior, unsecured, long-term indebtedness. Based on ONEOK Partners’ current applicable credit rating, borrowings on the Term Loan Agreement will accrue at LIBOR plus 130 basis points. The Term Loan Agreement contains an option, which may be exercised up to two times, to extend the term of the loan, in each case, for an additional one-year term subject to approval of the banks. The Term Loan Agreement allows prepayment of all or any portion outstanding, without penalty or premium, and contains substantially the same covenants as those contained in the ONEOK Partners Credit Agreement.

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

ONEOK Partners expects to repay its $450 million, 6.15 percent senior notes due October 1, 2016, with a combination of cash on hand and short-term borrowings.

ONEOK Partners Equity Issuances - In August 2015, ONEOK Partners completed the sale to us in a private placement of 21.5 million common units at a price of $30.17 per unit. Additionally, ONEOK Partners completed a concurrent sale of approximately 3.3 million common units at a price of $30.17 per unit to funds managed by Kayne Anderson Capital Advisors in a registered direct offering, which were issued through ONEOK Partners’ existing “at-the-market” equity program. The combined offerings generated net cash proceeds of approximately $749 million. In conjunction with these issuances, ONEOK Partners GP contributed approximately $15.3 million in order to maintain our 2 percent general partner interest in ONEOK Partners. ONEOK Partners used the proceeds for general partnership purposes, including capital expenditures and repayment of commercial paper borrowings.

ONEOK Partners has an “at-the-market” equity program for the offer and sale from time to time of its common units, up to an aggregate amount of $650 million. The program allows ONEOK Partners to offer and sell its common units at prices it deems appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between ONEOK Partners and the sales agent. ONEOK Partners is under no obligation to offer and sell common units under the program. At March 31, 2016, ONEOK Partners had approximately $138 million of registered common units available for issuance through its “at-the-market” equity program.

During the three months ended March 31, 2016, no common units were sold through ONEOK Partners’ “at-the-market” equity program.

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

Interest-rate Swaps - As of March 31, 2016, ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $1.0 billion to to hedge the variability of its LIBOR-based interest payments. In addition, ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $400 million at March 31, 2016, and December 31, 2015, to hedge the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. All of ONEOK Partners interest-rate swaps are designated as cash flow hedges.

Capital Expenditures - ONEOK Partners’ capital expenditures are financed typically through operating cash flows, short- and long-term debt and the issuance of equity. ONEOK Partners’ capital expenditures were $195.9 million and $343.0 million for the three months ended March 31, 2016 and 2015, respectively.

The following table sets forth ONEOK Partners’ 2016 projected capital expenditures, excluding acquisitions, contributions to its equity-method investments, and AFUDC:

2016 Projected Capital Expenditures
(Millions of dollars)
Natural Gas Gathering and Processing	$345
Natural Gas Liquids	125
Natural Gas Pipelines	110
Other	20
Total projected capital expenditures	$600

Credit Ratings - ONEOK and ONEOK Partners’ credit ratings as of March 31, 2016, are shown in the table below:

	ONEOK		ONEOK Partners
Rating Agency	Rating	Outlook	Rating	Outlook
Moody’s	Ba1	Stable	Baa2	Negative
S&P	BB+	Negative	BBB	Negative

ONEOK Partners’ commercial paper program is rated Prime-2 by Moody’s and A-2 by S&P. ONEOK Partners’ credit ratings, which are investment grade, may be affected by a material change in its financial ratios or a material event affecting its business and industry. The most common criteria for assessment of ONEOK Partners’ credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity.

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

For the three months ended March 31, 2016, and 2015, ONEOK Partners’ cash distributions exceeded its cash flow from operations. As a result, ONEOK Partners utilized cash from operations, its commercial paper program and distributions received from its equity-method investments to fund cash distributions, short-term liquidity needs and capital projects. ONEOK Partners expects increases in cash flows from operations in the remainder of 2016, compared with the first quarter 2016, due primarily to the completion of its growth projects and new plant connections that ONEOK Partners expects will provide increasing volumes in the Natural Gas Gathering and Processing and Natural Gas Liquids segments. See discussion under “Short-term Liquidity” and “Long-term Financing” for more information.

Energy Commodity Prices - Although ONEOK Partners is subject to commodity price volatility, its commodity exposure has been reduced due primarily to contract restructuring in the Natural Gas Gathering and Processing segment. ONEOK Partners has also hedged a significant portion of the Natural Gas Gathering and Processing segment’s commodity price risk for 2016 and 2017. Significant fluctuations in commodity prices will affect its overall liquidity due to the impact commodity price changes have on its cash flows from operating activities, including the impact on working capital for NGLs and natural gas held in storage, margin requirements and certain energy-related receivables. The decline in commodity prices has contributed to a decrease in ONEOK Partners’ common unit price. While lower commodity prices and industry uncertainty may result in increased financing costs, we believe ONEOK Partners has secured sufficient access to the financial resources and liquidity necessary to meet its requirements for working capital, debt service payments and capital expenditures through 2016 and well into 2017. We believe that its available credit and cash and cash equivalents are adequate to meet liquidity requirements associated with commodity price volatility. See Note D of the Notes to Consolidated Financial Statements and the discussion under “Commodity Price Risk” in Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk, in this Quarterly Report for information on ONEOK Partners’ hedging activities.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Three Months Ended		2016 vs. 2015
	March 31,		Increase (Decrease)
	2016	2015
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$229.5	$39.3	$190.2
Investing activities	(169.9)	(333.8)	163.9
Financing activities	(20.0)	360.9	(380.9)
Change in cash and cash equivalents	39.6	66.4	(26.8)
Change in cash and cash equivalents included in discontinued operations	—	0.2	(0.2)
Change in cash and cash equivalents from continuing operations	39.6	66.6	(27.0)
Cash and cash equivalents at beginning of period	97.6	172.8	(75.2)
Cash and cash equivalents at end of period	$137.2	$239.4	$(102.2)

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

Cash flows from operating activities, before changes in operating assets and liabilities, were $331.9 million for the three months ended March 31, 2016, compared with $226.1 million for the same period in 2015. The increase is due primarily to higher natural gas gathered and NGL volumes from ONEOK Partners’ completed capital-growth projects in the Natural Gas Gathering and Processing and Natural Gas Liquids segments and higher fees resulting from contract restructuring in the Natural Gas Gathering and Processing segment, offset partially by lower net realized NGL and natural gas prices in the Natural Gas Gathering and Processing segment, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows by $102.4 million for the three months ended March 31, 2016, compared with a decrease of $186.8 million for the same period in 2015. This change is due primarily to the change in accounts receivable and accounts payable resulting from the timing of receipt of cash from customers and payments to vendors and suppliers, and the change in natural gas and NGLs in storage, which vary from period to period and vary with changes in commodity prices. In the first quarter 2015, ONEOK Partners also paid $55.1 million to settle forward-starting interest-rate swaps in connection with its March 2015 debt offering.

Investing Cash Flows - Cash used in investing activities decreased for the three months ended March 31, 2016, compared with the same period in 2015, due primarily to ONEOK Partners’ lower capital spending, compared with 2014 and 2015, as a result of spending reductions to align with customer needs and projects placed in service in 2015, offset partially by proceeds received from ONEOK Partners’ sale of assets.

Financing Cash Flows - Cash used by financing activities was $20.0 million for the three months ended March 31, 2016, compared with cash provided by financing activities of $360.9 million for the three months ended March 31, 2015. This change is due primarily to repayment of ONEOK Partners’ $650 million, 3.25 percent senior notes, which matured February 1, 2016, offset partially by higher long-term debt proceeds in three months ended March 31, 2016 related to ONEOK Partners’ $1.0 billion Term Loan Agreement, compared with ONEOK Partners’ $800 million senior notes offering in the same period in 2015.

REGULATORY, ENVIRONMENTAL AND SAFETY MATTERS

Environmental Matters - ONEOK Partners is subject to multiple environmental, historical preservation and wildlife preservation laws and/or regulations that affect many aspects of its present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetlands preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require ONEOK Partners to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits may expose ONEOK Partners to fines, penalties and/or interruptions in its operations that could be material to our results of operations. For example, if a leak or spill of hazardous substances or petroleum products occurs from pipelines or facilities that ONEOK Partners owns, operates or otherwise uses, ONEOK Partners could be held jointly and severally liable for all resulting liabilities, including response, investigation and cleanup costs, which could affect materially our results of operations and cash flows. In addition, emissions controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at ONEOK Partners’ facilities. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to ONEOK Partners.

Additional information about our regulatory, environmental and safety matters can be found in “Regulatory, Environmental and Safety Matters” under Part I, Item 1, Business, in our Annual Report.

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

•	difficulties or delays experienced by trucks, railroads or pipelines in delivering products to or from our terminals or pipelines;

•	changes in demand for the use of natural gas, NGLs and crude oil because of market conditions caused by concerns about climate change;

•	conflicts of interest between us, ONEOK Partners and related parties of ONEOK Partners;

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

ONEOK Partners is exposed to basis risk between the various production and market locations where it receives and sells commodities. Although ONEOK Partners’ businesses are predominately fee-based, in the Natural Gas Gathering and Processing segment, ONEOK Partners is exposed to commodity price risk as a result of receiving commodities as a portion of its compensation for services associated with its POP with fee contracts. ONEOK Partners has restructured a portion of its POP with fee contracts to include significantly higher fees, which reduces its equity volumes and the related commodity price exposure. However, under certain POP with fee contracts, ONEOK Partners’ fee revenues may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds.

The following tables set forth hedging information for the Natural Gas Gathering and Processing segment’s forecasted equity volumes for the periods indicated:

	Nine Months Ending December 31, 2016
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	8.9	$0.48	/ gallon	81%
Condensate (MBbl/d) - WTI-NYMEX	1.8	$58.68	/ Bbl	84%
Natural gas (BBtu/d) - NYMEX and basis	77.9	$2.85	/ MMBtu	90%

	Year Ending December 31, 2017
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	4.1	$0.46	/ gallon	34%
Condensate (MBbl/d) - WTI-NYMEX	1.5	$43.65	/ Bbl	61%
Natural gas (BBtu/d) - NYMEX and basis	73.1	$2.66	/ MMBtu	74%

We expect ONEOK Partners’ natural gas liquids and natural gas commodity price sensitivity within this segment to decrease in 2016, compared with 2015, as a result of the restructured contracts effective primarily in the fourth quarter 2015 and first quarter 2016. The Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at March 31, 2016. Condensate sales are typically based on the price of crude oil. We estimate the following for ONEOK Partners’ forecasted equity volumes, including the effects of hedging information set forth above, and assuming normal operating conditions:

•
a $0.01 per-gallon change in the composite price of NGLs would change adjusted EBITDA for the nine months ending December 31, 2016, and for the year ending December 31, 2017, by approximately $0.5 million and $1.6 million, respectively;

•
a $1.00 per-barrel change in the price of crude oil would change adjusted EBITDA for the nine months ending December 31, 2016, and for the year ending December 31, 2017, by approximately $0.2 million and $0.6 million, respectively; and

•
a $0.10 per-MMBtu change in the price of residue natural gas would change adjusted EBITDA for the nine months ending December 31, 2016, and for the year ending December 31, 2017, by approximately $0.2 million and $0.9 million, respectively.

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

The following table sets forth hedging information related to purchased put options to reduce commodity price sensitivity associated with certain POP with fee contracts:

	Nine Months Ending December 31, 2016
	Volumes Hedged	Average Strike Price		Fair Value Asset at March 31, 2016
				(Millions of dollars)
Propane (MBbl/d) - Conway	6.6	$0.40	/ gallon	$19.3
Natural gas (BBtu/d) - NYMEX	233.7	$2.35	/ MMBtu	$1.8

See Note D of the Notes to Consolidated Financial Statements in this Quarterly Report for information on ONEOK Partners’ hedging activities.

INTEREST-RATE RISK

We and ONEOK Partners are exposed to interest-rate risk through the ONEOK Credit Agreement, the ONEOK Partners Credit Agreement, ONEOK Partners’ commercial paper program and long-term debt issuances. Future increases in LIBOR, corporate commercial paper rates or corporate bond rates could expose us and ONEOK Partners to increased interest costs on future borrowings. We and ONEOK Partners manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. As of March 31, 2016, ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $1.0 billion to hedge the variability of ONEOK Partners’ LIBOR-based interest payments. In addition, ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $400 million at March 31, 2016, and December 31, 2015, to hedge the variability of interest payments on a portion of forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. All of ONEOK Partners’ interest-rate swaps are designated as cash flow hedges. At March 31, 2016, ONEOK Partners had $41.5 million of derivative liabilities related to these interest-rate swaps. At December 31, 2015, ONEOK Partners had derivative liabilities of $9.9 million related to these interest-rate swaps.

See Note D of the Notes to Consolidated Financial Statements in this Quarterly Report for information on our hedging activities.

COUNTERPARTY CREDIT RISK

ONEOK and ONEOK Partners assess the creditworthiness of their counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate. Certain of ONEOK Partners’ counterparties to the Natural Gas Gathering and Processing segment’s commodity sales, the Natural Gas Liquids segment’s marketing activities and the Natural Gas Pipelines segment’s storage activities may be impacted by the depressed commodity price environment and could experience financial problems, which could result in nonpayment and/or nonperformance, which could adversely impact our results of operations.

Customer concentration - For the three months ended March 31, 2016, one customer, BP p.l.c or its affiliates, represented more than 10 percent of our consolidated revenues, and 20 customers individually represented 1 percent or more of our consolidated revenues, the majority of which are investment-grade customers, as rated by S&P or Moody’s, or our comparable internal ratings, or secured by letters of credit or other collateral.

Natural Gas Gathering and Processing - The Natural Gas Gathering and Processing segment’s customers are crude oil and natural gas producers, which include both large integrated and independent exploration and production companies. ONEOK Partners is not typically exposed to material credit risk with exploration and production customers under POP with fee contracts as it receives proceeds from the sale of commodities and remits a portion of those proceeds back to the crude oil and natural gas producers. For the three months ended March 31, 2016, 99 percent of the downstream commodity sales in the Natural Gas Gathering and Processing segment were made to investment-grade customers, as rated by S&P or Moody’s, or our comparable internal ratings, or secured by letters of credit or other collateral.

Natural Gas Liquids - The Natural Gas Liquids segment’s customers are primarily NGL and natural gas gathering and processing companies; large integrated and independent crude oil and natural gas production companies; propane distributors; ethanol producers; and petrochemical, refining and NGL marketing companies. ONEOK Partners earns fee-based revenue from NGL and natural gas gathering and processing customers and natural gas liquids pipeline transportation customers. ONEOK Partners is not typically exposed to material credit risk on the majority of its exchange services fee revenues, as ONEOK Partners purchases NGLs from its gathering and processing customers and deducts fees from the amounts it remits. ONEOK Partners also earns sales revenue on the downstream sales of NGL products. For the three months ended March 31, 2016, more than 80 percent of this segment’s commodity sales were made to investment-grade customers, as rated by S&P or Moody’s, or our comparable internal ratings, or secured by letters of credit or other collateral. In addition, the majority of the Natural Gas Liquids segment’s pipeline tariffs provide ONEOK Partners the ability to require security from shippers.

Natural Gas Pipelines - The Natural Gas Pipelines segment’s customers are primarily local natural gas distribution companies, electric-generation facilities, large industrial companies, municipalities, irrigation customers and marketing companies. For the three months ended March 31, 2016, more than 85 percent of the revenues in this segment were from investment-grade customers, as rated by S&P or Moody’s, or our comparable internal ratings, or secured by letters of credit or other collateral. In addition, the majority of the Natural Gas Pipeline segment’s pipeline tariffs provide ONEOK Partners the ability to require security from shippers.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In March 2016, we reached an agreement in principle to settle the claims alleged against us and our affiliates, ONEOK Energy Services Company, L.P. and Kansas Gas Marketing Company, in the following putative class action lawsuits that claimed damages resulting from alleged market manipulation or false reporting of prices to gas index publications by us and others: Learjet, Inc., et al. v. ONEOK, Inc., et al. (filed in the District Court of Wyandotte, Kansas, in November 2005, transferred to MDL-1566 in the United States District Court for the District of Nevada); Arandell Corporation, et al. v. Xcel Energy, Inc., et al. (filed in the Circuit Court for Dane County, Wisconsin, in December 2006, transferred to MDL-1566 in the United States District Court for the District of Nevada); Heartland Regional Medical Center, et al. v. ONEOK, Inc., et al. (filed in the Circuit Court of Buchanan County, Missouri, in March 2007, transferred to MDL-1566 in the United States District Court for the District of Nevada); and NewPage Wisconsin System v. CMS Energy Resource Management Company, et al. (filed in the Circuit Court for Wood County, Wisconsin, in March 2009, transferred to MDL-1566 in the United States District Court for the

District of Nevada and now consolidated with the Arandell case). We anticipate a motion for preliminary approval of the proposed settlement will be filed in May 2016. The amount we expect to pay to settle these cases is not material to our results of operations, financial position or cash flows and is expected to be paid with cash on hand.

This agreement in principle to settle does not apply to Sinclair Oil Corporation v. ONEOK Energy Services Corporation, L.P., et al. (filed in the United States District Court for the District of Wyoming in September 2005, transferred to MDL-1566 in the United States District Court for the District of Nevada) or to Reorganized FLI, Inc. (formerly J.P. Morgan Trust Company) v. ONEOK, Inc., et al. (filed in the District Court of Wyandotte County, Kansas, in October 2005, transferred to MDL 166 in the United States District Court for the District of Nevada). We expect that future charges, if any, from the ultimate resolution of these matters will not be material to our results of operations, financial position or cash flows.

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

The following exhibits are filed as part of this Quarterly Report:

Exhibit No.	Exhibit Description

3.1	Amended and Restated By-laws of ONEOK, Inc. (incorporated by reference to Exhibit 3.1 to ONEOK, Inc.’s Current Report on Form 8-K filed on February 19, 2016 (File No. 001-13643)).

10.1
Term Loan Agreement, dated as of January 8, 2016, among ONEOK Partners, L.P., Mizuho Bank, Ltd., as administrative agent and a lender, and the other lenders parties thereto (incorporated by reference to Exhibit

10.1 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed on January 12, 2016 (File No. 001-12202)).

10.2
Guaranty Agreement, dated as of January 8, 2016, by ONEOK Partners Intermediate Limited Partnership in favor of Mizuho Bank, Ltd., as administrative agent, under the above-referenced Term Loan Agreement (incorporated by reference to Exhibit 10.2 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed on January 12, 2016 (File No. 001-12202)).

10.3
Extension Agreement, dated as of January 29, 2016, among ONEOK, Inc., Bank of America, N.A., as administrative agent, swingline lender, a letter of credit issuer and a lender, and the other lenders and letter of credit issuers parties thereto (incorporated by reference to Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K filed on February 3, 2016 (File No. 001-13643)).

10.4
Extension Agreement, dated as of January 29, 2016, among ONEOK Partners, L.P., Citibank, N.A., as administrative agent, swingline lender, a letter of credit issuer and a lender, and the other lenders and letter of credit issuers parties thereto (incorporated by reference to Exhibit 10.1 to ONEOK Partners, L.P.’s Current Report on Form 8-K filed on February 3, 2016 (File No. 001-12202)).

10.5
Form of 2016 Restricted Unit Award Agreement, effective February 17, 2016 (incorporated by reference to Exhibit 10.57 to ONEOK, Inc.’s Annual Report on Form 10-K filed on February 23, 2016 (File No. 001-13643)).

10.6
Form of 2016 Performance Unit Award Agreement, effective February 17, 2016 (incorporated by reference to Exhibit 10.58 to ONEOK, Inc.’s Annual Report on Form 10-K filed on February 23, 2016 (File No. 001-13643)).

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents:  (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015; (iv) Consolidated Balance Sheets at March 31, 2016, and December 31, 2015; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; (vi) Consolidated Statements of Changes in Equity for the three months ended March 31, 2016 and 2015; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: May 4, 2016	By:	/s/ Derek S. Reiners
Derek S. Reiners
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)