Form 10-Q
period 2016-06-30
ONEOK INC /NEW/
filed 2016-08-03
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016.
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
Yes __ No X

On July 25, 2016, the Company had 210,426,799 shares of common stock outstanding.

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

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2015
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
CFTC	U.S. Commodity Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
NGL(s)	Natural gas liquid(s)
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
ONEOK	ONEOK, Inc.
ONEOK Credit Agreement	ONEOK’s $300 million amended and restated revolving credit agreement effective as of January 31, 2014
ONEOK Partners	ONEOK Partners, L.P.
ONEOK Partners Credit Agreement	ONEOK Partners’ $2.4 billion amended and restated revolving credit agreement effective as of January 31, 2014, as amended
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and the sole general partner of ONEOK Partners
OPIS	Oil Price Information Service
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P., as amended
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
Roadrunner	Roadrunner Gas Transmission, LLC
S&P	S&P Global Ratings
SCOOP	South Central Oklahoma Oil Province, an area in the Anadarko Basin in Oklahoma
SEC	Securities and Exchange Commission
STACK	Sooner Trend Anadarko Canadian Kingfisher, an area in the Anadarko Basin in Oklahoma
Term Loan Agreement	ONEOK Partners’ senior unsecured delayed-draw three-year $1.0 billion term loan agreement dated January 8, 2016

West Texas LPG	West Texas LPG Pipeline Limited Partnership and Mesquite Pipeline
WTI	West Texas Intermediate
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2016	2015	2016	2015
	(Thousands of dollars, except per share amounts)
Revenues
Commodity sales	$1,633,272	$1,722,254	$2,916,783	$3,157,970
Services	500,835	405,798	991,783	775,388
Total revenues	2,134,107	2,128,052	3,908,566	3,933,358
Cost of sales and fuel (exclusive of items shown separately below)	1,527,323	1,603,093	2,723,061	2,946,957
Operations and maintenance	167,667	140,869	322,812	295,200
Depreciation and amortization	99,247	86,987	193,725	172,942
General taxes	24,172	24,481	46,042	49,168
(Gain) loss on sale of assets	413	(122)	(3,793)	(116)
Operating income	315,285	272,744	626,719	469,207
Equity in net earnings from investments (Note J)	32,372	30,040	65,286	60,961
Allowance for equity funds used during construction	—	742	208	1,541
Other income	4,804	60	5,109	2,670
Other expense	(941)	(1,960)	(1,578)	(2,738)
Interest expense (net of capitalized interest of $2,572, $9,927, $5,459 and $17,157, respectively)	(118,976)	(102,384)	(237,223)	(199,134)
Income before income taxes	232,544	199,242	458,521	332,507
Income taxes	(52,458)	(48,222)	(102,524)	(85,650)
Income from continuing operations	180,086	151,020	355,997	246,857
Income (loss) from discontinued operations, net of tax (Note M)	(227)	(140)	(1,179)	(284)
Net income	179,859	150,880	354,818	246,573
Less: Net income attributable to noncontrolling interests	93,915	74,375	185,428	109,268
Net income attributable to ONEOK	$85,944	$76,505	$169,390	$137,305
Amounts attributable to ONEOK:
Income from continuing operations	$86,171	$76,645	$170,569	$137,589
Income (loss) from discontinued operations	(227)	(140)	(1,179)	(284)
Net income	$85,944	$76,505	$169,390	$137,305
Basic earnings per share:
Income from continuing operations (Note H)	$0.41	$0.36	$0.81	$0.65
Income (loss) from discontinued operations	—	—	(0.01)	—
Net income	$0.41	$0.36	$0.80	$0.65
Diluted earnings per share:
Income from continuing operations (Note H)	$0.41	$0.36	$0.81	$0.65
Income (loss) from discontinued operations	(0.01)	—	(0.01)	—
Net income	$0.40	$0.36	$0.80	$0.65
Average shares (thousands)
Basic	211,075	210,204	210,928	210,059
Diluted	212,618	210,477	211,663	210,486
Dividends declared per share of common stock	$0.615	$0.605	$1.23	$1.21
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2016	2015	2016	2015
	(Thousands of dollars)
Net income	$179,859	$150,880	$354,818	$246,573
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives, net of tax of $13,295, $(2,726), $16,334 and $(1,047), respectively	(73,923)	15,255	(90,817)	4,377
Realized (gains) losses on derivatives in net income, net of tax of $1,193, $1,439, $2,469 and $2,664, respectively	(8,054)	(11,041)	(16,579)	(20,271)
Unrealized holding gains (losses) on available-for-sale securities, net of tax of $0, $0, $0 and $648, respectively	—	—	—	(955)
Change in pension and postretirement benefit plan liability, net of tax of $(1,035), $(1,600), $(2,070) and $(3,199), respectively	1,552	2,441	3,105	4,879
Other comprehensive income (loss) on investments in unconsolidated affiliates, net of tax of $848, $0, $1,732 and $0, respectively	(4,714)	—	(9,631)	—
Total other comprehensive income (loss), net of tax	(85,139)	6,655	(113,922)	(11,970)
Comprehensive income	94,720	157,535	240,896	234,603
Less: Comprehensive income attributable to noncontrolling interests	33,408	76,472	103,510	96,279
Comprehensive income attributable to ONEOK	$61,312	$81,063	$137,386	$138,324
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Unaudited)	2016	2015
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$180,854	$97,619
Accounts receivable, net	672,059	593,979
Materials and supplies	85,127	76,696
Natural gas and natural gas liquids in storage	245,946	128,084
Commodity imbalances	38,300	38,681
Other current assets	58,200	39,946
Assets of discontinued operations (Note M)	702	205
Total current assets	1,281,188	975,210
Property, plant and equipment
Property, plant and equipment	14,811,606	14,530,460
Accumulated depreciation and amortization	2,326,984	2,156,471
Net property, plant and equipment	12,484,622	12,373,989
Investments and other assets
Investments in unconsolidated affiliates	913,813	948,221
Goodwill and intangible assets	1,011,309	1,017,258
Other assets	118,980	112,598
Assets of discontinued operations (Note M)	12,988	18,835
Total investments and other assets	2,057,090	2,096,912
Total assets	$15,822,900	$15,446,111
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)
	June 30,	December 31,
(Unaudited)	2016	2015
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt (Note E)	$460,650	$110,650
Short-term borrowings (Note D)	576,307	546,340
Accounts payable	697,833	615,982
Commodity imbalances	105,544	74,460
Accrued interest	119,774	129,043
Other current liabilities	202,954	132,556
Liabilities of discontinued operations (Note M)	25,359	29,235
Total current liabilities	2,188,421	1,638,266
Long-term debt, excluding current maturities (Note E)	8,320,277	8,323,582
Deferred credits and other liabilities
Deferred income taxes	1,518,328	1,436,715
Other deferred credits	293,153	264,248
Liabilities of discontinued operations (Note M)	10,544	16,964
Total deferred credits and other liabilities	1,822,025	1,717,927
Commitments and contingencies (Note L)
Equity (Note F)
ONEOK shareholders’ equity:
Common stock, $0.01 par value: authorized 600,000,000 shares; issued 245,811,180 shares and outstanding 210,418,903 shares at June 30, 2016; issued 245,811,180 shares and outstanding 209,731,028 shares at December 31, 2015	2,458	2,458
Paid-in capital	1,294,583	1,378,444
Accumulated other comprehensive loss (Note G)	(159,246)	(127,242)
Retained earnings	—	—
Treasury stock, at cost: 35,392,277 shares at June 30, 2016, and 36,080,152 shares at December 31, 2015	(900,366)	(917,862)
Total ONEOK shareholders’ equity	237,429	335,798
Noncontrolling interests in consolidated subsidiaries	3,254,748	3,430,538
Total equity	3,492,177	3,766,336
Total liabilities and equity	$15,822,900	$15,446,111
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
(Unaudited)	2016	2015
	(Thousands of dollars)
Operating activities
Net income	$354,818	$246,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193,725	172,942
Equity in net earnings from investments	(65,286)	(60,961)
Distributions received from unconsolidated affiliates	72,204	61,969
Deferred income taxes	105,567	84,306
Share-based compensation expense	23,194	7,884
Pension and postretirement benefit expense, net of contributions	6,172	7,372
Allowance for equity funds used during construction	(208)	(1,541)
Gain on sale of assets	(3,793)	(116)
Changes in assets and liabilities:
Accounts receivable	(85,435)	59,120
Natural gas and natural gas liquids in storage	(117,862)	(16,003)
Accounts payable	103,976	(136,119)
Commodity imbalances, net	31,465	20,497
Settlement of exit activities liabilities	(11,590)	(22,385)
Accrued interest	(9,269)	10,206
Risk-management assets and liabilities	(60,016)	(66,148)
Other assets and liabilities, net	(6,056)	(33,676)
Cash provided by operating activities	531,606	333,920
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(333,254)	(629,448)
Contributions to unconsolidated affiliates	(19,830)	(33,222)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	36,373	18,814
Proceeds from sale of assets	18,232	691
Other	—	(12,607)
Cash used in investing activities	(298,479)	(655,772)
Financing activities
Borrowing (repayment) of short-term borrowings, net	29,967	(184,812)
Issuance of long-term debt, net of discounts	1,000,000	798,896
Debt financing costs	(2,770)	(7,850)
Repayment of long-term debt	(654,151)	(3,875)
Issuance of common stock	11,101	10,298
Issuance of common units, net of issuance costs	—	275,098
Dividends paid	(258,508)	(252,416)
Distributions to noncontrolling interests	(275,259)	(260,488)
Cash provided by (used in) financing activities	(149,620)	374,851
Change in cash and cash equivalents	83,507	52,999
Change in cash and cash equivalents included in discontinued operations	(272)	382
Change in cash and cash equivalents from continuing operations	83,235	53,381
Cash and cash equivalents at beginning of period	97,619	172,812
Cash and cash equivalents at end of period	$180,854	$226,193
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	ONEOK Shareholders’ Equity
(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Loss
	(Shares)	(Thousands of dollars)
January 1, 2016	245,811,180	$2,458	$1,378,444	$(127,242)
Net income	—	—	—	—
Other comprehensive income (loss) (Note G)	—	—	—	(32,004)
Common stock issued	—	—	(2,034)	—
Common stock dividends - $1.23 per share (Note F)	—	—	(89,118)	—
Distributions to noncontrolling interests	—	—	—	—
Other	—	—	7,291	—
June 30, 2016	245,811,180	$2,458	$1,294,583	$(159,246)

	ONEOK Shareholders’ Equity
(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Loss
	(Shares)	(Thousands of dollars)
January 1, 2015	245,811,180	$2,458	$1,541,583	$(136,353)
Net income	—	—	—	—
Other comprehensive income (loss) (Note G)	—	—	—	1,019
Common stock issued	—	—	(4,300)	—
Common stock dividends - $1.21 per share (Note F)	—	—	—	—
Issuance of common units of ONEOK Partners (Note K)	—	—	26,294	—
Distributions to noncontrolling interests	—	—	—	—
Other	—	—	739	—
June 30, 2015	245,811,180	$2,458	$1,564,316	$(135,334)

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Continued)
	ONEOK Shareholders’ Equity
(Unaudited)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2016	$—	$(917,862)	$3,430,538	$3,766,336
Net income	169,390	—	185,428	354,818
Other comprehensive income (loss) (Note G)	—	—	(81,918)	(113,922)
Common stock issued	—	17,496	—	15,462
Common stock dividends - $1.23 per share (Note F)	(169,390)	—	—	(258,508)
Distributions to noncontrolling interests	—	—	(275,259)	(275,259)
Other	—	—	(4,041)	3,250
June 30, 2016	$—	$(900,366)	$3,254,748	$3,492,177

	ONEOK Shareholders’ Equity
(Unaudited)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2015	$138,128	$(953,701)	$3,413,768	$4,005,883
Net income	137,305	—	109,268	246,573
Other comprehensive income (loss) (Note G)	—	—	(12,989)	(11,970)
Common stock issued	—	16,650	—	12,350
Common stock dividends - $1.21 per share (Note F)	(252,416)	—	—	(252,416)
Issuance of common units of ONEOK Partners (Note K)	—	—	232,254	258,548
Distributions to noncontrolling interests	—	—	(260,488)	(260,488)
Other	102	—	38	879
June 30, 2015	$23,119	$(937,051)	$3,481,851	$3,999,359

See accompanying Notes to Consolidated Financial Statements.

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2015 year-end consolidated balance sheet data was derived from our audited financial statements but does not include all disclosures required by GAAP. Certain reclassifications have been made in the prior-year financial statements to conform to the current-year presentation. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements in our Annual Report.

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

As a result of adopting ASU 2015-02 described below, we have concluded that ONEOK Partners is a VIE and that we are the primary beneficiary. Therefore, we continue to consolidate ONEOK Partners. See Note K for additional information.

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

Recently Issued Accounting Standards Update - In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendment also requires the acquirer to record the income statement effects of changes to provisional amounts in the financial statements in the period in which the adjustments occurred. This guidance was effective for public companies for fiscal years beginning after December 15, 2015. We adopted this guidance in the first quarter 2016, and there was no impact, but it could impact us in the future if we complete any acquisitions with subsequent measurement period adjustments.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which eliminates the presumption that a general partner should consolidate a limited partnership. It also modifies the evaluation of whether limited partnerships are variable interest entities or voting interest entities and adds requirements that limited partnerships must meet to qualify as voting interest entities. This guidance was effective for public companies for fiscal years beginning after December 15, 2015. We adopted this guidance in the first quarter 2016. As a result of adopting this guidance, we no longer consolidate ONEOK Partners under the presumption that a general partner should consolidate a limited partnership. We concluded, however, that ONEOK Partners is a VIE and ONEOK is the primary beneficiary, and we therefore consolidate ONEOK Partners under the variable interest model of consolidation. There was no financial statement impact due to the change in consolidation methodology. See Note K for additional information.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented net of the allowance for credit losses to reflect the net carrying value at the amount expected to be collected on the financial asset; and the initial allowance for credit losses for purchased financial assets, including available-for-sale debt securities, to be added to the purchase price rather than being reported as a credit loss expense. This guidance is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for the fiscal years beginning after December 15, 2018. We expect to adopt this guidance in the first quarter 2020, and we are evaluating the impact on us.

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

In addition, as prescribed by the income approach, we compute the fair value of derivatives by discounting the projected future cash flows from the derivative assets and liabilities to present value using interest-rate yields to calculate present-value discount factors derived from LIBOR, Eurodollar futures and the LIBOR interest-rate swaps market. We also take into consideration the potential impact on market prices of liquidating positions in an orderly manner over a reasonable period of time under current market conditions. We consider current market data in evaluating counterparties’, as well as our own, nonperformance risk, net of collateral, by using specific and sector bond yields and monitoring the credit default swap markets. Although we use our best estimates to determine the fair value of the executed derivative contracts , the ultimate market prices realized could differ from our estimates, and the differences could be material.

The fair value of forward-starting interest-rate swaps are determined using financial models that incorporate the implied forward LIBOR yield curve for the same period as the future interest-rate swap settlements.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	June 30, 2016
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$13,966	$—	$3,205	$17,171	$(10,970)	$6,201
Physical contracts	—	—	68	68	—	68
Total derivative assets	$13,966	$—	$3,273	$17,239	$(10,970)	$6,269
Derivative liabilities
Commodity contracts
Financial contracts	$(15,352)	$—	$(12,365)	$(27,717)	$27,717	$—
Physical contracts	—	—	(4,929)	(4,929)	—	(4,929)
Interest-rate contracts	—	(70,111)	—	(70,111)	—	(70,111)
Total derivative liabilities	$(15,352)	$(70,111)	$(17,294)	$(102,757)	$27,717	$(75,040)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At June 30, 2016, we had no cash held and posted $33.5 million of cash with various counterparties, including $16.7 million of cash collateral that is offsetting derivative net liability positions under master-netting arrangements in the table above. The remaining $16.8 million of cash collateral in excess of derivative net liability positions is included in other current assets in our Consolidated Balance Sheets.
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
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At December 31, 2015, we held $34.4 million of cash from various counterparties that is offsetting derivative net asset positions in the table above under master-netting arrangements and had no cash collateral posted.
(b) - Included in other current assets or other current liabilities in our Consolidated Balance Sheets.

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Assets (Liabilities)	2016	2015	2016	2015
	(Thousands of dollars)
Net assets at beginning of period	$34	$7,040	$7,331	$9,285
Total realized/unrealized gains (losses):
Included in earnings (a)	318	(159)	(427)	110
Included in other comprehensive income (loss)	(14,373)	3,506	(20,925)	992
Net assets (liabilities) at end of period	$(14,021)	$10,387	$(14,021)	$10,387
(a) - Included in commodity sales revenues in our Consolidated Statements of Income.

Realized/unrealized gains (losses) include the realization of derivative contracts through maturity. During the three and six months ended June 30, 2016 and 2015, gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the end of each reporting period were not material.

We recognize transfers into and out of the levels in the fair value hierarchy as of the end of each reporting period. During the three and six months ended June 30, 2016 and 2015, there were no transfers between levels.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $9.0 billion and $7.4 billion at June 30, 2016, and December 31, 2015, respectively. The book value of our consolidated long-term debt, including current maturities, was $8.8 billion and $8.4 billion at June 30, 2016, and December 31, 2015, respectively. The estimated fair value of the aggregate of ONEOK’s and ONEOK Partners’ senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

C.	RISK-MANAGEMENT AND HEDGING ACTIVITIES USING DERIVATIVES

Risk-Management Activities - We are sensitive to changes in natural gas, crude oil and NGL prices, principally as a result of contractual terms under which these commodities are processed, purchased and sold. We use physical-forward purchases and sales and financial derivatives to secure a certain price for a portion of its natural gas, condensate and NGL products; to reduce its exposure to commodity price and interest-rate fluctuations; and to achieve more predictable cash flows. We follow established policies and procedures to assess risk and approve, monitor and report risk-management activities. We have not used these instruments for trading purposes. We are also subject to the risk of interest-rate fluctuation in the normal course of business.

Commodity price risk - Commodity price risk refers to the risk of loss in cash flows and future earnings arising from adverse changes in the price of natural gas, NGLs and condensate. We use the following commodity derivative instruments to mitigate the near-term commodity price risk associated with a portion of the forecasted sales of these commodities:

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

•
Swaps - Exchange of one or more payments based on the value of one or more commodities. These instruments transfer the financial risk associated with a future change in value between the counterparties of the transaction, without also conveying ownership interest in the asset or liability; and

•
Options - Contractual agreements that give the holder the right, but not the obligation, to buy or sell a fixed quantity of a commodity at a fixed price within a specified period of time. Options may either be standardized and exchange-traded or customized and nonexchange-traded.

We may also use other instruments including collars to mitigate commodity price risk. A collar is a combination of a purchased put option and a sold call option, which places a floor and a ceiling price for commodity sales being hedged.

The Natural Gas Gathering and Processing segment is exposed to commodity price risk as a result of receiving commodities as a portion of its compensation for services associated with its POP with fee contracts. Under certain POP with fee contracts, ONEOK Partners’ fee revenues may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. The Natural Gas Gathering and Processing segment also is exposed to basis risk between the various production and market locations where it receives and sells commodities. As part of our hedging strategy, we use the previously described commodity derivative financial instruments and physical-forward contracts to reduce the impact of price fluctuations related to natural gas, NGLs and condensate.

The Natural Gas Liquids segment is exposed to location price differential risk, primarily as a result of the relative value of NGL purchases at one location and sales at another location. The Natural Gas Liquids segment also is exposed to commodity price risk resulting from the relative values of the various NGL products to each other, NGLs in storage and the relative value of NGLs to natural gas. We utilize physical-forward contracts and commodity derivative financial instruments to reduce the impact of price fluctuations related to NGLs.

The Natural Gas Pipelines segment is exposed to commodity price risk because its intrastate and interstate natural gas pipelines retain natural gas from its customers for operations or as part of its fee for services provided. When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by its customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose it to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in the Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we use physical-forward sales or purchases to reduce the impact of price fluctuations related to natural gas. At June 30, 2016, and December 31, 2015, there were no financial derivative instruments with respect to ONEOK Partners’ natural gas pipeline operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. As of June 30, 2016, ONEOK Partners had interest-rate swaps with notional amounts totaling $1.0 billion to hedge the variability of ONEOK Partners’ LIBOR-based interest payments. In June 2016, ONEOK Partners entered into forward-starting interest-rate swaps with notional amounts totaling $750 million to hedge the variability of interest payments on a portion of its forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. At June 30, 2016, and December 31, 2015, ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $1.2 billion and $400 million, respectively, to hedge the variability of interest payments on a portion of its forecasted debt issuances. All of ONEOK Partners’ interest-rate swaps are designated as cash flow hedges.

Accounting Treatment - All derivative instruments are recorded at fair value, with the exception of normal purchases and normal sales transactions that are expected to result in physical delivery. Commodity price and interest-rate volatility may have a significant impact on the fair value of derivative instruments as of a given date. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it.

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

To reduce our exposure to fluctuations in natural gas, NGLs and condensate prices, we periodically enter into futures, forward purchases and sales, options or swap transactions in order to hedge anticipated purchases and sales of natural gas, NGLs and condensate. Interest-rate swaps are used from time to time to manage interest-rate risk. Under certain conditions, these derivative instruments are designated as a hedge of exposure to changes in fair values or cash flows. All relationships between hedging instruments and hedged items are formally documented, as well as risk-management objectives and strategies for undertaking various hedge transactions, and methods for assessing and testing correlation and hedge ineffectiveness. The forecasted transaction that has been designated as the hedged item in a cash flow hedge relationship is specifically identified. The effectiveness of hedging relationships are assessed quarterly by performing an effectiveness analysis on the fair value and cash flow hedging relationships to determine whether the hedge relationships are highly effective on a retrospective and prospective basis. Normal purchases and normal sales transactions that are expected to result in physical delivery and, through election, are exempt from derivative accounting treatment are also documented.

The realized revenues and purchase costs of derivative instruments not considered held for trading purposes and derivatives that qualify as normal purchases or normal sales that are expected to result in physical delivery are reported on a gross basis.

Cash flows from futures, forwards and swaps that are accounted for as hedges are included in the same category as the cash flows from the related hedged items in our Consolidated Statements of Cash Flows.

Fair Values of Derivative Instruments - See Note B for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of derivative instruments for the periods indicated:

	June 30, 2016		December 31, 2015
	Assets (a)	(Liabilities) (a)	Assets (b)	(Liabilities) (b)
	(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	$14,591	$(25,028)	$39,255	$(1,440)
Physical contracts	68	(4,929)	3,591	—
Interest-rate contracts	—	(70,111)	—	(9,936)
Total derivatives designated as hedging instruments	14,659	(100,068)	42,846	(11,376)
Derivatives not designated as hedging instruments
Commodity contracts
Financial contracts	2,580	(2,689)	6,919	(6,586)
Total derivatives not designated as hedging instruments	2,580	(2,689)	6,919	(6,586)
Total derivatives	$17,239	$(102,757)	$49,765	$(17,962)
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

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		June 30, 2016		December 31, 2015
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures and swaps	—	(41.2)	—	(27.1)
- Natural gas (Bcf)	Put options	89.7	—	—	—
- Crude oil and NGLs (MMBbl)	Futures, forwards and swaps	—	(5.5)	—	(2.3)
- Propane (MMBbl)	Put options	1.5	—	—	—
Basis
- Natural gas (Bcf)	Futures and swaps	—	(41.2)	—	(27.1)
Interest-rate contracts (Millions of dollars)	Swaps	$2,150.0	$—	$400.0	$—
Derivatives not designated as hedging instruments:
Fixed price
- NGLs (MMBbl)	Futures, forwards and swaps	0.8	(1.0)	0.6	(0.6)

These notional amounts are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and, consequently, do not reflect actual exposure to market or credit risk.

Cash Flow Hedges - At June 30, 2016, our Consolidated Balance Sheet reflected a net loss of $159.2 million in accumulated other comprehensive loss. The portion of accumulated other comprehensive loss attributable to commodity derivative financial instruments is an unrealized loss of $8.8 million, net of tax, which will be realized within the next 18 months as the forecasted transactions affect earnings. If commodity prices remain at current levels, we will realize approximately $5.8 million in net losses over the next 12 months and approximately $3.0 million in net losses thereafter. The amount deferred in accumulated other comprehensive loss attributable to settled interest-rate swaps is a loss of $47.0 million, net of tax, which will be recognized over the life of the long-term, fixed-rate debt, including losses of $6.3 million, net of tax, that will be reclassified into earnings during the next 12 months as the hedged items affect earnings. The remaining amounts in accumulated other comprehensive loss are attributable primarily to forward-starting interest-rate swaps with future settlement dates, which will be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of the debt.

The following table sets forth the unrealized effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Thousands of dollars)
Commodity contracts	$(58,654)	$1,072	$(46,976)	$11,091
Interest-rate contracts	(28,564)	16,909	(60,175)	(5,667)
Total unrealized gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion)	$(87,218)	$17,981	$(107,151)	$5,424

The following table sets forth the effect of cash flow hedges in our Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Three Months Ended		Six Months Ended
		June 30,		June 30,
		2016	2015	2016	2015
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues	$14,049	$17,078	$28,548	$31,250
Interest-rate contracts	Interest expense	(4,802)	(4,598)	(9,500)	(8,315)
Total gain (loss) reclassified from accumulated other comprehensive loss into net income on derivatives (effective portion)		$9,247	$12,480	$19,048	$22,935

Ineffectiveness related to our cash flow hedges for the three and six months ended June 30, 2016 and 2015, was not material. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings. For the three and six months ended June 30, 2016 and 2015, there were no gains or losses due to the discontinuance of cash flow hedge treatment.

Credit Risk - We monitor the creditworthiness of our counterparties and compliance with policies and limits established by our Risk Oversight and Strategy Committee. We maintain credit policies with regard to our counterparties that we believe minimize overall credit risk. These policies include an evaluation of potential counterparties’ financial condition (including credit ratings, bond yields and credit default swap rates), collateral requirements under certain circumstances and the use of standardized master-netting agreements that allow us to net the positive and negative exposures associated with a single counterparty. We have counterparties whose credit is not rated, and for those customers, we use internally developed credit ratings.

From time to time, ONEOK Partners may enter into financial derivative instruments that contain provisions that require it to maintain an investment-grade credit rating from S&P and/or Moody’s. If ONEOK Partners’ credit ratings on its senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk at June 30, 2016.

The counterparties to our derivative contracts consist primarily of major energy companies, financial institutions and commercial and industrial end users. This concentration of counterparties may affect our overall exposure to credit risk, either positively or negatively, in that the counterparties may be affected similarly by changes in economic, regulatory or other conditions. Based on our policies, exposures, credit and other reserves, we do not anticipate a material adverse effect on our financial position or results of operations as a result of counterparty nonperformance.

At June 30, 2016, the net credit exposure from our derivative assets is primarily with investment-grade companies in the financial services sector.

D.	SHORT-TERM BORROWINGS

ONEOK Credit Agreement - In January 2016, we extended the term of the ONEOK Credit Agreement by one year to January 2020. The ONEOK Credit Agreement is a $300 million revolving credit facility and contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to Consolidated EBITDA (EBITDA, as defined in our ONEOK Credit Agreement) of no more than 4.0 to 1. Upon breach of certain covenants by us in the ONEOK Credit Agreement, amounts outstanding under the ONEOK Credit Agreement, if any, may become due and payable immediately. At June 30, 2016, ONEOK’s ratio of indebtedness to Consolidated EBITDA was 2.2 to 1, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement.

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

At June 30, 2016, ONEOK had $1.1 million in letters of credit issued and no borrowings under the ONEOK Credit Agreement.

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

ONEOK Partners had $14 million of letters of credit issued, no borrowings outstanding and approximately $1.8 billion capacity available at June 30, 2016, under the ONEOK Partners Credit Agreement.

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

The ONEOK Partners Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1. If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters. If ONEOK Partners were to breach certain covenants in the ONEOK Partners Credit Agreement, amounts outstanding under the ONEOK Partners Credit Agreement, if any, may become due and payable immediately. At June 30, 2016, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 4.2 to 1, and it was in compliance with all covenants under the ONEOK Partners Credit Agreement.

Neither ONEOK nor ONEOK Partners guarantees the debt or other similar commitments of unaffiliated parties. ONEOK does not guarantee the debt, commercial paper or other similar commitments of ONEOK Partners, and ONEOK Partners does not guarantee the debt or other similar commitments of ONEOK.

ONEOK Partners Commercial Paper Program - At June 30, 2016, ONEOK Partners had $576 million of commercial paper outstanding under its $2.4 billion commercial paper program with weighted-average interest rates of 1.17 percent. Amounts outstanding under ONEOK Partners’ commercial paper program reduce the borrowing capacity under the ONEOK Partners Credit Agreement.

E.	LONG-TERM DEBT

The following table sets forth our long-term debt for the periods indicated:

	June 30,	December 31,
	2016	2015
	(Thousands of dollars)
ONEOK
$700,000 at 4.25% due 2022	$547,397	$547,397
$500,000 at 7.5% due 2023	500,000	500,000
$100,000 at 6.5% due 2028	87,190	87,516
$100,000 at 6.875% due 2028	100,000	100,000
$400,000 at 6.0% due 2035	400,000	400,000
Total ONEOK senior notes payable	1,634,587	1,634,913
ONEOK Partners
$650,000 at 3.25% due 2016	—	650,000
$450,000 at 6.15% due 2016	450,000	450,000
$400,000 at 2.0% due 2017	400,000	400,000
$425,000 at 3.2% due 2018	425,000	425,000
$1,000,000 term loan, variable rate, due 2019	1,000,000	—
$500,000 at 8.625% due 2019	500,000	500,000
$300,000 at 3.8% due 2020	300,000	300,000
$900,000 at 3.375% due 2022	900,000	900,000
$425,000 at 5.0% due 2023	425,000	425,000
$500,000 at 4.9% due 2025	500,000	500,000
$600,000 at 6.65% due 2036	600,000	600,000
$600,000 at 6.85% due 2037	600,000	600,000
$650,000 at 6.125% due 2041	650,000	650,000
$400,000 at 6.2% due 2043	400,000	400,000
Guardian Pipeline
Average 7.85% due 2022	48,082	51,907
Total ONEOK Partners long-term debt	7,198,082	6,851,907
Total long-term debt	8,832,669	8,486,820
Unamortized portion of terminated swaps	21,045	21,904
Unamortized debt issuance costs and discounts	(72,787)	(74,492)
Current maturities	(460,650)	(110,650)
Long-term debt, excluding current maturities	$8,320,277	$8,323,582

ONEOK Debt Issuance - In August 2015, we completed an underwritten public offering of $500 million, 7.5 percent senior notes due 2023. The net proceeds, after deducting underwriting discounts, commissions and other expenses, were approximately $487.1 million. We used the proceeds together with cash on hand to purchase $650 million of additional common units from ONEOK Partners.

ONEOK Partners Debt Issuances and Maturities - In January 2016, ONEOK Partners entered into the $1.0 billion senior unsecured delayed-draw Term Loan Agreement with a syndicate of banks. The Term Loan Agreement matures in January 2019 and bears interest at LIBOR plus a margin that is based on the credit ratings assigned to ONEOK Partners’ senior, unsecured, long-term indebtedness. Based on ONEOK Partners’ current applicable credit rating, borrowings on the Term Loan Agreement accrue at LIBOR plus 130 basis points. At June 30, 2016 the interest rate was 1.74 percent. The Term Loan Agreement contains an option, which may be exercised up to two times, to extend the term of the loan, in each case, for an additional one-year term, subject to approval of the banks. The Term Loan Agreement allows prepayment of all or any portion outstanding without penalty or premium and contains substantially the same covenants as the ONEOK Partners Credit Agreement. During the first quarter 2016, ONEOK Partners drew the full $1.0 billion available under the agreement and used the proceeds to repay its $650 million, 3.25 percent senior notes, to repay amounts outstanding under its commercial paper program and for general partnership purposes. At June 30, 2016, ONEOK Partners’ $450 million, 6.15 percent senior notes due October 1, 2016, are reflected in current maturities of long-term debt in our Consolidated Balance Sheet.

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

F.	EQUITY

Dividends - Dividends paid on our common stock to shareholders of record at the close of business on February 1, 2016, and May 2, 2016, were $0.615 per share in each instance. A dividend of $0.615 per share was declared for shareholders of record at the close of business on August 8, 2016, payable August 14, 2016.

See Note K for a discussion of ONEOK Partners’ issuance of common units and distributions to noncontrolling interests.

G.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the period indicated:

	Unrealized Gains (Losses) on Risk- Management Assets/Liabilities (a)	Pension and Postretirement Benefit Plan Obligations (a) (b)	Unrealized Gains (Losses) on Risk- Management Assets/Liabilities of Unconsolidated Affiliates (a)	Accumulated Other Comprehensive Loss (a)
	(Thousands of dollars)
January 1, 2016	$(42,199)	$(84,543)	$(500)	$(127,242)
Other comprehensive income (loss) before reclassifications	(27,813)	6	(2,950)	(30,757)
Amounts reclassified from accumulated other comprehensive loss	(4,346)	3,099	—	(1,247)
Net current period other comprehensive income (loss) attributable to ONEOK	(32,159)	3,105	(2,950)	(32,004)
June 30, 2016	$(74,358)	$(81,438)	$(3,450)	$(159,246)
(a) All amounts are presented net of tax.
(b) Includes amounts related to supplemental executive retirement plan.

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss in our Consolidated Statements of Income for the periods indicated:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended		Six Months Ended		Affected Line Item in the Consolidated Statements of Income
	June 30,		June 30,
	2016	2015	2016	2015
	(Thousands of dollars)
Unrealized gains (losses) on risk-management assets/liabilities
Commodity contracts	$14,049	$17,078	$28,548	$31,250	Commodity sales revenues
Interest-rate contracts	(4,802)	(4,598)	(9,500)	(8,315)	Interest expense
	9,247	12,480	19,048	22,935	Income before income taxes
	(1,193)	(1,439)	(2,469)	(2,664)	Income tax expense
	8,054	11,041	16,579	20,271	Net income
Noncontrolling interests	5,953	8,523	12,233	15,595	Less: Net income attributable to noncontrolling interests
	$2,101	$2,518	$4,346	$4,676	Net income attributable to ONEOK

Pension and postretirement benefit plan obligations (a)
Amortization of net loss	$(2,997)	$(4,423)	$(5,995)	$(8,846)
Amortization of unrecognized prior service cost	415	392	830	784
	(2,582)	(4,031)	(5,165)	(8,062)	Income before income taxes
	1,033	1,613	2,066	3,225	Income tax expense
	$(1,549)	$(2,418)	$(3,099)	$(4,837)	Net income attributable to ONEOK

Total reclassifications for the period attributable to ONEOK	$552	$100	$1,247	$(161)	Net income attributable to ONEOK
(a) These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note I for additional detail of our net periodic benefit cost.

H.	EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended June 30, 2016
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$86,171	211,075	$0.41
Diluted EPS from continuing operations
Effect of dilutive securities	—	1,543
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$86,171	212,618	$0.41

	Three Months Ended June 30, 2015
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$76,645	210,204	$0.36
Diluted EPS from continuing operations
Effect of dilutive securities	—	273
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$76,645	210,477	$0.36

	Six Months Ended June 30, 2016
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$170,569	210,928	$0.81
Diluted EPS from continuing operations
Effect of dilutive securities	—	735
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$170,569	211,663	$0.81

	Six Months Ended June 30, 2015
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$137,589	210,059	$0.65
Diluted EPS from continuing operations
Effect of dilutive securities	—	427
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$137,589	210,486	$0.65

I.	EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and postretirement benefit plans for our continuing operations for the periods indicated:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$1,622	$1,887	$3,244	$3,774
Interest cost	4,947	4,546	9,894	9,092
Expected return on assets	(5,077)	(5,213)	(10,154)	(10,426)
Amortization of unrecognized prior service cost	—	23	—	46
Amortization of net loss	2,736	3,987	5,473	7,974
Net periodic benefit cost	$4,228	$5,230	$8,457	$10,460

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$149	$186	$298	$372
Interest cost	601	587	1,202	1,173
Expected return on assets	(531)	(564)	(1,062)	(1,128)
Amortization of unrecognized prior service cost	(415)	(415)	(830)	(830)
Amortization of net loss	261	436	522	872
Net periodic benefit cost	$65	$230	$130	$459

J.	UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments - The following table sets forth ONEOK Partners’ equity in net earnings from investments for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Thousands of dollars)
Northern Border Pipeline	$15,723	$15,273	$34,397	$34,975
Overland Pass Pipeline Company	13,608	9,623	26,912	16,510
Other	3,041	5,144	3,977	9,476
Equity in net earnings from investments	$32,372	$30,040	$65,286	$60,961

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of ONEOK Partners’ unconsolidated affiliates for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Thousands of dollars)
Income Statement
Operating revenues	$142,631	$125,738	$279,203	$255,319
Operating expenses	$66,674	$55,959	$125,373	$113,538
Net income	$69,420	$62,643	$141,457	$129,002

Distributions paid to ONEOK Partners	$62,024	$41,354	$108,577	$80,783

ONEOK Partners incurred expenses in transactions with unconsolidated affiliates of $34.7 million and $25.9 million for the three months ended June 30, 2016 and 2015, respectively, and $68.3 million and $45.8 million for the six months ended June 30, 2016 and 2015, respectively, primarily related to Overland Pass Pipeline Company and Northern Border Pipeline. Accounts payable to ONEOK Partners’ equity-method investees at June 30, 2016, and December 31, 2015, were $12.2 million and $8.0 million, respectively.

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

Overland Pass Pipeline Company - The Overland Pass Pipeline Company limited liability company agreement provides that distributions to Overland Pass Pipeline Company’s members are to be made on a pro rata basis according to each member’s percentage interest. The Overland Pass Pipeline Company Management Committee determines the amount and timing of such distributions. Any changes to, or suspension of, the cash distributions from Overland Pass Pipeline Company requires the unanimous approval of the Overland Pass Pipeline Company Management Committee. Cash distributions are equal to 100 percent of available cash as defined in the limited liability company agreement.

Roadrunner Gas Transmission - In March 2015, ONEOK Partners entered into a 50-50 joint venture with a subsidiary of Fermaca Infrastructure B.V. (Fermaca), a Mexico City-based natural gas infrastructure company, to construct a pipeline to transport natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas. During the six months ended June 30, 2016, ONEOK Partners made contributions of approximately $20 million to Roadrunner, and expects to contribute approximately $45 million to Roadrunner during the remainder of 2016.

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

Ownership Interest in ONEOK Partners - Our ownership interest in ONEOK Partners is shown in the table below at June 30, 2016:

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

The following table shows the carrying amount and classification of ONEOK Partners’ assets and liabilities in our Consolidated Balance Sheets:

	June 30,	December 31,
	2016	2015
	(Thousands of dollars)
Assets
Total current assets	$1,096,107	$883,164
Net property, plant and equipment	12,372,176	12,256,791
Total investments and other assets	1,749,593	1,787,631
Total assets	$15,217,876	$14,927,586
Liabilities
Total current liabilities	$2,140,793	$1,580,300
Long-term debt, excluding current maturities	6,691,950	6,695,312
Total deferred credits and other liabilities	183,200	154,631
Total liabilities	$9,015,943	$8,430,243

ONEOK receives distributions from ONEOK Partners through its general partner and limited partner interests, but otherwise the assets of ONEOK Partners cannot be used to settle obligations of ONEOK. ONEOK does not guarantee the debt, commercial paper or other similar commitments of ONEOK Partners, and the obligations of ONEOK Partners may only be settled using the assets of ONEOK Partners. ONEOK Partners does not guarantee the debt or other similar commitments of ONEOK.

Equity Issuances - In August 2015, ONEOK Partners completed the sale to us in a private placement of 21.5 million common units at a price of $30.17 per unit. Additionally, ONEOK Partners completed a concurrent sale of approximately 3.3 million common units at a price of $30.17 per unit to funds managed by Kayne Anderson Capital Advisors in a registered direct offering, which were issued through ONEOK Partners’ existing “at-the-market” equity program. The combined offerings generated net proceeds of approximately $749 million. In conjunction with these issuances, ONEOK Partners GP contributed approximately $15.3 million in order to maintain our 2 percent general partner interest in ONEOK Partners. ONEOK Partners used the proceeds for general partnership purposes, including capital expenditures and repayment of commercial paper borrowings.

ONEOK Partners has an “at-the-market” equity program for the offer and sale from time to time of its common units, up to an aggregate amount of $650 million. The program allows ONEOK Partners to offer and sell its common units at prices it deems appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between ONEOK Partners and the sales agent. ONEOK Partners is under no obligation to offer and sell common units under the program. At June 30, 2016, ONEOK Partners had approximately $138 million of registered common units available for issuance through its “at-the-market” equity program.

During the three and six months ended June 30, 2016, no common units were sold through ONEOK Partners’ “at-the-market” equity program.

During the three months ended June 30, 2015, ONEOK Partners sold 5.5 million common units through its “at-the-market” equity program. The net proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $208.1 million, which were used for general partnership purposes, including repayment of commercial paper borrowings.

During the six months ended June 30, 2015, ONEOK Partners sold 7.2 million common units through its “at-the-market” equity program. The net proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $279.7 million, which were used for general partnership purposes, including repayment of commercial paper borrowings.

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

In July 2016, a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) was declared for the second quarter 2016 and will be paid on August 14, 2016, to unitholders of record at the close of business on August 8, 2016.

The following table sets forth ONEOK Partners’ distributions paid in the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Thousands, except per unit amounts)
Distribution per unit	$0.79	$0.79	$1.58	$1.58

General partner distributions	$6,660	$5,955	$13,320	$11,869
Incentive distributions	100,538	89,889	201,076	179,168
Distributions to general partner	107,198	95,844	214,396	191,037
Limited partner distributions to ONEOK	90,323	73,302	180,646	146,604
Limited partner distributions to noncontrolling interest	135,479	128,583	270,959	255,794
Total distributions paid	$333,000	$297,729	$666,001	$593,435

The following table sets forth ONEOK Partners’ distributions declared for the periods indicated and paid within 45 days of the end of the period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Thousands, except per unit amounts)
Distribution per unit	$0.79	$0.79	$1.58	$1.58

General partner distributions	$6,660	$6,081	$13,320	$12,036
Incentive distributions	100,538	91,794	201,076	181,683
Distributions to general partner	107,198	97,875	214,396	193,719
Limited partner distributions to ONEOK	90,323	73,302	180,646	146,604
Limited partner distributions to noncontrolling interest	135,479	132,862	270,959	261,445
Total distributions declared	$333,000	$304,039	$666,001	$601,768

Affiliate Transactions - We provide a variety of services to our affiliates, including cash management and financial services, employee benefits, legal and administrative services by our employees and management, insurance and office space leased in our headquarters building and other field locations. Where costs are incurred specifically on behalf of an affiliate, the costs are billed directly to the affiliate by us. In other situations, the costs may be allocated to the affiliates through a variety of methods, depending upon the nature of the expenses and the activities of the affiliates. For the three months ended June 30, 2016 and 2015, $100.8 million and $86.7 million, respectively, of ONEOK Partners’ operating expenses were incurred with us. For the six months ended June 30, 2016 and 2015, $189.9 million and $176.3 million, respectively, of ONEOK Partners’ operating expenses were incurred with us.

ONEOK Partners has an operating agreement with Roadrunner, that provides for reimbursement or payment to it for management services and certain operating costs. Charges to Roadrunner included in operating income in our Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, were not material.

L.	COMMITMENTS AND CONTINGENCIES

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

Legal Proceedings - Gas Index Pricing Litigation - In May 2016, the United States District Court for the District of Nevada (“the Court”) entered an order granting summary judgment in favor of us and our affiliate ONEOK Energy Services Company, L.P. (“OESC”) in Reorganized FLI, Inc. previously reported in our Annual Report. The Court determined that the plaintiff’s claim is barred by a release obtained in a prior lawsuit against us and OESC. Upon entry of a final judgment, Reorganized FLI, Inc. may pursue an appeal of this determination to the Ninth Circuit Court of Appeals.

In March 2016, we reached an agreement in principle to settle the claims alleged against us and our affiliates, OESC and Kansas Gas Marketing Company, in the following putative class action lawsuits, previously reported in our Annual Report, that claimed damages resulting from alleged market manipulation or false reporting of prices to gas index publications by us and others: Learjet, Arandell, Heartland Regional Medical Center, and NewPage. The amount we expect to pay to settle these cases is not material to our results of operations, financial position or cash flows and is expected to be paid with cash on hand.

This agreement in principle to settle does not apply to the Sinclair case, previously reported in our Annual Report. We expect that future charges, if any, from the ultimate resolution of these matters will not be material to our results of operations, financial position or cash flows.

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

M.	DISCONTINUED OPERATIONS

In 2014, we completed the wind down of our former energy services business. We executed agreements to release a significant portion of our nonaffiliated natural gas transportation and storage contracts to third parties that resulted in noncash charges.

The following table summarizes the change in our liability related to released capacity contracts for the periods indicated:

	Six Months Ended
	June 30,
	2016	2015
	(Millions of dollars)
Beginning balance	$36.3	$73.8
Settlements	(11.6)	(22.4)
Accretion	0.3	0.6
Ending balance	$25.0	$52.0

We expect future cash payments associated with released transportation and storage capacity contracts from the wind down of our former energy services business to total approximately $25 million, which consists of approximately $7 million to be paid in the remainder of 2016, $10 million in 2017, $4 million in 2018 and $4 million over the period 2019 through 2023.

Results of Operations of Discontinued Operations - The results of operations for our former energy services business have been reported as discontinued operations for all periods presented. Income (loss) from discontinued operations, net of tax, in the Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, includes accretion expense, net of tax benefit, on the released contracts for our former energy services business.

Statement of Financial Position of Discontinued Operations - At June 30, 2016, and December 31, 2015, assets and liabilities of discontinued operations in our Consolidated Balance Sheets relate primarily to deferred tax assets and capacity release obligations associated with our former energy services business.

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

Accounting Policies - The accounting policies of the segments are described in Note A of the Notes to Consolidated Financial Statements in our Annual Report. Our chief operating decision maker reviews the financial performance of each of the three segments of ONEOK Partners, as well as our financial performance, on a regular basis. Beginning in 2016, adjusted EBITDA by segment, a non-GAAP financial measure, is utilized in this evaluation. We believe this non-GAAP financial measure is useful to investors because it is used by many companies in our industry as a measurement of financial performance and is commonly employed by financial analysts and others to evaluate our financial performance and to compare our financial performance with the performance of other publicly traded partnerships within our industry. Adjusted EBITDA is defined as net income adjusted for interest expense, depreciation and amortization, noncash impairment charges, income taxes and AFUDC and other noncash items. Adjusted EBITDA should not be considered an alternative to net income, earnings per unit or any other measure of financial performance presented in accordance with GAAP. Additionally, this calculation may not be comparable with similarly titled measures of other companies. Prior period segment disclosures have been recast to reflect this change.

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

For the three months ended June 30, 2016, ONEOK Partners had no single customer from which it received 10 percent or more of our consolidated revenues. For the three months ended June 30, 2015, and the six months ended June 30, 2016, and June 30, 2015, ONEOK Partners had one customer, BP p.l.c. or its affiliates, from which it received $224.6 million, $396.5 million and $409.5 million, respectively, in total revenues from all of its operating segments, or approximately 11 percent, 10 percent and 10 percent of our consolidated revenues, respectively.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended June 30, 2016	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$293,071	$1,754,122	$86,401	$513	$2,134,107
Intersegment revenues	183,688	117,871	1,668	(303,227)	—
Total revenues	476,759	1,871,993	88,069	(302,714)	2,134,107
Cost of sales and fuel (exclusive of items shown separately below)	299,991	1,525,234	5,112	(303,014)	1,527,323
Operating costs	69,304	83,769	29,189	9,577	191,839
Depreciation and amortization	46,413	40,696	11,398	740	99,247
(Gain) loss on sale of assets	(240)	(71)	725	(1)	413
Operating income	$61,291	$222,365	$41,645	$(10,016)	$315,285
Equity in net earnings from investments	$2,576	$13,904	$15,892	$—	$32,372
Capital expenditures	$84,674	$20,779	$29,278	$2,112	$136,843
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $297.5 million, of which $258.4 million related to sales within the segment, cost of sales and fuel of $112.7 million and operating income of $120.8 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $56.6 million, cost of sales and fuel of $5.7 million and operating income of $23.8 million.

Three Months Ended June 30, 2015	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$279,498	$1,769,580	$78,429	$545	$2,128,052
Intersegment revenues	180,564	79,295	1,683	(261,542)	—
Total revenues	460,062	1,848,875	80,112	(260,997)	2,128,052
Cost of sales and fuel (exclusive of items shown separately below)	322,927	1,535,492	6,005	(261,331)	1,603,093
Operating costs	63,550	77,410	25,240	(850)	165,350
Depreciation and amortization	35,952	39,433	10,814	788	86,987
(Gain) loss on sale of assets	(195)	73	—	—	(122)
Operating income	$37,828	$196,467	$38,053	$396	$272,744
Equity in net earnings from investments	$4,922	$9,693	$15,425	$—	$30,040
Capital expenditures	$205,434	$59,087	$15,613	$5,467	$285,601
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $227.5 million, of which $186.4 million related to sales within the segment, cost of sales and fuel of $98.9 million and operating income of $73.6 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $64.1 million, cost of sales and fuel of $7.0 million and operating income of $25.7 million.

Six Months Ended June 30, 2016	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$610,117	$3,125,547	$171,875	$1,027	$3,908,566
Intersegment revenues	298,653	233,836	2,167	(534,656)	—
Total revenues	908,770	3,359,383	174,042	(533,629)	3,908,566
Cost of sales and fuel (exclusive of items shown separately below)	566,291	2,682,184	9,044	(534,458)	2,723,061
Operating costs	138,910	156,951	56,702	16,291	368,854
Depreciation and amortization	88,264	81,402	22,577	1,482	193,725
(Gain) loss on sale of assets	(1,485)	(7)	(2,239)	(62)	(3,793)
Operating income	$116,790	$438,853	$87,958	$(16,882)	$626,719
Equity in net earnings from investments	$5,391	$27,251	$32,644	$—	$65,286
Investments in unconsolidated affiliates	$68,854	$471,415	$373,544	$—	$913,813
Total assets	$5,222,225	$8,289,089	$1,856,128	$455,458	$15,822,900
Noncontrolling interests in consolidated subsidiaries	$—	$159,049	$—	$3,095,699	$3,254,748
Capital expenditures	$226,171	$54,986	$47,226	$4,871	$333,254
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $579.3 million, of which $489.2 million related to sales within the segment, cost of sales and fuel of $219.5 million and operating income of $236.4 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $111.4 million, cost of sales and fuel of $11.3 million and operating income of $46.9 million.

Six Months Ended June 30, 2015	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations (c)	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$567,514	$3,204,393	$160,359	$1,092	$3,933,358
Intersegment revenues	348,171	140,574	3,302	(492,047)	—
Total revenues	915,685	3,344,967	163,661	(490,955)	3,933,358
Cost of sales and fuel (exclusive of items shown separately below)	653,858	2,764,357	20,431	(491,689)	2,946,957
Operating costs	132,760	159,656	52,482	(530)	344,368
Depreciation and amortization	71,749	78,727	21,570	896	172,942
(Gain) loss on sale of assets	(196)	81	(1)	—	(116)
Operating income	$57,514	$342,146	$69,179	$368	$469,207
Equity in net earnings from investments	$9,161	$16,673	$35,127	$—	$60,961
Investments in unconsolidated affiliates	$252,468	$485,381	$408,558	$—	$1,146,407
Total assets	$5,007,456	$8,139,590	$1,848,779	$655,355	$15,651,180
Noncontrolling interests in consolidated subsidiaries	$4,065	$162,494	$—	$3,315,292	$3,481,851
Capital expenditures	$460,735	$132,553	$25,205	$10,955	$629,448
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $437.3 million, of which $351.7 million related to sales within the segment, cost of sales and fuel of $184.6 million and operating income of $138.5 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $133.4 million, cost of sales and fuel of $15.4 million and operating income of $53.1 million.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2016	2015	2016	2015
	(Thousands of dollars)
Segment Adjusted EBITDA:
Natural Gas Gathering and Processing	$110,298	$78,062	$210,333	$138,580
Natural Gas Liquids	276,611	244,591	546,780	437,246
Natural Gas Pipelines	68,542	65,234	142,881	135,946
Other	(2,768)	(2,228)	(5,682)	(5,701)
Depreciation and amortization	(99,247)	(86,987)	(193,725)	(172,942)
Interest expense, net of capitalized interest	(118,976)	(102,384)	(237,223)	(199,134)
Income taxes	(52,458)	(48,222)	(102,524)	(85,650)
AFUDC and other	(1,916)	2,954	(4,843)	(1,488)
Income from continuing operations	180,086	151,020	355,997	246,857
Income (loss) from discontinued operations, net of tax	(227)	(140)	(1,179)	(284)
Net income	$179,859	$150,880	$354,818	$246,573

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Ownership of ONEOK Partners - ONEOK and its subsidiaries own all of the general partner interest and a portion of the limited partner interests, which, together, represent a 41.2 percent ownership interest at June 30, 2016, in ONEOK Partners (NYSE: OKS), one of the largest publicly traded master limited partnerships.

ONEOK Partners has a predominantly fee-based business in each of its three reportable segments and expects its consolidated earnings to be approximately 85 percent fee-based in 2016. Despite the lower crude oil, natural gas and NGL price environment and reduced capital spending by producers, we continue to expect demand for midstream nondiscretionary services and infrastructure development to be primarily driven by producers who need to connect production with end-use markets where current infrastructure is insufficient or nonexistent. We expect additional demand for ONEOK Partners’ services to support increased demand for NGL products from ethylene producers and NGL exporters and increased demand for natural gas from power plants previously fueled by coal and natural gas exports to Mexico.

We expect the Natural Gas Liquids segment’s earnings to be approximately 90 percent fee-based in 2016. ONEOK Partners connected seven third-party natural gas processing plants and its Lonesome Creek processing plant to the natural gas liquids system in 2015, three third-party natural gas processing plants in the first half of 2016 and expects to connect two additional third-party natural gas processing plants and its Bear Creek processing plant during the remainder of 2016, favorably impacting the Natural Gas Liquids segment’s fee-based volume growth. In this segment, ONEOK Partners is well-positioned to capture future increases in ethane transportation and fractionation volumes due to increased demand in the petrochemical industry from the completion of the ethylene production projects and NGL export activity without significant additional infrastructure needs or capital spending on ONEOK Partners’ system.

Ethane rejection levels by natural gas processors delivering to ONEOK Partners’ natural gas liquids gathering system decreased to approximately 150 MBbl/d during the second quarter 2016, compared with an average of more than 175 MBbl/d during the second half of 2015 and first quarter 2016, primarily in the Mid-Continent region. While the volume of ethane recovered increased during the second quarter 2016, a portion of the fees associated with those volumes gathered and fractionated was previously being earned under contracts with minimum volume obligations. We expect ethane rejection levels to continue to fluctuate for the remainder of 2016 as the market begins to balance ethane supply and demand and with changes in the price differentials between ethane and natural gas. We expect ethane rejection levels to decrease as ethylene producers and NGL exporters increase their capacity to consume and export additional ethane feedstock volumes. Ethane demand is expected to ramp up as new world-scale ethylene production projects, petrochemical plant modifications, plant expansions and export facilities near completion and begin coming on line in early 2017. We expect future ethane recoveries to have a favorable impact on our financial results.

In 2015, the Natural Gas Gathering and Processing segment restructured many POP with fee contracts associated with a significant amount of its gathered volumes to increase the fee-based component in the contracts. These restructured contracts and increased natural gas gathered and processed volumes favorably impacted results in the first half of 2016, and we expect to continue to receive the benefit of the improved earnings from these contracts and volumes throughout 2016. In the first half of 2016, the Natural Gas Gathering and Processing segment’s fee revenues averaged $0.72 per MMBtu, compared with an average of $0.37 per MMBtu in the first half of 2015. As a result of these restructured contracts, we expect the Natural Gas Gathering and Processing segment’s earnings to be more than 75 percent fee-based in 2016. To mitigate the impact of its remaining commodity price exposure, ONEOK Partners has hedged a significant portion of the Natural Gas Gathering and Processing segment’s commodity price risk for 2016 and 2017.

Although drilling activity continued to slow in the first half of 2016, many of ONEOK Partners’ customers continue to drill and complete new wells in the most productive areas of the Williston Basin. A significant portion of ONEOK Partners’ Williston Basin gathering and processing assets are located in these areas, which typically produce at higher initial production rates compared with other areas and have higher natural gas to oil ratios and have slower natural gas decline rates than crude oil.

ONEOK Partners’ natural gas volumes gathered and processed and NGL volumes gathered and fractionated increased in the first half of 2016, compared with the first half of 2015, due primarily to the completion of six compressor stations during 2015 and the addition of the 200 MMcf/d Lonesome Creek plant in the fourth quarter 2015, which allowed ONEOK Partners to capture a significant portion of natural gas volumes previously being flared by producers in the Williston Basin. Additionally, we expect to benefit from production from new wells completed in the second half of 2016 and new wells on ONEOK Partners’ dedicated acreage in the Williston Basin that have been drilled previously but have not yet been completed.

We expect the Natural Gas Pipelines segment’s earnings to be approximately 96 percent fee-based in 2016. This segment continues to develop new projects to grow ONEOK Partners’ fee-based earnings, such as ONEOK Partners’ Roadrunner joint venture, which is a pipeline fully subscribed with 25-year firm, fee-based agreements. We expect additional demand for ONEOK Partners’ services to deliver natural gas to power plants previously fueled by coal and to support increased demand for natural gas exports to Mexico. Additionally, the Natural Gas Pipelines segment’s contracts are primarily with large creditworthy companies and include fixed fee or firm demand charge agreements that provide a minimum level of revenues regardless of commodity prices or volumetric throughput.

While commodity prices increased relative to the first quarter 2016, commodity prices in the first half of 2016 were relatively unchanged from year-end 2015 and lower compared with the first half of 2015. WTI crude oil prices averaged approximately $40.00 per barrel in the first half of 2016, compared with prices averaging approximately $50.00 per barrel in the first half of 2015. NYMEX natural gas prices averaged approximately $2.10 per MMBtu in the first half of 2016, compared with prices averaging approximately $2.80 per MMBtu in the first half of 2015. OPIS Conway propane prices averaged $0.40 per gallon in the first half of 2016, compared with prices averaging $0.45 per gallon in the first half of 2015.

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

ONEOK Partners’ Growth Projects - Crude oil and natural gas producers continue to drill for crude oil and NGL-rich natural gas in many regions where ONEOK Partners operates, including in the Bakken Shale and Three Forks formations in the Williston Basin; in the Cana-Woodford Shale, Woodford Shale, Springer Shale, STACK and SCOOP areas in the Mid-Continent region; and in the Permian Basin. ONEOK Partners’ current projects are expected to expand its natural gas gathering and processing and natural gas liquids gathering infrastructure in the Williston Basin to capture natural gas from new wells and additional natural gas currently being flared by producers, and to supply ethane produced by its Stateline de-ethanizers to customers exporting to Canada. In the Natural Gas Pipelines segment, through the Roadrunner joint venture, the Roadrunner pipeline transports natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas, and is fully subscribed with 25-year firm, fee-based agreements. Phase I of the Roadrunner pipeline was completed in March 2016. The Roadrunner pipeline connects with ONEOK Partners’ existing natural gas pipeline and storage infrastructure in Texas and, together with the WesTex intrastate natural gas transmission pipeline expansion project, creates a platform for future opportunities to deliver natural gas supply to Mexico. Phase II of the Roadrunner pipeline, which is currently under construction and expected to be complete in the fourth quarter 2016, will provide additional delivery capacity to these markets in Mexico. The execution of these capital investments aligns with ONEOK Partners’ strategy to generate consistent growth and sustainable earnings through long-term fee-based projects. ONEOK Partners’ contractual commitments from crude oil and natural gas producers, natural gas processors and electric generators are expected to provide incremental cash flows and long-term fee-based earnings.

In 2016, ONEOK Partners expects lower capital spending, compared with 2015, due to the completion of projects and spending reductions to align with customer needs. If the current commodity price environment persists for a prolonged period, it may further impact the timing or demand for additional infrastructure projects or growth opportunities in the future.

See additional discussion of ONEOK Partners’ other growth projects in the “Financial Results and Operating Information” section in the Natural Gas Gathering and Processing, Natural Gas Liquids and Natural Gas Pipelines segments.

Dividends/Distributions - We declared a quarterly dividend of $0.615 per share ($2.46 per share on an annualized basis) in July 2016. ONEOK Partners declared a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) in July 2016 for the second quarter 2016. The quarterly dividend and distribution will be paid August 14, 2016, to shareholders and unitholders of record at the close of business on August 8, 2016.

ONEOK Partners Debt Issuance - In January 2016, ONEOK Partners entered into the $1.0 billion senior unsecured Term Loan Agreement with a syndicate of banks that matures in January 2019 and drew the full $1.0 billion available in the first quarter 2016. See Note E of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2016 vs. 2015		2016 vs. 2015
Financial Results	2016	2015	2016	2015	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues
Commodity sales	$1,633.3	$1,722.3	$2,916.8	$3,158.0	$(89.0)	(5%)	$(241.2)	(8%)
Services	500.8	405.8	991.8	775.4	95.0	23%	216.4	28%
Total revenues	2,134.1	2,128.1	3,908.6	3,933.4	6.0	—%	(24.8)	(1%)
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	1,527.3	1,603.1	2,723.1	2,947.0	(75.8)	(5%)	(223.9)	(8%)
Operating costs	191.9	165.4	368.9	344.4	26.5	16%	24.5	7%
Depreciation and amortization	99.2	87.0	193.7	172.9	12.2	14%	20.8	12%
(Gain) loss on sale of assets	0.4	(0.1)	(3.8)	(0.1)	(0.5)	*	3.7	*
Operating income	$315.3	$272.7	$626.7	$469.2	$42.6	16%	$157.5	34%
Equity in net earnings from investments	$32.4	$30.0	$65.3	$61.0	$2.4	8%	$4.3	7%
Interest expense, net of capitalized interest	$(119.0)	$(102.4)	$(237.2)	$(199.1)	$16.6	16%	$38.1	19%
Adjusted EBITDA	$452.7	$385.7	$894.3	$706.1	$67.0	17%	$188.2	27%
Capital expenditures	$136.8	$285.6	$333.3	$629.4	$(148.8)	(52)%	$(296.1)	(47)%
* Percentage change is greater than 100 percent.
See Reconciliation of Adjusted EBITDA to Net Income in the “Adjusted EBITDA” section.

Due to the nature of ONEOK Partners’ contracts, changes in commodity prices and volumes affect both commodity sales and cost of sales and fuel in our Consolidated Statements of Income and therefore the impact is largely offset between the two line items.

Operating income increased for the three and six months ended June 30, 2016, compared with the same periods in 2015, due primarily to higher natural gas gathered and NGL volumes from ONEOK Partners’ completed capital projects in the Natural Gas Gathering and Processing and Natural Gas Liquids segments and new plant connections and decreased ethane rejection in the Natural Gas Liquids segment, and higher fees resulting from contract restructuring in the Natural Gas Gathering and Processing segment. These increases were offset partially by lower net realized NGL and natural gas prices in the Natural Gas Gathering and Processing segment, higher depreciation expense due to projects completed in 2015, higher costs associated with the impact of the non-cash mark-to-market of a share-based deferred compensation plan and higher employee-related costs associated with incentive and medical benefit plans.

Equity in net earnings from investments increased for the three and six months ended June 30, 2016, compared with the same periods in 2015, due primarily to higher volumes delivered to Overland Pass Pipeline from ONEOK Partners’ Bakken NGL Pipeline.

Interest expense increased for the three months ended June 30, 2016, compared with the same period in 2015, primarily as a result of higher interest costs incurred associated with ONEOK Partners’ borrowing under the Term Loan Agreement during the first quarter 2016, higher short-term borrowing rates and lower capitalized interest due to lower spending on capital-growth projects and higher interest costs incurred associated with our $500 million debt issuance in August 2015. Interest expense increased for the six months ended June 30, 2016, compared with the same period in 2015, primarily as a result of the items discussed above and higher interest costs incurred associated with ONEOK Partners’ issuance of $800 million of senior notes in March 2015.

Adjusted EBITDA increased for the three and six months ended June 30, 2016, compared with the same periods in 2015, due primarily to higher natural gas gathered and NGL volumes from ONEOK Partners’ completed capital-growth projects in the Natural Gas Gathering and Processing and Natural Gas Liquids segments and new plant connections and decreased ethane rejection in the Natural Gas Liquids segment, and higher fees resulting from contract restructuring in the Natural Gas Gathering and Processing segment. These increases were offset partially by lower net realized NGL and natural gas prices in the Natural Gas Gathering and Processing segment.

Capital expenditures decreased for the three and six months ended June 30, 2016, compared with the same periods in 2015, due to projects placed in service in 2015, spending reductions to align with customer needs and lower well connect activities in the Natural Gas Gathering and Processing segment due to a reduction in drilling and completion activity.

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

This segment gathers and processes natural gas in the Williston Basin, which is located in portions of North Dakota and Montana, including the oil-producing, NGL-rich Bakken Shale and Three Forks formation, and is its most active region with continued volume growth and additional gathering and processing infrastructure needs. The Mid-Continent region is located in Western Oklahoma, which includes the NGL-rich Cana-Woodford Shale, STACK, SCOOP, Woodford Shale, Springer Shale and the Mississippian Lime formation; and Southwest Kansas, which includes the Hugoton Basin, Central Kansas Uplift Basin and the Mississippian Lime formation. The Powder River Basin is primarily located in Wyoming, which includes the NGL-rich Frontier, Turner, Sussex and Niobrara Shales where ONEOK Partners’ Sage Creek system provides gathering and processing services to customers in the southeast portion of Wyoming.

Revenues for this segment are derived primarily from POP contracts with fee-based components and fee-only contracts. Under a POP contract with fee-based components, ONEOK Partners charges fees for gathering, treating, compressing and processing the producer’s natural gas, and retains a percentage of the proceeds from the sale of residue natural gas, condensate and/or NGLs. Over time as these contracts are renewed or restructured, ONEOK Partners has generally increased the fee components and reduced the percent of proceeds retained from the sale of the commodities. As a result, ONEOK Partners’ mix of commodity and fee-based earnings continues to change as volumes naturally decline on older contracts where it retains a higher percent of proceeds and volumes increase on contracts with higher fee components. Additionally, under certain POP with fee contracts the fee revenues may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. With a fee-only contract, ONEOK Partners is paid a fee for the services it provides, based on volumes gathered, processed, treated and/or compressed.

ONEOK Partners has restructured many of its contracts to significantly increase its fees, and as a result of these restructured contracts, we expect the Natural Gas Gathering and Processing segment’s earnings to be more than 75 percent fee-based in 2016. These restructured contracts and increased natural gas gathered and processed volumes favorably impacted ONEOK Partners’ results for the three and six months ended June 30, 2016, and we expect to continue to receive the benefit of improved earnings from these contracts. ONEOK Partners’ NGLs, natural gas and crude oil commodity price sensitivity in this segment has continued to decrease in 2016 as a result of these restructured contracts. Additionally, ONEOK Partners uses commodity derivative instruments and physical-forward contracts to reduce its near-term sensitivity to fluctuations in the natural gas, crude oil and NGL commodity prices under POP with fee contracts. ONEOK Partners will continue to seek opportunities to increase its fee-based earnings and reduce its commodity price exposure.

We expect ONEOK Partners’ natural gas gathered and processed volumes in the Williston Basin to grow in 2016, compared with 2015, despite expected reductions in producer drilling activity, due to the following:

•
the opportunity to capture additional natural gas currently being flared by producers through natural gas compression and processing capacity placed in service in late 2015 and projects that are expected to be completed in 2016;

•	the connection of wells that have been drilled but not yet completed;

•
producers focusing their drilling in the most productive areas in which ONEOK Partners has significant gathering and processing assets, which typically produce at higher initial production rates compared with other areas and have higher natural gas to oil ratios and have slower natural gas decline rates than crude oil;

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

In 2015, ONEOK Partners completed the following projects:

Completed Projects	Location	Capacity	Approximate Costs (a)	Completion Date
			(In millions)
Rocky Mountain Region
Lonesome Creek processing plant and infrastructure	Williston Basin	200 MMcf/d	$600	November 2015
Sage Creek infrastructure	Powder River Basin	Various	$35	December 2015
Natural gas compression	Williston Basin	100 MMcf/d	$75	December 2015
(a) - Excludes AFUDC.

ONEOK Partners has the following natural gas processing plants and related infrastructure in various stages of construction:

Projects in Progress	Location	Capacity	Approximate Costs (a)	Expected Completion Date
(In millions)
Rocky Mountain Region
Stateline de-ethanizers	Williston Basin	26 MBbl/d	$80-$85	Third quarter 2016
Bear Creek processing plant and infrastructure	Williston Basin	80 MMcf/d	$230-$270	Third quarter 2016
Bronco processing plant and infrastructure	Powder River Basin	50 MMcf/d	$130-$200	Suspended
Demicks Lake processing plant and infrastructure	Williston Basin	200 MMcf/d	$475-$670	Suspended
Mid-Continent Region
Knox processing plant and infrastructure	SCOOP	200 MMcf/d	$240-$470	Suspended
Total			$1,155-$1,695
(a) - Excludes AFUDC.

As a result of reductions in crude oil and natural gas drilling by producers due to the decline in crude oil, natural gas and NGL prices and the expectation of slower supply growth or declines, in 2015 ONEOK Partners suspended capital expenditures for certain natural gas processing plants and field infrastructure. ONEOK Partners could resume its suspended capital-growth projects when market conditions improve and its customers’ needs change. If the current commodity price environment persists for a prolonged period, it may further impact the timing or demand for these projects and additional infrastructure projects or growth opportunities in the future.

For a discussion of ONEOK Partners’ capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results - The Natural Gas Gathering and Processing segment’s financial results for the three and six months ended June 30, 2016, reflect the benefits from the completed projects in the table above. The lower commodity price environment continues to impact ONEOK Partners’ 2016 financial results but the impact has been mitigated partially by restructured contracts, which became effective primarily in the fourth quarter 2015 and first quarter 2016. Additionally, with current market conditions, crude oil and natural gas producers are focusing their drilling activities in the most productive areas that are most economical to develop and have higher production volumes, which offsets partially the reduction in drilling activity.

The following table sets forth certain selected financial results for the Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2016 vs. 2015		2016 vs. 2015
Financial Results	2016	2015	2016	2015	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL sales	$152.4	$156.2	$247.0	$304.4	$(3.8)	(2%)	$(57.4)	(19%)
Condensate sales	14.9	15.6	27.6	27.6	(0.7)	(4%)	—	—%
Residue natural gas sales	136.6	203.0	294.3	424.4	(66.4)	(33%)	(130.1)	(31%)
Gathering, compression, dehydration and processing fees and other revenue	172.9	85.3	339.9	159.3	87.6	*	180.6	*
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(300.0)	(323.0)	(566.3)	(653.9)	(23.0)	(7%)	(87.6)	(13%)
Operating costs	(69.3)	(63.5)	(138.9)	(132.8)	5.8	9%	6.1	5%
Equity in net earnings from investments	2.6	4.9	5.4	9.2	(2.3)	(47%)	(3.8)	(41%)
Other	0.2	(0.4)	1.3	0.4	0.6	*	0.9	*
Adjusted EBITDA	$110.3	$78.1	$210.3	$138.6	$32.2	41%	$71.7	52%
Capital expenditures	$84.7	$205.4	$226.2	$460.7	$(120.7)	(59%)	$(234.5)	(51%)
* Percentage change is greater than 100 percent.
See Reconciliation of Adjusted EBITDA to Net Income in the “Adjusted EBITDA” section.

Adjusted EBITDA increased $32.2 million for the three months ended June 30, 2016, compared with the same period in 2015, primarily as a result of the following:

•
an increase of $36.6 million due primarily to restructured contracts resulting in higher average fee rates and a lower percentage of proceeds retained from the sale of commodities under the POP with fee contracts; and

•	an increase of $33.5 million due primarily to natural gas volume growth in the Williston Basin, offset partially by volume declines in the Mid-Continent region; offset partially by

•	a decrease of $28.6 million due primarily to lower net realized NGL and natural gas prices;

•	an increase of $5.8 million in operating costs due primarily to higher employee-related costs associated with incentive and medical benefit plans and ONEOK Partners’ completed capital projects; and

•	a decrease of $1.8 million due primarily to decreased ethane rejection to maintain downstream NGL product specifications.

Adjusted EBITDA increased $71.7 million for the six months ended June 30, 2016, compared with the same period in 2015, primarily as a result of the following:

•
an increase of $78.5 million due primarily to restructured contracts resulting in higher average fee rates and a lower percentage of proceeds retained from the sale of commodities under the POP with fee contracts; and

•	an increase of $64.7 million due primarily to natural gas volume growth in the Williston Basin, offset partially by volume declines in the Mid-Continent region; offset partially by

•	a decrease of $58.5 million due primarily to lower net realized NGL and natural gas prices;

•	an increase of $6.1 million in operating costs due primarily to higher employee-related costs associated with incentive and medical benefit plans and ONEOK Partners’ completed capital projects; and

•	a decrease of $4.0 million due primarily to decreased ethane rejection to maintain downstream NGL product specifications.

Capital expenditures decreased for the three and six months ended June 30, 2016, compared with the same periods in 2015, due to projects placed in service in 2015, spending reductions to align with customer needs and lower well connect activities due to a reduction in drilling and completion activity.

See “Capital Expenditures” in “Liquidity and Capital Resources” for additional detail of our projected capital expenditures.

Selected Operating Information - The following tables set forth selected operating information for the Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2016	2015	2016	2015
Natural gas gathered (BBtu/d)	2,039	1,926	2,083	1,867
Natural gas processed (BBtu/d) (b)	1,882	1,677	1,915	1,651
NGL sales (MBbl/d)	158	127	157	117
Residue natural gas sales (BBtu/d)	854	864	897	823
Realized composite NGL net sales price ($/gallon) (c) (d)	$0.24	$0.38	$0.22	$0.38
Realized condensate net sales price ($/Bbl) (c) (e)	$37.20	$35.46	$35.23	$32.89
Realized residue natural gas net sales price ($/MMBtu) (c) (e)	$2.86	$3.38	$2.73	$3.65
Average fee rate ($/MMBtu)	$0.76	$0.39	$0.72	$0.37
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.
(c) - Includes the impact of hedging activities on ONEOK Partners’ equity volumes.
(d) - Net of transportation and fractionation costs.
(e) - Net of transportation costs.

Natural gas gathered, natural gas processed and NGL sales increased during the three months ended June 30, 2016, compared with the same period in 2015, due to the completion of growth projects in the Williston Basin, offset partially by planned facility maintenance and weather events in the Williston Basin and natural gas volume declines in the Mid-Continent region.

Natural gas gathered, natural gas processed, NGL sales and residue natural gas sales increased during the six months ended June 30, 2016, compared with the same period in 2015, due to the completion of growth projects in the Williston Basin, offset partially by planned facility maintenance and weather events in the Williston Basin and natural gas volume declines in the Mid-Continent region.

The quantity and composition of NGLs and natural gas have varied as new plants were placed in service and to ensure natural gas and natural gas liquids pipeline specifications were met. Beginning in June 2015, ONEOK Partners reduced the level of ethane rejection in the Rocky Mountain region to address downstream NGL product specifications.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Equity Volume Information (a)	2016	2015	2016	2015

NGL sales - including ethane (MBbl/d)	16.0	21.1	16.2	19.0
Condensate sales (MBbl/d)	2.6	3.1	2.6	3.1
Residue natural gas sales (BBtu/d)	77.7	155.5	80.7	144.3
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

Earnings for the Natural Gas Liquids segment are derived primarily from nondiscretionary fee-based services that ONEOK Partners provides to its customers and from the physical optimization of its assets. This segment also purchases NGLs and condensate from third parties, as well as from the Natural Gas Gathering and Processing segment. The segment’s fee-based services have increased due primarily to new supply connections, expansion of existing connections and the completion of capital projects. The segment’s business activities are categorized as exchange and storage services, transportation services, and optimization and marketing, which are defined as follows:

•
ONEOK Partners’ exchange and storage services utilize its assets to gather, fractionate and/or treat, and transport unfractionated NGLs, thereby converting them into marketable NGL products that are stored and shipped to a market center or customer-designated location. Many of these exchange volumes are under contracts with minimum volume commitments that provide a minimum level of revenues regardless of volumetric throughput. Although ONEOK Partners’ exchange services activities are primarily fee-based, it also captures certain product price differentials as volumes are fractionated. ONEOK Partners’ storage activities consist primarily of fee-based NGL storage services at its Mid-Continent and Gulf Coast storage facilities.

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

Supply growth has resulted in available ethane supplies that are greater than the petrochemical industry’s current demand. As a result, low or unprofitable price differentials between ethane and natural gas have resulted in ethane rejection at most of ONEOK Partners’ and its customers’ natural gas processing plants connected to its natural gas liquids gathering system in the Mid-Continent and Rocky Mountain regions during 2015 and into 2016, which reduced natural gas liquids volumes gathered, fractionated, transported and sold across ONEOK Partners’ assets. Through ethane rejection, natural gas processors leave much of the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants. Ethane rejection levels by natural gas processors delivering to ONEOK Partners’ natural gas liquids gathering system decreased to approximately 150 MBbl/d during the second quarter 2016, compared with an average of more than 175 MBbl/d during the second half of 2015 and first quarter 2016, primarily in the Mid-Continent region. While the volume of ethane recovered increased during the second quarter 2016, a portion of the fees associated with those volumes gathered and fractionated was previously being earned under contracts with minimum volume obligations. We expect ethane rejection levels to continue to fluctuate for the remainder of 2016 as the market begins to balance ethane supply and demand and with changes in the price differentials between ethane and natural gas. We expect ethane rejection levels to decrease as ethylene producers and NGL exporters increase their capacity to consume and export additional ethane feedstock volumes. Ethane demand is expected to ramp up as new world-scale ethylene production projects, petrochemical plant modifications, plant expansions and export facilities near completion and begin coming on line in early 2017.

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

Selected Financial Results - The following table sets forth certain selected financial results for the Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2016 vs. 2015		2016 vs. 2015
Financial Results	2016	2015	2016	2015	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$1,497.3	$1,509.0	$2,614.4	$2,712.1	$(11.7)	(1%)	$(97.7)	(4%)
Exchange service and storage revenues	337.2	299.0	657.6	548.6	38.2	13%	109.0	20%
Transportation revenues	37.5	40.9	87.4	84.3	(3.4)	(8%)	3.1	4%
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(1,525.2)	(1,535.5)	(2,682.2)	(2,764.4)	(10.3)	(1%)	(82.2)	(3%)
Operating costs	(83.8)	(77.4)	(157.0)	(159.7)	6.4	8%	(2.7)	(2%)
Equity in net earnings from investments	13.9	9.7	27.3	16.7	4.2	43%	10.6	63%
Other	(0.3)	(1.1)	(0.7)	(0.4)	0.8	73%	(0.3)	(75%)
Adjusted EBITDA	$276.6	$244.6	$546.8	$437.2	$32.0	13%	$109.6	25%
Capital expenditures	$20.8	$59.1	$55.0	$132.6	$(38.3)	(65%)	$(77.6)	(59%)
See Reconciliation of Adjusted EBITDA to Net Income in the “Adjusted EBITDA” section.

Adjusted EBITDA increased $32.0 million for the three months ended June 30, 2016, compared with the same period in 2015, primarily as a result of the following:

•	an increase of $27.7 million in exchange services, which includes:

◦
a $22.4 million increase due to increased volumes from recently connected natural gas processing plants in the Williston Basin and Mid-Continent region, offset partially by lower short-term contracted volumes in the Gulf Coast region; and

◦	a $21.7 million increase from decreased ethane rejection in the Williston Basin and Mid-Continent region, which increased NGL volumes gathered and fractionated; offset partially by

◦	a $15.4 million decrease in revenues from minimum volume obligations as earnings were realized through the increased volumes and decreased ethane rejection described above;

•
an increase of $8.1 million in optimization and marketing activities, which resulted from a $5.4 million increase due primarily to wider marketing product price differentials and a $2.7 million increase due primarily to higher optimization volumes;

•	an increase of $4.2 million in equity in net earnings from investments due primarily to higher volumes delivered to Overland Pass Pipeline from ONEOK Partners’ Bakken NGL Pipeline;

•	an increase of $2.6 million related to higher isomerization volumes, resulting from wider NGL product price differentials between normal butane and iso-butane; offset partially by

•	an increase of $6.4 million in operating costs due primarily to higher employee-related costs associated with incentive and medical benefit plans; and

•	a decrease of $5.6 million due to the impact of operational measurement losses in 2016 and operational measurement gains in 2015.

Adjusted EBITDA increased $109.6 million for the six months ended June 30, 2016, compared with the same period in 2015, primarily as a result of the following:

•	an increase of $88.7 million in exchange services, which includes:

◦
a $64.0 million increase due to increased volumes from recently connected natural gas processing plants in the Williston Basin and Mid-Continent region, offset partially by lower short-term contracted volumes in the Gulf Coast region;

◦	a $38.7 million increase from decreased ethane rejection in the Williston Basin and Mid-Continent region, which increased NGL volumes gathered and fractionated; and

◦	a $5.7 million increase due to higher fee rates; offset partially by

◦	a $18.7 million decrease in revenues from minimum volume obligations as earnings were realized through the increased volumes and decreased ethane rejection described above;

•	an increase of $10.6 million in equity in net earnings from investments due primarily to higher volumes delivered to Overland Pass Pipeline from ONEOK Partners’ Bakken NGL Pipeline;

•	an increase of $4.2 million in optimization and marketing activities, which resulted from a $7.1 million increase due primarily to higher optimization volumes, offset partially by a $2.9 million decrease due primarily to narrower marketing product price differentials;

•	an increase of $3.0 million in higher storage activities; and

•
a decrease of $2.7 million in operating costs due to lower operating costs resulting from ongoing cost reduction efforts and lower rates charged by service providers, offset partially by higher employee-related costs associated with incentive and medical benefit plans.

Capital expenditures decreased for the three and six months ended June 30, 2016, compared with the same periods in 2015, due primarily to spending reductions to align with customer needs.

Selected Operating Information - The following table sets forth selected operating information for the Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information	2016	2015	2016	2015
NGL sales (MBbl/d)	767	723	742	643
NGLs transported-gathering lines (MBbl/d) (a)	809	784	780	746
NGLs fractionated (MBbl/d) (b)	608	554	579	515
NGLs transported-distribution lines (MBbl/d) (a)	515	420	495	404
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.04	$0.02	$0.03	$0.01
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.

NGLs transported on gathering lines increased for the three and six months ended June 30, 2016, compared with the same periods in 2015, due to increased volumes from new plant connections and decreased ethane rejection in the Mid-Continent region and the Williston Basin, offset partially by decreased volumes on the West Texas LPG system.

NGLs fractionated increased for the three and six months ended June 30, 2016, compared with the same periods in 2015, due to increased volumes from new plant connections and decreased ethane rejection in the Mid-Continent region and the Williston Basin.

While the volume of ethane recovered increased for the three and six months ended June 30, 2016, a portion of the fees associated with those volumes gathered and fractionated was previously being earned under contracts with minimum volume obligations.

NGLs transported on distribution lines increased for the three and six months ended June 30, 2016, compared with the same periods in 2015, due primarily to higher gathered and fractionated volumes as discussed above and due to increased volumes transported for ONEOK Partners’ optimization activities.

Natural Gas Pipelines

Overview - The Natural Gas Pipelines segment provides transportation and storage services to end users through its wholly owned assets, its 50 percent ownership in Northern Border Pipeline and its 50 percent ownership in Roadrunner. Phase I of the Roadrunner pipeline was completed in March 2016, and Phase II is currently under construction and is expected to be complete in the fourth quarter 2016.

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

Intrastate Pipelines - ONEOK Partners’ intrastate natural gas pipeline assets in Oklahoma transport natural gas through the state and have access to the major natural gas producing formations, including the Cana-Woodford Shale, Woodford Shale, Springer Shale, Granite Wash, STACK, SCOOP and Mississippian Lime. ONEOK Partners’ intrastate natural gas pipeline assets in Oklahoma serve end-use markets, such as local distribution companies and power generation companies. In Texas, ONEOK Partners’ intrastate natural gas pipelines are connected to the major natural gas producing formations in the Texas Panhandle, including the Granite Wash formation and the Delaware and Cline producing formations in the Permian Basin. These pipelines are capable of transporting natural gas throughout the western portion of Texas, including the Waha Hub where other pipelines may be accessed for transportation to western markets, exports to Mexico, the Houston Ship Channel market to the east and the Mid-Continent market to the north. ONEOK Partners’ intrastate natural gas pipeline assets also have access to the natural gas producing formations in south central Kansas.

Through its Roadrunner joint venture, Roadrunner transports natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas, and is fully subscribed with 25-year firm, fee-based agreements. The Roadrunner pipeline connects with ONEOK Partners’ existing natural gas pipeline and storage infrastructure in Texas and, together with its WesTex intrastate natural gas pipeline expansion project, creates a platform for future opportunities to deliver natural gas supply to Mexico. Phase II of the Roadrunner pipeline, which is currently under construction and is expected to be complete in the fourth quarter 2016, will provide additional delivery capacity to these markets in Mexico.

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

Growth Projects	Location	Capacity	Approximate Costs (a)	Completion Date (c)
			(In millions)
WesTex pipeline expansion	Permian Basin	260 MMcf/d	$55-$70	Fourth quarter 2016
Roadrunner Gas Transmission Pipeline - Equity-Method Investment
Phase I - Completed (b)	Permian Basin	170 MMcf/d	$200	March 2016
Phase II (b)	Permian Basin	400 MMcf/d	$205-$220	Fourth quarter 2016
Phase III (b)	Permian Basin	70 MMcf/d	$30-$40	2019
Roadrunner Gas Transmission Pipeline Total			$435-$460
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

Roadrunner - In 2015, Roadrunner entered into a $230 million senior secured credit facility for the construction and operation of the pipeline. The senior secured credit facility expires seven years after the Roadrunner Phase II in-service date, which is expected to be completed in the fourth quarter 2016. In addition, Roadrunner executed interest-rate swaps to hedge the variability of its interest payments during the term of the credit facility. Roadrunner’s credit facility is nonrecourse to ONEOK and ONEOK Partners, and neither ONEOK nor ONEOK Partners guarantees Roadrunner’s debts or obligations under the credit facility. ONEOK Partners contributed approximately $20 million to Roadrunner in the six months ended June 30, 2016, and approximately $30 million in the year ended December 31, 2015. ONEOK Partners expects to contribute an additional $45 million to Roadrunner during the remainder of 2016.

Selected Financial Results - The following table sets forth certain selected financial results and operating information for the Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2016 vs. 2015		2016 vs. 2015
Financial Results	2016	2015	2016	2015	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$68.7	$62.2	$136.5	$129.8	$6.5	10%	$6.7	5%
Storage revenues	15.2	15.2	30.7	28.1	—	—%	2.6	9%
Natural gas sales and other revenues	4.1	2.7	6.8	5.7	1.4	52%	1.1	19%
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(5.1)	(6.0)	(9.0)	(20.4)	(0.9)	(15%)	(11.4)	(56%)
Operating costs	(29.2)	(25.2)	(56.7)	(52.4)	4.0	16%	4.3	8%
Equity in net earnings from investments	15.9	15.4	32.6	35.1	0.5	3%	(2.5)	(7%)
Other	(1.1)	0.9	2.0	10.0	(2.0)	*	(8.0)	(80%)
Adjusted EBITDA	$68.5	$65.2	$142.9	$135.9	$3.3	5%	$7.0	5%
Capital expenditures	$29.3	$15.6	$47.2	$25.2	$13.7	88%	$22.0	87%
* Percentage change is greater than 100 percent.
See Reconciliation of Adjusted EBITDA to Net Income in the “Adjusted EBITDA” section.

Adjusted EBITDA increased $3.3 million for the three months ended June 30, 2016, compared with the same period in 2015, primarily as a result of the following:

•	an increase of $7.1 million from higher transportation revenues, due primarily to increased firm demand charge volumes contracted; offset partially by

•	an increase of $4.0 million in operating costs due primarily to increased employee-related costs associated with incentive and medical benefit plans.

Adjusted EBITDA increased $7.0 million for the six months ended June 30, 2016, compared with the same period in 2015, primarily as a result of the following:

•	an increase of $9.1 million from higher transportation services, due primarily to increased firm demand charge volumes contracted; and

•	an increase of $6.0 million due to higher natural gas storage services as a result of increased rates and the sale of excess natural gas in storage in 2016; offset partially by

•	an increase of $4.3 million in operating costs due primarily to increased employee-related costs associated with incentive and medical benefit plans.

Capital expenditures increased for the three and six months ended June 30, 2016, compared with the same periods in 2015, due primarily to the WesTex pipeline expansion and compressor station expansion projects.

Selected Operating Information - The following table sets forth selected operating information for the Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2016	2015	2016	2015
Natural gas transportation capacity contracted (MDth/d)	6,193	5,714	6,175	5,826
Transportation capacity contracted	93%	90%	93%	92%
Average natural gas price
Mid-Continent region ($/MMBtu)	$1.93	$2.48	$1.87	$2.55
(a) - Includes volumes for consolidated entities only.

ONEOK Partners’ natural gas pipelines primarily serve end users, such as natural gas distribution and electric-generation companies, that require natural gas to operate their businesses regardless of location price differentials. The development of shale and other resource areas has continued to increase available natural gas supply resulting in narrower location and seasonal price differentials. As additional supply is developed, ONEOK Partners expects crude oil and natural gas producers to demand incremental services in the future to transport their production to market. The abundance of natural gas supply and new regulations on emissions from coal-fired electric-generation plants may also increase the demand for ONEOK Partners’ services from electric-generation companies as they convert to a natural gas fuel source. Overall, ONEOK Partners expects its fee-based earnings in this segment to remain relatively stable. Growth will continue in the Permian Basin as ONEOK Partners completes construction of its Roadrunner joint venture and its WesTex pipeline expansion.

Northern Border Pipeline, in which ONEOK Partners has a 50 percent ownership interest, has contracted substantially all of its long-haul transportation capacity through the third quarter 2017. Roadrunner, in which ONEOK Partners has a 50 percent ownership interest, has contracted all of its capacity for both Phase I and Phase II through the first quarter 2041.

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

A reconciliation of Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015, to net income, which is the nearest comparable GAAP financial measure, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2016	2015	2016	2015
Reconciliation of Adjusted EBITDA to Net Income	(Thousands of dollars)
Segment Adjusted EBITDA:
Natural Gas Gathering and Processing	$110,298	$78,062	$210,333	$138,580
Natural Gas Liquids	276,611	244,591	546,780	437,246
Natural Gas Pipelines	68,542	65,234	142,881	135,946
Other	(2,768)	(2,228)	(5,682)	(5,701)
Total	452,683	385,659	894,312	706,071
Depreciation and amortization	(99,247)	(86,987)	(193,725)	(172,942)
Interest expense, net of capitalized interest	(118,976)	(102,384)	(237,223)	(199,134)
Income taxes	(52,458)	(48,222)	(102,524)	(85,650)
AFUDC and other	(1,916)	2,954	(4,843)	(1,488)
Income from continuing operations	180,086	151,020	355,997	246,857
Income (loss) from discontinued operations, net of tax	(227)	(140)	(1,179)	(284)
Net income	$179,859	$150,880	$354,818	$246,573

CONTINGENCIES

Gas Index Pricing Litigation - In May 2016, the Court entered an order granting summary judgment in favor of us and our affiliate ONEOK Energy Services Company, L.P., (“OESC”) in Reorganized FLI, Inc. (formerly J.P. Morgan Trust Company) v. ONEOK, Inc., et al. (filed in the District Court of Wyandotte County, Kansas, in October 2005, transferred to MDL 166 in the United States District Court for the District of Nevada). The Court determined that the plaintiff’s claim is barred by a release obtained in a prior lawsuit against us and OESC. Upon entry of a final judgment, Reorganized FLI, Inc. may pursue an appeal of this determination to the Ninth Circuit Court of Appeals.

In March 2016, we reached an agreement in principle to settle the claims alleged against us and our affiliates, OESC and Kansas Gas Marketing Company, in the following putative class action lawsuits that claimed damages resulting from alleged market manipulation or false reporting of prices to gas index publications by us and others: Learjet, Inc., et al. v. ONEOK, Inc., et al. (filed in the District Court of Wyandotte, Kansas, in November 2005, transferred to MDL-1566 in the United States District Court for the District of Nevada); Arandell Corporation, et al. v. Xcel Energy, Inc., et al. (filed in the Circuit Court for Dane County, Wisconsin, in December 2006, transferred to MDL-1566 in the United States District Court for the District of Nevada); Heartland Regional Medical Center, et al. v. ONEOK, Inc., et al. (filed in the Circuit Court of Buchanan County, Missouri, in March 2007, transferred to MDL-1566 in the United States District Court for the District of Nevada); and NewPage Wisconsin System v. CMS Energy Resource Management Company, et al. (filed in the Circuit Court for Wood County, Wisconsin, in March 2009, transferred to MDL-1566 in the United States District Court for the District of Nevada and now consolidated with the Arandell case). The amount we expect to pay to settle these cases is not material to our results of operations, financial position or cash flows and is expected to be paid with cash on hand.

This agreement in principle to settle does not apply to Sinclair Oil Corporation v. ONEOK Energy Services Corporation, L.P., et al. (filed in the United States District Court for the District of Wyoming in September 2005, transferred to MDL-1566 in the United States District Court for the District of Nevada). We expect that future charges, if any, from the ultimate resolution of this matter will not be material to our results of operations, financial position or cash flows.

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

ONEOK - ONEOK’s primary source of cash inflows are distributions to us from our general partner and limited partner interests in ONEOK Partners. The cash distributions that we expect to receive from ONEOK Partners are expected to provide sufficient resources to fund our operations, debt service and quarterly cash dividends. At June 30, 2016, we had $177.1 million of cash on hand. Our next long-term debt maturity is in 2022.

We expect future cash expenditures associated with the released transportation and storage capacity from the wind down of our former energy services business to be approximately $25 million, with approximately $7 million to be paid in the remainder of 2016, $10 million in 2017, $4 million in 2018 and $4 million over the period 2019 through 2023.

ONEOK Partners - ONEOK Partners relies primarily on operating cash flows, commercial paper, bank credit facilities, debt issuances and the issuance of common units for its liquidity and capital resources requirements. As of June 30, 2016, ONEOK Partners had $3.7 million of cash on hand and available capacity under its Partnership Credit Agreement of $1.8 billion. In addition, in the first quarter 2016, ONEOK Partners drew the full $1.0 billion available under its Term Loan Agreement that matures in January 2019.

ONEOK Partners funds its operating expenses, debt service and cash distributions to its limited partners and general partner primarily with operating cash flows. To the extent operating cash flows are not sufficient to fund its cash distributions, ONEOK Partners may utilize short- and long-term debt and issuances of equity, as necessary. Capital expenditures are funded by operating cash flows, short- and long-term debt and issuances of equity. ONEOK Partners’ ability to continue to access capital markets for debt and equity financing under reasonable terms depends on its financial condition, credit ratings and market conditions. The significant decline in commodity prices has increased the cost of debt and equity financing for ONEOK Partners and others in the industry. While lower commodity prices and industry uncertainty may result in increased financing costs, ONEOK Partners expects to utilize its commercial paper program, Partnership Credit Agreement, Term Loan Agreement and cash from operations to fund its announced capital-growth expenditures, refinance its senior notes maturities and meet its working capital needs through 2016 and well into 2017. However, ONEOK Partners may access the capital markets to issue debt or equity securities prior to that time as it considers prudent to provide liquidity for new capital projects, to maintain investment-grade credit ratings or for other partnership purposes.

Cash Management - We and ONEOK Partners each use similar centralized cash management programs that concentrate the cash assets of our operating subsidiaries in joint accounts for the purposes of providing financial flexibility and lowering the cost of borrowing, transaction costs and bank fees. Both centralized cash management programs provide that funds in excess of the daily needs of the operating subsidiaries are concentrated, consolidated or otherwise made available for use by other entities within the respective consolidated groups. ONEOK Partners’ operating subsidiaries participate to the extent they are permitted pursuant to FERC regulations or their operating agreements. Under these cash management programs, depending on whether a participating subsidiary has short-term cash surpluses or cash requirements, we and ONEOK Partners provide cash to our respective subsidiaries or the subsidiaries provide cash to us.

Short-term Liquidity - ONEOK’s sources of short-term liquidity are quarterly distributions from ONEOK Partners, cash on hand of $177.1 million as of June 30, 2016, and access to our $300 million ONEOK Credit Agreement. At June 30, 2016, ONEOK had no short-term debt outstanding.

ONEOK Partners’ principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from its equity-method investments and proceeds from its commercial paper program, the ONEOK Partners Credit Agreement and its “at-the-market” equity program.

ONEOK Partners had working capital (defined as current assets less current liabilities) deficits of $1 billion and $697 million as of June 30, 2016, and December 31, 2015, respectively. Although working capital is influenced by several factors, including, among other things, (i) the timing of (a) scheduled debt payments, (b) the collection and payment of accounts receivable and payable, and (c) equity and debt issuances, and (ii) the volume and cost of inventory and commodity imbalances, ONEOK Partners’ working capital deficit at June 30, 2016, was driven primarily by its capital-growth projects and current maturities of its long-term debt. ONEOK Partners’ working capital deficit at December 31, 2015, was driven primarily by its capital-growth projects. ONEOK Partners may have working capital deficits in future periods as it continues to finance its capital-growth projects, often initially with short-term borrowings. We do not expect ONEOK Partners’ working capital deficit to have an adverse impact to our or ONEOK Partners’ cash flows or operations. The consolidated working capital balance is impacted primarily by ONEOK Partners’ working capital balance.

ONEOK Credit Agreement - In January 2016, we extended the term of our ONEOK Credit Agreement by one year to January 2020. At June 30, 2016, ONEOK had $1.1 million of letters of credit issued under the ONEOK Credit Agreement and approximately $177.1 million of cash and cash equivalents. We had $298.9 million of credit available at June 30, 2016, under the ONEOK Credit Agreement.

The ONEOK Credit Agreement is a $300 million revolving credit facility and contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to Consolidated EBITDA (EBITDA, as defined in the ONEOK Credit Agreement) of no more than 4.0 to 1. Upon breach of certain covenants by us in the ONEOK Credit Agreement, amounts outstanding under the ONEOK Credit Agreement, if any, may become due and payable immediately. At June 30, 2016, our ratio of indebtedness to Consolidated EBITDA, was 2.2 to 1, and we were in compliance with all covenants under the ONEOK Credit Agreement.

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

ONEOK Partners Credit Agreement - At June 30, 2016, ONEOK Partners had $576 million of commercial paper outstanding, $14 million of letters of credit issued and no borrowings outstanding under the ONEOK Partners Credit Agreement. At June 30, 2016, ONEOK Partners had approximately $3.7 million of cash and cash equivalents and approximately $1.8 billion of credit available under the ONEOK Partners Credit Agreement.

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

The ONEOK Partners Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1. If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters. If ONEOK Partners were to breach certain covenants in the ONEOK Partners Credit Agreement, amounts outstanding under the ONEOK Partners Credit Agreement, if any, may become due and payable immediately. At June 30, 2016, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 4.2 to 1, and it was in compliance with all covenants under the ONEOK Partners Credit Agreement. At June 30, 2016, ONEOK Partners could have issued $1.5 billion of short- and long-term debt to meet its liquidity needs under the most restrictive provisions contained in its various borrowing agreements.

Borrowings under the ONEOK Partners Credit Agreement, the Term Loan Agreement and ONEOK Partners’ senior notes are nonrecourse to ONEOK, and ONEOK does not guarantee ONEOK Partners’ debt, commercial paper or other similar commitments.

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

ONEOK Partners Equity Issuances - In August 2015, ONEOK Partners completed the sale to us in a private placement of 21.5 million common units at a price of $30.17 per unit. Additionally, ONEOK Partners completed a concurrent sale of approximately 3.3 million common units at a price of $30.17 per unit to funds managed by Kayne Anderson Capital Advisors in a registered direct offering, which were issued through ONEOK Partners’ existing “at-the-market” equity program. The combined offerings generated net proceeds of approximately $749 million. In conjunction with these issuances, ONEOK Partners GP contributed approximately $15.3 million in order to maintain our 2 percent general partner interest in ONEOK Partners. ONEOK Partners used the proceeds for general partnership purposes, including capital expenditures and repayment of commercial paper borrowings.

ONEOK Partners has an “at-the-market” equity program for the offer and sale from time to time of its common units, up to an aggregate amount of $650 million. The program allows ONEOK Partners to offer and sell its common units at prices it deems appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between ONEOK Partners and the sales agent. ONEOK Partners is under no obligation to offer and sell common units under the program. At June 30, 2016, ONEOK Partners had approximately $138 million of registered common units available for issuance through its “at-the-market” equity program.

During the three and six months ended June 30, 2016, no common units were sold through ONEOK Partners’ “at-the-market” equity program.

During the three months ended June 30, 2015, ONEOK Partners sold 5.5 million common units through its “at-the-market” equity program. The net proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $208.1 million, which were used for general partnership purposes, including repayment of commercial paper borrowings.

During the six months ended June 30, 2015, ONEOK Partners sold 7.2 million common units through its “at-the-market” equity program. The net proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $279.7 million, which were used for general partnership purposes, including repayment of commercial paper borrowings.

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

Interest-rate Swaps - As of June 30, 2016, ONEOK Partners had interest-rate swaps with notional amounts totaling $1.0 billion to hedge the variability of its LIBOR-based interest payments. In June 2016, ONEOK Partners entered into forward-starting interest-rate swaps with notional amounts totaling $750 million to hedge the variability of interest payments on a portion of its forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. At June 30, 2016, and December 31, 2015, ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $1.2 billion and $400 million, respectively, to hedge the variability of interest payments on a portion of its forecasted debt issuances. All of ONEOK Partners’ interest-rate swaps are designated as cash flow hedges.

Capital Expenditures - ONEOK Partners’ capital expenditures are financed typically through operating cash flows, short- and long-term debt and the issuance of equity. ONEOK Partners’ capital expenditures were $332.3 million and $628.4 million for the six months ended June 30, 2016 and 2015, respectively.

The following table sets forth ONEOK Partners’ 2016 projected capital expenditures, excluding acquisitions, contributions to its equity-method investments, and AFUDC:

2016 Projected Capital Expenditures
(Millions of dollars)
Natural Gas Gathering and Processing	$345
Natural Gas Liquids	125
Natural Gas Pipelines	110
Other	20
Total projected capital expenditures	$600

Credit Ratings - ONEOK and ONEOK Partners’ credit ratings as of June 30, 2016, are shown in the table below:

	ONEOK		ONEOK Partners
Rating Agency	Rating	Outlook	Rating	Outlook
Moody’s	Ba1	Stable	Baa2	Negative
S&P	BB+	Negative	BBB	Negative

ONEOK Partners’ commercial paper program is rated Prime-2 by Moody’s and A-2 by S&P. ONEOK Partners’ credit ratings, which are investment-grade, may be affected by a material change in its financial ratios or a material event affecting its business and industry. The most common criteria for assessment of ONEOK Partners’ credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity.

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

ONEOK Partners Cash Distributions - ONEOK Partners distributes 100 percent of its available cash, as defined in its Partnership Agreement, that generally consists of all cash receipts less adjustments for cash disbursements and net change to reserves, to its general and limited partners. Distributions are allocated to the general partner and limited partners according to their partnership percentages of 2 percent and 98 percent, respectively. The effect of any incremental allocations for incentive distributions to the general partner is calculated after the allocation to the general partner’s partnership interest and before the allocation to the limited partners.

For the three and six months ended June 30, 2016, and 2015, ONEOK Partners’ cash distributions exceeded its cash flow from operations. As a result, ONEOK Partners utilized cash from operations, its commercial paper program and distributions received from its equity-method investments to fund cash distributions, short-term liquidity needs and capital projects. ONEOK Partners expects increases in cash flows from operations in the remainder of 2016, compared with the first half of 2016, due primarily to the completion of its growth projects and new plant connections that ONEOK Partners expects will provide increasing volumes in the Natural Gas Gathering and Processing and Natural Gas Liquids segments. See discussion under “Short-term Liquidity” and “Long-term Financing” for more information.

Energy Commodity Prices - Although ONEOK Partners is subject to commodity price volatility, its commodity price exposure has been reduced due primarily to contract restructuring in the Natural Gas Gathering and Processing segment. ONEOK Partners has also hedged a significant portion of the Natural Gas Gathering and Processing segment’s commodity price risk for 2016 and 2017. Significant fluctuations in commodity prices will affect its overall liquidity due to the impact commodity price changes have on its cash flows from operating activities, including the impact on working capital for NGLs and natural gas held in storage, margin requirements and certain energy-related receivables. While lower commodity prices and industry uncertainty may result in increased financing costs, we believe ONEOK Partners has secured sufficient access to the financial resources and liquidity necessary to meet its requirements for working capital, debt service payments and capital expenditures through 2016 and well into 2017. We believe that its available credit and cash and cash equivalents are adequate to meet liquidity requirements associated with commodity price volatility. See Note C of the Notes to Consolidated Financial Statements and the discussion under “Commodity Price Risk” in Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk, in this Quarterly Report for information on ONEOK Partners’ hedging activities.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Six Months Ended		2016 vs. 2015
	June 30,		Increase (Decrease)
	2016	2015
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$531.6	$333.9	$197.7
Investing activities	(298.5)	(655.8)	357.3
Financing activities	(149.6)	374.9	(524.5)
Change in cash and cash equivalents	83.5	53.0	30.5
Change in cash and cash equivalents included in discontinued operations	(0.2)	0.4	(0.6)
Change in cash and cash equivalents from continuing operations	83.3	53.4	29.9
Cash and cash equivalents at beginning of period	97.6	172.8	(75.2)
Cash and cash equivalents at end of period	$180.9	$226.2	$(45.3)

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

Cash flows from operating activities, before changes in operating assets and liabilities, were $686.4 million for the six months ended June 30, 2016, compared with $518.4 million for the same period in 2015. The increase is due primarily to higher natural gas gathered and NGL volumes from ONEOK Partners’ completed capital-growth projects in the Natural Gas Gathering and Processing and Natural Gas Liquids segments and higher fees resulting from contract restructuring in the Natural Gas Gathering and Processing segment, offset partially by lower commodity prices, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows by $154.8 million for the six months ended June 30, 2016, compared with a decrease of $184.5 million for the same period in 2015. This change is due primarily to the change in accounts receivable, accounts payable, and other accruals and deferrals resulting from the timing of receipt of cash from customers and payments to vendors, suppliers, and other third parties; and the change in natural gas and NGLs in storage, which vary from period to period and vary with changes in commodity prices.

Investing Cash Flows - Cash used in investing activities decreased to $298.5 million for the six months ended June 30, 2016, compared with $655.8 million for the same period in 2015, due primarily to ONEOK Partners’ lower capital spending, compared with 2015, as a result of spending reductions to align with customer needs and projects placed in service in 2015, offset partially by proceeds received from ONEOK Partners’ sale of assets and higher distributions from unconsolidated affiliates.

Financing Cash Flows - Cash used in financing activities was $149.6 million for the six months ended June 30, 2016, compared with cash provided by financing activities of $374.9 million for the six months ended June 30, 2015. This change is due primarily to repayment of ONEOK Partners’ $650 million, 3.25 percent senior notes, which matured February 1, 2016. ONEOK Partners received long-term debt proceeds in the six months ended June 30, 2016, related to its $1.0 billion Term Loan Agreement, compared with proceeds from debt and equity issuances in the same period in 2015, related to its $800 million senior notes offering and approximately $280 million from equity issuances through its “at-the-market” equity program.

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

COMMODITY PRICE RISK

As part of its hedging strategy, ONEOK Partners uses commodity derivative financial instruments and physical-forward contracts described in “Financial Results and Operating Information” under the Natural Gas Gathering and Processing segment section in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to minimize the impact of near-term price fluctuations related to natural gas, NGLs and condensate.

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

The following tables set forth hedging information for the Natural Gas Gathering and Processing segment’s forecasted equity volumes for the periods indicated:

	Six Months Ending December 31, 2016
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	8.8	$0.48	/ gallon	82%
Condensate (MBbl/d) - WTI-NYMEX	1.8	$58.68	/ Bbl	86%
Natural gas (BBtu/d) - NYMEX and basis	79.1	$2.81	/ MMBtu	93%

	Year Ending December 31, 2017
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	8.0	$0.51	/ gallon	67%
Condensate (MBbl/d) - WTI-NYMEX	1.8	$44.88	/ Bbl	74%
Natural gas (BBtu/d) - NYMEX and basis	73.1	$2.66	/ MMBtu	74%

We expect ONEOK Partners’ natural gas liquids and natural gas commodity price sensitivity within this segment to decrease in 2016, compared with 2015, as a result of the restructured contracts effective primarily in the fourth quarter 2015 and first quarter 2016. The Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at June 30, 2016. Condensate sales are typically based on the price of crude oil. We estimate the following for ONEOK Partners’ forecasted equity volumes, including the effects of hedging information set forth above, and assuming normal operating conditions:

•
a $0.01 per-gallon change in the composite price of NGLs would change adjusted EBITDA for the six months ending December 31, 2016, and for the year ending December 31, 2017, by approximately $0.3 million and $1.0 million, respectively;

•
a $1.00 per-barrel change in the price of crude oil would change adjusted EBITDA for the six months ending December 31, 2016, and for the year ending December 31, 2017, by approximately $0.1 million and $0.4 million, respectively; and

•
a $0.10 per-MMBtu change in the price of residue natural gas would change adjusted EBITDA for the six months ending December 31, 2016, and for the year ending December 31, 2017, by approximately $0.1 million and $0.9 million, respectively.

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

The following tables set forth hedging information related to purchased put options to reduce commodity price sensitivity associated with certain POP with fee contracts:

	Six Months Ending December 31, 2016
	Volumes Hedged	Average Strike Price		Fair Value Asset at June 30, 2016
				(Millions of dollars)
Propane (MBbl/d) - Conway/Mont Belvieu	16.3	$0.40	/ gallon	$0.2
Natural gas (BBtu/d) - NYMEX	232.8	$2.35	/ MMBtu	$0.9

	Twelve Months Ending December 31, 2017
	Volumes Hedged	Average Strike Price		Fair Value Asset at June 30, 2016
				(Millions of dollars)
Natural gas (BBtu/d) - NYMEX	147.9	$2.45	/ MMBtu	$5.2

See Note C of the Notes to Consolidated Financial Statements in this Quarterly Report for information on ONEOK Partners’ hedging activities.

INTEREST-RATE RISK

We and ONEOK Partners are exposed to interest-rate risk through the ONEOK Credit Agreement, the ONEOK Partners Credit Agreement, ONEOK Partners’ commercial paper program and long-term debt issuances. Future increases in LIBOR, corporate commercial paper rates or corporate bond rates could expose us and ONEOK Partners to increased interest costs on future borrowings. We and ONEOK Partners manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. As of June 30, 2016, ONEOK Partners had interest-rate swaps with notional amounts totaling $1.0 billion to hedge the variability of ONEOK Partners’ LIBOR-based interest payments. In June 2016, ONEOK Partners entered into forward-starting interest-rate swaps with notional amounts totaling $750 million to hedge the variability of interest payments on a portion of its forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. At June 30, 2016, and December 31, 2015, ONEOK Partners had forward-starting interest-rate swaps with notional amounts totaling $1.2 billion and $400 million, respectively, to hedge the variability of interest payments on a portion of its forecasted debt issuances. All of ONEOK Partners’ interest-rate swaps are designated as cash flow hedges. At June 30, 2016, ONEOK Partners had $70.1 million of derivative liabilities related to these interest-rate swaps. At December 31, 2015, ONEOK Partners had derivative liabilities of $9.9 million related to these interest-rate swaps.

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

Customer concentration - For the six months ended June 30, 2016, one customer, BP p.l.c or its affiliates, represented more than 10 percent of our consolidated revenues, and 20 customers individually represented 1 percent or more of our consolidated revenues, the majority of which are investment-grade customers, as rated by S&P or Moody’s, or our comparable internal ratings, or secured by letters of credit or other collateral.

Natural Gas Gathering and Processing - The Natural Gas Gathering and Processing segment’s customers are crude oil and natural gas producers, which include both large integrated and independent exploration and production companies. ONEOK Partners is not typically exposed to material credit risk with exploration and production customers under POP with fee contracts as it receives proceeds from the sale of commodities and remits a portion of those proceeds back to the crude oil and natural gas producers. For the six months ended June 30, 2016, 99 percent of the downstream commodity sales in the Natural Gas Gathering and Processing segment were made to investment-grade customers, as rated by S&P or Moody’s, or our comparable internal ratings, or secured by letters of credit or other collateral.

Natural Gas Liquids - The Natural Gas Liquids segment’s customers are primarily NGL and natural gas gathering and processing companies; large integrated and independent crude oil and natural gas production companies; propane distributors; ethanol producers; and petrochemical, refining and NGL marketing companies. ONEOK Partners earns fee-based revenue from NGL and natural gas gathering and processing customers and natural gas liquids pipeline transportation customers. ONEOK Partners is not typically exposed to material credit risk on the majority of its exchange services fee revenues, as ONEOK Partners purchases NGLs from its gathering and processing customers and deducts fees from the amounts it remits. ONEOK Partners also earns sales revenue on the downstream sales of NGL products. For the six months ended June 30, 2016, approximately 85 percent of this segment’s commodity sales were made to investment-grade customers, as rated by S&P or Moody’s, or our comparable internal ratings, or secured by letters of credit or other collateral. In addition, the majority of the Natural Gas Liquids segment’s pipeline tariffs provide ONEOK Partners the ability to require security from shippers.

Natural Gas Pipelines - The Natural Gas Pipelines segment’s customers are primarily local natural gas distribution companies, electric-generation facilities, large industrial companies, municipalities, irrigation customers and marketing companies. For the six months ended June 30, 2016, approximately 90 percent of the revenues in this segment were from investment-grade customers, as rated by S&P or Moody’s, or our comparable internal ratings, or secured by letters of credit or other collateral. In addition, the majority of the Natural Gas Pipeline segment’s pipeline tariffs provide ONEOK Partners the ability to require security from shippers.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In May 2016, the Court entered an order granting summary judgment in favor of us and our affiliate ONEOK Energy Services Company, L.P., (“OESC”) in Reorganized FLI, Inc. (formerly J.P. Morgan Trust Company) v. ONEOK, Inc., et al. (filed in the District Court of Wyandotte County, Kansas, in October 2005, transferred to MDL 166 in the United States District Court for the District of Nevada). The Court determined that the plaintiff’s claim is barred by a release obtained in a prior lawsuit against us and OESC. Upon entry of a final judgment, Reorganized FLI, Inc. may pursue an appeal of this determination to the Ninth Circuit Court of Appeals.

In March 2016, we reached an agreement in principle to settle the claims alleged against us and our affiliates, OESC and Kansas Gas Marketing Company, in the following putative class action lawsuits that claimed damages resulting from alleged market manipulation or false reporting of prices to gas index publications by us and others: Learjet, Inc., et al. v. ONEOK, Inc., et al. (filed in the District Court of Wyandotte, Kansas, in November 2005, transferred to MDL-1566 in the United States District Court for the District of Nevada); Arandell Corporation, et al. v. Xcel Energy, Inc., et al. (filed in the Circuit Court for Dane County, Wisconsin, in December 2006, transferred to MDL-1566 in the United States District Court for the District of Nevada); Heartland Regional Medical Center, et al. v. ONEOK, Inc., et al. (filed in the Circuit Court of Buchanan County, Missouri, in March 2007, transferred to MDL-1566 in the United States District Court for the District of Nevada); and NewPage Wisconsin System v. CMS Energy Resource Management Company, et al. (filed in the Circuit Court for Wood County, Wisconsin, in March 2009, transferred to MDL-1566 in the United States District Court for the District of Nevada and now consolidated with the Arandell case). The amount we expect to pay to settle these cases is not material to our results of operations, financial position or cash flows and is expected to be paid with cash on hand.

This agreement in principle to settle does not apply to Sinclair Oil Corporation v. ONEOK Energy Services Corporation, L.P., et al. (filed in the United States District Court for the District of Wyoming in September 2005, transferred to MDL-1566 in the United States District Court for the District of Nevada). We expect that future charges, if any, from the ultimate resolution of this matter will not be material to our results of operations, financial position or cash flows.

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents:  (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (iv) Consolidated Balance Sheets at June 30, 2016, and December 31, 2015; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; (vi) Consolidated Statements of Changes in Equity for the six months ended June 30, 2016 and 2015; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: August 3, 2016	By:	/s/ Derek S. Reiners
Derek S. Reiners
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)