Form 10-Q
period 2016-09-30
ONEOK INC /NEW/
filed 2016-11-02
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016.
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
Yes __ No X

On October 24, 2016, the Company had 210,521,971 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2016	2015	2016	2015
	(Thousands of dollars, except per share amounts)
Revenues
Commodity sales	$1,840,523	$1,484,350	$4,757,306	$4,642,320
Services	517,384	414,596	1,509,167	1,189,984
Total revenues	2,357,907	1,898,946	6,266,473	5,832,304
Cost of sales and fuel (exclusive of items shown separately below)	1,751,593	1,360,809	4,474,654	4,307,766
Operations and maintenance	165,664	146,979	488,476	442,179
Depreciation and amortization	98,550	88,299	292,275	261,241
General taxes	18,487	17,198	64,529	66,366
(Gain) loss on sale of assets	(5,744)	726	(9,537)	610
Operating income	329,357	284,935	956,076	754,142
Equity in net earnings from investments (Note J)	35,155	32,244	100,441	93,205
Allowance for equity funds used during construction	—	177	208	1,718
Other income	4,242	71	9,351	249
Other expense	(710)	(7,508)	(2,288)	(7,754)
Interest expense (net of capitalized interest of $3,806, $8,851, $9,265 and $26,008, respectively)	(118,240)	(106,923)	(355,463)	(306,057)
Income before income taxes	249,804	202,996	708,325	535,503
Income taxes	(55,012)	(38,298)	(157,536)	(123,948)
Income from continuing operations	194,792	164,698	550,789	411,555
Income (loss) from discontinued operations, net of tax (Note M)	(576)	(3,860)	(1,755)	(4,144)
Net income	194,216	160,838	549,034	407,411
Less: Net income attributable to noncontrolling interests	102,072	78,681	287,500	187,949
Net income attributable to ONEOK	$92,144	$82,157	$261,534	$219,462
Amounts attributable to ONEOK:
Income from continuing operations	$92,720	$86,017	$263,289	$223,606
Income (loss) from discontinued operations	(576)	(3,860)	(1,755)	(4,144)
Net income	$92,144	$82,157	$261,534	$219,462
Basic earnings per share:
Income from continuing operations (Note H)	$0.44	$0.41	$1.25	$1.06
Income (loss) from discontinued operations	—	(0.02)	(0.01)	(0.02)
Net income	$0.44	$0.39	$1.24	$1.04
Diluted earnings per share:
Income from continuing operations (Note H)	$0.44	$0.41	$1.24	$1.06
Income (loss) from discontinued operations	(0.01)	(0.02)	(0.01)	(0.02)
Net income	$0.43	$0.39	$1.23	$1.04
Average shares (thousands)
Basic	211,309	210,296	211,038	210,138
Diluted	212,870	210,524	212,123	210,509
Dividends declared per share of common stock	$0.615	$0.605	$1.845	$1.815
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2016	2015	2016	2015
	(Thousands of dollars)
Net income	$194,216	$160,838	$549,034	$407,411
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives, net of tax of $(1,301), $(1,109), $15,033 and $(2,156), respectively	7,237	14,840	(83,580)	19,217
Realized (gains) losses on derivatives in net income, net of tax of $(811), $2,957, $1,658 and $5,621, respectively	3,083	(15,259)	(13,496)	(35,530)
Unrealized holding gains (losses) on available-for-sale securities, net of tax of $0, $0, $0 and $648, respectively	—	—	—	(955)
Change in pension and postretirement benefit plan liability, net of tax of $(1,035), $(1,599), $(3,105) and $(4,798), respectively	1,553	2,441	4,658	7,320
Other comprehensive income (loss) on investments in unconsolidated affiliates, net of tax of $108, $0, $1,840 and $0, respectively	(600)	—	(10,231)	—
Total other comprehensive income (loss), net of tax	11,273	2,022	(102,649)	(9,948)
Comprehensive income	205,489	162,860	446,385	397,463
Less: Comprehensive income attributable to noncontrolling interests	108,450	81,481	211,960	177,760
Comprehensive income attributable to ONEOK	$97,039	$81,379	$234,425	$219,703
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Unaudited)	2016	2015
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$237,410	$97,619
Accounts receivable, net	737,224	593,979
Materials and supplies	81,701	76,696
Natural gas and natural gas liquids in storage	217,769	128,084
Commodity imbalances	43,770	38,681
Other current assets	50,759	39,946
Assets of discontinued operations (Note M)	658	205
Total current assets	1,369,291	975,210
Property, plant and equipment
Property, plant and equipment	14,943,225	14,530,460
Accumulated depreciation and amortization	2,416,476	2,156,471
Net property, plant and equipment	12,526,749	12,373,989
Investments and other assets
Investments in unconsolidated affiliates	943,390	948,221
Goodwill and intangible assets	1,008,334	1,017,258
Other assets	121,529	112,598
Assets of discontinued operations (Note M)	12,742	18,835
Total investments and other assets	2,085,995	2,096,912
Total assets	$15,982,035	$15,446,111
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)
	September 30,	December 31,
(Unaudited)	2016	2015
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt (Note E)	$460,650	$110,650
Short-term borrowings (Note D)	693,500	546,340
Accounts payable	711,817	615,982
Commodity imbalances	134,658	74,460
Accrued interest	104,137	129,043
Other current liabilities	214,662	132,556
Liabilities of discontinued operations (Note M)	22,540	29,235
Total current liabilities	2,341,964	1,638,266
Long-term debt, excluding current maturities (Note E)	8,320,144	8,323,582
Deferred credits and other liabilities
Deferred income taxes	1,573,950	1,436,715
Other deferred credits	296,751	264,248
Liabilities of discontinued operations (Note M)	9,012	16,964
Total deferred credits and other liabilities	1,879,713	1,717,927
Commitments and contingencies (Note L)
Equity (Note F)
ONEOK shareholders’ equity:
Common stock, $0.01 par value: authorized 600,000,000 shares; issued 245,811,180 shares and outstanding 210,517,586 shares at September 30, 2016; issued 245,811,180 shares and outstanding 209,731,028 shares at December 31, 2015	2,458	2,458
Paid-in capital	1,264,041	1,378,444
Accumulated other comprehensive loss (Note G)	(154,351)	(127,242)
Retained earnings	—	—
Treasury stock, at cost: 35,293,594 shares at September 30, 2016, and 36,080,152 shares at December 31, 2015	(897,852)	(917,862)
Total ONEOK shareholders’ equity	214,296	335,798
Noncontrolling interests in consolidated subsidiaries	3,225,918	3,430,538
Total equity	3,440,214	3,766,336
Total liabilities and equity	$15,982,035	$15,446,111
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,
(Unaudited)	2016	2015
	(Thousands of dollars)
Operating activities
Net income	$549,034	$407,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	292,275	261,241
Equity in net earnings from investments	(100,441)	(93,205)
Distributions received from unconsolidated affiliates	106,381	92,042
Deferred income taxes	157,819	124,615
Share-based compensation expense	31,112	13,732
Pension and postretirement benefit expense, net of contributions	8,270	10,145
Allowance for equity funds used during construction	(208)	(1,718)
(Gain) loss on sale of assets	(9,537)	610
Changes in assets and liabilities:
Accounts receivable	(145,430)	157,742
Natural gas and natural gas liquids in storage	(89,685)	(8,174)
Accounts payable	138,198	(191,542)
Commodity imbalances, net	55,109	25,728
Settlement of exit activities liabilities	(16,211)	(31,207)
Accrued interest	(24,906)	3,577
Risk-management assets and liabilities	(48,695)	(45,240)
Other assets and liabilities, net	18,943	(30,680)
Cash provided by operating activities	922,028	695,077
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(491,528)	(930,316)
Contributions to unconsolidated affiliates	(55,177)	(27,540)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	43,018	25,111
Proceeds from sale of assets	19,099	3,171
Other	—	(12,607)
Cash used in investing activities	(484,588)	(942,181)
Financing activities
Dividends paid	(388,103)	(380,498)
Distributions to noncontrolling interests	(412,539)	(396,847)
Borrowing (repayment) of short-term borrowings, net	147,160	(768,024)
Issuance of long-term debt, net of discounts	1,000,000	1,291,506
Debt financing costs	(2,770)	(17,126)
Repayment of long-term debt	(656,117)	(5,795)
Issuance of common stock	14,948	13,839
Issuance of common units, net of issuance costs	—	375,660
Cash provided by (used in) financing activities	(297,421)	112,715
Change in cash and cash equivalents	140,019	(134,389)
Change in cash and cash equivalents included in discontinued operations	(228)	(52)
Change in cash and cash equivalents from continuing operations	139,791	(134,441)
Cash and cash equivalents at beginning of period	97,619	172,812
Cash and cash equivalents at end of period	$237,410	$38,371
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	ONEOK Shareholders’ Equity
(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Loss
	(Shares)	(Thousands of dollars)
January 1, 2016	245,811,180	$2,458	$1,378,444	$(127,242)
Net income	—	—	—	—
Other comprehensive income (loss) (Note G)	—	—	—	(27,109)
Common stock issued	—	—	(531)	—
Common stock dividends - $1.845 per share (Note F)	—	—	(126,569)	—
Distributions to noncontrolling interests	—	—	—	—
Other	—	—	12,697	—
September 30, 2016	245,811,180	$2,458	$1,264,041	$(154,351)

	ONEOK Shareholders’ Equity
(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Loss
	(Shares)	(Thousands of dollars)
January 1, 2015	245,811,180	$2,458	$1,541,583	$(136,353)
Net income	—	—	—	—
Other comprehensive income (loss) (Note G)	—	—	—	241
Common stock issued	—	—	(6,284)	—
Common stock dividends - $1.815 per share (Note F)	—	—	(22,807)	—
Issuance of common units of ONEOK Partners (Note K)	—	—	(34,446)	—
Distributions to noncontrolling interests	—	—	—	—
Other	—	—	(415)	—
September 30, 2015	245,811,180	$2,458	$1,477,631	$(136,112)

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Continued)
	ONEOK Shareholders’ Equity
(Unaudited)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2016	$—	$(917,862)	$3,430,538	$3,766,336
Net income	261,534	—	287,500	549,034
Other comprehensive income (loss) (Note G)	—	—	(75,540)	(102,649)
Common stock issued	—	20,010	—	19,479
Common stock dividends - $1.845 per share (Note F)	(261,534)	—	—	(388,103)
Distributions to noncontrolling interests	—	—	(412,539)	(412,539)
Other	—	—	(4,041)	8,656
September 30, 2016	$—	$(897,852)	$3,225,918	$3,440,214

	ONEOK Shareholders’ Equity
(Unaudited)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2015	$138,128	$(953,701)	$3,413,768	$4,005,883
Net income	219,462	—	187,949	407,411
Other comprehensive income (loss) (Note G)	—	—	(10,189)	(9,948)
Common stock issued	—	24,196	—	17,912
Common stock dividends - $1.815 per share (Note F)	(357,691)	—	—	(380,498)
Issuance of common units of ONEOK Partners (Note K)	—	—	428,590	394,144
Distributions to noncontrolling interests	—	—	(396,847)	(396,847)
Other	101	—	(438)	(752)
September 30, 2015	$—	$(929,505)	$3,622,833	$4,037,305

See accompanying Notes to Consolidated Financial Statements.

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Goodwill Impairment Test - We assess our goodwill for impairment at least annually on July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. As the commodity price environment has remained relatively unchanged since 2015, we elected to perform a quantitative assessment, or Step 1 analysis, to test our goodwill for impairment. The assessment included our current commodity price assumptions, expected contractual terms, anticipated operating costs and volume estimates. Our goodwill impairment analysis performed as of July 1, 2016, did not result in an impairment charge nor did our analysis reflect any reporting units at risk. In each reporting unit, the fair value substantially exceeded the carrying value. Subsequent to that date, no event has occurred indicating that the implied fair value of each of our reporting units is less than the carrying value of its net assets.

Recently Issued Accounting Standards Update - The following tables provide a brief description of recent accounting pronouncements and our analysis of the effects on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standards that were adopted
ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”
The standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.
		First quarter 2016	There was no impact, but it could impact us in the future if we complete any acquisitions with subsequent measurement period adjustments.
ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”
The standard removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendment also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient.
		First quarter 2016	The impact of adopting this standard was not material.
ASU 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”
The standard clarifies whether a cloud computing arrangement includes a software license. If it does, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses; if not, the customer should account for the arrangement as a service contract.
		First quarter 2016	The impact of adopting this standard was not material.
ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”
The standard eliminates the presumption that a general partner should consolidate a limited partnership. It also modifies the evaluation of whether limited partnerships are variable interest entities or voting interest entities and adds requirements that limited partnerships must meet to qualify as voting interest entities.
First quarter 2016
As a result of adopting this standard, we no longer consolidate ONEOK Partners under the presumption that a general partner should consolidate a limited partnership. We concluded, however, that ONEOK Partners is a VIE and ONEOK is the primary beneficiary, and we therefore consolidate ONEOK Partners under the variable interest model of consolidation. There was no financial statement impact due to the change in consolidation methodology. See Note K for additional information.

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standards that are not yet adopted
ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”	The standard requires that inventory, excluding inventory measured using last-in, first-out (LIFO) or the retail inventory method, be measured at the lower of cost or net realizable value.	First quarter 2017	We do not expect the adoption of this standard to materially impact us.
ASU 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships”
The standard clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met.
		First quarter 2017	We do not expect the adoption of this standard to materially impact us.
ASU 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments”
The standard clarifies the requirements for assessing whether a contingent call (put) option that can accelerate the payment of principal on a debt instrument is clearly and closely related to its debt host.
		First quarter 2017	We do not expect the adoption of this standard to materially impact us.
ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”
The standard provides simplified accounting for share-based payment transactions in relation to income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.
		First quarter 2017	We are evaluating the impact of this standard on us.
ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”
The standard outlines the principles an entity must apply to measure and recognize revenue for entities that enter into contracts to provide goods or services to their customers. The core principle is that an entity should recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to a customer. The amendment also requires more extensive disaggregated revenue disclosures in interim and annual financial statements.
First quarter 2018
We are evaluating the impact of this standard on us. Our evaluation process includes a review of our and ONEOK Partners’ contracts and transaction types across all of the business segments. In addition, we are currently evaluating the methods of adoption and analyzing the impact of the standard on our internal controls, accounting policies and financial statements and disclosures.

ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”
The standard requires all equity investments, other than those accounted for using the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income, eliminates the available-for-sale classification for equity securities with readily determinable fair values and eliminates the cost method for equity investments without readily determinable fair values.
		First quarter 2018	We are evaluating the impact of this standard on us.
ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”	The standard clarifies the classification of certain cash receipts and cash payments on the statement of cash flows where diversity in practice has been identified.	First quarter 2018	We are evaluating the impact of this standard on us.
ASU 2016-02, “Leases (Topic 842)”
The standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. It also requires qualitative disclosures along with specific quantitative disclosures by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.
		First quarter 2019	We are evaluating the impact of this standard on us.
ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”
The standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented net of the allowance for credit losses to reflect the net carrying value at the amount expected to be collected on the financial asset; and the initial allowance for credit losses for purchased financial assets, including available-for-sale debt securities, to be added to the purchase price rather than being reported as a credit loss expense.
		First quarter 2020	We are evaluating the impact of this standard on us.

B.	FAIR VALUE MEASUREMENTS

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

In addition, as prescribed by the income approach, we compute the fair value of derivatives by discounting the projected future cash flows from the derivative assets and liabilities to present value using interest-rate yields to calculate present-value discount factors derived from LIBOR, Eurodollar futures and the LIBOR interest-rate swaps market. We also take into consideration the potential impact on market prices of liquidating positions in an orderly manner over a reasonable period of time under current market conditions. We consider current market data in evaluating counterparties’, as well as our own, nonperformance risk, net of collateral, by using specific and sector bond yields and monitoring the credit default swap markets. Although we use our best estimates to determine the fair value of the executed derivative contracts, the ultimate market prices realized could differ from our estimates, and the differences could be material.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	September 30, 2016
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$9,051	$—	$2,858	$11,909	$(7,389)	$4,520
Physical contracts	—	—	98	98	—	98
Total derivative assets	$9,051	$—	$2,956	$12,007	$(7,389)	$4,618
Derivative liabilities
Commodity contracts
Financial contracts	$(12,175)	$—	$(9,846)	$(22,021)	$22,021	$—
Physical contracts	—	—	(3,173)	(3,173)	—	(3,173)
Interest-rate contracts	—	(69,103)	—	(69,103)	—	(69,103)
Total derivative liabilities	$(12,175)	$(69,103)	$(13,019)	$(94,297)	$22,021	$(72,276)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At September 30, 2016, we held no cash and posted $27.4 million of cash with various counterparties, including $14.6 million of cash collateral that is offsetting derivative net liability positions under master-netting arrangements in the table above. The remaining $12.8 million of cash collateral in excess of derivative net liability positions is included in other current assets in our Consolidated Balance Sheets.
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
(b) - Included in other current assets or other current liabilities in our Consolidated Balance Sheets.

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative Assets (Liabilities)	2016	2015	2016	2015
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$(14,021)	$10,387	$7,331	$9,285
Total realized/unrealized gains (losses):
Included in earnings (a)	920	(15)	492	95
Included in other comprehensive income (loss)	3,038	(5,076)	(17,886)	(4,084)
Net assets (liabilities) at end of period	$(10,063)	$5,296	$(10,063)	$5,296
(a) - Included in commodity sales revenues in our Consolidated Statements of Income.

Realized/unrealized gains (losses) include the realization of derivative contracts through maturity. During the three and nine months ended September 30, 2016 and 2015, gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the end of each reporting period were not material.

We recognize transfers into and out of the levels in the fair value hierarchy as of the end of each reporting period. During the three and nine months ended September 30, 2016 and 2015, there were no transfers between levels.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $9.3 billion and $7.4 billion at September 30, 2016, and December 31, 2015, respectively. The book value of our consolidated long-term debt, including current maturities, was $8.8 billion and $8.4 billion at September 30, 2016, and December 31, 2015, respectively. The estimated fair value of the aggregate of ONEOK’s and ONEOK Partners’ senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

C.	RISK-MANAGEMENT AND HEDGING ACTIVITIES USING DERIVATIVES

Risk-Management Activities - We are sensitive to changes in natural gas, crude oil and NGL prices, principally as a result of contractual terms under which these commodities are processed, purchased and sold. We use physical-forward purchases and sales and financial derivatives to secure a certain price for a portion of our natural gas, condensate and NGL products; to reduce our exposure to commodity price and interest-rate fluctuations; and to achieve more predictable cash flows. We follow established policies and procedures to assess risk and approve, monitor and report risk-management activities. We have not used these instruments for trading purposes. We are also subject to the risk of interest-rate fluctuation in the normal course of business.

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

The Natural Gas Pipelines segment is exposed to commodity price risk because its intrastate and interstate natural gas pipelines retain natural gas from its customers for operations or as part of its fee for services provided. When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by its customers, these pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose them to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in the Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we use physical-forward sales or purchases to reduce the impact of price fluctuations related to natural gas. At September 30, 2016, and December 31, 2015, there were no financial derivative instruments with respect to ONEOK Partners’ natural gas pipeline operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. As of September 30, 2016, ONEOK Partners had interest-rate swaps with notional amounts totaling $1.0 billion to hedge the variability of ONEOK Partners’ LIBOR-based interest payments. In addition, in June 2016, ONEOK Partners entered into forward-starting interest-rate swaps with notional amounts totaling $750 million to hedge the variability of interest payments on a portion of its forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued, resulting in total notional amounts of this type of interest-rate swap of $1.2 billion at September 30, 2016, compared with $400 million at December 31, 2015. All of ONEOK Partners’ interest-rate swaps are designated as cash flow hedges.

Accounting Treatment - Our accounting treatment of derivative instruments is consistent with that disclosed in Note A of the Notes to consolidated Financial Statements in our Annual Report.

Fair Values of Derivative Instruments - See Note B for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of derivative instruments for the periods indicated:

	September 30, 2016		December 31, 2015
	Assets (a)	(Liabilities) (a)	Assets (b)	(Liabilities) (b)
	(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	$9,525	$(20,376)	$39,255	$(1,440)
Physical contracts	98	(3,173)	3,591	—
Interest-rate contracts	—	(69,103)	—	(9,936)
Total derivatives designated as hedging instruments	9,623	(92,652)	42,846	(11,376)
Derivatives not designated as hedging instruments
Commodity contracts
Financial contracts	2,384	(1,645)	6,919	(6,586)
Total derivatives not designated as hedging instruments	2,384	(1,645)	6,919	(6,586)
Total derivatives	$12,007	$(94,297)	$49,765	$(17,962)
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

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		September 30, 2016		December 31, 2015
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures and swaps	—	(43.3)	—	(27.1)
- Natural gas (Bcf)	Put options	68.3	—	—	—
- Crude oil and NGLs (MMBbl)	Futures, forwards and swaps	—	(4.6)	—	(2.3)
Basis
- Natural gas (Bcf)	Futures and swaps	—	(43.3)	—	(27.1)
Interest-rate contracts (Millions of dollars)	Swaps	$2,150.0	$—	$400.0	$—
Derivatives not designated as hedging instruments:
Fixed price
- NGLs (MMBbl)	Futures, forwards and swaps	1.1	(0.9)	0.6	(0.6)

These notional amounts are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and, consequently, do not reflect actual exposure to market or credit risk.

Cash Flow Hedges - At September 30, 2016, our Consolidated Balance Sheet reflected a net loss of $154.4 million in accumulated other comprehensive loss. The portion of accumulated other comprehensive loss attributable to commodity derivative financial instruments is an unrealized loss of $7.1 million, net of tax, which will be realized within the next 27 months as the forecasted transactions affect earnings. If commodity prices remain at current levels, we will realize approximately $5.6 million in net losses, net of tax, over the next 12 months and approximately $1.5 million in net losses, net of tax, thereafter. The amount deferred in accumulated other comprehensive loss attributable to settled interest-rate swaps is a loss of $45.5 million, net of tax, which will be recognized over the life of the long-term, fixed-rate debt, including losses of $6.4 million, net of tax, that will be reclassified into earnings during the next 12 months as the hedged items affect earnings. The remaining amounts in accumulated other comprehensive loss are attributable primarily to forward-starting interest-rate swaps with future settlement dates, which will be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of the debt.

The following table sets forth the unrealized effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Thousands of dollars)
Commodity contracts	$7,580	$36,559	$(39,396)	$47,650
Interest-rate contracts	958	(20,610)	(59,217)	(26,277)
Total unrealized gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion)	$8,538	$15,949	$(98,613)	$21,373

The following table sets forth the effect of cash flow hedges in our Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2016	2015	2016	2015
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues	$908	$22,770	$29,456	$54,020
Interest-rate contracts	Interest expense	(4,802)	(4,554)	(14,302)	(12,869)
Total gain (loss) reclassified from accumulated other comprehensive loss into net income on derivatives (effective portion)		$(3,894)	$18,216	$15,154	$41,151

Ineffectiveness related to our cash flow hedges for the three and nine months ended September 30, 2016 and 2015, was not material. In the event that it becomes probable that a forecasted transaction will not occur, we would discontinue cash flow hedge treatment, which would affect earnings. For the three and nine months ended September 30, 2016 and 2015, there were no gains or losses due to the discontinuance of cash flow hedge treatment.

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

From time to time, ONEOK Partners may enter into financial derivative instruments that contain provisions that require it to maintain an investment-grade credit rating from S&P and/or Moody’s. If ONEOK Partners’ credit ratings on its senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk at September 30, 2016.

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

At September 30, 2016, the net credit exposure from our derivative assets is primarily with investment-grade companies in the financial services sector.

D.	SHORT-TERM BORROWINGS

ONEOK Credit Agreement - In January 2016, we extended the term of the ONEOK Credit Agreement by one year to January 2020. The ONEOK Credit Agreement is a $300 million revolving credit facility and contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to Consolidated EBITDA (EBITDA, as defined in our ONEOK Credit Agreement) of no more than 4.0 to 1. Upon breach of certain covenants by us in the ONEOK Credit Agreement, amounts outstanding under the ONEOK Credit Agreement, if any, may become due and payable immediately. At September 30, 2016, ONEOK’s ratio of indebtedness to Consolidated EBITDA was 2.1 to 1, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement.

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

At September 30, 2016, ONEOK had $1.1 million in letters of credit issued and no borrowings under the ONEOK Credit Agreement.

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

ONEOK Partners had $14 million of letters of credit issued, no borrowings outstanding and approximately $1.7 billion capacity available at September 30, 2016, under the ONEOK Partners Credit Agreement.

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

The ONEOK Partners Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1. If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters. If ONEOK Partners were to breach certain covenants in the ONEOK Partners Credit Agreement, amounts outstanding under the ONEOK Partners Credit Agreement, if any, may become due and payable immediately. At September 30, 2016, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 4.1 to 1, and it was in compliance with all covenants under the ONEOK Partners Credit Agreement.

Neither ONEOK nor ONEOK Partners guarantees the debt or other similar commitments of unaffiliated parties. ONEOK does not guarantee the debt, commercial paper or other similar commitments of ONEOK Partners, and ONEOK Partners does not guarantee the debt or other similar commitments of ONEOK.

ONEOK Partners Commercial Paper Program - At September 30, 2016, ONEOK Partners had $694 million of commercial paper outstanding under its $2.4 billion commercial paper program with a weighted-average interest rate of 1.15 percent. Amounts outstanding under ONEOK Partners’ commercial paper program reduce the borrowing capacity under the ONEOK Partners Credit Agreement.

E.	LONG-TERM DEBT

The following table sets forth our long-term debt for the periods indicated:

	September 30,	December 31,
	2016	2015
	(Thousands of dollars)
ONEOK
$700,000 at 4.25% due 2022	$547,397	$547,397
$500,000 at 7.5% due 2023	500,000	500,000
$100,000 at 6.5% due 2028	87,137	87,516
$100,000 at 6.875% due 2028	100,000	100,000
$400,000 at 6.0% due 2035	400,000	400,000
Total ONEOK senior notes payable	1,634,534	1,634,913
ONEOK Partners
$650,000 at 3.25% due 2016	—	650,000
$450,000 at 6.15% due 2016	450,000	450,000
$400,000 at 2.0% due 2017	400,000	400,000
$425,000 at 3.2% due 2018	425,000	425,000
$1,000,000 term loan, variable rate, due 2019	1,000,000	—
$500,000 at 8.625% due 2019	500,000	500,000
$300,000 at 3.8% due 2020	300,000	300,000
$900,000 at 3.375% due 2022	900,000	900,000
$425,000 at 5.0% due 2023	425,000	425,000
$500,000 at 4.9% due 2025	500,000	500,000
$600,000 at 6.65% due 2036	600,000	600,000
$600,000 at 6.85% due 2037	600,000	600,000
$650,000 at 6.125% due 2041	650,000	650,000
$400,000 at 6.2% due 2043	400,000	400,000
Guardian Pipeline
Average 7.85% due 2022	46,170	51,907
Total ONEOK Partners long-term debt	7,196,170	6,851,907
Total long-term debt	8,830,704	8,486,820
Unamortized portion of terminated swaps	20,615	21,904
Unamortized debt issuance costs and discounts	(70,525)	(74,492)
Current maturities	(460,650)	(110,650)
Long-term debt, excluding current maturities	$8,320,144	$8,323,582

ONEOK Debt Issuance - In August 2015, we completed an underwritten public offering of $500 million, 7.5 percent senior notes due 2023. The net proceeds, after deducting underwriting discounts, commissions and other expenses, were approximately $487.1 million. We used the proceeds together with cash on hand to purchase $650 million of additional common units from ONEOK Partners.

ONEOK Partners Debt Issuances and Maturities - In January 2016, ONEOK Partners entered into the $1.0 billion senior unsecured delayed-draw Term Loan Agreement with a syndicate of banks. The Term Loan Agreement matures in January 2019 and bears interest at LIBOR plus a margin that is based on the credit ratings assigned to ONEOK Partners’ senior, unsecured, long-term indebtedness. Based on ONEOK Partners’ current applicable credit rating, borrowings on the Term Loan Agreement accrue at LIBOR plus 130 basis points. At September 30, 2016, the interest rate was 1.83 percent. The Term Loan Agreement contains an option, which may be exercised up to two times, to extend the term of the loan, in each case, for an additional one-year term, subject to approval of the banks. The Term Loan Agreement allows prepayment of all or any portion outstanding without penalty or premium and contains substantially the same covenants as the ONEOK Partners Credit Agreement. During the first quarter 2016, ONEOK Partners drew the full $1.0 billion available under the agreement and used the proceeds to repay its $650 million, 3.25 percent senior notes, to repay amounts outstanding under its commercial paper program and for general partnership purposes.

At September 30, 2016, ONEOK Partners’ $450 million, 6.15 percent senior notes due October 1, 2016, are reflected in current maturities of long-term debt in our Consolidated Balance Sheet. In October 2016, ONEOK Partners repaid its $450 million, 6.15 percent senior notes with a combination of cash on hand and short-term borrowings.

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

Dividends - Dividends paid on our common stock to shareholders of record at the close of business on February 1, 2016, May 2, 2016, and August 8, 2016, were $0.615 per share in each instance. A dividend of $0.615 per share was declared for shareholders of record at the close of business on October 31, 2016, payable November 14, 2016.

See Note K for a discussion of ONEOK Partners’ issuance of common units and distributions to noncontrolling interests.

G.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the period indicated:

	Unrealized Gains (Losses) on Risk- Management Assets/Liabilities (a)	Pension and Postretirement Benefit Plan Obligations (a) (b)	Unrealized Gains (Losses) on Risk- Management Assets/Liabilities of Unconsolidated Affiliates (a)	Accumulated Other Comprehensive Loss (a)
	(Thousands of dollars)
January 1, 2016	$(42,199)	$(84,543)	$(500)	$(127,242)
Other comprehensive income (loss) before reclassifications	(25,597)	9	(3,133)	(28,721)
Amounts reclassified from accumulated other comprehensive loss	(3,037)	4,649	—	1,612
Net current period other comprehensive income (loss) attributable to ONEOK	(28,634)	4,658	(3,133)	(27,109)
September 30, 2016	$(70,833)	$(79,885)	$(3,633)	$(154,351)
(a) All amounts are presented net of tax.
(b) Includes amounts related to supplemental executive retirement plan.

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss in our Consolidated Statements of Income for the periods indicated:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended		Nine Months Ended		Affected Line Item in the Consolidated Statements of Income
	September 30,		September 30,
	2016	2015	2016	2015
	(Thousands of dollars)
Unrealized gains (losses) on risk-management assets/liabilities
Commodity contracts	$908	$22,770	$29,456	$54,020	Commodity sales revenues
Interest-rate contracts	(4,802)	(4,554)	(14,302)	(12,869)	Interest expense
	(3,894)	18,216	15,154	41,151	Income before income taxes
	811	(2,957)	(1,658)	(5,621)	Income tax expense
	(3,083)	15,259	13,496	35,530	Net income
Noncontrolling interests	(1,774)	10,150	10,459	25,745	Less: Net income attributable to noncontrolling interests
	$(1,309)	$5,109	$3,037	$9,785	Net income attributable to ONEOK

Pension and postretirement benefit plan obligations (a)
Amortization of net loss	$(2,999)	$(4,422)	$(8,994)	$(13,268)
Amortization of unrecognized prior service cost	416	392	1,246	1,176
	(2,583)	(4,030)	(7,748)	(12,092)	Income before income taxes
	1,033	1,612	3,099	4,837	Income tax expense
	$(1,550)	$(2,418)	$(4,649)	$(7,255)	Net income attributable to ONEOK

Total reclassifications for the period attributable to ONEOK	$(2,859)	$2,691	$(1,612)	$2,530	Net income attributable to ONEOK
(a) These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note I for additional detail of our net periodic benefit cost.

H.	EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended September 30, 2016
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$92,720	211,309	$0.44
Diluted EPS from continuing operations
Effect of dilutive securities	—	1,561
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$92,720	212,870	$0.44

	Three Months Ended September 30, 2015
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$86,017	210,296	$0.41
Diluted EPS from continuing operations
Effect of dilutive securities	—	228
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$86,017	210,524	$0.41

	Nine Months Ended September 30, 2016
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$263,289	211,038	$1.25
Diluted EPS from continuing operations
Effect of dilutive securities	—	1,085
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$263,289	212,123	$1.24

	Nine Months Ended September 30, 2015
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$223,606	210,138	$1.06
Diluted EPS from continuing operations
Effect of dilutive securities	—	371
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$223,606	210,509	$1.06

I.	EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and postretirement benefit plans for our continuing operations for the periods indicated:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$1,622	$1,887	$4,866	$5,661
Interest cost	4,946	4,546	14,840	13,638
Expected return on assets	(5,077)	(5,213)	(15,231)	(15,639)
Amortization of unrecognized prior service cost	—	23	—	69
Amortization of net loss	2,737	3,987	8,210	11,961
Net periodic benefit cost	$4,228	$5,230	$12,685	$15,690

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$149	$186	$447	$558
Interest cost	601	587	1,803	1,760
Expected return on assets	(531)	(564)	(1,593)	(1,692)
Amortization of unrecognized prior service cost	(416)	(415)	(1,246)	(1,245)
Amortization of net loss	262	435	784	1,307
Net periodic benefit cost	$65	$229	$195	$688

J.	UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments - The following table sets forth ONEOK Partners’ equity in net earnings from investments for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Thousands of dollars)
Northern Border Pipeline	$17,854	$16,156	$52,251	$51,131
Overland Pass Pipeline Company	13,886	10,538	40,798	27,048
Other	3,415	5,550	7,392	15,026
Equity in net earnings from investments	$35,155	$32,244	$100,441	$93,205

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of ONEOK Partners’ unconsolidated affiliates for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Thousands of dollars)
Income Statement
Operating revenues	$143,967	$135,474	$423,170	$390,793
Operating expenses	$66,490	$64,786	$191,863	$178,324
Net income	$72,672	$67,121	$214,129	$196,123

Distributions paid to ONEOK Partners	$40,822	$36,370	$149,399	$117,153

ONEOK Partners incurred expenses in transactions with unconsolidated affiliates of $36.4 million and $28.4 million for the three months ended September 30, 2016 and 2015, respectively, and $105.3 million and $74.2 million for the nine months ended September 30, 2016 and 2015, respectively, primarily related to Overland Pass Pipeline Company and Northern Border Pipeline. Accounts payable to ONEOK Partners’ equity-method investees at September 30, 2016, and December 31, 2015, were $11.5 million and $8.0 million, respectively.

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

Roadrunner Gas Transmission - In March 2015, ONEOK Partners entered into a 50-50 joint venture with a subsidiary of Fermaca Infrastructure B.V. (Fermaca), a Mexico City-based natural gas infrastructure company, to construct a pipeline to transport natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas. During the nine months ended September 30, 2016, ONEOK Partners made contributions of approximately $55 million to Roadrunner, and expects to contribute approximately $10 million to Roadrunner during the remainder of 2016.

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

Ownership Interest in ONEOK Partners - Our ownership interest in ONEOK Partners is shown in the table below at September 30, 2016:

General partner interest	2.0%
Limited partner interest (a)	39.2%
Total ownership interest	41.2%
(a) - Represents 41.3 million common units and approximately 73.0 million Class B units, which are convertible, at our option, into common units.

Consolidation - We determined ONEOK Partners is a VIE due to the limited partners’ lack of substantive voting rights under the Partnership Agreement. Substantive voting rights under a master limited partnership are either kick-out rights or participating rights, as defined by FASB Accounting Standards Codification 810-10, that can be exercised with a simple majority of the vote of the limited partners. Prior to the adoption of ASU 2015-02, ONEOK Partners was not considered a VIE but was consolidated by us under the presumption that a general partner consolidates its limited partnership. See Note A for more information on ASU 2015-02.

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

The following table shows the carrying amount and classification of ONEOK Partners’ assets and liabilities in our Consolidated Balance Sheets:

	September 30,	December 31,
	2016	2015
	(Thousands of dollars)
Assets
Total current assets	$1,128,794	$883,164
Net property, plant and equipment	12,415,775	12,256,791
Total investments and other assets	1,774,989	1,787,631
Total assets	$15,319,558	$14,927,586
Liabilities
Total current liabilities	$2,286,251	$1,580,300
Long-term debt, excluding current maturities	6,691,663	6,695,312
Total deferred credits and other liabilities	188,254	154,631
Total liabilities	$9,166,168	$8,430,243

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

ONEOK Partners has an “at-the-market” equity program for the offer and sale from time to time of its common units, up to an aggregate amount of $650 million. The program allows ONEOK Partners to offer and sell its common units at prices it deems appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between ONEOK Partners and the sales agent. ONEOK Partners is under no obligation to offer and sell common units under the program. At September 30, 2016, ONEOK Partners had approximately $138 million of registered common units available for issuance through its “at-the-market” equity program.

During the three and nine months ended September 30, 2016, no common units were sold through ONEOK Partners’ “at-the-market” equity program.

During the nine months ended September 30, 2015, ONEOK Partners sold 10.5 million common units through its “at-the-market” equity program, including the units sold to funds managed by Kayne Anderson Capital Advisors in the offering discussed above. The net proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $381.6 million, which were used for general partnership purposes, including repayment of commercial paper borrowings.

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

In October 2016, a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) was declared for the third quarter 2016 and will be paid on November 14, 2016, to unitholders of record at the close of business on October 31, 2016.

The following table sets forth ONEOK Partners’ distributions paid in the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Thousands, except per unit amounts)
Distribution per unit	$0.79	$0.79	$2.37	$2.37

General partner distributions	$6,660	$6,081	$19,980	$17,950
Incentive distributions	100,538	91,794	301,614	270,962
Distributions to general partner	107,198	97,875	321,594	288,912
Limited partner distributions to ONEOK	90,323	73,302	270,969	219,907
Limited partner distributions to noncontrolling interest	135,480	132,862	406,439	388,655
Total distributions paid	$333,001	$304,039	$999,002	$897,474

The following table sets forth ONEOK Partners’ distributions declared for the periods indicated and paid within 45 days of the end of the period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Thousands, except per unit amounts)
Distribution per unit	$0.79	$0.79	$2.37	$2.37

General partner distributions	$6,660	$6,660	$19,980	$18,696
Incentive distributions	100,538	100,538	301,614	282,221
Distributions to general partner	107,198	107,198	321,594	300,917
Limited partner distributions to ONEOK	90,323	90,323	270,969	236,927
Limited partner distributions to noncontrolling interest	135,480	135,480	406,439	396,925
Total distributions declared	$333,001	$333,001	$999,002	$934,769

Affiliate Transactions - We provide and are reimbursed for a variety of services to our affiliates, including cash management and financial services, employee benefits, legal and administrative services by our employees and management, insurance and office space leased in our headquarters building and other field locations. Where costs are incurred specifically on behalf of an affiliate, the costs are billed directly to the affiliate by us. In other situations, the costs may be allocated to the affiliates through a variety of methods, depending upon the nature of the expenses and the activities of the affiliates. For the three months ended September 30, 2016 and 2015, $95.2 million and $89.3 million, respectively, of ONEOK Partners’ operating expenses were incurred with us. For the nine months ended September 30, 2016 and 2015, $285.1 million and $265.6 million, respectively, of ONEOK Partners’ operating expenses were incurred with us.

ONEOK Partners has an operating agreement with Roadrunner that provides for reimbursement or payment to it for management services and certain operating costs. Charges to Roadrunner included in operating income in our Consolidated

Statements of Income for the three and nine months ended September 30, 2016, were $2.5 million and $6.9 million, respectively. Charges to Roadrunner for the three and nine months ended September 30, 2015, were not material.

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

Legal Proceedings - Gas Index Pricing Litigation - In October 2016, we reached an agreement in principle to settle the claims alleged against us and our affiliate ONEOK Energy Services Company, L.P. (“OESC”) in Reorganized FLI, Inc. previously reported in our Annual Report. The amount we expect to pay to settle this case is not material to our results of operations, financial position or cash flows and is expected to be paid with cash on hand.

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

The above agreements in principle to settle do not apply to the Sinclair case, previously reported in our Annual Report. We expect that future charges, if any, from the ultimate resolution of this matter will not be material to our results of operations, financial position or cash flows.

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

The following table summarizes the change in our liability related to released capacity contracts for the periods indicated:

	Nine Months Ended
	September 30,
	2016	2015
	(Millions of dollars)
Beginning balance	$36.3	$73.8
Settlements	(16.2)	(31.2)
Accretion	0.4	0.8
Ending balance	$20.5	$43.4

We expect future cash payments associated with released transportation and storage capacity contracts from the wind down of our former energy services business to total approximately $21 million, which consists of approximately $3 million to be paid in the remainder of 2016, $10 million in 2017, $4 million in 2018 and $4 million over the period 2019 through 2023.

Results of Operations of Discontinued Operations - The results of operations for our former energy services business have been reported as discontinued operations for all periods presented. Income (loss) from discontinued operations, net of tax, in the Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, includes accretion expense, net of tax benefit, on the released contracts for our former energy services business.

Statement of Financial Position of Discontinued Operations - At September 30, 2016, and December 31, 2015, assets and liabilities of discontinued operations in our Consolidated Balance Sheets relate primarily to deferred tax assets and capacity release obligations associated with our former energy services business.

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

Accounting Policies - The accounting policies of the segments are described in Note A of the Notes to Consolidated Financial Statements in our Annual Report. Our chief operating decision-maker reviews the financial performance of each of the three segments of ONEOK Partners, as well as our financial performance, on a regular basis. Beginning in 2016, adjusted EBITDA by segment, a non-GAAP financial measure, is utilized in this evaluation. We believe this non-GAAP financial measure is useful to investors because it is used by many companies in our industry as a measurement of financial performance and is commonly employed by financial analysts and others to evaluate our financial performance and to compare our financial performance with the performance of other publicly traded partnerships within our industry. Adjusted EBITDA is defined as net income adjusted for interest expense, depreciation and amortization, noncash impairment charges, income taxes and AFUDC and other noncash items. Adjusted EBITDA should not be considered an alternative to net income, earnings per unit or any other measure of financial performance presented in accordance with GAAP. Additionally, this calculation may not be comparable with similarly titled measures of other companies. Prior period segment disclosures have been recast to reflect this change.

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

For the three months and nine months ended September 30, 2016 and 2015, we had no single customer from which we received 10 percent or more of our consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended September 30, 2016	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$361,717	$1,905,273	$90,401	$516	$2,357,907
Intersegment revenues	150,501	133,984	1,676	(286,161)	—
Total revenues	512,218	2,039,257	92,077	(285,645)	2,357,907
Cost of sales and fuel (exclusive of items shown separately below)	336,456	1,694,161	6,870	(285,894)	1,751,593
Operating costs	69,443	79,771	28,373	6,564	184,151
Depreciation and amortization	44,994	40,751	12,057	748	98,550
(Gain) loss on sale of assets	(846)	(5)	(4,894)	1	(5,744)
Operating income	$62,171	$224,579	$49,671	$(7,064)	$329,357
Equity in net earnings from investments	$2,596	$13,960	$18,599	$—	$35,155
Capital expenditures	$99,649	$30,533	$24,495	$3,597	$158,274
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $299.2 million, of which $253.4 million related to sales within the segment, cost of sales and fuel of $119.6 million and operating income of $118.5 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $61.0 million, cost of sales and fuel of $7.8 million and operating income of $26.0 million.

Three Months Ended September 30, 2015	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$294,948	$1,522,224	$81,246	$528	$1,898,946
Intersegment revenues	139,388	89,230	1,751	(230,369)	—
Total revenues	434,336	1,611,454	82,997	(229,841)	1,898,946
Cost of sales and fuel (exclusive of items shown separately below)	293,681	1,289,682	7,628	(230,182)	1,360,809
Operating costs	61,162	74,464	26,674	1,877	164,177
Depreciation and amortization	37,286	39,317	10,914	782	88,299
(Gain) loss on sale of assets	(132)	498	77	283	726
Operating income	$42,339	$207,493	$37,704	$(2,601)	$284,935
Equity in net earnings from investments	$4,350	$10,912	$16,982	$—	$32,244
Capital expenditures	$231,835	$52,807	$14,718	$1,508	$300,868
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $252.8 million, of which $204.7 million related to sales within the segment, cost of sales and fuel of $112.7 million and operating income of $80.3 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $65.1 million, cost of sales and fuel of $7.2 million and operating income of $24.7 million.

Nine Months Ended September 30, 2016	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$971,834	$5,030,820	$262,276	$1,543	$6,266,473
Intersegment revenues	449,154	367,820	3,843	(820,817)	—
Total revenues	1,420,988	5,398,640	266,119	(819,274)	6,266,473
Cost of sales and fuel (exclusive of items shown separately below)	902,747	4,376,345	15,914	(820,352)	4,474,654
Operating costs	208,353	236,722	85,075	22,855	553,005
Depreciation and amortization	133,258	122,153	34,634	2,230	292,275
(Gain) loss on sale of assets	(2,331)	(12)	(7,133)	(61)	(9,537)
Operating income	$178,961	$663,432	$137,629	$(23,946)	$956,076
Equity in net earnings from investments	$7,987	$41,211	$51,243	$—	$100,441
Investments in unconsolidated affiliates	$68,735	$470,635	$404,020	$—	$943,390
Total assets	$5,268,161	$8,257,203	$1,912,951	$543,720	$15,982,035
Noncontrolling interests in consolidated subsidiaries	$—	$158,352	$—	$3,067,566	$3,225,918
Capital expenditures	$325,820	$85,519	$71,721	$8,468	$491,528
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $878.5 million, of which $742.6 million related to sales within the segment, cost of sales and fuel of $339.1 million and operating income of $354.9 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $172.4 million, cost of sales and fuel of $19.1 million and operating income of $72.9 million.

Nine Months Ended September 30, 2015	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Other and Eliminations	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$862,462	$4,726,617	$241,605	$1,620	$5,832,304
Intersegment revenues	487,559	229,804	5,053	(722,416)	—
Total revenues	1,350,021	4,956,421	246,658	(720,796)	5,832,304
Cost of sales and fuel (exclusive of items shown separately below)	947,539	4,054,039	28,059	(721,871)	4,307,766
Operating costs	193,922	234,120	79,156	1,347	508,545
Depreciation and amortization	109,035	118,044	32,484	1,678	261,241
(Gain) loss on sale of assets	(328)	579	76	283	610
Operating income	$99,853	$549,639	$106,883	$(2,233)	$754,142
Equity in net earnings from investments	$13,511	$27,585	$52,109	$—	$93,205
Investments in unconsolidated affiliates	$253,548	$484,403	$399,108	$—	$1,137,059
Total assets	$5,206,987	$8,041,064	$1,845,232	$415,015	$15,508,298
Noncontrolling interests in consolidated subsidiaries	$4,066	$161,210	$—	$3,457,557	$3,622,833
Capital expenditures	$692,570	$185,360	$39,923	$12,463	$930,316
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $690.1 million, of which $556.4 million related to sales within the segment, cost of sales and fuel of $297.3 million and operating income of $218.8 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $198.5 million, cost of sales and fuel of $22.6 million and operating income of $77.8 million.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2016	2015	2016	2015
	(Thousands of dollars)
Segment Adjusted EBITDA:
Natural Gas Gathering and Processing	$109,837	$82,718	$320,170	$221,298
Natural Gas Liquids	279,256	255,745	826,036	692,991
Natural Gas Pipelines	80,304	65,166	223,185	201,112
Other	(4,061)	2,228	(9,744)	(3,473)
Depreciation and amortization	(98,550)	(88,299)	(292,275)	(261,241)
Interest expense, net of capitalized interest	(118,240)	(106,923)	(355,463)	(306,057)
Income taxes	(55,012)	(38,298)	(157,536)	(123,948)
AFUDC and other	1,258	(7,639)	(3,584)	(9,127)
Income from continuing operations	194,792	164,698	550,789	411,555
Income (loss) from discontinued operations, net of tax	(576)	(3,860)	(1,755)	(4,144)
Net income	$194,216	$160,838	$549,034	$407,411

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Ownership of ONEOK Partners - ONEOK and its subsidiaries own all of the general partner interest and a portion of the limited partner interests, which, together, represent a 41.2 percent ownership interest at September 30, 2016, in ONEOK Partners (NYSE: OKS), one of the largest publicly traded master limited partnerships.

ONEOK Partners has a predominantly fee-based business in each of the three reportable segments, and we expect its consolidated earnings to be approximately 85 percent fee-based in 2016. We continue to expect demand for midstream nondiscretionary services and infrastructure development to be primarily driven by producers who need to connect production with end-use markets where current infrastructure is insufficient or nonexistent. We also expect additional demand for ONEOK Partners’ services to support increased demand for NGL products from the petrochemical industry and NGL exporters and increased demand for natural gas from power plants previously fueled by coal and natural gas exports to Mexico.

We expect the Natural Gas Liquids segment’s earnings to be approximately 90 percent fee-based in 2016. ONEOK Partners connected seven third-party natural gas processing plants and its Lonesome Creek processing plant to its natural gas liquids system in 2015 and five third-party natural gas processing plants and its Bear Creek processing plant in the first nine months of 2016, favorably impacting the Natural Gas Liquids segment’s fee-based volume growth. In this segment, ONEOK Partners is well-positioned to capture future increases in NGL transportation and fractionation volumes due to increased demand in the petrochemical industry from the expected completion of ethylene production projects and NGL export activity without significant additional infrastructure needs or capital spending on ONEOK Partners’ system.

Ethane rejection levels by natural gas processors delivering to ONEOK Partners’ natural gas liquids gathering system have continued to fluctuate and averaged more than 175 MBbl/d during the first nine months of 2016, primarily in the Mid-Continent region. While the volume of ethane recovered increased modestly during the nine months ended September 30, 2016, compared with the same period in 2015, a portion of the fees associated with those volumes gathered and fractionated was previously being earned under contracts with minimum volume obligations. We expect ethane rejection levels to continue to fluctuate for the remainder of 2016 and into 2017 as the market begins to balance ethane supply and demand and with changes in the price differentials between ethane and natural gas. We expect ethane recovery levels to increase as ethylene producers and NGL exporters increase their capacity to consume and export additional ethane feedstock volumes. Ethane demand is expected to ramp up as new world-scale ethylene production projects, petrochemical plant modifications, plant expansions and export facilities near completion and begin coming on line in 2017. We expect increases in future ethane recoveries to have a favorable impact on our financial results, beginning primarily in the second half of 2017.

In 2015, the Natural Gas Gathering and Processing segment restructured many POP with fee contracts associated with a significant amount of its gathered volumes to increase the fee component in the contracts. These restructured contracts and increased natural gas gathered and processed volumes favorably impacted ONEOK Partners’ results in the first nine months of 2016, and we expect to continue to receive the benefit of the improved earnings from these contracts and volumes. In the first nine months of 2016, the Natural Gas Gathering and Processing segment’s fee revenues averaged 73 cents per MMBtu, compared with an average of 39 cents per MMBtu in the same period in 2015. As a result of these restructured contracts, we expect the Natural Gas Gathering and Processing segment’s earnings to be more than 75 percent fee-based in 2016. To mitigate the impact of its remaining commodity price exposure, ONEOK Partners has hedged a significant portion of the Natural Gas Gathering and Processing segment’s commodity price risk for 2016 and 2017 and has begun hedging commodity price risk for 2018.

With the emerging STACK and SCOOP areas in Oklahoma, we expect increasing producer activity in the Mid-Continent. ONEOK Partners has a strong presence in the area, with the Natural Gas Liquids segment’s gathering system connected to more than 100 third-party natural gas processing plants, the Natural Gas Gathering and Processing segment’s substantial acreage dedications in some of the most productive areas and the Natural Gas Pipelines segment’s broad footprint. We expect well completions in these areas to begin to ramp up in late 2016 and early 2017. As producers continue to develop the STACK and SCOOP areas, we expect natural gas and NGL volumes to increase in 2017, compared with expected 2016 volumes, and increased demand for ONEOK Partners’ services from producers that need incremental takeaway capacity for natural gas and NGLs out of the region.

Many of ONEOK Partners’ producer customers continue to drill and complete new wells in the most productive areas of the Williston Basin. A significant portion of ONEOK Partners’ Williston Basin gathering and processing assets are located in these areas, which typically produce at higher initial production rates compared with other areas and have higher natural gas to oil ratios. ONEOK Partners’ natural gas volumes gathered and processed and NGL volumes gathered and fractionated increased in the first nine months of 2016, compared with the same period in 2015, due primarily to the completion of six compressor stations during 2015, the addition of the 200 MMcf/d Lonesome Creek plant in the fourth quarter 2015 and ONEOK Partners’ 80 MMcf/d Bear Creek plant in the third quarter 2016, which allowed ONEOK Partners to capture a significant portion of natural gas volumes previously being flared by producers in the Williston Basin. Additionally, we expect to benefit from production from new wells drilled on ONEOK Partners’ dedicated acreage in the Williston Basin and wells that have been drilled previously but have not yet been completed. In 2017, we expect volume growth in the Williston Basin from the projects and production activities discussed above to be offset by natural production declines, which may cause ONEOK Partners’ natural gas and NGL volumes from this basin to be relatively unchanged in 2017, compared with expected 2016 volumes in the Natural Gas Gathering and Processing and Natural Gas Liquids segments.

We expect the Natural Gas Pipelines segment’s earnings to be approximately 96 percent fee-based in 2016. This segment continues to develop new projects to grow ONEOK Partners’ fee-based earnings, such as ONEOK Partners’ Roadrunner joint venture and WesTex expansion project, both of which are fully subscribed with 25-year firm, fee-based agreements. We expect additional demand for ONEOK Partners’ services to deliver natural gas to power plants previously fueled by coal and to support increased demand for natural gas exports to Mexico. The Natural Gas Pipelines segment’s contracts are primarily with large creditworthy companies and include fixed fee or firm demand charge agreements that provide a minimum level of revenues regardless of commodity prices or volumetric throughput.

We expect the current lower commodity price environment to continue throughout 2016 and into 2017, impacting ONEOK Partners’ net realized prices for natural gas, NGLs and condensate, and our financial results. If the low commodity price environment persists for a prolonged period or prices decline further, volumes across ONEOK Partners’ assets may grow more slowly than in the past or decline.

ONEOK Partners’ Growth Projects - Crude oil and natural gas producers continue to drill for crude oil and NGL-rich natural gas in many regions where ONEOK Partners operates, including in the Bakken Shale and Three Forks formations in the Williston Basin; in the STACK and SCOOP areas, Cana-Woodford Shale, Woodford Shale and Springer Shale in the Mid-Continent region; and in the Permian Basin. ONEOK Partners completed the Bear Creek processing plant and infrastructure project and the Stateline de-ethanizers project in August and September 2016, respectively. These projects expand its natural gas gathering and processing and natural gas liquids gathering infrastructure in the Williston Basin to capture natural gas from new wells and natural gas currently being flared by producers, and supply ethane produced by its Stateline de-ethanizers to customers exporting to Canada. In the Natural Gas Pipelines segment, Phase II of the Roadrunner pipeline and the WesTex pipeline expansion project were completed in October 2016, ahead of original schedule and below cost estimates. Both projects are fully subscribed with 25-year firm, fee-based agreements. Through the Roadrunner joint venture, the Roadrunner pipeline transports natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas, and together with the WesTex intrastate natural gas transmission pipeline, creates a platform for future opportunities to deliver natural gas supply to Mexico. Phase I of the Roadrunner pipeline was completed in March 2016. The execution of these capital investments aligns with ONEOK Partners’ strategy to generate consistent growth and sustainable earnings through long-term fee-based projects. ONEOK Partners’ contractual commitments from crude oil and natural gas producers, natural gas processors and electric generators are expected to provide incremental cash flows and long-term fee-based earnings.

See additional discussion of ONEOK Partners’ other growth projects in the “Financial Results and Operating Information” section in the Natural Gas Gathering and Processing, Natural Gas Liquids and Natural Gas Pipelines segments.

In addition to its growth projects, ONEOK Partners has available capacity on its integrated system to grow fee-based earnings with minimal capital investment, particularly in the Natural Gas Liquids segment. The Natural Gas Gathering and Processing and Natural Gas Liquids segments are well-positioned to capture future increases in volumes from the highly productive STACK and SCOOP areas in Oklahoma, where we expect an increase in producer activity in the remainder of 2016 and into 2017. The Natural Gas Liquids segment is connected to more than 100 third-party natural gas processing plants in the Mid-Continent and is one of the primary NGL takeaway providers for these emerging areas. Additionally, in the Natural Gas Liquids segment, we expect approximately 175 MBbl/d to 200 MBbl/d of future ethane recoveries that can be brought onto ONEOK Partners’ system with no additional capital expenditures required. In the Natural Gas Gathering and Processing segment, ONEOK Partners has approximately 200 MMcf/d and 150 MMcf/d of available processing capacity in the Williston Basin and Mid-Continent region, respectively.

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

Dividends/Distributions - We declared a quarterly dividend of $0.615 per share ($2.46 per share on an annualized basis) in October 2016. ONEOK Partners declared a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) in October 2016 for the third quarter 2016. The quarterly dividend and distribution will be paid November 14, 2016, to shareholders and unitholders of record at the close of business on October 31, 2016.

ONEOK Partners Debt Issuance - In January 2016, ONEOK Partners entered into the $1.0 billion senior unsecured Term Loan Agreement with a syndicate of banks that matures in January 2019 and drew the full $1.0 billion available in the first quarter 2016. See Note E of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

Goodwill Impairment Test - As the commodity price environment has remained relatively unchanged since 2015, we elected to perform a quantitative assessment, or Step 1 analysis, to test our goodwill for impairment. The assessment included ONEOK Partners’ current commodity price assumptions, expected contractual terms, anticipated operating costs and volume estimates. Our goodwill impairment analysis performed as of July 1, 2016, did not result in an impairment charge nor did our analysis reflect any reporting units at risk. In each reporting unit, the fair value substantially exceeded the carrying value. Subsequent to that date, no event has occurred indicating that the implied fair value of each of our reporting units is less than the carrying value of its net assets.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2016 vs. 2015		2016 vs. 2015
Financial Results	2016	2015	2016	2015	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues
Commodity sales	$1,840.5	$1,484.3	$4,757.3	$4,642.3	$356.2	24%	$115.0	2%
Services	517.4	414.6	1,509.2	1,190.0	102.8	25%	319.2	27%
Total revenues	2,357.9	1,898.9	6,266.5	5,832.3	459.0	24%	434.2	7%
Cost of sales and fuel (exclusive of items shown separately below)	1,751.6	1,360.8	4,474.7	4,307.8	390.8	29%	166.9	4%
Operating costs	184.1	164.2	553.0	508.6	19.9	12%	44.4	9%
Depreciation and amortization	98.5	88.3	292.2	261.2	10.2	12%	31.0	12%
(Gain) loss on sale of assets	(5.7)	0.7	(9.5)	0.6	6.4	*	10.1	*
Operating income	$329.4	$284.9	$956.1	$754.1	$44.5	16%	$202.0	27%
Equity in net earnings from investments	$35.2	$32.2	$100.4	$93.2	$3.0	9%	$7.2	8%
Interest expense, net of capitalized interest	$(118.2)	$(106.9)	$(355.5)	$(306.1)	$11.3	11%	$49.4	16%
Adjusted EBITDA	$465.3	$405.9	$1,359.6	$1,111.9	$59.4	15%	$247.7	22%
Capital expenditures	$158.3	$300.9	$491.5	$930.3	$(142.6)	(47%)	$(438.8)	(47%)
* Percentage change is greater than 100 percent.
See Reconciliation of Adjusted EBITDA to Net Income in the “Adjusted EBITDA” section.

Due to the nature of ONEOK Partners’ contracts, changes in commodity prices and sales volumes affect both commodity sales and cost of sales and fuel in our Consolidated Statements of Income and therefore the impact is largely offset between the two line items.

Operating income increased for the three and nine months ended September 30, 2016, compared with the same periods in 2015, due primarily to higher natural gas and NGL volumes from ONEOK Partners’ completed capital-growth projects in the Natural Gas Gathering and Processing and Natural Gas Liquids segments, new plant connections and increased ethane recovery in the Natural Gas Liquids segment, and higher fees resulting from contract restructuring in the Natural Gas Gathering and Processing segment. These increases were offset partially by lower net realized NGL and natural gas prices in the Natural Gas Gathering and Processing segment, higher depreciation expense due to projects completed in 2015, higher costs associated with the growth of ONEOK Partners’ operations in the Natural Gas Gathering and Processing segment, higher employee-related costs associated with incentive and medical benefit plans in all three of the segments and higher costs associated with the impact of the noncash mark to market of a share-based deferred compensation plan.

Equity in net earnings from investments increased for the three and nine months ended September 30, 2016, compared with the same periods in 2015, due primarily to higher volumes delivered to Overland Pass Pipeline from ONEOK Partners’ Bakken NGL Pipeline, offset partially by lower equity earnings from ONEOK Partners’ Powder River Basin equity investments.

Interest expense increased for the three months ended September 30, 2016, compared with the same period in 2015, primarily as a result of higher interest costs incurred associated with ONEOK Partners’ borrowing under the Term Loan Agreement during the first quarter 2016, higher short-term borrowing rates and lower capitalized interest due to lower spending on capital-growth projects and higher interest costs incurred associated with our $500 million debt issuance in August 2015. Interest expense increased for the nine months ended September 30, 2016, compared with the same period in 2015, primarily as a result of the items discussed above and higher interest costs incurred associated with ONEOK Partners’ issuance of $800 million of senior notes in March 2015.

Adjusted EBITDA increased for the three and nine months ended September 30, 2016, compared with the same periods in 2015, due primarily to higher natural gas gathered and NGL volumes from ONEOK Partners’ completed capital-growth projects in the Natural Gas Gathering and Processing and Natural Gas Liquids segments, new plant connections and increased ethane recovery in the Natural Gas Liquids segment, and higher fees resulting from contract restructuring in the Natural Gas Gathering and Processing segment. These increases were offset partially by lower net realized NGL and natural gas prices in the Natural Gas Gathering and Processing segment, higher costs associated with the growth of ONEOK Partners’ operations in the Natural Gas Gathering and Processing segment and higher employee-related costs associated with incentive and medical benefit plans in all three of the segments.

Capital expenditures decreased for the three and nine months ended September 30, 2016, compared with the same periods in 2015, due to projects placed in service in 2015, spending reductions to align with customer needs and lower well connect activities in the Natural Gas Gathering and Processing segment due to a reduction in drilling and completion activity.

Additional information regarding our financial results and operating information is provided in the following discussion for each of the segments.

Natural Gas Gathering and Processing

Overview - The Natural Gas Gathering and Processing segment provides nondiscretionary services to contracted producers in North Dakota, Montana, Wyoming, Kansas and Oklahoma. It provides exploration and production companies with gathering and processing services that allow them to move their raw (unprocessed) natural gas to market. Raw natural gas is gathered, compressed and transported through pipelines to its processing facilities. In order for the raw natural gas to be accepted by the downstream market, it must have contaminants removed, such as water, nitrogen and carbon dioxide, as well as NGLs separated for further processing. Processed natural gas, usually referred to as residue natural gas, is then recompressed and delivered to natural gas pipelines and end users. The separated NGLs are in a mixed, unfractionated form and are sold and delivered through natural gas liquids pipelines to fractionation facilities for further separation.

This segment gathers and processes natural gas in the Williston Basin, which is located in portions of North Dakota and Montana, including the oil-producing, NGL-rich Bakken Shale and Three Forks formation, and is its most active region with continued volume growth and additional gathering and processing infrastructure needs. The Mid-Continent region consists of Western Oklahoma, which includes the NGL-rich STACK and SCOOP areas, Cana-Woodford Shale, Woodford Shale, Springer Shale and the Mississippian Lime; and Southwest Kansas, which includes the Hugoton Basin, Central Kansas Uplift Basin and the Mississippian Lime. The Powder River Basin is primarily located in Wyoming, which includes the NGL-rich Niobrara

Shale and Frontier, Turner and Sussex formations where ONEOK Partners’ Sage Creek system provides gathering and processing services to customers in the southeast portion of Wyoming.

Revenues for this segment are derived primarily from POP contracts with fee components and fee-only contracts. Under a POP contract with fee components, ONEOK Partners charges fees for gathering, treating, compressing and processing the producer’s natural gas, and retains a percentage of the proceeds from the sale of residue natural gas, condensate and/or NGLs. Over time as these contracts are renewed or restructured, ONEOK Partners has generally increased the fee components and reduced the percent of proceeds retained from the sale of the commodities. Additionally, under certain POP with fee contracts the fee revenues may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. With a fee-only contract, ONEOK Partners is paid a fee for the services it provides, based on volumes gathered, processed, treated and/or compressed.

ONEOK Partners has restructured many of its contracts to significantly increase its fees, and as a result of these restructured contracts, we expect the Natural Gas Gathering and Processing segment’s earnings to be more than 75 percent fee-based in 2016. These restructured contracts favorably impacted ONEOK Partners’ results for the three and nine months ended September 30, 2016, and we expect to continue to receive the benefit of improved earnings from these contracts. ONEOK Partners’ NGLs, natural gas and crude oil commodity price sensitivity in this segment has continued to decrease in 2016 as a result of these restructured contracts. Additionally, ONEOK Partners uses commodity derivative instruments and physical-forward contracts to reduce its near-term sensitivity to fluctuations in the natural gas, crude oil and NGL commodity prices under POP with fee contracts. ONEOK Partners will continue to seek opportunities to increase its fee-based earnings and reduce its commodity price exposure.

ONEOK Partners’ natural gas gathered and processed volumes in the Williston Basin increased for the nine months ended September 30, 2016, compared with the same period in 2015, despite the reductions in producer drilling activity, due to the following:

•
the opportunity to capture additional natural gas currently being flared by producers through natural gas compression and processing capacity placed in service in late 2015 and projects completed in 2016;

•
producers focusing their drilling and completion in the most productive areas in which ONEOK Partners has significant gathering and processing assets, which typically produce at higher initial production rates compared with other areas and have higher natural gas to oil ratios; and

•	continued improvements in production by producers due to enhanced completion techniques and more efficient drilling rigs.

In the Mid-Continent region, ONEOK Partners’ producer customers continue to focus their drilling and completion activities in the core STACK, SCOOP and Cana-Woodford areas of Oklahoma, and recent wells have shown strong results; however, several large multi-well pads previously scheduled to be completed in late 2015 and early 2016 have been delayed until fourth quarter 2016 or early 2017.

Growth Projects - The Natural Gas Gathering and Processing segment invested in growth projects in NGL-rich areas in the Williston Basin, STACK and SCOOP areas, Cana-Woodford Shale, Woodford Shale and Springer Shale that ONEOK Partners expects will enable it to meet the needs of crude oil and natural gas producers in those areas. Nearly all of the new natural gas production in these areas is from horizontally drilled wells in nonconventional resource areas. These wells tend to produce volumes at higher initial production rates resulting generally in higher initial decline rates than conventional vertical wells; however, the decline rates flatten out over time. These wells are expected to have long productive lives.

In 2015 and 2016, ONEOK Partners completed the following projects:

Completed Projects	Location	Capacity	Approximate Costs (a)	Completion Date
			(In millions)
Rocky Mountain Region
Lonesome Creek processing plant and infrastructure	Williston Basin	200 MMcf/d	$600	November 2015
Sage Creek infrastructure	Powder River Basin	Various	$35	December 2015
Natural gas compression	Williston Basin	100 MMcf/d	$75	December 2015
Bear Creek processing plant and infrastructure	Williston Basin	80 MMcf/d	$230-$250	August 2016
Stateline de-ethanizers	Williston Basin	26 MBbl/d	$85	September 2016
(a) - Excludes AFUDC.

ONEOK Partners has the following natural gas processing plants and related infrastructure suspended:

Projects in Progress	Location	Capacity	Approximate Costs (a)	Expected Completion Date
(In millions)
Rocky Mountain Region
Bronco processing plant and infrastructure	Powder River Basin	50 MMcf/d	$130-$200	Suspended
Demicks Lake processing plant and infrastructure	Williston Basin	200 MMcf/d	$475-$670	Suspended
Mid-Continent Region
Knox processing plant and infrastructure	SCOOP	200 MMcf/d	$240-$470	Suspended
Total			$845-$1,340
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

Selected Financial Results - The Natural Gas Gathering and Processing segment’s financial results for the three and nine months ended September 30, 2016, reflect the benefits from the completed projects in the table above. The lower commodity price environment continues to impact ONEOK Partners’ 2016 financial results but the impact has been mitigated partially by restructured contracts, which became effective primarily in the fourth quarter 2015 and first quarter 2016. Additionally, with current market conditions, crude oil and natural gas producers are focusing their drilling activities in the most productive areas that are most economical to develop and have higher production volumes, which offsets partially the reduction in drilling activity.

The following table sets forth certain selected financial results for the Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2016 vs. 2015		2016 vs. 2015
Financial Results	2016	2015	2016	2015	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL sales	$134.9	$118.7	$381.9	$423.1	$16.2	14%	$(41.2)	(10%)
Condensate sales	13.8	12.3	41.4	39.9	1.5	12%	1.5	4%
Residue natural gas sales	186.8	211.2	481.1	635.6	(24.4)	(12%)	(154.5)	(24%)
Gathering, compression, dehydration and processing fees and other revenue	176.7	92.1	516.6	251.4	84.6	92%	265.2	*
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(336.5)	(293.6)	(902.7)	(947.5)	42.9	15%	(44.8)	(5%)
Operating costs	(69.4)	(61.2)	(208.4)	(193.9)	8.2	13%	14.5	7%
Equity in net earnings from investments	2.6	4.4	8.0	13.5	(1.8)	(41%)	(5.5)	(41%)
Other	0.9	(1.2)	2.3	(0.8)	2.1	*	3.1	*
Adjusted EBITDA	$109.8	$82.7	$320.2	$221.3	$27.1	33%	$98.9	45%
Capital expenditures	$99.6	$231.8	$325.8	$692.6	$(132.2)	(57%)	$(366.8)	(53%)
* Percentage change is greater than 100 percent.
See Reconciliation of Adjusted EBITDA to Net Income in the “Adjusted EBITDA” section.

Due to the nature of ONEOK Partners’ contracts, changes in commodity prices and sales volumes affect commodity sales and cost of sales and fuel and therefore the impact is largely offset between these line items.

Adjusted EBITDA increased $27.1 million for the three months ended September 30, 2016, compared with the same period in 2015, primarily as a result of the following:

•	an increase of $28.8 million due primarily to natural gas volume growth in the Williston Basin, offset partially by volume declines in the Mid-Continent region; and

•
an increase of $27.9 million due primarily to restructured contracts resulting in higher average fee rates, offset partially by a lower percentage of proceeds retained from the sale of commodities under ONEOK Partners’ POP with fee contracts; offset partially by

•	a decrease of $21.7 million due primarily to lower net realized NGL, natural gas and condensate prices; and

•
an increase of $8.2 million in operating costs due primarily to increased labor and materials and supplies related to the growth of ONEOK Partners’ operations resulting from completed capital-growth projects and higher employee-related costs associated with incentive and medical benefit plans.

Adjusted EBITDA increased $98.9 million for the nine months ended September 30, 2016, compared with the same period in 2015, primarily as a result of the following:

•
an increase of $106.4 million due primarily to restructured contracts resulting in higher average fee rates, offset partially by a lower percentage of proceeds retained from the sale of commodities under ONEOK Partners’ POP with fee contracts; and

•	an increase of $93.5 million due primarily to natural gas volume growth in the Williston Basin, offset partially by volume declines in the Mid-Continent region; offset partially by

•	a decrease of $80.2 million due primarily to lower net realized NGL and natural gas prices;

•
an increase of $14.5 million in operating costs due primarily to increased labor and materials and supplies related to the growth of ONEOK Partners’ operations resulting from completed capital-growth projects and higher employee-related costs associated with incentive and medical benefit plans;

•	a decrease of $5.5 million due to lower equity earnings primarily related to ONEOK Partners’ Powder River Basin equity investments; and

•	a decrease of $4.0 million due primarily to increased ethane recovery to maintain downstream NGL product specifications.

Capital expenditures decreased for the three and nine months ended September 30, 2016, compared with the same periods in 2015, due to projects placed in service in 2015, spending reductions to align with customer needs and lower well connect activities due to a reduction in drilling and completion activity.

See “Capital Expenditures” in “Liquidity and Capital Resources” for additional detail of our projected capital expenditures.

Selected Operating Information - The following tables set forth selected operating information for the Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2016	2015	2016	2015
Natural gas gathered (BBtu/d)	1,977	1,897	2,047	1,877
Natural gas processed (BBtu/d) (b)	1,829	1,617	1,886	1,640
NGL sales (MBbl/d)	153	134	155	123
Residue natural gas sales (BBtu/d)	837	837	877	828
Realized composite NGL net sales price ($/gallon) (c) (d)	$0.23	$0.31	$0.22	$0.35
Realized condensate net sales price ($/Bbl) (c) (e)	$41.13	$42.32	$36.91	$35.80
Realized residue natural gas net sales price ($/MMBtu) (c) (e)	$2.84	$3.62	$2.76	$3.64
Average fee rate ($/MMBtu)	$0.76	$0.43	$0.73	$0.39
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.
(c) - Includes the impact of hedging activities on ONEOK Partners’ equity volumes.
(d) - Net of transportation and fractionation costs.
(e) - Net of transportation costs.

Natural gas gathered, natural gas processed and NGL sales increased during the three months ended September 30, 2016, compared with the same period in 2015, due to the completion of capital-growth projects in the Williston Basin, offset partially by natural gas volume declines in the Mid-Continent region.

Natural gas gathered, natural gas processed, NGL sales and residue natural gas sales increased during the nine months ended September 30, 2016, compared with the same period in 2015, due to the completion of capital-growth projects in the Williston Basin, offset partially by weather events in the Williston Basin and natural gas volume declines in the Mid-Continent region.

The quantity and composition of NGLs and natural gas have varied as new plants were placed in service and to ensure natural gas and natural gas liquids pipeline specifications were met. Beginning in June 2015, ONEOK Partners increased the level of ethane recovery in the Rocky Mountain region to address downstream NGL product specifications.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Equity Volume Information (a)	2016	2015	2016	2015

NGL sales - including ethane (MBbl/d)	13.6	24.9	15.3	21.0
Condensate sales (MBbl/d)	2.2	2.7	2.5	3.0
Residue natural gas sales (BBtu/d)	82.3	136.3	81.3	141.6
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

Earnings for the Natural Gas Liquids segment are derived primarily from nondiscretionary fee-based services that ONEOK Partners provides to its customers and from the physical optimization of its assets. This segment also purchases NGLs and condensate from third parties, as well as from the Natural Gas Gathering and Processing segment. The segment’s fee-based services have increased due primarily to new supply connections, expansion of existing connections and the completion of capital-growth projects. The segment’s business activities are categorized as exchange and storage services, transportation services, and optimization and marketing, which are defined as follows:

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

Excess NGL supply continues to result in narrow NGL location price differentials between the Mid-Continent and Gulf Coast market centers. We expect these narrow price differentials to persist between the Conway, Kansas, and Mont Belvieu, Texas, market centers, as a result of NGL production from various NGL-rich shale areas throughout the country, until demand for NGLs increases from petrochemicals and exporters, which we anticipate to begin in 2017.

Supply growth has resulted in available ethane supplies that are greater than the petrochemical industry’s current demand. As a result, low or unprofitable price differentials between ethane and natural gas have resulted in ethane rejection at most of ONEOK Partners’ and its customers’ natural gas processing plants connected to its natural gas liquids gathering system in the Mid-Continent and Rocky Mountain regions during 2015 and 2016, which reduced natural gas liquids volumes gathered, fractionated, transported and sold across ONEOK Partners’ assets. Through ethane rejection, natural gas processors leave much of the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants. Ethane rejection levels by natural gas processors delivering to ONEOK Partners’ natural gas liquids gathering system have continued to fluctuate and have averaged more than 175 MBbl/d during the first nine months of 2016, primarily in the Mid-Continent region. While the volume of ethane recovered increased modestly during the three and nine months ended September 30, 2016, compared with the same periods in 2015, a portion of the fees associated with those volumes gathered and fractionated was previously being earned under contracts with minimum volume obligations. We expect ethane rejection levels to continue to fluctuate for the remainder of 2016 as the market begins to balance ethane supply and demand and with changes in the price differentials between ethane and natural gas. We expect ethane recovery levels to increase as ethylene producers and NGL exporters increase their capacity to consume and export additional ethane feedstock volumes. Ethane demand is expected to ramp up as new world-scale ethylene production projects, petrochemical plant modifications, plant expansions and export facilities near completion and begin coming on line in 2017.

Despite the ethane rejection across ONEOK Partners’ system, beginning in June 2015, the Natural Gas Gathering and Processing segment increased its level of ethane recovery in the Williston Basin to alleviate downstream NGL product specification issues, which offsets partially the financial impact of ethane rejection. We expect this increased ethane recovery to continue throughout 2016 and 2017. In addition, the Natural Gas Liquids segment’s integrated assets enable ONEOK Partners to mitigate partially the impact of ethane rejection through minimum volume commitments, contract modifications that vary fees for ethane and other NGL products, and ONEOK Partners’ ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials, when they exist, in its optimization activities.

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

In August 2016, ONEOK Partners completed the Bear Creek NGL infrastructure project in the Williston Basin, for approximately $45 million, excluding AFUDC.

In April 2015, ONEOK Partners completed the NGL Pipeline and Hutchinson Fractionator infrastructure project for approximately $120 million, excluding AFUDC.

ONEOK Partners has the following projects in various stages of construction:

Projects in Progress	Location	Capacity	Approximate Costs (a)	Expected Completion Date
(In millions)
Bakken NGL Pipeline expansion - Phase II	Rocky Mountain Region	25 MBbl/d	$100	Third quarter 2018
Bronco NGL infrastructure	Powder River Basin	65 miles	$45-$60	Suspended
Demicks Lake NGL infrastructure	Williston Basin	12 miles	$10-$15	Suspended
Total			$155-$175
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

Selected Financial Results - The following table sets forth certain selected financial results for the Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2016 vs. 2015		2016 vs. 2015
Financial Results	2016	2015	2016	2015	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$1,649.6	$1,253.1	$4,264.1	$3,965.2	$396.5	32%	$298.9	8%
Exchange service and storage revenues	346.4	313.2	1,004.0	861.8	33.2	11%	142.2	17%
Transportation revenues	43.3	45.1	130.5	129.4	(1.8)	(4%)	1.1	1%
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(1,694.2)	(1,289.6)	(4,376.3)	(4,054.0)	404.6	31%	322.3	8%
Operating costs	(79.8)	(74.5)	(236.7)	(234.1)	5.3	7%	2.6	1%
Equity in net earnings from investments	14.0	10.9	41.2	27.6	3.1	28%	13.6	49%
Other	—	(2.5)	(0.8)	(2.9)	2.5	100%	2.1	72%
Adjusted EBITDA	$279.3	$255.7	$826.0	$693.0	$23.6	9%	$133.0	19%
Capital expenditures	$30.5	$52.8	$85.5	$185.4	$(22.3)	(42%)	$(99.9)	(54%)
See Reconciliation of Adjusted EBITDA to Net Income in the “Adjusted EBITDA” section.

Due to the nature of ONEOK Partners’ contracts, changes in commodity prices and sales volumes affect commodity sales and cost of sales and fuel and therefore the impact is largely offset between these line items.
Adjusted EBITDA increased $23.6 million for the three months ended September 30, 2016, compared with the same period in 2015, primarily as a result of the following:

•	an increase of $22.9 million in exchange, transportation and storage services, which includes:

◦
a $10.4 million increase due to increased exchange service volumes from recently connected natural gas processing plants primarily in the Williston Basin, offset partially by decreased Mid-Continent volumes gathered from the Barnett Shale and lower short-term contracted volumes;

◦	a $10.3 million increase from increased ethane recovery, which increased NGL exchange service volumes gathered and fractionated; and

◦	a $4.2 million increase related to higher storage activities; offset partially by

◦	a $1.8 million decrease in transportation revenues due primarily to lower volumes on West Texas Pipeline;

•	an increase of $3.2 million related to higher isomerization volumes, resulting from wider NGL product price differentials between normal butane and iso-butane; and

•	an increase of $3.1 million in equity in net earnings from investments due primarily to higher volumes delivered to Overland Pass Pipeline from ONEOK Partners’ Bakken NGL Pipeline; offset partially by

•	an increase of $5.3 million in operating costs due primarily to higher employee-related costs associated with incentive and medical benefit plans; and

•
a decrease of $4.8 million in optimization and marketing activities, which resulted from a $5.9 million decrease due primarily to narrower marketing product price differentials, offset partially by a $1.1 million increase due primarily to higher optimization volumes.

Adjusted EBITDA increased $133.0 million for the nine months ended September 30, 2016, compared with the same period in 2015, primarily as a result of the following:

•	an increase of $114.9 million in exchange, transportation and storage services, which includes:

◦
a $53.8 million increase due to increased exchange service volumes from recently connected natural gas processing plants primarily in the Williston Basin, offset partially by decreased Mid-Continent volumes gathered from the Barnett Shale and lower short-term contracted volumes;

◦	a $49.0 million increase from increased ethane recovery, which increased NGL exchange service volumes gathered and fractionated; and

◦	a $7.2 million increase related to higher storage activities;

•	an increase of $13.6 million in equity in net earnings from investments due primarily to higher volumes delivered to Overland Pass Pipeline from ONEOK Partners’ Bakken NGL Pipeline; and

•	an increase of $4.0 million related to higher isomerization volumes, resulting from wider NGL product price differentials between normal butane and iso-butane; offset partially by

•
an increase of $2.6 million in operating costs due primarily to higher employee-related costs primarily associated with incentive and medical benefit plans, offset partially by lower outside services costs due to lower rates charged by service providers and timing of ad valorem tax accruals.

Capital expenditures decreased for the three and nine months ended September 30, 2016, compared with the same periods in 2015, due primarily to spending reductions to align with customer needs.

Selected Operating Information - The following table sets forth selected operating information for the Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information	2016	2015	2016	2015
NGL sales (MBbl/d)	852	683	778	657
NGLs transported-gathering lines (MBbl/d) (a)	775	786	778	759
NGLs fractionated (MBbl/d) (b)	606	591	588	540
NGLs transported-distribution lines (MBbl/d) (a)	521	456	504	422
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.03	$0.02	$0.03	$0.02
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.

NGLs transported on gathering lines decreased for the three months ended September 30, 2016, compared with the same period in 2015, due to decreased volumes on the West Texas LPG system, decreased Mid-Continent volumes gathered from the Barnett Shale and lower short-term contracted volumes, offset partially by increased volumes from new plant connections primarily in the Williston Basin and increased ethane recovery.

NGLs transported on gathering lines increased for the nine months ended September 30, 2016, compared with the same period in 2015, due to increased volumes from new plant connections primarily in the Williston Basin and increased ethane recovery, offset partially by decreased volumes on the West Texas LPG system, decreased Mid-Continent volumes gathered from the Barnett Shale and lower short-term contracted volumes.

NGLs fractionated increased for the three and nine months ended September 30, 2016, compared with the same periods in 2015, due primarily to increased volumes from new plant connections in the Williston Basin and increased ethane recovery.

While the volume of ethane recovered increased for the three and nine months ended September 30, 2016, compared with the same periods in 2015, a portion of the fees associated with those volumes gathered and fractionated was previously being earned under contracts with minimum volume obligations.

NGLs transported on distribution lines increased for the three and nine months ended September 30, 2016, compared with the same periods in 2015, due primarily to higher fractionated volumes as discussed above and due to increased volumes transported for ONEOK Partners’ optimization activities.

Natural Gas Pipelines

Overview - The Natural Gas Pipelines segment provides transportation and storage services to end users through its wholly owned assets, its 50 percent ownership in Northern Border Pipeline and its 50 percent ownership in Roadrunner. Phase I and Phase II of the Roadrunner pipeline were completed in March and October 2016, respectively.

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

•
Viking Gas Transmission, which is a bidirectional system that interconnects with a TransCanada Corporation pipeline at the United States border near Emerson, Canada, and ANR Pipeline Company near Marshfield, Wisconsin;

•	Guardian Pipeline, which interconnects with several pipelines at the Chicago Hub near Joliet, Illinois, and with local natural gas distribution companies in Wisconsin; and

•	OkTex Pipeline, which has interconnections with several pipelines in Oklahoma, Texas and New Mexico.

Intrastate Pipelines - ONEOK Partners’ intrastate natural gas pipeline assets in Oklahoma transport natural gas through the state and have access to the major natural gas producing formations, including the STACK and SCOOP areas, Cana-Woodford Shale, Woodford Shale, Springer Shale, Granite Wash and Mississippian Lime. ONEOK Partners’ intrastate natural gas pipeline assets in Oklahoma serve end-use markets, such as local distribution companies and power generation companies. In Texas, ONEOK Partners’ intrastate natural gas pipelines are connected to the major natural gas producing formations in the Texas Panhandle, including the Granite Wash formation and the Delaware and Cline producing formations in the Permian Basin. These pipelines are capable of transporting natural gas throughout the western portion of Texas, including the Waha Hub where other pipelines may be accessed for transportation to western markets, exports to Mexico, the Houston Ship Channel market to the east and the Mid-Continent market to the north. ONEOK Partners’ intrastate natural gas pipeline assets also have access to the natural gas producing formations in south central Kansas.

Through its Roadrunner joint venture, Roadrunner transports natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas, and is fully subscribed with 25-year firm, fee-based agreements. The Roadrunner pipeline connects with ONEOK Partners’ existing natural gas pipeline and storage infrastructure in Texas and, together with its WesTex intrastate natural gas pipeline expansion project, creates a platform for future opportunities to deliver natural gas supply to Mexico. Phase II of the Roadrunner pipeline, which was completed in October 2016, provides additional delivery capacity to these markets in Mexico.

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

Growth Projects	Location	Capacity	Approximate Costs (a)	Completion Date (c)
			(In millions)
WesTex pipeline expansion - Completed	Permian Basin	260 MMcf/d	$55	October 2016
Roadrunner Gas Transmission Pipeline - Equity-Method Investment
Phase I - Completed (b)	Permian Basin	170 MMcf/d	$200	March 2016
Phase II - Completed (b)	Permian Basin	400 MMcf/d	$210	October 2016
Phase III (b)	Permian Basin	70 MMcf/d	$30-$40	2019
Roadrunner Gas Transmission Pipeline Total			$440-$450
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

WesTex pipeline expansion - In October 2016, the WesTex pipeline expansion was completed ahead of original schedule and below cost estimates. This expansion increased the pipeline capacity by 260 MMcf/d.

Roadrunner - In October 2016, Phase II of the Roadrunner pipeline was completed ahead of original schedule and below cost estimates. This phase increased the pipeline’s capacity by 400 MMcf/d to 570 MMcf/d. In 2015, Roadrunner entered into a $230 million senior secured credit facility for the construction and operation of the pipeline. The senior secured credit facility expires in the fourth quarter 2023. In addition, Roadrunner executed interest-rate swaps to hedge the variability of its interest payments during the term of the credit facility. Roadrunner’s credit facility is nonrecourse to ONEOK and ONEOK Partners, and neither ONEOK nor ONEOK Partners guarantees Roadrunner’s debts or obligations under the credit facility. ONEOK Partners contributed approximately $55 million to Roadrunner in the nine months ended September 30, 2016, and approximately $30 million in the year ended December 31, 2015. ONEOK Partners expects to contribute an additional $10 million to Roadrunner during the remainder of 2016.

Selected Financial Results - The following table sets forth certain selected financial results and operating information for the Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months		Nine Months
	September 30,		September 30,		2016 vs. 2015		2016 vs. 2015
Financial Results	2016	2015	2016	2015	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$71.9	$63.7	$208.5	$193.5	$8.2	13%	$15.0	8%
Storage revenues	13.3	14.2	44.0	42.4	(0.9)	(6%)	1.6	4%
Natural gas sales and other revenues	6.9	5.1	13.6	10.8	1.8	35%	2.8	26%
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(6.9)	(7.6)	(15.9)	(28.1)	(0.7)	(9%)	(12.2)	(43%)
Operating costs	(28.4)	(26.7)	(85.1)	(79.1)	1.7	6%	6.0	8%
Equity in net earnings from investments	18.6	17.0	51.2	52.1	1.6	9%	(0.9)	(2%)
Other	4.9	(0.5)	6.9	9.5	5.4	*	(2.6)	(27%)
Adjusted EBITDA	$80.3	$65.2	$223.2	$201.1	$15.1	23%	$22.1	11%
Capital expenditures	$24.5	$14.7	$71.7	$39.9	$9.8	67%	$31.8	80%
* Percentage change is greater than 100 percent.
See Reconciliation of Adjusted EBITDA to Net Income in the “Adjusted EBITDA” section.

Adjusted EBITDA increased $15.1 million for the three months ended September 30, 2016, compared with the same period in 2015, primarily as a result of the following:

•	an increase of $8.0 million from higher transportation services due primarily to increased firm demand charge volumes contracted;

•	an increase of $4.0 million due to higher natural gas storage services primarily as a result of the sale of excess natural gas in storage in 2016; and

•	an increase of $2.5 million from higher net retained fuel due primarily to higher throughput and the associated natural gas volumes retained; offset partially by

•	an increase of $1.7 million in operating costs due primarily to increased employee-related costs associated with incentive and medical benefit plans.

Adjusted EBITDA increased $22.1 million for the nine months ended September 30, 2016, compared with the same period in 2015, primarily as a result of the following:

•	an increase of $17.1 million from higher transportation services due primarily to increased firm demand charge volumes contracted;

•	an increase of $10.0 million due to higher natural gas storage services as a result of increased rates and the sale of excess natural gas in storage in 2016; and

•	an increase of $2.3 million from higher net retained fuel due to higher throughput and the associated natural gas volumes retained, offset partially by lower natural gas prices; offset partially by

•	an increase of $6.0 million in operating costs due primarily to increased employee-related costs associated with incentive and medical benefit plans.

Capital expenditures increased for the three and nine months ended September 30, 2016, compared with the same periods in 2015, due primarily to the WesTex pipeline expansion and other expansion projects.

Selected Operating Information - The following table sets forth selected operating information for the Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Information (a)	2016	2015	2016	2015
Natural gas transportation capacity contracted (MDth/d)	6,300	5,739	6,240	5,797
Transportation capacity contracted	95%	90%	94%	91%
Average natural gas price
Mid-Continent region ($/MMBtu)	$2.60	$2.59	$2.12	$2.56
(a) - Includes volumes for consolidated entities only.

ONEOK Partners’ natural gas pipelines primarily serve end users, such as natural gas distribution and electric-generation companies, that require natural gas to operate their businesses regardless of location price differentials. The development of shale and other resource areas has continued to increase available natural gas supply resulting in narrower location and seasonal price differentials. As additional supply is developed, ONEOK Partners expects crude oil and natural gas producers to demand incremental services in the future to transport their production to market. The abundance of natural gas supply and new regulations on emissions from coal-fired electric-generation plants may also increase the demand for ONEOK Partners’ services from electric-generation companies as they convert to a natural gas fuel source. Overall, ONEOK Partners expects its fee-based earnings in this segment to increase in connection with the October 2016 completion of ONEOK Partners’ WesTex pipeline expansion.

Northern Border Pipeline, in which ONEOK Partners has a 50 percent ownership interest, has contracted substantially all of its long-haul transportation capacity through the first quarter 2018. Roadrunner, in which ONEOK Partners has a 50 percent ownership interest, has contracted all of its capacity for both Phase I and Phase II through the first quarter 2041.

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

A reconciliation of Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015, to net income, which is the nearest comparable GAAP financial measure, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Unaudited)	2016	2015	2016	2015
Reconciliation of Adjusted EBITDA to Net Income	(Thousands of dollars)
Segment Adjusted EBITDA:
Natural Gas Gathering and Processing	$109,837	$82,718	$320,170	$221,298
Natural Gas Liquids	279,256	255,745	826,036	692,991
Natural Gas Pipelines	80,304	65,166	223,185	201,112
Other	(4,061)	2,228	(9,744)	(3,473)
Total	465,336	405,857	1,359,647	1,111,928
Depreciation and amortization	(98,550)	(88,299)	(292,275)	(261,241)
Interest expense, net of capitalized interest	(118,240)	(106,923)	(355,463)	(306,057)
Income taxes	(55,012)	(38,298)	(157,536)	(123,948)
AFUDC and other	1,258	(7,639)	(3,584)	(9,127)
Income from continuing operations	194,792	164,698	550,789	411,555
Income (loss) from discontinued operations, net of tax	(576)	(3,860)	(1,755)	(4,144)
Net income	$194,216	$160,838	$549,034	$407,411

CONTINGENCIES

Gas Index Pricing Litigation - See Part II, Item 1, Legal Proceedings, in this Quarterly Report for a discussion of developments concerning the Gas Pricing Index Litigation.

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

ONEOK - ONEOK’s primary source of cash inflows are distributions to us from our general partner and limited partner interests in ONEOK Partners. The cash distributions that we expect to receive from ONEOK Partners are expected to provide sufficient resources to fund our operations, debt service and quarterly cash dividends. In addition, we incur certain costs on behalf of ONEOK Partners for which we are reimbursed. At September 30, 2016, we had $231.9 million of cash on hand. Our next long-term debt maturity is in 2022.

We expect future cash expenditures associated with the released transportation and storage capacity from the wind down of our former energy services business to be approximately $21 million, with approximately $3 million to be paid in the remainder of 2016, $10 million in 2017, $4 million in 2018 and $4 million over the period 2019 through 2023.

ONEOK Partners - ONEOK Partners relies primarily on operating cash flows, commercial paper, bank credit facilities, debt issuances and the issuance of common units for its liquidity and capital resources requirements. As of September 30, 2016, ONEOK Partners had $5.5 million of cash on hand and available capacity under the ONEOK Partners Credit Agreement of $1.7 billion. In addition, in the first quarter 2016, ONEOK Partners drew the full $1.0 billion available under its Term Loan Agreement that matures in January 2019.

ONEOK Partners funds its operating expenses, debt service and cash distributions to its limited partners and general partner primarily with operating cash flows. To the extent operating cash flows are not sufficient to fund its cash distributions, ONEOK Partners may utilize short- and long-term debt and issuances of equity, as necessary. Capital expenditures are funded by operating cash flows, short- and long-term debt and issuances of equity. ONEOK Partners’ ability to continue to access capital markets for debt and equity financing under reasonable terms depends on its financial condition, credit ratings and market conditions. While lower commodity prices and industry uncertainty may result in increased financing costs, ONEOK Partners expects to utilize its commercial paper program, ONEOK Partners Credit Agreement, Term Loan Agreement and cash from operations to fund its announced capital-growth expenditures, refinance its senior notes maturities and meet its working capital needs through 2016 and well into 2017. However, ONEOK Partners may access the capital markets to issue debt or equity securities prior to that time as it considers prudent to provide liquidity for new capital projects, to maintain investment-grade credit ratings or for other partnership purposes.

Cash Management - We and ONEOK Partners each use similar centralized cash management programs that concentrate the cash assets of our operating subsidiaries in joint accounts for the purposes of providing financial flexibility and lowering the cost of borrowing, transaction costs and bank fees. Both centralized cash management programs provide that funds in excess of the daily needs of the operating subsidiaries are concentrated, consolidated or otherwise made available for use by other entities within the respective consolidated groups. ONEOK Partners’ operating subsidiaries participate to the extent they are permitted pursuant to FERC regulations or their operating agreements. Under these cash management programs, depending on whether a participating subsidiary has short-term cash surpluses or cash requirements, we and ONEOK Partners provide cash to our respective subsidiaries or the subsidiaries provide cash to the parent entity.

Short-term Liquidity - ONEOK’s sources of short-term liquidity are quarterly distributions from ONEOK Partners, cash on hand of $231.9 million as of September 30, 2016, and access to our $300 million ONEOK Credit Agreement. At September 30, 2016, ONEOK had no short-term debt outstanding.

ONEOK Partners’ principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from its equity-method investments and proceeds from its commercial paper program, the ONEOK Partners Credit Agreement and its “at-the-market” equity program.

ONEOK Partners had working capital (defined as current assets less current liabilities) deficits of $1.2 billion and $697 million as of September 30, 2016, and December 31, 2015, respectively. Although working capital is influenced by several factors, including, among other things, (i) the timing of (a) scheduled debt payments, (b) the collection and payment of accounts receivable and payable, and (c) equity and debt issuances, and (ii) the volume and cost of inventory and commodity imbalances, ONEOK Partners’ working capital deficit at September 30, 2016, was driven primarily by its current maturities of long-term debt and capital-growth projects. ONEOK Partners’ working capital deficit at December 31, 2015, was driven primarily by its capital-growth projects. ONEOK Partners may have working capital deficits in future periods as it continues to finance its capital-growth projects and repay long-term debt, often initially with short-term borrowings. ONEOK Partners’ decision to utilize short-term borrowings rather than long-term debt, due to more favorable interest rates, contributes to its working capital deficit. We do not expect ONEOK Partners’ working capital deficit to have an adverse impact to our or ONEOK Partners’ cash flows or operations. Our consolidated working capital balance is impacted primarily by ONEOK Partners’ working capital balance.

ONEOK Credit Agreement - In January 2016, we extended the term of our ONEOK Credit Agreement by one year to January 2020. At September 30, 2016, ONEOK had $1.1 million of letters of credit issued and $298.9 million of credit available under the ONEOK Credit Agreement.

The ONEOK Credit Agreement is a $300 million revolving credit facility and contains certain financial, operational and legal covenants.

ONEOK Partners Credit Agreement - At September 30, 2016, ONEOK Partners had $694 million of commercial paper outstanding, $14 million of letters of credit issued and no borrowings outstanding under the ONEOK Partners Credit Agreement. At September 30, 2016, ONEOK Partners had approximately $5.5 million of cash and cash equivalents and approximately $1.7 billion of credit available under the ONEOK Partners Credit Agreement.

In January 2016, ONEOK Partners extended the term of the ONEOK Partners Credit Agreement by one year to January 2020. The ONEOK Partners Credit Agreement is a $2.4 billion revolving credit facility and includes a $100 million sublimit for the issuance of standby letters of credit and a $150 million swingline sublimit. The ONEOK Partners Credit Agreement is available for general partnership purposes, and borrowings accrue interest at LIBOR plus 117.5 basis points. Amounts outstanding under ONEOK Partners’ commercial paper program reduce the borrowing capacity under the ONEOK Partners Credit Agreement. The ONEOK Partners Credit Agreement is guaranteed fully and unconditionally by the Intermediate Partnership.

For additional information on the ONEOK Credit Agreement and ONEOK Partners Credit Agreement, see Note D of the Notes to Consolidated Financial Statements in this Quarterly Report.

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

ONEOK Partners’ ability to obtain financing is subject to changes in the debt and equity markets, and there is no assurance it will be able or willing to access the public or private markets in the future. ONEOK Partners may choose to meet its cash requirements by utilizing some combination of cash flows from operations, borrowing under its commercial paper program or the ONEOK Partners Credit Agreement, altering the timing of controllable expenditures, restricting future acquisitions and capital projects, selling assets or pursuing other debt or equity financing alternatives. Some of these alternatives could result in higher costs or negatively affect ONEOK Partners’ respective credit ratings, among other factors. Based on ONEOK Partners’

investment-grade credit ratings, general financial condition, and expectations regarding its future earnings and projected cash flows, we expect ONEOK Partners will be able to meet its cash requirements and maintain investment-grade credit ratings.

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

In October 2016, ONEOK Partners repaid its $450 million, 6.15 percent senior notes due October 1, 2016, with a combination of cash on hand and short-term borrowings.

For additional information on long-term debt, including the Term Loan Agreement, see Note E of the Notes to Consolidated Financial Statements in this Quarterly Report.

ONEOK Partners Equity Issuances - ONEOK Partners has an “at-the-market” equity program for the offer and sale from time to time of its common units, up to an aggregate amount of $650 million. The program allows ONEOK Partners to offer and sell its common units at prices it deems appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between ONEOK Partners and the sales agent. ONEOK Partners is under no obligation to offer and sell common units under the program. At September 30, 2016, ONEOK Partners had approximately $138 million of registered common units available for issuance through its “at-the-market” equity program.

During the three and nine months ended September 30, 2016, no common units were sold through ONEOK Partners’ “at-the-market” equity program.

During the three months ended September 30, 2015, ONEOK Partners completed the sale to us in a private placement of 21.5 million common units at a price of $30.17 per unit. Additionally, ONEOK Partners completed a concurrent sale of approximately 3.3 million common units at a price of $30.17 per unit to funds managed by Kayne Anderson Capital Advisors in a registered direct offering, which were issued through ONEOK Partners’ existing “at-the-market” equity program. The combined offerings generated net proceeds of approximately $749 million. In conjunction with these issuances, ONEOK Partners GP contributed approximately $15.3 million in order to maintain our 2 percent general partner interest in ONEOK Partners. ONEOK Partners used the proceeds for general partnership purposes, including capital expenditures and repayment of commercial paper borrowings. No other units were sold through the “at-the-market” program during the three months ended September 30, 2015.

During the nine months ended September 30, 2015, ONEOK Partners sold 10.5 million common units through its “at-the-market” equity program, including the units sold to funds managed by Kayne Anderson Capital Advisors in the offering discussed above. The net proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $381.6 million, which were used for general partnership purposes, including repayment of commercial paper borrowings.

ONEOK Partners manages interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. For additional information on ONEOK Partners’ interest rate swaps, see Note C of the Notes to Consolidated Financial Statements in this Quarterly Report.

Capital Expenditures - ONEOK Partners’ capital expenditures are financed typically through operating cash flows, short- and long-term debt and the issuance of equity. ONEOK Partners’ capital expenditures were $489.4 million and $928.9 million for the nine months ended September 30, 2016 and 2015, respectively.

The following table sets forth ONEOK Partners’ 2016 projected capital expenditures, excluding acquisitions, contributions to its equity-method investments and AFUDC:

2016 Projected Capital Expenditures
(Millions of dollars)
Natural Gas Gathering and Processing	$340
Natural Gas Liquids	110
Natural Gas Pipelines	110
Other	10
Total projected capital expenditures	$570

Credit Ratings - ONEOK and ONEOK Partners’ credit ratings are shown in the table below:

	ONEOK		ONEOK Partners
Rating Agency	Rating	Outlook	Rating	Outlook
Moody’s	Ba1	Stable	Baa2	Stable
S&P	BB+	Negative	BBB	Negative

ONEOK Partners’ commercial paper program is rated Prime-2 by Moody’s and A-2 by S&P. In October 2016, Moody’s affirmed ONEOK Partners’ current credit ratings and revised its outlook to stable from negative, citing ONEOK Partners’ considerable reduction of commodity price risk and focus on growth opportunities within its operating footprint. ONEOK Partners’ credit ratings, which are investment-grade, may be affected by a material change in its financial ratios or a material event affecting its business and industry. The most common criteria for assessment of ONEOK Partners’ credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity.

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

For the three and nine months ended September 30, 2016, and the three months ended September 30, 2015, ONEOK Partners’ cash flow from operations exceeded its cash distributions to its general partner and limited partners. ONEOK Partners’ cash flow from operations increased in the first nine months of 2016, compared with the same period in 2015, due primarily to contract restructuring in the Natural Gas Gathering and Processing segment and increased volumes in the Natural Gas Gathering and Processing and Natural Gas Liquids segments due to the completion of ONEOK Partners’ capital-growth projects and new plant connections. For the nine months ended September 30, 2015, ONEOK Partners’ cash distributions exceeded its cash flow from operations and, as a result, ONEOK Partners utilized cash from operations, its commercial paper program and distributions received from its equity-method investments to fund its cash distributions, short-term liquidity needs and capital projects.

Energy Commodity Prices - Although ONEOK Partners is subject to some commodity price volatility, its commodity price exposure has been reduced due primarily to contract restructuring in the Natural Gas Gathering and Processing segment. ONEOK Partners has also hedged a significant portion of the Natural Gas Gathering and Processing segment’s commodity price risk for 2016 and 2017 and has begun hedging commodity price risk for 2018. Significant fluctuations in commodity prices will affect its overall liquidity due to the impact commodity price changes have on its cash flows from operating activities, including the impact on working capital for NGLs and natural gas held in storage, margin requirements and certain energy-related receivables. While lower commodity prices and industry uncertainty may result in increased financing costs, we believe ONEOK Partners has secured sufficient access to the financial resources and liquidity necessary to meet its requirements for working capital, debt service payments and capital expenditures through 2016 and well into 2017. We believe that ONEOK Partners’ available credit and cash and cash equivalents are adequate to meet liquidity requirements associated with commodity price volatility. See Note C of the Notes to Consolidated Financial Statements and the discussion under “Commodity Price Risk” in Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk, in this Quarterly Report for information on ONEOK Partners’ hedging activities.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Nine Months Ended		2016 vs. 2015
	September 30,		Increase (Decrease)
	2016	2015
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$922.0	$695.1	$226.9
Investing activities	(484.6)	(942.1)	457.5
Financing activities	(297.4)	112.7	(410.1)
Change in cash and cash equivalents	140.0	(134.3)	274.3
Change in cash and cash equivalents included in discontinued operations	(0.2)	(0.1)	(0.1)
Change in cash and cash equivalents from continuing operations	139.8	(134.4)	274.2
Cash and cash equivalents at beginning of period	97.6	172.8	(75.2)
Cash and cash equivalents at end of period	$237.4	$38.4	$199.0

Operating Cash Flows - Operating cash flows are affected by earnings from our and ONEOK Partners’ business activities. Changes in commodity prices and demand for ONEOK Partners’ services or products, whether because of general economic conditions, changes in supply, changes in demand for the end products that are made with ONEOK Partners’ products or increased competition from other service providers, could affect our earnings and operating cash flows.

Cash flows from operating activities, before changes in operating assets and liabilities, were $1.0 billion for the nine months ended September 30, 2016, compared with $814.9 million for the same period in 2015. The increase is due primarily to higher natural gas gathered and NGL volumes from ONEOK Partners’ completed capital-growth projects in the Natural Gas Gathering and Processing and Natural Gas Liquids segments and higher fees resulting from contract restructuring in the Natural Gas Gathering and Processing segment, offset partially by lower commodity prices, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows by $112.7 million for the nine months ended September 30, 2016, compared with a decrease of $119.8 million for the same period in 2015. This change is due primarily to the change in accounts receivable, accounts payable, and other accruals and deferrals resulting from the timing of receipt of cash from customers and payments to vendors, suppliers, and other third parties; and the change in natural gas and NGLs in storage, which vary from period to period and vary with changes in commodity prices.

Investing Cash Flows - Cash used in investing activities decreased to $484.6 million for the nine months ended September 30, 2016, compared with $942.1 million for the same period in 2015, due primarily to ONEOK Partners’ lower capital spending as a result of spending reductions to align with customer needs and projects placed in service, higher proceeds received from ONEOK Partners’ sale of assets and higher distributions from ONEOK Partners’ unconsolidated affiliates, offset partially by higher contributions to ONEOK Partners’ Roadrunner joint venture.

Financing Cash Flows - Cash used in financing activities was $297.4 million for the nine months ended September 30, 2016, compared with cash provided by financing activities of $112.7 million for the nine months ended September 30, 2015, a decrease of approximately $400 million. The decrease was due primarily to repayment of ONEOK Partners’ $650 million, 3.25 percent senior notes, which matured February 1, 2016. The remaining difference primarily relates to the net impact of changes in ONEOK Partners’ short-term borrowings and ONEOK Partners’ and our long-term debt and equity issuances for the nine months ended September 30, 2016, compared with the same period in 2015, as described below.

During the nine months ended September 30, 2016, ONEOK Partners received long-term debt proceeds of $1.0 billion related to its Term Loan Agreement. During the nine months ended September 30, 2015, ONEOK Partners raised capital through debt and equity issuances from its March 2015 $800 million senior notes offering and approximately $375 million through its “at-the-market” equity program, respectively. During the nine months ended September 30, 2015, we received debt proceeds of approximately $500 million from our August 2015 senior notes offering. These items resulted in combined debt and equity proceeds for the nine months ended September 30, 2015, of approximately $1.7 billion. This decrease in financing cash inflow was offset by an increase of approximately $900 million in short-term borrowings due to the net impact of borrowing and repayment activity in ONEOK Partners’ commercial paper program.

REGULATORY, ENVIRONMENTAL AND SAFETY MATTERS

Environmental Matters - ONEOK Partners is subject to multiple environmental, historical preservation and wildlife preservation laws and/or regulations that affect many aspects of its present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetlands preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require ONEOK Partners to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits may expose ONEOK Partners to fines, penalties and/or interruptions in its operations that could be material to our results of operations. For example, if a leak or spill of hazardous substances or petroleum products occurs from pipelines or facilities that ONEOK Partners owns, operates or otherwise uses, ONEOK Partners could be held jointly and severally liable for all resulting liabilities, including response, investigation and cleanup costs, which could materially affect our results of operations and cash flows. In addition, emissions controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at ONEOK Partners’ facilities. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to ONEOK Partners.

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

•
the impact of unforeseen changes in interest rates, equity markets, inflation rates, economic recession and other external factors over which we have no control, including the effect on pension and postretirement expense and funding resulting from changes in equity and bond market returns;

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

The following tables set forth hedging information for the Natural Gas Gathering and Processing segment’s forecasted equity volumes for the periods indicated:

	Three Months Ending December 31, 2016
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	8.8	$0.48	/ gallon	83%
Condensate (MBbl/d) - WTI-NYMEX	1.8	$58.68	/ Bbl	79%
Natural gas (BBtu/d) - NYMEX and basis	77.8	$2.82	/ MMBtu	93%

	Year Ending December 31, 2017
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	8.0	$0.51	/ gallon	67%
Condensate (MBbl/d) - WTI-NYMEX	1.8	$44.88	/ Bbl	74%
Natural gas (BBtu/d) - NYMEX and basis	73.1	$2.66	/ MMBtu	74%

	Year Ending December 31, 2018
	Volumes Hedged	Average Price		Percentage Hedged
Natural gas (BBtu/d) - NYMEX and basis	25.9	$2.83	/ MMBtu	32%

The Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at September 30, 2016. Condensate sales are typically based on the price of crude oil. We estimate the following for ONEOK Partners’ forecasted equity volumes, including the effects of hedging information set forth above, and assuming normal operating conditions:

•
a $0.01 per-gallon change in the composite price of NGLs would change adjusted EBITDA for the three months ending December 31, 2016, and for the year ending December 31, 2017, by approximately $0.2 million and $1.0 million, respectively;

•
a $1.00 per-barrel change in the price of crude oil would change adjusted EBITDA for the three months ending December 31, 2016, and for the year ending December 31, 2017, by approximately $0.1 million and $0.4 million, respectively; and

•
a $0.10 per-MMBtu change in the price of residue natural gas would change adjusted EBITDA for the three months ending December 31, 2016, for the year ending December 31, 2017, and for the year ending December 31, 2018, by approximately $0.1 million, $0.9 million and $2.0 million respectively.

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

The following tables set forth hedging information related to purchased put options to reduce commodity price sensitivity associated with certain POP with fee contracts:

	Three Months Ending December 31, 2016
	Volumes Hedged	Average Strike Price		Fair Value Asset at September 30, 2016
				(Millions of dollars)
Natural gas (BBtu/d) - NYMEX	232.8	$2.35	/ MMBtu	$0.1

	Year Ending December 31, 2017
	Volumes Hedged	Average Strike Price		Fair Value Asset at September 30, 2016
				(Millions of dollars)
Natural gas (BBtu/d) - NYMEX	147.9	$2.47	/ MMBtu	$4.5

See Note C of the Notes to Consolidated Financial Statements in this Quarterly Report for information on ONEOK Partners’ hedging activities.

INTEREST-RATE RISK

We and ONEOK Partners are exposed to interest-rate risk through the ONEOK Credit Agreement, the ONEOK Partners Credit Agreement, ONEOK Partners’ commercial paper program and long-term debt issuances. Future increases in LIBOR, corporate commercial paper rates or corporate bond rates could expose us and ONEOK Partners to increased interest costs on future borrowings. We and ONEOK Partners manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. As of September 30, 2016, ONEOK Partners had interest-rate swaps with notional amounts totaling $1.0 billion to hedge the variability of ONEOK Partners’ LIBOR-based interest payments. In addition, in June 2016, ONEOK Partners entered into forward-starting interest-rate swaps with notional amounts totaling $750 million to hedge the variability of interest payments on a portion of its forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued, resulting in total notional amounts of this type of interest-rate swap of $1.2 billion at September 30, 2016, compared with $400 million at December 31, 2015. All of ONEOK Partners’ interest-rate swaps are designated as cash flow hedges. At September 30, 2016, ONEOK Partners had $69.1 million of derivative liabilities related to these interest-rate swaps. At December 31, 2015, ONEOK Partners had derivative liabilities of $9.9 million related to these interest-rate swaps.

See Note C of the Notes to Consolidated Financial Statements in this Quarterly Report for information on our hedging activities.

COUNTERPARTY CREDIT RISK

ONEOK and ONEOK Partners assess the creditworthiness of their respective counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate. Certain of ONEOK Partners’ counterparties to the Natural Gas Gathering and Processing segment’s commodity sales, the Natural Gas Liquids segment’s marketing activities and the Natural Gas Pipelines segment’s storage activities may be impacted by the depressed commodity price environment and could experience financial problems, which could result in nonpayment and/or nonperformance, which could adversely impact our results of operations.

Customer concentration - For the three months and nine months ended September 30, 2016 and 2015, we had no single customer from which we received 10 percent or more of our consolidated revenues, and only 23 customers individually represented 1 percent or more of our consolidated revenues, the majority of which are investment-grade customers, as rated by S&P or Moody’s, or our comparable internal ratings, or secured by letters of credit or other collateral.

Natural Gas Gathering and Processing - The Natural Gas Gathering and Processing segment’s customers are crude oil and natural gas producers, which include both large integrated and independent exploration and production companies. ONEOK Partners is not typically exposed to material credit risk with exploration and production customers under POP with fee contracts as it receives proceeds from the sale of commodities and remits a portion of those proceeds back to the crude oil and natural gas producers. For the nine months ended September 30, 2016, 99 percent of the downstream commodity sales in the Natural Gas Gathering and Processing segment were made to investment-grade customers, as rated by S&P or Moody’s, or our comparable internal ratings, or secured by letters of credit or other collateral.

Natural Gas Liquids - The Natural Gas Liquids segment’s customers are primarily NGL and natural gas gathering and processing companies; large integrated and independent crude oil and natural gas production companies; propane distributors; ethanol producers; and petrochemical, refining and NGL marketing companies. ONEOK Partners earns fee-based revenue from NGL and natural gas gathering and processing customers and natural gas liquids pipeline transportation customers. ONEOK Partners is not typically exposed to material credit risk on the majority of its exchange services fee revenues, as ONEOK Partners purchases NGLs from its gathering and processing customers and deducts fees from the amounts it remits. ONEOK Partners also earns sales revenue on the downstream sales of NGL products. For the nine months ended September 30, 2016, approximately 81 percent of this segment’s commodity sales were made to investment-grade customers, as rated by S&P or Moody’s, or our comparable internal ratings, or secured by letters of credit or other collateral. In addition, the majority of the Natural Gas Liquids segment’s pipeline tariffs provide ONEOK Partners the ability to require security from shippers.

Natural Gas Pipelines - The Natural Gas Pipelines segment’s customers are primarily local natural gas distribution companies, electric-generation facilities, large industrial companies, municipalities, irrigation customers and marketing companies. For the nine months ended September 30, 2016, approximately 87 percent of the revenues in this segment were from investment-grade customers, as rated by S&P or Moody’s, or our comparable internal ratings, or secured by letters of credit or other collateral. In addition, the majority of the Natural Gas Pipeline segment’s pipeline tariffs provide ONEOK Partners the ability to require security from shippers.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In October 2016, we reached an agreement in principle to settle the claims alleged against us and our affiliate ONEOK Energy Services Company, L.P., (“OESC”) in Reorganized FLI, Inc. (formerly J.P. Morgan Trust Company) v. ONEOK, Inc., et al. (filed in the District Court of Wyandotte County, Kansas, in October 2005, transferred to MDL 166 in the United States District Court for the District of Nevada (“the Court”). We previously reported that the Court had entered an order granting summary judgment in our favor in this case in our Quarterly Report for the second quarter 2016. The amount we expect to pay to settle this case is not material to our results of operations, financial position or cash flows and is expected to be paid with cash on hand.

In March 2016, we reached an agreement in principle to settle the claims alleged against us and our affiliates, OESC and Kansas Gas Marketing Company, in the following putative class action lawsuits that claimed damages resulting from alleged market manipulation or false reporting of prices to gas index publications by us and others: Learjet, Inc., et al. v. ONEOK, Inc., et al. (filed in the District Court of Wyandotte, Kansas, in November 2005, transferred to MDL-1566 in the United States District Court for the District of Nevada); Arandell Corporation, et al. v. Xcel Energy, Inc., et al. (filed in the Circuit Court for Dane County, Wisconsin, in December 2006, transferred to MDL-1566 in the United States District Court for the District of Nevada); Heartland Regional Medical Center, et al. v. ONEOK, Inc., et al. (filed in the Circuit Court of Buchanan County, Missouri, in March 2007, transferred to MDL-1566 in the United States District Court for the District of Nevada); and NewPage Wisconsin System v. CMS Energy Resource Management Company, et al. (filed in the Circuit Court for Wood County, Wisconsin, in March 2009, transferred to MDL-1566 in the United States District Court for the District of Nevada and now consolidated with the Arandell case). We initially reported this agreement in principle in our Quarterly Report for the first quarter 2016. The amount we expect to pay to settle these cases is not material to our results of operations, financial position or cash flows and is expected to be paid with cash on hand.

The above agreements in principle to settle do not apply to Sinclair Oil Corporation v. ONEOK Energy Services Corporation, L.P., et al. (filed in the United States District Court for the District of Wyoming in September 2005, transferred to MDL-1566 in the United States District Court for the District of Nevada). We expect that future charges, if any, from the ultimate resolution of this matter will not be material to our results of operations, financial position or cash flows.

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents:  (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iv) Consolidated Balance Sheets at September 30, 2016, and December 31, 2015; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; (vi) Consolidated Statements of Changes in Equity for the nine months ended September 30, 2016 and 2015; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: November 2, 2016	By:	/s/ Derek S. Reiners
Derek S. Reiners
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)