Form 10-K
period 2016-12-31
ONEOK INC /NEW/
filed 2017-02-28
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016.
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

Aggregate market value of registrant’s common stock held by non-affiliates based on the closing trade price on June 30, 2016, was $9.7 billion.

On February 21, 2017, the Company had 210,757,806 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive proxy statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 24, 2017, are incorporated by reference in Part III.

ONEOK, Inc.
2016 ANNUAL REPORT

As used in this Annual Report, references to “we,” “our” or “us” refer to ONEOK, Inc., an Oklahoma corporation, and its predecessors and subsidiaries, including ONEOK Partners and its subsidiaries, unless the context indicates otherwise.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Annual Report are defined as follows:

AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2016
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
CFTC	U.S. Commodity Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
Clean Water Act	Federal Water Pollution Control Act Amendments of 1972, as amended
DOT	United States Department of Transportation
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
IRS	Internal Revenue Service
KCC	Kansas Corporation Commission
LIBOR	London Interbank Offered Rate
MBbl	Thousand barrels
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
Merger Agreement	Agreement and Plan of Merger, dated as of January 31, 2017, by and among ONEOK, Merger Sub, ONEOK Partners and ONEOK Partners GP
Merger Sub	New Holdings Subsidiary, LLC, a wholly owned subsidiary of ONEOK
Merger Transaction
The transaction contemplated by the Merger Agreement pursuant to which
ONEOK will acquire all of ONEOK Partners’ outstanding common units representing limited partner interests in ONEOK Partners not already directly or indirectly owned by ONEOK

MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
Natural Gas Act	Natural Gas Act of 1938, as amended
Natural Gas Policy Act	Natural Gas Policy Act of 1978, as amended
NGL(s)	Natural gas liquid(s)
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
OCC	Oklahoma Corporation Commission
ONE Gas	ONE Gas, Inc.
ONEOK	ONEOK, Inc.
ONEOK Credit Agreement	ONEOK’s $300 million amended and restated revolving credit agreement effective as of January 31, 2014
ONEOK Partners	ONEOK Partners, L.P.
ONEOK Partners Credit Agreement	ONEOK Partners’ $2.4 billion amended and restated revolving credit agreement effective as of January 31, 2014, as amended

ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and the sole general partner of ONEOK Partners
OPIS	Oil Price Information Service
OSHA	Occupational Safety and Health Administration
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P., as amended
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
Roadrunner	Roadrunner Gas Transmission, LLC, a ONEOK Partners 50 percent owned joint venture
RRC	Railroad Commission of Texas
S&P	S&P Global Ratings
SCOOP	South Central Oklahoma Oil Province, an area in the Anadarko Basin in Oklahoma
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
STACK	Sooner Trend Anadarko Canadian Kingfisher, an area in the Anadarko Basin in Oklahoma
Term Loan Agreement	ONEOK Partners’ senior unsecured delayed-draw three-year $1.0 billion term loan agreement dated January 8, 2016
West Texas LPG	West Texas LPG Pipeline Limited Partnership and Mesquite Pipeline
WTI	West Texas Intermediate
WTLPG	West Texas LPG Pipeline Limited Partnership
XBRL	eXtensible Business Reporting Language

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

PART I

ITEM 1.    BUSINESS

GENERAL

We are a corporation incorporated under the laws of the state of Oklahoma, and our common stock is listed on the NYSE under the trading symbol “OKE.” We are the sole general partner and, as of December 31, 2016, owned 41.2 percent of ONEOK Partners (NYSE: OKS), one of the largest publicly traded master limited partnerships. Our goal is to provide management and resources to ONEOK Partners, enabling it to execute its growth strategies and allowing us to grow our dividend. ONEOK Partners applies its core capabilities of gathering, processing, fractionating, transporting, storing and marketing natural gas and NGLs through the rebundling of services across the value chains through vertical integration in an effort to provide its customers with premium services at lower costs. ONEOK Partners is a leader in the gathering, processing, storage and transportation of natural gas in the United States. In addition, ONEOK Partners owns one of the nation’s premier natural gas liquids systems, connecting NGL supply in the Mid-Continent, Permian and Rocky Mountain regions with key market centers.

EXECUTIVE SUMMARY

On January 31, 2017, we and ONEOK Partners entered into the Merger Agreement, by and among ONEOK, Merger Sub, ONEOK Partners and ONEOK Partners GP, the general partner of ONEOK Partners, pursuant to which we will acquire all of the outstanding common units representing limited partner interests in ONEOK Partners not already directly or indirectly owned by us. Upon the terms and conditions set forth in the Merger Agreement, Merger Sub will be merged with and into ONEOK Partners, with ONEOK Partners continuing as a wholly owned subsidiary of ours, in a taxable transaction to ONEOK Partners’ unitholders. For additional information on this transaction, see Note B of the Notes to Consolidated Financial Statements in this Annual Report.

ONEOK Partners operates predominantly fee-based businesses in each of its three reportable segments, and its consolidated earnings were approximately 88 percent fee-based in 2016. We continue to expect demand for ONEOK Partners’ midstream services to provide supply and market connectivity. We expect producers to require midstream services to connect production with end-use markets, increased demand for NGL products from the petrochemical industry and NGL exporters and increased demand for natural gas from power plants currently fueled by coal and natural gas exports to Mexico. While the Natural Gas Gathering and Processing and Natural Gas Liquids segments generate predominately fee-based earnings, those segments’ results of operations are exposed to volumetric risk. ONEOK Partners’ exposure to volumetric risk can result from reduced drilling activity, severe weather disruptions, operational outages and ethane rejection.

ONEOK Partners has available capacity on its integrated network of assets to grow fee-based earnings with minimal capital investment. We expect each of the three business segments to benefit from increasing producer activity in the Mid-Continent region from the highly productive STACK and SCOOP areas, where there was an increase in producer activity in late 2016, which we expect to continue in 2017. ONEOK Partners has a strong presence in the Mid-Continent region, with the Natural Gas Liquids segment’s gathering system serving as a primary NGL takeaway provider through connections to more than 100 third-party natural gas processing plants, the Natural Gas Gathering and Processing segment’s substantial acreage dedications in some of the most productive areas and the Natural Gas Pipelines segment’s broad footprint. In the Natural Gas Gathering and Processing segment, ONEOK Partners has approximately 200 MMcf/d and 100 MMcf/d of available processing capacity in the Williston Basin and Oklahoma, respectively. As producers continue to develop the STACK and SCOOP areas, we expect natural gas and NGL volumes to increase in 2017, compared with 2016 volumes, and increased demand for ONEOK Partners’ services from producers that need incremental takeaway capacity for natural gas and NGLs out of the region.

The Natural Gas Gathering and Processing segment’s earnings were approximately 80 percent fee-based in 2016. Fee revenues averaged 76 cents per MMBtu, compared with an average of 44 cents per MMBtu in 2015 due to restructuring many of this segment’s POP with fee contracts to increase the fee component and reduce ONEOK Partners’ direct commodity price risk. To mitigate the impact of its remaining commodity price exposure, ONEOK Partners has hedged a significant portion of the Natural Gas Gathering and Processing segment’s commodity price risk for 2017 and 2018. This segment has substantial acreage dedications in some of the most productive areas of the Williston Basin and Mid-Continent region, specifically the STACK and SCOOP, which helps to mitigate the volumetric risk.

The Natural Gas Liquids segment’s earnings were approximately 90 percent fee-based in 2016. While ONEOK Partners is exposed to volumetric risk in this segment, this risk is partially mitigated through minimum volume commitments, which provide a minimum level of revenue regardless of the volumetric throughput. ONEOK Partners expects increasing demand from the petrochemical industry with the completion of ethylene production projects and NGL exports, which will require additional NGL transportation services that ONEOK Partners can provide without significant additional infrastructure needs or capital spending.

The Natural Gas Pipelines segment’s earnings were approximately 95 percent fee-based in 2016, generated primarily from firm demand charge contracts. This segment continues to develop new projects to grow ONEOK Partners’ fee-based earnings, such as its Roadrunner joint venture and WesTex expansion project, both of which are fully subscribed with 25-year firm demand charge, fee-based agreements. We expect additional demand for ONEOK Partners’ services to deliver natural gas to power plants currently fueled by coal and to support increased demand for natural gas exports to Mexico, as well as provide market connectivity to supply basins.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for more information on our growth projects, results of operations, liquidity and capital resources.

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

•
Maximize dividend payout while maintaining prudent financial strength and flexibility - during 2016, cash dividends paid per share and cash distributions received from ONEOK Partners increased compared to 2015. Our excess cash gives us flexibility to take advantage of opportunities to create additional shareholder value. We expect our dividend payout to increase following the completion of the Merger Transaction with ONEOK Partners.

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

Natural Gas Gathering and Processing

Overview - The Natural Gas Gathering and Processing segment provides midstream services to contracted producers in North Dakota, Montana, Wyoming, Kansas and Oklahoma. ONEOK Partners provides exploration and production companies with gathering and processing services that allow them to move their raw (unprocessed) natural gas to market. Raw natural gas is gathered, compressed and transported through pipelines to ONEOK Partners’ processing facilities. In order for the raw natural gas to be accepted by the downstream market, it must have contaminants, such as water, nitrogen and carbon dioxide, removed and NGLs separated for further processing. Processed natural gas, usually referred to as residue natural gas, is then recompressed and delivered to natural gas pipelines and end users. The separated NGLs are in a mixed, unfractionated form and are sold and delivered through natural gas liquids pipelines to fractionation facilities for further separation.

Rocky Mountain region - The Williston Basin, located in portions of North Dakota and Montana, includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations and is an active drilling region. ONEOK Partners’ completed growth projects, including its Bear Creek natural gas processing plant and infrastructure project that was completed in August 2016, have increased its gathering and processing capacity and allowed it to capture natural gas from new wells being drilled and natural gas previously flared by producers.

The Powder River Basin is primarily located in Wyoming. This region includes the NGL-rich Niobrara Shale and Frontier, Turner and Sussex formations where ONEOK Partners provides gathering and processing services to customers in the southeast portion of Wyoming.

Mid-Continent region - ONEOK Partners’ Mid-Continent region includes the NGL-rich STACK and SCOOP areas in the Anadarko Basin and the Cana-Woodford Shale, Woodford Shale, Springer Shale, Meramec, Granite Wash and Mississippian Lime formations of Oklahoma and Kansas; and the Hugoton and Central Kansas Uplift Basins of Kansas. Producers are actively drilling in the NGL-rich STACK and SCOOP areas where ONEOK Partners has substantial acreage dedicated to it.

Revenues - Revenues for this segment are derived primarily from the following types of contracts:

•
POP with fee-based components - Under this type of contract, ONEOK Partners charges fees for gathering, treating, compressing and processing the producer’s natural gas. ONEOK Partners also generally purchases the producer’s raw natural gas, which it processes into residue natural gas and NGLs, then it sells these commodities and associated condensate to downstream customers. ONEOK Partners remits sales proceeds to the producer according to the contractual terms and retains its portion. This type of contract represented approximately 94 percent and 90 percent of contracted volumes in this segment for 2016 and 2015, respectively. There are a variety of factors that directly affect ONEOK Partners’ POP with fee revenues, including:

–	the price of natural gas, crude oil and NGLs;

–	the composition of the natural gas and NGLs produced;

–	the fees ONEOK Partners charges for its services; and

–	the volume produced.
Over time as ONEOK Partners’ contracts are renewed or restructured, it has generally increased the fee components. As a result, ONEOK Partners’ mix of commodity and fee-based earnings continues to change as volumes naturally decline on older contracts where it retains a higher percent of proceeds and volumes increase on contracts with higher fee components. Additionally, under certain POP with fee contracts ONEOK Partners’ fee revenues may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds.

•
Fee-only - Under this type of contract, ONEOK Partners is paid a fee for the services it provides, based on volumes gathered, processed, treated and/or compressed. ONEOK Partners’ fee-only contracts represented approximately 6 percent and 10 percent of contracted volumes in this segment for 2016 and 2015, respectively.

Property - The Natural Gas Gathering and Processing segment owns the following assets:

•	approximately 11,300 miles and 7,700 miles of natural gas gathering pipelines in the Mid-Continent and Rocky Mountain regions, respectively;

•
nine natural gas processing plants with approximately 785 MMcf/d of processing capacity in the Mid-Continent region, and 12 natural gas processing plants with approximately 1,045 MMcf/d of processing capacity in the Rocky Mountain region; and

•	approximately 15 MBbl/d of natural gas liquids fractionation capacity at various natural gas processing plants in the Rocky Mountain region.

Utilization - The utilization rates for ONEOK Partners’ natural gas processing plants were approximately 76 percent for both 2016 and 2015. ONEOK Partners calculates utilization rates using a weighted-average approach, adjusting for the dates that assets were placed in service.

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

Market Conditions and Seasonality - Supply - Rocky Mountain region - In the Williston Basin, natural gas volumes continued to grow in 2016, driven primarily by producer development of Bakken Shale crude oil wells, which also produce associated natural gas containing significant quantities of NGLs. The number of well connections in 2016 decreased, compared with 2015, due to reduced drilling and completion activity by producers and continued low commodity prices. ONEOK Partners’ natural gas gathered and processed volumes in the Williston Basin increased in 2016, compared with 2015, despite the reductions in producer drilling activity, due to the following:

•	capturing additional natural gas previously flared by producers through natural gas compression and processing capacity placed in service in late 2015 and projects completed in 2016;

•
producers focusing their drilling and completion in the most productive areas where ONEOK Partners has significant gathering and processing assets, which typically produce at higher initial production rates compared with other areas and have higher natural gas to oil ratios; and

•	continued improvements in production by producers due to enhanced completion techniques and more efficient drilling rigs.

In 2017, we expect volume growth in the Williston Basin from the projects and production activities discussed above to be partially offset by natural production declines.

Mid-Continent region - In the Mid-Continent region, ONEOK Partners has significant natural gas gathering and processing assets in Oklahoma and Kansas. With the emerging STACK and SCOOP areas, we anticipate increased producer activity in the Mid-Continent, where ONEOK Partners has substantial acreage dedications in these productive areas. We expect ONEOK Partners’ average natural gas volumes to grow in 2017 due to continued drilling and completion activity, offset partially by the natural volume declines from existing wells connected to ONEOK Partners’ system.

Demand - Demand for gathering and processing services is dependent on natural gas production by producers, which is driven by the strength of the economy; natural gas, crude oil and NGL prices; and the demand for each of these products from end users. The Natural Gas Gathering and Processing segment’s customers are generally crude oil and natural gas producers who have proven reserves or are currently producing natural gas in areas within ONEOK Partners’ existing infrastructure and need gathering and processing services. Additionally, demand is impacted by the weather, which is discussed below under “Seasonality.”

Rocky Mountain region - Demand for ONEOK Partners’ gathering and processing services in the Williston Basin has remained strong even as crude oil prices remained low. Requirements in North Dakota for producers to reduce natural gas flaring have increased the need for ONEOK Partners’ services to capture, gather and process this natural gas. ONEOK Partners has approximately 200 MMcf/d of available processing capacity in the Williston Basin.

Mid-Continent region - As producers continue to develop the STACK and SCOOP areas of the Anadarko Basin, we expect increased demand for ONEOK Partners’ services from producers. ONEOK Partners has approximately 100 MMcf/d of available processing capacity in Oklahoma.

Commodity Prices - While ONEOK Partners has significantly reduced its direct exposure to commodity prices in this segment and its earnings are primarily fee-based, the commodity price environment has resulted in a reduction of producer drilling activity and well completions in 2016 and 2015.

See discussion regarding our commodity price risk and related hedging activities under “Commodity Price Risk” in Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

Seasonality - Cold temperatures usually increase demand for natural gas and certain NGL products such as propane, the main heating fuels for homes and businesses. Warm temperatures usually increase demand for natural gas used in gas-fired electric generators for residential and commercial cooling, as well as agriculture-related equipment like irrigation pumps and crop dryers. During periods of peak demand for a certain commodity, prices for that product typically increase.

Extreme weather conditions and seasonal temperature changes impact the volumes and composition of natural gas gathered and processed. Freeze-offs are a phenomenon where water produced with natural gas freezes at the wellhead or within the gathering system. This causes a temporary interruption in the flow of natural gas. All of ONEOK Partners’ operations may be affected by other weather conditions that may cause a loss of electricity at ONEOK Partners’ facilities or prevent access to certain locations that affect a producer’s ability to complete wells or ONEOK Partners’ ability to connect those wells to its systems.

Competition - ONEOK Partners competes for natural gas supply with major integrated oil companies, independent exploration and production companies that have gathering and processing assets, pipeline companies and their affiliated marketing companies, and other midstream gatherers and processors. The factors that typically affect ONEOK Partners’ ability to compete for natural gas supply are:

•	quality of services provided;

•	producer drilling activity;

•	proceeds remitted and/or fees charged under its gathering and processing contracts;

•	location of its gathering systems relative to those of its competitors;

•	location of its gathering systems relative to drilling activity;

•	operating pressures maintained on its gathering systems;

•	efficiency and reliability of its operations;

•	delivery capabilities for natural gas and NGLs that exist in each system and plant location; and

•	cost of capital.

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

Customers - ONEOK Partners’ natural gas gathering and processing customers include both large integrated and independent exploration and production companies. See discussion regarding ONEOK Partners’ customer credit risk under “Counterparty Credit Risk” in Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

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

Natural Gas Liquids

Overview - The Natural Gas Liquids segment owns and operates facilities that gather, fractionate, treat and distribute NGLs and store NGL products, primarily in Oklahoma, Kansas, Texas, New Mexico and the Rocky Mountain region where it provides midstream services to producers of NGLs and delivers those products to the two primary market centers, one in the Mid-Continent in Conway, Kansas, and the other in the Gulf Coast in Mont Belvieu, Texas. This segment owns or has an ownership interest in FERC-regulated natural gas liquids gathering and distribution pipelines in Oklahoma, Kansas, Texas, New Mexico, Montana, North Dakota, Wyoming and Colorado, and terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois. ONEOK Partners also owns FERC-regulated natural gas liquids distribution and refined petroleum products pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect its Mid-Continent assets with Midwest markets, including Chicago, Illinois. The majority of the pipeline-connected natural gas processing plants in Oklahoma, Kansas and the Texas Panhandle are connected to its gathering systems. ONEOK Partners owns and operates truck- and rail-loading and -unloading facilities connected to its natural gas liquids fractionation and pipeline assets.

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

Revenues for the Natural Gas Liquids segment are derived primarily from fee-based services that ONEOK Partners provides to its customers and from the physical optimization of its assets. This segment also purchases NGLs and condensate from third parties, as well as from the Natural Gas Gathering and Processing segment. This segment’s fee-based services have increased due primarily to new supply connections, expansion of existing connections and the completion of capital-growth projects. This segment’s business activities are categorized as exchange services, transportation and storage services, and optimization and marketing, which are defined as follows:

•
ONEOK Partners’ exchange services utilize its assets to gather, fractionate and/or treat, and transport unfractionated NGLs, thereby converting them into marketable NGL products shipped to a market center or customer-designated location. Many of these exchange volumes are under contracts with minimum volume commitments that provide a minimum level of revenues regardless of volumetric throughput. ONEOK Partners’ exchange services activities are primarily fee-based and include some rate-regulated tariffs; however, it also captures certain product price differentials through the fractionation process.

•
ONEOK Partners’ transportation and storage services include the transport of NGL products and refined petroleum products, primarily under FERC-regulated tariffs. Tariffs specify the maximum rates ONEOK Partners may charge its customers and the general terms and conditions for NGL transportation service on its pipelines. ONEOK Partners’ storage activities consist primarily of fee-based NGL storage services at its Mid-Continent and Gulf Coast storage facilities.

•
ONEOK Partners’ optimization and marketing activities utilize its assets, contract portfolio and market knowledge to capture location, product and seasonal price differentials. ONEOK Partners primarily transports NGL products between Conway, Kansas, and Mont Belvieu, Texas, to capture the location price differentials between the two market centers. ONEOK Partners’ marketing activities also include utilizing its natural gas liquids storage facilities to capture seasonal price differentials. A growing portion of ONEOK Partners’ marketing activities serves truck and rail markets. ONEOK Partners’ isomerization activities capture the price differential when normal butane is converted into the more valuable iso-butane at its isomerization unit in Conway, Kansas.

Supply growth from the development of NGL-rich areas and increased capacity available on pipelines that connect the Mid-Continent and Gulf Coast resulted in NGL price differentials remaining narrow between the Mid-Continent market center at Conway, Kansas, and the Gulf Coast market center at Mont Belvieu, Texas. We expect these narrow price differentials to persist between these two market centers until demand for NGLs increases from petrochemical companies and exporters, which we anticipate to begin in the second half of 2017.

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

•	80 percent ownership interest in one natural gas liquids fractionator in Texas with ONEOK Partners’ proportional share of operating capacity of approximately 128 MBbl/d;

•	interest in one natural gas liquids fractionator in Kansas with ONEOK Partners’ proportional share of operating capacity of approximately 11 MBbl/d;

•	one isomerization unit in Kansas with operating capacity of 9 MBbl/d;

•	six natural gas liquids storage facilities in Oklahoma, Kansas and Texas with operating storage capacity of approximately 22.2 MMBbl;

•	eight natural gas liquids product terminals in Nebraska, Iowa and Illinois;

•
above- and below-ground storage facilities associated with ONEOK Partners’ FERC-regulated natural gas liquids pipeline operations in Iowa, Illinois, Nebraska and Kansas with combined operating capacity of 978 MBbl; and

•	one ethane/propane splitter in Texas with operating capacity of 32 MBbl/d of purity ethane and 8 MBbl/d of propane.

In addition, ONEOK Partners leases approximately 3.0 MMBbl of combined NGL storage capacity at facilities in Kansas and Texas and has access to 60 MBbl/d of natural gas liquids fractionation capacity in Texas through a fractionation service agreement.

Utilization - The utilization rates for ONEOK Partners’ various assets, including leased assets, have been impacted by ethane rejection. The utilization rates for 2016 and 2015, respectively, were as follows:

•	its non-FERC-regulated natural gas liquids gathering pipelines were approximately 66 percent and 65 percent;

•	its FERC-regulated natural gas liquids gathering pipelines were approximately 77 percent and 75 percent;

•	its FERC-regulated natural gas liquids distribution pipelines were approximately 56 percent and 43 percent; and

•	its natural gas liquids fractionators were approximately 70 percent and 66 percent.

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

Market Conditions and Seasonality - Supply - The unfractionated NGLs that ONEOK Partners gathers and transports originate primarily from natural gas processing plants connected to ONEOK Partners’ gathering systems in Oklahoma, Kansas, Texas, New Mexico and the Rocky Mountain region. The Natural Gas Liquids segment is connected to more than 100 third-party natural gas processing plants in the Mid-Continent region, is one of the primary NGL takeaway providers for the emerging STACK and SCOOP areas and is one of the primary takeaway providers for the Williston Basin with the Bakken NGL Pipeline. ONEOK Partners’ fractionation operations receive NGLs from a variety of processors and pipelines, including its affiliates, located in these regions. Supply for the Natural Gas Liquids segment depends on crude oil and natural gas drilling and production activities by producers, the decline rate of existing production, natural gas processing plant economics and capabilities, and the NGL content of the natural gas that is produced and processed in the areas in which ONEOK Partners operates.

Supply growth has resulted in available ethane supplies that are greater than the petrochemical industry’s current demand. As a result, low or unprofitable price differentials between ethane and natural gas have resulted in ethane rejection at most of ONEOK Partners’ and its customers’ natural gas processing plants connected to its natural gas liquids gathering system in the Mid-Continent and Rocky Mountain regions, which reduced the ethane component of natural gas liquids volumes gathered, fractionated, transported and sold across its assets. Through ethane rejection, natural gas processors leave some of the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants. Ethane rejection levels by natural gas processors delivering to ONEOK Partners’ natural gas liquids gathering system have continued to fluctuate, averaging approximately 175 MBbl/d in 2016. While the volume of ethane produced increased modestly during 2016, compared with 2015, a portion of the fees associated with those volumes gathered and fractionated was previously being earned under contracts with minimum volume obligations. We expect ethane rejection levels to continue to fluctuate in 2017 as the market begins to balance ethane supply and demand and as the price differentials between ethane and natural gas change. We expect ethane recovery levels to increase as ethylene producers and NGL exporters increase their capacity to consume and export additional ethane volumes. Expansion of the petrochemical industry in the United States is expected to increase ethane demand in the second half of 2017. International demand for NGLs, particularly ethane and propane, also is expected to increase.

Demand - Demand for NGLs and the ability of natural gas processors to successfully and economically sustain their operations affect the volume of unfractionated NGLs produced by natural gas processing plants, thereby affecting the demand for NGL gathering, fractionation and transportation services. Natural gas and propane are subject to weather-related seasonal demand. Other NGL products are affected by economic conditions and the demand associated with the various industries that utilize the commodity, such as butanes and natural gasoline used by the refining industry as blending stocks for motor fuel, denaturant for ethanol and diluents for crude oil. Ethane, propane, normal butane and natural gasoline are used by the petrochemical industry to produce chemical products, such as plastic, rubber and synthetic fibers. Several petrochemical companies are constructing new plants, plant expansions, additions or enhancements that improve the light-NGL feed capability of their facilities due primarily to the increased supply and attractive price of ethane, compared with crude oil-based alternatives, as a petrochemical feedstock in the United States. The demand is expected to increase beginning in the second half of 2017 when many of the new petrochemical plants and plant modifications are expected to be completed. In addition, we expect increased international demand for ethane, propane and butane to provide opportunities to increase fee-based earnings in ONEOK Partners’ exchange and storage services and marketing activities.

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

Seasonality - ONEOK Partners’ natural gas liquids fractionation and pipeline operations typically experience some seasonal variation. Some NGL products stored and transported through ONEOK Partners’ assets are subject to weather-related seasonal demand, such as propane, which can be used for heating during the winter and for agricultural purposes such as crop drying in the fall. Demand for butanes and natural gasoline, which are primarily used by the refining industry as blending stocks for motor fuel, denaturant for ethanol and diluents for crude oil, may also be subject to some variability during seasonal periods when certain government restrictions on motor fuel blending products change. The ability of natural gas processors to produce NGLs also is affected by weather. Extreme weather conditions and ground temperature changes impact the volumes of natural gas gathered and processed and NGL volumes gathered, transported and fractionated. Power interruptions, inaccessible well sites as a result of storms or freeze-offs, a phenomenon where water produced from natural gas freezes at the wellhead or within the gathering system, cause a temporary interruption in the flow of natural gas and NGLs.

Competition - The Natural Gas Liquids segment competes with other fractionators, intrastate and interstate pipeline companies, storage providers, and gatherers and transporters for NGL supply in the Permian Basin and Rocky Mountain, Mid-Continent and Gulf Coast regions. The factors that typically affect ONEOK Partners’ ability to compete for NGL supply are:

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

ONEOK Partners has responded to these factors by making capital investments to access new supplies; increasing gathering, fractionation and distribution capacity; increasing storage, withdrawal and injection capabilities; and reducing operating costs so that it may compete effectively. ONEOK Partners’ competitors continue to invest in natural gas liquids pipeline and fractionation infrastructure to address the growing NGL supply and petrochemical demand. As ONEOK Partners’ growth projects and those of its competitors have alleviated constraints between the Mid-Continent and Gulf Coast NGL market centers, we expect the narrow location price differentials between the two locations to continue. In addition, ONEOK Partners’ competitors’ natural gas liquids infrastructure projects provide NGL supply from the Rocky Mountain, Marcellus and Utica basins into the Gulf Coast market center, which affects NGL prices and competes with and could displace NGL supply volumes from the Mid-Continent and Rocky Mountain regions where ONEOK Partners’ assets are located. We believe ONEOK Partners’ natural gas liquids fractionation, pipelines and storage assets are located strategically, connecting diverse supply areas to market centers.

Customers - The Natural Gas Liquids segment’s customers are primarily NGL and natural gas gathering and processing companies; major and independent crude oil and natural gas production companies; propane distributors; ethanol producers; and petrochemical, refining and NGL marketing companies. See discussion regarding ONEOK Partners’ customer credit risk under “Counterparty Credit Risk” in Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

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

Natural Gas Pipelines

Overview - The Natural Gas Pipelines segment provides transportation and storage services to end users through ONEOK Partners’ wholly owned assets and its 50 percent ownership interests in Northern Border Pipeline and Roadrunner. Phase I and Phase II of the Roadrunner pipeline were completed in March and October 2016, respectively.

Interstate Pipelines - ONEOK Partners’ interstate pipelines are regulated by the FERC and are located in North Dakota, Minnesota, Wisconsin, Illinois, Indiana, Kentucky, Tennessee, Oklahoma, Texas and New Mexico. ONEOK Partners’ interstate pipeline companies include:

•
Midwestern Gas Transmission, which is a bidirectional system that interconnects with Tennessee Gas Transmission Company’s pipeline near Portland, Tennessee, and with several interstate pipelines that have access to both the Utica Shale and the Marcellus Shale at the Chicago Hub near Joliet, Illinois;

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

Intrastate Pipelines - ONEOK Partners’ intrastate natural gas pipeline assets in Oklahoma transport natural gas through the state and have access to the major natural gas production areas in the Mid-Continent region, which include the emerging STACK and SCOOP areas in the Anadarko Basin and the Cana-Woodford Shale, Woodford Shale, Springer Shale, Meramec, Granite Wash and Mississippian Lime formations. ONEOK Partners’ intrastate natural gas pipeline assets in Oklahoma serve end-use markets, such as local distribution companies and power generation companies. In Texas, ONEOK Partners’ intrastate natural gas pipelines are connected to the major natural gas producing formations in the Texas Panhandle, including the Granite Wash formation and Delaware and Cline producing formations in the Permian Basin. These pipelines are capable of transporting natural gas throughout the western portion of Texas, including the Waha Hub where other pipelines may be accessed for transportation to western markets, exports to Mexico, the Houston Ship Channel market to the east and the Mid-Continent market to the north. ONEOK Partners’ intrastate natural gas pipeline assets also have access to the Hugoton and Central Kansas Uplift Basins in Kansas.

The Roadrunner pipeline transports natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas, and is fully subscribed with 25-year firm demand charge, fee-based agreements. The Roadrunner pipeline connects with ONEOK Partners’ existing natural gas pipeline and storage infrastructure in Texas and, together with its WesTex intrastate natural gas pipeline expansion project, creates a platform for future opportunities to deliver natural gas supply to Mexico. If tariffs, border taxes or other measures assessed on cross-border transactions with Mexico are implemented, we do not expect them to materially impact ONEOK Partners or Roadrunner. Roadrunner’s long-term firm demand transportation service contracts provide markets in Mexico access to upstream supply basins in West Texas and the Mid-Continent region, which adds location and price diversity to their supply mix and supports the plan of Mexico’s national electric utility, Comisión Federal de Electricidad, to replace oil-fueled power plants with natural gas-fueled power plants, which are more economical and produce fewer GHG emissions.

Transportation Rates - ONEOK Partners’ transportation contracts for its regulated natural gas services are based upon rates stated in the respective tariffs. The tariffs provide both the general terms and conditions for the facilities and the maximum allowed rates customers can be charged by type of service, which may be discounted to meet competition if necessary. The rates are established at FERC or the appropriate state jurisdictional agencies. The earnings are primarily fee-based from the following types of services:

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

Property - The Natural Gas Pipelines segment owns the following assets:

•	approximately 1,500 miles of FERC-regulated interstate natural gas pipelines with approximately 3.5 Bcf/d of peak transportation capacity;

•	approximately 5,200 miles of state-regulated intrastate transmission pipelines with peak transportation capacity of approximately 3.4 Bcf/d; and

•	approximately 57.8 Bcf of total active working natural gas storage capacity.

ONEOK Partners’ storage includes three underground natural gas storage facilities in Oklahoma, two underground natural gas storage facilities in Kansas and two underground natural gas storage facilities in Texas.

Utilization - ONEOK Partners’ natural gas pipelines were approximately 92 percent subscribed in both 2016 and 2015, and its natural gas storage facilities were 65 percent subscribed in 2016 and 71 percent subscribed in 2015.

Unconsolidated Affiliates - The Natural Gas Pipelines segment includes the following unconsolidated affiliates:

•
50 percent interest in Northern Border Pipeline, which owns a FERC-regulated interstate pipeline that transports natural gas from the Montana-Saskatchewan border near Port of Morgan, Montana, and the Williston Basin in North Dakota to a terminus near North Hayden, Indiana.

•
50 percent interest in Roadrunner, which has the capacity to transport approximately 570 MMcf/d of natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas. ONEOK Partners is the operator of Roadrunner.

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

Interstate - Guardian Pipeline, Midwestern Gas Transmission and Viking Gas Transmission access supply from the major producing regions of the Mid-Continent, Rocky Mountains, Canada, Gulf Coast and the Northeast. The current supply of natural gas for Northern Border Pipeline is primarily sourced from Canada; however, as the Williston Basin supply area has developed, more natural gas supply from this area is being transported on Northern Border Pipeline to markets near Chicago. In addition, supply volumes from nontraditional natural gas production areas, such as the Marcellus and Utica shale areas in the Northeast, may compete with and displace volumes from the Mid-Continent, Rocky Mountain and Canadian supply sources in ONEOK Partners’ markets. Factors that may impact the supply of Canadian natural gas transported by ONEOK Partners’ pipelines are primarily the availability of United States supply, Canadian natural gas available for export, Canadian storage capacity, government regulation and demand for Canadian natural gas in Canada and United States consumer markets.

Intrastate and Storage - ONEOK Partners’ intrastate pipelines and storage assets may be impacted by the pace of drilling activity by crude oil and natural gas producers and the decline rate of existing production in the major natural gas production areas in the Mid-Continent region, which include the emerging STACK and SCOOP areas in the Anadarko Basin, the Cana-Woodford Shale, Woodford Shale, Springer Shale, Meramec, Granite Wash and Mississippian Lime formations, Hugoton Basin and Central Kansas Uplift Basin.

Demand - Demand for services is related directly to ONEOK Partners’ access to supply and the demand for natural gas by the markets that its natural gas pipelines and storage facilities serve. Demand is also affected by weather, the economy, natural gas price volatility and regulatory changes.

•	Weather - The effect of weather on its natural gas pipelines operations is discussed below under “Seasonality.”

•	Economy - The strength of the economy directly impacts manufacturing and industrial companies that consume natural gas.

•
Price volatility - Commodity price volatility can influence producers’ decisions related to the production of natural gas. ONEOK Partners’ pipeline customers, primarily natural gas and electric utilities, require natural gas to operate their businesses and generally are not impacted by location price differentials. However, narrower location price differentials may impact demand for the segment’s services from natural gas marketers as discussed below under “Commodity Prices.”

•
Regulatory - Demand for this segment’s services is also affected as coal-fired electric generators are retired and replaced with power generation from natural gas. EPA regulations on emissions from coal-fired electric-generation plants, including the Maximum Achievable Control Technology Standards and the Mercury and Air Toxics Standards, have increased the demand for natural gas as a fuel for electric generation, as well as related transportation and storage services. The demand for natural gas and related transportation and storage services is expected to increase over the next several years as these regulations continue to be implemented.

Commodity Prices - As a result of excess supplies of natural gas and the addition of natural gas infrastructure, the natural gas location and seasonal price differentials have remained narrow across the regions where ONEOK Partners operates. Although ONEOK Partners’ revenues are primarily fee-based, commodity prices can affect its results of operations.

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

To the extent that pipeline capacity is contracted under firm-service transportation agreements, revenue, which is generated primarily from fixed-fee charges, is not significantly impacted by seasonal throughput variations. However, when transportation agreements expire, seasonal demand may affect the value of firm-service transportation capacity.

Natural gas storage is necessary to balance the relatively steady natural gas supply with the seasonal demand of residential, commercial and electric-generation users. The majority of ONEOK Partners’ storage capacity is either contracted under firm-service agreements or is used for park-and-loan services. ONEOK Partners retains a portion of its storage capacity for operational purposes.

Competition - ONEOK Partners’ natural gas pipelines and storage facilities compete directly with other intrastate and interstate pipeline companies and other storage facilities. Competition among pipelines and natural gas storage facilities is based primarily on fees for services, quality and reliability of services provided, current and forward natural gas prices, proximity to natural gas supply areas and markets, and access to capital. Competition for natural gas transportation services continues to increase as new infrastructure projects are completed and the FERC and state regulatory bodies continue to encourage more competition in the natural gas markets. Regulatory bodies also are encouraging the use of natural gas for electric generation that has traditionally been fueled by coal. The combined cost of coal and the associated rail transportation continues to be competitive with the cost of natural gas; however, the clean-burning aspects of natural gas and abundance of supply make it an economically competitive and environmentally advantaged alternative. We believe that ONEOK Partners’ pipelines and storage assets compete effectively due to their strategic locations connecting supply areas to market centers and other pipelines.

Customers - ONEOK Partners’ natural gas pipeline assets primarily serve local natural gas distribution companies, electric-generation facilities, large industrial companies, municipalities, irrigation customers and marketing companies. Utility customers generally require ONEOK Partners’ services regardless of commodity prices. See discussion regarding ONEOK Partners’ customer credit risk under “Counterparty Credit Risk” in Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

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

SEGMENT FINANCIAL INFORMATION

Segment Adjusted EBITDA, Customers and Total Assets - See Note S of the Notes to Consolidated Financial Statements in this Annual Report for disclosure by segment of our adjusted EBITDA and total assets and for a discussion of revenues from external customers.

Other

Through ONEOK Leasing Company, L.L.C. and ONEOK Parking Company, L.L.C., we own a 17-story office building (ONEOK Plaza) with approximately 505,000 square feet of net rentable space and a parking garage in downtown Tulsa, Oklahoma, where our headquarters are located. ONEOK Leasing Company, L.L.C. leases excess office space to others and operates our headquarters office building. ONEOK Parking Company, L.L.C. owns and operates a parking garage adjacent to our headquarters.

REGULATORY, ENVIRONMENTAL AND SAFETY MATTERS

Environmental Matters - ONEOK Partners is subject to multiple historical preservation and environmental laws and/or regulations that affect many aspects of its present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetlands preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require ONEOK Partners to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits may expose ONEOK Partners to fines, penalties and/or interruptions in its operations that could be material to our results of operations. For example, if a leak or spill of hazardous substances or petroleum products occurs from pipelines or facilities that ONEOK Partners owns, operates or otherwise uses, ONEOK Partners could be held jointly and severally liable for all resulting liabilities, including response, investigation and cleanup costs, which could affect materially our results of operations and cash flows. In addition, emissions controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at ONEOK Partners’ facilities. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to ONEOK Partners.

Pipeline Safety - ONEOK Partners is subject to PHMSA regulations, including pipeline asset integrity-management regulations. The Pipeline Safety Improvement Act of 2002 requires pipeline companies operating high-pressure pipelines to perform integrity assessments on pipeline segments that pass through densely populated areas or near specifically designated high-consequence areas. In January 2012, The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (the 2011 Pipeline Safety Act) was signed into law. The law increased maximum penalties for violating federal pipeline safety regulations and directs the DOT and Secretary of Transportation to conduct further review or studies on issues that may or may not be material to ONEOK Partners. These issues include, but are not limited to, the following:

•	an evaluation on whether hazardous natural gas liquids and natural gas pipeline integrity-management requirements should be expanded beyond current high-consequence areas;

•	a review of all natural gas and hazardous natural gas liquids gathering pipeline exemptions;

•	a verification of records for pipelines in Class 3 and 4 locations and high-consequence areas to confirm maximum allowable operating pressures (MAOP); and

•	a requirement to test previously untested pipelines operating above 30 percent yield strength in high-consequence areas.

In October 2015, PHMSA issued a notice of proposed rule-making to its hazardous liquid pipeline safety regulations. Among other things, the proposed regulations would expand the current leak-detection requirements, apply new, more conservative repair criteria and establish timelines for inspecting pipeline facilities potentially affected by an extreme weather event or natural disaster. The proposal would also increase the stringency of integrity management program requirements and set deadlines for the use of internal inspection tools on certain systems. Comments on the proposed rule-making were due by January 2016. PHMSA has issued a prepublication version of the final rule, but it will not be effective until after it is published in the Federal Register. However, in January 2017, prior to publication of the order, the current administration issued a memorandum asking all agencies to immediately withdraw any proposed or final regulations that had been sent to the Office of the Federal Register but not yet published. It is unclear how this will impact the hazardous liquids pipeline safety regulations.

In March 2016, PHMSA issued a notice of proposed rule-making for gas transmission and gathering lines that would substantially revise that agency’s rules for construction, operation and maintenance of natural gas pipeline systems. PHMSA proposes to codify the “traceable, verifiable and complete” standard for records that it issued after a 2010 pipeline explosion in San Bruno, California. Other key changes would modify maximum allowable operating pressure requirements for all gas pipelines, revise several integrity management program requirements, expand the application of several integrity management programs to a newly defined class of “moderate consequence area,” increase corrosion control requirements and modify the regulation of gas gathering lines. Comments on the proposed rule-making were due in July 2016.

In December 2016, PHMSA issued an Interim Final Rule for underground natural gas storage facilities, subjecting these storage facilities to minimum federal safety standards for the first time. Under the Interim Final Rule, existing facilities must have appropriate operational, maintenance, integrity demonstration and verification, monitoring, threat and hazard identification, assessment, remediation, site security, emergency response and preparedness, and recordkeeping procedures in place, along with implementation plans and schedules, by January 2018. Comments are due in February 2017.

The potential capital and operating expenditures related to the referenced proposed regulations are unknown, but we do not anticipate a material impact to ONEOK Partners’ planned capital, operations and maintenance costs resulting from compliance with the current or pending regulations.

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

International, federal, regional and/or state legislative and/or regulatory initiatives may attempt to control or limit GHG emissions. ONEOK Partners monitors all relevant legislation and regulatory initiatives to assess the potential impact on its operations. The EPA’s Mandatory Greenhouse Gas Reporting Rule requires annual GHG emissions reporting from affected facilities and the carbon dioxide emission equivalents for the natural gas delivered by ONEOK Partners and the emission equivalents for all NGLs produced by ONEOK Partners as if all of these products were combusted, even if they are used otherwise.

ONEOK Partners’ 2015 total reported emissions were approximately 47.3 million metric tons of carbon dioxide equivalents. This total includes direct emissions from the combustion of fuel in ONEOK Partners’ equipment, such as compressor engines and heaters, as well as carbon dioxide equivalents from natural gas and NGL products delivered to customers and produced as if all such fuel and NGL products were combusted. The additional cost to gather and report this emission data did not have, and we do not expect it to have, a material impact on our results of operations, financial position or cash flows. In addition, Congress has considered, and may consider in the future, legislation to reduce GHG emissions, including carbon dioxide and methane. Likewise, the EPA may institute additional regulatory rule-making associated with GHG emissions from the oil and natural gas industry. At this time, no rule or legislation has been enacted that assesses any costs, fees or expenses on any of these emissions.

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

In September 2015, the EPA published several proposed rule-makings that affect the oil and gas industry. The rule-makings included, but were not limited to, proposed amendments to its existing New Source Performance Standards (NSPS) for the oil and gas industry. The proposed amendments to the NSPS rules included, in part, the proposed direct regulation of methane emissions for the first time as an individual air pollutant from new, modified or reconstructed oil and gas sources, as part of the President’s Methane Strategy. In June 2016, the final NSPS rule was published and became effective in August 2016. The final provisions of the NSPS rule include varied timelines for initial compliance, which run from the effective date. These compliance measures generally include additional capital and operating expenditures. We do not anticipate a material impact to ONEOK Partners’ planned capital, operations or maintenance costs resulting from compliance with the final rule.

In March 2016, the EPA announced a formal information collection request (ICR) process to require companies to provide information to assist in the development of comprehensive regulations to reduce methane emissions from existing oil and gas sources. The EPA published drafts of the ICR on June 3 and September 29 and issued the final ICR on November 10, 2016. The ICR consists of two parts. Part I is designed to obtain information from onshore oil and gas production facilities regarding the number and types of equipment at production facilities. Part 2 will collect detailed information on emissions sources and emissions control devices or practices in use at onshore production, gathering and boosting, processing, compression/transmission, pipeline, natural gas storage, and NGL storage and import/export facilities. ONEOK Partners is in the process of responding to the Part 2 ICR notices it received.

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

At this time we do not anticipate a material impact to ONEOK Partners’ planned capital, operations and maintenance costs resulting from compliance with the current or pending regulations and EPA actions outlined above. However, the EPA may issue additional regulations, responses, amendments and/or policy guidance, which could alter our present expectations.

Generally, the EPA rule-makings will require expenditures for updated emissions controls, monitoring and recordkeeping requirements at affected facilities.

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

Environmental Footprint - ONEOK Partners’ environmental and climate change actions focus on minimizing the impact of its operations on the environment. These actions include: (i) developing and maintaining an accurate GHG emissions inventory according to current rules issued by the EPA; (ii) improving the efficiency of its various pipelines, natural gas processing facilities and natural gas liquids fractionation facilities; (iii) following developing technologies for emissions control and the capture of carbon dioxide to keep it from reaching the atmosphere; and (iv) utilizing practices to reduce the loss of methane from its facilities.

ONEOK Partners participates in the EPA’s Natural Gas STAR Program to reduce voluntarily methane emissions. ONEOK Partners continues to focus on maintaining low rates of lost-and-unaccounted-for methane gas through expanded implementation of best practices to limit the release of natural gas during pipeline and facility maintenance and operations.

EMPLOYEES

At January 31, 2017, we employed 2,384 people.

EXECUTIVE OFFICERS

All executive officers are elected annually by our Board of Directors. Our executive officers listed below include the officers who have been designated by our Board of Directors as our Section 16 executive officers.

Name and Position	Age	Business Experience in Past Five Years
John W. Gibson	64	2014 to present	Chairman of the Board, ONEOK and ONEOK Partners
Chairman of the Board		2011 to 2014	Chairman and Chief Executive Officer, ONEOK and ONEOK Partners
Terry K. Spencer	57	2014 to present	President and Chief Executive Officer, ONEOK and ONEOK Partners
President and Chief Executive Officer		2014 to present	Member of the Board of Directors, ONEOK and ONEOK Partners
		2012 to 2014	President, ONEOK and ONEOK Partners
Robert F. Martinovich	59	2015 to present	Executive Vice President and Chief Administrative Officer, ONEOK and ONEOK Partners
Executive Vice President and Chief Administrative Officer		2014 to 2015	Executive Vice President, Commercial, ONEOK and ONEOK Partners
		2013 to 2014	Executive Vice President, Operations, ONEOK and ONEOK Partners
		2012	Executive Vice President, Chief Financial Officer and Treasurer, ONEOK and ONEOK Partners
		2011 to 2012	Member of the Board of Directors, ONEOK Partners
Walter S. Hulse III	53	2015 to present	Executive Vice President, Strategic Planning and Corporate Affairs, ONEOK and ONEOK Partners
Executive Vice President, Strategic Planning and Corporate Affairs		2012 to 2015	Managing Member, Spinnaker Strategic Advisory Services, LLC
Wesley J. Christensen	63	2014 to present	Senior Vice President, Operations, ONEOK and ONEOK Partners
Senior Vice President, Operations		2011 to 2014	Senior Vice President, Operations, ONEOK Partners
Stephen W. Lake	53	2012 to present	Senior Vice President, General Counsel and Assistant Secretary, ONEOK and ONEOK Partners
Senior Vice President, General Counsel and Assistant Secretary
Derek S. Reiners	45	2013 to present	Senior Vice President, Chief Financial Officer and Treasurer, ONEOK and ONEOK Partners
Senior Vice President, Chief Financial Officer and Treasurer		2009 to 2012	Senior Vice President and Chief Accounting Officer, ONEOK and ONEOK Partners
Sheppard F. Miers III	48	2013 to present	Vice President and Chief Accounting Officer, ONEOK and ONEOK Partners
Vice President and Chief Accounting Officer		2009 to 2012	Vice President and Controller, ONEOK Partners

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

ITEM 1A.    RISK FACTORS

Our investors should consider the following risks that could affect us and our business. Although we have tried to identify key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our financial performance. Risks related to ONEOK Partners’ business discussed below will also affect us indirectly as we are the sole general partner and, as of December 31, 2016, owned 41.2 percent of ONEOK Partners. Investors should carefully consider the following discussion of risks and the other information included or incorporated by reference in this Annual Report, including “Forward-Looking Statements,” which are included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RISKS RELATED TO THE MERGER TRANSACTION

The Merger Transaction is subject to conditions and may not be consummated even if the required ONEOK shareholder and ONEOK Partners unitholder approvals are obtained.

The Merger Transaction is subject to the satisfaction or waiver of certain conditions, including approval of the Merger Agreement by ONEOK Partners’ unitholders and approval of the issuance of ONEOK common stock in connection with the Merger Transaction by ONEOK shareholders, some of which are out of the control of ONEOK and ONEOK Partners. The Merger Agreement contains other conditions that, if not satisfied or waived, would result in the Merger Transaction not occurring, even though the ONEOK shareholders and the ONEOK Partners unitholders may have voted in favor of the Merger Transaction-related proposals presented to them. Satisfaction of some of these other conditions to the Merger Transaction is not entirely in the control of ONEOK or ONEOK Partners. In addition, ONEOK and ONEOK Partners can agree not to consummate the Merger Transaction even if all shareholder and unitholder approvals have been received. The closing conditions to the Merger Transaction may not be satisfied, and ONEOK and ONEOK Partners may choose not to, or may be unable to, waive an unsatisfied condition, which may cause the Merger Transaction not to occur.

The Merger Agreement contains certain termination rights for both ONEOK and ONEOK Partners, including, among others, (i) by ONEOK or ONEOK Partners, if the Merger Transaction is not consummated by September 30, 2017, (ii) by ONEOK, if the Board of Directors or the conflicts committee of ONEOK Partners GP takes certain actions with respect to its recommendation of the Merger prior to the ONEOK Partners’ unitholder meeting, and (iii) by ONEOK Partners, if a special committee of the ONEOK Board of Directors takes certain actions with respect to its recommendation of the issuance of ONEOK common stock in connection with the Merger Transaction prior to the ONEOK shareholder meeting. In the event of termination of the Merger Agreement under certain circumstances, we may be required to pay ONEOK Partners a termination fee in the form of a temporary reduction in incentive distributions (up to, in certain instances, $300 million) and, under other certain circumstances, ONEOK Partners may be required to pay us a termination fee (up to, in certain instances, $300 million in cash).

We and ONEOK Partners may incur substantial transaction-related costs in connection with the Merger Transaction.

We and ONEOK Partners expect to incur nonrecurring transaction-related costs associated with completing the Merger Transaction. Nonrecurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees, proxy solicitation costs and printing costs.

Failure to complete, or significant delays in completing, the Merger Transaction could negatively affect the trading price of our common stock and our future business and financial results.

Completion of the Merger Transaction is not assured and is subject to risks, including the risks that approval of the Merger Transaction by our shareholders or by any applicable governmental agencies or third parties is not obtained or that other closing conditions are not satisfied. If the Merger Transaction is not completed, or if there are significant delays in completing the Merger Transaction, the trading price of our common stock and our future business and financial results could be negatively affected, and we will be subject to several risks, including the following:

•	we and ONEOK Partners may be liable for damages to one another under the terms and conditions of the Merger Agreement;

•
negative reactions from the financial markets, including declines in the price of our common stock due to the fact that the current price may reflect a market assumption that the Merger Transaction will be completed;

•	having to pay certain significant costs relating to the Merger Transaction; and

•	the attention of management may have been diverted to the Merger Transaction rather than its own operations and pursuit of other opportunities that could have been beneficial to ONEOK.

We may not realize the benefits we expect from the Merger Transaction.

We believe that the Merger Transaction will, among other things, provide increased financial flexibility for execution of our strategic growth plan. However, our assessments and expectations regarding the anticipated benefits of the Merger Transaction may prove to be incorrect. Accordingly, there can be no assurance we will realize the anticipated benefits of the Merger Transaction.

We are subject to provisions that limit our ability to pursue alternatives to the Merger Transaction and could discourage a potential acquirer of ours that does not want the Merger Transaction completed from making a favorable alternative transaction proposal.

Under the Merger Agreement, we are restricted from soliciting any proposal for, or initiating discussions regarding, any acquisition transaction regarding ONEOK that is reasonably likely to impede or delay the closing of the Merger Transaction. Unless and until the Merger Agreement is terminated, subject to specified exceptions, we are restricted from, among other things, soliciting, initiating, knowingly facilitating, knowingly encouraging or knowingly inducing, any inquiry, proposal or offer for an acquisition proposal for ONEOK that is reasonably likely to impede or delay the closing of the Merger Transaction. These and other provisions in the Merger Agreement could discourage a third party that may have an interest in acquiring all or a significant part of ONEOK from considering or proposing that acquisition.

RISKS INHERENT IN ONEOK’S BUSINESS

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

As of December 31, 2016, we had total indebtedness of approximately $1.6 billion, which excludes the debt of ONEOK Partners. Our indebtedness could have significant consequences. For example, it could:

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

We are the sole general partner and owned 41.2 percent of ONEOK Partners as of December 31, 2016. Conflicts of interest may arise between us and ONEOK Partners and its unitholders. In resolving these conflicts, we may favor our own interests and the interests of our affiliates over the interests of ONEOK Partners and its unitholders as long as the resolution does not conflict with the Partnership Agreement or our fiduciary duties to ONEOK Partners and its unitholders.

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

RISKS INHERENT IN BOTH ONEOK AND ONEOK PARTNERS

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

We and ONEOK Partners utilize financial instruments to mitigate our exposure to interest-rate fluctuations. Hedging instruments that are used to reduce our exposure to interest-rate fluctuations could expose us to risk of financial loss, including where we may contract for variable-rate swap instruments to hedge fixed-rate instruments and the variable rate exceeds the fixed rate. In addition, these hedging arrangements may limit the benefit we would otherwise receive if we had contracted for fixed-rate swap agreements to hedge variable-rate instruments and the variable rate falls below the fixed rate.

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

A breach of information security, including a cybersecurity attack, or failure of one or more key information technology or operational systems, or those of third parties, may affect adversely our operations, financial results or reputation.

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

ADDITIONAL RISKS RELATED TO ONEOK PARTNERS’ BUSINESS

Risks related to ONEOK Partners’ business discussed below will also affect us as we are the sole general partner and, as of December 31, 2016, owned 41.2 percent of ONEOK Partners.

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

A significant portion of ONEOK Partners’ revenues are derived from the sale of commodities that are received as payment for natural gas gathering and processing services, for the transportation and storage of natural gas, and from the purchase and sale of NGLs and NGL products. Commodity prices have been volatile and are likely to continue to be so in the future. The prices ONEOK Partners receives for its commodities are subject to wide fluctuations in response to a variety of factors beyond ONEOK Partners’ control, including, but not limited to, the following:

•	overall domestic and global economic conditions;

•	relatively minor changes in the supply of, and demand for, domestic and foreign energy;

•	market uncertainty;

•	the availability and cost of third-party transportation, natural gas processing and fractionation capacity;

•	the level of consumer product demand and storage inventory levels;

•	ethane rejection;

•	geopolitical conditions impacting supply and demand for natural gas, NGLs and crude oil;

•	weather conditions;

•	domestic and foreign governmental regulations and taxes;

•	the price and availability of alternative fuels;

•	speculation in the commodity futures markets;

•	the effects of imports and exports on the price of natural gas, crude oil, NGL and liquefied natural gas;

•	the effect of worldwide energy-conservation measures;

•	the impact of new supplies, new pipelines, processing and fractionation facilities on location price differentials; and

•	technology and improved efficiency impacting supply and demand for natural gas, NGLs and crude oil.

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

If the level of drilling in the regions in which ONEOK Partners operates declines substantially near its assets, ONEOK Partners’ volumes and revenue could decline.

ONEOK Partners’ gathering and transportation pipeline systems are connected to, and dependent on the level of production from, natural gas and crude oil wells, from which production will naturally decline over time. As a result, its cash flows associated with these wells will also decline over time. In order to maintain or increase throughput levels on ONEOK Partners’ gathering and transportation pipeline systems and the asset utilization rates at its processing and fractionation plants, it must continually obtain new supplies. ONEOK Partners’ ability to maintain or expand its businesses depends largely on the level of drilling and production by third parties in the regions in which it operates. ONEOK Partners’ natural gas and NGL supply volumes may be impacted if producers curtail or redirect drilling and production activities. Drilling and production are impacted by factors beyond ONEOK Partners’ control, including:

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

ONEOK Partners is subject to the risk of loss resulting from nonpayment and/or nonperformance by ONEOK Partners’ customers or counterparties. ONEOK Partners’ customers or counterparties may experience rapid deterioration of their financial condition as a result of changing market conditions, commodity prices or financial difficulties that could impact their creditworthiness or ability to pay ONEOK Partners for its services. ONEOK Partners assesses the creditworthiness of its customers or counterparties and obtains collateral or contractual terms as it deems appropriate. ONEOK Partners cannot, however, predict to what extent its business may be impacted by deteriorating market or financial conditions, including possible declines in its customers’ and counterparties’ creditworthiness. The recent decline in commodity prices has negatively impacted the financial condition of certain customers and counterparties and further declines, a prolonged low commodity price environment or continued volatility could impact their ability to meet their financial obligations to ONEOK Partners. ONEOK Partners’ customers and counterparties may not perform or adhere to its existing or future contractual arrangements. To the extent ONEOK Partners’ customers and counterparties are in financial distress or commence bankruptcy proceedings, contracts with them may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code. If ONEOK Partners fails to assess adequately the creditworthiness of existing or future customers and counterparties, any material nonpayment or nonperformance by its customers and counterparties due to inability or unwillingness to perform or adhere to contractual arrangements could have a material adverse impact on ONEOK Partners’ business, results of operations, financial condition and ability to make cash distributions to its unitholders.

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

Some of ONEOK Partners’ nonregulated operations, which include the Natural Gas Gathering and Processing segment and much of the Natural Gas Liquids segment, have a higher level of risk than its regulated operations, which include a portion of the Natural Gas Pipelines segment and a portion of the Natural Gas Liquids segment. ONEOK Partners expects to continue investing in natural gas and natural gas liquids projects and other related projects, some or all of which may involve nonregulated businesses or assets. These projects could involve risks associated with operational factors, such as competition and dependence on certain suppliers and customers; and financial, economic and political factors, such as rapid and significant changes in commodity prices, the cost and availability of capital and counterparty risk, including the inability of a counterparty, customer or supplier to fulfill a contractual obligation.

Measurement adjustments on ONEOK Partners’ pipeline system may be affected materially by changes in estimation, type of commodity and other factors.

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

Certain of ONEOK Partners’ businesses are exposed to market risk and the impact of market fluctuations of natural gas, NGLs and crude oil prices. Market risk refers to the risk of loss of cash flows and future earnings arising from adverse changes in commodity prices. ONEOK Partners’ primary commodity price exposures arise from:

•	the value of the NGLs and natural gas sold under POP with fee contracts, of which it retains a portion of the sales proceeds;

•	the price differentials between the individual NGL products with respect to ONEOK Partners’ NGL transportation and fractionation agreements;

•	the location price differentials in the price of natural gas and NGLs with respect to ONEOK Partners’ natural gas and NGL transportation businesses;

•	the seasonal price differentials of natural gas and NGLs related to storage operations; and

•	the fuel costs and the value of the retained fuel in-kind in ONEOK Partners’ natural gas pipelines and storage operations.

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

ONEOK Partners utilizes financial instruments and physical forward transactions to mitigate its exposure to interest rate and commodity price fluctuations. Hedging instruments that are used to reduce ONEOK Partners’ exposure to interest-rate fluctuations could expose it to risk of financial loss where it may contract for variable-rate swap instruments to hedge fixed-rate instruments and the variable rate exceeds the fixed rate. In addition, these hedging arrangements may limit the benefit ONEOK Partners would otherwise receive if it had contracted for fixed-rate swap agreements to hedge variable-rate instruments and the variable rate falls below the fixed rate. Hedging arrangements that are used to reduce ONEOK Partners’ exposure to commodity price fluctuations limit the benefit it would otherwise receive if market prices for natural gas, crude oil and NGLs exceed the stated price in the hedge instrument for these commodities.

ONEOK Partners may not be able to develop and execute growth projects and acquire new assets, which could result in reduced cash distributions to its unitholders and to ONEOK.

ONEOK Partners’ primary business objectives are to generate cash flow sufficient to pay quarterly cash distributions to its unitholders and to increase its quarterly cash distributions over time. ONEOK Partners’ ability to maintain and grow its distributions to unitholders depends on the growth of its existing businesses and strategic acquisitions. ONEOK Partners’ ability to make strategic acquisitions and investments will depend on:

•	the extent to which acquisitions and investment opportunities become available;

•	ONEOK Partners’ success in bidding for the opportunities that do become available;

•	regulatory approval, if required, of the acquisitions or investments on favorable terms; and

•	ONEOK Partners’ access to capital, including its ability to use its equity in acquisitions or investments, and the terms upon which it obtains capital.

ONEOK Partners’ ability to develop and execute growth projects will depend on its ability to implement business development opportunities and finance such activities on economically acceptable terms.

If ONEOK Partners is unable to make strategic acquisitions and investments, integrate successfully businesses that it acquires with its existing business, or develop and execute its growth projects, its future growth will be limited, which could adversely impact ONEOK Partners’ results of operations and cash flows and, accordingly, result in reduced cash distributions over time.

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

Pipeline safety legislation that was signed into law in 2012, the 2011 Pipeline Safety Act, directed the Secretary of Transportation to promulgate new safety regulations for natural gas and hazardous liquids pipelines, including expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, testing to confirm the material strength of certain pipelines and operator verification of records confirming the maximum allowable pressure of certain gas transmission pipelines. The 2011 Pipeline Safety Act also increased the maximum penalty for violation of pipeline safety regulations from $100,000 to $200,000 per violation per day and also from $1 million to $2 million for a related series of violations.

The 2011 Pipeline Safety Act, the PIPES Act or rules implementing such acts could cause ONEOK Partners to incur capital and operating expenditures for pipeline replacements or repairs, additional monitoring equipment or more frequent inspections or testing of its pipeline facilities, preventive or mitigating measures and other tasks that could result in higher operating costs or capital expenditures as necessary to comply with such standards, which costs could be significant.

See further discussion in the “Regulatory, Environmental and Safety Matters” section.

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

Under current policy, the FERC permits interstate pipelines that are subject to cost of service regulation to include an income tax allowance when calculating their regulated rates. The FERC’s income tax allowance policy has been the subject of challenge, and ONEOK Partners cannot predict whether the FERC or a reviewing court will alter the existing policy. For example, on July 1, 2016, the U.S. Court of Appeals for the District of Columbia Circuit issued a decision that calls into question a decade of FERC policy and precedent permitting regulated companies organized as pass-through entities for income tax purposes to include an allowance for income taxes in their rates. The court has remanded the case to the FERC to allow it to have an opportunity to provide a reasoned basis for its decision on income tax allowances for partnership pipelines. The FERC has issued a Notice of Inquiry seeking comments on proposed methods to adjust FERC’s income tax policy. Comments are due in March 2017. If the FERC’s policy were to change and if the FERC were to disallow a substantial portion of ONEOK Partners’ pipelines’ income tax allowance, its regulated rates, and therefore ONEOK Partners’ revenues and ability to make quarterly cash distributions to its unitholders, could be adversely affected.

If ONEOK Partners were permitted to raise its tariff rates for a particular pipeline, there might be significant delay between the time the tariff rate increase is approved and the time that the rate increase actually goes into effect, which if delayed could further reduce ONEOK Partners’ cash flow. Furthermore, competition from other pipeline systems may prevent ONEOK Partners from raising its tariff rates even if regulatory agencies permit it to do so. The regulatory agencies that regulate ONEOK Partners’ systems periodically implement new rules, regulations and terms and conditions of services subject to their jurisdiction. New initiatives or orders may adversely affect the rates charged for ONEOK Partners’ services.

Finally, shippers may protest ONEOK Partners’ pipeline tariff filings, and the FERC and or state regulatory agency may investigate tariff rates. Further, the FERC may order refunds of amounts collected under newly filed rates that are determined by the FERC to be in excess of a just and reasonable level. In addition, shippers may challenge by complaint the lawfulness of tariff rates that have become final and effective. The FERC and/or state regulatory agencies also may investigate tariff rates absent shipper complaint. Any finding that approved rates exceed a just and reasonable level on the natural gas pipelines would take effect prospectively. In a complaint proceeding challenging natural gas liquids pipeline rates, if the FERC determines existing rates exceed a just and reasonable level, it could require the payment of reparations to complaining shippers for up to two years prior to the complaint. Any such action by the FERC or a comparable action by a state regulatory agency could affect adversely ONEOK Partners’ pipeline businesses’ ability to charge rates that would cover future increases in costs, or even to continue to collect rates that cover current costs, and provide for a reasonable return. ONEOK Partners’ can provide no assurance that its pipeline systems will be able to recover all of its costs through existing or future rates.

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

There is an inherent risk of incurring environmental costs and liabilities in ONEOK Partners’ business due to its handling of the products it gathers, transports, processes and stores, air emissions related to its operations, past industry operations and waste disposal practices, some of which may be material. Private parties, including the owners of properties through which ONEOK

Partners’ pipeline systems pass, may have the right to pursue legal actions to enforce compliance as well as to seek damages for noncompliance with environmental laws and regulations or for personal injury or property damage arising from ONEOK Partners’ operations. Some sites ONEOK Partners operates are located near current or former third-party hydrocarbon storage and processing operations, and there is a risk that contamination has migrated from those sites to ONEOK Partners’ sites. In addition, increasingly strict laws, regulations and enforcement policies could increase significantly ONEOK Partners’ compliance costs and the cost of any remediation that may become necessary, some of which may be material. Additional information is included under Item 1, Business under “Regulatory, Environmental and Safety Matters” and in Note P of the Notes to Consolidated Financial Statements in this Annual Report.

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

ONEOK Partners may be subject to physical and financial risks associated with climate change.

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

The demand for natural gas and for certain of ONEOK Partners’ businesses’ NGL products, such as propane, is weather sensitive and seasonal, with a portion of revenues derived from sales for heating during the winter months. Weather conditions influence directly the volume of, among other things, natural gas and propane delivered to customers. Deviations in weather from normal levels and the seasonal nature of certain of ONEOK Partners’ businesses can create variations in earnings and short-term cash requirements.

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

In the competition for customers, ONEOK Partners may have significant levels of excess capacity on its natural gas and natural gas liquids pipelines, processing, fractionation and storage assets.

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

ONEOK Partners’ senior unsecured long-term debt and commercial paper program have been assigned an investment-grade credit rating of “Baa2” and Prime-2, respectively, by Moody’s and “BBB” and A-2, respectively, by S&P. In February 2017, in conjunction with the announcement of the Merger Transaction with ONEOK Partners described in Note B of the Notes to Consolidated Financial Statements in this Annual Report, S&P affirmed ONEOK Partners’ ratings and outlook and Moody’s placed ONEOK Partners’ credit ratings under review for a downgrade. We cannot provide assurance that any of its current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant. Specifically, if Moody’s or S&P were to downgrade ONEOK Partners’ long-term debt or commercial paper rating, particularly below investment grade, its borrowing costs would increase, which would affect adversely its financial results, and its potential pool of investors and funding sources could decrease. Ratings from credit agencies are not recommendations to buy, sell or hold ONEOK Partners’ securities. Each rating should be evaluated independently of any other rating.

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

As of December 31, 2016, ONEOK Partners had total indebtedness of approximately $7.9 billion. Its indebtedness could have significant consequences. For example, it could:

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

Borrowings under the ONEOK Partners Credit Agreement and its senior notes are nonrecourse to ONEOK, and ONEOK does not guarantee the debt, commercial paper or other similar commitments of ONEOK Partners. Following the completion of the Merger Transaction, we and ONEOK Partners expect to enter into a cross guarantee agreement whereby each party to the agreement unconditionally guarantees and becomes liable for the indebtedness of each other party to the agreement.

ONEOK Partners has adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, and such a challenge could affect adversely the value of ONEOK Partners’ common units.

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

A successful IRS challenge to these methods or allocations could affect adversely the amount, character and timing of taxable income or loss being allocated to ONEOK Partners’ unitholders. It also could affect the amount of gain from ONEOK Partners unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to ONEOK Partners unitholders’ tax returns without the benefit of additional deductions.

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

Increased regulation of exploration and production activities, including hydraulic fracturing and disposal of waste water, could result in reductions or delays in drilling and completing new oil and natural gas wells, which could impact adversely ONEOK Partners’ revenues by decreasing the volumes of unprocessed natural gas and NGLs transported on its or its joint ventures’ natural gas and natural gas liquids pipelines.

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

ONEOK Partners’ operating cash flow is derived partially from cash distributions it receives from its unconsolidated affiliates, as discussed in Note N of the Notes to Consolidated Financial Statements. The amount of cash that ONEOK Partners’ unconsolidated affiliates can distribute principally depends upon the amount of cash flow these affiliates generate from their respective operations, which may fluctuate from quarter to quarter. ONEOK Partners does not have any direct control over the cash distribution policies of its unconsolidated affiliates. This lack of control may contribute to ONEOK Partners’ not having sufficient available cash each quarter to continue paying distributions at its current levels.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

A description of our and ONEOK Partners’ properties is included in Item 1, Business.

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

On April 10, 2013, the United States Court of Appeals for the Ninth Circuit reversed the summary judgments that had been granted in favor of ONEOK, OESC and other unaffiliated defendants in the following cases: Reorganized FLI, Learjet, Arandell, Heartland and NewPage. The Ninth Circuit also reversed the summary judgment that had been granted in favor of OESC on all state law claims asserted in the Sinclair case. On April 21, 2015, the United States Supreme Court affirmed the decision of the Ninth Circuit. The cases were remanded back to the trial court (the United States District Court for the District of Nevada) for further proceedings.

In November 2016, we settled the claims alleged against us and our affiliate OESC in Reorganized FLI. The amount we paid to settle this case is not material to our results of operations, financial position or cash flows and was paid with cash on hand.

In November 2016, we entered into an agreement to settle the claims alleged against us and our affiliates, OESC and Kansas Gas Marketing Company, in the following cases: Learjet, Arandell, Heartland and NewPage. Our settlement of these cases is pending final approval by the court in MDL-1566. The amount we agreed to pay to settle these cases is not material to our results of operations, financial position or cash flows and is expected to be paid with cash on hand.

The above settlements do not apply to the Sinclair case. We expect that future charges, if any, from the ultimate resolution of this matter will not be material to our results of operations, financial position or cash flows.

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

MARKET INFORMATION AND HOLDERS

Our common stock is listed on the NYSE under the trading symbol “OKE.” The corporate name ONEOK is used in newspaper stock listings. The following table sets forth the high and low closing prices of our common stock for the periods indicated:

	Year Ended December 31, 2016		Year Ended December 31, 2015
	High	Low	High	Low
First Quarter	$30.82	$19.62	$49.92	$40.23
Second Quarter	$47.45	$28.37	$51.07	$38.83
Third Quarter	$51.39	$42.99	$41.40	$30.86
Fourth Quarter	$59.03	$46.44	$39.58	$18.93

At February 21, 2017, there were 13,792 holders of record of our 210,757,806 outstanding shares of common stock.

DIVIDENDS

The following table sets forth the quarterly dividends declared and paid per share of our common stock during the periods indicated:

	Years Ended December 31,
	2016	2015	2014
First Quarter	$0.615	$0.605	$0.40
Second Quarter	0.615	0.605	0.56
Third Quarter	0.615	0.605	0.575
Fourth Quarter	0.615	0.615	0.59
Total	$2.46	$2.43	$2.125

In January 2017, we declared a dividend of $0.615 per share ($2.46 per share on an annualized basis), which was paid on February 14, 2017, to shareholders of record as of January 30, 2017.

EMPLOYEE STOCK AWARD PROGRAM

Under our Employee Stock Award Program, we issued, for no monetary consideration, to all eligible employees one share of our common stock when the per-share closing price of our common stock on the NYSE was for the first time at or above $13 per share, and one additional share of common stock when the per-share closing price of our common stock on the NYSE was at or above each one dollar increment above $13. No shares were issued to employees under this program during 2016 and 2015. Shares issued to employees under this program during 2014 totaled 49,864, and compensation expense related to the Employee Stock Award Plan was $2.1 million.

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

PERFORMANCE GRAPH

The following performance graph compares the performance of our common stock with the S&P 500 Index, the Alerian MLP Index and a ONEOK Peer Group during the period beginning on December 31, 2011, and ending on December 31, 2016.

The graph assumes a $100 investment in our common stock and in each of the indices at the beginning of the period and a reinvestment of dividends paid on such investments throughout the period.

Value of $100 Investment, Assuming Reinvestment of Dividends,
at December 31, 2011, and at the End of Every Year Through December 31, 2016,
in ONEOK, Inc., the S&P 500 Index, the Alerian MLP Index and a ONEOK Peer Group

$250
$200
$150
$100
$50
$0
12/11
12/12
12/13
12/14
12/15
12/16
ONEOK, Inc.
S&P 500 Index
2016 OKE Peer Group
Alerian MLP Index

	Cumulative Total Return
	Years Ended December 31,
	2012	2013	2014	2015	2016

ONEOK, Inc.	$101.54	$151.99	$143.88	$75.67	$188.35
S&P 500 Index	$115.98	$153.51	$174.47	$176.88	$197.98
ONEOK Peer Group (a)	$103.93	$148.30	$165.59	$103.95	$142.22
Alerian MLP Index (b)	$104.83	$133.76	$140.13	$94.56	$111.69
(a) - The ONEOK Peer Group is comprised of the following companies: Boardwalk Pipeline Partners, LP; Buckeye Partners L.P.; DCP Midstream Partners, L.P; Enbridge Energy Partners, L.P; Energy Transfer Partners, L.P; EnLink Midstream Partners, L.P; EQT Corporation; Magellan Midstream Partners, L.P; National Fuel Gas Company; NuStar Energy L.P.; Plains All American Pipeline, L.P.; Spectra Energy Corp.; Targa Resources Corp.; and The Williams Companies, Inc.
(b) - The Alerian MLP Index measures the composite performance of more than 40 of the most prominent energy master limited partnerships.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for each of the periods indicated:

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(Millions of dollars except per share amounts)
Revenues	$8,920.9	$7,763.2	$12,195.1	$11,871.9	$10,184.1
Income from continuing operations	$745.6	$385.3	$668.7	$589.1	$677.7
Income from continuing operations attributable to ONEOK	$354.1	$251.1	$319.7	$278.7	$294.8
Net income attributable to ONEOK	$352.0	$245.0	$314.1	$266.5	$360.6
Total assets	$16,138.8	$15,446.1	$15,261.8	$17,692.2	$15,857.1
Long-term debt, including current maturities	$8,330.6	$8,434.2	$7,160.8	$7,715.0	$6,480.8
Earnings per share - continuing operations
Basic	$1.68	$1.19	$1.53	$1.35	$1.43
Diluted	$1.67	$1.19	$1.52	$1.33	$1.40
Earnings per share - total
Basic	$1.67	$1.17	$1.50	$1.29	$1.75
Diluted	$1.66	$1.16	$1.49	$1.27	$1.71
Dividends declared per common share	$2.46	$2.43	$2.125	$1.48	$1.27

ONEOK Partners recorded noncash impairment charges of $264.3 million and $76.4 million in 2015 and 2014, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Item 1, Business, our audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements in this Annual Report.

RECENT DEVELOPMENTS

On January 31, 2017, we and ONEOK Partners entered into the Merger Agreement, by and among ONEOK, Merger Sub, ONEOK Partners and ONEOK Partners GP, the general partner of ONEOK Partners, pursuant to which we will acquire all of the outstanding common units representing limited partner interests in ONEOK Partners not already directly or indirectly owned by us. Upon the terms and conditions set forth in the Merger Agreement, Merger Sub will be merged with and into ONEOK Partners, with ONEOK Partners continuing as the surviving entity and as a wholly owned subsidiary of ours, in a taxable transaction to ONEOK Partners’ unitholders. For additional information on this transaction, see Note B of the Notes to Consolidated Financial Statements in this Annual Report.

ONEOK and its subsidiaries own all of the general partner interest and certain limited partner interests, which, together, represented a 41.2 percent ownership interest at December 31, 2016, in ONEOK Partners, one of the largest publicly traded master limited partnerships. ONEOK Partners operates predominantly fee-based businesses in each of its three reportable segments, and its consolidated earnings were approximately 88 percent fee-based in 2016. We continue to expect demand for midstream services and infrastructure development to be primarily driven by producers who need to connect production with end-use markets where current infrastructure is insufficient or nonexistent. We also expect additional demand for ONEOK Partners’ services to support increased demand for NGL products from the petrochemical industry and NGL exporters and increased demand for natural gas from power plants previously fueled by coal and natural gas exports to Mexico.

STACK and SCOOP Opportunity - We expect each of the business segments to benefit from increasing producer activity in the Mid-Continent from the highly productive STACK and SCOOP areas, where there was an increase in producer activity in late 2016, which we expect to continue in 2017. ONEOK Partners has a strong presence in the region, with the Natural Gas Liquids segment’s gathering system serving as a primary NGL takeaway provider through connections to more than 100 third-party natural gas processing plants, the Natural Gas Gathering and Processing segment’s substantial acreage dedications in some of the most productive areas and the Natural Gas Pipelines segment’s broad footprint. As producers continue to develop the STACK and SCOOP areas, we expect natural gas and NGL volumes to increase in 2017, compared with 2016 volumes, and increased demand for ONEOK Partners’ services from producers that need incremental takeaway capacity for natural gas and NGLs out of the region.

Ethane Opportunity - Ethane rejection levels by natural gas processors delivering to ONEOK Partners’ natural gas liquids gathering system have continued to fluctuate and averaged approximately 175 MBbl/d during 2016, primarily in the Mid-Continent region. We expect ethane rejection levels to continue to fluctuate in 2017 as the market begins to balance ethane supply and demand and with changes in the price differentials between ethane and natural gas. We expect ethane recovery levels to increase as ethylene producers and NGL exporters increase their capacity to consume and export additional ethane feedstock volumes. Ethane demand is expected to ramp up as new world-scale ethylene production projects, petrochemical plant modifications, plant expansions and export facilities near completion and begin coming on line in 2017. We expect increases in future ethane recoveries to have a favorable impact on ONEOK Partners’ financial results, beginning primarily in the second half of 2017.

Growth Projects - ONEOK Partners completed its Bear Creek natural gas processing plant and related infrastructure projects in August 2016. These projects expand ONEOK Partners’ natural gas gathering and processing and natural gas liquids gathering infrastructure in the Williston Basin to capture natural gas from new wells and natural gas previously flared by producers. In the Natural Gas Pipelines segment, Phase I of the Roadrunner pipeline was completed in March 2016. Phase II of the Roadrunner pipeline and the WesTex pipeline expansion project were completed in October 2016, ahead of original schedule and below cost estimates. The Roadrunner pipeline transports natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas, and together with ONEOK Partners’ WesTex intrastate natural gas transmission pipeline, creates a platform for future opportunities to deliver natural gas supply to Mexico. The execution of these capital investments aligns with ONEOK Partners’ strategy to generate consistent growth and sustainable earnings through long-term fee-based projects. ONEOK Partners’ contractual commitments from crude oil and natural gas producers, natural gas processors and electric generators are expected to provide incremental cash flows and long-term fee-based earnings.

Change in Presentation of Financial Results - Our chief operating decision-maker reviews the financial performance of each of ONEOK Partners’ three segments, as well as our financial performance, on a regular basis. Beginning in 2016, adjusted EBITDA by segment is utilized in this evaluation. We believe this financial measure is useful to investors because it and similar measures are used by many companies in our industry as a measurement of financial performance and are commonly employed by financial analysts and others to evaluate our financial performance and to compare financial performance among companies in our industry. See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Dividends/Distributions - During 2016, we paid dividends totaling $2.46 per share, which is an increase from the $2.43 per share paid in 2015. We declared a quarterly dividend of $0.615 per share ($2.46 per share on an annualized basis) in January 2017, which is unchanged from the quarterly dividend declared in January 2016. ONEOK Partners’ structure as a master limited partnership requires it to pay out all of its available cash, as defined in the Partnership Agreement, in distributions to its unitholders. During 2016, ONEOK Partners paid cash distributions of $3.16 per unit, which is unchanged from 2015. ONEOK Partners paid total cash distributions to us in 2016 of $790.0 million, which includes $361.2 million from our limited-partner interest and $428.8 million from our general-partner interest, which includes our incentive distribution rights. ONEOK Partners paid a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) for the fourth quarter 2016.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected consolidated financial results for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
Financial Results	2016	2015	2014	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues
Commodity sales	$6,858.5	$6,098.3	$10,725.0	$760.2	12%	$(4,626.7)	(43)%
Services	2,062.4	1,665.0	1,470.1	397.4	24%	194.9	13%
Total revenues	8,920.9	7,763.3	12,195.1	1,157.6	15%	(4,431.8)	(36)%
Cost of sales and fuel (exclusive of items shown separately below)	6,496.1	5,641.1	10,088.5	855.0	15%	(4,447.4)	(44)%
Operating costs	757.1	693.3	674.9	63.8	9%	18.4	3%
Depreciation and amortization	391.6	354.6	294.7	37.0	10%	59.9	20%
Impairment of long-lived assets	—	83.7	—	(83.7)	(100)%	83.7	*
Gain on sale of assets	(9.6)	(5.6)	(6.6)	4.0	71%	(1.0)	(15)%
Operating income	$1,285.7	$996.2	$1,143.6	$289.5	29%	$(147.4)	(13)%
Equity in net earnings from investments	$139.7	$125.3	$117.4	$14.4	11%	$7.9	7%
Impairment of equity investments	$—	$(180.6)	$(76.4)	$(180.6)	(100)%	$104.2	*
Interest expense, net of capitalized earnings	$(469.7)	$(416.8)	$(356.2)	$52.9	13%	$60.6	17%
Income from continuing operations	$745.6	$385.3	$668.7	$360.3	94%	$(283.4)	(42)%
Income (loss) from discontinued operations, net of tax	$(2.1)	$(6.1)	$(5.6)	$4.0	66%	$(0.5)	(9)%
Net income attributable to noncontrolling interests	$391.5	$134.2	$349.0	$257.3	*	$(214.8)	(62)%
Net income attributable to ONEOK	$352.0	$245.0	$314.1	$107.0	44%	$(69.1)	(22)%
Adjusted EBITDA	$1,828.7	$1,560.3	$1,526.8	$268.4	17%	$33.5	2%
Capital expenditures	$624.6	$1,188.3	$1,779.2	$(563.7)	(47)%	$(590.9)	(33)%
* Percentage change is greater than 100 percent or is not meaningful.
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Due to the nature of ONEOK Partners’ contracts, changes in commodity prices and sales volumes affect both commodity sales and cost of sales and fuel in our Consolidated Statements of Income and therefore the impact is largely offset between the two line items.

2016 vs. 2015 - Operating income increased due primarily to higher natural gas and NGL volumes from completed capital-growth projects in the Natural Gas Gathering and Processing and Natural Gas Liquids segments and new plant connections and increased ethane recovery in the Natural Gas Liquids segment, higher fees resulting from contract restructuring in the Natural Gas Gathering and Processing segment and higher firm demand charge volumes contracted in the Natural Gas Pipelines segment. These increases were offset partially by lower net realized NGL and natural gas prices in the Natural Gas Gathering and Processing segment, higher depreciation expense due to projects completed in 2016 and 2015, higher labor costs associated with the growth of operations in the Natural Gas Gathering and Processing segment and higher employee-related costs associated with incentive and medical benefit plans and noncash expenses of a share-based deferred compensation plan due primarily to the increase of ONEOK’s share price in 2016.

Equity in net earnings from investments increased due primarily to higher volumes delivered to Overland Pass Pipeline from ONEOK Partners’ Bakken NGL Pipeline and higher firm transportation revenues on Northern Border Pipeline and Roadrunner, offset partially by lower equity earnings from ONEOK Partners’ Powder River Basin equity investments.

Interest expense increased primarily as a result of higher interest costs incurred associated with our $500 million debt issuance in August 2015 and lower capitalized interest due to lower spending on capital-growth projects.

Net income attributable to noncontrolling interests, which reflects primarily the portion of ONEOK Partners that we do not own, increased in 2016, compared with 2015, due primarily to higher earnings at ONEOK Partners, including noncash impairment charges in 2015 discussed below.

Adjusted EBITDA increased due primarily to higher natural gas and NGL volumes from completed capital-growth projects in the Natural Gas Gathering and Processing and Natural Gas Liquids segments and new plant connections and increased ethane recovery in the Natural Gas Liquids segment, higher fees resulting from contract restructuring in the Natural Gas Gathering and Processing segment and higher firm demand charge volumes contracted in the Natural Gas Pipelines segment. These increases were offset partially by lower net realized NGL and natural gas prices in the Natural Gas Gathering and Processing segment, higher labor costs associated with the growth of operations in the Natural Gas Gathering and Processing segment and higher employee-related costs associated with incentive and medical benefit plans.

Capital expenditures decreased due to projects placed in service in 2016 and 2015, spending reductions to align with customer needs and lower well connect activities in the Natural Gas Gathering and Processing segment due to a reduction in drilling and completion activity.

2015 vs. 2014 - Operating income decreased due to the sharp decline in commodity prices that began in the fourth quarter 2014 and continued throughout 2015. ONEOK Partners experienced higher propane and natural gas prices, as well as wider NGL location and product price differentials in the first quarter 2014 as a result of unusually high weather-related seasonal demand. The impact from the price decrease was offset partially by the increase in higher gathered and processed volumes in the Natural Gas Gathering and Processing segment and higher NGL volumes transported on gathering lines and fractionated in the Natural Gas Liquids segment. Operating costs and depreciation and amortization expense increased due primarily to the growth of operations related to the completed capital-growth projects, including acquisitions, in the Natural Gas Gathering and Processing and Natural Gas Liquids segments. This increase was offset partially by decreased operating costs due to lower rates charged by service providers.

Equity in net earnings from investments increased due primarily to higher volumes in 2015 delivered to Overland Pass Pipeline from the Bakken NGL Pipeline in the Natural Gas Liquids segment.

Interest expense increased primarily as a result of higher interest costs incurred associated with ONEOK Partners’ issuance of $800 million of senior notes in March 2015, higher interest rates on short-term borrowings, lower capitalized interest due to capital-growth projects completed and placed in service in 2014, and higher interest costs incurred associated with our $500 million debt issuance in August 2015.

Income from continuing operations decreased in 2015, compared with 2014, due primarily to the factors discussed above and a $26.4 million net reduction in deferred income tax expense in the first quarter 2014 as a result of the separation of our former natural gas distribution business and the wind down of the energy services business.

Net income attributable to noncontrolling interests, which reflects primarily the portion of ONEOK Partners that we do not own, decreased in 2015, compared with 2014, due primarily to lower earnings at ONEOK Partners, including the noncash impairment charges discussed below.

Capital expenditures decreased due to the completion of several large capital-growth projects in 2014, suspension of several projects and the timing of expenditures in 2015 for ONEOK Partners’ capital-growth projects. Cash paid for acquisitions in 2014 related primarily to the West Texas LPG acquisition for approximately $800 million.

Adjusted EBITDA was relatively unchanged due to higher gathered and processed volumes in the Natural Gas Gathering and Processing segment and higher NGL volumes transported on gathering lines and fractionated in the Natural Gas Liquids segment and higher equity in net earnings from investments due primarily to higher volumes in 2015 delivered to Overland Pass Pipeline from the Bakken NGL Pipeline in the Natural Gas Liquids segment, offset partially by the sharp decline in commodity prices discussed above and higher operating costs due primarily to ad valorem taxes, outside services and employee-related costs resulting from the growth of operations.

ONEOK Partners recorded $264.3 million and $76.4 million of noncash impairment charges, primarily related to its long-lived assets and equity investments in the dry natural gas area of the Powder River Basin in 2015 and 2014, respectively.

Additional information regarding the financial results and operating information is provided in the following discussion for each of the segments.

Natural Gas Gathering and Processing

Growth Projects - The Natural Gas Gathering and Processing segment is investing in growth projects in NGL-rich areas, including the Bakken Shale and Three Forks formations in the Williston Basin and the STACK and SCOOP areas of the Anadarko Basin, that ONEOK Partners expects will enable it to meet the needs of crude oil and natural gas producers in those areas. Nearly all of the new natural gas production is from horizontally drilled wells in nonconventional resource areas. These wells tend to produce volumes at higher initial production rates resulting generally in higher initial decline rates than conventional vertical wells; however, the decline rates flatten out over time. These wells are expected to have long productive lives.

In 2015 and 2016, ONEOK Partners completed the following projects:

Completed Projects	Location	Capacity	Approximate Costs (a)	Completion Date
			(In millions)
Rocky Mountain Region
Lonesome Creek processing plant and infrastructure	Williston Basin	200 MMcf/d	$600	November 2015
Sage Creek infrastructure	Powder River Basin	Various	$35	December 2015
Natural gas compression	Williston Basin	100 MMcf/d	$75	December 2015
Bear Creek processing plant and infrastructure	Williston Basin	80 MMcf/d	$240	August 2016
Stateline de-ethanizers	Williston Basin	26 MBbl/d	$85	September 2016
(a) Excludes capitalized interest.

For a discussion of ONEOK Partners’ capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for the Natural Gas Gathering and Processing segment for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
Financial Results	2016	2015	2014	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL sales	$586.0	$554.3	$1,434.4	$31.7	6%	$(880.1)	(61)%
Condensate sales	58.3	55.1	110.8	3.2	6%	(55.7)	(50)%
Residue natural gas sales	690.6	839.5	1,140.5	(148.9)	(18)%	(301.0)	(26)%
Gathering, compression, dehydration and processing fees and other revenue	716.7	388.2	281.9	328.5	85%	106.3	38%
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(1,331.5)	(1,265.6)	(2,305.7)	65.9	5%	(1,040.1)	(45)%
Operating costs	(285.6)	(272.4)	(257.7)	13.2	5%	14.7	6%
Equity in net earnings from investments	10.7	17.9	20.3	(7.2)	(40)%	(2.4)	(12)%
Other	1.6	1.6	0.7	—	—%	0.9	*
Adjusted EBITDA	$446.8	$318.6	$425.2	$128.2	40%	$(106.6)	(25)%
Impairment of equity investments	$—	$(180.6)	$(76.4)	$(180.6)	100%	$104.2	*
Capital expenditures	$410.5	$887.9	$898.9	$(477.4)	(54)%	$(11.0)	(1)%
* Percentage change is greater than 100 percent.
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Due to the nature of ONEOK Partners’ contracts, changes in commodity prices and sales volumes affect commodity sales and cost of sales and fuel and therefore the impact is largely offset between these line items.

2016 vs. 2015 - Adjusted EBITDA increased $128.2 million, primarily as a result of the following:

•
an increase of $144.3 million due primarily to restructured contracts resulting in higher fee revenues from increased average fee rates, offset partially by a lower percentage of proceeds retained from the sale of commodities under POP with fee contracts;

•
an increase of $92.2 million due primarily to natural gas volume growth in the Rocky Mountain region, offset partially by volume declines in the Mid-Continent region and the impact of weather in the Williston Basin in December 2016; and

•	an increase of $8.0 million due to contract settlements; offset partially by

•	a decrease of $91.9 million due primarily to lower net realized NGL and natural gas prices;

•
an increase of $13.2 million in operating costs due primarily to increased labor related to the growth of operations resulting from completed capital-growth projects and higher employee-related costs associated with incentive and medical benefit plans;

•	a decrease of $7.2 million due to lower equity earnings primarily related to ONEOK Partners’ Powder River Basin equity investments; and

•	a decrease of $4.0 million due primarily to increased ethane recovery to maintain downstream NGL product specifications.

Capital expenditures decreased due to projects placed in service, spending reductions to align with customer needs and lower well connect activities due to a reduction in drilling and completion activity.

See “Capital Expenditures” in “Liquidity and Capital Resources” for additional detail of ONEOK Partners’ projected capital expenditures.

2015 vs. 2014 - Adjusted EBITDA decreased $106.6 million, primarily as a result of the following:

•	a decrease of $209.7 million due primarily to lower net realized NGL, natural gas and condensate prices;

•
an increase of $14.7 million in operating costs due primarily to higher outside service costs, ad valorem taxes and employee-related costs due to higher labor and employee benefit costs resulting from the growth of operations, offset partially by a decrease in materials and supplies due primarily to lower chemical costs; and

•	a decrease of $10.4 million due primarily to increased ethane recovery to maintain downstream NGL product specifications; offset partially by

•
an increase of $91.6 million due primarily to restructured contracts resulting in higher average fee rates and a lower percentage of proceeds retained from the sale of commodities under POP with fee contracts; and

•
an increase of $38.1 million due primarily to natural gas volume growth in the Rocky Mountain region, offset partially by unplanned operational outages in the Rocky Mountain region and decreased natural gas volumes in the Mid Continent region.

Capital expenditures decreased due primarily to the timing of ONEOK Partners’ growth projects and spending reductions to align with customer needs.

ONEOK Partners recorded $254.3 million and $76.4 million of noncash impairment charges primarily related to its long-lived assets and equity investments in the dry natural gas area of the Powder River Basin in 2015 and 2014, respectively. See additional discussion in “Impairment Charges” below.

	Years Ended December 31,
Operating Information (a)	2016	2015	2014
Natural gas gathered (BBtu/d)	2,034	1,932	1,733
Natural gas processed (BBtu/d) (b)	1,882	1,687	1,534
NGL sales (MBbl/d)	156	129	104
Residue natural gas sales (BBtu/d)	865	853	714
Realized composite NGL net sales price ($/gallon) (c) (d)	$0.23	$0.34	$0.93
Realized condensate net sales price ($/Bbl) (c) (e)	$38.31	$37.81	$76.43
Realized residue natural gas net sales price ($/MMBtu) (c) (e)	$2.80	$3.64	$3.92
Average fee rate ($MMBtu)	$0.76	$0.44	$0.36
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.
(c) - Includes the impact of hedging activities on ONEOK Partners’ equity volumes.
(d) - Net of transportation and fractionation costs.
(e) - Net of transportation costs.

Natural gas gathered and processed, NGL sales and residue natural gas sales increased in 2016, compared with 2015, due to the completion of capital-growth projects in the Rocky Mountain region, offset partially by natural gas volume declines in the Mid-

Continent region due to natural production declines on existing wells, delays in completion of several multi-well pads and the impact of weather in the Williston Basin in December 2016. Natural gas gathered and processed, NGL sales and residue natural gas sales increased in 2015, compared with 2014, due to the completion of growth projects in the Rocky Mountain region, offset partially by unplanned outages in the Rocky Mountain region during the third quarter and natural gas volume declines in the Mid Continent region due to natural production declines.

The quantity and composition of NGLs and natural gas have varied as new plants were placed in service and to ensure natural gas and natural gas liquids pipeline specifications were met. Beginning in June 2015, ONEOK Partners reduced the level of ethane rejection in the Rocky Mountain region to address downstream NGL product specifications.

	Years Ended December 31,
Equity Volume Information (a)	2016	2015	2014

NGL sales (MBbl/d)	14.6	20.9	16.5
Condensate sales (MBbl/d)	2.4	2.8	3.1
Residue natural gas sales (BBtu/d)	80.0	136.2	118.2
(a) - Includes volumes for consolidated entities only.

Equity volumes decreased in 2016 as a result of ONEOK Partners’ contract restructuring efforts. As contracts are renewed or restructured, ONEOK Partners has generally increased the fee component and lowered the percentage of proceeds that it retains from the sale of commodities.

Commodity Price Risk - See discussion regarding ONEOK Partners’ commodity price risk under “Commodity Price Risk” in Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

Impairment Charges - Due to the continued and greater than expected decline in volumes gathered in the dry natural gas area of the Powder River Basin, ONEOK Partners evaluated its long-lived assets and equity investments in this area in 2015 and made the decision to cease operations of its wholly owned coal-bed methane natural gas gathering system in 2016. This resulted in a $63.5 million noncash impairment charge to ONEOK Partners’ long-lived assets in 2015. Bighorn Gas Gathering, in which ONEOK Partners owns a 49 percent equity interest, and Fort Union Gas Gathering, in which ONEOK Partners owns a 37 percent equity interest, were both partially supplied with volumes from ONEOK Partners’ wholly owned coal-bed methane natural gas gathering system. ONEOK Partners also owns a 35 percent equity interest in Lost Creek Gathering Company, which also is located in a dry natural gas area. ONEOK Partners reviewed its Bighorn Gas Gathering, Fort Union Gas Gathering and Lost Creek Gathering Company equity investments and recorded noncash impairment charges of $180.6 million in 2015. The remaining net book value of ONEOK Partners’ equity investments in this dry natural gas area is $31.1 million as of December 31, 2016.

In 2015, ONEOK Partners also recorded a noncash impairment charge of $10.2 million related to a previously idled asset, as the expectation for future use of the asset changed.

In 2014, Bighorn Gas Gathering recorded an impairment of its underlying assets when the operator determined that the volume decline would be sustained for the foreseeable future. As a result, ONEOK Partners reviewed its equity investment in Bighorn Gas Gathering for impairment and recorded noncash impairment charges of $76.4 million in 2014 related to Bighorn Gas Gathering.

Natural Gas Liquids

Growth Projects - ONEOK Partners’ growth strategy in the Natural Gas Liquids segment is focused around the crude oil and NGL-rich natural gas drilling activity in shale and other nonconventional resource areas from the Rocky Mountain region through the Mid-Continent region into Texas and New Mexico. Crude oil, natural gas and NGL production from this activity; higher petrochemical industry demand for NGL products; and increased exports have resulted in additional capital investments to expand its infrastructure to bring these commodities from supply basins to market. Expansion of the petrochemical industry in the United States is expected to increase ethane demand beginning in the second half of 2017, and international demand for NGLs, particularly ethane and propane, also is increasing.

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

In August 2016, ONEOK Partners completed the Bear Creek NGL infrastructure project in the Williston Basin for approximately $45 million, excluding AFUDC. In April 2015, ONEOK Partners completed the NGL Pipeline and Hutchinson Fractionator infrastructure project for approximately $120 million, excluding capitalized interest.

Construction of Phase II of the Bakken NGL Pipeline expansion is planned for completion in the third quarter 2018, which is expected to increase capacity by 25 MBbl/d and cost approximately $100 million, excluding AFUDC.

For a discussion of ONEOK Partners’ capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for the Natural Gas Liquids segment for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
Financial Results	2016	2015	2014	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$6,152.5	$5,200.8	$9,462.4	$951.7	18%	$(4,261.6)	(45)%
Exchange service revenues	1,327.5	1,196.9	910.2	130.6	11%	286.7	31%
Transportation and storage revenues	195.7	182.0	172.8	13.7	8%	9.2	5%
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(6,321.4)	(5,328.3)	(9,435.3)	993.1	19%	(4,107.0)	(44)%
Operating costs	(327.6)	(314.5)	(296.4)	13.1	4%	18.1	6%
Equity in net earnings from investments	54.5	38.7	27.3	15.8	41%	11.4	42%
Other	(1.6)	(3.3)	(0.1)	1.7	52%	(3.2)	*
Adjusted EBITDA	$1,079.6	$972.3	$840.9	$107.3	11%	$131.4	16%
Capital expenditures	$105.9	$226.1	$798.0	$(120.2)	(53)%	$(571.9)	(72)%
Cash paid for acquisitions, net of cash received	$—	$—	$800.9	$—	—%	$(800.9)	(100)%
* Percentage change is greater than 100 percent.
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Due to the nature of ONEOK Partners’ contracts, changes in commodity prices and sales volumes affect commodity sales and cost of sales and fuel, and therefore the impact is largely offset between these line items.

2016 vs. 2015 - Adjusted EBITDA increased $107.3 million, primarily as a result of the following:

•
an increase of $90.0 million in exchange services due to increased exchange services volumes from recently connected natural gas processing plants primarily in the Williston Basin, increased Mid-Continent volumes gathered in the STACK and SCOOP areas and increased volumes resulting from increased ethane recovery primarily from the Williston Basin to maintain downstream NGL product specifications; offset partially by lower volumes and rates on the West Texas LPG system and the impact of weather on ONEOK Partners’ system in December 2016;

•	an increase of $15.8 million in equity in net earnings from investments due primarily to higher volumes delivered to Overland Pass Pipeline from the Bakken NGL Pipeline;

•
an increase of $13.8 million in transportation and storage services due to higher storage and terminaling revenue in the Gulf Coast and revenues from minimum volume obligations on ONEOK Partners’ distribution pipelines;

•	an increase of $8.4 million related to higher isomerization volumes resulting from wider NGL price differentials between normal butane and iso-butane; and

•	an increase of $4.3 million due to the impact of operational measurement gains in 2016 and operational measurement losses in 2015; offset partially by

•
a decrease of $13.8 million in optimization and marketing activities, which resulted from a $20.0 million decrease due primarily to narrower product price differentials, offset partially by a $6.2 million increase due primarily to higher optimization volumes; and

•	an increase of $13.1 million in operating costs due primarily to higher employee-related costs associated with incentive and medical benefit plans.

Capital expenditures decreased due primarily to spending reductions for growth capital to align with customer needs.

2015 vs. 2014 - Adjusted EBITDA increased $131.4 million, primarily as a result of the following:

•	an increase of $288.1 million in exchange services, which includes:

◦
an increase of $191.0 million, which resulted from increased volumes from new plants connected in the Williston Basin and Mid-Continent region and higher revenues from customers with minimum volume obligations;

◦	an increase of $75.0 million due primarily to the acquisition of the West Texas LPG system in the Permian Basin, which was acquired in November 2014; and

◦
an increase of $23.8 million resulting from decreased ethane rejection in the Williston Basin resulting from downstream NGL product specification issues, offset partially by higher ethane rejection in the Mid-Continent region;

•	an increase of $11.4 million in equity in net earnings from investments due primarily to higher volumes delivered to Overland Pass Pipeline from the Bakken NGL Pipeline; and

•	an increase of $6.8 million in transportation revenues due primarily to increased volumes on ONEOK Partners’ distribution pipelines; offset partially by

•
a decrease of $118.4 million in optimization, marketing and differentials-based activities, which resulted from a $66.3 million decrease due primarily to narrower NGL product price differentials, a $27.7 million decrease due primarily to narrower NGL location price differentials and a $24.4 million decrease in the marketing business. A portion of this decrease relates to the increased demand for propane experienced during the first quarter 2014;

•	a decrease of $29.9 million related to lower isomerization volumes resulting from narrower NGL price differential between normal butane and iso-butane;

•	an increase of $18.1 million in operating costs primarily as a result of the completion of growth projects and West Texas LPG acquisition, which includes:

◦	an increase of $29.2 million due to the West Texas LPG acquisition; and

◦	an increase of $6.5 million due to higher ad valorem taxes; offset partially by

◦
a decrease of $17.6 million due to reduced operating costs resulting from lower rates charged by service providers, primarily from $6.6 million lower outside services, $5.0 million lower supplies and expenses and $3.2 million lower chemicals and materials; and

•	a decrease of $6.9 million due to the impact of operational losses in 2015 and operational measurement gains in 2014.

Capital expenditures decreased due primarily to the completion of several growth projects in 2014 and spending reductions for growth capital to align with customer needs.

In 2015, ONEOK Partners recorded a noncash impairment charge of $10.0 million related to a previously idled asset, as the expectation for future use of the asset changed.

	Years Ended December 31,
Operating Information	2016	2015	2014
NGLs transported - gathering lines (MBbl/d) (a)	770	769	533
NGLs fractionated (MBbl/d) (b)	586	552	522
NGLs transported - distribution lines (MBbl/d) (a)	508	428	408
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.03	$0.02	$0.05
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.

2016 vs. 2015 - NGLs transported on gathering lines remained relatively unchanged due to increased volumes from new plant connections in the Williston Basin, increased ethane recovery and increased Mid-Continent volumes gathered in the STACK and SCOOP areas, offset by decreased volumes on the West Texas LPG system, decreased Mid-Continent volumes gathered from the Barnett Shale, lower short-term contracted volumes and the impact of weather on gathered volumes across ONEOK Partners’ system in December 2016.

NGLs fractionated increased due to increased volumes from new plant connections in the Williston Basin, increased ethane recovery and increased Mid-Continent volumes gathered in the STACK and SCOOP areas, offset partially by decreased volumes gathered from the Barnett Shale and lower short-term contracted volumes and the impact of weather on gathered volumes across ONEOK Partners’ system in December 2016.

While the volume of ethane recovered increased, a portion of the fees associated with those volumes gathered and fractionated was previously being earned under contracts with minimum volume obligations.

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

Natural Gas Pipelines

Growth Projects - Roadrunner is a 50 percent-owned joint venture equity-method investment project. The WesTex pipeline expansion is a wholly owned project.

ONEOK Partners completed the following growth projects in this segment in 2016:

Completed Projects	Location	Capacity	Approximate Costs (a)	Completion Date
			(In millions)
WesTex Pipeline Expansion	Permian Basin	260 MMcf/d	$55	October 2016
Roadrunner Gas Transmission Pipeline - Equity-Method Investment
Phase I (b)	Permian Basin	170 MMcf/d	$200	March 2016
Phase II (b)	Permian Basin	400 MMcf/d	$210	October 2016
Roadrunner Gas Transmission Pipeline Total			$410
(a) - Excludes capitalized interest.
(b) - 50-50 joint venture equity-method investment. Approximate costs represents total project costs.

Roadrunner - Phase I and Phase II of the Roadrunner pipeline were completed in March and October 2016, respectively. Phase II of Roadrunner was completed ahead of original schedule and below cost estimates. Construction of Phase III of Roadrunner is planned for completion in 2019, which will increase capacity by 70 MMcf/d and cost approximately $30 million-$40 million.

ONEOK Partners contributed approximately $65 million and $30 million to Roadrunner in 2016 and 2015, respectively.

Both the WesTex pipeline expansion and Roadrunner are fully subscribed with 25-year firm demand charge, fee-based agreements. Together, these projects provide markets in Mexico access to upstream supply basins in West Texas and the Mid-Continent region.

Selected Financial Results and Operating Information - The following tables set forth certain selected financial results and operating information for the Natural Gas Pipelines segment for the periods indicated:

				Variances		Variances
	Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
Financial Results	2016	2015	2014	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$288.5	$258.6	$270.5	$29.9	12%	$(11.9)	(4)%
Storage revenues	60.0	57.1	64.0	2.9	5%	(6.9)	(11)%
Natural gas sales and other revenues	30.9	16.7	15.9	14.2	85%	0.8	5%
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(30.6)	(34.5)	(21.9)	(3.9)	(11)%	12.6	58%
Operating costs	(115.6)	(105.7)	(111.0)	9.9	9%	(5.3)	(5)%
Equity in net earnings from investments	74.4	68.7	69.8	5.7	8%	(1.1)	(2)%
Other	5.5	14.1	6.9	(8.6)	(61)%	7.2	*
Adjusted EBITDA	$313.1	$275.0	$294.2	$38.1	14%	$(19.2)	(7)%
Capital expenditures	$96.3	$58.2	$43.0	$38.1	65%	$15.2	35%
Cash paid for acquisitions	$—	$—	$14.0	$—	—%	$(14.0)	(100)%
* Percentage change is greater than 100 percent.
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

2016 vs. 2015 - Adjusted EBITDA increased $38.1 million primarily as a result of the following:

•	an increase of $28.5 million from higher transportation services due primarily to increased firm demand charge contracted capacity;

•
an increase of $9.3 million from higher net retained fuel due to higher throughput and the associated natural gas volumes retained and higher equity gas sales related to transportation and storage services;

•	an increase of $6.6 million due to higher natural gas storage services as a result of increased storage rates and increased sales of excess natural gas in storage; and

•	an increase of $5.7 million in equity earnings due primarily to higher firm transportation revenues on Northern Border Pipeline and Roadrunner; offset partially by

•	an increase of $9.9 million in operating costs due primarily to increased employee-related costs associated with incentive and medical benefit plans and higher ad valorem taxes.

Capital expenditures increased due primarily to the WesTex pipeline expansion and other expansion projects.

2015 vs. 2014 - Adjusted EBITDA decreased $19.2 million primarily as a result of the following:

•
a decrease of $16.6 million from lower short-term natural gas storage services as a result of weather-related seasonal demand associated with severely cold weather in the first quarter 2014 and lower sales of excess natural gas in storage;

•	a decrease of $10.0 million from lower net retained fuel due to lower natural gas prices and natural gas volumes retained; and

•
a decrease of $5.0 million from lower park-and-loan services on ONEOK Partners’ interstate pipelines as a result of weather-related seasonal demand due to severely cold weather in the first quarter 2014; offset partially by

•
an increase of $8.6 million due to higher transportation revenues, primarily from increased rates on intrastate pipelines and higher rates on Viking Gas Transmission as a result of the FERC approved settlement, effective January 2015, offset partially by decreased interruptible transportation revenues from lower natural gas volumes transported; and

•	a decrease of $5.3 million in operating costs primarily as a result of lower materials and supplies and outside services expenses.

Capital expenditures increased due primarily to a compressor station expansion project.

	Years Ended December 31,
Operating Information (a)	2016	2015	2014
Natural gas transportation capacity contracted (MDth/d)	6,345	5,840	5,781
Transportation capacity subscribed	92%	92%	91%
Average natural gas price
Mid-Continent region ($/MMBtu)	$2.28	$2.42	$4.33
(a) - Includes volumes for consolidated entities only.

ONEOK Partners’ natural gas pipelines primarily serve end users, such as natural gas distribution and electric-generation companies, that require natural gas to operate their businesses regardless of location price differentials. The development of shale and other resource areas has continued to increase available natural gas supply resulting in narrower location and seasonal price differentials. As additional supply is developed, we expect crude oil and natural gas producers to demand incremental services in the future to transport their production to market. The abundance of natural gas supply and regulations on emissions from coal-fired electric-generation plants may also increase the demand for ONEOK Partners’ services from electric-generation companies if they convert to a natural gas fuel source. Overall, we expect ONEOK Partners’ fee-based earnings in this segment to increase in connection with the October 2016 completion of the WesTex pipeline expansion.

Northern Border Pipeline, in which ONEOK Partners has a 50 percent ownership interest, has contracted substantially all of its long-haul transportation capacity through the first quarter 2018.

Roadrunner, in which ONEOK Partners has a 50 percent ownership interest, has contracted all of its capacity through 2041.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure of the Partnership’s financial performance. Adjusted EBITDA is defined as net income adjusted for interest expense, depreciation and amortization, noncash impairment charges, income taxes, allowance for equity funds used during construction and other noncash items. We believe this non-GAAP financial measure is useful to investors because it and similar measures are used by many companies in our industry as a measurement of financial performance and are commonly employed by financial analysts and others to evaluate our financial performance and to compare financial performance among companies in our industry. Adjusted EBITDA should not be considered an alternative to net income, earnings per unit or any other measure of financial performance presented in accordance with GAAP. Additionally, this calculation may not be comparable with similarly titled measures of other companies.

A reconciliation of net income, the nearest comparable GAAP financial performance measure, to adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014, is as follows:

	Years Ended December 31,
(Unaudited)	2016	2015	2014
Reconciliation of net income to adjusted EBITDA	(Thousands of dollars)
Net income from continuing operations	$745,550	$385,276	$668,715
Add:
Interest expense, net of capitalized interest	469,651	416,787	356,163
Depreciation and amortization	391,585	354,620	294,684
Income taxes	212,406	136,600	151,158
Impairment charges	—	264,256	76,412
Allowance for equity funds used during construction and other	9,482	2,762	(20,366)
Adjusted EBITDA	$1,828,674	$1,560,301	$1,526,766
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$446,778	$318,554	$425,170
Natural Gas Liquids	1,079,619	972,292	840,922
Natural Gas Pipelines	313,137	274,980	294,202
Total segment adjusted EBITDA	1,839,534	1,565,826	1,560,294
Other corporate costs	(10,860)	(5,525)	(33,528)
Adjusted EBITDA	$1,828,674	$1,560,301	$1,526,766

CONTINGENCIES

Legal Proceedings - See Part I, Item 3, Legal Proceedings, in this Annual Report for a discussion of developments concerning the Gas Pricing Index Litigation and other legal proceedings.

LIQUIDITY AND CAPITAL RESOURCES

General - We fund operating expenses, debt service and dividends to shareholders primarily from cash on hand and cash distributions received from ONEOK Partners.

Neither ONEOK nor ONEOK Partners guarantees the debt or other similar commitments of unaffiliated parties. ONEOK does not guarantee the debt or other similar commitments of ONEOK Partners, and ONEOK Partners does not guarantee the debt or other similar commitments of ONEOK. Following the completion of the Merger Transaction with ONEOK Partners described in Note B of the Notes to Consolidated Financial Statements in this Annual Report, we and ONEOK Partners expect to enter into a cross guarantee agreement whereby each party to the agreement unconditionally guarantees and becomes liable for the indebtedness of each other party to the agreement.

ONEOK - ONEOK’s primary source of cash inflows are distributions to us from our general partner and limited partner interests in ONEOK Partners. The cash distributions that we expect to receive from ONEOK Partners are expected to provide sufficient resources to fund our operations, debt service and quarterly cash dividends. In addition, we incur certain costs on behalf of ONEOK Partners for which we are reimbursed. At December 31, 2016, we had approximately $249 million of cash on hand. Our next long-term debt maturity is in 2022.

Following the completion of the Merger Transaction with ONEOK Partners, the cash flow sources and requirements for ONEOK are expected to change significantly, as we will receive cash flows directly from operations and fund all capital expenditures. Additionally, we expect to have access to a significantly larger credit facility. Our primary sources of cash inflows are expected to be from operating cash flows, commercial paper, bank credit facilities, debt issuances and the issuance of common stock. We expect these sources of cash flow to provide sufficient resources to finance our operations and quarterly cash dividends. ONEOK may access the capital markets to issue debt or equity securities in 2017 as it considers prudent to provide liquidity to refinance existing debt, improve credit metrics or for other corporate purposes.

ONEOK Partners - ONEOK Partners relies primarily on operating cash flows, commercial paper, bank credit facilities, debt issuances and the issuance of common units for its liquidity and capital resources requirements. ONEOK Partners funds its operating expenses, debt service and cash distributions to its limited partners and general partner primarily with operating cash flows. To the extent operating cash flows are not sufficient to fund its cash distributions, ONEOK Partners may utilize short- and long-term debt and issuances of equity, as necessary. Capital expenditures are funded by operating cash flows, short- and long-term debt and issuances of equity. ONEOK Partners’ ability to continue to access capital markets for debt and equity financing under reasonable terms depends on its financial condition, credit ratings and market conditions. While lower commodity prices and industry uncertainty may result in increased financing costs, we believe ONEOK Partners has secured sufficient access to the financial resources and liquidity necessary to meet its requirements for working capital, debt service payments and capital expenditures. We believe that its available credit and cash and cash equivalents are adequate to meet liquidity requirements associated with commodity price volatility. ONEOK Partners may access the capital markets to issue debt or equity securities in 2017 as it considers prudent to provide liquidity for new capital projects, to refinance existing debt, to maintain investment-grade credit ratings or for other partnership purposes.

ONEOK Partners manages interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. For additional information on ONEOK Partners’ interest rate swaps, see Note D of the Notes to Consolidated Financial Statements in this Annual Report.

Cash Management - We and ONEOK Partners each use similar centralized cash management programs that concentrate the cash assets of our operating subsidiaries in joint accounts for the purposes of providing financial flexibility and lowering the cost of borrowing, transaction costs and bank fees. Both centralized cash management programs provide that funds in excess of the daily needs of the operating subsidiaries are concentrated, consolidated or otherwise made available for use by other entities within the respective consolidated groups. ONEOK Partners’ operating subsidiaries participate to the extent they are permitted pursuant to FERC regulations or their operating agreements. Under these cash management programs, depending on whether a participating subsidiary has short-term cash surpluses or cash requirements, we and ONEOK Partners provide cash to our respective subsidiaries or the subsidiaries provide cash to us and ONEOK Partners, respectively.

Short-term Liquidity - ONEOK’s sources of short-term liquidity are quarterly distributions from ONEOK Partners, cash on hand of approximately $249 million as of December 31, 2016, and access to our $300 million ONEOK Credit Agreement. At December 31, 2016, ONEOK had no short-term debt outstanding.

ONEOK Partners’ principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from its equity-method investments and proceeds from its commercial paper program and the ONEOK Partners Credit Agreement.

ONEOK Partners had working capital (defined as current assets less current liabilities) deficits of $1.7 billion and $697 million as of December 31, 2016 and 2015, respectively. Although working capital is influenced by several factors, including, among other things, (i) the timing of (a) scheduled debt payments, (b) the collection and payment of accounts receivable and payable, and (c) equity and debt issuances, and (ii) the volume and cost of inventory and commodity imbalances, ONEOK Partners’ working capital deficit at December 31, 2016, was driven primarily by its current maturities of long-term debt and short-term borrowings. ONEOK Partners’ working capital deficit at December 31, 2015, was driven primarily by its capital-growth projects. ONEOK Partners may have working capital deficits in future periods as it continues to finance its capital-growth projects and repay long-term debt, often initially with short-term borrowings. ONEOK Partners’ decision to utilize short-term borrowings rather than long-term debt, due to more favorable interest rates, contributes to its working capital deficit. We do not expect ONEOK Partners’ working capital deficit to have an adverse impact to our or ONEOK Partners’ cash flows or operations. The consolidated working capital balance is impacted primarily by ONEOK Partners’ working capital balance.

ONEOK Credit Agreement - In January 2016, we extended the term of our ONEOK Credit Agreement by one year to January 2020. The ONEOK Credit Agreement is a $300 million revolving credit facility and contains certain financial, operational and legal covenants. At December 31, 2016, we had $1.1 million in letters of credit issued and $298.9 million of borrowing capacity under the ONEOK Credit Agreement.

ONEOK Partners Credit Agreement - At December 31, 2016, ONEOK Partners had $1.1 billion of commercial paper outstanding, $14 million of letters of credit issued and approximately $1.3 billion of borrowing capacity under the ONEOK Partners Credit Agreement.

In January 2016, ONEOK Partners extended the term of the ONEOK Partners Credit Agreement by one year to January 2020. The ONEOK Partners Credit Agreement is a $2.4 billion revolving credit facility and includes a $100 million sublimit for the issuance of standby letters of credit and a $150 million swingline sublimit. The ONEOK Partners Credit Agreement is available for general partnership purposes, and based on ONEOK Partners’ current credit ratings, borrowings, if any, will accrue interest at LIBOR plus 117.5 basis points. Amounts outstanding under ONEOK Partners’ commercial paper program reduce the borrowing capacity under the ONEOK Partners Credit Agreement. The ONEOK Partners Credit Agreement is guaranteed fully and unconditionally by the Intermediate Partnership.

For additional information on the ONEOK Credit Agreement and ONEOK Partners Credit Agreement, see Note G of the Notes to Consolidated Financial Statements in this Annual Report.

Borrowings under the ONEOK Partners Credit Agreement, the Term Loan Agreement and ONEOK Partners’ senior notes are nonrecourse to ONEOK, and ONEOK does not guarantee ONEOK Partners’ debt, commercial paper or other similar commitments. Following the completion of the Merger Transaction with ONEOK Partners, we and ONEOK Partners expect to enter into a cross guarantee agreement whereby each party to the agreement unconditionally guarantees and becomes liable for the indebtedness of each other party to the agreement.

For information on ONEOK Partners’ distributions from and contributions to equity-method investments, see Note N of the Notes to Consolidated Financial Statements in this Annual Report.

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

ONEOK Partners’ ability to obtain financing is subject to changes in the debt and equity markets, and there is no assurance it will be able or willing to access the public or private markets in the future. ONEOK Partners may choose to meet its cash requirements by utilizing some combination of cash flows from operations, borrowing under its commercial paper program or the ONEOK Partners Credit Agreement, altering the timing of controllable expenditures, restricting future acquisitions and capital projects, selling assets or pursuing other debt or equity financing alternatives. Some of these alternatives could result in higher costs or negatively affect ONEOK Partners’ credit ratings, among other factors. Based on ONEOK Partners’ investment-grade credit ratings, general financial condition, and expectations regarding its future earnings and projected cash flows, we expect ONEOK Partners will be able to meet its cash requirements and maintain investment-grade credit ratings.

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

ONEOK Partners’ debt issuances and maturities - In January 2016, ONEOK Partners entered into the $1.0 billion senior unsecured delayed-draw Term Loan Agreement with a syndicate of banks. During the first quarter 2016, ONEOK Partners drew the full $1.0 billion available under the agreement and used the proceeds to repay $650 million of senior notes, which matured in February 2016, to repay amounts outstanding under its commercial paper program and for general partnership purposes. The Term Loan Agreement matures in January 2019 and bears interest at LIBOR plus 130 basis points based on ONEOK Partners’ current credit ratings. The Term Loan Agreement contains an option, which may be exercised up to two times, to extend the term of the loan, in each case, for an additional one-year term subject to approval of the banks. The Term Loan Agreement allows prepayment of all or any portion outstanding, without penalty or premium, and contains substantially the same covenants as those contained in the ONEOK Partners Credit Agreement.

ONEOK Partners repaid its $450 million, 6.15 percent senior notes at maturity in October 2016 with a combination of cash on hand and short-term borrowings.

In March 2015, ONEOK Partners completed an underwritten public offering of $800 million of senior notes, consisting of $300 million, 3.8 percent senior notes due 2020, and $500 million, 4.9 percent senior notes due 2025. The net proceeds were approximately $792.3 million. ONEOK Partners used the proceeds to repay amounts outstanding under its commercial paper program and for general partnership purposes.

For additional information on ONEOK and ONEOK Partners’ long-term debt, see Note G of the Notes to Consolidated Financial Statements in this Annual Report.

ONEOK Partners’ equity issuances - ONEOK Partners has an “at-the-market” equity program for the offer and sale from time to time of its common units, up to an aggregate amount of $650 million. The program allows ONEOK Partners to offer and sell its common units at prices it deems appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between ONEOK Partners and the sales agent. ONEOK Partners is under no obligation to offer and sell common units under the program. At December 31, 2016, ONEOK Partners had approximately $138 million of registered common units available for issuance through its “at-the-market” equity program.

During the year ended December 31, 2016, no common units were sold through ONEOK Partners’ “at-the-market” equity program.

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

The following table sets forth our and ONEOK Partners’ capital expenditures, excluding AFUDC and capitalized interest, for the periods indicated:

Capital Expenditures	2016	2015	2014
	(Millions of dollars)
ONEOK	$2.9	$2.2	$33.2
ONEOK Partners:
Natural Gas Gathering and Processing	410.5	887.9	898.9
Natural Gas Liquids	105.9	226.1	798.0
Natural Gas Pipelines	96.3	58.2	43.0
Other	9.0	13.9	6.1
Total capital expenditures	$624.6	$1,188.3	$1,779.2

Capital expenditures decreased in 2016 and 2015, due primarily to ONEOK Partners’ completion of several large projects and reduced capital spending to align with the needs of its crude oil and natural gas producers.

The following table sets forth ONEOK Partners’ 2017 projected capital expenditures, excluding AFUDC and capitalized interest:

2017 Projected Capital Expenditures
(Millions of dollars)
Natural Gas Gathering and Processing	$215-$260
Natural Gas Liquids	$215-$260
Natural Gas Pipelines	$80-$105
Other	$10-$15
Total projected capital expenditures	$520-$640

Credit Ratings - ONEOK and ONEOK Partners’ credit ratings as of February 21, 2017, are shown in the table below:

	ONEOK	ONEOK Partners
Rating Agency	Rating	Rating
Moody’s	Ba1	Baa2
S&P	BB+	BBB

ONEOK Partners’ commercial paper program is rated Prime-2 by Moody’s and A-2 by S&P. In October 2016, Moody’s affirmed ONEOK Partners’ current credit ratings and revised its outlook to stable from negative. In December 2016, S&P affirmed ONEOK Partners’ and our current credit ratings and revised the outlooks to stable from negative. In February 2017, in conjunction with the announcement of the Merger Transaction with ONEOK Partners, S&P affirmed ONEOK Partners’ credit ratings and outlook and placed our credit ratings under review for upgrade, while Moody’s placed ONEOK Partners’ credit ratings under review for downgrade and placed our credit ratings under review for upgrade.

ONEOK Partners’ credit ratings, which are investment grade, may be affected by a material change in its financial ratios or a material event affecting its business and industry. The most common criteria for assessment of ONEOK Partners’ credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity. If ONEOK Partners’ credit ratings were downgraded, the cost to borrow funds under its Term Loan Agreement, the ONEOK Partners Credit Agreement and its commercial paper program would increase, and ONEOK Partners could potentially lose access to the commercial paper market. In the event that ONEOK Partners is unable to borrow funds under its commercial paper program and there has not been a material adverse change in its business, ONEOK Partners would continue to have access to the ONEOK Partners Credit Agreement, which expires in January 2020. An adverse credit rating change alone is not a default under the ONEOK Credit Agreement or the ONEOK Partners Credit Agreement. A downgrade in ONEOK Partners’ credit ratings would likely result in a downgrade to ONEOK’s credit ratings. However, we would not expect a downgrade to our credit ratings to have a material impact on our results of operations.

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

For the year ended December 31, 2016, ONEOK Partners’ cash flow from operations exceeded its cash distributions, and we expect ONEOK Partners’ cash flow from operations to exceed its cash distributions in 2017. For the year ended December 31, 2015, ONEOK Partners’ cash distributions exceeded its cash flow from operations and, as a result, ONEOK Partners utilized cash from operations, its commercial paper program and distributions received from its equity-method investments to fund cash distributions, short-term liquidity needs and capital projects.

For additional information on ONEOK Partners’ cash distributions, see Note O of the Notes to Consolidated Financial Statements in this Annual Report.

Pension and Postretirement Benefit Plans - Information about our pension and postretirement benefits plans, including anticipated contributions, is included under Note L of the Notes to Consolidated Financial Statements in this Annual Report.

During 2016, we made no contributions to our defined benefit pension plans, and $1.0 million in contributions to our postretirement benefit plans. We contributed $7.5 million to our defined benefit pension plan in January 2017 and we expect to make approximately $2.0 million in contributions to our postretirement benefit plans in 2017.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$1,351.6	$1,007.0	$1,285.6
Investing activities	(615.4)	(1,190.7)	(2,566.2)
Financing activities	(584.8)	108.5	1,304.5
Change in cash and cash equivalents	151.4	(75.2)	23.9
Change in cash and cash equivalents included in discontinued operations	(0.1)	—	3.3
Change in cash and cash equivalents from continuing operations	151.3	(75.2)	27.2
Cash and cash equivalents at beginning of period	97.6	172.8	145.6
Cash and cash equivalents at end of period	$248.9	$97.6	$172.8

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

2016 vs. 2015 - Cash flows from operating activities, before changes in operating assets and liabilities, were $1.4 billion for 2016, compared with $1.2 billion for 2015. The increase was due primarily to higher natural gas and NGL volumes from the completed capital-growth projects in the Natural Gas Gathering and Processing and Natural Gas Liquids segments, new plant connections and increased ethane recovery in the Natural Gas Liquids segment and higher fees resulting from contract restructuring in the Natural Gas Gathering and Processing segment, offset partially by lower realized commodity prices, as discussed in “Financial Results and Operating Information.” Distributions received from unconsolidated affiliates also increased, due primarily to Overland Pass Pipeline.

The changes in operating assets and liabilities decreased operating cash flows $42.5 million for 2016, compared with a decrease of $149.0 million for 2015. This change is due primarily to the change in accounts receivable, accounts payable, and other accruals and deferrals resulting from the timing of receipt of cash from customers and payments to vendors and suppliers, which vary from period to period and vary with changes in commodity prices, and the change in commodity imbalances, offset partially by the change in risk-management assets and liabilities related to interest-rate swaps.

2015 vs. 2014 - Cash flows from operating activities, before changes in operating assets and liabilities, were $1.16 billion in 2015, compared with $1.23 billion in 2014. The decrease was due primarily to higher interest expense and operating costs, offset partially by higher operating income provided by revenues less cost of sales and fuel at ONEOK Partners, as discussed in “Financial Results and Operating Information.” Distributions received from unconsolidated affiliates also increased, due primarily to Overland Pass Pipeline.

The changes in operating assets and liabilities decreased operating cash flows by $149.0 million in 2015, compared with an increase of $58.3 million in 2014. The change is due primarily to the change in accounts receivable and accounts payable resulting from the timing of receipt of cash from customers and payments to vendors and suppliers, which vary from period to period and vary with changes in commodity prices. In the first quarter 2015, ONEOK Partners also paid $55.1 million to settle forward-starting interest-rate swaps in connection with its March 2015 debt offering.

Investing Cash Flows

2016 vs. 2015 - Cash used in investing activities decreased $575.3 million due primarily to lower capital spending as a result of ONEOK Partners’ spending reductions to align with customer needs and projects placed in service, higher proceeds received from sale of assets and higher distributions received from Northern Border Pipeline and Overland Pass Pipeline, offset partially by higher contributions made by ONEOK Partners to Roadrunner.

2015 vs. 2014 - Cash used in investing activities decreased $1.4 billion due primarily to the completion of growth projects at ONEOK Partners, the West Texas LPG acquisition in 2014 and the timing of capital expenditures for ONEOK Partners’ growth projects in the Natural Gas Gathering and Processing and Natural Gas Liquids segments, offset partially by ONEOK Partners’ contributions to Roadrunner in 2015.

Financing Cash Flows

2016 vs. 2015 - Cash used in financing activities was $584.8 million in 2016, compared with cash provided by financing activities of $108.5 million in 2015, a decrease of approximately $693 million, due primarily to ONEOK Partners repayment of $1.1 billion of senior notes, $100 million increase in distributions paid due to a higher number of units outstanding and no equity issuances in 2016. These differences were offset partially by an increase in proceeds from short-term borrowings and drawing on the Term Loan Agreement.

2015 vs. 2014 - Cash provided by financing activities decreased $1.2 billion due primarily to repayment of short-term borrowings at ONEOK Partners, increased distributions from ONEOK Partners to noncontrolling interests and increased ONEOK dividends. Additionally, ONEOK and ONEOK Partners combined raised capital of approximately $1.7 billion through both debt and equity issuances, net of ONEOK’s purchase of additional common units in ONEOK Partners, compared with approximately $2.3 billion in 2014, which includes senior notes issued by ONE Gas in January 2014, which at the time was our consolidated subsidiary. These were offset partially by repayments of long-term debt of approximately $7.7 million in 2015, compared with approximately $557.7 million in 2014, and ONEOK’s repayment of approximately $564.5 million of commercial paper in 2014 with proceeds received from ONE Gas.

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

Derivatives and Risk-Management Activities - We utilize derivatives to reduce our market-risk exposure to commodity price and interest-rate fluctuations and to achieve more predictable cash flows. The accounting for changes in the fair value of a derivative instrument depends on whether it qualifies and has been designated as part of a hedging relationship. When possible, we implement effective hedging strategies using derivative financial instruments that qualify as hedges for accounting purposes. We have not used derivative instruments for trading purposes.

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

Impairment of Goodwill and Long-Lived Assets, including Intangible Assets - We assess our goodwill and indefinite-lived intangible assets for impairment at least annually on July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. As the commodity price environment has remained relatively low since 2015, we elected to perform a quantitative assessment, or Step 1 analysis, to test our goodwill for impairment. The assessment included our current commodity price assumptions, expected contractual terms, anticipated operating costs and volume estimates. Our goodwill impairment analysis performed as of July 1, 2016, did not result in an impairment charge nor did our analysis reflect any reporting units at risk. In each reporting unit, the fair value substantially exceeded the carrying value. Subsequent to that date, no event has occurred indicating that the implied fair value of each of our reporting units is less than the carrying value of its net assets.

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

The following table sets forth our goodwill, by segment, for the periods indicated:

	December 31, 2016	December 31, 2015
	(Thousands of dollars)
Natural Gas Gathering and Processing	$122,291	$122,291
Natural Gas Liquids	268,544	268,544
Natural Gas Pipelines	134,700	134,700
Total goodwill	$525,535	$525,535

As part of our indefinite-lived intangible asset impairment test, we first assess qualitative factors similar to those considered in the goodwill impairment test to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If further testing is necessary, we compare the estimated fair value of our indefinite-lived intangible asset with its book value. The fair value of our indefinite-lived intangible asset is estimated using the market approach. Under the market approach, we apply multiples to forecasted cash flows of the assets associated with our indefinite-lived intangible asset. The multiples used are consistent with historical asset transactions. After assessing qualitative and quantitative factors, we determined that there were no impairments to our indefinite-lived intangible asset in 2016.

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

See Notes A, E, F and N of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of goodwill, long-lived assets and investments in unconsolidated affiliates.

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

During 2016, we recorded net periodic benefit costs of $17.2 million related to our defined benefit pension and postretirement benefits plans in continuing operations.

We estimate that in 2017, we will record net periodic benefit costs of $18.4 million related to our defined benefit pension and postretirement benefits plans.

The following table sets forth the weighted-average assumptions used to determine our estimated 2017 net periodic benefit cost related to our defined benefit pension plans, and sensitivity to changes with respect to these assumptions.

	Rate Used	Cost Sensitivity (a)	Obligation Sensitivity (b)
		(Millions of dollars)
Discount rate	4.5%	$1.5	$13.7
Expected long-term return on plan assets	7.75%	$0.7	$—
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

A quarter percentage point change in either of the assumed rates would not have a significant impact on our postretirement benefit plan costs or obligation. Assumed health care cost-trend rates have an effect on the amounts reported for our postretirement benefit plans. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
	(Millions of dollars)
Effect on total of service and interest cost	$0.2	$(0.2)
Effect on postretirement benefit obligation	$1.0	$(0.9)

During 2016, we made no contributions to our defined benefit pension plan and $1.0 million in contributions to our postretirement benefit plans. We contributed $7.5 million to our defined benefit pension plan in January 2017, and we expect to make approximately $2.0 million in contributions to our postretirement plans in 2017.

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures. We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be reasonably estimated. We expense legal fees as incurred and base our legal liability estimates on currently available facts and our assessments of the ultimate outcome or resolution. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than the completion of a remediation feasibility study. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no material effect on earnings or cash flows during 2016, 2015 or 2014. Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings.

See Note P of the Notes to Consolidated Financial Statements in this Annual Report for additional discussion of contingencies.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth our contractual obligations related to debt, operating leases and other long-term obligations as of December 31, 2016. For additional discussion of the debt agreements, see Note G of the Notes to the Consolidated Financial Statements in this Annual Report. The table below includes the contractual obligations of our former energy services business as ONEOK remains responsible for those obligations.

	Payments Due by Period
Contractual Obligations	Total	2017	2018	2019	2020	2021	Thereafter
ONEOK	(Millions of dollars)
Long-term debt	$1,634.5	$3.0	$3.0	$3.0	$3.0	$3.0	$1,619.5
Interest payments on debt	944.3	97.2	97.0	96.8	96.6	96.4	460.3
Operating leases	1.3	0.6	0.5	0.2	—	—	—
Energy Services firm transportation and storage contracts	17.4	9.7	4.0	0.9	0.9	0.7	1.2
Employee benefit plans	67.3	9.5	14.6	14.5	13.8	14.9	—
ONEOK total	$2,664.8	$120.0	$119.1	$115.4	$114.3	$115.0	$2,081.0
ONEOK Partners
ONEOK Partners senior notes	$5,700.0	$400.0	$425.0	$500.0	$300.0	$—	$4,075.0
Term Loan Agreement	1,000.0	—	—	1,000.0	—	—	—
Guardian Pipeline senior notes	44.3	7.7	7.7	7.7	7.7	7.7	5.8
Commercial paper borrowings	1,110.3	1,110.3	—	—	—	—	—
Interest payments on debt	4,009.5	322.5	314.5	243.0	233.2	222.5	2,673.8
Operating leases	15.0	2.0	1.9	1.6	1.5	1.4	6.6
Firm transportation and storage contracts	227.1	51.5	43.0	37.5	37.1	23.0	35.0
Financial and physical derivatives	193.0	193.0	—	—	—	—	—
Purchase commitments, rights of way and other	296.7	88.3	88.7	45.5	45.5	20.5	8.2
ONEOK Partners total	$12,595.9	$2,175.3	$880.8	$1,835.3	$625.0	$275.1	$6,804.4
Total	$15,260.7	$2,295.3	$999.9	$1,950.7	$739.3	$390.1	$8,885.4

Long-term debt, ONEOK Partners senior notes, Term Loan Agreement, Guardian Pipeline senior notes and commercial paper borrowings - The amount of principal due in each period.

Interest payments on debt - Interest payments are calculated by multiplying long-term debt principal amount by the respective coupon rates.

Operating leases - Our operating leases include leases for office space and pipeline equipment.

Firm transportation and storage contracts - The Natural Gas Gathering and Processing and Natural Gas Liquids segments are party to fixed-price contracts for firm transportation and storage capacity.

Energy services firm transportation and storage contracts - These obligations include future payments related to released contracts. See additional information in Note Q in the Notes to the Consolidated Financial Statements.

Financial and physical derivatives - These are obligations arising from ONEOK Partners’ fixed- and variable-price purchase commitments for physical and financial commodity derivatives. Estimated future variable-price purchase commitments are based on market information at December 31, 2016. Actual future variable-price purchase obligations may vary depending on market prices at the time of delivery. Sales of the related physical volumes and net positive settlements of financial derivatives are not reflected in the table above.

Employee benefit plans - We contributed $7.5 million to our defined benefit pension plan in January 2017 and expect to make approximately $2.0 million in contributions to our postretirement plans in 2017. See Note L of the Notes to Consolidated Financial Statements in this Annual Report for discussion of our employee benefit plans.

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

One should not place undue reliance on forward-looking statements. Known and unknown risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. Those factors may affect our operations, markets, products, services and prices. In addition to any assumptions and other factors referred to specifically in connection with the forward-looking statements, factors that could cause our actual results to differ materially from those contemplated in any forward-looking statement include, among others, the following:

•	the ability to obtain the requisite approvals from our shareholders or ONEOK Partners’ unitholders relating to the Merger Transaction;

•
the risk that we or ONEOK Partners may be unable to obtain governmental and regulatory approvals required for the Merger Transaction, if any, or required governmental and regulatory approvals, if any, may delay the Merger Transaction or result in the imposition of conditions that could cause the parties to abandon the Merger Transaction;

•	the risk that a condition to closing of the Merger Transaction may not be satisfied;

•	the timing to consummate the Merger Transaction;

•	the risk that cost savings, tax benefits and any other synergies from the Merger Transaction may not be fully realized or may take longer to realize than expected;

•	disruption from the Merger Transaction may make it more difficult to maintain relationships with customers, employees or suppliers;

•	the possible diversion of management time on Merger Transaction-related issues;

•	the impact and outcome of pending and future litigation, including litigation, if any, relating to the Merger Transaction;

•	the effects of weather and other natural phenomena, including climate change, on our operations, demand for our services and energy prices;

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

We are exposed to market risk due to commodity price and interest-rate volatility. Market risk is the risk of loss arising from adverse changes in market rates and prices. We may use financial instruments, including forward sales, swaps, options and futures, to manage the risks of certain identifiable or anticipated transactions and achieve a more predictable cash flow. Our risk-management function follows established policies and procedures to monitor ONEOK Partners’ natural gas, condensate and NGL marketing activities and our and ONEOK Partners’ interest rates to ensure our hedging activities mitigate market risks. Neither we nor ONEOK Partners use financial instruments for trading purposes.

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

COMMODITY PRICE RISK

As part of its hedging strategy, ONEOK Partners uses commodity derivative financial instruments and physical-forward contracts described in Note D of the Notes to Consolidated Financial Statements in this Annual Report to minimize the impact of near-term price fluctuations related to natural gas, NGLs and condensate.

ONEOK Partners is exposed to basis risk between the various production and market locations where it receives and sells commodities. Although ONEOK Partners’ businesses are predominately fee-based, in the Natural Gas Gathering and Processing segment, ONEOK Partners is exposed to commodity price risk as a result of retaining a portion of the commodity sales proceeds associated with its POP with fee contracts. ONEOK Partners has restructured a portion of its POP with fee contracts to include significantly higher fees, which reduces its equity volumes and the related commodity price exposure. However, under certain POP with fee contracts, ONEOK Partners’ fee revenues may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds.

The following tables set forth hedging information for the Natural Gas Gathering and Processing segment’s forecasted equity volumes for the periods indicated:

	Year Ending December 31, 2017
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	8.0	$0.51	/ gallon	91%
Condensate (MBbl/d) - WTI-NYMEX	1.8	$44.88	/ Bbl	72%
Natural gas (BBtu/d) - NYMEX and basis	73.1	$2.63	/ MMBtu	97%

	Year Ending December 31, 2018
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	1.9	$0.68	/ gallon	22%
Condensate (MBbl/d) - WTI-NYMEX	0.6	$56.80	/ Bbl	25%
Natural gas (BBtu/d) - NYMEX and basis	49.7	$2.80	/ MMBtu	74%

The Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at December 31, 2016. Condensate sales are typically based on the price of crude oil. We estimate the following for ONEOK Partners’ forecasted equity volumes, including the effects of hedging information set forth above, and assuming normal operating conditions, for the year ending December 31, 2017:

•	a $0.01 per-gallon change in the composite price of NGLs would change 12-month adjusted EBITDA for the year ending December 31, 2017, by approximately $0.4 million;

•	a $1.00 per-barrel change in the price of crude oil would change 12-month adjusted EBITDA for the year ending December 31, 2017, by approximately $0.4 million; and

•	a $0.10 per-MMBtu change in the price of residue natural gas would change 12-month adjusted EBITDA for the year ending December 31, 2017, by approximately $0.1 million.

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

The following tables set forth hedging information related to purchased put options to reduce commodity price sensitivity associated with certain POP with fee contracts:

	Year Ending December 31, 2017
	Volumes Hedged	Average Strike Price		Fair Value Asset at December 31, 2016
				(Millions of dollars)
Natural gas (BBtu/d) - NYMEX	147.9	$2.47	/ MMBtu	$1.0

See Note D of the Notes to Consolidated Financial Statements in this Annual Report for more information on ONEOK Partners’ hedging activities.

INTEREST-RATE RISK

We and ONEOK Partners are exposed to interest-rate risk through the ONEOK Credit Agreement, the ONEOK Partners Credit Agreement, ONEOK Partners’ commercial paper program, Term Loan Agreement and long-term debt issuances. Future increases in LIBOR, corporate commercial paper rates or investment-grade corporate bond rates could expose us to increased interest costs on future borrowings. We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. In January 2016, ONEOK Partners entered into interest-rate swaps with notional amounts totaling $1 billion to hedge the variability of its LIBOR-based interest payments, all of which were active swaps as of December 31, 2016. In addition, in June 2016, ONEOK Partners entered into forward-starting interest-rate swaps with notional amounts totaling $750 million to hedge the variability of interest payments on a portion of its forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued, resulting in total notional amounts of this type of interest-rate swap of $1.2 billion at December 31, 2016, compared with $400 million at December 31, 2015. All of ONEOK Partners’ interest-rate swaps are designated as cash flow hedges. At December 31, 2016, ONEOK Partners had derivative assets of $47.5 million and derivative liabilities of $12.8 million related to these interest-rate swaps. At December 31, 2015, ONEOK Partners had derivative liabilities of $9.9 million related to these interest-rate swaps.

See Note D of the Notes to Consolidated Financial Statements in this Annual Report for more information on ONEOK Partners’ hedging activities.

COUNTERPARTY CREDIT RISK

ONEOK and ONEOK Partners assess the creditworthiness of their counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate. Certain of ONEOK Partners’ counterparties to the Natural Gas Gathering and Processing segment’s natural gas sales, the Natural Gas Liquids segment’s marketing activities and the Natural Gas Pipelines segment’s storage activities may be impacted by the low commodity price environment and could experience financial problems, which could result in nonpayment and/or nonperformance, which could adversely impact our results of operations.

Customer concentration - In 2016, no single customer represented more than 10 percent of our consolidated revenues and only 26 customers individually represented one percent or more of our consolidated revenues, the majority of which are investment-grade customers, as rated by S&P, Moody’s or our comparable internal ratings, or secured by letters of credit or other collateral.

Natural Gas Gathering and Processing - The Natural Gas Gathering and Processing segment’s customers are primarily crude oil and natural gas producers, which include both large integrated and independent exploration and production companies. ONEOK Partners is not typically exposed to material credit risk with exploration and production customers under POP with fee contracts as ONEOK Partners sells the commodities and remits a portion of the sales proceeds back to the producer customer. In 2016 and 2015, approximately 99 percent of the downstream commodity sales in the Natural Gas Gathering and Processing segment were made to investment-grade customers, as rated by S&P, Moody’s or our comparable internal ratings, or were secured by letters of credit or other collateral.

Natural Gas Liquids - The Natural Gas Liquids segment’s customers are primarily NGL and natural gas gathering and processing companies; large and independent crude oil and natural gas production companies; propane distributors; ethanol producers; and petrochemical, refining and NGL marketing companies. ONEOK Partners earns fee-based revenue from NGL and natural gas gathering and processing customers and natural gas liquids pipeline transportation customers. ONEOK Partners is not typically exposed to material credit risk on the majority of its exchange services fee revenues, as ONEOK Partners purchases NGLs from its gathering and processing customers and deducts fees from the amounts it remits. ONEOK Partners also earns sales revenue on the downstream sales of NGL products. In 2016 and 2015, approximately 80 percent of this segment’s commodity sales were made to investment-grade customers, as rated by S&P, Moody’s or our comparable internal ratings, or were secured by letters of credit or other collateral. In addition, the majority of the Natural Gas Liquids segment’s pipeline tariffs provide ONEOK Partners the ability to require security from shippers.

Natural Gas Pipelines - The Natural Gas Pipelines segment’s customers are primarily local natural gas distribution companies, electric-generation facilities, large industrial companies, municipalities, irrigation customers and marketing companies. In 2016 and 2015, approximately 85 percent of the revenues in this segment were from investment-grade customers, as rated by S&P, Moody’s or our comparable internal ratings, or were secured by letters of credit or other collateral. In addition, the majority of the Natural Gas Pipelines segment’s pipeline tariffs provide ONEOK Partners the ability to require security from shippers.

This page intentionally left blank.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
ONEOK, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of ONEOK, Inc. and its subsidiaries (the Company) at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 28, 2017

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Years Ended December 31,
	2016	2015	2014
	(Thousands of dollars, except per share amounts)
Revenues
Commodity sales	$6,858,456	$6,098,343	$10,724,981
Services	2,062,478	1,664,863	1,470,110
Total revenues	8,920,934	7,763,206	12,195,091
Cost of sales and fuel (exclusive of items shown separately below)	6,496,124	5,641,052	10,088,548
Operations and maintenance	668,335	605,748	599,143
Depreciation and amortization	391,585	354,620	294,684
Impairment of long-lived assets (Note E)	—	83,673	—
General taxes	88,849	87,583	75,744
Gain on sale of assets	(9,635)	(5,629)	(6,599)
Operating income	1,285,676	996,159	1,143,571
Equity in net earnings from investments (Note N)	139,690	125,300	117,415
Impairment of equity investments (Note N)	—	(180,583)	(76,412)
Allowance for equity funds used during construction	209	2,179	14,937
Other income	6,091	368	5,598
Other expense	(4,059)	(4,760)	(29,073)
Interest expense (net of capitalized interest of $10,591, $36,572 and $54,813, respectively)	(469,651)	(416,787)	(356,163)
Income before income taxes	957,956	521,876	819,873
Income taxes (Note M)	(212,406)	(136,600)	(151,158)
Income from continuing operations	745,550	385,276	668,715
Income (loss) from discontinued operations, net of tax (Note Q)	(2,051)	(6,081)	(5,607)
Net income	743,499	379,195	663,108
Less: Net income attributable to noncontrolling interests	391,460	134,218	349,001
Net income attributable to ONEOK	$352,039	$244,977	$314,107
Amounts attributable to ONEOK:
Income from continuing operations	$354,090	$251,058	$319,714
Income (loss) from discontinued operations	(2,051)	(6,081)	(5,607)
Net income	$352,039	$244,977	$314,107
Basic earnings per share:
Income from continuing operations (Note J)	$1.68	$1.19	$1.53
Income (loss) from discontinued operations	(0.01)	(0.02)	(0.03)
Net income	$1.67	$1.17	$1.50
Diluted earnings per share:
Income from continuing operations (Note J)	$1.67	$1.19	$1.52
Income (loss) from discontinued operations	(0.01)	(0.03)	(0.03)
Net income	$1.66	$1.16	$1.49
Average shares (thousands)
Basic	211,128	210,208	209,391
Diluted	212,383	210,541	210,427
Dividends declared per share of common stock	$2.46	$2.43	$2.125
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2016	2015	2014
	(Thousands of dollars)
Net income	$743,499	$379,195	$663,108
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives, net of tax of $5,452, $(6,138) and $10,029, respectively	(30,300)	41,362	(58,307)
Realized (gains) losses on derivatives in net income, net of tax of $230, $8,815 and $(14,098), respectively	(6,977)	(54,709)	41,723
Unrealized holding gains (losses) on available-for-sale securities, net of tax of $0, $648 and $(106), respectively	—	(955)	98
Change in pension and postretirement benefit plan liability, net of tax of $11,128, $(10,278) and $15,781, respectively	(16,693)	15,416	(23,672)
Other comprehensive income (loss) on investments in unconsolidated affiliates, net of tax of $270, $293 and $0, respectively	(1,505)	(1,632)	—
Total other comprehensive income (loss), net of tax	(55,475)	(518)	(40,158)
Comprehensive income	688,024	378,677	622,950
Less: Comprehensive income attributable to noncontrolling interests	363,093	124,589	326,598
Comprehensive income attributable to ONEOK	$324,931	$254,088	$296,352
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2016	2015
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$248,875	$97,619
Accounts receivable, net	872,430	593,979
Materials and supplies	60,912	76,696
Natural gas and natural gas liquids in storage	140,034	128,084
Commodity imbalances	60,896	38,681
Other current assets	45,986	39,946
Assets of discontinued operations (Note Q)	551	205
Total current assets	1,429,684	975,210

Property, plant and equipment
Property, plant and equipment	15,078,497	14,530,460
Accumulated depreciation and amortization	2,507,094	2,156,471
Net property, plant and equipment (Note E)	12,571,403	12,373,989

Investments and other assets
Investments in unconsolidated affiliates (Note N)	958,807	948,221
Goodwill and intangible assets (Note F)	1,005,359	1,017,258
Other assets	162,998	112,598
Assets of discontinued operations (Note Q)	10,500	18,835
Total investments and other assets	2,137,664	2,096,912
Total assets	$16,138,751	$15,446,111
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2016	2015
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt (Note G)	$410,650	$110,650
Short-term borrowings (Note G)	1,110,277	546,340
Accounts payable	874,731	615,982
Commodity imbalances	142,646	74,460
Accrued interest	112,514	129,043
Other current liabilities	166,042	132,556
Liabilities of discontinued operations (Note Q)	19,841	29,235
Total current liabilities	2,836,701	1,638,266

Long-term debt, excluding current maturities (Note G)	7,919,996	8,323,582

Deferred credits and other liabilities
Deferred income taxes (Note M)	1,623,822	1,436,715
Other deferred credits	321,846	264,248
Liabilities of discontinued operations (Note Q)	7,471	16,964
Total deferred credits and other liabilities	1,953,139	1,717,927

Commitments and contingencies (Note P)

Equity (Note H)
ONEOK shareholders’ equity:
Common stock, $0.01 par value:
authorized 600,000,000 shares; issued 245,811,180 shares and outstanding 210,681,661 shares at December 31, 2016; issued 245,811,180 shares and outstanding 209,731,028 shares at December 31, 2015	2,458	2,458
Paid-in capital	1,234,314	1,378,444
Accumulated other comprehensive loss (Note I)	(154,350)	(127,242)
Retained earnings	—	—
Treasury stock, at cost: 35,129,519 shares at December 31, 2016 and 36,080,152 shares at December 31, 2015	(893,677)	(917,862)
Total ONEOK shareholders’ equity	188,745	335,798

Noncontrolling interests in consolidated subsidiaries	3,240,170	3,430,538

Total equity	3,428,915	3,766,336
Total liabilities and equity	$16,138,751	$15,446,111
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2016	2015	2014
	(Thousands of dollars)
Operating activities
Net income	$743,499	$379,195	$663,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	391,585	354,620	306,038
Impairment charges	—	264,256	76,412
Equity in net earnings from investments	(139,690)	(125,300)	(117,415)
Distributions received from unconsolidated affiliates	144,673	122,003	117,912
Deferred income taxes	211,638	137,737	156,728
Share-based compensation expense	40,563	16,435	26,226
Pension and postretirement benefit expense, net of contributions	11,643	14,814	18,093
Allowance for equity funds used during construction	(209)	(2,179)	(14,937)
Gain on sale of assets	(9,635)	(5,629)	(6,599)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(285,806)	157,051	381,513
Natural gas and natural gas liquids in storage	(11,950)	6,050	160,860
Accounts payable	287,632	(205,143)	(417,993)
Commodity imbalances, net	45,971	(4,083)	(90,354)
Settlement of exit activities liabilities	(19,906)	(38,536)	(51,757)
Accrued interest	(16,529)	24,166	(4,351)
Risk-management assets and liabilities	(78,136)	(32,370)	59,539
Other assets and liabilities, net	36,271	(56,107)	22,587
Cash provided by operating activities	1,351,614	1,006,980	1,285,610
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(624,634)	(1,188,312)	(1,779,150)
Cash paid for acquisitions, net of cash received	—	—	(814,934)
Contributions to unconsolidated affiliates	(68,275)	(27,540)	(1,063)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	52,044	33,915	21,107
Proceeds from sale of assets	25,420	3,825	7,817
Other	—	(12,607)	—
Cash used in investing activities	(615,445)	(1,190,719)	(2,566,223)
Financing activities
Dividends paid	(517,601)	(509,197)	(443,817)
Distributions to noncontrolling interests	(549,419)	(535,825)	(447,459)
Borrowing (repayment) of short-term borrowings, net	563,937	(508,956)	490,834
Issuance of ONE Gas debt, net of discounts	—	—	1,199,994
Issuance of long-term debt, net of discounts	1,000,000	1,291,506	—
ONE Gas long-term debt financing costs	—	—	(9,663)
Debt financing costs	(2,770)	(17,515)	—
Repayment of long-term debt	(1,108,040)	(7,753)	(557,679)
Issuance of common stock	21,971	20,669	19,150
Issuance of common units, net of issuance costs	—	375,660	1,113,139
Cash of ONE Gas at separation	—	—	(60,000)
Other	7,130	—	—
Cash provided by (used in) financing activities	(584,792)	108,589	1,304,499
Change in cash and cash equivalents	151,377	(75,150)	23,886
Change in cash and cash equivalents included in discontinued operations	(121)	(43)	3,361
Change in cash and cash equivalents from continuing operations	151,256	(75,193)	27,247
Cash and cash equivalents at beginning of period	97,619	172,812	145,565
Cash and cash equivalents at end of period	$248,875	$97,619	$172,812
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$461,208	$367,835	$340,144
Cash paid (refunds received) for income taxes	$361	$3,324	$(11,881)
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	ONEOK Shareholders’ Equity
	Common Stock Issued	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Loss
	(Shares)	(Thousands of dollars)
January 1, 2014	245,811,180	$2,458	$1,433,600	$(121,987)
Net income	—	—	—	—
Other comprehensive income (loss)	—	—	—	(17,755)
Common stock issued	—	—	(18,307)	—
Common stock dividends - $2.125 per share (Note H)	—	—	—	—
Issuance of common units of ONEOK Partners (Note O)	—	—	156,143	—
Distribution of ONE Gas to shareholders (Note Q)	—	—	—	3,389
Distributions to noncontrolling interests	—	—	—	—
West Texas LPG noncontrolling interest (Note R)	—	—	—	—
Other	—	—	(29,853)	—
December 31, 2014	245,811,180	2,458	1,541,583	(136,353)
Net income	—	—	—	—
Other comprehensive income (loss) (Note I)	—	—	—	9,111
Common stock issued	—	—	(7,550)	—
Common stock dividends - $2.43 per share (Note H)	—	—	(126,090)	—
Issuance of common units of ONEOK Partners (Note O)	—	—	(34,446)	—
Distributions to noncontrolling interests	—	—	—	—
Other	—	—	4,947	—
December 31, 2015	245,811,180	2,458	1,378,444	(127,242)
Net income	—	—	—	—
Other comprehensive income (loss) (Note I)	—	—	—	(27,108)
Common stock issued	—	—	2,331	—
Common stock dividends - $2.46 per share (Note H)	—	—	(165,562)	—
Distributions to noncontrolling interests	—	—	—	—
Other	—	—	19,101	—
December 31, 2016	245,811,180	$2,458	$1,234,314	$(154,350)
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Continued)
	ONEOK Shareholders’ Equity
	Retained Earnings	Treasury Stock	Noncontrolling Interest in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2014	$2,020,815	$(997,035)	$2,507,329	$4,845,180
Net income	314,107	—	349,001	663,108
Other comprehensive income (loss)	—	—	(22,403)	(40,158)
Common stock issued	—	43,334	—	25,027
Common stock dividends - $2.125 per share (Note H)	(443,817)	—	—	(443,817)
Issuance of common units of ONEOK Partners (Note O)	—	—	864,387	1,020,530
Distribution of ONE Gas to shareholders (Note Q)	(1,752,977)	—	—	(1,749,588)
Distributions to noncontrolling interests	—	—	(447,459)	(447,459)
West Texas LPG noncontrolling interest (Note R)	—	—	162,913	162,913
Other	—	—	—	(29,853)
December 31, 2014	138,128	(953,701)	3,413,768	4,005,883
Net income	244,977	—	134,218	379,195
Other comprehensive income (loss) (Note I)	—	—	(9,629)	(518)
Common stock issued	—	35,839	—	28,289
Common stock dividends - $2.43 per share (Note H)	(383,107)	—	—	(509,197)
Issuance of common units of ONEOK Partners (Note O)	—	—	428,443	393,997
Distributions to noncontrolling interests	—	—	(535,825)	(535,825)
Other	2	—	(437)	4,512
December 31, 2015	—	(917,862)	3,430,538	3,766,336
Net income	352,039	—	391,460	743,499
Other comprehensive income (loss) (Note I)	—	—	(28,367)	(55,475)
Common stock issued	—	24,185	—	26,516
Common stock dividends - $2.46 per share (Note H)	(352,039)	—	—	(517,601)
Distributions to noncontrolling interests	—	—	(549,419)	(549,419)
Other	—	—	(4,042)	15,059
December 31, 2016	$—	$(893,677)	$3,240,170	$3,428,915

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations - We are the sole general partner and owned 41.2 percent of ONEOK Partners, L.P. (NYSE: OKS), one of the largest publicly traded master limited partnerships, at December 31, 2016. We are a corporation incorporated under the laws of the state of Oklahoma, and our common stock is listed on the NYSE under the trading symbol “OKE.”

On January 31, 2017, we and ONEOK Partners entered into the Merger Agreement, by and among ONEOK, Merger Sub, ONEOK Partners and ONEOK Partners GP, the general partner of ONEOK Partners, pursuant to which we will acquire all of the outstanding common units representing limited partner interests in ONEOK Partners not already directly or indirectly owned by us. Upon the terms and conditions set forth in the Merger Agreement, Merger Sub will be merged with and into ONEOK Partners, with ONEOK Partners continuing as a wholly owned subsidiary of ours, in a taxable transaction to ONEOK Partners’ unitholders. For additional information on this transaction, see Note B.

ONEOK Partners is a publicly traded master limited partnership involved in the gathering, processing, storage and transportation of natural gas in the United States. In addition, ONEOK Partners owns one of the nation’s premier natural gas liquids systems, connecting NGL supply in the Mid-Continent, Permian and Rocky Mountain regions with key market centers.

The Natural Gas Gathering and Processing segment gathers and processes natural gas in the Mid-Continent region, which includes the NGL-rich STACK and SCOOP areas in the Anadarko Basin and the Cana-Woodford Shale, Woodford Shale, Springer Shale, Meramec, Granite Wash and Mississippian Lime formations of Oklahoma and Kansas, and the Hugoton and Central Kansas Uplift Basins in Kansas. ONEOK Partners also gathers and/or processes natural gas in two producing basins in the Rocky Mountain region: the Williston Basin, which spans portions of North Dakota and Montana and includes the oil-producing, NGL-rich Bakken Shale and Three Forks formations; and the Powder River Basin located in Wyoming, which includes the NGL-rich Niobrara Shale and Frontier, Turner and Sussex formations in Wyoming.

The Natural Gas Liquids segment consists of facilities that gather, fractionate and treat NGLs and store NGL products primarily in Oklahoma, Kansas, Texas, New Mexico and the Rocky Mountain region where it provides midstream services to producers of NGLs. The Natural Gas Liquids segment owns or has an ownership interest in FERC-regulated natural gas liquids gathering and distribution pipelines in Oklahoma, Kansas, Texas, New Mexico, Montana, North Dakota, Wyoming and Colorado, and terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois. It also owns FERC-regulated natural gas liquids distribution and refined petroleum products pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect its Mid-Continent assets with Midwest markets, including Chicago, Illinois. ONEOK Partners’ Natural Gas Liquids segment owns and operates truck- and rail-loading and -unloading facilities that interconnect with its NGL fractionation and pipeline assets.

The Natural Gas Pipelines segment operates interstate and intrastate natural gas transmission pipelines and natural gas storage facilities. ONEOK Partners’ FERC-regulated interstate natural gas pipeline assets transport natural gas through pipelines in North Dakota, Minnesota, Wisconsin, Illinois, Indiana, Kentucky, Tennessee, Oklahoma, Texas and New Mexico. ONEOK Partners’ intrastate natural gas pipeline assets in Oklahoma transport natural gas throughout the state and have access to the major natural gas producing areas in the Mid-Continent region, which include the emerging STACK and SCOOP areas in the Anadarko Basin and the Cana-Woodford Shale, Woodford Shale, Springer Shale, Meramec, Granite Wash and Mississippian Lime formations. The Roadrunner pipeline transports natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas, and is fully subscribed with 25-year firm demand charge, fee-based agreements. ONEOK Partners owns underground natural gas storage facilities in Oklahoma and Texas that are connected to its intrastate natural gas pipeline assets. ONEOK Partners also has underground natural gas storage facilities in Kansas.

On January 31, 2014, we completed the separation of our former natural gas distribution business into a stand-alone publicly traded company, ONE Gas. In addition, we completed the wind down of our former energy services business on March 31, 2014. Following the separation of the natural gas distribution business and the wind down of our energy services business, our primary source of income and cash flows is generated from our investment in ONEOK Partners. See Note Q for additional discussion of the separation of the natural gas distribution business and the wind down of the energy services business.

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

ONEOK Partners provides natural gas sales and transportation and storage services to our former natural gas distribution business. Prior to the completion of the energy services wind down, ONEOK Partners provided natural gas sales and transportation and storage services to our former energy services business. While these transactions were eliminated in consolidation in previous periods, they are reflected now as affiliate transactions and not eliminated in consolidation for all periods presented as these transactions have continued with third parties. See Note Q for additional information.

All significant intercompany balances and transactions have been eliminated in consolidation.

Investments in unconsolidated affiliates are accounted for using the equity method if we have the ability to exercise significant influence over operating and financial policies of our investee. Under this method, an investment is carried at its acquisition cost and adjusted each period for contributions made, distributions received and our share of the investee’s comprehensive income. For the investments we account for under the equity method, the premium or excess cost over underlying fair value of net assets is referred to as equity-method goodwill. Impairment of equity investments is recorded when the impairments are other than temporary. These amounts are recorded as investments in unconsolidated affiliates on our accompanying Consolidated Balance Sheets. See Note N for disclosures of our unconsolidated affiliates.

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

While many of the contracts in our derivative portfolio are executed in liquid markets where price transparency exists, some contracts are executed in markets for which market prices may exist, but the market may be relatively inactive. This results in limited price transparency that requires management’s judgment and assumptions to estimate fair values. For certain transactions, we utilize modeling techniques using NYMEX-settled pricing data and implied forward LIBOR curves. Inputs into our fair value estimates include commodity-exchange prices, over-the-counter quotes, historical correlations of pricing data, data obtained from third-party pricing services and LIBOR and other liquid money-market instrument rates. We validate our valuation inputs with third-party information and settlement prices from other sources, where available.

In addition, as prescribed by the income approach, we compute the fair value of the derivative portfolio by discounting the projected future cash flows from the derivative assets and liabilities to present value using interest-rate yields to calculate present-value discount factors derived from LIBOR, Eurodollar futures and the LIBOR interest-rate swaps market. We also take into consideration the potential impact on market prices of liquidating positions in an orderly manner over a reasonable period of time under current market conditions. We consider current market data in evaluating counterparties’, as well as our own, nonperformance risk, net of collateral, by using specific and sector bond yields and monitoring the credit default swap markets. Although we use our best estimates to determine the fair value of the executed derivative contracts, the ultimate market prices realized could differ from our estimates, and the differences could be material.

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

See Note C for discussion of our fair value measurements.

Cash and Cash Equivalents - Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

Revenue Recognition - Our reportable segments recognize revenue when services are rendered or product is delivered. The Natural Gas Gathering and Processing segment records revenues when natural gas is gathered or processed through ONEOK Partners’ facilities. The Natural Gas Liquids segment records revenues based upon contracted services and volumes exchanged or stored under service agreements in the period services are provided. A portion of revenues for the Natural Gas Pipelines segment and the Natural Gas Liquids segment are recognized based upon contracted capacity and contracted volumes transported and stored under service agreements in the period services are provided. We disaggregate revenue on the Consolidated Statements of Income as follows:

•
Commodity sales - Commodity sales represent the sale of NGLs, condensate and residue natural gas. ONEOK Partners generally purchases a supplier’s raw natural gas or unfractionated NGLs, which it processes into marketable commodities and condensate, then sells those commodities and condensate to downstream customers. Commodity sales are recognized upon delivery or title transfer to the customer, when revenue recognition criteria are met.

•	Service revenue - Service revenue represents the fees generated from the performance of ONEOK Partners’ services.

ONEOK Partners enters into a variety of contract types that provide commodity sales and service revenue. ONEOK Partners provides services primarily under the following types of contracts:

•
Fee-based - Under fee-based arrangements, ONEOK Partners receives a fee or fees for one or more of the following services: gathering, compression, processing, transmission and storage of natural gas; and gathering, transportation, fractionation and storage of NGLs. The revenue ONEOK Partners earns from these arrangements generally is directly related to the volume of natural gas and NGLs that flow through ONEOK Partners’ systems and facilities, and is not normally directly dependent on commodity prices. However, to the extent a sustained decline in commodity prices results in a decline in volumes, ONEOK Partners’ revenues from these arrangements would be reduced. In addition, many of ONEOK Partners’ arrangements provide for fixed fee, minimum volume or firm demand charges. Fee-based arrangements are reported as service revenue on the Consolidated Statements of Income.

•
Percent-of-proceeds - Under POP arrangements in the Natural Gas Gathering and Processing segment, ONEOK Partners generally purchases the producer’s raw natural gas which it processes into natural gas and natural gas liquids, then sells these commodities and condensate to downstream customers. ONEOK Partners remits sales proceeds to the producer according to the contractual terms and retains its portion. Typically, ONEOK Partners’ POP arrangements also include a fee-based component.

In many cases, the Natural Gas Gathering and Processing segment provides services under contracts that contain a combination of the arrangements described above. When services are provided (in addition to raw natural gas purchased) under POP with fee contracts, ONEOK Partners records such fees as service revenue on the Consolidated Statements of Income. The terms of ONEOK Partners’ contracts vary based on natural gas quality conditions, the competitive environment when the contracts are signed and customer requirements.

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

Accounts Receivable - Accounts receivable represent valid claims against nonaffiliated customers for products sold or services rendered, net of allowances for doubtful accounts. We assess the creditworthiness of our counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate. Outstanding customer receivables are reviewed regularly for possible nonpayment indicators and allowances for doubtful accounts are recorded based upon management’s estimate of collectability at each balance sheet date. At December 31, 2016 and 2015, the allowance for doubtful accounts was not material.

Inventory - The values of current natural gas and NGLs in storage are determined using the lower of weighted-average cost or market method. Noncurrent natural gas and NGLs are classified as property and valued at cost. Materials and supplies are valued at average cost.

Commodity Imbalances - Commodity imbalances represent amounts payable or receivable for NGL exchange contracts and natural gas pipeline imbalances and are valued at market prices. Under the majority of ONEOK Partners’ NGL exchange agreements, it physically receives volumes of unfractionated NGLs, including the risk of loss and legal title to such volumes, from the exchange counterparty. In turn, ONEOK Partners delivers NGL products back to the customer and charges them gathering, fractionation and transportation fees. To the extent that the volumes ONEOK Partners receives under such agreements differ from those it delivers, we record a net exchange receivable or payable position with the counterparties. These net exchange receivables and payables are settled with movements of NGL products rather than with cash. Natural gas pipeline imbalances are settled in cash or in-kind, subject to the terms of the pipelines’ tariffs or by agreement.

Derivatives and Risk Management - We utilize derivatives to reduce our market-risk exposure to commodity price and interest-rate fluctuations and to achieve more predictable cash flows. We record all derivative instruments at fair value, with the exception of normal purchases and normal sales transactions that are expected to result in physical delivery. Commodity price and interest-rate volatility may have a significant impact on the fair value of derivative instruments as of a given date.

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

See Notes C and D for more discussion of our fair value measurements and risk-management and hedging activities using derivatives.

Property, Plant and Equipment - Our properties are stated at cost, including AFUDC and capitalized interest. In some cases, the cost of regulated property retired or sold, plus removal costs, less salvage, is charged to accumulated depreciation. Gains and losses from sales or transfers of nonregulated properties or an entire operating unit or system of our regulated properties are recognized in income. Maintenance and repairs are charged directly to expense.

The interest portion of AFUDC and capitalized interest represent the cost of borrowed funds used to finance construction activities for regulated and nonregulated projects, respectively. We capitalize interest costs during the construction or upgrade of qualifying assets. These costs are recorded as a reduction to interest expense. The equity portion of AFUDC represents the capitalization of the estimated average cost of equity used during the construction of major projects and is recorded in the cost of our regulated properties and as a credit to the allowance for equity funds used during construction.

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

Impairment of Goodwill and Long-Lived Assets, Including Intangible Assets - We assess our goodwill for impairment at least annually on July 1, unless events or changes in circumstances indicate an impairment may have occurred before that time. As the commodity-price environment has remained relatively low since 2015, we elected to perform a quantitative assessment, or Step 1 analysis, to test our goodwill for impairment. The assessment included our current commodity price assumptions, expected contractual terms, anticipated operating costs and volume estimates. Our goodwill impairment analysis performed as of July 1, 2016, did not result in an impairment charge nor did our analysis reflect any reporting units at risk. In each reporting unit, the fair value substantially exceeded the carrying value. Subsequent to that date, no event has occurred indicating that the implied fair value of each of our reporting units is less than the carrying value of its net assets.

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

As part of our indefinite-lived intangible asset impairment test, we first assess qualitative factors similar to those considered in the goodwill impairment test to determine whether it is more likely than not that the indefinite-lived intangible asset was impaired. If further testing is necessary, we compare the estimated fair value of our indefinite-lived intangible asset with its book value. The fair value of our indefinite-lived intangible asset is estimated using the market approach. Under the market approach, we apply multiples to forecasted cash flows of the assets associated with our indefinite-lived intangible asset. The multiples used are consistent with historical asset transactions. After assessing qualitative and quantitative factors, we determined that there were no impairments to our indefinite-lived intangible asset in 2016. There were also no impairment charges resulting from our 2015 and 2014 annual impairment tests.

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

For the investments we account for under the equity method, the impairment test considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. Therefore, we periodically reevaluate the amount at which we carry our equity-method investments to determine whether current events or circumstances warrant adjustments to our carrying values.

See Notes E, F and N for our long-lived assets, goodwill and intangible assets and investments in unconsolidated affiliates disclosures.

Regulation - ONEOK Partners’ intrastate natural gas transmission and natural gas liquids pipelines are subject to the rate regulation and accounting requirements of the OCC, KCC, RRC and various municipalities in Texas. ONEOK Partners’ interstate natural gas and natural gas liquids pipelines are subject to regulation by the FERC. In Kansas and Texas, natural gas storage may be regulated by the state and the FERC for certain types of services. Portions of the Natural Gas Liquids and Natural Gas Pipelines segments follow the accounting and reporting guidance for regulated operations. In our Consolidated Financial Statements and our Notes to Consolidated Financial Statements, regulated operations are defined pursuant to Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 980, Regulated Operations. During the rate-making process for certain of ONEOK Partners’ assets, regulatory authorities set the framework for what ONEOK Partners can charge customers for its services and establish the manner that its costs are accounted for, including allowing ONEOK Partners to defer recognition of certain costs and permitting recovery of the amounts through rates over time, as opposed to expensing such costs as incurred. Certain examples of types of regulatory guidance include costs for fuel and losses, acquisition costs, contributions in aid of construction, charges for depreciation and gains or losses on disposition of assets. This allows ONEOK Partners to stabilize rates over time rather than passing such costs on to the customer for immediate recovery. Actions by regulatory authorities could have an effect on the amount recovered from rate payers. Any difference in the amount recoverable and the amount deferred is recorded as income or expense at the time of the regulatory action. A write-off of regulatory assets and costs not recovered may be required if all or a portion of the regulated operations have rates that are no longer:

•	established by independent, third-party regulators;

•	designed to recover the specific entity’s costs of providing regulated services; and

•	set at levels that will recover our costs when considering the demand and competition for our services.

At December 31, 2016 and 2015, we recorded regulatory assets of approximately $5.5 million and $5.8 million, respectively, which are currently being recovered and are expected to be recovered from ONEOK Partners’ customers. Regulatory assets are being recovered as a result of approved rate proceedings over varying time periods up to 50 years. These assets are reflected in other assets on our Consolidated Balance Sheets.

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

We utilize a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that is taken or expected to be taken in a tax return. We reflect penalties and interest as part of income tax expense as they become applicable for tax provisions that do not meet the more-likely-than-not recognition threshold and measurement attribute. During 2016, 2015 and 2014, our tax positions did not require an establishment of a material reserve.

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

Asset Retirement Obligations - Asset retirement obligations represent legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. Certain long-lived assets that comprise ONEOK Partners’ natural gas gathering and processing, natural gas liquids and natural gas pipeline facilities are subject to agreements or regulations that give rise to asset retirement obligations for removal or other disposition costs associated with retiring the assets in place upon the discontinued use of the assets. We recognize the fair value of a liability for an asset-retirement obligation in the period when it is incurred if a reasonable estimate of the fair value can be made. We are not able to estimate reasonably the fair value of the asset retirement obligations for portions of ONEOK Partners’ assets, primarily certain pipeline assets, because the settlement dates are indeterminable given the expected continued use of the assets with proper maintenance. We expect ONEOK Partners’ pipeline assets, for which we are unable to estimate reasonably the fair value of the asset retirement obligation, will continue in operation as long as supply and demand for natural gas and natural gas liquids exists. Based on the widespread use of natural gas for heating and cooking activities for residential users and electric-power generation for commercial users, as well as use of natural gas liquids by the petrochemical industry, we expect supply and demand to exist for the foreseeable future.

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

Contingencies - Our accounting for contingencies covers a variety of business activities, including contingencies for legal and environmental exposures. We accrue these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered and an amount can be estimated reasonably. We expense legal fees as incurred and base our legal liability estimates on currently available facts and our estimates of the ultimate outcome or resolution. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of a remediation feasibility study. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Our expenditures for environmental evaluation, mitigation, remediation and compliance to date have not been significant in relation to our financial position or results of operations, and our expenditures related to environmental matters had no material effect on earnings or cash flows during 2016, 2015 and 2014. Actual results may differ from our estimates resulting in an impact, positive or negative, on earnings. See Note P for additional discussion of contingencies.

Share-Based Payments - We expense the fair value of share-based payments net of estimated forfeitures. We estimate forfeiture rates based on historical forfeitures under our share-based payment plans.

Earnings per Common Share - Basic EPS is calculated based on the daily weighted-average number of shares of common stock outstanding during the period, vested restricted and performance units that have been deferred and share awards deferred under the compensation plan for non-employee directors. Diluted EPS is calculated based on the daily weighted-average number of shares of common stock outstanding during the period plus potentially dilutive components. The dilutive components are calculated based on the dilutive effect for each quarter. For fiscal-year periods, the dilutive components for each quarter are averaged to arrive at the fiscal year-to-date dilutive component.

Recently Issued Accounting Standards Update - Changes to GAAP are established by the FASB in the form of ASUs to the FASB Accounting Standards Codification. We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or clarifications of ASUs listed below. The following tables provide a brief description of recent accounting pronouncements and our analysis of the effects on our financial statements:

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
First quarter 2016
As a result of adopting this standard, we no longer consolidate ONEOK Partners under the presumption that a general partner should consolidate a limited partnership. We concluded, however, that ONEOK Partners is a VIE and ONEOK is the primary beneficiary, and we therefore consolidate ONEOK Partners under the variable interest model of consolidation. There was no financial statement impact due to the change in consolidation methodology. See Note O for additional information.

ASU 2014-15, “Presentation of Financial Statements- Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”
This standard provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.
		Fourth quarter 2016	The impact of adopting this standard was not material.

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standards that are not yet adopted
ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”	The standard requires that inventory, excluding inventory measured using last-in, first-out (LIFO) or the retail inventory method, be measured at the lower of cost or net realizable value.	First quarter 2017	We do not expect the adoption of this standard to materially impact us.
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
First quarter 2017
As a result of adopting this guidance, we expect to record an adjustment increasing beginning retained earnings and deferred tax assets in the first quarter 2017 of approximately $73 million to recognize previously unrecognized cumulative excess tax benefits related to share-based payments on a modified retrospective basis.  Prospectively, all share-based payment tax effects will be recorded in earnings.  We do not expect the other effects of adopting this standard to materially impact us.

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
		First quarter 2019	We are evaluating our current leases and the impact of the standard on our internal controls, accounting policies and financial statements and disclosures.

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standards that are not yet adopted (continued)
ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”
The standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented net of the allowance for credit losses to reflect the net carrying value at the amount expected to be collected on the financial asset; and the initial allowance for credit losses for purchased financial assets, including available-for-sale debt securities, to be added to the purchase price rather than being reported as a credit loss expense.
		First quarter 2020	We are evaluating the impact of this standard on us.
ASU 2017-04, “Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”
The standard simplifies the subsequent measurement of goodwill by eliminating the requirement to calculate the implied fair value of goodwill under step 2. Instead, an entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The standard does not change step zero or step 1 assessments.
		First quarter 2020	We are evaluating the impact of this standard on us.

B.	ACQUISITION OF ONEOK PARTNERS

On January 31, 2017, we and ONEOK Partners entered into the Merger Agreement in which we will acquire all of ONEOK Partners’ outstanding common units representing limited partner interests in ONEOK Partners not already directly or indirectly owned by us in an all stock-for-unit transaction at a ratio of 0.985 of our common shares per common unit of ONEOK Partners, in a taxable transaction to ONEOK Partners’ common unitholders. Following completion of the Merger Transaction, all of ONEOK Partners’ outstanding common units will be directly or indirectly owned by us and will no longer be publicly traded. All of our and ONEOK Partners’ outstanding debt is expected to remain outstanding. We and ONEOK Partners expect to enter into a cross guarantee agreement whereby each party to the agreement unconditionally guarantees and becomes liable for the indebtedness of each other party to the agreement.

A Special Committee of our Board of Directors, the Conflicts Committee of the Board of Directors of the general partner of ONEOK Partners and the Board of Directors of the general partner of ONEOK Partners each unanimously approved the Merger Agreement. Subject to customary approvals and conditions, the Merger Transaction is expected to close in the second quarter of 2017. The Merger Transaction is subject to the approval of ONEOK Partners’ common unitholders and the approval by our shareholders of the issuance of ONEOK common shares in the Merger Transaction.

The Merger Agreement contains certain termination rights, including the right for either us or ONEOK Partners, as applicable, to terminate the Merger Agreement if the closing of the transactions contemplated by the Merger Agreement has not occurred on or before September 30, 2017. In the event of termination of the Merger Agreement under certain circumstances, we may be required to pay ONEOK Partners a termination fee in the form of a temporary reduction in incentive distributions (up to, in certain instances, $300 million) and, under other certain circumstances, ONEOK Partners may be required to pay us a termination fee of (up to, in certain instances, $300 million in cash).

If the Merger Transaction closes, the expected changes in our ownership interest in ONEOK Partners will be accounted for as an equity transaction pursuant to ASC 810 as we expect to continue to control ONEOK Partners, and no gain or loss will be recognized in our consolidated statements of income resulting from the Merger Transaction. In addition, the tax effects of the Merger Transaction will be reported as adjustments to other assets, deferred income taxes and additional paid-in capital consistent with ASC 740, Income Taxes (ASC 740).

C.	FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	December 31, 2016
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$1,147	$—	$4,564	$5,711	$(4,760)	$951
Interest-rate contracts	—	47,457	—	47,457	—	47,457
Total derivative assets	$1,147	$47,457	$4,564	$53,168	$(4,760)	$48,408

Derivative liabilities
Commodity contracts
Financial contracts	$(31,458)	$—	$(24,861)	$(56,319)	$56,319	$—
Physical contracts	—	—	(3,022)	(3,022)	—	(3,022)
Interest-rate contracts	—	(12,795)	—	(12,795)	—	(12,795)
Total derivative liabilities	$(31,458)	$(12,795)	$(27,883)	$(72,136)	$56,319	$(15,817)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis.  We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At December 31, 2016, we held no cash and posted $67.7 million of cash with various counterparties, including $51.6 million of cash collateral that is offsetting derivative net liability positions under master-netting arrangements in the table above. The remaining $16.1 million of cash collateral in excess of derivative net liability positions is included in other current assets in our Consolidated Balance Sheets.
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
(b) - Included in other current assets or other current liabilities in our Consolidated Balance Sheets.

The following table sets forth the reconciliation of our Level 3 fair value measurements for the periods indicated:

	Years Ended December 31,
Derivative Assets (Liabilities)	2016	2015
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$7,331	$9,285
Total realized/unrealized gains (losses):
Included in earnings (a)	(320)	216
Included in other comprehensive income (loss)	(30,330)	(2,170)
Net assets (liabilities) at end of period	$(23,319)	$7,331
(a) - Included in commodity sales revenues in our Consolidated Statements of Income.

Realized/unrealized gains (losses) include the realization of derivative contracts through maturity. During the years ended December 31, 2016 and 2015, gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the end of each reporting period were not material.

We recognize transfers into and out of the levels in the fair value hierarchy as of the end of each reporting period. During the years ended December 31, 2016 and 2015, there were no transfers between levels.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $8.8 billion and $7.4 billion at December 31, 2016 and 2015, respectively. The book value of long-term debt, including current maturities, was $8.3 billion and $8.4 billion at December 31, 2016 and 2015, respectively. The estimated fair value of the aggregate of ONEOK’s and ONEOK Partners’ long-term debt outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

During 2015 and 2014, ONEOK Partners recorded noncash impairment charges, primarily related to its equity investments in the dry natural gas area of the Powder River Basin. The valuation of these investments required use of significant unobservable inputs. ONEOK Partners used an income approach to estimate the fair value of its investments. ONEOK Partners’ discounted cash flow analysis included the following inputs that are not readily available: a discount rate reflective of its cost of capital and estimated contract rates, volumes, operating and maintenance costs and capital expenditures. The estimated fair value of these investments is classified as Level 3. See Note N for additional information about ONEOK Partners’ equity investments and the impairment charges.

D.	RISK-MANAGEMENT AND HEDGING ACTIVITIES USING DERIVATIVES

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

The Natural Gas Gathering and Processing segment is exposed to commodity price risk as a result of retaining a portion of the commodity sales proceeds associated with its POP with fee contracts. Under certain POP with fee contracts, ONEOK Partners’ fee revenues may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. The Natural Gas Gathering and Processing segment also is exposed to basis risk between the various production and market locations where it receives and sells commodities. As part of our hedging strategy, we use the previously described commodity derivative financial instruments and physical-forward contracts to reduce the impact of price fluctuations related to natural gas, NGLs and condensate.

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

The Natural Gas Pipelines segment is exposed to commodity price risk because its intrastate and interstate natural gas pipelines retain natural gas from its customers for operations or as part of its fee for services provided. When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by its customers, these pipelines must buy or sell natural gas, or store or use natural gas from inventory, which can expose them to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in the Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we may use physical-forward sales or purchases to reduce the impact of price fluctuations related to natural gas. At December 31, 2016 and 2015, there were no financial derivative instruments with respect to ONEOK Partners’ natural gas pipeline operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. In January 2016, ONEOK Partners entered into forward-starting interest-rate swaps with notional amounts totaling $1 billion to hedge the variability of its LIBOR-based interest payments, all of which were active swaps as of December 31, 2016. In addition, in June 2016, ONEOK Partners entered into forward-starting interest rate swaps with notional amounts totaling $750 million to hedge the variability of interest payments on a portion of its forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued, resulting in total notional amounts of this type of interest-rate swap of $1.2 billion at December 31, 2016, compared with $400 million at December 31, 2015. All of ONEOK Partners’ interest-rate swaps are designated as cash flow hedges. Upon ONEOK Partners’ debt issuance in March 2015, ONEOK Partners settled $500 million of its interest-rate swaps and realized a loss of $55.1 million, which is included in accumulated other comprehensive loss and will be amortized to interest expense over the term of the related debt.

Fair Values of Derivative Instruments - The following table sets forth the fair values of derivative instruments presented on a gross basis for the periods indicated:

		December 31, 2016		December 31, 2015
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
		(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	Other current assets/other current liabilities	$1,155	$(49,938)	$39,255	$(1,440)
	Other assets/deferred credits and other liabilities	210	(2,142)	—	—
Physical contracts	Other current assets/other current liabilities	—	(3,022)	3,591	—
Interest-rate contracts	Other assets/other current liabilities	47,457	(12,795)	—	(9,936)
Total derivatives designated as hedging instruments		48,822	(67,897)	42,846	(11,376)
Derivatives not designated as hedging instruments
Commodity contracts
Financial contracts	Other current assets/other current liabilities	4,346	(4,239)	6,919	(6,586)
Total derivatives not designated as hedging instruments		4,346	(4,239)	6,919	(6,586)
Total derivatives		$53,168	$(72,136)	$49,765	$(17,962)

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		December 31, 2016		December 31, 2015
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
-Natural gas (Bcf)	Futures and swaps	—	(38.4)	—	(27.1)
-Natural gas (Bcf)	Put options	49.5	—	—	—
-Crude oil and NGLs (MMBbl)	Futures, forwards and swaps	—	(3.6)	—	(2.3)
Basis
-Natural gas (Bcf)	Futures and swaps	—	(38.4)	—	(27.1)
Interest-rate contracts (Millions of dollars)	Swaps	$2,150.0	$—	$400.0	$—
Derivatives not designated as hedging instruments:
Fixed price
-Natural gas (Bcf)	Futures and swaps	0.4	—	—	—
-NGLs (MMBbl)	Futures, forwards and swaps	0.5	(0.7)	0.6	(0.6)
Basis
-Natural gas (Bcf)	Futures and swaps	0.4	—	—	—

These notional amounts are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and, consequently, do not reflect our actual exposure to market or credit risk.

Cash Flow Hedges - At December 31, 2016, our Consolidated Balance Sheet reflected a net loss of $154.4 million in accumulated other comprehensive loss. The portion of accumulated other comprehensive loss attributable to commodity derivative financial instruments is an unrealized loss of $16.5 million, net of tax, which will be realized within the next 24 months as the forecasted transactions affect earnings. If commodity prices remain at current levels, we will realize approximately $16.0 million in net losses, net of tax, over the next 12 months and an immaterial amount of net losses thereafter. The amount deferred in accumulated other comprehensive loss attributable to settled interest-rate swaps is a loss of $43.9 million, net of tax, which will be recognized over the life of the long-term, fixed-rate debt. We expect that losses of $6.4 million, net of tax, will be reclassified into earnings during the next 12 months as the hedged items affect earnings. The remaining amounts in accumulated other comprehensive loss are attributable primarily to forward-starting interest-rate swaps with future settlement dates, which will be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of the debt.

The following table sets forth the unrealized effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Years Ended December 31,
	2016	2015	2014
	(Thousands of dollars)
Continuing Operations
Commodity contracts	$(78,513)	$70,065	$32,354
Interest-rate contracts	42,761	(22,565)	(96,993)
Total unrealized gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion) for continuing operations	$(35,752)	$47,500	$(64,639)

The following table sets forth the effect of cash flow hedges on our Consolidated Statements of Income for the periods indicated:

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Net Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships		Years Ended December 31,
		2016	2015	2014
		(Thousands of dollars)
Continuing Operations
Commodity contracts	Commodity sales revenues	$26,422	$81,089	$(21,052)
Interest-rate contracts	Interest expense	(19,215)	(17,565)	(21,966)
Total gain (loss) reclassified from accumulated other comprehensive loss into net income from continuing operations on derivatives (effective portion)		$7,207	$63,524	$(43,018)

For the year ended December 31, 2014, an unrealized loss of $3.7 million was recognized in other comprehensive income (loss) and a realized loss of $12.8 million was reclassified from accumulated other comprehensive loss into net income related to cash flow hedges for our former energy services business.

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

From time to time, ONEOK Partners may enter into financial derivative instruments that contain provisions that require it to maintain an investment-grade credit rating from S&P and/or Moody’s. If ONEOK Partners’ credit ratings on its senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk as of December 31, 2016.

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

At December 31, 2016, the net credit exposure from our derivative assets is primarily with investment-grade companies in the financial services sector.

E.	PROPERTY, PLANT AND EQUIPMENT

The following table sets forth property, plant and equipment by property type, for the periods indicated:

	Estimated Useful Lives (Years)	December 31, 2016	December 31, 2015
		(Thousands of dollars)
Nonregulated
Gathering pipelines and related equipment	5 to 40	$3,352,963	$2,961,388
Processing and fractionation and related equipment	3 to 40	3,831,966	3,627,062
Storage and related equipment	5 to 54	558,695	510,820
Transmission pipelines and related equipment	5 to 54	689,804	598,375
General plant and other	2 to 60	487,559	448,044
Construction work in process	—	371,628	691,907
Regulated
Storage and related equipment	5 to 25	13,524	22,085
Natural gas transmission pipelines and related equipment	5 to 77	1,345,740	1,325,235
Natural gas liquids transmission pipelines and related equipment	5 to 88	4,309,341	4,208,121
General plant and other	2 to 50	54,643	53,962
Construction work in process	—	62,634	83,461
Property, plant and equipment		15,078,497	14,530,460
Accumulated depreciation and amortization - nonregulated		(1,641,490)	(1,396,647)
Accumulated depreciation and amortization - regulated		(865,604)	(759,824)
Net property, plant and equipment		$12,571,403	$12,373,989

The average depreciation rates for ONEOK Partners’ regulated property are set forth, by segment, in the following table for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
Natural Gas Liquids	1.9%	1.9%	2.0%
Natural Gas Pipelines	2.1%	2.1%	2.1%

We and ONEOK Partners incurred costs for construction work in process that had not been paid at December 31, 2016, 2015 and 2014, of $83.0 million, $115.7 million and $187.2 million, respectively. Such amounts are not included in capital expenditures (less AFUDC and capitalized interest) on the Consolidated Statements of Cash Flows.

Impairment Charges - Due to the continued and greater than expected decline in volumes gathered in the dry natural gas area of the Powder River Basin, we evaluated our long-lived assets and equity investments in this area in 2015 and made the decision to cease operations of our wholly owned coal-bed methane natural gas gathering system in 2016. This resulted in a $63.5 million noncash impairment charge to long-lived assets in 2015 in the Natural Gas Gathering and Processing segment.

In addition, ONEOK Partners recorded noncash impairment charges of approximately $20.2 million for previously idled assets in the Natural Gas Gathering and Processing and Natural Gas Liquids segments in 2015, as the expectation for future use of these assets changed.

F.	GOODWILL AND INTANGIBLE ASSETS

Goodwill - The following table sets forth our goodwill by segment for the periods indicated:

	December 31,	December 31,
	2016	2015
	(Thousands of dollars)
Natural Gas Gathering and Processing	$122,291	$122,291
Natural Gas Liquids	268,544	268,544
Natural Gas Pipelines	134,700	134,700
Total goodwill	$525,535	$525,535

Intangible Assets - The following table sets forth the gross carrying amount and accumulated amortization of intangible assets for the periods indicated:

	December 31,	December 31,
	2016	2015
	(Thousands of dollars)
Gross intangible assets	$581,633	$581,632
Accumulated amortization	(101,809)	(89,909)
Net intangible assets	$479,824	$491,723

At December 31, 2016 and 2015, ONEOK Partners had $324.3 million and $336.2 million, respectively, of intangible assets related primarily to contracts acquired through acquisitions in the Natural Gas Gathering and Processing and Natural Gas Liquids segments, which are being amortized over periods of 20 to 40 years. The remaining intangible asset balance has an indefinite life. Amortization expense for intangible assets for 2016, 2015 and 2014 was $11.9 million, $11.9 million and $11.8 million, respectively, and the aggregate amortization expense for each of the next five years is estimated to be approximately $11.9 million.

G.	DEBT

The following table sets forth our debt for the periods indicated:

	December 31, 2016	December 31, 2015
	(Thousands of dollars)
ONEOK
Borrowings outstanding under the ONEOK Credit Agreement (a)	$—	$—
Senior unsecured obligations:
$700,000 at 4.25% due 2022	547,397	547,397
$500,000 at 7.5% due 2023	500,000	500,000
$100,000 at 6.5% due 2028	87,126	87,516
$100,000 at 6.875% due 2028	100,000	100,000
$400,000 at 6.0% due 2035	400,000	400,000
Total ONEOK senior notes payable	1,634,523	1,634,913
ONEOK Partners
Borrowings outstanding under the ONEOK Partners Credit Agreement at 1.60% as of December 31, 2015 (b)	—	300,000
Commercial paper outstanding, bearing a weighted-average interest rate of 1.27% and 1.23%, respectively	1,110,277	246,340
Senior unsecured obligations:
$650,000 at 3.25% due 2016	—	650,000
$450,000 at 6.15% due 2016	—	450,000
$400,000 at 2.0% due 2017	400,000	400,000
$425,000 at 3.2% due 2018	425,000	425,000
$1,000,000 term loan, variable rate, due 2019	1,000,000	—
$500,000 at 8.625% due 2019	500,000	500,000
$300,000 at 3.8% due 2020	300,000	300,000
$900,000 at 3.375 % due 2022	900,000	900,000
$425,000 at 5.0 % due 2023	425,000	425,000
$500,000 at 4.9 % due 2025	500,000	500,000
$600,000 at 6.65% due 2036	600,000	600,000
$600,000 at 6.85% due 2037	600,000	600,000
$650,000 at 6.125% due 2041	650,000	650,000
$400,000 at 6.2% due 2043	400,000	400,000
Guardian Pipeline
Average 7.88% due 2022	44,257	51,907
Total debt	9,489,057	9,033,160
Unamortized portion of terminated swaps	20,186	21,904
Unamortized debt issuance costs and discounts	(68,320)	(74,492)
Current maturities of long-term debt	(410,650)	(110,650)
Short-term borrowings (c)	(1,110,277)	(546,340)
Long-term debt	$7,919,996	$8,323,582
(a) - ONEOK had $1.1 million of letters of credit issued at December 31, 2016 and 2015.
(b) - ONEOK Partners had $14 million of letters of credit issued at December 31, 2016 and 2015.
(c) - Individual issuances of commercial paper under ONEOK Partners’ $2.4 billion commercial paper program generally mature in 90 days or less. However, these issuances are supported by and reduce the borrowing capacity under the ONEOK Partners Credit Agreement.

ONEOK Credit Agreement - In January 2016, we extended the term of the ONEOK Credit Agreement by one year to January 2020. The ONEOK Credit Agreement is a $300 million revolving credit facility and contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to consolidated EBITDA (EBITDA, as defined in our ONEOK Credit Agreement) of no more than 4.0 to 1. Upon breach of certain covenants by us in our ONEOK Credit Agreement, amounts outstanding under our ONEOK Credit Agreement, if any, may become due and payable immediately. At December 31, 2016, ONEOK’s ratio of indebtedness to consolidated EBITDA was 2.2 to 1, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement.

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

ONEOK Partners Credit Agreement - In January 2016, ONEOK Partners extended the term of the ONEOK Partners Credit Agreement by one year to January 2020. The ONEOK Partners Credit Agreement is a $2.4 billion revolving credit facility and includes a $100 million sublimit for the issuance of standby letters of credit and a $150 million swingline sublimit. The ONEOK Partners Credit Agreement is available for general partnership purposes and had available capacity of approximately $1.3 billion at December 31, 2016.

The ONEOK Partners Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit rating. Under the terms of the ONEOK Partners Credit Agreement, based on ONEOK Partners’ current credit ratings, borrowings, if any, will accrue interest at LIBOR plus 117.5 basis points, and the annual facility fee is 20 basis points. The ONEOK Partners Credit Agreement is guaranteed fully and unconditionally by the Intermediate Partnership. Borrowings under the ONEOK Partners Credit Agreement are nonrecourse to ONEOK. Following the completion of the Merger Transaction described in Note B, we and ONEOK Partners expect to enter into a cross guarantee agreement whereby each party to the agreement unconditionally guarantees and becomes liable for the indebtedness of each other party to the agreement.

The ONEOK Partners Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1. If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters. If ONEOK Partners were to breach certain covenants in the ONEOK Partners Credit Agreement, amounts outstanding under the ONEOK Partners Credit Agreement, if any, may become due and payable immediately. At December 31, 2016, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 4.1 to 1, and it was in compliance with all covenants under the ONEOK Partners Credit Agreement.

Senior Unsecured Obligations - All notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness, and are structurally subordinate to any of the existing and future debt and other liabilities of any nonguarantor subsidiaries.

ONEOK issuance - In August 2015, we completed an underwritten public offering of $500 million, 7.5 percent senior notes due 2023. The net proceeds, after deducting underwriting discounts, commissions and other expenses, were approximately $487.1 million. We used the proceeds together with cash on hand to purchase $650 million of additional common units from ONEOK Partners.

ONEOK repayment - In February 2014, we retired approximately $152.5 million of the 4.25 percent senior notes due 2022 through a tender offer. The total amount paid, including fees and other charges, was approximately $150 million. In March 2014, we repaid our $400 million, 5.2 percent senior notes due in 2015 for a total of $430.1 million, including accrued but unpaid interest to the redemption date. We recorded a loss on extinguishment of $24.8 million related to the debt retirements, which is included in other expense in our Consolidated Statements of Income.

ONEOK Partners issuances and maturities - In January 2016, ONEOK Partners entered into the $1.0 billion senior unsecured Term Loan Agreement with a syndicate of banks. The Term Loan Agreement matures in January 2019 and bears interest at LIBOR plus 130 basis points based on ONEOK Partners’ current credit ratings. At December 31, 2016, the interest rate was 2.04 percent percent. The Term Loan Agreement contains an option, which may be exercised up to two times, to extend the term of the loan, in each case, for an additional one-year term, subject to approval of the banks. The Term Loan Agreement allows prepayment of all or any portion outstanding without penalty or premium. During the first quarter 2016, ONEOK Partners drew the full $1.0 billion available under the agreement and used the proceeds to repay $650 million of senior notes at maturity, to repay amounts outstanding under ONEOK Partners’ commercial paper program and for general partnership purposes.

ONEOK Partners repaid its $450 million, 6.15 percent senior notes at maturity in October 2016, with a combination of cash on hand and short-term borrowings.

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

ONE Gas issuance - In January 2014, ONE Gas, which at the time was our wholly owned subsidiary, completed a private placement of three series of senior notes aggregating $1.2 billion, consisting of $300 million of five-year senior notes at 2.07 percent; $300 million of 10-year senior notes at 3.61 percent; and $600 million of 30-year senior notes at 4.658 percent. ONE Gas received approximately $1.19 billion from the offering, net of issuance costs. Our obligations related to the ONE Gas Senior Notes terminated in connection with the completion of the separation of ONE Gas.

The aggregate maturities of long-term debt outstanding as of December 31, 2016, for the years 2017 through 2021 are shown below:

	ONEOK	ONEOK Partners	Guardian Pipeline	Total
		(Millions of dollars)
2017	$3.0	$400.0	$7.7	$410.7
2018	$3.0	$425.0	$7.7	$435.7
2019	$3.0	$1,500.0	$7.7	$1,510.7
2020	$3.0	$300.0	$7.7	$310.7
2021	$3.0	$—	$7.7	$10.7

ONEOK covenants - The indentures governing ONEOK’s 6.5 percent and 6.875 percent senior notes due 2028 include an event of default upon acceleration of other indebtedness of $15 million or more, and the indentures governing the senior notes due 2022, 2023 and 2035 include an event of default upon the acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of the outstanding senior notes due 2022, 2023, 2028 and 2035 to declare those senior notes immediately due and payable in full. The indenture for the notes due 2023 also contains a provision that allows the holders of the notes to require ONEOK to offer to repurchase all or any part of their notes if a change of control and a credit rating downgrade occur at a purchase price of 101 percent of the principal amount, plus accrued and unpaid interest, if any.

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

ONEOK Partners covenants - ONEOK Partners’ Term Loan Agreement contains substantially the same covenants as the ONEOK Partners Credit Agreement.

ONEOK Partners’ senior notes are governed by an indenture, dated as of September 25, 2006, between ONEOK Partners and Wells Fargo Bank, N.A., the trustee, as supplemented. The indenture does not limit the aggregate principal amount of debt securities that may be issued and provides that debt securities may be issued from time to time in one or more additional series. The indenture contains covenants including, among other provisions, limitations on ONEOK Partners’ ability to place liens on its property or assets and to sell and lease back its property. The indenture includes an event of default upon acceleration of other indebtedness of $100 million or more. Such events of default would entitle the trustee or the holders of 25 percent in aggregate principal amount of any of ONEOK Partners’ outstanding senior notes to declare those notes immediately due and payable in full.

ONEOK Partners may redeem its senior notes due 2019, 2036 and 2037, in whole or in part, at any time prior to their maturity at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium. The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date. ONEOK Partners may redeem its senior notes due 2017 and its senior notes due 2022 at par starting one month and three months, respectively, before their maturity dates. ONEOK Partners may redeem its senior notes due 2041 at a redemption price equal to the principal amount, plus accrued and unpaid interest, starting six months before its maturity date. Prior to that date, ONEOK Partners may redeem these notes, in whole or in part, at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium. ONEOK Partners may redeem its senior notes due 2018, 2020, 2023, 2025, and 2043 at par, plus accrued and unpaid interest to the redemption date, starting one month, one month, three months, three months, and six months, respectively, before their maturity dates. Prior to these dates, ONEOK Partners may redeem these notes, in whole or in part, at a redemption price equal to the principal amount, plus accrued and unpaid interest and a make-whole premium. The redemption price will never be less than 100 percent of the principal amount of the respective note plus accrued and unpaid interest to the redemption date.

ONEOK Partners Debt Guarantee - ONEOK Partners’ senior notes are guaranteed fully and unconditionally on a senior unsecured basis by the Intermediate Partnership. The Intermediate Partnership’s guarantee is full and unconditional, subject to certain customary automatic release provisions. The guarantee ranks equally in right of payment to all of the Intermediate Partnership’s existing and future unsecured senior indebtedness. ONEOK Partners, L.P. has no significant assets or operations other than its investment in the Intermediate Partnership, which is also consolidated. At December 31, 2016, the Intermediate Partnership held the equity of ONEOK Partners’ subsidiaries, as well as a 50 percent interest in Northern Border Pipeline. ONEOK Partners’ long-term debt is nonrecourse to ONEOK.

Neither ONEOK nor ONEOK Partners guarantees the debt or other similar commitments of unaffiliated parties. ONEOK does not guarantee the debt or other similar commitments of ONEOK Partners, and ONEOK Partners does not guarantee the debt or other similar commitments of ONEOK. Following the completion of the Merger Transaction with ONEOK Partners, we and ONEOK Partners expect to enter into a cross guarantee agreement whereby each party to the agreement unconditionally guarantees and becomes liable for the indebtedness of each other party to the agreement.

Guardian Pipeline Senior Notes - These senior notes were issued under a master shelf agreement dated November 8, 2001, with certain financial institutions. Principal payments are due quarterly through 2022. Guardian Pipeline’s senior notes contain financial covenants that require the maintenance of certain financial ratios as defined in the master shelf agreement based on Guardian Pipeline’s financial position and results of operations. Upon any breach of these covenants, all amounts outstanding under the master shelf agreement may become due and payable immediately. At December 31, 2016, Guardian Pipeline was in compliance with its financial covenants.

Other - We amortize premiums, discounts and expenses incurred in connection with the issuance of long-term debt consistent with the terms of the respective debt instrument.

H.	EQUITY

Series A and B Convertible Preferred Stock - There are no shares of Series A or Series B Preferred Stock currently issued or outstanding.

Common Stock - At December 31, 2016, we had approximately 373.2 million shares of authorized and unreserved common stock available for issuance.

Dividends - Dividends paid totaled $517.6 million, $509.2 million and $443.8 million for 2016, 2015 and 2014, respectively. The following table sets forth the quarterly dividends per share declared and paid on our common stock for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
First Quarter	$0.615	$0.605	$0.40
Second Quarter	0.615	0.605	0.56
Third Quarter	0.615	0.605	0.575
Fourth Quarter	0.615	0.615	0.59
Total	$2.46	$2.43	$2.125

Additionally, a quarterly dividend of $0.615 per share was declared in January 2017, payable in the first quarter 2017.

See Note O for a discussion of ONEOK Partners’ issuance of common units and distributions to noncontrolling interests.

I.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the periods indicated:

	Unrealized Gains (Losses) on Risk-Management Assets/Liabilities (a)	Unrealized Holding Gains (Losses) on Investment Securities (a)	Pension and Postretirement Benefit Plan Obligations (a) (b)	Unrealized Gains (Losses) on Risk- Management Assets/Liabilities of Unconsolidated Affiliates (a)	Accumulated Other Comprehensive Loss (a)
	(Thousands of dollars)
January 1, 2015	$(37,349)	$955	$(99,959)	$—	$(136,353)
Other comprehensive income (loss) before reclassifications	10,444	(955)	5,722	(500)	14,711
Amounts reclassified from accumulated other comprehensive loss	(15,294)	—	9,694	—	(5,600)
Other comprehensive income (loss) attributable to ONEOK	(4,850)	(955)	15,416	(500)	9,111
December 31, 2015	(42,199)	—	(84,543)	(500)	(127,242)
Other comprehensive income (loss) before reclassifications	(9,280)	—	(22,903)	(475)	(32,658)
Amounts reclassified from accumulated other comprehensive loss	(676)	—	6,210	16	5,550
Other comprehensive income (loss) attributable to ONEOK	(9,956)	—	(16,693)	(459)	(27,108)
December 31, 2016	$(52,155)	$—	$(101,236)	$(959)	$(154,350)
(a) All amounts are presented net of tax.
(b) Includes amounts related to supplemental executive retirement plan.

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss on our Consolidated Statements of Income for the periods indicated:

Details about Accumulated Other Comprehensive Loss Components	Years Ended December 31,			Affected Line Item in the Consolidated Statements of Income
	2016	2015	2014
	(Thousands of dollars)
Unrealized gains (losses) on risk-management assets/liabilities
Commodity contracts	$26,422	$81,089	$(21,052)	Commodity sales revenues
Interest-rate contracts	(19,215)	(17,565)	(21,966)	Interest expense
	7,207	63,524	(43,018)	Income before income taxes
	(230)	(8,815)	8,977	Income tax expense
	6,977	54,709	(34,041)	Income from continuing operations
	—	—	(7,682)	Income (loss) from discontinued operations
	6,977	54,709	(41,723)	Net income
Noncontrolling interest	6,301	39,415	(19,679)	Less: Net income attributable to noncontrolling interest
	$676	$15,294	$(22,044)	Net income attributable to ONEOK

Pension and postretirement benefit plan obligations (a)
Amortization of net loss	$(12,012)	$(17,724)	$(15,914)
Amortization of unrecognized prior service cost	1,662	1,568	1,469
	(10,350)	(16,156)	(14,445)	Income before income taxes
	4,140	6,462	5,778	Income tax expense
	(6,210)	(9,694)	(8,667)	Income from continuing operations
	—	—	(1,648)	Income (loss) from discontinued operations
	$(6,210)	$(9,694)	$(10,315)	Net income attributable to ONEOK

Unrealized Gains (Losses) on Risk-Management Assets/Liabilities of Unconsolidated Affiliates
	$(63)	$—	$—	Equity in net earnings from investments
	10	—	—	Income tax expense
	(53)	—	—	Net income
Noncontrolling interest	(37)	—	—	Less: Net income attributable to noncontrolling interests
	$(16)	$—	$—	Net income attributable to ONEOK

Total reclassifications for the period attributable to ONEOK	$(5,550)	$5,600	$(32,359)	Net income attributable to ONEOK
(a) These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note L for additional detail of our net periodic benefit cost.

J.	EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Year Ended December 31, 2016
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$354,090	211,128	$1.68
Diluted EPS from continuing operations
Effect of dilutive securities	—	1,255
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$354,090	212,383	$1.67

	Year Ended December 31, 2015
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$251,058	210,208	$1.19
Diluted EPS from continuing operations
Effect of dilutive securities	—	333
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$251,058	210,541	$1.19

	Year Ended December 31, 2014
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$319,714	209,391	$1.53
Diluted EPS from continuing operations
Effect of dilutive securities	—	1,036
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$319,714	210,427	$1.52

K.	SHARE-BASED PAYMENTS

The ONEOK, Inc. Equity Compensation Plan (ECP) and the ONEOK, Inc. Long-Term Incentive Plan (LTIP) provide for the granting of stock-based compensation, including incentive stock options, nonstatutory stock options, stock bonus awards, restricted stock awards, restricted stock-unit awards, performance stock awards and performance-unit awards to eligible employees and the granting of stock awards to nonemployee directors. We have reserved 10.0 million and 15.6 million shares of common stock for issuance under the ECP and LTIP, respectively. At December 31, 2016, we had approximately 2.4 million and 0.2 million shares available for issuance under the ECP and LTIP, respectively, which reflect shares issued and estimated shares expected to be issued upon vesting of outstanding awards granted under these plans, less forfeitures. These plans allow for the deferral of awards granted in stock or cash, in accordance with Internal Revenue Code section 409A requirements.

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

Stock Compensation Plan for Non-Employee Directors

The ONEOK, Inc. Stock Compensation Plan for Non-Employee Directors (the DSCP) provides for the granting of stock options, stock bonus awards, including performance-unit awards, restricted stock awards and restricted stock unit awards. Under the DSCP, these awards may be granted by the Executive Compensation Committee at any time, until grants have been made for all shares authorized under the DSCP. We have reserved a total of 1.4 million shares of common stock for issuance under the DSCP, and at December 31, 2016, we had approximately 1.0 million shares available for issuance under the plan. The maximum number of shares of common stock that can be issued to a participant under the DSCP during any year is 40,000. No performance unit awards, restricted stock unit awards or restricted stock awards have been made to nonemployee directors under the DSCP.

General

For all awards outstanding, we used a 3 percent forfeiture rate based on historical forfeitures under our share-based payment plans. We currently use treasury stock to satisfy our share-based payment obligations.

Compensation cost expensed for our share-based payment plans described above was $30.7 million, $11.5 million and $19.5 million during 2016, 2015 and 2014, respectively, which is net of tax benefits of $9.8 million, $4.9 million and $6.8 million, respectively. Compensation cost expensed included in income from continuing operations for each respective year was $30.7 million, $11.5 million, and $16.8 million, net of tax benefits.

Restricted Stock Unit Activity

As of December 31, 2016, we had $11.0 million of total unrecognized compensation cost related to our nonvested restricted stock unit awards, which is expected to be recognized over a weighted-average period of 1.8 years. The following tables set forth activity and various statistics for our restricted stock unit awards:

	Number of Units	Weighted Average Price
Nonvested December 31, 2015	463,569	$45.88
Granted	552,876	$20.04
Released to participants	(124,075)	$35.69
Forfeited	(10,723)	$34.38
Nonvested December 31, 2016	881,647	$31.25

	2016	2015	2014
Weighted-average grant date fair value (per share)	$20.04	$42.98	$58.23
Fair value of units granted (thousands of dollars)	$11,081	$10,186	$8,463
Fair value of units vested (thousands of dollars)	$4,429	$6,458	$10,649

Performance-Unit Activity

As of December 31, 2016, we had $15.0 million of total unrecognized compensation cost related to the nonvested performance-unit awards, which is expected to be recognized over a weighted-average period of 1.8 years. The following tables set forth activity and various statistics related to the performance-unit awards and the assumptions used in the valuations of the 2016, 2015 and 2014 grants at the grant date:

	Number of Units	Weighted Average Price
Nonvested December 31, 2015	691,260	$51.01
Granted	596,278	$25.54
Released to participants	—	$—
Forfeited	(281,787)	$40.66
Nonvested December 31, 2016	1,005,751	$38.81

	2016	2015	2014
Volatility (a)	39.94%	26.70%	25.48%
Dividend Yield	11.32%	5.02%	2.63%
Risk-free Interest Rate	0.93%	1.00%	0.69%
(a) - Volatility was based on historical volatility over three years using daily stock price observations.

	2016	2015	2014
Weighted-average grant date fair value (per share)	$25.54	$50.30	$64.75
Fair value of units granted (thousands of dollars)	$15,229	$13,370	$12,071
Fair value of units vested (thousands of dollars)	$—	$13,736	$25,795

Employee Stock Purchase Plan

We have reserved a total of 11.6 million shares of common stock for issuance under our ONEOK, Inc. Employee Stock Purchase Plan (the ESPP). Subject to certain exclusions, all full-time employees are eligible to participate in the ESPP. Employees can choose to have up to 10 percent of their annual base pay withheld to purchase our common stock, subject to terms and limitations of the plan. The purchase price of the stock is 85 percent of the lower of its grant date or exercise date market price. Approximately 57 percent, 53 percent and 67 percent of employees participated in the plan in 2016, 2015 and 2014, respectively. Under the plan, we sold 232,553 shares at $27.21 per share in 2016, 222,872 shares at $25.51 per share in 2015 and 110,592 shares at $43.85 per share in 2014.

Employee Stock Award Program

Under our Employee Stock Award Program, we issued, for no monetary consideration, to all eligible employees one share of our common stock when the per-share closing price of our common stock on the NYSE was for the first time at or above $13 per share, and one additional share of common stock when the per-share closing price of our common stock on the NYSE was at or above each one dollar increment above $13. The total number of shares of our common stock available for issuance under this program was 900,000. No shares were issued to employees under this program during 2016 or 2015. Shares issued to employees under this program during 2014 totaled 49,864 and compensation expense related to the Employee Stock Award Program was $2.1 million in 2014.

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

Postretirement Benefit Plans - We sponsor health and welfare plans that provide postretirement medical and life insurance benefits to employees who retire with at least five years of service. The postretirement medical plan is contributory with retiree contributions adjusted periodically and contains other cost-sharing features such as deductibles and coinsurance.

Obligations and Funded Status - The following tables set forth our pension and postretirement benefit plans benefit obligations and fair value of plan assets for our continuing operations for the periods indicated:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2016	2015	2016	2015
Change in benefit obligation	(Thousands of dollars)
Benefit obligation, beginning of period	$390,688	$414,181	$49,496	$56,663
Service cost	6,501	7,565	596	743
Interest cost	19,820	18,218	2,404	2,347
Plan participants’ contributions	—	—	894	1,005
Actuarial loss (gain)	24,458	(34,826)	4,905	(6,473)
Benefits paid	(13,081)	(12,574)	(3,472)	(4,433)
Other adjustments	—	(1,876)	—	(356)
Benefit obligation, end of period	428,386	390,688	54,823	49,496

Change in plan assets
Fair value of plan assets, beginning of period	258,635	277,568	28,641	29,429
Actual return on plan assets	16,117	(4,266)	1,902	174
Employer contributions	—	—	1,000	2,000
Plan participants’ contributions	—	—	894	1,005
Benefits paid	(13,081)	(12,574)	(2,887)	(3,728)
Other adjustments	—	(2,093)	—	(239)
Fair value of plan assets, end of period	261,671	258,635	29,550	28,641
Balance at December 31	$(166,715)	$(132,053)	$(25,273)	$(20,855)

Current liabilities	$(4,363)	$(4,616)	$—	$—
Noncurrent liabilities	(162,352)	(127,437)	(25,273)	(20,855)
Balance at December 31	$(166,715)	$(132,053)	$(25,273)	$(20,855)

The table above includes the supplemental executive retirement plan obligation. ONEOK has investments included in other assets on the Consolidated Balance Sheets, which totaled $84.5 million and $81.1 million at December 31, 2016 and 2015, respectively, for the purpose of funding the obligation. These assets are excluded from the table above as those are not assets of the supplemental executive retirement plan.

The accumulated benefit obligation for our pension plans for our continuing operations was $407.2 million and $370.8 million at December 31, 2016 and 2015, respectively.

Components of Net Periodic Benefit Cost - The following table sets forth the components of net periodic benefit cost for our pension and postretirement benefit plans for our continuing operations for the periods indicated:

	Pension Benefits			Postretirement Benefits
	Years Ended December 31,			Years Ended December 31,
	2016	2015	2014	2016	2015	2014
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$6,501	$7,565	$7,238	$596	$743	$710
Interest cost	19,820	18,218	18,324	2,404	2,347	2,433
Expected return on plan assets	(20,348)	(20,900)	(19,526)	(2,124)	(2,253)	(2,163)
Amortization of prior service cost (credit)	—	94	193	(1,662)	(1,662)	(1,662)
Amortization of net loss	10,966	15,981	15,078	1,046	1,743	836
Net periodic benefit cost	$16,939	$20,958	$21,307	$260	$918	$154

Other Comprehensive Income (Loss) - The following table sets forth the amounts recognized in other comprehensive income (loss) related to our pension benefits and postretirement benefits for our continuing operations for the periods indicated:

	Pension Benefits			Postretirement Benefits
	Years Ended December 31,			Years Ended December 31,
	2016	2015	2014	2016	2015	2014
	(Thousands of dollars)
Net gain (loss) arising during the period	$(33,043)	$5,145	$(49,293)	$(5,128)	$4,393	$(7,220)
Amortization of prior service cost (credit)	—	94	193	(1,662)	(1,662)	(1,662)
Amortization of net loss	10,966	15,981	15,078	1,046	1,743	836
Deferred income taxes	8,831	(8,488)	13,609	2,297	(1,790)	3,218
Total recognized in other comprehensive income (loss)	$(13,246)	$12,732	$(20,413)	$(3,447)	$2,684	$(4,828)

The table below sets forth the amounts in accumulated other comprehensive loss that had not yet been recognized as components of net periodic benefit expense for our continuing operations for the periods indicated:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2016	2015	2016	2015
	(Thousands of dollars)
Prior service credit (cost)	$—	$—	$3,550	$5,212
Accumulated loss	(157,935)	(135,858)	(14,341)	(10,259)
Accumulated other comprehensive loss	(157,935)	(135,858)	(10,791)	(5,047)
Deferred income taxes	63,174	54,343	4,316	2,019
Accumulated other comprehensive loss, net of tax	$(94,761)	$(81,515)	$(6,475)	$(3,028)

The following table sets forth the amounts recognized in accumulated comprehensive loss expected to be recognized as components of net periodic benefit expense for our continuing operations in the next fiscal year.

	Pension Benefits	Postretirement Benefits
Amounts to be recognized in 2017	(Thousands of dollars)
Prior service (credit) cost	$—	$(1,662)
Net loss	$13,586	$1,679

Actuarial Assumptions - The following table sets forth the weighted-average assumptions used to determine benefit obligations for pension and postretirement benefits for the periods indicated:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2016	2015	2016	2015
Discount rate	4.50%	5.25%	4.25%	5.00%
Compensation increase rate	3.10%	3.10%	N/A	N/A

The following table sets forth the weighted-average assumptions used to determine net periodic benefit costs for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
Discount rate - pension plans	5.25%	4.50%	5.25%
Discount rate - postretirement plans	5.00%	4.25%	5.00%
Expected long-term return on plan assets	7.75%	8.00%	7.75%
Compensation increase rate	3.10%	3.15%	3.20%

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

Health Care Cost Trend Rates - The following table sets forth the assumed health care cost-trend rates for the periods indicated:

	2016	2015
Health care cost-trend rate assumed for next year	7.25%	4.0% - 7.50%
Rate to which the cost-trend rate is assumed to decline (the ultimate trend rate)	5.00%	4.0% - 5.0%
Year that the rate reaches the ultimate trend rate	2022	2022

Assumed health care cost-trend rates have an impact on the amounts reported for our health care plans. A one percentage point change in assumed health care cost-trend rates would have the following effects on our continuing operations:

	One Percentage Point Increase	One Percentage Point Decrease
	(Thousands of dollars)
Effect on total of service and interest cost	$63	$(57)
Effect on postretirement benefit obligation	$994	$(907)

Plan Assets - Our investment strategy is to invest plan assets in accordance with sound investment practices that emphasize long-term fundamentals. The goal of this strategy is to maximize investment returns while managing risk in order to meet the plan’s current and projected financial obligations. The investment policy follows a glide path approach toward liability-driven investing that shifts a higher portfolio weighting to fixed income as the plan's funded status increases. The purpose of liability-driven investing is to structure the asset portfolio to more closely resemble the pension liability and thereby more effectively hedge against changes in the liability. The plan’s current investments include a diverse blend of various domestic and international equities, investments in various classes of debt securities, insurance contracts and venture capital. The target allocation for the assets of our pension plan as of December 31, 2016, is as follows:

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

The following tables set forth our pension benefits and postretirement benefits plan assets by fair value category for our continuing operations as of the measurement date:

	Pension Benefits
	December 31, 2016
Asset Category	Level 1	Level 2	Level 3	Subtotal	Measured at NAV (d)	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$146,980	$13,606	$—	$160,586	$—	$160,586
Government obligations	—	17,979	—	17,979	—	17,979
Corporate obligations (b)	—	56,484	—	56,484	—	56,484
Common/collective trusts	—	6,577	—	6,577	—	6,577
Cash	43	—	—	43	—	43
Other investments (c)	—	—	—	—	20,002	20,002
Fair value of plan assets	$147,023	$94,646	$—	$241,669	$20,002	$261,671
(a) - This category represents securities of the respective market sector from diverse industries.
(b) - This category represents bonds from diverse industries.
(c) - This category represents alternative investments in limited partnerships, which can be redeemed with a 30-day notice with no further restrictions. There are no unfunded capital commitments.
(d) - Plan asset investments measured at fair value using the net asset value per share.

	Pension Benefits
	December 31, 2015
Asset Category	Level 1	Level 2	Level 3	Subtotal	Measured at NAV (d)	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$143,515	$13,517	$—	$157,032	$—	$157,032
Government obligations	—	20,241	—	20,241	—	20,241
Corporate obligations (b)	—	55,495	—	55,495	—	55,495
Common/collective trusts	—	5,076	—	5,076	—	5,076
Cash	525	—	—	525	—	525
Other investments (c)	—	—	—	—	20,266	20,266
Fair value of plan assets	$144,040	$94,329	$—	$238,369	$20,266	$258,635
(a) - This category represents securities of the respective market sector from diverse industries.
(b) - This category represents bonds from diverse industries.
(c) - This category represents alternative investments in limited partnerships, which can be redeemed with a 30-day notice with no further restrictions.
(d) - Plan asset investments measured at fair value using the net asset value per share.

	Postretirement Benefits
	December 31, 2016
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$1,777	$—	$—	$1,777
Money market funds	—	1,259	—	1,259
Insurance and group annuity contracts	—	26,514	—	26,514
Fair value of plan assets	$1,777	$27,773	$—	$29,550
(a) - This category represents securities of the respective market sector from diverse industries.

	Postretirement Benefits
	December 31, 2015
Asset Category	Level 1	Level 2	Level 3	Total
	(Thousands of dollars)
Investments:
Equity securities (a)	$1,632	$—	$—	$1,632
Money market funds	—	1,398	—	1,398
Insurance and group annuity contracts	—	25,611	—	25,611
Fair value of plan assets	$1,632	$27,009	$—	$28,641
(a) - This category represents securities of the respective market sector from diverse industries.

Contributions - During 2016, we made no contributions to our defined benefit pension plan and $1.0 million in contributions to our postretirement benefit plans. We contributed $7.5 million to our defined benefit pension plan in January 2017 and expect to make approximately $2.0 million in contributions to our postretirement plans in 2017.

Pension and Postretirement Benefit Payments - Benefit payments for our pension and postretirement benefit plans for the period ending December 31, 2016, were $13.1 million and $3.5 million, respectively. The following table sets forth the pension benefits and postretirement benefits payments expected to be paid in 2017 through 2026:

	Pension Benefits	Postretirement Benefits
Benefits to be paid in:	(Thousands of dollars)
2017	$15,487	$3,251
2018	$16,717	$3,436
2019	$17,788	$3,616
2020	$18,672	$3,801
2021	$19,839	$3,900
2022 through 2026	$111,899	$19,326

The expected benefits to be paid are based on the same assumptions used to measure our benefit obligation at December 31, 2016, and include estimated future employee service.

Other Employee Benefit Plans

401(k) Plan - We have a 401(k) Plan covering all employees, and employee contributions are discretionary. We match 100 percent of employee contributions up to 6 percent of each participant’s eligible compensation, subject to certain limits. Our contributions made to the plan for our continuing operations were $11.9 million, $12.0 million and $9.3 million in 2016, 2015 and 2014, respectively.

Profit Sharing Plan - We have a profit-sharing plan (Profit Sharing Plan) for all employees hired after December 31, 2004. Employees who were employed prior to January 1, 2005, were given a one-time opportunity to make an irrevocable election to participate in the Profit Sharing Plan and not accrue any additional benefits under our defined benefit pension plan after December 31, 2004. We plan to make a contribution to the Profit Sharing Plan each quarter equal to 1 percent of each participant’s eligible compensation during the quarter. Additional discretionary employer contributions may be made at the end of each year. Employee contributions are not allowed under the plan. Our contributions made to the plan for our continuing operations were $8.2 million, $4.9 million and $4.6 million in 2016, 2015 and 2014, respectively.

Nonqualified Deferred Compensation Plan - The Nonqualified Deferred Compensation Plan provides select employees, as approved by our Chief Executive Officer, with the option to defer portions of their compensation and provides nonqualified deferred compensation benefits that are not available due to limitations on employer and employee contributions to qualified defined contribution plans under the federal tax laws. Our contributions to the plan were not material in 2016, 2015 and 2014.

M.	INCOME TAXES

The following table sets forth our provisions for income taxes for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
Current income taxes	(Thousands of dollars)
Federal	$6,086	$13,191	$10,180
State	2,449	2,967	3,311
Total current income taxes from continuing operations	8,535	16,158	13,491
Deferred income taxes
Federal	193,974	116,681	152,352
State	9,897	3,761	(14,685)
Total deferred income taxes from continuing operations	203,871	120,442	137,667
Total provision for income taxes from continuing operations	212,406	136,600	151,158
Discontinued operations	(1,250)	2,031	7,567
Total provision for income taxes	$211,156	$138,631	$158,725

The following table is a reconciliation of our income tax provision from continuing operations for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
	(Thousands of dollars)
Income from continuing operations before income taxes	$957,956	$521,876	$819,873
Less: Net income attributable to noncontrolling interest	391,460	134,218	349,001
Income from continuing operations attributable to ONEOK before income taxes	566,496	387,658	470,872
Federal statutory income tax rate	35%	35%	35%
Provision for federal income taxes	198,274	135,680	164,805
State income taxes, net of federal tax benefit	12,303	5,800	14,278
State deferred tax rate change, net of valuation allowance	43	928	(25,653)
Other, net	1,786	(5,808)	(2,272)
Income tax provision from continuing operations	$212,406	$136,600	$151,158

The following table sets forth the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities for the periods indicated:

	December 31, 2016	December 31, 2015
Deferred tax assets	(Thousands of dollars)
Employee benefits and other accrued liabilities	$118,831	$97,719
Federal net operating loss	26,334	76,805
State net operating loss and benefits	39,759	39,363
Derivative instruments	32,082	26,132
Other	2,425	12,386
Total deferred tax assets	219,431	252,405
Valuation allowance for state tax credits
Carryforward expected to expire prior to utilization	(9,430)	(10,223)
Net deferred tax assets	210,001	242,182
Deferred tax liabilities
Excess of tax over book depreciation	107,249	93,421
Investment in partnerships	1,726,541	1,585,427
Regulatory assets	33	49
Total deferred tax liabilities	1,833,823	1,678,897
Net deferred tax liabilities before discontinued operations	1,623,822	1,436,715
Discontinued operations	(10,500)	(18,265)
Net deferred tax liabilities	$1,613,322	$1,418,450
Tax benefits related to net operating loss (NOL) carryforwards will begin expiring in 2030. We believe that it is more likely than not that the tax benefits of the net operating loss carryforwards will be utilized prior to their expirations; therefore, no valuation allowance is necessary.

Deferred tax assets related to tax benefits of employee share-based compensation have been reduced for performance share units and restricted share units that vested in periods in which ONEOK was in an NOL position. This vesting resulted in tax deductions in excess of previously recorded benefits based on the performance share unit and restricted share unit value at the time of grant. Although these additional tax benefits are reflected in NOL carryforwards in the tax return, the additional tax benefit is not recognized until the deduction reduces taxes payable. A portion of the tax benefit does not reduce ONEOK’s current taxes payable due to NOL carryforwards; accordingly, these tax benefits are not reflected in ONEOK’s NOLs in deferred tax assets. Cumulative tax benefits included in NOL carryforwards but not reflected in deferred tax assets were $73.4 million as of December 31, 2016, and $75.1 million as of December 31, 2015. As a result of adopting ASU 2016-09 in 2017, the portion of the tax benefit that does not reduce ONEOK’s current taxes payable will be reflected in deferred tax assets. See Note A for more information on ASU 2016-09.

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

N.	UNCONSOLIDATED AFFILIATES

Investments in Unconsolidated Affiliates - The following table sets forth ONEOK Partners’ investments in unconsolidated affiliates for the periods indicated:

	Net Ownership Interest	December 31, 2016	December 31, 2015
		(Thousands of dollars)
Northern Border Pipeline	50%	$328,456	$363,231
Overland Pass Pipeline Company	50%	444,138	459,354
Other	Various	186,213	125,636
Investments in unconsolidated affiliates (a)		$958,807	$948,221
(a) - Equity-method goodwill (Note A) was $40.1 million at December 31, 2016 and 2015, respectively.

Equity in Net Earnings from Investments and Impairments - The following table sets forth ONEOK Partners’ equity in net earnings from investments for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
	(Thousands of dollars)
Northern Border Pipeline	$69,990	$66,941	$69,819
Overland Pass Pipeline Company	53,984	37,783	25,906
Other	15,716	20,576	21,690
Equity in net earnings from investments	$139,690	$125,300	$117,415
Impairment of equity investments	$—	$(180,583)	$(76,412)

Unconsolidated Affiliates Financial Information - The following tables set forth summarized combined financial information of ONEOK Partners’ unconsolidated affiliates for the periods indicated:

	December 31, 2016	December 31, 2015
	(Thousands of dollars)
Balance Sheet
Current assets	$143,317	$149,439
Property, plant and equipment, net	$2,579,607	$2,556,559
Other noncurrent assets	$20,784	$23,722
Current liabilities	$77,388	$211,037
Long-term debt	$649,539	$425,521
Other noncurrent liabilities	$69,265	$69,356
Accumulated other comprehensive loss	$(7,450)	$(5,669)
Owners’ equity	$1,954,966	$2,029,475

	Years Ended December 31,
	2016	2015	2014
	(Thousands of dollars)
Income Statement
Operating revenues	$578,542	$524,496	$548,491
Operating expenses (a)	$260,753	$304,930	$309,990
Net income (a)	$293,921	$200,064	$214,410

Distributions paid to us	$196,717	$155,918	$139,019
(a) Includes long-lived asset impairment charges in 2015 and 2014.

ONEOK Partners’ incurred expenses in transactions with unconsolidated affiliates of $140.3 million, $104.7 million and $62.0 million for 2016, 2015 and 2014, respectively, primarily related to Overland Pass Pipeline Company and Northern Border Pipeline. Accounts payable to ONEOK Partners’ equity-method investees at December 31, 2016 and 2015, was $11.1 million and $8.0 million, respectively.

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

Roadrunner Gas Transmission - In March 2015, ONEOK Partners entered into a 50-50 joint venture with a subsidiary of Fermaca, a Mexico City-based natural gas infrastructure company, to construct the Roadrunner pipeline to transport natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas. ONEOK Partners contributed approximately $65 million and $30 million to Roadrunner in 2016 and 2015, respectively.

The Roadrunner limited liability agreement provides that distributions to members are made on a pro rata basis according to each member’s ownership interest. The Roadrunner Management Committee determines the amount and timing of such distributions. Cash distributions are equal to 100 percent of available cash, as defined in the limited liability company agreement.

Impairment Charges - Due to the continued and greater than expected decline in volumes gathered in the dry natural gas area of the Powder River Basin, ONEOK Partners evaluated its long-lived assets and equity investments in this area in 2015 and made the decision to cease operations of its wholly owned coal-bed methane natural gas gathering system in 2016. Bighorn Gas Gathering, in which ONEOK Partners owns a 49 percent equity interest, and Fort Union Gas Gathering, in which ONEOK Partners owns a 37 percent equity interest, are both partially supplied with volumes from ONEOK Partners’ wholly owned coal-bed methane natural gas gathering system. ONEOK Partners owns a 35 percent equity interest in Lost Creek Gathering Company, which also is located in a dry natural gas area. ONEOK Partners reviewed its Bighorn Gas Gathering, Fort Union Gas Gathering and Lost Creek Gathering Company equity investments and recorded noncash impairment charges of $180.6 million in 2015. The remaining net book value of ONEOK Partners’ equity investments in this dry natural gas area is $31.1 million as of December 31, 2016.

In 2014, Bighorn Gas Gathering recorded an impairment of its underlying assets when the operator determined that the volume decline would be sustained for the foreseeable future. As a result, ONEOK Partners reviewed its equity investment in Bighorn Gas Gathering for impairment and recorded noncash impairment charges of $76.4 million in 2014.

O.	ONEOK PARTNERS

Ownership Interest in ONEOK Partners - Our ownership interest in ONEOK Partners is shown in the table below as of December 31, 2016:

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

The following table shows the carrying amount and classification of ONEOK Partners’ assets and liabilities in our Consolidated Balance Sheets:

	December 31,	December 31,
	2016	2015
	(Thousands of dollars)
Assets
Total current assets	$1,174,245	$883,164
Net property, plant and equipment	12,462,692	12,256,791
Total investments and other assets	1,832,410	1,787,631
Total assets	$15,469,347	$14,927,586
Liabilities
Total current liabilities	$2,824,376	$1,580,300
Long-term debt, excluding current maturities	6,291,307	6,695,312
Total deferred credits and other liabilities	175,844	154,631
Total liabilities	$9,291,527	$8,430,243

ONEOK receives distributions from ONEOK Partners through its general partner and limited partner interests, but otherwise the assets of ONEOK Partners cannot be used to settle obligations of ONEOK. ONEOK does not guarantee the debt, commercial paper or other similar commitments of ONEOK Partners, and the obligations of ONEOK Partners may only be settled using the assets of ONEOK Partners. ONEOK Partners does not guarantee the debt or other similar commitments of ONEOK. Following the completion of the Merger Transaction with ONEOK Partners described in Note B, we and ONEOK Partners expect to enter into a cross guarantee agreement whereby each party to the agreement unconditionally guarantees and becomes liable for the indebtedness of each other party to the agreement.

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

ONEOK Partners is under no obligation to offer and sell common units under the program. At December 31, 2016, ONEOK Partners had approximately $138 million of registered common units available for issuance through its “at-the-market” equity program.

During the year ended December 31, 2016, ONEOK Partners sold no common units through its “at-the-market” equity program.

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

In May 2014, ONEOK Partners completed an underwritten public offering of 13.9 million common units at a public offering price of $52.94 per common unit, generating net proceeds of approximately $714.5 million. In conjunction with this issuance, ONEOK Partners GP contributed approximately $15.0 million in order to maintain our 2 percent general partner interest in ONEOK Partners. ONEOK Partners used the proceeds for general partnership purposes, including capital expenditures and repayment commercial paper borrowings.

During the year ended December 31, 2014, ONEOK Partners sold 7.9 million common units through its “at-the-market” equity program. The net proceeds, including ONEOK Partners GP’s contribution to maintain our 2 percent general partner interest in ONEOK Partners, were approximately $402.1 million, which were used for general partnership purposes.

We account for the difference between the carrying amount of our investment in ONEOK Partners and the underlying book value arising from issuance of common units by ONEOK Partners as an equity transaction.  If ONEOK Partners issues common units at a price different than our carrying value per unit, we account for the premium or deficiency as an adjustment to paid-in capital. As a result of ONEOK Partners’ issuance of common units, we recognized a decrease to paid-in capital of approximately $34.4 million, net of taxes in 2015, and an increase to paid-in capital of approximately $156.1 million, net of taxes, in 2014.

Cash Distributions - We receive distributions from ONEOK Partners on our common and Class B units and our 2 percent general partner interest, which includes our incentive distribution rights. Under the Partnership Agreement, distributions are made to the partners with respect to each calendar quarter in an amount equal to 100 percent of available cash as defined in the Partnership Agreement. Available cash generally will be distributed 98 percent to limited partners and 2 percent to the general partner. The general partner’s percentage interest in quarterly distributions is increased after certain specified target levels are met during the quarter. Under the incentive distribution provisions, as set forth in the Partnership Agreement, the general partner receives:

•	15 percent of amounts distributed in excess of $0.3025 per unit;

•	25 percent of amounts distributed in excess of $0.3575 per unit; and

•	50 percent of amounts distributed in excess of $0.4675 per unit.

The following table shows ONEOK Partners’ distributions paid during the periods indicated:

	Years Ended December 31,
	2016	2015	2014
	(Thousands, except per unit amounts)
Distribution per unit	$3.16	$3.16	$3.01

General partner distributions	$26,640	$24,610	$21,044
Incentive distributions	402,152	371,500	304,999
Distributions to general partner	428,792	396,110	326,043
Limited partner distributions to ONEOK	361,292	310,230	279,292
Limited partner distributions to noncontrolling interest	541,919	524,135	446,910
Total distributions paid	$1,332,003	$1,230,475	$1,052,245

ONEOK Partners’ distributions are declared and paid within 45 days of the end of each quarter. The following table shows ONEOK Partners’ distributions declared for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
	(Thousands, except per unit amounts)
Distribution per unit	$3.16	$3.16	$3.07

General partner distributions	$26,640	$25,356	$22,109
Incentive distributions	402,152	382,759	326,022
Distributions to general partner	428,792	408,115	348,131
Limited partner distributions to ONEOK	361,292	327,250	284,860
Limited partner distributions to noncontrolling interest	541,919	532,405	472,466
Total distributions declared	$1,332,003	$1,267,770	$1,105,457

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

The following table shows ONEOK Partners’ transactions with us for the periods indicated:

	Years Ended December 31,
	2016	2015	2014
	(Thousands of dollars)
Revenues	$—	$—	$53,526

Expenses
Cost of sales and fuel	$—	$—	$10,835
Operating expenses	388,142	368,346	330,541
Total expenses	$388,142	$368,346	$341,376

Prior to the ONE Gas separation, ONEOK Partners provided natural gas sales and transportation and storage services to our former natural gas distribution business. Prior to February 1, 2014, these revenues and related costs were eliminated in consolidation. Beginning February 1, 2014, these revenues represent third-party transactions with ONE Gas and are not eliminated in consolidation, as such sales and services have continued subsequent to the separation and are expected to continue in future periods. Prior to the completion of the energy services wind down, ONEOK Partners provided natural gas and natural gas liquids sales and transportation and storage services to our energy services business. While these transactions were eliminated in consolidation in previous periods, they are now reflected as affiliate transactions and not eliminated in consolidation as these transactions have continued with third parties. See Note Q for additional detail on these revenues.

ONEOK Partners has an operating agreement with Roadrunner that provides for reimbursement or payment to it for management services and certain operating costs. Charges to Roadrunner included in operating income in our Consolidated Statements of Income for 2016 and 2015 were $7.7 million and $5.4 million, respectively.

P.	COMMITMENTS AND CONTINGENCIES

Commitments - Operating leases represent future minimum lease payments under noncancelable leases covering office space and pipeline equipment. Rental expense in 2016, 2015 and 2014 was not material. ONEOK and ONEOK Partners have no material operating leases. Firm transportation and storage contracts are fixed-price contracts that provide us with firm transportation and storage capacity. The following table sets forth ONEOK Partners’ firm transportation and storage contract payments for the periods indicated:

ONEOK Partners	Firm Transportation and Storage Contracts
(Millions of dollars)
2017	$51.5
2018	43.0
2019	37.5
2020	37.1
2021	23.0
Thereafter	35.0
Total	$227.1

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

In November 2016, we settled the claims alleged against us and our affiliate OESC in Reorganized FLI. The amount we paid to settle this case is not material to our results of operations, financial position or cash flows and was paid with cash on hand.

In November 2016, we entered into an agreement to settle the claims alleged against us and our affiliates, OESC and Kansas Gas Marketing Company, in the following cases: Learjet, Arandell, Heartland and NewPage. The amount we agreed to pay to settle these cases is not material to our results of operations, financial position or cash flows and is expected to be paid with cash on hand.

The above settlements do not apply to the Sinclair case. We expect that future charges, if any, from the ultimate resolution of this matter will not be material to our results of operations, financial position or cash flows and is expected to be paid with cash on hand.

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

Q.	DISCONTINUED OPERATIONS

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

The following table summarizes the change in our liability related to released capacity contracts for the period indicated:

	Years Ended December 31,
	2016	2015
	(Millions of dollars)
Beginning balance	$36.3	$73.8
Settlements	(19.9)	(38.5)
Accretion	0.5	1.0
Ending balance	$16.9	$36.3

We expect future cash payments associated with released transportation and storage capacity from the wind down of our former energy services business to total approximately $18 million, which consists of approximately $10 million paid in 2017, $4 million in 2018, $1 million in 2019, and $3 million during the period from 2020 through 2023.

Results of Operations of Discontinued Operations - The results of operations for our former natural gas distribution business and energy services business have been reported as discontinued operations for all periods presented. Income (loss) from discontinued operations, net of tax, in the Consolidated Statements of Income for the years ended December 31, 2016 and 2015, consists of accretion expense, net of tax benefit, on the released contracts for our former energy services business and certain tax-related adjustments. The table below provides selected financial information reported in discontinued operations in the Consolidated Statements of Income for the year ended December 31, 2014:

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

Prior to the ONE Gas separation, natural gas sales and transportation and storage services provided to our former natural gas distribution business by ONEOK Partners were $7.5 million for the year ended December 31, 2014. Prior to February 1, 2014, these revenues and related costs were eliminated in consolidation. Beginning February 1, 2014, these revenues represent third-party transactions with ONE Gas and are not eliminated in consolidation for all periods presented, as such sales and services have continued subsequent to the separation and are expected to continue in future periods.

Prior to the completion of the energy services wind down, natural gas sales and transportation and storage services provided to our energy services business by ONEOK Partners were $46.0 million for the year ended December 31, 2014. While these transactions were eliminated in consolidation in previous periods, they are reflected now as affiliate transactions and are not eliminated in consolidation for all periods presented as these transactions have continued with third parties.

Statement of Financial Position of Discontinued Operations - At December 31, 2016 and 2015, assets and liabilities of discontinued operations in our Consolidated Balance Sheets relate primarily to deferred tax assets and capacity release obligations associated with our former energy services business.

R.    ACQUISITIONS

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

Revenues and earnings related to West Texas LPG have been included within our Consolidated Statements of Income since the acquisition date. Supplemental pro forma revenue and earnings reflecting this acquisition as if it had occurred as of January 1, 2014, are not materially different from the information presented in the accompanying Consolidated Statements of Income and are, therefore, not presented.

The limited partnership agreement of WTLPG provides that cash distributions to the partners are to be made on a pro rata basis according to each partner’s ownership interest. Cash distributions are equal to 100 percent of distributable cash as defined in the limited partnership agreement of WTLPG. Any changes to, or suspension of, the cash distributions from WTLPG requires the approval of a minimum of 90 percent of the ownership interest and a minimum of two general partners of WTLPG.

S.	SEGMENTS

Segment Descriptions - Our reportable business segments are based upon the following segments of ONEOK Partners:

•	the Natural Gas Gathering and Processing segment gathers, treats and processes natural gas;

•	the Natural Gas Liquids segment gathers, treats, fractionates and transports NGLs and stores, markets and distributes NGL products; and

•	the Natural Gas Pipelines segment operates regulated interstate and intrastate natural gas transmission pipelines and natural gas storage facilities.

Other and eliminations consist of the operating and leasing operations of our headquarters building and related parking facility and other amounts needed to reconcile our reportable segments to our consolidated financial statements.

Accounting Policies - The accounting policies of the segments are described in Note A. Our chief operating decision-maker reviews the financial performance of each of ONEOK Partners’ three segments, as well as our financial performance, on a regular basis. Beginning in 2016, adjusted EBITDA by segment is utilized in this evaluation. We believe this financial measure is useful to investors because it and similar measures are used by many companies in our industry as a measurement of financial performance and are commonly employed by financial analysts and others to evaluate our financial performance and to compare financial performance among companies in our industry. Adjusted EBITDA for each segment is defined as net income adjusted for interest expense, depreciation and amortization, noncash impairment charges, income taxes, allowance for equity funds used during construction and other noncash items. This calculation may not be comparable with similarly titled measures of other companies. Prior period segment disclosures have been recast to reflect this change.

Intersegment and affiliate sales are recorded on the same basis as sales to unaffiliated customers and are discussed further in Note O. Revenues from sales and services provided by ONEOK Partners to our former natural gas distribution business prior to the separation, which were previously eliminated in consolidation, are now reported as sales to affiliated customers for the year ended December 31, 2014, and are no longer eliminated in consolidation. Revenues from sales and services provided by ONEOK Partners to our former natural gas distribution business after the separation are reported as sales to unaffiliated customers as these now represent third-party transactions.

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

For each of the years ended December 31, 2016, 2015 and 2014, ONEOK Partners had no single customer from which it received 10 percent or more of our consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Year Ended December 31, 2016	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
Sales to unaffiliated customers	$1,375,738	$7,168,983	$373,738	$8,918,459
Intersegment revenues	675,839	506,671	5,623	1,188,133
Total revenues	2,051,577	7,675,654	379,361	10,106,592
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(1,331,542)	(6,321,377)	(30,561)	(7,683,480)
Operating costs	(285,599)	(327,597)	(115,628)	(728,824)
Equity in net earnings from investments	10,742	54,513	74,435	139,690
Other	1,600	(1,574)	5,530	5,556
Segment adjusted EBITDA	$446,778	$1,079,619	$313,137	$1,839,534

Depreciation and amortization	$(178,548)	$(163,303)	$(46,718)	$(388,569)
Total assets	$5,320,666	$8,347,961	$1,946,318	$15,614,945
Capital expenditures	$410,485	$105,861	$96,274	$612,620
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $1.2 billion, of which $992.8 million related to sales within the segment, cost of sales and fuel of $458.7 million and operating income of $467.9 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $238.7 million, cost of sales and fuel of $30.0 million and operating income of $100.8 million.

Year Ended December 31, 2016	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
Sales to unaffiliated customers	$8,918,459	$2,475	$8,920,934
Intersegment revenues	1,188,133	(1,188,133)	—
Total revenues	$10,106,592	$(1,185,658)	$8,920,934

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(7,683,480)	$1,187,356	$(6,496,124)
Operating costs	$(728,824)	$(28,360)	$(757,184)
Depreciation and amortization	$(388,569)	$(3,016)	$(391,585)
Equity in net earnings from investments	$139,690	$—	$139,690
Total assets	$15,614,945	$523,806	$16,138,751
Capital expenditures	$612,620	$12,014	$624,634

Year Ended December 31, 2015	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
Sales to unaffiliated customers	$1,187,390	$6,248,002	$325,676	$7,761,068
Intersegment revenues	649,726	331,697	6,771	988,194
Total revenues	1,837,116	6,579,699	332,447	8,749,262
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(1,265,617)	(5,328,256)	(34,481)	(6,628,354)
Operating costs	(272,418)	(314,505)	(105,720)	(692,643)
Equity in net earnings from investments	17,863	38,696	68,741	125,300
Other	1,610	(3,342)	13,993	12,261
Segment adjusted EBITDA	$318,554	$972,292	$274,980	$1,565,826

Depreciation and amortization	$(150,008)	$(158,709)	$(43,479)	$(352,196)
Impairment of long-lived assets	$(73,681)	$(9,992)	$—	$(83,673)
Impairment of equity investments	$(180,583)	$—	$—	$(180,583)
Total assets	$5,123,450	$8,017,799	$1,851,857	$14,993,106
Capital expenditures	$887,938	$226,135	$58,215	$1,172,288
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $954.8 million, of which $770.1 million related to sales within the segment, cost of sales and fuel of $412.6 million and operating income of $306.9 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $266.9 million, cost of sales and fuel of $31.1 million and operating income of $103.7 million.

Year Ended December 31, 2015	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
Sales to unaffiliated customers	$7,761,068	$2,138	$7,763,206
Intersegment revenues	988,194	(988,194)	—
Total revenues	$8,749,262	$(986,056)	$7,763,206

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(6,628,354)	$987,302	$(5,641,052)
Operating costs	$(692,643)	$(688)	$(693,331)
Depreciation and amortization	$(352,196)	$(2,424)	$(354,620)
Impairment of long-lived assets	$(83,673)	$—	$(83,673)
Impairment of equity investments	$(180,583)	$—	$(180,583)
Equity in net earnings from investments	$125,300	$—	$125,300
Total assets	$14,993,106	$453,005	$15,446,111
Capital expenditures	$1,172,288	$16,024	$1,188,312

Year Ended December 31, 2014	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total Segments
	(Thousands of dollars)
Sales to unaffiliated customers	$1,478,729	$10,329,609	$329,801	$12,138,139
Sales to affiliated customers	41,214	—	12,312	53,526
Intersegment revenues	1,447,665	215,772	8,343	1,671,780
Total revenues	2,967,608	10,545,381	350,456	13,863,445
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(2,305,723)	(9,435,296)	(21,935)	(11,762,954)
Operating costs	(257,658)	(296,402)	(111,037)	(665,097)
Equity in net earnings from investments	20,271	27,326	69,818	117,415
Other	672	(87)	6,900	7,485
Segment adjusted EBITDA	$425,170	$840,922	$294,202	$1,560,294

Depreciation and amortization	$(123,847)	$(124,071)	$(43,318)	$(291,236)
Impairment of equity investments	$(76,412)	$—	$—	$(76,412)
Total assets	$4,911,283	$8,143,575	$1,835,884	$14,890,742
Capital expenditures	$898,896	$798,048	$42,991	$1,739,935
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $695.9 million, of which $598.1 million related to sales within the segment, cost of sales and fuel of $309.4 million and operating income of $196.1 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $290.0 million, cost of sales and fuel of $47.7 million and operating income of $106.5 million.

Year Ended December 31, 2014	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
Sales to unaffiliated customers	$12,138,139	$3,426	$12,141,565
Sales to affiliated customers	53,526	—	53,526
Intersegment revenues	1,671,780	(1,671,780)	—
Total revenues	$13,863,445	$(1,668,354)	$12,195,091

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(11,762,954)	$1,674,406	$(10,088,548)
Operating costs	$(665,097)	$(9,790)	$(674,887)
Depreciation and amortization	$(291,236)	$(3,448)	$(294,684)
Impairment of equity investments	$(76,412)	$—	$(76,412)
Equity in net earnings from investments	$117,415	$—	$117,415
Total assets	$14,890,742	$371,031	$15,261,773
Capital expenditures	$1,739,935	$39,215	$1,779,150

	Years Ended December 31,
(Unaudited)	2016	2015	2014
Reconciliation of net income to total segment adjusted EBITDA	(Thousands of dollars)
Net income from continuing operations	$745,550	$385,276	$668,715
Add:
Interest expense, net of capitalized interest	469,651	416,787	356,163
Depreciation and amortization	391,585	354,620	294,684
Income taxes	212,406	136,600	151,158
Impairment charges	—	264,256	76,412
Allowance for equity funds used during construction and other	20,342	8,287	13,162
Total segment adjusted EBITDA	$1,839,534	$1,565,826	$1,560,294

T.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2016
	(Thousands of dollars except per share amounts)
Total revenues	$1,774,459	$2,134,107	$2,357,907	$2,654,461
Income from continuing operations	$175,911	$180,086	$194,792	$194,761
Income (loss) from discontinued operations, net of tax	$(952)	$(227)	$(576)	$(296)
Net income	$174,959	$179,859	$194,216	$194,465
Net income attributable to ONEOK	$83,446	$85,944	$92,144	$90,505
Earnings per share total
Basic	$0.40	$0.41	$0.44	$0.43
Diluted	$0.40	$0.40	$0.43	$0.43

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2015
	(Thousands of dollars except per share amounts)
Total revenues	$1,805,306	$2,128,052	$1,898,946	$1,930,902
Income from continuing operations	$95,837	$151,020	$164,698	$(26,279)
Income (loss) from discontinued operations, net of tax	$(144)	$(140)	$(3,860)	$(1,937)
Net income	$95,693	$150,880	$160,838	$(28,216)
Net income attributable to ONEOK	$60,800	$76,505	$82,157	$25,515
Earnings per share total
Basic	$0.29	$0.36	$0.39	$0.13
Diluted	$0.29	$0.36	$0.39	$0.12

The fourth quarter 2015 includes noncash impairment charges of $264.3 million related to long-lived assets and equity investments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein (Item 8).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

Information concerning our directors is set forth in our 2017 definitive Proxy Statement and is incorporated herein by this reference.

Executive Officers of the Registrant

Information concerning our executive officers is included in Part I, Item 1, Business, of this Annual Report.

Compliance with Section 16(a) of the Exchange Act

Information on compliance with Section 16(a) of the Exchange Act is set forth in our 2017 definitive Proxy Statement and is incorporated herein by this reference.

Code of Ethics

Information concerning the code of ethics, or code of business conduct, is set forth in our 2017 definitive Proxy Statement and is incorporated herein by this reference.

Nominating Committee Procedures

Information concerning the Nominating Committee procedures is set forth in our 2017 definitive Proxy Statement and is incorporated herein by this reference.

Audit Committee

Information concerning the Audit Committee is set forth in our 2017 definitive Proxy Statement and is incorporated herein by this reference.

Audit Committee Financial Experts

Information concerning the Audit Committee Financial Experts is set forth in our 2017 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information on executive compensation is set forth in our 2017 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Information concerning the ownership of certain beneficial owners is set forth in our 2017 definitive Proxy Statement and is incorporated herein by this reference.

Security Ownership of Management

Information on security ownership of directors and officers is set forth in our 2017 definitive Proxy Statement and is incorporated herein by this reference.

Equity Compensation Plan Information

The following table sets forth certain information concerning our equity compensation plans as of December 31, 2016:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,585,484	$41.25	4,565,666
Equity compensation plans not approved by security holders (2)	274,999	$57.41 (3)	1,007,204
Total	2,860,483	$42.81	5,572,870
(1) - Includes shares granted under our Employee Stock Purchase Plan and Employee Stock Award Program and restricted stock incentive units and performance-unit awards granted under our Long-Term Incentive Plan and Equity Compensation Plan. For a brief description of the material features of these plans, see Note K of the Notes to Consolidated Financial Statements in this Annual Report. Column (c) includes 1,779,830, 149,650, 249,871 and 2,386,315 shares available for future issuance under our Employee Stock Purchase Plan, Employee Stock Award Program, Long-Term Incentive Plan and Equity Compensation Plan, respectively.
(2) - Includes our Employee Non-Qualified Deferred Compensation Plan, Deferred Compensation Plan for Non-Employee Directors and Stock Compensation Plan for Non-Employee Directors. For a brief description of the material features of these plans, see Note K of the Notes to Consolidated Financial Statements in this Annual Report.
(3) - Compensation deferred into our common stock under our Employee Non-Qualified Deferred Compensation Plan and Deferred Compensation Plan for Non-Employee Directors is distributed to participants at fair market value on the date of distribution. The price used for these plans to calculate the weighted-average exercise price in the table is $57.41, which represents the 2016 year-end closing price of our common stock on the NYSE.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information on certain relationships and related transactions and director independence is set forth in our 2017 definitive Proxy Statement and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning the principal accountant’s fees and services is set forth in our 2017 definitive Proxy Statement and is incorporated herein by this reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements		Page No.

(a)	Report of Independent Registered Public Accounting Firm	73

(b)	Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014	74

(c)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014	75

(d)	Consolidated Balance Sheets as of December 31, 2016 and 2015	76-77

(e)	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	79

(f)	Consolidated Statements of Shareholder’s Equity for the years ended December 31, 2016, 2015 and 2014	80-81

(g)	Notes to Consolidated Financial Statements	82-129

(2) Financial Statements Schedules

All schedules have been omitted because of the absence of conditions under which they are required.

(3) Exhibits

2
Separation and Distribution Agreement, dated as of January 14, 2014, by and between ONE Gas, Inc. and
ONEOK, Inc. (incorporated by reference to Exhibit 2.1 to ONEOK, Inc.’s Current Report on Form 8-K filed
January 15, 2014 (File No. 1-13643)).

2.1
Agreement and Plan of Merger, dated as of January 31, 2017, by and among ONEOK, Inc., New Holdings
Subsidiary, LLC, ONEOK Partners, L.P. and ONEOK Partners GP, L.L.C. (incorporated by reference from
Exhibit 2.1 to ONEOK Inc.’s Current Report on Form 8-K filed February 1, 2017 (File No.
1-13643)).

3	Not used.

3.1	Not used.

3.2	Not used.

3.3	Not used.

3.4	Amended and Restated Bylaws of ONEOK, Inc. (incorporated by reference from Exhibit 3.1 to ONEOK, Inc.’s Current Report on Form 8-K filed February 19, 2016 (File No. 1-13643)).

3.5
Amended and Restated Certificate of Incorporation of ONEOK, Inc., dated May 15, 2008, as amended
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

4.4
Indenture, dated September 24, 1998, between ONEOK, Inc. and Chase Bank of Texas, as trustee
(incorporated by reference from Exhibit 4.1 to ONEOK, Inc.’s Registration Statement on Form S-3 filed
August 26, 1998 (File No. 333-62279)).

4.5
Indenture dated December 28, 2001, between ONEOK, Inc. and SunTrust Bank, as trustee (incorporated by reference from Exhibit 4.1 to Amendment No. 1 to ONEOK, Inc.’s Registration Statement on Form S-3 filed
December 28, 2001 (File No. 333-65392)).

4.6
First Supplemental Indenture dated September 24, 1998, between ONEOK, Inc. and Chase Bank of Texas, as trustee (incorporated by reference from Exhibit 5(a) to ONEOK, Inc.’s Current Report on Form 8-K/A
filed October 2, 1998 (File No. 1-13643)).

4.7
Second Supplemental Indenture dated September 25, 1998, between ONEOK, Inc. and Chase Bank of
Texas, as trustee (incorporated by reference from Exhibit 5(b) to ONEOK, Inc.’s Current Report on Form
8-K/A filed October 2, 1998 (File No. 1-13643)).

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

4.14
Second Supplemental Indenture, dated June 17, 2005, between ONEOK, Inc. and SunTrust Bank, as trustee
(incorporated by reference from Exhibit 4.1 to ONEOK, Inc.’s Current Report on Form 8-K filed
June 17, 2005 (File No. 1-13643)).

4.15
Third Supplemental Indenture, dated June 17, 2005, between ONEOK, Inc. and SunTrust Bank, as trustee
(incorporated by reference from Exhibit 4.3 to ONEOK, Inc.’s Current Report on Form 8-K filed
June 17, 2005 (File No. 1-13643)).

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
333-54274)).

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

10.13
Amended and Restated Limited Liability Company Agreement of Overland Pass Pipeline Company LLC
entered into between ONEOK Overland Pass Holdings, L.L.C. and Williams Field Services Company, LLC
dated May 31, 2006 (incorporated by reference to Exhibit 10.6 to ONEOK Partners, L.P.’s Quarterly Report
on Form 10-Q for the quarter ended June 30, 2006, filed August 4, 2006 (File No. 1-12202)).

10.14	Form of ONEOK, Inc. Officer Change in Control Severance Plan (incorporated by reference from Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K filed July 22, 2011 (File No. 1-13643)).

10.15	Not used.

10.16	Not used.

10.17
Form of Restricted Unit Stock Bonus Award Agreement, as amended and restated effective February 20,
2013 (incorporated by reference to Exhibit 10.1 to ONEOK, Inc.’s Form 8-K filed February 22, 2013 (File
No. 1-13643)).

10.18
Form of Performance Unit Award Agreement, as amended and restated effective February 20, 2013
(incorporated by reference to Exhibit 10.2 to ONEOK, Inc.’s Form 8-K filed February 22, 2013 (File No.
1-13643)).

10.19	Form of 2017 Restricted Unit Stock Bonus Award Agreement dated February 22, 2017

10.20	Form of 2017 Performance Unit Award Agreement dated February 22, 2017.

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

10.23	Not used.

10.24	Not used.

10.25
Letter Agreement between ONEOK, Inc. and John W. Gibson, dated as of December 9, 2013 (incorporated by reference to Exhibit 10.1 to ONEOK, Inc.’s Current Report on Form 8-K filed December 10, 2013
(File No. 1-13643)).

10.26	Not used.

10.27	Not used.

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

10.30	Not used.

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

10.33
Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P., dated
September 15, 2006 (incorporated by reference to Exhibit 3.1 to ONEOK Partners, L.P.’s Current Report on
Form 8-K filed September 19, 2006 (File No. 1-12202)).

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

10.37	ONEOK, Inc. Profit Sharing Plan, dated January 1, 2005 (incorporated by reference from Exhibit 99 to ONEOK, Inc.’s Registration Statement on Form S-8 filed December 30, 2004 (File No. 333-121769)).

10.38
Increase and Joinder Agreement, dated as of March 10, 2015, among ONEOK Partners, L.P., Citibank, N.A., as administrative agent, and the other lenders parties thereto (incorporated by reference to Exhibit 10.1 to
ONEOK, Inc.’s Current Report on Form 8-K filed on March 10, 2015 (File No. 1-13643)).

10.39	Not used.

10.40	Not used.

10.41	Not used.

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

10.44
Guaranty Agreement, dated as of January 31, 2014, by ONEOK Partners Intermediate Limited Partnership in
favor of Citibank, N.A., as administrative agent, under the above-referenced Amended and Restated
Credit Agreement (incorporated by reference to Exhibit 10.2 to ONEOK Partners, L.P.’s Quarterly Report on
Form 10-Q for the period ended March 31, 2014, filed May 7, 2014 (File No. 1-12202)).

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

10.51
Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners,
L.P., dated July 20, 2007 (incorporated by reference to Exhibit 3.1 to ONEOK Partners, L.P.’s Quarterly
Report on Form 10-Q for the quarter ended June 30, 2007, filed August 3, 2007 (File No. 1-12202)).

10.52
Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners,
L.P., dated July 12, 2011 (incorporated by reference to Exhibit 3.1 to ONEOK Partners, L.P.’s Current
Report on Form 8-K filed July 13, 2011 (File No. 1-12202)).

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

10.57
Form of 2016 Restricted Unit Award Agreement, effective February 17, 2016 (incorporated by reference to Exhibit 10.57 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31,
2015, filed February 23, 2016 (File No. 1-13643)).

10.58
Form of 2016 Performance Unit Award Agreement, effective February 17, 2016 (incorporated by reference to Exhibit 10.58 to ONEOK, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31,
2015, filed February 23, 2016 (File No. 1-13643)).

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

10.61	Not used.

10.62
ONEOK, Inc. Employee Stock Purchase Plan as amended and restated effective May 23, 2012
(incorporated by reference to Exhibit 10.2 to ONEOK, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed August 1, 2012 (File No. 1-13643)).

10.63
Common Unit Purchase Agreement dated, August 11, 2015, between ONEOK Partners, L.P. and ONEOK
Inc. (incorporated by reference to Exhibit 1.1 to ONEOK, Inc.’s Current Report on Form 8-K filed on
August 17, 2015 (File No. 1-13643)).

10.64
Underwriting Agreement, dated August 18, 2015, between ONEOK, Inc. and Citigroup Global Markets, Inc., as respective of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to ONEOK,
Inc.’s Current Report on Form 8-K filed on August 21, 2015 (File No. 1-13643)).

12	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.

21	Required information concerning the registrant’s subsidiaries.

23	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

31.1	Certification of Terry K. Spencer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Derek S. Reiners pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Terry K. Spencer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Derek S. Reiners pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

99.1
Unaudited Pro Forma Condensed Consolidated Financial Statements (incorporated by reference to Exhibit
99.1 to ONEOK, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed February
25, 2015 (File No. 1-13643)).

99.2
Common Unit Purchase Agreement, dated August 11, 2015, between ONEOK Partners, L.P. and Kayne
Anderson MLP Investment Company, Kayne Anderson Energy Total Return Fund, Inc., Kayne Anderson
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

Attached as Exhibit 101 to this Annual Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Balance Sheets at December 31, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; (vi) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Annual Report.

ITEM 16.    FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2017		ONEOK, Inc.
Registrant

	By:	/s/ Derek S. Reiners
Derek S. Reiners
Senior Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 28th day of February 2017.

/s/ John W. Gibson	/s/ Terry K. Spencer
John W. Gibson	Terry K. Spencer
Chairman of the Board	President, Chief Executive Officer and
Director

/s/ Derek S. Reiners	/s/ Sheppard F. Miers III
Derek S. Reiners	Sheppard F. Miers III
Senior Vice President,	Vice President and
Chief Financial Officer and Treasurer	Chief Accounting Officer

/s/ Brian L. Derksen	/s/ Julie H. Edwards
Brian L. Derksen	Julie H. Edwards
Director	Director

/s/ Randall J. Larson	/s/ Steven J. Malcolm
Randall J. Larson	Steven J. Malcolm
Director	Director

/s/ Kevin S. McCarthy	/s/ Jim W. Mogg
Kevin S. McCarthy	Jim W. Mogg
Director	Director

/s/ Pattye L. Moore	/s/ Gary D. Parker
Pattye L. Moore	Gary D. Parker
Director	Director

/s/ Eduardo A. Rodriguez
Eduardo A. Rodriguez
Director