Form 10-Q
period 2017-03-31
ONEOK INC /NEW/
filed 2017-05-03
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017.
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
Yes X No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer X                         Accelerated filer __                         Non-accelerated filer __
Smaller reporting company__                 Emerging growth company__

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

On April 24, 2017, the Company had 210,909,327 shares of common stock outstanding.

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

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

2017 Credit Agreement	ONEOK’s $2.5 billion revolving credit agreement effective upon the closing of the Merger Transaction and the terminations of the ONEOK Credit Agreement and ONEOK Partners Credit Agreement
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2016
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
CFTC	U.S. Commodity Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
Merger Agreement	Agreement and Plan of Merger, dated as of January 31, 2017, by and among ONEOK, Merger Sub, ONEOK Partners and ONEOK Partners GP
Merger Sub	New Holdings Subsidiary, LLC, a wholly owned subsidiary of ONEOK
Merger Transaction
The transaction contemplated by the Merger Agreement pursuant to which
ONEOK will acquire all of ONEOK Partners’ outstanding common units representing limited partner interests in ONEOK Partners not already directly or indirectly owned by ONEOK

MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
NGL(s)	Natural gas liquid(s)
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
ONEOK	ONEOK, Inc.
ONEOK Credit Agreement	ONEOK’s $300 million amended and restated revolving credit agreement effective as of January 31, 2014
ONEOK Partners	ONEOK Partners, L.P.
ONEOK Partners Credit Agreement	ONEOK Partners’ $2.4 billion amended and restated revolving credit agreement effective as of January 31, 2014, as amended
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and the sole general partner of ONEOK Partners
OPIS	Oil Price Information Service
Partnership Agreement	Third Amended and Restated Agreement of Limited Partnership of ONEOK Partners, L.P., as amended

PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
Roadrunner	Roadrunner Gas Transmission, LLC, a ONEOK Partners 50 percent owned joint venture
S&P	S&P Global Ratings
SCOOP	South Central Oklahoma Oil Province, an area in the Anadarko Basin in Oklahoma
SEC	Securities and Exchange Commission
STACK	Sooner Trend Anadarko Canadian Kingfisher, an area in the Anadarko Basin in Oklahoma
Term Loan Agreement	ONEOK Partners’ senior unsecured delayed-draw three-year $1.0 billion term loan agreement dated January 8, 2016, as amended
West Texas LPG	West Texas LPG Pipeline Limited Partnership and Mesquite Pipeline
WTI	West Texas Intermediate
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended
	March 31,
(Unaudited)	2017	2016
	(Thousands of dollars, except per share amounts)
Revenues
Commodity sales	$2,216,717	$1,283,511
Services	532,894	490,948
Total revenues	2,749,611	1,774,459
Cost of sales and fuel (exclusive of items shown separately below)	2,143,843	1,195,738
Operations and maintenance	164,769	155,145
Depreciation and amortization	99,419	94,478
General taxes	27,153	21,870
(Gain) loss on sale of assets	7	(4,206)
Operating income	314,420	311,434
Equity in net earnings from investments (Note J)	39,564	32,914
Allowance for equity funds used during construction	13	208
Other income	4,341	305
Other expense	(750)	(637)
Interest expense (net of capitalized interest of $1,441 and 2,887, respectively)	(116,462)	(118,247)
Income before income taxes	241,126	225,977
Income taxes	(54,941)	(50,066)
Income from continuing operations	186,185	175,911
Income (loss) from discontinued operations, net of tax	—	(952)
Net income	186,185	174,959
Less: Net income attributable to noncontrolling interests	98,824	91,513
Net income attributable to ONEOK	$87,361	$83,446
Amounts attributable to ONEOK:
Income from continuing operations	$87,361	$84,398
Income (loss) from discontinued operations	—	(952)
Net income	$87,361	$83,446
Basic earnings per share:
Income from continuing operations (Note H)	$0.41	$0.40
Income (loss) from discontinued operations	—	—
Net income	$0.41	$0.40
Diluted earnings per share:
Income from continuing operations (Note H)	$0.41	$0.40
Income (loss) from discontinued operations	—	—
Net income	$0.41	$0.40
Average shares (thousands)
Basic	211,619	210,781
Diluted	213,602	211,071
Dividends declared per share of common stock	$0.615	$0.615
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Unaudited)	2017	2016
	(Thousands of dollars)
Net income	$186,185	$174,959
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives, net of tax of $(4,401) and $3,039, respectively	24,456	(16,894)
Realized (gains) losses on derivatives in net income, net of tax of $(3,365) and $1,276, respectively	17,283	(8,525)
Change in pension and postretirement benefit plan liability, net of tax of $(1,360) and $(1,035), respectively	2,041	1,553
Other comprehensive income (loss) on investments in unconsolidated affiliates, net of tax of $(58) and $884, respectively	325	(4,917)
Total other comprehensive income (loss), net of tax	44,105	(28,783)
Comprehensive income	230,290	146,176
Less: Comprehensive income attributable to noncontrolling interests	127,641	70,102
Comprehensive income attributable to ONEOK	$102,649	$76,074
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Unaudited)	2017	2016
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$310,808	$248,875
Accounts receivable, net	734,844	872,430
Natural gas and natural gas liquids in storage	193,339	140,034
Commodity imbalances	30,904	60,896
Other current assets	108,552	106,898
Assets of discontinued operations	—	551
Total current assets	1,378,447	1,429,684
Property, plant and equipment
Property, plant and equipment	15,154,360	15,078,497
Accumulated depreciation and amortization	2,600,776	2,507,094
Net property, plant and equipment	12,553,584	12,571,403
Investments and other assets
Investments in unconsolidated affiliates	956,388	958,807
Goodwill and intangible assets	1,002,384	1,005,359
Other assets	176,755	162,998
Assets of discontinued operations	—	10,500
Total investments and other assets	2,135,527	2,137,664
Total assets	$16,067,558	$16,138,751
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)
	March 31,	December 31,
(Unaudited)	2017	2016
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt (Note E)	$410,650	$410,650
Short-term borrowings (Note E)	1,290,729	1,110,277
Accounts payable	703,278	874,731
Commodity imbalances	114,542	142,646
Accrued interest	90,151	112,514
Other current liabilities	122,624	166,042
Liabilities of discontinued operations	—	19,841
Total current liabilities	2,731,974	2,836,701
Long-term debt, excluding current maturities (Note E)	7,919,826	7,919,996
Deferred credits and other liabilities
Deferred income taxes	1,612,039	1,623,822
Other deferred credits	334,206	321,846
Liabilities of discontinued operations	—	7,471
Total deferred credits and other liabilities	1,946,245	1,953,139
Commitments and contingencies (Note L)
Equity (Note F)
ONEOK shareholders’ equity:
Common stock, $0.01 par value: authorized 600,000,000 shares; issued 245,811,180 shares and outstanding 210,906,018 shares at March 31, 2017; issued 245,811,180 shares and outstanding 210,681,661 shares at December 31, 2016	2,458	2,458
Paid-in capital	1,232,069	1,234,314
Accumulated other comprehensive loss (Note G)	(139,062)	(154,350)
Retained earnings	30,887	—
Treasury stock, at cost: 34,905,162 shares at March 31, 2017, and 35,129,519 shares at December 31, 2016	(887,970)	(893,677)
Total ONEOK shareholders’ equity	238,382	188,745
Noncontrolling interests in consolidated subsidiaries	3,231,131	3,240,170
Total equity	3,469,513	3,428,915
Total liabilities and equity	$16,067,558	$16,138,751
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,
(Unaudited)	2017	2016
	(Thousands of dollars)
Operating activities
Net income	$186,185	$174,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,419	94,478
Equity in net earnings from investments	(39,564)	(32,914)
Distributions received from unconsolidated affiliates	39,520	34,789
Deferred income taxes	53,397	53,725
Share-based compensation expense	5,907	8,232
Pension and postretirement benefit expense, net of contributions	(5,018)	3,039
Allowance for equity funds used during construction	(13)	(208)
(Gain) loss on sale of assets	7	(4,206)
Changes in assets and liabilities:
Accounts receivable	137,586	68,326
Natural gas and natural gas liquids in storage	(53,305)	(27,991)
Accounts payable	(122,843)	(64,088)
Commodity imbalances, net	1,888	2,968
Settlement of exit activities liabilities	(4,119)	(6,186)
Accrued interest	(22,363)	(24,413)
Risk-management assets and liabilities	45,977	(23,813)
Other assets and liabilities, net	(53,571)	(26,030)
Cash provided by operating activities	269,090	230,667
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(112,737)	(196,411)
Contributions to unconsolidated affiliates	(4,422)	(158)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	7,400	11,764
Proceeds from sale of assets	296	14,858
Cash used in investing activities	(109,463)	(169,947)
Financing activities
Dividends paid	(129,842)	(129,235)
Distributions to noncontrolling interests	(136,680)	(137,980)
Borrowing (repayment) of short-term borrowings, net	180,452	(101,773)
Issuance of long-term debt, net of discounts	—	1,000,000
Debt financing costs	—	(2,770)
Repayment of long-term debt	(1,951)	(652,148)
Issuance of common stock	3,722	3,964
Other	(13,395)	(1,189)
Cash used in financing activities	(97,694)	(21,131)
Change in cash and cash equivalents	61,933	39,589
Change in cash and cash equivalents included in discontinued operations	—	11
Change in cash and cash equivalents from continuing operations	61,933	39,600
Cash and cash equivalents at beginning of period	248,875	97,619
Cash and cash equivalents at end of period	$310,808	$137,219
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	ONEOK Shareholders’ Equity
(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Loss
	(Shares)	(Thousands of dollars)
January 1, 2017	245,811,180	$2,458	$1,234,314	$(154,350)
Cumulative effect adjustment for adoption of ASU 2016-09	—	—	—	—
Net income	—	—	—	—
Other comprehensive income (loss) (Note G)	—	—	—	15,288
Common stock issued	—	—	(2,506)	—
Common stock dividends - $0.615 per share (Note F)	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—
Other	—	—	261	—
March 31, 2017	245,811,180	$2,458	$1,232,069	$(139,062)

	ONEOK Shareholders’ Equity
(Unaudited)	Common Stock Issued	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Loss
	(Shares)	(Thousands of dollars)
January 1, 2016	245,811,180	$2,458	$1,378,444	$(127,242)
Net income	—	—	—	—
Other comprehensive income (loss)	—	—	—	(7,372)
Common stock issued	—	—	(3,679)	—
Common stock dividends - $0.615 per share (Note F)	—	—	(45,789)	—
Distributions to noncontrolling interests	—	—	—	—
Other	—	—	(1,425)	—
March 31, 2016	245,811,180	$2,458	$1,327,551	$(134,614)

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Continued)
	ONEOK Shareholders’ Equity
(Unaudited)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2017	$—	$(893,677)	$3,240,170	$3,428,915
Cumulative effect adjustment for adoption of ASU 2016-09	73,368	—	—	73,368
Net income	87,361	—	98,824	186,185
Other comprehensive income (loss) (Note G)	—	—	28,817	44,105
Common stock issued	—	5,707	—	3,201
Common stock dividends - $0.615 per share (Note F)	(129,842)	—	—	(129,842)
Distributions to noncontrolling interests	—	—	(136,680)	(136,680)
Other	—	—	—	261
March 31, 2017	$30,887	$(887,970)	$3,231,131	$3,469,513

	ONEOK Shareholders’ Equity
(Unaudited)	Retained Earnings	Treasury Stock	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2016	$—	$(917,862)	$3,430,538	$3,766,336
Net income	83,446	—	91,513	174,959
Other comprehensive income (loss)	—	—	(21,411)	(28,783)
Common stock issued	—	9,355	—	5,676
Common stock dividends - $0.615 per share (Note F)	(83,446)	—	—	(129,235)
Distributions to noncontrolling interests	—	—	(137,980)	(137,980)
Other	—	—	(4,041)	(5,466)
March 31, 2016	$—	$(908,507)	$3,358,619	$3,645,507

See accompanying Notes to Consolidated Financial Statements.

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2016 year-end consolidated balance sheet data was derived from our audited financial statements but does not include all disclosures required by GAAP. Certain reclassifications have been made in the prior-year financial statements to conform to the current-year presentation. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements in our Annual Report.

Our significant accounting policies are consistent with those disclosed in Note A of the Notes to Consolidated Financial Statements in our Annual Report, except as described below.

Discontinued Operations - Beginning in 2017, the results of operations and financial position of our former energy services business are no longer reflected as discontinued operations in our Consolidated Financial Statements and Notes to the Consolidated Financial Statements, as they are not material.

Recently Issued Accounting Standards Update - Changes to GAAP are established by the Financial Accounting Standards Board (FASB) in the form of ASUs to the FASB Accounting Standards Codification. We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or clarifications of ASUs listed below. The following tables provide a brief description of recent accounting pronouncements and our analysis of the effects on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standards that were adopted
ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”	The standard requires that inventory, excluding inventory measured using last-in, first-out (LIFO) or the retail inventory method, be measured at the lower of cost or net realizable value.	First quarter 2017	As a result of adopting this guidance, we updated our accounting policy for inventory valuation accordingly. The financial impact of adopting this guidance was not material.
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
		First quarter 2017	The impact of adopting this standard was not material.
ASU 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments”
The standard clarifies the requirements for assessing whether a contingent call (put) option that can accelerate the payment of principal on a debt instrument is clearly and closely related to its debt host.
		First quarter 2017	The impact of adopting this standard was not material.
ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”
The standard provides simplified accounting for share-based payment transactions in relation to income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.
First quarter 2017
As a result of adopting this guidance, we recorded an adjustment increasing beginning retained earnings and deferred tax assets in the first quarter 2017 of approximately $73 million to recognize previously unrecognized cumulative excess tax benefits related to share-based payments on a modified retrospective basis.  Prospectively, all share-based payment tax effects will be recorded in earnings. The other effects of adopting this standard were not material.

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
First quarter 2018
We are evaluating the impact of this standard on us. Our evaluation process includes a review of our and ONEOK Partners’ contracts and transaction types across all of the business segments. In addition, we are currently evaluating the methods of adoption and analyzing the impact of the standard on our internal controls, accounting policies and financial statements and disclosures. We expect to determine our method of adoption when we complete our evaluation of the impact of the standard and the implications of each adoption method.

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
ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”
The standard requires the service cost component of net benefit cost to be reported in the same line item or items as other compensation costs from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations.
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

On January 31, 2017, we and ONEOK Partners entered into the Merger Agreement pursuant to which we will acquire all of ONEOK Partners’ outstanding common units representing limited partner interests in ONEOK Partners not already directly or indirectly owned by us in an all stock-for-unit transaction at a ratio of 0.985 of a share of ONEOK common stock per common unit of ONEOK Partners, in a taxable transaction to ONEOK Partners’ common unitholders. Following completion of the Merger Transaction, all of ONEOK Partners’ outstanding common units will be directly or indirectly owned by us and will no longer be publicly traded. All of our and ONEOK Partners’ outstanding debt is expected to remain outstanding. We, ONEOK Partners and the Intermediate Partnership expect to issue, to the extent not already in place, guarantees of the indebtedness of ONEOK and ONEOK Partners.

A Special Committee of our Board of Directors, the Conflicts Committee of the Board of Directors of the general partner of ONEOK Partners and the Board of Directors of the general partner of ONEOK Partners each unanimously approved the Merger Agreement. Subject to customary approvals and conditions, the Merger Transaction is expected to close late in the second quarter or early in the third quarter of 2017. The Merger Transaction is subject to the approval of ONEOK Partners’ common unitholders and the approval by our shareholders of the issuance of ONEOK common shares in the Merger Transaction.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	March 31, 2017
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$3,293	$—	$14,675	$17,968	$(17,217)	$751
Physical contracts	—	—	508	508	—	508
Interest-rate contracts	—	47,914	—	47,914	—	47,914
Total derivative assets	$3,293	$47,914	$15,183	$66,390	$(17,217)	$49,173
Derivative liabilities
Commodity contracts
Financial contracts	$(15,757)	$—	$(14,562)	$(30,319)	$29,973	$(346)
Physical contracts	—	—	(1,393)	(1,393)	—	(1,393)
Interest-rate contracts	—	(11,316)	—	(11,316)	—	(11,316)
Total derivative liabilities	$(15,757)	$(11,316)	$(15,955)	$(43,028)	$29,973	$(13,055)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At March 31, 2017, we held no cash and posted $30.6 million of cash with various counterparties, including $12.8 million of cash collateral that is offsetting derivative net liability positions under master-netting arrangements in the table above. The remaining $17.8 million of cash collateral in excess of derivative net liability positions is included in other current assets in our Consolidated Balance Sheets.
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

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended
	March 31,
Derivative Assets (Liabilities)	2017	2016
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$(23,319)	$7,331
Total realized/unrealized gains (losses):
Included in earnings (a)	913	(745)
Included in other comprehensive income (loss)	21,634	(6,552)
Net assets (liabilities) at end of period	$(772)	$34
(a) - Included in commodity sales revenues in our Consolidated Statements of Income.

Realized/unrealized gains (losses) include the realization of derivative contracts through maturity. During the three months ended March 31, 2017 and 2016, gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the end of each reporting period were not material.

We recognize transfers into and out of the levels in the fair value hierarchy as of the end of each reporting period. During the three months ended March 31, 2017 and 2016, there were no transfers between levels.

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

The estimated fair value of our consolidated long-term debt, including current maturities, was $8.9 billion and $8.8 billion at March 31, 2017, and December 31, 2016, respectively. The book value of our consolidated long-term debt, including current maturities, was $8.3 billion at March 31, 2017, and December 31, 2016. The estimated fair value of the aggregate of ONEOK’s and ONEOK Partners’ senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

D.	RISK-MANAGEMENT AND HEDGING ACTIVITIES USING DERIVATIVES

Risk-Management Activities - We are sensitive to changes in natural gas, crude oil and NGL prices, principally as a result of contractual terms under which these commodities are purchased, processed and sold. We use physical-forward purchases and sales and financial derivatives to secure a certain price for a portion of our natural gas, condensate and NGL products; to reduce our exposure to commodity price and interest-rate fluctuations; and to achieve more predictable cash flows. We follow established policies and procedures to assess risk and approve, monitor and report risk-management activities. We have not used these instruments for trading purposes. We are also subject to the risk of interest-rate fluctuation in the normal course of business.

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

The Natural Gas Pipelines segment is exposed to commodity price risk because its intrastate and interstate natural gas pipelines retain natural gas from its customers for operations or as part of its fee for services provided. When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by its customers, these pipelines must buy or sell natural gas, or store or use natural gas from inventory, which may expose them to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in the Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we may use physical-forward sales or purchases to reduce the impact of price fluctuations related to natural gas. At March 31, 2017, and December 31, 2016, there were no financial derivative instruments with respect to ONEOK Partners’ natural gas pipeline operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. As of March 31, 2017 and December 31, 2016, ONEOK Partners had interest-rate swaps with notional amounts totaling $1 billion to hedge the variability of its LIBOR-based interest payments and forward-starting interest-rate swaps with notional amounts totaling $1.2 billion to hedge the variability of interest payments on a portion of its forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. All of ONEOK Partners’ interest-rate swaps are designated as cash flow hedges.

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

Fair Values of Derivative Instruments - See Note C for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of derivative instruments for the periods indicated:

		March 31, 2017		December 31, 2016
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
		(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	Other current assets/other current liabilities	$6,154	$(25,855)	$1,155	$(49,938)
	Other assets/deferred credits and other liabilities	6,683	—	210	(2,142)
Physical contracts	Other current assets/other current liabilities	87	(1,393)	—	(3,022)
	Other assets	421	—	—	—
Interest-rate contracts	Other current assets/other current liabilities	90	(11,316)	—	(12,795)
	Other assets	47,824	—	47,457	—
Total derivatives designated as hedging instruments		61,259	(38,564)	48,822	(67,897)
Derivatives not designated as hedging instruments
Commodity contracts
Financial contracts	Other current assets/other current liabilities	4,451	(3,796)	4,346	(4,239)
	Other assets/deferred credits and other liabilities	680	(668)	—	—
Total derivatives not designated as hedging instruments		5,131	(4,464)	4,346	(4,239)
Total derivatives		$66,390	$(43,028)	$53,168	$(72,136)

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		March 31, 2017		December 31, 2016
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures and swaps	—	(38.2)	—	(38.4)
- Natural gas (Bcf)	Put options	36.0	—	49.5	—
- Crude oil and NGLs (MMBbl)	Futures, forwards and swaps	0.3	(4.5)	—	(3.6)
Basis
- Natural gas (Bcf)	Futures and swaps	—	(38.2)	—	(38.4)
Interest-rate contracts (Millions of dollars)	Swaps	$2,150.0	$—	$2,150.0	$—
Derivatives not designated as hedging instruments:
Fixed price
- Natural gas (Bcf)	Futures and swaps	3.5	—	0.4	—
- NGLs (MMBbl)	Futures, forwards and swaps	0.7	(2.6)	0.5	(0.7)
Basis
- Natural gas (Bcf)	Futures and swaps	3.5	—	0.4	—

These notional amounts are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and, consequently, do not reflect actual exposure to market or credit risk.

Cash Flow Hedges - At March 31, 2017, our Consolidated Balance Sheet reflected a net loss of $139.1 million in accumulated other comprehensive loss. The portion of accumulated other comprehensive loss attributable to commodity derivative financial instruments is an unrealized loss of $5.4 million, net of tax, which is expected to be realized within the next 21 months as the forecasted transactions affect earnings. If commodity prices remain at current levels, we will realize approximately $7.2 million in net losses, net of tax, over the next 12 months and approximately $1.8 million in net gains, net of tax, thereafter. The amount deferred in accumulated other comprehensive loss attributable to settled interest-rate swaps is a loss of $42.3 million, net of tax, which will be recognized over the life of the long-term, fixed-rate debt, including losses of $6.5 million, net of tax, that will be reclassified into earnings during the next 12 months as the hedged items affect earnings. The remaining amounts in accumulated other comprehensive loss are attributable primarily to forward-starting interest-rate swaps with future settlement dates, which is expected to be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of the debt.

The following table sets forth the unrealized effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Three Months Ended
	March 31,
	2017	2016
	(Thousands of dollars)
Commodity contracts	$27,328	$11,678
Interest-rate contracts	1,529	(31,611)
Total unrealized gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion)	$28,857	$(19,933)

The following table sets forth the effect of cash flow hedges in our Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Three Months Ended
		March 31,
		2017	2016
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues	$(15,319)	$14,499
Interest-rate contracts	Interest expense	(5,329)	(4,698)
Total gain (loss) reclassified from accumulated other comprehensive loss into net income on derivatives (effective portion)		$(20,648)	$9,801

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

From time to time, ONEOK Partners may enter into financial derivative instruments that contain provisions that require it to maintain an investment-grade credit rating from S&P and/or Moody’s. If ONEOK Partners’ credit ratings on its senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk at March 31, 2017.

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

At March 31, 2017, the net credit exposure from our derivative assets is with investment-grade companies in the financial services sector.

E.	DEBT

The following table sets forth our debt for the periods indicated:

	March 31, 2017	December 31, 2016
	(Thousands of dollars)
ONEOK
Senior unsecured obligations:
$700,000 at 4.25% due 2022	$547,397	$547,397
$500,000 at 7.5% due 2023	500,000	500,000
$100,000 at 6.5% due 2028	87,088	87,126
$100,000 at 6.875% due 2028	100,000	100,000
$400,000 at 6.0% due 2035	400,000	400,000
Total ONEOK senior notes payable	1,634,485	1,634,523
ONEOK Partners
Commercial paper outstanding, bearing a weighted-average interest rate of 1.51% and 1.27%, respectively	1,290,729	1,110,277
Senior unsecured obligations:
$400,000 at 2.0% due 2017	400,000	400,000
$425,000 at 3.2% due 2018	425,000	425,000
$1,000,000 term loan, variable rate, due 2019	1,000,000	1,000,000
$500,000 at 8.625% due 2019	500,000	500,000
$300,000 at 3.8% due 2020	300,000	300,000
$900,000 at 3.375 % due 2022	900,000	900,000
$425,000 at 5.0 % due 2023	425,000	425,000
$500,000 at 4.9 % due 2025	500,000	500,000
$600,000 at 6.65% due 2036	600,000	600,000
$600,000 at 6.85% due 2037	600,000	600,000
$650,000 at 6.125% due 2041	650,000	650,000
$400,000 at 6.2% due 2043	400,000	400,000
Guardian Pipeline
Weighted average 7.85% due 2022	42,345	44,257
Total debt	9,667,559	9,489,057
Unamortized portion of terminated swaps	19,756	20,186
Unamortized debt issuance costs and discounts	(66,110)	(68,320)
Current maturities of long-term debt	(410,650)	(410,650)
Short-term borrowings (a)	(1,290,729)	(1,110,277)
Long-term debt	$7,919,826	$7,919,996
(a) - Individual issuances of commercial paper under ONEOK Partners’ $2.4 billion commercial paper program generally mature in 90 days or less. However, these issuances are supported by and reduce the borrowing capacity under the ONEOK Partners Credit Agreement.

ONEOK Credit Agreement - In January 2016, we extended the term of the ONEOK Credit Agreement by one year to January 2020. The ONEOK Credit Agreement is a $300 million revolving credit facility and contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to consolidated EBITDA (EBITDA, as defined in our ONEOK Credit Agreement) of no more than 4.0 to 1. Upon breach of certain covenants by us in our ONEOK Credit Agreement, amounts outstanding under our ONEOK Credit Agreement, if any, may become due and payable immediately. At March 31, 2017, ONEOK’s ratio of indebtedness to consolidated EBITDA was 2.2 to 1, and ONEOK was in compliance with all covenants under the ONEOK Credit Agreement.

The ONEOK Credit Agreement includes a $50 million sublimit for the issuance of standby letters of credit and a $50 million sublimit for swingline loans. Under the terms of the ONEOK Credit Agreement, ONEOK may request an increase in the size of the facility to an aggregate of $500 million by either commitments from new lenders or increased commitments from existing lenders. The ONEOK Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit rating. Based on our current credit rating, borrowings, if any, will accrue interest at LIBOR plus 145 basis points, and the annual facility fee is 30 basis points.

At March 31, 2017 and December 31, 2016, we had $1.1 million in letters of credit issued and no borrowings under the ONEOK Credit Agreement.

ONEOK Partners Credit Agreement - In January 2016, ONEOK Partners extended the term of the ONEOK Partners Credit Agreement by one year to January 2020. The ONEOK Partners Credit Agreement is a $2.4 billion revolving credit facility and includes a $100 million sublimit for the issuance of standby letters of credit and a $150 million swingline sublimit. At March 31, 2017, and December 31, 2016, ONEOK Partners had $14 million in letters of credit issued and no borrowings under the ONEOK Partners Credit Agreement. The ONEOK Partners Credit Agreement is available for general partnership purposes and had available capacity of approximately $1.1 billion at March 31, 2017.

The ONEOK Partners Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in ONEOK Partners’ credit rating. Under the terms of the ONEOK Partners Credit Agreement, based on ONEOK Partners’ current credit ratings, borrowings, if any, will accrue interest at LIBOR plus 117.5 basis points, and the annual facility fee is 20 basis points. The ONEOK Partners Credit Agreement is guaranteed fully and unconditionally by the Intermediate Partnership. Borrowings under the ONEOK Partners Credit Agreement are currently nonrecourse to ONEOK.

The ONEOK Partners Credit Agreement contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in the ONEOK Partners Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.0 to 1. If ONEOK Partners consummates one or more acquisitions in which the aggregate purchase price is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition was completed and the two following quarters. If ONEOK Partners were to breach certain covenants in the ONEOK Partners Credit Agreement, amounts outstanding under the ONEOK Partners Credit Agreement, if any, may become due and payable immediately. At March 31, 2017, ONEOK Partners’ ratio of indebtedness to adjusted EBITDA was 4.2 to 1, and it was in compliance with all covenants under the ONEOK Partners Credit Agreement.

2017 Credit Agreement - In April 2017, we entered into the 2017 Credit Agreement with a syndicate of banks, effective upon the closing of the Merger Transaction and the terminations of the ONEOK Credit Agreement and ONEOK Partners Credit Agreement. The 2017 Credit Agreement is a $2.5 billion revolving credit facility and contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our 2017 Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.75 to 1 at the end of the quarter the Merger Transaction closes and the following two quarters; 5.5 to 1 for the subsequent two quarters; and 5.0 to 1 thereafter. If we consummate one or more acquisitions in which the aggregate purchase is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition is completed and the two following quarters.

The 2017 Credit Agreement includes a $100 million sublimit for the issuance of standby letters of credit and a $200 million sublimit for swingline loans. Under the terms of the 2017 Credit Agreement, we may request an increase in the size of the facility to an aggregate of $3.5 billion by either commitments from new lenders or increased commitments from existing lenders. The 2017 Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit ratings. Based on our expected credit ratings following the closing of the Merger Transaction, borrowings, if any, will accrue at LIBOR plus 110 basis points, and the annual facility fee is 15 basis points. The facility has the option to request two one-year extensions, subject to lender approval, and may be used for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit, and for other general corporate purposes.

Senior Unsecured Obligations - All notes are senior unsecured obligations, ranking equally in right of payment with all of our existing and future unsecured senior indebtedness, and are structurally subordinate to any of the existing and future debt and other liabilities of any nonguarantor subsidiaries.

ONEOK Partners issuances and maturities - In January 2016, ONEOK Partners entered into the $1.0 billion senior unsecured Term Loan Agreement with a syndicate of banks. The Term Loan Agreement matures in January 2019 and bears interest at LIBOR plus 130 basis points based on ONEOK Partners’ current credit ratings. At March 31, 2017, the interest rate was 2.28 percent. The Term Loan Agreement contains an option, which may be exercised up to two times, to extend the term of the loan, in each case, for an additional one-year term, subject to approval of the banks. The Term Loan Agreement allows prepayment of all or any portion outstanding without penalty or premium and contains substantially the same covenants as the ONEOK Partners Credit Agreement. During the first quarter 2016, ONEOK Partners drew the full $1.0 billion available under the agreement and used the proceeds to repay $650 million of senior notes at maturity, to repay amounts outstanding under ONEOK Partners’ commercial paper program and for general partnership purposes.

In April 2017, ONEOK Partners entered into the first amendment to the Term Loan Agreement which, among other things, will add ONEOK as a guarantor to the Term Loan Agreement effective upon the closing of the Merger Transaction described in Note B.

Debt Guarantees - Neither we nor ONEOK Partners guarantee the debt or other similar commitments of unaffiliated parties. ONEOK currently does not guarantee the debt, commercial paper, borrowings under the ONEOK Partners Credit Agreement or other similar commitments of ONEOK Partners, and ONEOK Partners currently does not guarantee the debt or other similar commitments of ONEOK. Following the completion of the Merger Transaction described in Note B, we, ONEOK Partners and the Intermediate Partnership expect to issue, to the extent not already in place, guarantees of the indebtedness of ONEOK and ONEOK Partners.

F.	EQUITY

Dividends - Dividends paid on our common stock to shareholders of record at the close of business on January 30, 2017, were $0.615 per share. A dividend of $0.615 per share was declared for shareholders of record at the close of business on May 1, 2017, payable May 15, 2017.

In April 2017, through a wholly owned subsidiary, we contributed 20,000 shares of newly issued Series E Non-Voting Perpetual Preferred Stock (Series E Preferred Stock), par value $0.01 per share, having an aggregate value of $20 million, to ONEOK Foundation, Inc. (the Foundation) for use in future charitable and nonprofit causes. The contribution will be recorded as a $20 million noncash expense in the second quarter of 2017. The Series E Preferred Stock is expected to pay quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5 percent per year.

See Note K for a discussion of ONEOK Partners’ issuance of common units and distributions to noncontrolling interests.

G.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the period indicated:

	Unrealized Gains (Losses) on Risk- Management Assets/Liabilities (a)	Pension and Postretirement Benefit Plan Obligations (a) (b)	Unrealized Gains (Losses) on Risk- Management Assets/Liabilities of Unconsolidated Affiliates (a)	Accumulated Other Comprehensive Loss (a)
	(Thousands of dollars)
January 1, 2017	$(52,155)	$(101,236)	$(959)	$(154,350)
Other comprehensive income (loss) before reclassifications	7,491	3	73	7,567
Amounts reclassified from accumulated other comprehensive loss	5,658	2,038	25	7,721
Net current period other comprehensive income (loss) attributable to ONEOK	13,149	2,041	98	15,288
March 31, 2017	$(39,006)	$(99,195)	$(861)	$(139,062)
(a) All amounts are presented net of tax.
(b) Includes amounts related to supplemental executive retirement plan.

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss in our Consolidated Statements of Income for the periods indicated:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended		Affected Line Item in the Consolidated Statements of Income
	March 31,
	2017	2016
	(Thousands of dollars)
Unrealized gains (losses) on risk-management assets/liabilities
Commodity contracts	$(15,319)	$14,499	Commodity sales revenues
Interest-rate contracts	(5,329)	(4,698)	Interest expense
	(20,648)	9,801	Income before income taxes
	3,365	(1,276)	Income tax expense
	(17,283)	8,525	Net income
Noncontrolling interests	(11,625)	6,280	Less: Net income attributable to noncontrolling interests
	$(5,658)	$2,245	Net income attributable to ONEOK

Pension and postretirement benefit plan obligations (a)
Amortization of net loss	$(3,812)	$(2,998)
Amortization of unrecognized prior service cost	415	415
	(3,397)	(2,583)	Income before income taxes
	1,359	1,033	Income tax expense
	$(2,038)	$(1,550)	Net income attributable to ONEOK

Unrealized gains (losses) on risk-management assets/liabilities of unconsolidated affiliates
	$(96)	$—	Equity in net earnings from investments
	15	—	Income tax expense
	(81)	—	Net income
Noncontrolling interests	(56)	—	Less: Net income attributable to noncontrolling interests
	$(25)	$—	Net income attributable to ONEOK

Total reclassifications for the period attributable to ONEOK	$(7,721)	$695	Net income attributable to ONEOK
(a) These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note I for additional detail of our net periodic benefit cost.

H.	EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended March 31, 2017
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$87,361	211,619	$0.41
Diluted EPS from continuing operations
Effect of dilutive securities	—	1,983
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$87,361	213,602	$0.41

	Three Months Ended March 31, 2016
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$84,398	210,781	$0.40
Diluted EPS from continuing operations
Effect of dilutive securities	—	290
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$84,398	211,071	$0.40

I.	EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and postretirement benefit plans for our continuing operations for the periods indicated:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$1,722	$1,622	$165	$149
Interest cost	4,655	4,947	565	601
Expected return on plan assets	(5,336)	(5,077)	(564)	(531)
Amortization of prior service cost (credit)	—	—	(415)	(415)
Amortization of net loss	3,392	2,737	420	261
Net periodic benefit cost	$4,433	$4,229	$171	$65

J.	UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments - The following table sets forth our equity in net earnings from ONEOK Partners’ investments for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(Thousands of dollars)
Northern Border Pipeline	$18,817	$18,674
Overland Pass Pipeline Company	13,566	13,304
Other	7,181	936
Equity in net earnings from investments	$39,564	$32,914

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of ONEOK Partners’ unconsolidated affiliates for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(Thousands of dollars)
Income Statement
Operating revenues	$154,280	$136,572
Operating expenses	$66,936	$58,699
Net income	$81,131	$72,037

Distributions paid to ONEOK Partners	$46,920	$46,553

ONEOK Partners incurred expenses in transactions with unconsolidated affiliates of $36.7 million and $33.6 million for the three months ended March 31, 2017 and 2016, respectively, primarily related to Overland Pass Pipeline Company and Northern Border Pipeline. Accounts payable to ONEOK Partners’ equity-method investees at March 31, 2017, and December 31, 2016, were $13.1 million and $11.1 million, respectively.

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

Roadrunner Gas Transmission - The Roadrunner limited liability company agreement provides that distributions to members are made on a pro rata basis according to each member’s ownership interest. As the operator, ONEOK Partners has been delegated the authority to determine such distributions in accordance with, and on the frequency set forth in, the Roadrunner limited liability company agreement. Cash distributions are equal to 100 percent of available cash, as defined in the limited liability company agreement.

K.	ONEOK PARTNERS

Ownership Interest in ONEOK Partners - Our ownership interest in ONEOK Partners is shown in the table below at March 31, 2017:

General partner interest	2.0%
Limited partner interest (a)	39.2%
Total ownership interest	41.2%
(a) - Represents 41.3 million common units and approximately 73.0 million Class B units, which are convertible, at our option, into common units.

Relationship - We have determined that ONEOK Partners is a variable interest entity and we are the primary beneficiary. Therefore, we consolidate ONEOK Partners in our consolidated financial statements; however, we are restricted from the assets and cash flows of ONEOK Partners except for the distributions we receive from ONEOK Partners. Distributions are declared quarterly by the board of ONEOK Partners’ general partner based on the terms of the Partnership Agreement. See Note M for more information on ONEOK Partners’ results.

The following table shows the carrying amount and classification of ONEOK Partners’ assets and liabilities in our Consolidated Balance Sheets:

	March 31,	December 31,
	2017	2016
	(Thousands of dollars)
Assets
Total current assets	$1,065,745	$1,174,245
Net property, plant and equipment	12,447,567	12,462,692
Total investments and other assets	1,828,623	1,832,410
Total assets	$15,341,935	$15,469,347
Liabilities
Total current liabilities	$2,694,531	$2,824,376
Long-term debt, excluding current maturities	6,290,952	6,291,307
Total deferred credits and other liabilities	193,797	175,844
Total liabilities	$9,179,280	$9,291,527

ONEOK receives distributions from ONEOK Partners through its general partner and limited partner interests, but otherwise the assets of ONEOK Partners cannot be used to settle obligations of ONEOK. ONEOK does not currently guarantee the debt, commercial paper or other similar commitments of ONEOK Partners, and the obligations of ONEOK Partners may only be settled using the assets of ONEOK Partners. ONEOK Partners does not currently guarantee the debt or other similar commitments of ONEOK. Following the completion of the Merger Transaction with ONEOK Partners described in Note B, we and ONEOK Partners and the Intermediate Partnership expect to issue, to the extent not already in place, guarantees of the indebtedness of ONEOK and ONEOK Partners.

Equity Issuances - ONEOK Partners has an “at-the-market” equity program for the offer and sale from time to time of its common units, up to an aggregate amount of $650 million. The program allows ONEOK Partners to offer and sell its common units at prices it deems appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between ONEOK Partners and the sales agent. ONEOK Partners is under no obligation to offer and sell common units under the program. At March 31, 2017, ONEOK Partners had approximately $138 million of registered common units available for issuance through its “at-the-market” equity program.

During the three months ended March 31, 2017, and the year ended December 31, 2016, no common units were sold through ONEOK Partners’ “at-the-market” equity program.

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

In April 2017, a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) was declared for the first quarter 2017 and will be paid on May 15, 2017, to unitholders of record at the close of business on May 1, 2017.

The following table shows ONEOK Partners’ distributions paid in the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(Thousands, except per unit amounts)
Distribution per unit	$0.79	$0.79

General partner distributions	$6,660	$6,660
Incentive distributions	100,538	100,538
Distributions to general partner	107,198	107,198
Limited partner distributions to ONEOK	90,323	90,323
Limited partner distributions to noncontrolling interest	135,480	135,480
Total distributions paid	$333,001	$333,001

ONEOK Partners’ distributions are declared and paid within 45 days of the completion of each quarter. The following table shows ONEOK Partners’ distributions declared for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(Thousands, except per unit amounts)
Distribution per unit	$0.79	$0.79

General partner distributions	$6,660	$6,660
Incentive distributions	100,538	100,538
Distributions to general partner	107,198	107,198
Limited partner distributions to ONEOK	90,323	90,323
Limited partner distributions to noncontrolling interest	135,480	135,480
Total distributions declared	$333,001	$333,001

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

ONEOK Partners has an operating agreement with Roadrunner that provides for reimbursement or payment to it for management services and certain operating costs. Charges to Roadrunner included in operating income in our Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, were not material.

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

Legal Proceedings - Gas Index Pricing Litigation - On March 30, 2017, the United States District Court for the District of Nevada (the Court) entered an order granting summary judgment in favor of our affiliate ONEOK Energy Services Company, L.P. (OESC), the lone defendant in the previously reported Sinclair case. The Court determined that the plaintiff’s claim is barred by a release obtained in a prior lawsuit against us and OESC. Upon entry of a final judgment, Sinclair Oil Corporation may pursue an appeal of this determination to the Ninth Circuit Court of Appeals.

We expect that future charges, if any, from the ultimate resolution of the Sinclair case will not be material to our results of operations, financial position or cash flows and are expected to be paid with cash on hand.

ONEOK Partners Class Action Litigation - On March 28, 2017, and April 7, 2017, two putative class action lawsuits captioned Juergen Krueger, Individually And On Behalf Of All Others Similarly Situated v. ONEOK Partners, L.P., et al (the First Complaint) and Max Federman, On Behalf of Himself and All Others Similarly Situated v. ONEOK Partners, L.P., et al (the Second Complaint, together with the First Complaint, the Complaints) were filed in the United States District Court for the Northern District of Oklahoma against ONEOK Partners and each of the members of the ONEOK Partners GP board of directors as defendants.  The Complaints allege that the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated thereunder, by causing a materially incomplete and misleading preliminary proxy statement to be filed with the SEC on March 7, 2017.  Both Complaints seek various forms of relief, including injunctive relief and an award of attorneys’ fees and expenses.  Each of the defendants believes the claims asserted in the Complaints are without merit and intends to vigorously defend against this lawsuit. At this time, however, it is not possible to predict the outcome of the proceedings or their impact on us, ONEOK Partners or the Merger Transaction.

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

For the three months ended March 31, 2017, ONEOK Partners had no single customer from which it received 10 percent or more of our consolidated revenues. For the three months ended March 31, 2016, ONEOK Partners had one customer, BP p.l.c. or its affiliates, from which it received approximately 12 percent of our consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended March 31, 2017	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$400,149	$2,244,000	$104,924	$2,749,073
Intersegment revenues	261,127	147,984	1,894	411,005
Total revenues	661,276	2,391,984	106,818	3,160,078
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(488,384)	(2,048,693)	(16,603)	(2,553,680)
Operating costs	(71,789)	(78,743)	(31,753)	(182,285)
Equity in net earnings from investments	2,630	13,722	23,212	39,564
Other	234	(41)	1,284	1,477
Segment adjusted EBITDA	$103,967	$278,229	$82,958	$465,154

Depreciation and amortization	$(44,968)	$(41,115)	$(12,543)	$(98,626)
Total assets	$5,296,359	$8,194,835	$1,945,407	$15,436,601
Capital expenditures	$63,151	$20,453	$25,014	$108,618
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $296.3 million, of which $252.9 million related to sales within the segment and cost of sales and fuel of $116.5 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $68.9 million and cost of sales and fuel of $14.1 million.

Three Months Ended March 31, 2017	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
Sales to unaffiliated customers	$2,749,073	$538	$2,749,611
Intersegment revenues	411,005	(411,005)	—
Total revenues	$3,160,078	$(410,467)	$2,749,611

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(2,553,680)	$409,837	$(2,143,843)
Operating costs	$(182,285)	$(9,637)	$(191,922)
Depreciation and amortization	$(98,626)	$(793)	$(99,419)
Equity in net earnings from investments	$39,564	$—	$39,564
Total assets	$15,436,601	$630,957	$16,067,558
Capital expenditures	$108,618	$4,119	$112,737

Three Months Ended March 31, 2016	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$317,046	$1,371,425	$85,474	$1,773,945
Intersegment revenues	114,965	115,965	499	231,429
Total revenues	432,011	1,487,390	85,973	2,005,374
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(266,300)	(1,156,950)	(3,932)	(1,427,182)
Operating costs	(69,606)	(73,182)	(27,513)	(170,301)
Equity in net earnings from investments	2,815	13,347	16,752	32,914
Other	1,115	(436)	3,059	3,738
Segment adjusted EBITDA	$100,035	$270,169	$74,339	$444,543

Depreciation and amortization	$(41,851)	$(40,706)	$(11,179)	$(93,736)
Total assets	$5,196,190	$8,016,245	$1,847,352	$15,059,787
Capital expenditures	$141,497	$34,207	$17,948	$193,652
(a) - The Natural Gas Liquids segment has regulated and nonregulated operations. The Natural Gas Liquids segment’s regulated operations had revenues of $281.8 million, of which $230.8 million related to sales within the segment and cost of sales and fuel of $106.8 million.
(b) - The Natural Gas Pipelines segment has regulated and nonregulated operations. The Natural Gas Pipelines segment’s regulated operations had revenues of $54.8 million and cost of sales and fuel of $5.6 million.

Three Months Ended March 31, 2016	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
Sales to unaffiliated customers	$1,773,945	$514	$1,774,459
Intersegment revenues	231,429	(231,429)	—
Total revenues	$2,005,374	$(230,915)	$1,774,459

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(1,427,182)	$231,444	$(1,195,738)
Operating costs	$(170,301)	$(6,714)	$(177,015)
Depreciation and amortization	$(93,736)	$(742)	$(94,478)
Equity in net earnings from investments	$32,914	$—	$32,914
Total assets	$15,059,787	$441,362	$15,501,149
Capital expenditures	$193,652	$2,759	$196,411

	Three Months Ended
	March 31,
	2017	2016
Reconciliation of income from continuing operations to total segment adjusted EBITDA	(Thousands of dollars)
Income from continuing operations	$186,185	$175,911
Add:
Interest expense, net of capitalized interest	116,462	118,247
Depreciation and amortization	99,419	94,478
Income taxes	54,941	50,066
Other noncash items and equity AFUDC	8,147	5,841
Total segment adjusted EBITDA	$465,154	$444,543

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Merger Transaction - On January 31, 2017, we and ONEOK Partners entered into the Merger Agreement pursuant to which we will acquire all of ONEOK Partners’ outstanding common units representing limited partner interests in ONEOK Partners not already directly or indirectly owned by us in an all stock-for-unit transaction at a ratio of 0.985 of a share of ONEOK common stock per common unit of ONEOK Partners, in a taxable transaction to ONEOK Partners’ unitholders. Following completion of the Merger Transaction, all of ONEOK Partners’ outstanding common units will be directly or indirectly owned by us and will no longer be publicly traded. All of our and ONEOK Partners’ outstanding debt is expected to remain outstanding. We, ONEOK Partners and the Intermediate Partnership expect to issue, to the extent not already in place, guarantees of the indebtedness of ONEOK and ONEOK Partners.

For additional information on this transaction, see Note B of the Notes to Consolidated Financial Statements in this Quarterly Report.

Ownership of ONEOK Partners - ONEOK and its subsidiaries own all of the general partner interest and a portion of the limited partner interests, which, together, represent a 41.2 percent ownership interest at March 31, 2017, in ONEOK Partners (NYSE: OKS), one of the largest publicly traded master limited partnerships.

Business Update and Market Conditions - ONEOK Partners operates predominantly fee-based businesses in each of its three reportable segments and we expect its consolidated earnings to be approximately 90 percent fee-based in 2017. In the first quarter 2017, the Natural Gas Gathering and Processing segment’s fee revenues averaged 83 cents per MMBtu, compared with an average of 68 cents per MMBtu in the same period in 2016, due to ONEOK Partners’ contract restructuring efforts to address commodity price risk. ONEOK Partners connected three third-party natural gas processing plants in the Natural Gas Liquids segment and fee-based transportation services increased in the Natural Gas Pipelines segment, compared with the first quarter 2016. We continue to expect demand for midstream services and infrastructure development to be primarily driven by producers who need to connect production with end-use markets where current infrastructure is insufficient. We also expect additional demand for ONEOK Partners’ services to support increased demand for NGL products from the petrochemical industry and NGL exporters, and increased demand for natural gas from power plants previously fueled by coal and natural gas exports.

ONEOK Partners has available capacity on its integrated network of assets to grow fee-based earnings with minimal capital investments. ONEOK Partners is connected to supply in attractive, productive basins and has significant basin diversification across its asset footprint from the Williston, Permian and Powder River Basins to the STACK and SCOOP areas of the Anadarko Basin in Oklahoma. In addition, ONEOK Partners is connected to major market centers for natural gas and NGL products. While the Natural Gas Gathering and Processing and Natural Gas Liquids segments generate predominately fee-based earnings, those segments’ results of operations are exposed to volumetric risk. ONEOK Partners’ exposure to volumetric risk can result from reduced drilling activity, severe weather disruptions, operational outages and ethane rejection.

STACK and SCOOP - We expect each of ONEOK Partners’ business segments to benefit from increasing production activity in the Mid-Continent region from the highly productive STACK and SCOOP areas, where there was an increase in producer activity in late 2016 and early 2017, which we expect to continue throughout 2017. As producers continue to develop the STACK and SCOOP areas, we expect natural gas and NGL volumes on our systems to increase primarily in the second half of 2017, compared with 2016 volumes, and expect increased demand for ONEOK Partners’ services from producers that need incremental takeaway capacity for natural gas and NGLs out of the region. We anticipate NGL volume growth in the Mid-Continent region will also be driven by expected increases in ethane recovery in the second half of 2017 as new world-scale ethylene production projects, petrochemical plant modifications, plant expansions and export facilities near completion and begin coming on line.

In the Natural Gas Gathering and Processing segment, ONEOK Partners has more than 200,000 acres dedicated to it in the STACK and SCOOP areas. In the Natural Gas Liquids segment, ONEOK Partners is the largest NGL takeaway provider in the STACK and SCOOP areas through connections to more than 100 third-party natural gas processing plants in the Mid-Continent region. In the STACK and SCOOP areas, ONEOK Partners connected one third-party natural gas processing plant in the first quarter 2017 and expects to connect two additional third-party natural gas processing plants to its NGL system in the remainder of 2017. In the Natural Gas Pipelines segment, ONEOK Partners is connected to more than 30 natural gas processing plants in Oklahoma, which have a total processing capacity of approximately 1.8 Bcf/d, and is expanding the ONEOK Gas Transmission Pipeline, with additional compression, to serve a firm commitment for the westbound transportation of 100 MMcf/d of natural gas out of the STACK and SCOOP areas.

Williston Basin - We expect each of ONEOK Partners’ business segments to benefit from increasing production activity in the Williston Basin, where there was an increase in producer activity in late 2016 and early 2017, which we expect to continue throughout 2017. In the Natural Gas Gathering and Processing segment, ONEOK Partners’ completed growth projects, including its Bear Creek natural gas processing plant and infrastructure project that was completed in August 2016, have increased its gathering and processing capacity and allowed it to capture natural gas from new wells being drilled and natural gas from wells that previously flared natural gas production. ONEOK Partners has available natural gas processing capacity in this basin of approximately 175 MMcf/d. In the Natural Gas Liquids segment, ONEOK Partners is the largest NGL takeaway provider in the basin through connections to more than 10 natural gas processing plants, both third-party and its own, and ONEOK Partners connected one new third-party natural gas processing plant in the Rocky Mountain region in the first quarter 2017. Volumes being flared on ONEOK Partners’ dedicated acreage averaged approximately 60-80 MMcf/d in the first quarter 2017 and represent future volume growth opportunities in the Natural Gas Liquids and Natural Gas Gathering and Processing segments.

In this region, ONEOK Partners experienced severe winter weather during the first quarter of 2017 that temporarily reduced its natural gas volumes in the Natural Gas Gathering and Processing segment, which had an unfavorable impact on our financial results.

Permian Basin - We expect the Natural Gas Liquids and Natural Gas Pipelines business segments to benefit from increasing production activity in the Permian Basin from the highly productive Delaware and Midland Basins, where there was an increase in producer activity in late 2016 and early 2017, which we expect to continue throughout 2017.

In the Natural Gas Liquids segment, ONEOK Partners is well-positioned in the Permian Basin and is connected to nearly 40 third-party natural gas processing plants through its West Texas LPG joint venture. In the Permian Basin, ONEOK Partners connected one third-party natural gas processing plant in the first quarter 2017 and expects to connect one additional third-party natural gas processing plant in the remainder of 2017. In the Natural Gas Pipelines segment, we believe ONEOK Partners is well-positioned in the Delaware Basin and has a significant position in the Midland Basin. ONEOK Partners is connected to more than 25 natural gas processing plants serving the Permian Basin, which have a total processing capacity of approximately 1.9 Bcf/d. The Roadrunner pipeline transports natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas, and is fully subscribed with 25-year firm demand charge, fee-based agreements. The Roadrunner pipeline connects with ONEOK Partners’ existing natural gas pipeline and storage infrastructure in Texas and, together with its WesTex intrastate natural gas pipeline expansion project, creates a platform for future opportunities to deliver natural gas supply to Mexico. Roadrunner’s long-term firm demand transportation service contracts provide markets in Mexico access to upstream supply basins in West Texas and the Mid-Continent region, which adds location and price diversity to their supply mix and supports the plan of Mexico’s national electric utility, Comisión Federal de Electricidad, to replace oil-fueled power plants with natural gas-fueled power plants, which are more economical and produce fewer GHG emissions.

Ethane Opportunity - Ethane recovery levels by natural gas processors delivering to ONEOK Partners’ NGL system have recently increased, primarily in the Mid-Continent region. Ethane rejection levels across ONEOK Partners’ system averaged more than 150 MBbl/d in the first three months of 2017, compared with an average of more than 175 MBbl/d in the same period in 2016. While the volume of ethane recovered increased during the three months ended March 31, 2017, compared with the same period in 2016, a portion of the fees associated with those volumes gathered and fractionated was previously being earned under contracts with minimum volume obligations. We expect ethane recovery levels to continue to fluctuate for the remainder of 2017 as ethane supply and demand begin to balance and as the price differentials between ethane and natural gas change. We expect ethane recovery levels to increase, first in regions closest to market centers, as ethylene producers and NGL exporters increase their capacity to consume and export additional ethane volumes in the second half of 2017. We expect the future ethane recoveries to have a favorable impact on our financial results, primarily in the second half of 2017.

Dividends/Distributions - We declared a quarterly dividend of $0.615 per share ($2.46 per share on an annualized basis) in April 2017. ONEOK Partners declared a cash distribution of $0.79 per unit ($3.16 per unit on an annualized basis) in April

2017 for the first quarter 2017. The quarterly dividend and distribution will be paid May 15, 2017, to shareholders and unitholders of record at the close of business on May 1, 2017.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2017 vs. 2016
Financial Results	2017	2016	Increase (Decrease)
	(Millions of dollars)
Revenues
Commodity sales	$2,216.7	$1,283.5	$933.2	73%
Services	532.9	491.0	41.9	9%
Total revenues	2,749.6	1,774.5	975.1	55%
Cost of sales and fuel (exclusive of items shown separately below)	2,143.8	1,195.7	948.1	79%
Operating costs	192.0	177.1	14.9	8%
Depreciation and amortization	99.4	94.5	4.9	5%
(Gain) loss on sale of assets	—	(4.2)	(4.2)	(100%)
Operating income	$314.4	$311.4	$3.0	1%
Equity in net earnings from investments	$39.6	$32.9	$6.7	20%
Interest expense, net of capitalized interest	$(116.5)	$(118.2)	$(1.7)	(1%)
Net income	$186.2	$175.0	$11.2	6%
Adjusted EBITDA	$459.6	$441.6	$18.0	4%
Capital expenditures	$112.7	$196.4	$(83.7)	(43%)
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Due to the nature of ONEOK Partners’ contracts, changes in commodity prices and sales volumes affect both commodity sales and cost of sales and fuel in our Consolidated Statements of Income and therefore the impact is largely offset between the two line items.

Operating income and adjusted EBITDA increased for the three months ended March 31, 2017, compared with the same period in 2016, due primarily to higher fees resulting from contract restructuring in the Natural Gas Gathering and Processing segment, higher transportation services due to increased firm demand charge contracted capacity in the Natural Gas Pipelines segment and increased optimization and marketing activities in the Natural Gas Liquids segment resulting primarily from wider location price differentials. These increases were offset partially by lower volumes due to severe winter weather in the Natural Gas Gathering and Processing segment, higher operating costs related to increased ad valorem taxes in the Natural Gas Liquids and Natural Gas Pipelines segments and higher labor and employee-related costs. Operating income was also impacted by higher depreciation expense in the three months ended March 31, 2017, compared with the same period in 2016, due to projects completed in 2016. In the three months ended March 31, 2017, we incurred operating costs related to the Merger Transaction of approximately $7 million.

Equity in net earnings from investments increased for the three months ended March 31, 2017, compared with the same period in 2016, due primarily to higher firm transportation revenues on Roadrunner, which added capacity in October 2016 that is fully subscribed under long-term firm demand charge contracts.

Capital expenditures decreased for the three months ended March 31, 2017, compared with the same period in 2016, due to projects placed in service in 2016 and fewer well connections in the Natural Gas Gathering and Processing segment due to the impact of severe winter weather in the Williston Basin in the first quarter 2017.

Additional information regarding our financial results and operating information is provided in the following discussion for each of the segments.

Natural Gas Gathering and Processing

Overview - The Natural Gas Gathering and Processing segment provides midstream services to contracted producers in North Dakota, Montana, Wyoming, Kansas and Oklahoma. Raw natural gas is gathered, compressed and transported through pipelines to its processing facilities. In order for the natural gas to be accepted by the downstream market, it must have contaminants, such as water, nitrogen and carbon dioxide, removed and NGLs separated for further processing. Processed natural gas, usually referred to as residue natural gas, is then recompressed and delivered to natural gas pipelines, storage facilities and end users. The separated NGLs are in a mixed, unfractionated form and are sold and delivered through natural gas liquids pipelines to fractionation facilities for further separation.

This segment gathers and processes natural gas in the Williston Basin, which is located in portions of North Dakota and Montana, including the oil-producing, NGL-rich Bakken Shale and Three Forks formations, and is an active drilling region. ONEOK Partners’ completed growth projects, including its Bear Creek natural gas processing plant and infrastructure project that was completed in August 2016, have increased its gathering and processing capacity and allowed it to capture natural gas from new wells being drilled and from wells that previously flared natural gas production. The Mid-Continent region is an active drilling region and includes the NGL-rich STACK and SCOOP areas in the Anadarko Basin and the Cana-Woodford Shale, Woodford Shale, Springer Shale, Meramec, Granite Wash and Mississippian Lime formation of Oklahoma and Kansas; and the Hugoton and Central Kansas Uplift Basins of Kansas. The Powder River Basin is primarily located in Wyoming, which includes the NGL-rich Niobrara Shale and Frontier, Turner and Sussex formations where ONEOK Partners provides gathering and processing services to customers in the southeast portion of Wyoming.

Revenues for this segment are derived primarily from POP with fee contracts and fee-only contracts. Under a POP with fee contract, ONEOK Partners charges fees for gathering, treating, compressing and processing the producer’s natural gas. ONEOK Partners also generally purchases the producer’s raw natural gas, which it processes into residue natural gas and NGLs, then it sells these commodities and associated condensate to downstream customers. ONEOK Partners remits sales proceeds to the producer according to the contractual terms and retains its portion. Over time as these contracts are renewed or restructured, ONEOK Partners has generally increased the fee components. Additionally, under certain POP with fee contracts the fee revenues may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. With a fee-only contract, ONEOK Partners is paid a fee for the services it provides, based on volumes gathered, processed, treated and/or compressed.

ONEOK Partners has restructured many of its contracts to significantly increase its fees, and as a result of these restructured contracts, the Natural Gas Gathering and Processing segment’s earnings are primarily fee-based. These restructured contracts favorably impacted ONEOK Partners’ results for the three months ended March 31, 2017, and we expect to continue to receive the benefit of improved earnings from these contracts. ONEOK Partners’ direct commodity price sensitivity in this segment has decreased as a result of these restructured contracts. To mitigate the impact of its remaining commodity price exposure, ONEOK Partners has hedged a significant portion of its Natural Gas Gathering and Processing segment’s commodity price risk for 2017 and 2018. This segment has substantial acreage dedications in some of the most productive areas of the Williston Basin and Mid-Continent region, specifically the STACK and SCOOP, which helps to mitigate volumetric risk.

ONEOK Partners’ natural gas gathered and processed volumes in the Williston Basin decreased for the three months ended March 31, 2017, compared with the same period in 2016, due primarily to severe winter weather in the first quarter 2017. We expect that Williston Basin volumes for 2017 will increase slightly compared with 2016 due to the following:

•	producers focusing their drilling and completion in the most productive areas in which ONEOK Partners has substantial acreage dedications and significant gathering and processing assets;

•	continued improvements in production by producers due to enhanced completion techniques and more efficient drilling rigs; and

•	the opportunity to capture additional natural gas from wells that currently flare natural gas production; offset partially by

•	natural production declines.

In the Mid-Continent region, ONEOK Partners has significant natural gas gathering and processing assets in Oklahoma and Kansas. With the emerging STACK and SCOOP areas, we anticipate increased producer activity, where ONEOK Partners has substantial acreage dedications in these productive areas. Although volumes decreased for the three months ended March 31, 2017, compared with the same period in 2016, we expect ONEOK Partners’ average natural gas volumes to grow in 2017 due to continued drilling and completion activity, offset partially by the natural production declines from existing wells connected to its system.

Growth Projects - In this segment, ONEOK Partners is investing in growth projects in NGL-rich areas, including the Bakken Shale and Three Forks formation in the Williston Basin and STACK and SCOOP areas of the Anadarko Basin, that we expect will enable ONEOK Partners to meet the needs of crude oil and natural gas producers in those areas. Nearly all of the new natural gas production is from horizontally drilled wells in nonconventional resource areas. These wells tend to produce volumes at higher initial production rates resulting generally in higher initial decline rates than conventional vertical wells; however, the decline rates flatten out over time. These wells are expected to have long productive lives.

In August 2016, ONEOK Partners completed the 80 MMcf/d Bear Creek processing plant and infrastructure project in the Williston Basin for approximately $240 million, excluding capitalized interest.

For a discussion of ONEOK Partners’ capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results - The following table sets forth certain selected financial results for the Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2017 vs. 2016
Financial Results	2017	2016	Increase (Decrease)
	(Millions of dollars)
NGL sales	$245.5	$94.6	$150.9	*
Condensate sales	19.0	12.7	6.3	50%
Residue natural gas sales	210.5	157.7	52.8	33%
Gathering, compression, dehydration and processing fees and other revenue	186.3	167.0	19.3	12%
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(488.4)	(266.3)	222.1	83%
Operating costs	(71.8)	(69.6)	2.2	3%
Equity in net earnings from investments	2.6	2.8	(0.2)	(7%)
Other	0.3	1.1	(0.8)	(73%)
Adjusted EBITDA	$104.0	$100.0	$4.0	4%
Capital expenditures	$63.2	$141.5	$(78.3)	(55%)
* Percentage change is greater than 100 percent.
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Due to the nature of ONEOK Partners’ contracts, changes in commodity prices and sales volumes affect commodity sales and cost of sales and fuel and therefore the impact is largely offset between these line items.

Adjusted EBITDA increased $4.0 million for the three months ended March 31, 2017, compared with the same period in 2016, primarily as a result of the following:

•
an increase of $19.8 million due primarily to restructured contracts resulting in higher fee revenues from increased average fee rates, offset partially by a lower percentage of proceeds retained from the sale of commodities purchased under ONEOK Partners’ POP with fee contracts; offset partially by

•	a decrease of $10.2 million due primarily to lower volumes as a result of severe winter weather in the first quarter of 2017;

•	a decrease of $2.4 million due primarily to lower realized natural gas prices; and

•	an increase of $2.2 million in operating costs due primarily to increased labor and higher employee-related costs, partially offset by lower outside service expenses.

Capital expenditures decreased for the three months ended March 31, 2017, compared with the same period in 2016, due to projects placed in service in 2016 and fewer well connections due to the impact of severe winter weather in the Williston Basin in the first quarter 2017.

Selected Operating Information - The following tables set forth selected operating information for the Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended
	March 31,
Operating Information (a)	2017	2016
Natural gas gathered (BBtu/d)	1,985	2,128
Natural gas processed (BBtu/d) (b)	1,863	1,948
NGL sales (MBbl/d)	172	155
Residue natural gas sales (BBtu/d)	793	941
Realized composite NGL net sales price ($/gallon) (c) (d)	$0.19	$0.20
Realized condensate net sales price ($/Bbl) (c) (e)	$32.32	$33.72
Realized residue natural gas net sales price ($/MMBtu) (c) (e)	$2.38	$2.62
Average fee rate ($/MMBtu)	$0.83	$0.68
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.
(c) - Includes the impact of hedging activities on ONEOK Partners’ equity volumes.
(d) - Net of transportation and fractionation costs.
(e) - Net of transportation costs.

Natural gas gathered and natural gas processed decreased during the three months ended March 31, 2017, compared with the same period in 2016, due to the impact of severe winter weather in the first quarter 2017 and natural production declines on existing wells. NGL sales increased and residue natural gas sales decreased due primarily to increased ethane recovery.

The quantity and composition of NGLs and natural gas have varied as new plants were placed in service and to ensure natural gas and natural gas liquids pipeline specifications were met.

	Three Months Ended
	March 31,
Equity Volume Information (a)	2017	2016

NGL sales - including ethane (MBbl/d)	9.8	16.4
Condensate sales (MBbl/d)	3.1	2.7
Residue natural gas sales (BBtu/d)	71.1	83.8
(a) - Includes volumes for consolidated entities only.

Equity NGL and natural gas volumes decreased during the three months ended March 31, 2017, compared with the same period in 2016, due to ONEOK Partners’ contract restructuring efforts and the impact of severe winter weather in the first quarter 2017. As contracts are renewed or restructured, ONEOK Partners has generally increased the fee component and lowered the percentage of proceeds that it retains from the sale of commodities.

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

Revenues for the Natural Gas Liquids segment are derived primarily from fee-based services that ONEOK Partners provides to its customers and from the physical optimization of its assets. This segment also purchases NGLs and condensate from third parties, as well as from the Natural Gas Gathering and Processing segment. The segment’s fee-based services have increased due primarily to new supply connections, expansion of existing connections and the completion of capital-growth projects. The segment’s business activities are categorized as exchange services, transportation and storage services, and optimization and marketing, which are defined as follows:

•
Exchange services - ONEOK Partners utilizes its assets to gather, fractionate and/or treat, and transport unfractionated NGLs, thereby converting them into marketable NGL products shipped to a market center or customer-designated location. Many of these exchange volumes are under contracts with minimum volume commitments that provide a minimum level of revenues regardless of volumetric throughput. ONEOK Partners’ exchange services activities are primarily fee-based and include some rate-regulated tariffs; however, it also captures certain product price differentials through the fractionation process.

•
Transportation and storage services - ONEOK Partners transports NGL products and refined petroleum products, primarily under FERC-regulated tariffs. Tariffs specify the maximum rates ONEOK Partners may charge its customers and the general terms and conditions for NGL transportation service on its pipelines. ONEOK Partners’ storage activities consist primarily of fee-based NGL storage services at its Mid-Continent and Gulf Coast storage facilities.

•
Optimization and marketing - ONEOK Partners utilizes its assets, contract portfolio and market knowledge to capture location, product and seasonal price differentials. It primarily transports NGL products between Conway, Kansas, and Mont Belvieu, Texas, to capture the location price differentials between the two market centers. ONEOK Partners’ marketing activities also include utilizing its natural gas liquids storage facilities to capture seasonal price differentials. A growing portion of ONEOK Partners’ marketing activities serves truck and rail markets. ONEOK Partners’ isomerization activities capture the price differential when normal butane is converted into the more valuable iso-butane at its isomerization unit in Conway, Kansas.

Supply growth from the development of NGL-rich areas and capacity available on pipelines that connect the Mid-Continent and Gulf Coast resulted in NGL price differentials remaining narrow between the Mid-Continent market center at Conway, Kansas, and the Gulf Coast market center at Mont Belvieu, Texas. We expect these narrow price differentials to persist between these two market centers until demand for NGLs increases from petrochemical companies and exporters, which we anticipate to begin in the second half of 2017.

Supply growth has resulted in available ethane supplies that are greater than the petrochemical industry’s current demand. As a result, low or unprofitable price differentials between ethane and natural gas have resulted in ethane rejection at most of ONEOK Partners’ and its customers’ natural gas processing plants connected to its NGL system in the Mid-Continent and Rocky Mountain regions, which reduced the ethane component of natural gas liquids volumes gathered, fractionated, transported and sold across ONEOK Partners’ assets. Through ethane rejection, natural gas processors leave some of the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants. Ethane recovery levels by natural gas processors delivering to ONEOK Partners’ NGL system have increased, primarily in the Mid-Continent region. Ethane rejection levels across ONEOK Partners’ system averaged more than 150 MBbl/d in the first three months of 2017, compared with an average of more than 175 MBbl/d in the same period in 2016. While the volume of ethane recovered increased during the three months ended March 31, 2017, compared with the same period in 2016, a portion of the fees associated with those volumes gathered and fractionated was previously being earned under contracts with minimum volume obligations. We expect ethane recovery levels to fluctuate for the remainder of 2017 as ethane supply and demand begin to balance and as the price differentials between ethane and natural gas change. We expect ethane recovery levels to increase, first in regions closest to market centers, as ethylene producers and NGL exporters increase their capacity to consume and export additional ethane volumes in the second half of 2017.

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

The Natural Gas Liquids segment invests in NGL-related projects to accommodate the transportation, fractionation and storage of NGL supply from shale and other resource development areas across ONEOK Partners’ asset base, to alleviate expected infrastructure constraints between the Mid-Continent and Gulf Coast market centers and to meet increasing petrochemical industry and NGL export demand in the Gulf Coast.

ONEOK Partners connected three third-party natural gas processing plants to its NGL system in the first quarter 2017, one each in the Mid-Continent and Rocky Mountain regions and the Permian Basin. ONEOK Partners expects to connect two additional third-party natural gas processing plants in the Mid-Continent region and one additional third-party natural gas processing plant in the Permian Basin in the remainder of 2017.

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

Selected Financial Results - The following table sets forth certain selected financial results for the Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2017 vs. 2016
Financial Results	2017	2016	Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$2,008.0	$1,117.1	$890.9	80%
Exchange service revenues	333.3	322.9	10.4	3%
Transportation and storage revenues	50.7	47.4	3.3	7%
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(2,048.7)	(1,157.0)	891.7	77%
Operating costs	(78.7)	(73.2)	5.5	8%
Equity in net earnings from investments	13.7	13.3	0.4	3%
Other	(0.1)	(0.3)	0.2	67%
Adjusted EBITDA	$278.2	$270.2	$8.0	3%
Capital expenditures	$20.5	$34.2	$(13.7)	(40%)
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Due to the nature of ONEOK Partners’ contracts, changes in commodity prices and sales volumes generally affect both NGL and condensate sales, and cost of sales and fuel, and the impact is largely offset between these line items.
Adjusted EBITDA increased $8.0 million for the three months ended March 31, 2017, compared with the same period in 2016, primarily as a result of the following:

•	an increase of $5.3 million in optimization and marketing due primarily to wider location price differentials;

•	an increase of $3.9 million in transportation and storage services due to higher volumes on ONEOK Partners’ distribution pipelines and higher storage and terminaling revenue in the Gulf Coast region;

•
an increase of $3.6 million due to wider product price differentials, increased exchange service volumes from recently connected natural gas processing plants primarily in the Williston Basin, increased ethane recovery and increased volumes gathered in the STACK and SCOOP areas, offset partially by decreased volumes gathered from the Barnett Shale and lower rates on the West Texas LPG system; offset partially by

•	an increase of $5.5 million in operating costs due primarily to higher ad valorem taxes and higher employee-related costs.

Capital expenditures decreased for the three months ended March 31, 2017, compared with the same period in 2016, due primarily to completed capital projects.

Selected Operating Information - The following table sets forth selected operating information for the Natural Gas Liquids segment for the periods indicated:

	Three Months Ended
	March 31,
Operating Information	2017	2016
NGLs transported-gathering lines (MBbl/d) (a)	764	751
NGLs fractionated (MBbl/d) (b)	574	550
NGLs transported-distribution lines (MBbl/d) (a)	550	474
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.03	$0.03
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.

NGLs transported on gathering lines and NGLs fractionated increased for the three months ended March 31, 2017, compared with the same period in 2016, due to increased volumes from new plant connections primarily in the Williston Basin, increased ethane recovery and increased Mid-Continent volumes gathered from the STACK and SCOOP areas. The increase in NGLs transported on gathering lines was offset partially by decreased volumes gathered from the Barnett Shale.

While the volume of ethane recovered increased for the three months ended March 31, 2017, compared with the same period in 2016, a portion of the fees associated with those volumes gathered and fractionated was previously being earned under contracts with minimum volume obligations.

NGLs transported on distribution lines increased for the three months ended March 31, 2017, compared with the same period in 2016, due primarily to higher fractionated volumes as discussed above and due to increased volumes transported for ONEOK Partners’ optimization activities.

Natural Gas Pipelines

Overview - The Natural Gas Pipelines segment provides transportation and storage services to end users through its wholly owned assets and its 50 percent ownership interests in Northern Border Pipeline and Roadrunner.

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

Intrastate Pipelines - ONEOK Partners’ intrastate natural gas pipeline assets in Oklahoma transport natural gas through the state and have access to the major natural gas production areas in the Mid-Continent region, which include the STACK and SCOOP areas in the Anadarko Basin and the Cana-Woodford Shale, Woodford Shale, Springer Shale, Meramec, Granite Wash and Mississippian Lime formations. ONEOK Partners’ intrastate natural gas pipeline assets in Oklahoma serve end-use markets, such as local distribution companies and power generation companies. In Texas, ONEOK Partners’ intrastate natural gas pipelines are connected to the major natural gas producing formations in the Texas Panhandle, including the Granite Wash formation and Delaware, Cline and Midland producing formations in the Permian Basin. These pipelines are capable of transporting natural gas throughout the western portion of Texas, including the Waha Hub where other pipelines may be accessed for transportation to western markets, exports to Mexico, the Houston Ship Channel market to the east and the Mid-Continent market to the north. ONEOK Partners’ intrastate natural gas pipeline assets also have access to the Hugoton and Central Kansas Uplift Basins in Kansas.

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

•
Park-and-loan service - An interruptible service offered to customers providing the ability to park (inject) or loan (withdraw) natural gas into or out of ONEOK Partners’ storage, typically for monthly or seasonal terms. Customers reserve the right to park or loan natural gas based on a specified quantity, including injection and withdrawal rights when capacity is available.

Growth Projects - The WesTex pipeline expansion is a wholly owned project. Roadrunner is a 50 percent-owned joint venture equity-method investment project.

WesTex Pipeline Expansion - In October 2016, the WesTex pipeline expansion was completed for approximately $55 million, excluding capitalized interest, ahead of original schedule and below cost estimates. This expansion increased the pipeline capacity by 260 MMcf/d.

Roadrunner - Phase I and Phase II of the Roadrunner pipeline were completed in March and October 2016, respectively, for total project costs of approximately $200 million and $210 million, respectively, excluding capitalized interest. Phase II of Roadrunner was completed ahead of original schedule and below cost estimates. The current capacity of Roadrunner is 570 MMcf/d. Construction of Phase III of Roadrunner is planned for completion in 2019, which is expected to increase capacity by 70 MMcf/d and have total project costs of approximately $30 million to $40 million.

ONEOK Partners made contributions of approximately $4.4 million to Roadrunner in the three months ended March 31, 2017. During the three months ended March 31, 2016, ONEOK Partners made no contributions to Roadrunner.

Selected Financial Results - The following table sets forth certain selected financial results and operating information for the Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Three Months
	March 31,		2017 vs. 2016
Financial Results	2017	2016	Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$82.0	$67.8	$14.2	21%
Storage revenues	14.2	15.5	(1.3)	(8%)
Natural gas sales and other revenues	10.6	2.7	7.9	*
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(16.6)	(3.9)	12.7	*
Operating costs	(31.8)	(27.5)	4.3	16%
Equity in net earnings from investments	23.2	16.8	6.4	38%
Other	1.4	2.9	(1.5)	(52%)
Adjusted EBITDA	$83.0	$74.3	$8.7	12%
Capital expenditures	$25.0	$17.9	$7.1	40%
* Percentage change is greater than 100 percent.
See reconciliation of net income to adjusted EBITDA in the “Adjusted EBITDA” section.

Due to the nature of ONEOK Partners’ business, changes in commodity prices and sales volumes affect natural gas sales and cost of sales and fuel and therefore the impact is largely offset between these line items.
Adjusted EBITDA increased $8.7 million for the three months ended March 31, 2017, compared with the same period in 2016, primarily as a result of the following:

•	an increase of $9.9 million from higher transportation services due primarily to increased firm demand charge contracted capacity; and

•	an increase of $6.4 million in equity earnings due primarily to higher firm transportation revenues on Roadrunner; offset partially by

•	an increase of $4.3 million in operating costs due primarily to higher ad valorem taxes and employee-related costs; and

•	a decrease of $3.0 million due to gains on sales of excess natural gas in storage in the first quarter 2016.

Capital expenditures increased for the three months ended March 31, 2017, compared with the same period in 2016, due primarily to the timing of maintenance projects.

Selected Operating Information - The following table sets forth selected operating information for the Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended
	March 31,
Operating Information (a)	2017	2016
Natural gas transportation capacity contracted (MDth/d)	6,757	6,156
Transportation capacity subscribed	97%	93%
Average natural gas price
Mid-Continent region ($/MMBtu)	$2.76	$1.82
(a) - Includes volumes for consolidated entities only.

ONEOK Partners’ natural gas pipelines primarily serve end users, such as natural gas distribution and electric-generation companies, that require natural gas to operate their businesses regardless of location price differentials. The development of shale and other resource areas has continued to increase available natural gas supply, and ONEOK Partners expects producers to demand incremental transportation services in the future as additional supply is developed. The abundance of natural gas supply and regulations on emissions from coal-fired electric-generation plants may also increase the demand for ONEOK Partners’ services from electric-generation companies as they convert to a natural gas fuel source. Overall, ONEOK Partners’ contracted transportation capacity and fee-based earnings in this segment increased in connection with the October 2016 completion of its WesTex pipeline expansion.

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

A reconciliation of net income, the nearest comparable GAAP financial performance measure, to adjusted EBITDA for the three months ended March 31, 2017 and 2016, is as follows:

	Three Months Ended
	March 31,
	2017	2016
Reconciliation of income from continuing operations to adjusted EBITDA	(Thousands of dollars)
Income from continuing operations	$186,185	$175,911
Add:
Interest expense, net of capitalized interest	116,462	118,247
Depreciation and amortization	99,419	94,478
Income taxes	54,941	50,066
Other noncash items and equity AFUDC	2,605	2,927
Adjusted EBITDA	$459,612	$441,629
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$103,967	$100,035
Natural Gas Liquids	278,229	270,169
Natural Gas Pipelines	82,958	74,339
Total segment adjusted EBITDA	465,154	444,543
Other	(5,542)	(2,914)
Adjusted EBITDA	$459,612	$441,629

CONTINGENCIES

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

Neither ONEOK nor ONEOK Partners guarantees the debt or other similar commitments of unaffiliated parties. ONEOK currently does not guarantee the debt or other similar commitments of ONEOK Partners, and ONEOK Partners currently does not guarantee the debt or other similar commitments of ONEOK. Following the completion of the Merger Transaction described in Note B of the Notes to Consolidated Financial Statements in this Quarterly Report, we, ONEOK Partners and the Intermediate Partnership expect to issue guarantees, to the extent not already in place, of the indebtedness of ONEOK and ONEOK Partners.

ONEOK - ONEOK’s primary source of cash inflows are distributions to us from our general partner and limited partner interests in ONEOK Partners. The cash distributions that we expect to receive from ONEOK Partners are expected to provide sufficient resources to fund our operations, debt service and quarterly cash dividends. In addition, we incur certain costs on behalf of ONEOK Partners for which we are reimbursed. At March 31, 2017, we had approximately $302.3 million of cash on hand. Our next long-term debt maturity is in 2022.

Following the completion of the Merger Transaction with ONEOK Partners, the cash flow sources and requirements for ONEOK are expected to change significantly, as we will receive cash flows directly from operations and fund all capital expenditures. Additionally, we expect to have access to a significantly larger credit facility under the 2017 Credit Agreement. Our primary sources of cash inflows are expected to be from operating cash flows, commercial paper, bank credit facilities, debt issuances and the issuance of common stock. We expect these sources of cash flow to provide sufficient resources to finance our operations and quarterly cash dividends. ONEOK may access the capital markets to issue debt or equity securities in 2017 as it considers prudent to provide liquidity to refinance existing debt, improve credit metrics or for other corporate purposes.

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

Short-term Liquidity - ONEOK’s sources of short-term liquidity are quarterly distributions from ONEOK Partners, cash on hand of $302.3 million as of March 31, 2017, and access to our $300 million ONEOK Credit Agreement. At March 31, 2017, ONEOK had no short-term debt outstanding.

ONEOK Partners’ principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from its equity-method investments and proceeds from its commercial paper program and the ONEOK Partners Credit Agreement.

In January 2016, ONEOK Partners extended the term of the ONEOK Partners Credit Agreement by one year to January 2020. The ONEOK Partners Credit Agreement is a $2.4 billion revolving credit facility and includes a $100 million sublimit for the issuance of standby letters of credit and a $150 million swingline sublimit. The ONEOK Partners Credit Agreement is available for general partnership purposes, and based on its current credit ratings, borrowings, if any, will accrue interest at LIBOR plus 117.5 basis points. Amounts outstanding under ONEOK Partners’ commercial paper program reduce the borrowing capacity under the ONEOK Partners Credit Agreement. The ONEOK Partners Credit Agreement is guaranteed fully and unconditionally by the Intermediate Partnership.

ONEOK Partners had working capital (defined as current assets less current liabilities) deficits of $1.6 billion and $1.7 billion as of March 31, 2017, and December 31, 2016, respectively. Although working capital is influenced by several factors, including, among other things, (i) the timing of (a) scheduled debt payments, (b) the collection and payment of accounts receivable and payable, and (c) equity and debt issuances, and (ii) the volume and cost of inventory and commodity imbalances, ONEOK Partners’ working capital deficit at March 31, 2017, and at December 31, 2016, was driven primarily by current maturities of long-term debt and short-term borrowings. ONEOK Partners may have working capital deficits in future periods as it continues to finance its capital-growth projects and repay long-term debt, often initially with short-term borrowings. ONEOK Partners’ decision to utilize short-term borrowings rather than long-term debt, due to more favorable interest rates, contributes to its working capital deficit. We do not expect ONEOK Partners’ working capital deficit to have an adverse impact to our or ONEOK Partners’ cash flows or operations. The consolidated working capital balance is impacted primarily by ONEOK Partners’ working capital balance.

ONEOK Credit Agreement - In January 2016, we extended the term of our ONEOK Credit Agreement by one year to January 2020. The ONEOK Credit Agreement is a $300 million revolving credit facility and contains certain financial, operational and legal covenants. At March 31, 2017, ONEOK had $1.1 million of letters of credit issued and $298.9 million of borrowing capacity under the ONEOK Credit Agreement.

ONEOK Partners Credit Agreement - At March 31, 2017, ONEOK Partners had $1.3 billion of commercial paper outstanding, $14 million of letters of credit issued and no borrowings outstanding under the ONEOK Partners Credit Agreement. At March 31, 2017, ONEOK Partners had approximately $8.5 million of cash and cash equivalents and approximately $1.1 billion of borrowing capacity under the ONEOK Partners Credit Agreement.

2017 Credit Agreement - In April 2017, we entered into the 2017 Credit Agreement with a syndicate of banks, effective upon the closing of the Merger Transaction described in Note B and the terminations of the existing ONEOK Credit Agreement and ONEOK Partners Credit Agreement. The 2017 Credit Agreement is a $2.5 billion revolving credit facility and contains certain financial, operational and legal covenants.

For additional information on the ONEOK Credit Agreement, ONEOK Partners Credit Agreement and 2017 Credit Agreement, see Note E of the Notes to Consolidated Financial Statements in this Quarterly Report.

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

ONEOK Partners debt issuances and maturities - In the first quarter 2016, ONEOK Partners entered into the $1.0 billion Term Loan Agreement with a syndicate of banks and drew the full $1.0 billion available under the agreement. ONEOK Partners used the proceeds to repay $650 million of senior notes, which matured in February 2016, to repay amounts outstanding under its commercial paper program and for general partnership purposes. The Term Loan Agreement matures in January 2019 and bears interest at LIBOR plus 130 basis points based on ONEOK Partners’ current credit ratings. The Term Loan Agreement contains an option, which may be exercised up to two times, to extend the term of the loan, in each case, for an additional one-year term subject to approval of the banks. The Term Loan Agreement allows prepayment of all or any portion outstanding, without penalty or premium, and contains substantially the same covenants as those contained in the ONEOK Partners Credit Agreement. In April 2017, ONEOK Partners entered into the first amendment to the Term Loan Agreement which, among other things, will add ONEOK as a guarantor to the Term Loan Agreement effective upon the closing of the Merger Transaction described in Note B.

ONEOK Partners expects to repay its $400 million, 2.0 percent senior notes due October 1, 2017, with a combination of cash on hand and short-term borrowings.

For additional information on ONEOK Partners’ long-term debt, see Note E of the Notes to Consolidated Financial Statements in this Quarterly Report.

ONEOK Partners equity issuances - ONEOK Partners has an “at-the-market” equity program for the offer and sale from time to time of its common units, up to an aggregate amount of $650 million. The program allows ONEOK Partners to offer and sell its common units at prices it deems appropriate through a sales agent. Sales of common units are made by means of ordinary brokers’ transactions on the NYSE, in block transactions or as otherwise agreed to between ONEOK Partners and the sales agent. ONEOK Partners is under no obligation to offer and sell common units under the program. At March 31, 2017, ONEOK Partners had approximately $138 million of registered common units available for issuance through its “at-the-market” equity program.

During the three months ended March 31, 2017, and the year ended December 31, 2016, no common units were sold through ONEOK Partners’ “at-the-market” equity program.

Capital Expenditures - ONEOK Partners’ capital expenditures are financed typically through operating cash flows, short- and long-term debt and the issuance of equity. ONEOK Partners’ capital expenditures, excluding AFUDC and capitalized interest, were $112.6 million and $195.9 million for the three months ended March 31, 2017 and 2016, respectively.

The following table sets forth ONEOK Partners’ 2017 projected capital expenditures, excluding AFUDC and capitalized interest:

2017 Projected Capital Expenditures
(Millions of dollars)
Natural Gas Gathering and Processing	$215-$260
Natural Gas Liquids	$215-$260
Natural Gas Pipelines	$80-$105
Other	$10-$15
Total projected capital expenditures	$520-$640

Credit Ratings - ONEOK and ONEOK Partners’ credit ratings as of April 24, 2017, are shown in the table below:

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

For the three months ended March 31, 2017 and 2016, ONEOK Partners’ cash distributions exceeded its cash flows from operations and, as a result, ONEOK Partners utilized cash from operations, its commercial paper program and distributions received from its equity-method investments to fund cash distributions, short-term liquidity needs and capital projects. We expect increases in cash flows from operations in the remainder of 2017, compared with the first quarter of 2017, due primarily to new plant connections, increased ethane recovery and new well connections that we expect will provide higher volumes in the Natural Gas Gathering and Processing and Natural Gas Liquids segments. ONEOK Partners also experienced severe winter weather in the Williston Basin in the first quarter 2017, which had an unfavorable impact on its volumes and cash flows from operations.

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

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Three Months Ended		2017 vs. 2016
	March 31,		Favorable (Unfavorable)
	2017	2016
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$269.1	$230.6	$38.5
Investing activities	(109.5)	(169.9)	60.4
Financing activities	(97.7)	(21.1)	(76.6)
Change in cash and cash equivalents	61.9	39.6	22.3
Cash and cash equivalents at beginning of period	248.9	97.6	151.3
Cash and cash equivalents at end of period	$310.8	$137.2	$173.6

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

Cash flows from operating activities, before changes in operating assets and liabilities, were $339.8 million for the three months ended March 31, 2017, compared with $331.9 million for the same period in 2016. The increase is due primarily to higher fees resulting from contract restructuring in ONEOK Partners’ Natural Gas Gathering and Processing segment, higher transportation services due to increased firm demand charge contracted capacity in ONEOK Partners’ Natural Gas Pipelines segment and increased optimization and marketing activities in ONEOK Partners’ Natural Gas Liquids segment resulting from wider location price differentials, offset partially by lower volumes due to severe winter weather in ONEOK Partners’ Natural Gas Gathering and Processing segment as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows by $70.7 million for the three months ended March 31, 2017, compared with a decrease of $101.3 million for the same period in 2016. This change is due primarily to the change in accounts receivable, accounts payable, and other accruals and deferrals resulting from the timing of receipt of cash from customers and payments to vendors, suppliers and other third parties, the change in natural gas and NGLs in storage, which vary from period to period and vary with changes in commodity prices, and the change in risk-management assets and liabilities related to ONEOK Partners’ interest-rate swaps.

Investing Cash Flows - Cash used in investing activities decreased to $109.5 million for the three months ended March 31, 2017, compared with $169.9 million for the same period in 2016, due primarily to ONEOK Partners’ projects placed in service in 2016 and fewer well connections in the Natural Gas Gathering and Processing segment due to the impact of severe winter weather in the Williston Basin in the first quarter 2017.

Financing Cash Flows - Cash used in financing activities was $97.7 million for the three months ended March 31, 2017, compared with $21.1 million for the same period in 2016. The change was due primarily to the impact of ONEOK Partners drawing on the Term Loan Agreement in the first quarter 2016 to repay long-term debt and borrowings under ONEOK Partners’ commercial paper program.

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

•
the impact of unforeseen changes in interest rates, debt and equity markets, inflation rates, economic recession and other external factors over which we have no control, including the effect on pension and postretirement expense and funding resulting from changes in equity and bond market returns;

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

COMMODITY PRICE RISK

As part of its hedging strategy, ONEOK Partners uses commodity derivative financial instruments and physical-forward contracts described in Note D of the Notes to the Consolidated Financial Statements in this Quarterly Report to minimize the impact of near-term price fluctuations of natural gas, NGLs and condensate.

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

The following tables set forth hedging information for the Natural Gas Gathering and Processing segment’s forecasted equity volumes for the periods indicated:

	Nine Months Ending December 31, 2017
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	8.0	$0.51	/ gallon	89%
Condensate (MBbl/d) - WTI-NYMEX	1.8	$44.88	/ Bbl	78%
Natural gas (BBtu/d) - NYMEX and basis	73.0	$2.63	/ MMBtu	97%

	Year Ending December 31, 2018
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	1.9	$0.68	/ gallon	22%
Condensate (MBbl/d) - WTI-NYMEX	0.6	$56.80	/ Bbl	25%
Natural gas (BBtu/d) - NYMEX and basis	49.7	$2.80	/ MMBtu	74%

The Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at March 31, 2017. Condensate sales are typically based on the price of crude oil. We estimate the following for ONEOK Partners’ forecasted equity volumes, including the effects of hedging information set forth above, and assuming normal operating conditions:

•
a $0.01 per-gallon change in the composite price of NGLs would change adjusted EBITDA for the nine months ending December 31, 2017, and for the year ending December 31, 2018, by approximately $0.3 million and $1.9 million, respectively;

•
a $1.00 per-barrel change in the price of crude oil would change adjusted EBITDA for the nine months ending December 31, 2017, and for the year ending December 31, 2018, by approximately $0.3 million and $0.8 million, respectively; and

•
a $0.10 per-MMBtu change in the price of residue natural gas would change adjusted EBITDA for the nine months ending December 31, 2017, and for the year ending December 31, 2018, by approximately $0.1 million and $0.6 million respectively.

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

The following tables set forth hedging information related to purchased put options to reduce commodity price sensitivity associated with certain POP with fee contracts:

	Nine Months Ending December 31, 2017
	Volumes Hedged	Average Strike Price		Fair Value Asset at March 31, 2017
				(Millions of dollars)
Natural gas (BBtu/d) - NYMEX	147.3	$2.47	/ MMBtu	$0.8

See Note D of the Notes to Consolidated Financial Statements in this Quarterly Report for more information on ONEOK Partners’ hedging activities.

INTEREST-RATE RISK

We and ONEOK Partners are exposed to interest-rate risk through the ONEOK Credit Agreement, ONEOK Partners Credit Agreement, ONEOK Partners’ commercial paper program, Term Loan Agreement and long-term debt issuances. Future increases in LIBOR, corporate commercial paper rates or corporate bond rates could expose us and ONEOK Partners to increased interest costs on future borrowings. We and ONEOK Partners manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. As of March 31, 2017, and December 31, 2016, ONEOK Partners had interest-rate swaps with notional amounts totaling $1 billion to hedge the variability of our LIBOR-based interest payments and forward-starting interest-rate swaps with notional amounts totaling $1.2 billion to hedge the variability of interest payments on a portion of our forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. All of ONEOK Partners’ interest-rate swaps are designated as cash flow hedges. At March 31, 2017, ONEOK Partners had derivative assets of $47.9 million and derivative liabilities of $11.3 million related to these interest-rate swaps. At December 31, 2016, ONEOK Partners had derivative assets of $47.5 million and derivative liabilities of $12.8 million related to these interest-rate swaps.

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

Customer concentration - For the three months ended March 31, 2017, no single customer represented more than 10 percent of our consolidated revenues and only 24 customers individually represented one percent or more of our consolidated revenues, the majority of which are investment-grade customers, as rated by S&P, Moody’s or our comparable internal ratings, or secured by letters of credit or other collateral.

Natural Gas Gathering and Processing - The Natural Gas Gathering and Processing segment’s customers are crude oil and natural gas producers, which include both large integrated and independent exploration and production companies. ONEOK

Partners is not typically exposed to material credit risk with producers under POP with fee contracts as it sells the commodities and remits a portion of the sales proceeds back to the producer customer. For the three months ended March 31, 2017 and 2016, approximately 99 percent of the downstream commodity sales in the Natural Gas Gathering and Processing segment were made to investment-grade customers, as rated by S&P, Moody’s or our comparable internal ratings, or were secured by letters of credit or other collateral.

Natural Gas Liquids - The Natural Gas Liquids segment’s customers are primarily NGL and natural gas gathering and processing companies; large integrated and independent crude oil and natural gas production companies; propane distributors; ethanol producers; and petrochemical, refining and NGL marketing companies. ONEOK Partners earns fee-based revenue from NGL and natural gas gathering and processing customers and natural gas liquids pipeline transportation customers. ONEOK Partners is not typically exposed to material credit risk on the majority of its exchange services fee revenues, as ONEOK Partners purchases NGLs from its gathering and processing customers and deducts fees from the amounts it remits. ONEOK Partners also earns sales revenue on the downstream sales of NGL products. For the three months ended March 31, 2017 and 2016, approximately 80 percent of this segment’s commodity sales were made to investment-grade customers, as rated by S&P, Moody’s or our comparable internal ratings, or were secured by letters of credit or other collateral. In addition, the majority of the Natural Gas Liquids segment’s pipeline tariffs provide ONEOK Partners the ability to require security from shippers.

Natural Gas Pipelines - The Natural Gas Pipelines segment’s customers are primarily local natural gas distribution companies, electric-generation facilities, large industrial companies, municipalities, irrigation customers and marketing companies. For the three months ended March 31, 2017 and 2016, approximately 85 percent of the revenues in this segment were from investment-grade customers, as rated by S&P, Moody’s or our comparable internal ratings, or were secured by letters of credit or other collateral. In addition, the majority of the Natural Gas Pipelines segment’s pipeline tariffs provide ONEOK Partners the ability to require security from shippers.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Gas Index Pricing Litigation - On March 30, 2017, the Court entered an order granting summary judgment in favor of our affiliate OESC, the lone defendant in Sinclair Oil Corporation v. ONEOK Energy Services Company, L.P. (filed in the United States District Court for the District of Wyoming in September 2005, transferred to MDL-1566 in the United States District Court for the District of Nevada). The Court determined that the plaintiff’s claim is barred by a release obtained in a prior lawsuit against us and OESC. Upon entry of a final judgment, Sinclair Oil Corporation may pursue an appeal of this determination to the Ninth Circuit Court of Appeals.

Additional information about our legal proceedings is included in Note L of the Notes to Consolidated Financial Statements in this Quarterly Report and under Part I, Item 3, Legal Proceedings, in our Annual Report.

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

In April 2017, through a wholly owned subsidiary, we contributed 20,000 shares of newly issued Series E Preferred Stock, par value $0.01 per share, having an aggregate value of $20 million, to ONEOK Foundation, Inc. for use in future charitable and nonprofit causes. The shares of Series E Preferred Stock were issued by us pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, in a transaction not involving a public offering. The Series E Preferred Stock may not be re-offered or sold in the United States absent an effective registration statement or an exemption from the registration requirements under applicable federal and state securities laws.

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

3.1	Amended and Restated By-laws of ONEOK, Inc. (incorporated by reference from Exhibit 3.1 to ONEOK Inc.’s Current Report on Form 8-K filed February 22, 2017 (File No. 1-13643)).

3.2	Amended and Restated Certificate of Incorporation of ONEOK, Inc., dated May 15, 2008, as amended.

10.1
Form of 2017 Restricted Unit Award Agreement dated February 22, 2017 (incorporated by reference from Exhibit 10.19 to ONEOK Inc.’s Annual Report on Form 10-K filed February 28, 2017 (File No. 1-13643)).

10.2
Form of 2017 Performance Unit Award Agreement dated February 22, 2017 (incorporated by reference from Exhibit 10.20 to ONEOK Inc.’s Annual Report on Form 10-K filed February 28, 2017 (File No. 1-13643)).

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

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents:  (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016; (iv) Consolidated Balance Sheets at March 31, 2017, and December 31, 2016; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; (vi) Consolidated Statements of Changes in Equity for the three months ended March 31, 2017 and 2016; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: May 3, 2017	By:	/s/ Derek S. Reiners
Derek S. Reiners
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)