Form 10-Q
period 2017-06-30
ONEOK INC /NEW/
filed 2017-08-02
CIK 1039684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017.
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
Yes __ No X

On July 24, 2017, the Company had 380,008,256 shares of common stock outstanding.

This page intentionally left blank.

ONEOK, Inc.

As used in this Quarterly Report, references to “we,” “our” or “us” refer to ONEOK, Inc., an Oklahoma corporation, and its predecessors, divisions, and subsidiaries, unless the context indicates otherwise.

The statements in this Quarterly Report that are not historical information, including statements concerning plans and objectives of management for future operations, economic performance or related assumptions, are forward-looking statements. Forward-looking statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “should,” “goal,” “forecast,” “guidance,” “could,” “may,” “continue,” “might,” “potential,” “scheduled” and other words and terms of similar meaning. Although we believe that our expectations regarding future events are based on reasonable assumptions, we can give no assurance that such expectations or assumptions will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements are described under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations “Forward-Looking Statements,” in this Quarterly Report and under Part I, Item 1A, “Risk Factors,” in our Annual Report.

INFORMATION AVAILABLE ON OUR WEBSITE

We make available, free of charge, on our website (www.oneok.com) copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines and Director Independence Guidelines are also available on our website, and we will provide copies of these documents upon request. Our website and any contents thereof are not incorporated by reference into this report.

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

GLOSSARY

The abbreviations, acronyms and industry terminology used in this Quarterly Report are defined as follows:

2017 Credit Agreement	ONEOK’s $2.5 billion revolving credit agreement, effective June 30, 2017
AFUDC	Allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2016
ASU	Accounting Standards Update
Bbl	Barrels, 1 barrel is equivalent to 42 United States gallons
BBtu/d	Billion British thermal units per day
Bcf	Billion cubic feet
Bcf/d	Billion cubic feet per day
CFTC	U.S. Commodity Futures Trading Commission
Clean Air Act	Federal Clean Air Act, as amended
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Foundation	ONEOK Foundation, Inc.
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Intermediate Partnership	ONEOK Partners Intermediate Limited Partnership, a wholly owned subsidiary of ONEOK Partners, L.P.
LIBOR	London Interbank Offered Rate
MBbl/d	Thousand barrels per day
MDth/d	Thousand dekatherms per day
Merger Transaction
The transaction, effective June 30, 2017, in which ONEOK acquired all of ONEOK Partners’ outstanding common units representing limited partner interests in ONEOK Partners not already directly or indirectly owned by ONEOK

MMBbl	Million barrels
MMBtu	Million British thermal units
MMcf/d	Million cubic feet per day
Moody’s	Moody’s Investors Service, Inc.
NGL(s)	Natural gas liquid(s)
NGL products	Marketable natural gas liquid purity products, such as ethane, ethane/propane mix, propane, iso-butane, normal butane and natural gasoline
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
ONEOK	ONEOK, Inc.
ONEOK Credit Agreement	ONEOK’s $300 million amended and restated revolving credit agreement, which terminated June 30, 2017
ONEOK Partners	ONEOK Partners, L.P.
ONEOK Partners Credit Agreement	ONEOK Partners’ $2.4 billion amended and restated revolving credit agreement, which terminated June 30, 2017
ONEOK Partners GP	ONEOK Partners GP, L.L.C., a wholly owned subsidiary of ONEOK and the sole general partner of ONEOK Partners
OPIS	Oil Price Information Service
PHMSA	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
POP	Percent of Proceeds
Quarterly Report(s)	Quarterly Report(s) on Form 10-Q
Roadrunner	Roadrunner Gas Transmission, LLC, a 50 percent owned joint venture
S&P	S&P Global Ratings

SCOOP	South Central Oklahoma Oil Province, an area in the Anadarko Basin in Oklahoma
SEC	Securities and Exchange Commission
Series E Preferred Stock	Series E Non-Voting, Perpetual Preferred Stock, par value $0.01 per share
STACK	Sooner Trend Anadarko Canadian Kingfisher, an area in the Anadarko Basin in Oklahoma
Term Loan Agreement	ONEOK Partners’ senior unsecured delayed-draw three-year $1.0 billion term loan agreement dated January 8, 2016, as amended
West Texas LPG	West Texas LPG Pipeline Limited Partnership and Mesquite Pipeline
WTI	West Texas Intermediate
WTLPG	West Texas LPG Pipeline Limited Partnership
XBRL	eXtensible Business Reporting Language

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONEOK Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2017	2016	2017	2016
	(Thousands of dollars, except per share amounts)
Revenues
Commodity sales	$2,161,009	$1,633,272	$4,377,726	$2,916,783
Services	564,763	500,835	1,097,657	991,783
Total revenues	2,725,772	2,134,107	5,475,383	3,908,566
Cost of sales and fuel (exclusive of items shown separately below)	2,091,022	1,527,323	4,234,865	2,723,061
Operations and maintenance	193,501	167,667	358,270	322,812
Depreciation and amortization	100,849	99,247	200,268	193,725
General taxes	24,304	24,172	51,457	46,042
(Gain) loss on sale of assets	(637)	413	(630)	(3,793)
Operating income	316,733	315,285	631,153	626,719
Equity in net earnings from investments (Note J)	39,363	32,372	78,927	65,286
Allowance for equity funds used during construction	22	—	35	208
Other income	4,033	4,804	8,374	5,109
Other expense	(21,843)	(941)	(22,593)	(1,578)
Interest expense (net of capitalized interest of $1,745, $2,572, $3,186, and $5,459, respectively)	(118,473)	(118,976)	(234,935)	(237,223)
Income before income taxes	219,835	232,544	460,961	458,521
Income taxes	(43,844)	(52,458)	(98,785)	(102,524)
Income from continuing operations	175,991	180,086	362,176	355,997
Income (loss) from discontinued operations, net of tax	—	(227)	—	(1,179)
Net income	175,991	179,859	362,176	354,818
Less: Net income attributable to noncontrolling interests	104,298	93,915	203,122	185,428
Net income attributable to ONEOK	71,693	85,944	159,054	169,390
Less: Preferred stock dividends	217	—	217	—
Net income available to common shareholders	$71,476	$85,944	$158,837	$169,390
Amounts available to common shareholders:
Income from continuing operations	$71,476	$86,171	$158,837	$170,569
Income (loss) from discontinued operations	—	(227)	—	(1,179)
Net income	$71,476	$85,944	$158,837	$169,390
Basic earnings per common share:
Income from continuing operations (Note H)	$0.34	$0.41	$0.75	$0.81
Income (loss) from discontinued operations	—	—	—	(0.01)
Net income	$0.34	$0.41	$0.75	$0.80
Diluted earnings per common share:
Income from continuing operations (Note H)	$0.33	$0.41	$0.74	$0.81
Income (loss) from discontinued operations	—	(0.01)	—	(0.01)
Net income	$0.33	$0.40	$0.74	$0.80
Average shares (thousands)
Basic	211,785	211,075	211,702	210,928
Diluted	214,012	212,618	213,807	211,663
Dividends declared per share of common stock	$0.615	$0.615	$1.23	$1.23
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Unaudited)	2017	2016	2017	2016
	(Thousands of dollars)
Net income	$175,991	$179,859	$362,176	$354,818
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives, net of tax of $874, $13,295, $(3,527) and $16,334, respectively	(5,123)	(73,923)	19,333	(90,817)
Realized (gains) losses on derivatives recognized in net income, net of tax of $(2,041), $1,193, $(5,406) and $2,469, respectively	9,927	(8,054)	27,210	(16,579)
Change in pension and postretirement benefit plan liability, net of tax of $(1,361), $(1,035), $(2,721) and $(2,070) respectively.	2,040	1,552	4,081	3,105
Other comprehensive income (loss) on investments in unconsolidated affiliates, net of tax of $246, $848, $188 and $1,732, respectively	(1,370)	(4,714)	(1,045)	(9,631)
Total other comprehensive income (loss), net of tax	5,474	(85,139)	49,579	(113,922)
Comprehensive income	181,465	94,720	411,755	240,896
Less: Comprehensive income attributable to noncontrolling interests	106,507	33,408	234,148	103,510
Comprehensive income attributable to ONEOK	$74,958	$61,312	$177,607	$137,386
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
(Unaudited)	2017	2016
Assets	(Thousands of dollars)
Current assets
Cash and cash equivalents	$332,371	$248,875
Accounts receivable, net	749,345	872,430
Materials and supplies	75,172	60,912
Natural gas and natural gas liquids in storage	200,133	140,034
Commodity imbalances	39,325	60,896
Other current assets	51,465	45,986
Assets of discontinued operations	—	551
Total current assets	1,447,811	1,429,684
Property, plant and equipment
Property, plant and equipment	15,241,140	15,078,497
Accumulated depreciation and amortization	2,694,148	2,507,094
Net property, plant and equipment	12,546,992	12,571,403
Investments and other assets
Investments in unconsolidated affiliates	944,562	958,807
Goodwill and intangible assets	999,409	1,005,359
Deferred income taxes	563,364	—
Other assets	170,785	162,998
Assets of discontinued operations	—	10,500
Total investments and other assets	2,678,120	2,137,664
Total assets	$16,672,923	$16,138,751

ONEOK, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Continued)
	June 30,	December 31,
(Unaudited)	2017	2016
Liabilities and equity	(Thousands of dollars)
Current liabilities
Current maturities of long-term debt (Note E)	$494,703	$410,650
Short-term borrowings (Note E)	1,274,407	1,110,277
Accounts payable	696,834	874,731
Commodity imbalances	114,941	142,646
Accrued interest	111,697	112,514
Other current liabilities	167,937	166,042
Liabilities of discontinued operations	—	19,841
Total current liabilities	2,860,519	2,836,701
Long-term debt, excluding current maturities (Note E)	7,835,606	7,919,996
Deferred credits and other liabilities
Deferred income taxes	73,983	1,623,822
Other deferred credits	337,584	321,846
Liabilities of discontinued operations	—	7,471
Total deferred credits and other liabilities	411,567	1,953,139
Commitments and contingencies (Note K)
Equity (Note F)
ONEOK shareholders’ equity:
Preferred stock, $0.01 par value: issued 20,000 shares at June 30, 2017, and no shares at December 31, 2016	—	—
Common stock, $0.01 par value: authorized 1,200,000,000 shares, issued 414,732,011 shares and outstanding 380,004,718 shares at June 30, 2017; authorized 600,000,000 shares, issued 245,811,180 shares and outstanding 210,681,661 shares at December 31, 2016	4,147	2,458
Paid-in capital	6,463,130	1,234,314
Accumulated other comprehensive loss (Note G)	(176,085)	(154,350)
Retained earnings	—	—
Treasury stock, at cost: 34,727,293 shares at June 30, 2017, and 35,129,519 shares at December 31, 2016	(883,445)	(893,677)
Total ONEOK shareholders’ equity	5,407,747	188,745
Noncontrolling interests in consolidated subsidiaries	157,484	3,240,170
Total equity	5,565,231	3,428,915
Total liabilities and equity	$16,672,923	$16,138,751
See accompanying Notes to Consolidated Financial Statements.

This page intentionally left blank.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
(Unaudited)	2017	2016
	(Thousands of dollars)
Operating activities
Net income	$362,176	$354,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200,268	193,725
Noncash contribution of preferred stock, net of tax	12,600	—
Equity in net earnings from investments	(78,927)	(65,286)
Distributions received from unconsolidated affiliates	81,744	72,204
Deferred income taxes	90,685	105,567
Share-based compensation expense	13,477	23,194
Pension and postretirement benefit expense, net of contributions	(1,576)	6,172
Allowance for equity funds used during construction	(35)	(208)
Gain on sale of assets	(630)	(3,793)
Changes in assets and liabilities:
Accounts receivable	123,085	(85,435)
Natural gas and natural gas liquids in storage	(60,099)	(117,862)
Accounts payable	(134,334)	103,976
Commodity imbalances, net	(6,134)	31,465
Settlement of exit activities liabilities	(6,546)	(11,590)
Accrued interest	(817)	(9,269)
Risk-management assets and liabilities	66,940	(60,016)
Other assets and liabilities, net	(18,986)	(6,056)
Cash provided by operating activities	642,891	531,606
Investing activities
Capital expenditures (less allowance for equity funds used during construction)	(195,232)	(333,254)
Contributions to unconsolidated affiliates	(4,653)	(19,830)
Distributions received from unconsolidated affiliates in excess of cumulative earnings	14,936	36,373
Proceeds from sale of assets	1,218	18,232
Cash used in investing activities	(183,731)	(298,479)
Financing activities
Dividends paid	(259,758)	(258,508)
Distributions to noncontrolling interests	(273,460)	(275,259)
Borrowing (repayment) of short-term borrowings, net	164,130	29,967
Issuance of long-term debt, net of discounts	—	1,000,000
Debt financing costs	(38)	(2,770)
Repayment of long-term debt	(3,898)	(654,151)
Issuance of common stock	10,845	11,101
Other	(13,485)	—
Cash used in financing activities	(375,664)	(149,620)
Change in cash and cash equivalents	83,496	83,507
Change in cash and cash equivalents included in discontinued operations	—	(272)
Change in cash and cash equivalents from continuing operations	83,496	83,235
Cash and cash equivalents at beginning of period	248,875	97,619
Cash and cash equivalents at end of period	$332,371	$180,854
See accompanying Notes to Consolidated Financial Statements.

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	ONEOK Shareholders’ Equity
(Unaudited)	Common Stock Issued	Preferred Stock Issued	Common Stock	Preferred Stock	Paid-in Capital
	(Shares)		(Thousands of dollars)
January 1, 2017	245,811,180	—	$2,458	$—	$1,234,314
Cumulative effect adjustment for adoption of ASU 2016-09	—	—	—	—	—
Net income	—	—	—	—	—
Other comprehensive income (loss) (Note G)	—	—	—	—	—
Common stock issued	—	—	—	—	1,199
Preferred stock issued	—	20,000	—	—	20,000
Common stock dividends - $1.23 per share (Note F)	—	—	—	—	(27,336)
Preferred stock dividends (Note F)	—	—	—	—	(217)
Distributions to noncontrolling interests	—	—	—	—	—
Acquisition of ONEOK Partners’ noncontrolling interests (Note B)	168,920,831	—	1,689	—	5,228,580
Other	—	—	—	—	6,590
June 30, 2017	414,732,011	20,000	$4,147	$—	$6,463,130

	ONEOK Shareholders’ Equity
(Unaudited)	Common Stock Issued	Preferred Stock Issued	Common Stock	Preferred Stock	Paid-in Capital
	(Shares)		(Thousands of dollars)
January 1, 2016	245,811,180	—	$2,458	$—	$1,378,444
Net income	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—
Common stock issued	—	—	—	—	(2,034)
Common stock dividends - $1.23 per share (Note F)	—	—	—	—	(89,118)
Distributions to noncontrolling interests	—	—	—	—	—
Other	—	—	—	—	7,291
June 30, 2016	245,811,180	—	$2,458	$—	$1,294,583

ONEOK, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Continued)
	ONEOK Shareholders’ Equity
(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2017	$(154,350)	$—	$(893,677)	$3,240,170	$3,428,915
Cumulative effect adjustment for adoption of ASU 2016-09	—	73,368	—	—	73,368
Net income	—	159,054	—	203,122	362,176
Other comprehensive income (loss) (Note G)	18,553	—	—	31,026	49,579
Common stock issued	—	—	10,232	—	11,431
Preferred stock issued	—	—	—	—	20,000
Common stock dividends - $1.23 per share (Note F)	—	(232,422)	—	—	(259,758)
Preferred stock dividends (Note F)	—	—	—	—	(217)
Distributions to noncontrolling interests	—	—	—	(273,460)	(273,460)
Acquisition of ONEOK Partners’ noncontrolling interests (Note B)	(40,288)	—	—	(3,043,519)	2,146,462
Other	—	—	—	145	6,735
June 30, 2017	$(176,085)	$—	$(883,445)	$157,484	$5,565,231

	ONEOK Shareholders’ Equity
(Unaudited)	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Noncontrolling Interests in Consolidated Subsidiaries	Total Equity
	(Thousands of dollars)
January 1, 2016	$(127,242)	$—	$(917,862)	$3,430,538	$3,766,336
Net income	—	169,390	—	185,428	354,818
Other comprehensive income (loss)	(32,004)	—	—	(81,918)	(113,922)
Common stock issued	—	—	17,496	—	15,462
Common stock dividends - $1.23 per share (Note F)	—	(169,390)	—	—	(258,508)
Distributions to noncontrolling interests	—	—	—	(275,259)	(275,259)
Other	—	—	—	(4,041)	3,250
June 30, 2016	$(159,246)	$—	$(900,366)	$3,254,748	$3,492,177
See accompanying Notes to Consolidated Financial Statements.

ONEOK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. These statements have been prepared in accordance with GAAP and reflect all adjustments that, in our opinion, are necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The 2016 year-end consolidated balance sheet data was derived from our audited financial statements but does not include all disclosures required by GAAP. Certain reclassifications have been made in the prior-year financial statements to conform to the current-year presentation. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements in our Annual Report and our Current Report on Form 8-K filed on July 6, 2017, which updates Item 8 in our Annual Report.

Our significant accounting policies are consistent with those disclosed in Note A of the Notes to Consolidated Financial Statements in our Annual Report, except as described below.

Merger Transaction - On June 30, 2017, we completed the acquisition of all of the outstanding common units of ONEOK Partners that we did not already own. See Note B for additional information, including a discussion of the impact of the Merger Transaction on our Consolidated Financial Statements.

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
First quarter 2017
As a result of adopting this guidance, we recorded an adjustment increasing beginning retained earnings and deferred tax assets in the first quarter 2017 of approximately $73 million to recognize previously unrecognized cumulative excess tax benefits related to share-based payments on a modified retrospective basis. Beginning in January 2017, all share-based payment tax effects are recorded in earnings. The other effects of adopting this standard were not material.

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
First quarter 2018
We are evaluating the impact of this standard on us. Our evaluation process includes a review of our contracts and transaction types across all our business segments, which we have substantially completed. For the majority of our contracts, we do not expect material changes in our accounting policies or revenue recognition. However, we are reviewing the potential impact on certain contract types where there remains diversity of thought across our industry in the application of the standard. Due to this ongoing analysis, we cannot yet determine the quantitative impact on revenues or cost of sales from the adoption of Topic 606, but we do not currently believe the adoption will have a material impact on net income. We are developing our required disclosures under the standard and expect to disaggregate revenues similar to our current presentation in Note L - Segments. We have not identified material unsatisfied performance obligations that would require disclosure. We are currently evaluating methods of adoption and analyzing the impact of the standard on our internal controls. We expect to determine our method of adoption when we complete our evaluation of the quantitative impact of the standard and the implications of each adoption method.

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
		First quarter 2018	We do not have any equity investments classified as available-for-sale or accounted for using the cost method, therefore we do not expect adoption of this standard to have a material impact on us.
ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”	The standard clarifies the classification of certain cash receipts and cash payments on the statement of cash flows where diversity in practice has been identified.	First quarter 2018	We are evaluating the impact of this standard on us.
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
First quarter 2019
We are evaluating our current leases and other contracts that may be considered leases under the new standard and the impact on our internal controls, accounting policies and financial statements and disclosures.

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

On June 30, 2017, we completed the Merger Transaction at a fixed exchange ratio of 0.985 of a share of our common stock for each ONEOK Partners common unit that we did not already own. We issued 168.9 million shares of our common stock to third-party common unitholders of ONEOK Partners in exchange for all of the 171.5 million outstanding common units of ONEOK Partners that we previously did not own. No fractional shares were issued in the Merger Transaction, and ONEOK Partners common unitholders instead received cash in lieu of fractional shares. As a result of the completion of the Merger Transaction, common units of ONEOK Partners are no longer publicly traded.

As we controlled ONEOK Partners and continue to control ONEOK Partners after the Merger Transaction, the change in our ownership interest was accounted for as an equity transaction, and no gain or loss was recognized in our Consolidated Statements of Income resulting from the Merger Transaction. The Merger Transaction was a taxable exchange to the ONEOK Partners unitholders resulting in a book/tax difference in the basis of the underlying assets acquired.  We recorded a deferred tax asset of approximately $2.1 billion, computed as the net of the equity value exchanged of $8.8 billion and noncontrolling interests of $3.0 billion at a tax rate of 37 percent, based on a preliminary tax allocation of the transaction value. Final allocation is subject to completion of our valuation study.

Prior to June 30, 2017, we and our subsidiaries owned all of the general partner interest, which included incentive distribution rights, and a portion of the limited partner interest, which, together represented a 41.2 percent ownership interest in ONEOK Partners. The equity interests in ONEOK Partners (which are consolidated in our financial statements) that were owned by the public until June 30, 2017, are reflected in “Noncontrolling interests” in our accompanying Consolidated Balance Sheet as of December 31, 2016. The earnings of ONEOK Partners that are attributed to its units held by the public until June 30, 2017, are reported as “Net income attributable to noncontrolling interest” in our accompanying Consolidated Statements of Income. Our general partner incentive distribution rights effectively terminated at the closing of the Merger Transaction.

Effective with the close of the Merger Transaction, we, ONEOK Partners and the Intermediate Partnership issued, to the extent not already in place, guarantees of the indebtedness of ONEOK and ONEOK Partners.

Supplemental Cash Flow Information - Our noncash balance sheet activity related to the Merger Transaction is as follows (in millions):

June 30, 2017
Common stock	$1.7
Paid-in capital	$5,228.6
Accumulated other comprehensive loss	$(40.3)
Noncontrolling interests in consolidated subsidiaries	$(3,043.5)
Deferred income taxes	$(2,146.5)

C.	FAIR VALUE MEASUREMENTS

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

•
Level 3 - fair value measurements are based on inputs that may include one or more unobservable inputs, including internally developed natural gas basis and NGL price curves that incorporate observable and unobservable market data from broker quotes, third-party pricing services, market volatilities derived from the most recent NYMEX close spot prices and forward LIBOR curves, and adjustments for the credit risk of our counterparties. We corroborate the data on which our fair value estimates are based using our market knowledge of recent transactions, analysis of historical correlations and validation with independent broker quotes. These balances categorized as Level 3 are composed of derivatives for natural gas and NGLs. We do not believe that our Level 3 fair value estimates have a material impact on our results of operations, as the majority of our derivatives are accounted for as hedges for which ineffectiveness has not been material.

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

Recurring Fair Value Measurements - The following tables set forth our recurring fair value measurements for the periods indicated:

	June 30, 2017
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$4,349	$—	$11,865	$16,214	$(15,786)	$428
Physical contracts	—	—	710	710	—	710
Interest-rate contracts	—	38,006	—	38,006	—	38,006
Total derivative assets	$4,349	$38,006	$12,575	$54,930	$(15,786)	$39,144
Derivative liabilities
Commodity contracts
Financial contracts	$(5,973)	$—	$(10,792)	$(16,765)	$16,656	$(109)
Physical contracts	—	—	(1,033)	(1,033)	—	(1,033)
Interest-rate contracts	—	(16,872)	—	(16,872)	—	(16,872)
Total derivative liabilities	$(5,973)	$(16,872)	$(11,825)	$(34,670)	$16,656	$(18,014)
(a) - Derivative assets and liabilities are presented in our Consolidated Balance Sheets on a net basis. We net derivative assets and liabilities when a legally enforceable master-netting arrangement exists between the counterparty to a derivative contract and us. At June 30, 2017, we held no cash and posted $11.8 million of cash with various counterparties, including $0.9 million of cash collateral that is offsetting derivative net liability positions under master-netting arrangements in the table above. The remaining $10.9 million of cash collateral in excess of derivative net liability positions is included in other current assets in our Consolidated Balance Sheets.
(b) - Included in other current assets, other assets or other current liabilities in our Consolidated Balance Sheets.

	December 31, 2016
	Level 1	Level 2	Level 3	Total - Gross	Netting (a)	Total - Net (b)
	(Thousands of dollars)
Derivative assets
Commodity contracts
Financial contracts	$1,147	$—	$4,564	$5,711	$(4,760)	$951
Interest rate contracts	—	47,457	—	47,457	—	47,457
Total derivative assets	$1,147	$47,457	$4,564	$53,168	$(4,760)	$48,408
Derivative liabilities
Commodity contracts
Financial contracts	$(31,458)	$—	$(24,861)	$(56,319)	$56,319	$—
Physical contracts	—	—	(3,022)	(3,022)	—	(3,022)
Interest-rate contracts	—	(12,795)	—	(12,795)	—	(12,795)
Total derivative liabilities	$(31,458)	$(12,795)	$(27,883)	$(72,136)	$56,319	$(15,817)
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
(b) - Included in other current assets, other assets or other current liabilities in our Consolidated Balance Sheets.

The following table sets forth a reconciliation of our Level 3 fair value measurements for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Assets (Liabilities)	2017	2016	2017	2016
	(Thousands of dollars)
Net assets (liabilities) at beginning of period	$(772)	$34	$(23,319)	$7,331
Total realized/unrealized gains (losses):
Included in earnings (a)	(656)	318	258	(427)
Included in other comprehensive income (loss)	2,178	(14,373)	23,811	(20,925)
Net assets (liabilities) at end of period	$750	$(14,021)	$750	$(14,021)
(a) - Included in commodity sales revenues in our Consolidated Statements of Income.

Realized/unrealized gains (losses) include the realization of our derivative contracts through maturity. During the three and six months ended June 30, 2017 and 2016, gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at the end of each reporting period were not material.

We recognize transfers into and out of the levels in the fair value hierarchy as of the end of each reporting period. During the three and six months ended June 30, 2017 and 2016, there were no transfers between levels.

Other Financial Instruments - The approximate fair value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings is equal to book value due to the short-term nature of these items. Our cash and cash equivalents are composed of bank and money market accounts and are classified as Level 1. Our short-term borrowings are classified as Level 2 since the estimated fair value of the short-term borrowings can be determined using information available in the commercial paper market.

The estimated fair value of our consolidated long-term debt, including current maturities, was $9.1 billion and $8.8 billion at June 30, 2017, and December 31, 2016, respectively. The book value of our consolidated long-term debt, including current maturities, was $8.3 billion at June 30, 2017, and December 31, 2016. The estimated fair value of the aggregate of our and ONEOK Partners’ senior notes outstanding was determined using quoted market prices for similar issues with similar terms and maturities. The estimated fair value of our consolidated long-term debt is classified as Level 2.

D.	RISK-MANAGEMENT AND HEDGING ACTIVITIES USING DERIVATIVES

Risk-Management Activities - We are sensitive to changes in natural gas, crude oil and NGL prices, principally as a result of contractual terms under which these commodities are purchased, processed and sold. We are also subject to the risk of interest-rate fluctuation in the normal course of business. We use physical-forward purchases and sales and financial derivatives to secure a certain price for a portion of our natural gas, condensate and NGL products; to reduce our exposure to commodity price and interest-rate fluctuations; and to achieve more predictable cash flows. We follow established policies and procedures to assess risk and approve, monitor and report our risk-management activities. We have not used these instruments for trading purposes.

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

In our Natural Gas Gathering and Processing segment, we are exposed to commodity price risk as a result of retaining a portion of the commodity sales proceeds associated with our POP with fee contracts. Under certain POP with fee contracts, our fee revenues may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. We also are exposed to basis risk between the various production and market locations where we buy and sell commodities. As part of our hedging strategy, we use the previously described commodity derivative financial instruments and physical-forward contracts to reduce the impact of price fluctuations related to natural gas, NGLs and condensate.

In our Natural Gas Liquids segment, we are exposed to location price differential risk, primarily as a result of the relative value of NGL purchases at one location and sales at another location. We are also exposed to commodity price risk resulting from the relative values of the various NGL products to each other, NGLs in storage and the relative value of NGLs to natural gas. We utilize physical-forward contracts and commodity derivative financial instruments to reduce the impact of price fluctuations related to NGLs.

In our Natural Gas Pipelines segment, we are exposed to commodity price risk because our intrastate and interstate natural gas pipelines retain natural gas from our customers for operations or as part of our fee for services provided. When the amount of natural gas consumed in operations by these pipelines differs from the amount provided by our customers, our pipelines must buy or sell natural gas, or store or use natural gas from inventory, which may expose this segment to commodity price risk depending on the regulatory treatment for this activity. To the extent that commodity price risk in our Natural Gas Pipelines segment is not mitigated by fuel cost-recovery mechanisms, we may use physical-forward sales or purchases to reduce the impact of price fluctuations related to natural gas. At June 30, 2017, and December 31, 2016, there were no financial derivative instruments with respect to our natural gas pipeline operations.

Interest-rate risk - We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. As of June 30, 2017, and December 31, 2016, we had interest-rate swaps with notional amounts totaling $1 billion to hedge the variability of our LIBOR-based interest payments and forward-starting interest-rate swaps with notional amounts totaling $1.2 billion to hedge the variability of interest payments on a portion of our forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. All of our interest-rate swaps are designated as cash flow hedges.

In July 2017, we settled $400 million of our forward-starting interest-rate swaps upon the completion of our underwritten public offering of $1.2 billion senior unsecured notes and $500 million of our interest-rate swaps used to hedge our LIBOR-based interest payments.

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

Fair Values of Derivative Instruments - See Note C for a discussion of the inputs associated with our fair value measurements. The following table sets forth the fair values of derivative instruments for the periods indicated:

		June 30, 2017		December 31, 2016
	Location in our Consolidated Balance Sheets	Assets	(Liabilities)	Assets	(Liabilities)
		(Thousands of dollars)
Derivatives designated as hedging instruments
Commodity contracts
Financial contracts	Other current assets/other current liabilities	$7,577	$(13,082)	$1,155	$(49,938)
	Other assets/deferred credits and other liabilities	5,510	(225)	210	(2,142)
Physical contracts	Other current assets/other current liabilities	330	(1,033)	—	(3,022)
	Other assets	380	—	—	—
Interest-rate contracts	Other current assets/other current liabilities	493	(16,872)	—	(12,795)
	Other assets	37,513	—	47,457	—
Total derivatives designated as hedging instruments		51,803	(31,212)	48,822	(67,897)
Derivatives not designated as hedging instruments
Commodity contracts
Financial contracts	Other current assets/other current liabilities	2,587	(2,967)	4,346	(4,239)
	Other assets/deferred credits and other liabilities	540	(491)	—	—
Total derivatives not designated as hedging instruments		3,127	(3,458)	4,346	(4,239)
Total derivatives		$54,930	$(34,670)	$53,168	$(72,136)

Notional Quantities for Derivative Instruments - The following table sets forth the notional quantities for derivative instruments held for the periods indicated:

		June 30, 2017		December 31, 2016
	Contract Type	Purchased/ Payor	Sold/ Receiver	Purchased/ Payor	Sold/ Receiver
Derivatives designated as hedging instruments:
Cash flow hedges
Fixed price
- Natural gas (Bcf)	Futures and swaps	—	(34.3)	—	(38.4)
- Natural gas (Bcf)	Put options	22.5	—	49.5	—
- Crude oil and NGLs (MMBbl)	Futures, forwards and swaps	0.7	(5.0)	—	(3.6)
Basis
- Natural gas (Bcf)	Futures and swaps	—	(34.3)	—	(38.4)
Interest-rate contracts (Millions of dollars)	Swaps	$2,150.0	$—	$2,150.0	$—

Derivatives not designated as hedging instruments:
Fixed price
-Natural gas (Bcf)	Futures and swaps	1.8	—	0.4	—
- NGLs (MMBbl)	Futures, forwards and swaps	0.6	(1.1)	0.5	(0.7)
Basis
- Natural gas (Bcf)	Futures and swaps	1.8	—	0.4	—

These notional amounts are used to summarize the volume of financial instruments; however, they do not reflect the extent to which the positions offset one another and, consequently, do not reflect our actual exposure to market or credit risk.

Cash Flow Hedges - At June 30, 2017, our Consolidated Balance Sheet reflected a net loss of $176.1 million in accumulated other comprehensive loss. The portion of accumulated other comprehensive loss attributable to our commodity derivative financial instruments is an unrealized loss of $3.1 million, net of tax, which is expected to be realized within the next 18 months as the forecasted transactions affect earnings. If commodity prices remain at current levels, we will realize approximately $6.6 million in net losses, net of tax, over the next 12 months and approximately $3.5 million in net gains, net of tax, thereafter. The amount deferred in accumulated other comprehensive loss attributable to our settled interest-rate swaps is a loss of $84.3 million, net of tax, which will be recognized over the life of the long-term, fixed-rate debt, including losses of $12.9 million, net of tax, that will be reclassified into earnings during the next 12 months as the hedged items affect earnings. The remaining amounts in accumulated other comprehensive loss are attributable primarily to forward-starting interest-rate swaps with future settlement dates, which is expected to be amortized to interest expense over the life of long-term, fixed-rate debt upon issuance of the debt.

The following table sets forth the unrealized effect of cash flow hedges recognized in other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
Derivatives in Cash Flow Hedging Relationships	June 30,		June 30,
	2017	2016	2017	2016
	(Thousands of dollars)
Commodity contracts	$8,998	$(58,654)	$36,326	$(46,976)
Interest-rate contracts	(14,995)	(28,564)	(13,466)	(60,175)
Total unrealized gain (loss) recognized in other comprehensive income (loss) on derivatives (effective portion)	$(5,997)	$(87,218)	$22,860	$(107,151)

The following table sets forth the effect of cash flow hedges in our Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Net Income (Effective Portion)	Three Months Ended		Six Months Ended
		June 30,		June 30,
		2017	2016	2017	2016
		(Thousands of dollars)
Commodity contracts	Commodity sales revenues	$(6,796)	$14,049	$(22,115)	$28,548
Interest-rate contracts	Interest expense	(5,172)	(4,802)	(10,501)	(9,500)
Total gain (loss) reclassified from accumulated other comprehensive loss into net income on derivatives (effective portion)		$(11,968)	$9,247	$(32,616)	$19,048

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

From time to time, we may enter into financial derivative instruments that contain provisions that require us to maintain an investment-grade credit rating from S&P and/or Moody’s. If our credit ratings on our senior unsecured long-term debt were to decline below investment grade, the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions. There were no financial derivative instruments with contingent features related to credit risk at June 30, 2017.

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

At June 30, 2017, the net credit exposure from our derivative assets is with investment-grade companies in the financial services sector.

E.	DEBT

The following table sets forth our consolidated debt for the periods indicated:

	June 30, 2017	December 31, 2016
	(Thousands of dollars)
ONEOK
Senior unsecured obligations:
$700,000 at 4.25% due February 2022	$547,397	$547,397
$500,000 at 7.5% due September 2023	500,000	500,000
$100,000 at 6.5% due September 2028	87,053	87,126
$100,000 at 6.875% due September 2028	100,000	100,000
$400,000 at 6.0% due June 2035	400,000	400,000
ONEOK Partners
Commercial paper outstanding, bearing a weighted-average interest rate of 1.80% and 1.27%, respectively (a)	1,274,407	1,110,277
Senior unsecured obligations:
$400,000 at 2.0% due October 2017	400,000	400,000
$425,000 at 3.2% due September 2018	425,000	425,000
$1,000,000 term loan, variable rate, due January 2019 (b)	1,000,000	1,000,000
$500,000 at 8.625% due March 2019	500,000	500,000
$300,000 at 3.8% due March 2020	300,000	300,000
$900,000 at 3.375 % due October 2022	900,000	900,000
$425,000 at 5.0 % due September 2023	425,000	425,000
$500,000 at 4.9 % due March 2025	500,000	500,000
$600,000 at 6.65% due October 2036	600,000	600,000
$600,000 at 6.85% due October 2037	600,000	600,000
$650,000 at 6.125% due February 2041	650,000	650,000
$400,000 at 6.2% due September 2043	400,000	400,000
Guardian Pipeline
Weighted average 7.85% due December 2022	40,433	44,257
Total debt	9,649,290	9,489,057
Unamortized portion of terminated swaps	19,327	20,186
Unamortized debt issuance costs and discounts	(63,901)	(68,320)
Current maturities of long-term debt	(494,703)	(410,650)
Short-term borrowings (c)	(1,274,407)	(1,110,277)
Long-term debt	$7,835,606	$7,919,996
(a) - In July 2017, the commercial paper outstanding under the ONEOK Partners commercial paper program was repaid as it matured with a combination of proceeds from new issuances from ONEOK’s recently established $2.5 billion commercial paper program, cash on hand and proceeds from our July 2017 $1.2 billion senior notes issuance. The $2.4 billion ONEOK Partners commercial paper program was terminated in July 2017.
(b) - In July 2017, we repaid $500 million of the $1.0 billion Term Loan Agreement due 2019.
(c) - Individual issuances of commercial paper under our commercial paper program generally mature in 90 days or less. These issuances are supported by and reduce the borrowing capacity under the 2017 Credit Agreement.

2017 Credit Agreement - In April 2017, we entered into the 2017 Credit Agreement with a syndicate of banks, which became effective June 30, 2017, with the close of the Merger Transaction and the terminations of the ONEOK Credit Agreement and ONEOK Partners Credit Agreement. The 2017 Credit Agreement is a $2.5 billion revolving credit facility and contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of indebtedness to adjusted EBITDA (EBITDA, as defined in our 2017 Credit Agreement, adjusted for all noncash charges and increased for projected EBITDA from certain lender-approved capital expansion projects) of no more than 5.75 to 1 at June 30, 2017, and for the following two quarters; 5.5 to 1 for the subsequent two quarters; and 5.0 to 1 thereafter. Once the covenant decreases to 5.0 to 1, if we consummate one or more acquisitions in which the aggregate purchase is $25 million or more, the allowable ratio of indebtedness to adjusted EBITDA will increase to 5.5 to 1 for the quarter in which the acquisition is completed and the two following quarters.

The 2017 Credit Agreement includes a $100 million sublimit for the issuance of standby letters of credit and a $200 million sublimit for swingline loans. Under the terms of the 2017 Credit Agreement, we may request an increase in the size of the facility to an aggregate of $3.5 billion by either commitments from new lenders or increased commitments from existing lenders. The 2017 Credit Agreement contains provisions for an applicable margin rate and an annual facility fee, both of which adjust with changes in our credit ratings. Based on our current credit ratings, borrowings, if any, will accrue at LIBOR plus 110 basis points, and the annual facility fee is 15 basis points. We have the option to request two one-year extensions, subject to lender approval, which may be used for working capital, capital expenditures, acquisitions and mergers, the issuance of letters of credit and for other general corporate purposes. At June 30, 2017, our ratio of indebtedness to adjusted EBITDA was 5.1 to 1, and we were in compliance with all covenants under the 2017 Credit Agreement.

Issuances - In July 2017, we completed an underwritten public offering of $1.2 billion senior unsecured notes consisting of $500 million, 4.0 percent senior notes due 2027, and $700 million, 4.95 percent senior notes due 2047. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were approximately $1.18 billion. The proceeds were used for general corporate purposes, which included repayment of existing indebtedness and capital expenditures.

In January 2016, ONEOK Partners entered into the $1.0 billion senior unsecured Term Loan Agreement with a syndicate of banks. The Term Loan Agreement matures in January 2019 and bears interest at LIBOR plus 130 basis points based on our current credit ratings. At June 30, 2017, the interest rate was 2.52 percent. The Term Loan Agreement contains an option, which may be exercised up to two times, to extend the term of the loan, in each case, for an additional one-year term, subject to approval of the banks. The Term Loan Agreement allows prepayment of all or any portion outstanding without penalty or premium and contains substantially the same covenants as our 2017 Credit Agreement. During the first quarter 2016, ONEOK Partners drew the full $1.0 billion available under the agreement and used the proceeds to repay $650 million of senior notes at maturity, to repay amounts outstanding under its commercial paper program and for general partnership purposes. In April 2017, ONEOK Partners entered into the first amendment to the Term Loan Agreement, which, among other things, added ONEOK as a guarantor to the Term Loan Agreement effective June 30, 2017, with the close of the Merger Transaction described in Note B.

Repayments - In July 2017, we redeemed our 6.5 percent senior notes due 2028 at a redemption price of approximately $87 million, including the outstanding principal amount, plus accrued and unpaid interest, with cash on hand. At June 30, 2017, these notes are included in current maturities of long-term debt in our Consolidated Balance Sheet.

Also in July 2017, we repaid $500 million of the $1.0 billion Term Loan Agreement due 2019.

Debt Guarantees - Effective June 30, 2017, with the Merger Transaction, we, ONEOK Partners and the Intermediate Partnership issued, to the extent not already in place, guarantees of the indebtedness of ONEOK and ONEOK Partners.

F.	EQUITY

Ownership Interest in ONEOK Partners - At December 31, 2016, we and our subsidiaries owned all of the general partner interest, which included incentive distribution rights, and a portion of the limited partner interest, which together represented a 41.2 percent ownership interest in ONEOK Partners consisting of approximately 41.3 million common units and 73.0 million Class B units, which are convertible, at our option, into common units. The portion of ONEOK Partners that we did not own is reflected in our 2016 Consolidated Balance Sheet under the caption “Noncontrolling interests” along with the 20 percent of WTLPG that we do not own. On June 30, 2017, we completed the Merger Transaction at a fixed exchange ratio of 0.985 of a share of our common stock for each ONEOK Partners common unit that we did not already own. We issued 168.9 million shares of our common stock to third-party common unitholders of ONEOK Partners in exchange for all of the 171.5 million outstanding common units of ONEOK Partners that we previously did not own. At June 30, 2017, the caption “Noncontrolling interests” on our Consolidated Balance Sheet reflects only the 20 percent of WTLPG that we do not own.

Cash Distributions - Prior to the consummation of the Merger Transaction, we received distributions from ONEOK Partners on our common and Class B units and our 2 percent general partner interest, which included our incentive distribution rights. Additional information about ONEOK Partners’ cash distributions and our incentive distribution rights for the periods prior to

June 30, 2017, is included under “Cash Distributions” in Note O of the Notes to Consolidated Financial Statements in our Annual Report.
Distributions paid to ONEOK Partners unitholders of record at the close of business on January 30, 2017, and May 1, 2017, were $0.79 per unit. As a result of the Merger Transaction, we are entitled to receive all available ONEOK Partners cash. Our incentive distribution rights effectively terminated at the close of the Merger Transaction.

The following table sets forth ONEOK Partners’ distributions declared and paid during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Thousands, except per unit amounts)
Distribution per unit	$0.79	$0.79	$1.58	$1.58

General partner distributions	$6,660	$6,660	$13,320	$13,320
Incentive distributions	100,538	100,538	201,076	201,076
Distributions to general partner	107,198	107,198	214,396	214,396
Limited partner distributions to ONEOK	90,323	90,323	180,646	180,646
Limited partner distributions to other unitholders	135,479	135,479	270,959	270,959
Total distributions paid	$333,000	$333,000	$666,001	$666,001

Dividends - Holders of our common stock share equally in any dividend declared by our board of directors, subject to the rights of the holders of outstanding preferred stock. Dividends paid on our common stock to shareholders of record at the close of business on January 30, 2017, and May 1, 2017, were $0.615 per share. A dividend of $0.745 per share was declared for shareholders of record at the close of business on August 7, 2017, payable August 14, 2017.

In April 2017, through a wholly owned subsidiary, we contributed 20,000 shares of newly issued Series E Preferred Stock, having an aggregate value of $20 million, to the Foundation for use in charitable and nonprofit causes. The contribution was recorded as a $20 million noncash expense in the second quarter 2017 and is included in other expense in our Consolidated Statements of Income. The Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5 percent per year. Dividends totaling approximately $0.4 million were declared for the Series E Preferred Stock and are payable August 14, 2017. The $20 million issuance of the shares of Series E Preferred Stock and the related accrued dividends of approximately $0.2 million at June 30, 2017, represent noncash financing activities.

Equity Issuances - In July 2017, we established an “at-the-market” equity program for the offer and sale from time to time of our common stock up to an aggregate amount of $1 billion. The program allows us to offer and sell our common stock at prices we deem appropriate through a sales agent. Sales of our common stock may be made by means of ordinary brokers’ transactions on the NYSE, in block transactions, or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program.

Prior to the close of the Merger Transaction, ONEOK Partners had an “at-the-market” equity program for the offer and sale from time to time of its common units, up to an aggregate amount of $650 million. During the six months ended June 30, 2017, and the year ended December 31, 2016, no common units were sold through ONEOK Partners’ “at-the-market” equity program. Upon the close of the Merger Transaction on June 30, 2017, the ONEOK Partners “at-the-market” equity program terminated.

G.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the balance in accumulated other comprehensive loss for the period indicated:

	Unrealized Gains (Losses) on Risk- Management Assets/Liabilities (a)	Pension and Postretirement Benefit Plan Obligations (a) (b)	Unrealized Gains (Losses) on Risk- Management Assets/Liabilities of Unconsolidated Affiliates (a)	Accumulated Other Comprehensive Loss (a)
	(Thousands of dollars)
January 1, 2017	$(52,155)	$(101,236)	$(959)	$(154,350)
Other comprehensive income (loss) before reclassifications	5,728	5	(367)	5,366
Amounts reclassified from accumulated other comprehensive loss	9,064	4,076	47	13,187
Impact of Merger Transaction (Note B) (c)	(40,288)	—	—	(40,288)
Net current-period other comprehensive income (loss) attributable to ONEOK	(25,496)	4,081	(320)	(21,735)
June 30, 2017	$(77,651)	$(97,155)	$(1,279)	$(176,085)
(a) - All amounts are presented net of tax.
(b) - Includes amounts related to supplemental executive retirement plan.
(c) - Includes the remaining portion of ONEOK Partners’ accumulated other comprehensive loss at June 30, 2017, that we acquired in the Merger Transaction, related to commodity and interest-rate contracts.

The following table sets forth the effect of reclassifications from accumulated other comprehensive loss in our Consolidated Statements of Income for the periods indicated:

Details about Accumulated Other Comprehensive Loss Components	Three Months Ended		Six Months Ended		Affected Line Item in the Consolidated Statements of Income
	June 30,		June 30,
	2017	2016	2017	2016
	(Thousands of dollars)
Unrealized gains (losses) on risk-management assets/liabilities
Commodity contracts	$(6,796)	$14,049	$(22,115)	$28,548	Commodity sales revenues
Interest-rate contracts	(5,172)	(4,802)	(10,501)	(9,500)	Interest expense
	(11,968)	9,247	(32,616)	19,048	Income before income taxes
	2,041	(1,193)	5,406	(2,469)	Income tax expense
	(9,927)	8,054	(27,210)	16,579	Net income
Noncontrolling interests	(6,521)	5,953	(18,146)	12,233	Less: Net income attributable to noncontrolling interests
	$(3,406)	$2,101	$(9,064)	$4,346	Net income attributable to ONEOK

Pension and postretirement benefit plan obligations (a)
Amortization of net loss	$(3,812)	$(2,997)	$(7,624)	$(5,995)
Amortization of unrecognized prior service cost	415	415	830	830
	(3,397)	(2,582)	(6,794)	(5,165)	Income before income taxes
	1,359	1,033	2,718	2,066	Income tax expense
	$(2,038)	$(1,549)	$(4,076)	$(3,099)	Net income attributable to ONEOK

Unrealized gains (losses) on risk-management assets/liabilities of unconsolidated affiliates
	$(85)	$—	$(181)	$—	Equity in net earnings from investments
	13	—	28	—	Income tax expense
	(72)	—	(153)	—	Net income
Noncontrolling interests	(50)	—	(106)	—	Less: Net income attributable to noncontrolling interests
	$(22)	$—	$(47)	$—	Net income attributable to ONEOK

Total reclassifications for the period attributable to ONEOK	$(5,466)	$552	$(13,187)	$1,247	Net income attributable to ONEOK
(a) - These components of accumulated other comprehensive loss are included in the computation of net periodic benefit cost. See Note I for additional detail of our net periodic benefit cost.

H.	EARNINGS PER SHARE

The following tables set forth the computation of basic and diluted EPS from continuing operations for the periods indicated:

	Three Months Ended June 30, 2017
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$71,476	211,785	$0.34
Diluted EPS from continuing operations
Effect of dilutive securities	—	2,227
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$71,476	214,012	$0.33

	Three Months Ended June 30, 2016
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$86,171	211,075	$0.41
Diluted EPS from continuing operations
Effect of dilutive securities	—	1,543
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$86,171	212,618	$0.41

	Six Months Ended June 30, 2017
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$158,837	211,702	$0.75
Diluted EPS from continuing operations
Effect of dilutive securities	—	2,105
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$158,837	213,807	$0.74

	Six Months Ended June 30, 2016
	Income	Shares	Per Share Amount
	(Thousands, except per share amounts)
Basic EPS from continuing operations
Income from continuing operations attributable to ONEOK available for common stock	$170,569	210,928	$0.81
Diluted EPS from continuing operations
Effect of dilutive securities	—	735
Income from continuing operations attributable to ONEOK available for common stock and common stock equivalents	$170,569	211,663	$0.81

I.	EMPLOYEE BENEFIT PLANS

The following tables set forth the components of net periodic benefit cost for our pension and postretirement benefit plans for our continuing operations for the periods indicated:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$1,722	$1,622	$3,444	$3,244
Interest cost	4,655	4,947	9,310	9,894
Expected return on plan assets	(5,336)	(5,077)	(10,672)	(10,154)
Amortization of net loss	3,392	2,736	6,784	5,473
Net periodic benefit cost	$4,433	$4,228	$8,866	$8,457

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Thousands of dollars)
Components of net periodic benefit cost
Service cost	$165	$149	$330	$298
Interest cost	565	601	1,130	1,202
Expected return on plan assets	(564)	(531)	(1,128)	(1,062)
Amortization of prior service credit	(415)	(415)	(830)	(830)
Amortization of net loss	420	261	840	522
Net periodic benefit cost	$171	$65	$342	$130

J.	UNCONSOLIDATED AFFILIATES

Equity in Net Earnings from Investments - The following table sets forth our equity in net earnings from investments for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Thousands of dollars)
Northern Border Pipeline	$15,622	$15,723	$34,439	$34,397
Overland Pass Pipeline Company	14,884	13,608	28,450	26,912
Other	8,857	3,041	16,038	3,977
Equity in net earnings from investments	$39,363	$32,372	$78,927	$65,286

Unconsolidated Affiliates Financial Information - The following table sets forth summarized combined financial information of our unconsolidated affiliates for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Thousands of dollars)
Income Statement
Operating revenues	$157,603	$142,631	$311,883	$279,203
Operating expenses	$69,465	$66,674	$136,401	$125,373
Net income	$92,072	$69,420	$173,203	$141,457

Distributions paid to us	$49,760	$62,024	$96,680	$108,577

We incurred expenses in transactions with unconsolidated affiliates of $39.4 million and $34.7 million for the three months ended June 30, 2017 and 2016, respectively, and $76.1 million and $68.3 million for the six months ended June 30, 2017 and 2016, respectively, primarily related to Overland Pass Pipeline Company and Northern Border Pipeline. Accounts payable to our equity-method investees at June 30, 2017, and December 31, 2016, were $12.9 million and $11.1 million, respectively.

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

Roadrunner Gas Transmission - The Roadrunner limited liability company agreement provides that distributions to members are made on a pro rata basis according to each member’s ownership interest. As the operator, we have been delegated the authority to determine such distributions in accordance with, and on the frequency set forth in, the Roadrunner limited liability company agreement. Cash distributions are equal to 100 percent of available cash, as defined in the limited liability company agreement.

We have an operating agreement with Roadrunner that provides for reimbursement or payment to us for management services and certain operating costs. Reimbursements and payments from Roadrunner included in operating income in our Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016, were not material.

K.	COMMITMENTS AND CONTINGENCIES

Environmental Matters and Pipeline Safety - The operation of pipelines, plants and other facilities for the gathering, processing, transportation and storage of natural gas, NGLs, condensate and other products is subject to numerous and complex laws and regulations pertaining to health, safety and the environment. As an owner and/or operator of these facilities, we must comply with United States laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants and other facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on our results of operations, financial condition or cash flows.

Legal Proceedings - Gas Index Pricing Litigation - In March 2017, the United States District Court for the District of Nevada (the Court) entered an order granting summary judgment in favor of our affiliate ONEOK Energy Services Company, L.P. (OESC), the lone defendant in the previously reported Sinclair case. The Court determined that the plaintiff’s claim is barred by a release obtained in a prior lawsuit against us and OESC. Upon entry of a final judgment, Sinclair Oil Corporation may pursue an appeal of this determination to the Ninth Circuit Court of Appeals.

We expect that future charges, if any, from the ultimate resolution of the Sinclair case will not be material to our results of operations, financial position or cash flows.

In May 2017, the Court gave final approval to the previously announced settlements of Learjet, Inc., et al. v. ONEOK, Inc., et al. (filed in the District Court of Wyandotte, Kansas, in November 2005, transferred to MDL-1566 in the United States District Court for the District of Nevada); Arandell Corporation, et al. v. Xcel Energy, Inc., et al. (filed in the Circuit Court for Dane County, Wisconsin, in December 2006, transferred to MDL-1566 in the United States District Court for the District of Nevada); Heartland Regional Medical Center, et al. v. ONEOK, Inc., et al. (filed in the Circuit Court of Buchanan County, Missouri, in March 2007, transferred to MDL-1566 in the United States District Court for the District of Nevada); and NewPage Wisconsin System v. CMS Energy Resource Management Company, et al. (filed in the Circuit Court for Wood County, Wisconsin, in March 2009, transferred to MDL-1566 in the United States District Court for the District of Nevada and now consolidated with the Arandell case). Thereafter, the Court entered a final judgment dismissing these actions with prejudice as to us and our affiliates. The final judgment was not appealed and became final and nonappealable in July 2017. The amount paid to settle these cases was not material to our results of operations, financial position or cash flows and was paid with cash on hand.

ONEOK Partners Class Action Litigation - In June 2017, ONEOK Partners settled two putative class action lawsuits captioned Juergen Krueger, Individually And On Behalf Of All Others Similarly Situated v. ONEOK Partners, L.P., et al. (filed in the United States District Court for the Northern District of Oklahoma) and Max Federman, On Behalf of Himself and All Others Similarly Situated v. ONEOK Partners, L.P., et al. (filed in the United States District Court for the Northern District of Oklahoma) by agreeing to make certain disclosures about the Merger Transaction in addition to those made in the final proxy statement filed with the SEC. The supplemental disclosure was filed with the SEC on June 12, 2017 and the Krueger and Federman actions were dismissed on June 14, 2017 as moot, with prejudice as to the named plaintiffs and without prejudice as to any other members of a putative class. In July 2017, ONEOK Partners entered into a settlement concerning attorney’s fees and expenses for plaintiffs’ counsel in an amount immaterial to our results of operations, financial position or cash flows and was paid with cash on hand.

Other Legal Proceedings - We are a party to various other litigation matters and claims that have arisen in the normal course of our operations. While the results of these litigation matters and claims cannot be predicted with certainty, we believe the reasonably possible losses from such matters, individually and in the aggregate, are not material. Additionally, we believe the probable final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

L.	SEGMENTS

Segment Descriptions - Our operations are divided into three reportable business segments, as follows:

•	our Natural Gas Gathering and Processing segment gathers, treats and processes natural gas;

•	our Natural Gas Liquids segment gathers, treats, fractionates and transports NGLs and stores, markets and distributes NGL products; and

•	our Natural Gas Pipelines segment operates regulated interstate and intrastate natural gas transmission pipelines and natural gas storage facilities.

Other and eliminations consist of corporate and Merger Transaction-related costs, the operating and leasing activities of our headquarters building and related parking facility and eliminations necessary to reconcile our reportable segments to our Consolidated Financial Statements.

Accounting Policies - The accounting policies of the segments are described in Note A of the Notes to Consolidated Financial Statements in our Annual Report. Our chief operating decision-maker reviews the financial performance of each of our three segments, as well as our financial performance as a whole, on a regular basis. Adjusted EBITDA by segment is utilized in this evaluation. We believe this financial measure is useful to investors because it and similar measures are used by many companies in our industry as a measurement of financial performance and are commonly employed by financial analysts and others to evaluate our financial performance and to compare financial performance among companies in our industry. Adjusted

EBITDA for each segment is defined as net income adjusted for interest expense, depreciation and amortization, noncash impairment charges, income taxes, allowance for equity funds used during construction, noncash equity compensation and other noncash items. This calculation may not be comparable with similarly titled measures of other companies.

Customers - The primary customers of our Natural Gas Gathering and Processing segment are crude oil and natural gas producers, which include both large integrated and independent exploration and production companies. Our Natural Gas Liquids segment’s customers are primarily NGL and natural gas gathering and processing companies; large integrated and independent crude oil and natural gas production companies; propane distributors; ethanol producers; and petrochemical, refining and NGL marketing companies. Our Natural Gas Pipelines segment’s customers are primarily local natural gas distribution companies, electric-generation companies, large industrial companies, municipalities, irrigation customers and marketing companies.

For the three months ended June 30, 2017 and 2016, and the six months ended June 30, 2017, we had no single customer from which we received 10 percent or more of our consolidated revenues. For the six months ended June 30, 2016, we had one customer, BP p.l.c. or its affiliates, from which we received approximately 10 percent of our consolidated revenues.

Operating Segment Information - The following tables set forth certain selected financial information for our operating segments for the periods indicated:

Three Months Ended June 30, 2017	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$433,088	$2,196,399	$95,755	$2,725,242
Intersegment revenues	252,727	153,286	2,094	408,107
Total revenues	685,815	2,349,685	97,849	3,133,349
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(488,891)	(2,003,601)	(6,773)	(2,499,265)
Operating costs	(73,093)	(87,285)	(30,877)	(191,255)
Equity in net earnings from investments	3,780	15,062	20,521	39,363
Other	650	(552)	(60)	38
Segment adjusted EBITDA	$128,261	$273,309	$80,660	$482,230

Depreciation and amortization	$(46,033)	$(41,427)	$(12,598)	$(100,058)
Capital expenditures	$37,020	$12,336	$26,846	$76,202
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $289.4 million, of which $249.4 million related to sales within the segment and cost of sales and fuel of $118.9 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $62.8 million and cost of sales and fuel of $8.3 million.

Three Months Ended June 30, 2017	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
Sales to unaffiliated customers	$2,725,242	$530	$2,725,772
Intersegment revenues	408,107	(408,107)	—
Total revenues	$3,133,349	$(407,577)	$2,725,772

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(2,499,265)	$408,243	$(2,091,022)
Operating costs	$(191,255)	$(26,550)	$(217,805)
Depreciation and amortization	$(100,058)	$(791)	$(100,849)
Equity in net earnings from investments	$39,363	$—	$39,363
Capital expenditures	$76,202	$6,293	$82,495

Three Months Ended June 30, 2016	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$293,071	$1,754,122	$86,401	$2,133,594
Intersegment revenues	183,688	117,871	1,668	303,227
Total revenues	476,759	1,871,993	88,069	2,436,821
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(299,991)	(1,525,234)	(5,112)	(1,830,337)
Operating costs	(69,304)	(83,769)	(29,189)	(182,262)
Equity in net earnings from investments	2,576	13,904	15,892	32,372
Other	258	(283)	(1,118)	(1,143)
Segment adjusted EBITDA	$110,298	$276,611	$68,542	$455,451

Depreciation and amortization	$(46,413)	$(40,696)	$(11,398)	$(98,507)
Capital expenditures	$84,674	$20,779	$29,278	$134,731
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $297.5 million, of which $258.4 million related to sales within the segment and cost of sales and fuel of $112.7 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $56.6 million and cost of sales and fuel of $5.7 million.

Three Months Ended June 30, 2016	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
Sales to unaffiliated customers	$2,133,594	$513	$2,134,107
Intersegment revenues	303,227	(303,227)	—
Total revenues	$2,436,821	$(302,714)	$2,134,107

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(1,830,337)	$303,014	$(1,527,323)
Operating costs	$(182,262)	$(9,577)	$(191,839)
Depreciation and amortization	$(98,507)	$(740)	$(99,247)
Equity in net earnings from investments	$32,372	$—	$32,372
Capital expenditures	$134,731	$2,112	$136,843

Six Months Ended June 30, 2017	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$833,237	$4,440,399	$200,679	$5,474,315
Intersegment revenues	513,854	301,270	3,988	819,112
Total revenues	1,347,091	4,741,669	204,667	6,293,427
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(977,275)	(4,052,294)	(23,376)	(5,052,945)
Operating costs	(144,882)	(166,028)	(62,630)	(373,540)
Equity in net earnings from investments	6,410	28,784	43,733	78,927
Other	884	(593)	1,224	1,515
Segment adjusted EBITDA	$232,228	$551,538	$163,618	$947,384

Depreciation and amortization	$(91,001)	$(82,542)	$(25,141)	$(198,684)
Total assets	$5,310,946	$8,168,567	$1,951,423	$15,430,936
Capital expenditures	$100,171	$32,789	$51,860	$184,820
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $585.7 million, of which $502.3 million related to sales within the segment and cost of sales and fuel of $235.4 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $131.7 million and cost of sales and fuel of $22.4 million.

Six Months Ended June 30, 2017	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
Sales to unaffiliated customers	$5,474,315	$1,068	$5,475,383
Intersegment revenues	819,112	(819,112)	—
Total revenues	$6,293,427	$(818,044)	$5,475,383

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(5,052,945)	$818,080	$(4,234,865)
Operating costs	$(373,540)	$(36,187)	$(409,727)
Depreciation and amortization	$(198,684)	$(1,584)	$(200,268)
Equity in net earnings from investments	$78,927	$—	$78,927
Total assets	$15,430,936	$1,241,987	$16,672,923
Capital expenditures	$184,820	$10,412	$195,232

Six Months Ended June 30, 2016	Natural Gas Gathering and Processing	Natural Gas Liquids (a)	Natural Gas Pipelines (b)	Total
	(Thousands of dollars)
Sales to unaffiliated customers	$610,117	$3,125,547	$171,875	$3,907,539
Intersegment revenues	298,653	233,836	2,167	534,656
Total revenues	908,770	3,359,383	174,042	4,442,195
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(566,291)	(2,682,184)	(9,044)	(3,257,519)
Operating costs	(138,910)	(156,951)	(56,702)	(352,563)
Equity in net earnings from investments	5,391	27,251	32,644	65,286
Other	1,373	(719)	1,941	2,595
Segment adjusted EBITDA	$210,333	$546,780	$142,881	$899,994

Depreciation and amortization	$(88,264)	$(81,402)	$(22,577)	$(192,243)
Total assets	$5,222,225	$8,289,089	$1,856,128	$15,367,442
Capital expenditures	$226,171	$54,986	$47,226	$328,383
(a) - Our Natural Gas Liquids segment has regulated and nonregulated operations. Our Natural Gas Liquids segment’s regulated operations had revenues of $579.3 million, of which $489.2 million related to sales within the segment and cost of sales and fuel of $219.5 million.
(b) - Our Natural Gas Pipelines segment has regulated and nonregulated operations. Our Natural Gas Pipelines segment’s regulated operations had revenues of $111.4 million and cost of sales and fuel of $11.3 million.

Six Months Ended June 30, 2016	Total Segments	Other and Eliminations	Total
	(Thousands of dollars)
Reconciliations of total segments to consolidated
Sales to unaffiliated customers	$3,907,539	$1,027	$3,908,566
Intersegment revenues	534,656	(534,656)	—
Total revenues	$4,442,195	$(533,629)	$3,908,566

Cost of sales and fuel (exclusive of depreciation and operating costs)	$(3,257,519)	$534,458	$(2,723,061)
Operating costs	$(352,563)	$(16,291)	$(368,854)
Depreciation and amortization	$(192,243)	$(1,482)	$(193,725)
Equity in net earnings from investments	$65,286	$—	$65,286
Total assets	$15,367,442	$455,458	$15,822,900
Capital expenditures	$328,383	$4,871	$333,254

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Reconciliation of income from continuing operations to total segment adjusted EBITDA	(Thousands of dollars)
Income from continuing operations	$175,991	$180,086	$362,176	$355,997
Add:
Interest expense, net of capitalized interest	118,473	118,976	234,935	237,223
Depreciation and amortization	100,849	99,247	200,268	193,725
Income taxes	43,844	52,458	98,785	102,524
Other corporate costs and noncash items (a)	43,073	4,684	51,220	10,525
Total segment adjusted EBITDA	$482,230	$455,451	$947,384	$899,994
(a) - Includes our April 2017, $20 million contribution of Series E Preferred Stock to the Foundation and costs related to the Merger Transaction of $22.8 million and $29.5 million for the three and six months ended June 30, 2017, respectively.

M.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

ONEOK and ONEOK Partners are issuers of certain public debt securities. Effective with the Merger Transaction, we, ONEOK Partners and the Intermediate Partnership issued, to the extent not already in place, guarantees of the indebtedness of ONEOK and ONEOK Partners. The Intermediate Partnership holds all of ONEOK Partners’ partnership interests and equity in its subsidiaries, as well as a 50 percent interest in Northern Border Pipeline. In lieu of providing separate financial statements for each subsidiary issuer and guarantor, we have included the accompanying condensed consolidating financial statements based on Rule 3-10 of the SEC’s Regulation S-X. We have presented each of the parent and subsidiary issuers in separate columns in this single set of condensed consolidating financial statements.

For purposes of the following footnote:

•	we are referred to as “Parent Issuer and Guarantor”;

•	ONEOK Partners is referred to as “Subsidiary Issuer and Guarantor”;

•	the Intermediate Partnership is referred to as “Guarantor Subsidiary”; and

•	the “Non-Guarantor Subsidiaries” are all subsidiaries other than the Guarantor Subsidiary and Subsidiary Issuer and Guarantor.

The following unaudited supplemental condensed consolidating financial information is presented on an equity-method basis reflecting the separate accounts of ONEOK, ONEOK Partners and the Intermediate Partnership, the combined accounts of the Non-Guarantor Subsidiaries, the combined consolidating adjustments and eliminations, and our consolidated amounts for the periods indicated.

Condensed Consolidating Statements of Income

	Three Months Ended June 30, 2017
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$—	$2,161.0	$—	$2,161.0
Services	—	—	—	565.8	(1.0)	564.8
Total revenues	—	—	—	2,726.8	(1.0)	2,725.8
Cost of sales and fuel (exclusive of items shown separately below)	—	—	—	2,091.0	—	2,091.0
Operating expenses	20.5	—	6.2	293.0	(1.0)	318.7
(Gain) loss on sale of assets	—	—	—	(0.6)	—	(0.6)
Operating income	(20.5)	—	(6.2)	343.4	—	316.7
Equity in net earnings from investments	275.2	278.5	284.7	23.8	(822.8)	39.4
Other income (expense), net	(17.4)	94.9	94.9	(0.4)	(189.8)	(17.8)
Interest expense, net	(24.5)	(94.9)	(94.9)	(94.0)	189.8	(118.5)
Income before income taxes	212.8	278.5	278.5	272.8	(822.8)	219.8
Income taxes	37.7	—	—	6.1	—	43.8
Net income	175.1	278.5	278.5	266.7	(822.8)	176.0
Less: Net income attributable to noncontrolling interests	103.4	—	—	0.9	—	104.3
Net income attributable to ONEOK	71.7	278.5	278.5	265.8	(822.8)	71.7
Less: Preferred stock dividends	0.2	—	—	—	—	0.2
Net income available to common shareholders	$71.5	$278.5	$278.5	$265.8	$(822.8)	$71.5

	Three Months Ended June 30, 2016
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$—	$1,633.3	$—	$1,633.3
Services	—	—	—	501.3	(0.5)	500.8
Total revenues	—	—	—	2,134.6	(0.5)	2,134.1
Cost of sales and fuel (exclusive of items shown separately below)	—	—	—	1,527.3	—	1,527.3
Operating expenses	9.8	—	—	281.8	(0.5)	291.1
(Gain) loss on sale of assets	—	—	—	0.4	—	0.4
Operating income	(9.8)	—	—	325.1	—	315.3
Equity in net earnings from investments	260.9	261.5	261.5	16.7	(768.2)	32.4
Other income (expense), net	4.3	94.9	94.9	(0.5)	(189.8)	3.8
Interest expense, net	(25.7)	(94.9)	(94.9)	(93.3)	189.8	(119.0)
Income before income taxes	229.7	261.5	261.5	248.0	(768.2)	232.5
Income taxes	(50.3)	—	—	(2.1)	—	(52.4)
Income from continuing operations	179.4	261.5	261.5	245.9	(768.2)	180.1
Income (loss) from discontinued operations, net of tax	—	—	—	(0.2)	—	(0.2)
Net income	179.4	261.5	261.5	245.7	(768.2)	179.9
Less: Net income attributable to noncontrolling interests	93.5	—	—	0.5	—	94.0
Net income attributable to ONEOK	$85.9	$261.5	$261.5	$245.2	$(768.2)	$85.9

	Six Months Ended June 30, 2017
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$—	$4,377.7	$—	$4,377.7
Services	—	—	—	1,098.7	(1.0)	1,097.7
Total revenues	—	—	—	5,476.4	(1.0)	5,475.4
Cost of sales and fuel (exclusive of items shown separately below)	—	—	—	4,234.9	—	4,234.9
Operating expenses	30.1	—	6.2	574.6	(1.0)	609.9
(Gain) loss on sale of assets	—	—	—	(0.6)	—	(0.6)
Operating income	(30.1)	—	(6.2)	667.5	—	631.2
Equity in net earnings from investments	544.0	547.6	553.8	44.5	(1,611.0)	78.9
Other income (expense), net	(14.2)	186.1	186.1	—	(372.2)	(14.2)
Interest expense, net	(50.3)	(186.1)	(186.1)	(184.6)	372.2	(234.9)
Income before income taxes	449.4	547.6	547.6	527.4	(1,611.0)	461.0
Income taxes	(89.0)	—	—	(9.8)	—	(98.8)
Net income	360.4	547.6	547.6	517.6	(1,611.0)	362.2
Less: Net income attributable to noncontrolling interests	201.3	—	—	1.8	—	203.1
Net income attributable to ONEOK	159.1	547.6	547.6	515.8	(1,611.0)	159.1
Less: Preferred stock dividends	0.2	—	—	—	—	0.2
Net income available to common shareholders	$158.9	$547.6	$547.6	$515.8	$(1,611.0)	$158.9

	Six Months Ended June 30, 2016
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Revenues
Commodity sales	$—	$—	$—	$2,916.8	$—	$2,916.8
Services	—	—	—	992.8	(1.0)	991.8
Total revenues	—	—	—	3,909.6	(1.0)	3,908.6
Cost of sales and fuel (exclusive of items shown separately below)	—	—	—	2,723.1	—	2,723.1
Operating expenses	16.4	—	—	547.2	(1.0)	562.6
(Gain) loss on sale of assets	—	—	—	(3.8)	—	(3.8)
Operating income	(16.4)	—	—	643.1	—	626.7
Equity in net earnings from investments	513.3	515.0	515.0	30.9	(1,508.9)	65.3
Other income (expense), net	4.4	189.3	189.3	(0.7)	(378.6)	3.7
Interest expense, net	(51.4)	(189.3)	(189.3)	(185.8)	378.6	(237.2)
Income before income taxes	449.9	515.0	515.0	487.5	(1,508.9)	458.5
Income taxes	(98.4)	—	—	(4.1)	—	(102.5)
Income from continuing operations	351.5	515.0	515.0	483.4	(1,508.9)	356.0
Income (loss) from discontinued operations, net of tax	—	—	—	(1.2)	—	(1.2)
Net income	351.5	515.0	515.0	482.2	(1,508.9)	354.8
Less: Net income attributable to noncontrolling interests	182.1	—	—	3.3	—	185.4
Net income attributable to ONEOK	$169.4	$515.0	$515.0	$478.9	$(1,508.9)	$169.4

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended June 30, 2017
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$175.1	$278.5	$278.5	$266.7	$(822.8)	$176.0
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives, net of tax	(0.3)	(5.7)	9.0	9.8	(17.9)	(5.1)
Realized (gains) losses on derivatives in net income, net of tax	0.5	11.1	6.8	5.1	(13.6)	9.9
Change in pension and postretirement benefit plan liability, net of tax	2.1	—	—	—	—	2.1
Other comprehensive income (loss) on investments in unconsolidated affiliates, net of tax	—	(1.6)	(1.6)	(1.4)	3.2	(1.4)
Total other comprehensive income (loss)	2.3	3.8	14.2	13.5	(28.3)	5.5
Comprehensive income	177.4	282.3	292.7	280.2	(851.1)	181.5
Less: Comprehensive income attributable to noncontrolling interests	105.6	—	—	0.9	—	106.5
Comprehensive income attributable to ONEOK	$71.8	$282.3	$292.7	$279.3	$(851.1)	$75.0

	Three Months Ended June 30, 2016
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$179.4	$261.5	$261.5	$245.7	$(768.2)	$179.9
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives, net of tax	—	(87.2)	(58.7)	(132.6)	204.6	(73.9)
Realized (gains) losses on derivatives in net income, net of tax	0.6	(10.1)	(14.0)	(21.5)	36.9	(8.1)
Change in pension and postretirement benefit plan liability, net of tax	1.5	—	—	—	—	1.5
Other comprehensive income (loss) on investments in unconsolidated affiliates, net of tax	—	(5.6)	(5.6)	(10.3)	16.8	(4.7)
Total other comprehensive income (loss)	2.1	(102.9)	(78.3)	(164.4)	258.3	(85.2)
Comprehensive income	181.5	158.6	183.2	81.3	(509.9)	94.7
Less: Comprehensive income attributable to noncontrolling interests	32.9	—	—	0.5	—	33.4
Comprehensive income attributable to ONEOK	$148.6	$158.6	$183.2	$80.8	$(509.9)	$61.3

	Six Months Ended June 30, 2017
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$360.4	$547.6	$547.6	$517.6	$(1,611.0)	$362.2
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives, net of tax	(0.3)	23.1	36.3	32.8	(72.6)	19.3
Realized (gains) losses on derivatives in net income, net of tax	1.0	30.9	22.1	17.4	(44.2)	27.2
Change in pension and postretirement benefit plan liability, net of tax	4.1	—	—	—	—	4.1
Other comprehensive income (loss) on investments in unconsolidated affiliates, net of tax	—	(1.2)	(1.2)	(1.0)	2.4	(1.0)
Total other comprehensive income (loss)	4.8	52.8	57.2	49.2	(114.4)	49.6
Comprehensive income	365.2	600.4	604.8	566.8	(1,725.4)	411.8
Less: Comprehensive income attributable to noncontrolling interests	232.4	—	—	1.8	—	234.2
Comprehensive income attributable to ONEOK	$132.8	$600.4	$604.8	$565.0	$(1,725.4)	$177.6

	Six Months Ended June 30, 2016
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Net income	$351.5	$515.0	$515.0	$482.2	$(1,508.9)	$354.8
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on derivatives, net of tax	—	(107.1)	(47.0)	(137.8)	201.1	(90.8)
Realized (gains) losses on derivatives in net income, net of tax	1.1	(20.8)	(28.5)	(44.0)	75.6	(16.6)
Change in pension and postretirement benefit plan liability, net of tax	3.1	—	—	—	—	3.1
Other comprehensive income (loss) on investments in unconsolidated affiliates, net of tax	—	(11.4)	(11.4)	(21.0)	34.2	(9.6)
Total other comprehensive income (loss)	4.2	(139.3)	(86.9)	(202.8)	310.9	(113.9)
Comprehensive income	355.7	375.7	428.1	279.4	(1,198.0)	240.9
Less: Comprehensive income attributable to noncontrolling interests	100.2	—	—	3.3	—	103.5
Comprehensive income attributable to ONEOK	$255.5	$375.7	$428.1	$276.1	$(1,198.0)	$137.4

Condensed Consolidating Balance Sheets

	June 30, 2017
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$321.0	$—	$11.4	$—	$—	$332.4
Accounts receivable, net	—	—	—	749.3	—	749.3
Natural gas and natural gas liquids in storage	—	—	—	200.1	—	200.1
Other current assets	12.9	0.5	—	152.6	—	166.0
Total current assets	333.9	0.5	11.4	1,102.0	—	1,447.8
Property, plant and equipment
Property, plant and equipment	139.8	—	—	15,101.3	—	15,241.1
Accumulated depreciation and amortization	94.3	—	—	2,599.8	—	2,694.1
Net property, plant and equipment	45.5	—	—	12,501.5	—	12,547.0
Investments and other assets
Investments	5,936.9	3,160.9	7,376.1	622.7	(16,152.0)	944.6
Intercompany notes receivable	253.7	10,791.6	6,565.0	—	(17,610.3)	—
Other assets	763.6	19.7	—	1,017.9	(67.7)	1,733.5
Total investments and other assets	6,954.2	13,972.2	13,941.1	1,640.6	(33,830.0)	2,678.1
Total assets	$7,333.6	$13,972.7	$13,952.5	$15,244.1	$(33,830.0)	$16,672.9
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$87.1	$400.0	$—	$7.7	$—	$494.8
Short-term borrowings	—	1,274.4	—	—	—	1,274.4
Accounts payable	19.9	—	—	676.9	—	696.8
Other current liabilities	57.7	86.3	—	250.5	—	394.5
Total current liabilities	164.7	1,760.7	—	935.1	—	2,860.5

Intercompany debt	—	—	10,791.6	6,818.7	(17,610.3)	—

Long-term debt, excluding current maturities	1,545.0	6,257.9	—	32.7	—	7,835.6

Deferred credits and other liabilities	216.2	—	—	263.1	(67.7)	411.6

Commitments and contingencies

Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	5,407.7	5,954.1	3,160.9	7,037.0	(16,152.0)	5,407.7
Noncontrolling interests in consolidated subsidiaries	—	—	—	157.5	—	157.5
Total equity	5,407.7	5,954.1	3,160.9	7,194.5	(16,152.0)	5,565.2
Total liabilities and equity	$7,333.6	$13,972.7	$13,952.5	$15,244.1	$(33,830.0)	$16,672.9

	December 31, 2016
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries		Total
Assets	(Millions of dollars)
Current assets
Cash and cash equivalents	$248.5	$—	$0.4	$—	$—		$248.9
Accounts receivable, net	—	—	—	872.4	—		872.4
Natural gas and natural gas liquids in storage	—	—	—	140.0	—		140.0
Other current assets	7.2	—	—	160.6	—		167.8
Assets of discontinued operations	—	—	—	0.6	—		0.6
Total current assets	255.7	—	0.4	1,173.6	—	—	1,429.7
Property, plant and equipment
Property, plant and equipment	139.8	—	—	14,938.7	—		15,078.5
Accumulated depreciation and amortization	90.4	—	—	2,416.7	—		2,507.1
Net property, plant and equipment	49.4	—	—	12,522.0	—		12,571.4
Investments and other assets
Investments	2,931.9	3,222.1	6,805.4	631.1	(12,631.7)		958.8
Intercompany notes receivable	205.2	10,615.0	7,031.3	—	(17,851.5)		—
Other assets	103.4	47.5	—	1,028.0	—		1,178.9
Total investments and other assets	3,240.5	13,884.6	13,836.7	1,659.1	(30,483.2)		2,137.7
Total assets	$3,545.6	$13,884.6	$13,837.1	$15,354.7	$(30,483.2)		$16,138.8
Liabilities and equity
Current liabilities
Current maturities of long-term debt	$3.0	$400.0	$—	$7.7	$—		$410.7
Short-term borrowings	—	1,110.3	—	—	—		1,110.3
Accounts payable	13.0	—	—	861.7	—		874.7
Other current liabilities	44.7	99.9	—	296.5	—		441.1
Total current liabilities	60.7	1,610.2	—	1,165.9	—		2,836.8

Intercompany debt	—	—	10,615.0	7,236.5	(17,851.5)		—

Long-term debt, excluding current maturities	1,628.7	6,254.7	—	36.6	—		7,920.0

Deferred credits and other liabilities	1,667.5	—	—	285.6	—		1,953.1

Commitments and contingencies

Equity
Equity excluding noncontrolling interests in consolidated subsidiaries	188.7	6,019.7	3,222.1	6,472.0	(15,713.8)		188.7
Noncontrolling interests in consolidated subsidiaries	—	—	—	158.1	3,082.1		3,240.2
Total equity	188.7	6,019.7	3,222.1	6,630.1	(12,631.7)		3,428.9
Total liabilities and equity	$3,545.6	$13,884.6	$13,837.1	$15,354.7	$(30,483.2)		$16,138.8

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2017
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary		Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$355.0	$675.2	$28.2		$645.5	$(1,061.0)	$642.9
Investing activities
Capital expenditures	(0.1)	—	—		(195.1)	—	(195.2)
Other investing activities	—	—	6.7		4.8	—	11.5
Cash provided by (used in) investing activities	(0.1)	—	6.7		(190.3)	—	(183.7)
Financing activities
Dividends paid	(259.8)	(666.0)	(666.0)		—	1,332.0	(259.8)
Distributions to noncontrolling interests	—	—	—		(2.5)	(271.0)	(273.5)
Intercompany borrowings (advances), net	(27.1)	(166.1)	642.1		(448.9)	—	—
Borrowing (repayment) of short-term borrowings, net	—	164.1	—		—	—	164.1
Repayment of long-term debt	(0.1)	—	—		(3.8)	—	(3.9)
Issuance of common stock	10.8	—	—		—	—	10.8
Other	(6.2)	(7.2)	—		—	—	(13.4)
Cash used in financing activities	(282.4)	(675.2)	(23.9)	—	(455.2)	1,061.0	(375.7)
Change in cash and cash equivalents	72.5	—	11.0		—	—	83.5
Cash and cash equivalents at beginning of period	248.5	—	0.4		—	—	248.9
Cash and cash equivalents at end of period	$321.0	$—	$11.4		$—	$—	$332.4

	Six Months Ended June 30, 2016
(Unaudited)	Parent Issuer & Guarantor	Subsidiary Issuer & Guarantor	Guarantor Subsidiary	Combined Non-Guarantor Subsidiaries	Consolidating Entries	Total
	(Millions of dollars)
Operating activities
Cash provided by operating activities	$363.1	$668.6	$34.4	$526.5	$(1,061.0)	$531.6
Investing activities
Capital expenditures	—	—	—	(333.3)	—	(333.3)
Other investing activities	—	—	24.9	9.9	—	34.8
Cash provided by (used in) investing activities	—	—	24.9	(323.4)	—	(298.5)
Financing activities
Dividends paid	(258.5)	(666.0)	(666.0)	—	1,332.0	(258.5)
Distributions to noncontrolling interests	—	—	—	(4.3)	(271.0)	(275.3)
Intercompany borrowings (advances), net	(30.5)	(379.8)	605.3	(195.0)	—	—
Borrowing (repayment) of short-term borrowings, net	—	30.0	—	—	—	30.0
Issuance of long-term debt, net of discounts	—	1,000.0	—	—	—	1,000.0
Debt financing costs	—	(2.8)	—	—	—	(2.8)
Repayment of long-term debt	(0.3)	(650.0)	—	(3.8)	—	(654.1)
Issuance of common stock	11.1	—	—	—	—	11.1
Cash used in financing activities	(278.2)	(668.6)	(60.7)	(203.1)	1,061.0	(149.6)
Change in cash and cash equivalents	84.9	—	(1.4)	—	—	83.5
Change in cash and cash equivalents included in discontinued operations	(0.2)	—	—	—	—	(0.2)
Change in cash and cash equivalents included in continuing operations	84.7	—	(1.4)	—	—	83.3
Cash and cash equivalents at beginning of period	92.5	—	5.1	—	—	97.6
Cash and cash equivalents at end of period	$177.2	$—	$3.7	$—	$—	$180.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and the Notes to Consolidated Financial Statements in this Quarterly Report, as well as our Annual Report and our Current Report on Form 8-K filed on July 6, 2017, which updates Item 8 in our Annual Report.

RECENT DEVELOPMENTS

Please refer to the “Financial Results and Operating Information” and “Liquidity and Capital Resources” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report for additional information.

Merger Transaction - On June 30, 2017, we completed the acquisition of all of the outstanding common units of ONEOK Partners at a fixed exchange ratio of 0.985 of a share of our common stock for each ONEOK Partners common unit that we did not already own . We issued 168.9 million shares of our common stock to third-party common unitholders of ONEOK Partners in exchange for all of the 171.5 million outstanding common units of ONEOK Partners that we previously did not own. No fractional shares were issued in the Merger Transaction, and ONEOK Partners common unitholders instead received cash in lieu of fractional shares. As a result of the completion of the Merger Transaction, common units of ONEOK Partners are no longer publicly traded. The change in our ownership interest resulting from the Merger Transaction was accounted for as an equity transaction, and no gain or loss was recognized in our Consolidated Statement of Income.

Following the close of the Merger Transaction, S&P and Moody’s upgraded our credit ratings to BBB and Baa3 with stable outlooks, respectively, and removed our credit ratings from review.

Dividends - Dividends paid on our common stock to shareholders of record at the close of business on January 30, 2017, and May 1, 2017, were $0.615 per share. In July 2017, we declared a dividend of $0.745 per share ($2.98 per share on an annualized basis) for shareholders of record at the close of business on August 7, 2017, payable August 14, 2017, which represents an increase of 21 percent compared with the prior quarter and the same period in the prior year. Our dividend increase and expected future dividend growth is due in part to the increase in cash flows resulting from the Merger Transaction. As a result of the Merger Transaction, we are entitled to receive all available ONEOK Partners cash. Our incentive distribution rights effectively terminated at the close of the Merger Transaction.

Business Update and Market Conditions - We operate predominantly fee-based businesses in each of our three reportable segments and expect our consolidated earnings to be approximately 90 percent fee-based in 2017. In the first half of 2017, our Natural Gas Gathering and Processing segment’s fee revenues averaged 85 cents per MMBtu, compared with an average of 72 cents per MMBtu in the same period in 2016, due to our contract restructuring efforts to mitigate commodity price risk. We connected five third-party natural gas processing plants in our Natural Gas Liquids segment in the first half of 2017, which is expected to contribute to higher NGL volumes in the second half of 2017, compared with the first half of 2017 and the full year 2016. Our fee-based transportation services in our Natural Gas Pipelines segment increased in the first half of 2017, compared with the same period in 2016. We continue to expect demand for midstream services and infrastructure development to be primarily driven by producers who need to connect production with end-use markets where current infrastructure is insufficient. We also expect additional demand for our services to support increased demand for NGL products from the petrochemical industry and NGL exporters, and increased demand for natural gas from exports and power plants previously fueled by coal.

We are connected to supply in growing basins and have significant basin diversification across our asset footprint, including the Williston, Permian and Powder River Basins and the STACK and SCOOP areas of the Anadarko Basin in Oklahoma. In addition, we are connected to major market centers for natural gas and NGL products. While our Natural Gas Gathering and Processing and Natural Gas Liquids segments generate predominantly fee-based earnings, those segments’ results of operations are exposed to volumetric risk. Our exposure to volumetric risk can result from reduced drilling activity, severe weather disruptions, operational outages and ethane rejection.

STACK and SCOOP - We expect each of our business segments to benefit from increased production in the Mid-Continent region from the highly productive STACK and SCOOP areas, where there was an increase in producer activity in late 2016 and the first half of 2017, which we expect to continue into 2018. In June and July 2017, we announced additional growth projects supported by long-term primarily fee-based contracts, minimum volume commitments and acreage dedications to serve the expected growth and needs of our natural gas processors and producer customers. We announced plans to expand our Canadian Valley natural gas processing facility to 400 MMcf/d from 200 MMcf/d and related infrastructure in the STACK area of

Oklahoma, which is expected to cost approximately $155 million to $165 million and be completed by the end of 2018. We also announced plans to connect our natural gas gathering systems in the STACK area of Oklahoma to an existing third-party processing facility, accessing 200 MMcf/d processing capacity by constructing a 30-mile natural gas gathering pipeline and related infrastructure. This project is expected to cost approximately $40 million and be completed by the end of 2017. Following the completion of these projects, our total natural gas processing capacity in Oklahoma will be approximately 1.1 Bcf/d. In addition, we announced plans to expand our natural gas liquids gathering system in the Mid-Continent region and our existing Sterling III Pipeline. We expect to invest approximately $130 million for these NGL projects, which are expected to be completed by the end of 2018.

As producers continue to develop the STACK and SCOOP areas, we expect natural gas and NGL volumes on our systems to increase in the second half of 2017, compared with volumes for the same period in 2016, and expect increased demand for our services from producers that need incremental takeaway capacity for natural gas and NGLs out of the region. We anticipate NGL volume growth in the Mid-Continent region will also be driven by expected increases in ethane recovery beginning in the second half of 2017 as new world-scale ethylene production projects, petrochemical plant modifications, plant expansions and export facilities are completed and continue coming on line.

In our Natural Gas Gathering and Processing segment, we have approximately 225,000 acres dedicated to us in the STACK and SCOOP areas. In our Natural Gas Liquids segment, we are the largest NGL takeaway provider in the STACK and SCOOP areas and are connected to more than 100 third-party natural gas processing plants in the Mid-Continent region and have connected three additional third-party natural gas processing plants in 2017. In our Natural Gas Pipelines segment, we are connected to more than 30 natural gas processing plants in Oklahoma, which have a total processing capacity of approximately 1.8 Bcf/d, and are expanding the ONEOK Gas Transmission Pipeline with additional compression to provide westbound transportation services from the STACK and SCOOP areas.

Rocky Mountain Region - We expect each of our business segments to benefit from increased production in the Williston Basin, where there was an increase in producer activity in late 2016 and the first half of 2017, which we expect to continue into 2018. In our Natural Gas Gathering and Processing segment, our completed growth projects, including our Bear Creek natural gas processing plant and infrastructure project that was completed in August 2016, have increased our gathering and processing capacity and allow us to capture natural gas from new wells being drilled and natural gas from wells that previously flared natural gas production. We have available natural gas processing capacity in this basin of approximately 150 MMcf/d. In our Natural Gas Liquids segment, we are the largest NGL takeaway provider in the basin with connections to more than 10 natural gas processing plants, both third-party and our own, and we connected one new third-party natural gas processing plant in the Rocky Mountain region in the first quarter 2017. Volumes being flared by producers on our dedicated acreage have recently averaged approximately 60-70 MMcf/d and represent future volume growth opportunities in our Natural Gas Gathering and Processing and Natural Gas Liquids segments. In our Natural Gas Pipelines segment, Northern Border Pipeline is well positioned to transport natural gas from processing plants in the Williston Basin to end-use markets.

Permian Basin - We expect our Natural Gas Liquids and Natural Gas Pipelines business segments to benefit from increased production in the Permian Basin from the highly productive Delaware and Midland Basins, where there were increases in producer drilling activity in late 2016 and the first half of 2017, which we expect to continue into 2018.

In our Natural Gas Liquids segment, we are well-positioned in the Permian Basin and are connected to nearly 40 third-party natural gas processing plants through our West Texas LPG joint venture. In the Permian Basin, we connected one third-party natural gas processing plant in the first quarter 2017 and expect to connect one additional third-party natural gas processing plant in the second half of 2017. In our Natural Gas Pipelines segment, we believe we are well-positioned in the Delaware Basin and have a significant position in the Midland Basin. We are connected to more than 25 natural gas processing plants serving the Permian Basin, which have a total processing capacity of approximately 1.9 Bcf/d. The Roadrunner pipeline transports natural gas from the Permian Basin in West Texas to the Mexican border near El Paso, Texas, and is fully subscribed with 25-year firm demand charge, fee-based agreements. The Roadrunner pipeline connects with our existing natural gas pipeline and storage infrastructure in Texas and, together with our WesTex intrastate natural gas pipeline expansion project, creates a platform for future opportunities to deliver natural gas supply to Mexico. Roadrunner’s long-term firm demand transportation service contracts provide markets in Mexico access to upstream supply basins in West Texas and the Mid-Continent region, which adds location and price diversity to their supply mix and supports the plan of Mexico’s national electric utility, Comisión Federal de Electricidad, to replace oil-fueled power plants with natural gas-fueled power plants, which are more economical and produce fewer GHG emissions.

Ethane Opportunity - Ethane rejection levels across our system averaged more than 150 MBbl/d in the first half of 2017, which is relatively unchanged from the same period in 2016. We expect ethane recovery levels to continue to fluctuate as the price differential between ethane and natural gas changes. We expect ethane recovery levels to increase, first in regions closest to market centers, as ethylene producers and NGL exporters increase their capacity to consume and export additional ethane in the second half of 2017. We expect future increase in ethane recovery to have a favorable impact on NGL volumes and our financial results.

FINANCIAL RESULTS AND OPERATING INFORMATION

Consolidated Operations

Selected Financial Results - The following table sets forth certain selected financial results for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2017 vs. 2016		2017 vs. 2016
Financial Results	2017	2016	2017	2016	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Revenues
Commodity sales	$2,161.0	$1,633.3	$4,377.7	$2,916.8	$527.7	32%	$1,460.9	50%
Services	564.8	500.8	1,097.7	991.8	64.0	13%	105.9	11%
Total revenues	2,725.8	2,134.1	5,475.4	3,908.6	591.7	28%	1,566.8	40%
Cost of sales and fuel (exclusive of items shown separately below)	2,091.0	1,527.3	4,234.9	2,723.1	563.7	37%	1,511.8	56%
Operating costs	217.9	191.9	409.6	368.9	26.0	14%	40.7	11%
Depreciation and amortization	100.8	99.2	200.3	193.7	1.6	2%	6.6	3%
(Gain) loss on sale of assets	(0.6)	0.4	(0.6)	(3.8)	1.0	*	(3.2)	(84%)
Operating income	$316.7	$315.3	$631.2	$626.7	$1.4	—%	$4.5	1%
Equity in net earnings from investments	$39.4	$32.4	$78.9	$65.3	$7.0	22%	$13.6	21%
Interest expense, net of capitalized interest	$(118.5)	$(119.0)	$(234.9)	$(237.2)	$(0.5)	—%	$(2.3)	(1%)
Net income	$176.0	$179.9	$362.2	$354.8	$(3.9)	(2%)	$7.4	2%
Adjusted EBITDA	$462.3	$460.2	$921.9	$906.2	$2.1	—%	$15.7	2%
Capital expenditures	$82.5	$136.8	$195.2	$333.3	$(54.3)	(40%)	$(138.1)	(41%)
* Percentage change is greater than 100 percent.
See reconciliation of income from continuing operations to adjusted EBITDA in the “Adjusted EBITDA” section.

Due to the nature of our contracts, changes in commodity prices and sales volumes affect both commodity sales and cost of sales and fuel in our Consolidated Statements of Income and therefore the impact is largely offset between the two line items.

Operating income and adjusted EBITDA increased for the three and six months ended June 30, 2017, compared with the same periods in 2016, due primarily to higher revenues resulting from volume growth in the Williston Basin and STACK and SCOOP areas in our Natural Gas Gathering and Processing and Natural Gas Liquids segments, higher fees resulting from contract restructuring in our Natural Gas Gathering and Processing segment, and higher transportation services due to increased firm demand charge contracted capacity in our Natural Gas Pipelines segment. These increases were offset partially by lower optimization and marketing earnings due primarily to narrower product price differentials in our Natural Gas Liquids segment, higher operating costs related to the timing of routine maintenance projects in our Natural Gas Liquids and Natural Gas Pipelines segments and higher employee-related costs. Operating income was also impacted in the three and six months ended June 30, 2017, compared with the same periods in 2016, by a $20 million noncash expense related to our Series E Preferred Stock contribution to the Foundation. In the three and six months ended June 30, 2017, we incurred operating costs related to the Merger Transaction of approximately $22.8 million and $29.5 million, respectively.

Equity in net earnings from investments increased for the three and six months ended June 30, 2017, compared with the same periods in 2016, due primarily to higher firm transportation revenues related to Roadrunner’s Phase II capacity, which was placed in service in October 2016. Roadrunner is fully subscribed under long-term firm demand charge contracts.

Capital expenditures decreased for the three and six months ended June 30, 2017, compared with the same periods in 2016, due primarily to growth projects placed in service in 2016.

Additional information regarding our financial results and operating information is provided in the following discussion for each of our segments.

Natural Gas Gathering and Processing

Overview - Our Natural Gas Gathering and Processing segment provides midstream services to contracted producers in North Dakota, Montana, Wyoming, Kansas and Oklahoma. Raw natural gas is typically gathered at the wellhead, compressed and transported through pipelines to our processing facilities. In order for the natural gas to be accepted by the downstream market, it must have contaminants, such as water, nitrogen and carbon dioxide, removed and NGLs separated for further processing. Processed natural gas, usually referred to as residue natural gas, is then recompressed and delivered to natural gas pipelines, storage facilities and end users. The separated NGLs are in a mixed, unfractionated form and are sold and delivered through natural gas liquids pipelines to fractionation facilities for further separation.

The Williston Basin, which is located in portions of North Dakota and Montana, including the oil-producing, NGL-rich Bakken Shale and Three Forks formations, is an active drilling region. Our completed growth projects, including our Bear Creek natural gas processing plant and infrastructure project that was completed in August 2016, have increased our gathering and processing capacity and allow us to capture natural gas from new wells being drilled and from wells that previously flared natural gas production. The Mid-Continent region is an active drilling region and includes the NGL-rich STACK and SCOOP areas in the Anadarko Basin and the Cana-Woodford Shale, Woodford Shale, Springer Shale, Meramec, Granite Wash and Mississippian Lime formations of Oklahoma and Kansas; and the Hugoton and Central Kansas Uplift Basins of Kansas. The Powder River Basin is primarily located in Wyoming, which includes the NGL-rich Niobrara Shale and Frontier, Turner and Sussex formations where we provide gathering and processing services to customers in the southeast portion of Wyoming.

Revenues for this segment are derived primarily from POP with fee contracts and fee-only contracts. Under a POP with fee contract, we charge fees for gathering, treating, compressing and processing the producer’s natural gas. We also generally purchase the producer’s raw natural gas, which we process into residue natural gas and NGLs, then we sell these commodities and associated condensate to downstream customers. We remit sales proceeds to the producer according to the contractual terms and retain our portion. Additionally, under certain POP with fee contracts, our fee revenues may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. With a fee-only contract, we are paid a fee for the services we provide, based on volumes gathered, processed, treated and/or compressed.

We have restructured many of our contracts to significantly increase our fees, and as a result of these restructured contracts, our Natural Gas Gathering and Processing segment’s earnings are primarily fee-based. These restructured contracts favorably impacted our results for the three and six months ended June 30, 2017, and we expect to continue to receive the benefit of improved earnings from these contracts. Our direct commodity price sensitivity in this segment has decreased as a result of these restructured contracts. To mitigate the impact of our remaining commodity price exposure, we have hedged a significant portion of our Natural Gas Gathering and Processing segment’s commodity price risk for the remainder of 2017 and 2018. This segment has substantial acreage dedications in some of the most productive areas of the Williston Basin and Mid-Continent region, specifically the STACK and SCOOP, which helps to mitigate volumetric risk.

Our natural gas gathered and processed volumes in the Williston Basin increased in the second quarter 2017, compared with the same period in 2016, due to new supply, completion of growth projects and reduced flaring by producers. However, volumes remained relatively unchanged for the six months ended June 30, 2017, compared with the same period in 2016, as increased volumes resulting from new supply, completion of growth projects and reduced flaring by producers were offset by the impact of severe winter weather in the first quarter 2017. We expect that Williston Basin volumes for 2017 will increase compared with 2016 due to the following:

•	producers focusing their drilling and completion in the most productive areas in which we have substantial acreage dedications and significant gathering and processing assets;

•	continued improvements in production by producers due to enhanced completion techniques and more efficient drilling rigs; and

•	the opportunity to capture additional natural gas from wells that currently flare natural gas production; offset partially by

•	natural production declines.

In the Mid-Continent region, we have significant natural gas gathering and processing assets in Oklahoma and Kansas. We have seen increased producer activity in the STACK and SCOOP areas, where we have substantial acreage dedications, and experienced higher natural gas gathered and processed in the second quarter 2017, compared with the same period in 2016, due to new production. These increases were offset partially by natural production declines from existing wells. We expect our natural gas volumes to continue to grow into 2018 due to producer drilling and completion activity, offset partially by the natural production declines from existing wells connected to our system.

Growth Projects - Our Natural Gas Gathering and Processing segment is investing in growth projects in NGL-rich areas, including the Bakken Shale and Three Forks formation in the Williston Basin and STACK and SCOOP areas of the Anadarko Basin, that we expect will enable us to meet the needs of crude oil and natural gas producers in those areas. In 2017, these investments are primarily in the form of new well connections and related infrastructure.

In July 2017, we announced plans to expand our Canadian Valley natural gas processing facility to 400 MMcf/d from 200 MMcf/d and related infrastructure in the STACK area of Oklahoma. This project is expected to be complete by the end of 2018 at a cost of $155 million to $165 million, excluding capitalized interest, and is supported by long-term primarily fee-based contracts, minimum volume commitments and acreage dedications

In June 2017, we announced plans to connect our natural gas gathering systems in the STACK area of Oklahoma to an existing third-party processing facility, accessing 200 MMcf/d of processing capacity by constructing a 30-mile natural gas gathering pipeline and related infrastructure through the core of the STACK area. This project is expected to be complete by the end of 2017 at a cost of $40 million, excluding capitalized interest, and is supported by long-term acreage dedications.

In August 2016, we completed the 80 MMcf/d Bear Creek processing plant and infrastructure project in the Williston Basin for approximately $240 million, excluding capitalized interest.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2017 vs. 2016		2017 vs. 2016
Financial Results	2017	2016	2017	2016	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL sales	$233.8	$152.4	$479.3	$247.0	$81.4	53%	$232.3	94%
Condensate sales	21.9	14.9	40.9	27.6	7.0	47%	13.3	48%
Residue natural gas sales	215.8	136.6	426.3	294.3	79.2	58%	132.0	45%
Gathering, compression, dehydration and processing fees and other revenue	214.3	172.9	400.6	339.9	41.4	24%	60.7	18%
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(488.9)	(300.0)	(977.3)	(566.3)	188.9	63%	411.0	73%
Operating costs	(73.1)	(69.3)	(144.9)	(138.9)	3.8	5%	6.0	4%
Equity in net earnings from investments	3.8	2.6	6.4	5.4	1.2	46%	1.0	19%
Other	0.7	0.2	0.9	1.3	0.5	*	(0.4)	(31%)
Adjusted EBITDA	$128.3	$110.3	$232.2	$210.3	$18.0	16%	$21.9	10%
Capital expenditures	$37.0	$84.7	$100.2	$226.2	$(47.7)	(56%)	$(126.0)	(56%)
* Percentage change is greater than 100 percent.
See reconciliation of income from continuing operations to adjusted EBITDA in the “Adjusted EBITDA” section.

Due to the nature of our contracts, changes in commodity prices and sales volumes affect commodity sales and cost of sales and fuel and therefore the impact is largely offset between these line items.

Adjusted EBITDA increased $18.0 million for the three months ended June 30, 2017, compared with the same period in 2016, primarily as a result of the following:

•	an increase of $11.9 million due primarily to natural gas volume growth in the Williston Basin and the STACK and SCOOP areas, offset partially by natural production declines;

•
an increase of $10.2 million due primarily to restructured contracts resulting in higher fee revenues from increased average fee rates, offset partially by a lower percentage of proceeds retained from the sale of commodities purchased under our POP with fee contracts; offset partially by

•	an increase of $3.8 million in operating costs due primarily to increased labor and employee-related costs, offset partially by lower outside service expenses; and

•	a decrease of $2.0 million due primarily to lower realized condensate and natural gas prices.

Adjusted EBITDA increased $21.9 million for the six months ended June 30, 2017, compared with the same period in 2016, primarily as a result of the following:

•
an increase of $30.0 million due primarily to restructured contracts resulting in higher fee revenues from increased average fee rates, offset partially by a lower percentage of proceeds retained from the sale of commodities purchased under our POP with fee contracts;

•
an increase of $1.7 million due primarily to natural gas volume growth in the Williston Basin and the STACK and SCOOP areas, offset partially by natural production declines and the impact of severe winter weather in the first quarter 2017; offset partially by

•	an increase of $6.0 million in operating costs due primarily to increased labor and employee-related costs, offset partially by lower outside service expenses; and

•	a decrease of $4.4 million due primarily to lower realized natural gas and condensate prices.

Capital expenditures decreased for the three and six months ended June 30, 2017, compared with the same periods in 2016, due to growth projects placed in service in 2016.

Selected Operating Information - The following tables set forth selected operating information for our Natural Gas Gathering and Processing segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2017	2016	2017	2016
Natural gas gathered (BBtu/d)	2,175	2,039	2,080	2,083
Natural gas processed (BBtu/d) (b)	1,992	1,882	1,928	1,915
NGL sales (MBbl/d)	186	158	179	157
Residue natural gas sales (BBtu/d)	859	854	826	897
Realized composite NGL net sales price ($/gallon) (c) (d)	$0.24	$0.24	$0.21	$0.22
Realized condensate net sales price ($/Bbl) (c) (e)	$33.27	$37.20	$32.71	$35.23
Realized residue natural gas net sales price ($/MMBtu) (c) (e)	$2.65	$2.86	$2.53	$2.73
Average fee rate ($/MMBtu)	$0.87	$0.76	$0.85	$0.72
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.
(c) - Includes the impact of hedging activities on our equity volumes.
(d) - Net of transportation and fractionation costs.
(e) - Net of transportation costs.

Natural gas gathered, natural gas processed, NGL sales and residue natural gas sales increased during the three months ended June 30, 2017, compared with the same period in 2016, due to the completion of growth projects and new supply in the Williston Basin and STACK and SCOOP areas and reduced flaring by producers in the Williston Basin, offset partially by natural production declines on existing wells.

Natural gas gathered and processed volumes remained relatively unchanged during the six months ended June 30, 2017, compared with the same period in 2016, due to the completion of growth projects and new supply in the Williston Basin and STACK and SCOOP areas and reduced flaring by producers in the Williston Basin, offset by natural production declines on existing wells and the impact of severe winter weather in the first quarter 2017. NGL sales increased and residue natural gas sales decreased due primarily to increased ethane recovery.

The quantity and composition of NGLs and natural gas have varied as new plants were placed in service and to ensure natural gas and natural gas liquids pipeline specifications were met.

Commodity Price Risk - See discussion regarding our commodity price risk and our expected equity volumes under “Commodity Price Risk” in Item 3, Quantitative and Qualitative Disclosures about Market Risk in this Quarterly Report.

Natural Gas Liquids

Overview - Our Natural Gas Liquids segment owns and operates facilities that gather, fractionate, treat and distribute NGLs and store NGL products, primarily in Oklahoma, Kansas, Texas, New Mexico and the Rocky Mountain region where we provide midstream services to producers of NGLs and deliver those products to the two primary market centers, one in the Mid-Continent in Conway, Kansas, and the other in the Gulf Coast in Mont Belvieu, Texas. We own or have an ownership interest in FERC-regulated natural gas liquids gathering and distribution pipelines in Oklahoma, Kansas, Texas, New Mexico, Montana, North Dakota, Wyoming and Colorado, and terminal and storage facilities in Missouri, Nebraska, Iowa and Illinois. We also own FERC-regulated natural gas liquids distribution and refined petroleum products pipelines in Kansas, Missouri, Nebraska, Iowa, Illinois and Indiana that connect our Mid-Continent assets with Midwest markets, including Chicago, Illinois. The majority of the pipeline-connected natural gas processing plants in Oklahoma, Kansas and the Texas Panhandle are connected to our natural gas liquids gathering systems. We own and operate truck- and rail-loading and -unloading facilities connected to our natural gas liquids fractionation and pipeline assets.

Most natural gas produced at the wellhead contains a mixture of NGL components, such as ethane, propane, iso-butane, normal butane and natural gasoline. The NGLs that are separated from the natural gas stream at natural gas processing plants remain in a mixed, unfractionated form until they are gathered, primarily by pipeline, and delivered to fractionators where the NGLs are separated into NGL products. These NGL products are then stored or distributed to our customers, such as petrochemical manufacturers, heating fuel users, ethanol producers, refineries, exporters and propane distributors.

Revenues for our Natural Gas Liquids segment are derived primarily from fee-based services that we provide to our customers and from the physical optimization of our assets. We also purchase NGLs and condensate from third parties, as well as from our Natural Gas Gathering and Processing segment. Our fee-based services have increased due primarily to new supply connections, expansion of existing connections and the completion of capital-growth projects. Our business activities are categorized as exchange services, transportation and storage services, and optimization and marketing, which are defined as follows:

•
Exchange services - we utilize our assets to gather, fractionate and/or treat, and transport unfractionated NGLs, thereby converting them into marketable NGL products shipped to a market center or customer-designated location. Many of these exchange volumes are under contracts with minimum volume commitments that provide a minimum level of revenues regardless of volumetric throughput. Our exchange services activities are primarily fee-based and include some rate-regulated tariffs; however, we also capture certain product price differentials through the fractionation process.

•
Transportation and storage services - we transport NGL products and refined petroleum products, primarily under FERC-regulated tariffs. Tariffs specify the maximum rates we may charge our customers and the general terms and conditions for NGL transportation service on our pipelines. Our storage activities consist primarily of fee-based NGL storage services at our Mid-Continent and Gulf Coast storage facilities.

•
Optimization and marketing - we utilize our assets, contract portfolio and market knowledge to capture location, product and seasonal price differentials. We primarily transport NGL products between Conway, Kansas, and Mont Belvieu, Texas, to capture the location price differentials between the two market centers. Our marketing activities also include utilizing our natural gas liquids storage facilities to capture seasonal price differentials. A growing portion of our marketing activities serves truck and rail markets. Our isomerization activities capture the price differential when normal butane is converted into the more valuable iso-butane at our isomerization unit in Conway, Kansas.

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

Supply growth has resulted in available ethane supply that is greater than the petrochemical industry’s current demand. As a result, low or unprofitable price differentials between ethane and natural gas have resulted in varied levels of ethane rejection at most of our and our customers’ natural gas processing plants connected to our NGL system in the Mid-Continent and Rocky Mountain regions, which also reduced the ethane component of natural gas liquids volumes gathered, fractionated, transported and sold across our assets. Through ethane rejection, natural gas processors leave some of the ethane component in the natural gas stream sold at the tailgate of natural gas processing plants. Ethane rejection levels across our system averaged more than 150 MBbl/d in 2017, which is relatively unchanged from the same period in 2016. We expect ethane recovery levels to continue to fluctuate as the price differential between ethane and natural gas changes. We expect ethane recovery levels to increase, first in regions closest to market centers, as ethylene producers and NGL exporters increase their capacity to consume and export additional ethane volumes in the second half of 2017.

Our Natural Gas Liquids segment’s integrated assets enable us to mitigate partially the impact of ethane rejection through minimum volume commitments, contract modifications that vary fees for ethane and other NGL products, and our ability to utilize the transportation capacity made available due to ethane rejection to capture additional NGL location price differentials, when they exist, in our optimization activities.

Growth Projects - Our growth strategy in our Natural Gas Liquids segment is focused around the crude oil and NGL-rich natural gas drilling activity in shale and other nonconventional resource areas from the Rocky Mountain region through the Mid-Continent region into the Permian Basin. Crude oil, natural gas and NGL production from this activity; higher petrochemical industry demand for NGL products; and increased exports have resulted in our making additional capital investments to expand our infrastructure to bring these commodities from supply basins to market.

Our Natural Gas Liquids segment invests in NGL-related projects to accommodate the transportation, fractionation and storage of NGL supply from shale and other resource development areas across our asset base, to alleviate expected infrastructure constraints between the Mid-Continent and Gulf Coast market centers and to meet increasing petrochemical industry and NGL export demand in the Gulf Coast.

We connected two third-party natural gas processing plants in the STACK and SCOOP areas of the Mid-Continent region in the second quarter 2017. We connected three third-party natural gas processing plants to our NGL system in the first quarter 2017, one each in the STACK and SCOOP areas, Rocky Mountain region and the Permian Basin. We expect to connect one additional third-party natural gas processing plant in the Permian Basin in the second half of 2017.

In August 2016, we completed the Bear Creek NGL infrastructure project in the Williston Basin for approximately $45 million, excluding AFUDC.

Construction of Phase II of the Bakken NGL Pipeline expansion is planned for completion in the third quarter 2018, which is expected to increase capacity by 25 MBbl/d to 160 MBbl/d and cost approximately $100 million, excluding AFUDC.

In June 2017, we announced plans to expand our natural gas liquids gathering system in the Mid-Continent and our existing Sterling III Pipeline. These expansions, which are backed by a long-term contract, will help accommodate expected volume growth from current and future natural gas processing plants in the STACK area. Expansions include increasing capacity on the Sterling III Pipeline to 250 MBbl/d from 190 MBbl/d and connecting our Arbuckle Pipeline to a third-party pipeline, which transports NGLs to petrochemical and refining markets in Louisiana. We expect to invest approximately $130 million, excluding capitalized interest, for these projects, which are expected to be completed by the end of 2018.

For a discussion of our capital expenditure financing, see “Capital Expenditures” in the “Liquidity and Capital Resources” section.

Selected Financial Results - The following table sets forth certain selected financial results for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2017 vs. 2016		2017 vs. 2016
Financial Results	2017	2016	2017	2016	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
NGL and condensate sales	$1,949.3	$1,497.3	$3,957.3	$2,614.4	$452.0	30%	$1,342.9	51%
Exchange service revenues	356.4	332.0	689.7	654.9	24.4	7%	34.8	5%
Transportation and storage revenues	44.0	42.7	94.7	90.1	1.3	3%	4.6	5%
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(2,003.6)	(1,525.2)	(4,052.3)	(2,682.2)	478.4	31%	1,370.1	51%
Operating costs	(87.3)	(83.8)	(166.0)	(157.0)	3.5	4%	9.0	6%
Equity in net earnings from investments	15.1	13.9	28.8	27.3	1.2	9%	1.5	5%
Other	(0.6)	(0.3)	(0.7)	(0.7)	(0.3)	(100%)	—	—%
Adjusted EBITDA	$273.3	$276.6	$551.5	$546.8	$(3.3)	(1%)	$4.7	1%
Capital expenditures	$12.3	$20.8	$32.8	$55.0	$(8.5)	(41%)	$(22.2)	(40%)
See reconciliation of income from continuing operations to adjusted EBITDA in the “Adjusted EBITDA” section.

Due to the nature of our contracts, changes in commodity prices and sales volumes generally affect both NGL and condensate sales, and cost of sales and fuel, and the impact is largely offset between these line items.
Adjusted EBITDA decreased $3.3 million for the three months ended June 30, 2017, compared with the same period in 2016, primarily as a result of the following:

•
an increase of $8.8 million in exchange services due to increased volumes in the Williston Basin and the STACK and SCOOP areas from recently connected natural gas processing plants, offset partially by lower volumes in the Granite Wash and Barnett Shale;

•	an increase of $1.6 million in transportation and storage services due to higher volumes on our distribution pipelines and higher storage and terminaling revenue in the Gulf Coast region; and

•	an increase of $1.2 million in equity in net earnings from investments due primarily to higher volumes delivered to Overland Pass Pipeline from our Bakken NGL Pipeline; offset by

•	a decrease of $11.0 million in optimization and marketing due primarily to narrower product price differentials; and

•	an increase of $3.5 million in operating costs due primarily to timing of routine maintenance projects.

Adjusted EBITDA increased $4.7 million for the six months ended June 30, 2017, compared with the same period in 2016, primarily as a result of the following:

•
an increase of $12.4 million in exchange services due to increased volumes in the Williston Basin and STACK and SCOOP areas from recently connected natural gas processing plants, offset partially by decreased volumes in the Granite Wash and Barnett Shale;

•	an increase of $5.5 million in transportation and storage services due to higher volumes on our distribution pipelines and higher storage and terminaling revenue in the Gulf Coast region; and

•	an increase of $1.5 million in equity in net earnings from investments due primarily to higher volumes delivered to Overland Pass Pipeline from our Bakken NGL Pipeline; offset partially by

•	a decrease of $5.8 million in optimization and marketing due primarily to narrower product price differentials, offset partially by higher optimization volumes; and

•	an increase of $9.0 million in operating costs due primarily to higher ad valorem taxes, employee-related costs and timing of routine maintenance projects.

Capital expenditures decreased for the three and six months ended June 30, 2017, compared with the same periods in 2016, due primarily to completed growth projects.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Liquids segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information	2017	2016	2017	2016
NGLs transported-gathering lines (MBbl/d) (a)	807	809	785	780
NGLs fractionated (MBbl/d) (b)	622	608	598	579
NGLs transported-distribution lines (MBbl/d) (a)	566	515	554	495
Average Conway-to-Mont Belvieu OPIS price differential - ethane in ethane/propane mix ($/gallon)	$0.04	$0.04	$0.03	$0.03
(a) - Includes volumes for consolidated entities only.
(b) - Includes volumes at company-owned and third-party facilities.

NGLs transported on gathering lines were relatively unchanged for the three and six months ended June 30, 2017, compared with the same periods in 2016, due to increased volumes from new plant connections primarily in the Williston Basin and increased Mid-Continent volumes gathered from the STACK and SCOOP areas, which were offset by decreased volumes in the Granite Wash and Barnett Shale.

NGLs fractionated increased for the three and six months ended June 30, 2017, compared with the same periods in 2016, due primarily to an increase in gathered volumes in the Williston Basin and increased volumes from fractionation-only contracts.

NGLs transported on distribution lines increased for the three and six months ended June 30, 2017, compared with the same periods in 2016, due primarily to higher fractionated volumes as discussed above and due to increased volumes transported for our optimization activities.

Natural Gas Pipelines

Overview - Our Natural Gas Pipelines segment provides transportation and storage services to end users through its wholly owned assets and its 50 percent ownership interests in Northern Border Pipeline and Roadrunner.

Interstate Pipelines - Our interstate pipelines are regulated by the FERC and are located in North Dakota, Minnesota, Wisconsin, Illinois, Indiana, Kentucky, Tennessee, Oklahoma, Texas and New Mexico. Our interstate pipeline companies include:

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

Intrastate Pipelines - Our intrastate natural gas pipeline assets in Oklahoma transport natural gas through the state and have access to the major natural gas production areas in the Mid-Continent region, which include the STACK and SCOOP areas in the Anadarko Basin and the Cana-Woodford Shale, Woodford Shale, Springer Shale, Meramec, Granite Wash and Mississippian Lime formations. Our intrastate natural gas pipeline assets in Oklahoma serve end-use markets, such as local distribution companies and power generation companies. In Texas, our intrastate natural gas pipelines are connected to the major natural gas producing formations in the Texas Panhandle, including the Granite Wash formation and Delaware, Cline and Midland producing formations in the Permian Basin. These pipelines are capable of transporting natural gas throughout the western portion of Texas, including the Waha Hub where other pipelines may be accessed for transportation to western markets, exports to Mexico, the Houston Ship Channel market to the east and the Mid-Continent market to the north. Our intrastate natural gas pipeline assets also have access to the Hugoton and Central Kansas Uplift Basins in Kansas.

Transportation Rates - Our transportation contracts for our regulated natural gas services are based upon rates stated in the respective tariffs. The tariffs provide both the general terms and conditions for the facilities and the maximum allowed rates customers can be charged by type of service, which may be discounted to meet competition if necessary. The rates are established at FERC or the appropriate state jurisdictional agencies. Our earnings are primarily fee-based from the following types of services:

•
Firm service - Customers reserve a fixed quantity of pipeline capacity for a specified period of time, which obligates the customer to pay regardless of usage. Under this type of contract, the customer pays a monthly fixed fee and incremental fees, known as commodity charges, which are based on the actual volumes of natural gas they transport or store. In addition, we may retain a percentage of fuel in-kind based on the volumes of natural gas transported. Under the firm service contract, the customer generally is guaranteed access to the capacity they reserve.

•
Interruptible service - Under interruptible service transportation agreements, the customer may utilize available capacity after firm service requests are satisfied. The customer is not guaranteed use of our pipelines unless excess capacity is available. Customers typically are assessed fees, such as a commodity charge, and we may retain a specified volume of natural gas in-kind based on their actual usage.

Storage - We own natural gas storage facilities located in Texas and Oklahoma that are connected to our intrastate natural gas pipelines. We also have underground natural gas storage facilities in Kansas. In Texas and Kansas, natural gas storage operations may be regulated by the state in which the facility operates and by the FERC for certain types of services. In Oklahoma, natural gas storage operations are not subject to rate regulation by the state and have market-based rate authority from the FERC for certain types of services.

Storage Rates - Our earnings are primarily fee-based from the following types of services:

•
Firm service - Customers reserve a specific quantity of storage capacity, including injection and withdrawal rights, and generally pay fixed fees based on the quantity of capacity reserved plus an injection and withdrawal fee. Firm storage contracts typically have terms longer than one year.

•
Park-and-loan service - An interruptible service offered to customers providing the ability to park (inject) or loan (withdraw) natural gas into or out of our storage, typically for monthly or seasonal terms. Customers reserve the right to park or loan natural gas based on a specified quantity, including injection and withdrawal rights when capacity is available.

Growth Projects - The WesTex pipeline expansion is a wholly owned project. Roadrunner is a 50 percent-owned equity-method investment project.

WesTex Pipeline Expansion - In October 2016, the WesTex pipeline expansion was completed for approximately $55 million, excluding capitalized interest. This expansion increased the pipeline capacity by 260 MMcf/d.

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

Selected Financial Results - The following table sets forth certain selected financial results and operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Six Months Ended		Three Months		Six Months
	June 30,		June 30,		2017 vs. 2016		2017 vs. 2016
Financial Results	2017	2016	2017	2016	Increase (Decrease)		Increase (Decrease)
	(Millions of dollars)
Transportation revenues	$78.8	$68.7	$160.9	$136.5	$10.1	15%	$24.4	18%
Storage revenues	15.1	15.2	29.3	30.7	(0.1)	(1%)	(1.4)	(5%)
Natural gas sales and other revenues	3.9	4.1	14.5	6.8	(0.2)	(5%)	7.7	*
Cost of sales and fuel (exclusive of depreciation and items shown separately below)	(6.8)	(5.1)	(23.4)	(9.0)	1.7	33%	14.4	*
Operating costs	(30.9)	(29.2)	(62.6)	(56.7)	1.7	6%	5.9	10%
Equity in net earnings from investments	20.5	15.9	43.7	32.6	4.6	29%	11.1	34%
Other	0.1	(1.1)	1.2	2.0	1.2	*	(0.8)	(40%)
Adjusted EBITDA	$80.7	$68.5	$163.6	$142.9	$12.2	18%	$20.7	14%
Capital expenditures	$26.8	$29.3	$51.9	$47.2	$(2.5)	(9%)	$4.7	10%
* Percentage change is greater than 100 percent.
See reconciliation of income from continuing operations to adjusted EBITDA in the “Adjusted EBITDA” section.

Due to the nature of our business, changes in commodity prices and sales volumes affect natural gas sales and cost of sales and fuel and therefore the impact is largely offset between these line items.
Adjusted EBITDA increased $12.2 million for the three months ended June 30, 2017, compared with the same period in 2016, primarily as a result of the following:

•	an increase of $6.1 million from higher transportation services due primarily to increased firm demand charge contracted capacity;

•	an increase of $4.6 million in equity in net earnings from investments due primarily to higher firm transportation revenues on Roadrunner; and

•	an increase of $1.9 million from higher net retained fuel due primarily to higher natural gas prices; offset partially by

•	an increase of $1.7 million in operating costs due primarily to the timing of routine maintenance projects.

Adjusted EBITDA increased $20.7 million for the six months ended June 30, 2017, compared with the same period in 2016, primarily as a result of the following:

•	an increase of $16.0 million from higher transportation services due primarily to increased firm demand charge contracted capacity;

•	an increase of $11.1 million in equity in net earnings from investments due primarily to higher firm transportation revenues on Roadrunner; and

•
an increase of $2.4 million from higher net retained fuel due primarily to higher natural gas prices and higher equity gas sales, offset partially by lower natural gas volumes retained; offset partially by

•	an increase of $5.9 million in operating costs due primarily to the timing of routine maintenance projects and higher employee-related costs; and

•	a decrease of $3.0 million due to gains on sales of excess natural gas in storage in the first quarter 2016.

Capital expenditures decreased for the three months ended June 30, 2017, compared with the same period in 2016, due primarily to the completion of growth projects. Capital expenditures increased for the six months ended June 30, 2017, compared with the same period in 2016, due primarily to the timing of maintenance projects, offset partially by the completion of growth projects.

Selected Operating Information - The following table sets forth selected operating information for our Natural Gas Pipelines segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Information (a)	2017	2016	2017	2016
Natural gas transportation capacity contracted (MDth/d)	6,452	6,193	6,604	6,175
Transportation capacity subscribed	93%	93%	95%	93%
Average natural gas price
Mid-Continent region ($/MMBtu)	$2.72	$1.93	$2.74	$1.87
(a) - Includes volumes for consolidated entities only.

Our natural gas pipelines primarily serve end users, such as natural gas distribution and electric-generation companies, that require natural gas to operate their businesses regardless of location price differentials. The development of shale and other resource areas has continued to increase available natural gas supply, and we expect producers to demand incremental transportation services in the future as additional supply is developed. The abundance of natural gas supply and regulations on emissions from coal-fired electric-generation plants may also increase the demand for our services from electric-generation companies as they convert to a natural gas fuel source. Overall, our contracted transportation capacity and fee-based earnings in this segment increased in connection with the October 2016 completion of our WesTex pipeline expansion.

Northern Border Pipeline, in which we have a 50 percent ownership interest, has contracted substantially all of its long-haul transportation capacity through the first quarter 2020. We expect to make an equity contribution of approximately $80 million to Northern Border Pipeline in the third quarter 2017.

Roadrunner, in which we have a 50 percent ownership interest, has contracted all of its capacity through 2041.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure of our financial performance. Adjusted EBITDA is defined as net income adjusted for interest expense, depreciation and amortization, noncash impairment charges, income taxes, allowance for equity funds used during construction, noncash equity compensation and other noncash items. Prior periods have been adjusted to conform to current presentation. We believe this non-GAAP financial measure is useful to investors because it and similar measures are used by many companies in our industry as a measurement of financial performance and is commonly employed by financial analysts and others to evaluate our financial performance and to compare financial performance among companies in our industry. Adjusted EBITDA should not be considered an alternative to net income, earnings per unit or any other measure of financial performance presented in accordance with GAAP. Additionally, this calculation may not be comparable with similarly titled measures of other companies.

A reconciliation of net income from continuing operations, the nearest comparable GAAP financial performance measure, to adjusted EBITDA for the three and six months ended June 30, 2017 and 2016, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Reconciliation of income from continuing operations to adjusted EBITDA	(Thousands of dollars)
Income from continuing operations	$175,991	$180,086	$362,176	$355,997
Add:
Interest expense, net of capitalized interest	118,473	118,976	234,935	237,223
Depreciation and amortization	100,849	99,247	200,268	193,725
Income taxes	43,844	52,458	98,785	102,524
Noncash compensation expense	3,260	9,775	4,907	17,005
Other noncash items and equity AFUDC (a)	19,912	(295)	20,870	(314)
Adjusted EBITDA	$462,329	$460,247	$921,941	$906,160
Reconciliation of segment adjusted EBITDA to adjusted EBITDA
Segment adjusted EBITDA:
Natural Gas Gathering and Processing	$128,261	$110,298	$232,228	$210,333
Natural Gas Liquids	273,309	276,611	551,538	546,780
Natural Gas Pipelines	80,660	68,542	163,618	142,881
Other (b)	(19,901)	4,796	(25,443)	6,166
Adjusted EBITDA	$462,329	$460,247	$921,941	$906,160
(a) - Includes our April 2017 contribution to the Foundation of 20,000 shares of Series E Preferred Stock, with an aggregate value of $20 million.
(b) - Includes Merger Transaction costs of $22.8 million and $29.5 million for the three and six months ended June 30, 2017, respectively.

CONTINGENCIES

See Note K of the Notes to Consolidated Financial Statements in this Quarterly Report for a discussion of developments concerning the Gas Index Pricing Litigation and the ONEOK Partners Class Action Litigation.

Other Legal Proceedings - We are a party to various litigation matters and claims that have arisen in the normal course of our operations. While the results of these litigation matters and claims cannot be predicted with certainty, we believe the reasonably possible losses from such matters, individually and in the aggregate, are not material. Additionally, we believe the probable final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

General - Historically, our primary source of cash inflows were distributions to us from our general partner and limited partner interests in ONEOK Partners. Beginning in the third quarter 2017, as a result of the completion of the Merger Transaction with ONEOK Partners, our cash flow sources and requirements significantly changed. We now rely primarily on operating cash flows, commercial paper, bank credit facilities, debt issuances and the issuance of common stock for our liquidity and capital resources requirements. In addition, we expect increased cash outflows related to i) capital expenditures, which were previously funded by ONEOK Partners and ii) dividends paid to shareholders, due to the increase in the number of shares outstanding as a result of the close of the Merger Transaction and higher anticipated dividends per share, subject to ONEOK board approval.

We expect our sources of cash inflow to provide sufficient resources to finance our operations and quarterly cash dividends, including expected future dividend increases. To the extent operating cash flows are not sufficient to fund our dividends, we may utilize short- and long-term debt and issuances of equity, as necessary or appropriate. We may access the capital markets to issue debt or equity securities as we consider prudent to provide liquidity to refinance existing debt, improve credit metrics or to fund capital expenditures.

We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. For additional information on our interest rate swaps, see Note D of the Notes to Consolidated Financial Statements in this Quarterly Report.

Cash Management - We use a centralized cash management program that concentrates the cash assets of our operating subsidiaries in joint accounts for the purposes of providing financial flexibility and lowering the cost of borrowing, transaction costs and bank fees. Our centralized cash management program provides that funds in excess of the daily needs of our operating subsidiaries are concentrated, consolidated or otherwise made available for use by other entities within our consolidated group. Our operating subsidiaries participate in this program to the extent they are permitted pursuant to FERC regulations or their operating agreements. Under the cash management program, depending on whether a participating subsidiary has short-term cash surpluses or cash requirements, we provide cash to the subsidiary or the subsidiary provides cash to us.

Short-term Liquidity - Historically, our primary sources of short-term liquidity were quarterly distributions to us from our general partner and limited partner interests in ONEOK Partners, cash on hand and access to our previous $300 million ONEOK Credit Agreement. Beginning in the third quarter 2017, as a result of the completion of the Merger Transaction with ONEOK Partners, our principal sources of short-term liquidity consist of cash generated from operating activities, distributions received from our equity-method investments and proceeds from our commercial paper program and our 2017 Credit Agreement.

We had working capital (defined as current assets less current liabilities) deficits of $1.4 billion as of June 30, 2017, and December 31, 2016. Although working capital is influenced by several factors, including, among other things: (i) the timing of (a) scheduled debt payments, (b) the collection and payment of accounts receivable and payable, and (c) equity and debt issuances, and (ii) the volume and cost of inventory and commodity imbalances, our working capital deficit at June 30, 2017, and at December 31, 2016, was driven primarily by current maturities of long-term debt and short-term borrowings at ONEOK Partners. We may have working capital deficits in future periods as we continue to finance our capital-growth projects and repay long-term debt, often initially with short-term borrowings. Our decision to utilize short-term borrowings rather than long-term debt, due to more favorable interest rates, contributes to our working capital deficit. We do not expect this working capital deficit to have an adverse impact to our cash flows or operations.

In April 2017, we entered into the 2017 Credit Agreement with a syndicate of banks to replace the existing ONEOK Credit Agreement and the ONEOK Partners Credit Agreement. The 2017 Credit Agreement became effective June 30, 2017, upon the closing of the Merger Transaction (as described in Note B of the Notes to Consolidated Financial Statements in this Quarterly Report) and the terminations of the ONEOK Credit Agreement and the ONEOK Partners Credit Agreement. As of June 30, 2017, we were in compliance with all covenants of the 2017 Credit Agreement.

In July 2017, the commercial paper outstanding under the ONEOK Partners commercial paper program was repaid as it matured with a combination of proceeds from new issuances from ONEOK’s recently established $2.5 billion commercial paper program, cash on hand and proceeds from our July 2017 $1.2 billion senior notes issuance. The $2.4 billion ONEOK Partners commercial paper program was terminated in July 2017

Effective with the Merger Transaction, we, ONEOK Partners and the Intermediate Partnership issued, to the extent not already in place, guarantees of the indebtedness of ONEOK and ONEOK Partners.

At June 30, 2017, we had approximately $332.4 million of cash and cash equivalents and approximately $1.2 billion of borrowing capacity under the 2017 Credit Agreement.

For additional information on our 2017 Credit Agreement and commercial paper program, see Note E of the Notes to Consolidated Financial Statements in this Quarterly Report.

Long-term Financing - In addition to our principal sources of short-term liquidity discussed above, we expect to fund our longer-term financing requirements by issuing common stock or long-term notes. Other options to obtain financing include, but are not limited to, loans from financial institutions, issuance of convertible debt securities, asset securitization and the sale and lease-back of facilities.

Debt issuances - In July 2017, we completed an underwritten public offering of $1.2 billion senior unsecured notes consisting of $500 million, 4.0 percent senior notes due 2027, and $700 million, 4.95 percent senior notes due 2047. The net proceeds, after deducting underwriting discounts, commissions and offering expenses, were approximately $1.18 billion. The proceeds were used for general corporate purposes, which included repayment of existing indebtedness and capital expenditures.

In the first quarter 2016, ONEOK Partners entered into the $1.0 billion Term Loan Agreement with a syndicate of banks and drew the full $1.0 billion available under the agreement. ONEOK Partners used the proceeds to repay $650 million of senior notes, which matured in February 2016, to repay amounts outstanding under its commercial paper program and for general partnership purposes. The Term Loan Agreement matures in January 2019 and bears interest at LIBOR plus 130 basis points based on our current credit ratings. In April 2017, ONEOK Partners entered into the first amendment to the Term Loan Agreement which, among other things, added ONEOK as a guarantor to the Term Loan Agreement effective with the closing of the Merger Transaction described in Note B.

Repayments - In July 2017, we redeemed our 6.5 percent senior notes due 2028 at a redemption price of approximately $87 million, including the outstanding principal amount, plus accrued and unpaid interest, with cash on hand. At June 30, 2017, these notes are included in current maturities of long-term debt in our Consolidated Balance Sheet.

Also in July 2017, we repaid $500 million of the $1.0 billion Term Loan Agreement due 2019.

We expect to repay ONEOK Partners’ $400 million, 2.0 percent senior notes due in October 2017, with a combination of cash on hand and short-term borrowings.

For additional information on our consolidated long-term debt, see Note E of the Notes to Consolidated Financial Statements in this Quarterly Report.

Equity issuances - In April 2017, through a wholly owned subsidiary, we contributed 20,000 shares of Series E Preferred Stock, having an aggregate value of $20 million, to the Foundation for use in future charitable and nonprofit causes. The contribution was recorded as a $20 million noncash expense in the second quarter 2017.

In July 2017, we established an “at-the-market” equity program for the offer and sale from time to time of our common stock up to an aggregate amount of $1 billion. The program allows us to offer and sell our common stock at prices we deem appropriate through a sales agent. Sales of our common stock may be made by means of ordinary brokers’ transactions on the NYSE, in block transactions, or as otherwise agreed to between us and the sales agent. We are under no obligation to offer and sell common stock under the program.

Prior to the close of the Merger Transaction, ONEOK Partners had an “at-the-market” equity program for the offer and sale from time to time of its common units, up to an aggregate amount of $650 million. During the three and six months ended June 30, 2017, and the year ended December 31, 2016, no common units were sold through ONEOK Partners’ “at-the-market” equity program. Upon the close of the Merger Transaction on June 30, 2017, the ONEOK Partners “at-the-market” equity program terminated.

Capital Expenditures - We classify expenditures that are expected to generate additional revenue, return on investment or significant operating efficiencies as capital-growth expenditures. Maintenance capital expenditures are those capital expenditures required to maintain our existing assets and operations and do not generate additional revenues. Maintenance capital expenditures are made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives. Our capital expenditures are financed typically through operating cash flows, short- and long-term debt and the issuance of equity.

Capital expenditures, excluding AFUDC and capitalized interest, were $195.2 million and $333.3 million for the six months ended June 30, 2017 and 2016, respectively.

We expect our total 2017 growth capital expenditures to range from $450 million to $550 million and our maintenance capital expenditures to range from $130 million to $150 million, excluding AFUDC and capitalized interest.

Credit Ratings - Our long-term debt credit ratings as of July 24, 2017, are shown in the table below:

Rating Agency	Rating	Outlook
Moody’s	Baa3	Stable
S&P	BBB	Stable

The ONEOK commercial paper program is rated Prime-3 by Moody’s and A-2 by S&P. Following the close of the Merger Transaction, S&P and Moody’s upgraded our credit ratings, removed our credit rating from review and issued stable outlooks.

Our credit ratings, which are investment grade, may be affected by a material change in our financial ratios or a material event affecting our business and industry. The most common criteria for assessment of our credit ratings are the debt-to-EBITDA ratio, interest coverage, business risk profile and liquidity. If our credit ratings were downgraded, our cost to borrow funds under the 2017 Credit Agreement would increase and a potential loss of access to the commercial paper market could occur. In the event that we are unable to borrow funds under our commercial paper program and there has not been a material adverse change in our business, we would continue to have access to our 2017 Credit Agreement, which expires 2022. An adverse credit rating change alone is not a default under our 2017 Credit Agreement. We do not expect a downgrade in our credit rating to have a material impact on our results of operations.

In the normal course of business, our counterparties provide us with secured and unsecured credit. In the event of a downgrade in our credit ratings or a significant change in our counterparties’ evaluation of our creditworthiness, we could be required to provide additional collateral in the form of cash, letters of credit or other negotiable instruments as a condition of continuing to conduct business with such counterparties. We may be required to fund margin requirements with our counterparties with cash, letters of credit or other negotiable instruments.

Cash Distributions - Prior to the consummation of the Merger Transaction, we received distributions from ONEOK Partners on our common and Class B units and our 2 percent general partner interest, which included our incentive distribution rights. Additional information about ONEOK Partners’ cash distributions and our incentive distribution rights for the periods prior to June 30, 2017, is included under “Cash Distributions” in Note O of the Notes to Consolidated Financial Statements in our Annual Report.
Distributions paid to ONEOK Partners unitholders of record at the close of business on January 30, 2017, and May 1, 2017, were $0.79 per unit. Our incentive distribution rights effectively terminated at the close of the Merger Transaction.

Dividends - Holders of our common stock share equally in any dividend declared by our board of directors, subject to the rights of the holders of outstanding preferred stock. Dividends paid on our common stock to shareholders of record at the close of business on January 30, 2017, and May 1, 2017, were $0.615 per share. A dividend of $0.745 per share was declared for the shareholders of record at the close of business on August 7, 2017, payable August 14, 2017.

Our Series E Preferred Stock pays quarterly dividends on each share of Series E Preferred Stock, when, as and if declared by our Board of Directors, at a rate of 5.5 percent per year. Dividends totaling approximately $0.4 million were declared for the Series E Preferred Stock and are payable August 14, 2017.

For the three and six months ended June 30, 2017, cash dividends and distributions paid to noncontrolling interests were sufficiently funded by cash flows from operations. For the three and six months ended June 30, 2016, cash dividends and distributions paid to noncontrolling interests slightly exceeded our consolidated cash flows from operations due to the operating cash flows of ONEOK Partners. As a result, ONEOK Partners utilized cash from operations and borrowings under its commercial paper program to fund cash distributions, short-term liquidity needs and capital projects.

Pension and Postretirement Benefit Plans - Information about our pension and postretirement benefit plans, including anticipated contributions, is included under Note L of the Notes to Consolidated Financial Statements in our Annual Report. See Note I of the Notes to Consolidated Financial Statements in this Quarterly Report for additional information.

CASH FLOW ANALYSIS

We use the indirect method to prepare our Consolidated Statements of Cash Flows. Under this method, we reconcile net income to cash flows provided by operating activities by adjusting net income for those items that affect net income but do not result in actual cash receipts or payments during the period and for operating cash items that do not impact net income. These reconciling items include depreciation and amortization, allowance for equity funds used during construction, gain or loss on sale of assets, deferred income taxes, net undistributed earnings from equity method investments, share-based compensation expense, noncash expense related to our Series E Preferred Stock contribution to the Foundation, other amounts and changes in our assets and liabilities not classified as investing or financing activities.

The following table sets forth the changes in cash flows by operating, investing and financing activities for the periods indicated:

			Variances
	Six Months Ended		2017 vs. 2016
	June 30,		Favorable (Unfavorable)
	2017	2016
	(Millions of dollars)
Total cash provided by (used in):
Operating activities	$642.9	$531.6	$111.3
Investing activities	(183.7)	(298.5)	114.8
Financing activities	(375.7)	(149.6)	(226.1)
Change in cash and cash equivalents	83.5	83.5	—
Change in cash and cash equivalents included in discontinued operations	—	(0.2)	0.2
Change in cash and cash equivalents from continuing operations	83.5	83.3	0.2
Cash and cash equivalents at beginning of period	248.9	97.6	151.3
Cash and cash equivalents at end of period	$332.4	$180.9	$151.5

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

Cash flows from operating activities, before changes in operating assets and liabilities, were $679.8 million for the six months ended June 30, 2017, compared with $686.4 million for the same period in 2016, which is relatively unchanged. The change is due primarily to higher revenues resulting from volume growth in the Williston Basin and STACK and SCOOP areas in our Natural Gas Gathering and Processing and Natural Gas Liquids segments, higher fees resulting from contract restructuring in our Natural Gas Gathering and Processing segment, and higher transportation services due to increased firm demand charge contracted capacity in our Natural Gas Pipelines segment. These increases were offset by lower optimization and marketing earnings due primarily to narrower product price differentials in our Natural Gas Liquids segment, higher operating costs related to the timing of routine maintenance projects in our Natural Gas Liquids and Natural Gas Pipelines segments, employee-related costs and costs associated with the Merger Transaction, as discussed in “Financial Results and Operating Information.”

The changes in operating assets and liabilities decreased operating cash flows $36.9 million for the six months ended June 30, 2017, compared with a decrease of $154.8 million for the same period in 2016. This change is due primarily to the change in risk-management assets and liabilities related to our interest-rate swaps, the change in accounts receivable, accounts payable, and other accruals and deferrals resulting from the timing of receipt of cash from customers and payments to vendors, suppliers and other third parties, and the change in natural gas and NGLs in storage, which vary from period to period and vary with changes in commodity prices.

Investing Cash Flows - Cash used in investing activities decreased to $183.7 million for the six months ended June 30, 2017, compared with $298.5 million for the same period in 2016, due primarily to projects placed in service in 2016.

Financing Cash Flows - Cash used in financing activities increased to $375.7 million for the six months ended June 30, 2017, compared with $149.6 million for the same period in 2016, due primarily to the impact of drawing on our Term Loan Agreement in the first quarter 2016 to repay long-term debt and borrowings under our commercial paper program.

REGULATORY, ENVIRONMENTAL AND SAFETY MATTERS

Environmental Matters - We are subject to multiple historical preservation and environmental laws and/or regulations that affect many aspects of our present and future operations. Regulated activities include, but are not limited to, those involving air emissions, storm water and wastewater discharges, handling and disposal of solid and hazardous wastes, wetlands preservation, hazardous materials transportation, and pipeline and facility construction. These laws and regulations require us to obtain and/or comply with a wide variety of environmental clearances, registrations, licenses, permits and other approvals. Failure to comply with these laws, regulations, licenses and permits may expose us to fines, penalties and/or interruptions in our operations that could be material to our results of operations. For example, if a leak or spill of hazardous substances or petroleum products occurs from pipelines or facilities that we own, operate or otherwise use, we could be held jointly and severally liable for all resulting liabilities, including response, investigation and cleanup costs, which could affect materially our results of operations and cash flows. In addition, emissions controls and/or other regulatory or permitting mandates under the Clean Air Act and other similar federal and state laws could require unexpected capital expenditures at our facilities. We cannot assure that existing environmental statutes and regulations will not be revised or that new regulations will not be adopted or become applicable to us.

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

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements and related disclosures in accordance with GAAP requires us to make estimates and assumptions with respect to values or conditions that cannot be known with certainty that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenue and expenses during the reporting period. Although we believe these estimates and assumptions are reasonable, actual results could differ from our estimates.

Information about our estimates and critical accounting policies is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Estimates and Critical Accounting Policies,” in our Annual Report.

FORWARD-LOOKING STATEMENTS

Some of the statements contained and incorporated in this Quarterly Report are forward-looking statements as defined under federal securities laws. The forward-looking statements relate to our anticipated financial performance (including projected operating income, net income, capital expenditures, cash flow and projected levels of distributions), liquidity, management’s plans and objectives for our future growth projects and other future operations (including plans to construct additional natural gas and natural gas liquids pipelines and processing facilities and related cost estimates), our business prospects, the outcome of regulatory and legal proceedings, market conditions and other matters. We make these forward-looking statements in reliance on the safe harbor protections provided under federal securities legislation and other applicable laws. The following discussion is intended to identify important factors that could cause future outcomes to differ materially from those set forth in the forward-looking statements.

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

•
our indebtedness and guarantee obligations could make us vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds and/or place us at competitive disadvantages compared with our competitors that have less debt, or have other adverse consequences;

•	actions by rating agencies concerning our credit.

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

COMMODITY PRICE RISK

As part of our hedging strategy, we use commodity derivative financial instruments and physical-forward contracts described in Note D of the Notes to the Consolidated Financial Statements in this Quarterly Report to minimize the impact of near-term price fluctuations of natural gas, NGLs and condensate.

Although our businesses are predominantly fee-based, in our Natural Gas Gathering and Processing segment, we are exposed to commodity price risk as a result of retaining a portion of the commodity sales proceeds associated with our POP with fee contracts. We have restructured a portion of our POP with fee contracts to include significantly higher fees, which reduces our equity volumes and the related commodity price exposure. However, under certain POP with fee contracts, our fee revenues may increase or decrease if production volumes, delivery pressures or commodity prices change relative to specified thresholds. We are exposed to basis risk between the various production and market locations where we buy and sell commodities.

The following tables set forth hedging information for our Natural Gas Gathering and Processing segment’s forecasted equity volumes for the periods indicated:

	Six Months Ending December 31, 2017
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	8.0	$0.51	/ gallon	77%
Condensate (MBbl/d) - WTI-NYMEX	1.8	$44.88	/ Bbl	73%
Natural gas (BBtu/d) - NYMEX and basis	72.9	$2.63	/ MMBtu	95%

	Year Ending December 31, 2018
	Volumes Hedged	Average Price		Percentage Hedged
NGLs - excluding ethane (MBbl/d) - Conway/Mont Belvieu	5.8	$0.62	/ gallon	58%
Condensate (MBbl/d) - WTI-NYMEX	1.5	$53.04	/ Bbl	50%
Natural gas (BBtu/d) - NYMEX and basis	57.2	$2.81	/ MMBtu	87%

Our Natural Gas Gathering and Processing segment’s commodity price sensitivity is estimated as a hypothetical change in the price of NGLs, crude oil and natural gas at June 30, 2017. Condensate sales are typically based on the price of crude oil. We estimate the following for our forecasted equity volumes, including the effects of hedging information set forth above, and assuming normal operating conditions:

•
a $0.01 per-gallon change in the composite price of NGLs would change adjusted EBITDA for the six months ending December 31, 2017, and for the year ending December 31, 2018, by approximately $0.4 million and $2.4 million, respectively;

•
a $1.00 per-barrel change in the price of crude oil would change adjusted EBITDA for the six months ending December 31, 2017, and for the year ending December 31, 2018, by approximately $0.2 million and $0.8 million, respectively; and

•
a $0.10 per-MMBtu change in the price of residue natural gas would change adjusted EBITDA for the six months ending December 31, 2017, and for the year ending December 31, 2018, by approximately $0.1 million and $0.3 million, respectively.

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

The following tables set forth hedging information related to purchased put options to reduce commodity price sensitivity associated with certain POP with fee contracts:

	Six Months Ending December 31, 2017
	Volumes Hedged	Average Strike Price		Fair Value Asset at June 30, 2017
				(Millions of dollars)
Natural gas (BBtu/d) - NYMEX	146.7	$2.47	/ MMBtu	$0.4

See Note D of the Notes to Consolidated Financial Statements in this Quarterly Report for more information on our hedging activities.

INTEREST-RATE RISK

We are exposed to interest-rate risk through our 2017 Credit Agreement, commercial paper program, the Term Loan Agreement and long-term debt issuances. Future increases in LIBOR, corporate commercial paper rates or corporate bond rates could expose us to increased interest costs on future borrowings. We manage interest-rate risk through the use of fixed-rate debt, floating-rate debt and interest-rate swaps. Interest-rate swaps are agreements to exchange interest payments at some future point based on specified notional amounts. As of June 30, 2017, and December 31, 2016, we had interest-rate swaps with notional amounts totaling $1 billion to hedge the variability of our LIBOR-based interest payments and forward-starting interest-rate swaps with notional amounts totaling $1.2 billion to hedge the variability of interest payments on a portion of our forecasted debt issuances that may result from changes in the benchmark interest rate before the debt is issued. All of our interest-rate swaps are designated as cash flow hedges. At June 30, 2017, we had derivative assets of $38.0 million and derivative liabilities of $16.9 million related to these interest-rate swaps. At December 31, 2016, we had derivative assets of $47.5 million and derivative liabilities of $12.8 million related to these interest-rate swaps.

In July 2017, we settled $400 million of our forward-starting interest-rate swaps upon the completion of our underwritten public offering of $1.2 billion senior unsecured notes and $500 million of our interest-rate swaps used to hedge our LIBOR-based interest payments.

See Note D of the Notes to Consolidated Financial Statements in this Quarterly Report for more information on our hedging activities.

COUNTERPARTY CREDIT RISK

We assess the creditworthiness of our counterparties on an ongoing basis and require security, including prepayments and other forms of collateral, when appropriate. Certain of our counterparties to our Natural Gas Gathering and Processing segment’s commodity sales, our Natural Gas Liquids segment’s marketing activities and our Natural Gas Pipelines segment’s storage activities may be impacted by the low commodity price environment and could experience financial problems, which could result in nonpayment and/or nonperformance, which could adversely impact our results of operations.

Customer concentration - For the six months ended June 30, 2017, no single customer represented more than 10 percent of our consolidated revenues and only 23 customers individually represented one percent or more of our consolidated revenues, the majority of which are investment-grade customers, as rated by S&P, Moody’s or our comparable internal ratings, or secured by letters of credit or other collateral.

Natural Gas Gathering and Processing - Our Natural Gas Gathering and Processing segment’s customers are crude oil and natural gas producers, which include both large integrated and independent exploration and production companies. We are not typically exposed to material credit risk with producers under POP with fee contracts as we sell the commodities and remit a portion of the sales proceeds back to the producer customer. For the six months ended June 30, 2017 and 2016, approximately 99 percent of the downstream commodity sales in our Natural Gas Gathering and Processing segment were made to investment-grade customers, as rated by S&P, Moody’s or our comparable internal ratings, or were secured by letters of credit or other collateral.

Natural Gas Liquids - Our Natural Gas Liquids segment’s customers are primarily NGL and natural gas gathering and processing companies; large integrated and independent crude oil and natural gas production companies; propane distributors; ethanol producers; and petrochemical, refining and NGL marketing companies. We earn fee-based revenue from NGL and natural gas gathering and processing customers and natural gas liquids pipeline transportation customers. We are not typically exposed to material credit risk on the majority of our exchange services fee revenues, as we purchase NGLs from our gathering and processing customers and deduct our fee from the amounts we remit. We also earn sales revenue on the downstream sales of NGL products. For the six months ended June 30, 2017 and 2016, approximately 80 percent and 85 percent, respectively, of our commodity sales were made to investment-grade customers, as rated by S&P, Moody’s or our comparable internal ratings, or were secured by letters of credit or other collateral. In addition, the majority of our Natural Gas Liquids segment’s pipeline tariffs provide us the ability to require security from shippers.

Natural Gas Pipelines - Our Natural Gas Pipelines segment’s customers are primarily local natural gas distribution companies, electric-generation facilities, large industrial companies, municipalities, irrigation customers and marketing companies. For the six months ended June 30, 2017 and 2016, approximately 85 percent and 90 percent, respectively, of our revenues in this segment were from investment-grade customers, as rated by S&P, Moody’s or our comparable internal ratings, or were secured by letters of credit or other collateral. In addition, the majority of our Natural Gas Pipelines segment’s pipeline tariffs provide us the ability to require security from shippers.

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

Changes in Internal Control Over Financial Reporting - There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Additional information about our legal proceedings is included in Note K of the Notes to Consolidated Financial Statements in this Quarterly Report and under Part I, Item 3, Legal Proceedings, in our Annual Report.

ITEM 1A.	RISK FACTORS

Our investors should consider the risks set forth in Part I, Item 1A, Risk Factors, of our Annual Report that could affect us and our business, except for the additional risk factor discussed below. Although we have tried to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our financial performance. Investors should carefully consider the discussion of risks and the other information included or incorporated by reference in this Quarterly Report, including “Forward-Looking Statements,” which are included in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our consolidated debt and guarantee obligations could make us more vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds and place us at a competitive disadvantage.

In connection with the Merger Transaction, ONEOK Partners and the Intermediate Partnership entered into agreements guaranteeing our obligations under the 2017 Credit Agreement and our outstanding senior notes and commercial paper, and we entered into agreements guaranteeing ONEOK Partners’ obligations under the Term Loan Agreement and its outstanding senior notes. We are therefore liable for these debt obligations of ONEOK Partners in the event of a default. Our indebtedness, along with our guarantee obligations, could make us more vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds, place us at competitive disadvantages compared with our competitors that have less debt and fewer guarantee obligations and/or have other adverse consequences. For more information about our debt, see Note E of the Notes to Consolidated Financial Statements in this Quarterly Report.

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

4.1
Fifth Supplemental Indenture, dated as of June 30, 2017, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and The Bank of New York Mellon Trust, as trustee (incorporated by reference from Exhibit 4.1 to ONEOK Inc.’s Current Report on Form 8-K filed July 3, 2017 (File No. 1-13643)).

4.2
Third Supplemental Indenture, dated as of June 30, 2017, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.2 to ONEOK Inc.’s Current Report on Form 8-K filed July 3, 2017 (File No. 1-13643)).

4.3
Fourth Supplemental Indenture, dated as of June 30, 2017, by and among ONEOK, Inc., ONEOK Partners, L.P., ONEOK Partners Intermediate Limited Partnership and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.3 to ONEOK Inc.’s Current Report on Form 8-K filed July 3, 2017 (File No. 1-13643)).

4.4
Fifteenth Supplemental Indenture, dated as of June 30, 2017, by and among ONEOK Partners, L.P., ONEOK, Inc., ONEOK Partners Intermediate Limited Partnership and Wells Fargo Bank, N.A., as trustee (incorporated by reference from Exhibit 4.4 to ONEOK Inc.’s Current Report on Form 8-K filed July 3, 2017 (File No. 1-13643)).

10.1
Credit Agreement, dated as of April 18, 2017, among ONEOK, Inc., Citibank, N.A., as administrative agent, a swingline lender, a letter of credit issuer and a lender, and the other lenders, swingline lenders and letter of credit issuers parties thereto (incorporated by reference to Exhibit 10.1 from ONEOK, Inc.’s the Current Report on Form 8-K filed April 19, 2017 (File No. 1-13643)).

10.2
First Amendment to Term Loan Agreement, dated as of April 18, 2017, among ONEOK Partners, L.P., Mizuho Bank, Ltd., as administrative agent and a lender, and the other lenders parties thereto (including the Amended and Restated Term Loan Agreement attached as an annex thereto) (incorporated by reference to Exhibit 10.1 from ONEOK Partners, L.P.’s Current Report on Form 8-K filed April 19, 2017 (File No. 1-12202)).

10.3
Guaranty Agreement, dated as of June 30, 2017, by and between ONEOK Partners, L.P. and ONEOK Partners Intermediate Limited Partnership, in favor of Citibank, N.A., as administrative agent, under the Credit Agreement, dated as of April 18, 2017, by and among ONEOK, Inc., Citibank, N.A. and the other lenders parties thereto (incorporated by reference from Exhibit 10.1 to ONEOK Inc.’s Current Report on Form 8-K filed July 3, 2017 (File No. 1-13643)).

10.4
Guaranty Agreement, dated as of June 30, 2017, by ONEOK, Inc. in favor of Mizuho Bank, Ltd., as administrative agent, under the Term Loan Agreement, dated as of January 8, 2016, as amended by the First Amendment to Term Loan Agreement, dated as of April 18, 2017, by and among ONEOK Partners, L.P., Mizuho Bank, Ltd. and the other lenders parties thereto (incorporated by reference from Exhibit 10.2 to ONEOK Inc.’s Current Report on Form 8-K filed July 3, 2017 (File No. 1-13643)).

31.1	Certification of Terry K. Spencer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Walter S. Hulse pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Terry K. Spencer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

32.2	Certification of Walter S. Hulse pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only pursuant to Rule 13a-14(b)).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definitions Document.

101.LAB	XBRL Taxonomy Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

Attached as Exhibit 101 to this Quarterly Report are the following XBRL-related documents: (i) Document and Entity Information; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016; (iv) Consolidated Balance Sheets at June 30, 2017, and December 31, 2016; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; (vi) Consolidated Statements of Changes in Equity for the six months ended June 30, 2017 and 2016; and (vii) Notes to Consolidated Financial Statements.

We also make available on our website the Interactive Data Files submitted as Exhibit 101 to this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONEOK, Inc.
Registrant

Date: August 2, 2017	By:	/s/ Walter S. Hulse III
Walter S. Hulse III
Chief Financial Officer and
Executive Vice President, Strategic Planning
and Corporate Affairs
(Principal Financial Officer)